Form 10QSB
period 1996-03-31
INTERNATIONAL ASSETS HOLDING CORP
filed 1996-05-14
CIK 913760

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        Commission File Number 33-70334-A


                    INTERNATIONAL ASSETS HOLDING CORPORATION
        (Exact name of small business issuer as specified in its charter)



     Delaware                                             59-2921318
- - -------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer  Identification No.)
incorporation or organization)

                        250 Park Avenue South, Suite 200
                              Winter Park, FL 32789
                    (Address of principal executive offices)

                                 (407) 629-1400
                           (Issuer's telephone number)

                                       NA

- - -------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)


Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

The number of shares outstanding of Common Stock was 1,459,187 as of April 30, 1996.

Transitional small business disclosure format Yes [ ] No [X]

                                      INDEX



                                                                       Page No.
Part I.    FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheet at March 31, 1996 ..............  4

        Condensed Consolidated Statements of Operations for the
        Six Months ended March 31, 1996, and 1995 ...........................  6

        Condensed Consolidated Statements of Operations for the
        Three Months ended March 31, 1996, and 1995 .........................  7

        Condensed Consolidated Statements of Cash Flows for the
        Six Months ended March 31, 1996, and 1995 ...........................  8

        Notes to Condensed Consolidated Financial Statements ................ 10

Item 2. Management's Discussion and Analysis or Plan of Operation ........... 13

Part II.   OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders ................. 17

Item 6. Exhibits and Reports on Form 8-K .................................... 17

        Signatures .......................................................... 20

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet

                                 March 31, 1996

                                   (Unaudited)


             Assets


Cash ............................................................     $  343,354
Cash deposits with clearing broker ..............................        713,594
Foreign currency deposits with clearing broker ..................          2,728
Short term investments ..........................................      1,583,176
Receivable from clearing broker .................................        382,080
Receivable from affiliated company ..............................         32,315
Other receivables ...............................................        103,901
Securities owned, at market value ...............................      3,128,851
Deferred income tax benefit .....................................         30,526

Property and equipment, at cost:
     Leasehold improvements .....................................         40,404
     Furniture and equipment ....................................        581,564
                                                                      ----------

                                                                         621,968
Less accumulated depreciation and amortization ..................        287,963
                                                                      ----------

             Net property and equipment .........................        334,005

Other assets, net of accumulated amortization of $25,250 ........        173,733






                                                                      ==========
                                                                      $6,828,263
                                                                      ==========


See accompanying notes to condensed consolidated financial statements

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet

                                 March 31, 1996

                                   (Unaudited)


             Liabilities and Stockholders' Equity


Liabilities:
     Securities sold, but not yet purchased, at market value .....    $  895,973
     Accounts payable ............................................       102,714
     Accrued salaries, commissions and benefits ..................       621,923
     Other accrued expenses ......................................       166,086
     Income taxes payable ........................................        24,850
     Deferred income taxes .......................................        14,753
     Other .......................................................         7,484
                                                                      ----------

             Total liabilities ...................................     1,833,783
                                                                      ----------


Stockholders' equity:
     Preferred stock, $.01 par value.  Authorized 1,000,000
       shares; issued and outstanding -0- shares .................          --
    Common stock, $.01 par value.  Authorized 3,000,000
       shares; issued and outstanding 1,459,687 shares ...........        14,597
     Additional paid-in capital ..................................     3,285,986
     Retained earnings ...........................................     1,693,897
                                                                      ----------

             Total stockholders' equity ..........................     4,994,480





                                                                      ==========
                                                                      $6,828,263
                                                                      ==========


See accompanying notes to condensed consolidated financial statements

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                For the Six Months Ended March 31, 1996, and 1995

                                   (Unaudited)

                                                    1996         1995
Revenues:
     Commissions                                 $4,485,601    3,109,107
     Net dealer inventory and investment gains    1,235,565      699,216
     Other revenue                                  281,960      193,575
                                                 ----------   ----------

Total revenues                                    6,003,126    4,001,898
                                                  ---------    ---------

Expenses:
     Commissions and clearing fees               2,494,831    1,828,969
     Employees compensation and benefits         1,272,208      818,874
     Communications and promotions                 866,047      702,812
     Other operating expenses                      624,847      480,415
                                                 ---------    ---------

        Total expenses ............              5,257,933    3,831,070
                                                 ---------    ---------

Income before income taxes                         745,193      170,828

Income tax expense                                 303,507       87,489
                                                   -------      -------

Net income                                      $  441,686       83,339
                                                   =======       ======



Earnings per common and dilutive common equivalent share:
          Primary:                              $     .241         .057
          Fully diluted:                        $     .241         .057

Weighted average number of common and dilutive
     common equivalent shares outstanding:
          Primary                                2,119,336     1,462,068
          Fully diluted                          2,119,336     1,462,068



See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

               For the Three Months Ended March 31, 1996, and 1995

                                   (Unaudited)

                                                         1996          1995
Revenues:
     Commissions ...................................   $2,604,241    1,405,398
     Net dealer inventory and investment gains .....      614,647      357,670
     Other revenue .................................      124,906      128,183
                                                        ----------   ----------

             Total revenues ........................    3,343,794    1,891,251
                                                        ----------   ----------

Expenses:
     Commissions and clearing fees .................    1,443,190      816,870
     Employees compensation and benefits ...........      723,904      392,367
     Communications and promotions .................      439,160      343,932
     Other operating expenses ......................      314,737      241,954
                                                         ---------   ----------

             Total expenses ........................    2,920,991    1,795,123
                                                        ----------   ----------

Income before income taxes .........................      422,803       96,128

Income tax expense .................................      168,214       55,444

                                                        ----------   ----------

Net Income .........................................   $  254,589       40,684
                                                        ==========   ==========



Earnings per common and dilutive common equivalent share:
          Primary: .................................   $     .130         .028
          Fully diluted: ...........................   $     .130         .028

Weighted average number of common and dilutive
     common equivalent shares outstanding:
          Primary ..................................    2,234,452    1,460,887
          Fully diluted ............................    2,234,452    1,460,887






See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                For the Six Months Ended March 31, 1996, and 1995

                                   (Unaudited)

                                                                                                 1996              1995
Cash flows from operating activities:
Net income                                                                                     $441,686            83,339
Adjustments to reconcile net income to net cash used
       for operating activities:
          Net amortization and appreciation of short-term investments                           (48,439)          (36,311)
          Loss on disposal of property and equipment                                                   0              216
          Depreciation and amortization                                                          57,779            39,329
          Deferred income taxes                                                                  (1,085)          (19,907)
          Cash provided by (used for) changes in:
             Receivable from clearing broker                                                   (229,346)         (416,877)
             Receivable from affiliated company                                                    8,457          (10,692)
             Other receivables                                                                    19,001           20,378
             Refundable income taxes                                                                   0           (3,364)
             Securities owned                                                                (1,129,755)         (100,750)
             Other assets                                                                            400           (3,664)
             Payable to clearing broker                                                                0         (573,394)
             Securities sold, but not yet purchased                                              480,269          (55,926)
             Accounts payable                                                                      5,907            92,272
             Accrued salaries, commissions and benefits                                         (49,037)         (255,089)
             Other accrued expenses                                                                  230          (14,465)
             Income taxes payable                                                              (144,408)         (285,190)
             Other liabilities                                                                        93                90
                                                                                          ---------------   ---------------

             Net cash used for operating activities                                            (588,248)       (1,540,005)
                                                                                          ---------------   ---------------

Cash flows from investing activities:
     Disposal of short-term investments                                                       5,279,000         1,191,000
     Acquisition of short-term investments                                                   (5,053,161)       (1,190,316)
     Acquisition of property, equipment & other assets                                         (178,093)          (63,363)
     Repayments of loan to Employee Stock Ownership Plan                                              0            54,000
                                                                                          ---------------   ---------------

             Net cash provided by (used for) investing activities                                 47,746           (7,619)
                                                                                          ---------------   ---------------

See accompanying notes to condensed consolidated financial statements.                                         (continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES



                                                                                                 1996               1995

Cash flows from financing activities:
     Acquisition of common shares for repurchase plan                                            (4,693)                0
     Acquisition of redeemable common shares for treasury                                             0           (21,435)
                                                                                          ---------------   ---------------

             Net cash used for financing activities                                              (4,693)          (21,435)
                                                                                          ---------------   ---------------

             Net decrease in cash                                                              (545,195)       (1,569,059)

Cash and cash equivalents at beginning of period                                               1,604,871         2,010,266
                                                                                          ---------------   ---------------

Cash and cash equivalents at end of period                                             $       1,059,676           441,207
                                                                                          ===============   ===============


Supplemental disclosure of cash flow information:
     Cash paid for interest                                                            $           4,440               898
                                                                                          ===============   ===============

     Income taxes paid                                                                 $         449,000           395,950
                                                                                          ===============   ===============



     Noncash financing activities: During December, 1994, the Company retired treasury stock with a cost of $21,435 representing 4,513 shares of the Company's common stock. The retirement of the treasury stock has been recorded as a reduction of common stock and retained earnings.



See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                            March 31, 1996, and 1995

     (1) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of Management, such financial statements reflect all adjustments necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements for the year ending September 30, 1995, filed on Form 10-KSB and Amendment No. 1 to Form 10-KSB (SEC File Number 33-70334-A).

     As used in this Form 10-QSB, the term'Company' refers, unless the context requires otherwise, to International Assets Holding Corporation and its five wholly owned subsidiaries; International Assets Advisory Corp. ('IAAC'), Global Assets Advisors, Inc. ('GAA'), International Financial Products, Inc. ('IFP'), GlobalNet Securities, Inc. ('GNSI') and International Asset Management Corp. ('IAMC').

     (2) Securities Owned and Sold, But Not Yet Purchased

     Marketable securities owned and sold, but not yet purchased at March 31, 1996, consist of trading and investment securities at quoted market values as follows:

                                                                Sold, but not
                                                   Owned        yet purchased

Obligation of U.S. Government ...............   $1,065,215         --
Common stock and American Depository Receipts    1,565,502      895,973
Unit Investment Trusts ......................      353,831         --
Corporate debt securities ...................      113,212         --
Foreign government obligations ..............       31,091         --
                                                 ---------      -------
                                                $3,128,851      895,973
                                                 ---------      -------

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

     (3)  Amendment to Stock Option Plan

     On December 28, 1995, the Company's Board of Directors approved an amendment effective December 28, 1995, to the International Assets Holding Corporation Stock Option Plan (the 'Plan') and approved its submission to the shareholders for their approval. The amendment received shareholder approval at the annual meeting of stockholders on February 15, 1996. The Plan was initially adopted by the Board of Directors on January 23, 1993, and approved by the shareholders on November 10, 1993. The amendment to the Plan increased the number of shares available for issuance under the Plan from 250,000 to 500,000 shares. As of March 31, 1996, 425,000 option shares are granted and outstanding under the Plan.

     (4) Earnings Per Common Share

     Primary and fully diluted earnings per common and dilutive common equivalent share for the three months and the six months ended March 31, 1996, have been computed by dividing adjusted net income by the weighted average number of common and dilutive common equivalent shares outstanding. Common equivalent shares represent shares of common stock issuable upon the assumed exercise of stock options and warrants. Common equivalent shares had an antidilutive effect on the earnings per share computation for the three months and the six months ended March 31, 1995.

     (5) Leases

     The Company is obligated under various noncancelable operating leases for the rental of its office facilities and certain office equipment. Rent expense associated with operating leases amounted to $144,111 and $115,192 for the six months ended March 31, 1996, and 1995, respectively. The minimum lease payments under noncancelable operating leases as of March 31, 1996, are as follows:

                Year Ending September 30,
                         1996                   293,705
                         1997                   272,741
                         1998                   258,312
                         1999                   105,532
                      Thereafter                   --
                                               ---------
                                             $1,184,603
                                               ---------

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

     (6) Stock Repurchase Program

     On March 13, 1996, the Company announced that the Board of Directors has authorized the Company to repurchase up to $500,000 of its common stock in the open market during the remainder of the fiscal year which ends September 30, 1996. The stock purchases will be made in the open market from time to time as market conditions permit. The Company is required to comply with Rule 10b-18 of the Securities and Exchange Commission which regulates the specific terms in which shares may be repurchased. As of April 30, 1996, the Company has repurchased 1,700 shares under this repurchase program.

     (7)  Redeemable Common Stock

     The Company has an Employee Stock Ownership Plan ('ESOP') with 357,715 unregistered common shares and 3,000 registered common shares. All registered and unregistered shares have been allocated to ESOP participants as of March 31, 1996. In the event of termination of employment of an ESOP participant, the Company may be obligated to issue a put option to a terminated participant which may require the Company to redeem, within 60 days of issuance of the put option, the participants' vested shares of the Company's common stock. Pursuant to the ESOP the redemption price of the put option will be the current fair market value as of the date of the issuance of the put option. If a put option is required to be issued, it shall be issued as soon as administratively practicable following the close of the plan year in which the participant terminated employment. The plan year for the ESOP is the calendar year. As of March 31, 1996, there are approximately 19,300 vested shares allocated to participants that terminated employment during the 1996 plan year. If the Company's shares distributed to a participant are registered and tradable on an established securities market, the Company is not required to provide a put option to the participant.

     The Company is in the process of preparing a registration statement for the unregistered shares held by the ESOP. It is currently anticipated that this registration process will be completed before the end of the 1996 calendar year end. It is also anticipated that the 19,300 vested shares allocated to terminated participants will be registered before the end of the ESOP plan year and the Company's requirement to issue put options will terminate at that time.

       ITEM 2. MANAGEMENt'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


     The Company's assets have increased from $6,101,325 at September 30, 1995, to $6,828,263 at March 31, 1996, and the Company's liabilities increased from $1,543,837 at September 30, 1995, to $1,833,783 at March 31, 1996. The increase in the net assets (assets less liabilities) of $436,992 primarily relates to the net income earned for the six month fiscal period.

     The Company's condensed consolidated balance sheet at March 31, 1996, reflects a receivable from clearing broker, for trades which had not yet settled for cash, due to the proceeds from the sale of securities exceeding the cost of securities purchased.

Results of Operations:

Six Months Ended March 31, 1996, as Compared to the Six Months Ended March 31, 1995

     The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations.

     The Company's revenues are derived primarily from commissions earned on the sale of securities and trading income in securities purchased or sold for the Company's account. For the six months ended March 31, 1996, and 1995, approximately 75% and 78%, respectively, of the Company's revenues were derived from commissions earned on the sale of securities. For the six months ended March 31, 1996, and 1995, approximately 21% and 17%, respectively, of the Company's total revenues were from net dealer inventory and investment gains.

     Total revenues increased by approximately 50% for the six months ended March 31, 1996, as compared to the six months ended March 31, 1995, despite a decrease in the average number of account executives from 43, as of March 31, 1995, to 41, as of March 31, 1996, or a decrease of 5%. The increase in revenues was attributable to the strong investment markets during the six months ended March 31, 1996, which resulted in an increase in the average dollar amount of trades and an increase in trading volume during the six months ended March 31, 1996, as compared to the six months ended March 31, 1995.

     Commission revenue increased approximately 44% while net dealer inventory and investment gains (trading revenue) increased approximately 77% for the six months ended March 31, 1996, as compared to the six months ended March 31, 1995. The increase in trading revenue is primarily attributable to substantial increases in the Company's wholesale trading and retail trading activities. The Company's trading department primarily concentrates on global securities which it believes are likely to be traded by the Company's clients. By focusing on these types of securities, trading revenue is more directly related to commission revenue and order flow.


     Other revenues increased approximately 46% during the six months ended March 31, 1996, as compared to the six months ended March 31, 1995. The increase in other revenue during the six months ended March 31, 1996, is partially due to an increase in interest earned on short and long term U.S. government securities held by the Company, fees for money management and sales of other financial products.

     The  major   expenses   incurred  by  the  Company   relate  to  employees'
compensation and benefits, direct costs of securities operations such as commissions and clearing fees, and communications and promotions expense.

     Total expenses increased by approximately 37% for the six months ended March 31, 1996, as compared to the same period in 1995. This increase is primarily attributable to increases in commissions and clearing fees, employees compensation and benefits , communications and promotions and other operating expenses.

     Commissions and clearing expenses increased approximately 36% during the six months ended March 31, 1996, as compared to the same period in 1995. This increase is directly related to the increased commission revenue and increased trading activity. Employee compensation and benefits expense rose 55% during the six months ended March 31, 1996, as compared to the six months ended March 31, 1995. The increase in employee compensation and benefits is primarily due to increases in performance based bonus accruals based on the increase in net income by the Company during the six months ended March 31, 1996, as compared to the six months ended March 31, 1995.

     Overall promotion and communication expenses increased 23% primarily due to additional total personnel and increased promotional activities during the six months ended March 31, 1996, as compared to the six months ended March 31, 1995. Other operating expenses increased approximately 30% during the six months ended March 31, 1996, as compared to the six months ended March 31, 1995. This increase is partially attributable to an increase in rent of approximately $29,000 related to the Company's expansion of office space, an increase in leased equipment and maintenance expense of approximately $25,000 and an increase of approximately $17,000 in amortization and depreciation expense.

     As a result of the above, income before income taxes has increased by approximately $574,000 during the six months ended March 31, 1996, as compared to the six months ended March 31, 1995. The Company's effective income tax rate was approximately 41% and 51% for the six months ended March 31, 1996, and 1995, respectively.

    Three Months Ended March 31, 1996, as Compared to the Three Months Ended March 31, 1995

     For the three months ended March 31, 1996, and 1995, approximately 78% and 74%, respectively, of the Company's revenues were derived from commissions earned on the sale of securities. For the three months ended March 31, 1996, and 1995, approximately 18% and 19%, respectively, of the Company's total revenues were from net dealer inventory and investment gains.

     Total revenues increased by approximately 77% for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, despite a decrease in the average number of account executives from 43, as of March 31, 1995, to 41, as of March 31, 1996, or a decrease of 5%. The increase in revenues was attributable to the strong investment markets during the three months ended March 31, 1996, which resulted in an increase in the average dollar amount of trades and an increase in trading volume during the three months ended March 31, 1996, as compared to the three months ended March 31, 1995.

     Commission revenue increased approximately 85% while net dealer inventory and investment gains (trading revenue) increased approximately 72% for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. The increase in trading revenue is primarily attributable to increases in the Company's wholesale trading and retail trading activities. The Company's trading department primarily concentrates on global securities which it believes are likely to be traded by the Company's clients. By focusing on these types of securities, trading revenue is more directly related to commission revenue and order flow. Other revenues decreased approximately 3% during the three months ended March 31, 1996, as compared to the three months ended March 31, 1995.

     The  major   expenses   incurred  by  the  Company   relate  to  employees'
compensation and benefits, direct costs of securities operations such as commissions and clearing fees, and communications and promotions expense.

     Total expenses increased by approximately 63% for the three months ended March 31, 1996, as compared to the same period in 1995. This increase is primarily attributable to increases in commissions and clearing fees, employees compensation and benefits, communications and promotions and other operating expenses.

     Commissions and clearing expenses increased approximately 77% during the three months ended March 31, 1996, as compared to the same period in 1995. This increase is directly related to the increased commission revenue and increased trading activity. Employee compensation and benefits expense rose 84% during the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. The increase in employee compensation and benefits is primarily due to increases in performance based bonus accruals based on the increase in net income by the Company during the three months ended March 31, 1996, as compared to the three months ended March 31, 1995.

     Overall promotion and communication expenses increased 28% primarily due to additional total personnel and increased promotional activities during the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. Other operating expenses increased approximately 30% during the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. This increase is primarily attributable to an increase in rent related to the Company's expansion of office space, an increase in leased equipment and maintenance and an increase in amortization and depreciation expense.

     As a result of the above, income before income taxes has increased by approximately $327,000 during the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. The Company's effective income tax rate was approximately 40% and 58% for the three months ended March 31, 1996, and 1995, respectively.


  Liquidity  and  Capital  Resources

     A substantial portion of the Company's assets are liquid. At March 31, 1996, approximately 85% of the Company's assets consisted of cash, cash equivalents, and marketable securities. All assets are financed by the Company's equity capital, short-term borrowings from securities lending transactions and other payables.

     IAAC is subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At March 31, 1996, IAAC had net capital of approximately $1,388,000, which was approximately $1,288,000 in excess of its minimum net capital requirement at that date.

     In the opinion of management, the Company's existing capital and cash flow from operations will be adequate to meet the Company's capital needs for at least the next 12 months in light of known and reasonably estimated trends. In addition, management believes that the Company will be able to obtain additional short or medium-term financing that may be desirable in the ordinary conduct of its business. The Company has no plans for additional financing and there can be no assurance such financing will be available.

                                     PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of stockholders was held on Thursday, February 15, 1996. The stockholders reelected all members of the existing Board of Directors, Diego J. Veitia, Jerome F. Miceli, Stephen A. Saker, Donald A. Halliday and Elmer L. Jacobs. The stockholders also approved the action of the Board of Directors in selecting KPMG Peat Marwick LLP to audit the financial statements of the Company and its subsidiaries for the period commencing October 1, 1995, and ending September 30, 1996. The stockholders further approved the action of the Board of Directors in adopting an amendment to the International Assets Holding Corporation Stock Option Plan to increase the total number of shares available for issuance under the Plan from 250,000 to 500,000 shares.

                                                        Votes         Votes
               Matter                                    For         Withheld

Election of Diego J. Veitia as  director ...........   1,139,447      12,136
Election of Jerome F.Miceli as director ............   1,139,447      12,136
Election of Stephen A. Saker as director ...........   1,139,447      12,136
Election of Donald A. Halliday as director .........   1,139,447      12,136
Election of Elmer L.  Jacobs as director ...........   1,139,447      12,136



                                                    Votes         Votes         Votes
                  Matter                              For        Against        Abstain

Approval of the auditors                           1,138,358      2,300         10,925


                                                     Votes        Votes         Votes
                  Matter                              For        Against        Abstain       No Vote

Approval to amend stock option plan                882,194       94,605         35,551        139,233



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a). Exhibits

                      11.  Computation of Earnings Per Share
                             (Page 18 and 19 attached)

                  b). Form 8-K

                      No reports were filed on Form 8-K during the three months ended March 31, 1996.


                    INTERNATIONAL ASSETS HOLDING CORPORATION

                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

                For the Six Months Ended March 31, 1996, and 1995

                                                                   1996        1995 (1)
Adjustment of shares outstanding:
Weighted average number of actual common shares outstanding ...   1,460,861   1,462,068

Weighted average number of additional common shares outstanding
     assuming the exercise of common stock equivalents (2) ....     658,475        --

Weighted average number of common and dilutive
                                                                  =========   =========
     common equivalent shares outstanding .....................   2,119,336   1,462,068
                                                                  =========   =========

Adjustment of net income:
Actual net income .............................................    $441,686   $  83,339

Adjustment to net income assuming the investment of
      excess proceeds received from the assumed exercise
      of common  stock equivalents, net of income taxes            $ 68,669        --

                                                                    ========   ========
Adjusted net income ...........................................    $510,355   $  83,339
                                                                    ========   ========

Earnings per common and dilutive common equivalent share:
     Primary: .................................................   $    .241   $   .057
     Fully diluted (3): .......................................   $    .241   $   .057



- - --------------------------------------------------------------------------------

     (1) In 1995, the common stock equivalents (common stock warrants and common stock options) are antidilutive, therefore, no common stock equivalents are assumed to be exercised.

     (2) This calculation assumes that of all the additional common shares outstanding, assuming the exercise of all common stock equivalents, 291,937 shares of common stock are re-acquired as of the beginning of the 1996 fiscal year.

     (3) In 1996, there were no other potentially dilutive securities present other than the common stock equivalents (common stock warrants and common stock options), therefore, primary and fully diluted earnings per share amounts are the same.

                    INTERNATIONAL ASSETS HOLDING CORPORATION

                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

               For the Three Months Ended March 31, 1996, and 1995


                                                                                     1996               1995 (1)
Adjustment of shares outstanding:
Weighted average number of actual common shares outstanding                          1,460,834            1,460,887

Weighted average number of additional common shares outstanding
     assuming the exercise of common stock equivalents (2)                             773,618             --

Weighted average number of common and dilutive
                                                                                 ==============       ==============
     common equivalent shares outstanding                                            2,234,452            1,460,887
                                                                                 ==============       ==============

Adjustment of net income:
Actual net income                                                                     $254,589              $40,684

Adjustment to net income assuming the investment of
      excess proceeds received from the assumed exercise
      of common  stock equivalents, net of income taxes                                $35,468             --

                                                                                 ==============       ==============
Adjusted net income                                                                   $290,057              $40,684
                                                                                 ==============       ==============

Earnings per common and dilutive common equivalent share:
     Primary:                                                                            $.130                $.028
     Fully diluted (3):                                                                  $.130                $.028


- - -------------------------------------------------------------------------------

     (1) In 1995, the common stock equivalents (common stock warrants and common stock options) are antidilutive, therefore, no common stock equivalents are assumed to be exercised.

     (2) This calculation assumes that of all the additional common shares outstanding, assuming the exercise of all common stock equivalents, 291,937 shares of common stock are re-acquired as of the beginning of the 1996 fiscal year.

     (3) In 1996, there were no other potentially dilutive securities present other than the common stock equivalents (common stock warrants and common stock options), therefore, primary and fully diluted earnings per share amounts are the same.

                                   Signatures



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     INTERNATIONAL ASSETS HOLDING CORPORATION


Date 05/14/96                       /s/ Jerome F. Miceli
                                    Jerome F. Miceli
                                    President and Chief Operating Officer


Date 05/14/96                       /s/ Jonathan C. Hinz
                                    Jonathan C. Hinz
                                    Chief Accounting Officer