Form 10QSB/A
period 1996-03-31
INTERNATIONAL ASSETS HOLDING CORP
filed 1996-05-15
CIK 913760

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                               Amendment No. 1 to
                                   Form 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        Commission File Number 33-70334-A


                    INTERNATIONAL ASSETS HOLDING CORPORATION
        (Exact name of small business issuer as specified in its charter)



          Delaware                                         59-2921318
- - ------------------------------------------------------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No)
 incorporation or organization)

                        250 Park Avenue South, Suite 200
                              Winter Park, FL 32789
                    (Address of principal executive offices)

                                 (407) 629-1400
                           (Issuer's telephone number)

                                       NA
- - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

                                      INDEX



                                                                        Page No.
Part II.     OTHER INFORMATION

             Signatures                                                        3

             Exhibit
                 Broker-Dealers and Broker-Dealer Holding Companies
                   Financial Data Schedule BD, EX-27,                          4

                                   Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     INTERNATIONAL ASSETS HOLDING CORPORATION


Date 05/15/96                       /s/ Jerome F. Miceli
                                    Jerome F. Miceli
                                    President and Chief Operating Officer


Date 05/15/96                       /s/ Jonathan C. Hinz
                                    Jonathan C. Hinz
                                    Chief Accounting Officer