Form 10QSB
period 1996-06-30
INTERNATIONAL ASSETS HOLDING CORP
filed 1996-08-12
CIK 913760

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        Commission File Number 33-70334-A


                    INTERNATIONAL ASSETS HOLDING CORPORATION
        (Exact name of small business issuer as specified in its charter)



       Delaware                                             59-2921318
- --------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                        250 Park Avenue South, Suite 200
                              Winter Park, FL 32789
                    (Address of principal executive offices)

                                 (407) 629-1400
                           (Issuer's telephone number)

                                       NA
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of Common Stock was 1,454,087 as of July 22, 1996.

Transitional small business disclosure format   Yes [ ]   No [X]

                                                                INDEX




                                                                        Page No.
Part I.           FINANCIAL INFORMATION


   Item 1.        Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheet at June 30, 1996        3

                  Condensed Consolidated Statements of Operations for the
                  Nine Months ended June 30, 1996, and 1995                    5

                  Condensed Consolidated Statements of Operations for the
                  Three Months ended June 30, 1996, and 1995                   6

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months ended June 30, 1996, and 1995                    7

                  Notes to Condensed Consolidated Financial Statements         9

   Item 2.        Management's Discussion and Analysis or Plan of Operation   12


Part II.          OTHER INFORMATION

   Item 6.        Exhibits and Reports on Form 8-K                            16

                  Signatures                                                  19

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet

                                  June 30, 1996

                                   (Unaudited)


             Assets


Cash ............................................................     $  362,559
Cash deposits with clearing broker ..............................        857,668
Foreign currency deposits with clearing broker ..................         27,174
Short term investments ..........................................      1,495,336
Receivable from clearing broker .................................        444,841
Receivable from affiliated company ..............................         28,645
Other receivables ...............................................         73,439
Securities owned, at market value ...............................      2,982,843
Deferred income tax benefit .....................................         24,122

Property and equipment, at cost:
     Leasehold improvements .....................................         40,404
     Furniture and equipment ....................................        594,662
                                                                      ----------

                                                                         635,066
Less accumulated depreciation and amortization ..................        311,879
                                                                      ----------

             Net property and equipment .........................        323,187

Other assets, net of accumulated amortization of $35,500 ........        193,895






                                                                      ==========
                                                                      $6,813,709
                                                                      ==========


See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet

                                  June 30, 1996

                                   (Unaudited)


             Liabilities and Stockholders' Equity


Liabilities:
Securities sold, but not yet purchased, at market value ........      $  615,009
Accounts payable ...............................................          88,625
Accrued salaries, commissions and benefits .....................         700,392
Other accrued expenses .........................................         136,287
Income taxes payable ...........................................         125,828
Deferred income taxes ..........................................          12,618
Other ..........................................................           7,526
                                                                      ----------

        Total liabilities ......................................       1,686,285
                                                                      ----------


Stockholders' equity:
 Preferred stock, $.01 par value.  Authorized 1,000,000
   shares; issued and outstanding -0- shares ....................           --
Common stock, $.01 par value.  Authorized 3,000,000
   shares; issued and outstanding 1,454,287 shares ..............         14,543
 Additional paid-in capital .....................................      3,256,339
 Retained earnings ..............................................      1,856,542
                                                                       ---------

         Total stockholders' equity .............................      5,127,424





                                                                 ===============
                                                                      $6,813,709
                                                                 ===============


See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                For the Nine Months Ended June 30, 1996, and 1995

                                   (Unaudited)

                                                           1996          1995
Revenues:
     Commissions ...................................    $6,594,941     5,177,382
     Net dealer inventory and investment gains .....     1,783,535     1,067,472
     Other revenue .................................       466,295       363,318
                                                        ----------    ----------

             Total revenues ........................     8,844,771     6,608,172
                                                        ----------    ----------

Expenses:
Commissions and clearing fees ..................         3,666,213     2,979,302
Employees compensation and benefits ............         1,906,807     1,282,200
Communications and promotions ..................         1,286,638     1,080,496
Other operating expenses .......................           979,334       799,277
                                                         ---------     ---------

        Total expenses .........................         7,838,992     6,141,275
                                                         ---------     ---------

Income before income taxes ...............               1,005,779       466,897

Income tax expense .......................                 408,754       204,312
                                                        ----------    ----------

Net income ...............................              $  597,025       262,585
                                                        ==========    ==========



Earnings per common and dilutive common equivalent share:
          Primary:                                      $     .326          .180
          Fully diluted:                                $     .326          .180

Weighted average number of common and dilutive
     common equivalent shares outstanding:
          Primary                                        2,155,527     1,461,674
          Fully diluted                                  2,155,527     1,461,674



See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

               For the Three Months Ended June 30, 1996, and 1995

                                   (Unaudited)

                                                          1996           1995
Revenues:
   Commissions ....................................    $2,109,340      2,068,275
   Net dealer inventory and investment gains ......       547,970        368,256
   Other revenue ..................................       184,335        169,743
                                                       ----------     ----------

         Total revenues ...........................     2,841,645      2,606,274
                                                       ----------     ----------

Expenses:
   Commissions and clearing fees ..................     1,171,382      1,150,333
   Employees compensation and benefits ............       634,599        463,326
   Communications and promotions ..................       420,591        377,684
   Other operating expenses .......................       354,487        318,862
                                                       ---------       ---------

         Total expenses ........................       2,581,059       2,310,205
                                                       ---------       ---------

Income before income taxes ...................           260,586         296,069

Income tax expense ...........................           105,247         116,823
                                                        --------        --------

Net Income ...................................         $ 155,339         179,246
                                                        ========        ========



Earnings per common and dilutive common equivalent share:
          Primary:                                     $   .086             .108
          Fully diluted:                               $   .086             .108

Weighted average number of common and dilutive
     common equivalent shares outstanding:
          Primary                                      2,226,133       2,010,666
          Fully diluted                                2,226,133       2,010,666

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                For the Nine Months Ended June 30, 1996, and 1995

                                   (Unaudited)


                                                                                               1996              1995
Cash flows from operating activities:
     Net income                                                                        $         597,025           262,585
     Adjustments to reconcile net income to net cash used
       for operating activities:
          Net amortization and appreciation of short-term investments                           (70,758)          (60,052)
          Loss on disposal of property and equipment                                                                   145
                                                                                                       -
          Depreciation and amortization                                                           91,946            62,741
          Deferred income taxes                                                                    3,184          (19,034)
          Cash provided by (used for) changes in:
             Receivable from clearing broker                                                   (292,107)          (38,414)
             Receivable from affiliated company                                                   12,127          (10,546)
             Other receivables                                                                    49,463            16,104
             Securities owned                                                                  (983,747)         (402,858)
             Other assets                                                                       (30,012)             (345)
             Payable to clearing broker                                                               -           (573,394)
             Securities sold, but not yet purchased                                              199,305           184,785
             Accounts payable                                                                    (8,182)            58,644
             Accrued salaries, commissions and benefits                                           29,432          (83,128)
             Other accrued expenses                                                             (29,569)            14,532
             Income taxes payable                                                               (43,430)         (221,104)
             Other liabilities                                                                       135               139
                                                                                          ---------------   ---------------

             Net cash used for operating activities                                            (475,188)         (809,200)
                                                                                          ---------------   ---------------

Cash flows from investing activities:
     Disposal of short-term investments                                                        7,729,000         2,919,000
     Acquisition of short-term investments                                                   (7,393,001)       (2,928,016)
     Acquisition of property, equipment & other assets                                         (191,192)          (83,530)
     Proceeds from disposal of furniture and equipment                                                -                 35
     Repayments of loan to Employee Stock Ownership Plan                                              -             54,000
                                                                                          ---------------   ---------------

             Net cash provided by (used for) investing activities                                144,807          (38,511)
                                                                                          ---------------   ---------------

                                                                                                         (continued)



See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES



                                                                                                1996               1995

Cash flows from financing activities:
     Acquisition of common shares for repurchase plan                                           (27,089)                -
     Acquisition of redeemable common shares for treasury                                             -           (21,435)
                                                                                          ---------------   ---------------

             Net cash used for financing activities                                             (27,089)          (21,435)
                                                                                          ---------------   ---------------
             Net decrease in cash                                                              (357,470)         (869,146)

Cash and cash equivalents at beginning of period                                               1,604,871         2,010,266
                                                                                          ---------------   ---------------

Cash and cash equivalents at end of period                                             $       1,247,401         1,141,120
                                                                                          ===============   ===============


Supplemental disclosure of cash flow information:
     Cash paid for interest                                                            $           5,897             4,605
                                                                                          ===============   ===============

     Income taxes paid                                                                 $         449,000           444,450
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

                             June 30, 1996, and 1995

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

          As used in this Form 10-QSB, the term "Company" refers, unless the context requires otherwise, to International Assets Holding Corporation and its five wholly owned subsidiaries; International Assets Advisory Corp. ("IAAC"), Global Assets Advisors, Inc. ("GAA"), International Financial Products, Inc. ("IFP"), GlobalNet Securities, Inc. ("GNSI") and International Asset Management Corp. ("IAMC").

(2)    Securities Owned and Sold, But Not Yet Purchased
          Marketable securities owned and sold, but not yet purchased at June 30, 1996, consist of trading and investment securities at quoted market values as follows:

                                                                                       Sold, but not
                                                                          Owned        yet purchased

         Obligation of U.S. Government                                $ 1,047,404              -
         Common stock and American Depository Receipts                    738,768         615,009
         Unit Investment Trusts                                         1,075,391              -
         Corporate debt securities                                        110,339              -
         Foreign government obligations                                    10,941              -

                                                                      $ 2,982,843         615,009

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(3)    Amendment to Stock Option Plan
          On December 28, 1995, the Company's Board of Directors approved an amendment effective December 28, 1995, to the International Assets Holding Corporation Stock Option Plan (the "Plan") and approved its submission to the shareholders for their approval. The amendment received shareholder approval at the annual meeting of stockholders on February 15, 1996. The Plan was initially adopted by the Board of Directors on January 23, 1993, and approved by the shareholders on November 10, 1993. The amendment to the Plan increased the number of shares available for issuance under the Plan from 250,000 to 500,000 shares. As of June 30, 1996, 425,000 option shares are granted and outstanding under the Plan.

(4)    Earnings Per Common Share
          Primary and fully diluted earnings per common and dilutive common equivalent share for the three months ended June 30, 1996, and June 30, 1995, and for the nine months ended June 30, 1996, have been computed by dividing adjusted net income by the weighted average number of common and dilutive common equivalent shares outstanding. Common equivalent shares represent shares of common stock issuable upon the assumed exercise of stock options and warrants. Common equivalent shares had an antidilutive effect on the earnings per share computation for the nine months ended June 30, 1995.

(5)    Leases
          The Company is obligated under various noncancelable operating leases for the rental of its office facilities and certain office equipment. Rent expense associated with operating leases amounted to $219,822 and $201,030 for the nine months ended June 30, 1996, and 1995, respectively. The minimum lease payments under noncancelable operating leases as of June 30, 1996, are as follows:

                     Fiscal Year (12 month period) Ending September 30,

                            1996             $  296,433
                            1997                279,676
                            1998                265,247
                            1999                258,937
                            2000                105,532
                            Thereafter            --

                                             $1,205,825

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(6)    Stock Repurchase Program
          On March 13, 1996, the Company announced that the Board of Directors has authorized the Company to repurchase up to $500,000 of its common stock in the open market during the remainder of the fiscal year which ends
     September 30, 1996. The stock purchases will be made in the open market from time to time as market conditions permit. The Company is required to comply with Rule 10b-18 of the Securities and Exchange Commission which regulates the specific terms in which shares may be repurchased. As of July 22, 1996, the Company has repurchased 6,800 shares under this repurchase program.

(7)    Redeemable Common Stock
          The Company has an Employee Stock Ownership Plan ("ESOP") with 357,714 unregistered common shares and 3,000 registered common shares. All registered and unregistered shares have been allocated to ESOP participants as of June 30, 1996. In the event of termination of employment of an ESOP participant, the Company may be obligated to issue a put option to a terminated participant which may require the Company to redeem, within 60 days of issuance of the put option, the participants' vested shares of the Company's common stock. Pursuant to the ESOP the redemption price of the put option will be the current fair market value as of the date of the issuance of the put option. If a put option is required to be issued, it shall be issued as soon as administratively practicable following the close of the plan year in which the participant terminated employment. The plan year for the ESOP is the calendar year. As of June 30, 1996, there are approximately 19,600 vested shares allocated to participants that terminated employment during the 1996 plan year. If the Company's shares distributed to a participant are registered and tradable on an established securities market, the Company is not required to provide a put option to the participant.

          The Company is in the process of preparing a registration statement for the unregistered shares held by the ESOP. It is currently anticipated that this registration process will be completed before the end of the 1996 calendar year end. It is also anticipated that the 19,600 vested shares allocated to terminated participants will be registered before the end of the ESOP plan year. The Company believes that it will not be required to issue put options for these shares.

       ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company's assets have increased from $6,101,325 at September 30, 1995, to $6,813,709 at June 30, 1996, and the Company's liabilities increased from $1,543,837 at September 30, 1995, to $1,686,285 at June 30, 1996. The increase in the net assets (assets less liabilities) of $569,936 primarily relates to the net income earned for the nine month fiscal period.

The Company's condensed consolidated balance sheet at June 30, 1996, reflects a receivable from clearing broker, for trades which had not yet settled for cash, due to the proceeds from the sale of securities exceeding the cost of securities purchased.

Results of Operations:

Nine Months Ended June 30,  1996,  as Compared to the Nine Months
Ended June 30, 1995

The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations.

The Company's revenues are derived primarily from commissions earned on the sale of securities and trading income in securities purchased or sold for the Company's account. For the nine months ended June 30, 1996, and 1995, approximately 75% and 78%, respectively, of the Company's revenues were derived from commissions earned on the sale of securities. For the nine months ended June 30, 1996, and 1995, approximately 20% and 16%, respectively, of the Company's total revenues were from net dealer inventory and investment gains (trading revenue).

Total revenues increased by approximately 34% for the nine months ended June 30, 1996, as compared to the nine months ended June 30, 1995, despite a slight decrease in the average number of account executives from 41, as of June 30, 1995, to 40, as of June 30, 1996, or a decrease of approximately 2%. The increase in total revenues is attributable to the successful efforts of our sales staff and trading department. During the nine months ended June 30, 1996, the average dollar amount of retail trades increased 5% and the overall volume of customer ticket orders increased 21%, as compared to the nine months ended June 30, 1995.


Commission revenue increased approximately 27% while net dealer inventory and investment gains (trading revenue) increased approximately 67% for the nine months ended June 30, 1996, as compared to the nine months ended June 30, 1995. The increase in trading revenue is primarily attributable to substantial increases in the Company's wholesale trading and retail trading activities. The

Company's trading department primarily concentrates on global securities which it believes are likely to be traded by the Company's clients. By focusing on these types of securities, trading revenue is more directly related to commission revenue and order flow.

Other revenues increased approximately 28% during the nine months ended
June 30, 1996, as compared to the nine months ended June 30, 1995. The increase in other revenue during the nine months ended June 30, 1996, is partially due to an increase in interest earned on short and long term U.S. government securities held by the Company, fees for money management and sales of other financial products.

The major expenses incurred by the Company relate to employees' compensation and benefits, direct costs of securities operations such as commissions and clearing fees, and communications and promotions expense.

Total expenses increased by approximately 28% for the nine months ended June 30, 1996, as compared to the same period in 1995. This increase is primarily attributable to increases in commissions and clearing fees, employee compensation and benefits, communications and promotions and other operating expenses.

Commissions and clearing expenses increased approximately 23% during the nine months ended June 30, 1996, as compared to the same period in 1995. This increase is directly related to the increased commission revenue and increased trading activity. Employee compensation and benefits expense rose approximately $625,000, or 49%, during the nine months ended June 30, 1996, as compared to the nine months ended June 30, 1995. Approximately $300,000 of the increase in employee compensation and benefits is due to increases in performance based bonus accruals, based on the increase in income before income taxes and trading revenue by the Company, during the nine months ended June 30, 1996, as compared to the nine months ended June 30, 1995. Approximately $259,000 of the increase in employee compensation is due to additional employees hired by the company and the remaining approximate $66,000 is due to increases in the cost of benefits and other compensation.

Overall promotion and communication expenses increased 19% primarily due to additional total personnel and increased promotional activities during the nine months ended June 30, 1996, as compared to the nine months ended June 30, 1995. Other operating expenses increased approximately $180,000, or 23%, during the nine months ended June 30, 1996, as compared to the nine months ended June 30, 1995. This increase is partially attributable to an increase in rent of approximately $38,000 related to the Company's expansion of office space, an increase in leased equipment and maintenance expense of approximately $25,000, an increase in insurance expense of approximately $12,000 and an increase of approximately $29,000 in amortization and depreciation expense.

As a result of the above, income before income taxes has increased by approximately $539,000, or 115%, during the nine months ended June 30, 1996, as compared to the nine months ended June 30, 1995. The Company's effective income tax rate was approximately 41% and 44% for the nine months ended June 30, 1996, and 1995, respectively.

Three Months Ended June 30, 1996, as Compared to the Three Months Ended June 30, 1995

For the three months ended June 30, 1996, and 1995, approximately 74% and 79%, respectively, of the Company's revenues were derived from commissions earned on the sale of securities. For the three months ended June 30, 1996, and 1995, approximately 19% and 14%, respectively, of the Company's total revenues were from net dealer inventory and investment gains (trading revenue).

Total revenues increased by approximately 9% for the three months ended June 30, 1996, as compared to the three months ended June 30, 1995. The average number of account executives for both the quarter ending June 30, 1996, and June 30, 1995, was 39. The increase in total revenues is attributable to the successful efforts of our sales staff and trading department. During the three months ended June 30, 1996, the average dollar amount of retail trades decreased 8% while the overall volume of customer ticket orders increased 10%, as compared to the three months ended June 30, 1995.

Commission revenue increased approximately 2% while net dealer inventory and investment gains (trading revenue) increased approximately 49% for the three months ended June 30, 1996, as compared to the three months ended June 30, 1995. The increase in trading revenue is primarily attributable to increases in the Company's wholesale trading and retail trading activities. The Company's trading department primarily concentrates on global securities which it believes are likely to be traded by the Company's clients. By focusing on these types of securities, trading revenue is more directly related to commission revenue and order flow. Other revenues increased by approximately 9% during the three months ended June 30, 1996, as compared to the three months ended June 30, 1995.

The major expenses incurred by the Company relate to employee compensation and benefits, direct costs of securities operations such as commissions and clearing fees, and communications and promotions expense.

Total expenses increased by approximately 12% for the three months ended June 30, 1996, as compared to the same period in 1995. This increase is primarily attributable to increases in commissions and clearing fees, employees compensation and benefits, communications and promotions and other operating expenses.

Commissions and clearing expenses increased approximately 2% during the three months ended June 30, 1996, as compared to the same period in 1995. This increase is directly related to the increased commission revenue and increased trading activity. Employee compensation and benefits expense rose approximately $171,000, or 37%, during the three months ended June 30, 1996, as compared to the three months ended June 30, 1995. Approximately $28,000 of the increase in employee compensation and benefits is due to increases in performance based bonus accruals, based on the increase in trading revenue by the Company, during the three months ended June 30, 1996, as compared to the three months ended June 30, 1995. Approximately $101,000 of the increase in employee compensation is due to additional employees hired by the company and the remaining approximate $42,000 is due to increases in the cost of benefits and other compensation.

Overall promotion and communication expenses increased 11% primarily due to additional total personnel and increased promotional activities during the three months ended June 30, 1996, as compared to the three months ended June 30, 1995. Other operating expenses increased approximately 11% during the three months ended June 30, 1996, as compared to the three months ended June 30, 1995. This increase is primarily attributable to an increase in rent related to the Company's expansion of office space, an increase in leased equipment and maintenance and an increase in amortization and depreciation expense.

As a result of the above, income before income taxes has decreased by approximately $35,000, or 12%, during the three months ended June 30, 1996, as compared to the three months ended June 30, 1995. The Company's effective income tax rate was approximately 40% and 39% for the three months ended June 30, 1996, and 1995, respectively.

Liquidity and Capital Resources
A substantial portion of the Company's assets are liquid. At June 30, 1996, approximately 84% of the Company's assets consisted of cash, cash equivalents, and marketable securities. All assets are financed by the Company's equity capital, short-term borrowings from securities lending transactions and other payables.

IAAC is subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At June 30, 1996, IAAC had net capital of approximately $1,597,000, which was approximately $1,497,000 in excess of its minimum net capital requirement at that date.

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

                                                                PART II



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a). Exhibits

                      11.  Computation of Earnings Per Share
                             (Page 17 and 18 attached)

                  b). Form 8-K

                      No reports were filed on Form 8-K during the three months ended June 30, 1996.

                    INTERNATIONAL ASSETS HOLDING CORPORATION

                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

                For the Nine Months Ended June 30, 1996, and 1995


                                                                    1996         1995 (1)
Adjustment of shares outstanding:
Weighted average number of actual common shares outstanding ...    1,459,756    1,461,674

Weighted average number of additional common shares outstanding
     assuming the exercise of common stock equivalents (2) ....      695,771         --

Weighted average number of common and dilutive
                                                                  ==========   ==========
     common equivalent shares outstanding .....................    2,155,527    1,461,674
                                                                  ==========   ==========

Adjustment of net income:
Actual net income .............................................   $  597,025   $  262,585

Adjustment to net income assuming the investment of
      excess proceeds received from the assumed exercise
      of common  stock equivalents, net of income taxes           $  104,728          --

                                                                    ========     ========
Adjusted net income ...........................................   $  701,753   $  262,585
                                                                    ========     ========

Earnings per common and dilutive common equivalent share:
Primary: .........                                                $    .326    $     .180
Fully diluted (3):                                                $    .326    $     .180

- --------------------------------------------------------------------------------
(1) In 1995, the common stock equivalents (common stock warrants and common stock options) are antidilutive, therefore, no common stock equivalents are assumed to be exercised.

(2) This calculation assumes that of all the additional common shares outstanding, assuming the exercise of all common stock equivalents, 290,857 shares of common stock are re-acquired as of the beginning of the 1996 fiscal year.

(3) In 1996, there were no other potentially dilutive securities present other than the common stock equivalents (common stock warrants and common stock options), therefore, primary and fully diluted earnings per share amounts are the same.

                    INTERNATIONAL ASSETS HOLDING CORPORATION

                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

               For the Three Months Ended June 30, 1996, and 1995


                                                                    1996        1995
Adjustment of shares outstanding:
Weighted average number of actual common shares outstanding ...   1,457,534   1,460,887

Weighted average number of additional common shares outstanding
     assuming the exercise of common stock equivalents (1) ....     768,599     549,779

Weighted average number of common and dilutive
                                                                  =========   =========
     common equivalent shares outstanding .....................   2,226,133   2,010,666
                                                                  =========   =========

Adjustment of net income:
Actual net income .............................................    $155,339    $179,246

Adjustment to net income assuming the investment of
      excess proceeds received from the assumed exercise
      of common  stock equivalents, net of income taxes            $ 36,508    $ 37,204

                                                                    ========   ========
Adjusted net income ...........................................    $191,847    $216,450
                                                                    ========   ========

Earnings per common and dilutive common equivalent share:
     Primary:                                                          $.086      $.108
     Fully diluted (2):                                                $.086      $.108

- --------------------------------------------------------------------------------
(1)  This  calculation   assumes  that  of  all  the  additional  common  shares
outstanding, assuming the exercise of all common stock equivalents, 290,857 shares of common stock are re-acquired as of the beginning of the 1996 fiscal quarter and 292,177 shares are re-acquired as of the beginning of the 1995 fiscal quarter.

(2) In 1996 and 1995 there were no other potentially dilutive securities present other than the common stock equivalents (common stock warrants and common stock options), therefore, primary and fully diluted earnings per share amounts are the same.

                                   Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTERNATIONAL ASSETS HOLDING CORPORATION


Date 08/09/96                       /s/ Jerome F. Miceli
                                    Jerome F. Miceli
                                    President and Chief Operating Officer


Date 08/09/96                       /s/ Jonathan C. Hinz
                                    Jonathan C. Hinz
                                    Chief Accounting Office