Form 10KSB
period 1996-09-30
INTERNATIONAL ASSETS HOLDING CORP
filed 1996-12-24
CIK 913760

Form 10-KSB

                     U.S. Securities and Exchange Commission
                              Washington D.C. 20549

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1996

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number 33-70334-A

                    INTERNATIONAL ASSETS HOLDING CORPORATION
        (Exact name of small business issuer as specified in its charter)

-------------------------------------------------------------------------------
             Delaware                                  59-2921318
   (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)

                        250 Park Avenue South, Suite 200
                              Winter Park, FL 32789
                    (Address of principal executive offices)
                                 (407) 629-1400
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None
         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.01 par value
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year:  $11,321,295

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the last sale price of such stock as of December 20, 1996: $1,877,469

     The number of shares outstanding of Common Stock was 1,444,769 as of December 20, 1996.

     DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrants Proxy Statement, to be filed, for the Annual Meeting of Stockholders to be held in February 1997 are incorporated by reference into Part III.

    Transitional small business disclosure format   Yes [  ]   No [X]

                    INTERNATIONAL ASSETS HOLDING CORPORATION

                                1996 FORM 10-KSB

                                TABLE OF CONTENTS


                                   PART I

    Item 1.   Description of Business......................................    3

    Item 2.   Description of Property......................................   10

    Item 3.   Legal Proceedings............................................   10

    Item 4.   Submission of Matters to a Vote of Security Holders..........   10

                                     PART II

    Item 5.   Market for Registrant's Common Equity and
              Related Stockholder Matters..................................   11

    Item 6.   Management's Discussion and Analysis or Plan of Operation....   12

    Item 7.   Consolidated Financial Statement.............................   15

    Item 8.   Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure.....................................   16


                                    PART III

    Item 9.   Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act............   16

    Item 10.  Executive Compensation.......................................   18

    Item 11.  Security Ownership of Certain Beneficial Owners and Management  18

    Item 12.  Certain Relationships and Related Transactions...............   18

    Item 13.  Exhibits and Reports on Form 8-K.............................   18

              Signatures...................................................   21

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.


General

International Assets Holding Corporation is a Delaware corporation formed in October 1987 for the purpose of serving as a holding company for International Assets Advisory Corp. ("IAAC") and other subsidiaries. Currently, the Company has five wholly owned subsidiaries, IAAC, Global Assets Advisors, Inc. ("GAA"), International Asset Management Corp. ("IAMC"), International Financial Products, Inc. ("IFP") and GlobalNet Securities, Inc. ("GNSI"). All of the Company's subsidiaries are Florida corporations. As used in this Form 10-KSB, the term "Company" refers, unless the context requires otherwise, to International Assets Holding Corporation and its subsidiaries IAAC, GAA, IAMC, IFP and GNSI. IAAC operates a full-service securities brokerage firm specializing in global investing on behalf of its clients. GAA provides investment advisory and money management services. IAMC functions as the manager of the physical assets of the Company. IFP was formed as a financial publishing and marketing group to sell products which are not investments, but are related to the global financial market. GNSI was formed to take advantage of future technology developments within the securities industry.

IAAC was formed in April 1981 by the Company's Chairman of the Board, Diego J. Veitia. During its first two years of business, IAAC focused primarily on private placements. In 1982, IAAC entered the securities brokerage business and became a member of the National Association of Securities Dealers ("NASD"). Since 1982, IAAC has focused on the sale of global debt and equity securities to high net worth private clients and, to a lesser degree, small to medium size financial institutions. Management believes that, until the last three to five years, the global securities market has been relatively neglected by the major securities firms and is a growing segment of the securities business.

The Company believes that it has developed an effective approach for attracting the investment capital of high net worth private clients. This approach centers on the need for such investors to diversify their investment portfolios by purchasing global debt and equity securities. The reason for such diversification is based primarily on the under-performance over the last two decades of the U.S. dollar and equity markets versus certain foreign currencies and equities. On the equity side, the Company emphasizes both capital and currency appreciation. In the sale of debt securities, the higher yields available overseas and the potential for currency appreciation are stressed.

Historically, the securities industry's focus for channeling private client funds into international investments has been through mutual funds. While the Company believes that its expertise in the international markets puts it in a unique position to add value in the sale of global products such as mutual funds, its main focus is on the direct investment in carefully selected international securities by its private clients. The Company has developed an experienced team specializing in the selection, research, trading, currency exchange and execution of individual equity and fixed income products on a global basis.

The Company acts as an introducing broker, in that it does not clear its own securities transactions, but instead contracts to have such transactions cleared through a clearing broker on a fully disclosed basis. In a fully disclosed clearing transaction, the identity of the Company's client is known to the clearing broker. Generally, a clearing broker physically maintains the client's account and performs a variety of services as agent for the Company, including clearing all securities transactions (delivery of securities sold, receipt of securities purchased and transfer of related funds).

IAAC is currently registered as a securities broker-dealer under the Securities Exchange Act of 1934 and the state securities statutes of 49 states and the District of Columbia. IAAC is a member of the NASD, which is a self-regulatory body exercising broad supervisory powers over securities broker-dealers operating in the United States. IAAC is also a member of the Securities Investor Protection Corporation ("SIPC"), which is a public corporation established to afford a measure of protection to the account balances of customers of securities broker-dealers that become insolvent.

GAA is registered with the Securities and Exchange Commission ("SEC"), the State of Florida and the State of California as an investment advisor. Investment advisor registration in other states will proceed as is required by the various states. This investment advisor's primary focus is on the development of specialized accounts for high net worth private clients. GAA is dedicated to providing the individual investor with domestic and international money management and offers a series of investment portfolios tailor-made for the individual investor seeking investment diversification across a variety of economies and currencies in order to provide the opportunity for higher overall investment returns. GAA plans to again capitalize on its experienced teams specializing in the selection, research, trading, currency exchange and execution of individual equity and fixed income products on a global basis.

IAMC was formed by the Company in 1988 to hold certain equipment and, in turn, lease such equipment to IAAC. IAMC's present function is to hold all of the physical assets of the Company.

IFP was formed in 1995 to publish, advertise, and sell a wide range of informational investment tools, such as books, newsletters, tapes, and faxes, targeted at knowledge-seeking individual global investors. As of October 1996, Company funding for all current IFP operating activities has ceased due to the unsuccessful efforts to date in generating revenues. However, the legal entity will remain active in its state of incorporation.

GNSI was formed by the Company in 1995 to capitalize on the use of recent and future technology developments that relate to the securities industry. As of December 20, 1996, no operating activities have been commenced by this subsidiary.

Business Strategy

The Company's business strategy is to use its marketing and global securities expertise to take advantage of opportunities for growth in the global securities market. Management believes that there are significant opportunities for growth in the specialized account and institutional sales areas of the international securities market.

The Company believes that its expertise in the global securities area presents an opportunity for the Company to expand its market niche into small institutional sales. The Company further believes that this market niche has been relatively neglected by the major international brokerage firms. Examples of the type of institutions the Company intends to target are pension funds of corporations or municipalities, money managers, and the trust departments of smaller commercial banks and other independent broker-dealers.

The Company expects to continue creating discretionary accounts with specifically designated objectives in a defined investment area. The Company also intends to continue to expand its activities in both the private client and institutional sectors of international securities. In addition, the Company plans to continue to sponsor the development of proprietary unit investment trusts, where management believes it can add value for its clients.

The International Securities Markets

The Company believes that investment in the international markets by U.S. investors will grow very rapidly in coming years, as international investments become a larger portion of the world equity markets. According to the International Finance Corporation, a member of the World Bank Group, in 1984, the United States stock markets' share of the world market capitalization was approximately 54%. At the end of 1995, that share had fallen to approximately 39%. In the twelve years from 1984 to 1995, non-U.S. market capitalization grew by approximately 581%, from approximately U.S. $1.6 trillion to approximately U.S. $10.9 trillion. Similarly, in 1984, U.S. trading volume comprised approximately 62% of the world's trading volume, while in 1995 this percentage had fallen to approximately 43%. From 1984 to 1995, non-U.S. trading volume grew approximately 1,250% from approximately U.S. $486 billion to approximately U.S. $6.6 trillion.

Management believes that the two main justifications for the rapid growth in international investing by U.S. investors are diversification and potentially superior investment returns. As an example, the US market (represented by the Standard & Poors' 500) has provided an annual compounded return of approximately 16.26% from 1984 to 1995, while investing in the Morgan Stanley Capital International Europe-Australia-Far East Index would have returned approximately 17.29% over the same time period.

While investing in international markets involves risk considerations not typically associated with investing in securities of U.S. issuers, the Company believes that such considerations are outweighed by the benefits of diversification and potentially superior returns.

Among the considerations involved in investing in international markets are that less information may be available about foreign companies than about domestic companies. Foreign companies are not generally subject to uniform accounting, auditing and financial reporting standards or to other regulatory practices and requirements comparable to those applicable to domestic companies. In addition, unlike investing in U.S. companies, securities of non-U.S. companies are generally denominated in foreign currencies, thereby subjecting each security to changes in value when the underlying foreign currency strengthens or weakens against the U.S. dollar. Currency exchange rates generally are determined by the forces of supply and demand in the foreign exchange markets and the relative merits of investments in different countries as seen from an international perspective. Currency exchange rates can also be affected unpredictably by intervention of U.S. or foreign governments or central banks or by currency controls or political developments in the U.S. or abroad.

The value of international fixed income products also responds to interest rate changes in the U.S. and abroad. In general, the value of such products will rise when interest rates fall, and fall when interest rates rise. However, interest rates in each foreign country and the U.S. may change independently of each other.

International markets and securities may also not be as liquid as U.S. securities and their markets. Securities of some foreign companies may involve greater risk than securities of U.S. companies. Investing in international securities may further result in higher expenses than investing in domestic securities because of the cost of converting foreign currencies to U.S. dollars and expenses relating to foreign custody. Investment in international securities may also be subject to local economic or political risks, including instability of some foreign governments, the possibility of currency blockage or the imposition of withholding taxes on dividend or interest payments and the potential for expropriation, nationalization or confiscatory taxation and limitations on the use or removal of funds or other assets.

The Brokerage Business

For the fiscal years ended September 30, 1996 and 1995, approximately 74% and 78%, respectively, of the Company's total revenues were derived from commissions earned from transactions with its retail clients. The Company's client base is composed primarily of high net worth individuals. The average age of its clients is approximately 56 and a substantial portion are retirees. Clients are distributed nationwide. However, a particularly large number of clients reside in New York, Pennsylvania, Illinois, Florida, Texas and California. The Company has approximately 10,300 active client accounts at September 30, 1996.

Retail commissions are charged on both exchange and over-the-counter agency transactions based on a schedule, which is subject to change, that the Company has formulated in accordance with guidelines promulgated by the NASD. During fiscal 1995, the Company also began selling proprietary Unit Investment Trust ("UIT") products. The Company acts as the underwriter for these UIT products.

The Company also earned commission income from institutional transactions directed to its trading department by a closed-end management investment company managed by a company affiliated through common ownership. During the years ended September 30, 1996 and 1995, the institutional commissions earned from this investment company amounted to $22,362 and $32,272, respectively. As of October 1996, the management of the investment company changed ownership and the Company will no longer receive such institutional commissions. The termination of this institutional relationship has no material effect on the Company due to the small amount, less than .3% of total commission revenues for 1996, of such commission revenues. Nevertheless, the Company is also commencing expanded efforts to enhance its institutional revenues by the dedication of staff and other resources towards seeking new institutional revenue sources. This new business strategy is unrelated to the loss of the nominal institutional revenue discussed above.

The Company has also developed a niche market in the sale of international debt securities. The Company uses its capital to buy a block of debt securities and, in turn, makes offerings as low as $10,000 available to its private clients.

Transactions  in  securities  may be effected on either a cash or margin  basis.
Through its clearing agent, the Company allows its clients to maintain margin accounts for securities purchased or sold short through the Company.

Principal Transactions

In addition to executing trades as agent, the Company acts as a principal in executing trades in over-the-counter debt and equity securities. When transactions are executed by the Company on a principal basis, the Company receives, in lieu of commissions, markups or markdowns which constitute revenues from principal transactions. To facilitate trading by its clients, the Company buys, sells and maintains inventories of approximately 75 primarily international securities.

The Company places its capital at risk by also trading as a "market maker" in a select group of approximately 35 international securities which are traded by the Company's clients. The Company's emphasis in such trades is on earning revenues from the spread between customer buy and sell orders.

Revenues from principal transactions depend upon the general trend of prices and level of activity in the securities markets, the skill of employees responsible for managing the Company's trading accounts and the size of its inventories. The activities of the Company in trading as a principal require the commitment of capital and create an opportunity for profit and risk of loss due to market fluctuations.

The level of securities positions carried in the Company's trading accounts fluctuates significantly. The size of such positions on any one date may not be representative of the Company's exposure on any other date because the securities positions vary substantially depending upon economic and market conditions, the allocation of capital among types of inventories, customer demands and trading volume. The aggregate value of inventories that the Company may carry is limited by certain requirements of the SEC Net Capital Rule. See "Net Capital Requirements."

Marketing

The Company believes that its ability to deliver its global securities message in a cost effective manner is a key element to its operations. The Company uses a variety of marketing tools. These include presenting seminars, writing articles for various publications, public appearances by Mr. Veitia, the Company's Chairman and Chief Executive Officer, advertising in various media and using targeted direct mail.

After some experimentation with a variety of marketing tools in the Company's early years, management has found direct mail marketing to be the most cost effective mechanism for attracting customers. The Company believes that it has developed an expertise in attracting high net worth clients through the use of low cost, direct mail marketing techniques. The Company further believes that the most important aspect of its direct mail marketing effort is its database of potential clients. The Company's database currently has access to over 450,000 names, including clients and potential clients.

In addition to direct mail marketing, the Company uses several other marketing tools. The Company presents seminars and provides clients with two monthly newsletters, "Global Insights" and "The International Assets Advisory". The Company also sends existing clients separate mailings, such as research reports, with a narrower focus than its newsletters.

Competition

The company encounters competition in conducting its business and such competition is expected to continue. Although the securities industry, in general is intensely competitive, the Company believes that competition is less intense in its niche market. However, the Company competes with many firms with capital and personnel resources far in excess of those which are presently available to the Company or which are expected to be available to the Company in the future. Additionally, the Company is affected and will continue to be affected by the investing public's interest in international securities. In this regard, international securities are in competition with other investment vehicles offered by other securities broker-dealers and financial intermediaries such as commercial banks, savings banks, insurance companies and similar institutions. The Company believes that the principal competitive factors in the securities industry are the quality and ability of professional personnel and the relative prices of services and products offered. The Company believes that, to date, it has been able to compete favorably with other broker-dealers and financial intermediaries primarily on the basis of the quality of its services and the depth of its expertise in the international securities market.

Research Services

The Company's research activities include reviewing general market conditions, specific industries, and individual companies and providing information with respect thereto in monthly newsletters, which discuss international economic and currency trends and give readers specific investment recommendations and ideas. These services are made available without charge to clients.

The Company's investment research committee (the "Investment Committee") makes decisions concerning the overall investment policy of the Company based on its assessment of macro-economic and macro-market factors. The Investment Committee also makes determinations regarding the allocation of Company and client assets into geographic, currency, and security type (debt, equity and cash) categories. After this allocation decision has been made, the Investment Committee recommends individual securities for investment. The focus is on the analysis of a particular company and its debt or equity securities.

Once the investment committee has made its initial recommendations, a subcommittee analyzes such recommendations to determine which recommendations are appropriate for the Company's client base. The subcommittee focuses on equity securities which are priced at a retail level, generally $50 per share or less. In addition, since private clients are less diversified than institutions, there is an emphasis on blue-chip and higher quality investments. Following its analysis of these factors, the subcommittee creates an approved list of international securities from which account executives can make recommendations to their clients.

Administration and Operations

The Company's trading and operations personnel are responsible for executing orders, transmitting information on all transactions to its clearing broker, mailing confirmations to clients, receiving all funds and securities, depositing all client funds into a bank account in the name of the clearing broker and transmitting securities to the Company's clearing broker for custody.

The Company also utilizes the services of a securities clearing broker. The Company's clearing broker performs many back office functions for the Company in connection with its duties as custodian of all client funds and securities. When a new account is established, the new account information is sent to the clearing broker, which in turn sets up and maintains the information for the account. All securities and monies are held in custody by the clearing broker. The clearing broker prepares and mails account statements directly to clients on behalf of the Company. Transaction confirmations for customers are formatted through the clearing broker's wire system for printing and mailing by IAAC. The Company's brokers and operations staff are able to receive on-line account information from the clearing broker. By engaging the processing services of a clearing broker, the Company is exempt from certain reserve requirements imposed by Rule 15c3-3 under the Securities Exchange Act of 1934, as amended. See "Net Capital Requirements."

The Company's clearing broker also extends credit to the Company and its customers to enable them to purchase securities on margin. Margin accounts allow customers to deposit less than the full cost of a security purchased with the balance of the purchase price being provided as a loan to the customer secured by the securities purchased. The amount of the loan in purchasing securities on margin is subject to both the margin regulations ("Regulation T") of the Board of Governors of the Federal Reserve System and the Company's clearing broker's internal policies. In most transactions, Regulation T limits the amount loaned to a client for the purchase of a particular security to 50% of the purchase price.

The Company maintains internal records of all transactions, which are compared on a daily basis to clearing transaction generated reports. The Company uses automated computer capabilities for these functions, which it will continue to expand.

The Company believes that its internal controls and safeguards against securities theft are adequate. As required by the NASD and other authorities, the Company carries a fidelity bond covering any loss or theft of securities, as well as embezzlement and forgery. The Company annually assesses the total required bond coverage and increased such coverage from $125,000 to $180,000 in November 1996. The Company believes total coverage of $180,000 (with a $5,000
deductible   provision)  is  adequate  for  the  upcoming  year.

The Company's administrative staff oversees internal financial controls, accounting functions, office services and compliance with regulatory requirements.

Regulation

The securities industry in the United States is subject to extensive regulation under Federal and state laws. The SEC is the Federal agency charged with administration of the Federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. The self-regulatory organizations adopt rules (which are subject to approval by the SEC) that govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. IAAC is currently registered as a broker-dealer in 49 states and the District of Columbia.

The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, capital structure of securities firms, uses and safekeeping of customers' funds and securities, record keeping, the conduct of directors, officers and employees and supervision of branches and registered representatives. Lack of adequate supervision could subject the broker-dealer to regulatory sanctions. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC, the self-regulatory organizations and state securities commissions may conduct administrative proceedings, which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than the protection of creditors and stockbrokers of broker-dealers.

IAAC is required by Federal law to belong to SIPC. The SIPC fund provides protection for securities held in customer accounts of up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. In addition, securities in an account at the Company's clearing broker are afforded additional protection by the clearing broker of up to $9,500,000.

During IAAC's 1991 examination by the NASD, several administrative and operations violations were alleged. IAAC, without admitting or denying the allegations, settled the matter in June 1992 by paying a fine of $15,500 and instituting procedures to prevent future deficiencies in specified areas.

Net Capital Requirements

IAAC is subject to the SEC's uniform net capital rule (Rule 15c3-1 (the "Rule")), which is designed to measure the financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet its commitments to its customers. The Rule provides that a broker-dealer doing business with the public must not permit its aggregate indebtedness to exceed 15 times its net capital (the "Basic Method") or, alternatively, that it not permit its net capital to be less than 2% of aggregate debit items computed in accordance with the Rule (the "Alternative Method"). The Rule requires IAAC to maintain minimum net capital at an amount equal to the greater of $100,000, 6-2/3% of aggregate indebtedness or $2,500 for each security in which it makes a market (unless a security in which it makes a market has a market value of $5 or less, in which event the amount of net capital shall not be less than $1,000 for each such security) with a ceiling of $1,000,000.

Any failure to maintain the required net capital may subject a broker-dealer to expulsion by the NASD, the SEC or other regulatory bodies, and may ultimately require its liquidation.

IAAC is in  compliance  with the Rule, as well as the
applicable minimum net capital requirements of the NASD. IAAC has elected to compute its net capital under the Basic Method. In computing net capital under the Rule, various adjustments are made to net worth with a view to excluding assets not readily convertible into cash and to providing a conservative statement of other assets, such as a firm's position in securities. To that end, a deduction is made against the market value of securities to reflect the possibility of a market decline before their disposition. For every dollar that net capital is reduced, by means of such deductions or otherwise (for example, through operating losses or capital distributions), the maximum aggregate indebtedness a firm may carry is reduced. Thus, net capital rules, which are unique to the securities industry, impose financial restrictions upon the Company's business that are more severe than those imposed on other types of businesses. Compliance with the net capital rules may limit the operations of the Company because they require minimum capital for such purposes as underwriting securities distributions, and maintaining the inventory required for trading in securities.

Net capital changes from day to day, but at September 30, 1996 and 1995, IAAC had excess net capital of $2,267,549 and $1,345,248, respectively, and a ratio of aggregate indebtedness to net capital of .51 to 1 and .80 to 1, respectively.

Pursuant to paragraph (k)(2)(ii) of SEC Rule 15c3-3, IAAC is exempt from customer reserve requirements and providing information relating to possession or control of securities.

Employees

At September 30, 1996, the Company employed 75 employees, of which 73 were full time employees. Of such employees, 9 had managerial responsibilities, 38 were account executives and 28 had administrative duties, including persons engaged in other service areas such as research, money management, trading, accounting, operations, compliance and marketing. The Company considers its relationship with employees to be good.

Compliance with Environmental Regulations

The Company must comply with various federal, state and local regulations relating to the protection of the environment. Federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will not, in the opinion of the Company, have a material effect on the capital expenditures, earnings, or the competitive position of the Company.

ITEM 2. DESCRIPTION OF PROPERTY.

Currently the Company occupies leased office space of approximately 13,815 square feet at 250 Park Avenue South, Winter Park, Florida. The lease expires in November, 1999. The Company believes that suitable additional space will be available as needed to accommodate the expansion of its operations.

ITEM 3. LEGAL PROCEEDINGS.

There are no legal proceedings to which the Company is a party, which, in the opinion of management, could have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock trades on the NASDAQ SmallCap Market under the symbol IAAC. The Company's Redeemable Warrants trade separately on the SmallCap Market under the symbol IAACW. The Common Stock began trading independently from the Redeemable Warrants on NASDAQ effective February 11, 1995. Prior to February 11, 1995, one share of Common Stock and a Warrant, which when exercised enabled the holder thereof to purchase one share of the Company's Common Stock, traded as one Unit on the NASDAQ SmallCap Market under the symbol IAACU. The Units began trading on NASDAQ in March, 1994 and ceased trading in February, 1995.

The following table sets forth, for the periods indicated, the range of high and low sales prices per Unit, Common Share and Warrant as reported by NASDAQ, which prices do not include retail mark-ups, mark-downs, or commissions and represent prices between dealers and not necessarily actual transactions.

                                                                  High      Low

    The Company's Common Stock, as traded under the symbol IAAC
    Fiscal Year 1995
     Second Quarter... ...................... .....................3       2 1/2
     Third Quarter.................................................3 1/4   2 1/4
     Fourth Quarter................................................3 1/8   1 7/8
    Fiscal Year 1996
     First Quarter.................................................3 1/2   2 1/4
     Second Quarter................................................4 1/4   2 1/2
     Third Quarter.................................................4 1/2   3 1/2
     Fourth Quarter................................................4 1/2   3 1/2


    The Company's Warrants, as traded under the symbol IAACW
    Fiscal Year 1995
     Second Quarter..................................................1/4     1/4
     Third Quarter...................................................3/8    1/16
     Fourth Quarter..................................................1/16   1/32
    Fiscal Year 1996
     First Quarter...................................................1/16   1/32
     Second Quarter..................................................1/16   1/32
     Third Quarter...................................................3/16   1/16
     Fourth Quarter..................................................1/8     1/8


    The Company's Units, as traded under the symbol IAACU
    Fiscal Year 1995
     First Quarter.................................................5       2 3/4
     Second Quarter................................................3 5/16  2 1/8

There were approximately 228 shareholders of record of the Common Stock and approximately 283 shareholders of record of the Redeemable Warrants at September 30, 1996. The total shareholders of record stated does not include the approximate number of total beneficial shareholders.

The Company has never paid or declared cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the foreseeable future. The Company presently expects to retain its earnings to finance the development and expansion of its business. The payment by the Company of dividends, if any, on its Common Stock in the future is subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company's principal activities, securities brokerage and the trading of and market-making in securities, are highly competitive and extremely volatile.

The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations.

The Company's assets have increased from $6,101,325 in 1995 to $7,528,292 in 1996 and the Company's liabilities increased from $1,543,837 to $2,285,911 in 1996. The increase in assets is primarily attributable to the net earnings of the Company and the corresponding increase in the amount of total liabilities at September 30, 1996 as compared to September 30, 1995. The increase in total liabilities is primarily attributable to an increase in Securities sold, but not yet purchased as of September 30, 1996.

Results of Operations: 1996 Compared to 1995

The Company's revenues are derived primarily from commissions earned on the sale of securities and net dealer inventory and investment gains (trading income) in securities purchased or sold for the Company's account. For the years ended September 30, 1996 and 1995, approximately 74% and 78%, respectively, of the Company's revenues were derived from commissions earned on the sale of securities, with approximately 21% and 17%, respectively, of revenues coming from net dealer inventory and investment gains.

Total revenues increased by approximately 22% to $11,321,295 in 1996 from $9,265,994 in 1995. This increase was derived primarily from a $1,160,278 increase in commission revenue primarily due to an increase in security order flow. Commission revenue increased by approximately 16% to $8,386,828 for 1996 from $7,226,550 for 1995. Revenues from commissions are affected by both trading volume and the dollar amount of trades. The average number of account executives decreased from 41 in 1995 to 40 in 1996, or a decrease of approximately 2%. Based on the number of trades processed, 1996 volume increased approximately 13% from 1995 levels. This 13% increase in trades processed volume is directly related to the 16% increase in commission revenue for 1996 over 1995 levels. The increase in commission revenue was also favorably impacted by a higher dollar average of trades for 1996 over 1995 amounts.

Net dealer inventory and investment gains increased by approximately 51% to $2,340,719 for 1996 from $1,554,891 for 1995. The increase in net dealer inventory and investment gains is primarily attributable to increases in both retail and wholesale trading activities. The Company's trading department primarily concentrates on global securities which it believes are likely to be traded by the Company's clients. By focusing on these types of securities, trading income is more directly related to commission income and order flow.

Interest and dividend revenue increased by approximately 17% to $263,951 for 1996 from $226,351 in 1995. This increase is primarily attributable to higher yields on securities and investments held by the Company throughout the 1996 fiscal year.

Total expenses increased by $1,783,821, or approximately 21% from 1995 as compared to 1996. This increase in total expense is proportional to the overall 22% increase in total revenues. The major expenses incurred by the Company relate to employees' compensation and benefits, direct costs of securities operations, such as commissions and clearing fees, and communications and promotions expense.

Commissions and clearing fees increased by $635,411, or approximately 16% from 1995 as compared to 1996. This increase in commissions and clearing fees is directly related to the corresponding 16% increase in commission revenue.
Employee compensation and benefits increased by $591,432, or approximately 31% from 1995 as compared to 1996. Approximately $250,000 of the increase in employee compensation and benefit expense is due to increases in performance based bonus accruals, based on the increase in income before taxes and trading revenue by the Company, during 1996 as compared to 1995. Approximately $271,000 of the increase in employee compensation and benefits is due to additional employees hired by the company and overall wage increases and the remaining approximate $70,000 is due to increases in the cost of benefits and other compensation.

Promotions expense increased by $340,600, or 35% from 1995 as compared to 1996. This increase is primarily due to promotional expenses incurred by IFP during fiscal 1996. The Company anticipates a reduction in overall promotional expenses for fiscal year 1997 due to termination of internal funding for this subsidiary's promotional activities as of October 1996.

Communications expense decreased by $23,531, or approximately 6% from 1995 as compared to 1996. This decrease was due to reduced general corporate use printing activities. Occupancy and equipment rental expense increased by $70,203, or 25% from 1995 as compared to 1996. This increase was due to an expansion of office space as well as scheduled annual lease increases.

As a result of the above, income before income taxes increased by $271,480, or approximately 29% in 1996 over 1995. The Company's effective income tax rate was approximately 40% for 1996.

1995 Compared to 1994

Total revenues increased by approximately 5% to $9,265,994 in 1995 from $8,832,437 in 1994. This increase was derived primarily from a $349,464 increase in net dealer inventory and investment gains due to personnel and technology expansions in the trading department. The Company's trading department primarily concentrates on global securities which it believes are likely to be traded by the Company's clients. By focusing on these types of securities, trading income is more directly related to commission income and order flow.

Interest and dividend revenue increased by approximately 68% to $226,351 for 1995 from $134,750 in 1994. This increase is primarily attributable to a full year's income from the Company's short-term investments which were acquired with a portion of the proceeds of its initial public offering which concluded in March, 1994.

Revenues from commissions declined by 1.5% from $7,332,601 for 1994 to $7,226,550 for 1995. Revenues from commissions are affected by both trading volume and the dollar amount of trades. The average number of account executives increased from 37 in 1994 to 41 in 1995 or an increase of approximately 11%. Based on the number of trades processed, 1995 volume decreased approximately 7% from 1994 levels. This decrease was somewhat reflected by the 1.5% decrease in commission income for 1995 under 1994 levels. However, the decrease in the number of trades processed was partially offset by a higher dollar average of trades for 1995 over 1994 amounts.

Total expenses increased by $352,019, or approximately 4% from 1994 as compared to 1995. This increase in total expenses is proportional to the overall 5% increase in total revenue and trading activity.

Commissions and clearing fees decreased by approximately 6% from 1994 due to the related 1.5% decrease in commission revenue. During 1995, the Company began selling UIT products that offer increased commission profitability for the initial year of each UIT. The Company acts as the underwriter for these UIT products. The offering of these proprietary products contributed to the overall profitability increase of the Company in 1995. Employee compensation and benefits increased by $130,080, or approximately 7% from 1994 as compared to 1995 due to overall wage increases and an increased staff for the entire fiscal year compared to 1994 where additional staff were added throughout the fiscal year.

Overall promotion and communication expenses increased by 27% in 1995 from 1994 levels. This increase is primarily due to additional personnel and increased telephone expenses and increased promotional activities in 1995 compared to 1994. Increases in mass mailings, the use of television commercials, and the 1995 International Assets Investors Conference held in May, 1995 account for a large portion of the increase in promotion costs.

As a result of the above, income before income taxes, cumulative effect of change in accounting principle and minority interest in consolidated subsidiary increased by approximately $82,000, or 9% in 1995 over 1994. The Company's effective income tax rate was approximately 39% for 1995.

Liquidity and Capital Resources

A substantial portion of the Company's assets are liquid. At September 30, 1996, approximately 87% of the Company's assets consisted of cash, cash equivalents, and marketable securities including marketable investments. All assets are financed by the Company's equity capital, short-term borrowings from securities lending transactions and other payables.

The Company is subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At September 30, 1996, the Company had net capital of $2,367,549, which was $2,267,549 in excess of its minimum net capital requirement at that date.

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

Effects of Inflation

Because the Company's assets are, to a large extent, liquid in nature, they are not significantly affected by inflation. Increases in the Company's expenses, such as employee compensation, rent and communications, due to inflation, may not be readily recoverable in the prices of services offered by the Company. In addition, to the extent that inflation results in rising interest rates and has other adverse effects on the securities markets and on the value of the securities held in inventory, it may adversely affect the Company's financial position and results of operations.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page

    Independent Auditors' Report............................................ F-1

    Consolidated Balance Sheets as of
         September 30, 1996 and 1995........................................ F-2

    Consolidated Statements of Operations for the Years Ended
         September 30, 1996 and 1995........................................ F-4

    Consolidated Statements of Stockholders' Equity for the Years Ended
         September 30, 1996 and 1995........................................ F-6

    Consolidated Statements of Cash Flows for the Years Ended
         September 30, 1996 and 1995........................................ F-7

    Notes to Consolidated Financial Statements.............................. F-9

                          Independent Auditors' Report
                           --------------------------


The Board of Directors
International Assets Holding Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheets of International Assets Holding Corporation and Subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Assets Holding Corporation and Subsidiaries as of September-30, 1996 and 1995 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP



Orlando, Florida
November 1, 1996

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           September 30, 1996 and 1995




          Assets                                  1996         1995
          -----                                   ----         ----
Cash ......................................   $  446,936      379,105
Cash deposits with clearing broker ........    2,382,119    1,186,851
Foreign currency ..........................          428       38,915
Investments (note 3) ......................    1,318,997    1,760,577
Receivable from clearing broker ...........      237,136      152,734
Receivable from affiliated company (note 2)       26,542       40,772
Other receivables .........................      108,085      122,902
Securities owned, at market value (note 4)     2,470,595    1,999,096
Deferred income tax benefit ...............       27,599       32,549

Property and equipment, at cost:
   Leasehold improvements ......                  40,404       40,404
   Furniture and equipment .....                 606,448      553,470
                                                 -------      -------
                                                 646,852      593,874
Less accumulated depreciation                    335,698      241,683
                                                 -------      -------
           Net property and equipment            311,154      352,191

Other assets, net of accumulated amortization of
   $47,752 in 1996 and $15,750 in 1995 (note 2)  198,701       35,633




                                                --------    ---------
                                             $ 7,528,292    6,101,325
                                                ________    _________


See accompanying notes to consolidated financial statements.






       Liabilities and Stockholders' Equity                                                1996            1995
       ------------------------------------                                                ----            ----
Liabilities:
    Securities sold, but not yet purchased, at market value (note 4)               $     1,029,081          415,704
    Accounts payable                                                                       111,033           96,807
    Accrued employee compensation and benefits                                             843,944          670,960
    Other accrued expenses                                                                 156,321          165,856
    Income taxes payable                                                                   121,318          169,258
    Deferred income taxes                                                                   16,651           17,861
    Other                                                                                    7,563            7,391
                                                                                          --------         --------
              Total liabilities (note 6)                                                 2,285,911        1,543,837
                                                                                          --------         --------


Stockholders' equity (notes 7, 11 and 12):
    Preferred stock, $.01 par value.  Authorized 1,000,000
       shares; issued and outstanding -0- shares                                             -                -
    Common stock, $.01 par value.  Authorized 3,000,000
       shares; issued and outstanding 1,450,787 and 1,460,887
       shares in 1996 and 1995, respectively                                                14,508           14,609
    Additional paid-in capital                                                           3,237,125        3,292,574
    Retained earnings                                                                    1,990,748        1,250,305
                                                                                          --------         --------
              Total stockholders' equity                                                 5,242,381        4,557,488

Commitments and contingent liabilities (notes 5, 8 and 13)
                                                                                          --------         --------
                                                                                   $     7,528,292        6,101,325
                                                                                          ________         ________

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended September 30, 1996 and 1995




                                               1996          1995
                                               ----          ----
Revenues:
Commissions (note 2) ....................   $8,386,828    7,226,550
Net dealer inventory and investment gains    2,340,719    1,554,891
Management fees .........................       56,694       11,722
Maintenance fees ........................      125,034      122,733
Interest and dividends ..................      263,951      226,351
Other ...................................      148,069      123,747
                                             ---------     --------
              Total revenues                11,321,295    9,265,994
                                             ---------     --------
Expenses:
Commissions and clearing fees ...........    4,669,369    4,033,958
Employees compensation and benefits .....    2,472,746    1,881,314
Communications ..........................      357,831      381,362
Promotion ...............................    1,303,134      962,534
Occupancy and equipment rental  (note 8)       350,998      280,795
Interest ................................        6,118        3,621
Professional fees .......................      188,608      174,495
Insurance ...............................      203,706      177,148
Depreciation and amortization ...........      126,017       89,248
Other operating expenses ................      427,607      337,838
                                             ---------    ---------
              Total expenses                10,106,134    8,322,313
                                             ---------     --------
              Income before income taxes     1,215,161      943,681

Income tax expense (note 9)                    488,800      366,413
                                             ---------     --------
         Net income                        $   726,361      577,268
                                             _________     ________
             (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                                                           1996          1995
                                                           ----          ----
Earnings per common and dilutive common equivalent share:

         Primary                                         $ .40           .36

         Fully diluted                                   $ .40           .36

Weighted average number of common and dilutive common shares outstanding:

         Primary                                     2,172,849     2,011,254

         Fully diluted                               2,172,849     2,011,254


See accompanying notes to consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                     Years ended September 30, 1996 and 1995




                                                                                                      Employee
                                                                 Additional                           Ownership        Total
                                       Preferred     Common       paid-in      Retained    Treasury     Plan         stockholders'
                                         stock        stock       capital      earnings     stock     obligation       equity
                                       ---------     ------      --------       ------      -----     ---------       -------
Balances at September 30, 1994       $    --         14,596       3,264,935    694,427       --        (54,000)      3,919,958

Repayments of loan to Employee
 Stock Ownership Plan                     --            --            --          --         --         54,000          54,000
Acquisition of 4,513 common
 shares                                   --             45          21,390       --      (21,435)        --              --
Retirement of 4,513 common
 shares held in treasury                  --            (45)          --        (21,390)   21,435         --              --
Expiration of 1,318 redeemable
 common shares                            --             13           6,249       --         --           --             6,262
Net income                                --            --            --        577,268      --           --           577,268
                                         ----         ------       ---------   ---------  -------       -----        ---------
Balances at September 30, 1995            --         14,609       3,292,574   1,250,305      --           --         4,557,488

Acquisition of 10,100 common
 shares (note 13)                         --            --            --          --      (41,468)        --           (41,468)
Retirement of 10,100 common
 shares held in treasury                  --           (101)        (55,449)     14,082    41,468         --              --
Net income                                              --            --        726,361      --           --           726,361
                                         ----         -----        ---------  ---------    -------       -----        ---------
Balances at September 30, 1996          $ --         14,508       3,237,125   1,990,748      --           --         5,242,381
                                         ____         ______       _________  _________    _______       _____       _________

See accompanying notes to consolidated financial statements.


            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended September 30, 1996 and 1995



                                                                                 1996                1995
                                                                                 ----                ----
Cash flows from operating activities:
    Net income                                                               $  726,361             577,268
    Adjustments to reconcile net income to net cash provided
       by (used for) operating activities:
          Net amortization and appreciation of investments                      (93,582)            (88,361)
          Loss on disposal of property and equipment                               --                   146
          Depreciation and amortization                                         126,017              89,248
          Deferred income taxes                                                   3,740             (10,605)
          Cash provided by (used for) changes in:
              Receivable from clearing broker                                   (84,402)           (152,734)
              Receivable from affiliated company                                 14,230             (30,791)
              Other receivables                                                  14,817             (25,102)
              Securities owned                                                 (471,499)           (299,770)
              Other assets                                                      (45,068)             (1,302)
              Payable to clearing broker                                           --              (573,394)
              Securities sold, but not yet purchased                            613,377              57,168
              Accounts payable                                                   14,226               8,946
              Accrued employee compensation and benefits                        172,984             164,871
              Other accrued expenses                                             (9,535)             60,116
              Income taxes payable                                              (47,940)           (115,932)
              Other liabilities                                                     172                 185
                                                                              ----------           ---------
              Net cash provided by (used for) operating activities              933,898            (340,043)
                                                                              ----------           ---------
Cash flows from investing activities:
    Disposal of investments                                                  11,029,000           5,387,000
    Acquisition of investments                                              (10,493,838)         (5,385,435)
    Acquisition of property and equipment and other assets                     (202,980)            (99,517)
    Proceeds from disposal of property and equipment                               --                    35
    Repayments of loan to Employee Stock Ownership Plan                            --                54,000
                                                                              ----------           ---------
              Net cash provided by (used for) investing activities              332,182             (43,917)
                                                                              ----------           ---------
                                                                                        (Continued)


            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES



                                                                               1996             1995
                                                                               ----             ----
Cash flows from financing activities:
    Acquisition of common shares related to repurchase
       program                                                              (41,468)               --
    Acquisition of common shares for treasury                                  --               (21,435)
           Net cash used for financing activities                           (41,468)            (21,435)
                                                                          ----------           ---------
              Net increase (decrease) in cash and cash
                  equivalents                                             1,224,612            (405,395)

Cash and cash equivalents at beginning of year                            1,604,871           2,010,266
                                                                          ---------           ---------
Cash and cash equivalents at end of year                           $      2,829,483           1,604,871
                                                                         __________           _________

Supplemental disclosures of cash flow information:
    Cash paid for interest                                         $          6,118               3,621
                                                                         __________            ________
    Income taxes paid                                              $        533,000             491,450
                                                                         __________            ________


See accompanying notes to consolidated financial statements.


            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995




(1)     Summary of Significant Accounting Policies

        (a)  Principles of Consolidation

          The consolidated financial statements include the accounts of International Assets Holding Corporation (the Company) and its five wholly-owned subsidiaries, International Assets Advisory Corp., International Assets Management Corp., Global Assets Advisors, Inc., Global Net Securities, Inc. and International Financial Products, Inc. International Assets Advisory Corp. is a registered broker/dealer under the Securities Act of 1934. Its securities transactions are cleared through Wexford Clearing Services Corporation (a wholly-owned, guaranteed subsidiary of Prudential Securities Incorporated) on a fully disclosed basis. International Assets Management Corp. was formed to manage the physical assets of the Company. Global Assets Advisors, Inc. provides investment advisory and management services. Global Net Securities, Inc. was formed to capitalize on the use of recent and future technology developments that relate to the securities industry. International Financial Products, Inc. markets products which are not investments, but are related to the financial world. All significant intercompany balances and transactions have been eliminated in consolidation.

        (b)  Cash Equivalents

          Cash equivalents consist of cash deposits with clearing broker and foreign currency. Cash deposits with clearing broker consist of cash and money market funds stated at cost which approximates market. The money market funds earn interest at varying rates on a daily basis. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

        (c)    Financial Instruments

          As of September 30, 1996 and 1995, the carrying value of the Company's financial instruments including cash, foreign currency, receivables, account payable and accrued expenses approximate their fair values, based on the short-term maturities of these instruments. Additionally, the carrying value of investments, securities owned and securities sold, but not yet purchased, approximate their fair value at September 30, 1996 and 1995 as they are based on quoted market prices.

                                                                  (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




        (d)    Investments

          As of September 30, 1996, investments consist of a Federal Home Loan note, a U.S. corporate bond fund, a foreign corporate bond, a foreign government obligation and a limited partnership ownership interest. The U.S. Federal Home Loan note is recorded at amortized cost, which approximates market value. The U.S. corporate bond fund, foreign corporate bond and foreign government obligation are recorded at market value. The limited partnership ownership interest is recorded at cost, which management has determined approximate its market value. These investments are for the Company's investing purposes and are not held for sale to the Company's customers.

        (e)    Valuation of Securities and Foreign Currency

          Each listed security is valued at the last reported sale price. Listed securities not traded on an exchange that day, and other securities, which are traded in the over-the-counter market, are valued at the market's current bid price for securities owned and current asked price for securities sold, but not yet purchased. The value of a foreign security is determined in its national currency on the exchange on which it is traded, which value is then converted into its U.S. dollar equivalent at the foreign exchange rate in effect following the close of the stock exchange in the country where the security is issued and traded.

          The value of a foreign currency is converted into its U.S. dollar equivalent at the foreign exchange rate in effect at the close of business on the measurement date.

        (f)    Revenue Recognition

          The revenues of the Company are derived from commissions earned on the sale of securities, from maintenance fees charged to customers and from realized and unrealized trading income in securities purchased or sold for the Company's account. Commission and trading income are recorded as of the trade date of the securities. Interest income is recorded on the accrual basis and dividend income is recognized upon receipt.


                                                             (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




        (g)    Depreciation

          Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. Leasehold improvements are amortized using the straight-line method over the estimated period of benefit to be received from the assets, which approximates six years.

        (h)    Income Taxes

          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates as expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized.

          The Company and its subsidiaries file consolidated federal and state income tax returns.

       (i)     Advertising

          The Company expenses costs of advertising as incurred. Advertising costs for the years ended September 30, 1996 and 1995 were $1,303,134 and $962,534, respectively.

       (j)     Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the period. Actual results could differ from these estimates.
                                                                   (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       (k)     Earnings Per Common Share

          Earnings per common and dilutive common equivalent share have been computed by dividing adjusted net income by the weighted average number of common and dilutive common equivalent shares outstanding. Common equivalent shares included in the computation represent shares issuable upon assumed exercise of stock options and warrants. The adjustment to net income assumes the investment of excess proceeds received from the assumed exercise of common stock equivalents, net of income taxes. Fully diluted earnings per common and dilutive common equivalent share amounts did not differ from amounts computed under the primary computation for the years ended September-30, 1996 and 1995.

       (l)     Future Application of Accounting Standards

          In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for financial statements with fiscal years beginning after December-15, 1995. Among other provisions, SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an entity should estimate the future cash flows expected to result from the use of the assets and their eventual disposition. Measurement of an impairment loss for long-lived assets and identifiable intangibles expected to be held and used should be based on the fair value of the asset. The Company has determined that this pronouncement will not have a material financial impact on the Company.

          In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation," effective for financial statements with fiscal years beginning after December 15, 1995. Among other provisions, SFAS 123 establishes a new, alternative method, based on fair values, for accounting for stock-based compensation arrangements with employees. In addition, if an entity does not adopt the new, alternative method, the statement requires disclosure in the footnotes of pro forma net income and earnings per share as if the fair value method had been adopted. The Company will adopt this standard in 1997 by providing pro forma equivalent information in a footnote disclosure.


                                                                    (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(2)     Related Party Transactions

          Receivable from an affiliated company represents the Company's payment of costs on behalf of a company affiliated through common ownership. The receivable is non-interest bearing and due on demand. As of September-30, 1996 and 1995, $26,542 and $40,772, respectively, was receivable from the affiliated company.

          During the years ended September 30, 1996 and 1995, the Company earned commission income of $22,362 and $32,272, respectively, from the purchase and sale of securities to a closed end management investment company managed by an affiliated company which is owned by an officer and stockholder of the Company.

(3)Investments

        Investments at September 30, 1996 and 1995 consist of the following:

                                                           Cost or
                                                     amortized cost Market value
                                                      -----------   ------------
       1996:
U.S. Federal Home Loan note ..........................   $  749,266      749,266
U.S. corporate bond fund .............................      280,495      306,267
Foreign corporate bond ...............................       92,462       93,000
Foreign government obligation ........................       71,162       70,464
Limited partnership ownership interest ...............      100,000      100,000
                                                          ----------   ---------
                                                         $1,293,385    1,318,997
                                                          __________   _________


                                                                (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                                                Cost or
                                             amortized cost     Market value
                                             ------------      ------------
       1995:
U.S. Federal Home Loan note                     $1,229,391       1,229,391
U.S. corporate bond fund ..                        256,042         266,611
U.S. Treasury bill ........                        264,575         264,575
                                                ----------      ----------
                                                $1,750,008        1,760,577
                                                __________      __________



(4) Securities Owned and Securities Sold, But Not Yet Purchased

Securities owned and securities sold, but not yet purchased at September 30, 1996 and 1995 consist of trading and investment securities at quoted market values as follows:
                                                                 Sold, but not
                                                 Owned           yet purchased
                                                 ------          ------------
       1996:
Obligations of U.S. government ..............   $1,047,097            --
Common stock and American Depository Receipts      864,884        1,029,081
Corporate bonds .............................       99,462            --
Foreign government obligations ..............       23,050            --
Proprietary unit investment trust ...........      436,102            --
                                                ----------        ---------
                                                $2,470,595        1,029,081
                                                __________        _________


                                                                 (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




                                                                Sold, but not
                                                Owned           yet purchased
                                                ------          ------------
       1995:
Obligations of U.S. government ..............   $1,092,372           --
Common stock and American Depository Receipts      529,181         376,051
Corporate bonds .............................      205,538           --
Foreign government obligations ..............       14,339           --
Proprietary unit investment trusts ..........      157,666           --
Other .......................................         --            39,653
                                                ----------         -------
                                                $1,999,096         415,704
                                                __________         _______

(5)  Financial Instruments with Off-Balance Sheet Risk

     The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker/dealer. As of September 30, 1996 and 1995, the Company remains liable for a number of equity securities it has sold, which are owned by outside parties (see note 3). Risks arise from movements in the value of these securities which the Company must purchase to cover those previously sold.

(6)  Subordinated Claims of General Creditors

     During the years ended September 30, 1996 and 1995, International Assets Advisory Corp. (IAAC) did not have any liabilities which were subordinated to the claims of general creditors.


                                                                  (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(7)  Capital and Cash Reserve Requirements

     As of September 30, 1996, IAAC is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1), which requires the maintenance of minimum net capital at an amount equal to the greater of $100,000, 6-2/3% of aggregate indebtedness, or $2,500 for each security in which a market is made with a bid price over $5 and $1,000 for each security in which a market is made with a bid price of $5 or less with a ceiling of $1,000,000, and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. At September 30, 1996, IAAC had excess net capital of approximately $2,267,549 and a ratio of aggregate indebtedness to net capital of approximately .51 to 1.

     At September 30, 1995, IAAC had excess net capital of $1,345,248 and a ratio of aggregate indebtedness to net capital of .80 to 1.

     IAAC is exempt from customer reserve requirements and providing information relating to possession or control of securities pursuant to Rule 15c3-3 of the Securities and Exchange Act of 1934. IAAC meets the exemptive provisions of Paragraph (k)(2)(ii).

(8)  Leases

     The Company is obligated under various noncancelable operating leases for the rental of its office facilities and certain office equipment. Rent expense associated with operating leases amounted to $296,153 and $278,474 for the years ended September 30, 1996 and 1995, respectively. The future minimum lease payments under noncancelable operating leases as of September 30, 1996 are as follows:

      Year ending September 30,
               -----------------------
                            1997                                  $     280,036
                            1998                                        265,247
                            1999                                        258,937
                            2000                                        105,532
                                                                        -------
                            Total future minimum lease payments   $     909,752
                                                                        _______

                                                                    (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(9)   Income Tax Expense

Income tax expense for the years ended September 30, 1996 and 1995 consists of:

                                           Current         Deferred        Total
                                           -------         --------        -----
               1996:
                  Federal           $      414,419          3,194        417,613
                  State                     70,641            546         71,187
                                           _______         ______        _______
                                    $      485,060          3,740        488,800
                                           _______         ______        _______
               1995:
                  Federal                  322,171         (8,888)       313,283
                  State                     54,847         (1,717)        53,130
                                           -------         ------        -------
                                    $      377,018        (10,605)       366,413
                                           _______         ______        _______


     Total income tax expense for the years ended September 30, 1996 and 1995 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

                                                              1996        1995
                                                              ----        ----
Computed "expected" tax expense .........................   $413,154    320,852
Increase (decrease) in income tax expense resulting from:
   State income taxes, net of federal income tax benefit      47,151     35,066
   Officers life insurance premiums not deductible for
       tax purposes .....................................      2,527      2,284
   Meals and entertainment expense not deductible for
       tax purposes .....................................     21,264     11,927
   Other, net ...........................................      4,704     (3,716)
                                                            --------   --------
                                                            $488,800    366,413
                                                             _______    _______

                                                                (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




     For the year ended September 30, 1996, deferred income tax expense of $3,740 resulted primarily from the amortization of rent expense over the term of a lease.

     For the year ended September 30, 1995, deferred income tax benefit of $10,605 resulted primarily from the amortization of rent expense over the term of a lease.

     The tax effects of temporary differences that give rise to deferred tax assets at September 30, 1996 and 1995 of $27,599 and $32,549, respectively, result primarily from the deduction for financial statement purposes of estimated loss reserves established and the amortization of rent over the term of a lease which are not deductible for income tax purposes until paid. The tax effects of temporary differences that give rise to deferred tax liabilities at September 30, 1996 and 1995 of $16,651 and $17,861, respectively, result from income tax basis accumulated depreciation and amortization in excess of amounts reported for financial statement purposes.

     There was no valuation allowance for deferred tax assets as of September 30, 1996 and 1995. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The
     ultimate   realization  of  deferred  tax  assets  is  dependent  upon  the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of September 30, 1996, based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.


                                                                    (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(10)    Employee Benefit Plan

     The Company has an Employee Stock Ownership Plan (ESOP) with 401(k) features which enables generally all Company employees who have completed one year of continuous service and who have attained the age of twenty-one to acquire shares of the parent Company's common stock. The 401(k) feature allows employees to elect to defer a portion of their salary (not to exceed $9,500 and $9,240 in 1996 and 1995, respectively) into the ESOP. The amount contributed reduces the employee's taxable compensation. The Company has the option to make a matching contribution based on a percentage of the participants' contributions. The ESOP is a "nonleveraged" ESOP as of September 30, 1996 and 1995.

     The Company implemented a Retirement Savings Plan (the Plan) during the year ended September-30, 1995 which was retroactively effective January 1, 1995. All employees who have completed one year of continuous service and who have attained the age of twenty-one are eligible for the Plan. The contributions to the Plan will be at the sole discretion of the Company.

     Company contributions to the various employee benefit plans for the years ended September 30, 1996 and 1995 are summarized as follows:

                                                            1996           1995
                                                            ----           ----

               ESOP                                 $        --           65,548
               Retirement Savings Plan                     78,524         37,503
               401(k)                                      58,545        104,155
                                                          -------        -------
                                                    $     137,069        207,206
                                                          _______        _______


     Benefits under the ESOP feature of the Plan, which gradually vest over seven years, and benefits under the 401(k) feature of the Plan relative to participant contributions, which are fully vested at all times, are paid upon death, disability, retirement or termination of employment.
                                                                    (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




     As of September 30, 1996 and 1995, 360,715 and 357,715 common shares of the Company were allocated to ESOP participants, whereas there were -0- and 3,000 of unallocated shares, respectively. As of September 30, 1995, the 3,000 unallocated ESOP shares were the only shares which were registered. On August 23, 1996, the Company filed a registration statement which effectively registered the remaining 357,715 common shares of the ESOP. Thus, all shares allocated to ESOP participants are registered as of September 30, 1996.

(11)    Stock Options

     The International Assets Holding Corporation Stock Option Plan (the "Plan") was adopted by the Board of Directors of the Company and approved by the Company's stockholders during January 1993. The Plan permits the granting of awards to employees and directors of the Company and its subsidiaries in the form of stock options. Stock options granted under the Plan may be "incentive stock options" meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified options which do not meet the requirements of Section 422. As of September 30, 1995 a total of 250,000 shares of the Company's common stock had been reserved for issuance pursuant to options granted under the Plan. During 1996 the Plan was amended to increase the total number of shares available for issuance under the Plan from 250,000 to 500,000 shares.

     The Plan is administered by the Company's Board of Directors or a committee thereof. The Plan gives broad powers to the Board of Directors to administer and interpret the Plan, including the authority to select the individuals to be granted options and rights and to prescribe the particular form and conditions of each option or right granted. All options are granted at an exercise price equal to the fair market value or 110 percent of the fair market value of the Company's common stock on the date of the grant. Awards may be granted pursuant to the Plan through January 2003. The Plan may be terminated earlier by the Board of Directors at its sole discretion.
                                                                   (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       Qualified Incentive Stock Options

     As of September 30, 1995, the following shares were outstanding under qualified incentive stock options, including their grant date, exercise price and expiration date:

     Shares             Grant             Exercise            Expiration
     outstanding         date               price               date
     -----------         ----               ----                ----
       100,000       January 23, 1993     $ 5.10           January 23, 2003
        70,000       August 12, 1994        5.50           August 12, 2004
       -------
       170,000
       _______

     The shares granted on January 23, 1993 are exercisable at 25% per year beginning two years from the date of grant. The shares granted on August 12, 1994 are exercisable at 20% per year beginning three years from the date of grant. During fiscal year 1996, 30,000 shares under qualified incentive stock options, granted on August 12, 1994, expired as a result of the termination of two participants whose options were not exercisable. Furthermore, during fiscal year 1996 the Company granted the purchase of additional shares of its common stock through qualified incentive stock options, which are still outstanding as of September 30, 1996, as follows:


     Shares                 Grant               Exercise           Expiration
     outstanding             date                price                date
     -----------             ----                ----                 ----
       10,000         December 21, 1995       $  3.00          December 21, 2005
      110,000         December 28, 1995          2.75          December 28, 2005
      105,000         December 28, 1995          2.50          December 28, 2005
        5,000         March 7, 1996              3.00          March 7, 2006
      ------
      230,000
      _______


                                                                  (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




     The shares granted on December 21, 1995 and March 7, 1996 are exercisable at 20% per year beginning three years from the date of grant. The shares granted on December 28, 1995 are exercisable at 20% per year beginning one year from the date of grant. Thus, as a result of the expiration and granting of qualified incentive stock options during fiscal year 1996, the following represents the shares outstanding under qualified incentive stock options, including their grant date, exercise price and expiration date, as of September 30, 1996:

     Shares                Grant            Exercise              Expiration
     outstanding           date               price                  date
     -----------           ----               ----                   ----
      100,000         January 23, 1993      $ 5.10             January 23, 2003
       40,000         August 12, 1994         5.50             August 12, 2004
       10,000         December 21, 1995       3.00             December 21, 2005
      110,000         December 28, 1995       2.75             December 28, 2005
      105,000         December 28, 1995       2.50             December 28, 2005
        5,000         March 7, 1996           3.00             March 7, 2006
      -------
      370,000
      _______

     As of September 30, 1996 and 1995, no options have been exercised and 50,000 and 25,000 shares, respectively, were vested under qualified incentive stock options.

                                                                  (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       Nonqualified Options

     As of September 30, 1995, the Company had granted nonqualified options to purchase 10,000 shares of its common stock to two outside directors at exercise prices of $5.10 and $5.63 per share, respectively. These options become exercisable at 25% per year beginning two years from the date of grant. During fiscal year 1996 the Company granted additional nonqualified options to purchase 35,000 shares of its common stock to the two outside directors at an exercise price of $2.50 per share. The additional options become exercisable at 20% per year beginning one year from the date of grant. The following represents the shares outstanding under the nonqualified options, including their grant date, exercise price and expiration date, at September 30, 1996:

     Shares               Grant            Exercise               Expiration
     outstanding          date              price                   date
     -----------          ----               ----                   ----
      10,000         January 23, 1993      $ 5.10             January 23, 2003
      10,000         May 13, 1994            5.63             May 13, 2004
      35,000         December 28, 1995       2.50             December 28, 2005
      ------
      55,000
      ______

     As of September 30, 1996 and 1995, no options have been exercised and 7,500 and 2,500 shares, respectively, were vested under nonqualified stock options.

(12)    Outstanding Warrants

     The Company has reserved 634,456 shares of its common stock for issuance upon exercise of 634,456 outstanding warrants. The warrants, which were issued in connection with the Company's initial offering of common stock to the public in March of 1994, are exercisable commencing on February 11, 1995 through February 11, 1997 and carry an exercise price of $6 per share ("initial exercise price"). The Company, at its option during the exercise period of the warrants, upon 30 days notice to the warrant holders, may redeem in whole, but not in part, all remaining outstanding warrants at the end of that 30 day period at a price of $.25 per warrant at such time as the market price of shares of the Company's common stock has exceeded the initial exercise price of the warrants for a period of not less than 20 consecutive business days by 20%.

       As of September 30, 1996, no warrants have been exercised.

                                                                   (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(13)  Commitments and Contingent Liabilities

     During the year ended September 30, 1994, the Company entered into employment agreements with its chief executive officer and chief operating officer. Under the terms of the agreements, the two officers will receive a specified annual compensation, a bonus to each equal to 10% of consolidated income before income taxes and monthly automobile allowances. In the event of termination of the agreements by the Company other than for cause, as defined, or if the executives resign as a result of a breach by the Company, the agreements provide for payments to such individuals in an amount equal to 100% of their total compensation for 24 months following the date of termination. In addition, upon termination of the agreements by the Company other than for cause or if the executives resign as a result of a breach by the Company, the Company has agreed, at the option of the executives, to the extent such payments may be made under applicable law, to repurchase within 60 days of such termination at market value (average of bid and asked prices) all shares of stock of the Company owned by the executives which amount to approximately 533,000 common shares as of September 30, 1996. The agreements also contain nondisclosure and noncompetition provisions.

     On March 13, 1996, the Company announced that the board of directors has authorized the Company to repurchase up to $500,000 of its common stock in the open market for the remainder of fiscal year 1996. On October 1, 1996, the Company, being authorized by the board of directors, extended the buyback program through the end of fiscal year 1997. The stock purchases will be made in the open market from time to time as market conditions permit. The Company is required to comply with Rule 10b-18 of the Securities and Exchange Commission which regulates the specific terms in which shares may be repurchased. As of September 30, 1996, the Company has repurchased 10,100 shares under this program at a total repurchase cost of $41,468. The shares purchased were retired.

     The Company is party to certain litigation as of September 30, 1996 which relates primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these items will not have a material adverse effect on the Company's consolidated financial statements.

    ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE.

    None


                                    PART III

    ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                   COMPLIANCE WITH SECTION 16(a)OF THE EXCHANGE ACT.

     The  following  table  lists  certain   information  about  the  directors,
     executive officers and significant employees of the Company:


                                   Director    Officer
    Name                     Age     Since      Since       Position

    Diego J. Veitia           53     1987       1987        Director, Chairman of the Board and Chief
                                                            Executive Officer

    Jerome F. Miceli          53     1990       1991        Director, President, Chief Operating Officer and
                                                            Treasurer

    Stephen A. Saker          50     1990       1991        Director, Vice President and Secretary

    Jonathan C. Hinz          34       -        1995        Vice President and Controller

    Donald A. Halliday        53     1990         -         Director of the Company

    Elmer L. Jacobs           61     1994         -         Director of the Company


     Each of the Company's directors have been elected to serve until the next annual meeting of stockholders and until his respective successor is elected and qualified. Officers are elected annually by the Board of Directors.

     Diego J. Veitia founded the Company in 1987 to serve as a holding company for IAAC and other subsidiaries. He has served as Chairman of the Board, director and Chief Executive Officer of the Company since its inception. He also served as President of the Company from 1987 until 1991. Mr. Veitia founded IAAC in 1981 and has served as Chairman of the Board and director since that time. Mr. Veitia is also currently serving as Chairman and Chief Executive Officer of GAA, IAMC, IFP and GNSI. Mr. Veitia also serves as Chairman of Veitia and Associates, Inc., a registered investment advisor. During the last nine years Mr. Veitia served as Chairman of All Seasons Global Fund, Inc., a publicly held closed-end management investment company from October 1987 until October 1996. During the last five years, Mr. Veitia has also served as director of both America's All Seasons Income, Fund, Inc., an inactive management investment company, and Cassidy & Veitia, an independent insurance agency, and Chairman of Global Income Advisors, Inc. and Global Advisors, Inc., investment advisors that have been dissolved.

     Jerome F. Miceli has been a director of the Company since 1990 and has served as President, Chief Operating Officer and Treasurer of the Company since 1991. Mr. Miceli has also served as President, Chief Executive Officer, Treasurer and director of IAAC since 1990. Mr. Miceli also currently serves as President, Treasurer and Director of GAA, IAMC, IFP and GNSI. In addition, from December 1990 until October 1996, Mr. Miceli served as Treasurer and director of All Seasons Global Fund Inc., a publicly held closed-end management investment company. Mr. Miceli is also President of Veitia and Associates, Inc., a registered investment advisor. Prior to joining the Company, Mr. Miceli was Chief Operating Officer of Williams Securities from December 1988 to May 1990. Williams Securities is a securities broker-dealer firm.

     Stephen A. Saker has been a director of the Company since 1990 and has served as Secretary and Vice President of the Company since 1991. Mr. Saker has also served as director, Executive Vice President and Secretary of IAAC since 1985. Mr. Saker currently serves as Vice President , Secretary and Director of GAA, IAMC and GNSI. Since November 1991, Mr. Saker has served as Vice President and Secretary of Veitia and Associates, Inc. From 1988 to February 1992, he served as Secretary and Treasurer of Global Advisors, Inc., a registered investment advisor. Mr. Saker also served as Secretary and director of All Seasons Global Fund, Inc. from October 1987 until October 1996.

     Jonathan C. Hinz joined the Company in October 1995 and serves as Vice President and Controller for the Company and Controller of IAAC and GAA. Prior to joining the Company, Mr. Hinz served as Chief Financial Officer and Controller of Computer Science Innovations, Inc. from 1987 to 1995. Mr. Hinz is a certified public accountant.

     Donald A. Halliday has served as a director of the Company since 1990. Since 1976, he has served as President of D. Halliday and Co., Inc., an international trading company, and also serves as a consultant on business development and trade financing issues for the tropical agribusiness and shipping industries.

     Elmer L. Jacobs became a director of the Company in May 1994. He has served as an independent consultant on agribusiness development and bulk transportation issues for agribusiness since 1990. From 1987 to 1990, he was a partner with the Sparks Group, a consulting company. Before entering private consultation, Mr. Jacobs was Group President of six divisions of Continental Grain, a leading worldwide agribusiness firm.

    Compliance with Section 16(a) of the Exchange Act

     Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, the Company's executive officers, directors and owners of in excess of 10% of the issued and outstanding common stock are required to file with the SEC reports of ownership and changes in ownership of the common stock of the Company. Copies of such reports are required to furnished to the Company. Based solely on the review of such reports furnished to the Company, the Company believes that during fiscal year 1996, all of its executive officers and four of its five directors complied with the Section 16(a) requirements.

     On Wednesday, May 8, 1996 one of the Company's directors, Donald A. Halliday prepared a timely Form 4 that was due on Friday, May 10, 1996. This Form 4 was the first electronic EDGAR filing submitted by the Company. The Form 4 was filed through EDGAR inadvertently as a test filing on Wednesday, May 8, 1996, two days early. On Monday, May 13, 1996, the Company received notification that the filing was submitted as a test filing and not as a live filing. The Company resubmitted the Form 4 on Monday, May 13, 1996 as a live filing. Since this initial EDGAR filing the Company has become more familiar with the EDGAR filing system and does not expect reoccurrence of this filing error.

    ITEM 10.   EXECUTIVE COMPENSATION.

     Information  with  respect  to this  item  will be  contained  in the Proxy
     Statement  for  the  1997  Annual   meeting  of   Shareholders,   which  is
     incorporated herein by reference.

    ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information  with  respect  to this  item  will be  contained  in the Proxy
     Statement  for  the  1997  Annual   meeting  of   Shareholders,   which  is
     incorporated herein by reference.

    ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information  with  respect  to this  item  will be  contained  in the Proxy
     Statement  for  the  1997  Annual   meeting  of   Shareholders,   which  is
     incorporated herein by reference.

    ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The Company's consolidated financial statements are listed in the index set forth in Item 7 on this Form 10-KSB. Financial statement schedules are not required under the related instructions of the SEC or are inapplicable, and therefore, have been omitted.

     (b)  There were no reports filed on Form 8-K.

     (c) The following exhibits are incorporated by reference herein unless otherwise indicated:

     (3.1)The  Company's   Certificate  of  Incorporation   and  amendments  are
          incorporated by reference to Exhibits 3.1, 3.2, and 3.3 of the Registrant's Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.

     (3.2)The Company's  By-laws are  incorporated  by reference to Exhibit 3.4,
          of  the  Registrant's   Registration   Statement  on  Form  SB-2  (No.
          33-70334-A), as amended, filed with the SEC on February 2, 1994.

     (4.1)The Company's Form of Common Stock Certificate is incorporated by reference to Exhibit 4.1, of the Registrant's Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.

     (4.2)The Company's Revised Form of Warrant Certificate is incorporated by reference to Exhibit 4.2, of the Registrant's Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.

     (4.3)The Company's  Warrant  Agreement dated January 31, 1994,  between the
          Company and Chemical Bank is incorporated by reference to Exhibit 4.3, of the Registrant's Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.

     (4.4)The Company's  Revised Form of Subscription  Agreement is incorporated by reference to Exhibit 4.4, of the Registrant's Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.

     (10.1) The Company's  International Assets Holding Corporation Stock Option
          Plan is incorporated by reference to Exhibit 10.2, of the Registrant's Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.

     (10.1.a) The  Company's  International  Assets  Holding  Corporation  Stock
          Option Plan, Amendment dated December 28, 1995, is incorporated by reference to Exhibit 10.2(a), of the Registrant's Registration Statement on Form S-8 (No. 333-10727), filed with the SEC on August 23, 1996.

     (10.2) The Company's  International  Assets Advisory  Corporation  Employee
          Stock Ownership Plan and Trust ("ESOP") is incorporated by reference to Exhibit 10.3, of the Registrant's Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.

     (10.2.a) The Company's  International  Assets Advisory Corporation Employee
          Stock Ownership Plan and Trust ("ESOP"), First Amendment dated November 4, 1993, is incorporated by reference to Exhibit 10.3(a), of the Registrant's Registration Statement on Form S-8 (No. 333-10727), filed with the SEC on August 23, 1996.

     (10.2.b) The Company's  International  Assets Advisory Corporation Employee
          Stock Ownership Plan and Trust ("ESOP"), Amendment 1994-1, dated July 19, 1994, is incorporated by reference to Exhibit 10.3(b), of the Registrant's Registration Statement on Form S-8 (No. 333-10727), filed with the SEC on August 23, 1996.

     (10.2.c) The Company's  International  Assets Advisory Corporation Employee
          Stock Ownership Plan and Trust ("ESOP"), Amendment 1994-1, dated December 30, 1994, is incorporated by reference to Exhibit 10.3(c), of the Registrant's Registration Statement on Form S-8 (No. 333-10727), filed with the SEC on August 23, 1996.

     (10.2.d) The Company's  International  Assets Advisory Corporation Employee
          Stock Ownership Plan and Trust ("ESOP"), Amendment 1995-1, dated July 21, 1995, is incorporated by reference to Exhibit 10.3(d), of the Registrant's Registration Statement on Form S-8 (No. 333-10727), filed with the SEC on August 23, 1996.

     (10.3) The Company's  $200,000 ESOP Loan Agreement dated as of December 30,
          1992, is incorporated by reference to Exhibit 10.4, of the Registrant's Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.

     (10.4) The Company's $200,000 ESOP Note dated December 30, 1992, payable to the Company, is incorporated by reference to Exhibit 10.5, of the Registrant's Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.

     (10.5) The Company's ESOP Pledge Agreement dated December 30, 1992, between the Company and the ESOP, is incorporated by reference to Exhibit 10.6, of the Registrant's Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.

     (10.6) The Company's  Clearing  Agreement dated February 29, 1984,  between
          Prudential Securities, Inc. and IAAC, as amended, is incorporated by reference to Exhibit 10.10, of the Registrant's Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.

     (10.7) The  Company's  Revised Form of  Employment  Agreement,  between the
          Company and Jerome F. Miceli is incorporated by reference to Exhibit 10.11, of the Registrant's Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.

     (10.8) The  Company's  Revised Form of  Employment  Agreement,  between the
          Company and Diego J. Veitia is incorporated by reference to Exhibit 10.12, of the Registrant's Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.

     (10.9) The Company's  Lease dated November 5, 1993, by and between  Barnett
          Bank of Central Florida and IAAC is incorporated by reference to Exhibits 10.15, of the Registrant's Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.

     (11)*The Statement of Computation of per share earnings is attached hereto as Exhibit 11.

     (21)* List of Subsidiaries of the Company.

     (23)* Consent of KPMG Peat Marwick LLP

     (99) The Articles of Incorporation, and amendments thereto, and the By-laws of IAAC are incorporated by reference to Exhibits 99.1,99.2 and 99.3 of the Registrant's Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.
    _______________
    *Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

                                                   INTERNATIONAL ASSETS HOLDING
                                                   CORPORATION

    Dated: December 23, 1996                       By: /s/ Jerome F. Miceli
                                                     Jerome F. Miceli, President
                                                     and Chief Operating Officer



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


    Signature                                          Title                                        Date



    /s/ Diego J. Veitia                   Chief Executive Officer and                       December 23, 1996
       Diego J. Veitia                       Chairman of the Board



    /s/ Jerome F. Miceli              President, Chief Operating Officer,                   December 23, 1996
       Jerome F. Miceli                     Treasurer and Director



    /s/ Stephen A. Saker                   Vice President, Secretary,                       December 23, 1996
       Stephen A. Saker                            and Director



    /s/ Donald A. Halliday                           Director                               December 23, 1996
       Donald A. Halliday



    /s/ Elmer L. Jacobs                              Director                               December 23, 1996
       Elmer L. Jacobs



    /s/ Jonathan C. Hinz            Vice President and Controller                           December 23, 1996
       Jonathan C. Hinz              (Person Performing Similar Functions
                                    of Principal Financial Officer and
                                       Principal Accounting Officer)


                                 EXHIBIT 11

                    INTERNATIONAL ASSETS HOLDING CORPORATION

                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

                 For the Year Ended September 30, 1996, and 1995


                                                                                       1996                 1995
Adjustment of shares outstanding:
Weighted average number of actual common shares outstanding                          1,458,073            1,461,476

Weighted average number of additional common shares outstanding
     assuming the exercise of common stock equivalents (1)                             714,776              549,778

Weighted average number of common and dilutive
                                                                                 ==============       ==============
     common equivalent shares outstanding                                            2,172,849            2,011,254
                                                                                 ==============       ==============

Adjustment of net income:
Actual net income                                                                     $726,361             $577,268

Adjustment to net income assuming the investment of
      excess proceeds received from the assumed exercise
      of common  stock equivalents, net of income taxes                               $142,758             $147,304

                                                                                 ==============       ==============
Adjusted net income                                                                   $869,119             $724,572
                                                                                 ==============       ==============

Earnings per common and dilutive common equivalent share:
     Primary:                                                                             $.40                 $.36
     Fully diluted (2):                                                                   $.40                 $.36


--------------------------------------------------------------------------------
(1) This calculation assumes that of all the additional common shares outstanding, assuming the exercise of all common stock equivalents, 290,157 shares of common stock are re-acquired as of the beginning of the 1996 fiscal year and 292,177 shares are re-acquired as of the beginning of the 1995 fiscal year.

(2) In 1996 and 1995 there were no other potentially dilutive securities present other than the common stock equivalents (common stock warrants and common stock options), therefore, primary and fully diluted earnings per share amounts are the same.

                                   EXHIBIT 21


                    INTERNATIONAL ASSETS HOLDING CORPORATION


                         SUBSIDIARIES OF THE REGISTRANT


    Name                                                State of Incorporation

    International Assets Advisory Corp.                      Florida
    International Asset Management Corp.                     Florida
    Global Assets Advisors, Inc.                             Florida
    International Financial Products, Inc.                   Florida
    GlobalNet Securities, Inc.                               Florida

                                   EXHIBIT 23







                        Independent Accountants' Consent



    The Board of Directors
    International Assets Holding Corporation:


We consent to the incorporation by reference in the Registration Statement (No. 333-10727) on Form S-8 of International Assets Holding Corporation (the "Company") of our report dated November 1, 1996, relating to the consolidated balance sheets of the Company and its subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 1996 and 1995, which report appears in the September 30, 1996 annual report on Form 10-KSB of the Company.


    /s/ KPMG Peat Marwick LLP


    Orlando, Florida
    December 23, 1996