Form 10QSB
period 1996-12-31
INTERNATIONAL ASSETS HOLDING CORP
filed 1997-02-14
CIK 913760

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
            For the quarterly period ended December 31, 1996

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        Commission File Number 33-70334-A


                    INTERNATIONAL ASSETS HOLDING CORPORATION
        (Exact name of small business issuer as specified in its charter)



         Delaware                                         59-2921318
--------------------------------------------------------------------------------
(State or other jurisdiction of                 IRS Employer Identification No.)
incorporation or organization)


                        250 Park Avenue South, Suite 200
                              Winter Park, FL 32789
                    (Address of principal executive offices)

                                 (407) 629-1400
                           (Issuer's telephone number)

                                       NA
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of Common Stock was 1,444,769 as of January 29, 1997.

Transitional small business disclosure format   Yes [ ]   No [X]

                                      INDEX

                                                                        Page No.
Part I.           FINANCIAL INFORMATION


  Item 1.      Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheet as of December 31, 1996    3

               Condensed Consolidated Statements of Operations for the
               Three Months ended December 31, 1996, and 1995 .............    5

               Condensed Consolidated Statements of Cash Flows for the
               Three Months ended December 31, 1996, and 1995 .............    6

               Notes to Condensed Consolidated Financial Statements .......    8

  Item 2.      Management's Discussion and Analysis or Plan of Operation ..   10


Part II.       OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K ..............................14

               Signatures ....................................................15

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet

                                December 31, 1996

                                   (Unaudited)


             Assets


Cash .........................................   $  541,139
Cash deposits with clearing broker ...........    1,364,447
Foreign currency deposits with clearing broker          520
Investments ..................................    1,364,442
Receivable from clearing broker ..............      240,235
Receivable from affiliated company ...........        2,422
Other receivables ............................      119,090
Securities owned, at market value ............    2,734,187
Deferred income tax benefit ..................       32,310

Property and equipment, at cost:
     Leasehold improvements ..................       41,805
     Furniture and equipment .................      707,997
                                                    -------

                                                    749,802
Less accumulated depreciation and amortization      363,019
                                                    -------

             Net property and equipment ......      386,783

Other assets, net of accumulated
    amortization of $58,002 ..................      167,238






                                                 ==========
                                              $   6,952,813
                                                 ==========

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet

                                December 31, 1996

                                   (Unaudited)


             Liabilities and Stockholders' Equity


Liabilities:
Securities sold, but not yet purchased, at market value   $642,116
Accounts payable ......................................    132,944
Accrued employee compensation  and benefits ...........    472,306
Other accrued expenses ................................    192,025
Income taxes payable ..................................    115,550
Deferred income taxes .................................     12,199
Other .................................................      7,601
                                                          --------

             Total liabilities ........................  1,574,741
                                                          --------


Stockholders' equity:
     Preferred stock, $.01 par value.  Authorized 1,000,000
       shares; issued and outstanding -0- shares ......       ---
    Common stock, $.01 par value.  Authorized 3,000,000
       shares; issued and outstanding 1,444,769 shares      14,448
     Additional paid-in capital .......................  3,204,086
     Retained earnings ................................  2,159,538
                                                         ---------

             Total stockholders' equity                  5,378,072





                                                         =========
                                                     $   6,952,813
                                                         =========


See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

             For the Three Months Ended December 31, 1996, and 1995

                                   (Unaudited)

                                               1996          1995
Revenues:
  Commissions ...........................   $2,021,907    1,881,360
  Net dealer inventory and investment gains    521,784      620,918
  Other revenue .........................      144,031      157,054
                                            ----------   ----------

             Total revenues .............    2,687,722    2,659,332
                                            ----------   ----------

Expenses:
  Commissions and clearing fees .........    1,126,563    1,051,641
  Employees compensation and benefits          575,657      548,304
  Communications and promotions .........      335,665      426,887
  Other operating expenses ..............      378,717      310,110
                                             ---------    ---------

             Total expenses .............    2,416,602    2,336,942
                                             ---------    ---------

Income before income taxes ..............      271,120      322,390

Income tax expense ......................      113,569      135,293
                                             ---------    ---------

Net income ..............................   $  157,551      187,097
                                               =======      =======



Earnings per common and dilutive common equivalent share:
             Primary:                       $     .088         .110
             Fully diluted:                 $     .088         .110

Weighted average number of common and dilutive
      common equivalent shares outstanding:
             Primary:                        2,225,414    2,005,231
             Fully diluted:                  2,225,414    2,005,231



See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

             For the Three Months Ended December 31, 1996, and 1995

                                   (Unaudited)

                                                                                              1996               1995
Cash flows from operating activities:
     Net income                                                                      $       157,551           187,097
     Adjustments to reconcile net income to net cash used
       for operating activities:
          Net amortization and appreciation of Investments                                   (23,450)          (21,355)
          Depreciation and amortization                                                       37,572            23,781
          Deferred income taxes                                                               (9,163)             (195)
          Cash provided by (used for) changes in:
             Receivable from clearing broker                                                  (3,099)           (9,880)
             Receivable from affiliated company                                               24,120             8,071
             Other receivables                                                               (11,005)          (20,972)
             Securities owned                                                               (263,592)         (372,370)
             Other assets                                                                     21,213             (556)
             Securities sold, but not yet purchased                                         (386,965)          (22,733)
             Accounts payable                                                                 21,911            36,485
             Accrued salaries, commissions and benefits                                     (371,638)         (203,860)
             Other accrued expenses                                                           35,704          (30,892)
             Income taxes payable                                                             (5,768)          (39,512)
             Other liabilities                                                                    38                45
                                                                                        -----------------   ---------------

             Net cash used for operating activities                                         (776,571)         (466,846)
                                                                                        -----------------   ---------------

Cash flows from investing activities:
     Disposal of Investments                                                               2,250,000         2,737,000
     Acquisition of Investments                                                           (2,271,996)       (2,464,303)
     Acquisition of property, equipment & other assets                                      (102,950)           (8,417)
                                                                                        -----------------   ---------------

             Net cash provided by (used for) investing activities                           (124,946)          264,280
                                                                                        -----------------   ---------------



                                                                                                         (continued)





See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES



                                                                                              1996               1995

Cash flows from financing activities:
     Acquisition of common shares related to repurchase program                             (21,431)               -

     Acquisition of common shares for treasury                                                 (429)               -

                                                                                        -----------------   ---------------

             Net cash used for financing activities                                         (21,860)               -
                                                                                        -----------------   ---------------

             Net decrease in cash and cash equivalents                                     (923,377)           (202,566)

Cash and cash equivalents at beginning of period                                          2,829,483           1,604,871
                                                                                        -----------------   ---------------

Cash and cash equivalents at end of period                                           $    1,906,106           1,402,305
                                                                                        =================   ===============


Supplemental disclosure of cash flow information:
     Cash paid for interest                                                          $          876               2,527
                                                                                        =================   ===============

     Income taxes paid                                                               $      128,500             175,000
                                                                                        =================   ===============


            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                           December 31, 1996, and 1995

(1)       Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of Management, such financial statements reflect all adjustments necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements for the year ending September 30, 1996, filed on Form 10-KSB (SEC File Number 33-70334-A).

          As used in this Form 10-QSB, the term "Company" refers, unless the context requires otherwise, to International Assets Holding Corporation and its five wholly owned subsidiaries; International Assets Advisory Corp. ("IAAC"), Global Assets Advisors, Inc. ("GAA"), International Financial Products, Inc. ("IFP"), GlobalNet Securities, Inc. ("GNSI") and International Asset Management Corp. ("IAMC"). All significant intercompany balances and transactions have been eliminated in consolidation.

(2)       Securities Owned and Securities Sold, But Not Yet Purchased

          Securities owned and Securities sold, but not yet purchased at December 31, 1996, consist of trading and investment securities at quoted market values as follows:


                                                                                       Sold, but not
                                                                          Owned        yet purchased

        Obligations of U.S. Government                               $ 1,057,730           -
        Common stock and American Depository Receipts                  1,021,761        608,778
        Proprietary unit investment trusts                               515,650           -
        Corporate debt securities                                        131,614           -
        Foreign government obligations                                     7,432         33,338
                                                                       ---------        -------
                                                                     $ 2,734,187        642,116


            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(3)    Stock Options
          On December 11, 1996, the Company granted 30,000 qualified incentive stock options which are exercisable at 20% per year beginning three years from the date of grant. The options granted on December 11, 1996 have an exercise price of $3.3125 per share and expire on December 11, 2006. As of December 31, 1996, options to purchase 455,000 shares have been granted and are outstanding under the Company Stock Option Plan.

(4)    Earnings Per Common Share
          Primary and fully diluted earnings per common and dilutive common equivalent share for the three months ended December 31, 1996 and 1995, have been computed by dividing adjusted net income by the weighted average number of common and dilutive common equivalent shares outstanding. Common equivalent shares represent shares of common stock issuable upon the assumed exercise of stock options and warrants.

(5)    Leases
          The Company occupies leased office space of approximately 13,815 square feet at 250 Park Avenue South, Winter Park, Florida. In December 1996, the Company executed an amendment to enhance this leased office space and extend the lease expiration from November 1999 to May 2001.

          The Company is obligated under various noncancelable operating leases for the rental of its office facilities and certain office equipment. Rent expense associated with operating leases amounted to $76,948 and $71,421 for the three months ended December 31, 1996, and 1995, respectively. The minimum lease payments under noncancelable operating leases as of December 31, 1996, are as follows:

                     Fiscal Year (12 month period) Ending September 30,

                         1997                                $   310,100
                         1998                                    302,000
                         1999                                    297,100
                         2000                                    299,900
                         2001                                    205,000
                         Thereafter                                 -
                                                               ---------
                     Total future minimum lease payments      $1,414,100
                                                               ---------
                                       9

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(6)    Stock Repurchase Program
          On October 4, 1996, the Company announced that the Board of Directors has authorized the Company to continue its repurchase of common stock up to $500,000 in the open market during the remainder of the fiscal year which ends September 30, 1997. The Board of Directors originally authorized the Company to repurchase up to $500,000 in shares of common stock in the open market during the remainder of the fiscal year ended September 30, 1996 on March 13, 1996. The stock purchases will be made in the open market from time to time as market conditions permit. The Company is required to comply with Rule 10b-18 of the Securities and Exchange Commission which regulates the specific terms in which shares may be repurchased. As of January 29, 1997, the Company has repurchased a total of 16,000 shares under this repurchase program at a total cost of $62,899.

    ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

          The Company's assets decreased from $7,528,292 at September 30, 1996, to $6,952,813 at December 31, 1996, or a decrease of $575,479. The Company's liabilities decreased from $2,285,911 at September 30, 1996, to $1,574,741 at December 31, 1996, or a decrease of $711,170. The increase in the net assets (assets less liabilities) of $135,691 primarily relates to the net income earned for the three month fiscal period.

          The Company's condensed consolidated balance sheet at December 31, 1996, reflects a receivable from clearing broker, for trades which had not yet settled for cash, due to the proceeds from the sale of securities exceeding the cost of securities purchased.

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

    Three Months Ended December 31, 1996, as Compared to the Three Months Ended December 31, 1995

          The Company's revenues are derived primarily from commissions earned on the sale of securities and trading income in securities purchased or sold for the Company's account. Total revenues increased by approximately 1% for the three months ended December 31, 1996, as compared to the three months ended December 31, 1995. For the three months ended December 31, 1996, and 1995, approximately 75% and 71%, respectively, of the Company's revenues were derived from commissions earned on the sale of securities. For the three months ended December 31, 1996, and 1995, approximately 19% and 23%, respectively, of the Company's total revenues were from net dealer inventory and investment gains (trading revenue).

          Commission revenue increased by approximately $141,000, or 7% for the three months ended December 31, 1996, as compared to the three months ended December 31, 1995. During the three months ended December 31, 1996, the overall volume of customer ticket orders increased by 14% and the average dollar amount of retail trades decreased 6% as compared to the three months ended December 31, 1995. This increase in commission revenue is despite a slight decrease in the average number of account executives from 42, as of December 31, 1995, to 41, as of December 31, 1996, or a decrease of approximately 2%.

          Revenues from net dealer inventory and investment gains decreased by approximately $99,000, or 16% for the three months ended December 31, 1996, as compared to the three months ended December 31, 1995. The decrease in trading revenue is primarily attributable to decreases in the Company's retail, fixed income and wholesale trading activities due to decreases in the volume of trading activity. The Company's trading department primarily concentrates on global securities which it believes are likely to be traded by the Company's clients. By focusing on these types of securities, trading revenue is more directly related to commission revenue and order flow.

          Other revenues decreased by approximately $13,000 or 8% during the three months ended December 31, 1996, as compared to the three months ended December 31, 1995. The decrease in other revenue is primarily due to decreases in list rental income and seminar fee income.

          The major expenses incurred by the Company relate to direct costs of securities operations such as commissions and clearing fees, employees' compensation and benefits and communications and promotions expense.

          Total expenses increased by approximately $80,000, or 3% for the three months ended December 31, 1996, as compared to the same period in 1995. This increase is primarily attributable to increases in commissions and clearing fees, employee compensation and benefits and other operating expenses.

          Commissions and clearing expenses increased approximately $75,000, or 7% during the three months ended December 31, 1996, as compared to the same period in 1995. This increase is directly related to the 7% increase in commission revenue for the same period. Employee compensation and benefits expense rose approximately $27,000, or 5% during the three months ended December 31, 1996, as compared to the three months ended December 31, 1995. The increase in employee compensation and benefits is primarily due to additional employees hired by the Company and salary increases during the three months ended December 31, 1996, as compared to the three months ended December 31, 1995.

          Overall promotion and communication expenses decreased by approximately $91,000, or 21% during the three months ended December 31, 1996, as compared to the three months ended December 31, 1995. This decrease is primarily due to the elimination of funding from the Company to IFP for promotional activities. As of October 1996, Company funding for all IFP promotional activities was ceased due to the unsuccessful efforts of IFP in generating revenues.

          Other operating expenses increased approximately $69,000, or 22% during the three months ended December 31, 1996, as compared to the three months ended December 31, 1995. This increase is primarily attributable to increases in expenses incurred for rental of leased premises, insurance expense, professional fees and amortization and depreciation expense.

          As a result of the above, income before income taxes decreased by approximately $51,000, or 16% during the three months ended December 31, 1996, as compared to the three months ended December 31, 1995. The Company's effective income tax rate was approximately 42% for the three months ended December 31, 1996, and 1995.

          Liquidity and Capital Resources
          A substantial portion of the Company's assets are liquid. At December 31, 1996, approximately 85% of the Company's assets consisted of cash, cash equivalents, and marketable securities. All assets are financed by the Company's equity capital, short-term borrowings from securities lending transactions and other payables.

          IAAC is subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At December 31, 1996, IAAC had net capital of approximately $2,458,000, which was approximately $2,358,000 in excess of its minimum net capital requirement at that date.

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

                                                               PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a). Exhibits

                    (11) The Statement of Computation of Earnings Per Share
                         is attached hereto as Exhibit 11.

                    (27) Broker-Dealers and Broker Dealer Holding Companies
                         Financial Data Schedule BD is attached hereto as
                         Exhibit 27

                  b). Form 8-K

                      No reports were filed on Form 8-K during the three months ended December 31, 1996.

                                                              Signatures



          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
          registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTERNATIONAL ASSETS HOLDING CORPORATION


Date 02/14/97                       /s/ Jerome F. Miceli
                                    Jerome F. Miceli
                                    President and Chief Operating Officer


Date 02/14/97                       /s/ Jonathan C. Hinz
                                    Jonathan C. Hinz
                                    Chief Accounting Officer

                                                                     Exhibit 11

                    INTERNATIONAL ASSETS HOLDING CORPORATION

                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

             For the Three Months Ended December 31, 1996, and 1995



                                                                                       1996                 1995
Adjustment of shares outstanding:
Weighted average number of actual common shares outstanding                          1,448,138            1,460,887

Weighted average number of additional common shares outstanding
     assuming the exercise of common stock equivalents (1)                             777,276              544,344


Weighted average number of common and dilutive                                   ==============       ==============
     common equivalent shares outstanding                                            2,225,414            2,005,231
                                                                                 ==============       ==============

Adjustment of net income:
Actual net income                                                                     $157,551             $187,097

Adjustment to net income assuming the investment of
      excess proceeds received from the assumed exercise
      of common  stock equivalents, net of income taxes                                $37,899              $34,354

                                                                                 ==============       ==============
Adjusted net income                                                                   $195,450             $221,451
                                                                                 ==============       ==============

Earnings per common and dilutive common equivalent share:
     Primary:                                                                            $.088                $.110
     Fully diluted (2):                                                                  $.088                $.110

--------------------------------------------------------------------------------
(1) This calculation assumes that of all the additional common shares outstanding, assuming the exercise of all common stock equivalents, 288,954 shares of common stock are re-acquired with the proceeds therefrom as of October 1, 1996 and 292,177 shares are re-acquired as of October 1, 1995.

(2) In 1996 and 1995 there were no other potentially dilutive securities present other than the common stock equivalents (common stock warrants and common stock options), therefore, primary and fully diluted earnings per share amounts are the same.