Form 10QSB
period 1997-03-31
INTERNATIONAL ASSETS HOLDING CORP
filed 1997-05-14
CIK 913760

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        Commission File Number 33-70334-A


                    INTERNATIONAL ASSETS HOLDING CORPORATION
        (Exact name of small business issuer as specified in its charter)



         Delaware                                        59-2921318
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

                                       NA
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of Common Stock was 1,441,769 asof May 12,1997.

Transitional small business disclosure format   Yes [ ]   No [X]

                                      INDEX



                                                                        Page No.
Part I.           FINANCIAL INFORMATION

Item 1           Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheet as of March 31, 1997..   3

                 Condensed Consolidated Statements of Operations for the
                 Six Months ended March 31, 1997, and 1996 .................   5

                 Condensed Consolidated Statements of Operations for the
                 Three Months ended March 31, 1997, and 1996 ...............   6

                 Condensed Consolidated Statements of Cash Flows for the
                 Six Months ended March 31, 1997, and 1996 .................   7

                 Notes to Condensed Consolidated Financial Statements ......   9

Item 2           Management's Discussion and Analysis or Plan of Operation..  11


Part II.         OTHER INFORMATION

Item 4           Submission of Matters to a Vote of Security Holders .......  16

Item 6           Exhibits and Reports on Form 8-K ..........................  16

                 Signatures ................................................  17

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet

                                 March 31, 1997

                                   (Unaudited)


             Assets


Cash                                                           $         303,378
Cash deposits with clearing broker                                     1,594,629
Investments                                                            1,373,956
Other receivables                                                        141,005
Securities owned, at market value                                      3,045,138
Deferred income tax benefit                                               37,021

Property and equipment, at cost:
     Leasehold improvements                                               44,865
     Furniture and equipment                                             738,186
                                                                 ---------------
                                                                         783,051
Less accumulated depreciation and amortization                           392,256
                                                                 ---------------

             Net property and equipment                                  390,795

Other assets, net of accumulated amortization of $68,252                 146,124







                                                                 ===============
                                                               $       7,032,046
                                                                 ===============



See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet

                                 March 31, 1997

                                   (Unaudited)


             Liabilities and Stockholders' Equity


Liabilities:
     Securities sold, but not yet purchased, at market value   $         464,417
     Payable to clearing broker                                          198,398
     Accounts payable                                                    122,641
     Accrued employee compensation  and benefits                         518,215
     Other accrued expenses                                              222,876
     Deferred income taxes                                                 4,027
     Other                                                                 7,638
                                                                 ---------------

             Total liabilities                                         1,538,212
                                                                 ---------------


Stockholders' equity:
     Preferred stock, $.01 par value.  Authorized 1,000,000
       shares; issued and outstanding -0- shares                           -
     Common stock, $.01 par value.  Authorized 3,000,000
       shares; issued and outstanding 1,441,769 shares                    14,418
     Additional paid-in capital                                        3,187,616
     Retained earnings                                                 2,291,800
                                                                 ---------------

             Total stockholders' equity                                5,493,834




                                                                 ===============
                                                               $       7,032,046
                                                                 ===============

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                For the Six Months Ended March 31, 1997, and 1996

                                                      (Unaudited)


                                                                                                1997                1996
Revenues:
     Commissions                                                                     $        4,155,846           4,485,601
     Net dealer inventory and investment gains                                                1,185,734           1,235,565
     Other revenue                                                                              301,935             281,960
                                                                                        ----------------   -----------------

             Total revenues                                                                   5,643,515           6,003,126
                                                                                        ----------------   -----------------

Expenses:
     Commissions and clearing fees                                                            2,381,012           2,494,831
     Employee compensation and benefits                                                       1,255,709           1,272,208
     Communications and promotions                                                              743,522             866,047
     Other operating expenses                                                                   773,513             624,847
                                                                                        ----------------   -----------------

             Total expenses                                                                   5,153,756           5,257,933
                                                                                        ----------------   -----------------

Income before income taxes                                                                      489,759             745,193

Income tax expense                                                                              206,638             303,507
                                                                                        ----------------   -----------------

Net income                                                                           $          283,121             441,686
                                                                                        ================   =================



Earnings per common and dilutive common equivalent share:
             Primary:                                                                $             .166                .241
             Fully diluted:                                                          $             .166                .241

Weighted average number of common and dilutive
      common equivalent shares outstanding:
             Primary:                                                                         2,065,626           2,119,336
             Fully diluted:                                                                   2,065,626           2,119,336



See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

               For the Three Months Ended March 31, 1997, and 1996

                                                      (Unaudited)


                                                                                               1997              1996
Revenues:
     Commissions                                                                  $         2,133,939          2,604,241
     Net dealer inventory and investment gains                                                663,950            614,647
     Other revenue                                                                            157,904            124,906
                                                                                     -----------------  -----------------

              Total revenues                                                                2,955,793          3,343,794
                                                                                     -----------------  -----------------

Expenses:
     Commissions and clearing fees                                                          1,254,449          1,443,190
     Employee compensation and benefits                                                       680,052            723,904
     Communications and promotions                                                            407,857            439,160
     Other operating expenses                                                                 394,796            314,737
                                                                                     -----------------  -----------------

              Total expenses                                                                2,737,154          2,920,991
                                                                                     -----------------  -----------------

Income before income taxes                                                                    218,639            422,803

Income tax expense                                                                             93,069            168,214
                                                                                     -----------------  -----------------


Net Income                                                                        $           125,570            254,589
                                                                                     =================  =================



Earnings per common and dilutive common equivalent share:
              Primary:                                                            $              .077               .130
              Fully diluted:                                                      $              .077               .130

Weighted average number of common and dilutive
      common equivalent shares outstanding:
              Primary:                                                                      1,899,892          2,234,452
              Fully diluted:                                                                1,899,892          2,234,452



See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                For the Six Months Ended March 31, 1997, and 1996

                                    (Unaudited)


                                                                                                  1997               1996
Cash flows from operating activities:
     Net income                                                                      $           283,121          441,686
     Adjustments to reconcile net income to net cash used
       for operating activities:
          Net amortization and appreciation of investments                                       (42,666)         (48,439)
          Depreciation and amortization                                                           77,058           57,779
          Deferred income taxes                                                                  (22,046)          (1,085)
          Cash provided by (used for) changes in:
             Receivable from clearing broker                                                     237,136         (229,346)
             Receivable from affiliated company                                                   26,542            8,457
             Other receivables                                                                   (32,920)          19,001
             Securities owned                                                                   (574,543)      (1,129,755)
             Other assets                                                                         32,077              400
             Securities sold, but not yet purchased                                             (564,664)         480,269
             Payable to clearing broker                                                          198,398                0
             Accounts payable                                                                     11,608            5,907
             Accrued salaries, commissions and benefits                                         (325,729)         (49,037)
             Other accrued expenses                                                               66,555              230
             Income taxes payable                                                               (121,318)        (144,408)
             Other liabilities                                                                        76               93
                                                                                        -----------------   ---------------

             Net cash used for operating activities                                             (751,315)        (588,248)
                                                                                        -----------------   ---------------

Cash flows from investing activities:
     Disposal of Investments                                                                   4,425,000        5,279,000
     Acquisition of Investments                                                               (4,437,293)      (5,053,161)
     Acquisition of property, equipment & other assets                                          (136,199)        (178,093)
                                                                                        -----------------   ---------------

             Net cash provided by (used for) investing activities                               (148,492)          47,746
                                                                                        -----------------   ---------------



                                                                     (continued)



See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES



                                                                                                  1997               1996

Cash flows from financing activities:
     Acquisition of common shares related to repurchase program                                 (31,240)           (4,693)
     Acquisition of common shares for treasury
                                                                                                   (429)               -
                                                                                        -----------------   ---------------

             Net cash used for financing activities                                             (31,669)           (4,693)
                                                                                        -----------------   ---------------

             Net decrease in cash and cash equivalents                                         (931,476)         (545,195)

Cash and cash equivalents at beginning of period                                              2,829,483         1,604,871
                                                                                        -----------------   ---------------

Cash and cash equivalents at end of period                                           $        1,898,007         1,059,676
                                                                                        =================   ===============


Supplemental disclosure of cash flow information:
     Cash paid for interest                                                          $            1,069             4,440
                                                                                        =================   ===============

     Income taxes paid                                                               $          360,700           449,000
                                                                                        =================   ===============

                                       8

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                            March 31, 1997, and 1996

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

     As used in this Form 10-QSB, the term "Company" refers, unless the context requires otherwise, to International Assets Holding Corporation and its five wholly owned subsidiaries; International Assets Advisory Corp. ("IAAC"), Global Assets Advisors, Inc. ("GAA"), International Financial Products, Inc.("IFP"), GlobalNet Securities, Inc.("GNSI") and International Asset Management Corp. ("IAMC"). All significant intercompany balances
     and transactions   have  been eliminated in consolidation.


(2)     SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED
     Securities owned and Securities sold, but not yet purchased at March 31, 1997, consist of trading and investment securities at quoted market values as follows:


                                                                                       SOLD, BUT NOT
                                                                          OWNED        YET PURCHASED

         Obligations of U.S. Government                               $  1,031,161            -
         Common stock and American Depository Receipts                   1,351,080        451,909
         Proprietary unit investment trusts                                300,966            -
         Corporate debt securities                                         255,934          6,429
         Foreign government obligations                                    105,997          6,079
                                                                        ----------        -------
                                                                      $  3,045,138        464,417
                                                                        ----------        -------
                                       9



            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(3)    EARNINGS PER COMMON SHARE
     Primary and fully diluted earnings per common and dilutive common equivalent share for the three months and the six months ended March 31, 1997 and 1996, have been computed by dividing adjusted net income by the weighted average number of common and dilutive common equivalent shares outstanding. Common equivalent shares represent shares of common stock issuable upon the assumed exercise of stock options and warrants.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." Statement 128 supersedes APB Opinion No. 15, "Earnings per Share," and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS. It requires dual presentation of basic and diluted EPS on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data presented shall be restated to conform to Statement 128. Under Statement 128, basic EPS would be $.087 and $.174 for the three months ended March 31, 1997 and 1996, respectively, and $.196 and $.302 for the six months ended March 31, 1997 and 1996, respectively. Diluted EPS would be $.084 and $.170 for the three months ended March 31, 1997 and 1996, respectively, and $.188 and $.297 for the six months ended March 31, 1997 and 1996, respectively.

(4)    LEASES
     The Company occupies leased office space of approximately 13,815 square feet at 250 Park Avenue South, Winter Park, Florida. In December 1996, the Company executed an amendment to enhance this leased office space and extend the lease expiration from November 1999 to May 2001.


     The Company is obligated under various noncancelable operating leases for the rental of its office facilities and certain office equipment. Rent expense associated with operating leases amounted to $154,593 and $144,111 for the six months ended March 31, 1997, and 1996, respectively. The minimum lease payments under noncancelable operating leases as of March 31, 1997 are as follows:
                                       10

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                     FISCAL YEAR (12 MONTH PERIOD) ENDING SEPTEMBER 30,
                    1997                                       $   309,800
                    1998                                           302,000
                    1999                                           297,100
                    2000                                           299,900
                    2001                                           205,000
                    Thereafter                                         -
                                                                 ---------
   Total future minimum lease payments                          $1,413,800
                                                                 ---------
(5)    STOCK REPURCHASE PROGRAM
     On October 4, 1996, the Company announced that the Board of Directors has authorized the Company to continue its repurchase of common stock up to $500,000 in the open market during the remainder of the fiscal year that ends September 30, 1997. On March 13, 1996 the Board of Directors originally authorized the Company to repurchase up to $500,000 in shares of common stock in the open market during the remainder of the fiscal year ended September 30, 1996. The stock purchases will be made in the open market from time to time as market conditions permit. The Company is required to comply with Rule 10b-18 and Regulation M of the Securities and Exchange Commission which regulate the specific terms in which shares may be repurchased. As of May 12 1997, the Company has repurchased a total of 19,300 shares under this repurchase program at a total cost of $73,789.

    ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The Company's assets decreased from $7,528,292 at September 30, 1996, to $7,032,046 at March 31, 1997, or a decrease of $496,246. The Company's liabilities decreased from $2,285,911 at September 30, 1996, to $1,538,212 at March 31, 1997, or a decrease of $747,699. The increase in the net assets (assets less liabilities) of $251,453 primarily relates to the net income earned for the six month fiscal period.

     The Company's condensed consolidated balance sheet at March 31, 1997, reflects a payable to clearing broker, for trades which had not yet settled for cash, due to the costs from the purchase of securities exceeding the proceeds of securities sold.

    RESULTS OF OPERATIONS:

     The Company's principal activities, securities brokerage and the trading of and market-making in securities, are highly competitive and extremely volatile.
                                       11

     The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations.

     SIX MONTHS ENDED MARCH 31, 1997, AS COMPARED TO
     THE SIX MONTHS ENDED MARCH 31, 1996

     The Company's revenues are derived primarily from commissions earned on the sale of securities and trading income in securities purchased or sold for the Company's account. Total revenues decreased by approximately $360,000, or 6% for the six months ended March 31, 1997, as compared to the six months ended March 31, 1996. For the six months ended March 31, 1997, and 1996, approximately 74% and 75%, respectively, of the Company's revenues were derived from commissions earned on the sale of securities. For the six months ended March 31, 1997, and 1996, approximately 21% of the Company's total revenues were from net dealer inventory and investment gains (trading revenue).

     Commission revenue decreased by approximately $330,000, or 7% for the six months ended March 31, 1997, as compared to the six months ended March 31, 1996. A large portion of the decrease was caused by a decrease in the sales of initial offerings of firm proprietary unit investment trusts during the six months ended March 31, 1997, as compared to the six months ended March 31, 1996. During the six months ended March 31, 1997, the overall volume of customer ticket orders increased by 3% and the average dollar amount of retail trades decreased 10%, as compared to the six months ended March 31, 1996. This 3% increase in ticket volume is primarily attributable to promotional activities that included the execution of free trades for new clients. In addition, the overall decrease in commission revenue is despite the average number of account executives as of March 31, 1997 and 1996 maintaining at 41 for both six month periods.

     Revenues from net dealer inventory and investment gains decreased by approximately $50,000, or 4% for the six months ended March 31, 1997, as compared to the six months ended March 31, 1996. The decrease in trading revenue is primarily attributable to decreases in the Company's retail and wholesale trading activities due to decreases in the volume of trading activity and corresponding decreases in retail commission revenue. The Company's trading department primarily concentrates on global securities that it believes are likely to be traded by the Company's clients. By focusing on these types of securities, trading revenue is more directly related to commission revenue and order flow.

     Other revenues increased by approximately $20,000 or 7% during the six months ended March 31, 1997, as compared to the six months ended March 31, 1996. The increase in other revenue is primarily due to increases in money management fees, account maintenance fees, list rental income and subscription fee income.

     The major expenses incurred by the Company relate to direct costs of securities operations such as commissions and clearing fees, employee compensation and benefits and communications and promotions expense. Total expenses decreased by approximately $104,000, or 2% for the six months ended March 31, 1997, as compared to the same period in 1996. This decrease in expense is primarily attributable to decreases in commissions and clearing fees, employee compensation and benefits and communications and promotions.

     Commissions and clearing fees decreased approximately $114,000, or 5% during the six months ended March 31, 1997, as compared to the same period in 1996. This decrease is directly related to the 7% decrease in commission revenue and the 4% decrease in trading revenue for the same period. Employee compensation and benefits expense decreased approximately $16,000, or 1% during the six months ended March 31, 1997, as compared to the six months ended March 31, 1996. The decrease in employee compensation and benefits is primarily due to decreases in performance based bonus accruals based on the decrease in income before income taxes partially offset by the expense of additional employees hired by the Company during the six months ended March 31, 1997, as compared to the six months ended March 31, 1996.

     Overall communication and promotions expenses decreased by approximately $123,000, or 14% during the six months ended March 31, 1997, as compared to the six months ended March 31, 1996. This decrease is primarily due to the elimination of funding from the Company to IFP for promotional activities. As of October 1996, Company funding for all IFP promotional activities was ceased due to the unsuccessful efforts of IFP in generating revenues.

     Other operating expenses increased approximately $148,000, or 24% during the six months ended March 31, 1997, as compared to the six months ended March 31, 1996. This increase is attributable to increases in expenses incurred for rental of leased premises, insurance expense, professional fees, contributions and amortization and depreciation expense.

     As a result of the above, income before income taxes decreased by approximately $255,000 or 34% during the six months ended March 31, 1997, as compared to the six months ended March 31, 1996. The Company's effective income tax rate was approximately 42% and 41% for the six months ended March 31, 1997, and 1996, respectively.

    THREE MONTHS ENDED MARCH 31, 1997, AS COMPARED TO
    THE THREE MONTHS ENDED MARCH 31, 1996

     Total revenues decreased by approximately $388,000, or 12% for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. For the three months ended March 31, 1997, and 1996, approximately 72% and 78%, respectively, of the Company's revenues were derived from commissions earned on the sale of securities. For the three months ended March 31, 1997, and 1996, approximately 22% and 18%, respectively, of the Company's total revenues were derived from net dealer inventory and investment gains (trading revenue).

     Commission revenue decreased by approximately $470,000, or 18% for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. The decrease in revenues is attributable to a 6% decrease in ticket volume and a 13% decrease in the average dollar amount of trades during the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. This decrease in commission revenue is despite an increase in the average number of account executives from 39, as of March 31, 1996, to 41, as of March 31, 1997, or an increase of 5%.

     Revenues from net dealer inventory and investment gains increased by approximately $49,000, or 8% for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. The increase in trading revenue is primarily attributable to increases in the Company's fixed income trading due to the hiring of a new fixed income trader and increases in retail trading activities.

     Other revenues increased approximately 26% during the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. This increase is primarily attributable to increases in money management fees, account maintenance fees, list rental and subscription revenues.

     The major expenses incurred by the Company relate to employee compensation and benefits, direct costs of securities operations such as commissions and clearing fees, and communications and promotions expense.

     Total expenses decreased by approximately $184,000, or 6% for the three months ended March 31, 1997, as compared to the same period in 1996. This decrease in expense is primarily attributable to decreases in commissions and clearing fees, employee compensation and benefits and communications and promotions.

     Commissions and clearing fees decreased approximately $189,000, or 13% during the three months ended March 31, 1997, as compared to the same period in 1996. This decrease is directly related to the 18% decrease in commission for the same period. Employee compensation and benefits expense decreased 6% during the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. The decrease in employee compensation and benefits is primarily due to decreases in performance based bonus accruals based on the decrease in income before income taxes by the Company during the three months ended March 31, 1997, as compared to the three months ended March 31, 1996.

     Overall communication and promotions expense decreased 7% primarily due to decreased promotional activities during the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. Other operating expenses increased approximately 25% during the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. This increase is attributable to increases in expenses incurred for rental of leased premises, insurance expense, professional fees, contributions and amortization and depreciation expense.

     As a result of the above, income before income taxes decreased by approximately $204,000 during the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. The Company's effective income tax rate was approximately 43% and 40% for the three months ended March 31, 1997, and 1996, respectively.

    LIQUIDITY AND CAPITAL RESOURCES

     Substantial portions of the Company's assets are liquid. At March 31, 1997, approximately 88% of the Company's assets consisted of cash, cash equivalents, and marketable securities. All assets are financed by the Company's equity capital, short-term borrowings from securities lending transactions and other payables.

     The Company's wholly owned registered securities broker/dealer subsidiary IAAC is subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At March 31, 1997, IAAC had net capital of approximately $2,618,000, which was approximately $2,507,000 in excess of its minimum net capital requirement at that date.

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

                                                                PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of stockholders was held on Friday, February 14, 1997. The stockholders reelected all members of the existing Board of Directors, Diego J. Veitia, Jerome F. Miceli, Stephen A. Saker, Donald A. Halliday and Elmer L. Jacobs. The stockholders also approved the action of the Board of Directors in selecting KPMG Peat Marwick LLP to audit the financial statements of the Company and its subsidiaries for the period commencing October 1, 1996, and ending September 30, 1997.


                                                                  VOTES                  VOTES
                  MATTER                                             FOR                WITHHELD
Election of Diego J. Veitia as director                         1,202,431                 18,763
Election of Jerome F. Miceli as director                        1,203,431                 17,763
Election of Stephen A. Saker as director                        1,203,431                 17,763
Election of Donald A. Halliday as director                      1,203,431                 17,763
Election of Elmer L. Jacobs as director                         1,203,431                 17,763

                                                    VOTES         VOTES         VOTES
                  MATTER                              FOR        AGAINST        ABSTAIN
Approval of the auditors                           1,214,166      1,800         5,250



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             a). Exhibits

               (11) The Statement of Computation of Earnings Per Share is
                    attached hereto as Exhibit 11.

               (27) Broker-Dealers and Broker Dealer Holding Companies Financial
                    Data Schedule BD is attached hereto as Exhibit 27

             b). Form 8-K

                 No reports were filed on Form 8-K during the six months ended March 31, 1997.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERNATIONAL ASSETS HOLDING CORPORATION


Date 05/14/97                       /s/ Jerome F. Miceli
                                    Jerome F. Miceli
                                    President and Chief Operating Officer


Date 05/14/97                       /s/ Jonathan C. Hinz
                                    Jonathan C. Hinz
                                    Chief Accounting Officer

                    INTERNATIONAL ASSETS HOLDING CORPORATION

                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

                For the Six Months Ended March 31, 1997, and 1996

                                                                                     1997                1996
Adjustment of shares outstanding:
Weighted average number of actual common shares outstanding                          1,446,209           1,460,861

Weighted average number of additional common shares outstanding
     assuming the exercise of common stock equivalents (1)                             619,417             658,475

Weighted average number of common and dilutive
                                                                                 ==============      ==============
     common equivalent shares outstanding                                            2,065,626           2,119,336
                                                                                 ==============      ==============

Adjustment of net income:
Actual net income                                                                     $283,121            $441,686

Adjustment to net income assuming the investment of
      excess proceeds received from the assumed exercise
      of common  stock equivalents, net of income taxes                                $59,718             $68,669

                                                                                 ==============      ==============
Adjusted net income                                                                   $342,839            $510,355
                                                                                 ==============      ==============

Earnings per common and dilutive common equivalent share:
     Primary:                                                                            $.166               $.241
     Fully diluted (2):                                                                  $.166               $.241

--------------------------------------------------------------------------------
(1) This calculation assumes that of all the additional common shares outstanding, assuming the exercise of all common stock equivalents, 288,354 shares of common stock are re-acquired with the proceeds therefrom as of October 1, 1996 and 291,937 shares are re-acquired as of October 1, 1995.

(2) In 1997 and 1996 there were no other potentially dilutive securities present other than the common stock equivalents (common stock warrants and common stock options), therefore, primary and fully diluted earnings per share amounts are the same.

                    INTERNATIONAL ASSETS HOLDING CORPORATION

                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

               For the Three Months Ended March 31, 1997, and 1996


                                                                                       1997                1996
ADJUSTMENT OF SHARES OUTSTANDING:
Weighted average number of actual common shares outstanding                          1,444,216           1,460,834

Weighted average number of additional common shares outstanding
     assuming the exercise of common stock equivalents (1)                             455,676             773,618

Weighted average number of common and dilutive
                                                                                 ==============      ==============
     common equivalent shares outstanding                                            1,899,892           2,234,452
                                                                                 ==============      ==============

ADJUSTMENT OF NET INCOME:
Actual net income                                                                     $125,570            $254,589

Adjustment to net income assuming the investment of
      excess proceeds received from the assumed exercise
      of common  stock equivalents, net of income taxes                                $21,615             $35,468

                                                                                 ==============      ==============
Adjusted net income                                                                   $147,185            $290,057
                                                                                 ==============      ==============

Earnings per common and dilutive common equivalent share:
     Primary:                                                                            $.077               $.130
     Fully diluted (2):                                                                  $.077               $.130

--------------------------------------------------------------------------------
(1) This calculation assumes that of all the additional common shares outstanding, assuming the exercise of all common stock equivalents, 288,354 shares of common stock are re-acquired with the proceeds therefrom as of January 1, 1997 and 291,937 shares are re-acquired as of January 1, 1996.

(2) In 1997 and 1996 there were no other potentially dilutive securities present other than the common stock equivalents (common stock warrants and common stock options), therefore, primary and fully diluted earnings per share amounts are the same.
                                       19