Form 10QSB
period 1997-06-30
INTERNATIONAL ASSETS HOLDING CORP
filed 1997-08-13
CIK 913760

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        Commission File Number 33-70334-A


                    INTERNATIONAL ASSETS HOLDING CORPORATION
        (Exact name of small business issuer as specified in its charter)



         Delaware                                                   59-2921318
------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                        250 Park Avenue South, Suite 200
                              Winter Park, FL 32789
                    (Address of principal executive offices)

                                 (407) 629-1400
                           (Issuer's telephone number)

                                       NA
(Former name,former address and former fiscal year,if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of Common Stock was 1,415,477 as of August 6, 1997.

Transitional small business disclosure format   Yes [ ]   No [X]

                                      INDEX



                                                                   Page No.
Part I.           FINANCIAL INFORMATION


   Item 1.        Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheet as of June 30, 1997   3

                  Condensed Consolidated Statements of Operations for the
                  Nine Months ended June 30, 1997, and 1996                  5

                  Condensed Consolidated Statements of Operations for the
                  Three Months ended June 30, 1997, and 1996                 6

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months ended June 30, 1997, and 1996                  7

                  Notes to Condensed Consolidated Financial Statements       9

   Item 2.        Management's Discussion and Analysis or Plan of Operation 11


Part II.          OTHER INFORMATION

   Item 6.        Exhibits and Reports on Form 8-K                          16

                  Signatures                                                17

                  INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                          Condensed Consolidated Balance Sheet

                                  June 30, 1997

                                   (Unaudited)


             Assets


Cash                                                       $         445,845
Cash deposits with clearing broker                                 2,129,735
Investments                                                        1,314,284
Other receivables                                                     81,197
Securities owned, at market value                                  3,323,070
Deferred income tax benefit                                           51,232

Property and equipment, at cost:
     Leasehold improvements                                           52,953
     Furniture and equipment                                         829,287
                                                               -------------

                                                                     882,240
Less accumulated depreciation and amortization                       426,212
                                                             ---------------

             Net property and equipment                              456,028

Other assets, net of accumulated amortization of $78,502             303,313








                                                              ===============
                                                           $       8,104,704
                                                              ===============



See accompanying notes to condensed consolidated financial statements.

          INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                            Condensed Consolidated Balance Sheet

                                  June 30, 1997

                                   (Unaudited)


             Liabilities and Stockholders' Equity


Liabilities:
     Securities sold, but not yet purchased, at market value  $         896,892
     Payable to clearing broker                                         171,435
     Accounts payable                                                   144,157
     Accrued employee compensation  and benefits                        893,053
     Other accrued expenses                                             240,348
     Income taxes payable                                                76,238
     Deferred income taxes                                                  677
     Other                                                                7,638
                                                                ---------------

             Total liabilities                                        2,430,438
                                                                 ---------------


Stockholders' equity:
     Preferred stock, $.01 par value.  Authorized 1,000,000
       shares; issued and outstanding -0- shares                          -
    Common stock, $.01 par value.  Authorized 3,000,000
       shares; issued and outstanding 1,419,904 shares                   14,199
     Additional paid-in capital                                       3,162,270
     Retained earnings                                                2,497,797
                                                                ---------------
             Total stockholders' equity                               5,674,266




                                                                 ===============
                                                              $       8,104,704
                                                                 ===============

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                For the Nine Months Ended June 30, 1997 and 1996

                                   (Unaudited)


                                                                                                1997                1996
                                                                                                ----                ----
Revenues:
     Commissions                                                                     $        6,649,876           6,594,941
     Net dealer inventory and investment gains                                                1,932,332           1,783,535
     Other revenue                                                                              483,953             466,295
                                                                                        ----------------   -----------------

             Total revenues                                                                   9,066,161           8,844,771
                                                                                        ----------------   -----------------

Expenses:
     Commissions and clearing fees                                                            3,806,636           3,666,213
     Employee compensation and benefits                                                       1,976,765           1,906,807
     Communications and promotions                                                            1,106,964           1,286,638
     Other operating expenses                                                                 1,270,755             979,334
                                                                                        ----------------   -----------------

             Total expenses                                                                   8,161,120           7,838,992
                                                                                        ----------------   -----------------

Income before income taxes                                                                      905,041           1,005,779

Income tax expense                                                                              373,013             408,754
                                                                                        ----------------   -----------------

Net income                                                                           $          532,028             597,025
                                                                                        ================   =================



Earnings per common and dilutive common equivalent share:
             Primary:                                                                $             .313                .326
             Fully diluted:                                                          $             .313                .326

Weighted  average  number  of  common  and  dilutive  common  equivalent  shares outstanding:
             Primary:                                                                         1,915,855           2,155,527
             Fully diluted:                                                                   1,915,855           2,155,527



See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                For the Three Months Ended June 30, 1997 and 1996


                                                                                           1997               1996
                                                                                           ----               ----
Revenues:
     Commissions                                                                  $         2,494,030          2,109,340
     Net dealer inventory and investment gains                                                746,598            547,970
     Other revenue                                                                            182,018            184,335
                                                                                     -----------------  -----------------

              Total revenues                                                                3,422,646          2,841,645
                                                                                     -----------------  -----------------

Expenses:
     Commissions and clearing fees                                                          1,425,624          1,171,382
     Employee compensation and benefits                                                       721,056            634,599
     Communications and promotions                                                            363,442            420,591
     Other operating expenses                                                                 497,242            354,487
                                                                                     -----------------  -----------------

              Total expenses                                                                3,007,364          2,581,059
                                                                                     -----------------  -----------------

Income before income taxes                                                                    415,282            260,586

Income tax expense                                                                            166,375            105,247
                                                                                     -----------------  -----------------

Net Income                                                                        $           248,907            155,339
                                                                                     =================  =================



Earnings per common and dilutive common equivalent share:
              Primary:                                                            $              .159               .086
              Fully diluted:                                                      $              .159               .086

Weighted  average  number  of  common  and  dilutive  common  equivalent  shares outstanding:
              Primary:                                                                      1,605,873          2,226,133
              Fully diluted:                                                                1,605,873          2,226,133



See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                For the Nine Months Ended June 30, 1997 and 1996

                                   (Unaudited)


                                                                                                 1997               1996
                                                                                                 ----               ----
Cash flows from operating activities:
     Net income                                                                      $           532,028           597,025
     Adjustments to reconcile net income to net cash provided
       by (used for) operating activities:
          Net amortization and appreciation of investments                                       (65,096)          (70,758)
          Depreciation and amortization                                                          121,264            91,946
          Deferred income taxes                                                                  (39,607)            3,184
          Cash provided by (used for) changes in:
             Receivable from clearing broker                                                     237,136          (292,107)
             Receivable from affiliated company                                                   26,542            12,127
             Other receivables                                                                    26,888            49,463
             Securities owned                                                                   (852,475)         (983,747)
             Other assets                                                                       (135,362)          (30,012)
             Securities sold, but not yet purchased                                             (132,189)          199,305
             Payable to clearing broker                                                          171,435                -
             Accounts payable                                                                     33,124            (8,182)
             Accrued employee compensation and benefits                                           49,109            29,432
             Other accrued expenses                                                               84,027           (29,569)
             Income taxes payable                                                                (45,080)          (43,430)
             Other liabilities                                                                        75               135
                                                                                        -----------------   ---------------

             Net cash provided by (used for) operating activities                                 11,819          (475,188)
                                                                                        -----------------   ---------------

Cash flows from investing activities:
     Disposal of investments                                                                   5,800,000         7,729,000
     Acquisition of investments                                                               (5,730,191)       (7,393,001)
     Acquisition of property, equipment and other assets                                        (235,388)         (191,192)
                                                                                        -----------------   ---------------

             Net cash provided by (used for) investing activities                               (165,579)          144,807
                                                                                        -----------------   ---------------



                                                           (continued)



See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES


           Condensed Consolidated Statements of Cash Flows, Continued






                                                                                              1997               1996
                                                                                              ----               ----

Cash flows from financing activities:
     Acquisition of common shares related to repurchase program                                  (32,321)          (27,089)
     Acquisition of common shares for treasury                                                   (67,822)             -

                                                                                        -----------------   ---------------

             Net cash used for financing activities                                             (100,143)          (27,089)
                                                                                        -----------------   ---------------

             Net decrease in cash and cash equivalents                                          (253,903)         (357,470)

Cash and cash equivalents at beginning of period                                               2,829,483         1,604,871
                                                                                        -----------------   ---------------

Cash and cash equivalents at end of period                                           $         2,575,580         1,247,401
                                                                                        =================   ===============


Supplemental disclosure of cash flow information:
     Cash paid for interest                                                          $             2,166             5,897
                                                                                        =================   ===============

     Income taxes paid                                                               $           457,700           449,000
                                                                                        =================   ===============





See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                             June 30, 1997 and 1996

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

       As used in this Form 10-QSB, the term "Company" refers, unless the context requires otherwise, to International Assets Holding Corporation and its five wholly owned subsidiaries; International Assets Advisory Corp.("IAAC"), Global Assets Advisors, Inc. ("GAA"), International
       Financial Products,   Inc.   ("IFP"),   GlobalNet   Securities,   Inc.
       ("GNSI") and International Asset Management Corp. ("IAMC"). All significant intercompany balances and transactions have been eliminated in consolidation.

(2)
       Securities Owned and Securities Sold, But Not Yet Purchased
       Securities owned and Securities sold, but not yet purchased at June 30, 1997, consist of trading and investment securities at quoted market values as follows:



                                                                                       Sold, but not
                                                                        Owned        yet purchased

         Obligations of U.S. Government                             $ 1,048,214            -
         Common stock and American Depository Receipts                1,167,883        896,892
         Proprietary unit investment trusts                             786,695            -
         Corporate debt securities                                      166,857            -
         Foreign government obligations                                 153,421            -

                                                                     ------------        --------

                                                                    $ 3,323,070        896,892


            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(3)    Earnings Per Common Share
       Primary and fully diluted earnings per common and dilutive common equivalent share for the three months and the nine months ended June 30, 1997 and 1996, have been computed by dividing adjusted net income by the weighted average number of common and dilutive common equivalent shares outstanding. Common equivalent shares represent shares of common stock issuable upon the assumed exercise of stock options and warrants.

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

       Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data presented shall be restated to conform to Statement 128. Under Statement 128, basic EPS would be $.173 and $.107 for the three months ended June 30, 1997 and 1996, respectively, and $.369 and $.409 for the nine months ended June 30, 1997 and 1996, respectively. Diluted EPS would be $.169 and $.100 for the three months ended June 30, 1997 and 1996, respectively, and $.356 and $.394 for the nine months ended June 30, 1997 and 1996, respectively.

(4)    Leases
       The Company occupies leased office space of approximately 13,815 square feet at 250 Park Avenue South, Winter Park, Florida. In December 1996, the Company executed an amendment to enhance this leased office space and extend the lease expiration from November 1999 to May 2001.

       The Company is obligated under various noncancelable operating leases for the rental of its office facilities and certain office equipment. Rent expense associated with operating leases amounted to $230,583 and $219,822 for the nine months ended June 30, 1997, and 1996, respectively. The minimum lease payments under noncancelable operating leases as of June 30, 1997 are as follows:

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                            Fiscal Year (12 month period) Ending September 30,
                            --------------------------------------------------
                                   1997                            $   308,600
                                   1998                                313,400
                                   1999                                308,500
                                   2000                                320,000
                                   2001                                231,300
                                   Thereafter                           17,500


       Total future minimum lease payments                          $1,499,300

(5)    Stock Repurchase Program
       On March 13, 1996, the Board of Directors authorized the Company to repurchase up to $500,000 in shares of the Company's common stock in the open market during the remainder of the fiscal year ended September 30, 1996. On October 4, 1996, the Company announced that the Board of Directors authorized the Company to continue its repurchase of common stock up to $500,000 in the open market during the remainder of the fiscal year that ends September 30, 1997. The stock purchases will be made in the open market from time to time as market conditions permit. The Company is required to comply with Rule 10b-18 and Regulation M of the Securities and Exchange Commission which regulate the specific terms in which shares may be repurchased. As of August 6, 1997, the Company has repurchased a total of 21,400 shares under this repurchase program at a total cost of $81,013.

    ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    The Company's assets increased from $7,528,292 at September 30, 1996, to $8,104,704 at June 30, 1997, or an increase of $576,412. The Company's liabilities increased from $2,285,911 at September 30, 1996, to $2,430,438 at June 30, 1997, or an increase of $144,527. The increase in the net assets (assets less liabilities) of $431,885 primarily relates to the $532,028 net income earned for the nine month fiscal period net of stock repurchase costs from the stock repurchase program and repurchases from terminated participants of the Company's Employee Stock Ownership Plan together totaling $100,143 for the same period.

    The Company's condensed consolidated balance sheet at June 30, 1997, reflects a payable to clearing broker, for trades which had not yet settled for cash, due to the costs from the purchase of securities exceeding the proceeds of securities sold.

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

    Nine Months Ended June 30, 1997, as Compared to the Nine Months Ended June 30, 1996

    The Company's revenues are derived primarily from commissions earned on the sale of securities and trading income in securities purchased or sold for the Company's account. Total revenues increased by approximately $221,000, or 3% for the nine months ended June 30, 1997, as compared to the nine months ended June 30, 1996. For the nine months ended June 30, 1997, and 1996, approximately 73% and 75%, respectively, of the Company's revenues were derived from commissions earned on the sale of securities. For the nine months ended June 30, 1997, and 1996, approximately 21% and 20%, respectively, of the Company's total revenues were from net dealer inventory and investment gains (trading revenue).

    Commission revenue increased by approximately $55,000, or 1% for the nine months ended June 30, 1997, as compared to the nine months ended June 30, 1996. The average number of account executives increased from 40 as of June 30, 1996, to 42 as of June 30, 1997. During the nine months ended June 30, 1997, the overall volume of customer ticket orders increased by approximately 8% and the average dollar amount of retail trades decreased by approximately 6%, as compared to the nine months ended June 30, 1996. This 8% increase in ticket volume is primarily attributable to promotional activities that included the execution of free trades for new clients during the first half of the current fiscal year. This promotional activity also caused the average dollar amount of retail trades to be reduced.

    Revenues from net dealer inventory and investment gains increased by approximately $149,000, or 8% for the nine months ended June 30, 1997, as compared to the nine months ended June 30, 1996. The increase in trading revenue is primarily attributable to increases in the Company's fixed income trading due to the hiring of a new fixed income trader and increases in the volume of wholesale trading activities. The Company's trading department primarily concentrates on global securities that it believes are likely to be traded by the Company's clients. By focusing on these types of securities, trading revenue is more directly related to commission revenue and order flow.

    Other revenues increased by approximately $18,000 or 4% during the nine months ended June 30, 1997, as compared to the nine months ended June 30, 1996. The increase in other revenue is primarily due to increases in earned money management fees, account maintenance fees and subscription fee income.

    The major expenses incurred by the Company relate to direct costs of securities operations such as commissions and clearing fees, employee compensation and benefits and communications and promotions expense. Total expenses increased by approximately $322,000, or 4% for the nine months ended June 30, 1997, as compared to the same period in 1996. This increase in expense is primarily attributable to increases in commissions and clearing fees, employee compensation and other operating expenses.

    Commissions and clearing fees increased approximately $140,000, or 4% during the nine months ended June 30, 1997, as compared to the same period in 1996. This increase is directly related to the 1% increase in commission revenue and the 8% increase in trading revenue for the same period. Employee compensation and benefits expense increased approximately $70,000, or 4% during the nine months ended June 30, 1997, as compared to the nine months ended June 30, 1996. The increase in employee compensation and benefits is primarily due to the cost of additional employees hired by the company and increases in employee compensation during the nine months ended June 30, 1997, as compared to the nine months ended June 30, 1996. Partially offsetting this increase in employee compensation is a decrease in performance based bonus accruals based on the decrease in income before income taxes.

    Overall communication and promotions expenses decreased by approximately $180,000, or 14% during the nine months ended June 30, 1997, as compared to the nine months ended June 30, 1996. This decrease is primarily due to the elimination of funding from the Company to IFP for promotional activities. As of October 1996, Company funding for all IFP promotional activities was ceased due to the unsuccessful efforts of IFP in generating revenues.

    Other operating expenses increased approximately $291,000, or 30% during the nine months ended June 30, 1997, as compared to the nine months ended June 30, 1996. This increase is attributable to increases in expenses incurred for rental of leased premises, insurance expense, professional fees, contributions and amortization and depreciation expense.

    As a result of the above, income before income taxes decreased by approximately $101,000 or 10% during the nine months ended June 30, 1997, as compared to the nine months ended June 30, 1996. The Company's effective income tax rate was approximately 41% for both the nine months ended June 30, 1997, and 1996.

    Three Months Ended June 30, 1997, as Compared to the Three Months Ended June 30, 1996

    Total revenues increased by approximately $581,000, or 20% for the three months ended June 30, 1997, as compared to the three months ended June 30, 1996. For the three months ended June 30, 1997, and 1996, approximately 73% and 74%, respectively, of the Company's revenues were derived from commissions earned on the sale of securities. For the three months ended June 30, 1997, and 1996, approximately 22% and 19%, respectively, of the Company's total revenues were derived from net dealer inventory and investment gains (trading revenue).

    Commission revenue increased by approximately $385,000, or 18% for the three months ended June 30, 1997, as compared to the three months ended June 30, 1996. The increase in revenues is related to an 18% increase in ticket volume and a 1% increase in the average dollar amount of trades during the three months ended June 30, 1997, as compared to the three months ended June 30, 1996. This increase in commission revenue is also related to an increase in the number of account executives from 38, as of June 30, 1996, to 46, as of June 30, 1997, or an increase of 21%.

    Revenues from net dealer inventory and investment gains increased by approximately $199,000, or 36% for the three months ended June 30, 1997, as compared to the three months ended June 30, 1996. The increase in trading revenue is primarily attributable to increases in the Company's fixed income trading due to the hiring of a new fixed income trader and increases in wholesale trading activities.

    Other revenues decreased by approximately $2,000, or 1% during the three months ended June 30, 1997, as compared to the three months ended June 30, 1996. This decrease is primarily attributable to a decrease in dividend income, caused by a change in the mix of dividend paying securities held by the trading department during short term durations, for the three months ended June 30, 1997, as compared to the same period in 1996. This decrease in dividend income was partially offset by increases in money management fees and account maintenance fees.

    The major expenses incurred by the Company relate to direct costs of securities operations such as commissions and clearing fees, employee compensation and benefits and communications and promotions expense. Total expenses increased by approximately $426,000, or 17% for the three months ended June 30, 1997, as compared to the same period in 1996. This increase in expense is primarily attributable to increases in commissions and clearing fees, employee compensation and benefits and other operating expenses.

    Commissions and clearing fees increased approximately $254,000, or 22% during the three months ended June 30, 1997, as compared to the same period in 1996. This increase is directly related to the 18% increase in commission revenue and the 36% increase in trading revenue for the same period. Employee compensation and benefits expense increased approximately $86,000, or 14% during the three months ended June 30, 1997, as compared to the three months ended June 30, 1996. This increase in employee compensation and benefits is primarily due to the cost of additional employees hired by the Company and increases in employee compensation as well as increases in performance based bonus accruals based on the increase in income before income taxes by the Company during the three months ended June 30, 1997, as compared to the three months ended June 30, 1996.

    Overall communication and promotions expense decreased approximately $57,000, or 14% primarily due to decreased promotional activities during the three months ended June 30, 1997, as compared to the three months ended June 30, 1996. Other operating expenses increased approximately 40% during the three months ended June 30, 1997, as compared to the three months ended June 30, 1996. This increase is attributable to increases in expenses incurred for insurance expense, professional fees, contributions and amortization and depreciation expense.

    As a result of the above, income before income taxes increased by approximately $155,000 during the three months ended June 30, 1997, as compared to the three months ended June 30, 1996. The Company's effective income tax rate was approximately 40% for the three months ended June 30, 1997, and 1996.

    Liquidity and Capital Resources

     Substantial portions of the Company's assets are liquid. At June 30, 1997, approximately 88% of the Company's assets consisted of cash, cash equivalents, and marketable securities. All assets are financed by the Company's equity capital, short-term borrowings from securities lending transactions and other payables.

    The Company's wholly owned registered securities broker/dealer subsidiary IAAC is subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At June 30, 1997, IAAC had net capital of approximately $2,535,000, which was approximately $2,413,000 in excess of its minimum net capital requirement at that date.

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

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a). Exhibits
         (11) The Statements of Computation of Earnings Per Share are attached hereto as Exhibit 11

         (27) Broker-Dealers and Broker Dealer Holding Companies Financial Data Schedule BD is attached hereto as Exhibit 27

          b). Form 8-K

              No reports were filed on Form 8-K during the nine months ended June 30, 1997.

                                   Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     INTERNATIONAL ASSETS HOLDING CORPORATION


Date 08/13/97                       /s/ Jerome F. Miceli
                                    Jerome F. Miceli
                                    President and Chief Operating Officer


Date 08/13/97                       /s/ Jonathan C. Hinz
                                    Jonathan C. Hinz
                                    Chief Accounting Officer

                    INTERNATIONAL ASSETS HOLDING CORPORATION

                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

                For the Nine Months Ended June 30, 1997 and 1996


                                                                                     1997                1996
                                                                                     ----                ----
Adjustment of shares outstanding:
Weighted average number of actual common shares outstanding                          1,442,437           1,459,756

Weighted average number of additional common shares outstanding
     assuming the exercise of common stock equivalents (1)                             473,418             695,771

Weighted average number of common and dilutive
                                                                                 ==============      ==============
     common equivalent shares outstanding                                            1,915,855           2,155,527
                                                                                 ==============      ==============

Adjustment of net income:
Actual net income                                                                     $532,028            $597,025

Adjustment to net income assuming the investment of
      excess proceeds received from the assumed exercise
      of common  stock equivalents, net of income taxes                                $67,709            $104,728

                                                                                 ==============      ==============
Adjusted net income                                                                   $599,737            $701,753
                                                                                 ==============      ==============

Earnings per common and dilutive common equivalent share:
     Primary:                                                                            $.313               $.326
     Fully diluted (2):                                                                  $.313               $.326




-------------------------------------------------------------------------------
(1) This calculation assumes that of all the additional common shares outstanding, assuming the exercise of all common stock equivalents, 283,981 shares of common stock are re-acquired with the proceeds therefrom as of October 1, 1996 and 290,857 shares are re-acquired as of October 1, 1995.

(2) In 1997 and 1996 there were no other potentially dilutive securities present other than the common stock equivalents (common stock warrants and common stock options), therefore, primary and fully diluted earnings per share amounts are the same.

                    INTERNATIONAL ASSETS HOLDING CORPORATION

                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

                For the Three Months Ended June 30, 1997 and 1996




                                                                                     1997                1996
                                                                                     ----                ----
Adjustment of shares outstanding:
Weighted average number of actual common shares outstanding                          1,434,853           1,457,534

Weighted average number of additional common shares outstanding
     assuming the exercise of common stock equivalents (1)                             171,020             768,599

Weighted average number of common and dilutive
                                                                                 ==============      ==============
     common equivalent shares outstanding                                            1,605,873           2,226,133
                                                                                 ==============      ==============

Adjustment of net income:
Actual net income                                                                     $248,907            $155,339

Adjustment to net income assuming the investment of
      excess proceeds received from the assumed exercise
      of common  stock equivalents, net of income taxes                                 $6,826             $36,508

                                                                                 ==============      ==============
Adjusted net income                                                                   $255,733            $191,847
                                                                                 ==============      ==============

Earnings per common and dilutive common equivalent share:
     Primary:                                                                            $.159               $.086
     Fully diluted (2):                                                                  $.159               $.086






-------------------------------------------------------------------------------
(1) This calculation assumes that of all the additional common shares outstanding, assuming the exercise of all common stock equivalents, 283,981 shares of common stock are re-acquired with the proceeds therefrom as of April 1, 1997 and 290,857 shares are re-acquired as of April 1, 1996.

(2) In 1997 and 1996 there were no other potentially dilutive securities present other than the common stock equivalents (common stock warrants and common stock options), therefore, primary and fully diluted earnings per share amounts are the same.