Form 10KSB
period 1997-09-30
INTERNATIONAL ASSETS HOLDING CORP
filed 1997-12-24
CIK 913760

53

                                      Form 10-KSB


                        U.S. Securities and Exchange Commission
                                Washington D.C. 20549

    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended September 30, 1997

    [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIE
         EXCHANGE ACT OF 1934

                         Commission File Number 33-70334-A

                      INTERNATIONAL ASSETS HOLDING CORPORATION
         (Exact name of small business issuer as specified in its charter)


--------------------------------------------------------------------------------
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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained,to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     State issuer's revenues for its most recent fiscal year: $12,301,621

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the last sale price of such stock as of December 16, 1997: $2,065,112

     The number of shares outstanding of Common Stock was 1,406,553 as of December 16, 1997.

     DOCUMENTS  INCORPORATED  BY REFERENCE:

     Portions of the registrants Proxy Statement, to be filed, for the Annual Meeting of Stockholders to be held on February 12, 1998 are incorporated by reference into Part III.

     Transitional small business disclosure format Yes  [ ] No [X]

                        INTERNATIONAL ASSETS HOLDING CORPORATION
                                       1997 FORM 10-KSB

                                       TABLE OF CONTENTS


                                           PART I                         Page

  Item 1. Description of Business............................................3

  Item 2. Description of Property...........................................10

  Item 3. Legal Proceedings.................................................10

  Item 4. Submission of Matters to a Vote of Security Holders...............11

                                         PART II

  Item 5. Market for Registrant's Common Equity and Related
          Stockholder Matters...............................................12

  Item 6. Management's Discussion and Analysis or Plan of Operation.........13

  Item 7. Consolidated Financial Statements.................................17

  Item 8. Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure..........................................18



                                         PART III

  Item 9. Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act.................18

  Item 10. Executive Compensation...........................................19

  Item 11. Security Ownership of Certain Beneficial Owners and Management...19

  Item 12. Certain Relationships and Related Transactions...................19

  Item 13. Exhibits and Reports on Form 8-K.................................20

           Signatures.......................................................22

                                          PART I


  ITEM 1.     DESCRIPTION OF BUSINESS.

     The following discussion contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate and securities market fluctuations, competition from within and from outside the investment brokerage industry, new products and services in the investment brokerage industry, changing trends in customer profiles and changes in laws and regulation applicable to the Company. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "believe", "anticipate", "continue", and similar terms, variations of these terms or the negative of those terms. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that the actual results, performance or achievement of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

     General

     International Assets Holding Corporation is a Delaware corporation formed in October 1987 for the purpose of serving as a holding company for International Assets Advisory Corp. ("IAAC") and other subsidiaries. Currently, the Company has five wholly owned subsidiaries, IAAC, Global Assets Advisors, Inc. ("GAA"), International Asset Management Corp. ("IAMC"), International Financial Products, Inc. ("IFP") and GlobalNet Securities, Inc. ("GNSI"). All of the Company's subsidiaries are Florida corporations. As used in this Form 10-KSB, the term "Company" refers, unless the context requires otherwise, to International Assets Holding Corporation and its subsidiaries IAAC, GAA, IAMC, IFP and GNSI. IAAC operates a full-service securities brokerage firm specializing in global investing on behalf of its clients. GAA provides investment advisory and money management services. IAMC functions as the manager of the physical assets of the Company. IFP was formed as a financial publishing and marketing group to sell products that are not investments, but are related to the global financial market. GNSI was formed to take advantage of future technology developments within the securities industry.

     IAAC was formed in April 1981 by the Company's Chairman of the Board, Diego
     J. Veitia. During its first two years of business, IAAC focused primarily on private placements. In 1982, IAAC entered the securities brokerage business and became a member of the National Association of Securities Dealers("NASD"). In 1982 IAAC began to focus on the sale of global equity and debt securities to high net worth private clients and, to a lesser degree, small to medium size financial institutions. Management believes that, until the last four to six years, the global securities market has been relatively neglected by the major securities firms and is a growing segment of the securities business.

     The Company believes that it has developed an effective approach for attracting the investment capital of high net worth private clients. This approach centers on the need for such investors to diversify their investment portfolios by purchasing global equity and debt securities. We believe it is proper for investors to become increasingly global in their investment activities, to correspond to the increasingly globalized economy. On the equity side, the Company emphasizes both capital and currency appreciation. In the sale of debt securities, the higher yields available overseas and the potential for currency appreciation are stressed.

     Historically, the securities industry's focus for channeling private client funds into international investments has been through mutual funds. While the Company believes that its expertise in the international markets puts it in a unique position to add value in the sale of global products such as mutual funds, its main focus is on the direct investment in carefully selected international securities by its private clients. The Company has developed an experienced team specializing in the research, selection, trading, currency exchange and execution of individual equity and fixed income products on a global basis.

     The Company acts as an introducing broker in that it does not clear its own securities transactions, but instead contracts to have such transactions cleared through a clearing broker on a fully disclosed basis. In a fully disclosed clearing transaction, the identity of the Company's client is known to the clearing broker. Generally, a clearing broker physically maintains the client's account and performs a variety of services as agent for the Company, including clearing all securities transactions (delivery of securities sold, receipt of securities purchased and transfer of related funds).

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

     GAA is registered with the Securities and Exchange Commission ("SEC"), the State of Florida and the State of California as an investment advisor. Investment advisor registration in other states will proceed as is required by the various states. This investment advisor's primary focus is on the development of specialized accounts for high net worth private clients. GAA is dedicated to providing the individual investor with domestic and inter-national money management and offers a series of investment portfolios tailor-made for the individual investor seeking investment diversifica-tion across a variety of economies and currencies in order to provide the opportunity for higher overall investment returns. GAA's strategy is to capitalize on its experienced teams specializing in the research, selection trading, currency exchange and execution of individual equity and fixed income products on a global basis.

     IAMC was formed by the Company in 1988 to hold certain equipment and, in turn, lease such equipment to IAAC. IAMC's present function is to hold all of the physical assets of the Company.

     IFP was formed in 1995 to publish, advertise, and sell a wide range of in-formational investment tools, such as books, newsletters, tapes, and faxes targeted at knowledge-seeking individual global investors. As of October 1996, Company funding for all current IFP operating activities has ceased due to the unsuccessful efforts to date in generating revenues. However, the legal entity will remain active in its state of incorporation.

     GNSI was formed by the Company in 1995 to capitalize on the use of recent and future technology developments that relate to the securities industry. As of December 23, 1997, no operating activities have been commenced by this subsidiary.

     Business Strategy

     The Company's business strategy is to use its marketing and global securities expertise to take advantage of opportunities for growth in the global securities market. Management believes that there are significant opportunities for growth in the specialized account and institutional sales areas of the international securities market.

     The Company believes that its expertise in the global securities area presents an opportunity for the Company to expand its market niche into small institutional sales. The Company further believes that this market niche has been relatively minimized by the major international brokerage firms. Examples of the type of institutions the Company intends to target are pension funds of corporations or municipalities, money managers, and the trust departments of smaller commercial banks and other independent broker-dealers.

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

     The International Securities Markets

     The Company believes that investment in the international markets by U.S. investors will continue to grow in the coming years, as international investments become a larger portion of the world equity markets. According to the International Finance Corporation, a member of the World Bank Group, in 1984 the United States stock markets' share of the world market capitalization was approximately 54%. At the end of 1996, that share had fallen to approximately 42%. In the thirteen years from 1984 to 1996, non-U.S. market capitalization grew by approximately 631%, from approximately U.S. $1.6 trillion to approximately U.S. $11.7 trillion. Similarly, in 1984, U.S. trading volume comprised approximately 62% of the world's trading volume, while in 1996 this percentage had fallen to approximately 52%. From 1984 to 1996, non-U.S. trading volume grew approximately 1,233% from approximately U.S. $486 billion to approximately U.S. $6.5 trillion.

     Management believes that the two main justifications for the rapid growth in international investing by U.S.investors are diversification and potent-ally superior investment returns. In a study performed by the Company, the returns of 28 global equity markets were measured from December 1987 to September 1997. Over that time, 8 of the 28 foreign markets provided returns higher than those of the U.S. stock market, while over the same time period, all but two of the stock markets exhibited correlation to the U.S. market of less than 60%. As the vast majority of foreign markets continue to exhibit a low correlation to the U.S. market (and therefore potential diversification benefits), while offering the potential for return enhancement, management believes that an increased number of investors will ultimately see the benefits of investing globally.

     While investing in international markets also involves risk considerations not typically associated with investing in securities of U.S. issuers, the Company believes that such considerations are outweighed by the benefits of diversification and potentially superior returns.

     Among the risk considerations involved in investing in international markets are that less information may be available about foreign companies than about domestic companies. Foreign companies are also generally not subject to uniform accounting, auditing and financial reporting standards or to other regulatory practices and requirements comparable to those applicable to domestic companies. In addition, unlike investing in U.S. companies, securities of non-U.S. companies are generally denominated in foreign currencies, thereby subjecting each security to changes in value when the underlying foreign currency strengthens or weakens against the U.S. dollar. Currency exchange rates generally are determined by the forces of supply and demand in the foreign exchange markets and the relative merits of investments in different countries as seen from an international perspective. Currency exchange rates can also be affected unpredictably by intervention of U.S.or foreign governments or central banks or by currency controls or political developments in the U.S. or abroad.

     The value of international fixed income products also responds to interest rate changes in both the U.S. and abroad. In general, the value of such products will rise when interest rates fall, and fall when interest rates rise. Interest rates in the U.S. and other foreign countries may change independently of each other. Thus foreign fixed income products may increase in value while U.S. fixed income products decrease in value and vice versa.

     International markets and securities may also not be as liquid as U.S. securities and their markets. Investing in international securities may further result in higher expense than investing in domestic securities because of the cost of converting foreign currencies to U.S. dollars and expenses relating to foreign custody. Investment in international securities may also be subject to local economic or political risks, including instability of some foreign governments, the possibility of currency blockage or the imposition of withholding taxes on dividend or interest payments and the potential for expropriation, nationalization or confiscatory taxation and limitations on the use or removal of funds or other assets.

     As an example of the types of risk discussed above, recent market declines in the emerging markets, particularly those of Southeast Asia, have result-ed in substantial declines in the valuation of Southeast Asian portfolios. While these market declines can provide low cost buying opportunities for clients of IAAC, declines in these markets can also cause client concerns and a reluctance to make further investments in foreign markets. Any such reluctance could lead to reduced commission revenues to the Company as well as trading losses from market price declines and overall volatility.
     The Brokerage Business

     For the fiscal years ended September 30, 1997 and 1996, approximately 75% and 74%, respectively, of the Company's total revenues were derived from commissions earned from transactions with its retail clients. The Company's client base is composed primarily of high net worth individuals. The average age of its clients is approximately 56 and a substantial portion is retirees. Clients are distributed nationwide. However, a particularly large number of clients reside in Florida, California, New York, Texas and Pennsylvania. The Company has approximately 9,650 active client accounts at September 30, 1997.

     Retail commissions are charged on both exchange and over-the-counter agency transactions based on a schedule, which is subject to change, that the Company has formulated in accordance with guidelines promulgated by the NASD. During fiscal 1995, the Company also began selling proprietary Unit Investment Trust ("UIT") products. The Company acts as the underwriter for these UIT products.

     The Company also earned commission income from institutional transactions directed to its trading department by a closed-end management investment company managed by a company affiliated through common ownership. During the years ended September 30, 1997 and 1996, the institutional commissions earned from this investment company amounted to $246 and $22,362, respectively. As of October 1996, the management of the investment company changed ownership and the Company will no longer receive such institutional commissions. The termination of this institutional relationship has no material effect on the Company due to the small amount of these commission revenues, less than .003% and .3% of total commission revenues for 1997 and 1996, respectively. Nevertheless, the Company is also commencing expanded efforts to enhance its institutional revenues by the dedication of staff and other resources towards seeking new institutional revenue sources. This new business strategy is unrelated to the loss of the nominal institutional revenue discussed above.

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

     Principal Transactions

     In addition to executing trades as agent, the Company acts as a principal in executing trades in over-the-counter debt and equity securities. When transactions are executed by the Company on a principal basis, the Company receives, in lieu of commissions, markups or markdowns that constitute revenues from principal transactions. To facilitate trading by its clients, the Company buys, sells and maintains inventories of approximately 150 primarily international securities.

     The Company places its capital at risk by also trading as a "market maker" in a select group of approximately 75 international securities which are traded by the Company's clients. The Company's emphasis in such trades is on earning revenues from the spread between customer buy and sell orders.

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

     The level of securities positions carried in the Company's trading accounts fluctuates significantly. The size of such positions on any one date may not be representative of the Company's exposure on any other date because the securities positions vary substantially depending upon economic and market conditions, the allocation of capital among types of inventories, customer demands and trading volume. The aggregate value of the securities in the Company's inventory is limited by certain requirements of the SEC Net Capital Rule. See "Net Capital Requirements."

     Marketing

     The Company believes that its ability to deliver its global securities message in a cost-effective manner is a key element to its operations. The Company uses a variety of marketing tools. These include presenting seminars, writing articles for various publications, public appearances by Mr. Veitia, the Company's Chairman and Chief Executive Officer, advertising in various media and using targeted direct mail.

     After some experimentation with a variety of marketing tools in the Company's early years, management has found direct mail marketing to be the most cost-effective mechanism for attracting customers. The Company believes that it has developed an expertise in attracting high net worth clients through the use of low cost, direct mail marketing techniques. The Company further believes that the most important aspect of its direct mail marketing effort is its database of potential clients. The Company's database currently has access to approximately 1,000,000 names, including approximately 10,000 clients, 60,000 subscribers to the Company's newsletters and other potential clients.

     In addition to direct mail marketing, the Company uses several other marke-ing tools. The Company presents seminars and provides clients with two monthly newsletters, "Global Insights" and "The International Assets Advisory". The Company also sends existing clients separate mailings, such as research reports, with a narrower focus than its newsletters.

     Competition

     The Company encounters competition in conducting its business and such competition is expected to continue. Although the securities industry, in general, is intensely competitive, the Company believes that competition is less intense in its niche market. However, the Company competes with many firms with capital and personnel resources far in excess of those which are presently available to the Company or which are expected to be available to the Company in the future. Additionally, the Company is affected and will continue to be affected by the investing public's interest in internation-al securities. In this regard, international securities are in competition with other investment vehicles offered by other securities broker-dealers and financial intermediaries such as commercial banks, savings banks, insurance companies and similar institutions. The Company believes that the principal competitive factors in the securities industry are the quality and ability of professional personnel and the relative prices of services and products offered. The Company believes that, to date, it has been able to compete favorably with other broker-dealers and financial intermediaries primarily on the basis of the quality of its services and the depth of its expertise in the international securities market.

     Research Services

     The Company's research activities include reviewing general market conditions, specific industries, and individual companies and providing information with respect thereto in monthly newsletters, which discuss international economic and currency trends and give readers specific investment recommenation and ideas. These services are made available without charge to clients.

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

     Once the investment committee has made its initial recommendations, a sub-committee analyzes such recommendations to determine which recommendations are appropriate for the Company's client base. The subcommittee focuses on equity securities which are priced at a retail level, generally $50 per share or less. In addition, since private clients are less diversified than institutions, there is an emphasis on blue-chip and higher quality investments. Following its analysis of these factors, the subcommittee creates an approved list of international securities from which account executives can make recommendations to their clients.

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


     The Company also utilizes the services of a securities clearing broker. The Company's clearing broker performs many back office functions for the Company in connection with its duties as custodian of all client funds and securities. When a new account is established, the new account information is sent to the clearing broker, which in turn sets up and maintains the information for the account. All securities and monies are held in custody by the clearing broker. The clearing broker prepares and mails account statements directly to clients on behalf of the Company. Transaction confirmations for customers are formatted through the clearing broker's wire system for printing and mailing by IAAC. The Company's brokers and operations staff is able to receive on-line account information from the clearing broker. By engaging the processing services of a clearing broker, the Company is exempt from certain reserve requirements imposed by Rule 15c3-3 under the Securities Exchange Act of 1934, as amended. See "Net Capital Requirements."

     The Company's clearing broker also extends credit to the Company and its customers to enable them to purchase securities on margin. Margin accounts allow customers to deposit less than the full cost of a security purchased with the balance of the purchase price being provided as a loan to the customer secured by the securities purchased. The amount of the loan in purchasing securities on margin is subject to both the margin regulations ("Regulation T") of the Board of Governors of the Federal Reserve System and the Company's clearing broker's internal policies. In most transactions Regulation T limits the amount loaned to a client for the purchase of a particular security to 50% of the purchase price.

     The Company maintains internal records of all transactions, which are compared on a daily basis to clearing transaction generated reports. The Company uses automated computer capabilities for these functions, which it will continue to expand.

     The Company believes that its internal controls and safeguards against securities theft are adequate. As required by the NASD and other authorities, the Company carries a fidelity bond covering any loss or theft of securities, as well as embezzlement and forgery. The Company annually assesses the total required bond coverage and carries a $180,000 limit. The Company believes total coverage of $180,000 (with a $5,000 deductible provision) is adequate for the upcoming year.

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

     The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, capital structure of securities firms, uses and safekeeping of customers' funds and securities, record keeping, the conduct of directors, officers and employees and supervision of branches and registered representtives. Lack of adequate supervision could subject the broker-dealer to regulatory sanctions. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker-dealers. The SEC, the self-regulatory organizations and state securities commissions may conduct administrative proceedings, which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than the protection of creditors and stockbrokers of broker-dealers.

     IAAC is required by Federal law to belong to SIPC. The SIPC fund provides protection for securities held in customer accounts of up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. In addition, securities in an account at the Company's clearing broker ar afforded additional protection by the clearing broker of up to $9,500,000.

     During IAAC's 1991 examination by the NASD, several administrative and operations violations were alleged. IAAC, without admitting or denying the allegations, settled the matter in June 1992 by paying a fine of $15,500 and instituting procedures to prevent future deficiencies in specified areas.

     Net Capital Requirements

     IAAC is subject to the SEC's uniform net capital rule(Rule 15c3-1(the "Rule"), which is designed to measure the liquidity of a broker-dealer and the maintenance of minimum net capital deemed necessary to meet its commitments to its customers. The Rule provides that a broker-dealer doing business with the public must not permit its aggregate indebtedness to exceed 15 times its net capital (the "Basic Method") or, alternatively, that it not permit its net capital to be less than 2% of aggregate debit items computed in accordance with the Rule (the "Alternative Method"). The Rule requires IAAC to maintain minimum net capital at an amount equal to the greater of $100,000, 6-2/3% of aggregate indebtedness of $2,500 for each security in which it makes a market (unless a security in which it makes a market has a market value of $5 or less, in which event the amount of net capital shall not be less than $1,000 for each such security) with a ceiling of $1,000,000.

     Any  failure  to  maintain   the   required   net  capital  may  subject  a
     broker-dealer to expulsion by the NASD, the SEC or other regulatory bodies, and may ultimately require its liquidation.

     IAAC is in compliance with the Rule, as well as the applicable minimum net capital requirement of the NASD. IAAC has elected to compute its net capital under the Basic Method. In computing net capital under the Rule, various adjustments are made to net worth with a view to excluding assets not readily convertible into cash and to providing a conservative statement of other assets, such as a firm's position in securities. To that end, a deduction is made against the market value of securities to reflect the possibility of a market decline before their disposition. For every dollar that net capital is reduced, by means of such deductions or otherwise (for example, through operating losses or capital distributions), the maximum aggregate indebtedness a firm may carry is reduced. Thus, net capital rules, which are unique to the securities industry, impose financial restrictions upon the Company's business that are more severe than those imposed on other types of businesses. Compliance with the net capital rules may limit the operations of the Company because they require minimum capital for such purposes as underwriting securities distributions, and maintaining the inventory required for trading in securities.

     Net capital changes from day to day, but at September 30, 1997 and 1996, IAAC had excess net capital of $2,331,202 and $2,267,549, respectively, and a ratio of aggregate indebtedness to net capital of .51 to 1 for both periods.

     Pursuant  to  paragraph(k)(2)(ii)of  SEC Rule  15c3-3,  IAAC is exempt from
     customer  reserve  requirements  and  providing   information  relating  to
     possession or control of securities.

     Employees

     At September 30, 1997, the Company employed 91 employees, of which 88 were full time employees. Of such employees, 9 had managerial responsibilities, 51 were account executives and 31 had administrative duties,including persons engaged in other service areas such as research, money management, trading, accounting, operations, compliance and marketing. The Company considers its relationship with its employees to be good.

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

     ITEM 2.     DESCRIPTION OF PROPERTY.

     Currently the Company occupies leased office space of approximately 13,815 square feet at 250 Park Avenue South, Winter Park, Florida. The lease expires in May, 2001. The Company believes that suitable additional space will be available as needed to accommodate the expansion of its operations.

     ITEM 3.     LEGAL PROCEEDINGS.

     During the year ended September 30, 1997, the Company settled certain client matters arising in the normal course of business totaling $146,000 which has been included in other operating expenses in the accompanying consolidated statement of operations.

     The Company is involved in an arbitrated claim which management believes to be without merit and that any expected award on the claim will not be material to the consolidated financial statements of the Company. The arbitration hearing concluded on November 7, 1997 and the arbitration panel has not yet rendered its decision on the claim. The amount of the claim ranges from $300,000 to $465,000, legal fees, plus treble damages and interest. The arbitrators' decision may award less than the claim, any part of the claim or make no award on the claim.

     The Company is party to certain litigation as of September 30, 1997 which relates primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these items will not have a material adverse effect on the Company's consolidated financial statements.

     The foregoing discussion contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve various risks and uncertainties with respect to current legal proceedings. Although the Company believe that its expectation with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that the actual results, performance or achievement of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                PART II

     ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock trades on the NASDAQ SmallCap Market under the symbol IAAC. The Company's Redeemable Warrants which traded separately on the NASDAQ SmallCap Market under the symbol IAACW expired unexercised on February 11, 1997. The Common Stock began trading independently from the Redeemable Warrants on NASDAQ effective February 11, 1995. Prior to February 11, 1995, one share of Common Stock and one Warrant, which when exercised enabled the holder thereof to purchase one share of the Company's Common Stock, traded as one Unit on the NASDAQ SmallCap Market under the symbol IAACU. The Units began trading on NASDAQ in March, 1994 and ceased trading in February, 1995.

     The following table sets forth, for the periods indicated, the range of high and low sales prices per Common Share and Warrant as reported by NASDAQ, which prices do not include retail mark-ups, mark-downs, or commissions and represent prices between dealers and not necessarily actual transactions.

                                                          High .     Low
   The Company's Common Stock, as traded under the symbol IAAC
   Fiscal Year 1996
   First Quarter........................................  3  1/2    2 1/4
   Second Quarter.........................................4  1/4    2 1/2
   Third  Quarter.........................................4  1/2    3 1/2
   Fourth Quarter ......................................  4  1/2    3 1/2
   Fiscal Year 1997
   First Quarter..........................................4  3/8    2 3/4
   Second Quarter.........................................3  7/16   2 5/8
   Third  Quarter.........................................3  9/16   2 3/4
   Fourth Quarter........................................ 5  1/4    3 1/8

   The Company's Warrants, as traded under the symbol IAACW, expired February 11, 1997
   Fiscal Year 1996
   First Quarter ........................................... 1/16   1/32
   Second Quarter ...........................................1/16   1/32
   Third  Quarter .......................................... 3/16   1/16
   Fourth Quarter .......................................... 1/8    1/8
   Fiscal Year 1997
   First Quarter ........................................... 1/8    1/32
   Second Quarter .......................................... 1/32   1/32

     There were approximately 194 shareholders of record of the Common Stock at September 30, 1997. The total shareholders of record stated does not include the approximate number of total beneficial shareholders.

     On November 14, 1997 the Board of Directors of the Company declared a 10% stock dividend for shareholders of record on December 26, 1997 and payable on January 20, 1998.

     The Company has never paid or declared cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company presently expects to retain its earnings to finance the development and expansion of its business. The payment by the Company of cash dividends, if any, on its Common Stock in the future is subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors.

     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion and analysis should be read in onjunction with the financial statements and notes thereto appearing elsewhere in this report.

     Certain statements in this discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate and securities market fluctuations, competition from within and from outside the invest brokerage industry, new products and services in the investment brokerage industry, changing trends in customer profiles and changes in laws and regulation applicable to the Company. Although the Company believes that its expectation with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that the actual results, perfor- mance or achievement of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward looking statements.

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

     The Company's assets have increased from $7,625,462 in 1996 to $7,928,214 in 1997 and the Company's liabilities decreased from $2,383,081 to $2,100,820 in 1996. The increase in assets is primarily attributable to a $167,914 increase in the receivable from clearing broker and a $128,972 increase in net property and equipment. The decrease in total liabilities is primarily attributable to a $347,027 decrease in securities sold, but not yet purchased.

     Recent market declines in the emerging markets, particularly those of Southeast Asia, have resulted in substantial declines in the valuation of Southeast Asian portfolios. While these market declines can provide low cost buying opportunities for clients of IAAC, declines in these markets can also cause client concerns and a reluctance to make further investments in foreign markets. Any such reluctance could lead to reduced commission revenues to the Company as well as trading losses from market price declines and overall volatility.

     The Company is currently developing a Year 2000 plan to address issues relating to its business which may result from computer changes referencing the year 2000. These potential issues arise because software written earlier in this century accepts only two numbers in the date field, such as '97 for 1997, and counts lesser numbers as coming before higher numbers. Accordingly, when the year 2000 is entered in such software as "00", the date is read as 1900, not 2000. This issue, which potentially impacts all types of businesses, has been termed the "Year 2000 problem" by some commentators. The estimated completion date for the Company's plan to address these issues is December, 1998. Because the Company utilizes the services of Wexford Clearing Services Corporation ("Wexford") in its business, data processing system aspects of the Year 2000 problem related to securities clearing, custody of client securities, back office operations, cashiering and margin and credit will be addressed by Wexford (a wholly owned guaranteed subsidiary of Prudential Securities Incorporated). Wexford has assured the Company that it will be prepared for the Year 2000 problem. The Company also currently employs a part-time systems consultant and plans to add a full-time employee to supplement its anticipated staffing needs to address the Year 2000 problem. The amount expended on the Year 2000 problem during the year ended September 30, 1997 is not material. The Company has not yet determined the range of expense that may be incurred and the Company does not believe the amount to be expended will have a material impact on the financial performance of the Company.

     Results of Operations: 1997 Compared to 1996

     The Company's revenues are derived primarily from commissions earned on the sale of securities and net dealer inventory and investment gains (trading income) in securities purchased or sold for the Company's account. For the years ended September 30, 1997 and 1996, approximately 75% and 74%, respectively, of the Company's revenues were derived from commissions earned on the sale of securities, with approximately 20% and 21%, respectively, of revenues coming from net dealer inventory and investment gains.

     Total revenues increased by approximately 9% to $12,301,621 in 1997 from $11,321,295 in 1996. This increase was derived primarily from a $862,433 increase in commission revenue primarily due to an increase in security order flow. Commission revenue increased by approximately 10% to $9,249,261 for 1997 from $8,386,828 for 1996. Revenues from commissions are affected by both trading volume and the dollar amount of trades. Based on the number of trades processed, 1997 volume increased by approximately 15% from 1996 levels. However, this 15% increase in trades processed volume was somewhat offset by a 4% decrease in the dollar average of trades for 1997 as compared with 1996. The average number of account executives increased from 40 in 1996 to 44 in 1997, or an increase of approximately 10%.

     Net dealer inventory and investment gains increased by approximately 4% to $2,436,212 for 1997 from $2,340,719 for 1996. The increase in net dealer inventory and investment gains is primarily attributable to increases in both fixed income trading and increases in the volume of wholesale trading activities. The Company's trading department primarily concentrates on global securities which it believes are likely to be traded by the Company's clients. By focusing on these types of securities, trading income is more directly related to commission income and order flow.

     Revenues from money management fees increased by approximately 43% to $81,302 for 1997 from $56,694 for 1996. The increase is primarily due to increases in the dollar amount of money under management as well as increases in investment supervisory fees.

     Interest and dividend revenue increased by approximately 6% to $279,041 for 1997 from $263,951 in 1996. This increase is partly attributable to somewhat higher yields on securities and investments held by the Company throughout the 1997 fiscal year. The increase is also attributable to increases in invested funds from profitable operations of the Company.

     Total expenses increased by $975,235, or approximately 10% from 1996 as compared to 1997. This increase in total expense is partially offset by the approximate 9% increase in total revenues. The major expenses incurred by the Company relate to employees' compensation and benefits, direct costs of securities operations, such as commissions and clearing fees, and communications and promotions expense.

     Commissions and clearing fees increased by $557,454, or approximately 12% from 1996 as compared to 1997. This increase in commissions and clearing fees is directly related to the 10% increase in commission revenue and the 4% increase in net dealer inventory and investment gains.

     Employee compensation and benefits increased by $137,539, or approximately 6% from 1996 as compared to 1997. The increase in employee compensation and benefit expense is primarily due to the cost of additional employees hired by the Company and overall wage increases.

     Promotion expense decreased by $74,790, or approximately 6% from 1996 as compared to 1997. This decrease is primarily due to the elimination of funding from the Company to IFP for promotional activities. As of October 1996, Company funding for all IFP promotional activities was ceased due to the unsuccessful efforts of IFP in generating revenues.

     Communications expense increased by $15,476, or approximately 4% from 1996 as compared to 1997. This increase is due to increased telephone and general corporate use printing activities. Occupancy and equipment rental expense decreased by $25,514, or approximately 7% from 1996 as compared to 1997. This decrease was due to a rent reduction negotiated with the owner of the Company's leased premises.

     As a result of the above, income before income taxes increased by $5,091, or approximately .4% in 1997 over 1996. Income tax expense increased by $13,583, or approximately 3% from 1996 as compared to 1997. The increase in income tax expense is due to the $5,091 increase in income before income taxes and an increase in the effective income tax rate, due to the increase in several non deductible expenses. As a result of the above net income decreased by $8,492, or approximately 1% in 1997 as compared to 1996. The Company's effective income tax rate was approximately 41.2% and 40.2% for 1997 and 1996, respectively.

     1996 Compared to 1995

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

     Promotion expense increased by 340,600, or 35% from 1995 as compared to 1996. This increase is primarily due to promotional expenses incurred by IFP during fiscal 1996. The Company anticipates a reduction in overall promotional expenses for fiscal year 1997 due to termination of internal funding for this subsidiary's promotional activities as of October 1996.

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

     Liquidity  and Capital  Resources

     A substantial portion of the Company's assets are liquid. At September 30, 1997, approximately 84% of the Company's assets consisted of cash, cash equivalents, and marketable securities including marketable investments. All assets are financed by the Company's equity capital, short-term borrowings from securities lending transactions and other payables.

     IAAC is subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At September 30, 1997, IAAC had net capital of $2,467,702, which was $2,331,202 in excess of its minimum net capital requirement at that date.

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

    ITEM 7.           CONSOLIDATED FINANCIAL STATEMENTS.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page

    Independent Auditors' Report......................................... F-1

    Consolidated Balance Sheets as of
         September 30, 1997 and 1996..................................... F-2

    Consolidated Statements of Operations for the Years Ended
         September 30, 1997 and 1996......................................F-4

    Consolidated Statements of Stockholders' Equity for the Years Ended
         September 30, 1997 and 1996..................................... F-6

    Consolidated Statements of Cash Flows for the Years Ended
         September 30, 1997 and 1996....................................  F-7

    Notes to Consolidated Financial Statements..........................  F-9

                        Independent Auditors' Report



     The Board of Directors
     International Assets Holding Corporation and Subsidiaries:


     We have audited the accompanying consolidated balance sheets of International Assets Holding Corporation and Subsidiaries as of September 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Assets Holding Corporation and Subsidiaries as of September 30, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     /S/ KPMG Peat Marwick LLP



     Orlando, FL
     November 7, 1997

              INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                            Consolidated Balance Sheets

                            September 30, 1997 and 1996




          Assets                                        1997            1996
          -----                                         ----            ----
Cash                                         $        551,257          446,936
Cash deposits with clearing broker                  2,415,582        2,479,289
Foreign currency                                       -                   428
Investments (note 3)                                1,300,384        1,318,997
Receivable from clearing broker, net                  405,050          237,136
Receivable from affiliated company (note 2)            -                26,542
Other receivables                                      58,602          108,085
Securities owned, at market value (note 4)          2,528,260        2,470,595
Income taxes receivable                                 3,655            -
Deferred income tax benefit                            48,851           27,599

Property and equipment, at cost:
   Leasehold improvements                              52,953           40,404
   Furniture and equipment                            843,995          606,448
                                                     --------         --------
                                                      896,948          646,852
Less accumulated depreciation                        (456,822)        (335,698)
                                                     --------         --------
           Net property and equipment                 440,126          311,154

Other assets, net of accumulated amortization of
   $88,750 in 1997 and $47,752 in 1996                176,447          198,701




                                                     --------         --------
           Total assets                      $      7,928,214        7,625,462
                                                     ________         ________


See accompanying notes to consolidated financial statements.

       Liabilities and Stockholders' Equity              1997            1996
       -------------------------------                   ----            ----
Liabilities:
  Foreign currency sold, but not yet purchased  $        3,992            -
  Securities sold, but not yet purchased,
     at market value (note 4)                          682,054        1,029,081
  Accounts payable                                     116,067          111,033
  Accrued employee compensation and benefits           900,973          843,944
  Other accrued expenses                               268,314          156,321
  Income taxes payable                                    -             121,318
  Deferred income taxes                                 20,059           16,651
  Other                                                109,361          104,733
                                                      --------         --------
              Total liabilities (note 6)             2,100,820        2,383,081
                                                      --------         --------


Stockholders' equity (notes 7, 11 and 12):
  Preferred stock, $.01 par value.
  Authorized 1,000,000  shares; issued and
  outstanding -0- shares                                  -                -
  Common stock, $.01 par value.

  Authorized 3,000,000  shares;
  issued and outstanding 1,411,262 and 1,450,787
  shares in 1997 and 1996, respectively                 14,113           14,508
  Additional paid-in capital                         3,125,043        3,237,125
  Retained earnings                                  2,688,238        1,990,748
                                                      --------         --------
    Total stockholders' equity                       5,827,394        5,242,381

Commitments and contingent liabilities (notes 5, 8 and 13)
                                                      --------         --------
    Total liabilities and stockholders' equity   $   7,928,214        7,625,462
                                                      ________         ________



See accompanying notes to consolidated financial statements.

             INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Operations

                       Years ended September 30, 1997 and 1996




                                                      1997               1996
                                                      ----               ----
Revenues:
  Commissions                                 $     9,249,261         8,386,828
   Net dealer inventory and investment gains        2,436,212         2,340,719
   Management fees                                     81,302            56,694
   Maintenance fees                                   148,395           125,034
   Interest and dividends                             279,041           263,951
   Other                                              107,410           148,069
                                                    ---------         ---------
           Total revenues                          12,301,621        11,321,295
                                                    ---------         ---------
Expenses:
     Commissions and clearing fees                  5,226,823         4,669,369
     Employees compensation and benefits            2,610,285         2,472,746
     Communications                                   373,307           357,831
     Promotion                                      1,228,344         1,303,134
     Occupancy and equipment rental (note 8)          325,484           350,998
     Interest                                           3,543             6,118
     Professional fees                                363,988           188,608
     Insurance                                        219,823           203,706
     Depreciation and amortization                    162,122           126,017
     Other operating expenses                         567,650           427,607
                                                    ---------         ---------
              Total expenses                       11,081,369        10,106,134
                                                    ---------         ---------
              Income before income taxes            1,220,252         1,215,161

Income tax expense (note 9)                           502,383           488,800
                                                    ---------         ---------
         Net income            $                      717,869           726,361
                                                    _________         _________
                                                             (Continued)

          INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                                                            1997          1996
                                                            ----          ----
Earnings per common and dilutive common equivalent share

    Primary                                       $         .43           .40

    Fully diluted                                 $         .42           .40

Weighted average number of common and dilutive common shares outstanding:

    Primary and fully diluted                         1,835,541       2,172,849


See accompanying notes to consolidated financial statements.

                  INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                       Consolidated Statements of Stockholders' Equity

                           Years ended September 30, 1997 and 1996







                                                            Additional                                      Total
                                   Preferred      Common      paid-in        Retained      Treasury     stockholder's
                                    stock         stock       capital        earnings        Stock         equity

                                                  -----         -----         ------        -------         ------
-----                               ----
Balances at September 30, 1995    $   -        $ 14,609     3,292,574       1,250,305          -           4,557,488

Acquisition of 10,100 common
 shares (note 13)                     -             -         -              -               (41,468)        (41,468)
Retirement of 10,100 common
 shares held in treasury              -            (101)      (55,449)         14,082         41,468            -
Net income                            -              -           -            726,361          -             726,361
                                   -----           ----        ------         ------         -------        ---------
Balances at September 30, 1996       -           14,508     3,237,125       1,990,748          -            5,242,381
Acquisition of 24,025 common
 shares (note 10)                    -                -           -              -           (75,700)        (75,700)
Acquisition of 15,500 common
 shares (note 13)                    -                -           -              -           (57,156)        (57,156)
Retirement of 39,525 common
 shares held in treasury             -             (395)     (112,082)        (20,379)       132,856               -
Net income                           -                -           -           717,869                        717,869
                                  --------         ----      ------          -------           ---------        -------
Balances at September 30, 1997       -           14,113     3,125,043       2,688,238           -          5,827,394
                                $  ________       ____         ____           _________        ________        _______
See accompanying notes to consolidated financial statements.



                 INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                           Consolidated Statements of Cash Flows

                          Years ended September 30, 1997 and 1996




                                                                                       1997               1996
                                                                                       ----               ----
Cash flows from operating activities:
    Net income                                                               $          717,869             726,361
    Adjustments to reconcile net income to net cash provided
       by operating activities:
          Net amortization and appreciation of investments                              (87,316)            (93,582)
          Depreciation and amortization                                                 162,122             126,017
          Deferred income taxes                                                         (17,843)              3,740
          Cash provided by (used for) changes in:
              Receivable from clearing broker, net                                     (167,914)            (84,402)
              Receivable from affiliated company                                         26,542              14,230
              Other receivables                                                          49,483              14,817
              Securities owned, at market value                                         (57,665)           (471,499)
              Income taxes receivable                                                    (3,655)           -
              Other assets                                                              (18,744)            (45,068)
              Securities sold, but not yet purchased, at market
                  value                                                                (347,027)            613,377
              Accounts payable                                                            5,034              14,226
              Accrued employee compensation and benefits                                 57,029             172,984
              Other accrued expenses                                                    111,993              (9,535)
              Income taxes payable                                                     (121,318)            (47,940)
              Other liabilities                                                           4,627              97,342
                                                                                      ---------           ---------
              Net cash provided by operating activities                                 313,217           1,031,068
                                                                                      ---------           ---------
Cash flows from investing activities:
    Disposal of investments                                                           7,921,075          11,029,000
    Acquisition of investments                                                       (7,815,146)        (10,493,838)
    Acquisition of property and equipment and other assets                             (250,096)           (202,980)
                                                                                      ---------           ---------
              Net cash provided by (used for) investing activities                     (144,167)            332,182
                                                                                      ---------           ---------
                                                                                                (Continued)


                  INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES




                                                                                       1997               1996
                                                                                       ----               ----
Cash flows from financing activities:
    Acquisition of common shares related to repurchase
       program                                                                          (57,156)            (41,468)
    Acquisition of common shares related to terminated
       ESOP participants                                                                (75,700)           -
                                                                                      ---------           ---------
              Net cash used for financing activities                                   (132,856)            (41,468)
                                                                                      ---------           ---------
              Net increase in cash and cash equivalents                                  36,194           1,321,782

Cash and cash equivalents at beginning of year                                        2,926,653           1,604,871
                                                                                      ---------           ---------
Cash and cash equivalents at end of year                                       $      2,962,847           2,926,653
                                                                                      _________           _________

Supplemental disclosures of cash flow information:
    Cash paid for interest                                                     $          3,543               6,118
                                                                                      _________            ________
    Income taxes paid                                                          $        645,200             533,000
                                                                                      _________            ________


See accompanying notes to consolidated financial statements.


                    INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARY
                           Notes to Consolidated Financial Statement
                                 September 30, 1997 and 1996



(1   Summary of Significant Accounting Policies

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

     (b)    Cash Equivalents

     Cash equivalents consist of cash deposits with clearing broker, foreign currency and foreign currency sold, but not yet purchased. Cash deposits with clearing broker consist of cash and money market funds stated at cost which approximates market. The money market funds earn interest at varying rates on a daily basis. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     (c)    Financial Instruments

     As of September 30, 1997 and 1996 the carrying value of the Company's financial instruments including cash, cash deposits with clearing broker, foreign currency, receivables, account payable and accrued expenses approximate their fair values, based on the short-term maturities of these instruments. Additionally, the carrying value of investments, securities owned and any securities and foreign currency sold, but not yet purchased, approximate their fair value at September 30, 1997 and 1996 as they are based on quoted market prices. (Continued)

                 INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                           Notes to Consolidated Financial Stateme




     (d)    Investments

     As of September 30, 1997, investments consist of a U.S. Federal Home Loan note, a U.S. corporate bond fund, a foreign corporate bond and a limited partnership ownership interest. The U.S. Federal Home Loan note is recorded at amortized cost, which approximates market value. The U.S. corporate bond fund and foreign corporate bond are recorded at market value. The limited partnership ownership interest is recorded at fair value, which has been determined by management. These investments are for the Company's investing purposes and are not held for sale to the Company's customers

     (e)    Valuation of Securities and Foreign Currency

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

     The value of a foreign currency, including a foreign currency sold, but not yet purchased, is converted into its U.S. dollar equivalent at the foreign exchange rate in effect at the close of business on the measurement date.

     (f)    Revenue Recognition

     The revenues of the Company are derived principally from commissions earned on the sale of securities, from maintenance fees charged to customers and from realized and unrealized trading income in securities purchased or sold for the Company's account. Commission and trading income are recorded as of the trade date of the securities. Interest income is recorded on the accrual basis and dividend income is recognized upon receipt.

                                                                 (Continued)

                  INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                         Notes to Consolidated Financial Statements




     (g)    Depreciation and Amortization

     Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets which range from five to seven years. Leasehold improvements are amortized using the straight-line method over the estimated period of benefit to be received from the assets, which approximates six years.

     Intangible assets, included in other assets in the accompanying consolidated balance sheets, are amortized using the straight-line method over the estimated period of benefit to be received from the assets, which approximates five years.

     (h)    Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates as expected toapply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized.

     The Company and its subsidiaries file consolidated federal and state income tax returns.

     (i)    Advertising

     The Company expenses costs of advertising as incurred. Advertising costs for the years ended September 30, 1997 and 1996 were $816,835 and $891,125, respectively.
                                                                 (Continued)

             INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements




    (j)     Stock Option Plan

     Prior to October 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On October 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

    (k)     Use of Estimates

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

    (l)     Earnings Per Common Share

     Earnings per common and dilutive common equivalent share have been computed by dividing adjusted net income by the weighted average number of common and dilutive common equivalent shares outstanding. Common equivalent shares included in the computation represent shares issuable upon assumed exercise of stock options and warrants. The adjustment to net income assumes the investment of excess proceeds received from the assumed exercise of common stock equivalents, net of income taxes.
                                                                 (Continued)

               INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                       Notes to Consolidated Financial Statements




    (m)    Future Application of Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" Statement 128 supersedes APB Opinion No. 15, "Earnings Per Share," and specifies the computation, presentation, and disclosure requirements for earnings per share "EPS") for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS. It requires dual presentation of basic and diluted EPS on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data presented shall be restated to conform to Statement 128. Under Statement 128, basic EPS would be $.50 for each of the years ended September 30, 1997 and 1996. Diluted EPS would be $.48 for each of the years ended September 30, 1997 and 1996.

(2)  Related Party Transactions

     Receivable from an affiliated company represents the Company's payment of costs on behalf of a company affiliated through common ownership. The receivable is non-interest bearing and due on demand. As of September 30, 1997 and 1996, $-0- and $26,542, respectively, was receivable from the affiliated company.

     During the year ended September 30, 1997, the Board of Directors of the Company approved the reimbursement of approximately $100,000 of expenses incurred in connection with responding to issues raised during a Securities and Exchange Commission ("SEC")inspection of an affiliated company.
                                                                  (Continued)

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements




(3)Investments

    Investments at September 30, 1997 and 1996 consist of the following:

                                                   Cost or
                                                amortized cost     Market value
                                                  ------------     ------------
   1997:
      U.S. Federal Home Loan note            $       648,711            648,711
      U.S. corporate bond fund                       368,221            411,404
      Foreign corporate bond                         143,750            142,969
      Limited partnership ownership interest          97,300             97,300
                                                    --------           --------
                                             $     1,257,982          1,300,384
                                                    ________           ________
   1996:
      U.S. Federal Home Loan note                    749,266            749,266
      U.S. corporate bond fund                       280,495            306,267
      Foreign corporate bond                          92,462             93,000
      Foreign government obligation                   71,162             70,464
      Limited partnership ownership interest         100,000            100,000
                                                    --------           --------
                                             $     1,293,385          1,318,997
                                                    ________           ________

                                                                    (Continued)

             INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(4)Securities Owned and Securities Sold, But Not Yet Purchased

        Securities owned and securities sold, but not yet purchased at September 30, 1997 and 1996 consist of trading and investment securities at market values as follows:

                                                                  Sold, but not
                                                      Owned       yet purchased
                                                      ------       ------------
    1997:
      Obligations of U.S. Government           $       285,055            -
      Common stock and American Depository Receipts  1,302,419          682,054
      Corporate bonds                                  283,285            -
      Foreign government obligations                    68,591            -
      Proprietary unit investment trusts               588,910            -
                                                       --------        --------
                                                $    2,528,260          682,054
                                                      ________        _________

    1996:
      Obligations of U.S. Government                 1,047,097            -
      Common stock and American Depository Receipts    864,884        1,029,081
      Corporate bonds                                   99,462            -
      Foreign government obligations                    23,050            -
      Proprietary unit investment trusts               436,102
                                                      -------        ---------
                                                $    2,470,595        1,029,081
                                                    __________        ________

(5)Financial Instruments with Off-Balance Sheet Risk

     The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker/dealer. As of September 30, 1997 and 1996 the Company remains liable for a number of equity securities it has sold, which are owned by outside parties (see note 4). Risks arise from movements in the value of these securities which the Company must purchase to cover those previously sold.


                                                            (Continued)

         INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




  (6)Liabilities Subordinated to Claims of General Creditors

     During the years ende September 30, 1997 and 1996, International Assets Advisory Corp. (IAAC) did not have any liabilities which were sub-ordinated to the claims of general creditors.

  (7)Capital and Cash Reserve Requirements

     As of September 30, 1997 and 1996, IAAC is subject to the SEC uniform net capita rule (Rule 15c3-1), which requires the maintenance of minimum net capital at an amount equal to the greater of $100,000, 6-2/3% of aggregate indebtedness, or $2,500 for each security in which a market is made with a bid price over $5 and $1,000 for each security in which a market is made with a bid price of $5 or less with a ceiling of $1,000,000, and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. At September 30, 1997, IAAC had excess net capital of approximately $2,331,202 and a ratio of aggregate indebtedness to net capital of approximately .51 to 1.

     IAAC is exempt from customer reserve requirements and providing information relating to possession or control of securities pursuant to Rule 15c3-3 of the Securities and Exchange Actof 1934. IAAC meets the exemptive provisions of Paragraph (k)(2)(ii).

(8)  Leases

     The Company is obligated under various noncancelable operating leases for the rental of its office facilities and certain office equipment. Rent expense associated with these operating leases amounted to $264,045 and $296,153 for the years ended September 30, 1997 and 1996, respectively. The future minimum lease payments under noncancelable operating leases as of September 30, 1997 are as follows: (Continued)

       INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

               Notes to Consolidated Financial Statements




 Year ending September 30,
 -----------------------
         1998                                         $      313,398
         1999                                                308,470
         2000                                                319,991
         2001                                                231,250
         2002                                                 17,503
                                                          -----------
  Total future minimum lease payments                 $    1,190,612
                                                          ___________
(9)Income Taxes

    Income taxes for the years ended September 30, 1997 and 1996 consists of:
                                             Current     Deferred      Total
                                             -------     --------      -----
               1997:
                  Federal            $      444,439      (15,244)     429,195
                  State                      75,787       (2,599)      73,188
                                            -------       ------      -------
                                     $      520,226      (17,843)     502,383
                                            _______       ______      _______
               1996
                  Federal                   414,419        3,194      417,613
                  State                      70,641          546       71,187
                                             -------       -----      -------
                                     $      485,060        3,740      488,800
                                             _______       ______     _______


                                                                 (Continued)

        INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements




       Total income tax expense for the years ended September 30, 1997 and 1996 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

                                                1997                   1996
                                           ----------------     ---------------
                                                       % of                % of
                                                     pretax              pretax
                                       Amount        income     Amount   income
                                                    -------
   Computed "expected" tax expense   $  414,885          34.0%   413,154   34.0

   Increase (decrease) in income
   tax expense resulting from:

   State income taxes, net of
   federal income tax benefit            46,927           3.9    44,073    3.6


   Officers life insurance premium        2,539            .2     2,527     .2
   not deductible for tax purpose

   Meals and entertainment
   expense not deductible
   for tax purposes                      27,034          2.2     21,253    1.7

   Memberships, net                      10,002           .8      6,787     .6


   Other, net                               996           .1      1,006     .1
                                        -------         ----      -------   ----
                                 $      502,383         41.2%  $488,800   40.2%

     Deferred income taxes as of September 30, 1997 and 1996 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial statement purposes and such amounts as measured by tax laws. The temporary differences give rise to deferred tax assets and liabilities, which are summarized below as of September 30, 1997 and 1996:


                                                                    (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements




                                                          1997          1996
                                                         ----          ----
   Gross deferred tax liabilities:
      Accumulated depreciation and amortization      $  (20,059)       (16,651)
                                                         ------         ------
   Gross deferred tax assets:
      Accrued reserves                                   11,400          7,600
      Rent abatement                                     14,144         19,999
      Amortization of other assets                       23,307           -
                                                         ------         ------
           Total gross deferred tax assets               48,851         27,599
                                                         ------         ------
           Total net deferred tax assets             $   28,792         10,948
                                                         ______         ______

     There was no valuation allowance for deferred tax assets as of September 30, 1997 and 1996. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in whichthose temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of September 30, 1997, based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

(10) Employee Benefit Plans

     IAAC has an Employee Stock Ownership Plan (ESOP) with 401(k) features which enables generally all Company employees who have completed one year of continuous service and who have attained the age of twenty-one to acquire shares of the parent Company's common stock. The 401(k) feature allows employees to elect to defer a portion of their salary into the ESOP. The amount contributed reduces the employee's taxable compensation. IAAC has the option to make a matching contribution based on a percentage of the participants' contributions. The ESOP is a "nonleveraged" ESOP as of September 30, 1997 and 1996.
                                                                 (Continued)

          INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements




     IAAC implemented a defined contribution Retirement Savings Plan (the "Plan") effective January 1, 1995. All employees who have completed one year of continuous service and who have attained the age of twenty-one are eligible for the Plan. The contributions to the Plan are at the sole discretion of IAAC.

     IAAC's contributions to the various employee benefit plans for the years ended September 30, 1997 and 1996 are summarized as follows:

                                                        1997            1996
                                                        ----            ----
          Retirement Savings Plan               $      64,600         78,524
           ESOP - 401(k) portion                       59,864         58,545
                                                       -------        -------
                                                $     124,464        137,069
                                                       _______         _______

     Benefits under the ESOP feature of the Plan, which gradually vest over seven years, and benefits under the 401(k) feature of the Plan relative to participant contributions, which are fully vested at all times, are paid upon death, disability, retirement or termination of employment.

     As of September 30, 1997 and 1996, 336,690 and 360,715 common shares of the Company were allocated to ESOP participants, respectively.

     During the year ended September 30, 1997 and 1996, 24,025 and -0- common shares of the Company were purchased from terminated ESOP participants.


(11) Stock Options

     The International Assets Holding Corporation Stock Option Plan (the "Plan")was adopted by the Board of Directors of the Company and approved by the Company's stockholders during January 1993. The Plan permits the granting of awards to employees and directors of the Company and its subsidiaries in the form of stock options. Stock options granted under the Plan may be "incentive stock options" meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified options which do not meet the requirements of Section 422. As of September 30, 1997 a total of 500,000 shares of the Company's common stock had been reserved for issuance pursuant to options granted under the Plan. (Continued)

                INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                         Notes to Consolidated Financial Statements



     The Plan is administered by the Company's Board of Directors or a committee thereof. The Plan gives broad powers to the Board of Directors to administer and interpret the Plan, including the authority to select the individuals to be granted options and rights and to prescribe the particular form and conditions of each option or right granted. All options are granted at an exercise price equal to the fair market value or 110 percent of the fair market value of the Company's common stock on the date of the grant. Awards may be granted pursuant to the Plan through January, 2003. The Plan may be terminated earlier by the Board of Directors at its sole discretion.

     At September 30, 1997, there were 35,000 additional shares available for grant under the Plan. Using the Black Scholes option-pricing model, the per share weighted-average fair value of stock options granted during 1997 where exercise price equals the market price of the stock on the grant date was $2.36. The per share weighted-average fair value of stock options granted during 1996 where exercise price equals the market price of the stock on the grant date or exercise price is greater than the market price of the stock on the grant date was $1.72 and $1.62, respectively.

     The following weighted average assumptions were used:

                                                             1997         1996
                                                             ----         ----
           Exercise price = market price on grant date
              Expected risk-free interest rate               6.40%        6.09%
              Expected life                              7.0 years    5.2 years
              Expected volatility                           60.10%       76.90%
              Expected dividend yield                        0.00%        0.00%
           Exercise price > market price on grant date
              Expected risk-free interest rate                -           6.08%
              Expected life                                   -       5.0 years
              Expected volatility                             -          77.20%
              Expected dividend yield                         -           0.00%

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                            (Continued)

          INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




                                                          1997            1996
                                                          ----            ----
           Net income               As reported   $     717,869         726,361
                                    Pro forma           626,736         663,527

           Primary EPS              As reported   $       0.43           0.40
                                    Pro forma             0.38           0.37

           Fully diluted EPS        As reported   $       0.42           0.40
                                    Pro forma     $       0.37           0.37

               Pro forma net income reflects only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 7 years and compensation cost for options granted prior to October 1, 1995 is not considered.

               Stock option activity during the periods indicated is as follows:

                                      Number of               Weighted-average
                                       shares                  exercise price
                                        -----                   ------------
       September 30, 1995              190,000                   $     5.28
              Granted                  265,000                         2.63
              Exercised                   -                             -
              Forfeited                (30,000)                        5.50
              Expired                     -                             -
                                       -------                        ------
       September 30, 1996              425,000                         3.61
              Granted                   40,000                         3.56
              Exercised                   -                             -
              Forfeited                   -                             -
              Expired                     -                             -
                                       -------                        ------
       September 30, 1997              465,000                   $     3.61
                                       _______                        ______
                                                                  (Continued)

             INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

     At September 30, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.50 - $5.63 and
     7.49 years, respectively.

     At September 30, 1997 and 1996, the number of options exercisable was 145,500 and 57,500, respectively, and the weighted-average exercise price of those options was $4.28 and $5.12, respectively.

     Qualified Incentive Stock Options

     As of September 30, 1997, the following options were outstanding under qualified incentive stock options, including their grant date, exercise price and expiration date:

             Options            Grant            Exercise        Expiration
            outstanding          date             price             date
            -----------          ----              ----              ----
              100,000      January 23,1993      $  5.10      January 23, 2003
               40,000      August 12, 1994         5.50      August 12, 2004
               10,000      December 21, 1995       3.00      December 21, 2005
              110,000      December 28, 1995       2.75      December 28, 2005
              105,000      December 28, 1995       2.50      December 28, 2005
                5,000      March 7, 1996           3.00      March 7, 2006
               30,000      December 11,1996        3.31      December 11, 2006
               10,000      August 26, 1997         4.31      August 26, 2007
                 ---
              410,000
             _______

     The options granted on January 23, 1993 are exercisable at 25% per year beginning two years from the date of grant. The options granted on August 12, 1994, December 21, 1995, March 7, 1996, December 11, 1996 and August 26, 1997, are exercisable at 20% per year beginning three years from the date of grant. The options granted on December 28, 1995 are exercisable at 20% per year beginning one year from the date of grant.

     As of September 30, 1997 and 1996, no options have been exercised and 126,000 and 50,000 options, respectively, were exercisable under quali-fied incentive stock options.


                                                                   (Continued)

             INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements




     Nonqualified Options

     As of September 30, 1997, the following options were outstanding under nonqualified options, including their grant date, exercise price and expiration date:

              Options             Grant            Exercise         Expiration
             outstanding           date             price              date
             -----------           ----              ---               ----
              10,000        January 23, 1993      $  5.10     January 23, 2003
              10,000        May 13, 1994             5.63     May 13, 2004
              35,000        December 28, 1995        2.50     December 28, 2005
              ------
              55,000
              ______

     The nonqualified options granted January 23, 1993 and May 13, 1994 are exercisable at 25% per year beginning two years from the date of grant. The nonqualified options granted December 28, 1995 are exercisable at 20% per year beginning one year from the date of grant.

     As of September 30, 1997 and 1996, no options have been exercised and 19,500 and 7,500 options, respectively, were exercisable under non-qualified stock options.


(12) Warrants

     The Company had reserved 634,456 shares of its common stock for issuance upon exercise of 634,456 outstanding warrants. The warrants, which were issued in connection with the Company's initial offering of common stock to the public in March of 1994, expired unexercised on February 11, 1997. (Continued)

              INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES


  Notes to Consolidated Financial Statements




(13)Commitments and Contingent Liabilities

     The Company has entered into employment agreements with its chief executive officer and chief operating officer which expire March 25, 1999. Under the terms of the agreements, the two officers will receive a specified annual compensation, a bonus to each officer equal to 10% of consolidated income before income taxes, monthly automobile allowances and reimbursement for personal income tax preparation fees. In the event of termination of the agreements by the Company other than for cause, as defined, or if the executives resign as a result of a breach by the Company, the agreements provide for payments to such individuals in an amount equal to 100% of their total compensation for 24 months following the date of termination. In addition, upon termination of the agreements by the Company other than for cause or if the executives resign as a result of a breach by the Company, the Company has agreed, at the option of the executives, to the extent such payments may be made under applicable law, to repurchase within 60 days of such termination at market value (average of bid and asked prices) all shares of stock of the Company owned by the executives, including ESOP shares, which amount to approximately 528,000 common shares as of September 30, 1997. In addition, these executives have 220,000 option shares granted of which 88,000 are vested at September 30, 1997. The agreements also contain nondisclosure and noncompetition provisions.

     On March 13, 1996, the Company announced that the Board of Directors authorized the Company to repurchase up to $500,000 of its common stock in the open market for the remainder of fiscal year 1996. On October 1, 1996, the Company being authorized by the Board of Directors, extended the buyback program through the end of fiscal year 1997. On September 2, 1997, the Company, being authorized by the Board of Directors, extended the buyback program through December 31, 1997. The stock purchases will be made in the open market from time to time as market conditions permit. The
     Company is required to comply with Rule 10b-18 of the Securities and Exchange Commission which regulates the specific terms in which shares may be repurchased. As of September 30, 1997, the Company had repurchased a total of 25,600 shares under this program since its inception at a total repurchase cost of $98,624.

                                                                  (Continued)


                                  -18-
         INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




     During the year ended September 30, 1997, the Company settled certain client matters arising in the normal course of business totaling $146,000 which has been included in other operating expenses in the accompanying consolidated statement of operations.

     The Company is involved in an arbitrated claim which management believes to be without merit and that any expected award on the claim will not be material to the consolidated financial statements of the Company. The arbitration hearing concluded on November 7, 1997 and the arbitration panel has not yet rendered its decision on the claim. The amount of the claim ranges from $300,000 to $465,000, legal fees, plus treble damages and interest. The arbitrators' decision may award less than the claim, any part of the claim or make no award on the claim.

     The Company is party to certain litigation as of September 30, 1997 which relates primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these items will not have a material adverse effect on the Company's consolidated financial statements.

    ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.

    None


                                        PART III

    ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    The following table lists certain information about the directors, executive officers and significant employees of the Company:

                                Director   Officer
    Name                  Age     Since     Since     Position

     Diego J.  Veitia     54      1987      1987  Director, Chairman of the
                                                  Board and Chief Executive
                                                  Officer

    Jerome F. Miceli      54      1990      1991  Director, President, Chief
                                                  Operating Officer and
                                                  Treasurer

    Stephen A. Saker      51      1990      1991  Director, Vice President and
                                                  Secretary

    Donald A. Halliday    54      1990        -   Director of the Company

    Elmer L. Jacobs       62      1994        -   Director of the Company

    Jonathan C. Hinz      35        -       1995  Vice President and Controller

     Each of the Company's directors have been elected to serve until the next annual meeting of stockholders and until his respective successor is elected and qualified. Officers are elected annually by the Board of Directors.

     Diego J. Veitia founded the Company in 1987 to serve as a holding company for IAAC and other subsidiaries. He has served as Chairman of the Board, director and Chief Executive Officer of the Company since its inception. He also served as President of the Company from 1987 until 1991. Mr. Veitia founded IAAC in 1981 and has served as Chairman of the Board and director since that time. Mr. Veitia is also currently serving as Chairman and Chief Executive Officer of GAA, IAMC, IFP and GNSI. Mr. Veitia also serves as Chairman of Veitia and Associates, Inc., a inactive registered investment advisor. Mr. Veitia serves as a director of America's All Seasons Income, Fund, Inc., an inactive management investment company. Mr. Veitia served as Chairman of All Seasons Global Fund, Inc., a publicly held closed-end management investment company from October 1987 until October 1996. During the last five years Mr. Veitia has also served as director and Chairman of Global Advisors, Inc., an investment advisor that has been dissolved.

     Jerome F. Miceli has been a director of the Company since 1990 and has served as President, Chief Operating Officer and Treasurer of the Company since 1991. Mr. Miceli has also served as President, Chief Executive Officer, Treasurer and director of IAAC since 1990. Mr. Miceli also currently serves as President, Treasurer and Director of GAA, IAMC, IFP and GNSI.
                                        18

     In addition, from December 1990 until October 1996, Mr. Miceli served as Treasurer and director of All Seasons Global Fund Inc., a publicly held closed-end management investment company. Mr. Miceli is also President of Veitia and Associates, Inc., a inactive registered investment advisor.

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

     Elmer L. Jacobs became a director of the Company in May 1994. He has served as an independent consultant on agribusiness development and bulk transportation issues for agribusiness since 1990. From 1987 to 1990, he was a partner with the Sparks Group, a consulting company. Before entering private consultation, Mr. Jacobs was Group President of six divisions of Continental Grain,a leading worldwide agribusiness firm.

     Jonathan C. Hinz joined the Company in October 1995 and serves as Vice President and Controller for the Company and Controller of IAAC and GAA. Prior to joining the Company, Mr. Hinz served as Chief Financial Officer and Controller of Computer Science Innovations, Inc. from 1987 to 1995. Mr. Hinz is a certified public accountant.

     Compliance with Section 16(a) of the Exchange Act

     Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, the Company's executive officers, directors and owners of in excess of 10% of the issued and outstanding common stock are required to file with the SEC reports of ownership and changes in ownership of the common stock of the Company. Copies of such reports are required to furnished to the Company. Based solely on the review of such reports furnished to the Company, the Company believes that during fiscal year 1997, all of its executive officers and directors complied with the Section 16(a) requirements.


     ITEM 10.   EXECUTIVE COMPENSATION.

     Information  with  respect  to this  item  will be  contained  in the Proxy
     Statement  for  the  1998  Annual   meeting  of   Shareholders,   which  is
     incorporated herein by reference.


     ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT.

     Information  with  respect  to this  item  will be  contained  in the Proxy
     Statement  for  the  1998  Annual   meeting  of   Shareholders,   which  is
     incorporated herein by reference.

     ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information  with  respect  to this  item  will be  contained  in the Proxy
     Statement  for  the  1998  Annual   meeting  of   Shareholders,   which  is
     incorporated herein by reference.

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

     (c) The following exhibits are incorporated by reference herein unless otherwise indicated:

     (3.1) The Company's Certificate of Incorporation and amendments are incorporated by reference to Exhibits 3.1, 3.2, and 3.3 of the Registrant's Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.

     (3.2) The Company's By-laws are incorporated by reference to Exhibit 3.4, of the egistrant's Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.

     (4.1) The Company's Form of Common Stock Certificate is incorporated by reference to Exhibit 4.1, of the Registrant's Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.

     (4.2) The Company's Revised Form of Warrant Certificate is incorporated by reference to Exhibit 4.2, of the Registrant's Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.

     (4.3) The Company's Warrant Agreement dated January 31, 1994, between the Company and Chemical Bank is incorporated by reference to Exhibit 4.3, of the Registrant's Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.

     (4.4) The Company's Revised Form of Subscription Agreement is incorporated by reference to Exhibit 4.4, of the Registrant' Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.

     (10.1) The Company's International Assets Holding Corporation Stock Option Plan is incorporated by reference to Exhibit 10.2, of the Registrant's Registration Statement on Form SB-2 (No. 33-70334-A), as amended,filed with the SEC on February 2, 1994.

     (10.1.a) The Company's International Assets Holding Corporation Stock Option Plan, Amendment dated December 28, 1995, is incorporated by reference to Exhibit 10.2 (a), of the Registrant's Registration Statement on Form S-8 (No. 333-10727), filed with the SEC on August 23, 1996.

     (10.2) The Company's International Assets Advisory Corporation Employee Stock Ownership Plan and Trust ("ESOP") is incorporated by reference to
     Exhibit 10.3, of the Registrant's Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.

     (10.2.a) The Company's International Assets Advisory Corporation Employee Stock Ownership Plan and Trust ("ESOP"), First Amendment dated November 4, 1993, is incorporated by reference to Exhibit 10.3(a), of the Registran's Registration Statement on Form S-8 (No. 333-10727), filed with the SEC on August 23, 1996.

     (10.2.b) The Company's International Assets Advisory Corporation Employee Stock Ownership Plan and Trust ("ESOP"), Amendment 1994-1, dated July 19, 1994, is incorporated by reference to Exhibit 10.3(b),of the Registrant's Registration Statement on Form S-8 (No. 333-10727), filed with the SEC on August 23, 1996.

               (10.2.c) The Company's International Assets Advisory Corporation Employee Stock Ownership Plan and Trust "ESOP"), Amendment 1994-1, dated December 30, 1994, is incorporated by reference to
               Exhibit 10.3(c), of the Registrant's Registration Statement on Form S-8 (No. 333-10727), filed with the SEC on August 23, 1996.

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

               (10.6) The Company's Clearing Agreement dated February 29, 1984, between Prudential Securities, Inc. and IAAC, as amended, is incorporated by reference to Exhibit 10.10, of the Registrant's Registration Statement on Form SB-2 (No. 33-70334-A),as amended, filed with the SEC on February 2, 1994.

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

               (11)* The Statement of Computation of per share earnings is attached hereto as Exhibit 11.

               (21)* List of Subsidiaries of the Company.

               (23)* Consent of KPMG Peat Marwick LLP

               (99) The Articles of Incorporation, and amendments thereto, and the By-laws of IAAC are incorporated by reference to Exhibits 99.1, 99.2 and 99.3 of the Registrant's Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.

    _______________
    *Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.


                                           INTERNATIONAL ASSETS HOLDING
                                                   CORPORATION

    Dated: December 23, 1997                 By: /s/ Jerome F. Miceli
                                                Jerome F. Miceli, President
                                                and Chief Operating Officer



     Pursuant to the requirements of the Securities and Exchange Act of 1934 this report has been signed below by the following persons in the capacities and on the dates indicated.

 Signature                        Title                                 Date



  /s/ Diego J. Veitia     Chief Executive Officer and         December 23, 1997
      Diego J. Veitia         Chairman of the Board


  /s/ Jerome F. Miceli   President, Chief Operating Officer,  December 23, 1997
      Jerome F. Miceli       Treasurer and Director



  /s/ Stephen A. Saker     Vice President, Secretary,         December 23, 1997
      Stephen A. Saker            and Director



  /s/ Donald A. Halliday            Director                  December 23, 1997
      Donald A. Halliday



  /s/ Elmer L. Jacobs               Director                  December 23, 1997
      Elmer L. Jacobs


  /s/ Jonathan C. Hinz    Vice President and Controller       December 23, 1997
      Jonathan C. Hinz  (Person Performing Similar Functions
                         of Principal Financial Officer and
                           Principal Accounting Officer)


                                                                     EXHIBIT 11

                  INTERNATIONAL ASSETS HOLDING CORPORATION
               STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

               For the Year Ended September 30, 1997 and 1996

                                                                       1997                 1996
Adjustment of shares outstanding:
Weighted average number of actual common shares outstanding         1,435,424             1,458,073

Weighted average number of additional common shares outstanding
     assuming the exercise of common stock equivalents (1)            400,117               714,776

Weighted average number of common and dilutive
                                                                ==============      ================
     common equivalent shares outstanding                           1,835,541             2,172,849
                                                                ==============      ================

Adjustment of net income, for primary earnings per share
Actual net income                                                    $717,869              $726,361

Adjustment to net income assuming the investment of
      excess proceeds received from the assumed exercise
      of common  stock equivalents at weighted average
      stock prices, net of  income taxes                               $72,647             $144,549

                                                                 ==============      ================
Adjusted net income, for primary earnings per share                   $790,516            $870,910
                                                                 ==============      ================

Adjustment of net income, for fully diluted earnings per share
Actual net income                                                     $717,869            $726,361

Adjustment to net income assuming the investment of
      excess proceeds received from the assumed exercise
      of common  stock equivalents at end of period stock
      prices, net of  income taxes                                     $57,040            $139,389

                                                                 ==============      ================
Adjusted net income, for primary earnings per share                   $774,909            $865,750
                                                                  ==============      ==============
Earnings per common and dilutive common equivalent share:
     Primary:                                                            $.43                $.40
     Fully diluted:                                                      $.42                $.40
---------------------------------------------------------------------------------------------------------------------
(1) This calculation assumes that of all the additional common shares outstanding, assuming the exercise of all common stock equivalents, 282,252 shares of common stock are re-acquired with the proceeds therefrom as of October 1, 1996 and 290,157 shares are re-acquired as of
     October 1, 1995.


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

                                                       EXHIBIT 23







                        Independent Accountants' Consent



     The Board of Directors
     International Assets Holding Corporation:


     We consent to the incorporation by reference in the Registration Statement (No. 333-20553) on Form S-3 of International Assets Holding Corporation
     (the "Company") of our report dated November 7, 1997 relating to the consolidated balance sheets of the Company and its subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 1997 and 1996, which report appears in the September 30, 1997 annual report on Form 10-KSB of the Company.


     /s/ KPMG Peat Marwick LLP


     Orlando, Florida
     December 23, 1997