Form 10QSB
period 1997-12-31
INTERNATIONAL ASSETS HOLDING CORP
filed 1998-02-11
CIK 913760

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        Commission File Number 33-70334-A


                    INTERNATIONAL ASSETS HOLDING CORPORATION
        (Exact name of small business issuer as specified in its charter)



   Delaware                                                        59-2921318
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

                                       NA
-------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of Common Stock was 1,547,201 as of February 2, 1998.

Transitional small business disclosure format   Yes [ ]   No [X]

                                      INDEX





                                                                                                      Page No.
Part I.           FINANCIAL INFORMATION


   Item 1.        Financial Statements

                  Condensed Consolidated Balance Sheet as of December 31, 1997                          3

                  Condensed Consolidated Statements of Operations for the
                  Three Months ended December 31, 1997 and 1996                                         5

                  Condensed Consolidated Statements of Cash Flows for the
                  Three Months ended December 31, 1997 and 1996                                         6

                  Notes to Condensed Consolidated Financial Statements                                  8

   Item 2.        Management's Discussion and Analysis or Plan of Operation                            10


Part II.          OTHER INFORMATION

   Item 1.        Legal Proceedings                                                                    14

   Item 6.        Exhibits and Reports on Form 8-K                                                     14

                  Signatures                                                                           15


            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet

                                December 31, 1997

                                   (Unaudited)

             Assets


Cash                                                                                              $          388,797
Cash deposits with clearing broker                                                                         2,284,189
Foreign currency deposits with clearing broker                                                                 6,821
Investments                                                                                                1,313,689
Other receivables                                                                                            152,917
Securities owned, at market value                                                                          2,561,131
Income tax receivable                                                                                          3,655
Deferred income tax benefit                                                                                  135,673

Property and equipment, at cost:
     Leasehold improvements                                                                                   52,953
     Furniture and equipment                                                                                 882,407
                                                                                                     ----------------

                                                                                                             935,360
Less accumulated depreciation and amortization                                                              (493,528)
                                                                                                     ----------------

             Net property and equipment                                                                      441,832

Other assets, net of accumulated amortization of $99,000                                                     145,328







                                                                                                     ================
             Total assets                                                                         $        7,434,032
                                                                                                     ================

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet

                                December 31, 1997

                                   (Unaudited)

             Liabilities and Stockholders' Equity


Liabilities:
     Securities sold, but not yet purchased, at market value                                      $          285,986
     Payable to clearing broker                                                                              360,006
     Accounts payable                                                                                        244,481
     Accrued employee compensation  and benefits                                                             338,401
     Other accrued expenses                                                                                  379,508
     Income taxes payable                                                                                     27,904
     Deferred income taxes                                                                                    17,701
     Other                                                                                                   110,175
                                                                                                     ----------------

             Total liabilities                                                                             1,764,162
                                                                                                     ----------------


Stockholders' equity:
     Preferred stock, $.01 par value.  Authorized 1,000,000
       shares; issued and outstanding -0- shares                                                              -
     Common stock, $.01 par value.  Authorized 3,000,000
       shares; issued and outstanding 1,547,201                                                               15,472
     Additional paid-in capital                                                                            3,673,225
     Retained earnings                                                                                     1,981,173
                                                                                                     ----------------

             Total stockholders' equity                                                                    5,669,870




                                                                                                     ================
             Total liabilities and stockholders' equity                                           $        7,434,032
                                                                                                     ================

See accompanying notes to condensed consolidated financial statements.


            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

              For the Three Months Ended December 31, 1997 and 1996

                                   (Unaudited)

                                                                                             1997                1996
Revenues:
     Commissions                                                                     $        2,063,134           2,021,907
     Net dealer inventory and investment gains                                                  481,586             521,784
     Other revenue                                                                              141,479             144,031
                                                                                        ----------------   -----------------

             Total revenues                                                                   2,686,199           2,687,722
                                                                                        ----------------   -----------------

Expenses:
     Commissions and clearing fees                                                            1,186,467           1,126,563
     Employee compensation and benefits                                                         525,410             575,657
     Communications and promotions                                                              457,272             335,665
     Other operating expenses                                                                   713,028             378,717
                                                                                        ----------------   -----------------

             Total expenses                                                                   2,882,177           2,416,602
                                                                                        ----------------   -----------------

Income (Loss) before income taxes                                                              (195,978)            271,120

Income tax expense (benefit)                                                                    (61,276)            113,569
                                                                                        ----------------   -----------------

Net income (loss)                                                                    $         (134,702)            157,551
                                                                                        ================   =================


Basic earnings (loss) per share                                                      $           (.087)                .099
Diluted earnings (loss) per share                                                    $           (.087)                .095


Weighted average number of common shares outstanding                                          1,548,962           1,592,951
Weighted average number of common shares and dilutive
    potential common shares outstanding                                                       1,548,962           1,661,919


See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

              For the Three Months Ended December 31, 1997 and 1996

                                   (Unaudited)

                                                                                              1997                 1996
Cash flows from operating activities:
     Net income (loss)                                                              $        (134,702)           157,551
     Adjustments to reconcile net income (loss) to net cash
       used for operating activities:
          Net amortization and appreciation of investments                                    (21,432)           (23,450)
          Depreciation and amortization                                                        46,957             37,572
          Deferred income taxes                                                               (89,180)            (9,163)
          Cash provided by (used for) changes in:
             Receivable from clearing broker, net                                             405,050             (3,099)
             Receivable from affiliated company                                                  -                24,120
             Other receivables                                                                (94,315)           (11,005)
             Securities owned, at market value                                                (32,871)          (263,592)
             Other assets                                                                      20,868             21,213
             Securities sold, but not yet purchased, at market value                         (396,068)          (386,965)
             Payable to clearing broker, net                                                  360,006                -
             Accounts payable                                                                 128,414             21,911
             Accrued employee compensation and benefits                                      (562,572)          (371,638)
             Other accrued expenses                                                           111,194             35,704
             Income taxes payable                                                              27,904             (5,768)
             Other liabilities                                                                    815                 38
                                                                                       -----------------  -----------------

             Net cash used for operating activities                                          (229,932)          (776,571)
                                                                                       -----------------  -----------------

Cash flows from investing activities
     Disposal of investments                                                                1,950,000          2,250,000
     Acquisition of investments                                                            (1,941,874)        (2,271,996)
     Acquisition of property, equipment and other assets                                      (38,412)          (102,950)
                                                                                       -----------------  -----------------

             Net cash used for investing activities                                           (30,286)          (124,946)
                                                                                       -----------------  -----------------



                                                                                                        (continued)


See accompanying notes to condensed consolidated financial statements.


            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES


                                                                                             1997               1996

Cash flows from financing activities:
     Acquisition of common shares related to repurchase program                            (22,822)           (21,431)
     Acquisition of common shares related to terminated
             ESOP participants                                                                 -                 (429)
                                                                                       -----------------  -----------------

             Net cash used for financing activities                                        (22,822)           (21,860)
                                                                                       -----------------  -----------------

             Net decrease in cash and cash equivalents                                    (283,040)          (923,377)

Cash and cash equivalents at beginning of period                                         2,962,847          2,829,483
                                                                                       -----------------  -----------------

Cash and cash equivalents at end of period                                               2,679,807          1,906,106
                                                                                       =================  =================


Supplemental disclosure of cash flow information:
     Cash paid for interest                                                                    479                876
                                                                                       =================  =================

     Income taxes paid                                                              $         -               128,500
                                                                                       =================  =================






See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                             December 31, 1997 and 1996

(1) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of Management, such financial statements reflect all adjustments necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ending September 30, 1997, filed on Form 10-KSB (SEC File Number 33-70334-A).

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

(2) Securities Owned and Securities Sold, But Not Yet Purchased
Securities owned and Securities sold, but not yet purchased at December 31, 1997, consist of trading and investment securities at quoted market values as follows:

                                                                                       Sold, but not
                                                                          Owned        yet purchased

         Obligations of U.S. Government                               $    229,722           -
         Common stock and American Depository Receipts                   1,256,099        252,168
         Proprietary unit investment trusts                                777,881           -
         Corporate and municipal bonds                                     207,819         33,818
         Foreign government obligations                                     89,610            -
                                                                        ___________      __________
                                                                       $ 2,561,131        285,986




            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(3)    Stock Dividend
On November 14, 1997 the Company's Board of Directors declared a 10% stock dividend for shareholders of record on December 26, 1997 and payable on January 20, 1998. The 10% stock dividend increased the Company's issued and outstanding common shares by an additional 140,648 shares.

(4)    Basic and Diluted Earnings (Loss) Per Share
On October 1, 1997 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Comparative earnings per share data for the quarter ended December 31, 1996 has been restated to adhere to the provisions of SFAS No. 128.

Basic earnings (loss) per share for the three months ended December 31, 1997 and 1996, have been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share for the three months ended December 31, 1996 have been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding. Diluted loss per share for the three months ended December 31, 1997 is the same as basic loss per share because of the anti-dilutive impact of the potential common shares, due to the loss for the period.

Due to the issuance of the 10% stock dividend, the computations of basic and diluted earnings (loss) per share have been adjusted retroactively for all periods presented to reflect this change in capital caused by the stock dividend.

(5)    Leases
The Company occupies leased office space of approximately 13,815 square feet at 250 Park Avenue South, Winter Park, Florida. The expiration date of the office lease is May 31, 2001. The lease includes an option to renew for an additional three years at a rental rate determined by the landlord.

The Company is obligated under various noncancelable operating leases for the rental of its office facilities and certain office equipment. Rent expense associated with operating leases amounted to $46,189 and $76,948 for the three months ended December 31, 1997, and 1996, respectively. The minimum lease payments under noncancelable operating leases as of December 31, 1997 are as follows:

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

               Fiscal Year (12 month period) Ending September 30,
                   1998                                  265,200
                   1999                                  316,000
                   2000                                  327,000
                   2001                                  233,000
                   2002                                   17,500


       Total future minimum lease payments            $1,158,700


(6)    Stock Repurchase Program
On November 14, 1997 the Board of Directors authorized the Company to continue its repurchase of up to $500,000 in shares of the Company's common stock in the open market during the remainder of the fiscal year ended September 30, 1998. The stock purchases will be made in the open market from time to time as market conditions permit. The Company is required to comply with Rule 10b-18 and Regulation M of the Securities and Exchange Commission which regulate the specific terms in which shares may be repurchased. Since the inception of the repurchase program on March 13, 1996 the Company has repurchased and retired a total of 33,330 shares (as adjusted for the 10% stock dividend) at a total cost of $121,446.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements in this discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate and securities market fluctuations, competition from within and from outside the investment brokerage industry, new products and services in the investment brokerage industry, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that the actual results, performance or achievement of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

The Company's assets decreased from $7,928,214 at September 30, 1997, to $7,434,032 at December 31, 1997, or a decrease of $494,182. The Company's liabilities decreased from $2,100,820 at September 30, 1997, to $1,764,162 at December 31, 1997, or a decrease of $336,658. The decrease in the net assets (assets less liabilities) of $157,524 primarily relates to the $134,702 net loss incurred by the Company for the three month fiscal period ended December 31, 1997, net of stock repurchase costs from the stock repurchase program totaling $22,822 for the same period.

The Company's condensed consolidated balance sheet at December 31, 1997, reflects a payable to clearing broker, for trades which had not yet settled for cash, due to the costs from the purchase of securities exceeding the proceeds of securities sold.

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

Three Months Ended December 31, 1997, as Compared to the Three Months Ended December 31, 1996

The Company's revenues are derived primarily from commissions earned on the sale of securities and trading income in securities purchased or sold for the Company's account. Total revenues decreased by approximately $1,500, or .06% for the three months ended December 31, 1997, as compared to the three months ended December 31, 1996. For the three months ended December 31, 1997, and 1996, approximately 77% and 75%, respectively, of the Company's revenues were derived from commissions earned on the sale of securities. For the three months ended December 31, 1997, and 1996, approximately 18% and 19%, respectively, of the Company's total revenues were from net dealer inventory and investment gains (trading revenue).

Commission revenue increased by approximately $41,000, or 2% for the three months ended December 31, 1997, as compared to the three months ended December 31, 1996. The average number of account executives increased from 41 as of December 31, 1996, to 49 as of December 31, 1997. During the three months ended December 31, 1997, the overall volume of customer ticket orders increased by approximately 12% and the average dollar amount of retail trades decreased by approximately 13%, as compared to the three months ended December 31, 1996. This approximate 12% increase in ticket volume was largely offset by the approximate 13% decrease in the average dollar amount of retail trades, resulting in the approximate 2% increase in total commission revenue for the three months ended December 31, 1997 over the same period in 1996.

Revenues from net dealer inventory and investment gains decreased by approximately $40,198, or 8% for the three months ended December 31, 1997, as compared to the three months ended December 31, 1996. The decrease in trading revenue is primarily attributable to a decrease in the Company's retail trading income due to the volatility of the Asian financial markets. The Company's trading department primarily concentrates on global securities that it believes are likely to be traded by the Company's clients. By focusing on these types of securities, trading revenue is more closely related to commission revenue and order flow.

Other revenue decreased by approximately $2,500 or 2% during the three months ended December 31, 1997, as compared to the three months ended December 31, 1996. The decrease in other revenue is primarily due to decreases in list rental income and subscription fee income.

The major expenses incurred by the Company relate to direct costs of its securities operations such as commissions and clearing fees, employee compensation and benefits, communications and promotions expense and other operating expenses. Total expenses increased by approximately $466,000, or 19% for the three months ended December 31, 1997, as compared to the same period in 1996. This increase in expenses is primarily attributable to increases in commissions and clearing fees, communications and promotions and other operating expenses.

Commissions and clearing fees increased approximately $60,000, or 5% during the three months ended December 31, 1997, as compared to the same period in 1996. This increase is partly attributable to increases in commissions expense directly related to increases in new broker expenses based on the increase in the average number of account representatives. The increase is also partly related to increases in clearing fees based on the 12% increase in retail ticket volume.

Employee compensation and benefits expense decreased by approximately $50,000, or 9% during the three months ended December 31, 1997, as compared to the three months ended December 31, 1996. The decrease in employee compensation and benefits is primarily due to a decrease in performance based bonus accruals based on the approximate $196,000 loss before income taxes incurred for the three months ended December 31, 1997 compared to the approximate $271,000 income before income taxes for the same period in 1996.

Communications and promotions expense increased by approximately $121,000, or 36% during the three months ended December 31, 1997, as compared to the three months ended December 31, 1996. This increase is primarily related to increases in expenditures for promotional print media including postage, printing and design costs.

Other operating expenses increased by approximately $334,000, or 88% during the three months ended December 31, 1997, as compared to the three months ended December 31, 1996. Approximately $130,000 of this increase is related to professional fees incurred by the Company for the defense of an arbitration matter. In addition, approximately $100,000 of the increase is for the arbitration award for a portion of the claimant's claim and an additional $100,000 of the increase is for partial reimbursement of the claimant's legal fees also awarded to the claimant in the same matter.

As a result of the above, the Company is reporting a loss before income taxes of approximately $196,000 for the three months ended December 31, 1997. This is compared to income before income taxes of approximately $271,000 for the three months ended December 31, 1996. The Company's effective income tax rate was approximately 31% for the three months ended December 31, 1997 and approximately 42% for the three months ended December 31, 1996.

Liquidity and Capital Resources

Substantial portions of the Company's assets are liquid. At December 31, 1997, approximately 87% of the Company's assets consisted of cash, cash equivalents, and marketable securities. All assets are financed by the Company's equity capital, short-term borrowings from securities lending transactions and other payables.

The Company's wholly owned registered securities broker/dealer subsidiary IAAC is subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At December 31, 1997, IAAC had net capital of approximately $2,560,000, which was approximately $2,431,000 in excess of its minimum net capital requirement at that date.

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

                           PART II - OTHER INFORMATION

    ITEM 1.       LEGAL PROCEEDINGS

The Company was involved in a National Association of Securities Dealers (NASD) arbitration hearing that concluded on November 7, 1997. On January 16, 1998, the Company received notification from the NASD arbitration panel that an award of $99,845 plus $100,000 reimbursement for a portion of the claimant's legal fees was awarded to the claimant. The cost of both the award and legal fee reimbursement was accrued in other accrued expenses in the December 31, 1997 financial statements and was paid on January 22, 1998.

The Company is party to certain additional arbitration and/or litigation matters as of December 31, 1997 which relate primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these additional items will not have a material adverse effect on the Company's consolidated financial statements.

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


    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             a). Exhibits

             (11) The Statements of Computation of Earnings Per Share are
                  attached hereto as Exhibit 11.

             (27) Broker-Dealers and Broker Dealer Holding Companies Financial Data Schedule BD is attached hereto as Exhibit 27

            b). Form 8-K

                No reports were filed on Form 8-K during the three months ended December 31, 1997

                                   Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTERNATIONAL ASSETS HOLDING CORPORATION


Date 02/10/98                       /s/ Jerome F. Miceli
                                    Jerome F. Miceli
                                    President and Chief Operating Officer


Date 02/10/98                       /s/ Jonathan C. Hinz
                                    Jonathan C. Hinz
                                    Chief Accounting Officer

                    INTERNATIONAL ASSETS HOLDING CORPORATION
                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
                                   EXHIBIT 11
              For the Three Months Ended December 31, 1997 and 1996

                                                                                    1997 (1)                  1996
Basic Earnings (Loss) Per Share

  Net income (loss)                                                              $ (134,702)               $ 157,551

  Weighted average number of common shares outstanding                            1,548,962                1,592,951

  Basic earnings (loss) per share                                                  $ (0.087)                 $ 0.099


Diluted Earnings (Loss) Per Share

  Net income (loss)                                                              $ (134,702)               $ 157,551

  Weighted average number of common shares outstanding                            1,548,962                1,592,951

  Weighted average number of net common shares that would
  be issued upon exercise of dilutive options and warrants assuming proceeds used to repurchase shares pursuant to the treasury
  stock method (2)                                                                                            68,968

  Weighted average number of common shares and dilutive
  potential common shares outstanding                                             1,548,962                1,661,919

  Diluted earnings (loss) per share                                                $ (0.087)                 $ 0.095


------------------------------------------------------------------------------

(1) Diluted earnings (loss) per share is the same as basic earnings (loss) per share for 1997 because of the anti-dilutive impact of the dilutive potential common shares due to the net loss for 1997.

(2) The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes exercise of options and warrants as of the beginning of the period or when issued, if later, and that any proceeds would be used to purchase common stock at the average market price during the period.