Form 10QSB
period 1998-03-31
INTERNATIONAL ASSETS HOLDING CORP
filed 1998-05-14
CIK 913760

                     U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 1998

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

The number of shares outstanding of Common Stock was 1,525,565 as of May 11, 1998.

Transitional small business disclosure format Yes [ ] No [X]



                                       INDEX



                                                                                                  Page No.
Part I.           FINANCIAL INFORMATION


   Item 1.        Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheet as of March 31, 1998                             3

                  Condensed Consolidated Statements of Operations for the
                  Six Months ended March 31, 1998 and 1997                                              5

                  Condensed Consolidated Statements of Operations for the
                  Three Months ended March 31, 1998 and 1997                                            6

                  Condensed Consolidated Statements of Cash Flows for the
                  Six Months ended March 31, 1998 and 1997                                              7

                  Notes to Condensed Consolidated Financial Statements                                  9

   Item 2.        Management's Discussion and Analysis or Plan of Operation                            12


Part II.          OTHER INFORMATION

   Item 1.        Legal Proceedings                                                                    17

   Item 4.        Submission of Matters to a Vote of Security Holders                                  18

   Item 6.        Exhibits and Reports on Form 8-K                                                     18

                  Signatures                                                                           19



                INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                          Condensed Consolidated Balance Sheet

                                     March 31, 1998

                                      (Unaudited)


             Assets


Cash                                                                                              $          331,635
Cash deposits with clearing broker                                                                         1,182,320
Investments                                                                                                1,308,267
Other receivables                                                                                             98,234
Securities owned, at market value                                                                          3,566,651
Income taxes receivable                                                                                       10,001
Deferred income tax benefit                                                                                   69,070

Property and equipment, at cost:
     Leasehold improvements                                                                                   52,953
     Furniture and equipment                                                                                 888,269
                                                                                                     ----------------

                                                                                                             941,222
Less accumulated depreciation and amortization                                                              (530,629)
                                                                                                     ----------------

             Net property and equipment                                                                      410,593

Other assets, net of accumulated amortization of $105,502                                                    133,595







                                                                                                     ================
             Total assets                                                                         $        7,110,366
                                                                                                     ================

See accompanying notes to condensed consolidated financial statements.


                   INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                            Condensed Consolidated Balance Sheet

                                      March 31, 1998

                                        (Unaudited)


             Liabilities and Stockholders' Equity


Liabilities:
     Securities sold, but not yet purchased, at market value                                      $          398,127
     Foreign currency sold, but not yet purchased, at market value                                           106,703
     Payable to clearing broker                                                                              137,721
     Accounts payable                                                                                         55,957
     Accrued employee compensation  and benefits                                                             318,212
     Other accrued expenses                                                                                  183,528
     Income taxes payable                                                                                     27,031
     Deferred income taxes                                                                                    15,414
     Other                                                                                                   111,413
                                                                                                     ----------------

             Total liabilities                                                                             1,354,106
                                                                                                     ----------------

Stockholders' equity:
     Preferred stock, $.01 par value.  Authorized 1,000,000
       shares; issued and outstanding -0- shares                                                               -
     Common stock, $.01 par value.  Authorized 3,000,000
       shares; issued and outstanding 1,544,901                                                               15,449
     Additional paid-in capital                                                                            3,661,748
     Retained earnings                                                                                     2,079,063
                                                                                                     ----------------

             Total stockholders' equity                                                                    5,756,260




                                                                                                     ================
             Total liabilities and stockholders' equity                                           $        7,110,366
                                                                                                     ================

See accompanying notes to condensed consolidated financial statements.



             INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                  Condensed Consolidated Statements of Operations

                 For the Six Months Ended March 31, 1998 and 1997

                                  (Unaudited)

                                                                                               1998                1997
Revenues:
     Commissions                                                                     $        3,857,053           4,155,846
     Net dealer inventory and investment gains                                                1,154,508           1,185,734
     Other revenue                                                                              237,676             301,935
                                                                                        ----------------   -----------------

             Total revenues                                                                   5,249,237           5,643,515
                                                                                        ----------------   -----------------

Expenses:
     Commissions and clearing fees                                                            2,279,131           2,381,012
     Employee compensation and benefits                                                       1,039,897           1,255,709
     Communications and promotions                                                              840,336             743,522
     Other operating expenses                                                                 1,130,677             773,513
                                                                                        ----------------   -----------------

             Total expenses                                                                   5,290,041           5,153,756
                                                                                        ----------------   -----------------

Income (loss) before income taxes                                                               (40,804)            489,759

Income tax expense (benefit)                                                                       (280)            206,638
                                                                                        ----------------   -----------------

Net income (loss)                                                                    $          (40,524)            283,121
                                                                                        ================   =================


Basic earnings (loss) per share                                                      $            (.026)               .178
Diluted earnings (loss) per share                                                    $            (.026)               .172


Weighted average number of common shares outstanding                                          1,548,015           1,590,830
Weighted average number of common shares and dilutive
    potential common shares outstanding                                                       1,548,015           1,647,402


See accompanying notes to condensed consolidated financial statements.



             INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                  Condensed Consolidated Statements of Operations

                 For the Three Months Ended March 31, 1998 and 1997

                                 (Unaudited)

                                                                                               1998               1997
Revenues:
     Commissions                                                                  $         1,793,919          2,133,939
     Net dealer inventory and investment gains                                                672,922            663,950
     Other revenue                                                                             96,197            157,904
                                                                                     -----------------  -----------------

              Total revenues                                                                2,563,038          2,955,793
                                                                                     -----------------  -----------------

Expenses:
     Commissions and clearing fees                                                          1,092,664          1,254,449
     Employee compensation and benefits                                                       514,487            680,052
     Communications and promotions                                                            383,064            407,857
     Other operating expenses                                                                 417,649            394,796
                                                                                     -----------------  -----------------

              Total expenses                                                                2,407,864          2,737,154
                                                                                     -----------------  -----------------

Income before income taxes                                                                    155,174            218,639

Income tax expense                                                                             60,996             93,069
                                                                                     -----------------  -----------------


Net income                                                                        $            94,178            125,570
                                                                                     =================  =================


Basic earnings per share                                                          $              .061               .079
Diluted earnings per share                                                        $              .058               .077


Weighted average number of common shares outstanding                                        1,547,045          1,588,637
Weighted average number of common shares and dilutive
    potential common shares outstanding                                                     1,633,013          1,630,989


See accompanying notes to condensed consolidated financial statements.



              INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Condensed Consolidated Statements of Cash Flows

                   For the Six Months Ended March 31, 1998 and 1997

                                   (Unaudited)

                                                                                                1998                1997
Cash flows from operating activities:
     Net income (loss)                                                              $          (40,524)            283,121
     Adjustments to reconcile net income (loss) to net cash
       used for operating activities:
          Net amortization and appreciation of investments                                     (25,665)            (42,666)
          Depreciation and amortization                                                         90,559              77,058
          Deferred income taxes                                                                (24,864)            (22,046)
          Cash provided by (used for) changes in:
             Receivable from clearing broker, net                                              405,050             237,136
             Receivable from affiliated company                                                   -                 26,542
             Other receivables                                                                 (45,978)            (32,920)
             Securities owned, at market value                                              (1,038,391)           (574,543)
             Other assets                                                                       26,100              32,077
             Securities sold, but not yet purchased, at market value                          (283,927)           (564,664)
             Payable to clearing broker, net                                                   137,721             198,398
             Accounts payable                                                                  (60,110)             11,608
             Accrued employee compensation and benefits                                       (582,761)           (325,729)
             Other accrued expenses                                                            (84,786)             66,555
             Income taxes payable                                                               27,031            (121,318)
             Other liabilities                                                                   2,052                  76
                                                                                       -----------------  -----------------

             Net cash used for operating activities                                         (1,498,493)           (751,315)
                                                                                       -----------------  -----------------

Cash flows from investing activities:
     Disposal of investments                                                                 3,900,000           4,425,000
     Acquisition of investments                                                             (3,882,218)         (4,437,293)
     Acquisition of property, equipment and other assets                                       (44,274)           (136,199)
                                                                                       -----------------  -----------------

             Net cash used for investing activities                                            (26,492)           (148,492)
                                                                                       -----------------  -----------------



                                                                                                        (continued)


See accompanying notes to condensed consolidated financial statements.

          INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

               For the Six Months Ended March 31, 1998 and 1997

                                (Unaudited)

                                                                                              1998               1997



Cash flows from financing activities:
     Acquisition of common shares related to repurchase program                              (30,610)           (31,240)
     Acquisition of common shares related to terminated
             ESOP participants                                                                  -                  (429)

                                                                                       -----------------  -----------------

             Net cash used for financing activities                                          (30,610)           (31,669)
                                                                                       -----------------  -----------------

             Net decrease in cash and cash equivalents                                    (1,555,595)          (931,476)

Cash and cash equivalents at beginning of period                                           2,962,847          2,829,483
                                                                                       -----------------  -----------------

Cash and cash equivalents at end of period                                          $      1,407,252          1,898,007
                                                                                       =================  =================


Supplemental disclosure of cash flow information:
     Cash paid for interest                                                         $          2,525              1,069
                                                                                       =================  =================

     Income taxes paid                                                              $          3,899            360,700
                                                                                       =================  =================






See accompanying notes to condensed consolidated financial statements.


                   INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Notes to Condensed Consolidated Financial Statements

                                  March 31, 1998 and 1997

(1) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of Management, such financial statements reflect all adjustments (consisting of normal recurring items) necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ending September 30, 1997, filed on Form 10-KSB (SEC File Number 33-70334-A).

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

(2) Securities Owned and Securities Sold, But Not Yet Purchased
Securities owned and Securities sold, but not yet purchased at March 31, 1998, consist of trading and investment securities at quoted market values as follows:

                                                                                       Sold, but not
                                                                          Owned        yet purchased

         Obligations of U.S. Government                               $    357,259             -
         Common stock and American Depository Receipts                   1,806,202        398,127
         Proprietary unit investment trusts                                995,403             -
         Corporate and municipal bonds                                     349,044             -
         Foreign government obligations                                     58,743             -
                                                                         _________        _______
                                                                       $ 3,566,651        398,127

                                                                         _________        _______


INTERNATIONAL  ASSETS HOLDING  CORPORATION AND  SUBSIDIARIES

(3)    Stock Dividend
On November 14, 1997 the Company's Board of Directors declared a 10% stock dividend for shareholders of record on December 26, 1997 and payable on January 20, 1998. The 10% stock dividend increased the Company's issued and outstanding common shares by 140,648 shares.

(4)    Basic and Diluted Earnings (Loss) Per Share
On October 1, 1997 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Comparative earnings per share data for the quarter ended March 31, 1997 has been restated to adhere to the provisions of SFAS No. 128.

Basic earnings (loss) per share for the six months ended March 31, 1998 and 1997, have been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share for the six months ended March 31, 1997 has been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding. Diluted loss per share for the six months ended March 31, 1998 is the same as basic loss per share because of the anti-dilutive impact of the potential common shares, due to the loss for the period.

Basic earnings per share for the three months ended March 31, 1998 and 1997, have been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share for the three months ended March 31, 1998 and 1997, have been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding.

Due to the issuance of the 10% stock dividend, the computations of basic and diluted earnings (loss) per share have been adjusted retroactively for all periods presented to reflect the additional number of shares issued.

(5)    Leases
The Company occupies leased office space of approximately 13,815 square feet at 250 Park Avenue South, Winter Park, Florida. The expiration date of the office lease is May 31, 2001. The lease includes an option to renew for an additional three years at a rental rate determined by the landlord.

The Company is obligated under various noncancelable operating leases for the rental of its office facilities and certain office equipment. Rent expense associated with operating leases amounted to $123,738 and $154,593 for the six months ended

   INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

March 31, 1998, and 1997, respectively. The minimum lease payments under noncancelable operating leases as of March 31, 1998 are as follows:

                                    Fiscal Year (12 month period) Ending September 30,
                                   1998                                           282,800
                                   1999                                           316,100
                                   2000                                           326,900
                                   2001                                           233,000
                                   2002                                            17,500

                                                                                _________
       Total future minimum lease payments                                     $1,176,300


(6)    Stock Repurchase Program
On November 14, 1997 the Board of Directors authorized the Company to continue its repurchase of up to $500,000 in shares of the Company's common stock in the open market during the remainder of the fiscal year ended September 30, 1998. The stock purchases will be made in the open market from time to time as market conditions permit. The Company is required to comply with Rule 10b-18 and Regulation M of the Securities and Exchange Commission which regulate the specific terms in which shares may be repurchased. Since the inception of the repurchase program on March 13, 1996 the Company has repurchased and retired a total of 35,630 shares (as adjusted for the 10% stock dividend) at a total cost of $129,233.

(7)    Commitments and Contingent Liabilities
The Company was involved in a National Association of Securities Dealers (NASD) arbitration hearing that concluded on November 7, 1997. On January 16, 1998, the Company received notification from the NASD arbitration panel that an award of $99,845 plus $100,000 reimbursement for a portion of the claimant's legal fees was awarded to the claimant. The cost of both the award and legal fee reimbursement was accrued in other accrued expenses in the December 31, 1997 financial statements and was paid on January 22, 1998.

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

The  Company's  assets  decreased  from  $7,928,214  at September  30, 1997,  to
$7,110,366 at March 31, 1998, or a decrease of $817,848. The Company's liabilities decreased from $2,100,820 at September 30, 1997, to $1,354,106 at March 31, 1998, or a decrease of $746,714. The decrease in the net assets (assets less liabilities) of $71,134 relates to the $40,524 net loss incurred by the Company for the six month fiscal period ended March 31, 1998, and the stock repurchase costs from the stock repurchase program totaling $30,610 for the same period.

The Company's condensed consolidated balance sheet at March 31, 1998, reflects a payable to clearing broker, for trades which had not yet settled for cash, due to the costs from the purchase of securities exceeding the proceeds of securities sold.

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

Six Months Ended March 31,1998,as Compared to the Six Months Ended March 31,1997

The Company's revenues are derived primarily from commissions earned on the sale of securities and trading income in securities purchased or sold for the Company's account. Total revenues decreased by approximately $394,000, or 7% for the six months ended March 31, 1998, as compared to the six months ended March 31, 1997. For the six months ended March 31, 1998, and 1997, approximately 73% and 74%, respectively, of the Company's revenues were derived from commissions earned on the sale of securities. For the six months ended March 31, 1998, and 1997, approximately 22% and 21%, respectively, of the Company's total revenues were from net dealer inventory and investment gains (trading revenue).

Commission revenue decreased by approximately $299,000, or 7% for the six months ended March 31, 1998, as compared to the six months ended March 31, 1997. During the six months ended March 31, 1998, the overall volume of customer ticket orders decreased by approximately 1% and the average dollar amount of retail trades decreased by approximately 7%, as compared to the six months ended March 31, 1997. This approximate 1% decrease in ticket volume combined with the approximate 7% decrease in the average dollar amount of retail trades is directly related to the approximate 7% decrease in total commission revenue for the six months ended March 31, 1998 over the same period in 1997. The overall decrease in commission revenue was despite an increase in the average number of account executives from 41 as of March 31, 1997, to 46 as of March 31, 1998.

Revenues  from  net  dealer   inventory  and  investment   gains   decreased  by
approximately $31,000, or 3% for the six months ended March 31, 1998, as compared to the six months ended March 31, 1997. The decrease in trading revenue is primarily attributable to a decrease in the Company's retail trading income due to the volatility of the Asian financial markets, especially during the first fiscal quarter (October 1, 1997 through December 31, 1997). The Company's retail trading department primarily concentrates on global securities that it believes are likely to be traded by the Company's retail clients. By focusing on these types of securities, retail trading revenue is more closely related to commission revenue and order flow. The decrease in retail trading was partially offset by increases in wholesale trading. The increase in wholesale trading is attributable to the ongoing development of new wholesale trading relationships as well as maintaining existing wholesale relationships.

Other revenue decreased by approximately $64,000 or 21% during the six months ended March 31, 1998, as compared to the six months ended March 31, 1997. The decrease in other revenue is primarily due to decreases in list rental income and newsletter subscription fee income.

The major expenses incurred by the Company relate to direct costs of its securities operations such as commissions and clearing fees, employee compensation and benefits, communications and promotions expense and other operating expenses. Total expenses increased by approximately $136,000, or 3% for the six months ended March 31, 1998, as compared to the same period in 1997. This increase in total expense is primarily attributable to increases in communications and promotions and other operating expenses.

Commissions and clearing fees decreased by approximately $102,000, or 4% during the six months ended March 31, 1998, as compared to the same period in 1997. This decrease is primarily attributable to the corresponding approximate 7% decrease in commission revenue for the six months ended March 31, 1998, as compared to the same period in 1997. The decrease in commissions and clearing fees is also related to decreases in clearing fees based on the 1% decrease in retail ticket volume. The approximate 4% decrease in commissions and clearing fees was partially offset by increases in commissions expense related to increases in new broker expenses based on the increase in the average number of account executives.

Employee compensation and benefits expense decreased by approximately $216,000, or 17% during the six months ended March 31, 1998, as compared to the six months ended March 31, 1997. The decrease in employee compensation and benefits is primarily due to a decrease in performance based bonus accruals and a decrease in retirement plan profit sharing accruals. The decrease in these employee compensation and benefits accruals is based on the approximate $41,000 loss before income taxes incurred for the six months ended March 31, 1998 compared to the approximate $490,000 income before income taxes for the same period in 1997.

Communications and promotions expense increased by approximately $97,000, or 13% during the six months ended March 31, 1998, as compared to the six months ended March 31, 1997. This increase is primarily related to increases in expenditures for promotional print media including postage, printing and design costs.

Other operating expenses increased by approximately $357,000, or 46% during the six months ended March 31, 1998, as compared to the six months ended March 31, 1997. Approximately $142,000 of this increase is related to professional fees incurred by the Company for the defense of an arbitration matter. In addition, approximately $100,000 of the increase is for the arbitration award for a portion of the claimant's claim and an additional $100,000 of the increase is for partial reimbursement of the claimant's legal fees also awarded to the claimant in the same matter.

As a result of the above, the Company is reporting a loss before income taxes of approximately $41,000 for the six months ended March 31, 1998. This is compared to income before income taxes of approximately $490,000 for the six months ended March 31, 1997.

The Company's effective income tax benefit was approximately 1% for the six months ended March 31, 1998. The reduction of income tax benefit for the six months ended March 31, 1998 is due to the presence of permanent tax differences nearly equal to the approximate $41,000 loss before income taxes for the period. The Company's effective income tax rate was approximately 42% for the six months ended March 31, 1997.

Three Months Ended March 31, 1998, as Compared to the Three Months Ended March 31, 1997

Total revenues decreased by approximately $393,000, or 13% for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. For the three months ended March 31, 1998, and 1997, approximately 70% and 72%, respectively, of the Company's revenues were derived from commissions earned on the sale of securities. For the three months ended March 31, 1998, and 1997, approximately 26% and 22%, respectively, of the Company's total revenues were derived from net dealer inventory and investment gains (trading revenue).

Commission revenue decreased by approximately $340,000, or 16% for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. The decrease in commission revenues is related to the 13% decrease in ticket volume and the 4% decrease in the average dollar amount of trades during the three months ended March 31, 1998, as compared to the three months ended March 31, 1997.

Revenues from net dealer inventory and investment gains increased by approximately $9,000, or 1% for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. The net increase in trading revenue is attributable to increases in the Company's wholesale trading activity which offset decreases in retail and fixed income trading income. The decrease in retail and fixed income trading income is related to the decrease in retail order flow and the approximate 16% decrease in commission revenue for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997.

Other revenues decreased by approximately $62,000, or 39% during the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. This decrease is primarily attributable to decreases in money management fees, account maintenance fees, list rental and newsletter subscription revenues.

The  major  expenses  incurred  by the  Company  relate to the  direct  costs of securities operations such as commissions and clearing fees, employee compensation and benefits, and communications and promotions expense. Total expenses decreased by approximately $329,000, or 12% for the three months ended March 31, 1998, as compared to the same period in 1997. This decrease in expenses is primarily attributable to decreases in commissions and clearing fees, employee compensation and benefits and promotions expense.

Commissions and clearing fees decreased by approximately $162,000, or 13% during the three months ended March 31, 1998, as compared to the same period in 1997. This decrease in expense is directly related to the 16% decrease in commission revenue for the same period.

Employee compensation and benefits expense decreased by approximately $166,000, or 24% during the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. The decrease in employee compensation and benefits is primarily due to a decrease in performance based bonus accruals and a decrease in retirement plan profit sharing accruals based on the decrease in income (loss) before income taxes by the Company during the three months ended March 31, 1998, as compared to the same period in 1997.

Overall communication and promotions expense decreased by approximately $25,000, or 6% primarily due to decreased promotional expense during the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. Other operating expenses increased by approximately $23,000, or 6% during the three months ended March 31, 1998, as compared to the three months ended March 31, 1997.

As a result of the above, income before income taxes decreased by approximately $63,000, or 29% during the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. The Company's effective income tax rate was approximately 39% and 43% for the three months ended March 31, 1998, and 1997, respectively.

Liquidity and Capital  Resources

Substantial portions of the Company's assets are liquid. At March 31, 1998, approximately 88% of the Company's assets consisted of cash, cash equivalents, and marketable securities. All assets are financed by the Company's equity capital, short-term borrowings from securities lending transactions and other payables.

The Company's wholly owned registered securities broker/dealer subsidiary IAAC is subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At March 31, 1998, IAAC had net capital of approximately $2,605,000, which was approximately $2,478,000 in excess of its minimum net capital requirement at that date.

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

The Company is party to certain additional arbitration and/or litigation matters as of March 31, 1998 which relate primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these additional items will not have a material adverse effect on the Company's consolidated financial statements.

The foregoing discussion contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve various risks and uncertainties with respect to current legal proceedings. Although the Company believes that its expectation with respect to the forward-looking statements is based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that the actual results, performance or achievement of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                                    HOLDERS

The Company's annual meeting of stockholders was held on Thursday, February 12, 1998. The stockholders reelected the four members of the existing Board of Directors that stood for reelection, Diego J. Veitia, Jerome F. Miceli, Stephen
A. Saker and Elmer L. Jacobs. The stockholders also elected Robert A. Miller to the Board of Directors. The stockholders approved the action of the Board of Directors in selecting KPMG Peat Marwick LLP to audit the financial statements of the Company and its subsidiaries for the period commencing October 1, 1997, and ending September 30, 1998.

                                                             Votes           Votes
                  Matter                                       For         Withheld
    Election of Diego J. Veitia as director                1,094,969         9,504
    Election of Jerome F. Miceli as director               1,097,773         6,700
    Election of Stephen A. Saker as director               1,096,969         7,504
    Election of Elmer L. Jacobs as director                1,090,893        13,580
    Election of Robert A. Miller as director               1,092,589        11,884

                                                             Votes           Votes          Votes
                  Matter                                       For         Against        Abstain
    Approval of the auditors                               1,102,173         2,300             0

    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                  a). Exhibits

                   (11) The Statements of Computation of Earnings Per Share are attached hereto as Exhibit 11.


                   (27) Broker-Dealers and Broker Dealer Holding Companies Financial
                        Data Schedule BD is attached hereto as Exhibit 27.

                  b). Form 8-K

                      No reports were filed on Form 8-K during the six months ended
                      March 31, 1998.

                                                              Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     INTERNATIONAL ASSETS HOLDING CORPORATION


Date 05/11/98                       /s/ Jerome F. Miceli
                                    Jerome F. Miceli
                                    President and Chief Operating Officer


Date 05/11/98                       /s/ Jonathan C. Hinz
                                    Jonathan C. Hinz
                                    Chief Accounting Officer


                                                                  EXHIBIT 11


                          INTERNATIONAL ASSETS HOLDING CORPORATION
                      STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

                     For the Six Months Ended March 31, 1998 and 1997


                                                                                    1998 (1)                  1997
Basic Earnings (Loss) Per Share

  Net income (loss)                                                               $ (40,524)               $ 283,121

  Weighted average number of common shares outstanding                            1,548,015                1,590,830

  Basic earnings (loss) per share                                                  $ (0.026)                 $ 0.178


Diluted Earnings (Loss) Per Share

  Net income (loss)                                                               $ (40,524)               $ 283,121

  Weighted average number of common shares outstanding                            1,548,015                1,590,830

  Weighted average number of net common shares that would
  be issued upon exercise of dilutive options and warrants assuming proceeds used to repurchase shares pursuant to the treasury
  stock method (2)                                                                                            56,572

  Weighted average number of common shares and dilutive
  potential common shares outstanding                                             1,548,015                1,647,402

  Diluted earnings (loss) per share                                                $ (0.026)                 $ 0.172

--------------------------------------------------------------------------------

(1) Diluted earnings (loss) per share is the same as basic earnings (loss) per share for 1998 because of the anti-dilutive impact of the dilutive potential common shares due to the net loss for 1998.

(2) The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes exercise of options and warrants as of the beginning of the period or when issued, if later, and that any proceeds would be used to purchase common stock at the average market price during the period.

                                                                   EXHIBIT 11

                       INTERNATIONAL ASSETS HOLDING CORPORATION
                   STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

                 For the Three Months Ended March 31, 1998 and 1997


                                                                                      1998                    1997
Basic Earnings Per Share

  Net income                                                                        $ 94,178               $ 125,570

  Weighted average number of common shares outstanding                             1,547,045               1,588,637

  Basic earnings per share                                                           $ 0.061                 $ 0.079


Diluted Earnings Per Share

  Net income                                                                        $ 94,178               $ 125,570

  Weighted average number of common shares outstanding                             1,547,045               1,588,637

  Weighted average number of net common shares that would
  be issued upon exercise of dilutive options and warrants assuming proceeds used to repurchase shares pursuant to the treasury
  stock method (1)                                                                    85,968                  42,352

  Weighted average number of common shares and dilutive
  potential common shares outstanding                                              1,633,013               1,630,989

  Diluted earnings per share                                                         $ 0.058                 $ 0.077


--------------------------------------------------------------------------------

(1) The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes exercise of options and warrants as of the beginning of the period or when issued, if later, and that any proceeds would be used to purchase common stock at the average market price during the period.