Form 10QSB
period 1998-06-30
INTERNATIONAL ASSETS HOLDING CORP
filed 1998-08-14
CIK 913760

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

The number of shares outstanding of Common Stock was 1,525,565 as of August 7, 1998.

Transitional small business disclosure format   Yes [ ]   No [X]

                                      INDEX



                                                                      Page No.
Part I  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Condensed Consolidated Balance Sheet as of June 30, 1998         3

        Condensed Consolidated Statements of Operations for the
        Nine Months ended June 30, 1998 and 1997                         5

        Condensed Consolidated Statements of Operations for the
        Three Months ended June 30, 1998 and 1997                        6

        Condensed Consolidated Statements of Cash Flows for the
        Nine Months ended June 30, 1998 and 1997                         7

        Notes to Condensed Consolidated Financial Statements             9

Item 2. Management's Discussion and Analysis or Plan of Operation       12


Part II OTHER INFORMATION

Item 1. Legal Proceedings                                               17

Item 6. Exhibits and Reports on Form 8-K                                18

        Signatures                                                      18

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet

                                  June 30, 1998

                                   (Unaudited)


             Assets


Cash                                                          $  266,490
Cash deposits with clearing broker                             1,828,667
Foreign currency deposits with clearing broker                    21,617
Investments, at market value                                   1,200,532
Receivable from clearing broker                                  144,620
Other receivables                                                 79,601
Securities owned, at market value                              2,704,436
Income taxes receivable                                           25,616
Deferred income tax benefit                                       78,468

Property and equipment, at cost:
     Leasehold improvements                                       52,953
     Furniture and equipment                                     893,546
                                                          ----------------

                                                                 946,499
Less accumulated depreciation and amortization                  (567,848)
                                                          ----------------

             Net property and equipment                          378,651

Other assets, net of accumulated amortization of $112,003        132,059







                                                           ================
             Total assets                                    $ 6,860,757
                                                           ================

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet

                                  June 30, 1998

                                   (Unaudited)


             Liabilities and Stockholders' Equity


Liabilities:
     Securities sold, but not yet purchased, at market value     $  389,537
     Accounts payable                                                75,345
     Accrued employee compensation and benefits                     346,816
     Other accrued expenses                                         235,450
     Deferred income taxes                                           13,271
     Other                                                          118,940
                                                            ----------------

             Total liabilities                                    1,179,359
                                                            ----------------

Stockholders' equity:
     Preferred stock, $.01 par value.  Authorized 1,000,000
       shares; issued and outstanding -0- shares                      -
     Common stock, $.01 par value.  Authorized 3,000,000
       shares; issued and outstanding 1,525,565                      15,256
     Additional paid-in capital                                   3,641,803
     Retained earnings                                            2,024,339
                                                           ----------------

             Total stockholders' equity                           5,681,398




                                                           ================
             Total liabilities and stockholders' equity          $6,860,757
                                                           ================

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                For the Nine Months Ended June 30, 1998 and 1997

                                   (Unaudited)

                                                        1998          1997
Revenues:
     Commissions                                    $5,484,305      6,649,876
     Net dealer inventory and investment gains       1,575,478      1,932,332
     Other revenue                                     397,770        483,953
                                               ---------------  ---------------

             Total revenues                          7,457,553      9,066,161
                                              ----------------  ---------------

Expenses:
     Commissions and clearing fees                   3,310,120      3,806,636
     Employee compensation and benefits              1,530,848      1,976,765
     Communications and promotions                   1,179,357      1,106,964
     Other operating expenses                        1,478,788      1,270,755
                                              ----------------  ---------------

             Total expenses                          7,499,113      8,161,120
                                              ----------------  ---------------

Income (loss) before income taxes                      (41,560)       905,041

Income tax expense                                       7,032        373,013
                                              ----------------  ---------------

Net income (loss)                                   $  (48,592)       532,028
                                              ================  ===============


Basic earnings (loss) per share                     $    (.032)          .335
Diluted earnings (loss) per share                   $    (.032)          .325


Weighted average number of common shares outstanding 1,541,368      1,586,681
Weighted average number of common shares and dilutive
    potential common shares outstanding              1,541,368      1,637,895


See accompanying notes to condensed consolidated financial statements.

          INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                For the Three Months Ended June 30, 1998 and 1997

                                   (Unaudited)

                                                        1998            1997

Revenues:
     Commissions                                    $1,627,252       2,494,030
     Net dealer inventory and investment gains         420,970         746,598
     Other revenue                                     160,094         182,018
                                             ------------------  ---------------

              Total revenues                         2,208,316       3,422,646
                                             ------------------  ---------------

Expenses:
     Commissions and clearing fees                   1,030,989       1,425,624
     Employee compensation and benefits                490,951         721,056
     Communications and promotions                     339,021         363,442
     Other operating expenses                          348,111         497,242

                                             ------------------  ---------------

              Total expenses                         2,209,072       3,007,364
                                             ------------------  ---------------

Income (loss) before income taxes                         (756)        415,282

Income tax expense                                       7,312         166,375
                                             ------------------  ---------------


Net income (loss)                                    $  (8,068)        248,907
                                             ==================  ===============


Basic earnings (loss) per share                      $   (.005)            .158

Diluted earnings (loss) per share                    $   (.005)            .154


Weighted average number of common shares outstanding 1,528,184       1,578,421
Weighted average number of common shares and
dilutive potential common shares outstanding         1,528,184       1,618,447



See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                For the Nine Months Ended June 30, 1998 and 1997

                                   (Unaudited)


                                                              1998        1997
Cash flows from operating activities:
     Net income (loss)                                      (48,592)    532,028
     Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
          Net amortization and appreciation of investments  (25,710)    (65,096)
          Depreciation and amortization                     134,278     121,264
          Deferred income taxes                             (36,405)    (39,607)
          Cash provided by (used for) changes in:
             Receivable from clearing broker, net           260,430     237,136
             Receivable from affiliated company                -         26,542
             Other receivables                              (42,960)     26,888
             Securities owned, at market value             (176,176)   (852,475)
             Other assets                                    21,135    (135,362)
             Securities sold, but not yet purchased,
                at market value                            (292,517)   (132,189)
             Payable to clearing broker, net                   -        171,435
             Accounts payable                               (40,722)     33,124
             Accrued employee compensation and benefits    (554,157)     49,109
             Other accrued expenses                         (32,864)     84,027
             Income taxes payable                                 0     (45,080)
             Other liabilities                                9,579          75
                                                   -----------------  ----------
             Net cash provided by (used for)
                operating activities                       (824,681)     11,819
                                                   -----------------  ----------

Cash flows from investing activities:
     Disposal of investments                              5,800,000   5,800,000
     Acquisition of investments                          (5,674,438) (5,730,191)
     Acquisition of property, equipment and other assets    (49,550)   (235,388)
                                                   -----------------  ----------

           Net cash provided by (used for)
               investing activities                          76,012    (165,579)
                                                   -----------------  ----------



                                                                  (continued)


See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                For the Nine Months Ended June 30, 1998 and 1997

                                   (Unaudited)



                                                                            1998               1997



Cash flows from financing activities:
     Acquisition of common shares related to repurchase program           (30,609)           (32,321)
     Acquisition of common shares related to terminated
             ESOP participants                                            (66,795)           (67,822)
                                                                     -----------------  -----------------

             Net cash used for financing activities                       (97,404)          (100,143)
                                                                     -----------------  -----------------

             Net decrease in cash and cash equivalents                   (846,073)          (253,903)

Cash and cash equivalents at beginning of period                        2,962,847          2,829,483
                                                                     -----------------  -----------------

Cash and cash equivalents at end of period                    $         2,116,774          2,575,580
                                                                     =================  =================


Supplemental disclosure of cash flow information:
     Cash paid for interest                                   $             3,015              2,166
                                                                      =================  =================

     Income taxes paid                                        $            75,399            457,700
                                                                      =================  =================






See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                             June 30, 1998 and 1997

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

As used in this Form 10-QSB, the term "Company" refers, unless the context requires otherwise, to International Assets Holding Corporation and its five wholly owned subsidiaries; International Assets Advisory Corp. ("IAAC"), Global Assets Advisors, Inc. ("GAA"), International Financial Products, Inc. ("IFP"), International Trader Association, Inc. ("ITA") and International Asset Management Corp. ("IAMC"). All significant intercompany balances and transactions have been eliminated in consolidation.

(2) Securities Owned and Securities Sold, But Not Yet Purchased
Securities owned and Securities sold, but not yet purchased at June 30, 1998, consist of trading and investment securities at quoted market values as follows:

                                                                                       Sold, but not
                                                                          Owned        yet purchased

         Obligations of U.S. Government                               $    387,979           -
         Common stock and American Depository Receipts                   1,030,729        389,537
         Proprietary unit investment trusts                                942,379           -
         Corporate and municipal bonds                                     300,780           -
         Foreign government obligations                                     42,569           -
                                                                         ---------        --------
                                                                      $  2,704,436        389,537
                                                                         ---------        --------


           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(3)    Stock Dividend
On November 14, 1997 the Company's Board of Directors declared a 10% stock dividend for shareholders of record on December 26, 1997 and payable on January 20, 1998. The 10% stock dividend increased the Company's issued and outstanding common shares by 140,648 shares.

(4)    Basic and Diluted Earnings (Loss) Per Share
On October 1, 1997 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Comparative earnings per share data for the quarter ended June 30, 1997 has been restated to adhere to the provisions of SFAS No. 128.

Basic earnings (loss) per share for the nine months ended June 30, 1998 and 1997, have been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share for the nine months ended June 30, 1997 has been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding. Diluted loss per share for the nine months ended June 30, 1998 is the same as basic loss per share because of the anti-dilutive impact of the potential common shares, due to the net loss for the period.

Basic earnings (loss) per share for the three months ended June 30, 1998 and 1997, have been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share for the three months ended June 30, 1997, has been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding. Diluted loss per share for the three months ended June 30, 1998 is the same as basic loss per share because of the anti-dilutive impact of the potential common shares, due to the net loss for the period.

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

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

The Company is obligated under various noncancelable operating leases for the rental of its office facilities and certain office equipment. Rent expense associated with operating leases amounted to $204,925 and $230,583 for the nine months ended June 30, 1998, and 1997, respectively. The minimum lease payments under noncancelable operating leases as of June 30, 1998 are as follows:

              Fiscal Year (12 month period) Ending September 30,
                1998                                 282,800
                1999                                 316,100
                2000                                 326,900
                2001                                 233,000
                2002                                  17,500


      Total future minimum lease payments         $1,176,300

(6)   Stock Repurchase Program

The Board of Directors has authorized the Company to continue its repurchase of up to $500,000 in shares of the Company's common stock in the open market through the period ended December 31, 1998. The stock purchases will be made in the open market from time to time as market conditions permit. The Company is required to comply with Rule 10b-18 and Regulation M of the Securities and Exchange Commission which regulate the specific terms in which shares may be repurchased. Since the inception of the repurchase program on March 13, 1996 the Company has repurchased and retired a total of 35,630 shares (as adjusted for the 10% stock dividend) in the open market at a total cost of $129,233.

In addition, concurrent with the open market repurchase program, the Company has repurchased and retired an additional 45,766 shares (as adjusted for the 10% stock dividend) from terminated participants of the Company's Employee Stock Ownership Plan (ESOP) for a total cost of $142,495.

In total the Company has repurchased 81,396 shares (as adjusted for the 10% stock dividend) for a total cost of $271,728 since March 13, 1996.

(7)    Commitments and Contingent Liabilities
The Company was involved in a National Association of Securities Dealers (NASD) arbitration hearing that concluded on November 7, 1997. On January 16, 1998, the Company received notification from the NASD arbitration panel that an award of $99,845 plus $100,000 reimbursement for a portion of the claimant's legal fees was awarded to the claimant. The cost of both the award and legal fee reimbursement was accrued in other accrued expenses in the December 31, 1997 condensed consolidated financial statements and was paid on January 22, 1998.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(8)    New Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 5, 1999. The Company is currently reviewing SFAS 133 to see what impact, if any, it will have on the Company.

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

The Company's assets decreased from $7,928,214 at September 30, 1997, to $6,860,757 at June 30, 1998, or a decrease of $1,067,457. The Company's liabilities decreased from $2,100,820 at September 30, 1997, to $1,179,359 at June 30, 1998, or a decrease of $921,461. The decrease in the net assets (assets less liabilities) of $145,996 relates to the $48,592 net loss incurred by the Company for the nine month fiscal period ended June 30, 1998, and the stock repurchase costs from the stock repurchase program totaling $97,404 for the same period.

The Company's condensed consolidated balance sheet at June 30, 1998, reflects a net receivable from clearing broker, for trades which had not yet settled for cash, due to the proceeds from the sale of securities exceeding the cost of securities purchased.

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

Nine Months Ended June 30, 1998, as Compared to the Nine Months Ended June 30,1997

The Company's revenues are derived primarily from commissions earned on the sale of securities and trading income in securities purchased or sold for the Company's account. Total revenues decreased by approximately $1,609,000, or 18% for the nine months ended June 30, 1998, as compared to the nine months ended June 30, 1997. For the nine months ended June 30, 1998, and 1997, approximately 74% and 73%, respectively, of the Company's revenues were derived from commissions earned on the sale of securities. For the nine months ended June 30, 1998, and 1997, approximately 21% of the Company's total revenues were from net dealer inventory and investment gains (trading revenue).

Commission revenue decreased by approximately $1,166,000, or 18% for the nine months ended June 30, 1998, as compared to the nine months ended June 30, 1997. The decrease in commission revenue is primarily attributable to the volatility of the Asian financial markets. During the nine months ended June 30, 1998, the overall volume of customer ticket orders decreased by approximately 5% and the average dollar amount of retail trades decreased by approximately 14%, as compared to the nine months ended June 30, 1997. These decreases in ticket volume and the average dollar amount of retail trades are directly related to the decrease in total commission revenue for the nine months ended June 30, 1998 over the same period in 1997. The overall decrease in commission revenue was despite an increase in the nine month average number of account executives from 42 as of June 30, 1997, to 43 as of June 30, 1998.

Revenues from net dealer inventory and investment gains decreased by approximately $357,000, or 18% for the nine months ended June 30, 1998, as compared to the nine months ended June 30, 1997. The decrease in trading revenue is primarily attributable to a decrease in the Company's retail trading income due to the volatility of the Asian financial markets. The decrease in retail trading was partially offset by increases in wholesale trading. The increase in wholesale trading is attributable to the ongoing development of new wholesale trading relationships as well as maintaining existing wholesale relationships. The Company's retail trading department primarily concentrates on global securities that it believes are likely to be traded by the Company's retail clients. By focusing on these types of securities, retail trading revenue is more closely related to commission revenue and order flow.

Other revenue decreased by approximately $86,000, or 18% during the nine months ended June 30, 1998, as compared to the nine months ended June 30, 1997. The decrease in other revenue is primarily due to decreases in list rental income and newsletter subscription fee income.

The major expenses incurred by the Company relate to direct costs of its securities operations such as commissions and clearing fees, employee compensation and benefits, communications and promotions expense and other operating expenses. Total expenses decreased by approximately $662,000, or 8% for the nine months ended June 30, 1998, as compared to the same period in 1997. This decrease in total expense is primarily attributable to decreases in commissions and clearing fees and employee compensation and benefits expense.

Commissions and clearing fees decreased by approximately $497,000, or 13% during the nine months ended June 30, 1998, as compared to the same period in 1997. This decrease is primarily attributable to the corresponding approximate 18% decrease in commission revenue for the nine months ended June 30, 1998, as compared to the same period in 1997. The decrease in commissions and clearing fees is also related to the 5% decrease in retail ticket volume.

Employee compensation and benefits expense decreased by approximately $446,000, or 23% during the nine months ended June 30, 1998, as compared to the nine months ended June 30, 1997. The decrease in employee compensation and benefits is primarily due to a decrease in performance based bonus accruals and a decrease in retirement plan profit sharing accruals. The decrease in these employee compensation and benefits accruals is based on the approximate $42,000 loss before income taxes incurred for the nine months ended June 30, 1998 compared to the approximate $905,000 income before income taxes for the same period in 1997.

Communications and promotions expense increased by approximately $72,000, or 7% during the nine months ended June 30, 1998, as compared to the nine months ended June 30, 1997. This increase is primarily related to increases in expenditures for promotional print media including postage, printing and design costs.

Other operating expenses increased by approximately $208,000, or 16% during the nine months ended June 30, 1998, as compared to the nine months ended June 30, 1997. Approximately $100,000 of the increase is for the award of an arbitration matter and an additional $100,000 of the increase is for partial reimbursement of the claimant's legal fees also awarded to the claimant in the same matter.

As a result of the above, the Company is reporting a loss before income taxes of approximately $42,000 for the nine months ended June 30, 1998. This is compared to income before income taxes of approximately $905,000 for the nine months ended June 30, 1997.

The Company did not record an expected income tax benefit for the nine months ended June 30, 1998 due to the presence of offsetting permanent tax differences. The Company's effective income tax rate was approximately 41% for the nine months ended June 30, 1997.

Three Months Ended June 30, 1998, as Compared to the Three Months Ended June 30,1997

Total revenues decreased by approximately $1,214,000, or 35% for the three months ended June 30, 1998, as compared to the three months ended June 30, 1997. For the three months ended June 30, 1998, and 1997, approximately 74% and 73%, respectively, of the Company's revenues were derived from commissions earned on the sale of securities. For the three months ended June 30, 1998, and 1997, approximately 19% and 22%, respectively, of the Company's total revenues were derived from net dealer inventory and investment gains (trading revenue).

Commission revenue decreased by approximately $867,000, or 35% for the three months ended June 30, 1998, as compared to the three months ended June 30, 1997. The decrease in commission revenues is related to a 13% decrease in ticket volume and a 26% decrease in the average dollar amount of trades during the three months ended June 30, 1998, as compared to the three months ended June 30, 1997.

Revenues from net dealer inventory and investment gains (trading income) decreased by approximately $326,000, or 44% for the three months ended June 30, 1998, as compared to the three months ended June 30, 1997. The decrease in trading revenue is attributable to decreases in the Company's retail equity and retail fixed-income trading income. The decrease in retail equity and retail fixed-income trading income is related to the decrease in retail order flow and an approximate 35% decrease in commission revenue for the three months ended June 30, 1998, as compared to the three months ended June 30, 1997.

Other revenues decreased by approximately $22,000, or 12% during the three months ended June 30, 1998, as compared to the three months ended June 30, 1997. This decrease is primarily attributable to decreases in interest and dividend income, list rental and newsletter subscription revenues.

The  major  expenses  incurred  by the  Company  relate to the  direct  costs of securities operations such as commissions and clearing fees, employee compensation and benefits, and communications and promotions expense. Total expenses decreased by approximately $798,000, or 27% for the three months ended June 30, 1998, as compared to the same period in 1997. This decrease in expenses is primarily attributable to decreases in commissions and clearing fees, employee compensation and benefits and other operating expenses.

Commissions and clearing fees decreased by approximately $395,000, or 28% during the three months ended June 30, 1998, as compared to the same period in 1997. This decrease in expense is directly related to the approximate 35% decrease in commission revenue for the same period.

Employee compensation and benefits expense decreased by approximately $230,000, or 32% during the three months ended June 30, 1998, as compared to the three months ended June 30, 1997. The decrease in employee compensation and benefits is primarily due to a decrease in performance based bonus accruals and a decrease in retirement plan profit sharing accruals. The decrease in these employee compensation and benefits accruals is based on the approximate $1,000 loss before income taxes incurred for the three months ended June 30, 1998 compared to the approximate $415,000 income before income taxes for the same period in 1997.

Communication and promotions expense decreased by approximately $24,000, or 7% during the three months ended June 30, 1998, as compared to the three months ended June 30, 1997. This decrease is primarily due to decreased communications activity and the related expense. Other operating expenses decreased by approximately $149,000, or 30% during the three months ended June 30, 1998, as compared to the three months ended June 30, 1997.

As a result of the above, the Company is reporting a loss before income taxes of approximately $1,000 for the three months ended June 30, 1998. This is compared to income before income taxes of approximately $415,000 for the three months ended June 30, 1997.

The Company did not record an expected income tax benefit for the three months ended June 30, 1998 due to the presence of offsetting permanent tax differences. The Company's effective income tax rate was approximately 40% for the three months ended June 30, 1997.

Liquidity and Capital  Resources

Substantial portions of the Company's assets are liquid. At June 30, 1998, approximately 87% of the Company's assets consisted of cash, cash equivalents, and marketable securities. All assets are financed by the Company's equity capital, short-term borrowings from securities lending transactions and other payables.

The Company's wholly owned registered securities broker/dealer subsidiary IAAC is subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At June 30, 1998, IAAC had net capital of approximately $2,602,000, which was approximately $2,484,000 in excess of its minimum net capital requirement at that date.

In the opinion of management, the Company's existing capital and cash flow from operations will be adequate to meet the Company's capital needs for at least the next twelve months in light of known and reasonably estimated trends. In addition, management believes that the Company will be able to obtain additional short or medium-term financing that may be desirable in the ordinary conduct of its business. The Company has no plans for additional financing and there can be no assurance such financing will be available.

                           PART II - OTHER INFORMATION

    ITEM 1.       LEGAL PROCEEDINGS

The Company was involved in a National Association of Securities Dealers (NASD) arbitration hearing that concluded on November 7, 1997. On January 16, 1998, the Company received notification from the NASD arbitration panel that an award of $99,845 plus $100,000 reimbursement for a portion of the claimant's legal fees was awarded to the claimant. The cost of both the award and legal fee reimbursement was accrued in other accrued expenses in the December 31, 1997 condensed consolidated financial statements and was paid on January 22, 1998.

The Company is party to certain additional arbitration and/or litigation matters as of June 30, 1998 which relate primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these additional items will not have a material adverse effect on the Company's consolidated financial statements.

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

            a) Exhibits

           (11) The Statements of Computation of Earnings Per Share are attached hereto as Exhibit 11.

           (21) Subsidiaries of the Registrant is attached hereto as Exhibit 21.

           (27) Broker-Dealers and Broker Dealer Holding Companies Financial Data Schedule BD is attached hereto as Exhibit 27.

            b) Form 8-K

                No reports were filed on Form 8-K during the nine months ended June 30, 1998.

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTERNATIONAL ASSETS HOLDING CORPORATION


Date 08/11/98                       /s/ Jerome F. Miceli
                                    Jerome F. Miceli
                                    President and Chief Operating Officer


Date 08/11/98                       /s/ Jonathan C. Hinz
                                    Jonathan C. Hinz
                                    Chief Accounting Officer

                                                               EXHIBIT 11

                    INTERNATIONAL ASSETS HOLDING CORPORATION
                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

                For the Nine Months Ended June 30, 1998 and 1997



                                                                                    1998 (1)                  1997
Basic Earnings (Loss) Per Share

  Net income (loss)                                                                $ (48,592)              $ 532,028

  Weighted average number of common shares outstanding                             1,541,368               1,586,681

  Basic earnings (loss) per share                                                  $  (0.032)                $ 0.335


Diluted Earnings (Loss) Per Share

  Net income (loss)                                                                $ (48,592)              $ 532,028

  Weighted average number of common shares outstanding                             1,541,368               1,586,681

  Weighted average number of net common shares that would
  be issued upon exercise of dilutive options and warrants assuming proceeds used to repurchase shares pursuant to the treasury
  stock method (2)                                                                                            51,214

  Weighted average number of common shares and dilutive
  potential common shares outstanding                                              1,541,368               1,637,895

  Diluted earnings (loss) per share                                                $  (0.032)              $   0.325


--------------------------------------------------------------------------------------------------------------------------

(1) Diluted loss per share is the same as basic loss per share for 1998 because of the anti-dilutive impact of the dilutive potential common shares due to the net loss for 1998.

(2) The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share.  It assumes exercise of options and warrants as of the beginning of the period or when issued, if later, and that any proceeds would be used to purchase common stock at the average market price during the period.


                                                             EXHIBIT 11

                    INTERNATIONAL ASSETS HOLDING CORPORATION
                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

                For the Three Months Ended June 30, 1998 and 1997





                                                                                    1998 (1)                  1997
Basic Earnings (Loss) Per Share

  Net income (loss)                                                               $  (8,068)                $ 248,907

  Weighted average number of common shares outstanding                            1,528,184                 1,578,421

  Basic earnings (loss) per share                                                 $  (0.005)                $   0.158


Diluted Earnings (Loss) Per Share

  Net income (loss)                                                               $  (8,068)                $ 248,907

  Weighted average number of common shares outstanding                            1,528,184                 1,578,421

  Weighted average number of net common shares that would
  be issued upon exercise of dilutive options assuming
  proceeds used to repurchase shares pursuant to the treasury
  stock method (2)                                                                                             40,026

  Weighted average number of common shares and dilutive
  potential common shares outstanding                                             1,528,184                 1,618,447

  Diluted earnings (loss) per share                                               $  (0.005)                $   0.154


--------------------------------------------------------------------------------------------------------------------------

(1) Diluted loss per share is the same as basic loss per share for 1998 because of the anti-dilutive impact of the dilutive potential common shares due to the net loss for 1998.

(2) The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options in computing diluted earnings per share.  It assumes exercise of options as of the beginning of the period or when issued, if later, and that any proceeds would be used to purchase common stock at the average market price during the period.






                                                                 EXHIBIT 21


                    INTERNATIONAL ASSETS HOLDING CORPORATION


                         SUBSIDIARIES OF THE REGISTRANT


    Name                                              State of Incorporation

    International Assets Advisory Corp.                        Florida
    International Asset Management Corp.                       Florida
    Global Assets Advisors, Inc.                               Florida
    International Financial Products, Inc.                     Florida
    International Trader Association, Inc.                     Florida
