Form 10KSB
period 1998-09-30
INTERNATIONAL ASSETS HOLDING CORP
filed 1998-12-24
CIK 913760

                                        F-1
                                     Form 10-KSB
                        U.S. Securities and Exchange Commission
                                Washington D.C. 20549

    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended September 30, 1998

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issue's revenues for its most recent fiscal year: $9,350,223

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the last sale price of such stock as of December 15, 1998: $1,241,689

The number of shares outstanding of Common Stock was 1,478,090 as of December 15, 1998.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrants Proxy Statement, to be filed, for the Annual Meeting of Stockholders to be held on February 16, 1999 are incorporated by reference into Part III.

Transitional small business disclosure format Yes [ ] No [X]

                   INTERNATIONAL ASSETS HOLDING CORPORATION

                                1998 FORM 10-KSB

                                TABLE OF CONTENTS

                                   PART I                                Page

Item 1   Description of Business...................................           3

Item 2   Description of Property...................................          10

Item 3   Legal Proceedings.........................................          10

Item 4   Submission of Matters to a Vote of Security Holders.......          11

                                     PART II


Item 5  Market for Registrant'sCommon Equity and Related Stockholder Matters 11

Item 6  Management's Discussion and Analysis or Plan of Operation..          12

Item 7  Consolidated Financial Statements...........................         18

Item 8  Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure..............................         19


                                    PART III

Item 9  Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act....        19

Item 10 Executive Compensation......................................         20

Item 11 Security Ownership of Certain Beneficial Owners and Management.      20

Item 12 Certain Relationships and Related Transactions..............         20

Item 13 Exhibits and Reports on Form 8-K............................         21

        Signatures..................................................         23

                                     PART I

    ITEM 1.     DESCRIPTION OF BUSINESS.

The following discussion contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate and securities market fluctuations, competition from within and from outside the investment brokerage industry, new products and services in the investment brokerage industry, changing trends in customer profiles and changes in laws and regulation applicable to the Company. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "believe","anticipate", "continue", and similar terms, variations of these terms or the negative of those terms. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that the actual results, performance or achievement of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

General

International Assets Holding Corporation is a Delaware corporation formed in October 1987 for the purpose of serving as a holding company for International Assets Advisory Corp. ("IAAC") and other subsidiaries. Currently, the Company has five wholly owned subsidiaries, IAAC, Global Assets Advisors, Inc. ("GAA"), International Asset Management Corp. ("IAMC"), International Financial Products, Inc. ("IFP") and International Trader Association, Inc. ("ITA"). All of the Company's subsidiaries are Florida corporations. As used in this Form 10-KSB, the term "Company" refers, unless the context requires otherwise, to International Assets Holding Corporation and its subsidiaries IAAC, GAA, IAMC, IFP and ITA. IAAC operates a full-service securities brokerage firm specializing in global investing on behalf of its clients. GAA provides investment advisory and money management services. IAMC functions as the manager of the physical assets of the Company. IFP, which is currently inactive, was formed as a financial publishing and marketing group to sell products that are not investments, but are related to the global financial market. ITA was formed to take advantage of internet technology developments within the securities industry and has had minimal start-up activity to date.

IAAC was formed in April 1981 by the Company's Chairman of the Board, Diego J. Veitia. During its first two years of business, IAAC focused primarily on private placements. In 1982, IAAC entered the securities brokerage business and became a member of the National Association of Securities Dealers ("NASD"). In 1982 IAAC began to focus on the sale of global equity and debt securities to high net worth private clients and, to a lesser degree, small to medium size financial institutions. Management believes that, until the last five to seven years, the global securities market has been relatively neglected by the major securities firms and is a growing segment of the securities business.

The Company believes that it has developed an effective approach for attracting the investment capital of high net worth private clients. This approach centers on the need for such investors to diversify their investment portfolios by purchasing global equity and debt securities. The Company believes it is proper for investors to become increasingly global in their investment activities, to correspond to the increasingly globalized economy. On the equity side, the Company emphasizes both capital and currency appreciation. In the sale of debt securities, the higher yields available overseas and the potential for currency appreciation are stressed.

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

GAA is registered with the Securities and Exchange Commission ("SEC"), the State of Florida and the State of California as an investment advisor. As an SEC registered investment advisor, investment advisor notification in other states will proceed as is required by the various states. GAA's primary focus is on the development of specialized accounts for high net worth private clients. GAA is dedicated to providing the individual investor with domestic and international money management and offers a series of investment portfolios tailor-made for the individual investor seeking investment diversification across a variety of economies and currencies in order to provide the opportunity for higher overall investment returns. GAA's strategy is to capitalize on its experienced teams specializing in the research, selection, trading, currency exchange and execution of individual equity and fixed income products on a global basis.

IAMC was formed by the Company in 1988 to purchase and manage all of the fixed assets of the Company. The assets held by IAMC are available for use by the subsidiaries of the Company.

IFP was formed in 1995 to publish, advertise and sell a wide range of informational investment tools such as books, newsletters, tapes and faxes targeted at individual global investors. As of October 1996, Company funding for all IFP operating activities ceased due to unsuccessful efforts in generating revenues. However, the legal entity remains active in its state of incorporation.

ITA was formed by the Company in May 1998 to capitalize on the use of recent and future technology developments that relate to the securities industry transacting securities brokerage activities for internet based client transactions. ITA is currently in the process of applying for NASD membership and becoming a registered securities broker. The subsidiary will focus on internet based foreign equity transactions as well as U.S. equity and options transactions. ITA will also emphasize international investing for this new business venture.

In September 1998 the Company entered into a 50/50 Joint Venture (JV) with Lakeside Investments, LLC (Lakeside) of New York. In October 1998 the JV effected the incorporation of International Assets New York, LLC (IANY) a 50/50 owned entity formed to transact business out of an office in New York City as a brokerage branch of IAAC and through the money management arm of GAA. IANY will offer a variety of financial strategies to high net worth private investors. Among the strategies to be offered are selected approaches to international tax planning with the primary goal of utilizing established, but less understood techniques to reduce the exposure of wealthy clients living in a number of high tax jurisdictions. Additionally, IANY will utilize strategies that are expected to provide clients with a degree of asset protection in an increasingly litigious environment.

Business Strategy

The Company's business strategy is to use its marketing and global securities expertise to take advantage of opportunities for growth in the global securities market. Management believes that there are significant opportunities for growth in the specialized account and institutional sales areas of the international securities market.

The Company believes that its expertise in the global securities area presents an opportunity for the Company to expand its market niche into small institutional sales. The Company further believes that this market niche has been relatively minimized by the major and mid-sized securities brokerage firms. Examples of the type of institutions the Company intends to target are pension funds of corporations or municipalities, money managers, and the trust departments of smaller commercial banks and other independent broker-dealers.

The Company expects to continue offering discretionary management accounts with specifically designated objectives in a defined investment area. The Company also intends to continue to expand its activities in both the private client and institutional sectors of international securities. In addition, the Company plans to continue to sponsor the development of proprietary unit investment trusts, where management believes it can add value for its clients.

The International Securities Markets


The Company believes that investment in the international markets by U.S. investors will continue to grow in the coming years, as the global capital markets continue to grow. In 1980 the non-U.S. world stock market capitalization totaled $931 billion. In 1997 that number grew almost eight-fold to $7.3 trillion (Ibbotson Associates, a company which studies capital markets). The number of American Depository Receipts (ADRs) that are now trading on U.S. exchanges further evidences this growth. ADR's, which represent shares in foreign companies, issued by U.S. banks and traded in this country as domestic shares simplify trading in foreign securities by eliminating currency exchange and legal obstacles. In 1997, ADR trading volume reached 13 billion shares, a 25% increase from 1996 (Bloomberg).

Management believes that the two main justifications for the rapid growth in international investing by U.S. investors are diversification and potentially superior investment returns. The U.S. market had an exceptional year in 1997, with an annual return of 33.4%, making it the fourth best performing developed global stock market (Ibbotson Associates). Less obvious was that Switzerland with 44.2%, Italy with 36.2% and Denmark with 35.6% all had better returns. During the years 1993-1996, the U.S. was only in the top five performing developed markets once, when it placed second in 1995 (Ibbotson Associates/Morgan Stanley Capital International). As the majority of foreign markets continue to exhibit a low correlation to the U.S. market (and therefore offer potential diversification benefits), while offering the potential for return enhancement, management believes that an increased number of investors will ultimately see the benefits of investing globally
 .
While investing in international markets also involves risk considerations not typically associated with investing in securities of U.S. issuers, the Company believes that such considerations are outweighed by the benefits of diversification and potentially superior returns. Among the risk considerations involved in investing in international markets is that less information may be available about foreign companies than about domestic companies. Foreign companies are also generally not subject to uniform accounting, auditing and financial reporting standards or to other regulatory practices and requirements comparable to those applicable to domestic companies. In addition, unlike investing in U.S. companies, securities of non-U.S. companies are generally denominated in foreign currencies, thereby subjecting each security to changes in value when the underlying foreign currency strengthens or weakens against the U.S. dollar. Currency exchange rates generally are determined by the forces of supply and demand in the foreign exchange markets and the relative merits of investments in different countries as seen from an international perspective. Currency exchange rates can also be affected unpredictably by intervention of

U.S. or foreign governments or central banks or by currency controls or political developments in the U.S. or abroad.

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

As an example of the types of risk discussed above, recent market declines in the emerging markets, particularly those of Southeast Asia, have resulted in substantial declines in the valuation of Southeast Asian investment portfolios. While these market declines can provide low cost buying opportunities for clients of IAAC, declines in these markets can also cause client concerns and a reluctance to make further investments in foreign markets. Any such reluctance could lead to reduced commission revenues to the Company as well as trading losses from market price declines and overall volatility. These developments could have a material impact on the consolidated financial statements.

The Brokerage Business

For the fiscal years ended September 30, 1998 and 1997, approximately 75% of the Company's total revenues were derived from commissions earned from transactions with its retail clients. The Company's client base is composed primarily of high net worth individuals. The average age of its clients is approximately 56 and a substantial portion are retirees. Clients are distributed nationwide. However, a particularly large number of clients reside in Florida, California, New York, Texas and Pennsylvania. The Company has approximately 9,000 active client accounts at September 30, 1998.

Retail commissions are charged on both exchange and over-the-counter agency transactions based on a schedule, which is subject to change, that the Company has formulated in accordance with guidelines promulgated by the NASD. During 1995 the Company began selling proprietary Unit Investment Trust ("UIT") products. The Company acts as the managing underwriter for these UIT products.

The Company has also developed a niche market in the sale of international debt securities. The Company uses its capital to purchase debt securities and, in turn, makes offerings as low as $10,000 available to its private clients.

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

Marketing

The Company believes that its ability to deliver its global securities message in a cost-effective manner is a key element to its operations. The Company uses a variety of marketing tools. These include targeted direct mail, newsletter publishing, advertising, public relations and promoting public appearances by Mr. Veitia, the Company's Chairman and Chief Executive Officer.

After some experimentation with a variety of marketing tools in the Company's early years, management has found direct mail marketing to be the most cost-effective mechanism for attracting customers. The Company believes that it has developed an expertise in attracting high net worth clients through the use of low cost, direct mail marketing techniques. The Company further believes that the most important aspect of its direct mail marketing effort is its database of potential clients. The Company's database currently has access to approximately 1,000,000 names, including approximately 9,000 clients, 40,000 subscribers and prospective clients that receive the Company's newsletter. The Company also sends existing and prospective clients separate items such as research reports, fax and E-mail alerts and other special reports with a narrower focus than its newsletters.

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

Research Services

The Company's research activities include reviewing general market conditions, specific industries, and individual companies and providing information with respect thereto in Company newsletters, which discuss international economic and currency trends and give readers specific investment recommendations and ideas. These services are made available without charge to clients.

The Company's investment research committee (the "Investment Committee") makes decisions concerning the overall investment policy of the Company based on its assessment of macro-economic and macro-market factors. The Investment Committee also makes determinations regarding the allocation of Company and client assets into geographic, currency, and security type (debt, equity and cash) categories. After this allocation decision has been made, the research analyists recommend individual securities for investment. The focus is on the analysis of a particular company and its debt or equity securities.

Once the investment committee has made its initial recommendations, the research department analyzes such recommendations to determine which recommendations are appropriate for the Company's client base. Focus is placed on equity securities which are priced at a retail level, generally $50 per share or less. In addition, since private clients are less diversified than institutions, there is an emphasis on blue-chip and higher quality investments. Following its analysis of these factors, the research department issues a list of international securities from which account executives can make recommendations to their clients.

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

The Company believes that its internal controls and safeguards against securities theft are adequate. As required by the NASD and other authorities, the Company carries a fidelity bond covering any loss or theft of securities, as well as embezzlement and forgery. IAAC annually assesses the total required bond coverage and carries a $250,000 limit. This $250,000 limit is the maximum required bond limit of the NASD.

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

Net Capital Requirements

IAAC is subject to the SEC's uniform net capital rule (Rule 15c3-1 (the "Rule")), which is designed to measure the liquidity of a broker-dealer and the maintenance of minimum net capital deemed necessary to meet its commitments to its customers. The Rule provides that a broker-dealer doing business with the public must not permit its aggregate indebtedness to exceed 15 times its net capital (the "Basic Method") or, alternatively, that it not permit its net capital to be less than 2% of aggregate debit items computed in accordance with the Rule (the "Alternative Method"). The Rule requires IAAC to maintain minimum net capital at an amount equal to the greater of $100,000, 6-2/3% of aggregate indebtedness or $2,500 for each security in which it makes a market (unless a security in which it makes a market has a market value of $5 or less, in which event the amount of net capital shall not be less than $1,000 for each such security) with a ceiling of $1,000,000.

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

Net capital changes from day to day, but at September 30, 1998 and 1997, IAAC had excess net capital of $2,845,889 and $2,331,202, respectively, and a ratio of aggregate indebtedness to net capital of .27 to 1 and .51 to 1, respectively.

Pursuant to paragraph (k)(2)(ii) of SEC Rule 15c3-3, IAAC is exempt from customer reserve requirements and providing information relating to possession or control of securities.

Employees

At September 30, 1998, the Company employed 76 employees, of which 70 were full time employees. Of such employees, 7 have managerial responsibilities, 32 are account executives, 7 are traders and 30 have administrative duties, including persons engaged in other service areas such as research, money management, accounting, operations, compliance and marketing. The Company considers its relationship with its employees to be good.

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

ITEM 3. LEGAL PROCEEDINGS.

During the year ended September 30, 1998, the Company received notification from an NASD arbitration panel that an award of $99,845 plus $100,000 reimbursement for a portion of the claimant's legal fees was awarded. During the year ended September 30, 1997, the Company settled certain client matters arising in the normal course of business totaling $146,000. These costs have been included in other operating expenses in the accompanying consolidated statement of operations.

The Company is party to certain litigation as of September 30, 1998 which relates primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these items will not have a material adverse effect on the Company's consolidated financial statements.

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

On November 14, 1997 the Board of Directors of the Company declared a 10% stock dividend for shareholders of record on December 26, 1997 and payable on January 20, 1998. As a result of this stock dividend the common stock prices prior to December 26, 1997 (Fiscal Year 1998 first fiscal quarter) presented have been restated (reduced) by 10%.

The following table sets forth, for the periods indicated, the range of high and low sales prices per Common Share and Warrant as reported by NASDAQ, which prices do not include retail mark-ups, mark-downs, or commissions and represent prices between dealers and not necessarily actual transactions.



                                                                High      Low

    The Company's Common Stock, as traded under the symbol IAAC
    Fiscal Year 1997
     First Quarter............................................... 4      2 1/2

     Second Quarter.............................................. 3 1/8  2 3/8

     Third Quarter............................................... 3 1/4  2 1/2

     Fourth Quarter.............................................. 4 3/4  2 13/16

    Fiscal Year 1998
     First Quarter............................................... 4 3/4  3 5/8

     Second Quarter.............................................. 4 1/4  3 1/4

     Third Quarter............................................... 3 3/4  3

     Fourth Quarter.............................................. 3 3/8  1 1/2

    The Company's Warrants,  as traded under the symbol  IAACW,expired
    February 11,1997
    Fiscal Year 1997
     First Quarter...............................................   1/8   1/32
     Second Quarter..............................................   1/32  1/32

There were approximately 158 shareholders of record of the Common Stock at September 30, 1998. The total shareholders of record stated does not include the approximate number of total beneficial shareholders.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Certain statements in this discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate and securities market fluctuations, competition from within and from outside the investment brokerage industry, new products and services in the investment brokerage industry, changing trends in customer profiles, Year 2000 issues and changes in laws and regulation applicable to the Company. Although the Company believes that its expectation with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that the actual results, performance or achievement of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

The Company's assets have decreased from $7,928,214 in 1997 to $6,560,081 in 1998 and the Company's liabilities decreased from $2,100,820 in 1997 to $1,148,931 in 1998. The decrease in assets is primarily attributable to a $1,813,910 decrease in securities owned offset by a $386,703 increase in receivable from clearing broker. The decrease in total liabilities is primarily attributable to a $609,437 decrease in accrued salaries and a $391,651 decrease in securities sold, but not yet purchased. The decrease in the net assets (assets less liabilities) of $416,244 relates to the $217,338 net loss incurred by the Company for the fiscal year ended September 30, 1998, and costs from Company stock repurchases totaling $198,906 for the same period.

The Company's consolidated balance sheet at September 30, 1998, reflects a net receivable from clearing broker, for trades which had not yet settled for cash, due to the proceeds from the sale of securities exceeding the cost of securities purchased.

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

Recent market declines in the emerging markets, particularly those of Southeast Asia, have resulted in substantial declines in the valuation of Southeast Asian investment portfolios. While these market declines can provide low cost buying opportunities for clients of IAAC, declines in these markets can also cause client concerns and a reluctance to make further investments in foreign markets. Any such reluctance could lead to reduced commission revenues to the Company as well as trading losses from market price declines and overall volatility. These developments could have a material impact on the consolidated financial statements.

Results of Operations: 1998 Compared to 1997

The Company's revenues are derived primarily from commissions earned on the sale of securities and net dealer inventory and investment gains (trading income) in securities purchased or sold for the Company's account. For each of the years ended September 30, 1998 and 1997, approximately 75% of the Company's revenues were derived from commissions earned on the sale of securities, with approximately 19% and 20%, respectively, of revenues coming from net dealer inventory and investment gains.

Total revenues decreased by approximately 24% to $9,350,223 in 1998 from $12,301,621 in 1997. This decrease was primarily attributable to a $2,249,192 decrease in commission revenue primarily due to a decrease in retail security order flow. Commission revenue decreased by approximately 24% to $7,000,069 for 1998 from $9,249,261 for 1997. Revenues from commissions are affected by both retail trading volume and the dollar amount of retail trades. Based on the number of retail trades processed, 1998 volume decreased by approximately 13% from 1997 levels. In addition, the dollar average of retail trades decreased by 14% for 1998 as compared with 1997. The average number of account executives decreased from an average of 44 in 1997 to an average of 39 in 1998, or a decrease of approximately 11%.

Net dealer inventory and investment gains decreased by approximately 27% to $1,791,739 for 1998 from $2,457,892 for 1997. The decrease in net dealer inventory and investment gains is primarily attributable to decreases in both retail trading and decreases in Company investment portfolio valuations due to the volatility of the foreign and especially Asian financial markets. The decreases in retail trading and investment portfolio valuations were partially offset by increases in wholesale trading activity. The increase in wholesale trading is attributable to the ongoing development of new wholesale trading relationships by the Company as well as maintenance of existing wholesale relationships. The Company's retail trading department primarily concentrates on global securities which it believes are likely to be traded by the Company's clients. By focusing on these types of securities, trading income is more directly related to commission income and order flow.

Revenues from management and investment advisory fees decreased by approximately 9% to $73,657 for 1998 from $81,302 for 1997. The decrease is primarily due to decreases in the dollar amount of money under management as well as decreases in investment supervisory fees.

Interest and dividend revenue decreased by approximately 3% to $269,855 for 1998 from $279,041 in 1997. This decrease is partly attributable to somewhat lower yields on securities and investments held by the Company throughout the 1998 fiscal year. The decrease is also attributable to decreases in invested funds available from the operations of the Company.

Total expenses decreased by $1,433,987, or approximately 13% from 1997 as compared to 1998. This decrease in total expense is related to the corresponding decrease in total revenues. The major expenses incurred by the Company relate to direct costs of its securities operations such as commissions and clearing fees, employees compensation and benefits, communications and promotion expense.

Commissions and clearing fees decreased by $936,854, or approximately 18% from 1997 as compared to 1998. This decrease in commissions and clearing fees is directly related to the 24% decrease in commission revenue and the 27% decrease in net dealer inventory and investment gains.

Employees compensation and benefits decreased by $683,493, or approximately 26% from 1997 as compared to 1998. The decrease in employees compensation and benefits expense is primarily due to the decrease in performance based bonus expense and a decrease in retirement plan profit sharing expense. The decrease in performance based bonus and retirement plan profit sharing expense is based on the $297,159 loss before income taxes incurred for 1998 compared to the $1,220,252 income before income taxes for 1997.

Promotion expense decreased by $42,000, or approximately 3% from 1997 as compared to 1998. This decrease is primarily due to the reduction of promotion related expenditures including travel and entertainment expenditures. Expenditures by the marketing department for print media, including newsletter publication and postage, remained approximately the same for 1998 as compared to 1997.

Communications expense decreased by $45,012, or approximately 12% from 1997 as compared to 1998. This decrease is due to decreased telephone expense due to the corresponding decrease in average account executives from 44 in 1997 to 39 for 1998. Occupancy and equipment rental expense increased by $35,750, or approximately 11% from 1997 as compared to 1998. This increase was due to a scheduled rent increase previously negotiated with the owner of the Company's leased premises as well as an increase in other leased equipment expense.

Professional fees increased by $62,303, or approximately 17% from 1997 as compared to 1998. This increase is primarily due to the legal fees incurred from a closed NASD arbitration matter. Other operating expenses increased by $179,394, or approximately 32% from 1997 as compared to 1998. Approximately $100,000 of the increase in other operating expenses is for the award of the same closed arbitration matter and an additional $100,000 of the increase is for partial reimbursement of the claimants legal fees also awarded to the claimant in the same matter. Other operating expenses included various other expenses that decreased from 1997 to 1998 offsetting a portion of the expenses related to the closed arbitration matter.

As a result of the above, the Company is reporting a net loss of $217,338 for the year ended September 30, 1998. This is compared to net income of $717,869 for the year ended September 30, 1997. The Company's effective income tax benefit was approximately 26.8% for 1998 compared to the effective income tax rate of 41.2% for 1997. The effective tax rate decrease for 1998 from the expected 34% benefit is primarily due to the effect of permanent differences.

1997 Compared to 1996

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

Net dealer inventory and investment gains increased by approximately 5% to $2,457,892 for 1997 from $2,355,761 for 1996. The increase in net dealer inventory and investment gains is primarily attributable to increases in both fixed income trading and increases in the volume of wholesale trading activities. The Company's retail trading desk primarily concentrates on global securities which it believes are likely to be traded by the Company's clients. By focusing on these types of securities, retail trading income is more directly related to commission income and order flow.

Revenues from management and investment advisory fees increased by approximately 43% to $81,302 for 1997 from $56,694 for 1996. The increase is primarily due to increases in the dollar amount of money under management as well as increases in investment supervisory fees.

Interest and dividend revenue increased by approximately 6% to $279,041 for 1997 from $263,951 in 1996. This increase is partly attributable to somewhat higher yields on securities and investments held by the Company throughout the 1997 fiscal year. The increase is also attributable to increases in invested funds from profitable operations of the Company.

Total expenses increased by $975,235, or approximately 10% from 1996 as compared to 1997. This increase in total expense is partially offset by the approximate 9% increase in total revenues. The major expenses incurred by the Company relate to direct costs of its securities operations such as commissions and clearing fees, employees compensation and benefits, communications and promotion expense.

Commissions and clearing fees increased by $557,454, or approximately 12% from 1996 as compared to 1997. This increase in commissions and clearing fees is directly related to the 10% increase in commission revenue and the 5% increase in net dealer inventory and investment gains.

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

Liquidity and Capital Resources

A substantial portion of the Company's assets are liquid. At September 30, 1998, approximately 88% of the Company's assets consisted of cash, cash deposits with clearing broker (a cash equivalent), marketable securities and receivable from clearing broker, net. All assets are financed by the Company's equity capital, short-term borrowings from securities lending transactions and other payables.

IAAC is subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At September 30, 1998, IAAC had net capital of $2,961,389, which was $2,845,889 in excess of its minimum net capital requirement at that date.

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

Year 2000 Compliance

The securities industry is, to a significant extent, technologically driven and dependent. In addition to some internally utilized technological applications, the Company's businesses are materially dependant upon the performance of exchanges, market centers, counterparties, customers and vendors (collectively

"the Company's material third parties") who, in turn, may be heavily reliant on technological applications. The securities industry is interdependent with each other, strengthened or weakened by the quality and performance of its attendant information and embedded technology.

The Company is aware that the Year 2000 provides potential problems with the programming code in existing computer systems. The Year 2000 problem is extensive and complex as virtually every computer operation will be affected to some degree by the change of the two digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

The failure or faulty performance of computer systems could potentially have a far ranging impact on the Company's business such as a diminution in its ability to (a) ascertain information vital to strategic decision making by both the Company and its customers; (b) perform interest rate and pricing calculations;
(c) execute and settle proprietary and customer transactions; (d) undertake regulatory surveillance and risk management; (e) maintain accurate books and records and provide timely reports; (f) maintain appropriate internal financial operations and accounting; and (g) access credit facilities for both the Company and its customers.

Accordingly it is necessary for the Company, to the extent reasonably practicable, to identify the internal computer systems and software which are likely to have a critical impact on its operations, make an assessment of its Year 2000 readiness and modify or replace information and embedded technology as needed. Some of these critical internal data processing systems include the Company's internal Novel network, sales contact management software, general ledger accounting software, trading income calculation software and retail commission tracking programs. Assessment of these internal programs is primarily completed and final remediation in process and largely completed. In addition, the Company must make a Year 2000 readiness assessment for the Company's material third parties.

Because the Company utilizes the services of Wexford Clearing Services Corporation ("Wexford") in its business, data processing system aspects of the Year 2000 problem related to securities clearing, custody of client securities, back office operations, cashiering and margin and credit will be addressed by Wexford (a wholly owned guaranteed subsidiary of Prudential Securities Incorporated "Prudential"). Although Wexford is the contracting party for the provision of these critical services, Wexford in fact delivers those services through the operations of Prudential, a leading registered broker and dealer. Consequently, it is the readiness of Prudential that is critical when assessing the Year 2000 compliance of the clearing and operations capacity of the Company's active broker-dealer. Prudential has been assessed, by internal industry standards established by the Securities Industry Association, to be within the top tier of Year 2000 readiness. In recent industry-wide testing conducted by the Securities Industry Association, in which Prudential took part, Prudential and other participants were able to input transactions and send them to the appropriate markets for execution, confirmation and clearance under simulated Year 2000 conditions.

Additionally, the Company has assessed the state of readiness of almost all known technologically oriented service vendors and believes, based on letters of certification, that the vast majority of these vendors are Year 2000 compliant with the remainder expected to be compliant before April 1999. This determination does not mean that the vast majority of the Company's material third parties pose no Year 2000 risk to the Company. First, the Company is relying in large measure on these parties' assessments of their readiness.
Second, there are several vendors, which account for a substantial portion of the Company's mission critical operations, which may be partially or largely, but not fully, Year 2000 compliant. Finally, certain critical third parties, such as exchanges, clearing houses, depositaries and other service vendors have no direct functional contact with the Company (as they operate directly with Wexford) but may impact the Company's operations.

During fiscal year 1997 the Company began the strategic review process as it relates to the Year 2000 process. The Board of Directors of the Company approved the Company's Year 2000 plan at its meeting on July 17, 1998. This plan includes all phases necessary and budgetary consideration for each fiscal year through the Year 2000.

The Year 2000 remediation plan and process includes (1) identification, modification and testing of non-compliant Year 2000 code; (2) identification, inventory, assessment and, if necessary, modification of internal ad hoc systems or applications that may be material to the Company's operations; (3) with the exception of counterparties and customers, documentation of the assessment of the readiness of the Company's material third parties; and (4) a timetable for completion of all year 2000 plans implementation steps for amendment to the plan as required. Specifically, the Company intends to test the Year 2000 readiness of its major vendor for market data and undertake certain disaster recovery simulations of its systems by April 1999. During the year ended September 30, 1998 the Company incurred approximately $76,000 of costs related to the Year 2000 problem. The Company has budgeted a total of $193,000 for Year 2000 related costs for the 20 month period from June 1998 through January 2000. This Year 2000 budget will be funded from the working capital of the Company. Provided there is an absence of unanticipated critical events, the Company does not expect Year 2000 costs to have a material effect on its operating results, financial condition or cash flows.

At this stage the Company has not developed any substantial Year 2000 contingency plans for the following reasons: (1) the Company has minimal internally generated systems; (2) the Company's vendors have represented that they are either currently Year 2000 compliant or will become so by April 1999;
(3) there are no alternatives in the event the exchanges or other market centers fail to perform; and (4) the Company believes it is highly likely that the factors which may present a particular clearing firm from performing would similarly affect all other clearing firms which would either preclude the availability of alternative clearing service providers or overwhelm the resources of surviving alternative clearing services providers. The Year 2000 presents a problem which is not likely to be susceptible to remediation at a future date if it is not fixed in advance. The Company will, however, continue to consider the viability of a contingency plan on a system-by-system basis.

The Company is cautiously optimistic about its current state of readiness and its ability to make any further necessary modifications to internal systems in time for the Year 2000. The Company also believes that its major third party service provider, Prudential/Wexford, has undertaken a systematic approach to the Year 2000 problem and will complete its plan which is designed to achieve a state of readiness. However, there are factors outside the control of the Company which make certainty impossible such as: (1) the inability to assess the readiness of market counterparties and customers; (2) the inability to achieve assurance as to any material third parties' representations of readiness; (3) the global exposure to material third parties to Year 2000 problems outside the United States which have a corresponding effect within the domestic securities markets and operations; and (4) the limitations in anticipating all aspects of a problem with which there is no prior historical experience. The presence of any or all of these and other factors may well have a material adverse effect on the Company's business, operating results, financial condition and cash flows.

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

   ITEM 7.            CONSOLIDATED FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page

  Independent Auditors' Report......................................    F-1

  Consolidated Balance Sheets as of
         September 30, 1998 and 1997................................    F-2

  Consolidated Statements of Operations for the Years Ended
         September 30, 1998 and 1997................................    F-4

   Consolidated Statements of Stockholder' Equity for the Years Ended
         September 30, 1998 and 1997................................    F-5

    Consolidated Statements of Cash Flows for the Years Ended
         September 30, 1998 and 1997................................    F-6

    Notes to Consolidated Financial Statements......................    F-8


                          Independent Auditors' Report

The Board of Directors
International Assets Holding Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheets of International Assets Holding Corporation and Subsidiaries as of September 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Assets Holding Corporation and Subsidiaries as of September 30, 1998 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP


Orlando, Florida
November 17, 1998

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           September 30, 1998 and 1997





                   Assets                                   1998        1997
                                                          ---------   ---------

Cash                                             $      617,628       551,257
Cash deposits with clearing broker                    2,424,486     2,415,582
Foreign currency                                          3,961         -
Receivable from clearing broker, net                    791,753       405,050
Other receivables                                        63,523        58,602
Securities owned, at market value                     2,014,734     3,828,644
Income taxes receivable                                  67,398         3,655
Deferred income tax benefit                             127,065        48,851

Property and equipment, at cost:
    Leasehold improvements                               52,953        52,953
    Furniture and equipment                             902,719       843,995
                                                      -----------    ---------
                                                        955,672       896,948

Less accumulated depreciation and amortizatio          (605,059)     (456,822)
                                                      -----------    ---------
                   Net property and equipment           350,613       440,126

Other assets, net of accumulated amortization of
    $118,504 in 1998 and $88,750 in 1997                 98,920       176,447




                                                     ------------    ---------
                   Total assets                $      6,560,081     7,928,214
                                                     ============    =========


See accompanying notes to consolidated financial statements.










                                       F-2






          Liabilities and Stockholders' Equity              1998       1997
                                                        ----------- ----------

Liabilities:
    Foreign currency sold, but not yet purchased       $    7,206       3,992
    Securities sold, but not yet purchased, at market
          value                                           290,403     682,054
    Accounts payable                                       72,600     116,067
    Accrued employee compensation and benefits            291,536     900,973
    Accrued expenses                                      352,544     268,314
    Deferred income taxes                                  16,797      20,059
    Other liabilities                                     117,845     109,361

                                                        ----------- ----------
                   Total liabilities                    1,148,931   2,100,820
                                                        ----------- ----------


Stockholders'equity:

    Preferred stock, $.01 par value.  Authorized 1,000,000
       shares; issued and outstanding -0- shares          ------     ------
    Common stock, $.01 par value.  Authorized 3,000,000
       shares; issued and outstanding 1,481,574 and 1,411,262
       shares in 1998 and 1997, respectively               14,816      14,113
    Additional paid-in capital                          3,564,648   3,125,043
    Retained earnings                                   1,831,686   2,688,238
                                                       ----------  ----------
         Total stockholders' equity                     5,411,150   5,827,394

Commitments and contingent liabilities
                                                        ==========  ==========
        Total liabilities and stockholders' equity    $ 6,560,081   7,928,214
                                                        ==========  ==========







            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended September 30, 1998 and 1997



                                                          1998          1997
                                                       ------------  ----------

Revenues:
    Commissions                                      $  7,000,069     9,249,261
    Net dealer inventory and investment gains           1,791,739     2,457,892
    Management and investment advisory fees                73,657        81,302
    Account maintenance fees                              164,238       148,395
    Interest and dividends                                269,855       279,041
    Other                                                  50,666        85,730
                                                       ------------  ----------
                     Total revenues                     9,350,223    12,301,621
                                                       ------------  ----------

Expenses:
    Commissions and clearing fees                       4,289,969     5,226,823
    Employees compensation and benefits                 1,926,792     2,610,285
    Communications                                        328,295       373,307
    Promotion                                           1,186,344     1,228,344
    Occupancy and equipment rental                        361,234       325,484
    Interest                                                5,704         3,543
    Professional fees                                     426,291       363,988
    Insurance                                             197,718       219,823
    Depreciation and amortization                         177,991       162,122
    Other operating expenses                              747,044       567,650
                                                       ------------  ----------

                     Total expenses                     9,647,382    11,081,369
                                                       ------------  ----------
                     Income (loss) before income taxes   (297,159)    1,220,252

Income tax expense (benefit)                              (79,821)      502,383
                                                       ============  ==========
                     Net income (loss)          $        (217,338)      717,869
                                                       ============  ==========

Earnings (loss) per share:
       Basic                                    $           (0.14)         0.45
                                                       ============  ==========

       Diluted                                  $           (0.14)         0.44
                                                       ============  ==========

Weighted average number of common shares outstanding:
       Basic                                            1,533,534     1,578,966
                                                       ============  ==========

       Diluted                                          1,533,534     1,643,001
                                                       ============  ==========
See accompanying notes to consolidated financial statements.


            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                     Years ended September 30, 1998 and 1997




                                                                     Additional                                         Total
                                            Preferred     Common       paid-in         Retained       Treasury       stockholders'
                                              stock        stock       capital         earnings        stock           equity
                                        -------------- ------------- -------------  --------------  ------------  -----------------
Balances at September 30, 1996    $          ------       14,508      3,237,125       1,990,748        ------         5,242,381

Acquisition of 24,025 common
      shares                                 ------       ------        ------          ------       (75,700)           (75,700)
Acquisition of 15,500 common
      shares                                 ------       ------        ------          ------       (57,156)           (57,156)
Retirement of 39,525 common
      shares held in treasury                ------         (395)      (112,082)        (20,379)     132,856             ------
Net income                                   ------       ------        ------          717,869        ------           717,869
                                         ------------- ------------- -------------  --------------  ------------- -----------------
Balances at September 30, 1997               ------       14,113      3,125,043       2,688,238        ------         5,827,394

Acquisition of 63,336 common
      shares                                 ------     ------          ------          ------      (168,297)          (168,297)
Acquisition of  7,000 common
      shares                                 ------     ------          ------          ------       (30,609)           (30,609)

Retirement of 70,336 common
     shares held in treasury                 ------         (703)      (134,379)        (63,824)     198,906             ------
10% stock dividend                           ------        1,406        573,984        (575,390)     ------              ------

                                        ============== ============= =============== ============== =================  ============
Balances at September 30, 1998   $           ------       14,816      3,564,648       1,831,686      ------           5,411,150
                                        ============== ============= =============== ============== =================  ============


See accompanying notes to consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended September 30, 1998 and 1997



                                                                                       1998               1997
                                                                                -----------------   -----------------

Cash flows from operating activities:
    Net income                                                             $        (217,338)            717,869
    (loss)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization                                              177,991             162,122
          Deferred income taxes                                                      (81,476)            (17,843)
          Cash provided by (used for) changes in:
            Receivable from clearing broker, net                                    (386,703)           (167,914)
            Receivable from affiliated company                                        -----               26,542
            Other receivables                                                         (4,921)             49,483
            Securities owned, at market value                                      1,813,910             (39,052)
            Income taxes receivable                                                  (63,743)             (3,655)
            Other assets                                                              47,773             (18,744)
            Securities sold, but not yet purchased at market value                  (391,651)           (347,027)
            Accounts payable                                                         (43,467)              5,034
            Accrued employee compensation and benefits                              (609,437)             57,029
            Accrued expenses                                                          84,230             111,993
            Income taxes payable                                                       -----            (121,318)
            Other liabilities                                                          8,484               4,627
                                                                                 -----------------   -----------------
            Net cash provided by operating activities                                333,652             419,146
                                                                                 -----------------   -----------------


Cash flows from investing activities:
    Acquisition of property and equipment and other assets                           (58,724)           (250,096)
                                                                                 -----------------  -----------------

            Net cash used for investing activities                                   (58,724)           (250,096)
                                                                                 -----------------   -----------------

Cash flows from financing activities:
    Acquisition of common shares related to repurchase program                       (30,609)            (57,156)
    Acquisition of common shares related to terminated
       ESOP participants and RSP participants                                       (168,297)            (75,700)
                                                                                 -----------------   -----------------
            Net cash used for financing activities                                  (198,906)           (132,856)
                                                                                 -----------------   -----------------
            Net increase in cash and cash equivalents                                 76,022              36,194

Cash and cash equivalents at beginning of year                                     2,962,847           2,926,653
                                                                                 =================   =================
Cash and cash equivalents at end of year                                      $    3,038,869           2,962,847
                                                                                 =================   =================






                                                                 (Continued)
                                       F-6

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended September 30, 1998 and 1997




                                                                                       1998                1997
                                                                                 -----------------   -----------------

Supplemental disclosures of cash flow information:
    Cash paid for interest                                                    $          5,704             3,543
                                                                                 =================   =================

    Income taxes paid                                                             $         75,399           645,200

                                                                                 =================   =================

Supplemental disclosure of noncash financing activities:
    On January 20, 1998, the Company issued 140,648 shares of common stock in conjunction with a ten percent stock dividend.

See accompanying notes to consolidated financial statements.




            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997



(1) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts of International Assets Holding Corporation (the Company or the parent company) and its five wholly-owned subsidiaries, International Assets Advisory Corp., International Assets Management Corp., Global Assets Advisors, Inc., International Financial Products, Inc. and International Trader Association, Inc. International Assets Advisory Corp. is a registered broker/dealer under the Securities Act of 1934. Its securities transactions are cleared through Wexford Clearing Services
Corporation (a wholly-owned, guaranteed subsidiary of Prudential Securities Incorporated) on a fully disclosed basis. International Assets Management Corp. was formed to manage the physical assets of the Company. Global Assets Advisors, Inc. provides investment advisory and account management services. International Financial Products, Inc. is inactive but was formed to market products which are not investments, but are related to the financial industry. International Trader Association, Inc. was formed to capitalize on the use of recent and future technology developments that relate to the securities industry and has had minimal start-up activity to date. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Reclassifications

Certain prior year amounts have been reclassified to conform to fiscal year end 1998 presentation. These changes had no impact on previously reported results of operations or stockholders' equity.

(c) Cash and Cash Equivalents

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

(d) Financial Instruments

As of September 30, 1998 and 1997, the carrying value of the Company's financial instruments including cash, cash deposits with clearing broker, foreign currency, receivables, accounts payable and accrued expenses approximate their fair values, based on the short-term maturities of these instruments. Additionally, the carrying value of securities owned and any securities and foreign currency sold, but not yet purchased, approximate their fair value at September 30, 1998 and 1997 as they are based on quoted market prices.


                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997




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

As of September 30, 1998, securities includes a limited partnership ownership interest of $86,992. The limited partnership ownership interest is recorded at fair value, which has been determined by management. This limited partnership ownership interest is held for the Company's investing purposes and is not held for sale to the Company's customers.

(f) Revenue Recognition

The revenues of the Company are derived principally from commissions earned on the sale of securities, from management and investment advisory fees, from account maintenance fees charged to customers and from realized and unrealized trading income in securities purchased or sold for the Company's account.
Commission and trading income are recorded as of the trade date of the securities. Interest income is recorded on the accrual basis and dividend income is recognized upon receipt.

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

                                                 (Continued)

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997


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

(i) Advertising

The Company expenses costs of advertising as incurred and has included these expenses in promotion expenses in the accompanying consolidated statements of operations. Advertising costs for the years ended September 30, 1998 and 1997 were $872,882 and $816,835, respectively.

(j) Stock Option Plan

Prior to October 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On October 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

                                                  (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997



(l) Earnings Per Share

Basic earnings (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings
(loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares, amounting to 64,035 shares for the year ended September 30, 1997, reflect the potential dilution that could occur if options to issue common stock were exercised.

Options to purchase 170,000 shares of common stock were excluded from the calculation of diluted earnings per share for the year ended September 30, 1997 because their exercise prices exceeded the average market price of common shares for the period. All options were excluded from the calculation of diluted earnings (loss) per share for the year ended September 30, 1998, because their inclusion would have been antidilutive.

(m) Future Application of Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently reviewing SFAS 133 to see what impact, if any, it will have on the Company.


(2) Related Party Transactions

During the years ended September 30, 1998 and 1997, the Board of Directors of the Company approved the reimbursement of approximately $39,000 and $100,000, respectively, of expenses incurred in connection with responding to issues raised during a Securities and Exchange Commission (SEC) inspection of an affiliated company.




                                                            (Continued)

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997



3) Securities Owned and Securities Sold, But Not Yet Purchased

Securities owned and securities sold, but not yet purchased at September 30, 1998 and 1997 consist of trading and investment securities at market values as follows:


                                                                                                        Sold, but not
                                                                                                            yet
                                                                                    Owned                Purchased
                                                                                  __________          ________________

          1998:

            Obligations of U.S. Government                                     $     373,841                   --

            Common stock and American Depository Receipts                            836,057                290,403

            Corporate and municipal bonds                                            341,066                   --

            Foreign government obligations                                            26,713                   --

            Unit investment trusts, mutual funds and other investments
                                                                                     437,057                   --
                                                                                  -----------------    -----------------

                                                                               $   2,014,734                290,403
                                                                                  =================    =================

          1997:
            Obligations of U.S. Government                                     $     933,766                   --
            Common stock and American Depository Receipts                          1,302,419                682,054
            Corporate and municipal bonds                                            426,254                   --
            Foreign government obligations                                            68,591                   --
            Unit investment trusts, mutual funds and other investments
                                                                                   1,097,614                   --
                                                                                  -----------------    -----------------

                                                                                   3,828,644                682,054
                                                                                  =================    =================



(4) Financial Instruments with Off-Balance Sheet Risk

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker/dealer. As of September 30, 1998 and 1997, the Company remains liable for a number of equity securities it has sold, which are owned by outside parties (see note 3). Risks arise from movements in the value of these securities which the Company must purchase to cover those previously sold.
                                                          (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997


(5) Liabilities Subordinated to Claims of General Creditors

During the years ended September 30, 1998 and 1997, International Assets Advisory Corp. (IAAC) did not have any liabilities which were subordinated to the claims of general creditors.

6) Capital and Cash Reserve Requirements

As of September 30, 1998 and 1997, IAAC is subject to the SEC uniform net capital rule (Rule 15c3-1), which requires the maintenance of minimum net capital at an amount equal to the greater of $100,000, 6-2/3% of aggregate indebtedness, or $2,500 for each security in which a market is made with a bid price over $5 and $1,000 for each security in which a market is made with a bid price of $5 or less with a ceiling of $1,000,000, and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. At September 30, 1998, IAAC had excess net capital of approximately $2,845,889 and a ratio of aggregate indebtedness to net capital of approximately .27 to 1.

IAAC is exempt from customer reserve requirements and providing information relating to possession or control of securities pursuant to Rule 15c3-3 of the Securities and Exchange Act of 1934. IAAC meets the exemptive provisions of Paragraph (k)(2)(ii).
(7) Leases

The Company is obligated under various noncancelable operating leases for the rental of its office facilities and certain office equipment. Rent expense associated with these operating leases amounted to $284,800 and $264,045 for the years ended September 30, 1998 and 1997, respectively. The future minimum lease payments under noncancelable operating leases as of September 30, 1998 are as follows:


               Year ending September 30,

                    1999                                                            $           319,000
                    2000                                                                        330,100
                    2001                                                                        236,200
                    2002                                                                         29,500
                    2003                                                                         27,500
               Thereafter                                                                         3,200
                                                                                       -----------------

               Total future minimum lease payments                                  $           945,500
                                                                                       =================

                                                                    (Continued)

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997



8) Income Taxes

Income tax expense (benefit) for the years ended September 30, 1998 and 1997 consists of:


                                                         Current            Deferred              Total

       ------------------------------------
           1998:
       ------------------------------------
                Federal                           $         1,345             (69,568)            (68,223)
       ------------------------------------
                State                                         310             (11,908)            (11,598)
                                                     ----------------    ----------------    ----------------

                                                  $         1,655             (81,476)            (79,821)
                                                     ================    ================    ================

           1997:
                Federal                           $       444,439             (15,244)            429,195
                State                                      75,787              (2,599)             73,188
                                                     ----------------    ----------------    ----------------

                                                  $       520,226             (17,843)            502,383
                                                     ================    ================    ================


Total income tax expense (benefit) for the years ended September 30, 1998 and 1997 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes as a result of the following:



                                                                   1998                               1997
                                                       -----------------------------      -----------------------------
                                                                            % of                               % of
                                                                           pretax                             pretax
                                                       Amount              income          Amount             income
                                                       --------------    ------------      ------------     ------------

       Computed "expected" tax expense (benefit)
                                                    $     (101,034)         (34.0)%     $      414,885          34.0%
       Increase (decrease) in income tax
         expense resulting from:
              State income taxes, net of
         federal income tax benefit                         (7,655)          (2.6)              46,927           3.9
              Meals and entertainment
         expense not deductible for                         21,552            7.3               27,034           2.2
         tax purposes
              Memberships, net                               7,076            2.4               10,002            .8
              Other, net                                       240             .1                3,535            .3
                                                       --------------    ------------      ------------     ------------

                                                    $      (79,821)         (26.8)%    $       502,383          41.2%
                                                       ==============    ============      ============     ============


                                                                   (Continued)

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997



Deferred income taxes as of September 30, 1998 and 1997 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial statement purposes and such amounts as measured by tax laws. The temporary differences give rise to deferred tax assets and liabilities, which are summarized below as of September 30, 1998 and 1997:



                                                                                       1998                   1997
                                                                                     ---------             ---------


       Gross deferred tax liabilities:

         Accumulated depreciation and amortization                             $        (16,797)              (20,059)
                                                                                  ----------------      -----------------

       Gross deferred tax assets:
         Accrued reserves                                                                84,667                11,400
         Rent abatement                                                                   8,208                14,144
         Amortization of other assets                                                    29,885                23,307
         Contributions carryover                                                          4,305                  --
                Total gross deferred tax assets                                         127,065                  --
                                                                                  ---------------      ------------------

                                                                               $        110,268                28,792
                                                                                  ===============      ==================


There was no valuation allowance for deferred tax assets as of September 30, 1998 and 1997. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of September 30, 1998, based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

(9) Employee Benefit Plans

IAAC has an Employee Stock Ownership Plan (ESOP) with 401(k) features which enables generally all Company employees who have completed one year of continuous service and who have attained the age of twenty-one to acquire shares of the parent Company's common stock. The 401(k) feature allows employees to elect to defer a portion of their salary into the ESOP. The amount contributed reduces the employee's taxable compensation. IAAC has the option to make a matching contribution based on a percentage of the participants' contributions. The ESOP is a "nonleveraged" ESOP as of September 30, 1998 and 1997.
                                                       (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997



IAAC  implemented  a  defined  contribution   Retirement  Savings  Plan  ("RSP")
effective January 1, 1995. All employees who have completed one year of continuous service and who have attained the age of twenty-one are eligible for the RSP. The contributions to the RSP are at the sole discretion of IAAC.

IAAC's contributions to the various employee benefit plans for the years ended September 30, 1998 and 1997 are summarized as follows:


                                                                                       1998                 1997
                                                                                   ------------         ------------


             RSP                                                               $         --                  64,600
             ESOP- 401(k) portion                                                       1,209                59,864
                                                                                  ---------------       -----------

                                                                               $        1,209               124,464
                                                                                  ===============       ===========


Benefits under the ESOP feature of the plan, which gradually vest over seven years, and benefits under the 401(k) feature of the ESOP relative to participant contributions, which are fully vested at all times, are paid upon death, disability, retirement or termination of employment.

As of September 30, 1998 and 1997, 312,120 and 336,690 common shares of the Company were allocated to ESOP participants, respectively. During the years ended September 30, 1998 and 1997, 58,238 and 24,025 common shares of the Company were purchased from terminated ESOP participants.

As of September 30, 1998 and 1997, 56,896 and 56,350 common shares of the Company were allocated to RSP participants, respectively. During the years ended September 30, 1998 and 1997, 5,089 and -0- common shares of the Company were purchased from terminated RSP participants.

10) Stock Options

The International Assets Holding Corporation Stock Option Plan (the Plan) was adopted by the Board of Directors of the Company and approved by the Company's stockholders during January 1993. The Plan permits the granting of awards to employees and directors of the Company and its subsidiaries in the form of stock options. Stock options granted under the Plan may be "incentive stock options" meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified options which do not meet the requirements of Section
422. As of September 30, 1998, a total of 500,000 shares of the Company's common stock had been reserved for issuance pursuant to options granted under the Plan.

                                                       (Continued)

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997



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

At September 30, 1998, there were 57,500 additional shares available for grant under the Plan. Using the Black Scholes option-pricing model, the per share weighted-average fair value of stock options granted during 1998 and 1997, where exercise price equals the market price of the stock on the grant date, was $1.83 and $2.15, respectively.

The following weighted average assumptions were used:


                                                                                       1998                   1997
                                                                                  ----------------       ---------------


               Exercise price equal to market price on grant date
                  Expected risk-free interest rate                                        5.56%                 6.40%
                  Expected life                                                       6.0 years             7.0 years
                  Expected volatility                                                    55.60%                60.10%
                  Expected dividend yield                                                 0.00%                 0.00%


The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                                      1998                   1997
                                                                                  --------------       -------------

         Net income (loss)                               As reported        $     (217,338)             717,869
                                                         Pro forma          $     (305,656)             626,736

         Basic earnings (loss) per share                 As reported        $         (.14)                0.45
                                                         Pro forma          $         (.20)                0.40

         Diluted earnings (loss) per share               As reported        $         (.14)                0.44
                                                         Pro forma          $         (.20)                0.38



                                                            (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997



Pro forma net income (loss) reflects only options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' expected life ranging from 5 to 7 years and compensation cost for options granted prior to October 1, 1995 is not considered.

Stock option activity during the fiscal years ended September 30, 1997 and 1998 is as follows:





                                                                                                   Weighted-average
                                                                                                    exercise price
                                                                            Number of
                                                                             shares
                                                                         ----------------          -----------------

             Outstanding at September 30, 1996                                 425,000          $         3.28
                Granted                                                         40,000                    3.24
                Exercised                                                           --                      --
                Forfeited                                                           --                      --
                Expired                                                             --                      --
                                                                         ----------------          -----------------

             Outstanding at September 30, 1997                                 465,000                 $  3.28
                Granted                                                         20,000                    3.13
                Exercised                                                           --                      --
                Forfeited                                                      (42,500)                   3.88
                Expired                                                             --                      --
                                                                         ----------------          -----------------

             Outstanding at September 30, 1998                                 442,500          $         3.24
                                                                         ================          =================



At September 30, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.27 - $5.11 and 6.53 years, respectively.

At September 30, 1998 and 1997, the number of options exercisable was 201,500 and 145,500, respectively, and the weighted-average exercise price of those options was $3.64 and $3.89, respectively.

                                                            (Continued)

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997



Qualified Incentive Stock Options

As of September 30, 1998, options outstanding under qualified incentive stock options, including their grant date, exercise price and expiration date, were as follows:



              Options                                                 Exercise
              outstanding           Grant Date                          Price            Expiration Date
             ____________        ___________________                __________          ________________

               85,000            January 23, 1993              $          4.64           January 23, 2003
               40,000            August 12, 1994                          5.00           August 12, 2004
               10,000            December 21, 1995                        2.73           December 21, 2005
              110,000            December 28, 1995                        2.50           December 28, 2005
              105,000            December 28, 1995                        2.27           December 28, 2005
                5,000            March 7, 1996                            2.73           March 7, 2006
               30,000            December 11, 1996                        3.01           December 11, 2006
               10,000            August 26, 1997                          3.92           August 26, 2007
               10,000            February 13, 1998                        3.38           February 13, 2008
         ------------------

              405,000
         ==================


The options granted on January 23, 1993 are exercisable at 25% per year beginning two years from the date of grant. The options granted on August 12, 1994, December 21, 1995, March 7, 1996, December 11, 1996, August 26, 1997 and
February 13, 1998, are exercisable at 20% per year beginning three years from the date of grant. The options granted on December 28, 1995 are exercisable at 20% per year beginning one year from the date of grant.

As of September 30, 1998 and 1997, no options have been exercised and 187,000 and 126,000 options, respectively, were exercisable under qualified incentive stock options.

                                                  (Continued)

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           September 30, 1998 and 1997


Nonqualified Options

As of September 30, 1998, options outstanding under nonqualified options, including their grant date, exercise price and expiration date, were as follows:


              Options                                              Exercise
            outstanding                 Grant date                  Price                 Expiration date
          ________________           _________________              ______             ___________________



               10,000                May 13, 1994                    5.11           May 13, 2004
               17,500                December 28, 1995               2.27           December 28, 2005
               10,000                July 20, 1998                   2.88           July 20, 2008
         ------------------

               37,500
         ==================


The nonqualified options granted May 13, 1994 are exercisable at 25% per year beginning two years from the date of grant. The nonqualified options granted December 28, 1995 and July 20, 1998 are exercisable at 20% per year beginning one year from the date of grant.

As of September 30, 1998 and 1997, no options have been exercised and 14,500 and 19,500 options, respectively, were exercisable under nonqualified stock options.

(11) Preferred Stock

The Company has authorized 1,000,000 shares of its preferred stock for issuance at a par value of $.01 per share. As of September 30, 1998 and 1997, no shares have been issued and the specific rights and privileges of these shares have not yet been determined by the Board of Directors.

(12) Warrants

The Company had reserved 697,902 shares of its common stock for issuance upon exercise of 697,902 outstanding warrants. The warrants, which were issued in connection with the Company's initial offering of common stock to the public in March of 1994, were exercisable at a price of $5.45 per share (as adjusted for stock dividend) and expired unexercised on February 11, 1997.


                                                                 (Continued)

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997



13) Stock Dividend

On December 15, 1997, the Company declared a ten percent stock dividend to shareholders of record as of December 26, 1997. On January 20, 1998, the Company issued 140,648 shares of common stock in conjunction with this dividend. Accordingly, amounts equal to the fair market value (based on quoted market prices as adjusted) of the additional shares issued have been charged to retained earnings and credited to common stock and additional paid-in capital.

Earnings per common share, weighted average shares outstanding, and all stock option activity have been restated to reflect the ten percent stock dividend.

14) Commitments and Contingent Liabilities

The Company has entered into employment agreements with its chief executive officer and chief operating officer which expire March 25, 1999. Under the terms of the agreements, the two officers will receive a specified annual compensation, a bonus to each officer equal to 10% of consolidated income before income taxes, monthly automobile allowances and reimbursement for personal income tax preparation fees. In the event of termination of the agreements by the Company other than for cause, as defined, or if the executives resign as a result of a breach by the Company, the agreements provide for payments to such individuals in an amount equal to 100% of their total compensation for 24 months following the date of termination. In addition, upon termination of the agreements by the Company prior to their expiration, other than for cause or if the executives resign as a result of a breach by the Company, the Company has agreed, at the option of the executives, to the extent such payments may be made under applicable law, to repurchase within 60 days of such termination at market value (average of bid and asked prices) all shares of stock of the Company owned by the executives, including ESOP shares, which amount to approximately 578,000 common shares as of September 30, 1998. In addition, these executives have 220,000 option shares granted of which 112,000 are vested at September 30, 1998. The agreements also contain nondisclosure and noncompetition provisions.

On March 13, 1996, the Company announced that the Board of Directors authorized the Company to repurchase up to $500,000 of its common stock in the open market for the remainder of fiscal year 1996. On October 1, 1996, the Company, being authorized by the Board of Directors, extended the buyback program through the end of fiscal year 1997. On September 2, 1997, the Company, being authorized by the Board of Directors, extended the buyback program through December 31, 1997. On November 10, 1998, the Company, being authorized by the Board of Directors, extended the buyback program through September 30, 1999. The stock purchases will be made in the open market from time to time as market conditions permit. The Company is required to comply with Rule 10b-18 of the Securities and Exchange Commission which regulates the specific terms in which shares may be repurchased. As of September 30, 1998, the Company had repurchased a total of 35,630 shares under this program since its inception at a total repurchase cost of $129,233.
                                                  (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1998 and 1997


In addition, concurrent with the open market repurchase program, the Company has repurchased and retired an additional 89,757 shares from terminated participants of the Company's ESOP and RSP for a total cost of $243,997 since the inception of the program.

On September 30, 1998, the Company signed a 50/50 Joint Venture Agreement (JV) with Lakeside Investments, LLC (Lakeside) of New York. On October 1, 1998, the joint venture effected the incorporation of International Assets New York, LLC
(IANY) a 50/50 owned entity formed to transact the business for the JV. IANY has elected partnership federal income tax treatment. Each party will contribute an equal capital contribution of $100,000 with an additional optional $100,000 contribution at a later date. A principal of Lakeside will actively manage the new business. IANY will offer a variety of financial strategies to high net worth private investors resident in the United States and certain foreign countries. IANY is in the process of negotiating an office lease as well as other equipment and furniture leases. The Company expects to sign 50/50 guarantees for the execution of these prospective leases. The Company will account for this investment under the equity method of accounting. As of September 30, 1998, no amounts have been funded.

During the year ended September 30, 1998, the Company received notification from a National Association of Securities Dealers (NASD) arbitration panel that an award of $99,845 plus $100,000 reimbursement for a portion of a claimant's legal fees was awarded. During the year ended September 30, 1997, the Company settled certain client matters arising in the normal course of business totaling $146,000. These costs have been included in other operating expenses in the accompanying consolidated statements of operations.

The Company is party to certain litigation as of September 30, 1998 which relates primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these items will not have a material adverse effect on the Company's consolidated financial statements.


15) Subsequent Events

On October 1, 1998, one qualified employee incentive stock option for 5,000 shares with an exercise price of $1.78125 was authorized. The options granted on October 1, 1998 are exercisable at 20% per year beginning three years from the date of grant.

On November 2, 1998, two qualified employee incentive stock options for 100,000 and 20,000 shares with an exercise price of $1.50 were authorized. Also on November 2, 1998, one qualified employee incentive stock option for 100,000 shares with an exercise price of $1.65 was authorized. The options granted on November 2, 1998 are exercisable at 33% per year beginning one year from the date of grant. The options issued November 2, 1998 are issued subject to shareholder approval including an amendment to the stock option plan to increase the number of shares issuable under the plan from 500,000 shares to 700,000 shares. The next shareholder's meeting is scheduled for February 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table lists certain information about the directors, executive officers and significant employees of the Company:



                                   Director    Officer
    Name                     Age     Since      Since       Position
    ____                     ___   ________    _______      ________

    Diego J. Veitia            55    1987       1987        Director, Chairman of the Board and Chief
                                                            Executive Officer

    Jerome F. Miceli           55    1990       1991        Director, President, Chief Operating Officer and
                                                            Treasurer

    Stephen A. Saker           52    1990       1991        Director, Vice President and Secretary

    Elmer L. Jacobs            63    1994                   Director of the Company

    Robert A. Miller, PhD      55    1998         -         Director of the Company

    Jonathan C. Hinz           36      -        1995        Vice President and Controller



Each of the Company's directors have been elected to serve until the next annual meeting of stockholders and until his respective successor is elected and qualified. Officers are elected annually by the Board of Directors.

Diego J. Veitia founded the Company in 1987 to serve as a holding company for IAAC and other subsidiaries. He has served as Chairman of the Board, director and Chief Executive Officer of the Company since its inception. He also served as President of the Company from 1987 until 1991. Mr. Veitia founded IAAC in 1981 and has served as Chairman of the Board and director since that time. Mr. Veitia is also currently serving as Chairman and Chief Executive Officer of GAA, IAMC, IFP and Chairman of ITA. Mr. Veitia also serves as Chairman of Veitia and Associates, Inc., an inactive registered investment advisor. Mr. Veitia served as Chairman of All Seasons Global Fund, Inc., a publicly held closed-end management investment company from October 1987 until October 1996. During the last five years Mr. Veitia has also served as director of America's All Seasons Income Fund, Inc., an inactive management investment company

Jerome F. Miceli has been a director of the Company since 1990 and has served as President, Chief Operating Officer and Treasurer of the Company since 1991. Mr. Miceli has also served as President, Chief Executive Officer, Treasurer and director of IAAC since 1990. Mr. Miceli currently serves as President, Treasurer and Director of GAA, IAMC and IFP. Mr. Miceli also serves as CEO, President and Treasurer of ITA. In addition, from December 1990 until October 1996, Mr. Miceli served as Treasurer and director of All Seasons Global Fund Inc., a publicly held closed-end management investment company. Mr. Miceli is also President of Veitia and Associates, Inc., an inactive registered investment advisor.

Stephen A. Saker has been a director of the Company since 1990 and has served as Secretary and Vice President of the Company since 1991. Mr. Saker has also served as director, Executive Vice President and Secretary of IAAC since 1985. Mr. Saker currently serves as Vice President, Secretary and Director of GAA, IAMC and ITA. Since November 1991, Mr. Saker has served as Vice President and Secretary of Veitia and Associates, Inc., an inactive registered investment advisor. Mr. Saker also served as Secretary and director of All Seasons Global Fund, Inc. from October 1987 until October 1996.

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

Robert A. Miller, Ph.D. became a director of the Company in February 1998. Dr. Miller has served as President of Nazareth College in Rochester, New York since 1998. Dr. Miller served as the Academic Vice President of Queens College in Charlotte, North Carolina from 1994 to 1998. In addition, Dr. Miller served as Provost of Antioch University in Ohio from 1991 to 1994. Dr. Miller served as a director of All Seasons Global Fund, Inc. from 1988 until 1996.

Jonathan C. Hinz joined the Company in October 1995 and serves as Vice President and Controller for the Company and Controller of IAAC, GAA and ITA. Prior to joining the Company, Mr. Hinz served as Chief Financial Officer and Controller of Computer Science Innovations, Inc. from 1987 to 1995. Mr. Hinz is a certified public accountant.

Compliance with Section 16(a) of the Exchange Act

Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, the Company's executive officers, directors and owners of in excess of 10% of the issued and outstanding common stock are required to file with the SEC reports of ownership and changes in ownership of the common stock of the Company. Copies of such reports are required to furnished to the Company. Based solely on the review of such reports furnished to the Company, the Company believes that during fiscal year 1998, all of its executive officers and directors complied with the Section 16(a) requirements.

ITEM 10. EXECUTIVE COMPENSATION.

Information with respect to this item will be contained in the Proxy Statement for the 1999 Annual meeting of Shareholders, which is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information with respect to this item will be contained in the Proxy Statement for the 1999 Annual meeting of Shareholders, which is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item will be contained in the Proxy Statement for the 1999 Annual meeting of Shareholders, which is incorporated herein by reference.

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

(3.2) The Company's By-laws are incorporated by reference to Exhibit 3.4, of the Registrant's Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.

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

(10.1) The Company's International Assets Holding Corporation Stock Option Plan is incorporated by reference to Exhibit 10.2, of the Registran's Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.

(10.1.a) The Company's International Assets Holding Corporation Stock Option Plan, Amendment dated December 28, 1995, is incorporated by reference to Exhibit
10.2 (a), of the Registrant's Registration Statement on Form S-8 (No. 333-10727), filed with the SEC on August 23, 1996.

(10.2) The Compan's International Assets Advisory Corporation Employee Stock Ownership Plan and Trust ("ESOP") is incorporated by reference to Exhibit 10.3, of the Registrant's Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.

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

(10.10)* Joint Venture Agreement between the Company and Lakeside Investments, LLC, a limited liability company organized under the laws of Delaware, dated September 30, 1998.

(10.11)* Limited Liability Company Agreement for International Assets New York, LLC, a limited liability company organized under the laws of Delaware, between the Company and Lakeside Investments, LLC, dated September 30, 1998.

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

                                              INTERNATIONAL ASSETS HOLDING
                                              CORPORATION

    Dated: December 23, 1998                  By: /s/ Jerome F. Miceli
                                                  Jerome F. Miceli, President
                                                  and Chief Operating Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



    Signature                                          Title                                        Date


    /s/ Diego J. Veitia                    Chief Executive Officer and                      December 23, 1998
        Diego J. Veitia                       Chairman of the Board


    /s/ Jerome F. Miceli              President, Chief Operating Officer,                   December 23, 1998
        Jerome F. Miceli                     Treasurer and Director


    /s/ Stephen A. Saker                   Vice President, Secretary,                       December 23, 1998
        Stephen A. Saker                            and Director


    /s/ Robert A. Miller                             Director                               December 23, 1998
        Robert A. Miller


    /s/ Elmer L. Jacobs                              Director                               December 23, 1998
        Elmer L. Jacobs


    /s/ Jonathan C. Hinz            Vice President and Controller  December 23, 1998
        Jonathan C. Hinz             (Person Performing Similar Functions
                                    of Principal Financial Officer and
                                       Principal Accounting Officer)
