Form 10QSB
period 1998-12-31
INTERNATIONAL ASSETS HOLDING CORP
filed 1999-02-11
CIK 913760

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

                                       NA
----------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of Common Stock was 1,476,259 as of February 10, 1999.

Transitional small business disclosure format   Yes [ ]   No [X]

                                      INDEX



                                                                        Page No.
Part I.      FINANCIAL INFORMATION


   Item 1.   Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets as of December 31,
             1998 and September 30, 1998                                   3

             Condensed Consolidated Statements of Operations for the
             Three Months ended December 31, 1998 and 1997                 5

             Condensed Consolidated Statements of Cash Flows for the
             Three Months ended December 31, 1998 and 1997                 6

             Notes to Condensed Consolidated Financial Statements          8

   Item 2.   Management's Discussion and Analysis or Plan of Operation    11


Part II.     OTHER INFORMATION

   Item 1.   Legal Proceedings                                            18

   Item 6.   Exhibits and Reports on Form 8-K                             18

             Signatures                                                   19

              INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                       Condensed Consolidated Balance Sheets

                                  (Unaudited)



                                            December 31,         September 30,
              Assets                            1998                 1998
              ------                            ----                 ----


Cash                                     $    355,577              617,628
Cash deposits with clearing broker          3,114,416            2,424,486
Foreign currency                                3,955                3,961
Receivable from clearing broker, net                0              791,753
Other receivables                             106,043               63,523
Securities owned, at market value           2,826,069            2,014,734
Investment in Joint Venture                    18,430                    0
Receivable from Joint Venture                   5,168                    0
Income taxes receivable                             0               67,398
Deferred income tax benefit                    89,744              127,065

Property and equipment, at cost:
     Leasehold improvements                    52,953               52,953
     Furniture and equipment                  911,831              902,719
                                      -------------------- --------------------

                                              964,784              955,672
Less accumulated depreciation and
 amortization                                (642,686)            (605,059)
                                      -------------------- --------------------

              Net property and equipment      322,098              350,613

Other assets, net of accumulated amortization
of $125,005 in December 1998 and $118,504 in
September 1998                                179,311               98,920





                                      ==================== ====================
              Total         $               7,020,811            6,560,081
              assets
                                      ==================== ====================

See accompanying notes to condensed consolidated financial statements.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets

                              (Unaudited)



                                                                     December 31,         September 30,
              Liabilities and Stockholders' Equity                       1998                 1998
              ------------------------------------                       ----                 ----


Liabilities:
     Foreign currency sold, but not yet purchased                 $     7,811                7,206
     Securities sold, but not yet purchased, at market value          512,173              290,403
     Payable to clearing broker, net                                   56,519                    0
     Accounts payable                                                  76,725               72,600
     Accrued employee compensation and benefits                       359,239              291,536
     Accrued expenses                                                 245,135              352,544
     Income taxes payable                                              35,438                    0
     Deferred income taxes                                             12,218               16,797
     Other liabilities                                                116,640              117,845
                                                           -------------------- --------------------

              Total liabilities                                     1,421,898            1,148,931
                                                           -------------------- --------------------

Stockholders' equity:
     Preferred stock, $.01 par value.  Authorized 1,000,000
       shares; issued and outstanding -0- shares                      -                    -
     Common stock, $.01 par value.  Authorized 3,000,000
       shares; issued and outstanding 1,476,259 shares in              14,763               14,816
December
       1998 and 1,481,574 shares in September 1998
     Additional paid-in capital                                     3,553,163            3,564,648
     Retained earnings                                              2,030,987            1,831,686
                                                           -------------------- --------------------

              Total stockholders'                                   5,598,913            5,411,150
              equity


                                                           ==================== ====================
              Total liabilities and stockholders'               $   7,020,811            6,560,081
              equity
                                                           ==================== ====================


See accompanying notes to condensed consolidated financial statements.

              INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                    Condensed Consolidated Statements of Operations

                 For the Three Months Ended December 31, 1998 and 1997

                                       (Unaudited)

                                                                        1998               1997
                                                                        ----               ----
Revenues:
     Commissions                                                 $   1,488,626          2,063,134
     Net dealer inventory and investment gains                         914,533            486,041
     Management and investment advisory fees                            23,976             14,073
     Account maintenance fees                                           28,034             31,278
     Interest and dividends                                             56,153             78,870
     Loss from joint venture                                            (1,570)                 0
     Other                                                              10,065             12,803
                                                              -----------------   ----------------

              Total revenues                                         2,519,817          2,686,199
                                                              -----------------   ----------------

Expenses:
     Commissions and clearing fees                                     991,334          1,187,301
     Employees compensation and benefits                               653,378            524,576
     Communications                                                     62,273             97,892
     Promotion                                                         156,883            359,380
     Occupancy and equipment rental                                    104,559             70,653
     Interest                                                              201                479
     Professional fees                                                  25,561            210,898
     Insurance                                                          46,737             43,300
     Depreciation and amortization                                      44,128             46,957
     Other operating expenses                                           98,526            340,741
                                                              -----------------   ----------------

              Total expenses                                         2,183,580          2,882,177
                                                              -----------------   ----------------

Income (loss) before income taxes                                      336,237           (195,978)

Income tax expense (benefit)                                           135,578            (61,276)
                                                              -----------------   ----------------
Net income (loss)                                                      200,659           (134,702)
                                                              =================   ================

Earnings (loss) per share:

              Basic                                             $           .14              (.09)
              Diluted                                           $           .14              (.09)

Weighted average number of common shares outstanding:
              Basic                                                  1,476,596          1,548,962
              Diluted                                                1,482,685          1,548,962

See accompanying notes to condensed consolidated financial statements.

              INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                    Condensed Consolidated Statements of Cash Flows

                 For the Three Months Ended December 31, 1998 and 1997

                                     (Unaudited)

                                                                                             1998              1997
                                                                                             ----              ----
Cash flows from operating activities:
     Net income (loss)                                                                $    200,659          (134,702)
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
          Depreciation and amortization                                                     44,128            46,957
          Deferred income taxes                                                             32,742           (89,180)
          Loss from joint venture                                                            1,570                 0
          Cash provided by (used for) changes in:
              Receivable from clearing broker, net                                         791,753           405,050
              Other receivables                                                            (42,520)          (94,315)
              Securities owned, at market value                                           (811,335)          (46,177)
              Receivable from joint venture                                                 (5,168)                0
              Income tax receivable                                                         67,398                 0
              Other assets                                                                 (86,892)           20,868
              Securities sold, but not yet purchased, at market value                      221,770          (396,068)
              Payable to clearing broker, net                                               56,519           360,006
              Accounts payable                                                               4,125           128,414
              Accrued employee compensation and benefits                                    67,703          (562,572)
              Accrued expenses                                                            (107,409)          111,194
              Income taxes payable                                                          35,438            27,904
              Other liabilities                                                             (1,205)              815
                                                                                      ------------------  -----------------
              Net cash provided by (used for) operating activities                         469,276          (221,806)
                                                                                       ------------------  -----------------

Cash flows from investing activities:
     Investment in joint venture                                                           (20,000)                0
     Acquisition of property, equipment and other assets                                    (9,112)          (38,412)
                                                                                       ------------------  -----------------

              Net cash used for investing activities                                   $   (29,112)          (38,412)
                                                                                       ------------------  -----------------



                                                                                                         (continued)


See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

              For the Three Months Ended December 31, 1998 and 1997

                                   (Unaudited)

                                                                                           1998                1997
                                                                                           ----                ----



Cash flows from financing activities:
     Acquisition of common shares related to repurchase program                                   0           (22,822)
     Acquisition of common shares related to terminated
              ESOP and RSP participants                                                     (12,896)                0
                                                                                     ------------------  -----------------

              Net cash used for financing activities                                        (12,896)          (22,822)
                                                                                     ------------------  -----------------

              Net increase (decrease) in cash and cash equivalents                          427,268          (283,040)

Cash and cash equivalents at beginning of period                                          3,038,869         2,962,847
                                                                                     ------------------  -----------------

Cash and cash equivalents at end of period                                      $         3,466,137         2,679,807
                                                                                     ==================  =================


Supplemental disclosure of cash flow information:
     Cash paid for interest                                                     $               201               479
                                                                                     ==================  =================

     Income taxes paid                                                          $             1,100                 0
                                                                                     ==================  =================




See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                           December 31, 1998 and 1997

(1) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of Management, such financial statements reflect all adjustments (consisting of normal recurring items) necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ending September 30, 1998, filed on Form 10-KSB (SEC File Number 33-70334-A).

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

(2)  Reclassifications
Certain prior year amounts have been reclassified to conform to fiscal year end 1998 presentation. These changes had no impact on previously reported results of operations or stockholders' equity.

(3) Basic and Diluted  Earnings (Loss) Per Share
Basic earnings (loss) per share for the three months ended December 31, 1998 and 1997, have been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share for the three months ended December 31, 1998 has been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding. Diluted loss per share for the three months ended December 31, 1997 is the same as basic loss per share because of the anti-dilutive impact of the potential common shares, due to the net loss for the period.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

       Options to purchase 547,500 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended December 31, 1998 because their exercise prices exceeded the average market price of common shares for the period. All options were excluded from the calculation of diluted loss per share for the three months ended December 31, 1997, because their inclusion would have been antidilutive.

(4)    Securities Owned and Securities Sold, But Not Yet Purchased
       Securities owned and Securities sold, but not yet purchased at December 31, 1998 and September 30, 1998 consist of trading and investment securities at quoted market values as follows:

                                                                                        Sold, but not
                                                                          Owned         yet purchased
       December 31, 1998:
         Obligations of U.S. Government                               $    360,785                -
         Common stock and American Depository Receipts                   2,022,579            483,663
         Corporate and municipal bonds                                     140,884             20,321
         Foreign government obligations                                     89,108                -
         Unit investment trusts, mutual funds and other
               investments                                                 212,713              8,189
                                                                       -----------           ---------
         Total                                                        $  2,826,069            512,173

       September 30, 1998:
         Obligations of U.S. Government                               $    373,841                -
         Common stock and American Depository Receipts                     836,057            290,403
         Corporate and municipal bonds                                     341,066                -
         Foreign government obligations                                     26,713                -
         Unit investment trusts, mutual funds and other
               investments                                                 437,057                -
                                                                       ----------             ---------
         Total                                                        $  2,014,734            290,403

(5)    Investment in Joint Venture
       In October 1998, the Company made an initial $20,000 capital contribution to International Assets New York, LLC, a 50/50 joint venture. The Company has recorded this investment under the equity method of accounting. For the three months ended December 31, 1998 the Company has recorded a loss of $1,570, for 50% of the joint venture loss for this period. As of December 31, 1998 the Company has a receivable from the joint venture of $5,168 related to joint venture expenditures incurred by the Company for reimbursement by the joint venture.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(6)    Leases
       The Company occupies leased office space of approximately 13,815 square feet at 250 Park Avenue South, Winter Park, Florida. The expiration date of the office lease is May 31, 2001. The lease includes an option to renew for an additional three years at a rental rate determined by the landlord.

       The Company is obligated under various noncancelable operating leases for the rental of its office facilities and certain office equipment. Rent expense associated with operating leases amounted to $80,253 and $46,189 for the three months ended December 31, 1998, and 1997, respectively. The future minimum lease payments under noncancelable operating leases as of December 31, 1998 are as follows:

                 Fiscal Year (12 month period) Ending September 30,
                ---------------------------------------------------
                   1999                                 319,100
                   2000                                 330,400
                   2001                                 236,500
                   2002                                  29,700
                   2003                                  27,700
                   Thereafter                             3,300
                                                       ________
               Total future minimum lease payments     $946,700
                                                       ________
(7)    Stock Repurchase Program
       The Board of Directors has authorized the Company to continue its repurchase of up to $500,000 in shares of the Company's common stock in the open market through the year ended September 30, 1999. The stock purchases will be made in the open market from time to time as market conditions permit. The Company is required to comply with Rule 10b-18 and Regulation M of the Securities and Exchange Commission which regulate the specific terms in which shares may be repurchased. Since the inception of the repurchase program on March 13, 1996 the Company has repurchased and retired a total of 35,630 shares in the open market at a total cost of $129,233.

       In addition, concurrent with the open market repurchase program, the Company has repurchased and retired an additional 95,072 shares from terminated participants of the Company's Employee Stock Ownership Plan and Retirement Savings Plan for a total cost of $256,893.

       In total the Company has repurchased 130,702 shares for a total cost of $386,126 since March 13, 1996.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, continued

(8)    Commitments and Contingent Liabilities
       The Company is party to certain litigation as of December 31, 1998 which relates primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these items will not have a material adverse effect on the Company's consolidated financial statements.

(9)    New Accounting Pronouncements
       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently reviewing SFAS 133 to see what impact, if any, it will have on the Company.

(10)   Subsequent Events
       On January 6, 1999 two qualified employee incentive stock options for 5,000 shares each, with an exercise price of $1.50 per share were authorized. The two 5,000 share options granted on January 6, 1999 have a 10 year term and vest at 20% per year beginning three years from the date of grant.

       On January 6, 1999 one non-qualified incentive stock option for 10,000 shares, with an exercise price of $1.50 per share was authorized. The 10,000 share option granted on January 6, 1999 has a 10 year term and vests at 20% per year beginning one year from the date of grant.

    ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

    The Company's assets increased from $6,560,081 at September 30, 1998, to $7,020,811 at December 31, 1998, or an increase of $460,730. The Company's liabilities increased from $1,148,931 at September 30, 1998, to $1,421,898 at December 31, 1998, or an increase of $272,967. The increase in the net assets (assets less liabilities) of $187,763 relates to net income of $200,659 for the three month fiscal period ended December 31, 1998, net of costs related to repurchases of the Company's common stock totaling $12,896 for the same period.

    The Company's condensed consolidated balance sheet at December 31, 1998, reflects a net payable to clearing broker, for trades which had not yet settled for cash, due to the proceeds from the purchase of securities exceeding the cost of securities sold.

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

    Three Months Ended December 31, 1998, as Compared to the Three Months Ended December 31, 1997

    The Company's revenues are derived primarily from commissions earned on the sale of securities and net dealer inventory and investment gains (trading income) in securities purchased or sold for the Company's account. For the three months ended December 31, 1998 and 1997, 59% and 77%, respectively, of the Company's revenues were derived from commissions earned on the sale of securities, with 36% and 18%, respectively, of revenues coming from net dealer inventory and investment gains. Total revenues decreased by $166,382, or 6% to $2,519,817 for the three months ended December 31, 1998 from $2,686,199 for the same period in 1997. This decrease was primarily attributable to a $574,508 decrease in commission revenue which was offset by a $428,492 increase in net dealer inventory and investment gains.

    Commission revenue decreased by 28%, or $574,508 to $1,488,626 for the three months ended December 31, 1998 from $2,063,134 for the same period in 1997. Revenues from commissions are affected by both retail trading volume and the dollar amount of retail trades. Based on the number of retail trades processed, 1998 volume decreased by 33% from 1997 levels. Partially offsetting this 33% decrease in volume is the 8% increase in the dollar average of retail trades for 1998 as compared with 1997. The average number of account executives decreased from an average of 49 for the three months ended December 31, 1997 compared to an average of 31 for the three months ended December 31, 1998, or a decrease of 37%.

    Net dealer inventory and investment gains increased by $428,492, or 88% to $914,533 for the three months ended December 31, 1998 as compared to $486,041 for the same period in 1997. The increase in net dealer inventory and investment gains is primarily attributable to a 307% increase in wholesale trading income and a 347% increase in income generated from Company investment portfolio valuations in the three months ended December 31, 1998 as compared to the same three month period in 1997. The increase in wholesale trading is attributable to the ongoing development of new wholesale trading relationships by the Company as well as maintenance of existing wholesale relationships. Partially offsetting the significant increases in wholesale trading is a 43% decrease in retail trading income for the three months ended December 31, 1998 as compared to the same period in 1997. The Company's retail trading department primarily concentrates on global securities which it believes are likely to be traded by the Company's retail clients. By focusing on these types of securities, retail trading income is more directly related to commission income and order flow.

    Revenues from management and investment advisory fees increased by $9,903, or 70% to $23,976 for the three months ended December 31, 1998 from $14,073 for the same period in 1997. The increase is primarily due an increase in the dollar amount of fixed fee money under management.

    Interest and dividend revenue decreased by $22,717, or 29% to $56,153 for the three months ended December 31, 1998 from $78,870 in the same period in 1997. This decrease is primarily attributable to a lower average dollar amount of interest bearing investments held by the Company for the three month period.

    Loss from joint venture of $1,570 for the three months ended December 31, 1998 represents the Company's 50% share of the operating loss from the activity of International Assets New York, LLC, a 50/50 joint venture with Lakeside Investments, LLC of New York which began its operations in December 1998.

    Total expenses decreased by $698,597, or 24% to $2,183,580 for the three months ended December 31, 1998 from $2,882,177 in the same period ended December 31, 1997. The major expenses incurred by the Company relate to direct costs of its securities operations such as commissions and clearing fees, employees compensation and benefits, communications and promotion expense.

    Commissions and clearing fees decreased by $195,967, or 17% to $991,334 for the three months 1998 from $1,187,301 in the same period in 1997. The decrease in commission expense is directly related to the 28% decrease in commission revenue and the related 37% decrease in the average number of account executives for the three month period.

    Employees compensation and benefits expense increased by $128,802, or 25% to $653,378 for the three months ended December 31, 1998 from $524,576 for the same period in 1997. The increase in employees compensation and benefits expense is due to the increase in performance based bonus expense and an increase in the accrual for retirement plan profit sharing expense. The increase in performance based bonus and retirement plan profit sharing expense is based on the $336,237 income before income taxes incurred for the three month period ended December 31, 1998 as compared to the $195,978 loss before income taxes for the same three month period ended December 31, 1997.

    Communications expense decreased by $35,619, or 36% to $62,273 for the three months ended December 31, 1998 from $97,892 for the same period in 1997. This decrease is due to decreased telephone and postage expense due to the corresponding decrease in average account executives from 49 for the three months ended December 31, 1997 to 31 for the same period in 1998.

    Promotion expense decreased by $202,497, or 56% to $156,883 for the three months ended December 31, 1998 from $359,380 for the same period in 1997. This decrease is primarily due to the planned reduction of promotion expenditures for print media, including newsletter publication, lead generation and the related postage expense.

    Occupancy and equipment rental expense increased by $33,906, or 48% to $104,559 for the three months ended December 31, 1998 from $70,653 in the same period in 1997. This increase was due to a negotiated, time specific rent adjustment realized during the three months ended December 31, 1997.

    Professional fees decreased by $185,337, or 88% to $25,561 for the three months ended December 31, 1998 from $210,898 in the same period in 1997. This decrease is primarily due to significantly higher 1997 legal fees incurred from a closed 1997 NASD arbitration matter, as discussed in the Company's 10KSB for the period ended September 30, 1998.

    Other operating expenses decreased by $242,215, or 71% to $98,526 for the three months ended December 31, 1998 from $340,741 in the same period in 1997. Approximately $100,000 of the decrease in other operating expenses is for the award of the same closed arbitration matter and an additional
    $100,000 of the decrease is for partial reimbursement of the claimant's legal fees also awarded to the claimant in the same matter. Other operating expenses included various other expenses that decreased from 1997 to 1998.

    As a result of the above, the Company is reporting net income of $200,659 for the three months ended December 31, 1998. This is compared to a net loss of $134,702 for the three months ended December 31, 1997. The Company's effective income tax rate was approximately 40% for the three months ended December 31, 1998 compared to the effective income tax benefit of 31% for the same period in 1997.

    Liquidity and Capital Resources
    Substantial portions of the Company's assets are liquid. At December 31, 1998, approximately 88% of the Company's assets consisted of cash, cash equivalents and marketable securities. All assets are financed by the Company's equity capital, short-term borrowings from securities lending transactions and other payables.

    The Company's wholly owned registered securities broker/dealer subsidiary IAAC is subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At December 31, 1998, IAAC had net capital of approximately $2,950,000, which was approximately $2,826,000 in excess of its minimum net capital requirement at that date.

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

    The Year 2000 remediation plan and process includes (1) identification, modification and testing of non-compliant Year 2000 code; (2) identification, inventory, assessment and, if necessary, modification of internal ad hoc systems or applications that may be material to the Company's operations; (3) with the exception of counterparties and customers, documentation of the assessment of the readiness of the Company's material third parties; and (4) a timetable for completion of all year 2000 plans implementation steps for amendment to the plan as required. Specifically, the Company intends to test the Year 2000 readiness of its major vendor for market data and undertake certain disaster recovery simulations of its systems by April 1999. During the year ended September 30, 1998 the Company incurred approximately $76,000 of costs related to the Year 2000 problem. During the three months ended December 31, 1998 the Company incurred approximately $13,700 in costs related to the Year 2000 problem. The Company has budgeted a total of $193,000 for Year 2000 related costs for the 20 month period from June 1998 through January 2000. These Year 2000 costs include both capital expenditures and period expenses. This Year 2000 budget will be funded from the working capital of the Company. Provided there is an absence of unanticipated critical events, the Company does not expect Year 2000 costs to have a material effect on its operating results, financial condition or cash flows.

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

    The Company is cautiously optimistic about its current state of readiness and its ability to make any further necessary modifications to internal systems in time for the Year 2000. The Company also believes that its major third party service provider, Prudential/Wexford, has undertaken a systematic approach to the Year 2000 problem and will complete its plan which is designed to achieve a state of readiness. However, there are factors outside the control of the Company which make certainty impossible such as: (1) the inability to assess the readiness of market counterparties and customers; (2) the inability to achieve assurance as to any material third parties' representations of readiness; (3) the global exposure to material third parties to Year 2000 problems outside the United States which have a corresponding effect within the global securities markets, such companies and their operations; and (4) the limitations in anticipating all aspects of a problem with which there is no prior historical experience. The presence of any or all of these and other factors may well have a material adverse effect on the Company's business, operating results, financial condition and cash flows.

                           PART II - OTHER INFORMATION

    ITEM 1.       LEGAL PROCEEDINGS

    The Company is party to certain arbitration and/or litigation matters as of December 31, 1998 which relate primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these additional items will not have a material adverse effect on the Company's consolidated financial statements.

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

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            a). Exhibits

             (11) The Statements of Computation of Earnings Per Share are
                  attached hereto as Exhibit 11.

             (27) Broker-Dealers and Broker Dealer Holding Companies Financial
                  Data Schedule BD is attached hereto as Exhibit 27.

            b). Form 8-K

                No reports were filed on Form 8-K during the three months ended December 31, 1998.

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     INTERNATIONAL ASSETS HOLDING CORPORATION


Date 02/11/99                       /s/ Jerome F. Miceli
                                    ______________________________________
                                    Jerome F. Miceli
                                    President and Chief Operating Officer


Date 02/11/99                       /s/ Jonathan C. Hinz
                                    ______________________________________
                                    Jonathan C. Hinz
                                    Chief Accounting Officer

                                                                    EXHIBIT 11
                    INTERNATIONAL ASSETS HOLDING CORPORATION
                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

              For the Three Months Ended December 31, 1998 and 1997


                                                                                      1998                  1997 (1)
                                                                                      ----                  --------
Basic Earnings (Loss) Per Share
Numerator:
  Net income (loss)                                                               $ 200,659              $ (134,702)

Denominator:
  Weighted average number of common shares outstanding                            1,476,596               1,548,962

Basic earnings (loss) per share                                                      $ 0.14                 $ (0.09)


Diluted Earnings (Loss) Per Share
Numerator:
  Net income (loss)                                                               $ 200,659              $ (134,702)

Denominator:
  Weighted average number of common shares outstanding                            1,476,596               1,548,962

  Weighted  average  number of net  common  shares  that  would be  issued  upon exercise of dilutive options and warrants assuming proceeds used to repurchase shares pursuant to the treasury
  stock method (2)                                                                    6,089
                                                                                                               -

  Weighted average number of common shares and dilutive
  potential common shares outstanding                                             1,482,685               1,548,962

Diluted earnings (loss) per share                                                    $ 0.14                 $ (0.09)


-----------------------------------------------------------------------------

(1) Diluted loss per share is the same as basic loss per share for 1997 because of the anti-dilutive impact of the dilutive potential common shares due to the net loss for 1997.

(2) The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes exercise of options and warrants as of the beginning of the period or when issued, if later, and that any proceeds would be used to purchase common stock at the average market price during the period.