Form 10QSB
period 1999-03-31
INTERNATIONAL ASSETS HOLDING CORP
filed 1999-05-13
CIK 913760

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                       NA
-------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of Common Stock was 1,711,078 as of May 7, 1999.

Transitional small business disclosure format   Yes [ ]   No [X]

                                      INDEX


                                                                       Page No.
Part I.   FINANCIAL INFORMATION


   Item 1. Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of March 31,
           1999 and September 30, 1998                                       3

           Condensed Consolidated Statements of Operations for the
           Six Months ended March 31, 1999 and 1998                          5

           Condensed Consolidated Statements of Operations for the
           Three Months ended March 31, 1999 and 1998                        6

           Condensed Consolidated Statements of Cash Flows for the
           Six Months ended March 31, 1999 and 1998                          7

           Notes to Condensed Consolidated Financial Statements              9

   Item 2. Management's Discussion and Analysis or Plan of Operation        14


Part II.   OTHER INFORMATION

   Item 1. Legal Proceedings                                                23

   Item 4. Submission of Matters to a Vote of Security Holders              23

   Item 6. Exhibits and Reports on Form 8-K                                 24

           Signatures                                                       24

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets


                                              (Unaudited)
                                               March 31,          September 30,
              Assets                             1999                 1998
              ------                             ----                 ----


Cash                                         $  253,039              617,628
Cash deposits with clearing broker            3,181,022            2,424,486
Foreign currency                                 47,007                3,961
Receivable from clearing broker, net            808,048              791,753
Other receivables                                59,972               63,523
Securities owned, at market value             2,699,395            2,014,734
Investment in Joint Venture                      32,457                    0
Income taxes receivable                               0               67,398
Deferred income tax benefit                      86,022              127,065

Property and equipment, at cost:
     Leasehold improvements                      52,953               52,953
     Furniture and equipment                    935,231              902,719
                                    -------------------- --------------------

                                                988,184              955,672
Less accumulated depreciation and
amortization                                   (670,448)            (605,059)
                                    -------------------- --------------------

       Net property and equipment               317,736              350,613

Other assets, net of accumulated amortization
of $131,506 in March 1999 and $118,504 in
September 1998                                  162,902               98,920





                                     ==================== ====================
              Total assets                  $ 7,647,600            6,560,081

                                     ==================== ====================

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets



                                                                     (Unaudited)

                                                                        March 31,          September 30,
            Liabilities and Stockholders' Equity                          1999                 1998
            ------------------------------------                          ----                 ----


Liabilities:
     Foreign currency sold, but not yet purchased                    $   30,407                7,206
     Securities sold, but not yet purchased, at market value            870,847              290,403
     Accounts payable                                                    52,665               72,600
     Accrued employee compensation and benefits                         542,759              291,536
     Accrued expenses                                                   234,604              352,544
     Payable to joint venture                                             6,132                    0
     Income taxes payable                                                27,460                    0
     Deferred income taxes                                               11,672               16,797
     Other liabilities                                                  118,376              117,845
                                                            -------------------- --------------------

              Total liabilities                                       1,894,922            1,148,931
                                                            -------------------- --------------------

Stockholders' equity:
     Preferred stock, $.01 par value.  Authorized 1,000,000
       shares; issued and outstanding -0- shares                         -                    -
     Common stock, $.01 par value.  Authorized 3,000,000
       shares; issued and outstanding 1,630,328 shares in March          16,303               14,816
       1999 and 1,481,574 shares in September 1998
     Additional paid-in capital                                       4,276,577            3,564,648
     Retained earnings                                                1,459,798            1,831,686
                                                            -------------------- --------------------

              Total stockholders' equity                              5,752,678            5,411,150



                                                            ==================== ====================
              Total liabilities and stockholders'equity             $ 7,647,600            6,560,081

                                                            ==================== ====================


See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                For the Six Months Ended March 31, 1999 and 1998

                                   (Unaudited)

                                                                        1999              1998
                                                                        ----              ----
Revenues:
     Commissions                                                     $3,105,531          3,857,053
     Net dealer inventory and investment gains                        1,788,759          1,145,340
     Management and investment advisory fees                             44,396             26,731
     Account maintenance fees                                            62,175             66,923
     Interest and dividends                                             108,747            137,719
     Loss from joint venture                                            (17,543)                 0
     Other                                                               14,895             15,471
                                                              ------------------  -----------------

              Total revenues                                          5,106,960          5,249,237
                                                              ------------------  -----------------

Expenses:
     Commissions and clearing fees                                    2,041,873          2,280,831
     Employees compensation and benefits                              1,386,978          1,038,197
     Communications                                                     130,870            174,250
     Promotion                                                          328,740            666,086
     Occupancy and equipment rental                                     215,583            166,144
     Interest                                                             1,096              2,525
     Professional fees                                                  113,493            267,538
     Insurance                                                           89,148            109,722
     Depreciation and amortization                                       78,391             90,559
     Other operating expenses                                           177,558            494,189
                                                              ------------------  -----------------

              Total expenses                                          4,563,730          5,290,041
                                                              ------------------  -----------------

Income (loss) before income taxes                                       543,230            (40,804)
Income tax expense (benefit)                                            219,076               (280)

                                                              ------------------  -----------------

Net income (loss)                                                     $ 324,154           (40,524)
                                                              ==================  =================

Earnings (loss) per
share:
              Basic                                                    $   0.20              (.02)
              Diluted                                                  $   0.19              (.02)

Weighted average number of common shares outstanding:
              Basic                                                   1,626,087          1,702,817
              Diluted                                                 1,743,002          1,702,817


See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

               For the Three Months Ended March 31, 1999 and 1998

                                   (Unaudited)

                                                                       1999               1998
                                                                       ----               ----
Revenues:
     Commissions                                                     $1,616,905         1,793,919
     Net dealer inventory and investment gains                          874,226           659,299
     Management and investment advisory fees                             20,420            12,658
     Account maintenance fees                                            34,141            35,645
     Interest and dividends                                              52,594            58,849
     Loss from joint venture                                            (15,973)                0
     Other                                                                4,830             2,668
                                                              ------------------  ----------------

              Total revenues                                          2,587,143         2,563,038
                                                              ------------------  ----------------

Expenses:
     Commissions and clearing fees                                    1,050,539         1,093,530
     Employees compensation and benefits                                733,600           513,621
     Communications                                                      68,597            76,358
     Promotion                                                          171,857           306,706
     Occupancy and equipment rental                                     111,024            95,491
     Interest                                                               895             2,046
     Professional fees                                                   87,932            56,640
     Insurance                                                           42,411            66,422
     Depreciation and amortization                                       34,263            43,602
     Other operating expenses                                            79,032           153,448
                                                              ------------------  ----------------

              Total expenses                                          2,380,150         2,407,864
                                                              ------------------  ----------------

Income before income taxes                                              206,993           155,174

Income tax expense                                                       83,498            60,996
                                                              ------------------  ----------------

Net income                                                            $ 123,495            94,178
                                                              ==================  ================

Earnings per share:
              Basic                                                    $   0.08               .06
              Diluted                                                  $   0.07               .05

Weighted average number of common shares outstanding:
              Basic                                                   1,627,314         1,701,749
              Diluted                                                 1,888,180         1,796,314


See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                For the Six Months Ended March 31, 1999 and 1998

                                   (Unaudited)

                                                                                  1999                1998
                                                                                  ----                ----
Cash flows from operating activities:
     Net income (loss)                                                          $ 324,154            (40,524)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
          Depreciation and amortization                                            78,391             90,559
          Deferred income taxes                                                    35,918            (24,864)
          Non-cash compensation                                                    30,270                  0
          Loss from joint venture                                                  17,543                  0
          Cash provided by (used for) changes in:
              Receivable from clearing broker, net                                (16,295)           405,050
              Other receivables                                                     3,551            (45,978)
              Securities owned, at market value                                  (684,661)        (1,046,274)
              Income tax receivable                                                67,398                  0
              Other assets                                                        (76,984)            26,100
              Securities sold, but not yet purchased, at market value             580,444           (283,927)
              Payable to clearing broker, net                                         -              137,721
              Accounts payable                                                    (19,935)           (60,110)
              Accrued employee compensation and benefits                          251,223           (582,761)
              Accrued expenses                                                   (117,940)           (84,786)
              Payable to joint venture                                              6,132                  0
              Income taxes payable                                                 27,460             27,031
              Other liabilities                                                       531              2,052
                                                                         ------------------  -----------------

              Net cash provided by (used for) operating activities                507,200         (1,480,711)
                                                                         ------------------  -----------------

Cash flows from investing activities:
     Investment in joint venture                                                  (50,000)                 0
     Acquisition of property, equipment and other assets                          (32,512)           (44,274)
                                                                         ------------------  -----------------

              Net cash used for investing activities                              (82,512)           (44,274)
                                                                         ------------------  -----------------



                                                                                                   (continued)


See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                For the Six Months Ended March 31, 1999 and 1998

                                   (Unaudited)

                                                                                  1999                1998
                                                                                  ----                ----



Cash flows from financing activities:
     Acquisition of common shares related to repurchase program                         0           (30,610)
     Acquisition of common shares related to terminated
              ESOP and RSP participants                                           (12,896)                0
                                                                         ------------------  -----------------

              Net cash used for financing activities                              (12,896)          (30,610)
                                                                         ------------------  -----------------

              Net increase (decrease) in cash and cash equivalents                411,792        (1,555,595)

Cash and cash equivalents at beginning of period                                3,038,869         2,962,847
                                                                          ------------------  -----------------

Cash and cash equivalents at end of period                                     $3,450,661         1,407,252
                                                                          ==================  =================


Supplemental disclosure of cash flow information:
     Cash paid for interest                                                      $  1,096             2,525
                                                                           ==================  =================

     Income taxes paid                                                           $ 88,300             3,899
                                                                           ==================  =================

Supplemental disclosure of noncash financing activities:
   On March 26,1999, the Company issued 148,199 shares of common stock in conjunction with a ten percent stock dividend.
   OnJanuary 20, 1998, the Company issued 140,648 shares of common stock in conjunction with a ten percent stock dividend.


See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                             March 31, 1999 and 1998

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

(2)    Reclassifications
       Certain prior year amounts have been reclassified to conform to fiscal year end 1999 presentation. These changes had no impact on previously reported results of operations or stockholders' equity.

(3)    Stock Dividend
       On February 12, 1999 the Company's Board of Directors declared a 10% stock dividend for shareholders of record on March 5, 1999 and payable on March 26, 1999. The 10% stock dividend increased the Company's issued and outstanding common shares by 148,199 shares.

(4)    Basic and Diluted Earnings (Loss) Per Share
       Basic earnings (loss) per share for the six months ended March 31, 1999 and 1998, have been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share for the six months ended March 31, 1999 has been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding. Diluted loss per share for the six months ended March 31, 1998 is the same as basic

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES loss per share because of the anti-dilutive impact of the potential common shares, due to the net loss for the period.

       Options to purchase 231,000 shares of common stock were excluded from the calculation of diluted earnings per share for the six months ended March 31, 1999 because their exercise prices exceeded the average market price of common shares for the period. All options were excluded from the calculation of diluted loss per share for the six months ended March 31, 1998, because their inclusion would have been antidilutive.

       Basic earnings per share for the three months ended March 31, 1999 and 1998, have been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share for the three months ended March 31, 1999 and 1998, have been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding.

       Options to purchase 159,500 and 187,000 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 1999 and 1998, respectively, because their exercise prices exceeded the average market price of common shares for the period.

(5)    Securities Owned and Securities Sold, But Not Yet Purchased
       Securities owned and Securities sold, but not yet purchased at March 31, 1999 and September 30, 1998 consist of trading and investment securities at quoted market values as follows:

                                                                                     Sold, but not
                                                                        Owned        yet purchased
       March 31, 1999:
         Obligations of U.S. Government                           $    301,704               9,716
         Common stock and American Depository Receipts               1,770,916             832,513
         Corporate and municipal bonds                                 198,585              16,096
         Foreign government obligations                                174,638                 -
         Unit investment trusts, mutual funds and other
               investments                                             253,552              12,522
                                                                   -----------             ---------
         Total                                                     $ 2,699,395             870,847
                                                                     =========             =======

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES



       September 30, 1998:
         Obligations of U.S. Government                           $    373,841                -
         Common stock and American Depository Receipts                 836,057            290,403
         Corporate and municipal bonds                                 341,066                -
         Foreign government obligations                                 26,713                -
         Unit investment trusts, mutual funds and other
               investments                                             437,057                -
                                                                     ---------            -------
         Total                                                     $ 2,014,734            290,403
                                                                     =========            =======


 (6)   Investment in Joint Venture
       In October 1998, the Company made an initial $20,000 capital contribution to International Assets New York, LLC (IANY), a 50/50 joint venture with Lakeside Investments, LLC, an unrelated party. In February 1999, the Company made an additional $30,000 capital contribution to this joint venture. The Company has recorded this investment under the equity method of accounting. For the six months and three months ended March 31, 1999 the Company has recorded a loss of $17,543 and $15,973, respectively, for 50% of the joint venture loss for both periods. As of March 31, 1999 the Company has a payable to the joint venture of $6,132 related to joint venture cash outlays for reimbursement by the Company.

(7)    Leases
       The Company occupies leased office space of approximately 13,815 square feet at 250 Park Avenue South, Winter Park, Florida. The expiration date of the office lease is May 31, 2001. The lease includes an option to renew for an additional three years at a rental rate determined by the landlord.

       The Company is obligated under various noncancelable operating leases for the rental of its office facilities and certain office equipment. Rent expense associated with operating leases amounted to $163,602 and $123,738 for the six months ended March 31, 1999, and 1998, respectively. The future minimum lease payments under noncancelable operating leases as of March 31, 1999 are as follows:

               Fiscal Year (12 month period) Ending September 30,
               ---------------------------------------------------
                      1999                                           324,400
                      2000                                           338,100
                      2001                                           244,200
                      2002                                            36,200
                      2003                                            27,700
                      Thereafter                                       3,300

              Total future minimum lease payments                  $ 973,900
                                                                     =======

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(8)    Stock Repurchase Program
       The Board of Directors has authorized the Company to continue its repurchase of up to $500,000 in shares of the Company's common stock in the open market through the year ended September 30, 1999. The stock purchases will be made in the open market from time to time as market conditions permit. The Company is required to comply with Rule 10b-18 and Regulation M of the Securities and Exchange Commission which regulate the specific terms in which shares may be repurchased. Since the inception of the repurchase program on March 13, 1996 the Company has repurchased and retired a total of 39,193 shares (as adjusted for the 10% stock dividends) in the open market at a total cost of $129,233.

       In addition, concurrent with the open market repurchase program, the Company has repurchased and retired an additional 104,580 shares (as adjusted for the 10% stock dividends) from terminated participants of the Company's Employee Stock Ownership Plan and Retirement Savings Plan for a total cost of $256,893.

       In total the Company has repurchased 143,773 shares (as adjusted for the 10% stock dividends) for a total cost of $386,126 since March 13, 1996.

(9)    Commitments and Contingent Liabilities
       The Company is party to certain litigation as of March 31, 1999 which relates primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these items will not have a material adverse effect on the Company's consolidated financial statements.

       The Company and Lakeside Investments, LLC, each executed a 100% guaranty for the joint venture office lease for International Assets New York, LLC
       (IANY). Concurrently, the Company and Lakeside Investments, LLC executed indemnification agreements expressly agreeing to indemnify each other related to this lease guarantee in accordance with each parties proportionate ownership (50/50). This office lease is for a 38 month term from January 1, 1999 through February 28, 2002. The total rental commitment for IANY is $100,944 (Fiscal year ending: September 30, 1999, $19,628; September 30, 2000, $33,648; September 30, 2001, $33,648 and
       September 30, 2002, $14,020).

(10)   Stock Option Plan
       According to the terms of the Company's stock option plan the 10% stock dividend, declared by the Company's Board of Directors in March 1999, resulted in a corresponding 10% adjustment for all stock options issued prior to March 5, 1999. Previously issued option shares have been proportionally increased by 10% and the corresponding option exercise price has also been reduced by 10%. The total options authorized under this plan is also proportionally increased from 700,000 options to 770,000 options as a result of this stock dividend.

   INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

       On January 6, 1999 two qualified employee incentive stock options for 5,500 shares each, with an exercise price of $1.364 per share were authorized. The two 5,500 share options granted on January 6, 1999 have a 10 year term and vest at 20% per year beginning three years from the date of grant.

       On January 6, 1999 one non-qualified incentive stock option for 11,000 shares, with an exercise price of $1.364 per share was authorized. The 11,000 share option granted on January 6, 1999 has a 10 year term and vests at 20% per year beginning one year from the date of grant.

       On February 12, 1999 one non-qualified incentive stock option for 10,500 shares with an exercise price of $2.066 per share was exercised in a cash-free net-issuance exchange for 5,871 shares of the Company's common stock. During the quarter ended March 31, 1999 the Company recognized $30,270 in compensation expense associated with this net-issuance option exercise. This net-issuance exercise was approved by the Board of Directors of the Company at the February 12, 1999 board of directors meeting.

(11)   New Accounting Pronouncements
       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently reviewing SFAS 133 to see what impact, if any, it will have on the Company.

  (12) Subsequent Events
       During April 1999 eight qualified incentive stock options totaling 72,500 shares were exercised generating cash proceeds totaling $198,005. These eight options had exercise prices ranging from $2.066 per share to $4.545 per share. Also, during April 1999 one non-qualified incentive stock option for 8,250 shares with an exercise price of $4.649 per share was exercised generating cash proceeds of $38,354.

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

    The Company's assets increased from $6,560,081 at September 30, 1998, to $7,647,600 at March 31, 1999, or an increase of $1,087,519. The Company's liabilities increased from $1,148,931 at September 30, 1998, to $1,894,922 at March 31, 1999, or an increase of $745,991. The increase in the net assets (assets less liabilities) of $341,528 primarily relates to net income of $324,154 for the six month fiscal period ended March 31, 1999.

    The Company's condensed consolidated balance sheet at March 31, 1999, reflects a net receivable from clearing broker, for trades which had not yet settled for cash, due to the proceeds from the sale of securities exceeding the cost of securities purchased.

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

    Six Months Ended March 31, 1999, as Compared to the Six Months Ended March 31, 1998

    The Company's revenues are derived primarily from commissions earned on the sale of securities and net dealer inventory and investment gains (trading income) in securities purchased or sold for the Company's account. For the six months ended March 31, 1999 and 1998, 61% and 73%, respectively, of the Company's revenues were derived from commissions earned on the sale of securities, with 35% and 22%, respectively, of revenues coming from net dealer inventory and investment gains. Total revenues decreased by $142,277, or 3% to $5,106,960 for the six months ended March 31, 1999 from $5,249,237 for the same period in 1998. This decrease was primarily attributable to a $751,522 decrease in commission revenue which was offset by a $643,419 increase in net dealer inventory and investment gains.

    Commission revenue decreased by $751,522, or 19% to $3,105,531 for the six months ended March 31, 1999 from $3,857,053 for the same period in 1998. Revenues from commissions are affected by both retail trading volume and the dollar amount of retail trades. Based on the number of retail trades processed, 1999 volume decreased by 21% from 1998 levels. Partially offsetting this 21% decrease in volume is a 2% increase in the dollar average of retail trades for 1999 as compared with 1998. The average number of account executives decreased from an average of 46 for the six months ended March 31, 1998 to an average of 30 for the six months ended March 31, 1999, or a decrease of 35%.

    Net dealer inventory and investment gains increased by $643,419, or 56% to $1,788,759 for the six months ended March 31, 1999 as compared to $1,145,340 for the same period in 1998. The increase in net dealer inventory and investment gains is primarily attributable to a $769,787 increase in wholesale trading income and a $113,908 increase in income generated from Company investment portfolio valuations in the six months ended March 31, 1999 as compared to the same six month period in 1998. The increase in wholesale trading is attributable to the ongoing development of new wholesale trading relationships by the Company as well as maintenance of existing wholesale relationships. Partially offsetting the significant increases in wholesale trading is a $254,720 decrease in retail equity trading income for the six months ended March 31, 1999 as compared to the same period in 1998. The Company's retail trading department primarily concentrates on global securities which it believes are likely to be traded by the Company's retail clients. By focusing on these types of securities, retail trading income is more directly related to commission income and order flow.

    Revenues from management and investment advisory fees increased by $17,665, or 66% to $44,396 for the six months ended March 31, 1999 from $26,731 for the same period in 1998. The increase is primarily due to an increase in the dollar amount of fixed fee money under management.

    Interest and dividend revenue decreased by $28,972, or 21% to $108,747 for the six months ended March 31, 1999 from $137,719 in the same period in 1998. This decrease is primarily attributable to a lower average dollar amount of interest bearing investments held by the Company for the six month period.

    Loss from joint venture of $17,543 for the six months ended March 31, 1999 represents the Company's 50% share of the operating loss from the activity of International Assets New York, LLC, a 50/50 joint venture with Lakeside Investments, LLC of New York which began its operations in December 1998.

    The major expenses incurred by the Company relate to direct costs of its securities operations such as commissions and clearing fees (which includes commissions paid to account executives), employees compensation and benefits, communications and promotion expense. Total expenses decreased by $726,311, or 14% to $4,563,730 for the six months ended March 31, 1999 from $5,290,041 in the same period ended March 31, 1998. This decrease is primarily attributable to decreases in commissions and clearing fees, promotions, professional fees and other operating expenses.

    Commissions and clearing fees decreased by $238,958, or 10% to $2,041,873 for the six months ended March 31, 1999 from $2,280,831 in the same period in 1998. The decrease in commission expense is directly related to the 19% decrease in commission revenue and the related 35% decrease in the average number of account executives for the six month period.

    Employees compensation and benefits expense increased by $348,781, or 34% to $1,386,978 for the six months ended March 31, 1999 from $1,038,197 for the same period in 1998. The increase in employees compensation and benefits expense is primarily due to the increase in performance based bonus expense and an increase in the accrual for retirement plan profit sharing expense. The increase in performance based bonus and retirement plan profit sharing expense is primarily based on the $543,230 income before income taxes incurred for the six month period ended March 31, 1999 as compared to the $40,804 loss before income taxes for the same six month period ended March 31, 1998.

    Communications expense decreased by $43,380, or 25% to $130,870 for the six months ended March 31, 1999 from $174,250 for the same period in 1998. This decrease is due to lower telephone and postage expense related to the corresponding decrease in the average number of account executives from 46 for the six months ended March 31, 1998 to 30 for the same period in 1999.

    Promotion expense decreased by $337,346, or 51% to $328,740 for the six months ended March 31, 1999 from $666,086 for the same period in 1998. This decrease is primarily due to the planned reduction of promotion expenditures for print media, including newsletter publication, lead generation and the related postage expense.

    Occupancy and equipment rental expense increased by $49,439, or 30% to $215,583 for the six months ended March 31, 1999 from $166,144 in the same period in 1998. This increase was primarily due to a negotiated, time specific rent adjustment realized during the five months from September 1997 through January 1998.

    Professional fees decreased by $154,045, or 58% to $113,493 for the six months ended March 31, 1999 from $267,538 in the same period in 1998. This decrease is primarily due to significantly higher legal fees incurred during the six month period ended March 31, 1998 related to a closed 1998 NASD arbitration matter.

    Other operating expenses decreased by $316,631, or 64% to $177,558 for the six months ended March 31, 1999 from $494,189 in the same period in 1998. Approximately $100,000 of the decrease in other operating expenses represents the award in the closed arbitration matter which was during the six month period ended March 31, 1998 and an additional $100,000 of the decrease represents the partial reimbursement of the claimant's legal fees also awarded to the claimant in the same matter. Other operating expenses also included various other expenses that decreased from 1998 to 1999.

    As a result of the above, the Company is reporting net income of $324,154 for the six months ended March 31, 1999. This is compared to a net loss of $40,524 for the six months ended March 31, 1998. The Company's effective income tax rate was approximately 40% for the six months ended March 31, 1999. The Company's effective income tax benefit was approximately 1% for the six months ended March 31, 1998. The reduction of income tax benefit for the six months ended March 31, 1998 is due to the presence of permanent tax differences nearly equal to the $40,804 loss before income taxes for the period.

    Three Months Ended March 31, 1999, as Compared to the Three Months Ended March 31, 1998

    For the three months ended March 31, 1999 and 1998, 63% and 70%, respectively, of the Company's revenues were derived from commissions earned on the sale of securities, with 34% and 26%, respectively, of revenues coming from net dealer inventory and investment gains. Total revenues increased by $24,105, or 1% to $2,587,143 for the three months ended March 31, 1999 from $2,563,038 for the same period in 1998. This increase was primarily attributable to a $214,927 increase in net dealer inventory and investment gains which was offset by a $177,014 decrease in commission revenues.

    Commission revenue decreased by $177,014, or 10% to $1,616,905 for the three months ended March 31, 1999 from $1,793,919 for the same period in 1998. The decrease in commission revenue is related to the 6% decrease in ticket volume and the 2% decrease in the average dollar amount of trades during the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. The average number of account executives decreased from an average of 43 for the three months ended March 31, 1998 to an average of 29 for the three months ended March 31, 1999, or a decrease of 33%.

    Net dealer inventory and investment gains increased by $214,927, or 33% to $874,226 for the three months ended March 31, 1999 as compared to $659,299 for the same period in 1998. The increase in net dealer inventory and investment gains is primarily attributable to a $340,520 increase in wholesale trading income in the three months ended March 31, 1999 as compared to the same three month period in 1998. Partially offsetting the significant increases in wholesale trading is a $106,395 decrease in retail equity trading income for the three months ended March 31, 1999 as compared to the same period in 1998.

    Revenues from management and investment advisory fees increased by $7,762, or 61% to $20,420 for the three months ended March 31, 1999 from $12,658 for the same period in 1998. The increase is primarily due to an increase in the dollar amount of fixed fee money under management.

    Interest and dividend revenue decreased by $6,255, or 11% to $52,594 for the three months ended March 31, 1999 from $58,849 in the same period in 1998. This decrease is primarily attributable to a lower average dollar amount of interest bearing investments held by the Company for the three month period.

    Loss from joint venture of $15,973 for the three months ended March 31, 1999 represents the Company's 50% share of the operating loss from the activity of International Assets New York, LLC, a 50/50 joint venture with Lakeside Investments, LLC of New York which began its operations in December 1998.

    Total expenses decreased by $27,714, or 1% to $2,380,150 for the three months ended March 31, 1999 from $2,407,864 in the same period ended March 31, 1998. This decrease is primarily attributable to decreases in commissions and clearing fees, promotions and other operating expenses. These expense decreases were partially offset by increases in employees compensation and benefits and professional fees.

    Commissions and clearing fees decreased by $42,991, or 4% to $1,050,539 for the three months ended March 31, 1999 from $1,093,530 in the same period in 1998. The decrease in commission expense is directly related to the 10% decrease in commission revenue and the related 33% decrease in the average number of account executives for the three month period.

    Employees compensation and benefits expense increased by $219,979, or 43% to $733,600 for the three months ended March 31, 1999 from $513,621 for the same period in 1998. The increase in employees compensation and benefits expense is primarily due to the increase in performance based bonus expense and an increase in the accrual for retirement plan profit sharing expense. The increase in performance based bonus and retirement plan profit sharing expense is primarily based on the quarterly and the year to date profitability for the three months and six months ended March 31, 1999 as compared to the same periods in 1998.

    Communications expense decreased by $7,761, or 10% to $68,597 for the three months ended March 31, 1999 from $76,358 for the same period in 1998. This decrease is due to lower telephone expense related to the corresponding decrease in the average number of account executives from 43 for the three months ended March 31, 1998 to 29 for the same period in 1999.

    Promotion expense decreased by $134,849, or 44% to $171,857 for the three months ended March 31, 1999 from $306,706 for the same period in 1998. This decrease is primarily due to the planned reduction of promotion expenditures for print media, including newsletter publication, lead generation and the related postage expense.

    Occupancy and equipment rental expense increased by $15,533, or 16% to $111,024 for the three months ended March 31, 1999 from $95,491 in the same period in 1998. This increase was primarily due to a negotiated, time specific rent adjustment realized during the five months from September 1997 through January 1998.

    Professional fees increased by $31,292, or 55% to $87,932 for the three months ended March 31, 1999 from $56,640 in the same period in 1998. Professional fees for the three months ended March 31, 1998 were lower than usual due partially to a $13,000 credit for professional fees which was recognized during such period and also due to reduced professional service activity following the conclusion of a closed arbitration matter in January 1998.

    Other operating expenses decreased by $74,416, or 49% to $79,032 for the three months ended March 31, 1999 from $153,448 in the same period in 1998.

    As a result of the above, the Company is reporting net income of $123,495 for the three months ended March 31, 1999 as compared to $94,178 for the three month period ended March 31, 1998. The Company's effective income tax rate was approximately 40% and 39% for the three months ended March 31, 1999 and 1998, respectively.

    Liquidity and Capital Resources

    Substantial portions of the Company's assets are liquid. At March 31, 1999, approximately 90% of the Company's assets consisted of cash, cash equivalents and marketable securities. All assets are financed by the Company's equity capital, short-term borrowings from securities lending transactions and other payables.

    The Company's wholly owned registered securities broker/dealer subsidiary IAAC is subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At March 31, 1999, IAAC had net capital of approximately $2,993,000, which was approximately $2,866,000 in excess of its minimum net capital requirement at that date.

    The Company's wholly owned registered securities broker subsidiary ITA is also subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. ITA has not yet commenced operations. The net capital requirement for ITA is based on ITA's planned status as an introducing securities broker. At March 31, 1999, ITA had net capital of approximately $72,000, which was approximately $22,000 in excess of its minimum net capital requirement at that date.

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

    Accordingly  it is  necessary  for the  Company,  to the  extent  reasonably practicable, to identify the internal computer systems and software which are likely to have a critical impact on its operations, make an assessment of its Year 2000 readiness and modify or replace information and embedded technology as needed. Some of these critical internal data processing systems include the Company's internal Novel network, sales contact management software, general ledger accounting software, trading income calculation software and retail commission tracking programs. Assessment of these internal programs is primarily completed and final remediation is in process and largely completed. In addition, the Company has primarily completed a Year 2000 readiness assessment for the Company's material third parties.

    Because the Company utilizes the services of Wexford Clearing Services Corporation ("Wexford") in its business, data processing system aspects of the Year 2000 problem related to securities clearing, custody of client securities, back office operations, cashiering and margin and credit will be addressed by Wexford (a wholly owned guaranteed subsidiary of Prudential Securities Incorporated "Prudential"). Although Wexford is the contracting party for the provision of these critical services, Wexford in fact delivers those services through the operations of Prudential, a leading registered broker and dealer. Consequently, it is the readiness of Prudential that is critical when assessing the Year 2000 compliance of the clearing and operations capacity of the Company's active broker-dealer subsidiaries. Prudential has been assessed, by internal industry standards established by the Securities Industry Association, to be within the top tier of Year 2000 readiness. During industry-wide testing conducted by the Securities Industry Association, in which Prudential took part, Prudential and other participants were able to input transactions and send them to the appropriate markets for execution, confirmation and clearance under simulated Year 2000 conditions.

    Additionally, the Company has assessed the state of readiness of almost all known technologically oriented service vendors and believes, based on letters of certification, that the vast majority of these vendors are Year 2000 compliant with the remainder expected to be compliant before August 1999. This determination does not mean that the vast majority of the Company's material third parties pose no Year 2000 risk to the Company. First, the Company is relying in large measure on these parties' assessments of their readiness. Second, there are several vendors, which account for a substantial portion of the Company's mission critical operations, which may be partially or largely, but not fully, Year 2000 compliant. Finally, certain critical third parties, such as exchanges, clearing houses, depositaries and other service vendors have no direct functional contact with the Company (as they operate directly with Wexford) but may impact the Company's operations.

    During fiscal year 1997 the Company began the strategic review process as it relates to the Year 2000 process. The Board of Directors of the Company approved the Company's Year 2000 plan at its meeting on July 17, 1998. This plan includes all phases necessary and budgetary consideration for each fiscal year through the Year 2000.

    The Year 2000 remediation plan and process includes (1) identification, modification and testing of non-compliant Year 2000 code; (2) identification, inventory, assessment and, if necessary, modification of internal ad hoc systems or applications that may be material to the Company's operations; (3) with the exception of counterparties and customers, documentation of the assessment of the readiness of the Company's material third parties; and (4) a timetable for completion of all year 2000 plans implementation steps for amendment to the plan as required. Specifically, Wexford has notified the Company that Wexford intends to work with the Company to test the Year 2000 readiness of its major securities trades processing system with Wexford during June 1999. During the year ended September 30, 1998 the Company incurred approximately $76,000 of costs related to the Year 2000 problem. During the six months ended March 31, 1999 the Company incurred approximately $48,400 in costs related to the Year 2000 problem. The Company has budgeted a total of $193,000 for Year 2000 related costs for the 20 month period from June 1998 through January 2000. These Year 2000 costs include both capital expenditures and period expenses. This Year 2000 budget will be funded from the working capital of the Company. Provided there is an absence of unanticipated critical events, the Company does not expect Year 2000 costs to have a material effect on its operating results, financial condition or cash flows.

    As a contingency plan, the Company intends to have information systems personnel on site or on stand-by availability, from December 31, 1999 through January 2, 2000, on a 24-hour basis, to insure that any Year 2000 problems which may arise will be addressed and corrected immediately. The Company has been informed that Prudential intends to implement a similar contingency plan. The Company believes these measures will be sufficient because of the following reasons: (1) the Company has reviewed and modified, to the extent it can ascertain the problem, mission critical code and embedded technology (2) the Company has minimal internally generated systems and (3) the Company's vendors have represented that they are either currently Year 2000 compliant or will become so by the third quarter of 1999.

    However, it is the Company's position there are no alternatives in the event the exchanges or other market centers fail to perform. In such event, the Company believes it is highly likely that the factors which may prevent a particular clearing firm from performing would similarly affect all other clearing firms, which would either preclude the availability of alternative clearing service providers or overwhelm the resources of surviving alternative clearing services providers. The Year 2000 presents a problem which is not likely to be susceptible to remediation at a future date if it is not fixed in advance.

    The Company is cautiously optimistic about its current state of readiness and its ability to make any further necessary modifications to internal systems in time for the Year 2000. The Company also believes that its major third party service provider, Prudential/Wexford, has undertaken a systematic approach to the Year 2000 problem and will complete its plan which is designed to achieve a state of readiness. However, there are factors outside the control of the Company which make certainty impossible such as: (1) the inability to assess the readiness of market counterparties and customers; (2) the inability to achieve assurance as to any material third parties' representations of readiness; (3) the global exposure of material third parties to Year 2000 problems outside the United States which have a corresponding effect within the global securities markets and operations; and (4) the limitations in anticipating all aspects of a problem with which there is no prior historical experience. The presence of any or all of these and other factors may well have a material adverse effect on the Company's business, operating results, financial condition and cash flows.



                           PART II - OTHER INFORMATION

    ITEM 1.       LEGAL PROCEEDINGS

    The Company is party to certain arbitration and/or litigation matters as of March 31, 1999 which relate primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these additional items will not have a material adverse effect on the Company's consolidated financial statements.

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

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting of stockholders was held on Tuesday, February 16, 1999. The stockholders reelected the four members of the existing Board of Directors that stood for reelection, Diego J. Veitia, Jerome F. Miceli, Stephen A. Saker and Robert A. Miller. The stockholders also elected Jeffrey
    L. Rush to the Board of Directors. The stockholders approved the action of the Board of Directors in selecting KPMG LLP to audit the financial statements of the Company and its subsidiaries for the period commencing October 1, 1998, and ending September 30, 1999. The stockholders further approved the action of the Board of Directors in adopting an amendment to the International Assets Holding Corporation Stock Option Plan to increase the total number of shares available for issuance under the Plan from 550,000 to 770,000 shares (shares as adjusted for the 10% stock dividend).

                                                     Votes              Votes
                  Matter                               For           Withheld
                  -------                              ---           --------
    Election of Diego J. Veitia as director         903,916           388,012
    Election of Jerome F. Miceli as director        903,916           388,012
    Election of Stephen A. Saker as director        903,916           388,012
    Election of Robert A. Miller director           888,182           403,746
    Election of Jeffery L. Rush as director         876,496           415,432


                                                     Votes             Votes         Votes
                 Matter                               For             Against       Abstain
                 -------                             -----            --------      --------
    Approval of the auditors                      1,286,713             4,830          385

    Approval to amend stock option plan             947,993           121,786        4,810



    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            a). Exhibits

               (11) The Statements of Computation of Earnings Per Share are attached hereto as Exhibit 11.

               (27) Broker-Dealers and Broker Dealer Holding Companies Financial Data Schedule BD is attached hereto as
                        Exhibit 27.

             b). Form 8-K

                 No reports were filed on Form 8-K during the six months ended March 31, 1999.


                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTERNATIONAL ASSETS HOLDING CORPORATION

Date 05/12/99                       /s/ Jerome F. Miceli
                                    Jerome F. Miceli
                                    President and Chief Operating Officer


Date 05/12/99                       /s/ Jonathan C. Hinz
     --------                       --------------------
                                    Jonathan C. Hinz
                                    Vice President and Controller
                                    (Person Performing Similar Functions
                                    of Principal Financial Officer and
                                    Principal Accounting Officer)

                                                            EXHIBIT 11


                    INTERNATIONAL ASSETS HOLDING CORPORATION
                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

                For the Six Months Ended March 31, 1999 and 1998



                                                                       1999                  1998 (1)
                                                                       ----                  --------
Basic Earnings (Loss) Per Share
Numerator:
  Net income (loss)                                                  $ 324,154              $ (40,524)

Denominator:
  Weighted average number of common shares outstanding               1,626,087              1,702,817

Basic earnings (loss) per share                                         $ 0.20                $ (0.02)


Diluted Earnings (Loss) Per Share
Numerator:
  Net income (loss)                                                  $ 324,154              $ (40,524)

Denominator:
  Weighted average number of common shares outstanding               1,626,087              1,702,817

  Weighted  average  number of net  common  shares  that  would be issued  upon exercise of dilutive options and warrants assuming proceeds used to repurchase shares pursuant to the treasury
  stock method (2)                                                     116,915                   -


  Weighted average number of common shares and dilutive
  potential common shares outstanding                                1,743,002              1,702,817

Diluted earnings (loss) per share                                       $ 0.19                $ (0.02)


-------------------------------------------------------------------------------

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

                    INTERNATIONAL ASSETS HOLDING CORPORATION
                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

               For the Three Months Ended March 31, 1999 and 1998




                                                                        1999                    1998
                                                                        ----                    ----
Basic Earnings Per Share

  Net income                                                         $ 123,495               $ 94,178

  Weighted average number of common shares outstanding               1,627,314              1,701,749

  Basic earnings per share                                              $ 0.08                 $ 0.06


Diluted Earnings Per Share

  Net income                                                         $ 123,495               $ 94,178

  Weighted average number of common shares outstanding               1,627,314              1,701,749

  Weighted  average  number of net  common  shares  that  would be  issued  upon exercise of dilutive  options  assuming
  proceeds  used to  repurchase  shares pursuant to the treasury
  stock method (1)                                                     260,866                 94,565

  Weighted average number of common shares and dilutive
  potential common shares outstanding                                1,888,180              1,796,314

  Diluted earnings per share                                            $ 0.07                 $ 0.05


-------------------------------------------------------------------------------

(1) The treasury stock method recognizes the use of proceeds that could be obtained upon exercise of options in computing diluted earnings per share. It assumes exercise of options as of the beginning of the period or when issued, if later, and that any proceeds would be used to purchase common stock at the average market price during the period.