Form 10QSB
period 1999-06-30
INTERNATIONAL ASSETS HOLDING CORP
filed 1999-08-12
CIK 913760

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

The number of shares outstanding of Common Stock was 1,718,828 as of August 5, 1999.

Transitional small business disclosure format   Yes [ ]   No [X]

                                      INDEX



                                                                        Page No.
Part I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets as of
              June 30, 1999 and September 30, 1998                          3

              Condensed Consolidated Statements of Operations
              for the Nine Months ended June 30, 1999 and 1998              5

              Condensed Consolidated Statements of Operations
              for the Three Months ended June 30, 1999 and 1998             6

              Condensed Consolidated Statements of Cash Flows
              for the Nine Months ended June 30, 1999 and 1998              7

              Notes to Condensed Consolidated Financial Statements          9

   Item 2.    Management's Discussion and Analysis or Plan of Operation    15


Part II.      OTHER INFORMATION

   Item 1.    Legal Proceedings                                            25

   Item 6.    Exhibits and Reports on Form 8-K                             25

              Signatures                                                   26

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                            (Unaudited)

                                                              June 30,           September 30,
              Assets                                            1999                 1998
              ------                                            ----                 ----


Cash                                                        $  538,437              617,628
Cash deposits with clearing broker                           3,945,869            2,424,486
Foreign currency                                                17,391                3,961
Receivable from clearing broker, net                                 0              791,753
Other receivables                                               53,990               63,523
Securities owned, at market value                            3,175,504            2,014,734
Investment in Joint Venture                                     15,746                    0
Income taxes receivable                                         55,874               67,398
Deferred income tax benefit                                     85,921              127,065

Property and equipment, at cost:
     Leasehold improvements                                     52,953               52,953
     Furniture and equipment                                   962,618              902,719
                                                        -------------------- --------------------

                                                             1,015,571              955,672
Less accumulated depreciation and amortization                (696,946)            (605,059)
                                                        -------------------- --------------------

              Net property and equipment                       318,625              350,613

Other assets, net of accumulated amortization of $138,007
   in June 1999 and $118,504 in September 1998                 108,847               98,920






                                                       ==================== ====================
              Total assets                                 $ 8,316,204            6,560,081
                                                       ==================== ====================

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                                             (Unaudited)

                                                                               June 30,           September 30,
              Liabilities and Stockholders' Equity                               1999                 1998
              ------------------------------------                               ----                 ----


Liabilities:
     Foreign currency sold, but not yet purchased                           $   32,487                7,206
     Securities sold, but not yet purchased, at market value                 1,089,262              290,403
     Payable to clearing broker, net                                            47,196                    0
     Accounts payable                                                           50,662               72,600
     Accrued employee compensation and benefits                                603,363              291,536
     Accrued expenses                                                          271,598              352,544
     Payable to joint venture                                                   13,333                    0
     Deferred income taxes                                                      12,442               16,797
     Other liabilities                                                         119,000              117,845
                                                                         -------------------- --------------------

              Total liabilities                                              2,239,343            1,148,931
                                                                         -------------------- --------------------

Stockholders' equity:
     Preferred stock, $.01 par value.  Authorized 1,000,000
       shares; issued and outstanding -0- shares                                 -                    -
     Common stock, $.01 par value.  Authorized 3,000,000
       shares; issued and outstanding 1,718,828 shares in June                  17,188               14,816
       1999 and 1,481,574 shares in September 1998
     Additional paid-in capital                                              4,598,496            3,564,648
     Retained earnings                                                       1,461,177            1,831,686
                                                                        -------------------- --------------------

              Total stockholders' equity                                     6,076,861            5,411,150


                                                                        ==================== ====================
              Total liabilities and stockholders' equity                   $ 8,316,204            6,560,081
                                                                        ==================== ====================


See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                For the Nine Months Ended June 30, 1999 and 1998

                                   (Unaudited)

                                                                            1999                1998
                                                                            ----                ----
Revenues:
     Commissions                                                         $4,700,005          5,484,305
     Net dealer inventory and investment gains                            2,437,717          1,549,350
     Management and investment advisory fees                                 63,171             57,241
     Account maintenance fees                                               108,314            132,366
     Interest and dividends                                                 184,466            206,666
     Loss from joint venture                                               (34,254)                  0
     Other                                                                   20,811             27,625
                                                                      ------------------  -----------------
              Total revenues                                              7,480,230          7,457,553
                                                                      ------------------  -----------------

Expenses:
     Commissions and clearing fees                                        3,017,469          3,324,935
     Employees compensation and benefits                                  2,097,597          1,516,033
     Communications                                                         197,391            257,373
     Promotion                                                              534,522            921,984
     Occupancy and equipment rental                                         332,062            263,435
     Interest                                                                 2,345              3,015
     Professional fees                                                      198,809            334,671
     Insurance                                                              124,695            154,817
     Depreciation and amortization                                          111,390            134,278
     Other operating expenses                                               302,804            588,572
                                                                      ------------------  -----------------
              Total expenses                                              6,919,084          7,499,113
                                                                      ------------------  -----------------
Income (loss) before income taxes                                           561,146           (41,560)

Income tax expense                                                          235,613              7,032
                                                                      ------------------  -----------------
Net income (loss)                                                         $ 325,533           (48,592)
                                                                      ==================  =================

Earnings (loss) per
share:
              Basic                                                        $   0.20              (.03)
              Diluted                                                      $   0.17              (.03)

Weighted average number of common shares outstanding:
              Basic                                                       1,650,938          1,695,505
              Diluted                                                     1,948,964          1,695,505

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                For the Three Months Ended June 30, 1999 and 1998

                                   (Unaudited)

                                                                          1999               1998
                                                                          ----               ----
Revenues:
     Commissions                                                      $1,594,474         1,627,252
     Net dealer inventory and investment gains                           648,958           404,010
     Management and investment advisory fees                              18,775            30,510
     Account maintenance fees                                             46,139            65,443
     Interest and dividends                                               75,719            68,947
     Loss from joint venture                                            (16,711)                 0
     Other                                                                 5,916            12,154
                                                                  ------------------  ----------------
              Total revenues                                           2,373,270         2,208,316
                                                                  ------------------  ----------------

Expenses:
     Commissions and clearing fees                                       975,596         1,044,104
     Employees compensation and benefits                                 710,619           477,836
     Communications                                                       66,521            83,123
     Promotion                                                           205,782           255,898
     Occupancy and equipment rental                                      116,479            97,291
     Interest                                                              1,249               490
     Professional fees                                                    85,316            67,133
     Insurance                                                            35,547            45,095
     Depreciation and amortization                                        32,999            43,719
     Other operating expenses                                            125,246            94,383
                                                                  ------------------  ----------------
              Total expenses                                           2,355,354         2,209,072
                                                                  ------------------  ----------------
Income (loss) before income taxes                                         17,916             (756)

Income tax expense                                                        16,537             7,312
                                                                  ------------------  ----------------
Net income (loss)                                                      $   1,379           (8,068)
                                                                  ==================  ================

Earnings (loss) per share:
              Basic                                                    $   0.001         $ (0.005)
              Diluted                                                  $   0.001         $ (0.005)

Weighted average number of common shares outstanding:
              Basic                                                    1,700,980         1,681,002
              Diluted                                                  2,172,267         1,681,002

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                For the Nine Months Ended June 30, 1999 and 1998

                                   (Unaudited)


                                                                         1999                1998
                                                                         ----                ----
Cash flows from operating activities:
     Net income (loss)                                                 $  325,533           (48,592)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
          Depreciation and amortization                                   111,390            134,278
          Deferred income taxes                                            36,789           (36,405)
          Non-cash compensation                                            93,601                  0
          Loss from joint venture                                          34,254                  0
          Cash provided by (used for) changes in:
              Receivable from clearing broker, net                        791,753            260,430
              Other receivables                                             9,533           (42,960)
              Securities owned, at market value                       (1,160,770)           (76,324)
              Income tax receivable                                        11,524                  0
              Other assets                                               (29,430)             21,135
              Securities sold, but not yet purchased, at market value     798,859          (292,517)
              Payable to clearing broker, net                              47,196                  0
              Accounts payable                                           (21,938)           (40,722)
              Accrued employee compensation and benefits                  311,827          (554,157)
              Accrued expenses                                           (80,946)           (32,864)
              Payable to joint venture                                     13,333                  0
              Other liabilities                                             1,155              9,579
                                                                   ------------------  -----------------
              Net cash provided by (used for) operating activities      1,293,663          (699,119)
                                                                   ------------------  -----------------

Cash flows from investing activities:
     Investment in joint venture                                         (50,000)                  0
     Acquisition of property, equipment and other assets                 (59,899)           (49,550)
                                                                   ------------------  -----------------
              Net cash used for investing activities                    (109,899)           (49,550)
                                                                   ------------------  -----------------



                                                                    (continued)

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                For the Nine Months Ended June 30, 1999 and 1998

                                   (Unaudited)

                                                                             1999                1998
                                                                             ----                ----

Cash flows from financing activities:
     Exercise of stock options                                             259,473                  0
     Acquisition of common shares related to repurchase program                  0           (30,609)
     Acquisition of common shares related to terminated
              ESOP and RSP participants                                   (12,896)           (66,795)
                                                                     ------------------  -----------------

              Net cash provided by (used for) financing activities        246,577           (97,404)
                                                                     ------------------  -----------------

              Net increase (decrease) in cash and cash equivalents      1,430,341          (846,073)

Cash and cash equivalents at beginning of period                        3,038,869          2,962,847
                                                                     ------------------  -----------------

Cash and cash equivalents at end of period                             $4,469,210          2,116,774
                                                                     ==================  =================


Supplemental disclosure of cash flow information:
     Cash paid for interest                                              $  2,345              3,015
                                                                     ==================  =================

     Income taxes paid                                                  $ 187,300             75,399
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

                             June 30, 1999 and 1998

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

       As used in this Form 10-QSB, the term "Company" refers, unless the context requires otherwise, to International Assets Holding Corporation and its six wholly owned subsidiaries; International Assets Advisory Corp. ("IAAC"), Global Assets Advisors, Inc. ("GAA"), International Financial Products, Inc. ("IFP"), International Trader Association, Inc. now known as INTLTRADER.COM, INC.("ITCI")
       (name change filed July 15, 1999), International Asset Management Corp.
       ("IAMC")  and   OffshoreTrader.com   Ltd.  ("OTCL"):   and  a  50%
       interest in International Assets New York, LLC ("IANY") a joint venture. All significant intercompany balances and transactions have been eliminated in consolidation.

       OTCL was incorporated on April 15, 1999 as a Bermuda exempted company and is 100% owned by International Assets Holding Corporation. OTCL was incorporated to explore global internet securities trading for non-U.S. citizens. In June 1999 OTCL was funded with a $25,000 share capital contribution from International Assets Holding Corporation. Exempted Bermuda companies, although resident in Bermuda, may only carry on business that is external to Bermuda. However, exempted Bermuda companies may trade with other exempted companies which reside in Bermuda.

(2)    Reclassifications
       Certain prior year amounts have been reclassified to conform to fiscal 1999 presentation. These changes had no impact on previously reported results of operations or stockholders' equity.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(3)    Stock Dividend
       On February 12, 1999 the Company's Board of Directors declared a 10% stock dividend for shareholders of record on March 5, 1999 and payable on March 26, 1999. The 10% stock dividend increased the Company's issued and outstanding common shares by 148,199 shares.

       Earnings per common share, weighted average shares outstanding, and all stock option activity have been restated to reflect the 10% stock dividend

(4)    Basic and Diluted Earnings (Loss) Per Share
       Basic earnings (loss) per share for the nine months ended June 30, 1999 and 1998, have been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share for the nine months ended June 30, 1999 has been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding. Diluted loss per share for the nine months ended June 30, 1998 is the same as basic loss per share because of the anti-dilutive impact of the potential common shares, due to the net loss for the period.

       Options to purchase 29,800 shares of common stock were excluded from the calculation of diluted earnings per share for the nine months ended June 30, 1999 because their exercise prices exceeded the average market price of common shares for the period. All options were excluded from the calculation of diluted loss per share for the nine months ended June 30, 1998, because their inclusion would have been antidilutive.

       Basic earnings (loss) per share for the three months ended June 30, 1999 and 1998, have been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share for the three months ended June 30, 1999 has been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding. Diluted loss per share for the three months ended June 30, 1998 is the same as basic loss per share because of the anti-dilutive impact of the potential common shares, due to the net loss for the period.

       No options to purchase shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended June 30, 1999. All options were excluded from the calculation of diluted loss per share for the three months ended June 30, 1998, because their inclusion would have been antidilutive.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(5) Securities Owned and Securities Sold, But Not Yet Purchased Securities owned and Securities sold, but not yet purchased at June 30, 1999 and September 30, 1998 consist of trading and investment securities at quoted market values as follows:

                                                                                          Sold, but not
                                                                          Owned           yet purchased
       June 30, 1999:
         Obligations of U.S. Government                               $    264,711                 -
         Common stock and American Depository Receipts                   2,201,496          1,067,060
         Corporate and municipal bonds                                     214,787                 -
         Foreign government obligations                                    257,639                 -
         Unit investment trusts, mutual funds and other
               investments                                                 236,871             22,202
                                                                        -----------        -----------
         Total                                                        $  3,175,504          1,089,262
                                                                        ===========        ===========

       September 30, 1998:
         Obligations of U.S. Government                               $    373,841                 -
         Common stock and American Depository Receipts                     836,057            290,403
         Corporate and municipal bonds                                     341,066                 -
         Foreign government obligations                                     26,713                 -
         Unit investment trusts, mutual funds and other
               investments                                                 437,057                 -
                                                                         ---------          ----------
         Total                                                        $  2,014,734            290,403
                                                                        ==========          ==========

(6)    Investment in Joint Venture
       In October 1998, the Company made an initial $20,000 capital contribution to International Assets New York, LLC (IANY), a 50/50 joint venture with Lakeside Investments, LLC, an unrelated party. In February 1999, the Company made an additional $30,000 capital contribution to this joint venture. The Company has recorded this investment under the equity method of accounting. For the nine months and three months ended June 30, 1999 the Company has recorded a loss of $34,254 and $16,711, respectively, for 50% of the joint venture's loss for both periods. As of June 30, 1999 the Company has a payable to the joint venture of $13,333 related to joint venture cash outlays which were made on behalf of the Company.

(7)    Leases
       The Company occupies leased office space of approximately 13,815 square feet at 250 Park Avenue South, Winter Park, Florida. The expiration date of the office lease is May 31, 2001. The lease includes an option to renew for an additional three years at a rental rate determined by the landlord.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

       The Company is obligated under various noncancelable operating leases for the rental of its office facilities and certain office equipment. Rent expense associated with operating leases amounted to $255,134 and $204,925 for the nine months ended June 30, 1999, and 1998, respectively. The future minimum lease payments under noncancelable operating leases as of June 30, 1999 are as follows:

            Fiscal Year (12 month period) Ending September 30,
            ---------------------------------------------------
                      1999                                     346,900
                      2000                                     383,600
                      2001                                     289,700
                      2002                                      81,700
                      2003                                      50,500
                      Thereafter                                 3,300

            Total future minimum lease payments             $1,155,700
                                                            ==========

       The Company and Lakeside Investments, LLC, each executed a 100% guaranty for the joint venture office lease for IANY. Concurrently, the Company and Lakeside Investments, LLC executed indemnification agreements expressly agreeing to indemnify each other related to this lease guarantee in accordance with each parties proportionate ownership (50/50). This office lease is for a 38 month term from January 1, 1999 through February 28, 2002. The total rental commitment for IANY is $100,944 (Fiscal year ending: September 30, 1999, $19,628; September 30, 2000, $33,648; September 30, 2001, $33,648 and September 30, 2002,
       $14,020).

(8)    Stock Repurchase Program
       The Board of Directors has authorized the Company to continue its repurchase of up to $500,000 in shares of the Company's common stock in the open market through the year ended September 30, 1999. The stock purchases may be made in the open market from time to time as market conditions permit. The Company is required to comply with Rule 10b-18 and Regulation M of the Securities and Exchange Commission which regulate the specific terms in which shares may be repurchased. Since the inception of the repurchase program on March 13, 1996 the Company has repurchased and retired a total of 39,193 shares (as adjusted for the 10% stock dividends) in the open market at a total cost of $129,233.

       In addition to the Company's common stock repurchases in the open market, the Company has repurchased and retired an additional 104,580 shares (as adjusted for the 10% stock dividends) from terminated participants of the Company's Employee Stock Ownership Plan and Retirement Savings Plan for a total cost of $256,893.

       In total the Company has repurchased 143,773 shares (as adjusted for the 10% stock dividends) for a total cost of $386,126 since
       March 13, 1996.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(9)    Commitments and Contingent Liabilities
       The Company is party to certain litigation as of June 30, 1999 which relates primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these items will not have a material adverse effect on the Company's consolidated financial statements.

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

       On June 4, 1999 one non-qualified stock option for 10,000 shares, with an exercise price of $7.25 per share was granted. The 10,000 share option granted on June 4, 1999 has a 10 year term and vests at 20% per year beginning one year from the date of grant.

       Incentive Stock Options exercised during the quarter ended June 30, 1999:

          Options        Date               Cash               Exercise         Original
          Exercised      Exercised          Proceeds           Price            Grant Date
          ---------      ---------          --------           -----            ----------
            1,100        April  6, 1999     $   2,726.90       $2.479           March 7, 1996
            7,000        April 13, 1999     $  29,505.00       $4.215           January 23, 1993
           13,200        April 14, 1999     $  59,994.00       $4.545           August 12, 1994
           46,200        April 15, 1999     $  95,449.20       $2.066           December 28, 1995
            5,000        April 26, 1999     $  10,330.00       $2.066           December 28, 1995
            5,000        June  17, 1999     $  10,330.00       $2.066           December 28, 1995
           ------                           ------------
           77,500                            $208,335.10
           ======

       Non-Qualified Options exercised during the quarter ended June 30, 1999:

          Options        Date               Cash               Exercise         Original
          Exercised      Exercised          Proceeds           Price            Grant Date
          ---------      ---------          --------           -----            ----------
            8,250        April 12, 1999     $  38,354.25       $4.649           May 13, 1994
            2,750        May 13, 1999       $  12,784.75       $4.649           May 13, 1994
           ------                           ------------
           11,000                           $  51,139.00
           ======


            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

       During the quarter ended June 30, 1999 the Company recognized $63,330 in non-cash compensation expense associated with the exercise of the 11,000 shares of non-qualified stock options.

(11)   ITCI Stock Option and Plan
       The Board of Directors of ITCI, a wholly owned subsidiary of the Company, adopted a stock option plan ("ITCI Plan") retroactively as of December 1, 1998. The ITCI Plan is intended to constitute both an "incentive stock option" and a "plan" within the meaning of and qualifying under Section 422 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder. The ITCI Plan permits the granting of 111 common shares (approximately 10% of the total common shares) of ITCI to a sole participant. The ITCI Plan expires on December 31, 2002. Retroactively, as of December 1, 1998 this one incentive stock option was granted to a sole participant. The purchase price of the 111 common shares is $98.95 per common share, being 100% of the fair market value per share of common stock as of December 1, 1998.

       The right to exercise the options granted and purchase the option shares does not vest unless certain defined ITCI financial benchmarks are met. If the first of these financial benchmarks is met 55 option shares vest on September 30, 2000. If the second financial benchmark is met 56 option shares vest on September 30, 2001. Some defined partial vesting is allowed if the defined financial benchmarks are partially achieved.

(12)   New Accounting Pronouncements
       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently reviewing SFAS 133, as amended, to see what impact, if any, it will have on the Company.

  (13) Subsequent Events
       On July 15, 1999 the Company's wholly owned subsidiary International Trader Association, Inc. filed an amendment to its Articles of Incorporation with the Florida Department of State which changed its name to INTLTRADER.COM, INC. (ITCI).

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

    The Company's assets increased from $6,560,081 at September 30, 1998, to $8,316,204 at June 30, 1999, or an increase of $1,756,123. The Company's liabilities increased from $1,148,931 at September 30, 1998, to $2,239,343 at June 30, 1999, or an increase of $1,090,412. The increase in the net assets (assets less liabilities) of $665,711 resulted from net income of $325,533, cash proceeds of $259,473 from the exercise of stock options and the $93,601 non-cash expense related to the exercise of non-qualified stock options, net of the $12,896 cost of repurchased stock for the nine month period ended June 30, 1999.

    The Company's condensed consolidated balance sheet at June 30, 1999, reflects a net payable to clearing broker, for trades which had not yet settled for cash, due to the costs of securities purchased exceeding the proceeds from the sale of securities.

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

    Nine Months Ended June 30, 1999, as Compared to the Nine Months Ended June 30, 1998

    The Company's revenues are derived primarily from commissions earned on the sale of securities and net dealer inventory and investment gains (trading income) in securities purchased or sold for the Company's account. For the nine months ended June 30, 1999 and 1998, 63% and 74%, respectively, of the Company's revenues were derived from commissions earned on the sale of securities, with 33% and 21%, respectively, of revenues coming from net dealer inventory and investment gains. Total revenues increased by $22,677, or .3% to $7,480,230 for the nine months ended June 30, 1999 from $7,457,553 for the same period in 1998. This increase was primarily attributable to a $888,367 increase in net dealer inventory and investment gains which was offset by a $784,300 decrease in commission revenues as well as net decreases in other revenue sources totaling $81,390.

    Commission revenue decreased by $784,300, or 14% to $4,700,005 for the nine months ended June 30, 1999 from $5,484,305 for the same period in 1998. Revenues from commissions are affected by both retail trading volume and the dollar amount of retail trades. Based on the number of retail trades processed, 1999 volume decreased by 17% from 1998 levels. Partially offsetting this 17% decrease in volume is a 4% increase in the dollar average of retail trades for 1999 as compared with 1998. The average number of account executives decreased from an average of 43 for the nine months ended June 30, 1998 to an average of 30 for the nine months ended June 30, 1999, or a decrease of 30%.

    Net dealer inventory and investment gains increased by $888,367, or 57% to $2,437,717 for the nine months ended June 30, 1999 as compared to $1,549,350 for the same period in 1998. The increase in net dealer inventory and investment gains is primarily attributable to a $858,704 increase in wholesale trading income and a $223,552 increase in income generated from Company investment portfolio valuations in the nine months ended June 30, 1999 as compared to the same nine month period in 1998. The increase in wholesale trading is attributable to the ongoing development of new wholesale trading relationships by the Company as well as maintenance of existing wholesale relationships. Partially offsetting the significant increases in wholesale trading is a $209,082 decrease in retail equity trading income for the nine months ended June 30, 1999 as compared to the same period in 1998. The Company's retail trading department primarily concentrates on global securities which it believes are likely to be traded by the Company's retail clients. By focusing on these types of securities, retail trading income is more directly related to commission income and order flow.

    Revenues from management and investment advisory fees increased by $5,930, or 10% to $63,171 for the nine months ended June 30, 1999 from $57,241 for the same period in 1998. The increase is primarily due to an increase in the dollar amount of fixed fee money under management.

    Interest and dividend revenue decreased by $22,200, or 11% to $184,466 for the nine months ended June 30, 1999 from $206,666 in the same period in 1998. This decrease is primarily attributable to a lower average dollar amount of interest bearing investments held by the Company for the nine month period.

    Loss from joint venture of $34,254 for the nine months ended June 30, 1999 represents the Company's 50% share of the operating loss from the activity of International Assets New York, LLC, a 50/50 joint venture with Lakeside Investments, LLC of New York which began its operations in December 1998.

    The major expenses incurred by the Company relate to direct costs of its securities operations such as commissions and clearing fees (which includes commissions paid to account executives), employees compensation and benefits, communications and promotion expense. Total expenses decreased by $580,029, or 8% to $6,919,084 for the nine months ended June 30, 1999 from $7,499,113 in the same period ended June 30, 1998. This decrease is primarily attributable to decreases in commissions and clearing fees, communications, promotions, professional fees and other operating expenses.

    Commissions and clearing fees decreased by $307,466, or 9% to $3,017,469 for the nine months ended June 30, 1999 from $3,324,935 in the same period in 1998. The decrease in commission expense is directly related to the 14% decrease in commission revenue and the related 30% decrease in the average number of account executives for the nine month period.

    Employees compensation and benefits expense increased by $581,564, or 38% to $2,097,597 for the nine months ended June 30, 1999 from $1,516,033 for the same period in 1998. The increase in employees compensation and benefits expense is due to the creation of additional staff positions related to ITCI's start-up as well as IAAC's staffing needs, increases in performance based bonus expense and an increase in the accrual for retirement plan profit sharing expense. The increase in performance based bonus and retirement plan profit sharing expense is primarily based on the $561,146 income before income taxes incurred for the nine month period ended June 30, 1999 as compared to the $41,560 loss before income taxes for the same nine month period ended June 30, 1998. The increase in employees compensation and benefits for the nine month period ended June 30, 1999 also includes $93,601 of non-cash compensation expense related to the exercise of two non-qualified stock options. No non-cash compensation expense was reported for the same period in 1998.

    Communications expense decreased by $59,982, or 23% to $197,391 for the nine months ended June 30, 1999 from $257,373 for the same period in 1998. This decrease is due to lower telephone, printing and postage expense related to the corresponding decrease in the average number of account executives from 43 for the nine months ended June 30, 1998 to 30 for the same period in 1999.

    Promotion expense decreased by $387,462, or 42% to $534,522 for the nine months ended June 30, 1999 from $921,984 for the same period in 1998. This decrease is primarily due to the planned reduction of promotion expenditures for print media, including newsletter publication, lead generation and the related postage expense.

    Occupancy and equipment rental expense increased by $68,627, or 26% to $332,062 for the nine months ended June 30, 1999 from $263,435 in the same period in 1998. This increase was primarily due to a negotiated, time specific rent adjustment realized during the five months from September 1997 through January 1998.

    Professional fees decreased by $135,862, or 41% to $198,809 for the nine months ended June 30, 1999 from $334,671 in the same period in 1998. This decrease is primarily due to significantly higher legal fees incurred during the nine month period ended June 30, 1998 related to a closed 1998 NASD arbitration matter.

    Other operating expenses decreased by $285,768, or 49% to $302,804 for the nine months ended June 30, 1999 from $588,572 in the same period in 1998. Approximately $100,000 of the decrease in other operating expenses represents the award in the closed arbitration matter which was incurred during the nine month period ended June 30, 1998 and an additional $100,000 of the decrease represents the partial reimbursement of the claimant's legal fees also awarded to the claimant in the same matter. Other operating expenses also included various other expenses that decreased from 1998 to 1999.

    As a result of the above, the Company is reporting net income of $325,533 for the nine months ended June 30, 1999. This is compared to a net loss of $48,592 for the nine months ended June 30, 1998.

    The Company's effective income tax rate was approximately 42% for the nine months ended June 30, 1999. The presence of income tax expense for the nine months ended June 30, 1998, given the loss before income taxes, is due to the amount of permanent tax differences exceeding the $41,560 loss before income taxes for the nine month period in 1998.

    Three Months Ended June 30, 1999, as Compared to the Three Months Ended June 30, 1998

    For the three months ended June 30, 1999 and 1998, 67% and 74%, respectively, of the Company's revenues were derived from commissions earned on the sale of securities, with 27% and 18%, respectively, of revenues coming from net dealer inventory and investment gains. Total revenues increased by $164,954, or 7% to $2,373,270 for the three months ended June 30, 1999 from $2,208,316 for the same period in 1998. This increase was primarily attributable to a $244,948 increase in net dealer inventory and investment gains which was offset by a $32,778 decrease in commission revenues.

    Commission revenue decreased by $32,778, or 2% to $1,594,474 for the three months ended June 30, 1999 from $1,627,252 for the same period in 1998. The decrease in commission revenue is related to the 9% decrease in ticket volume and largely offset by an 8% increase in the average dollar amount of trades during the three months ended June 30, 1999, as compared to the three months ended June 30, 1998. The average number of account executives decreased from an average of 38 for the three months ended June 30, 1998 to an average of 28 for the three months ended June 30, 1999, or a decrease of 26%.

    Net dealer inventory and investment gains increased by $244,948, or 61% to $648,958 for the three months ended June 30, 1999 as compared to $404,010 for the same period in 1998. The increase in net dealer inventory and investment gains is primarily attributable to a $88,916 increase in wholesale trading income and a $109,365 increase in income generated from Company investment portfolio valuations in the three months ended June 30, 1999 as compared to the same three month period in 1998.

    Revenues from management and investment advisory fees decreased by $11,735, or 38% to $18,775 for the three months ended June 30, 1999 from $30,510 for the same period in 1998. The decrease is due to decreases in unit investment trust supervisory fees as well as reduced client money management fees.

    Interest and dividend revenue increased by $6,772, or 10% to $75,719 for the three months ended June 30, 1999 from $68,947 in the same period in 1998.

    Loss from joint venture of $16,711 for the three months ended June 30, 1999 represents the Company's 50% share of the operating loss from the activity of International Assets New York, LLC, a 50/50 joint venture with Lakeside Investments, LLC of New York which began its operations in December 1998.

    Total expenses increased by $146,282, or 7% to $2,355,354 for the three months ended June 30, 1999 from $2,209,072 in the same period ended June 30, 1998. This increase is primarily attributable to increases in employees compensation and benefits, occupancy and equipment rental, professional fees and other operating expenses. These expense increases were partially offset by decreases in commissions and clearing fees, communications and promotions.

    Commissions and clearing fees decreased by $68,508, or 7% to $975,596 for the three months ended June 30, 1999 from $1,044,104 in the same period in 1998. The decrease in commission expense is directly related to the 2% decrease in commission revenue and the related 26% decrease in the average number of account executives for the three month period.

    Employees compensation and benefits expense increased by $232,783, or 49% to $710,619 for the three months ended June 30, 1999 from $477,836 for the same period in 1998. The increase in employees compensation and benefits expense is due to the creation of additional staff positions related to ITCI's start-up as well as IAAC's staffing needs and an increase in the accrual for
    retirement   plan  profit
    sharing expense. The increase in employees compensation and benefits for the three month period ended June 30, 1999 also includes $63,330 of non-cash compensation expense related to the exercise of one non-qualified stock option. No non-cash compensation expense was reported for the same period in 1998.

    Communications expense decreased by $16,602, or 20% to $66,521 for the three months ended June 30, 1999 from $83,123 for the same period in 1998. This decrease is due to lower telephone, printing and postage expense related to the corresponding decrease in the average number of account executives from 38 for the three months ended June 30, 1998 to 28 for the same period in 1999.

    Promotion expense decreased by $50,116, or 20% to $205,782 for the three months ended June 30, 1999 from $255,898 for the same period in 1998. This decrease is primarily due to the planned reduction of promotion expenditures for print media, including newsletter publication, lead generation and the related postage expense.

    Occupancy and equipment rental expense increased by $19,188, or 20% to $116,479 for the three months ended June 30, 1999 from $97,291 in the same period in 1998.

    Professional fees increased by $18,183, or 27% to $85,316 for the three months ended June 30, 1999 from $67,133 in the same period in 1998.

    Other operating expenses increased by $30,863, or 33% to $125,246 for the three months ended June 30, 1999 from $94,383 in the same period in 1998.

    As a result of the above, the Company is reporting net income of $1,379 for the three months ended June 30, 1999 as compared to a net loss of $8,068 for the three month period ended June 30, 1998.

    Income tax expense increased by $9,225 to $16,537 for the three months ended June 30, 1999 from $7,312 in the same period in 1998. The Company is reporting book income tax expense in excess of the regular expected tax rate due to the impact of permanent tax differences that occurs near breakeven operating activity. In addition, the calculation of an effective tax rate reports a meaningless percentage due to the effects of these permanent tax differences.

    Liquidity and Capital ResourcesSubstantial portions of the Company's assets are liquid. At June 30, 1999, approximately 91% of the Company's assets consisted of cash, cash equivalents and marketable securities. All assets are financed by the Company's equity capital, short-term borrowings from securities lending transactions and other payables.

    The Company's wholly owned registered securities broker/dealer subsidiary IAAC is subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At June 30, 1999, IAAC had net capital of approximately

    $2,741,000, which was approximately $2,609,000 in excess of its minimum net capital requirement at that date.

    The Company's wholly owned registered securities broker subsidiary ITCI is also subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. ITCI has not yet commenced operations. The net capital requirement for ITCI is based on ITCI's planned status as an introducing securities broker. At June 30, 1999, ITCI had net capital of approximately $173,000, which was approximately $123,000 in excess of its minimum net capital requirement at that date.

    In the opinion of management, the Company's existing capital and cash flow from operations will be adequate to meet the Company's capital needs for at least the next twelve months in light of known and reasonably estimated trends. The Company believes that it has the internal financial resources to implement the initial online trading of foreign and domestic securities activities and operations of ITCI without additional outside capital. However, at this time additional financing is being sought primarily for desired marketing efforts intended to generate potential online client and online securities transaction growth. Any additional financing will also support the required technology and staffing enhancements that would be required if the marketing efforts are successful in generating significant growth for ITCI. In conjunction with the Company's plans for ITCI, the Company has engaged PaineWebber as its exclusive financial advisor to arrange and negotiate a private placement of securities issued by the Company or to find a strategic partner. PaineWebber has been engaged to use its best efforts in connection with a private placement and does not have any obligation to purchase any securities issued by the Company or to provide financing of any kind to the Company.

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

    Additionally, the Company has assessed the state of readiness of almost all known technologically oriented service vendors and believes, based on letters of certification, that the vast majority of these vendors are Year 2000 compliant with the remainder expected to be compliant before the end of August 1999. This determination does not mean that the vast majority of the Company's material third parties pose no Year 2000 risk to the Company. First, the Company is relying in large measure on these parties' assessments of their readiness. Second, there are several vendors, which account for a substantial portion of the Company's mission critical operations, which may be partially or largely, but not fully, Year 2000 compliant. Finally, certain critical third parties, such as exchanges, clearing houses, depositaries and other service vendors have no direct functional contact with the Company (as they operate directly with Wexford) but may impact the Company's operations.

    During fiscal year 1997 the Company began the strategic review process as it relates to the Year 2000 process. The Board of Directors of the Company approved the Company's Year 2000 plan at its meeting on July 17, 1998. This plan includes all phases necessary and budgetary consideration for each fiscal year through the Year 2000.

    The Year 2000 remediation plan and process includes (1) identification, modification and testing of non-compliant Year 2000 code; (2) identification, inventory, assessment and, if necessary, modification of internal ad hoc systems or applications that may be material to the Company's operations; (3) with the exception of counterparties and customers, documentation of the assessment of the readiness of the Company's material third parties; and (4) a timetable for completion of all year 2000 plans implementation steps for amendment to the plan as required. During the year ended September 30, 1998 the Company incurred approximately $76,000 of costs related to the Year 2000 problem. During the nine months ended June 30, 1999 the Company incurred approximately $87,000 in costs related to the Year 2000 problem. The Company has budgeted a total of $193,000 for Year 2000 related costs for the 20 month period from June 1998 through January 2000. These Year 2000 costs include both capital expenditures and period expenses. This Year 2000 budget will be funded from the working capital of the Company. Provided there is an absence of unanticipated critical events, the Company does not expect Year 2000 costs to have a material effect on its operating results, financial condition or cash flows.

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

                           PART II - OTHER INFORMATION

    ITEM 1.       LEGAL PROCEEDINGS

    The Company is party to certain arbitration and/or litigation matters as of June 30, 1999 which relate primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these additional items will not have a material adverse effect on the Company's consolidated financial statements.

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

    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

          a). Exhibits

                 (10.12) The Company's Employment Agreement, entered into as March 24, 1999, between the Company and Diego J. Veitia, is attached hereto as Exhibit 10.12.

                 (10.13) The Company's Employment Agreement, entered into as March 24, 1999, between the Company and Jerome F. Miceli, is attached hereto as Exhibit 10.13.

                 (11) The Statements of Computation of Earnings Per Share are attached hereto as Exhibit 11.

                 (21)      Subsidiaries of the Registrant is attached hereto as
                           Exhibit 21.

                 (27) Broker-Dealers and Broker Dealer Holding Companies Financial Data Schedule BD is attached hereto as
                           Exhibit 27.

          b). Form 8-K

                      No reports were filed on Form 8-K during the nine months ended June 30, 1999.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTERNATIONAL ASSETS HOLDING CORPORATION

Date 08/12/99                       /s/ Diego J. Veitia
                                    Diego J. Veitia
                                    Chairman and Chief Executive Officer


Date 08/12/99                       /s/ Jonathan C. Hinz
     --------                       --------------------
                                    Jonathan C. Hinz
                                    Vice President and Controller
                                    (Person Performing Similar Functions
                                    of Principal Financial Officer and
                                    Principal Accounting Officer)

                                                                  Exhibit 10.12

                              EMPLOYMENT AGREEMENT


         THIS EMPLOYMENT AGREEMENT ("Agreement") is made and entered into as of the 24th day of March, 1999, by and between INTERNATIONAL ASSETS HOLDING CORPORATION, a Delaware corporation (the "Company"), and Diego J. Veitia (the "Executive"); this Agreement shall become effective as of March 24, 1999 (the "Effective Date").


                                 R E C I T A L S

         A. The Company, directly or through its subsidiaries, operates a financial services company, including a full-service securities brokerage firm specializing in global investing, a registered investment advisor providing clients with investment advisory services, and other securities businesses servicing its clients.

         B. The Executive is the Chairman of the Board and Chief Executive Officer of the Company, and may hold such offices in its subsidiaries as may be appropriate for the conduct of its business.

         C. The Company is a publicly held entity, having previously offered shares of the Company's common stock pursuant to a registration statement, and continues to file reports as to the Companies business.

         D. The Board of Directors of the Company (the "Board") considers it essential to the best interests of the Company that the Executive remain with the Company after the completion of the present term of his employment.

         E. In order to induce the Executive to continue to be employed by the Company, the Company desires to enter into this Agreement with the Executive.

         F. The Executive desires to continue in the employ of the Company, and agrees to continue his employment, and in furtherance thereof agrees to be bound by the covenants herein.

         NOW THEREFORE, in consideration of the mutual covenants and agreements set forth hereinafter, the Company and the Executive agree as follows:

         1.       Recitals.  All of the above recitals are true and correct.

         2. Term. The term of this Agreement shall be for a period of two years commencing on the Effective Date, subject, however, to prior termination as herein provided. Thereafter, this Agreement may be extended by the mutual written agreement of the Company and the Executive.

         3. Duties. During the period of employment (except as otherwise agreed by the Executive), the Executive will be employed as the Chairman of the Board and Chief Executive Officer of the Company and shall have powers and duties as may from time to time be delegated to the Executive by the Board. The Executive shall report to the Board of Directors. The Company acknowledges that Executive is not required to devote his full-time business efforts to the conduct of the duties specified in this Agreement. The Company acknowledges that the Executive is involved in the conduct of other business entities, and may continue such involvement during the term of this Agreement.

         4. Indemnification. The Company agrees to defend, indemnify and hold harmless the Executive ("Indemnified Party") for acts in his capacity as Executive to the fullest extent permitted by Delaware corporate law at the present time (or as such right of indemnity may be increased in the future). The Company agrees to reimburse the Indemnified Party on a monthly basis for any cost of defending any action or investigation (including reasonable attorneys' fees and expenses) subject to an undertaking from the Indemnified Party to repay the Company if the Indemnified Party is determined not to be entitled to such indemnity by a court of competent jurisdiction.

         5.       Compensation and Related Matters.

                  (a) Basic Salary. As a compensation for the duties to be performed by the Executive hereunder, the Company will pay the Executive a base salary at a rate of $143,504 during the current year and shall thereafter increase effective as of the first day of each suceeding fiscal year by the greater of (i) the change in the consumer price index, or (ii) such other amount as the Board in its discretion determines to be appropriate. The Executive's base salary shall be payable in accordance with the customary payroll practices of the company, during the period of employment.

                  (b) Bonus Plan. (i) In addition to the base salary, the Executive shall be entitled to additional compensation in an amount equal to a percentage of the adjusted consolidated pre-tax earnings of the Company (including its subsidiaries) for each fiscal year which ends during the term hereof.

                 (ii) For purposes of this Section 5(b), the "consolidated pre-tax earnings of the Company" shall be determined by the independent public accountants then regularly servicing the Company, in accordance with generally accepted accounting principles, consistently applied, based on the audited consolidated financial statements of the Company for such fiscal year, which determination shall be binding on the parties hereto. In calculating the amount of the consolidated pre-tax earnings of the Company certain financial transactions (including start-up costs arising from the creation of the Company's branch office in New York, New York) may be excluded if so directed by a unanimous vote of all directors of the Company excluding the Executive.

                 (iii) The consolidated Return on Equity (ROE) percentage shall be calculated by dividing the audited fiscal year end net income of the Company by the Average Shareholders Equity. The Average Shareholders Equity for each fiscal year shall be determined by averaging the shareholders' equity reported in the audited financial statements of the Company as of the beginning and the end of that fiscal year.

                 (iv) The executive bonus percentage for a fiscal year shall be calculated by applying the consolidated ROE percentage for that year to the consolidated pre-tax earnings as adjusted before the deduction for officers bonus expense and as adjusted for certain financial transactions pursuant to
Section 5(b)(ii). The executive bonus percentage shall be subject to a minimum of 5% and a maximum of 15% of adjusted consolidated pre-tax earnings of the Company.

                  (v) Such compensation shall be determined and paid within 60 days after delivery by the Company's independent accountants of the audited consolidated financial statements of the Company for such fiscal year.

         (c) Stock Options. The Executive shall be eligible to participate in the Stock Option Plan (the "Plan") and shall be considered by the Company's Board or the Compensation Committee to receive grants of options thereunder at the same times as consideration shall be given by the Board or such committee to the grants of stock options generally to senior executive officers of the Company. If the Plan shall be terminated or if no options remain available for grant thereunder, the Executive shall be entitled to participate in such other incentive program as the Company may substitute for the Plan for its senior executive officers. Any options which have not vested in the Executive, or which have not been exercised by the Executive at the time of the termination of the employment of the Executive shall be deemed cancelled, withdrawn, void, or otherwise not operative.

         (d) Additional Compensation. The Company may award additional bonuses to the Executive from time to time in amounts as determined by the Board or a committee of the Board.

         (e) Reimbursement of Expenses. During the term of this Agreement, the Company shall promptly pay or reimburse the Executive for all reasonable business expenses actually incurred or paid by the Executive in the performance of his services hereunder (including annual membership dues in connection with the Executive's affiliations with any organizations or clubs) in accordance with the policies and procedures of the Company for the reimbursement of business expenses of its senior executive officers, provided that the Executive properly accounts therefor in accordance with Company policy.

         (f) Benefits. The Company shall, at its sole cost and expense, provide life insurance, medical insurance, disability insurance and other benefits comparable to those provided by comparable companies to their senior executive officers.

         (g) Automobile. During the term of this Agreement, the Company shall furnish the Executive, without cost to him, a Company-owned or leased automobile, of year type, and model to be agreed upon between the Company and the Executive, or provide Executive with a monthly car allowance in the amount of $600.00.

         6. Vacation, Days Off. The Executive may take a maximum of 4 weeks vacation, at times to be determined in the manner most convenient for the business of the Company. In addition, the Executive may take time off at such times as may be determined by the Board to attend such meetings and postgraduate courses as may comply with regulatory and licensing requirements of the businesses conducted by the Company, or which otherwise directly advance the interests of the Company. The Company may, in its discretion, reimburse the Executive for some or all of the expenses incurred to register for or attend such training courses.

         7.       Termination Provisions.

                  (a)      Termination

                         (i) The Executive's employment hereunder shall
automatically terminate (A) upon the Executive's death or Disability (as hereinafter defined); (B) upon written notice by the Company for "Cause" (as hereinafter defined); or (C) upon 30 days written notice by either party.

                        (ii) For purposes of this Agreement, "Disability" shall have the same meaning as that term has under a disability policy maintained for the Executive by the Company. If no such policy exists, or if payment of benefits under the policy is not conditioned on meeting such a definition, then "Disability" shall mean that the Executive is unable to perform his duties hereunder on a full-time basis for three consecutive months after reasonable accommodation by the Company.

                        (iii) For purposes of this Agreement, the Company shall have "Cause" to terminate the Executive's employment hereunder upon (A) the willful failure by the Executive to substantially perform the Executive's duties (other than any such failure resulting by the Executive's Disability) and continuance of such failure for more than 30 days after the Company notifies the Executive in writing of the Executive's failure to perform; (B) the engaging by the Executive in willful misconduct which is injurious to the Company; (C) the conviction of the Executive in a court of proper jurisdiction of a crime which constitutes a felony in respect of the conduct of the business of the Company;or (D) a finding by the National Association of Securities Dealers, Inc. the "NASD"), another self-regulatory body of competent jurisdiction (the "SRO"), or U.S. Securities and exchange Commission (the "SEC") that the Executive personally violated its rules or regulations, and such finding or penalty therefore restricts the Executive's ability to perform his obligations under this Agreement. Notwithstanding the foregoing, the Executive shall not be deemed to have personally violated rules or regulations of the NASD, an SRO, or the SEC, if a finding or penalty imposed is based upon a finding that the Executive did not adequately supervise such employee, but was not otherwise a party to the acts constituting the misconduct by such other person. Further, the Executive shall not be deemed to have been terminated for Cause unless and until there has been delivered to the Executive notice that a resolution has been duly adopted by the Board which finds that the Company has "Cause" to terminate the Executive as contemplated in this Section 7(a), provided, that the Executive is terminated for Cause upon conviction of a felony as identified in clause (C) above, and upon the revocation of any license required under applicable law for the conduct of the business of the Company by the Executive.

                  (b) Compensation Upon Termination. If either (i) the Company shall terminate the employment of the Executive for Cause pursuant to the provisions of Section 7(a) hereof, or (ii) the Executive shall resign (other than as a result of the violation of this Agreement by the Company), then the Company shall pay the Executive 100% of the compensation set forth in Section 5 hereof for 30 days following the date of termination of employment. If the Company shall terminate the employment of the Executive without Cause or the Executive resigns as a result of a breach by the Company of its obligations to the Executive, whether set forth herein or otherwise, then the Company shall pay the Executive 100% of the compensation set forth in Section 5 hereof for 24 months following the date of termination.

         8.       Nondisclosure and Noncompetition.

                  During the period of employment hereunder and for a period of one year after termination of this Agreement (for whatever reason), the Executive shall not, without the written consent of the Board or a person authorized thereby, disclose to any person, information, knowledge or data which is not theretofore publicly known and in the public domain, and obtained by the Executive while in the employ of the Company (which for purposes of this Section 8 shall include the Company or any of its subsidiaries), respecting information about the Company, or of any products, improvements, designs or styles, customers, methods of distribution, sales, prices, profits, costs, contracts, suppliers, business prospects, business methods, techniques, research, trade secrets, or know-how of the Company, except as the Executive may, in good faith, reasonably believe to be for the Company's benefit. Notwithstanding the foregoing, for a period of one year following the termination of employment hereunder, the Executive may disclose any information, knowledge or data of the type described to the extent required by law in connection with any judicial or administrative proceeding or inquiry.

                  In addition to the foregoing and in the interest of protecting the Company's trade secrets, during the term of this Agreement and for a period of one year after termination of this Agreement for any reason, the Executive shall not, without the written consent of the Board or a person authorized thereby, directly or indirectly, do any business with respect to, or solicit any business similar to the business of the Company from, any of the Company's customers, clients, or accounts without the consent of the Company. In addition, Executive shall not directly, or through any company of which Executive is an officer, employee, or more than 5% owner, hire any employee of the Company, or attempt to solicit any employee of, or independent contractor used by, the Company to leave the service of the Company.

                  Executive agrees that the restrictions of this Section 8 are reasonable as to time, area, subject matter and otherwise due to the confidential nature of the information and trade secrets of the Company, and the unique role and substantial compensation of the Executive. The Executive acknowledges that he entered into the covenants imposed by this Section 8 in connection with a prior employment agreement, and that such restrictions are continued without interruption under this Agreement. The covenants contained in this Section 8 shall survive the termination of the Executive's employment pursuant to this Agreement. The foregoing provisions of this Section 8 shall be binding upon the Executive's heirs, successors and legal representatives.

         9. Repurchase of Stock. It is agreed that within fifteen days following the termination of this Agreement by virtue of the death or Disability of the Executive; or by action of the Company other than for Cause; or at the time of the resignation of the Executive as a result of a breach by the Company of its obligations under this Agreement, then the Executive may give notice to the Company (a "Section 9 Notice") that the Company shall repurchase from the Executive a specified number of shares of stock of the Company then owned by the Executive. For the purpose of this determination, shares which are not vested in the Executive, and shares which are the subject of options which have not been exercised by the Executive, shall not be deemed to be shares "then owned by the Executive."

                  The giving of such notice shall constitute a revocable offer of such shares to the Company. Upon the receipt of a Section 9 Notice, the Company shall be obligated to purchase on or about the first business day of each of the next twenty months thereafter, a number of shares equal to five percent of the number of shares identified in the notice given hereunder, to the extent such shares are tendered for delivery to the Company, and to the extent that such purchase may be made under applicable law. If the Executive shall fail to tender in any month the number of shares which the Company is obligated to purchase during such month, then the offer to the Company of such number of shares (but not other shares covered by the Section 9 Notice during future months), shall be deemed to have been waived.

                  In the event that a change in control of the Company occurs, or is proposed to occur, during the period the Company is obligated to purchase shares pursuant to this Section 9, then the duty of the Company to acquire from the Executive any shares covered in the Executive's Section 9 Notice is hereby accelerated, and such purchase (including full payment for such shares) must be completed on or before the date of a proposed change of control, or within twenty days after a change of control which occurs other than with the cooperation of the Company. If the Executive would be entitled to deliver a
Section 9 Notice to the Company in connection with events arising from a proposed change of control event involving the Company, then such Section 9 Notice may provide for the offer and purchase of such shares concurrently with the triggering change of control event.

                  Each purchase of shares under this Section 9 shall be made at current market price per share of the stock in effect at the time such purchase are made. The Company shall not be obligated to purchase any shares, and the Executive is not empowered to offer his shares to the Company pursuant to this provision upon the expiration of this Agreement by the passage of time.

         10. Tax Returns. During the term of this Agreement, the Company shall promptly pay or reimburse the Executive for all costs and expenses associated with the preparation of the Executive's personal income tax returns. The Executive represents and warrants that he will file all tax returns he is required by law to file, as and when due on the original due date or a lawfully extended filing date.

         11. Other Directorships. The Company acknowledges and understands that the Executive will sit on the Board of Directors of other public and private companies not in competition with the Company and its affiliates. The Company agrees that the Executive shall be entitled to any fees or salary received for his participation on the Boards of Directors of such companies.

         12. Attorneys' Fees. In the event a proceeding is brought to enforce or interpret any part of this Agreement or the rights or obligations or any party to this Agreement, the prevailing party shall be entitled to recover as an element of such party's costs of suit, through all appeals, and not as damages, reasonable attorneys' fees and paralegals' fees to be fixed by the arbitrator(s) or court. The prevailing party shall be the party who is entitled to recover his costs of suit or proceeding whether or not the action proceeds to final judgment. A party not entitled to recover his costs shall not recover attorneys' fees.

         13. Successors and Assigns. This Agreement and the benefits hereunder are personal to the Company and are not assignable or transferable by the Executive without the written consent of the Company. The services to be performed by the Executive hereunder may not be assigned by the Company, without the written consent of the Executive, to any person, firm, corporation or other entity, with the exception of a parent or subsidiary of the Company. Subject to the foregoing, this Agreement shall be binding upon and inure to the benefit of the Company and the Executive and the Executive's heirs and legal representatives, and the Company's successors and permitted assigns.

         14. Governing Law. This Agreement shall be construed in accordance with and governed by the law of the State of Delaware, without regard to the application of principles of conflict of laws.

         15. Notices. All notices and other communications required or permitted to be given under this Agreement shall be in writing and shall be deemed to have been given if delivered personally or sent by certified mail, return receipt requested, postage prepaid, to the parties to this Agreement shall specify by notice to the other:

         If to the Company:           International Assets Holding Corporation
                                      Suite 200
                                      250 Park Avenue South
                                      Winter Park, Florida 32789

         With a copy to:              Steven M. Felsenstein, Esq.
                                      Stradley, Ronon, Stevens & Young LLP
                                      2600 Commerce Square
                                      Philadelphia, Pennsylvania 19103

         If to the Executive:         Mr. Diego J. Veitia
                                      Winter Park, FL 32789


All notices and communications shall be deemed to have been received on the date of delivery or on the third business day after the mailing thereof.

         16. Modification; Waiver. No provisions of this Agreement may be modified, waived or discharged unless such modification, waiver or discharge is approved by the Board or a person authorized thereby, and is agreed to in a writing signed by the Executive and such officer as may be specifically designated by the Board. No waiver by either party hereto at the time of any breach by the other party hereto of any condition or provision of this Agreement, or compliance therewith, by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same time, or at any prior or subsequent time.

         17. Complete Understanding. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not set forth expressly in this Agreement.

         18. Headings. The headings in this Agreement are for convenience of reference only and shall not control or affect the meaning or construction of this Agreement.

         19. Severability. The invalidity of any one or more of the words, phrases, sentences, clauses or sections contained in this Agreement shall not affect the enforceability of the remaining portions of this Agreement or any part thereof, all of which are inserted conditionally on their being valid in law, and if any one or more of the words, phrases, sentences, clauses or sections contained in this Agreement shall be declared invalid, this Agreement shall be construed as if such invalid word or words, phrase or phrases, sentence or sentences, clause or clauses, or section or sections had not been inserted.

         20. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

         21. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in Orlando, Florida, in accordance with the rules of the American Arbitration Association then in effect.

         IN WITNESS WHEREOF, the parties have executed this Agreement as of the date and year first above written.

                                    COMPANY:

                                    INTERNATIONAL ASSETS HOLDING
                                    CORPORATION, a Delaware corporation


                                    By:     Jerome F. Miceli
                                    Name:   Jerome F. Miceli
                                    Title:  President & COO


                                    EXECUTIVE:

                                    Diego J. Veitia
                                    Diego J. Veitia

                                                                 Exhibit 10.13

                              EMPLOYMENT AGREEMENT


         THIS EMPLOYMENT AGREEMENT ("Agreement") is made and entered into as of the 24th day of March, 1999, by and between INTERNATIONAL ASSETS HOLDING CORPORATION, a Delaware corporation (the "Company"), and Jerome F. Miceli (the "Executive"); this Agreement shall become effective as of March 24, 1999 (the "Effective Date").


                                 R E C I T A L S

         A. The Company, directly or through its subsidiaries, operates a financial services company, including a full-service securities brokerage firm specializing in global investing, a registered investment advisor providing clients with investment advisory services, and other securities businesses servicing its clients.

         B. The Executive is the President, Chief Operating Officer and Treasurer of the Company, and shall hold such offices of its subsidiaries as may be appropriate for the conduct of its business.

         C. The Company is a publicly held entity, having previously offered shares of the Company's common stock pursuant to a registration statement, and continues to file reports as to the Companies business.

         D. The Board of Directors of the Company (the "Board") considers it essential to the best interests of the Company that the Executive remain with the Company after the completion of the present term of his employment.

         E. In order to induce the Executive to continue to be employed by the Company, the Company desires to enter into this Agreement with the Executive.

         F. The Executive desires to continue in the employ of the Company, and agrees to continue his employment, and in furtherance thereof agrees to be bound by the covenants herein.

         NOW THEREFORE, in consideration of the mutual covenants and agreements set forth hereinafter, the Company and the Executive agree as follows:

         1.       Recitals.  All of the above recitals are true and correct.

         2. Term. The term of this Agreement shall be for a period of two years commencing on the Effective Date, subject, however, to prior termination as herein provided. Thereafter, this Agreement may be extended by the mutual written agreement of the Company and the Executive.

         3. Duties. During the period of employment (except as otherwise agreed by the Executive), the Executive will be employed as the President, Chief Operating Officer and Treasurer of the company and shall have powers and duties as may from time to time be delegated to the Executive by the Board. The Executive shall report to the Chairman of the Board. The Executive shall devote substantially all of the Executive's business time to the affairs of the Company.

         4. Indemnification. The Company agrees to defend, indemnify and hold harmless the Executive ("Indemnified Party") for acts in his capacity as Executive to the fullest extent permitted by Delaware corporate law at the present time (or as such right of indemnity may be increased in the future). The Company agrees to reimburse the Indemnified Party on a monthly basis for any cost of defending any action or investigation (including reasonable attorneys' fees and expenses) subject to an undertaking from the Indemnified Party to repay the Company if the Indemnified Party is determined not to be entitled to such indemnity by a court of competent jurisdiction.

         5.       Compensation and Related Matters.

                  (a) Basic Salary. As a compensation for the duties to be performed by the Executive hereunder, the Company will pay the Executive a base salary at a rate of $143,504 during the current year and such salary shall thereafter increase effective as of the first day of each succeeding fiscal year by the greater of (i) the change in the consumer price index, or (ii) such other amount as the Board in its discretion determines to be appropriate. The Executive's base salary shall be payable in accordance with the customary payroll practices of the company, during the period of employment.

                  (b) Bonus Plan. (i) In addition to the base salary, the Executive shall be entitled to additional compensation in an amount equal to a percentage of the adjusted consolidated pre-tax earnings of the Company (including its subsidiaries) for each fiscal year which ends during the term hereof.

                    (ii) For purposes of this Section 5(b), the "consolidated pre-tax earnings of the Company" shall be determined by the independent public accountants then regularly servicing the Company, in accordance with generally accepted accounting principles, consistently applied, based on the audited consolidated financial statements of the Company for such fiscal year, which determination shall be binding on the parties hereto. In calculating the amount of the consolidated pre-tax earnings of the Company certain financial transactions (including start-up costs arising from the creation of the Company's branch office in New York, New York) may be excluded if so directed by a unanimous vote of all directors of the Company excluding the Executive.

                   (iii) The consolidated Return on Equity (ROE) percentage shall be calculated by dividing the audited fiscal year end net income of the Company by the Average Shareholders Equity. The Average Shareholders Equity for each fiscal year shall be determined by averaging the shareholders' equity reported in the audited financial statements of the Company as of the beginning and the end of that fiscal year.

                    (iv) The executive bonus percentage for a fiscal year shall be calculated by applying the consolidated ROE percentage for that year to the consolidated pre-tax earnings as adjusted before the deduction for officers bonus expense and as adjusted for certain financial transactions pursuant to
Section 5(b)(ii). The executive bonus percentage shall be subject to a minimum of 5% and a maximum of 15% of adjusted consolidated pre-tax earnings of the Company.

                     (v) Such compensation shall be determined and paid within 60 days after delivery by the Company's independent accountants of the audited consolidated financial statements of the Company for such fiscal year.

                   (c) Stock Options. The Executive shall be eligible to participate in the Stock Option Plan (the "Plan") and shall be considered by the Company's Board or the Compensation Committee to receive grants of options thereunder at the same times as consideration shall be given by the Board or such committee to the grants of stock options generally to senior executive officers of the Company. If the Plan shall be terminated or if no options remain available for grant thereunder, the Executive shall be entitled to participate in such other incentive program as the Company may substitute for the Plan for its senior executive officers. Any options which have not vested in the Executive, or which have not been exercised by the Executive at the time of the termination of the employment of the Executive shall be deemed cancelled, withdrawn, void, or otherwise not operative.

                  (d) Additional Compensation. The Company may award additional bonuses to the Executive from time to time in amounts as determined by the Board or a committee of the Board.

                  (e) Reimbursement of Expenses. During the term of this Agreement, the Company shall promptly pay or reimburse the Executive for all reasonable business expenses actually incurred or paid by the Executive in the performance of his services hereunder (including annual membership dues in connection with the Executive's affiliations with any organizations or clubs) in accordance with the policies and procedures of the Company for the reimbursement of business expenses of its senior executive officers, provided that the Executive properly accounts therefor in accordance with Company policy.

                  (f) Benefits. The Company shall, at its sole cost and expense, provide life insurance, medical insurance, disability insurance and other benefits comparable to those provided by comparable companies to their senior executive officers.

                  (g) Automobile. During the term of this Agreement, the Company shall furnish the Executive, without cost to him, a Company-owned or leased automobile, of year type, and model to be agreed upon between the Company and the Executive, or provide Executive with a monthly car allowance in the amount of $600.00.

         6. Vacation, Days Off. The Executive may take a maximum of 4 weeks vacation, at times to be determined in the manner most convenient for the business of the Company. In addition, the Executive may take time off at such times as may be determined by the Board to attend such meetings and postgraduate courses as may comply with regulatory and licensing requirements of the businesses conducted by the Company, or which otherwise directly advance the interests of the Company. The Company may, in its discretion, reimburse the Executive for some or all of the expenses incurred to register for or attend such training courses.

         7.       Termination Provisions.

                  (a)      Termination

                    (iv) The Executive's employment hereunder shall automatically terminate (A) upon the Executive's death or Disability (as hereinafter defined); (B) upon written notice by the Company for "Cause"
(as hereinafter  defined); or (C) upon 30 days written notice by either party.

                    (v) For purposes of this Agreement, "Disability" shall have the same meaning as that term has under a disability policy maintained for the Executive by the Company. If no such policy exists, or if payment of benefits under the policy is not conditioned on meeting such a definition, then "Disability" shall mean that the Executive is unable to perform his duties hereunder on a full-time basis for three consecutive months after reasonable accommodation by the Company.

                    (vi) For purposes of this Agreement, the Company shall have "Cause" to terminate the Executive's employment hereunder upon (A) the willful failure by the Executive to substantially perform the Executive's duties (other than any such failure resulting by the Executive's Disability) and continuance of such failure for more than 30 days after the Company notifies the Executive in writing of the Executive's failure to perform; (B) the engaging by the Executive in willful misconduct which is injurious to the Company; (C) the conviction of the Executive in a court of proper jurisdiction of a crime which constitutes a felony in respect of the conduct of the business of the Company; or (D) a finding by the National Association of Securities Dealers, Inc. (the "NASD"), another self-regulatory body of competent jurisdiction (the "SRO"), or U.S. Securities and exchange Commission (the "SEC") that the Executive personally violated its rules or regulations, and such finding or penalty therefore restricts the Executive's ability to perform his obligations under this Agreement. Notwithstanding the foregoing, the Executive shall not be deemed to have personally violated rules or regulations of the NASD, an SRO, or the SEC, if a finding or penalty imposed is based upon a finding that the Executive did not adequately supervise such employee, but was not otherwise a party to the acts constituting the misconduct by such other person. Further, the Executive shall not be deemed to have been terminated for Cause unless and until there has been delivered to the Executive notice that a resolution has been duly adopted by the Board which finds that the Company has "Cause" to terminate the Executive as contemplated in this
Section 7(a), provided, that the Executive is terminated for Cause upon conviction of a felony as identified in clause (C) above, and upon the revocation of any license required under applicable law for the conduct of the business of the Company by the Executive.

                  (b) Compensation Upon Termination. If either (i) the Company shall terminate the employment of the Executive for Cause pursuant to the provisions of Section 7(a) hereof, or (ii) the Executive shall resign (other than as a result of the violation of this Agreement by the Company), then the Company shall pay the Executive 100% of the compensation set forth in Section 5 hereof for 30 days following the date of termination of employment. If the Company shall terminate the employment of the Executive without Cause or the Executive resigns as a result of a breach by the Company of its obligations to the Executive, whether set forth herein or otherwise, then the Company shall pay the Executive 100% of the compensation set forth in Section 5 hereof for 24months following the date of termination.

         8.       Nondisclosure and Noncompetition.

                  During the period of employment hereunder and for a period of one year after termination of this Agreement (for whatever reason), the Executive shall not, without the written consent of the Board or a person authorized thereby, disclose to any person, information, knowledge or data which is not theretofore publicly known and in the public domain, and obtained by the Executive while in the employ of the Company (which for purposes of this Section 8 shall include the Company or any of its subsidiaries), respecting information about the Company, or of any products, improvements, designs or styles, customers, methods of distribution, sales, prices, profits, costs, contracts, suppliers, business prospects, business methods, techniques, research, trade secrets, or know-how of the Company, except as the Executive may, in good faith, reasonably believe to be for the Company's benefit. Notwithstanding the foregoing, for a period of one year following the termination of employment hereunder, the Executive may disclose any information, knowledge or data of the type described to the extent required by law in connection with any judicial or administrative proceeding or inquiry.

                  In addition to the foregoing and in the interest of protecting the Company's trade secrets, during the term of this Agreement and for a period of one year after termination of this Agreement for any reason, the Executive shall not, without the written consent of the Board or a person authorized thereby, directly or indirectly, do any business with respect to, or solicit any business similar to the business of the Company from, any of the Company's customers, clients, or accounts without the consent of the Company. In addition, Executive shall not directly, or through any company of which Executive is an officer, employee, or more than 5% owner, hire any employee of the Company, or attempt to solicit any employee of, or independent contractor used by, the Company to leave the service of the Company.

                  Executive agrees that the restrictions of this Section 8 are reasonable as to time, area, subject matter and otherwise due to the confidential nature of the information and trade secrets of the Company, and the unique role and substantial compensation of the Executive. The Executive acknowledges that he entered into the covenants imposed by this Section 8 in connection with a prior employment agreement, and that such restrictions are continued without interruption under this Agreement. The covenants contained in this Section 8 shall survive the termination of the Executive's employment pursuant to this Agreement. The foregoing provisions of this Section 8 shall be binding upon the Executive's heirs, successors and legal representatives.

         9. Repurchase of Stock. It is agreed that within fifteen days following the termination of this Agreement by virtue of the death or Disability of the Executive; or by action of the Company other than for Cause; or at the time of the resignation of the Executive as a result of a breach by the Company of its obligations under this Agreement, then the Executive may give notice to the Company (a "Section 9 Notice") that the Company shall repurchase from the Executive a specified number of shares of stock of the Company then owned by the Executive. For the purpose of this determination, shares which are not vested in the Executive, and shares which are the subject of options which have not been exercised by the Executive, shall not be deemed to be shares "then owned by the Executive."

                  The giving of such notice shall constitute a revocable offer of such shares to the Company. Upon the receipt of a Section 9 Notice, the Company shall be obligated to purchase on or about the first business day of each of the next twenty months thereafter, a number of shares equal to five percent of the number of shares identified in the notice given hereunder, to the extent such shares are tendered for delivery to the Company, and to the extent that such purchase may be made under applicable law. If the Executive shall fail to tender in any month the number of shares which the Company is obligated to purchase during such month, then the offer to the Company of such number of shares (but not other shares covered by the Section 9 Notice during future months), shall be deemed to have been waived.

                  In the event that a change in control of the Company occurs, or is proposed to occur, during the period the Company is obligated to purchase shares pursuant to this Section 9, then the duty of the Company to acquire from the Executive any shares covered in the Executive's Section 9 Notice is hereby accelerated, and such purchase (including full payment for such shares) must be completed on or before the date of a proposed change of control, or within twenty days after a change of control which occurs other than with the cooperation of the Company. If the Executive would be entitled to deliver a
Section 9 Notice to the Company in connection with events arising from a proposed change of control event involving the Company, then such Section 9 Notice may provide for the offer and purchase of such shares concurrently with the triggering change of control event.

                  Each purchase of shares under this Section 9 shall be made at current market price per share of the stock in effect at the time such purchase are made. The Company shall not be obligated to purchase any shares, and the Executive is not empowered to offer his shares to the Company pursuant to this provision upon the expiration of this Agreement by the passage of time.

         10. Tax Returns. During the term of this Agreement, the Company shall promptly pay or reimburse the Executive for all costs and expenses associated with the preparation of the Executive's personal income tax returns. The Executive represents and warrants that he will file all tax returns he is required by law to file, as and when due on the original due date or a lawfully extended filing date.

         11. Other Directorships. The Company acknowledges and understands that the Executive will sit on the Board of Directors of other public and private companies not in competition with the Company and its affiliates. The Company agrees that the Executive shall be entitled to any fees or salary received for his participation on the Boards of Directors of such companies.

         12. Attorneys' Fees. In the event a proceeding is brought to enforce or interpret any part of this Agreement or the rights or obligations or any party to this Agreement, the prevailing party shall be entitled to recover as an element of such party's costs of suit, through all appeals, and not as damages, reasonable attorneys' fees and paralegals' fees to be fixed by the arbitrator(s) or court. The prevailing party shall be the party who is entitled to recover his costs of suit or proceeding whether or not the action proceeds to final judgment. A party not entitled to recover his costs shall not recover attorneys' fees.

         13. Successors and Assigns. This Agreement and the benefits hereunder are personal to the Company and are not assignable or transferable by the Executive without the written consent of the Company. The services to be performed by the Executive hereunder may not be assigned by the Company, without the written consent of the Executive, to any person, firm, corporation or other entity, with the exception of a parent or subsidiary of the Company. Subject to the foregoing, this Agreement shall be binding upon and inure to the benefit of the Company and the Executive and the Executive's heirs and legal representatives, and the Company's successors and permitted assigns.

         14. Governing Law. This Agreement shall be construed in accordance with and governed by the law of the State of Delaware, without regard to the application of principles of conflict of laws.

         15. Notices. All notices and other communications required or permitted to be given under this Agreement shall be in writing and shall be deemed to have been given if delivered personally or sent by certified mail, return receipt requested, postage prepaid, to the parties to this Agreement shall specify by notice to the other:

         If to the Company:          International Assets Holding Corporation
                                     Suite 200
                                     250 Park Avenue South
                                     Winter Park, Florida 32789

         With a copy to:             Steven M. Felsenstein, Esq.
                                     Stradley, Ronon, Stevens & Young LLP
                                     2600 Commerce Square
                                     Philadelphia, Pennsylvania 19103

         If to the Executive:        Mr. Jerome F. Miceli
                                     Heathrow, FL 33746


All notices and communications shall be deemed to have been received on the date of delivery or on the third business day after the mailing thereof.

         16. Modification; Waiver. No provisions of this Agreement may be modified, waived or discharged unless such modification, waiver or discharge is approved by the Board or a person authorized thereby, and is agreed to in a writing signed by the Executive and such officer as may be specifically designated by the Board. No waiver by either party hereto at the time of any breach by the other party hereto of any condition or provision of this Agreement, or compliance therewith, by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same time, or at any prior or subsequent time.

         17. Complete Understanding. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not set forth expressly in this Agreement.

         18. Headings. The headings in this Agreement are for convenience of reference only and shall not control or affect the meaning or construction of this Agreement.

         19. Severability. The invalidity of any one or more of the words, phrases, sentences, clauses or sections contained in this Agreement shall not affect the enforceability of the remaining portions of this Agreement or any part thereof, all of which are inserted conditionally on their being valid in law, and if any one or more of the words, phrases, sentences, clauses or sections contained in this Agreement shall be declared invalid, this Agreement shall be construed as if such invalid word or words, phrase or phrases, sentence or sentences, clause or clauses, or section or sections had not been inserted.

         20. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

         21. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in Orlando, Florida, in accordance with the rules of the American Arbitration Association then in effect.

         IN WITNESS WHEREOF, the parties have executed this Agreement as of the date and year first above written.

                                    COMPANY:

                                    INTERNATIONAL ASSETS HOLDING
                                    CORPORATION, a Delaware corporation


                                    By:     Diego J. Veitia
                                    Name:   Diego J. Veitia
                                    Title:  Chairman & CEO


                                    EXECUTIVE:

                                    Jerome F. Miceli
                                    Jerome F. Miceli

                                                                     EXHIBIT 11

                    INTERNATIONAL ASSETS HOLDING CORPORATION
                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

                For the Nine Months Ended June 30, 1999 and 1998


                                                                        1999                  1998 (1)
                                                                        ----                  --------
Basic Earnings (Loss) Per Share
Numerator:
  Net income (loss)                                                  $ 325,533              $ (48,592)

Denominator:
  Weighted average number of common shares outstanding               1,650,938                1,695,505

Basic earnings (loss) per share                                         $ 0.20                $ (0.03)


Diluted Earnings (Loss) Per Share
Numerator:
  Net income (loss)                                                  $ 325,533              $ (48,592)

Denominator:
  Weighted average number of common shares outstanding               1,650,938                1,695,505

  Weighted average number of net common shares that
  would be issued upon exercise of dilutive options
  assuming proceeds used to repurchase shares
  pursuant to the treasury
  stock method (2)                                                     298,026
                                                                                                               -
  Weighted average number of common shares and dilutive
  potential common shares outstanding                                1,948,964                1,695,505

Diluted earnings (loss) per share                                       $ 0.17                $ (0.03)


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

                                                                     EXHIBIT 11

                    INTERNATIONAL ASSETS HOLDING CORPORATION
                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

                For the Three Months Ended June 30, 1999 and 1998

                                                                      1999                  1998 (1)
                                                                      ----                  --------
Basic Earnings (Loss) Per Share
Numerator:
  Net income (loss)                                                 $ 1,379                $ (8,068)

Denominator:
  Weighted average number of common shares outstanding            1,700,980                1,681,002

  Basic earnings (loss) per share                                   $ 0.001                $ (0.005)


Diluted Earnings (Loss) Per Share
Numerator:
  Net income (loss)                                                 $ 1,379                $ (8,068)

Denominator:
  Weighted average number of common shares outstanding            1,700,980                1,681,002

  Weighted average number of net common shares that would
  be issued upon exercise of dilutive options assuming proceeds used to repurchase shares pursuant to the treasury
  stock method (2)                                                  471,287
                                                                                                               -

  Weighted average number of common shares and dilutive
  potential common shares outstanding                             2,172,267                1,681,002

  Diluted earnings (loss) per share                                 $ 0.001                $ (0.005)


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

                                                                    EXHIBIT 21


                    INTERNATIONAL ASSETS HOLDING CORPORATION


                         SUBSIDIARIES OF THE REGISTRANT


Name                                                Place of Incorporation

International Assets Advisory Corp.                              Florida
International Asset Management Corp.                             Florida
Global Assets Advisors, Inc.                                     Florida
International Financial Products, Inc.                           Florida
INTLTRADER.COM, INC.                                             Florida
Offshoretrader.com Ltd.                                          Bermuda