Form 10QSB/A
period 1999-06-30
INTERNATIONAL ASSETS HOLDING CORP
filed 1999-12-20
CIK 913760

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

                                       NA
------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


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

EXPLANITORY STATEMENT

This Amendment No. 1 to the Form 10-QSB for the quarterly period ended June 30, 1999 is being filed to amend Item 1 and Item 2 of Part I and Item 6 of Part II as described more fully in Note (1) to Condensed Consolidated Financial statements. The effect of this amendment is to increase previously reported net earnings for the third quarter ended June 30, 1999 by $37,501 or $.017 cents per diluted share.

This amended 10-QSB presents the restated earnings of the Company due to the reversal of a single non-cash compensation expense recognition related to the exercise of a nonqualified stock option. The original amount of this non-cash compensation expense recognition was $63,330. The presentation of income tax expense related to this expense recognition also required adjustment whereby the income tax expense was increased by $25,829. The reversal of this single expense recognition resulted in a $37,501 increase in reported net income ($63,330-$25,829) for the third quarter ended June 30, 1999 from net income of $1,379, or $.001 per diluted share, to $38,880, or $.018 per diluted share. The original expense recognition was recorded by the Company in relation to the exercise of a stock option that did not need this expense recognition according to the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees".

                                      INDEX
                                                                        Page No.
Part I.           FINANCIAL INFORMATION
Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of June 30,
                  1999 (RESTATED) and September 30, 1998                      3

                  Condensed Consolidated Statements of Operations for the
                  Nine Months ended June 30, 1999 (RESTATED) and 1998         5

                  Condensed Consolidated Statements of Operations for the
                  Three Months ended June 30, 1999 (RESTATED) and 1998        6

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months ended June 30, 1999 (RESTATED) and 1998         7

                  Notes to Condensed Consolidated Financial Statements        9

   Item 2.        Management's Discussion and Analysis or Plan of Operation  15

Part II.          OTHER INFORMATION

   Item 6.        Exhibits and Reports on Form 8-K                           24

                  Signatures                                                 24

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets



                                            RESTATED
                                           (Unaudited)
                                             June 30,           September 30,
              Assets                          1999                  1998
              ------                          ----                  ----


Cash                                      $  538,437              617,628
Cash deposits with clearing broker         3,945,869            2,424,486
Foreign currency                              17,391                3,961
Receivable from clearing broker, net               0              791,753
Other receivables                             53,990               63,523
Securities owned, at market value          3,175,504            2,014,734
Investment in Joint Venture                   15,746                    0
Income taxes receivable                       53,874               67,398
Deferred income tax benefit                   85,921              127,065

Property and equipment, at cost:
     Leasehold improvements                   52,953               52,953
     Furniture and equipment                 962,618              902,719
                                       -------------------- --------------------

                                           1,015,571              955,672
Less accumulated depreciation and
amortization                                (696,946)            (605,059)
                                       -------------------- --------------------

           Net property and equipment        318,625              350,613

Other assets, net of accumulated
amortization of $138,007 in June 1999
and $118,504 in September 1998               108,847               98,920






                                       ==================== ====================
              Total                       $ 8,314,204            6,560,081
              assets                   ==================== ====================

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets



                                               RESTATED
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
                                       -------------------- --------------------

Stockholders' equity:
     Preferred stock, $.01 par value.
        Authorized 1,000,000 shares;
        issued and outstanding -0- shares              -                 -
     Common stock, $.01 par value.  Authorized
        3,000,000 shares; issued and
        outstanding 1,718,828 shares in June         17,188          14,816
     1999 and 1,481,574 shares in September 1998
     Additional paid-in capital                   4,558,997       3,564,648
     Retained earnings                            1,498,676       1,831,686
                                       -------------------- --------------------

              Total stockholders'equity           6,074,861       5,411,150


                                       ==================== ====================
              Total liabilities and
              stockholders' equity              $ 8,314,204       6,560,081
                                       ==================== ====================


See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                For the Nine Months Ended June 30, 1999 and 1998

                              (Unaudited)              RESTATED
                                                         1999           1998
                                                         ----           ----
Revenues:
     Commissions                                      $4,700,005     5,484,305
     Net dealer inventory and investment gains         2,437,717     1,549,350
     Management and investment advisory fees              63,171        57,241
     Account maintenance fees                            108,314       132,366
     Interest and dividends                              184,466       206,666

     Loss from joint venture                             (34,254)            0
     Other                                                20,811        27,625
                                                   --------------  -------------
              Total revenues                           7,480,230     7,457,553
                                                   --------------  -------------

Expenses:
     Commissions and clearing fees                     3,017,469     3,324,935
     Employees compensation and benefits               2,034,267     1,516,033
     Communications                                      197,391       257,373
     Promotion                                           534,522       921,984
     Occupancy and equipment rental                      332,062       263,435
     Interest                                              2,345         3,015
     Professional fees                                   198,809       334,671
     Insurance                                           124,695       154,817
     Depreciation and amortization                       111,390       134,278
     Other operating expenses                            302,804       588,572
                                                    -------------  -------------
              Total expenses                           6,855,754     7,499,113
                                                    -------------  -------------

Income (loss) before income taxes                        624,476      (41,560)

Income tax expense                                       261,442         7,032
                                                    -------------  -------------
Net income (loss)                                      $ 363,034      (48,592)
                                                    =============  =============

Earnings (loss) per share:
              Basic                                     $   0.22         (.03)
              Diluted                                   $   0.19         (.03)

Weighted average number of common shares outstanding:
              Basic                                    1,650,938     1,695,505
              Diluted                                  1,948,964     1,695,505

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                For the Three Months Ended June 30, 1999 and 1998

                              (Unaudited)              RESTATED
                                                         1999          1998
                                                         ----          ----
Revenues:
     Commissions                                      $1,594,474     1,627,252
     Net dealer inventory and investment gains           648,958       404,010
     Management and investment advisory fees              18,775        30,510
     Account maintenance fees                             46,139        65,443
     Interest and dividends                               75,719        68,947
     Loss from joint venture                            (16,711)             0
     Other                                                 5,916        12,154
                                                     ------------  -------------
              Total revenues                           2,373,270     2,208,316
                                                     ------------  -------------

Expenses:
     Commissions and clearing fees                       975,596     1,044,104
     Employees compensation and benefits                 647,289       477,836
     Communications                                       66,521        83,123
     Promotion                                           205,782       255,898
     Occupancy and equipment rental                      116,479        97,291
     Interest                                              1,249           490
     Professional fees                                    85,316        67,133
     Insurance                                            35,547        45,095
     Depreciation and amortization                        32,999        43,719
     Other operating expenses                            125,246        94,383
                                                     -------------  ------------
              Total expenses                           2,292,024     2,209,072
                                                     -------------  ------------

Income (loss) before income taxes                         81,246         (756)

Income tax expense                                        42,366         7,312
                                                     -------------  ------------

Net income (loss)                                      $  38,880        (8,068)
                                                     =============  ============

Earnings (loss) per share:
              Basic                                    $   0.023      $ (0.005)
              Diluted                                  $   0.018      $ (0.005)

Weighted average number of common shares outstanding:
              Basic                                    1,700,980      1,681,002
              Diluted                                  2,172,267      1,681,002

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                For the Nine Months Ended June 30, 1999 and 1998

                              (Unaudited)             RESTATED
                                                        1999           1998
                                                        ----           ----
Cash flows from operating activities:
     Net income (loss)                                $ 363,034        (48,592)
     Adjustments to reconcile net income (loss)
     to net cash provided by (used for) operating
     activities:
          Depreciation and amortization                 111,390        134,278
          Deferred income taxes                          36,789        (36,405)
          Non-cash compensation                          30,271              0
          Loss from joint venture                        34,254              0
          Tax benefit from exercise of nonqualified
              stock option                               23,829              0
          Cash provided by (used for) changes in:
              Receivable from clearing broker, net      791,753        260,430
              Other receivables                           9,533        (42,960)
              Securities owned, at market value      (1,160,770)       (76,324)
              Income tax receivable                      13,524              0
              Other assets                              (29,430)        21,135
              Securities sold, but not yet purchased,
                 at market value                        798,859       (292,517)
              Payable to clearing broker, net            47,196              0
              Accounts payable                          (21,938)       (40,722)
              Accrued employee compensation and
                 benefits                               311,827       (554,157)
              Accrued expenses                          (80,946)       (32,864)
              Payable to joint venture                   13,333              0
              Other liabilities                           1,155          9,579
                                                      ------------  ------------
              Net cash provided by (used for)
               operating activities                   1,293,663       (699,119)
                                                      ------------  ------------

Cash flows from investing activities:
     Investment in joint venture                        (50,000)             0
     Acquisition of property, equipment and
       other assets                                     (59,899)       (49,550)
                                                      ------------  ------------

              Net cash used for investing activities   (109,899)       (49,550)
                                                      ------------  ------------

                                                                    (Continued)

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                For the Nine Months Ended June 30, 1999 and 1998

                              (Unaudited)               RESTATED
                                                          1999          1998
                                                          ----          ----


Cash flows from financing activities:
     Exercise of stock options                          259,473           0
     Acquisition of common shares related to
        repurchase program                                    0       (30,609)
     Acquisition of common shares related to terminated
            ESOP and RSP participants                   (12,896)      (66,795)
                                                   --------------  -------------

            Net cash provided by (used for)
                financing activities                    246,577       (97,404)
                                                   --------------  -------------

            Net increase (decrease) in cash and
                cash equivalents                      1,430,341      (846,073)

Cash and cash equivalents at beginning of period      3,038,869      2,962,847
                                                   --------------  -------------

Cash and cash equivalents at end of period           $4,469,210      2,116,774
                                                   ==============  =============


Supplemental disclosure of cash flow information:
     Cash paid for interest                            $  2,345          3,015
                                                   ==============  =============

     Income taxes paid                                $ 187,300         75,399
                                                   ==============  =============

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

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                             June 30, 1999 and 1998

(1)    Basis of Presentation
       In connection with preparation of the Company's year end financial statements, management discovered that an adjustment to its third quarter ended June 30, 1999 Condensed Consolidated Financial Statements was
       required to present the restated earnings of the Company due to the reversal of a single non-cash compensation expense recognition related to the exercise of a nonqualified stock option. Accordingly, Amendment No. 1 to Form 10-QSB for the quarterly period ended June 30, 1999 is being filed. The original amount of this non-cash compensation expense recognition was $63,330. The presentation of income tax expense related to this expense recognition also required adjustment whereby the income tax expense was increased by $25,829. The reversal of this single expense recognition resulted in a $37,501 increase in reported net income ($63,330-$25,829) for the third quarter ended June 30, 1999 from net income of $1,379, or $.001 per diluted share, to $38,880, or $.018 per diluted share. The original expense recognition was recorded by the Company in relation to the exercise of a stock option that did not require this expense recognition according to the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees."

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

       As used in this Form 10-QSB, the term "Company" refers, unless the context requires otherwise, to International Assets Holding Corporation and its six wholly owned subsidiaries; International Assets Advisory Corp. ("IAAC"), Global Assets Advisors, Inc.("GAA"), International Financial Products, Inc. ("IFP"), International Trader Association, Inc. now known as INTLTRADER.COM, INC. ("ITCI")(name change filed July 15, 1999), International Asset Management Corp. ("IAMC") and OffshoreTrader.com Ltd.("OTCL"): and a 50% interest in International Assets New York, LLC ("IANY") a joint venture. All significant intercompany balances and transactions have been eliminated in consolidation.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

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

(5) Securities Owned and Securities Sold, But Not Yet Purchased Securities owned and Securities sold, but not yet purchased at June 30, 1999 and September 30, 1998 consist of trading and investment securities at quoted market values as follows:
                                                                  Sold, but not
                                                     Owned        yet purchased
       June 30, 1999:
         Obligations of U.S. Government          $  264,711             -
         Common stock and American Depository
            Receipts                              2,201,496         1,067,060
         Corporate and municipal bonds              214,787             -
         Foreign government obligations             257,639             -
         Unit investment trusts, mutual funds
            and other investments                   236,871            22,202
                                                 -----------       ----------
         Total                                  $ 3,175,504         1,089,262
                                                 ===========       ==========

       September 30, 1998:
         Obligations of U.S. Government         $   373,841             -
         Common stock and American Depository
            Receipts                                836,057           290,403
         Corporate and municipal bonds              341,066             -
         Foreign government obligations              26,713             -
         Unit investment trusts, mutual funds and
            other investments                       437,057             -
                                                  ----------       ----------
         Total                                  $ 2,014,734           290,403
                                                  ==========       ==========

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

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

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

       Incentive Stock Options exercised during the quarter ended June 30, 1999:

 Options        Date             Cash             Exercise    Original
 Exercised      Exercised        Proceeds         Price       Grant Date
 ---------      ---------        ------------     --------    ---------------
     1,100      April 6, 1999    $   2,726.90     $2.479      March 7, 1996
     7,000      April 13, 1999   $  29,505.00     $4.215      January 23, 1993
    13,200      April 14, 1999   $  59,994.00     $4.545      August 12, 1994
    46,200      April 15, 1999   $  95,449.20     $2.066      December 28, 1995
     5,000      April 26, 1999   $  10,330.00     $2.066      December 28, 1995
     5,000      June 17, 1999    $  10,330.00     $2.066      December 28, 1995
    ------                       ------------
    77,500                       $ 208,335.10
    ======

       Non-Qualified Options exercised during the quarter ended June 30, 1999:

 Options        Date             Cash             Exercise    Original
 Exercised      Exercised        Proceeds         Price       Grant Date
 ---------      ---------        --------         --------    ----------
     8,250      April 12, 1999   $  38,354.25     $4.649      May 13, 1994
     2,750      May 13, 1999     $  12,784.75     $4.649      May 13, 1994
    ------                       ------------
    11,000                       $  51,139.00
    ======

       According to the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" no non-cash compensation expense is required to be recorded for the exercise of the 11,000 shares of non-qualified stock options.

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

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

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

    The Company's assets increased from $6,560,081 at September 30, 1998, to $8,314,204 at June 30, 1999, or an increase of $1,754,123. The Company's liabilities increased from $1,148,931 at September 30, 1998, to $2,239,343 at June 30, 1999, or an increase of $1,090,412. The increase in the net assets (assets less liabilities) of $663,711 resulted from net income of $363,034, cash proceeds of $259,473 from the exercise of stock options, $30,271 non-cash expense related to the exercise of a stock option that had a variable exercise provision and $23,829 for the tax benefit related to the exercise of a non-qualified stock option, net of the $12,896 cost of repurchased stock for the nine month period ended June 30, 1999.

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

    Employees compensation and benefits expense increased by $518,234, or 34% to $2,034,267 for the nine months ended June 30, 1999 from $1,516,033 for the same period in 1998. The increase in employees compensation and benefits expense is due to the creation of additional staff positions related to ITCI's start-up as well as IAAC's staffing needs, increases in performance based bonus expense and an increase in the accrual for retirement plan profit sharing expense. The increase in performance based bonus and retirement plan profit sharing expense is primarily based on the $624,476 income before income taxes incurred for the nine month period ended June 30, 1999 as compared to the $41,560 loss before income taxes for the same nine month period ended June 30, 1998. The increase in employees compensation and benefits for the nine month period ended June 30, 1999 also includes $30,271 of non-cash compensation expense related to the exercise of one non-qualified stock option that had a variable exercise provision. No non-cash compensation expense was reported for the same period in 1998.

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

    As a result of the above, the Company is reporting net income of $363,034 for the nine months ended June 30, 1999. This is compared to a net loss of $48,592 for the nine months ended June 30, 1998.

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

    Employees compensation and benefits expense increased by $169,453, or 35% to $647,289 for the three months ended June 30, 1999 from $477,836 for the same period in 1998. The increase in employees compensation and benefits expense is due to the creation of additional staff positions related to ITCI's start-up as well as IAAC's staffing needs and an increase in the accrual for retirement plan profit sharing expense.

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

    As a result of the above, Company is reporting net income of $38,880 for the three months ended June 30, 1999 as compared to a net loss of $8,068 for the three month period ended June 30, 1998.

    Income tax expense increased by $35,054 to $42,366 for the three months ended June 30, 1999 from $7,312 in the same period in 1998. The Company's effective income tax rate was approximately 52% for the three months ended June 30, 1999. For the three months ended June 30, 1998 the Company is reporting book income tax expense in excess of the regular expected tax rate due to the impact of permanent tax differences that occurs near breakeven operating activity.

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

                           PART II - OTHER INFORMATION

    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

          a). Exhibits

                (10.12)* The Company's Employment Agreement, entered into as of March 24, 1999, between the Company and Diego J. Veitia.

                (10.13)* The Company's Employment Agreement, entered into as of March 24, 1999, between the Company and Jerome F. Miceli.

                   (11)** The Statements of Computation of Earnings Per Share
                          are attached hereto as Exhibit 11.

                   (21)*  Subsidiaries of the Registrant.

                   (27)** Broker-Dealers and Broker Dealer Holding Companies
                          Financial Data Schedule BD is attached hereto as Exhibit 27.

    * Previously filed with the SEC on August 12, 1999 on form 10-KSB, for the quarterly period ending June 30, 1999.

    **   Filed herewith.

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

                                    INTERNATIONAL ASSETS HOLDING CORPORATION

Date 12/20/99                       /s/ Diego J. Veitia
                                    Diego J. Veitia
                                    Chairman and Chief Executive Officer


Date 12/20/99                       /s/ Jonathan C. Hinz
                                    Jonathan C. Hinz
                                    Chief Financial Officer and Treasurer

                    INTERNATIONAL ASSETS HOLDING CORPORATION
                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

                For the Nine Months Ended June 30, 1999 and 1998

                                             RESTATED
                                               1999              1998 (1)
                                               ----              --------
Basic Earnings (Loss) Per Share
Numerator:
  Net income (loss)                         $ 363,034          $ (48,592)

Denominator:
  Weighted average number of common
     shares outstanding                     1,650,938           1,695,505

Basic earnings (loss) per share             $    0.22          $   (0.03)


Diluted Earnings (Loss) Per Share
Numerator:
  Net income (loss)                         $ 363,034          $ (48,592)

Denominator:
  Weighted average number of common
     shares outstanding                     1,650,938          1,695,505

  Weighted average number of net common
  shares that would be issued upon exercise
  of dilutive options assuming proceeds
  used to repurchase shares pursuant to
  the treasury stock method (2)               298,026              -

  Weighted average number of common shares
  and dilutive potential common shares
  outstanding                               1,948,964          1,695,505

Diluted earnings (loss) per share           $    0.19          $  (0.03)


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

                    INTERNATIONAL ASSETS HOLDING CORPORATION
                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

                For the Three Months Ended June 30, 1999 and 1998

                                                RESTATED
                                                  1999            1998 (1)
                                                  ----            --------
Basic Earnings (Loss) Per Share
Numerator:
  Net income (loss)                            $ 38,880          $ (8,068)

Denominator:
  Weighted average number of common shares
  outstanding                                 1,700,980          1,681,002

  Basic earnings (loss) per share             $   0.023          $ (0.005)


Diluted Earnings (Loss) Per Share
Numerator:
  Net income (loss)                           $  38,880          $ (8,068)

Denominator:
  Weighted average number of common shares
  outstanding                                 1,700,980          1,681,002

  Weighted average number of net common
  shares that would be issued upon exercise
  of dilutive options assuming proceeds used
  to repurchase shares pursuant to the
  treasury stock method (2)                     471,287             -

  Weighted average number of common shares
  and dilutive potential common shares
  outstanding                                 2,172,267         1,681,002

  Diluted earnings (loss) per share           $   0.018         $ (0.005)


------------------------------------------------------------------------------

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