Form 10KSB
period 1999-09-30
INTERNATIONAL ASSETS HOLDING CORP
filed 1999-12-23
CIK 913760

Form 10-KSB

                     U.S. Securities and Exchange Commission
                              Washington D.C. 20549

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999


        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number 33-70334-A

                    INTERNATIONAL ASSETS HOLDING CORPORATION
        (Exact name of small business issuer as specified in its charter)

--------------------------------------------------------------------------
             Delaware                                59-2921318
--------------------------------------------------------------------------
    (State or other jurisdiction of      (IRS Employer Identification No.)
    incorporation or organization)
                        250 Park Avenue South, Suite 200
                              Winter Park, FL 32789
                    (Address of principal executive offices)
                                 (407) 629-1400
                           (Issuer's telephone number)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $9,916,924

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the last sale price of such stock as of December 15, 1999: $5,000,393.

The number of shares outstanding of Common Stock was 1,785,478 as of December 15, 1999.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrants Proxy Statement, to be filed, for the Annual Meeting of Stockholders to be held on February 15, 2000 are incorporated by reference into Part III.

Transitional small business disclosure format Yes [ ] No [X]

                    INTERNATIONAL ASSETS HOLDING CORPORATION

                                1999 FORM 10-KSB

                                TABLE OF CONTENTS


                                     PART I                                Page
    Item 1.       Description of Business....................................3

    Item 2.       Description of Property.................................. 11

    Item 3.       Legal Proceedings........................................ 11


    Item 4.       Submission of Matters to a Vote of Security Holders...... 11

                                     PART II

    Item 5.       Market for Registrant's Common Equity and Related
                  Stockholder Matters...................................... 11

    Item 6.       Management's Discussion and Analysis or Plan of Operation.12

    Item 7.       Consolidated Financial Statements........................ 19

    Item 8.       Changes In and Disagreements With Accountants on Accounting
                           and Financial Disclosure........................ 20


                                    PART III

    Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                           Compliance with Section 16(a) of the Exchange Act.20

    Item 10.      Executive Compensation.................................... 21

    Item 11.      Security Ownership of Certain Beneficial Owners
                  and Management............................................ 22

    Item 12.      Certain Relationships and Related Transactions............ 22

    Item 13.      Exhibits and Reports on Form 8-K.......................... 22

                  Signatures................................................ 25

                                     PART I

    ITEM 1.     DESCRIPTION OF BUSINESS.

    The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

    Certain statements in this discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate and securities market fluctuations, competition from within and from outside the investment brokerage industry, new products and services in the investment brokerage industry, changing trends in customer profiles, Year 2000 issues and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that the actual results, performance or achievement of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

    General

    International Assets Holding Corporation is a Delaware corporation formed in October 1987 for the purpose of serving as a holding company for
    International   Assets  Advisory  Corp.  ("IAAC")  and  other  subsidiaries.
    Currently, the Company has six wholly owned subsidiaries, IAAC, Global Assets Advisors, Inc. ("GAA"), INTLTRADER.COM, INC. ("ITCI"), International Asset Management Corp. ("IAMC"), International Financial Products, Inc. ("IFP") and OffshoreTrader.com Ltd ("OTCL"). All of the Company's subsidiaries are Florida corporations except OTCL which is a Bermuda exempted company. As used in this Form 10-KSB, the term "Company" refers, unless the context requires otherwise, to International Assets Holding Corporation and its subsidiaries IAAC, GAA, ITCI, IAMC, IFP and OCTL. IAAC operates a full-service securities brokerage firm specializing in global investing on behalf of its clients. GAA provides investment advisory and money management services. ITCI was formed to provide on-line brokerage transactions of foreign and domestic securities using the internet. IAMC functions as the manager of the physical assets of the Company. IFP, which is currently inactive, was formed as a financial publishing and marketing group to sell products that are not investments, but are related to the global financial market. OTCL was formed to explore global internet securities trading for non-U.S. citizens. The Company also has a 50% interest in International Assets New York, LLC, ("IANY") a Delaware limited liability company. IANY is a 50/50 joint venture with Lakeside Investments, LLC. IANY was formed as a branch office of IAAC for the purpose of offering a variety of financial strategies to high net worth private investors in the U.S. and certain foreign countries.

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

    GAA is registered with the Securities and Exchange Commission ("SEC"), and the State of Florida as an investment advisor. As an SEC registered investment advisor, investment advisor notification in other states will proceed as is required by the various states. GAA's primary focus is on the development of specialized accounts for high net worth private clients. GAA is dedicated to providing the individual investor with domestic and international money management and offers a series of investment portfolios tailor-made for the individual investor seeking investment diversification across a variety of economies and currencies in order to provide the opportunity for higher overall investment returns. GAA's strategy is to capitalize on its experienced teams specializing in the research, selection, trading, currency exchange and execution of individual equity and fixed income products on a global basis.

    ITCI is currently registered as a securities broker-dealer under the Securities Exchange Act of 1934 and the state securities statutes of 32 states and the District of Columbia. ITCI was formed by the Company in May 1998 to provide on-line brokerage transactions of foreign and domestic securities using the internet and was formerly known as International Trader Association, Inc. ITCI has not yet commenced its on-line brokerage activities. ITCI is also a member of the NASD and SIPC.

    IAMC was formed by the Company in 1988 to purchase and manage all of the fixed assets of the Company. The assets held by IAMC are available for use by the subsidiaries of the Company.

    IFP was formed in 1995 to publish, advertise and sell a wide range of informational investment tools such as books, newsletters, tapes and faxes targeted at individual global investors. IFP is operationally inactive but the legal entity remains active in its state of incorporation.

    OTCL was incorporated on April 15, 1999 as a Bermuda exempted company and is 100% owned by International Assets Holding Corporation. OTCL was incorporated to explore global internet securities trading for non-U.S. citizens. In June 1999 OTCL was funded with a $25,000 share capital contribution from International Assets Holding Corporation. Exempted Bermuda companies, although resident in Bermuda, may only carry on business that is external to Bermuda. However, exempted Bermuda companies may trade with other exempted Bermuda companies. OTCL has not yet generated operating revenues.

    In September 1998 the Company entered into a 50/50 Joint Venture ("JV") with Lakeside Investments, LLC (Lakeside) of New York. In October 1998 the JV effected the incorporation of IANY a 50/50 owned entity formed to transact business out of an office in New York City as a brokerage branch of IAAC and through the money management arm of GAA. IANY offers a variety of financial strategies to high net worth private investors. Among the strategies to be offered are selected approaches to international tax planning with the primary goal of utilizing established, but less understood techniques to reduce the exposure of wealthy clients living in a number of high tax jurisdictions. Additionally, IANY will utilize strategies that are expected to provide clients with a degree of asset protection in an increasingly litigious environment. The New York City office of IANY opened in January 1999 and began generating operating revenues during May 1999.

    Business Strategy

    The Company's business strategy is to use its marketing and global securities expertise to take advantage of opportunities for growth in the global securities market. Management believes that there are favorable opportunities for growth in the retail online securities brokerage, fee based money management, wholesale trading and institutional sales areas of the international securities market.

    The Company believes that its expertise in the global securities area presents an opportunity for the Company to expand its market niche into retail online securities brokerage, wholesale trading and small institutional sales. The Company believes that it will grow and maintain its retail brokerage business through the emphasis on fee based money management services. The Company further believes that this international market niche has been relatively minimized by the major and mid-sized securities brokerage firms.

    The Company expects to continue offering discretionary money management accounts with specifically designated objectives in a defined investment area. The Company also intends to continue to expand its activities in both the private client and institutional sectors of international securities. In addition, the Company plans to continue to sponsor the development of proprietary unit investment trusts, where management believes it can add value for its clients.

    The International Securities Markets

    The Company believes that investment in the international markets by U.S. investors will continue to grow in the coming years, as the global capital markets continue to grow. In 1980 the non-U.S. world stock market capitalization totaled $931 billion. In 1998 that number grew over nine-fold to $8.9 trillion (based on a study produced by Ibbotson Associates, a company which studies capital markets). The number of American Depository Receipts ("ADR") that are now trading on U.S. exchanges further evidences this growth. ADRs, which represent shares in foreign companies, issued by U.S. banks and traded in this country as domestic shares simplify trading in foreign securities by eliminating currency exchange and legal obstacles. In 1998, ADR trading volume reached over 20 billion shares, a 43% increase from 1997 (based on a study produced by J.P. Morgan).

    Management believes that the two main justifications for the rapid growth in international investing by U.S. investors are diversification and potentially superior investment returns. The U.S. market had an exceptional year in 1998, with an annual return of 28.6%, making it the fourth best performing developed global stock market (Ibbotson Associates). Less obvious was that Belgium with 67.7%, Italy with 52.9% and Spain with 50.2% all had better returns. During the twenty year period from 1979 to 1998 the average U.S. stock market performance, using rolling 10 year average returns, exceeded the international stock performance only four years over the twenty year period from 1979 to 1998 (Ibbotson Associates).

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

    As an example of the types of risk discussed above, market declines in the emerging markets, particularly those of Southeast Asia during 1997, resulted in substantial declines in the valuation of Southeast Asian investment portfolios. While these market declines can provide low cost buying opportunities for clients of the Company, declines in these markets can also cause client concerns and a reluctance to make further investments in foreign markets. Any such reluctance could lead to reduced commission revenues to the Company as well as trading losses from market price declines and overall volatility. These developments could have a material impact on the consolidated financial statements.

    The Brokerage Business

    For the fiscal years ended September 30, 1999 and 1998, approximately 62% and 75%, respectively, of the Company's total revenues were derived from commissions earned from transactions with its retail clients. The Company's client base is composed primarily of high net worth individuals. The average age of its clients is approximately 53 and a substantial portion are retirees. Clients are distributed nationwide. However, a particularly large number of clients reside in Florida, California, New York, Texas and Pennsylvania. The Company has approximately 8,300 active client accounts at September 30, 1999.

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

    Principal Transactions

    In addition to executing trades as agent, the Company acts as a principal in executing trades in over-the-counter debt and equity securities. When transactions are executed by the Company on a principal basis, the Company receives, in lieu of commissions, markups or markdowns that constitute revenues from principal transactions. To facilitate trading by its clients, the Company buys, sells and maintains inventories of approximately 350 primarily international securities. The Company currently executes principal transactions from retail order flow and wholesale order flow. Retail order flow is generated from the execution of principal transactions originating from a retail client through a retail account executive. Wholesale order flow is generated from the execution of order flow directly from other securities broker/dealers trading desks.

    The Company places its capital at risk by also trading as a "market maker" in a select group of approximately 240 international securities which are traded by the Company's clients. The Company's emphasis in such trades is on earning revenues from the spread between customer buy and sell orders.

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

    After some experimentation with a variety of marketing tools in the Company's early years, management has found direct mail marketing to be the most cost-effective mechanism for attracting customers. The Company believes that it has developed an expertise in attracting high net worth clients through the use of low cost, direct mail marketing techniques. The Company further believes that the most important aspect of its direct mail marketing effort is its database of potential clients. The Company's database currently has access to approximately 1,000,000 names, including approximately 8,300 clients and 25,000 subscribers and prospective clients that receive the Company's newsletter. The Company also sends existing and prospective clients separate items such as research reports, fax and E-mail alerts and other special reports with a narrower focus than its newsletters.

    During 1999 IAAC launched www.iaac.com as an information resource for clients and prospective clients. The web site acts a vehicle for IAAC to communicate and develop interest in international investing at IAAC.

    Competition

    The Company encounters competition in conducting its business and such competition is expected to continue. Although the securities industry, in general, is intensely competitive, the Company believes that competition is less intense in its niche market. However, the Company competes with many firms with capital and personnel resources far in excess of those which are presently available to the Company or which are expected to be available to the Company in the future. During the past several years the securities industry has seen the emergence of the online securities business. The Company has addressed this industry change by commenceing in the development of its own online securities brokerage firm with ITCI. Additionally, the Company is affected and will continue to be affected by the investing public's interest in international securities. In this regard, international securities are in competition with other investment vehicles offered by other securities broker-dealers and financial intermediaries such as commercial banks, savings banks, insurance companies and similar institutions. The Company believes that the principal competitive factors in the securities industry are the quality and ability of professional personnel and the relative prices of services and products offered. The Company believes that, to date, it has been able to compete favorably with other broker-dealers and financial intermediaries primarily on the basis of the quality of its services and the depth of its expertise in the international securities market.

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

    The Company's investment research committee (the "Investment Committee") makes decisions concerning the overall investment policy of the Company based on its assessment of macro-economic and macro-market factors. The Investment Committee also makes determinations regarding the allocation of Company and client assets into geographic, currency, and security type (debt, equity and cash) categories. After this allocation decision has been made, the research analysts recommend individual securities for investment. The focus is on the analysis of a particular company and its debt or equity securities.

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

    The Company believes that its internal controls and safeguards against securities theft are adequate. As required by the NASD and other authorities, the Company carries a fidelity bond covering any loss or theft of securities, as well as embezzlement and forgery. The amount of the required fidelity bond is based on 120% of the previous 12 months highest required net capital. IAAC annually assesses the total required bond coverage and carries a $600,000 limit. ITCI will also annually assess the total required bond coverage and currently carries a $60,000 limit.

    The Company's  administrative  staff oversees internal  financial  controls,
    accounting  functions,   office  services  and  compliance  with  regulatory
    requirements.

    Regulation

    The securities industry in the United States is subject to extensive regulation under Federal and state laws. The SEC is the Federal agency charged with administration of the Federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. The self-regulatory organizations adopt rules (which are subject to approval by the SEC) that govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. IAAC is currently registered as a broker-dealer in 49 states and the District of Columbia. ITCI is currently registered as a broker-dealer in 32 states and the District of Columbia.

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

    IAAC and ITCI are required by Federal law to belong to SIPC. The SIPC fund provides protection for securities held in customer accounts of up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. In addition, securities in an account at the Company's clearing broker are afforded additional protection by the clearing broker of up to $9,500,000.

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

    ITCI is also subject to the Rule, which requires ITCI to maintain minimum net capital at an amount equal to the greater of $50,000, 12.5% of aggregate indebtedness (for the first year of operations) and 6-2/3% of aggregate indebtedness after the first year of operations and requires that the ratio of aggregate indebtedness to net capital not exceed 8 to 1 for the first year of operations.

    Any failure to maintain the required net capital may subject a broker-dealer to expulsion by the NASD, the SEC or other regulatory bodies, and may ultimately require its liquidation.

    IAAC and ITCI are both in compliance with the Rule, as well as the applicable minimum net capital requirements of the NASD. IAAC and ITCI have each elected to compute net capital under the Basic Method. In computing net capital under the Rule, various adjustments are made to net worth with a view to excluding assets not readily convertible into cash and to providing a conservative statement of other assets, such as a firm's position in securities. To that end, a deduction is made against the market value of securities to reflect the possibility of a market decline before their disposition. For every dollar that net capital is reduced, by means of such deductions or otherwise (for example, through operating losses or capital distributions), the maximum aggregate indebtedness a firm may carry is reduced. Thus, net capital rules, which are unique to the securities industry, impose financial restrictions upon the Company's business that are more severe than those imposed on other types of businesses. Compliance with the net capital rules may limit the operations of the Company because such rules require minimum capital for such purposes as underwriting securities distributions, and maintaining the inventory required for trading in securities.

    Net capital changes from day to day. As of September 30, 1999 and 1998, IAAC had excess net capital of $2,502,802 and $2,845,889, respectively, and a ratio of aggregate indebtedness to net capital of .40 to 1 and .27 to 1, respectively. As of September 30, 1999 ITCI had excess net capital of $251,680 and a ratio of aggregate indebtedness to net capital of .27 to 1.

    Pursuant to paragraph (k)(2)(ii) of SEC Rule 15c3-3, IAAC and ITCI are each exempt from customer reserve requirements and providing information relating to possession or control of securities.

    Employees

    At September 30, 1999, the Company had 83 employees, of which 79 were full time employees. Of such employees, 10 have managerial responsibilities, 31 are account executives, 8 are traders and 34 have administrative and operational duties, including persons engaged in other service areas such as customer service, research, money management, accounting, operations, compliance and marketing. The Company considers its relationship with its employees to be good.

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

    ITEM 2.     DESCRIPTION OF PROPERTY.

    The Company currently occupies leased office space of approximately 13,815 square feet at 250 Park Avenue South, Winter Park, Florida. The lease expires in May, 2001. The Company believes that suitable additional space will be available as needed to accommodate any future expansion of its operations.

    ITEM 3.     LEGAL PROCEEDINGS.

    During the year ended September 30, 1998, the Company received notification from an NASD arbitration panel that an award of $99,845 plus $100,000 reimbursement for a portion of the claimant's legal fees was awarded. These costs have been included in other operating expenses in the accompanying consolidated statement of operations.

    The Company is party to certain litigation as of September 30, 1999 which relates primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these items will not have a material adverse effect on the Company's consolidated financial statements.

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

                                     PART II

    ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS.

    The Company's Common Stock trades on the NASDAQ SmallCap Market under the symbol IAAC. On November 14, 1997 the Board of Directors of the Company declared a 10% stock dividend for shareholders of record on December 26, 1997 and payable on January 20, 1998. Also, on February 23, 1999 the Board of Directors of the Company declared a 10% stock dividend for shareholders of record on March 5, 1999 and payable on March 26, 1999.

    As a result of the stock dividend of record date March 5, 1999 the common stock prices prior to March 5, 1999 (Fiscal Year 1999 second fiscal quarter) presented have been restated (reduced) by 10%. Also, as a result of the stock dividend of record date December 26, 1997 the common stock prices prior to December 26, 1997 (Fiscal Year 1998 first fiscal quarter) presented have been restated (reduced) by an additional 10%.

    The following table sets forth, for the periods indicated, the range of high and low sales prices per Common Share as reported by NASDAQ, which prices do not include retail mark-ups, mark-downs, or commissions and represent prices between dealers and not necessarily actual transactions.

                                                                                  High          Low
    The Company's Common Stock, as traded under the symbol IAAC
    Fiscal Year 1998
     First Quarter.............................................................. 4 11/32        4 19/64
     Second Quarter............................................................. 3 55/64        2 61/64
     Third Quarter.............................................................. 3 13/32        2 23/32
     Fourth Quarter............................................................. 3  1/16        1 23/64

    Fiscal Year 1999
     First Quarter...............................................................2  3/32          47/64
     Second Quarter............................................................ 12 39/64        1  3/16
     Third Quarter............................................................. 17  1/2         4
     Fourth Quarter...........................................................   9  1/4         5 11/16


    There were approximately 116 shareholders of record of the Common Stock at September 30, 1999. The total shareholders of record stated does not include the approximate number of total beneficial shareholders.

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

    The Company's assets increased from $6,560,081 at September 30, 1998, to $8,777,538 at September 30, 1999, or an increase of $2,217,457. The
    Company's liabilities increased from $1,148,931 at September 30, 1998, to $2,638,532 at September 30, 1999, or an increase of $1,489,601. The increase in the net assets (assets less liabilities) of $727,856 resulted from net income of $397,181, cash proceeds of $289,471 from the exercise of stock options, $30,271 non-cash expense related to the exercise of a stock option that had a variable exercise provision and $23,829 for the tax benefit related to the exercise of a non-qualified stock option, net of the $12,896 cost of repurchased stock for the year ended September 30, 1999.

    The Company's consolidated balance sheet at September 30, 1999, reflects a net payable to clearing broker, for trades which had not yet settled for cash, due to the costs of securities purchased exceeding the proceeds from the sale of securities.

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

    Results of Operations:
    1999 Compared to 1998

    The Company's revenues are derived primarily from commissions earned on the sale of securities and net dealer inventory and investment gains (trading income) in securities purchased or sold for the Company's account. For the years ended September 30, 1999 and 1998, approximately 62% and 75%, respectively, of the Company's revenues were derived from commissions earned on the sale of securities, with approximately 33% and 19%, respectively, of revenues coming from net dealer inventory and investment gains.

    Total revenues increased by approximately 6% to $9,916,924 in 1999 from $9,350,223 in 1998. This increase was primarily attributable to a $1,470,932 increase in net dealer inventory and investment gains that was partially offset by a $805,478 decrease in commission revenue.

    Commission revenue decreased by approximately 12% to $6,194,591 for 1999 from $7,000,069 for 1998. Revenues from commissions are affected by both retail trading volume and the dollar amount of retail trades. Based on the number of retail trades processed, 1999 volume decreased by approximately 13% from 1998 levels. The dollar average of retail trades increased by 3% for 1999 as compared with 1998. The average number of account executives decreased from an average of 39 in 1998 to an average of 30 in 1999, or a decrease of approximately 23%.

    Net dealer inventory and investment gains increased by approximately 82% to $3,262,671 for 1999 from $1,791,739 for 1998. The increase in net dealer inventory and investment gains is primarily attributable to increases in both wholesale trading and increases in Company investment portfolio valuations. The increases in wholesale trading and investment portfolio valuations were partially offset by decreases in retail equity and retail fixed income trading activity. The increase in wholesale trading is attributable to the ongoing development of new wholesale trading relationships by the Company as well as maintenance of existing wholesale relationships. The Company's retail trading department primarily concentrates on global securities which it believes are likely to be traded by the Company's clients. By focusing on these types of securities, retail trading income is more directly related to commission income and order flow.

    Revenues from management and investment advisory fees increased by approximately 13% to $83,236 for 1999 from $73,657 for 1998. The increase is primarily due to increases in the dollar amount of money under management partially offset by decreases in investment supervisory fees.

    Interest and dividend revenue decreased by approximately 10% to $242,580 for 1999 from $269,855 in 1998. This decrease is primarily attributable to decreases in interest bearing securities held by the Company throughout the year versus the portion of equity securities held by the Company due to the increase in wholesale trading activity.

    Total expenses decreased by $425,829, or approximately 4% from 1998 as compared to 1999. The major expenses incurred by the Company relate to direct costs of its securities operations such as commissions and clearing fees, employees compensation and benefits, communications and promotion expense.

    Commissions and clearing fees decreased by $289,059, or approximately 7% from 1998 as compared to 1999. This decrease in commissions and clearing fees is directly related to the 12% decrease in commission revenue.

    Employees compensation and benefits increased by $807,645, or approximately 42% from 1998 as compared to 1999. The increase in employees compensation and benefits expense is primarily due to the increase in performance based bonus expense and an increase in retirement plan profit sharing expense. The increase in performance based bonus and retirement plan profit sharing expense is based on the $695,371 income before income taxes incurred for 1999 compared to the $297,159 loss before income taxes for 1998. The increase in employees compensation and benefits is also due to the creation of additional staff positions related to ITCI's start-up as well as IAAC's staffing needs.

    Communications expense decreased by $59,454, or approximately 18% from 1998 as compared to 1999. This decrease is due to decreased telephone expense due to the corresponding decrease in average account executives from 39 in 1998 to 30 for 1999.

    Promotion expense decreased by $352,539, or approximately 30% from 1998 as compared to 1999. This decrease is primarily due to the planned reduction of promotion expenditures for print media, including newsletter publication, lead generation and related postage expense.

    Occupancy and equipment rental expense increased by $83,039, or approximately 23% from 1998 as compared to 1999. This increase was due to a previously negotiated lease increase for the Company's premises as well as increases in other operating lease expense. The increase was also due to a negotiated, time specific rent adjustment realized during the five months from September 1997 through January 1998.

    Professional fees decreased by $175,704, or 41% from 1998 as compared to 1999. This decrease is primarily due to significantly higher legal fees incurred during 1998 related to a closed 1998 NASD arbitration matter.

    As a result of the above, the Company is reporting net income of $397,181 for the year ended September 30, 1999. This is compared to a net loss of $217,338 for the year ended September 30, 1998. The Company's effective income tax rate was approximately 43% for 1999 compared to the effective income tax benefit of 27% for 1998. The effective tax rate decrease for 1998 from the expected 34% benefit is primarily due to the effect of permanent differences.

    1998 Compared to 1997

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

    Liquidity and Capital Resources

    Substantial portions of the Company's assets are liquid.  At September 30,
    1999, approximately   88%  of  the  Company's  assets  consisted  of  cash,
    cash equivalents and marketable securities. All assets are financed by the Company's equity capital, short-term borrowings from securities lending transactions and other payables.

    IAAC, a wholly owned registered securities broker/dealer subsidiary, is subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At September 30, 1999, IAAC had net capital of $2,980,302 which was $2,502,802 in excess of its minimum net capital requirement at that date.

    ITCI, a wholly owned registered securities broker subsidiary, is also subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. ITCI has not yet commenced operations. The net capital requirement for ITCI is based on ITCI's planned status as an introducing securities broker. At September 30, 1999, ITCI had net capital of $301,680, which was $251,680 in excess of its minimum net capital requirement at that date.

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

    Year 2000 Compliance

    The securities industry is, to a significant extent, technologically driven and dependent. In addition to some internally utilized technological applications, the Company's businesses are materially dependant upon the performance of exchanges, market centers, counterparties, customers and vendors (collectively "the Company's material third parties") who, in turn, may be heavily reliant on technological applications. In sum, the securities industry is interdependent with each other, strengthened or weakened by the quality and performance of its attendant information and embedded technology.

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

    Because the Company utilizes the services of Wexford Clearing Services Corporation ("Wexford") in its business, data processing system aspects of the Year 2000 problem related to securities clearing, custody of client securities, back office operations, cashiering and margin and credit will be addressed by Wexford (a wholly owned guaranteed subsidiary of Prudential Securities Incorporated "Prudential"). Although Wexford is the contracting party for the provision of these critical services, Wexford, in fact, delivers those services through the operations of Prudential, a leading registered broker and dealer. Consequently, it is the readiness of Prudential that is critical when assessing the Year 2000 compliance of the clearing and operations capacity of the Company's active broker-dealer subsidiaries. Prudential has been assessed, by internal industry standards established by the Securities Industry Association, to be within the top tier of Year 2000 readiness. During industry-wide testing conducted by the Securities Industry Association, in which Prudential took part, Prudential and other participants were able to input transactions and send them to the appropriate markets for execution, confirmation and clearance under simulated Year 2000 conditions.

    Additionally, the Company has assessed the state of readiness of almost all known technologically oriented service vendors and believes, based on letters of certification, that these vendors are Year 2000 compliant. This determination does not mean that the vast majority of the Company's material third parties pose no Year 2000 risk to the Company. First, the Company is relying in large measure on these parties' assessments of their readiness. Second, there are several vendors, which account for a substantial portion of the Company's mission critical operations, which may be partially or largely, but not fully, Year 2000 compliant. Finally, certain critical third parties, such as exchanges, clearing houses, depositaries and other service vendors have no direct functional contact with the Company (as they operate directly with Wexford) but may impact the Company's operations.

    During fiscal year 1997 the Company began the strategic review process as it relates to the Year 2000 process. The Board of Directors of the Company approved the Company's Year 2000 plan at its meeting on July 17, 1998. This plan includes all phases necessary and budgetary consideration for each fiscal year through the Year 2000.

    The Year 2000 remediation plan and process includes (1) identification, modification and testing of non-compliant Year 2000 code; (2) identification, inventory, assessment and, if necessary, modification of internal ad hoc systems or applications that may be material to the Company's operations; (3) with the exception of counterparties and customers, documentation of the assessment of the readiness of the Company's material third parties; and (4) a timetable for completion of all year 2000 plan implementation steps for amendment to the plan as required. During the year ended September 30, 1999 and 1998 the Company incurred approximately $95,000 and $76,000, respectively, of costs related to the Year 2000 problem. The Company had originally budgeted a total of $193,000 for Year 2000 related costs for the 20 month period from June 1998 through January 2000. These Year 2000 costs include both capital expenditures and period expenses. This Year 2000 budget will be funded from the working capital of the Company. Provided there is an absence of unanticipated critical events, the Company does not expect Year 2000 costs to have a material effect on its operating results, financial condition or cash flows.

    As a contingency plan, the Company intends to have information systems personnel on site or on stand-by availability, from December 31, 1999 through January 2, 2000, on a 24-hour basis, to insure that any Year 2000 problems which may arise will be addressed and corrected immediately. The Company has been informed that Prudential intends to implement a similar contingency plan. The Company believes these measures will be sufficient because of the following reasons: (1) the Company has reviewed and modified, to the extent it can ascertain the problem, mission critical code and embedded technology; (2) the Company has minimal internally generated systems; and (3) the Company's vendors have represented that they are Year 2000 compliant.

    However, it is the Company's position there are no alternatives in the event the exchanges or other market centers fail to perform, and the Company believes it is highly likely that the factors which may prevent a particular clearing firm from performing, would similarly affect all other clearing firms, which would either preclude the availability of alternative clearing service providers or overwhelm the resources of surviving alternative clearing services providers. In other words, the Year 2000 presents a problem which is not likely to be susceptible to remediation at a future date, if it is not fixed in advance.

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

    ITEM 7.            CONSOLIDATED FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page

    Independent Auditors' Report........................................F-1

    Consolidated Balance Sheets as of
         September 30, 1999 and 1998....................................F-2

    Consolidated Statements of Operations for the Years Ended
         September 30, 1999 and 1998....................................F-3

    Consolidated Statements of Stockholders' Equity for the Years Ended
         September 30, 1999 and 1998....................................F-4

    Consolidated Statements of Cash Flows for the Years Ended
         September 30, 1999 and 1998....................................F-5

    Notes to Consolidated Financial Statements..........................F-7

                          Independent Auditors' Report


The Board of Directors
International Assets Holding Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheets of International Assets Holding Corporation and Subsidiaries as of September 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Assets Holding Corporation and Subsidiaries as of September 30, 1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG


Orlando, Florida
November 5, 1999

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           September 30, 1999 and 1998

                   Assets                                             1999                 1998
                                                               -----------------  ------------------
Cash                                                          $        380,070             617,628
Cash deposits with clearing broker                                   3,798,679           2,424,486
Foreign currency                                                        30,255               3,961
Receivable from clearing broker, net                                       --              791,753
Other receivables                                                       42,694              63,523
Securities owned, at market value                                    3,585,566           2,014,734
Investment in Joint Venture                                             15,639                 --
Income taxes receivable                                                115,081              67,398
Deferred income tax benefit                                             84,033             127,065
Property and equipment, at cost:
    Leasehold improvements                                              52,953              52,953
    Furniture and equipment                                          1,082,129             902,719
                                                               -----------------  ------------------
                                                                     1,135,082             955,672
Less accumulated depreciation and amortization                        (731,057)           (605,059)
                                                               -----------------  ------------------
                   Net property and equipment                          404,025             350,613
Other assets, net of accumulated amortization of
    $144,508 in 1999 and $118,504 in 1998                              321,496              98,920
                                                               =================  ==================
                   Total assets                               $      8,777,538           6,560,081
                                                               =================  ==================
          Liabilities and Stockholders' Equity
Liabilities:
    Foreign currency sold, but not yet purchased
                                                              $         36,482               7,206
    Securities sold, but not yet purchased, at market value            990,482             290,403
    Payable to clearing broker, net                                    230,443                 --
    Accounts payable                                                   154,950              72,600
    Accrued employee compensation and benefits                         744,076             291,536
    Accrued expenses                                                   260,565             352,544
    Deferred income taxes                                               91,807              16,797
    Payable to Joint Venture                                             9,384                 --
    Other liabilities                                                  120,343             117,845
                                                               -----------------  ------------------
                   Total liabilities                                 2,638,532           1,148,931
                                                               -----------------  ------------------
Stockholders'
equity:
    Preferred stock, $.01 par value.  Authorized 1,000,000
       shares; issued and outstanding -0- shares                        --                   --
    Common stock, $.01 par value.  Authorized 3,000,000
       shares; issued and outstanding 1,725,428 shares in September
       1999 and 1,481,574 shares in September 1998                      17,254              14,816
    Additional paid-in capital                                       4,588,928           3,564,648
    Retained earnings                                                1,532,824           1,831,686

                                                               -----------------  ------------------
                   Total stockholders' equity                        6,139,006           5,411,150
Commitments and contingent liabilities
                                                               =================  ==================
                   Total liabilities and stockholders' equity $      8,777,538           6,560,081
                                                               =================  ==================
See accompanying notes to consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                     Years ended September 30, 1999 and 1998

                                                                    1999                  1998
                                                              ------------------   -------------------
Revenues:
    Commissions                                              $       6,194,591             7,000,069
    Net dealer inventory and investment gains                        3,262,671             1,791,739
    Management and investment advisory fees                             83,236                73,657
    Account maintenance fees                                           107,846               164,238
    Interest and dividends                                             242,580               269,855
    Loss from joint venture                                            (34,361)                 --
    Other                                                               60,361                50,665
                                                              ------------------   -------------------
                     Total revenues                                  9,916,924             9,350,223
                                                              ------------------   -------------------
Expenses:
    Commissions and clearing fees                                    4,000,910             4,289,969
    Employees compensation and benefits                              2,734,437             1,926,792
    Communications                                                     268,841               328,295
    Promotion                                                          833,805             1,186,344
    Occupancy and equipment rental                                     444,273               361,234
    Interest                                                             4,829                 5,704
    Professional                                                       250,587               426,291
    fees
    Insurance                                                          165,052               197,718
    Depreciation and amortization                                      152,002               177,991
    Other operating expenses                                           366,817               747,044
                                                              ------------------   -------------------
                     Total expenses                                  9,221,553             9,647,382
                                                              ------------------   -------------------
                     Income (loss) before income taxes                 695,371               (297,159)
Income tax expense (benefit)                                           298,190                (79,821)
                                                              ==================   ===================
                     Net income (loss)                       $         397,181               (217,338)
                                                              ==================   ===================
Earnings (loss) per share:
       Basic                                                 $            0.24                (0.13)
                                                              ==================   ===================
       Diluted                                               $            0.20                 (0.13)
                                                              ==================   ===================
Weighted average number of common shares outstanding:
       Basic                                                          1,668,814             1,686,888
                                                              ==================   ===================
       Diluted                                                        2,024,266             1,686,888
                                                              ==================   ===================

See accompanying notes to consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                     Years ended September 30, 1999 and 1998

                                                                      Additional                                Total
                                        Preferred      Common        paid-in        Retained      Treasury      stockholders'
                                        stock          stock          capital       earnings      stock         equity
                                        -------------  ------------  -------------  -----------  ------------  -----------------
Balances at September 30, 1997         $      --          14,113       3,125,043     2,688,238         --         5,827,394

Acquisition of 63,336 common shares           --              --             --            --     (168,297)        (168,297)

Acquisition of  7,000 common shares           --              --             --            --      (30,609)         (30,609)

Retirement of 70,336 common shares held
      in treasury                             --            (703)       (134,379)      (63,824)    198,906               --

10% stock dividend                            --           1,406         573,984      (575,390)        --                --

Net loss                                      --             --              --       (217,338)        --          (217,338)
                                        --------------  ------------  ------------  ------------  ------------  -----------------
Balances at September 30, 1998                --          14,816       3,564,648     1,831,686         --         5,411,150
Acquisition of 5,316 common shares            --             --              --            --      (12,896)         (12,896)

Retirement of 5,316 common shares held
      in treasury                             --            (53)         (11,485)        (1,358)    12,896              --

Exercise of Employee Stock Option             --          1,008          342,563            --         --           343,571

10% stock dividend                            --          1,483          693,202       (694,685)       --               --

Net income                                    --            --               --         397,181        --           397,181
                                        --------------  -------------  -----------  -------------  -------------  ---------------

Balances at September 30, 1999         $      --         17,254        4,588,928      1,532,824        --         6,139,006
                                        ==============  =============  ===========  =============  =============  ================

See accompanying notes to consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                     Years ended September 30, 1999 and 1998

                                                     1999               1998
                                                -------------       ------------

Cash flows from operating activities:
      Net income (loss)                         $     397,181          (217,338)
      Adjustments to reconcile net income
         (loss) to net cash
        provided by operating activities:
          Depreciation and amortization               152,001           177,991
          Deferred income taxes                       118,043          (81,476)
          Non-cash compensation                        30,271               --
          Loss from joint venture                      34,361               --
          Tax benefit from exercise of
            nonqualified stock option                  23,829               --
          Cash provided by (used for) changes in:
             Receivable from clearing broker, net     791,753          (386,703)
             Other receivables                         20,829            (4,921)
             Securities owned, at market value     (1,570,832)        1,813,910
             Income taxes receivable                  (47,683)          (63,743)
             Other assets                             (54,682)          47,773
             Foreign currency sold, but not yet
              purchased                                29,276             3,214
             Securities sold, but not yet
              purchased, at market value              700,079          (391,651)
             Payable to clearing broker, net          230,443               --
             Accounts payable                          82,350           (43,467)
             Accrued employee compensation
              and benefits                            452,540          (609,437)
             Accrued expenses                         (91,979)          84,230
             Payable to joint venture                   9,384              --
             Other liabilities                          2,498            8,484
                                                  -------------     -----------
             Net cash provided by operating
               activities                           1,309,662          336,866

Cash flows from investing activities:
    Investment in joint venture                       (50,000)             --
    Acquisition of property and equipment
      and other assets                               (373,308)         (58,724)
                                                   ------------      -----------
      Net cash used for investing activities         (423,308)         (58,724)

Cash flows from financing activities:
    Exercise of stock options                         289,471
    Acquisition of common shares related to
     repurchase program                                   --           (30,609)
    Acquisition of common shares related to
     terminated ESOP participants and RSP
     participants                                     (12,896)        (168,297)

      Net cash provided by (used for) financing
       activities                                     276,575         (198,906)
                                                   ------------       ---------
      Net increase in cash and cash equivalents     1,162,929           79,236

Cash and cash equivalents at beginning of year      3,046,075        2,966,839
                                                   ------------      ----------
Cash and cash equivalents at end of year          $ 4,209,004        3,046,075
                                                   ============      ==========

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended September 30, 1999 and 1998

                                                     1999               1998
                                                  ------------     -------------

Supplemental disclosures of cash flow information:
     Cash paid for interest:                      $    4,829             5,704
                                                  ------------      ------------
    Income taxes paid                             $  204,000            75,399
                                                  ------------      ------------
Supplemental disclosure of noncash financing activities:

    On March 26, 1999, the Company issued 148,199 shares of common stock in conjunction with a ten percent stock dividend.

    On January 20, 1998, the Company issued 140,648 shares of common stock in conjunction with a ten percent stock dividend.

See accompanying notes to consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1999 and 1998

(1)    Summary of Significant Accounting Policies

       (a)    Principles of Consolidation

               The consolidated financial statements include the accounts of International Assets Holding Corporation (the Company or the parent company) and its six wholly-owned subsidiaries, International Assets Advisory Corp., International Assets Management Corp., Global Assets Advisors, Inc., International Financial Products, Inc., INTLTRADER.COM (ITCI), and OffshoreTrader.com Ltd. International Assets Advisory Corp. is a registered broker/dealer under the Securities Act of 1934. Its securities transactions are cleared through Wexford
               Clearing Services  Corporation  (a  wholly-owned,   guaranteed
               subsidiary of Prudential Securities Incorporated) on a fully disclosed basis. International Assets Management Corp. was formed to manage the physical assets of the Company. Global Assets Advisors, Inc. provides investment advisory and account management services. International Financial Products, Inc. is inactive but was formed to market products which were not investments, but were related to the financial industry. INTLTRADER.COM, INC. was formed to provide on-line brokerage transactions of foreign and domestic securities using the Internet. ITCI has not yet commenced its on-line brokerage activities. OffshoreTrader.com Ltd. was incorporated to explore global internet securities trading for non-U.S. citizens. All significant intercompany balances and transactions have been eliminated in consolidation.

       (b)    Cash and Cash Equivalents

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

       (c)    Foreign Currency

              The value of a foreign currency, including a foreign currency sold, but not yet purchased, is converted into its U.S. dollar equivalent at the foreign exchange rate in effect at the close of business on the measurement date.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1999 and 1998

       (d)    Financial Instruments

              As of September 30, 1999 and 1998, the carrying value of the Company's financial instruments including cash, cash deposits with clearing broker, foreign currency, receivables, accounts payable and accrued expenses approximate their fair values, based on the short-term maturities of these instruments. Additionally, the carrying value of securities owned and any securities and foreign currency sold, but not yet purchased, approximate their fair value at September 30, 1999 and 1998 as they are based on quoted market prices.

       (e)    Valuation of Securities

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

              As of September 30, 1999, securities includes a limited partnership ownership interest of $86,992. The limited partnership ownership interest is recorded at fair value, which has been determined by management. This limited partnership ownership interest is held for the Company's investing purposes and is not held for sale to the Company's customers.

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

                           September 30, 1999 and 1998

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

       (i)    Advertising

              The Company expenses costs of advertising as incurred and has included these expenses in promotion expenses in the accompanying consolidated statements of operations. Advertising costs for the years ended September 30, 1999 and 1998 were $397,090 and $872,882, respectively.

       (j)    Stock Option Plan

              In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 which provides that compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price and pro forma disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1999 and 1998

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

              All options were excluded from the calculation of diluted loss per share for the year ended September 30, 1998, because their inclusion would have been antidilutive.

       (m)    Future Application of Accounting Standards

              In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The implementation date of SFAS 133 was amended by SFAS 137 and is now effective for all fiscal quarters of fiscal years beginning after June 15, 2001. The Company is currently reviewing SFAS 133 to see what impact, if any, it will have on the Company.


       (2)    Related Party Transactions

              During the years ended September 30, 1999 and 1998, the Board of Directors of the Company approved the reimbursement of approximately $3,000 and $39,000, respectively, of expenses incurred in connection with responding to issues raised during a Securities and Exchange Commission (SEC) inspection of an affiliated company.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1999 and 1998

       (3)    Securities Owned and Securities Sold, But Not Yet Purchased

              Securities owned and securities sold, but not yet purchased at September 30, 1999 and 1998 consist of trading and investment securities at market values as follows:

                                                                Sold, but not
                                                   Owned        yet purchased
                                                 ---------     ----------------
              1999:
               Obligations of U.S. Government   $  241,396              --
               Common stock and American
                     Depository Receipts         2,573,717         945,053
               Corporate and municipal bonds       209,340              --
               Foreign government obligations      257,083              --
               Unit investment trusts, mutual
                     funds and other investments   304,030          45,429
                                              --------------   ----------------
                                               $ 3,585,566         990,482
                                              ==============   ================

              1998:
               Obligations of U.S. Government  $   373,841              --
               Common stock and American
                     Depository Receipts           836,057         290,403
               Corporate and municipal bonds       341,066              --
               Foreign government obligations       26,713              --
               Unit investment trusts, mutual
                     funds and other investments   437,057              --
                                               -------------  -----------------
                                               $ 2,014,734         290,403
                                               =============  =================


       (4)    Financial Instruments with Off-Balance Sheet Risk

              The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker/dealer. In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the consolidated financial statements at September 30, 1999 at market values of the related securities (totaling $990,482) and will incur a loss if the market value of the securities increases subsequent to September 30, 1999.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1999 and 1998

       (5)    Capital and Cash Reserve Requirements

              As of September 30, 1999 and 1998, IAAC is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1), which requires the maintenance of minimum net capital at an amount equal to the greater of $100,000, 6-2/3% of aggregate indebtedness, or $2,500 for each security in which a market is made with a bid price over $5 and $1,000 for each security in which a market is made with a bid price of $5 or less with a ceiling of $1,000,000, and requires that the ratio of aggregate indebtedness to net capital not to exceed 15 to 1. As of September 30, 1999, IAAC had excess net capital of $2,502,802 and a ratio of aggregate indebtedness to net capital of .40 to 1.

              As of September 30, 1999, ITCI is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1), which requires the maintenance of minimum net capital at an amount equal to the greater of $50,000, 12.5% of aggregate indebtedness (for the first year of operations) and 6-2/3% of aggregate indebtedness after the first year of operations and requires that the ratio of aggregate indebtedness to net capital not exceed 8 to 1 for the first year of operations. At September 30, 1999, ITCI had excess net capital of $251,680 and a ratio of aggregate indebtedness to net capital of approximately .27 to 1.

              IAAC and ITCI are exempt from customer reserve requirements and providing information relating to possession or control of securities pursuant to Rule 15c3-3 of the Securities and Exchange Act of 1934. Both IAAC and ITCI meet the exemptive provisions of Paragraph (k)(2)(ii).

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1999 and 1998

       (6)    Leases

              The Company is obligated under various noncancelable operating leases for the rental of its office facilities and certain office equipment. Rent expense associated with these operating leases amounted to $344,900 and $284,800 for the years ended September 30, 1999 and 1998, respectively. The future minimum lease payments under noncancelable operating leases as of September 30, 1999 are as follows:

                     Year ending September 30,
              ----------------------------------------

                               2000                      $        385,600
                               2001                               289,700
                               2002                                81,700
                               2003                                50,500
                               2004                                 3,300
                                                            ----------------
              Total future minimum lease payments        $        810,800
                                                            ================


       (7)    Income Taxes

              Income tax expense (benefit) for the years ended September 30, 1999 and 1998 consists of:

                                        Current       Deferred        Total
                                      -----------   ------------    -----------
                     1999:
                       Federal       $  154,065       100,790        254,855
                       State             26,082        17,253         43,335
                                      -----------   ------------    -----------
                                     $  180,147       118,043        298,190
                                      ===========   ============    ===========

                     1998:
                       Federal       $    1,345       (69,568)       (68,223)
                       State                310       (11,908)       (11,598)
                                      -----------   ------------    -----------
                                     $    1,655       (81,476)       (79,821)
                                      ===========   ============    ===========

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1999 and 1998

       Total income tax expense (benefit) for the years ended September 30, 1999 and 1998 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

                                          1999                    1998
                                   ---------------------  ---------------------
                                                 % of                  % of
                                                pretax                pretax
                                    Amount      income      Amount    income
                                   ---------  ----------  ---------- ----------

       Computed "expected" tax
          expense (benefit)       $  236,426     34.0%   $ (101,034)  (34.0)%
       Increase (decrease) in income
          tax expense resulting from:
            State income taxes,
            net of federal
            income tax benefit        28,601      4.1        (7,655)   (2.6)
           Meals and entertainment
            expense not deductible
            for tax purposes          27,841      4.0        21,552     7.3
              Memberships, net         4,822       .7         7,076     2.4
              Other, net                 500       .1           240      .1
                                   ---------   ---------- ---------- ----------
                                  $  298,190     42.9%    $ (79,821)  (26.8)%
                                   =========   ========== ========== ==========

     Deferred income taxes as of September 30, 1999 and 1998 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial statement purposes and such amounts as measured by tax laws.
     The temporary differences give rise to deferred tax assets and liabilities, which are summarized below as of September 30, 1999 and 1998:

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1999 and 1998




                                                        1999           1998
                                                     ----------     ----------
       Gross deferred tax liabilities:
         Accumulated depreciation and amortization   $ (18,843)      (16,797)
         Software development costs                    (72,964)         --
                                                     ----------     ----------
           Total gross deferred tax liabilities        (91,807)      (16,797)
                                                     ----------     ----------

       Gross deferred tax assets:
         Accrued reserves                               39,696        84,667
            Investment in Limited Partnership            3,802          --
         Rent abatement                                  2,410         8,208
         Amortization of other assets                   35,279        29,885
            Contributions carryover                      2,846         4,305
                                                     ----------     ----------

                  Total gross deferred tax assets       84,033       127,065
                                                     ----------     ----------

                                                     $ (7,774)      110,268
                                                     ==========     ==========

       There was no valuation allowance for deferred tax assets as of September 30, 1999 and 1998. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of September 30, 1999, based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.


       (8)    Employee Benefit Plans

              Effective May 1, 1999, the Company has implemented a defined contribution 401(k) Profit Sharing Plan ("401(k) Plan"). The 401(k) Plan amends and restates the Company's employee stock ownership plan ("ESOP"), which was effective December 30, 1992. This plan retains the 401(k) profit sharing features of the December 30, 1992 plan, and effective May 1, 1999, deletes the employee stock ownership plan provisions. Those participants who had account balances in the ESOP portion of the plan, as of May 1, 1999 will retain certain ESOP rights, such as the right to receive distributions in the form of employer common stock.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1999 and 1998

       All Company employees who have completed one year of continuous service and who have attained the age of twenty-one are eligible to participate in the 401(k) Plan. The 401(k) Plan allows employees to elect to defer a portion of their salary into the 401(k). The amount contributed reduces the employee's taxable compensation. IAAC has the option to make a matching contribution at the sole discretion of IAAC.

       IAAC implemented a defined contribution Retirement Savings Plan ("RSP") effective January 1, 1995. All employees who have completed one year of continuous service and who have attained the age of twenty-one are eligible for the RSP. The contributions to the RSP are at the sole discretion of IAAC.

       IAAC's contributions to the various employee benefit plans for the years ended September 30, 1999 and 1998 are summarized as follows:

                                                  1999              1998
                                             --------------    ---------------
             RSP                             $    44,408             --
             ESOP- 401(k) portion                 25,592            1,209
                                             --------------    ---------------

                                             $    70,000            1,209
                                             ==============    ===============

       Employer contributions gradually vest over seven years, and employee contributions are fully vested at all times, are paid upon death, disability, retirement or termination of employment.

       As of September 30, 1999 and 1998, 250,172 and 343,332 common shares of the Company were allocated to ESOP participants, respectively. During the years ended September 30, 1999 and 1998, 3,540 and 64,062 common shares of the Company were purchased from terminated ESOP participants.

       As of September 30, 1999 and 1998, 64,703 and 62,585 common shares of the Company were allocated to RSP participants, respectively. During the years ended September 30, 1999 and 1998, 1,776 and 5,589, respectively, common shares of the Company were purchased from terminated RSP participants.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1999 and 1998

(9)    Stock Options

       The International Assets Holding Corporation Stock Option Plan (the Plan) was adopted by the Board of Directors of the Company and approved by the Company's stockholders during January 1993. The Plan permits the granting of awards to employees and directors of the Company and its subsidiaries in the form of stock options. Stock options granted under the Plan may be "incentive stock options" meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options which do not meet the requirements of Section 422. As of September 30, 1999, a total of 770,000 shares of the Company's common stock had been reserved for issuance pursuant to options granted under the Plan.

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

       At September 30, 1999, there were 22,450 additional shares available for grant under the Plan. Using the Black Scholes option-pricing model, the per share weighted-average fair value of stock options granted during 1999 and 1998, where exercise price equals the market price of the stock on the grant date, was $.96 and $1.66, respectively. The per share weighted average fair value of stock options granted during 1999, where exercise price is greater than the market price on the grant date was $.68.

       The following weighted average assumptions were used:

                                                   1999              1998
                                               ------------      ------------

       Exercise price equal to market
          price on grant date:
            Expected risk-free interest rate       5.16%              5.56%
            Expected life                      5.2 years          6.0 years
            Expected volatility                    55.3%             55.60%
            Expected dividend yield                0.00%              0.00%

       Exercise price greater than market
          price on grant date:
            Expected risk free interest rate       5.14%              --
                  Expected life                  5 years              --
                  Expected volume                  54.2%              --
                  Expected dividend yield          0.00%              --

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1999 and 1998

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

                                                             1999       1998
                                                           --------   --------

         Net income (loss)                   As reported  $ 397,181   (217,338)
                                             Pro forma    $ 255,653   (305,656)

         Basic earnings (loss) per share     As reported  $     .24       (.13)
                                             Pro forma    $     .15       (.18)

         Diluted earnings (loss) per share   As reported  $     .20       (.13)
                                             Pro forma    $     .13       (.18)

       Pro forma net income (loss) reflects only options granted in 1999, 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' expected life ranging from 5 to 7 years and compensation cost for options granted prior to October 1, 1995 is not considered.

       Stock option activity during the fiscal years ended September 30, 1998 and 1999 is as follows:

                                                 Number of    Weighted-average
                                                  shares       exercise price
                                               -------------  ----------------

             Outstanding at September 30, 1997    511,500      $      2.98
                Granted                            22,000             2.84
                Exercised                            --                --
                Forfeited                         (46,750)            3.33
                Expired                              --                --
                                               -------------  ----------------

             Outstanding at September 30, 1998    486,750             2.94
                Granted                           279,500             1.63
                Exercised                        (101,558)            2.98
                Forfeited                         (23,792)            3.21
                Expired                              --                --
                                               -------------  ----------------

             Outstanding at September 30, 1999    640,900      $      2.35
                                               =============  ================

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1999 and 1998

       At September 30, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.36 - 7.25 and
       7.34 years, respectively.

       At September 30, 1999 and 1998, the number of options exercisable was 176,600 and 221,650, respectively, and the weighted-average exercise price of those options was $3.22 and $3.31, respectively.

       Incentive Stock Options

       As of September 30, 1999, options outstanding under qualified incentive stock options, including their grant date, exercise price and expiration date, were as follows:

              Options                             Exercise
            outstanding        Grant date          price      Expiration date
         -----------------  ----------------     ----------  -----------------
              86,500        January 23, 1993      $  4.22    January 23, 2003
              13,200        August 12, 1994          4.55    August 12, 2004
              11,000        December 21, 1995        2.48    December 21, 2005
             121,000        December 28, 1995        2.27    December 28, 2005
              59,300        December 28, 1995        2.07    December 28, 2005
               4,400        March 7, 1996            2.48    March 7, 2006
              33,000        December 11, 1996        2.74    December 11, 2006
              11,000        August 26, 1997          3.56    August 26, 2007
              11,000        February 13, 1998        3.07    February 13, 2008
               5,500        October 1, 1998          1.62    October 1, 2008
             110,000        November 2, 1998         1.50    November 2, 2008
             110,000        November 2, 1998         1.36    November 2, 2008
              22,000        November 2, 1998         1.36    November 2, 2008
              11,000        January 6, 1999          1.36    January 6, 2009
         -----------------

             608,900
         =================

       The options granted on January 23, 1993 are exercisable at 25% per year beginning two years from the date of grant. The options granted on August 12, 1994, December 21, 1995, March 7, 1996, December 11, 1996, August 26,
       1997 and February 13, 1998, October 1, 1998 and January 6, 1999, are exercisable at 20% per year beginning three years from the date of grant. The options granted on December 28, 1995 and the 22,000 options granted on November 2, 1998 are exercisable at 20% per year beginning one year from the date of grant. The 220,000 options granted on November 2, 1998 are exercisable at 30%, 30%, 40% over a three-year period beginning a year from the date of grant.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1999 and 1998

       As  of  September  30,  1999  and  1998,  174,400  and  205,700  options, respectively, were exercisable under qualified incentive stock options. During the year ended September 30, 1999, 84,100 options were exercised with a weighted average exercise price of $2.83. There were no options exercised during the year ended September 30, 1998.

       Nonqualified Stock Options

       As of September 30, 1999, options outstanding under nonqualified options, including their grant date, exercise price and expiration date, were as follows:

              Options                          Exercise
            outstanding         Grant date      price        Expiration date
         -----------------    -------------   ----------   -------------------
              11,000             7/20/98         2.61           7/20/2008
              11,000              1/6/99         1.36            1/6/2009
              10,000              6/4/99         7.25            6/4/2009
         ------------------

              32,000
         ==================

       The nonqualified stock options granted July 20, 1998, January 6, 1999 and June 4, 1999 are exercisable at 20% per year beginning one year from the date of grant.

       As of September 30, 1999 and 1998, 2,200 and 15,950 options, respectively, were exercisable under nonqualified stock options. During the year ended September 30, 1999, 17,458 options were exercised with a weighted average exercise price of $3.69. There were no options exercised during the year ended September 30, 1998.


(10)   ITCI Stock Option and Plan

       The Board of Directors of ITCI adopted a stock option plan ("ITCI Plan") retroactively as of December 31, 1998. The ITCI Plan is intended to constitute both an "incentive stock option" and a "plan" within the meaning of qualifying under Section 422 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder. The ITCI Plan permits the granting of an option of 111 common shares (approximately 10 percent of the total common shares) of ITCI to a sole participant. The ITCI Plan expires on December 31, 2002. Retroactively, as of December 1, 1998 this one incentive stock option was granted to a sole participant. The purchase price of the 111 common shares is $98.95 per common share, being 100 percent of the fair market value per share of common stock as of December 1, 1998.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1999 and 1998

       The right to exercise the options granted and purchase the option shares does not vest unless certain defined ITCI financial benchmarks are met. If the first of these financial benchmarks is met, 55 option shares vest on September 30, 2000. If the second financial benchmark is met, 56 option shares vest on September 30, 2001. Some defined partial vesting is allowed if the defined financial benchmarks are partially achieved.

       There has been no vesting as of September 30, 1999 and like the Parent, the Company recognizes compensation expense under APB No. 25 and no such expense would be recognized until the achievement of the financial benchmarks.


(11)   Preferred Stock

       The Company has authorized 1,000,000 shares of its preferred stock for issuance at a par value of $.01 per share. As of September 30, 1999 and 1998, no shares have been issued and the specific rights and privileges of these shares have not yet been determined by the Board of Directors.


(12)   Stock Dividend

       On February 12, 1999, the Company declared a ten percent stock dividend to shareholders of record as of March 5, 1999. On March 26, 1999 the Company issued 148,199 shares of common stock in conjunction with this dividend. Accordingly, amounts equal to the fair market value (based on quoted market prices as adjusted) of the additional shares issued have been charged to retained earnings and credited to common stock and additional paid-in capital.

       Earnings per common share, weighted average shares outstanding, and all stock option activity have been restated to reflect the ten percent stock dividend.


(13)   Commitments and Contingent Liabilities

       The Company has entered into employment agreements with its chief executive officer and chief operating officer which expire March 24, 2001. Under the terms of the agreements, the two officers will receive a specified annual compensation to be paid by an affiliate of the Company, a bonus to each officer, monthly automobile allowances and reimbursement for personal income tax preparation fees. Bonuses are calculated by applying the consolidated return-on-equity percentage for that year to the consolidated pre-tax earnings adjusted before the deduction for officer bonus expense and as adjusted for certain financial transactions. The executive bonus percentage is subject to a minimum of 5 percent and a maximum of 15 percent of adjusted consolidated pre-tax earnings of the Company's parent. In the event of termination of the agreements by the Company other than for cause, as defined, or if the executives resign as a result of a breach by the Company, the agreements provide for payments to such individuals in an amount equal to 100 percent of their total compensation for 24 months following the date of termination.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1999 and 1998


       Subsequent to September 30, 1999, the chief operating officer of the Company resigned due to medical reasons.

       ITCI, a wholly owned subsidiary of the Company, has entered into an employment agreement with its chief operating officer which expires September 30, 2001. Under the terms of the agreement, the officer will receive a specified annual compensation to be paid by the Company, an annual bonus, $5,000 moving allowance, and a temporary housing allowance. The annual bonus will be equal to the greater of $20,000 or 10 percent of the Company's net profits before tax for fiscal years 1999 and 2000 and 10 percent of the Company's net profits before tax for fiscal year 2001.

       On August 10, 1999, ITCI entered into a one-year service agreement for a non-exclusive license to display financial information that can be accessed by customers on the Company's web site. The annual licensing fee is $125,800. The service agreement will commence once the web site is operational.

       On July 23, 1999, ITCI entered into a development agreement for certain software development related to the Company's web site. To date, $30,000 related to software development has been paid and capitalized; the remaining $90,000 will be paid upon completion and testing of the software. In addition, $2,700 per month will be paid for application support for a term of 18 months.

       The Board of Directors has authorized the Company to continue its repurchase of up to $500,000 in shares of the Company's common stock in the open market through the year ended September 30, 1999. The stock purchases may be made in the open market from time to time as market conditions permit. The Company is required to comply with Rule 10b-18 and Regulation M of the Securities and Exchange Commission which regulate the specific terms in which shares may be repurchased. Since the inception of the repurchase program on March 13, 1996, the Company has repurchased and retired a total of 39,193 shares (as adjusted for the 10% stock dividends) in the open market at a total of $129,233. During the fiscal year ended September 30, 1999, the Company did not repurchase any Company shares through open market repurchases.

       In addition, concurrent with the open market repurchase program, the Company has repurchased and retired an additional 104,580 shares from terminated participants of the Company's 401(k) Plan and RSP for a total cost of $256,893 since the inception of the program.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1999 and 1998


       On September 30, 1998, the Company signed a 50/50 Joint Venture Agreement
       (JV) with Lakeside Investments, LLC (Lakeside) of New York. On October 1, 1998, the joint venture effected the incorporation of International Assets New York, LLC (IANY) a 50/50 owned entity formed to transact the business for the JV. IANY has elected partnership federal income tax treatment. Each party contributed an equal capital contribution of $50,000 during the year ended September 30, 1999 and committed to contribute an additional optional $150,000 at a later date. A principal of Lakeside actively manages the new business. IANY offers a variety of financial strategies to high net worth private investors resident in the United States and certain foreign countries. The Company accounts for this investment under the equity method of accounting.


(14)   Subsequent Events

       During November 1999 one incentive stock option for 33,000 shares was exercised generating cash proceeds of $45,012.

       Also during November 1999, the Company announced that the Board of Directors of the Company authorized the continuation of the stock repurchase program through September 30, 2000.

    ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.

    None

                                    PART III

    ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    The following table lists certain information about the directors, executive officers and significant employees of the Company:

                                Director   Officer
    Name                   Age   Since      Since   Position
    ------                 ---  --------   -------  --------
    Diego J. Veitia        56    1987       1987    Director, Chairman of the
                                                    Board, Chief Executive
                                                    Officer and President

    Stephen A. Saker       53    1990       1991    Director, Vice President
                                                    and Secretary

    Jerome F. Miceli       56    1990        -      Director of the Company

    Robert A. Miller, PhD  56    1998        -      Director of the Company

    Jeffrey L. Rush, M.D.  59    1999        -      Director of the Company

    Jonathan C. Hinz       37      -        1995    Chief Financial Officer
                                                    and Treasurer

    Tresa N. Veitia        34      -        1999    Vice President and
                                                    Director of Marketing

    Each of the Company's directors have been elected to serve until the next annual meeting of stockholders and until his respective successor is elected and qualified. Officers are elected annually by the Board of Directors.

    Diego J. Veitia founded the Company in 1987 to serve as a holding company for IAAC and other subsidiaries. He has served as Chairman of the Board, director and Chief Executive Officer of the Company since its inception. He also served as President of the Company from 1987 until 1991. In November 1999 Mr. Veitia resumed the role of President of the Company as well as President of all of the subsidiaries of the Company. Mr. Veitia founded IAAC in 1981 and has served as Chairman of the Board and director since that time. Mr. Veitia is also currently serving as Chairman, Chief Executive Officer and President of GAA, ITCI, IAMC, IFP and OTCL. Mr. Veitia also serves as Chairman and President of Veitia and Associates, Inc., an inactive registered investment advisor. Mr. Veitia served as Chairman of All Seasons Global Fund, Inc., a publicly held closed-end management investment company from October 1987 until October 1996. During the last five years Mr. Veitia has also served as director of America's All Seasons Income Fund, Inc., an inactive management investment company.

    Stephen A. Saker has been a director of the Company since 1990 and has served as Secretary and Vice President of the Company since 1991.
    Mr. Saker has also served as director, Executive Vice President and Secretary of IAAC since 1985. Mr. Saker currently serves as Vice President, Secretary and Director of GAA, IAMC, OTCL and ITCI. Since November 1991,

    Mr. Saker has served as Vice President, Treasurer and Secretary of Veitia and Associates, Inc., an inactive registered investment advisor. Mr. Saker also served as Secretary and director of All Seasons Global Fund, Inc. from October 1987 until October 1996.

    Jerome F. Miceli has been a director of the Company since 1990. In November 1999 Mr. Miceli resigned, due to medical reasons, from all of his officer positions with the Company and all of his officer and director positions of the Company's subsidiaries. Mr. Miceli continues to serve as a Director and consultant to the Company. Mr. Miceli served as President, Chief Operating Officer and Treasurer of the Company from 1991 to 1999.
    Mr. Miceli has also served as President, Chief Executive Officer, Treasurer and director of IAAC from 1990 to 1999. Until November 1999
    Mr. Miceli also served as President, Treasurer and Director of ITCI, GAA, IAMC, IFP and OTCL. In addition, from December 1990 until October 1996, Mr. Miceli served as Treasurer and director of All Seasons Global Fund Inc., a publicly held closed-end management investment company. Mr. Miceli also served as President of Veitia and Associates, Inc., an inactive registered investment advisor, from 1990 until 1999.

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

    Jeffrey L. Rush, M.D. became a director of the Company in February 1999. Dr. Rush is a graduate of Dartmouth and State University New York Medical School in 1966. He has been a Board Certified Radiologist since 1972. Dr. Rush served as Chairman of the Radiology Department at Alvarado Medical Center, San Diego, CA from 1972 - 1994. In addition, he served on the Advisory Board, National Medical Enterprises (Tenet Health) from 1982 - 1990. Dr. Rush presently serves as Chairman of Pacific Medical Building, LP, a developer and owner of medical office buildings and clinics. He has served in that capacity since 1991.

    Jonathan C. Hinz joined the Company in October 1995 and currently serves as Chief Financial Officer and Treasurer for the Company, IAAC, GAA, ITCI, IFP, IAMC and OTCL. Prior to joining the Company, Mr. Hinz served as Chief Financial Officer and Controller of Computer Science Innovations, Inc. from 1987 to 1995. Mr. Hinz is a certified public accountant.

    Tresa N. Veitia joined IAAC in September 1995 and currently serves as Vice President and Director of Marketing for the Company, IAAC, GAA, ITCI, IFP and OTCL. Prior to joining the Company, Ms. Veitia was an account supervisor at Ogilvy & Mather in New York. Ms. Veitia received an MBA from Columbia University in 1989.

    Compliance with Section 16(a) of the Exchange Act

    Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, the Company's executive officers, directors and owners of in excess of 10% of the issued and outstanding common stock are required to file with the SEC reports of ownership and changes in ownership of the common stock of the Company. Copies of such reports are required to be furnished to the Company. Based solely on the review of such reports furnished to the Company, the Company believes that during fiscal year 1999, all of its executive officers and directors complied with the Section 16(a) requirements.

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

      (10.1) The Company's International Assets Holding Corporation Stock Option Plan is incorporated by reference to Exhibit 10.2, of the Registrant's Registration Statement on Form SB-2
              (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.

      (10.1.a)The Company's  International  Assets  Holding Corporation Stock
              Option Plan, Amendment dated December 28, 1995, is incorporated by reference to Exhibit 10.2 (a), of the Registrant's Registration Statement on Form S-8 (No. 333-10727), filed with the SEC on August 23, 1996.

      (10.2) The Company's International Assets Advisory Corporation Employee Stock Ownership Plan and Trust ("ESOP") is incorporated by reference to Exhibit 10.3, of the Registrant's Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.

      (10.2.a)The Company's International Assets Advisory Corporation Employee
              Stock Ownership Plan and Trust ("ESOP"), First Amendment dated November 4, 1993, is incorporated by reference to Exhibit 10.3(a), of the Registrant's Registration Statement on Form S-8 (No. 333-10727), filed with the SEC on August 23, 1996.

      (10.2.b)The Company's International Assets Advisory Corporation Employee
              Stock Ownership Plan and Trust ("ESOP"), Amendment 1994-1, dated July 19, 1994, is incorporated by reference to Exhibit 10.3(b), of the Registrant's Registration Statement on Form S-8
              (No. 333-10727), filed with the SEC on August 23, 1996.

      (10.2.c)The Company's  International Assets Advisory Corporation Employee
              Stock Ownership Plan and Trust ("ESOP"), Amendment 1994-1, dated December 30, 1994, is incorporated by reference to Exhibit 10.3(c), of the Registrant's Registration Statement on Form S-8 (No. 333-10727), filed with the SEC on August 23, 1996.

      (10.2.d)The Company's International Assets Advisory Corporation Employee
              Stock Ownership Plan and Trust ("ESOP"), Amendment 1995-1, dated July 21, 1995, is incorporated by reference to Exhibit 10.3(d), of the Registrant's Registration Statement on Form S-8
              (No. 333-10727), filed with the SEC on  August 23, 1996.

      (10.2.e)*The Company's  International Assets Advisory Corporation 401(k)
               Profit Sharing Plan, entered into as of May 1, 1999.

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

      (10.9) The Company's Lease dated November 5, 1993, by and between Barnett Bank of Central Florida and IAAC is incorporated by reference to Exhibit 10.15, of the Registrant's Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.

      (10.10) The Company's  Joint  Venture  Agreement  dated  September 30,
              1998, by and between the Company and Lakeside Investments, LLC, a limited liability company organized under the laws of Delaware, is incorporated by reference to Exhibit 10.10 of Form 10-KSB, for the fiscal year ended September 30, 1998, as filed with the SEC on December 24, 1998.

      (10.11) The  Company's   Limited  Liability  Company  Agreement  dated
              September 30, 1998, by and between the Company and Lakeside Investments, LLC,. for International Assets New York, LLC, a limited liability company organized under the laws of Delaware, is incorporated by reference to Exhibit 10.11 of Form 10-KSB, for the fiscal year ended September 30, 1998, as filed with the SEC on December 24, 1998.

      (10.12) The Company's Employment  Agreement,  entered into as of March
              24, 1999, between the Company and Diego J. Veitia, is incorporated by reference to Exhibit 10.12 of Form 10-QSB, for the quarterly period ending June 30, 1999, as filed with the SEC on August 12, 1999.

      (10.13) The Company's Employment  Agreement,  entered into as of March
              24, 1999, between the Company and Jerome F. Miceli, is incorporated by reference to Exhibit 10.13 of Form 10-QSB, for the quarterly period ending June 30, 1999, as filed with the SEC on August 12, 1999.

       (11)* The Statement of Computation of per share earnings is attached hereto as Exhibit 11.

       (21)*  List of Subsidiaries of the Company.

       (99) The Articles of Incorporation, and amendments thereto, and the By-laws of IAAC are incorporated by reference to Exhibits 99.1,
              99.2 and 99.3 of the Registrant's Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.
    ---------------
    *Filed herewith

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

                                             INTERNATIONAL ASSETS HOLDING
                                             CORPORATION

    Dated: December 23, 1999                 By: /s/ Diego J. Veitia
                                                 -------------------
                                                 Diego J. Veitia, President
                                                 and Chief Executive Officer


    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


    Signature                        Title                          Date


    /s/ Diego J. Veitia  President, Chief Executive Officer   December 23, 1999
        ---------------     and Chairman of the Board
        Diego J. Veitia

    /s/ Stephen A. Saker   Vice President, Secretary,         December 23, 1999
    --------------------         and Director
        Stephen A. Saker


    /s/ Jerome F. Miceli            Director                  December 23, 1999
    --------------------
        Jerome F. Miceli


    /s/ Robert A. Miller            Director                  December 23, 1999
    --------------------
        Robert A. Miller


    /s/ Jeffrey L. Rush             Director                  December 23, 1999
    -------------------
        Jeffrey L. Rush


    /s/ Jonathan C. Hinz   Chief Financial Officer and        December 23, 1999
    --------------------           Treasurer
        Jonathan C. Hinz