Form 10QSB
period 1999-12-31
INTERNATIONAL ASSETS HOLDING CORP
filed 2000-02-11
CIK 913760

U.S. Securities and Exchange Commission

                              Washington D.C. 20549

                                   Form 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

                                  EXCHANGE ACT

                        Commission File Number 33-70334-A

                    INTERNATIONAL ASSETS HOLDING CORPORATION
                    ----------------------------------------
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

The number of shares outstanding of Common Stock was 1,981,978 as of February 8, 2000.

Transitional small business disclosure format   Yes [ ]   No [X]

                                      INDEX

                                                                        Page No.
                                                                        -------
Part I.    FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of December 31,
            1999 and September 30, 1999                                       3

            Condensed Consolidated Statements of Operations for the
            Three Months ended December 31, 1999 and 1998                     5

            Condensed Consolidated Statements of Cash Flows for the
            Three Months ended December 31, 1999 and 1998                     6

            Notes to Condensed Consolidated Financial Statements              8

   Item 2. Management's Discussion and Analysis or Plan of Operation         13


Part II.   OTHER INFORMATION

   Item 1. Legal Proceedings                                                 20

   Item 6. Exhibits and Reports on Form 8-K                                  20

           Signatures                                                        20

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                   (Unaudited)

                                          December 31,       September 30,
            Assets                           1999                1999
            ------                           ----                ----


Cash                                      $   577,319       $   380,070
Cash deposits with clearing broker          3,301,850         3,798,679
Foreign currency                              113,903            30,255
Receivable from clearing broker, net        1,250,639                 0
Other receivables                             128,488            42,694
Securities owned, at market value           4,408,243         3,585,566
Investment in Joint Venture                     5,753            15,639
Income taxes receivable                        20,547           115,081
Deferred income tax benefit                    73,954            84,033

Property and equipment, at cost:
     Leasehold improvements                    52,953            52,953
     Furniture and equipment                1,111,192         1,082,129
                                        --------------    --------------
                                            1,164,145         1,135,082
Less accumulated depreciation

and amortization                             (764,572)         (731,057)
                                        --------------    --------------
            Net property and equipment        399,573           404,025

Other assets, net of accumulated
amortization of $179,602 in December
1999 and $144,508 in September 1999           562,462           321,496





                                       ---------------    ---------------
            Total assets                $  10,842,731      $  8,777,538
                                     =================== ====================

     See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets




                                                                                    (Unaudited)
                                                                                    December 31,         September 30,

            Liabilities and Stockholders' Equity                                        1999                  1999
            ------------------------------------                                        ----                  ----


Liabilities:

     Foreign currency sold, but not yet purchased                                   $       176         $    36,482
     Securities sold, but not yet purchased, at market value                          2,674,982             990,482
     Payable to clearing broker, net                                                          0             230,443
     Accounts payable                                                                   164,876             154,950
     Accrued employee compensation and benefits                                         595,674             744,076
     Accrued expenses                                                                   206,338             260,565
     Payable to joint venture                                                               762               9,384
     Deferred income taxes                                                              137,602              91,807
     Other liabilities                                                                  120,758             120,343
                                                                                   --------------      -------------

            Total liabilities

                                                                                      3,901,168           2,638,532
                                                                                   --------------      -------------

Stockholders' equity:

     Preferred stock, $.01 par value.  Authorized 1,000,000
       shares; issued and outstanding -0- shares                                              0                   0
     Common stock, $.01 par value.  Authorized 3,000,000
       shares; issued and outstanding 1,829,478 shares in December                       18,295              17,254
       1999 and 1,725,428 shares in September 1999
     Additional paid-in capital                                                       4,987,558           4,588,928
     Retained earnings                                                                1,935,710           1,532,824
                                                                                   --------------      -------------

            Total stockholders' equity                                                6,941,563           6,139,006


                                                                                   --------------    ----------------
            Total liabilities and stockholders' equity                            $  10,842,731        $  8,777,538
                                                                                   ==============    ================

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

              For the Three Months Ended December 31, 1999 and 1998

                                   (Unaudited)



                                                                         1999               1998
                                                                         ----               ----
Revenues:
     Commissions                                                   $  1,699,156          1,488,626
     Net dealer inventory and investment gains                        1,701,923            914,533
     Management and investment advisory fees                             43,190             23,976
     Account maintenance fees                                                 0             28,034
     Interest and dividends                                              68,858             56,153
     Loss from joint venture                                             (9,886)            (1,570)
     Other                                                                7,037             10,065
                                                                  ----------------   -----------------

            Total revenues                                            3,510,278          2,519,817
                                                                  ----------------   -----------------

Expenses:
     Commissions and clearing fees                                    1,090,543            991,334
     Employees compensation and benefits                                960,121            653,378
     Communications                                                      93,053             62,273
     Promotion                                                          268,828            156,883
     Occupancy and equipment rental                                     127,854            104,559
     Interest                                                               534                201
     Professional fees                                                   75,457             25,561
     Insurance                                                           38,503             46,737
     Depreciation and amortization                                       68,609             44,128
     Other operating expenses                                           118,190             98,526
                                                                  ----------------   ----------------

            Total expenses                                            2,841,692          2,183,580
                                                                  ----------------   ----------------

Income before income taxes                                              668,586            336,237

Income tax expense                                                      265,700            135,578
                                                                  ------------------ -----------------

Net income                                                        $     402,886            200,659
                                                                  ================== =================

Earnings per share:
            Basic                                                 $        0.23               0.12
            Diluted                                               $        0.19               0.12

Weighted average number of common shares outstanding:

            Basic                                                     1,751,810          1,624,241
            Diluted                                                   2,095,837          1,630,939

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

              For the Three Months Ended December 31, 1999 and 1998

                                   (Unaudited)



                                                                                   1999               1998
                                                                                   ----               ----
Cash flows from operating activities:

     Net income                                                               $   402,886            200,659
     Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
          Depreciation and amortization                                            68,609             44,128
          Deferred income taxes                                                    55,874             32,742
          Loss from joint venture                                                   9,886              1,570
          Tax benefit from disqualifying dispositions of ISO's                    115,292                  0
          Cash provided by (used for) changes in:
            Receivable from clearing broker, net                               (1,250,639)           791,753
            Other receivable                                                      (85,794)           (42,520)
            Securities owned, at market value                                    (822,677)          (811,335)
            Receivable from joint venture                                               0             (5,168)
            Income tax receivable                                                  94,534             67,398
            Other assets                                                         (126,840)           (86,892)
            Foreign currency sold, but not yet purchased                          (36,306)               605
            Securities sold, but not yet purchased, at market value             1,684,500            221,770
            Payable to clearing broker, net                                      (230,443)            56,519
            Accounts payable                                                        9,926              4,125
            Accrued employee compensation and benefits                           (148,402)            67,703
            Accrued expenses                                                      (54,227)          (107,409)
            Payable to joint venture                                               (8,622)                 0
            Income taxes payable                                                        0             35,438
            Other liabilities                                                         417             (1,205)
                                                                              ------------------ -----------------

            Net cash provided by (used for) operating activities                 (322,026)           469,881
                                                                              ------------------ -----------------

Cash flows from investing activities:

     Investment in joint venture                                                        0            (20,000)
     Acquisition of property, equipment and other assets                         (178,283)            (9,112)
                                                                              ------------------ -----------------

            Net cash used for investing activities                               (178,283)           (29,112)
                                                                              ------------------ -----------------

                                                                                                       (continued)

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

              For the Three Months Ended December 31, 1999 and 1998

                                   (Unaudited)


                                                                                    1999               1998
                                                                                    ----               ----



Cash flows from financing activities:

     Proceeds from exercise of stock options                                      284,377                 0
     Acquisition of common shares related to terminated
            ESOP and RSP participants                                                   0           (12,896)
                                                                             ------------------ -----------------

            Net cash provided by (used for) financing activities                  284,377           (12,896)
                                                                             ------------------ -----------------

            Net increase (decrease) in cash and cash equivalents                 (215,932)          427,873

Cash and cash equivalents at beginning of period                                4,209,004         3,046,075
                                                                             ------------------ -----------------

Cash and cash equivalents at end of period                                    $ 3,993,072         3,473,948
                                                                             ================== =================


Supplemental disclosure of cash flow information:

     Cash paid for interest                                                   $       534               201
                                                                             ================== =================

                                                                              $
     Income taxes paid                                                                  -             1,100
                                                                             ================== =================

Supplemental disclosure of noncash financing activities:
   On March 26,1999, the Company issued 148,199 shares of common stock in conjunction with a ten percent stock dividend.

See accompanying notes to condensed consolidated financil statements.

       INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                           December 31, 1999 and 1998

(1)    Basis of Presentation

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of Management, such financial statements reflect all adjustments (consisting of normal recurring items) necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ending September 30, 1999, filed on Form 10-KSB (SEC File Number 33-70334-A).

     As used in this Form 10-QSB, the term "Company" refers, unless the context requires otherwise, to International Assets Holding Corporation and its six wholly owned subsidiaries; International Assets Advisory Corp. ("IAAC"), Global Assets Advisors, Inc. ("GAA"), International Financial Products, Inc. ("IFP"),INTLTRADER.COM, INC. ("ITCI"), International Asset Management Corp. ("IAMC") and OffshoreTrader.com Ltd. ("OTCL"). All significant intercompany balances and transactions have been eliminated in consolidation. The Company also has a 50% interest in International Assets New York, LLC ("IANY") a joint venture.

(2)    Reclassifications

       Certain prior year amounts have been reclassified to conform to fiscal 2000 presentation. These changes had no impact on previously reported results of operations or stockholders' equity.

(3)    Stock Dividend

       On February 12, 1999 the Company's Board of Directors declared a 10% stock dividend for shareholders of record on March 5, 1999 and payable on March 26, 1999. The 10% stock dividend increased the Company's issued and outstanding common shares by 148,199 shares.

       Earnings per common share, weighted average shares outstanding, and all stock option activity have been restated to reflect the 10% stock dividend.

       INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(4)    Basic and Diluted Earnings Per Share

       Basic earnings per share for the three months ended December 31, 1999 and 1998 have been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share for the three months ended December 31, 1999 and 1998 have been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding.

       Options to purchase 37,000 and 602,250 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended December 31, 1999 and 1998, respectively, because their exercise prices exceeded the average market price of common shares for the period.

(5)    Securities Owned and Securities Sold, But Not Yet Purchased

       Securities owned and Securities sold, but not yet purchased at December 31, 1999 and September 30, 1999 consist of trading and investment securities at quoted market values as follows:



                                                                                 Sold, but not
                                                                    Owned        yet purchased

       December 31, 1999:

         Obligations of U.S. Government                       $    234,534                -
         Common stock and American Depository Receipts           3,289,097          2,657,651
         Corporate and municipal bonds                             364,899                -
         Foreign government obligations                            261,223             17,331
         Unit investment trusts, mutual funds and other
               investments                                         258,490                -
                                                                -----------         ----------
         Total                                                 $ 4,408,243           2,674,982
                                                                 =========           =========

       September 30, 1999:

         Obligations of U.S. Government                       $    241,396                -
         Common stock and American Depository Receipts           2,573,717             945,053
         Corporate and municipal bonds                             209,340                 -
         Foreign government obligations                            257,083                 -
         Unit investment trusts, mutual funds and other
               investments                                         304,030             45,429
                                                                 ---------             -------
         Total                                                 $ 3,585,566             990,482
                                                                 =========             =======

       INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(6)    Investment in Joint Venture

       In October 1998, the Company made an initial $20,000 capital contribution to International Assets New York, LLC (IANY), a 50/50 joint venture with Lakeside Investments, LLC, an unrelated party. In February 1999, the Company made an additional $30,000 capital contribution to this joint venture. The Company has recorded this investment under the equity method of accounting. For the three months ended December 31, 1999 the Company has recorded a loss of $9,886 for 50% of the joint venture's loss for the three month period. As of December 31, 1999 the Company has a payable to the joint venture of $762 related to joint venture cash outlays which were made on behalf of the Company.

(7)    Leases

       The Company occupies leased office space of approximately 13,815 square feet at 250 Park Avenue South, Winter Park, Florida. The expiration date of the office lease is May 31, 2001. The lease includes an option to renew for an additional three years at a rental rate determined by the landlord.

       The Company is obligated under various noncancelable operating leases for the rental of its office facilities and certain office equipment. Rent expense associated with operating leases amounted to $91,449 and $80,253 for the three months ended December 31, 1999, and 1998, respectively. The future minimum lease payments under noncancelable operating leases as of December 31, 1999 are as follows:

               Fiscal Year (12 month period) Ending September 30,
               --------------------------------------------------
               2000                                       383,600
               2001                                       289,700
               2002                                        81,700
               2003                                        50,500
               2004                                         3,300

         Total future minimum lease payments            $ 808,800
                                                          =======

       The Company and Lakeside Investments, LLC, each executed a 100% guaranty for the joint venture office lease for IANY. Concurrently, the Company and Lakeside Investments, LLC executed indemnification agreements expressly agreeing to indemnify each other related to this lease guarantee in accordance with each parties proportionate ownership (50/50). This office lease is for a 38 month term from January 1, 1999 through February 28, 2002. The remaining base rental commitment for IANY is $81,316 (Fiscal year ending: September 30, 2000, $33,648; September 30, 2001, $33,648 and September 30, 2002, $14,020).

       INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(8)    Stock Repurchase Program

       The Board of Directors has authorized the Company to continue its repurchase of up to $500,000 in shares of the Company's common stock in the open market through the year ended September 30, 2000. The stock purchases may be made in the open market from time to time as market conditions permit. The Company is required to comply with Rule 10b-18 and Regulation M of the Securities and Exchange Commission which regulate the specific terms in which shares may be repurchased. Since the inception of the repurchase program on March 13, 1996 the Company has repurchased and retired a total of 39,193 shares (as adjusted for the 10% stock dividends) in the open market at a total cost of $129,233. During the three months ended December 31, 1999 the Company did not repurchase any Company shares through open market repurchases.

       In addition to the Company's common stock repurchases in the open market, the Company has repurchased and retired an additional 104,580 shares (as adjusted for the 10% stock dividends) from terminated participants of the Company's 401(k) Profit Sharing Plan and Retirement Savings Plan for a total cost of $256,893. In total the Company has repurchased 143,773 shares (as adjusted for the 10% stock dividends) for a total cost of $386,126 since March 13, 1996.

(9)    Commitments and Contingent Liabilities

       The Company is party to certain litigation as of December 31, 1999 which relates primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these items will not have a material adverse effect on the Company's consolidated financial statements.

(10)   Stock Option Plan

       According to the terms of the Company's stock option plan the 10% stock dividend, declared by the Company's Board of Directors in February 1999, resulted in a corresponding 10% adjustment for all stock options issued prior to March 5, 1999. Previously issued option shares have been proportionally increased by 10% and the corresponding option exercise price has also been reduced by 10%. The total options authorized under this plan is also proportionally increased from 700,000 options to 770,000 options as a result of this stock dividend.

       On December 9, 1999 incentive stock options totaling 27,000 shares, with an exercise price of $7.8125 per share were granted. The 27,000 options granted on December 9, 1999 have a 10 year term and vest at 20% per year beginning three years from the date of grant.

          INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

   Incentive Stock Options exercised during the quarter ended December 31, 1999:



       Options           Date                       Cash              Exercise    Original
       Exercised         Exercised                  Proceeds          Price       Grant Date
       ---------         ---------                  --------          -----       ----------
          33,000         November 8, 1999           $  45,012         $1.364      November 2, 1998
           4,400         December 9, 1999           $   6,002         $1.364      November 2, 1998
           5,600         December 9, 1999           $  11,569         $2.066      December 28, 1995
          15,400         December 9, 1999           $  31,816         $2.066      December 28, 1995
           1,650         December 13, 1999          $   4,518         $2.738      December 11, 1996
           4,000         December 29, 1999          $  16,860         $4.215      January 23, 1993
           4,000         December 30, 1999          $  16,860         $4.215      January 23, 1993
          36,000         December 31, 1999          $ 151,740         $4.215      January 23, 1993
          ------                                      -------
         104,050                                    $ 284,377
         =======

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

(12)   Related Party Transactions

       During November 1999 the Board of Directors of the Company approved a consulting agreement with the former President of the Company, who continues to serves on the Board of Directors of the Company, for a 6 month duration from December 15, 1999 through June 15, 2000, for a fee of $6,000 per month.

(13)   Subsequent Events

       On January 4, 2000 the Company made a loan to the CEO of the Company including the execution and receipt of a $250,000 promissory note due January 3, 2001. The promissory note includes interest of 6% per annum. The loan to officer was previously approved the Company's Board of Directors.

       On January 4, 2000 the Company's CEO executed two partially vested incentive stock options totaling 129,800 option shares. Also, on January 4, 2000 the Company received proceeds totaling $269,526 for the exercise of these two options.

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

    The Company's assets increased from $8,777,538 at September 30, 1999, to $10,842,731 at December 31, 1999, or an increase of $2,065,193. The
    Company's liabilities increased from $2,638,532 at September 30, 1999, to $3,901,168 at December 31, 1999, or an increase of $1,262,636. The increase in the net assets (assets less liabilities) of $802,557 resulted from net income of $402,886, cash proceeds of $284,377 from the exercise of stock options and $115,292 income tax benefit from disqualifying dispositions of incentive stock options recorded during the three month period ended December 31, 1999.

    The Company's condensed consolidated balance sheet at December 31, 1999, reflects a net receivable from clearing broker, for trades which had not yet settled for cash, due to the proceeds of securities sold exceeding the costs from the purchase of securities.

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

    Three Months Ended December 31, 1999, as Compared to the Three Months Ended December 31, 1998

    The Company's revenues are derived primarily from commissions earned on the sale of securities and net dealer inventory and investment gains (trading income) in securities purchased or sold for the Company's account. For the three months ended December 31, 1999 and 1998, 48% and 59%, respectively, of the Company's revenues were derived from commissions earned on the sale of securities, with 48% and 36%, respectively, of revenues coming from net dealer inventory and investment gains. Total revenues increased by $990,461, or 39% to $3,510,278 for the three months ended December 31, 1999 from $2,519,817 for the same period in 1998. This increase was primarily attributable to a $787,390 increase in net dealer inventory and investment gains as well as a $210,530 increase in commission revenues.

    Commission revenue increased by $210,530, or 14% to $1,699,156 for the three months ended December 31, 1999 from $1,488,626 for the same period in 1998. Revenues from commissions are affected by both retail trading volume and the dollar amount of retail trades. Based on the number of retail trades processed, 1999 volume increased by 26% from 1998 levels. Partially offsetting this 26% increase in volume is an 8% decrease in the dollar average of retail trades for 1999 as compared with 1998. The average number of account executives decreased from an average of 31 for the three months ended December 31, 1998 to an average of 30 for the three months ended December 31, 1999, or a decrease of 3%.

    Net dealer inventory and investment gains increased by $787,390, or 86% to $1,701,923 for the three months ended December 31, 1999 as compared to $914,533 for the same period in 1998. The increase in net dealer inventory and investment gains is primarily attributable to a $582,619 increase in wholesale trading income and a $156,125 increase in retail trading income in the three months ended December 31, 1999 as compared to the same three month period in 1998. The increase in wholesale trading is attributable to the ongoing development of new wholesale trading relationships by the Company as well as the maintenance of existing wholesale relationships. The Company's retail trading department primarily concentrates on global securities which it believes are likely to be traded by the Company's retail clients. By focusing on these types of securities, retail trading income is more directly related to commission income and order flow.

    Revenues from management and investment advisory fees increased by $19,214, or 80% to $43,190 for the three months ended December 31, 1999 from $23,976 for the same period in 1998. The increase is primarily due to an increase in the dollar amount of fixed fee and performance based money under management.

    Account maintenance fees decreased from $28,034 for the three months ended December 31, 1998 to $0 for the three months ended December 31, 1999. IAAC discontinued charging clients annual account maintenance fees as of August 1999. The decision to discontinue this annual fee was based on maintaining a competitive fee structure in light of other full service competitors as well as client feedback.

    Interest and dividend revenue increased by $12,705, or 23% to $68,858 for the three months ended December 31, 1999 from $56,153 in the same period in 1998. This increase is primarily attributable to a higher average dollar amount of interest bearing investments held by the Company for the three month period.

    Loss from joint venture increased by $8,316 to $9,886 for the three months ended December 31, 1999 from $1,570 in the same period in 1998 and is carried on the equity method. The loss from joint venture represents the Company's 50% share of the operating loss from the activity of International Assets New York, LLC, a 50/50 joint venture with Lakeside Investments, LLC of New York which began its operations in December 1998.

    The major expenses incurred by the Company relate to direct costs of its securities operations such as commissions and clearing fees (which includes commissions paid to account executives), employees compensation and benefits, communications and promotion expense. Total expenses increased by $658,112, or 30% to $2,841,692 for the three months ended December 31, 1999 from $2,183,580 in the same period ended December 31, 1998. The 30% increase in total expenses is partially a result of the 39% increase in total revenues. The increase in total expenses is attributable to increases in commissions and clearing fees, employees compensation and benefits, communications, promotions, professional fees, depreciation and amortization and other operating expenses.

    Commissions and clearing fees increased by $99,209, or 10% to $1,090,543 for the three months ended December 31, 1999 from $991,334 in the same period in 1998. The increase in commission expense is directly related to the 14% increase in commission revenue and the related 26% increase in the number of retail trades processed for the three month period.

    Employees compensation and benefits expense increased by $306,743, or 47% to $960,121 for the three months ended December 31, 1999 from $653,378 for the same period in 1998. The increase in employees compensation and benefits expense is due to the creation of additional staff positions related to ITCI's start-up as well as IAAC's staffing needs, increases in performance based bonus expense and an increase in the accrual for retirement plan profit sharing expense. The increase in performance based bonus and retirement plan profit sharing expense is primarily based on the $668,586 income before income taxes incurred for the three month period ended December 31, 1999 as compared to the $336,237 income before income taxes for the same three month period ended December 31, 1998.

    Communications expense increased by $30,780, or 49% to $93,053 for the three months ended December 31, 1999 from $62,273 for the same period in 1998. This increase is due to higher telephone, printing and postage expense related to the corresponding increases in operating activities related to increased revenues and increases in additional staff positions for the three months ended December 31, 1999 as compared to the same period in 1998.

    Promotion expense increased by $111,945, or 71% to $268,828 for the three months ended December 31, 1999 from $156,883 for the same period in 1998. This increase was primarily due to the promotional and related start-up activities of ITCI.

    Occupancy and equipment rental expense increased by $23,295, or 22% to $127,854 for the three months ended December 31, 1999 from $104,559 in the same period in 1998. This increase was due to a one time period specific service rental expense.

    Professional fees increased by $49,896 to $75,457 for the three months ended December 31, 1999 from $25,561 in the same period in 1998. This increase is primarily due to legal fees incurred during the three month period ended December 31, 1999 related to ongoing routine matters.

    Depreciation and amortization expense increased by $24,481, or 55% to $68,609 for the three months ended December 31, 1999 from $44,128 in the same period in 1998. This increase for the three months ended December 31, 1999 is primarily due to amortization expense related to the capitalized system development costs for ITCI. Other operating expenses increased by $19,664, or 20% to $118,190 for the three months ended December 31, 1999 from $98,526 in the same period in 1998.

    As a result of the above, the Company is reporting net income of $402,886 for the three months ended December 31, 1999 as compared to $200,659 for the three months ended December 31, 1998.

    The Company's effective income tax rate was approximately 40% for both of the three month periods ended December 31, 1999 and 1998.

    Liquidity and Capital Resources

    Substantial portions of the Company's assets are liquid. At December 31, 1999, approximately 88% of the Company's assets consisted of cash, cash equivalents and marketable securities. All assets are financed by the Company's equity capital, short-term borrowings from securities lending transactions and other payables.

    IAAC, a wholly owned registered securities broker/dealer subsidiary, is subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At December 31, 1999, IAAC had net capital of approximately $2,139,000, which was approximately $1,615,000 in excess of its minimum net capital requirement at that date.

    ITCI, a wholly owned registered securities broker subsidiary, is also subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. ITCI commenced operations on January 25, 2000. At December 31, 1999, ITCI had net capital of approximately $265,000, which was approximately $215,000 in excess of its minimum net capital requirement at that date.

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

    Accordingly  it is  necessary  for the  Company,  to the  extent  reasonably practicable, to identify the internal computer systems and software which are likely to have a critical impact on its operations, make an assessment of its Year 2000 readiness and modify or replace information and embedded technology as needed. Some of these critical internal data processing systems include the Company's internal Novel network, sales contact management software, general ledger accounting software, trading income calculation software and retail commission tracking programs. Assessment of these internal programs was primarily completed and final remediation also primarily completed as of August 1999. In addition, the Company had primarily completed a Year 2000 readiness assessment for the Company's material third parties, also as of August 1999.

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

    The Year 2000 remediation plan and process includes (1) identification, modification and testing of non-compliant Year 2000 code; (2) identification, inventory, assessment and, if necessary, modification of internal ad hoc systems or applications that may be material to the Company's operations; (3) with the exception of counterparties and customers, documentation of the assessment of the readiness of the Company's material third parties; and (4) a timetable for completion of all year 2000 plan implementation steps for amendment to the plan as required. Total incurred costs related to the Year 2000 are expected to be essentially on target with the original estimated budget of $193,000. During the year ended September 30, 1999 and 1998 the Company incurred approximately $95,000 and $76,000, respectively, of costs related to the Year 2000 problem. The Company had originally budgeted a total of $193,000 for Year 2000 related costs for the 20 month period from June 1998 through January 2000. These Year 2000 costs include both capital expenditures and period expenses. This Year 2000 budget will be funded from the working capital of the Company. Provided there is an absence of unanticipated critical events, the Company does not expect Year 2000 costs to have a material effect on its operating results, financial condition or cash flows.

    As directed by the NASD, IAAC participated in a daily Internet based questionnaire reporting to the NASD during the period December 30, 1999 through January 5, 2000. This daily reporting required IAAC to assess all material operational core business functions as related to the Year 2000 problem. No discrepancy filings were necessary throughout this filing period.

    Based on the information available at the time of this filing, the Company has not experienced any significant Year 2000 related issues that would have an adverse effect on the Company's business operations and financial condition. There can be no assurance, however, that all potential Year 2000 related issues have been discovered.

                           PART II - OTHER INFORMATION

    ITEM 1.       LEGAL PROCEEDINGS

    The Company is party to certain arbitration and/or litigation matters as of December 31, 1999 which relate primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these additional items will not have a material adverse effect on the Company's consolidated financial statements.

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

    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

          a). Exhibits
                  (11) The  Statement  of  Computation  of Earnings Per Share is
                       attached hereto as Exhibit 11.

                  (27) Broker-Dealers   and  Broker  Dealer  Holding   Companies
                       Financial Data Schedule BD is attached hereto as Exhibit 27.

          b). Form 8-K
                      No reports were filed on Form 8-K during the three months ended December 31, 1999.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           INTERNATIONAL ASSETS HOLDING CORPORATION

Date 02/11/2000            /s/ Diego J. Veitia
                           -------------------
                           Diego J. Veitia

                           President and Chief Executive Officer

Date 02/11/2000            /s/ Jonathan C. Hinz
                           --------------------
                           Jonathan C. Hinz

                           Chief Financial Officer and Treasurer

                                                                   EXHIBIT 11

                    INTERNATIONAL ASSETS HOLDING CORPORATION
                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

              For the Three Months Ended December 31, 1999 and 1998


                                                     1999                1998
                                                     ----                ----
Basic Earnings Per Share
Numerator:

  Net income                                      $ 402,886          $  200,659

Denominator:
  Weighted average number of common
     shares outstanding                            1,751,810          1,624,241

Basic earnings per share                          $     0.23         $     0.12


Diluted Earnings Per Share
Numerator:

  Net income                                        $ 402,886         $ 200,659

Denominator:
  Weighted average number of common
  shares outstanding                                1,751,810         1,624,241

  Weighted average number of net common shares that would be issued upon exercise of dilutive options assuming proceeds used to repurchase shares

  pursuant to the treasury stock method (1)           344,027             6,698

  Weighted average number of common shares
  and dilutive potential common shares
  outstanding                                       2,095,837         1,630,939

Diluted earnings per share                         $     0.19        $     0.12


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