Form 10QSB
period 2000-03-31
INTERNATIONAL ASSETS HOLDING CORP
filed 2000-05-12
CIK 913760

U.S. Securities and Exchange Commission

                              Washington D.C. 20549

                                   Form 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

The number of shares outstanding of Common Stock was 2,181,347 as of May 9, 2000.

Transitional small business disclosure format   Yes [ ]   No [X]

                                      INDEX

                                                                      Page No.
                                                                      -------
Part I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of
            March 31, 2000 and September 30, 1999                         3

            Condensed Consolidated Statements of Operations
            for the Six Months ended March 31, 2000 and 1999              5

            Condensed Consolidated Statements of Operations
            for the Three Months ended March 31, 2000 and 1999            6

            Condensed Consolidated Statements of Cash Flows
            for the Six Months ended March 31, 2000 and 1999              7

            Notes to Condensed Consolidated Financial Statements          9

   Item 2.  Management's Discussion and Analysis or Plan of Operation     14


Part II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                             21

   Item 4.  Submission of Matters to a Vote of Security Holders           22

   Item 6.  Exhibits and Reports on Form 8-K                              22

            Signatures                                                    23

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                               (Unaudited)

                                                March 31,      September 30,
            Assets                                2000             1999
            ------                                ----             ----


Cash                                          $   576,223      $   380,070
Cash deposits with clearing broker              5,080,752        3,798,679
Foreign currency                                   26,233           30,255
Receivable from clearing broker, net            1,301,657                0
Other receivables                                 445,700           42,694
Securities owned, at market value               3,586,362        3,585,566
Investment in Joint Venture                        19,851           15,639
Income taxes receivable                           228,862          115,081
Deferred income tax benefit                        41,777           84,033

Property and equipment, at cost:
     Leasehold improvements                        55,913           52,953
     Furniture and equipment                    1,151,381        1,082,129
                                            -------------    -------------

                                                1,207,294        1,135,082
Less accumulated depreciation and amortization   (803,993)        (731,057)
                                            -------------    -------------

            Net property and equipment            403,301          404,025

Other assets, net of accumulated amortization
of $266,274 in March 2000 and $144,508 in
September 1999                                    397,438          321,496





                                            --------------   --------------
            Total assets                    $  12,108,156    $   8,777,538
                                            ==============   ==============

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                  (Unaudited)
                                                    March 31,    September 30,
 Liabilities and Stockholders' Equity                 2000           1999
 ------------------------------------                 ----           ----


Liabilities:
  Foreign currency sold, but not yet purchased   $    11,986     $    36,482
  Securities sold, but not yet purchased, at
     market value                                  2,884,804         990,482
  Payable to clearing broker, net                          0         230,443
  Accounts payable                                   286,286         154,950
  Accrued employee compensation and benefits         832,509         744,076
  Accrued expenses                                   147,892         260,565
  Payable to joint venture                             8,642           9,384
  Deferred income taxes                              117,318          91,807
  Other liabilities                                  121,250         120,343
                                                --------------   -------------

     Total liabilities                             4,410,687       2,638,532
                                                --------------   -------------

Stockholders' equity:

     Preferred stock, $.01 par value.
        Authorized 1,000,000 shares; issued
        and outstanding -0- shares                         0               0
     Common stock, $.01 par value. Authorized
        3,000,000 shares; issued and outstanding
        2,181,347 shares in March 2000 and
        1,725,428 shares in September 1999           21,814           17,254
     Additional paid-in capital                   7,555,055        4,588,928
     Retained earnings                              120,600        1,532,824
                                                --------------   --------------

      Total stockholders' equity                  7,697,469        6,139,006



      Total liabilities and stockholders'    ---------------   ---------------
       equity                                 $  12,108,156    $   8,777,538
                                             ===============   ===============

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                  For the Six Months Ended March, 2000 and 1999

                                   (Unaudited)

                                                        2000          1999
                                                        ----          ----
Revenues:
     Commissions                                    $ 3,660,975     3,105,531
     Net dealer inventory and investment gains        3,104,097     1,788,759
     Management and investment advisory fees             77,196        44,396
     Account maintenance fees                                 0        62,175
     Interest and dividends                             143,714       108,747
     Loss from joint venture                            (25,788)      (17,543)
     Other                                              229,710        14,895
                                                   -------------  ------------
        Total revenues                                7,189,904     5,106,960
                                                   -------------  ------------

Expenses:
     Commissions and clearing fees                    2,433,557     2,041,873
     Employees compensation and benefits              1,889,514     1,386,978
     Communications                                     182,284       130,870
     Promotion                                          550,138       328,740
     Occupancy and equipment rental                     229,755       215,583
     Interest                                               961         1,096
     Professional fees                                  200,685       113,493
     Insurance                                           83,987        89,148
     Depreciation and amortization                      194,702        78,391
     Other operating expenses                           397,981       177,558
                                                   -------------   -----------

            Total expenses                            6,163,564      4,563,730
                                                  --------------   -----------

Income before income taxes                            1,026,340        543,230

Income tax expense                                      406,307        219,076
                                                  --------------   -----------
Net income                                        $     620,033        324,154
                                                  ==============   ===========

Earnings per share:
            Basic                                 $        0.30           0.18
            Diluted                               $        0.26           0.17

Weighted average number of common shares outstanding:

            Basic                                     2,059,493      1,788,383
            Diluted                                   2,384,175      1,912,333

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

               For the Three Months Ended March 31, 2000 and 1999

                                   (Unaudited)

                                                        2000           1999
                                                        ----           ----
Revenues:
     Commissions                                   $  1,961,819     1,616,905
     Net dealer inventory and investment gains        1,402,174       874,226
     Management and investment advisory fees             34,006        20,420
     Account maintenance fees                                 0        34,141
     Interest and dividends                              74,856        52,594
     Loss from joint venture                            (15,902)      (15,973)
     Other                                              222,673         4,830
                                                  --------------   -----------

            Total revenues                            3,679,626     2,587,143
                                                  --------------   -----------

Expenses:
     Commissions and clearing fees                    1,343,014     1,050,539
     Employees compensation and benefits                929,393       733,600
     Communications                                      89,231        68,597
     Promotion                                          281,310       171,857
     Occupancy and equipment rental                     101,901       111,024
     Interest                                               427           895
     Professional fees                                  125,228        87,932
     Insurance                                           45,484        42,411
     Depreciation and amortization                      126,093        34,263
     Other operating expenses                           279,791        79,032
                                                  --------------   -----------

            Total expenses                            3,321,872     2,380,150
                                                  --------------   -----------

Income before income taxes                              357,754       206,993

Income tax expense                                      140,607        83,498
                                                  --------------   -----------

Net income                                        $     217,147       123,495
                                                  ==============   ===========

Earnings per share:
            Basic                                 $        0.10    $     0.07
            Diluted                               $        0.09    $     0.06

Weighted average number of common shares outstanding:

            Basic                                     2,171,311     1,790,047
            Diluted                                   2,411,325     2,071,145

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                For the Six Months Ended March 31, 2000 and 1999

                                   (Unaudited)            2000         1999
                                                          ----         ----
Cash flows from operating activities:
 Net income                                            $ 620,033     324,154
 Adjustments to reconcile net income to net cash
 provided by (used for) operating activities:
  Depreciation and amortization                          194,702      78,391
  Deferred income taxes                                   67,767      35,918
  Non-cash compensation                                        0      30,270
  Loss from joint venture                                 25,788      17,543
  Tax benefit from disqualifying dispositions of ISO's   320,121           0
  Cash provided by (used for) changes in:
    Receivable from clearing broker, net              (1,301,657)    (16,295)
    Other receivables                                   (403,006)      3,551
    Securities owned, at market value                       (796)   (684,661)
    Income tax receivable                               (113,781)     67,398
    Other assets                                         (21,541)    (76,984)
    Foreign currency sold, but not yet purchased         (24,496)     23,201
    Securities sold, but not yet purchased, at
          market value                                 1,894,322     580,444
    Payable to clearing broker, net                     (230,443)          0
    Accounts payable                                     131,336     (19,935)
    Accrued employee compensation and benefits            88,433     251,223
    Accrued expenses                                    (112,673)   (117,940)
    Payable to joint venture                                (742)      6,132
    Income taxes payable                                       0      27,460
    Other liabilities                                        907         531
                                                      ------------ -----------

    Net cash provided by operating activities          1,134,274     530,401
                                                      ------------ -----------

Cash flows from investing activities:

    Investment in joint venture                          (30,000)    (50,000)
    Acquisition of property, equipment and other assets (248,379)    (32,512)
                                                      ------------ -----------

    Net cash used for investing activities              (278,379)    (82,512)
                                                      ------------ -----------
                                                            (continued)

See accompanying notes to condensed consolidated financial statements.




            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows, Continued

                For the Six Months Ended March 31, 2000 and 1999

                                   (Unaudited)
                                                          2000         1999
                                                          ----         ----

Cash flows from financing activities:

 Proceeds from exercise of stock options                618,309          0
 Acquisition of common shares related to terminated
   ESOP and RSP participants                                0       (12,896)
                                                      ----------  -----------
   Net cash provided by (used for) financing
        activities                                      618,309     (12,896)
                                                      ----------  -----------
   Net increase in cash and cash equivalents          1,474,204     434,993

Cash and cash equivalents at beginning of period      4,209,004   3,046,075
                                                      ----------  -----------
Cash and cash equivalents at end of period           $5,683,208   3,481,068
                                                      ==========  ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest                            $      961       1,096
                                                      ========== ============

     Income taxes paid                               $  132,200      88,300
                                                      ========== ============

Supplemental disclosure of noncash financing activities:
   On March 24, 2000 the Company issued 198,269 shares of common stock in conjunction with a ten percent stock dividend.
   On March 26,1999 the Company issued 148,199 shares of common stock in conjunction with a ten percent stock dividend.


See accompanying notes to condensed consolidated financial statements.

       INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                             March 31, 2000 and 1999

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

       As used in this Form 10-QSB, the term "Company" refers, unless the context requires otherwise, to International Assets Holding Corporation and its six wholly owned subsidiaries; International Assets Advisory Corp. ("IAAC"), Global Assets Advisors, Inc. ("GAA"), International Financial Products, Inc. ("IFP"), INTLTRADER.COM, INC. ("ITCI"), International Asset Management Corp. ("IAMC") and OffshoreTrader.com Ltd. ("OTCL"). All significant intercompany balances and transactions have been eliminated in consolidation. The Company also has a 50% interest in International Assets New York, LLC ("IANY") a joint venture.

(2)    Reclassifications

       Certain prior year amounts have been reclassified to conform to fiscal 2000 presentation. These changes had no impact on previously reported results of operations or stockholders' equity.

(3)    Stock Dividend

       On February 25, 2000 the Company's Board of Directors declared a 10% stock dividend for shareholders of record on March 10, 2000 and payable on March 24, 2000. The 10% stock dividend increased the Company's issued and outstanding common shares by 198,269 shares.

       Earnings per common share, weighted average shares outstanding, and all stock option activity have been restated to reflect the stock dividend.

       INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(4)    Basic and Diluted Earnings Per Share

       Basic earnings per share for the six months and the three months ended March 31, 2000 and 1999 have been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share for the six months and the three months ended March 31, 2000 and 1999 have been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding.

       Options to purchase 48,050 and 251,790 shares of common stock were excluded from the calculation of diluted earnings per share for the six months ended March 31, 2000 and 1999, respectively, because their exercise prices exceeded the average market price of common shares for the period. Options to purchase 48,050 and 173,855 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2000 and 1999, respectively, because their exercise prices exceeded the average market price of common shares for the period

(5)    Securities Owned and Securities Sold, But Not Yet Purchased

       Securities owned and Securities sold, but not yet purchased at March 31, 2000 and September 30, 1999 consist of trading and investment securities at quoted market values as follows:


                                                                 Sold, but not
                                                       Owned     yet purchased
                                                    ----------   -------------
    March 31, 2000:

      Obligations of U.S. Government                 $ 233,750              -
      Common stock and American Depository Receipts  2,793,435      2,866,963
      Corporate and municipal bonds                    218,058          7,541
      Foreign government obligations                   110,347         10,300
      Unit investment trusts, mutual funds and other
            investments                                230,772              -
                                                    -----------  ------------
         Total                                      $3,586,362      2,884,804
                                                    ===========  ============

       September 30, 1999:

         Obligations of U.S. Government             $  241,396             -
         Common stock and American Depository
                Receipts                             2,573,717       945,053
         Corporate and municipal bonds                 209,340             -
         Foreign government obligations                257,083             -
         Unit investment trusts, mutual funds and
                other investments                      304,030        45,429
                                                    -----------  ------------
         Total                                      $3,585,566       990,482
                                                    ===========  ============

       INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(6)    Investment in Joint Venture

       In October 1998, the Company made an initial $20,000 capital contribution to International Assets New York, LLC (IANY), a 50/50 joint venture with Lakeside Investments, LLC, an unrelated party. In February 1999, the Company made an additional $30,000 capital contribution to this joint venture. During January 2000 and February 2000 the Company made two additional capital contributions of $15,000 each to the joint venture. The Company has recorded this joint venture investment under the equity method of accounting. For the six months ended March 31, 2000 the Company has recorded a loss of $25,788 for 50% of the joint venture's loss for the six month period. As of March 31, 2000 the Company has a payable to the joint venture of $8,642 related to joint venture cash outlays which were made on behalf of the Company.

(7)    Leases

       The Company occupies leased office space of approximately 13,815 square feet at 250 Park Avenue South, Winter Park, Florida. The expiration date of the office lease is May 31, 2001. The lease includes an option to renew for an additional three years at a rental rate determined by the landlord.

       The Company is obligated under various noncancelable operating leases for the rental of its office facilities and certain office equipment. Rent expense associated with operating leases amounted to $189,543 and $163,602 for the six months ended March 31, 2000, and 1999, respectively. The future minimum lease payments under noncancelable operating leases as of March 31, 2000 are as follows:

               Fiscal Year (12 month period) Ending September 30,
               --------------------------------------------------
               2000                                       386,000
               2001                                       290,600
               2002                                        81,700
               2003                                        50,500
               2004                                         3,300
                                                        ---------
        Total future minimum lease payments             $ 812,100
                                                        =========

       The Company and Lakeside Investments, LLC, each executed a 100% guaranty for the joint venture office lease for IANY. Concurrently, the Company and Lakeside Investments, LLC executed indemnification agreements expressly agreeing to indemnify each other related to this lease guarantee in accordance with each parties proportionate ownership (50/50). This office lease is for a 38 month term from January 1, 1999 through February 28, 2002. The remaining base rental commitment for IANY is $84,120 (Fiscal year ending: September 30, 2000, $33,648; September 30, 2001, $33,648 and September 30, 2002, $16,824).

       INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(8)    Stock Repurchase Program

       The Board of Directors has authorized the Company to continue its repurchase of up to $500,000 in shares of the Company's common stock in the open market through the year ended September 30, 2000. The stock purchases may be made in the open market from time to time as market conditions permit. The Company is required to comply with Rule 10b-18 and Regulation M of the Securities and Exchange Commission which regulate the specific terms in which shares may be repurchased. Since the inception of the repurchase program on March 13, 1996 the Company has repurchased and retired a total of 43,112 shares (as adjusted for the 10% stock dividends) in the open market at a total cost of $129,233. During the six months ended March 31, 2000 the Company did not repurchase any Company shares through open market repurchases.

       In addition to the Company's common stock repurchases in the open market, the Company has repurchased and retired an additional 115,038 shares (as adjusted for the 10% stock dividends) from terminated participants of the Company's 401k Profit Sharing Plan ("401k Plan") and Retirement Savings Plan ("RSP") at a total cost of $256,893 since inception of the repurchase program. During the six months ended March 31, 2000 the Company did not repurchase any Company shares through the 401k Plan and RSP.

       In total the Company has repurchased 158,150 shares (as adjusted for the 10% stock dividends) for a total cost of $386,126 since the inception of the repurchase program on March 13, 1996.

(9)    Commitments and Contingent Liabilities

       The Company is party to certain litigation as of March 31, 2000, which relates primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these items will not have a material adverse effect on the Company's consolidated financial statements.

(10)   Stock Option Plan

       In accordance with the terms of the Company's stock option plan the Company's Board of Directors has authorized a 9% share and price adjustment for all current and outstanding stock options issued prior to March 10, 2000. This adjustment is related to the Company's 10% stock dividend declared on February 25, 2000 and paid on March 24, 2000.

       According to the terms of the Company's stock option plan, in the event of a capital adjustment resulting from a stock dividend, the Board of Directors shall make such adjustment, if any, as it may deem appropriate in the number and kind of shares authorized by the stock option plan, or in the number, option price and kind of shares covered by the options granted.

       INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

       Previously issued option shares have been proportionally increased by 9% and the corresponding option exercise price has also been reduced by 9%. The total options authorized under this plan are also proportionally increased from 770,000 options to 839,300 options as a result of this stock dividend.

       On January 28, 2000 one incentive stock option for 21,800 shares, with an exercise price of $11.697 per share was granted (as adjusted for the stock dividend declared on February 25, 2000). The 21,800 options granted on January 28, 2000 have a 10 year term and vest at 33.3% after years one and two and 33.4% after year three.

       On March 10, 2000 incentive stock options totaling 26,250 shares, with an exercise price of $11.625 per share were granted. The 26,250 options granted on March 10, 2000 have a 10 year term and vest at 20% per year beginning one year from the date of grant.

       Incentive Stock Options exercised during the quarter ended March 31, 2000 are as follows:



       Options           Date                       Cash              Exercise    Original
       Exercised         Exercised                  Proceeds          Price       Grant Date
       ---------         ---------                  --------          -----       ----------
          96,800         January 4, 2000            $220,026          $2.273      December 28, 1995
          33,000         January 4, 2000            $ 49,500          $1.500      November 2, 1998
           3,300         January 20, 2000           $  9,035          $2.738      December 11, 1996
          10,000         January 20, 2000           $ 20,660          $2.066      December 28, 1995
           4,400         January 20, 2000           $ 10,908          $2.479      December 21, 1995
           5,000         January 24, 2000           $ 21,075          $4.215      January 23, 1993
           1,100         March 7, 2000              $  2,727          $2.479      March 7, 1996
       ---------                                   -----------
         153,600                                    $333,931
       =========                                   ===========

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

       INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(12)   Related Party Transactions

       During November 1999 the Board of Directors of the Company approved a consulting agreement with the former President of the Company, who continues to serve on the Board of Directors of the Company, for a 6 month duration from December 15, 1999 through June 15, 2000, for a fee of $6,000 per month.

       On January 4, 2000 the Company made a loan to the CEO of the Company including the execution and receipt of a $250,000 promissory note due January 3, 2001. The promissory note includes interest of 6% per annum. The loan to officer was previously approved by the Company's Board of Directors. Concurrently, on January 4, 2000 the Company's CEO executed two partially vested incentive stock options totaling 129,800 option shares where the Company received proceeds totaling $269,526 for the exercise of these two options.

(13)   Subsequent Events

       At a Special Meeting of Stockholders held on April 3, 2000 shareholder approval was granted for a proposal to amend the Company's Certificate of Incorporation. The approved amendment increases the total number of authorized shares of common stock from 3,000,000 to 8,000,000 and increases the total number of authorized shares of preferred stock from 1,000,000 to 3,000,000. No other matters were presented at the Special Meeting.

       During April 2000 IANY, the Company's Joint Venture, executed an amendment for its leased office facilities. The Company and Lakeside Investments, LLC, each executed a 100% guaranty for the joint venture office lease for IANY. The amendment increases the square footage leased from approximately 1,402 square feet to 1,975 square feet. The amendment will extend the lease term for a 36 month period commencing on the effective date the enhanced space is available for occupancy. The effective date is expected to occur before June 30, 2000. Based on this lease amendment the remaining base rental commitment for IANY is $173,361 (Fiscal year ending: September 30, 2000, $37,580; September 30, 2001, $49,375; September 30, 2002, $49,375 and September 30, 2003, $37,031).

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

    The Company's assets increased from $8,777,538 at September 30, 1999, to $12,108,156 at March 31, 2000, or an increase of $3,330,618. The Company's liabilities increased from $2,638,532 at September 30, 1999, to $4,410,687 at March 31, 2000, or an increase of $1,772,155. The increase in the net assets (assets less liabilities) of $1,558,463 resulted from net income of $620,033, cash proceeds of $618,309 from the exercise of stock options and the benefit of $320,121 from the income tax deduction from disqualifying dispositions of incentive stock options recorded during the six month period ended March 31, 2000.

    The Company's condensed consolidated balance sheet at March 31, 2000, reflects a net receivable from clearing broker, for trades which had not yet settled for cash, due to the proceeds of securities sold exceeding the costs from the purchase of securities.

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

    Six Months Ended March 31, 2000, as Compared to the Six Months Ended March 31, 1999

    The Company's revenues are derived primarily from commissions earned on the sale of securities and net dealer inventory and investment gains (trading income) in securities purchased or sold for the Company's account. For the six months ended March 31, 2000 and 1999, 51% and 61%, respectively, of the Company's revenues were derived from commissions earned on the sale of securities, with 43% and 35%, respectively, of revenues coming from net dealer inventory and investment gains. Total revenues increased by
    $2,082,944,  or 41% to  $7,189,904  for the six months  ended March 31, 2000 from $5,106,960 for the same period in 1999. This increase was primarily attributable to a $1,315,338 increase in net dealer inventory and investment gains as well as a $555,444 increase in commission revenues.

    Commission revenue increased by $555,444, or 18% to $3,660,975 for the six months ended March 31, 2000 from $3,105,531 for the same period in 1999. Revenues from commissions are affected by both retail trading volume and the dollar amount of retail trades. Based on the number of retail trades processed, 2000 volume increased by 28% from 1999 levels. Partially offsetting this 28% increase in volume is a 7% decrease in the dollar average of retail trades for 2000 as compared with 1999. The average number of account executives decreased from an average of 30 for the six months ended March 31, 1999 to an average of 28 for the six months ended March 31, 2000, or a decrease of 7%.

    Net dealer inventory and investment gains increased by $1,315,338, or 74% to $3,104,097 for the six months ended March 31, 2000 as compared to $1,788,759 for the same period in 1999. The increase in net dealer inventory and investment gains is primarily attributable to a $1,033,041 increase in wholesale trading income and a $263,420 increase in retail trading income in the six months ended March 31, 2000 as compared to the same six month period in 1999. The increase in wholesale trading is attributable to the ongoing development of new wholesale trading relationships by the Company as well as the maintenance of existing wholesale relationships. The Company's retail trading department primarily concentrates on global securities which it believes are likely to be traded by the Company's retail clients. By focusing on these types of securities, retail trading income is more directly related to commission income and order flow.

    Revenues from management and investment advisory fees increased by $32,800, or 74% to $77,196 for the six months ended March 31, 2000 from $44,396 for the same period in 1999. The increase is primarily due to an increase in the dollar amount of fixed fee and performance based money under management.

    Account maintenance fees decreased from $62,175 for the six months ended March 31, 1999 to $0 for the six months ended March 31, 2000. IAAC discontinued charging clients annual account maintenance fees as of August 1999. The decision to discontinue this annual fee was based on maintaining a competitive fee structure in light of other full service competitors as well as client feedback.

    Interest and dividend revenue increased by $34,967, or 32% to $143,714 for the six months ended March 31, 2000 from $108,747 in the same period in 1999. This increase is primarily attributable to a higher average dollar amount of interest and dividend bearing assets held by the Company for the six month period.

    Loss from joint venture increased by $8,245 to $25,788 for the six months ended March 31, 2000 from $17,543 in the same period in 1999. The loss from joint venture represents the Company's 50% share of the operating loss from the activity of International Assets New York, LLC, a 50/50 joint venture with Lakeside Investments, LLC of New York which began its operations in December 1998.

    Other revenues increased by $214,815 to $229,710 for the six months ended March 31, 2000 from $14,895 in the same period in 1999. This increase is primarily attributable to the settlement of two arbitration matters.

    The major expenses incurred by the Company relate to direct costs of its securities operations such as commissions and clearing fees (which includes commissions paid to account executives), employees compensation and benefits, communications and promotion expense. Total expenses increased by $1,599,834, or 35% to $6,163,564 for the six months ended March 31, 2000 from $4,563,730 in the same period in 1999. The 35% increase in total expenses is related to the 41% increase in total revenues. The increase in total expenses is attributable to increases in commissions and clearing fees, employees compensation and benefits, communications, promotions, professional fees, depreciation and amortization and other operating expenses.

    Commissions and clearing fees increased by $391,684, or 19% to $2,433,557 for the six months ended March 31, 2000 from $2,041,873 in the same period in 1999. The increase in commission expense is directly related to the 18% increase in commission revenue and the related 28% increase in the number of retail trades processed for the six month period.

    Employees compensation and benefits expense increased by $502,536, or 36% to $1,889,514 for the six months ended March 31, 2000 from $1,386,978 for the same period in 1999. The increase in employees compensation and benefits expense is due to the creation of additional staff positions related to ITCI's start-up as well as IAAC's staffing needs, increases in performance based bonus expense and an increase in the accrual for retirement plan profit sharing expense. The increase in performance based bonus and retirement plan profit sharing expense is primarily based on the $1,026,340 income before income taxes incurred for the six month period ended March 31, 2000 as compared to the $543,230 income before income taxes for the same six month period ended March 31, 1999.

    Communications expense increased by $51,414, or 39% to $182,284 for the six months ended March 31, 2000 from $130,870 for the same period in 1999. This increase is due to higher telephone, printing and postage expense related to the corresponding increases in operating activities related to increased revenues and increases in additional staff positions for the six months ended March 31, 2000 as compared to the same period in 1999.

    Promotion expense increased by $221,398, or 67% to $550,138 for the six months ended March 31, 2000 from $328,740 for the same period in 1999. This increase was primarily due to the promotional activities of ITCI.

    Occupancy and equipment rental expense increased by $14,172, or 7% to $229,755 for the six months ended March 31, 2000 from $215,583 in the same period in 1999.

    Professional fees increased by $87,192 to $200,685 for the six months ended March 31, 2000 from $113,493 during the same period in 1999. This increase is primarily due to consulting fees incurred during the six month period ended March 31, 2000 related to corporate strategic planning.

    Depreciation and amortization expense increased by $116,311, or 148% to $194,702 for the six months ended March 31, 2000 from $78,391 in the same period in 1999. This increase for the six months ended March 31, 2000 is primarily due to amortization expense related to capitalized system development costs for ITCI that were incurred prior to January 25, 2000, the date ITCI became operational.

    Other operating expenses increased by $220,423, or 124% to $397,981 for the six months ended March 31, 2000 from $177,558 in the same period in 1999. The increase is primarily related to expensed technology enhancement costs incurred by ITCI after January 25, 2000, the date ITCI became operational.

    As a result of the above, the Company is reporting net income of $620,033 for the six months ended March 31, 2000 as compared to $324,154 for the six months ended March 31, 1999.

    The Company's effective income tax rate was approximately 40% for both of the six month periods ended March 31, 2000 and 1999.

    Three Months Ended March 31, 2000, as Compared to the Three Months Ended March 31, 1999

    For the three months ended March 31, 2000 and 1999, 53% and 63%, respectively, of the Company's revenues were derived from commissions earned on the sale of securities, with 38% and 34%, respectively, of revenues coming from net dealer inventory and investment gains. Total revenues increased by $1,092,483, or 42% to $3,679,626 for the three months ended March 31, 2000 from $2,587,143 for the same period in 1999. This increase was primarily attributable to a $527,948 increase in net dealer inventory and investment gains as well as a $344,914 increase in commission revenues.

    Commission revenue increased by $344,914, or 21% to $1,961,819 for the three months ended March 31, 2000 from $1,616,905 for the same period in 1999. Revenues from commissions are affected by both retail trading volume and the dollar amount of retail trades. Based on the number of retail trades processed, 2000 volume increased by 29% from 1999 levels. Partially offsetting this 29% increase in volume is a 6% decrease in the dollar average of retail trades for 2000 as compared with 1999. The average number of account executives decreased from an average of 29 for the three months ended March 31, 1999 to an average of 26 for the three months ended March 31, 2000, or a decrease of 10%.

    Net dealer inventory and investment gains increased by $527,948, or 60% to $1,402,174 for the three months ended March 31, 2000 as compared to $874,226 for the same period in 1999. The increase in net dealer inventory and investment gains is primarily attributable to a $450,421 increase in wholesale trading income and a $107,295 increase in retail trading income in the three months ended March 31, 2000 as compared to the same three month period in 1999. Partially offsetting the increases in wholesale and retail trading is a $32,313 decrease generated from Company investment portfolio valuations for the three months ended March 31, 2000 as compared to the same period in 1999.

    Revenues from management and investment advisory fees increased by $13,586, or 67% to $34,006 for the three months ended March 31, 2000 from $20,420 for the same period in 1999. The increase is primarily due to an increase in the dollar amount of fixed fee and performance based money under management.

    Interest and dividend revenue increased by $22,262, or 42% to $74,856 for the three months ended March 31, 2000 from $52,594 in the same period in 1999. This increase is primarily attributable to a higher average dollar amount of interest and dividend bearing assets held by the Company during the three month period.

    Loss from joint venture decreased by $71 to $15,902 for the three months ended March 31, 2000 from $15,973 in the same period in 1999. The loss from joint venture represents the Company's 50% share of the operating loss from the activity of International Assets New York, LLC.

    Other revenues increased by $217,843 to $222,673 for the three months ended March 31, 2000 from $4,830 in the same period in 1999. This increase is primarily attributable to the settlement of two arbitration matters.

    Total expenses increased by $941,722, or 40% to $3,321,872 for the three months ended March 31, 2000 from $2,380,150 in the same period in 1999. The increase in total expenses is attributable to increases in commissions and clearing fees, employees compensation and benefits, communications, promotions, professional fees, depreciation and amortization and other operating expenses.

    Commissions and clearing fees increased by $292,475, or 28% to $1,343,014 for the three months ended March 31, 2000 from $1,050,539 in the same period in 1999. The increase in commission expense is directly related to the 21% increase in commission revenue and the 29% increase in the number of retail trades processed for the three month period.

    Employees compensation and benefits expense increased by $195,793, or 27% to $929,393 for the three months ended March 31, 2000 from $733,600 for the same period in 1999. The increase in employees compensation and benefits expense is due to the creation of additional staff positions related to ITCI's start-up as well as IAAC's staffing needs, increases in performance based bonus expense and an increase in the accrual for retirement plan profit sharing expense. The increase in performance based bonus and retirement plan profit sharing expense is primarily based on the $357,754 income before income taxes incurred for the three month period ended March 31, 2000 as compared to the $206,993 income before income taxes for the same three month period in 1999.

    Communications expense increased by $20,634, or 30% to $89,231 for the three months ended March 31, 2000 from $68,597 for the same period in 1999. This increase is due to higher telephone, printing and postage expense related to the corresponding increases in operating activities related to increased revenues and increases in additional staff positions for the three months ended March 31, 2000 as compared to the same period in 1999.

    Promotion expense increased by $109,453, or 64% to $281,310 for the three months ended March 31, 2000 from $171,857 for the same period in 1999. This increase was primarily due to the promotional activities of ITCI.

    Occupancy and equipment rental expense decreased by $9,123, or 8% to $101,901 for the three months ended March 31, 2000 from $111,024 in the same period in 1999.

    Professional fees increased by $37,296, or 42% to $125,228 for the three months ended March 31, 2000 from $87,932 in the same period in 1999. This increase is primarily due to consulting fees incurred during the three month period ended March 31, 2000 related to corporate strategic planning.

    Depreciation and amortization expense increased by $91,830, or 268% to $126,093 for the three months ended March 31, 2000 from $34,263 in the same period in 1999. This increase for the three months ended March 31, 2000 is due to amortization expense related to capitalized system development costs for ITCI that were incurred prior to January 25, 2000, the date ITCI became operational.

    Other operating expenses increased by $200,759, or 254% to $279,791 for the three months ended March 31, 2000 from $79,032 in the same period in 1999. The increase is primarily related to expensed technology enhancement costs incurred by ITCI after January 25, 2000, the date ITCI became operational.

    As a result of the above, the Company is reporting net income of $217,147 for the three months ended March 31, 2000 as compared to $123,495 for the three month period ended March 31, 1999. The Company's effective income tax rate was approximately 39% and 40% for the three months ended March 31, 2000 and 1999, respectively.

    Liquidity and Capital ResourcesSubstantial portions of the Company's assets are liquid. At March 31, 2000, approximately 87% of the Company's assets consisted of cash, cash equivalents and marketable securities. All assets are financed by the Company's equity capital, short-term borrowings from securities lending transactions and other payables.

    IAAC, a wholly owned registered securities broker/dealer subsidiary, is subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At March 31, 2000, IAAC had net capital of approximately $2,729,000, which was approximately $2,214,000 in excess of its minimum net capital requirement at that date.

    ITCI, a wholly owned registered securities broker subsidiary, is also subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. ITCI commenced operations on January 25, 2000. At March 31, 2000, ITCI had net capital of approximately $461,000, which was approximately $411,000 in excess of its minimum net capital requirement at that date.

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

                           PART II - OTHER INFORMATION

    ITEM 1.       LEGAL PROCEEDINGS

    The Company is party to certain arbitration and/or litigation matters as of March 31, 2000 which relate primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these additional items will not have a material adverse effect on the Company's consolidated financial statements.

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

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting of stockholders was held on Tuesday, February 15, 2000. The stockholders reelected the five members of the existing Board of Directors: Diego J. Veitia, Jerome F. Miceli, Stephen A. Saker, Robert A. Miller and Jeffrey L. Rush. The stockholders approved the action of the Board of Directors in selecting KPMG LLP to audit the financial statements of the Company and its subsidiaries for the period commencing October 1, 1999, and ending September 30, 2000.

                                                   Votes       Votes
                  Matter                            For       Withheld
                  -------                           ---       --------
    Election of Diego J. Veitia as director      1,820,356     6,370
    Election of Jerome F. Miceli as director     1,820,356     6,370
    Election of Stephen A. Saker as director     1,820,956     5,770
    Election of Robert A. Miller director        1,820,356     6,370
    Election of Jeffery L. Rush as director      1,820,956     5,770

                                                    Votes     Votes     Votes
                 Matter                              For     Against   Abstain
                 -------                             ---     -------   -------
    Approval of the auditors                     1,824,040    1,773      913


    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

        a). Exhibits
            (11) The Statement of Computation of Earnings Per Share is attached hereto as Exhibit 11.
            (27) Broker-Dealers and Broker Dealer Holding Companies Financial
                 Data Schedule BD is attached hereto as Exhibit 27.

        b). Form 8-K
                 No reports were filed on Form 8-K during the three months ended March 31, 2000.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           INTERNATIONAL ASSETS HOLDING CORPORATION

Date 05/11/2000            /s/ Diego J. Veitia
                           --------------------
                           Diego J. Veitia
                           President and Chief Executive Officer

Date 05/11/2000            /s/ Jonathan C. Hinz
                           ---------------------
                           Jonathan C. Hinz
                           Chief Financial Officer and Treasurer