Form 10QSB
period 2000-06-30
INTERNATIONAL ASSETS HOLDING CORP
filed 2000-08-14
CIK 913760

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2000

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        Commission File Number 33-70334-A


                     INTERNATIONAL ASSETS HOLDING CORPORATION
                     ----------------------------------------
       (Exact name of small business issuer as specified in its charter)



         Delaware                                        59-2921318
-----------------------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                         250 Park Avenue South, Suite 200
                             Winter Park, FL 32789
                     (Address of principal executive offices)

                                 (407) 629-1400

                           (Issuer's telephone number)

                                       NA

-----------------------------------------------------------------------------
          (Former name, former address and former fiscal year, if
                       changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of Common Stock was 2,181,347 as of August 7, 2000.

Transitional small business disclosure format   Yes [ ]   No [X]

                           INDEX



                                                                      Page No.
                                                                      -------
Part I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of June 30,
            2000 and September 30, 1999                                   3

            Condensed Consolidated Statements of Operations for the
            Nine Months ended June 30, 2000 and 1999                      5

            Condensed Consolidated Statements of Operations for the
            Three Months ended June 30, 2000 and 1999                     6

            Condensed Consolidated Statements of Cash Flows for the
            Nine Months ended June 30, 2000 and 1999                      7

            Notes to Condensed Consolidated Financial Statements          9

   Item 2.  Management's Discussion and Analysis or Plan of Operation     15


Part II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                             22

   Item 4.  Submission of Matters to a Vote of Security Holders           23

   Item 6.  Exhibits and Reports on Form 8-K                              23

            Signatures                                                    24

               INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                 (Unaudited)

                                                June 30,       September 30,
            Assets                                2000             1999
            ------                                ----             ----


Cash                                           $  419,849     $   380,070
Cash deposits with clearing broker              5,792,031       3,798,679
Foreign currency                                      815          30,255
Other receivables                                 187,645          42,694
Securities owned, at market value               5,130,986       3,585,566
Investment in Joint Venture                        17,177          15,639
Income taxes receivable                           283,783         115,081
Deferred income tax benefit                        43,125          84,033

Property and equipment, at cost:

     Equipment and furniture                    1,175,331       1,082,129
     Leasehold improvements                        55,913          52,953
                                              ------------    ------------

                                                1,231,244       1,135,082
Less accumulated depreciation and amortization   (842,116)       (731,057)
                                              ------------    ------------

            Net property and equipment            389,128         404,025

Other assets, net of accumulated amortization
of $314,033 in June 2000 and $144,508 in
September 1999                                    337,689         321,496



                                              ------------    ------------
            Total assets                      $ 12,602,228    $  8,777,538
                                              ============    ============

See accompanying notes to condensed consolidated financial statements.

         INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets



                                                    (Unaudited)

                                                      June 30,    September 30,
      Liabilities and Stockholders' Equity              2000         1999
      ------------------------------------              ----         ----


Liabilities:
     Foreign currency sold, but not yet purchased        8,916    $   36,482
     Securities sold, but not yet purchased, at
             market value                            3,415,194       990,482
     Payable to clearing broker, net                   102,963       230,443
     Accounts payable                                  153,836       154,950
     Accrued employee compensation and benefits        940,641       744,076
     Accrued expenses                                  197,575       260,565
     Payable to joint venture                            2,246         9,384
     Deferred income taxes                             102,485        91,807
     Other liabilities                                 122,208       120,343
                                                    ------------  -----------

            Total liabilities                        5,046,064     2,638,532
                                                    ------------  -----------

Stockholders' equity:

     Preferred stock, $.01 par value.
       Authorized 3,000,000 shares; issued
       and outstanding -0- shares                         0            0
     Common stock, $.01 par value.
       Authorized 8,000,000 shares; issued
       and outstanding 2,181,347 shares in June 2000
       and 1,725,428 shares in September 1999           21,814        17,254
     Additional paid-in capital                      7,555,055     4,588,928
     Retained earnings                                 (20,705)    1,532,824
                                                   -------------  -----------

            Total stockholders' equity               7,556,164     6,139,006


                                                   -------------  -----------
            Total liabilities and                 $ 12,602,228   $ 8,777,538
                stockholders' equity               =============  ===========

See accompanying notes to condensed consolidated financial statements.

         INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

             Condensed Consolidated Statements of Operations

             For the Nine Months Ended June 30, 2000 and 1999
                              (Unaudited)

                                                        2000          1999
                                                        ----          ----
Revenues:
     Commissions                                    $ 5,301,821    4,700,005
     Net dealer inventory and investment gains        4,056,663    2,437,717
     Management and investment advisory fees             90,957       63,171
     Account maintenance fees                                 0      108,314
     Interest and dividends                             255,859      184,466
     Loss from joint venture                            (43,462)     (34,254)
     Other                                              290,604       20,811
                                                    ------------  ------------
            Total revenues                            9,952,442    7,480,230
                                                    ------------  ------------

Expenses:
     Commissions and clearing fees                    3,502,913    3,017,469
     Employees compensation and benefits              2,859,611    2,034,267
     Communications                                     263,376      197,391
     Promotion                                          769,118      534,522
     Occupancy and equipment rental                     354,572      332,062
     Interest                                             4,831        2,345
     Professional fees                                  291,240      198,809
     Insurance                                          128,423      124,695
     Depreciation and amortization                      280,584      111,390
     Technology                                         307,115       36,268
     Other operating expenses                           376,726      266,536
                                                     ------------ ------------

            Total expenses                            9,138,509    6,855,754
                                                     ------------ ------------

Income before income taxes                              813,933      624,476

Income tax expense                                      335,205      261,442
                                                     ------------ ------------
Net income                                            $ 478,728      363,034
                                                     ============ ============

Earnings per share:
            Basic                                      $   0.23         0.20
            Diluted                                    $   0.20         0.17


Weighted average number of common shares outstanding:
            Basic                                     2,099,815    1,816,032
            Diluted                                   2,379,182    2,137,481

See accompanying notes to condensed consolidated financial statements.

          INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

              Condensed Consolidated Statements of Operations

            For the Three Months Ended June 30, 2000 and 1999

                               (Unaudited)
                                                          2000        1999
                                                          ----        ----
Revenues:
     Commissions                                     $  1,640,846   1,594,474
     Net dealer inventory and investment gains            952,566     648,958
     Management and investment advisory fees               13,761      18,775
     Account maintenance fees                                   0      46,139
     Interest and dividends                               112,145      75,719
     Loss from joint venture                              (17,674)    (16,711)
     Other                                                 60,894       5,916
                                                      ------------  ----------
            Total revenues                              2,762,538   2,373,270
                                                      ------------  ----------

Expenses:
     Commissions and clearing fees                      1,069,356     975,596
     Employees compensation and benefits                  970,097     647,289
     Communications                                        81,092      66,521
     Promotion                                            218,980     205,782
     Occupancy and equipment rental                       124,817     116,479
     Interest                                               3,870       1,249
     Professional fees                                     90,555      85,316
     Insurance                                             44,436      35,547
     Depreciation and amortization                         85,882      32,999
     Technology                                           152,490      23,170
     Other operating expenses                             133,370     102,076
                                                       ------------ ----------
            Total expenses                              2,974,945   2,292,024
                                                       ------------ ----------

(Loss) income before income taxes                        (212,407)     81,246

Income tax (benefit) expense                              (71,102)     42,366
                                                       ------------ ----------

Net (loss) income                                      $ (141,305)     38,880
                                                       ============ ==========

(Loss) earnings per share:
            Basic                                      $    (0.06)   $   0.02
            Diluted                                    $    (0.06)   $   0.02

Weighted average number of common shares outstanding:
            Basic                                        2,181,347  1,871,078
            Diluted                                      2,181,347  2,374,407

See accompanying notes to condensed consolidated financial statements.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

               Condensed Consolidated Statements of Cash Flows

              For the Nine Months Ended June 30, 2000 and 1999

                                (Unaudited)

                                                          2000         1999
                                                          ----         ----
Cash flows from operating activities:
  Net income                                           $ 478,728     363,034
  Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
      Depreciation and amortization                      280,584     111,390
      Deferred income taxes                               51,586      36,789
      Non-cash compensation                                    0      30,271
      Loss from joint venture                             43,462      34,254
      Tax benefit from disqualifying
        dispositions of ISO's                            320,121      23,829
      Cash provided by (used for) changes in:
        Receivable from clearing broker, net                   0     791,753
        Other receivables                               (144,951)      9,533
        Securities owned, at market value             (1,545,420) (1,160,770)
        Income tax receivable                           (168,702)     13,524
        Other assets                                      (9,551)    (29,430)
        Foreign currency sold, but not yet purchased     (27,566)     25,281
        Securities sold, but not yet purchased, at
           market value                                2,424,712     798,859
        Payable to clearing broker, net                 (127,480)     47,196
        Accounts payable                                  (1,114)    (21,938)
        Accrued employee compensation and benefits       196,565     311,827
        Accrued expenses                                 (62,990)    (80,946)
        Payable to joint venture                          (7,138)     13,333
        Other liabilities                                  1,865       1,155
                                                      -----------  ----------

        Net cash provided by operating activities      1,702,711   1,318,944
                                                      -----------  ----------

Cash flows from investing activities:
     Investment in joint venture                         (45,000)    (50,000)
     Acquisition of property, equipment and
        other assets                                    (272,329)    (59,899)
                                                      ----------- -----------

        Net cash used for investing activities          (317,329)   (109,899)
                                                      ----------- -----------

                                                                    (continued)

See accompanying notes to condensed consolidated financial statements.

        INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

           For the Nine Months Ended June 30, 2000 and 1999

                             (Unaudited)

                                                           2000        1999
                                                           ----        ----

Cash flows from financing activities:
   Proceeds from exercise of stock options               618,309     259,473
   Acquisition of common shares related to terminated
      401k and RSP participants                                0     (12,896)
                                                      -----------  -----------

        Net cash provided by financing activities        618,309     246,577
                                                      -----------  -----------

        Net increase in cash and cash equivalents      2,003,691   1,455,622

Cash and cash equivalents at beginning of period       4,209,004   3,046,075
                                                      -----------  -----------

Cash and cash equivalents at end of period           $ 6,212,695   4,501,697
                                                     ============  ===========


Supplemental disclosure of cash flow information:
     Cash paid for interest                          $     4,831       2,345
                                                     ============  ===========

     Income taxes paid                               $    132,200    187,300
                                                     ============  ===========

Supplemental disclosure of noncash financing activities:
   On March 24, 2000 the Company issued 198,269 shares of common stock in conjunction with a ten percent stock dividend.
   On March 26, 1999 the Company issued 148,199 shares of common stock in conjunction with a ten percent stock dividend.




See accompanying notes to condensed consolidated financial statements.

       INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                          June 30, 2000 and 1999

                               (Unaudited)

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

     As used in this Form 10-QSB, the term "Company" refers, unless the context requires otherwise, to International Assets Holding Corporation and its six wholly owned subsidiaries; International Assets Advisory Corp.("IAAC"), Global Assets Advisors, Inc. ("GAA"), International Financial Products, Inc.("IFP"), INTLTRADER.COM, INC. ("ITCI"), International Asset Management Corp. ("IAMC") and OffshoreTrader.com Ltd. ("OTCL"). All significant intercompany balances and transactions have been eliminated in consolidation. The Company also has a 50% interest in International Assets New York, LLC ("IANY") a joint venture.

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

       INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(4)    Basic and Diluted Earnings (Loss) Per Share

       Basic earnings (loss) per share for the nine months and the three months ended June 30, 2000 and 1999 have been computed by dividing net income
       (loss) by the weighted average number of common shares outstanding. Diluted earnings per share for the nine months ended June 30, 2000 and 1999 and the three months ended June 30, 1999 have been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding. Diluted loss per share for the three months ended June 30, 2000 is the same as basic loss per share because of the anti-dilutive impact of the potential common shares, due to the net loss for the period.

       Options to purchase 48,050 and 32,482 shares of common stock were excluded from the calculation of diluted earnings per share for the nine months ended June 30, 2000 and 1999, respectively, because their exercise prices exceeded the average market price of common shares for the period. No options to purchase shares of common stock were excluded from the calculation of diluted loss per share for the three months ended June 30, 2000 because of the anti-dilutive impact of the potential common shares, due to the net loss for the period. No options to purchase shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended June 30, 1999, because all outstanding option exercise prices were less than the average market price of common shares for the period.

(5)    Securities  Owned and Securities  Sold, But Not Yet Purchased

       Securities owned and Securities sold, but not yet purchased at June 30, 2000 and September 30, 1999 consist of trading and investment securities at quoted market values as follows:
                                                                   Sold, but not
                                                           Owned   yet purchased
                                                           -----    -----------
       June 30, 2000:
         Obligations of U.S. Government                  $  235,261       -
         Common stock and American Depository Receipts    3,891,298  3,268,584
         Corporate and municipal bonds                      399,524      1,222
         Foreign government obligations                     444,238    145,388
         Unit investment trusts, mutual funds and other
              investments                                   160,665       -
                                                         ----------  ---------
         Total                                          $ 5,130,986  3,415,194
                                                         ==========  =========

       INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                                                                  Sold, but not
                                                       Owned      yet purchased
                                                       -----      -------------
    September 30, 1999:
       Obligations of U.S. Government                 $ 241,396           -
       Common stock and American Depository Receipts  2,573,717        945,053
       Corporate and municipal bonds                    209,340           -
       Foreign government obligations                   257,083           -
       Unit investment trusts, mutual funds and other
           investments                                  304,030         45,429
                                                       ---------      --------
       Total                                        $ 3,585,566        990,482
                                                       =========      ========

(6)    Investment in Joint Venture
       In October 1998, the Company made an initial $20,000 capital contribution to International Assets New York, LLC (IANY), a 50/50 joint venture with Lakeside Investments, LLC, an unrelated party. In February 1999, the Company made an additional $30,000 capital contribution to this joint venture. During the nine month period ending June 30, 2000 the Company made three additional capital contributions for a total of $45,000 to the joint venture. The Company has recorded this joint venture investment under the equity method of accounting. For the nine months ended June 30, 2000 the Company has recorded a loss of $43,462 for 50% of the joint venture's loss for the nine month period. As of June 30, 2000 the Company has a payable to the joint venture of $2,246 related to joint venture cash outlays which were made on behalf of the Company.

(7)    Leases
       The Company occupies leased office space of approximately 13,815 square feet at 250 Park Avenue South, Winter Park, Florida. The expiration date of the office lease is May 31, 2001. The lease includes an option to renew for an additional three years at a rental rate determined by the landlord.

       The Company is obligated under various noncancelable operating leases for the rental of its office facilities and certain office equipment. Rent expense associated with operating leases amounted to $284,992 and $255,134 for the nine months ended June 30, 2000, and 1999, respectively. The future minimum lease payments under noncancelable operating leases as of June 30, 2000 are as follows:

       INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

          Fiscal Year (12 month period) Ending September 30,
         ---------------------------------------------------
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
                                                   =========

    During April 2000, IANY, the Company's joint venture, executed an amendment for its leased office facilities. The amendment increases the square footage leased from approximately 1,402 square feet to 1,975 square feet. The amendment will extend the lease term for a 36 month period commencing on the effective date the enhanced space is available for occupancy. The effective date is expected to occur before August 31, 2000. Based on this lease amendment the remaining base rental commitment for IANY is $176,165 (Fiscal year ending: September 30, 2000, $36,269; September 30, 2001, $49,375;
    September 30, 2002,  $49,375 and September 30, 2003,  $41,146).  The Company
    and Lakeside Investments, LLC, each executed a 100% guaranty for the joint venture office lease for IANY. Concurrently, the Company and Lakeside Investments, LLC executed indemnification agreements expressly agreeing to indemnify each other related to this lease guarantee in accordance with each parties proportionate ownership (50/50).

(8) Stock Repurchase Program
    The Board of Directors has authorized the Company to continue its repurchase of up to $500,000 in shares of the Company's common stock in the open market through the year ended September 30, 2000. The stock purchases may be made in the open market from time to time as market conditions permit. The Company is required to comply with Rule 10b-18 and Regulation M of the Securities and Exchange Commission which regulate the specific terms in which shares may be repurchased. Since the inception of the repurchase program on March 13, 1996 the Company has repurchased and retired a total of 43,112 shares (as adjusted for the 10% stock dividends) in the open market at a total cost of $129,233. During the nine months ended June 30, 2000 the Company did not repurchase any Company shares through market repurchases.

    In addition to the Company's common stock repurchases in the open market, the Company has repurchased and retired an additional 115,038 shares (as adjusted for the 10% stock dividends) from terminated participants of the Company's 401k Profit Sharing Plan ("401k Plan") and Retirement Savings Plan ("RSP") at a total cost of $256,893 since inception of the repurchase

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES program. During the nine months ended June 30, 2000 the Company did not repurchase any Company shares through the 401k Plan and RSP.

       In total the Company has repurchased 158,150 shares (as adjusted for the 10% stock dividends) for a total cost of $386,126 since the inception of the repurchase program on March 13, 1996.

(9)    Commitments and Contingent Liabilities
       The Company is party to certain litigation as of June 30, 2000, which relates primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these items will not have a material adverse effect on the Company's consolidated financial statements.

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

       On April 27, a stock option for 75,000 shares, with an exercise price of $5.1875 per share was granted. This option has a 10 year term. The strike price at the date of grant for the option was equal to the fair market value of a share of common stock at that date and accordingly, the Company did not recognize compensation cost associated with such grant.

          INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

       On June 9, 2000 the Board of Directors of the Company approved an amendment to the stock option plan to increase the total number of common shares available for issuance from 839,300 shares to 1,339,300 shares. This amendment is subject to approval by the shareholders of the Company at the next scheduled annual shareholders meeting in February 2001.

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

(12)   Related Party Transactions
       During November 1999 the Board of Directors of the Company approved a consulting agreement with the former President of the Company, who continues to serve on the Board of Directors of the Company, for a 6 month duration from December 15, 1999 through June 15, 2000, for a fee of $6,000 per month. After June 15, 2000 this director is to be compensated in the same manner as the Company's other outside Directors.

       On January 4, 2000 the Company made a loan to the CEO of the Company including the execution and receipt of a $250,000 promissory note due January 3, 2001. The promissory note includes interest of 6% per annum. The loan to officer was previously approved by the Company's Board of Directors. As of June 30, 2000 the remaining principal balance of the promissory note including accrued interest is approximately $136,945.

       The Company has engaged, on a task-by-task basis, a creative design firm that is partially owned by a spouse of an officer of the Company.
       Promotional expense related to this creative design firm totaling approximately $66,000 was incurred by the Company during the nine months ended June 30, 2000. There was no promotional expense related to this creative design firm during the nine months ended June 30, 1999.

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

    The Company's assets increased from $8,777,538 at September 30, 1999, to $12,602,228 at June 30, 2000, or an increase of $3,824,690. The Company's liabilities increased from $2,638,532 at September 30, 1999, to $5,046,064 at June 30, 2000, or an increase of $2,407,532. The increase in the net assets (assets less liabilities) of $1,417,158 resulted from net income of $478,728, cash proceeds of $618,309 from the exercise of stock options and the benefit of $320,121 from the income tax deduction from disqualifying dispositions of incentive stock options recorded during the nine month period ended June 30, 2000.

    The Company's condensed consolidated balance sheet at June 30, 2000, reflects a net payable to clearing broker, for trades which had not yet settled for cash, due to the costs of securities purchased exceeding the proceeds from the sale of securities.

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

    Nine Months Ended June 30, 2000, as Compared to the Nine Months Ended June 30, 1999

    The Company is reporting net income of $478,728 for the nine months ended June 30, 2000 as compared to $363,034 for the nine months ended June 30, 1999.

    The Company's revenues are derived primarily from commissions earned on the sale of securities and net dealer inventory and investment gains (trading income) in securities purchased or sold for the Company's account. For the nine months ended June 30, 2000 and 1999, 53% and 63%, respectively, of the Company's revenues were derived from commissions earned on the sale of securities, with 41% and 33%, respectively, of revenues coming from net dealer inventory and investment gains. Total revenues increased by
    $2,472,212,  or 33% to  $9,952,442  for the nine months  ended June 30, 2000 from $7,480,230 for the same period in 1999. This increase was primarily attributable to a $1,618,946 increase in net dealer inventory and investment gains as well as a $601,816 increase in commission revenues.

    Commission revenue increased by $601,816, or 13% to $5,301,821 for the nine months ended June 30, 2000 from $4,700,005 for the same period in 1999. Revenues from commissions are affected by both retail trading volume and the dollar amount of retail trades. Based on the number of retail trades processed, 2000 volume increased by 12% from 1999 levels. In addition, the dollar average of retail trades for the nine months ended June 30, 2000 increased by 1% as compared with the same period in 1999. The number of account executives decreased from an average of 30 for the nine months ended June 30, 1999 to an average of 27 for the nine months ended June 30, 2000, or a decrease of 10%.

    Net dealer inventory and investment gains increased by $1,618,946, or 66% to $4,056,663 for the nine months ended June 30, 2000 as compared to $2,437,717 for the same period in 1999. The increase in net dealer inventory and investment gains is primarily attributable to a $1,575,617 increase in wholesale trading income in the nine months ended June 30, 2000 as compared to the same nine month period in 1999. The increase in wholesale trading is attributable to the ongoing development of new wholesale trading relationships by the Company as well as the maintenance of existing wholesale relationships. The Company's retail trading department primarily concentrates on global securities which it believes are likely to be traded by the Company's retail clients. By focusing on these types of securities, retail trading income is more directly related to commission income and order flow.

    Revenues from management and investment advisory fees increased by $27,786, or 44% to $90,957 for the nine months ended June 30, 2000 from $63,171 for the same period in 1999. The increase is primarily due to an increase in the dollar amount of fixed fee and performance based money under management.

    Account maintenance fees decreased from $108,314 for the nine months ended June 30, 1999 to $0 for the nine months ended June 30, 2000. IAAC discontinued charging clients annual account maintenance fees as of August 1999. The decision to discontinue this annual fee was based on maintaining a competitive fee structure in light of other full service competitors as well as client feedback.

    Interest and dividend revenue increased by $71,393, or 39% to $255,859 for the nine months ended June 30, 2000 from $184,466 in the same period in 1999. This increase is primarily attributable to a higher average dollar amount of interest and dividend producing assets held by the Company for the nine month period.

    Loss from joint venture increased by $9,208 to $43,462 for the nine months ended June 30, 2000 from $34,254 in the same period in 1999. The loss from joint venture represents the Company's 50% share of the operating loss from the activity of International Assets New York, LLC, a 50/50 joint venture with Lakeside Investments, LLC of New York which began its operations in December 1998.

    Other revenues increased by $269,793 to $290,604 for the nine months ended June 30, 2000 from $20,811 in the same period in 1999. This increase is primarily attributable to the settlement of three arbitration matters.

    The major expenses incurred by the Company relate to direct costs of its securities operations such as commissions and clearing fees (which includes commissions paid to account executives), employees compensation and benefits and promotion expense. Total expenses increased by $2,282,755, or 33% to $9,138,509 for the nine months ended June 30, 2000 from $6,855,754 in the same period in 1999. The 33% increase in total expenses is related to the 33% increase in total revenues and is attributable to increases in commissions and clearing fees, employees compensation and benefits, communications, promotions, rents, interest, professional fees, insurance, depreciation and amortization and other operating expenses.

    Commissions and clearing fees increased by $485,444, or 16% to $3,502,913 for the nine months ended June 30, 2000 from $3,017,469 in the same period in 1999. The increase in commission expense is directly related to the 13% increase in commission revenue and the related 12% increase in the number of retail trades processed for the nine month period as compared to the same period in 1999.

    Employees compensation and benefits expense increased by $825,344, or 41% to $2,859,611 for the nine months ended June 30, 2000 from $2,034,267 for the same period in 1999. The increase in employees compensation and benefits expense is due to the creation of additional staff positions related to ITCI's start-up as well as IAAC's staffing needs, increases in performance based bonus expense and an increase in the accrual for retirement plan profit sharing expense. The increase in performance based bonus and retirement plan profit sharing expense is primarily attributable to the $813,933 income before income taxes for the nine month period ended June 30, 2000 as compared to the $624,476 income before income taxes for the nine month period ended June 30, 1999.

    Communications expense increased by $65,985, or 33% to $263,376 for the nine months ended June 30, 2000 from $197,391 for the same period in 1999. This increase is due to higher telephone, printing and postage expense related to the corresponding increases in operating activities related to increased revenues and increases in additional staff positions for the nine months ended June 30, 2000 as compared to the same period in 1999.

    Promotion expense increased by $234,596, or 44% to $769,118 for the nine months ended June 30, 2000 from $534,522 for the same period in 1999. This increase was due to the promotional activities of ITCI.

    Occupancy and equipment rental expense increased by $22,510, or 7% to $354,572 for the nine months ended June 30, 2000 from $332,062 in the same period in 1999.

    Professional fees increased by $92,431 to $291,240 for the nine months ended June 30, 2000 from $198,809 during the same period in 1999. This increase is primarily due to consulting fees incurred during the nine month period ended June 30, 2000 related to corporate strategic planning.

    Depreciation and amortization expense increased by $169,194, or 152% to $280,584 for the nine months ended June 30, 2000 from $111,390 in the same period in 1999. This increase for the nine months ended June 30, 2000 is primarily due to amortization expense related to capitalized system development costs for ITCI that were incurred prior to January 25, 2000, the date ITCI became operational.

    Technology expense increased by $270,847 to $307,115 for the nine months ended June 30, 2000 from $36,268 in the same period in 1999. The increase is primarily related to expensed technology enhancement costs incurred by ITCI after January 25, 2000, the date ITCI became operational.

    Other operating expenses increased by $110,190, or 41% to $376,726 for the nine months ended June 30, 2000 from $266,536 in the same period in 1999. The increase is primarily related to increases in several operating expenses including dividend expense from securities sold, but not yet purchased and operating office expenses.

    The Company's effective income tax rate was approximately 41% and 42% for the nine month periods ended June 30, 2000 and 1999, respectively.

    Three Months Ended June 30, 2000, as Compared to the Three Months Ended June 30, 1999

    The Company is reporting a net loss of $212,407 for the three months ended June 30, 2000 as compared to $81,246 net income for the three month period ended June 30, 1999.

    For the three months ended June 30, 2000 and 1999, 59% and 67%, respectively, of the Company's revenues were derived from commissions earned on the sale of securities, with 34% and 27%, respectively, of revenues coming from net dealer inventory and investment gains. Total revenues increased by $389,268, or 16% to $2,762,538 for the three months ended June 30, 2000 from $2,373,270 for the same period in 1999. This increase was primarily attributable to a $303,608 increase in net dealer inventory and investment gains as well as a $46,372 increase in commission revenues.

    Commission revenue increased by $46,372, or 3% to $1,640,846 for the three months ended June 30, 2000 from $1,594,474 for the same period in 1999. Revenues from commissions are affected by both retail trading volume and the dollar amount of retail trades. Based on the number of retail trades processed, 2000 volume decreased by 17% from 1999 levels. Offsetting this 17% decrease in volume is a 25% increase in the dollar average of retail trades for 2000 as compared with 1999. The number of account executives decreased from an average of 28 for the three months ended June 30, 1999 to an average of 24 for the three months ended June 30, 2000, or a decrease of 14%.

    Net dealer inventory and investment gains increased by $303,608, or 47% to $952,566 for the three months ended June 30, 2000 as compared to $648,958 for the same period in 1999. The increase in net dealer inventory and investment gains is primarily attributable to increases in wholesale trading income during the three months ended June 30, 2000 as compared to the same three month period in 1999.

    Revenues from management and investment advisory fees decreased by $5,014, or 27% to $13,761 for the three months ended June 30, 2000 from $18,775 for the same period in 1999.

    Account maintenance fees decreased from $46,139 for the three months ended June 30, 1999 to $0 for the three months ended June 30, 2000. IAAC discontinued charging clients annual account maintenance fees as of August 1999. The decision to discontinue this annual fee was based on maintaining a competitive fee structure in light of other full service competitors as well as client feedback.

    Interest and dividend revenue increased by $36,426, or 48% to $112,145 for the three months ended June 30, 2000 from $75,719 in the same period in 1999. This increase is primarily attributable to a higher average dollar amount of interest and dividend producing assets held by the Company during the three month period.

    Loss from joint venture increased by $963 to $17,674 for the three months ended June 30, 2000 from $16,711 in the same period in 1999. The loss from joint venture represents the Company's 50% share of the operating loss from the activity of International Assets New York, LLC.

    Other revenues increased by $54,978 to $60,894 for the three months ended June 30, 2000 from $5,916 in the same period in 1999. This increase is primarily attributable to the settlement of one arbitration matter.

    Total expenses increased by $682,921, or 30% to $2,974,945 for the three months ended June 30, 2000 from $2,292,024 in the same period in 1999. The increase in total expenses is attributable to increases in commissions and clearing fees, employees compensation and benefits, communications, promotions, rents, interest, professional fees, insurance, depreciation and amortization and other operating expenses.

    Commissions and clearing fees increased by $93,760, or 10% to $1,069,356 for the three months ended June 30, 2000 from $975,596 in the same period in 1999. The increase in commission expense is related to the 3% increase in commission revenue and the 47% increase in net dealer inventory and investment gains for the three month period.

    Employees compensation and benefits expense increased by $322,808, or 50% to $970,097 for the three months ended June 30, 2000 from $647,289 for the same period in 1999. The increase in employees compensation and benefits expense is due to the creation of additional staff positions related to ITCI's start-up as well as IAAC's staffing needs, increases in performance based bonus expense and an increase in the accrual for retirement plan profit sharing expense. The increase in performance based bonus expense is primarily based on the increase in net dealer inventory and investment gains incurred for the three month period ended June 30, 2000 as compared to the net dealer inventory and investment gains for the same three month period in 1999.

    Communications expense increased by $14,571, or 22% to $81,092 for the three months ended June 30, 2000 from $66,521 for the same period in 1999. This increase is due to higher telephone, printing and postage expense related to the corresponding increases in operating activities related to increased revenues and increases in additional staff positions for the three months ended June 30, 2000 as compared to the same period in 1999.

    Promotion expense increased by $13,198, or 6% to $218,980 for the three months ended June 30, 2000 from $205,782 for the same period in 1999. This increase was primarily due to the promotional activities of ITCI.

    Occupancy and equipment rental expense increased by $8,338, or 7% to $124,817 for the three months ended June 30, 2000 from $116,479 in the same period in 1999.

    Professional fees increased by $5,239, or 6% to $90,555 for the three months ended June 30, 2000 from $85,316 in the same period in 1999. This increase is primarily due to consulting fees incurred during the three month period ended June 30, 2000 related to corporate strategic planning.

    Depreciation and amortization expense increased by $52,883, or 160% to $85,882 for the three months ended June 30, 2000 from $32,999 in the same period in 1999. This increase for the three months ended June 30, 2000 is due to amortization expense related to capitalized system development costs for ITCI that were incurred prior to January 25, 2000, the date ITCI became operational.

    Technology expense increased by $129,320 to $152,490 for the three months ended June 30, 2000 from $23,170 in the same period in 1999. The increase is primarily related to expensed technology enhancement costs incurred by ITCI after January 25, 2000, the date ITCI became operational.

    Other operating expenses increased by $31,294, or 31% to $133,370 for the three months ended June 30, 2000 from $102,076 in the same period in 1999. The increase is primarily related to increases in several operating expenses including office expenses.

    The Company's effective income tax (benefit) rate was approximately (33%) and 52% for the three months ended June 30, 2000 and 1999, respectively. The effective income tax (benefit) expense rate was different than the expected federal and state tax rates due to the presence of offsetting permanent differences.

    Liquidity and Capital Resources
    Substantial portions of the Company's assets are liquid. At June 30, 2000, approximately 89% of the Company's assets consisted of cash, cash equivalents and marketable securities. All assets are financed by the Company's equity capital, short-term borrowings from securities lending transactions and other payables.

    IAAC, a wholly owned registered securities broker/dealer subsidiary, is subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At June 30, 2000, IAAC had net capital of approximately $3,029,000, which was approximately $2,508,000 in excess of its minimum net capital requirement at that date.

    ITCI, a wholly owned registered securities broker subsidiary, is also subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. ITCI commenced operations on January 25, 2000. At June 30, 2000, ITCI had net capital of approximately $360,000, which was approximately $310,000 in excess of its minimum net capital requirement at that date.

    In the opinion of management, the Company's existing capital and cash flow from operations will be adequate to meet the Company's capital needs for at least the next twelve months in light of known and reasonably estimated trends. At this time additional outside private financing is being sought to allow the Company to execute its incremental strategic business model. The strategic business model includes enhanced technology, staffing and marketing that plans for future revenue growth centered around principal trading opportunities and enhanced technology concepts. In conjunction with the Company's plans for ITCI, the Company has engaged PaineWebber as its exclusive financial advisor to arrange and negotiate a private placement of securities issued by the Company or to find a strategic partner. PaineWebber has been engaged to use its best efforts in connection with a private placement and does not have any obligation to purchase any securities issued by the Company or to provide financing of any kind to the Company.

                           PART II - OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS

    The Company is party to certain arbitration and/or litigation matters as of June 30, 2000 which relate primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these additional items will not have a material adverse effect on the Company's consolidated financial statements.

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

                                                 Votes       Votes      Votes
                 Matter                           For       Against    Abstain
                -------                         ------      -------    -------
    Approval of amendment
    to Certificate of Incorporation            1,119,287    48,401      2,830


    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

        a). Exhibits
(11) The Statement of Computation of Earnings Per Share is attached hereto as Exhibit 11.

(27) Broker-Dealers and Broker Dealer Holding Companies Financial Data Schedule BD is attached hereto as Exhibit 27.

        b). Form 8-K
        No reports were filed on Form 8-K during the three months ended June 30, 2000.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    INTERNATIONAL ASSETS HOLDING CORPORATION

Date 08/07/2000        /s/ Diego J. Veitia
                       Diego J. Veitia
                       President and Chief Executive Officer

Date 08/07/2000        /s/ Jonathan C. Hinz
                       Jonathan C. Hinz
                       Chief Financial Officer and Treasurer