Form 10KSB
period 2000-09-30
INTERNATIONAL ASSETS HOLDING CORP
filed 2000-12-29
CIK 913760

Form 10-KSB

                     U.S. Securities and Exchange Commission
                              Washington D.C. 20549

    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-70334-A

                    INTERNATIONAL ASSETS HOLDING CORPORATION
         ---------------------------------------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $12,280,941

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the last sale price of such stock as of December 15, 2000: $4,682,829

The number of shares outstanding of Common Stock was 2,218,940 as of December 15, 2000.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrants Proxy Statement, to be filed, for the Annual Meeting of Stockholders to be held on February 15, 2001 are incorporated by reference into Part III.

Transitional small business disclosure format Yes [ ] No [X]

                    INTERNATIONAL ASSETS HOLDING CORPORATION

                                2000 FORM 10-KSB

                                TABLE OF CONTENTS

                                      PART I                                Page
                                                                            ----

Item 1.  Description of Business.............................................  3

Item 2.  Description of Property............................................. 11

Item 3.  Legal Proceedings................................................... 11

Item 4.  Submission of Matters to a Vote of Security Holders................. 12

                                PART II

Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters.......................................  12

Item 6.  Management's Discussion and Analysis or Plan of Operation..........  13

Item 7.  Consolidated Financial Statements..................................  19

Item 8.  Changes In and Disagreements With Accountants on Accounting
                  and Financial Disclosure..................................  20

                               PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.........  20

Item 10. Executive Compensation.............................................  23

Item 11. Security Ownership of Certain Beneficial Owners
                  and Management............................................  23

Item 12. Certain Relationships and Related Transactions.....................  23

Item 13. Exhibits and Reports on Form 8-K...................................  23


         Signatures.........................................................  26

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

General

International Assets Holding Corporation is a Delaware corporation formed in October 1987 for the purpose of serving as a holding company for International Assets Advisory Corp. ("IAAC") and other subsidiaries. Currently, the Company has six wholly owned subsidiaries, IAAC, INTLTRADER.COM, INC. ("ITCI"), Global Assets Advisors, Inc. ("GAA"), International Asset Management Corp. ("IAMC"), International Financial Products, Inc. ("IFP") and OffshoreTrader.com Ltd ("OTCL"). All of the Company's subsidiaries are Florida corporations except OTCL which is a Bermuda exempted company. As used in this Form 10-KSB, the term "Company" refers, unless the context requires otherwise, to International Assets Holding Corporation and its subsidiaries IAAC, ITCI, GAA, IAMC, IFP and OCTL. IAAC operates as a market-maker of international equity securities and as a full-service private client securities brokerage firm specializing in global investing on behalf of its clients. ITCI provides on-line brokerage transactions of foreign and domestic securities using the internet. GAA provides money investment advisory and money management services. IAMC functions as the manager of the physical assets of the Company. IFP, which is currently inactive, was formed as a financial publishing and marketing group to sell products that are not investments, but are related to the global financial market. OTCL was formed to explore global internet securities trading for non-U.S. citizens. The Company also has a 50% interest in International Assets New York, LLC, ("IANY") a Delaware limited liability company. IANY is a 50/50 joint venture with Lakeside Investments, LLC. IANY was formed as a branch office of IAAC for the purpose of offering a variety of financial strategies to high net worth private investors in the U.S. and certain foreign countries.

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

ITCI is currently registered as a securities broker-dealer under the Securities Exchange Act of 1934 and the state securities statutes of 49 states and the District of Columbia. ITCI was formed by the Company in May 1998 to provide on-line brokerage transactions of foreign and domestic securities using the internet and was formerly known as International Trader Association, Inc. ITCI commenced its on-line brokerage activities in January 2000. ITCI is also a member of the NASD and SIPC.

IAAC and ITCI each act as an introducing broker, in that they do not clear their own securities transactions, but instead contract to have such transactions cleared through a clearing broker on a fully disclosed basis. In a fully disclosed clearing transaction, the identity of the Company's client is known to the clearing broker. Generally, a clearing broker physically maintains the client's account and performs a variety of services as agent for the Company, including clearing all securities transactions (delivery of securities sold, receipt of securities purchased and transfer of related funds).

GAA is registered as an investment adviser with the Securities and Exchange Commission ("SEC"), pursuant to the National Securities Markets Improvement Act of 1996. GAA makes investment adviser notification filings to the states of Florida and California. GAA is also regulated by the provisions of the Investment Advisers Act of 1940. GAA serves as the money manager to one mutual fund, the Global eFund, and as supervisor of seven proprietary Unit Investment Trusts (UIT's). GAA also provides investment fee-based money management of specialized accounts for high net worth private clients. GAA is dedicated to providing the individual investor with domestic and international money management and offers a series of investment portfolios tailor-made for the individual investor seeking investment diversification across a variety of economies and currencies in order to provide the opportunity for higher overall investment returns. GAA's strategy is to capitalize on its experienced teams specializing in the research, selection, trading, currency exchange and execution of individual equity and fixed income products on a global basis.

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

In September 1998 the Company entered into a 50/50 Joint Venture ("JV") with Lakeside Investments, LLC (Lakeside) of New York. In October 1998 the JV effected the incorporation of IANY, a 50/50 owned entity formed to transact business out of an office in New York City as a brokerage branch of IAAC and through the money management arm of GAA. IANY offers a variety of financial strategies to high net worth private investors. Among the strategies to be offered are selected approaches to international tax planning with the primary goal of utilizing established, but less understood techniques to reduce the exposure of wealthy clients living in a number of high tax jurisdictions. Additionally, IANY will utilize strategies that are expected to provide clients with a degree of asset protection in an increasingly litigious environment. The New York City office of IANY opened in January 1999 and began generating operating revenues during May 1999.

Business Strategy

The Company's original business strategy was to use its team of account executives to assist sophisticated, high net worth individuals in the global diversification of their investment portfolios. To complement this business and to better serve its clients, IAAC next expanded its services to include a market making function, committing its own capital to ensure liquidity and offer best execution in the many foreign securities in which the Company's clients were investing. As IAAC's experience and reputation grew, the trading desk of IAAC began to attract the notice of other financial firms which similarly sought liquidity for their own globally minded clients. The demand for IAAC's foreign execution increased and eventually the trading desk became the center of the Company's business strategy.

During the 1990s online technology began to transform the entire securities industry and the eBrokerage business was created. In response to these dramatic industry changes the Company responded and formed INTLTRADER.COM (ITCI) a global online trading website. ITCI was launched in January 2000 giving the Company's self-directed clients, for the first time, executable dollar denominated quotes on foreign securities around the world, even while the local markets were closed. The development of the proprietary executable quote technology developed within ITCI became an important piece in executing the Company's strategy.

The current business strategy of the Company is to direct foreign equity order flow to the Company's trading desk. This order-flow is primarily comprised of unlisted American Depository Receipts (ADR's) and foreign ordinary equity shares. Institutional relationships with top-tier securities firms currently provide the primary source of securities order flow. The Company's strategy is to offer INTLTRADER.COM's proprietary executable quotation technology to other securities firms with the resulting international order flow routed to IAAC's trading desk. The Company is currently pursuing strategic relationships with top-tier eBrokerage firms to offer this electronic trading service which has become a focal point of the Company's current business strategy. At the same time, the Company will continue to pursue traditional institutional sales trading with new financial institutions.

The Company also generates foreign order flow from its private client retail brokerage business. This complementary source of order flow for our trading desk also provides commission revenues that help diversify the Company's revenue sources.

The Company intends to use its marketing and global securities expertise to take advantage of future opportunities for growth in the global securities market. Management believes that there are favorable opportunities for growth in institutional trading, online securities brokerage, fee-based money management, and institutional sales areas of the international securities market.

The Company believes that its expertise in the global securities area presents an opportunity for the Company to expand its market niche further with eBrokerage strategic relationships, institutional trading and small institutional sales. The Company also believes that it will grow and maintain its retail brokerage business through an emphasis on fee-based money management services. The Company further believes that this international market niche has been relatively minimized by the major and mid-sized securities brokerage firms.

The Company expects to continue offering discretionary money management accounts with specifically designated objectives in a defined investment area. The Company also intends to continue to expand its activities in both the private client and institutional sectors of international securities. In addition, the Company plans to continue to sponsor the development of creative financial products including proprietary unit investment trusts, where management believes it can add value for its clients.

The International Securities Markets

The Company believes that investment in the international markets by U.S. investors will continue to grow in the coming years, as the global capital markets continue to grow. Over the past 15 years the market capitalization of the non-U.S. markets grew more than eight fold to more than $19 trillion, outpacing the growth of the U.S. market capitalization (according to IFC market data). The U.S. now represents about 47% of the world total market capitalization down from 49% last year. The number of American Depository Receipts ("ADR's") that are now trading on U.S. exchanges further evidences this growth. ADR's, which represent shares in foreign companies, issued by U.S. banks and traded in this country as domestic shares simplify trading in foreign securities by eliminating currency exchange and legal obstacles. So far this year more than 27 billion ADR's exchanged hands, a number 18% greater than ADR trading volume for all of 1999, with a total dollar value greater than $1 trillion, or a 31% increase over 1999 trading dollar value. (based on studies by J.P. Morgan and Bank of New York).

Management believes that the two main justifications for the rapid growth in international investing by U.S. investors are diversification and potentially superior investment returns. Diversification can improve the risk profile of a portfolio as markets tend to respond in varying degree to an economic event or in some cases some countries may not be exposed to slowdown in a specific sector of the U.S. economy.

Global Equity Trading

The Company acts as a principal in executing trades in over-the-counter equity securities. When transactions are executed by the Company on a principal basis, the Company receives, in lieu of commissions, markups or markdowns that constitute revenues from principal transactions. To facilitate trading by its clients, the Company buys, sells and maintains inventories of approximately 500 primarily international securities. The Company primarily executes principal transactions from institutional order flow and also from retail order flow. Institutional order flow is generated from the execution of order flow directly from other securities broker/dealers trading desks. Retail order flow is generated from the execution of principal transactions originating from a retail client through a retail account executive.

The Company places its capital at risk by also trading as a "market maker" in a select group of approximately 250 international securities which are traded by the Company's clients. The Company's emphasis in such trades is on earning revenues from the spread between customer buy and sell orders. A market maker is a firm that stands ready to buy and sell a particular stock at a publicly quoted price. Because they offer both bid and ask prices, market makers are a source of liquidity to institutional clientele like banks, brokerages and other investment companies. Market makers commit their own funds to maintain an inventory of securities and to ensure order execution and the maintenance of fair and orderly markets. As a market maker, International Assets Advisory Corporation provides global equity investors - individuals and institutions alike - with the liquidity and execution they need to buy and sell foreign securities. International Assets Advisory Corporation offers rapid execution on over 8,000 foreign ordinary shares and ADRs around the globe.

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

The Private Client Retail Brokerage Business

For the fiscal years ended September 30, 2000 and 1999, approximately 52% and 62%, respectively, of the Company's total revenues were derived from commissions earned from transactions with its retail clients. The Company's client base is composed primarily of high net worth individuals. The average age of its clients is approximately 53 and a substantial portion are retirees. Clients are distributed nationwide. However, a particularly large number of clients reside in Florida, California, New York, Texas and Pennsylvania. The Company has approximately 7,800 active client accounts at September 30, 2000.

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

Administration and Operations

The Company's operations personnel are responsible for executing orders, transmitting information on all transactions to its clearing broker, mailing confirmations to clients, receiving all funds and securities, depositing all client funds into a bank account in the name of the clearing broker and transmitting securities to the Company's clearing broker for custody.

The Company's securities transactions are cleared through Wexford Clearing Services Corporation ("Wexford"), a wholly owned, guaranteed subsidiary of Prudential Securities Incorporated, on a fully disclosed basis. Wexford also performs many back office functions for the Company in connection with its duties as custodian of all client funds and securities. When a new account is established, the new account information is sent to Wexford, which in turn sets up and maintains the information for the account. All securities and monies are held in custody by Wexford. Wexford prepares and mails account statements directly to clients on behalf of the Company. Transaction confirmations for customers are formatted through Wexford's wire system for printing and mailing by IAAC. The Company's brokers and operations staff are also able to receive on-line account information from Wexford. By engaging the processing services of a clearing broker such as Wexford, the Company is exempt from certain reserve requirements imposed by Rule 15c3-3 under the Securities Exchange Act of 1934, as amended. See "Net Capital Requirements."

Wexford also extends credit to the Company and its customers to enable them to purchase securities on margin. Margin accounts allow customers to deposit less than the full cost of a security purchased with the balance of the purchase price being provided as a loan to the customer secured by the securities purchased. The amount of the loan in purchasing securities on margin is subject to both the margin regulations ("Regulation T") of the Board of Governors of the Federal Reserve System and the Company's clearing broker's internal policies. In most transactions, Regulation T limits the amount loaned to a client for the purchase of a particular security to 50% of the purchase price.

The Company maintains internal records of all transactions, which are compared on a daily basis to clearing transaction generated reports. The Company uses automated computer capabilities for these functions, which it will continue to expand.

The Company believes that its internal controls and safeguards against securities theft are adequate. As required by the NASD and other authorities, the Company carries a fidelity bond covering any loss or theft of securities, as well as embezzlement and forgery. The amount of the required fidelity bond is based on 120% of the previous 12 months highest required net capital. IAAC annually assesses the total required bond coverage and currently carries a $600,000 limit. ITCI will also annually assess the total required bond coverage and currently carries a $60,000 limit.

The Company's administrative staff oversees internal financial controls, accounting functions, office services and compliance with regulatory requirements.

Regulation

The securities industry in the United States is subject to extensive regulation under Federal and state laws. The SEC is the Federal agency charged with administration of the Federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. The self-regulatory organizations adopt rules (which are subject to approval by the SEC) that govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. IAAC is registered as a securities broker-dealer in 49 states and the District of Columbia. ITCI is registered as a securities broker in 49 states and the District of Columbia.

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

IAAC and ITCI are required by Federal law to belong to SIPC. The SIPC fund provides protection for securities held in customer accounts of up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. In addition, securities in an account at the Company's clearing broker are afforded additional protection by Wexford Clearing services Corporation. This additional protection (known as "Net Equity" coverage) covers the total amount of fully paid for securities and cash balances without limit, thus providing total protection for each customer's equity position in the unlikely event of a SIPIC liquidation.

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

Net capital changes from day to day. As of September 30, 2000 and 1999, IAAC had excess net capital of $2,593,041 and $2,502,802, respectively, and a ratio of aggregate indebtedness to net capital of .47 to 1 and .40 to 1, respectively. As of September 30, 2000 and 1999, ITCI had excess net capital of $189,466 and $251,680, respectively, and a ratio of aggregate indebtedness to net capital of
 .47 to 1 and .27 to 1, respectively.

Pursuant to paragraph (k)(2)(ii) of SEC Rule 15c3-3, IAAC and ITCI are each exempt from customer reserve requirements and providing information relating to possession or control of securities.

Employees

At September 30, 2000, the Company had 73 employees, of which 70 were full time employees. Of such employees, 10 have managerial responsibilities, 22 are account executives, 8 are traders and 30 have administrative and operational duties, including persons engaged in other service areas such as customer service, research, money management, accounting, operations, compliance and marketing. The Company considers its relationship with its employees to be good.

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

ITEM 3. LEGAL PROCEEDINGS.

The Company is party to certain litigation as of September 30, 2000 which relates primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these items will not have a material adverse effect on the Company's consolidated financial statements.

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

Dividends

On February 25, 2000 the Board of Directors of the Company declared a 10% stock dividend for shareholders of record on March 10, 2000 and payable on March 24, 2000. Also, on February 12, 1999 the Board of Directors of the Company declared a 10% stock dividend for shareholders of record on March 5, 1999 and payable on March 26, 1999. As a result of the stock dividend of record date March 10, 2000 the common stock prices prior to March 10, 2000 (Fiscal Year 2000 second fiscal quarter) presented have been restated (reduced) by 10%. Also, as a result of the stock dividend of record date March 5, 1999 the common stock prices prior to March 5, 1999 (Fiscal Year 1999 second fiscal quarter) presented have been restated (reduced) by an additional 10%.

The Company has never paid nor declared cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company presently expects to retain its earnings to finance the development and expansion of its business. The payment by the Company of cash dividends, if any, on its Common Stock in the future is subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors.

                                                            High          Low
                                                            ----          ---
The Company's Common Stock, as traded under the symbol IAAC
Fiscal Year 1999
 First Quarter........(Oct. 98 - Dec. 98)................   1 29/32        43/64
 Second Quarter....(Jan. 99 - Mar. 99)...................  11 15/32      1  3/32
 Third Quarter.......(Apr. 99 - Jun. 99).................  15 29/32      3 41/64
 Fourth Quarter.....(Jul. 99 - Sep. 99)..................   8 13/32      5 11/64
Fiscal Year 2000
 First Quarter........(Oct. 99 - Dec. 99)................   8 11/64      4 13/64
 Second Quarter....(Jan. 00 - Mar. 00)...................  24 35/64      5 31/32
 Third Quarter.......(Apr. 00 - Jun. 00).................   8  7/32      2 1/8
 Fourth Quarter.....(Jul. 00 - Sep. 00)..................   6  1/8       3 1/8

Holders

As of September 30, 2000 there were approximately 97 shareholders of record of the Company's Common Stock, according to the records maintained by the Company's transfer agent. As of September 30, 2000 the Company estimates that there were over 750 beneficial owners of the Company's Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the financial statements and notes appearing elsewhere in this report. Certain statements in this discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate and securities market fluctuations, competition from within and from outside the investment brokerage industry, new products and services in the investment brokerage industry, changing trends in customer profiles and changes in laws and regulation applicable to the Company. Although the Company believes that its expectation with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that the actual results, performance or achievement of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

The Company's principal operating activities, market-making and trading in international securities and private client securities brokerage, are highly competitive and extremely volatile. The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations.

Results of Operations:

2000 Compared to 1999
The Company's revenues were derived primarily from trading revenues (net dealer inventory and investment gains) and commissions earned on the sale of securities. For the years ended September 30, 2000 and 1999, 41% and 33%, respectively, of total revenue was derived from trading revenue and 52% and 62%, respectively, of the Company's revenues came from commissions earned on the sale of securities.

Total revenue increased by approximately 24% to $12,280,941 in 2000 from $9,916,924 in 1999. This increase was primarily attributable to a $1,724,953 increase in trading revenue.

Commission revenue increased by approximately 3% to $6,353,212 in 2000 from $6,194,591 in 1999. Revenues from commissions are affected by both retail trading volume and the average commission dollar value. Based on the number of retail trades processed, 2000 volume increased by approximately 2% from 1999 levels. The dollar average of retail trades also increased by 2% for 2000 as compared with 1999. The average number of account executives decreased from an average of 30 in 1999 to an average of 26 in 2000, or a decrease of approximately 13%. Despite this decrease in account executives, productivity per account executive increased approximately 18% from the prior year.

Trading revenue (net dealer inventory and investment gains) increased by approximately 53% to $4,987,624 in 2000 from $3,262,671 in 1999. The Company's trading revenue is derived primarily from institutional clients. Institutional trading revenues generated approximately 79% and 71% of total trading revenue for the years ended September 30, 2000 and 1999, respectively. The growth in institutional trading in 2000 is attributable to the ongoing development of new institutional trading relationships by the Company as well as additional business from existing institutional clients. The value of institutional shares traded increased from $711 million in 1999 to $861 million in 2000. The number of institutional shares traded increased from 52 million shares in 1999 to over 94 million shares in 2000. Trading revenues from retail trading generated approximately 17% and 25% of total trading revenue for the years ended September 30, 2000 and 1999, respectively.

Revenues from management and investment advisory fees more than doubled to $188,191 in 2000 from $83,236 in 1999. This revenue increase is mainly due to increases in private client money management performance fees and increases in management fees from the Global eFund, a mutual fund that the Company began managing in May 2000.

Interest and dividend revenue increased by 55% to $375,095 for 2000 from $242,580 in 1999. This increase is primarily attributable to a higher average dollar amount of interest and dividend producing assets held by the Company as a result of higher institutional trading activity.

The loss from the Company's joint venture was up 61% to $55,286 in 2000 from $34,361 in 1999. The loss increased primarily due to higher sales force expenses without an immediate corresponding improvement in revenue. The loss from the Company's joint venture represents the Company's 50% share of the operating loss from the activity of International Assets New York, LLC, a 50/50 joint venture with Lakeside Investments, LLC of New York which began operations in December 1998. The joint venture operates as a securities brokerage branch office of International Assets Advisory Corporation.

Other revenues increased to $432,105 in 2000 from $168,207 in 1999 mainly due to the settlement of three arbitration matters.

The major expenses incurred by the Company relate to direct costs of its securities operations such as commissions and clearing fees (which includes commissions paid to account executives), employees compensation and benefits and promotion expense. Total expenses increased 28% to $11,758,594 in 2000, up from $9,221,553 in 1999. This increase in total expenses is mainly related to higher total revenues.

Commissions and clearing fees increased 8% to $4,315,884 in 2000, up from $4,000,910 in 1999. Clearing expense increased by $167,421, or approximately 13% for 2000 as compared to 1999. The increase in clearing expense is directly related to higher trading volumes. Commission expense increased 5% or $147,553 in 2000 as compared to 1999. The increase in commissions expense corresponds primarily to higher retail commission revenues as well as an increase in the effective commission payout to account executives.

Employees compensation and benefits were up 35% or $959,253, in 2000 as compared to 1999. The increase was primarily due to additional personnel associated with INTLTRADER.COM's start-up, International Assets Advisory Corporation's staffing needs and increases in performance-based bonus expense. The increase in bonus expense is primarily attributable to significant improvements in institutional trading revenues versus the prior year.

Communications expense was higher by $61,800, or approximately 23% for 2000 as compared to 1999. This increase is primarily due to investments in technology as additional communication links for INTLTRADER.COM and International Assets Advisory Corporation were required.

Promotion expense was up by $383,109, or approximately 46% in 2000 versus 1999. This increase was mainly due to the launch of INTLTRADER.COM. In addition, the Company incurred higher travel expenses associated with the Company's private capital raising efforts.

Occupancy and equipment rental expense increased by $30,950, or approximately 7% in 2000. This increase over last year was mainly due to higher lease expense for the Company's office facilities as well as increases in other operating lease expenses.

Professional fees were up by $58,380 in 2000 as compared to 1999 due to higher consulting fees.

Depreciation and amortization expense increased $215,116 in 2000 from a level of $152,002 in 1999 as a result of higher amortization expense associated with capitalized system development costs for INTLTRADER.COM.

Technology expenses were up $289,923 in 2000 from $45,782 in 1999 as new technology enhancements were completed for INTLTRADER.COM to support systems maintenance activities.

Other operating expenses were up $213,270, or 66% to $534,305 in 2000 over 1999 primarily related to increases in several operating expenses including dividend expense from securities sold, but not yet purchased and other operating office expenses.

The Company has reported net income of $279,143 for the year ended September 30, 2000 compared to net income of $397,181 for the previous year. The Company's effective income tax rate was approximately 47% in 2000 and 43% in 1999. The effective tax rate differs from the expected federal rate due to state income tax expense and the impact of permanent tax differences not deductible for tax purposes. These permanent tax differences had a greater impact on the effective tax rate in 2000 due to higher permanent tax differences and a lower net income in 2000.

1999 Compared to 1998
Total revenues increased by approximately 6% to $9,916,924 in 1999 from $9,350,223 in 1998. This increase was primarily attributable to a $1,470,932 increase in trading revenue (net dealer inventory and investment gains) that was partially offset by an $805,478 decrease in commission revenue.

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

Trading revenue (net dealer inventory and investment gains) increased by approximately 82% to $3,262,671 for 1999 from $1,791,739 for 1998. The increase in trading revenue is primarily attributable to increases in both institutional trading and increases in Company investment portfolio valuations. The increases in institutional trading and investment portfolio valuations were partially offset by decreases in retail equity and retail fixed income trading activity. The increase in institutional trading is attributable to the ongoing development of new institutional trading relationships by the Company as well as maintenance of existing institutional relationships.

Revenues from management and investment advisory fees increased by approximately 13% to $83,236 for 1999 from $73,657 for 1998. The increase is primarily due to increases in the dollar amount of money under management partially offset by decreases in investment supervisory fees.

Interest and dividend revenue decreased by approximately 10% to $242,580 for 1999 from $269,855 in 1998. This decrease is primarily attributable to decreases in interest bearing securities held by the Company throughout the year versus the portion of equity securities held by the Company due to the increase in institutional trading activity.

Total expenses decreased by $425,829, or approximately 4% for 1999 as compared to 1998. The major expenses incurred by the Company relate to direct costs of its securities operations such as commissions and clearing fees, employees compensation and benefits, communications and promotion expense.

Commissions and clearing fees decreased by $289,059, or approximately 7% for 1999 as compared to 1998. This decrease in commissions and clearing fees is directly related to the 12% decrease in commission revenue.

Employees compensation and benefits increased by $807,645, or approximately 42% for 1999 as compared to 1998. The increase in employees compensation and benefits expense is primarily due to the increase in performance based bonus expense and an increase in retirement plan profit sharing expense. The increase in performance based bonus and retirement plan profit sharing expense is based on the $695,371 income before income taxes incurred for 1999 compared to the $297,159 loss before income taxes for 1998. The increase in employees compensation and benefits is also due to the creation of additional staff positions related to ITCI's start-up as well as IAAC's staffing needs.

Communications expense decreased by $59,454, or approximately 18% for 1999 as compared to 1998. This decrease is due to decreased telephone expense due to the corresponding decrease in average account executives from 39 in 1998 to 30 for 1999.

Promotion expense decreased by $352,539, or approximately 30% for 1999 as compared to 1998. This decrease is primarily due to the planned reduction of promotion expenditures for print media, including newsletter publication, lead generation and related postage expense.

Occupancy and equipment rental expense increased by $83,039, or approximately 23% for 1999 as compared to 1998. This increase was due to a previously negotiated lease increase for the Company's premises as well as increases in other operating lease expense. The increase was also due to a negotiated, time specific rent adjustment realized during the five months from September 1997 through January 1998.

Professional fees decreased by $175,704, or 41% for 1999 as compared to 1998. This decrease is primarily due to significantly higher legal fees incurred during 1998 related to a closed 1998 NASD arbitration matter.

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

Liquidity and Capital Resources

Substantial portions of the Company's assets are liquid. At September 30, 2000, approximately 81% of the Company's assets consisted of cash, cash equivalents and marketable securities. All assets are financed by the Company's equity capital, short-term borrowings from securities lending transactions and other payables.

IAAC, a wholly owned registered securities broker/dealer subsidiary, is subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At September 30, 2000, IAAC had net capital of $3,128,541 which was $2,593,041 in excess of its minimum net capital requirement at that date.

ITCI, a wholly owned registered securities broker subsidiary, is also subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At September 30, 2000, ITCI had net capital of $239,466, which was $189,466 in excess of its minimum net capital requirement at that date.

In the opinion of management, the Company's existing capital and cash flow from operations will be adequate to meet the Company's capital needs for at least the next twelve months in light of known and reasonably estimated trends. At this time additional private financing is being sought for technology, staffing and promotional efforts based upon the Company's strategic plan. This plan has an operational emphasis on technology driven international securities order flow. In conjunction with the Company's strategic plan, the Company has engaged UBS Warburg (formerly known as Paine Webber) as its financial advisor to arrange and negotiate a private placement of securities issued by the Company or to find a strategic partner. UBS Warburg has been engaged to use its best efforts in connection with a private placement and does not have any obligation to purchase any securities issued by the Company or to provide financing of any kind to the Company.

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

ITEM 7.            CONSOLIDATED FINANCIAL STATEMENTS

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent Auditors' Report.................................................F-1

Consolidated Balance Sheets as of
     September 30, 2000 and 1999.............................................F-2

Consolidated Statements of Operations for the Years Ended
     September 30, 2000 and 1999.............................................F-3

Consolidated Statements of Stockholders' Equity for the Years Ended
     September 30, 2000 and 1999.............................................F-4

Consolidated Statements of Cash Flows for the Years Ended
     September 30, 2000 and 1999.............................................F-5

Notes to Consolidated Financial Statements...................................F-7

[GRAPHIC OMITTED]

     111 North Orange Avenue, Suite 1600
     P.O. Box 3031
     Orlando, FL 32802



                          Independent Auditors' Report

The Board of Directors
International Assets Holding Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheets of International Assets Holding Corporation and Subsidiaries as of September 30, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Assets Holding Corporation and Subsidiaries as of September 30, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                    [GRAPHIC OMITTED]

November 3, 2000
Orlando, Florida

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           September 30, 2000 and 1999

                               Assets                                            2000          1999
                                                                            ------------   ------------
Cash                                                                        $    529,681        380,070
Cash deposits with clearing broker                                             4,733,862      3,798,679
Foreign currency                                                                   8,316         30,255
Other receivables                                                                 90,115         42,694
Loans to officers                                                                205,671             --
Securities owned, at market value                                              3,316,513      3,585,566
Investment in Joint Venture                                                       20,353         15,639
Income taxes receivable                                                          452,032        115,081
Deferred income tax benefit                                                       44,442         84,033

Property and equipment, at cost:
   Equipment, furniture and leasehold improvements                             1,149,921      1,135,082
   Less accumulated depreciation and amortization                               (765,065)      (731,057)
                                                                            ------------   ------------
       Net property and equipment                                                384,856        404,025
Software development, net of accumulated amortization of
   $151,280 in 2000 and $0 in 1999                                               416,810        193,898
Prepaid expenses and other assets, net of accumulated amortization
of $170,512 in 2000 and $144,508 in 1999                                         260,103        127,598
                                                                            ------------   ------------
              Total assets                                                  $ 10,462,754      8,777,538
                                                                            ============   ============
                Liabilities and Stockholders' Equity
Liabilities:
   Foreign currency sold, but not yet purchased                             $     11,903         36,482
   Securities sold, but not yet purchased, at market value                     1,202,659        990,482
   Payable to clearing broker, net                                                24,330        230,443
   Accounts payable                                                              260,718        154,950
   Accrued employee compensation and benefits                                  1,055,238        744,076
   Accrued expenses                                                              191,725        260,565
   Deferred income taxes                                                         177,649         91,807
   Payable to Joint Venture                                                        2,027          9,384
   Other liabilities                                                              68,367        120,343
                                                                            ------------   ------------
          Total liabilities                                                    2,994,616      2,638,532
                                                                            ------------   ------------
Commitments and contingent liabilities

Stockholders' equity:
   Preferred stock, $.01 par value.  Authorized 3,000,000
       shares; issued and outstanding 0 shares                                        --             --
   Common stock, $.01 par value.  Authorized 8,000,000
       shares; issued and outstanding 2,209,468 shares in
       September 2000 and 1,725,428 shares in September 1999                      22,095         17,254
   Additional paid-in capital                                                  7,666,333      4,588,928
   Retained earnings (deficit)                                                  (220,290)     1,532,824
                                                                            ------------   ------------
          Total stockholders' equity                                           7,468,138      6,139,006
                                                                            ------------   ------------
          Total liabilities and stockholders' equity                        $ 10,462,754      8,777,538
                                                                            ============   ============

See accompanying notes to consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended September 30, 2000 and 1999

                                                                          2000            1999
                                                                      ------------    ------------
Revenue:
    Commissions                                                       $  6,353,212       6,194,591
    Net dealer inventory and investment gains                            4,987,624       3,262,671
    Management and investment advisory fees                                188,191          83,236
    Interest and dividends                                                 375,095         242,580
    Loss from joint venture                                                (55,286)        (34,361)
    Other income                                                           432,105         168,207
                                                                      ------------    ------------
                 Total revenue                                          12,280,941       9,916,924
                                                                      ------------    ------------
Expenses:
    Commissions and clearing fees                                        4,315,884       4,000,910
    Employees compensation and benefits                                  3,693,690       2,734,437
    Communications                                                         330,641         268,841
    Promotion                                                            1,216,914         833,805
    Occupancy and equipment rental                                         475,223         444,273
    Interest                                                                 5,109           4,829
    Professional fees                                                      308,967         250,587
    Insurance                                                              175,038         165,052
    Depreciation and amortization                                          367,118         152,002
    Technology                                                             335,705          45,782
    Other expenses                                                         534,305         321,035
                                                                      ------------    ------------
                 Total expenses                                         11,758,594       9,221,553
                                                                      ------------    ------------
                 Income before income taxes                                522,347         695,371

Income tax expense                                                         243,204         298,190
                                                                      ------------    ------------
                 Net income                                           $    279,143         397,181
                                                                      ============    ============
Earnings per share:

      Basic                                                           $       0.13            0.22
                                                                      ============    ============
      Diluted                                                         $       0.12            0.18
                                                                      ============    ============
Weighted average number of common shares outstanding:

      Basic                                                              2,123,064       1,835,696
                                                                      ============    ============
      Diluted                                                            2,370,974       2,220,035
                                                                      ============    ============

See accompanying notes to consolidated financial statements

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                     Years ended September 30, 2000 and 1999

                                                                         Additional      Retained       Total
                                           Preferred        Common        paid-in        earnings      Treasury     stockholders'
                                             stock          stock         capital       (deficit)        stock           equity
                                         -------------    ----------     ----------     ----------     ----------     ----------
Balances at September 30, 1998           $          --        14,816      3,564,648      1,831,686             --      5,411,150

Acquisition of 5,316 common shares                  --            --             --             --        (12,896)       (12,896)

Retirement of 5,316 common shares
  held in treasury                                  --           (53)       (11,485)        (1,358)        12,896             --

Exercise of employee stock option                   --         1,008        342,563             --             --        343,571

10% stock dividend                                  --         1,483        693,202       (694,685)            --             --

Net income                                          --            --             --        397,181             --        397,181
                                         -------------    ----------     ----------     ----------     ----------     ----------
Balances at September 30, 1999                      --        17,254      4,588,928      1,532,824             --      6,139,006

Issuance of common stock for services               --            81         42,909             --             --         42,990

Income tax benefit from ISO
  disqualifying dispositions                        --            --        322,522             --             --        322,522

Exercise of employee stock option                   --         2,777        681,700             --             --        684,477

10% stock dividend                                  --         1,983      2,030,274     (2,032,257)            --             --

Net income                                          --            --             --        279,143             --        279,143
                                         -------------    ----------     ----------     ----------     ----------     ----------
Balances at September 30, 2000           $          --        22,095      7,666,333       (220,290)            --      7,468,138
                                         =============    ==========     ==========     ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended September 30, 2000 and 1999

                                                                          2000                   1999
                                                                       -----------           -----------
Cash flows from operating activities:
   Net income                                                          $   279,143               397,181
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                       367,118               152,001
       Deferred income taxes                                               125,433               118,043
       Loss on disposals of property and equipment                             300                    --
       Non-cash compensation                                                    --                30,271
       Loss from joint venture                                              55,286                34,361
       Tax benefit from exercise of nonqualified stock option                   --                23,829
       Tax benefit from disqualifying dispositions
         of incentive stock options                                        322,522                    --
       Cash provided by (used for) changes in:
         Receivable from clearing broker, net                                   --               791,753
         Other receivables                                                 (47,421)               20,829
         Securities owned, at market value                                 269,053            (1,570,832)
         Income taxes receivable                                          (336,951)              (47,683)
         Prepaid expenses and other assets                                (158,509)              (54,682)
         Foreign currency sold, but not yet purchased                      (24,579)               29,276
         Securities sold, but not yet purchased, at market
           value                                                           212,177               700,079
         Payable to clearing broker, net                                  (206,113)              230,443
         Accounts payable                                                  105,768                82,350
         Accrued employee compensation and benefits                        311,162               452,540
         Accrued expenses                                                  (68,840)              (91,979)
         Payable to joint venture                                           (7,357)                9,384
         Other liabilities                                                 (51,976)                2,498
                                                                       -----------           -----------
         Net cash provided by operating activities                       1,146,216             1,309,662
                                                                       -----------           -----------
Cash flows from investing activities:
   Investment in joint venture                                             (60,000)              (50,000)
   Loans to officers                                                      (205,671)                   --
   Costs of additional property, equipment and software
     development                                                          (545,157)             (373,308)
                                                                       -----------           -----------
         Net cash used for investing activities                           (810,828)             (423,308)
                                                                       -----------           -----------
Cash flows from financing activities:

     Exercise of employee stock options                                    684,477               289,471
     Issuance of common stock for services performed                        42,990                    --
     Acquisition of common shares related to terminated
       ESOP participants and RSP participants                                   --               (12,896)
                                                                       -----------           -----------
         Net cash provided by financing activities                         727,467               276,575
                                                                       -----------           -----------
         Net increase in cash and cash equivalents                       1,062,855             1,162,929
Cash and cash equivalents at beginning of year                           4,209,004             3,046,075
                                                                       -----------           -----------
Cash and cash equivalents at end of year                               $ 5,271,859             4,209,004
                                                                       ===========           ===========

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended September 30, 2000 and 1999

                                                                          2000                   1999
                                                                       -----------           -----------
Supplemental disclosures of cash flow information:

       Cash paid for interest:                                         $     5,109                 4,829
                                                                       ===========           ===========
       Income taxes paid                                               $   132,200               204,000
                                                                       ===========           ===========
Supplemental disclosure of noncash financing activities:
       On March 24, 2000, the Company issued 198,269 shares of
                common stock in conjunction with a ten percent stock
                dividend

       On March 26, 1999, the Company issued 148,199 shares of common stock in conjunction with a ten percent stock dividend

See accompanying notes to consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2000 and 1999


(1)  Summary of Significant Accounting Policies

     (a)  Principles of Consolidation

          The consolidated financial statements include the accounts of International Assets Holding Corporation (the Company or the parent company) and its six wholly owned subsidiaries, International Assets Advisory Corp. (IAAC), International Assets Management Corp., Global Assets Advisors, Inc., International Financial Products, Inc., INTLTRADER.COM, Inc. (ITCI), and OffshoreTrader.com Ltd. International Assets Advisory Corp. is a registered broker/dealer under the Securities Act of 1934. Its securities transactions are cleared through Wexford Clearing Services Corporation (a wholly owned, guaranteed subsidiary of Prudential Securities Incorporated) on a fully disclosed basis. International Assets Management Corp. was formed to manage the physical assets of the Company. Global Assets Advisors, Inc. provides investment advisory and account management services. International Financial Products, Inc. is inactive but was formed to market products, which were not investments, but were related to the financial industry. INTLTRADER.COM, Inc. is a registered broker under the Securities Act of 1934 and was formed to provide on-line brokerage transactions of foreign and domestic securities using the Internet. OffshoreTrader.com Ltd. was incorporated to explore global internet securities trading for non-U.S. citizens. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b)  Cash and Cash Equivalents

          Cash equivalents consist of cash deposits with clearing broker and foreign currency. Cash deposits with clearing broker consist of cash and money market funds stated at cost, which approximate market. The money market funds earn interest at varying rates on a daily basis. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     (c)  Foreign Currency

          The value of a foreign currency, including a foreign currency sold, but not yet purchased, is converted into its U.S. dollar equivalent at the foreign exchange rate in effect at the close of business on the balance sheet date.


                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2000 and 1999


     (d)  Financial Instruments

          As of September 30, 2000 and 1999, the carrying value of the Company's financial instruments including cash, cash deposits with clearing broker, foreign currency, receivables, accounts payable and accrued expenses approximate their fair values, based on the short-term maturities of these instruments. Additionally, the carrying value of securities owned and any securities and foreign currency sold, but not yet purchased, approximate their fair value at September 30, 2000 and 1999 as they are based on quoted market prices.

     (e)  Valuation of Securities

          Each listed security is valued at the last reported sale price on that day. Listed securities not traded on an exchange that day, and other securities, which are traded in the over-the-counter market, are valued at the market's current bid price for securities owned and current asked price for securities sold, but not yet purchased. The value of a foreign security is determined in its national currency on the exchange on which it is traded, which value is then converted into its U.S. dollar equivalent at the foreign exchange rate in effect following the close of the stock exchange in the country where the security is issued and traded.

          As of September 30, 2000, securities include a limited partnership ownership interest of $86,992. The limited partnership ownership interest is recorded at fair value, which has been determined by management. This limited partnership ownership interest is held for the Company's investing purposes and is not held for sale to the Company's customers.

     (f)  Revenue Recognition

          The revenues of the Company are derived principally from commissions earned on the sale of securities from realized and unrealized trading income in securities purchased or sold for the Company's account and from management and investment advisory fees. Commissions and related clearing expenses are recorded on a trade-date basis as securities transactions occur. Interest income is recorded on the accrual basis and dividend income is recognized upon receipt.

     (g)  Depreciation and Amortization

          Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the estimated period of benefit to be received from the assets, which approximates six years.

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2000 and 1999


          Intangible assets, included in other assets in the accompanying consolidated balance sheets, are amortized using the straight-line method over the estimated period of benefit to be received from the assets, which approximates five years.

          Software development costs that have reached that stage of functionality are amortized using the straight-line method over the estimated period of benefit to be received from these costs, which approximates two years.

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

     (i)  Advertising

          The Company expenses costs of advertising as incurred and have included these expenses in promotion expenses in the accompanying consolidated statements of operations. Advertising costs for the years ended September 30, 2000 and 1999 were $653,161 and $397,090, respectively.

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

                           September 30, 2000 and 1999


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

     (l)  Earnings Per Share

          Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding.

          Option to purchase 77,480 and 10,900 shares of common stock were excluded from the calculation of diluted earnings per share for the years ended September 30, 2000 and 1999, respectively, because their exercise price exceeded the average market price of common stock for the period.

     (m)  Future Application of Accounting Standards

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The implementation date of SFAS 133 was amended by SFAS 137 and is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Assuming its future use of derivative instruments mirrors its historic usage, the Company does not believe that the implementation of SFAS 133 will have a significant impact on the consolidated financial statements of the Company.

     (n)  Reclassification

          Certain amounts in the 1999 financial statements have been reclassified to conform with 2000.

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2000 and 1999


(2)  Related Party Transactions

     During November 1999 the Board of Directors of the Company approved a consulting agreement with the former President of the Company, who continues to serve on the Board of Directors of the Company, for a 6 month duration from December 15, 1999 through June 15, 2000, for a fee of $6,000 per month. After June 15, 2000 this director was compensated in the same manner as the Company's other outside Directors.

     On January 4, 2000 the Company made a loan to the CEO of the Company including the execution and receipt of a $250,000 promissory note due January 3, 2001. The promissory note includes interest of 6 percent per annum. The loan to officer was previously approved by the Company's Board of Directors. As of September 30, 2000 the remaining principal balance of the promissory note including accrued interest is approximately $139,285.

     On August 28, 2000 the Company made a loan to a Vice President of the Company including the execution and receipt of a $66,000 promissory note due August 27, 2001. The promissory note includes interest of 6.27 percent per annum. As of September 30, 2000 the remaining principal balance of the promissory note including accrued interest is approximately $66,386.

     The Company has engaged, on a task-by-task basis, a creative design firm that is partially owned by a spouse of an officer of the Company. The Company incurred promotional expense related to this creative design firm totaling approximately $121,000 and $47,000 during the years ended September 30, 2000 and 1999, respectively.

(3)  Securities Owned and Securities Sold, But Not Yet Purchased

     Securities owned and securities sold, but not yet purchased at September 30, 2000 and 1999 consist of trading and investment securities at market values as follows:

                                                                                             Sold, but
                                                                                              not yet
                                                                          Owned              purchased
                                                                        ----------          ----------
2000:
    Obligations of U.S. Government                                      $  256,042                  --
    Common stock and American Depository Receipts                        2,615,003           1,093,608
    Corporate and municipal bonds                                          119,370              54,526
    Foreign government obligations                                          91,210              54,525
    Unit investment trusts, mutual funds and other investments             234,888                  --
                                                                        ----------          ----------
                                                                        $3,316,513           1,202,659
                                                                        ==========          ==========

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2000 and 1999

                                                                                           Sold, but not
                                                                           Owned           yet purchased
                                                                         ----------          ----------
1999:
     Obligations of U.S. Government                                      $  241,396                  --
     Common stock and American Depository Receipts                        2,573,717             945,053
     Corporate and municipal bonds                                          209,340                  --
     Foreign government obligations                                         257,083                  --
     Unit investment trusts, mutual funds and other investments             304,030              45,429
                                                                         ----------          ----------
                                                                         $3,585,566             990,482
                                                                         ==========          ==========

(4)  Receivable From and Payable to Clearing Organization

     Amounts receivable from and payable to clearing organization at September 30, 2000 and 1999 consist of the following:

                                         Receivable         Payable
                                          --------          --------
 2000:
    Commission income receivable          $ 51,943                --
    Clearing fee payable                        --             7,392
    Open transactions, net                      --            68,881
                                          --------          --------
                                          $ 51,943            76,273
                                          ========          ========
1999:
    Commission income receivable          $ 69,465                --
    Clearing fee payable                        --             9,688
    Open transactions, net                      --           290,220
                                          --------          --------
                                          $ 69,465           299,908
                                          ========          ========

     As these amounts are short-term in nature, the carrying amount is a reasonable estimate of fair value.

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2000 and 1999


(5)  Investment in Joint Venture

     On September 30, 1998, the Company signed a 50/50 Joint Venture Agreement
     (JV) with Lakeside Investments, LLC (Lakeside) of New York. On October 1, 1998, the joint venture effected the incorporation of International Assets New York, LLC (IANY) a 50/50 owned entity formed to transact the business for the JV. IANY has elected partnership federal income tax treatment. Each party made an initial contribution of $50,000 during the year ended September 30, 1999. During the years ended September 30, 2000 and 1999, the parties made an equal subsequent capital contribution of $60,000 and $50,000, respectively. Additionally, they committed to contribute an additional optional $90,000 at a later date. A principal of Lakeside actively manages this business. IANY offers a variety of financial strategies to high net worth private investors resident in the United States and certain foreign countries. The Company accounts for this investment under the equity method of accounting.

     For the years ended September 30, 2000 and 1999, the Company has recorded a loss of $55,286 and $34,361, respectively for 50 percent of the joint venture's loss for the period. As of September 30, 2000 and 1999, the Company had a payable to the joint venture of $2,027 and $9,384, respectively, which relates to joint venture cash outlays which were made on behalf of the Company.

(6)  Financial Instruments with Off-Balance Sheet Risk

     The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker/dealer. In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the consolidated financial statements at September 30, 2000 at market values of the related securities (totaling $1,202,659) and will incur a loss if the market value of the securities increases subsequent to September 30, 2000.

(7)  Capital and Cash Reserve Requirements

     As of September 30, 2000 and 1999, IAAC is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1), which requires the maintenance of minimum net capital at an amount equal to the greater of $100,000, 6-2/3 percent of aggregate indebtedness, or $2,500 for each security in which a market is made with a bid price over $5 and $1,000 for each security in which a market is made with a bid price of $5 or less with a ceiling of $1,000,000, and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. As of September 30, 2000, the Company had excess net capital of $2,593,041 and a ratio of aggregate indebtedness to net capital of 0.47 to 1.

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2000 and 1999


     As of September 30, 2000, ITCI is subject to the SEC uniform net capital rule (Rule 15c3-1), which requires the maintenance of minimum net capital at an amount equal to the greater of $50,000, 12.5 percent of aggregate indebtedness (for the first year of operations) and 6-2/3 percent of aggregate indebtedness after the first year of operations. At September 30, 2000, the Company had excess net capital of $189,466 and a ratio of aggregate indebtedness to net capital of approximately 0.47 to 1.

     IAAC and ITCI are exempt from customer reserve requirements and providing information relating to possession or control of securities pursuant to Rule 15c3-3 of the Securities and Exchange Act of 1934. Both IAAC and ITCI meet the exemptive provisions of Paragraph (k)(2)(ii).

(8)  Leases

     The Company is obligated under various noncancelable operating leases for the rental of its office facilities and certain office equipment. Rent expense associated with operating leases amounted to $386,900 and $344,900 for the years ended September 30, 2000 and 1999, respectively. Future minimum lease payments under noncancelable operating leases as of September 30, 2000 are as follows:

         Year ending September 30,
         -------------------------
                  2001                                         $291,000
                  2002                                           81,000
                  2003                                           50,500
                  2004                                            3,300
                                                               --------
                     Total future minimum lease payments       $425,800
                                                               ========

     During April 2000, IANY, the Company's joint venture, executed an amendment for its leased office facilities. The amendment increases the square footage leased from approximately 1,402 square feet to 1,975 square feet. The amendment extended the lease term for a 36 month period commencing on September 1, 2000. Based on this lease amendment the remaining base rental commitment for IANY is $144,010 (Fiscal year ending: September 30, 2001, $49,375; September 30, 2002, $49,375 and September 30, 2003, $45,260). The
     Company and Lakeside Investments, LLC, each executed a 100 percent guaranty for the joint venture office lease for IANY. Concurrently, the Company and Lakeside Investments, LLC executed indemnification agreements expressly agreeing to indemnify each other related to this lease guarantee in accordance with each parties proportionate ownership (50/50).

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2000 and 1999

(9)  Income Taxes

     Income tax expense for the years ended September 30, 2000 and 1999 consists of:

                              Current           Deferred            Total
                              --------          --------          --------
         2000:
             Federal          $100,807           107,100           207,907
             State              16,964            18,333            35,297
                              --------          --------          --------
                              $117,771           125,433           243,204
                              ========          ========          ========
         1999:
             Federal          $154,065           100,790           254,855
             State              26,082            17,253            43,335
                              --------          --------          --------
                              $180,147           118,043           298,190
                              ========          ========          ========

     Total income tax expense for the years ended September 30, 2000 and 1999 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to income before income taxes as a result of the following:

                                                              2000                              1999
                                                    -------------------------         -------------------------
                                                                    % of pretax                       % of pretax
                                                     Amount            income          Amount            income
                                                    --------           ------         --------           ------
Computed "expected" tax expense                     $177,598             34.0%        $236,426             34.0%
Increase in income tax expense
   resulting from:
       State income taxes, net of
         federal income tax benefit                   23,296              4.5%          28,601              4.1%
       Meals and entertainment expense not
         deductible for tax purposes                  31,590              6.0%          27,841              4.0%
       Memberships                                     7,204              1.4%           4,822              0.7%
       Other, net                                      3,516              0.7%             500              0.1%
                                                    --------           ------         --------           ------
                                                    $243,204             46.6%        $298,190             42.9%
                                                    ========           ======         ========           ======

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2000 and 1999


     Deferred income taxes as of September 30, 2000 and 1999 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial statement purposes and such amounts as measured by tax laws. The temporary differences give rise to deferred tax assets and liabilities, which are summarized below as of September 30, 2000 and 1999:

                                                         2000                1999
                                                      ---------           ---------
Gross deferred tax liabilities:
   Accumulated depreciation and amortization          $ (20,803)            (18,843)
   Software development costs                          (156,846)            (72,964)
                                                      ---------           ---------
       Total gross deferred tax liabilities            (177,649)            (91,807)
                                                      ---------           ---------
Gross deferred tax assets:
   Accrued reserves                                          --              39,696
   Investment in Limited Partnership                      3,770               3,802
   Rent abatement                                            --               2,410
   Amortization of other assets                          40,672              35,279
   Contributions carryover                                   --               2,846
                                                      ---------           ---------
       Total gross deferred tax assets                   44,442              84,033
                                                      ---------           ---------
                                                      $(133,207)             (7,774)
                                                      =========           =========

     There was no valuation allowance for deferred tax assets as of September 30, 2000 and 1999. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of September 30, 2000, based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

(10) Employee Benefit Plans

     Effective May 1, 1999, the Company implemented a defined contribution 401(k) Profit Sharing Plan ("401(k) Plan"). The 401(k) Plan amended and restated the Company's employee stock ownership plan ("ESOP"), which was effective December 30, 1992. This plan retains the 401(k) profit sharing features of the December 30, 1992 plan, and effective May 1, 1999, deletes the employee stock ownership plan provisions. Those participants who had account balances in the ESOP portion of the plan, as of May 1, 1999 will retain certain ESOP rights, such as the right to receive distributions in the form of employer common stock.

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2000 and 1999


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

     IAAC's contributions to these employee benefit plans for the years ended September 30, 2000 and 1999 are summarized as follows:

                                                      2000              1999
                                                --------------     ------------

                  RSP                            $   40,000            44,408
                  401(k) Plan - ESOP                 40,000            25,592
                                                --------------     ------------

                                                 $   80,000            70,000
                                                ==============     ============

     Employer contributions gradually vest over seven years, and employee contributions are fully vested at all times, are paid upon death, disability, retirement or termination of employment.

     As of September 30, 2000 and 1999, 163,270 and 275,189 common shares of the Company were allocated to ESOP participants, respectively. During the years ended September 30, 2000 and 1999, 0 and 4,283 common shares of the Company were purchased from terminated ESOP participants.

     As of September 30, 2000 and 1999, 69,694 and 71,173 common shares of the Company were allocated to RSP participants, respectively. During the years ended September 30, 2000 and 1999, 0 and 2,149, respectively, common shares of the Company were purchased from terminated RSP participants.

(11) Stock Options

     The International Assets Holding Corporation Stock Option Plan (the "Plan") was adopted by the Board of Directors of the Company and approved by the Company's stockholders during January 1993. The Plan permits the granting of awards to employees and directors of the Company and its subsidiaries in the form of stock options. Stock options granted under the Plan may be "incentive stock options" meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options, which do not meet the requirements of Section 422. As of September 30, 2000, a total of 839,300 shares of the Company's common stock had been reserved for issuance pursuant to options granted under the Plan.

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2000 and 1999


     The Plan is administered by the Company's Board of Directors or a committee thereof. The Plan gives broad powers to the Board of Directors to administer and interpret the Plan, including the authority to select the individuals to be granted options and rights and to prescribe the particular form and conditions of each option or right granted. All options are granted at an exercise price equal to the fair market value or 110 percent of the fair market value of the Company's common stock on the date of the grant. Awards may be granted pursuant to the Plan through January 2003. The Board of Directors at its sole discretion may terminate the Plan earlier.

     At September 30, 2000, there were 1,482 additional shares available for grant under the Plan. Using the Black Scholes option-pricing model, the per share weighted-average fair value of stock options granted during 2000 and 1999, where exercise price equals the market price of the stock on the grant date, was $5.02 and $0.96, respectively.

     The following weighted average assumptions were used:

                                                                                     2000                1999
                                                                                ----------------    ----------------
           Exercise price equal to market price on grant date:
               Expected risk-free interest rate                                      6.32%                5.16%
               Expected life                                                      6.91 years           5.2 years
               Expected volatility                                                   73.5%                55.3%
               Expected dividend yield                                               0.00%                0.00%

           Exercise price greater than market price on grant date:
               Expected risk free interest rate                                        --                 5.14%
               Expected life                                                           --               5 years
               Expected volume                                                         --                 54.2%
               Expected dividend yield                                                 --                 0.00%

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

                                                               2000            1999
                                                          --------------   -------------
         Net income                     As reported        $  279,143         397,181
                                        Pro forma          $   70,965         255,653

         Basic earnings per share       As reported        $     0.13            0.22
                                        Pro forma          $     0.03            0.14

         Diluted earnings per share     As reported        $     0.12            0.18
                                        Pro forma          $     0.03            0.12

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2000 and 1999


     Pro forma net income reflects only options granted from 1996 to 2000. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' expected life ranging from 5 to 8.5 years and compensation cost for options granted prior to October 1, 1995 is not considered.

     Stock option activity during the fiscal years ended September 30, 1999 and 2000 is as follows:

                                                                                Weighted-
                                                                                average
                                                            Number of           exercise
                                                             shares              price
                                                         ----------------    ----------------
           Outstanding at September 30, 1998                   530,560       $      2.70
               Granted                                         304,655              1.50
               Exercised                                      (110,698)             2.74
               Forfeited                                       (25,933)             2.95
               Expired                                              --                --
                                                         ----------------    ----------------

           Outstanding at September 30, 1999                   698,584              2.16
               Granted                                         152,480              6.84
               Exercised                                      (300,840)             2.28
               Forfeited                                      (129,492)             1.77
               Expired                                              --                --
                                                         ----------------    ----------------
           Outstanding at September 30, 2000                   420,732       $      4.17
                                                         ================    ================

     At September 30, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.25 - 11.70 and
     7.85 years, respectively.

     At September 30, 2000 and 1999, the number of options exercisable was 42,513 and 192,494, respectively, and the weighted-average exercise price of those options was $3.62 and $2.95, respectively.

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2000 and 1999


     Incentive Stock Options

     As of September 30, 2000, options outstanding under qualified incentive stock options, including their grant date, exercise price and expiration date, were as follows:

                   Options                                          Exercise
                 outstanding              Grant date                  price            Expiration date
              -------------------    ----------------------      ---------------     -------------------
                    26,544           January 23, 1993            $     3.87          January 23, 2003
                     4,796           August 12, 1994                   4.17          August 12, 2004
                     7,194           December 21, 1995                 2.28          December 21, 2005
                    26,378           December 28, 1995                 2.09          December 28, 2005
                     8,393           December 28, 1995                 1.90          December 28, 2005
                     3,597           March 7, 1996                     2.28          March 7, 2006
                    23,381           December 11, 1996                 2.51          December 11, 2006
                    11,990           August 26, 1997                   3.27          August 26, 2007
                     5,995           October 1, 1998                   1.49          October 1, 2008
                    83,930           November 2, 1998                  1.38          November 2, 2008
                    19,184           November 2, 1998                  1.25          November 2, 2008
                    11,990           January 6, 1999                   1.25          January 6, 2009
                    29,430           December 9, 1999                  7.17          December 9, 2009
                    21,800           January 28, 2000                 11.70          January 28, 2010
                    26,250           March 10, 2000                   11.63          March 10, 2010
                    75,000           April 27, 2000                    5.19          April 27, 2010
              -------------------
                   385,852
              ===================

     The options granted on January 23, 1993 are exercisable at 25% per year beginning two years from the date of grant. The options granted on August 12, 1994, December 21, 1995, March 7, 1996, December 11, 1996, August 26,
     1997, October 1, 1998, January 6, 1999 and December 9, 1999, are exercisable at 20 percent per year beginning three years from the date of grant. The options granted on December 28, 1995, January 28, 2000, March 10, 2000 and the 19,184 options granted on November 2, 1998 are exercisable at 20 percent per year beginning one year from the date of grant. The 83,930 options granted on November 2, 1998 are exercisable at 30 percent, 30 percent, 40 percent over a three-year period beginning a year from the date of grant. The options granted on January 28, 2000 are exercisable at 33 percent, 33 percent and 34 percent over a three-year period beginning a year from the date of grant. The options granted on April 27, 2000 are exercisable at 26 percent, 26 percent, 26 percent, 22 percent over a four-year period beginning on October 1, 2000.

     As of September 30, 2000 and 1999, 33,139 and 190,096 options, respectively, were exercisable under qualified incentive stock options. During the year ended September 30, 2000, 300,840 options were exercised with a weighted average exercise price of $2.28.

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2000 and 1999


     Nonqualified Stock Options

     As of September 30, 2000, options outstanding under nonqualified options, including their grant date, exercise price and expiration date, were as follows:

                   Options                                          Exercise
                 outstanding              Grant date                  price            Expiration date
              -------------------    ----------------------      ---------------     -------------------
                   11,990            July 20, 1998               $        2.40       July 20, 2008
                   11,990            January 6, 1999                      1.25       January 1, 2009
                   10,900            June 4, 1999                         6.65       June 4, 2009
             -------------------
                   34,880
             ===================

     The nonqualified stock options granted July 20, 1998, January 6, 1999 and June 4, 1999 are exercisable at 20 percent per year beginning one year from the date of grant.

     As of September 30, 2000 and 1999, 9,374 and 2,398 options, respectively, were exercisable under nonqualified stock options. During the year ended September 30, 2000, none of the nonqualified stock options were exercised.

(12) ITCI Stock Option and Plan

     The Board of Directors of ITCI adopted a stock option plan ("ITCI Plan') retroactively as of December 31, 1998. The ITCI Plan is intended to constitute both an "incentive stock option" and a "plan" within the meaning of qualifying under Section 422 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder. The ITCI Plan permits the granting of an option of 111 common shares (approximately 10 percent of the total common shares) of ITCI to a sole participant. The ITCI Plan expires on December 31, 2002. Retroactively, as of December 1, 1998 this one incentive stock option was granted to a sole participant. The purchase price of the 111 common shares is $98.95 per common share, being 100 percent of the estimated fair market value per share of common stock as of December 1, 1998.

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

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2000 and 1999


     There has been no vesting as of September 30, 2000, and like the Parent, the Company recognizes compensation expense under APB No. 25 and no such expense would be recognized until the achievement of the financial benchmarks.

(13) Preferred Stock

     The Company has authorized 3,000,000 shares of its preferred stock for issuance at a par value of $.01 per share. As of September 30, 2000 and 1999, no shares have been issued and the Board of Directors has not yet determined the specific rights and privileges of these shares.

(14) Stock Dividend

     On February 25, 2000, the Company declared a ten percent stock dividend to shareholders of record as of March 10, 2000. On March 24, 2000 the Company issued 198,269 shares of common stock in conjunction with this dividend. Accordingly, amounts equal to the fair market value (based on quoted market prices as adjusted) of the additional shares issued have been charged to retained earnings and credited to common stock and additional paid-in capital.

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

     Earnings per common share, weighted average shares outstanding, and all stock option activity have been restated to reflect both ten percent stock dividends.

(15) Commitments and Contingent Liabilities

     The Company has entered into an employment agreement with its chief executive officer, which expires March 24, 2001. Under the terms of the agreement, the officer will receive specified annual compensation, a bonus, a monthly automobile allowance and reimbursement for personal income tax preparation fees. The bonus is calculated by applying the consolidated return-on-equity percentage for that year to the consolidated pre-tax earnings adjusted before the deduction for officer bonus expense and as adjusted for certain financial transactions. The executive bonus percentage is subject to a minimum of 5 percent and a maximum of 15 percent of adjusted consolidated pre-tax earnings of the Company. In the event of termination of the agreements by the Company other than for cause, as defined, or if the executive resigns as a result of a breach by the Company, the agreements provide for payments to such individual in an amount equal to 100 percent of his total compensation for 24 months following the date of termination.

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 2000 and 1999


     The Company has entered into an employment agreement with its chief operating officer, which expires September 7, 2002. Under the terms of the agreement, the officer will receive specified annual compensation, a bonus, stock options, a monthly automobile allowance and reimbursement for certain expenses. The bonus is calculated by applying the consolidated return-on-equity percentage for that year to the consolidated pre-tax earnings adjusted before the deduction for officer bonus expense and as adjusted for certain financial transactions. The executive bonus percentage is subject to a minimum of 5 percent and a maximum of 15 percent of adjusted consolidated pre-tax earnings of the Company. In the event of termination of the agreements by the Company other than for cause, as defined, or if the executive resigns as a result of a breach by the Company, the agreements provide for payments to such individual in an amount equal to 100 percent of his total compensation for the remaining term of the agreement.

     ITCI, a wholly owned subsidiary of the Company, has entered into an employment agreement with its chief operating officer, which expires September 30, 2001. Under the terms of the agreement, the officer will receive a specified annual compensation to be paid by the Company, an annual bonus, $5,000 moving allowance, and a temporary housing allowance. The annual bonus will be equal to the greater of $20,000 or 10 percent of the Company's net profits before tax for fiscal years 1999 and 2000 and 10 percent of the Company's net profits before tax for fiscal year 2001.

     On September 8, 2000, the Company entered into a development agreement for certain software development related to the Company's web site. To date, $117,450 in cash and stock related to software development has been paid and capitalized; the remaining $486,450 will be paid based upon certain milestones and progress of the development of the software.

     The Board of Directors has authorized the Company to continue its repurchase of up to $500,000 in shares of the Company's common stock in the open market through the year ended September 30, 2000. The stock purchases may be made in the open market from time to time as market conditions permit. The Company is required to comply with Rule 10b-18 and Regulation M of the Securities and Exchange Commission, which regulate the specific terms in which shares may be repurchased. Since the inception of the repurchase program on March 13, 1996, the Company has repurchased and retired a total of 43,112 shares (as adjusted for the 10 percent stock dividends) in the open market at a total of $129,233. During the fiscal years ended September 30, 2000 and 1999, the Company did not repurchase any Company shares through open market repurchases.

     In addition, concurrent with the open market repurchase program, the Company has repurchased and retired an additional 115,038 shares from terminated participants of the Company's 401(k) Plan and RSP for a total cost of $256,893 since the inception of the program.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table lists certain information about the directors, executive officers and significant employees of the Company:

                                   Director   Officer
Name                        Age      Since     Since     Position
----                        ---      -----     -----     --------
Diego J. Veitia             57        1987     1987      Director, Chairman of the Board and Chief
                                                         Executive Officer

William C. Dennis           57          -      2000      Director, President and Chief Operating
                                                         Officer

Stephen A. Saker            54        1990     1991      Director, Vice President and Secretary

Jerome F. Miceli            57        1990       -       Director of the Company

Robert A. Miller, PhD       57        1998       -       Director of the Company

Jeffrey L. Rush, M.D.       60        1999       -       Director of the Company

Gregory T. Gerard           40          -      2000      Senior Vice President of Global Business
                                                         Development

Jonathan C. Hinz            38          -      1995      Chief Financial Officer and Treasurer

Tresa Veitia-Williamson     35          -      1999      Vice President and Director of Marketing

Each of the Company's directors have been elected to serve until the next annual meeting of stockholders and until his respective successor is elected and qualified. Officers are elected annually by the Board of Directors.

Diego J. Veitia founded the Company in 1987 to serve as a holding company for IAAC and other subsidiaries. He has served as Chairman of the Board, director and Chief Executive Officer of the Company since its inception. He also served as President of the Company from 1987 until 1991. Mr. Veitia resumed the role of President of the Company during the interim period of November 1999 through August 2000. Mr. Veitia founded IAAC in 1981 and has served as Chairman of the Board and director since that time. In November 1999 Mr. Veitia resumed the role of President of all of the subsidiaries of the Company. Mr. Veitia is currently serving as Chairman, Chief

Executive Officer and President of GAA, ITCI, IAMC, IFP and OTCL. Mr. Veitia also serves as Chairman and President of Veitia and Associates, Inc., an inactive registered investment advisor. Mr. Veitia served as Chairman of the All Seasons Global Fund, Inc., a publicly held closed-end management investment company from October 1987 until October 1996. During the last five years Mr. Veitia has also served as director of America's All Seasons Income Fund, Inc., an inactive management investment company.

William C. Dennis joined the Company in April 2000 and became a director, President and Chief Operating Officer in September 2000. Prior to joining the Company Mr. Dennis served as Executive Vice President and Chief Financial Officer of Tucker, Anthony Sutro (formerly known as Freedom Securities Corp) in Boston, MA, from 1997 until 2000. From 1996 to 1997 Mr. Dennis was a director and Chief Financial Officer of Rodman and Renshaw Capital Group, Inc., a financial services firm in New York City. Previously, Mr. Dennis was a managing director of MIS, Inc., a database management company, and prior to joining MIS, Inc. he was Chief Financial Officer of the Capital Markets Sector of Merrill Lynch and Co. Earlier in his career, Mr. Dennis was a senior financial executive of Exxon Corporation.

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

Jerome F. Miceli has been a director of the Company since 1990. In November 1999 Mr. Miceli resigned, due to medical reasons, from all of his officer positions with the Company and all of his officer and director positions of the Company's subsidiaries. Mr. Miceli continues to serve as a Director of the Company. Mr. Miceli served as President, Chief Operating Officer and Treasurer of the Company from 1991 to 1999. Mr. Miceli has also served as President, Chief Executive Officer, Treasurer and director of IAAC from 1990 to 1999. Until November 1999 Mr. Miceli also served as President, Treasurer and Director of ITCI, GAA, IAMC, IFP and OTCL. In addition, from December 1990 until October 1996, Mr. Miceli served as Treasurer and director of All Seasons Global Fund Inc., a publicly held closed-end management investment company. Mr. Miceli also served as President of Veitia and Associates, Inc., an inactive registered investment advisor, from 1990 until 1999.

Robert A. Miller, Ph.D. became a director of the Company in February 1998. Dr. Miller has served as President of Nazareth College in Rochester, New York since 1998. In November 2000 Dr. Miller became a Director of Bergmann Associates LLC, a privately owned architectural and engineering firm with headquarters in Rochester, NY. Dr. Miller served as the Academic Vice President of Queens College in Charlotte, North Carolina from 1994 to 1998. In addition, Dr. Miller served as Provost of Antioch University in Ohio from 1991 to 1994. Dr. Miller served as a director of All Seasons Global Fund, Inc. from 1988 until 1996.

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

Gregory T. Gerard joined the Company in January 2000 and currently serves as Senior Vice President of Global Business Development. Mr. Gerard was formerly a Managing Director for Credit Lyonnais Securities in New York from 1998 through 1999 and was responsible for North American Mergers and Acquisitions. Prior to that, Mr. Gerard was a Vice President at Chase Securities Inc., from 1994 through 1998. Mr. Gerard served as a Senior Associate with BANEXI, the mergers and acquisition department of Banque Nationale de Paris from 1991 through 1994. Mr. Gerard received an MBA from Columbia University in 1987.

Jonathan C. Hinz joined the Company in October 1995 and currently serves as Chief Financial Officer and Treasurer for the Company, IAAC, GAA, ITCI, IFP, IAMC and OTCL. Prior to joining the Company, Mr. Hinz served as Chief Financial Officer and Controller of Computer Science Innovations, Inc. from 1987 to 1995. Mr. Hinz is a certified public accountant.

Tresa Veitia-Williamson joined IAAC in September 1995 and currently serves as Vice President and Director of Marketing for the Company, IAAC, GAA, ITCI, IFP and OTCL. Prior to joining the Company, Ms. Veitia was an account supervisor at Ogilvy & Mather in New York. Ms. Veitia received an MBA from Columbia University in 1989.

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

Based solely on the review of such reports, the Company is aware of one matter that resulted in late filings under Section 16(a) by three reporting individuals and the Company's 401(k) Profit Sharing Plan (the "Plan"). On November 30, 2000, Diego J. Veitia, Jerome F. Miceli, Stephen A. Saker and the Plan filed Form 5 reports reflecting share ownership changes resulting from a name and structure change whereby the former International Assets Advisory Corporation Employee Stock Ownership Plan was restructured into the Plan. The changes in ownership resulting from these changes to the Plan should have been reported by Messrs. Veitia, Miceli and Saker and the Plan under Section 16(a) when the Plan was originally restated in May, 1999 and subsequently in January, 2000 when the Plan disposed of some of its Company shares.

In addition, Stephen A. Saker, an executive officer and director of the Company, did not report in a timely manner under Section 16(a) a gift of 600shares of the common stock of the Company to a charity on September 28, 2000. Mr. Saker subsequently reported this gift on a Form 5 filed on November 30, 2000. The Company believes that during fiscal year 2000, all other executive officers and directors complied with the Section 16(a) requirements.

ITEM 10. EXECUTIVE COMPENSATION.

Information with respect to this item will be contained in the Proxy Statement for the 2000 Annual meeting of Shareholders, which is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information with respect to this item will be contained in the Proxy Statement for the 2000 Annual meeting of Shareholders, which is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item will be contained in the Proxy Statement for the 2000 Annual meeting of Shareholders, which is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Company's consolidated financial statements are listed in the index set forth in Item 7 on this Form 10-KSB. Financial statement schedules are not required under the related instructions of the SEC or are inapplicable, and therefore, have been omitted.

(b) The Company filed one report on Form 8-K during the last quarter of the period covered by this report. On September 13, 2000 the Company announced on form 8-K that William C. Dennis had been appointed to the position of President and Chief Operating Officer as of September 7, 2000.

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

(10.2.e) The Company's International Assets Advisory Corporation 401(k) Profit
         Sharing Plan, entered into as of May 1, 1999 is incorporated by reference to Exhibit 10.2(e) of the Registrant's Form 10-KSB filed with the SEC for the fiscal year ended September 30, 1999.

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

(10.14)* The Company's Employment Agreement, entered into as of September 7,
         2000, between the Company and William C. Dennis.

(11)* The Statement of Computation of per share earnings is attached hereto as Exhibit 11.

(21) The Company's list of subsidiaries as filed with the SEC is incorporated by reference to Exhibit 21 of the Registrants Form 10-KSB filed with the SEC for the fiscal year ended September 30, 1999.

(99) The Articles of Incorporation, and amendments thereto, and the By-laws of IAAC are incorporated by reference to Exhibits 99.1,99.2 and 99.3 of the Registrant's Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.

---------------
* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

                                               INTERNATIONAL ASSETS HOLDING
                                               CORPORATION


Dated: December 22, 2000                       By: /s/ Diego J. Veitia
                                                  -----------------------------
                                                   Diego J. Veitia,
                                                   Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

      Signature                           Title                                Date
      ---------                           -----                                ----
/s/ Diego J. Veitia               Chief Executive Officer                December 22, 2000
-------------------------        and Chairman of the Board
    Diego J. Veitia

/s/ William C. Dennis            President, Chief Operating              December 22, 2000
-------------------------           Officer and Director
    William C. Dennis

/s/ Stephen A. Saker             Vice President, Secretary,              December 22, 2000
-------------------------              and Director
    Stephen A. Saker

/s/ Jerome F. Miceli                     Director                        December 22, 2000
-------------------------
    Jerome F. Miceli

/s/ Robert A. Miller                     Director                        December 22, 2000
-------------------------
    Robert A. Miller

/s/ Jeffrey L. Rush                      Director                        December 22, 2000
-------------------------
    Jeffrey L. Rush

/s/ Jonathan C. Hinz             Chief Financial Officer and             December 22, 2000
-------------------------                Treasurer
    Jonathan C. Hinz

                                  EXHIBIT INDEX

EXHIBIT NO.        EXHIBIT DESCRIPTION
-----------        -------------------
  10.14            Employment Agreement

  11               Statement of Earnings per share

  27               Financial Data Schedule