Form 10QSB
period 2000-12-31
INTERNATIONAL ASSETS HOLDING CORP
filed 2001-02-14
CIK 913760

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB

             [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                        250 Park Avenue South, Suite 200
                              Winter Park, FL 32789
                              ---------------------
                    (Address of principal executive offices)

                                 (407) 629-1400
                                 --------------
                           (Issuer's telephone number)

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

The number of shares outstanding of Common Stock was 2,221,751 as of February 10, 2000.

Transitional small business disclosure format   Yes [ ]   No [X]

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of December 31,
            2000 and September 30, 2000                                     3

            Condensed Consolidated Statements of Operations for the
            Three Months ended December 31, 2000 and 1999                   5

            Condensed Consolidated Statements of Cash Flows for the
            Three Months ended December 31, 2000 and 1999                   6

            Notes to Condensed Consolidated Financial Statements            8

   Item 2.  Management's Discussion and Analysis or Plan of Operation      13

Part II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                              17

   Item 6.  Exhibits and Reports on Form 8-K                               18

            Signatures                                                     18

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                               (Unaudited)

                                                               December 31,      September 30,
              Assets                                               2000              2000
              ------                                           ------------      -------------
Cash                                                           $    726,086      $    529,681
Cash deposits with clearing broker                                2,779,368         4,733,862
Foreign currency                                                    133,543             8,316
Other receivables                                                    88,938            90,115
Loans to officers                                                   158,597           205,671
Securities owned, at market value                                 2,796,237         3,316,513
Investment in Joint Venture                                          10,481            20,353
Income taxes receivable                                             393,523           452,032
Deferred income tax benefit                                         593,017            44,442

Property and equipment, at cost:
    Equipment, furniture and leasehold improvements               1,263,021         1,149,921
    Less accumulated depreciation and amortization                 (808,899)         (765,065)
                                                               ------------      ------------
              Net property and equipment                            454,122           384,856

Software development, net of accumulated amortization
   of $192,538 in December 2000 and $151,280 in
   September 2000                                                   826,538           416,810

Prepaid expenses and other assets, net of accumulated
    amortization of $177,000 in December 2000 and $170,512
    in September 2000                                               241,199           260,103
                                                               ------------      ------------
              Total assets                                     $  9,201,649      $ 10,462,754
                                                               ============      ============

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                                        (Unaudited)

                                                                       December 31,      September 30,
              Liabilities and Stockholders' Equity                          2000             2000
              ------------------------------------                     ------------      -------------
Liabilities:
     Foreign currency sold, but not yet purchased                      $     13,172      $     11,903
     Securities sold, but not yet purchased, at market value                474,142         1,202,659
     Payable to clearing broker, net                                        724,313            24,330
     Accounts payable                                                       217,284           260,718
     Accrued employee compensation and benefits                             291,672         1,055,238
     Accrued expenses                                                       184,989           191,725
     Payable to Joint Venture                                                 6,440             2,027
     Deferred income taxes                                                  329,208           177,649

     Other liabilities                                                        7,705            68,367
                                                                       ------------      ------------
              Total liabilities                                           2,248,925         2,994,616
                                                                       ------------      ------------
Stockholders' equity:
     Preferred stock, $.01 par value.  Authorized 3,000,000
       shares; issued and outstanding -0- shares                                  0                 0
     Common stock, $.01 par value.  Authorized 8,000,000
       shares; issued and outstanding 2,221,751 shares in December
       2000 and 2,209,468 shares in September 2000                           22,218            22,095
     Additional paid-in capital                                           7,747,231         7,666,333
     Retained deficit                                                      (816,725)         (220,290)
                                                                       ------------      ------------
              Total stockholders' equity                                  6,952,724         7,468,138
                                                                       ------------      ------------
              Total liabilities and stockholders' equity               $  9,201,649      $ 10,462,754
                                                                       ============      ============

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

              For the Three Months Ended December 31, 2000 and 1999

                                   (Unaudited)

                                                              2000             1999
                                                          -----------      -----------
Revenues:
     Commissions                                          $   909,282        1,699,156
     Net dealer inventory and investment gains                387,911        1,701,923
     Management and investment advisory fees                   40,712           43,190
     Interest and dividends                                    79,719           68,858
     Loss from joint venture                                   (9,872)          (9,886)
     Other                                                     (1,786)           7,037
                                                          -----------      -----------
              Total revenues                                1,405,966        3,510,278
                                                          -----------      -----------
Expenses:
     Compensation and benefits                              1,145,885        1,716,250
     Clearing and related expenses                            283,959          334,414
     Promotion                                                268,566          268,828
     Occupancy and equipment rental                           129,463          127,854
     Communications                                            71,618           93,053
     Interest                                                     370              534
     Professional fees                                         69,144           75,457
     Insurance                                                 47,768           38,503
     Depreciation and amortization                             91,580           68,609
     Technology                                                61,463            7,436
     Other expenses                                           160,091          110,754
                                                          -----------      -----------
              Total expenses                                2,329,907        2,841,692
                                                          -----------      -----------
              (Loss) income before income taxes              (923,941)         668,586

Income tax (benefit) expense                                 (327,506)         265,700
                                                          -----------      -----------
              Net (loss) income                           $  (596,435)         402,886
                                                          ===========      ===========
(Loss) earnings per share:
              Basic                                       $     (0.27)            0.21
                                                          ===========      ===========
              Diluted                                     $     (0.27)            0.18
                                                          ===========      ===========
Weighted average number of common shares outstanding:
              Basic                                         2,215,035        1,926,991
                                                          ===========      ===========
              Diluted                                       2,215,035        2,300,016
                                                          ===========      ===========

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

              For the Three Months Ended December 31, 2000 and 1999

                                   (Unaudited)

                                                                              2000             1999
                                                                          -----------      -----------
Cash flows from operating activities:
     Net (loss) income                                                    $  (596,435)         402,886
     Adjustments to reconcile net (loss) income to net
     cash used for operating activities:
          Depreciation and amortization                                        91,580           68,609
          Deferred income taxes                                              (397,016)          55,874
          Loss from Joint Venture                                               9,872            9,886
          Tax benefit from disqualifying dispositions of
              incentive stock options                                          11,001          115,292
          Cash provided by (used for) changes in:
              Receivable from clearing broker, net                                 --       (1,250,639)
              Other receivables                                                 1,177          (85,794)
              Securities owned, at market value                               520,276         (822,677)
              Income taxes receivable                                          58,509           94,534
              Prepaid expenses and other assets                                12,416         (126,840)
              Foreign currency sold, but not yet purchased                      1,269          (36,306)
              Securities sold, but not yet purchased, at market value        (728,517)       1,684,500
              Payable to clearing broker, net                                 699,983         (230,443)
              Accounts payable                                                (43,434)           9,926
              Accrued employee compensation and benefits                     (763,566)        (148,402)
              Accrued expenses                                                 (6,736)         (54,227)
              Payable to Joint Venture                                          4,413           (8,622)
              Other liabilities                                               (60,662)             417
                                                                          -----------      -----------
              Net cash used for operating activities                       (1,185,870)        (322,026)
                                                                          -----------      -----------
Cash flows from investing activities:
     Collection of loans to officers                                           47,074               --
     Costs of additional property, equipment and software
               development                                                   (494,066)        (178,283)
                                                                          -----------      -----------
              Net cash used for investing activities                         (446,992)        (178,283)
                                                                          -----------      -----------

                                                                                            (continued)

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

              For the Three Months Ended December 31, 2000 and 1999

                                   (Unaudited)

                                                                        2000             1999
                                                                    -----------      -----------
Cash flows from financing activities:
     Exercise of employee stock options                                      --          284,377
                                                                    -----------      -----------
              Net cash provided by financing activities                      --          284,377
                                                                    -----------      -----------
              Net decrease in cash and cash equivalents              (1,632,862)        (215,932)

Cash and cash equivalents at beginning of period                      5,271,859        4,209,004
                                                                    -----------      -----------
Cash and cash equivalents at end of period                          $ 3,638,997        3,993,072
                                                                    ===========      ===========
Supplemental disclosure of cash flow information:

     Cash paid for interest                                         $       370              534
                                                                    ===========      ===========
     Income taxes paid                                              $        --               --
                                                                    ===========      ===========
Supplemental disclosure of noncash financing activities:

    During the three months ended December 31, 2000 the
         Company paid for certain software development
         services by issuing 12,283 shares of its common stock      $    70,020               --
                                                                    ===========      ===========
   On March 24, 2000 the Company issued 198,269
         shares of common stock in conjunction with a ten
         percent stock dividend

See accompanying notes to condensed consolidated financial statements.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                           December 31, 2000 and 1999
                                   (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of Management, such financial statements reflect all adjustments (consisting of normal recurring items) necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ending September 30, 2000, filed on Form 10-KSB (SEC File Number 33-70334-A).

         As used in this Form 10-QSB, the term "Company" refers, unless the context requires otherwise, to International Assets Holding Corporation and its six wholly owned subsidiaries; International Assets Advisory Corp. ("IAAC"), INTLTRADER.COM, INC. ("ITCI"), Global Assets Advisors, Inc. ("GAA"), International Financial Products, Inc. ("IFP"), International Asset Management Corp. ("IAMC") and OffshoreTrader.com Ltd. ("OTCL"). All significant intercompany balances and transactions have been eliminated in consolidation. The Company also has a 50% interest in International Assets New York, LLC ("IANY") a joint venture.

(2)      Reclassifications

         Certain prior year amounts have been reclassified to conform to fiscal 2001 presentation. These changes had no impact on previously reported results of operations or stockholders' equity.

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

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(4)      Basic and Diluted (Loss) Earnings Per Share

         Basic (loss) earnings per share for the three months ended December 31, 2000 and 1999 have been computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted loss per share for the three months ended December 31, 2000 is the same as basic loss per share because of the anti-dilutive impact of the potential common shares, due to the net loss for the period. Diluted earnings per share for the three months ended December 31, 1999 has been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding.

         Options to purchase 40,330 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended December 31, 1999, because their exercise prices exceeded the average market price of common shares for the period. No options to purchase shares of common stock were considered in the calculation of diluted loss per share for the three months ended December 31, 2000 because of the anti-dilutive impact of the potential common shares, due to the net loss for the period.

(5)      Securities Owned and Securities Sold, But Not Yet Purchased

         Securities owned and Securities sold, but not yet purchased at December 31, 2000 and September 30, 2000 consist of trading and investment securities at quoted market values as follows:

                                                                   Sold, but not
                                                        Owned      yet purchased

December 31, 2000:
  Obligations of U.S. Government                     $  264,523             --
  Common stock and American Depository Receipts       1,962,650        348,406
  Corporate and municipal bonds                         135,785             --
  Foreign government obligations                        137,197          8,050
  Unit investment trusts, mutual funds and other
      investments                                       296,082        117,686
                                                     ----------     ----------
  Total                                              $2,796,237        474,142
                                                     ==========     ==========

September 30, 2000:
  Obligations of U.S. Government                     $  256,042             --
  Common stock and American Depository Receipts       2,615,003      1,093,608
  Corporate and municipal bonds                         119,370         54,526
  Foreign government obligations                         91,210         54,525
  Unit investment trusts, mutual funds and other
      investments                                       234,888             --
                                                     ----------     ----------
  Total                                              $3,316,513      1,202,659
                                                     ==========     ==========

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(6)      Receivable From and Payable to Clearing Organization

         Amounts receivable from and payable to clearing organization at December 31, 2000 and September 30, 2000 consist of the following:

                                             Receivable     Payable
                                             ----------     -------
         December 31, 2000:
             Commission income receivable     $ 30,474           --
             Clearing fee payable                   --        5,033
             Open transactions, net                 --      749,754
                                              --------     --------
                                              $ 30,474      754,787

         September 30, 2000:
             Commission income receivable     $ 51,943           --
             Clearing fee payable                   --        7,392
             Open transactions, net                 --       68,881
                                              --------     --------
                                              $ 51,943       76,273
                                              ========     ========

         As these amounts are short-term in nature, the carrying amount is a reasonable estimate of fair value.

(7)      Investment in Joint Venture

         On September 30, 1998, the Company signed a 50/50 Joint Venture Agreement (JV) with Lakeside Investments, LLC (Lakeside) of New York. On October 1, 1998, the joint venture effected the incorporation of International Assets New York, LLC (IANY) a 50/50 owned entity formed to transact the business for the JV. Each party made an initial contribution of $50,000 during the year ended September 30, 1999. During the year ended September 30, 2000 the parties each made subsequent capital contributions of $60,000. A principal of Lakeside actively manages this business. IANY offers a variety of financial strategies to high net worth private investors resident in the United States and certain foreign countries. The Company accounts for this investment under the equity method of accounting.

         For the three months ended December 31, 2000 and 1999, the Company has recorded a loss of $9,872 and $9,886, respectively for 50 percent of the Joint Venture's loss for the period. As of December 31, 2000 the Company had a payable to the Joint Venture of $6,440, which relates to Joint Venture cash outlays which were made on behalf of the Company.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(8)      Leases

         The Company occupies leased office space of approximately 13,815 square feet at 250 Park Avenue South, Winter Park, Florida. The expiration date of the office lease is May 31, 2001. The lease includes an option to renew for an additional three years at a rental rate determined by the landlord. On December 27, 2000 the Company notified the Landlord that the Company is exercising its option to renew its existing office space for three years. The landlord has 60 days to notify the Company of the exercise price. The Company is reviewing other leased space options as well as this option to renew.

         The Company is obligated under various noncancelable operating leases for the rental of its office facilities and certain office equipment. Rent expense associated with operating leases amounted to $96,082 and $91,449 for the three months ended December 31, 2000, and 1999, respectively. The future minimum lease payments under noncancelable operating leases as of December 31, 2000 are as follows:

               Fiscal Year (12 month period) Ending September 30,
               --------------------------------------------------
                    2001                                  291,700
                    2002                                   81,000
                    2003                                   48,500
                    2004                                    3,300
                                                         --------
               Total future minimum lease payments       $424,500
                                                         ========

         During April 2000, IANY, the Company's Joint Venture, executed an amendment for its leased office facilities. The amendment increases the square footage leased from approximately 1,402 square feet to 1,975 square feet. The amendment extended the lease term for a 36 month period commencing on September 1, 2000. Based on this lease amendment the total remaining base rental commitment for IANY is $144,010 (Fiscal year ending: September 30, 2001, $49,375; September 30, 2002, $49,375
         and September 30, 2003, $45,260). The Company and Lakeside Investments, LLC, each executed a 100 percent guaranty for the joint venture office lease for IANY. Concurrently, the Company and Lakeside Investments, LLC executed indemnification agreements expressly agreeing to indemnify each other related to this lease guarantee in accordance with each party's proportionate ownership (50/50).

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(9)      Stock Repurchase Program

         The Board of Directors has authorized the Company to continue its repurchase of up to $500,000 in shares of the Company's common stock in the open market through the year ending September 30, 2001. The stock purchases may be made in the open market from time to time as market conditions permit. The Company is required to comply with Rule 10b-18 and Regulation M of the Securities and Exchange Commission which regulate the specific terms in which shares may be repurchased. Since the inception of the repurchase program on March 13, 1996 the Company has repurchased and retired a total of 43,112 shares (as adjusted for the 10% stock dividends) in the open market at a total cost of $129,233. The last open market purchase under the program occurred in March 1998. During the three months ended December 31, 2000 and 1999 the Company did not repurchase any Company shares through open market repurchases.

         In addition to the Company's common stock repurchases in the open market, the Company has repurchased and retired an additional 115,038 shares (as adjusted for the 10% stock dividends) from terminated participants of the Company's 401k Profit Sharing Plan ("401k Plan") and Retirement Savings Plan ("RSP") at a total cost of $256,893 since inception of the repurchase program. The last stock repurchase from these plans was in December 1998. During the three months ended December 31, 2000 and 1999 the Company did not repurchase any Company shares through the 401k Plan and RSP. In total, the Company has repurchased 158,150 shares (as adjusted for the 10% stock dividends) for a total cost of $386,126 since the inception of the repurchase program on March 13, 1996.

(10)     Commitments and Contingent Liabilities

         The Company is party to certain litigation as of December 31, 2000, which relates primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these items will not have a material adverse effect on the Company's consolidated financial statements.

(11)     Stock Option Plan

         On December 21, 2000 the Company granted one incentive stock option for 5,000 shares with an exercise price of $2.21875 per share. On December 22, 2000 the Company granted one incentive stock option for 20,000 shares with an exercise price of $2.125 per share. Each of the options has a 10 year term and vests at 33% per year beginning one year from the date of grant. As the strike price on the date of grant for each option was equal to the fair market value of a share of common stock on that date, the Company did not recognize any compensation cost associated with such grants.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

         On June 9, 2000 the Board of Directors of the Company approved an amendment to the stock option plan to increase the total number of common shares available for issuance from 839,300 shares to 1,339,300 shares. This amendment is subject to approval by the shareholders of the Company at the next scheduled annual shareholders meeting on February 15, 2001.

(12)     Related Party Transactions

         On January 4, 2000 the Company made a loan to the CEO of the Company including the execution and receipt of a $250,000 promissory note due January 3, 2001. The promissory note includes interest of 6% per annum. The loan to officer was previously approved by the Company's Board of Directors. As of December 31, 2000 the remaining principal balance of the promissory note including accrued interest is approximately $91,200

         On August 28, 2000 the Company made a loan to a Vice President of the Company including the execution and receipt of a $66,000 promissory note due August 27, 2001. The promissory note includes interest of 6.27% per annum. As of December 31, 2000 the remaining principal balance of the promissory note including accrued interest is approximately $67,400.

(13)     Subsequent Events

         On January 26, 2001 the Board of Directors of the Company granted an extension of the due date of the promissory note with the CEO of the Company to December 31, 2001.

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

         On December 19, 2000 the Company announced that its institutional trading activity had been temporarily halted following the resignation of its foreign trading staff of six. All of the Company's retail business, continued uninterrupted. Subsequently, on December 27, 2000 the Company announced that its institutional trading desk had resumed market making operations, just one week after the sudden departure of the head of the foreign trading desk and his related recruitment of the entire International Assets Advisory Corporation trading staff. Within 72 hours of the departures, the Company had replaced the head of the division and also had a top European equity trader in place. Within less than two weeks of the departures the Company also recruited three additional experienced traders including a top Asian equity trader. In addition, the Company reassigned two existing employees with previous related experience to the trading department resulting in a foreign trading staff of seven. The trading department staff has initiated contacts and continues to execute trades with the Company's top foreign trading clients. The individuals hired to staff the Company's trading department are already working to enhance the trading department's systems and efficiencies based on the extensive and diverse experience of the newly hired trading team.

         Results of Operations:

         Three Months Ended December 31, 2000, as Compared to the Three Months Ended December 31, 1999

         The Company's revenues are derived primarily from commissions earned on the sale of securities and trading revenue (net dealer inventory and investment gains). For the three months ended December 31, 2000 and 1999, 65% and 48%, respectively, of the Company's revenues were derived from commissions earned on the sale of securities, with 28% and 48%, respectively, of revenues coming from trading revenue. Total revenues decreased by $2,104,312, or 60% to $1,405,966 for the three months ended December 31, 2000 from $3,510,278 for the same period in 1999. This decrease was primarily attributable to a $1,314,012 decrease in trading revenue as well as a $789,874 decrease in commission revenue.

         Commission revenue decreased by approximately 46% to $909,282 for the three months ended December 31, 2000 from $1,699,156 in 1999. Revenues from commissions are affected primarily by retail trading volume. Based on the number of retail trades processed, 2000 volume decreased by approximately 43% from 1999 levels. This decrease in retail trades and related commission revenue was due mainly to a sluggish market and to a lesser extent a fewer number of account executives.

         Trading revenue, (net dealer inventory and investment gains) which is derived mainly from institutional clients and to a lesser extent from retail clients, decreased by approximately 77% to $387,911 in 2000 from $1,701,923 in 1999. This decrease in trading revenue was due in large measure to declines across the major financial indices and the market uncertainty of events surrounding the U.S. Presidential election during the quarter. This down market resulted in both a decline in the number of shares traded and pressure on trading margins in this period of lower market making activity. In addition to market factors, management believes quarterly results were negatively impacted, although management has not been able to quantify the dollar effects in the quarter, by the resignation of its foreign trading staff in December 2000.

         Revenues from management and investment advisory fees decreased by approximately 6% to $40,712 for the quarter ended December 31, 2000. Revenues from mutual fund management and UIT supervisory fees increased by $27,540 due to the Company's launch of the Global eFund in May 2000 but offsetting this increase was a $30,018 decrease in private client money management due to decreases in market activity.

         Interest and dividend revenue increased by approximately 16% to $79,719 for the quarter ended December 31, 2000.

         Loss from Joint Venture of $9,872 for 2000 was approximately the same as the $9,866 loss for 1999. The Joint Venture operates as a securities brokerage branch office of International Assets Advisory Corporation.

         The major expenses incurred by the Company relate to direct costs of its securities operations such as compensation and benefits, clearing and related expenses and promotion expense. Total expenses decreased 18% to $2,329,907 in 2000, down from $2,841,692 in 1999. This decrease in total expenses is mainly related to reduced total revenues and the corresponding decrease in variable costs such as commission expense, clearing expense and performance based bonus expense.

         Compensation and benefits expense decreased by $570,365, or 33% to $1,145,885 for the quarter ended December 31, 2000 from $1,716,250 in 1999 due to a 45% decrease in commission expense on lower commission revenues, lower bonus expense (89%) due to performance based targets that are less than 1999 performance, and offset in part by increases in technology personnel.

         Clearing and related expenses decreased 15% to $283,959 in 2000, down from $334,414 in 1999 mainly due to lower retail private client activity.

         Total promotion expense was $268,566 for the quarter ended December 31, 2000 and was almost the same as $268,828 for 1999. Advertising and promotional expense decreased by 47% in 2000 compared to the same quarter in 1999 due mainly to increased costs in 1999 related to the launch of INTLTRADER.COM. Offsetting this expense decrease were higher travel expenses associated with the Company's business development efforts.

         Occupancy and equipment rental expense increased by 1% to $129,463 for the quarter ended December 31, 2000 from $127,854 in 1999. Increases in rental expense related to the Company's leased office space were primarily offset by decreases in maintenance related expense.

         Communications expense decreased by $21,435, or 23% to $71,618 for the quarter ended December 31, 2000 from $93,053 for 1999. This decrease is due to reduced telephone and postage expense related to the corresponding decreases in operating revenue.

         Professional fees decreased by approximately 8% to $69,144 in 2000 as compared to $75,457 in 1999.

         Depreciation and amortization expense increased $22,971 in 2000 from a level of $68,609 in 1999 as a result of higher amortization expense associated with capitalized system development costs for INTLTRADER.COM.

         Technology expenses were up $54,027 in 2000 from $7,436 in 1999 as new technology enhancements were completed for INTLTRADER.COM to increase the system's capacity for future growth.

         The Company's effective income tax (benefit) rate was approximately (35%) and 40% for the quarter ended December 31, 2000 and 1999, respectively. The effective income tax (benefit) expense rate was different than the expected federal and state tax rates due to the presence of offsetting permanent differences.

         The Company has reported a net loss of $596,435 for the quarter ended December 31, 2000 compared to net income of $402,886 for the previous year.

         Liquidity and Capital Resources

         Substantial portions of the Company's assets are liquid. At December 31, 2000, approximately 69% of the Company's assets consisted of cash, cash equivalents and marketable securities. All assets are financed by the Company's equity capital, short-term borrowings from securities lending transactions and other payables.

         International Assets Advisory Corporation (IAAC), a wholly owned registered securities broker/dealer subsidiary, is subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At December 31, 2000, IAAC had net capital of approximately $2,139,000, which was approximately $1,615,000 in excess of its minimum net capital requirement at that date.

         INTLTRADER.COM, INC. (ITCI), a wholly owned registered securities broker subsidiary, is also subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. ITCI commenced operations on January 25, 2000. At December 31, 2000, ITCI had net capital of approximately $300,000, which was approximately $250,000 in excess of its minimum net capital requirement at that date.

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

                           PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

         The Company is party to certain arbitration and/or litigation matters as of December 31, 2000 which relate primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these additional items will not have a material adverse effect on the Company's consolidated financial statements.

         The Company has filed an arbitration matter with the NASD regarding the sudden departure, on December 19, 2000, of the head of the foreign trading desk and his related recruitment of the entire International Assets Advisory Corporation trading staff.

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

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             a). Exhibits
                  (11) The Statement of Computation of Earnings Per Share is
                       attached hereto as Exhibit 11.

             b). Form 8-K
                  The Company filed one report on Form 8-K during the three months ended December 31, 2000. On December 29, 2000 the Company announced on Form 8-K the resignation of the entire trading department and the halting of wholesale market-making on December 19, 2000 (press release dated December 19, 2000) and the subsequent hiring of the appropriate licensed personnel and the resumption on December 27, 2000 (press release dated December 27, 2000) of foreign equity market-making activity, within five business trading days after the temporary halt.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    INTERNATIONAL ASSETS HOLDING CORPORATION

Date 02/13/2001            /s/ William C. Dennis
                           ------------------------
                           William C. Dennis
                           President and Chief Operating Officer

Date 02/13/2001            /s/ Jonathan C. Hinz
                           ------------------------
                           Jonathan C. Hinz
                           Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX

EXHIBIT NO.     EXHIBIT DESCRIPTION
-----------     -------------------

   11           Statement of Computation of Earnings Per Share