Form 10QSB
period 2001-03-31
INTERNATIONAL ASSETS HOLDING CORP
filed 2001-05-15
CIK 913760

                    U.S. Securities and Exchange Commission
                             Washington D.C. 20549

                                  Form 10-QSB

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT

                       Commission File Number 33-70334-A
                                              ----------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

The number of shares outstanding of Common Stock was 2,221,751 as of May 11, 2001.

Transitional small business disclosure format   Yes [_]   No [X]

                                     INDEX


                                                                                     Page No.
                                                                                     --------
Part I.        FINANCIAL INFORMATION


   Item 1.     Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets as of March 31,
               2001 and September 30, 2000                                                3

               Condensed Consolidated Statements of Operations for the
               Six Months ended March 31, 2001 and 2000                                   5

               Condensed Consolidated Statements of Operations for the
               Three Months ended March 31, 2001 and 2000                                 6

               Condensed Consolidated Statements of Cash Flows for the
               Six Months ended March 31, 2001 and 2000                                   7

               Notes to Condensed Consolidated Financial Statements                       9

   Item 2.     Management's Discussion and Analysis or Plan of Operation                 15


Part II.       OTHER INFORMATION

   Item 1.     Legal Proceedings                                                         20

   Item 4.     Submission of Matters to a Vote of Security Holders                       21

   Item 6.     Exhibits and Reports on Form 8-K                                          22

               Signatures                                                                22

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                                                                 (Unaudited)

                                                                                 March 31,     September 30,
            Assets                                                                 2001            2000
            ------                                                                 ----            ----
Cash                                                                           $    664,624    $    529,681
Cash deposits with clearing broker                                                1,861,339       4,733,862
Foreign currency                                                                    508,333           8,316
Other receivables                                                                    80,352          90,115
Loans to officers                                                                   160,921         205,671
Securities owned, at market value                                                 5,800,882       3,316,513
Investment in Joint Venture                                                               0          20,353
Income taxes receivable                                                                   0         452,032
Deferred income tax benefit                                                       1,067,470          44,442

Property and equipment, at cost:
    Equipment, furniture and leasehold improvements                               1,262,702       1,149,921
    Less accumulated depreciation and amortization                                 (852,635)       (765,065)
                                                                               ------------    ------------
            Net property and equipment                                              410,067         384,856

Software development, net of accumulated amortization
   of $291,857 in March 2001 and $151,280 in
   September 2000                                                                   743,941         416,810

Prepaid expenses and other assets, net of accumulated
    amortization of $177,000 in March 2001 and $170,512
    in September 2000                                                               232,420         260,103



                                                                               ------------    ------------
            Total assets                                                       $ 11,530,349    $ 10,462,754
                                                                               ============    ============

See accompanying notes to condensed consolidated financial statements.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                                                                     (Unaudited)

                                                                                     March 31,          September 30,
            Liabilities and Stockholders' Equity                                       2001                 2000
            ------------------------------------                                       ----                 ----
Liabilities:
     Foreign currency sold, but not yet purchased                                  $      11,238        $      11,903
     Securities sold, but not yet purchased, at market value                           4,547,382            1,202,659
     Payable to clearing broker, net                                                      68,178               24,330
     Accounts payable                                                                    113,373              260,718
     Accrued employee compensation and benefits                                          316,182            1,055,238
     Accrued expenses                                                                     99,504              191,725
     Payable to Joint Venture                                                              4,415                2,027
     Deferred income taxes                                                               295,553              177,649
     Other liabilities                                                                     7,730               68,367
                                                                                   --------------       --------------

            Total liabilities                                                          5,463,555            2,994,616
                                                                                   --------------       --------------

Stockholders' equity:
     Preferred stock, $.01 par value.  Authorized 3,000,000
       shares; issued and outstanding -0- shares                                               0                    0
     Common stock, $.01 par value.  Authorized 8,000,000
       shares; issued and outstanding 2,221,751 shares in March
       2001 and 2,209,468 shares in September 2000                                        22,218               22,095
     Additional paid-in capital                                                        7,747,231            7,666,333
     Retained deficit                                                                 (1,702,655)            (220,290)
                                                                                   --------------       --------------

            Total stockholders' equity                                                 6,066,794            7,468,138


                                                                                   --------------       --------------
            Total liabilities and stockholders' equity                             $  11,530,349        $  10,462,754
                                                                                   ==============       ==============

See accompanying notes to condensed consolidated financial statements.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

               For the Six Months Ended March 31, 2001 and 2000

                                  (Unaudited)

                                                                                                   2001                     2000
                                                                                                   ----                     ----
Revenues:
     Commissions                                                                               $ 1,768,195                3,660,975
     Net dealer inventory and investment gains                                                     431,296                3,104,097
     Management and investment advisory fees                                                        75,903                   77,196
     Interest and dividends                                                                        114,846                  143,714
     Loss from joint venture                                                                       (20,353)                 (25,788)
     Other                                                                                          (1,286)                 229,710
                                                                                               -----------              -----------

            Total revenues                                                                       2,368,601                7,189,904
                                                                                               -----------              -----------

Expenses:
     Compensation and benefits                                                                   2,459,633                3,500,130
     Clearing and related expenses                                                                 510,613                  822,941
     Promotion                                                                                     478,823                  550,138
     Occupancy and equipment rental                                                                258,926                  229,755
     Communications                                                                                140,400                  182,284
     Interest                                                                                        1,740                      961
     Professional fees                                                                             129,667                  200,685
     Insurance                                                                                     100,365                   83,987
     Depreciation and amortization                                                                 234,635                  194,702
     Technology                                                                                    118,930                  154,624
     Other expenses                                                                                254,405                  243,357
                                                                                               -----------              -----------

            Total expenses                                                                       4,688,137                6,163,564
                                                                                               -----------              -----------

            (Loss) income before income taxes                                                   (2,319,536)               1,026,340

Income tax (benefit) expense                                                                      (837,171)                 406,307
                                                                                               -----------              -----------

            Net (loss) income                                                                  $(1,482,365)                 620,033
                                                                                               ===========              ===========

(Loss) earnings per share:
            Basic                                                                              $     (0.67)                    0.30
                                                                                               ===========              ===========
            Diluted                                                                            $     (0.67)                    0.26
                                                                                               ===========              ===========

Weighted average number of common shares outstanding:
            Basic                                                                                2,218,356                2,059,493
                                                                                               ===========              ===========
            Diluted                                                                              2,218,356                2,384,175
                                                                                               ===========              ===========

See accompanying notes to condensed consolidated financial statements.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

              For the Three Months Ended March 31, 2001 and 2000

                                  (Unaudited)

                                                                                                 2001               2000
                                                                                                 ----               ----
Revenues:
     Commissions                                                                           $     858,913         1,961,819
     Net dealer inventory and investment gains                                                    43,385         1,402,174
     Management and investment advisory fees                                                      35,191            34,006
     Interest and dividends                                                                       35,127            74,856
     Loss from joint venture                                                                     (10,481)          (15,902)
     Other                                                                                           500           222,673
                                                                                           --------------    --------------

            Total revenues                                                                       962,635         3,679,626
                                                                                           --------------    --------------

Expenses:
     Compensation and benefits                                                                 1,313,748         1,783,880
     Clearing and related expenses                                                               226,654           488,527
     Promotion                                                                                   210,257           281,310
     Occupancy and equipment rental                                                              129,463           101,901
     Communications                                                                               68,782            89,231
     Interest                                                                                      1,370               427
     Professional fees                                                                            60,523           125,228
     Insurance                                                                                    52,597            45,484
     Depreciation and amortization                                                               143,055           126,093
     Technology                                                                                   57,467           147,188
     Other expenses                                                                               94,314           132,603
                                                                                           --------------    --------------

            Total expenses                                                                     2,358,230         3,321,872
                                                                                           --------------    --------------

            (Loss) income before income taxes                                                 (1,395,595)          357,754

Income tax (benefit) expense                                                                    (509,665)          140,607
                                                                                           --------------    --------------

            Net (loss) income                                                              $    (885,930)          217,147
                                                                                           ==============    ==============

(Loss) earnings per share:
            Basic                                                                          $       (0.40)    $        0.10
            Diluted                                                                        $       (0.40)    $        0.09

Weighted average number of common shares outstanding:
            Basic                                                                              2,221,751         2,171,311
            Diluted                                                                            2,221,751         2,411,325

See accompanying notes to condensed consolidated financial statements.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

               For the Six Months Ended March 31, 2001 and 2000

                                  (Unaudited)

                                                                                                 2001               2000
                                                                                                 ----               ----
Cash flows from operating activities:
     Net (loss) income                                                                       $(1,482,365)          620,033
     Adjustments to reconcile net (loss) income to net
     cash used for operating activities:
          Depreciation and amortization                                                          234,635           194,702
          Deferred income taxes                                                                 (905,124)           67,767
          Loss from Joint Venture                                                                 20,353            25,788
          Tax benefit from disqualifying dispositions of
            incentive stock options                                                               11,001           320,121
          Cash provided by (used for) changes in:
            Receivable from clearing broker, net                                                       -        (1,301,657)
            Other receivables                                                                      9,763          (403,006)
            Securities owned, at market value                                                 (2,484,369)             (796)
            Income taxes receivable                                                              452,032          (113,781)
            Prepaid expenses and other assets                                                     21,195           (21,541)
            Foreign currency sold, but not yet purchased                                            (665)          (24,496)
            Securities sold, but not yet purchased, at market value                            3,344,723         1,894,322
            Payable to clearing broker, net                                                       43,848          (230,443)
            Accounts payable                                                                    (147,345)          131,336
            Accrued employee compensation and benefits                                          (739,056)           88,433
            Accrued expenses                                                                     (92,221)         (112,673)
            Payable to Joint Venture                                                               2,388              (742)
            Other liabilities                                                                    (60,637)              907
                                                                                          ---------------    -----------------
            Net cash (used for) provided by operating activities                              (1,771,844)        1,134,274
                                                                                          ---------------    -----------------

Cash flows from investing activities:
     Investment in joint venture                                                                       0           (30,000)
     Collection of loans to officers                                                              44,750                 -
     Costs of additional property, equipment and software development                           (510,469)         (248,379)
                                                                                          ---------------    -----------------
            Net cash used for investing activities                                              (465,719)         (278,379)
                                                                                          ---------------    -----------------
                                                                                                    (continued)

See accompanying notes to condensed consolidated financial statements.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

               For the Six Months Ended March 31, 2001 and 2000

                                  (Unaudited)

                                                                                  2001               2000
                                                                                  ----               ----
Cash flows from financing activities:
     Exercise of employee stock options                                                      -            618,309
                                                                            ------------------   -----------------
            Net cash provided by financing activities                                        -            618,309
                                                                            ------------------   -----------------

            Net (decrease) increase in cash and cash equivalents                    (2,237,563)         1,474,204

Cash and cash equivalents at beginning of period                                     5,271,859          4,209,004
                                                                            ------------------   -----------------

Cash and cash equivalents at end of period                                   $       3,034,296          5,683,208
                                                                            ==================   =================

Supplemental disclosure of cash flow information:

     Cash paid for interest                                                  $           1,740                961
                                                                            ==================   =================

     Income taxes paid                                                       $               -            132,200
                                                                            ==================   =================
Supplemental disclosure of noncash financing activities:

    During the six months ended March 31, 2001 the
         Company paid for certain software development
         services by issuing 12,283 shares of its common stock.              $          70,020                  -
                                                                            ==================   =================
   On March 24, 2000 the Company issued 198,269
         shares of common stock in conjunction with a ten
         percent stock dividend.

See accompanying notes to condensed consolidated financial statements.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                            March 31, 2001 and 2000
                                  (Unaudited)

(1)    Basis of Presentation
       ---------------------
       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of Management, such financial statements reflect all adjustments (consisting of normal recurring items) necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ending September 30, 2000, filed on Form 10-KSB (SEC File Number 33-70334- A).

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

(2)    Reclassifications
       -----------------
       Certain prior year amounts have been reclassified to conform to fiscal 2001 presentation. These changes had no impact on previously reported results of operations or stockholders' equity.

(3)    Stock Dividend
       --------------
       On February 25, 2000 the Company's Board of Directors declared a 10% stock dividend for shareholders of record on March 10, 2000 and payable on March 24, 2000. The 10% stock dividend increased the Company's issued and outstanding common shares by 198,269 shares.

       Earnings per common share, weighted average shares outstanding, and all stock option activity have been restated to reflect the 10% stock dividend.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(4)    Basic and Diluted (Loss) Earnings Per Share
       -------------------------------------------
       Basic (loss) earnings per share for the six months and the three months ended March 31, 2001 and 2000 have been computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted loss per share for the six months and the three months ended March 31, 2001 is the same as basic loss per share because of the anti-dilutive impact of the potential common shares, due to the net loss for both of the periods. Diluted earnings per share for the six months and the three months ended March 31, 2000 has been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding.

       Options to purchase 48,050 shares of common stock were excluded from the calculation of diluted earnings per share for the six months and the three months ended March 31, 2000, because their exercise prices exceeded the average market price of common shares for the period. No options to purchase shares of common stock were considered in the calculation of diluted loss per share for the six months and the three months ended March 31, 2001 because of the anti-dilutive impact of the potential common shares, due to the net loss for both of the periods.

(5)    Securities Owned and Securities Sold, But Not Yet Purchased, at market
       ----------------------------------------------------------------------
       value
       -----
       Securities owned and Securities sold, but not yet purchased at March 31, 2001 and September 30, 2000 consist of trading and investment securities at quoted market values as follows:

                                                                                       Sold, but not
                                                                          Owned        yet purchased
                                                                          -----        -------------
       March 31, 2001:
         Common stock and American Depository Receipts                  1,878,510          1,159,427
         Foreign ordinary stock paired with its
               respective American Depositary Receipt                   3,380,120          3,381,271
         Corporate and municipal bonds                                     70,561                  -
         Foreign government obligations                                    55,219              6,319
         Unit investment trusts, mutual funds and other
               investments                                                416,472                365
                                                                      ___________         __________
         Total                                                        $ 5,800,882          4,547,382
                                                                      ===========         ==========

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

       September 30, 2000:
         Obligations of the U.S. Government                  $   256,042             -
         Common stock and American Depository Receipts         2,205,960       683,802
         Foreign ordinary stock paired with its
               respective American Depositary Receipt            409,043       409,806
         Corporate and municipal bonds                           119,370        54,526
         Foreign government obligations                           91,210        54,525
         Unit investment trusts, mutual funds and other
               investments                                       234,888             -
                                                             -----------     ---------
         Total                                               $ 3,316,513     1,202,659
                                                             ===========     =========


(6)    Receivable From and Payable to Clearing Organization

       Amounts receivable from and payable to clearing organization at March 31, 2001 and September 30, 2000 consist of the following:

                                                     Receivable      Payable
     March 31, 2001:
             Commission income receivable            $ 25,556             -
             Clearing fee payable                           -           418
             Open transactions, net                         -        93,316
                                                     ________        ______
                                                     $ 25,556        93,734
                                                     ========        ======
       September 30, 2000:
             Commission income receivable            $ 51,943             -
             Clearing fee payable                           -         7,392
             Open transactions, net                         -        68,881
                                                     ________        ______
                                                     $ 51,943        76,273
                                                     ========        ======

       As these amounts are short-term in nature, the carrying amount is a reasonable estimate of fair value.

(7)    Investment in Joint Venture
       ---------------------------
       On September 30, 1998, the Company signed a 50/50 Joint Venture Agreement
       (JV) with Lakeside Investments, LLC (Lakeside) of New York. On October 1, 1998, the joint venture effected the incorporation of International Assets New York, LLC (IANY) a 50/50 owned entity formed to transact the business for the JV. Each party made an initial contribution of $50,000 during the year ended September 30, 1999. During the year ended September 30, 2000 the parties each made subsequent capital contributions of $60,000. A principal of Lakeside actively manages this business. IANY offers a variety of financial strategies to high net worth private investors resident in the United States and certain foreign countries. The Company accounts for this investment under the equity method of accounting.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

       For the six months ended March 31, 2001 and 2000, the Company has recorded a loss of $20,353 and $25,788, respectively for 50 percent of the Joint Venture's loss for the period. The Company uses the equity method of accounting for recording the joint venture investment and its activity. In accordance with the equity method, the Company has reduced its investment in joint venture to $0 as of March 31, 2001. The joint venture has received loans from Lakeside totaling $46,000 to support the joint venture. These loans from Lakeside may be converted to an equity contribution, reducing the Company's equity share in the joint venture below the current 50%, or the loans will be repaid from future operations. As of March 31, 2001 the Company had a payable to the Joint Venture of $4,415, which relates to Joint Venture cash outlays that were made on behalf of the Company.

(8)    Leases
       ------
       The Company occupies leased office space of approximately 13,815 square feet at 250 Park Avenue South, Winter Park, Florida. The expiration date of the office lease is May 31, 2001. The Company is presently working with the landlord on a lease renewal that incorporates significant exterior expansion plans that the landlord has decided to undertake. Once the building design decisions have been finalized management believes the Company will be able to negotiate acceptable future lease terms with the current landlord. In conjunction with these design delays the Company has received a three-month extension from the landlord that waives any rental increase until September 1, 2001.

       The Company is obligated under various noncancelable operating leases for the rental of its office facilities and certain office equipment. Rent expense associated with operating leases amounted to $200,218 and $189,543 for the six months ended March 31, 2001, and 2000, respectively. The future minimum lease payments under noncancelable operating leases as of March 31, 2001 are as follows:

              Fiscal Year (12 month period) Ending September 30,
              --------------------------------------------------
                         2001                      294,300
                         2002                       81,000
                         2003                       48,500
                         2004                        3,300

                                                 ---------
         Total future minimum lease payments     $ 427,100
                                                 =========

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

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

(9)    Stock Repurchase Program
       ------------------------
       The Board of Directors has authorized the Company to continue its repurchase of up to $500,000 in shares of the Company's common stock in the open market through the year ending September 30, 2001. The stock purchases may be made in the open market from time to time as market conditions permit. The Company is required to comply with Rule 10b-18 and Regulation M of the Securities and Exchange Commission which regulate the specific terms in which shares may be repurchased. Since the inception of the repurchase program on March 13, 1996 the Company has repurchased and retired a total of 43,112 shares (as adjusted for the 10% stock dividends) in the open market at a total cost of $129,233. The last open market purchase under the program occurred in March 1998. During the six months ended March 31, 2001 and 2000 the Company did not repurchase any Company shares through open market repurchases.

       In addition to the Company's common stock repurchases in the open market, the Company has repurchased and retired an additional 115,038 shares (as adjusted for the 10% stock dividends) from terminated participants of the Company's 401k Profit Sharing Plan ("401k Plan") and Retirement Savings Plan ("RSP") at a total cost of $256,893 since inception of the repurchase program. The last stock repurchase from these plans was in December 1998. During the six months ended March 31, 2001 and 2000 the Company did not repurchase any Company shares through the 401k Plan and RSP. In total, the Company has repurchased 158,150 shares (as adjusted for the 10% stock dividends) for a total cost of $386,126 since the inception of the repurchase program on March 13, 1996.

(10)   Commitments and Contingent Liabilities
       --------------------------------------
       The Company is party to certain litigation as of March 31, 2001, which relates primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these items will not have a material adverse effect on the Company's consolidated financial statements.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(11)   Stock Option Plan
       -----------------
       On June 9, 2000 the Board of Directors of the Company approved an amendment to the stock option plan to increase the total number of common shares available for issuance from 839,300 shares to 1,339,300 shares. This amendment was approved by the shareholders of the Company at the annual shareholders meeting on February 15, 2001.

       Incentive Stock Options (Granted during the six months ended March 31,
       -----------------------
       2001)

         Options                     Exercise    Expiration      Vesting and
         Granted       Grant Date      Price       Date          Exercisable
         -------       ----------      -----       ----          -----------
          5,000        12/21/00        $2.219      12/21/10          (a)
         20,000        12/22/00        $2.125      12/22/10          (a)
          2,500        01/08/01        $2.875      01/08/11          (a)
          2,500        01/22/01        $2.75       01/22/11          (a)
         10,000        01/29/01        $4.25       01/29/11          (a)
         25,000        03/09/01        $3.125      03/09/11          (b)
         25,000        03/09/01        $3.438      03/09/11          (a)
        230,000        03/09/01        $3.125      03/09/11          (a)
        -------
        320,000
        =======

       Nonqualified Stock Options (Granted during the six months ended March
       --------------------------
       31, 2001)

         Options                     Exercise    Expiration      Vesting and
         Granted       Grant Date      Price       Date          Exercisable
         -------       ----------      -----       ----          -----------
         22,500        03/09/01        $3.125      03/09/11          (a)

       (a) Vested and exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three.
       (b) Vested in 25,000 on 03/09/03 and exercisable in 3,400 on 10/01/03 and 21,600 on 01/01/04.

       As the strike price on the date of grant for each option was equal to the fair market value of a share of common stock on that date, the Company did not recognize any compensation cost associated with such grants.

(12)   Related Party Transactions
       --------------------------
       On January 4, 2000 the Company made a loan to the CEO of the Company including the execution and receipt of a $250,000 promissory note due January 3, 2001. On January 26, 2001 the Board of Directors of the Company granted an extension of the due date of the promissory note with the CEO of the Company to December 31, 2001. The promissory note includes interest of 6% per annum. The loan to officer was previously approved by the Company's Board of Directors. As of March 31, 2001 the remaining principal balance of the promissory note including accrued interest is approximately $92,500.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

    On August 28, 2000 the Company made a loan to a Vice President of the Company including the execution and receipt of a $66,000 promissory note due August 27, 2001. The promissory note includes interest of 6.27% per annum. As of March 31, 2001 the remaining principal balance of the promissory note including accrued interest is approximately $68,400.


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

    Results of Operations:

    Six Months Ended March 31, 2001 as Compared to the Six Months Ended March 31, 2000

    The Company's revenues are derived primarily from commissions earned on the sale of securities and trading revenue (net dealer inventory and investment gains). For the six months ended March 31, 2001, 75% of the Company's revenues were derived from commissions earned on the sale of securities and 18% of revenues were derived from trading revenue. For the six months ended March 31, 2000, 51% of the Company's revenues were derived from commissions earned on the sale of securities and 43% of revenues were derived from trading revenue. Total revenues decreased 67% to $2,368,601 for the six months ended March 31, 2001 from $7,189,904 for the same period in 2000 primarily driven by a difficult trading environment characterized by severe declines in the U.S. equities market. Trading revenue declines of $2,672,801 represented 55% of the total revenue decline year over year. Commission revenues were $1,892,780 lower than the prior year.

     Commission revenue decreased by approximately 52% to $1,768,195 for the six months ended March 31, 2001 from $3,660,975 in 2000. Revenues from commissions are affected primarily by retail trading volume. Based on the number of retail trades processed, 2001 volume decreased by approximately 51% from prior year levels reflecting very cautious investing activity on the part of individual investors. This decrease in retail trades and related commission revenue was due mainly to market uncertainty and adverse market conditions.

     Trading revenue, (net dealer inventory and investment gains) which is derived mainly from institutional clients and to a lesser extent from retail clients, decreased by approximately 86% to $431,296 in 2001 from $3,104,097 in 2000. This decrease in trading revenue was due in large measure to declines across the major financial indices and partly to the market uncertainty of events surrounding the U.S. Presidential election during the previous quarter. This down market resulted in both a decline in the number of shares traded and pressure on trading margins in this period of lower market making activity. In addition to market factors, management believes trading revenues were negatively impacted in 2001, although management has not yet been able to quantify the dollar effects in the period, by the resignation of its foreign trading staff in December 2000, as previously discussed in the Company's 10QSB for the period ended December 31, 2000 as well as filing 8-K as filed on December 27, 2000.

     Revenues from management and investment advisory fees decreased by approximately 2% to $75,903 for the six months ended March 31, 2001. Revenues from mutual fund management and UIT supervisory fees increased by $47,759 due to the Company's launch of the Global eFund in May 2000 but offsetting this increase was a $49,052 decrease in private client money management due to decreases in market activity.

     Interest and dividend revenue decreased by approximately 20% to $114,846 for the six months ended March 31, 2001.

     Loss from joint venture of $20,353 for 2001 was approximately 21% less than the $25,788 loss for 2000. The joint venture operates as a securities brokerage branch office of International Assets Advisory Corporation.

     Other revenue decreased in 2001 by $230,996 mainly due to the absence of a prior year settlement of two arbitration matters that generated this non-reoccurring revenue.

     The major expenses incurred by the Company relate to direct costs of its securities operations such as compensation and benefits, clearing and related expenses and promotion expense. Total expenses decreased 24% to $4,688,137 in 2001, down from $6,163,564 for the same period in 2000. This decrease in total expenses is mainly related to reduced total revenues and the corresponding decrease in variable costs such as commission expense, clearing expense and performance based bonus expense.

     Compensation and benefits expense decreased by $1,040,497, or 30% to $2,459,633 for the six months ended March 31, 2001 from $3,500,130 in 2000 due to a 48% decrease in commission expense on lower commission revenues and a 72% decrease in performance based bonus expense.

     Clearing and related expenses decreased 38% to $510,613 in 2001, down from $822,941 in 2000 mainly due to lower retail private client activity and lower trading volume.

     Total promotion expense decreased by approximately 13% to $478,823 for the six months ended March 31, 2001 compared to $550,138 for 2000. Advertising and promotional expense decreased by 66% in 2001 compared to the same period in 2000 due mainly to increased costs in 2000 related to the launch of INTLTRADER.COM. Offsetting this expense decrease were higher travel and entertainment expenses associated with the Company's trading department promotions as well as increased travel expense for corporate business development efforts.

     Occupancy and equipment rental expense increased by 13% to $258,926 for the six months ended March 31, 2001 from $229,755 in 2000. Increases in rental expense were related to the Company's leased office space.

     Communications expense decreased by $41,884, or 23% to $140,400 for the six months ended March 31, 2001 from $182,284 for 2000. This decrease is due to reduced telephone and postage expense related to the corresponding decreases in operating revenue.

     Professional fees decreased by approximately 35% to $129,667 in 2001 as compared to $200,685 in 2000. This reduction relates primarily to lower consulting expenses for 2001.

     Depreciation and amortization expense increased to $234,635 in 2001 from a level of $194,702 in 2000 as a result of higher amortization expense associated with capitalized technology development costs for INTLTRADER.COM.

     Technology expense was down $35,694 in 2001 from $154,624 in 2000 as new technology enhancements to increase the quote and trading platform's capacity for future growth were primarily completed by December 2000 for INTLTRADER.COM.

    The Company's effective income tax (benefit) rate was approximately (36%) and 40% for the six months ended March 31, 2001 and 2000, respectively. The effective income tax (benefit) expense rate was different than the expected federal and state tax rates due to the presence of offsetting permanent differences.

    The Company has reported a net loss of $1,482,365 for the six months ended March 31, 2001 compared to net income of $620,033 for the previous year.

    Three Months Ended March 31, 2001, as Compared to the Three Months Ended March 31, 2000

    For the three months ended March 31, 2001, 89% of the Company's revenues were derived from commissions earned on the sale of securities and 5% of revenues were derived from trading revenue. For the six months ended March 31, 2000, 53% of the Company's revenues were derived from commissions earned on the sale of securities and 38% of revenues were derived from trading revenue. Total revenues decreased by $2,716,991, or 74% to $962,635 for the three months ended March 31, 2001 from $3,679,626 for the same period in 2000. This decrease was primarily attributable to a $1,358,789 decrease in trading revenue and a $1,102,906 decrease in commission revenue.

    Commission revenue decreased by approximately 56% to $858,913 for the three months ended March 31, 2001 from $1,961,819 in 2000. Revenues from commissions are affected primarily by retail trading volume. Based on the number of retail trades processed, 2001 volume decreased by approximately 53% from 2000 levels. This decrease in retail trades and related commission revenue was due mainly to a difficult market and declines that occurred across most leading indexes.

    Trading revenue, which is derived mainly from institutional clients and to a lesser extent from retail clients, decreased by approximately 97% to $43,385 in 2001 from $1,402,174 in 2000. This decrease in trading revenue was due in large measure to declines across the major financial indices during the quarter. This down market resulted in both a decline in the number of shares traded and pressure on trading margins in this period of lower market making activity.

    Revenues from management and investment advisory fees increased by approximately 3% to $35,127 for the quarter ended March 31, 2001.

    Interest and dividend revenue decreased by approximately 53% to $35,127 for the quarter ended March 31, 2001. This decrease is primarily due to lower balances of interest producing assets, including money market balances and fixed income investments, during the quarter ended March 31, 2001.

    Loss from joint venture was $10,481 for the 2001 quarter compared to $15,902 for 2000.

    Other revenue decreased in 2001 by $222,173 mainly due to the settlement of two arbitration matters in 2000 that generated this non-reoccurring revenue.

    Total expenses decreased 29% to $2,358,230 in 2001, down from $3,321,872 in 2000. This decrease in total expenses is mainly related to reduced total revenues and the corresponding decrease in variable costs such as commission expense, clearing expense and performance based bonus expense.

    Compensation and benefits expense decreased by $470,132, or 26% to $1,313,748 for the quarter ended March 31, 2001 from $1,783,880 in 2000 due to a 51% decrease in commission expense on lower commission revenues and lower performance based bonus expense (37%).

    Clearing and related expenses decreased 54% to $226,654 in 2001, down from $488,527 in 2000 due to lower retail private client activity and lower trading volume.

    Total promotion expense was $210,257 for the quarter ended March 31, 2001 compared to $281,310 for 2000. Advertising and promotional expense decreased by 83% in 2001 compared to the same quarter in 2000 due mainly to increased costs in 2000 related to the launch of INTLTRADER.COM. Offsetting this expense decrease were higher travel and entertainment expenses associated with the Company's trading department promotions as well as increased travel expense for corporate business development efforts.

    Occupancy and equipment rental expense increased by 27% to $129,463 for the quarter ended March 31, 2001 from $101,901 in 2000. Increases in rental expense were related to the Company's leased office space as well as equipment services.

    Communications expense decreased by 23% to $68,782 for the quarter ended March 31, 2001 from $89,231 for 2000. This decrease is due to reduced telephone and postage expense related to the corresponding decreases in operating revenue.

    Professional fees decreased by approximately 52% to $60,523 in 2001 as compared to $125,228 in 2000. This reduction mainly relates to decreased consulting and legal expense for 2001.

    Depreciation and amortization expense increased by 13% to $143,055 in 2001 from a level of $126,093 in 2000 as a result of higher amortization expense associated with capitalized system development costs for INTLTRADER.COM.

    Technology expense was down to $57,467 in 2001 from $147,188 in 2000 as new technology enhancements to increase the system's capacity for future growth were primarily completed by December 2000 for INTLTRADER.COM.

    The Company's effective income tax (benefit) rate was approximately (37%) and 39% for the quarter ended March 31, 2001 and 2000, respectively.

    The Company has reported a net loss of $885,930 for the quarter ended March 31, 2001 compared to net income of $217,147 for the previous year.

    Liquidity and Capital Resources
    Substantial portions of the Company's assets are liquid. At March 31, 2001, approximately 76% of the Company's assets consisted of cash, cash equivalents and marketable securities. All assets are financed by the Company's equity capital, from securities sold but not yet purchased and other payables.

    International Assets Advisory Corporation (IAAC), a wholly owned registered securities broker/dealer subsidiary, is subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At March 31, 2001, IAAC had net capital of approximately $1,754,000, which was approximately $1,201,000 in excess of its minimum net capital requirement at that date.

    INTLTRADER.COM, INC. (ITCI), a wholly owned registered securities broker subsidiary, is also subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. ITCI commenced operations on January 25, 2000. At March 31, 2001, ITCI had net capital of approximately $283,000, which was approximately $233,000 in excess of its minimum net capital requirement at that date.

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

                          PART II - OTHER INFORMATION

    ITEM 1.   LEGAL PROCEEDINGS

    The Company is party to certain arbitration and/or litigation matters as of March 31, 2001 which relate primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these additional items will not have a material adverse effect on the Company's consolidated financial statements.

On January 4, 2001 the Company filed an arbitration matter with the NASD regarding several breaches (including but not limited to raiding, unfair competition and misappropriation of trade secrets) related to the sudden departure, on December 19, 2000, of the head of the foreign trading desk and his related recruitment of the entire International Assets Advisory Corporation trading staff. This arbitration claim was filed against the broker/dealer who became the employer of the recruited employees, two principals of the broker/dealer, the parent firm of the broker/dealer and four principals of the parent firm. On March 14, 2001 the broker/dealer who became the employer and two of its principals responded and filed a counterclaim against the Company. On March 19, 2001 the parent firm of the broker/dealer also filed a counterclaim as well as a claim for attorney's fees. The Company disputes the counterclaims and intends to vigorously defend them.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on Thursday, February 15, 2001. The stockholders reelected the six members of the existing Board of
Directors: Diego J. Veitia, William C. Dennis, Jerome F. Miceli, Stephen A. Saker, Robert A. Miller and Jeffrey L. Rush. The stockholders approved the action of the Board of Directors in selecting KPMG LLP to audit the financial statements of the Company and its subsidiaries for the period commencing October 1, 2000, and ending September 30, 2001. The stockholders further approved the action of the Board of Directors in adopting an amendment to the International Assets Holding Corporation Stock Option Plan to increase the total number of shares available for issuance under the Plan from 839,300 to 1,339,300 shares.

                                                   Votes               Votes
             Matter                                 For              Withheld
             ------                                 ---              --------
Election of Diego J. Veitia as director          2,067,836            6,051
Election of William C. Dennis as director        2,067,836            6,051
Election of Jerome F. Miceli as director         2,062,466           11,441
Election of Stephen A. Saker as director         2,067,836            6,051
Election of Robert A. Miller director            2,067,836            6,051
Election of Jeffery L. Rush as director          2,067,836            6,051

                                              Votes          Votes       Votes
                 Matter                        For          Against     Abstain
                 ------                        ---          -------     -------
    Approval of the auditors                2,070,154        3,266         467

    Approval of amendment to
           stock option plan                1,005,498      113,572       8,460


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a). Exhibits

               (11) The Statement of Computation of Earnings Per Share is
                    attached hereto as Exhibit 11.

          b). Form 8-K

                    No reports were filed on Form 8-K during the three months ended March 31, 2001


                                  Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTERNATIONAL ASSETS HOLDING CORPORATION

Date 05/11/2001                     /s/ William C. Dennis
     ----------                     ---------------------
                                    William C. Dennis
                                    President and Chief Operating Officer

Date 05/11/2001                     /s/ Jonathan C. Hinz
     ----------                     --------------------
                                    Jonathan C. Hinz
                                    Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX


     (11) The Statement of Computation of Earnings Per Share is attached hereto as Exhibit 11.