Form 10QSB
period 2001-06-30
INTERNATIONAL ASSETS HOLDING CORP
filed 2001-08-06
CIK 913760

                    U.S. Securities and Exchange Commission
                             Washington D.C. 20549

                                  Form 10-QSB

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

            [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT

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

The number of shares outstanding of Common Stock was 2,294,376 as of August 2, 2001.

Transitional small business disclosure format   Yes [_]   No [X]

                                     INDEX


                                                                                                  Page No.
                                                                                                  -------
Part I.           FINANCIAL INFORMATION


   Item 1.        Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of June 30,
                  2001 and September 30, 2000                                                           3

                  Condensed Consolidated Statements of Operations for the
                  Nine Months ended June 30, 2001 and 2000                                              5

                  Condensed Consolidated Statements of Operations for the
                  Three Months ended June 30, 2001 and 2000                                             6

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months ended June 30, 2001 and 2000                                              7

                  Notes to Condensed Consolidated Financial Statements                                  9

   Item 2.        Management's Discussion and Analysis or Plan of Operation                            15


Part II.          OTHER INFORMATION

   Item 1.        Legal Proceedings                                                                    21

   Item 6.        Exhibits and Reports on Form 8-K                                                     22

                  Signatures                                                                           22

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                                                                 (Unaudited)

                                                                                   June 30,            September 30,
            Assets                                                                   2001                  2000
            ------                                                                   ----                  ----
Cash                                                                       $          210,087      $       529,681
Cash deposits with clearing broker                                                  1,470,167            4,733,862
Foreign currency                                                                       16,219                8,316
Receivable from clearing broker, net                                                  729,335                    0
Other receivables                                                                      35,314               90,115
Loans to officers                                                                     124,575              205,671
Securities owned, at market value                                                  10,254,548            3,316,513
Investment in Joint Venture                                                                 0               20,353
Income taxes receivable                                                                     0              452,032
Deferred income tax benefit                                                         1,204,584                    0

Property and equipment, at cost:
    Equipment, furniture and leasehold improvements                                 1,309,655            1,149,921
    Less accumulated depreciation and amortization                                   (901,444)            (765,065)
                                                                           ------------------      ---------------
            Net property and equipment                                                408,211              384,856

Software development, net of accumulated amortization
    of $391,926 in June 2001 and $151,280 in
    September 2000                                                                    643,871              416,810

Prepaid expenses and other assets, net of accumulated
    amortization of $177,000 in June 2001 and $170,512
    in September 2000                                                                 222,029              260,103

                                                                           ------------------      ---------------
            Total assets                                                   $       15,318,940      $    10,418,312
                                                                           ==================      ===============

See accompanying notes to condensed consolidated financial statements.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                                                                                   (Unaudited)

                                                                                                     June 30,         September 30,
            Liabilities and Stockholders' Equity                                                       2001               2000
            ------------------------------------                                                       ----               ----
Liabilities:
     Foreign currency sold, but not yet purchased                                               $       456,447      $       11,903
     Securities sold, but not yet purchased, at market value                                         8,889,862            1,202,659
     Payable to clearing broker, net                                                                         0               24,330
     Accounts payable                                                                                  118,007              260,718
     Accrued employee compensation and benefits                                                        202,657            1,055,238
     Accrued expenses                                                                                  116,789              191,725
     Payable to Joint Venture                                                                            2,335                2,027
     Deferred income taxes                                                                                   0              133,207
     Other liabilities                                                                                   7,755               68,367
                                                                                                --------------       --------------

            Total liabilities                                                                        9,793,852            2,950,174
                                                                                                --------------       --------------

Stockholders' equity:
     Preferred stock, $.01 par value.  Authorized 3,000,000
       shares; issued and outstanding -0- shares                                                             0                    0
     Common stock, $.01 par value.  Authorized 8,000,000
       shares; issued and outstanding 2,294,376 shares in June
       2001 and 2,209,468 shares in September 2000                                                      22,944               22,095
     Additional paid-in capital                                                                      7,945,162            7,666,333
     Retained deficit                                                                               (2,443,018)            (220,290)
                                                                                                --------------       --------------

            Total stockholders' equity                                                               5,525,088            7,468,138


                                                                                                --------------       --------------
            Total liabilities and stockholders' equity                                          $   15,318,940       $   10,418,312

                                                                                                ==============       ==============


See accompanying notes to condensed consolidated financial statements.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

               For the Nine Months Ended June 30, 2001 and 2000

                                  (Unaudited)

                                                                                                   2001               2000
                                                                                                   ----               ----
Revenues:
     Commissions                                                                               $  2,492,643         5,301,821
     Net dealer inventory and investment gains                                                      888,224         4,146,757
     Management and investment advisory fees                                                         81,516            90,957
     Interest and dividends                                                                         183,521           255,859
     Loss from joint venture                                                                        (20,353)          (43,462)
     Other                                                                                            2,149           290,604
                                                                                               ------------       -----------

            Total revenues                                                                        3,627,700        10,042,536
                                                                                               ------------       -----------

Expenses:
     Compensation and benefits                                                                    3,688,838         5,168,674
     Clearing and related expenses                                                                  956,685         1,283,944
     Promotion                                                                                      619,903           769,118
     Occupancy and equipment rental                                                                 382,490           354,572
     Communications                                                                                 211,191           263,376
     Interest                                                                                         2,265             4,831
     Professional fees                                                                              184,606           291,240
     Insurance                                                                                      147,601           128,423
     Depreciation and amortization                                                                  383,513           280,584
     Technology                                                                                     164,865           307,115
     Other expenses                                                                                 378,309           376,726
                                                                                               ------------       -----------

            Total expenses                                                                        7,120,266         9,228,603
                                                                                               ------------       -----------

            (Loss) income before income taxes                                                    (3,492,566)          813,933

Income tax (benefit) expense                                                                     (1,269,838)          335,205
                                                                                               ------------       -----------

            Net (loss) income                                                                  $ (2,222,728)          478,728
                                                                                               ============       ===========

(Loss) earnings per share:
            Basic                                                                              $      (1.00)             0.23
                                                                                               ============       ===========
            Diluted                                                                            $      (1.00)             0.20
                                                                                               ============       ===========

Weighted average number of common shares outstanding:
            Basic                                                                                 2,225,479         2,099,815
                                                                                               ============       ===========
            Diluted                                                                               2,225,479         2,379,182
                                                                                               ============       ===========

See accompanying notes to condensed consolidated financial statements.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

               For the Three Months Ended June 30, 2001 and 2000

                                  (Unaudited)

                                                                                                         2001               2000
                                                                                                         ----               ----
Revenues:
     Commissions                                                                                  $     724,448         1,640,846
     Net dealer inventory and investment gains                                                          421,320           974,033
     Management and investment advisory fees                                                              5,613            13,761
     Interest and dividends                                                                              68,675           112,145
     Loss from joint venture                                                                                  0           (17,674)
     Other                                                                                                3,435            60,894
                                                                                                  -------------       -----------

            Total revenues                                                                            1,223,491         2,784,005
                                                                                                  -------------       -----------

Expenses:
     Compensation and benefits                                                                        1,229,205         1,668,544
     Clearing and related expenses                                                                      410,464           392,376
     Promotion                                                                                          141,080           218,980
     Occupancy and equipment rental                                                                     123,564           124,817
     Communications                                                                                      70,791            81,092
     Interest                                                                                               525             3,870
     Professional fees                                                                                   54,939            90,555
     Insurance                                                                                           47,236            44,436
     Depreciation and amortization                                                                      148,878            85,882
     Technology                                                                                          45,935           152,491
     Other expenses                                                                                     123,904           133,369
                                                                                                  -------------       -----------

            Total expenses                                                                            2,396,521         2,996,412
                                                                                                  -------------       -----------

            Loss before income taxes                                                                 (1,173,030)         (212,407)

Income tax benefit                                                                                     (432,667)          (71,102)
                                                                                                  -------------       -----------

            Net loss                                                                              $    (740,363)         (141,305)
                                                                                                  =============       ===========

Loss per share:
            Basic                                                                                 $       (0.33)      $     (0.06)
            Diluted                                                                               $       (0.33)      $     (0.06)

Weighted average number of common shares outstanding:
            Basic                                                                                     2,239,725         2,181,347
            Diluted                                                                                   2,239,725         2,181,347

See accompanying notes to condensed consolidated financial statements.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

               For the Nine Months Ended June 30, 2001 and 2000

                                  (Unaudited)

                                                                                                   2001               2000
                                                                                                   ----               ----
Cash flows from operating activities:
   Net (loss) income                                                                           $ (2,222,728)          620,033
   Adjustments to reconcile net (loss) income to net
   cash (used for) provided by operating activities:
      Depreciation and amortization                                                                 383,513           194,702
      Deferred income taxes                                                                      (1,337,791)           67,767
      Non-cash compensation                                                                         198,657                 0
      Loss from Joint Venture                                                                        20,353            25,788
      Tax benefit from disqualifying dispositions of
         incentive stock options                                                                     11,001           320,121
      Cash provided by (used for) changes in:
         Receivable from clearing broker, net                                                      (729,335)       (1,301,657)
         Other receivables                                                                           54,801          (403,006)
         Securities owned, at market value                                                       (6,938,035)             (796)
         Income taxes receivable                                                                    452,032          (113,781)
         Prepaid expenses and other assets                                                           31,586           (21,541)
         Foreign currency sold, but not yet purchased                                               444,544           (24,496)
         Securities sold, but not yet purchased, at market value                                  7,687,203         1,894,322
         Payable to clearing broker, net                                                            (24,330)         (230,443)
         Accounts payable                                                                          (142,711)          131,336
         Accrued employee compensation and benefits                                                (852,581)           88,433
         Accrued expenses                                                                           (74,936)         (112,673)
         Payable to Joint Venture                                                                       308              (742)
         Other liabilities                                                                          (60,612)              907
                                                                                               ------------        ----------

         Net cash (used for) provided by operating activities                                    (3,099,061)        1,134,274
                                                                                               ------------        ----------

Cash flows from investing activities:
   Investment in joint venture                                                                            0           (30,000)
   Collection of loans to officers                                                                   81,096                 -
   Costs of additional property, equipment and software
         development                                                                               (557,421)         (248,379)
                                                                                               ------------        ----------
         Net cash used for investing activities                                                    (476,325)         (278,379)
                                                                                               ------------        ----------

                                                                     (continued)

See accompanying notes to condensed consolidated financial statements.

                                                                               7
a

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

               For the Nine Months Ended June 30, 2001 and 2000

                                  (Unaudited)

                                                                                                   2001               2000
                                                                                                   ----               ----
Cash flows from financing activities:
  Exercise of employee stock options                                                                      -           618,309
                                                                                               ------------        ----------

         Net cash provided by financing activities                                                        -           618,309
                                                                                               ------------        ----------

         Net (decrease) increase in cash and cash equivalents                                    (3,575,386)        1,474,204

Cash and cash equivalents at beginning of period                                                  5,271,859         4,209,004
                                                                                               ------------        ----------

Cash and cash equivalents at end of period                                                     $  1,696,473         5,683,208
                                                                                               ============        ==========

Supplemental disclosure of cash flow information:

  Cash paid for interest                                                                       $      2,265               961
                                                                                               ============        ==========

  Income taxes paid                                                                            $          -           132,200
                                                                                               ============        ==========

Supplemental disclosure of noncash financing activities:

  During the nine months ended June 30, 2001 the Company paid for the following transactions by issuance of its common stock:

         Software development services, 12,283 common shares                                   $     70,020                 -
                                                                                               ============        ==========

         Employee bonus compensation, 15,000 common shares                                     $     35,000                 -
                                                                                               ============        ==========

         Purchase promissory note due by an officer,  57,625
            common shares                                                                      $    163,657                 -
                                                                                               ============        ==========

On March 24, 2000 the Company issued 198,269 shares of common stock in conjunction with a ten percent stock dividend.


See accompanying notes to condensed consolidated financial statements.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                            June 30, 2001 and 2000
                                  (Unaudited)

(1)  Basis of Presentation
     ---------------------
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of Management, such financial statements reflect all adjustments (consisting of normal recurring items) necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended September 30, 2000, filed on Form 10-KSB (SEC File Number 33-70334-
     A).

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

(2)  Recent Accounting Pronouncements
     --------------------------------
     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 is effective for transfers and servicing of financial assets and extinguishments occurring after March 31, 2001. Management has determined the adoption of these provisions of SFAS 140 will not have a material effect on the financial statements.

     SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management is evaluating the impact of adopting these provisions of SFAS 140.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The pooling of interest method will no longer be permitted.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which requires that goodwill be reviewed for impairment instead of being amortized to earnings. The statement is effective for fiscal years beginning after December 15, 2001. Management is evaluating the impact of adopting SFAS 142.

(3)  Reclassifications
     -----------------
     Certain prior period amounts have been reclassified to conform to current quarter presentation. These changes had no impact on previously reported results of operations or stockholders' equity.

(4)  Stock Dividend
     --------------
     On February 25, 2000 the Company's Board of Directors declared a 10% stock dividend for shareholders of record on March 10, 2000 and payable on March 24, 2000. The 10% stock dividend increased the Company's issued and outstanding common shares by 198,269 shares.

     Earnings per common share, weighted average shares outstanding, and all stock option activity have been restated to reflect the 10% stock dividend.

(5)  Basic and Diluted (Loss) Earnings Per Share
     -------------------------------------------
     Basic (loss) earnings per share for the nine months and the three months ended June 30, 2001 and 2000 have been computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted loss per share for the nine months ended June 30, 2001 and the three months ended June 30, 2001 and 2000 is the same as basic loss per share because of the anti-dilutive impact of the potential common shares, due to the net loss for each of the periods. Diluted earnings per share for the nine months ended June 30, 2000 has been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

     Options to purchase 48,050 shares of common stock were excluded from the calculation of diluted earnings per share for the nine months ended June 30, 2000, because their exercise prices exceeded the average market price of common shares for the period. No options to purchase shares of common stock were considered in the calculation of diluted loss per share for the nine months ended June 30, 2001 and the three months ended June 30, 2001 and 2000 because of the anti-dilutive impact of the potential common shares, due to the net loss for each of the periods.

(6)  Securities Owned and Securities Sold, But Not Yet Purchased, at market
     ----------------------------------------------------------------------
     value
     -----
     Securities owned and Securities sold, but not yet purchased at June 30, 2001 and September 30, 2000 consist of trading and investment securities at quoted market values as follows:

                                                                                      Sold, but not
                                                                          Owned       yet purchased
                                                                          -----       -------------
     June 30, 2001:
       Common stock and American Depository Receipts                  1,826,409             704,529
       Foreign ordinary stock paired with its
           respective American Depositary Receipt                     8,191,242           8,171,687
       Corporate and municipal bonds                                     69,696                   -
       Foreign government obligations                                     9,670                   -
       Unit investment trusts, mutual funds and other
           investments                                                  157,531              13,646
                                                                    -----------           ---------
       Total                                                        $10,254,548           8,889,862
                                                                    ===========           =========

     September 30, 2000:
       Obligations of the U.S. Government                           $   256,042                   -
       Common stock and American Depository Receipts                  2,205,960             683,802
       Foreign ordinary stock paired with its
           respective American Depositary Receipt                       409,043             409,806
       Corporate and municipal bonds                                    119,370              54,526
       Foreign government obligations                                    91,210              54,525
       Unit investment trusts, mutual funds and other
           investments                                                  234,888                   -
                                                                    -----------           ---------
       Total                                                        $ 3,316,513           1,202,659
                                                                    ===========           =========

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(7)  Receivable From and Payable to Clearing Organization

     Amounts receivable from and payable to clearing organization at June 30, 2001 and September 30, 2000 consist of the following:

                                                              Receivable   Payable
                                                              ----------   -------
       June 30, 2001:
             Commission income receivable                     $ 26,002          -
             Clearing fees and related charges payable             -         34,497
             Open transactions, net                            737,830           -
                                                              --------     --------
                                                              $763,832       34,497
                                                              ========     ========
       September 30, 2000:
             Commission income receivable                     $ 51,943           -
             Clearing fees and related charges payable             -          7,392
             Open transactions, net                                -         68,881
                                                              --------     --------
                                                              $ 51,943       76,273
                                                             =========     ========

     As these amounts are short-term in nature, the carrying amount is a reasonable estimate of fair value.

(8)  Investment in Joint Venture
     ---------------------------

     On September 30, 1998, the Company signed a 50/50 Joint Venture Agreement
     (JV) with Lakeside Investments, LLC (Lakeside) of New York. On October 1, 1998, the joint venture effected the incorporation of International Assets New York, LLC (IANY) a 50/50 owned entity formed to transact the business for the JV. Each party made an initial contribution of $50,000 during the year ended September 30, 1999. During the year ended September 30, 2000 the parties each made subsequent capital contributions of $60,000 (of which $30,000 was through June 30, 2000). A principal of Lakeside actively manages this business. IANY offers a variety of financial strategies to high net worth private investors resident in the United States and certain foreign countries. The Company accounts for this investment under the equity method of accounting.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

     For the nine months ended June 30, 2001 and 2000, the Company has recorded a loss of $20,353 and $43,462, respectively for 50 percent of the Joint Venture's loss for the period. The Company uses the equity method of accounting for recording the joint venture investment and its activity. In accordance with the equity method, the Company has reduced its investment in joint venture to $0 as of June 30, 2001. The joint venture has received loans from Lakeside totaling $46,000 to support the joint venture. These loans from Lakeside may be converted to an equity contribution, reducing the Company's equity share in the joint venture below the current 50%, or the loans will be repaid from future operations. As of June 30, 2001 the Company had a payable to the Joint Venture of $2,335, which relates to Joint Venture cash outlays that were made on behalf of the Company.

(9)  Leases
     ------

     The Company occupies leased office space of approximately 13,815 square feet at 250 Park Avenue South, Winter Park, Florida. The expiration date of the office lease was May 31, 2001. The Company is presently working with a real estate partnership that is related to the Company's present landlord on a new lease for a nearby facility in Orlando, Florida. Once the building design decisions have been completed management believes the Company will be able to finalize lease terms with the new landlord. The Company has received a three-month extension from the current landlord that waives any rental increase until September 1, 2001.

     The Company is obligated under various noncancelable operating leases for the rental of its office facilities and certain office equipment. Rent expense associated with operating leases amounted to $271,561 and $284,992 for the nine months ended June 30, 2001, and 2000, respectively. The future minimum lease payments under noncancelable operating leases are as follows:

                      Fiscal Year (12 month period) Ending September 30,
                      ---------------------------------------------------
                             2001                     294,300
                             2002                      79,000
                             2003                      48,500
                             2004                       3,300
                             2005 and thereafter            -

                                                    ---------
               Total future minimum lease payments  $ 425,100
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

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

     Investments, LLC, each executed a 100 percent guaranty for the joint venture office lease for IANY. Concurrently, the Company and Lakeside Investments, LLC executed indemnification agreements expressly agreeing to indemnify each other related to this lease guarantee in accordance with each party's proportionate ownership (50/50).

(10) Stock Option Plan
     -----------------

     On June 9, 2000 the Board of Directors of the Company approved an amendment to the stock option plan to increase the total number of common shares available for issuance from 839,300 shares to 1,339,300 shares. This amendment was approved by the shareholders of the Company at the annual shareholders meeting on February 15, 2001.

     Incentive Stock Options (Granted during the nine months ended June 30,
     -----------------------
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

     Nonqualified Stock Options (Granted during the nine months ended June 30,
     --------------------------
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

(11) Related Party Transactions
     --------------------------

     On January 4, 2000 the Company made a loan to the CEO of the Company including the execution and receipt of a $250,000 promissory note due January 3, 2001. On January 26, 2001 the Board of Directors of the Company granted an extension of the due date of the promissory note with the CEO of the Company to December 31, 2001. The promissory note includes interest of 6% per annum. The loan to officer was previously approved by the Company's Board of Directors. As of June 30, 2001 the remaining principal balance of the promissory note including accrued interest is approximately $55,000.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

     On August 28, 2000 the Company made a loan to a Vice President of the Company including the execution and receipt of a $66,000 promissory note due August 27, 2001. The promissory note includes interest of 6.27% per annum. As of June 30, 2001 the remaining principal balance of the promissory note including accrued interest is approximately $69,500.

     On June 5, 2001 the Company purchased, by issuance of 57,625 common shares of the Company, a Promissory Note, due by the President of the Company to the former employer of the President of the Company, including the receipt of a $150,000 promissory note. The promissory note included $13,657 of accrued interest at 5.75% per annum.

     On July 11, 2001 the Company executed an unconditional and irrevocable agreement to forgive the $150,000 promissory note held by the Company, with accrued interest, due from the President of the Company, with forgiveness effective June 11, 2002.

(12) Commitments and Contingent Liabilities
     --------------------------------------

     The Company is party to certain litigation as of June 30, 2001, which relates primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these items will not have a material adverse effect on the Company's consolidated financial statements.

     On May 1, 2001 the President of the Company issued an irrevocable and unconditional waiver to the $150,000 bonus that was due to be paid as of April 30, 2001, according to the terms of the employment agreement with the President of the Company.

     On June 29, 2001 the Board of Directors of the Company amended, effective as of March 24, 2001, the employment contract with its CEO, originally dated March 24, 1999. The term of the employment contract was amended from March 24, 2001 to March 24, 2003. All other terms and conditions of the employment contract remain unchanged.

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

     Results of Operations:

     Nine Months Ended June 30, 2001 as Compared to the Nine Months Ended June 30, 2000

     The Company's revenues are derived primarily from commissions earned on the sale of securities and trading revenue (net dealer inventory and investment gains). For the nine months ended June 30, 2001, 69% of the Company's revenues were derived from commissions earned on the sale of securities and 24% of revenues were derived from trading revenue. For the nine months ended June 30, 2000, 53% of the Company's revenues were derived from commissions earned on the sale of securities and 41% of revenues were derived from trading revenue. Total revenues decreased 64% to $3,627,700 for the nine months ended June 30, 2001 from $10,042,536 for the same period in 2000 primarily driven by a difficult trading environment characterized by severe declines in the U.S. equities market and investor uncertainty.

     Commission revenue decreased by approximately 53% to $2,492,643 for the nine months ended June 30, 2001 from $5,301,821 in 2000. Revenues from commissions are affected primarily by retail trading volume. Based on the number of retail trades processed, 2001 volume decreased by approximately 48% from prior year levels reflecting very cautious investing activity on the part of individual investors. This decrease in retail trades and related commission revenue was due mainly to market uncertainty and adverse market conditions.

     Trading revenue, (net dealer inventory and investment gains) which is derived mainly from institutional clients and to a lesser extent from retail clients, decreased by approximately 79% to $888,224 in 2001 from $4,146,757 in 2000. This decrease in trading revenue was due in large measure to declines across the major financial indices and partly to the market uncertainty of events surrounding the U.S. Presidential election during the first fiscal quarter. Trading revenue has also been adversely impacted by the impact of decimalization of securities trading, resulting in reduced spreads a market maker can charge and remain competitive. The reduced financial markets resulted in both a decline in the number of shares traded and pressure on trading margins in this period of lower market making activity. In addition to market factors, management believes trading revenues were also negatively impacted in 2001, although management has not been able to quantify the dollar effects in the period, by the resignation of its foreign trading staff in December 2000, as previously discussed in the Company's 10-QSB for the period ended December 31, 2000 as well as its Form 8-K filed as of December 29, 2000.

     Revenues from management and investment advisory fees decreased by approximately 10% to $81,516 for the nine months ended June 30, 2001. Revenues from mutual fund management and UIT supervisory fees increased by $39,893 due to the Company's launch of the Global eFund in May 2000 but offsetting this increase was a $49,333 decrease in private client money management due to decreases in market activity.

     Interest and dividend revenue decreased by approximately 28% to $183,521 for the nine months ended June 30, 2001. This decrease is primarily due to lower balances of interest producing assets, including money market balances and fixed income investments, during the nine months ended June 30, 2001.

     Loss from joint venture of $20,353 for 2001 was approximately 53% less than the $43,462 loss for 2000. The loss from joint venture has been reduced in 2001 because the Company has written off its investment in joint venture in accordance with the equity method of accounting. The joint venture operates as a securities brokerage branch office of International Assets Advisory Corporation.

     Other revenue decreased in 2001 by $288,455 mainly due to the absence in the current period of a settlement of four arbitration matters that generated this non-reoccurring revenue in the prior period.

     The major expenses incurred by the Company relate to direct costs of its securities operations such as compensation and benefits, clearing and related expenses and promotion expense. Total expenses decreased 23% to $7,120,266 in 2001, down from $9,228,603 for the same period in 2000. This decrease in total expenses is mainly related to reduced total revenues and the corresponding decrease in variable costs such as commission expense, clearing expense and performance based bonus expense.

     Compensation and benefits expense decreased by $1,479,836, or 29% to $3,688,838 for the nine months ended June 30, 2001 from $5,168,674 in 2000 due to lower commission revenues and a decrease in performance based bonus expense.

     Clearing and related expenses decreased 26% to $956,685 in 2001, down from $1,283,944 in 2000 mainly due to lower retail private client activity and lower trading volume.

     Total promotion expense decreased by approximately 19% to $619,903 for the nine months ended June 30, 2001 compared to $769,118 for 2000. Advertising and promotional expense decreased by 65% in 2001 compared to the same period in 2000 due to the absence of launch related expenses for INTLTRADER.COM incurred in 2000. Offsetting this expense decrease were higher travel and entertainment expenses associated with the Company's trading department business development efforts.

     Occupancy and equipment rental expense increased by 8% to $382,490 for the nine months ended June 30, 2001 from $354,572 in 2000. Increases in rental expense were related to the Company's leased office space.

     Communications expense decreased by $52,185, or 20% to $211,191 for the nine months ended June 30, 2001 from $263,376 for 2000. This decrease is due to reduced telephone and postage expense related to the corresponding decreases in operating revenue.

     Professional fees decreased by approximately 37% to $184,606 in 2001 as compared to $291,240 in 2000. This reduction relates primarily to lower consulting expenses for 2001.

     Depreciation and amortization expense increased to $383,513 in 2001 from a level of $280,584 in 2000 as a result of higher amortization expense associated with capitalized technology development costs for INTLTRADER.COM.

     Technology expense was down to $164,865 in 2001 from $307,115 in 2000 as new technology enhancements to increase the quote system and trading platform's capacity for future growth were primarily completed by December 2000 for INTLTRADER.COM.

     The Company's effective income tax (benefit) expense rate was approximately (36%) and 41% for the nine months ended June 30, 2001 and 2000, respectively. The effective income tax expense rate in 2000 was different than the expected federal and state tax rates due to the presence of offsetting permanent differences.

     The Company has reported a net loss of $2,222,728 for the nine months ended June 30, 2001 compared to net income of $478,728 for the previous period.

     Three Months Ended June 30, 2001, as Compared to the Three Months Ended June 30, 2000

     For the three months ended June 30, 2001 and 2000, 59% (in 2001 and 2000) of the Company's revenues were derived from commissions earned on the sale of securities and 34% and 35%, respectively, of revenues were derived from trading revenue. Total revenues decreased by $1,560,514, or 56% to $1,223,491 for the three months ended June 30, 2001 down from $2,784,005 for the same period in

     2000. This decrease was primarily attributable to a $916,398 decrease in commission revenue and a $552,713 decrease in trading revenue.

     Commission revenue decreased by approximately 56% to $724,448 for the three months ended June 30, 2001 from $1,640,846 in 2000. Revenues from commissions are affected primarily by retail trading volume stemming from individual investor activity. This decrease in retail trades and revenue was due mainly to a difficult market and declines that occurred across most leading indices.

     Trading revenue, which is derived mainly from institutional clients and to a lesser extent from retail clients, decreased by approximately 57% to $421,320 in 2001 from $974,033 in 2000. This decrease in trading revenue was due in large measure to declines across the major financial indices during the quarter as well as the reduced spreads caused by the impacts of decimalization of securities trading, resulting in reduced spreads a market maker can charge and remain competitive. The reduced financial markets resulted in both a decline in the number of shares traded and pressure on trading margins in this period of lower market making activity.

     Revenues from management and investment advisory fees decreased by approximately 59% to $5,613 for the quarter ended June 30, 2001.

     Interest and dividend revenue decreased by approximately 39% to $68,675 for the quarter ended June 30, 2001. This decrease is primarily due to lower balances of interest producing assets, including money market balances and fixed income investments, during the quarter ended June 30, 2001.

     Loss from joint venture was $0 for the 2001 quarter compared to $17,674 for 2000. The loss from joint venture has been reduced in 2001 because the Company has written off its investment in joint venture in accordance with the equity method of accounting.

     Other revenue decreased in 2001 by $57,459 mainly due to the settlement of two arbitration matters in 2000 that generated this non-reoccurring revenue.

     Total expenses decreased 20% to $2,396,521 in 2001, down from $2,996,412 in 2000. This decrease in total expenses is mainly related to reduced total revenues and the corresponding decrease in variable costs such as commission expense and performance based bonus expense.

     Compensation and benefits expense decreased by $439,339, or 26% to $1,229,205 for the quarter ended June 30, 2001 from $1,668,544 in 2000 due to a decrease in commission expense on lower commission revenues and lower performance based bonus expense.

     Clearing and related expenses increased $18,088, or approximately 5% to $410,464 in 2001, up from $392,376 in 2000. This increase was caused by a $105,818 increase in ADR conversion fees related to a trading strategy increasingly employed by the Company's trading department. Other clearing and related expenses, excluding ADR conversion fees, decreased by $87,730, or approximately 24%, mainly due to lower retail private client activity and lower trading volume.

     Total promotion expense was $141,080 for the quarter ended June 30, 2001 compared to $218,980 for 2000. This decrease was primarily due to the absence of advertising and promotional costs in 2001 related to the 2000 launch of INTLTRADER.COM.

     Occupancy and equipment rental expense decreased by 1% to $123,564 for the quarter ended June 30, 2001 from $124,817 in 2000.

     Communications expense decreased by 13% to $70,791 for the quarter ended June 30, 2001 from $81,092 for 2000. This decrease is due to reduced telephone and postage expense related to the corresponding decreases in business activity.

     Professional fees decreased by approximately 39% to $54,939 in 2001 as compared to $90,555 in 2000. This reduction mainly relates to decreased consulting and legal expense for 2001.

     Depreciation and amortization expense increased by 73% to $148,878 in 2001 from a level of $85,882 in 2000 as a result of higher amortization expense associated with capitalized system development costs for INTLTRADER.COM.

     Technology expense was down to $45,935 in 2001 from $152,491 in 2000 as new technology enhancements to increase the system's capacity for future growth were primarily completed by December 2000 for INTLTRADER.COM.

     The Company's effective income tax benefit rate was approximately 37% and 33% for the quarter ended June 30, 2001 and 2000, respectively.

     The Company has reported a net loss of $740,363 for the quarter ended June 30, 2001 compared to a net loss of $141,305 for 2000.

     Liquidity and Capital Resources
     Substantial portions of the Company's assets are liquid. At June 30, 2001, approximately 82% of the Company's assets consisted of cash, cash equivalents and marketable securities. All assets are financed by the Company's equity capital, from securities sold but not yet purchased and other payables.

     International Assets Advisory Corporation (IAAC), a wholly owned registered securities broker/dealer subsidiary, is subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At June 30, 2001, IAAC had net capital of approximately $1,494,000, which was approximately $1,067,000 in excess of its minimum net capital requirement at that date.

     INTLTRADER.COM, INC. (ITCI), a wholly owned registered securities broker subsidiary, is also subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. ITCI commenced operations on January 25, 2000. At June 30, 2001, ITCI had net capital of approximately $430,000, which was approximately $380,000 in excess of its minimum net capital requirement at that date.

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

     Cash Flows
     For the nine months ended June 30, 2001, cash and cash equivalents decreased $3,575,386. Funds used for operating activities were $3,099,061 including a net loss of $2,222,728 and depreciation, amortization, non-cash compensation, loss from joint venture, deferred income taxes and other non-cash items for a net usage of $724,267.

                          PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     The Company is party to certain arbitration and/or litigation matters as of June 30, 2001, which relate primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these additional items will not have a material adverse effect on the Company's consolidated financial statements.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a).  Exhibits

               (10.12.a)   The Company's Employment Agreement, entered into as
                           of March 24, 1999, letter amendment, between the Company and Diego J. Veitia, dated June 29, 2001.

               (10.14.a)   The Company's Employment Agreement, entered into as
                           of September 7, 2000, letter amendment, between the Company and William C. Dennis, dated May 1, 2001.

                 (10.15) The Company's Debt Forgiveness Agreement, entered into as of July 11, 2001, between the Company and William C. Dennis.

                    (11) The Statement of Computation of Earnings Per Share is attached hereto as Exhibit 11.

          b).  Form 8-K
                    No reports were filed on Form 8-K during the three months ended June 30, 2001.

                                  Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTERNATIONAL ASSETS HOLDING CORPORATION

Date 08/02/2001                      /s/ William C. Dennis
     ----------                      ---------------------
                                     William C. Dennis
                                     President and Chief Operating Officer

Date 08/02/2001                      /s/ Jonathan C. Hinz
     ----------                      --------------------
                                     Jonathan C. Hinz
                                     Chief Financial Officer and Treasurer

                                 Exhibit Index

Exhibit No.                       Description
-----------                       -----------

  10.12a The Company's Employment Agreement, entered into as of March 24, 1999, letter amendment, between the Company and Diego J. Veitia, dated June 29, 2001.

  10.14a The Company's Employment Agreement, entered into as of September 7, 2000, letter amendment, between the Company and William C. Dennis, dated May 1, 2001.

  10.15 The Company's Debt Forgiveness Agreement, entered into as of July 11, 2001, between the Company and William C. Dennis.

  11 The Statement of Computation of Earnings Per Share is attached hereto as Exhibit 11.