Form 10QSB/A
period 2001-06-30
INTERNATIONAL ASSETS HOLDING CORP
filed 2001-10-15
CIK 913760

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

INTRODUCTORY STATEMENT

This Amendment No. 1 to the Form 10-QSB for the quarterly period ended June 30, 2001 is being filed to correct the Condensed Consolidated Statements of Cash Flows that were set forth in Part 1, Item 1, of the 10-QSB for the period ended June 30, 2001 and filed with the Commission on August 6, 2001. The filing on August 6, 2001 contained a clerical error, which presented the prior period statement of cash flow for the six months ended March 31, 2000 in lieu of the nine months ended June 30, 2000. The current period presentation, for the nine months ended June 30, 2001, was properly presented. The following table restates the Condensed Consolidated Statements of Cash Flows in its entirety.

The enclosed Condensed Consolidated Statements of Cash Flows should be read in conjunction with the entire 10-QSB filing for the period ending June 30, 2001, filed with the Commission on August 6, 2001.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

               For the Nine Months Ended June 30, 2001 and 2000

                                        (Unaudited)                                           Corrected

                                                                                 2001            2000
                                                                                 ----            ----
Cash flows from operating activities:
   Net (loss) income                                                         $(2,222,728)       478,728
   Adjustments to reconcile net (loss) income to net
   cash (used for) provided by operating activities:
     Depreciation and amortization                                               383,513        280,584
     Deferred income taxes                                                    (1,337,791)        51,586
     Non-cash compensation                                                       198,657              0
     Loss from Joint Venture                                                      20,353         43,462
     Tax benefit from disqualifying dispositions of
        incentive stock options                                                   11,001        320,121
     Cash provided by (used for) changes in:
        Receivable from clearing broker, net                                    (729,335)             0
        Other receivables                                                         54,801         (7,750)
        Securities owned, at market value                                     (6,938,035)    (1,545,420)
        Income taxes receivable                                                  452,032       (168,702)
        Prepaid expenses and other assets                                         31,586         (9,551)
        Foreign currency                                                         444,544        (27,566)
        Securities sold, but not yet purchased, at market value                7,687,203      2,424,712
        Payable to clearing broker, net                                          (24,330)      (127,480)
        Accounts payable                                                        (142,711)        (1,114)
        Accrued employee compensation and benefits                              (852,581)       196,565
        Accrued expenses                                                         (74,936)       (62,990)
        Payable to Joint Venture                                                     308         (7,138)
        Other liabilities                                                        (60,612)         1,865
                                                                             -----------    -----------

        Net cash (used for) provided by operating activities                  (3,099,061)     1,839,912
                                                                             ===========    ===========

Cash flows from investing activities:
  Investment in joint venture                                                          0        (45,000)
  Loans to officers                                                                    0       (257,201)
  Collection  of loans to officers                                                81,096        120,000
  Costs of additional property, equipment and software
        development                                                             (557,421)      (272,329)
                                                                             -----------    -----------
       Net cash used for investing activities                                   (476,325)      (454,530)
                                                                             -----------    -----------
                                                                                            (continued)

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

               For the Nine Months Ended June 30, 2001 and 2000


                               (Unaudited)                                                         Corrected

                                                                                  2001               2000
                                                                                  ----               ----
Cash flows from financing activities:
  Exercise of employee stock options                                                   --           618,309
                                                                              -----------       -----------
          Net cash provided by financing activities                                    --           618,309
                                                                              -----------       -----------

          Net (decrease) increase in cash and cash equivalents                 (3,575,386)        2,003,691

Cash and cash equivalents at beginning of period                                5,271,859         4,209,004
                                                                              -----------       -----------

Cash and cash equivalents at end of period                                    $ 1,696,473         6,212,695
                                                                              ===========       ===========
Supplemental disclosure of cash flow information:

  Cash paid for interest                                                      $     2,265             4,831
                                                                              ===========       ===========

  Income taxes paid                                                           $        --           132,200
                                                                              ===========       ===========
Supplemental disclosure of noncash financing activities:

  During the nine months ended June 30, 2001 the Company paid for the following transactions by issuance of its common stock:

         Software development services, 12,283 common shares                  $    70,020       $        --
                                                                              ===========       ===========
         Employee bonus compensation, 15,000 common shares                    $    35,000       $        --
                                                                              ===========       ===========
         Purchase promissory note due by an officer, 57,625
               common shares                                                  $   163,657                --
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

                   INTERNATIONAL ASSETS HOLDING CORPORATION


Date 10/09/2001     /s/ Diego J. Veitia
     ----------     ----------------------
                    Diego J. Veitia
                    President and Chief Executive Officer

Date 10/09/2001     /s/ Jonathan C. Hinz
     ----------     --------------------
                    Jonathan C. Hinz
                    Chief Financial Officer and Treasurer