Form 10KSB
period 2001-09-30
INTERNATIONAL ASSETS HOLDING CORP
filed 2002-01-14
CIK 913760

                                  Form 10-KSB

                    U.S. Securities and Exchange Commission
                             Washington D.C. 20549

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 33-70334-A
                                              ----------

                   INTERNATIONAL ASSETS HOLDING CORPORATION
                   ----------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Delaware                                            59-2921318
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year:  $4,671,388

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the last sale price of such stock as of January 3,
2002:      $901,355

The number of shares outstanding of Common Stock was 2,374,376 as of January 3, 2002.

DOCUMENTS INCORPORATED BY REFERENCE:

See listing of documents incorporated by reference in Item 13 of this report.

Transitional small business disclosure format   Yes [_]   No [X]

                                     PART I

FORWARD LOOKING STATEMENTS

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

ITEM 1.     DESCRIPTION OF BUSINESS.

General

International Assets Holding Corporation is a Delaware corporation formed in October 1987 for the purpose of serving as a holding company for its operating subsidiaries. As of December 13, 2001, the Company has four wholly owned subsidiaries, INTLTRADER.COM, INC. ("INTLTRADER.COM"), International Assets Management Corp. ("IAMC"), International Financial Products, Inc. ("IFP") and OffshoreTrader.com Ltd ("OTCL").

In December 2001 the Company sold its interests in two additional subsidiaries, International Assets Advisory, LLC ("IAAL") and Global Assets Advisors, LLC ("GAAL"). In anticipation of this sale, on November 1, 2001, International Assets Advisory Corp. ("IAAC") was merged into International Assets Advisory, LLC and Global Assets Advisors, Inc. ("GAA") was merged into Global Assets Advisors, LLC. Because of these completed mergers, unless the context requires otherwise, the name of the survivor entities, IAAL and GAAL shall be used to refer to IAAC and GAA, respectively, throughout this Form 10-KSB rather than their previous entity names.

All of the Company's subsidiaries are Florida corporations or Florida limited liability companies except OTCL, which is a Bermuda exempted company. As used in this Form 10-KSB, the term "Company" refers, unless the context requires otherwise, to International Assets Holding Corporation and its subsidiaries as of September 30, 2001, INTLTRADER.COM, IAMC, IFP, OCTL, IAAL, GAAL, IAAC and GAA.

The Company also had a 50% interest in International Assets New York, LLC, ("IANY") a Delaware limited liability company. IANY was a 50/50 joint venture with Lakeside Investments, LLC. The Company's interest in IANY was sold in December 2001.

Current Subsidiaries

INTLTRADER.COM, INC.
--------------------
INTLTRADER.COM is currently registered as a securities broker-dealer under the Securities Exchange Act of 1934 and the state securities statutes of 49 states and the District of Columbia. INTLTRADER.COM, formerly known as International Trader Association, Inc., was originally formed by the Company in May 1998 to provide on-line brokerage transactions of foreign and domestic securities using the internet. INTLTRADER.COM commenced its on-line brokerage activities in January 2000.

On November 1, 2001 the Company transferred its market-making business from IAAC to INTLTRADER.COM and INTLTRADER.COM began operating as a market maker of international equity securities on this date. This transaction moved the entire trading desk including all personnel, securities positions, contracts, and securities sold not yet purchased from IAAC to INTLTRADER.COM.

INTLTRADER.COM is a member of the NASD, which is a self-regulatory body exercising broad supervisory powers over securities broker-dealers operating in the United States. INTLTRADER.COM is also a member of the Securities Investor Protection Corporation ("SIPC"), which is a public corporation established to afford a measure of protection to the account balances of customers of securities broker-dealers that become insolvent. INTLTRADER.COM acts as an introducing broker/dealer, in that it does not clear its own securities transactions, but instead contracts to have such transactions cleared through a clearing broker on a fully disclosed basis. In a fully disclosed clearing transaction, the identity of the Company's client is known to the clearing broker. Generally, a clearing broker physically maintains the client's account and performs a variety of services as agent for the Company, including clearing all securities transactions (delivery of securities sold, receipt of securities purchased and transfer of related funds).

International Assets Management Corp.
-------------------------------------
International Assets Management Corp. functions as the manager of the physical assets of the Company. IAMC was formed by the Company in 1988 to purchase and manage all of the fixed assets of the Company. The assets held by IAMC are available for use by the subsidiaries of the Company.

International Financial Products, Inc.
--------------------------------------
International Financial Products, Inc., which is currently inactive, was formed as a financial publishing and marketing group to sell products that are not investments, but are related to the global financial market. IFP is operationally inactive but the legal entity remains active in its state of incorporation.

OffshoreTrader.com Ltd
----------------------
OffshoreTrader.com Ltd was formed to explore global internet securities trading for non-U.S. citizens. OffshoreTrader.com Ltd was incorporated on April 15, 1999 as a Bermuda exempted company and is 100% owned by the Company. Exempted Bermuda companies, although resident in Bermuda, may only carry on business that is external to Bermuda. However, exempted Bermuda companies may trade with other exempted Bermuda companies. OffshoreTrader.com Ltd has not yet generated operating revenues.

Subsidiaries and Joint Venture sold in December 2001

International Assets Advisory Corporation and International Assets Advisory, LLC
--------------------------------------------------------------------------------
International Assets Advisory Corporation was formed in April 1981 by the Company's Chairman of the Board, Diego J. Veitia. In 1982, IAAC entered the securities brokerage business and became a member of the National Association of Securities Dealers ("NASD"). Prior to November 1, 2001 IAAC operated as a market maker of international equity securities and as a full-service private client securities brokerage firm specializing in global investing on behalf of its clients. IAAC acted as an introducing broker, in that it did not clear its own securities transactions, but instead contracts to have such transactions cleared through a clearing broker on a fully disclosed basis. In a fully disclosed clearing transaction, the identity of the Company's client is known to the clearing broker. Generally, a clearing broker physically maintains the client's account and performs a variety of services as agent for the Company, including clearing all securities transactions (delivery of securities sold, receipt of securities purchased and transfer of related funds).

On November 1, 2001 IAAC entered into a merger with IAAC, LLC, a wholly owned subsidiary of the Company. IAAC, LLC is a Florida limited liability company formed by the Company in July 2001 for the purpose of the anticipated merger that occurred on November 1, 2001 with IAAC, LLC as the surviving entity of the merger. Upon effectiveness of the merger, the name of the surviving entity was changed to International Assets Advisory, LLC. On December 13, 2001 IAAL was sold to an entity that is controlled by the former managing partner of the Company's retail brokerage joint venture, International Assets New York, LLC.

At the time of its sale on December 13, 2001, IAAL was registered as a securities broker-dealer under the Securities Exchange Act of 1934 and the state securities statutes of 49 states and the District of Columbia. IAAL was also a member of the NASD, which is a self-regulatory body exercising broad supervisory powers over securities broker-dealers operating in the United States. IAAL was also a member of the SIPC, which is a public corporation established to afford a measure of protection to the account balances of customers of securities broker-dealers that become insolvent.

Global Assets Advisors, Inc. and Global Assets Advisors, LLC
------------------------------------------------------------
On November 1, 2001 GAA entered into a merger with Global Assets Advisors, LLC, a wholly owned subsidiary of the Company. GAAL is a Florida limited liability company formed by the Company in July 2001 for the purpose of the anticipated merger that occurred on November 1, 2001 with GAAL as the surviving entity of the merger. On December 13, 2001 GAAL was sold to an entity that is controlled by the former managing partner of the Company's retail brokerage joint venture, International Assets New York, LLC.

GAAL provided money investment advisory and money management services. At the time of its sale on December 13, 2001, GAAL was registered as an investment adviser with the Securities and Exchange Commission ("SEC"), pursuant to the National Securities Markets Improvement Act of 1996. GAAL also made investment adviser notification filings to the states of Florida and California. GAAL was also regulated by the provisions of the Investment Advisers Act of 1940. GAAL served as the money manager to one mutual fund, the Global eFund, and as supervisor of seven proprietary Unit Investment Trusts ("UIT's"). GAAL also provided investment fee-based money management of specialized accounts for high net worth private clients.

International Assets New York, LLC
----------------------------------
In September 1998 the Company entered into a 50/50 Joint Venture ("JV") with Lakeside Investments, LLC (Lakeside) of New York. In October 1998 the JV effected the incorporation of International Assets New York, LLC, a 50/50 owned entity formed to transact business out of an office in New York City as a brokerage branch of IAAC and through the money management arm of GAA. IANY offered a variety of financial strategies to high net worth private investors. The New York City office of IANY opened in January 1999 and began generating operating revenues during May 1999. The New York City Office was closed after the resulting office damages caused by the September 11, 2001 tragedy. Previous to the September 11, 2001 events the Company had contracted to sell its interest in IANY along with the sale of the retail private client and money management business. On December 13, 2001 the Company sold its 50% interest in IANY.

Business Strategy

The Company's original business strategy was to use its team of financial advisors to assist high net worth individuals in the global diversification of their investment portfolios. To complement this business and to better serve its clients, IAAC next expanded its services to include a market making function, committing its own capital to ensure liquidity and offer best execution in the many foreign securities in which the Company's clients were investing. As IAAC's experience and reputation grew, the trading desk of IAAC began to attract the notice of other financial firms which similarly sought liquidity for their own globally minded clients. The demand for IAAC's foreign execution increased and eventually the trading desk became the center of the Company's business operations.

Today the Company is one of the leading U.S. market makers in foreign securities and provides liquidity and trade execution to some of the biggest financial firms in the industry. The Company seeks to direct foreign equity order flow, primarily comprised of unlisted American Depository Receipts ("ADR's") and foreign ordinary equity shares, to the Company's trading desk. Wholesale relationships with top-tier securities firms currently provide the primary source of securities order flow. The Company's business strategy is to continue to pursue traditional institutional sales trading with new financial institutions as well as maintain wholesale relationships with existing customers. These important relationships are maintained through direct contact with customers as well as promotional activities.

During the 1990's online technology began to transform the entire securities industry and the eBrokerage business was created. In response to these dramatic industry changes the Company formed INTLTRADER.COM, a global online trading website. INTLTRADER.COM was launched in January 2000 giving the Company's self-directed clients, for the first time, executable dollar denominated quotes on foreign securities around the world, even while the local markets were closed. The development of the proprietary executable quote technology created within INTLTRADER.COM became an important aspect of the Company's growth strategy. The Company has made INTLTRADER.COM's proprietary executable quotation technology available to other securities firms with the resulting international order flow routed to the Company's trading desk at INTLTRADER.COM. The Company is currently pursuing strategic relationships with top-tier eBrokerage firms to offer this electronic trading service.

In December 2001 the Company sold its retail full service securities brokerage and money management activities. Also in December 2001, in a subsequent and unrelated transaction, the Company sold most of the retail online brokerage accounts of INTLTRADER.COM. The Company's wholesale trading operations will continue under the Company's INTLTRADER.COM subsidiary. This divestiture of the retail activities was a strategic event allowing the Company to focus its resources on the trading operations of the Company.

The Company intends to use its marketing and global securities expertise to take advantage of future opportunities for growth in the global securities market. Management believes that there are favorable opportunities for growth in international institutional trading. The Company believes that its expertise in global securities trading presents an opportunity for the Company to expand its market niche further with institutional trading, small institutional sales and eBrokerage strategic relationships.

The International Securities Markets

The Company believes that investment in the international markets by U.S. investors will continue to grow in the coming years, as the global capital markets continue to grow. The U.S. now represents 48% of the world total market capitalization, down from 66% in 1970, and is projected to decrease to 27% by 2030 (Standard & Poor's and Morgan Stanley, 12/31/00). The number of ADR's that are now trading on U.S. exchanges further evidences this growth. ADR's, which represent shares in foreign companies, are issued by U.S. banks and traded in this country as domestic shares and simplify trading in foreign securities by eliminating currency exchange and legal obstacles. In 2001, ADR trading on NYSE, AMEX and NASDAQ was expected to be 31 billion shares, up 7% over 2000, although dollar volume declined (Bank of New York, 12/19/01). While below historical growth rates, the increase in trading volume in 2001 clearly demonstrates the continued interest of U.S. investors in foreign stocks.

The foreign component of U.S. equity portfolios stayed within the 10% range in 2001, a percentage that has held fairly firm for the past two years. Throughout the last two decades, despite recession and exogenous market shocks, U.S. investors continue to internationalize their portfolios to seek out the best companies in every sector.

Management believes that the two leading justifications for the continued growth in international investing by U.S. investors are diversification and potentially superior investment returns.

Market Making and Trading in International Securities

The Company acts as a principal in executing trades in over-the-counter equity securities. To facilitate trading by its clients, the Company buys, sells and maintains inventories of approximately 400 predominantly international securities. The Company primarily executes principal transactions from wholesale order flow and prior to December 2001, also from retail order flow. Wholesale order flow is generated from the execution of order flow directly from other securities broker/dealer's trading desks.

The Company places its capital at risk by also trading as a "market maker" in a select group of approximately 175 international securities which are traded by the Company's clients. The Company's emphasis in such trades is on earning revenues from the spread between customer buy and sell orders. A market maker is a firm that stands ready to buy and sell a particular stock at a publicly quoted price. Because they offer both bid and ask prices, market makers are a source of liquidity to institutional clientele like banks, brokerages and other investment companies. Market makers commit their own funds to maintain an inventory of securities and to ensure order execution and the maintenance of fair and orderly markets. As a market maker, the Company, through its registered securities dealer trading desk provides global equity investors with the liquidity and execution they need to buy and sell foreign securities. The Company's trading desk offers rapid execution on over 8,000 foreign ordinary shares and ADR's around the globe.

Revenues from principal transactions (net dealer inventory and investment gains) depend upon the general trend of prices and level of activity in the securities markets, the skill of employees responsible for managing the Company's trading accounts and the size of its inventories. The activities of the Company in trading as a principal require the commitment of capital and create an opportunity for profit and risk of loss due to market fluctuations.

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

The Private Client Retail Brokerage Activities and Money Management

In December 2001 the Company sold its full service private client retail brokerage and money management activities. Accordingly, these businesses will no longer be a source of revenues or expense for the Company after December 13, 2001.

For the fiscal years ended September 30, 2001 and 2000, approximately 65% and 51%, respectively, of the Company's total revenues were derived from commissions earned from transactions with its retail clients. The Company's retail private client base was composed primarily of high net worth individuals. Clients were distributed nationwide. However, a particularly large number of clients resided in Florida, California, New York, Texas and Pennsylvania.

Retail commissions were charged on both exchange and over-the-counter agency transactions based on a schedule, which was subject to change, that the Company had formulated in accordance with guidelines promulgated by the NASD. Transactions in securities were effected on either a cash or margin basis. Through its clearing agent, the Company allowed its clients to maintain margin accounts for securities purchased or sold short through the Company. During 1995 the Company began selling proprietary Unit Investment Trust products and acted as the managing underwriter for these UIT products.

Management and investment advisory services were offered through professional fee-based money management and investment services including UIT's, mutual funds and strategic accounts. Management and investment advisory fees were approximately 2% of the Company's total revenues for both of the years ended September 30, 2001 and 2000.

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

During the past several years the securities industry has seen the emergence of the online securities business. The Company addressed this industry change by developing its own online securities brokerage firm with INTLTRADER.COM. In December 2001 the Company sold its retail online clients but it continues to market its online quote technology to other online securities broker dealers as a vehicle to direct international order flow to the Company's trading desk.

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

The Company believes that its internal controls and safeguards against securities theft are adequate. As required by the NASD and other authorities, the Company carries a fidelity bond covering any loss or theft of securities, as well as embezzlement and forgery. The amount of the required fidelity bond is based on 120% of the previous 12 months highest required net capital. IAAL annually assessed the total required bond coverage and at the time of its sale on December 13, 2001 carried a $120,000 limit. INTLTRADER.COM annually assesses the total required bond coverage and currently carries a $600,000 limit.

The Company's administrative staff oversees internal financial controls, accounting functions, office services and compliance with regulatory requirements.

Regulation

The securities industry in the United States is subject to extensive regulation under Federal and state laws. The SEC is the Federal agency charged with administration of the Federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. The self-regulatory organizations adopt rules (which are subject to approval by the SEC) that govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. At the time of its sale on December 13, 2001 IAAL was registered as a securities broker in 49 states and the District of Columbia. INTLTRADER.COM is registered as a securities broker/dealer in 49 states and the District of Columbia.

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

INTLTRADER.COM is required by Federal law to belong to the SIPC. At the time of its sale on December 13, 2001 IAAL was also required to belong to SIPC. The SIPC fund provides protection for securities held in customer accounts of up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. In addition, securities in an account at the Company's clearing broker are afforded additional protection by Wexford Clearing services Corporation. This additional protection (known as "Net Equity" coverage) covers the total amount of fully paid for securities and cash balances without limit, thus providing total protection for each customer's equity position in the unlikely event of a SIPC liquidation.

Net Capital Requirements

As of November 1, 2001
----------------------
INTLTRADER.COM is subject to the SEC's uniform net capital rule (Rule 15c3-1 (the "Rule")), which is designed to measure the liquidity of a broker-dealer and the maintenance of minimum net capital deemed necessary to meet its commitments to its customers. The Rule provides that a broker-dealer doing business with the public must not permit its aggregate indebtedness to exceed 15 times its net capital (the "Basic Method") or, alternatively, that it not permit its net capital to be less than 2% of aggregate debit items computed in accordance with the Rule (the "Alternative Method"). The Rule requires INTLTRADER.COM to maintain minimum net capital at an amount equal to the greater of $100,000, 6-2/3% of aggregate indebtedness or $2,500 for each security in which it makes a market (unless a security in which it makes a market has a market value of $5 or less, in which event the amount of net capital shall not be less than $1,000 for each such security) with a ceiling of $1,000,000.

At the time of its sale on December 13, 2001 IAAL was also subject to the Rule, which required IAAL to maintain minimum net capital at an amount equal to the greater of $100,000, 6-2/3% of aggregate indebtedness and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1.

Any failure to maintain the required net capital may subject a broker-dealer to expulsion by the NASD, the SEC or other regulatory bodies, and may ultimately require its liquidation.

INTLTRADER.COM is in compliance with the Rule, as well as the applicable minimum net capital requirements of the NASD. At the time of its sale on December 13, 2001, IAAL was also in compliance with the Rule, as well as the applicable minimum net capital requirements of the NASD. IAAL and INTLTRADER.COM each elected to compute net capital under the Basic Method. In computing net capital under the Rule, various adjustments are made to net worth with a view to excluding assets not readily convertible into cash and to providing a conservative statement of other assets, such as a firm's position in securities. To that end, a deduction is made against the market value of securities to reflect the possibility of a market decline before their disposition. For every dollar that net capital is reduced, by means of such deductions or otherwise (for example, through operating losses or capital distributions), the maximum aggregate indebtedness a firm may carry is reduced. Thus, net capital rules, which are unique to the securities industry, impose financial restrictions upon the Company's business that are more severe than those imposed on other types of businesses. Compliance with the net capital rules may limit the operations of the Company because such rules require minimum capital for such purposes as underwriting securities distributions, and maintaining the inventory required for trading in securities.

Pursuant to paragraph (k)(2)(ii) of SEC Rule 15c3-3, INTLTRADER.COM is exempt from customer reserve requirements and providing information relating to possession or control of securities. Pursuant to paragraph (k)(2)(ii) of SEC Rule 15c3-3, IAAL was at the time of its sale on December 13, 2001 also exempt from customer reserve requirements and providing information relating to possession or control of securities.

As of September 30, 2001 and 2000
---------------------------------
Net capital changes from day to day. As of September 30, 2001 and 2000, IAAC had excess net capital of $526,126 and $2,593,041, respectively, and a ratio of aggregate indebtedness to net capital of .82 to 1 and .47 to 1, respectively. As of September 30, 2001 and 2000, INTLTRADER.COM had excess net capital of $181,078 and $189,466, respectively, and a ratio of aggregate indebtedness to net capital of .18 to 1 and .47 to 1, respectively.

Employees

At September 30, 2001, the Company had 52 employees, all of which were full time employees. Of such employees, 9 have managerial responsibilities, 18 are account executives, 6 are traders and 19 have administrative and operational duties, including persons engaged in other service areas such as customer service, research, money management, accounting, operations, compliance, technology and marketing. The Company considers its relationship with its employees to be good.

After completion of the December 2001 sale transactions of the retail private client and money management activities, the Company had 21 employees. Of such employees, 6 have managerial responsibilities, 6 are traders and 9 have administrative and operational duties, including persons engaged in other support areas such as customer service, accounting, operations, compliance, technology and marketing. In addition, 18 of these employees are full time and 3 are presently shared in a cost sharing arrangement with the new owners of IAAL.

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

ITEM 2.     DESCRIPTION OF PROPERTY.

The Company occupies leased office space of approximately 13,815 square feet at 250 Park Avenue South, Winter Park, Florida. The original expiration date of the office lease was May 31, 2001. The Company has received extensions from the landlord to remain in its current location until December 31, 2001, on a month-to-month basis. Rent for the month of January 2002 will be contractually based on the original lease terms that provided for a hold-over tenancy at 100% increased rental expense. Offsetting this rent increase in January is the fact that one-half the total rent will be paid by the new owners of IAAL under a cost sharing arrangement.

The Company has executed a new lease for office space of approximately 5,100 square feet at 220 E. Central Parkway, Altamonte Springs, Florida. The estimated commencement date of the lease is February 1, 2002, with six months free rent, and a seven year term to July 31, 2009. The Company believes that this new space will be suitable to accommodate its projected future needs.

ITEM 3.     LEGAL PROCEEDINGS.

The Company is party to certain litigation as of September 30, 2001 which relates primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these items will not have a material adverse effect on the Company's consolidated financial statements.

On January 4, 2001 the Company filed an arbitration matter with the NASD regarding several breaches (including but not limited to raiding, unfair competition and misappropriation of trade secrets) related to the sudden departure, on December 19, 2000, of the head of the foreign trading desk and his related recruitment of the entire International Assets Advisory Corporation trading staff. This arbitration claim was filed against the broker/dealer who became the employer of the recruited employees, two principals of the broker/dealer, the parent firm of the broker/dealer and four principals of the parent firm. On March 14, 2001 the broker/dealer who became the employer and two of its principals responded and filed a counterclaim against the Company. On March 19, 2001 the parent firm of the broker/dealer also filed a counterclaim as well as a claim for attorney's fees. The Company disputes the counterclaims and intends to vigorously defend them. The NASD arbitration for this matter has been scheduled for the week beginning April 29, 2002.

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

                                    PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

                                                                                                 High         Low
                                                                                                 ----         ----
The Company's Common Stock, as traded under the symbol IAAC
Fiscal Year 2000
     First Quarter........(Oct. 99 - Dec. 99)................................................       8.18      4.21
     Second Quarter....(Jan. 00 - Mar. 00)...................................................      24.55      5.97
     Third Quarter.......(Apr. 00 - Jun. 00).................................................       8.22      2.13
     Fourth Quarter.....(Jul. 00 - Sep. 00)..................................................       6.13      3.13
Fiscal Year 2001
     First Quarter........(Oct. 00 - Dec. 00)................................................       6.13      1.50
     Second Quarter....(Jan. 01 - Mar. 01)...................................................       4.81      2.06
     Third Quarter.......(Apr. 01 - Jun. 01).................................................       3.00      2.24
     Fourth Quarter.....(Jul. 01 - Sep. 01)..................................................       2.97      0.90

Holders

As of September 30, 2001 there were approximately 95 shareholders of record of the Company's Common Stock, according to the records maintained by the Company's transfer agent. As of September 30, 2001 the Company estimates that there were over 650 beneficial owners of the Company's Common Stock.

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

The Company's principal operating activities, market-making and trading in international securities and its historic private client securities brokerage, are highly competitive and extremely volatile. The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations.

Results of Operations:

In December 2001 the Company sold its full service private client retail brokerage and money management activities. Accordingly, these activities will no longer be a source of revenues or expense for the Company after December 2001. While the revenues (commissions and management and investment advisory fees) and certain costs associated with the business activities which have been sold are readily identifiable, many costs associated with these activities are not. The costs that are not identifiable were included in prior legal entity financial statements combined with other business activities that were operated together for previous strategic, regulatory and synergistic purposes.

As of September 30, 2001 the Company had 52 full time employees. After completion of the December 2001 sale transactions of the retail private client and money management activities, the Company had 21 employees. All of these employees are full time except 3 which are presently shared in a cost sharing arrangement with the new owners of IAAL.

2001 Compared to 2000

The Company's revenues were derived primarily from commissions earned on the sale of securities and trading revenues (net dealer inventory and investment gains). For the years ended September 30, 2001 and 2000, 65% and 51%, respectively, of the Company's revenues came from commissions earned on the sale of securities and 28% and 41%, respectively, of total revenue was derived from trading revenue. Total revenues decreased 62% to $4,671,388 in 2001 from $12,406,866 in 2000. Decreased commission and trading revenues were impacted by adverse market conditions characterized by severe declines in the U.S. equities market and investor uncertainty.

Commission revenues decreased by approximately 52% to $3,031,928 in 2001 from $6,353,212 in 2000. Revenues from commissions are affected primarily by trading volume. Based on the number of retail trades processed, 2001 volume decreased by approximately 46% from prior year levels reflecting very cautious investing activity on the part of individual investors. This decrease in retail trades and related commission revenue was due mainly to market uncertainty and adverse market conditions. The average number of account executives decreased from an average of 26 in 2000 to an average of 18 in 2001, or a decrease of approximately 31%. These commission revenues will no longer be a source of revenue for the Company after December 13, 2001 due to the sale of this business.

Trading revenue (net dealer inventory and investment gains) decreased by approximately 74% to $1,320,097 in 2001 from $5,113,549 in 2000. This decrease in trading revenue was impacted by declines across the major financial indices and was partly due to the market uncertainty of events surrounding the U.S. Presidential election during the first fiscal quarter. Trading revenue has also been adversely impacted by the effects of decimalization of securities trading, resulting in reduced spreads a market maker can charge and remain competitive. The reduced financial markets and decimalization resulted in downward pressure on trading margins. The value of institutional shares traded decreased by approximately 31% from $861 million in 2000 to $594 million in 2001. The number of institutional shares traded decreased approximately 3% from 94 million shares in 2000 to 91 million shares in 2001. In addition to market factors, management believes trading revenue decreases were impacted by the disruption of the Company's trading operations caused by the abrupt departure of the Company's head of capital markets and his related recruitment of the entire trading department to his own firm early in the fiscal year (December 2000). The Company's trading operation was shut down for a short time and had to be completely rebuilt. This matter was previously discussed in the Company's 10-QSB for the period ended December 31, 2000 as well as its Form 8-K filed as of December 29, 2000.

Revenues from management and investment advisory fees decreased by approximately 51% to $92,142 for the year ended September 30, 2001 from $188,191 in 2000. Revenues from mutual fund management and UIT supervisory fees decreased by $12,286, or approximately 17%, from the prior year. Revenues from private client money management decreased by $83,763, or approximately 72% due to decreases in market activity. These revenues from management and investment advisory fees will no longer be a source of revenues for the Company after December 13, 2001 due to the sale of this business.

Interest and dividend revenue decreased by 35% to $245,423 for 2001 from $375,095 in 2000. This decrease is primarily due to lower balances of interest producing assets, including money market balances and fixed income investments as well as decreased interest returns on these short term liquid assets during 2001 compared to 2000.

Loss from joint venture of $20,353 for 2001 was approximately 63% less than the $55,286 loss for 2000. The loss from joint venture has been reduced in 2001 because the Company has written off its investment in joint venture in accordance with the equity method of accounting. The joint venture operated as a securities brokerage branch office of IAAC. The loss from the Company's joint venture represents the Company's 50% share of the operating loss from the activity of International Assets New York, LLC, a 50/50 joint venture with Lakeside Investments, LLC of New York which began operations in December 1998. On December 13, 2001 the Company's interest in International Assets New York, LLC was sold.

Other revenue decreased in 2001 by $429,954 mainly due to the absence in the current period of the settlement of four arbitration matters that generated this non-reoccurring revenue in the prior period.

The major expenses incurred by the Company relate to direct costs of its securities operations such as compensation and benefits, clearing and related expense, promotion expense and technology expense. Total expenses decreased by approximately 21% to $9,439,059 in the year ended September 30, 2001, down from $11,884,519 for the same period in 2000. This decrease in total expenses is mainly related to reduced total revenues and the corresponding decrease in variable costs such as commission expense, clearing expense and performance based bonus expense.

Compensation and benefits expense decreased by $1,810,117 or 28% to $4,753,319 for the year ended September 30, 2001 from $6,563,436 in 2000 due to lower commission revenues and a decrease in performance based bonus expense. Included in the total $4,753,319 Compensation and benefits expense for 2001 is $1,519,517 related to commission expense that will no longer be an ongoing expense for the Company after December 13, 2001, due to the sale of the related retail private client activity on December 13, 2001. Additional expense reductions are also expected to result from decreased administrative salaries and fringe benefits expense due to the reductions in headcount related to the sale on December 13, 2001.

Clearing and related expenses decreased 6% to $1,472,645 in 2001, down from $1,572,063 in 2000. Clearing and related expenses did not decrease in proportion to the overall decrease in total revenue due to increased trading volume in the last half of the fiscal year ended September 30, 2001. Total trading volume is reflected by the 91 million institutional shares traded in 2001 compared to 94 million in 2000. In addition, the Company incurred increased costs for American Depositary Receipt (ADR) conversions due to the necessity of these conversions as a trading strategy to facilitate liquidity with the Company's overall investment portfolio. Included in the total $1,472,645 Clearing and related expenses for 2001 is $274,747 related to retail private client activities that will no longer be an ongoing expense for the Company after December 13, 2001, due to the sale of the related activity on December 13, 2001.

Communications expense decreased by $64,321, or 19% to $266,320 for the year ended September 30, 2001 from $330,641 for 2000. This decrease is due to reduced telephone, postage and printing expense related to the corresponding decreases in operating revenue. It is estimated that there will be additional decreases in communications expense after December 2001 due to the sale of the retail private client activity on December 13, 2001.

Total promotion expense decreased by approximately 41% to $714,675 for the year ended September 30, 2001 compared to $1,216,914 for 2000. This decrease is primarily due to the absence of the launch related promotional expenses for INTLTRADER.COM incurred in 2000. Future promotion expense will be determined by incremental promotions that are undertaken to support the Company's current and ongoing operations.

Occupancy and equipment rental expense increased by 9% to $517,824 for the year ended September 30, 2001 from $475,223 in 2000. Increases in rental expense were related to the Company's leased office space. After February 1, 2002 the Company intends to occupy a new, smaller and less costly leased office space. Offsetting a portion of this savings will be the need for two new equipment leases for phone systems and network connectivity. The net annualized savings from this relocation are currently anticipated to be over $150,000 on an annualized basis.

Professional fees decreased by approximately 2% to $303,190 in 2001 as compared to $308,967 in 2000.

Insurance expense increased by approximately 16% to $203,569 in 2001 as compared to $175,038 in 2000 primarily due to premium rate increases in liability and employee health insurance.

Depreciation and amortization expense increased approximately 44% to $528,834 in 2001 as compared to $367,118 in 2000. The increase in 2001 is primarily due to higher amortization expense associated with capitalized system development costs for INTLTRADER.COM.

Technology expense was down to $188,236 in 2001 from $335,705 in 2000 as new technology enhancements to increase the quote system and trading platform's capacity were primarily completed by December 2000 for INTLTRADER.COM.

Other operating expenses decreased approximately 9% to $484,768 in 2001 as compared to $534,305 in 2000.

The Company has reported a net loss of $3,304,928 for the year ended September 30, 2001 compared to net income of $279,143 for the previous year.

The Company's effective income tax rate was approximately 31% in 2001 and 47% in 2000. The effective income tax benefit rate in 2001 was lower than the expected federal and state tax rates due to the presence of a net operating loss valuation allowance in 2001. The effective income tax expense rate in 2000 was higher than the expected federal and state tax rates due to the impact of permanent tax differences not deductible for tax purposes.

2000 Compared to 1999

Total revenue increased by approximately 25% to $12,406,866 in 2000 from $9,916,924 in 1999. This increase was primarily attributable to a $1,850,878 increase in trading revenue.

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

Trading revenue (net dealer inventory and investment gains) increased by approximately 57% to $5,113,549 in 2000 from $3,262,671 in 1999. The Company's trading revenue is derived primarily from institutional clients. Institutional trading revenues generated approximately 78% and 71% of total trading revenue for the years ended September 30, 2000 and 1999, respectively. The growth in institutional trading in 2000 is attributable to the ongoing development of new institutional trading relationships by the Company as well as additional business from existing institutional clients. The value of institutional shares traded increased from $711 million in 1999 to $861 million in 2000. The number of institutional shares traded increased from 52 million shares in 1999 to over 94 million shares in 2000. Trading revenues from retail trading generated approximately 18% and 25% of total trading revenue for the years ended September 30, 2000 and 1999, respectively.

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

The major expenses incurred by the Company relate to compensation and benefits, clearing fees and related expenses and promotion expense. Total expenses increased 29% to $11,884,519 in 2000, up from $9,221,553 in 1999. This increase in total expenses is mainly related to higher total revenues.

Compensation and benefits were up 20% or $1,106,806, in 2000 as compared to 1999. The increase was primarily due to additional personnel associated with INTLTRADER.COM's start-up, International Assets Advisory Company's staffing needs and increases in performance-based bonus expense. The increase in bonus expense is primarily attributable to significant improvements in institutional trading revenues versus the prior year. Commission expense increased 5% in 2000 as compared to 1999. The increase in commissions expense corresponds primarily to higher retail commission revenues as well as an increase in the effective commission payout to account executives.

Clearing fees and related expenses increased 23% to $1,572,063 in 2000, up from $1,278,717 in 1999. The increase in clearing expense is directly related to higher trading volumes.

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

Liquidity and Capital Resources

Substantial portions of the Company's assets are liquid with the majority of the assets consisting of securities inventories which fluctuate depending on the levels of customer business. At September 30, 2001, approximately 73% of the Company's assets consisted of cash, cash equivalents and marketable securities. All assets are financed by the Company's equity capital, short-term borrowings from securities sold, not yet purchased and other payables.

Distributions to the Company from its registered broker-dealer subsidiary, the Company's primary source of liquidity, are restricted as to amounts which may be paid by applicable law and regulations. The Net Capital Rules are the primary regulatory restrictions regarding capital resources. The Company's rights to participate in the assets of any subsidiary are also subject to prior claims of the subsidiary's creditors, including customers of the broker-dealer subsidiary.

IAAC, a wholly owned registered securities broker/dealer subsidiary of the Company which was sold on December 13, 2001, was subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At September 30, 2001, IAAC had net capital of $895,626, which was $526,126 in excess of its minimum net capital requirement at that date.

INTLTRADER.COM, a wholly owned registered securities broker subsidiary, is also subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At September 30, 2001, INTLTRADER.COM had net capital of $231,078, which was $181,078 in excess of its minimum net capital requirement at that date.

The Company's total assets and liabilities and the individual components thereof may vary significantly from period to period because of changes relating to customer needs and economic and market conditions. The Company's total assets at September 30, 2001 and 2000, were $10,733,698 and $10,418,312, respectively. The
Company's operating activities generate or utilize cash resulting from net income or loss earned during the period and fluctuations in its assets and liabilities. The most significant fluctuations have resulted from changes in the level of customer activity and securities inventory changes resulting from proprietary arbitrage trading strategies dictated by prevailing market conditions.

In addition to normal operating requirements, capital is required to satisfy financing and regulatory requirements. The Company's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated capital needs of the operating subsidiaries. The excess regulatory net capital of the Company's broker-dealer subsidiaries may fluctuate throughout the year reflecting changes in inventory levels and/or composition and balance sheet components. For a description of the Company's net capital requirements, see Note 9 of the audited financial statements contained in Item 7 of this report.

In the opinion of management, the Company's existing capital and cash flow from operations will be adequate to meet the Company's capital needs for at least the next twelve months in light of known and reasonably estimated trends. At this time additional private financing is being sought for technology, staffing and promotional efforts based upon the Company's strategic plan. This plan has an operational emphasis on technology driven international securities order flow. In conjunction with the Company's strategic plan, the Company has engaged UBS Warburg as its financial advisor to arrange and negotiate a private placement of securities issued by the Company or to find a strategic partner. UBS Warburg has been engaged to use its best efforts in connection with a private placement and does not have any obligation to purchase any securities issued by the Company or to provide financing of any kind to the Company.

CASH FLOWS

For the year ended September 30, 2001, cash and cash equivalents decreased $4,260,558 as compared to 2000. Funds used for operating activities were $3,772,267. During 2001, the Company had cash used for investing activities of $488,291. Investing activities included $567,421 used for software development and equipment purchases. Partially offsetting this investing use were net collections of loans to officers net of accrued loan interest of $79,130. During 2001 there were no cash flows from financing activities.

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

ITEM 7.              FINANCIAL STATEMENTS

LIST OF SCHEDULES INCLUDED IN CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report

Consolidated Balance Sheets as of
     September 30, 2001 and 2000

Consolidated Statements of Operations for the Years Ended
     September 30, 2001 and 2000

Consolidated Statements of Stockholders' Equity for the Years Ended
     September 30, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended
     September 30, 2001 and 2000

Notes to Consolidated Financial Statements

                         Independent Auditors' Report


The Board of Directors
International Assets Holding Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheets of International Assets Holding Corporation and Subsidiaries as of September 30, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Assets Holding Corporation and Subsidiaries at September 30, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                 /s/ KPMG LLP

November 9, 2001
Orlando, Florida

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          September 30, 2001 and 2000

                                     Assets                                                2001               2000
                                                                                     ---------------      -----------
Cash                                                                                 $       136,688          529,681
Cash deposits with clearing organization                                                     628,709        4,733,862
Foreign currency                                                                             245,904            8,316
Receivable from clearing organization, net                                                   934,764               --
Other receivables                                                                             23,429           90,115
Loans to officers                                                                            126,541          205,671
Securities owned, at market value                                                          6,011,939        3,316,513
Investment in Joint Venture                                                                       --           20,353
Income taxes receivable                                                                           --          452,032
Deferred income tax asset, net                                                             1,397,489               --

Property and equipment, at cost:
   Equipment, furniture and leasehold improvements                                         1,307,461        1,149,921
   Less accumulated depreciation and amortization                                           (944,502)        (765,065)
                                                                                     ---------------      -----------
      Net property and equipment                                                             362,959          384,856

Software development, net of accumulated amortization of
   $491,995 in 2001 and $151,280 in 2000                                                     553,802          416,810
Prepaid expenses and other assets, net of accumulated amortization of
   $177,000 in 2001 and $170,512 in 2000                                                     311,474          260,103
                                                                                     ---------------      -----------
            Total assets                                                             $    10,733,698       10,418,312
                                                                                     ===============      ===========
                      Liabilities and Stockholders' Equity
Liabilities:
   Foreign currency sold, not yet purchased                                          $       208,092           11,903
   Securities sold, not yet purchased, at market value                                     5,313,641        1,202,659
   Payable to clearing broker, net                                                                --           24,330
   Accounts payable                                                                          312,673          260,718
   Accrued employee compensation and benefits                                                307,500        1,055,238
   Accrued expenses                                                                          139,094          191,725
   Deferred income taxes                                                                          --          133,207
   Payable to Joint Venture                                                                    2,032            2,027
   Other liabilities                                                                           7,779           68,367
                                                                                     ---------------      -----------
         Total liabilities                                                                 6,290,811        2,950,174
                                                                                     ===============      ===========
Commitments and contingent liabilities

Stockholders' equity:
   Preferred stock, $.01 par value.  Authorized 3,000,000
      shares; issued and outstanding 0 shares                                                     --               --
   Common stock, $.01 par value.  Authorized 8,000,000
      shares; issued and outstanding 2,294,376 shares in
      September 2001 and 2,209,468 shares in September 2000                                   22,944           22,095
   Additional paid-in capital                                                              7,945,161        7,666,333
   Retained deficit                                                                       (3,525,218)        (220,290)
                                                                                     ---------------      -----------
         Total stockholders' equity                                                        4,442,887        7,468,138
                                                                                     ---------------      -----------
         Total liabilities and stockholders' equity                                  $    10,733,698       10,418,312
                                                                                     ===============      ===========

See accompanying notes to consolidated financial statements.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations

                    Years ended September 30, 2001 and 2000

                                                                        2001               2000
                                                                  ---------------      -----------
Revenues:
   Commissions (note 2)                                           $     3,031,928        6,353,212
   Net dealer inventory and investment gains                            1,320,097        5,113,549
   Management and investment advisory fees (note 2)                        92,142          188,191
   Interest and dividends                                                 245,423          375,095
   Loss from joint venture                                                (20,353)         (55,286)
   Other income                                                             2,151          432,105
                                                                  ---------------      -----------
                Total revenues                                          4,671,388       12,406,866
                                                                  ===============      ===========
Expenses:
   Compensation and benefits                                            4,753,319        6,563,436
   Clearing fees and related expenses                                   1,472,645        1,572,063
   Communications                                                         266,320          330,641
   Promotion                                                              714,675        1,216,914
   Occupancy and equipment rental                                         517,824          475,223
   Interest                                                                 5,679            5,109
   Professional fees                                                      303,190          308,967
   Insurance                                                              203,569          175,038
   Depreciation and amortization                                          528,834          367,118
   Technology                                                             188,236          335,705
   Other expenses                                                         484,768          534,305
                                                                  ---------------      -----------
                Total expenses                                          9,439,059       11,884,519
                                                                  ---------------      -----------
                (Loss) income before income taxes                      (4,767,671)         522,347

Income tax (benefit) expense                                           (1,462,743)         243,204
                                                                  ---------------      -----------
                Net (loss) income                                 $    (3,304,928)         279,143
                                                                  ===============      ===========
(Loss) earnings per share:

   Basic                                                          $         (1.47)            0.13
                                                                  ===============      ===========
   Diluted                                                        $         (1.47)            0.12
                                                                  ===============      ===========
Weighted average number of common shares outstanding:

   Basic                                                                2,242,845        2,123,064
                                                                  ===============      ===========
   Diluted                                                              2,242,845        2,370,974
                                                                  ===============      ===========

See accompanying notes to consolidated financial statements.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

          Consolidated Statements of Changes in Stockholders' Equity

                    Years ended September 30, 2001 and 2000

                                                                           Additional              Retained              Total
                                           Preferred        Common           paid-in               earnings          stockholders'
                                              stock          stock          capital                (deficit)            equity
                                         --------------   -----------     ------------           -------------       ------------
Balances at September 30, 1999           $           --        17,254        4,588,928               1,532,824          6,139,006

Issuance of common stock for services                --            81           42,909                      --             42,990

Income tax benefit from ISO
  disqualifying dispositions                         --            --          322,522                      --            322,522

Exercise of employee stock option                    --         2,777          681,700                      --            684,477

10% stock dividend                                   --         1,983        2,030,274              (2,032,257)                --

Net income                                           --            --               --                 279,143            279,143
                                         --------------   -----------     ------------           -------------       ------------
Balances at September 30, 2000                       --        22,095        7,666,333                (220,290)         7,468,138

Issuance of common stock for services                --           849          267,827                      --            268,676

Income tax benefit from ISO
  disqualifying dispositions                         --            --           11,001                      --             11,001

Net loss                                             --            --               --              (3,304,928)        (3,304,928)
                                         --------------   -----------     ------------           -------------       ------------
Balances at September 30, 2001           $           --        22,944        7,945,161              (3,525,218)         4,442,887
                                         ==============   ===========     ============           =============       ============

See accompanying notes to consolidated financial statements.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                    Years ended September 30, 2001 and 2000

                                                                                                 2001                  2000
                                                                                             -----------          --------------
Cash flows from operating activities:
      Net (loss) income                                                                      $(3,304,928)                279,143
      Adjustments to reconcile net (loss) income to net cash
              (used for) provided by operating activities:
                Depreciation and amortization                                                    528,834                 367,118
                Deferred income taxes                                                         (1,530,696)                125,433
                Loss on disposals of property and equipment                                           --                     300
                Non-cash compensation                                                            198,656                      --
                Loss from joint venture                                                           20,353                  55,286
                Tax benefit from disqualifying dispositions
                  of incentive stock options                                                      11,001                 322,522
                Cash provided by (used for) changes in:
                  Receivable from clearing organization, net                                    (934,764)                     --
                  Other receivables                                                               66,686                 (47,421)
                  Securities owned, at market value                                           (2,695,426)                269,053
                  Income taxes receivable                                                        452,032                (336,951)
                  Prepaid expenses and other assets                                              (57,859)               (158,509)
                  Foreign currency sold, not yet purchased                                       196,189                 (24,579)
                  Securities sold, not yet purchased, at market value                          4,110,982                 212,177
                  Payable to clearing organization, net                                          (24,330)               (206,113)
                  Accounts payable                                                                51,955                 105,768
                  Accrued employee compensation and benefits                                    (747,738)                311,162
                  Accrued expenses                                                               (52,631)                (68,840)
                  Payable to joint venture                                                             5                  (7,357)
                  Other liabilities                                                              (60,588)                (51,976)
                                                                                             -----------          --------------
                  Net cash (used for) provided by operating activities                        (3,772,267)              1,146,216
                                                                                             -----------          --------------
Cash flows from investing activities:
      Investment in joint venture                                                                     --                 (60,000)
      Loans to officers                                                                           (9,093)               (325,671)
      Collection of loans to officers                                                             88,223                 120,000

      Costs of additional property, equipment and software development                          (567,421)               (502,167)
                                                                                             -----------          --------------
                  Net cash used for investing activities                                         488,291)               (767,838)
                                                                                             -----------          --------------
Cash flows from financing activities:
      Exercise of employee stock options                                                              --                 684,477
                                                                                             -----------          --------------
                  Net cash provided by financing activities                                           --                 684,477
                                                                                             -----------          --------------
                  Net (decrease) increase in cash and cash equivalents                        (4,260,558)              1,062,855

Cash and cash equivalents at beginning of year                                                 5,271,859               4,209,004
                                                                                             -----------          --------------
Cash and cash equivalents at end of year                                                     $ 1,011,301               5,271,859
                                                                                             ===========          ==============

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                    Years ended September 30, 2001 and 2000

                                                                                                 2001                   2000
                                                                                             --------------       -----------------
Supplemental disclosures of cash flow information:

       Cash paid for interest:                                                           $         5,679                   5,109
                                                                                             ==============       =================
       Income taxes paid                                                                 $          --                   132,200
                                                                                             ==============       =================
Supplemental disclosure of noncash financing activities:

       During the years ended September 30, 2001 and 2000 the Company paid for the following transactions by issuance of Common stock:

                         Software development services, 12,283 common shares in
                                     2001 and 8,121 common shares in 2000                $        70,020                  42,990
                                                                                             ==============       =================
                         Employee bonus compensation, 15,000 common shares               $        35,000                    --
                                                                                             ==============       =================
                         Purchase promissory note due by an officer, 57,625
                                     common shares                                       $       163,657                    --
                                                                                             ==============       =================
       On March 24, 2000, the Company issued 198,269 shares of Common stock in conjunction with a ten percent stock dividend.

See accompanying notes to consolidated financial statements.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                           September 30, 2001 and 2000

(1)    Summary of Significant Accounting Policies

       (a)    Principles of Consolidation

              The consolidated financial statements include the accounts of International Assets Holding Corporation (the "Company" or the "parent company") and its six wholly owned subsidiaries, International Assets Advisory Corp. (IAAC), International Assets Management Corp., Global Assets Advisors, Inc., International Financial Products, Inc., INTLTRADER.COM, Inc. (ITCI), and OffshoreTrader.com Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

              International Assets Advisory Corp. is a registered broker/dealer under the Securities Act of 1934. Its securities transactions are cleared through Wexford Clearing Services Corporation ("Wexford") (a wholly owned, guaranteed subsidiary of Prudential Securities Incorporated) on a fully disclosed basis.

              International Assets Management Corp. was formed to manage the physical assets of the Company.

              Global Assets Advisors, Inc. provides investment advisory and account management services.

              International Financial Products, Inc. is inactive but was formed to market products, which were not investments, but were related to the financial industry.

              INTLTRADER.COM, Inc. is a registered broker/dealer under the Securities Act of 1934 and was formed to provide on-line brokerage transactions of foreign and domestic securities using the Internet. It securities transactions are also cleared through Wexford on a fully disclosed basis.

              OffshoreTrader.com Ltd. was incorporated to explore global internet securities trading for non-U.S. citizens.

       (b)    Cash and Cash Equivalents

              Cash equivalents consist of cash, cash deposits with clearing broker and foreign currency. Cash deposits with clearing broker consist of cash and money market funds stated at cost, which approximate market. The money market funds earn interest at varying rates on a daily basis. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

                                                                    (Continued)

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                           September 30, 2001 and 2000

       (c)    Foreign Currency

              The value of a foreign currency, including a foreign currency sold, not yet purchased, is converted into its U.S. dollar equivalent at the foreign exchange rate in effect at the close of business on the balance sheet date.

       (d)    Financial Instruments

              As of September 30, 2001 and 2000, the carrying value of the Company's financial instruments including cash, cash deposits with clearing broker, foreign currency, receivables, accounts payable and accrued expenses approximate their fair values, based on the short-term maturities of these instruments. Additionally, the carrying value of securities owned and any securities and foreign currency sold, not yet purchased, approximate their fair value at September 30, 2001 and 2000 as they are based on quoted market prices.

       (e)    Valuation of Securities

              Each listed security is valued at the last reported sale price on that day. Listed securities not traded on an exchange that day, and other securities, which are traded in the over-the-counter market, are valued at the market's current bid price for securities owned and current asked price for securities sold, not yet purchased. The value of a foreign security is determined in its national currency on the exchange on which it is traded, which value is then converted into its U.S. dollar equivalent at the foreign exchange rate in effect following the close of the stock exchange in the country where the security is issued and traded.

              As of September 30, 2001, securities include a limited partnership ownership interest of $86,992. The limited partnership ownership interest is recorded at fair value, which has been determined by management. This limited partnership ownership interest is held for the Company's investing purposes and is not held for sale to the Company's customers.

       (f)    Revenue Recognition

              The revenues of the Company are derived principally from commissions earned on the sale of securities, from realized and unrealized trading income in securities purchased or sold for the Company's account and from management and investment advisory fees. Commissions and related clearing expenses are recorded on a trade-date basis as securities transactions occur. Realized and unrealized trading income (net dealer inventory and investment gains) are recorded on a trade date basis. Securities owned and securities sold, not yet purchased are stated at market value with related changes in unrealized appreciation or depreciation reflected in net dealer inventory and investment gains. Interest income is recorded on the accrual basis and dividend income is recognized upon receipt.


                                                                    (Continued)

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                           September 30, 2001 and 2000

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

              Software development costs for internally developed software are capitalized, in accordance with Statement of Position 98-1:
              "Accounting for the Costs of Computer Software Developed or Obtained for Internal use", and when management authorizes and commits to funding the project and it is probable that the project will be completed and the software will be used to perform the intended functions. Costs of software that have reached that stage of functionality are amortized using the straight-line method over the estimated period of benefit to be received from these costs, which ranges from two to three years.

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

       (i)    Advertising

              The Company expenses costs of advertising as incurred and have included these expenses in promotion expenses in the accompanying consolidated statements of operations. Advertising costs for the years ended September 30, 2001 and 2000 were $168,015 and $653,161, respectively.

                                                                 (Continued)

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                           September 30, 2001 and 2000

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

       (k)    Use of Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the period. Actual results could differ from these estimates.

       (l)    Earnings Per Share

              Basic (loss) earnings per share have been computed by dividing net
              (loss) income by the weighted average number of common shares outstanding. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding.

              Options to purchase 77,480 shares of common stock were excluded from the calculation of diluted earnings per share for the year ended September 30, 2000, because their exercise price exceeded the average market price of common stock for the period. No options to purchase shares of common stock were considered in the calculation of diluted loss per share for the year ended September 30, 2001, because of the anti-dilutive impact of the potential common shares, due to the net loss in 2001.


                                                                 (Continued)

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                           September 30, 2001 and 2000


       (m)    Recent Accounting Pronouncements

              In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company has adopted SFAS 141 with no impact on its financial statements and has not yet completed its evaluation of SFAS 142; however, management does not anticipate that the adoption of SFAS 142 will have a material impact on the Company's earnings or financial position upon adoption.

              In June 2001, the FASB issued SFAS No. 143 - "Accounting for Asset Retirement Obligations." Statement 143 relates to the accounting for the obligations associated with the retirement of long-lived assets. The Company has not completed its evaluation of SFAS 143; however, management does not anticipate that the adoption of SFAS 143 will have a material impact on the Company's earnings or financial position upon adoption.

              In August 2001, the FASB issued SFAS No. 144 - "Accounting for Impairment or Disposal of Long-lived Assets." Statement 144 establishes methods of accounting and reporting for the impairment of long-lived assets other than goodwill and intangible assets not being amortized. The Company has not completed its evaluation of SFAS 144; however, management does not anticipate that the adoption of SFAS 144 will have a material impact on the Company's earnings or financial position upon adoption.

       (n)    Reclassification

              Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

                                                                  (Continued)

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                           September 30, 2001 and 2000


(2)    Sale of Certain Operations

       In August 2001 International Assets Holding Corporation entered into a purchase and sale agreement to sell its 100% membership interests in the limited liability companies which it formed to hold the net assets of its retail private client securities brokerage activities. Commission revenues from retail private client securities brokerage activity amounted to $3,233,495 and $6,441,106 for the years ended September 30, 2001 and 2000, respectively. Though certain costs associated with this activity are distinct and clearly identifiable; many are not and management has not historically operated, monitored or specifically allocated expenses to this activity in such a manner as to determine profitability by activity.

       In the same agreement, International Assets Holding Corporation agreed to sell its money management activity which had revenues from management and investment advisory fees of $92,142 and $188,191 for the years ended September 30, 2001 and 2000, respectively. The money management activity is primarily related and tied into the retail private client activity including the same sales staffing, operations and research support. It is separated only for purposes of securities licensing and regulation.

       The sale transactions were completed on December 13, 2001.


(3)    Software Development Costs

       Software development costs that have been capitalized are amortized over a period of two to three years. These development efforts are for internally used software systems for the Company's online trading activities including the proprietary foreign quote system functionality.

                                                                           2001                2000
                                                                   -----------------    ----------------
                Building balance, net                           $        416,810              193,898
                Acquisition of capitalized software                      477,707              414,192
                Dispositions                                                  --              (40,000)
                Amortization expense                                    (340,715)            (151,280)
                                                                   -----------------    ----------------
                Ending balance, net                             $        553,802              416,810
                                                                   =================    ================

(4)    Related Party Transactions

       On June 5, 2001, the Company purchased, by issuance of 57,625 common shares of the Company, a $150,000 promissory note, due by the then President of the Company to his former employer. The promissory note included $13,657 of accrued interest at 5.75% per annum.


                                                                    (Continued)

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements

                          September 30, 2001 and 2000

     On July 11, 2001 the Company executed an unconditional and irrevocable agreement to forgive the $150,000 promissory note held by the Company with accrued interest, due from the former President of the Company, with forgiveness effective June 11, 2002. The forgiveness of the note was reflected as compensation and benefits expense in the third quarter of fiscal 2001.

     On January 4, 2000 the Company made a loan to the CEO of the Company including the execution and receipt of a $250,000 promissory note due January 3, 2001. The Board of Directors of the Company has granted an extension of the due date of the promissory note to December 31, 2001. The promissory note includes interest of 6 percent per annum. The loan to officer was previously approved by the Company's Board of Directors. As of September 30, 2001, the remaining principal balance of the promissory note including accrued interest is $55,941.

     On August 28, 2000 the Company made a loan to a Vice President of the Company including the execution and receipt of a $66,000 promissory note due August 27, 2001. The Board of Directors of the Company has granted an extension of the due date of the promissory note to August 31, 2002. The promissory note includes interest of 6.27 percent per annum. As of September 30, 2001 the remaining principal balance of the promissory note including accrued interest is $70,600.

     The Company has engaged, on a task-by-task basis, a creative design firm that is partially owned by a spouse of an officer of the Company. The Company incurred promotional expense related to this creative design firm totaling approximately $34,023 and $121,000 during the years ended September 30, 2001 and 2000, respectively.

(5)  Securities Owned and Securities Sold, Not Yet Purchased

     Securities owned and securities sold, not yet purchased at September 30, 2001 and 2000 consist of trading and investment securities at market values as follows:

                                                                                               Sold, not yet
                                                                                   Owned         purchased
                                                                                -----------    -------------
          2001:
            Common stock and American Depository Receipts                       $ 1,203,294          694,047
            Foreign ordinary stock paired with its respective
               American Depository Receipts                                       4,618,006        4,619,594
            Corporate and municipal bonds                                            68,949               --
            Foreign government obligations                                            3,954               --
            Unit investment trusts, mutual funds and other investments              117,736               --
                                                                                -----------    -------------

                                                                                $ 6,011,939        5,313,641
                                                                                ===========    =============

                                                                     (Continued)

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements

                          September 30, 2001 and 2000

                                                                                               Sold, not yet
                                                                                   Owned         purchased
                                                                                -----------    -------------
          2000:
            Obligations of U.S. Government                                      $   256,042               --
            Common stock and American Depository Receipts                         2,205,960          683,802
            Foreign ordinary stock paired with its respective
               American Depository Receipts                                         409,043          409,806
            Corporate and municipal bonds                                           119,370           54,526
            Foreign government obligations                                           91,210           54,525
            Unit investment trusts, mutual funds and other investments              234,888               --
                                                                                -----------    -------------

                                                                                $ 3,316,513        1,202,659
                                                                                ===========    =============

(6)  Receivable From and Payable to Clearing Organization

     Amounts receivable from and payable to clearing organization, net at September 30, 2001 and 2000 of $934,764 and $24,330, respectively, consist of the following:

                                                                               Receivable           Payable
                                                                               ----------          ----------
          2001:
            Commission income receivable                                       $   31,783                 ---
            Clearing fee payable                                                      ---              23,722
            Open transactions, net                                                926,703                 ---
                                                                               ----------          ----------

                                                                               $  958,486              23,722
                                                                               ==========          ==========

          2000:
            Commission income receivable                                       $   51,943                 ---
            Clearing fee payable                                                      ---               7,392
            Open transactions, net                                                    ---              68,881
                                                                               ----------          ----------

                                                                               $   51,943              76,273
                                                                               ==========          ==========

     As these amounts are short-term in nature, the carrying amount is a reasonable estimate of fair value.

                                                                     (Continued)

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements

                          September 30, 2001 and 2000

(7)  Investment in Joint Venture

     On September 30, 1998, the Company signed a 50/50 Joint Venture Agreement
     (JV) with Lakeside Investments, LLC (Lakeside) of New York. On October 1, 1998, the joint venture effected the incorporation of International Assets New York, LLC (IANY) a 50/50 owned entity formed to transact the business for the JV. IANY has elected partnership federal income tax treatment. Each party made an initial contribution of $50,000 during the year ended September 30, 1999 and an additional subsequent capital contributions during the year ended September 30, 2000 of $60,000. A principal of Lakeside actively manages this business. IANY offers a variety of financial strategies to high net worth private investors resident in the United States and certain foreign countries. The Company accounts for this investment under the equity method of accounting. In accordance with the equity method, the Company has reduced its investment in joint venture to $0 as of September 30, 2001.

     For the years ended September 30, 2001 and 2000, the Company has recorded losses of $20,353 and $55,286, respectively for 50 percent of the joint venture's losses for the periods. As of September 30, 2001 and 2000, the Company had a payable to the joint venture of $2,032 and $2,027, respectively, which relates to joint venture cash outlays which were made on behalf of the Company.

(8)  Financial Instruments with Off-Balance Sheet Risk

     The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker/dealer. In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the consolidated financial statements at September 30, 2001 at market values of the related securities (totaling $5,313,641) and will incur a loss if the market value of the securities increases subsequent to September 30, 2001.

(9)  Capital and Cash Reserve Requirements

     As of September 30, 2001 and 2000, IAAC is subject to the Securities and Exchange Commission (SEC) uniform net capital rule (Rule 15c3-1), which requires the maintenance of minimum net capital at an amount equal to the greater of $100,000, 6-2/3 percent of aggregate indebtedness, or $2,500 for each security in which a market is made with a bid price over $5 and $1,000 for each security in which a market is made with a bid price of $5 or less with a ceiling of $1,000,000, and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. As of September 30, 2001, the Company had excess net capital of $526,126 and a ratio of aggregate indebtedness to net capital of 0.82 to 1.

     As of September 30, 2001, ITCI is subject to the SEC uniform net capital rule (Rule 15c3-1), which requires the maintenance of minimum net capital at an amount equal to the greater of $50,000 or 6-2/3 percent of aggregate indebtedness. At September 30, 2001, the Company had excess net capital of $181,078 and a ratio of aggregate indebtedness to net capital of approximately 0.18 to 1.

                                                                     (Continued)

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements

                          September 30, 2001 and 2000

     IAAC and ITCI are exempt from customer reserve requirements and providing information relating to possession or control of securities pursuant to Rule 15c3-3 of the Securities and Exchange Act of 1934. Both IAAC and ITCI meet the exemptive provisions of Paragraph (k)(2)(ii).

(10) Leases

     The Company occupies leased office space of approximately 13,815 square feet at 250 Park Avenue South, Winter Park, Florida. The expiration date of the office lease was May 31, 2001. The Company has received extensions from the landlord to remain in its current location until December 31, 2001, on a month-to-month basis.

     The Company has executed a new lease for office space of approximately 5,100 square feet at 220 E. Central Parkway, Altamonte Springs, Florida. The estimated commencement date is February 1, 2002, with six months free rent, and a seven year term to July 31, 2009.

     The Company is obligated under various noncancelable operating leases for the rental of its office facilities and certain office equipment. Rent expense associated with operating leases amounted to $294,302 and $386,900 for the years ended September 30, 2001 and 2000, respectively. Future minimum lease payments under noncancelable operating leases as of September 30, 2001 are as follows:

           Year ending September 30,
          ---------------------------

                   2002                                         $      94,000
                   2003                                               141,000
                   2004                                                99,000
                   2005                                                99,000
                   2006                                               102,000
                   Thereafter                                         310,000
                                                                -------------

                       Total future minimum lease payments      $     845,000
                                                                =============

     IANY, the Company's joint venture, occupied 1,975 square feet at 90 West Street, NYC. The lease had a termination date of August 31, 2003. This office facility has not been occupied since September 11, 2001 due to damages from the World Trade Center tragedy. In November 2001, a surrender agreement was executed voiding this obligation.

                                                                     (Continued)

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements

                          September 30, 2001 and 2000

(11) Income Taxes

     Income tax (benefit) expense for the years ended September 30, 2001 and 2000 consists of:

                                                           Current         Deferred             Total
                                                        -------------    ------------       -------------
               2001:
                 Federal                                $      58,021      (1,306,967)         (1,248,946)
                 State                                          9,933        (223,732)           (213,797)
                                                        -------------    ------------       -------------

                                                        $      67,954      (1,530,697)         (1,462,743)
                                                        =============    ============       =============

               2000:
                 Federal                                $     100,807         107,100             207,907
                 State                                         16,964          18,333              35,297
                                                        -------------    ------------       -------------

                                                        $     117,771         125,433             243,204
                                                        =============    ============       =============

     Total income tax (benefit) expense for the years ended September 30, 2001 and 2000 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to income before income taxes as a result of the following:

                                                                    2001                               2000
                                                       -----------------------------       ----------------------------
                                                                             % of                              % of
                                                                            pretax                            pretax
                                                           Amount           income            Amount          income
                                                       --------------      ---------       -------------    -----------
     Computed "expected" tax expense                   $   (1,621,008)          34.0%      $     177,598          34.0%
     Increase in income tax expense
       resulting from:
          State income taxes, net of
            federal income tax benefit                       (159,029)           3.3%             23,296           4.5%
          Meals and entertainment expense
            not deductible for tax purposes
                                                               34,464           (0.7%)            31,590           6.0%
          Memberships                                           3,470           (0.1%)             7,204           1.4%
          Other, net                                            1,553             --               3,516           0.7%
          Valuation allowance                                 277,807           (5.8%)                --            --
                                                       --------------      ---------       -------------    ----------

                                                       $   (1,462,743)          30.7%      $     243,204          46.6%
                                                       ==============      =========       =============    ==========

                                                                     (Continued)

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements

                          September 30, 2001 and 2000

Deferred income taxes as of September 30, 2001 and 2000 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial statement purposes and such amounts as measured by tax laws. The temporary differences give rise to deferred tax assets and liabilities, which are summarized below as of September 30, 2001 and 2000:

                                                           2001           2000
                                                        -----------    -----------
         Gross deferred tax liabilities:
            Accumulated depreciation and amortization   $   (10,484)       (20,803)
            Software development costs                     (208,396)      (156,846)
                                                        -----------    -----------

                Total gross deferred tax liabilities       (218,880)      (177,649)
                                                        -----------    -----------

         Gross deferred tax assets:
            Investment in Limited Partnership                 3,770          3,770
            Amortization of other assets                     41,172         40,672
            Net operating loss carryforward               1,849,234             --
                                                        -----------    -----------

                Total gross deferred tax asset            1,894,176         44,442
         Valuation allowance                               (277,807)            --
                                                        -----------    -----------

                Total net deferred tax assets             1,616,369         44,442
                                                        -----------    -----------

                Net deferred tax asset (liability)      $ 1,397,489       (133,207)
                                                        ===========    ===========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of September 30, 2001, based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not that the Company will realize the benefits of these deductible differences and net operating loss carryforward, net of the recorded valuation allowance.

At September 30, 2001, the Company has net operating loss carryforwards for federal income tax purposes which begin to expire in 2019.

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                           September 30, 2001 and 2000

(12) Employee Benefit Plans

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

     IAAC's contributions to these employee benefit plans for the years ended September 30, 2001 and 2000 are summarized as follows:

                                                 2001     2000
                                                ------   ------

        RSP                                     $   --   40,000
        401(k) Plan                                 --   40,000
                                                ------   ------

                                                $   --   80,000
                                                ======   ======

     Employer contributions gradually vest over seven years, and employee contributions are fully vested at all times, are paid upon death, disability, retirement or termination of employment.

     As of September 30, 2001 and 2000, 158,928 and 163,270 common shares of the Company were allocated to 401(K) plan participants, respectively. During the years ended September 30, 2001 and 2000, no common shares of the Company were purchased from terminated 401(K) plan participants. As of September 30, 2001 and 2000, 69,694 common shares of the Company were allocated to RSP participants.

     On November 1, 2001, International Assets Advisory Corp. terminated the International Assets Advisory Corporation 401K Profit Sharing Plan ("401K") and the International Assets Advisory Corporation Retirement Savings Plan ("RSP"). All participants under the 401K and RSP will vest 100 percent in their respective account balances and the employer sponsor and its related employees will make no further contributions to the plans.

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                           September 30, 2001 and 2000

     Also, on November 1, 2001, International Assets Holding Corporation became the primary sponsoring employer of both plans. The plans became known as the International Assets Holding Corporation 401K Profit Sharing Plan and the International Assets Holding Corporation Retirement Savings Plan. International Assets Holding Corporation will effectuate the necessary actions to terminate the plans.

(13) Stock Options

     The International Assets Holding Corporation Stock Option Plan (the "Plan") was adopted by the Board of Directors of the Company and approved by the Company's stockholders during January 1993. The Plan permits the granting of awards to employees and directors of the Company and its subsidiaries in the form of stock options. Stock options granted under the Plan may be "incentive stock options" meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options, which do not meet the requirements of Section 422. As of September 30, 2001, a total of 1,399,300 shares of the Company's common stock had been reserved for issuance pursuant to options granted under the Plan.

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

     At September 30, 2001, there were 258,105 additional shares available for grant under the Plan. Using the Black Scholes option-pricing model, the per share weighted-average fair value of stock options granted during 2001 and 2000, where exercise price equals the market price of the stock on the grant date, was $2.27 and $5.02, respectively. The per share weighted average fair value of stock options granted during 2001, where exercise price is greater than market price on the grant date was $2.27.

     The following weighted average assumptions were used:

                                                                     2001         2000
                                                                  ----------   ----------
        Exercise price equal to market price on grant date:
            Expected risk-free interest rate                           5.04%        6.32%
            Expected life                                         6.48 years   6.91 years
            Expected volatility                                        80.4%        73.5%
            Expected dividend yield                                      --           --

        Exercise price greater than market price on grant date:
            Expected risk free interest rate                           5.04%          --
            Expected life                                         6.50 years          --
            Expected volatility                                        80.4%          --
            Expected dividend yield                                      --           --

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                           September 30, 2001 and 2000

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net (loss) income and earnings
     (loss) per share would be reflected in the pro forma amounts indicated below:

                                                                   2001           2000
                                                                -----------    -----------
       Net (loss) income                     As reported        $(3,304,928)       279,143
                                             Pro forma          $(3,562,585)        70,965

       Basic (loss) earnings per share       As reported        $     (1.47)          0.13
                                             Pro forma          $     (1.59)          0.03

       Diluted (loss) earnings per share     As reported        $     (1.47)          0.12
                                             Pro forma          $     (1.59)          0.03

     Pro forma net (loss) income reflects only options granted from 1996 to 2001. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net (loss) income amounts presented above because compensation cost is reflected over the options' expected life ranging from 5 to 8.5 years and compensation cost for options granted prior to October 1, 1995 is not considered.

     Stock option activity during the fiscal years ended September 30, 2000 and 2001 is as follows:

                                                                Weighted-
                                             Number of           average
                                               shares         exercise price
                                           ---------------    --------------
       Outstanding at September 30, 1999   $       698,584    $         2.16
           Granted                                 152,480              6.84
           Exercised                              (300,840)             2.28
           Forfeited                              (129,492)             1.77
           Expired                                      --                --
                                           ---------------    --------------

       Outstanding at September 30, 2000           420,732              4.17
           Granted                                 346,500              3.09
           Exercised                                    --                --
           Forfeited                              (103,123)             5.26
           Expired                                      --                --
                                           ---------------    --------------

       Outstanding at September 30, 2001   $       664,109    $         3.43
                                           ===============    ==============

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

                           September 30, 2001 and 2000

     At September 30, 2001, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.25 - $11.70 and
     7.93 years, respectively.

     At September 30, 2001 and 2000, the number of options exercisable was 160,903 and 42,513, respectively, and the weighted-average exercise price of those options was $3.29 and $3.62, respectively.

    Incentive Stock Options

     As of September 30, 2001, options outstanding under qualified incentive stock options, including their grant date, exercise price and expiration date, were as follows:

                                                        Exercise
       Options outstanding        Grant date             price          Expiration date        Exercisable
       -------------------    -------------------     ------------    ------------------------------------
             26,544           January 23, 1993        $       3.87    January 23, 2003              A
              4,796           August 12, 1994                 4.17    August 12, 2004               B
             26,378           December 28, 1995               2.09    December 28, 2005             C
              8,393           December 28, 1995               1.90    December 28, 2005             C
              1,198           March 7, 1996                   2.28    March 7, 2006                 B
             23,381           December 11, 1996               2.51    December 11, 2006             B
              5,995           October 1, 1998                 1.49    October 1, 2008               B
             83,390           November 2, 1998                1.38    November 2, 2008              D
             19,184           November 2, 1998                1.25    November 2, 2008              C
             11,990           January 6, 1999                 1.25    January 6, 2009               B
             22,890           December 9, 1999                7.17    December 9, 2009              B
             21,800           January 28, 2000               11.70    January 28, 2010              E
              8,750           March 10, 2000                 11.63    March 10, 2010                C
             50,000           April 27, 2000                  5.19    April 27, 2010                F
              5,000           December 21, 2000               2.22    December 21, 2010             E
             20,000           December 22, 2000               2.13    December 22, 2010             E
              2,500           January 8, 2001                 2.88    January 8, 2011               E
              2,500           January 22, 2001                2.75    January 22, 2011              E
             10,000           January 29, 2001                4.25    January 29, 2011              E
             25,000           March 9, 2001                   3.13    March 9, 2011                 G
            222,500           March 9, 2001                   3.13    March 9, 2011                 E
              2,000           July 6, 2001                    2.27    July 6, 2011                  H
              2,000           August 30, 2001                 1.90    August 30, 2011               E
       -------------------

            606,729
       ===================

                                                                     (Continued)

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements

                          September 30, 2001 and 2000


     (A) Exercisable at 25% per year beginning two years from the date of grant.
     (B) Exercisable at 20% per year beginning three years from the date of grant.
     (C) Exercisable at 20% per year beginning one years from the date of grant.
     (D) Exercisable at 30% after year one, 30% after year two and 40% after year three.
     (E) Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three.
     (F) Exercisable at 25.7% on October 1, 2000, 25.7% on October 1, 2001, 25.7% on October 1, 2002 and 22.9% on October 1, 2003.
     (G)  Exercisable at 13.6% on October 1, 2003 and 86.4% on January 1, 2004.
     (H) Exercisable at 50% on August 31, 2001, 16.6% on July 6, 2002, 16.7% on July 6, 2003 and 16.7% on July 6, 2004.

     As of September 30, 2001 and 2000, 144,555 and 33,139 options, respectively, were exercisable under qualified incentive stock options. During the year ended September 30, 2001, none of the incentive stock options were exercised. During the year ended September 30, 2000, 300,840 options were exercised with a weighted average exercise price of $2.28.

     Nonqualified Stock Options

     As of September 30, 2001, options outstanding under nonqualified options, including their grant date, exercise price and expiration date, were as follows:

       Options                        Exercise
     outstanding     Grant date         price      Expiration date   Exercisable
     -----------  ----------------  ------------  -----------------  -----------

          11,990  July 20, 1998     $       2.40  July 20, 2008           A
          11,990  January 6, 1999           1.25  January 1, 2009         A
          10,900  June 4, 1999              6.65  June 4, 2009            A
          22,500  March 9, 2001             3.13  March 9, 2011           B
     -----------

          57,380
     ===========

     (A) Exercisable at 20% per year beginning one years from the date of grant.
     (B) Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three.

     As of September 30, 2001 and 2000, 16,350 and 9,374 options, respectively, were exercisable under nonqualified stock options. During the year ended September 30, 2001 and 2000, none of the nonqualified stock options were exercised.

                                                                     (Continued)

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements

                          September 30, 2001 and 2000

(14) ITCI Stock Option and Plan

     The Board of Directors of ITCI adopted a stock option plan ("ITCI Plan') retroactively as of December 31, 1998. The ITCI Plan was intended to constitute both an "incentive stock option" and a "plan" within the meaning of qualifying under Section 422 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder. The ITCI Plan permitted the granting of an option of 111 common shares (approximately 10 percent of the total common shares) of ITCI to a sole participant. The ITCI Plan expires on December 31, 2002. Retroactively, as of December 1, 1998 this one incentive stock option was granted to a sole participant. The purchase price of the 111 common shares was $98.95 per common share, being 100 percent of the estimated fair market value per share of common stock as of December 1, 1998.

     The right to exercise the options granted and purchase the option shares depended upon meeting certain financial benchmarks as of September 30, 2000, and as of September 30, 2001. None of the benchmarks were met and therefore the option plan terminated as of September 30, 2001.

     There has been no vesting as of September 30, 2001, and like the Parent, the Company recognizes compensation expense under APB No. 25 and no such expense would be recognized until the achievement of the financial benchmarks.


(15) Preferred Stock

     The Company has authorized 3,000,000 shares of its preferred stock for issuance at a par value of $.01 per share. As of September 30, 2001 and 2000, no shares have been issued and the Board of Directors has not yet determined the specific rights and privileges of these shares.


(16) Stock Dividend

     On February 25, 2000, the Company declared a ten percent stock dividend to shareholders of record as of March 10, 2000. On March 24, 2000 the Company issued 198,269 shares of common stock in conjunction with this dividend. Accordingly, amounts equal to the then fair market value (based on quoted market prices as adjusted) of the additional shares issued were charged to retained earnings and credited to common stock and additional paid-in capital.

     Earnings per common share, weighted average shares outstanding, and all stock option activity have been restated to reflect the ten percent stock dividend.

                                                                     (Continued)

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements

                          September 30, 2001 and 2000

(17) Commitments and Contingent Liabilities

     The Company has entered into an employment agreement with its chief executive officer, which has been amended and expires on March 24, 2003. Under the terms of the agreement, the officer will receive specified annual compensation, a bonus, a monthly automobile allowance and reimbursement for personal income tax preparation fees. The bonus is calculated by applying the consolidated return-on-equity percentage for that year to the consolidated pre-tax earnings adjusted before the deduction for officer bonus expense and as adjusted for certain financial transactions. The executive bonus percentage is subject to a minimum of 5 percent and a maximum of 15 percent of adjusted consolidated pre-tax earnings of the Company. In the event of termination of the agreements by the Company other than for cause, as defined, or if the executive resigns as a result of a breach by the Company, the agreement provides for payments to such individual in an amount equal to 100 percent of his total compensation for 24 months following the date of termination.

     The Board of Directors authorized the Company to continue its repurchase of up to $500,000 in shares of the Company's common stock in the open market through the year ended September 30, 2001. The stock purchases may be made in the open market from time to time as market conditions permit. The Company is required to comply with Rule 10b-18 and Regulation M of the Securities and Exchange Commission, which regulate the specific terms in which shares may be repurchased. Since the inception of the repurchase program on March 13, 1996, the Company has repurchased and retired a total of 43,112 shares (as adjusted for the 10 percent stock dividends) in the open market at a total of $129,233. During the fiscal years ended September 30, 2001 and 2000, the Company did not repurchase any Company shares through open market repurchases.

     In addition, concurrent with the open market repurchase program, the Company has repurchased and retired an additional 115,038 shares from terminated participants of the Company's 401(k) Plan and RSP for a total cost of $256,893 since the inception of the program.

                                                                     (Continued)

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements

                          September 30, 2001 and 2000

(18) Quarterly Financial Information (Unaudited)

                                                                        For the three months ended
                                                 ---------------------------------------------------------------------
                                                   December 31,       March 31,         June 30,        September 30,
                                                       2000             2001              2001              2001
                                                 ---------------   ---------------   ---------------   ---------------
     2001:
         Revenues                                $     1,420,272           983,937         1,223,491         1,043,688
         Total expenses                                2,344,213         2,379,532         2,396,521         2,318,793
         Income (loss) before income taxes              (923,941)       (1,395,595)       (1,173,030)       (1,275,105)
         Net income (loss)                              (596,435)         (885,930)         (740,363)       (1,082,200)
         Net income (loss) per share - basic     $         (0.27)            (0.40)            (0.33)            (0.47)
         Net income (loss) per share - diluted   $         (0.27)            (0.40)            (0.33)            (0.47)

                                                                        For the three months ended
                                                 ---------------------------------------------------------------------
                                                   December 31,       March 31,         June 30,        September 30,
                                                       1999             2000              2000              2000
                                                 ---------------   ---------------   ---------------   ---------------
     2000:
         Revenues                                $     3,525,105         3,733,426         2,784,005         2,364,330
         Total expenses                                2,856,519         3,375,672         2,996,412         2,655,916
         Income (loss) before income taxes               668,586           357,754          (212,407)         (291,586)
         Net income (loss)                               402,886           217,147          (141,305)         (199,585)
         Net income (loss) per share - basic     $          0.21              0.10             (0.06)            (0.09)
         Net income (loss) per share - diluted   $          0.18              0.09             (0.06)            (0.09)

                                                                     (Continued)

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements

                          September 30, 2001 and 2000

(19) Subsequent Events

     On October 5, 2001 the Board of Directors of the Company approved the issuance of the following stock options:

     Incentive Stock Options


        Options                       Exercise
        granted      Grant date         price      Expiration date   Exercisable
       ---------  ----------------  ------------  -----------------  -----------

          50,000  October 5, 2001      $0.90      October 5, 2011         (a)
          25,000  October 5, 2001      $0.99      October 5, 2011         (a)
       ---------

          75,000
       ---------

       Nonqualified Stock Options

          45,000  October 5, 2001      $0.90      October 5, 2011         (a)
       ---------

         120,000
       =========

     (a) Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three.

     On November 1, 2001 International Assets Advisory Corporation entered into a merger with IAAC, LLC, a wholly owned subsidiary of International Assets Holding Corporation. IAAC, LLC is a Florida limited liability company formed by International Assets Holding Corporation in July 2001 for the purpose of the anticipated merger that occurred on November 1, 2001. IAAC, LLC is the surviving entity of the merger. Upon effectiveness of the merger, the name of the surviving entity became International Assets Advisory, LLC.

     On November 1, 2001 Global Assets Advisors, Inc. entered into a merger with Global Assets Advisors, LLC, a wholly owned subsidiary of International Assets Holding Corporation. Global Assets Advisors, LLC is a Florida limited liability company formed by International Assets Holding Corporation in July 2001 for the purpose of the anticipated merger that occurred on November 1, 2001. Global Assets Advisors, LLC is the surviving entity of the merger.

     As further described in Note 2, International Assets Holding Corporation entered into a purchase and sale agreement dated August 24, 2001 and amended October 1, 2001 (the Agreement) to sell its newly created 100% membership interests in International Assets Advisory, LLC and Global Assets Advisors, LLC. To accomplish and in keeping with the terms of the agreement, International Assets Advisory, LLC and Global Assets Advisors, LLC will distribute to International Assets Holding Corporation all but approximately $150,000 of their combined net assets which at closing are expected to result in a gain of approximately $400,000, net of costs of the transaction. The sale transactions were completed on December 13, 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table lists certain information about the directors, executive officers and significant employees of the Company:

                                 Director   Officer
Name                      Age    Since      Since   Position
----                      ---    -----      -----   --------

Diego J. Veitia            58    1987       1987    Director, Chairman of the
                                                    Board and Chief Executive
                                                    Officer

Stephen A. Saker           55    1990       1991    Director, Vice President and
                                                    Secretary

Jerome F. Miceli           58    1990         -     Director of the Company

Robert A. Miller, PhD      58    1998         -     Director of the Company

Jeffrey L. Rush, M.D.      61    1999         -     Director of the Company

Gregory T. Gerard          41      -        2000    Senior Vice President of
                                                    Global Business Development

Jonathan C. Hinz           39      -        1995    Chief Financial Officer and
                                                    Treasurer

Tresa Veitia-Williamson    36      -        1999    Vice President and Director
                                                    of Marketing

Each of the Company's directors have been elected to serve until the next annual meeting of stockholders and until his respective successor is elected and qualified. Officers are elected annually by the Board of Directors.

Diego J. Veitia founded the Company in 1987 to serve as a holding company for IAAC and other subsidiaries. He has served as Chairman of the Board, director and Chief Executive Officer of the Company since its inception. He also served as President of the Company for the following periods: from 1987 until 1991, from November 1999 through August 2000 and again from September 2001 to the present. Mr. Veitia founded IAAC in 1981 and has served as Chairman of the Board and director of IAAC, IAAL, GAA and GAAL until the sale of IAAL and GAAL in December 2001. In November 1999 Mr. Veitia resumed the role of President of all of the subsidiaries of the Company. Mr. Veitia is currently serving as Chairman, Chief Executive Officer and President of INTLTRADER.COM, IAMC, IFP and OTCL. Mr. Veitia also serves as Chairman and President of Veitia and Associates, Inc., an inactive registered investment advisor. Mr. Veitia served as Chairman of the All Seasons Global Fund, Inc., a publicly held closed-end management investment company from October 1987 until October 1996. During the last five years Mr. Veitia has also served as director of America's All Seasons Income Fund, Inc., an inactive management investment company.

Stephen A. Saker has been a director of the Company since 1990 and has served as Secretary and Vice President of the Company since 1991. Mr. Saker currently serves as Vice President, Secretary and Director of IAMC and OTC. Mr. Saker has also served as director, Executive Vice President and Secretary of IAAC from 1985 and served as director and Executive Vice President of IAAC, IAAL, GAA and GAAL until the sale of IAAL and GAAL in December 2001. Mr. Saker served as Director, Secretary and Executive Vice President of INTLTRADER.COM from May 1998 through December 2001. Since November 1991, Mr. Saker has served as Vice President, Treasurer and Secretary of Veitia and Associates, Inc., an inactive registered investment advisor. Mr. Saker also served as Secretary and director of All Seasons Global Fund, Inc. from October 1987 until October 1996.

Jerome F. Miceli has been a director of the Company since 1990. Mr. Miceli served as President, Chief Operating Officer and Treasurer of the Company from 1991 to 1999. Mr. Miceli has also served as President, Chief Executive Officer, Treasurer and director of IAAC from 1990 to 1999. Until November 1999 Mr. Miceli also served as President, Treasurer and Director of INTLTRADER.COM, GAA, IAMC, IFP and OTCL. In addition, from December 1990 until October 1996, Mr. Miceli served as Treasurer and director of All Seasons Global Fund Inc., a publicly held closed-end management investment company. Mr. Miceli also served as President of Veitia and Associates, Inc., an inactive registered investment advisor, from 1990 until 1999.

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

Gregory T. Gerard joined the Company in January 2000 and currently serves as Senior Vice President and Managing Director of Global Business Development. Mr. Gerard was formerly a Managing Director for Credit Lyonnais Securities in New York from 1998 through 1999 and was responsible for North American Mergers and Acquisitions. Prior to that, Mr. Gerard was a Vice President at Chase Securities Inc., from 1994 through 1998. Mr. Gerard served as a Senior Associate with BANEXI, the mergers and acquisition department of Banque Nationale de Paris from 1991 through 1994. Mr. Gerard received an MBA from Columbia University in 1987.

Jonathan C. Hinz joined the Company in October 1995 and currently serves as Chief Financial Officer and Treasurer for the Company, INTLTRADER.COM, IFP, IAMC and OTCL. Mr. Hinz has also served as Chief Financial Officer and Treasurer of IAAC, IAAL, GAA and GAAL until the sale of IAAL and GAAL in December 2001. Prior to joining the Company, Mr. Hinz served as Chief Financial Officer and Controller of Computer Science Innovations, Inc. from 1987 to 1995. Mr. Hinz is a certified public accountant.

Tresa Veitia-Williamson joined IAAC in September 1995 and currently serves as Vice President and Director of Marketing for the Company, INTLTRADER.COM, IFP and OTCL. Ms. Veitia-Williamson has also served as Vice President and Director of Marketing of IAAC, IAAL, GAA and GAAL until the sale of IAAL and GAAL in December 2001. Prior to joining the Company, Ms. Veitia-Williamson was an account supervisor at Ogilvy & Mather in New York. Ms. Veitia-Williamson received an MBA from Columbia University in 1989.

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

Based solely on the review of such reports, the Company is aware of one director and one executive officer that had late filings under Section 16(a). Jerome F. Miceli, a director of the Company, did not report in a timely manner under
Section 16(a) a sale of 1,000 shares of common stock on April 2, 2001. Mr. Miceli subsequently reported these transactions on a Form 5 filed on January 9, 2002. Gregory T. Gerard, an executive officer of the Company, did not report in a timely manner under Section 16(a) a purchase of 1,000 shares of common stock on December 13, 2000 and a stock option awarded on January 29, 2001 for 10,000 shares of common stock, with a strike price of $4.25 per share. Mr. Gerard subsequently reported these transactions on a Form 5 filed on January 9, 2002. The Company believes that during fiscal year 2001, all other executive officers and directors complied with the Section 16(a) requirements.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table is a three-year summary of the compensation awarded or paid to, earned by, the Company's Chief Executive Officer and its four most highly compensated executive officers whose total cash compensation exceeded $100,000 during the Company's last completed fiscal year.

                                                                Long Term Compensation
                                                                ----------------------
                                    Annual Compensation         Awards                      Payouts
                               --------------------------------------------------------------------
                                                    Other-      Rest-
Name                                                Annual      ricted     Securities
and                                                 Compen-     Stock      Underlying      LTIP       All other
Principal                        Salary    Bonus    sation      Award(s)   Options/        Payouts    Compensation
Position              Year         $         $         $           $       SARs (#)(2)        $          $ (3)
--------              ----         -         -         -           -       -----------        -          -----
Diego J. Veitia,      2001     $148,349  $       -  $19,845       $  -         25,000       $   -       $     -
Director, Chairman    2000     $147,092  $ 201,690  $     -       $  -              -       $   -       $16,188
of the Board and      1999     $143,504  $ 112,971  $     -       $  -        119,900       $   -       $19,146
Chief Executive
Officer (1) (4)

William C. Dennis,    2001     $257,200  $  92,500  $     -       $  -         25,000       $   -       $      -
Former Director,      2000     $ 81,521  $  62,500  $     -       $  -         75,000       $   -       $      -
President and Chief
Operating Officer (5)

Stephen A. Saker,     2001     $197,178  $       -  $     -       $  -         15,000       $   -       $      -
Director, Vice        2000     $219,805  $  15,000  $     -       $  -              -       $   -       $  5,949
President and         1999     $169,046  $  10,000  $     -       $  -         23,980       $   -       $  8,610
Secretary (6)

Gregory T. Gerard,    2001     $100,000  $  16,667  $     -       $  -         10,000       $   -       $      -
Senior Vice President 2000     $ 66,667  $  33,333  $     -       $  -         21,800       $   -       $      -
and Managing Director
of Global Development (7)

Todd A. Boren,        2001     $209,621  $       -  $     -       $  -         30,000       $   -       $      -
Former Senior Vice
President and Managing
Director Private Client
Group (8)

--------------------------------------------------------------------------------

(1) Mr. Veitia received $19,845, or approximately 13% of 2001 total salary and bonus in other annual compensation consisting of $9,095 paid for tax preparation fees and $10,750 related to auto lease reimbursement as calculated under the IRS lease valuation method.

(2) Option shares presented have been restated for the 10% stock dividend declared by the Corporation on February 25, 2000 for shareholders of record as of March 10, 2000. Option shares have also been restated for the 10% stock dividend declared by the Corporation on February 12, 1999 for shareholders of record as of March 5, 1999.

(3) All other compensation is comprised of Company contributions to the Company's 401(k) Profit Sharing Plan (formerly known as the Employee Stock Ownership Plan), Retirement Savings Plan, automobile related benefits paid directly by the Company and payments for personal income tax preparation fees.

(4) Salary for 2001 includes $9,469 not yet paid to Mr. Veitia for a voluntary salary deferral related to wages earned for the month of September 2001. Salary for 2001 does not include a $3,156 voluntary 25% salary waiver related to the month of September 2001.

(5) Mr. Dennis joined the Company on April 27, 2000 as Special Assistant to the Chairman and assumed the position of Director, President and Chief Operating Officer on September 7, 2000. On September 14, 2001 Mr. Dennis resigned from the Company. Compensation stated above for 2000 includes base salary earned during the portion of the fiscal year since April 27, 2000 and a pro-rata share of an earned first year guaranteed bonus. Salary compensation for 2001 includes $7,200 paid to Mr. Dennis for an auto allowance reimbursement and $20,833 related to salary earned for the fiscal year 2001 not yet paid to Mr. Dennis. Bonus compensation for 2001 includes the pro-rata balance of the earned first year guaranteed bonus and a $5,000 cash bonus paid in 2001. On May 1, 2001 Mr. Dennis issued an irrevocable and unconditional waiver to the $150,000 bonus that was due to be paid as of April 30, 2001, according to the terms of the employment agreement with Mr. Dennis. In a separate transaction, on June 5, 2001 the Company purchased, by issuance of 57,625 common shares of the Company, a Promissory Note, due by Mr. Dennis to the former employer of Mr. Dennis, including the receipt of a $150,000 promissory note. The promissory note included $13,657 of accrued interest at 5.75% per annum. On July 11, 2001 the Company executed an unconditional and irrevocable agreement to forgive the $150,000 promissory note held by the Company, with accrued interest, due from Mr. Dennis, with forgiveness effective June 11, 2002. Unexercisable options for 80,725 shares were cancelled on September 14, 2001 and exercisable options for 19,275 shares were cancelled on December 13, 2001, 90 days after the employee resignation date.

(6) Salary reported for Mr. Saker is comprised of $48,750 for 1999 and $51,250 for 2000 and 2001 base salary. The remaining salary is comprised of commissions earned through securities brokerage and money management.

(7) Mr. Gerard joined the Company on January 28, 2000 as Senior Vice President and Managing Director of Global Business Development. Compensation stated above for 2000 includes base salary earned during the portion of the fiscal year beginning January 28, 2000 and a pro-rata share of an earned first year guaranteed bonus. Bonus compensation for 2001 includes the pro-rata balance of the earned first year guaranteed bonus. The total bonus was paid in 2001 with $15,000 cash and $35,000 paid by issuance of 15,000 shares of the Company's common stock.

(8) Mr. Boren joined IAAC in May 1994 and was appointed Senior Vice President and Managing Director, Private Client Group of the Company on October 6, 2000. Mr. Boren resigned the position of Senior Vice President and Managing Director, Private Client Group of the Company on April 1, 2001. Mr. Boren continued to serve as Senior Vice President and Director of Retail Sales of IAAL until the sale of this business activity on December 13, 2001. Salary reported for Mr. Boren is comprised of $80,000 base salary and $129,621 commissions earned through securities brokerage and money management. All of the 30,000 options awarded in 2001 were unexercisable on December 13, 2001 and cancelled because Mr. Boren ceased employment with the Company due to the sale of IAAL on this date.

Stock Options and Stock Appreciation Rights (SAR)

The International Assets Holding Corporation Stock Option Plan (the "Plan") was adopted by the Board of Directors of the Corporation in January, 1993 and approved by the stockholders in November, 1993. On February 15, 1996 the shareholders approved an amendment to the Plan to increase the number of shares available for issuance under the Plan from 250,000 to 500,000 shares effective December 28, 1995. On February 16, 1999 the shareholders approved an amendment to the Plan to increase the number of shares available for issuance under the Plan from 500,000 to 700,000 shares.

In accordance with the terms of the Company's stock option plan the Company's Board of Directors has authorized a 10% share and price adjustment for outstanding stock options issued prior to March 5, 1999. This adjustment is related to the Company's 10% stock dividend declared on February 12, 1999 and paid on March 26, 1999. Previously issued option shares have been proportionately increased by 10% and the corresponding option exercise price per share has also been reduced by 10%. In conjunction with the stock dividend for record date March 5, 1999 the total options authorized under this plan were proportionally increased from 700,000 options to 770,000 options as a result of this stock dividend.

In addition, the Company's Board of Directors has authorized a 9% share and price adjustment for outstanding stock options issued prior to March 10, 2000. This adjustment is related to the Company's 10% stock dividend declared on February 25, 2000 and paid on March 24, 2000. Previously issued option shares have been proportionately increased by 9% and the corresponding option exercise price per share has also been reduced by 9%. In conjunction with the stock dividend for record date March 10, 2000 the total options authorized under this plan were proportionally increased from 770,000 options to 839,300 options as a result of this stock dividend. On February 15, 2001 the shareholders approved an amendment to the Plan to increase the number of shares available for issuance under the Plan from 839,300 to 1,339,300 shares

The Plan permits the granting of awards to employees of the Company and its subsidiaries in the form of stock options of the Company's common stock. Stock options granted under the Plan may be "incentive stock options" meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified options which do not meet the requirements of
Section 422.

The Plan is administered by the Board of Directors or a committee thereof. The Plan gives broad powers to the Board of Directors to administer and interpret the Plan, including the authority to select the individuals to be granted options and rights and to prescribe the particular form and conditions of each option or right granted. All options are granted at an exercise price equal to the fair market value or 110 percent of the fair market value of the Company's common stock on the date of the grant. Awards may be granted pursuant to the Plan through January, 2003. The Plan may be terminated earlier by the Board of Directors at its sole discretion.

No Stock Appreciation Rights (SAR) have been granted by the Company.

Option/SAR Grants in Last Fiscal Year

The following table reports total options granted to named executive officers during the 2001 fiscal year. Individual grants are as follows.

                            Number of
                           Securities      % of Total
                           Underlying     Options/SAR's   Exercise
                          Options/SAR's    Granted to     or Base
                            Granted       Employees in     Price     Expiration
Executive Officer          (#/Shares)     Fiscal Year    ($/Share)      Date
-----------------          ----------     -----------    ---------   ----------
Diego J. Veitia     (1)      25,000           7.72%        3.4375      3/09/11
William C. Dennis   (2)      25,000           7.72%        3.125       3/09/11
Stephen A. Saker    (1)      15,000           4.63%        3.125       3/09/11
Gregory T. Gerard   (3)      10,000           3.09%        4.25        1/29/11
Todd A. Boren   (1) (4)      30,000           9.26%        3.125       3/09/11

--------------------------------------------------------------------------------
     (1) Option granted on 3/9/2001 and exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three.
     (2) On 9/14/01 Mr. Dennis resigned from the Company. Option granted on 3/9/2001 were exercisable at 3,400 shares on 10/1/03 and 21,600 on 1/1/04.
Vesting at 25,000 shares on 3/9/03. The 25,000 options awarded in 2001 were subsequently cancelled on the employee resignation date of 9/14/01 and none of these options were exercisable as of the date of resignation.
     (3) Option granted on 1/29/2001 and exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three.
     (4) Mr. Boren's employment with the Company (via Mr. Boren's position with the Company's previous ownership of IAAL) ceased on 12/13/01 due to the sale of IAAL on this date. The 30,000 options awarded in 2001 were cancelled on the employee termination date of 12/13/01 and none of these options were exercisable as of the date of employment termination.

Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table sets forth for each of the Named Executive Officers certain information concerning options exercised during the fiscal year ended September 30, 2001 and the number of shares subject to both exercisable and unexercisable stock options as of that date. The table also shows values for "in-the-money" options. These values represent the positive spread between the respective exercise prices of outstanding options and the fair market value of the Company's common stock as of September 30, 2001.

                                              Number of Securities
                       Shares                Underlying Unexercised        Value of Unexercised
                      Acquired                  Options/SARs at         In-the-Money Options/SARs
                         On        Value       September 30, 2001         At September 30, 2001
                      Exercise   Realized   Exercisable/Unexercisable   Exercisable/Unexercisable
Executive Officer       (#)      ($)(1)             (#)(2)                        ($)(3)
-----------------     --------   --------   -------------------------   -------------------------
Diego J. Veitia          -       $      -        62,348  / 72,960             $  -   / $  -
William C. Dennis (4)    -       $      -        19,275  /      -             $  -   / $  -
Stephen A. Saker         -       $      -        34,827  / 29,388             $  -   / $  -
Gregory T. Gerard        -       $      -         7,259  / 24,541             $  -   / $  -
Todd A. Boren     (5)    -       $      -         1,799  / 46,840             $  -   / $  -

--------------------------------------------------------------------------------

(1) Based on the fair market value of the Company's common stock on the exercise date (the closing price) minus the exercise price and multiplied by the number of shares acquired.

(2) Includes both "in-the-money" and "out-of-the-money" options. "In the-money" options are options with exercise prices below the market price of the Company's common stock on September 30, 2001.

(3) Based on the closing price of the Company's common stock on September 30, 2001 ($1.00) minus the exercise price.

(4) On September 14, 2001 Mr. Dennis resigned from the Company. Unexercisable options for 80,725 shares were cancelled on September 14, 2001 and exercisable options for 19,275 shares were cancelled on December 13, 2001, 90 days after the employee resignation date.

(5) Mr. Boren's employment with the Company (via Mr. Boren's position with the Company's previous ownership of IAAL) ceased on 12/13/01 due to the sale of IAAL on this date. Unexercisable options for 43,844 shares were cancelled on December 13, 2001 and exercisable options for 4,795 shares will remain available for 90 days after the December 13, 2001 termination date.

Long-Term Incentive Plans-Awards in Last Fiscal Year

None.

Compensation of Directors

Members of the Board of Directors who are not officers or employees of the Company were paid an annual fee of $21,000 for the fiscal years ended September 30, 2001 and 2000, comprised of (i) $15,000 which is deposited in installments into a Company brokerage account and paid to each director for the purchase of common stock of the Company in the open market, and (ii) $6,000 payable in cash in quarterly installments of $1,500 each. In addition to the annual fee, outside directors also receive $500 for each board meeting attended. Such directors were also reimbursed for expenses relating to their attendance at meetings during the fiscal year. The fee portion for stock purchases for one director was redirected for cash payment for the period June 2000 through June 2001.

At the August 10, 2001 Board of Directors meeting the Directors agreed to a 25% decrease in the annual fee for the pro-rate period August 10, 2001 through September 30, 2001. At a later Board of Director meeting in November 2001 the Directors agreed to reduce their annual fees combined with the meeting fees from $23,000 annually to $12,000 annually, beginning October 1, 2001.

Further, those directors who served as chairman of the audit, compensation and personnel committees during the fiscal year ended September 30, 2001 and 2000 received $5,500 per year for these additional responsibilities.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

The Company has entered into an employment agreement with Diego J. Veitia, its chief executive officer, which has been amended and expires on March 24, 2003. Under the terms of the agreement, the officer will receive specified annual compensation, a bonus, a monthly automobile allowance and reimbursement for personal income tax preparation fees. The bonus is calculated by applying the consolidated return-on-equity percentage for that year to the consolidated pre-tax earnings adjusted before the deduction for officer bonus expense and as adjusted for certain financial transactions. The executive bonus percentage is subject to a minimum of 5 percent and a maximum of 15 percent of adjusted consolidated pre-tax earnings of the Company. In the event of termination of the agreements by the Company other than for cause, as defined, or if the executive resigns as a result of a breach by the Company, the agreement provides for payments to such individual in an amount equal to 100 percent of his total compensation for 24 months following the date of termination.

William C. Dennis joined the Company on April 27, 2000 as Special Assistant to the Chairman and assumed the position of Director, President and Chief Operating Officer on September 7, 2000. On September 14, 2001 Mr. Dennis resigned from the Company. The Company entered into an employment agreement with William C. Dennis, its president, which expires September 7, 2002. Under the terms of the agreement, the officer will receive specified annual compensation, a bonus, stock options, a monthly automobile allowance and reimbursement for certain expenses. The bonus is calculated by applying the consolidated return-on-equity percentage for that year to the consolidated pre-tax earnings adjusted before the deduction for officer bonus expense and as adjusted for certain financial transactions. The executive bonus percentage is subject to a minimum of 5 percent and a maximum of 15 percent of adjusted consolidated pre-tax earnings of the Company. In the event of termination of the agreements by the Company other than for cause, as defined, or if the executive resigns as a result of a breach by the Company, the agreements provide for payments to such individual in an amount equal to 100 percent of his total compensation for the remaining term of the agreement. Pursuant to the voluntary resignation by Mr. Dennis in September 2001, the Company agreed to payment of 30 days salary from the date of resignation.

On May 1, 2001 Mr. Dennis issued an irrevocable and unconditional waiver to the $150,000 bonus that was due to be paid as of April 30, 2001, according to the terms of the employment agreement with the then President of the Company. In a separate transaction, on June 5, 2001, the Company purchased, by issuance of 57,625 common shares of the Company, a $150,000 promissory note, due by the then President of the Company to his former employer. The promissory note included $13,657 of accrued interest at 5.75% per annum. On July 11, 2001 the Company executed an unconditional and irrevocable agreement to forgive the $150,000 promissory note held by the Company with accrued interest, due from the former President of the Company, with forgiveness effective June 11, 2002. The forgiveness of the note was reflected as compensation and benefits expense in the third quarter of fiscal 2001.

Employee Investment/Retirement Plans

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

The Company has the option to make a matching contribution at the sole discretion of the Company. Employer contributions under the 401(k) Plan gradually vest over seven years and employee contributions are fully vested at all times. Plan distributions are paid upon death, disability, retirement or termination of employment, subject to the provisions of the 401(k) Plan and administrative plan policy.

IAAC implemented a defined contribution Retirement Savings Plan ("RSP") effective January 1, 1995. All employees who have completed one year of continuous service and who have attained the age of twenty-one are eligible for the RSP. The contributions to the RSP are at the sole discretion of IAAC.

On November 1, 2001, IAAC terminated the International Assets Advisory Corporation 401K Profit Sharing Plan ("401K") and the International Assets Advisory Corporation Retirement Plan ("RSP"). All participants under the 401K and RSP will vest 100 percent in their respective account balances and the employer sponsor and its related employees will make no further contributions to the plans.

Also, on November 1, 2001, International Assets Holding Corporation became the primary sponsoring employer of both plans. The plans became known as the International Assets Holding Corporation 401K Profit Sharing Plan and the International Assets Holding Corporation Retirement Savings Plan. International Assets Holding Corporation is currently taking actions to terminate the plans.

Report on Repricing of Options/SARs.

None.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the beneficial ownership of the Company's Common Stock as of January 3, 2002, by (i) each person known by the Company to own more than 5% of the Common Stock, (ii) each director of the Company, (iii) each of the most highly compensated executive officers whose total cash compensation exceeded $100,000 during the Company's last completed fiscal year and (iv) all executive officers and directors of the Company as a group. All shares are directly owned by the individual unless otherwise indicated.

Name and Address of                         Number of           Percent of
Beneficial Owner                           Shares(1)(2)            Class
----------------                           ------------            -----

The Diego J. Veitia Family Trust (3)            538,006            22.66%

Diego J. Veitia (3)(4)(5)                       694,674            27.96%

The IAAC 401(k) Profit Sharing Plan (3)         158,928             6.69%

Stephen A. Saker (3)(6)                         124,498             5.16%

Jerome F. Miceli (3)                             44,801             1.89%

Jeffrey L. Rush (3)(7)                           49,752             2.09%

Robert A. Miller (3)(8)                          31,556             1.32%

Gregory T. Gerard (3)(9)                         33,849             1.41%

All directors and executive
officers as a group (10)                        979,130            38.23%
(6 persons)
--------------------------------------------------------------------------------

(1) Except as otherwise stated, all stockholders have sole voting and investment power with respect to the shares of Common Stock set forth opposite their respective names.
(2) Includes shares that can be acquired within 60 days from the date hereof upon the exercise of warrants or options or conversion of convertible securities. Shares subject to issuance upon the exercise of options or warrants or other rights to acquire shares are deemed outstanding for purposes of computing the percentage owned by each person but are not deemed to be outstanding for the purpose of computing the outstanding percentage of any other persons.
(3)  250 Park Avenue South, Suite 200, Winter Park, Florida 32789.
(4) Includes 538,006 shares held by The Diego J. Veitia Family Trust (the "Trust"). Mr. Veitia is Chairman of the Board of the Company and the settlor, sole trustee and primary beneficiary of the Trust and, as such, may be deemed the beneficial owner of the shares held by the Trust under rules and regulations promulgated by the SEC.
(5) Includes 110,308 shares subject to two fully exercisable options from the Company. Also, includes 42,401 shares held in the International Assets Holding Corp. 401(k) Profit Sharing Plan and 3,959 shares held in the International Assets Holding Corp. Retirement Savings Plan.
(6) Includes 30,031 shares subject to two fully exercisable options from the Company and 9,592 shares subject to one partially exercisable option from the Company. Also, includes 43,903 shares held in the International Assets Holding Corp. 401(k) Profit Sharing Plan and 3,972 shares held in the International Assets Holding Corp Retirement Savings Plan.
(7) Includes 4,360 shares subject to one partially exercisable option from the Company.
(8) Includes 14,388 shares subject to two partially exercisable options from the Company.
(9) Includes 17,849 shares subject to two partially exercisable option from the Company.
(10) Includes 140,339 shares subject to fully exercisable options and 46,189 shares subject to partially exercisable options in the favor of Messrs. D. Veitia, Saker, Rush, Miller, Gerard from the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 1, 2001 the then President of the Company issued an irrevocable and unconditional waiver to the $150,000 bonus that was due to be paid as of April 30, 2001, according to the terms of the employment agreement with the then President of the Company.

On June 5, 2001, the Company purchased, by issuance of 57,625 common shares of the Company, a $150,000 promissory note, due by the then President of the Company to his former employer. The promissory note included $13,657 of accrued interest at 5.75% per annum.

On July 11, 2001 the Company executed an unconditional and irrevocable agreement to forgive the $150,000 promissory note held by the Company with accrued interest, due from the former President of the Company, with forgiveness effective June 11, 2002. The forgiveness of the note was reflected as compensation and benefits expense in the third quarter of fiscal 2001.

On January 4, 2000 the Company made a loan to the CEO of the Company including the execution and receipt of a $250,000 promissory note due January 3, 2001. The Board of Directors of the Company has granted an extension of the due date of the promissory note to December 31, 2001. The promissory note includes interest of 6 percent per annum. The loan to officer was previously approved by the Company's Board of Directors. As of September 30, 2001, the remaining principal balance of the promissory note including accrued interest is $55,941.

On August 28, 2000 the Company made a loan to a Vice President of the Company including the execution and receipt of a $66,000 promissory note due August 27, 2001. The Board of Directors of the Company has granted an extension of the due date of the promissory note to August 31, 2002. The promissory note includes interest of 6.27 percent per annum. As of September 30, 2001 the remaining principal balance of the promissory note including accrued interest is $70,600.

The Company has engaged, on a task-by-task basis, a creative design firm that is partially owned by a spouse of an officer of the Company. The Company incurred promotional expense related to this creative design firm totaling approximately $34,023 and $121,000 during the years ended September 30, 2001 and 2000, respectively.

The Company believes that all prior transactions between the Company and its officers, directors or other affiliates of the Company were on terms no less favorable than could have been obtained from unaffiliated third parties on an arm's-length basis. However, as the requisite conditions of competitive, free-market dealings may not exist, the foregoing transactions cannot be presumed to have been carried out on an arm's-length basis, nor upon terms no less favorable than had unaffiliated parties been involved.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The Company's consolidated financial statements are listed in the index set forth in Item 7 on this Form 10-KSB. Financial statement schedules are not required under the related instructions of the SEC or are inapplicable, and therefore, have been omitted.

     (b) The Company filed one report on Form 8-K during the last quarter of the period covered by this report. On September 27, 2001 the Company announced on Form 8-K that William C. Dennis had resigned the position of President and Chief Operating Officer as of September 17, 2001.

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

(4.3) The Company's Warrant Agreement dated January 31, 1994, between the Company and Chemical Bank is incorporated by reference to Exhibit 4.3, of the Registrant's Registration Statement on Form SB-2 (No. 33-70334- A), as amended, filed with the SEC on February 2, 1994.

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

(10.1.b) The Company's International Assets Holding Corporation Stock Option Plan, Amendment dated October 28, 1998, is incorporated by reference to Item 3, of the Registrant's Proxy Statement on Form DEF 14A, filed with the SEC on January 15, 1999.

(10.1.c) The Company's International Assets Holding Corporation Stock Option Plan, Amendment dated June 9, 2000 is incorporated by reference to
            Item 3, of the Registrant's Proxy Statement on Form DEF 14A, filed with the SEC on January 12, 2001.

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

(10.2.f)*   The Company's International Assets Advisory Corporation 401(k)
            Profit Sharing Plan, Amendment 2000-I is attached hereto as Exhibit
            10.2.f.

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

(10.12.a)   The Company's Employment Agreement, entered into as of March 24,
            1999, letter amendment, between the Company and Diego J. Veitia, dated June 29, 2001 is incorporated by reference to Exhibit 10.12.a of Form 10-QSB, for the quarterly period ending June 30, 2001, as filed with the SEC on August 6, 2001.

(10.14) The Company's Employment Agreement, entered into as of September 7, 2000, between the Company and William C. Dennis, is incorporated by reference to Exhibit 10.14 of Form 10-KSB, for the fiscal year ended September 30, 2000, as filed with the SEC on December 29, 2000.

(10.14.a)   The Company's Employment Agreement, entered into as of September 7,
            2000, letter amendment, between the Company and William C. Dennis, dated May 1, 2001 is incorporated by reference to Exhibit 10.14.a of Form 10-QSB, for the quarterly period ending June 30, 2001, as filed with the SEC on August 6, 2001.

(10.15) The Company's Debt Forgiveness Agreement, entered into as of July 11, 2001, between the Company and William C. Dennis, is incorporated by reference to Exhibit 10.15 of Form 10-QSB, for the quarterly period ending June 30, 2001, as filed with the SEC on August 6, 2001.

(10.16) The Company's Purchase Agreement, dated August 24, 2001, by and among the Company, International Assets Advisory, LLC, Global Assets Advisors, LLC and Lakeside Assets, LLC, as amended by Amendment No. 1, dated October 1, 2001 is incorporated by reference to Item 7,
            Exhibit 2 of Form 8-K, as filed with the SEC on December 27, 2001.

(10.17)* The Company's Lease dated October 31, 2001, by and between Emerson International, Inc. and the Company is attached hereto as Exhibit 10.17.

(11)* The Statement of Computation of per share earnings is attached hereto as Exhibit 11.

(21)*       The Company's list of subsidiaries is attached hereto as Exhibit 21.

(99) The Articles of Incorporation, and amendments thereto, and the By-laws of IAAC are incorporated by reference to Exhibits 99.1,99.2 and 99.3 of the Registrant's Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994.
__________________
*Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

                                             INTERNATIONAL ASSETS HOLDING
                                             CORPORATION

Dated: January 11, 2002                      By: /s/ Diego J. Veitia
                                                 -------------------
                                                 Diego J. Veitia,
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                         Title                         Date
---------                         -----                         ----

/s/ Diego J. Veitia      Chief Executive Officer           January 11, 2002
-------------------
    Diego J. Veitia       and Chairman of the Board


/s/ Stephen A. Saker     Vice President, Secretary,        January 11, 2002
--------------------
    Stephen A. Saker            and Director


/s/ Jerome F. Miceli              Director                 January 11, 2002
--------------------
    Jerome F. Miceli


/s/ Robert A. Miller              Director                 January 11, 2002
--------------------
    Robert A. Miller


/s/ Jeffrey L. Rush               Director                 January 11, 2002
-------------------
    Jeffrey L. Rush


/s/ Jonathan C. Hinz     Chief Financial Officer and       January 11, 2002
--------------------
    Jonathan C. Hinz             Treasurer

                                 Exhibit Index
                                 -------------

Exhibit
Number                     Description
------                     -----------

Ex 10.2.f       Amendment to Profit Sharing Plan

Ex 10.17        Agreement of Lease

Ex 11           Statement of Computation of Earnings Per Share

Ex 21           Subsidiaries of the Registrant