Form 10QSB
period 2001-12-31
INTERNATIONAL ASSETS HOLDING CORP
filed 2002-02-19
CIK 913760

                    U.S. Securities and Exchange Commission
                             Washington D.C. 20549

                                  Form 10-QSB

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2001

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

                     220 East Central Parkway, Suite 2060
                          Altamonte Springs, FL 32701
                          ---------------------------
                   (Address of principal executive offices)

                                (407) 741-5300
                                --------------
                          (Issuer's telephone number)


    Former Address: 250 Park Avenue South, Suite 200, Winter Park, FL 32789
--------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of Common Stock was 2,374,376 as of February 11, 2002.

Transitional small business disclosure format   Yes [ ]   No [X]

                                      INDEX

                                                                                                    Page No.
                                                                                                    -------
Part I.           FINANCIAL INFORMATION


   Item 1.        Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of December 31,
                  2001 and September 30, 2001                                                           3

                  Condensed Consolidated Statements of Operations for the
                  Three Months ended December 31, 2001 and 2000                                         5

                  Condensed Consolidated Statements of Cash Flows for the
                  Three Months ended December 31, 2001 and 2000                                         6

                  Notes to Condensed Consolidated Financial Statements                                  8

   Item 2.        Management's Discussion and Analysis or Plan of Operation                            13

Part II.          OTHER INFORMATION

   Item 1.        Legal Proceedings                                                                    19

   Item 6.        Exhibits and Reports on Form 8-K                                                     20

                  Signatures                                                                           20

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                                                      December 31,          September 30,
            Assets                                                                        2001                  2001
            ------                                                                        ----                  ----
Cash                                                                                  $   331,184            $   136,688
Cash and cash equivalents, deposited with clearing organization                         1,788,243                874,613
Receivable from clearing organization, net                                                128,314                934,764
Other receivables                                                                          12,934                 23,429
Loans to officers                                                                         124,960                126,541
Securities owned, at market value                                                       7,014,984              6,011,939
Deferred income tax asset, net                                                          1,330,288              1,397,489

Property and equipment, at cost:
    Equipment, furniture and leasehold improvements                                       607,581              1,307,461
    Less accumulated depreciation and amortization                                       (419,440)              (944,502)
                                                                                   ----------------     ------------------
            Net property and equipment                                                    188,141                362,959

Software development, net of accumulated amortization
   of $565,809 in December 2001 and $491,995 in
   September 2001                                                                         479,988                553,802

Prepaid expenses and other assets, net of accumulated
    amortization of $2,000 in December 2001 and $177,000
    in September 2001                                                                     122,483                311,474


                                                                                   ----------------     ------------------
            Total assets                                                              $11,521,519            $10,733,698
                                                                                   ================     ==================

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets, Continued
                                   (Unaudited)


                                                                                              December 31,          September 30,
            Liabilities and Stockholders' Equity                                                 2001                   2001
            ------------------------------------                                                 ----                   ----

Liabilities:
     Foreign currency sold, but not yet purchased                                             $      5,090           $    208,092
     Securities sold, but not yet purchased, at market value                                     6,619,356              5,313,641
     Accounts payable                                                                               76,833                312,673
     Accrued employee compensation and benefits                                                     60,825                307,500
     Accrued expenses                                                                              126,043                139,094
     Payable to Joint Venture                                                                         --                    2,032
     Other liabilities                                                                               7,804                  7,779
                                                                                              ------------           ------------

            Total liabilities                                                                    6,895,951              6,290,811
                                                                                              ------------           ------------

Stockholders' equity:
     Preferred stock, $.01 par value.  Authorized 3,000,000
       shares; issued and outstanding -0- shares                                                      --                     --
     Common stock, $.01 par value.  Authorized 8,000,000
       shares; issued and outstanding 2,374,376 shares in December
       2001 and 2,294,376 shares in September 2001                                                  23,744                 22,944
     Additional paid-in capital                                                                  8,024,362              7,945,161
     Retained deficit                                                                           (3,422,538)            (3,525,218)
                                                                                              ------------           ------------

            Total stockholders' equity                                                           4,625,568              4,442,887


                                                                                              ------------           ------------
            Total liabilities and stockholders' equity                                        $ 11,521,519           $ 10,733,698
                                                                                              ============           ============

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
              For the Three Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                                         2001               2000
                                                                                         ----               ----
Revenues:
     Net dealer inventory and investment gains                                        $ 1,019,755              402,217
     Commissions (note 2)                                                                 401,212              909,282
     Management and investment advisory fees (note 2)                                       6,292               40,712
     Interest and dividends                                                                28,936               79,719
     Loss from joint venture                                                                    -               (9,872)
     Other                                                                                  1,816               (1,786)
                                                                                      -----------          -----------

            Total revenues                                                              1,458,011            1,420,272
                                                                                      -----------          -----------

Expenses:
     Compensation and benefits                                                        $   733,579            1,145,885
     Clearing and related expenses                                                        439,942              298,265
     Promotion                                                                             36,787              268,566
     Occupancy and equipment rental                                                       138,935              129,463
     Communications                                                                        41,805               71,618
     Interest                                                                                 519                  370
     Professional fees                                                                     46,834               69,144
     Insurance                                                                             43,246               47,768
     Depreciation and amortization                                                        111,578               91,580
     Technology                                                                            37,535               61,463
     Other expenses                                                                        70,378              160,091
                                                                                      -----------          -----------

            Total expenses                                                              1,701,138            2,344,213
                                                                                      -----------          -----------


            Loss before gain on sale of retail activity and income taxes                 (243,127)            (923,941)

Gain on sale of retail activity (note 2)                                                  413,009                    0
                                                                                      -----------          -----------

            Income (loss) before income taxes                                             169,882             (923,941)

Income tax expense (benefit)                                                               67,201             (327,506)
                                                                                      -----------          -----------

            Net income (loss)                                                         $   102,681             (596,435)
                                                                                      ===========          ===========

Earnings (loss) per share:
            Basic                                                                            0.04                (0.27)
                                                                                      ===========          ===========
            Diluted                                                                   $      0.04                (0.27)
                                                                                      ===========          ===========

Weighted average number of common shares outstanding:
            Basic                                                                       2,310,898            2,215,035
                                                                                      ===========          ===========
            Diluted                                                                     2,311,500            2,215,035
                                                                                      ===========          ===========

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
              For the Three Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                                                      2001                2000
                                                                                                      ----                ----
Cash flows from operating activities:
     Net income (loss)                                                                            $   102,681           (596,435)
     Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
          Depreciation and amortization                                                               111,578             91,580
          Deferred income taxes                                                                        67,201           (397,016)
          Gain on sale of retail activity                                                            (413,009)                 -
          Disposal of property and equipment
                included in gain on sale of retail activity                                           139,024
          Loss from Joint Venture                                                                           -              9,872
          Tax benefit from disqualifying dispositions of
            incentive stock options                                                                         -             11,001
          Cash provided by (used in) changes in:
            Receivable from clearing organization, net                                                806,450                  -
            Other receivables                                                                           8,576             (1,749)
            Securities owned, at market value                                                      (1,003,045)           520,276
            Income taxes receivable                                                                         -             58,509
            Prepaid expenses and other assets                                                         188,991             12,416
            Foreign currency sold, but not yet purchased                                             (203,002)             1,269
            Securities sold, but not yet purchased, at market value                                 1,305,715           (728,517)
            Payable to clearing organization, net                                                           -            699,983
            Accounts payable                                                                         (235,840)           (43,434)
            Accrued employee compensation and benefits                                               (246,675)          (763,566)
            Accrued expenses                                                                          (13,051)            (6,736)
            Payable to Joint Venture                                                                   (2,032)             4,413
            Other liabilities                                                                              26            (60,662)
                                                                                                  -----------        -----------
            Net cash provided by (used in) operating activities                                       613,588         (1,188,796)
                                                                                                  -----------        -----------

Cash flows from investing activities:
     Proceeds from sale of retail activity                                                            827,240                  -
     Cost of total assets on sale of retail activity                                                 (414,231)                 -
     Collections from loans to officers                                                                 3,500             50,000
     Costs of additional property, equipment and software
             development                                                                               (1,971)          (494,066)
                                                                                                  -----------        -----------
            Net cash provided by (used in) investing activities                                       414,538           (444,066)
                                                                                                  -----------        -----------

                                                                     (continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows, Continued
              For the Three Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                                          2001               2000
                                                                                           ----               ----
Cash flows from financing activities:
     Sale of common stock with sale of retail activity                                      80,000                   -
                                                                                        ----------          ----------
            Net cash provided by financing activities                                       80,000                   -
                                                                                        ----------          ----------
            Net increase (decrease) in cash and cash equivalents                         1,108,126          (1,632,862)

Cash and cash equivalents at beginning of period                                         1,011,301           5,271,859
                                                                                        ----------          ----------

Cash and cash equivalents at end of period                                              $2,119,427           3,638,997
                                                                                        ==========          ==========

Supplemental disclosure of cash flow information:

     Cash paid for interest                                                             $      519                 370
                                                                                        ==========          ==========

Supplemental disclosure of noncash financing activities:

     During the three months ended December 31, 2000 the
         Company paid for software development services by
         issuance of 12,283 common shares.                                                       -              70,020
                                                                                        ==========          ==========

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                           December 31, 2001 and 2000
                                   (Unaudited)

(1)    Basis of Presentation
       ---------------------
       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of Management, such financial statements reflect all adjustments (consisting of normal recurring items) necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended September 30, 2001, filed on Form 10-KSB (SEC File Number 33-70334-A).

       Current Subsidiaries:
       As used in this Form 10-QSB, the term "Company" refers, unless the context requires otherwise, to International Assets Holding Corporation and its four wholly owned subsidiaries; INTLTRADER.COM, INC. ("ITCI"), International Asset Management Corp. ("IAMC"), International Financial Products, Inc. ("IFP") and OffshoreTrader.com Ltd. ("OTCL"). All significant intercompany balances and transactions have been eliminated in consolidation.

       Former Subsidiaries and Joint Venture Sold in December 2001:
       On November 1, 2001 International Assets Advisory Corporation entered into a merger with IAAC, LLC, a wholly owned subsidiary of International Assets Holding Corporation. IAAC, LLC was a Florida limited liability company formed by International Assets Holding Corporation in July 2001 for the purpose of the anticipated merger that occurred on November 1, 2001. IAAC, LLC was the surviving entity of the merger. Upon effectiveness of the merger, the name of the surviving entity became International Assets Advisory, LLC. The Company sold all of its membership interests in International Assets Advisory, LLC on December 13, 2001.

       On November 1, 2001 Global Assets Advisors, Inc. entered into a merger with Global Assets Advisors, LLC, a wholly owned subsidiary of International Assets Holding Corporation. Global Assets Advisors, LLC was a Florida limited liability company formed by International Assets Holding Corporation in July 2001 for the purpose of the anticipated merger that occurred on November 1, 2001. Global Assets Advisors, LLC was the surviving entity of the merger. The Company sold all of its membership interests in Global Assets Advisors, LLC on December 13, 2001.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

       On December 13, 2001 the Company sold its 50% interest in International Assets New York, LLC, a 50/50 Joint Venture with Lakeside Investments, LLC of New York.

(2)    Sale of Certain Operations
       --------------------------
       On December 13, 2001 the Company sold its two wholly-owned subsidiaries, International Assets Advisory, LLC and Global Assets Advisors, LLC, and its 50% membership interest in International Assets New York, LLC (IANY) to Lakeside Assets, LLC. In connection with the disposition transaction, Lakeside Assets, LLC also purchased 80,000 shares of the Company's common stock. The Company received total proceeds of $907,240 for these sale transactions. The Company allocated $827,240 of the proceeds to the sale of the two wholly owned subsidiaries and the 50% interest in IANY. The Company allocated $80,000 of the proceeds to the sale of common shares. The Company had a book basis of $414,231 related to the sale of the two wholly owned subsidiaries and IANY. The $413,009 gain on sale of retail activity recorded for the three months ended December 31, 2001 was determined by deducting the book basis of $414,231 from the sales proceeds of $827,240.

       Commission revenues from retail private client securities brokerage activity amounted to $401,212 and $909,282 for the three months ended December 31, 2001 and 2000, respectively. Though certain costs associated with this activity are distinct and clearly identifiable; many are not and management has not historically operated, monitored or specifically allocated expenses to this activity in such a manner as to determine profitability by activity. In the same sale transaction, International Assets Holding Corporation agreed to sell its money management activity, which had revenues from management and investment advisory fees of $6,292 and $40,712 for the three months ended December 31, 2001 and 2000, respectively. The money management activity was primarily related and tied into the retail private client activity including the same sales staffing, operations and research support. It was separated for purposes of securities licensing and regulation.

(3)    Reclassifications
       -----------------
       Certain prior period amounts have been reclassified to conform to current quarter presentation. These changes had no impact on previously reported results of operations or stockholders' equity.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(4)    Basic and Diluted Earnings (Loss) Per Share
       -------------------------------------------
       Basic earnings (loss) per share for the three months ended December 31, 2001 and 2000 have been computed by dividing net income (loss) by the weighted average number of common shares outstanding.

       Diluted earnings per share for the three months ended December 31, 2001 has been computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding. The weighted average number of net common shares that would be issued upon the exercise of dilutive options, assuming the proceeds are used to repurchase shares pursuant to the treasury stock method, for the three months ended December 31, 2001, is 602 shares. Options to purchase 532,434 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended December 31, 2001, because their exercise prices exceeded the average market price of common shares for the period.

       Diluted loss per share for the three months ended December 31, 2000 is the same as the basic loss per share because of the anti-dilutive impact of the potential common shares, due to the net loss for each of the periods. No options to purchase shares of common stock were considered in the calculation of diluted loss per share for the three months ended December 31, 2000 because of the anti-dilutive impact of the potential common shares, due to the net loss for the period.


For the Three Months Ended December 31,                                  2001               2000
                                                                         ----               ----
Diluted Earnings (Loss) Per Share

Numerator:
     Net income (loss)                                              $   102,681       $  (596,435)

Denominator:
     Weighted average number of common shares outstanding             2,310,898         2,215,035

     Weighted average number of net common shares that would
       be issued upon exercise of dilutive options assuming
       the proceeds are used to repurchase shares pursuant to the
       treasury stock method.                                               602                 -

     Weighted average number of common shares and dilutive
       potential common shares outstanding                            2,311,500         2,215,035
                                                                      ---------         ---------

Diluted earnings (loss) per share                                   $       .04       $     (0.27)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(5)    Securities Owned and Securities Sold, But Not Yet Purchased, at market
       -----------------------------------------------------------------------
       value
       -----
       Securities owned and Securities sold, but not yet purchased at December 31, 2001 and September 30, 2001 consist of trading and investment securities at quoted market values as follows:

                                                                                          Sold, but not
                                                                          Owned           yet purchased
                                                                          -----           -------------
       December 31, 2001:
         Common stock and American Depository Receipts                    886,598             678,244
         Foreign ordinary stock paired with its
               respective American Depositary Receipt                   5,946,648           5,941,112
         Corporate and municipal bonds                                     53,234                   -
         Foreign government obligations                                     2,480                   -
         Unit investment trusts, mutual funds and other
               investments                                                126,024                   -
                                                                      -----------           ---------
         Total                                                        $ 7,014,984           6,619,356
                                                                      ===========           =========

       September 30, 2001:
         Common stock and American Depository Receipts                  1,203,294             694,047
         Foreign ordinary stock paired with its
               respective American Depositary Receipt                   4,618,006           4,619,594
         Corporate and municipal bonds                                     68,949                   -
         Foreign government obligations                                     3,954                   -
         Unit investment trusts, mutual funds and other
               investments                                                117,736                   -
                                                                      -----------           ---------
         Total                                                        $ 6,011,939           5,313,641
                                                                      ===========           =========


(6)    Receivable From and Payable to Clearing Organization

       Amounts receivable from and payable to clearing organization at December 31, 2001 and September 30, 2001 consist of the following:

                                                             Receivable        Payable
                                                             ----------        -------
       December 31, 2001:
             Open transactions, net                          $ 147,086                 -
             Clearing fees and related charges payable               -            18,772
                                                             ---------         ---------
                                                             $ 147,086            18,772
                                                             =========         =========
       September 30, 2001:
             Open transactions, net                          $ 926,703                 -
             Clearing fees and related charges payable               -            23,722
             Commission income receivable                       31,783                 -
                                                             ---------         ---------
                                                             $ 958,486            23,722
                                                             =========         =========

       As these amounts are short-term in nature, the carrying amount is a reasonable estimate of fair value.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(7)    Leases
       ------

       Until January 31, 2002 the Company occupied leased office space of approximately 13,815 square feet at 250 Park Avenue South, Winter Park, Florida. The expiration date of the office lease was May 31, 2001. The Company had received two extensions from the landlord to remain in the Winter Park location until December 31, 2001, on a month-to-month basis. The Company occupied the Winter Park space during the month of January 2002 under the terms of the hold-over provision in the lease.

       The Company has executed a new lease for office space of approximately 5,100 square feet at 220 E. Central Parkway, Altamonte Springs, Florida. The commencement date was February 1, 2002, with six months free rent, and a seven-year term to July 31, 2009.

       The Company is obligated under various noncancelable operating leases for the rental of its office facilities and certain office equipment. Rent expense associated with operating leases amounted to $20,737 and $96,082 for the three months ended December 31, 2001, and 2000, respectively. The future minimum lease payments under noncancelable operating leases are as follows:

                      Fiscal Year (12 month period) Ending September 30,
                      ---------------------------------------------------
                             2002                               83,200
                             2003                              150,000
                             2004                              128,900
                             2005                              128,900
                             2006                              129,200
                             Thereafter                        318,300

                                                              --------
               Total future minimum lease payments            $938,500
                                                              ========

(8)    Stock Option Plan
       -----------------

       During the three months ended December 31, 2001, 140,000 options were granted to employees and directors. In addition, 251,675 options were forfeited due to the termination of former employees of the Company or its subsidiaries. The total options forfeited included approximately 172,000 options related to former employees that were part of the sale of the retail brokerage operation. As of December 31, 2001 the Company had 552,434 options outstanding. As further described in footnote 11, an additional 22,000 options were issued on January 3, 2002.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

        Incentive Stock Options (Granted during the three months ended
        -----------------------
                              December 31, 2001)

         Options                             Exercise      Expiration
         Granted           Grant Date          Price          Date          Exercisable
         -------           ----------          -----          ----          -----------
         50,000            10/05/01            $0.90        10/05/11             (a)
         25,000            10/05/01            $0.99        10/05/11             (a)
         20,000            12/22/01            $0.60        12/22/11             (a)
         ------
         95,000
        =======

       Nonqualified Stock Options (Granted during the three months ended
       --------------------------
       December 31, 2001)

         Options                             Exercise       Expiration
         Granted           Grant Date          Price           Date         Exercisable
         -------           ----------          -----           ----         -----------
         45,000            10/05/01            $0.90        10/05/11             (a)

       (a) Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three. These options are 100% exercisable upon a change in control of the Company.

       As the strike price on the date of grant for each option was equal to the fair market value of a share of common stock on that date, the Company did not recognize any compensation cost associated with such grants.

  (9)  Commitments and Contingent Liabilities
       --------------------------------------
       The Company is party to certain litigation as of December 31, 2001, which relates primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these items will not have a material adverse effect on the Company's consolidated financial statements.

  (10) Subsequent Events
       -----------------

       On January 3, 2002 the Company issued the following stock options.

       Incentive Stock Options
       -----------------------

         Options                            Exercise       Expiration
         Granted           Grant Date         Price           Date          Exercisable
         -------           ----------         -----           ----          -----------
         22,000            01/03/02            $0.65        01/03/12             (a)



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

    The Company's principal operating activities, market-making and trading in international securities are highly competitive and extremely volatile. The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations.

    Results of Operations:

    On December 13, 2001 the Company sold its full service private client retail brokerage and money management activities. Accordingly, these activities will no longer be a source of revenues or expense for the Company after December 13, 2001. While the revenues (commissions and management and investment advisory fees) and certain costs associated with the business activities which have been sold are readily identifiable, many costs associated with these activities are not. The costs that are not identifiable were included in prior legal entity financial statements combined with other business activities that were operated together for previous strategic, regulatory and synergistic purposes.

    The Company has reported a gain on the sale of retail activity of $413,009 for the three months ended December 31, 2001. The gain is based on sale proceeds of $827,240 less the book cost basis of $414,231, for the transaction costs and for the book value of the assets that were included in the sale of this business activity.

    As of December 31, 2001 the Company had 21 full time employees. All of these employees devote 100% of their business time to the Company with the exception of three employees that are presently engaged in a cost sharing arrangement with the new owners of International Assets Advisory, LLC.

    Three Months Ended December 31, 2001 as Compared to the Three Months Ended December 31, 2000

    The Company's revenues were derived primarily from trading revenue (net dealer inventory and investment gains) as well as commissions earned on the sale of securities. For the three months ended December 31, 2001, 70% of the Company's revenues were derived from trading revenue and 28% of revenues were derived from commissions. Total revenues increased 3% to $1,458,011 for the three months ended December 31, 2001 from $1,420,272 for the same period in 2000.

    Trading revenue (net dealer inventory and investment gains) increased by approximately 154% to $1,019,755 for the three months ended December 31, 2001 from $402,217 in 2000. This increase in trading revenue was due in large measure to our trading department's ongoing efforts to provide reliable market making for our trading clients with high quality customer service and trade execution in the international securities trading market. The Company has been successful in developing new clients as well as retention of existing trading clients.

    Trading revenues for the quarter ended December 31, 2000 were reduced from prior levels due to the complete shutdown and loss of trading revenue for the period December 19, 2000 until December 27, 2000. The increase in trading revenues for the quarter ended December 31, 2001 comes after the Company had to rehire and rebuild the entire trading department since the disruption of the Company's trading operations caused by the abrupt departure of the Company's head of capital markets and his related recruitment of the entire trading department to his own firm in December 2000. This matter was previously discussed in the Company's 10-QSB for the period ended December 31, 2000 as well as its Form 8-K filed as of December 29, 2000.

    Commission revenues decreased by approximately 56% to $401,212 for the quarter ended December 31, 2001 from $909,282 in 2000. Commission revenues for the quarter ended December 31, 2001 include commissions earned for the period October 1, 2001 through December 13, 2001. On December 13, 2001 the Company sold its membership interests in International Assets Advisory, LLC. These commission revenues will no longer be a source of revenue for the Company after December 13, 2001 due to the sale of this business.

    Revenues from management and investment advisory fees decreased by approximately 85% to $6,292 for the three months ended December 31, 2001. These revenues from management and investment advisory fees will no longer be a source of revenues for the Company after December 13, 2001 due to the sale of this business.

    Interest and dividend revenue decreased by 64% to $28,936 for the three months ended December 31, 2001 from $79,719 in 2000. This decrease is primarily due to lower balances of interest producing assets, including money market balances and fixed income investments as well as decreased interest returns on these short-term liquid assets during the December 2001 quarter compared to 2000.

    Loss from joint venture was $0 for the quarter ended December 31, 2001 compared to $9,872 for 2000. The loss from joint venture ended in March 2001 when the Company wrote off its investment in joint venture in accordance with the equity method of accounting. The loss from the Company's joint venture represented the Company's 50% share of the operating loss from the activity of International Assets New York, LLC, a 50/50 joint venture with Lakeside Investments, LLC of New York. On December 13, 2001 the Company's interest in International Assets New York, LLC was sold.

    The major expenses incurred by the Company relate to direct costs of its securities operations such as compensation and benefits, clearing and related expense, occupancy and equipment rental expense and technology expense. Total expenses decreased by approximately 27% to $1,701,138 in the three months ended December 31, 2001, from $2,344,213 for the same period in 2000. This decrease in total expenses is mainly related to reductions in compensation and benefits, promotions, communications, professional fees, technology and other operating expenses. The decrease in total expenses reflects the anticipated restructuring related to the sale of the retail brokerage activity and the related cost reductions the Company began to implement in August 2001.

    Compensation and benefits expense decreased by $412,306 or 36% to $733,579 for the three months ended December 31, 2001 from $1,145,885 in 2000 due to lower commission expense caused by lower commission revenues and a decrease in base salaries due to an overall reduction in the number of employees. Included in the total $733,579 compensation and benefits expense for 2001 is $165,854 related to commission expense that will no longer be an ongoing expense for the Company after December 13, 2001, due to the sale of the related retail private client activity. Additional expense reductions are also currently expected to result from decreased administrative salaries and fringe benefits expense due to the reductions in headcount related to the sale on December 13, 2001.

    Clearing and related expenses increased 48% to $439,942 in the three months ended December 31, 2001, up from $298,265 in 2000. Approximately half of this increase is related to an increase in the clearing cost related to the volume increase in the number of trades processed. The other half of the increase is related to increased costs for American Depositary Receipt (ADR) conversions due to the necessity of these conversions as a trading strategy to facilitate liquidity within the Company's overall investment portfolio. Also, included in the total $439,942 clearing and related expenses for 2001 is $34,693 related to retail private client activities that will no longer be an ongoing expense for the Company after December 13, 2001, due to the sale of the related activity.

    Total promotion expense decreased by approximately 86% to $36,787 for the three months ended December 31, 2001 compared to $268,566 for 2000. This decrease is primarily due to decreases in retail promotional activity, public relations, and travel and entertainment due to cost saving initiatives undertaken. Future promotion expense will be determined by incremental promotions that are undertaken to support the Company's current and ongoing operations.

    Occupancy and equipment rental expense increased by 7% to $138,935 for the three months ended December 31, 2001 from $129,463 in 2000. Increases in rental expense were related to the Company's leased office space. As of February 1, 2002 the Company relocated to a new, smaller and less costly leased office space. Offsetting a portion of this savings will be the need for two new equipment leases for phone systems and network connectivity. The net savings from this relocation are currently anticipated to be over $150,000 on an annualized basis.

    Communications expense decreased by $29,813, or 42% to $41,805 for the three months ended December 31, 2001 from $71,618 for the three months ended December 31, 2000. This decrease is due to reduced telephone, postage and printing expense related to the corresponding decreases in operating revenue. Management currently anticipates that there will be additional decreases in communications expense after December 2001 due to the sale of the retail private client activity on December 13, 2001.

    Professional fees decreased by approximately 32% to $46,834 for the three months ended December 31, 2001 as compared to $69,144 in 2000.

    Depreciation and amortization expense increased approximately 22% to $111,578 for the three months ended December 31, 2001 as compared to $91,580 in 2000. The increase in 2001 is due to higher amortization expense associated with capitalized system development costs for INTLTRADER.COM.

    Technology expense was down approximately 39% to $37,535 for the three months ended December 31, 2001 from $61,463 in 2000 as new technology enhancements to increase the quote system and trading platform's capacity for future growth were primarily completed by December 2000 for INTLTRADER.COM.

    Other operating expenses decreased approximately 56% to $70,378 for the three months ended December 31, 2001 as compared to $160,091 in 2000.

    The Company has reported a loss before gain on sale of retail activity and income taxes of $243,127 for the three months ended December 31, 2001 compared to a loss of $923,941 for 2000. The gain on the sale of retail activity is $413,009 for the three months ended December 31, 2001. The gain is based on sales proceeds of $827,240 less the book cost basis of $414,231, for the transaction costs and the book value of the assets that were included in the sale of this business activity.

    The Company has reported net income of $102,681 for the three months ended December 31, 2001 compared to a net loss of $596,435 for the three months ended December 31, 2000.

    Liquidity and Capital Resources
    Substantial portions of the Company's assets are liquid with the majority of the assets consisting of securities inventories which fluctuate depending on the levels of customer business. At December 31, 2001, approximately 80% of the Company's assets consisted of cash, cash equivalents and marketable securities. All assets are financed by the Company's equity capital, short-term borrowings from securities sold, not yet purchased and other payables.

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

    INTLTRADER.COM, a wholly owned registered securities broker subsidiary, is subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At December 31, 2001, INTLTRADER.COM had adjusted net capital of $1,673,927, which was $1,336,927 in excess of its minimum net capital requirement at that date.

    The Company's total assets and liabilities and the individual components thereof may vary significantly from period to period because of changes relating to customer needs and economic and market conditions. The Company's total assets at December 31, 2001 and September 30, 2001, were $11,521,519 and $10,733,698, respectively. The Company's operating activities generate or utilize cash resulting from net income or loss earned during the period and fluctuations in its assets and liabilities. The most significant fluctuations have resulted from changes in the level of customer activity and securities inventory changes resulting from proprietary arbitrage trading strategies dictated by prevailing market conditions.

    In addition to normal operating requirements, capital is required to satisfy financing and regulatory requirements. The Company's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated capital needs of the operating subsidiaries. The excess regulatory net capital of the Company's broker-dealer subsidiary may fluctuate throughout the year reflecting changes in inventory levels and/or composition and balance sheet components.

    In the opinion of management, the Company's existing capital and cash flow from operations will be adequate to meet the Company's capital needs for at least the next twelve months in light of known and reasonably estimated trends. At this time additional private financing is being sought for trading capital, technology, staffing and promotional efforts based upon the Company's strategic plan. This plan has an operational emphasis on technology driven international securities order flow. In conjunction with the Company's strategic plan, the Company has engaged UBS Warburg as its financial advisor to arrange and negotiate a private placement of securities issued by the Company or to find a strategic partner. UBS Warburg has been engaged to use its best efforts in connection with a private placement and does not have any obligation to purchase any securities issued by the Company or to provide financing of any kind to the Company.

    CASH FLOWS
    For the three months ended December 31, 2001, cash and cash equivalents increased by $1,108,126 since the end of the last fiscal year ending September 30, 2001. Funds provided by operating activities were $613,588 for the period ending December 31,

    2001. During the three months ended December 31, 2001, the Company had cash provided by investing activities of $414,538. Financing activities included $80,000 provided by the sale of common stock with the sale of the retail brokerage activity.

                           PART II - OTHER INFORMATION

    ITEM 1.       LEGAL PROCEEDINGS

    The Company is party to certain litigation as of December 31, 2001, which relates primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these items will not have a material adverse effect on the Company's consolidated financial statements.

    On January 4, 2001 the Company filed an arbitration matter with the NASD regarding several breaches (including but not limited to raiding, unfair competition and misappropriation of trade secrets) related to the sudden departure, on December 19, 2000, of the head of the foreign trading desk and his related recruitment of the entire Company's trading staff. This arbitration claim was filed against the broker/dealer who became the employer of the recruited employees, two principals of the broker/dealer, two affiliated securities firms of the broker/dealer and four principals of the parent firm. On March 14, 2001 the broker/dealer who became the employer and two of its principals responded and filed a counterclaim against the Company. On March 19, 2001 the two affiliated securities firms of the broker/dealer also filed a counterclaim as well as a claim for attorney's fees. The Company disputes the counterclaims and intends to vigorously defend them. The NASD arbitration for this matter has been scheduled for the week beginning April 29, 2002.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a). Exhibits
                    None

          b). Form 8-K

                    The Company filed one report on Form 8-K during the three months ended December 31, 2001. On December 27, 2001 the Company announced on Form 8-K that the Company sold, on December 13, 2001, its two wholly-owned subsidiaries, International Assets Advisory, LLC and Global Assets Advisors, LLC, and its 50% membership interest in International Assets New York, LLC to Lakeside Assets, LLC. In connection with the disposition transaction, Lakeside Assets, LLC also purchased 80,000 shares of the Company's common stock.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERNATIONAL ASSETS HOLDING CORPORATION

Date 02/18/2002                     /s/ Diego J. Veitia
     ----------                     -------------------
                                    Diego J. Veitia
                                    President and Chief Executive Officer

Date 02/18/2002                     /s/ Jonathan C. Hinz
     ----------                     --------------------
                                    Jonathan C. Hinz
                                    Chief Financial Officer and Treasurer