Form 10QSB
period 2002-03-31
INTERNATIONAL ASSETS HOLDING CORP
filed 2002-05-14
CIK 913760

                  U.S. Securities and Exchange Commission
                           Washington D.C. 20549

                                Form 10-QSB

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2002

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

The number of shares outstanding of Common Stock was 2,375,575 as of May 10, 2002.

Transitional small business disclosure format   Yes [ ]   No [X]

                                      INDEX

                                                                                                 Page No.
                                                                                                 -------
Part I.           FINANCIAL INFORMATION
   Item 1.        Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of March 31,
                  2002 and September 30, 2001                                                           3

                  Condensed Consolidated Statements of Operations for the
                  Six Months ended March 31, 2002 and 2001                                              5

                  Condensed Consolidated Statements of Operations for the
                  Three Months ended March 31, 2002 and 2001                                            6

                  Condensed Consolidated Statements of Cash Flows for the
                  Six Months ended March 31, 2002 and 2001                                              7

                  Notes to Condensed Consolidated Financial Statements                                  9

   Item 2.        Management's Discussion and Analysis or Plan of Operation                            14

Part II.          OTHER INFORMATION

   Item 1.        Legal Proceedings                                                                    23

   Item 4.        Submission of Matters to a Vote of Security Holders                                  25

   Item 6.        Exhibits and Reports on Form 8-K                                                     25

                  Signatures                                                                           26

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                                                       March 31,        September 30,
            Assets                                                                      2002                 2001
            ------                                                                      ----                 ----
Cash                                                                                $       142,997     $    136,688
Cash and cash equivalents, deposited with clearing organization                           2,432,441          874,613
Receivable from clearing organization, net                                                        0          934,764
Other receivables                                                                             3,272           23,429
Loans to officers                                                                           116,702          126,541
Securities owned, at market value                                                        11,984,088        6,011,939
Income taxes receivable                                                                     856,723                0
Deferred income tax asset, net                                                              540,766        1,397,489

Property and equipment, at cost:
    Equipment, furniture and leasehold improvements                                         563,166        1,307,461
    Less accumulated depreciation and amortization                                         (392,811)        (944,502)
                                                                                  -------------------  ---------------
            Net property and equipment                                                      170,355          362,959

Software development, net of accumulated amortization
   of $625,870 in March 2002 and $491,995 in
   September 2001                                                                           419,927          553,802

Prepaid expenses and other assets, net of accumulated
    amortization of $2,000 in March 2002 and $177,000
    in September 2001                                                                       102,763          311,474

                                                                                  -------------------  ---------------
            Total assets                                                            $    16,770,034     $ 10,733,698
                                                                                  ==================-  ===============

See accompanying notes to condensed consolidated financial statements.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
                                  (Unaudited)

                                                                                      March 31,          September 30,
            Liabilities and Stockholders' Equity                                       2002                 2001
            ------------------------------------                                       ----                 ----

Liabilities:
     Foreign currency sold, but not yet purchased                                  $        1,757       $     208,092
     Securities sold, but not yet purchased, at market value                           11,048,507           5,313,641
     Payable to clearing organization, net                                              1,155,415                   0
     Accounts payable                                                                     144,645             312,673
     Accrued employee compensation and benefits                                            44,580             307,500
     Accrued expenses                                                                     149,148             139,094
     Payable to Joint Venture                                                                -                  2,032
     Other liabilities                                                                     22,105               7,779
                                                                               -------------------   ------------------

            Total liabilities                                                          12,566,157           6,290,811
                                                                               -------------------   ------------------

Stockholders' equity:
     Preferred stock, $.01 par value.  Authorized 5,000,000
       shares; issued and outstanding -0- shares                                             -                    -
     Common stock, $.01 par value.  Authorized 8,000,000
       shares; issued and outstanding 2,375,575 shares in March
       2002 and 2,294,376 shares in September 2001                                         23,756              22,944
     Additional paid-in capital                                                         8,026,131           7,945,161
     Accumulated deficit                                                               (3,846,010)         (3,525,218)
                                                                               -------------------   ------------------

            Total stockholders' equity                                                  4,203,877           4,442,887

                                                                               -------------------   ------------------
            Total liabilities and stockholders' equity                             $   16,770,034       $  10,733,698
                                                                               ===================   ==================

See accompanying notes to condensed consolidated financial statements.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Six Months Ended March 31, 2002 and 2001
                                 (Unaudited)

                                                                                                      2002               2001
                                                                                                      ----               ----
Revenues:
     Net dealer inventory and investment gains                                                  $    1,823,388           466,904
     Commissions (note 2)                                                                              404,500         1,768,195
     Management and investment advisory fees (note 2)                                                    6,292            75,903
     Interest and dividends                                                                             44,192           114,846
     Loss from joint venture                                                                              -              (20,353)
     Other                                                                                              19,274            (1,286)
                                                                                             ------------------   ----------------

            Total revenues                                                                           2,297,646         2,404,209
                                                                                             ------------------   ----------------

Expenses:
     Compensation and benefits                                                                  $    1,128,528         2,459,633
     Clearing and related expenses                                                                     881,021           546,221
     Promotion                                                                                          93,742           478,823
     Occupancy and equipment rental                                                                    233,657           258,926
     Communications                                                                                     59,897           140,400
     Interest                                                                                            1,367             1,740
     Professional fees                                                                                 168,758           129,667
     Insurance                                                                                          69,803           100,365
     Depreciation and amortization                                                                     197,473           234,635
     Technology                                                                                         38,539           118,930
     Other expenses                                                                                    158,662           254,405
                                                                                             ------------------   ----------------

            Total expenses                                                                           3,031,447         4,723,745
                                                                                             ------------------   ----------------

            Loss before gain on sale of retail activity and income taxes                              (733,801)       (2,319,536)

Gain on sale of retail activity (note 2)                                                               413,009                 0
                                                                                             ------------------   ----------------

            Loss before income taxes                                                                  (320,792)       (2,319,536)

Income tax benefit                                                                                      -               (837,171)
                                                                                             ------------------   -----------------

            Net loss                                                                            $     (320,792)       (1,482,365)
                                                                                             ==================   =================

Loss per share:
            Basic                                                                               $        (0.14)            (0.67)
                                                                                             ==================   =================
            Diluted                                                                             $        (0.14)            (0.67)
                                                                                             ==================   =================

Weighted average number of common shares outstanding:
            Basic                                                                                    2,342,413         2,218,356
                                                                                             ==================   =================
            Diluted                                                                                  2,342,413         2,218,356
                                                                                             ==================   =================

See accompanying notes to condensed consolidated financial statements.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31, 2002 and 2001
                                  (Unaudited)

                                                                                                       2002               2001
                                                                                                       ----               ----
Revenues:
     Net dealer inventory and investment gains                                                  $      803,633            64,687
     Commissions (note 2)                                                                                3,288           858,913
     Management and investment advisory fees (note 2)                                                        0            35,191
     Interest and dividends                                                                             15,256            35,127
     Loss from joint venture                                                                                 0           (10,481)
     Other                                                                                              17,458               500
                                                                                               ----------------   ---------------

            Total revenues                                                                             839,635           983,937
                                                                                               ----------------   ---------------

Expenses:
     Compensation and benefits                                                                         394,949         1,313,748
     Clearing and related expenses                                                                     441,079           247,956
     Promotion                                                                                          56,955           210,257
     Occupancy and equipment rental                                                                     94,722           129,463
     Communications                                                                                     18,092            68,782
     Interest                                                                                              848             1,370
     Professional fees                                                                                 121,924            60,523
     Insurance                                                                                          26,557            52,597
     Depreciation and amortization                                                                      85,895           143,055
     Technology                                                                                          1,004            57,467
     Other expenses                                                                                     88,284            94,314
                                                                                               ----------------   ---------------

            Total expenses                                                                           1,330,309         2,379,532
                                                                                               ----------------   ---------------

            Loss before income taxes                                                                  (490,674)       (1,395,595)

Income tax benefit                                                                                     (67,201)         (509,665)
                                                                                               ----------------   ---------------

            Net loss                                                                            $     (423,473)         (885,930)
                                                                                               ================   ===============

Loss per share:
            Basic                                                                               $        (0.18)   $        (0.40)
                                                                                               ================   ===============
            Diluted                                                                             $        (0.18)   $        (0.40)
                                                                                               ================   ===============

Weighted average number of common shares outstanding:
            Basic                                                                                    2,374,629         2,221,751
                                                                                               ================   ===============
            Diluted                                                                                  2,374,629         2,221,751
                                                                                               ================   ===============

See accompanying notes to condensed consolidated financial statements.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended March 31, 2002 and 2001
                                  (Unaudited)

                                                                                                       2002               2001
                                                                                                       ----               ----
Cash flows from operating activities:
      Net loss                                                                                  $     (320,792)       (1,482,365)
      Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
           Depreciation and amortization                                                               197,473           234,635
           Deferred income taxes                                                                       856,723          (905,124)
           Gain on sale of retail activity                                                            (413,009)             -
           Disposal of property and equipment
                 included in gain on sale of retail activity                                           139,024              -
           Loss on disposals of property and
                 equipment                                                                                 491
           Loss from Joint Venture                                                                         -              20,353
           Tax benefit from disqualifying dispositions of
             incentive stock options                                                                       -              11,001
           Cash provided by (used in) changes in:
             Receivable from clearing organization, net                                                934,764               -
             Other receivables                                                                          16,374             4,513
             Securities owned, at market value                                                      (5,972,149)       (2,484,369)
             Income taxes receivable                                                                  (856,723)          452,032
             Prepaid expenses and other assets                                                         208,711            21,195
             Foreign currency sold, but not yet purchased                                             (206,335)             (665)
             Securities sold, but not yet purchased, at market value                                 5,734,866         3,344,723
             Payable to clearing organization, net                                                   1,155,415            43,848
             Accounts payable                                                                         (168,028)         (147,345)
             Accrued employee compensation and benefits                                               (262,920)         (739,056)
             Accrued expenses                                                                           10,054           (92,221)
             Payable to Joint Venture                                                                   (2,032)            2,388
             Other liabilities                                                                          14,326           (60,637)
                                                                                                ----------------   ---------------
            Net cash provided by (used in) operating activities                                      1,066,233        (1,777,094)
                                                                                                ----------------   ---------------

Cash flows from investing activities:

     Proceeds from sale of retail activity                                                             827,240               -
     Cost of total assets on sale of retail activity                                                  (414,231)              -
     Collections from loans to officers                                                                 13,623            50,000
     Costs of additional property, equipment and software
             development                                                                               (10,510)         (510,469)
                                                                                                ----------------  ----------------

            Net cash provided by (used in) investing activities                                        416,122          (460,469)
                                                                                                ----------------   ---------------
                                                                                                                 (Continued)

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
               For the Six Months Ended March 31, 2002 and 2001
                                  (Unaudited)

                                                                                                       2002               2001
                                                                                                       ----               ----

Cash flows from financing activities:

     Exercise of employee stock options                                                                  1,782             -
     Sale of common stock with sale of retail activity                                                  80,000             -
                                                                                               ----------------   ---------------

            Net cash provided by financing activities
                                                                                                        81,782             -
                                                                                               ----------------   ---------------

            Net increase (decrease) in cash and cash equivalents                                     1,564,137        (2,237,563)

Cash and cash equivalents at beginning of period                                                     1,011,301         5,271,859
                                                                                               ----------------   ---------------

Cash and cash equivalents at end of period                                                      $    2,575,438         3,034,296
                                                                                               ================   ===============

Supplemental disclosure of cash flow information:

     Cash paid for interest                                                                     $        1,367             1,740
                                                                                               ================   ===============

Supplemental disclosure of noncash financing activities:

    During the six months ended March 31, 2001 the
         Company paid for software development services by
         issuance of 12,283 common shares.                                                      $            -            70,020
                                                                                               ================   ===============

          INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2002 and 2001
                               (Unaudited)
(1)    BASIS OF PRESENTATION
       ---------------------
       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of Management, such financial statements reflect all adjustments (consisting of normal recurring items) necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended September 30, 2001, filed on Form 10-KSB (SEC File Number 33-70334-A).

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

(2)    SALE OF CERTAIN OPERATIONS
       --------------------------
       On December 13, 2001 the Company sold its two wholly-owned subsidiaries, International Assets Advisory, LLC and Global Assets Advisors, LLC, and its 50% membership interest in International Assets New York, LLC (IANY) to Lakeside Assets, LLC. In connection with the disposition transaction, Lakeside Assets, LLC also purchased 80,000 shares of the Company's common stock. The Company received total proceeds of $907,240 for these sale transactions. The Company allocated $827,240 of the proceeds to the sale of the two wholly owned subsidiaries and the 50% interest in IANY. The Company allocated $80,000 of the proceeds to the sale of common shares. The Company had a book basis of $414,231 related to the sale of the two wholly owned subsidiaries and IANY. The $413,009 gain on sale of retail activity recorded in December 2001 was determined by deducting the book basis of $414,231 from the sales proceeds of $827,240.

       Commission revenues from retail private client securities brokerage activity amounted to $404,500 and $1,768,195 for the six months ended March 31, 2002 and 2001, respectively and $3,288 and $858,913 for the three months ended March 31, 2002 and 2001, respectively. Though certain costs associated with this activity are distinct and clearly identifiable; many are not and management has not historically operated, monitored or specifically allocated expenses to this activity in such a manner as to determine profitability by activity. In the same sale transaction, International Assets Holding Corporation agreed to sell its money management activity, which had revenues from management and investment advisory fees of $6,292 and $75,903 for the six months ended March 31, 2002 and 2001, respectively and $35,191 for the three months ended March 31, 2001. The money management activity was primarily related and tied into the retail private client activity including the same sales staffing, operations and research support. It was separated for purposes of securities licensing and regulation.

(3)    RELATED PARTY TRANSACTIONS
       --------------------------
       On February 1, 2002 the Company executed a contract for investor relations services from an outside firm that is owned and managed by a cousin of the CEO of the Company. The contract is for a term of six months at a cost of $5,000 per month plus reimbursement for reasonable expenses related to the performance of the service contract.

(4)    RECLASSIFICATIONS
       -----------------
       Certain prior period amounts have been reclassified to conform to current period presentation. These changes had no impact on previously reported results of operations or stockholders' equity.

    INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(5)    BASIC AND DILUTED LOSS PER SHARE
       --------------------------------
       Basic loss per share for the six months and three months ended March 31, 2002 and 2001 have been computed by dividing net loss by the weighted average number of common shares outstanding.

       Diluted loss per share for the six months and three months ended March 31, 2002 and 2001 are the same as basic loss per share because of the anti-dilutive impact of the potential common shares, due to the net loss for each of the periods. No options to purchase shares of common stock were considered in the calculation of diluted loss per share for the six months and three months ended March 31, 2002 and 2001 because of the anti-dilutive impact of the potential common shares, due to the net loss for the periods.

For the Six Months Ended March 31,                                       2002                 2001
                                                                         ----                 ----
Diluted Loss Per Share

Numerator:
     Net loss                                                          $(320,792)        $ (1,482,365)

Denominator:
     Weighted average number of common shares and dilutive
       potential common shares outstanding                             2,342,413            2,218,356
                                                                       ---------            ---------

Diluted loss per share                                                    $(0.14)              $(0.67)

For the Three Months Ended March 31,                                     2002                 2001
                                                                         ----                 ----
Diluted Loss Per Share

Numerator:
     Net loss                                                          $(423,473)        $   (885,930)

Denominator:
     Weighted average number of common shares and dilutive
       potential common shares outstanding                             2,374,629            2,221,751
                                                                       ---------            ---------

Diluted loss per share                                                    $(0.18)              $(0.40)

          INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(6)    SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED, AT MARKET
       ----------------------------------------------------------------------
       VALUE
       -----
       Securities owned and Securities sold, but not yet purchased at March 31, 2002 and September 30, 2001 consist of trading and investment securities at quoted market values as follows:

                                                                                Sold, but not
                                                                  Owned         yet purchased
                                                                  -----         -------------
March 31, 2002:
 Common stock and American Depository Receipts                  1,543,990            683,466
 Foreign ordinary stock paired with its
       respective American Depository Receipt                  10,291,228         10,359,333
 Corporate and municipal bonds                                     52,737                -
 Foreign government obligations                                     2,380                -
 Unit investment trusts, mutual funds and other
       investments                                                 93,753              5,708

                                                               ----------         ----------
 Total                                                        $11,984,088         11,048,507
                                                               ==========         ==========

September 30, 2001:
 Common stock and American Depository Receipts                  1,203,294            694,047
 Foreign ordinary stock paired with its
       respective American Depository Receipt                   4,618,006          4,619,594
 Corporate and municipal bonds                                     68,949                -
 Foreign government obligations                                     3,954                -
 Unit investment trusts, mutual funds and other
       investments                                                117,736                -

                                                               ----------         ---------
 Total                                                        $ 6,011,939         5,313,641
                                                               ==========         =========

(7)    RECEIVABLE FROM AND PAYABLE TO CLEARING ORGANIZATION

       Amounts receivable from and payable to clearing organization at March 31, 2002 and September 30, 2001 consist of the following:

                                                       Receivable        Payable
                                                       ----------        -------
March 31, 2002:
   Open transactions, net                             $     -            1,112,545
   Clearing fees and related charges payable                -               42,870
                                                      ---------          ---------
                                                      $     -            1,155,415
                                                      =========          =========
September 30, 2001:
   Open transactions, net                             $ 926,703               -
   Clearing fees and related charges payable                -               23,722
   Commission income receivable                          31,783               -

                                                      ---------             ------
                                                      $ 958,486             23,722
                                                      =========             ======

       As these amounts are short-term in nature, the carrying amount is a reasonable estimate of fair value.

         INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(8)    LEASES
       ------

       The Company occupies leased office space of approximately 5,100 square feet at 220 E. Central Parkway, Altamonte Springs, Florida. The commencement date of this lease was February 1, 2002, with six months free rent, and a seven-year term to July 31, 2009.

       The Company is obligated under various noncancelable operating leases for the rental of its office facilities and certain office equipment. Rent expense associated with operating leases amounted to $35,650 and $200,218 for the six months ended March 31, 2002, and 2001, respectively. The future minimum lease payments under noncancelable operating leases are as follows:

    Fiscal Year (12 month period) Ending September 30,
    ---------------------------------------------------
              2002                              83,900
              2003                             151,100
              2004                             129,900
              2005                             130,000
              2006                             130,200
              Thereafter                       318,600

                                              --------
Total future minimum lease payments           $943,700
                                              ========

(9)    STOCK OPTION PLAN
       -----------------

       During the six months ended March 31, 2002, 162,000 options were granted to employees and directors. There were 1,199 incentive stock options exercised at a strike price of $1.486 per share during the six months ended March 31, 2002. In addition, 270,752 incentive stock options were forfeited due to the termination of former employees of the Company or its subsidiaries. The total options forfeited included approximately 186,000 options related to former employees that were part of the sale of the retail brokerage operation. As of March 31, 2002 the Company had 554,158 options outstanding.

       Incentive Stock Options (Granted during the six months ended March 31,
       -----------------------
       2002)

 Options                            Exercise      Expiration
 Granted           Grant Date         Price         Date            Exercisable
 -------           ----------         -----         ----            -----------
 50,000            10/05/01            $0.90        10/05/11            /(a)/
 25,000            10/05/01            $0.99        10/05/11            /(a)/
 20,000            12/22/01            $0.60        12/22/11            /(a)/
 22,000            01/03/02            $0.65        01/03/12            /(b)/
-------
117,000
=======

         INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

 Nonqualified Stock Options (Granted during the six months ended March 31, 2002)
 --------------------------

Options                            Exercise      Expiration
Granted           Grant Date         Price          Date           Exercisable
-------           ----------         -----          ----           -----------
45,000            10/05/01            $0.90        10/05/11            /(a)/

/(a)/ Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three. These options are 100% exercisable upon a change in control of the Company.

/(b)/ Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three.

       As the strike price on the date of grant for each option was equal to the fair market value of a share of common stock on that date, the Company did not recognize any compensation cost associated with such grants.

(10)   COMMITMENTS AND CONTINGENT LIABILITIES
       --------------------------------------
       The Company is party to certain litigation as of March 31, 2002, which relates primarily to matters arising in the ordinary course of business. While the Company cannot absolutely predict the outcome of these actions at this time, it is the opinion of management, given the probability of success by the Company, that the resolution of these matters will not have a material adverse effect on the consolidated financial condition of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Certain statements in this discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate and securities market fluctuations, competition from within and from outside the investment brokerage industry, new products and services in the investment brokerage industry, changing trends in customer profiles and changes in laws and regulation applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that the actual results, performance or achievement of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors.

    Readers are cautioned not to place undue reliance on these forward-looking statements.

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

    RESULTS OF OPERATIONS:

    On December 13, 2001 the Company sold its full service private client retail brokerage and money management activities. Accordingly, these activities are no longer a source of revenues or expense for the Company after December 13, 2001. While the revenues (commissions and management and investment advisory fees) and certain costs associated with the business activities which have been sold are readily identifiable, many costs associated with these activities are not. The costs that are not identifiable were included in prior legal entity financial statements combined with other business activities that were operated together for previous strategic, regulatory and synergistic purposes.

    The Company has reported a gain on the sale of retail activity of $413,009 included in the six months ended March 31, 2002. The gain is based on sale proceeds of $827,240 less the book cost basis of $414,231, for the transaction costs and for the book value of the assets that were included in the sale of this business activity.

    As of March 31, 2002 the Company had 17 full time employees.

    SIX MONTHS ENDED MARCH 31, 2002 AS COMPARED TO
    THE SIX MONTHS ENDED MARCH 31, 2001

    The Company's revenues were derived primarily from trading revenue (net dealer inventory and investment gains) as well as commissions earned on the sale of securities. For the six months ended March 31, 2002, 79% of the Company's revenues were derived from trading revenue and 18% of revenues were derived from commissions. For the six months ended March 31, 2001, 19% of the Company's revenues were derived from trading revenue and 74% of revenues were derived from commissions. Total revenues decreased 4% to $2,297,646 for the six months ended March 31, 2002 from $2,404,209 for the same period in 2001.

    Trading revenue (net dealer inventory and investment gains) increased by approximately 291% to $1,823,388 for the six months ended March 31, 2002 from $466,904 in 2001. This increase in trading revenue was due in large measure to our trading department's ongoing efforts to provide reliable market making for our trading clients with high quality customer service and trade execution in the international securities trading market. The Company has been successful in developing new clients as well as in retention of existing trading clients.

    Trading revenues for the six months ended March 31, 2001 were reduced from prior levels due to the complete shutdown and loss of trading revenue for the period December 19, 2000 until December 27, 2000. The increase in trading revenues for the six months ended March 31, 2002 comes after the Company had to rehire and rebuild the entire trading department since the disruption of the Company's trading operations caused by the abrupt departure of the Company's head of capital markets and his related recruitment of the entire trading department to his own firm in December 2000. This matter was previously discussed in the Company's 10-QSB for the period ended December 31, 2000 as well as its Form 8-K filed as of December 29, 2000.

    Commission revenues decreased by approximately 77% to $404,500 for the six months ended December 31, 2001 from $1,768,195 in 2001. Commission revenues for the six months ended March 31, 2002 include retail brokerage commissions earned for the period October 1, 2001 through December 13, 2001. On December 13, 2001 the Company sold its membership interests in International Assets Advisory, LLC. These retail brokerage commission revenues are no longer a source of revenue for the Company after December 13, 2001 due to the sale of this retail brokerage activity. During the quarter ended March 31, 2002 the Company sold substantially all of it retail online accounts to Ameritrade Holding Corporation and ceased offering its online retail brokerage operation. The elimination of these retail activities has allowed the Company to focus all of its resources on its core market making trading operation.

    Revenues from management and investment advisory fees decreased by approximately 92% to $6,292 for the six months ended March 31, 2002 from $75,903 in 2001. These revenues from management and investment advisory fees are no longer a source of revenue for the Company after December 13, 2001 due to the sale of this business.

    Interest and dividend revenue decreased by 62% to $44,192 for the six months ended March 31, 2002 from $114,846 in 2001. This decrease is primarily due to lower balances of interest producing assets, including money market balances and fixed income securities as well as decreased interest returns on these short-term liquid assets during the six months ended March 31, 2002 compared to the same period in 2001.

    Loss from joint venture was $0 for the six months ended March 31, 2002 compared to $20,353 for 2001. The loss from joint venture ended in March 2001 when the Company wrote off its investment in joint venture in accordance with the equity method of accounting. The loss from the Company's joint venture represented the Company's 50% share of the operating loss from the activity of International Assets New York, LLC, a 50/50 joint venture with Lakeside Investments, LLC of New York. On December 13, 2001 the Company's interest in International Assets New York, LLC was sold.

    Other revenues were $19,274 for the six months ended March 31, 2002 up from $(1,286) for the same period in 2001. Other revenues in 2002 includes $14,800 collected for the sale proceeds from the retail online accounts sold to Ameritrade.

    The major expenses incurred by the Company relate to direct costs of its securities operations such as compensation and benefits, clearing and related expense, occupancy and equipment rental expense and professional fees. Total expenses decreased by approximately 36% to $3,031,447 for the six months ended March 31, 2002, from $4,723,745 for the same period in 2001. This decrease in total expenses is mainly due to reductions in compensation and benefits, promotions, communications, technology and other operating expenses. The decrease in total expenses reflects the restructuring associated with the sale of the retail brokerage activity and the related cost reductions the Company began to implement in August 2001.

    Compensation and benefits expense decreased by $1,331,105 or 54% to $1,128,528 for the six months ended March 31, 2002 from $2,459,633 in 2001 due to lower commission expense caused by lower commission revenues and a decrease in base salaries due to an overall reduction in the number of employees. Included in the total $1,128,528 compensation and benefits expense for 2002 is $165,854 related to commission expense that will no longer be an ongoing expense for the Company after December 13, 2001, due to the sale of the related retail private client activity.

    Clearing and related expenses increased 61% to $881,021 in the six months ended March 31, 2002, up from $546,221 in 2001. This increase is related to the volume increase in the number of trades processed and increased costs for American Depository Receipt (ADR) conversions due to the necessity of these conversions as a trading strategy to facilitate liquidity within the Company's overall investment portfolio. Also, included in the total $881,021 clearing and related expenses for 2002 is $35,388 related to retail private client activities that will no longer be an ongoing expense for the Company after December 13, 2001, due to the sale of the related activity.

    Total promotion expense decreased by approximately 80% to $93,742 for the six months ended March 31, 2002 compared to $478,823 for 2001. This decrease is primarily due to decreases in retail promotional activity, public relations, and travel and entertainment due to cost saving initiatives undertaken. Future promotion expense will be determined by incremental promotions that are undertaken to support the Company's current and ongoing operations.

    Occupancy and equipment rental expense decreased by 10% to $233,657 for the six months ended March 31, 2002 from $258,926 in 2001. Decreases in rental expense were related to the Company's decreased leased office space. As of February 1, 2002 the Company relocated to a new, smaller and less costly leased office space. Offsetting a portion of this savings are two new equipment leases for phone systems and network connectivity. The net savings from this office relocation are currently anticipated to be over $150,000 on an annualized basis.

    Communications expense decreased by $80,503, or 57% to $59,897 for the six months ended March 31, 2002 from $140,400 for the six months ended March 31, 2001. This decrease is due to reduced telephone, postage and printing expense related to the corresponding decreases in operating revenue. Management currently anticipates that there will be additional decreases in communications expense after December 2001 due to the sale of the retail private client activity on December 13, 2001.

    Professional fees increased by approximately 30% to $168,758 for the six months ended March 31, 2002 as compared to $129,667 in 2001. This increase is primarily due to legal fees related to the arbitration and injunction matters further discussed in Part II, Item 1 of this Form 10-QSB.

    Insurance expense decreased by approximately 30% to $69,803 for the six months ended March 31, 2002 as compared to $100,365 in 2001. This decrease is primarily due to decreases in health, life, disability and workers compensation insurances due to reductions in total employment headcount and the related and reduced payroll expense.

    Depreciation and amortization expense decreased approximately 16% to $197,473 for the six months ended March 31, 2002 as compared to $234,635 in 2001. The decrease in 2002 is due to lower depreciation expense associated with the disposition of fixed assets related to the sale of the retail private client activity in December 2001.

    Technology expense was down approximately 68% to $38,539 for the six months ended March 31, 2002 from $118,930 in 2001. The decrease is due to the completion of technology enhancements to increase the quote system and trading platform's capacity as well as reduced technology expenditures for web site content due to the elimination of the retail online brokerage activity in January 2002.

    Other operating expenses decreased approximately 38% to $158,662 for the six months ended March 31, 2002 as compared to $254,405 in 2001. This decrease is due to cutbacks and reductions in director's fees and expense, office supplies and expense, training expense and annual report expense.

    The Company has reported a loss before gain on sale of retail activity and income taxes of $733,801 for the six months ended March 31, 2002 compared to a loss of $2,319,536 for 2001. The gain on the sale of retail activity is $413,009 for the six months ended March 31, 2002. The gain is based on sales proceeds of $827,240 less the book cost basis of $414,231, for the transaction costs and the book value of the assets that were included in the sale of this business activity.

    The Company has reported a net loss of $320,792 for the six months ended March 31, 2002 compared to a net loss of $1,482,365 for the six months ended March 31, 2001.

    The Company did not record an income tax benefit for the six months ended March 31, 2002 due to a valuation allowance applied to the deferred tax asset related to the net operating loss generated during the six months. The Company's effective income tax benefit rate was approximately 36% for the six months ended March 31, 2001.

    THREE MONTHS ENDED MARCH 31, 2002, AS COMPARED TO
    THE THREE MONTHS ENDED MARCH 31, 2001

    For the three months ended March 31, 2002, 96% of the Company's revenues were derived from trading revenue. For the three months ended March 31, 2001, 87% of the Company's revenues were derived from commissions and 7% were derived from trading revenue. Total revenues decreased 15% to $839,635 for the three months ended March 31, 2002 from $983,937 for the same period in 2001.

    Trading revenue (net dealer inventory and investment gains) increased to $803,633 for the three months ended March 31, 2002 from $64,687 in 2001. This increase in trading revenue was due to the trading department's ongoing efforts to provide reliable market making for our trading clients with high quality customer service and trade execution in the international securities trading market. Trading revenues for the three months ended March 31, 2001 were reduced from prior levels due to the complete shutdown and loss of trading revenue for the period December 19, 2000 until December 27, 2000. The Company had to rehire and rebuild the entire trading department since the disruption of the Company's trading operations caused by the abrupt departure of the Company's head of capital markets and his related recruitment of the entire trading department to his own firm in December 2000.

    Commission revenues decreased to $3,288 for the three months ended March 31, 2002 from $858,913 in 2001. On December 13, 2001 the Company sold its membership interests in International Assets Advisory, LLC. The retail brokerage commission revenues previously generated by International Assets Advisory, LLC are no longer a source of revenue for the Company after December 13, 2001, due to the sale of this retail brokerage activity. Commission revenues of $3,288 for the three months ended March 31, 2002 include retail online commissions earned during the three months ended March 31, 2002. During the quarter ended March 31, 2002 the Company sold substantially all of it retail online accounts to Ameritrade Holding Corporation and ceased offering its online retail brokerage operation. The elimination of these retail activities has allowed the Company to focus all of its resources on its core market making trading operation.

    Revenues from management and investment advisory fees decreased to $0 for the three months ended March 31, 2002 compared to $35,191 for the same quarter in 2001. These revenues from management and investment advisory fees are no longer a source of revenue for the Company after December 13, 2001 due to the sale of this business.

    Interest and dividend revenue decreased by 57% to $15,256 for the three months ended March 31, 2002 from $35,127 in 2001. This decrease is primarily due to lower balances of interest producing assets, including money market balances and fixed income securities as well as decreased interest returns on these short-term liquid assets during the three months ended March 31, 2002 compared to the same period in 2001.

    Loss from joint venture was $0 for the three months ended March 31, 2002 compared to $10,481 for 2001. The loss from joint venture ended in March 2001 when the Company wrote off its investment in joint venture in accordance with the equity method of accounting. The loss from the Company's joint venture represented the Company's 50% share of the operating loss from the activity of International Assets New York, LLC, a 50/50 joint venture with Lakeside Investments, LLC of New York. On December 13, 2001 the Company's interest in International Assets New York, LLC was sold.

    Other revenues were $17,458 for the three months ended March 31, 2002 up from $500 for the same period in 2001. Other revenues, for the three months ended March 31, 2002, include $14,800 collected for the sale proceeds from the retail online accounts sold to Ameritrade.

    The major expenses incurred by the Company relate to direct costs of its securities operations such as compensation and benefits, clearing and related expense, occupancy and equipment rental expense and professional fees. Total expenses decreased by approximately 44% to $1,330,309 for the three months ended March 31, 2002, from $2,379,532 for the same period in 2001. This decrease in total expenses is mainly related to reductions in compensation and benefits, promotions, communications, technology and depreciation and amortization. The decrease in total expenses reflects the restructuring related to the sale of the retail brokerage activity and the related cost reductions the Company began to implement in August 2001.

    Compensation and benefits expense decreased by $918,799 or 70% to $394,949 for the three months ended March 31, 2002 from $1,313,748 in 2001. The decrease is primarily due to $0 commission expense for the three months ended March 31, 2002 compared to $422,481 for the same quarter in 2001. This commission expense and the related commission revenues will no longer be an ongoing expense and revenue for the Company after December 13, 2001, due to the sale of the retail private client activity. The decrease in compensation and benefits expense is also due to a decrease in base salaries due to an overall reduction in the number of employees.

    Clearing and related expenses increased 78% to $441,079 in the three months ended March 31, 2002, up from $247,956 in 2001. This increase is related to the volume increase in the number of trades processed and increased costs for American Depository Receipt (ADR) conversions due to the necessity of these conversions as a trading strategy to facilitate liquidity within the Company's overall investment portfolio.

    Total promotion expense decreased by approximately 73% to $56,955 for the three months ended March 31, 2002 compared to $210,257 for 2001. This decrease is primarily due to reductions in travel and entertainment and public relations expense decreases due to cost saving initiatives undertaken. Future promotion expense will be determined by incremental promotions that are undertaken to support the Company's current and ongoing operations.

    Occupancy and equipment rental expense decreased by 27% to $94,722 for the three months ended March 31, 2002 from $129,463 in 2001. Decreases in rental expense were related to the Company's decreased leased office space. As of February 1, 2002 the Company relocated to a new, smaller and less costly leased office space. Offsetting a portion of this savings are two new equipment leases for phone systems and network connectivity. The net savings from this office relocation are currently anticipated to be over $150,000 on an annualized basis.

    Communications expense decreased by $50,690, or 74% to $18,092 for the three months ended March 31, 2002 from $68,782 for the three months ended March 31, 2001. This decrease is due to reduced telephone, postage and printing expense related to the corresponding decreases in operating revenue.

    Professional fees increased by approximately 101% to $121,924 for the three months ended March 31, 2002 as compared to $60,523 in 2001. This increase is primarily due to legal fees related to the arbitration and injunction matters further discussed in Part II, Item 1 of this Form 10-QSB.

    Insurance expense decreased by approximately 50% to $26,557 for the three months ended March 31, 2002 as compared to $52,597 in 2001. This decrease is primarily due to decreases in health, life, disability and workers compensation insurances due to reductions in total employment headcount and the related and reduced payroll expense.

    Depreciation and amortization expense decreased approximately 40% to $85,895 for the three months ended March 31, 2002 as compared to $143,055 in 2001. The decrease in 2002 is due to lower depreciation expense associated with the disposition of fixed assets related to the sale of the retail private client activity in December 2001.

    Technology expense was down approximately 98% to $1,004 for the three months ended March 31, 2002 from $57,467 in 2001. The decrease is due to the completion of technology enhancements to increase the quote system and trading platform's capacity as well as reduced technology expenditures for web site content due to the elimination of the retail online brokerage activity in January 2002.

    Other operating expenses decreased approximately 6% to $88,284 for the three months ended March 31, 2002 as compared to $94,314 in 2001. This decrease is due to cutbacks and reductions in director's fees and expense, office supplies and expense and training expense.

    The Company has reported a net loss of $423,473 for the three months ended March 31, 2002 compared to a net loss of $885,930 for the three months ended March 31, 2001.

    The Company's effective income tax benefit rate was approximately 14% and 37% for the three months ended March 31, 2002 and 2001, respectively. The 14% income tax benefit rate for the three months ended March 31, 2002 differed from the expected U.S. federal income tax rate of 34% due to a valuation allowance applied to the deferred tax asset related to the net operating loss generated during the quarter. Also, income tax expense generated during the quarter ended December 31, 2001 was reversed during the quarter ended March 31, 2002 due to the current quarter's loss exceeding the prior period's profitability.

    LIQUIDITY AND CAPITAL RESOURCES

    Substantial portions of the Company's assets are liquid with the majority of the assets consisting of securities inventories which fluctuate depending on the levels of customer business. At March 31, 2002, approximately 86% of the Company's assets consisted of cash, cash equivalents and marketable securities. All assets are financed by the Company's equity capital, short-term borrowings from securities sold, not yet purchased and other payables.

    During the quarter ended March 31, 2002 the Company recorded an income tax receivable totaling $856,723 due to a recent change in the tax law regarding net operating loss carrybacks. The carryback claim was filed on April 9, 2002 and was collected in May 2002. The collection of this income tax carryback improves the Company's liquidity position by increasing the proportion of the Company's total assets that are liquid.

    Distributions to the Company from INTLTRADER.COM, INC., the Company's primary source of liquidity, are restricted as to amounts which may be paid by applicable law and regulations. The Net Capital Rules are the primary regulatory restrictions regarding capital resources. The Company's rights to participate in the assets of any subsidiary are also subject to prior claims of the subsidiary's creditors, including customers of INTLTRADER.COM, INC.

    INTLTRADER.COM, INC., a wholly owned registered securities broker-dealer subsidiary, is subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At March 31, 2002, INTLTRADER.COM INC. had adjusted net capital of $1,428,033, which was $1,090,033 in excess of its minimum net capital requirement at that date.

    The Company's total assets and liabilities and the individual components thereof may vary significantly from period to period because of changes relating to customer needs and economic and market conditions. The Company's total assets at March 31,

    2002 and September 30, 2001, were $16,770,034 and $10,733,698, respectively.
    The Company's operating activities generate or utilize cash resulting from net income or loss earned during the period and fluctuations in its assets and liabilities. The most significant fluctuations have resulted from changes in the level of customer activity and securities inventory changes resulting from proprietary arbitrage trading strategies dictated by prevailing market conditions.

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

    CASH FLOWS
    For the six months ended March 31, 2002, cash and cash equivalents increased by $1,564,136 since the end of the last fiscal year ending September 30, 2001. Funds provided by operating activities were $1,066,232 for the period ending March 31, 2002. During the six months ended March 31, 2002, the Company had cash provided by investing activities of $416,122. Net cash provided by financing activities were $81,782, which was comprised of $80,000 provided by the sale of common stock with the sale of the retail brokerage activity and $1,782 from the exercise of one employee stock option.

                        PART II - OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS

    The Company is party to certain litigation as of March 31, 2002, which relates primarily to matters arising in the ordinary course of business. While the Company cannot absolutely predict the outcome of these actions at this time, it is the opinion of management, given the probability of success by the Company, that the resolution of these matters will not have a material adverse effect on the consolidated financial condition of the Company.

    On January 4, 2001 the Company filed an arbitration matter with the NASD regarding several breaches (including but not limited to raiding, unfair competition and misappropriation of trade secrets) related to the sudden departure, on December 19, 2000, of the head of the foreign trading desk and his related recruitment of the entire Company's trading staff. This arbitration claim was filed against the broker/dealer who became the employer of the recruited employees, two principals of the broker/dealer, two affiliated securities firms of the broker/dealer and four principals of the parent firm. On March 14, 2001 the broker/dealer who became the employer and two of its principals responded and filed a counterclaim against the Company. On March 19, 2001 the two affiliated securities firms of the broker/dealer also filed a counterclaim as well as a claim for attorney's fees. The Company disputes the counterclaims and intends to vigorously defend them. The NASD arbitration for this matter which was originally scheduled for the week beginning April 29, 2002, has been continued (delayed) until November 2002.

    On April 1, 2002, the Company filed suit and a motion for temporary injunction, which was granted, in Circuit Court in Orange County, Florida. The suit and motion were filed against a New York Stock Exchange listed company for breach of a confidentiality agreement and misappropriation of trade secrets. The Company was required to post a $50,000 cash bond with the court to support the temporary injunction. On April 9, 2002, the Court denied a motion to dissolve the temporary injunction. On April 12, 2002 the defendant filed an appeal of the denial of the motion. That appeal has not yet been heard. On April 29, 2002 the defendant filed motions with the Circuit Court in Orange County, Florida to 1) dismiss the claims and 2) to compel an NASD arbitration. Also on April 29, 2002 the defendant filed an NASD arbitration counterclaim seeking damages in excess of $450,000. The Company plans to defend its position against the appeal of the injunction and defend its position that a circuit court hearing rather than an NASD arbitration is the appropriate jurisdiction to decide this matter.

    The foregoing discussion contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve various risks and uncertainties with respect to current legal proceedings. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that the actual results, performance or achievement of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting of stockholders was held on Tuesday, March 12, 2002. The stockholders reelected five members of the existing Board of
    Directors: Diego J. Veitia, Jerome F. Miceli, Stephen A. Saker, Robert A. Miller and Jeffrey L. Rush. The stockholders also elected Edward R. Cofrancesco, Jr. to the Board of Directors on March 12, 2002. The stockholders approved the action of the Board of Directors in selecting KPMG LLP to audit the financial statements of the Company and its subsidiaries for the period commencing October 1, 2001, and ending September 30, 2002. The stockholders further approved the action of the Board of Directors in adopting an amendment to the International Assets Holding Corporation Certificate of Incorporation to increase the total number of authorized shares of the Company's preferred stock, par value $.01 per share, from 3,000,000 to 5,000,000.

                                                                    Votes           Votes
              Matter                                                 For            Withheld
              -------                                                ---            --------
Election of Diego J. Veitia as director                           2,143,324           6,793
Election of Edward R. Cofrancesco, Jr. as director                2,142,824           7,293
Election of Jerome F. Miceli as director                          2,143,374           6,743
Election of Stephen A. Saker as director                          2,143,544           6,573
Election of Robert A. Miller director                             2,143,374           6,743
Election of Jeffrey L. Rush as director                           2,128,394          21,723

                                                  Votes           Votes          Votes
             Matter                                For           Against        Abstain
             -------                               ---           -------        -------
Approval of the auditors                        2,140,953          1,626           7,538

Approval of amendment to
     Certificate of Incorporation for an
     increase in authorized shares of
     preferred stock from 3,000,000 to
     5,000,000                                  1,211,710        141,947           7,834

  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          a). Exhibits
                    None

          b). Form 8-K

                    No reports were filed on Form 8-K during the three months ended March 31, 2002.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTERNATIONAL ASSETS HOLDING CORPORATION

Date 05/10/2002            /s/ Diego J. Veitia
     ----------            ----------------------
                           Diego J. Veitia
                           President and Chief Executive Officer

Date 05/10/2002            /s/ Jonathan C. Hinz
     ----------            ----------------------
                           Jonathan C. Hinz
                           Chief Financial Officer and Treasurer