Form 10QSB
period 2002-06-30
INTERNATIONAL ASSETS HOLDING CORP
filed 2002-08-13
CIK 913760

                     U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        Commission File Number 33-70334-A

                    INTERNATIONAL ASSETS HOLDING CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                        59-2921318
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                      220 East Central Parkway, Suite 2060
                           Altamonte Springs, FL 32701
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (407) 741-5300
                           ---------------------------
                           (Issuer's telephone number)

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

The number of shares outstanding of Common Stock was 2,375,575 as of August 7, 2002.

Transitional small business disclosure format   Yes [ ]   No [X]

                                      INDEX

                                                                                Page No.
                                                                                -------
Part I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets as of June 30,
             2002 and September 30, 2001                                    3

             Condensed Consolidated Statements of Operations for the
             Nine Months ended June 30, 2002 and 2001                       5

             Condensed Consolidated Statements of Operations for the
             Three Months ended June 30, 2002 and 2001                      6

             Condensed Consolidated Statements of Cash Flows for the
             Nine Months ended June 30, 2002 and 2001                       7

             Notes to Condensed Consolidated Financial Statements           9

   Item 2.   Management's Discussion and Analysis or Plan of Operation     14

Part II.     OTHER INFORMATION

   Item 1.   Legal Proceedings                                             24

   Item 6.   Exhibits and Reports on Form 8-K                              25

             Signatures                                                    26

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                        June 30,        September 30,
             Assets                                                       2002               2001
             ------                                                 ---------------   -----------------
Cash                                                                $      100,442    $        136,688
Cash and cash equivalents, deposited with clearing organization          1,932,122             874,613
Receivable from clearing organization, net                                 938,510             934,764
Other receivables                                                            3,172              23,429
Loans to officers                                                          112,687             126,541
Securities owned, at market value                                       10,413,427           6,011,939
Deferred income tax asset, net                                             540,766           1,397,489

Property and equipment, at cost:
    Equipment, furniture and leasehold improvements                        590,685           1,307,461
    Less accumulated depreciation and amortization                        (419,527)           (944,502)
                                                                    ---------------   -----------------
             Net property and equipment                                    171,158             362,959

Software development, net of accumulated amortization
    of $686,038 at June 2002 and $491,995 at
    September 2001                                                         359,759             553,802

Prepaid expenses and other assets, net of accumulated
    amortization of $2,000 at June 2002 and $177,000
    at September 2001                                                      108,522             311,474



                                                                    ---------------   -----------------
             Total assets                                           $   14,680,565    $     10,733,698
                                                                    ===============   =================

See accompanying notes to condensed consolidated financial statements.

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets, Continued
                                   (Unaudited)



                                                                        June 30,          September 30,
             Liabilities and Stockholders' Equity                         2002                 2001
             ------------------------------------                   ----------------    ----------------

Liabilities:
     Foreign currency sold, but not yet purchased                   $         1,877     $       208,092
     Securities sold, but not yet purchased, at market value             10,367,845           5,313,641
     Accounts payable                                                       136,709             312,673
     Accrued employee compensation and benefits                              82,537             307,500
     Accrued expenses                                                       118,765             139,094
     Payable to Joint Venture                                                     -               2,032
     Other liabilities                                                       43,547               7,779
                                                                    ----------------    ----------------

           Total liabilities                                             10,751,280           6,290,811
                                                                    ----------------    ----------------

Stockholders' equity:
     Preferred stock, $.01 par value. Authorized 5,000,000
       shares; issued and outstanding -0- shares                                  -                   -
     Common stock, $.01 par value. Authorized 8,000,000
       shares; issued and outstanding 2,375,575 shares at June
       2002 and 2,294,376 shares at September 2001                           23,756              22,944
     Additional paid-in capital                                           8,026,131           7,945,161
     Accumulated deficit                                                 (4,120,602)         (3,525,218)
                                                                    ----------------    ----------------

           Total stockholders' equity                                     3,929,285           4,442,887


                                                                    ----------------    ----------------
           Total liabilities and stockholders' equity               $    14,680,565     $    10,733,698
                                                                    ================    ================

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                For the Nine Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                               2002               2001
                                                                         ----------------    ----------------
Revenues:
     Net dealer inventory and investment gains                           $     2,956,210             888,224
     Commissions (note 2)                                                        406,175           2,492,643
     Management and investment advisory fees (note 2)                              6,292              81,516
     Interest and dividends                                                      154,127             183,521
     Loss from joint venture                                                           -             (20,353)
     Other                                                                        19,829               2,149
                                                                         ----------------    ----------------

        Total revenues                                                         3,542,633           3,627,700
                                                                         ----------------    ----------------

Expenses:
     Compensation and benefits                                           $     1,554,104           3,688,838
     Clearing and related expenses                                             1,323,578             956,685
     Promotion                                                                   170,465             619,903
     Occupancy and equipment rental                                              308,341             382,490
     Communications                                                               77,418             211,191
     Interest and dividends                                                      150,690              56,032
     Professional fees                                                           368,110             184,606
     Insurance                                                                    99,940             147,601
     Depreciation and amortization                                               284,357             383,513
     Technology                                                                   40,890             164,865
     Other expenses                                                              173,133             324,542
                                                                         ----------------    ----------------

        Total expenses                                                         4,551,026           7,120,266
                                                                         ----------------    ----------------


        Loss before gain on sale of retail activity and income taxes          (1,008,393)         (3,492,566)

Gain on sale of retail activity (note 2)                                         413,009                   0
                                                                          ---------------    ----------------

        Loss before income taxes                                                (595,384)         (3,492,566)


Income tax benefit                                                                     -          (1,269,838)
                                                                         ----------------    ----------------

        Net loss                                                         $      (595,384)         (2,222,728)
                                                                         ================    ================

Loss per share:
        Basic                                                            $         (0.25)              (1.00)
                                                                         ================    ================
        Diluted                                                          $         (0.25)              (1.00)
                                                                         ================    ================


Weighted average number of common shares outstanding:
        Basic                                                                  2,353,467           2,225,479
                                                                         ================    ================
        Diluted                                                                2,353,467           2,225,479
                                                                         ================    ================

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                For the Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                    2002              2001
                                                             ----------------   ----------------
Revenues:
     Net dealer inventory and investment gains               $     1,132,822            421,320
     Commissions (note 2)                                              1,675            724,448
     Management and investment advisory fees (note 2)                      0              5,613
     Interest and dividends                                          109,935             68,675
     Other                                                               555              3,435
                                                             ----------------   ----------------

         Total revenues                                            1,244,987          1,223,491
                                                             ----------------   ----------------

Expenses:
     Compensation and benefits                                       425,576          1,229,205
     Clearing and related expenses                                   442,557            410,464
     Promotion                                                        76,723            141,080
     Occupancy and equipment rental                                   74,684            123,564
     Communications                                                   17,521             70,791
     Interest and dividends                                          123,229             40,147
     Professional fees                                               199,352             54,939
     Insurance                                                        30,137             47,236
     Depreciation and amortization                                    86,884            148,878
     Technology                                                        2,351             45,935
     Other expenses                                                   40,565             84,282
                                                             ----------------   ----------------

         Total expenses                                            1,519,579          2,396,521
                                                             ----------------   ----------------

         Loss before income taxes                                   (274,592)        (1,173,030)

Income tax benefit                                                         0           (432,667)
                                                             ----------------   ----------------

         Net loss                                            $      (274,592)          (740,363)
                                                             ================   ================



Loss per share:
         Basic                                               $         (0.12)   $         (0.33)
                                                             ================   ================
         Diluted                                             $         (0.12)   $         (0.33)
                                                             ================   ================

Weighted average number of common shares outstanding:
         Basic                                                     2,375,575          2,239,725
                                                             ================   ================
         Diluted                                                   2,375,575          2,239,725
                                                             ================   ================

See accompanying notes to condensed consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                For the Nine Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                             2002                 2001
                                                                       ----------------     ----------------
Cash flows from operating activities:
  Net loss                                                             $      (595,384)          (2,222,728)
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
     Depreciation and amortization                                             284,357              383,513
     Deferred income taxes                                                     856,723           (1,337,791)
     Gain on sale of retail activity                                          (413,009)                   -
     Disposal of property and equipment
        included in gain on sale of retail activity                            139,024                    -
     Non-cash compensation                                                           -              198,657
     Loss on disposals of property and equipment                                   491
     Loss from Joint Venture                                                         -               20,353
     Tax benefit from disqualifying dispositions of
        incentive stock options                                                      -               11,001
     Cash provided by (used in) changes in:
        Receivable from clearing organization, net                              (3,746)            (729,335)
        Other receivables                                                       14,717               47,674
        Securities owned, at market value                                   (4,401,488)          (6,938,035)
        Income taxes receivable                                                      -              452,032
        Prepaid expenses and other assets                                      202,952               31,586
        Foreign currency sold, but not yet purchased                          (206,215)             444,544
        Securities sold, but not yet purchased, at market value              5,054,204            7,687,203
        Payable to clearing organization, net                                        -              (24,330)
        Accounts payable                                                      (175,964)            (142,711)
        Accrued employee compensation and benefits                            (224,963)            (852,581)
        Accrued expenses                                                       (20,329)             (74,936)
        Payable to Joint Venture                                                (2,032)                 308
        Other liabilities                                                       35,768              (60,612)
                                                                       ----------------     ----------------
        Net cash provided by (used in) operating activities                    545,106           (3,106,188)
                                                                       ----------------     ----------------

Cash flows from investing activities:
  Proceeds from sale of retail activity                                        827,240                    -
  Cost of total assets on sale of retail activity                             (414,231)                   -
  Collections from loans to officers                                            19,394               88,223
  Costs of additional property, equipment and software
        development                                                            (38,028)            (557,421)
                                                                       ----------------     ----------------

        Net cash provided by (used in) investing activities                    394,375             (469,198)
                                                                       ----------------     ----------------

                                                                     (continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows, Continued
                For the Nine Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                             2002                 2001
                                                                       ----------------     ----------------
Cash flows from financing activities:
   Exercise of employee stock options                                            1,782                    -
   Sale of common stock with sale of retail activity                            80,000                    -
                                                                       ----------------     ----------------

          Net cash provided by financing activities                             81,782                    -
                                                                       ----------------     ----------------

          Net increase (decrease) in cash and cash equivalents               1,021,263           (3,575,386)

Cash and cash equivalents at beginning of period                             1,011,301            5,271,859
                                                                       ----------------     ----------------

Cash and cash equivalents at end of period                             $     2,032,564            1,696,473
                                                                       ================     ================

Supplemental disclosure of cash flow information:

   Cash paid for interest                                              $         1,745                2,265
                                                                       ================     ================

Supplemental disclosure of noncash financing activities:

   During the nine months ended June 30, 2001 the Company paid for the following transactions by issuance of common stock:

                                                                       ================     ================
          Software development services, 12,283 common shares          $             -               70,020
                                                                       ================     ================
          Employee bonus compensation, 15,000 common shares            $             -               35,000
                                                                       ================     ================
          Purchase promissory note due by an officer, 57,625
            common shares                                              $             -              163,657
                                                                       ================     ================

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                             June 30, 2002 and 2001
                                   (Unaudited)

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

     Commission revenues from retail private client securities brokerage activity amounted to $406,175 and $2,492,643 for the nine months ended June 30, 2002 and 2001, respectively and $1,675 and $724,448 for the three months ended June 30, 2002 and 2001, respectively. Though certain costs associated with this activity are distinct and clearly identifiable; many are not and management has not historically operated, monitored or specifically allocated expenses to this activity in such a manner as to determine profitability by activity. In the same sale transaction, International Assets Holding Corporation agreed to sell its money management activity, which had revenues from management and investment advisory fees of $6,292 and $81,516 for the nine months ended June 30, 2002 and 2001, respectively and $5,613 for the three months ended June 30, 2001. The money management activity was primarily related and tied into the retail private client activity including the same sales staffing, operations and research support. It was separated for purposes of securities licensing and regulation.

(3)  Related Party Transactions

     On February 1, 2002 the Company executed a contract for investor relations services from an outside firm that is owned and managed by a cousin of the CEO of the Company. The contract is for a term of six months at a cost of $5,000 per month plus reimbursement for reasonable expenses related to the performance of the service contract.

     On August 28, 2000 the Company made a loan to a Vice President of the Company including the execution and receipt of a $66,000 promissory note due August 27, 2001. The Board of Directors of the Company has granted an extension of the due date of the promissory note to August 31, 2002. The promissory note includes interest of 6.27 percent per annum. As of June 30, 2002 the remaining principal balance of the promissory note including accrued interest is $70,178.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

     On January 4, 2000 the Company, after approval by the Board of Directors, made a loan to the CEO of the Company including the execution and receipt of a $250,000 promissory note due January 3, 2001. The Board of Directors of the Company granted an extension of the due date of the promissory note to December 31, 2001. At the Board of Directors meeting held on February 15, 2002 the CEO requested an extension to repay the balance by mid calendar year 2002, which request was consented to by the Board of Directors. The promissory note includes interest of 6 percent per annum. As of June 30, 2002 the remaining principal balance of the promissory note including accrued interest is $42,509. Subsequently, on August 7, 2002 the CEO repaid the entire loan balance including principal and accrued interest of $42,724.

(4)  Reclassifications

     Certain prior period amounts have been reclassified to conform to current period presentation. These changes had no impact on previously reported results of operations or stockholders' equity.

(5)  Basic and Diluted Loss Per Share

     Basic loss per share for the nine months and three months ended June 30, 2002 and 2001 have been computed by dividing net loss by the weighted average number of common shares outstanding.

     Diluted loss per share for the nine months and three months ended June 30, 2002 and 2001 are the same as basic loss per share because of the anti-dilutive impact of the potential common shares, due to the net loss for each of the periods. No options to purchase shares of common stock were considered in the calculation of diluted loss per share for the nine months and three months ended June 30, 2002 and 2001 because of the anti-dilutive impact of the potential common shares, due to the net loss for the periods.

For the Nine Months Ended June 30,                                2002           2001
                                                             -------------  -------------
Diluted Loss Per Share
Numerator:
     Net loss                                                $   (595,384)  $ (2,222,728)
Denominator:
     Weighted average number of common shares and dilutive
       potential common shares outstanding                      2,353,467      2,225,479
                                                             -------------  -------------
Diluted loss per share                                       $      (0.25)  $      (1.00)



For the Three Months Ended June 30,                               2002           2001
                                                             -------------  -------------
Diluted Loss Per Share
Numerator:
     Net loss                                                $   (274,592)  $   (740,363)
Denominator:
     Weighted average number of common shares and dilutive
       potential common shares outstanding                      2,375,575      2,239,725
                                                             -------------  -------------
Diluted loss per share                                       $      (0.12)  $      (0.33)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

(6) Securities Owned and Securities Sold, But Not Yet Purchased, at market value

     Securities owned and Securities sold, but not yet purchased at June 30, 2002 and September 30, 2001 consist of trading and investment securities at quoted market values as follows:

                                                                   Sold, but not
                                                          Owned    yet purchased
                                                      ------------ -------------
     June 30, 2002:
       Common stock and American Depository Receipts     1,031,688       924,123
       Foreign ordinary stock paired with its
          respective American Depository Receipt         9,231,472     9,437,335
       Corporate and municipal bonds                        54,387             -
       Foreign government obligations                        2,246             -
       Unit investment trusts, mutual funds and other
          investments                                       93,634         6,387

                                                      ------------ -------------
       Total                                          $ 10,413,427    10,367,845
                                                      ============ =============

     September 30, 2001:
       Common stock and American Depository Receipts     1,203,294       694,047
       Foreign ordinary stock paired with its
             respective American Depository Receipt      4,618,006     4,619,594
       Corporate and municipal bonds                        68,949             -
       Foreign government obligations                        3,954             -
       Unit investment trusts, mutual funds and other
             investments                                   117,736             -

                                                      ------------ -------------
       Total                                          $  6,011,939     5,313,641
                                                      ============ =============

(7)  Receivable From and Payable to Clearing Organization

     Amounts receivable from and payable to clearing organization at June 30, 2002 and September 30, 2001 consist of the following:

                                                    Receivable        Payable
                                                   ------------   --------------
     June 30, 2002:
        Open transactions, net                     $  1,004,268                -
        Clearing fees and related charges payable             -           65,758

                                                   ------------   --------------
                                                   $  1,004,268           65,758
                                                   ============   ==============
     September 30, 2001:
        Open transactions, net                     $    926,703                -
        Clearing fees and related charges payable             -           23,722
        Commission income receivable                     31,783                -

                                                   ------------   --------------
                                                   $    958,486           23,722
                                                   ============   ==============

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

    The Company is obligated under various noncancelable operating leases for the rental of its office facilities and certain office equipment. Rent expense associated with operating leases amounted to $52,911 and $271,561 for the nine months ended June 30, 2002, and 2001, respectively. The future minimum lease payments under noncancelable operating leases are as follows:

               Fiscal Year (12 month period) Ending September 30,
               --------------------------------------------------
                      2002                               84,750
                      2003                              153,900
                      2004                              132,700
                      2005                              132,700
                      2006                              132,200
                      Thereafter                        318,600

                                                       --------
              Total future minimum lease payments      $954,850
                                                       ========

(9) Stock Option Plan

    During the nine months ended June 30, 2002, 176,000 options were granted to employees and directors. There were 1,199 incentive stock options exercised at a strike price of $1.486 per share during the nine months ended June 30, 2002. In addition, 272,417 incentive stock options were forfeited due to the termination of former employees of the Company or its subsidiaries. The total options forfeited included approximately 186,000 options related to former employees that were part of the sale of the retail brokerage operation and the remainder was due to other terminated former employees. As of June 30, 2002 the Company had 566,493 options outstanding.

    Incentive Stock Options (Granted during the nine months ended June 30, 2002)
    -----------------------

         Options                     Exercise     Expiration
         Granted     Grant Date       Price          Date       Exercisable
         -------     ----------       -----          ----       -----------
         50,000      10/05/01         $0.90        10/05/11         (a)
         25,000      10/05/01         $0.99        10/05/11         (a)
         20,000      12/22/01         $0.60        12/22/11         (a)
         22,000      01/03/02         $0.65        01/03/12         (b)
         14,000      04/11/02         $1.40        04/11/12         (b)
         ------

        131,000
        =======

           INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

     Nonqualified Stock Options (Granted during the nine months ended June 30,
     --------------------------
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

(10) Commitments and Contingent Liabilities

     The Company is party to certain litigation as of June 30, 2002, which relates primarily to matters arising in the ordinary course of business. While the Company cannot absolutely predict the outcome of these actions at this time, it is the opinion of management, given the probability of success by the Company, that the resolution of these matters will not have a material adverse effect on the consolidated financial condition of the Company.

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

     In December 2001 the Company reported a gain on the sale of retail activity of $413,009 included in the nine months ended June 30, 2002. The gain is based on sale proceeds of $827,240 less the book cost basis of $414,231, for the transaction costs and for the book value of the assets that were included in the sale of this business activity.

     As of June 30, 2002 the Company had 18 full time employees.

     Nine Months Ended June 30, 2002 as Compared to the Nine Months Ended June 30, 2001

     The Company's revenues were derived primarily from trading revenue (net dealer inventory and investment gains) as well as commissions earned on the sale of securities. For the nine months ended June 30, 2002, 83% of the Company's revenues were derived from trading revenue and 11% of revenues were derived from commissions. For the nine months ended June 30, 2001, 24% of the Company's revenues were derived from trading revenue and 69% of revenues were derived from commissions. Total revenues decreased 2% to $3,542,633 for the nine months ended June 30, 2002 from $3,627,700 for the same period in 2001.

     Trading revenue (net dealer inventory and investment gains) increased by approximately 233% to $2,956,210 for the nine months ended June 30, 2002 from $888,224 in 2001. This increase in trading revenue was due in large measure to our trading department's ongoing efforts to provide reliable market making for our trading clients with high quality customer service and trade execution in the international securities trading market. The Company has been successful in developing new clients as well as in retention of existing trading clients.

     The increase in trading revenues for the nine months ended June 30, 2002 comes after the Company had to rehire and rebuild the entire trading department since the disruption of the Company's trading operations caused by the abrupt departure of the Company's head of capital markets and his related recruitment of the entire trading department to his own firm in December 2000. This matter was previously discussed in the Company's 10-QSB for the period ended December 31, 2000 as well as its Form 8-K filed as of December 29, 2000.

     Commission revenue decreased by approximately 84% to $406,175 for the nine months ended June 30, 2002 from $2,492,643 in 2001. Commission revenues for the nine months ended June 30, 2002 include retail brokerage commissions earned for the period October 1, 2001 through December 13, 2001. On December 13, 2001 the Company sold its membership interests in International Assets Advisory, LLC. These retail brokerage commission revenues are no longer a source of revenue for the Company after December 13, 2001 due to the sale of this retail brokerage activity. During January 2002, the Company sold substantially all of its' retail online accounts to Ameritrade Holding Corporation and ceased offering its online retail brokerage operation. The elimination of these retail activities has allowed the Company to focus all of its resources on its core market making trading operation.

     Revenues from management and investment advisory fees decreased by approximately 92% to $6,292 for the nine months ended June 30, 2002 from $81,516 in 2001. These revenues from management and investment advisory fees are no longer a source of revenue for the Company after December 13, 2001 due to the sale of this business.

     Interest and dividend revenue decreased by 16% to $154,127 for the nine months ended June 30, 2002 from $183,521 in 2001. This decrease is due to lower balances of interest producing assets, including money market balances and fixed income securities and decreased interest returns on these short-term liquid assets during the nine months ended June 30, 2002 compared to the same period in 2001. Interest income decreased $108,521 for the nine months ended June 30, 2002 compared to the same period in 2001. Partly offsetting this decrease is a $79,127 increase in dividend income. The increase in dividend income is derived from the Company's American Depositary Receipt (ADR) conversion strategy where the Company holds paired and offsetting long and short foreign ordinary and ADR positions. When these paired positions are held over a dividend record date the Company has offsetting dividend income and dividend expense. Dividend income of $140,904 for the nine months ended June 30, 2002 is offset by the $148,945 of dividend expense for the same period.

     Loss from joint venture was $20,353 for the nine months ended June 30, 2001. The loss from joint venture ended in March 2001 when the Company wrote off its investment in joint venture in accordance with the equity method of accounting. The loss from the Company's joint venture represented the Company's 50% share of the operating loss from the activity of International Assets New York, LLC, a

     50/50 joint venture with Lakeside Investments, LLC of New York. On December 13, 2001 the Company's interest in International Assets New York, LLC was sold.

     Other revenues were $19,829 for the nine months ended June 30, 2002 up from $2,149 for the same period in 2001. Other revenues in 2002 includes $14,800 collected for the sale proceeds from the retail online accounts sold to Ameritrade.

     The major expenses incurred by the Company relate to direct costs of its securities operations such as compensation and benefits, clearing and related expense, occupancy and equipment rental expense and professional fees. Total expenses decreased by approximately 36% to $4,551,026 for the nine months ended June 30, 2002, from $7,120,266 for the same period in 2001. This decrease in total expenses is mainly due to reductions in compensation and benefits, promotions, communications, technology and other operating expenses. The decrease in total expenses reflects the cost decreases related to the sale of the retail brokerage activity and the additional cost reductions the Company began to implement in August 2001.

     Compensation and benefits expense decreased by $2,134,734 or 58% to $1,554,104 for the nine months ended June 30, 2002 from $3,688,838 in 2001 due to lower commission expense caused by lower commission revenues and a decrease in base salaries due to an overall reduction in the number of employees. Included in the total $1,554,104 compensation and benefits expense for 2002 is $165,854 related to commission expense that will no longer be an ongoing expense for the Company after December 13, 2001, due to the sale of the related retail private client activity.

     Clearing and related expenses increased 38% to $1,323,578 for the nine months ended June 30, 2002, up from $956,685 in 2001. This increase is related to the volume increase in the number of trades processed and increased costs for American Depository Receipt (ADR) conversions due to the necessity of these conversions as a trading strategy to facilitate liquidity within the Company's overall investment portfolio. Also, included in the total $1,323,578 clearing and related expenses for 2002 is $35,416 related to retail private client activities that will no longer be an ongoing expense for the Company after December 13, 2001, due to the sale of the related activity.

     Total promotion expense decreased by approximately 73% to $170,465 for the nine months ended June 30, 2002 compared to $619,903 for 2001. This decrease is primarily due to decreases in retail promotional activity, public relations, and travel and entertainment due to cost saving initiatives undertaken. Future promotion expense will be determined by incremental promotions that are undertaken to support the Company's current and ongoing operations.

     Occupancy and equipment rental expense decreased by 19% to $308,341 for the nine months ended June 30, 2002 from $382,490 in 2001. Decreases in rental expense were related to the Company's decreased leased office space. As of February 1, 2002 the Company relocated to a new, smaller and less costly leased office space. Offsetting a portion of this savings are several new equipment leases for phone system and network equipment. The net savings from this office relocation are currently anticipated to be over $150,000 on an annualized basis.

     Communications expense decreased by $133,773, or 63% to $77,418 for the nine months ended June 30, 2002 from $211,191 for the nine months ended June 30, 2001. This decrease is due to reduced telephone, postage and printing expense related to the sale of the retail brokerage activity.

     Interest and dividend expense increased by $94,658, or 169% to $150,690 for the nine months ended June 30, 2002 from $56,032 for the nine months ended June 30, 2001. This increase is due to increased dividend expense related to the Company's American Depositary Receipt (ADR) conversion strategy where the Company holds paired and offsetting long or short foreign ordinary and ADR positions. When these paired positions are held over a dividend record date the Company has offsetting dividend expense and dividend income. Dividend expense of $148,945 for the nine months ended June 30, 2002 is largely offset by the $140,904 of dividend income for the same period.

     Professional fees increased by approximately 99% to $368,110 for the nine months ended June 30, 2002 as compared to $184,606 in 2001. This increase is primarily due to legal fees related to the arbitration and injunction matters further discussed in Part II, Item 1 of this Form 10-QSB.

     Insurance expense decreased by approximately 32% to $99,940 for the nine months ended June 30, 2002 as compared to $147,602 in 2001. This decrease is primarily due to decreases in health, life, disability and workers compensation insurances due to reductions in total employment headcount and the related and reduced payroll expense.

     Depreciation and amortization expense decreased approximately 26% to $284,357 for the nine months ended June 30, 2002 as compared to $383,513 in 2001. The decrease in 2002 is due to lower depreciation expense associated with the disposition of fixed assets related to the sale of the retail private client activity in December 2001.

     Technology expense was down approximately 75% to $40,890 for the nine months ended June 30, 2002 from $164,865 in 2001. The decrease is due to the completion of technology enhancements to increase the quote system and trading platform's capacity as well as reduced technology expenditures for web site content due to the elimination of the retail online brokerage activity in January 2002.

     Other operating expenses decreased approximately 47% to $173,133 for the nine months ended June 30, 2002 as compared to $324,542 in 2001. This decrease is due to cutbacks and reductions in director's fees and expense, office supplies and expense, training expense and annual report expense.

     The Company has reported a loss before gain on sale of retail activity and income taxes of $1,008,393 for the nine months ended June 30, 2002 compared to a loss of $3,492,566 for 2001. The gain on the sale of retail activity is $413,009 for the nine months ended June 30, 2002. The gain is based on sales proceeds of $827,240 less the book cost basis of $414,231, for the transaction costs and the book value of the assets that were included in the sale of this business activity.

     The Company has reported a net loss of $595,384 for the nine months ended June 30, 2002 compared to a net loss of $2,222,728 for the nine months ended June 30, 2001.

     The Company did not record an income tax benefit for the nine months ended June 30, 2002 due to a valuation allowance applied to the deferred tax asset related to the net operating loss generated during the nine months. The Company's effective income tax benefit rate was approximately 36% for the nine months ended June 30, 2001.

     Three Months Ended June 30, 2002, as Compared to the Three Months Ended June 30, 2001

     For the three months ended June 30, 2002, 91% of the Company's revenues were derived from trading revenue. For the three months ended June 30, 2001, 59% of the Company's revenues were derived from commissions and 34% were derived from trading revenue. Total revenues increased 2% to $1,244,987 for the three months ended June 30, 2002 from $1,223,491 for the same period in 2001.

     Trading revenue (net dealer inventory and investment gains) increased to $1,132,822 for the three months ended June 30, 2002 from $421,320 in 2001. This increase in trading revenue was due to the trading department's ongoing efforts to provide reliable market making for our trading clients with high quality customer service and trade execution in the international securities trading market. The increase in trading revenues for the three months ended June 30, 2002 comes after the Company had to rehire and rebuild the entire trading department since the disruption of the Company's trading operations caused by the abrupt departure of the Company's head of capital markets and his related recruitment of the entire trading department to his own firm in December 2000.

     Commission revenues decreased to $1,675 for the three months ended June 30, 2002 from $724,448 in 2001. On December 13, 2001 the Company sold its membership interests in International Assets Advisory, LLC. The retail brokerage commission revenues previously generated by International Assets Advisory, LLC are no longer a source of revenue for the Company after December 13, 2001, due to the sale of this retail brokerage activity. Commission revenues of $1,675 for the three months ended June 30, 2002 include rebate commissions earned during the three months ended June 30, 2002. During December 2001 and January 2002 the Company sold substantially all of it retail brokerage and retail online accounts. The elimination of these retail activities has allowed the Company to focus all of its resources on its core market making trading operation.

     Revenues from management and investment advisory fees decreased to $0 for the three months ended June 30, 2002 compared to $5,613 for the same quarter in 2001. These revenues from management and investment advisory fees are no longer a source of revenue for the Company after December 13, 2001 due to the sale of this business.

     Interest and dividend revenue increased by 60% to $109,935 for the three months ended June 30, 2002 from $68,675 in 2001. Dividend income increased $62,058 for the three months ended June 30, 2002 compared to the same period in 2001. The increase in dividend income is derived from the Company's American Depositary Receipt (ADR) conversion strategy where the Company holds paired and offsetting long and short foreign ordinary and ADR positions. When these paired positions are held over a dividend record date the Company has offsetting dividend income and dividend expense. Dividend income of $106,820 for the three months ended June 30, 2002 is offset by the $122,851 of dividend expense for the same period. Partly offsetting this increase in dividend income is a $20,798 decrease in interest income for the three months ended June 30, 2002 compared to the same period in 2001. This decrease is primarily due to lower balances of interest producing assets, including money market balances and fixed income securities as well as decreased interest returns on these short-term liquid assets during the three months ended June 30, 2002 compared to the same period in 2001.

     Other revenues were $555 for the three months ended June 30, 2002 down from $3,435 for the same period in 2001.

     The major expenses incurred by the Company relate to direct and indirect costs of its securities operations such as compensation and benefits, clearing and related expense, professional fees and interest and dividend expense. Total expenses decreased by approximately 37% to $1,519,579 for the three months ended June 30, 2002, from $2,396,521 for the same period in 2001. This decrease in total expenses is mainly related to reductions in compensation and benefits, promotions, depreciation and amortization, communications and occupancy and equipment rental. The decrease in total expenses reflects the cost decreases related to the sale of the retail brokerage activity and the additional cost reductions the Company began to implement in August 2001.

     Compensation and benefits expense decreased by $803,629 or 65% to $425,576 for the three months ended June 30, 2002 from $1,229,205 in 2001. The decrease is primarily due to $0 commission expense for the three months ended June 30, 2002 compared to $391,361 for the same quarter in 2001. This commission expense and the related commission revenues will no longer be an ongoing expense and revenue for the Company after December 13, 2001, due to the sale of the retail private client activity. The decrease in compensation and benefits expense is also due to a decrease in base salaries due to an overall reduction in the number of employees.

     Clearing and related expenses increased 8% to $442,557 in the three months ended June 30, 2002, up from $410,464 in 2001. This increase is primarily related to increased costs for American Depository Receipt (ADR) conversions due to the necessity of these conversions as a trading strategy to facilitate liquidity within the Company's overall investment portfolio. The increase in clearing expense is also related to trading volume increases in the number of trades processed.

     Total promotion expense decreased by approximately 46% to $76,723 for the three months ended June 30, 2002 compared to $141,080 for 2001. This decrease is primarily due to decreases in retail promotional activity and travel and entertainment decreases due to cost saving initiatives undertaken. Future promotion expense will be determined by incremental promotions that are undertaken to support the Company's current and ongoing operations.

     Occupancy and equipment rental expense decreased by 40% to $74,684 for the three months ended June 30, 2002 from $123,564 in 2001. Decreases in rental expense were related to the Company's decreased leased office space. As of February 1, 2002 the Company relocated to a new, smaller and less costly leased office space. Offsetting a portion of this savings are several new equipment leases for phone system and network equipment. The net savings from this office relocation are currently anticipated to be over $150,000 on an annualized basis.

     Communications expense decreased by $53,270, or 75% to $17,521 for the three months ended June 30, 2002 from $70,791 for the three months ended June 30, 2001. This decrease is due to reduced telephone, postage and printing expense related to the corresponding decreases in operating revenue.

     Interest and dividend expense increased by $83,082, or 207% to $123,229 for the three months ended June 30, 2002 from $40,147 for the three months ended June 30, 2001. This increase is due to increased dividend expense related to the Company's American Depositary Receipt (ADR) conversion strategy where the Company holds paired and offsetting long or short foreign ordinary and ADR positions. When these paired positions are held over a dividend record date the Company has offsetting dividend expense and dividend income. Dividend expense of $122,851 for the three months ended June 30, 2002 is largely offset by the $106,819 of dividend income for the same period.

     Professional fees increased by approximately 263% to $199,352 for the three months ended June 30, 2002 as compared to $54,939 in 2001. This increase is primarily due to legal fees related to the arbitration and injunction matters further discussed in Part II, Item 1 of this Form 10-QSB.

     Insurance expense decreased by approximately 36% to $30,137 for the three months ended June 30, 2002 as compared to $47,236 in 2001. This decrease is primarily due to decreases in health, life, disability and workers compensation insurances due to reductions in total employment headcount and the related and reduced payroll expense.

     Depreciation and amortization expense decreased approximately 42% to $86,884 for the three months ended June 30, 2002 as compared to $148,878 in 2001. The decrease in 2002 is due to lower depreciation expense associated with the disposition of fixed assets related to the sale of the retail private client activity in December 2001.

     Technology expense was down approximately 95% to $2,351 for the three months ended June 30, 2002 from $45,935 in 2001. The decrease is due to the completion of technology enhancements to increase the quote system and trading platform's capacity as well as reduced technology expenditures for web site content due to the elimination of the retail online brokerage activity in January 2002.

     Other operating expenses decreased approximately 52% to $40,565 for the three months ended June 30, 2002 as compared to $84,282 in 2001. This decrease is due to cutbacks and reductions in director's fees and expense, office supplies and expense and training expense.

     The Company has reported a net loss of $274,592 for the three months ended June 30, 2002 compared to a net loss of $740,363 for the three months ended June 30, 2001.

     The Company did not record an income tax benefit for the three months ended June 30, 2002 due to a valuation allowance applied to the deferred tax asset related to the net operating loss generated during the three months. The Company's effective income tax benefit rate was approximately 37% for the three months ended June 30, 2001.

     Liquidity and Capital Resources

     Substantial portions of the Company's assets are liquid with the majority of the assets consisting of securities inventories which fluctuate depending on the levels of customer business. At June 30, 2002, approximately 91% of the Company's assets consisted of cash, cash equivalents, receivable from clearing organization and marketable securities. All assets are financed by the Company's equity capital, short-term borrowings from securities sold, not yet purchased and other payables.

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

     INTLTRADER.COM, INC., a wholly owned registered securities broker-dealer subsidiary, is subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At June 30, 2002, INTLTRADER.COM INC. had adjusted net capital of $1,730,059, which was $1,375,559 in excess of its minimum net capital requirement at that date.

     The Company's total assets and liabilities and the individual components thereof may vary significantly from period to period because of changes relating to customer needs and economic and market conditions. The Company's total assets at June 30, 2002 and September 30, 2001, were $14,680,565 and $10,733,698, respectively. The Company's operating activities generate or utilize cash resulting from net income or loss earned during the period and fluctuations in its assets and liabilities. The most significant fluctuations have resulted from changes in the level of customer activity and securities inventory changes resulting from proprietary arbitrage trading strategies dictated by prevailing market conditions.

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

     Cash Flows

     For the nine months ended June 30, 2002, cash and cash equivalents increased by $1,021,263 since the end of the last fiscal year ending September 30, 2001. Funds provided by operating activities were $545,106 for the period ending June 30, 2002. During the nine months ended June 30, 2002, the Company had cash provided by investing activities of $394,375. Net cash provided by financing activities were $81,782, which was comprised of $80,000 provided by the sale of common stock with the sale of the retail brokerage activity and $1,782 from the exercise of one employee stock option.

                           PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     The Company is party to certain litigation as of June 30, 2002, which relates primarily to matters arising in the ordinary course of business. While the Company cannot absolutely predict the outcome of these actions at this time, it is the opinion of management, given the probability of success by the Company, that the resolution of these matters will not have a material adverse effect on the consolidated financial condition of the Company.

     On January 4, 2001 the Company filed an arbitration matter with the NASD regarding several breaches (including but not limited to raiding, unfair competition and misappropriation of trade secrets) related to the sudden departure, on December 19, 2000, of the head of the foreign trading desk and his related recruitment of the entire Company's trading staff. This arbitration claim was filed against the broker/dealer who became the employer of the recruited employees, two principals of the broker/dealer, two affiliated securities firms of the broker/dealer and four principals of the parent firm. On March 14, 2001 the broker/dealer who became the employer and two of its principals responded and filed a counterclaim against the Company. On March 19, 2001 the two affiliated securities firms of the broker/dealer also filed a counterclaim as well as a claim for attorney's fees. The Company disputes the counterclaims and intends to vigorously defend them. The NASD arbitration for this matter, which was originally scheduled for the week beginning April 29, 2002, has been continued (delayed) until November 2002. The parties involved in the arbitration have agreed to participate in a mediation scheduled for September 2002.

     On April 1, 2002, the Company filed suit and a motion for temporary injunction, which was granted, in Circuit Court in Orange County, Florida. The suit and motion were filed against a New York Stock Exchange listed company for breach of a confidentiality agreement and misappropriation of trade secrets. The Company was required to post a $50,000 cash bond with the court as a condition of the temporary injunction. On April 9, 2002, the Court denied a motion to dissolve the temporary injunction. On April 12, 2002 the defendant filed an appeal of the denial of the motion. That appeal has not yet been resolved. On April 29, 2002 the defendant filed three motions with the Circuit Court in Orange County, Florida to; 1) dissolve the temporary injunction, 2) to compel an NASD arbitration and 3) to dismiss the claims. Also on April 29, 2002 the defendant filed an NASD arbitration claim seeking damages in excess of $450,000. On May 30, 2002 the Circuit Court of Orange County, Florida; 1) denied a motion to dissolve the temporary injunction, 2) reserve ruling on the motion to compel arbitration and 3) granted a motion to dismiss the original claim; however, the Company was given 10 days to amend the complaint. This amended complaint was filed on August 1, 2002.

     The Company plans to defend its position against the appeal of the injunction and defend its position that the circuit court rather than the NASD has jurisdiction to decide this matter.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a).  Exhibits

               (10.18) The Company's Employment Agreement, entered into as of
                       January 1, 2002, between the Company and Edward R. Cofrancesco, dated June 4, 2002.

               (99.1) The Company's Certification of President/CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (99.2) The Company's Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          b).  Form 8-K

                       No reports were filed on Form 8-K during the three months ended June 30, 2002.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           INTERNATIONAL ASSETS HOLDING CORPORATION

Date 08/12/2002            /s/ Diego J. Veitia
     ----------            -------------------
                           Diego J. Veitia
                           President and Chief Executive Officer

Date 08/12/2002            /s/ Jonathan C. Hinz
     ----------            --------------------
                           Jonathan C. Hinz
                           Chief Financial Officer and Treasurer

                                 Exhibit Index

   Exhibit
   Number                             Description
   ------                             -----------

    10.18 The Company's Employment Agreement, entered into as of January 1, 2002, between the Company and Edward R. Cofrancesco, dated June 4, 2002.

    99.1 The Company's Certification of President/CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 The Company's Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.