Form 10KSB
period 2002-09-30
INTERNATIONAL ASSETS HOLDING CORP
filed 2002-12-30
CIK 913760

                                   Form 10-KSB

                     U.S. Securities and Exchange Commission
                              Washington D.C. 20549

    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2002

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-70334-A
                                               ----------

                    INTERNATIONAL ASSETS HOLDING CORPORATION
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                         59-2921318
    ----------------------------------------------------------------------------
    (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)

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

    State issuer's revenues for its most recent fiscal year:  $5,379,572

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the last sale price of such stock as of December 20, 2002: $3,038,629.



    The number of shares outstanding of Voting Common Stock was 2,375,575 as of December 20, 2002.

    The number of shares outstanding of Non-Voting Preferred Stock was 2,187,500 as of December 20, 2002.

    DOCUMENTS INCORPORATED BY REFERENCE:

    See listing of documents incorporated by reference in Item 13 of this report. Transitional small business disclosure format Yes [ ] No [X]

                    INTERNATIONAL ASSETS HOLDING CORPORATION

                                2002 FORM 10-KSB

                                TABLE OF CONTENTS

                                   PART I                                            Page
                                                                                     ----
    Item 1.       Description of Business ..........................................   3

    Item 2.       Description of Property ..........................................  12

    Item 3.       Legal Proceedings ................................................  12

    Item 4.       Submission of Matters to a Vote of Security Holders ..............  13

                                     PART II

    Item 5.       Market for Common Equity and Related Stockholder Matters .........  13

    Item 6.       Management's Discussion and Analysis or Plan of Operation ........  15

    Item 7.       Financial Statements .............................................  24

    Item 8.       Changes In and Disagreements With Accountants on Accounting
                           and Financial Disclosure ................................  25


                                    PART III

    Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                           Compliance with Section 16(a) of the Exchange Act .......  25

    Item 10.      Executive Compensation ...........................................  28

    Item 11.      Security Ownership of Certain Beneficial Owners and Management ...  28

    Item 12.      Certain Relationships and Related Transactions ...................  28

    Item 13.      Exhibits and Reports on Form 8-K .................................  28

    Item 14.      Controls and Procedures ..........................................  33

                  Signatures .......................................................  34

                                        2

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

    ITEM 1. DESCRIPTION OF BUSINESS.

    General

    International Assets Holding Corporation is a Delaware corporation formed in October 1987 for the purpose of serving as a holding company for its operating subsidiaries. As of September 30, 2002, the Company has three wholly owned subsidiaries, INTL Trading, Inc. ("INTL TRADING") (formerly known as INTLTRADER.COM, INC., name change December 9, 2002), International Asset Management Corp. ("IAMC"), and OffshoreTrader.com Ltd ("OTCL").

    All of the Company's subsidiaries are Florida corporations except OTCL, which is a Bermuda exempted company. As used in this Form 10-KSB, the term "Company" refers, unless the context requires otherwise, to International Assets Holding Corporation and its subsidiaries as of September 30, 2002, INTL TRADING, IAMC and OTCL.

    Current Operations and Recent Changes

    International Assets Holding Corporation currently operates as a wholesale international securities firm. As of September 30, 2002, the Company's primary activity was to make wholesale markets in selected international equities. This activity was carried out through the Company's wholly-owned subsidiary INTL Trading, Inc. Through a transaction further described in
    Item 7, Financial Statements, Pages F-24 and F-25, Subsequent Events, the Company recently received additional capital and appointed new senior executives. With these resources the Company intends to expand into trading of international fixed income securities and other related activities. As a part of an effort to focus exclusively on wholesale activities, the Company ceased its previous retail operations and sold certain related subsidiaries and assets.

    In December 2001 the Company sold 100% of its interests in two former subsidiaries, International Assets Advisory, LLC ("IAAL") and Global Assets Advisors, LLC ("GAAL"). In anticipation of this sale, on November 1, 2001, International Assets Advisory Corp. ("IAAC") was merged into International Assets Advisory, LLC and Global Assets Advisors, Inc. ("GAA") was merged into Global Assets Advisors, LLC. The sale of IAAL and GAAL were part of the Company's focus on wholesale market-making and trading activities. The Company also had a 50% interest in International Assets New York, LLC, ("IANY") a Delaware limited liability company. IANY was a 50/50 joint venture with Lakeside Investments, LLC. The Company's interest in IANY was sold in December 2001.

    Current Subsidiaries

    INTL Trading, Inc.
    ------------------
    On December 9, 2002 INTLTRADER.COM, INC filed a name change with the state of Florida to change its name to INTL Trading, Inc. INTL TRADING is currently registered as a securities broker-dealer under the Securities Exchange Act of 1934 and the state securities statutes of 48 states and the District of Columbia. INTL TRADING is a wholesale market maker of international securities.

    INTL TRADING is a member of the NASD, which is a self-regulatory body exercising broad supervisory powers over securities broker-dealers operating in the United States. INTL TRADING is also a member of the Securities Investor Protection Corporation ("SIPC"), which is a public corporation established to afford a measure of protection to the account balances of customers of securities broker-dealers that become insolvent. INTL TRADING acts as an introducing broker-dealer, in that it does not clear its own securities transactions, but instead contracts to have such transactions cleared through a clearing broker on a fully disclosed basis. In a fully disclosed clearing transaction, the identity of the Company's client is known to the clearing broker. Generally, a clearing broker physically maintains the client's account and performs a variety of services as agent for the Company, including clearing all securities transactions (delivery of securities sold, receipt of securities purchased and transfer of related funds).

    INTL TRADING, was originally formed by the Company in May 1998 to provide on-line brokerage transactions of foreign and domestic securities using the Internet. INTL TRADING commenced its on-line brokerage activities in January 2000. On November 1, 2001 the Company transferred its market-making business from International Assets Advisory Corp (IAAC) to INTL TRADING and INTL TRADING began operating as a market maker of international equity securities on this date. This transaction moved the entire trading desk including all personnel, securities positions, contracts, and securities sold not yet purchased from IAAC to INTL TRADING. In December 2001 the Company ceased its online retail brokerage activities as part of the renewed firm wide focus on wholesale market-making.

    International Asset Management Corp.
    ------------------------------------
    International Asset Management Corp. functions as the manager of the physical assets of the Company. IAMC was formed by the Company in 1988 to purchase and manage all of the fixed assets of the Company. The assets held by IAMC are available for use by the subsidiaries of the Company.

    OffshoreTrader.com Ltd
    ----------------------
    OffshoreTrader.com Ltd was formed to explore global Internet securities trading for non-U.S. citizens. OffshoreTrader.com Ltd was incorporated on April 15, 1999 as a Bermuda exempted company and is 100% owned by the Company. Exempted Bermuda companies, although resident in Bermuda, may only carry on business that is external to Bermuda. However, exempted Bermuda companies may trade with other exempted Bermuda companies. OffshoreTrader.com Ltd has not commenced any operating activities or revenues.

    Subsidiaries and Joint Venture sold in December 2001

    International Assets Advisory Corporation and International Assets Advisory,
    ----------------------------------------------------------------------------
    LLC
    ---
    International Assets Advisory Corporation was formed in April 1981 by the Company's Chairman of the Board, Diego J. Veitia. In 1982, IAAC entered the securities brokerage business and became a member of the National Association of Securities Dealers ("NASD"). Prior to November 1, 2001 IAAC operated as a market maker of international equity securities and as a full-service private client securities brokerage firm specializing in global investing on behalf of its clients. IAAC acted as an introducing broker, in that it did not clear its own securities transactions, but instead contracts to have such transactions cleared through a clearing broker on a fully disclosed basis.

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

    Business Strategy

    The Company is one of the leading U.S. market makers in certain foreign securities and provides liquidity and trade execution to some of the biggest financial firms in the industry. The Company seeks to direct foreign equity order flow, primarily comprised of unlisted American Depository Receipts ("ADR's") and foreign ordinary equity shares, to the Company's trading desk. Wholesale relationships with top-tier securities firms currently provide the primary source of securities order flow. The Company's business strategy is to continue to pursue traditional institutional sales trading with new financial institutions as well as maintain wholesale relationships with existing customers. These important relationships are maintained through direct contact with customers as well as promotional activities.

    In December 2001 the Company sold its retail full service securities brokerage and money management activities. Also in December 2001, in a subsequent and unrelated transaction, the Company sold most of the retail online brokerage accounts of INTL TRADING. The Company's wholesale trading operations will continue under the Company's INTL

    TRADING subsidiary. This divestiture of the retail activities was a strategic event allowing the Company to focus its resources on the trading operations of the Company.

    The Company intends to use its global securities expertise to take advantage of future opportunities for growth in the global securities market. The Company intends to leverage its current expertise and customer base into international fixed income trading. The fixed income business will focus on high yielding, niche emerging fixed income markets. Management believes that there are favorable opportunities for growth in international institutional trading. The Company believes that its expertise in global securities trading presents an opportunity for the Company to expand its market niche further with institutional trading, small institutional sales strategic relationships.

    Market Making and Trading in International Securities

    The Company acts as a principal in executing trades in over-the-counter equity securities. To facilitate trading by its clients, the Company buys, sells and maintains inventories of approximately 400 predominantly international securities. The Company primarily executes principal transactions from wholesale order flow, which is generated from the execution of order flow directly from other securities broker-dealer's trading desks.

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

    For the fiscal years ended September 30, 2002 and 2001, approximately 8% and 65%, respectively, of the Company's total revenues were derived from commissions earned from transactions with its retail clients. The Company's retail private client base was composed primarily of high net worth individuals.

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

    Management and investment advisory services were offered through professional fee-based money management and investment services including UIT's, mutual funds and strategic accounts. Management and investment advisory fees were approximately .1% and 2% of the Company's total revenues for the years ended September 30, 2002 and 2001, respectively.

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

    During the past several years the securities industry has seen the emergence of the online securities business. The Company addressed this industry change by developing its own online securities brokerage firm with INTL TRADING. In December 2001 the Company sold its retail online clients but it continues to provide foreign securities trading execution for several of the largest online brokerage firms.

    Additionally, the Company is affected and will continue to be affected by the investing public's interest in international securities. In this regard, international securities are in competition with other investment vehicles offered by other securities broker-dealers and financial intermediaries such as commercial banks, savings banks, insurance companies and similar institutions. The Company believes that the principal competitive factors in the securities industry are the quality and ability of professional personnel and the relative prices of services and products offered. The Company believes that, to date, it has been able tocompete favorably with other broker-dealers and financial intermediaries primarily on the basis of the quality of its services and the depth of its expertise in the international securities market.

    Administration and Operations

    The Company's operations personnel are responsible for executing orders and transmitting information on all transactions to its clearing broker.

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

    The Company maintains internal records of all transactions, which are compared on a daily basis to clearing transaction-generated reports. The Company uses automated computer capabilities for these functions, which it will continue to expand.

    The Company believes that its internal controls and safeguards against securities theft are adequate. As required by the NASD and other authorities, the Company carries a fidelity bond covering any loss or theft of securities, as well as embezzlement and forgery. The amount of the required fidelity bond is based on 120% of the previous 12 months highest required net capital. INTL TRADING annually assesses the total required bond coverage and currently carries a $600,000 limit.

    The Company's administrative staff oversees internal financial controls, accounting functions, office services and compliance with regulatory requirements.

    Regulation

    The securities industry in the United States is subject to extensive regulation under Federal and state laws. The SEC is the Federal agency charged with administration of the Federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. The self-regulatory organizations adopt rules (which are subject to approval by the SEC) that govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. INTL TRADING is registered as a securities broker-dealer in 48 states and the District of Columbia. INTL TRADING intends to decrease its state registrations to 9 states (CA, CT, FL, IL, MA, MI, NJ, NY, TX) effective January 1, 2003.

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

    INTL TRADING is required by Federal law to belong to the SIPC. The SIPC fund provides protection for securities held in customer accounts of up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. In addition, securities in an account at the Company's clearing broker are afforded additional protection by Wexford Clearing services Corporation. This additional protection (known as "Net Equity" coverage) covers the total amount of fully paid for securities and cash balances without limit, thus providing total protection for each customer's equity position in the unlikely event of a SIPC liquidation.

    Net Capital Requirements

    INTL TRADING is subject to the SEC's uniform net capital rule (Rule 15c3-1 (the "Rule")), which is designed to measure the liquidity of a broker-dealer and the maintenance of minimum net capital deemed necessary to meet its commitments to its customers. The Rule provides that a broker-dealer doing business with the public must not permit its aggregate indebtedness to exceed 15 times its net capital (the "Basic Method") or, alternatively, that it not permit its net capital to be less than 2% of aggregate debit items computed in accordance with the Rule (the "Alternative Method"). The Rule requires

    INTL TRADING to maintain minimum net capital at an amount equal to the greater of $100,000, 6-2/3% of aggregate indebtedness or $2,500 for each security in which it makes a market (unless a security in which it makes a market has a market value of $5 or less, in which event the amount of net capital shall not be less than $1,000 for each such security) with a ceiling of $1,000,000. Any failure to maintain the required net capital may subject a broker-dealer to expulsion by the NASD, the SEC or other regulatory bodies, and may ultimately require its liquidation.

    INTL TRADING is in compliance with the Rule, as well as the applicable minimum net capital requirements of the NASD. INTL TRADING has elected to compute net capital under the Basic Method. In computing net capital under the Rule, various adjustments are made to net worth with a view to excluding assets not readily convertible into cash and to providing a conservative statement of other assets, such as a firm's position in securities. To that end, a deduction is made against the market value of securities to reflect the possibility of a market decline before their disposition. For every dollar that net capital is reduced, by means of such deductions or otherwise (for example, through operating losses or capital distributions), the maximum aggregate indebtedness a firm may carry is reduced. Thus, net capital rules, which are unique to the securities industry, impose financial restrictions upon the Company's business that are more severe than those imposed on other types of businesses. Compliance with the net capital rules may limit the operations of the Company because such rules require minimum capital for such purposes as underwriting securities distributions, and maintaining the inventory required for trading in securities.

    Pursuant to paragraph (k)(2)(ii) of SEC Rule 15c3-3, INTL TRADING is exempt from customer reserve requirements and providing information relating to possession or control of securities.

    Net capital changes from day to day. As of September 30, 2002 and 2001, INTL TRADING had excess net capital of $1,941,170 and $181,078, respectively, and a ratio of aggregate indebtedness to net capital of .20 to 1 and .18 to 1, respectively.

    Employees

    At September 30, 2002, the Company had 18 employees, all of which were full time employees. Of such employees, 5 have managerial responsibilities, 7 are traders and 6 have administrative and operational duties, including persons engaged in other service areas such as accounting, operations, compliance and technology. The Company considers its relationship with its employees to be good.

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

    ITEM 2. DESCRIPTION OF PROPERTY.

    The Company occupies leased office space of approximately 5,100 square feet at 220 E. Central Parkway, Altamonte Springs, Florida. The commencement date of the lease was February 1, 2002, with six months free rent, and a seven-year term to July 31, 2009. The Company believes that suitable additional space will be available as needed to accommodate any future expansion of its operations.

    ITEM 3. LEGAL PROCEEDINGS.

    The Company is party to certain litigation as of September 30, 2002, which relates primarily to matters arising in the ordinary course of business. Management of the Company anticipates that the final resolution of these items will not have a material adverse effect on the Company's consolidated financial statements.

    On January 4, 2001, the Company filed an arbitration matter with the NASD regarding several breaches (including but not limited to raiding, unfair competition and misappropriation of trade secrets) related to the sudden departure, on December 19, 2000, of the head of the foreign trading desk and his related recruitment of the entire Company's trading staff. This arbitration claim was filed against the broker-dealer who became the employer of the recruited employees, two principals of the broker-dealer, two affiliated securities firms of the broker-dealer and two principals of those affiliated firms. On March 14, 2001, the broker-dealer who became the employer and two of its principals responded and filed a counterclaim against the Company. On March 19, 2001, the two affiliated securities firms of the broker-dealer also filed a counterclaim as well as a claim for attorney's fees. The Company disputes the counterclaims and intends to vigorously defend them. The NASD arbitration for this matter commenced during the week of November 4, 2002 through November 8, 2002. The matter has been continued (delayed) until March 2003.

    Effective September 30, 2002, the Company agreed to settle this matter with the two affiliated securities firms and the two principals of those firms. The Company received $200,000 on October 11, 2002, pursuant to an executed written agreement detailing the terms of the settlement. The Company will continue to pursue its claims against the broker-dealer and the two principals of the broker-dealer.

    On April 1, 2002, the Company filed suit for damages, and for temporary and permanent injunctive relief in Circuit Court in Orange County, Florida. The suit was filed against a New York Stock Exchange listed company for breach of a confidentiality agreement and misappropriation of trade secrets. The Company posted a $50,000 cash bond with the court when a temporary injunction was issued. On April 9, 2002, the Circuit Court denied a motion to dissolve the temporary injunction, and on April 12, 2002, the defendant filed an appeal. On April 29, 2002, the defendant filed three motions with the Circuit Court to: 1) dissolve the temporary injunction, 2) compel an NASD arbitration and 3) dismiss the claims. Also on April 29, 2002, the defendant filed an NASD arbitration claim seeking damages in excess of $450,000 as a result of the issuance of the temporary injunction. On May 30, 2002, the Circuit Court of Orange County, Florida; 1) denied a motion to dissolve the temporary injunction, 2) reserved ruling on the motion to compel arbitration and 3) granted a motion to dismiss the original complaint while allowing the Company to amend the complaint within ten days. On November 15, 2002, the Fifth District Court of Appeals of Florida ordered the dissolution of the temporary injunction on the ground that the plaintiff had not established before the Circuit Court that money damages would not provide an adequate remedy for the Company. The Company believes it has arguments that will substantially defeat any claims that may be presented by the defendant arising from the temporary relief granted by the Circuit Court. On December 12, 2002, the NASD deferred action on whether the defendant's claim is arbitrable until the Circuit Court addresses that issue.

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

                                                                                     High           Low
                                                                                     ----           ---
    The Company's Common Stock, as traded under the symbol IAAC

    Fiscal Year 2001

     First Quarter(Oct. 00 - Dec. 00) .............................................  6.13           1.50
     Second Quarter(Jan. 01 - Mar. 01) ............................................  4.81           2.06
     Third Quarter(Apr. 01 - Jun. 01) .............................................  3.00           2.24
     Fourth Quarter(Jul. 01 - Sep. 01) ............................................  2.97           0.90

    Fiscal Year 2002

     First Quarter(Oct. 01 - Dec. 01) .............................................  1.20           0.55
     Second Quarter(Jan. 02 - Mar. 02) ............................................  1.98           0.45
     Third Quarter(Apr. 02 - Jun. 02) .............................................  1.70           0.65
     Fourth Quarter(Jul. 02 - Sep. 02) ............................................  0.99           0.47

    Holders

    As of September 30, 2002 there were approximately 91 shareholders of record of the Company's Common Stock, according to the records maintained by the Company's transfer agent. As of September 30, 2002 the Company estimates that there were approximately 600 beneficial owners of the Company's Common Stock.

    Equity Compensation Plan Information

    The following table presents information regarding the Company's equity compensation plans at September 30, 2002:

    Plan Category               Number of securities          Weighted-average          Number of securities
                                to be issued upon             exercise price of         remaining available
                                exercise of                   outstanding options,      for future issuance
                                outstanding options,          warrants and rights       under equity
                                warrants and rights                                     compensation plans
                                                                                        (excluding securities
                                                                                        reflected in column
                                                                                        (a))
                                (a)                           (b)                       (c)
                                ---------------------         ------------------        ------------------
    Equity compensation
    plans approved by
    security holders                       527,224                       $2.40                   393,791

    Equity compensation
    plans not approved
    by security holders                        --                          --                        --

    Total                                  527,224                       $2.40                   393,791

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

    In accordance with the terms of the Plan, the Company's Board of Directors authorized a 10% share and price adjustment for outstanding stock options issued prior to March 5, 1999. This adjustment was related to the Company's 10% stock dividend declared on February 12, 1999 and paid on March 26, 1999. Previously issued option shares were proportionately increased by 10% and the corresponding option exercise price per share was also reduced by 10%. In conjunction with the stock dividend for record date March 5, 1999 the total options authorized under the Plan were proportionally increased from 700,000 options to 770,000 options as a result of this stock dividend.

    In addition, the Company's Board of Directors authorized a 9% share and price adjustment for outstanding stock options issued prior to March 10, 2000. This adjustment was related to the Company's 10% stock dividend declared on February 25, 2000 and paid on March 24, 2000. Previously issued option shares were proportionately increased by 9% and the corresponding option exercise price per share was also reduced by 9%. In conjunction with the stock dividend for record date March 10, 2000 the total options authorized under the Plan were proportionally increased from 770,000 options to 839,300 options as a result of this stock dividend. On February 15, 2001 the shareholders approved an amendment to the Plan to increase the number of shares available for issuance under the Plan from 839,300 to 1,339,300 shares

    The Plan permits the granting of awards to employees of the Company and its subsidiaries in the form of stock options of the Company's common stock. Stock options granted under the Plan may be "incentive stock options" meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified options which do not meet the requirements of Section 422.

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

    In December 2001 the Company reported a gain on the sale of retail activity of $413,009 included in the year ended September 30, 2002 results. The gain is based on sale proceeds of $827,240 less the book cost basis of $414,231, for the transaction costs and for the book value of the assets that were included in the sale of this business activity.

    As of September 30, 2002 the Company had 18 full time employees.

    2002 Compared to 2001

    The Company's revenues were derived primarily from trading revenue (net dealer inventory and investment gains) as well as commissions earned on the sale of securities. For the year ended September 30, 2002, 84% of the Company's revenues were derived from trading revenue and 8% of revenues were derived from commissions. For the year ended September 30, 2001, 28% of the Company's revenues were derived from trading revenue and 65% of revenues were derived from commissions. Total revenues increased 15% to $5,379,572 for the year ended September 30, 2002 from $4,671,388 for the same period in 2001.

    Trading revenue (net dealer inventory and investment gains) increased by approximately 242% to $4,511,052 for the year ended September 30, 2002 from $1,320,097 in 2001. This increase in trading revenue was due in large measure to our trading department's ongoing efforts to provide reliable market making for our trading clients with high quality customer service and trade execution in the international securities trading market. The Company has been successful in developing new clients as well as in retention of existing trading clients.

    Commission revenue decreased by approximately 87% to $408,307 for the year ended September 30, 2002 from $3,031,928 in 2001. Commission revenues for the year ended September 30, 2002 include retail brokerage commissions earned for the period October 1, 2001 through December 13, 2001. On December 13, 2001 the Company sold its membership interests in International Assets Advisory, LLC. These retail brokerage commission revenues are no longer a source of revenue for the Company after December 13, 2001 due to the sale of this retail brokerage activity. During January 2002, the Company sold substantially all of its retail online accounts to Ameritrade Holding Corporation and ceased offering its online retail brokerage operation. The elimination of these retail activities has allowed the Company to focus all of its resources on its core market making trading operation.

    Revenues from management and investment advisory fees decreased by approximately 93% to $6,292 for the year ended September 30, 2002 from $92,142 in 2001. These revenues from management and investment advisory fees are no longer a source of revenue for the Company after December 13, 2001 due to the sale of this business.

    Interest and dividend revenue decreased by 9% to $222,333 for the year ended September 30, 2002 from $245,423 in 2001. This decrease is due to lower balances of interest producing assets, including money market balances and fixed income securities and decreased interest returns on these short-term liquid assets during the year ended September 30, 2002 compared to the same period in 2001. Interest income decreased $116,940 for the year ended September 30, 2002 compared to the same period in 2001. Partly offsetting this decrease is a $93,850 increase in dividend income. The increase in dividend income is derived from the Company's American Depositary Receipt
    (ADR) conversion strategy where the Company holds paired and offsetting long and short foreign ordinary and ADR positions. When these paired positions are held over the ex-dividend date the Company recognizes and incurs dividend income and dividend expense. Dividend income of $206,308 for the year ended September 30, 2002 is offset by the $210,277 of dividend expense for the same period.

    Loss from joint venture was $20,353 for the year ended September 30, 2001. The loss from joint venture ended in March 2001 when the Company wrote off its investment in joint venture in accordance with the equity method of accounting. The loss from the Company's joint venture represented the Company's 50% share of the operating loss from the activity of International Assets New York, LLC, a 50/50 joint venture with Lakeside Investments, LLC of New York. On December 13, 2001 the Company's interest in International Assets New York, LLC was sold.

    Other revenues were $231,588 for the year ended September 30, 2002 up from $2,151 for the same period in 2001. Other revenues in 2002 includes $200,000 for a partial settlement on a legal matter and $14,800 collected for the sale proceeds from the retail online accounts sold to Ameritrade Holding Corporation.

    The major expenses incurred by the Company relate to direct costs of its securities operations such as compensation and benefits, clearing and related expense, occupancy and equipment rental expense and professional fees. Total expenses decreased by approximately 36% to $6,063,568 for the year ended September 30, 2002, from $9,439,059 for the same period in 2001. This decrease in total expenses is mainly due to reductions in compensation and benefits, promotions, communications, depreciation and amortization, technology, occupancy and equipment rental, insurance and other operating expenses. The decrease in total expenses reflects the cost decreases related to the sale of the retail brokerage activity and the additional cost reductions the Company began to implement in August 2001.

    Compensation and benefits expense decreased by $2,537,246 or 53% to $2,216,073 for the year ended September 30, 2002 from $4,753,319 in 2001 due to lower commission expense caused by lower commission revenues and a decrease in base salaries due to an overall reduction in the number of employees. Included in the total $2,216,073 compensation and benefits expense for 2002 is $165,854 related to commission expense that will no longer be an ongoing expense for the Company after December 13, 2001, due to the sale of the related retail private client activity.

    Clearing and related expenses increased 16% to $1,707,701 for the year ended September 30, 2002, up from $1,472,645 in 2001. This increase is related to the volume increase in the number of trades processed and increased costs for American Depository Receipt (ADR) conversions due to the necessity of these conversions as a trading strategy to facilitate liquidity within the Company's overall investment portfolio. Also, included in the total $1,707,701 clearing and related expenses for 2002 is $35,416 related to retail private client activities that will no longer be an ongoing expense for the Company after December 13, 2001, due to the sale of the related activity.

    Total promotion expense decreased by approximately 68% to $230,024 for the year ended September 30, 2002 compared to $714,675 for 2001. This decrease is primarily due to decreases in retail promotional activity, public relations, and travel and entertainment due to cost saving initiatives undertaken. Future promotion expense will be determined by incremental promotions that are undertaken to support the Company's current and ongoing operations.

    Occupancy and equipment rental expense decreased by 25% to $386,945 for the year ended September 30, 2002 from $517,824 in 2001. Decreases in rental expense were related to the Company's decreased leased office space. As of February 1, 2002 the Company relocated to a new, smaller and less costly leased office space. Offsetting a portion of this savings are several new equipment leases for phone system and network equipment.

    Communications expense decreased by $172,742, or 65% to $93,578 for the year ended September 30, 2002 from $266,320 for the year ended September 30, 2001. This decrease is due to reduced telephone, postage and printing expense related to the sale of the retail brokerage activity.

    Interest and dividend expense increased by $91,202, or 75% to $212,615 for the year ended September 30, 2002 from $121,413 for the year ended September 30, 2001. This increase is due to increased dividend expense related to the Company's American Depositary Receipt (ADR) conversion strategy where the Company holds paired and offsetting long or short foreign ordinary and ADR positions. When these paired positions are held over the ex-dividend date the Company recognizes and incurs dividend income and dividend expense. Dividend expense of $210,277 for the year ended September 30, 2002 is largely offset by the $206,308 of dividend income for the same period.

    Professional fees increased by approximately 50% to $454,097 for the year ended September 30, 2002 as compared to $303,190 in 2001. This increase is primarily due to legal fees related to the arbitration and injunction matters further discussed in Item 3 of this Form 10-KSB.

    Insurance expense decreased by approximately 41% to $119,951 for the year ended September 30, 2002 as compared to $203,569 in 2001. This decrease is primarily due to decreases in health, life, disability and workers compensation premiums due to reductions in total employment headcount and the related and reduced payroll expense.

    Depreciation and amortization expense decreased approximately 29% to $376,975 for the year ended September 30, 2002 as compared to $528,834 in 2001. The decrease in 2002 is due to lower depreciation expense associated with the disposition of fixed assets related to the sale of the retail private client activity in December 2001.

    Technology expense was down approximately 79% to $39,669 for the year ended September 30, 2002 from $188,236 in 2001. The decrease is due to the completion of technology enhancements to increase the quote system and trading platform's capacity as well as reduced technology expenditures for web site content due to the elimination of the retail online brokerage activity in January 2002.

    Other operating expenses decreased approximately 39% to $225,940 for the year ended September 30, 2002 as compared to $369,034 in 2001. This decrease is due to cutbacks and reductions in director's fees and expense, office supplies and expense, training expense and annual report expense.

    The Company has reported a loss before gain on sale of retail activity and income taxes of $683,996 for the year ended September 30, 2002 compared to a loss of $4,767,671 for 2001. The gain on the sale of retail activity is $413,009 for the year ended September 30, 2002. The gain is based on sales proceeds of $827,240 less the book cost basis of $414,231, for the transaction costs and the book value of the assets that were included in the sale of this business activity.

    The Company has reported a net loss of $270,987 for the year ended September 30, 2002 compared to a net loss of $3,304,928 for the year ended September 30, 2001.

    The Company did not record an income tax benefit for the year ended September 30, 2002 due to a valuation allowance applied to the deferred tax asset related to the net operating loss generated during the year ended September 30, 2002. The Company's effective income tax benefit rate was approximately 31% for the year ended September 30, 2001. The effective income tax benefit rate in 2001 was lower than the expected federal and state tax rates due to the presence of a net operating loss valuation allowance in 2001.

    2001 Compared to 2000

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

    Trading revenue (net dealer inventory and investment gains) decreased by approximately 74% to $1,320,097 in 2001 from $5,113,549 in 2000. This decrease in trading revenue was impacted by declines across the major financial indices and was partly due to the market uncertainty of events surrounding the U.S. Presidential election during the first fiscal quarter. Trading revenue was also adversely impacted by the effects of decimalization of securities trading, resulting in reduced spreads a market maker can charge and remain competitive. The reduced financial markets and decimalization resulted in downward pressure on trading margins. In addition to market factors, management believes trading revenue decreases were impacted by the disruption of the Company's trading operations caused by the abrupt departure of the Company's head of capital markets and his related recruitment of the entire trading department to his own firm early in the fiscal year (December 2000). The Company's trading operation was shut down for a short time and had to be completely rebuilt. This matter was previously discussed in the Company's 10-QSB for the period ended December 31, 2000 as well as its Form 8-K filed as of December 29, 2000.

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

    Total promotion expense decreased by approximately 41% to $714,675 for the year ended September 30, 2001 compared to $1,216,914 for 2000. This decrease is primarily due to the absence of the launch related promotional expenses for INTL TRADING incurred in 2000.

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

    Depreciation and amortization expense increased approximately 44% to $528,834 in 2001 as compared to $367,118 in 2000. The increase in 2001 is primarily due to higher amortization expense associated with capitalized system development costs for INTL TRADING.

    Technology expense was down to $188,236 in 2001 from $335,705 in 2000 as new technology enhancements to increase the quote system and trading platform's capacity were primarily completed by December 2000 for INTL TRADING.

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

    Liquidity and Capital Resources

    Substantial portions of the Company's assets are liquid with the majority of the assets consisting of securities inventories which fluctuate depending on the levels of customer business. At September 30, 2002, approximately 88% of the Company's assets consisted of cash, cash equivalents and marketable securities. All assets are financed by the Company's equity capital, short-term borrowings from securities sold, not yet purchased and other payables.

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

    INTL TRADING, a wholly owned registered securities broker subsidiary, is subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At September 30, 2002, INTL TRADING had net capital of $2,289,170, which was $1,941,170 in excess of its minimum net capital requirement at that date.

    The Company's total assets and liabilities and the individual components thereof may vary significantly from period to period because of changes relating to customer needs and economic and market conditions. The Company's total assets at September 30, 2002 and 2001, were $11,572,179 and $10,733,698, respectively. The Company's operating activities generate or utilize cash resulting from net income or loss earned during the period and fluctuations in its assets and liabilities. The most significant fluctuations have resulted from changes in the level of customer activity and securities inventory changes resulting from proprietary arbitrage trading strategies dictated by prevailing market conditions.

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

    On December 6, 2002 the Company received $3,718,750 from the sale of 2,187,500 Series A Preferred, non-convertible and non-voting shares. At the stockholders meeting in February, 2003 the stockholders will be asked to approve a provision to convert the preferred shares into common stock on a one-for-one basis. If the stockholders do not approve the provision, the investors will have the right to redeem, and the Company will have the right to repurchase, the Series A Preferred Shares at $1.70 per share. The Company intends to use the funds from the sale of the Series A Preferred Stock to establish a fixed income trading business with a new office location in New York City. The fixed income trading business will focus on emerging market securities. The funds will further support the Company's equity trading business with additional trading capital. Additional business strategies including emerging market debt originations are planned as well as other growth initiatives.

    CASH FLOWS

    For the year ended September 30, 2002, cash and cash equivalents increased $3,472,302 as compared to 2001. Net cash provided by operating activities were $2,502,277. During 2002, the Company had cash provided by investing activities of $888,243. Investing activities included $827,240 provided by the sale of the retail activity and $105,073 provided by the collection of loans to officers. Partially offsetting this cash provided by investing activities were the expenditures of $44,070 for the purchase of property, equipment and software. During 2002 cash flows provided by financing activities included $80,000 provided by the sale of common stock associated with the sale of the retail activity as well as $1,782 provided from the exercise of employee stock options.

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

    ITEM 7. FINANCIAL STATEMENTS

    LIST OF SCHEDULES INCLUDED IN CONSOLIDATED FINANCIAL STATEMENTS

    Independent Auditors' Report                                             F-1

    Consolidated Balance Sheets as of                                        F-2
         September 30, 2002 and 2001

    Consolidated Statements of Operations for the Years Ended                F-3
         September 30, 2002 and 2001

    Consolidated Statements of Stockholders' Equity for the Years Ended      F-4
         September 30, 2002 and 2001

    Consolidated Statements of Cash Flows for the Years Ended                F-5
         September 30, 2002 and 2001

    Notes to Consolidated Financial Statements                               F-7

                          Independent Auditors' Report

The Board of Directors
International Assets Holding Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of International Assets Holding Corporation and Subsidiaries (the Company) as of September 30, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Assets Holding Corporation and Subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

November 14, 2002
Tampa, Florida

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           September 30, 2002 and 2001

                                Assets                                          2002                 2001
                                                                         -------------------- -------------------
Cash                                                                    $           56,158             136,688
Cash and cash equivalents deposited with clearing organization                   4,427,445             874,613
Receivable from clearing organization, net                                            --               934,764
Other receivables                                                                  200,000              23,429
Loans to officers                                                                   21,468             126,541
Securities owned, at market value                                                5,772,672           6,011,939
Deferred income tax asset, net                                                     540,766           1,397,489
Property and equipment, at cost:
   Equipment, furniture and leasehold improvements                                 596,726           1,307,461
   Less accumulated depreciation and amortization                                 (445,399)           (944,502)
                                                                         -------------------- -------------------
              Net property and equipment                                           151,327             362,959
Software development, net of accumulated amortization of $752,783
   and $491,995 at September 30, 2002 and 2001, respectively                       282,718             553,802
Prepaid expenses and other assets, net of accumulated amortization of
   $2,000 and $177,000 at September 30, 2002 and 2001, respectively                119,625             311,474
                                                                         -------------------- -------------------
                 Total assets                                           $       11,572,179          10,733,698
                                                                         ==================== ===================
                 Liabilities and Stockholders' Equity
Liabilities:

   Accounts payable                                                     $           81,535             312,673
   Foreign currency sold, not yet purchased                                         15,773             208,092
   Securities sold, not yet purchased, at market value                           5,796,820           5,313,641
   Payable to clearing organization, net                                         1,024,728                --
   Accrued employee compensation and benefits                                      240,072             307,500
   Accrued expenses                                                                109,883             139,094
   Payable to Joint Venture                                                           --                 2,032
   Other liabilities                                                                49,686               7,779
                                                                         -------------------- -------------------
                 Total liabilities                                               7,318,497           6,290,811
                                                                         -------------------- -------------------
Commitments and contingent liabilities
Stockholders' equity:

   Preferred stock, $.01 par value. Authorized 5,000,000 shares;
      issued and outstanding 0 shares                                                 --                  --
   Common stock, $.01 par value.  Authorized 8,000,000
      shares; issued and outstanding 2,375,575 shares and 2,294,376
      shares at September 30, 2002 and 2001, respectively                           23,756              22,944
   Additional paid-in capital                                                    8,026,131           7,945,161
   Retained deficit                                                             (3,796,205)         (3,525,218)
                                                                         -------------------- -------------------
              Total stockholders' equity                                         4,253,682           4,442,887
                                                                         -------------------- -------------------
              Total liabilities and stockholders' equity                $       11,572,179          10,733,698
                                                                         ==================== ===================

See accompanying notes to consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations
                     Years ended September 30, 2002 and 2001

                                                                                2002                 2001
                                                                         -------------------- -------------------
Revenues:
   Net dealer inventory and investment gains                          $          4,511,052           1,320,097
   Commissions (note 2)                                                            408,307           3,031,928
   Management and investment advisory fees (note 2)                                  6,292              92,142
   Interest and dividends                                                          222,333             245,423
   Loss from joint venture                                                            --               (20,353)
   Other revenues                                                                  231,588               2,151
                                                                         -------------------- -------------------
               Total revenues                                                    5,379,572           4,671,388
                                                                         -------------------- -------------------
Expenses:
   Compensation and benefits                                                     2,216,073           4,753,319
   Clearing and related expenses                                                 1,707,701           1,472,645
   Professional fees                                                               454,097             303,190
   Occupancy and equipment rental                                                  386,945             517,824
   Depreciation and amortization                                                   376,975             528,834
   Promotion                                                                       230,024             714,675
   Interest and dividends                                                          212,615             121,413
   Insurance                                                                       119,951             203,569
   Communications                                                                   93,578             266,320
   Technology                                                                       39,669             188,236
   Other expenses                                                                  225,940             369,034
                                                                         -------------------- -------------------
               Total expenses                                                    6,063,568           9,439,059
                                                                         -------------------- -------------------
               Operating loss before gain on sale of retail activity and
                 income tax benefit                                               (683,996)         (4,767,671)
Gain on sale of retail activity (note 2)                                           413,009                --
                                                                         -------------------- -------------------
               Loss before income tax benefit                                     (270,987)         (4,767,671)
Income tax benefit                                                                    --            (1,462,743)
                                                                         -------------------- -------------------
               Net loss                                               $           (270,987)         (3,304,928)
                                                                         ==================== ===================
Loss per share:
   Basic                                                              $              (0.11)              (1.47)
                                                                         ==================== ===================
   Diluted                                                            $              (0.11)              (1.47)
                                                                         ==================== ===================
Weighted average number of common shares outstanding:

   Basic                                                                         2,359,040           2,242,845
                                                                         ==================== ===================
   Diluted                                                                       2,359,040           2,242,845
                                                                         ==================== ===================

See accompanying notes to consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity
                     Years ended September 30, 2002 and 2001

                                                                              Additional      Retained       Total
                                                     Preferred    Common        paid-in       earnings   stockholders'
                                                       stock       stock        capital      (deficit)       equity
                                                    ----------    -------     -----------    ----------   -----------
Balances at September 30, 2000                  $        --        22,095       7,666,333      (220,290)    7,468,138
Issuance of common stock for services                    --           849         267,827         --          268,676
Income tax benefit from ISO
       disqualifying dispositions                        --          --            11,001         --           11,001
Net loss                                                 --          --              --      (3,304,928)   (3,304,928)
                                                    ----------    -------     -----------    -----------   ----------
Balances at September 30, 2001                           --        22,944       7,945,161    (3,525,218)    4,442,887
Sale of common stock with sale of retail activity        --           800          79,200         --           80,000
Exercise of incentive stock options                      --            12           1,770         --            1,782
Net loss                                                 --          --              --        (270,987)     (270,987)
                                                    ----------    -------     -----------    -----------   ----------
Balances at September 30, 2002                  $        --        23,756       8,026,131    (3,796,205)    4,253,682
                                                    ==========    =======     ===========    ===========   ==========

See accompanying notes to consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                     Years ended September 30, 2002 and 2001

                                                                                      2002            2001
                                                                                  --------------   --------------
Cash flows from operating activities:
    Net loss                                                               $          (270,987)      (3,304,928)
    Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
           Depreciation and amortization                                               376,975          528,834
           Deferred income taxes                                                       856,723       (1,530,696)
           Gain on sale of retail activity                                            (413,009)           --
           Loss on disposals of property, equipment and software
              development                                                               10,786             --
           Non-cash compensation                                                          --            198,656
           Loss from joint venture                                                        --             20,353
           Tax benefit from disqualifying dispositions
               of incentive stock options                                                 --             11,001
           Cash provided by (used in) changes in:
              Other receivables                                                       (240,631)          57,593
              Securities owned, at market value                                        239,267       (2,695,426)
              Income taxes receivable                                                     --            452,032
              Prepaid expenses and other assets                                        (19,297)         (57,859)
              Foreign currency sold, not yet purchased                                (192,319)         196,189
              Accounts payable                                                        (231,138)          51,955
              Securities sold, not yet purchased, at market value                      483,179        4,110,982
              Payable to and receivable from clearing organization, net              1,959,492         (959,094)
              Accrued employee compensation and benefits                               (67,428)        (747,738)
              Accrued expenses                                                         (29,211)         (52,631)
              Payable to joint venture                                                  (2,032)               5
              Other liabilities                                                         41,907          (60,588)
                                                                                  --------------   --------------
                Net cash provided by (used in) operating activities                  2,502,277       (3,781,360)
                                                                                  --------------   --------------
Cash flows from investing activities:
    Proceeds from sale of retail activity                                              827,240             --
    Principal collections of loans to officers                                         105,073           88,223
    Purchase of property, equipment and software
       development                                                                     (44,070)        (567,421)
                                                                                  --------------   --------------
                Net cash provided by (used in) investing activities                    888,243         (479,198)
                                                                                  --------------   --------------
Cash flows from financing activities:
    Exercise of employee stock options                                                   1,782             --
    Sale of common stock with sale of retail activity                                   80,000             --
                                                                                  --------------   --------------
                Net cash provided by financing activities                               81,782             --
                                                                                  --------------   --------------
                Net increase (decrease) in cash and cash equivalents                3,472,302        (4,260,558)
Cash and cash equivalents at beginning of year                                      1,011,301         5,271,859
                                                                                  --------------   --------------
Cash and cash equivalents at end of year                                   $         4,483,603        1,011,301
                                                                                  ==============   ==============

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Years ended September 30, 2002 and 2001

                                                                                      2002            2001
                                                                                  --------------   --------------
Supplemental disclosures of cash flow information:
    Cash paid for interest:                                                $            2,338            5,679
                                                                                  ==============   ==============
Supplemental disclosure of noncash financing activities:
    During the year ended September 30, 2001 the Company paid
      for the following transactions by issuance of common stock:
                Software development services, 12,283 common shares        $             --             70,020
                                                                                  ==============   ==============
                Employee bonus compensation, 15,000 common shares          $             --             35,000
                                                                                  ==============   ==============
                Purchase promissory note due by an officer, 57,625
                   common shares                                           $             --            163,657
                                                                                  ==============   ==============

See accompanying notes to consolidated financial statements.

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 2002 and 2001

(1)      Summary of Significant Accounting Policies

       (a)        Principles of Consolidation

              The consolidated financial statements include the accounts of International Assets Holding Corporation (the Company or the parent company) and its three wholly owned subsidiaries, INTLTRADER.COM, Inc. (ITCI), International Assets Management Corp. and OffshoreTrader.com Ltd.

              All significant intercompany balances and transactions have been eliminated in consolidation.

              INTLTRADER.COM, Inc. is a registered broker/dealer under the Securities Act of 1934. Its securities transactions are cleared through Wexford Clearing Services Corporation (Wexford) (a wholly owned, guaranteed subsidiary of Prudential Securities Incorporated) on a fully disclosed basis.

              International Assets Management Corp. was formed to manage the physical assets of the Company.

              OffshoreTrader.com Ltd. was incorporated to explore global internet securities trading for non-U.S. citizens.

       (b)        Use of Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the period. Actual results could differ from those estimates.

       (c)        Cash and Cash Equivalents

              Cash and cash equivalents consist of cash, cash deposits with clearing organization and foreign currency. Cash deposits with clearing organization consist of cash, foreign currency and money market funds stated at cost, which approximate market. The money market funds earn interest at varying rates on a daily basis. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

       (d)        Foreign Currency

              The value of a foreign currency, including a foreign currency sold, not yet purchased, is converted into its U.S. dollar equivalent at the foreign exchange rate in effect at the close of business on the statement of financial condition date.

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 2002 and 2001

       (e)        Financial Instruments

              As of September 30, 2002 and 2001, the carrying value of the Company's financial instruments including cash, cash equivalents and cash deposits with clearing organization, receivables, accounts payable and accrued expenses approximate their fair values, based on the short-term maturities of these instruments. Additionally, the carrying value of securities owned and any securities and foreign currency sold, not yet purchased, approximate their fair value at September 30, 2002 and 2001 as they are based on quoted market prices.

       (f)        Valuation of Securities

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

              As of September 30, 2002, securities owned, at market value includes a limited partnership ownership interest of $59,228. The limited partnership ownership interest is recorded at fair value, which has been determined by management. This limited partnership ownership interest is held for the Company's investing purposes and is not held for sale to the Company's customers.

       (g)        Revenue Recognition

              The revenues of the Company are derived principally from realized and unrealized trading income in securities purchased or sold for the Company's account. Until December 13, 2001, revenues were also derived from commissions earned on the sale of securities and from management and investment advisory fees. Realized and unrealized trading income (net dealer inventory and investment gains) are recorded on a trade date basis. Commissions and related clearing expenses are recorded on a trade-date basis as securities transactions occur. Securities owned and securities sold, not yet purchased are stated at market value with related changes in unrealized appreciation or depreciation reflected in net dealer inventory and investment gains. Interest income is recorded on the accrual basis and dividend income is recognized on the ex-dividend date. Included in other receivables and other revenue is $200,000 related to a partial settlement with a legal matter.

       (h)        Depreciation and Amortization

              Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the estimated period of benefit to be received from the assets, which approximates seven years.

              Intangible assets, included in other assets in the accompanying consolidated balance sheets, are amortized using the straight-line method over the estimated period of benefit to be received from the assets, which approximates five years.

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 2002 and 2001

              Software development costs for internally developed software are capitalized, in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1:
              Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and when management authorizes and commits to funding the project and it is probable that the project will be completed and the software will be used to perform the intended functions. Costs of software that have reached that stage of functionality are amortized using the straight-line method over the estimated period of benefit to be received from these costs, which ranges from two to three years.

              The Company assesses the recoverability of its capitalized software development costs on an ongoing basis based on estimates of related future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimate is less than net book value, the net book value is reduced to the estimated fair value. The Company also evaluates the amortization period of its capitalized software development costs to determine whether events or circumstances warrant revised estimates of useful lives.

       (i)        Advertising

              The Company expenses costs of advertising as incurred and have included these expenses in promotion expenses in the accompanying consolidated statements of operations. Advertising costs for the years ended September 30, 2002 and 2001 were $11,139 and $168,015, respectively.

       (j)        Income Taxes

              Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized.

              The Company and its subsidiaries file consolidated Federal and state income tax returns.

       (k)        Stock Option Plan

              In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 which provides that compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price and pro forma disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 2002 and 2001

       (l)        Loss Per Share

              Basic loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding.

              Diluted loss per share is the same as basic loss per share because of the anti-dilutive impact of the potential common shares, due to the net loss for each of the periods. No options to purchase shares of common stock were considered in the calculation of diluted loss per share because of the anti-dilutive impact of the potential common shares, due to the net loss for the periods.

       (m)        Recent Accounting Pronouncements

              In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company has adopted SFAS 141 with no impact on its financial statements and has not yet completed its evaluation of SFAS 142; however, management does not anticipate that the adoption of SFAS 142 will have a material impact on the Company's earnings or financial position upon adoption.

              In June 2001, the FASB issued SFAS No. 143 - Accounting for Asset Retirement Obligations. Statement 143 relates to the accounting for the obligations associated with the retirement of long-lived assets. The Company has not completed its evaluation of SFAS 143; however, management does not anticipate that the adoption of SFAS 143 will have a material impact on the Company's earnings or financial position upon adoption.

              In August 2001, the FASB issued SFAS No. 144 - Accounting for Impairment or Disposal of Long-lived Assets. Statement 144 establishes methods of accounting and reporting for the impairment of long-lived assets other than goodwill and intangible assets not being amortized. The Company has not completed its evaluation of SFAS 144; however, management does not anticipate that the adoption of SFAS 144 will have a material impact on the Company's earnings or financial position upon adoption.

              In April 2002, FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS 145 addresses the income statement classification of gains or losses from extinguishment of debt and the accounting for certain lease modifications. The Company adopted SFAS 145 upon issuance with no material impact on its consolidated financial statements.

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 2002 and 2001

              In June 2002, FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 nullifies Emerging Issue Task Force Issue No. 94-3 and is effective for exit or disposal activities that are initiated after December 31, 2002. At the present time, the Company cannot determine the impact that the adoption of SFAS 146 will have on its consolidated financial statements.

       (n)        Reclassification

              Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

(2)      Sale of Certain Operations

       On December 13, 2001 the Company sold its two wholly owned subsidiaries, International Assets Advisory, LLC and Global Assets Advisors, LLC, and its 50% membership interest in International Assets New York, LLC (IANY). In connection with the disposition transaction, the Buyer also purchased 80,000 shares of the Company's common stock. The Company received total proceeds of $907,240 for these sale transactions. The Company allocated $827,240 of the proceeds to the sale of the two wholly owned subsidiaries and the 50% interest in IANY. The Company allocated $80,000 of the proceeds to the sale of common shares based on the fair market value of the stock. The Company had a book basis of $414,231 related to the sale of the two wholly owned subsidiaries and IANY. The $413,009 gain on sale of retail activity recorded in 2002 was determined by deducting the book basis of $414,231 from the proceeds of $827,240.

       The book value of the assets sold on December 13, 2001 are as follows:

              Other receivables             $            64,060
              Other assets                              211,146
              Property and equipment                    139,025
                                              -------------------

                   Total                    $           414,231
                                              ===================

       Commission revenues from retail private client securities brokerage activity amounted to $393,646 and $2,996,822 for the years ended September 30, 2002 and 2001, respectively. Though certain costs associated with this activity are distinct and clearly identifiable; many are not and management has not historically operated, monitored or specifically allocated expenses to this activity in such a manner as to determine profitability by activity.

       In the same sale transaction, International Assets Holding Corporation agreed to sell its money management activity, which had revenues from management and investment advisory fees of $6,292 and $92,142 for the years ended September 30, 2002 and 2001, respectively. The money management activity was primarily related and tied into the retail private client activity including the same sales staffing, operations and research support. It is separated only for purposes of securities licensing and regulation.

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 2002 and 2001

(3)      Software Development Costs

       Software development costs that have been capitalized are amortized over a period ranging from two to three years. These development efforts are for internally used software systems for the Company's Internet based trading systems including the proprietary foreign quote system functionality.

                                                          2002                 2001
                                                    -----------------    ------------------

   Beginning balance, net                        $        553,802              416,810
   Acquisition of capitalized software                         --              477,707
   Dispositions                                           (10,296)                  --
   Amortization expense                                  (260,788)            (340,715)
                                                    -----------------    ------------------

                 Ending balance, net             $        282,718              553,802
                                                    =================    ==================

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

       On January 4, 2000 the Company, after approval by the Board of Directors, made a loan to the CEO of the Company including the execution and receipt of a $250,000 promissory note due January 3, 2001. The Board of Directors of the Company granted an extension of the due date of the promissory note to December 31, 2001. At the Board of Directors meeting held on February 15, 2002 the CEO requested an extension to repay the balance by mid calendar year 2002, which request was consented to by the Board of Directors. The promissory note includes interest of 6 percent per annum. On August 7, 2002 the CEO repaid the entire loan balance including the then principal and accrued interest balance of $42,724.

       On August 28, 2000 the Company made a loan to a Vice President of the Company including the execution and receipt of a $66,000 promissory note due August 27, 2001. The Board of Directors of the Company granted an extension of the due date of the promissory note to August 31, 2002. The promissory note includes interest of 6.27 percent per annum. On August 30, 2001 the Vice President made a $47,000 loan payment to the Company. As of September 30, 2002 the remaining principal balance of the promissory note including accrued interest is $21,468. The Vice President has notified the Company that he intends to make payments of approximately $900 per month from October 1, 2002 through March 31, 2003. In addition, the Vice President intends to make a balloon payment on March 31, 2003 for the then remaining loan balance.

       The Company has engaged, on a task-by-task basis, a creative design firm that is partially owned by a spouse of an officer of the Company. The Company incurred promotional expense related to this creative design firm totaling approximately $0 and $34,023 during the years ended September 30, 2002 and 2001, respectively.

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 2002 and 2001

       On February 1, 2002 the Company executed a six-month contract for investor relations services from an outside firm that is owned and managed by a cousin of the CEO of the Company. The contract was for $5,000 per month plus reimbursement for reasonable expenses related to the performance of the service contract. This services contract ceased on July 31, 2002 after the six-month term expired.

       On August 9, 2002, the Board of Directors of the Company agreed to execute a list broker agreement between Veitia & Associates (V&A) and the Company regarding the management and leasing of the Company's list rental access, for the period October 1, 2002 to December 13, 2004. V&A will pay the Company 10% of any proceeds generated from this agreement. V&A is a company solely owned and controlled by the Chairman of the Company.

       Also on August 9, 2002, the Board of Directors of the Company decided to cease the Company's ongoing efforts for the creation of a Company proprietary hedge fund. The original cost of the legal work expended in pursuit to develop a hedge fund for the Company, up to August 9, 2002, was approximately $15,000. The Board of Directors has agreed to allow V&A access to a copy of the hedge fund legal work generated up to August 9, 2002. V&A has indicated the intent to develop a hedge fund. In addition, the Board of Directors agreed that certain services, such as accounting support and operational support, be provided to the V&A hedge fund under a soft dollar arrangement in exchange for certain security order flow from V&A and/or its hedge fund. The Board of Directors gave its assent to this arrangement subject to resolving the details and subject also to the provision that the arrangement not affect in any adverse way the operations of the Company.

       The Company has paid to V&A, a travel lodging per diem for reimbursement to the Chairman for corporate related travel to New York City. The Chairman personally maintains a part-time residence in New York City. This per diem offsets the Company cost that would have been incurred for hotel expense. The total cost paid to V&A was $4,000 and $5,000 for the years ended September 30, 2002 and 2001, respectively.

(5)      Securities Owned and Securities Sold, Not Yet Purchased

       Securities owned and securities sold, not yet purchased at September 30, 2002 and 2001 consist of trading and investment securities at market values as follows:

                                                                                          Sold, not yet
                                                                         Owned              purchased
                                                                   ------------------   ------------------
2002:

   Common stock and American Depository Receipts                $      1,080,710             1,046,074
   Foreign ordinary stock, paired with its respective American
       Depository Receipts                                             4,566,045             4,745,282
   Corporate and municipal bonds                                          57,814                    --
   Foreign government obligations                                          2,233                    --
   Unit investment trusts, mutual funds and other investments
                                                                          65,870                 5,464
                                                                   ------------------   ------------------
                                                                $      5,772,672             5,796,820
                                                                   ==================   ==================

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 2002 and 2001

                                                                                          Sold, not yet
                                                                         Owned              purchased
                                                                   ------------------   ------------------
2001:

   Common stock and American Depository Receipts                $      1,203,294               694,047
   Foreign ordinary stock paired with its respective American
       Depository Receipts                                             4,618,006             4,619,594
   Corporate and municipal bonds                                          68,949                    --
   Foreign government obligations                                          3,954                    --
   Unit investment trusts, mutual funds and other investments
                                                                         117,736                    --
                                                                   ------------------   ------------------
                                                                $      6,011,939             5,313,641
                                                                   ==================   ==================

(6)      Receivable From and Payable to Clearing Organization

       Amounts receivable from and payable to clearing organization, net at September 30, 2002 and 2001 of $(1,024,728) and $934,764, respectively, consist of the following:

                                                             Receivable            Payable
                                                          -----------------    -----------------
2002:

         Clearing fee payable                          $             --               46,025
         Open transactions, net                                      --              978,703
                                                          -----------------    -----------------
                                                       $             --            1,024,728
                                                          =================    =================

2001:

         Commission income receivable                  $         31,783                   --
         Clearing fee payable                                        --               23,722
         Open transactions, net                                 926,703                   --
                                                          -----------------    -----------------
                                                       $        958,486               23,722
                                                          =================    =================

       As these amounts are short-term in nature, the carrying amount is a reasonable estimate of fair value.

(7)      Investment in Joint Venture

       On September 30, 1998, the Company signed a 50/50 Joint Venture Agreement
       (JV) with Lakeside Investments, LLC (Lakeside) of New York. On October 1, 1998, the joint venture effected the incorporation of International Assets New York, LLC (IANY) a 50/50 owned entity formed to transact the business for the JV. Each party made total capital contributions of $110,000. The Company accounted for this investment under the equity method of accounting. In accordance with the equity method, the Company has reduced its investment in joint venture to $0 as of September 30, 2001. On December 13, 2001, the Company sold its 50% interest in International Assets Net York, LLC in connection with the sales discussed in note 2.

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 2002 and 2001

       For the year ended September 30, 2001, the Company has recorded a loss of $20,353 for 50% of the joint venture's loss for the period. As of September 30, 2001, the Company had a payable to the joint venture of $2,032 which relates to joint venture cash outlays which were made on behalf of the Company.

(8)      Financial Instruments with Off-Balance Sheet Risk

       The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer. In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the consolidated financial statements at September 30, 2002 at market values of the related securities (totaling $5,796,820) and additional losses will incur if the market value of the securities increases subsequent to September 30, 2002.

(9)      Capital and Cash Reserve Requirements

       As of September 30, 2002, ITCI is subject to the Securities and Exchange Commission (SEC) uniform net capital rule (Rule 15c3-1), which requires the maintenance of minimum net capital at an amount equal to the greater of $100,000, 6-2/3 percent of aggregate indebtedness, or $2,500 for each security in which a market is made with a bid price over $5 and $1,000 for each security in which a market is made with a bid price of $5 or less with a ceiling of $1,000,000, and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. As of September 30, 2002, the Company had excess net capital of $1,941,170 and a ratio of aggregate indebtedness to net capital of 0.20 to 1.

       ITCI is exempt from customer reserve requirements and providing information relating to possession or control of securities pursuant to Rule 15c3-3 of the Securities and Exchange Act of 1934. ITCI meets the exemptive provisions of Paragraph (k)(2)(ii).

(10)     Leases

       The Company occupies leased office space of approximately 5,100 square feet at 220 E. Central Parkway, Altamonte Springs, Florida. The commencement date of the lease was February 1, 2002, with six months free rent, and a seven year term to July 31, 2009.

       The Company is obligated under various noncancelable operating leases for the rental of its office facilities, service obligations and certain office equipment. Rent expense associated with operating leases amounted to $226,943 and $294,302 for the years ended September 30, 2002 and 2001, respectively. Future minimum lease payments under noncancelable operating leases as of September 30, 2002 are as follows:

Year ending September 30,

         2003                                        $    277,200
         2004                                             175,600
         2005                                             138,000
         2006                                             132,200
         2007                                             114,900
         Thereafter                                       203,700
                                                     ------------------
            Total future minimum lease payments      $  1,041,600
                                                     ==================
                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 2002 and 2001

(11)     Income Taxes

       Income tax benefit for the years ended September 30, 2002 and 2001 consists of:

                                    Current             Deferred               Total
                               ------------------   ------------------   ------------------
2002:

   Federal                  $        (856,723)            856,723                    --
                               ------------------   ------------------   ------------------

                            $        (856,723)            856,723                    --
                               ==================   ==================   ==================
2001:

   Federal                  $          58,021          (1,306,967)           (1,248,946)
   State                                9,933            (223,730)             (213,797)
                               ------------------   ------------------   ------------------
                            $          67,954          (1,530,697)           (1,462,743)
                               ==================   ==================   ==================

       Total income tax benefit for the years ended September 30, 2002 and 2001 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before income taxes as a result of the following:

                                                                2002                                  2001
                                                  ----------------------------------    ----------------------------------
                                                                       % of pretax                           % of pretax
                                                        Amount            income              Amount            income
                                                  -----------------   --------------    -----------------   --------------
       Computed "expected" tax benefit         $        (92,136)          34.0%      $     (1,621,008)          34.0%
       Decrease (increase) in income tax
           benefit resulting from:
            State income taxes, net of
              Federal income tax benefit                 (9,837)           3.6%              (159,029)           3.3%
            Meals and entertainment expenses
              not deductible for tax purposes             9,466           (3.5%)               34,464           (0.7%)
            Memberships                                   3,908           (1.4%)                3,470           (0.1%)
            Other, net                                    3,185           (1.2%)                1,553              --
            Changes in valuation allowance
                                                         85,414          (31.5%)              277,807           (5.8%)
                                                  -----------------   --------------    -----------------   --------------
                                               $             --               --     $     (1,462,743)          30.7%
                                                  =================   ==============    =================   ==============

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 2002 and 2001

       Deferred income taxes as of September 30, 2002 and 2001 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial statement purposes and such amounts as measured by tax laws. The temporary differences give rise to deferred tax assets and liabilities, which are summarized below as of September 30, 2002 and 2001:

                                                                            2002                 2001
                                                                      ------------------   ------------------
             Gross deferred tax liabilities:
                Accumulated depreciation and amortization          $          (6,714)             (10,484)
                Software development costs                                  (106,387)            (208,396)
                                                                      ------------------   ------------------
                           Total gross deferred tax liabilities             (113,101)            (218,880)
                                                                      ------------------   ------------------

             Gross deferred tax assets:
                Investment in Limited Partnership                              3,940                3,770
                Amortization of other assets                                      --               41,172
                Net operating loss carryforward                            1,013,148            1,849,234
                                                                      ------------------   ------------------
                           Total gross deferred tax asset                  1,017,088            1,894,176
             Valuation allowance                                            (363,221)            (277,807)
                                                                      ------------------   ------------------

                           Total net deferred tax assets                     653,867            1,616,369
                                                                      ------------------   ------------------
                           Net deferred tax asset                  $         540,766            1,397,489
                                                                      ==================   ==================

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of September 30, 2002, based upon the projections for future taxable income, management believes it is more likely than not that the Company will realize the benefits of these deductible differences and net operating loss carryforward, net of the recorded valuation allowance.

       At September 30, 2002, the Company has net operating loss carryforwards for Federal income tax purposes which begin to expire in 2019. In addition, as noted in note 18, Subsequent Events, the Company has entered into three share subscription agreements. In some cases these types of transactions may cause a limitation on the availability of the net operating loss carryforward.

(12)     Employee Benefit Plans

    Effective May 1, 1999, the Company implemented a defined contribution 401(k) Profit Sharing Plan (401(k) Plan). The 401(k) Plan amended and restated the Company's employee stock ownership plan (ESOP), which was effective December 30, 1992. This plan retained the 401(k) profit sharing features of the December 30, 1992 plan, and effective May 1, 1999, deleted the employee stock ownership plan provisions. Those participants who had account balances in the ESOP portion of the plan, as of May 1, 1999 retained certain ESOP rights, such as the right to receive distributions in the form of employer common stock. Also, the Company implemented a defined contribution Retirement Savings Plan (RSP) effective January 1, 1995.


                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 2002 and 2001

       On November 1, 2001, International Assets Advisory Corp. (a former 100% owned subsidiary) terminated the International Assets Advisory Corporation 401K Profit Sharing Plan (401K) and the International Assets Advisory Corporation Retirement Savings Plan (RSP). All participants under the 401K and RSP vested 100% in their respective account balances and the employer sponsor and its related employees made no further contributions to the plans. Also, on November 1, 2001, International Assets Holding Corporation became the primary sponsoring employer of both plans. The plans became known as the International Assets Holding Corporation 401K Profit Sharing Plan and the International Assets Holding Corporation Retirement Savings Plan. International Assets Holding Corporation will effectuate the necessary actions to terminate the plans.

       The Company did not make any contributions to either the 401K and RSP benefit plans for the years ended September 30, 2002 and 2001. During the years ended September 30, 2002 and 2001, no common shares of the Company were purchased from terminated 401(K) or RSP plan participants.

       As of September 30, 2002 and 2001, 146,982 and 158,928 common shares of the Company were allocated to the 401(K) plan participants, respectively. As of September 30, 2002 and 2001, 58,005 and 69,694 common shares of the Company were allocated to RSP participants, respectively.

       The Company has received written notification from the IRS dated Sep 17, 2002, which acknowledges that the termination of the two plans does not adversely affect the plans qualification for Federal tax purposes. The Company has begun the liquidation and distribution process for both plans. This distribution process is expected to be completed by December 31, 2002.

(13)     Stock Options

       The International Assets Holding Corporation Stock Option Plan (the Plan) was adopted by the Board of Directors of the Company and approved by the Company's stockholders during January 1993. The Plan permits the granting of awards to employees and directors of the Company and its subsidiaries in the form of stock options. Stock options granted under the Plan may be "incentive stock options" meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options, which do not meet the requirements of Section 422. As of September 30, 2002, a total of 1,339,300 shares of the Company's common stock had been reserved for issuance pursuant to options granted under the Plan.

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

       At September 30, 2002, there were 393,791 additional shares available for grant under the Plan. Using the Black Scholes option-pricing model, the per share weighted-average fair value of stock options granted

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 2002 and 2001

       during 2002 and 2001, where exercise price equals the market price of the stock on the grant date, was $.67 and $2.27, respectively. The per share weighted average fair value of stock options granted during 2002 and 2001, where exercise price is greater than market price on the grant date was $.67 and $2.27, respectively.

       The following weighted average assumptions were used:

                                                                                 2002                 2001
                                                                           ------------------    ------------------

         Exercise price equal to market price on grant date:
            Expected risk-free interest rate                                        4.31%                 5.04%
            Expected life                                                      6.50 years            6.48 years
            Expected volatility                                                     85.6%                 80.4%

         Exercise price greater than market price on grant date:
            Expected risk free interest rate                                        4.31%                 5.04%
            Expected life                                                      6.50 years            6.50 years
            Expected volatility                                                     85.6%                 80.4%

       The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and loss per share would be reflected in the pro forma amounts indicated below:

                                                                                      2002                2001
                                                                                -----------------    ----------------

             Net loss                                     As reported        $       (270,987)          (3,304,928)
                                                          Pro forma          $       (253,295)          (3,562,585)

             Basic loss per share                         As reported        $          (0.11)               (1.47)
                                                          Pro forma          $          (0.11)               (1.59)

             Diluted loss per share                       As reported        $          (0.11)               (1.47)
                                                          Pro forma          $          (0.11)               (1.59)

       Pro forma net loss reflects only options granted from 1996 to 2002. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' expected life ranging from 5 to 8.5 years and compensation cost for options granted prior to October 1, 1995 is not considered.

       Pro forma net loss is less than as reported net loss for 2002 due to the net pro forma compensation benefit from the cumulative adjustment for the cancellation of 311,686 options during 2002 of $292,857.

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 2002 and 2001

       Stock option activity during the fiscal years ended September 30, 2002 and 2001 is as follows:

                                                                               Weighted-average
                                                        Number of shares        exercise price
                                                       --------------------   --------------------

Outstanding at September 30, 2000                             420,732      $          4.17
   Granted                                                    346,500                 3.09
   Exercised                                                       --                   --
   Forfeited                                                 (103,123)                5.26
   Expired                                                         --                   --
                                                       --------------------   --------------------
Outstanding at September 30, 2001                             664,109                 3.43
   Granted                                                    176,000                 0.89
   Exercised                                                   (1,199)                1.49
   Forfeited                                                 (311,686)                3.77
   Expired                                                         --                   --
                                                       --------------------   --------------------
          Outstanding at September 30, 2002                   527,224      $          2.40
                                                       ====================   ====================

       At September 30, 2002 the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.60 - $11.70 and
       7.16 years, respectively.

       At September 30, 2002 and 2001, the number of options exercisable was 251,743 and 160,903, respectively, and the weighted-average exercise price of those options was $2.93 and $3.29, respectively.


                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 2002 and 2001

       Incentive Stock Options

       As of September 30, 2002, options outstanding under qualified incentive stock options, including their grant date, exercise price and expiration date, were as follows:

            Options
          outstanding              Grant date              Exercise price       Expiration date          Exercisable
        -----------------    ------------------------    ---------------   -------------------------   ----------------
              24,091              January 23, 1993    $        3.87             January 23, 2003              A
              26,378             December 28, 1995             2.09            December 28, 2005              C
               8,393             December 28, 1995             1.90            December 28, 2005              C
              12,589             December 11, 1996             2.51            December 11, 2006              B
              83,930              November 2, 1998             1.38             November 2, 2008              D
              19,184              November 2, 1998             1.25             November 2, 2008              C
               5,450              December 9, 1999             7.17             December 9, 2009              B
              14,519              January 28, 2000            11.70             January 28, 2010              E
               4,150                March 10, 2000            11.63               March 10, 2010              C
              20,000             December 22, 2000             2.13            December 22, 2010              E
               2,500               January 8, 2001             2.88              January 8, 2011              E
               2,500              January 22, 2001             2.75             January 22, 2011              E
               3,330              January 29, 2001             4.25             January 29, 2011              E
              25,000                 March 9, 2001             3.44                March 9, 2011              E
              58,830                 March 9, 2001             3.13                March 9, 2011              E
               2,000                  July 6, 2001             2.27                 July 6, 2011              F
              40,000               October 5, 2001             0.90              October 5, 2011              E
              25,000               October 5, 2001             0.99              October 5, 2011              E
              20,000             December 22, 2001             0.60            December 22, 2011              E
              13,000               January 3, 2002             0.65              January 3, 2012              E
              14,000                April 11, 2002             1.40               April 11, 2012              E
        -----------------
             424,844
        =================

       (A) Exercisable at 25% per year beginning two years from the date of grant.
       (B) Exercisable at 20% per year beginning three years from the date of grant.
       (C) Exercisable at 20% per year beginning one year from the date of grant.
       (D) Exercisable at 30% after year one, 30% after year two and 40% after year three.
       (E) Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three.
       (F) Exercisable at 50% on August 31, 2001, 16.6% on July 6, 2002, 16.7%
           on July 6, 2003 and 16.7% on July 6, 2004.

       As of September 30, 2002 and 2001, 220,923 and 144,555 options, respectively, were exercisable under qualified incentive stock options. During the year ended September 30, 2002, 1,199 of the incentive stock options were exercised with a weighted average exercise price of $1.49.

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 2002 and 2001

       Nonqualified Stock Options

       As of September 30, 2002, options outstanding under nonqualified options, including their grant date, exercise price and expiration date, were as follows:

                   Options                                   Exercise
                 outstanding            Grant date             price            Expiration date       Exercisable
              ------------------    -------------------    --------------    -------------------    ----------------
                    11,990                  July 20, 1998      $ 2.40                July 20, 2008         A
                    11,990                January 6, 1999        1.25              January 1, 2009         A
                    10,900                   June 4, 1999        6.65                 June 4, 2009         A
                    22,500                  March 9, 2001        3.13                March 9, 2011         B
                    45,000                October 5, 2001        0.90              October 5, 2011         B
              ------------------
                   102,380
              ==================

         (A) Exercisable at 20% per year beginning one year from the date of grant.
         (B) Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three.

       As of September 30, 2002 and 2001, 30,820 and 16,350 options, respectively, were exercisable under nonqualified stock options. During the years ended September 30, 2002 and 2001, none of the nonqualified stock options were exercised.

(14)     ITCI Stock Option and Plan

       The Board of Directors of ITCI adopted a stock option plan (ITCI Plan) retroactively as of December 31, 1998. The ITCI Plan was intended to constitute both an "incentive stock option" and a "plan" within the meaning of qualifying under Section 422 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder. The ITCI Plan permitted the granting of an option of 111 common shares (approximately 11% of the total common shares) of ITCI to a sole participant. The ITCI Plan expires on December 31, 2002. Retroactively, as of December 1, 1998, this one incentive stock option was granted to a sole participant. The purchase price of the 111 common shares was $98.95 per common share, being 100% of the estimated fair market value per share of common stock as of December 1, 1998.

       The right to exercise the options granted and purchase the option shares depended upon meeting certain financial benchmarks. None of the benchmarks were met and therefore the option plan terminated as of September 30, 2001.

(15)     Preferred Stock

       The Company has authorized 5,000,000 shares of its preferred stock for issuance at a par value of $.01 per share. As of September 30, 2002 and 2001, no shares have been issued and the Board of Directors has not yet determined the specific rights and privileges of these shares.

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 2002 and 2001

(16)     Commitments and Contingent Liabilities

       The Company is party to certain litigation as of September 30, 2002, which relates primarily to matters arising in the ordinary course of business. While the Company cannot absolutely predict the outcome of these actions at this time, it is the opinion of management, given the probability of success by the Company, that the resolution of these matters will not have a material adverse effect on the consolidated financial condition of the Company.

       The Company had entered into an employment agreement with its chief executive officer that would have expired March 24, 2003. As described below, the arrangement has been modified effective September 1, 2002. Under the terms of the original agreement, the chief executive officer would have received specified annual compensation, a bonus, a monthly automobile allowance and reimbursement for personal income tax preparation fees. The bonus was to be calculated by applying the consolidated return-on-equity percentage for that year to the consolidated pre-tax earnings adjusted before the deduction for officer bonus expense and as adjusted for certain financial transactions. The executive bonus percentage is subject to a minimum of 5% and a maximum of 15% of adjusted consolidated pre-tax earning of the Company. The Company may award additional bonuses to the executive from time to time as determined by the Board of Directors. In the event of termination of the agreements by the Company other than for cause, as defined, or if the executive resigns as a result of a breach by the Company, the agreement provides for payments to such individual in an amount equal to 100% of his total compensation for 24 months following the date of termination.

       The Board of Directors of the Company has modified the compensation payable directly to the chief executive officer under the employment agreement and has modified the services to be provided under that agreement. The Company also agreed to enter into a consulting agreement with Veitia and Associates (V&A) for the additional services required from the Executive Chairman (formerly chief executive officer until October 22, 2002). V&A is a company solely owned by the Executive Chairman of the Company. The agreement has an original term from September 1, 2002 through September 30, 2003. Under the terms of the agreements, the Executive Chairman will receive specified comprehensive annual compensation, certain general employee benefits (such as medical insurance), a monthly automobile allowance, three monthly club memberships and reimbursement for personal income tax preparation fees. V&A will assume certain other business expenses incurred by the executive that previously had been reimbursed by the Company. The Company may award bonuses to the executive from time to time as determined by the Board of Directors. In the event of termination of the agreements by the Company other than for cause, as defined, or if the executive resigns as a result of a breach by the Company, the agreement provides for payments to such individual in an amount equal to 100% of his total compensation for 24 months following the date of termination.

       The Company has entered into an employment agreement with its chief operating officer and expires on December 31, 2002. Under the terms of the agreement, the officer will receive specified annual compensation, a bonus and a monthly automobile allowance. The bonus is determined by the Board of Directors. In the event of termination of the agreements by the Company other than for cause, as defined, or if the executive resigns as a result of a breach by the Company, the agreement provides for payments to such individual in an amount equal to 100% of his total compensation for the remaining term of the agreement or 6 months if longer, following the date of termination.

       See Subsequent Events note 18 for updated compensation agreement terms.

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 2002 and 2001

(17)     Quarterly Financial Information (Unaudited)

                                                               For the three months ended
                                     --------------------------------------------------------------------------------
                                       December 31,           March 31,            June 30,           September 30,
                                           2001                 2002                 2002                 2002
                                     -----------------    -----------------    -----------------    -----------------
       2002:

          Revenues                $       1,458,011              839,635           1,244,987             1,836,939
          Total expenses                  1,701,138            1,330,309           1,519,579             1,512,542
          Income (loss) before
            income taxes                    169,882             (490,674)           (274,592)              324,397
          Net income (loss)                 102,681             (423,473)           (274,592)              324,397
          Net income (loss) per
            share - basic         $            0.04                (0.18)              (0.12)                 0.14
          Net income (loss) per
            share - diluted       $            0.04                (0.18)              (0.12)                 0.14


                                                               For the three months ended
                                     --------------------------------------------------------------------------------
                                       December 31,           March 31,            June 30,           September 30,
                                           2000                 2001                 2001                  2001
                                     -----------------    -----------------    -----------------    -----------------
       2001:

          Revenues                $       1,420,272              983,937           1,223,491             1,043,688
          Total expenses                  2,344,213            2,379,532           2,396,521             2,318,793
          Income (loss) before
            income taxes                   (923,941)          (1,395,595)         (1,173,030)           (1,275,105)
          Net income (loss)                (596,435)            (885,930)           (740,363)           (1,082,200)
          Net income (loss) per
            share - basic         $           (0.27)               (0.40)              (0.33)                (0.47)
          Net income (loss) per
            share - diluted       $           (0.27)               (0.40)              (0.33)                (0.47)

 (18)    Subsequent Events (Unaudited)

       On October 22, 2002, the Company executed three Share Subscription Agreements and three Registration Rights Agreements (the Agreements) with three individual private investors (the Investors), for the total sale of 451,359 common shares and 1,736,141 preferred shares. Both the common shares and preferred shares will be sold at a price of $1.70 per share. A proposal to permit conversion of those preferred shares into common shares will be placed before the shareholders at the next shareholder annual meeting in February 2003.

       There are certain terms precedent to the Agreements which must be met prior to closing. The Company expects all terms to be met and the closing of the purchases to occur in early December 2002. There are further terms precedent to the Agreements which must be approved by shareholders and will be submitted to shareholders for approval at the Company's next annual meeting in February 2003. On October 25, 2002 the Company received an $80,000 conditional deposit from each of the three investors. The total proceeds for the investment of $3,718,750 (less approximately $200,000 of estimated closing costs and less the $240,000 deposit already collected) are expected to be received by the Company in early December 2002 at closing.

                                                                     (Continued)

            INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 2002 and 2001

       The amount of consideration received by the Company was the result of arm's length negotiations between the Company and the Investors, based on the evaluation of the estimated per-share book value of the Company's common shares. At the time the agreements were executed, the previous 5 day average closing price for the Company's common shares was $.62 per share.

       Pursuant to the Agreements, the Board of Directors of the Company has agreed to appoint one of the new investors as CEO-designate. Additionally, the Board has appointed another of the investors as President-designate. The Company has entered into employment agreements with both of these individuals. Each of the employment agreements are for a three year term commencing on October 22, 2002 and include annual base compensation and participation in a bonus to be determined by the Board of Directors. In the event of termination of the employment agreements by the Company other than for cause, as defined, or if the executive resigns as a result of a breach by the Company, the agreement provides for payments to such individual in an amount equal to 100% of his total compensation for the remaining term of the agreement or 6 months if longer, following the date of termination.

       The Agreements also require shareholder approval of a new stock option plan where the CEO-designate and President-designate each receive 275,000 stock options for the Company's common stock at an exercise price of $2.50 per share, with a three-year vesting.

       The terms, conditions and Agreements related to these transactions are further described in the Company's 8-K filing submitted to the Securities and Exchange Commission on October 24, 2002.

       Also, on October 22, 2002, the existing compensation agreements for the Company's Executive Chairman and Chief Operating Officer, and the consulting agreement with V&A, were each modified and extended for a three-year term commencing on October 22, 2002. The extension of the term of the agreements and provisions to limit the arbitrary removal of the Executive Chairman are intended to provide a continuity of executive direction for the Company after shareholders approve the matters being presented at the next meeting of the shareholders. In the event of termination of the compensation or consulting agreements by the Company other than for cause, as defined, or if the executive resigns as a result of a breach by the Company, the agreement provides for payment to such individual and to V&A in an amount equal to 100% of the total compensation payable under the agreements for the remaining term of the agreements or 6 months if longer, following the date of termination.

       ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III

       ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
               ACT.

    The following table lists certain information about the directors, executive officers and significant employees of the Company:

                                        Director  Officer
    Name                            Age  Since     Since         Position
    --------                        --- --------  -------        --------
    Diego J. Veitia                  59  1987       1987         Director and Executive Chairman of
                                                                 the Board

    Sean M. O'Connor                 40  2002       2002         Director and CEO of the Company

    Scott J. Branch                  40  2002       2002         Director and President of the Company

    Edward R. Cofrancesco, Jr.       40  2002       2002         Director, Executive Vice President and
                                                                 COO of the Company

    Robert A. Miller, PhD            59  1998         -          Director of the Company

    John Radziwill                   55  2002         -          Director of the Company

    Jonathan C. Hinz                 40    -        1995         Chief Financial Officer and Treasurer

    Each of the Company's directors have been elected to serve until the next annual meeting of stockholders and until his respective successor is elected and qualified. Officers are elected annually by the Board of Directors.

    Diego J. Veitia founded the Company in 1987 to serve as a holding company for its subsidiaries. He has served as Chairman of the Board and director since its inception He served as Chief Executive Officer of the Company from its inception until December, 2002. He has also served as President of the Company for the following periods: from 1987 until 1991, from November 1999 through August 2000 and again from September 2001 to December, 2002. Mr. Veitia is also currently serving as Chairman of INTL TRADING. Until December, 2002, Mr. Veitia served as Chairman, Chief Executive Officer and President of IAMC, INTL TRADING and OTCL. Mr. Veitia also serves as Chairman of Veitia and

    Associates, Inc., an inactive registered investment advisor. During the last five years, Mr. Veitia has served as director of America's All Seasons Income Fund, Inc., an inactive management investment company until December, 1998. Until November 1, 2001, Mr. Veitia served as Chairman of the Board and President of International Assets Advisory Corp. ("IAAC") and Global Assets Advisors, Inc.(GAA"). From November 1, 2001 until December 13, 2001, Mr. Veitia served as Chairman of the Board and President of International Assets Advisory, LLC ("IAAL") and Global Assets Advisors, LLC ("GAAL").

    Sean M. O'Connor joined the Company in October, 2002 as Chief Executive Officer designate. In December, 2002 Mr. O'Connor was elected to the Board of Directors to assume the position vacated by Stephen A. Saker and currently serves as CEO. In November, 2002, Mr. O'Connor was also elected as President of INTL TRADING. In December, 2002 Mr. O'Connor was elected to the board of directors and as an officer of OTCL where he currently serves as CEO. Prior to joining the Company and its subsidiaries, from 1994 until 2002 Mr. O'Connor was CEO and director of Standard New York Securities, a division of Standard Bank. From 1999 until 2002 Mr. O'Connor served as Executive Director on the Board of Standard Bank London, Ltd., a U.K. registered bank and wholly owned subsidiary of the Standard Bank Group.

    Scott J. Branch joined the Company in October, 2002 as President designate. In December, 2002 Mr. Branch was elected to the Board of Directors to assume the position vacated by Jerome F. Miceli and currently serves as President. In December, 2002 Mr. Branch was also elected to the board of directors and an officer of OTCL and IAMC. Prior to joining the Company and its subsidiaries Mr. Branch was General Manager of Standard Bank London, Ltd. From 1995 until 2002. Mr. Branch was affiliated with Standard Bank and its subsidiaries and at various times was responsible for the Eastern Mediterranean Region and the Forfaiting and Syndications Group. Mr. Branch also served as a director of Standard Yatirim Menkul Kivmetler AS, a Turkish broker-dealer and Standard Aval, a Czech finance company

    Edward R. Cofrancesco, Jr. was elected as a director of the Company in March, 2002 and elected Executive Vice President of the Company effective January 1, 2002. Mr. Cofrancesco served as Senior Vice President of Capital Markets for International Assets Advisory Corporation, the Company's former subsidiary, from December, 2000 until November, 2001 when he assumed the same position with INTL TRADING. In January, 2002 Mr. Cofrancesco became Managing Director and Chief Operating Officer of INTL TRADING. During the past five years Mr. Cofrancesco has also served as a vice president of institutional sales for Lehman Brothers and as Vice President and Manager of the international trading division of Raymond James.

    Robert A. Miller, Ph.D. became a director of the Company in February, 1998. Dr. Miller has served as President of Nazareth College in Rochester, New York since 1998. In November 2000 Dr. Miller became a director of Bergmann Associates, LLC, a privately owned architectural and engineering firm with headquarters in Rochester, N.Y. Dr. Miller previously served as the Academic Vice President of Queens College in Charlotte, North Carolina from 1994 to 1998.

    John Radziwill was elected as a director in December, 2002 to assume the position vacated by Jeffrey Rush. Mr. Radziwill is currently a director of Lionheart Group, Inc., USA Micro Cap Value Co Ltd, Goldcrown Group Limited (and subsidiaries), New York Holdings Limited, Acquisitor Plc and Acquisitor Holdings (Bermuda) Ltd. In the past five years he has also served on the boards of Air Express International, Corp., Interequity Capital Corporation, GP and Radix Organization Inc. Until 1997 he was a registered representative associated with Cohmad Securities Corporation. Mr. Radziwill is a member of the Bar of England and Wales.

    Jonathan C. Hinz joined the Company in October 1995 and currently serves as Chief Financial Officer and Treasurer for the Company, INTL TRADING, IFP, IAMC and OTCL. Mr. Hinz has also served as Chief Financial Officer and Treasurer of IAAC, IAAL, GAA and GAAL until the sale of IAAL and GAAL in December 2001. Prior to November, 1999 Mr. Hinz served as Controller for the Company. Prior to joining the Company, Mr. Hinz served as Chief Financial Officer and Controller of Computer Science Innovations, Inc. from 1987 to 1995. Mr. Hinz is a certified public accountant.

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

    Based solely on the review of such reports, the Company is aware of five directors and two executive officer that had late filings under Section 16(a).

    Jerome F. Miceli, a director of the Company, did not report in a timely manner under Section 16(a) a stock option awarded on October 5, 2001 for 15,000 shares of common stock, with a strike price of $0.90 per share. Mr. Miceli subsequently reported this transaction on a Form 5 filed on January 9, 2002. Diego J. Veitia, a director of the Company, did not report in a timely manner under Section 16(a) a stock option awarded on October 5, 2001 for 25,000 shares of common stock, with a strike price of $0.99 per share. Mr. Veitia subsequently reported this transaction on a Form 5 filed on August 28, 2002. Steven A. Saker, a director of the Company, did not report in a timely manner under Section 16(a) a stock option awarded on October 5, 2001 for 20,000 shares of common stock, with a strike price of $0.90 per share. Mr. Saker subsequently reported this transaction on a Form 5 filed on August 28, 2002. Jeffrey Rush, a former director of the Company, did not report in a timely manner under Section 16(a) a stock option awarded on October 5, 2001 for 15,000 shares of common stock, with a strike price of $0.90 per share. Mr. Rush subsequently reported this transaction on a Form 5 filed on December 17, 2002. Robert A. Miller, a director of the Company, did not report in a timely manner under Section 16(a) a stock option awarded on October 5, 2001 for 15,000 shares of common stock, with a strike price of $0.90 per share. Mr. Miller subsequently reported this transaction on a Form 5 filed on December 17, 2002. Jonathan C. Hinz, an executive officer of the Company, did not report in a timely manner under Section 16(a) a stock option awarded on October 5, 2001 for 20,000 shares of common stock, with a strike price of $0.90 per share. Mr. Hinz subsequently reported this transaction on a Form 5 filed on August 28, 2002. Tresa N. Veitia-Williamson, a former executive officer of the Company, did not report in a timely manner under Section 16(a) a stock option awarded on January 3, 2002, 2001 for 9,000 shares of common stock, with a strike price of $0.65 per share. Ms. Veitia-Williamson subsequently reported this transaction on a Form 5 filed on August 28, 2002.

    The Company believes that during fiscal year 2002, all other executive officers and directors complied with the Section 16(a) requirements.

    ITEM 10. EXECUTIVE COMPENSATION.

    Information with respect to this item will be contained in the Proxy Statement for the 2002 Annual meeting of Shareholders, which is incorporated herein by reference.

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information with respect to this item will be contained in the Proxy Statement for the 2002 Annual meeting of Shareholders, which is incorporated herein by reference.

    ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to this item will be contained in the Proxy Statement for the 2002 Annual meeting of Shareholders, which is incorporated herein by reference.

    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The Company's consolidated financial statements are listed in the index set forth in Item 7 on this Form 10-KSB. Financial statement schedules are not required under the related instructions of the SEC or are inapplicable, and therefore, have been omitted.

    (b) No reports were filed on Form 8-K during the last quarter of the period covered by this report.

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

    (10.2.b) The Company's International Assets Advisory Corporation Employee
             Stock Ownership Plan and Trust ("ESOP"), Amendment 1994-1, dated July 19, 1994, is incorporated by reference to Exhibit 10.3(b), of the Registrant's Registration Statement on Form S-8 (No.333-10727), filed with the SEC on August 23, 1996.

    (10.2.c) The Company's International Assets Advisory Corporation Employee
             Stock Ownership Plan and Trust ("ESOP"), Amendment 1994-1, dated December 30, 1994, is incorporated by reference to Exhibit 10.3(c), of the Registrant's Registration Statement on Form S-8 (No. 333-10727), filed with the SEC on August 23, 1996.

    (10.2.d) The Company's International Assets Advisory Corporation Employee
             Stock Ownership Plan and Trust ("ESOP"), Amendment 1995-1, dated July 21, 1995, is incorporated by reference to Exhibit 10.3(d), of the Registrant's Registration Statement on Form S-8 (No.333-10727), filed with the SEC on August 23, 1996.

    (10.2.e) The Company's International Assets Advisory Corporation 401(k)
             Profit Sharing Plan, entered into as of May 1, 1999 is incorporated by reference to Exhibit 10.2(e) of the Registrant's Form 10-KSB filed with the SEC for the fiscal year ended September 30, 1999.

    (10.2.f) The Company's International Assets Advisory Corporation 401(k)
             Profit Sharing Plan, Amendment 2000-I is incorporated by reference to Exhibit 10.2.f of the Registrant's Form 10-KSB filed with the SEC for the fiscal year ended September 30, 2001.

    (10.12) The Company's Employment Agreement, entered into as of March 24, 1999, between the Company and Diego J. Veitia, is incorporated by reference to Exhibit 10.12 of Form 10-QSB, for the quarterly period ending June 30, 1999, as filed with the SEC on August 12, 1999.

    (10.12.a)The Company's Employment Agreement, entered into as of March 24,
             1999, letter amendment, between the Company and Diego J. Veitia, dated June 29, 2001 is incorporated by reference to Exhibit 10.12.a of Form 10-QSB, for the quarterly period ending June 30, 2001, as filed with the SEC on August 6, 2001.

    (10.12.b)*The Company's Employment Agreement, entered into as of October 1,
             2002, between the Company and Diego J. Veitia, is attached hereto as Exhibit 10.12.c.

    (10.16) The Company's Purchase Agreement, dated August 24, 2001, by and among the Company, International Assets Advisory, LLC, Global Assets Advisors, LLC and Lakeside Assets, LLC, as amended by Amendment No.1, dated October 1, 2001 is incorporated by reference to Item 7, Exhibit 2 of Form 8-K, as filed with the SEC on December 27, 2001.

    (10.17) The Company's Lease dated October 31, 2001, by and between Emerson International, Inc. and the Company is incorporated by reference to
             Exhibit 10.17 of Form 10-KSB, for the fiscal year ended September 30, 2001, as filed with the SEC on January 14, 2002.

    (10.18) The Company's Employment Agreement, entered into as of January 1, 2002, between the Company and Edward R. Cofrancesco, dated June 4, 2002, is incorporated by reference to Item 6, Exhibit 10.18 of Form 10-QSB, for the quarterly period ending June 30, 2002, as filed with the SEC on August 13, 2002.

    (10.18.a)*The Company's Employment Agreement, entered into as of October 1,
             2002, between the Company and Edward R. Cofrancesco, is attached hereto as Exhibit 10.18.a.

    (10.19) *The Company's Consulting Agreement, entered into as of September 1, 2002, between the Company and Veitia and Associates, Inc., is attached hereto as Exhibit 10.12.b.

    (10.20) The Company's Share Subscription Agreement, dated October 22, 2002, by and between the Company, and Sean O'Connor, is incorporated by reference to Item 7, Exhibit I of Form 8-K, as filed with the SEC on October 24, 2002.

    (10.20.a)The Company's First Amendment to Share Subscription Agreement, dated December 6, 2002, by and between the Company, and Sean O'Connor, is incorporated by reference to Item 7, Exhibit 1 of Form 8-K, as filed with the SEC on December 10, 2002.

    (10.21) The Company's Share Subscription Agreement, dated October 22, 2002, by and between the Company, and Scott Branch, is incorporated by reference to Item 7, Exhibit II of Form 8-K, as filed with the SEC on October 24, 2002.

    (10.21.a)The Company's First Amendment to Share Subscription Agreement, dated December 6, 2002, by and between the Company, and Scott Branch, is incorporated by reference to Item 7, Exhibit 2 of Form 8-K, as filed with the SEC on December 10, 2002.

    (10.22) The Company's Share Subscription Agreement, dated October 22, 2002, by and between the Company, and John Radziwill, is incorporated by reference to Item 7, Exhibit III of Form 8-K, as filed with the SEC on October 24, 2002.

    (10.22.a)The Company's First Amendment to Share Subscription Agreement, dated December 6, 2002, by and between the Company, and John Radziwill, is incorporated by reference to Item 7, Exhibit 3 of Form 8-K, as filed with the SEC on December 10, 2002.

    (10.23) The Company's Employment Agreement, dated October 22, 2002, by and between the Company, and Sean O'Connor, is incorporated by reference to Item 7, Exhibit IV of Form 8-K, as filed with the SEC on October 24, 2002.

    (10.24) The Company's Employment Agreement, dated October 22, 2002, by and between the Company, and Scott Branch, is incorporated by reference to Item 7, Exhibit V of Form 8-K, as filed with the SEC on October 24, 2002.

    (10.25) The Company's Registration Rights Agreement, dated October 22, 2002, by and between the Company, and Sean O'Connor, is incorporated by reference to Item 7, Exhibit VI of Form 8-K, as filed with the SEC on October 24, 2002.

    (10.25.a)The Company's First Amendment to Registration Rights Agreement, dated December 6, 2002, by and between the Company, and Sean O'Connor, is incorporated by reference to Item 7, Exhibit 4 of Form 8-K, as filed with the SEC on December 10, 2002.

    (10.26) The Company's Registration Rights Agreement, dated October 22, 2002, by and between the Company, and Scott Branch, is incorporated by reference to Item 7, Exhibit VII of Form 8-K, as filed with the SEC on October 24, 2002.

    (10.26.a)The Company's First Amendment to Registration Rights Agreement, dated December 6, 2002, by and between the Company, and Scott Branch, is incorporated by reference to Item 7, Exhibit 5 of Form 8-K, as filed with the SEC on December 10, 2002.

    (10.27) The Company's Registration Rights Agreement, dated October 22, 2002, by and between the Company, and John Radziwill, is incorporated by reference to Item 7, Exhibit VIII of Form 8-K, as filed with the SEC on October 24, 2002.

    (10.27.a)The Company's First Amendment to Registration Rights Agreement, dated December 6, 2002, by and between the Company, and John Radziwill, is incorporated by reference to Item 7, Exhibit 6 of Form 8-K, as filed with the SEC on December 10, 2002.

    (10.28) The Company's Assignment and Assumption Agreement, dated December 6, 2002, by and between the Company, Sean O'Connor and The St. James Trust, is incorporated by reference to Item 7, Exhibit 7 of Form 8-K, as filed with the SEC on December 10, 2002.

    (10.29) The Company's Assignment and Assumption Agreement, dated December 6, 2002, by and between the Company, Scott Branch and Barbara Branch, is incorporated by reference to Item 7, Exhibit 8 of Form 8-K, as filed with the SEC on December 10, 2002.

    (10.30) The Company's Assignment and Assumption Agreement, dated December 6, 2002, by and between the Company, John Radziwill and Goldcrown Asset Management Limited, is incorporated by reference to Item 7,
             Exhibit 9 of Form 8-K, as filed with the SEC on December 10, 2002.

    (21)*    The Company's list of subsidiaries is attached hereto as Exhibit 21

    (99.1)* The Company's Certification of CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (99.2)* The Company's Certification of CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    ---------------
    *Filed herewith

    ITEM 14. CONTROLS AND PROCEDURES

    Evaluation of Disclosure Controls and Procedures

    The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

    Changes in Internal Controls

    The Company made no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.

               INTERNATIONAL ASSETS HOLDING CORPORATION

    Dated: December 23, 2002                         By: /s/ Sean M. O'Connor
                                                         --------------------
                                                         Sean M. O'Connor,
                                                         Chief Executive Officer


    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

    Signature                                          Title                                     Date
    -----------                                        -------                                   ----
    /s/ Diego J. Veitia              Director and Executive Chairman                December 23, 2002
    -------------------                     of the Board
       Diego J. Veitia


    /s/ Sean M. O'Connor             Director and Chief Executive Officer           December 23, 2002
    --------------------
       Sean M. O'Connor

    /s/ Scott J. Branch              Director and President                         December 23, 2002
    -------------------
       Scott J. Branch

    /s/ Edward R. Cofrancesco        Director and Chief Operating Officer           December 23, 2002
    --------------------------
       Edward R. Cofrancesco

    /s/ Robert A. Miller             Director                                       December 23, 2002
    --------------------
       Robert A. Miller

    /s/ John Radziwill               Director                                       December 23, 2002
    ------------------
       John Radziwill

    /s/ Jonathan C. Hinz             Chief Financial Officer and                    December 23, 2002
    --------------------                    Treasurer
       Jonathan C. Hinz

    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
    Section 302 of the Sarbanes-Oxley Act of 2002

    In connection with the Annual Report of International Assets Holding Corporation (the "Company") on Form 10-KSB for the year ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Sean M. O'Connor, Chief Executive Officer of registrant, certify, pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

    (1) I have reviewed this annual report on Form 10-KSB of International Assets Holding Corporation;

    (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

    (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report; and

    (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    (6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Dated:   December 23, 2002
    By: /s/ Sean M. O'Connor
    Chief Executive Officer

    This certification accompanies this Annual Report on Form 10-KSB pursuant to
    Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of
    Section 18 of the Securities Exchange Act of 1934, as amended.

    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
    Section 302 of the Sarbanes-Oxley Act of 2002

    In connection with the Annual Report of International Assets Holding Corporation (the "Company") on Form 10-KSB for the year ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Jonathan C. Hinz, Chief Financial Officer of registrant, certify, pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

    (1) I have reviewed this annual report on Form 10-KSB of International Assets Holding Corporation;

    (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

    (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report; and

    (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    (6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Dated:   December 23, 2002
    By: /s/ Jonathan C. Hinz
    Chief Financial Officer

    This certification accompanies this Annual Report on Form 10-KSB pursuant to
    Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of
    Section 18 of the Securities Exchange Act of 1934, as amended.

                                  Exhibit Index

                               Exhibit Description

    Exhibit Number

   (10.12.b)  The Company's Employment Agreement, entered into as of October 1,
              2002, between the Company and Diego J. Veitia, is attached hereto as Exhibit 10.12.c.

   (10.18.a)  The Company's Employment Agreement, entered into as of October 1,
              2002, between the Company and Edward R. Cofrancesco, is attached hereto as Exhibit 10.18.a.

   (10.19) The Company's Consulting Agreement, entered into as of September 1, 2002, between the Company and Veitia and Associates, Inc., is attached hereto as Exhibit 10.12.b.

   (21)       The Company's list of subsidiaries is attached hereto as Exhibit
              21.

   (99.1) The Company's Certification of CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (99.2) The Company's Certification of CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.