Form 10QSB
period 2002-12-31
INTERNATIONAL ASSETS HOLDING CORP
filed 2003-02-14
CIK 913760

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number 33-70334-A

INTERNATIONAL ASSETS

HOLDING CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	59-2921318
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

220 East Central Parkway, Suite 2060

Altamonte Springs, FL 32701

(Address of principal executive offices)

(407) 741-5300

(Issuer’s telephone number)

NA

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐.

The number of shares outstanding of Voting Common Stock was 2,367,367 as of February 12, 2003.

Transitional small business disclosure format  Yes  ☐  No  ☒

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2002	September 30, 2002
Assets
Cash	$3,265,855	$56,158
Cash and cash equivalents deposited with clearing organization	1,924,197	4,427,445
Receivable from clearing organization, net	497,198	—
Other receivables	7,500	200,000
Loans to officers	18,785	21,468
Securities owned, at market value	4,229,111	5,772,672
Deferred income tax asset, net	403,441	540,766
Property and equipment, at cost:
Equipment, furniture and leasehold improvements	509,843	596,726
Less accumulated depreciation and amortization	(274,086)	(445,399)

Net property and equipment	235,757	151,327
Software development, net of accumulated amortization of $809,577 at December 2002 and $752,784 at September 2002	225,924	282,718
Deposit with clearing organization	500,000	—
Prepaid expenses and other assets, net of accumulated amortization of $2,000 at December 2002 and September 2002	255,368	119,625

Total assets	$11,563,136	$11,572,179

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$86,059	$81,535
Foreign currency sold, not yet purchased	9,647	15,773
Securities sold, not yet purchased, at market value	2,955,528	5,796,820
Payable to clearing organization, net	—	1,024,728
Accrued employee compensation and benefits	284,563	240,072
Accrued expenses	112,746	109,883
Other liabilities	223,173	49,686

Total liabilities	3,671,716	7,318,497

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 2,187,500 Series A, non-voting shares at December 2002	21,875	—
Common stock, $.01 par value. Authorized 8,000,000 shares; issued and outstanding 2,367,367 shares at December 2002 and 2,375,575 shares at September 2002	23,674	23,756
Additional paid-in capital	11,431,710	8,026,131
Retained deficit	(3,585,839)	(3,796,205)

Total stockholder’s equity	7,891,420	4,253,682

Total liabilities and stockholders’s equity	$11,563,136	$11,572,179

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months Ended December 31, 2002 and 2001

(Unaudited)

	2002	2001
Revenues:
Net dealer inventory and investment gains	$2,036,370	$1,019,755
Commissions (note 2)	—	401,212
Management and investment advisory fees (note 2)	—	6,292
Interest income (expense), net	4,247	6,176
Dividend income (expense), net	(1,377)	4,419
Other revenues	1,504	1,816

Total revenues	2,040,744	1,439,670

Expenses:
Compensation and benefits	$731,272	$733,579
Clearing and related expenses	429,953	439,942
Promotion	82,667	36,787
Occupancy and equipment rental	82,934	138,935
Professional fees	181,737	46,834
Insurance	43,417	43,246
Depreciation and amortization	77,156	111,578
Other expenses	63,916	131,896

Total expenses	1,693,052	1,682,797

Operating income (loss) before gain on sale of retail activity and income tax expense	347,692	(243,127)
Gain on sale of retail activity (note 2)	—	413,009

Income before income taxes	347,692	169,882
Income tax expense	137,325	67,201

Net income	$210,367	$102,681

Earnings per share:
Basic	$0.09	$0.04

Diluted	$0.09	$0.04

Weighted average number of common shares outstanding:
Basic	2,375,486	2,310,898

Diluted	2,435,895	2,311,500

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended December 31, 2002 and 2001

(Unaudited)

	2002	2001
Cash flows from operating activities:
Net income	$210,367	102,681
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	77,156	111,578
Deferred income taxes	137,325	67,201
Gain on sale of retail activity	—	(413,009)
Loss on disposals of property and equipment	10,851	—
Cash provided by (used in) changes in:
Receivable from and payable to clearing organization, net	(1,521,926)	806,450
Other receivables	192,500	(55,484)
Securities owned, at market value	1,543,561	(1,003,045)
Deposit with clearing organization	(500,000)	—
Prepaid expenses and other assets	(135,743)	(22,156)
Foreign currency sold, not yet purchased	(6,126)	(203,002)
Securities sold, not yet purchased, at market value	(2,841,292)	1,305,715
Accounts payable	4,524	(235,840)
Accrued employee compensation and benefits	44,491	(246,675)
Accrued expenses	2,863	(13,051)
Payable to joint venture	—	(2,032)
Other liabilities	173,487	26

Net cash (used in) provided by operating activities	(2,607,962)	199,357

Cash flows from investing activities:
Proceeds from sale of retail activity	—	827,240
Proceeds from sale of property	4,750	—
Collections from loans to officers	2,683	3,500
Costs of additional property and equipment	(120,393)	(1,971)

Net cash (used in) provided by investing activities	(112,960)	828,769

Cash flows from financing activities:
Sale of preferred stock, net of costs of acqusition	3,435,571	—
Sale of common stock with sale of retail activity	—	80,000
Acquisition of common shares related to terminated 401k and RSP participants	(8,200)	—

Net cash provided by financing activities	3,427,371	80,000

Net increase in cash and cash equivalents	706,449	1,108,126
Cash and cash equivalents at beginning of period	4,483,603	1,011,301

Cash and cash equivalents at end of period	$5,190,052	2,119,427

Supplemental disclosure of cash flow information:
Cash paid for interest	$193	519

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2002

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of Management, such financial statements reflect all adjustments (consisting of normal recurring items) necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended September 30, 2002, filed on Form 10-KSB (SEC File Number 33-70334-A).

Current Subsidiaries and Operations

As used in this Form 10-QSB, the term “Company” refers, unless the context requires otherwise, to International Assets Holding Corporation and its three wholly owned subsidiaries; INTL Trading, Inc. (“INTL Trading”) (formerly known as INTLTRADER.COM, INC., name changed December 9, 2002), INTL Assets, Inc. (“INTL ASSETS”) (formerly known as International Asset Management Corp., name changed January 17, 2003) and OffshoreTrader.com Ltd. (“OTCL”). All significant intercompany balances and transactions have been eliminated in consolidation.

International Assets Holding Corporation operates as a wholesale international securities firm. The Company’s primary activity is to make wholesale markets in selected international foreign ordinary shares, unlisted American Depository Receipts (ADR’S) and international bonds and fixed income securities. This activity is currently carried out through the Company’s wholly-owned subsidiary INTL Trading.

(2)	Sale of Certain Operations

On December 13, 2001 the Company sold its two wholly owned subsidiaries, International Assets Advisory, LLC and Global Assets Advisors, LLC, and its 50% membership interest in International Assets New York, LLC (IANY). In connection with the disposition transaction, the Buyer also purchased 80,000 shares of the Company’s common stock. The Company received total proceeds of $907,240 for these sale transactions. The Company allocated $827,240 of the proceeds to the sale of the two wholly owned subsidiaries and the 50% interest in IANY. The Company allocated $80,000 of the proceeds to the sale of common shares based on the fair market value of the stock.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

The Company had a book basis of $414,231 related to the sale of the two wholly owned subsidiaries and IANY. The $413,009 gain on sale of retail activity recorded in 2002 was determined by deducting the book basis of $414,231 from the proceeds of $827,240.

Commission revenues from retail private client securities brokerage activity amounted to $0 and $401,212 for the three months ended December 31, 2002 and 2001, respectively. Though certain costs associated with this activity are distinct and clearly identifiable; many are not and management has not historically operated, monitored or specifically allocated expenses to this activity in such a manner as to determine profitability by activity. In the same sale transaction, International Assets Holding Corporation agreed to sell its money management activity, which had revenues from management and investment advisory fees of $0 and $6,292 for the three months ended December 31, 2002 and 2001, respectively. The money management activity was primarily related and tied into the retail private client activity including the same sales staffing, operations and research support. It was separated for purposes of securities licensing and regulation.

(3)	Effects of Recent Accounting Pronouncements and Interpretations

In December 2002 the FASB issued SFAS No. 148—Accounting for Stock—Based Compensation—Transition and Disclosure. This SFAS amends SFAS No. 123 -Accounting for Stock—Based Compensation to provide alternative methods of transition for entities electing the fair value based method of accounting for stock—based employee compensation. This SFAS also requires additional and more prominent disclosure related to accounting methods used for stock -based employee compensation and pro forma amounts related to any period accounted for under the intrinsic method of Opinion 25. The Company will continue its policy to utilize APB 25 for the treatment of its stock based compensation. The Company is currently evaluating the effects of the disclosure provisions of SFAS 148.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees for Others.” The interpretation addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. These disclosure requirements are included in the Commitments and Contingencies disclosure within this Form 10Q. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company has evaluated the provisions of

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

Interpretation 45 and determined it has one disclosure item. In December 2001, as part of the sale identified in Note 2 above, the Company assumed responsibility for any liabilities related to prior operations of the institutional trading desk. This assumption of liabilities was provided because the Company’s trading desk was previously operated under the subsidiary (International Assets Advisory Corp) that was sold in December 2001. Accordingly, the buyer of the subsidiary never managed the trading activity and did not receive any future benefits from the trading activity. As of this date the Company knows of no material matters related to this responsibility and accordingly has not recorded any related provision.

In January 2003 the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The interpretation addresses the consolidation of variable interest entities. The Company has evaluated the provisions of Interpretation No. 46 and determined it does not have any significant interests in any variable interest entities.

(4)	Agreements for Sale of Preferred Stock and Change in Management

On October 22, 2002, the Company executed three Share Subscription Agreements and three Registration Rights Agreements (the “Agreements”) with three individual private investors for the sale of common shares and preferred shares. On December 6, 2002, the Company and three Investors signed amended agreements, including Share Subscription Agreements, to close the investment transaction originally agreed to on October 22, 2002. The terms of the investment were amended to provide for the purchase of only shares of Series A Preferred stock, which are non-voting and non-convertible. As a result, additional capital of $3,718,750 ($3,427,371 net proceeds after transaction costs of $283,179) has been invested in the Company in the form of 2,187,500 Series A Preferred shares at a price of $1.70 per preferred share. The transaction will be presented to the shareholders for approval at the shareholders’ meeting on February 28, 2003 and shareholders will also be asked to approve a provision providing for the convertibility of the preferred shares into common stock on a one-for-one basis. If the stockholders do not approve the provision, the investors will have the right to redeem, and the Company will have the right to repurchase, the Series A Preferred shares at $1.70 per share.

Pursuant to the Agreements executed on October 22, 2002, the Company agreed to appoint each of the new investors to the Board of Directors and the Board of Directors of the Company agreed to appoint one of the new investors as CEO and another of the investors as President. The Company has entered into employment agreements with both of these individuals. There are further terms precedent to the Agreements including approval of a new stock option plan and an amendment of the Company’s Certificate of Incorporation to require at least a 75% vote of stockholders to remove or change the Chairman of the Board, which must be approved by shareholders at the annual meeting.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

The terms, conditions and Agreements related to these transactions are further described in the Company’s two 8-K filings submitted to the Securities and Exchange Commission on October 24, 2002 and December 10, 2002. These SEC filings can also be viewed on the Company’s website at www.intlassets.com.

(5)	Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. These changes had no impact on previously reported results of operations or stockholders’ equity.

(6)	Basic and Diluted Earnings Per Share

Basic earnings per share for the three months ended December 31, 2002 and 2001 have been computed by dividing net income by the weighted average number of common shares outstanding.

Options to purchase 527,146 and 532,434 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended December 31, 2002 and 2001, respectively, because their exercise prices exceeded the average market price of common shares for the period.

For the Three Months Ended December 31,	2002	2001
Diluted Earnings Per Share
Numerator:
Net income	$210,367	$102,681
Denominator:
Weighted average number of common shares and dilutive potential common shares outstanding	2,435,895	2,311,500

Diluted earnings per share	$0.09	$0.04

(7)	Interest Income (Expense), net and Dividend Income (Expense), net

For the Three Months Ended December 31,	2002	2001
Interest income and interest (expense), net, are comprised as follows:
Interest income	$4,440	6,695
Interest expense	(193)	(519)

Net	4,427	6,176

Dividend income and dividend (expense), net, are comprised as follows:
Dividend income	$18,053	22,241
Dividend expense	(19,430)	(17,822)

Net	(1,377)	4,419

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(8)	Securities Owned and Securities Sold, But Not Yet Purchased, at market value

Securities owned and Securities sold, not yet purchased at December 31, 2002 and September 30, 2002 consist of trading and investment securities at quoted market values as follows:

	Owned	Sold, not yet purchased
December 31, 2002:
Common stock and American Depository Receipts	1,777,902	603,017
Foreign ordinary stock paired with its respective American Depository Receipt	2,358,216	2,351,167
Corporate and municipal bonds	29,438	—
Foreign government obligations	1,213	—
Other investments	62,342	1,344

Total	$4,229,111	2,955,528

September 30, 2002:
Common stock and American Depository Receipts	1,080,710	1,046,074
Foreign ordinary stock paired with its respective American Depository Receipt	4,566,045	4,748,282
Corporate and municipal bonds	57,814	—
Foreign government obligations	2,233	—
Other investments	65,870	5,464

Total	$5,772,672	5,796,820

(9)	Receivable From and Payable to Clearing Organization

Amounts receivable from and payable to clearing organization at December 31, 2002 and September 30, 2002 consist of the following:

	Receivable	Payable
December 31, 2002:
Open transactions, net	$566,978	—
Clearing fees and related charges payable	—	69,780

	$566,978	69,780

September 30, 2002:
Open transactions, net	$—	978,703
Clearing fees and related charges payable	—	46,025

	$—	1,024,728

As these amounts are short-term in nature, the carrying amount is a reasonable estimate of fair value.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(10)	Leases

The Company occupies leased office space of approximately 5,100 square feet at 220 E. Central Parkway, Altamonte Springs, Florida. The commencement date of this Florida lease was February 1, 2002, with six months free rent, and a seven year term to July 31, 2009. The Company also occupies leased office space of approximately 3,700 square feet at 708 Third Avenue 7th Floor, New York, New York. The commencement date of this New York lease was December 13, 2002, with two months free rent, and a forty-four month term to September 29, 2006. The Company also occupies leased office space of approximately 310 square feet in a full-service office facility at 1111 Brickell Avenue, 11 Floor, Miami, Florida. The commencement date of this Miami lease was December 18, 2002, with free base rent for December 2002 and January 2003, and a expiration date of January 31, 2004.

The Company is obligated under various noncancelable operating leases for the rental of its office facilities, service obligations and certain office equipment. Rent expense associated with operating leases amounted to $81,843 and $20,737 for the three months ended December 31, 2002, and 2001, respectively. The future minimum lease payments under noncancelable operating leases are as follows:

Fiscal Year (12 month period) Ending September 30,

2003	443,500
2004	378,000
2005	253,600
2006	217,300
2007	114,900
Thereafter	203,700

Total future minimum lease payments	$1,611,000

(11)	Stock Option Plan

During the three months ended December 31, 2002, 407,000 incentive stock options were granted to employees. In addition, 26,974 incentive stock options were cancelled due to employee terminations. As of December 31, 2002 the Company had 907,250 options outstanding.

Incentive Stock Options (Granted during the three months ended December 31, 2002)

Options Granted	Grant Date	Exercise Price	Expiration Date	Exercisable
285,000	12/06/02	$2.50	12/6/12	(a)
20,000	12/06/02	$1.30	12/6/12	(a)
102,000	12/06/02	$1.30	12/6/12	(b)

407,000

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(a)	Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three. These options are 100% exercisable upon a change in control of the Company.

(b)	Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three.

As the strike price on the date of grant for each option was above or equal to the fair market value of a share of common stock on that date, the Company did not recognize any compensation cost associated with such grants.

(12)	Commitments and Contingent Liabilities

The Company is party to certain litigation as of December 31, 2002, which relates primarily to matters arising in the ordinary course of business. While the Company cannot absolutely predict the outcome of these actions at this time, it is the opinion of management, given the probability of success by the Company, that the resolution of these matters will not have a material adverse effect on the consolidated financial condition of the Company.

INTL Trading executed a fully disclosed clearing agreement dated November 15, 2002 with the Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation (“Pershing”). The Company began trading its new fixed income business in early January 2003 under this new clearing agreement with Pershing. The Company intends to transfer its equity trading business to Pershing during the quarter ended March 31, 2003. The terms of the clearing agreement include an early termination fee of $100,000 payable by the Company if the Company were to leave in one year; $50,000 in two years; or reasonable and documentable deconversion-related expenses in year three or thereafter.

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Certain statements in this discussion may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate and securities market fluctuations, competition from within and from outside the investment brokerage industry, new products and services in the investment brokerage industry, changing trends in customer profiles and changes in laws and regulation applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that the actual results, performance or achievement of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors.

Readers are cautioned not to place undue reliance on these forward-looking statements.

The Company’s principal operating activities, market-making and trading in international securities are highly competitive and extremely volatile. The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations.

Results of Operations:

On December 6, 2002 the Company received $3,718,750 ($3,427,371 net proceeds after transaction costs of $283,179) from the sale of 2,187,500 Series A Preferred, non-convertible and non-voting shares. At the annual meeting of the shareholders scheduled for February 28, 2003, the shareholders will be asked to approve a provision within the share subscription agreements which governed the terms of this transaction that requires the shareholders to approve the conversion of the preferred shares into common stock on a one-for-one basis. If the shareholders do not approve the provision, the investors will have the right to redeem, and the Company will have the right to repurchase, the Series A Preferred shares at $1.70 per share.

The Company intends to use the proceeds received from the sale of the Series A Preferred Stock to expand its existing activities and commence activities in related international markets which management believes are suited to the Company’s size and expertise. As a first step in realizing this objective, the Company has hired two experienced fixed-income traders and opened an office at 708 3rd Avenue, New York City which commenced operations in January, 2003.

As of December 31, 2002 the Company had 22 full time employees. Included in this number are two new senior executives which were appointed as part of the provisions in the share subscription agreements referenced above.

The Company reported net income of $210,367 for the quarter ended December 31, 2002, which equates to $0.09 per diluted share. This compares to net income of $102,681, or $.04 cents per share, for the quarter ended December 31, 2001.

Quarter Ended December 31, 2002 as Compared to the Quarter Ended December 31, 2001

The Company’s revenues are now derived primarily from trading revenue (net dealer inventory and investment gains). Total revenues for the quarter ended December

31, 2002 were $2,040,744, an increase of 42% over the quarter ended December 31, 2001. The increase in trading revenue stems from the development of new wholesale client relationships and retention of existing clients.

For the quarter ended December 31, 2002, 99.8% of the Company’s revenues were derived from trading revenue while for the quarter ended December 31, 2001, 71% of the Company’s revenues were derived from trading revenue and 28% of revenues were derived from commissions. The change in revenue composition reflects the re-focusing of the business on wholesale trading and the sale of the retail brokerage.

The quarter ended December 31, 2001 included revenues from commissions of $401,212 and management and investment advisory fees of $6,292. Due to the re-focusing of the business, the consequent sale of the retail brokerage operation and the investment advisory business in December, 2001 no additional revenue was generated in these categories during the quarter ended December 31, 2002.

Interest income (expense), net was $4,247 for the quarter ended December 31, 2002 compared to $6,176 for the quarter ended December 31, 2001. This decrease is due to lower balances of interest producing assets, including money market balances, and lower market rates during the quarter ended December 31, 2002 compared to the same period in 2001.

Dividend income (expense), net was ($1,377) for the quarter ended December 31, 2002 compared to $4,419 for the quarter ended December 31, 2001.

Total expenses increased by approximately 1% to $1,693,052 for the quarter ended December 31, 2002, up from $1,682,797 for the same period in 2001. This increase in total expenses is mainly due to increases in professional fees and promotion expense largely offset by reductions in occupancy and equipment rental, depreciation and amortization and other expenses.

In the quarter ended December 31, 2002, 43% of total expenses relate directly to compensation and benefits, with 35% of compensation and benefits expense being variable, performance based incentives paid to traders. Clearing and related expense accounted for 25% of total expenses, promotion expense 5%, occupancy and equipment rental expense 5% and professional fees 11%.

Compensation and benefits expense for the quarter ended December 31, 2002 decreased by less than 1% to $731,272 compared to $733,579 for the quarter ended December 31, 2001. This slight decrease in compensation and benefits expense was due to decreases in commission expense and decreases from the reduction in the number of employees prior to the sale of the retail activity in December 2001. These decreased costs were largely offset by increases in performance based compensation due to the corresponding increased revenues and profitability as well as increases for new employees.

Clearing and related expenses decreased 2% to $429,953 for the quarter ended December 31, 2002, down from $439,942 for the quarter ended December 31, 2001. This decrease is related to a decrease in ADR conversion fees largely offset by an increase in clearing fees due to an increase in the total number of trades processed.

Total promotion expense increased by approximately 125% to $82,667 for the quarter ended December 31, 2002 compared to $36,787 during the quarter ended December 31, 2001. This increase is primarily due to incremental promotion activities undertaken to support the Company’s ongoing operations.

Occupancy and equipment rental expense decreased by 40% to $82,934 for the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001 due to a relocation in February, 2002 to less costly leased office space. Offsetting a portion of this saving are several new equipment leases for telephone and computer equipment. The annualized net savings from this office relocation are currently anticipated to be over $150,000. The Company has also entered into a four-year lease for its newly established office in New York, which became effective in December 2002 and operational in January 2003. Future occupancy and equipment rental expenses will reflect the annual commitment of $77,700 for this new lease.

Professional fees increased by approximately 288% to $181,737 for the quarter December 31, 2002 compared to the quarter ended December 31, 2001 due to legal fees related to the arbitration and injunction matters further discussed in Part II, Item 1 of this Form 10-QSB.

Insurance expense increased by $171 to $43,417 for the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001.

Depreciation and amortization expense decreased approximately 31% to $77,156 for the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001 due to the disposition of fixed assets related to the sale of the retail private client activity in December 2001 as well as decreased software amortization due to the completed amortization of several phases of the software development effort.

Other operating expenses decreased approximately 52% to $63,916 for the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001 due to reductions in director’s fees and expense, license and bond fees and reduced communications and technology expenses associated with the retail brokerage activity.

The Company recognized income tax expense of $137,325 during the quarter ended December 31, 2002. The amount of income taxes currently payable for the quarter ended December 31, 2002 is reduced by the utilization of the previously recognized net operating loss carryforward, a component of the deferred income tax assets. Management continues to analyze the valuation allowance of the remaining net operating loss carryforward and no change in the amount was necessary at this time.

Valuation of deferred tax assets depends upon a number of factors including the predictability of future earnings. Assuming the Company remains profitable, the ultimate realization of the net deferred tax assets, in excess of those amounts reported at December 31, 2002, could result in a future increase in reported earnings.

The Company’s effective income tax rate was approximately 40% for each of the quarters ended December 31, 2002 and 2001.

Liquidity and Capital Resources

Substantial portions of the Company’s assets are liquid. The majority of the assets consist of securities inventories, which fluctuate depending on the levels of customer business. At December 31, 2002, approximately 85% of the Company’s assets consisted of cash, cash equivalents, receivable from clearing organization and marketable securities. All assets are financed by the Company’s equity capital, short-term borrowings from securities sold, not yet purchased and other payables.

Distributions to the Company from INTL Trading, the Company’s primary source of liquidity, are restricted by applicable law and regulations. The Net Capital Rules are the primary regulatory restrictions regarding capital resources. The Company’s rights to participate in the assets of any subsidiary are also subject to prior claims of the subsidiary’s creditors, including customers of INTL Trading.

INTL Trading, a wholly owned registered securities broker-dealer subsidiary, is subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At December 31, 2002, INTL Trading had net capital of $2,812,853, which was $2,459,853 in excess of its minimum net capital requirement at that date.

The Company’s total assets and liabilities and the individual components thereof may vary significantly from period to period because of changes relating to customer needs and economic and market conditions. The Company’s total assets at December 31, 2002 and September 30, 2002, were $11,563,136 and $11,572,179, respectively. The Company’s operating activities generate or utilize cash resulting from net income or loss earned during the period and fluctuations in its assets and liabilities. The most significant fluctuations have resulted from changes in the level of customer activity and securities inventory changes resulting from proprietary arbitrage trading strategies dictated by prevailing market conditions.

In addition to normal operating requirements, capital is required to satisfy financing and regulatory requirements. The Company’s overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated capital needs of the operating subsidiaries. The excess regulatory net capital of the Company’s broker-dealer subsidiary may fluctuate throughout the year reflecting changes in inventory levels and/or composition and balance sheet components.

In the opinion of management, the Company’s existing capital and cash flow from operations will be adequate to meet the Company’s capital needs for at least the next twelve months in light of known and reasonably estimated trends.

Cash Flows

For the three months ended December 31, 2002, cash and cash equivalents increased by $706,449. Funds used in operating activities were $2,607,962 for the period ended December 31, 2002. This use of operating funds was primarily due to the change in the composition of securities owned, securities sold, not yet purchased and the net receivable and payable to clearing organization. During the three months ended December 31, 2002, the Company reported cash used in investing activities of $112,960 primarily for the purchase of property and equipment for the Company’s new office in New York. Net cash provided by financing activities was $3,427,371, which was primarily comprised of the net proceeds of $3,435,571 provided by the sale of preferred stock in December 2002 ($3,718,750 capital raised less transaction costs of $283,179).

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

Changes in Internal Controls

The Company made no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was party to certain litigation as of December 31, 2002, which related primarily to matters arising in the ordinary course of business. While the Company cannot absolutely predict the outcome of these actions at this time, it is the opinion of management, given the probability of success by the Company, that the resolution of these matters will not have a material adverse effect on the consolidated financial condition of the Company.

On January 4, 2001, the Company filed an arbitration matter with the NASD regarding several breaches (including but not limited to raiding, unfair competition and misappropriation of trade secrets) related to the sudden departure, on December 19, 2000, of the head of the foreign trading desk and his related recruitment of the entire Company’s trading staff. This arbitration claim was filed against the broker-dealer who became the employer of the recruited employees, two principals of the broker-dealer, two affiliated securities firms of the broker-dealer and two principals of those affiliated firms. On March 14, 2001, the broker-dealer who became the employer and two of its principals responded and filed a counterclaim against the Company. The Company disputes the counterclaim and intends to vigorously defend it. On March 19, 2001, the two affiliated securities firms of the broker-dealer also filed a counterclaim as well as a claim for attorney’s fees.

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

On April 1, 2002, the Company filed suit for damages, and for temporary and permanent injunctive relief in Circuit Court in Orange County, Florida. The suit was filed against a New York Stock Exchange listed company for breach of a confidentiality agreement and misappropriation of trade secrets. The Company posted a $50,000 cash bond with the court when a temporary injunction was issued. On April 9, 2002, the Circuit Court denied a motion to dissolve the temporary injunction, and on April 12, 2002, the defendant filed an appeal. On April 29, 2002, the defendant filed three motions with the Circuit Court to: 1) dissolve the temporary injunction, 2) compel an NASD arbitration and 3) dismiss the claims. Also on April 29, 2002, the defendant filed an NASD arbitration claim seeking damages in excess of $450,000 as a result of the issuance of the temporary injunction. On May 30, 2002, the Circuit Court of Orange County, Florida; 1) denied a motion to dissolve the temporary injunction, 2) reserved ruling on the motion to compel arbitration and 3) granted a motion to dismiss the original complaint while allowing the Company to amend the complaint within ten days. On November 15, 2002, the Fifth District Court of Appeals of Florida ordered the dissolution of the temporary injunction on the ground that the plaintiff had not established before the Circuit Court that money damages would not provide an adequate remedy for the Company. The Company believes it has arguments that will substantially defeat any claims that may be presented by the defendant arising from the temporary relief granted by the Circuit Court. On December 12, 2002, the NASD deferred action on whether the defendant’s claim is arbitrable until the Circuit Court addresses that issue.

The foregoing discussion contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve various risks and uncertainties with respect to current legal proceedings. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that the actual results, performance or achievement of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 2. CHANGES IN SECURITIES

c. Sale(s) of Unregistered Securities

On October 22, 2002, the Company entered into share subscription agreements and registration rights agreements with Scott Branch, Sean O’Connor and John Radziwill, three individual investors, for the sale of common shares and Series A Preferred shares pursuant to the private offering exemption under the Securities Act of 1933. Pursuant to the Agreements executed on October 22, 2002, the Company agreed to appoint Messrs. Branch, O’Connor and Radziwill to the Board of Directors of the Company and the Board of Directors of the Company agreed to appoint Sean O’Connor as Chief Executive Officer of the Company and Scott Branch as President of the Company. On December 6, 2002, the Company and the three investors signed amended agreements, including share subscription agreements, to close the investment transaction originally agreed to on October 22, 2002. The terms of the investment were amended to provide for the purchase of only 2,187,500 shares of Series A Preferred stock at a price of $1.70 per share. The Series A Preferred shares are non-voting and are convertible to common stock only upon the approval of the Company’s stockholders. As a result of the sale, additional capital of $3,718,750 was invested in the Company on December 6, 2002. No principal underwriters were involved in the transaction and, consequently, there were no underwriting discounts or commissions incurred by the Company in connection with the transaction. However, a finder’s fee is payable by the Company in connection with the transaction. The finder’s fee consists of a cash payment of $100,000 and 44,117 shares of unregistered common stock of the Company based on a price of $1.70 per share. The transaction will be presented to the shareholders at the annual shareholders’ meeting scheduled on February 28, 2003, at which time the Company’s shareholders will be asked to approve a provision providing for the convertibility of the Series A Preferred shares into common stock on a one-for-one basis. If the stockholders do not approve the provision, the investors will have the right to redeem, and the Company will have the right to repurchase, the Series A Preferred shares at $1.70 per share. The Company intends to use the proceeds received from the sale of the Series A Preferred Stock to expand its existing activities and commence activities in related international markets which management believes are suited to the Company’s size and expertise. As a first step in realizing this objective, the Company has hired two experienced fixed-income traders and opened an office at 708 3rd Avenue, New York City which commenced operations in January, 2003. Details of the transaction may also be found in reports on Form 8-K that were filed by the Company on October 24, 2002 and December 10, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a). Exhibits

(10.31)	The Company’s Fully Disclosed Clearing Agreement, entered into November 15, 2002, between the Company and the Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation.

(21)	The Company’s list of subsidiaries is attached hereto as Exhibit 21.

(99.1)	The Company’s Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2)	The Company’s Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b). Form 8-K

Two reports were filed on Form 8-K during the three months ended December 31, 2002.

On October 24, 2002 the Company announced on Form 8-K that the Company and three investors signed agreements, including Share Subscription Agreements and Registration Rights Agreements for an investment of $3,718,750 to purchase common and preferred shares.

On December 10, 2002 the Company announced on Form 8-K that the Company and three investors signed amended agreements, including Share Subscription Agreements, to close the transaction originally agreed to on October 22, 2002. The terms of the investment were amended to provide for the purchase of only shares of Series A Preferred stock, which are non-voting and non-convertible. As a result, additional capital of $3,718,750 has been invested in the Company in the form of 2,187,500 Series A Preferred shares at a price of $1.70 per preferred share. The transaction will be presented to the shareholders at the shareholders’ meeting in February 2003 and shareholders will be asked to approve a provision providing for the convertibility of the preferred shares into common stock on a one-for-one basis.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ASSETS HOLDING CORPORATION

Date 02/13/2003	/s/ Sean M. O’Connor
Sean M. O’Connor Chief Executive Officer

Date 02/13/2003	/s/ Jonathan C. Hinz
Jonathan C. Hinz Chief Financial Officer and Treasurer

CERTIFICATIONS

I, Sean M. O’Connor, Chief Executive Officer of the registrant, certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of International Assets Holding Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

(4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 13, 2003

By: /s/ Sean M. O’Connor

Chief Executive Officer

I, Jonathan C. Hinz, Chief Financial Officer of the registrant, certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of International Assets Holding Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

(4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) The registrant’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 13, 2003

By: /s/ Jonathan C. Hinz

Chief Financial Officer

Exhibit Index

Exhibit Nnmber	Description

(10.31)	The Company’s Fully Disclosed Clearing Agreement, entered into November 15, 2002, between the Company and the Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation.

(21)	The Company’s list of subsidiaries is attached hereto as Exhibit 21.

(99.1)	The Company’s Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2)	The Company’s Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.