Form 10QSB
period 2003-03-31
INTERNATIONAL ASSETS HOLDING CORP
filed 2003-05-13
CIK 913760

U.S. Securities and Exchange Commission

Washington D.C. 20549

Form 10-QSB

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number 33-70334-A

INTERNATIONAL ASSETS HOLDING CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-2921318 (IRS Employer Identification No.)

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

The issuer had 4,598,985 outstanding shares of common stock as of May 12, 2003.

Transitional small business disclosure format Yes ☐ No ☒

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2003	September 30, 2002

Assets
Cash	$171,025	$56,158
Cash and cash equivalents deposited with clearing organization	5,349,830	4,427,445
Receivable from clearing organization, net	869,080	—
Other receivables	37,084	200,000
Loans to officers	—	21,468
Securities owned, at market value	8,912,952	5,772,672
Deferred income tax asset, net	446,900	540,766
Property and equipment, at cost:
Equipment, furniture and leasehold improvements	661,712	596,726
Less accumulated depreciation and amortization	(320,528)	(445,399)

Net property and equipment	341,184	151,327
Software development, net of accumulated amortization of $866,371 at March 2003 and $752,784 at September 2002	169,131	282,718
Deposit with clearing organization	500,000	—
Prepaid expenses and other assets, net of accumulated amortization of $2,000 at March 2003 and September 2002	255,411	119,625

Total assets	$17,052,597	$11,572,179

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$136,183	$81,535
Foreign currency sold, not yet purchased	20,751	15,773
Securities sold, not yet purchased, at market value	4,691,608	5,796,820
Payable to clearing organization, net	3,733,600	1,024,728
Accrued employee compensation and benefits	217,273	240,072
Accrued expenses	173,753	109,883
Other liabilities	196,656	49,686

Total liabilities	9,169,824	7,318,497

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 0 shares	—	—
Common stock, $.01 par value. Authorized 8,000,000 shares; issued and outstanding 4,598,985 shares at March 2003 and 2,375,575 shares at September 2002	45,990	23,756
Additional paid-in capital	11,506,269	8,026,131
Retained deficit	(3,669,486)	(3,796,205)

Total stockholders’ equity	7,882,773	4,253,682

Total liabilities and stockholders’ equity	$17,052,597	$11,572,179

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the Six Months Ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

Revenues:
Net dealer inventory and investment gains	$3,631,265	$1,823,388
Commissions (note 2)	—	404,500
Management and investment advisory fees (note 2)	—	6,292
Interest income (expense), net	11,926	8,741
Dividend income (expense), net	(5,089)	7,990
Other revenues	4,947	19,274

Total revenues	3,643,049	2,270,185

Expenses:
Compensation and benefits	$1,456,108	$1,128,528
Clearing and related expenses	870,021	881,021
Promotion	170,293	93,742
Occupancy and equipment rental	192,277	233,657
Professional fees	254,733	168,758
Insurance	100,092	69,803
Depreciation and amortization	180,392	197,473
Other expenses	198,548	231,004

Total expenses	3,422,464	3,003,986

Operating income (loss) before gain on sale of retail activity and income tax expense	220,585	(733,801)
Gain on sale of retail activity (note 2)	—	413,009

Income (loss) before income taxes	220,585	(320,792)
Income tax expense	93,866	—

Net income (loss)	$126,719	$(320,792)

Earnings (loss) per share:
Basic	$0.05	$(0.14)

Diluted	$0.04	$(0.14)

Weighted average number of common shares outstanding:
Basic	2,763,843	2,342,413

Diluted	2,892,702	2,342,413

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

Revenues:
Net dealer inventory and investment gains	$1,594,895	803,633
Interest income (expense), net	7,679	2,565
Dividend income (expense), net	(3,712)	3,571
Other revenues	3,443	20,746

Total revenues	1,602,305	830,515

Expenses:
Compensation and benefits	724,836	394,949
Clearing and related expenses	440,068	441,079
Promotion	87,626	56,955
Occupancy and equipment rental	109,343	94,722
Professional fees	72,996	121,924
Insurance	56,675	26,557
Depreciation and amortization	103,236	85,895
Other expenses	134,632	99,108

Total expenses	1,729,412	1,321,189

Loss before income taxes	(127,107)	(490,674)
Income tax benefit	(43,459)	(67,201)

Net loss	$(83,648)	(423,473)

Loss per share:
Basic	$(0.03)	$(0.18)

Diluted	$(0.03)	$(0.18)

Weighted average number of common shares outstanding:
Basic	3,160,831	2,374,629

Diluted	3,160,831	2,374,629

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

Cash flows from operating activities:
Net income (loss)	$126,719	(320,792)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	180,392	197,473
Deferred income taxes	93,866	856,723
Gain on sale of retail activity	—	(413,009)
Loss on disposals of property and equipment	10,851	491
Cash provided by (used in) changes in:
Receivable from and payable to clearing organization, net	1,839,792	2,090,179
Other receivables	162,916	(47,686)
Securities owned, at market value	(3,140,280)	(5,972,149)
Income taxes receivable	—	(856,723)
Deposit with clearing organization	(500,000)	—
Prepaid expenses and other assets	(135,786)	(2,436)
Foreign currency sold, not yet purchased	4,978	(206,335)
Securities sold, not yet purchased, at market value	(1,105,212)	5,734,866
Accounts payable	54,648	(168,028)
Accrued employee compensation and benefits	(22,799)	(262,920)
Accrued expenses	63,870	10,054
Payable to joint venture	—	(2,032)
Other liabilities	146,970	14,326

Net cash (used in) provided by operating activities	(2,219,075)	652,002

Cash flows from investing activities:
Proceeds from sale of retail activity	—	827,240
Proceeds from sale of property	4,750	—
Collections from loans to officers	21,468	13,623
Costs of additional property and equipment	(272,263)	(10,510)

Net cash (used in) provided by investing activities	(246,045)	830,353

Cash flows from financing activities:
Sale of preferred stock, net of costs of acqusition	3,510,572
Exercise of employee stock options	—	1,782
Sale of common stock with sale of retail activity	—	80,000
Acquisition of common shares related to terminated 401k and RSP participants	(8,200)	—

Net cash provided by financing activities	3,502,372	81,782

Net increase in cash and cash equivalents	1,037,252	1,564,137
Cash and cash equivalents at beginning of period	4,483,603	1,011,301

Cash and cash equivalents at end of period	$5,520,855	2,575,438

Supplemental disclosure of cash flow information:
Cash paid for interest	$832	1,367

Supplemental disclosure of noncash financing activities:
During the six months ended March 31, 2003 the Company paid for the following transactions by issuance of its common stock:
Private placement advisory services, 44,118 common shares	$75,000	—

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
March 31, 2003
(Unaudited)

(1)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, such financial statements reflect all adjustments (consisting of normal recurring items) necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2002, contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 (SEC File Number 33-70334-A).

Current Subsidiaries and Operations

As used in this Form 10-QSB, the term “Company” refers, unless the context requires otherwise, to International Assets Holding Corporation and its three wholly owned subsidiaries; INTL Trading, Inc. (“INTL Trading”) (known as INTLTRADER.COM, INC. prior to a name change on December 9, 2002), INTL Assets, Inc. (“INTL ASSETS”) (known as International Asset Management Corp. prior to a name change on January 17, 2003) and IAHC (Bermuda) Ltd. (“Bermuda”) (known as OffshoreTrader.com Ltd. prior to a name change on February 7, 2003). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company operates as a wholesale international securities firm. The Company acts as a market maker for equity securities, including American Depository Receipts (“ADRs”), issued by non-U.S. issuers, and trades and invests in debt securities issued by non-U.S. issuers. These activities are primarily conducted through INTL Trading. During the quarter ended March 31, 2003 the Company also began to conduct fixed income trading and investing activities through IAHC (Bermuda) Ltd. (“Bermuda”).

(2)

Sale of Certain Operations

On December 13, 2001 the Company sold two of its wholly owned subsidiaries, International Assets Advisory, LLC and Global Assets Advisors, LLC, and its 50% membership interest in International Assets New York, LLC (“IANY”). These entities were engaged in retail securities, investment brokerage and management. In connection with this transaction, the buyer purchased 80,000 shares of the Company’s common stock. The Company received $907,240 from these transactions. The Company allocated $827,240 of the proceeds to the sale of the two wholly owned subsidiaries and the 50% interest in IANY.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

The Company allocated the remaining $80,000 to the sale of common shares based on the fair market value of the stock. The Company had a book basis of $414,231 related to the sale of its interests in the two subsidiaries and IANY. The Company recorded a gain of $413,009 from the sale during the six months ended March 31, 2002, which was determined by deducting the book basis of $414,231 from the proceeds of $827,240.

The December 2001 sale included the Company’s retail brokerage activity. Commission revenues from this activity were $0 and $404,500 for the six months ended March 31, 2003 and 2002, respectively. Management did not operate, monitor or specifically allocate expenses to this activity in a manner which would allow the Company to determine the profitability of this activity. The December 2001 sale also included the Company’s investment management activity. Revenues from this activity were $0 and $6,292 for the six months ended March 31, 2003 and 2002, respectively. The investment management activity was directly related to the retail brokerage activity, including substantially the same sales staff, operations and research support. It was separated for purposes of securities licensing and regulation.

(3)

Effects of Recent Accounting Pronouncements and Interpretations

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees for Others.” The interpretation addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. These disclosure requirements are included in the Commitments and Contingencies disclosure within this Form 10-QSB. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company has evaluated the provisions of Interpretation No. 45 and determined it has one disclosure item. In December 2001, as part of the sale described in Note 2 above, the Company assumed responsibility for any liabilities related to prior operations of the institutional trading desk. This assumption of liabilities was provided because the Company’s trading desk was previously operated under the subsidiary (International Assets Advisory Corp.) that was sold in December 2001. Accordingly, the buyer of the subsidiary never managed the trading activity and did not receive any future benefits from the trading activity.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock - Based Compensation - Transition and Disclosure. This SFAS amends SFAS No. 123 -Accounting for Stock - Based Compensation to provide alternative methods of transition for entities electing the fair value based method of accounting for stock - based employee compensation. This SFAS also requires additional and more prominent disclosure related to accounting methods used for stock -based employee compensation and pro forma amounts related to any period accounted for under the intrinsic method of ABP Opinion 25. The Company will continue its policy to utilize APB Opinion 25 for the treatment of its stock based compensation and, accordingly, no compensation cost has been recognized for its stock options in the condensed consolidated financial statements. The Company is currently evaluating the effects of the disclosure provisions of SFAS 148. Had the Company determined compensation cost based on the fair value at the grant date for its stock options, the Company’s net income (loss) per share would be reflected in the pro forma amounts indicated below:

		Six months ended March 31,		Three months ended March 31,

		2003	2002	2003	2002

Net Income (loss)	As Reported	$126,719	$(320,792)	$(83,648)	$(423,473)
Pro forma (expense) benefit, net	Pro forma	$2,586	$41,084	$(79,641)	$(14,333)
Net Income (loss)	Pro forma	$129,305	$(279,708)	$(163,289)	$(437,806)

Basic earnings (loss) per share	As Reported	$0.05	$(0.14)	$(0.03)	$(0.18)
Basic earnings (loss) per share	Pro forma	$0.05	$(0.12)	$(0.05)	$(0.18)

Diluted earnings (loss) per share	As Reported	$0.04	$(0.14)	$(0.03)	$(0.18)
Diluted earnings (loss) per share	Pro forma	$0.04	$(0.12)	$(0.05)	$(0.18)

Weighted average shares - Basic		2,763,843	2,342,413	3,160,831	2,374,629
Weighted average shares - Diluted		2,892,702	2,342,413	3,160,831	2,374,629

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The interpretation addresses the consolidation of variable interest entities. The Company has evaluated the provisions of Interpretation No. 46 and determined it does not have any significant interests in any variable interest entities.

(4)

Agreements for Sale of Preferred Stock and Change in Management

On October 22, 2002, the Company entered into three Share Subscription Agreements (the “Subscription Agreements”) with three individual investors for the sale of common shares and preferred shares. On December 6, 2002, the Company and three investors amended the Subscription Agreements to provide for the purchase of only shares of Series A preferred stock and completed the transaction. As a result, the Company received additional capital of $3,718,750 from the issuance of 2,187,500 Series A preferred shares at a price of $1.70 per share. The Company received $3,510,572 after transaction costs of $208,178 which were

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

settled in cash and an additional $75,000 of transaction costs settled in 44,118 shares of the Company’s common stock. The Subscription Agreements provided that the Series A preferred shares would be converted into shares of the Company’s common stock upon the approval of the Company’s shareholders. The Company’s shareholders approved the conversion on February 28, 2003 and the 2,187,500 Series A preferred shares were converted into common shares on a one-for-one basis on the same date.

Pursuant to the Subscription Agreements, the Company agreed to appoint each of the new investors to its Board of Directors and to appoint one of the new investors as Chief Executive Officer and another as President. The Company has entered into employment agreements with both of these individuals. In connection with the transactions contemplated by the Subscription Agreements, the shareholders also approved a new stock option plan and an amendment of the Company’s Certificate of Incorporation to require the vote of at least 75% of the Company’s shareholders to remove or change the Company’s Chairman of the Board. The Subscription Agreements and these transactions are described in the Company’s two filings on Form 8-K submitted to the Securities and Exchange Commission on October 24, 2002 and December 10, 2002.

(5)

Related Party Transactions

On March 31, 2003, the Company received the final payment from an officer under a loan originally made to the officer on August 28, 2000.

(6)

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. These changes had no impact on previously reported results of operations or stockholders’ equity.

(7)

Basic and Diluted Earnings Per Share

Basic earnings (loss) per share for the six months and three months ended March 31, 2003 and 2002 have been computed by dividing net income (loss) by the weighted average number of common shares outstanding.

Options to purchase 844,055 shares of common stock were excluded from the calculation of diluted earnings per share for the six months ended March 31, 2003 because their exercise prices exceeded the average market price of the common stock for the period.

Diluted loss per share for the three months ended March 31, 2003 and 2002 and for the six months ended March 31, 2002 were the same as basic loss per share because of the anti-dilutive impact of the potential common shares, due to the net loss for each of the periods. No options to purchase shares of common stock were considered in the calculation of diluted loss per share for the three months ended March 31, 2003 and 2002 and for the six months ended March 31, 2002 because of the anti-dilutive impact of the potential common shares, due to the net loss for each of the periods.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

	2003	2002

For the Six Months Ended March 31,
Diluted Earnings (Loss) Per Share

Numerator:
Net income (loss)	$126,719	$(320,792)
Denominator:
Weighted average number of common shares and dilutive potential common shares outstanding	2,892,702	2,342,413
Diluted earnings (loss) per share	$0.04	$(0.14)

	2003	2002

For the Three Months Ended March 31,
Diluted Loss Per Share

Numerator:
Net loss	$(83,648)	$(423,473)
Denominator:
Weighted average number of common shares and dilutive potential common shares outstanding	3,160,831	2,374,629
Diluted loss per share	$(0.03)	$(0.18)

(8)

Interest Income (Expense), net and Dividend Income (Expense), net

	2003	2002

For the Six Months Ended March 31,
Interest income and interest (expense), net, were comprised of the following:
Interest income	$12,758	10,108
Interest expense	(832)	(1,367)

Net	11,926	8,741

Dividend income and dividend (expense), net, were comprised of the following:
Dividend income	$30,596	34,084
Dividend expense	(35,685)	(26,094)

Net	(5,089)	7,990

	2003	2002

For the Three Months Ended March 31,
Interest income and interest (expense), net, were comprised of the following:
Interest income	$8,319	3,413
Interest expense	(640)	(848)

Net	7,679	2,565

Dividend income and dividend (expense), net, were comprised of the following:
Dividend income	$12,543	11,843
Dividend expense	(16,255)	(8,272)

Net	(3,712)	3,571

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(9)

Securities Owned and Securities Sold, But Not Yet Purchased, at market value

Securities owned and Securities sold, not yet purchased, at March 31, 2003 and September 30, 2002 consisted of trading and investment securities at quoted market values as follows:

	Owned	Sold, not yet purchased

March 31, 2003:
Common stock and American Depository Receipts	4,050,726	1,220,739
Foreign ordinary stock paired with its respective American Depository Receipt	3,273,019	3,270,532
Corporate and municipal bonds	1,461,899	199,000
Foreign government obligations	61,390	—
Other investments	65,918	1,337

Total	$8,912,952	4,691,608

September 30, 2002:
Common stock and American Depository Receipts	1,080,710	1,046,074
Foreign ordinary stock paired with its respective American Depository Receipt	4,566,045	4,748,282
Corporate and municipal bonds	57,814	—
Foreign government obligations	2,233	—
Other investments	65,870	5,464

Total	$5,772,672	5,796,820

(10)

Receivable From and Payable to Clearing Organization

Amounts receivable from and payable to clearing organizations at March 31, 2003 and September 30, 2002 consisted of the following:

	Receivable	Payable

March 31, 2003:
Open transactions, net	$865,688	3,672,587
Clearing fees and related charges	3,392	61,013

	$869,080	3,733,600

September 30, 2002:
Open transactions, net	$—	978,703
Clearing fees and related charges	—	46,025

	$—	1,024,728

As these amounts are short-term in nature, the carrying amount is a reasonable estimate of fair value.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(11)

Leases

The Company leases approximately 5,100 square feet of office space at 220 E. Central Parkway, Altamonte Springs, Florida. This lease commenced on February 1, 2002, and expires on July 31, 2009. The Company leases approximately 3,700 square feet of office space at 708 Third Avenue 7th Floor, New York, New York. This lease commenced on December 13, 2002, and expires on September 29, 2006. The Company leases approximately 310 square feet of office space at 1111 Brickell Avenue, 11 Floor, Miami, Florida. This lease commenced on December 18, 2002, and expires on January 31, 2004.

The Company is obligated under various noncancelable operating leases for the rental of its office facilities, service obligations and certain office equipment. Rent expense associated with operating leases amounted to $206,478 and $135,314 for the six months ended March 31, 2003, and 2002, respectively. The future minimum lease payments under noncancelable operating leases are as follows:

Fiscal Year (12 month period) Ending September 30,

2003	$443,500
2004	378,000
2005	253,600
2006	217,300
2007	114,900
Thereafter	203,700

Total future minimum lease payments	$1,611,000

(12)

Stock Option Plan

During the six months ended March 31, 2003, the Company granted incentive stock options covering 605,252 shares of common stock to employees. During this same period, incentive stock options covering 26,974 shares of common stock were cancelled due to employee terminations and incentive stock options covering 24,090 shares of common stock expired unexercised. As of March 31, 2003 the Company had outstanding options covering 1,238,160 shares of common stock.

Incentive Stock Options (Granted during the six months ended March 31, 2003)

Options Granted	Grant Date	Exercise Price Per Share	Expiration Date	Exercisable

285,000	12/06/02	$2.50	12/06/12	(a)
20,000	12/06/02	$1.30	12/06/12	(a)
102,000	12/06/02	$1.30	12/06/12	(b)
198,252	03/07/03	$2.50	03/07/13	(a)

605,252

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

Nonqualified Stock Options (Granted during the six months ended March 31, 2003)

Options Granted	Grant Date	Exercise Price Per Share	Expiration Date	Exercisable

156,748	03/07/03	$2.50	03/07/13	(a)

(a)

Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three. These options are 100% exercisable upon a change in control of the Company.

(b)

Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three.

The Company did not recognize any compensation expense in connection with such grants because the exercise price on the date of grant for each option was equal to or greater than the fair market value of the common stock on the date of grant.

(13)

Commitments and Contingent Liabilities

As of March 31, 2003, the Company was a party to certain litigation. While the Company cannot predict the outcome of this litigation at this time, it is the opinion of management, given the probability of success by the Company, that the resolution of this litigation will not have a material adverse effect on the consolidated financial condition of the Company.

INTL Trading has entered into a fully disclosed clearing agreement dated November 15, 2002 with the Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation (“Pershing”). In January 2003, the Company began trading fixed income securities under this agreement. In April 2003, the Company began clearing its equity securities under this agreement. The agreement requires the Company to pay a termination fee when the Company terminates the agreement. The termination fee would be $100,000 if the Company terminates in one year; $50,000 if the Company terminates in year two; and reasonable and documentable deconversion-related expenses if the Company terminates in year three or thereafter.

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

The Company’s principal operating activities are market-making and trading in international securities, which are highly competitive and extremely volatile. The earnings of the Company are subject to wide fluctuations because the Company’s operations are subject to factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices.

Results of Operations:

During the quarter ended March 31, 2003 (“Q2 2003”), the Company continued to be an active market maker in select international equities, including unlisted ADRs and foreign ordinary shares. The Company also began actively trading select international debt securities, including emerging market sovereign and corporate bonds. In January 2003, the Company opened a New York office to support its expanding activities.

During the second quarter of 2003, the Company hired an additional equity salesperson and an additional operations person. As of March 31, 2003 the Company had 24 full time employees.

Six Months Ended March 31, 2003 (“H1 2003”) as Compared to
the Six Months Ended March 31, 2002 (“H1 2002”)

The Company reported net income of $126,719 for H1 2003, which equates to $0.04 per diluted share. This compares to a net loss of $320,792, or $0.14 cents per share, for H1 2002.

	Percentage of Total Revenue	Percentage of Total Revenue	Percentage Change from H1 2002 to H1 2003

	H1 2002	H1 2003
Trading revenue (Net dealer inventory and investment gains)	80%	99%	99%
Commissions	18%	0%	-100%
Management and investment advisory fees	Less than 1%	0%	-100%
Interest income (expense), net	Less than 1%	Less than 1%	36%
Dividend income (expense), net	Less than 1%	Less than -1%	-
Other revenues	1%	Less than 1%	-74%
Total revenue	100%	100%	60%

	Percentage of Total Expenses	Percentage of Total Expenses	Percentage Change from H1 2002 to H1 2003

Compensation and benefits	37%	43%	29%
Clearing and related expenses	29%	25%	-1%
Promotion	3%	5%	82%
Occupancy and equipment rental	8%	6%	-18%
Professional fees	6%	7%	51%
Insurance	2%	3%	43%
Depreciation and amortization	7%	5%	-9%
Other expenses	8%	6%	-14%
Total expenses	100%	100%	14%

The Company’s revenues are now derived primarily from trading revenue (net dealer inventory and investment gains) arising from international equity and debt securities activities. Trading revenues for H1 2003 were $3,631,265, an increase of 99% over H1 2002. The increase in trading revenue stems from the development of new wholesale equity client relationships, retention of existing equity clients and the addition of debt trading activities.

For H1 2003, 99% of the Company’s revenues were derived from trading revenue while for H1 2002, 80% of the Company’s revenues were derived from trading revenue and 18% of revenues were derived from commissions. The change in revenue composition reflects the re-focusing of the business on wholesale trading and the Company’s sale of its retail brokerage activity in December 2001.

H1 2002 included commission revenue of $404,500 and management and investment advisory fees of $6,292. No additional revenue was generated in these categories during H1 2003 due to the sale of the retail brokerage operation and the investment advisory business in December 2001.

Interest income (expense), net was $11,926 for H1 2003 compared to $8,741 for H1 2002. This decrease is due to lower balances of interest producing assets, including money market balances, and lower market rates during H1 2003.

Dividend income (expense), net was ($5,089) for the H1 2003 compared to $7,990 for H1 2002. Dividend expense is generated when the Company holds short equity positions over a dividend record date.

Total expenses increased by approximately 14% to $3,422,464 for H1 2003, up from $3,003,986 for H1 2002. This increase in total expenses is mainly due to increases in compensation and benefits, professional fees and promotion expenses. These increases were partially offset by reductions in occupancy and equipment rental, depreciation and amortization and other expenses.

In H1 2003, 43% of total expenses related directly to compensation and benefits, with 33% of compensation and benefits expense being performance based incentives paid to traders. Clearing and related expense accounted for 25% of total expenses, promotion expense 5%, occupancy and equipment rental expense 6% and professional fees 7%.

Compensation and benefits expense for H1 2003 increased by 29% to $1,456,108 compared to $1,128,528 for H1 2002. This increase was due to higher performance based compensation due to increased revenues and profitability as well as increased staff levels.

Clearing and related expenses decreased 1% to $870,021 for H1 2003, down from $881,021 for the half ended March 31, 2002. This decrease is related to a decline in ADR conversion fees, which was largely offset by an increase in clearing fees arising from an increase in the number of trades processed.

Total promotion expense increased by approximately 82% to $170,293 for H1 2003 compared to $93,742 during H1 2002. This increase is primarily due to incremental promotion activities and recruitment undertaken to support the Company’s expanding operations.

Occupancy and equipment rental expense decreased by 18% to $192,277 for H1 2003 compared to $233,657 for H1 2002 due to a relocation of the Altamonte Springs, Florida corporate office in February 2002 to less expensive leased office space. This saving was offset by several new equipment leases for telephone and computer equipment. The annualized net savings from the relocation of the Florida office are currently anticipated to be over $150,000. The Company has also entered into a four-year lease for its newly established office in New York, which commenced operations in January 2003. Future occupancy and equipment rental expenses will reflect the annual commitment of $77,700 for this new lease.

Professional fees increased by approximately 51% to $254,733 for H1 2003 compared to H1 2002 due to legal fees related to one pending arbitration and one settled case discussed in more detail in Part II, Item 1 of this Form 10-QSB.

Insurance expense increased by 43% to $100,092 for H1 2003 compared to H1 2002 due to increases in the cost of health insurance and other insurances. The cost of health insurance also increased due to increases in employee staff.

Depreciation and amortization expense decreased approximately 9% to $180,392 for H1 2003 compared to H1 2002 due to the disposition of fixed assets related to the sale of the Company’s retail activity in December 2001, as well as decreased software amortization due to the completed amortization of certain software previously acquired by the Company.

Other operating expenses decreased approximately 14% to $198,548 for H1 2003 compared to H1 2002 due to reductions in director’s fees and expenses, license and bond fees and reduced communications and technology expenses associated with the retail brokerage activity sold in December 2001.

The Company recognized income tax expense of $93,866 during H1 2003. The amount of income taxes currently payable for H1 2003 was reduced by the utilization of the previously recognized net operating loss carryforward, a component of the deferred income tax assets. Management analyzed the valuation allowance of the remaining net operating loss carryforward and determined that no change in the amount was necessary at this time. Valuation of deferred tax assets depends upon a number of factors including the predictability of future earnings. Assuming the Company remains profitable, the ultimate realization of the net deferred tax assets, in excess of those amounts reported at March 31, 2003, could result in a future increase in reported earnings. The Company’s effective income tax rate was approximately 43% for H1 2003.

Three Months Ended March 31, 2003 (“Q2 2003”) as Compared to
Three Months Ended March 31, 2002 (“Q2 2002”)

	Percent of Total Revenue	Percent of Total Revenue	Percent Change from Q2 2002 to Q2 2003

	Q2 2002	Q2 2003
Trading revenue(Net dealer inventory and investment gains)	97%	99%	98%
Interest income (expense), net	Less than 1%	Less than 1%	-
Dividend income (expense), net	Less than 1%	Less than -1%	-
Other revenues	3%	Less than 1%	-83%
Total revenue	100%	100%	93%

	Percent of Total Expenses	Percent of Total Expenses	Percent Change from Q2 2002 to Q2 2003

Compensation and benefits	30%	42%	84%
Clearing and related expense	33%	26%	Less than -1%
Promotion	4%	5%	54%
Occupancy and equipment rental	7%	6%	15%
Professional fees	9%	4%	-40%
Insurance	2%	3%	113%
Depreciation and amortization	7%	6%	20%
Other expenses	8%	8%	36%
Total expenses	100%	100%	31%

The Company reported a net loss of $83,648, or $.03 per share for Q2 2003. This compares to a net loss of $423,473, or $.18 per share, for Q2 2002.

The Company’s revenues are now derived primarily from trading revenue (net dealer inventory and investment gains). Trading revenues for Q2 2003 were $1,594,895, an increase of 98% over Q2 2002. The increase in trading revenue stems from the development of new wholesale equity client relationships, retention of existing clients and the addition of international debt trading activities.

For Q2 2003, 99% of the Company’s revenues were derived from trading revenue while for Q2 2002, 97% of the Company’s revenues were derived from trading revenue.

Interest income (expense), net was $7,679 for Q2 2003 compared to $2,565 for Q2 2002. This increase is due to higher balances of interest producing assets, including money market balances during Q2 2003 compared to the same period in Q2 2002.

Dividend income (expense), net was ($3,712) for Q2 2003 compared to $3,571 for Q2 2002.

Total expenses increased by approximately 31% to $1,729,412 for Q2 2003, up from $1,321,189 for Q2 2002. This increase in total expenses is mainly due to increases in compensation and benefits, promotion, insurance and other expenses, which were partially offset by reductions in professional fees.

In Q2 2003, 42% of total expenses relate directly to compensation and benefits, with 31% of compensation and benefits expense being performance based incentives paid to traders. Clearing and related expense accounted for 26% of total expenses, promotion expense 5%, occupancy and equipment rental expense 6% and professional fees 4%.

Compensation and benefits expense for the Q2 2003 increased by 84% to $724,836 compared to $394,949 for Q2 2002. This increase was due to both increased performance compensation and additional staff employed to expand the Company’s activities.

Clearing and related expenses decreased less than 1% to $440,068 for Q2 2003, down from $441,079 for Q2 2002. This decrease is related to a decrease in ADR conversion fees, which was largely offset by an increase in clearing fees arising from an increase in the number of trades processed.

Total promotion expense increased by approximately 54% to $87,626 for Q2 2003 compared to $56,955 during Q2 2002. This increase is primarily due to incremental promotion activities and recruitment undertaken to support the Company’s ongoing operations.

Occupancy and equipment rental expense increased by 15% to $109,343 for the Q2 2003 compared to Q2 2002 due to the costs of the newly established New York office, which became operational in January 2003 and increased equipment rental costs. Future occupancy and equipment rental expenses will reflect the annual commitment of $77,700 for this new office lease.

Professional fees decreased by approximately 40% to $72,996 for Q2 2003 compared to Q2 2002 due to one pending arbitration and one settled case further discussed in Part II, Item 1 of this Form 10-QSB.

Insurance expense was $56,675 for Q2 2003 compared to $26,557 for Q2 2002. This increase was due to increases in the cost of health insurance due to the increases in employee staff as well as escalation of the costs of various insurance policies.

Depreciation and amortization expense increased approximately 20% to $103,236 for Q2 2003 compared to Q2 2002 due primarily to the acquisition of fixed assets for the new New York office.

Other operating expenses increased approximately 36% to $134,632 for Q2 2003 compared to Q2 2002. This increase was primarily due to increased communication expense and an accrual to cover management’s estimate of a liability arising from the Company’s guarantee related to the sale of its retail brokerage activity.

The Company recognized income tax benefit of $43,459 and $67,201 for Q2 2003 and Q2 2002, respectively. The amount of income tax benefit for Q2 2003 is reduced by income tax expense from the prior quarter.

The Company’s effective income tax rate was approximately 34% and 14% for of quarters ended March 31, 2003 and 2002. The 14% income tax benefit rate for Q2 2002 differed from the expected U.S. federal income tax rate of 34% because income tax expense generated during the quarter ended December 31, 2001 was reversed during the quarter ended March 31, 2002 due to the quarter’s loss exceeding the prior period’s profitability.

Liquidity and Capital Resources

Substantial portions of the Company’s assets are liquid. The majority of the assets consist of securities inventories, which fluctuate depending on the levels of customer business. At March 31, 2003, approximately 89% of the Company’s assets consisted of cash, cash equivalents, receivables from clearing organizations and marketable securities. All assets are financed by the Company’s equity capital, short-term borrowings from securities sold, not yet purchased and other payables.

Distributions to the Company from INTL Trading, the Company’s broker/dealer subsidiary, are restricted by applicable law and regulations. The Company’s right to receive distributions from any subsidiary are also subject to prior claims of the subsidiary’s creditors, including customers of INTL Trading.

INTL Trading is subject to the requirements of the SEC and the NASD relating to liquidity and net capital levels. At March 31, 2003, INTL Trading had net capital of $2,106,501, which was $1,753,501 in excess of its minimum net capital requirement on that date.

Included in this computation of net capital is a $500,000 subordinated loan to INTL Trading from the Company made on January 31, 2003. This loan has a scheduled maturity date of February 28, 2004 and an interest rate of 3%. The terms of repayment at scheduled maturity are subject to numerous restrictions based on the then net capital of INTL Trading. If certain net capital requirements of INTL Trading are not maintained, it will not be permitted to repay this subordinated loan until the requirements are satisfied. This inter-company loan has been eliminated from the consolidated balance sheets of the Company.

The Company’s total assets and liabilities and the individual components thereof may vary significantly from period to period because of changes relating to customer needs and economic and market conditions. The Company’s total assets at March 31, 2003 and September 30, 2002, were $17,052,597 and $11,572,179, respectively. The Company’s operating activities generate or utilize cash resulting from net income or loss earned during the period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity and securities inventory changes resulting from proprietary arbitrage trading strategies dictated by prevailing market conditions.

In addition to normal operating requirements, capital is required to satisfy financing and regulatory requirements. The Company’s overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated capital needs of its operating subsidiaries. The excess regulatory net capital of the Company’s broker-dealer subsidiary may fluctuate throughout the year reflecting changes in inventory levels and/or composition and balance sheet components.

In the opinion of management, the Company’s existing capital and cash flow from operations will be adequate to meet the Company’s capital needs for at least the next twelve months in light of known and reasonably estimated trends.

Cash Flows

For the six months ended March 31, 2003, cash and cash equivalents increased by $1,037,252. Funds used in operating activities were $2,219,075 for the period ended March 31, 2003, compared to funds provided by operating activities of $652,002 for March 31, 2002. This use of operating funds in 2003 was primarily due to the change in the composition of securities owned, securities sold, not yet purchased and the net receivable and payable to clearing organization.

During the six months ended March 31, 2003, the Company reported cash used in investing activities of $246,045. This use for investing activities was primarily due to the purchase of leasehold improvements and equipment of $272,263, primarily for the Company’s new office in New York City. This use of cash was partially offset by the proceeds from the sale of assets of $4,750 and the payment of $21,468 with respect to a loan to an officer.

Net cash provided by financing activities was $3,502,372, which was primarily comprised of the net proceeds from the sale of 2,185,700 shares of preferred stock in December 2002. The Company received $3,718,750 from the sale, less transaction costs of $208,178 which were settled in cash, and an additional $75,000 of transaction costs settled in 44,118 shares of the Company’s common stock.

ITEM 3.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

Changes in Internal Controls

The Company made no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As of March 31, 2003, the Company was party to certain litigation, which primarily related to matters arising in the ordinary course of business. While the Company cannot predict the outcome of these actions at this time, it is the opinion of management, given the probability of success by the Company, that the resolution of these matters will not have a material adverse effect on the consolidated financial condition of the Company.

On January 4, 2001, the Company commenced an arbitration proceeding with the NASD related to the sudden departure, on December 19, 2000, of the head of the Company’s foreign trading desk and his recruitment of the Company’s entire trading staff. This arbitration proceeding was filed against the broker-dealer who became the employer of the recruited employees, two principals of the broker-dealer, two affiliated securities firms of the broker-dealer and two principals of those affiliated firms. The Company alleged that these parties had engaged in raiding, unfair competition, misappropriation of trade secrets and other wrongful actions. On March 14, 2001, the broker-dealer who became the employer and two of its principals responded and filed a counterclaim against the Company. The Company disputed the counterclaim and continues to vigorously defend it. On March 19, 2001, the two affiliated securities firms of the broker-dealer also filed counterclaims as well as claims for attorney’s fees. Effective September 30, 2002, the Company agreed to settle its claims against the two affiliated securities firms and the two principals of those firms. Under the settlement, the Company received $200,000. The Company has continued to pursue its claims against the broker-dealer and the two principals of the broker-dealer. The NASD held an arbitration hearing for this matter during November 2002, which has been continued until September 2003.

On March 31, 2003, the Company settled litigation originally commenced by the Company on April 1, 2002, against a New York Stock Exchange listed company. Under the terms of the settlement, the Company and the defendant agreed to dismiss their respective claims, and no financial payments or restrictive requirements were required by either party. This settlement includes the dismissal of the pending litigation before the Circuit Court in Orange County, Florida as well as dismissal of the NASD arbitration for the same matter.

ITEM 2.     CHANGES IN SECURITIES

c.

Sale(s) of Unregistered Securities

On December 6, 2002, the Company issued 2,187,500 shares of its Series A preferred stock to Scott Branch, Sean O’Connor and John Radziwill. The Company sold these shares to these investors at a price of $1.70 per share, payable in cash. The Company issued the shares to the investors in reliance upon Section 4(2) under the Securities Act of 1933, as amended.

On February 28, 2003, the Company issued 2,187,500 shares of its common stock in conversion of the outstanding Series A preferred stock. These shares were issued to the original purchasers of the Series A preferred stock. The Company issued to the common stock in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

In connection with the sale of the Series A preferred stock, the Company agreed to pay a finder compensation consisting of a cash payment of $100,000 and 44,117 shares of common stock. The Company intends to rely on Section 4(2) under the Securities Act of 1933 in connection with the issuance of the 44,117 shares to the finder.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on Friday, February 28, 2003. The shareholders re-elected the following six persons to serve as directors: Diego J. Veitia, Sean M. O’Connor, Scott J. Branch, Edward R. Cofrancesco, Robert A. Miller and John Radziwill. The shareholders also approved the action of the Board of Directors in selecting KPMG LLP to audit the financial statements of the Company and its subsidiaries for the fiscal year ending September 30, 2003.

The shareholders also approved three additional matters:

1)

A provision in the three Share Subscription Agreements between the Company and Sean O’Connor, Scott Branch and John Radziwill which required the conversion of 2,187,500 shares of Series A preferred stock issued to them into 2,187,500 shares of common stock;

2)

An amendment of the Company’s Certificate of Incorporation to require the vote of at least 75% of stockholders to remove or change the Company’s Chairman of the Board; and

3)

The International Assets Holding Corporation 2003 Stock Option Plan.

Matter	Votes For	Votes Withheld

Election of Diego J. Veitia as director	2,177,982	15,836
Election of Sean M. O’Connor as director	2,188,582	5,236
Election of Scott J. Branch as director	2,188,582	5,236
Election of Edward R. Cofrancesco, Jr as director	2,188,582	5,236
Election of Robert A. Miller as director	2,188,582	5,236
Election of John Radziwill as director	2,188,582	5,236

Matter	Votes For	Votes Against	Votes Abstain

Approval of the auditors	2,192,555	155	1,108

Approval of conversion of Series A Preferred Stock to Common Stock	1,353,828	75,608	56,961

Approval of Amendment of Certificate of Incorporation to require at least a 75%vote of stockholders to remove or change the Chairman of the Board	1,320,672	158,023	7,702

Approval of International Assets Holding Corporation 2003 Stock Option Plan	1,268,133	103,970	114,294

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a).

Exhibits

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

b).

Form 8-K

No reports were filed on Form 8-K during the three months ended March 31, 2003.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ASSETS HOLDING CORPORATION
Date 05/13/2003	/s/ SEAN M. O’CONNOR

Sean M. O’Connor Chief Executive Officer

Date 05/13/2003	/s/ JONATHAN C. HINZ

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

Dated: May 13, 2003
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

Dated: May 13, 2003
By:	/s/ JONATHAN C. HINZ

Chief Financial Officer

Exhibit Index

Exhibit Number	Description

(21)	The Company’s list of subsidiaries is attached hereto as Exhibit 21.

(99.1)	The Company’s Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2)	The Company’s Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.