Form 10QSB
period 2003-06-30
INTERNATIONAL ASSETS HOLDING CORP
filed 2003-08-14
CIK 913760

U.S. Securities and Exchange Commission

Washington D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number 000-23554

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

The issuer had 4,598,985 outstanding shares of common stock as of August 12, 2003.

Transitional small business disclosure format    Yes  ☐    No  ☒

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2003	September 30, 2002
Assets
Cash	$210,257	$56,158
Cash and cash equivalents deposited with clearing organization	5,905,833	4,427,445
Other receivables	36,928	200,000
Loans to officers	—	21,468
Securities owned, at market value	8,404,056	5,772,672
Deferred income tax asset, net	371,508	540,766
Property and equipment, at cost:
Equipment, furniture and leasehold improvements	665,503	596,726
Less accumulated depreciation and amortization	(354,549)	(445,399)

Net property and equipment	310,954	151,327
Software development, net of accumulated amortization of $923,164 at June 30, 2003 and $752,784 at September 30, 2002	112,337	282,718
Deposit with clearing organization	500,000	—
Prepaid expenses and other assets, net of accumulated amortization of $2,000 at June 30, 2003 and September 30, 2002	208,474	119,625

Total assets	$16,060,347	$11,572,179

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$44,772	$81,535
Foreign currency sold, not yet purchased	368,630	15,773
Securities sold, not yet purchased, at market value	6,843,534	5,796,820
Payable to clearing organization, net	132,712	1,024,728
Accrued employee compensation and benefits	373,273	240,072
Accrued expenses	191,438	109,883
Other liabilities	95,136	49,686

Total liabilities	8,049,495	7,318,497

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 0 shares	—	—
Common stock, $.01 par value. Authorized 8,000,000 shares; issued and outstanding 4,598,985 shares at June 30, 2003 and 2,375,575 shares at September 30, 2002	45,990	23,756
Additional paid-in capital	11,519,080	8,026,131
Retained deficit	(3,554,218)	(3,796,205)

Total stockholders’ equity	8,010,852	4,253,682

Total liabilities and stockholders’ equity	$16,060,347	$11,572,179

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Nine Months Ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
Revenues:
Net dealer inventory and investment gains	$6,025,702	$2,956,210
Commissions, net (note 2 & 3)	133,107	406,175
Management and investment advisory fees (note 2)	—	6,292
Interest income (expense), net	10,747	11,478
Dividend income (expense), net	2,300	(8,041)
Other revenues	4,210	19,829

Total revenues	6,176,066	3,391,943

Expenses:
Compensation and benefits	$2,421,877	$1,554,104
Clearing and related expenses	1,728,783	1,323,578
Promotion	214,598	170,465
Occupancy and equipment rental	320,659	308,341
Professional fees	340,726	368,110
Insurance	162,841	99,940
Depreciation and amortization	271,207	284,357
Other expenses	304,130	291,441

Total expenses	5,764,821	4,400,336

Operating income (loss) before gain on sale of retail activity and income tax expense	411,245	(1,008,393)

Gain on sale of retail activity (note 2)	—	413,009

Income (loss) before income taxes	411,245	(595,384)
Income tax expense	169,258	—

Net income (loss)	$241,987	$(595,384)

Earnings (loss) per share:
Basic	$0.07	$(0.25)

Diluted	$0.07	$(0.25)

Weighted average number of common shares outstanding:
Basic	3,375,557	2,342,413

Diluted	3,525,142	2,342,413

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months Ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
Revenues:
Net dealer inventory and investment gains	$2,394,437	1,132,822
Commissions, net (note 2 & 3)	132,364	1,675
Interest income (expense), net	(1,179)	2,737
Dividend income (expense), net	7,389	(16,031)
Other revenues	6	555

Total revenues	2,533,017	1,121,758

Expenses:
Compensation and benefits	965,769	425,576
Clearing and related expenses	858,762	442,557
Promotion	44,305	76,723
Occupancy and equipment rental	128,382	74,684
Professional fees	85,993	199,352
Insurance	62,749	30,137
Depreciation and amortization	90,815	86,884
Other expenses	105,582	60,437

Total expenses	2,342,357	1,396,350

Income (loss) before income taxes	190,660	(274,592)

Income tax expense	75,392	0

Net income (loss)	$115,268	(274,592)

Earnings (loss) per share:
Basic	$0.03	$(0.12)

Diluted	$0.02	$(0.12)

Weighted average number of common shares outstanding:
Basic	4,598,985	2,375,575

Diluted	4,790,781	2,375,575

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income (loss)	$241,987	(595,384)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	271,207	284,357
Deferred income taxes	169,258	856,723
Gain on sale of retail activity	—	(413,009)
Non-cash professional fees related to amortization of stock option expense for consultant	12,812	—
Loss on disposals of property and equipment	10,851	491
Cash provided by (used in) changes in:
Receivable from and payable to clearing organization, net	(892,016)	(3,746)
Other receivables	163,072	(49,343)
Securities owned, at market value	(2,631,384)	(4,401,488)
Income taxes receivable	—	—
Deposit with clearing organization	(500,000)	—
Prepaid expenses and other assets	(88,849)	(8,195)
Foreign currency sold, not yet purchased	352,857	(206,215)
Securities sold, not yet purchased, at market value	1,046,714	5,054,204
Accounts payable	(36,763)	(175,964)
Accrued employee compensation and benefits	133,201	(224,963)
Accrued expenses	81,555	(20,329)
Payable to joint venture	—	(2,032)
Other liabilities	45,450	35,768

Net cash (used in) provided by operating activities	(1,620,048)	130,875

Cash flows from investing activities:
Proceeds from sale of retail activity	—	827,240
Proceeds from sale of property	4,750	—
Collections from loans to officers	21,468	19,394
Costs of additional property and equipment	(276,054)	(38,028)

Net cash (used in) provided by investing activities	(249,836)	808,606

Cash flows from financing activities:
Sale of preferred stock, net of costs of acquisition	3,510,571
Exercise of employee stock options	—	1,782
Sale of common stock with sale of retail activity	—	80,000
Acquisition of common shares related to terminated 401k and RSP participants	(8,200)	—

Net cash provided by financing activities	3,502,371	81,782

Net increase in cash and cash equivalents	1,632,487	1,021,263
Cash and cash equivalents at beginning of period	4,483,603	1,011,301

Cash and cash equivalents at end of period	$6,116,090	2,032,564

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,543	1,745

Supplemental disclosure of noncash financing activities:
During the nine months ended June 30, 2003 the Company paid for the following transactions by issuance of its common stock:
Private placement advisory services, 44,118 common shares	$75,000	—

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2003

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, such financial statements reflect all adjustments (consisting of normal recurring items) necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2002, contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 filed with the Securities and Exchange Commission.

Current Subsidiaries and Operations

As used in this Form 10-QSB, the term “Company” refers, unless the context requires otherwise, to International Assets Holding Corporation and its three wholly owned subsidiaries—INTL Trading, Inc. (“INTL Trading”) (known as INTLTRADER.COM, INC. prior to a name change on December 9, 2002), INTL Assets, Inc. (“INTL Assets”) (known as International Asset Management Corp. prior to a name change on January 17, 2003) and IAHC (Bermuda) Ltd. (“IAHC Bermuda”) (known as OffshoreTrader.com Ltd. prior to a name change on February 7, 2003). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company operates as a wholesale international securities firm. The Company acts as a market maker for equity securities, including American Depository Receipts (“ADRs”), issued by non-U.S. issuers, and trades and invests in debt securities issued by non-U.S. issuers. These activities are primarily conducted through INTL Trading. During the quarter ended March 31, 2003 the Company also began to conduct fixed income trading and investing activities through IAHC Bermuda.

(2)	Sale of Certain Operations

On December 13, 2001 the Company sold all of its interests in two wholly owned subsidiaries, International Assets Advisory, LLC (“IAA”) and Global Assets Advisors, LLC (“GAA”), and its 50% interest in International Assets New York, LLC (“IANY”). These entities were engaged in retail securities brokerage and investment management. In connection with this transaction, the Company issued 80,000 shares of the Company’s common stock to the buyer. The Company received $907,240 from these transactions. The Company allocated $827,240 of this amount to the sale of its interests in IAA, GAA and IANY.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

The Company allocated the remaining $80,000 to the sale of its common stock based on its fair market value. The Company had a book basis of $414,231 related to the sale of its interests in IAA, GAA and IANY. The Company recorded a gain of $413,009 from the sale during the nine months ended June 30, 2002, which was determined by deducting the book basis of $414,231 from the proceeds of $827,240.

The December 2001 sale included the Company’s retail brokerage activity. Commission revenues from this retail activity were $0 and $401,212 for the nine months ended June 30, 2003 and 2002, respectively. Management did not operate, monitor or specifically allocate expenses to, this activity in a manner which would allow the Company to determine the profitability of this activity. The December 2001 sale also included the Company’s investment management activity. Revenues from this activity were $0 and $6,292 for the nine months ended June 30, 2003 and 2002, respectively. The investment management activity was directly related to the retail brokerage activity, and utilized substantially the same sales staff, facilities and operations and research support. It was separated from the retail brokerage activity for purposes of securities licensing and regulation.

(3)	Commission Revenue

Commission revenue of $133,107 and $132,364 reported for the nine months and three months ended June 30, 2003, respectively, were primarily related to introducing broker fees that the Company received in connection with its wholesale debt trading activities.

	Nine months ended June 30,		Three months ended June 30,
	2003	2002	2003	2002
Retail commission revenue	$—	$401,212	$—	$—

Wholesale commission revenue	$254,561	$—	$254,561	$—
Amounts paid to wholesale partners	$(122,388)	$—	$(122,388)	$—

Net wholesale commission revenue	$132,173	$—	$132,173	$—

Other	$934	$4,963	$191	$1,675

Total commission revenue, net	$133,107	$406,175	$132,364	$1,675

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(4)	Effects of Recent Accounting Pronouncements and Interpretations

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees for Others.” The interpretation addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. These disclosure requirements are included in the Commitments and Contingencies disclosure within this Form 10-QSB. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company has evaluated the provisions of Interpretation No. 45 and determined it has one disclosure item. In December 2001, as part of the sale described in Note 2 above, the Company assumed responsibility for any liabilities related to the institutional trading activity conducted by IAA prior to the sale. The Company agreed to assume these liabilities as it transferred this activity to another subsidiary prior to the time of the sale. Accordingly, the buyer of the subsidiary did not acquire the institutional trading activity and did not receive any benefits from it.

In December 2002, the FASB issued SFAS No. 148—Accounting for Stock—Based Compensation—Transition and Disclosure. This SFAS amends SFAS No. 123—Accounting for Stock—Based Compensation to provide alternative methods of transition for entities electing the fair value based method of accounting for stock-based employee compensation. This SFAS also requires additional and more prominent disclosure related to accounting methods used for stock-based employee compensation and pro forma amounts related to any period accounted for under the intrinsic method of ABP Opinion 25. The Company will continue its policy of utilizing APB Opinion 25 for the treatment of its stock based compensation and, accordingly, no compensation cost has been recognized for its stock options issued to its employees and directors in the condensed consolidated financial statements. The Company is currently evaluating the effects of the disclosure provisions of SFAS 148. If the Company had determined compensation expense based on the fair value at the grant date for its stock options, the Company’s net income (loss) per share would be reflected in the pro forma amounts indicated below:

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

		Nine months ended June 30,		Three months ended June 30,
		2003	2002	2003	2002
Net income (loss)	As Reported	$241,987	$(595,384)	$115,268	$(274,592)
Pro forma expense, net	Pro forma	$(109,687)	$(17,973)	$(112,273)	$(59,057)

Net income (loss)	Pro forma	$132,300	$(613,357)	$2,995	$(333,649)

Basic earnings (loss) per share	As Reported	$0.07	$(0.25)	$0.03	$(0.12)
Basic earnings (loss) per share	Pro forma	$0.04	$(0.26)	$0.00	$(0.14)

Diluted earnings (loss) per share	As Reported	$0.07	$(0.25)	$0.02	$(0.12)
Diluted earnings (loss) per share	Pro forma	$0.04	$(0.26)	$0.00	$(0.14)

Weighted average shares—basic		3,375,557	2,342,413	4,598,985	2,375,575
Weighted average shares—diluted		3,525,142	2,342,413	4,790,781	2,375,575

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The interpretation addresses the consolidation of variable interest entities. The Company has evaluated the provisions of Interpretation No. 46 and determined it does not have any significant interests in any variable interest entities.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. The Company has not entered into any financial instruments within the scope of SFAS No. 150.

(5)	Agreements for Sale of Preferred Stock and Change in Management

On October 22, 2002, the Company entered into three Share Subscription Agreements (the “Subscription Agreements”) with three individual investors for the sale of common shares and preferred shares. On December 6, 2002, the Company and three investors amended the Subscription Agreements to provide for the purchase of only shares of Series A preferred stock and completed the transaction. Under the terms of the amended agreements, the Company sold 2,187,500 Series A preferred shares at a price of $1.70 per share, or an aggregate price of $3,718,750. The Company received $3,510,571 in cash from the transaction, after deducting transaction costs of $208,179 paid in cash. The Company also paid an additional $75,000 in transaction costs through the issuance of 44,118 shares of the Company’s common stock. The Subscription Agreements provided that the Series A preferred shares would be converted into shares of the Company’s common stock upon the approval of the Company’s shareholders. The Company’s shareholders approved the conversion on February 28, 2003. On the same day, the 2,187,500 Series A preferred shares were converted into common shares on a one-for-one basis.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

Pursuant to the Subscription Agreements, the Company agreed to appoint each of the new investors to its Board of Directors and to appoint one of the new investors as Chief Executive Officer and another as President. The Company has entered into employment agreements with both of these individuals. In connection with the transactions contemplated by the Subscription Agreements, the shareholders also approved a new stock option plan and an amendment of the Company’s Certificate of Incorporation to require the vote of at least 75% of the Company’s shareholders to remove or change the Company’s Chairman of the Board. The Subscription Agreements and these transactions are described in the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on October 24, 2002 and December 10, 2002, respectively.

(6)	Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

(7)	Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share for the nine months and three months ended June 30, 2003 and 2002 have been computed by dividing net income (loss) by the weighted average number of common shares outstanding.

Options to purchase 925,662 and 879,284 shares of common stock were excluded from the calculation of diluted earnings per share for the nine months and three months ended June 30, 2003, respectively, because the exercise prices of the options exceeded the average market price of the common stock for each period (anti-dilutive).

Diluted loss per share for the nine months and three months ended June 30, 2002 were the same as basic loss per share because of the anti-dilutive impact of the potential common shares, due to the net loss for each of the periods. No options to purchase shares of common stock were considered in the calculation of diluted loss per share for the nine months and three months ended June 30, 2002 because of the anti-dilutive impact of the potential common shares, due to the net loss for each of the periods.

	For the Nine Months Ended June 30,
	2003	2002
Diluted Earnings (Loss) Per Share

Numerator:
Net income (loss)	$241,987	$(595,384)

Denominator:
Weighted average number of common shares and dilutive potential common shares outstanding	3,525,142	2,342,413

Diluted earnings (loss) per share	$0.07	$(0.25)

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

	For the Three Months Ended June 30,
	2003	2002
Diluted Earnings (Loss) Per Share

Numerator:
Net income (loss)	$115,268	$(274,592)

Denominator:
Weighted average number of common shares and dilutive potential common shares outstanding	4,790,781	2,375,575

Diluted earnings (loss) per share	$0.02	$(0.12)

(8)	Interest Income (Expense), Net and Dividend Income (Expense), Net

	For the Nine Months Ended June 30,
	2003	2002
Interest income and interest (expense), net, were comprised of the following:
Interest income	$25,289	13,224
Interest expense	(14,542)	(1,746)

Interest income, net	$10,747	11,478

Dividend income and dividend (expense), net, were comprised of the following:
Dividend income	$76,325	140,904
Dividend expense	(74,025)	(148,945)

Dividend income (expense), net	$2,300	(8,041)

	For the Three Months Ended June 30,
	2003	2002
Interest income and interest (expense), net, were comprised of the following:
Interest income	$12,532	3,116
Interest expense	(13,711)	(379)

Interest (expense) income, net	$(1,179)	2,737

Dividend income and dividend (expense), net, were comprised of the following:
Dividend income	$45,729	106,820
Dividend expense	(38,340)	(122,851)

Dividend income (expense), net	$7,389	(16,031)

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(9)	Securities Owned and Securities Sold, But Not Yet Purchased, at Market Value

Securities owned and securities sold, not yet purchased, at June 30, 2003 and September 30, 2002 consisted of trading and investment securities at quoted market values as follows:

	June 30, 2003
	Owned	Sold, Not yet purchased
Common stock and American Depository Receipts	$1,774,263	1,993,128
Foreign ordinary stock paired with its respective American Depository Receipt	4,302,377	4,339,781
Corporate and municipal bonds	900,871	383,618
Foreign government obligations	1,360,624	127,007
Other investments	65,921	—

Total	$8,404,056	6,843,534

	September 30, 2002
	Owned	Sold, Not yet purchased
Common stock and American Depository Receipts	$1,080,710	1,046,074
Foreign ordinary stock paired with its respective American Depository Receipt	4,566,045	4,745,282
Corporate and municipal bonds	57,814	—
Foreign government obligations	2,233	—
Other investments	65,870	5,464

Total	$5,772,672	5,796,820

(10)	Receivable From and Payable to Clearing Organization

Amounts receivable from and payable to clearing organizations at June 30, 2003 and September 30, 2002 consisted of the following:

	June 30, 2003
	Receivable	Payable
Open transactions, net	$12,240	98,446
Clearing fees and related charges	—	46,506

	$12,240	144,952

	September 30, 2002
	Receivable	Payable
Open transactions, net	$—	978,703
Clearing fees and related charges	—	46,025

	$—	1,024,728

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

As these amounts are short-term in nature, the carrying amount is a reasonable estimate of fair value.

(11)	Leases

The Company leases approximately 5,100 square feet of office space at 220 E. Central Parkway in Altamonte Springs, Florida. This lease commenced on February 1, 2002, and expires on July 31, 2009. The Company leases approximately 3,700 square feet of office space at 708 Third Avenue 7th Floor in New York, New York. This lease commenced on December 13, 2002, and expires on September 29, 2006. The Company leases approximately 310 square feet of office space at 1111 Brickell Avenue, 11 Floor in Miami, Florida. This lease commenced on December 18, 2002, and expires on January 31, 2004.

The Company is obligated under various noncancelable operating leases for the rental of its office facilities, service obligations and certain office equipment. The expense associated with operating leases amounted to $336,669 and $193,490 for the nine months ended June 30, 2003, and 2002, respectively. The future minimum lease payments under noncancelable operating leases are as follows:

Fiscal Year (12 month period) Ending September 30,
2003	$487,100
2004	511,600
2005	352,400
2006	229,600
2007	126,800
Thereafter	222,100

Total future minimum lease payments	$1,929,600

(12)	Stock Option Plan

During the nine months ended June 30, 2003, the Company granted incentive stock options covering 645,252 shares of common stock to employees. During this same period, incentive stock options covering 26,974 shares of common stock were cancelled due to employee terminations and incentive stock options covering 24,090 shares of common stock expired unexercised. During the nine months ended June 30, 2003, the Company granted nonqualified stock options covering 206,748 shares of common stock to employees and consultants. As of June 30, 2003 the Company had outstanding options covering 1,328,160 shares of common stock.

Incentive Stock Options (Granted during the nine months ended June 30, 2003)
Options Granted	Grant Date	Exercise Price Per Share	Date	Expiration Exercisable
285,000	12/06/02	$2.50	12/06/12	(a)
20,000	12/06/02	$1.30	12/06/12	(a)
102,000	12/06/02	$1.30	12/06/12	(b)
198,252	03/07/03	$2.50	03/07/13	(a)
40,000	05/20/03	$2.25	05/20/13	(b)

645,252

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

Nonqualified Stock Options (Granted during the nine months ended June 30, 2003)
Options Granted	Grant Date	Exercise Price Per Share	Expiration Date	Exercisable
156,748	03/07/03	$2.50	03/07/13	(a)
50,000	05/01/03	$2.50	12/31/04	(c)

206,748

(a)	Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three. These options are 100% exercisable upon a change in control of the Company.
(b)	Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three.
(c)	Exercisable 50% on September 30, 2003 and 50% on September 30, 2004.

The Company did not recognize any compensation expense in connection with the grant of 645,252 incentive stock options and 156,748 of the nonqualified stock options during the nine months ended June 30, 2003, because the exercise price on the date of grant for each option was equal to or greater than the fair market value of the common stock on the date of grant. During this same period, the Company recognized $12,812 of non-cash expense related to the grant of 50,000 nonqualified stock options to a consultant in accordance with SFAS No. 123, as amended by SFAS No. 148, and Emerging Issues Task Force No. 96-18. The expense of $12,812 was determined by utilizing an amortization period equal to the options’ vesting period and calculating the options’ value based on the Black-Scholes option-pricing model.

(13)	Commitments and Contingent Liabilities

As of June 30, 2003, the Company was a party to certain legal proceedings. While the Company cannot predict the outcome of these proceedings at this time, it is the opinion of management, given the probability of the Company’s success, that the resolution of these proceedings will not have a material adverse effect on the consolidated financial condition of the Company.

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

Results of Operations:

During the quarter ended June 30, 2003 (“Q3 2003”), the Company continued to be an active market maker in select international equities, including unlisted ADRs and foreign ordinary shares, and an active trader of select international debt securities, including emerging market sovereign and corporate bonds. During Q3 2003, the Company moved its equity clearing relationship to Pershing.

During Q3 2003, the Company made further progress in implementing its strategic plan to grow and diversify its sources of revenue while leveraging its expertise in niche international financial markets. As of June 30, 2003, the Company had 25 full time employees. During Q3 2003, the Company added professionals with expertise in the areas of foreign exchange and precious metals trading. The Company expects to generate revenues from these activities during the fourth quarter of fiscal 2003.

Nine Months Ended June 30, 2003 (“YTD 2003”) Compared to

the Nine Months Ended June 30, 2002 (“YTD 2002”)

	Percentage of Total Revenue	Percentage of Total Revenue	Percentage Change from YTD 2002 to YTD 2003
	YTD 2002	YTD 2003
Trading revenue (Net dealer inventory and investment gains)	87%	98%	104%
Commissions	12%	2%	-67%
Management and investment advisory fees	Less than 1%	0%	NM
Interest income (expense), net	Less than 1%	Less than 1%	NM
Dividend income (expense), net	Less than -1%	Less than 1%	NM
Other revenues	1%	Less than 1%	NM
Total revenue	100%	100%	82%

	Percentage of Total Expenses	Percentage of Total Expenses	Percentage Change from YTD 2002 to YTD 2003
	YTD 2002	YTD 2003
Compensation and benefits	35%	42%	56%
Clearing and related expenses	30%	30%	31%
Promotion	4%	4%	26%
Occupancy and equipment rental	7%	6%	4%
Professional fees	8%	6%	-7%
Insurance	2%	3%	63%
Depreciation and amortization	7%	5%	-5%
Other expenses	7%	4%	4%
Total expenses	100%	100%	31%

NM – Not Meaningful

Net Income. The Company reported net income of $241,987 for YTD 2003, which equates to $0.07 per diluted share. This compares to a net loss of $(595,384), or $(0.25) cents per share, for YTD 2002.

Trading Revenue. The Company had trading income of $6,025,702 in YTD 2003, compared to $2,956,210 for YTD 2002. The increase in trading revenue reflects improving market conditions, the successful development of new wholesale equity client relationships, the retention of existing equity clients and the introduction and expansion of debt trading activities. The change in revenue composition reflects the re-focusing the Company’s business from retail brokerage to wholesale trading. The Company sold its retail brokerage business in December 2001.

Commission Revenue. The Company generated commission revenue of $133,107 in YTD 2003, compared to commission revenue of $406,175 in YTD 2002. All of the YTD 2003 commissions were from brokerage of securities at the wholesale level, while YTD 2002 commissions were from retail brokerage. YTD 2002 also included management and investment advisory fees of $6,292. The Company did not generate any revenue from retail brokerage or management and investment advisory activities in YTD 2003 because the Company sold these businesses in December 2001.

Interest Income (Expense). The Company’s YTD 2003 interest income (expense), net was $10,747 compared to $11,478 in YTD 2002. The decrease was due to lower interest rates, which offset the impact of a higher level of interest producing assets.

Dividend Income (Expense). The Company’s YTD 2003 dividend income (expense), net was $2,300 compared to ($8,041) for YTD 2002. Dividend income (expense) is generated when the Company holds long (short) equity positions over a dividend declaration date.

Total Expenses. The Company’s total expenses increased by approximately 31% to $5,764,821 in YTD 2003, compared to $4,400,336 in YTD 2002. This increase was directly attributable to the expansion of the Company’s business, which resulted in higher personnel, clearing and promotion costs.

Compensation and Benefits. The Company’s compensation and benefit expense increased from $1,554,104 in YTD 2002 to $2,421,877 in YTD 2003. The increase was a result of both higher staff levels and higher performance based compensation due to increased revenues.

Clearing Expenses. Clearing and related expenses grew from $1,323,578 in YTD 2002 to $1,728,783 in YTD 2003. The increase was primarily due to the growth in trading activity and the number of trades processed, increased foreign settlement fees and the transition of equity clearing to a new clearing firm. The increased foreign settlement fees related to changes in the composition of the equity trading activities.

Promotion Expense. Promotion expense increased from $170,465 in YTD 2002 to $214,598 in YTD 2003. Promotion expense increased due to a higher level of promotion and recruitment activities undertaken to support the Company’s expanded operations.

Occupancy and Equipment Rental. Occupancy and equipment rental expense increased from $308,341 in YTD 2002 to $320,659 in YTD 2003. This expense increased due to the opening of the Company’s New York office in December 2002, which was partially offset by cost reductions arising from the relocation of the Company’s Altamonte Springs, Florida office in February, 2002.

Professional Fees. Professional fees were $340,726 in YTD 2003, compared to $368,110 in YTD 2002. YTD 2003 professional fees decreased by approximately 7%. Professional fees in YTD 2002 were higher due to costs associated with arbitration and legal proceedings.

Insurance Expense. Insurance expense was $162,841 in YTD 2003, compared to $99,940 in YTD 2002. Insurance expense consists primarily of health insurance costs. The increase in YTD 2003 was primarily due to increases in the cost of health insurance caused by higher staff levels and increased cost per employee.

Depreciation and Amortization. Depreciation and amortization was $271,207 in YTD 2003, compared to $284,357 in YTD 2002. The decrease was due to the disposition of fixed assets related to the sale of the Company’s retail brokerage business in December 2001, as well as the full amortization of certain software. These decreases were partially offset by additional depreciation arising from the purchase of fixed assets for the Company’s New York and Altamonte Springs offices.

Other Operating Expenses. Other operating expenses were $304,130 in YTD 2003, compared to $291,441 in 2002. The increase was due to NASDAQ additional listing fees payable in connection with the conversion of Series A preferred shares to common shares in February 2003.

Gain on Sale. The Company recorded a gain of $413,009 in YTD 2002 from the sale of its retail brokerage business. This sale is described in Note 2 to the Condensed Consolidated Financial Statements appearing elsewhere in this report.

Tax Expense. The Company recognized income tax expense of $169,258 in YTD 2003. Although the Company has recognized this expense for accounting purposes, the Company currently expects that it will be able to utilize its existing net operating loss carryforwards to offset the full amount of this tax liability. Accordingly, the Company has reflected this offset by adjusting its deferred income tax asset by this amount. Management analyzed the remaining balance of the valuation allowance of the Company’s net operating loss carryforward and determined that no change in the amount was necessary at this time. Valuation of deferred tax assets depends upon a number of factors including the predictability of future earnings. Assuming the Company remains profitable, the ultimate realization of its net deferred tax asset could result in a future increase in reported earnings. The Company’s effective income tax rate was approximately 41% for YTD 2003. The Company did not recognize any income expense in YTD 2002 due to the loss incurred during this period.

Three Months Ended June 30, 2003 (“Q3 2003”) as Compared to

Three Months Ended June 30, 2002 (“Q3 2002”)

	Percent of Total Revenue	Percent of Total Revenue	Percent Change from Q3 2002 to Q3 2003
	Q3 2002	Q3 2003
Trading revenue (Net dealer inventory and investment gains)	101%	95%	111%
Commissions	Less than 1%	5%	NM
Interest income (expense), net	Less than 1%	Less than - 1%	NM
Dividend income (expense), net	-1%	Less than 1%	NM
Other revenues	Less than 1%	Less than 1%	NM
Total revenue	100%	100%	126%

	Percent of Total Expenses	Percent of Total Expenses	Percent Change from Q3 2002 to Q3 2003
Compensation and benefits	31%	41%	127%
Clearing and related expense	32%	37%	94%
Promotion	6%	2%	-42%
Occupancy and equipment rental	5%	5%	72%
Professional fees	14%	4%	-57%
Insurance	2%	3%	108%
Depreciation and amortization	6%	4%	5%
Other expenses	4%	4%	75%
Total expenses	100%	100%	68%

NM – Not meaningful

Net Income. The Company reported net income of $115,268 for Q3 2003, which equates to $0.02 per diluted share. This compares to a net loss of $(274,592), or $(0.12) cents per share, for Q3 2002.

Trading Revenue. The Company had trading income of $2,394,437 in Q3 2003, compared to $1,132,822 for Q3 2002. The increase in trading revenue reflects improving market conditions, the successful development of new wholesale equity client relationships, the retention of existing equity clients and the introduction and expansion of debt trading activities. The change in revenue composition reflects the re-focusing the Company’s business from retail brokerage to wholesale trading. The Company sold its retail brokerage business in December 2001.

Commission Revenue. The Company generated commission revenue of $132,364 in Q3 2003, compared to commission revenue of $1,675 in Q3 2002. All of the Q3 2003 commissions were from brokerage of securities at the wholesale level, while Q3 2002 commissions were from miscellaneous rebates.

Interest Income (Expense). The Company’s Q3 2003 interest income (expense), net was $(1,179) compared to $2,737 in Q3 2002. The expense in Q3 2003 was a result of interest costs of short positions exceeding interest income on long positions.

Dividend Income (Expense). The Company’s Q3 2003 dividend income (expense), net was $7,389 compared to ($16,031) for Q3 2002. Dividend income (expense) is generated when the Company holds long (short) equity positions over a dividend declaration date.

Total Expenses. The Company’s total expenses increased by approximately 68% to $2,342,357 in Q3 2003 compared to $1,396,350 in Q3 2002. This increase was directly attributable to the expansion of the Company’s business, which resulted in higher personnel, clearing and occupancy costs.

Compensation and Benefits. The Company’s compensation and benefit expense increased from $425,576 in Q3 2002 to $965,769 in Q3 2003. The increase was a result of both higher staff levels and higher performance based compensation due to increased revenues.

Clearing Expenses. Clearing and related expenses grew from $442,557 in Q3 2002 to $858,762 in Q3 2003. The increase was primarily due to the growth in trading activity and the number of trades processed, increased foreign settlement fees and the transition of equity clearing to a new clearing firm. The increased foreign settlement fees related to changes in the composition of the equity trading activities.

Promotion Expense. Promotion expense decreased from $76,723 in Q3 2002 to $44,305 in Q3 2003. Promotion expense decreased due to better cost controls and a more focused marketing program.

Occupancy and Equipment Rental. Occupancy and equipment rental expense increased from $74,684 in Q3 2002 to $128,382 in Q3 2003. This increase was attributable to the opening of the Company’s New York office in December 2002 and the Miami office in January 2003.

Professional Fees. Professional fees were $85,993 in Q3 2003, compared to $199,352 in Q3 2002. Q3 2003 professional fees decreased by approximately 57% to $85,993. Professional fees in Q3 2002 were higher due to costs associated with arbitration and legal proceedings.

Insurance Expense. Insurance expense was $62,749 in Q3 2003, compared to $30,137 in Q3 2002. Insurance expense consists primarily of health insurance costs. The increase in Q3 2003 was primarily due to increases in the cost of health insurance caused by higher staff levels and increased cost per employee.

Depreciation and Amortization. Depreciation and amortization was $90,815 in Q3 2003, compared to $86,884 in Q3 2002. The increase was due to additional depreciation arising from the purchase of fixed assets for the Company’s New York and Altamonte Springs offices.

Other Operating Expenses. Other operating expenses were $105,582 in Q3 2003, compared to $60,437 in Q3 2002. The increase was primarily due to NASDAQ additional listing fees payable in connection with the conversion of Series A preferred shares to common shares in February 2003 and higher communication expenses related to the expansion of business.

Tax Expense. The Company recognized income tax expense of $75,392 in Q3 2003. Although the Company has recognized this expense for accounting purposes, the Company currently expects that it will be able to utilize its existing net operating loss carryforwards to offset the full amount of this tax liability. Accordingly, the Company has reflected this offset by adjusting its deferred income tax asset by this amount. Management analyzed the remaining balance of the valuation allowance of the Company’s net operating loss carryforward and determined that no change in the amount was necessary at this time. Valuation of deferred tax assets depends upon a number of factors including the predictability of future earnings. Assuming the Company remains profitable, the ultimate realization of its net deferred tax asset could result in a future increase in reported earnings. The Company’s effective income tax rate was approximately 40% for Q3 2003. The Company did not recognize any income expense in Q3 2002 due to the loss incurred during this period.

Liquidity and Capital Resources

A substantial portion of the Company’s assets are liquid. The majority of the assets consist of securities inventories, which fluctuate depending on the levels of customer business. At June 30, 2003, approximately 90% of the Company’s assets consisted of cash, cash equivalents, receivables from clearing organizations and marketable securities. All assets are financed by the Company’s equity capital, short-term borrowings from securities sold, not yet purchased and other payables.

Distributions to the Company from INTL Trading, the Company’s broker/dealer subsidiary, are restricted by applicable law and regulations. The Company’s right to receive distributions from its subsidiaries are also subject to prior claims of the subsidiaries’ creditors, including customers of INTL Trading.

INTL Trading is subject to the requirements of the Securities and Exchange Commission (the “SEC”) and the National Association of Securities Dealers, Inc. (the “NASD”) relating to liquidity and net capital levels. At June 30, 2003, INTL Trading had net capital of $1,725,115, which was $1,348,615 in excess of its minimum net capital requirement on that date. INTL Trading’s net capital at June 30, 2003 included a $500,000 subordinated loan made by the Company to INTL Trading on January 31, 2003. This loan has a scheduled maturity date of February 28, 2004 and an interest rate of 3%. INTL Trading is not obligated to repay the loan at scheduled maturity if repayment would cause INTL Trading to violate its net capital requirements. If this occurs, INTL Trading’s obligation to repay the loan is deferred until these requirements can be satisfied. This inter-company loan has been eliminated from the consolidated balance sheets of the Company.

The Company’s total assets and liabilities and the individual components thereof may vary significantly from period to period because of changes relating to customer needs and economic and market conditions and customer requirements. The Company’s total assets at June 30, 2003 and

September 30, 2002, were $16,060,347 and $11,572,179, respectively. The Company’s operating activities generate or utilize cash resulting from net income or loss earned during the period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity and securities inventory changes resulting from proprietary arbitrage trading strategies dictated by prevailing market conditions.

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

In the opinion of management, the Company’s existing capital and anticipated cash flow from operations will be adequate to meet the Company’s capital needs for at least the next twelve months in light of known and reasonably estimated trends.

Cash Flows

For the nine months ended June 30, 2003, cash and cash equivalents increased by $1,632,487, to $6,116,090. The Company’s operating activities used $1,620,048 in cash during this period. This use of funds was primarily due to the change in the composition of securities owned and securities sold, not yet purchased, the $892,000 increase in the net receivable from the Company’s clearing organization and the $500,000 increase in the Company’s deposit with its clearing organization.

During the nine months ended June 30, 2003, the Company’s investment activities used $249,836 in cash. Most of the amount ($276,054) was due to the purchase of leasehold improvements and equipment, primarily for the Company’s office in New York City which opened in December 2002. This was partially offset by the receipt of $4,750 from the sale of assets and the receipt of $21,468 from the repayment of a prior loan made to an officer.

The Company’s financing activities generated $3,502,371 in cash, almost all of which was comprised of the net proceeds from the sale of 2,187,500 shares of Series A preferred stock in December 2002. The Company received $3,510,571 in cash from the sale, after deducting transaction costs of $208,179 paid in cash. The Company also paid an additional $75,000 in transaction costs through the issuance of 44,118 shares of the Company’s common stock.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

Changes in Internal Controls

The Company made no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2003, the Company was party to certain legal proceedings, which primarily related to matters arising in the ordinary course of business. While the Company cannot predict the outcome of these proceedings at this time, it is the opinion of management, given the probability of the Company’s success that the resolution of these proceedings will not have a material adverse effect on the consolidated financial condition of the Company.

On January 4, 2001, the Company commenced an arbitration proceeding with the NASD related to the sudden departure, on December 19, 2000, of the head of the Company’s foreign trading desk and his recruitment of the Company’s entire trading staff. The Company filed this arbitration proceeding against the broker-dealer who hired the recruited employees (the “hiring broker-dealer”), two principals of the hiring broker-dealer, two affiliated securities firms of the hiring broker-dealer and two principals of those affiliated firms. The Company alleged that these parties had engaged in raiding, unfair competition, misappropriation of trade secrets and other wrongful actions. On March 14, 2001, the hiring broker-dealer and two of its principals responded and filed counterclaims against the Company. The Company disputed the counterclaims and continues to vigorously defend them. On March 19, 2001, the two affiliated securities firms also filed counterclaims as well as claims for attorney’s fees. Effective September 30, 2002, the Company agreed to settle its claims against the two affiliated securities firms and the two principals of those firms. Under the settlement, the Company received $200,000. The Company has continued to pursue its claims against the hiring broker-dealer and the two principals of the hiring broker-dealer. The NASD held an arbitration hearing for this matter during November 2002, which has been continued until September 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

(31.1)	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

(31.2)	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

(32.1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Form 8-K

No reports were filed on Form 8-K during the three months ended June 30, 2003.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ASSETS HOLDING CORPORATION

Date 08/12/2003	/s/ Sean M. O’Connor
Sean M. O’Connor Chief Executive Officer

Date 08/12/2003	/s/ Jonathan C. Hinz
Jonathan C. Hinz Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.