Form 10KSB
period 2003-09-30
INTERNATIONAL ASSETS HOLDING CORP
filed 2003-12-29
CIK 913760

U.S. Securities and Exchange Commission

Washington D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-23554

INTERNATIONAL ASSETS HOLDING CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	59-2921318
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No).

220 East Central Parkway, Suite 2060

Altamonte Springs, Florida 32701

(Address of principal executive offices)

(407) 741-5300

(Issuer’s telephone number)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year: $10,754,755

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the last sale price of such stock as of December 15, 2003: $8,622,460.

The issuer had 4,733,834 outstanding shares of common stock as of December 15, 2003.

Transitional small business disclosure format:    Yes  ☐    No  ☒

INTERNATIONAL ASSETS HOLDING CORPORATION

2003 FORM 10-KSB

i

PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the Company’s control, including adverse changes in economic, political and market conditions, losses from the Company’s market-making and trading activities arising from counter-party failures and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of federal and state securities laws and the impact of changes in technology in the securities and commodities brokerage industries. Although the Company believes that its forward-looking statements are based upon reasonable assumptions regarding its business, future market conditions, there can be no assurances that the Company’s actual results will not differ materially from any results expressed or implied by the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any forward-looking statements are not guarantees of future performance.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

International Assets Holding Corporation and its subsidiaries (the “Company”) form a financial services group focused on select international securities and commodities markets. The Company uses its capital and expertise to facilitate wholesale cross-border financial flows through market making and trading of international equity and debt securities and commodities. The Company’s activities are currently divided into three functional areas — international equities market-making, international debt capital markets and commodities/foreign exchange trading.

The Company was formed in October 1987 and has three wholly-owned subsidiaries — INTL Trading, Inc. (“INTL Trading”), INTL Assets, Inc. (“INTL Assets”) and IAHC (Bermuda), Ltd. (“IAHC Bermuda”). Most of the Company’s activities are conducted through INTL Trading, a broker-dealer registered with the Securities and Exchange Commission (the “SEC”) and a member of the National Association of Securities Dealers, Inc. (the “NASD”).

In December 2001, the Company exited from retail securities activities and sold certain related assets and re-focused the business on wholesale equity market-making. As part of this re-focusing during the 2003 fiscal year, the Company completed a series of transactions designed to enhance the Company’s financial condition and management expertise and expand the scope of its operations. These transactions involved the Company’s sale of 2,187,500 shares of Series A preferred stock to three investors. The Company received gross proceeds of $3,718,750 from these transactions. These shares were subsequently converted into an equal number of shares of the Company’s common stock, which represented 47.6% of the total shares of common stock then outstanding. These transactions are described in greater detail in Note 4 to the Company’s Consolidated Financial Statements included in this report. As part of these transactions, the Company elected three of the investors to the Company’s Board of Directors, and appointed one of them as the President and one of them as the Chief Executive Officer of the Company.

The Company’s internet address is www.intlassets.com. The Company’s annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, statements of changes in beneficial ownership and press releases are available in the Investor Relations section of this website. The Company’s website also includes the Company’s Code of Ethics, which governs the Company’s directors, officers and employees, and other information regarding the Company’s corporate governance.

Business Strategy

The Company’s management believes that its current capital and expertise can be exploited in financial market activities that exhibit some or all of the following characteristics:

•	Niche market segments and customers not adequately covered by major brokerage firms and financial institutions

•	Significant international component

•	Trading oriented activities

•	Markets requiring specialized expertise

•	Markets primarily serving wholesale clients such as securities broker-dealers and banks

The Company currently operates in three business segments that fulfill the goals of its business strategy – international equities market-making, international debt capital markets and commodities/foreign exchange trading. The Company continues to evaluate other market niches for expansion opportunities.

International Equities Market-Making

The Company is a leading U.S. market maker in select foreign securities, including unlisted American Depositary Receipts (“ADRs”) and foreign ordinary shares. The Company conducts these activities through INTL Trading, which provides execution services and liquidity to national broker dealers, regional broker-dealers and institutional investors. The Company focuses on those international equities where its expertise allows the Company to provide its clients with competitive execution and superior service. The Company utilizes its proprietary technology, including internet technology, to reliably and efficiently implement this strategy.

The Company makes markets in approximately 200 ADRs and foreign ordinary shares traded in the over the counter market (the “OTC”). In addition, the Company will, on request, make prices in more than 8,000 additional ADRs and foreign ordinary shares. As a market-marker, the Company provides trade execution services by offering to buy shares from, or sell shares to, broker-dealers and institutions. The Company displays the prices at which it is willing to buy and sell these securities and adjust its prices in response to market conditions. When acting as principal, the Company commits its own capital and derives revenue from the difference between the prices at which the Company buys and sells shares. The Company also earns commissions by executing trades on an agency basis.

International Debt Capital Markets

The Company actively trades in a wide variety of international debt instruments. The Company also invests in international debt instruments on a proprietary basis and arranges international debt transactions. These activities commenced in the second quarter of 2003 and have grown steadily since that time.

The Company trades and invests in international bonds, including both investment grade and higher yielding emerging market bonds. The Company generally focuses on smaller issues, such as emerging market sovereign, corporate and bank bonds that trade worldwide on an OTC basis.

The Company provides efficient execution in these bonds to smaller institutional and private banking clients. The Company’s staff has substantial experience in this market, which allows the Company to offer customers superior execution capability. When acting as a principal, the Company commits its own capital to buy and sell bonds. The Company derives revenue from the difference between the purchase and sale prices. The Company also earns commissions by executing trades on an agency basis.

The Company periodically invests its own capital in select international bonds. The Company derives revenue from interest received and the difference between the purchase and sale prices.

The Company periodically identifies opportunities to arrange, purchase or sell debt transactions. These transactions generally involve negotiable emerging market debt instruments that have limited liquidity and exhibit one or more of the following characteristics:

•	Related to a specific commercial transaction

•	Initially payable to a specific lender or creditor (sometimes the Company)

•	Absence of published pricing

•	Absence of standard documentation

•	Absence of established settlement procedures

The transactions are generally evidenced by promissory notes, bills of exchange, loan agreements, accounts receivable and other types of debt instruments.

The Company may use its capital to purchase these instruments from emerging market debtors or their creditors. Due to the limited liquidity of these instruments, the Company may hold them for an indeterminate period of time before selling them. The transactions are typically sold to international banks and financial institutions. The Company derives revenue from interest received and the difference between the purchase and sale prices.

In other transactions, the Company may earn a fee for introducing borrowers and lenders or advising borrowers’ on capital raising transactions.

Commodities/Foreign Exchange Trading

Precious Metals Trading

In the fourth quarter of fiscal 2003, the Company established a precious metals trading business. The Company currently has relationships with a number of small and medium-sized precious metals producers and provides them with a full range of precious metals trading and hedging capabilities. The Company plans to expand its relationships to include consumers, recyclers and investors.

When acting as a principal, the Company commits its own capital to buy and sell precious metals on a spot and forward basis. The Company derives revenue from the difference between the purchase and sale prices.

The Company assists its clients in protecting the value of their future production by selling them put options on an OTC basis. The Company also provides clients with sophisticated option products, including combinations of buying and selling puts and calls. The Company mitigates its risk by effecting offsetting OTC options with market counterparties or through the purchase or sale of commodities futures traded through the COMEX division of the New York Mercantile Exchange.

The Company also takes periodic proprietary positions by buying precious metals or related options. However, the Company does not sell uncovered precious metals options. The Company derives revenue from these proprietary activities through the difference between the purchase and sale prices or between premiums received and paid.

Foreign Exchange Trading

In the fourth quarter of fiscal 2003, the Company established a foreign exchange trading business. The Company’s goal is to develop trading opportunities based on the foreign currency flows inherent in the Company’s existing international securities activities. In addition, the Company seeks to trade in select illiquid currencies of developing countries. The Company’s target clients are financial institutions, multi-national corporations, governmental and charitable organizations operating in these developing countries.

The Company primarily acts as a principal in buying and selling foreign currencies on a spot basis. The Company derives revenue from the difference between the purchase and sale prices.

The Company periodically holds foreign currency positions for longer periods to create liquidity for clients or generate proprietary earnings potential.

Competition

The international financial markets are highly competitive and rapidly evolving. In addition, these markets are dominated by firms with significant capital and personnel resources which are not currently available to the Company. The Company expects these competitive conditions to continue in the future. The Company’s strategy is to focus on smaller niche markets requiring specialized expertise that may be less attractive to its larger competitors. The Company believes that it can compete successfully with other financial intermediaries in these niches based on the Company’s expertise and quality of service.

The Company’s activities are impacted, and will continue to be impacted, by investor interest in the international financial markets served by the Company. International securities in these markets compete with a wide range of alternative investment instruments. The Company seeks to counterbalance changes in demand in specified markets by undertaking activities in multiple uncorrelated markets.

Technology has increased competitive pressures on intermediaries in international financial markets by improving dissemination of information and facilitating the development of alternative execution mechanisms. In the equity markets, electronic communication networks (“ECNs”) compete with market-makers like the Company. ECNs provide a neutral forum in which third parties display and match their orders, but do not commit capital or provide liquidity to the marketplace. ECNs and similar alternative execution mechanisms provide the greatest benefit for markets in highly liquid securities. The Company competes by focusing on niche markets for less liquid instruments and using its capital to enhance liquidity for clients.

Administration and Operations

The Company employs operations personnel to supervise, and, for certain products, execute the clearing and settlement of transactions.

INTL Trading’s securities transactions are cleared through Pershing LLC, a wholly owned subsidiary of The Bank of New York. INTL Trading does not hold client funds or directly clear or settle securities transactions.

The Company’s administrative staff manages the Company’s internal financial controls, accounting functions, office services and compliance with regulatory requirements.

Governmental Regulation

The Company’s activities, particularly in the securities market, are subject to significant governmental regulation. The regulatory environment in which the Company operates is subject to frequent change and these changes directly impact the Company’s business and operating results. The U.S. Patriot Act of 2001 and the Sarbanes-Oxley Act of 2002 have placed additional regulatory burdens and compliance costs on the Company.

The securities industry in the United States is subject to extensive regulation under federal and state securities laws. The Company is required to comply with a wide range of requirements imposed by the SEC, state securities commissions and the NASD. These regulatory bodies are charged with safeguarding the integrity of the financial markets and with protecting the interests of investors in these markets.

Broker-dealers such as INTL Trading are subject to regulation covering all aspects of their activities, including trade practices, capital structure, record retention and the conduct of its officers, supervisors and registered employees. Failure to comply with any of these requirements could result in administrative or court proceedings, censure, fines, issuance of cease-and-desist orders, the suspension or disqualification of a broker-dealer, its officers, supervisors and registered representatives.

Net Capital Requirements

The Company’s broker-dealer subsidiary, INTL Trading, is subject to the net capital requirements imposed by SEC Rule 15c3-1 under the Securities Exchange Act of 1934. These requirements are intended to ensure the financial integrity and liquidity of broker-dealers. They establish both minimum levels of capital and liquid assets. The net capital requirements prohibit the payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advance of loan to a stockholder, employee or affiliate, if such payment would reduce the broker-dealer’s net capital below required levels.

The net capital requirements restrict the ability of INTL Trading to make distribution to the Company. They also restrict the ability of INTL Trading to expand its business.

During the 2003 fiscal year, INTL Trading maintained net capital which exceeded the minimum levels required by SEC Rule 15c3-1.

Risks Affecting the Company’s Business

The Company faces a variety of risks that could adversely impact its financial condition and results of operations. These include, but are not limited to, the following:

•	Adverse changes in economic, political and market conditions

•	Unexpected losses from market making and trading losses (including counterparty failures)

•	Loss of key personnel

•	Increased competition

•	Regulatory changes

•	Liability for violations of federal and state securities laws

•	Technological change

The Company seeks to mitigate the market and credit risks arising from its financial trading activities through an active risk management program. The principal objective of this program is to limit trading risk to an acceptable level while maximizing the return generated on the risk assumed. The Company has a risk committee which is responsible for developing and implementing the Company’s risk management policies. The risk committee establishes limits for each product area based on the estimated value at risk and monitors compliance with these limits. The risk committee reports to the Audit Committee of the Board of Directors.

Employees

At September 30, 2003, the Company had 28 employees, all of whom were full time employees. Six of these employees had managerial responsibilities, 14 were traders and 8 had administrative and operational duties, in such areas as accounting, operations, compliance and technology.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases approximately 5,100 square feet of office space for its corporate headquarters at 220 E. Central Parkway in Altamonte Springs, Florida. This lease commenced on February 1, 2002, and expires on July 31, 2009. The Company leases approximately 3,700 square feet of office space at 708 Third Avenue, New York,

New York. This lease commenced on December 13, 2002, and expires on September 29, 2006. The Company leases approximately 310 square feet of office space at 1111 Brickell Avenue, Miami, Florida. This lease commenced on December 18, 2002, and expires on January 31, 2004.

ITEM 3. LEGAL PROCEEDINGS.

On January 4, 2001, the Company commenced an arbitration proceeding with the NASD related to the departure, on December 19, 2000, of the head of the Company’s foreign trading desk and his recruitment of the Company’s entire trading staff. The Company filed this arbitration proceeding against the broker-dealer who had hired the recruited employees (the “hiring broker-dealer”), two principals of the hiring broker-dealer and two principals of the affiliated firms. The Company alleged that these parties had engaged in raiding, unfair competition, misappropriation of trade secrets, and other wrongful actions. The other parties filed counterclaims against the Company. Effective September 30, 2002, the Company agreed to settle its claims against the two affiliated securities firms and the two principals of those firms. Under the settlement, the Company received $200,000. On September 22, 2003, the Company agreed to settle its remaining claims against the hiring broker-dealer and the two principals of the hiring broker-dealer. Under the settlement, the Company received $100,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Principal Trading Market

The Company’s common stock trades on the NASDAQ SmallCap Market under the symbol “IAAC”.

Sales Prices

The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock as reported by NASDAQ. These prices do not include retail mark-ups, mark-downs, or commissions and represent prices between dealers and not necessarily actual transactions.

	High	Low
Fiscal Year 2002

First Quarter (Oct. 2001 – Dec. 2001)	$1.20	$0.55
Second Quarter (Jan. 2002 – Mar. 2002)	1.98	0.45
Third Quarter (Apr. 2002 – Jun. 2002)	1.70	0.65
Fourth Quarter (Jul. 2002 – Sep. 2002)	1.00	0.47

Fiscal Year 2003

First Quarter (Oct. 2002 – Dec. 2002)	2.54	0.53
Second Quarter (Jan. 2003 – Mar. 2003)	3.00	1.79
Third Quarter (Apr. 2003 – Jun. 2003)	2.36	1.90
Fourth Quarter (Jul. 03 – Sep. 03)	3.86	2.00

Dividends

The Company has never declared any cash dividends on its common stock, and does not currently have any plans to pay dividends on its common stock in the future. The payment of cash dividends in the future is subject to the discretion of the Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors.

Holders

As of September 30, 2003, there were approximately 106 shareholders of record of the Company’s common stock, according to the records maintained by the Company’s transfer agent. As of September 30, 2003 the Company estimates that there were approximately 580 beneficial owners of the Company’s common stock.

Equity Compensation Plan Information

The following table presents information regarding the Company’s equity compensation plans at September 30, 2003:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,328,160 shares	$2.21	201,600 shares
Equity compensation plans not approved by security holders	—	—	—

Total	1,328,160 shares	$2.21	201,600 shares

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

The Company’s principal activities include market-making and trading in international financial instruments and commodities. The markets in which the Company operates are highly competitive and volatile. The Company has little or no control over many of the factors which affect its operations. As a result, the Company’s earnings are subject to potentially wide fluctuations. The Company seeks to counteract many of these influences by focusing on niche, uncorrelated markets and, when possible, linking the Company’s expenses to revenues.

The Company’s activities have changed significantly over the past two fiscal years due to the following developments.

•	In the first quarter of fiscal 2002, the Company sold its retail brokerage and money management businesses. As a result, the Company operated solely as a wholesale market maker in select international equities for the remainder of fiscal 2002.

•	In the first quarter of fiscal 2003, the Company appointed new management and raised additional capital.

•	In the second quarter of fiscal 2003, the Company began trading and related activities in international debt capital markets.

•	In the fourth quarter of fiscal 2003, the Company began trading precious metals and foreign exchange.

The Company’s activities are currently divided into international equities market-making, international debt capital markets and commodities/foreign exchange trading. Most of the Company’s revenue over the past two fiscal years was generated from international equity market-making. In fiscal 2003, international debt capital markets also made a positive contribution to revenues. Given the early stage of development, international debt trading and commodity/foreign exchange trading represented a minority of the Company’s revenues in fiscal 2003.

2003 Compared to 2002

The following table reflects the principal components of the Company’s revenue and expenses as a percentage of total revenue for fiscal 2003 and 2002.

	Percentage of Total Revenue	Percentage of Total Revenue	Percentage Change from 2002 to 2003
	2003	2002
Trading revenue (Net dealer inventory and investment gains)	89%	87%	111%
Commissions	10%	8%	175%
Management and investment advisory fees	0%	Less than 1%	Not meaningful
Interest income (expense), net	Less than 1%	Less than 1%	- 33%
Dividend income (expense), net	Less than -1%	Less than -1%	Not Meaningful
Other revenues	1%	4%	- 54%

Total revenue	100%	100%	108%

The following table reflects the sources of the Company’s revenues as a percentage of the Company’s total revenue for fiscal 2003 and 2002.

	Percentage of Total Revenue	Percentage of Total Revenue	Percentage Change from 2002 to 2003
	2003	2002
Equity market making	71%	92%	62%
Debt capital markets	18%	0%	Not meaningful
Commodities/ foreign exchange trading	10%	0%	Not meaningful
Other	1%	8%	Not meaningful
Total Revenue	100%	100%	108%

The following table reflects the principal components of the Company’s expenses as a percentage of the Company’s total expenses in fiscal 2003 and 2002.

	Percentage of Total Expenses	Percentage of Total Expenses	Percentage Change from 2002 to 2003
	2003	2002
Compensation and benefits	46.6%	37.9%	95%
Clearing and related expenses	25.9%	29.2%	41%
Wholesale Commissions	4.7%	0%	Not meaningful
Occupancy and equipment rental	4.7%	6.6%	13%
Professional fees	4.7%	7.8%	-4%
Depreciation and amortization	3.9%	6.4%	-4%
Business Development	2.8%	3.9%	14%
Insurance	2.6%	2.1%	94%
Other expenses	4.1%	6.1%	6%
Total expenses	100%	100%	59%

Net Income. The Company had net income of $1,264,000 for fiscal 2003, which equates to $0.33 per diluted share. This compares to a net loss of $(271,000), or $(0.11) cents per diluted share, for fiscal 2002.

Total Revenue. The Company’s total revenue increased 108% to $10,755,000 for fiscal 2003 compared to $5,167,000 for fiscal 2002. Equity market-making revenue grew from $4,572,000 in fiscal 2002 to $7,675,000 in fiscal 2003. The growth in equity market-making revenue was due to improved equity market conditions worldwide, increased marketing of the Company’s market-making capabilities to institutional and other clients and improved management of the Company’s equity market-making personnel. Equity market-making revenue fell from 92% of total revenue in fiscal 2002 to 71% of total revenue in fiscal 2003 due to additional revenue from new activities. The Company began international debt capital markets in the second quarter of fiscal 2003. These activities generated revenue of $1,933,000 (18% of total revenue) in fiscal 2003. The Company’s revenues from these activities was supported by the attractive market conditions for international debt securities which prevailed in 2003 and a steadily increasing number of wholesale customers establishing relationships with the Company. The Company began trading in foreign exchange and precious metals in the fourth quarter of fiscal 2003. These activities generated revenue of $1,017,000 (10% of total revenue) in fiscal 2003 largely as a result of synergies realized with the other trading businesses.

Trading Revenue (Net Dealer Inventory and Investment Gains). The Company had trading income of $9,537,000 in fiscal 2003, compared to $4,511,000 for fiscal 2002. The increase in trading revenue reflected improved market conditions and demand for securities traded by the Company, the successful development of new wholesale equity client relationships and the introduction and expansion into international debt capital markets and commodities/foreign exchange trading. The change in revenue composition reflects the re-focusing of the Company’s business from retail brokerage to wholesale trading. The Company sold its retail brokerage business in December 2001.

Commission Revenue. The Company generated commission revenue of $1,125,000 in fiscal 2003, compared to commission revenue of $408,000 in fiscal 2002. All commissions in fiscal 2003 were generated from brokerage of securities at the wholesale level, while fiscal 2002 commissions were from retail brokerage. Revenues in fiscal 2002 also included investment advisory fees of $6,000. The Company did not generate any revenue from retail brokerage or investment advisory activities in fiscal 2003 because the Company sold these businesses in the first quarter of fiscal 2002.

Interest Income (Expense) The Company’s fiscal 2003 interest income (expense), net was $9,000 compared to $14,000 in fiscal 2002. The decrease was due to higher interest expense arising from securities sold but not purchased held with the Company’s clearing firm.

Dividend Income (Expense). The Company’s fiscal 2003 dividend income (expense), net was ($22,000) compared to ($4,000) for fiscal 2002. Dividend income (expense) is generated when the Company holds long (short) equity positions over a dividend declaration date.

Other Revenues. The Company recognized $106,000 in other income in fiscal 2003, compared to $232,000 in 2002. Other revenues include a payment of $100,000 received in 2003 under settlement of an arbitration, and a payment of $200,000 received in 2002 under settlement of the same arbitration.

Total Expenses. The Company’s total expenses increased by approximately 59% to $9,279,000 in fiscal 2003, compared to $5,851,000 in fiscal 2002. This increase was directly attributable to the expansion of the Company’s business, which resulted in higher personnel, clearing and business development costs.

Compensation and Benefits. The Company’s compensation and benefit expense increased from $2,216,000 in fiscal 2002 to $4,321,000 in fiscal 2003. The increase was a result of both higher staff levels and higher performance based compensation due to increased revenues and profitability.

Clearing Expenses. Clearing and related expenses grew from $1,708,000 in fiscal 2002 to $2,405,000 in fiscal 2003. The increase was primarily due to the growth in trading activity and the number of trades processed, increased foreign settlement fees and the transition of equity clearing to a new clearing firm. The increased foreign settlement fees related to changes in the composition of the equity trading activities.

Wholesale Commissions. The Company incurs commission expense from wholesale debt transactions. Wholesale commissions in fiscal 2003 were $438,000. The Company did not conclude any debt transactions in fiscal 2002.

Occupancy and Equipment Rental. Occupancy and equipment rental expense increased from $387,000 in fiscal 2002 to $438,000 in fiscal 2003. This expense increased due to the opening of the Company’s New York office in December 2002, which was partially offset by cost reductions arising from the relocation of the Company’s Altamonte Springs, Florida office in February 2002.

Professional Fees. Professional fees principally consist of legal and accounting fees. They were $454,000 in fiscal 2002, compared to $438,000 in fiscal 2003. Fiscal 2003 professional fees decreased by approximately 4% due to lower costs associated with on-going arbitration and legal proceedings.

Depreciation and Amortization. Depreciation and amortization was $377,000 in fiscal 2002, compared to $362,000 in fiscal 2003. The decrease was due to the disposition of fixed assets related to the sale of the Company’s retail brokerage business in December 2001, as well as the full amortization of certain software costs. These decreases were partially offset by additional depreciation arising from the purchase of fixed assets for the Company’s New York and Altamonte Springs offices.

Business Development Expense. Business development expense increased from $230,000 in fiscal 2002 to $263,000 in fiscal 2003. This expense increased due to a higher level of sales and recruitment activities undertaken to support the Company’s expanded operations.

Insurance Expense. Insurance expense was $120,000 in fiscal 2002, compared to $233,000 in fiscal 2003. Insurance expense consists primarily of health insurance costs. The increase in fiscal 2003 was primarily due to increases in the cost of health insurance caused by higher staff levels and increased cost per employee.

Other Operating Expenses. Other operating expenses were $359,000 in fiscal 2002, compared to $380,000 in 2003. The increase was principally due to NASDAQ additional listing fees arising from the conversion of Series A preferred shares to common shares in February 2003.

Gain on Sale. The Company recorded a gain of $413,000 in fiscal 2002 from the sale of its retail brokerage business. This sale is described in Note 2 to the Company’s Consolidated Financial Statements appearing elsewhere in this report.

Tax Expense. The Company recognized total income tax expense of $211,000 in fiscal 2003. As a result of improved performance, the Company elected to recognize the full potential value of its existing deferred tax asset. The reversal of the deferred tax asset valuation allowance resulted in a tax benefit of $363,000. The calculated federal and state tax expense before this benefit was $575,000 (39% of income before income tax). The Company did not recognize any income tax expense in fiscal 2002 due to the loss incurred during this period.

Liquidity and Capital Resources

A substantial portion of the Company’s assets are liquid. The majority of the assets consist of securities inventories, which fluctuate depending on the levels of customer business. At September 30, 2003, approximately 90% of the Company’s assets consisted of cash, cash equivalents, receivables from clearing organizations and marketable securities. All assets are financed by the Company’s equity capital, short-term borrowings from securities sold, not yet purchased and other payables.

The Company’s ability to receive distributions from INTL Trading, the Company’s broker-dealer subsidiary, is restricted by regulations of the SEC and the NASD. The Company’s right to receive distributions from its subsidiaries are also subject to the rights of the subsidiaries’ creditors, including customers of INTL Trading.

INTL Trading is subject to the net capital requirements of the SEC and the NASD relating to liquidity and net capital levels. At September 30, 2003, INTL Trading had net capital of $1,386,000, which was $992,000 in excess of its minimum net capital requirement on that date. INTL Trading’s net capital at September 30, 2003 included a $500,000 subordinated loan made by the Company to INTL Trading on January 31, 2003. This loan has a scheduled maturity date of February 28, 2004 and an interest rate of 3%. INTL Trading is not obligated to repay the loan at scheduled maturity if repayment would cause INTL Trading to violate its net capital requirements. If this occurs, INTL Trading’s obligation to repay the loan is deferred until these requirements can be satisfied. This inter-company loan has been eliminated from the consolidated balance sheet of the Company as of September 30, 2003.

The Company’s assets and liabilities may vary significantly from period to period because of changes relating to customer needs and economic and market conditions and customer requirements. The Company’s total assets at September 30, 2003 and September 30, 2002, were $17,336,000 and $11,572,000, respectively. The Company’s operating activities generate or utilize cash resulting from net income or loss earned during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity and securities inventory changes resulting from proprietary arbitrage trading strategies dictated by prevailing market conditions.

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

The Company is currently planning to raise additional capital during fiscal 2004 in order to support the expansion of the Company’s business. In this connection, the Company is considering whether to issue equity securities, debt securities or a combination of both.

Cash Flows

The Company’s cash and cash equivalents increased by $2,583,000 from $4,484,000 at September 30, 2003 to $7,067,000 at September 30, 2003.

The major sources of cash were:

•	The Company’s financing activities generated $3,740,000 in cash. Most of this amount was comprised of the net proceeds from the sale of 2,187,500 shares of Series A preferred stock in December 2002 (which was subsequently converted into an equal number of shares of common stock). The Company received $3,511,000 in cash from the sale, after deducting transaction costs of $208,000 paid in cash. The Company also paid an additional $75,000 in transaction costs through the issuance of 44,117 shares of the Company’s common stock.

•	The Company received $237,000 from the exercise of employee stock options.

•	The Company generated net income of $1,264,000.

•	Significant non-cash expenses included depreciation and amortization of $362,000 and deferred income taxes of $211,000.

•	$938,000 increase in accrued employee compensation and benefits resulting from improved performance.

•	$318,000 net change in securities positions (securities owned, foreign currency sold, not yet purchased and securities owned, not yet purchased).

The major uses of cash were:

•	The Company used $3,381,000 in cash as a result of changes in the Company’s net receivables from brokers, dealers and clearing organization. At September 30, 2002, the Company owed these organizations $1,025,000. By September 30, 2003, these organizations owed the Company $2,356,000.

•	The Company used $500,000 to establish a deposit as required by its new clearing organization.

•	The Company’s investing activities used $273,000 in cash. Most of the amount was due to the purchase of $299,000 in leasehold improvements and equipment, primarily for the Company’s office in New York City which opened in December 2002. This was partially offset by the receipt of $5,000 from the sale of assets and the receipt of $21,000 from the repayment of a prior loan made to an officer.

Critical Accounting Policies

The Company’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the U.S. (see Summary of Significant Accounting Policies in the Consolidated Financial Statements). The Company believes that of its significant accounting policies, those described below involve a high degree of judgment and complexity. These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the Consolidated Financial Statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the Consolidated Financial Statements. Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

Valuation of Securities and Other Assets.    Substantially all financial instruments are reflected in the Consolidated Financial Statements at fair value or amounts that approximate fair value, these include: cash, cash equivalents, and securities purchased under agreements to resell; deposits with clearing organizations; securities owned; and securities sold but not yet purchased. Unrealized gains and losses related to these financial instruments are reflected in net earnings. Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. In addition, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value.

Deferred Tax Asset and Liability.     The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company also establishes valuation allowances when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of September 30, 2003, based upon the projections for future taxable income, management believes it is more likely than not that the Company will realize the full benefits of these deductible differences and net operating loss carryforward.

Off Balance Sheet Arrangements

The Company’s material off balance sheet arrangements are discussed in Note 10 to the Company’s Consolidated Financial Statements.

Effects of Inflation

Because the Company’s assets are, to a large extent, liquid in nature, they are not significantly affected by inflation. Increases in the Company’s expenses, such as compensation and benefits, clearing and related expenses, occupancy and equipment rental, due to inflation, may not be readily recoverable from increasing the prices of services offered by the Company. In addition, to the extent that inflation results in rising interest rates or has other adverse effects on the securities markets and on the value of the securities held in inventory, it may adversely affect the Company’s financial position and results of operations.

ITEM 7.   FINANCIAL STATEMENTS

The Company’s consolidated financial statements are set forth on pages F-1 through F-25.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A   CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of September 30, 2003, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

PART III

ITEM	9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE	WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table lists certain information about the directors and executive officers of the Company:

Name	Age	Director Since	Officer Since	Position with the Company
Diego Veitia	60	1987	1987	Director and Executive Chairman of the Board
Sean M. O’Connor	41	2002	2002	Director and Chief Executive Officer
Scott J. Branch	41	2002	2002	Director and President
Edward R. Cofrancesco, Jr.	41	2002	2002	Director, Executive Vice President and Chief Operating Officer
Robert A. Miller, PhD	60	1998	—	Director
John Radziwill	56	2002	—	Director
Jonathan C. Hinz	41	—	1995	Chief Financial Officer and Treasurer

Each of the Company’s directors have been elected to serve until the next annual meeting of shareholders and until his respective successor is elected and qualified. Officers are appointed by the Board of Directors.

Diego J. Veitia founded the Company in 1987 and has served as Chairman of the Board since that time. He served as Chief Executive Officer of the Company from its inception in 1987 until October 2002. He has also served as President of the Company on several occasions, including most recently from September 2001 to October 2002.

Sean M. O’Connor joined the Company in October 2002 as Chief Executive Officer. In December 2002, he was elected to the Board of Directors. From 1994 until 2002, Mr. O’Connor was Chief Executive Officer of Standard New York Securities, a division of Standard Bank. From 1999 until 2002, Mr. O’Connor also served as Executive Director of Standard Bank London, Ltd., a United Kingdom bank and subsidiary of the Standard Bank.

Scott J. Branch joined the Company in October 2002 as President. In December 2002, he was elected to the Board of Directors. Mr. Branch was General Manager of Standard Bank London, Ltd. from 1995 until 2002. During this period, he also served in other capacities for Standard Bank, including management of its banking and securities activities in the Eastern Mediterranean Region and management of its forfaiting and syndications group.

Edward R. Cofrancesco, Jr. joined the Company in December 2000 and currently serves as the Executive Vice President and Chief Operating Officer. He was elected to the Board of Directors in 2002. Since 2000, he has served in several positions with the Company, including as the Senior Vice President of INTL Trading and International Assets Advisory Corporation, the Company’s former subsidiary. He was appointed Executive Vice President and Chief Operating Officer in 2002. Mr. Cofrancesco served as a Vice President of Institutional Sales for Lehman Brothers from February 2000 to December 2000, and as Vice President and Manager of the international trading division of Raymond James from 1993 to February 2000.

Robert A. Miller, Ph.D. was elected as a director of the Company in February 1998. Dr. Miller has served as President of Nazareth College in Rochester, New York since 1998. He is currently a director of Bergmann Associates, LLC, a privately owned architectural and engineering firm based in Rochester, N.Y. Dr. Miller previously served as the Academic Vice President of Queens College in Charlotte, North Carolina from 1994 to 1998. Dr. Miller previously served as a director of America’s All Seasons Fund, Inc. until December 1998.

John Radziwill was elected as a director of the Company in December 2002. Mr. Radziwill is currently a director of Lionheart Group, Inc., USA Micro Cap Value Co. Ltd, Goldcrown Group Limited, New York Holdings Limited, Acquisitor Plc and Acquisitor Holdings (Bermuda) Ltd. In the past five years he has also served on the boards of Air Express International Corp., Interequity Capital Corporation, GP and Radix Organization Inc. Mr. Radziwill is a member of the Bar of England and Wales.

Jonathan C. Hinz joined the Company in 1995 and currently serves as its Chief Financial Officer and Treasurer. Mr. Hinz served as Controller for the Company from 1995 until November 1999, when he became the Chief Financial Officer and Treasurer.

Compliance with Section 16(a) of the Exchange Act

Pursuant to Section 16(a) of the Securities and Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of the Company’s common stock, to file reports of ownership and changes in ownership of the common stock with the SEC.

Based solely on the review of such reports, the Company is aware the following persons did not file reports under Section 16(a) on a timely basis during the 2003 fiscal years.

•	Mr. John Radziwill, a director of the Company, did not file one report on a timely basis.

•	GoldCrown Asset Management Ltd., a 10% beneficial owner of the Company, did not file one report on a timely basis.

Audit Committee

The Company has an Audit Committee established by the Board of Directors. The committee consists of two members who are independent as defined in NASD Rule 4200. The Audit Committee makes recommendations concerning the engagement of independent auditors, reviews with the independent auditors the plans and results of the audit engagement, approves professional services provided by the independent auditors, reviews the independence of the independent auditors, considers the range of audit and non-audit fees and reviews the adequacy of the Company’s internal accounting controls. John Radziwill and Robert Miller are the members of the Audit Committee.

Code of Ethics

The Company has adopted a Code of Ethics which applies to the Company’s officers, directors and employees. A copy of the Company’s Code of Ethics is available on the Company’s website www.intlassets.com.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information with respect to the compensation awarded, earned or paid during the last three fiscal years to the Company’s Chief Executive Officer and each of the four other mostly highly compensated executive officers of the Company.

Annual Compensation
Name and Principal Position	Fiscal Year	Salary		Bonus		Other Annual Compen- sation		Stock Option Awards (Shares)	All other Compen- sation
Diego J. Veitia Director, Executive Chairman of the Board (1)(2)	2003 2002 2001	$ $ $	200,033 115,985 148,349	$ $ $	— 35,000 —	$ $ $	— — 19,845	— 25,000 25,000	$ $ $	250 — —

Sean M. O’Connor Director and Chief Executive Officer	2003 2002 2001	$ $ $	150,695 — —	$ $ $	155,000 — —	$ $ $	— — —	275,000 — —	$ $ $	3,766 — —

Scott J. Branch Director and President	2003 2002 2001	$ $ $	150,695 — —	$ $ $	145,000 — —	$ $ $	— — —	275,000 — —	$ $ $	3,766 — —

Edward R. Cofrancesco Director, Executive Vice President and Chief Operating Officer	2003 2002 2001	$ $ $	168,750 150,000 115,962	$ $ $	120,000 55,000 110,000	$ $ $	— — —	111,200 20,000 20,000	$ $ $	4,749 — —

Jonathan C. Hinz Chief Financial Officer and Treasurer	2003 2002 2001	$ $ $	102,625 97,136 88,544	$ $ $	25,000 30,000 18,000	$ $ $	— — —	12,000 20,000 20,000	$ $ $	2,235 — —

(1)	Salary for Mr. Veitia for year 2003 includes $188,033 in consulting fees paid to Veitia and Associates (V&A), a company solely owned and controlled by Mr. Veitia. Salary for Mr. Veitia for year 2002 includes $16,560 in consulting fees paid to V&A.
(2)	Other annual compensation for Mr. Veitia in 2001 includes $9,095 paid for tax preparation fees and $10,750 related to automobile lease reimbursement.

Stock Options Plans

The International Assets Holding Corporation 2003 Stock Option Plan (the “2003 Plan”) was adopted by the Board of Directors of the Company on December 19, 2002 and approved by the Company’s stockholders on February 28, 2003. The 2003 Plan expires on December 19, 2012. The International Assets Holding Corporation Stock Option Plan (the “1993 Plan”) was adopted by the Board of Directors of the Company and approved by the Company’s stockholders on January 23, 1993 and expired on January 23, 2003. The 1993 Plan and the 2003 Plan (collectively “the Plans”) permit the granting of stock options to employees, directors and consultants of the Company. Stock options granted under the Plans may be “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options, which do not meet the requirements of Section 422. The Company is authorized to issue up to 750,000 shares of the Company’s common stock under the 2003 Plan. As of September 30, 2003, options covering 445,000 shares were outstanding under the 2003 Plan. At the time of the expiration of the 1993 Plan, the Company was authorized to issue up to 1,339,300 shares of the Company’s common stock under the 1993 Plan. As of September 30, 2003, the options covering 883,159 shares were outstanding under the 1993 Plan.

The Plans are administered by the Company’s Board of Directors or a committee thereof. The Plans give broad powers to the Board of Directors to administer and interpret the Plans, including the authority to select the individuals to be granted options and to prescribe the particular form and conditions of each option. The Plans require that all options be granted at an exercise price equal to the fair market value or 110% of the fair market value of the Company’s common stock on the date of the grant. Awards may be granted pursuant to the 2003 Plan through December 19, 2012, unless the Board of Directors at its sole discretion elects to terminate the 2003 Plan earlier. The Company is not authorized to grant additional options under the 1993 Plan because it expired on January 23, 2003.

As of September 30, 2003, the Company had granted options for 822,500 shares of common stock which will become fully vested and non-forfeitable upon the occurrence of a change in control of the Company.

Option Grants in Last Fiscal Year

The following table sets forth information concerning stock options granted in fiscal year 2003 to the executive officers named in the “Summary Compensation Table.”

Name of Executive Officer	Number of Securities Underlying Options Granted (#/Shares)		% of Total Options Granted in Fiscal Year		Exercise Price ($/Share)		Expiration Date
Sean M. O’Connor Sean M. O’Connor	142,500 132,500	(1) (1)	16.6 15.5	% %	$ $	2.50 2.50	December 6, 2012 March 7, 2013

Scott J. Branch Scott J. Branch	142,500 132,500	(1) (1)	16.6 15.5	% %	$ $	2.50 2.50	December 6, 2012 March 7, 2013

Edward R. Cofrancesco Edward R. Cofrancesco Edward R. Cofrancesco	20,000 90,000 1,200	(1) (1) (2)	2.3 10.5 0.1	% % %	$ $ $	1.30 2.50 2.10	December 6, 2012 March 7, 2013 August 29, 2003

Jonathan C. Hinz Jonathan C. Hinz	10,000 2,000	(1) (2)	1.2 0.2	% %	$ $	1.30 2.10	December 6, 2012 August 29, 2003

(1)	These options are exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three.
(2)	These options were exercisable on date of grant.

Aggregate Options Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth for each of the executive officers named in the “Summary Compensation Table” certain information concerning options exercised during the 2003 fiscal year and shares subject to both exercisable and unexercisable stock options as of September 30, 2003.

Stock Option Exercises in Fiscal Year 2003 and Fiscal Year-End Option Values

Name of Executive Officer	Shares Acquired On Exercise (#)	Value Realized ($)(1)	Shares Underlying Unexercised Options at September 30, 2003 Exercisable/ Unexercisable (#)	Value of Unexercised In-the-Money Options At September 30, 2003 Exercisable/Unexercisable ($)(2)
Diego J. Veitia	—	$—	135,283 /25,025		$151,058 / $ 29,848
Sean M. O Connor	—	$—	— / 275,000	$	— / $ 77,000
Scott J. Branch	—	$—	— / 275,000	$	— / $ 77,000
Edward R. Cofrancesco	1,200	$1,320	19,980 / 130,020		$23,243 / $ 88,257
Jonathan C. Hinz	2,000	$2,200	27,516 / 36,878		$13,969 / $ 40,362

(1)	Value realized is equal to the fair market value of the Company’s common stock on the exercise date, less the exercise price, multiplied by the number of shares acquired.

(2)	Value is based on the fair market value of the Company’s common stock on September 30, 2003 ($2.78) less the exercise price.

Compensation of Directors

Members of the Board of Directors who are not officers or employees of the Company received an annual directors fees of $12,000. Directors are also reimbursed for expenses relating to their attendance at directors’ meetings.

Employment Agreements with Executive Officers

The Company has entered into employment agreements with Sean O’Connor, the Company’s Chief Executive Officer, Scott Branch, the Company’s President and Edward Cofrancesco, the Company’s Chief Operating Officer. The employment agreements for Mr. O’Connor and Mr. Branch each have an effective date of October 22, 2002 and terminate on October 21, 2005. The employment agreement for Mr. Cofrancesco has an effective date of October 1, 2002 and terminates on September 30, 2005. Under the terms of the employment agreements, each officer will receive specified annual compensation and other compensation. In particular, Mr. O’Connor is entitled to an initial annual salary of $175,000; Mr. Branch is entitled to an initial annual salary of $175,000; and Mr. Cofrancesco is entitled to an initial annual salary of $175,000. The annual salaries will be increased based on any percentage increase in the consumer price index or such greater amount as may be approved by the Board of Directors. The executives are also entitled to receive bonuses, stock options and other compensation as may be approved by the Board of Directors, as well as life insurance, medical insurance, disability insurance, retirement and other benefits comparable to those provided by comparable companies to their senior executive officers. In the event of termination of the agreements by the Company other than for cause, or if the executive resigns as a result of a breach by the Company, each agreement provides for payments to the relevant officer in an amount equal to 100% of his total compensation for the longer of the remaining term of the agreement or 6 months.

The Company has entered into an employment agreement with Diego Veitia, the Company’s Executive Chairman. The agreement commenced on October 1, 2002 and terminates on September 30, 2005. Under the agreement, Mr. Veitia receives an annual salary of $12,000. He is also entitled to receive bonuses, stock options or other compensation as may be awarded by the Board of Directors, as well as life insurance, medical insurance, disability insurance, retirement and other benefits comparable to those provided by comparable companies to their senior executive officers. In the event of termination of the agreement by the Company other than for cause, or if Mr. Veitia resigns as a result of a breach by the Company, the agreement provides for payments to Mr. Veitia in an amount equal to 100% of his total compensation for the longer of remaining term of the agreement or 6 months.

Consulting Agreement with Veitia and Associates

The Company has entered into a consulting agreement with Veitia and Associates (“V&A”), a company owned by Mr. Veitia, the Company’s Executive Chairman. The consulting agreement commenced on September 1, 2002 and terminates on August 31, 2005. Under the terms of the agreement, V&A receives $1,000 per day for services rendered by V&A, up to a maximum of $140,000 per year, reimbursement of up to $60,000 in expenses incurred by V&A in connection with services rendered under the agreement, and reimbursement of other expenses approved in advance. In the event of termination of the consulting agreement by the Company other than for cause, or if V&A resigns as a result of a breach by the Company, the agreement provides for payments to V&A in an amount equal to 100% of the maximum compensation for the remainder of the term.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS MATTERS

The following table sets forth certain information concerning the beneficial ownership of the Company’s common stock as of December 15, 2003, by (i) each person known by the Company to own more than 5% of the common stock, (ii) each director of the Company, (iii) each of the Company’s executive officers named in the “Summary Compensation Table” and (iv) all of the Company’s executive officers and directors of the Company as a group.

Name	Shares Beneficially Owned (1)(2)	Percent of Class
Diego J. Veitia (3)(4)(5)	725,973	14.9%

The Diego J. Veitia Family Trust (3)	536,006	11.3%

Sean M. O’Connor (6) (7) (8)	929,806	19.5%

St. James Trust (9)	750,000	15.8%

Scott J. Branch (10) (11) (12)	782,747	16.4%

Barbara Branch (13)	367,647	7.8%

Robert A. Miller (14)	56,133	1.2%

John Radziwill (15) (16)	619,853	13.1%

Goldcrown Asset Management Ltd. (15)	569,853	12.0%

Edward R. Cofrancesco (17)	41,180	0.9%

Jonathan C. Hinz (18)	43,404	0.9%

All directors and executive officers as a group (19) (Seven persons)	3,199,096	62.8%

(1)	Except as otherwise noted, all shares were owned directly with sole voting and investment power.
(2)	Includes shares of common stock that can be acquired under outstanding options within 60 days from December 15, 2003.
(3)	The address of Diego J. Veitia and The Diego J. Veitia Family Trust is 220 E. Central Parkway, Suite 2060, Altamonte Springs, Florida 32701.
(4)	Includes 536,006 shares held by The Diego J. Veitia Family Trust (the “Trust”). Mr. Veitia is the settlor, sole trustee and primary beneficiary of the Trust.
(5)	Includes 143,608 shares which Mr. Veitia may acquire under outstanding stock options.
(6)	The address of Sean M. O’Connor 220 E. Central Parkway, Suite 2060, Altamonte Springs, Florida 32701.
(7)	Includes 750,000 shares held by The St. James Trust. Mr. O’Connor is a beneficiary of The St. James Trust.
(8)	Includes 47,453 shares which Mr. O’Connor may acquire under outstanding stock options.
(9)	The address of the St. James Trust is Standard Bank Offshore Trust Company Jersey Ltd., Standard Bank House, 47-49 La Motte Street, St. Helier, Jersey JE4 8XR, Channel Islands.
(10)	Scott Branch’s address is 220 E. Central Parkway, Suite 2060, Altamonte Springs, Florida 32701.
(11)	Includes 367,647 shares owned by Mr. Branch’s spouse, Barbara Branch.
(12)	Includes 47,453 shares which Mr. Branch may acquire under outstanding stock options.
(13)	Barbara Branch’s address is 220 E. Central Parkway, Suite 2060, Altamonte Springs, Florida 32701.
(14)	Includes 38,965 shares which Mr. Miller may acquire under outstanding stock options.
(15)	The address of John Radziwill and Goldcrown Asset Management Limited is 13 Belvedere Avenue, London, SW 19 7PP.
(16)	Includes 569,853 shares owned by Goldcrown Asset Management Limited. Mr. Radziwill is a director and beneficial owner of more than 10% of Goldcrown Asset Management Limited.
(17)	Includes 39,980 shares which Mr. Cofrancesco may acquire under outstanding stock options.
(18)	Includes 40,394 shares which Mr. Hinz may acquire under outstanding stock options.
(19)	Includes 357,853 shares which may be acquired under outstanding stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 28, 2000, the Company made a loan of $66,000 to Stephen Saker, a former director of the Company. The loan bore interest at 6.3% per annum. Mr. Saker repaid the loan in full on March 31, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

3.1	Certificate of Incorporation (incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 33-70334-A), filed with the SEC on February 2, 1994).

3.2*	Certificate of Amendment to Certificate of Incorporation dated as of September 25, 2003.

3.3	By-laws (incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 33-70334-A), filed with the SEC on February 2, 1994).

10.1	International Assets Holding Corporation Stock Option Plan (incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 33-70334-A), filed with the SEC on February 2, 1994).

10.2	Amendment dated December 28, 1995, to International Assets Holding Corporation Stock Option Plan (incorporated by reference from the Registration Statement on Form S-8 (No. 333-10727), filed with the SEC on August 23, 1996).

10.3	Amendment dated October 28, 1998, to International Assets Holding Corporation Stock Option Plan (incorporated by reference from Company’s Proxy Statement on Form 14A, filed with the SEC on January 15, 1999).

10.4	Amendment dated June 9, 2000, to International Assets Holding Corporation Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A, filed with the SEC on January 12, 2001).

10.5	International Assets Advisory Corporation Employee Stock Ownership Plan and Trust (“ESOP”) (incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 33-70334-A), as amended, filed with the SEC on February 2, 1994).

10.6	International Assets Advisory Corporation Employee Stock Ownership Plan and Trust (“ESOP”), First Amendment dated November 4, 1993 (incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-10727), filed with the SEC on August 23, 1996).

10.7	International Assets Advisory Corporation Employee Stock Ownership Plan and Trust (“ESOP”), Amendment 1994-1, dated July 19, 1994 (incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-10727), filed with the SEC on August 23, 1996).

10.8	International Assets Advisory Corporation Employee Stock Ownership Plan and Trust (“ESOP”), Amendment 1994-1, dated December 30, 1994 (incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-10727), filed with the SEC on August 23, 1996).

10.9	International Assets Advisory Corporation Employee Stock Ownership Plan and Trust (“ESOP”), Amendment 1995-1, dated July 21, 1995 (incorporated by reference from the Company’s Registration Statement on Form S-8 (No. 333-10727), filed with the SEC on August 23, 1996).

10.10	International Assets Advisory Corporation 401(k) Profit Sharing Plan, entered into as of May 1, 1999 (incorporated by reference from the Company’s Form 10-KSB filed with the SEC for the fiscal year ended September 30, 1999).

10.11	International Assets Advisory Corporation 401(k) Profit Sharing Plan, Amendment 2000-I (incorporated by reference from the Company ‘s Form 10-KSB filed with the SEC for the fiscal year ended September 30, 2001).

10.12	Employment Agreement, entered into as of March 24, 1999, between the Company and Diego J. Veitia (incorporated by reference from the Company’s Form 10-QSB, for the quarterly period ending June 30, 1999, as filed with the SEC on August 12, 1999).

10.13	Employment Agreement, entered into as of March 24, 1999, letter amendment, between the Company and Diego J. Veitia, dated June 29, 2001 (incorporated by reference from the Company’s Form 10-QSB, for the quarterly period ending June 30, 2001, as filed with the SEC on August 6, 2001).

10.14	Employment Agreement, entered into as of October 1, 2002, between the Company and Diego J. Veitia (incorporated by reference from the Company’s Form 10-KSB, as filed with the SEC on December 30, 2002).

10.15	Purchase Agreement, dated August 24, 2001, by and among the Company, International Assets Advisory, LLC, Global Assets Advisors, LLC and Lakeside Assets, LLC, as amended by Amendment No. 1, dated October 1, 2001 (incorporated by reference from the Company’s Form 8-K, as filed with the SEC on December 27, 2001).

10.16	Lease dated October 31, 2001, by and between Emerson International, Inc. and the Company (incorporated by reference from the Company’s Form 10-KSB, for the fiscal year ended September 30, 2001, as filed with the SEC on January 14, 2002).

10.17	Employment Agreement, entered into as of January 1, 2002, between the Company and Edward R. Cofrancesco, dated June 4, 2002 (incorporated by reference from the Company’s Form 10-QSB, for the quarterly period ending June 30, 2002, as filed with the SEC on August 13, 2002).

10.18	The Company’s Employment Agreement, entered into as of October 1, 2002, between the Company and Edward R. Cofrancesco (incorporated by reference from Form 10-KSB, as filed with the SEC on December 30, 2002).

10.19	Consulting Agreement, entered into as of September 1, 2002, between the Company and Veitia and Associates, Inc. (incorporated by reference from Form 10-KSB, as filed with the SEC on December 30, 2002).

10.20	Share Subscription Agreement, dated October 22, 2002, by and between the Company, and Sean O’Connor (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.21	First Amendment to Share Subscription Agreement, dated December 6, 2002, by and between the Company, and Sean O’Connor (incorporated by reference from Form 8-K, as filed with the SEC on December 10, 2002).

10.22	Share Subscription Agreement, dated October 22, 2002, by and between the Company, and Scott Branch (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.23	First Amendment to Share Subscription Agreement, dated December 6, 2002, by and between the Company, and Scott Branch (incorporated by reference from Form 8-K, as filed with the SEC on December 10, 2002).

10.24	Share Subscription Agreement, dated October 22, 2002, by and between the Company, and John Radziwill (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.25	First Amendment to Share Subscription Agreement, dated December 6, 2002, by and between the Company, and John Radziwill (incorporated by reference from Form 8-K, as filed with the SEC on December 10, 2002).

10.26	Employment Agreement, dated October 22, 2002, by and between the Company, and Sean O’Connor (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.27	Employment Agreement, dated October 22, 2002, by and between the Company, and Scott Branch (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.28	Registration Rights Agreement, dated October 22, 2002, by and between the Company, and Sean O’Connor (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.29	First Amendment to Registration Rights Agreement, dated December 6, 2002, by and between the Company, and Sean O’Connor (incorporated by reference from Form 8-K, as filed with the SEC on December 10, 2002).

10.30	Registration Rights Agreement, dated October 22, 2002, by and between the Company, and Scott Branch (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.31	First Amendment to Registration Rights Agreement, dated December 6, 2002, by and between the Company, and Scott Branch (incorporated by reference from Form 8-K, as filed with the SEC on December 10, 2002).

10.32	Registration Rights Agreement, dated October 22, 2002, by and between the Company, and John Radziwill (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.33	First Amendment to Registration Rights Agreement, dated December 6, 2002, by and between the Company, and John Radziwill (incorporated by reference from Form 8-K, as filed with the SEC on December 10, 2002).

10.34	Assignment and Assumption Agreement, dated December 6, 2002, by and between the Company, Sean O’Connor and The St. James Trust (incorporated by reference from Form 8-K, as filed with the SEC on December 10, 2002).

10.35	Assignment and Assumption Agreement, dated December 6, 2002, by and between the Company, Scott Branch and Barbara Branch (incorporated by reference from Form 8-K, as filed with the SEC on December 10, 2002).

10.36	Assignment and Assumption Agreement, dated December 6, 2002, by and between the Company, John Radziwill and Goldcrown Asset Management Limited (incorporated by reference from Form 8-K, as filed with the SEC on December 10, 2002).

10.37	Fully Disclosed Clearing Agreement, entered into November 15, 2002, between the Company and the Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference from Form 10-QSB, as filed with the SEC on February 14, 2003).

10.38	International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A, filed on January 14, 2003).

14.1*	Code of Ethics

21.1	List of the Company’s subsidiaries (incorporated by reference from Form 10-QSB, as filed with the SEC on May13, 2003).

23.1*	Consent of KPMG.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as part of this report.

(b)	Reports on Form 8-K

No reports were filed on Form 8-K during the last quarter of the period covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not Applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ASSETS HOLDING CORPORATION

By:	/s/ SEAN M. O’CONNOR
Sean M. O’Connor,
Chief Executive Officer

Dated: December 23, 2003

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DIEGO J. VEITIA Diego J. Veitia	Director and Executive Chairman of the Board	December 23, 2003

/s/ SEAN M. O’CONNOR Sean M. O’Connor	Director and Chief Executive Officer	December 23, 2003

/s/ SCOTT J. BRANCH Scott J. Branch	Director and President	December 23, 2003

/s/ EDWARD R. COFRANCESCO Edward R. Cofrancesco	Director and Chief Operating Officer	December 23, 2003

/S/ ROBERT A. MILLER Robert A. Miller	Director	December 23, 2003

/s/ JOHN RADZIWILL John Radziwill	Director	December 23, 2003

/s/ JONATHAN C. HINZ Jonathan C. Hinz	Chief Financial Officer and Treasurer	December 23, 2003

Independent Auditors’ Report

The Board of Directors

International Assets Holding Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of International Assets Holding Corporation and Subsidiaries (the Company) as of September 30, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Assets Holding Corporation and Subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Tampa, Florida

November 5, 2003

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2003 and 2002

	2003	2002
Assets
Cash	$1,755,072	56,158
Cash and cash equivalents deposited with brokers, dealers and clearing organization	5,311,500	4,427,445
Receivables from brokers, dealers and clearing organization, net	2,356,431	—
Other receivables	427,510	200,000
Loans to officers	—	21,468
Securities owned, at market value	6,144,899	5,772,672
Deferred income tax asset, net	329,457	540,766
Property and equipment, at cost:
Equipment, furniture and leasehold improvements	628,954	596,726
Less accumulated depreciation and amortization	(333,274)	(445,399)

Net property and equipment	295,680	151,327
Software development, net of accumulated amortization of $979,957 and $752,783 at September 30, 2003 and 2002, respectively	55,544	282,718
Deposit with clearing organization	500,000	—
Prepaid expenses and other assets	159,510	119,625

Total assets	$17,335,603	11,572,179

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$130,156	81,535
Foreign currency sold, not yet purchased, at market value	308,031	15,773
Securities sold, not yet purchased, at market value	6,195,149	5,796,820
Payable to brokers, dealers and clearing organization, net	—	1,024,728
Accrued employee compensation and benefits	1,177,848	240,072
Accrued expenses	182,452	109,883
Other liabilities	43,639	49,686

Total liabilities	8,037,275	7,318,497

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 8,000,000 shares; issued and outstanding 4,702,384 shares and 2,375,575 shares at September 30, 2003 and 2002, respectively	47,024	23,756
Additional paid-in capital	11,783,124	8,026,131
Retained deficit	(2,531,820)	(3,796,205)

Total stockholders’ equity	9,298,328	4,253,682

Total liabilities and stockholders’ equity	$17,335,603	11,572,179

See accompanying notes to consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended September 30, 2003 and 2002

	2003	2002
Revenues:
Net dealer inventory and investment gains	$9,537,067	4,511,052
Commissions, net	1,124,513	408,307
Management and investment advisory fees	—	6,292
Interest income, net	9,193	13,687
Dividend income (expense), net	(22,115)	(3,969)
Other revenues	106,097	231,588

Total revenues	10,754,755	5,166,957

Expenses:
Compensation and benefits	4,321,490	2,216,073
Clearing and related expenses	2,405,011	1,707,701
Wholesale commissions	438,068	—
Occupancy and equipment rental	438,111	386,945
Professional fees	437,997	454,097
Depreciation and amortization	362,341	376,975
Business development	263,033	230,024
Insurance	232,571	119,951
Other expenses	380,439	359,187

Total expenses	9,279,061	5,850,953

Operating income (loss) before gain on sale of retail activity and income tax expense	1,475,694	(683,996)
Gain on sale of retail activity	—	413,009

Income (loss) before income tax expense	1,475,694	(270,987)
Income tax expense	211,309	—

Net income (loss)	$1,264,385	(270,987)

Earnings (loss) per share:
Basic	$0.34	(0.11)

Diluted	$0.33	(0.11)

Weighted average number of common shares outstanding:
Basic	3,688,892	2,359,040

Diluted	3,862,761	2,359,040

See accompanying notes to consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended September 30, 2003 and 2002

	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Treasury stock	Total stockholders’ equity
Balances at September 30, 2001	$—	22,944	7,945,161	(3,525,218)	—	4,442,887
Sale of common stock with sale of retail activity	—	800	79,200	—	—	80,000
Exercise of incentive stock options	—	12	1,770	—	—	1,782
Net loss	—	—	—	(270,987)	—	(270,987)

Balances at September 30, 2002	—	23,756	8,026,131	(3,796,205)	—	4,253,682
Sale of preferred stock through private placement	21,875	—	3,413,696	—	—	3,435,571
Conversion of preferred stock to common stock	(21,875)	21,875	—	—	—	—
Issuance of common stock for finders fee services	—	441	74,559	—	—	75,000
Acquisition of 8,208 common shares	—	—	—	—	(8,200)	(8,200)
Retirement of 8,208 common shares held in treasury	—	(82)	(8,118)	—	8,200	—
Exercise of incentive stock options	—	534	111,606	—	—	112,140
Exercise of nonqualified stock options	—	500	124,500	—	—	125,000
Nonqualified stock option expense for consultant	—	—	40,750	—	—	40,750
Net income	—	—	—	1,264,385	—	1,264,385

Balances at September 30, 2003	$—	47,024	11,783,124	(2,531,820)	—	9,298,328

See accompanying notes to consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,264,385	(270,987)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	362,341	376,975
Deferred income taxes	211,309	856,723
Gain on sale of retail activity	—	(413,009)
Amortization of stock option expense for consultant	40,750	—
Loss on disposals of property, equipment and software development	14,589	10,786
Cash provided by (used in) changes in operating assets and liabilities:
Other receivables	(227,510)	(240,631)
Securities owned, at market value	(372,227)	239,267
Deposit with clearing organization	(500,000)	—
Prepaid expenses and other assets	(39,885)	(19,297)
Foreign currency sold, not yet purchased	292,258	(192,319)
Accounts payable	48,621	(231,138)
Securities sold, not yet purchased, at market value	398,329	483,179
Payable to or receivable from brokers, dealers and clearing organization, net	(3,381,159)	1,959,492
Accrued employee compensation and benefits	937,776	(67,428)
Accrued expenses	72,569	(29,211)
Payable to joint venture	—	(2,032)
Other liabilities	(6,047)	41,907

Net cash (used in) provided by operating activities	(883,901)	2,502,277

Cash flows from investing activities:
Proceeds from sale of retail activity	—	827,240
Proceeds from sale of property	4,750	—
Principal collections of loans to officers	21,468	105,073
Purchase of property, equipment and software development	(298,859)	(44,070)

Net cash (used in) provided by investing activities	(272,641)	888,243

Cash flows from financing activities:
Sale of preferred stock, net of costs of acquisition	3,510,571	—
Exercise of stock options	237,140	1,782
Acquisition of common shares related to terminated 401k and Retirement Savings Plan participants	(8,200)	—
Sale of common stock with sale of retail activity	—	80,000

Net cash provided by financing activities	3,739,511	81,782

Net increase in cash and cash equivalents	2,582,969	3,472,302
Cash and cash equivalents at beginning of year	4,483,603	1,011,301

Cash and cash equivalents at end of year	$7,066,572	4,483,603

Supplemental disclosures of cash flow information:
Cash paid for interest	$43,682	2,338

Supplemental disclosure of noncash financing activities:
Conversion of preferred stock to common stock	$21,875	—

Issuance of common stock for finders fee services	$75,000	—

Retirement of 8,208 common shares held in treasury	$8,200	—

See accompanying notes to consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2003 and 2002

(1) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts of International Assets Holding Corporation and its three wholly owned subsidiaries, INTL Trading, Inc. (INTL Trading), INTL Assets, Inc. and IAHC (Bermuda) Ltd (the Company).

All significant intercompany balances and transactions have been eliminated in consolidation.

INTL Trading, Inc. is registered as a broker/dealer under the Securities Act of 1934. Its securities transactions are cleared through Pershing LLC on a fully disclosed basis.

INTL Assets, Inc. is involved in international debt transactions and holds the physical assets of the Company.

IAHC (Bermuda) Ltd. maintains a proprietary international fixed income securities portfolio managed by the Company’s fixed income traders.

International Assets Holding Corporation is engaged in precious metals trading and foreign exchange trading.

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

(c) Cash and Cash Equivalents

Cash and cash equivalents consist of cash and cash deposits with brokers, dealers and clearing organization. Cash deposits with clearing organization consist of cash, foreign currency and money market funds stated at cost, which approximate market. The money market funds earn interest at varying rates on a daily basis. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company is subject to concentration of credit risk as a substantial portion of its cash and cash equivalents are maintained at a single financial institution.

(d) Foreign Currency

The value of a foreign currency, including a foreign currency sold, not yet purchased, is converted into its U.S. dollar equivalent at the foreign exchange rate in effect at the close of business for foreign currency held by the Company as of September 30, 2003 and 2002. For foreign currency transactions completed during the fiscal year, the foreign exchange rate in effect at the time of the transaction is utilized.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

September 30, 2003 and 2002

(e) Financial Instruments

As of September 30, 2003 and 2002, the carrying value of the Company’s financial instruments including cash, cash equivalents and cash deposits with clearing organization, receivables, accounts payable and accrued expenses approximate their fair values, based on the short-term maturities of these instruments. Additionally, the carrying value of securities owned and any securities and foreign currency sold, not yet purchased, approximate their fair values at September 30, 2003 and 2002 because they are based on market prices.

(f) Valuation of Securities

Each listed security is valued at the last reported sale price on that day. Listed securities not traded on an exchange that day, and other securities, which are traded in the over-the-counter market, are valued at the market’s current bid price for securities owned and current asked price for securities sold, not yet purchased. The value of a foreign security is determined in the national currency of the principal exchange on which the security is traded, which value is then converted into its U.S. dollar equivalent at the foreign exchange rate in effect following the close of such exchange.

Limited partnership ownership interest is recorded at fair value, which has been determined by management. This limited partnership ownership interest is held for the Company’s investing purposes and is not held for sale to the Company’s customers.

(g) Revenue Recognition

The revenues of the Company are derived principally from realized and unrealized trading income in securities purchased or sold for the Company’s account. Prior to December 13, 2001, revenues were also derived from commissions earned on the sale of securities and from management and investment advisory fees. Realized and unrealized trading income (net dealer inventory and investment gains) are recorded on a trade date basis. Commissions and related clearing expenses are recorded on a trade-date basis as securities transactions occur. Securities owned and securities sold, not yet purchased are stated at market value with related changes in unrealized appreciation or depreciation reflected in net dealer inventory and investment gains. Interest income is recorded on the accrual basis and dividend income is recognized on the ex-dividend date.

Included in other receivables and other revenue is $100,000 and $200,000 as of September 30, 2003 and 2002, respectively, related to the settlement of legal matters. The $200,000 as of September 30, 2002 was collected in October 2002 and the $100,000 as of September 30, 2003 was collected in October 2003.

(h) Depreciation and Amortization

Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the estimated period of benefit to be received from the assets, which ranges from three to seven years.

Software development costs for internally developed software are capitalized, in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1: Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and when management authorizes and commits to funding the project and it is probable that the project will be completed and the software will be used to perform its intended functions. Costs of software that have reached that stage of functionality are amortized using the straight-line method over the estimated period of benefit to be received from these costs, which ranges from two to three years.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

September 30, 2003 and 2002

The Company assesses the recoverability of its capitalized software development costs on an ongoing basis in accordance with SFAS No. 144. The Company adopted SFAS No. 144 on October 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company’s financial statements.

In accordance with SFAS No. 144, long-lived assets, such as software development costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated or amortized. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

(i) Advertising

The Company expenses costs of advertising as incurred and have included these expenses in business development expenses in the accompanying consolidated statements of operations. Advertising costs for the years ended September 30, 2003 and 2002 were $5,062 and $11,139, respectively.

(j) Income Taxes

The Company files consolidated Federal and state income tax returns.

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

(k) Stock-Based Employee Compensation

In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards calculated on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 which provides that compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price and pro forma disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

September 30, 2003 and 2002

If the Company had determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would be reflected in the pro forma amounts indicated below:

		2003		2002
Net income (loss)	As reported Pro forma	$ $	1,264,385 1,028,068	(270,987 (253,295	) )

Basic earnings (loss) per share	As reported Pro forma	$ $	0.34 0.28	(0.11 (0.11	) )

Diluted earnings (loss) per share	As reported Pro forma	$ $	0.33 0.27	(0.11 (0.11	) )

Pro forma net income (loss) reflects only options granted from 1996 to 2003. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options’ expected life ranging from immediate vesting to 8.5 years and compensation cost for options granted prior to October 1, 1995 is not considered.

Pro forma net loss is less than the net loss reported for 2002 due to the net pro forma compensation benefit of $292,857 arising from the cumulative adjustment for the cancellation of 311,686 options during 2002.

(l) Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share have been computed by dividing net income (loss) by the weighted average number of common shares outstanding.

Options to purchase 879,284 shares of common stock were excluded from the calculation of diluted earnings per share for year ended September 30, 2003, because the exercise prices of these options exceeded the average market price of the common stock for the period (anti-dilutive).

Diluted loss per share is the same as basic loss per share because of the anti-dilutive impact of the potential common shares, due to the net loss for the year ended September 30, 2002. No options to purchase shares of common stock were considered in the calculation of diluted loss per share because of the anti-dilutive impact of the potential common shares, due to the net loss for the period.

	2003	2002
Diluted earnings (loss) per share

Numerator:
Net income (loss)	$1,264,385	(270,987)

Denominator:
Weighted average number of common shares and dilutive potential common shares outstanding	3,862,761	2,359,040
Diluted earnings (loss) per share	$0.33	(0.11)

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

September 30, 2003 and 2002

(m) Effects of Recently Issued Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees for Others. The Interpretation addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. These disclosure requirements are included in the Commitments and Contingencies disclosure within the notes to the consolidated financial statements. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements.

The Company has evaluated the provisions of Interpretation No. 45 and determined it has one disclosure item. In December 2001, as part of the sale described in Note 2, the Company assumed responsibility for any liabilities related to the institutional trading activity conducted by International Assets Advisory, LLC prior to the sale. The Company agreed to assume these liabilities as it transferred this activity to another subsidiary prior to the time of the sale. Accordingly, the buyer of the subsidiary did not acquire the institutional trading activity and did not receive any benefits from it.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The Interpretation addresses the consolidation of “variable interest entities” which are interests that are not required to be consolidated under existing accounting rules. Variable interest entities are identified by reviewing the Company’s equity investment at risk within an entity, the Company’s ability to make decisions about the activities of an entity, and the Company’s obligation to absorb the losses or the right to receive expected residual returns of an entity. The Interpretation is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of the Interpretation must be applied for the first interim or annual period beginning after June 15, 2003. Effective July 1, 2003, the Company adopted the Interpretation with no material impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for entities electing the fair value based method of accounting for stock-based employee compensation. This SFAS also requires additional and more prominent disclosure related to accounting methods used for stock-based employee compensation and pro forma amounts related to any period accounted for under the intrinsic method of Accounting Principle Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma information disclosure provisions of SFAS No. 123.

On April 30, 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivative Implementation Group (DIG) process that effectively required amendments by SFAS No. 133 and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

September 30, 2003 and 2002

definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. The statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective as the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of the statement on June 28, 2003. The Company did not enter into any financial instruments within the scope of the statement during June 2003. Additionally, the Company had no existing financial instruments that were entered into on or before May 31, 2003 that fell under the provisions of the statement. As a result the adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

(n) Reclassification

Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation.

(2) Sale of Certain Operations

On December 13, 2001 the Company sold all of its interests in two wholly owned subsidiaries, International Assets Advisory, LLC (IAA) and Global Assets Advisors, LLC (GAA), and its 50% interest in International Assets New York, LLC (IANY). These entities were engaged in retail securities brokerage and investment management. In connection with this transaction, the Company issued 80,000 shares of the Company’s common stock to the buyer. The Company received $907,240 from these transactions. The Company allocated $827,240 of this amount to the sale of its interests in IAA, GAA and IANY. The Company allocated the remaining $80,000 to the sale of its common stock based on its fair market value at the date of issuance. The Company had a book basis of $414,231 related to the sale of its interests in IAA, GAA and IANY. The Company recorded a gain of $413,009 from the sale during 2002, which was determined by deducting the book basis of $414,231 from the proceeds of $827,240.

The book value of the assets sold on December 13, 2001 are as follows:

Other receivables	$64,060
Other assets	211,146
Property and equipment	139,025

Total	$414,231

The December 2001 sale included the Company’s retail brokerage activity. Commission revenues from this retail activity were $393,646 for the year ended September 30, 2002. Management did not operate, monitor or specifically allocate expenses to, this activity in a manner which would allow the Company to determine the profitability of this activity.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

September 30, 2003 and 2002

The December 2001 sale included the Company’s investment management activity. Revenues from this activity were $6,292 for the year ended September 30, 2002. The investment management activity was directly related to the retail brokerage activity, and utilized substantially the same sales staff, facilities, operations and research support. It was separated from the retail brokerage activity for purposes of securities licensing and regulation.

(3) Commission Revenue and Wholesale Commission Expense

Commission revenues of $1,124,513 reported for the year ended September 30, 2003, were primarily related to introducing broker fees that the Company received in connection with its wholesale debt trading activities.

	2003	2002
Retail commission revenue	$—	401,853

Wholesale commission revenue	1,472,475	—
Amounts paid to wholesale third party	(348,900)	—

Net wholesale commission revenue	1,123,575	—
Other	938	6,454

Total commission revenue, net	$1,124,513	408,307

Wholesale commission expense, direct transactions	$438,068	—

(4) Agreements for Sale of Preferred Stock and Change in Management

On October 22, 2002, the Company entered into three Share Subscription Agreements (the Subscription Agreements) with three individual investors for the sale of common shares and preferred shares. On December 6, 2002, the Company and three investors amended the Subscription Agreements to provide for the purchase of only shares of Series A preferred stock and the parties completed the transaction on the same date. Under the terms of the amended agreements, the Company sold 2,187,500 Series A preferred shares at a price of $1.70 per share, or an aggregate price of $3,718,750. The Company received $3,510,571 in cash from the transaction, after deducting transaction costs of $208,179 paid in cash. The Company also paid an additional $75,000 in transaction costs through the issuance of 44,117 shares of the Company’s common stock. The Subscription Agreements provided that the Series A preferred shares would be converted into shares of the Company’s common stock upon the approval of the Company’s shareholders. The Company’s shareholders approved the conversion on February 28, 2003. On the same day, the 2,187,500 Series A preferred shares were converted into common shares on a one-for-one basis.

Pursuant to the Subscription Agreements, the Company agreed to appoint each of the new investors to its Board of Directors and the Company also agreed to appoint one of the new investors as Chief Executive Officer and another as President. The Company has entered into employment agreements with both of these individuals. In connection with the transactions contemplated by the Subscription Agreements, the shareholders also approved a new stock option plan and an amendment of the Company’s Certificate of Incorporation to require the vote of at least 75% of the Company’s shareholders to remove or change the Company’s Chairman of the Board.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

September 30, 2003 and 2002

(5) Software Development Costs

Software development costs that have been capitalized are amortized over a period ranging from two to three years. These development efforts are for internally used software systems for the Company’s Internet based trading systems including the proprietary foreign quote system functionality.

	2003	2002
Balance beginning of year, net	$282,718	553,802
Dispositions	—	(10,296)
Amortization expense	(227,174)	(260,788)

Balance end of year, net	$55,544	282,718

(6) Related Party Transactions

On August 28, 2000 the Company made a loan to a Vice President of the Company evidenced by a $66,000 promissory note. The note was initially due on August 27, 2001, and was subsequently extended. The promissory note includes interest of 6.27 percent per annum. On March 31, 2003, the then remaining loan balance was paid in full.

On February 1, 2002, the Company executed a six-month contract for investor relations services from an outside firm that is owned and managed by a cousin of the Executive Chairman of the Company. The contract provided for fees of $5,000 per month plus reimbursement for reasonable expenses related to the performance of the service contract. This contract terminated on July 31, 2002 at the end of its the six-month term.

On August 9, 2002, the Board of Directors of the Company agreed to execute a list broker agreement between Veitia & Associates (V&A) and the Company regarding the management and leasing of the Company’s list rental access, for the period October 1, 2002 to December 13, 2004. V&A will receive 90% of any proceeds generated by V&A from this agreement. V&A is a company solely owned and controlled by the Executive Chairman of the Company. During the year ended September 30, 2003, V&A received $7,030 under this agreement.

On August 9, 2002, the Board of Directors of the Company decided to terminate the Company’s efforts to create a proprietary hedge fund. The legal fees for this project up to August 9, 2002, were approximately $15,000. The Board of Directors has granted V&A access to a copy of the hedge fund legal work for this project.

In November 2002, the Company made a $20,000 contribution to a not-for-profit foundation established by the Executive Chairman of the Company. The sole purpose of the foundation is making charitable contributions, mostly in the form of education scholarships.

The Company has paid V&A a travel lodging per diem to reimburse the Chairman for corporate related travel to New York City. The Executive Chairman personally maintains a part-time residence in New York City. This per diem offsets the cost that the Company would have been incurred for hotel expense. The total amount paid to V&A was $0 and $4,000 for the years ended September 30, 2003 and 2002, respectively.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

September 30, 2003 and 2002

(7) Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased at September 30, 2003 and 2002 consist of trading and investment securities at market values as follows:

	Owned	Sold, not yet purchased
September 30, 2003:
Common stock and American Depository Receipts	$1,395,065	2,223,180
Foreign ordinary stock, paired with its respective American Depository Receipts	2,615,667	2,687,873
Corporate and municipal bonds	1,594,522	813,975
Options and futures	400,342	183,603
Commodities	22,594	—
Foreign government obligations	57,128	276,266
Other investments	59,581	10,252

	$6,144,899	6,195,149

	Owned	Sold, not yet purchased
September 30, 2002:
Common stock and American Depository Receipts	$1,080,710	1,046,074
Foreign ordinary stock, paired with its respective American Depository Receipts	4,566,045	4,745,282
Corporate and municipal bonds	57,814	—
Foreign government obligations	2,233	—
Other investments	65,870	5,464

	$5,772,672	5,796,820

(8) Interest and Dividends

	2003	2002
Interest income (expense), net, were comprised of the following:
Interest income	$52,875	16,025
Interest expense	(43,682)	(2,338)

Interest income, net	$9,193	13,687

Dividend income (expense), net, were comprised of the following:
Dividend income	$84,172	206,308
Dividend expense	(106,287)	(210,277)

Dividend expense, net	(22,115)	(3,969)

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

September 30, 2003 and 2002

(9) Receivables From and Payable to Brokers, Dealers and Clearing Organization, Net

Amounts receivable from and payable to brokers, dealers and clearing organization, net at September 30, 2003 and 2002 of $2,356,431 and $(1,024,728), respectively, consist of the following:

	Receivables	Payable
September 30, 2003:
Open transactions, net	$2,376,168	—
Clearing fee payable	—	19,737

	$2,376,168	19,737

September 30, 2002:
Open transactions, net	$—	978,703
Clearing fee payable	—	46,025

	$—	1,024,728

(10) Financial Instruments With Off-Balance Sheet Risk

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker/dealer. In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the consolidated financial statements at September 30, 2003 at market values of the related securities (totaling $6,195,149). The Company will incur additional losses if the market value of the securities increases subsequent to September 30, 2003. The $6,195,149 total includes $183,603 of options and futures contracts, which represent a liability to the Company based on their market value as of September 30, 2003.

(11) Capital and Cash Reserve Requirements

INTL Trading is subject to the Securities and Exchange Commission (SEC) uniform net capital rule (Rule 15c3-1), which requires the maintenance of minimum net capital of an amount equal to the greater of $100,000, 6 2/3 percent of aggregate indebtedness, or $2,500 for each security in which a market is made with a bid price over $5 and $1,000 for each security in which a market is made with a bid price of $5 or less with a ceiling of $1,000,000. Rule 15c3-1 also requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. As of September 30, 2003, the Company had excess net capital of $992,324, a ratio of aggregate indebtedness to net capital of 1.44 to 1 and the percentage of debt to debt-equity total computed in accordance with Rule 15c3-1(d) of 10%.

INTL Trading is exempt from customer reserve requirements and providing information relating to possession or control of securities pursuant to Rule 15c3-3 of the Securities and Exchange Act of 1934. INTL Trading meets the exemption set forth in Rule 15c3-3(k)(2)(ii).

(12) Leases

The Company leases approximately 5,100 square feet of office space at 220 E. Central Parkway in Altamonte Springs, Florida. This lease commenced on February 1, 2002 and expires on July 31, 2009. The Company leases approximately 3,700 square feet of office space at 708 Third Avenue in New York, New York. This lease commenced on December 13, 2002, and expires on September 29, 2006. The Company leases approximately 310 square feet of office space at 1111 Brickell Avenue in Miami, Florida. This lease commenced on December 18, 2002, and expires on January 31, 2004.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

September 30, 2003 and 2002

The Company is obligated under various noncancelable operating leases for the rental of office facilities, service obligations and certain office equipment. The expense associated with operating leases amounted to $480,467 and $226,943 for the years ended September 30, 2003 and 2002, respectively.

Future minimum lease payments under noncancelable operating leases as of September 30, 2003 are as follows:

Year ending September 30,
2004	$524,300
2005	364,100
2006	229,600
2007	126,800
2008	121,500
Thereafter	100,600

Total future minimum lease payments	$1,466,900

(13) Income Taxes

Income tax expense (benefit) for the years ended September 30, 2003 and 2002 consists of:

	Current	Deferred	Total
2003:
Federal	$—	180,672	180,672
State	—	30,367	30,367

	$—	211,039	211,039

2002:
Federal	$(856,723)	856,723	—

	$(856,723)	856,723	—

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

September 30, 2003 and 2002

Total income tax expense (benefit) for the years ended September 30, 2003 and 2002 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before income taxes as a result of the following:

	2003		2002
	Amount	% of pretax income	Amount	% of pretax income
Computed “expected” tax expense	$501,736	34.0%	$(92,136)	34.0%
(Decrease) increase in income tax expense resulting from:
State income taxes, net of Federal income tax benefit	53,568	3.6%	(9,837)	3.6%
Meals and entertainment expenses not deductible for tax purposes	13,119	0.9%	9,466	(3.5)%
Memberships	4,416	0.3%	3,908	(1.4)%
Other, net	1,691	0.1%	3,185	(1.2)%
Changes in valuation allowance	(363,221)	(24.6)%	85,414	(31.5)%

	$211,309	14.3%	$—	—

Deferred income taxes as of September 30, 2003 and 2002 reflect the impact of “temporary differences” between amounts of assets and liabilities for financial statement purposes and such amounts as measured by tax laws. The temporary differences give rise to deferred tax assets and liabilities, which are summarized below as of September 30, 2003 and 2002:

	2003	2002
Gross deferred tax liabilities:
Accumulated depreciation and amortization	$(15,131)	(6,714)
Software development costs	(20,901)	(106,387)

Total gross deferred tax liabilities	(36,032)	(113,101)

Gross deferred tax assets:
Securities inventory allowance	13,044	—
Investment in Limited Partnership	4,004	3,940
Compensation bonus accrual	173,380	—
Net operating loss carryforward	173,372	1,013,148
Other	1,689	—

Total gross deferred tax asset	365,489	1,017,088
Valuation allowance	—	(363,221)

Total net deferred tax assets	365,489	653,867

Net deferred tax asset	$329,457	540,766

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Management considers the scheduled reversal

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

September 30, 2003 and 2002

of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of September 30, 2002, based upon the projections for future taxable income, management believes it is more likely than not that the Company will realize the benefits of these deductible differences and net operating loss carryforward, net of the recorded valuation allowance.

At September 30, 2003, the Company has net operating loss carryforwards for Federal income tax purposes which begin to expire in 2019. In addition, as described in note 4, Agreements for Sale of Preferred Stock and Change in Management, the Company has entered into three share subscription agreements. In some cases these types of transactions may cause a limitation on the availability of the net operating loss carryforward.

(14) Employee Benefit Plans

Effective January 1, 2003, the Company implemented a Savings Incentive Match Plan for Employees IRA (SIMPLE IRA). All employees are eligible to participate in the SIMPLE IRA upon the later of (a) the plan’s effective date (January 1, 2003) or (b) the employee’s date of hire. Eligible employees may elect to contribute up to a maximum of $8,000 ($9,000 if over age 50) for 2003. The Company is required to provide an employer match of the employee’s elective deferral on a dollar-for-dollar basis not to exceed the lesser of 3% of the employee’s compensation or $8,000 for 2003 ($9,000 if over age 50). The employee is 100% vested in both the employee and employer contributions at all times. For the year ended September 30, 2003, the employer match was $64,845.

Effective May 1, 1999, the Company implemented a defined contribution 401(k) Profit Sharing Plan (401(k) Plan). The 401(k) Plan amended and restated the Company’s existing employee stock ownership plan (ESOP), which was effective December 30, 1992. The 401(k) Plan retained the 401(k) profit sharing features of the ESOP, but eliminated the employee stock ownership plan provisions. Those participants who had account balances in the ESOP portion of the ESOP, as of May 1, 1999 retained certain ESOP rights, such as the right to receive distributions in the form of employer common stock. Effective January 1, 1995 the Company implemented a defined contribution Retirement Savings Plan (RSP).

On November 1, 2001, International Assets Advisory Corp. (a former 100% owned subsidiary) terminated the International Assets Advisory Corporation 401K Profit Sharing Plan and the International Assets Advisory Corporation Retirement Savings Plan. All participants under these plans became 100% vested in their respective account balances and the employer sponsor and its related employees made no further contributions to the plans. On November 1, 2001, International Assets Holding Corporation became the primary sponsoring employer of both plans. The plans became known as the International Assets Holding Corporation 401K Profit Sharing Plan and the International Assets Holding Corporation Retirement Savings Plan. International Assets Holding Corporation terminated the plans as of December 31, 2002.

In September 2002, the Company received written notification from the IRS, which acknowledged that the termination of the two plans did not adversely affect the plans qualification for Federal tax purposes. The liquidation and distribution process was completed on December 31, 2002 for both plans. The 401(K) and RSP each filed final tax returns using Form 5500 as of December 31, 2002.

The Company did not make any contributions to either the 401K and RSP benefit plans for the years ended September 30, 2003 and 2002. During the years ended September 30, 2003 and 2002, 110 and 0 common shares of the Company were purchased from terminated 401(K) plan participants, respectively. During the years ended September 30, 2003 and 2002, 8,098 and 0 common shares of the Company were purchased from terminated RSP plan participants, respectively

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

September 30, 2003 and 2002

As of September 30, 2003 and 2002, 0 and 146,982 common shares of the Company were allocated to the 401(K) plan participants, respectively. As of September 30, 2003 and 2002, 0 and 58,005 common shares of the Company were allocated to RSP participants, respectively.

(15) Stock Options

The International Assets Holding Corporation 2003 Stock Option Plan (the 2003 Plan) was adopted by the Board of Directors of the Company on December 19, 2002 and approved by the Company’s stockholders on February 28, 2003. The 2003 Plan expires on December 19, 2012. The International Assets Holding Corporation Stock Option Plan (the 1993 Plan) was adopted by the Board of Directors of the Company and approved by the Company’s stockholders on January 23, 1993 and expired on January 23, 2003. The 1993 Plan and the 2003 Plan (collectively the Plans) permit the granting of stock options to employees, directors and consultants of the Company. Stock options granted under the Plans may be “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options, which do not meet the requirements of Section 422. As of September 30, 2003, a total of 750,000 shares of the Company’s common stock have been authorized for issuance pursuant to options granted under the 2003 Plan. The Company was authorized to issue up to 1,339,300 shares of the Company’s common stock at the time that the 1993 Plan expired on January 23, 2003.

The Plans are administered by the Company’s Board of Directors or a committee thereof. The Plans give broad powers to the Board of Directors to administer and interpret the Plans, including the authority to select the individuals to be granted options and to prescribe the particular form and conditions of each option. All options are granted at an exercise price equal to the fair market value or 110% of the fair market value of the Company’s common stock on the date of the grant. Awards may be granted pursuant to the 2003 Plan through December 19, 2012, unless the Board of Directors at its sole discretion elects to terminate the 2003 Plan earlier. The Company is not authorized to grant additional options under the 1993 Plan because it expired on January 23, 2003.

At September 30, 2003, there were 201,600 additional shares available for grant under the 2003 Plan. Using the Black Scholes option-pricing model, the per share weighted-average fair value of stock options granted during 2003 and 2002, where exercise price equals the market price of the stock on the grant date, was $.95 and $.67, respectively. The per share weighted average fair value of stock options granted during 2003 and 2002, where exercise price is greater than market price on the grant date was $1.22 and $.67, respectively.

The following weighted average assumptions were used:

	2003	2002
Exercise price equal to market price on grant date:
Expected risk-free interest rate	2.94%	4.31%
Expected life	4.87 years	6.50 years
Expected volatility	91.4%	85.6%

Exercise price greater than market price on grant date:
Expected risk free interest rate	3.25%	4.31%
Expected life	5.7 years	6.50 years
Expected volatility	92.1%	85.6%

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

September 30, 2003 and 2002

Stock option activity during the fiscal years ended September 30, 2003 and 2002 was as follows:

	Number of shares	Weighted– average exercise price
Outstanding at September 30, 2001	664,109	3.43
Granted	176,000	0.89
Exercised	(1,199)	1.49
Forfeited	(311,686)	3.77

Outstanding at September 30, 2002	527,224	2.40
Granted	957,000	2.31
Exercised	(103,400)	2.29
Forfeited	(26,974)	7.88
Expired	(25,690)	3.76

Outstanding at September 30, 2003	1,328,160	2.21

At September 30, 2003 the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.60 – $11.63 and 8.02 years, respectively.

At September 30, 2003 and 2002, the number of options exercisable was 336,322 and 251,743, respectively, and the weighted-average exercise price of those options was $2.14 and $2.93, respectively.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

September 30, 2003 and 2002

Incentive Stock Options

As of September 30, 2003, options outstanding under qualified incentive stock options, including their grant date, exercise price and expiration date, were as follows:

Options outstanding	Grant date	Exercise price	Expiration date	Exercisable
26,378	December 28, 1995	2.09	December 28, 2005	A
8,393	December 28, 1995	1.90	December 28, 2005	A
7,194	December 11, 1996	2.51	December 11, 2006	B
83,930	November 2, 1998	1.38	November 2, 2008	C
19,184	November 2, 1998	1.25	November 2, 2008	C
5,450	December 9, 1999	7.17	December 9, 2009	B
3,750	March 10, 2000	11.63	March 10, 2010	A
20,000	December 22, 2000	2.13	December 22, 2010	D
2,500	January 8, 2001	2.88	January 8, 2011	D
2,500	January 22, 2001	2.75	January 22, 2011	D
25,000	March 9, 2001	3.44	March 9, 2011	E
50,000	March 9, 2001	3.13	March 9, 2011	E
5,500	March 9, 2001	3.13	March 9, 2011	D
2,000	July 6, 2001	2.27	July 6, 2011	F
40,000	October 5, 2001	0.90	October 5, 2011	D
25,000	October 5, 2001	0.99	October 5, 2011	D
20,000	December 22, 2001	0.60	December 22, 2011	D
13,000	January 3, 2002	0.65	January 3, 2012	E
14,000	April 11, 2002	1.40	April 11, 2012	E
20,000	December 6, 2002	1.30	December 6, 2012	D
285,000	December 6, 2002	2.50	December 6, 2012	D
102,000	December 6, 2002	1.30	December 6, 2012	E
198,253	March 7, 2003	2.50	March 7, 2013	D
40,000	May 20, 2003	2.25	May 20, 2013	C

1,019,032

(A)	Exercisable at 20% per year beginning one year from the date of grant.
(B)	Exercisable at 20% per year beginning three years from the date of grant.
(C)	Exercisable at 30% after year one, 30% after year two and 40% after year three.
(D)	Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three. These options are 100% exercisable upon a change in control of the Company.
(E)	Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three.
(F)	Exercisable at 50% on August 31, 2001, 16.6% on July 6, 2002, 16.7% on July 6, 2003 and 16.7% on July 6, 2004. These options are 100% exercisable upon a change in control of the Company.

As of September 30, 2003 and 2002, qualified incentive stock options covering 251,050 and 220,923 shares respectively, were exercisable. During the year ended September 30, 2003 and 2002, incentive stock options covering 53,400 and 1,199 shares were exercised with a weighted average exercise price of $2.10 and $1.49, respectively.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

September 30, 2003 and 2002

Nonqualified Stock Options

As of September 30, 2003, options outstanding under nonqualified options, including their grant date, exercise price and expiration date, were as follows:

Options outstanding	Grant date	Exercise price	Expiration date	Exercisable
11,990	July 20, 1998	2.40	July 20, 2008	A
11,990	January 6, 1999	1.25	January 6, 2009	A
10,900	June 4, 1999	6.65	June 4, 2009	A
22,500	March 9, 2001	3.13	March 9, 2011	B
45,000	October 5, 2001	0.90	October 5, 2011	C
156,748	March 7, 2003	2.50	March 7, 2013	C
50,000	May 1, 2003	2.50	December 31, 2004	D

309,128

(A)	Exercisable at 20% per year beginning one year from the date of grant.
(B)	Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three.
(C)	Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three. These options are 100% exercisable upon a change in control of the Company.
(D)	Exercisable at 50% on 9/30/03 and 50% on 9/30/04.

As of September 30, 2003 and 2002, non-qualified options covering 85,272 and 30,820 shares, respectively, were exercisable. During the years ended September 30, 2003 and 2002, non-qualified options covering 50,000 and 0 shares were exercised with a weighted average price of $2.50, for the year ended September 30, 2003.

(16) Preferred Stock

The Company is authorized to issue 5,000,000 shares of its preferred stock at a par value of $.01 per share. As of September 30, 2003 and 2002, no preferred shares are outstanding and the Board of Directors has not yet determined the specific rights and privileges of these shares.

(17) Commitments and Contingent Liabilities

INTL Trading has entered into a fully disclosed clearing agreement dated November 15, 2002 with the Pershing LLC (Pershing). In January 2003, the Company began trading fixed income securities under this agreement. In April 2003, the Company began clearing its equity securities under this agreement. The agreement requires the Company to pay a termination fee if the Company terminates the agreement. The termination fee would be $100,000 if the Company terminates in one year; $50,000 if the Company terminates in year two; and reasonable and documentable deconversion-related expenses if the Company terminates in year three or thereafter.

The Company has entered into three individual employment agreements with its Chief Executive Officer, President and Chief Operating Officer. The employment agreements for the Chief Executive Officer and the President each have an effective date of October 22, 2002 and terminate on October 21, 2005. The employment agreement for the Chief Operating Officer has an effective date of October 1, 2002 and terminates on September 30, 2005. Under the terms of the employment agreements, each officer will receive specified annual compensation and bonus participation. The bonuses will be determined by the Board of Directors by taking into

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

September 30, 2003 and 2002

account the consolidated pre-tax earnings of the Company. In the event of termination of the agreements by the Company other than for cause, or if the executive resigns as a result of a breach by the Company, each agreement provides for payments to the relevant officer in an amount equal to 100% of his total compensation for the remaining term of the agreement or 6 months if longer, following the date of termination. The Company is also required to provide life insurance, medical insurance, disability insurance, retirement and other benefits comparable to those provided by comparable companies to their senior executive officers.

The Company has entered into an employment agreement with its Executive Chairman effective October 1, 2002 and terminating on September 30, 2005. In the event of termination of the employee agreement by the Company other than for cause, or if the executive resigns as a result of a breach by the Company, the agreement provides for payments to the Executive Chairman in an amount equal to 100% of his total compensation for the remaining term of the agreement or 6 months if longer, following the date of termination. The Company is also required to provide life insurance, medical insurance, disability insurance, retirement and other benefits comparable to those provided by comparable companies to their senior executive officers. The Company has also entered into a consulting agreement with Veitia and Associates (V&A) for the additional services required from the Executive Chairman (who served as chief executive officer prior to October 22, 2002). V&A is a company solely owned by the Executive Chairman of the Company. The consulting agreement has a term from September 1, 2002 through August 31, 2005. Under the terms of this agreement, the Executive Chairman will receive specified comprehensive annual compensation, certain general employee benefits, a monthly automobile allowance, monthly membership dues and reimbursement for personal income tax preparation fees. V&A will assume certain other business expenses incurred by the executive that previously had been reimbursed by the Company. The Company may award bonuses to the Executive Chairman from time to time as determined by the Board of Directors. In the event of termination of the consulting agreement by the Company other than for cause, or if the consultant resigns as a result of a breach by the Company, the agreement provides for payments to such individual in an amount equal to 100% of the maximum compensation for the remainder of the term.

(18) Quarterly Financial Information (Unaudited)

	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003
2003:
Revenues	$2,040,744	1,602,305	2,533,017	4,578,689
Total expenses	1,693,052	1,729,412	2,342,357	3,514,240
Income (loss) before income taxes	347,692	(127,107)	190,660	1,064,449
Net income (loss)	210,367	(83,648)	115,268	1,022,398
Net income (loss) per share - basic	0.09	(0.03)	0.03	0.22
Net income (loss) per share - diluted	0.09	(0.03)	0.02	0.21

	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002
2002:
Revenues	$1,439,670	830,515	1,121,758	1,775,014
Total expenses	1,682,797	1,321,189	1,396,350	1,450,617
Income (loss) before income taxes	169,882	(490,674)	(274,592)	324,397
Net income (loss)	102,681	(423,473)	(274,592)	324,397
Net income (loss) per share - basic	0.04	(0.18)	(0.12)	0.14
Net income (loss) per share - diluted	0.04	(0.18)	(0.12)	0.14

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

September 30, 2003 and 2002

(19) Segment Analysis

During the year ended September 30, 2003, the Company expanded from one operating segment into three operating segments. As a result, the Company’s reportable segments are international equity market-making, international debt capital markets, commodities and foreign exchange trading and all other.

International Equity Market-Making:

Through INTL Trading, the Company acts as a wholesale market-maker in select foreign securities including unlisted American Depositary Receipts (ADRs) and foreign ordinary shares. INTL Trading provides execution and liquidity to national broker-dealers, regional broker-dealers and institutional investors.

International Debt Capital Markets:

The Company actively trades a wide variety of international debt instruments including both investment grade and higher yielding emerging market bonds. The Company focuses on smaller issues including emerging market sovereign, corporate and bank bonds that trade worldwide on an over-the-counter basis. Through its client relationships, the Company periodically identifies opportunities to arrange, purchase or sell debt transactions that fall outside the parameters of established financial markets. These transactions generally involve negotiable emerging market debt and may be documented by promissory notes, bills of exchange, loan agreements, accounts receivable and other types of debt instruments.

Commodities and Foreign Exchange Trading:

The Company provides a full range of precious metals trading and hedging capabilities to select producers, consumers, recyclers and investors. Acting as a principal, the Company commits its own capital to buy and sell precious metals on a spot and forward basis. The Company also acts as a principal in buying and selling foreign currencies on a spot basis. Revenue is derived from the difference between the purchase and sale prices. In addition, the Company trades in select illiquid currencies of developing countries. The Company’s target foreign exchange clients are financial institutions, multi-national corporations, and governmental and charitable organizations operating in these developing countries.

Other:

All other transactions that do not relate to the operating segments above are classified as other. As of September 30, 2003 certain cash accounts and balances were maintained to support administrative as well as all of the operating segments. These multi-segment assets were allocated to other. Included in the revenue reported for other is net interest income and interest expense.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—(Continued)

September 30, 2003 and 2002

Segment data includes the profitability measure of net contribution by segment. Net contribution includes revenue less direct clearing and clearing related charges and variable trader compensation. This measure of profitability is a key measure for management reporting at the Company. Inter-segment revenues, charges, receivables and payables are eliminated between segments. Information concerning operations in these segments of business is as follows:

	2003	2002
Revenues:
International Equity Market Making	$7,675,000	4,752,000
International Debt Capital Markets	1,933,000	—
Commodities and Foreign Exchange Trading	1,017,000	—
Other	130,000	415,000

Total	$10,755,000	5,167,000

Net contribution:
(Revenue less clearing and related and variable trader bonus compensation):
International Equity Market Making	$4,432,000	2,426,000
International Debt Capital Markets	994,000	—
Commodities and Foreign Exchange Trading	695,000	—
Other	16,000	—

Total	$6,137,000	2,426,000

Total assets:
International Equity Market Making	$9,538,000	11,572,000
International Debt Capital Markets	2,670,000	—
Commodities and Foreign Exchange Trading	2,511,000	—
Other	2,653,000	—

Total	$17,372,000	11,572,000

Reconciliation of net contribution to Income (loss) before income tax expense:
Net contribution allocated to segments	$6,137,000	2,426,000
Fixed costs not allocated to operating segments	4,661,000	2,697,000

Income (loss) before income tax expense	$1,476,000	(271,000)

Exhibit Index

Exhibit	Description

3.2	Certificate of Amendment to Certificate of Incorporation dated as of September 25, 2003.

14.1	Code of Ethics

23.1	Consent of KPMG.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.