Form 10QSB
period 2003-12-31
INTERNATIONAL ASSETS HOLDING CORP
filed 2004-02-13
CIK 913760

U.S. Securities and Exchange Commission

Washington D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

The issuer had 4,750,552 outstanding shares of common stock as of February 9, 2004.

Transitional small business disclosure format Yes ☐ No ☒

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2003	September 30, 2003
Assets
Cash	$1,381,024	$1,755,072
Cash and cash equivalents deposited with brokers, dealers and clearing organization	8,403,954	5,311,500
Receivable from brokers, dealers and clearing organization, net	—	2,356,431
Other receivables	41,641	427,510
Securities owned, at market value	15,767,021	6,144,899
Deferred income tax asset, net	71,698	329,457
Property and equipment, at cost:
Equipment, furniture and leasehold improvements	632,931	628,954
Less accumulated depreciation and amortization	(361,478)	(333,274)

Net property and equipment	271,453	295,680
Software development, net of accumulated amortization of $1,035,501 at December 31, 2003 and $979,958 at September 30, 2003	—	55,544
Deposit with clearing organization	500,000	500,000
Prepaid expenses and other assets	315,741	159,510

Total assets	$26,752,532	$17,335,603

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$87,014	$130,156
Foreign currency sold, not yet purchased, at market value	1,245,110	308,031
Securities sold, not yet purchased, at market value	13,275,631	6,195,149
Payable to brokers, dealers and clearing organization, net	319,080	—
Accrued compensation and benefits	1,169,965	1,177,848
Accrued expenses	149,312	182,452
Income taxes payable	245,917	—
Other liabilities	42,110	43,639

Total liabilities	16,534,139	8,037,275

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 8,000,000 shares; issued and outstanding 4,733,834 shares at December 31, 2003 and 4,702,384 shares at September 30, 2003	47,339	47,024
Additional paid-in capital	11,930,522	11,783,124
Retained deficit	(1,759,468)	(2,531,820)

Total stockholders’ equity	10,218,393	9,298,328

Total liabilities and stockholders’ equity	$26,752,532	$17,335,603

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months Ended December 31, 2003 and 2002

(Unaudited)

	2003	2002
Revenues:
Net dealer inventory and investment gains	$5,050,333	$2,036,370
Commissions, net	245,836	—
Interest income, net	2,879	4,247
Dividend income (expense), net	6,704	(1,377)
Other revenues (loss)	(1,194)	1,504

Total revenues	5,304,558	2,040,744

Expenses:
Compensation and benefits	$1,939,352	$731,272
Clearing and related expenses	1,567,645	429,953
Wholesale commissions	800	—
Occupancy and equipment rental	112,218	82,934
Professional fees	94,084	181,737
Depreciation and amortization	83,747	77,156
Business development	80,580	82,667
Insurance	71,331	43,417
Other expenses	78,773	63,916

Total expenses	4,028,530	1,693,052

Income before income taxes	1,276,028	347,692
Income tax expense	503,676	137,325

Net income	$772,352	$210,367

Earnings per share:
Basic	$0.16	$0.09

Diluted	$0.14	$0.09

Weighted average number of common shares outstanding:
Basic	4,712,981	2,375,486

Diluted	5,400,910	2,435,895

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended December 31, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$772,352	210,367
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	83,747	77,156
Deferred income taxes	257,759	137,325
Amortization of stock option expense for consultant	6,188	—
Loss on disposals of property and equipment	—	10,851
Cash provided by (used in) changes in:
Receivable from or payable to brokers, dealers and clearing organization, net	2,675,511	(1,521,926)
Other receivables	385,869	192,500
Securities owned, at market value	(9,622,122)	1,543,561
Deposit with clearing organization	—	(500,000)
Prepaid expenses and other assets	(156,231)	(135,743)
Foreign currency sold, not yet purchased	937,079	(6,126)
Securities sold, not yet purchased, at market value	7,080,482	(2,841,292)
Accounts payable	(43,142)	4,524
Accrued employee compensation and benefits	(7,883)	44,491
Accrued expenses	(33,140)	2,863
Income taxes payable	245,917	0
Other liabilities	(1,529)	173,487

Net cash provided by (used in) operating activities	2,580,857	(2,607,962)

Cash flows from investing activities:
Proceeds from sale of property	—	4,750
Principal collections of loans to officers	—	2,683
Purchase of property, equipment and software development	(3,976)	(120,393)

Net cash used in investing activities	(3,976)	(112,960)

Cash flows from financing activities:
Sale of preferred stock, net of costs of acquisition	—	3,435,571
Exercise of stock options	141,525	—
Acquisition of common shares related to terminated 401k and RSP participants	—	(8,200)

Net cash provided by financing activities	141,525	3,427,371

Net increase in cash and cash equivalents	2,718,406	706,449
Cash and cash equivalents at beginning of period	7,066,572	4,483,603

Cash and cash equivalents at end of period	$9,784,978	5,190,052

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,068	193

Income taxes paid	$3,480	—

Supplemental disclosure of noncash financing activities:
Retirement of 8,208 common shares held in treasury	$—	8,200

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2003

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, such financial statements reflect all adjustments (consisting of normal recurring items) necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2003, contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 filed with the Securities and Exchange Commission.

Current Subsidiaries and Operations

As used in this Form 10-QSB, the term “Company” refers, unless the context requires otherwise, to International Assets Holding Corporation and its three wholly owned subsidiaries — INTL Trading, Inc. (“INTL Trading”) (known as INTLTRADER.COM, INC. prior to a name change on December 9, 2002), INTL Assets, Inc. (“INTL Assets”) (known as International Asset Management Corp. prior to a name change on January 17, 2003) and IAHC (Bermuda) Ltd. (“IAHC Bermuda”) (known as OffshoreTrader.com Ltd. prior to a name change on February 7, 2003). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company operates as a wholesale international securities firm in three business segments — international equities market-making, international debt capital markets and commodities/foreign exchange trading. The Company acts as a market maker for equity securities, including American Depository Receipts (“ADRs”), issued by non-U.S. issuers, and trades and invests in debt securities issued by non-U.S. issuers. These activities are primarily conducted through INTL Trading. During the quarter ended March 31, 2003, the Company also began to conduct fixed income trading and investing activities through IAHC Bermuda. During the quarter ended September 30, 2003, the Company began to conduct precious metals and foreign currency trading and investing activities through International Assets Holding Corporation.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(2)	Stock-Based Employee Compensation

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

If the Company had determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income and earnings per share would be reflected in the pro forma amounts indicated below:

For the three months ended December 31,	2003	2002
Net income
As reported	$772,352	210,367
Pro forma	$629,197	292,594
Basic earnings per share
As reported	$0.16	0.09
Pro forma	$0.13	0.12
Diluted earnings per share
As reported	$0.14	0.09
Pro forma	$0.12	0.12

Pro forma net income reflects only options granted from 1996 to 2003. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options’ expected life ranging from immediate vesting to 8.5 years and compensation cost for options granted prior to October 1, 1995 is not considered.

Pro forma net income is more than the net income reported for the quarter ended December 31, 2002 due to the net pro forma compensation benefit of $82,227 arising from the cumulative adjustment for the cancellation of 26,974 options during the quarter ended December 31, 2002.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(3)	Commission Revenue and Wholesale Commission Expense

Commission revenues of $245,836 reported for the three months ended December 31, 2003 were related to introducing broker fees that the Company received in connection with its wholesale debt trading activities.

For the three months ended December 31,	2003	2002
Wholesale commission revenue	$465,712	—
Amounts paid to wholesale third party	(219,876)	—

Net wholesale commission revenue	245,836	—

Wholesale commission expense, direct transactions	$800	—

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

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(5)	Basic and Diluted Earnings Per Share

Basic earnings per share for the three months ended December 31, 2003 and 2002 have been computed by dividing net income by the weighted average number of common shares outstanding.

Options to purchase 53,600 and 527,146 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended December 31, 2003 and 2002, respectively, because the exercise prices of the options exceeded the average market price of the common stock for each period (anti-dilutive).

	For the Three Months Ended December 31,
	2003	2002
Diluted earnings per share

Numerator:
Net income	$772,352	210,367

Denominator:
Weighted average number of common shares and dilutive potential common shares outstanding	5,400,910	2,435,895

Diluted earnings per share	$0.14	0.09

(6)	Interest and Dividends

	For the Three Months Ended December 31,
	2003	2002
Interest income (expense), net, were comprised of the following:
Interest income	$26,947	4,440
Interest expense	(24,068)	(193)

Interest income, net	$2,879	4,247

Dividend income (expense), net, were comprised of the following:
Dividend income	$31,774	18,053
Dividend expense	(25,070)	(19,430)

Dividend income (expense), net	$6,704	(1,377)

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(7)	Securities Owned and Securities Sold, But Not Yet Purchased, at Market Value

Securities owned and securities sold, not yet purchased, at December 31, 2003 and September 30, 2003 consisted of trading and investment securities at quoted market values as follows:

	Owned	Sold, not yet purchased
December 31, 2003:
Common stock and American Depository Receipts	$2,721,432	2,889,113
Foreign ordinary stock, paired with its respective American Depository Receipts	9,484,223	9,590,135
Corporate and municipal bonds	2,359,662	70,028
Options and futures	953,498	540,439
Commodities	17,449	—
Foreign government obligations	173,342	185,916
Other investments	57,415	—

	$15,767,021	13,275,631

	Owned	Sold, not yet purchased
September 30, 2003:
Common stock and American Depository Receipts	$1,395,065	2,223,180
Foreign ordinary stock, paired with its respective American Depository Receipts	2,615,667	2,687,873
Corporate and municipal bonds	1,594,522	813,975
Options and futures	400,342	183,603
Commodities	22,594	—
Foreign government obligations	57,128	276,266
Other investments	59,581	10,252

	$6,144,899	6,195,149

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(8)	Receivable From and Payable to Brokers, Dealers and Clearing Organization, Net

Amounts receivable from and (payable) to brokers, dealers and clearing organizations, net at December 31, 2003 and September 30, 2003 of $(319,080) and $2,356,431, respectively, consist of the following:

	December 31, 2003
	Receivable	Payable
Open transactions, net	$—	246,540
Margin deposits from commodities clients	—	45,000
Clearing fees and related charges payable	—	27,540

	$—	319,080

	September 30, 2003
	Receivable	Payable
Open transactions, net	$2,376,168	—
Margin deposits from commodities clients	—	—
Clearing fees and related charges payable	—	19,737

	$2,376,168	19,737

As these amounts are short-term in nature, the carrying amount is a reasonable estimate of fair value.

(9)	Leases

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

The Company is obligated under various noncancelable operating leases for the rental of office facilities, service obligations and certain office equipment. The expense associated with operating leases amounted to $129,535 and $81,843 for the three months ended December 31, 2003 and 2002, respectively.

Future minimum lease payments under noncancelable operating leases are as follows:

Fiscal Year (12 month period) Ending September 30,
2004	$583,900
2005	433,600
2006	235,600
2007	132,800
2008	127,500
Thereafter	105,600

Total future minimum lease payments	$1,619,000

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(10)	Stock Options

During the three months ended December 31, 2003, the Company granted incentive stock options covering 79,600 shares of common stock to employees. During this same period, incentive stock options covering 17,650 shares of common stock expired unexercised. During the three months ended December 31, 2003, the Company granted nonqualified stock options covering 8,200 shares of common stock to consultants. During this same period, nonqualified stock options covering 5,200 shares of common stock expired unexercised. As of December 31, 2003 the Company had outstanding total options covering 1,361,660 shares of common stock.

Incentive Stock Options (Granted during the three months ended December 31, 2003)

Options Granted	Grant Date	Exercise Price Per Share	Expiration Date	Exercisable
46,100	11/01/03	$4.50	12/01/03	(a)
33,500	11/14/02	$4.75	11/14/07	(b)
79,600

Nonqualified Stock Options (Granted during the three months ended December 31, 2003)

Options Granted	Grant Date	Exercise Price Per Share	Expiration Date	Exercisable
8,200	11/01/03	$4.50	12/01/03	(c)

(a)	100% Exercisable on 11/3/2003. 28,450 options were exercised before the expiration date of 12/1/2003 and 17,650 expired unexercised on 12/1/2003.

(b)	Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three.

(c)	100% Exercisable on 11/3/2003. 3,000 options were exercised before the expiration date of 12/1/2003 and 5,200 expired unexercised on 12/1/2003.

The Company did not recognize any compensation expense in connection with the grant of 79,600 incentive stock options and 8,200 of the nonqualified stock options during the three months ended December 31, 2003, because the exercise price on the date of grant for each option was equal to or greater than the fair market value of the common stock on the date of grant. During this same three month period, the Company recognized $6,188 of non-cash expense related to a August 4, 2003 grant of 50,000 nonqualified stock options to a consultant in accordance with SFAS No. 123, as amended by SFAS No. 148, and Emerging Issues Task Force No. 96-18. The expense of $6,188 was determined by utilizing an amortization period equal to the options’ vesting period and calculating the options value based on the Black-Scholes option-pricing model.

(11)	Commitments and Contingent Liabilities

INTL Trading has entered into a fully disclosed clearing agreement dated November 15, 2002 with Pershing LLC (Pershing). In January 2003, the Company began trading fixed income securities under this agreement. In April 2003, the Company began clearing its equity securities under this agreement. The agreement requires the Company to pay a termination fee if the Company terminates the agreement. The termination fee would be $100,000 if the Company terminates in one year; $50,000 if the Company terminates in year two; and reasonable and documentable deconversion-related expenses if the Company terminates in year three or thereafter.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(12)	Segment Analysis

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

Other:

All other transactions that do not relate to the operating segments above are classified as other. As of December 31, 2003 certain cash accounts and balances were maintained to support administrative as well as all of the operating segments. These multi-segment assets were allocated to other. Included in the revenue reported for other is net interest income and interest expense.

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

For the three months ended December 31,	2003	2002
Revenues:
International Equity Market Making	$4,399,000	2,035,000
International Debt Capital Markets	677,000	—
Commodities and Foreign Exchange Trading	228,000	—
Other	1,000	6,000

Total	$5,305,000	2,041,000

Net contribution:
(Revenue less clearing and related and variable trader bonus compensation):
International Equity Market Making	$2,277,000	1,351,000
International Debt Capital Markets	490,000	—
Commodities and Foreign Exchange Trading	166,000	—
Other	(2,000)	—

Total	$2,931,000	1,351,000

Total assets:
International Equity Market Making	$19,701,000	11,563,000
International Debt Capital Markets	2,474,000	—
Commodities and Foreign Exchange Trading	2,528,000	—
Other	2,050,000	—

Total	$26,753,000	11,563,000

Reconciliation of net contribution to income before income tax expense:
Net contribution allocated to segments	$2,931,000	1,351,000
Costs not allocated to operating segments	1,655,000	1,003,000

Income before income tax expense	$1,276,000	348,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the Company’s control, including adverse changes in economic, political and market conditions, losses from the Company’s market-making and trading activities arising from counter-party failures and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of federal and state securities laws and the impact of changes in technology in the securities and commodities brokerage industries. Although the Company believes that its forward-looking statements are based upon reasonable assumptions regarding its business, future market conditions, there can be no assurances that the Company’s actual results will not differ materially from any results expressed or implied by the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any forward-looking statements are not guarantees of future performance.

Results of Operations:

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

Since September 30, 2002, the Company’s activities have changed significantly due to the following developments.

•	In the first quarter of the 2003 fiscal year, the Company appointed new management and raised additional capital.

•	In the second quarter of the 2003 fiscal year, the Company began trading and related activities in international debt capital markets.

•	In the fourth quarter of the 2003 fiscal year, the Company began trading precious metals and foreign exchange.

The Company’s activities are currently divided into international equities market-making, international debt capital markets and commodities/foreign exchange trading. Most of the Company’s revenue over the past two fiscal years was generated from international equity market-making. In the 2003 fiscal year, international debt capital markets also made a positive contribution to revenues. Given the early stage of development, international debt trading and commodity/foreign exchange trading represented a minority of the Company’s revenues in 2003.

Three Months Ended December 31, 2003 (“Q1 2004”) Compared to Three Months Ended December 31, 2002 (“Q1 2003”)

The following table reflects the principal components of the Company’s revenue and expenses as a percentage of total revenue for Q1 2004 and Q1 2003.

	Percentage of Total Revenue Q1 2004	Percentage of Total Revenue Q1 2003	Percentage Change from Q1 03 to Q1 04
Trading revenue (Net dealer inventory and investment gains)	95%	100%	148%
Commissions	5%	0%	Not Meaningful
Interest income (expense), net	Less than 1%	Less than 1%	-32%
Dividend income (expense), net	Less than 1%	Less than -1%	Not Meaningful
Other revenues	Less than -1%	Less than 1%	Not Meaningful
Total revenue	100%	100%	160%

The following table reflects the sources of the Company’s revenues as a percentage of the Company’s total revenue for Q1 2004 and Q1 2003.

	Percentage of Total Revenue Q1 2004	Percentage of Total Revenue Q1 2003	Percentage Change from Q1 03 to Q1 04
Equity market making	83%	100%	116%
Debt capital markets	13%	0%	Not meaningful
Commodities/foreign exchange trading	4%	0%	Not meaningful
Other	Less than 1%	Less than 1%	Not meaningful
Total Revenue	100%	100%	160%

The following table reflects the principal components of the Company’s expenses as a percentage of the Company’s total expenses in Q1 2004 and Q1 2003.

	Percentage of Total Expenses Q1 2004	Percentage of Total Expenses Q1 2003	Percentage Change from Q1 03 to Q1 04
Compensation and benefits	48.1%	43.2%	165%
Clearing and related expenses	38.9%	25.4%	265%
Wholesale Commissions	Less than 1%	0%	Not meaningful
Occupancy and equipment rental	2.8%	4.9%	35%
Professional fees	2.3%	10.7%	-48%
Depreciation and amortization	2.1%	4.6%	9%
Business Development	2.0%	4.9%	-3%
Insurance	1.8%	2.5%	64%
Other expenses	2.0%	3.8%	23%
Total expenses	100%	100%	138%

Net Income. The Company reported net income of $772,000 for the quarter ended December 31, 2003 (Q1 2004), which equates to $0.14 per diluted share. This compares to net income of $210,000, or $0.09 per diluted share, for the quarter ended December 31, 2002 (Q1 2003).

Total Revenue. The Company’s total revenue increased 160% to $5,305,000 for Q1 2004 compared to $2,041,000 for the Q1 2003. Equity market-making revenue grew from $2,035,000 for Q1 2003 to $4,399,000 for Q1 2004. The growth in equity market-making revenue was due to improved equity market conditions worldwide, increased marketing of the Company’s market-making capabilities to institutional and other clients and improved management of the Company’s equity market-making personnel. Equity market-making revenue fell from 100% of total revenue for Q1 2003 to 83% of total revenue for Q1 2004 due to additional revenue from new activities. The Company began international debt capital markets in the second quarter of fiscal 2003. These activities generated revenue of $677,000 (13% of total revenue) for Q1 2004. The Company’s revenues from these activities was supported by the attractive market conditions for international debt securities which prevailed in 2003 and a steadily increasing number of wholesale customers establishing relationships with the Company. The Company began trading in foreign exchange and precious metals in the fourth quarter of fiscal 2003. These activities generated revenue of $228,000 (4% of total revenue) for Q1 2004.

Trading Revenue (Net Dealer Inventory and Investment Gains). The Company had trading income of $5,050,000 for Q1 2004, compared to $2,036,000 for Q1 2003. The increase in trading revenue reflected improved market conditions and demand for securities traded by the Company, the successful development of new wholesale equity client relationships and the introduction and expansion into international debt capital markets and commodities/foreign exchange trading.

Total trading revenue includes the trading profits earned by the Company before the related expense deduction for American Depositary Receipt conversion fees. These ADR fees are included in the statement of operations line item labeled clearing and related expenses.

Commission Revenue. The Company generated commission revenue of $246,000 for Q1 2004, compared to $0 in Q1 2003. This increase in commissions was from brokerage of securities at the wholesale level within the debt capital markets segment.

Interest Income (Expense) The Company’s interest income (expense), net in Q1 2004 was $3,000 compared to $4,000 for Q1 2003. The decrease was due to higher interest expense arising from securities sold but not purchased held with the Company’s clearing firm.

Dividend Income (Expense). The Company’s dividend income (expense), net in Q1 2004 was $7,000 compared to ($1,000) for Q1 2003. Dividend income (expense) is generated when the Company holds long (short) equity positions over a dividend declaration date.

Total Expenses. The Company’s total expenses increased by approximately 138% to $4,029,000 for Q1 2004, compared to $1,693,000 for Q1 2003. This increase was directly attributable to the expansion of the Company’s business, which resulted in higher personnel, clearing and business development costs.

Compensation and Benefits. The Company’s compensation and benefit expense increased 165% from $731,000 for Q1 2003 to $1,939,000 for Q1 2004. The increase was a result of both higher staff levels and higher performance based compensation due to increased revenues and profitability.

Clearing and related expenses. Clearing and related expenses increased by 265% from $430,000 for Q1 2003 to $1,568,000 for Q1 2004. The increase was primarily due to the growth in trading activity and the number of trades processed, increased foreign settlement fees and increased American Depositary Receipt conversion fees. The increased foreign settlement fees related to changes in the composition of the equity trading activities. The total ADR fees were $950,000 and $98,000 for Q1 2004 and Q1 2003. The increase in ADR fees was primarily due to several large equity trading transactions in Q1 2004.

Wholesale Commissions. The Company incurs commission expense from wholesale debt and foreign exchange transactions. Wholesale commissions for Q1 2004 were $1,000 and were related to foreign exchange transactions. The Company did not conclude any debt and foreign exchange transactions for Q1 2003.

Occupancy and Equipment Rental. Occupancy and equipment rental expense increased by 35% from $83,000 for Q1 2003 to $112,000 for Q1 2004. This increase in rent expense is primarily due to the opening of the Company’s New York office in December 2002.

Professional Fees. Professional fees principally consist of legal, taxation and accounting fees. These fees reduced 48% from $182,000 for Q1 2003 to $94,000 for Q1 2004 quarter due to the resolution of certain previously pending arbitration and legal proceedings.

Depreciation and Amortization. Depreciation and amortization increased 9% from $77,000 for Q1 2003, compared to $84,000 in Q1 2004. The increase is due to increased depreciation expense arising from the purchase of fixed assets for the Company’s New York and Altamonte Springs offices. The Company expects amortization expense during the remainder of the 2004 fiscal year to decline because the Company has fully depreciated certain capitalized software development costs (which had resulted in software amortization expense of $57,000 per quarter during the 2003 fiscal year and Q1 2004).

Business Development Expense. Business development expense decreased by 3% from $83,000 for Q1 2003 to $81,000 for Q1 2004.

Insurance Expense. Insurance expense increased 64% from $43,000 in Q1 2003 to $71,000 in Q1 2004. The increase was primarily due to increases in the cost of health insurance caused by higher staff levels and increased cost per employee and in addition key man term life insurance taken out on key executives.

Other Operating Expenses. Other operating expenses increased 23% from $64,000 in Q1 2003 to $79,000 for Q1 2004. The increase was primarily due to increases in communications expense due to increased trading and operating activities.

Tax Expense. The Company recognized income tax expense of $504,000 for Q1 2004 compared with $137,000 for the Q1 2003. The Company’s effective income tax rate was approximately 39.5% for both Q1 2004 and Q1 2003. Income taxes payable of $246,000, as of December 31, 2003, is based on utilization of the Companies remaining federal net operating loss carryforwards as well as partial utilization of the Companies state net operating loss carryforwards. The Company will begin making estimated income tax payments during 2004 due to the ongoing profitability.

Liquidity and Capital Resources

A substantial portion of the Company’s assets are liquid. The majority of the assets consist of securities inventories, which fluctuate depending on the levels of customer business. At December 31, 2003, approximately 95% of the Company’s assets consisted of cash, cash equivalents, receivables from brokers, dealers and clearing organization and marketable securities. All assets are financed by the Company’s equity capital, short-term borrowings from securities sold, not yet purchased and other payables.

The Company’s ability to receive distributions from INTL Trading, the Company’s broker-dealer subsidiary, is restricted by regulations of the SEC and the NASD. The Company’s right to receive distributions from its subsidiaries are also subject to the rights of the subsidiaries’ creditors, including customers of INTL Trading.

INTL Trading is subject to the net capital requirements of the SEC and the NASD relating to liquidity and net capital levels. At December 31, 2003, INTL Trading had regulatory basis net capital of $3,293,000, which was $2,895,000 in excess of its minimum net capital requirement on that date. INTL Trading’s net capital at December 31, 2003 included a $500,000 subordinated loan made by the Company to INTL Trading on January 31, 2003. This loan had an original scheduled maturity date of February 28, 2004, which has been extended to February 28, 2005, and an interest rate of 3%. INTL Trading is not obligated to repay the loan at scheduled maturity if repayment would cause INTL Trading to violate its net capital requirements. If this occurs, INTL Trading’s obligation to repay the loan is deferred until these requirements can be satisfied. This inter-company loan has been eliminated from the consolidated balance sheet of the Company as of December 31, 2003.

The Company’s assets and liabilities may vary significantly from period to period because of changes relating to customer needs and economic and market conditions and customer requirements. The Company’s total assets at December 31, 2003 and September 30, 2003, were $26,753,000 and $17,336,000, respectively. The Company’s operating activities generate or utilize cash resulting from net income or loss earned during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity and securities inventory changes resulting from proprietary arbitrage trading strategies dictated by prevailing market conditions.

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

The Company is currently seeking to raise up to $12,000,000 from the sale of subordinated convertible notes. The proceeds from the sale of the notes will be utilized to support the expansion of the Company’s business. There can be no assurance that the sale of the notes will be completed.

Cash Flows

The Company’s cash and cash equivalents increased by $2,718,000 from $7,067,000 at September 30, 2003 to $9,785,000 at December 31, 2003.

The major sources of cash were:

•	The Company’s receipt of $2,676,000 in cash as a result of changes in the Company’s net receivables and payables from brokers, dealers and clearing organization. At December 31, 2003, the Company owed these organizations $319,000, net. At September 30, 2003, these organizations owed the Company $2,356,000, net.

•	The Company’s net income of $772,000.

•	A $258,000 decrease in the Company’s tax asset.

•	A $230,000 decrease in the Company’s other receivables and pre-paid expenses.

•	A $246,000 increase in the Company’s income taxes payable.

•	The Company’s receipt of $142,000 from the exercise of employee stock options.

•	Depreciation and amortization of $84,000.

The major uses of cash were:

•	A $1,605,000 net change in the Company’s securities positions (securities owned, foreign currency sold, not yet purchased and securities owned, not yet purchased).

•	An $86,000 decrease in the Company’s accounts payable, accrued compensation and benefits, accrued expenses and other liabilities.

Certain Critical Accounting Policies

The Company’s Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles (see Summary of Significant Accounting Policies in the Consolidated Financial Statements filed with the SEC in the Company’s 10-KSB for the period ended September 30, 2003). The Company believes that of its significant accounting policies, those described below involve a high degree of judgment and complexity. These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the Consolidated Financial Statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the financial statements. Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

Valuation of Securities Substantially all financial instruments are reflected in the financial statements at fair value or amounts that approximate fair value, these include: cash, cash equivalents, and securities purchased under agreements to resell; deposits with clearing organizations; securities owned; and securities sold but not yet purchased. Unrealized gains and losses related to these financial instruments are reflected in net earnings. Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. In addition, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value.

Deferred Tax Asset and Liability. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company also establishes valuation allowances when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2003, based upon the projections for future taxable income, management believes it is more likely than not that the Company will realize the full benefits of these deductible differences and net operating loss carryforward.

Off Balance Sheet Arrangements

The Company’s material off balance sheet arrangements are discussed in Note 10 to the Company’s Consolidated Financial Statements, previously filed with the Company’s 10-KSB for the period September 30, 2003.

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

ITEM 3.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of December 31, 2003, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

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

b) Reports on Form 8-K

The Company filed a Form 8-K on January 5, 2004 to report the Company’s proposed offering of convertible subordinated notes.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ASSETS HOLDING CORPORATION

Date 02/12/2004	/s/ SEAN M. O’CONNOR

Sean M. O’Connor
Chief Executive Officer

Date 02/12/2004	/s/ JONATHAN C. HINZ

Jonathan C. Hinz
Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description

(31.1)	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

(31.2)	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

(32.1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.