Form 10QSB
period 2004-03-31
INTERNATIONAL ASSETS HOLDING CORP
filed 2004-05-17
CIK 913760

U.S. Securities and Exchange Commission

Washington D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The issuer had 4,800,637 outstanding shares of common stock as of May 12, 2004.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2004	September 30, 2003
Assets
Cash	$11,194,597	$1,755,072
Cash and cash equivalents deposited with brokers, dealers and clearing organization	6,916,755	5,311,500
Receivable from brokers, dealers and clearing organization, net	3,307,515	2,356,431
Other receivables	189,616	427,510
Financial instruments owned, at market value	23,491,202	6,144,899
Deferred income tax asset, net	33,087	329,457
Property and equipment, at cost:
Equipment, furniture and leasehold improvements	645,639	628,954
Less accumulated depreciation and amortization	(390,902)	(333,274)

Net property and equipment	254,737	295,680
Software development, net of accumulated amortization of $1,035,501 at March 31, 2004 and $979,958 at September 30, 2003	—	55,544
Deposit with clearing organization	500,000	500,000
Debt issuance costs, net of accumulated amortization of $14,545 at March 31, 2004	1,876,283	—
Prepaid expenses and other assets	216,399	159,510

Total assets	$47,980,191	$17,335,603

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$150,777	$130,156
Foreign currency sold, not yet purchased, at market value	687,715	308,031
Financial instruments sold, not yet purchased, at market value	20,887,456	6,195,149
Accrued compensation and benefits	1,502,925	1,177,848
Accrued expenses	231,525	182,452
Income taxes payable	348,132	—
Other liabilities	42,402	43,639
Convertible subordinated notes payable	12,000,000	—

Total liabilities	35,850,932	8,037,275

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 12,000,000 shares; issued and outstanding 4,796,706 shares at March 31, 2004 and 4,702,384 shares at September 30, 2003	47,967	47,024
Additional paid-in capital	12,958,317	11,783,124
Retained deficit	(877,025)	(2,531,820)

Total stockholders’ equity	12,129,259	9,298,328

Total liabilities and stockholders’ equity	$47,980,191	$17,335,603

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Six Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
Revenues:
Net dealer inventory and investment gains	$11,208,334	$3,631,265
Commissions, net	501,545	—
Interest income	63,771	12,758
Dividend income (expense), net	(80,751)	(5,089)
Other	4,661	4,947

Total revenues	11,697,560	3,643,881
Interest expense	158,122	832

Net revenues	11,539,438	3,643,049
Non-interest expenses:
Compensation and benefits	$4,278,447	$1,456,108
Clearing and related expenses	3,399,640	870,021
Wholesale commission expense	4,800	—
Occupancy and equipment rental	235,504	192,277
Professional fees	164,078	254,733
Depreciation and amortization	113,172	180,392
Business development	157,313	170,293
Insurance	148,964	100,092
Other	183,023	198,548

Total non-interest expenses	8,684,941	3,422,464

Income before income taxes	2,854,497	220,585
Income tax expense	1,199,702	93,866

Net income	$1,654,795	$126,719

Earnings per share:
Basic	$0.35	$0.05

Diluted	$0.30	$0.04

Weighted average number of common shares outstanding:
Basic	4,738,214	2,763,843

Diluted	5,546,596	2,892,702

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
Revenues:
Net dealer inventory and investment gains	$6,158,001	1,594,895
Commissions, net	255,709	—
Interest income	36,824	8,318
Dividend income (expense), net	(87,455)	(3,712)
Other	5,855	3,443

Total revenues	6,368,934	1,602,944
Interest expense	134,054	639

Net revenues	6,234,880	1,602,305
Non-interest expenses:
Compensation and benefits	2,339,095	724,836
Clearing and related expenses	1,831,995	440,068
Wholesale commission expense	4,000	—
Occupancy and equipment rental	123,286	109,343
Professional fees	69,994	72,996
Depreciation and amortization	29,425	103,236
Business development	76,733	87,626
Insurance	77,633	56,675
Other expenses	104,250	134,632

Total non-interest expenses	4,656,411	1,729,412

Income (loss) before income taxes	1,578,469	(127,107)
Income tax expense (benefit)	696,026	(43,459)

Net income (loss)	$882,443	(83,648)

Earnings (loss) per share:
Basic	$0.19	$(0.03)

Diluted	$0.15	$(0.03)

Weighted average number of common shares outstanding:
Basic	4,763,724	3,160,831

Diluted	5,740,733	3,160,831

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$1,654,795	126,719
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	113,172	180,392
Amortization of debt issuance costs	14,545	—
Deferred income taxes	296,370	93,866
Amortization of stock option expense for consultant	12,375	—
Loss on disposals of property and equipment	—	10,851
Cash provided by (used in) changes in:
Receivable from or payable to brokers, dealers and clearing organization, net	(951,084)	1,839,792
Other receivables	237,894	162,916
Financial instruments owned, at market value	(17,346,303)	(3,140,280)
Deposit with clearing organization	—	(500,000)
Prepaid expenses and other assets	(56,889)	(135,786)
Foreign currency sold, not yet purchased, at market value	379,684	4,978
Financial instruments sold, not yet purchased, at market value	14,692,307	(1,105,212)
Accounts payable	20,621	54,648
Accrued compensation and benefits	325,077	(22,799)
Accrued expenses	49,073	63,870
Income taxes payable	348,132	0
Other liabilities	(1,237)	146,970

Net cash used in operating activities	(211,468)	(2,219,075)

Cash flows from investing activities:
Proceeds from sale of property	—	4,750
Principal collections of loans to officers	—	21,468
Purchase of property, equipment and software development	(16,685)	(272,263)

Net cash used in investing activities	(16,685)	(246,045)

Cash flows from financing activities:
Issuance of convertible subordinated notes payable, net of debt issuance costs settled in cash of $997,707	11,002,293	—
Sale of preferred stock, net of costs of acquisition	—	3,510,572
Exercise of stock options	270,640	—
Acquisition of common shares related to terminated 401k and RSP participants	—	(8,200)

Net cash provided by financing activities	11,272,933	3,502,372

Net increase in cash and cash equivalents	11,044,780	1,037,252
Cash and cash equivalents at beginning of period	7,066,572	4,483,603

Cash and cash equivalents at end of period	$18,111,352	5,520,855

Supplemental disclosure of cash flow information:
Cash paid for interest	$80,334	832

Income taxes paid	$558,680	—

Supplemental disclosure of noncash financing activities:
Issuance of warrants for placement agent services	$893,121	$—

Conversion of preferred stock to common stock	$—	$21,875

Issuance of common stock for finders fee services	$—	$75,000

Retirement of 8,208 common shares held in treasury	$—	$8,200

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2004

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

Current Subsidiaries and Operations

As used in this Form 10-QSB, the term “Company” refers, unless the context requires otherwise, to International Assets Holding Corporation and its three wholly owned subsidiaries — INTL Trading, Inc. (“INTL Trading”), INTL Assets, Inc. (“INTL Assets”) (known as International Asset Management Corp. prior to a name change on January 17, 2003) and IAHC (Bermuda) Ltd. (“IAHC Bermuda”) (known as OffshoreTrader.com Ltd. prior to a name change on February 7, 2003). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company operates as a wholesale international financial firm in three business segments – international equities market-making, international debt capital markets and commodities/foreign exchange trading. The Company acts as a market maker for equity securities, including American Depository Receipts (“ADRs”), issued by non-U.S. issuers, and trades and invests in debt securities issued by non-U.S. issuers. These activities are primarily conducted through INTL Trading. During the quarter ended March 31, 2003, the Company also began to conduct fixed income trading and investing activities through IAHC Bermuda. During the quarter ended September 30, 2003, the Company began to conduct precious metals and foreign currency trading and investing activities through International Assets Holding Corporation.

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

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

If the Company had determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would be reflected in the pro forma amounts indicated below:

For the six months ended March 31,		2004	2003
Net income	As reported	$1,654,795	126,719
	Pro forma	$1,365,520	129,305
Basic earnings per share	As reported	$0.35	0.05
	Pro forma	$0.29	0.05
Diluted earnings per share	As reported	$0.30	0.04
	Pro forma	$0.25	0.04

For the three months ended March 31,		2004	2003
Net income (loss)	As reported	$882,443	(83,648)
	Pro forma	$736,323	(163,289)
Basic earnings (loss) per share	As reported	$0.19	(0.03)
	Pro forma	$0.15	(0.05)
Diluted earnings (loss) per share	As reported	$0.15	(0.03)
	Pro forma	$0.13	(0.05)

Pro forma net income (loss) reflects only options granted from 1996 to 2004. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options’ expected life ranging from immediate vesting to 8.5 years and compensation cost for options granted prior to October 1, 1995 is not considered.

Pro forma net income is more than the net income reported for the six months ended March 31, 2003 due to the net pro forma compensation benefit arising from the cumulative adjustment for the cancellation of options during the six months ended March 31, 2003 of $132,866. This compensation benefit offset other pro forma compensation expense for the period.

(3)	Effects of Recent Accounting Pronouncements and Interpretations

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Effective July 1, 2003, the Company adopted FIN 46 with no material impact on its condensed consolidated financial statements. In December 2003, FASB issued Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)), which revised and clarified FIN 46. The issuance of FIN 46(R) had no material impact on the Company’s condensed consolidated financial statements or on its adoption of FIN 46 effective July 1, 2003.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 applies to those loan commitments that are accounted for as derivatives in accordance with paragraph three of SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and contains specific guidance on measuring those loan commitments at fair value. Additionally, it requires registrants to disclose their accounting policies related to loan commitments accounted for as derivatives, including the methods and assumptions used to estimate the fair value of the commitments, as well as any associated hedging strategies. SAB 105 is effective for new loan commitments entered into subsequent to March 31, 2004. The Company does not believe that the adoption of SAB 105 will have a material impact on its consolidated financial statements.

(4)	Commission Revenue and Wholesale Commission Expense

Commission revenues of $501,545 and $255,709 reported for the six months and three months ended March 31, 2004, respectively, were related to introducing broker fees that the Company received in connection with its wholesale debt trading activities.

For the six months ended March 31,	2004	2003
Wholesale commission revenue	$942,573	—
Amounts paid to wholesale third party	(441,028)	—

Net wholesale commission revenue	501,545	—

Wholesale commission expense	$4,800	—

For the three months ended March 31,	2004	2003
Wholesale commission revenue	$476,860	—
Amounts paid to wholesale third party	(221,151)	—

Net wholesale commission revenue	255,709	—

Wholesale commission expense	$4,000	—

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

(6)	Convertible Subordinated Notes and Debt Issuance Costs

On March 12, 2004 the Company issued $12,000,000 in principal amount of the Company’s 7% convertible subordinated notes (the “Notes”) due December 31, 2014. The Notes were issued at par. The conversion features of the Notes were approved by the shareholders on March 26, 2004. The Notes are convertible by the holders at any time prior to the maturity date of December 31, 2014 into shares of the Company’s common stock at a conversion price of $5.75 per share. The Company may cause the outstanding principal balance of the Notes to be converted, in whole or in part, into shares of common stock at any time during 90 days following the occurrence of all of the following three events: (i) the closing price of the common stock exceeds $8.00 per share (proportionately adjusted to reflect adjustments to conversion price) for 20 consecutive days; (ii) the Company files a registration statement under the Securities Act to register the issuance of the common stock pursuant to the conversion of the Notes; and, (iii) such registration statement is declared effective by the SEC.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

Conversion of all of the Notes at $5.75 would result in the issuance of 2,086,956 common shares. The Notes are redeemable, in whole or in part at the option of the Company, at any time on or after December 31, 2009 at a redemption price in cash equal to 115% of the principal balance, plus accrued and unpaid interest to the date of redemption. The Notes are subordinated in right of payment to all of the Company’s existing and future senior indebtedness, which includes all indebtedness and other liabilities of the Company except indebtedness evidenced by the Notes, indebtedness of the Company to any subsidiary and other indebtedness which is pari passu, or expressly subordinated or junior to the Notes. The Notes are also effectively subordinated to the existing and future indebtedness and other liabilities of the Company’s subsidiaries. The Notes bear interest at the rate of 7% per annum, payable semi-annually on June 30 and December 31 of each year.

Debt issuance costs of $1,890,828 were incurred in connection with the issuance of the Notes. Included in this total is $997,707 of costs settled in cash for commissions, placement agent fees, professional fees and state fees. Also included in this total is $893,121 for the black-scholes valuation ($6.00 strike price, 3 year life, risk free rate 2.27%) for the 200,000 warrants issued to the placement agent for placement agent services. The total debt issuance costs will be amortized over the life of the Notes (through December 31, 2014) and charged to interest expense.

(7)	Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

(8)	Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share for the six months and three months ended March 31, 2004 and 2003 have been computed by dividing net income (loss) by the weighted average number of common shares outstanding.

Common stock equivalents (including options, warrants and convertible subordinated notes) were excluded from the calculation of diluted earnings per share when the exercise prices of the common stock equivalents exceeded the average market price of the common stock (anti-dilutive). The number of shares which were excluded for the six months ended March 31, 2004, the six months ended March 31, 2003, and the three months ended March 31, 2004 were 2,307,056 shares, 844,055 shares and 9,200 shares, respectively.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

Diluted loss per share for the three months ended March 31, 2003 was the same as basic loss per share because of the anti-dilutive impact of the potential common shares, due to the net loss for the period. No common stock equivalents to purchase shares of common stock were considered in the calculation of diluted loss per share for the three months ended March 31, 2003 because of the anti-dilutive impact of the potential common shares, due to the net loss for the period.

For the six months ended March 31,	2004	2003
Diluted earnings per share
Numerator:
Net income	$1,654,795	126,719
Denominator:
Weighted average number of common shares and dilutive potential common shares outstanding	5,546,596	2,892,702
Diluted earnings per share	$0.30	0.04

For the three months ended March 31,	2004	2003
Diluted earnings (loss) per share
Numerator:
Net income (loss)	$882,443	(83,648)
Denominator:
Weighted average number of common shares and dilutive potential common shares outstanding	5,740,733	3,160,831
Diluted earnings (loss) per share	$0.15	(0.03)

(9)	Interest Income and Interest Expense

For the six months ended March 31,	2004	2003
Interest income and interest expense
Interest income	$63,771	12,758
Interest expense
Short trading position balances and other	80,334	832
Convertible subordinated notes payable	63,243	—
Amortization of debt issuance costs	14,545	—

Total interest expense	158,122	832

For the three months ended March 31,	2004	2003
Interest income and interest expense
Interest income	$36,824	8,318
Interest Expense
Short trading position balances and other	56,267	639
Convertible subordinated notes payable	63,242	—
Amortization of debt issuance costs	14,545	—

Total interest expense	134,054	639

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(10)	Dividend Income and Expense

For the six months ended March 31,	2004	2003
Dividend income (expense), net is comprised of the following:
Dividend income	$59,832	30,596
Dividend expense	(140,583)	(35,685)

Dividend expense, net	(80,751)	(5,089)

For the three months ended March 31,	2004	2003
Dividend income (expense), net is comprised of the following:
Dividend income	$28,058	12,543
Dividend expense	(115,513)	(16,255)

Dividend expense, net	(87,455)	(3,712)

(11)	Receivable From and Payable to Brokers, Dealers and Clearing Organization, net

Amounts receivable from brokers, dealers and clearing organizations, net at March 31, 2004 and September 30, 2003 of $3,307,515 and $2,356,431, respectively, consist of the following:

	March 31, 2004
	Receivable	Payable
Open transactions, net	$3,760,335	—
Margin deposits from commodities clients	—	315,795
Clearing fees and related charges payable	—	137,025

	$3,760,335	452,820

	September 30, 2003
	Receivable	Payable
Open transactions, net	$2,376,168	—
Margin deposits from commodities clients	—	—
Clearing fees and related charges payable	—	19,737

	$2,376,168	19,737

As these amounts are short-term in nature, the carrying amount is a reasonable estimate of fair value.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(12)	Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased, at Market Value

Financial instruments owned and financial instruments sold, not yet purchased, at March 31, 2004 and September 30, 2003 consisted of trading and investment financial instruments at market values as follows:

	Owned	Sold, not yet purchased
March 31, 2004:
Common stock and American Depository Receipts	$2,253,689	2,244,502
Foreign ordinary stock, paired with its respective American Depository Receipts	16,758,642	16,981,960
Corporate and municipal bonds	2,855,881	752,741
Options and futures	1,323,214	882,976
Commodities	24,491	—
Foreign government obligations	213,764	25,277
Other investments	61,521	—

	$23,491,202	20,887,456

	Owned	Sold, not yet purchased
September 30, 2003:
Common stock and American Depository Receipts	$1,395,065	2,223,180
Foreign ordinary stock, paired with its respective American Depository Receipts	2,615,667	2,687,873
Corporate and municipal bonds	1,594,522	813,975
Options and futures	400,342	183,603
Commodities	22,594	—
Foreign government obligations	57,128	276,266
Other investments	59,581	10,252

	$6,144,899	6,195,149

(13)	Leases

The Company leases approximately 5,100 square feet of office space at 220 E. Central Parkway in Altamonte Springs, Florida. This lease commenced on February 1, 2002 and expires on July 31, 2009. The Company leases approximately 3,700 square feet of office space at 708 Third Avenue in New York, New York. This lease commenced on December 13, 2002, and expires on September 29, 2006. The Company leased approximately 310 square feet of office space at 1111 Brickell Avenue in Miami, Florida. This lease commenced on December 18, 2002, and expired on January 31, 2004.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

The Company is obligated under various noncancelable operating leases for the rental of office facilities, service obligations and certain office equipment. The expense associated with operating leases amounted to $290,105 and $206,478 for the three months ended March 31, 2004 and 2003, respectively.

Future minimum lease payments under noncancelable operating leases are as follows:

Fiscal Year (12 month period) Ending September 30,
2004	$600,100
2005	453,800
2006	240,900
2007	136,700
2008	131,400
Thereafter	110,300

Total future minimum lease payments	$1,673,200

(14)	Stock Options and Warrants

Stock Options

During the six months ended March 31, 2004, the Company granted incentive stock options covering 125,000 shares of common stock. During six months ended March 31, 2004, incentive stock options covering 63,050 shares of common stock expired unexercised. During the six months ended March 31, 2004, the Company granted nonqualified stock options covering 11,700 shares of common stock to consultants. During this same period, nonqualified stock options covering 8,700 shares of common stock expired unexercised. As of March 31, 2004, the Company had outstanding total options covering 1,298,788 shares of common stock. On March 26, 2004, the shareholders approved an amendment to the 2003 International Assets Holding Corporation Stock Option Plan to increase the total number of shares authorized for issuance under the plan from 750,000 shares to 1,000,000 shares. As of March 31, 2004 the Company has 386,650 shares available for issuance under this plan. During the six months ended March 31, 2004 66,322 incentive stock options were exercised and 28,000 nonqualified stock options were exercised.

Incentive Stock Options (Granted during the six months ended March 31, 2004)

Options Granted	Grant Date	Exercise Price Per Share	Expiration Date	Exercisable
46,100	11/01/03	$4.50	12/01/03	(a	)
33,500	11/14/03	$4.75	11/14/07	(b	)
45,400	02/01/04	$6.68	03/01/04	(c	)

125,000

Nonqualified Stock Options (Granted during the six months ended March 31, 2004)

Options Granted	Grant Date	Exercise Price Per Share	Expiration Date	Exercisable
8,200	11/01/03	$4.50	12/01/03	(d	)
3,500	02/01/04	$6.68	03/01/04	(e	)

11,700

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(a)	100% exercisable on 11/3/2003. 28,450 options were exercised before the expiration date of 12/1/2003 and 17,650 expired unexercised on 12/1/2003.

(b)	Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three.

(c)	100% exercisable on 02/01/2004. 45,400 expired unexercised on 03/01/04.

(d)	100% exercisable on 11/3/2003. 3,000 options were exercised before the expiration date of 12/1/2003 and 5,200 expired unexercised on 12/1/2003.

(e)	100% exercisable on 02/01/2004. 3,500 expired unexercised on 03/01/04.

The Company did not recognize any compensation expense in connection with the grant of 125,000 incentive stock options and 11,700 of the nonqualified stock options during the six months ended March 31, 2004, because the exercise price on the date of grant for each option was equal to or greater than the fair market value of the common stock on the date of grant. During this same six month period, the Company recognized $12,375 of non-cash expense related to a grant of 50,000 nonqualified stock options made on August 4, 2003to a consultant in accordance with SFAS No. 123, as amended by SFAS No. 148, and Emerging Issues Task Force No. 96-18. The expense of $12,375 was determined by utilizing an amortization period equal to the options’ vesting period and calculating the options value based on the Black-Scholes option-pricing model.

Warrants

The Company has issued warrants which are convertible into 200,000 shares of common stock to the placement agent for the Company’s $12,000,000 note offering. The warrants are exercisable by the holder at any time prior to June 30, 2007. The Company may, at its option, require the Warrant-holder to exercise all or any of the Warrants in the event that all of the following conditions are fulfilled: (i) the close price of the Company’s common stock exceeds $9.00 per share for a period of twenty (20) consecutive trading days; (ii) the Company files a registration statement under the Securities Act of 1993, as amended, to register the resale of the shares of common stock issuable upon the exercise of the Warrants; and (iii) such registration statement is declared effective by the Securities and Exchange Commission. The Warrants will be exercisable at an exercise price equal to $6.00, subject to customary adjustment provisions. The conversion rights of the Warrants were approved by the shareholders on March 26, 2004.

Warrants (Granted during the six months ended March 31, 2004)

Granted	Grant Date	Exercise Price Per Share	Expiration Date	Exercisable
142,083	03/02/04	$6.00	06/30/07	(a	)
57,917	03/12/04	$6.00	06/30/07	(a	)

200,000

(a)	100% exercisable on date of grant.

(15)	Commitments and Contingent Liabilities

INTL Trading has entered into a fully disclosed clearing agreement dated November 15, 2002 with Pershing LLC (Pershing). In January 2003, the Company began trading fixed income securities under this agreement. In April 2003, the Company began clearing its equity securities under this agreement. The agreement requires the Company to pay a termination fee if the Company terminates the agreement. The termination fee would be $100,000 if the Company terminates in the first year of the agreement; $50,000 if the Company terminates in the second year; and reasonable and documentable deconversion-related expenses if the Company terminates during the third year or thereafter.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(16)	Segment Analysis

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

Other:

All other transactions that do not relate to the operating segments above are classified as other. As of March 31, 2004, certain cash accounts and balances were maintained to support administrative as well as all of the operating segments. These multi-segment assets were allocated to other. Included in the revenue reported for other is net interest income and interest expense.

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

For the six months ended March 31,	2004	2003
Revenues:
International Equity Market Making	$9,704,000	3,439,000
International Debt Capital Markets	1,505,000	180,000
Commodities and Foreign Exchange Trading	421,000	—
Interest Income and Other	68,000	25,000

Total	$11,698,000	3,644,000

Net contribution:
(Revenue less clearing and related and variable trader bonus compensation):
International Equity Market Making	$5,044,000	2,164,000
International Debt Capital Markets	1,106,000	105,000
Commodities and Foreign Exchange Trading	307,000	—

Total	$6,457,000	2,269,000

Reconciliation of net contribution to income before income taxes:
Net contribution allocated to segments	$6,457,000	2,269,000
Costs not allocated to operating segments	3,603,000	2,048,000

Income before income taxes	$2,854,000	221,000

For the three months ended March 31,	2004	2003
Revenues:
International Equity Market Making	$5,305,000	1,404,000
International Debt Capital Markets	828,000	180,000
Commodities and Foreign Exchange Trading	193,000	—
Interest Income and Other	43,000	19,000

Total	$6,369,000	1,603,000

Net contribution:
(Revenue less clearing and related and variable trader bonus compensation):
International Equity Market Making	$2,767,000	813,000
International Debt Capital Markets	616,000	105,000
Commodities and Foreign Exchange Trading	141,000	—

Total	$3,524,000	918,000

Reconciliation of net contribution to income (loss) before income taxes:
Net contribution allocated to segments	$3,524,000	918,000
Costs not allocated to operating segments	1,946,000	1,045,000

Income (loss) before income taxes	$1,578,000	(127,000)

	March 31, 2004	March 31, 2003
Total assets:
International Equity Market Making	$27,997,000	11,770,000
International Debt Capital Markets	3,198,000	4,058,000
Commodities and Foreign Exchange Trading	3,214,000	—
Other	13,571,000	1,225,000

Total	$47,980,000	17,053,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Since September 30, 2002, the Company’s activities have changed significantly due to the following developments.

•	In the first quarter of the 2003 fiscal year, the Company appointed new management and raised additional capital.

•	In the second quarter of the 2003 fiscal year, the Company began trading and related activities in international debt capital markets.

•	In the fourth quarter of the 2003 fiscal year, the Company began trading precious metals and foreign exchange.

•	In the second quarter of the 2004 fiscal year, the Company raised $12,000,000 from the issuance of the Company’s 7% convertible subordinated notes. The proceeds will be utilized to continue to expand the Company’s trading businesses.

The Company’s activities are currently divided into international equities market-making, international debt capital markets and commodities/foreign exchange trading. Most of the Company’s revenue over the past two fiscal years were generated from international equity market-making. In the 2003 fiscal year, international debt capital markets also made a positive contribution to revenues. Given the early stage of their development, international debt trading and commodity/foreign exchange trading represented a minority of the Company’s revenues in 2003.

Recent Developments

In May 2004, the Company and an unrelated third party formed INTL Consilium, LLC to provide investment management services to private investment funds and other institutional investors. The firm will focus on emerging market securities. The Company received a 50.1% interest in this entity in exchange for a $500,000 capital contribution.

Six Months Ended March 31, 2004 (“YTD 2004”) Compared to Six Months Ended March 31, 2003 (“YTD 2003”)

The following table reflects the principal components of the Company’s revenues as a percentage of total revenue for YTD 2004 and YTD 2003.

	Percentage of Total Revenues	Percentage of Total Revenues	Percentage Change from YTD 2003 to YTD 2004
	YTD 2004	YTD 2003
Trading revenues (Net dealer inventory and investment gains)	96%	100%	209%
Commissions, net	4%	0%	Not Meaningful
Interest income	Less than 1%	Less than 1%	Not Meaningful
Dividend income (expense), net	Less than-1%	Less than-1%	Not Meaningful
Other	Less than 1%	Less than 1%	Not Meaningful
Total revenues	100%	100%	221%

The following table reflects the sources of the Company’s revenues as a percentage of the Company’s total revenue for YTD 2004 and YTD 2003.

	Percentage of Total Revenues	Percentage of Total Revenues	Percentage Change from YTD 2003 to YTD 2004
	YTD 2004	YTD 2003
Equity market making	83%	94%	182%
Debt capital markets	13%	5%	Not meaningful
Commodities/ foreign exchange trading	4%	0%	Not meaningful
Other	Less than 1%	1%	Not meaningful
Total Revenue	100%	100%	221%

The following table reflects the principal components of the Company’s non-interest expenses as a percentage of the Company’s total non-interest expenses in YTD 2004 and YTD 2003.

	Percentage of Total Non-Interest Expenses	Percentage of Total Non- Interest Expenses	Percentage Change from YTD 2003 to YTD 2004
	YTD 2004	YTD 2003
Compensation and benefits	49.3%	42.6%	194%
Clearing and related expenses	39.2%	25.4%	291%
Wholesale commission expense	Less than 1%	0%	Not meaningful
Occupancy and equipment rental	2.7%	5.6%	23%
Professional fees	1.9%	7.4%	-36%
Depreciation and amortization	1.3%	5.3%	-37%
Business Development	1.8%	5.0%	-8%
Insurance	1.7%	2.9%	49%
Other expenses	2.1%	5.8%	-8%
Total non-interest expenses	100%	100%	154%

Net Income. The Company reported net income of $1,655,000 for the six months to March 31, 2004 (YTD 2004), which equates to $0.35 per basic share and $0.30 per diluted share. This compares to net income of $127,000, or $0.05 per basic share and $.04 per diluted share, for the six months ended March 31, 2003 (YTD 2003).

Total Revenues. The Company’s total revenues increased 221% to $11,698,000 for YTD 2004 compared to $3,644,000 for YTD 2003. Equity market-making revenues grew from $3,439,000 for YTD 2003 to $9,704,000 for YTD 2004. The growth in equity market-making revenue was due to improved equity market conditions worldwide, increased marketing of the Company’s market-making capabilities to institutional and other clients and improved management of the Company’s equity market-making personnel. Equity market-making revenue decreased from 94% of total revenues for YTD 2003 to 83% of total revenue for YTD 2004, due to additional revenue from new activities. The Company began international debt capital markets in the second quarter of fiscal 2003. International debt capital markets revenues grew from $180,000 for YTD 2003 to $1,505,000 for YTD 2004. The Company’s revenues from these activities were supported by the positive market conditions for international debt securities which has prevailed over the last 12 months and a steadily increasing number of wholesale customers establishing relationships with the Company. The Company began trading in foreign exchange and precious metals in the fourth quarter of fiscal 2003. These activities generated revenues of $421,000 (4% of total revenue) for YTD 2004.

Trading Revenues (Net Dealer Inventory and Investment Gains). The Company had trading income of $11,208,000 for YTD 2004, compared to $3,631,000 for YTD 2003. The increase in trading revenues reflected improved market conditions and demand for securities traded by the Company, the continued growth and development of new wholesale equity client relationships and the continued expansion into international debt capital markets and commodities/foreign exchange trading.

Total trading revenue includes the trading profits earned by the Company before the related expense deduction for American Depositary Receipt conversion fees. These ADR fees are included in the statement of operations as clearing and related expenses.

Commission Revenues. The Company generated commission revenues of $502,000 for YTD 2004, compared to $0 in YTD 2003. This increase in commissions was from brokerage of securities at the wholesale level within the debt capital markets segment.

Interest Income The Company’s interest income for YTD 2004 was $64,000 compared to $13,000 for YTD 2003. The increase was due to higher cash balances held over the six month period primarily resulting from an increase in financial instruments sold, not purchased due to increased ADR conversion activities. Offsetting the increased interest income was interest expense charge arising from the increased financial instruments sold, not purchased held with the Company’s clearing firm.

Dividend Income (Expense). The Company’s dividend income (expense), net in YTD 2004 was ($81,000) compared to ($5,000) for YTD 2003. Dividend income (expense) is generated when the Company holds long (short) equity positions over a dividend declaration date.

Interest Expense. The Company’s interest expense increased to $158,000 for YTD 2004, compared to a nominal amount in 2003. The expense in 2004 consisted of $78,000 of interest accrued on the Company’s $12.0 million in 7% convertible notes issued in March 2004 and $80,000 of interest on financial instruments sold, not yet purchased balances, due to the increase in ADR conversion activity. The quarterly interest charge on the 7% convertible notes, assuming they are not converted, is expected to be $254,000, consisting of $210,000 in stated interest accruing on the principal balance of the Notes and $44,000 accruing from the amortization of debt issuance costs.

Total Non-interest Expenses. The Company’s total non-interest expenses increased by approximately 154% to $8,685,000 for YTD 2004, compared to $3,423,000 for YTD 2003. This increase was directly attributable to the expansion of the Company’s business, which resulted in higher personnel, clearing, rents and insurance costs.

Compensation and Benefits. The Company’s compensation and benefit expense increased 194% from $1,456,000 for YTD 2003 to $4,279,000 for YTD 2004. The increase was a result of both higher staff levels and higher performance based compensation due to increased revenues and profitability.

Clearing and related expenses. Clearing and related expenses increased by 291% from $870,000 for YTD 2003 to $3,400,000 for YTD 2004. The increase was primarily due to the growth in trading activity and the number of trades processed, increased foreign settlement fees and increased American Depositary Receipt conversion fees. The increased foreign settlement fees related to changes in the composition of the equity trading activities. The total ADR fees were $2,014,000 and $188,000 for YTD 2004 and YTD 2003, respectively. The increase in ADR fees includes several large equity trading transactions in Q1 2004.

Occupancy and Equipment Rental. Occupancy and equipment rental expense increased by 23% from $192,000 for YTD 2003 to $236,000 for YTD 2004. This increase in rent expense is primarily due to increased equipment rental, primarily information services, for the additional employees.

Professional Fees. Professional fees principally consist of legal, taxation and accounting fees. These fees decreased 36% from $255,000 for YTD 2003 to $164,000 for YTD 2004 quarter due to the resolution of certain previously pending arbitration and legal proceedings.

Depreciation and Amortization. Depreciation and amortization decreased 37% from $180,000 for YTD 2003, compared to $113,000 in YTD 2004. The decline is due to capitalized software development costs which were fully amortized in Q1 2004. This decline has been partially offset by increased depreciation expense arising from the purchase of fixed assets for the Company’s New York and Altamonte Springs offices.

Business Development Expense. Business development expense decreased 8% from $170,000 for YTD 2003 to $157,000 for YTD 2004. Small variances are expected from period to period.

Insurance Expense. Insurance expense increased 49% from $100,000 in YTD 2003 to $149,000 in YTD 2004. The increase was primarily due to increases in the cost of health insurance caused by higher staff levels and increased cost per employee. In addition, the Company acquired key man term life insurance on certain executives.

Other Operating Expenses. Other operating expenses declined 8% from $199,000 in YTD 2003 to $183,000 for YTD 2004. The decline was primarily due to a net change in various office expenses and a reduced loss on the disposition of fixed assets in YTD 2003.

Tax Expense. The Company recognized income tax expense of $1,200,000 for YTD 2004 compared with $94,000 for the YTD 2003. The Company’s effective income tax rate was approximately 42% for YTD 2004 compared with 43% for YTD 2003. During Q2 2004, the Company increased its expected state tax provision rate based on its estimated apportionment of state income and an increased blended state rate. The increased effective rate for YTD 2003 was due to the effects of permanent differences on a lower taxable income basis. Income taxes payable as of March 31, 2004 were $348,000 compared to $0 as of March 2003, is the result of the Company having fully utilized its federal net operating loss carryforwards as well as partial utilization of the Company’s state net operating loss carryforwards, due to continued ongoing profitability. The net deferred tax asset as of March 31, 2004 was $33,000 and relates to various timing differences and state operating losses carryforwards, compared to $330,000 as of March 31, 2003.

Three Months Ended March 31, 2004 (“Q2 2004”) Compared to Three Months Ended March 31, 2003 (“Q2 2003”)

The following table reflects the principal components of the Company’s revenues as a percentage of total revenue for Q2 2004 and Q2 2003.

	Percentage of Total Revenue	Percentage of Total Revenue	Percentage Change from Q2 03 to Q2 04
	Q2 2004	Q2 2003
Trading revenue (Net dealer inventory and investment gains)	97%	100%	286%
Commissions	4%	0%	Not Meaningful
Interest income	Less than 1%	Less than 1%	343%
Dividend income (expense), net	-1%	Less than-1%	Not Meaningful
Other revenues	Less than 1%	Less than 1%	Not Meaningful
Total revenue	100%	100%	297%

The following table reflects the sources of the Company’s revenues as a percentage of the Company’s total revenue for Q2 2004 and Q2 2003.

	Percentage of Total Revenues	Percentage of Total Revenues	Percentage Change from Q2 03 to Q2 04
	Q2 2004	Q2 2003
Equity market making	83%	88%	278%
Debt capital markets	13%	11%	Not meaningful
Commodities/ foreign exchange trading	3%	0%	Not meaningful
Other	1%	1%	Not meaningful
Total revenues	100%	100%	297%

The following table reflects the principal components of the Company’s non-interest expenses as a percentage of the Company’s total non-interest expenses in Q2 2004 and Q2 2003.

	Percentage of Total Non-interest Expenses	Percentage of Total Non- interest Expenses	Percentage Change from Q2 03 to Q2 04
	Q2 2004	Q2 2003
Compensation and benefits	50.2%	41.9%	223%
Clearing and related expenses	39.3%	25.4%	316%
Wholesale commission expense	Less than 1%	0%	Not meaningful
Occupancy and equipment rental	2.7%	6.3%	13%
Professional fees	1.5%	4.2%	-4%
Depreciation and amortization	0.7%	6.0%	-72%
Business Development	1.7%	5.1%	-12%
Insurance	1.7%	3.3%	37%
Other expenses	2.2%	7.8%	-23%
Total non-interest expenses	100%	100%	169%

Net Income. The Company reported net income of $882,000 for the three months ended March 31, 2004 (Q2 2004), which equates to $0.19 per basic share and $0.15 per diluted share. This compares to net loss of $84,000, or $0.03 per basic and diluted share, for the three months ended March 31, 2003 (Q2 2003).

Total Revenues. The Company’s total revenues increased 297% to $6,369,000 for Q2 2004 compared to $1,603,000 for Q2 2003. Equity market-making revenue grew from $1,404,000 for Q2 2003 to $5,305,000 for Q2 2004. The growth in equity market-making revenue was due to improved equity market conditions worldwide, increased marketing of the Company’s market-making capabilities to institutional and other clients and improved management of the Company’s equity market-making personnel. Equity market-making revenues decreased from 88% of total revenue for Q2 2003 to 83% of total revenue for Q2 2004 due to additional revenue from new activities. The Company began international debt capital markets in the second quarter of fiscal 2003. International debt capital markets revenue grew from $180,00 for Q2 2003 to $828,000 for Q2 2004. The Company’s revenues from these activities were supported by the positive market conditions for international debt securities which has prevailed over the last 12 months and a steadily increasing number of wholesale customers establishing relationships with the Company. The Company began trading in foreign exchange and precious metals in the fourth quarter of fiscal 2003. These activities generated revenue of $193,000 (3% of total revenue) for Q2 2004.

Trading Revenues (Net Dealer Inventory and Investment Gains). The Company had trading income of $6,158,000 for Q2 2004, compared to $1,595,000 for Q2 2003. The increase in trading revenue reflected improved market conditions and demand for securities traded by the Company, the continued growth and development of new wholesale equity client relationships and the continued expansion into international debt capital markets and commodities/foreign exchange trading.

Total trading revenue includes the trading profits earned by the Company before the related expense deduction for American Depositary Receipt conversion fees. These ADR fees are included in the statement of operations line item labeled clearing and related expenses.

Commission Revenues. The Company generated commission revenue of $256,000 for Q2 2004, compared to $0 in Q2 2003. This increase in commissions was from brokerage of securities at the wholesale level within the debt capital markets segment.

Interest Income. The Company’s interest income for Q2 2004 was $37,000 compared to $8,000 for Q2 2003. The increase was due to higher cash balances held over the three month period primarily resulting from an increase in financial instruments sold, not purchased due to increased ADR conversion activities. Offsetting the increased interest income was interest expense arising from the increased financial instruments sold, not purchased held with the Company’s clearing firm.

Dividend Income (Expense). The Company’s dividend income (expense), net in Q2 2004 was ($87,000) compared to ($4,000) for Q2 2003. Dividend income (expense) is generated when the Company holds long (short) equity positions over a dividend declaration date.

Interest Expense. The Company’s interest was $134,000 for Q2 2004, compared to a nominal amount in 2003. The expense in YTD 2004 consisted of $78,000 of accrued interest on the Company’s 7% convertible notes issued in March 2004, and $56,000 of interest on financial instruments sold, not yet purchased, due to the increase in ADR conversion activity. The quarterly interest charge on the 7% convertible notes, assuming they are not converted, is expected to amount to $254,000.

Total Non-interest Expenses. The Company’s total non-interest expenses increased by approximately 169% to $4,656,000 for Q2 2004, compared to $1,729,000 for Q2 2003. This increase was directly attributable to the expansion of the Company’s business, which resulted in higher personnel, clearing, rents and insurance costs.

Compensation and Benefits. The Company’s compensation and benefit expense increased 223% from $725,000 for Q2 2003 to $2,339,000 for Q2 2004. The increase was a result of both higher staff levels and higher performance based compensation due to increased revenues and profitability.

Clearing and related expenses. Clearing and related expenses increased by 316% from $440,000 for Q2 2003 to $1,832,000 for Q2 2004. The increase was primarily due to the growth in trading activity and the number of trades processed, increased foreign settlement fees and increased American Depositary Receipt conversion fees. The increased foreign settlement fees related to changes in the composition of the equity trading activities. The total ADR fees were $1,063,000 and $90,000 for Q2 2004 and Q2 2003, respectively.

Occupancy and Equipment Rental. Occupancy and equipment rental expense increased by 13% from $109,000 for Q2 2003 to $123,000 for Q2 2004. This increase in rent expense is primarily due to increased equipment rental, primarily information services, for the additional employees.

Professional Fees. Professional fees principally consist of legal, taxation and accounting fees. These fees decreased 4% from $73,000 for Q2 2003 to $70,000 for Q2 2004 quarter.

Depreciation and Amortization. Depreciation and amortization decreased 72% from $103,000 for Q2 2003, compared to $29,000 in Q2 2004. The decline is due to capitalized software development costs which were fully amortized in Q1 2004. This decline has been partially offset by increased depreciation expense arising from the purchase of fixed assets for the Company’s New York and Altamonte Springs offices.

Business Development Expense. Business development expense decreased 12% from $88,000 for Q2 2003 to $77,000 for Q2 2004. Small variances are expected from period to period.

Insurance Expense. Insurance expense increased 37% from $57,000 in Q2 2003 to $78,000 in Q2 2004. The increase was primarily due to increases in the cost of health insurance caused by higher staff levels and increased cost per employee. In addition, the Company acquired key man term life insurance on certain executives.

Other Operating Expenses. Other operating expenses declined 23% from $135,000 in Q2 2003 to $104,000 for Q2 2004. The decline was primarily due to a net change in various office expenses and a reduced loss on the disposition of fixed assets in YTD 2003.

Tax Expense. The Company recognized income tax expense of $696,000 for Q2 2004 compared with a tax credit of $44,000 for Q2 2003. The Company’s effective income tax rate for Q2 2004 was approximately 44%, which reflected higher state and city tax rates for the Company’s New York City operations.

Liquidity and Capital Resources

A substantial portion of the Company’s assets are liquid. The majority of the assets consist of financial instrument inventories, which fluctuate depending on the level of customer business. At March 31, 2004, approximately 94% of the Company’s assets consisted of cash, cash equivalents, receivables from brokers, dealers and clearing organization and marketable financial instruments. All assets are financed by the Company’s equity capital, convertible subordinated notes, short-term borrowings from financial instruments sold, not yet purchased and other payables.

The Company’s ability to receive distributions from INTL Trading, the Company’s broker-dealer subsidiary, is restricted by regulations of the SEC and the NASD. The Company’s right to receive distributions from its subsidiaries are also subject to the rights of the subsidiaries’ creditors, including customers of INTL Trading.

INTL Trading is subject to the net capital requirements of the SEC and the NASD relating to liquidity and net capital levels. At March 31, 2004, INTL Trading had regulatory net capital of $4,310,000, which was $3,800,000 in excess of its minimum net capital requirement on that date. INTL Trading’s net capital at March 31, 2004 included a $500,000 subordinated loan made by the Company to INTL Trading on January 31, 2003. This loan had an original scheduled maturity date of February 28, 2004, which has been extended to February 28, 2005, and an interest rate of 3%. INTL Trading is not obligated to repay the loan at scheduled maturity if repayment would cause INTL Trading to violate its net capital requirements. If this occurs, INTL Trading’s obligation to repay the loan is deferred until these requirements can be satisfied. This inter-company loan, and the related interest income and income expense, has been eliminated from the consolidated balance sheet and statements of operations of the Company as of March 31, 2004.

The Company’s assets and liabilities may vary significantly from period to period because of changes relating to customer needs and economic and market conditions and customer requirements. The Company’s total assets at March 31, 2004 and September 30, 2003, were $47,980,000 and $17,336,000, respectively. The Company’s operating activities generate or utilize cash resulting from net income or loss earned during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity and financial instruments inventory changes resulting from proprietary arbitrage trading strategies dictated by prevailing market conditions.

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

In March 2004 the Company completed a private placement of $12,000,000 of 7% convertible notes. The proceeds from the sale of the convertible notes will be utilized to support the expansion of the Company’s business. The Company will be obligated to make interest payments of $840,000 in cash to the holders of the convertible notes.

Cash Flows

The Company’s cash and cash equivalents increased from $7,066,000 at September 30, 2003 to $18,111,000 at March 31, 2004.

The major sources of cash were:

•	The Company’s receipt of a net $11,002,000 in cash as a result of the private placement of $12,000,000 in convertible subordinated notes.

•	The Company’s net income of $1,655,000 for the six months ended March 31, 2004.

•	The receipt of $271,000 from the exercise of stock options.

•	A $395,000 increase in the Company’s accounts payable, accrued compensation and benefits, accrued expenses and other liabilities.

•	A $348,000 increase in the Company’s income taxes payable.

•	Significant non-cash expenses included depreciation and amortization of $113,000, amortization of debt issuance costs of $15,000, amortization of stock option expense for consultant of $12,000 and deferred income taxes of $296,000.

•	A $181,000 decrease in the Company’s other receivables and pre-paid expenses.

The major uses of cash were:

•	A $2,274,000 net increase in the Company’s financial instruments position (financial instruments owned, foreign currency sold, not yet purchased and financial instruments owned, not yet purchased).

•	A $951,000 increase in the Company’s net receivables and payables from brokers, dealers and clearing organization. At March 31, 2004 and September 30, 2003 these organizations owed the Company $3,308,000 and $2,357,000, net, respectively.

Critical Accounting Policies

The Company’s Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. The Company’s significant accounting policies are described in the Summary of Significant Accounting Policies in the Consolidated Financial Statements set forth in the Company’s 10-KSB for the period ended September 30, 2003. The Company believes that of its significant accounting policies, those described below involve a high degree of judgment and complexity. These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the Consolidated Financial Statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the financial statements. Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

Valuation of Financial Instruments. Substantially all financial instruments are reflected in the financial statements at market value or amounts that approximate market value. These financial interests include: cash, cash equivalents, and financial instruments purchased under agreements to resell; deposits with clearing organizations; financial instruments owned; and financial instruments sold but not yet purchased. Unrealized gains and losses related to these financial instruments are reflected in net earnings. Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. In addition, even where the value of a financial instrument is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value.

Deferred Tax Asset and Liability. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company also establishes valuation allowances when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of March 31, 2004, based upon the projections for future taxable income, management believes it is more likely than not that the Company will realize the full benefits of these deductible differences and net operating loss carryforward.

Effects of Inflation

Because the Company’s assets are, to a large extent, liquid in nature, they are not significantly affected by inflation. Increases in the Company’s expenses, such as compensation and benefits, clearing and related expenses, occupancy and equipment rental, due to inflation, may not be readily recoverable from increasing the prices of services offered by the Company. In addition, to the extent that inflation results in rising interest rates or has other adverse effects on the financial markets and on the value of the financial instruments held in inventory, it may adversely affect the Company’s financial position and results of operations.

ITEM 3.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of March 31, 2004, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

PART II - OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES

a.	Convertible Subordinated Notes Issued

On March 12, 2004 the Company issued $12,000,000 in principal amount of 7% convertible subordinated notes (the “Notes”) due December 31, 2014. The Notes were issued to accredited investors in reliance upon Rule 506 of SEC Regulation D. The Notes were issued at par. The conversion features of the notes were approved by the shareholders on March 26, 2004. The Notes are convertible at the option of the holders at any time prior to the maturity date of December 31, 2014 into shares of the Company’s common stock at a conversion price of $5.75 per share. The Company may cause the outstanding principal balance of the Notes to be converted, in whole or in part, into shares of common stock at any time during 90 days following the occurrence of all of the following three events: (i) the closing price of the common stock exceeds $8.00 per share (proportionately adjusted to reflect adjustments to conversion price) for 20 consecutive days; (ii) the Company files a registration statement under the Securities Act to register the issuance of the common stock pursuant to the conversion of the Notes; and, (iii) such registration statement is declared effective by the SEC.

If all of the Notes were converted at the current conversion price of $5.75, the Company would be required to issue 2,086,956 common shares. The Notes are redeemable, in whole or in part at the option of the Company, at any time on or after December 31, 2009 at a redemption price in cash equal to 115% of the principal balance, plus accrued and unpaid interest to the date of redemption. The Notes are subordinated in right of payment to all of the Company’s existing and future senior indebtedness, which includes all indebtedness and other liabilities of the Company except indebtedness evidence by the Notes, indebtedness of the Company to any subsidiary and other indebtedness which is pari passu, or expressly subordinated or junior to the Notes. The Notes are also effectively subordinated to the existing and future indebtedness and other liabilities of the Company’s subsidiaries. The Notes bear interest at the rate of 7% per annum, payable semi-annually on June 30 and December 31 of each year.

In connection with this offering, the Company issued warrants to the placement agent. These warrants are convertible into 200,000 shares of common stock. The warrants are exercisable by the holder at any time prior to June 30, 2007. The Company may, at its option, require the holder to exercise all or any of the warrants in the event that all of the following conditions are fulfilled: (i) the closing price of the Common Stock exceeds $9.00 per share for a period of twenty (20) consecutive trading days, (ii) the Company files a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares of Common Stock issuable upon the exercise of the warrants, and (iii) such registration statement is declared effective by the Securities and Exchange Commission. The Company must exercise this option if at all, during the fifteen (15) day period commencing on the first date on which all of the conditions have been fulfilled, or during any subsequent fifteen (15) day period commencing on any subsequent date on which all of the conditions have been fulfilled. The Warrants will be exercisable at an exercise price equal to $6.00, subject to customary adjustment provisions. The conversion rights of the warrants were approved by the shareholders on March 26, 2004.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on Friday, March 26, 2004. The shareholders re-elected the following six persons to serve as directors: Diego J. Veitia, Sean M. O’Connor, Scott J. Branch, Edward R. Cofrancesco, Robert A. Miller and John Radziwill. The shareholders also ratified the appointment of KPMG LLP to audit the consolidated financial statements of the Company and its subsidiaries for the fiscal year ending September 30, 2004.

The shareholders also approved three additional items:

•	An amendment to the International Assets Holding Corporation 2003 Stock Option Plan to increase the total number of shares authorized for issuance under the plan from 750,000 shares to 1,000,000 shares.

•	The conversion provisions of the Company’s 7% convertible notes and related warrants, pursuant to which the Company may issue up to 2,286,956 shares of common stock upon the conversion or exercise of the notes and warrants, including the issuance of up to 330,435 of these shares to the Company’s executive officers and directors.

•	An amendment to the Company’s Certificate of Incorporation to increase the total number of shares of common stock which the Company is authorized to issue from 8,000,000 shares to 12,000,000 shares.

The number of shares voted with respect to each matter considered at the annual meeting were as follows:

Election of Directors	Votes For	Votes Withheld
Diego J. Veitia	3,914,971	59,277
Sean M. O’Connor	3,934,571	39,677
Scott J. Branch	3,934,571	39,677
Edward R. Cofrancesco, Jr.	3,926,571	47,677
Robert A. Miller	3,945,510	28,738
John Radziwill	3,969,548	4,700

	Votes For	Votes Against	Votes Abstain
Ratification of KPMG LLP as auditors	3,936,016	34,757	3,475

Approval of amendment to 2003 Stock Option Plan to increase total authorized shares from 750,000 shares to 1,000,000 shares	2,782,377	131,260	5,215

Approval of possible issuance of up to 2,286,956 shares of common stock upon conversion or exercise of certain convertible notes and warrants, including the issuance of up to 330,435 of these shares to the Company’s executive officers	2,821,265	92,537	5,050

Approval of amendment to Company’s Certificate of Incorporation to increase the Company’s authorized common stock from 8,000,000 to 12,000,000 shares	2,823,115	90,797	4,940

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

(3.1)	Certificate of Incorporation

(10.1)	Form of Warrant

(31.1)	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

(31.2)	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

(32.1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

On January 5, 2004, the Company filed a Current Report in Form 8-K to report on the Company’s proposed offering of convertible subordinated notes.

On March 4, 2004, the Company filed a Current Report in Form 8-K to report on the Company’s initial issuance of convertible subordinated notes.

On March 15, 2004, the Company filed a Current Report in Form 8-K to report on the Company’s completion of issuance of convertible subordinated notes.

On May 13, 2004, the Company filed a Current Report in Form 8-K to report on the Company’s formation of an asset management joint venture.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ASSETS HOLDING CORPORATION

Date 05/14/2004	/s/ SEAN M. O’CONNOR

Sean M. O’Connor
Chief Executive Officer

Date 05/14/2004	/s/ JONATHAN C. HINZ

Jonathan C. Hinz
Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Description

(3.1)	Certificate of Incorporation

(10.1)	Form of Warrant

(31.1)	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

(31.2)	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

(32.1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.