Form 10QSB
period 2004-06-30
INTERNATIONAL ASSETS HOLDING CORP
filed 2004-08-16
CIK 913760

U.S. Securities and Exchange Commission

Washington D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The issuer had 4,982,153 outstanding shares of common stock as of August 12, 2004.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2004	September 30, 2003

Assets
Cash	$8,312,427	$1,755,072
Cash and cash equivalents deposited with brokers, dealers and clearing organization	7,669,951	5,311,500
Receivable from brokers, dealers and clearing organization, net	1,254,514	2,356,431
Other receivables	92,629	427,510
Financial instruments owned, at market value	18,412,380	6,144,899
Income taxes receivable	57,357	—
Investment in asset management joint venture	453,582	—
Deferred income tax asset, net	144,517	329,457
Property and equipment, at cost:
Equipment, furniture and leasehold improvements	726,196	628,954
Less accumulated depreciation and amortization	(425,523)	(333,274)

Net property and equipment	300,673	295,680
Software development, net of accumulated amortization of $1,035,501 at June 30, 2004 and $979,958 at September 30, 2003	—	55,544
Deposit with clearing organization	500,000	500,000
Debt issuance costs, net of accumulated amortization of $58,179 at June 30, 2004	1,832,648	—
Prepaid expenses and other assets	217,613	159,510

Total assets	$39,248,291	$17,335,603

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$163,973	$130,156
Foreign currency sold, not yet purchased, at market value	1,152,712	308,031
Financial instruments sold, not yet purchased, at market value	11,537,126	6,195,149
Accrued compensation and benefits	1,576,552	1,177,848
Accrued expenses	167,549	182,452
Other liabilities	39,050	43,639
Convertible subordinated notes payable	12,000,000	—

Total liabilities	26,636,962	8,037,275

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 12,000,000 shares; issued and outstanding 4,807,637 shares at June 30, 2004 and 4,702,384 shares at September 30, 2003	48,076	47,024
Additional paid-in capital	13,006,126	11,783,124
Retained deficit	(442,873)	(2,531,820)

Total stockholders’ equity	12,611,329	9,298,328

Total liabilities and stockholders’ equity	$39,248,291	$17,335,603

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Nine Months Ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
Revenues:
Net dealer inventory and investment gains	$15,883,882	$6,025,702
Commissions, net	690,942	133,107
Interest income	130,746	25,290
Dividend income (expense), net	(334,651)	2,300
Equity in loss from asset management joint venture	(46,418)	—
Other	238	4,210

Total revenues	16,324,739	6,190,609
Interest expense	463,709	14,543

Net revenues	15,861,030	6,176,066

Non-interest expenses:
Compensation and benefits	$6,080,007	$2,421,877
Clearing and related expenses	4,505,727	1,728,783
Wholesale commission expense	5,800	—
Occupancy and equipment rental	348,880	320,659
Professional fees	287,738	340,726
Depreciation and amortization	147,792	271,207
Business development	273,102	214,598
Insurance	222,606	162,841
Other	317,863	304,130

Total non-interest expenses	12,189,515	5,764,821

Income before income tax expense	3,671,515	411,245

Income tax expense	1,582,568	169,258

Net income	$2,088,947	$241,987

Earnings per share:
Basic	$0.44	$0.07

Diluted	$0.37	$0.07

Weighted average number of common shares outstanding:
Basic	4,759,287	3,375,557

Diluted	5,672,977	3,525,142

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months Ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
Revenues:
Net dealer inventory and investment gains	$4,675,548	2,394,437
Commissions, net	189,397	132,364
Interest income	66,975	12,532
Dividend income (expense), net	(253,900)	7,389
Equity in loss from asset management joint venture	(46,418)	—
Other	(4,423)	6

Total revenues	4,627,179	2,546,728
Interest expense	305,587	13,711

Net revenues	4,321,592	2,533,017

Non-interest expenses:
Compensation and benefits	1,801,560	965,769
Clearing and related expenses	1,106,087	858,762
Wholesale commission expense	1,000	—
Occupancy and equipment rental	113,376	128,382
Professional fees	123,660	85,993
Depreciation and amortization	34,620	90,815
Business development	115,789	44,305
Insurance	73,642	62,749
Other expenses	134,840	105,582

Total non-interest expenses	3,504,574	2,342,357

Income before income tax expense	817,018	190,660

Income tax expense	382,866	75,392

Net income	$434,152	115,268

Earnings per share:
Basic	$0.09	$0.03

Diluted	$0.07	$0.02

Weighted average number of common shares outstanding:
Basic	4,801,665	4,598,985

Diluted	6,207,691	4,790,781

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$2,088,947	241,987
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	147,793	271,207
Amortization of debt issuance costs	58,179	—
Deferred income taxes	184,940	169,258
Equity in loss from asset management joint venture	46,418	—
Amortization of stock option expense for consultant	30,742	12,812
Loss on disposals of property and equipment	—	10,851
Cash provided by (used in) changes in:
Receivable from or payable to brokers, dealers and clearing organization, net	1,101,917	(892,016)
Other receivables	334,881	163,072
Financial instruments owned, at market value	(12,267,481)	(2,631,384)
Income taxes receivable	(57,357)	—
Deposit with clearing organization	—	(500,000)
Prepaid expenses and other assets	(58,103)	(88,849)
Foreign currency sold, not yet purchased, at market value	844,681	352,857
Financial instruments sold, not yet purchased, at market value	5,341,977	1,046,714
Accounts payable	33,817	(36,763)
Accrued compensation and benefits	398,704	133,201
Accrued expenses	(14,903)	81,555
Other liabilities	(4,589)	45,450

Net cash used in operating activities	(1,789,437)	(1,620,048)

Cash flows from investing activities:
Proceeds from sale of property	—	4,750
Investment in asset management joint venture	(500,000)	—
Principal collections of loans to officers	—	21,468
Purchase of property, equipment and software development	(97,242)	(276,054)

Net cash used in investing activities	(597,242)	(249,836)

Cash flows from financing activities:
Issuance of convertible subordinated notes payable, net of debt issuance costs settled in cash of $997,706	11,002,295	—
Sale of preferred stock, net of costs of acquisition	—	3,510,571
Exercise of stock options	300,190	—
Acquisition of common shares related to terminated 401k and RSP participants	—	(8,200)

Net cash provided by financing activities	11,302,485	3,502,371

Net increase in cash and cash equivalents	8,915,806	1,632,487
Cash and cash equivalents at beginning of period	7,066,572	4,483,603

Cash and cash equivalents at end of period	$15,982,378	6,116,090

Supplemental disclosure of cash flow information:
Cash paid for interest	$395,480	14,543

Income taxes paid	$1,458,715	—

Supplemental disclosure of noncash financing activities:
Issuance of warrants for placement agent services	$893,121	$—

Conversion of preferred stock to common stock	$—	$21,875

Issuance of common stock for finders fee services	$—	$75,000

Retirement of 8,208 common shares held in treasury	$—	$8,200

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2004

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

Current Subsidiaries and Operations

As used in this Form 10-QSB, the term “Company” refers, unless the context requires otherwise, to International Assets Holding Corporation and its three wholly owned subsidiaries — INTL Trading, Inc. (“INTL Trading”), INTL Assets, Inc. (“INTL Assets”) (known as International Asset Management Corp. prior to a name change on January 17, 2003) and IAHC (Bermuda) Ltd. (“IAHC Bermuda”) (known as OffshoreTrader.com Ltd. prior to a name change on February 7, 2003) and its 50.1% interest in INTL Consilium, LLC (“INTL Consilium”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company operates as a wholesale international financial firm in four business segments – international equities market-making, international debt capital markets; commodities/foreign exchange trading and asset management. The Company acts as a market maker for equity securities, including American Depository Receipts (“ADRs”), issued by non-U.S. issuers, and trades and invests in debt securities issued by non-U.S. issuers. These activities are primarily conducted through INTL Trading. During the quarter ended March 31, 2003, the Company also began to conduct fixed income trading and investing activities through IAHC Bermuda. During the quarter ended September 30, 2003, the Company began to conduct precious metals and foreign currency trading and investing activities through International Assets Holding Corporation.

On May 11, 2004 the Company signed a joint venture agreement with Consilium Investment Capital, Inc. (“CIC”) of Fort Lauderdale, Florida and formed INTL Consilium, LLC. INTL Consilium, LLC is an investment management firm which primarily provides investment advice on emerging market securities.

On July 9, 2004, the Company acquired the foreign exchange business of Global Currencies Limited (“Global”) through the purchase of two wholly owned subsidiaries of Global—INTL Global Currencies Limited and INTL Holdings (U.K.) Limited. Additional information regarding this transaction is contained in footnote 18.

(2)	Stock-Based Employee Compensation

In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards calculated on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 which provides that entities must record compensation expense on the date of grant only if the current market price of the underlying stock exceeds the exercise price and that entities must provide pro forma disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

If the Company had determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income and earnings per share would be reflected in the pro forma amounts indicated below:

For the nine months ended June 30,		2004		2003
Net income	As reported Pro forma	$ $	2,088,947 1,658,020	241,987 132,300

Basic earnings per share	As reported Pro forma	$ $	0.44 0.35	0.07 0.04

Diluted earnings per share	As reported Pro forma	$ $	0.37 0.29	0.07 0.04

For the three months ended June 30,		2004		2003
Net income	As reported Pro forma	$ $	434,152 292,500	115,268 2,995

Basic earnings per share	As reported Pro forma	$ $	0.09 0.06	0.03 —

Diluted earnings per share	As reported Pro forma	$ $	0.07 0.05	0.02 —

Pro forma net income reflects only options granted from 1996 to 2004. Therefore, the full impact of calculating compensation expense for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation expense is reflected over the options’ expected life ranging from immediate vesting to 8.5 years and compensation expense for options granted prior to October 1, 1995 is not considered.

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

On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 applies to those loan commitments that are accounted for as derivatives in accordance with paragraph three of SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and contains specific guidance on measuring those loan commitments at fair value. Additionally, it requires registrants to disclose their accounting policies related to loan commitments accounted for as derivatives, including the methods and assumptions used to estimate the fair value of the commitments, as well as any associated hedging strategies. SAB 105 is effective for new loan commitments entered into subsequent to March 31, 2004. The Company adopted SAB 105 with no material impact on its consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(4)	Commission Revenue and Wholesale Commission Expense

Commission revenues of $690,942 and $133,107 were reported for the nine months ended June 30, 2004 and 2003, respectively and $189,397 and $132,364 for three months ended June 30, 2004 and 2003, respectively. These revenues were related to introducing broker fees that the Company received in connection with its wholesale debt trading activities.

For the nine months ended June 30,	2004	2003
Wholesale commission revenue	$1,270,674	255,495
Amounts paid to wholesale third party	(579,732)	(122,388)

Net wholesale commission revenue	690,942	133,107

For the three months ended June 30,	2004	2003
Wholesale commission revenue	$328,101	254,752
Amounts paid to wholesale third party	(138,704)	(122,388)

Net wholesale commission revenue	189,397	132,364

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

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

Conversion of all of the Notes at $5.75 would result in the issuance of approximately 2,086,956 common shares. The Notes are redeemable, in whole or in part at the option of the Company, at any time on or after December 31, 2009 at a redemption price in cash equal to 115% of the principal balance, plus accrued and unpaid interest to the date of redemption. The Notes are subordinated in right of payment to all of the Company’s existing and future senior indebtedness, which includes all indebtedness and other liabilities of the Company except indebtedness evidenced by the Notes, indebtedness of the Company to any subsidiary and other indebtedness which is pari passu, or expressly subordinated or junior to the Notes. The Notes are also effectively subordinated to the existing and future indebtedness and other liabilities of the Company’s subsidiaries. The Notes bear interest at the rate of 7% per annum, payable semi-annually on June 30 and December 31 of each year.

Debt issuance costs of $1,890,828 were incurred in connection with the issuance of the Notes. Included in this total is $997,706 of costs settled in cash for commissions, placement agent fees, professional fees and state fees. Also included in this total is $893,121 for the black-scholes valuation ($6.00 strike price, 3 year life, risk free rate 2.27%) for the 200,000 warrants issued to the placement agent for placement agent services. The total debt issuance costs will be amortized over the life of the Notes (through December 31, 2014) and charged to interest expense.

(7)	Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

(8)	Investment in Asset Management Joint Venture

On May 11, 2004 the Company signed a joint venture agreement with Consilium Investment Capital, Inc. (“CIC”) of Fort Lauderdale, Florida and formed INTL Consilium, LLC. INTL Consilium, LLC is an investment management firm which primarily provides investment advice with respect to emerging market securities. In June 2004 the Company made a capital contribution of $500,000 and CIC contributed $100,000 to INTL Consilium, LLC. The Company’s total capital contribution was allocated as $100,401 share capital and $399,599 excess capital. The excess capital contribution was made by the Company in recognition of the asset management skills and relationships contributed by CIC. The excess capital contribution has a liquidation preference duration of three years. The Company will share in 50.1% of the profits and losses of INTL Consilium, LLC. The Company and CIC will each hold two seats on the board of directors of INTL Consilium, LLC. Two principals of CIC actively manage this business. The Company has assessed the joint venture under the consolidation criteria under FASB interpretation No. 46R and concluded INTL Consilium, LLC is not a variable interest entity. Accordingly, the Company assessed the consolidation criteria established by EITF 96-16 by reviewing the voting rights of each investee of INTL Consilium, LLC and due to certain specified operating matters that require board approval concluded to use the equity method of accounting for its investment in INTL Consilium, LLC.

For the nine months and three months ended June 30, 2004 the Company has recorded a loss of $46,418 for its 50.1 percent allocation of the equity in joint venture loss for the period.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

INTL Consilium, LLC

Condensed Statement of Operations

For the period from inception May 11, 2004 through June 30, 2004
Revenues:	$—
Non-interest expenses:
Compensation and benefits	35,379
Professional fees	13,841
Occupancy and equipment rental	6,694
Business development	12,768
Insurance	5,277
Other	18,691

Total non-interest expenses	92,650

Net loss	$(92,650)

INTL Consilium, LLC

Condensed Balance Sheet

June 30, 2004
Assets
Cash	508,401
Net property and equipment	7,550
Other assets	2,455

Total assets	518,406

Liabilities and Stockholders’ Equity
Liabilities:	11,056

Stockholders’ Equity
Common stock	200,401
Excess capital contribution	399,599
Retained deficit	(92,650)

Total liabilities and stockholders’ equity	518,406

(9)	Basic and Diluted Earnings Per Share

Basic earnings per share for the nine months and three months ended June 30, 2004 and 2003 have been computed by dividing net income by the weighted average number of common shares outstanding.

Common stock equivalents (including options, warrants and convertible subordinated notes) were excluded from the calculation of diluted earnings per share when the exercise prices of the common stock equivalents exceeded the average market price of the common stock (anti-dilutive). The number of shares which were excluded for the nine months and the three ended June 30, 2004 were 162,300 and 13,750, respectively. The number of shares which were excluded for the nine months and the three ended June 30, 2003 were 925,662 and 879,284, respectively.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

For the nine months ended June 30,	2004	2003
Diluted earnings per share
Numerator:
Net income	$2,088,947	241,987
Denominator:
Weighted average number of common shares and dilutive potential common shares outstanding	5,672,977	3,525,142
Diluted earnings per share	$0.37	0.07

For the three months ended June 30,	2004	2003
Diluted earnings per share
Numerator:
Net income	$434,152	115,268
Denominator:
Weighted average number of common shares and dilutive potential common shares outstanding	6,207,691	4,790,781
Diluted earnings per share	$0.07	0.02

(10)	Interest Income and Interest Expense

For the nine months ended June 30,	2004	2003
Interest income and interest expense
Interest income	$130,746	25,260

Interest expense
Short trading position balances and other	129,954	14,543
Convertible subordinated notes payable	275,576	—
Amortization of debt issuance costs	58,179	—

Total interest expense	463,709	14,543

For the three months ended June 30,	2004	2003
Interest income and interest expense
Interest income	$66,975	12,532
Interest Expense
Short trading position balances and other	49,620	13,711
Convertible subordinated notes payable	212,333	—
Amortization of debt issuance costs	43,634	—

Total interest expense	305,587	13,711

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(11)	Dividend Income and Expense

For the nine months ended June 30,	2004	2003
Dividend income (expense), net is comprised of the following:
Dividend income	$181,027	76,325
Dividend expense	(515,678)	(74,025)

Dividend income (expense), net	(334,651)	2,300

For the three months ended June 30,	2004	2003
Dividend income (expense), net is comprised of the following:
Dividend income	$121,194	45,729
Dividend expense	(375,094)	(38,340)

Dividend income (expense), net	(253,900)	7,389

(12)	Receivable From and Payable to Brokers, Dealers and Clearing Organization, net

Amounts receivable from brokers, dealers and clearing organizations, net at June 30, 2004 and September 30, 2003 of $1,254,514 and $2,356,431, respectively, consist of the following:

	June 30, 2004
	Receivable	Payable
Open transactions, net	$1,277,552	—
Clearing fees and related charges payable	—	23,038

	$1,277,552	23,038

	September 30, 2003
	Receivable	Payable
Open transactions, net	$2,376,168	—
Clearing fees and related charges payable	—	19,737

	$2,376,168	19,737

As these amounts are short-term in nature, the carrying amount is a reasonable estimate of fair value.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(13)	Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased, at Market Value

Financial instruments owned and financial instruments sold, not yet purchased, at June 30, 2004 and September 30, 2003 consisted of trading and investment financial instruments at market values as follows:

		Sold, not yet purchased
	Owned
June 30, 2004:
Common stock and American Depository Receipts	$1,497,048	2,318,275
Foreign ordinary stock, paired with its respective American Depository Receipts	7,473,358	7,497,067
Corporate and municipal bonds	3,894,332	686,733
Negotiable debt instruments	3,412,802	—
Options and futures	834,303	816,844
Commodities	11,291	—
Foreign government obligations	1,234,850	218,207
Other investments	54,396	—

	$18,412,380	11,537,126

		Sold, not yet purchased
	Owned
September 30, 2003:
Common stock and American Depository Receipts	$1,395,065	2,223,180
Foreign ordinary stock, paired with its respective American Depository Receipts	2,615,667	2,687,873
Corporate and municipal bonds	1,594,522	813,975
Options and futures	400,342	183,603
Commodities	22,594	—
Foreign government obligations	57,128	276,266
Other investments	59,581	10,252

	$6,144,899	6,195,149

(14)	Leases

The Company leases approximately 5,100 square feet of office space at 220 E. Central Parkway in Altamonte Springs, Florida. This lease commenced on February 1, 2002 and expires on July 31, 2009. The Company leases approximately 5,300 square feet of office space at 708 Third Avenue in New York, New York. This lease commenced on December 13, 2002, and expires on September 30, 2009. The Company leased approximately 310 square feet of office space at 1111 Brickell Avenue in Miami, Florida. This lease commenced on December 18, 2002, and expired on January 31, 2004.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

The Company is obligated under various noncancelable operating leases for the rental of office facilities, service obligations and certain office equipment. The expense associated with operating leases amounted to $451,394 and $336,669 for the nine months ended June 30, 2004 and 2003, respectively.

Future minimum lease payments under noncancelable operating leases are as follows:

Fiscal Year (12 month period) Ending September 30,
2004	$617,500
2005	533,100
2006	315,100
2007	314,200
2008	325,000
Thereafter	303,800

Total future minimum lease payments	$2,408,700

(15)	Stock Options and Warrants

Stock Options

During the nine months ended June 30, 2004, the Company granted incentive stock options covering 189,300 shares of common stock. During nine months ended June 30, 2004, incentive stock options covering 115,350 shares of common stock expired unexercised. During the nine months ended June 30, 2004, the Company granted nonqualified stock options covering 40,700 shares of common stock to consultants and directors. During this same period, nonqualified stock options covering 27,700 shares of common stock expired unexercised. As of June 30, 2004, the Company had outstanding total options covering 1,309,857 shares of common stock. On March 26, 2004, the shareholders approved an amendment to the 2003 International Assets Holding Corporation Stock Option Plan to increase the total number of shares authorized for issuance under the plan from 750,000 shares to 1,000,000 shares. As of June 30, 2004 the Company has 364,650 shares available for issuance under this plan. During the nine months ended June 30, 2004, incentive stock options covering 30,450 shares were exercised and nonqualified stock options covering 28,000 shares were exercised.

Incentive Stock Options (Granted during the nine months ended June 30, 2004)

Options Granted	Grant Date	Exercise Price Per Share	Expiration Date	Exercisable
46,100	11/01/03	$4.50	12/01/03	(a)
33,500	11/14/03	$4.75	11/14/07	(b)
45,400	02/01/04	$6.68	03/01/04	(c)
10,000	04/16/04	$7.50	04/16/08	(f)
54,300	05/01/04	$6.50	06/01/04	(g)
189,300

Nonqualified Stock Options (Granted during the nine months ended June 30, 2004)

Options Granted	Grant Date	Exercise Price Per Share	Expiration Date	Exercisable
8,200	11/01/03	$4.50	12/01/03	(d)
3,500	02/01/04	$6.68	03/01/04	(e)
3,000	05/01/04	$6.50	06/01/04	(h)
16,000	05/07/04	$6.65	05/31/04	(i)
10,000	05/11/04	$6.51	05/11/08	(f)
40,700

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(a)	100% exercisable on 11/3/2003. 28,450 options were exercised before the expiration date of 12/1/2003 and 17,650 expired unexercised on 12/1/2003.
(b)	Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three.
(c)	100% exercisable on 02/01/2004. 45,400 expired unexercised on 03/01/04.
(d)	100% exercisable on 11/3/2003. 3,000 options were exercised before the expiration date of 12/1/2003 and 5,200 expired unexercised on 12/1/2003.
(e)	100% exercisable on 02/01/2004. 3,500 expired unexercised on 03/01/04.
(f)	Exercisable at 33% after year one, 33% after year two and 34% after year three.
(g)	100% exercisable on 05/01/2004. 2,000 options were exercised before the expiration date of 06/1/2004 and 52,300 expired unexercised on 06/1/2004.
(h)	100% exercisable on 05/01/2004. 3,000 expired unexercised on 06/01/04.
(i)	100% exercisable on 05/07/2004. 16,000 expired unexercised on 05/31/04.

The Company did not recognize any compensation expense in connection with the grant of incentive stock options covering 189,300 shares and nonqualified stock options covering 21,700 shares during the nine months ended June 30, 2004, because the exercise price on the date of grant for each option was equal to or greater than the fair market value of the common stock on the date of grant. During this same nine month period, the Company recognized $18,562 of non-cash expense related to a grant of 50,000 nonqualified stock options made on August 4, 2003 to a consultant in accordance with SFAS No. 123, as amended by SFAS No. 148, and Emerging Issues Task Force No. 96-18. The expense of $18,562 was determined by utilizing an amortization period equal to the vesting period for the options and calculating the option’s value based on the Black-Scholes option-pricing model. During the nine month period ended June 30, 2004, the Company recognized an additional $12,180 of non-cash expense related to a grant of nonqualified stock options covering 19,000 shares made during the quarter ended June 30, 2004 to consultants in accordance with SFAS No. 123. The expense of $12,180 was determined by calculating the option’s value based on the Black-Scholes option-pricing model.

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

Warrants (Granted during the nine months ended June 30, 2004)

Granted	Grant Date	Exercise Price Per Share	Date	Expiration/ Exercisable
142,083	03/02/04	$6.00	06/30/07	(a)
57,917	03/12/04	$6.00	06/30/07	(a)
200,000

(a)	100% exercisable on date of grant.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(16)	Commitments and Contingent Liabilities

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

(17)	Segment Analysis

During the year ended September 30, 2003, the Company expanded from one operating segment into three operating segments. During May 2004, the Company expanded into the asset management segment through its 50.1% investment in INTL Consilium, LLC. Until threshold limits for assets and profitability are achieved, the Company’s asset management activities will not be separately reported. As a result, the Company’s reportable segments are international equity market-making, international debt capital markets, commodities and foreign exchange trading and all other.

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

Other:

All other transactions that do not relate to the operating segments above are classified as other. As of June 30, 2004, certain cash accounts and balances were maintained to support administrative as well as all of the operating segments. These multi-segment assets were allocated to other. Included in the revenue reported for other is net interest income and interest expense.

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

For the nine months ended June 30,	2004	2003
Revenues:
International Equity Market Making	$13,275,000	5,440,000
International Debt Capital Markets	1,964,000	699,000
Commodities and Foreign Exchange Trading	1,001,000	—
Interest Income and Other	85,000	52,000

Total	$16,325,000	6,191,000

Net contribution:
(Revenue less clearing and related and variable trader bonus compensation):
International Equity Market Making	$7,023,000	3,130,000
International Debt Capital Markets	1,431,000	447,000
Commodities and Foreign Exchange Trading	812,000	—

Total	$9,266,000	3,577,000

Reconciliation of net contribution to income before income taxes:
Net contribution allocated to segments	$9,266,000	3,577,000
Costs not allocated to operating segments	5,594,000	3,166,000

Income before income taxes	$3,672,000	411,000

For the three months ended June 30,	2004	2003
Revenues:
International Equity Market Making	$3,571,000	2,001,000
International Debt Capital Markets	459,000	519,000
Commodities and Foreign Exchange Trading	580,000	—
Interest Income and Other	17,000	27,000

Total	$4,627,000	2,547,000

Net contribution:
(Revenue less clearing and related and variable trader bonus compensation):
International Equity Market Making	$1,979,000	966,000
International Debt Capital Markets	325,000	342,000
Commodities and Foreign Exchange Trading	504,000	—

Total	$2,808,000	1,308,000

Reconciliation of net contribution to income (loss) before income taxes:
Net contribution allocated to segments	$2,808,000	1,308,000
Costs not allocated to operating segments	1,991,000	1,117,000

Income (loss) before income taxes	$817,000	191,000

	June 30, 2004	June 30, 2003

Total assets:
International Equity Market Making	$14,511,000	10,784,000
International Debt Capital Markets	12,163,000	4,165,000
Commodities and Foreign Exchange Trading	3,046,000	—
Other	9,528,000	1,111,000

Total	$39,248,000	16,060,000

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(18)	Subsequent Events

On July 1, 2004, INTL Trading Inc. invested $3,000,000 in a hedge fund managed by INTL Consilium, LLC (a 50.1% owned joint venture). The fund primarily invests in emerging market debt securities.

On July 9, 2004, the Company completed the acquisition of the foreign exchange business (the “FX Business”) of Global Currencies Limited (“Global”), pursuant to the terms of the Acquisition Agreement dated as of June 25, 2004 by and among the Company, Global, and the shareholders of Global Currencies (Holdings) Limited. The acquisition was structured as follows:

On or about June 23, 2004, Global formed two new U.K. companies – Global Currencies (Holdings) Limited (“GCH”) and Global Currencies (FX) Limited (“GCFX”). GCH was formed as a wholly-owned, direct subsidiary of Global, and GCFX was formed as a wholly-owned, direct subsidiary of GCH. On or about June 23, 2004, Global contributed certain assets related to the FX Business to GCFX, including all pending contracts related to the FX Business. Global thereafter operated the FX Business through GCFX. On or about June 23, 2004, Global distributed all of the shares of GCH to its existing shareholders (the “Sellers”). On July 9, 2004, the Company purchased all of the shares of GCH from the Sellers. At the closing, the Company paid the Sellers $1.0 million in cash and issued them 150,000 shares of the Company’s common stock. These shares had a value of approximately $1,472,000 (based on the Company’s closing share price of $9.81 per share on July 9, 2004). At the closing, the Company also paid the Sellers approximately $3.5 million, which amount represented the net amount of cash and liquid assets held by GCH and GCFX as of July 8, 2004. The Company is obligated to make certain earn-out payments to the Sellers. In particular, the Company is obligated to pay the Sellers an amount equal to 20% of the gross foreign exchange trading profits generated by the Company during the 30 months ending on December 31, 2006 (up to a maximum of $4.0 million). Additionally, the Company is obligated to pay the Sellers 10% of the gross foreign exchange trading profits in excess of $10.0 million per year for the 12 months ended June 30, 2005 and June 30, 2006, and 10% of such profits in excess of $5.0 million for the 6 months ended December 31, 2006. The Company funded the acquisition from its existing working capital.

On July 13, 2004 Global Currencies (Holdings) Limited (“GCH”) changed its name to INTL Holdings (U.K.) Limited (“IHL”) and Global Currencies (FX) Limited (“GCFX”) changed its name to INTL Global Currencies Limited (“IGC”).

On August 10, 2004 the Company announced that it intends to convert the Company’s outstanding 7% Convertible Subordinated Notes (“the Notes”) into shares of the Company’s common stock on August 13, 2004 (“conversion date”). The Company has fulfilled the necessary conditions set forth in the Notes allowing for such conversion, including the registration of the shares under the Securities Act of 1993. As a result of the conversion, the Company will issue 2,086,923 shares of common stock to the holders of the Notes, in exchange for the cancellation of $12,000,000 in outstanding debt.

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the Company’s control, including adverse changes in economic, political and market conditions, losses from the Company’s market-making and trading activities arising from counter-party failures and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of federal and state securities laws and the impact of changes in technology in the securities and commodities brokerage industries. Although the Company believes that its forward-looking statements are based upon reasonable assumptions regarding its business and future market conditions, there can be no assurances that the Company’s actual results will not differ materially from any results expressed or implied by the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any forward-looking statements are not guarantees of future performance.

The Company’s principal activities include market-making and trading in international financial instruments and commodities and asset management. The markets in which the Company operates are highly competitive and volatile. The Company has little or no control over many of the factors which affect its operations. As a result, the Company’s earnings are subject to potentially wide fluctuations. The Company seeks to counteract many of these influences by focusing on niche, uncorrelated markets and, when possible, linking the Company’s expenses to revenues.

Since September 30, 2002, the Company’s activities have changed significantly due to the following developments.

•	In the first quarter of the 2003 fiscal year, the Company appointed new management and raised additional capital.

•	In the second quarter of the 2003 fiscal year, the Company began trading and related activities in international debt capital markets.

•	In the fourth quarter of the 2003 fiscal year, the Company began trading precious metals and foreign exchange.

•	In the second quarter of the 2004 fiscal year, the Company raised $12,000,000 from the issuance of the Company’s 7% convertible subordinated notes. The proceeds have been utilized to continue to expand the Company’s trading businesses.

•	In the third quarter of the 2004 fiscal year, the Company and an unrelated third party formed INTL Consilium, LLC, an asset management joint venture. The Company received a 50.1% interest in exchange for a $500,000 capital contribution.

•	In the fourth quarter of 2004, the Company acquired a specialist foreign exchange trading business based in London.

The Company believes that it continues to make significant progress in its effort to build a diversified financial services firm focusing on niche markets. During the last two years, the Company has successfully acquired or established businesses in key product areas and geographic locations. The Company’s activities are currently divided into international equities market-making, international debt capital markets, commodities/foreign exchange trading and asset management. Although most of the Company’s revenues over the past two fiscal years were generated by international equity market-making, growth in other areas is producing an increasingly balanced and diversified revenue stream. As a result, the Company believes that it is now less vulnerable to cycles in individual product areas. For example, the impact of the relative weakness in international securities markets, particularly emerging market debt, that prevailed during the third fiscal quarter of 2004 was mitigated by higher revenues and earnings from the Company’s commodities/foreign exchange trading. The Company believes that its strategy of linking expenses to revenues will also help to lessen the negative impact of adverse market conditions which occur periodically in international securities and finance markets.

The Company is currently focused on increasing revenue and market share for each of its established business activities. The Company anticipates relatively greater growth in international debt trading, commodity/foreign exchange trading and asset management given the early stage of their development.

Recent Developments

In July 2004, INTL Consilium, the Company’s 50.1% owned joint venture began to provide asset management services to an affiliated hedge fund with $53 million in assets.

In July 2004, the Company acquired a specialist foreign exchange trading business operated by Global Currencies Limited. In consideration for the purchase of this business, the Company paid the sellers approximately $1.0 million in cash and issued them 150,000 shares of the Company’s common stock. The Company also paid the sellers approximately $3,545,000, which represented the amount of cash and other liquid assets in the business at the time of the transaction. The sellers agreed not to resell one-half of the Company’s shares for a period of 12 months after the closing and not to resell the remaining one-half for a period of 24 months after the closing. The purchase consideration also included contingent future payments equal to 20% of gross foreign exchange trading revenues generated by the Company through the end of 2006 (subject to certain minimum and maximum payments).

In August 2004, the Company announced that the Company’s 7% Convertible Subordinated Notes due 2014 would be converted into shares of common stock on or about August 13, 2004, because the conditions to such conversion had been fulfilled. As a result, the Company expects to issue 2,086,923 shares of common stock to the holders of these notes in exchange for the cancellation of the outstanding principal balance of these notes. The Company will pay all interest accrued through the date of conversion. The Company has registered the resale of the shares under the Securities Act of 1933.

Results of Operations:

Set forth below is the Company’s discussion of its results of operations for the nine months and three months ended June 30, 2004 and 2003. During the three months ended June 30, 2004, the Company encountered relatively difficult market conditions in the international equity and debt markets in which the Company trades. These adverse conditions were evidenced by lower trading volumes and lower spreads for the securities traded in these markets. As a result of these conditions, the Company’s total revenues for the third quarter of 2004 decreased 27%, from $6,369,000 in the second quarter of 2004 to $4,627,000 in the third quarter of 2004. Most of this decline was due to a decrease in revenues from international equity market making which declined from $5,305,000 in the second quarter to $3,571,000 in the third quarter. These declines were partially offset by improved revenues from commodities and foreign exchange trading. As a result of the overall drop in revenues, the Company’s net income decreased from $882,000 during the second quarter of 2004 to $434,000 during the third quarter of 2004. The Company believes that the difficult conditions which occurred in the third quarter of 2004 reflect the cyclical nature of international debt and equity markets generally, and are not necessarily indicative of any long term market trends.

Nine Months Ended June 30, 2004 (“YTD 2004”) Compared to Nine Months Ended June 30, 2003 (“YTD 2003”)

The following table reflects the principal components of the Company’s revenues as a percentage of total revenue for YTD 2004 and YTD 2003.

	Percentage of Total Revenues	Percentage of Total Revenues	Percentage Change from YTD 2003 to YTD 2004
	YTD 2004	YTD 2003
Trading revenues (Net dealer inventory and investment gains)	97.3%	97.3%	163.6%
Commissions, net	4.2%	2.2%	419.1%
Interest income	Less than 1%	Less than 1%	417%
Dividend income (expense), net	-2.0%	Less than 1%	Not Meaningful
Asset Management Joint Venture income (expense)	Less than -1%	0%	Not Meaningful
Other	Less than 1%	Less than 1%	-94.3%

Total revenues	100%	100%	163.7%

The following table reflects the sources of the Company’s revenues as a percentage of the Company’s total revenue for YTD 2004 and YTD 2003.

	Percentage of Total Revenues	Percentage of Total Revenues	Percentage Change from YTD 2003 to YTD 2004
	YTD 2004	YTD 2003
Equity market making	81%	88%	144%
Debt capital markets	12%	11%	181%
Commodities/ foreign exchange trading	6%	0%	Not meaningful
Other	Less than 1%	Less than 1%	Not meaningful

Total Revenue	100%	100%	164%

The following table reflects the principal components of the Company’s non-interest expenses as a percentage of the Company’s total non-interest expenses in YTD 2004 and YTD 2003.

	Percentage of Total Non-Interest Expenses	Percentage of Total Non-Interest Expenses	Percentage Change from YTD 2003 to YTD 2004
	YTD 2004	YTD 2003
Compensation and benefits	49.9%	42.0%	151.0%
Clearing and related expenses	37.0%	30.0%	160.6%
Wholesale commission expense	Less than 1%	0%	Not meaningful
Occupancy and equipment rental	2.9%	5.6%	8.8%
Professional fees	2.4%	5.9%	-15.6%
Depreciation and amortization	1.2%	4.7%	-45.5%
Business Development	2.2%	3.7%	27.3%
Insurance	1.8%	2.8%	36.7%
Other expenses	2.6%	5.3%	4.5%

Total non-interest expenses	100%	100%	111.4%

Net Income. The Company reported net income of $2,089,000 for the nine months to June 30, 2004 (YTD 2004), which equates to $0.44 per basic share and $0.37 per diluted share. This compares to net income of $242,000, or $0.07 per basic share and $0.07 per diluted share, for the nine months ended June 30, 2003 (YTD 2003).

Total Revenues. The Company’s total revenues increased 164% to $16,325,000 for YTD 2004 compared to $6,191,000 for YTD 2003. Equity market-making revenues grew from $5,440,000 for YTD 2003 to $13,275,000 for YTD 2004. The growth in equity market-making revenue was due to improved equity market conditions worldwide, increased marketing of the Company’s market-making capabilities to institutional and other clients and improved management of the Company’s equity market-making personnel. Equity market-making revenue decreased from 88% of total revenues for YTD 2003 to 81% of total revenue for YTD 2004, due to additional revenue from new activities. The Company began international debt capital markets in the second quarter of fiscal 2003. International debt capital markets revenues grew from $699,000 for YTD 2003 to $1,946,000 for YTD 2004. The Company’s revenues from these activities were supported by the positive market conditions for international debt securities which prevailed during part of the period and a steadily increasing number of wholesale customer relationships. The Company began trading in foreign exchange and precious metals in the fourth quarter of fiscal 2003. These activities generated revenues of $1,001,000 (6% of total revenue) for YTD 2004. The increasing revenue from commodities/foreign exchange trading was attributable to the growing number of wholesale customer relationships.

Trading Revenues (Net Dealer Inventory and Investment Gains). The Company had trading income of $15,884,000 for YTD 2004, compared to $6,026,000 for YTD 2003. The increase in trading revenues reflected improved market conditions during part of the period, the continued growth and development of new wholesale equity client relationships and the continued expansion into international debt capital markets and commodities/foreign exchange trading.

Total trading revenue includes the trading profits earned by the Company before the related expense deduction for American Depositary Receipt conversion fees. These ADR fees are included in the statement of operations as clearing and related expenses.

Commission Revenues. The Company generated commission revenues of $691,000 for YTD 2004, compared to $133,000 in YTD 2003. This increase in commissions was from brokerage of securities at the wholesale level within the debt capital markets segment.

Interest Income The Company’s interest income for YTD 2004 was $131,000 compared to $25,000 for YTD 2003. The increase was due to higher average cash balances over the nine month period resulting from the proceeds of the private placement and an increase in financial instruments sold, not purchased due to increased ADR conversion activities. Offsetting the increased interest income was interest expense charge arising from the increased financial instruments sold, not purchased held with the Company’s clearing firm.

Dividend Income (Expense). The Company’s dividend income (expense), net in YTD 2004 was ($335,000) compared to $2,300 for YTD 2003. Dividend income (expense) is generated when the Company holds long (short) equity positions over a dividend declaration date. The significant increase in dividend expense arose from certain arbitrage transactions, which generated revenue included in net dealer inventory and investment gains. These revenues partially offset the related dividend expense.

Equity in Loss from Asset Management Joint Venture. The Company recognized a loss of $46,000 on the asset management joint venture formed during Q3 2004. The loss reflects the startup costs associated with this new joint venture.

Interest Expense. The Company’s interest expense increased to $464,000 for YTD 2004, compared to a nominal amount in 2003. The expense in 2004 consisted of $334,000 of interest on the Company’s $12.0 million in 7% convertible notes issued in March 2004 and $130,000 of interest on financial instruments sold, not yet purchased balances, due to the increase in ADR conversion activity. The quarterly interest charge on the 7% convertible notes, assuming they are not converted, is expected to be $254,000, consisting of $210,000 in stated interest accruing on the principal balance of the Notes and $44,000 accruing from the amortization of debt issuance costs.

Total Non-interest Expenses. The Company’s total non-interest expenses increased by approximately 111% to $12,190,000 for YTD 2004, compared to $5,765,000 for YTD 2003. This increase was directly attributable to the expansion of the Company’s business, which resulted in higher personnel, clearing, rents and insurance costs.

Compensation and Benefits. The Company’s compensation and benefit expense increased 151% from $2,422,000 for YTD 2003 to $6,080,000 for YTD 2004. The increase was a result of both higher staff levels and higher performance based compensation due to increased revenues and profitability.

Clearing and related expenses. Clearing and related expenses increased by 161% from $1,729,000 for YTD 2003 to $4,506,000 for YTD 2004. The increase was primarily due to the growth in trading activity and the number of trades processed, increased foreign settlement fees and increased American Depositary Receipt conversion fees. The increased foreign settlement fees related to changes in the composition of the equity trading activities. The total ADR fees were $2,463,000 and $529,000 for YTD 2004 and YTD 2003, respectively. The increase in ADR fees includes several large equity trading transactions in Q1 2004.

Occupancy and Equipment Rental. Occupancy and equipment rental expense increased by 9% from $321,000 for YTD 2003 to $349,000 for YTD 2004. This increase is primarily due to higher equipment rental expense, primarily information services, for the additional employees.

Professional Fees. Professional fees principally consist of legal, taxation and accounting fees. These fees decreased 16% from $341,000 for YTD 2003 to $288,000 for YTD 2004 due to the resolution of certain previously pending arbitration and legal proceedings.

Depreciation and Amortization. Depreciation and amortization decreased 46% from $271,000 for YTD 2003, compared to $148,000 in YTD 2004. The decline is due to capitalized software development costs which were fully amortized in Q1 2004. This decline has been partially offset by increased depreciation expense arising from the purchase of fixed assets for the Company’s New York and Altamonte Springs offices.

Business Development Expense. Business development expense increased 27% from $214,000 for YTD 2003 to $273,000 for YTD 2004. This increase relates to expanded marketing efforts to further develop the Company’s new and expanded activities.

Insurance Expense. Insurance expense increased 37% from $163,000 in YTD 2003 to $223,000 in YTD 2004. The increase was primarily due to increases in the cost of health insurance caused by higher staff levels and increased cost per employee. In addition, the Company acquired key man term life insurance on certain executives.

Other Operating Expenses. Other operating expenses increased 5% from $304,000 in YTD 2003 to $317,000 for YTD 2004. The increase was primarily related to increased office expenses resulting from expanded staff levels.

Tax Expense. The Company recognized income tax expense of $1,583,000 for YTD 2004 compared with $169,000 for the YTD 2003. The Company’s effective income tax rate was approximately 43% for YTD 2004 compared with 41% for YTD 2003. During Q2 and Q3 2004, the Company increased its expected tax provision rate based on its refined estimates and apportionment of its multi-jurisdiction income sources. Income taxes receivable as of June 30, 2004 were $57,000 compared to $0 as of September 30, 2003. This receivable is the result of interim estimated tax payments based on annualized income levels. The Company has fully utilized its federal net operating loss carryforwards as well as partial utilization of the Company’s state net operating loss carryforwards, due to continued ongoing profitability. The net deferred tax asset as of June 30, 2004 was $145,000 and relates to various temporary differences and state operating losses carryforwards, compared to $330,000 as of September 30, 2003.

Three Months Ended June 30, 2004 (“Q3 2004”) Compared to Three Months Ended June 30, 2003 (“Q3 2003”)

The following table reflects the principal components of the Company’s revenues as a percentage of total revenue for Q3 2004 and Q3 2003.

	Percentage of Total Revenue	Percentage of Total Revenue	Percentage Change from Q3 ‘03 to Q3 ‘04
	Q3 2004	Q3 2003
Trading revenue (Net dealer inventory and investment gains)	101.0%	94.0%	95%
Commissions	4.1%	5.2%	43%
Interest income	1.4%	Less than 1%	434%
Dividend income (expense), net	-5.5%	Less than 1%	Not Meaningful
Asset Management Joint Venture income (expense)	-1.0%	0%	Not Meaningful
Other revenues	Less than 1%	Less than 1%	Not Meaningful

Total revenue	100%	100%	82%

The following table reflects the sources of the Company’s revenues as a percentage of the Company’s total revenue for Q3 2004 and Q3 2003.

	Percentage of Total Revenues	Percentage of Total Revenues	Percentage Change from Q3 ‘03 to Q3 ‘04
	Q3 2004	Q3 2003
Equity market making	77%	79%	78%
Debt capital markets	10%	20%	-12%
Commodities/foreign exchange trading	13%	0%	Not meaningful
Other	Less than 1%	1%	-37%

Total revenues	100%	100%	82%

The following table reflects the principal components of the Company’s non-interest expenses as a percentage of the Company’s total non-interest expenses in Q3 2004 and Q3 2003.

	Percentage of Total Non- interest Expenses	Percentage of Total Non- interest Expenses	Percentage Change from Q3 ‘03 to Q3 ‘04
	Q3 2004	Q3 2003
Compensation and benefits	51.4%	41.2%	87%
Clearing and related expenses	31.6%	36.7%	29%
Wholesale commission expense	Less than 1%	0%	Not meaningful
Occupancy and equipment rental	3.2%	5.4%	-12%
Professional fees	3.5%	3.7%	44%
Depreciation and amortization	1.0%	3.9%	-62%
Business Development	3.3%	1.9%	161%
Insurance	2.1%	2.7%	17%
Other expenses	3.8%	4.5%	28%

Total non-interest expenses	100%	100%	50%

Net Income. The Company reported net income of $434,000 for the three months ended June 30, 2004 (Q3 2004), which equates to $0.09 per basic share and $0.07 per diluted share. This compares to net income of $115,000, or $0.03 per basic share and $0.02 per diluted share, for the three months ended June 30, 2003 (Q3 2003).

Total Revenues. The Company’s total revenues increased 82% to $4,627,000 for Q3 2004 compared to $2,533,000 for Q3 2003. Equity market-making revenue grew from $2,001,000 for Q3 2003 to $3,571,000 for Q3 2004. Despite weakening market conditions during Q3 2004, the growth in equity market-making revenue was due to increased marketing of the Company’s market-making capabilities to institutional and other clients and improved management of the Company’s equity market-making personnel. Equity market-making revenues decreased from 79% of total revenue for Q3 2003 to 77% of total revenue for Q3 2004 due to additional revenue from new activities. The Company began international debt capital markets in the second quarter of fiscal 2003. International debt capital markets revenue decreased from $519,000 for Q3 2003 to $459,000 for Q3 2004. The decrease in debt capital markets revenue was due to weak market conditions that prevailed during Q3 2004. The Company began trading in foreign exchange and precious metals in the fourth quarter of fiscal 2003. These activities generated revenue of $580,000 (13% of total revenue) for Q3 2004. The increase in revenue from commodities/foreign exchange trading was attributable to the increasing number of wholesale customers establishing relationships with the Company.

Trading Revenues (Net Dealer Inventory and Investment Gains). The Company had trading income of $4,676,000 for Q3 2004, compared to $2,394,000 for Q3 2003. The increase in trading revenue primarily reflected the continued growth and development of new wholesale equity client relationships, particularly institutional clients, and the continued expansion in commodities/foreign exchange trading. These improvements were partially offset by a reduction in revenue from international debt capital markets due to historically weak market conditions.

Total trading revenue includes the trading profits earned by the Company before the related expense deduction for American Depositary Receipt conversion fees. These ADR fees are included in the statement of operations line item labeled clearing and related expenses.

Commission Revenues. The Company generated commission revenue of $189,000 for Q3 2004, compared to $132,000 in Q3 2003. This increase in commissions was from brokerage of securities at the wholesale level within the debt capital markets segment.

Interest Income. The Company’s interest income for Q3 2004 was $67,000 compared to $13,000 for Q3 2003. The increase was due to higher average cash balances over the three month period primarily resulting from an increase in financial instruments sold, not purchased due to increased ADR conversion activities. Offsetting the increased interest income was interest expense arising from the increased financial instruments sold, not purchased held with the Company’s clearing firm.

Dividend Income (Expense). The Company’s dividend income (expense), net in Q3 2004 was ($254,000) compared to $7,000 for Q3 2003. Dividend income (expense) is generated when the Company holds long (short) equity positions over a dividend declaration date. The significant increase in dividend expense arose from certain arbitrage transactions, which generated revenue included in net dealer inventory and investment gains. These revenues partially offset the related dividend expense.

Equity in Loss from Asset Management Joint Venture. The Company recognized a loss of 46,000 on the asset management joint venture formed during Q3 2004. The loss reflects the startup costs associated with this new joint venture.

Interest Expense. The Company’s interest expense was $306,000 for Q3 2004, compared to a nominal amount in Q3 2003. The expense in Q3 2004 consisted of $256,000 of interest on the Company’s 7% convertible notes issued in March 2004, and $50,000 of interest on financial instruments sold, not yet purchased, due to the increase in ADR conversion activity.

Total Non-interest Expenses. The Company’s total non-interest expenses increased by approximately 50% to $3,505,000 for Q3 2004, compared to $2,342,000 for Q2 2003. This increase was directly attributable to the expansion of the Company’s business, which resulted in higher personnel, clearing, rents and insurance costs.

Compensation and Benefits. The Company’s compensation and benefit expense increased 87% from $966,000 for Q3 2003 to $1,802,000 for Q3 2004. The increase was a result of both higher staff levels and higher performance based compensation due to increased revenues and profitability.

Clearing and related expenses. Clearing and related expenses increased by 29% from $859,000 for Q3 2003 to $1,106,000 for Q3 2004. The increase was primarily due to the growth in trading activity and the number of trades processed, increased foreign settlement fees and increased American Depositary Receipt conversion fees. The increased foreign settlement fees related to changes in the composition of the equity trading activities. The total ADR fees were $450,000 and $341,000 for Q3 2004 and Q3 2003, respectively.

Occupancy and Equipment Rental. Occupancy and equipment rental expense decreased by 12% from $128,000 for Q2 2003 to $113,000 for Q2 2004. This decrease is primarily due to decreased equipment rental expense, resulting from soft dollar arrangements.

Professional Fees. Professional fees principally consist of legal, taxation and accounting fees. These fees increased 44% from $86,000 for Q3 2003 to $124,000 for Q3 2004 quarter. As a result of its continuing product and geographic expansion, the Company took significant exceptional accounting and legal advice during Q3 2004.

Depreciation and Amortization. Depreciation and amortization decreased 62% from $91,000 for Q3 2003, compared to $35,000 in Q3 2004. The decline is due to capitalized software development costs which were fully amortized in Q1 2004. This decline has been partially offset by increased depreciation expense arising from the purchase of fixed assets for the Company’s New York and Altamonte Springs offices.

Business Development Expense. Business development expense increased 161% from $44,000 for Q3 2003 to $116,000 for Q3 2004. This increase relates to expanded marketing efforts to further develop the Company’s new and expanded activities.

Insurance Expense. Insurance expense increased 17% from $63,000 in Q3 2003 to $74,000 in Q3 2004. The increase was primarily due to increases in the cost of health insurance caused by higher staff levels and increased cost per employee. In addition, the Company acquired key man term life insurance on certain executives.

Other Operating Expenses. Other operating expenses increased 28% from $106,000 in Q3 2003 to $135,000 for Q3 2004. The increase was primarily related to increased office expenses resulting from expanded staff levels.

Tax Expense. The Company recognized income tax expense of $383,000 for Q3 2004 compared with $75,000 for the Q3 2003. The Company’s effective income tax rate was approximately 47% for Q3 2004 compared with 40% for Q3 2003. During Q3 2004, the Company increased its expected tax provision rate based on its refined estimates and apportionment of its multi-jurisdiction income sources.

Liquidity and Capital Resources

A substantial portion of the Company’s assets are liquid. The majority of the assets consist of financial instrument inventories, which fluctuate depending on the level of customer business. At June 30, 2004, approximately 91% of the Company’s assets consisted of cash, cash equivalents, receivables from brokers, dealers and clearing organization and marketable financial instruments. All assets are financed by the Company’s equity capital, convertible subordinated notes, short-term borrowings from financial instruments sold, not yet purchased and other payables.

The Company’s ability to receive distributions from INTL Trading, the Company’s broker-dealer subsidiary, is restricted by regulations of the SEC and the NASD. The Company’s right to receive distributions from its subsidiaries are also subject to the rights of the subsidiaries’ creditors, including customers of INTL Trading.

INTL Trading is subject to the net capital requirements of the SEC and the NASD relating to liquidity and net capital levels. At June 30, 2004, INTL Trading had regulatory net capital of $5,083,000, which was $4,624,000 in excess of its minimum net capital requirement on that date. INTL Trading’s net capital at June 30, 2004 included two subordinated loans made by the Company to INTL Trading. A loan for $500,000 was made on January 31, 2003, has a scheduled maturity date of February 28, 2005, and an interest rate of 3%. A second loan for $2,500,000 was made on May 10, 2004, has a scheduled maturity date of June 5, 2005, and an interest rate of 3%. INTL Trading is not obligated to repay the loans at scheduled maturity if repayment would cause INTL Trading to violate its net capital requirements. If this occurs, INTL Trading’s obligation to repay the loan is deferred until these requirements can be satisfied. These inter-company loans, and the related interest income and income expense, have been eliminated from the consolidated balance sheet and statements of operations of the Company as of June 30, 2004.

The Company’s assets and liabilities may vary significantly from period to period because of changes relating to customer needs and economic and market conditions. The Company’s total assets at June 30, 2004 and September 30, 2003, were $39,248,000 and $17,336,000, respectively. The Company’s operating activities generate or utilize cash resulting from net income or loss earned during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity and financial instruments inventory changes resulting from proprietary arbitrage trading strategies dictated by prevailing market conditions.

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

In March 2004 the Company completed a private placement of $12,000,000 of 7% convertible notes. The proceeds from the sale of the convertible notes will be utilized to support the expansion of the Company’s business. The Company will be obligated to make interest payments of $840,000 in cash to the holders of the convertible notes. The Company expects that these notes will be converted into common shares on or about August 13, 2004.

Cash Flows

The Company’s cash and cash equivalents increased from $7,067,000 at September 30, 2003 to $15,982,000 at June 30, 2004.

The major sources of cash were:

•	The Company’s receipt of a net $11,002,000 in cash as a result of the private placement of $12,000,000 in convertible subordinated notes.

•	The Company’s net income of $2,089,000 for the nine months ended June 30, 2004.

•	A $1,102,000 decrease in the Company’s net receivables and payables from brokers, dealers and clearing organization. At June 30, 2004 and September 30, 2003 these organizations owed the Company $1,255,000 and $2,356,000, net, respectively.

•	The receipt of $300,000 from the exercise of stock options.

•	A $413,000 increase in the Company’s accounts payable, accrued compensation and benefits, accrued expenses and other liabilities, net.

•	Significant non-cash expenses included depreciation and amortization of $148,000, amortization of debt issuance costs of $58,000, amortization of stock option expense for consultant of $31,000, deferred income taxes of $185,000 and loss from asset management joint venture of $46,000.

•	A $219,000 cash increase from the Company’s other receivables, income taxes receivable and pre-paid expenses, net.

The major uses of cash were:

•	A $6,081,000 increase in the Company’s net financial instruments position (financial instruments owned, foreign currency sold, not yet purchased and financial instruments owned, not yet purchased).

•	A $500,000 investment in INTL Consilium, LLC, an asset management joint venture

•	$97,000 purchases of equipment.

Critical Accounting Policies

The Company’s Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. The Company’s significant accounting policies are described in the Summary of Significant Accounting Policies in the Consolidated Financial Statements set forth in the Company’s 10-KSB for the year ended September 30, 2003. The Company believes that of its significant accounting policies, those described below involve a high degree of judgment and complexity. These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the Consolidated Financial Statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the financial statements. Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

Valuation of Financial Instruments. Substantially all financial instruments are reflected in the financial statements at fair value or amounts that approximate fair value. These financial interests include: cash, cash equivalents, and financial instruments purchased under agreements to resell; deposits with clearing organizations; financial instruments owned; and financial instruments sold but not yet purchased. Unrealized gains and losses related to these financial instruments are reflected in net earnings. Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. In addition, even where the value of a financial instrument is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value.

Deferred Tax Asset and Liability. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company also establishes valuation allowances when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of June 30, 2004, based upon the projections for future taxable income, management believes it is more likely than not that the Company will realize the full benefits of these deductible differences and net operating loss carryforward. The value of the net operating loss carryforward is $49,000 as of June 30, 2004.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of June 30, 2004, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

(31.1)	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

(31.2)	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

(32.1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

On May 13 2004, the Company filed a Current Report in Form 8-K to report on the Company’s formation of an asset management joint venture.

On May 17 2004, the Company filed a Current Report in Form 8-K to report on the Company’s earnings for the quarter ended March 31, 2004.

On July 1, 2004, the Company filed a Current Report in Form 8-K to report on the Company’s agreement to acquire the foreign exchange business of Global Currencies Limited.

On July 23, 2004, the Company filed a Current Report in Form 8-K to report on the Company’s completion of the purchase of the foreign exchange business of Global Currencies Limited.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ASSETS HOLDING CORPORATION

Date 08/12/2004	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date 08/12/2004	/s/ Jonathan C. Hinz
Jonathan C. Hinz
Chief Financial Officer and Treasurer