Form 10KSB
period 2004-09-30
INTERNATIONAL ASSETS HOLDING CORP
filed 2004-12-23
CIK 913760

U.S. Securities and Exchange Commission

Washington D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended September 30, 2004

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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: $22,037,729

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the last sale price of such stock as of December 15, 2004: $22,838,328.

The issuer had 7,095,276 outstanding shares of common stock as of December 15, 2004.

INTERNATIONAL ASSETS HOLDING CORPORATION

2004 FORM 10-KSB

PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the Company’s control, including adverse changes in economic, political and market conditions, losses from the Company’s market-making and trading activities arising from counterparty failures and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of federal and state securities laws and the impact of changes in technology in the securities and commodities brokerage industries. Although the Company believes that its forward-looking statements are based upon reasonable assumptions regarding its business, future market conditions, there can be no assurances that the Company’s actual results will not differ materially from any results expressed or implied by the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any forward-looking statements are not guarantees of future performance.

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

International Assets Holding Corporation and its subsidiaries (the “Company”) form a financial services group focused on select international securities and commodities markets. We commit our capital and expertise to market-making and trading of international financial instruments, currencies and commodities. The Company’s activities are currently divided into four functional areas — international equities market-making, international debt capital markets, foreign exchange/commodities trading and asset management.

The Company was formed in October, 1987 and has four wholly-owned operating subsidiaries; INTL Trading, Inc. (“INTL Trading”), a National Association of Securities Dealers (“NASD”) member broker-dealer, INTL Global Currencies Limited (“INTL Global Currencies”), INTL Assets, Inc. (“INTL Assets”) and IAHC Bermuda, Ltd. (“IAHC Bermuda”). The Company also owns a 50.1% limited liability company interest in INTL Consilium LLC, an investment advisory firm (“INTL Consilium”).

The Company provides execution to wholesale customers from offices in New York, London and Florida in the following products:

•	unlisted American Depository Receipts (ADRs) and common shares of more than 8,000 companies organized in more than 20 countries

•	more than 100 currencies

•	debt securities of more than 500 issuers organized in more than 30 countries.

•	commodities (primarily precious metals), futures and over-the-counter (“OTC”) derivative products.

The Company provides these services to a diverse group of wholesale customers including major investment banks, commercial banks, brokers, institutional investors, corporations, charities and governmental organizations throughout the world.

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

Business Strategy

The Company seeks to deploy its capital and expertise in financial markets that exhibit one or more of the following characteristics:

•	Niche markets not adequately covered by major brokerage firms and financial institutions

•	Markets requiring specialized expertise

•	Primarily trading oriented activities

•	Markets primarily serving wholesale clients

•	Markets with a significant international component

The Company currently operates in four business segments that fulfill the goals of its business strategy – international equities market-making, international debt capital markets, commodities/foreign exchange trading and asset management. The Company continues to evaluate other market niches for expansion opportunities.

International Equities Market-Making

The Company is a leading U.S. market-maker in select foreign securities, including unlisted ADRs and foreign common shares. The Company conducts these activities through INTL Trading, which provides execution services and liquidity to national broker-dealers, regional broker-dealers and institutional investors. The Company focuses on those international equities for which the Company can provide clients with competitive execution and superior service due to its expertise and experience. The Company also utilizes its proprietary technology, including internet technology, to achieve these goals.

The Company makes markets in approximately 200 ADRs and foreign ordinary shares traded in the over-the-counter (“OTC”) market. In addition, the Company will, on request, make prices in more than 8,000 other ADRs and foreign common shares. As a market-maker, the Company provides trade execution services by offering to buy shares from, or sell shares to, broker-dealers and institutions. The Company displays the prices at which it is willing to buy and sell these securities and adjusts its prices in response to market conditions. When acting as principal, the Company commits its own capital and derives revenue from the difference between the prices at which the Company buys and sells shares. The Company also earns commissions by executing trades on an agency basis.

International Debt Capital Markets

The Company actively trades in a wide variety of international debt instruments. The Company also invests in international debt instruments on a proprietary basis and arranges international debt transactions. The Company commenced these activities in the second quarter of 2003 and they have grown steadily since that time.

The Company trades and invests in international bonds, including both investment grade and higher yielding emerging market bonds. The Company generally focuses on smaller issues, such as emerging market sovereign, corporate and bank bonds that trade internationally on an OTC basis.

The Company provides competitive execution in these bonds to smaller institutional and private banking clients. The Company’s staff has substantial experience in this market, which allows the Company to offer customers superior execution capability. When acting as a principal, the Company commits its own capital to buy and sell bonds. The Company derives revenue from the difference between the purchase and sale prices. The Company also earns commissions by executing trades on an agency basis.

The Company periodically invests its own capital in select international bonds. The Company derives revenue from interest received and the difference between the purchase and sale prices.

The Company periodically identifies opportunities to arrange, purchase or sell debt transactions on behalf of issuers. These transactions generally involve negotiable emerging market debt instruments that have limited liquidity and exhibit one or more of the following characteristics:

•	Related to a specific commercial transaction

•	Initially payable to a specific lender or creditor (sometimes the Company)

•	Absence of published pricing

•	Absence of standard documentation

•	Absence of established settlement procedures

The transactions are generally evidenced by promissory notes, bills of exchange, loan agreements, accounts receivable and other types of debt instruments.

The Company may use its capital to purchase these instruments from emerging market debtors or their creditors. Due to the limited liquidity of these instruments, the Company may hold them for an indeterminate period of time before selling them. These instruments are typically sold to international banks and financial institutions. The Company derives revenue from interest received and the difference between the purchase and sale prices.

In other transactions, the Company may earn a fee for introducing borrowers and lenders or advising borrowers on capital raising transactions.

Foreign Exchange/Commodities Trading

Foreign Exchange Trading

The Company established its foreign exchange trading business in July 2003. The scope of this business expanded significantly in July 2004 when the Company purchased the specialist foreign exchange trading business owned by Global Currencies Limited. The combined activities now operate as INTL Global Currencies Limited.

The Company primarily trades select illiquid currencies of developing countries. The Company’s target clients are financial institutions, multi-national corporations, governmental and charitable organizations operating in these developing countries. In addition, the Company executes trades based on the foreign currency flows inherent in the Company’s other international securities activities.

The Company primarily acts as a principal in buying and selling foreign currencies on a spot basis. The Company derives revenue from the difference between the purchase and sale prices.

The Company periodically holds foreign currency positions for longer periods to create liquidity for clients or generate proprietary earnings.

Commodities Trading

The Company established its precious metals trading business in July 2003. The Company currently has relationships with a number of small and medium-sized precious metals producers and provides them with a full range of precious metals trading and hedging capabilities. The Company plans to expand its relationships to include consumers, recyclers and investors.

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

The Company also takes periodic proprietary positions by buying commodities or related options. However, the Company does not sell uncovered commodity options. The Company derives revenue from these proprietary activities through the difference between the purchase and sale prices or between premiums received and paid.

Asset Management

The Company established its asset management business in May 2004. This business is operated through INTL Consilium, LLC, an asset management joint venture, organized by the Company and an unaffiliated third party. The Company received a 50.1% interest in exchange for a $500,000 capital contribution. INTL Consilium is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”). In July 2004, INTL Consilium launched the Emerging Market Absolute Return Fund, which had over $55 million in assets under management on September 30, 2004. The Company’s strategy is to build the asset management business by applying an absolute return philosophy to niche markets in which the Company has significant expertise and experience. INTL Consilium is seeking to add additional products based on this strategy.

Competition

The international financial markets are highly competitive and rapidly evolving. In addition, these markets are dominated by firms with significant capital and personnel resources that are not currently available to the Company. The Company expects these competitive conditions to continue in the future. The Company’s strategy is to focus on smaller niche markets that may be less attractive to its larger competitors and that require specialized expertise. The Company believes that it can compete successfully with other financial intermediaries in these niches based on the Company’s expertise and quality of service.

The Company’s activities are impacted, and will continue to be impacted, by investor interest in the international financial markets served by the Company. International securities in these markets compete with a wide range of alternative investment instruments. The Company seeks to counterbalance changes in demand in specified markets by undertaking activities in multiple uncorrelated markets.

Technology has increased competitive pressures on intermediaries in international financial markets by improving dissemination of information and facilitating the development of alternative execution mechanisms. In the equity markets, electronic communication networks (“ECNs”) compete with market-makers like the Company. ECNs provide a neutral forum in which third parties display and match their orders, but do not commit capital or provide liquidity to the marketplace. ECNs and similar alternative execution mechanisms provide the greatest benefit for markets in highly liquid securities. Similar execution mechanisms also exist in the foreign exchange market. The Company competes by focusing on niche markets for less liquid instruments and using its capital to enhance liquidity for clients.

Administration and Operations

The Company employs operations personnel to supervise and, for certain products, complete the clearing and settlement of transactions.

INTL Trading’s securities transactions are cleared through Pershing LLC, a wholly owned subsidiary of The Bank of New York. INTL Trading does not hold client funds or directly clear or settle securities transactions.

The Company’s administrative staff manages the Company’s internal financial controls, accounting functions, office services and compliance with regulatory requirements.

Governmental Regulation

The Company’s activities, particularly in the securities markets, are subject to significant governmental regulation. The regulatory environment in which the Company operates is subject to frequent change and these changes directly impact the Company’s business and operating results. The U.S.A. Patriot Act of 2001 and the Sarbanes-Oxley Act of 2002 have placed additional regulatory burdens and compliance costs on the Company.

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

Broker-dealers such as INTL Trading are subject to regulation covering all aspects of their activities, including trade practices, capital structure, record retention and the conduct of their officers, supervisors and registered employees. Failure to comply with any of these requirements could result in administrative or court proceedings, censure, fines, issuance of cease-and-desist orders, the suspension or disqualification of a broker-dealer, its officers, supervisors or registered representatives.

Net Capital Requirements

The Company’s broker-dealer subsidiary, INTL Trading, is subject to the net capital requirements imposed by SEC Rule 15c3-1 under the Securities Exchange Act of 1934. These requirements are intended to ensure the financial integrity and liquidity of broker-dealers. They establish both minimum levels of capital and liquid assets. The net capital requirements prohibit the payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advances of loans to any stockholder, employee or affiliate, if such payment would reduce the broker-dealer’s net capital below required levels.

The net capital requirements restrict the ability of INTL Trading to make distribution to the Company. They also restrict the ability of INTL Trading to expand its business beyond a certain point without the introduction of fresh capital.

During the 2004 fiscal year, INTL Trading maintained net capital which exceeded the minimum levels required by SEC Rule 15c3-1.

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

The risks faced by the Company include the following:

Fluctuations in revenues due to changes in economic, political and market conditions

The securities business generally is, by its nature, volatile. It is directly affected by numerous national and international factors that are beyond the Company’s control, including:

•	economic, political and market conditions;

•	the availability of short-term and long-term funding and capital;

•	the level and volatility of interest rates;

•	legislative and regulatory changes; and

•	currency values and inflation.

Any one or more of these factors may contribute to reduced levels of activity in the securities markets generally, which could result in lower revenues from the Company’s market-making and trading activities. Any reduction in revenues or any loss resulting from these factors could have a material adverse effect on the Company’s business, financial condition and operating results.

Specifically, the Company’s revenues may decrease due to a decline in market volume, prices or liquidity. Declines in the volume of securities and commodities transactions and in market liquidity generally result in lower revenues from market-making activities. Lower price levels of securities and commodities also may result in reduced trading activity and reduce the Company’s revenues from market-making transactions. Lower price levels also can result in losses from declines in the market value of securities and commodities held in inventory. Sudden sharp declines in market values of securities and commodities can result in:

•	illiquid markets;

•	declines in the market values of securities and commodities held in inventory;

•	the failure of buyers and sellers of securities and commodities to fulfill their settlement obligations; and

•	increases in claims and litigation.

Any decline in market volume, price or liquidity could have a material adverse effect on the Company’s business, financial condition and operating results.

Unexpected losses from market-making and trading activities

The Company conducts its market-making and trading activities predominantly as a principal, which subjects its capital to significant risks. These activities involve the purchase, sale or short sale for the Company’s own account of financial instruments, including equity and debt securities, commodities and foreign exchange. These activities are subject to a number of risks, including risks of price fluctuations and rapid changes in the liquidity of markets.

These risks may limit the Company’s ability to either resell financial instruments it purchased or to repurchase securities it sold in these transactions. In addition, the Company may experience difficulty borrowing financial instruments to make delivery to purchasers to whom it sold short, or lenders from whom it has borrowed. From time to time, the Company has large position concentrations in securities of a single issuer or issuers in specific countries and markets. This concentration could result in higher trading losses than would occur if the Company’s positions and activities were less concentrated.

The success of the Company’s market-making activities depends on:

•	the price volatility of specific securities;

•	the Company’s ability to attract order flow;

•	the skill of the Company’s personnel;

•	the availability of capital; and

•	general market conditions.

To attract market-making and trading business, the Company must be competitive in:

•	providing enhanced liquidity to the Company’s customers;

•	the efficiency of the Company’s order execution;

•	the sophistication of the Company’s trading technology; and

•	the quality of the Company’s customer service.

In the Company’s role as a market-maker and trader, the Company attempts to derive a profit from the difference between the prices at which it buys and sells financial instruments. However, competitive forces often require the Company to:

•	match the quotes other market-makers display; and

•	hold varying amounts of securities in inventory.

By having to maintain inventory positions, the Company is subjected to a higher degree of risk. Although inventory risk management controls are in place, the Company may not be able to manage its inventory risk successfully. Accordingly, the Company may experience significant losses, which could materially adversely affect its business, financial condition and operating results.

Unexpected losses due to counterparty failures

As a market maker of OTC and listed securities, the majority of the Company’s securities transactions are conducted as principal with broker-dealer counterparties located in the United States. The Company clears its securities transactions through an unaffiliated clearing broker. The Company’s clearing broker has the right to charge the Company for losses that result from a counterparty’s failure to fulfill its contractual obligations.

The Company is responsible for self-clearing its foreign exchange and commodities activities and in addition takes principal risk to counterparties in these activities.

The Company’s policy is to monitor the credit standing of the counterparties with which it conducts business. Nevertheless, one or more of these counterparties will default on their obligations. If any do, the Company’s business, financial condition and operating results could be materially adversely affected.

Loss of key personnel

From time to time, other companies in the securities industry have experienced losses of sales and trading professionals. The level of competition to attract these professionals is intense. As a result, the Company may lose professionals due to increased competition or other factors in the future. The loss of a sales and trading professional, particularly a senior professional with broad industry expertise, could have a material adverse affect on the Company’s business, financial condition and operating results.

Increased competition

The Company derives substantially all of its revenues from market-making and trading activities. The market for these services, particularly market-making services through electronic communications networks, is rapidly evolving and intensely competitive. The Company expects competition to continue and intensify in the future. The Company competes primarily with wholesale, national and regional broker-dealers as well as electronic communications networks. The Company competes primarily on the basis of its expertise and quality of service.

A number of the Company’s competitors have significantly greater financial, technical, marketing and other resources than the Company has. Some of them may:

•	offer alternative forms of financial intermediation as a result of technological changes and greater availability of information;

•	offer a wider range of services and products than the Company offers;

•	have greater name recognition; and

•	have more extensive customer bases.

These competitors may be able to respond more quickly to new or evolving opportunities and customer requirements. They may also be able to undertake more extensive promotional activities and offer more attractive terms to customers. Recent advances in computing and communications technology are substantially changing the means by which market-making services are delivered, including more direct access on-line to a wide variety of services and information. This has created demand for more sophisticated levels of customer service. Providing these services may entail considerable cost without an offsetting increase in revenues. In addition, current and potential competitors have established or may establish cooperative relationships or may consolidate to enhance their services and products. New competitors or alliances among competitors may emerge and they may acquire significant market share.

As a result of the foregoing, the Company’s ability to compete effectively with current or future competitors is subject to significant uncertainty.

Regulatory changes

The securities industry is subject to extensive regulation under both federal and state laws. In addition, the SEC, the NASD, other self-regulatory organizations, commonly referred to as SROs, and state securities commissions require strict compliance with their respective rules and regulations. These regulatory bodies are responsible for safeguarding the integrity of the securities markets and protecting the interests of participants in those markets. As a securities broker/dealer, the Company is subject to regulation concerning certain aspects of its business, including:

•	trade practices;

•	capital structure;

•	record retention; and

•	the conduct of the Company’s directors, officers and employees.

Failure to comply with any of these laws, rules or regulations could result in adverse consequences. The Company and certain of its officers and employees, have, in the past, been subject to claims arising from acts in contravention of these laws, rules and regulations. These claims have resulted in the payment of fines and settlements. The Company and its officers and other employees may, in the future, be subject to similar claims. An adverse ruling against the Company or its officers and other employees could result in the Company’s or its officers and other employees being required to pay a substantial fine or settlement and could result in suspension or expulsion. This could have a material adverse effect on the Company’s business, financial condition and operating results.

The regulatory environment in which the Company operates is subject to change. New or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities, SROs or the NASD could have a material adverse effect on the Company’s business, financial condition and operating results. Changes in the interpretation or enforcement of existing laws and rules by these governmental authorities, SROs and the NASD could also have a material adverse effect on the Company’s business, financial condition and operating results.

Additional regulation, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect securities firms. The Company cannot predict what effect any such changes might have. The Company’s business, financial condition and operating results may be materially affected by both regulations that are directly applicable to the Company and regulations of general application. The Company’s level of trading and market-making activities can be affected not only by such legislation or regulations of general applicability, but also by industry-specific legislation or regulations.

Liability for violations of federal and state securities laws

Many aspects of the Company’s business involve substantial risks of liability. A market-maker is exposed to substantial liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC and the NASD. The Company is also subject to the risks of litigation and claims that may be without merit. As the Company would defend actively any such litigation, significant legal expenses could be incurred. An adverse resolution of any future lawsuits or claims against the Company could have a material adverse effect on its business, financial condition and operating results.

Dependence on technology and communications systems

The Company’s market-making and trading activities depend on the integrity and performance of the computer and communications systems supporting them. Extraordinary trading volumes or other events could cause the Company’s computer systems to operate at an unacceptably low speed or even fail. Any significant degradation or failure of the Company’s computer systems or any other systems in the trading process could cause customers to suffer delays in trading. These delays could cause substantial losses for customers and could subject the Company to claims from customers for losses. It is possible that the Company’s network protections may not work properly. The Company’s systems may also fail as a result of:

•	a tornado, hurricane, fire or other natural disasters;

•	power or telecommunications failure;

•	acts of God;

•	computer hacking activities;

•	terrorism; or

•	war.

Any computer or communications system failure or decrease in computer systems performance that causes interruptions in the Company’s operations could have a material adverse effect on its business, financial condition and operating results.

Dependence on a limited group of customers

Historically, a small number of customers have accounted for a significant portion of the Company’s revenues in each business area. The Company expects a significant portion of the future demand for each of its market-making and trading services to remain concentrated within a limited number of customers. None of these customers are obligated contractually to use the Company’s market-making or trading services. Accordingly, these customers may direct their trading activities to other market-makers or trading at any time. The loss of or a significant reduction in demand for the Company’s services from any of these customers could have a material adverse effect on the Company’s business, financial condition and operating results.

Employees

At September 30, 2004, the Company had 51 employees. Six of these employees had managerial responsibilities, 29 were traders and 16 had administrative and operational duties, in such areas as accounting, operations, compliance and technology.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company leases approximately 5,100 square feet of office space at 220 E. Central Parkway in Altamonte Springs, Florida. This lease commenced on February 1, 2002 and expires on July 31, 2009. The Company leases approximately 5,300 square feet of office space at 708 Third Avenue in New York, New York. This lease commenced on December 13, 2002, and expires on September 30, 2009. The Company leases approximately 1,500 square feet of office space at Nedbank House, 20 Abchurch Lane, London. This lease commenced on October 1, 2003 and expires on January 31, 2006. The London office space is shared with the previous owners of the foreign exchange business under a shared cost apportionment arrangement. During the 2003 and 2004 fiscal years the Company leased approximately 310 square feet of office space at 1111 Brickell Avenue in Miami, Florida. This lease commenced on December 18, 2002, and expired on January 31, 2004.

ITEM 3.	LEGAL PROCEEDINGS.

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

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

	High	Low
Fiscal Year 2003

First Quarter (Oct. 2002 – Dec. 2002)	$2.54	$0.53
Second Quarter (Jan. 2003 – Mar. 2003)	3.00	1.79
Third Quarter (Apr. 2003 – Jun. 2003)	2.36	1.90
Fourth Quarter (Jul. 2003 – Sept. 2003)	3.86	2.00

Fiscal Year 2004

First Quarter (Oct. 2003 – Dec. 2003)	$6.88	$2.59
Second Quarter (Jan. 2004 – Mar. 2004)	12.20	5.02
Third Quarter (Apr. 2004 – Jun. 2004)	10.00	5.95
Fourth Quarter (Jul. 2004 – Sept. 2004)	10.10	6.94

Dividends

The Company has never declared any cash dividends on its common stock, and does not currently have any plans to pay dividends on its common stock in the future. The payment of cash dividends in the future is subject to the discretion of the Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors.

Holders

As of September 30, 2004, there were approximately 140 shareholders of record of the Company’s common stock, according to the records maintained by the Company’s transfer agent. As of September 30, 2004 the Company estimates that there were approximately 580 beneficial owners of the Company’s common stock.

Equity Compensation Plan Information

The following table presents information regarding the Company’s equity compensation plans at September 30, 2004:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,282,006 shares	$2.37	364,650 shares
- Stock Option Plan
- Warrants (1)	200,000 shares	$6.00
Equity compensation plans not approved by security holders	—	—	—

Total	1,482,006 shares	2.86	364,650 shares

(1)	On March 12, 2004 the Company issued $12,000,000 in principal amount of the Company’s 7% convertible subordinated notes. As part of the underwriting agreement the placement agent received 200,000 warrants at a $6.00 strike price. These warrants expire three years in March 2007. In certain circumstances, the Company can force exercise thereof.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

The Company’s principal activities include market-making and trading in international financial instruments, currencies and commodities, and asset management. The markets in which the Company operates are highly competitive and volatile. The Company has little or no control over many of the factors which affect its operations. As a result, the Company’s earnings are subject to potentially wide fluctuations. The Company seeks to counteract many of these influences by focusing on niche, uncorrelated markets and, when possible, linking the Company’s expenses to revenues.

The Company’s activities have changed significantly over the past two fiscal years due to the following developments.

•	In the first quarter of 2003, the Company appointed new management and raised approximately $3,400,000 in additional capital.

•	In the second quarter of 2003, the Company began trading and related activities in international debt capital markets.

•	In the fourth quarter of 2003, the Company began trading precious metals and foreign exchange.

•	In the second quarter of 2004, the Company raised $12,000,000 from the issuance of the Company’s 7% convertible subordinated notes.

•	In the third quarter of 2004, the Company and an unrelated third party formed INTL Consilium, an asset management firm. The Company received a 50.1% interest in INTL Consilium exchange for a $500,000 capital contribution.

•	In the fourth quarter of 2004, the Company acquired INTL Global Currencies, a specialist foreign exchange trading business, based in London.

•	In the fourth quarter of 2004, the Company exercised its right to convert the outstanding 7% subordinated notes into 2,086,923 shares of the Company’s common stock.

The Company believes that it has made significant progress in its effort to build a diversified financial services firm focusing on niche markets. During the last two years, the Company has successfully acquired or established businesses in key product areas and geographic locations. The Company’s activities are currently divided into international equities market-making, international debt capital markets, foreign exchange/commodities trading and asset management. Although most of the Company’s revenues over the past two fiscal years were generated by international equity market-making, growth in other areas is producing an increasingly balanced and diversified revenue stream. As a result, the Company believes that it is now less vulnerable to cycles in individual product areas. For example, the relative weakness in earnings from international securities during the second half of the year was partially offset by improved foreign exchange earnings. The Company believes that its strategy of linking expenses to revenues also helps to lessen the negative impact of adverse market conditions which occur periodically in international securities and finance markets.

The Company is currently focused on increasing revenue and market share for each of its established business activities. The Company anticipates greater rate of growth in international debt trading, foreign exchange/commodities trading and asset management given the earlier stage of their development.

Fiscal Year 2004 Compared to Fiscal Year 2003

The following table reflects the principal components of the Company’s revenue as a percentage of total revenue for fiscal year 2004 and fiscal year 2003.

	Fiscal Year Revenue	% of Total Revenue	Fiscal Year Revenue	% of Total Revenue	% Change
	2004	2004	2003	2003	2003 - 2004
Trading revenue (Net dealer inventory and investment gains)	$21,407,000	97%	$9,537,000	88%	125%
Commissions	904,500	4%	1,125,000	10%	-20%
Interest income	167,000	Less than 1%	53,000	Less than 1%	216%
Dividend income (expense), net	(400,000)	-2%	(22,000)	Less than -1%	n.m.
Loss from asset management joint venture	(41,000)	Less than -1%	0	0%	n.m.
Other revenues	702	n.m.	106,000	1%	n.m.

Total revenue	$22,038,000	100%	$10,798,000	100%	104%

The following table reflects the sources of the Company’s revenues as a percentage of the Company’s total revenue for fiscal year 2004 and fiscal year 2003.

	Fiscal Year Revenue	% of Total Revenue	Fiscal Year Revenue	% of Total Revenue	% Change
	2004	2004	2003	2003	2003 - 2004
Equity market making	$16,709,000	76%	$7,675,000	71%	118%
Debt capital markets	2,622,000	12%	1,933,000	18%	36%
Foreign exchange/commodities	2,560,000	12%	1,017,000	9%	152%
Other	147,000	n.m.	173,000	2%	-15%

Total Revenue	$22,038,000	100%	$10,798,000	100%	104%

The following table reflects the principal components of the Company’s expenses as a percentage of the Company’s total expenses in fiscal year 2004 and fiscal year 2003.

	Fiscal Year	% of Total	Fiscal Year	% of Total	% Change from 2003 to 2004
	2004	2004	2003	2003	2003 - 2004
Compensation and benefits	$8,490,000	50%	$4,321,000	46%	97%
Clearing and related expenses	5,879,000	35%	2,405,000	26%	144%
Wholesale commissions	20,000	n.m.	438,000	5%	-95%
Occupancy and equipment rental	503,000	3%	438,000	5%	15%
Professional fees	419,000	2%	438,000	5%	-4%
Depreciation and amortization	186,000	1%	362,000	4%	-49%
Business development	472,000	3%	263,000	3%	80%
Insurance	362,000	2%	233,000	2%	56%
Other expenses	603,000	4%	380,000	4%	59%

Total non-interest expenses	$16,934,000	100%	$9,279,000	100%	83%

Net Income. The Company generated net income of $2,525,000 for 2004, which equates to $0.41 per diluted share. This compares to a net income $1,264,000, or $0.33 cents per diluted share, for 2003.

Total Revenue. The Company’s total revenue increased 104% to $22,038,000 for 2004 compared to $10,798,000 for 2003.

International Equity Marketing-Making - Revenue grew from $7,675,000 in 2003 to $16,709,000 in 2004. The growth in equity market-making revenue in 2004 was due to significantly improved equity market conditions worldwide during the first half of the fiscal year, increased marketing of the Company’s market-making capabilities to institutional clients and a higher level of ADR conversions. Equity market-making revenue includes the trading profits earned by the Company before the related expense deduction for ADR conversion fees. These ADR fees are included in the statement of operations as clearing and related expenses. Equity market-making revenue increased from 71% of total revenue in 2003 to 76% of total revenue in 2004 reflecting the strong performance during the first half of the fiscal year.

International Debt Capital Markets – The Company began international debt capital markets activities in the second quarter of 2003. Revenue increased from $1,933,000 in 2003 to $2,622,000 in 2004. This increase was a result of both a full year of operations and improved marketing efforts. However, due to relatively higher growth in other areas, debt capital markets revenue fell from 18% of total revenue in 2003 to 12% in 2004.

Foreign Exchange/Commodities Trading - The Company began trading in foreign exchange and precious metals in the fourth quarter of 2003. The Company expanded its foreign exchange trading activities through an acquisition in the fourth quarter of 2004. Revenue increased from $1,017,000 in 2003 to $2,560,000 in 2004. This increase is a result of growing customer relationships and volumes, particularly through the acquisition in the fourth quarter. Foreign exchange/commodities revenue increased from 9% of total revenue in 2003 to 12% in 2004.

Trading Revenue (Net Dealer Inventory and Investment Gains). The Company generated trading revenue of $21,407,000 in 2004, compared to $9,537,000 for 2003. The increase in trading revenue reflected improved market conditions during the first half of the fiscal year, the successful development of wholesale client relationships and expansion in foreign exchange/commodities trading. Trading revenue increased from 88% of total revenue in 2003 to 97% in 2004.

Commission Revenue. The Company generated commission revenue of $904,000 in 2004, compared to $1,125,000 in 2003. Commission revenue fell from 10% of total revenue in 2003 to 4% in 2004 reflecting growth in market-making rather than wholesale brokerage.

Interest Income. The Company’s 2004 interest income was $167,000 compared to $53,000 in 2003. The increase was due to higher cash balances over the period resulting from the proceeds of the private placement and an increase in financial instruments sold, not purchased due to increased ADR conversion activities. Offsetting expense arising from the increased financial instruments sold, not purchased, held with the Company’s clearing firm is separately reported under interest expense.

Dividend Income (Expense). The Company’s 2004 dividend income (expense), net was ($400,000) compared to ($22,000) for 2003. Dividend income (expense) is generated when the Company holds long (short) equity positions over a dividend declaration date. The significant increase in dividend expense arose from certain arbitrage transactions, which generated partially offsetting revenue incorporated in “Net dealer inventory and investment gains”.

Loss From Asset Management Joint Venture. The Company recognized a loss of $41,000 on the asset management joint venture formed during the third quarter of 2004. The loss reflects the startup costs associated with this new joint venture.

Other Revenues. The Company recognized $1,000 in other income in 2004, compared to $106,000 in 2003. Other revenues include a payment of $100,000 received in 2003 under settlement of an arbitration.

Interest Expense. The Company’s interest expense increased to $731,000 for 2004, compared to $44,000 in 2003. The expense in 2004 consisted of $378,000 of interest on the $12.0 million in 7% convertible notes issued by the Company in March 2004, $95,000 of interest from demand bank loans and $174,000 of interest on financial instruments sold, not yet purchased balances, due to the increase in ADR conversion activity.

Total Non-Interest Expenses. The Company’s total non-interest expenses increased by approximately 83% to $16,934,000 in 2004, compared to $9,279,000 in 2003. This increase was directly attributable to the expansion of the Company’s business, which resulted in higher personnel, clearing and business development costs.

Compensation and Benefits. The Company’s compensation and benefit expense increased from $4,321,000 in 2003 to $8,490,000 in 2004. The increase was a result of both higher staff levels and higher performance based compensation due to increased revenues and profitability.

Clearing and related expenses. Clearing and related expenses increased from $2,405,000 for 2003 to $5,879,000 for 2004. The increase was primarily due to the growth in trading activity and the number of trades processed, increased foreign settlement fees and increased ADR conversion fees. The increased foreign settlement fees related to changes in the composition of the equity trading activities. Total ADR fees increased from $667,000 in 2003 to $3,155,000 in 2004. The increase in ADR fees includes several large equity trading transactions in the first quarter of 2004.

Wholesale Commissions. The Company incurs commission expense from certain wholesale debt transactions and foreign exchange transactions. Wholesale commissions decreased from $438,000 in 2003 to $20,000 in 2004. The decrease reflects a reduction in these types of wholesale debt transactions and the Company’s preference to act as a principal rather than a wholesale broker.

Occupancy and Equipment Rental. Occupancy and equipment rental expense increased from $438,000 in 2003 to $503,000 in 2004. This increase in rent expense is primarily due to increased equipment rental, primarily information services, for the additional employees.

Professional Fees. Professional fees principally consist of legal, taxation and accounting fees. These fees decreased from $438,000 in 2003 to $419,000 in 2004 due to the resolution of certain previously pending arbitration and legal proceedings.

Depreciation and Amortization. Depreciation and amortization decreased from $362,000 in 2003 to $186,000 in 2004. The decline is due to capitalized software development costs which were fully amortized in the first quarter of 2004. This decline has been partially offset by increased depreciation expense arising from the purchase of fixed assets for the Company’s New York and Florida offices.

Business Development Expense. Business development expense increased from $263,000 in 2003 to $472,000 in 2004. This increase relates to expanded marketing efforts to further develop the Company’s new and expanded activities.

Insurance Expense. Insurance expense increased from $233,000 in 2003 to $362,000 in 2004. The increase was primarily due to increases in the cost of health insurance caused by higher staff levels and increased cost per employee. In addition, the Company acquired key man term life insurance on certain executives.

Other Operating Expenses. Other operating expenses increased from $380,000 in 2003 to $603,000 in 2004. The increase was primarily related to expenses arising from the Company’s growth, including the acquisition in the fourth quarter of 2004.

Tax Expense. The Company recognized income tax expense of $1,848,000 in 2004 compared with $211,000 in 2003. The Company’s effective income tax rate was approximately 42% in 2004 compared with 14% in 2003. The effective tax rate in 2003 was unusually low as a result of the Company’s ability to recognize the full potential value of its then existing deferred tax asset. The reversal of the deferred tax asset valuation allowance resulted in a tax benefit of $363,000 in 2003. The calculated federal and state tax expense before this benefit was $575,000 (39% of income before income tax). The Company has fully utilized its federal net operating loss carryforwards and partially utilized the Company’s state net operating loss carryforwards, due to continued ongoing profitability. The net deferred tax asset as of September 30, 2004 was $332,000 and relates to various timing differences and state operating loss carryforwards, compared to $329,000 as of September 30, 2003.

Net Income. As a result of the foregoing factors, the Company had net income of $2,525,000 during 2004, compared to net income of $1,264,000 during 2003. During the second half of the 2004 fiscal year, market conditions deteriorated compared to conditions during the 2003 fiscal year and the first half of the 2004 fiscal year. This deterioration adversely affected the profitability of the Company’s equity market making and debt activities. This impact was partially offset in the fourth quarter as a result of the incremental revenue due to the Global Currencies acquisition.

Liquidity and Capital Resources

A substantial portion of the Company’s assets are liquid. The majority of the assets consist of inventories of financial instruments, which fluctuate depending on the level of customer business. At September 30, 2004, approximately 88% of the Company’s assets consisted of cash, cash equivalents, and receivables from brokers, dealers and clearing organization, customer receivables and marketable financial instruments. All assets are financed by the Company’s equity capital, short-term borrowings from financial instruments sold, not yet purchased, demand loan payable and other payables.

The Company’s ability to receive distributions from INTL Trading, the Company’s broker-dealer subsidiary, is restricted by regulations of the SEC and the NASD. The Company’s rights to receive distributions from its subsidiaries are also subject to the rights of the subsidiaries’ creditors, including customers of INTL Trading.

INTL Trading is subject to the net capital requirements of the SEC and the NASD relating to liquidity and net capital levels. At September 30, 2004, INTL Trading had regulatory net capital of $3,577,000, which was $2,596,000 in excess of its minimum net capital requirement on that date. INTL Trading’s net capital at September 30, 2004 included two subordinated loans made by the Company to INTL Trading. A loan for $500,000 was made on January 31, 2003, has a scheduled repayment date of February 28, 2005, and an interest rate of 3%. A second loan for $2,500,000 was made on June 5, 2004, has a scheduled date of June 5, 2005, and an interest rate of 3%. INTL Trading is not obligated to repay the loans at scheduled maturity if repayment would cause INTL Trading to violate its net capital requirements. If this occurs, INTL Trading’s obligation to repay the loan is deferred until these requirements can be satisfied. These inter-company loans, and the related interest income and income expense, have been eliminated from the consolidated balance sheet and statements of operations of the Company as of September 30, 2004.

The Company’s assets and liabilities may vary significantly from period to period because of changes relating to customer needs and economic and market conditions. The Company’s total assets at September 30, 2004 and September 30, 2003, were $67,720,000 and $17,337,000, respectively. The Company’s operating activities generate or utilize cash resulting from net income or loss earned during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity and changes in the inventory of financial instruments resulting from proprietary arbitrage trading strategies dictated by prevailing market conditions.

In addition to normal operating requirements, capital is required to satisfy financing and regulatory requirements. The Company’s overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated capital needs of its operating subsidiaries. The excess regulatory net capital of the Company’s broker-dealer subsidiary may fluctuate throughout the year reflecting changes in inventory levels and balance sheet composition.

In March 2004, the Company completed a private placement of $12,000,000 of 7% convertible notes. These notes were converted to common shares in August, 2004.

In July 2004 the Company completed the acquisition of the foreign exchange business of Global Currencies Limited. The Company paid total cash consideration of $4,594,000 plus an additional $1,472,000 through the issuance of 150,000 common shares of the Company that were valued at $9.81 as of the date of the purchase. The cash payments consisted of $1,000,000 cash premium paid to the sellers, $3,577,375 for the value of the net assets received, less $50,000 related to fixed asset amounts and stamp duty adjustments. In addition, the Company paid $67,000 for legal and accounting related fees.

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

The Company funded the acquisition from its existing working capital. The incremental working capital was previously generated from the issuance by the Company of $12,000,000 of convertible subordinated notes in March 2004. The Company anticipates that the additional contingent purchase consideration will be funded from working capital.

Cash Flows

The Company’s cash and cash equivalents increased from $7,067,000 at September 30, 2003 to $21,084,000 at September 30, 2004.

The major sources of cash were:

•	$19,315,000 from net broker payables and receivables

•	$11,002,000 net cash received from the issuance of $12,000,000 in convertible subordinated notes

•	$3,232,000 from demand bank loans payable

•	$2,525,000 net income for 2004

•	$924,000 from increased accrued compensation and benefits payable

•	$558,000 from increased accounts payable, accrued expenses and income taxes payable

•	$338,000 from the exercise of stock options

The major uses of cash were:

•	$11,883,000 increase in net customer receivables and payables

•	$4,594,000 net payment related to the Global Currencies acquisition

•	$4,024,000 net increase in the Company’s financial instruments position (financial instruments owned, foreign currency sold, not yet purchased and financial instruments owned, not yet purchased).

•	$3,000,000 investment in a fund managed by INTL Consilium

•	$500,000 investment in INTL Consilium, an asset management joint venture

•	$254,000 purchases of fixed assets and leasehold improvements

Certain Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S.A. (see Summary of Significant Accounting Policies in the Consolidated Financial Statements). The Company believes that of its significant accounting policies, those described below involve a high degree of judgment and complexity. These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements. Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

Valuation of Financial Instruments. Substantially all financial instruments are reflected in the consolidated financial statements at fair value or amounts that approximate fair value. These financial interests include: cash, cash equivalents, and financial instruments purchased under agreements to resell; deposits with clearing organizations; financial instruments owned; and financial instruments sold but not yet purchased. Unrealized gains and losses related to these financial instruments are reflected in net earnings. Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. In some cases, even though the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value.

Deferred Tax Asset and Liability. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company also establishes valuation allowances when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of September 30, 2004, based upon the projections for future taxable income, management believes it is more likely than not that the Company will realize the full benefits of these deductible differences and net operating loss carryforward. The amount of the net operating loss carryforward is $26,000 as of September 30, 2004.

Off Balance Sheet Arrangements

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer. In addition, the Company has sold financial instruments that it does not currently own and will therefore be obligated to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements at September 30, 2004 at market values of the related financial instruments (totaling $12,310,543). The Company will incur losses if the market value of the financial instruments increases subsequent to September 30, 2004. The total of $12,310,543 includes $1,519,891 for options and futures contracts, which represent a liability to the Company based on their market value as of September 30, 2004.

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

The Company’s consolidated financial statements area set forth on pages F-1 through F-37

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of September 30, 2004, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

ITEM 8B	OTHER INFORMATION

Not applicable

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS

Information with respect to this item will be contained in the Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 10.	EXECUTIVE COMPENSATION

Information with respect to this item will be contained in the Proxy Statement for the 2005 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information with respect to this item will be contained in the Proxy Statement for the 2005 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item will be contained in the Proxy Statement for the 2005 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13.	EXHIBITS

3.1	Certificate of Incorporation, as amended (incorporated by reference from Form 10-QSB, as filed with the SEC on May 17, 2004).
3.2	By-laws (incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 33-70334-A), filed with the SEC on February 2, 1994).

10.1	International Assets Holding Corporation Stock Option Plan (incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 33-70334-A), filed with the SEC on February 2, 1994).

10.2	Amendment dated December 28, 1995, to International Assets Holding Corporation Stock Option Plan (incorporated by reference from the Registration Statement on Form S-8 (No. 333-10727), filed with the SEC on August 23, 1996).

10.3	Amendment dated October 28, 1998, to International Assets Holding Corporation Stock Option Plan (incorporated by reference from Company’s Proxy Statement on Form 14A, filed with the SEC on January 15, 1999).

10.4	Amendment dated June 9, 2000, to International Assets Holding Corporation Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A, filed with the SEC on January 12, 2001).

10.5	Employment Agreement, entered into as of October 1, 2002, between the Company and Diego J. Veitia (incorporated by reference from the Company’s Form 10-KSB, as filed with the SEC on December 30, 2002).

10.6	Consulting Agreement, entered into as of September 1, 2002, between the Company and Veitia and Associates, Inc. (incorporated by reference from Form 10-KSB, as filed with the SEC on December 30, 2002).

10.7	Employment Agreement, entered into as of October 1, 2002, between the Company and Edward R. Cofrancesco (incorporated by reference from Form 10-KSB, as filed with the SEC on December 30, 2002).

10.8	Employment Agreement, dated October 22, 2002, by and between the Company, and Sean O’Connor (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.9	Employment Agreement, dated October 22, 2002, by and between the Company, and Scott Branch (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.10	Registration Rights Agreement, dated October 22, 2002, by and between the Company, and Sean O’Connor (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.11	First Amendment to Registration Rights Agreement, dated December 6, 2002, by and between the Company, and Sean O’Connor (incorporated by reference from Form 8-K, as filed with the SEC on December 10, 2002).

10.12	Registration Rights Agreement, dated October 22, 2002, by and between the Company, and Scott Branch (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.13	First Amendment to Registration Rights Agreement, dated December 6, 2002, by and between the Company, and Scott Branch (incorporated by reference from Form 8-K, as filed with the SEC on December 10, 2002).

10.14	Registration Rights Agreement, dated October 22, 2002, by and between the Company, and John Radziwill (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.15	First Amendment to Registration Rights Agreement, dated December 6, 2002, by and between the Company, and John Radziwill (incorporated by reference from Form 8-K, as filed with the SEC on December 10, 2002).

10.16	Fully Disclosed Clearing Agreement, entered into November 15, 2002, between the Company and the Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference from Form 10-QSB, as filed with the SEC on February 14, 2003).

10.17	International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Schedule 14A, filed on January 14, 2003).

10.18	Amendment to International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A, filed with the SEC on February 11, 2004).

10.19	International Assets Holding Corporation Form of 7% Convertible Subordinated Note (incorporated by reference from the Company’s Form 8-K, filed with the SEC on March 4, 2004).

10.20	International Assets Holding Corporation Form of Warrant (incorporated by reference from the Company’s Form 10-QSB filed with the SEC for the quarter ended March 31, 2004).

10.21	Acquisition Agreement dated as of June 25, 2004, by and among International Assets Holding Corporation, Global Currencies Limited, and the shareholders of Global Currencies (Holdings) Limited (incorporated by reference from the Company’s Form 8-K, filed with the SEC on July 1, 2004).

10.22	Employment Agreement, dated October 11, 2004, by and between the Company, and Jonathan C. Hinz (incorporated by reference from Form 8-K, as filed with the SEC on October 14, 2004).

10.23	Employment Agreement, effective December 1, 2004, by and between the Company, and Brian T. Sephton (incorporated by reference from Form 8-K, as filed with the SEC on November 24, 2004).

10.24*	Operating Agreement dated May 7, 2004, by and between the Company and Consilium Investment Capital, Inc.

14.1	International Assets Holding Corporation Code of Ethics (incorporated by reference from the Company ‘s Form 10-KSB filed with the SEC for the fiscal year ended September 30, 2003).

21*	List of the Company’s subsidiaries.

23.1*	Consent of KPMG to the incorporation by reference to Form S-8.

23.2*	Consent of KPMG to the incorporation by reference to Form S-3.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as part of this report.

Schedules and Exhibits Excluded

All schedules and exhibits not included are not applicable, not required or would contain information which is included in Consolidated Financial Statements, Summary of Significant Accounting Policies, or the Notes to the Consolidated Financial Statements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item will be contained in the Proxy Statement for the 2005 Annual Meeting of Shareholders, which is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ASSETS HOLDING CORPORATION

By:	/s/ SEAN M. O’CONNOR
Sean M. O’Connor,
Chief Executive Officer

Dated: December 17, 2004

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DIEGO J. VEITIA Diego J. Veitia	Director and Executive Chairman of the Board	December 17, 2004

/s/ SEAN M. O’CONNOR Sean M. O’Connor	Director and Chief Executive Officer	December 17, 2004

/s/ SCOTT J. BRANCH Scott J. Branch	Director and President	December 17, 2004

/s/ ROBERT A. MILLER Robert A. Miller	Director	December 17, 2004

/s/ JOHN RADZIWILL John Radziwill	Director	December 17, 2004

/s/ JUSTIN R WHEELER Justin R Wheeler	Director	December 17, 2004

/s/ JONATHAN C. HINZ Jonathan C. Hinz	Chief Financial Officer and Treasurer	December 17, 2004

KPMG LLP
Suite 1700
100 North Tampa Street
Tampa, FL 33602

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

International Assets Holding Corporation:

We have audited the accompanying consolidated balance sheets of International Assets Holding Corporation and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Assets Holding Corporation and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Tampa, Florida

December 12, 2004

KPMG LLP, a U.S. limited liability partnership, is the U.S.

member firm of KPMG International, a Swiss cooperative.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2004 and 2003

	2004	2003
Assets
Cash	$3,523,604	1,755,072
Cash and cash equivalents deposited with brokers, dealers and clearing organization	17,560,863	5,311,500
Receivables from brokers, dealers and clearing organization	7,699,450	2,513,369
Receivables from customers	12,358,412	144,271
Financial instruments owned, at market value	18,805,625	6,144,899
Income taxes receivable	57,881	—
Investment in asset management joint venture	459,075	—
Investment in INTL Consilium sponsored fund	3,020,805	—
Deferred income tax asset, net	332,429	329,457
Fixed assets and leasehold improvements at cost, net of accumulated depreciation and amortization	465,023	295,680
Software development, net of accumulated amortization of $1,035,501 and $979,957 at September 30, 2004 and 2003, respectively	—	55,544
Goodwill	2,774,945	—
Other assets	661,641	787,511

Total assets	$67,719,753	17,337,303

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$343,657	130,156
Foreign currency sold, not yet purchased, at market value	2,829,597	308,031
Demand loan payable	10,447,417	—
Financial instruments sold, not yet purchased, at market value	12,310,543	6,195,149
Payable to brokers, dealers and clearing organization	9,272,857	1,700
Payable to customers	4,665,183	—
Accrued compensation and benefits	2,102,055	1,177,848
Accrued expenses	848,643	182,452
Income taxes payable	112,917	—
Other liabilities	37,519	43,639

Total liabilities	42,970,388	8,038,975

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued or outstanding at September 30, 2004 and 2003	—	—
Common stock, $.01 par value. Authorized 12,000,000 shares; issued and outstanding 7,069,076 shares and 4,702,384 shares at September 30, 2004 and 2003, respectively	70,691	47,024
Additional paid-in capital	24,685,139	11,783,124
Retained deficit	(6,465)	(2,531,820)

Total stockholders’ equity	24,749,365	9,298,328

Total liabilities and stockholders’ equity	$67,719,753	17,337,303

See accompanying notes to consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended September 30, 2004 and 2003

	2004	2003
Revenues:
Net dealer inventory and investment gains	$21,407,230	9,537,067
Commissions, net	903,507	1,124,513
Interest income	167,305	52,875
Dividend income (expense), net	(400,090)	(22,115)
Equity in loss from asset management joint venture	(40,925)	—
Other	702	106,097

Total revenues	22,037,729	10,798,437
Interest expense	730,670	43,682

Net revenues	21,307,059	10,754,755

Non-interest expenses:
Compensation and benefits	8,490,377	4,321,490
Clearing and related expenses	5,878,596	2,405,011
Wholesale commissions	20,066	438,068
Occupancy and equipment rental	502,633	438,111
Professional fees	418,538	437,997
Depreciation and amortization	185,769	362,341
Business development	472,409	263,033
Insurance	362,253	232,571
Other	603,324	380,439

Total non-interest expenses	16,933,965	9,279,061

Income before income tax expense	4,373,094	1,475,694
Income tax expense	1,847,739	211,309

Net income	$2,525,355	1,264,385

Earnings per share:
Basic	$0.50	0.34

Diluted	$0.41	0.33

Weighted average number of common shares outstanding:
Basic	5,090,304	3,688,892

Diluted	6,111,223	3,862,761

See accompanying notes to consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended September 30, 2004 and 2003

	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Treasury stock	Total stockholders’ equity
Balances at September 30, 2002	$—	23,756	8,026,131	(3,796,205)	—	4,253,682
Sale of preferred stock through private placement	21,875	—	3,413,696	—	—	3,435,571
Conversion of preferred stock to common stock	(21,875)	21,875	—	—	—	—
Issuance of common stock for finders fee services	—	441	74,559	—	—	75,000
Acquisition of 8,208 common shares	—	—	—	—	(8,200)	(8,200)
Retirement of 8,208 common shares held in treasury	—	(82)	(8,118)	—	8,200	—
Exercise of incentive stock options	—	534	111,606	—	—	112,140
Exercise of nonqualified stock options	—	500	124,500	—	—	125,000
Nonqualified stock option expense for consultant	—	—	40,750	—	—	40,750
Net income	—	—	—	1,264,385	—	1,264,385

Balances at September 30, 2003	—	47,024	11,783,124	(2,531,820)	—	9,298,328
Issuance of warrants for placement agent services	—	—	893,121	—	—	893,121
Conversion of subordinated notes payable to common stock	—	20,869	10,166,855	—	—	10,187,724
Issuance of common stock in connection with acquisition of INTL Global Currencies	—	1,500	1,470,000	—	—	1,471,500
Exercise of incentive stock options	—	1,018	269,199	—	—	270,217
Exercise of nonqualified stock options	—	280	67,973	—	—	68,253
Nonqualified stock option expense for consultant	—	—	34,867	—	—	34,867
Net income	—	—	—	2,525,355	—	2,525,355

Balances at September 30, 2004	$—	70,691	24,685,139	(6,465)	—	24,749,365

See accompanying notes to consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net income	$2,525,355	1,264,385
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	185,769	362,341
Amortization of debt issuance costs	78,824	—
Deferred income taxes	(2,972)	211,309
Equity in loss from asset management joint venture	40,925	—
Amortization of stock option expense for consultant	34,867	40,750
Unrealized investment gain from investment in INTL Consilium sponsored fund	(20,805)	—
Loss on disposals of fixed assets	—	14,589
Cash provided by (used in) changes in operating assets and liabilities:
Receivable from brokers, dealers and clearing organization	10,123,615	(3,536,397)
Receivable from customers	(8,450,764)	(144,271)
Financial instruments owned, at market value	(12,660,726)	(372,227)
Income taxes receivable	(57,881)	—
Other assets	125,870	(467,886)
Foreign currency sold, not yet purchased	2,521,566	292,258
Financial instruments sold, not yet purchased, at market value	6,115,394	398,329
Accounts payable	213,501	48,621
Payable to brokers, dealers and clearing organization	9,191,412	—
Payable to customers	(3,432,505)	—
Accrued compensation and benefits	924,207	937,776
Accrued expenses	264,684	72,569
Income taxes payable	79,754	—
Other liabilities	(6,120)	(6,047)

Net cash provided by (used in) operating activities	7,793,970	(883,901)

Cash flows from investing activities:
Proceeds from sale of property	—	4,750
Investment in asset management joint venture	(500,000)	—
Investment in INTL Consilium sponsored fund	(3,000,000)	—
Payments related to acquisition of INTL Global Currencies	(4,594,440)	—
Principal collections of loans to officers	—	21,468
Purchase of property, equipment and software development	(254,057)	(298,859)

Net cash used in investing activities	(8,348,497)	(272,641)

Cash flows from financing activities:
Issuance of convertible subordinated notes payable, net of debt issuance costs settled in cash of $997,706	11,002,293	—
Cost of fractional shares related to conversion of convertible subordinated notes to common stock	(272)	—
Increase in demand loan payable	3,231,931	—
Sale of preferred stock, net of costs of acquisition	—	3,510,571
Exercise of stock options	338,470	237,140
Acquisition of common shares related to terminated 401k and Retirement Savings Plan participants	—	(8,200)

Net cash provided by financing activities	14,572,422	3,739,511

Net increase in cash and cash equivalents	14,017,895	2,582,969
Cash and cash equivalents at beginning of year	7,066,572	4,483,603

Cash and cash equivalents at end of year	$21,084,467	7,066,572

(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Cont.

Years ended September 30, 2004 and 2003

	2004	2003
Supplemental disclosures of cash flow information:
Cash paid for interest	$651,846	43,682

Income taxes paid	$1,840,315	—

Supplemental disclosure of noncash investing activities:
Estimated fair value of assets and (liabilities) acquired in acquisition of INTL Global Currencies:
Receivable from brokers, dealers and clearing organization	$15,309,696	—
Receivable from customers	3,763,377	—
Fixed assets	45,511
Payable to brokers, dealers and clearing organization	(79,745)	—
Payable to customers	(8,097,688)	—
Demand loan payable	(7,215,486)	—
Accrued expenses	(115,127)	—
Income taxes payable	(33,163)	—

Total net assets acquired	$3,577,375	—

Additional goodwill in connection with acquisition of INTL Global Currencies	$286,380	—

Supplemental disclosure of noncash financing activities:
Issuance of warrants for placement agent services	$893,121	—

Conversion of subordinated notes to common stock, net of debt issuance costs of $1,812,004	$10,187,724	—

Issuance of common stock related to INTL Global Currencies acquisition	$1,471,500	—

Conversion of preferred stock to common stock	$—	21,875

Issuance of common stock for finders fee services	$—	75,000

Retirement of 8,208 common shares held in treasury	$—	8,200

See accompanying notes to consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

(1)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of International Assets Holding Corporation and its subsidiaries (the Company). The Company’s subsidiaries are INTL Trading, Inc. (INTL Trading), INTL Assets, Inc., INTL Holdings (U.K.) Limited, INTL Global Currencies Limited (INTL Global Currencies) and IAHC (Bermuda) Ltd.

All significant intercompany balances and transactions have been eliminated in consolidation.

INTL Trading, Inc. is registered as a broker-dealer under the Securities Exchange Act of 1934. Most of its securities transactions are cleared through Pershing LLC on a fully disclosed basis.

INTL Assets, Inc. holds most of the physical assets of the Company. It also engages in international debt transactions.

INTL Holdings (U.K.) Limited is a U.K. holding company that owns 100% of INTL Global Currencies Limited (INTL Global Currencies). INTL Global Currencies operates a foreign exchange trading business.

IAHC (Bermuda) Ltd. maintains a proprietary international fixed income securities portfolio managed by the Company’s fixed income traders.

International Assets Holding Corporation engages in precious and base metals trading, foreign exchange trading, trade finance and financial structuring advice.

The Company also owns a 50.1% limited liability company interest in INTL Consilium, LLC (INTL Consilium), an investment advisory firm that focuses on the emerging market asset class. INTL Consilium is accounted for using the equity method of accounting.

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

Cash and cash equivalents consist of cash and cash deposits with brokers, dealers and clearing organization. Cash deposits with clearing organization consist of cash, foreign currency and money market funds stated at cost, which approximates fair value. The money market funds earn interest at varying rates on a daily basis. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company is subject to concentration of credit risk because a substantial portion of the Company’s cash and cash equivalents are maintained at a single financial institution.

(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

(d)	Foreign Currency

The value of a foreign currency, including a foreign currency sold, not yet purchased, is converted into its U.S. dollar equivalent at the foreign exchange rate in effect at the close of business as of September 30, 2004 and 2003. For foreign currency transactions completed during the fiscal year, the foreign exchange rate in effect at the time of the transaction is utilized.

(e)	Financial Instruments

As of September 30, 2004 and 2003, the carrying value of the Company’s financial instruments including cash, cash equivalents and cash deposits with clearing organization, receivables, accounts payable and accrued expenses approximate their fair values, based on the short-term maturities of these instruments. Additionally, the carrying value of financial instruments owned and any financial instruments and foreign currency sold, not yet purchased, approximate their fair values at September 30, 2004 and 2003 because they are based on market prices.

(f)	Valuation of Financial Instruments and Investments

Each listed security is valued at the last reported sale price on the day of valuation. Listed securities not traded on an exchange that day, and other securities that are traded in the over-the-counter market, are valued at the market’s current bid price for securities owned and current asked price for securities sold, not yet purchased. The value of a foreign security is determined in the national currency of the principal exchange on which the security is traded, which value is then converted into its U.S. dollar equivalent at the foreign exchange rate in effect following the close of such exchange.

Limited partnership ownership interest is recorded at fair value, which has been determined by management. This limited partnership ownership interest is held for the Company’s investment purposes and is not held for sale to the Company’s customers.

Investment in INTL Consilium sponsored fund is valued at the net asset value provided by the fund’s administrator as of the date of valuation.

(g)	Revenue Recognition

The revenues of the Company are derived principally from realized and unrealized trading income in securities purchased or sold for the Company’s account. Realized and unrealized trading income (net dealer inventory and investment gains) are recorded on a trade date basis. Commissions and related clearing expenses are recorded on a trade-date basis as securities transactions occur. Securities owned and securities sold, not yet purchased are stated at market value with related changes in unrealized appreciation or depreciation reflected in net dealer inventory and investment gains. Interest income is recorded on the accrual basis and dividend income is recognized on the ex- dividend date.

Other assets and other revenue as of September 30, 2003 include $100,000, related to the settlement of legal matters that was collected in October 2003.

F-8	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

(h)	Depreciation and Amortization

Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the estimated period of benefit to be received from the assets, which ranges from three to seven years.

Software development costs for internally developed software are capitalized in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1: Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, when management authorizes and commits to funding the project and it is probable that the project will be completed and the software will be used to perform its intended functions. Costs of software that have reached that stage of functionality are amortized using the straight-line method over the estimated period of benefit to be received from these costs, which ranges from two to three years.

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

The Company expenses costs of advertising as incurred and has included these expenses as business development expenses in the accompanying consolidated statements of operations. Advertising costs for the years ended September 30, 2004 and 2003 were $9,312 and $5,062, respectively.

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

F-9	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized.

(k)	Stock-Based Employee Compensation

In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation, which generally permits entities to recognize as expense over the vesting period the fair value of all stock-based awards calculated on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25, which provides that compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price and pro forma disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

If the Company had determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income and earnings per share would be reflected in the pro forma amounts indicated below:

		2004	2003
Net income	As reported	$2,525,355	1,264,385
	Pro forma	$1,992,597	1,028,068
Basic earnings per share	As reported	$0.50	0.34
	Pro forma	$0.39	0.28
Diluted earrings per share	As reported	$0.41	0.33
	Pro forma	$0.33	0.27

Pro forma net income reflects only options granted from 1996 to 2004. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options’ expected life of upto 8.5 years and compensation cost for options granted prior to October 1, 1995 is not considered.

(l)	Basic and Diluted Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding.

Options to purchase 19,200 and 879,284 shares of common stock were excluded from the calculation of diluted earnings per share for years ended September 30, 2004 and 2003, respectively, because the exercise prices of these options exceeded the average market price of the common stock for the period (anti-dilutive).

F-10	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

	2004	2003
Diluted earnings per share
Numerator:
Net income	$2,525,355	1,264,385
Denominator:
Weighted average number of:
Common shares outstanding	5,090,304	3,688,892
Dilutive potential common shares outstanding	1,020,919	173,869

	$6,111,223	3,862,761

Diluted earnings per share	$0.41	0.33

(m)	Effects of Recently Issued Accounting Standards

On October 13, 2004, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) on EITF issue 04-10, Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds. The task force concluded that operating segments that do not meet the quantitative thresholds established by Statement of Financial Accounting Standard (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in SFAS No. 131. This EITF becomes applicable for fiscal years ending after October 13, 2004. The Company does not believe that the EITF will have a material effect on its segment disclosures under SFAS No. 131.

On March 9, 2004, the SEC issued Staff Accounting Bulletin (SAB) No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 105 applies to those loan commitments that are accounted for as derivatives in accordance with paragraph three of SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities and contains specific guidance on measuring those loan commitments at fair value. Additionally, it requires registrants to disclose their accounting policies related to loan commitments accounted for as derivatives, including the methods and assumptions used to estimate the fair value of the commitments, as well as any associated hedging strategies. SAB No. 105 is effective for new loan commitments entered into subsequent to March 31, 2004. The Company adopted SAB 105 with no material impact on its consolidated financial statements.

On March 31, 2004, the FASB ratified the consensus reached by the EITF in issue 03-1, The Meaning of Other- Than- Temporary Impairment and Its Application to Certain Investments on the guidance to be used in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This consensus ratified by the FASB on March 31, 2004 was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10 - 20 of EITF 03-1, related to determining whether an impairment is other- than-temporary and measuring the related impairment loss, has been delayed by FASB Staff Position

F-11	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

(FSP) EITF Issue 03-1-1, Effective Date of Paragraphs 10 - 20 of EITF Issue No. 03-1. The Company does not believe that adopting the provisions of paragraphs 10 - 20 of this EITF will have a material effect on its consolidated financial statements.

The FASB had previously ratified in November 2003, the disclosure requirements of EITF 03-1 related to investments with unrealized losses that have not been recognized as other-than-temporary impairments. The disclosures must include the amount of unrealized losses, the related fair value of the investments with unrealized losses, and must be “segregated by those investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer.” The disclosure requirements were implemented with no material impact on its consolidated financial statements.

On March 31, 2004 the FASB ratified the consensus reached by the Emerging Issues Task Force on EITF Issue 03-16, Accounting for Investments in Limited Liability Companies. This EITF issue requires “that an investment in a Limited Liability Company (LLC) that maintains a “specific ownership account” for each investor - similar to a partnership capital account structure - should be viewed as similar to an investment in a limited partnership for purposes of determining whether a noncontrolling investment in an LLC should be accounted for using the cost method or the equity method.” These requirements are applicable for reporting periods beginning after June 15, 2004. The adoption of EITF 03-16 did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the SEC issued SAB No. 104, Revenue Recognition. SAB No. 104 revises or rescinds portions of the interpretative guidance included in SAB No. 101, Revenue Recognition in Financial Statements, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. SAB No. 101, which was issued in December 1999, provides guidance on the recognition, presentation, and disclosure of revenues in the financial statements of SEC registrants. The provisions of SAB No. 104 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The statement specifies how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement was effective for financial instruments entered into or modified after May 31, 2003 and was effective for pre-existing instruments as of the Company’s fourth quarter of 2003. However, the effective date of certain provisions of SFAS No. 150 for certain mandatorily redeemable financial instruments has been deferred by FSP FAS 150-3. Under this FSP, certain mandatorily redeemable shares are subject to the provisions of SFAS No. 150 for the first fiscal period beginning after December 15, 2004. Other mandatorily redeemable shares are deferred indefinitely but may be subject to classification or disclosure provisions of the Statement. Adoption of the applicable provisions of SFAS No. 150 did not have a material effect on the Company’s financial condition or results of operations. Additionally, the Company does not expect that the deferred provisions will have a material effect on its financial condition or results of operations.

F-12	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which provides guidance on the consolidation of certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Such entities are referred to as variable interest entities (VIE’s). FIN 46 requires that a VIE be consolidated by a business enterprise if that enterprise is deemed to be the primary beneficiary of the VIE. FIN 46 was effective January 31, 2003 for the Company with respect to interest in VIE’s that were obtained after that date. With respect to interests in VIE’s existing prior to February 1, 2003, the FASB issued Interpretation No. 46 (revised December 2003) (FIN 46R), which provides technical corrections and extended the effective date of FIN 46 to the first reporting period that ended after March 15, 2004. The issuance of FIN 46(R) had no material impact on the Company’s consolidated financial statements or on its adoption of FIN 46 effective July 1, 2003. The Company has identified one immaterial VIE with an incremental impact on total assets of less than 1% of total assets. The Company has decided not to consolidate this VIE due to its immaterial impact.

(n)	Investment in Joint Venture

The investment in joint venture is accounted for under the equity method of accounting. Under this method, the Company’s investment in the joint venture is recorded at cost and adjusted by the Company’s share of the contributions, distributions and undistributed earnings or losses of the joint venture.

(o)	Goodwill

Goodwill represents the excess of costs over fair value of assets of the business acquired. The Company adopted the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, on July 9, 2004 with the acquisition of INTL Global Currencies. Pursuant to Statement No. 142, goodwill acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142.

(p)	Reclassification

Certain amounts in the 2003 financial statements have been reclassified to conform with the 2004 presentation.

(2)	Agreements for Sale of Preferred Stock and Change in Management

On October 22, 2002, the Company entered into three Share Subscription Agreements (the Subscription Agreements) with three individual investors for the sale of common shares and preferred shares. On December 6, 2002, the Company and three investors amended the Subscription Agreements to provide for the purchase of only shares of Series A preferred stock and the parties completed the transaction on the same date. Under the terms of the amended agreements, the Company sold 2,187,500 Series A preferred shares at $3,510,571 in cash from the transaction, after deducting transaction costs of $208,179 paid in cash. The Company also paid an additional $75,000 in transaction costs through the issuance of 44,117 shares of the Company’s common stock. The Subscription Agreements provided that the Series A preferred shares

F-13	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

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

(3)	Issuance of Convertible Subordinated Notes, Conversion of Subordinated Notes in Common Shares and related Debt Issuance Costs

On March 12, 2004, the Company issued $12,000,000 in principal amount of the Company’s 7% convertible subordinated notes (the Notes) due December 31, 2014. The Notes were issued at par. The Notes carried interest at the rate of 7% per annum, payable semi-annually on June 30 and December 31 of each year. The conversion features of the Notes were approved by the shareholders on March 26, 2004. The Notes were convertible by the holders at any time prior to the maturity date of December 31, 2014 into shares of the Company’s common stock at a conversion price of $5.75 per share. The Company was authorized to cause the outstanding principal balance of the Notes to be converted, in whole or in part, into shares of common stock at any time during the 90 days following the occurrence of all of the following three events: (i) the closing price of the common stock exceeding $8.00 per share (proportionately adjusted to reflect adjustments to conversion price) for 20 consecutive days; (ii) the Company filing a registration statement under the Securities Act to register the issuance of the common stock pursuant to the conversion of the Notes; and, (iii) such registration statement being declared effective by the SEC.

On August 13, 2004, the Company converted the outstanding Notes into shares of the Company’s common stock because the Company had fulfilled the necessary conditions set forth in the Notes allowing for such conversion. As a result of the conversion, the Company issued 2,086,923 shares of common stock to the holders of the Notes, in exchange for the cancellation of $12,000,000 in outstanding debt.

Debt issuance costs of $1,890,828 were incurred in connection with the issuance of the Notes. This total included $997,706 of costs settled in cash for commissions, placement agent fees, professional fees and state filing fees. This total also included $893,121 for the Black-Scholes valuation ($6.00 strike price, 3 year life, risk free rate 2.27%) for the 200,000 warrants issued to the placement agent for placement agent services. Prior to the conversion, the total debt issuance costs were being amortized over the life of the Notes (through December 31, 2014) and charged to interest expense. Upon conversion of the Notes debt issuance costs ($1,812,004) were charged to additional paid in capital as part of the capitalization of the newly issued 2,086,923 common shares.

(4)	Investment in Asset Management Joint Venture

On May 11, 2004, the Company entered into an agreement with Consilium Investment Capital, Inc. (CIC) of Fort Lauderdale, Florida to form INTL Consilium, LLC. (INTL Consilium). INTL Consilium is an

F-14	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

investment management firm which primarily provides investment advice with respect to emerging market securities. In June 2004 the Company made a capital contribution of $500,000 and CIC contributed $100,000 to INTL Consilium. The Company’s total capital contribution was allocated as $100,401 share capital and $399,599 excess capital. The excess capital contribution was made by the Company in recognition of the asset management skills and relationships contributed by CIC. The excess capital contribution has a liquidation preference of three years. The Company is entitled to receive 50.1% of the profits and losses of INTL Consilium. The Company and CIC each hold two seats on the board of directors of INTL Consilium. Two principals of CIC actively manage this business. The Company has assessed the joint venture using the consolidation criteria in FASB Interpretation No. 46R and concluded INTL Consilium is not a variable interest entity. Accordingly, the Company assessed the consolidation criteria established by EITF 96-16 by reviewing the voting rights of each investee of INTL Consilium and due to certain specified operating matters that require board approval concluded to use the equity method of accounting for its investment in INTL Consilium.

For the fiscal year ended September 30, 2004, the Company has recorded a loss of $40,925 for its 50.1% of the joint venture’s loss for the period.

INTL Consilium, LLC

Condensed Statement of Operations

For the period from inception May 11, 2004 through September 30, 2004

(Unaudited)

Revenues:
Management and investment advisory fees	$164,473
Interest	1,963
Other	930

Total revenues	167,366

Non-interest expenses:
Compensation and benefits	172,148
Occupancy and equipment rental	12,290
Professional fees	13,887
Depreciation	839
Business development	22,942
Insurance	13,487
Other	13,458

Total non-interest expenses	249,051

Net loss	$(81,685)

F-15	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

INTL Consilium, LLC

Condensed Balance Sheet

September 30, 2004

(Unaudited)

Assets
Cash	$340,691
Management and investment advisory fees receivable	64,794
Investment in INTL Consilium sponsored fund	103,778
Property and equipment, net	6,711
Other assets	5,006

Total assets	$520,980

Liabilities and Members’ Equity
Liabilities	$2,665
Members’ equity:
Common stock	200,401
Excess capital contribution	399,599
Retained deficit	(81,685)

Total liabilities and members’ equity	$520,980

(5)	Investment in INTL Consilium Sponsored Fund

Investment in INTL Consilium sponsored fund of $3,020,805 consists of an investment in a hedge fund managed by INTL Consilium. The fund primarily invests in emerging market debt securities. The Company owns 50.1% of the investment manager of the hedge fund, INTL Consilium, through a joint venture agreement (Note 4). The Company invested $3,000,000 in the fund in July 2004. The investment is carried at the net asset valuation provided by the hedge fund’s recordkeeping administrator as of the end of the period. Investment withdrawals require ninety days’ written notice to the manager of the fund as well as additional limitations on the amount of withdrawal. The manager may waive the withdrawal limitations in its sole discretion.

(6)	Acquisition of the Foreign Exchange Business of Global Currencies Limited

On July 9, 2004 the Company completed the acquisition of the foreign exchange business of Global Currencies Limited through the purchase of all the shares of INTL Holdings (U.K.) Limited. INTL Holdings (U.K.) Limited is a U.K. holding company that owns 100% of INTL Global Currencies Limited (INTL Global Currencies). The Company made cash payments of $4,594,440 and issued 150,000 common shares of the Company valued at $1,471,500 as of the date of the purchase. The cash payments consisted of $1,000,000 cash premium paid to the sellers, $3,577,375 for the value of the net assets received, less

F-16	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

negotiation differences of $49,982 related to fixed asset amounts and stamp duty adjustments. In addition, the Company paid $67,047 for legal and accounting related fees.

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

The Company funded the acquisition from its existing working capital, which includes amounts previously generated from the Company’s issuance of $12,000,000 of Notes in March 2004.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain assets; thus, the allocation of the purchase price is subject to refinement.

Receivable from brokers, dealers and clearing	$15,309,696
Receivable from customers	3,763,377
Fixed assets	45,511

Total assets	19,118,584

Payable to brokers, dealers and clearing organizations	79,745
Payable to customers	8,097,688
Demand loan payable	7,215,486
Accrued expenses	115,127
Income taxes payable	33,163

Total liabilities	15,541,209

Total net assets acquired	$3,577,375

(7)	Goodwill

The purchase price paid by the Company for the acquisition of the foreign exchange business of Global Currencies Limited exceeded the net asset value received by $2,488,565. This amount was treated as goodwill. The Company has accrued additional goodwill under the earnout provisions of the purchase agreement.

F-17	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

The goodwill related to the INTL Global Currencies acquisition is as follows:

Cash premium paid to sellers	$1,000,000
Cash paid for net assets received	3,577,375
Negotiation differences for fixed assets and stamp duty	(49,982)
Legal and accounting fees	67,047
Value of 150,000 common shares at $9.81 per share	1,471,500

Total payments of cash and shares	6,065,940
Less: Fair value of net assets received	3,577,375

Initial goodwill	2,488,565
Additional goodwill under earnout based on foreign exchange revenues from July 9, 2004 through September 30, 2004	286,380

Total goodwill as of September 30, 2004	$2,774,945

The additional goodwill will be calculated for each period as each earnout payment is earned and an adjustment will be recorded to goodwill. The additional payments will be due one year after the closing date of July 9, 2004 and each six months thereafter, until December 2006.

(8)	Commission Revenue

Commission revenues of $903,507 and $1,124,513 reported for the years ended September 30, 2004 and 2003, were primarily related to introducing broker fees that the Company received in connection with its wholesale debt trading activities.

	2004	2003
Wholesale commission revenue	$1,616,851	1,472,475
Amounts paid to wholesale third party	(713,344)	(348,900)

Net wholesale commission revenue	903,507	1,123,575
Other	—	938

Total commission revenue, net	$903,507	1,124,513

F-18	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

(9)	Software Development Costs

Software development costs that have been capitalized are amortized over a period ranging from two to three years. The Company’s software development efforts relate to software systems used internally for the Company’s Internet based trading systems.

	2004	2003
Balance beginning of year, net	$55,544	282,718
Dispositions	—	—
Amortization expense	(55,544)	(227,174)

Balance end of year, net	$—	55,544

(10)	Related Party Transactions

In March 2004, the Company issued $12,000,000 in principal amount of the Company’s 7% convertible subordinated notes (the Notes). Executive officers and directors of the Company participated in the offering and purchased $1,282,500 of the Notes. In August 2004, the Company converted the outstanding notes into common shares. At conversion, the Notes owned by the officers and directors were converted into 223,042 common shares. In March 2004, the shareholders approved the issuance of the common shares upon the conversion of the Notes, including the issuances to the Company’s executive officers and directors. See note 3 for additional information regarding the issuance and conversion of the Notes.

In July 2004, a major outside shareholder of the Company invested $50,000,000 in a hedge fund managed by INTL Consilium.

On August 28, 2000, the Company made a loan to an executive officer of the Company evidenced by a $66,000 promissory note. The note was initially due on August 27, 2001, and was subsequently extended. The note bore interest at 6.27 percent per annum. On March 31, 2003, the then remaining loan balance was paid in full.

On August 9, 2002, the Board of Directors of the Company entered into a list broker agreement between Veitia & Associates (V&A) and the Company regarding the management and leasing of the Company’s list rental access, for the period October 1, 2002 to December 13, 2004. V&A will receive 90% of any proceeds generated by V&A from this agreement. V&A is a company solely owned and controlled by the Company’s Executive Chairman. During the year ended September 30, 2004 and 2003, V&A received $8,730 and $7,030, respectively, under this agreement.

In November 2002, the Company made a $20,000 contribution to a not-for-profit foundation established by the Executive Chairman of the Company. The sole purpose of the foundation is to make charitable contributions, primarily in the form of education scholarships.

F-19	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

(11)	Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased, at Market Value

Financial instruments owned and financial instruments sold, not yet purchased at September 30, 2004 and 2003 consisted of trading and investment securities at market values as follows:

	Owned	Sold, not yet purchased
September 30, 2004:
Common stock and American Depository Receipts	$1,546,117	1,401,367
Foreign ordinary stocks, paired with their respective American Depository Receipts	8,851,358	8,935,260
Corporate and municipal bonds	2,085,122	—
Foreign government obligations	1,529,410	454,025
Negotiable instruments (promissory notes)	2,905,812	—
Options and futures	1,762,052	1,519,891
Commodities	55,076	—
U.S. Government obligations	17,194	—
Other investments	53,484	—

	$18,805,625	12,310,543

	Owned	Sold, not yet purchased
September 30, 2003:
Common stock and American Depository Receipts	$1,395,065	2,223,180
Foreign ordinary stocks, paired with their respective American Depository Receipts	2,615,667	2,687,873
Corporate and municipal bonds	1,594,522	813,975
Options and futures	400,342	183,603
Commodities	22,594	—
Foreign government obligations	57,128	276,266
Other investments	59,581	10,252

	$6,144,899	6,195,149

F-20	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

(12)	Interest Income and Interest Expense

	2004	2003
Interest income and interest expense:
Interest income	$167,305	52,875

Interest expense:
On-demand bank lending for foreign exchange business	$95,282	—
Short securities trading position balances	174,369	43,682
Convertible subordinated notes payable	378,243	—
Amortization of debt issuance costs	78,824	—
Other	3,952	—

Interest expense	$730,670	43,682

(13)	Dividend Income and Expense, net

	2004	2003
Dividend income (expense), net:
Dividend income	$198,352	84,172
Dividend expense	(598,442)	(106,287)

Dividend expense, net	$(400,090)	(22,115)

F-21	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

(14)	Receivables From and Payable to Brokers, Dealers and Clearing Organization

Amounts receivable from and payable to brokers, dealers and clearing organization at September 30, 2004 and 2003 consisted of the following:

	Receivables	Payable
September 30, 2004:
Open securities transactions with clearing organization, net	$—	6,314,652
Securities clearing fees and related charges payable with clearing organization, net	—	58,402
Introducing fee receivable	147,235	—
Open foreign currency transactions	7,552,215	2,899,803

	$7,699,450	9,272,857

September 30, 2003:
Open securities transactions with clearing organization, net	$1,406,405	—
Securities clearing fees and related charges payable with clearing organization, net	(19,737)	—
Introducing fee receivable	155,238	—
Open foreign currency transactions	971,463	—
Open metals transactions	—	1,700

	$2,513,369	1,700

Receivables and payables to brokers, dealers and clearing organization result from open trading activities between the Company and other financial institutions including banks, securities broker-dealers, market-makers and counter-parties. Receivables and payables to certain organizations are reported net, when a right of setoff exists with the broker, dealer or clearing organization.

F-22	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

(15)	Receivable From and Payable to Customers

Amounts receivable from and payable to customers at September 30, 2004 and 2003 consisted of the following:

	Receivables	Payable
September 30, 2004:
Open transactions - foreign currency trading	$11,018,572	4,613,146
Margin deposits held - metals trading	—	11,036
Advance payment - other debt structures	—	41,000
Pledge receivable - metals trading	1,339,840	—

	$12,358,412	4,665,182

September 30, 2003:
Open transactions - foreign currency trading	$19,271	—
Fee receivable - other debt originations	125,000	—

	$144,271	—

Receivables and payables to customers result from open trading activities between the Company and its customers which are not financial institutions or broker-dealers. Receivables and payables to certain customer organizations are reported net, when a right of setoff exists with the customer.

(16)	Other Assets

Other assets at September 30, 2004 and 2003 consisted of the following:

	2004	2003
Other receivables	$32,651	128,001
Deposit with clearing organization	500,000	500,000
Prepaid expenses and other assets	128,990	159,510

	$661,641	787,511

(17)	Demand Loan Payable

At September 30, 2004, INTL Global Currencies had a multi-currency on-demand overdraft facility of up to $7,000,000 with one U.K. bank. The overdraft facility provides a right of set-off between amounts borrowed in one or more currencies against positive balances in one or more other currencies. Amounts borrowed bear interest at the London Interbank Offered Rates (LIBOR) for each currency plus 2%. The overdraft facility is guaranteed by International Assets Holding Corporation. At September 30, 2004, the net borrowings INTL Global Currencies exceeded the credit facility limit by $3,447,417. This excess borrowing is guaranteed by a cross-lending guarantee from the former owner of the foreign exchange trading business of INTL Global Currencies. The former owner of the foreign exchange business is not obligated by any written agreement to provide access to this additional credit and the guarantee is

F-23	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

expected to cease before December 31, 2004. In October 2004, the Company obtained additional on-demand overdraft facilities from two U.S. banks totaling $4,000,000.

At September 30, 2004, the U.S. dollar equivalent of the components of the net borrowing under the overdraft facility with a single financial institution by currency were as follows:

Positive balance (overdraft) U.S. dollar equivalent
United States Dollar	$(5,549,965)
Euro	(2,826,520)
United Kingdom Pound Sterling	(2,202,841)
Swiss Franc	(76,697)
Norwegian Krona	441
Danish Krona	196
Swedish Krona	5,770
Indian Rupee	(511,067)
Indonesian Rupiah	2,452
Japanese Yen	175
Canadian Dollar	698,967
Mexican Peso	4,244
South African Rand	12,325
Namibian Dollar	(4,897)

Demand loan payable	$(10,447,417)

(18)	Financial Instruments with Off-Balance Sheet Risk

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer. In addition, the Company has sold financial instruments that it does not currently own and will therefore be obligated to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements at September 30, 2004 at market values of the related financial instruments (totaling $12,310,543). The Company will incur losses if the market value of the financial instruments increases subsequent to September 30, 2004. The total of $12,310,543 includes $1,519,891 for options and futures contracts, which represent a liability to the Company based on their market value as of September 30, 2004.

(19)	Capital and Cash Reserve Requirements

INTL Trading is subject to the net capital rules imposed by the Securities and Exchange Commission under SEC Rule 15c3-1. This rule requires maintenance of minimum net capital of an amount equal to the greater of $100,000, 6-2/3 percent of aggregate indebtedness, or $2,500 for each security in which a market is made with a bid price over $5 and $1,000 for each security in which a market is made with a bid price of $5 or less with a ceiling of $1,000,000. Rule 15c3-1 also requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. As of September 30, 2004, the Company had excess net capital of

F-24	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

$2,596,370, a ratio of aggregate indebtedness to net capital of 1.44 to 1 and a percentage of debt to debt-equity total computed in accordance with Rule 15c3-1(d) of 29%.

INTL Trading is exempt from the customer reserve requirements and providing information relating to possession or control of securities pursuant to SEC Rule 15c3-3 because INTL Trading meets the exemption set forth in SEC Rule 15c3-3(k)(2)(ii).

(20)	Leases

The Company leases approximately 5,100 square feet of office space at 220 E. Central Parkway in Altamonte Springs, Florida. This lease commenced on February 1, 2002 and expires on July 31, 2009. The Company leases approximately 5,300 square feet of office space at 708 Third Avenue in New York, New York. This lease commenced on December 13, 2002, and expires on September 30, 2009. The Company leases approximately 1,500 square feet of office space at Nedbank House, 20 Abchurch Lane, London. This lease commenced on October 1, 2003 and expires on January 31, 2006. The London office space is shared with the previous owners of the foreign exchange business under a shared cost apportionment arrangement. During the 2003 and 2004 fiscal years the Company leased approximately 310 square feet of office space at 1111 Brickell Avenue in Miami, Florida. This lease commenced on December 18, 2002, and expired on January 31, 2004.

The Company is obligated under various noncancelable operating leases for the rental of office facilities, service obligations and certain office equipment. The expense associated with operating leases amounted to $604,326 and $480,467 for the years ended September 30, 2004 and 2003, respectively. The expense associated with the operating leases and service obligations are reported in the statements of operations in occupancy and equipment rental, clearing and related and other expenses.

Future minimum lease payments under noncancelable operating leases as of September 30, 2004 are as follows:

Year ending September 30,
2005	$720,300
2006	401,500
2007	327,400
2008	328,000
2009	303,100
Thereafter	700

Total future minimum lease payments	$2,081,000

F-25	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

(21)	Income Taxes

Income tax expense for the years ended September 30, 2004 and 2003 consisted of:

	Current	Deferred	Total
2004:
United States	$1,287,795	(2,227)	1,285,568
United Kingdom	79,754	—	79,754
State and local	483,162	(745)	482,417

	$1,850,711	(2,972)	1,847,739

2003:
United States	$—	180,424	180,424
State and local	—	30,885	30,885

	$—	211,309	211,309

Total income tax expense for the years ended September 30, 2004 and 2003 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before income taxes as a result of the following:

	2004		2003
	Amount	% of pretax income	Amount	% of pretax income
Computed “expected” tax expense	$1,486,852	34.0%	$501,736	34.0%
(Decrease) increase in income tax expense resulting from:
State income taxes, net of Federal income tax benefit	318,395	7.3%	53,568	3.6%
Meals and entertainment expenses not deductible for tax purposes	23,339	0.5%	13,119	0.9%
Memberships	5,379	0.1%	4,416	0.3%
Foreign income	11,498	0.3%	—	0.0%
Other, net	2,276	0.1%	1,691	0.1%
Changes in valuation allowance	—	0.0%	(363,221)	(24.6%)

	$1,847,739	42.3%	$211,309	14.3%

F-26	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

Deferred income taxes as of September 30, 2004 and 2003 reflect the impact of “temporary differences” between amounts of assets and liabilities for financial statement purposes and such amounts as measured by tax laws. The temporary differences give rise to deferred tax assets and liabilities, which are summarized below as of September 30, 2004 and 2003:

	2004	2003
Gross deferred tax liabilities:
Accumulated depreciation and amortization	$(41,879)	(15,131)
Software development costs	—	(20,901)

Total gross deferred tax liabilities	(41,879)	(36,032)

Gross deferred tax assets:
Securities inventory allowance	34,050	13,044
Investment in limited partnership	953	4,004
Nonqualified stock option expense	19,326	—
Compensation bonus accrual	256,357	173,380
Net operating loss carryforward	26,042	173,372
Alternative minimum tax carryforward	37,580
Other	—	1,689

Total gross deferred tax asset	374,308	365,489
Valuation allowance	—	—

Total net deferred tax assets	374,308	365,489

Net deferred tax asset	$332,429	329,457

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of September 30, 2004, based upon the projections for future taxable income, management believes it is more likely than not that the Company will realize the benefits of these deductible differences and net operating loss carryforward, net of the recorded valuation allowance.

The total amount of undistributed earnings of INTL Global Currencies the Company’s foreign subsidiary, for income tax purposes, was approximately $186,100 at September 30, 2004. It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiary and thereby indefinitely postpone its remittance. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of the foreign subsidiary were paid as dividends to the Company. It is not practicable to calculate the unrecognized deferred tax liability on those earnings.

F-27	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

At September 30, 2004, the Company had net operating loss carryforwards for state of Florida income tax purposes which begin to expire in the fiscal year ending 2021. In addition, as described in note 2, Agreements for Sale of Preferred Stock and Change in Management, the Company has entered into three share subscription agreements. In some cases these types of transactions may cause a limitation on the availability of the net operating loss carryforward.

(22)	Employee Benefit Plan

Effective January 1, 2003, the Company implemented a Savings Incentive Match Plan for Employees IRA (SIMPLE IRA). All employees are eligible to participate in the SIMPLE IRA upon the later of (a) the plan’s effective date (January 1, 2003) or (b) the employee’s date of hire. Eligible employees may elect to contribute up to a maximum of $9,000 ($10,500 if over age 50) for 2004. The Company is required to provide an employer match of the employee’s elective deferral on a dollar-for-dollar basis not to exceed the lesser of 3% of the employee’s compensation or $9,000 for 2004 ($10,500 if over age 50). Each employee is 100% vested in both the employee and employer contributions at all times. For the years ended September 30, 2004 and 2003, the employer match was $142,988 and $64,845, respectively.

(23)	Stock Options and Warrants

The International Assets Holding Corporation 2003 Stock Option Plan (the 2003 Plan) was adopted by the Board of Directors of the Company on December 19, 2002 and approved by the Company’s stockholders on February 28, 2003. The 2003 Plan expires on December 19, 2012. The International Assets Holding Corporation Stock Option Plan (the 1993 Plan) was adopted by the Board of Directors of the Company and approved by the Company’s stockholders on January 23, 1993 and expired on January 23, 2003. The 1993 Plan and the 2003 Plan (collectively the Plans) permit the granting of stock options to employees, directors and consultants of the Company. Stock options granted under the Plans may be “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options, which do not meet the requirements of Section 422. As of September 30, 2004, a total of 1,000,000 shares of the Company’s common stock have been authorized for issuance pursuant to options granted under the 2003 Plan. The Company was authorized to issue up to 1,339,300 shares of the Company’s common stock at the time that the 1993 Plan expired on January 23, 2003.

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

At September 30, 2004, there were 364,650 additional shares available for grant under the 2003 Plan. Using the Black-Scholes option-pricing model, the per share weighted average fair values of stock options granted during 2004 and 2003, where the exercise price equals the market price of the stock on the grant date, were $1.28 and $.95, respectively. The per share weighted average fair value of stock options granted during 2003 where exercise price was greater than the market price on the grant date was $1.22. No

F-28	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

options were granted during 2004 where the exercise price was greater than the market price on the date of grant.

The following weighted average assumptions were used:

	2004	2003
Exercise price equal to the market price on grant date:
Expected risk-free interest rate	1.36%	2.94%
Expected life	.88 Years	4.87 years
Expected volatility	91.0%	91.4%

Exercise price greater than the market price on grant date:
Expected risk free interest rate	—	3.25%
Expected life	—	5.7 years
Expected volatility	—	92.1%

Stock option activity during the fiscal years ended September 30, 2004 and 2003 was as follows:

	Number of shares	Weighted average exercise price
Outstanding at September 30, 2002	527,224	$2.40

Granted	957,000	2.31
Exercised	(103,400)	2.29
Forfeited	(26,974)	7.88
Expired	(25,690)	3.76

Outstanding at September 30, 2003	1,328,160	2.21

Granted	230,000	5.87
Exercised	(129,769)	2.67
Forfeited	(3,335)	1.30
Expired	(143,050)	6.26

Outstanding at September 30, 2004	1,282,006	$2.37

At September 30, 2004 the range of exercise prices and weighted average remaining contractual life of outstanding options was $0.60 – $11.63 and 7.03 years, respectively.

At September 30, 2004 and 2003, the number of options exercisable was 640,581 and 336,322, respectively, and the weighted average exercise price of those options was $2.23 and $2.14, respectively.

F-29	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

Incentive Stock Options

As of September 30, 2004, options outstanding under qualified incentive stock options, including their grant date, exercise price and expiration date, were as follows:

Options outstanding	Grant date	Exercise price	Expiration date	Exercisable
26,378	December 28, 1995	$2.09	December 28, 2005	A
2,194	December 11, 1996	$2.51	December 11, 2006	B
83,930	November 2, 1998	$1.38	November 2, 2008	C
10,000	November 2, 1998	$1.25	November 2, 2008	A
5,450	December 9, 1999	$7.17	December 9, 2009	B
3,750	March 10, 2000	$11.63	March 10, 2010	A
20,000	December 22, 2000	$2.13	December 22, 2010	D
25,000	March 9, 2001	$3.44	March 9, 2011	E
50,000	March 9, 2001	$3.13	March 9, 2011	E
3,000	March 9, 2001	$3.13	March 9, 2011	D
40,000	October 5, 2001	$0.90	October 5, 2011	D
25,000	October 5, 2001	$0.99	October 5, 2011	D
20,000	December 22, 2001	$0.60	December 22, 2011	D
11,668	January 3, 2002	$0.65	January 3, 2012	E
14,000	April 11, 2002	$1.40	April 11, 2012	E
20,000	December 6, 2002	$1.30	December 6, 2012	D
285,000	December 6, 2002	$2.50	December 6, 2012	D
74,087	December 6, 2002	$1.30	December 6, 2012	E
198,253	March 7, 2003	$2.50	March 7, 2013	D
26,668	May 20, 2003	$2.25	May 20, 2013	C
33,500	November 14, 2003	$4.75	November 14, 2007	E
10,000	April 16, 2004	$7.50	April 16, 2008	F

987,878

(A)	Exercisable at 20% per year beginning one year from the date of grant.

(B)	Exercisable at 20% per year beginning three years from the date of grant.

(C)	Exercisable at 30% after year one, 30% after year two and 40% after year three.

(D)	Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three. These options are 100% exercisable upon a change in control of the Company.

(E)	Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three.

(F)	Exercisable at 33% after year one, 33% after year two and 34% after year three.

As of September 30, 2004 and 2003, qualified incentive stock options covering 475,983 and 251,050 shares respectively, were exercisable. During the year ended September 30, 2004 and 2003, incentive stock options covering 101,769 and 53,400 shares were exercised with a weighted average exercise price of $2.66 and $2.10, respectively.

F-30	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

Nonqualified Stock Options

As of September 30, 2004, options outstanding under nonqualified options, including their grant date, exercise price and expiration date, were as follows:

Options outstanding	Grant date	Exercise price	Expiration date	Exercisable
11,990	July 20, 1998	$2.40	July 20, 2008	A
11,990	January 6, 1999	$1.25	January 6, 2009	A
10,900	June 4, 1999	$6.65	June 4, 2009	A
22,500	March 9, 2001	$3.13	March 9, 2011	B
45,000	October 5, 2001	$0.90	October 5, 2011	C
156,748	March 7, 2003	$2.50	March 7, 2013	C
25,000	May 1, 2003	$2.50	December 31, 2004	D
10,000	May 11, 2004	$6.51	May 11, 2008	E

294,128

(A)	Exercisable at 20% per year beginning one year from the date of grant.

(B)	Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three.

(C)	Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three. These options are 100% exercisable upon a change in control of the Company.

(D)	Exercisable at 50% on September 30, 2003 and 50% on September 30, 2004.

(E)	Exercisable at 33% after year one, 33% after year two and 34% after year three.

As of September 30, 2004 and 2003, non-qualified options covering 164,598 and 85,272 shares, respectively, were exercisable. During the years ended September 30, 2004 and 2003, non-qualified options covering 28,000 and 50,000 shares were exercised with a weighted average price of $2.71 and $2.50, respectively.

Warrants

In 2004, the Company issued warrants covering 200,000 shares of common stock to the placement agent for the Company’s offering of $12,000,000 in Notes. The warrants are exercisable by the holder at any time prior to June 30, 2007. The Company may, at its option, require the warrant-holder to exercise all or any of the warrants in the event that all of the following conditions are fulfilled: (i) the closing price of the Company’s common stock exceeds $9.00 per share for a period of twenty (20) consecutive trading days; (ii) the Company files a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares of common stock issuable upon the exercise of the warrants; and (iii) such registration statement is declared effective by the Securities and Exchange Commission. The warrants will be exercisable at an exercise price equal to $6.00, subject to customary adjustment provisions. The conversion rights of the warrants were approved by the shareholders on March 26, 2004.

The Black-Scholes valuation of the warrants as of March 2004 was $893,121 ($6.00 strike price, 3 year life, risk free interest rate 2.27%) for the 200,000 warrants issued to the placement agent for placement

F-31	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

agent services. In March 2004, this $893,121 value was charged to debt issuance costs and amortized over the life of the convertible subordinated notes (through December 31, 2014) and charged to interest expense. In August 2004, upon conversion of the subordinated notes to common shares, the unamortized balance was charged to additional paid in capital.

As of September 30, 2004, warrants outstanding, including their grant date, exercise price and expiration date, were as follows:

Warrants outstanding	Grant date	Exercise price	Expiration date	Exercisable
142,083	March 2, 2004	$6.00	July 30, 2007	A
57,917	March 12, 2004	$6.00	July 30, 2007	A

200,000

(A)	100% exercisable on date of grant.

(24)	Preferred Stock

The Company is authorized to issue 5,000,000 shares of its preferred stock at a par value of $.01 per share. As of September 30, 2004 and 2003, no preferred shares are outstanding and the Board of Directors has not yet determined the specific rights and privileges of these shares.

(25)	Commitments and Contingent Liabilities

In November 2002, INTL Trading entered into a fully disclosed clearing agreement with Pershing LLC (Pershing). In January 2003, the Company began trading fixed income securities under this agreement. In April 2003, the Company began clearing its equity securities under this agreement. The agreement requires the Company to pay a termination fee if the Company terminates the agreement. The termination fee would be $100,000 if the Company were to terminate in the first year; $50,000 if the Company were to terminate in the second year; and reasonable and documentable deconversion-related expenses if the Company were to terminates in the third year or thereafter.

The Company has entered into three individual employment agreements with its Chief Executive Officer, President and Chief Operating Officer. The employment agreements for the Chief Executive Officer and the President each have an effective date of October 22, 2002 and terminate on October 21, 2005. The employment agreement for the Chief Operating Officer has an effective date of October 1, 2002 and terminates on September 30, 2005. Under the terms of the employment agreements, each officer will receive specified annual compensation and have the right to receive bonuses. The bonuses will be determined by the Board of Directors by taking into account the consolidated pre-tax earnings of the Company. In the event of termination of the agreements by the Company other than for cause, or if the executive resigns as a result of a breach by the Company, each agreement provides for payments to the relevant officer of an amount equal to 100% of his total compensation for the remaining term of the agreement or 6 months if longer, following the date of termination. The Company is also required to provide life insurance, medical insurance, disability insurance, retirement and other benefits comparable to those provided by comparable companies to their senior executive officers.

F-32	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

The Company has entered into an employment agreement with its Executive Chairman effective October 1, 2002 and terminating on September 30, 2005. In the event of termination of the employee agreement by the Company other than for cause, or if the executive resigns as a result of a breach by the Company, the agreement provides for payments to the Executive Chairman in an amount equal to 100% of his total compensation for the remaining term of the agreement or 6 months if longer, following the date of termination. The Company is also required to provide life insurance, medical insurance, disability insurance, retirement and other benefits comparable to those provided by comparable companies to their senior executive officers. The Company has also entered into a consulting agreement with Veitia and Associates (V&A) for the additional services required from the Executive Chairman (who served as chief executive officer prior to October 22, 2002). V&A is a company solely owned by the Executive Chairman of the Company. The consulting agreement has a term from September 1, 2002 through August 31, 2005. Under the terms of this agreement, the Executive Chairman will receive specified comprehensive annual compensation, certain general employee benefits, a monthly automobile allowance, monthly membership dues and reimbursement for personal income tax preparation fees. V&A will assume certain other business expenses incurred by the executive that previously had been reimbursed by the Company. The Company may award bonuses to the Executive Chairman from time to time as determined by the Board of Directors. In the event of termination of the consulting agreement by the Company other than for cause, or if the consultant resigns as a result of a breach by the Company, the agreement provides for payments to the Executive Chairman in an amount equal to 100% of the maximum compensation for the remainder of the term.

(26)	Quarterly Financial Information (Unaudited)

	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004
2004:
Total revenues	$5,328,626	6,368,934	4,627,179	5,712,990
Interest expense	24,068	134,054	305,587	266,961
Net revenues	5,304,558	6,234,880	4,321,592	5,446,029
Non-interest expenses	4,028,530	4,656,411	3,504,574	4,744,450
Income before income taxes	1,276,028	1,578,469	817,018	701,579
Net income	772,352	882,443	434,152	436,408
Net income per share - basic	0.16	0.19	0.09	0.07
Net income per share - diluted	0.14	0.15	0.07	0.06

F-33	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003
2003:
Total revenues	$2,040,937	1,602,944	2,546,728	4,607,828
Interest expense	193	639	13,711	29,139
Net revenues	2,040,744	1,602,305	2,533,017	4,578,689
Non-interest expenses	1,693,052	1,729,412	2,342,357	3,514,240
Income (loss) before income taxes	347,692	(127,107)	190,660	1,064,449
Net income (loss)	210,367	(83,648)	115,268	1,022,398
Net income (loss) per share - basic	0.09	(0.03)	0.03	0.22
Net income (loss) per share - diluted	0.09	(0.03)	0.02	0.21

(27)	Segment Analysis

International Assets Holding Corporation and its subsidiaries form a financial services group focused on select international securities and commodities markets. The Company’s activities are currently divided into four functional areas — international equities market-making, international debt capital markets, foreign exchange/commodities trading and asset management. During May 2004, the Company expanded into the asset management business through its 50.1% investment in INTL Consilium. The Company’s asset management activities will not be separately reported until certain asset and revenue levels are achieved (see note 4).

International Equities Market-Making:

Through INTL Trading, the Company acts as a wholesale market-maker in select foreign securities including unlisted American Depositary Receipts (ADRs) and foreign ordinary shares. INTL Trading provides execution and liquidity to national broker-dealers, regional broker-dealers and institutional investors.

International Debt Capital Markets:

The Company actively trades a wide variety of international debt instruments. The Company also invests in international debt instruments on a proprietary basis and arranges international debt transactions. The Company trades and invests in international bonds, including both investment grade and higher yielding emerging market bonds. The Company generally focuses on smaller issues, such as emerging market sovereign, corporate and bank bonds that trade worldwide on an over-the-counter basis. Through its customer relationships, the Company periodically identifies opportunities to arrange, purchase or sell debt transactions that fall outside the parameters of established financial markets. These transactions generally involve negotiable emerging market debt and may be documented by promissory notes, bills of exchange, loan agreements, accounts receivable and other types of debt instruments.

F-34	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

Foreign Exchange/ Commodities Trading:

The Company trades select illiquid currencies of developing countries. The Company’s target customers are financial institutions, multi-national corporations, governmental and charitable organizations operating in these developing countries. In addition, the Company executes trades based on the foreign currency flows inherent in the Company’s existing international securities activities. The Company primarily acts as a principal in buying and selling foreign currencies on a spot basis. The Company derives revenue from the difference between the purchase and sale prices. The Company periodically holds foreign currency positions for longer periods to create liquidity for customers or generate proprietary earnings potential.

The Company provides a full range of trading and hedging capabilities to select producers, consumers, recyclers and investors in precious metals and some base metals. Acting as a principal, the Company commits its own capital to buy and sell the metals on a spot and forward basis.

Other:

All other transactions that do not relate to the operating segments above are classified as ‘Other’. As of September 30, 2004, certain cash accounts and balances were maintained to support administrative as well as all of the operating segments. These multi-segment assets were allocated to ‘Other’. Revenue reported for ‘Other’ also includes interest income.

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

	2004	2003
Revenues:
International equities market-making	$16,709,000	7,675,000
International debt capital markets	2,622,000	1,933,000
Foreign exchange/commodities trading	2,560,000	1,017,000
Other	147,000	173,000

Total	$22,038,000	10,798,000

Net contribution:
(Revenue less clearing and related and variable trader bonus compensation):
International equities market-making	$8,737,000	4,432,000
International debt capital markets	1,910,000	994,000
Foreign exchange/commodities trading	1,981,000	695,000

Total	$12,628,000	6,121,000

F-35	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

	2004	2003
Total assets:
International equities market-making	$22,216,000	9,538,000
International debt capital markets	8,734,000	2,670,000
Foreign exchange/commodities trading	30,912,000	2,513,000
Other	5,858,000	2,616,000

Total	$67,720,000	17,337,000

Reconciliation of net contribution to income before income tax expense:
Net contribution allocated to segments	$12,628,000	6,121,000
Fixed costs not allocated to operating segments	8,255,000	4,645,000

Income before income tax expense	$4,373,000	1,476,000

(28)	Subsequent Events

Beginning in October 2004, the Company entered into a series of financial transactions (the Transactions) with an unaffiliated financial institution in Latin America for a transaction fee. These transactions involved three distinct and simultaneous steps:

a)	the acquisition by the Company of a beneficial interest (Trust Interest) in certain trusts (the Trusts) in exchange for the assumption of a liability to deliver securities, at a transaction value of $22,800,000. This step did not require any prior purchase or delivery of securities by the Company. The Trusts were previously established by the financial institution to hold a variety of assets;

b)	entry into a repurchase agreement in terms of which the Company notionally repurchased these undelivered securities for cash, at a price of $22,800,000. This leaves the Company with an asset of securities receivable under the repurchase agreement;

c)	entry into a total return swap (TRS) agreement.

i)	In terms of the TRS agreement the Company notionally received cash of $22,800,000 as collateral for the potential liability of the financial institution to the Company. This leaves the Company with a liability to return the collateral to the financial institution to the extent required by the swap agreement.

ii)	There is provision in the TRS agreement for an offsetting arrangement that should leave the Company unaffected by any changes in the values of the Trust Interest or securities deliverable. This gives rise to a matching TRS receivable and TRS payable.

iii)	When the Transactions terminate in November 2007 the Company intends to sell the Trust Interest at the then prevailing market value. As part of the Transactions, the gain or loss arising from the change in market value of the Trust Interest will be passed to the financial institution.

F-36	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

iv)	The Company has obtained legal advice on the Transactions and believes that the TRS agreement has been structured in such a way as to fully offset any changes in the value of the Trust Interest against its liability to deliver certain securities to the financial institution.

In terms of FIN 39 the nominal payment and receipt of an equal amount of cash as described in b) and c) i) above have a net effect of zero on the Company’s cash position, represent transactions with a single counterparty and may therefore be offset. In terms of FIN 39 the asset of securities receivable under the repurchase agreement in b) may be offset against the collateral liability of the Company in c) ii), since they involve an asset and liability position with a single counterparty.

The net result is that the Company reports the effects of a) above: an increase in assets of $22,800,000, being the Trust Interest, and the assumption of a liability to deliver $22,800,000 of securities. Over time, as the value of the Trust Interest changes, the Company will show an increase or decrease in the value of the TRS receivable, offset by a decrease or increase in the value of the TRS payable.

The Company intends to enter into additional similar transactions with the same financial institution that should increase the aggregate amounts of both related assets and liabilities to $26,100,000.

Although the Transactions will temporarily increase the Company’s assets and liabilities until termination, the Company expects that the only net cash flow will be the Company’s receipt of fee revenue.

In November 2004, a major outside shareholder of the Company increased its investment in a hedge fund managed by INTL Consilium from $50,000,000 to $75,000,000. Also, in November 2004, an affiliated member of the major shareholder was elected to the Board of Directors of the Company.

F-37

Exhibit Index

Exhibit No.	Description

10.24	Operating Agreement dated May 7, 2004, by and between the Company and Consilium Investment Capital, Inc.

21	List of the Company’s subsidiaries.

23.1	Consent of KPMG to the incorporation by reference to Form S-8.

23.2	Consent of KPMG to the incorporation by reference to Form S-3.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.