Form 10QSB
period 2004-12-31
INTERNATIONAL ASSETS HOLDING CORP
filed 2005-02-14
CIK 913760

U.S. Securities and Exchange Commission

Washington D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

The issuer had 7,272,319 outstanding shares of common stock as of February 11, 2005.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2004	September 30, 2004

Assets
Cash	$5,251,059	$3,523,604
Cash and cash equivalents deposited with brokers, dealers and clearing organization	14,844,317	17,560,863
Receivable from brokers, dealers and clearing organization	19,099,916	7,699,450
Receivable from customers	12,983,225	12,358,412
Financial instruments owned, at market value	17,133,472	18,805,625
Trust certificates, at cost	29,739,902	—
Income taxes receivable	67,453	57,881
Investment in asset management joint venture	498,433	459,075
Investment in INTL Consilium sponsored fund	3,501,694	3,020,805
Deferred income tax asset, net	407,738	332,429
Fixed assets and leasehold improvements at cost, net of accumulated depreciation and amortization	482,062	465,023
Intangible assets, net of accumulated amortization of $29,167 at December 31, 2004	320,833	350,000
Goodwill	2,891,858	2,424,945
Other assets	882,621	661,641

Total assets	$108,104,583	$67,719,753

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$207,767	$343,657
Foreign currency sold, not yet purchased, at market value	4,479,207	2,829,597
Financial instruments sold, not yet purchased, at market value	44,697,526	12,310,543
Bank overdrafts	6,503,664	10,447,417
Payable to brokers, dealers and clearing organization	6,145,039	9,272,857
Payable to customers	16,201,414	4,665,183
Accrued compensation and benefits	1,934,784	2,102,055
Accrued expenses	438,284	562,263
Income taxes payable	312,957	112,917
Deferred acqusition consideration payable	753,293	286,380
Other liabilities	366,906	37,519

Total liabilities	82,040,841	42,970,388

Minority owners interest in consolidated entity	435,579	—

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 12,000,000 shares; issued and outstanding 7,110,951 shares at December 31, 2004 and 7,069,076 shares at September 30, 2004	71,110	70,691
Additional paid-in capital	24,946,663	24,685,139
Retained earnings (deficit)	610,390	(6,465)

Total stockholders’ equity	25,628,163	24,749,365

Total liabilities and stockholders’ equity	$108,104,583	$67,719,753

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months Ended December 31, 2004 and 2003

(Unaudited)

	2004	2003
Revenues:
Net dealer inventory and investment gains	$5,840,271	$5,050,333
Commissions, net	157,352	245,836
Interest income	49,142	26,947
Dividend income (expense), net	(879)	6,704
Equity in income from asset management joint venture	39,358	—
Other	55	(1,194)

Total revenues	6,085,299	5,328,626
Interest expense	176,912	24,068

Net revenues	5,908,387	5,304,558

Non-interest expenses:
Compensation and benefits	$2,608,481	$1,939,352
Clearing and related expenses	1,429,839	1,572,178
Wholesale commission expense	10,357	800
Occupancy and equipment rental	165,224	112,218
Professional fees	121,938	94,084
Depreciation and amortization	74,446	83,747
Business development	178,009	80,580
Insurance	132,407	71,331
Other	185,844	74,240

Total non-interest expenses	4,906,545	4,028,530

Income before income taxes and minority interest	1,001,842	1,276,028

Income tax expense	378,550	503,676

Income before minority interest	623,292	772,352
Minority interest in income of consolidated entity	6,437	—

Net income	$616,855	$772,352

Earnings per share:
Basic	$0.09	$0.16

Diluted	$0.08	$0.14

Weighted average number of common shares outstanding:
Basic	7,085,836	4,712,981

Diluted	7,998,299	5,400,910

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended December 31, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$616,855	772,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,446	83,747
Deferred income taxes	(75,309)	257,759
Equity in gain from asset management joint venture	(39,358)	—
Amortization of stock option expense for consultant	—	6,188
Unrealized investment gain from INTL Consilium sponsored fund	(45,310)	—
Cash provided by (used in) changes in:
Receivable from brokers, dealers and clearing	(11,400,466)	2,376,841
Receivable from customers	(624,813)	102,630
Other receivables	—	—
Financial instruments owned, at market value	1,672,153	(9,622,122)
Income taxes receivable	180,499	—
Other assets	(220,980)	(28,230)
Foreign currency sold, not yet purchased, at market value	1,649,610	937,079
Financial instruments sold, not yet purchased, at market value	2,714,992	7,080,482
Accounts payable	(135,890)	(43,142)
Payable to brokers, dealers and clearing	(3,127,818)	408,908
Payable to customers	11,468,320	45,000
Accrued compensation and benefits	(167,271)	(7,883)
Accrued expenses	(123,979)	(33,140)
Income taxes payable	200,040	245,917
Other liabilities	329,387	(1,529)

Net cash provided by operating activities	2,945,108	2,580,857

Cash flows from investing activities:
Purchase of fixed assets and leasehold improvements	(62,318)	(3,976)

Net cash used in investing activities	(62,318)	(3,976)

Cash flows from financing activities:
Bank overdrafts	(3,943,753)	—
Exercise of stock options	71,872	141,525

Net cash (used in) provided by financing activities	(3,871,881)	141,525

Net (decrease) increase in cash and cash equivalents	(989,091)	2,718,406
Cash and cash equivalents at beginning of period	21,084,467	7,066,572

Cash and cash equivalents at end of period	$20,095,376	9,784,978

Supplemental disclosure of cash flow information:
Cash paid for interest	$176,912	24,068

Income taxes paid	$73,320	3,480

Supplemental disclosure of noncash activities:
Assumption of trust certificates, at cost, with related financial instruments sold, not yet purchased, at market value and payable to customers (TRS)	$29,739,902	—

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2004

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, such financial statements reflect all adjustments (consisting of normal recurring items) necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2004, contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 filed with the Securities and Exchange Commission.

Current Subsidiaries and Operations

As used in this Form 10-QSB, the term “Company” refers, unless the context requires otherwise, to International Assets Holding Corporation and its subsidiaries. The Company’s subsidiaries are INTL Trading, Inc. (“INTL Trading”), INTL Assets, Inc. (“INTL Assets”), INTL Holdings (U.K.) Limited, INTL Global Currencies Limited (INTL Global Currencies) and IAHC (Bermuda) Ltd. The Company also owns a 50.1% limited liability company interest in INTL Consilium, LLC (INTL Consilium), an investment advisory firm that focuses on the emerging market asset class. INTL Consilium is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company operates as a wholesale international financial firm in four business segments – international equities market making, international debt capital markets, foreign exchange/commodities trading and asset management. The Company acts as a market maker for equity securities, including American Depository Receipts (“ADRs”), issued by non-U.S. issuers, and trades and invests in debt securities issued by non-U.S. issuers. These activities are primarily conducted through INTL Trading. During the quarter ended March 31, 2003, the Company also began to conduct fixed income trading and investing activities through IAHC Bermuda. During the quarter ended September 30, 2003, the Company began to conduct precious metals and foreign currency trading and investing activities through International Assets Holding Corporation.

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

In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation, which generally permits entities to recognize as expense over the vesting period the fair value of all stock-based awards calculated on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25, which provides that compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price and if disclosure is made on a pro forma basis of the expense which would have been recognized if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the required pro forma disclosure.

If the Company had determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income and earnings per share, on a pro forma basis, would have been the amounts indicated below:

For the three months ended December 31,		2004		2003
Net income	As reported Pro forma	$ $	616,855 498,932	772,352 629,197

Basic earnings per share	As reported Pro forma	$ $	0.09 0.07	0.16 0.13

Diluted earnings per share	As reported Pro forma	$ $	0.08 0.06	0.14 0.12

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

(3)	Effects of Recent Accounting Pronouncements and Interpretations

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This statement requires the recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award in its financial statements. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25, and its related interpretations. SFAS No. 123R is effective for periods beginning after June 15, 2005. The effective date for small-business issuers (the Company presently qualifies as a small business issuer) is December 15, 2005. SFAS No. 123R applies to all awards granted, modified, repurchased, or cancelled after December 15, 2005. The Company is reviewing the impacts of the adoption of this statement including the transition options provided by SFAS No. 123R.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

On October 13, 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF issue 04-10, “Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds.” The task force concluded that operating segments that do not meet the quantitative thresholds established by Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in SFAS No. 131. This EITF becomes applicable for fiscal years ending after October 13, 2004. The adoption of this EITF will not have a material effect on the Company’s disclosure.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which provides guidance on the consolidation of certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Such entities are referred to as variable interest entities (VIE’s). FIN 46 requires that a VIE be consolidated by a business enterprise if that enterprise is deemed to be the primary beneficiary of the VIE. The FASB revised FIN 46 through the issuance of Interpretation No. 46 (revised December 2003 and referred to as FIN 46R). FIN 46R contains technical corrections and extends the effective date of FIN 46 to the first reporting period that ended after March 15, 2004. The issuance of FIN 46 and FIN 46R had no material impact on the Company’s consolidated financial statements. The Company has one VIE with an impact on total assets of $435,579 as at December 31, 2004. The Company has consolidated this VIE, which involves an investment in a hedge fund managed by INTL Consilium. The effect of the consolidation is to recognize a minority interest of $435,579 on the Condensed Consolidated Balance Sheets at December 31, 2004 and a minority interest in the income of the VIE of $6,437 on the Condensed Consolidated Statements of Operations for the three months ended December 31, 2004.

(4)	Basic and Diluted Earnings Per Share

Basic earnings per share for the three months ended December 31, 2004 and 2003 have been computed by dividing net income by the weighted average number of common shares outstanding.

Options to purchase 53,600 and 53,750 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended December 31, 2004 and 2003, respectively, because the exercise prices of these options exceeded the average market price of the common stock for the period (i.e. they were anti-dilutive).

For the three months ended December 31,	2004	2003
Diluted earnings per share
Numerator:
Net income	$616,855	772,352
Denominator:
Weighted average number of:
Common shares outstanding	7,085,836	4,712,981
Dilutive potential common shares outstanding	912,463	687,929

	7,998,299	5,400,910

Diluted earnings per share	$0.08	0.14

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(5)	Issuance of Convertible Subordinated Notes, Conversion of Subordinated Notes in Common Shares and related Debt Issuance Costs

On March 12, 2004, the Company issued $12,000,000 in principal amount of the Company’s 7% convertible subordinated notes (the Notes) due December 31, 2014. The Notes were issued at par. The Notes bore interest at the rate of 7% per annum, payable semi-annually on June 30 and December 31 of each year. The conversion features of the Notes were approved by the shareholders on March 26, 2004. The Notes were convertible by the holders at any time prior to the maturity date of December 31, 2014 into shares of the Company’s common stock at a conversion price of $5.75 per share. The Company was authorized to cause the outstanding principal balance of the Notes to be converted, in whole or in part, into shares of common stock at any time during the 90 days following the occurrence of all of the following three events: (i) the closing price of the common stock exceeding $8.00 per share (proportionately adjusted to reflect adjustments to conversion price) for 20 consecutive days; (ii) the Company filing a registration statement under the Securities Act to register the issuance of the common stock pursuant to the conversion of the Notes; and, (iii) such registration statement being declared effective by the SEC.

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

Debt issuance costs of $1,890,828 were incurred in connection with the issuance of the Notes. This total included $997,706 of costs settled in cash for commissions, placement agent fees, professional fees and state filing fees. This total also included $893,121 for the Black-Scholes valuation ($6.00 strike price, 3 year life, risk free rate 2.27%) for the 200,000 warrants issued to the placement agent for placement agent services. Prior to the conversion, the total debt issuance costs were being amortized over the life of the Notes (through December 31, 2014) and charged to interest expense. Upon conversion of the Notes, these debt issuance costs ($1,812,004) were charged to additional paid in capital as part of the capitalization of the newly issued 2,086,923 common shares.

(6)	Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

(7)	Investment in Asset Management Joint Venture

On May 11, 2004, the Company entered into an agreement with Consilium Investment Capital, Inc. (CIC) of Fort Lauderdale, Florida to form INTL Consilium, LLC (INTL Consilium). INTL Consilium is an investment management firm which primarily provides investment advice with respect to emerging market securities. In June 2004 the Company made a capital contribution of $500,000 and CIC a capital contribution of $100,000 to INTL Consilium. The Company’s total capital contribution was allocated as $100,401 share capital and $399,599 excess capital. The excess capital contribution was made by the Company in recognition of the asset management skills and relationships contributed by CIC. The excess capital contribution has a liquidation preference of three years. The Company is entitled to receive 50.1% of the profits and losses of INTL Consilium. The Company and CIC are each entitled to appoint two of the four directors of INTL Consilium. Two principals of CIC actively manage the business of INTL Consilium. The Company has assessed the joint venture using the consolidation criteria in FIN 46R and concluded that INTL Consilium is not a variable interest entity. Accordingly, the Company assessed the consolidation criteria established by EITF 96-16 by reviewing the voting rights of each investor in INTL Consilium and, due to certain specified operating matters that require board approval, concluded that its investment in INTL Consilium should be accounted for utilizing the equity method of accounting.

For the three months ended December 31, 2004 the Company has recorded revenue of $39,358, representing the Company’s equity in the net income of INTL Consilium.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

INTL Consilium, LLC

Condensed Statement of Operations

For the period from October 1, 2004 through December 31, 2004
Revenues:
Management and investment advisory fees	$268,493
Interest	1,183
Other	2,307

Total revenues	271,983

Non-interest expenses:
Compensation and benefits	139,070
Occupancy and equipment rental	10,696
Professional fees	13,861
Depreciation	1,441
Business development	7,011
Insurance	10,070
Other	11,275

Total non-interest expenses	193,424

Net income	$78,559

INTL Consilium, LLC

Condensed Balance Sheet

December 31, 2004
Assets
Cash	314,773
Receivable from clients	162,723
Investment in INTL Consilium sponsored fund	103,237
Property and equipment, net	30,904
Other assets	13,456

Total assets	625,093

Liabilities and Members’ Equity
Liabilities:	3,000
Accounts payable	12,165
Bonus payable	10,000
Rent payable	3,055

28,220
Members’ equity
Common stock	200,401
Excess capital contribution	399,599
Retained deficit	(3,127)

Total members’ equity	596,873

Total liabilities and members’ equity	625,093

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(8)	Investment in INTL Consilium Sponsored Fund

Investment in INTL Consilium Sponsored Fund consists of the Company’s investment in a hedge fund managed by INTL Consilium. The fund primarily invests in emerging market debt securities. The Company owns approximately 88% of the total assets of the fund. Accordingly, the Company has consolidated the fund under the provisions of FIN 46R at December 31, 2004.

As indicated in note 7, the Company owns 50.1% of INTL Consilium, the fund’s investment manager, through a joint venture agreement. The Company invested $3,000,000 in the fund in July 2004. The investment is carried at the net asset valuation provided by the fund’s administrator as of the end of the period. Investment withdrawals require ninety days’ written notice to the manager of the fund as well as additional limitations on the amount of withdrawal. The manager may waive the withdrawal limitations in its sole discretion.

Investment in INTL Consilium Sponsored Fund	December 31, 2004

International Assets Holding Corporation	$3,066,115
Minority owners’ interest	435,579

Investment in INTL Consilium Sponsored Fund	3,501,694

Percentage of fund owned by International Assets Holding Corporation	88%

(9)	Acquisition of the Foreign Exchange Business of Global Currencies Limited

On July 9, 2004 the Company completed the acquisition of the foreign exchange business of Global Currencies Limited through the purchase of all of the shares of INTL Holdings (U.K.) Limited. INTL Holdings (U.K.) Limited is a U.K. holding company that owns 100% of INTL Global Currencies Limited (“INTL Global Currencies”). The Company made cash payments of $4,594,440 and issued 150,000 common shares of the Company valued at $1,471,500 as of the date of the purchase. The cash payments consisted of $1,000,000 cash premium paid to the sellers, $3,577,375 for the value of the net assets received, less negotiation differences of $49,982 related to fixed asset amounts and stamp duty adjustments. In addition, the Company paid $67,047 for legal and accounting related fees.

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

The Company funded the acquisition from its existing working capital, which included amounts previously generated from the Company’s issuance of $12,000,000 of Notes in March 2004.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Receivable from brokers, dealers and clearing	$15,309,696
Receivable from customers	3,763,377
Fixed assets	45,511

Total assets	19,118,584

Payable to brokers, dealers and clearing organizations	79,745
Payable to customers	8,097,688
Demand loan payable	7,215,486
Accrued expenses	115,127
Income taxes payable	33,163

Total liabilities	15,541,209

Total net assets acquired	$3,577,375

(10)	Goodwill and Intangible Assets

The purchase price paid by the Company for the acquisition of the foreign exchange business of Global Currencies Limited exceeded the net asset value received by $2,488,565. This amount was treated as goodwill. The Company has accrued additional goodwill of $753,293 under the earnout provisions of the purchase agreement. This accrual is reported as deferred acquisition consideration payable.

The goodwill related to the INTL Global Currencies acquisition is as follows:

Cash premium paid to sellers	$1,000,000
Cash paid for net assets received	3,577,375
Negotiation differences for fixed assets and stamp duty	(49,982)
Legal and accounting fees	67,047
Value of 150,000 common shares at $9.81 per share	1,471,500

Total payments of cash and shares	6,065,940

Less: Fair value of net assets received	3,577,375

Less: Intangible assets identified by independent valuation	350,000

Initial goodwill	2,138,565

Additional goodwill under earnout based on foreign exchange revenues from July 9, 2004 through December 31, 2004	753,293

Total goodwill as of December 31, 2004	$2,891,858

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

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

The intangible assets identified by an independent valuation related to the INTL Global Currencies acquisition are as follows:

December 31, 2004

Intangible assets
Noncompete agreement	$150,000
Trade name	100,000
Customer base	100,000

Total intangible assets	350,000
Less: Amortization of intangible assets	29,167

Intangible assets, net	320,833

The intangible assets are amortized over their useful lives of three years.

(11)	Commission Revenue and Wholesale Commission Expense

Commission revenues of $ 157,352 and $245,836 were reported for the three months ended December 31, 2004 and 2003, respectively. These revenues were primarily related to introducing broker fees that the Company received in connection with its wholesale debt trading activities.

For the three months ended December 31,	2004	2003
Wholesale commission revenue	$271,579	465,713
Amounts paid to wholesale third party	(114,227)	(219,877)

Net wholesale commission revenue	157,352	245,836

(12)	Related Party Transactions

In November 2004 one of the Company’s principal shareholders increased its investment in a hedge fund managed by INTL Consilium from $50,000,000 to $75,000,000. In November 2004, an executive of this shareholder was elected to the Board of Directors of the Company.

(13)	Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased, at Market Value

Financial instruments owned and financial instruments sold, not yet purchased, at December 31, 2004 and September 30, 2004 consisted of trading and investment financial instruments at market values as follows:

	Owned	Sold, not yet purchased
December 31, 2004:
Common stock and American Depository Receipts	$2,531,463	3,640,335
Foreign ordinary stocks, paired with their respective American Depository Receipts	6,998,766	7,176,577
Corporate and municipal bonds	2,469,649	863,212
Foreign government obligations	298,630	745,892
Negotiable instruments (promissory notes)	1,935,364	—
U.S. Treasury Bonds under total return swap transactions		29,671,991
Options and futures	2,853,241	2,599,519
Other investments	46,359	—

	$17,133,472	44,697,526

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

	Owned	Sold, not yet purchased
September 30, 2004:
Common stock and American Depository Receipts	$1,546,117	1,401,367
Foreign ordinary stocks, paired with their respective American Depository Receipts	8,851,358	8,935,260
Corporate and municipal bonds	2,085,122	—
Foreign government obligations	1,529,410	454,025
Negotiable instruments (promissory notes)	2,905,812	—
Options and futures	1,762,052	1,519,891
Commodities	55,076	—
U.S. Government obligations	17,194	—
Other investments	53,484	—

	$18,805,625	12,310,543

(14)	Trust Certificates and Total Return Swap

During the quarter ended December 31, 2004, the Company entered into a series of financial transactions (the “Transactions”) with an unaffiliated financial institution in Latin America for a transaction fee. These Transactions involved three distinct and simultaneous steps:

a)	the acquisition by the Company of beneficial interests (“Trust Interests”) in certain trusts (the “Trusts”) in exchange for the assumption of a liability to deliver securities, at a transaction value of $29,739,902. This step did not require any prior purchase or delivery of securities by the Company. The Trusts were previously established by the financial institution to hold a variety of assets;

b)	the entry into a repurchase agreement under the terms of which the Company notionally repurchased these undelivered securities for cash, at a price of $29,739,902;

c)	the entry into a total return swap (“TRS”) agreement.

i)	Under the TRS agreement the Company received, on a notional basis, the cash amount of $29,739,902 as collateral for the potential liability of the financial institution to the Company.

ii)	Receivables or payables arising from the TRS should leave the Company unaffected by any changes in the values of the Trust Interests or securities deliverable.

iii)	When the Transactions terminate in December 2005 and November 2007 the Company intends to sell the Trust Interests at their then prevailing market values. As part of the Transactions, the gain or loss arising from the change in market value of the Trust Interests will be passed to the financial institution.

iv)	The Company has obtained legal advice on the Transactions and believes that the TRS agreement has been structured in such a way as to fully offset any changes in the value of the Trust Interests against its liability to deliver certain securities to the financial institution.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

Under FIN 39 the nominal payment and receipt of an equal amount of cash as described in b) and c) i) above have a net effect of zero on the Company’s cash position, represent transactions with a single counterparty and may therefore be offset. Under FIN 39 the asset of securities receivable under the repurchase agreement in b) may be offset against the collateral liability of the Company in c) ii), since they involve an asset and liability position with a single counterparty.

The net result is that the Company reports the effects of a) above as an increase in assets of $29,739,902 (represented by the Trust Interests), and the assumption of a liability to deliver securities. Over time, as the values of the Trust Interests and securities deliverable may change, the Company will experience equal and offsetting changes in the values of the TRS receivables or payables. Although the Transactions will temporarily increase the Company’s assets and liabilities until termination, the Company expects that the only impact of the transactions on the Company’s net cash flow will be the Company’s receipt of fee revenue.

The total fees received and to be received on the Transactions, as well as the associated variable compensation payable, are spread on a straight-line basis over the terms of the Transactions. Non-refundable fees received but not yet recognized as revenue, amounting to $322,112, appear as a liability on the Condensed Consolidated Balance Sheets as at December 31, 2004 under “Other liabilities”. Non-recoverable costs incurred in connection with the Transactions but not yet recognized as expenses, amounting to $96,634, appear as an asset under “Other assets” at the same date.

(15)	Financial Instruments with Off-Balance Sheet Risk

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer. The Company has sold financial instruments that it does not currently own and will therefore be obligated to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements at December 31, 2004 at market values of the related financial instruments (totaling $44,697,526). The Company will incur losses if the market value of the financial instruments increases subsequent to December 31, 2004. The total of $44,697,526 includes $2,599,519 for options and futures contracts, which represent a liability of the Company based on their market value as of December 31, 2004.

(16)	Interest Income and Interest Expense

For the three months ended December 31,	2004	2003
Interest income and interest expense:
Interest income	$49,142	26,947

Interest expense:
Lending to support foreign exchange business	$100,030	—
Short securities trading position balances	71,143	24,068
Other	5,739	—

Interest expense	$176,912	24,068

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(17)	Dividend Income and Expense

For the three months ended December 31,	2004	2003
Dividend income (expense), net:
Dividend income	$84,968	31,774
Dividend expense	(85,847)	(25,070)

Dividend (expense) income, net	$(879)	6,704

(18)	Receivables From and Payable to Brokers, Dealers and Clearing Organization

Amounts receivable from and payable to brokers, dealers and clearing organization at December 31, 2004 and September 30, 2004 consisted of the following:

	Receivables	Payable
December 31, 2004:
Open securities transactions with clearing organization, net	$1,868,284	—
Securities clearing fees and related charges payable with clearing organization, net	—	78,531
Open foreign currency transactions	16,802,915	5,559,537
Open commodities transactions	378,600	506,971
Introducing fee receivable	50,117	—

	$19,099,916	6,145,039

September 30, 2004:
Open securities transactions with clearing organization, net	$—	6,314,652
Securities clearing fees and related charges payable with clearing organization, net	—	58,402
Open foreign currency transactions	7,552,215	2,899,803
Introducing fee receivable	147,235	—

	$7,699,450	9,272,857

Receivables and payables to brokers, dealers and clearing organization result from open trading activities between the Company and other financial institutions including banks, securities broker-dealers, market makers and counter-parties. Receivables and payables to certain organizations are reported net, when a right of setoff exists with the broker, dealer or clearing organization. As these amounts are short-term in nature, the carrying amount is a reasonable estimate of fair value.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(19)	Receivable From and Payable to Customers

Amounts receivable from and payable to customers at December 31, 2004 and September 30, 2004 consisted of the following:

	Receivables	Payable
December 31, 2004:
Open transactions- foreign currency trading	$10,646,723	14,870,271
Open transactions- - other debt structures	343,977	100,086
Margin deposits held - commodities trading	—	1,231,057
Pledge receivable - commodities trading	1,992,525	—

	$12,983,225	16,201,414

September 30, 2004:
Open transactions- foreign currency trading	$11,018,572	4,613,147
Open transactions- - other debt structures	—	41,000
Margin deposits held - metals trading	—	11,036
Pledge receivable - commodities trading	1,339,840	—

	$12,358,412	4,665,183

Receivables and payables to customers result from open trading activities between the Company and its customers which are not financial institutions or broker-dealers. Receivables and payables to certain customers are reported net, when a right of setoff exists with the customer.

(20)	Other Assets

Other assets at December 31, 2004 and September 30, 2004 consisted of the following:

	December 31, 2004	September 30, 2004
Other receivables	$33,578	32,651
Deposit with clearing organization	500,000	500,000
Prepaid expenses and other assets	349,043	128,990

	$882,621	661,641

(21)	Bank Overdrafts

At December 31, 2004, INTL Global Currencies had a multi-currency on-demand overdraft facility of up to $7,000,000 with a commercial bank based in the United Kingdom. The overdraft facility provides a right of set-off between amounts borrowed in one or more currencies against positive balances in one or more other currencies. Amounts borrowed bear interest at the London Interbank Offered Rates (LIBOR) for each currency plus 2%. The overdraft facility is guaranteed by International Assets Holding Corporation. At September 30, 2004, the net borrowings of INTL Global Currencies exceeded the credit facility limit by $3,447,417. This excess borrowing is guaranteed by a cross-lending guarantee from the former owner of the foreign exchange trading business of INTL Global Currencies. The former owner of the foreign exchange business was not obligated by any written agreement to provide access to this additional credit. The guarantee terminated during the quarter ended December 31, 2004. During the quarter ended December 31, 2004, the Company obtained additional on-demand overdraft facilities from two commercial banks based in the United States totaling $13,500,000.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

At December 31, 2004 and September 30, 2004, the U.S. dollar equivalent of the components of the net borrowing under the overdraft facilities were as follows:

	December 31, 2004 Positive balance (overdraft) U.S. dollar equivalent	September 30, 2004 Positive balance (overdraft) U.S. dollar equivalent
Overdraft facility with right of set-off
Australian Dollar	$393,506	—
Canadian Dollar	(4)	698,967
Danish Krona	106,294	196
Euro	(2,101,995)	(2,826,520)
Indian Rupee	314,672	(511,067)
Indonesian Rupiah	62,747	2,452
Japanese Yen	(384,764)	175
Mexican Peso	4,394	4,244
Namibian Dollar	(5,920)	(4,897)
Norwegian Krona	385	441
South African Rand	(403,713)	12,325
Swedish Krona	5,612	5,770
Swiss Franc	(121,454)	(76,697)
United Kingdom Pound Sterling	(2,778,107)	(2,202,841)
United States Dollar	(932,370)	(5,549,965)

Overdraft payable with one U.K. bank	(5,840,717)	(10,447,417)

Overdraft with other financial institutions
Canadian Dollar	(420,354)	—
Euro	(162,336)	—
Mexican Peso	(73,962)	—
South African Rand	(19)	—
Namibian Dollar	(135)	—
Ugandan Shilling	(6,131)

Overdraft payable	(662,937)	—

Total	$(6,503,654)	(10,447,417)

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(22)	Capital and Cash Reserve Requirements

INTL Trading is subject to the net capital rules imposed by the Securities and Exchange Commission under SEC Rule 15c3-1. This rule requires maintenance of minimum net capital of an amount equal to the greater of $100,000, 6-2/3 percent of aggregate indebtedness, or $2,500 for each security in which a market is made with a bid price over $5 and $1,000 for each security in which a market is made with a bid price of $5 or less with a ceiling of $1,000,000. Rule 15c3-1 also requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. As of December 31, 2004, the Company had excess net capital of $1,389,234, a ratio of aggregate indebtedness to net capital of 1.98 to 1 and a percentage of debt to debt-equity total computed in accordance with Rule 15c3-1(d) of 28%.

INTL Trading is exempt from the customer reserve requirements and providing information relating to possession or control of securities pursuant to SEC Rule 15c3-3 because INTL Trading meets the exemption set forth in SEC Rule 15c3-3(k)(2)(ii).

(23)	Leases

The Company leases approximately 5,100 square feet of office space at 220 E. Central Parkway in Altamonte Springs, Florida. This lease commenced on February 1, 2002 and expires on July 31, 2009. The Company leases approximately 5,300 square feet of office space at 708 Third Avenue in New York, New York. This lease commenced on December 13, 2002, and expires on September 30, 2009. The Company leases approximately 1,500 square feet of office space at Nedbank House, 20 Abchurch Lane, London. This lease commenced on October 1, 2003 and expires on January 31, 2006. The London office space is shared with the previous owners of the foreign exchange business under a shared cost apportionment arrangement. During 2004 the Company leased approximately 310 square feet of office space at 1111 Brickell Avenue in Miami, Florida. This lease commenced on December 18, 2002, and expired on January 31, 2004.

The Company is obligated under various noncancelable operating leases for the rental of office facilities, service obligations and certain office equipment. The expense associated with operating leases amounted to $218,756 and $129,535 for the three months ended December 31, 2004 and 2003, respectively. The expense associated with the operating leases and service obligations are reported in the statements of operations in occupancy and equipment rental, clearing and related and other expenses.

Future minimum lease payments under noncancelable operating leases as of December 31, 2004 are as follows:

Fiscal Year (12 month period) ending September 30,
2005	$792,500
2006	563,700
2007	369,300
2008	328,000
2009	303,100
Thereafter	700

Total future minimum lease payments	$2,357,300

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(24)	Stock Options

During the three months ended December 31, 2004, the Company granted incentive stock options covering 122,500 shares of common stock. During three months ended December 31, 2004, incentive stock options covering 3,700 shares of common stock were exercised and 1,670 shares were forfeited. During the three months ended December 31, 2004, 40,000 shares of common stock were exercised under existing nonqualified stock options. As of December 31, 2004, the Company had outstanding total options covering 1,359,136 shares of common stock and the Company has 242,150 shares available for issuance under its existing option plans.

Incentive Stock Options (Granted during the three months ended December 31, 2004)

Options Granted	Grant Date	Exercise Price Per Share	Expiration Date	Exercisable
52,500	11/18/04	$7.45	11/18/08	(a	)
50,000	11/18/04	$8.568	11/18/08	(b	)
20,000	12/01/04	$7.35	12/01/08	(a	)

122,500

(a)	Exercisable at 33% after year one, 33% after year two and 34% after year three.
(b)	Exercisable at 33% on January 2 2006, 33% on November 18, 2006 and 34% on November 18, 2007.

The Company did not recognize any compensation expense in connection with the grant of incentive stock options covering 122,500 shares during the three months ended December 31, 2004, because the exercise price on the date of grant for each option was equal to or greater than the fair market value of the common stock on the date of grant.

(25)	Commitments and Contingent Liabilities

The Company has entered into employment agreements with two officers, effective October 1, 2004 and December 1, 2004 respectively that each have an indefinite term. Under the terms of the agreements each officer will receive specified annual compensation and have the right to receive bonuses as determined by the Board of Directors. In the event of termination of either agreement by the Company other than for cause, or if the officer concerned resigns as a result of a breach by the Company, each agreement provides for payments equal to 100% of total compensation for 120 days following date of termination.

The employment of the Company’s former Chief Operating Officer, who resigned from that office in November 2004, will terminate effective as of March 15, 2005, following which he will continue to receive an amount equal to his salary for a period of six months under an existing contractual arrangement.

(26)	Segment Analysis

International Assets Holding Corporation and its subsidiaries form a financial services group focused on select international securities and commodities markets. The Company’s activities are currently divided into four functional areas — international equities market making, international debt capital markets, foreign exchange/commodities trading and asset management. During May 2004, the Company expanded into the asset management business through its investment in INTL Consilium. The Company’s asset management activities will not be separately reported until certain asset and revenue levels are achieved.

International Equities Market making:

Through INTL Trading, the Company acts as a wholesale market maker in select foreign securities including unlisted American Depositary Receipts (ADRs) and foreign ordinary shares. INTL Trading provides execution and liquidity to national broker-dealers, regional broker-dealers and institutional investors.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

International Debt Capital Markets:

The Company actively trades a wide variety of international debt instruments. The Company also invests in international debt instruments on a proprietary basis and arranges international debt transactions. The Company trades and invests in international bonds, including both investment grade and higher yielding emerging market bonds. The Company generally focuses on smaller issues, such as emerging market sovereign, corporate and bank bonds that trade worldwide on an over-the-counter basis. Through its customer relationships, the Company periodically identifies opportunities to arrange, purchase or sell debt transactions that fall outside the parameters of established financial markets. These transactions generally involve negotiable emerging market debt and may be documented by promissory notes, bills of exchange, loan agreements, accounts receivable and other types of debt instruments. The revenues, expenses, assets and liabilities relating to the Trust Certificate and Total Return Swap discussed in note 14 are included in this segment.

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

Other:

All other transactions that do not relate to the operating segments above are classified as ‘Other’. As of September 30, 2004, certain cash accounts and balances were maintained to support the administration of all of the operating segments. These multi-segment assets were allocated to ‘Other’. Revenue reported for ‘Other’ also includes interest income.

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

For the three months ending December 31,	2004	2003
Revenues:
International equities market-making	$2,517,000	4,399,000
International debt capital markets	628,000	677,000
Foreign exchange/commodities trading	2,806,000	228,000
Other	134,000	25,000

Total	$6,085,000	5,329,000

Net contribution:
(Revenue less clearing and related and variable trader bonus compensation):
International equities market-making	$1,056,000	2,277,000
International debt capital markets	444,000	490,000
Foreign exchange/commodities trading	2,131,000	167,000

Total	$3,631,000	2,934,000

December 31,	2004	2003
Total assets:
International equities market-making	$18,146,000	19,701,000
International debt capital markets	37,942,000	2,474,000
Foreign exchange/commodities trading	46,077,000	2,528,000
Other	5,940,000	2,050,000

Total	$108,105,000	26,753,000

Reconciliation of net contribution to income before income tax expense:
Net contribution allocated to segments	$3,631,000	2,934,000
Fixed costs not allocated to operating segments	2,629,000	1,658,000

Income before income taxes and minority interest	$1,002,000	1,276,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the Company’s control, including adverse changes in economic, political and market conditions, losses from the Company’s market making and trading activities arising from counter-party failures and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of federal and state securities laws and the impact of changes in technology in the securities and commodities brokerage industries. Although the Company believes that its forward-looking statements are based upon reasonable assumptions regarding its business and future market conditions, there can be no assurances that the Company’s actual results will not differ materially from any results expressed or implied by the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any forward-looking statements are not guarantees of future performance.

Principal Activities

The Company’s principal activities include market making and trading in international financial instruments, foreign currencies and commodities and asset management. The markets in which the Company operates are highly competitive and volatile. The Company has little or no control over many of the factors which affect its operations. As a result, the Company’s earnings are subject to potentially wide fluctuations. The Company seeks to counteract many of these influences by focusing on niche, uncorrelated markets and, when possible, linking the Company’s expenses to revenues.

Since September 30, 2002, the Company’s activities have changed significantly due to the following developments:

•	In the first quarter of fiscal 2003, the Company appointed new management and raised approximately $3,400,000 in additional capital.

•	In the second quarter of fiscal 2003, the Company began trading and related activities in international debt capital markets.

•	In the fourth quarter of fiscal 2003, the Company began trading precious metals and foreign exchange.

•	In the second quarter of fiscal 2004, the Company raised $12,000,000 from the issuance of the Company’s 7% convertible subordinated notes. The proceeds have been utilized to continue to expand the Company’s trading businesses.

•	In the third quarter of fiscal 2004, the Company and an unrelated third party formed INTL Consilium, LLC, an asset management joint venture. The Company received a 50.1% interest in exchange for a $500,000 capital contribution.

•	In the fourth quarter of fiscal 2004, the Company acquired INTL Global Currencies, a specialist foreign exchange trading business based in London.

•	In the fourth quarter of fiscal 2004, the Company exercised its right to convert the outstanding 7% subordinated notes into 2,086,923 shares of the Company’s common stock.

The Company believes that it continues to make significant progress in its effort to build a diversified financial services firm focusing on niche markets. During the last two years, the Company has successfully acquired or established businesses in key product areas and geographic locations. The Company’s activities are currently divided into international equities market making, international debt capital markets, foreign exchange/ commodities trading and asset management. Although most of the

Company’s revenues over the past two fiscal years were generated by international equities market making, foreign exchange trading revenue from the recently-acquired INTL Global Currencies has shifted the balance and, together with growth in other business segments, has produced a more balanced and diversified revenue stream. As a result, the Company believes that it is now less vulnerable to cycles in individual product areas. The Company believes that its strategy of linking expenses to revenues will also help to lessen the negative impact of adverse market conditions which occur periodically in international securities and financial markets.

The Company is currently focused on increasing revenue and market share for each of its established business activities. The equities market making activities were expanded during the quarter ended December 31, 2004, by the addition of trading in over-the-counter Bulletin Board stocks and the recruitment of a specialist trader in equity securities of Latin American issuers.

Recent Developments

In July 2004 the Company acquired INTL Global Currencies Limited. The Company has made significant progress in integrating this business, including transitioning the business onto the Company’s systems, streamlining the business’ operations and instituting additional internal controls.

In July 2004, INTL Consilium, the joint venture in which the Company holds 50.1%, established a hedge fund for which it acts as investment manager. INTL Consilium now employs four individuals and manages more than $80 million on behalf of third parties.

Results of operations for the three months ended December 31, 2004 and 2003 (“Q1 2005” and “Q1 2004”, respectively)

The Company’s total revenues for Q1 2005 increased 14% to $6,085,000 from $5,329,000 for Q1 2004. Total non-interest expenses for Q1 2005 were 22% higher than those in Q1 2004, while interest expense increased by $153,000. The Company’s net income decreased from $772,000 during Q1 2004 to $617,000 during Q1 2005.

The results reflect the benefits of diversification into select non-correlated markets. During Q1 2005 the Company encountered relatively difficult market conditions in its securities business and in particular the international equity trading business; however, this was more than offset by a substantial increase in revenues from its foreign currency trading business. The increased foreign exchange trading revenue was due to the inclusion of the results of INTL Global Currencies for the full period and strong market conditions within that business during the quarter. The Company believes that these difficult conditions reflect the cyclical nature of international debt and equity markets generally, and are not necessarily indicative of any long term market trends. The increase in non-interest expenses was attributable mainly to the expanded foreign exchange trading activities and, to a lesser extent, administrative infrastructure to support continued growth.

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

The following table reflects the principal components of the Company’s revenues and interest expense as a percentage of total revenue for Q1 2005 and Q1 2004.

	Percentage of Total Revenue Q1 2005	Percentage of Total Revenue Q1 2004	Percentage Change from Q1 ‘04 to Q1 ‘05
Trading revenue (Net dealer inventory and investment gains)	96.0%	94.8%	15.6%
Commissions	2.6%	4.6%	-36.0%
Interest income	Less than 1%	Less than 1%	Not meaningful
Dividend income (expense), net	Expense less than 1%	Less than 1%	Not Meaningful
Asset management joint venture income (expense)	Less than 1%	0%	Not Meaningful
Other revenues	Less than 1%	Less than 1%	Not Meaningful
Total revenue	100%	100%	14.2%
Interest expense	2.9%	Less than 1%	635%
Net revenue	97.1%	99.6%	11.4%

The following table reflects the sources of the Company’s revenues as a percentage of the Company’s total revenue for Q1 2005 and Q1 2004.

	Percentage of Total Revenues Q1 2005	Percentage of Total Revenues Q1 2004	Percentage Change from Q1 ‘04 to Q1 ‘05
Equity market making	42%	83%	-43%
Debt capital markets	10%	13%	-7%
Foreign exchange/ commodities trading	46%	4%	1,131%
Other	2%	Less than 1%	436%
Total revenues	100%	100%	14%

The following table reflects the principal components of the Company’s non-interest expenses as a percentage of the Company’s total non-interest expenses in Q1 2005 and Q1 2004.

	Percentage of Total Non- interest Expenses Q1 2005	Percentage of Total Non- interest Expenses Q1 2004	Percentage Change from Q1 ‘04 to Q1 ‘05
Compensation and benefits	53.2%	48.1%	34.5%
Clearing and related expenses	29.1%	39.0%	-9.1%
Wholesale commission expense	Less than 1%	Less than 1%	Not meaningful
Occupancy and equipment rental	3.3%	2.8%	47.2%
Professional fees	2.4%	2.3%	29.6%
Depreciation and amortization	1.5%	2.1%	-11.1%
Business Development	3.5%	2.0%	120.9%
Insurance	2.6%	1.8%	85.6%
Other expenses	3.7%	1.8%	150.3%
Total non-interest expenses	100%	100%	21.8%

Net Income. The Company reported net income of $617,000 for the three months ended December 31, 2004 (Q1 2005), which equates to $0.09 per basic share and $0.08 per diluted share. This compares to net income of $772,000, or $0.16 per basic share and $0.14 per diluted share, for the three months ended December 31, 2003 (Q1 2004).

Total Revenues. The Company’s total revenues increased 14% to $6,085,000 for Q1 2005 compared to $5,329,000 for Q1 2004. The most significant change has been the relative change in the source of the Company’s income resulting from the acquisition in Q4 2004 of INTL Global Currencies. Foreign exchange/commodities trading produced $2,806,000, or 46% of total revenue for Q1 2005, compared to $228,000, or 4% of total revenue for Q1 2004. The relative increase in foreign exchange/commodities trading revenue is also attributable to the decline in equity market making revenue. Equity market making revenue fell from $4,399,000 for Q1 2004 to $2,517,000 for Q1 2005 as a result of difficult market conditions. Equity market making revenues decreased from 83% of total revenue for Q1 2004 to 42% of total revenue for Q1. International debt capital markets revenue decreased from $677,000 for Q1 2004 to $628,000 for Q1 2005. Debt trading and commission revenues were marginally lower because of less volatility in the markets and tighter interest spreads.

Trading Revenues (Net Dealer Inventory and Investment Gains). The Company had trading income of $5,840,000 for Q1 2005, compared to $5,050,000 for Q1 2004. The increase in trading revenue primarily reflected the expansion of the foreign exchange/commodities trading business discussed above. The commodities trading revenues grew by 613% from Q1 2004 to Q1 2005, due to increased business and increased volatility in the price movements of gold and silver. The large growth in this business was partially offset by a 43% reduction in equity market making revenue and a 10% reduction in debt trading revenue.

Total trading revenue includes the trading profits earned by the Company before the related expense deduction for American Depositary Receipt conversion fees. These ADR fees are included in the statement of operations as part of “clearing and related expenses”.

Commission Revenues. The Company generated commission revenue of $157,000 for Q1 2005, compared to $246,000 in Q1 2004. Wholesale brokerage of debt securities declined during Q1 2005 because of tighter interest spreads.

Interest Income. The Company’s interest income for Q1 2005 was $49,000 compared to $27,000 for Q1 2004. The majority of this interest income is paid by the Company’s clearing organization to the Company’s broker-dealer subsidiary.

Dividend Income (Expense). The Company’s net dividend expense for Q1 2005 was $1,000 compared to net dividend income of $7,000 for Q1 2004. Dividend income or expense is generated when the Company holds long or short equity positions, respectively, over a dividend declaration date.

Equity Share of Net Income from Asset Management Joint Venture. The Company recognized revenue of $39,000 from the asset management joint venture formed during Q3 2004 and in which the Company has a 50.1% interest. INTL Consilium has achieved early profitability due to the significant level of assets invested in the hedge fund established by INTL Consilium. In this connection, one of the Company’s principal shareholders has invested $75,000,000 into the fund.

Interest Expense. The Company’s interest expense was $177,000 for Q1 2005, compared to $24,000 for Q1 2004. The expense in Q1 2005 consisted of $100,000 in interest paid to banks in the INTL Global Currencies business and $71,000 of interest on financial instruments sold, not yet purchased, due to an increase in ADR conversion activity.

Total Non-interest Expenses. The Company’s total non-interest expenses increased by approximately 26% to $5,057,000 for Q1 2005 from $4,029,000 for Q1 2004. This increase was directly attributable to the expansion of the Company’s business, which resulted in higher personnel, rents, business development and insurance costs.

Compensation and Benefits. The Company’s compensation and benefit expense increased 35% from $1,939,000 for Q1 2004 to $2,608,000 for Q1 2005. The increase was primarily a consequence of higher staff levels resulting from the expanded foreign exchange business and also of higher performance based compensation due to increased revenues and profitability in certain areas.

Clearing and Related expenses. Clearing and related expenses decreased by 9% from $1,572,000 for Q1 2004 to $1,430,000 for Q1 2005. The decrease was primarily due to the absence in Q1 2005 of the large, one-time ADR conversion-related charges that were paid in Q1 2004. The decrease was partially offset by an increase in foreign settlement fees, relating to changes in the composition of the equity trading activities, and a large increase in bank charges, relating to the INTL Global Currencies business. The total ADR conversion fees were $485,000 and $950,000 for Q1 2005 and Q1 2004, respectively.

Occupancy and Equipment Rental. Occupancy and equipment rental expense increased by 47% from $112,000 for Q1 2004 to $165,000 for Q1 2005. This increase is primarily due to increased occupancy as a result of expansion of the New York office space and the addition of the INTL Global Currencies office space in London; and an increase in information systems equipment corresponding to the increase in the number of employees.

Professional Fees. Professional fees principally consist of legal, taxation and accounting fees. These fees increased 30% from $94,000 for Q1 2004 to $122,000 for Q1 2005 mainly as a result of larger accruals for anticipated accounting fees relating to the audit of INTL Global Currencies in London and compliance with Section 404 of the Sarbanes-Oxley Act in fiscal 2005.

Depreciation and Amortization. Depreciation and amortization decreased 11% from $84,000 for Q1 2004 to $74,000 for Q1 2005. The Company incurred additional depreciation and amortization costs in Q1 2005 due to depreciation of additional fixed assets in the New York office and depreciation of the fixed assets and amortization of goodwill arising from the acquisition of INTL Global Currencies in Q4 2004. However, these items were more than offset by the absence of amortization of capitalized software development costs that were fully amortized in fiscal 2004.

Business Development Expense. Business development expense increased 121% from $81,000 for Q1 2004 to $178,000 for Q1 2005. Most of this increase relates to INTL Global Currencies business development while the balance relates to expanded marketing efforts for the other businesses of the Company.

Insurance Expense. Insurance expense increased 86% from $71,000 in Q1 2004 to $132,000 in Q1 2005. The increase was primarily due to increases in the cost of health insurance caused by higher staff levels and increased cost per employee.

Other Operating Expenses. Other operating expenses increased 150% from $74,000 in Q1 2004 to $186,000 for Q1 2005. The increase was primarily related to increased office expenses resulting from expanded staff levels, higher technology and license fees, and value added taxes payable in the United Kingdom by INTL Global Currencies.

Tax Expense. The Company recognized income tax expense of $379,000 for Q1 2005 compared with $504,000 for Q1 2004. The Company’s effective income tax rate was approximately 38% for Q1 2005 compared with 40% for Q1 2004, largely as a result of the lower rate of corporate income tax in the United Kingdom than that in the United States.

Liquidity and Capital Resources

A substantial portion of the Company’s assets are liquid. The majority of the assets consist of financial instrument inventories, which fluctuate depending on the level of customer business. At December 31, 2004, approximately 88% of the Company’s assets (excluding the Trust Interests of $29,740,000 disclosed in total assets under “Trust certificates, atcost”, which are offset by a liability of an equal amount as discussed in note 14 above) consisted of cash, cash equivalents, receivables from brokers, dealers and clearing organization and marketable financial instruments. All assets are financed by the Company’s equity capital, demand loans from banks, short-term borrowings from financial instruments sold, not yet purchased and other payables.

The Company’s ability to receive distributions from INTL Trading, the Company’s broker-dealer subsidiary, is restricted by regulations of the SEC and the NASD. The Company’s right to receive distributions from its subsidiaries is also subject to the rights of the subsidiaries’ creditors, including customers of INTL Trading.

INTL Trading is subject to the net capital requirements of the SEC and the NASD relating to liquidity and net capital levels. At December 31, 2004, INTL Trading had regulatory net capital of $2,389,000, which was $1,389,000 in excess of its minimum net capital requirement on that date. INTL Trading’s net capital at December 31, 2004 included two subordinated loans made by the Company to INTL Trading. A loan of $500,000 was made on January 31, 2003, has a scheduled maturity date of February 28, 2006, and has an interest rate of 3%. A second loan of $2,500,000 was made on May 10, 2004, has a scheduled maturity date of June 5, 2005, and has an interest rate of 3%. INTL Trading is not obligated to repay the loans at scheduled maturity if repayment would cause

INTL Trading to violate its net capital requirements. If this occurs, INTL Trading’s obligation to repay the loan is deferred until these requirements can be satisfied. These inter-company loans, and the related interest income and income expense, have been eliminated from the consolidated balance sheet and statements of operations of the Company as of December 31, 2004.

The Company’s assets and liabilities may vary significantly from period to period because of changes relating to customer needs and economic and market conditions. The Company’s operating activities generate or utilize cash resulting from net income or loss earned during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity and financial instruments inventory changes resulting from proprietary arbitrage trading strategies dictated by prevailing market conditions. The Company’s total assets at December 31, 2004 and September 30, 2004, were $108,105,000 and $67,720,000, respectively. Of the increase in assets over the quarter, $29,740,000 of assets and an equal value of liabilities relate to total return swap (“TRS”) transactions. The TRS-related assets and liabilities are of equal amounts, thus having no effect on liquidity. The Company expects that the only net cash flow arising from the TRS transactions will be the Company’s receipt of fee revenue. During Q1 2005 the Company recognized $22,000 of fee revenue from these transactions. The total fee revenue is spread on a straight-line basis over the contractual terms of the TRS transactions.

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

In July 2004 the Company completed the acquisition of INTL Global Currencies. The Company is obligated to make certain earn-out payments to the sellers. In particular, the Company is obligated to pay the sellers an amount equal to 20% of the gross foreign exchange trading profits generated by the Company during the 30 months ending on December 31, 2006 (up to a maximum of $4.0 million). Additionally, the Company is obligated to pay the sellers 10% of the gross foreign exchange trading profits in excess of $10.0 million per year for the 12 months ended June 30, 2005 and June 30, 2006, and 10% of such profits in excess of $5.0 million for the 6 months ended December 31, 2006. The Company anticipates that the additional contingent purchase consideration will be funded from working capital. At December 31, 2004 the Company recognized a liability for deferred acquisition consideration payable of $753,000.

Cash Flows

The Company’s cash and cash equivalents decreased from $21,084,000 at September 30, 2004 to $20,095,000 at December 31, 2004.

The major sources of cash were:

•	The Company’s net cash income for the three months ended December 31, 2004 of $531,000 (consisting of net income of $617,000, adjusted downwards by $86,000 for the net effect of non-cash items such as depreciation and amortization, deferred taxes, equity in the gain in INTL Consilium and the unrealized gain on investment in the INTL Consilium sponsored fund).

•	A $6,037,000 decrease in the Company’s net financial instruments position (i.e. financial instruments owned, foreign currency sold, not yet purchased and financial instruments owned, not yet purchased).

•	A $10,844,000 increase in the Company’s net amount payable to customers and receivable from customers.

The major uses of cash were:

•	A $14,528,000 increase in the Company’s net amount of receivables from and payables to brokers, dealers and clearing organization. At December 31, 2004 and September 30, 2004 these organizations owed/(were owed by) the Company $12,955,000 and ($1,573,000), net, respectively.

•	Bank overdrafts were reduced in aggregate by $3,944,000.

Critical Accounting Policies

The Company’s Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. The Company’s significant accounting policies are described in the Summary of Significant Accounting Policies in the Consolidated Financial Statements set forth in the Company’s 10-KSB for the year ended September 30, 2004. The Company believes that of its significant accounting policies, those described below involve a high degree of judgment and complexity. These critical accounting policies require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the Consolidated Financial Statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the financial statements. Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

Valuation of Financial Instruments and Foreign Currency. Substantially all financial instruments are reflected in the financial statements at fair value or amounts that approximate fair value. These financial instruments include: cash, cash equivalents, and financial instruments purchased under agreements to resell; deposits with clearing organizations; financial instruments owned; and financial instruments sold but not yet purchased. Unrealized gains and losses related to these financial instruments are reflected in net earnings. Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. In addition, even where the value of a financial instrument is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value.

The value of a foreign currency, including a foreign currency sold, not yet purchased, is converted into its US dollar equivalent at the foreign exchange rate in effect at the close of business at the end of the accounting period. For foreign currency transactions completed during the period, the foreign exchange rate in effect at the time of the transaction is used.

Revenue Recognition. The revenues of the Company are derived principally from realized and unrealized trading income in securities, foreign currencies and commodities purchased or sold for the Company’s account. Realized and unrealized trading income is recorded on a trade date basis. Securities owned and securities sold, not yet purchased and foreign currencies sold, not yet purchased, are stated at market value with related changes in unrealized appreciation or depreciation reflected in net dealer inventory and investment gains. Interest income is recorded on the accrual basis and dividend income is recognized on the ex-dividend date.

Deferred Tax Asset and Liability. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company also establishes valuation allowances when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2004, based upon the projections for future taxable income, management believes it is more likely than not that the Company will realize the full benefits of these deductible differences and net operating loss carryforward. The value of the net operating loss carryforward is $25,000 as of December 31, 2004.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of December 31, 2004, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

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

b) Reports on Form 8-K

On December 30, 2004 the Company filed a Current Report in Form 8-K to report on the Company’s news release on December 23, 2004 on the subject of its operations and financial condition for the fiscal year ended September 30, 2004 and for the quarter ended September 30, 2004.

On November 24, 2004 the Company filed a Current Report in Form 8-K to report on the departure of directors or principal officers; election of directors; and appointment of principal officers.

On October 14, 2004 the Company filed a Current Report in Form 8-K to report on the entry into a material definitive agreement with its Chief Financial Officer.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ASSETS HOLDING CORPORATION

Date February 14, 2005	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date February 14, 2005	/s/ Brian T. Sephton
Brian T. Sephton
Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description
(31.1)	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

(31.2)	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

(32.1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.