Form 10KSB/A
period 2004-09-30
INTERNATIONAL ASSETS HOLDING CORP
filed 2005-05-23
CIK 913760

U.S. Securities and Exchange Commission

Washington D.C. 20549

Form 10-KSB/A

(Amendment No. 1)

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

2004 FORM 10-KSB/A

RESTATEMENT

The Company is filing this Form 10-KSB/A to reflect the restatement of the Company’s financial statements for the fiscal years ended September 30, 2002, 2003 and 2004. The restatement relates to the Company’s accounting for (a) the beneficial conversion feature embedded in the $12,000,000 convertible notes issued by the Company in March 2004; (b) the tax treatment of interest paid to holders of the notes between date of issuance and their conversion to common stock; and (c) the Company’s office leases.

The restatement corrects an error in the application of accounting principles with respect to the accounting for the Company’s issuance of $12,000,000 in convertible notes in March 2004 and the subsequent conversion of those notes into common stock in August 2004. On the relevant commitment date (March 26, 2004, the date that the Company’s shareholders approved the conversion terms of the notes), the closing price of $6.94 of the Company’s common stock was greater than the conversion price of $5.75 per share. Under generally accepted accounting principles, the Company was required to account for this beneficial conversion feature, which was valued at $2,483,000, through the recording of a debt discount and a corresponding increase in additional paid-in capital. The discount should have been amortized over the life of the notes and, upon conversion, the remaining balance of the discount should have been written off, with both charged to the consolidated statement of operations as interest expense. In August 2004, all of the notes were converted into shares of the Company’s common stock. In addition, the Company has changed the method it uses to calculate diluted earnings per share from the “treasury stock method” to the “if-converted method” in order to comply with the requirements of Statement of Financial Accounting Standards (FAS) No. 128, Earnings per Share, which requires the use of the if-converted method for this type of convertible security.

The Company had previously treated the interest paid to holders of the 7% notes for the period between their issuance in March 2004 and their conversion in August 2004 as deductible for income tax purposes. The Company has now concluded that there is insufficient certainty that the Internal Revenue Service will recognize this interest, amounting to $378,243, as deductible. The restatement corrects this by increasing the income tax expense by $154,096 for the year ended September 30, 2004 and increasing income taxes payable by a corresponding amount.

The restatement corrects an error in the application of accounting principles with respect to the accounting for certain office leases. In the past, while the benefits of certain periods of free or reduced rental have been spread across the lease term, the Company has not properly allocated scheduled rent escalations across the lease terms. The restatement increases rent expense to spread scheduled rent escalations on a straight-line basis over the contractual lease terms. As a result of the foregoing, the Company has determined to restate its financial statements for the fiscal years ended September 30, 2002, 2003 and 2004 to reflect additional rental expense of $6,000, $21,000 and $10,000 respectively. The effects of restatement for fiscal years 2002 and 2003 and for each of the quarterly periods in fiscal 2003 and 2004 are shown in this Form 10-KSB/A.

The effect of the beneficial conversion feature, income tax and lease accounting restatements was to reduce the Company’s income for 2004 from the originally reported net income of $2,525,000 to a restated net loss of $118,000. Earnings per share on a diluted basis were also reduced, from reported earnings per share of $0.41 to a loss per share of $0.02. The restatements had no effect on the Company’s reported net cash flows for the fiscal year ended September 30, 2002, 2003 and 2004.

Unrelated to the restatement, the Company has also modified certain other items of its previously filed Form 10-KSB to provide additional disclosure. These modifications are contained in the following sections of this Form 10-KSB/A:

•	Item 1 – Business

•	Business Strategy

•	Trading Revenues

•	Risks Affecting the Company’s Business, under sub-headings ‘Unexpected losses due to counterparty failures and credit concentration risks associated with our clearing broker and custodians’, ‘Dependence on a limited group of customers’ and ‘Risk Policy’.

•	Item 3 – Legal Proceedings

•	Item 6

•	Acquisition of Foreign Exchange Business of Global Currencies Limited

•	Fiscal Year 2004 Compared to Fiscal Year 2003 (the items dealing with net contribution)

•	Recent Trends

•	Certain Critical Accounting Policies

•	Off Balance Sheet Arrangements

•	Quantitative and Qualitative Disclosures about Market Risk

•	Item 7 – Financial Statements

•	Notes to the Consolidated Financial Statements

•	1(a), 1(c), 1(f), 6, 19, 28

PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the Company’s control, including adverse changes in economic, political and market conditions, losses from the Company’s market-making and trading activities arising from counterparty failures and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of federal and state securities laws and the impact of changes in technology in the securities and commodities brokerage industries. Although the Company believes that its forward-looking statements are based upon reasonable assumptions regarding its business, future market conditions, there can be no assurances that the Company’s actual results will not differ materially from any results expressed or implied by the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any forward-looking statements are not guarantees of future performance.

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

Each of the Company’s businesses is highly volatile and can change due to a variety of factors which are both outside of management’s control and not readily predictable. To address this volatility, the Company has sought to diversify into a number of uncorrelated businesses.

As a financial intermediary in these niche businesses, the Company’s primary focus is to recruit experienced individuals who bring with them knowledge and relationships in these businesses and to ensure that costs are linked to revenues to limit the possibility of losses. Management evaluates the profitability of each area before and after direct trading and compensation costs and periodically reviews the net contribution made relative to committed capital resources.

Trading Revenues

In the Company’s business, purchases of individual securities, currencies, commodities or commodities options may be from single or multiple customers or counterparties. They may be covered by a matching sale to a customer or counterparty or may be aggregated with other purchases to provide liquidity intraday, for a number of days or, in some cases, even longer periods of time (during which periods market values may fluctuate). Sales of individual securities, currencies, commodities or commodities options may also be from single or multiple customers or counterparties. They may be made from inventory, they may be covered by a simultaneous and matching purchase in the market or they may represent a short sale and be covered by a later purchase in the market.

While the Company is able to track the number and dollar amount of individual transactions with each customer, this information is not a reliable indicator of revenues because it is not necessarily proportional to revenues or profitability. Depending on the nature of the instrument traded, market conditions and timing of a transaction, revenues and profitability may differ widely from trade to trade and from customer to customer.

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

Unexpected losses due to counterparty failures and credit concentration risks associated with our clearing broker and custodians

As a market maker of OTC and listed securities, the majority of the Company’s securities transactions are conducted as principal with broker-dealer counterparties located in the United States. The Company clears its securities transactions through an unaffiliated clearing broker. Substantially all of the Company’s equity and debt securities are held by this clearing broker. The Company’s clearing broker has the right to charge the Company for losses that result from a counterparty’s failure to fulfill its contractual obligations.

The Company is responsible for self-clearing its foreign exchange and some of its commodities activities and in addition takes principal risk to counterparties in these activities. All of the Company’s receipts or deliveries of bullion or other commodities and the settlement of exchange traded options are effected through clearing institutions. Any bullion or physical commodities positions are held by third party custodians.

The Company’s policy is to monitor the credit standing of the counterparties with which it conducts business. Nevertheless, one or more of these counterparties will default on their obligations. If any do, the Company’s business, financial condition and operating results could be materially adversely affected.

In our equity, debt and commodities trading businesses we rely on the ability of our clearing broker to adequately discharge its obligations on a timely basis. We also depend on the solvency of our clearing broker and custodians. Any failure by the clearing broker to adequately discharge its obligations on a timely basis, or insolvency of the clearing broker or custodian, or any event adversely affecting our clearing broker or custodians, could have a material adverse effect on our business, financial condition and operating results.

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

Dependence on a limited group of customers

Based on management’s assessment of the Company’s business, the Company believes that a small number of its customers account for a significant portion of the Company’s revenues in each of its businesses. The Company is unable to measure the level of this concentration because the Company’s dealing activities do not permit the Company to quantify revenues generated by each customer. The Company expects a significant portion of the future demand for each of its market-making and trading services to remain concentrated within a limited number of customers. None of these customers are obligated contractually to use the Company’s market-making or trading services. Accordingly, these customers may direct their trading activities to other market-makers or trading at any time. The loss of or a significant reduction in demand for the Company’s services from any of these customers could have a material adverse effect on the Company’s business, financial condition and operating results.

Risk Policy

The Company has a defined risk policy which is administered by the Company’s risk committee, which reports to the Company’s audit committee. The Company has established specific exposure limits for inventory positions in every business, as well as specific issuer limits and counterparty limits. These limits are designed to ensure that in a situation of systemic financial distress and/or the failure of a counterparty and/or default of an issuer, the potential estimated loss will remain within acceptable levels. The audit committee reviews the performance of the risk committee on a quarterly basis to monitor compliance with the established risk policy.

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

ITEM 3. LEGAL PROCEEDINGS.

Since the Company sold its retail brokerage business in December 2001, the Company has not been routinely subject to litigation in the normal course of its business. As such, the Company does not currently believe that such litigation is likely to occur in the future or to have a material adverse impact on the Company. Nevertheless, the Company has been involved in a limited number of non-routine legal proceedings, all of which have been resolved. Accordingly, it is possible that the Company may be involved in material litigation in the future, and such litigation could have a material adverse impact on the Company and its financial condition and results of operations.

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

Holders

As of September 30, 2004, there were approximately 140 shareholders of record of the Company’s common stock, according to the records maintained by the Company’s transfer agent. As of September 30, 2004, the Company estimates that there were approximately 580 beneficial owners of the Company’s common stock.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company has revised Item 6 to reflect the restatement of the Company’s financial statements for the fiscal years ended September 30, 2003 and 2004. All amounts presented in Item 6 reflect the restatement of the Company’s financial statements. The details of the restatement are described in the note appearing at the beginning of the Form 10-KSB/A. The Company has also amended Item 6 to make certain additional disclosures regarding the Company’s results of operations and financial condition.

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

Acquisition of Foreign Exchange Business of Global Currencies Limited

On July 9, 2004, the Company completed the acquisition of the foreign exchange business (‘INTL Global Currencies’) of Global Currencies Limited through the purchase of all the shares of INTL Holdings (U.K.) Limited. INTL Holdings (U.K.) Limited is a U.K. holding company that owns 100% of INTL Global Currencies Limited. The Company undertook this acquisition in order to expand its foreign exchange business. The results of operations from acquired businesses have been included in the Company’s results of operations since July 9, 2004 (the date of the acquisition).

Under the terms of the purchase agreement for the acquisition of INTL Global Currencies, the Company made a cash payment of $4,594,000, and issued 150,000 shares of the Company’s common stock (which were valued at $1,472,000 on the date of the purchase). The cash payment consisted of a $1,000,000 cash premium paid to the sellers, and $3,577,000 for the value of the net assets received, less negotiated differences of $50,000 related to fixed assets amounts and stamp duties. In addition, the Company paid $67,000 in legal and accounting fees.

The Company is obligated to make earn-out payments to the sellers of INTL Global Currencies. In particular, the Company is obligated to pay an amount equal to 20% of the gross foreign exchange trade profits generated by the Company during the 30 months ending on December 31, 2006 (up to a maximum of $4,000,000). In addition, the Company is obligated to pay the sellers ten percent (10%) of the gross foreign exchange trading profits in excess of $10,000,000 per year for the 12 months ending June 30, 2005 and June 30, 2006, and ten percent (10%) of such profits in excess of $5,000,000 for the six (6) months ended December 31, 2006.

The Company funded the acquisition by utilizing its existing working capital, which included cash received from the Company’s private placement of $12,000,000 in convertible notes of March 2004.

The Company believes that the acquisition of the foreign exchange business of INTL Global Currencies will materially increase the Company’s revenues and net income from the foreign exchange business based upon the historical financial results of this business. In this connection, on a pro forma basis for fiscal 2003, the acquisition of INTL Global Currencies would have increased the Company’s revenues from $10,798,000 to $16,630,000, and its net income from $1,264,000 to $2,013,000.

As noted above, the Company’s acquisition of INTL Global Currencies utilized approximately $4,594,000 in cash in connection with the payment of the initial purchase price. The Company expects to make future payments to the sellers of INTL Global Currencies pursuant to the earnout provisions of the purchase agreement. The Company expects to fund these payments from working capital generated by the foreign exchange business.

The operations of INTL Global Currencies, which have been integrated into the Company’s existing foreign exchange business, are expected to increase both the Company’s net current assets and cash flow in the future.

Fiscal Year 2004 Compared to Fiscal Year 2003

The following table reflects the principal components of the Company’s revenue as a percentage of total revenue for fiscal year 2004 and fiscal year 2003.

	Fiscal Year Revenue 2004	% of Total Revenue 2004	Fiscal Year Revenue 2003	% of Total Revenue 2003	% Change 2003- 2004
Trading revenue (Net dealer inventory and investment gains)	$21,407,000	97%	$9,537,000	88%	125%
Commissions	904,500	4%	1,125,000	10%	-20%
Interest income	167,000	Less than 1%	53,000	Less than 1%	216%
Dividend income (expense), net	(400,000)	-2%	(22,000)	Less than -1%	n.m.
Loss from asset management joint venture	(41,000)	Less than -1%	0	0%	n.m.
Other revenues	702	n.m.	106,000	1%	n.m.

Total revenue	$22,038,000	100%	$10,798,000	100%	104%

The following table reflects the sources of the Company’s revenues as a percentage of the Company’s total revenue for fiscal year 2004 and fiscal year 2003.

	Fiscal Year Revenue 2004	% of Total Revenue 2004	Fiscal Year Revenue 2003	% of Total Revenue 2003	% Change 2003- 2004
Equity market making	$16,709,000	76%	$7,675,000	71%	118%
Debt capital markets	2,622,000	12%	1,933,000	18%	36%
Foreign exchange/commodities	2,560,000	12%	1,017,000	9%	152%
Other	147,000	n.m.	173,000	2%	-15%

Total Revenue	$22,038,000	100%	$10,798,000	100%	104%

The following table reflects the net contribution of the Company’s principal business activities for fiscal year 2004 and fiscal year 2003. Net contribution consists of revenues from each business activity, less direct clearing and clearing related changes and variable trader compensation.

	Fiscal Year Net Contribution 2004	% of Total Net Contribution 2004	Fiscal Year Net Contribution 2003	% of Total Net Contribution 2003	% Change 2003-2004

Equity market making	$8,737,000	69%	$4,432,000	73%	97%
Debt capital markets	1,910,000	15%	994,000	16%	92%
Foreign exchange/commodities	1,981,000	16%	695,000	11%	185%

Total Net Contribution	$12,628,000	100%	$6,121,000	100%	106%

The following table reflects the principal components of the Company’s expenses as a percentage of the Company’s total expenses in fiscal year 2004 and fiscal year 2003.

	Fiscal Year 2004	% of Total 2004	Fiscal Year 2003	% of Total 2003	% Change 2003- 2004

Compensation and benefits	$8,490,000	50%	$4,321,000	46%	97%
Clearing and related expenses	5,879,000	35%	2,405,000	26%	144%
Wholesale commissions	20,000	n.m.	438,000	5%	-95%
Occupancy and equipment rental	513,000	3%	459,000	5%	12%
Professional fees	419,000	2%	438,000	5%	-4%
Depreciation and amortization	186,000	1%	362,000	4%	-49%
Business development	472,000	3%	263,000	3%	80%
Insurance	362,000	2%	233,000	2%	56%
Other expenses	603,000	4%	380,000	4%	59%

Total non-interest expenses	$16,944,000	100%	$9,300,000	100%	82%

Net Income. The Company reported a net loss of $118,000 in 2004, which equates to a loss of $0.02 per diluted share, compared to a net income $1,252,000, or earnings of $0.32 cents per diluted share, for 2003. The Company’s net loss of $118,000 in 2004 is principally attributable to the Company’s write off of $2,483,000 in debt discount arising from the conversion of the convertible notes issued by the Company in March 2004. This amount was charged to interest expense. The Company recorded the debt discount because the conversion price of the notes was less than the fair value of the Company’s common stock on the date that the conversion feature became effective. Net income before accounting for this item, which is not deductible for income tax purposes, was $2,365,000, as shown in the table below.

	Fiscal year 2004	Fiscal year 2003
Net income as previously reported	$2,525,000	$1,252,000
Lease accounting adjustment	$(6,000)	—
Income tax adjustment	$(154,000)	—

Net income before accounting for beneficial conversion feature	2,365,000	1,252,000
Beneficial conversion feature amortization adjustment	(2,483,000)	—

Net income (loss) as restated	(118,000)	1,252,000

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

Net Contribution. The net contribution of all the Company’s business segments increased from $6,121,000 for 2003 to $12,628,000 for 2004, or 106%. Net contribution consists of revenues, less direct clearing and clearing related changes and variable trader compensation, as more fully described below. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources.

International Equity Market-Making – For this business activity, net contribution is calculated as total revenues less clearing and clearing related charges paid to the Company’s clearing organization and to ADR conversion banks, and less variable trader compensation. Variable trader compensation represents compensation paid to the Company’s traders on the basis of a fixed percentage of revenues less clearing and related charges, ADR conversion costs, base salaries and a fixed overhead allocation.

The net contribution of the equity trading business increased from $4,432,000 in 2003 to $8,737,000 in 2004, an increase of 97%.

International Debt Capital Markets – For this business activity, net contribution is calculated as total revenues less clearing and clearing related charges paid to the Company’s clearing organization; and less variable trader compensation. Variable trader compensation represents compensation paid to the Company’s trader on the basis of a fixed percentage of revenues less clearing and related charges, base salaries and a fixed overhead allocation.

The net contribution of the debt trading business increased from $994,000 in 2003 to $1,910,000 in 2004, an increase of 92%.

Foreign exchange/Commodities trading – For this business activity, net contribution is calculated as total revenues less bank charges and variable trader compensation. Variable trader compensation represents compensation paid to the Company’s traders on the basis of a fixed percentage of revenues, less bank charges, bank interest, base salaries and a fixed overhead allocation.

The net contribution of the foreign exchange/commodities trading segment increased from $695,000 in 2003 to $1,981,000 in 2004, an increase of 185%. The Company began trading in foreign exchange and precious metals in the fourth quarter of 2003, so that this result reflects a comparison between four quarters of activity in 2004 and one quarter of activity in 2003.

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

Dividend Income (Expense). The Company’s 2004 dividend income (expense), net was ($400,000) compared to ($22,000) for 2003. Dividend income (expense) is generated when the Company holds long (short) equity positions over a dividend declaration date. The significant increase in dividend expense arose from certain arbitrage transactions in the Company’s equity business, which generated partially offsetting revenue incorporated in “Net dealer inventory and investment gains”.

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

Interest Expense. The Company’s interest expense was $3,214,000 for 2004, compared to $44,000 in 2003. The expense in 2004 consisted of $378,000 in interest at the stated rate of 7% per annum on the $12.0 million in convertible notes issued by the Company in March 2004; an additional $2,483,000 in interest expense representing the amortization of debt discount related to the beneficial conversion feature embedded in the Company’s convertible notes; $95,000 of interest expense from demand bank loans; and $174,000 of interest expense on financial instruments sold, not yet purchased, due to the increase in ADR conversion activity. In March 2004, the Company issued $12.0 million in convertible notes with a conversion price of $5.75 per share. The conversion price was less than the market price of the Company’s common stock on the date the conversion features became effective. As a result, the Company recognized the value of this beneficial conversion feature, or $2,483,000, as debt discount. This amount was first amortized over the life of the notes and then written off in August 2004 when the convertible notes were converted into common stock, with these amounts being charged to interest expense. The write off of the debt discount did not have any cash effect.

Total Non-Interest Expenses. The Company’s total non-interest expenses increased by approximately 83% to $16,944,000 in 2004, compared to $9,300,000 in 2003. This increase was directly attributable to the expansion of the Company’s business, which resulted in higher personnel, clearing and business development costs.

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

Occupancy and Equipment Rental. Occupancy and equipment rental expense increased from $459,000 in 2003 to $513,000 in 2004. This increase in rent expense is primarily due to increased equipment rental, primarily information services, for the additional employees. $10,000 of the rental shown for 2004 and $21,000 of the rental shown for 2003 relate to the restatement of rent expense. Following a review of lease accounting policies, the Company determined that it was appropriate to restate its financial statements for the years ended September 30, 2002, 2003 and 2004. In the past, while the benefits of certain periods of free or reduced rental have been spread across the lease term, the Company has not accounted for escalating rent payments and has taken to expense only actual rent paid. The restatement recognizes total rent expense spread on a straight-line basis over the expected lease term.

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

Tax Expense. The Company recognized income tax expense of $1,998,000 in 2004 compared with $203,000 in 2003. Income tax expense in 2003 was reduced as a result of the Company’s ability to recognize the full potential value of its then existing deferred tax asset. The reversal of the deferred tax asset valuation allowance resulted in a tax benefit of $363,000 in 2003. The calculated federal and state tax expense before this benefit was $575,000. The difference between the Company’s taxable income in 2004 and its reported net loss of $118,000 arose because the Company fully amortized $2,483,000 in debt discount relating to the issuance and subsequent conversion of the Company’s convertible notes in 2004. The amortization of the debt discount is not deductible for tax purposes. Coupon interest of $378,000 paid to note-holders during the year has also been treated as not deductible for tax purposes. The Company has fully utilized its federal net operating loss carryforwards and partially utilized the Company’s state net operating loss carryforwards, due to continued ongoing profitability. The net deferred tax asset as of September 30, 2004 was $363,000 and relates to various timing differences and state operating loss carryforwards, compared to $329,000 as of September 30, 2003.

Net Income. As a result of the factors described above, the Company reported a net loss of $118,000 in 2004, which equates to a loss of $0.02 per diluted share, compared to a net income $1,252,000, or $0.32 cents per diluted share, for 2003. The Company’s net loss of $118,000 in 2004 was principally attributable to the Company’s write off of $2,483,000 in debt discount arising from the conversion of the convertible notes issued by the Company in March 2004.

The Company recorded the debt discount on the date the conversion features of the Notes became effective because the conversion price of the notes was less than the fair value of the Company’s common stock. Net income in 2004, before accounting for this non-cash item, was $2,365,000, as shown in the table below. During the second half of the 2004 fiscal year, market conditions deteriorated compared to conditions during the 2003 fiscal year and the first half of the 2004 fiscal year. This deterioration adversely affected the profitability of the Company’s equity market making and debt activities. This impact was partially offset in the fourth quarter as a result of the incremental revenue due to the Global Currencies acquisition.

	Fiscal year 2004	Fiscal year 2003
Net income as previously reported	$2,525,000	$1,252,000
Lease accounting adjustment	$(6,000)	—
Income tax adjustment	$(154,000)	—

Net income before accounting for beneficial conversion feature	2,365,000	1,252,000
Beneficial conversion feature amortization adjustment	(2,483,000)	—

Net income (loss) as restated	(118,000)	1,252,000

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

The Company’s assets and liabilities may vary significantly from period to period because of changes relating to customer needs and economic and market conditions. The Company’s total assets at September 30, 2004 and September 30, 2003, were $67,692,000 and $17,348,000, respectively. The Company’s operating activities generate or utilize cash resulting from net income or loss earned during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity and changes in the inventory of financial instruments resulting from proprietary arbitrage trading strategies dictated by prevailing market conditions.

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

In March 2004, the Company completed a private placement of $12,000,000 of 7% convertible notes. These notes were converted to common shares in August, 2004. The Company recorded $2,483,000 in debt discount, reflecting the difference between the fair value of the common stock on the date the conversion features became effective and the conversion price of $5.75. The Company also recorded a corresponding increase to its additional paid-in capital. The entire amount of this debt discount was amortized and written off in 2004 as a result of the conversion of the convertible notes. This amortization and write-off was recorded as interest expense and was not deductible for tax purposes. This interest charge did not have any effect on the Company’s liquidity or cash flows in 2004.

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

Recent Trends

As discussed above, the Company’s business during 2004 was affected by a variety of factors, including improved market conditions during the first half of 2004 and increased marketing of the Company’s services to institutional clients. Although these factors affected the Company’s results in 2004, the Company is uncertain whether these factors will continue to impact the Company’s business in the future.

Cash Flows

The Company’s cash and cash equivalents increased from $7,067,000 at September 30, 2003 to $21,084,000 at September 30, 2004.

The major sources of cash were:

•	$19,315,000 from net broker payables and receivables

•	$11,002,000 net cash received from the issuance of $12,000,000 in convertible subordinated notes

•	$3,232,000 from demand bank loans payable

•	$2,663,000 from a net loss of $118,000, adjusted upwards by $2,781,000 for non-cash items

•	$924,000 from increased accrued compensation and benefits payable

•	$669,000 from increased accounts payable, accrued expenses and income taxes payable

•	$338,000 from the exercise of stock options

The major uses of cash were:

•	$11,883,000 increase in net customer receivables and payables

•	$4,594,000 net payment related to the Global Currencies acquisition

•	$4,024,000 net increase in the Company’s financial instruments position (financial instruments owned, foreign currency sold, not yet purchased and financial instruments owned, not yet purchased).

•	$3,000,000 investment in a fund managed by INTL Consilium

•	$500,000 investment in INTL Consilium, an asset management joint venture

•	$254,000 purchases of fixed assets and leasehold improvements

Certain Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles (see Summary of Significant Accounting Policies in the Consolidated Financial Statements). The Company believes that of its significant accounting policies, those described below may, in certain instances, involve a high degree of judgment and complexity. These critical accounting policies may require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements. Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

Valuation of Financial Instruments and Foreign Currencies. Substantially all financial instruments are reflected in the consolidated financial statements at fair value or amounts that approximate fair value. These financial instruments include: cash, cash equivalents, and financial instruments purchased under agreements to resell; deposits with clearing organizations; financial instruments owned; and financial instruments sold but not yet purchased. Unrealized gains and losses related to these financial instruments are reflected in net earnings. Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. In some cases, even though the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value. The value of foreign currencies, including foreign currencies sold, not yet purchased, are converted into its U.S. dollar equivalents at the foreign exchange rates in effect at the close of business at the end of the accounting period. For foreign currency transactions completed during each reporting period, the foreign exchange rate in effect at the time of the transaction is used.

The application of the valuation process for financial instruments and foreign currencies is critical because these items represent a significant portion of the Company’s total assets. The accuracy of the valuation process allows the Company to report accurate financial information. Valuations for substantially all of the financial instruments held by the Company are available from independent publishers of market information. The valuation process may involve estimates and judgments in the case of certain financial instruments with limited liquidity and over-the-counter derivatives. Given the wide availability of pricing information, the high degree of liquidity of the majority of the Company’s assets, and the relatively short periods for which they are typically held in inventory, there is insignificant sensitivity to changes in estimates and insignificant risk of changes in estimates having a material effect on the Company. The basis for estimating the valuation of any financial instruments has not undergone any change.

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

The critical aspect of revenue recognition for the Company is recording all known transactions as of the trade date of each transaction for the financial period. The Company has developed systems for each of its businesses to capture all known transactions. Recording all known transactions involves reviewing trades that occur after the financial period that relate to the financial period. The accuracy of capturing this information is dependent upon the completeness and accuracy of the operations systems including personnel and the Company’s clearing firm.

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

The recognition of deferred tax assets and liabilities involves estimates that management has calculated and relied upon. The various tax rates that jurisdictions impose and the proportion of the Company’s taxable income assessed in each of those jurisdictions may differ from management’s assumptions. As the Company expands into new tax jurisdictions these estimates become increasingly critical.

Off Balance Sheet Arrangements

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and from its market making and proprietary trading in the foreign exchange and commodities trading business. In addition, the Company has sold financial instruments that it does not currently own and will therefore be obligated to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements at September 30, 2004 at market values of the related financial instruments (totaling $12,310,543). The Company will incur losses if the market value of the financial instruments increases subsequent to September 30, 2004. The total of $12,310,543 includes $1,519,891 for options and futures contracts, which represent a liability to the Company based on their market value as of September 30, 2004.

Listed below is the market value of trading-related derivatives as of September 30, 2004 and September 30, 2003. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	September 30, 2004 Assets	September 30, 2004 Liabilities	September 30, 2003 Assets	September 30, 2003 Liabilities
Interest Rate Derivatives	$—	$1,000	$—	$—
Foreign Exchange Derivates	$49,000	$3,000	$138,000	$20,000
Commodity Price Derivatives	$1,713,000	$1,516,000	$262,000	$163,000

Total	$1,762,000	$1,520,000	$400,000	$184,000

Options and futures contracts held by the Company result from market-making and proprietary trading activities in the Company’s foreign exchange/commodities trading business segment. The Company assists its clients in its commodities business protect the value of their future production (precious or base metals) by selling them put options on an OTC basis. The Company also provides its commodities clients with sophisticated option products, including combinations of buying and selling puts and calls. The Company mitigates its risk by effecting offsetting OTC options with market counterparties or through the purchase or sale of commodities futures traded through the COMEX division of the New York Mercantile Exchange. The risk mitigation of offsetting options is not within the documented hedging designation requirements of FAS 133.

These derivative contracts are traded along with cash transactions because of the integrated nature of the markets for such products. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies.

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

Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its market-making and trading activities predominantly as a principal, which subjects its capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility and changes in liquidity, over which the Company has virtually no control. The Company’s exposure to market risk varies in accordance with the volume of client-driven market-making transactions, the size of the proprietary positions and the volatility of the financial instruments traded.

We seek to mitigate exposure to market risk by utilizing a variety of qualitative and quantitative techniques:

•	Diversification of business activities and instruments

•	Limitations on positions

•	Allocation of capital and limits based on estimated weighted risks

•	Daily monitoring of positions and mark-to-market profitability

The Company utilizes derivative products in a trading capacity as a dealer, to satisfy client needs and mitigate risk. The Company manages risks from both derivatives and non-derivative cash instruments on a consolidated basis. The risks of derivatives should not be viewed in isolation, but in aggregate with the Company’s other trading activities.

Management believes that the volatility of earnings is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of daily revenue during fiscal year 2004.

Appendix 7B (continued)

In the Company’s securities market-making and trading activities, the Company maintains inventories of equity and debt securities. In the Company’s commodities market-making and trading activities, the Company’s positions include physical inventories, forwards, futures and options. The Company’s commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. The Company monitors the aggregate position for each commodity in equivalent physical ounces. The table below illustrates, for fiscal 2004, the Company’s average, greatest long, greatest short and minimum day-end positions by business segment. Due to integration issues related to the acquisition of Global’s foreign exchange business, this information is not available for the Company’s foreign exchange activities.

FY 2004	Average	Greatest Long	Greatest Short	Minimum Exposure
Equity Aggregate of Long and Short ($ millions)	$3.5	$6.3	n/a	$2.0
Equity Net of Long and Short ($ millions)	$0.1	$2.3	$(2.3)	$0
Debt Aggregate of Long and Short ($ millions)	$4.1	$7.6	n/a	$1.7
Debt Net of Long and Short ($ millions)	$2.2	$6.0	$(2.6)	$0
Gold (Equivalent Oz)	(85)	4,501	(7,595)	0
Silver (Equivalent Oz)	2,193	41,718	(17,157)	0

ITEM 7. FINANCIAL STATEMENTS

The Company’s consolidated financial statements area set forth on pages F-1 through F-48.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. In connection with the Form 10-KSB for the fiscal year ended September 30, 2004 originally filed by the Company, as required under Rule 13a-15(e) of the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.

In May 2005, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the Company needed to restate certain of the Company’s financial statements to correct errors in the application of accounting principles with respect to the accounting for: (i) the beneficial conversion feature embedded in the $12,000,000 convertible notes issued by the Company in March 2004; (ii) the recognition of rental expense for certain office leases; and (iii) the effect on income tax of the 7% coupon interest paid by the Company during fiscal 2004 on its convertible notes. As a result, the Company has restated its historical financial statements for the fiscal years ended September 30, 2002, 2003 and 2004, and the fiscal quarter ended December 31, 2004.

The above restatements are described in more detail in Note 2 to the consolidated financial statements included in this Form 10-KSB/A.

Controls over the application of accounting policies are within the scope of internal controls. Therefore, management has concluded that there were material weaknesses in the Company’s internal controls, as defined by the Public Company Accounting Oversight Board. The Company expects that the material weaknesses related to the issues described above will be remediated as a result of processes that have been implemented subsequent to December 31, 2004.

In connection with the filing of this Form 10-KSB/A, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. Because of the issues discussed above, the Company’s Chief Executive Officer and Chief Financial Officer have now concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2004.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the fiscal year ended September 30, 2004.

It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As a result, there can be no assurance that a control system will succeed in preventing all possible instances of error and fraud. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the conclusions of our Chief Executive Officer, and Chief Financial Officer are made at the “reasonable assurance” level.

ITEM 8B OTHER INFORMATION

Not applicable.

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

ITEM 13. EXHIBITS

3.1	Certificate of Incorporation, as amended (incorporated by reference from Form 10-QSB, as filed with the SEC on May 17, 2004).

3.2	By-laws (incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 33-70334-A), filed with the SEC on February 2, 1994).

10.1	International Assets Holding Corporation Stock Option Plan (incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 33-70334-A), filed with the SEC on February 2, 1994).

10.2	Amendment dated December 28, 1995, to International Assets Holding Corporation Stock Option Plan (incorporated by reference from the Registration Statement on Form S-8 (No. 333-10727), filed with the SEC on August 23, 1996).

10.3	Amendment dated October 28, 1998, to International Assets Holding Corporation Stock Option Plan (incorporated by reference from Company’s Proxy Statement on Form 14A, filed with the SEC on January 15, 1999).

10.4	Amendment dated June 9, 2000, to International Assets Holding Corporation Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A, filed with the SEC on January 12, 2001).

10.5	Employment Agreement, entered into as of October 1, 2002, between the Company and Diego J. Veitia (incorporated by reference from the Company’s Form 10-KSB, as filed with the SEC on December 30, 2002).

10.6	Consulting Agreement, entered into as of September 1, 2002, between the Company and Veitia and Associates, Inc. (incorporated by reference from Form 10-KSB, as filed with the SEC on December 30, 2002).

10.7	Employment Agreement, entered into as of October 1, 2002, between the Company and Edward R. Cofrancesco (incorporated by reference from Form 10-KSB, as filed with the SEC on December 30, 2002).

10.8	Employment Agreement, dated October 22, 2002, by and between the Company, and Sean O’Connor (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.9	Employment Agreement, dated October 22, 2002, by and between the Company, and Scott Branch (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.10	Registration Rights Agreement, dated October 22, 2002, by and between the Company, and Sean O’Connor (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.11	First Amendment to Registration Rights Agreement, dated December 6, 2002, by and between the Company, and Sean O’Connor (incorporated by reference from Form 8-K, as filed with the SEC on December 10, 2002).

10.12	Registration Rights Agreement, dated October 22, 2002, by and between the Company, and Scott Branch (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.13	First Amendment to Registration Rights Agreement, dated December 6, 2002, by and between the Company, and Scott Branch (incorporated by reference from Form 8-K, as filed with the SEC on December 10, 2002).

10.14	Registration Rights Agreement, dated October 22, 2002, by and between the Company, and John Radziwill (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.15	First Amendment to Registration Rights Agreement, dated December 6, 2002, by and between the Company, and John Radziwill (incorporated by reference from Form 8-K, as filed with the SEC on December 10, 2002).

10.16	Fully Disclosed Clearing Agreement, entered into November 15, 2002, between the Company and the Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference from Form 10-QSB, as filed with the SEC on February 14, 2003).

10.17	International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Schedule 14A, filed on January 14, 2003).

10.18	Amendment to International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A, filed with the SEC on February 11, 2004).

10.19	International Assets Holding Corporation Form of 7% Convertible Subordinated Note (incorporated by reference from the Company’s Form 8-K, filed with the SEC on March 4, 2004).

10.20	International Assets Holding Corporation Form of Warrant (incorporated by reference from the Company’s Form 10-QSB filed with the SEC for the quarter ended March 31, 2004).

10.21	Acquisition Agreement dated as of June 25, 2004, by and among International Assets Holding Corporation, Global Currencies Limited, and the shareholders of Global Currencies (Holdings) Limited (incorporated by reference from the Company’s Form 8-K, filed with the SEC on July 1, 2004).

10.22	Employment Agreement, dated October 11, 2004, by and between the Company, and Jonathan C. Hinz (incorporated by reference from Form 8-K, as filed with the SEC on October 14, 2004).

10.23	Employment Agreement, effective December 1, 2004, by and between the Company, and Brian T. Sephton (incorporated by reference from Form 8-K, as filed with the SEC on November 24, 2004).

10.24	Operating Agreement dated May 7, 2004, by and between the Company and Consilium Investment Capital, Inc. (incorporated by reference from Form 10-KSB, as filed with the SEC on December 23, 2004).

14.1	International Assets Holding Corporation Code of Ethics (incorporated by reference from the Company ‘s Form 10-KSB filed with the SEC for the fiscal year ended September 30, 2003).

21	List of the Company’s subsidiaries (incorporated by reference from Form 10-KSB, as filed with the SEC on December 23, 2004).

23.1*	Consent of KPMG to the incorporation by reference to Form S-8.

23.2*	Consent of KPMG to the incorporation by reference to Form S-3.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as part of this report.

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

Dated: May 23, 2005

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Diego J. Veitia	Director and Executive Chairman of the Board	May 23, 2005
Diego J. Veitia

/s/ Sean M. O’Connor	Director and Chief Executive Officer	May 23, 2005
Sean M. O’Connor

/s/ Scott J. Branch	Director and President	May 23, 2005
Scott J. Branch

/s/ Robert A. Miller	Director	May 23, 2005
Robert A. Miller

/s/ John Radziwill	Director	May 23, 2005
John Radziwill

/s/ Justin R. Wheeler	Director	May 23, 2005
Justin R. Wheeler

/s/ John M. Fowler	Director	May 23, 2005
John M. Fowler

/s/ Brian T. Sephton	Chief Financial Officer and Treasurer	May 23, 2005
Brian T. Sephton

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

As discussed in Note 2 of the consolidated financial statements, the consolidated financial statements for the years ended September 30, 2004 and 2003 have been restated.

KPMG LLP

Tampa, Florida

December 12, 2004, except as to Note 2, which is as of May 21, 2005

KPMG LLP, a U.S. limited liability partnership, is the U.S.

member firm of KPMG International, a Swiss cooperative.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2004 and 2003

	2004	2003
	as restated	as restated
Assets

Cash	$3,523,604	1,755,072
Cash and cash equivalents deposited with brokers, dealers and clearing organization	17,560,863	5,311,500
Receivables from brokers, dealers and clearing organization	7,699,450	2,513,369
Receivables from customers	12,358,412	144,271
Financial instruments owned, at market value	18,805,625	6,144,899
Investment in asset management joint venture	459,075	—
Investment in INTL Consilium sponsored fund	3,020,805	—
Deferred income tax asset, net	362,838	340,486
Fixed assets and leasehold improvements at cost, net of accumulated depreciation and amortization	465,023	295,680
Software development, net of accumulated amortization of $1,035,501 and $979,957 at September 30, 2004 and 2003, respectively	—	55,544
Goodwill	2,774,945	—
Other assets	661,641	787,511

Total assets	$67,692,281	17,348,332

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$343,657	130,156
Foreign currency sold, not yet purchased, at market value	2,829,597	308,031
Demand loan payable	10,447,417	—
Financial instruments sold, not yet purchased, at market value	12,310,543	6,195,149
Payable to brokers, dealers and clearing organization	9,272,857	1,700
Payable to customers	4,665,183	—
Accrued compensation and benefits	2,102,055	1,177,848
Accrued expenses	848,643	182,452
Income taxes payable	224,396	—
Other liabilities	74,692	70,708

Total liabilities	43,119,040	8,066,044

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued or outstanding at September 30, 2004 and 2003	—	—
Common stock, $.01 par value. Authorized 12,000,000 shares; issued and outstanding 7,069,076 shares and 4,702,384 shares at September 30, 2004 and 2003, respectively	70,691	47,024
Additional paid-in capital	27,168,617	11,783,124
Retained deficit	(2,666,067)	(2,547,860)

Total stockholders’ equity	24,573,241	9,282,288

Total liabilities and stockholders’ equity	$67,692,281	17,348,332

See accompanying notes to consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended September 30, 2004 and 2003

	2004	2003
	as restated	as restated
Revenues:
Net dealer inventory and investment gains	$21,407,230	9,537,067
Commissions, net	903,507	1,124,513
Interest income	167,305	52,875
Dividend income (expense), net	(400,090)	(22,115)
Equity in loss from asset management joint venture	(40,925)	—
Other	702	106,097

Total revenues	22,037,729	10,798,437

Interest expense	3,214,148	43,682

Net revenues	18,823,581	10,754,755

Non-interest expenses:
Compensation and benefits	8,490,377	4,321,490
Clearing and related expenses	5,878,596	2,405,011
Wholesale commissions	20,066	438,068
Occupancy and equipment rental	512,737	458,815
Professional fees	418,538	437,997
Depreciation and amortization	185,769	362,341
Business development	472,409	263,033
Insurance	362,253	232,571
Other	603,324	380,439

Total non-interest expenses	16,944,069	9,299,765

Income before income tax expense	1,879,512	1,454,990

Income tax expense	1,997,719	202,873

Net income (loss)	$(118,207)	1,252,117

Earnings (loss) per share:

Basic	$(0.02)	0.34

Diluted	$(0.02)	0.32

Weighted average number of common shares outstanding:

Basic	5,090,304	3,688,892

Diluted	5,090,304	3,862,761

See accompanying notes to consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended September 30, 2004 and 2003

	Preferred stock	Common stock	Additional paid-in capital	Retained earnings (deficit)	Treasury stock	Total stockholders’ equity
Balances at September 30, 2002, as previously reported	$—	23,756	8,026,131	(3,796,205)	—	4,253,682
Effect of restatement (note 2)	—	—	—	(3,772)	—	(3,772)

Balances at September 30, 2002, as restated	—	23,756	8,026,131	(3,799,977)	—	4,249,910
Sale of preferred stock through private placement	21,875	—	3,413,696	—	—	3,435,571
Conversion of preferred stock to common stock	(21,875)	21,875	—	—	—	—
Issuance of common stock for finders fee services	—	441	74,559	—	—	75,000
Acquisition of 8,208 common shares	—	—	—	—	(8,200)	(8,200)
Retirement of 8,208 common shares held in treasury	—	(82)	(8,118)	—	8,200	—
Exercise of incentive stock options	—	534	111,606	—	—	112,140
Exercise of nonqualified stock options	—	500	124,500	—	—	125,000
Nonqualified stock option expense for consultant	—	—	40,750	—	—	40,750
Net income, as restated	—	—	—	1,252,117	—	1,252,117

Balances at September 30, 2003, as restated	—	47,024	11,783,124	(2,547,860)	—	9,282,288
Issuance of warrants for placement agent services	—	—	893,121	—	—	893,121
Recognition of beneficial conversion feature of convertible subordinated notes, as restated			2,483,478			2,483,478
Conversion of subordinated notes payable to common stock	—	20,869	10,166,855	—	—	10,187,724
Issuance of common stock in connection with acquisition of INTL Global Currencies	—	1,500	1,470,000	—	—	1,471,500
Exercise of incentive stock options	—	1,018	269,199	—	—	270,217
Exercise of nonqualified stock options	—	280	67,973	—	—	68,253
Nonqualified stock option expense for consultant	—	—	34,867	—	—	34,867
Net loss, as restated	—	—	—	(118,207)	—	(118,207)

Balances at September 30, 2004, as restated	$—	70,691	27,168,617	(2,666,067)	—	24,573,241

See accompanying notes to consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2004 and 2003

	2004	2003
	as restated	as restated
Cash flows from operating activities:
Net income (loss)	$(118,207)	1,252,117
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	185,769	362,341
Amortization of beneficial conversion feature	2,483,478	—
Amortization of debt issuance costs	78,824	—
Deferred income taxes	(22,352)	202,873
Equity in loss from asset management joint venture	40,925	—
Amortization of stock option expense for consultant	34,867	40,750
Unrealized investment gain from investment in INTL Consilium sponsored fund	(20,805)	—
Loss on disposals of fixed assets	—	14,589
Cash provided by (used in) changes in operating assets and liabilities:
Receivable from brokers, dealers and clearing organization	10,123,615	(3,536,397)
Receivable from customers	(8,450,764)	(144,271)
Financial instruments owned, at market value	(12,660,726)	(372,227)
Other assets	125,870	(467,886)
Foreign currency sold, not yet purchased	2,521,566	292,258
Financial instruments sold, not yet purchased, at market value	6,115,394	398,329
Accounts payable	213,501	48,621
Payable to brokers, dealers and clearing organization	9,191,412	—
Payable to customers	(3,432,505)	—
Accrued compensation and benefits	924,207	937,776
Accrued expenses	264,684	72,569
Income taxes payable	191,233	—
Other liabilities	3,984	14,657

Net cash provided by (used in) operating activities	7,793,970	(883,901)

Cash flows from investing activities:
Proceeds from sale of property	—	4,750
Investment in asset management joint venture	(500,000)	—
Investment in INTL Consilium sponsored fund	(3,000,000)	—
Payments related to acquisition of INTL Global Currencies	(4,594,440)	—
Principal collections of loans to officers	—	21,468
Purchase of property, equipment and software development	(254,057)	(298,859)

Net cash used in investing activities	(8,348,497)	(272,641)

Cash flows from financing activities:
Issuance of convertible subordinated notes payable, net of debt issuance costs settled in cash of $997,706	11,002,293	—
Cost of fractional shares related to conversion of convertible subordinated notes to common stock	(272)	—
Increase in demand loan payable	3,231,931	—
Sale of preferred stock, net of costs of acquisition	—	3,510,571
Exercise of stock options	338,470	237,140
Acquisition of common shares related to terminated 401k and Retirement Savings Plan participants	—	(8,200)

Net cash provided by financing activities	14,572,422	3,739,511

Net increase in cash and cash equivalents	14,017,895	2,582,969

Cash and cash equivalents at beginning of year	7,066,572	4,483,603

Cash and cash equivalents at end of year	$21,084,467	7,066,572

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Cont.

Years ended September 30, 2004 and 2003

	2004	2003
	as restated	as restated
Supplemental disclosures of cash flow information:
Cash paid for interest	$651,846	43,682

Income taxes paid	$1,840,315	—

Supplemental disclosure of noncash investing activities:
Estimated fair value of assets and (liabilities) acquired in acquisition of INTL
Global Currencies:
Receivable from brokers, dealers and clearing organization	$15,309,696	—
Receivable from customers	3,763,377	—
Fixed assets	45,511
Payable to brokers, dealers and clearing organization	(79,745)	—
Payable to customers	(8,097,688)	—
Demand loan payable	(7,215,486)	—
Accrued expenses	(115,127)	—
Income taxes payable	(33,163)	—

Total net assets acquired	$3,577,375	—

Additional goodwill in connection with acquisition of INTL Global Currencies	$286,380	—

Supplemental disclosure of noncash financing activities:
Issuance of warrants for placement agent services	$893,121	—

Conversion of subordinated notes to common stock, net of debt issuance costs of $1,812,004	$10,187,724	—

Issuance of common stock related to INTL Global Currencies acquisition	$1,471,500	—

Recognition of beneficial conversion feature	$2,483,478	—

Conversion of preferred stock to common stock	$—	21,875

Issuance of common stock for finders fee services	$—	75,000

Retirement of 8,208 common shares held in treasury	$—	8,200

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

INTL Holdings (U.K.) Limited is a U.K. holding company that owns 100% of INTL Global Currencies Limited (INTL Global Currencies). INTL Global Currencies operates a foreign exchange trading business. Both INTL Holdings (U.K.) Limited and INTL Global Currencies are designated as U.S. dollar denominated companies under the laws of the United Kingdom. Accordingly, the functional currency for these companies is the U.S. dollar.

IAHC (Bermuda) Ltd. maintains a proprietary international fixed income securities portfolio managed by the Company’s fixed income traders.

International Assets Holding Corporation engages in precious and base metals trading, foreign exchange trading, trade finance and financial structuring advice.

The Company also owns a 50.1% limited liability company interest in INTL Consilium, LLC (INTL Consilium), an investment advisory firm that focuses on the emerging market asset class. INTL Consilium is accounted for using the equity method of accounting (see Notes 1(n) and 5 for more information).

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

Cash and cash equivalents (this does not include the separate balance sheet line item of ‘Cash’) consist of cash and cash deposits with brokers, dealers and the Company’s clearing firm. All cash and cash equivalents deposited with brokers, dealers and the clearing firm support the Company’s trading activities, and related margin lending made available to the Company. As a result, the

F-7	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

Company’s cash and cash equivalents held by these entities are subject to contractual restrictions under the margin requirements of these entities. In particular, the Company’s access to these balances may be restricted to the extent that those balances are held to meet margin requirements. These restrictions would vary from day to day. Cash deposits with clearing organization consist of cash, foreign currency and money market funds stated at cost, which approximates fair value. The money market funds earn interest at varying rates on a daily basis. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company is subject to concentration of credit risk because a substantial portion of the Company’s cash and cash equivalents ($12,687,000 as of September 30, 2004) are maintained at the Company’s clearing firm.

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

As of September 30, 2004 and 2003, the carrying value of the Company’s financial instruments including cash, cash equivalents and cash deposits with clearing organization, receivables, accounts payable and accrued expenses approximate their fair values, based on the short-term maturities of these instruments. Additionally, the carrying value of financial instruments owned and any financial instruments and foreign currency sold, not yet purchased, at September 30, 2004 and 2003 are based on market prices.

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

Financial instruments include the Company’s investment in a limited liability partnership (the “Partnership”) which is engaged in pharmaceutical distribution. The Company holds a 0.22% interest in the Partnership. The Company’s interest has been recorded at fair value, determined by management, of $47,000. Pricing information is not publicly available so management has utilized financial statements and other financial information from the Partnership which reflects the value of each partner’s interest. The Company has adjusted this value to reflect estimated gains or losses since the date of the Partnership’s financial information. The Company holds its interest in the Partnership for investment purposes and not for sale to the Company’s customers.

F-8	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

The Company has made an investment in a hedge fund sponsored by INTL Consilium. This investment is valued at the net asset value provided by the fund’s administrator as of the date of valuation.

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

If the Company had determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would be reflected in the pro forma amounts indicated below:

	2004	2003
	as restated	as restated
Net income (loss)
As reported	$(118,207)	1,252,117
Pro forma	$(650,965)	1,015,800
Basic earnings (loss) per share
As reported	$(0.02)	0.34
Pro forma	$(0.13)	0.28
Diluted earrings (loss) per share
As reported	$(0.02)	0.32
Pro forma	$(0.13)	0.26

F-10	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

Pro forma net income (loss) reflects only options granted from 1996 to 2004. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options’ expected life of up to 8.5 years and compensation cost for options granted prior to October 1, 1995 is not considered.

(l)	Basic and Diluted Earnings (loss) Per Share

Basic earnings (loss) per share have been computed by dividing net income (loss) by the weighted average number of common shares outstanding.

Options to purchase 879,284 shares of common stock were excluded from the calculation of diluted earnings per share for the year ended September 30, 2003, because the exercise prices of these options exceeded the average market price of the common stock for the period (anti-dilutive).

Diluted loss per share is the same as basic loss per share because of the anti-dilutive impact of the potential common shares, due to the net loss for the year ended September 30, 2004. No options or warrants to purchase shares of common stock were considered in the calculation of diluted loss per share because of the anti-dilutive impact of the potential common shares, due to the net loss for the year ended September 30, 2004.

Convertible subordinated notes convertible into 2,086,956 common shares were not included in the calculation of diluted earnings per share for the weighted period March 26, 2004 through August 13, 2004 because their incremental inclusion is antidilutive. The restatement, which is discussed in Note 2, includes a change from the treasury method to the if-converted method for calculation of the dilutive effect on earnings per share of the convertible notes.

F-11	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

	2004	2003
	as restated	as restated
Diluted earnings (loss) per share

Numerator:
Net income (loss)	$(118,207)	1,252,117

Denominator:
Weighted average number of:
Common shares outstanding	5,090,304	3,688,892
Dilutive potential common shares outstanding	—	173,869

	5,090,304	3,862,761

Diluted earnings (loss) per share	$(0.02)	0.32

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

On March 31, 2004, the FASB ratified the consensus reached by the EITF in issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments on the guidance to be used in determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This consensus ratified by the FASB on March 31, 2004 was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10 - 20 of EITF 03-1, related to determining whether an impairment is other-than-temporary and measuring the related impairment loss, has been delayed by FASB Staff Position (FSP) EITF Issue 03-1-1, Effective Date of Paragraphs 10 - 20 of EITF Issue No. 03-1. The Company does not believe that adopting the provisions of paragraphs 10 - 20 of this EITF will have a material effect on its consolidated financial statements.

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

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

(2)	Restatement

The Company has three grounds for restatement of its financial statements for the years ended September 30, 2002, 2003 and 2004:

a)	Subsequent to the issuance of its financial statements for the year ended September 30, 2004, the Company determined that there had been a failure to account for the discount arising from the beneficial conversion feature in the 7% convertible notes (the Notes) issued in March 2004 and converted in August 2004, in accordance with FASB Emerging Issues Task Force (EITF) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio, as amended by EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. Since the conversion price of $5.75 per share was lower than the closing price of $6.94 of the Company’s stock on the relevant commitment date, the difference should have been accounted for as a discount to the debt issue and an increase in additional paid-in capital. The discount should have been amortized over the life of the notes and, upon conversion, the remaining balance of the discount should have been written off, with both passing through the consolidated statement of operations and classified as interest expense. The restatement has no effect on the Company’s actual or reported cash flow. The restatement does, however, affect the Company’s stated net income and earnings per share for the quarters ended March 31, 2004 and June 30, 2004 and the quarter and year ended September 30, 2004. The impact of this correction for the year ended September 30, 2004 is to increase additional paid in capital by $2,483,478 and to increase interest expense and the retained deficit by the same amount. The interest expense is not deductible for tax purposes. As a result, this adjustment has no effect on tax expense, liability for income tax or deferred tax. In addition, the Company has changed the method it uses to calculate diluted earnings per share from the “treasury stock method” to the “if-converted method” in order to comply with the requirements of Statement of Financial Accounting Standards (FAS) No. 128, Earnings per Share, which requires the use of the if-converted method for this type of convertible security.

b)	The Company had previously treated the interest paid to holders of the Notes for the period between their issuance in March 2004 and conversion in August 2004, amounting to $378,243, as deductible for income tax purposes. The Company has concluded that there is insufficient certainty that the Internal Revenue Service will recognize this interest as deductible for income tax purposes. The Company has determined that it should restate its financial statements for the year ended September 30, 2004 to reflect this by increasing the income tax expense by $154,096 and increasing income taxes payable by a corresponding amount.

F-15	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

c)	Following a review of its lease accounting policies, the Company has identified an error in its accounting for certain leases and determined that it was appropriate to correct its financial statements for the years ended September 30, 2003 and 2004. In the past, while the benefits of certain periods of free or reduced rental have been spread across the lease term, the Company has not properly allocated scheduled rent escalations across the lease terms. The restatement increases rent expense to spread scheduled rent escalations on a straight-line basis over the contractual lease terms, in accordance with FAS 13, Accounting for Leases. The adjustment applicable to the years ended September 30, 2003 and 2004 is an increase in rent expense of $20,703 and $10,104, respectively. The total increase in rent expense for periods prior to September 30, 2003, was $6,365 (or $3,772, net of tax). These adjustments result in decreases in the Company’s tax charge in each of the applicable periods, calculated at its marginal income tax rate, and corresponding decreases in liability for income tax. Since these lease adjustments result in timing differences of rental charges, they result in increases in the Company’s deferred tax balances of $11,029 and $30,409 for the years ended September 30, 2003 and 2004 respectively. The Company also recorded an unrelated $15,264 reclassification from income tax receivable to deferred income tax asset related to the timing of deductibility of certain debt issuance costs of the convertible note at September 30, 2004. The combined effect of these amounts is an increase to deferred tax asset of $30,409.

The combined result of the restatements is that total stockholders’ equity at September 30, 2004 decreases by $176,124 to $24,573,241 while net income for the year then ended is reduced by $2,643,562 to a net loss of $118,207. The retained deficit at September 30, 2004 increases by $2,659,602 to $2,666,067 and additional paid-in capital increases by $2,483,478 to $27,168,617. There is no effect on the total cash flows of the Company.

Notes 4, 13, 21, 22, 27 and 28 have also been restated to reflect the results of the above restatement adjustments.

F-16	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

The table below summarizes the impact of the restatements on the years ended September 30, 2003 and 2004:

	Year Ended Sept. 30, 2003	Year Ended Sept. 30, 2003	Year Ended Sept. 30, 2003	Year Ended Sept. 30, 2004	Year Ended Sept. 30, 2004	Year Ended Sept. 30, 2004
	previously reported	restatement adjustment	as restated	previously reported	restatement adjustment	as restated
Interest expense	43,682	—	43,682	730,670	2,483,478	3,214,148
Net revenues	10,754,755	—	10,754,755	21,307,059	(2,483,478)	18,823,581
Occupancy and equipment rental	438,111	20,704	458,815	502,633	10,104	512,737
Non-interest expenses	9,279,061	20,704	9,299,765	16,933,965	10,104	16,944,069
Income (loss) before income taxes	1,475,694	(20,704)	1,454,990	4,373,094	(2,493,582)	1,879,512
Income tax expense	211,309	(8,436)	202,873	1,847,739	149,980	1,997,719
Net income (loss)	1,264,385	(12,268)	1,252,117	2,525,355	(2,643,562)	(118,207)
Net income (loss) per share - basic	$0.34		$0.34	$0.50		$(0.02)
Net income (loss) per share - diluted	$0.33		$0.32	$0.41		$(0.02)

Weighted average number of common shares outstanding:

Diluted	3,862,761	—	3,862,761	6,111,223	(1,020,919)	5,090,304

Deferred income tax asset, net	329,457	11,029	340,486	332,429	30,409	362,838
Income taxes receivable	—	—	—	57,881	(57,881)	—
Total assets	17,337,303	11,029	17,348,332	67,719,753	(27,472)	67,692,281

Income taxes payable	—	—	—	112,917	111,479	224,396
Other liabilities	43,639	27,069	70,708	37,519	37,173	74,692
Total liabilities	8,038,975	27,069	8,066,044	42,970,388	148,652	43,119,040

Additional paid-in capital	11,783,124	—	11,783,124	24,685,139	2,483,478	27,168,617
Retained deficit	(2,531,820)	(16,040)	(2,547,860)	(6,465)	(2,659,602)	(2,666,067)
Total stockholders’ equity	9,298,328	(16,040)	9,282,288	24,749,365	(176,124)	24,573,241

(*)	Impacts of 2002 restatement balance sheet amounts are included in Deferred tax asset, Other liabilities and retained deficit of $2,593, $6,365 and ($3,772), respectively.

F-17	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

(3)	Agreements for Sale of Preferred Stock and Change in Management

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

(4)	Issuance of Convertible Subordinated Notes, Conversion of Subordinated Notes in Common Shares and related Debt Issuance Costs

On March 12, 2004, the Company issued $12,000,000 in principal amount of the Company’s 7% convertible subordinated notes (the Notes) due December 31, 2014. The Notes were issued at par and carried interest at the rate of 7% per annum, payable semi-annually on June 30 and December 31 of each year. They were redeemable, in whole or in part at the option of the Company, at any time on or after December 31, 2009 at a redemption price in cash equal to 115% of the principal balance. The Notes were general unsecured obligations of the Company. The conversion features of the Notes were approved by the shareholders on March 26, 2004. The Notes were convertible by the holders at any time prior to the

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

The Notes were convertible by investors at a price lower than the fair value of the Company’s stock on March 26, 2004 (the date that the Company’s shareholders approved the conversion terms of the Notes), requiring accounting recognition of this beneficial conversion feature as a debt discount against the Notes. This gave rise to an increase in the Company’s additional paid-in capital of $2,483,478 and a matching expense item that was classified as interest, resulting in reduced net income for the year but having no effect on total stockholders’ equity at September 30, 2004. Prior to the conversion, the total debt discount was amortized over the life of the Notes (through December 31, 2014) and charged to interest expense. Upon conversion of the Notes the unamortized debt discount was charged to interest expense. The result is a total interest charge relating to the beneficial conversion feature or $2,483,478 for the year ended September 30, 2004.

(5)	Investment in Asset Management Joint Venture

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

(6)	Investment in INTL Consilium Sponsored Fund

Investment in INTL Consilium sponsored fund consists of the Company’s investment in a Cayman Islands hedge fund managed by INTL Consilium. The Cayman Islands fund primarily invests in emerging market debt securities. The investment manager of the Cayman Islands fund is INTL Consilium. The Company owns a 50.1% interest in INTL Consilium (Note 5). The Company invested $3,000,000 in the Cayman Islands fund in July 2004. The investment is carried at the net asset valuation of the Company’s interest in the fund, as reported by the Fund’s administrator. Changes in the net asset value are included in ‘Net dealer inventory and investment gains’ in the Consolidated Statements of Operations. Investment withdrawals require ninety days’ written notice to INTL Consilium as well as additional limitations on the amount of withdrawal. INTL Consilium may waive the withdrawal limitations in its sole discretion.

(7)	Acquisition of the Foreign Exchange Business of Global Currencies Limited

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

Receivable from brokers, dealers and clearing	$15,309,696
Receivable from customers	3,763,377
Fixed assets	45,511

Total assets	19,118,584

Payable to brokers, dealers and clearing organizations	79,745
Payable to customers	8,097,688
Demand loan payable	7,215,486
Accrued expenses	115,127
Income taxes payable	33,163

Total liabilities	15,541,209

Total net assets acquired	$3,577,375

(8)	Goodwill

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

(9)	Commission Revenue

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

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

(10)	Software Development Costs

Software development costs that have been capitalized are amortized over a period ranging from two to three years. The Company’s software development efforts relate to software systems used internally for the Company’s Internet based trading systems.

	2004	2003
Balance beginning of year, net	$55,544	282,718
Dispositions	—	—
Amortization expense	(55,544)	(227,174)

Balance end of year, net	$—	55,544

(11)	Related Party Transactions

In March 2004, the Company issued $12,000,000 in principal amount of the Company’s 7% convertible subordinated notes (the Notes). Executive officers and directors of the Company participated in the offering and purchased $1,282,500 of the Notes. In August 2004, the Company converted the outstanding notes into common shares. At conversion, the Notes owned by the officers and directors were converted into 223,042 common shares. In March 2004, the shareholders approved the issuance of the common shares upon the conversion of the Notes, including the issuances to the Company’s executive officers and directors. See note 4 for additional information regarding the issuance and conversion of the Notes.

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

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

(13)	Interest Income and Interest Expense

	2004	2003
	as restated
Interest income and interest expense:
Interest income	$167,305	52,875

Interest expense:
On-demand bank lending for foreign exchange business	$95,282	—
Short securities trading position balances	174,369	43,682
Convertible subordinated notes payable	378,243	—
Amortization of debt issuance costs	78,824	—
Beneficial conversion feature	2,483,478
Other	3,952	—

Interest expense	$3,214,148	43,682

(14)	Dividend Income and Expense, net

	2004	2003
Dividend income (expense), net:
Dividend income	$198,352	84,172
Dividend expense	(598,442)	(106,287)

Dividend expense, net	$(400,090)	(22,115)

F-26	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

(15)	Receivables From and Payable to Brokers, Dealers and Clearing Organization

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

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

(16)	Receivable From and Payable to Customers

Amounts receivable from and payable to customers at September 30, 2004 and 2003 consisted of the following:

	Receivables	Payable
September 30, 2004:
Open transactions - foreign currency trading	$11,018,572	4,613,146
Margin deposits held - metals trading	—	11,036
Advance payment - other debt structures	—	41,000
Pledge receivable - metals trading	1,339,840	—

	$12,358,412	4,665,182

September 30, 2003:
Open transactions - foreign currency trading	$19,271	—
Fee receivable - other debt originations	125,000	—

	$144,271	—

Receivables and payables to customers result from open trading activities between the Company and its customers which are not financial institutions or broker-dealers. Receivables and payables to certain customer organizations are reported net, when a right of setoff exists with the customer.

(17)	Other Assets

Other assets at September 30, 2004 and 2003 consisted of the following:

	2004	2003
Other receivables	$32,651	128,001
Deposit with clearing organization	500,000	500,000
Prepaid expenses and other assets	128,990	159,510

	$661,641	787,511

(18)	Demand Loan Payable

At September 30, 2004, INTL Global Currencies had a multi-currency on-demand overdraft facility of up to $7,000,000 with one U.K. bank. The overdraft facility provides a right of set-off between amounts borrowed in one or more currencies against positive balances in one or more other currencies. Amounts borrowed bear interest at the London Interbank Offered Rates (LIBOR) for each currency plus 2%. The overdraft facility is guaranteed by International Assets Holding Corporation. At September 30, 2004, the net borrowings INTL Global Currencies exceeded the credit facility limit by $3,447,417. This excess borrowing is guaranteed by a cross-lending guarantee from the former owner of the foreign exchange trading business of INTL Global Currencies. The former owner of the foreign exchange business is not obligated by any written agreement to provide access to this additional credit and the guarantee is expected to cease before December 31, 2004. In October 2004, the Company obtained additional on-demand overdraft facilities from two U.S. banks totaling $4,000,000.

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

(19)	Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and from its market making and proprietary trading in the foreign exchange and commodities trading business. In addition, the Company has sold financial instruments that it does not currently own and will therefore be obligated to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements at September 30, 2004 at market values of the related financial instruments (totaling $12,310,543). The Company will incur losses if the market value of the financial instruments increases subsequent to September 30, 2004. The total of $12,310,543 includes $1,519,891 for options and futures contracts, which represent a liability to the Company based on their market value as of September 30, 2004.

F-29	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

Listed below is the market value of trading-related derivatives as of September 30, 2004 and September 30, 2003. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	September 30, 2004 Assets	September 30, 2004 Liabilities	September 30, 2003 Assets	September 30, 2003 Liabilities
Interest Rate Derivatives	$—	$984	$—	$—
Foreign Exchange Derivates	$48,822	$3,350	$138,180	$20,258
Commodity Price Derivatives	$1,713,230	$1,515,557	$262,162	$163,345

Total	$1,762,052	$1,519,891	$400,342	$183,603

Options and futures contracts held by the Company result from its customer market-making and proprietary trading activities in the foreign exchange/commodities trading business segment. The Company assists its commodities clients in protecting the value of their future production (precious or base metals) by selling them put options on an OTC basis. The Company also provides its commodities clients with sophisticated option products, including combinations of buying and selling puts and calls. The Company mitigates its risk by effecting offsetting OTC options with market counterparties or through the purchase or sale of commodities futures traded through the COMEX division of the New York Mercantile Exchange. The risk mitigation of offsetting options is not within the documented hedging designation requirements of FAS 133.

These derivative contracts are traded along with cash transactions because of the integrated nature of the markets for such products. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies.

In the normal course of business, the Company purchases and sells financial instruments and foreign currency as either principal or agent on behalf of its customers. If either the customer or a counterparty fails to perform, the Company may be required to discharge the obligations of the nonperforming party. In such circumstances, the Company may sustain a loss if the market value of the financial instrument or foreign currency is different from the contract value of the transaction.

The majority of the Company’s transactions and, consequently, the concentration of its credit exposure, is with customers, broker-dealers and other financial institutions. These transactions frequently involve both collateralized and uncollateralized arrangements and may result in credit exposure in the event that the counterparty fails to meet its contractual obligations. The Company’s exposure to credit risk can be directly impacted by volatile financial markets, which may impair the ability of counterparties to satisfy their contractual obligations. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits based upon a review of the counterparties’ financial condition and credit ratings. The Company monitors collateral levels on a daily basis for compliance with regulatory and internal guidelines and requests changes in collateral levels as appropriate.

F-30	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

(20)	Capital and Cash Reserve Requirements

INTL Trading is subject to the net capital rules imposed by the Securities and Exchange Commission under SEC Rule 15c3-1. This rule requires maintenance of minimum net capital of an amount equal to the greater of $100,000, 6 2/3 percent of aggregate indebtedness, or $2,500 for each security in which a market is made with a bid price over $5 and $1,000 for each security in which a market is made with a bid price of $5 or less with a ceiling of $1,000,000. Rule 15c3-1 also requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. As of September 30, 2004, the Company had excess net capital of $2,596,370, a ratio of aggregate indebtedness to net capital of 1.44 to 1 and a percentage of debt to debt-equity total computed in accordance with Rule 15c3-1(d) of 29%.

INTL Trading is exempt from the customer reserve requirements and providing information relating to possession or control of securities pursuant to SEC Rule 15c3-3 because INTL Trading meets the exemption set forth in SEC Rule 15c3-3(k)(2)(ii).

(21)	Leases

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

The Company is obligated under various noncancelable operating leases for the rental of office facilities, service obligations and certain office equipment, and accounts for these lease obligations on a straight line basis. The expense associated with operating leases amounted to $614,430 and $501,170 for the years ended September 30, 2004 and 2003, respectively. The expense associated with the operating leases and service obligations are reported in the statements of operations in occupancy and equipment rental, clearing and related and other expenses.

F-31	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

Future minimum lease payments under noncancelable operating leases as of September 30, 2004 are as follows:

Year ending September 30,
2005	$720,300
2006	401,500
2007	327,400
2008	328,000
2009	303,100
Thereafter	700

Total future minimum lease payments	$2,081,000

(22)	Income Taxes

Income tax expense for the years ended September 30, 2004 and 2003 consisted of:

	Current	Deferred	Total
	as restated	as restated	as restated
2004:
United States	$1,414,712	(16,751)	1,397,961
United Kingdom	79,754	—	79,754
State and local	525,605	(5,601)	520,004

	$2,020,071	(22,352)	1,997,719

2003:
United States	$—	173,221	173,221
State and local	—	29,652	29,652

	$—	202,873	202,873

F-32	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

Total income tax expense for the years ended September 30, 2004 and 2003 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before income taxes as a result of the following:

	As restated 2004		As restated 2003
	Amount	% of pretax income	Amount	% of pretax income
Computed “expected” tax expense	$639,034	34.0%	$494,697	34.0%
(Decrease) increase in income tax expense resulting from:
Non-deductible amortization of beneficial conversion feature	972,985	51.8%	—	—
State income taxes, net of Federal income tax benefit	343,202	18.2%	52,816	3.6%
Meals and entertainment expenses not deductible for tax purposes	23,339	1.3%	13,119	0.9%
Memberships	5,379	0.3%	4,416	0.3%
Foreign income	11,498	0.6%	—	0.0%
Other, net	2,282	0.1%	1,046	0.1%
Changes in valuation allowance	—	0.0%	(363,221)	(25.0)%

	$1,997,719	106.3%	$202,873	13.9%

F-33	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

Deferred income taxes as of September 30, 2004 and 2003 reflect the impact of “temporary differences” between amounts of assets and liabilities for financial statement purposes and such amounts as measured by tax laws. The temporary differences give rise to deferred tax assets and liabilities, which are summarized below as of September 30, 2004 and 2003:

	2004	2003
	as restated	as restated
Gross deferred tax liabilities:
Accumulated depreciation and amortization	$(41,879)	(15,131)
Software development costs	—	(20,901)

Total gross deferred tax liabilities	(41,879)	(36,032)

Gross deferred tax assets:
Securities inventory allowance	34,050	13,044
Investment in limited partnership	953	4,004
Nonqualified stock option expense	19,326	—
Expense of warrant value	15,264	—
Rent amortization	15,145	11,029
Compensation bonus accrual	256,357	173,380
Net operating loss carryforward	26,042	173,372
Alternative minimum tax carryforward	37,580
Other	—	1,689

Total gross deferred tax asset	404,717	376,518

Valuation allowance	—	—

Total net deferred tax assets	404,717	376,518

Net deferred tax asset	$362,838	340,486

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

At September 30, 2004, the Company had net operating loss carryforwards for state of Florida income tax purposes which begin to expire in the fiscal year ending 2021. In addition, as described in note 3, Agreements for Sale of Preferred Stock and Change in Management, the Company has entered into three share subscription agreements. In some cases these types of transactions may cause a limitation on the availability of the net operating loss carryforward.

(23)	Employee Benefit Plan

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

(24)	Stock Options and Warrants

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

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

At September 30, 2004, there were 364,650 additional shares available for grant under the 2003 Plan. Using the Black-Scholes option-pricing model, the per share weighted average fair values of stock options granted during 2004 and 2003, where the exercise price equals the market price of the stock on the grant date, were $1.28 and $.95, respectively. The per share weighted average fair value of stock options granted during 2003 where exercise price was greater than the market price on the grant date was $1.22. No options were granted during 2004 where the exercise price was greater than the market price on the date of grant.

The following weighted average assumptions were used:

	2004	2003
Exercise price equal to the market price on grant date:
Expected risk-free interest rate	1.36%	2.94%
Expected life	0.88 Years	4.87 years
Expected volatility	91.0%	91.4%

Exercise price greater than the market price on grant date:
Expected risk free interest rate	—	3.25%
Expected life	—	5.7 years
Expected volatility	—	92.1%

Stock option activity during the fiscal years ended September 30, 2004 and 2003 was as follows:

	Number of shares	Weighted average exercise price
Outstanding at September 30, 2002	527,224	$2.40

Granted	957,000	2.31
Exercised	(103,400)	2.29
Forfeited	(26,974)	7.88
Expired	(25,690)	3.76

Outstanding at September 30, 2003	1,328,160	2.21

Granted	230,000	5.87
Exercised	(129,769)	2.67
Forfeited	(3,335)	1.30
Expired	(143,050)	6.26

Outstanding at September 30, 2004	1,282,006	$2.37

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

F-37	(Continued)

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

F-38	(Continued)

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

As of September 30, 2004, warrants outstanding, including their grant date, exercise price and expiration date, were as follows:

Warrants outstanding	Grant date	Exercise price	Expiration date	Exercisable
142,083	March 2, 2004	$6.00	July 30, 2007	A
57,917	March 12, 2004	$6.00	July 30, 2007	A

200,000

(A)	100% exercisable on date of grant.

(25)	Preferred Stock

The Company is authorized to issue 5,000,000 shares of its preferred stock at a par value of $.01 per share. As of September 30, 2004 and 2003, no preferred shares are outstanding and the Board of Directors has not yet determined the specific rights and privileges of these shares.

(26)	Commitments and Contingent Liabilities

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

F-39	(Continued)

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

(27)	Quarterly Financial Information (Unaudited)

The Company has set forth below certain unaudited financial data for all eight of the quarters in the fiscal years ended September 30, 2003 and 2004 to show the impact of the restatements on the reported financial data for these periods. Deferred tax assets, other liabilities and retained deficit as of September 30, 2002 have been restated by $2,593, $6,365 and ($3,772) respectively.

F-40	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

	Quarter Ended Dec. 31, 2002	Quarter Ended Dec. 31, 2002	Quarter Ended Dec. 31, 2002	Quarter Ended March 31, 2003	Quarter Ended March 31, 2003	Quarter Ended March 31, 2003
	previously reported	restatement adjustment	as restated	previously reported	restatement adjustment	as restated
Occupancy and equipment rental	82,934	5,176	88,110	109,343	5,176	114,519
Non-interest expenses	1,693,052	5,176	1,698,228	1,729,412	5,176	1,734,588
Income (loss) before income taxes	347,692	(5,176)	342,516	(127,107)	(5,176)	(132,283)
Income tax expense	137,325	(2,109)	135,216	(43,459)	(2,109)	(45,568)
Net income (loss)	210,367	(3,067)	207,300	(83,648)	(3,067)	(86,715)
Net income (loss) per share - basic	$0.09		$0.09	$(0.03)		$(0.03)
Net income (loss) per share - diluted	$0.09		$0.09	$(0.03)		$(0.03)

Deferred income tax asset, net (*)	403,441	4,702	408,143	446,900	6,811	453,711
Total assets	11,563,136	4,702	11,567,838	17,052,597	6,811	17,059,408

Other liabilities (*)	223,173	11,541	234,714	196,656	16,717	213,373
Total liabilities	3,671,716	11,541	3,683,257	9,169,824	16,717	9,186,541

Retained deficit (*)	(3,585,839)	(6,839)	(3,592,678)	(3,669,486)	(9,906)	(3,679,392)
Total stockholders’ equity	7,891,420	(6,839)	7,884,581	7,882,773	(9,906)	7,872,867

(*)	Impacts of 2002 restatement balance sheet amounts are included in Deferred tax asset, Other liabilities and retained deficit of $2,593, $6,365 and ($3,772), respectively.

F-41	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

	Quarter Ended June 30, 2003	Quarter Ended June 30, 2003	Quarter Ended June 30, 2003	Quarter Ended Sept. 30, 2003	Quarter Ended Sept. 30, 2003	Quarter Ended Sept. 30, 2003
	previously reported	restatement adjustment	as restated	previously reported	restatement adjustment	as restated
Occupancy and equipment rental	128,382	5,176	133,558	117,452	5,176	122,628
Non-interest expenses	2,342,357	5,176	2,347,533	3,514,240	5,176	3,519,416
Income (loss) before income taxes	190,660	(5,176)	185,484	1,064,449	(5,176)	1,059,273
Income tax expense	75,392	(2,109)	73,283	42,051	(2,109)	39,942
Net income (loss)	115,268	(3,067)	112,201	1,022,398	(3,067)	1,019,331
Net income (loss) per share - basic	$0.03		$0.02	$0.22		$0.22
Net income (loss) per share - diluted	$0.02		$0.02	$0.21		$0.21

Deferred income tax asset, net	371,508	8,920	380,428	329,457	11,029	340,486
Total assets	16,060,347	8,920	16,069,267	17,337,303	11,029	17,348,332

Other liabilities	95,136	21,893	117,029	43,639	27,069	70,708
Total liabilities	8,049,495	21,893	8,071,388	8,038,975	27,069	8,066,044

Retained deficit	(3,554,218)	(12,973)	(3,567,191)	(2,531,820)	(16,040)	(2,547,860)
Total stockholders’ equity	8,010,852	(12,973)	7,997,879	9,298,328	(16,040)	9,282,288

F-42	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

	Quarter Ended Dec. 31, 2003	Quarter Ended Dec. 31, 2003	Quarter Ended Dec. 31, 2003	Quarter Ended March 31, 2004	Quarter Ended March 31, 2004	Quarter Ended March 31, 2004
	previously reported	restatement adjustment	as restated	previously reported	restatement adjustment	as restated
Interest expense	24,068	—	24,068	134,054	3,698	137,752
Net revenues	5,304,558	—	5,304,558	6,234,880	(3,698)	6,231,182
Occupancy and equipment rental	112,218	2,526	114,744	123,286	2,526	125,812
Non-interest expenses	4,028,530	2,526	4,031,056	4,656,411	2,526	4,658,937
Income (loss) before income taxes	1,276,028	(2,526)	1,273,502	1,578,469	(6,224)	1,572,245
Income tax expense	503,676	(1,029)	502,647	696,026	24,736	720,762
Net income (loss)	772,352	(1,497)	770,855	882,443	(30,960)	851,483
Net income (loss) per share - basic	$0.16		$0.16	$0.19		$0.18
Net income (loss) per share - diluted	$0.14		$0.14	$0.15		$0.15

Weighted average number of common shares outstanding:

Diluted	5,400,910	—	5,400,910	5,740,733	(86,331)	5,654,402

Deferred income tax asset, net	71,698	12,058	83,756	33,087	13,087	46,174
Total assets	26,752,532	12,058	26,764,590	47,980,191	13,087	47,993,278

Income taxes payable	245,917	—	245,917	348,132	25,765	373,897
Other liabilities	42,110	29,595	71,705	42,402	32,121	74,523
Debt discount, net	—	—	—	—	(2,479,780)	(2,479,780)
Total liabilities	16,534,139	29,595	16,563,734	35,850,932	(2,421,894)	33,429,038

Additional paid-in capital	11,930,522	—	11,930,522	12,958,317	2,483,478	15,441,795
Retained deficit	(1,759,468)	(17,537)	(1,777,005)	(877,025)	(48,497)	(925,522)
Total stockholders’ equity	10,218,393	(17,537)	10,200,856	12,129,259	2,434,981	14,564,240

F-43	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

	Quarter Ended June 30, 2004	Quarter Ended June 30, 2004	Quarter Ended June 30, 2004	Quarter Ended Sept. 30, 2004	Quarter Ended Sept. 30, 2004	Quarter Ended Sept. 30, 2004
	previously reported	restatement adjustment	as restated	previously reported	restatement adjustment	as restated
Interest expense	305,587	57,311	362,898	266,961	2,422,469	2,689,430
Net revenues	4,321,592	(57,311)	4,264,281	5,446,029	(2,422,469)	3,023,560

Occupancy and equipment rental	113,376	2,526	115,902	153,753	2,526	156,279
Non-interest expenses	3,504,574	2,526	3,507,100	4,744,450	2,526	4,746,976
Income (loss) before income taxes	817,018	(59,837)	757,181	701,579	(2,424,995)	(1,723,416)
Income tax expense	382,866	85,476	468,342	265,171	40,797	305,968
Net income (loss)	434,152	(145,313)	288,839	436,408	(2,465,792)	(2,029,384)
Net income (loss) per share - basic	$0.09		$0.06	$0.07		$(0.33)
Net income (loss) per share - diluted	$0.07		$0.05	$0.06		$(0.33)

Weighted average number of common shares outstanding:

Diluted	6,207,691	(466,110)	5,741,581	7,359,545	(1,283,386)	6,076,159

Deferred income tax asset, net	144,517	14,116	158,633	332,429	30,409	362,838
Income taxes receivable	57,357	(57,357)	—	57,881	(57,881)	—
Total assets	39,248,291	(43,241)	39,205,050	67,719,753	(27,472)	67,692,281

Income taxes payable	—	54,913	54,913	112,917	111,479	224,396
Other liabilities	39,050	34,647	73,697	37,519	37,173	74,692
Debt discount, net	—	(2,422,469)	(2,422,469)	—	—	—
Total liabilities	26,636,962	(2,332,909)	24,304,053	42,970,388	148,652	43,119,040

Additional paid-in capital	13,006,126	2,483,478	15,489,604	24,685,139	2,483,478	27,168,617
Retained deficit	(442,873)	(193,810)	(636,683)	(6,465)	(2,659,602)	(2,666,067)
Total stockholders’ equity	12,611,329	2,289,668	14,900,997	24,749,365	(176,124)	24,573,241

(28)	Segment Analysis

International Assets Holding Corporation and its subsidiaries form a financial services group focused on select international securities, foreign exchange and commodities markets. The Company’s activities are currently divided into four functional areas — international equities market-making, international debt capital markets, foreign exchange/commodities trading and asset management. During May 2004, the Company expanded

F-44	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

into the asset management business through its 50.1% investment in INTL Consilium. The Company’s asset management activities will not be separately reported until certain asset and revenue levels are achieved (see note 5).

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

Other:

All other transactions that do not relate to the operating segments above are classified as ‘Other’. As of September 30, 2004, certain cash accounts and balances were maintained to support administrative as well as all of the operating segments. These multi-segment assets were allocated to ‘Other’. Revenue reported for ‘Other’ includes all the Company’s interest income but not interest expense; and the gain or loss on the Company’s asset management joint venture, which is accounted for by the equity method.

F-45	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

Segment data includes the profitability measure of net contribution by segment. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. Net contribution is calculated as revenue less direct clearing and clearing related charges and variable trader compensation. Variable trader compensation represents compensation paid to the Company’s traders based on a fixed percentage of revenues produced less clearing and related charges, base salaries and an overhead allocation.

Inter-segment revenues, charges, receivables and payables are eliminated between segments, except revenues and costs related to foreign currency transactions, which are undertaken on arm’s length basis by the Company’s foreign exchange trading business on behalf of the Company’s equity and debt trading business. The foreign exchange trading business competes for this business as it does for any other business. If its rates are not competitive, the Company’s equity and debt trading businesses buy or sell their foreign currency through other market counterparties. The profit or loss made by the Company’s foreign exchange trading business on these transactions is not quantifiable.

Information concerning operations in these segments of business is shown in accordance with SFAS 131 as follows:

	2004	2003
Revenues:
International equities market-making	$16,709,000	7,675,000
International debt capital markets	2,622,000	1,933,000
Foreign exchange/commodities trading	2,560,000	1,017,000
Other	147,000	173,000

Total	$22,038,000	10,798,000

Net contribution:
(Revenues less clearing and related expenses and variable trader bonus compensation):
International equities market-making	$8,737,000	4,432,000
International debt capital markets	1,910,000	994,000
Foreign exchange/commodities trading	1,981,000	695,000

Total	$12,628,000	6,121,000

F-46	(Continued)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004 and 2003

	2004	2003
	as restated	as restated
Total assets:
International equities market-making	$22,216,000	9,538,000
International debt capital markets	8,734,000	2,670,000
Foreign exchange/commodities trading	30,912,000	2,513,000
Other	5,830,000	2,627,000

Total	$67,692,000	17,348,000

Reconciliation of net contribution to income before income tax expense:
Net contribution allocated to segments	$12,628,000	6,121,000
Fixed costs not allocated to operating segments	8,265,000	4,666,000
Interest relating to beneficial conversion feature	2,483,000	—

Income before income tax expense	$1,880,000	1,455,000

(29)	Subsequent Events

Beginning in October 2004, the Company entered into a series of financial transactions (the Transactions) with an unaffiliated financial institution in Latin America for a transaction fee. These transactions involved three distinct and simultaneous steps:

a)	the acquisition by the Company of a beneficial interest (Trust Interest) in certain trusts (the Trusts) in exchange for the assumption of a liability to deliver securities, at a transaction value of $22,800,000. This step did not require any prior purchase or delivery of securities by the Company. The Trusts were previously established by the financial institution to hold a variety of assets;

b)	entry into a repurchase agreement in terms of which the Company notionally repurchased these undelivered securities for cash, at a price of $22,800,000. This leaves the Company with an asset of securities receivable under the repurchase agreement;

c)	entry into a total return swap (TRS) agreement.

i)	In terms of the TRS agreement the Company notionally received cash of $22,800,000 as collateral for the potential liability of the financial institution to the Company. This leaves the Company with a liability to return the collateral to the financial institution to the extent required by the swap agreement.

ii)	There is provision in the TRS agreement for an offsetting arrangement that should leave the Company unaffected by any changes in the values of the Trust Interest or securities deliverable. This gives rise to a matching TRS receivable and TRS payable.

F-47	(Continued)

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

F-48

Exhibit Index

Exhibit No.	Description

23.1	Consent of KPMG to the incorporation by reference to Form S-8.

23.2	Consent of KPMG to the incorporation by reference to Form S-3.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.