Form 10QSB/A
period 2004-12-31
INTERNATIONAL ASSETS HOLDING CORP
filed 2005-05-23
CIK 913760

U.S. Securities and Exchange Commission

Washington D.C. 20549

Form 10-QSB/A

(Amendment No. 1)

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

RESTATEMENT

The Company is filing this Form 10-QSB/A to reflect the restatement of the Company’s financial statements for the fiscal quarters ended December 31, 2003 and 2004. The restatement relates to the Company’s accounting for: (a) the Company’s office leases; (b) the beneficial conversion feature embedded in the $12,000,000 7% convertible notes issued by the Company in March 2004 and converted in August 2004; and (c) the effect on income tax of interest paid by the Company to the holders of the 7% convertible notes during fiscal 2004.

The restatement corrects an error in the application of accounting principles with respect to the accounting for certain office leases. In the past, while the benefits of certain periods of free or reduced rental have been spread across the lease terms, the Company has not properly allocated scheduled rent escalations across the lease terms. The restatement increases rent expense to spread scheduled rent escalations on a straight-line basis over the contractual lease terms. The restatement will increase rental expense for the fiscal quarters ended December 31, 2003 and 2004 by $2,526 and $7,911, respectively

The restatement also reflects a correction with respect to the accounting for the Company’s issuance of $12,000,000 in convertible notes in March 2004 and the subsequent conversion of those notes into common stock in August 2004. At the time the conversion feature of these notes became effective, the fair value of the Company’s common stock was greater than the conversion price of $5.75 per share. Under generally accepted accounting principles, the Company was required to account for this beneficial conversion feature, which was valued at $2,483,000, through the recording of an asset entitled “debt discount” and a corresponding increase in additional paid-in capital. The discount should have been amortized over the life of the notes and, upon conversion, the remaining balance of the discount should have been written off, with both charged to the consolidated statements of operations as interest expense. In August 2004, all of the notes were converted into shares of the Company’s common stock. The Company has restated its financial statements for the fiscal year ended September 30, 2004 to address this issue. The restatement includes a change from the treasury method to the if-converted method for calculation of the dilutive effect of the convertible notes on earnings per share. This restatement has in turn required changes to the Company’s balance sheets as of December 31, 2004 and September 30, 2004 contained in this Form 10-QSB.

Additionally, the Company had previously treated the interest paid to holders of the 7% notes for the period between their issuance in March 2004 and their conversion in August 2004 as deductible for income tax purposes. The Company has now concluded that there was insufficient certainty that the Internal Revenue Service would recognize this interest, amounting to $378,243, as deductible. The restatement adjusted for this by increasing the income tax expense by $154,096 for the year ended September 30, 2004 and increasing income taxes payable by a corresponding amount. This restatement has in turn required changes to the Company’s balance sheets as of December 31, 2004 and September 30, 2004 contained in this Form 10-QSB.

Unrelated to the restatements, the Company has also modified certain other items of its previously filed Form 10-QSB to provide additional disclosure. These modifications are contained in the following sections of this Form 10-QSB/A:

•	Item 1 – Financial Statements

Notes to the Condensed Consolidated Financial Statements in notes

•	1, ‘Current Subsidiaries and Operations’

•	9

•	10

•	16

•	27 ‘Other’

•	Item 2 - Management’s Discussion and Analysis or Plan of Operation

•	Acquisition of Foreign Exchange Business of Global Currencies Limited

•	Fiscal Year 2004 Compared to Fiscal Year 2003 (the items dealing with net contribution)

•	Certain Critical Accounting Policies

•	Off Balance Sheet Arrangements

•	Quantitative and Qualitative Disclosures about Market Risk

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2004	September 30, 2004
	as restated	as restated
Assets
Cash	$5,251,059	$3,523,604
Cash and cash equivalents deposited with brokers, dealers and clearing organization	14,844,317	17,560,863
Receivable from brokers, dealers and clearing organization	19,099,916	7,699,450
Receivable from customers	12,983,225	12,358,412
Financial instruments owned, at market value	17,133,472	18,805,625
Trust certificates, at cost	29,739,902	—
Income taxes receivable	—	—
Investment in asset management joint venture	498,433	459,075
Investment in INTL Consilium sponsored fund	3,501,694	3,020,805
Deferred income tax asset, net	441,370	362,838
Fixed assets and leasehold improvements at cost, net of accumulated depreciation and amortization	482,062	465,023
Intangible assets, net of accumulated amortization of $29,167 at December 31, 2004	320,833	350,000
Goodwill	2,891,858	2,424,945
Other assets	882,621	661,641

Total assets	$108,070,762	$67,692,281

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$207,767	$343,657
Foreign currency sold, not yet purchased, at market value	4,479,207	2,829,597
Financial instruments sold, not yet purchased, at market value	44,697,526	12,310,543
Bank overdrafts	6,503,664	10,447,417
Payable to brokers, dealers and clearing organization	6,145,039	9,272,857
Payable to customers	16,201,414	4,665,183
Accrued compensation and benefits	1,934,784	2,102,055
Accrued expenses	438,284	562,263
Income taxes payable	414,864	224,396
Deferred acqusition consideration payable	753,293	286,380
Other liabilities	411,990	74,692

Total liabilities	82,187,832	43,119,040

Minority owners interest in consolidated entity	435,579	—

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 12,000,000 shares; issued and outstanding 7,110,951 shares at December 31, 2004 and 7,069,076 shares at September 30, 2004	71,110	70,691
Additional paid-in capital	27,430,141	27,168,617
Retained deficit	(2,053,900)	(2,666,067)

Total stockholders’ equity	25,447,351	24,573,241

Total liabilities and stockholders’ equity	$108,070,762	$67,692,281

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months Ended December 31, 2004 and 2003

(Unaudited)

	2004	2003
	as restated	as restated
Revenues:
Net dealer inventory and investment gains	$5,840,271	$5,050,333
Commissions, net	157,352	245,836
Interest income	49,142	26,947
Dividend income (expense), net	(879)	6,704
Equity in income from asset management joint venture	39,358	—
Other	55	(1,194)

Total revenues	6,085,299	5,328,626
Interest expense	176,912	24,068

Net revenues	5,908,387	5,304,558

Non-interest expenses:
Compensation and benefits	$2,608,481	$1,939,352
Clearing and related expenses	1,429,839	1,572,178
Wholesale commission expense	10,357	800
Occupancy and equipment rental	173,135	114,744
Professional fees	121,938	94,084
Depreciation and amortization	74,446	83,747
Business development	178,009	80,580
Insurance	132,407	71,331
Other	185,844	74,240

Total non-interest expenses	4,914,456	4,031,056

Income before income taxes and minority interest	993,931	1,273,502

Income tax expense	375,327	502,647

Income before minority interest	618,604	770,855
Minority interest in income of consolidated entity	6,437	—

Net income	$612,167	$770,855

Earnings per share:
Basic	$0.09	$0.16

Diluted	$0.08	$0.14

Weighted average number of common shares outstanding:
Basic	7,085,836	4,712,981

Diluted	7,998,299	5,400,910

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended December 31, 2004 and 2003

(Unaudited)

	2004	2003
	as restated	as restated
Cash flows from operating activities:
Net income	$612,167	770,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,446	83,747
Deferred income taxes	(78,532)	256,730
Equity in gain from asset management joint venture	(39,358)	—
Amortization of stock option expense for consultant	—	6,188
Unrealized investment gain from INTL Consilium sponsored fund	(45,310)	—
Cash provided by (used in) changes in:
Receivable from brokers, dealers and clearing	(11,400,466)	2,376,841
Receivable from customers	(624,813)	102,630
Other receivables	—	—
Financial instruments owned, at market value	1,672,153	(9,622,122)
Income taxes receivable	—	—
Other assets	(220,980)	(28,230)
Foreign currency sold, not yet purchased, at market value	1,649,610	937,079
Financial instruments sold, not yet purchased, at market value	2,714,992	7,080,482
Accounts payable	(135,890)	(43,142)
Payable to brokers, dealers and clearing	(3,127,818)	408,908
Payable to customers	11,468,320	45,000
Accrued compensation and benefits	(167,271)	(7,883)
Accrued expenses	(123,979)	(33,140)
Income taxes payable	380,539	245,917
Other liabilities	337,298	997

Net cash provided by operating activities	2,945,108	2,580,857

Cash flows from investing activities:
Purchase of fixed assets and leasehold improvements	(62,318)	(3,976)

Net cash used in investing activities	(62,318)	(3,976)

Cash flows from financing activities:
Bank overdrafts	(3,943,753)	—
Exercise of stock options	71,872	141,525

Net cash (used in) provided by financing activities	(3,871,881)	141,525

Net (decrease) increase in cash and cash equivalents	(989,091)	2,718,406
Cash and cash equivalents at beginning of period	21,084,467	7,066,572

Cash and cash equivalents at end of period	$20,095,376	9,784,978

Supplemental disclosure of cash flow information:
Cash paid for interest	$176,912	24,068

Income taxes paid	$73,320	3,480

Supplemental disclosure of noncash activities:
Assumption of trust certificates, at cost, with related financial instruments sold, not yet purchased, at market value and payable to customers (TRS)	$29,739,902	—

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2004

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, such financial statements reflect all adjustments (consisting of normal recurring items) necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2004, contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, and in conjunction with the Company’s Amended Form 10-KSB/A for the fiscal year ended September 30, 2004 filed with the Securities and Exchange Commission.

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

On July 9, 2004, the Company acquired the foreign exchange business of Global Currencies Limited (“Global”) through the purchase of two wholly owned subsidiaries of Global—INTL Global Currencies Limited and INTL Holdings (U.K.) Limited. Both INTL Global Currencies and INTL Holdings (U.K.) Limited are designated as U.S. dollar denominated companies under the laws of the United Kingdom. Accordingly, the functional currency for these companies is the U.S. dollar.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(2)	Restatement

The Company has three grounds for restatement of the Form 10-QSB:

a)	Subsequent to the issuance of its financial statements for the year ended September 30, 2004, the Company determined that it should have accounted for the discount arising from the beneficial conversion feature in the 7% convertible notes (the Notes) issued in March 2004 and converted in August 2004, in compliance with FASB Emerging Issues Task Force (EITF) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio, as amended by EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The resulting restatement of the Company’s financial statements for the year ended September 30, 2004 had the effect of increasing the additional paid-in capital and the retained deficit of the Company at September 30, 2004 by an amount of $2,483,478, with a consequent effect on those balances at December 31, 2004. It had no effect on reported total cash flow. In addition, the Company has changed the method it uses to calculate diluted earnings per share from the “treasury stock method” to the “if-converted method” in order to comply with the requirements of Statement of Financial Accounting Standards (FAS) No. 128, Earnings per Share, which requires the use of the if-converted method for this type of convertible security. This restatement requires corresponding adjustments to the Company’s balance sheets at September 30, 2004, and December 31, 2004 contained in these financial statements.

b)	The Company had previously treated the interest paid to holders of the 7% notes for the period between their issuance in March 2004 and their conversion in August 2004 as deductible for income tax purposes. The Company has now concluded that there is insufficient certainty that the Internal Revenue Service will recognize this interest, amounting to $378,243, as deductible. The restatement corrected this by increasing the income tax expense by $154,096 for the year ended September 30, 2004 and increasing income taxes payable by a corresponding amount. This restatement requires corresponding adjustments to the Company’s balance sheets at September 30, 2004 and December 31, 2004 contained in these Consolidated Financial Statements.

c)	Following a review of its lease accounting policies, the Company determined that it was appropriate to restate its financial statements for the quarter ended December 31, 2004 and for the years ended September 30, 2002, 2003 and 2004, with respect to the accounting for certain office leases. In the past, while the benefits of certain periods of free or reduced rental have been spread across the lease term, the Company has not properly allocated scheduled rent escalations across the lease terms. The restatement increases rent expense to spread scheduled rent escalations on a straight-line basis over the contractual lease terms, in accordance with FAS 13, Accounting for Leases. As a result of this restatement, rental expense for the fiscal quarters ended December 31, 2003 and 2004 has been increased by $2,526 and $7,911, respectively.

The restatements have no effect on total cash flow for the quarter ended December 31, 2004, or for any prior period. The table below gives a comparison between the affected amounts as previously reported and as restated.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

	Quarter Ended Dec. 31, 2004	Quarter Ended Dec. 31, 2004	Quarter Ended Dec. 31, 2004	Quarter Ended Dec. 31, 2003	Quarter Ended Dec. 31, 2003	Quarter Ended Dec. 31, 2003
	previously reported	restatement adjustment	as restated	previously reported	restatement adjustment	as restated
Occupancy and equipment rental	165,224	7,911	173,135	112,218	2,526	114,744
Non-interest expenses	4,906,545	7,911	4,914,456	4,028,530	2,526	4,031,056
Income (loss) before income taxes	1,001,842	(7,911)	993,931	1,276,028	(2,526)	1,273,502
Income tax expense	378,550	(3,223)	375,327	503,676	(1,029)	502,647
Income before minority interest	623,292	(4,688)	618,604	772,352	(1,497)	770,855
Net income (loss)	616,855	(4,688)	612,167	772,352	(1,497)	770,855

Net income (loss) per share - basic	$0.09		$0.09	$0.16		$0.16

Net income (loss) per share - diluted	$0.08		$0.08	$0.14		$0.14

Deferred income tax asset, net	407,738	33,632	441,370	71,698	12,058	83,756
Income taxes receivable	67,453	(67,453)	—	—	—	—
Total assets	108,104,583	(33,821)	108,070,762	26,752,532	12,058	26,764,590

Income taxes payable	312,957	101,907	414,864	245,917	—	245,917
Other liabilities	366,906	45,084	411,990	42,110	29,595	71,705
Total liabilities	82,040,841	146,991	82,187,832	16,534,139	29,595	16,563,734
Additional paid-in capital	24,946,663	2,483,478	27,430,141	11,930,522	—	11,930,522
Retained earnings (deficit)	610,390	(2,664,290)	(2,053,900)	(1,759,468)	(17,537)	(1,777,005)
Total stockholders’ equity	25,628,163	(180,812)	25,447,351	10,218,393	(17,537)	10,200,856

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

	Sept. 30, 2004	Sept. 30, 2004	Sept. 30, 2004
	previously reported	restatement adjustment	as restated
Deferred income tax asset, net	332,429	30,409	362,838
Income taxes receivable	57,881	(57,881)	—
Total assets	67,719,753	(27,472)	67,692,281

Income taxes payable	112,917	111,479	224,396
Other liabilities	37,519	37,173	74,692
Total liabilities	42,970,388	148,652	43,119,040

Additional paid-in capital	24,685,139	2,483,478	27,168,617
Retained deficit	(6,465)	(2,659,602)	(2,666,067)
Total stockholders’ equity	24,749,365	(176,124)	24,573,241

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(3)	Stock-Based Employee Compensation

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

If the Company had determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income and earnings per share, on a pro forma basis, would have been the amounts indicated below:

For the three months ended December 31,	2004	2003
	as restated	as restated
Net income
As reported	$612,167	770,855
Pro forma	$494,244	627,700

Basic earnings per share
As reported	$0.09	0.16
Pro forma	$0.07	0.13

Diluted earnings per share
As reported	$0.08	0.14
Pro forma	$0.06	0.12

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

(4)	Effects of Recent Accounting Pronouncements and Interpretations

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

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

For the three months ended December 31,	2004	2003
	as restated	as restated
Diluted earnings per share
Numerator:
Net income	$612,167	770,855
Denominator:
Weighted average number of:
Common shares outstanding	7,085,836	4,712,981
Dilutive potential common shares outstanding	912,463	687,929

	7,998,299	5,400,910

Diluted earnings per share	$0.08	0.14

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(6)	Issuance of Convertible Subordinated Notes, Conversion of Subordinated Notes in Common Shares, related Debt Issuance Costs and Beneficial Conversion Feature

On March 12, 2004, the Company issued $12,000,000 in principal amount of the Company’s 7% convertible subordinated notes (the Notes) due December 31, 2014. The Notes were issued at par and bore interest at the rate of 7% per annum, payable semi-annually on June 30 and December 31 of each year. They were redeemable, in whole or in part at the option of the Company, at any time on or after December 31, 2009 at a redemption price in cash equal to 115% of the principal balance. The Notes were general unsecured obligations of the Company. The conversion features of the Notes were approved by the shareholders on March 26, 2004. The Notes were convertible by the holders at any time prior to the maturity date of December 31, 2014 into shares of the Company’s common stock at a conversion price of $5.75 per share. The Company was authorized to cause the outstanding principal balance of the Notes to be converted, in whole or in part, into shares of common stock at any time during the 90 days following the occurrence of all of the following three events: (i) the closing price of the common stock exceeding $8.00 per share (proportionately adjusted to reflect adjustments to conversion price) for 20 consecutive days; (ii) the Company filing a registration statement under the Securities Act to register the issuance of the common stock pursuant to the conversion of the Notes; and, (iii) such registration statement being declared effective by the SEC.

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

The Notes were convertible by investors at a price lower than the fair value of the Company’s stock on March 26, 2004 (the date that the Company’s shareholders approved the conversion terms of the Notes), requiring accounting recognition of this beneficial conversion feature as a debt discount against the Notes. This gave rise during fiscal 2004 to an increase in the Company’s additional paid in capital of $2,483,478 and a matching expense item that was classified as interest, resulting in an increased deficit at the end of the year but having no effect on total stockholders’ equity at September 30, 2004.

(7)	Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(8)	Investment in Asset Management Joint Venture

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

INTL Consilium, LLC

Condensed Balance Sheet

December 31, 2004
Assets
Cash	314,773
Receivable from clients	162,723
Investment in INTL Consilium sponsored fund	103,237
Property and equipment, net	30,904
Other assets	13,456

Total assets	$625,093

Liabilities and Members’ Equity
Liabilities:	3,000
Accounts payable	12,165
Bonus payable	10,000
Rent payable	3,055

28,220
Members’ equity
Common stock	200,401
Excess capital contribution	399,599
Retained deficit	(3,127)

Total members’ equity	596,873

Total liabilities and members’ equity	$625,093

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(9)	Investment in INTL Consilium Sponsored Fund

Investment in INTL Consilium sponsored fund consists of the Company’s investment in a hedge fund managed by INTL Consilium. The fund primarily invests in emerging market debt securities. At March 31, 2005 the Company owned approximately 88% of the total assets of the fund. Accordingly, the Company has consolidated the fund under the provisions of FIN 46R at December 31, 2004.

As indicated in note 8, the Company owns a 50.1% interest in INTL Consilium. The Company invested $3,000,000 in the fund in July 2004. Change in the net asset value is included in ‘Net dealer inventory and investment gains’ in the Condensed Consolidated Statements of Operations. Investment withdrawals require ninety days’ written notice to the manager of the fund as well as additional limitations on the amount of withdrawal. The manager may waive the withdrawal limitations in its sole discretion.

Investment in INTL Consilium Sponsored Fund

December 31, 2004
International Assets Holding Corporation	$3,066,115
Minority owners’ interest	435,579

Investment in INTL Consilium Sponsored Fund	3,501,694

Percentage of fund owned by International Assets Holding Corporation	88%

(10)	Acquisition of the Foreign Exchange Business of Global Currencies Limited

On July 9, 2004 the Company completed the acquisition of the foreign exchange business of Global Currencies Limited through the purchase of all of the shares of INTL Holdings (U.K.) Limited. INTL Holdings (U.K.) Limited is a U.K. holding company that owns 100% of INTL Global Currencies Limited (“INTL Global Currencies”). The primary reason for the acquisition was to accelerate the Company’s efforts to establish a foreign exchange business. Consolidated results of operations have been included for the period from July 9, 2004 through September 30, 2004. The Company made cash payments of $4,594,440 and issued 150,000 common shares of the Company valued at $1,471,500 as of the date of the purchase. The cash payments consisted of $1,000,000 cash premium paid to the sellers, $3,577,375 for the value of the net assets received, less negotiation differences of $49,982 related to fixed asset amounts and stamp duty adjustments. In addition, the Company paid $67,047 for legal and accounting related fees.

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

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

The Company negotiated a purchase price that resulted in recognition of goodwill based on factors including anticipated revenues, cash flows, profitability and synergistic human resource sharing including trading staff, operations, administration and management.

The Company funded the acquisition from its existing working capital, which included amounts previously generated from the Company’s issuance of $12,000,000 of Notes in March 2004.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

Receivable from brokers, dealers and clearing	$15,309,696
Receivable from customers	3,763,377
Fixed assets	45,511

Total assets	19,118,584

Payable to brokers, dealers and clearing organizations	79,745
Payable to customers	8,097,688
Demand loan payable	7,215,486
Accrued expenses	115,127
Income taxes payable	33,163

Total liabilities	15,541,209

Total net assets acquired	$3,577,375

(11)	Goodwill and Intangible Assets

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

(12)	Commission Revenue and Wholesale Commission Expense

Commission revenues of $ 157,352 and $245,836 were reported for the three months ended December 31, 2004 and 2003, respectively. These revenues were primarily related to introducing broker fees that the Company received in connection with its wholesale debt trading activities.

For the three months ended December 31,	2004	2003
Wholesale commission revenue	$271,579	465,713
Amounts paid to wholesale third party	(114,227)	(219,877)

Net wholesale commission revenue	157,352	245,836

(13)	Related Party Transactions

In November 2004 one of the Company’s principal shareholders increased its investment in a hedge fund managed by INTL Consilium from $50,000,000 to $75,000,000. In November 2004, an executive of this shareholder was elected to the Board of Directors of the Company.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(14)	Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased, at Market Value

Financial instruments owned and financial instruments sold, not yet purchased, at December 31, 2004 and September 30, 2004 consisted of trading and investment financial instruments at market values as follows:

	Owned	Sold, not yet purchased
December 31, 2004:
Common stock and American Depository Receipts	$2,531,463	3,640,335
Foreign ordinary stocks, paired with their respective American Depository Receipts	6,998,766	7,176,577
Corporate and municipal bonds	2,469,649	863,212
Foreign government obligations	298,630	745,892
Negotiable instruments (promissory notes)	1,935,364	—
U.S. Treasury Bonds under total return swap transactions	—	29,671,991
Options and futures	2,853,241	2,599,519
Other investments	46,359	—

	$17,133,472	44,697,526

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

	Owned	Sold, not yet purchased
September 30, 2004:
Common stock and American Depository Receipts	$1,546,117	1,401,367
Foreign ordinary stocks, paired with their respective American Depository Receipts	8,851,358	8,935,260
Corporate and municipal bonds	2,085,122	—
Foreign government obligations	1,529,410	454,025
Negotiable instruments (promissory notes)	2,905,812	—
Options and futures	1,762,052	1,519,891
Commodities	55,076	—
U.S. Government obligations	17,194	—
Other investments	53,484	—

	$18,805,625	12,310,543

(15)	Trust Certificates and Total Return Swap

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

(16)	Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and proprietary trading in the foreign exchange and commodities trading business. The Company has sold financial instruments that it does not currently own and will therefore be obligated to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements at December 31, 2004 at market values of the related financial instruments (totaling $44,697,526). The Company will incur losses if the market value of the financial instruments increases subsequent to December 31, 2004. The total of $44,697,526 includes $2,599,519 for options and futures contracts, which represent a liability of the Company based on their market value as of December 31, 2004.

Listed below is the fair value of trading-related derivatives as of December 31, 2004 and September 30, 2004. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	December 31, 2004 Assets	December 31, 2004 Liabilities	September 30, 2004 Assets	September 30, 2004 Liabilities
Interest Rate Derivatives	$—	$825	$—	$984
Foreign Exchange Derivates	$115,349	$—	$48,822	$3,350
Commodity Price Derivatives	$2,737,892	$2,598,694	$1,713,230	$1,515,557
Total	$2,853,241	$2,599,519	$1,762,052	$1,519,891

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

The majority of the Company’s transactions and, consequently, the concentration of its credit exposure is with customers, broker-dealers and other financial institutions. These activities primarily involve collateralized and uncollateralized arrangements and may result in credit exposure in the event that the counterparty fails to meet its contractual obligations. The Company’s exposure to credit risk can be directly impacted by volatile financial markets, which may impair the ability of counterparties to satisfy their contractual obligations. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits based upon a review of the counterparties’ financial condition and credit ratings. The Company monitors collateral levels on a daily basis for compliance with regulatory and internal guidelines and requests changes in collateral levels as appropriate.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(17)	Interest Income and Interest Expense

For the three months ended December 31,	2004	2003
Interest income and interest expense:
Interest income	$49,142	26,947

Interest expense:
Lending to support foreign exchange business	$100,030	—
Short securities trading position balances	71,143	24,068
Other	5,739	—

Interest expense	$176,912	24,068

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(18)	Dividend Income and Expense

For the three months ended December 31,	2004	2003
Dividend income (expense), net:
Dividend income	$84,968	31,774
Dividend expense	(85,847)	(25,070)

Dividend (expense) income, net	$(879)	6,704

(19)	Receivables From and Payable to Brokers, Dealers and Clearing Organization

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

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(20)	Receivable From and Payable to Customers

Amounts receivable from and payable to customers at December 31, 2004 and September 30, 2004 consisted of the following:

	Receivables	Payable
December 31, 2004:
Open transactions - foreign currency trading	$10,646,723	14,870,271
Open transactions - other debt structures	343,977	100,086
Margin deposits held - commodities trading	—	1,231,057
Pledge receivable - commodities trading	1,992,525	—

	$12,983,225	16,201,414

September 30, 2004:
Open transactions - foreign currency trading	$11,018,572	4,613,147
Open transactions - other debt structures	—	41,000
Margin deposits held - metals trading	—	11,036
Pledge receivable - commodities trading	1,339,840	—

	$12,358,412	4,665,183

Receivables and payables to customers result from open trading activities between the Company and its customers which are not financial institutions or broker-dealers. Receivables and payables to certain customers are reported net, when a right of setoff exists with the customer.

(21)	Other Assets

Other assets at December 31, 2004 and September 30, 2004 consisted of the following:

	December 31, 2004	September 30, 2004
Other receivables	$33,578	32,651
Deposit with clearing organization	500,000	500,000
Prepaid expenses and other assets	349,043	128,990

	$882,621	661,641

(22)	Bank Overdrafts

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

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

At December 31, 2004 and September 30, 2004, the U.S. dollar equivalent of the components of the net borrowing under the overdraft facilities were as follows:

	December 31, 2004 Positive balance (overdraft) U.S. dollar equivalent	September 30, 2004 Positive balance (overdraft) U.S. dollar equivalent
Overdraft facility with right of set-off
Australian Dollar	$393,506	—
Canadian Dollar	(4)	698,967
Danish Krona	106,294	196
Euro	(2,101,995)	(2,826,520)
Indian Rupee	314,672	(511,067)
Indonesian Rupiah	62,747	2,452
Japanese Yen	(384,764)	175
Mexican Peso	4,394	4,244
Namibian Dollar	(5,920)	(4,897)
Norwegian Krona	385	441
South African Rand	(403,713)	12,325
Swedish Krona	5,612	5,770
Swiss Franc	(121,454)	(76,697)
United Kingdom Pound Sterling	(2,778,107)	(2,202,841)
United States Dollar	(932,370)	(5,549,965)

Overdraft payable with one U.K. bank	(5,840,717)	(10,447,417)

Overdraft with other financial institutions
Canadian Dollar	(420,354)	—
Euro	(162,336)	—
Mexican Peso	(73,962)	—
South African Rand	(19)	—
Namibian Dollar	(135)	—
Ugandan Shilling	(6,131)

Overdraft payable	(662,937)	—

Total	$(6,503,654)	(10,447,417)

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(23)	Capital and Cash Reserve Requirements

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

(24)	Leases

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

The Company is obligated under various noncancelable operating leases for the rental of office facilities, service obligations and certain office equipment. The expense associated with operating leases amounted to $226,667 and $132,061 for the three months ended December 31, 2004 and 2003, respectively. The expense associated with the operating leases and service obligations are reported in the statements of operations in occupancy and equipment rental, clearing and related and other expenses.

Future minimum lease payments under noncancelable operating leases as of December 31, 2004 are as follows:

Fiscal Year (12 month period) ending September 30,
2005	$792,500
2006	563,700
2007	369,300
2008	328,000
2009	303,100
Thereafter	700

Total future minimum lease payments	$2,357,300

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(25)	Stock Options

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

Incentive Stock Options (Granted during the three months ended December 31, 2004)

Options Granted	Grant Date	Exercise Price Per Share	Date	Expiration Exercisable
52,500	11/18/04	$7.45	11/18/08	(a)
50,000	11/18/04	$8.568	11/18/08	(b)
20,000	12/01/04	$7.35	12/01/08	(a)

122,500

(a)	Exercisable at 33% after year one, 33% after year two and 34% after year three.
(b)	Exercisable at 33% on January 2 2006, 33% on November 18, 2006 and 34% on November 18, 2007.

The Company did not recognize any compensation expense in connection with the grant of incentive stock options covering 122,500 shares during the three months ended December 31, 2004, because the exercise price on the date of grant for each option was equal to or greater than the fair market value of the common stock on the date of grant.

(26)	Commitments and Contingent Liabilities

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

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

International Debt Capital Markets:

The Company actively trades a wide variety of international debt instruments. The Company also invests in international debt instruments on a proprietary basis and arranges international debt transactions. The Company trades and invests in international bonds, including both investment grade and higher yielding emerging market bonds. The Company generally focuses on smaller issues, such as emerging market sovereign, corporate and bank bonds that trade worldwide on an over-the-counter basis. Through its customer relationships, the Company periodically identifies opportunities to arrange, purchase or sell debt transactions that fall outside the parameters of established financial markets. These transactions generally involve negotiable emerging market debt and may be documented by promissory notes, bills of exchange, loan agreements, accounts receivable and other types of debt instruments. The revenues, expenses, assets and liabilities relating to the Trust Certificate and Total Return Swap discussed in note 15 are included in this segment.

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

Other:

All other transactions that do not relate to the operating segments above are classified as ‘Other’. Certain cash accounts and balances were maintained to support the administration of all of the operating segments. These multi-segment assets were allocated to ‘Other’. Revenue reported for ‘Other’ includes interest income but not interest expense; and the gain or loss on the Company’s asset management joint venture, which is accounted for by the equity method.

Segment data includes the profitability measure of net contribution by segment. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. Net contribution is calculated as revenue less direct clearing and clearing related charges and variable trader compensation. Variable trader compensation represents a fixed percentage of an amount equal to revenues produced less clearing and related charges, base salaries and an overhead allocation.

Inter-segment revenues, charges, receivables and payables are eliminated between segments, excepting revenues and costs related to foreign currency transactions done at arm’s length by the foreign exchange trading business for the equity and debt trading business. The foreign exchange trading business competes for this business as it does for any other business. If its rates are not competitive the equity and debt trading businesses buy or sell their foreign currency through other market counter-parties. The profit or loss made by the foreign exchange trading business on these transactions is not quantifiable.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

Information concerning operations in these segments of business is shown in accordance with SFAS 131 as follows:

For the three months ending December 31,	2004	2003
Revenues:
International equities market-making	$2,517,000	4,399,000
International debt capital markets	628,000	677,000
Foreign exchange/commodities trading	2,806,000	228,000
Other	134,000	25,000

Total	$6,085,000	5,329,000

Net contribution:
(Revenue less clearing and related and variable trader bonus compensation):
International equities market-making	$1,056,000	2,277,000
International debt capital markets	444,000	490,000
Foreign exchange/commodities trading	2,131,000	167,000

Total	$3,631,000	2,934,000

December 31,	2004	2003
	as restated	as restated
Total assets:
International equities market-making	$18,146,000	19,701,000
International debt capital markets	37,942,000	2,474,000
Foreign exchange/commodities trading	46,077,000	2,528,000
Other	5,906,000	2,062,000

Total	$108,071,000	26,765,000

Reconciliation of net contribution to income before income tax expense:
Net contribution allocated to segments	$3,631,000	2,934,000
Fixed costs not allocated to operating segments	2,637,000	1,660,000

Income before income taxes and minority interest	$994,000	1,274,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company has revised Item 2 to reflect the restatement of the Company’s financial statements for the quarters ended December 31, 2003 and 2004. All amounts presented in Item 2 reflect the restatement of the Company’s financial statements. The details of the restatement are described in the note appearing at the beginning of the Form 10-QSB/A. The Company has also amended Item 2 to make certain additional disclosures regarding the Company’s results of operations and financial condition.

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

The Company funded the acquisition by utilizing its existing working capital, which included cash received from the Company’s private placement of $12,000,000 in notes of March 2004.

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

Results of operations for the three months ended December 31, 2004 and 2003 (“Q1 2005” and “Q1 2004”, respectively)

The Company’s total revenues for Q1 2005 increased 14% to $6,085,000 from $5,329,000 for Q1 2004. Total non-interest expenses for Q1 2005 were 22% higher than those in Q1 2004, while interest expense increased by $153,000. The Company’s net income decreased from $771,000 during Q1 2004 to $612,000 during Q1 2005.

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

	Percentage of Total Revenue	Percentage of Total Revenue	Percentage Change from Q1 ‘04 to Q1 ‘05
	Q1 2005	Q1 2004
Trading revenue (Net dealer inventory and investment gains)	96.0%	94.8%	15.6%
Commissions	2.6%	4.6%	-36.0%
Interest income	Less than 1%	Less than 1%	Not meaningful
Dividend income (expense), net	Expense less than 1%	Less than 1%	Not Meaningful
Asset management joint venture income (expense)	Less than 1%	0%	Not Meaningful
Other revenues	Less than 1%	Less than 1%	Not Meaningful

Total revenue	100%	100%	14.2%

Interest expense	2.9%	Less than 1%	635%
Net revenue	97.1%	99.6%	11.4%

The following table reflects the sources of the Company’s revenues as a percentage of the Company’s total revenue for Q1 2005 and Q1 2004.

	Percentage of Total Revenues	Percentage of Total Revenues	Percentage Change from Q1 ‘04 to Q1 ‘05
	Q1 2005	Q1 2004
Equity market making	42%	83%	-43%
Debt capital markets	10%	13%	-7%
Foreign exchange/ commodities trading	46%	4%	1,131%
Other	2%	Less than 1%	436%

Total revenues	100%	100%	14%

The following table reflects the sources of the Company’s net contribution as a percentage of the Company’s total net contribution for Q1 2005 and Q1 2004

	% of Total Net Contribution	% of Total Net Contribution	% Change 2004-2005
	Q1 2005	Q1 2004
Equity market making	29%	77%	-54%
Debt capital markets	12%	17%	-9%
Foreign exchange/ commodities	59%	6%	Not Meaningful

Total Net Contribution	100%	100%	24%

(1)	Net contribution consist of revenues from each business activity, less direct clearing and clearing related changes and variable trader compensation.

The following table reflects the principal components of the Company’s non-interest expenses as a percentage of the Company’s total non-interest expenses in Q1 2005 and Q1 2004.

	Percentage of Total Non- interest Expenses	Percentage of Total Non- interest Expenses	Percentage Change from Q1 ‘04 to Q1 ‘05
	Q1 2005	Q1 2004
Compensation and benefits	53.2%	48.1%	34.5%
Clearing and related expenses	29.1%	39.0%	-9.1%
Wholesale commission expense	Less than 1%	Less than 1%	Not meaningful
Occupancy and equipment rental	3.4%	2.8%	47.2%
Professional fees	2.4%	2.3%	29.6%
Depreciation and amortization	1.5%	2.1%	-11.1%
Business Development	3.5%	2.0%	120.9%
Insurance	2.6%	1.8%	85.6%
Other expenses	3.7%	1.8%	150.3%
Total non-interest expenses	100%	100%	21.8%

Net Income. The Company reported net income of $612,000 for the three months ended December 31, 2004 (Q1 2005), which equates to $0.09 per basic share and $0.08 per diluted share. This compares to net income of $771,000, or $0.16 per basic share and $0.14 per diluted share, for the three months ended December 31, 2003 (Q1 2004).

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

Net Contribution. Net contribution consists of revenues, less direct clearing and clearing related charges and variable trader compensation, as more fully described below. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. The net contribution allocated to each of the Company’s business segments increased is $3,631,000 for Q1 2005 compared to $2,934,000 for Q1 2004. The relative changes in net contribution between the equity market making business and the foreign exchange/commodities trading business principally reflects the effects of the acquisition of INTL Global Currencies, together with the revenue decline in the equity business between Q1 2004 and Q1 2005. Equity market making revenues are stated before deduction of ADR conversion fees, while net contribution is stated after these fees.

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

Total Non-interest Expenses. The Company’s total non-interest expenses increased by approximately 22% to $4,914,000 for Q1 2005 from $4,031,000 for Q1 2004. This increase was directly attributable to the expansion of the Company’s business, which resulted in higher personnel, rents, business development and insurance costs.

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

Occupancy and Equipment Rental. Occupancy and equipment rental expense increased by 50% from $115,000 for Q1 2004 to $173,000 for Q1 2005. This increase is primarily due to increased occupancy as a result of expansion of the New York office space and the addition of the INTL Global Currencies office space in London; and an increase in information systems equipment corresponding to the increase in the number of employees.

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

Tax Expense. The Company recognized income tax expense of $375,000 for Q1 2005 compared with $503,000 for Q1 2004. The Company’s effective income tax rate was approximately 39% for Q1 2005 compared with 40% for Q1 2004, largely as a result of the lower rate of corporate income tax in the United Kingdom than that in the United States.

Liquidity and Capital Resources

A substantial portion of the Company’s assets are liquid. The majority of the assets consist of financial instrument inventories, which fluctuate depending on the level of customer business. At December 31, 2004, approximately 88% of the Company’s assets (excluding the Trust Interests of $29,740,000 disclosed in total assets under “Trust certificates, at cost”, which are offset by a liability of an equal amount as discussed in note 15 above) consisted of cash, cash equivalents, receivables from brokers, dealers and clearing organization and marketable financial instruments. All assets are financed by the Company’s equity capital, demand loans from banks, short-term borrowings from financial instruments sold, not yet purchased and other payables.

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

The Company’s assets and liabilities may vary significantly from period to period because of changes relating to customer needs and economic and market conditions. The Company’s operating activities generate or utilize cash resulting from net income or loss earned during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity and financial instruments inventory changes resulting from proprietary arbitrage trading strategies dictated by prevailing market conditions. The Company’s total assets at December 31, 2004 and September 30, 2004, were $108,071,000 and $67,692,000, respectively. Of the increase in assets over the quarter, $29,740,000 of assets and an equal value of liabilities relate to total return swap (“TRS”) transactions. The TRS-related assets and liabilities are of equal amounts, thus having no effect on liquidity. The Company expects that the only net cash flow arising from the TRS transactions will be the Company’s receipt of fee revenue. During Q1 2005 the Company recognized $22,000 of fee revenue from these transactions. The total fee revenue is spread on a straight-line basis over the contractual terms of the TRS transactions.

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

Cash Flows

The Company’s cash and cash equivalents decreased from $21,084,000 at September 30, 2004 to $20,095,000 at December 31, 2004.

The major sources of cash were:

•	The Company’s net cash income for the three months ended December 31, 2004 of $531,000 (consisting of net income of $612,000, adjusted downwards by $81,000 for the net effect of non-cash items such as depreciation and amortization, deferred taxes, equity in the gain in INTL Consilium and the unrealized gain on investment in the INTL Consilium sponsored fund).

•	A $6,037,000 decrease in the Company’s net financial instruments position (i.e. financial instruments owned, foreign currency sold, not yet purchased and financial instruments owned, not yet purchased).

•	A $10,844,000 increase in the Company’s net amount payable to customers and receivable from customers.

The major uses of cash were:

•	A $14,528,000 increase in the Company’s net amount of receivables from and payables to brokers, dealers and clearing organization. At December 31, 2004 and September 30, 2004 these organizations owed/(were owed by) the Company $12,955,000 and ($1,573,000), net, respectively.

•	Bank overdrafts were reduced in aggregate by $3,944,000.

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

Management believes that the volatility of earnings is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of daily revenue during Q1 2005.

In the Company’s securities market-making and trading activities, the Company maintains inventories of equity and debt securities. In the Company’s commodities market-making and trading activities, the

Company’s positions include physical inventories, forwards, futures and options. The Company’s commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. The Company monitors the aggregate position for each commodity in equivalent physical ounces. The table below illustrates, for Q1 2005, the Company’s average, greatest long, greatest short and minimum day-end positions by business segment. Due to integration issues related to the acquisition of the INTL Global Currencies foreign exchange business, this information is not available for the Company’s foreign exchange activities.

Q1 2005	Average	Greatest Long	Greatest Short	Minimum Exposure
Equity Aggregate of Long and Short ($ millions)	$4.5	$6.6	n/a	$2.9
Equity Net of Long and Short ($ millions)	$0	$1.6	$(2.0)	$0
Debt Aggregate of Long and Short ($ millions)	$4.4	$5.2	n/a	$2.6
Debt Net of Long and Short ($ millions)	$1.9	$3.7	$0.1	$0.1
Gold (Equivalent Oz)	(21,164)	753,578	(750,571)	0
Silver (Equivalent Oz)	(3,538)	59,735	(59,605)	0

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. In connection with the Form 10-QSB for the fiscal quarter ended December 31, 2004 originally filed by the Company, as required under Rule 13a-15(e) of the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

In May 2005, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the Company needed to restate certain of the Company’s financial statements to correct errors in the application of accounting principles with respect to the accounting for: (i) the beneficial conversion feature embedded in the $12,000,000 convertible notes issued by the Company in March 2004; (ii) the recognition of rental expense for certain office leases; and (iii) the effect on income tax of the 7% coupon interest paid by the Company during fiscal 2004 on its convertible notes. As a result, the Company has restated its historical financial statements for the fiscal years ended September 30, 2002, 2003 and 2004, and the fiscal quarters ended December 31, 2003 and 2004.

The above restatements are described in more detail in Note 2 to the condensed consolidated financial statements included in this Form 10-QSB/A.

Controls over the application of accounting policies are within the scope of internal controls. Therefore, management has concluded that there were material weaknesses in the Company’s internal controls, as defined by the Public Company Accounting Oversight Board. The Company expects that the material weakness related to the issues described above will be remediated as a result of processes that have been implemented subsequent to December 31, 2004.

In connection with the filing of this Form 10-QSB/A, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Because of the issues discussed above, the Company’s Chief Executive Officer and Chief Financial Officer have now concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2004.

It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As a result, there can be no assurance that a control system will succeed in preventing all possible instances of error and fraud. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the conclusions of our Chief Executive Officer and Chief Financial Officer are made at the “reasonable assurance” level.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ASSETS HOLDING CORPORATION

Date 05/23/2005	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date 05/23/2005	/s/ Brian T. Sephton
Brian T. Sephton
Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.