Form 10QSB
period 2005-03-31
INTERNATIONAL ASSETS HOLDING CORP
filed 2005-05-23
CIK 913760

U.S. Securities and Exchange Commission

Washington D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The issuer had 7,413,370 outstanding shares of common stock as of May 16, 2005.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2005	September 30, 2004
		as restated
Assets
Cash	$3,060,707	$3,523,604
Cash and cash equivalents deposited with brokers, dealers and clearing organization	9,448,198	17,560,863
Receivable from brokers, dealers and clearing organization	11,759,767	7,699,450
Receivable from customers	13,564,972	12,358,412
Financial instruments owned, at market value	32,031,463	18,805,625
Trust certificates, at cost	29,739,902	—
Income taxes receivable	163,105	—
Investment in asset management joint venture	528,105	459,075
Investment in INTL Consilium sponsored fund	4,497,499	3,020,805
Deferred income tax asset, net	209,661	362,838
Fixed assets and leasehold improvements at cost, net of accumulated depreciation and amortization	469,138	465,023
Intangible assets, net of accumulated amortization of $58,333 at March 31, 2005	291,667	350,000
Goodwill	3,184,639	2,424,945
Other assets	851,066	661,641

Total assets	$109,799,889	$67,692,281

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$205,202	$343,657
Foreign currency sold, not yet purchased, at market value	971,676	2,829,597
Financial instruments sold, not yet purchased, at market value	53,666,340	12,310,543
Payable to banks under loans and overdrafts	10,406,108	10,447,417
Payable to brokers, dealers and clearing organization	2,310,243	9,272,857
Payable to customers	10,638,671	4,665,183
Accrued compensation and benefits	1,180,130	2,102,055
Accrued expenses	734,566	562,263
Income taxes payable	477,601	224,396
Deferred acquisition consideration payable	1,046,074	286,380
Other liabilities	379,732	74,692

Total liabilities	82,016,343	43,119,040

Minority owners interest in consolidated entity	1,389,217	—

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 12,000,000 shares; issued and outstanding 7,409,873 shares at March 31, 2005 and 7,069,076 shares at September 30, 2004	74,099	70,691
Additional paid-in capital	27,994,817	27,168,617
Retained deficit	(1,674,587)	(2,666,067)

Total stockholders’ equity	26,394,329	24,573,241

Total liabilities and stockholders’ equity	$109,799,889	$67,692,281

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Six Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
		as restated
Revenues:
Net dealer inventory and investment gains	$11,859,875	$11,208,334
Commissions, net	309,302	501,545
Interest income	131,264	63,771
Dividend income (expense), net	(130,188)	(80,751)
Equity in income from asset management joint venture	69,030	—
Other	3,066	4,661

Total revenues	12,242,349	11,697,560
Interest expense	472,659	161,820

Net revenues	11,769,690	11,535,740

Non-interest expenses:
Compensation and benefits	$5,157,388	$4,278,447
Clearing and related expenses	3,135,201	3,410,658
Wholesale commission expense	14,138	4,800
Occupancy and equipment rental	360,278	240,556
Professional fees	245,416	164,078
Depreciation and amortization	152,566	113,172
Business development	380,113	157,313
Insurance	302,107	148,964
Other	446,369	172,005

Total non-interest expenses	10,193,576	8,689,993

Income before income tax expense and minority interest	1,576,114	2,845,747

Income tax expense	571,668	1,223,409

Income before minority interest	1,004,446	1,622,338
Minority interest in income of consolidated entity	12,966	—

Net income	$991,480	$1,622,338

Earnings per share:
Basic	$0.14	$0.34

Diluted	$0.12	$0.29

Weighted average number of common shares outstanding:
Basic	7,186,054	4,738,214

Diluted	8,037,059	5,546,596

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
		as restated
Revenues:
Net dealer inventory and investment gains	$6,019,604	6,158,001
Commissions, net	151,950	255,709
Interest income	82,122	36,824
Dividend income (expense), net	(129,309)	(87,455)
Equity in income from asset management joint venture	29,672	—
Other	3,011	5,855

Total revenues	6,157,050	6,368,934
Interest expense	295,747	137,752

Net revenues	5,861,303	6,231,182
Non-interest expenses:
Compensation and benefits	2,548,907	2,339,095
Clearing and related expenses	1,705,362	1,835,954
Wholesale commission expense	3,781	4,000
Occupancy and equipment rental	187,143	128,338
Professional fees	123,478	69,994
Depreciation and amortization	78,120	29,425
Business development	202,104	76,733
Insurance	169,700	77,633
Other	260,525	97,765

Total non-interest expenses	5,279,120	4,658,937

Income before income tax expense and minority interest	582,183	1,572,245

Income tax expense	196,341	720,762

Income before minority interest	385,842	851,483
Minority interest in income of consolidated entity	6,529	—

Net income	$379,313	851,483

Earnings per share:
Basic	$0.05	$0.18

Diluted	$0.05	$0.15

Weighted average number of common shares outstanding:
Basic	7,288,778	4,763,724

Diluted	8,075,465	5,654,402

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
		as restated
Cash flows from operating activities:
Net income	$991,480	1,622,338
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	152,566	113,172
Amortization of debt issuance costs	—	14,545
Amortization of beneficial conversion feature	—	3,698
Deferred income taxes	153,177	294,312
Equity in gain from asset management joint venture	(69,030)	—
Amortization of stock option expense for consultant	—	12,375
Unrealized investment gain from INTL Consilium sponsored fund	(87,477)	—
Cash provided by (used in) changes in:
Receivable from brokers, dealers and clearing	(4,060,317)	(951,084)
Receivable from customers	(1,206,560)	—
Other receivables	—	237,894
Financial instruments owned, at market value	(13,225,838)	(17,346,303)
Income taxes receivable	26,966	—
Other assets	(189,425)	(56,889)
Foreign currency sold, not yet purchased, at market value	(1,857,921)	379,684
Financial instruments sold, not yet purchased, at market value	12,034,688	14,692,307
Accounts payable	(138,455)	20,621
Payable to brokers, dealers and clearing	(6,962,614)	—
Payable to customers	5,554,695	—
Accrued compensation and benefits	(921,925)	325,077
Accrued expenses	172,303	49,073
Income taxes payable	253,205	373,897
Other liabilities	305,040	3,815

Net cash used in operating activities	(9,075,442)	(211,468)

Cash flows from investing activities:
Purchase of fixed assets and leasehold improvements	(98,348)	(16,685)

Net cash used in investing activities	(98,348)	(16,685)

Cash flows from financing activities:
Issuance of convertible subordinated notes payable, net of debt issuance costs settled in cash of $997,706	—	11,002,293
Bank overdrafts	(41,309)	—
Exercise of stock options	639,537	270,640

Net cash provided by financing activities	598,228	11,272,933

Net (decrease) increase in cash and cash equivalents	(8,575,562)	11,044,780
Cash and cash equivalents at beginning of period	21,084,467	7,066,572

Cash and cash equivalents at end of period	$12,508,905	18,111,352

Supplemental disclosure of cash flow information:
Cash paid for interest	$472,659	80,334

Income taxes paid	$138,320	558,680

Supplemental disclosure of noncash investing and financing activities:
Assumption of trust certificates, at cost, with related financial instruments sold, not yet purchased, at market value and payable to customers (TRS)	$29,739,902	—

Consolidation of INTL Consilium sponsored fund	$1,376,251	$—

Issuance of warrants for placement agent services	$—	$893,121

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2005

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, such financial statements reflect all adjustments (consisting of normal recurring items) necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2004, contained in the Company’s amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2004 filed with the Securities and Exchange Commission.

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

On July 9, 2004, the Company acquired the foreign exchange business of Global Currencies Limited (“Global”) through the purchase of two wholly-owned subsidiaries of Global, INTL Global Currencies Limited and INTL Holdings (U.K.) Limited. Both INTL Global Currencies and INTL Holdings (U.K.) Limited are designated as U.S. dollar denominated companies under the laws of the United Kingdom. Accordingly, the functional currency for these companies is the U.S. dollar.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(2)	Restatement

The Company restated its financial statements for the fiscal years ended September 30, 2002, 2003 and 2004, and for the fiscal quarter ended December 31, 2004. The restatement was made with respect to the following three items:

a)	Subsequent to the issuance of its financial statements for the year ended September 30, 2004, the Company determined that it should have accounted for the discount arising from the beneficial conversion feature in the 7% convertible notes (the Notes) issued in March 2004 and converted in August 2004, in compliance with FASB Emerging Issues Task Force (EITF) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio, as amended by EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. Since the conversion price of $5.75 per share was lower than the fair value of the Company’s stock on the relevant commitment date, the difference should have been accounted for as a discount to the debt issue and an increase in additional paid-in capital. The discount should have been amortized over the life of the notes and, upon conversion, the remaining balance of the discount should have been written off, with both passing through the consolidated statement of operations and classified as interest expense. The total effect for the year ended September 30, 2004 of the beneficial conversion feature restatement was to increase additional paid in capital by $2,483,478 and to increase interest expense and the retained deficit by the same amount. The effect for the fiscal quarter ended March 31, 2004 of the beneficial conversion feature restatement was to increase interest expense by $3,698. The interest expense is not deductible for tax purposes. The restatement included a change from the treasury method to the if-converted method for calculation of the dilutive effect of the convertible notes on earnings per share.

b)	The Company had previously treated the interest paid to holders of the 7% notes for the period between their issuance in March 2004 and their conversion in August 2004 as deductible for income tax purposes. The Company has now concluded that there is insufficient certainty that the Internal Revenue Service will recognize this interest, amounting to $378,243, as deductible. The restatement adjusted for this by increasing the income tax expense by $154,096 for the year ended September 30, 2004 and increasing income taxes payable by a corresponding amount.

c)	Following a review of its lease accounting policies, the Company determined that it was appropriate to restate its financial statements for the years ended September 30, 2002, 2003 and 2004, and for the fiscal quarter ended December 31, 2004. In the past, while the benefits of certain periods of free or reduced rental had been spread across the lease term, the Company had not properly allocated scheduled rent escalations across the lease terms. The restatement increased rent expense to spread scheduled rent escalations on a straight-line basis over the contractual lease terms, in accordance with FAS 13, Accounting for Leases. As a result of this restatement, rental expense for the fiscal year ended September 30, 2004 was increased by $10,104 and for the fiscal quarter ended March 31, 2004 by $2,526. These adjustments resulted in decreases in the Company’s tax charge in each of the applicable periods, calculated at its marginal income tax rate, and corresponding decreases in liability for income tax. Since these adjustments resulted in timing differences of rental charges, they resulted in an increase in the Company’s deferred tax balances.

The restatements had no effect on total cash flows from operating activities, investing activities or financing activities for the six months ended March 31, 2004 and 2005. The tables below summarize the impact of the restatements on the fiscal quarter ended March 31, 2004 and on the year ended September 30, 2004:

	Quarter Ended March 31, 2004	Quarter Ended March 31, 2004	Quarter Ended March 31, 2004	Sept. 30, 2004	Sept. 30, 2004	Sept. 30, 2004
	previously reported	restatement adjustment	as restated	previously reported	restatement adjustment	as restated
Interest expense	134,054	3,698	137,752
Net revenues	6,234,880	(3,698)	6,231,182
Occupancy and equipment rental	123,286	2,526	125,812
Non-interest expenses	4,656,411	2,526	4,658,937
Income (loss) before income taxes	1,578,469	(6,224)	1,572,245
Income tax expense	696,026	24,736	720,762
Net income (loss)	882,443	(30,960)	851,483
Net income (loss) per share - basic	$0.19		$0.18
Net income (loss) per share - diluted	$0.15		$0.15

Weighted average number of common shares outstanding:
Diluted	5,740,733	(86,331)	5,654,402

Deferred income tax asset, net	33,087	13,087	46,174	332,429	30,409	362,838
Income taxes receivable	—	—	—	57,881	(57,881)	—
Total assets	47,980,191	13,087	47,993,278	67,719,753	(27,472)	67,692,281

Income taxes payable	348,132	25,765	373,897	112,917	111,479	224,396
Other liabilities	42,402	32,121	74,523	37,519	37,173	74,692
Debt discount, net	—	(2,479,780)	(2,479,780)	—	—	—
Total liabilities	35,850,932	(2,421,894)	33,429,038	42,970,388	148,652	43,119,040

Additional paid-in capital	12,958,317	2,483,478	15,441,795	24,685,139	2,483,478	27,168,617
Retained deficit	(877,025)	(48,497)	(925,522)	(6,465)	(2,659,602)	(2,666,067)
Total stockholders’ equity	12,129,259	2,434,981	14,564,240	24,749,365	(176,124)	24,573,241

(3)	Stock-Based Employee Compensation

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

If the Company had determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income and earnings per share, on a pro forma basis, would have been the amounts indicated below:

For the six months ended March 31,	2005	2004
		(as restated)
Net income
As reported	$991,480	1,622,338
Pro forma	$772,295	1,333,063

Basic earnings per share
As reported	$0.14	0.34
Pro forma	$0.11	0.28

Diluted earnings per share
As reported	$0.12	0.29
Pro forma	$0.10	0.24

For the three months ended March 31,	2005	2004
		(as restated)
Net income
As reported	$379,313	851,483
Pro forma	$278,051	705,363

Basic earnings per share
As reported	$0.05	0.18
Pro forma	$0.04	0.15

Diluted earnings per share
As reported	$0.05	0.15
Pro forma	$0.03	0.12

Pro forma net income reflects only options granted from 1996 to the present date. Therefore, the full impact of calculating compensation expense for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation expense is reflected over the options’ expected life ranging from immediate vesting to 8.5 years and compensation expense for options granted prior to October 1, 1995 is not considered.

(4)	Effects of Recent Accounting Pronouncements and Interpretations

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This statement requires the recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award in its financial statements. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25, and its related interpretations. SFAS No. 123R is effective for annual periods beginning after June 15, 2005. Small-business issuers (the Company presently qualifies as a small business issuer) must apply SFAS No. 123R for annual periods beginning after December 15, 2005. In the Company’s case, this will be the fiscal year commencing on October 1, 2006. The Company is reviewing the impacts of the adoption of this statement including the transition options provided by SFAS No. 123R.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which provides guidance on the consolidation of certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Such entities are referred to as variable interest entities (VIE’s). FIN 46 requires that a VIE be consolidated by a business enterprise if that enterprise is deemed to be the primary beneficiary of the VIE. The FASB revised FIN 46 through the issuance of Interpretation No. 46 (revised December 2003 and referred to as FIN 46R). FIN 46R contains technical corrections and extends the effective date of FIN 46 to the first reporting period that ended after March 15, 2004. The issuance of FIN 46 and FIN 46R had no material impact on the Company’s consolidated financial statements. The Company has one VIE with an impact on total assets of $1,389,217 as at March 31, 2005. The Company has consolidated this VIE, which involves an investment in a hedge fund managed by INTL Consilium. The effect of the consolidation is to recognize a minority interest of $1,389,217 on the Condensed Consolidated Balance Sheets at March 31, 2005 and a minority interest in the income of the VIE of $12,966 on the Condensed Consolidated Statements of Operations for the six months ended March 31, 2005.

(5)	Basic and Diluted Earnings Per Share

Basic earnings per share for the six months and three months ended March 31, 2005 and 2004 have been computed by dividing net income by the weighted average number of common shares outstanding.

Common stock equivalents (including options, warrants and convertible subordinated notes) to purchase 53,750 and 2,307,056 shares of common stock were excluded from the calculation of diluted earnings per share for the six months ended March 31, 2005 and 2004, respectively, because the exercise prices of these options exceeded the average market price of the common stock for the period (i.e. they were anti-dilutive). Common stock equivalents to purchase 53,750 and 9,200 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2005 and 2004, respectively, because the exercise prices of these options exceeded the average market price of the common stock for the period.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

For the six months ended March 31,	2005	2004
		(as restated)
Diluted earnings per share
Numerator:
Net income	$991,480	1,622,338
Denominator:
Weighted average number of:
Common shares outstanding	7,186,054	4,738,214
Dilutive potential common shares outstanding	851,005	808,382

	8,037,059	5,546,596

Diluted earnings per share	$0.12	0.29

For the three months ended March 31,	2005	2004
		(as restated)
Diluted earnings per share
Numerator:
Net income	$379,313	851,483
Denominator:
Weighted average number of:
Common shares outstanding	7,288,778	4,763,724
Dilutive potential common shares outstanding	786,687	890,678

	8,075,465	5,654,402

Diluted earnings per share	$0.05	0.15

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

The Notes were convertible by investors at a price lower than the fair value of the Company’s stock on March 26, 2004 (the date that the Company’s shareholders approved the conversion terms of the Notes), requiring accounting recognition of this beneficial conversion feature as a debt discount against the Notes. This gave rise to an increase in the Company’s additional paid-in capital of $2,483,478 and a matching expense item that was classified as interest, resulting in reduced net income for the year but having no effect on total stockholders’ equity at September 30, 2004. For the period prior to conversion, the total debt discount was amortized over the life of the Notes (through December 31, 2014) and charged to interest expense. During the quarter ended March 31, 2004, amortization of $3,698 was charged to interest expense. During the quarter ended June 30, 2004 and upon conversion of the Notes remainder of the debt discount ($2,479,780) was charged to interest expense.

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

For the six months and three months ended March 31, 2005 the Company has recorded revenue of $69,030 and $29,672, representing the Company’s equity in the net income of INTL Consilium.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

INTL Consilium, LLC

Condensed Statement of Operations

For the Six Months Ended March 31, 2005
Revenues:
Management and investment advisory fees	$567,428
Interest	2,334
Other	2,307

Total revenues	572,069

Non-interest expenses:
Compensation and benefits	300,021
Occupancy and equipment rental	22,232
Professional fees	32,761
Depreciation	4,206
Business development	23,087
Insurance	21,330
Other	28,153

Total non-interest expenses	431,790

Net income	$140,279

INTL Consilium, LLC
Condensed Statement of Operations

For the Three Months Ended March 31, 2005
Revenues:
Management and investment advisory fees	$298,935
Interest	1,151
Other	—

Total revenues	300,086

Non-interest expenses:
Compensation and benefits	160,951
Occupancy and equipment rental	11,537
Professional fees	18,900
Depreciation	2,765
Business development	16,076
Insurance	11,259
Other	16,877

Total non-interest expenses	238,365

Net income	$61,721

INTL Consilium, LLC

Condensed Balance Sheet

March 31, 2005
Assets
Cash	306,633
Receivable from clients	148,231
Investment in INTL Consilium sponsored fund	176,472
Property and equipment, net	32,032
Other assets	11,612

Total assets	$674,980

Liabilities and Members’ Equity
Liabilities:
Accounts payable	5,084
Accrued compensation and benefits	13,799
18,883
Members’ equity
Common stock	200,401
Excess capital contribution	399,599
Retained earnings	56,097

Total members’ equity	656,097

Total liabilities and members’ equity	$674,980

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(9)	Investment in INTL Consilium Sponsored Fund

Investment in INTL Consilium Sponsored Fund consists of the Company’s investment in a hedge fund managed by INTL Consilium. The fund primarily invests in emerging market debt securities. At March 31, 2005 the Company owned approximately 69% of the total assets of the fund. Accordingly, the Company has consolidated the fund under the provisions of FIN 46R at March 31, 2005.

As indicated in note 8, the Company owns 50.1% of INTL Consilium, the fund’s investment manager, through a joint venture agreement. The Company invested $3,000,000 in the fund in July 2004. Change in the net asset value is included in ‘Net dealer inventory and investment gains’ in the Condensed Consolidated Statements of Operations. Investment withdrawals require ninety days’ written notice to the manager of the fund as well as additional limitations on the amount of withdrawal. The manager may waive the withdrawal limitations in its sole discretion.

Investment in INTL Consilium Sponsored Fund	March 31, 2005
International Assets Holding Corporation	$3,108,282
Minority owners’ interest	1,389,217

Investment in INTL Consilium Sponsored Fund	4,497,499

Percentage of fund owned by International Assets Holding Corporation	69%

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

The purchase price paid by the Company for the acquisition of the foreign exchange business of Global Currencies Limited exceeded the net asset value received by $2,488,565. This amount was treated as goodwill. The Company has accrued additional goodwill of $1,046,074 under the earnout provisions of the purchase agreement. This accrual is reported as deferred acquisition consideration payable.

The goodwill related to the INTL Global Currencies acquisition is as follows:

Cash premium paid to sellers	$1,000,000
Cash paid for net assets received	3,577,375
Negotiation differences for fixed assets and stamp duty	(49,982)
Legal and accounting fees	67,047
Value of 150,000 common shares at $9.81 per share	1,471,500

Total payments of cash and shares	6,065,940
Less: Fair value of net assets received	3,577,375
Less: Intangible assets identified by independent valuation	350,000

Initial goodwill	2,138,565
Additional goodwill under earnout based on foreign exchange revenues from July 9, 2004 through March 31, 2005	1,046,074

Total goodwill as of March 31, 2005	$3,184,639

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

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

The intangible assets identified by an independent valuation related to the INTL Global Currencies acquisition are as follows:

March 31, 2005
Intangible assets
Noncompete agreement	$150,000
Trade name	100,000
Customer base	100,000

Total intangible assets	350,000
Less: Amortization of intangible assets	58,333

Intangible assets, net	291,667

The intangible assets are amortized over their useful lives of three years.

(12)	Commission Revenue and Wholesale Commission Expense

Commission revenues of $309,302 and $501,545 were reported for the six months ended March 31, 2005 and 2004, respectively. These revenues were primarily related to introducing broker fees that the Company received in connection with its wholesale debt trading activities.

For the six months ended March 31,	2005	2004
Wholesale commission revenue	$501,918	942,573
Amounts paid to wholesale third party	(192,616)	(441,028)

Net wholesale commission revenue	309,302	501,545

For the three months ended March 31,	2005	2004

Wholesale commission revenue	$230,339	476,860
Amounts paid to wholesale third party	(78,389)	(221,151)

Net wholesale commission revenue	151,950	255,709

(13)	Related Party Transactions

In November 2004 one of the Company’s principal shareholders increased its investment in a hedge fund managed by INTL Consilium from $50,000,000 to $89,000,000. In November 2004, an executive of this shareholder was elected to the Board of Directors of the Company.

(14)	Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased, at Market Value

Financial instruments owned and financial instruments sold, not yet purchased, at March 31, 2005 and September 30, 2004 consisted of trading and investment financial instruments at market values as follows:

	Owned	Sold, not yet purchased
March 31, 2005:
Common stock and American Depository Receipts	$2,515,182	2,514,828
Foreign ordinary stocks, paired with their respective American Depository Receipts	9,210,375	9,277,734
Corporate and municipal bonds	603,453	69,032
Foreign government obligations	4,699,019	409,929
Negotiable instruments (promissory notes)	2,835,396	—
U.S. Treasury Bonds under total return swap transactions	—	29,321,109
Options and futures	1,387,554	1,342,708
Commodities	10,731,009	10,731,000
Other investments	49,475	—

	$32,031,463	53,666,340

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

	Owned	Sold, not yet purchased
September 30, 2004:
Common stock and American Depository Receipts	$1,546,117	1,401,367
Foreign ordinary stocks, paired with their respective American Depository Receipts	8,851,358	8,935,260
Corporate and municipal bonds	2,085,122	—
Foreign government obligations	1,529,410	454,025
Negotiable instruments (promissory notes)	2,905,812	—
Options and futures	1,762,052	1,519,891
Commodities	55,076	—
U.S. Government obligations	17,194	—
Other investments	53,484	—

	$18,805,625	12,310,543

(15)	Trust Certificates and Total Return Swap

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

The total fees received and to be received on the Transactions, as well as the associated variable compensation payable, are spread on a straight-line basis over the terms of the Transactions. Non-refundable fees received but not yet recognized as revenue, amounting to $280,755, appear as a liability on the Condensed Consolidated Balance Sheets as at March 31, 2005 under “Other liabilities”. Non-recoverable costs incurred in connection with the Transactions but not yet recognized as expenses, amounting to $84,227, appear as an asset under “Other assets” at the same date.

(16)	Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and from its market making and proprietary trading in the foreign exchange and commodities trading business. The Company has sold financial instruments that it does not currently own and will therefore be obligated to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements at March 31, 2005 at market values of the related financial instruments (totaling $53,666,340). The Company will incur losses if the market value of the financial instruments increases subsequent to March 31, 2005. The total of $53,666,340 includes $1,342,708 for options and futures contracts, which represent a liability to the Company based on their market value as of March 31, 2005.

Listed below is the fair value of trading-related derivatives as of March 31, 2005 and September 30, 2004. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	March 31, 2005 Assets	March 31, 2005 Liabilities	September 30, 2004 Assets	September 30, 2004 Liabilities
Interest Rate Derivatives	$6,925	$—	$—	$984
Foreign Exchange Derivatives	$22,041	$1,861	$48,822	$3,350
Commodity Price Derivatives	$1,358,588	$1,340,847	$1,713,230	$1,515,557
Total	$1,387,554	$1,342,708	$1,762,052	$1,519,891

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

(17)	Interest Income and Interest Expense

For the six months ended March 31,	2005	2004
		(as restated)
Interest income and interest expense:
Interest income	$131,264	63,771

Interest expense:
Borrowing to support foreign exchange business	$197,994	—
Short securities trading position balances	240,005	80,334
Convertible subordinated notes payable	—	63,243
Amortization of debt issuance costs	—	14,545
Amortization of debt discount from beneficial conversion feature of convertible notes	—	3,698
Other	34,660	—

Interest expense	$472,659	161,820

For the three months ended March 31,	2005	2004
		(as restated)
Interest income and interest expense:
Interest income	$82,122	36,824

Interest expense:
Borrowing to support foreign exchange business	$97,964	—
Short securities trading position balances	168,862	56,266
Convertible subordinated notes payable	—	63,243
Amortization of debt discount from beneficial conversion feature of convertible notes	—	3,698
Amortization of debt issuance costs	—	14,545
Other	28,921	—

Interest expense	$295,747	137,752

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(18)	Dividend Income and Expense, net

For the six months ended March 31,	2005	2004
Dividend income (expense), net:
Dividend income	$113,723	59,832
Dividend expense	(243,911)	(140,583)

Dividend (expense) income, net	$(130,188)	(80,751)

For the three months ended March 31,	2005	2004
Dividend income (expense), net:
Dividend income	$28,755	28,058
Dividend expense	(158,064)	(115,513)

Dividend (expense) income, net	$(129,309)	(87,455)

(19)	Receivables From and Payable to Brokers, Dealers and Clearing Organization

Amounts receivable from and payable to brokers, dealers and clearing organization at March 31, 2005 and September 30, 2004 consisted of the following:

	Receivables	Payable
March 31, 2005:
Open securities transactions with clearing organization, net	$1,064,297	—
Securities clearing fees and related charges payable with clearing organization, net	—	101,623
Open foreign currency transactions	10,634,070	2,208,620
Open commodities transactions	2,379	—
Introducing fee receivable	59,021	—

	$11,759,767	2,310,243

September 30, 2004:
Open securities transactions with clearing organization, net	$—	6,314,652
Securities clearing fees and related charges payable with clearing organization, net	—	58,402
Open foreign currency transactions	7,552,215	2,899,803
Introducing fee receivable	147,235	—

	$7,699,450	9,272,857

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

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(20)	Receivable From and Payable to Customers

Amounts receivable from and payable to customers at March 31, 2005 and September 30, 2004 consisted of the following:

	Receivables	Payable
March 31, 2005:
Open transactions- foreign currency trading	$11,550,673	10,003,704
Open transactions—other debt structures	27,549	418,793
Margin deposits held - commodities trading	—	216,174
Pledge receivable - commodities trading	1,986,750	—

	$13,564,972	10,638,671

September 30, 2004:
Open transactions- foreign currency trading	$11,018,572	4,613,147
Open transactions—other debt structures	—	41,000
Margin deposits held - metals trading	—	11,036
Pledge receivable - commodities trading	1,339,840	—

	$12,358,412	4,665,183

Receivables and payables to customers result from open trading activities between the Company and its customers which are not financial institutions or broker-dealers. Receivables and payables to certain customers are reported net, when a right of setoff exists with the customer.

(21)	Other Assets

Other assets at March 31, 2005 and September 30, 2004 consisted of the following:

	March 31, 2005	September 30, 2004
Other receivables	$4,041	32,651
Deposit with clearing organization	500,000	500,000
Prepaid expenses and other assets	347,025	128,990

	$851,066	661,641

(22)	Payable to Banks Under Loans and Overdrafts

At March 31, 2005, the Company had lines of credit with three commercial banks totaling $23,000,000. Each credit facility is secured by certain assets. In addition, the Company has a $3,000,000 on-demand overdraft facility with one U.S. commercial bank.

At September 30, 2004, INTL Global Currencies had a multi-currency on-demand overdraft facility of up to $7,000,000 with a commercial bank based in the United Kingdom. The overdraft facility provided a right of set-off between amounts borrowed in one or more currencies against positive balances in one or more other currencies. Amounts borrowed bear interest at the London Interbank Offered Rates (LIBOR) for each currency plus 2%. The overdraft facility was guaranteed by International Assets Holding Corporation. At September 30, 2004, the net borrowings of INTL Global Currencies exceeded its credit facility limit by $3,447,417. This excess borrowing was guaranteed by a cross-lending guarantee from the former owner of the foreign exchange trading business of INTL Global Currencies. The former owner of the foreign exchange business was not obligated by any written agreement to provide access to this additional credit. The guarantee terminated during the quarter ended December 31, 2004. This on-demand facility was terminated during the quarter ended March 31, 2005.

At March 31, 2005 the Company had the following credit facilities:

Amount	$10,000,000
Borrowing at March 31, 2005	$5,925,409
Allocation	Supports Foreign Exchange Trading
Borrower	INTL Global Currencies Limited
Security	Certain foreign exchange assets
Duration	1 Year
Executed	1/18/2005

Amount	$3,000,000
Borrowing at March 31, 2005	$1,295,925
Allocation	Supports Commodities Trading
Borrower	International Assets Holding Corporation
Security	Certain commodities assets
Duration	On demand
Executed	1/24/2005

Amount	$10,000,000
Borrowing at March 31, 2005	$0
Allocation	Supports Other Debt (trade finance) Trading
Borrower	International Assets Holding Corporation
Security	Certain other debt trading assets
Duration	On demand
Executed	2/1/2005

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

At March 31, 2005 and September 30, 2004, the U.S. dollar equivalent of the components of the net borrowing payable to banks were as follows:

	2005 Positive balance (overdraft) U.S. dollar equivalent		2004 Positive balance (overdraft) U.S. dollar equivalent
Payable to Banks:	$
Lines of Credit
Commodities trading
United States Dollar		(1,295,925)	—
Foreign exchange trading
Australian Dollar		(131,694)	—
Danish Krona		(295)	—
Japanese Yen		(66,745)	—
Singapore Dollar		(2,862)	—
United Kingdom Pound Sterling		(259,057)	—
United States Dollar		(5,464,756)	—

Total Payable under lines of credit		$(7,221,334)	—

			Continued,

	March 31, 2005 Positive balance (overdraft) U.S. dollar equivalent	September 30, 2004 Positive balance (overdraft) U.S. dollar equivalent
Payable to Banks:
Overdraft facility with one U.S. Bank
United States Dollar	(3,000,000)	—
Overdraft with other financial institutions
Indian Rupee	(2,954)	—
Indonesian Rupiah	(7,354)	—
Japanese Yen	(112,575)
Namibian Dollar	(601)
Singapore Dollar	(8,874)
United Kingdom Pound Sterling	(52,416)

Overdraft, subtotal	(3,184,774)	—

Overdraft facility with set-off limits (terminated during March 31, 2005 quarter)
Australian Dollar	$—	—
Canadian Dollar	—	698,967
Danish Krona	—	196
Euro	—	(2,826,520)
Indian Rupee	—	(511,067)
Indonesian Rupiah	—	2,452
Japanese Yen	—	175
Mexican Peso	—	4,244
Namibian Dollar	—	(4,897)
Norwegian Krona	—	441
South African Rand	—	12,325
Swedish Krona	—	5,770
Swiss Franc	—	(76,697)
United Kingdom Pound Sterling	—	(2,202,841)
United States Dollar	—	(5,549,965)

Overdraft with one U.K. bank	—	(10,447,417)

Summary:
Total due to banks under overdraft	(3,184,774)	(10,447,417)
Total due to banks under lines of credit	(7,221,334)	—

Total Payable to Banks Under Loans and Overdrafts	(10,406,108)	(10,447,417)

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(23)	Capital and Cash Reserve Requirements

INTL Trading is subject to the net capital rules imposed by the Securities and Exchange Commission under SEC Rule 15c3-1. This rule requires maintenance of minimum net capital of an amount equal to the greater of $100,000, 6 2/3 percent of aggregate indebtedness, or $2,500 for each security in which a market is made with a bid price over $5 and $1,000 for each security in which a market is made with a bid price of $5 or less with a ceiling of $1,000,000. Rule 15c3-1 also requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. As of March 31, 2005, the Company had excess net capital of $2,899,660, a ratio of aggregate indebtedness to net capital of 1.53 to 1 and a percentage of debt to debt-equity total computed in accordance with Rule 15c3-1(d) of 28%.

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

The Company is obligated under various noncancelable operating leases for the rental of office facilities, service obligations and certain office equipment. The expense associated with operating leases amounted to $474,200 and $295,157 for the six months ended March 31, 2005 and 2004, respectively. The expense associated with the operating leases and service obligations are reported in the statements of operations in occupancy and equipment rental, clearing and related and other expenses.

Future minimum lease payments under noncancelable operating leases as of March 31, 2005 are as follows:

Fiscal Year (12 month period) ending September 30,
2005	$804,400
2006	564,100
2007	369,400
2008	328,000
2009	303,100
Thereafter	700

Total future minimum lease payments	$2,369,700

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(25)	Stock Options

During the six months ended March 31, 2005, the Company granted incentive stock options covering 124,650 shares of common stock. During the six months ended March 31, 2005, incentive stock options covering 264,889 shares of common stock were exercised and 44,518 shares were forfeited. During the six months ended March 31, 2005, 80,900 shares of common stock were exercised under existing nonqualified stock options. As of March 31, 2005, the Company had outstanding total options covering 1,016,349 shares of common stock and the Company has 275,000 shares available for issuance under its existing option plans.

Incentive Stock Options (Granted during the six months ended March 31, 2005)

Options Granted	Grant Date	Exercise Price Per Share	Expiration Date	Exercisable
52,500	11/18/04	$7.45	11/18/08	(a)
50,000	11/18/04	$8.568	11/18/08	(b)
20,000	12/01/04	$7.35	12/01/08	(a)
2,150	02/01/05	$8.39	02/28/05	(c)

124,650

(a)	Exercisable at 33% after year one, 33% after year two and 34% after year three.
(b)	Exercisable at 33% on January 2 2006, 33% on November 18, 2006 and 34% on November 18, 2007.
(c)	100% Exercisable on February 1, 2005. 2,150 shares were exercised by February 28, 2005.

The Company did not recognize any compensation expense in connection with the grant of incentive stock options covering 124,650 shares during the six months ended March 31, 2005, because the exercise price on the date of grant for each option was equal to or greater than the fair market value of the common stock on the date of grant.

(26)	Commitments and Contingent Liabilities

The Company has entered into employment agreements with two officers, effective October 1, 2004 and December 1, 2004 respectively, that each have an indefinite term. Under the terms of the agreements each officer will receive specified annual compensation and have the right to receive bonuses as determined by the Board of Directors. In the event of termination of either agreement by the Company other than for cause, or if the officer concerned resigns as a result of a breach by the Company, each agreement provides for payments equal to 100% of total compensation for 120 days following date of termination.

The employment of the Company’s former Chief Operating Officer, who resigned from that office in November 2004, terminated effective as of March 15, 2005, but he continues to receive an amount equal to his salary for a period of six months from that date under an existing contractual arrangement.

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

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

Information concerning operations in these segments of business is shown in accordance with SFAS 131 as follows:

For the six months ending March 31,	2005	2004
		(as restated)
Revenues:
International equities market-making	$5,683,000	9,704,000
International debt capital markets	1,112,000	1,505,000
Foreign exchange/commodities trading	5,147,000	421,000
Other	300,000	68,000

Total	$12,242,000	11,698,000

Net contribution:
(Revenue less clearing and related expenses and variable trader bonus compensation):
International equities market-making	$2,465,000	5,044,000
International debt capital markets	777,000	1,106,000
Foreign exchange/commodities trading	3,874,000	307,000
Other	—	—

Total	$7,116,000	6,457,000

Reconciliation of net contribution to income before income taxes and minority interest
Net contribution allocated to segments	$7,116,000	6,457,000
Fixed costs not allocated to operating segments	5,540,000	3,611,000

Income before income taxes and minority interest	$1,576,000	2,846,000

For the three months ending March 31,	2005	2004
		(as restated)
Revenues:
International equities market-making	$3,166,000	5,305,000
International debt capital markets	484,000	828,000
Foreign exchange/commodities trading	2,341,000	193,000
Other	166,000	43,000

Total	$6,157,000	6,369,000

Net contribution:
(Revenue less clearing and related expenses and variable trader bonus compensation):
International equities market-making	$1,409,000	2,767,000
International debt capital markets	333,000	616,000
Foreign exchange/commodities trading	1,743,000	140,000
Other	—	—

Total	$3,485,000	3,523,000

Reconciliation of net contribution to income before income taxes and minority interest
Net contribution allocated to segments	$3,485,000	3,523,000
Fixed costs not allocated to operating segments	2,903,000	1,951,000

Income before income taxes and minority interest	$582,000	1,572,000

March 31,	2005	2004
		(as restated)
Total assets:
International equities market-making	$17,898,000	27,997,000
International debt capital markets	39,232,000	3,198,000
Foreign exchange/commodities trading	46,008,000	3,214,000
Other	6,662,000	13,584,000

Total	$109,800,000	47,993,000

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

The following have been notable events since the beginning of 2004:

•	In the second quarter of fiscal 2004, the Company raised $12,000,000 from the issuance of the Company’s 7% convertible subordinated notes. The proceeds have been utilized to continue the expansion of the Company’s trading businesses.

•	In the third quarter of fiscal 2004, the Company and an unrelated third party formed INTL Consilium, LLC, an asset management joint venture. The Company received a 50.1% interest in exchange for a $500,000 capital contribution. INTL Consilium established a hedge fund in July 2004 and currently employs five individuals and manages more than $96 million on behalf of investors in the fund.

•	In the fourth quarter of fiscal 2004, the Company acquired INTL Global Currencies, a specialist foreign exchange trading business based in London. Further details are provided below.

•	In the fourth quarter of fiscal 2004, the Company exercised its right to convert its outstanding 7% subordinated notes into 2,086,923 shares of the Company’s common stock.

The Company believes that it continues to make significant progress in its effort to build a diversified financial services firm focusing on niche markets. During the last two years, the Company has successfully acquired or established businesses in key product areas and geographic locations. The Company’s activities are currently divided into international equities market making, international debt capital markets, foreign exchange/ commodities trading and asset management. Although most of the Company’s revenues over the past two fiscal years were generated by international equities market making, foreign exchange trading revenue from the recently-acquired INTL Global Currencies has shifted the balance and, together with growth in other business segments, has produced a more balanced and diversified revenue stream. As a result, the Company believes that it is now less vulnerable to market cycles which affect each of the Company’s principal business activities. The Company believes that its strategy of linking expenses to revenues will also help to lessen the negative impact of adverse market conditions which occur periodically in international securities and financial markets.

The Company is currently focused on increasing revenue and market share for each of its principal business activities. The equities market making activities were expanded during the quarter ended December 31, 2004, by the addition of trading in over-the-counter Bulletin Board stocks and the recruitment of a specialist trader in equity securities of Latin American issuers. During April and May 2005 the Company’s international debt capital markets business has hired three sales and trading individuals and four individuals to develop origination, structuring and distribution.

Acquisition of Foreign Exchange Business of Global Currencies Limited

On July 9, 2004, the Company completed the acquisition of the foreign exchange business of Global Currencies Limited through the purchase of all the shares of INTL Holdings (U.K.) Limited. INTL Holdings (U.K.) Limited is a U.K. holding company that owns 100% of INTL Global Currencies Limited. The Company undertook this acquisition in order to expand its foreign exchange business. The results of operations from acquired businesses have been included in the Company’s results of operations since July 9, 2004 (the date of the acquisition).

Under the terms of the purchase agreement for the acquisition of Global, the Company made a cash payment of $4,594,000, and issued 150,000 shares of the Company’s common stock (which were valued at $1,472,000 on the date of the purchase). The cash payment consisted of a $1,000,000 cash premium paid to the Sellers, and $3,577,000 for the value of the net assets received, less negotiated differences of $50,000 related to fixed assets amounts and stamp duties. In addition, the Company paid $67,000 in legal and accounting fees.

The Company is obligated to make earn-out payments to the sellers of Global. In particular, the Company is obligated to pay an amount equal to 20% of the gross foreign exchange trade profits generated by the Company during the 30 months ending on December 31, 2006 (up to a maximum of $4,000,000). In addition, the Company is obligated to pay the sellers ten percent (10%) of the gross foreign exchange trading profits in excess of $10,000,000 per year for the 12 months ending June 30, 2005 and June 30, 2006, and ten percent (10%) of such profits in excess of $5,000,000 for the six (6) months ended December 31, 2006.

The Company funded the acquisition by utilizing its existing working capital, which included cash received from the Company’s private placement of $12,000,000 in notes of March 2004.

The Company believes that the acquisition of the foreign exchange business of Global will materially increase the Company’s revenues and net income from the foreign exchange business based upon the historical financial results of this business.

As noted above, the Company’s acquisition of Global utilized approximately $4,594,000 in cash in connection with the payment of the initial purchase price. The Company expects to make future payments to the sellers of Global pursuant to the earnout provisions of the purchase agreement. The Company expects to fund these payments from working capital generated by the foreign exchange business.

The operations of Global’s foreign exchange business, which have been integrated into the Company’s existing foreign exchange business, are expected to increase both the Company’s net current assets and cash flow in the future.

Results of Operations

Set forth below is the Company’s discussion of its results of operations for the first six months of the fiscal years ended September 30, 2005 and 2004, and the fiscal quarters ended March 31, 2005 and 2004. The Company’s total revenues for the quarter ended March 31, 2005 (“Q2 2005”) decreased 3% to $6,157,000 from $6,369,000 for the quarter ended March 31, 2004 “(Q2 2004”). Total non-interest expenses for Q2 2005 were 13% higher than those in Q2 2004, while interest expense increased by $138,000. The Company’s net income decreased from $851,000 during Q2 2004 to $379,000 during Q2 2005.

During Q2 2005 the Company’s revenues were adversely affected by relatively difficult market conditions in its securities business and in particular the international equity trading business. The adverse effect of the se conditions were offset by a substantial increase in revenues from the Company’s foreign currency trading business. The increased foreign exchange trading revenue was due to the inclusion of the results of INTL Global Currencies for the full period. The Company believes that these difficult conditions reflect the cyclical nature of international debt and equity markets generally, and are not necessarily indicative of any long term market trends. The increase in non-interest expenses was attributable mainly to the expanded foreign exchange trading activities and, to a lesser extent, administrative infrastructure to support continued growth.

Six Months Ended March 31, 2005 (‘YTD 2005’) Compared to Six Months Ended March 31, 2004 (‘YTD 2004’)

The following table reflects the principal components of the Company’s revenues and interest expense as a percentage of total revenue for YTD 2005 and YTD 2004.

	Percentage of Total Revenue	Percentage of Total Revenue	Percentage Change from YTD ‘04 to YTD ‘05
	YTD 2005	YTD 2004
Trading revenue (Net dealer inventory and investment gains)	96.9%	95.8%	5.8%
Commissions	2.5%	4.3%	-38.3%
Interest income	1.1%	Less than 1%	105.8%
Dividend income (expense), net	-1.1%	Less than -1%	-61.2%
Asset management joint venture income (expense)	Less than 1%	0%	Not Meaningful
Other revenues	Less than 1%	Less than 1%	-34.2%

Total revenue	100%	100%	4.7%

Interest expense	3.9%	1.4%	192%
Net revenue	96.1%	98.6%	2.0%

The following table reflects the sources of the Company’s revenues as a percentage of the Company’s total revenue for YTD 2005 and YTD 2004.

	Percentage of Total Revenues	Percentage of Total Revenues	Percentage Change from YTD ‘04 to YTD ‘05
	YTD 2005	YTD 2004
Equity market making	47%	83%	-41%
Debt capital markets	9%	13%	-26%
Foreign exchange/ commodities trading	42%	4%	Not Meaningful
Other	2%	Less than 1%	341%

Total revenues	100%	100%	5%

The following table reflects the net contribution by percentage of each of the Company’s principal business activities for YTD 2004 and YTD 2005. Net contribution consists of revenues from each business activity, less direct clearing and clearing related changes and variable trader compensation.

	% of Total Net Contribution	% of Total Net Contribution	% Change 2004 to 2005
	YTD 2005	YTD 2004
Equity market making	35%	78%	-51%
Debt capital markets	11%	17%	-30%
Foreign exchange/commodities	54%	5%	Not Meaningful

Total Net Contribution	100%	100%	10%

The following table reflects the principal components of the Company’s non-interest expenses as a percentage of the Company’s total non-interest expenses for YTD 2005 and YTD 2004.

	Percentage of Total Non- interest Expenses	Percentage of Total Non- interest Expenses	Percentage Change from YTD ‘04 to YTD ‘05
	YTD 2005	YTD 2004
Compensation and benefits	50.6%	49.2%	20.5%
Clearing and related expenses	30.8%	39.3%	-8.1%
Wholesale commission expense	Less than 1%	Less than 1%	Not meaningful
Occupancy and equipment rental	3.5%	2.8%	49.8%
Professional fees	2.4%	1.9%	49.6%
Depreciation and amortization	1.5%	1.3%	34.8%
Business Development	3.7%	1.8%	141.6%
Insurance	3.0%	1.7%	102.8%
Other expenses	4.4%	2.0%	159.5%

Total non-interest expenses	100%	100%	17.2%

Net Income. The Company reported net income of $991,000 for the six months ended March 31, 2005 (‘YTD 2005’), which equates to $0.14 per basic share and $0.12 per diluted share. This compares to net income of $1,622,000, or $0.34 per basic share and $0.29 per diluted share, for the six months ended March 31, 2004 (‘YTD 2004’).

Total Revenues. The Company’s total revenues increased 4.7% to $12,242,000 for YTD 2005 compared to $11,698,000 for YTD 2004. The most significant change has been the relative change in the source of the Company’s income resulting from the acquisition in July 2004 of INTL Global Currencies. Foreign exchange/commodities trading produced $5,147,000, or 42% of total revenue for YTD 2005, compared to $421,000, or 4% of total revenue for YTD 2004. The relative increase in foreign exchange/commodities trading revenue is also attributable to the decline in equity market making revenue. Equity market making revenue fell from $9,704,000 for YTD 2004 to $5,683,000 for YTD 2005 as a result of difficult securities trading market conditions. Equity market making revenues decreased from 83% of total revenue for YTD 2004 to 46% of total revenue for YTD 2005. International debt capital markets revenue decreased from $1,505,000 for YTD 2004 to $1,112,000 for YTD 2005. Debt trading and commission revenues were lower because of less volatility in the markets (which reduced the opportunity for profitable trades), and tighter interest spreads (which reduced trading volume).

Trading Revenues (Net Dealer Inventory and Investment Gains). The Company had trading income of $11,860,000 for YTD 2005, compared to $11,208,000 for YTD 2004. The increase in trading revenue primarily reflected the expansion of the foreign exchange/commodities trading business discussed above. The commodities trading revenues grew by 292% from YTD 2004 to YTD 2005, due to increased business and increased volatility in the price movements of gold and silver. The large growth in this business was partially offset by a 41% reduction in equity market making revenue and a 26% reduction in debt trading revenue.

Total trading revenue includes the trading profits earned by the Company before the related expense deduction for American Depositary Receipt conversion fees. These ADR fees are included in the statement of operations as part of “clearing and related expenses”.

Commission Revenues. The Company generated commission revenue of $309,000 for YTD 2005, compared to $502,000 for YTD 2004. Wholesale brokerage of debt securities declined during YTD 2005 because of tighter interest spreads.

Interest Income. The Company’s interest income for YTD 2005 was $131,000 compared to $64,000 for YTD 2004. The majority of this interest income is paid by the Company’s clearing organization to the Company’s broker-dealer subsidiary.

Dividend Income (Expense). The Company’s net dividend expense for YTD 2005 was $130,000 compared to net dividend expense of $81,000 for YTD 2004. Dividend income or expense is generated when the Company’s equity business holds long or short equity positions, respectively, over a dividend declaration date.

Equity in Income from Asset Management Joint Venture. The Company recognized revenue of $69,000 from the asset management joint venture formed during Q3 2004 and in which the Company has a 50.1% interest. INTL Consilium has achieved early profitability due to the significant level of assets invested in the hedge fund established by INTL Consilium. In this connection, one of the Company’s principal shareholders has invested $89,000,000 into the fund.

Net Contribution. Net contribution consists of revenues less direct clearing and clearing related charges and variable trader compensation. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. The net contribution allocated to segments for YTD 2005 is $7,116,000 compared to $6,457,000 for YTD 2004. The relative changes in net contribution between the equity market making business and the foreign exchange/commodities trading business principally reflects the effects of the acquisition of INTL Global Currencies, together with the revenue decline in the equity business between YTD 2004 and YTD 2005. Equity market making revenues are stated before deduction of ADR conversion fees, while net contribution is stated after these fees.

Interest Expense. The Company’s interest expense was $473,000 for YTD 2005, compared to $162,000 for YTD 2004. The expense for YTD 2005 consisted of $198,000 in interest paid to banks in the INTL Global Currencies business and $240,000 of interest on financial instruments sold, not yet purchased, due to an increase in ADR conversion activity. Borrowings related to other segments for YTD 2005 consisted of $35,000.

Total Non-interest Expenses. The Company’s total non-interest expenses increased by approximately 17% to $10,194,000 for YTD 2005 from $8,690,000 for YTD 2004. This increase was directly attributable to the expansion of the Company’s business, which resulted in higher personnel, rents, business development and insurance costs.

Compensation and Benefits. The Company’s compensation and benefit expense increased 21% from $4,278,000 for YTD 2004 to $5,161,000 for YTD 2005. The increase was primarily a consequence of higher staff levels resulting from the expanded foreign exchange business.

Clearing and Related Expenses. Clearing and related expenses decreased by 8% from $3,411,000 for YTD 2004 to $3,135,000 for YTD 2005. The decrease was primarily due to the absence for YTD 2005 of the large, one-time ADR conversion-related charges that were paid for YTD 2004. The decrease was partially offset by an increase in foreign settlement fees, relating to changes in the composition of the equity trading activities, and a large increase in bank charges, relating to the INTL Global Currencies business. The total ADR conversion fees were $1,041,000 and $2,014,000 for YTD 2005 and YTD 2004, respectively.

Occupancy and Equipment Rental. Occupancy and equipment rental expense increased by 50% from $241,000 for YTD 2004 to $360,000 for YTD 2005. This increase is primarily due to increased occupancy as a result of expansion of the New York office space and the addition of the INTL Global Currencies office space in London; and an increase in information systems equipment corresponding to the increase in the number of employees.

Professional Fees. Professional fees principally consist of legal, taxation and accounting fees. These fees increased 50% from $164,000 for YTD 2004 to $245,000 for YTD 2005 mainly as a result of larger accruals for accounting and audit fees in fiscal 2005.

Depreciation and Amortization. Depreciation and amortization increased 35% from $113,000 for YTD 2004 to $153,000 for YTD 2005. The Company incurred additional depreciation and amortization costs in YTD 2005 due to depreciation of additional fixed assets in the New York office and depreciation of the fixed assets and amortization of goodwill arising from the acquisition of INTL Global Currencies in July 2004. However, these items were more than offset by the absence of amortization of capitalized software development costs that were fully amortized in fiscal 2004.

Business Development Expense. Business development expense increased 142% from $157,000 for YTD 2004 to $380,000 for YTD 2005. Most of this increase relates to the business development activities of INTL Global Currencies, while the balance relates to expanded marketing efforts for the other businesses of the Company.

Insurance Expense. Insurance expense increased 103% from $149,000 for YTD 2004 to $302,000 for YTD 2005. The increase was primarily due to increases in the cost of health insurance caused by higher staff levels and increased cost per employee.

Other Operating Expenses. Other operating expenses increased 160% from $172,000 for YTD 2004 to $446,000 for YTD 2005. The increase was primarily related to increased office expenses resulting from expanded staff levels, higher technology and license fees, and value added taxes payable in the United Kingdom by INTL Global Currencies.

Tax Expense. The Company recognized income tax expense of $572,000 for YTD 2005 compared with $1,223,000 for YTD 2004. The Company’s effective income tax rate was approximately 36% for YTD 2005 compared with 43% for YTD 2004, largely as a result of the lower rate of corporate income tax applicable in the United Kingdom than that in the United States.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

The following table reflects the principal components of the Company’s revenues and interest expense as a percentage of total revenue for Q2 2005 and Q2 2004.

	Percentage of Total Revenue	Percentage of Total Revenue	Percentage Change from Q1 ‘04 to Q1 ‘05
	Q2 2005	Q2 2004
Trading revenue (Net dealer inventory and investment gains)	97.8%	96.7%	-2.3%
Commissions	2.5%	4.0%	-40.6%
Interest income	1.3%	Less than 1%	Not meaningful
Dividend income (expense), net	-2.1%	-1.4%	-47.9%
Asset management joint venture income (expense)	Less than 1%	0%	Not Meaningful
Other revenues	Less than 1%	Less than 1%	-48.6%

Total revenue	100%	100%	(3.3%)

Interest expense	4.8%	2.5%	87.9%
Net revenue	95.2%	97.6%	(5.7%)

The following table reflects the sources of the Company’s revenues as a percentage of the Company’s total revenue for Q2 2005 and Q2 2004.

	Percentage of Total Revenues	Percentage of Total Revenues	Percentage Change from Q1 ‘04 to Q1 ‘05
	Q2 2005	Q2 2004
Equity market making	51%	83%	-40%
Debt capital markets	8%	13%	-42%
Foreign exchange/ commodities trading	38%	3%	Not meaningful
Other	3%	Less than 1%	286%

Total revenues	100%	100%	-3%

The following table reflects the net contribution by percentage of each of the Company’s principal business activities for Q2 2004 and Q2 2005. Net contribution consists of revenues from each business activity, less direct clearing and clearing related changes and variable trader compensation.

	% of Total Net Contribution	% of Total Net Contribution	% Change 2004 to 2005
	Q2 2005	Q2 2004
Equity market making	40%	79%	-49%
Debt capital markets	10%	17%	-46%
Foreign exchange/commodities	50%	4%	Not Meaningful

Total Net Contribution	100%	100%	-1%

The following table reflects the principal components of the Company’s non-interest expenses as a percentage of the Company’s total non-interest expenses in Q2 2005 and Q2 2004.

	Percentage of Total Non- interest Expenses	Percentage of Total Non- interest Expenses	Percentage Change from Q1 ‘04 to Q1 ‘05
	Q2 2005	Q2 2004
Compensation and benefits	48.4%	50.2%	9.1%
Clearing and related expenses	32.3%	39.5%	-7.2%
Wholesale commission expense	Less than 1%	Less than 1%	-5.5%
Occupancy and equipment rental	3.5%	2.8%	45.8%
Professional fees	2.3%	1.5%	76.4%
Depreciation and amortization	1.5%	Less than 1%	165.5%
Business Development	3.8%	1.7%	163.4%
Insurance	3.2%	1.7%	118.6%
Other expenses	4.9%	2.1%	166.5%

Total non-interest expenses	100%	100%	13.3%

Net Income. The Company reported net income of $379,000 for the three months ended March 31, 2005 (Q2 2005), which equates to $0.05 per basic share and $0.05 per diluted share. This compares to net income of $851,000, or $0.18 per basic share and $0.15 per diluted share, for the three months ended March 31, 2004 (Q2 2004).

Total Revenues. The Company’s total revenues decreased 3% to $6,157,000 for Q2 2005 from $6,369,000 for Q2 2004. The most significant change has been the relative change in the source of the Company’s income resulting from the acquisition in July 2004 of INTL Global Currencies. Foreign exchange/commodities trading produced $2,341,000, or 38% of total revenue for Q2 2005, compared to $193,000, or 3% of total revenue for Q2 2004. The relative increase in foreign exchange/commodities trading revenue is also attributable to the decline in equity market making revenue. Equity market making revenue fell from $5,305,000 for Q2 2004 to $3,166,000 for Q2 2005 as a result of difficult market conditions. Equity market making revenues decreased from 83% of total revenue for Q2 2004 to 51% of total revenue for Q2 2005. International debt capital markets revenue decreased from $828,000 for Q2 2004 to $484,000 for Q2 2005. Debt trading and commission revenues were lower because of less volatility in the markets (which reduced the opportunity for profitable trades) and because of rising US interest rates, resulting in tighter spreads, decreased issuer and client activity.

Trading Revenues (Net Dealer Inventory and Investment Gains). The Company had trading income of $6,020,000 for Q2 2005, compared to $6,158,000 for Q2 2004. The decrease in trading revenue primarily reflected the difficult equity market conditions. The commodities trading revenues grew by 71% from Q2 2004 to Q2 2005, due to increased business and increased volatility in the price movements of gold and silver. The large overall growth in the foreign exchange/commodities business as a result of the INTL Global Currencies acquisition was partially offset by a 40% reduction in equity market making revenue and a 42% reduction in debt trading revenue.

Total trading revenue includes the trading profits earned by the Company before the related expense deduction for American Depositary Receipt conversion fees. These ADR fees are included in the statement of operations as part of “clearing and related expenses”.

Commission Revenues. The Company generated commission revenue of $152,000 for Q2 2005, compared to $256,000 in Q2 2004. Wholesale brokerage of debt securities declined during Q2 2005 because of tighter interest spreads.

Interest Income. The Company’s interest income for Q2 2005 was $82,000 compared to $37,000 for Q2 2004. The majority of this interest income is paid by the Company’s clearing organization to the Company’s broker-dealer subsidiary.

Dividend Income (Expense). The Company’s net dividend expense for Q2 2005 was $129,000 compared to net dividend expense of $87,000 for Q2 2004. Dividend income or expense is generated when the Company’s equity business holds long or short equity positions, respectively, over a dividend declaration date.

Equity in Income from Asset Management Joint Venture. The Company recognized revenue of $30,000 from the asset management joint venture formed during Q3 2004 and in which the Company has a 50.1% interest. INTL Consilium has achieved early profitability due to the significant level of assets invested in the hedge fund established by INTL Consilium. In this connection, one of the Company’s principal shareholders has invested $89,000,000 into the fund.

Net Contribution. Net contribution consists of revenues, less direct clearing and clearing related charges and variable trader compensation. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. The net contribution allocated to segments for Q2 2005 is $3,485,000 compared to $3,523,000 for Q2 2004. The relative changes in net contribution between the equity market making business and the foreign exchange/commodities trading business principally reflects the effects of the acquisition of INTL Global Currencies, together with the revenue decline in the equity business between YTD 2004 and YTD 2005. Equity market making revenues are stated before deduction of ADR conversion fees, while net contribution is stated after these fees.

Interest Expense. The Company’s interest expense was $296,000 for Q2 2005, compared to $158,000 for Q2 2004. The expense in Q2 2005 consisted of $98,000 in interest paid to banks in the INTL Global Currencies business and $169,000 of interest on financial instruments sold, not yet purchased, due to an increase in ADR conversion activity. Borrowings related to other segments for Q2 2005 consisted of $29,000.

Total Non-interest Expenses. The Company’s total non-interest expenses increased by approximately 13% to $5,279,000 for Q2 2005 from $4,659,000 for Q2 2004. This increase was directly attributable to the expansion of the Company’s business, resulting in higher personnel, rents, business development and insurance costs.

Compensation and Benefits. The Company’s compensation and benefit expense increased 9% from $2,339,000 for Q2 2004 to $2,553,000 for Q2 2005. The increase was primarily a consequence of higher staff levels resulting from the expanded foreign exchange business.

Clearing and Related Expenses. Clearing and related expenses decreased by 7% from $1,838,000 for Q2 2004 to $1,705,000 for Q2 2005. The decrease was primarily due to the absence in Q2 2005 of the large, one-time ADR conversion-related charges that were paid in Q2 2004. The decrease was partially offset by an increase in foreign settlement fees, relating to changes in the composition of the equity trading activities, and a large increase in bank charges, relating to the INTL Global Currencies business. The total ADR conversion fees were $556,000 and $1,063,000 for Q2 2005 and Q2 2004, respectively.

Occupancy and Equipment Rental. Occupancy and equipment rental expense increased by 46% from $129,000 for Q2 2004 to $187,000 for Q2 2005. This increase is primarily due to increased occupancy as a result of expansion of the New York office space and the addition of the INTL Global Currencies office space in London; and an increase in information systems equipment corresponding to the increase in the number of employees.

Professional Fees. Professional fees principally consist of legal, taxation and accounting fees. These fees increased 76% from $70,000 for Q2 2004 to $123,000 for Q2 2005 mainly as a result of larger accruals for accounting and audit fees.

Depreciation and Amortization. Depreciation and amortization increased 165% from $29,000 for Q2 2004 to $78,000 for Q2 2005. The Company incurred additional depreciation and amortization costs in Q2 2005 due to depreciation of additional fixed assets in the New York office and depreciation of the fixed assets and amortization of goodwill arising from the acquisition of INTL Global Currencies in Q4 2004. However, these items were more than offset by the absence of amortization of capitalized software development costs that were fully amortized in fiscal 2004.

Business Development Expense. Business development expense increased 163% from $77,000 for Q2 2004 to $202,000 for Q2 2005. Most of this increase relates to the business development activities of INTL Global Currencies, while the balance relates to expanded marketing efforts for the other businesses of the Company.

Insurance Expense. Insurance expense increased 119% from $78,000 in Q2 2004 to $170,000 in Q2 2005. The increase was primarily due to increases in the cost of health insurance caused by higher staff levels and increased cost per employee.

Other Operating Expenses. Other operating expenses increased 166% from $98,000 in Q2 2004 to $261,000 for Q2 2005. The increase was primarily related to increased office expenses resulting from expanded staff levels, higher technology and license fees, and value added taxes payable in the United Kingdom by INTL Global Currencies.

Tax Expense. The Company recognized income tax expense of $196,000 for Q2 2005 compared with $721,000 for Q2 2004. The Company’s effective income tax rate was approximately 34% for Q2 2005 compared with 46% for Q2 2004, largely as a result of the lower rate of corporate income tax in the United Kingdom than that in the United States.

Liquidity and Capital Resources

A substantial portion of the Company’s assets are liquid. The majority of the assets consist of financial instrument inventories, which fluctuate depending on the level of customer business. At March 31, 2005, approximately 87% of the Company’s assets (excluding the Trust Interests of $29,740,000 disclosed in total assets under “Trust certificates, at cost”, which are offset by a liability of an equal amount as discussed in note 15 above) consisted of cash, cash equivalents, receivables from brokers, dealers and clearing organization and marketable financial instruments. All assets are financed by the Company’s equity capital, demand loans from banks, short-term borrowings from financial instruments sold, not yet purchased and other payables.

The Company’s ability to receive distributions from INTL Trading, the Company’s broker-dealer subsidiary, is restricted by regulations of the SEC and the NASD. The Company’s right to receive distributions from its subsidiaries is also subject to the rights of the subsidiaries’ creditors, including customers of INTL Trading.

INTL Trading is subject to the net capital requirements of the SEC and the NASD relating to liquidity and net capital levels. At March 31, 2005, INTL Trading had regulatory net capital of $3,900,000, which was $2,900,000 in excess of its minimum net capital requirement on that date. INTL Trading’s net capital at March 31, 2005 included two subordinated loans made by the Company to INTL Trading. A loan of $500,000 was made on January 31, 2003, has a scheduled maturity date of February 28, 2006, and has an interest rate of 3%. A second loan of $2,500,000 was made on May 10, 2004, has a scheduled maturity date of June 30, 2005, and has an interest rate of 3%. The Company has requested from the NASD an extension of the maturity date of the $2,500,000 loan to June 30, 2006. The Company believes that the NASD will approve the extension. INTL Trading is not obligated to repay the loans at scheduled maturity if repayment would cause INTL Trading to violate its net capital requirements. If this occurs, INTL Trading’s obligation to repay the loan is deferred until these requirements can be satisfied. These inter-company loans, and the related interest income and income expense, have been eliminated from the consolidated balance sheet and statements of operations of the Company as of March 31, 2005.

The Company’s assets and liabilities may vary significantly from period to period because of changes relating to customer needs and economic and market conditions. The Company’s operating activities generate or utilize cash resulting from net income or loss earned during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity and financial instruments inventory changes resulting from proprietary arbitrage trading strategies dictated by prevailing market conditions. The Company’s total assets at March 31, 2005 and September 30, 2004, were $109,800,000 and $67,692,000, respectively. Of the increase in assets over the quarter, $29,740,000 of assets and an equal value of liabilities relate to total return swap (“TRS”) transactions. The TRS-related assets and liabilities are of equal amounts, thus having no effect on liquidity. The Company expects that the only net cash flow arising from the TRS transactions will be the Company’s receipt of fee revenue. During Q2 2005 the Company recognized $60,000 of fee revenue from these transactions. The total fee revenue is spread on a straight-line basis over the contractual terms of the TRS transactions.

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

In July 2004 the Company completed the acquisition of INTL Global Currencies. The Company is obligated to make certain earn-out payments to the sellers. In particular, the Company is obligated to pay the sellers an amount equal to 20% of the gross foreign exchange trading profits generated by the Company during the 30 months ending on December 31, 2006 (up to a maximum of $4.0 million). Additionally, the Company is obligated to pay the sellers 10% of the gross foreign exchange trading profits in excess of $10.0 million per year for the 12 months ended June 30, 2005 and June 30, 2006, and 10% of such profits in excess of $5.0 million for the 6 months ended December 31, 2006. The Company anticipates that the additional contingent purchase consideration will be funded from working capital. At March 31, 2005 the Company recognized a liability for deferred acquisition consideration payable of $1,046,000.

Cash Flows

The Company’s cash and cash equivalents decreased from $21,084,000 at September 30, 2004 to $12,509,000 at March 31, 2005.

The major sources of cash were:

•	The Company’s net cash income for the six months ended March 31, 2005 of $1,141,000 (consisting of net income of $991,000, adjusted upwards by $149,000 for the net effect of non-cash items such as depreciation and amortization, deferred taxes, equity in the gain in INTL Consilium and the unrealized gain on investment in the INTL Consilium sponsored fund).

•	A $4,348,000 increase in the Company’s net amount payable to customers and receivable from customers.

The major uses of cash were:

•	A $11,023,000 increase in the Company’s net amount of receivables from and payables to brokers, dealers and clearing organization. At March 31, 2005 and September 30, 2004 these organizations owed/(were owed by) the Company $9,450,000 and ($1,573,000), net, respectively.

•	A $3,049,000 increase in the Company’s net financial instruments position (i.e. financial instruments owned, foreign currency sold, not yet purchased and financial instruments owned, not yet purchased).

•	Cash and cash equivalents were reduced in aggregate by $8,576,000.

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

Management believes that the volatility of earnings is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of daily revenue during the six months ended March 31, 2005.

In the Company’s securities market-making and trading activities, the Company maintains inventories of equity and debt securities. In the Company’s commodities market-making and trading activities, the Company’s positions include physical inventories, forwards, futures and options. The Company’s commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. The Company monitors the aggregate position for each commodity in equivalent physical ounces. The table below illustrates, for the six months ended March 31, 2005, the Company’s average, greatest long, greatest short and minimum day-end positions by business segment. Due to integration issues related to the acquisition of the INTL Global Currencies foreign exchange business, this information is not available for the Company’s foreign exchange activities.

Six months ended March 31, 2005	Average	Greatest Long	Greatest Short	Minimum Exposure
Equity Aggregate of Long and Short ($ millions)	$4.8	$7.0	n/a	$2.9
Equity Net of Long and Short ($ millions)	$0	$2.6	$(1.9)	$0
Debt Aggregate of Long and Short ($ millions)	$4.9	$7.4	n/a	$2.6
Debt Net of Long and Short ($ millions)	$2.7	$6.4	$(1.1)	$0
Gold (Equivalent Oz)	(21,164)	753,578	(750,571)	0
Silver (Equivalent Oz)	(3,538)	59,735	(59,605)	0

Critical Accounting Policies

The Company’s Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. The Company’s significant accounting policies are described in the Summary of Significant Accounting Policies in the Consolidated Financial Statements set forth in the Company’s 10-KSB/A for the year ended September 30, 2004. The Company believes that of its significant accounting policies, those described below may, in certain instances, involve a high degree of judgment and complexity. These critical accounting policies may require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the Consolidated Financial Statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the financial statements. Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

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

Deferred Tax Asset and Liability. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company also establishes valuation allowances when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of March 31, 2005, based upon the projections for future taxable income, management believes it is more likely than not that the Company will realize the full benefits of these deductible differences and net operating loss carryforward. The carrying value of the net operating loss carryforward is $35,000 as of March 31, 2005.

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

ITEM 3. CONTROLS AND PROCEDURES

In May 2005, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the Company needed to restate certain of the Company’s financial statements to correct errors in the application of accounting principles with respect to the accounting for: (i) the beneficial conversion feature embedded in the $12,000,000 convertible notes issued by the Company in March 2004; (ii) the recognition of rental expense for certain office leases; and (iii) the treatment of interest paid on the convertible notes for tax purposes. As a result, the Company has restated its historical financial statements for the fiscal years ended September 30, 2002, 2003 and 2004, and the fiscal quarters ended December 31, 2003 and 2004.

The above restatements are described in more detail in Note 2 to the condensed consolidated financial statements included in this Form 10-QSB.

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

In connection with the filing of this Form 10-QSB, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. Because of the issues discussed above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2005.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2005.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on March 3, 2005. The shareholders elected the following seven persons to serve as directors: Diego J. Veitia, Sean M. O’Connor, Scott J. Branch, Robert A. Miller, John Radziwill, Justin R. Wheeler and John M. Fowler. The shareholders also ratified the appointment of KPMG LLP to audit the consolidated financial statements of the Company and its subsidiaries for the fiscal year ending September 30, 2005.

The number of shares voted with respect to each matter considered at the annual meeting were as follows:

Election of Directors	Votes For	Votes Withheld
Diego J. Veitia	5,606,023	4,944
Sean M. O’Connor	5,607,327	3,640
Scott J. Branch	5,607,327	3,640
Robert A. Miller	5,584,676	26,291
John Radziwill	5,603,628	7,339
Justin R. Wheeler	5,607,523	3,444
John M. Fowler	5,607,523	3,444

	Votes For	Votes Against	Votes Abstain
Ratification of KPMG LLP as auditors	5,560,867	47,534	2,566

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

b) Reports on Form 8-K

On February 14, 2005 the Company filed a Current Report on Form 8-K to report on the release of operations for the fiscal year ended September 30, 2005 and the fiscal quarter ended December 31, 2004.

On May 17, 2005 the Company filed a Current Report in Form 8-K to report on the release announcing that it would restate its financial statements for the fiscal years 2002 through 2004 and for the first quarter of fiscal 2005.

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