Form 10QSB
period 2005-06-30
INTERNATIONAL ASSETS HOLDING CORP
filed 2005-08-15
CIK 913760

U.S. Securities and Exchange Commission

Washington D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

Commission File Number 000-23554

INTERNATIONAL ASSETS HOLDING CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	59-2921318
(State of incorporation)	(IRS Employer Identification No.)

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

The issuer had 7,421,036 outstanding shares of common stock as of August 10, 2005.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2005	September 30, 2004
	(unaudited)	as restated
Assets
Cash	$6,428,060	$3,523,604
Cash and cash equivalents deposited with brokers, dealers and clearing organization	15,658,004	17,560,863
Receivable from brokers, dealers and clearing organization	7,497,553	7,699,450
Receivable from customers	15,163,915	12,358,412
Financial instruments owned, at market value	44,652,049	18,805,625
Trust certificates, at cost	29,739,902	—
Prepaid income taxes	83,250	—
Investment in asset management joint venture	553,545	459,075
Investment in INTL Consilium sponsored fund	4,574,824	3,020,805
Deferred income tax asset, net	138,038	362,838
Fixed assets and leasehold improvements at cost, net of accumulated depreciation and amortization	467,966	465,023
Intangible assets, net of accumulated amortization of $87,500 at June 30, 2005	262,500	350,000
Goodwill	6,043,960	2,424,945
Other assets	877,046	661,641

Total assets	$132,140,612	$67,692,281

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$196,501	$343,657
Foreign currency sold, not yet purchased, at market value	958,992	2,829,597
Financial instruments sold, not yet purchased, at market value	77,972,020	12,310,543
Payable to banks under loans and overdrafts	9,274,181	10,447,417
Payable to brokers, dealers and clearing organization	4,316,180	9,272,857
Payable to customers	4,118,616	4,665,183
Accrued compensation and benefits	1,338,614	2,102,055
Accrued expenses	638,373	562,263
Income taxes payable	624,250	224,396
Deferred acquisition consideration payable	3,905,395	286,380
Other liabilities	393,664	74,692

Total liabilities	103,736,786	43,119,040

Minority owners interest in consolidated entity	1,413,101	—

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 12,000,000 shares; issued and outstanding 7,421,036 shares at June 30, 2005 and 7,069,076 shares at September 30, 2004	74,210	70,691
Additional paid-in capital	28,014,900	27,168,617
Accumulated deficit	(1,098,385)	(2,666,067)

Total stockholders’ equity	26,990,725	24,573,241

Total liabilities and stockholders’ equity	$132,140,612	$67,692,281

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Nine Months Ended June 30, 2005 and 2004

(Unaudited)

	2005	2004
		as restated
Revenues:
Net dealer inventory and investment gains	$17,800,956	$15,883,882
Commissions, net	400,625	690,942
Interest income	337,081	130,746
Dividend income (expense), net	(115,968)	(334,651)
Equity in income (loss) from asset management joint venture	94,470	(46,418)
Other	7,567	238

Total revenues	18,524,731	16,324,739
Interest expense	786,534	524,718

Net revenues	17,738,197	15,800,021

Non-interest expenses:
Compensation and benefits	7,614,261	6,080,007
Clearing and related expenses	4,626,900	4,523,489
Wholesale commission expense	14,138	5,800
Occupancy and equipment rental	572,133	356,458
Professional fees	462,649	287,738
Depreciation and amortization	232,654	147,792
Business development	595,324	273,102
Insurance	501,649	222,606
Other	643,864	300,101

Total non-interest expenses	15,263,572	12,197,093

Income before income tax expense and minority interest	2,474,625	3,602,928
Income tax expense	870,092	1,691,751

Income before minority interest	1,604,533	1,911,177
Minority interest in income of consolidated entity	36,851	—

Net income	$1,567,682	$1,911,177

Earnings per share:
Basic	$0.22	$0.40

Diluted	$0.20	$0.34

Weighted average number of common shares outstanding:
Basic	7,262,722	4,759,287

Diluted	8,027,513	5,608,987

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months Ended June 30, 2005 and 2004

(Unaudited)

	2005	2004
		as restated
Revenues:
Net dealer inventory and investment gains	$5,941,081	$4,675,548
Commissions, net	91,323	189,397
Interest income	205,817	66,975
Dividend income (expense), net	14,220	(253,900)
Equity in income (loss) from asset management joint venture	25,440	(46,418)
Other	4,501	(4,423)

Total revenues	6,282,382	4,627,179
Interest expense	313,875	362,898

Net revenues	5,968,507	4,264,281

Non-interest expenses:
Compensation and benefits	2,456,873	1,801,560
Clearing and related expenses	1,491,699	1,112,831
Wholesale commission expense	—	1,000
Occupancy and equipment rental	211,855	115,902
Professional fees	217,233	123,660
Depreciation and amortization	80,088	34,620
Business development	215,211	115,789
Insurance	199,542	73,642
Other	197,495	128,096

Total non-interest expenses	5,069,996	3,507,100

Income before income tax expense and minority interest	898,511	757,181

Income tax expense	298,424	468,342

Income before minority interest	600,087	288,839
Minority interest in income of consolidated entity	23,885	—

Net income	$576,202	$288,839

Earnings per share:
Basic	$0.08	$0.06

Diluted	$0.07	$0.05

Weighted average number of common shares outstanding:
Basic	7,416,059	4,801,665

Diluted	8,013,195	5,741,581

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended June 30, 2005 and 2004

(Unaudited)

	2005	2004
		as restated
Cash flows from operating activities:
Net income	$1,567,682	$1,911,177
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	232,654	147,793
Amortization of debt issuance costs	—	58,179
Amortization of beneficial conversion feature	—	61,009
Deferred income taxes	224,800	181,853
Equity in (income) loss from asset management joint venture	(94,470)	46,418
Amortization of stock option expense for consultant	—	30,742
Unrealized investment gain from INTL Consilium sponsored fund	(140,918)	—
Changes in operating assets and liabilities:
Receivable from brokers, dealers and clearing organization	201,897	1,101,917
Receivable from customers	(2,699,416)	—
Other receivables	—	334,881
Financial instruments owned, at market value	(25,846,424)	(12,267,481)
Prepaid income taxes	106,821	—
Other assets	(215,405)	(58,103)
Foreign currency sold, not yet purchased, at market value	(1,870,605)	844,681
Financial instruments sold, not yet purchased, at market value	35,815,488	5,341,977
Accounts payable	(147,156)	33,817
Payable to brokers, dealers and clearing organization	(4,956,677)	—
Payable to customers	(546,567)	—
Accrued compensation and benefits	(763,441)	398,704
Accrued expenses	76,110	(14,903)
Income taxes payable	399,854	54,913
Other liabilities	318,972	2,989

Net cash provided by (used in) operating activities	1,663,199	(1,789,437)

Cash flows from investing activities:
Investment in asset management joint venture	—	(500,000)
Purchase of fixed assets and leasehold improvements	(148,097)	(97,242)

Net cash used in investing activities	(148,097)	(597,242)

Cash flows from financing activities:
Issuance of convertible subordinated notes payable, net of debt issuance costs settled in cash of $997,706	—	11,002,295
Payable to banks under loans and overdrafts	(1,173,236)	—
Exercise of stock options	659,731	300,190

Net cash provided by (used in) financing activities	(513,505)	11,302,485

Net increase in cash and cash equivalents	1,001,597	8,915,806
Cash and cash equivalents at beginning of period	21,084,467	7,066,572

Cash and cash equivalents at end of period	$22,086,064	$15,982,378

Supplemental disclosure of cash flow information:
Cash paid for interest	$786,534	$395,480

Income taxes paid	$138,617	$1,458,715

Supplemental disclosure of noncash investing and financing activities:
Assumption of trust certificates, at cost, with related financial instruments sold, not yet purchased, at market value and payable to customers (TRS)	$29,739,902	$—

Consolidation of INTL Consilium sponsored fund	$1,413,101	$—

Issuance of warrants for placement agent services	$—	$893,121

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2005

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

Current Subsidiaries and Operations

As used in this Form 10-QSB, the term “Company” refers, unless the context requires otherwise, to International Assets Holding Corporation and its subsidiaries. The Company’s subsidiaries are INTL Trading, Inc. (“INTL Trading”), INTL Assets, Inc. (“INTL Assets”), INTL Holdings (U.K.) Limited, INTL Global Currencies Limited (“INTL Global Currencies”) and IAHC (Bermuda) Ltd. The Company also owns a 50.1% limited liability company interest in INTL Consilium, LLC (“INTL Consilium”). INTL Consilium is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company operates as a wholesale international financial firm in four business segments – international equities market making, international debt capital markets, foreign exchange/commodities trading and asset management. The Company acts as a market maker for equity securities, including American Depository Receipts (“ADRs”), issued by non-U.S. issuers, and trades and invests in debt securities issued by non-U.S. issuers. These activities are primarily conducted through INTL Trading. The Company conducts precious metals and foreign currency trading and investing activities through International Assets Holding Corporation.

In May 2004 the Company and Consilium Investment Capital, Inc. (“CIC”) formed INTL Consilium, LLC, an investment management firm which primarily provides investment advice on emerging market securities.

In July 2004 the Company acquired the foreign exchange business of Global Currencies Limited (“Global”) through the purchase of two wholly-owned subsidiaries of Global, INTL Global Currencies Limited and INTL Holdings (U.K.) Limited. Both INTL Global Currencies and INTL Holdings (U.K.) Limited are designated as U.S. dollar denominated companies under the laws of the United Kingdom. Accordingly, the functional currency for these companies is the U.S. dollar.

(2)	Restatement

The Company restated its financial statements for the fiscal years ended September 30, 2002, 2003 and 2004, and for the fiscal quarter ended December 31, 2004. The restatement was made with respect to the following three items:

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

a)	Subsequent to the issuance of its financial statements for the fiscal year ended September 30, 2004, the Company determined that it should have accounted for the discount arising from the beneficial conversion feature in the 7% convertible notes (the Notes) issued in March 2004 and converted in August 2004, in compliance with FASB Emerging Issues Task Force (EITF) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio, as amended by EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. Since the conversion price of $5.75 per share was lower than the fair value of the Company’s stock on the relevant commitment date, the difference should have been accounted for as a discount to the debt issue and an increase in additional paid-in capital. The discount should have been amortized over the life of the Notes and, upon conversion, the remaining balance of the discount should have been written off, with both passing through the consolidated statement of operations and classified as interest expense. The total effect for the year ended September 30, 2004 of the beneficial conversion feature restatement was to increase additional paid in capital by $2,483,478 and to increase interest expense and the accumulated deficit by the same amount. The effect for the quarter and nine months ended June 30, 2004 of the beneficial conversion feature restatement was to increase interest expense by $57,311 and $61,009, respectively. The interest expense is not deductible for tax purposes. The restatement included a change from the treasury method to the if-converted method for calculation of the dilutive effect of the Notes on earnings per share. The use of the if-converted method reduced diluted shares outstanding by 466,110 and 63,990 shares, for the quarter and nine months ended June 30, 2004, respectively, due to the anti-dilutive sequencing effect of the if-converted method.

b)	The Company had previously treated the interest paid to holders of the Notes for the period between their issuance in March 2004 and their conversion in August 2004 as deductible for income tax purposes. The Company has now concluded that there is insufficient certainty that the Internal Revenue Service will recognize this interest, amounting to $378,243, as deductible. The restatement adjusted for this by increasing the income tax expense by $154,096 for the year ended September 30, 2004 and increasing income taxes payable by a corresponding amount.

c)	Following a review of its lease accounting policies, the Company determined that it was appropriate to restate its financial statements for the years ended September 30, 2002, 2003 and 2004, and for the fiscal quarter ended December 31, 2004. In the past, while the benefits of certain periods of free or reduced rental had been spread across the lease term, the Company had not properly allocated scheduled rent escalations across the lease terms. The restatement increased rent expense to spread scheduled rent escalations on a straight-line basis over the contractual lease terms, in accordance with FAS 13, Accounting for Leases. As a result of this restatement, rental expense for the fiscal year ended September 30, 2004 was increased by $10,104 and for the fiscal quarter ended June 30, 2004 by $2,526. These adjustments resulted in decreases in the Company’s tax charge in each of the applicable periods, calculated at its marginal income tax rate, and corresponding decreases in liability for income tax. Since these adjustments resulted in timing differences of rental charges, they resulted in an increase in the Company’s deferred tax balances.

The restatements had no effect on total cash flows from operating activities, investing activities or financing activities for the nine months ended June 30, 2004 and 2005. The tables below summarize the impact of the restatements on the fiscal quarter and nine months ended, June 30, 2004 and on the fiscal year ended September 30, 2004:

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

	Quarter Ended June 30, 2004	Quarter Ended June 30, 2004	Quarter Ended June 30, 2004	Nine Months Ended June 30, 2004	Nine Months Ended June 30, 2004	Nine Months Ended June 30, 2004
	previously reported	restatement adjustment	as restated	previously reported	restatement adjustment	as restated
Interest expense	$305,587	$57,311	$362,898	$463,709	$61,009	$524,718
Net revenues	$4,321,592	$(57,311)	$4,264,281	$15,861,030	$(61,009)	$15,800,021
Occupancy and equipment rental	$113,376	$2,526	$115,902	$348,880	$7,578	$356,458
Non-interest expenses	$3,504,574	$2,526	$3,507,100	$12,189,515	$7,578	$12,197,093
Income (loss) before income taxes	$817,018	$(59,837)	$757,181	$3,671,515	$(68,587)	$3,602,928
Income tax expense	$382,866	$85,476	$468,342	$1,582,568	$109,183	$1,691,751
Net income (loss)	$434,152	$(145,313)	$288,839	$2,088,947	$(177,770)	$1,911,177
Net income per share - basic	$0.09		$0.06	$0.44		$0.40
Net income per share - diluted	$0.07		$0.05	$0.37		$0.34

Weighted average number of common shares outstanding:
Diluted	6,207,691	(466,110)	5,741,581	5,672,977	(63,990)	5,608,987

Deferred income tax asset, net	$144,517	$14,116	$158,633
Income taxes receivable	$57,357	$(57,357)	$—
Total assets	$39,248,291	$(43,241)	$39,205,050

Income taxes payable	$—	$54,913	$54,913
Other liabilities	$39,050	$34,647	$73,697
Debt discount, net	$—	$(2,422,469)	$(2,422,469)
Total liabilities	$26,636,962	$(2,332,909)	$24,304,053

Additional paid-in capital	$13,006,126	$2,483,478	$15,489,604
Accumulated deficit	$(442,873)	$(193,810)	$(636,683)
Total stockholders’ equity	$12,611,329	$2,289,668	$14,900,997

	Year Ended Sept. 30, 2004	Year Ended Sept. 30, 2004	Year Ended Sept. 30, 2004
	previously reported	restatement adjustment	as restated
Deferred income tax asset, net	$332,429	$30,409	$362,838
Income taxes receivable	$57,881	$(57,881)	$—
Total assets	$67,719,753	$(27,472)	$67,692,281

Income taxes payable	$112,917	$111,479	$224,396
Other liabilities	$37,519	$37,173	$74,692
Total liabilities	$42,970,388	$148,652	$43,119,040

Additional paid-in capital	$24,685,139	$2,483,478	$27,168,617
Accumulated deficit	$(6,465)	$(2,659,602)	$(2,666,067)
Total stockholders’ equity	$24,749,365	$(176,124)	$24,573,241

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(3)	Stock-Based Employee Compensation

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

If the Company had determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income and earnings per share, on a pro forma basis, would have been the amounts indicated below:

	2005	2004
		(as restated)
For the nine months ended June 30,

Net income
As reported	$1,567,682	$1,911,177
Pro forma	$1,242,317	$1,480,250

Basic earnings per share
As reported	$0.22	$0.40
Pro forma	$0.17	$0.31

Diluted earnings per share
As reported	$0.20	$0.34
Pro forma	$0.15	$0.26

	2005	2004
		(as restated)
For the three months ended June 30,

Net income
As reported	$576,202	$288,839
Pro forma	$470,022	$147,187

Basic earnings per share
As reported	$0.08	$0.06
Pro forma	$0.06	$0.03

Diluted earnings per share
As reported	$0.07	$0.05
Pro forma	$0.06	$0.03

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

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(4)	Effects of Recent Accounting Pronouncements and Interpretations

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This statement requires the recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award in its financial statements. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25, and its related interpretations. SFAS No. 123R is effective for annual periods beginning after June 15, 2005. Small-business issuers (such as the Company) must apply SFAS No. 123R as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. In the Company’s case, this will be the interim fiscal quarter commencing on January 1, 2006. The Company is reviewing the impact of the adoption of this statement including the transition alternatives provided by SFAS No. 123R.

On October 13, 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF issue 04-10, “Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds.” The task force concluded that operating segments that do not meet the quantitative thresholds established by Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in SFAS No. 131. This EITF becomes applicable for fiscal years ending after October 13, 2004. The adoption of this EITF will not have a material effect on the Company’s disclosures.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which provides guidance on the consolidation of certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Such entities are referred to as variable interest entities (“VIE’s”). FIN 46 requires that a VIE be consolidated by a business enterprise if that enterprise is deemed to be the primary beneficiary of the VIE. The FASB revised FIN 46 through the issuance of Interpretation No. 46 (revised December 2003 and referred to as FIN 46R). FIN 46R contains technical corrections and extends the effective date of FIN 46 to the first reporting period that ended after March 15, 2004. The issuance of FIN 46 and FIN 46R had no material impact on the Company’s consolidated financial statements. The Company has one VIE with an impact on total assets of $1,413,101 as at June 30, 2005. The Company has consolidated this VIE, which involves an investment in a hedge fund managed by INTL Consilium. The effect of the consolidation is to recognize a minority interest of $1,413,101 on the Condensed Consolidated Balance Sheets at June 30, 2005 and a minority interest in the income of the VIE of $36,851 on the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2005.

(5)	Basic and Diluted Earnings Per Share

Basic earnings per share for the nine months and three months ended June 30, 2005 and 2004 have been computed by dividing net income by the weighted average number of common shares outstanding.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

Common stock equivalents (including options, warrants and convertible subordinated notes) to purchase 53,750 and 162,300 shares of common stock were excluded from the calculation of diluted earnings per share for the nine months ended June 30, 2005 and 2004, respectively, because the exercise prices of these options exceeded the average market price of the common stock for the period (i.e. they were anti-dilutive). Common stock equivalents to purchase 126,700 and 13,750 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2005 and 2004, respectively, because the exercise prices of these options exceeded the average market price of the common stock for the period.

	2005	2004
		(as restated)
For the nine months ended June 30,

Diluted earnings per share
Numerator:
Net income	$1,567,682	$1,911,177
Denominator:
Weighted average number of:
Common shares outstanding	7,262,722	4,759,287
Dilutive potential common shares outstanding	764,791	849,700

	8,027,513	5,608,987

Diluted earnings per share	$0.20	$0.34

	2005	2004
		(as restated)
For the three months ended June 30,

Diluted earnings per share
Numerator:
Net income	$576,202	$288,839
Denominator:
Weighted average number of:
Common shares outstanding	7,416,059	4,801,665
Dilutive potential common shares outstanding	597,136	939,916

	8,013,195	5,741,581

Diluted earnings per share	$0.07	$0.05

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

The Notes were convertible by investors at a price lower than the fair value of the Company’s stock on March 26, 2004 (the date that the Company’s shareholders approved the conversion terms of the Notes), requiring accounting recognition of this beneficial conversion feature as a debt discount against the Notes. This gave rise to an increase in the Company’s additional paid-in capital of $2,483,478 and a matching expense item that was classified as interest, resulting in reduced net income for the year but having no effect on total stockholders’ equity at September 30, 2004. For the period prior to conversion, the total debt discount was amortized over the life of the Notes (through December 31, 2014) and charged to interest expense. During the quarter and nine months ended June 30, 2004, amortization of $57,311 and $61,009 was charged to interest expense, respectively. Upon conversion of the Notes the remainder of the debt discount ($2,422,469) was charged to interest expense.

(7)	Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(8)	Investment in Asset Management Joint Venture

On May 11, 2004, the Company entered into an agreement with Consilium Investment Capital, Inc. (“CIC”) to form INTL Consilium, LLC (“INTL Consilium”). INTL Consilium is an investment management firm which primarily provides investment advice with respect to emerging market securities. In June 2004 the Company made a capital contribution of $500,000 and CIC made a capital contribution of $100,000 to INTL Consilium. The Company’s total capital contribution was allocated as $100,401 share capital and $399,599 excess capital. The excess capital contribution was made by the Company in recognition of the asset management skills and relationships contributed by CIC. The excess capital contribution has a liquidation preference of three years. The Company is entitled to receive 50.1% of the profits and losses of INTL Consilium. The Company and CIC are each entitled to appoint two of the four directors of INTL Consilium. Two principals of CIC actively manage the business of INTL Consilium. The Company has assessed the joint venture using the consolidation criteria in FIN 46R and concluded that INTL Consilium is not a variable interest entity. Accordingly, the Company assessed the consolidation criteria established by EITF 96-16 by reviewing the voting rights of each investor in INTL Consilium and, due to certain specified operating matters that require board approval, concluded that its investment in INTL Consilium should be accounted for utilizing the equity method of accounting.

For the nine months and three months ended June 30, 2005 the Company has recorded revenue of $94,470 and $25,440, representing the Company’s equity in the net income of INTL Consilium.

INTL Consilium, LLC

Condensed Statement of Operations

For the nine months ended June 30, 2005

Revenues:
Management and investment advisory fees	$934,407
Interest income	3,369
Other	12,153

Total revenues	949,929

Non-interest expenses:
Compensation and benefits	533,967
Occupancy and equipment rental	33,779
Professional fees	67,957
Depreciation	7,793
Business development	33,973
Insurance	33,277
Other	47,774

Total non-interest expenses	758,520

Net income	$191,409

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

INTL Consilium, LLC

Condensed Statement of Operations

For the three months ended June 30, 2005

Revenues:
Management and investment advisory fees	$366,979
Interest income	1,035
Other	9,846

Total revenues	377,860

Non-interest expenses:
Compensation and benefits	233,610
Occupancy and equipment rental	11,547
Professional fees	35,196
Depreciation	3,588
Business development	10,886
Insurance	11,947
Other	19,622

Total non-interest expenses	326,396

Net income	$51,464

INTL Consilium, LLC

Condensed Balance Sheet

June 30, 2005
Assets
Cash	$222,854
Receivable from clients	253,423
Investment in INTL Consilium sponsored fund	284,588
Property and equipment, net	30,420
Other assets	15,585

Total assets	$806,870

Liabilities and Members’ Equity
Liabilities:
Accounts payable	$17,605
Accrued compensation and benefits	82,390

Total liabilities	99,995
Members’ equity	706,875

Total liabilities and members’ equity	$806,870

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(9)	Investment in INTL Consilium Sponsored Fund

Investment in INTL Consilium Sponsored Fund consists of the Company’s investment in a hedge fund managed by INTL Consilium. The fund primarily invests in emerging market debt securities. At June 30, 2005 the Company owned approximately 69% of the total assets of the fund. Accordingly, the Company has consolidated the fund under the provisions of FIN 46R at June 30, 2005.

As indicated in Note 8, the Company owns 50.1% of INTL Consilium, the fund’s investment manager. The Company invested $3,000,000 in the fund in July 2004. Change in the net asset value is included in ‘Net dealer inventory and investment gains’ in the Condensed Consolidated Statements of Operations. Investment withdrawals require ninety days’ written notice to the manager of the fund as well as additional limitations on the amount of withdrawal. The manager may waive the withdrawal limitations in its sole discretion.

Investment in INTL Consilium Sponsored Fund

June 30, 2005
International Assets Holding Corporation	$3,161,723
Minority owners’ interest	1,413,101

Investment in INTL Consilium Sponsored Fund	$4,574,824

Percentage of fund owned by International Assets
Holding Corporation	69%

(10)	Acquisition of the Foreign Exchange Business of Global Currencies Limited

On July 9, 2004 the Company completed the acquisition of the foreign exchange business of Global Currencies Limited through the purchase of all of the shares of INTL Holdings (U.K.) Limited. INTL Holdings (U.K.) Limited is a U.K. holding company that owns 100% of INTL Global Currencies Limited (“INTL Global Currencies”). The primary reason for the acquisition was to accelerate the Company’s efforts to establish a foreign exchange business. Consolidated results of operations have been included commencing from July 9, 2004 onward. The Company made cash payments of $4,594,440 and issued 150,000 common shares of the Company valued at $1,471,500 as of the date of the purchase. The cash payments consisted of $1,000,000 cash premium paid to the sellers, $3,577,375 for the value of the net assets received, less negotiation differences of $49,982 related to fixed asset amounts and stamp duty adjustments. In addition, the Company paid $67,047 for legal and accounting related fees.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

Receivable from brokers, dealers and clearing, organization	$15,309,696
Receivable from customers	3,763,377
Fixed assets	45,511

Total assets	19,118,584

Payable to brokers, dealers and clearing organizations	79,745
Payable to customers	8,097,688
Demand loan payable	7,215,486
Accrued expenses	115,127
Income taxes payable	33,163

Total liabilities	15,541,209

Total net assets acquired	$3,577,375

(11)	Goodwill and Intangible Assets

The initial purchase price paid by the Company for the acquisition of the foreign exchange business of Global Currencies Limited exceeded the net asset value received by $2,488,565. This amount was treated as $2,138,565 initial goodwill and $350,000 identified intangible assets. The Company has accrued additional goodwill of $3,905,395 under the earn-out provisions of the purchase agreement. This accrual is reported as deferred acquisition consideration payable in the condensed consolidated balance sheets.

The goodwill related to the INTL Global Currencies acquisition is as follows:

Cash premium paid to sellers	$1,000,000
Cash paid for net assets received	3,577,375
Negotiation differences for fixed assets and stamp duty	(49,982)
Legal and accounting fees	67,047
Value of 150,000 common shares at $9.81 per share	1,471,500

Total payments of cash and shares	6,065,940
Less: Fair value of net assets received	3,577,375
Less: Intangible assets identified by independent valuation	350,000

Initial goodwill	2,138,565
Additional goodwill under earn-out based on foreign exchange revenues for first year	3,905,395

Total goodwill as of June 30, 2005	$6,043,960

The additional goodwill will be calculated for each period as each earn-out payment is earned and an adjustment will be recorded to goodwill. The first earn-out installment is $1,562,158 and is due on or by August 31, 2005. Six additional minimum payments of $390,540 each are due on or by November 30, 2005, February 28, 2006, May 31, 2006, August 31, 2006, November 30, 2006 and February 28, 2007. These quarterly payments may be increased upwards by 20% of the revenue exceeding $1,952,697 up to $2,000,000 and 10% of revenues exceeding $2,500,000 in each quarterly period.

The intangible assets identified by an independent valuation related to the INTL Global Currencies acquisition are as follows:

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

June 30, 2005
Intangible assets
Noncompete agreement	$150,000
Trade name	100,000
Customer base	100,000

Total intangible assets	350,000
Less: Amortization of intangible assets	87,500

Intangible assets, net	$262,500

The intangible assets are amortized over their useful lives of three years.

(12)	Commission Revenue and Wholesale Commission Expense

Commission revenues of $400,625 and $690,942 were reported for the nine months ended June 30, 2005 and 2004, respectively. These revenues were primarily related to introducing broker fees that the Company received in connection with its wholesale debt trading activities.

	2005	2004
For the nine months ended June 30,
Wholesale commission revenue	$619,417	$1,270,674
Amounts paid to wholesale third party	(218,792)	(579,732)

Net wholesale commission revenue	$400,625	$690,942

	2005	2004
For the three months ended June 30,
Wholesale commission revenue	$117,499	$328,101
Amounts paid to wholesale third party	(26,176)	(138,704)

Net wholesale commission revenue	$91,323	$189,397

(13)	Related Party Transactions

One of the Company’s principal shareholders has made an investment, valued at approximately $91,000,000 as of June 30, 2005, in a hedge fund managed by INTL Consilium. In November 2004, an executive of this shareholder was elected to the Board of Directors of the Company.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(14)	Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased, at Market Value

Financial instruments owned and financial instruments sold, not yet purchased, at June 30, 2005 and September 30, 2004 consisted of trading and investment financial instruments at market values as follows:

	Owned	Sold, not yet purchased
June 30, 2005:
Common stock and American Depository Receipts	$2,470,516	$3,471,722
Foreign ordinary stocks, paired with their respective American Depository Receipts	11,763,073	11,830,756
Corporate and municipal bonds	1,380,250	172,460
Foreign government obligations	152,746	1,086,976
Negotiable instruments (promissory notes)	2,149,432	—
U.S. Treasury Bonds under total return swap transactions	—	29,845,989
Options and futures	1,249,668	1,307,327
Commodities	25,443,102	30,256,790
Other investments	43,262	—

	$44,652,049	$77,972,020

	Owned	Sold, not yet purchased
September 30, 2004:
Common stock and American Depository Receipts	$1,546,117	$1,401,367
Foreign ordinary stocks, paired with their respective
American Depository Receipts	8,851,358	8,935,260
Corporate and municipal bonds	2,085,122	—
Foreign government obligations	1,529,410	454,025
Negotiable instruments (promissory notes)	2,905,812	—
Options and futures	1,762,052	1,519,891
Commodities	55,076	—
U.S. Government obligations	17,194	—
Other investments	53,484	—

	$18,805,625	$12,310,543

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(15)	Trust Certificates and Total Return Swap

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

The net result is that the Company reports the effects of a) above as an increase in assets of $29,739,902 (represented by the Trust Interests), and the assumption of a liability to deliver securities of the same amount and included in financial instruments sold, not yet purchased. Over time, as the values of the Trust Interests and securities deliverable may change, the Company will experience equal and offsetting changes in the values of the TRS receivables or payables. Although the Transactions will temporarily increase the Company’s assets and liabilities until termination, the Company expects that the only impact of the transactions on the Company’s net cash flow will be the Company’s receipt of fee revenue.

The total fees received and to be received on the Transactions, as well as the associated variable compensation payable, are spread on a straight-line basis over the terms of the Transactions. Non-refundable fees received but not yet recognized as revenue, amounting to $238,939, appear as a liability on the Condensed Consolidated Balance Sheets as at June 30, 2005 under “Other liabilities”. Non-recoverable costs incurred in connection with the Transactions but not yet recognized as expenses, amounting to $71,680, appear as an asset under “Other assets” at the same date.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(16)	Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and from its market making and proprietary trading in the foreign exchange and commodities trading business. The Company has sold financial instruments that it does not currently own and will therefore be obligated to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements at June 30, 2005 at market values of the related financial instruments (totaling $77,972,020). The Company will incur losses if the market value of the financial instruments increases subsequent to June 30, 2005. The total of $77,972,020 includes $1,307,327 for options and futures contracts, which represent a liability to the Company based on their market value as of June 30, 2005.

Listed below is the fair value of trading-related derivatives as of June 30, 2005 and September 30, 2004. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	June 30, 2005 Assets	June 30, 2005 Liabilities	September 30, 2004 Assets	September 30, 2004 Liabilities
Interest Rate Derivatives	$—	$3,825	$—	$984
Foreign Exchange Derivates	28,422	5,122	48,822	3,350
Commodity Price Derivatives	1,221,246	1,298,380	1,713,230	1,515,557

Total	$1,249,668	$1,307,327	$1,762,052	$1,519,891

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

(17)	Interest Income and Interest Expense

	2005	2004
		(as restated)
For the nine months ended June 30,

Interest income and interest expense:
Interest income	$337,081	$130,746

Interest expense:
Borrowing to support foreign exchange business	$268,713	$—
Short securities trading position balances	450,429	129,954
Convertible subordinated notes payable	—	275,576
Amortization of debt issuance costs	—	58,179
Amortization of debt discount from beneficial conversion feature of convertible notes	—	61,009
Other	67,392	—

Interest expense	$786,534	$524,718

	2005	2004
		(as restated)
For the three months ended June 30,

Interest income and interest expense:
Interest income	$205,817	$66,975

Interest expense:
Borrowing to support foreign exchange business	$70,719	$—
Short securities trading position balances	210,424	49,620
Convertible subordinated notes payable	—	212,333
Amortization of debt issuance costs	—	43,634
Amortization of debt discount from beneficial conversion feature of convertible notes	—	57,311
Other	32,732	—

Interest expense	$313,875	$362,898

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(18)	Dividend Income (Expense), net

	2005	2004
For the nine months ended June 30,
Dividend income (expense), net:
Dividend income	$290,756	$181,027
Dividend expense	(406,724)	(515,678)

Dividend income (expense), net:	$(115,968)	$(334,651)

	2005	2004
For the three months ended June 30,
Dividend income (expense), net:
Dividend income	$177,033	$121,194
Dividend expense	(162,813)	(375,094)

Dividend income (expense), net:	$14,220	$(253,900)

(19)	Receivables From and Payable to Brokers, Dealers and Clearing Organization

Amounts receivable from and payable to brokers, dealers and clearing organization at June 30, 2005 and September 30, 2004 consisted of the following:

	Receivables	Payable
June 30, 2005:
Open securities transactions with clearing organization, net	$1,179,153	$—
Securities clearing fees and related charges payable with clearing organization, net	—	93,161
Open foreign currency transactions	6,188,893	4,214,587
Open commodities transactions	58,918	8,432
Introducing fee receivable	70,589	—

	$7,497,553	$4,316,180

September 30, 2004:
Open securities transactions with clearing organization, net	$—	$6,314,652
Securities clearing fees and related charges payable with clearing organization, net	—	58,402
Open foreign currency transactions	7,552,215	2,899,803
Introducing fee receivable	147,235	—

	$7,699,450	$9,272,857

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

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(20)	Receivable From and Payable to Customers

Amounts receivable from and payable to customers at June 30, 2005 and September 30, 2004 consisted of the following:

	Receivables	Payable
June 30, 2005:
Open transactions - foreign currency trading	$13,401,659	$4,038,616
Open transactions - other debt structures	152,415	—
Margin deposits held - commodities trading	—	80,000
Pledge receivable - commodities trading	1,609,841	—

	$15,163,915	$4,118,616

September 30, 2004:
Open transactions - foreign currency trading	$11,018,572	$4,613,147
Open transactions - other debt structures	—	41,000
Margin deposits held - metals trading	—	11,036
Pledge receivable - commodities trading	1,339,840	—

	$12,358,412	$4,665,183

Receivables and payables to customers result from open trading activities between the Company and its customers which are not financial institutions or broker-dealers. Receivables and payables to certain customers are reported net, when a right of setoff exists with the customer.

(21)	Other Assets

Other assets at June 30, 2005 and September 30, 2004 consisted of the following:

	June 30, 2005	September 30, 2004
Other receivables	$8,523	$32,651
Deposit with clearing organization	500,000	500,000
Prepaid expenses and other assets	368,523	128,990

	$877,046	$661,641

(22)	Payable to Banks Under Loans and Overdrafts

At June 30, 2005, the Company had lines of credit with three commercial banks totaling $23,000,000. Each credit facility is secured by certain assets. In addition, the Company has a $3,000,000 on-demand overdraft facility with one U.S. commercial bank.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

At September 30, 2004, INTL Global Currencies had a multi-currency on-demand overdraft facility of up to $7,000,000 with a commercial bank based in the United Kingdom. The overdraft facility provided a right of set-off between amounts borrowed in one or more currencies against positive balances in one or more other currencies. Amounts borrowed bore interest at the London Interbank Offered Rates (LIBOR) for each currency plus 2%. The overdraft facility was guaranteed by International Assets Holding Corporation. At September 30, 2004, the net borrowings of INTL Global Currencies exceeded its credit facility limit by $3,447,417. This excess borrowing was guaranteed by a cross-lending guarantee from the former owner of the foreign exchange trading business of INTL Global Currencies. The former owner of the foreign exchange business was not obligated by any written agreement to provide access to this additional credit. The guarantee terminated during the quarter ended December 31, 2004. This on-demand facility was terminated during the quarter ended March 31, 2005.

At June 30, 2005 the Company had the following credit facilities:

Amount	$10,000,000
Borrowing at June 30, 2005	$8,361,142
Allocation	Supports Foreign Exchange Trading
Borrower	INTL Global Currencies Limited
Security	Certain foreign exchange assets
Duration	1 Year
Executed	1/18/2005

Amount	$3,000,000
Borrowing at June 30, 2005	$667,561
Allocation	Supports Commodities Trading
Borrower	International Assets Holding Corporation
Security	Certain commodities assets
Duration	On demand
Executed	1/24/2005

Amount	$10,000,000
Borrowing at June 30, 2005	$0
Allocation	Supports Other Debt Trading (trade finance)
Borrower	International Assets Holding Corporation
Security	Certain other debt trading assets
Duration	On demand
Executed	2/1/2005

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

At June 30, 2005 and September 30, 2004, the U.S. dollar equivalent of the components of the net borrowing payable to banks were as follows:

	June 30, 2005 Positive balance (overdraft) U.S. dollar equivalent	September 30, 2004 Positive balance (overdraft) U.S. dollar equivalent
Payable to Banks:
Lines of Credit
Commodities trading
United States Dollar	$(667,561)	$—
Foreign exchange trading
Norwegian Krone	(66,047)	—
Euro	(1,810,260)	—
United Kingdom Pound Sterling	(1,369,604)	—
United States Dollar	(5,115,231)	—

Total Payable under lines of credit	$(9,028,703)	$—

Continued,

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

	June 30, 2005 Positive balance (overdraft) U.S. dollar equivalent	September 30, 2004 Positive balance (overdraft) U.S. dollar equivalent
Payable to Banks:
Overdraft with other financial institutions
Indonesian Rupiah	$(12,069)	$—
United States Dollar	(233,409)	—

Overdraft, subtotal	$(245,478)	$—

Overdraft facility with set-off limits (terminated during March 31, 2005 quarter)
Australian Dollar	$—	$—
Canadian Dollar	—	698,967
Danish Krona	—	196
Euro	—	(2,826,520)
Indian Rupee	—	(511,067)
Indonesian Rupiah	—	2,452
Japanese Yen	—	175
Mexican Peso	—	4,244
Namibian Dollar	—	(4,897)
Norwegian Krone	—	441
South African Rand	—	12,325
Swedish Krona	—	5,770
Swiss Franc	—	(76,697)
United Kingdom Pound Sterling	—	(2,202,841)
United States Dollar	—	(5,549,965)

Overdraft with one U.K. bank	$—	$(10,447,417)

Summary:
Total due to banks under overdraft	$(245,478)	$(10,447,417)
Total due to banks under lines of credit	(9,028,703)	—

Total Payable to Banks Under Loans and Overdrafts	$(9,274,181)	$(10,447,417)

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(23)	Capital and Cash Reserve Requirements

INTL Trading is subject to the net capital rules imposed by the Securities and Exchange Commission under SEC Rule 15c3-1. This rule requires maintenance of minimum net capital of an amount equal to the greater of $100,000, 6 2/3 percent of aggregate indebtedness, or $2,500 for each security in which a market is made with a bid price over $5 and $1,000 for each security in which a market is made with a bid price of $5 or less with a ceiling of $1,000,000. Rule 15c3-1 also requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. As of June 30, 2005, the Company had excess net capital of $6,997,647, a ratio of aggregate indebtedness to net capital of 1.34 to 1 and a percentage of debt to debt-equity total computed in accordance with Rule 15c3-1(d) of 27%.

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

The Company is obligated under various noncancelable operating leases for the rental of office facilities, service obligations and certain office equipment. The expense associated with operating leases amounted to $663,540 and $458,972 for the nine months ended June 30, 2005 and 2004, (as restated) respectively. The expense associated with the operating leases and service obligations are reported in the statements of operations in occupancy and equipment rental, clearing and related and other expenses.

Future minimum lease payments under noncancelable operating leases as of June 30, 2005 are approximately as follows:

Fiscal Year (12 month period) ending September 30,
2005	$861,800
2006	743,500
2007	463,600
2008	364,300
2009	303,100
Thereafter	700

Total future minimum lease payments	$2,737,000

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(25)	Stock Options

During the nine months ended June 30, 2005, the Company granted incentive stock options covering 124,650 shares of common stock. During the nine months ended June 30, 2005, incentive stock options covering 276,052 shares of common stock were exercised and 61,188 shares were forfeited. During the nine months ended June 30, 2005, 80,900 shares of common stock were exercised under existing nonqualified stock options. As of June 30, 2005, the Company had outstanding total options covering 988,516 shares of common stock and the Company has 291,668 shares available for issuance under its existing option plans.

Incentive Stock Options (Granted during the nine months ended June 30, 2005)

Options Granted	Grant Date	Exercise Price Per Share	Expiration Date	Exercisable
52,500	11/18/04	$7.45	11/18/08	(a)
50,000	11/18/04	$8.568	11/18/08	(b)
20,000	12/01/04	$7.35	12/01/08	(a)
2,150	02/01/05	$8.39	02/28/05	(c)

124,650

(a)	Exercisable at 33% on or after year one, 33% on or after year two and 34% on or after year three.
(b)	Exercisable at 33% on or after January 2, 2006, 33% on or after November 18, 2006 and 34% on or after November 18, 2007.
(c)	100% Exercisable on or after February 1, 2005. 2,150 shares were exercised by February 28, 2005.

The Company did not recognize any compensation expense in connection with the grant of incentive stock options covering 124,650 shares during the nine months ended June 30, 2005, because the exercise price on the date of grant for each option was equal to or greater than the fair market value of the common stock on the date of grant.

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

The employment of the Company’s former Chief Operating Officer, who resigned from that office in November 2004, terminated effective as of March 15, 2005. Under a pre-existing contractual arrangement the Company paid him an amount equal to his salary through September 30, 2005.

(27)	Segment Analysis

International Assets Holding Corporation and its subsidiaries form a financial services group focused on select international securities, foreign exchange and commodities markets. The Company’s activities are currently divided into four functional areas — international equities market making, international debt capital markets, foreign exchange/commodities trading and asset management. In May 2004, the Company expanded into the asset management business through its investment in INTL Consilium. The Company’s asset management activities will not be separately reported until certain asset and revenue levels are achieved.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

International Equities Market Making:

Through INTL Trading, the Company acts as a wholesale market maker in select foreign securities including unlisted American Depositary Receipts (“ADRs”) and foreign ordinary shares. INTL Trading provides execution and liquidity to national broker-dealers, regional broker-dealers and institutional investors.

International Debt Capital Markets:

The Company actively trades a wide variety of international debt instruments. The Company also invests in international debt instruments on a proprietary basis and arranges international debt transactions. The Company trades and invests in international bonds, including both investment grade and higher yielding emerging market bonds. The Company generally focuses on smaller issues, such as emerging market sovereign, corporate and bank bonds that trade worldwide on an over-the-counter basis. Through its customer relationships, the Company periodically identifies opportunities to arrange, purchase or sell debt transactions that fall outside the parameters of established financial markets. These transactions generally involve negotiable emerging market debt and may be documented by promissory notes, bills of exchange, loan agreements, accounts receivable and other types of debt instruments. The revenues, expenses, assets and liabilities relating to the Trust Certificates and Total Return Swap discussed in Note 15 are included in this segment.

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

Other:

All other transactions that do not relate to the operating segments above are classified as ‘Other’. Certain cash accounts and balances were maintained to support administrative as well as all of the operating segments. These multi-segment assets were allocated to ‘Other’. Revenue reported for ‘Other’ includes all the Company’s interest income but not interest expense; and the gain or loss on the Company’s interest in INTL Consilium, which is accounted for by the equity method.

Segment data includes the profitability measure of net contribution by segment. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. Net contribution is calculated as revenue less direct clearing and clearing related charges and variable trader bonus compensation. Variable trader bonus compensation represents a fixed percentage of an amount equal to revenues produced less clearing and related charges, base salaries and an overhead allocation.

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

Information concerning operations in these segments of business is shown in accordance with SFAS 131 as follows:

	2005	2004
		(as restated)
For the nine months ending June 30,

Revenues:
International equities market-making	$8,618,000	$13,275,000
International debt capital markets	1,785,000	1,964,000
Foreign exchange/commodities trading	7,508,000	1,001,000
Other	614,000	85,000

Total	$18,525,000	$16,325,000

Net contribution:
(Revenue less clearing and related expenses and variable trader bonus compensation):
International equities market-making	$3,784,000	$7,023,000
International debt capital markets	1,215,000	1,431,000
Foreign exchange/commodities trading	5,721,000	811,000
Other	—	—

Total	$10,720,000	$9,265,000

Reconciliation of net contribution to income before income taxes and minority interest
Net contribution allocated to segments	$10,720,000	$9,265,000
Fixed costs not allocated to operating segments	8,245,000	5,662,000

Income before income taxes and minority interest	$2,475,000	$3,603,000

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

	2005	2004
		(as restated)
For the three months ending June 30,

Revenues:
International equities market-making	$2,935,000	$3,571,000
International debt capital markets	673,000	459,000
Foreign exchange/commodities trading	2,361,000	580,000
Other	313,000	17,000

Total	$6,282,000	$4,627,000

Net contribution:
(Revenue less clearing and related expenses and variable trader bonus compensation):
International equities market-making	$1,319,000	$1,979,000
International debt capital markets	438,000	325,000
Foreign exchange/commodities trading	1,847,000	504,000
Other	—	—

Total	$3,604,000	$2,808,000

Reconciliation of net contribution to income before income taxes and minority interest
Net contribution allocated to segments	$3,604,000	$2,808,000
Fixed costs not allocated to operating segments	2,705,000	2,051,000

Income before income taxes and minority interest	$899,000	$757,000

	2005	2004
		(as restated)
At June 30,
Total assets:
International equities market-making	$26,498,000	$14,511,000
International debt capital markets	36,489,000	12,163,000
Foreign exchange/commodities trading	62,967,000	3,046,000
Other	6,187,000	9,485,000

Total	$132,141,000	$39,205,000

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

The following have been notable events since the beginning of fiscal 2004:

•	In the second quarter of fiscal 2004, the Company raised $12,000,000 from the issuance of the Company’s 7% convertible subordinated notes. The proceeds have been utilized to continue the expansion of the Company’s trading businesses.

•	In the third quarter of fiscal 2004, the Company and an unrelated third party formed INTL Consilium, LLC, a limited liability company providing investment management services. The Company received a 50.1% interest in exchange for a $500,000 capital contribution. INTL Consilium established a hedge fund in July 2004 and currently employs five individuals and manages more than $98 million on behalf of investors in the fund.

•	In the fourth quarter of fiscal 2004, the Company acquired INTL Global Currencies, a specialist foreign exchange trading business based in London. Further details are provided below.

•	In the fourth quarter of fiscal 2004, the Company exercised its right to convert its outstanding 7% subordinated notes into 2,086,923 shares of the Company’s common stock.

The Company believes that it continues to make significant progress in its effort to build a diversified financial services firm focusing on niche markets. During the last two years, the Company has successfully acquired or established businesses in key product areas and geographic locations. The Company’s activities are currently divided into international equities market making, international debt capital markets, foreign exchange/ commodities trading and asset management. Prior to the INTL Global Currencies acquisition in July 2004, most of the Company’s revenues were generated by the international equities market making business. As a result of the acquisition, the balance has shifted and the foreign exchange trading business, together with growth in other business segments, has provided a more balanced and diversified revenue stream. As a result, the Company believes that it is now less vulnerable to market cycles which affect each of the Company’s principal business activities. The Company believes that its strategy of linking expenses to revenues will also help to lessen the negative impact of adverse market conditions which occur periodically in international securities and financial markets.

The Company is currently focused on increasing revenue and market share for each of its principal business activities. During April and May 2005 the Company’s international debt capital markets business hired three sales and trading professionals and four professionals to develop origination, structuring and distribution. The commodities business has been augmented by the addition of a trader in platinum group metals.

Acquisition of Foreign Exchange Business of Global Currencies Limited

On July 9, 2004, the Company completed the acquisition of the foreign exchange business of Global Currencies Limited (“Global”) through the purchase of all the shares of INTL Holdings (U.K.) Limited. INTL Holdings (U.K.) Limited is a U.K. holding company that owns 100% of INTL Global Currencies Limited. The Company undertook this acquisition in order to expand its foreign exchange business. The results of operations from acquired businesses have been included in the Company’s results of operations since July 9, 2004 (the date of the acquisition).

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

The Company is obligated to make earn-out payments to the sellers of Global. In particular, the Company is obligated to pay an amount equal to 20% of the gross foreign exchange trading profits generated by the Company during the 30 months ending on December 31, 2006 (up to a maximum of $4,000,000). The amount payable in respect of the year ending June 30, 2006 shall be at least equal to the amount payable for the year ending June 30, 2005. The amount payable for the six months ending December 31, 2006 shall be at least half of the amount payable for the year ending June 30, 2005. In addition, the Company is obligated to pay the sellers ten percent (10%) of the gross foreign exchange trading profits in excess of $10,000,000 per year for the 12 months ending June 30, 2005 and June 30, 2006, and ten percent (10%) of such profits in excess of $5,000,000 for the six (6) months ended December 31, 2006.

The Company funded the acquisition by utilizing its existing working capital, which included cash received from the Company’s private placement of $12,000,000 in notes of March 2004.

As noted above, the Company’s acquisition of Global utilized approximately $4,594,000 in cash in connection with the payment of the initial purchase price. The Company expects to fund future earn-out payments from working capital. At June 30, 2005 the Company accrued a total liability of $3,905,000 for deferred acquisition consideration payable, of which $1,562,000 is due on or by August 31, 2005, as an initial payment for the period ended June 30, 2005.

The operations of Global’s foreign exchange business have provided a significant source of additional revenue and increased both the Company’s net current assets and cash flow.

Results of Operations

Set forth below is the Company’s discussion of its results of operations for the first nine months of the fiscal years ended September 30, 2005 and 2004, and the fiscal quarters ended June 30, 2005 and 2004. The Company’s total revenues for the quarter ended June 30, 2005 (“Q3 2005”) increased 36% to $6,282,000 from $4,627,000 for the quarter ended June 30, 2004 (“Q3 2004”). Total non-interest expenses for Q3 2005 were 45% higher than those in Q3 2004, while interest expense decreased by 14% from $363,000 during Q3 2004 (as restated) to $314,000 during Q3 2005. The Company’s net income increased by 99% from $289,000 during Q3 2004 (as restated) to $576,000 during Q3 2005.

During Q3 2005 the Company experienced relatively difficult market conditions in its securities business and in particular the international equity trading business. The adverse effect of these conditions on the Company’s revenues was offset by a substantial increase from Q3 2004 in revenues from the Company’s foreign currency trading business. The increased foreign exchange trading revenue was due to the inclusion of the results of INTL Global Currencies for the full period of Q3 2005, absent in Q3 2004. The Company believes that the difficult conditions in the securities business reflect the cyclical nature of international debt and equity markets generally, and are not necessarily indicative of any identifiable or known long term market trends. The increase from Q3 2004 in non-interest expenses was attributable mainly to the expanded foreign exchange trading activities and, to a lesser extent, administrative infrastructure to support continued growth.

Nine Months Ended June 30, 2005 (‘YTD 2005’) Compared to Nine Months Ended June 30, 2004 (‘YTD 2004’)

The following table reflects the principal components of the Company’s revenues and interest expense as a percentage of total revenue for YTD 2005 and YTD 2004.

	Percentage of Total Revenue	Percentage of Total Revenue	Percentage Change from YTD ‘04 to YTD ‘05
	YTD 2005	YTD 2004 (as restated)
Trading revenue (Net dealer inventory and investment gains)	96.1%	97.3%	12.1%
Commissions	2.2%	4.2%	-42.0%
Interest income	1.8%	Less than 1%	157.8%
Dividend income (expense), net	Less than -1%	-2.1%	Not meaningful
Asset management joint venture income (expense)	Less than 1%	Less than -1%	Not meaningful
Other revenues	Less than 1%	Less than 1%	Not meaningful
Total revenue	100%	100%	13.5%
Interest expense	4.3%	3.2%	49.9%
Net revenue	95.7%	96.8%	12.3%

The following table reflects the sources of the Company’s revenues as a percentage of the Company’s total revenue for YTD 2005 and YTD 2004.

	Percentage of Total Revenues	Percentage of Total Revenues	Percentage Change from YTD ‘04 to YTD ‘05
	YTD 2005	YTD 2004
Equity market making	46%	81%	-35%
Debt capital markets	10%	12%	-9%
Foreign exchange/commodities trading	41%	6%	650%
Other	3%	Less than 1%	Not meaningful
Total revenues	100%	100%	13%

The following table reflects the net contribution by percentage of each of the Company’s principal business activities for YTD 2004 and YTD 2005. Net contribution consists of revenues from each business activity, less direct clearing and clearing related charges and variable trader compensation.

	% of Total Net Contribution	% of Total Net Contribution	% Change 2004 to 2005
	YTD 2005	YTD 2004
Equity market making	35%	76%	-46%
Debt capital markets	11%	15%	-15%
Foreign exchange/ commodities	54%	9%	605%
Total Net Contribution	100%	100%	16%

The following table reflects the principal components of the Company’s non-interest expenses as a percentage of the Company’s total non-interest expenses for YTD 2005 and YTD 2004.

	Percentage of Total Non- interest Expenses	Percentage of Total Non- interest Expenses	Percentage Change from YTD ‘04 to YTD ‘05
	YTD 2005	YTD 2004 (as restated)
Compensation and benefits	49.9%	49.9%	25.2%
Clearing and related expenses	30.3%	37.1%	2.3%
Wholesale commission expense	Less than 1%	Less than 1%	Not meaningful
Occupancy and equipment rental	3.8%	2.9%	60.5%
Professional fees	3.0%	2.4%	60.8%
Depreciation and amortization	1.5%	1.2%	57.4%
Business development	3.9%	2.2%	118.0%
Insurance	3.3%	1.8%	125.4%
Other expenses	4.2%	2.5%	114.6%
Total non-interest expenses	100%	100%	25.1%

Net Income. The Company reported net income of $1,568,000 for the nine months ended June 30, 2005 (‘YTD 2005’), which equates to $0.22 per basic share and $0.20 per diluted share. This compares to net income of $1,911,000, or $0.40 per basic share and $0.34 per diluted share, for the nine months ended June 30, 2004 (‘YTD 2004’).

Total Revenues. The Company’s total revenues increased 13.5% to $18,525,000 for YTD 2005 compared to $16,325,000 for YTD 2004. The most significant change has been the relative change in the source of the Company’s revenues resulting from the acquisition in July 2004 of INTL Global Currencies. Foreign exchange/commodities trading produced $7,508,000, or 41% of total revenue for YTD 2005, compared to $1,001,000, or 6% of total revenue for YTD 2004. The relative increase in foreign exchange/commodities trading revenue is also attributable to the decline in equity market making revenue. Equity market making revenue fell from $13,275,000 for YTD 2004 to $8,618,000 for YTD 2005 as a result of difficult securities trading market conditions. Equity market making revenues decreased from 81% of total revenue for YTD 2004 to 46% of total revenue for YTD 2005. International debt capital markets revenue decreased from $1,964,000 for YTD 2004 to $1,785,000 for YTD 2005. Debt trading and commission revenues were lower because of less volatility in the markets (which reduced the opportunity for profitable trades), and tighter interest spreads (which reduced trading volume).

Trading Revenues (Net Dealer Inventory and Investment Gains). The Company had trading income of $17,801,000 for YTD 2005, compared to $15,884,000 for YTD 2004. The increase in trading revenue primarily reflected the expansion of the foreign exchange/commodities trading business discussed above. The commodities trading revenues grew by 141% from YTD 2004 to YTD 2005, due to increased business and increased volatility in the price movements of gold and silver. The large growth in the foreign exchange/commodities trading business was partially offset by a 35% reduction in equity market making revenue and a 9% reduction in debt trading revenue.

Total trading revenue includes the trading profits earned by the Company before the related expense deduction for American Depositary Receipt conversion fees. These ADR fees are included in the statement of operations as part of “clearing and related expenses”.

Commission Revenues. The Company generated commission revenue of $401,000 for YTD 2005, compared to $691,000 for YTD 2004. Wholesale brokerage of debt securities declined during YTD 2005 because of tighter interest spreads.

Interest Income. The Company’s interest income for YTD 2005 was $337,000 compared to $131,000 for YTD 2004. The majority of this interest income is paid by the Company’s clearing organization to the Company’s broker-dealer subsidiary.

Dividend Income (Expense). The Company’s net dividend expense for YTD 2005 was $116,000 compared to net dividend expense of $335,000 for YTD 2004. Dividend income or expense is generated when the Company’s equity business holds long or short equity positions, respectively, over a dividend declaration date.

Equity in Income from Asset Management Joint Venture. The Company recognized revenue of $94,000 compared to a loss of $46,000 from its 50.1% interest in INTL Consilium. In this connection, one of the Company’s principal shareholders has an investment valued at approximately $91,000,000 in a hedge fund managed by INTL Consilium.

Net Contribution. Net contribution consists of revenues less direct clearing and clearing related charges and variable trader compensation. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. The net contribution allocated to segments for YTD 2005 is $10,720,000 compared to $9,265,000 for YTD 2004. The relative changes in net contribution between the equity market making business and the foreign exchange/commodities trading business principally reflect the effects of the acquisition of INTL Global Currencies, together with the revenue decline in the equity business between YTD 2004 and YTD 2005. Equity market making revenues are stated before deduction of ADR conversion fees, while net contribution is stated after these fees.

Interest Expense. The Company’s interest expense was $787,000 for YTD 2005, compared to $525,000 for YTD 2004. The expense for YTD 2005 consisted of $269,000 in interest paid to banks in the INTL Global Currencies business; and $450,000 of interest on financial instruments sold, not yet purchased, due to an increase in ADR conversion activity, against which interest of $319,000 was received from the Company’s clearing organization. Borrowings related to other segments for YTD 2005 consisted of $67,000.

Total Non-interest Expenses. The Company’s total non-interest expenses increased by approximately 25% to $15,264,000 for YTD 2005 from $12,197,000 for YTD 2004. This increase was directly attributable to the expansion of the Company’s business, principally through the purchase of INTL Global Currencies, which resulted in higher personnel, rent, business development and insurance costs.

Compensation and Benefits. The Company’s compensation and benefit expense increased 25% from $6,080,000 for YTD 2004 to $7,614,000 for YTD 2005. The increase was primarily a consequence of higher staff levels resulting from the expanded foreign exchange business.

Clearing and Related Expenses. Clearing and related expenses increased by 2% from $4,523,000 for YTD 2004 to $4,627,000 for YTD 2005. A decrease in ADR conversion fees was offset by an increase in foreign settlement fees, relating to changes in the composition of the equity trading activities, and a large increase in bank charges, relating to the INTL Global Currencies business. The total ADR conversion fees were $1,511,000 and $2,463,000 for YTD 2005 and YTD 2004, respectively. A few large, one-time ADR conversion-related charges occurred in 2004.

Occupancy and Equipment Rental. Occupancy and equipment rental expense increased by 61% from $356,000 for YTD 2004 to $572,000 for YTD 2005. This increase is primarily due to increased occupancy as a result of expansion of the New York office space and the addition of the INTL Global Currencies office space in London; and an increase in information systems equipment corresponding to the increase in the number of employees.

Professional Fees. Professional fees principally consist of legal, taxation and accounting fees. These fees increased 61% from $288,000 for YTD 2004 to $463,000 for YTD 2005 mainly as a result of larger accruals for accounting and audit fees in fiscal 2005 and legal and accounting fees relating to the restatement in May 2005 of the Company’s financial statements for the years ended September 30, 2003 and 2004 and the quarter ended December 31, 2004.

Depreciation and Amortization. Depreciation and amortization increased 57% from $148,000 for YTD 2004 to $233,000 for YTD 2005. The Company incurred additional depreciation and amortization costs in YTD 2005 due to depreciation of additional fixed assets in the New York office and depreciation of the fixed assets and amortization of goodwill arising from the acquisition of INTL Global Currencies in July 2004.

Business Development Expense. Business development expense increased 118% from $273,000 for YTD 2004 to $595,000 for YTD 2005. Most of this increase relates to the business development activities of INTL Global Currencies, while the balance relates to expanded marketing efforts for the other businesses of the Company. The YTD 2005 expense also includes recruitment expenses of $115,000, compared with no such expenses for YTD 2004.

Insurance Expense. Insurance expense increased 125% from $223,000 for YTD 2004 to $502,000 for YTD 2005. The increase was primarily due to increases in the cost of health insurance caused by higher staff levels and increased cost per employee.

Other Operating Expenses. Other operating expenses increased 115% from $300,000 for YTD 2004 to $644,000 for YTD 2005. The increase was primarily related to increased office expenses resulting from the addition of a new office, expanded staff levels, higher technology and license fees, telephone expenses and value added taxes payable in the United Kingdom by INTL Global Currencies.

Tax Expense. The Company recognized income tax expense of $870,000 for YTD 2005 compared with $1,692,000 for YTD 2004. The Company’s effective income tax rate was approximately 35% for YTD 2005 compared with 47% for YTD 2004, reduced by the lower rate of corporate income tax applicable in the United Kingdom than that in the United States. In addition, the amortization of debt discount and interest on the Company’s convertible notes charged during the quarter ended June 30, 2004 was treated as non-deductible for tax purposes.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

The following table reflects the principal components of the Company’s revenues and interest expense as a percentage of total revenue for Q3 2005 and Q3 2004.

	Percentage of Total Revenue	Percentage of Total Revenue	Percentage Change from Q3 ‘04 to Q3 ‘05
	Q3 2005	Q3 2004 (as restated)
Trading revenue (Net dealer inventory and investment gains)	94.6%	101.0%	27.1%
Commissions	1.5%	4.1%	-51.8%
Interest income	3.3%	1.4%	Not meaningful
Dividend income (expense), net	0.2%	-5.5%	Not meaningful
Asset management joint venture income (expense)	Less than 1%	-1.0%	Not meaningful
Other revenues	Less than 1%	Less than - 1%	Not meaningful

Total revenue	100%	100%	35.8%

Interest expense	5.0%	7.8%	-13.5%
Net revenue	95.0%	92.2%	40.0%

The following table reflects the sources of the Company’s revenues as a percentage of the Company’s total revenue for Q3 2005 and Q3 2004.

	Percentage of Total Revenues	Percentage of Total Revenues	Percentage Change from Q3 ‘04 to Q3 ‘05
	Q3 2005	Q3 2004
Equity market making	47%	77%	-18%
Debt capital markets	11%	10%	47%
Foreign exchange/ commodities trading	37%	13%	Not meaningful
Other	5%	Less than 1%	Not meaningful

Total revenues	100%	100%	36%

The following table reflects the net contribution by percentage of each of the Company’s principal business activities for Q3 2004 and Q3 2005. Net contribution consists of revenues from each business activity, less direct clearing and clearing related charges and variable trader compensation.

	% of Total Net Contribution	% of Total Net Contribution	% Change 2004 to 2005
	Q3 2005	Q3 2004
Equity market making	37%	70%	-33%
Debt capital markets	12%	12%	35%
Foreign exchange/commodities	51%	18%	266%

Total Net Contribution	100%	100%	28%

The following table reflects the principal components of the Company’s non-interest expenses as a percentage of the Company’s total non-interest expenses in Q3 2005 and Q3 2004.

	Percentage of Total Non- interest Expenses	Percentage of Total Non- interest Expenses	Percentage Change from Q3 ‘04 to Q3 ‘05
	Q3 2005	Q3 2004 (as restated)
Compensation and benefits	48.5%	51.4%	36.4%
Clearing and related expenses	29.4%	31.7%	34.1%
Wholesale commission expense	—	Less than 1%	-100.0%
Occupancy and equipment rental	4.2%	3.3%	82.8%
Professional fees	4.3%	3.5%	75.7%
Depreciation and amortization	1.6%	1.0%	131.3%
Business development	4.2%	3.3%	85.9%
Insurance	3.9%	2.1%	171.0%
Other expenses	3.9%	3.7%	54.2%

Total non-interest expenses	100%	100%	44.6%

Net Income. The Company reported net income of $576,000 for the three months ended June 30, 2005 (Q3 2005), which equates to $0.08 per basic share and $0.07 per diluted share. This compares to net income of $289,000, or $0.06 per basic share and $0.05 per diluted share, for the three months ended June 30, 2004 (Q3 2004), as restated.

Total Revenues. The Company’s total revenues increased 36% to $6,282,000 for Q3 2005 from $4,627,000 for Q3 2004. The most significant change has been the relative change in the source of the Company’s revenues resulting from the acquisition in July 2004 of INTL Global Currencies. Foreign exchange/commodities trading produced $2,361,000, or 38% of total revenue for Q3 2005, compared to $580,000, or 13% of total revenue for Q3 2004. The relative increase in foreign exchange/commodities trading revenue is also attributable to the decline in equity market making revenue. Equity market making revenue fell from $3,571,000 for Q3 2004 to $2,935,000 for Q3 2005 as a result of difficult market conditions. Equity market making revenues decreased from 77% of total revenue for Q3 2004 to 47% of total revenue for Q3 2005. International debt capital markets revenue increased from $459,000 for Q3 2004 to $673,000 for Q3 2005. Debt trading revenues were higher primarily as a result of some profitable nonrecurring trades. Generally, however, the debt capital markets business experienced difficult conditions because of reduced volatility in the markets (resulting in fewer opportunities for profitable trades) and because of rising US interest rates, resulting in tighter spreads, decreased issuer and client activity.

Trading Revenues (Net Dealer Inventory and Investment Gains). The Company had trading income of $5,941,000 for Q3 2005, compared to $4,676,000 for Q3 2004. The increase in trading revenue primarily reflected the increase in foreign exchange/commodities trading revenue referred to above. The commodities trading revenues grew by 18% from Q3 2004 to Q3 2005, due to increased business and increased volatility in the price movements of gold and silver. There was an increase of 115% in debt trading revenues between Q3 2004 and Q3 2005. These increases were partially offset by a 18% reduction in equity market making revenue.

Total trading revenue includes the trading profits earned by the Company before the related expense deduction for American Depositary Receipt conversion fees. These ADR fees are included in the statement of operations as part of “clearing and related expenses”.

Commission Revenues. The Company generated commission revenue of $91,000 for Q3 2005, compared to $189,000 in Q3 2004. Wholesale brokerage of debt securities declined during Q3 2005 because of tighter interest spreads.

Interest Income. The Company’s interest income for Q3 2005 was $206,000 compared to $67,000 for Q3 2004. The majority of this interest income is paid by the Company’s clearing organization to the Company’s broker-dealer subsidiary.

Dividend Income (Expense). The Company’s net dividend income for Q3 2005 was $14,000 compared to net dividend expense of $254,000 for Q3 2004. Dividend income or expense is generated when the Company’s equity business holds long or short equity positions, respectively, over a dividend declaration date.

Equity in Income from Asset Management Joint Venture. The Company recognized revenue of $25,000 for Q3 2005 compared to a loss of $46,000 for Q3 2004 from the Company’s 50.1% interest in INTL Consilium. In this connection, one of the Company’s principal shareholders has an investment valued at approximately $91,000,000 in a hedge fund managed by INTL Consilium.

Net Contribution. Net contribution consists of revenues, less direct clearing and clearing related charges and variable trader compensation. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. The net contribution allocated to segments for Q3 2005 is $3,604,000 compared to $2,808,000 for Q3 2004. The relative changes in net contribution between the equity market making business and the foreign exchange/commodities trading business principally reflect the effects of the acquisition of INTL Global Currencies, together with the revenue decline in the equity business between YTD 2004 and YTD 2005. Equity market making revenues are stated before deduction of ADR conversion fees, while net contribution is stated after these fees.

Interest Expense. The Company’s interest expense was $314,000 for Q3 2005, compared to $363,000 for Q3 2004. The expense in Q3 2005 consisted of $71,000 in interest paid to banks in the INTL Global Currencies business; and $210,000 of interest on financial instruments sold, not yet purchased, against which interest of $202,000 was received from the Company’s clearing organization. Interest on borrowings related to other segments for Q3 2005 was $33,000.

Total Non-interest Expenses. The Company’s total non-interest expenses increased by approximately 45% to $5,070,000 for Q3 2005 from $3,507,000 for Q3 2004. This increase was directly attributable to the expansion of the Company’s business, resulting in higher personnel, rents, business development and insurance costs.

Compensation and Benefits. The Company’s compensation and benefit expense increased 36% from $1,802,000 for Q3 2004 to $2,457,000 for Q3 2005. The increase was primarily a consequence of higher staff levels resulting from the expanded foreign exchange business.

Clearing and Related Expenses. Clearing and related expenses increased by 34% from $1,113,000 for Q3 2004 to $1,492,000 for Q3 2005. There was an increase in foreign settlement fees, relating to changes in the composition of the equity trading activities, and a large increase in bank charges, relating to the INTL Global Currencies business. The total ADR conversion fees were $470,000 and $450,000 for Q3 2005 and Q3 2004, respectively.

Occupancy and Equipment Rental. Occupancy and equipment rental expense increased by 83% from $116,000 for Q3 2004 to $212,000 for Q3 2005. This increase is primarily due to increased occupancy as a result of expansion of the New York office space and the addition of the INTL Global Currencies office space in London; and an increase in information systems equipment corresponding to the increase in the number of employees.

Professional Fees. Professional fees principally consist of legal, taxation and accounting fees. These fees increased 76% from $124,000 for Q3 2004 to $217,000 for Q3 2005 mainly as a result of larger accruals for accounting and audit fees and legal and accounting fees related to the restatement in May 2005 of the Company’s financial statements for the years ended September 30, 2003 and 2004 and the quarter ended December 31, 2005.

Depreciation and Amortization. Depreciation and amortization increased 131% from $35,000 for Q3 2004 to $80,000 for Q3 2005. The Company incurred additional depreciation and amortization costs in Q3 2005 due to depreciation of additional fixed assets in the New York office and depreciation of the fixed assets and amortization of goodwill arising from the acquisition of INTL Global Currencies in Q4 2004.

Business Development Expense. Business development expense increased 86% from $116,000 for Q3 2004 to $215,000 for Q3 2005. Most of this increase relates to the business development activities of INTL Global Currencies, while the balance relates to expanded marketing efforts for the other businesses of the Company and recruitment expenses.

Insurance Expense. Insurance expense increased 171% from $74,000 in Q3 2004 to $200,000 in Q3 2005. The increase was primarily due to increases in the cost of health insurance caused by higher staff levels and increased cost per employee.

Other Operating Expenses. Other operating expenses increased 54% from $128,000 in Q3 2004 to $197,000 for Q3 2005. The increase was primarily related to increased office expenses resulting from the addition of a new office, expanded staff levels, higher technology and license fees, telephone expenses and value added taxes payable in the United Kingdom by INTL Global Currencies.

Tax Expense. The Company recognized income tax expense of $298,000 for Q3 2005 compared with $468,000 for Q3 2004. The Company’s effective income tax rate was approximately 33% for Q3 2005 compared with 62% for Q3 2004, reduced by the lower rate of corporate income tax in the United Kingdom than that in the United States and the non-deductibility for tax purposes in Q3 2004 of interest and debt discount amortization related to the Company’s convertible notes.

Liquidity and Capital Resources

A substantial portion of the Company’s assets are liquid. The majority of the assets consist of financial instrument inventories, which fluctuate depending on the level of customer business. At June 30, 2005, approximately 87% of the Company’s assets (excluding the Trust Interests of $29,740,000 disclosed in total assets under “Trust certificates, at cost”, which are offset by a liability of an equal amount as discussed in Note 15 of the Company’s Condensed Consolidated Financial Statements) consisted of cash, cash equivalents, receivables from brokers, dealers, clearing organization and customers, and marketable financial instruments. All assets are financed by the Company’s equity capital, demand loans from banks, short-term borrowings from financial instruments sold, not yet purchased and other payables.

The Company’s ability to receive distributions from INTL Trading, the Company’s broker-dealer subsidiary, is restricted by regulations of the SEC and the NASD. The Company’s right to receive distributions from its subsidiaries is also subject to the rights of the subsidiaries’ creditors, including customers of INTL Trading.

INTL Trading is subject to the net capital requirements of the SEC and the NASD relating to liquidity and net capital levels. At June 30, 2005, INTL Trading had regulatory net capital of $7,991,000, which was $6,998,000 in excess of its minimum net capital requirement on that date. INTL Trading’s net capital at June 30, 2005 included two subordinated loans in the aggregate amount of $3,000,000 made by the Company to INTL Trading. A loan of $500,000 was made on January 31, 2003, has a scheduled maturity date of February 28, 2006, and has an interest rate of 3%. A second loan of $2,500,000 was made on May 10, 2004 at an interest rate of 3%. The scheduled maturity date of June 30, 2005 was extended with the approval of the NASD to June 30, 2006. INTL Trading is not obligated to repay the loans at scheduled maturity if repayment would cause INTL Trading to violate its net capital requirements. If this occurs, INTL Trading’s obligation to repay the loan is deferred until these requirements can be satisfied. These inter-company loans, and the related interest income and interest expense, have been eliminated from the consolidated balance sheet and statements of operations of the Company as of June 30, 2005.

The Company’s assets and liabilities may vary significantly from period to period because of changes relating to customer needs and economic and market conditions. The Company’s operating activities generate or utilize cash resulting from net income or loss earned during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity and financial instruments inventory changes resulting from proprietary arbitrage trading strategies dictated by prevailing market conditions. The Company’s total assets at June 30, 2005 and September 30, 2004, were $132,141,000 and $67,692,000, respectively. Of the increase in assets since September 30, 2004, $29,740,000 of assets and an equal value of liabilities relate to total return swap (“TRS”) transactions. The TRS-related assets and liabilities are of approximately equal amounts, thus having no effect on liquidity. The Company expects that the only net cash flow arising from the TRS transactions will be the Company’s receipt of fee revenue. During Q3 2005 the Company recognized $61,000 of fee revenue from these transactions. The total fee revenue is spread on a straight-line basis over the contractual terms of the TRS transactions.

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

In July 2004 the Company completed the acquisition of INTL Global Currencies. The Company is obligated to make certain earn-out payments to the sellers. In particular, the Company is obligated to pay the sellers an amount equal to 20% of the gross foreign exchange trading profits generated by the Company during the 30 months ending on December 31, 2006 (up to a maximum of $4.0 million). Additionally, the Company is obligated to pay the sellers 10% of the gross foreign exchange trading profits in excess of $10.0 million per year for the 12 months ended June 30, 2005 and June 30, 2006, and 10% of such profits in excess of $5.0 million for the 6 months ended December 31, 2006. The Company anticipates that the additional contingent purchase consideration will be funded from working capital. At June 30, 2005 the Company recognized a liability for deferred acquisition consideration payable of $3,905,000. The first earn-out installment is $1,562,158 and is due on or by August 31, 2005. Six additional minimum payments of $390,540 each are due on or by November 30, 2005, February 28, 2006, May 31, 2006, August 31, 2006, November 30, 2006 and February 28, 2007. These quarterly payments may be increased upwards by 20% of the revenue exceeding $1,952,697 up to $2,000,000 and 10% of revenues exceeding $2,500,000 in each quarterly period.

Cash Flows

The Company’s cash and cash equivalents increased by $1,002,000 from $21,084,000 at September 30, 2004 to $22,086,000 at June 30, 2005.

The major sources of cash were:

•	The Company’s net cash income for the nine months ended June 30, 2005 of $1,790,000 (consisting of net income of $1,568,000, adjusted upwards by $222,000 for the net effect of non-cash items such as depreciation and amortization, deferred taxes, equity in the gain in INTL Consilium and the unrealized gain on investment in the INTL Consilium sponsored fund).

•	A $8,098,000 increase in the Company’s net financial instruments position (i.e. financial instruments owned, foreign currency sold, not yet purchased and financial instruments sold, not yet purchased).

•	Funds received from the exercise of stock options of $660,000.

The major uses of cash were:

•	A $4,755,000 increase in the Company’s net amount of receivables from and payables to brokers, dealers and clearing organization. At June 30, 2005 and September 30, 2004 these organizations owed/(were owed by) the Company $3,181,000 and ($1,573,000), net, respectively.

•	A $3,246,000 increase in the Company’s net payable to and receivable from customers.

•	A reduction in the Company’s loans and overdrafts of $1,173,000.

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

The Company seeks to mitigate exposure to market risk by utilizing a variety of qualitative and quantitative techniques:

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

Management believes that the volatility of earnings is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of daily revenue during the nine months ended June 30, 2005.

In the Company’s securities market-making and trading activities, the Company maintains inventories of equity and debt securities. In the Company’s commodities market-making and trading activities, the Company’s positions include physical inventories, forwards, futures and options. The Company’s commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. The Company monitors the aggregate position for each commodity in equivalent physical ounces. The table below illustrates, for the nine months ended June 30, 2005, the Company’s average, greatest long, greatest short and minimum day-end positions by business segment. Due to integration issues related to the acquisition of the INTL Global Currencies foreign exchange business, this information is not available for the Company’s foreign exchange activities.

Nine months ended June 30, 2005	Average	Greatest Long	Greatest Short	Minimum Exposure
Amounts in $000’s
Equity Aggregate of Long and Short	$4,857	$7,000	n/a	$2,907
Equity Net of Long and Short	$117	$2,596	$(1,926)	$3
Debt Aggregate of Long and Short	$5,336	$8,527	n/a	$2,626
Debt Net of Long and Short	$3,126	$6,374	$(1,059)	$8
Gold	$(16)	$754	$(2,371)	$0
Silver	$2	$107	$(60)	$0

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

Deferred Tax Asset and Liability. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company also establishes valuation allowances when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of June 30, 2005, based upon the projections for future taxable income, management believes it is more likely than not that the Company will realize the full benefits of these deductible differences and net operating loss carryforward. The carrying value of the net operating loss carryforward is $25,000 as of June 30, 2005.

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

The above restatements are described in more detail in Note 2 to the Company’s Condensed Consolidated Financial Statements included in this Form 10-QSB.

Controls over the application of accounting policies are within the scope of internal controls. As a result of these restatements, management concluded in May 2005 there were material weaknesses in the Company’s internal controls, as defined by the Public Company Accounting Oversight Board. The material weakness related to the issues described above have been remediated as a result of processes that have been implemented by the Company. In this connection, the Company has increased the size of its finance staff, expanded the scope of training for its finance staff, acquired additional resources regarding financial reporting and adopted policies regarding the review of complex financial transactions.

In connection with the filing of this Form 10-QSB, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.

Other then as noted above, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2005.

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

b) Reports on Form 8-K

On May 23, 2005 the Company filed a Current Report on Form 8-K to report on a release announcing non-reliance on previously issued financial statements and that the Company would restate its financial statements for fiscal year 2004.

On May 23, 2005 the Company filed a Current Report on Form 8-K to report on a release on the subject of its operations and financial condition for the fiscal quarter ended March 31, 2005.

On July 19, 2005 the Company filed a Current Report on Form 8-K to report on a release announcing changes in the Company’s certifying accountant.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ASSETS HOLDING CORPORATION

Date 08/15/2005	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date 08/15/2005	/s/ Brian T. Sephton
Brian T. Sephton
Chief Financial Officer and Treasurer