Form 10KSB
period 2005-09-30
INTERNATIONAL ASSETS HOLDING CORP
filed 2005-12-22
CIK 913760

U.S. Securities and Exchange Commission

Washington D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

Commission File Number 000-23554

INTERNATIONAL ASSETS HOLDING CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	59-2921318
(State of incorporation)	(IRS Employer Identification No)

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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year: $26,140,031

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the last sale price of such stock as of December 16, 2005: $29,861,985.

The issuer had 7,457,253 outstanding shares of common stock as of December 16, 2005.

INTERNATIONAL ASSETS HOLDING CORPORATION

2005 FORM 10-KSB

PART I

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the Company’s control, including adverse changes in economic, political and market conditions, losses from the Company’s market-making and trading activities arising from counterparty failures and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of federal and state securities laws and the impact of changes in technology in the securities, foreign exchange and commodities dealing and trading industries. Although the Company believes that its forward-looking statements are based upon reasonable assumptions regarding its business and future market conditions, there can be no assurances that the Company’s actual results will not differ materially from any results expressed or implied by the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any forward-looking statements are not guarantees of future performance.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

International Assets Holding Corporation and its subsidiaries (the “Company”) form a financial services group focused on select international markets. We commit our capital and expertise to market-making and trading of financial instruments, currencies and commodities. The Company’s activities are currently divided into four functional areas - international equities market-making, international debt capital markets, foreign exchange/commodities trading and asset management.

The Company was formed in October 1987 and has four wholly-owned operating subsidiaries: INTL Trading, Inc. (“INTL Trading”), a securities broker-dealer and member firm of the National Association of Securities Dealers (“NASD”), INTL Global Currencies Limited (“INTL Global Currencies”), INTL Commodities, Inc. (“INTL Commodities”) (operational from October 2005) and INTL Assets, Inc. (“INTL Assets”). The Company also owns a 50.1% interest in INTL Consilium LLC, an investment advisory firm (“INTL Consilium”).

The Company provides execution to customers from offices in New York, London and Florida in the following products:

•	unlisted American Depository Receipts (“ADRs”) and common shares of more than 8,000 companies organized in over 20 countries

•	more than 100 currencies

•	debt securities of more than 500 sovereign and corporate issuers organized in over 30 countries

•	physical commodities (base and precious metals) and over-the-counter (“OTC”) derivative products

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

Business Strategy

The Company seeks to deploy its capital and expertise in financial markets that exhibit one or more of the following characteristics:

•	niche markets that are not adequately covered by major brokerage firms and financial institutions

•	markets that require specialized expertise

•	markets that are primarily trading-oriented

•	markets that primarily serve wholesale customers

•	markets that have a significant international component

The Company currently operates in four business segments that fulfill the objectives of its business strategy – international equities market-making, international debt capital markets, commodities/foreign exchange trading and asset management. The Company continues to evaluate other market niches for expansion opportunities.

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

Trading Revenues

In the Company’s business, purchases of individual securities, currencies, commodities or derivative instruments may be from single or multiple customers or counterparties. They may be covered by a matching sale to a customer or counterparty or may be aggregated with other purchases to provide liquidity intraday, for a number of days or, in some cases, even longer periods of time (during which periods market values may fluctuate). Sales of individual securities, currencies, commodities or derivative instruments may also be from single or multiple customers or counterparties. They may be made from inventory, they may be covered by a simultaneous and matching purchase in the market or they may represent a short sale and be covered by a later purchase in the market.

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

International Equities Market-Making

The Company is a leading U.S. market-maker in select foreign securities, including unlisted ADRs, foreign common shares and OTC domestic bulletin board stocks. The Company conducts these activities through INTL Trading, which provides execution services and liquidity to national broker-dealers, regional broker-dealers and institutional investors. The Company focuses on those international equities in which the Company can use its expertise and experience to provide customers with competitive execution and superior service. The Company also utilizes its proprietary technology, including internet technology, to achieve these goals.

The Company makes markets in approximately 350 ADRs and foreign ordinary shares traded in the OTC market, and in approximately 1,100 domestic bulletin board stocks. In addition, the Company will, on request, make prices in more than 8,000 other ADRs and foreign common shares. As a market-maker, the Company provides trade execution services by offering to buy shares from, or sell shares to, broker-dealers and institutions. The Company displays the prices at which it is willing to buy and sell these securities and adjusts its prices in response to market conditions. When acting as principal, the Company commits its own capital and derives revenue from the difference between the prices at which the Company buys and sells shares. The Company also earns commissions by executing trades on an agency basis.

International Debt Capital Markets

The Company trades actively in a wide variety of international debt instruments. The Company also invests in international debt instruments on a proprietary basis and arranges international debt transactions.

The Company trades and invests in international bonds, including both investment grade and higher-yielding emerging market bonds. The Company generally focuses on smaller issues, such as emerging market sovereign, corporate and bank bonds that trade internationally on an OTC basis.

The Company provides competitive execution in these bonds to smaller institutions and private banks. The Company’s staff has substantial experience in this market, which allows the Company to offer customers superior execution capability. When acting as a principal, the Company commits its own capital to buy and sell bonds. The Company derives revenue from the difference between the purchase and sale prices. The Company also earns commissions by executing trades on an agency basis.

The Company periodically invests its own capital in select international bonds. The Company derives revenue from interest received and the difference between the purchase and sale prices.

The Company periodically identifies opportunities to arrange, structure, purchase or sell debt transactions on behalf of issuers. These transactions generally involve negotiable emerging market debt instruments that typically are related to specific commercial transactions, have limited liquidity and price discovery, an absence of standard documentation and an absence of established settlement procedures. The transactions may be evidenced by promissory notes, bills of exchange, loan agreements, accounts receivable and other types of debt instruments.

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

In June 2005, the Company recruited an experienced debt capital markets team based in London and Florida, thereby adding a structuring capability and expanding the Company’s origination and distribution capability. This team focuses on private debt placements for financial institutions based in Eastern Europe, Latin America and the Caribbean.

Foreign Exchange/Commodities Trading

Foreign Exchange Trading

The Company established its foreign exchange trading business in July 2003. The scope of this business expanded significantly in July 2004 when the Company purchased the specialist foreign exchange trading business owned by Global Currencies Limited. The combined activities now operate as INTL Global Currencies.

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

The Company periodically holds foreign currency positions for longer periods to create liquidity for customers or to generate proprietary earnings.

Commodities Trading

The Company established its precious metals trading business in July 2003. Initially, the Company’s activities were limited to gold and silver. During fiscal 2005, the Company expanded into platinum group metals, giving the business access to a new set of customers. The Company currently has relationships with a number of small and medium-sized precious metals producers, refiners, recyclers and consumers, and provides them with a full range of precious metals trading and hedging capabilities. At the end of fiscal 2005, the Company recruited an experienced base metals trading team, which commenced trading for the Company in October 2005. This team will initially focus on physical lead trading and thereafter seek other base metals opportunities. During fiscal 2005, the Company achieved its previously stated objective of expanding its commodities relationships to include consumers and recyclers.

When acting as a principal, the Company commits its own capital to buy and sell precious and base metals on a spot and forward basis. The Company derives revenue from the difference between the purchase and sale prices.

The Company assists its customers in protecting the value of their future production by selling them put options on an OTC basis. The Company also provides customers with sophisticated option products, including combinations of buying and selling puts and calls. The Company mitigates its risk by effecting offsetting OTC options with market counterparties or through the purchase or sale of commodities futures traded through the COMEX division of the New York Mercantile Exchange.

The Company also takes periodic proprietary positions by buying commodities or related options. The Company derives revenue from these proprietary activities through the difference between the purchase and sale prices or between premiums received and paid.

Asset Management

The Company established its asset management business in May 2004. This business is operated through INTL Consilium, an asset management joint venture organized by the Company and an unaffiliated third party. The Company received a 50.1% interest in exchange for a $500,000 capital contribution. INTL Consilium is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”). In July 2004, INTL Consilium launched the Emerging Market Absolute Return Fund, which had over $55 million in assets under management on September 30, 2004 and over $117 million on September 30, 2005. The Company’s strategy is to build the asset management business by applying an absolute return philosophy to niche markets in which the Company has significant expertise and experience. INTL Consilium is seeking to add additional products based on this strategy.

Competition

The international financial markets are highly competitive and rapidly evolving. In addition, these markets are dominated by firms with significant capital and personnel resources that are not currently available to the Company. The Company expects these competitive conditions to continue in the future. The Company’s strategy is to focus on smaller niche markets that may be less attractive to its larger competitors and that require specialized expertise. The Company believes that it can compete successfully with other financial intermediaries in these markets based on the Company’s expertise and quality of service.

The Company’s activities are impacted, and will continue to be impacted, by investor interest in the markets served by the Company. The instruments traded in these markets compete with a wide range of alternative investment instruments. The Company seeks to counterbalance changes in demand in specified markets by undertaking activities in multiple uncorrelated markets.

Technology has increased competitive pressures on intermediaries in financial markets by improving dissemination of information and facilitating the development of alternative execution mechanisms. In the equity markets, electronic communication networks (“ECNs”) compete with market-makers like the Company. ECNs provide a neutral forum in which third parties display and match their orders, but do not commit capital or provide liquidity to the marketplace. ECNs and similar alternative execution mechanisms provide the greatest benefit for markets in highly liquid securities. Similar execution mechanisms also exist in the foreign exchange market. The Company competes by focusing on niche markets for less liquid instruments and using its capital to enhance liquidity for customers.

Administration and Operations

The Company employs operations personnel to supervise and, for certain products, complete the clearing and settlement of transactions.

Prior to December 1, 2005, INTL Trading’s securities transactions were cleared through Pershing LLC, a wholly-owned subsidiary of The Bank of New York. On December 1, 2005,

INTL Trading began clearing through Broadcort, a division of Merrill Lynch, Pierce, Fenner & Smith, Inc. INTL Trading does not hold customer funds or directly clear or settle securities transactions.

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

The Company’s broker-dealer subsidiary, INTL Trading, received approval in November 2005 from the Financial Services Authority in the United Kingdom to open a branch office in London. INTL Trading’s activities are thus also subject to regulation in the United Kingdom.

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

Net Capital Requirements

The Company’s broker-dealer subsidiary, INTL Trading, is subject to the net capital requirements imposed by SEC Rule 15c3-1 under the Securities Exchange Act of 1934. These requirements are intended to ensure the financial integrity and liquidity of broker-dealers. They establish both minimum levels of capital and liquid assets. The net capital requirements prohibit the payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advances or loans to any stockholder, employee or affiliate, if such payment would reduce the broker-dealer’s net capital below required levels.

The net capital requirements restrict the ability of INTL Trading to make distributions to the Company. They also restrict the ability of INTL Trading to expand its business beyond a certain point without the introduction of additional capital.

During the 2005 fiscal year, INTL Trading maintained net capital which exceeded the minimum levels required by SEC Rule 15c3-1.

Risks Affecting the Company

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

The risks faced by the Company include the following:

Fluctuations in revenues due to changes in economic, political and market conditions

The securities business generally is, by its nature, volatile. It is directly affected by numerous national and international factors that are beyond the Company’s control, including:

•	economic, political and market conditions

•	the availability of short-term and long-term funding and capital

•	the level and volatility of interest rates

•	legislative and regulatory changes

•	currency values and inflation

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

Specifically, the Company’s revenues may decrease due to a decline in market volume, prices or liquidity. Declines in the volume of securities and commodities transactions and in market liquidity generally result in lower revenues from market-making activities. Lower price levels of securities and commodities also may result in reduced trading activity and reduce the Company’s revenues from market-making transactions. Lower price levels also can result in losses from declines in the market value of securities and commodities held in inventory. Sudden sharp declines in market values of securities and commodities can result in:

•	illiquid markets

•	declines in the market values of securities and commodities held in inventory

•	the failure of buyers and sellers of securities and commodities to fulfill their settlement obligations

•	increases in claims and litigation

Any decline in market volume, price or liquidity could have a material adverse effect on the Company’s business, financial condition and operating results.

Unexpected losses from market-making and trading activities

The Company conducts its market-making and trading activities predominantly as a principal, which subjects its capital to significant risks. These activities involve the purchase, sale or short sale for the Company’s own account of financial instruments, including equity and debt securities, commodities and foreign currencies. These activities are subject to a number of risks, including risks of price fluctuations and rapid changes in the liquidity of markets.

These risks may limit the Company’s ability either to resell financial instruments it purchased or to repurchase instruments it sold in these transactions. In addition, the Company may experience difficulty borrowing financial instruments to make delivery to purchasers to whom it sold short, or lenders from whom it has borrowed. From time to time, the Company has large position concentrations in securities of a single issuer or issuers in specific countries and markets. This concentration could result in higher trading losses than would occur if the Company’s positions and activities were less concentrated.

The success of the Company’s market-making activities primarily depends on:

•	the price volatility of specific securities

•	the Company’s ability to attract order flow

•	the skill of the Company’s personnel

•	the availability of capital

•	general market conditions

To attract market-making and trading business, the Company must be competitive in:

•	providing enhanced liquidity to the Company’s customers

•	the efficiency of the Company’s order execution

•	the sophistication of the Company’s trading technology

•	the quality of the Company’s customer service

In the Company’s role as a market-maker and trader, the Company attempts to derive a profit from the difference between the prices at which it buys and sells financial instruments. However, competitive forces often require the Company to:

•	match the quotes other market-makers display

•	hold varying amounts of securities in inventory

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

Unexpected losses due to counterparty failures and credit concentration risks associated with our clearing broker and custodians

As a market-maker of OTC and listed securities, the majority of the Company’s securities transactions are conducted as principal with broker-dealer counterparties located in the United States. The Company clears its securities transactions through an unaffiliated clearing broker. Substantially all of the Company’s equity and debt securities are held by this clearing broker. The Company’s clearing broker has the right to charge the Company for losses that result from a counterparty’s failure to fulfill its contractual obligations.

The Company is responsible for self-clearing its foreign exchange and some of its commodities activities and in addition takes principal risk to counterparties in these activities. All of the Company’s receipts or deliveries of metals or other commodities and the settlement of exchange traded options are effected through clearing institutions. Any metals or other physical commodities positions are held by third party custodians.

The Company’s policy is to monitor the credit standing of the counterparties with which it conducts business. Nevertheless, one or more of these counterparties may default on their obligations. If any do, the Company’s business, financial condition and operating results could be materially adversely affected.

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

Loss of key personnel

From time to time, other companies in the financial services industry have experienced losses of sales and trading professionals. The level of competition to attract these professionals is intense. As a result, the Company may lose professionals due to increased competition or other factors in the future. The loss of a sales and trading professional, particularly a senior professional with broad industry expertise, could have a material adverse affect on the Company’s business, financial condition and operating results.

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

A number of the Company’s competitors have significantly greater financial, technical, marketing and other resources than the Company has. Some of them may:

•	offer alternative forms of financial intermediation as a result of technological changes and greater availability of information

•	offer a wider range of services and products than the Company offers

•	have greater name recognition

•	have more extensive customer bases

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

Regulatory changes

The securities industry is subject to extensive regulation under both federal and state laws. In addition, the SEC, the NASD, other self-regulatory organizations, commonly referred to as SROs, and state securities commissions require strict compliance with their respective rules and regulations. These regulatory bodies are responsible for safeguarding the integrity of the securities markets and protecting the interests of participants in those markets. As a securities broker/dealer, the Company is subject to regulation concerning certain aspects of its business, including:

•	trade practices

•	capital structure

•	record retention

•	the conduct of the Company’s directors, officers and employees

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

Environmental risk factor

The Company’s base metals trading business, active since October 2005, may be subject to potential claims under certain federal, state and foreign environmental laws. It involves the purchase and sale of base metals such as lead and other potentially hazardous materials. As part of this business, the Company engages third parties located both in the United States and other countries to acquire, store, transport and recycle used automotive and industrial batteries (“batteries”) on behalf of the Company. In the event that these third parties fail to comply with federal, state or foreign environmental laws in handling or disposing of these batteries and other hazardous substances used in or arising from the recycling of these batteries, the Company may be exposed to claims for the cost of remediating sites impacted by such improper handling and disposal, as well as other related costs. The Company seeks to mitigate this risk by dealing with third parties whom the Company believes are in compliance with applicable laws and which have established reputations in the industry.

Dependence on technology and communications systems

The Company’s market-making and trading activities depend on the integrity and performance of the computer and communications systems supporting them. Extraordinary trading volumes or other events could cause the Company’s computer systems to operate at an unacceptably low speed or even fail. Any significant degradation or failure of the Company’s computer systems or any other systems in the trading process could cause customers to suffer delays in trading. These delays could cause substantial losses for customers and could subject the Company to claims from customers for losses. It is possible that the Company’s network protections may not work properly. The Company’s systems may also fail as a result of:

•	a tornado, hurricane, fire or other natural disasters

•	power or telecommunications failure

•	acts of God

•	computer hacking activities

•	terrorism

•	war

Any computer or communications system failure or decrease in computer systems performance that causes interruptions in the Company’s operations could have a material adverse effect on its business, financial condition and operating results.

Dependence on a limited group of customers

Based on management’s assessment of the Company’s business, the Company believes that a small number of its customers account for a significant portion of the Company’s revenues in each of its businesses. The Company is unable to measure the level of this concentration because the Company’s dealing activities do not permit the Company to quantify revenues generated by each customer. The Company expects a significant portion of the future demand for each of its market-making and trading services to remain concentrated within a limited number of customers. None of these customers are obligated contractually to use the Company’s market-making or trading services. Accordingly, these customers may direct their trading activities to other market-makers or traders at any time. The loss of or a significant reduction in demand for the Company’s services from any of these customers could have a material adverse effect on the Company’s business, financial condition and operating results.

Risk Management

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

Employees

At September 30, 2005, the Company had 67 employees. Seven of these employees had managerial responsibilities, 37 were traders and 23 had administrative and operational duties, in such areas as accounting, operations, compliance and technology.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases approximately 5,100 square feet of office space in Altamonte Springs, Florida. This lease commenced on February 1, 2002 and expires on July 31, 2009. The Company leases approximately 5,300 square feet of office space in New York, New York. This lease commenced on December 13, 2002, and expires on September 30, 2009. The Company leases approximately 1,500 square feet of office space in London. This lease commenced on October 1, 2003 and expires on January 31, 2006. The London office space is shared with the previous owners of the foreign exchange business under a shared cost apportionment arrangement. The Company signed a new lease for approximately 3,900 square feet of office space in London on November 24, 2005. Occupation of the new premises will be in January 2006. The lease expires on December 20, 2012. During the 2004 fiscal year the Company leased approximately 310 square feet of office space in Miami, Florida. This lease commenced on December 18, 2002, and expired on January 31, 2004.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not currently a party to any material legal proceedings. In light of the nature of the Company’s activities, it is possible that the Company may be involved in material litigation in the future, and such litigation could have a material adverse impact on the Company and its financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Principal Trading Market

The Company’s common stock trades on the NASDAQ SmallCap Market under the symbol “IAAC.”

Sales Prices

The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock as reported by NASDAQ. These prices do not include retail mark-ups, mark-downs, or commissions and represent prices between dealers and not necessarily actual transactions.

	High	Low
Fiscal Year 2004

First Quarter (Oct. 2003 – Dec. 2003)	$6.88	$2.59
Second Quarter (Jan. 2004 – Mar. 2004)	12.20	5.02
Third Quarter (Apr. 2004 – Jun. 2004)	10.00	5.95
Fourth Quarter (Jul. 2004 – Sept. 2004)	10.10	6.94

Fiscal Year 2005

First Quarter (Oct. 2004 – Dec. 2004)	$8.20	$7.11
Second Quarter (Jan. 2005 – Mar. 2005)	9.99	7.35
Third Quarter (Apr. 2005 – Jun. 2005)	8.10	6.10
Fourth Quarter (Jul. 2005 – Sept. 2005)	8.50	6.06

Dividends

The Company has never declared any cash dividends on its common stock, and does not currently have any plans to pay dividends on its common stock. The payment of cash dividends in the future is subject to the discretion of the Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors.

Holders

As of September 30, 2005, there were approximately 123 shareholders of record of the Company’s common stock, according to the records maintained by the Company’s transfer agent. As of September 30, 2005, the Company estimates that there were approximately 750 beneficial owners of the Company’s common stock.

Equity Compensation Plan Information

The following table presents information regarding the Company’s equity compensation plans at September 30, 2005:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders
- Stock Option Plan	1,008,516 shares	$3.21	266,768 shares
- Warrants (1)	200,000 shares	$6.00

Total	1,208,516 shares	3.67	266,768 shares

(1)	On March 12, 2004, the Company issued $12,000,000 in principal amount of the Company’s 7% convertible subordinated notes. As part of the underwriting agreement the placement agent received warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $6.00 per share. These warrants expire after three years, in March 2007. In certain circumstances, the Company can force exercise of these warrants.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Company’s activities have changed significantly over the past three fiscal years due to the following developments.

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

• In the third quarter of fiscal 2004, the Company and an unrelated third party formed INTL Consilium, an asset management firm. The Company received a 50.1% interest in INTL Consilium in exchange for a $500,000 capital contribution.

• In the fourth quarter of fiscal 2004, the Company acquired INTL Global Currencies, a specialist foreign exchange trading business, based in London.

• In the fourth quarter of fiscal 2004, the Company exercised its right to convert the outstanding 7% subordinated notes into 2,086,923 shares of the Company’s common stock.

• In the third quarter of fiscal 2005 the Company expanded its debt capital markets team in London and Florida, introducing structuring and additional origination and distribution capabilities.

• In the fourth quarter of fiscal 2005 the Company recruited a base metals trading team whose initial focus will be on physical lead trading, commencing in October 2005.

The Company believes that it has made significant progress in its effort to build a diversified financial services firm focusing on niche markets. The Company has successfully acquired or established businesses in key product areas and geographic locations.

The foreign exchange business acquired through INTL Global Currencies was fully integrated during fiscal 2005 and performed significantly better than anticipated, as the scope of its activities and customer relationships expanded. In the fourth quarter of fiscal 2005 the Company expanded its capabilities in debt capital markets, by recruiting a team based in London and Florida that has substantial experience in debt origination, structuring and distribution. In the fourth quarter of fiscal 2005 the Company also recruited a team with substantial experience in base metals trading. This business commenced in October 2005. It will focus initially on physical lead trading but will thereafter seek out other base metals opportunities.

In fiscal 2004, 76% of the Company’s revenues were generated by international equity market-making. However, the acquisition in July 2004 of INTL Global Currencies and growth in other areas have helped the Company to have a more balanced and diversified revenue stream. In fiscal 2005, 46% of the Company’s revenues were generated by international equity market-making and 40% by foreign exchange/commodities trading. The Company believes that it is now less vulnerable to cycles in individual product areas and that its strategy of linking expenses to revenues also helps to lessen the negative impact of adverse market conditions which occur periodically in international securities and financial markets.

The Company’s activities are currently divided into international equities market-making, international debt capital markets, foreign exchange/commodities trading and asset management. In fiscal 2006, the commodities trading business will be reported as a separate segment. The Company is focused on increasing revenue and market share for each of its established business activities. The Company anticipates a greater rate of growth in the debt capital markets, commodities trading, and asset management businesses than in the Company’s other business activities, given the lower base from which they are developing.

Fiscal Year 2005 Compared to Fiscal Year 2004

The following table reflects the principal components of the Company’s revenue as a percentage of total revenue for fiscal year 2005 and fiscal year 2004.

	Fiscal Year Revenue 2005	Percentage of Total Revenue 2005	Fiscal Year Revenue 2004	Percentage of Total Revenue 2004	Percentage Change in Revenue 2004-2005

Trading revenue (Net dealer inventory and investment gains)	$24,851,000	95%	$21,407,000	97%	16%
Commissions	513,000	2%	904,000	4%	-43%
Interest income	636,000	2%	167,000	Less than 1%	280%
Dividend expense, net	(89,000)	Less than -1%	(400,000)	-2%	78%
Equity in income (loss) from asset management joint venture	217,000	Less than 1%	(41,000)	Less than -1%	n.m.
Other	12,000	Less than 1%	1,000	n.m.	n.m.

Total revenue	$26,140,000	100%	$22,038,000	100%	19%

n.m. = not meaningful

The following table reflects the sources of the Company’s revenues as a percentage of the Company’s total revenue for fiscal year 2005 and fiscal year 2004.

	Fiscal Year Revenue 2005	Percentage of Total Revenue 2005	Fiscal Year Revenue 2004	Percentage of Total Revenue 2004	Percentage Change in Revenue 2004-2005
Equity market making	$12,052,000	46%	$16,709,000	76%	-28%
Debt capital markets	2,414,000	9%	2,622,000	12%	-8%
Foreign exchange/ commodities	10,526,000	40%	2,560,000	12%	311%
Other	1,148,000	5%	147,000	n.m.	681%

Total Revenue	$26,140,000	100%	$22,038,000	100%	19%

The following table reflects the net contribution of the Company’s principal business activities for fiscal year 2005 and fiscal year 2004. Net contribution consist of revenues from each business activity, less direct clearing and clearing related charges and variable trader compensation.

	Fiscal Year Net Contribution	Percentage of Total Net Contribution	Fiscal Year Net Contribution	Percentage of Total Net Contribution	Percentage Change in Net Contributions
	2005	2005	2004	2004	2004-2005
Equity market making	$5,450,000	36%	$8,737,000	69%	-38%
Debt capital markets	1,654,000	11%	1,910,000	15%	-13%
Foreign exchange/ commodities	8,035,000	53%	1,981,000	16%	306%

Total net Contribution	$15,139,000	100%	$12,628,000	100%	20%

The following table reflects the principal components of the Company’s non-interest expenses as a percentage of the Company’s total expenses in fiscal year 2005 and fiscal year 2004.
	Fiscal Year	Percentage of Total	Fiscal Year	Percentage of Total	Percentage Change in Expense
	2005	2005	2004	2004	2004-2005
Compensation and benefits	$10,483,000	51%	$8,490,000	50%	23%
Clearing and related expenses	6,168,000	30%	5,990,000	36%	3%
Occupancy and equipment rental	803,000	4%	513,000	3%	57%
Professional fees	558,000	3%	419,000	2%	33%
Depreciation and amortization	320,000	1%	186,000	1%	72%
Business development	765,000	4%	472,000	3%	62%
Insurance	701,000	3%	362,000	2%	93%
Other expenses	887,000	4%	512,000	3%	73%

Total non-interest expenses	$20,685,000	100%	$16,944,000	100%	22%

The following table shows the Company’s earnings before interest, income taxes, depreciation, amortization and minority interest (‘EBITDA’), together with a reconciliation of EBITDA to net income (loss), for the fiscal years 2002 through 2005.

EBITDA, a financial measure that is not recognized by generally accepted accounting principles in the United States of America (‘GAAP’), should not be construed as earnings before income taxes, net earnings or cash from operating activities as determined by GAAP. The Company defines EBITDA as net income before (i) interest income; (ii) interest expense; (iii) income taxes; (iv) depreciation and amortization; and (v) minority shareholder. Other companies may calculate EBITDA differently than the Company does.

EBITDA should not be considered as alternatives to cash flow from operating activities or as alternatives to net income or as indicators of the Company’s operating performance or any other measures of performance derived in accordance with GAAP. The Company has included these non-GAAP financial measures because it believes that it permits investors to make a more meaningful comparison of performance between periods presented. In addition, the Company’s covenants contained in the loan agreements with certain of its lenders require certain debt to EBITDA ratios be maintained, thus EBITDA are used by management and the Company’s lenders in evaluating the Company’s performance.

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	2005	2004	2003	2002
EBITDA	$5,139,000	$5,113,000	$1,808,000	$89,000
Interest income	636,000	167,000	53,000	16,000
Interest expense	(1,335,000)	(3,214,000)	(44,000)	(2,000)
Depreciation and amortization	(320,000)	(186,000)	(362,000)	(377,000)
Income tax	(1,484,000)	(1,998,000)	(203,000)	3,000
Minority shareholders	(22,000)	—	—	—

Net income	$2,614,000	$(118,000)	$1,252,000	$(271,000)

Net Income (Loss)

The Company earned net income of $2,614,000 in 2005, or earnings of $0.33 cents per diluted share, compared to the net loss of $118,000 reported in 2004, which equates to a loss of $0.02 per diluted share.

During fiscal 2005 the Company concluded that it had not accounted in fiscal 2004 for a beneficial conversion feature in the subordinated notes that were issued in March 2004 and converted into equity in August 2004. In May 2005 the Company restated its financial statements for fiscal 2004 to account for the beneficial conversion feature, a related tax item and a minor lease adjustment. As a result of the restatement, previously reported net income for 2004 was reduced from $2,525,000 to a loss of $118,000, principally as a result of an additional charge to interest of $2,483,000, and stockholders’ equity was reduced by $176,000. The table below shows a reconciliation between net income for fiscal 2004 as originally reported and net income as reported after the restatement.

Fiscal year
2004
Net income as previously reported	$2,525,000
Lease accounting adjustment	$(10,000)
Income tax adjustment	$(150,000)

Net income before accounting for beneficial conversion feature	2,365,000
Beneficial conversion feature amortization adjustment	(2,483,000)

Net income (loss) as restated	(118,000)

All amounts shown in this Form 10-KSB that relate to fiscal 2004 take into account the effects of the restatement. Full details of the restatement may be found in note 2 to the Company’s Consolidated Financial Statements included in this Form 10-KSB.

Total Revenue

The Company’s total revenue increased 19% to $26,140,000 in 2005 from $22,038,000 in 2004.

International Equity Marketing-Making - Revenue declined from $16,709,000 in 2004 to $12,052,000 in 2005. After a very strong first half-year in 2004, revenues declined over the remainder of the year, reaching a low-point in the first quarter of fiscal 2005. There has been a gradual increase since then, with the highest quarterly revenue of $3,434,000 occurring in the fourth quarter of 2005. This amount equals the revenue earned in the fourth quarter of 2004, the lowest quarter of that year. While trading volumes have increased in 2005, spreads have contracted. Equity market-making revenue includes the trading profits earned by the Company before the related expense deduction for ADR conversion fees. These ADR fees are included in the statement of operations as clearing and related expenses. Equity market-making revenue decreased from 76% of total revenue in 2004 to 46% of total revenue in 2005.

International Debt Capital Markets – Revenue declined from $2,622,000 in 2004 to $2,414,000 in 2005. This was due mainly to a decrease in market volatility, leading to fewer opportunities for profitable trades, and a decrease in the number of market participants and trading volumes as rising interest rates in the United States resulted in tighter spreads and decreased issuer and client activity. Debt capital markets revenue fell from 12% of total revenue in 2004 to 9% in 2005.

Foreign Exchange/Commodities Trading - Revenue in this segment increased from $2,560,000 in 2004 to $10,526,000 in 2005. The Company expanded its foreign exchange trading activities through the acquisition of INTL Global Currencies in the fourth quarter of 2004. The increase in revenue reflects the inclusion of four quarters of foreign exchange trading revenue from this acquisition in 2005, compared with only one quarter in 2004. The acquired business performed significantly better than expected as the scope of its activities and customer relationships expanded.

Commodities revenue also increased significantly, with 2005 revenue 148% higher than 2004 revenue. This increase was due to the addition of new customers in 2005, as well as increased customer activity in 2005 caused by higher bullion prices and increased market volatility. The Company expanded into platinum group metals during 2005, which added a new source of revenues.

Foreign exchange/commodities revenue increased from 12% of total revenue in 2004 to 40% in 2005.

Net Contribution

The net contribution of all the Company’s business segments increased from $12,628,000 for 2004 to $15,139,000 for 2005, or 20%. Net contribution consists of revenues, less direct clearing and clearing related charges and variable trader compensation, as more fully described below. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources.

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

The net contribution of the equity trading business decreased from $8,737,000 in 2004 to $5,450,000 in 2005, a decrease of 38%.

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

The net contribution of the debt trading business decreased from $1,910,000 in 2004 to $1,654,000 in 2005, a decrease of 13%.

Foreign exchange/Commodities trading – For this business activity, net contribution is calculated as total revenues less bank charges and variable trader compensation. Variable trader compensation represents compensation paid to the Company’s traders on the basis of a fixed percentage of revenues, less bank charges, bank interest, base salaries and a fixed overhead allocation.

The net contribution of the foreign exchange/commodities trading segment increased from $1,981,000 in 2004 to $8,035,000 in 2005, an increase of 306%. The Company acquired INTL Global Currencies at the beginning of the fourth quarter of 2004, so that this result reflects four quarters of INTL Global Currencies’ activity in 2005 compared with only one quarter of activity in 2004.

Trading Revenue (Net Dealer Inventory and Investment Gains)

The Company generated trading revenue of $24,851,000 in 2005, compared to $21,407,000 for 2004. The 25% decrease in income from equity and debt securities trading was more than offset by the 311% increase in income from foreign exchange and commodities trading. Trading revenue decreased from 97% of total revenue in 2004 to 95% in 2005.

Commission Revenue

The Company generated commission revenue of $513,000 in 2005, compared to $904,000 in 2004, due to the decline in wholesale brokerage activities. Commission revenue fell from 4% of total revenue in 2004 to 2% in 2005 reflecting growth in market-making rather than wholesale brokerage.

Interest Income

The Company’s interest income was $636,000 in 2005, compared to $167,000 in 2004. Substantially all of the interest income represented amounts paid by the Company’s clearing organization on cash balances arising from financial instruments sold, not yet purchased due to increased ADR conversion activities. Offsetting interest expense arising from debit balances with the Company’s clearing firm is separately reported under interest expense.

Dividend Expense, net

The Company’s net dividend expense in 2005 was $89,000 compared to net dividend expense of $400,000 in 2004. Dividend income or expense is generated when the Company holds long or short equity positions over a dividend declaration date.

Equity in Income or Loss from Asset Management Joint Venture

The Company recognized income of $217,000 in 2005, compared with a loss of $41,000 in 2004 on the asset management joint venture formed during the third quarter of 2004. The loss in 2004 reflects the startup costs associated with the joint venture. Assets under management grew from over $55 million at the end of fiscal 2004 to over $117 million at the end of fiscal 2005.

Interest Expense

The Company’s interest expense was $1,335,000 for 2005, compared to $3,214,000 in 2004. The main components of interest expense in 2005 were $460,000 paid to banks (compared to $95,000 in 2004) and $796,000 paid to the Company’s clearing organization for securities debit balances (compared to $174,000 in 2004). In 2004, the Company also had $378,000 in interest expense with respect to the $12.0 million in convertible notes issued by the Company in March 2004 arising from the stated interest rate of 7.0% per annum and $2,483,000 in additional interest expense representing the amortization of debt discount related to the beneficial conversion feature embedded in the Company’s convertible notes. In March 2004, the Company issued $12.0 million in convertible notes with a conversion price of $5.75 per share. The conversion price was less than the market price of the Company’s common stock on the date the conversion features became effective. As a result, the Company recognized the value of this beneficial conversion feature, or $2,483,000, as debt discount. This amount was first amortized over the life of the notes and then written off in August 2004 when the convertible notes were converted into common stock, with these amounts being charged to interest expense. The write off of the debt discount did not have any cash effect.

Total Non-Interest Expenses

The Company’s total non-interest expenses increased by approximately 22% to $20,685,000 in 2005, compared to $16,944,000 in 2004. This increase was directly attributable to the acquisition of INTL Global Currencies and expansion of the Company’s business, which resulted in higher personnel, clearing and business development costs.

Compensation and Benefits

The Company’s compensation and benefit expense increased 23% from $8,490,000 in 2004 to $10,483,000 in 2005. The increase was a result of both higher staff levels and higher performance based compensation due to increased revenues and profitability. The average number of employees during the first three quarters of 2004 was approximately 33 (17 producers), rising to 53 (30 producers) by the end of fiscal 2004, and reaching 67 (37 producers) by the end of fiscal 2005.

Clearing and related expenses

Clearing and related expenses increased 3% from $5,990,000 for 2004 to $6,168,000 for 2005, together with a slight increase in trading volumes. The composition of these expenses changed, following changes in the composition of the equity trading activities. Foreign settlement fees increased from $749,000 to $1,414,000. Total ADR fees decreased from $3,155,000 in 2004 to $2,023,000 in 2005. There were several large equity trading transactions in the first quarter of 2004 that led to unusually high ADR fees, which were not repeated in 2005.

Occupancy and Equipment Rental

Occupancy and equipment rental expense increased 56% from $513,000 in 2004 to $803,000 in 2005. This increase in rent expense is primarily due to increased office rental following the acquisition of INTL Global Currencies in London and the lease of additional space in New York. The Company also had additional expense for equipment rental, primarily information services, required for the Company’s additional employees.

Professional Fees

Professional fees principally consist of legal, taxation and accounting fees. These fees increased 33% from $419,000 in 2004 to $558,000 in 2005 due mainly to legal fees associated with the Company’s restatement, higher audit fees and fees associated with the application to open a London branch office of the Company’s broker-dealer subsidiary, INTL Trading.

Depreciation and Amortization

Depreciation and amortization increased 72% from $186,000 in 2004 to $320,000 in 2005. This is largely a result of the amortization of intangible assets arising from the acquisition of INTL Global Currencies and depreciation on its fixed assets; and increased depreciation expense arising from the purchase of fixed assets for the Company’s New York and Florida offices.

Business Development Expense

Business development expense increased 62% from $472,000 in 2004 to $765,000 in 2005. This increase relates to expanded marketing efforts to further develop the Company’s new and expanded activities, particularly in INTL Global Currencies.

Insurance Expense

Insurance expense increased 93% from $362,000 in 2004 to $701,000 in 2005. The increase was primarily due to increases in the cost of health insurance caused by higher staff levels and increased cost per employee. The growth in the number of employees may be seen in the discussion under ‘Compensation and Benefits’ above. There was also additional property insurance cost associated with the acquisition of INTL Global Currencies.

Other Operating Expenses

Other operating expenses increased from $512,000 in 2004 to $887,000 in 2005. The increase was primarily related to expenses arising from the Company’s growth, including the acquisition of INTL Global Currencies in the fourth quarter of 2004. The main contributors to the increase were value added tax in the United Kingdom and other taxes, and additional telephone costs.

Tax Expense

The Company recognized income tax expense of $1,484,000 in 2005 compared with $1,998,000 in 2004. Expressed as a percentage of pretax income, the average rate of income tax expense for 2005 is 36%. This is not comparable with 2004 because of the effects of the restatement. The difference between the Company’s taxable income in 2004 and its reported net loss of $118,000 arose because the Company fully amortized $2,483,000 in debt discount relating to the issuance and subsequent conversion of the Company’s convertible notes in 2004. The amortization of the debt discount was not deductible for tax purposes. Coupon interest of $378,000 paid to note-holders during the year was also treated as not deductible for tax accrual purposes. The Company has fully utilized its federal net operating loss carryforwards and partially utilized the Company’s state net operating loss carryforwards, due to continued ongoing profitability. The net deferred tax asset as of September 30, 2005 was $82,000 and relates to various timing differences and state operating loss carryforwards, compared to $363,000 as of September 30, 2004.

Net Income (Loss)

As a result of the factors described above, the Company reported a net income of $2,614,000 in 2005, which equates to earnings of $0.33 per diluted share, compared to a net loss of $118,000 in 2004, a loss of $0.02 per diluted share. While the decline in the Company’s equity market-making and debt trading activities that began in the second half of 2004 continued into 2005, this decline was more than offset by growth in the Company’s foreign exchange/commodities trading businesses. The Company primarily achieved this growth through the acquisition of INTL Global Currencies in the fourth quarter of 2004. The Company’s net loss in 2004 of $118,000 was principally attributable to the Company’s write off of $2,483,000 in debt discount arising from the conversion of the convertible notes issued by the Company in March 2004. The Company recorded the debt discount on the date the conversion feature of the notes became effective because the conversion price of the notes was less than the fair value of the Company’s common stock. Net income in 2004, before accounting for this non-cash item, was $2,365,000, as shown in the table below.

Fiscal year
2004
Net income as previously reported	$2,525,000
Lease accounting adjustment	$(10,000)
Income tax adjustment	$(150,000)

Net income before accounting for beneficial conversion feature	2,365,000
Beneficial conversion feature amortization adjustment	(2,483,000)

Net income (loss) as restated	(118,000)

Liquidity and Capital Resources

A substantial portion of the Company’s assets are liquid. The majority of the assets consist of inventories of financial instruments, which fluctuate depending on the level of customer business. At September 30, 2005, approximately 75% of the Company’s assets consisted of cash, cash equivalents, and receivables from brokers, dealers and clearing organization, customer receivables and marketable financial instruments. All assets are financed by the Company’s equity capital, short-term borrowings from financial instruments sold, not yet purchased, demand loans payable and other payables.

The Company’s ability to receive distributions from INTL Trading, the Company’s broker-dealer subsidiary, is restricted by regulations of the SEC and the NASD. The Company’s right to receive distributions from its subsidiaries is also subject to the rights of the subsidiaries’ creditors, including customers of INTL Trading. It is the Company’s intention to reinvest the undistributed earnings of INTL Global Currencies, amounting to approximately $2,060,000 at September 30, 2005, in the United Kingdom.

INTL Trading is subject to the net capital requirements of the SEC and the NASD relating to liquidity and net capital levels. At September 30, 2005, INTL Trading had regulatory net capital of $4,521,000, which was $3,521,000 in excess of its minimum net capital requirement on that date. INTL Trading’s net capital at September 30, 2005 included two subordinated loans made by the Company to INTL Trading. A loan for $500,000 was made on January 31, 2003, has a scheduled repayment date of February 28, 2006, and an interest rate of 3%. A second loan for $2,500,000 was made on June 5, 2004, has a scheduled repayment date of June 30, 2006, and an interest rate of 3%. INTL Trading is not obligated to repay the loans at scheduled maturity if repayment would cause INTL Trading to violate its net capital requirements. If this occurs, INTL Trading’s obligation to repay the loan is deferred until these requirements can be satisfied. These inter-company loans, and the related interest income and income expense, have been eliminated from the consolidated balance sheet and statements of operations of the Company as of September 30, 2005.

The Company’s assets and liabilities may vary significantly from period to period because of changes relating to customer needs and economic and market conditions. The Company’s total assets at September 30, 2005 and September 30, 2004, were $147,019,000 and $67,692,000, respectively. The Company’s operating activities generate or utilize cash resulting from net income or loss earned during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity and changes in the inventory of financial instruments.

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

In March 2004, the Company completed a private placement of $12,000,000 of 7% convertible notes. These notes were converted to 2,086,923 shares of common shares in August, 2004.

In July 2004 the Company completed the acquisition of the foreign exchange business of Global Currencies Limited. The acquisition agreement required the Company to make certain earn-out payments to the sellers. The first earn-out installment of $1,562,158 was paid in August 2005. The second earn-out installment of $400,000 was paid in November, 2005. Five additional minimum payments of $390,540 each are due on or by March 1, 2006, May 30, 2006, August 29, 2006, November 29, 2006 and March 1, 2007. These quarterly payments have a maximum ceiling of $400,000. Further payments may be due, calculated at 10% of revenues exceeding $10,000,000 in the annual period ending June 30, 2006, and 10% of revenue exceeding $5,000,000 in the six month period ending December 31, 2006. The Company anticipates that the future earn-out payments will be funded from working capital.

Recent Trends

As discussed above, the Company’s business during 2005 was affected by tighter spreads in the equity market-making and debt trading businesses; and substantial growth in the foreign exchange/commodities trading businesses stemming from a wider range of activities and expanding customer relationships. Although these factors affected the Company’s results in 2005, the Company is uncertain whether these factors will continue to impact the Company’s business in the future.

Cash Flows

The Company’s cash and cash equivalents decreased from $21,084,000 at September 30, 2004 to $20,242,000 at September 30, 2005.

The major sources of cash were:

•	$2,400,000 from demand bank loans payable

•	$2,748,000 from net income of $2,614,000, adjusted upwards by $134,000 for non-cash items

•	$612,000 from net decrease in the Company’s financial instruments position (financial instruments owned, foreign currency sold, not yet purchased and financial instruments sold, not yet purchased)

•	$1,081,000 from net increase in accounts payable, accrued expenses, income taxes payable and other liabilities

•	$693,000 from the exercise of stock options

The major uses of cash were:

•	$6,406,000 from net broker and customer payables and receivables

•	$1,562,000 net payment related to the Global Currencies acquisition

•	$303,000 purchases of fixed assets and leasehold improvements

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

Off Balance Sheet Arrangements

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and from its market making and proprietary trading in the foreign exchange and commodities trading business. In addition, the Company has sold financial instruments that it does not currently own and will therefore be obligated to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements at September 30, 2005 at fair value of the related financial instruments (totaling $92,016,000). The Company will incur losses if the fair value of the financial instruments increases subsequent to September 30, 2005. The total of $92,016,000 includes a liability of $3,182,000 for options and futures contracts, based on their market value as of September 30, 2005.

Listed below is the market value of trading-related derivatives as of September 30, 2005 and September 30, 2004. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	September 30, 2005	September 30, 2005	September 30, 2004	September 30, 2004
	Assets	Liabilities	Assets	Liabilities
Interest Rate Derivatives	$30,000	$—	$—	$1,000
Foreign Exchange Derivates	$17,000	$—	$49,000	$3,000
Commodity Price Derivatives	$3,291,000	$3,182,000	$1,713,000	$1,516,000

Total	$3,338,000	$3,182,000	$1,762,000	$1,520,000

Options and futures contracts held by the Company result from market-making and proprietary trading activities in the Company’s foreign exchange/commodities trading business segment. The Company assists its customers in its commodities business to protect the value of their future production (precious or base metals) by selling them put options on an OTC basis. The Company also provides its commodities customers with sophisticated option products, including combinations of buying and selling puts and calls. The Company mitigates its risk by effecting offsetting OTC options with market counterparties or through the purchase or sale of commodities futures traded through the COMEX division of the New York Mercantile Exchange. The risk mitigation of offsetting options is not within the documented hedging designation requirements of FAS 133.

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

Quantitative and Qualitative Disclosures about Market Risk

The Company conducts its market-making and trading activities predominantly as a principal, which subjects its capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility and changes in liquidity, over which the Company has virtually no control. The Company’s exposure to market risk varies in accordance with the volume of customer-driven market-making transactions, the size of the proprietary positions and the volatility of the financial instruments traded.

We seek to mitigate exposure to market risk by utilizing a variety of qualitative and quantitative techniques:

•	diversification of business activities and instruments

•	limitations on positions

•	allocation of capital and limits based on estimated weighted risks

•	daily monitoring of positions and mark-to-market profitability

The Company utilizes derivative products in a trading capacity as a dealer, to satisfy customer needs and mitigate risk. The Company manages risks from both derivatives and non-derivative cash instruments on a consolidated basis. The risks of derivatives should not be viewed in isolation, but in aggregate with the Company’s other trading activities.

Management believes that the volatility of revenues is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of daily revenue during fiscal year 2005.

In the Company’s securities market-making and trading activities, the Company maintains inventories of equity and debt securities. In the Company’s commodities market-making and trading activities, the Company’s positions include physical inventories, forwards, futures and options. The Company’s commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. The Company monitors the aggregate position for each commodity in equivalent physical ounces. The table below illustrates, for fiscal 2005, the Company’s average, greatest long, greatest short and minimum day-end positions by business segment. Due to integration issues related to the acquisition of INTL Global Currencies, this information is not available for the Company’s foreign exchange activities for the entire year of fiscal 2005.

Fiscal Year 2005 (amounts in $000’s)	Average	Greatest Long	Greatest Short	Minimum Exposure
Equity aggregate of long and short	$4,921	$7,000	n/a	$2,219
Equity net of long and short	$166	$3,270	$(2,332)	$3
Debt aggregate of long and short	$5,122	$8,527	n/a	$2,586
Debt net of long and short	$2,503	$6,374	$(1,059)	$5
Gold	$(23)	$754	$(2,440)	$0
Silver	$(2)	$223	$(511)	$0

ITEM 7. FINANCIAL STATEMENTS

The Company’s consolidated financial statements are set forth on pages F-1 through F-49.

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

The above restatements are described in more detail in Note 2 to the Company’s Consolidated Financial Statements included in this Form 10-KSB.

Controls over the application of accounting policies are within the scope of internal controls. As a result of these restatements, management concluded in May 2005 there were material weaknesses in the Company’s internal controls, as defined by the Public Company Accounting Oversight Board. The material weaknesses related to the issues described above have been remediated as a result of processes that have been implemented by the Company. In this connection, the Company has increased the size of its finance staff, expanded the scope of training for its finance staff, acquired additional resources regarding financial reporting and adopted policies regarding the review of complex financial transactions.

In connection with the filing of this Form 10-KSB, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.

Other then as noted above, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the fiscal year ended September 30, 2005.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Information with respect to this item will be contained in the Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

Information with respect to this item will be contained in the Proxy Statement for the 2006 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information with respect to this item will be contained in the Proxy Statement for the 2006 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item will be contained in the Proxy Statement for the 2006 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13. EXHIBITS

3.1	Certificate of Incorporation, as amended (incorporated by reference from Form 10-QSB, as filed with the SEC on May 17, 2004).

3.2	By-laws (incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 33-70334-A), filed with the SEC on February 2, 1994).

10.1	International Assets Holding Corporation Stock Option Plan (incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 33-70334-A), filed with the SEC on February 2, 1994).

10.2	Amendment dated December 28, 1995, to International Assets Holding Corporation Stock Option Plan (incorporated by reference from the Registration Statement on Form S-8 (No. 333-10727), filed with the SEC on August 23, 1996).

10.3	Amendment dated October 28, 1998, to International Assets Holding Corporation Stock Option Plan (incorporated by reference from Company’s Proxy Statement on Form 14A, filed with the SEC on January 15, 1999).

10.4	Amendment dated June 9, 2000, to International Assets Holding Corporation Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A, filed with the SEC on January 12, 2001).

10.5	Employment Agreement, entered into as of October 1, 2002, between the Company and Diego J. Veitia (incorporated by reference from the Company’s Form 10-KSB, as filed with the SEC on December 30, 2002).

10.6	Consulting Agreement, entered into as of September 1, 2002, between the Company and Veitia and Associates, Inc. (incorporated by reference from Form 10-KSB, as filed with the SEC on December 30, 2002).

10.7	Employment Agreement, dated October 22, 2002, by and between the Company, and Sean O’Connor (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.8	Employment Agreement, dated October 22, 2002, by and between the Company, and Scott Branch (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.9	Registration Rights Agreement, dated October 22, 2002, by and between the Company, and Sean O’Connor (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.10	First Amendment to Registration Rights Agreement, dated December 6, 2002, by and between the Company, and Sean O’Connor (incorporated by reference from Form 8-K, as filed with the SEC on December 10, 2002).

10.11	Registration Rights Agreement, dated October 22, 2002, by and between the Company, and Scott Branch (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.12	First Amendment to Registration Rights Agreement, dated December 6, 2002, by and between the Company, and Scott Branch (incorporated by reference from Form 8-K, as filed with the SEC on December 10, 2002).

10.13	Registration Rights Agreement, dated October 22, 2002, by and between the Company, and John Radziwill (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.14	First Amendment to Registration Rights Agreement, dated December 6, 2002, by and between the Company, and John Radziwill (incorporated by reference from Form 8-K, as filed with the SEC on December 10, 2002).

10.15	Clearing Agreement, effective November 23, 2005, by and between the Company and Broadcort, a division of Merrill Lynch, Pierce, Fenner & Smith, Inc. (incorporated by reference from Form 8-K, as filed with the SEC on December 6, 2005).

10.16	International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Schedule 14A, filed on January 14, 2003).

10.17	Amendment to International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A, filed with the SEC on February 11, 2004).

10.18	International Assets Holding Corporation Form of 7% Convertible Subordinated Note (incorporated by reference from the Company’s Form 8-K, filed with the SEC on March 4, 2004).

10.19	International Assets Holding Corporation Form of Warrant (incorporated by reference from the Company’s Form 10-QSB filed with the SEC for the quarter ended March 31, 2004).

10.20	Acquisition Agreement dated as of June 25, 2004, by and among International Assets Holding Corporation, Global Currencies Limited, and the shareholders of Global Currencies (Holdings) Limited (incorporated by reference from the Company’s Form 8-K, filed with the SEC on July 1, 2004).

10.21	Employment Agreement, dated October 11, 2004, by and between the Company and Jonathan C. Hinz (incorporated by reference from Form 8-K, as filed with the SEC on October 14, 2004).

10.22	Employment Agreement, effective December 1, 2004, by and between the Company and Brian T. Sephton (incorporated by reference from Form 8-K, as filed with the SEC on November 24, 2004).

10.23	Operating Agreement dated May 7, 2004, by and between the Company and Consilium Investment Capital, Inc. (incorporated by reference from Form 8-K, as filed with the SEC on May 10, 2004).

10.24	Lease agreement dated November 24, 2005, by and between the Company and Royal & Sun Alliance Insurance plc for the lease of office premises in London (incorporated by reference from Form 8-K, as filed with the SEC on December 1, 2005).

14.1	International Assets Holding Corporation Code of Ethics (incorporated by reference from the Company’s Form 10-KSB filed with the SEC for the fiscal year ended September 30, 2003).

21*	List of the Company’s subsidiaries.

23.1*	Consent of Rothstein, Kass & Company, P.C. to the incorporation by reference on Form S-8.

23.2*	Consent of Rothstein, Kass & Company, P.C. to the incorporation by reference on Form S-3.

23.3*	Consent of KPMG LLP to the incorporation by reference on Forms S-8 and S-3.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as part of this report.

Schedules and Exhibits Excluded

All schedules and exhibits not included are not applicable, not required or would contain information which is included in Consolidated Financial Statements, Summary of Significant Accounting Policies, or the Notes to the Consolidated Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item will be contained in the Proxy Statement for the 2006 Annual Meeting of Shareholders, which is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ASSETS HOLDING CORPORATION

By:	/s/ Sean M. O’Connor
Sean M. O’Connor,
Chief Executive Officer

Dated: December 21, 2005

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Diego J. Veitia	Director and Executive Chairman of the Board	December 21, 2005
Diego J. Veitia

/s/ Sean M. O’Connor	Director and Chief Executive Officer	December 21, 2005
Sean M. O’Connor

/s/ Scott J. Branch	Director and President	December 21, 2005
Scott J. Branch

/s/ Robert A. Miller	Director	December 21, 2005
Robert A. Miller

/s/ John Radziwill	Director	December 21, 2005
John Radziwill

/s/ Justin R. Wheeler	Director	December 21, 2005
Justin R. Wheeler

/s/ John M. Fowler	Director	December 21, 2005
John M. Fowler

/s/ Brian T. Sephton	Chief Financial Officer and Treasurer	December 21, 2005
Brian T. Sephton

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

International Assets Holding Corporation

We have audited the accompanying consolidated balance sheet of International Assets Holding Corporation, Inc. and subsidiaries (the “Company”) as of September 30, 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Rothstein, Kass & Company, P.C.

Roseland, New Jersey

November 18, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

International Assets Holding Corporation:

We have audited the accompanying consolidated balance sheet of International Assets Holding Corporation and subsidiaries as of September 30, 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Assets Holding Corporation and subsidiaries as of September 30, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 of the consolidated financial statements, the consolidated financial statements for the year ended September 30, 2004 have been restated.

KPMG LLP

Tampa, Florida

December 12, 2004, except as to Note 2, which is as of May 21, 2005

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2005 and 2004

	2005	2004
		as restated
Assets
Cash	$6,614,476	$3,523,604
Cash and cash equivalents deposited with brokers, dealers and clearing organization	13,627,410	17,560,863
Receivable from brokers, dealers and clearing organization	3,609,560	7,699,450
Receivable from customers	15,648,128	12,358,412
Financial instruments owned, at fair value	71,376,387	18,805,625
Trust certificates, at cost	24,539,348
Investment in asset management joint venture	676,660	459,075
Investment in INTL Consilium sponsored fund, at fair value	3,270,431	3,020,805
Deferred income tax asset, net	82,285	362,838
Fixed assets and leasehold improvements at cost, net of accumulated depreciation and amortization	563,995	465,023
Intangible assets, net of accumulated amortization of $116,667 at September 30, 2005	233,333	350,000
Goodwill	6,053,423	2,424,945
Other assets	723,716	661,641

Total assets	$147,019,152	$67,692,281

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$189,609	$343,657
Foreign currency sold, not yet purchased, at fair value	864,830	2,829,597
Financial instruments sold, not yet purchased, at fair value	92,015,989	12,310,543
Payable to banks under loans and overdrafts	12,847,382	10,447,417
Payable to brokers, dealers and clearing organization	3,507,332	9,272,857
Payable to customers	3,205,989	4,665,183
Accrued compensation and benefits	2,059,189	2,102,055
Accrued expenses	418,115	562,263
Income taxes payable	1,152,521	224,396
Deferred acquisition consideration payable	2,352,700	286,380
Other liabilities	333,592	74,692

Total liabilities	118,947,248	43,119,040

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 12,000,000 shares; issued and outstanding 7,425,936 shares at September 30, 2005 and 7,069,076 shares at September 30, 2004	74,259	70,691
Additional paid-in capital	28,050,077	27,168,617
Accumulated deficit	(52,432)	(2,666,067)

Total stockholders’ equity	28,071,904	24,573,241

Total liabilities and stockholders’ equity	$147,019,152	$67,692,281

See accompanying notes to consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended September 30, 2005 and 2004

	2005	2004
		as restated
Revenues:
Net dealer inventory and investment gains	$24,850,624	$21,407,230
Commissions, net	512,796	903,507
Interest income	635,965	167,305
Dividend expense, net	(89,017)	(400,090)
Equity in income (loss) from asset management joint venture	217,585	(40,925)
Other	12,078	702

Total revenues	26,140,031	22,037,729
Interest expense	1,335,461	3,214,148

Net revenues	24,804,570	18,823,581

Non-interest expenses:
Compensation and benefits	10,482,558	8,490,377
Clearing and related expenses	6,167,882	5,990,090
Occupancy and equipment rental	802,862	512,737
Professional fees	558,452	418,538
Depreciation and amortization	320,394	185,769
Business development	765,446	472,409
Insurance	700,607	362,253
Other	887,158	511,896

Total non-interest expenses	20,685,359	16,944,069

Income before income tax expense and minority interest	4,119,211	1,879,512

Income tax expense	1,483,897	1,997,719

Income (loss) before minority interest	2,635,314	(118,207)
Minority interest in income of consolidated entity	21,679

Net income (loss)	$2,613,635	$(118,207)

Earnings (loss) per share:
Basic	$0.36	$(0.02)

Diluted	$0.33	$(0.02)

Weighted average number of common shares outstanding:
Basic	7,303,065	5,090,304

Diluted	8,023,891	5,090,304

See accompanying notes to consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended September 30, 2005 and 2004

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock, at cost	Total stockholders’ equity
Balances at October 1, 2003, as previously reported	$—	$47,024	$11,783,124	$(2,531,820)	$—	$9,298,328
Effect of restatement (note 2)				(16,040)		(16,040)

Balances at October 1, 2003, as restated	—	47,024	11,783,124	(2,547,860)	—	9,282,288
Issuance of warrants for placement agent services			893,121			893,121
Recognition of beneficial conversion feature of convertible subordinated notes, as restated			2,483,478			2,483,478
Conversion of subordinated notes payable to common stock		20,869	10,166,855			10,187,724
Issuance of common stock in connection with acquisition of INTL Global Currencies		1,500	1,470,000			1,471,500
Exercise of incentive stock options		1,018	269,199			270,217
Exercise of nonqualified stock options		280	67,973			68,253
Nonqualified stock option expense for consultant			34,867			34,867
Net loss, as restated				(118,207)		(118,207)

Balances at September 30, 2004, as restated	—	70,691	27,168,617	(2,666,067)	—	24,573,241
Exercise of incentive stock options		2,809	518,114			520,923
Exercise of nonqualified stock options		809	208,061			208,870
Acquisition of common shares as payment for stock option exercises					(36,938)	(36,938)
Retirement of common shares as payment for stock option exercises		(50)	(36,888)		36,938	—
Income tax benefit from stock option exercises and dispositions			192,173			192,173
Net income			—	2,613,635		2,613,635

Balances at September 30, 2005	$—	$74,259	$28,050,077	$(52,432)	$—	$28,071,904

See accompanying notes to consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended September 30, 2005 and 2004

	2005	2004
		as restated
Cash flows from operating activities:
Net income (loss)	$2,613,635	$(118,207)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and loss on disposals	320,617	185,769
Amortization of beneficial conversion feature		2,483,478
Amortization of debt issuance costs		78,824
Deferred income taxes	280,553	(22,352)
Equity in (income) loss from asset management joint venture	(217,585)	40,925
Amortization of stock option expense for consultant		34,867
Unrealized investment gain from INTL Consilium Sponsored Fund	(249,626)	(20,805)
Changes in operating assets and liabilities:
Receivable from brokers, dealers and clearing organization	4,089,890	10,123,615
Receivable from customers	(3,270,976)	(8,450,764)
Financial instruments owned, at fair value	(52,570,762)	(12,660,726)
Other assets	(62,075)	125,870
Foreign currency sold, not yet purchased, at fair value	(1,964,767)	2,521,566
Financial instruments sold, not yet purchased, at fair value	55,147,358	6,115,394
Accounts payable	(154,048)	213,501
Payable to brokers, dealers and clearing organization	(5,765,525)	9,191,412
Payable to customers	(1,459,194)	(3,432,505)
Accrued compensation and benefits	(42,866)	924,207
Accrued expenses	(144,148)	264,684
Income taxes payable	1,120,298	191,233
Other liabilities	258,900	3,984

Net cash provided by (used in) operating activities	(2,070,321)	7,793,970

Cash flows from investing activities:
Investment in asset management joint venture		(500,000)
Investment in INTL Consilium Sponsored Fund		(3,000,000)
Payments related to acquisition of INTL Global Currencies	(1,562,158)	(4,594,440)
Purchase of fixed assets and leasehold improvements	(302,922)	(254,057)

Net cash used in investing activities	(1,865,080)	(8,348,497)

Cash flows from financing activities:
Issuance of convertible subordinated notes payable, net		11,002,021
Payable to banks under loans and overdrafts	2,399,965	3,231,931
Exercise of stock options	692,855	338,470

Net cash provided by financing activities	3,092,820	14,572,422

Net increase (decrease) in cash and cash equivalents	(842,581)	14,017,895
Cash and cash equivalents at beginning of year	21,084,467	7,066,572

Cash and cash equivalents at end of year	$20,241,886	$21,084,467

See accompanying notes to consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended September 30, 2005 and 2004

	2005	2004
		as restated
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,314,975	$651,846

Income taxes paid	$138,617	$1,840,315

Supplemental disclosure of noncash investing activities:
Assumption of trust certificates, at cost, net of partial releases, with related financial instruments sold, not yet purchased, at market value and receivable from customers	$24,539,348	$—

Estimated fair value of assets and (liabilities) acquired in acquisition of INTL Global Currencies:
Receivable from brokers, dealers and clearing organization	$—	$15,309,696
Receivable from customers		3,763,377
Fixed assets		45,511
Payable to brokers, dealers and clearing organization		(79,745)
Payable to customers		(8,097,688)
Payable to banks under loans and overdrafts		(7,215,486)
Accrued expenses		(115,127)
Income taxes payable		(33,163)

Total net assets acquired	$—	$3,577,375

Additional goodwill in connection with acquisition of INTL Global Currencies	$3,628,478	$286,380

Supplemental disclosure of noncash financing activities:
Issuance of warrants for placement agent services	$—	$893,121

Conversion of subordinated notes to common stock, net of debt issuance costs of $1,812,004	$—	$10,187,724

Issuance of common stock related to INTL Global Currencies acqusition	$—	$1,471,500

Recognition of beneficial conversion feature	$—	$2,483,478

Retirement of 4,992 common shares held in treasury	$36,938	$—

See accompanying notes to consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

(1)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of International Assets Holding Corporation and its subsidiaries (the Company). The Company’s subsidiaries are INTL Trading, Inc. (INTL Trading), INTL Assets, Inc., INTL Holding (U.K.) Limited, INTL Global Currencies Limited (INTL Global Currencies), INTL Commodities, Inc. and IAHC (Bermuda) Ltd.

All significant intercompany balances and transactions have been eliminated in consolidation.

INTL Trading, Inc. is registered as a broker-dealer under the Securities Exchange Act of 1934. Most of its securities transactions are cleared through Pershing LLC on a fully disclosed basis.

INTL Assets, Inc. holds most of the physical assets of the Company. It also holds certain investments owned by the Company.

INTL Holding (U.K.) Limited is a U.K. holding company that owns 100% of INTL Global Currencies. INTL Global Currencies operates a foreign exchange trading business. Both INTL Holding (U.K.) Limited and INTL Global Currencies are designated as U.S. dollar denominated companies under the laws of the United Kingdom. Accordingly, the functional currency for these companies is the U.S. dollar.

International Assets Holding Corporation engages in precious and base metals trading, foreign exchange trading, trade finance and financial structured transactions.

INTL Commodities, Inc. was formed in September 2005 to own and operate the Company’s commodities trading business. International Assets Holding Corporation plans to transfer this business to INTL Commodities, Inc. during the first half of fiscal 2006.

The Company owns a 50.1% limited liability company interest in INTL Consilium, LLC (INTL Consilium), an investment advisory firm that focuses on the emerging market asset class. INTL Consilium is accounted for using the equity method of accounting (see Notes 1(l) and 4 for more information).

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

“Cash and cash equivalents” consist of cash and cash deposits with brokers, dealers and the Company’s clearing organization. All cash and cash equivalents deposited with brokers, dealers and

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

clearing organization support the Company’s trading activities, and related margin lending made available to the Company and are subject to contractual restrictions. Cash deposits with clearing organization consist of cash, foreign currency and money market funds stated at cost, which approximates fair value. The money market funds earn interest at varying rates on a daily basis. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company is subject to concentration of credit risk because a substantial portion of the Company’s cash and cash equivalents (approximately $9,882,000 as of September 30, 2005) are maintained at the Company’s clearing organization.

(d)	Foreign Currency

The value of a foreign currency, including a foreign currency sold, not yet purchased, is converted into its U.S. dollar equivalent at the foreign exchange rate in effect at the close of business as of September 30, 2005 and 2004. For foreign currency transactions completed during the fiscal year, the Company utilizes the foreign exchange rate in effect at the time of the transaction.

(e)	Financial Instruments and Investments

“Financial instruments owned, at fair value” and “Financial instruments sold, not yet purchased, at fair value” consist of financial instruments carried at fair value or amounts that approximate fair value, with related unrealized gains or losses recognized in the Company’s results of operations. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

Cash trading instruments – Fair values of cash trading instruments are generally obtained from quoted market prices in active markets, broker or dealer price quotations, or alternative pricing sources with reasonable levels of transparency. The types of instruments valued in this manner include common stock, American Depositary Receipts, sovereign government, provincial and corporate debt obligations and physical commodities. The value of a foreign security is determined in the functional currency of the principal exchange on which the security is traded, which value is then converted into its U.S. dollar equivalent at the foreign exchange rate in effect following the close of such exchange. Certain cash trading instruments trade infrequently and, therefore, have little price transparency. Such instruments may include commercial paper and similar debt instruments. The Company values these instruments by reference to the interest rate spread sought on the same or equivalent instruments by other brokers or dealers active in those markets. Cash trading instruments owned are marked to bid prices and instruments sold but not yet purchased are marked to offer prices.

Derivative contracts – Derivative contracts consist of exchange-traded and over-the-counter (OTC) derivatives. Fair values of exchange-traded derivatives are generally determined from quoted market prices. OTC derivatives are valued using valuation models. The valuation models used to derive the fair values of OTC derivatives require inputs including contractual terms, market prices, yield curves and measurements of volatility. The Company uses similar models to value similar instruments. Where possible, the Company verifies the values produced by pricing models by comparing them to market transactions. Inputs may involve judgment where market prices are not readily available.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

Investments – Financial instruments include the Company’s investment in a limited liability partnership (the “Partnership”) which is engaged in pharmaceutical distribution. The Company holds a 0.23% interest in the Partnership. The Company’s interest at September 30, 2005 has been recorded at fair value, determined by management, of $36,662. Pricing information is not publicly available so management has utilized financial statements and other financial information from the Partnership which reflects the value of each partner’s interest. The Company has adjusted this value to reflect estimated gains or losses since the date of the Partnership’s financial information. The Company holds its interest in the Partnership for investment purposes and not for sale to the Company’s customers.

The Company has made an investment in a hedge fund sponsored by INTL Consilium. This investment is valued at fiscal year-end at the net asset value provided by the fund’s administrator as of the date of valuation.

(f)	Revenue Recognition

The revenues of the Company are derived from realized and unrealized trading income in securities, derivative instruments, commodities and foreign currencies purchased or sold for the Company’s account. Realized and unrealized trading income (net dealer inventory and investment gains) are recorded on a trade date basis. Commissions and related clearing expenses are recorded on a trade-date basis as securities transactions occur. Securities owned and securities sold, not yet purchased are stated at fair value with related changes in unrealized appreciation or depreciation reflected in net dealer inventory and investment gains. Interest income is recorded on the accrual basis and dividend income is recognized on the ex-dividend date.

(g)	Depreciation and Amortization

Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the lease or the estimated period of benefit to be received from the assets, which range from three to seven years.

(h)	Income Taxes

The Company files consolidated Federal income tax returns. The Company files consolidated state income tax returns in those states in which the Company meets the consolidation requirements and files separately in those states in which consolidation is not applicable.

The Company complies with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial reporting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized.

(i)	Stock-Based Employee Compensation

In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation, which generally permits entities to recognize as expense over the vesting period the fair value of all stock-based awards calculated on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, which provides that compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price and pro forma disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

If the Company had determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would be as reflected in the pro forma amounts indicated below:

		2005	2004
			as restated
Net income (loss)	As reported	$2,613,635	$(118,207)
Pro forma option compensation expense	Pro forma	$(462,000)	$(532,758)

Net income (loss)	Pro forma	$2,151,635	$(650,965)

Basic earnings (loss) per share	As reported	$0.36	$(0.02)
	Pro forma	$0.29	$(0.13)

Diluted earnings (loss) per share	As reported	$0.33	$(0.02)
	Pro forma	$0.27	$(0.13)

(j)	Basic and Diluted Earnings (loss) Per Share

Basic earnings (loss) per share have been computed by dividing net income (loss) by the weighted average number of common shares outstanding.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

Options to purchase 101,250 shares of common stock were excluded from the calculation of diluted earnings per share for the year ended September 30, 2005, because the exercise prices of these options exceeded the average market price of the common stock for the period (anti-dilutive).

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

Convertible subordinated notes convertible into 2,086,956 common shares were not included in the calculation of diluted earnings per share for the weighted period March 26, 2004 through August 13, 2004 because their incremental inclusion would have been antidilutive. The Company’s restatement of its financial statements for the fiscal year ended September 30, 2004, which is discussed in Note 2, included a change from the treasury method to the if-converted method for calculation of the dilutive effect on earnings per share of the convertible notes.

	2005	2004
		as restated
Diluted earnings (loss) per share

Numerator:
Net income (loss)	$2,613,635	$(118,207)

Denominator:
Weighted average number of:
Common shares outstanding	7,303,065	5,090,304
Dilutive potential common shares outstanding	720,826

	8,023,891	5,090,304

Diluted earnings (loss) per share	$0.33	$(0.02)

(k)	Effects of Recently Issued Accounting Standards

Share-Based Payments – In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This statement requires the recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award in its financial statements. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25, and its related interpretations. SFAS No. 123R is effective for annual periods beginning after June 15, 2005. Small-business issuers (such as the Company) must apply SFAS No. 123R for annual periods beginning after December 15, 2005. In the Company’s case, this will be the fiscal year commencing on October 1, 2006. The Company is reviewing the impact of the adoption of this statement including the transition alternatives provided by SFAS No. 123R.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

Consolidation of Variable Interest Entities – The FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which provides guidance on the consolidation of certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Such entities are referred to as variable interest entities (VIE’s). FIN 46 requires that a VIE be consolidated by a business enterprise if that enterprise is deemed to be the primary beneficiary of the VIE. The FASB revised FIN 46 through the issuance of Interpretation No. 46 (revised December 2003 and referred to as FIN 46R). The Company had one VIE during the fiscal year ended September 30, 2005. The Company consolidated this VIE, which involves an investment in a hedge fund (through the ‘offshore feeder fund’ referred to in note 5) managed by INTL Consilium, for the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005. In the quarter ended September 30, 2005 the Company withdrew its investment from the offshore feeder fund and placed the investment in a second, larger feeder fund (the ‘domestic fund’ referred to in note 5) managed by INTL Consilium. At September 30, 2005 the Company had an interest of approximately 3% in, and was not the primary beneficiary of, this domestic feeder fund. Accordingly, there was no basis for consolidation of the domestic feeder fund and there is no minority owners’ interest recognized in the Consolidated Balance Sheet at September 30, 2005. The amount of minority owners’ interest in the income of consolidated entity shown in the Consolidated Statement of Operations for the 2005 fiscal year relates to the period during which the Company consolidated the results of the VIE.

(l)	Investment in Joint Venture

The investment in joint venture is accounted for under the equity method of accounting. Under this method, the Company’s investment in the joint venture is recorded at cost and adjusted by the Company’s share of the contributions, distributions and undistributed earnings or losses of the joint venture.

(m)	Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over fair value of assets of the business acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, on July 9, 2004 with the acquisition of INTL Global Currencies. Pursuant to SFAS No. 142, goodwill acquired in a purchased business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

Intangible assets are amortized over their estimated useful lives of three years. Residual value is presumed to be zero, subject to certain exceptions. Intangible assets are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, whenever events or circumstances indicate that the carrying amount may not be recoverable.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

(n)	Reclassification

Certain amounts in the 2004 financial statements have been reclassified to conform with the 2005 presentation.

(2)	Restatement

In May 2005 the Company restated its financial statements for the years ended September 30, 2002, 2003 and 2004. There were three grounds for the restatement:

a)	Subsequent to the issuance of its financial statements for the year ended September 30, 2004, the Company determined that there had been a failure to account for the discount arising from the beneficial conversion feature in the 7% convertible notes (the Notes) issued in March 2004 and converted in August 2004, in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, as amended by EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. Since the conversion price of $5.75 per share was lower than the closing price of $6.94 of the Company’s stock on the relevant commitment date, the difference should have been accounted for as a discount to the debt issue and an increase in additional paid-in capital. The discount should have been amortized over the life of the notes and, upon conversion, the remaining balance of the discount should have been written off, with both passing through the consolidated statement of operations and classified as interest expense. The restatement has no effect on the Company’s actual or reported cash flow. The restatement did, however, affect the Company’s stated net income and earnings per share for the quarters ended March 31, 2004 and June 30, 2004 and the quarter and year ended September 30, 2004. The impact of this correction for the year ended September 30, 2004 was to increase additional paid in capital by $2,483,478 and to increase interest expense and the accumulated deficit by the same amount. The interest expense was not deductible for tax purposes. As a result, this adjustment had no effect on tax expense, liability for income tax or deferred tax. In addition, the Company changed the method it uses to calculate diluted earnings per share from the “treasury stock method” to the “if-converted method” in order to comply with the requirements of SFAS No. 128, Earnings per Share, which requires the use of the if-converted method for this type of convertible security.

b)	The Company initially treated the interest paid to holders of the Notes for the period between their issuance in March 2004 and conversion in August 2004, amounting to $378,243, as deductible for income tax purposes. The Company subsequently concluded that there was insufficient certainty that the Internal Revenue Service will recognize this interest as deductible for income tax purposes. The Company determined that it should restate its financial statements for the year ended September 30, 2004 to reflect this by increasing the income tax expense by $154,096 and increasing income taxes payable by a corresponding amount.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

c)	Following a review of its lease accounting policies, the Company identified an error in its accounting for certain leases and determined that it was appropriate to correct its financial statements for the years ended September 30, 2003 and 2004. In the past, while the benefits of certain periods of free or reduced rental had been spread across the lease term, the Company had not properly allocated scheduled rent escalations across the lease terms. The restatement increased rent expense to spread scheduled rent escalations on a straight-line basis over the contractual lease terms, in accordance with SFAS No. 13, Accounting for Leases. The adjustment applicable to the years ended September 30, 2003 and 2004 was an increase in rent expense of $20,703 and $10,104, respectively. The total increase in rent expense for periods prior to September 30, 2003, was $6,365 (or $3,772, net of tax). These adjustments resulted in decreases in the Company’s tax charge in each of the applicable periods, calculated at its marginal income tax rate, and corresponding decreases in liability for income tax. Since these lease adjustments resulted in timing differences of rental charges, they increased the Company’s deferred tax balances by $11,029 and $30,409 for the years ended September 30, 2003 and 2004 respectively. The Company also recorded an unrelated $15,264 reclassification from income tax receivable to deferred income tax asset related to the timing of deductibility of certain debt issuance costs of the convertible note at September 30, 2004. The combined effect of these amounts was an increase to deferred tax asset of $30,409.

The combined result of the restatements was that total stockholders’ equity at September 30, 2004 decreased by $176,124 to $24,573,241 while net income for the year then ended was reduced by $2,643,562 to a net loss of $118,207. The accumulated deficit at September 30, 2004 increased by $2,659,602 to $2,666,067 and additional paid-in capital increased by $2,483,478 to $27,168,617. There was no effect on the total cash flows of the Company.

Notes 3, 19, 20, 25 and 26 reflect the results of the above restatement adjustments.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

The table below summarizes the impact of the restatement on the year ended September 30, 2004 and financial information for the year ended September 30, 2005 is presented for comparative purposes:

	Year Ended Sept. 30, 2004	Year Ended Sept. 30, 2004	Year Ended Sept. 30, 2004	Year Ended Sept. 30, 2005
	previously reported	adjustment restatement	as restated
(All figures below are in $ except the weighted average number of common shares outstanding)
Interest expense	730,670	2,483,478	3,214,148	1,335,461
Net revenues	21,307,059	(2,483,478)	18,823,581	24,804,570
Occupancy and equipment rental	502,633	10,104	512,737	802,862
Non-interest expenses	16,933,965	10,104	16,944,069	20,685,359
Income (loss) before income taxes	4,373,094	(2,493,582)	1,879,512	4,119,211
Income tax expense	1,847,739	149,980	1,997,719	1,483,897
Net income (loss)	2,525,355	(2,643,562)	(118,207)	2,613,635
Net income (loss) per share - basic	0.50		(0.02)	0.36
Net income (loss) per share - diluted	0.41		(0.02)	0.33

Weighted average number of common shares outstanding:
Diluted	6,111,223	(1,020,919)	5,090,304	8,023,891

Deferred income tax asset, net	332,429	30,409	362,838	82,285
Income taxes receivable	57,881	(57,881)
Total assets	67,719,753	(27,472)	67,692,281	147,019,152

Income taxes payable	112,917	111,479	224,396	1,152,521
Other liabilities	37,519	37,173	74,692	333,592
Total liabilities	42,970,388	148,652	43,119,040	118,947,248

Additional paid-in capital	24,685,139	2,483,478	27,168,617	28,050,077
Accumulated deficit	(6,465)	(2,659,602)	(2,666,067)	(52,432)
Total stockholders’ equity	24,749,365	(176,124)	24,573,241	28,071,904

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

(3)	Issuance of Convertible Subordinated Notes, Conversion of Subordinated Notes into Common Shares and related Debt Issuance Costs

On March 12, 2004, the Company issued $12,000,000 in principal amount of the Company’s 7% convertible subordinated notes due 2014 (the Notes). The Notes were issued at par and carried interest at the rate of 7% per annum, payable semi-annually on June 30 and December 31 of each year. They were redeemable, in whole or in part at the option of the Company, at any time on or after December 31, 2009 at a redemption price in cash equal to 115% of the principal balance. The Notes were general unsecured obligations of the Company. The conversion features of the Notes were approved by the shareholders on March 26, 2004. The Notes were convertible by the holders at any time prior to the maturity date of December 31, 2014 into shares of the Company’s common stock at a conversion price of $5.75 per share. The Company was authorized to cause the outstanding principal balance of the Notes to be converted, in whole or in part, into shares of common stock at any time during the 90 days following the occurrence of all of the following three events: (i) the closing price of the common stock exceeding $8.00 per share (proportionately adjusted to reflect adjustments to conversion price) for 20 consecutive days; (ii) the Company filing a registration statement under the Securities Act to register the issuance of the common stock pursuant to the conversion of the Notes; and, (iii) such registration statement being declared effective by the Securities and Exchange Commission.

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

Debt issuance costs of $1,890,828 were incurred in connection with the issuance of the Notes. This total included $997,707 of costs settled in cash for commissions, placement agent fees, professional fees and state filing fees. This total also included $893,121 for the Black-Scholes valuation ($6.00 strike price, 3 year life, risk free rate 2.27%) for the 200,000 warrants issued to the placement agent for placement agent services. Prior to the conversion, the total debt issuance costs were being amortized over the life of the Notes (through December 31, 2014) and charged to interest expense. Upon conversion of the Notes unamortized debt issuance costs ($1,812,004) were charged to additional paid in capital as part of the capitalization of the newly issued 2,086,923 common shares.

The Notes were convertible by investors at a price lower than the fair value of the Company’s stock on March 26, 2004 (the date that the Company’s shareholders approved the conversion terms of the Notes), requiring accounting recognition of this beneficial conversion feature as a debt discount against the Notes. This gave rise to an increase in the Company’s additional paid-in capital of $2,483,478 and a matching expense item that was classified as interest, resulting in reduced net income for the year but having no effect on total stockholders’ equity at September 30, 2004. Prior to the conversion, the total debt discount was amortized over the life of the Notes (through December 31, 2014) and charged to interest expense. Upon conversion of the Notes the unamortized debt discount was charged to interest expense. The result was a total interest charge relating to the beneficial conversion feature or $2,483,478 for the year ended September 30, 2004.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

(4)	Investment in Asset Management Joint Venture

On May 11, 2004, the Company entered into an agreement with Consilium Investment Capital, Inc. (CIC) of Fort Lauderdale, Florida to form INTL Consilium. INTL Consilium is an investment management firm which primarily provides investment advice with respect to emerging market securities. In June 2004 the Company made a capital contribution of $500,000 and CIC contributed $100,000 to INTL Consilium. The Company’s total capital contribution was allocated as $100,401 share capital and $399,599 excess capital. The excess capital contribution was made by the Company in recognition of the asset management skills and relationships contributed by CIC. The excess capital contribution has a liquidation preference of three years. The Company is entitled to receive 50.1% of the profits and losses of INTL Consilium. The Company and CIC each hold two seats on the board of directors of INTL Consilium. Two principals of CIC actively manage this business. The Company has assessed the joint venture using the consolidation criteria in FIN 46R and concluded INTL Consilium is not a VIE. Accordingly, the Company assessed the consolidation criteria established by EITF Issue No. 96-16 by reviewing the participating voting rights of each investee of INTL Consilium and due to certain specified operating matters that require board approval concluded to use the equity method of accounting for its investment in INTL Consilium.

For the fiscal years ended September 30, 2005 and 2004 the Company has recorded income of $217,585 and a loss of $40,925, respectively, for its 50.1% share of the joint venture’s income and loss for the two periods. Below are the unaudited condensed statement of operations and condensed balance sheet of INTL Consilium.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

INTL Consilium, LLC

Condensed Statement of Operations

For the year ended September 30, 2005 and

For the period from inception May 11, 2004 through September 30, 2004

(Unaudited)

	2005	2004
Revenues:
Management and investment advisory fees	$1,521,046	$164,473
Interest income	4,138	1,963
Other	27,353	930

Total revenues	1,552,537	167,366

Non-interest expenses:
Compensation and benefits	771,252	172,148
Occupancy and equipment rental	45,968	12,290
Professional fees	87,601	13,887
Depreciation	11,048	839
Business development	74,601	22,942
Insurance	52,750	13,487
Other	72,169	13,458

Total non-interest expenses	1,115,389	249,051

Net income (loss)	$437,148	$(81,685)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

INTL Consilium, LLC

Condensed Balance Sheet

September 30, 2005 and 2004

(Unaudited)

	2005	2004
Assets
Cash	$213,863	$340,691
Management and investment advisory fees receivable	574,019	64,794
Investment in INTL Consilium sponsored fund	297,193	103,778
Property and equipment, net	27,166	6,711
Other assets	33,437	5,006

Total assets	$1,145,678	$520,980

Liabilities and Members’ Equity
Liabilities
Accounts payable	$34,955	$—
Accrued compensation and benefits	158,109	2,665

Total liabilities	193,064	2,665

Members’ equity:	952,614	518,315

Total liabilities and members’ equity	$1,145,678	$520,980

(5)	Investment in INTL Consilium Sponsored Fund

Investment in INTL Consilium Sponsored Fund consists of the Company’s investment, through a Delaware limited liability company feeder fund, in a Cayman Islands master hedge fund managed by INTL Consilium. The Cayman Islands fund primarily invests in emerging market debt securities. The investment manager of the Cayman Islands fund is INTL Consilium. The Company owns a 50.1% interest in INTL Consilium (see note 4). The Cayman Islands master hedge fund has two feeder funds: 1) an offshore Cayman Islands limited company (‘the offshore feeder fund’) and 2) a domestic Delaware limited liability company (‘the domestic feeder fund’).

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

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

Refer to note 1(k) regarding consolidation of a VIE in the offshore fund for the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005.

(6)	Acquisition of the Foreign Exchange Business of Global Currencies Limited

On July 9, 2004 the Company completed the acquisition of the foreign exchange business of Global Currencies Limited through the purchase of all the shares of INTL Holdings (U.K.) Limited. INTL Holdings (U.K.) Limited is a U.K. holding company that owns 100% of INTL Global Currencies. The Company made cash payments of $4,594,440 and issued 150,000 common shares of the Company valued at $1,471,500 as of the date of the purchase. The cash payments consisted of $1,000,000 cash premium paid to the sellers, $3,577,375 for the value of the net assets received, less negotiation differences of $49,982 related to fixed asset amounts and stamp duty adjustments. In addition, the Company paid $67,047 for legal and accounting related fees.

The Company is obligated to make certain earn-out payments to the sellers as set out in note 7 below. The Company negotiated a purchase price that resulted in recognition of goodwill based on factors including anticipated revenues, cash flows, profitability and sharing of human resources, including trading staff, operations, administration and management.

The Company funded the acquisition from its existing working capital, which included amounts previously received from the Company’s issuance of $12,000,000 of Notes in March 2004.

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

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

(7)	Goodwill and Intangible Assets

The initial purchase price paid by the Company for the acquisition of the foreign exchange business of Global Currencies Limited exceeded the net asset value received by $2,488,565. This amount was treated as $2,138,565 initial goodwill and $350,000 identified intangible assets. The Company has accrued additional goodwill of $3,914,858 under the earn-out provisions of the purchase agreement. As of September 30, 2005, the Company has paid $1,562,158 of the additional goodwill. The balance of the additional goodwill accrual of $2,352,700 is reported as deferred acquisition consideration payable in the consolidated balance sheets.

The goodwill related to the INTL Global Currencies acquisition is as follows:

	September 30, 2005	September 30, 2004
Cash premium paid to sellers	$1,000,000	$1,000,000
Cash paid for net assets received	3,577,375	3,577,375
Negotiation differences for fixed assets and stamp duty	(49,982)	(49,982)
Legal and accounting fees	67,047	67,047
Value of 150,000 common shares at $9.81 per share	1,471,500	1,471,500

Total payments of cash and shares	6,065,940	6,065,940
Less: Fair value of net assets received	3,577,375	3,577,375
Less: Intangible assets identified by independent valuation	350,000	350,000

Initial goodwill	2,138,565	2,138,565
Additional goodwill under earnout based on foreign exchange revenues	3,914,858	286,380

Total goodwill	$6,053,423	$2,424,945

The additional goodwill will be calculated for each period as each earn-out payment is earned and an adjustment will be recorded to goodwill. The first earn-out installment of $1,562,158 was paid in August 2005. The second earn-out installment of $400,000 is due on or by November 29, 2005. Five additional minimum payments of $390,540 each are due on or by March 1, 2006, May 30, 2006, August 29, 2006, November 29, 2006 and March 1, 2007. These quarterly payments have a maximum ceiling of $400,000. Further payments may be due, calculated at 10% of revenues exceeding $10,000,000 in the annual period ending June 30, 2006, and 10% of revenue exceeding $5,000,000 in the six month period ending December 31, 2006.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

The intangible assets identified by an independent valuation related to the INTL Global Currencies acquisition are as follows:

Intangible assets	September 30, 2005
Noncompete agreement	$150,000
Trade name	100,000
Customer base	100,000

Total intangible assets	350,000
Less: Amortization of intangible assets	116,667

Intangible assets, net	$233,333

(8)	Commissions, net

Commission revenues, net of $512,796 and $903,507 reported for the years ended September 30, 2005 and 2004, were primarily related to introducing broker fees that the Company received in connection with its debt capital markets activities.

	2005	2004
Wholesale commission revenue	$731,588	$1,616,851
Amounts paid to wholesale third party	(218,792)	(713,344)

Commission revenue, net	$512,796	$903,507

(9)	Related Party Transactions

In March 2004, the Company issued $12,000,000 in principal amount of the Company’s Notes due 2014. Executive officers and directors of the Company participated in the offering and purchased $1,282,500 of the Notes. In August 2004, the Company converted the outstanding notes into common shares. At conversion, the Notes owned by the officers and directors were converted into 223,042 common shares. In March 2004, the shareholders approved the issuance of the common shares upon the conversion of the Notes, including the issuances to the Company’s executive officers and directors. See note 3 for additional information regarding the issuance and conversion of the Notes.

One of the Company’s principal shareholders has made an investment, valued at approximately $95,000,000 as of September 30, 2005, in a hedge fund managed by INTL Consilium. In November 2004, an executive of this shareholder was elected to the Board of Directors of the Company.

Two executive officers of the Company have individually made investments, either directly or indirectly, collectively valued at approximately $577,000, in a hedge fund managed by INTL Consilium.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

On August 9, 2002, the Company entered into a list brokerage agreement between Veitia & Associates (V&A) and the Company regarding the management and leasing of the Company’s list rental access, for the period October 1, 2002 to December 13, 2004. V&A received 90% of any proceeds generated by V&A from this agreement. V&A is a company solely owned and controlled by the Company’s Executive Chairman. During the year ended September 30, 2005 and 2004, V&A received $868 and $8,730, respectively, under this agreement.

(10)	Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased, at Fair Value

Financial instruments owned and financial instruments sold, not yet purchased at September 30, 2005 and 2004 consisted of trading and investment securities at fair values as follows:

	Owned	Sold, not yet purchased
September 30, 2005:
Common stock and American Depository Receipts	$2,638,594	$4,155,632
Foreign ordinary stocks, paired with their respective American Depository Receipts	28,707,227	28,918,901
Corporate and municipal bonds	3,872,620	254,916
Foreign government obligations	1,183,256	2,479,050
Negotiable instruments (promissory notes)	7,776,735
U.S. Treasury Bonds under total return swap transactions		24,558,088
Options and futures	3,338,381	3,181,690
Commodities	23,822,912	28,450,818
U.S. Government obligations		16,894
Other investments	36,662

	$71,376,387	$92,015,989

	Owned	Sold, not yet purchased
September 30, 2004:
Common stock and American Depository Receipts	$1,546,117	$1,401,367
Foreign ordinary stocks, paired with their respective American Depository Receipts	8,851,358	8,935,260
Corporate and municipal bonds	2,085,122
Foreign government obligations	1,529,410	454,025
Negotiable instruments (promissory notes)	2,905,812
Options and futures	1,762,052	1,519,891
Commodities	55,076
U.S. Government obligations	17,194
Other investments	53,484

	$18,805,625	$12,310,543

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

(11)	Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and from its market making and proprietary trading in the foreign exchange and commodities trading business. The Company has sold financial instruments that it does not currently own and will therefore be obligated to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements at September 30, 2005 at fair values of the related financial instruments (totaling $92,015,989). The Company will incur losses if the market value of the financial instruments increases subsequent to September 30, 2005. The total of $92,015,989 includes $3,181,690 for options and futures contracts, which represent a liability to the Company based on their fair value as of September 30, 2005.

Listed below is the fair value of trading-related derivatives as of September 30, 2005 and September 30, 2004. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	September 30, 2005 Assets	September 30, 2005 Liabilities	September 30, 2004 Assets	September 30, 2004 Liabilities
Interest Rate Derivatives	$29,525	$—	$—	$984
Foreign Exchange Derivates	17,127		48,822	3,350
Commodity Price Derivatives	3,291,729	3,181,690	1,713,230	1,515,557

Total	$3,338,381	$3,181,690	$1,762,052	$1,519,891

Options and futures contracts held by the Company result from its customer market-making and proprietary trading activities in the foreign exchange/commodities trading business segment. The Company assists its commodities clients to protect the value of their future production (precious or base metals) by selling them put options on an OTC basis. The Company also provides its commodities clients with sophisticated option products, including combinations of buying and selling puts and calls. The Company mitigates its risk by effecting offsetting OTC options with market counterparties or through the purchase or sale of commodities futures traded through the COMEX division of the New York Mercantile Exchange or the London Metal Exchange (LME). The risk mitigation of offsetting options is not within the documented hedging designation requirements of SFAS No. 133.

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

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

In the normal course of business, the Company purchases and sells financial instruments and foreign currency as either principal or agent on behalf of its customers. If either the customer or counterparty fails to perform, the Company may be required to discharge the obligations of the nonperforming party. In such circumstances, the Company may sustain a loss if the market value of the financial instrument or foreign currency is different from the contract value of the transaction.

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

(12)	Trust Certificates and Total Return Swap

During the quarter ended December 31, 2004, the Company entered into a series of financial transactions (the “Transactions”) with an unaffiliated financial institution in Latin America for a transaction fee. These Transactions involved three distinct and simultaneous steps:

a)	the acquisition by the Company of beneficial interests (“Trust Interests”) in certain trusts (the “Trusts”) in exchange for the assumption of a liability to deliver securities. This step did not require any prior purchase or delivery of securities by the Company. The Trusts were previously established by the financial institution to hold a variety of real estate assets;

b)	the entry into a repurchase agreement under the terms of which the Company notionally repurchased these undelivered securities for cash, at a price equal to the transaction price in a) above;

c)	the entry into a total return swap (“TRS”) agreement.

i)	Under the TRS agreement the Company received, on a notional basis, a cash amount equal to the cash price in b) above as collateral for the potential liability of the financial institution to the Company.

ii)	Receivables or payables arising from the TRS should leave the Company unaffected by any changes in the values of the Trust Interests or securities deliverable.

iii)	When the Transactions terminate in November 2007 the Company intends to sell the Trust Interests at their then prevailing market values. As part of the Transactions, the gain or loss arising from the change in market value of the Trust Interests will be passed to the financial institution.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

iv)	The Company has obtained legal advice on the Transactions and believes that the TRS agreement has been structured in such a way as to fully offset any changes in the value of the Trust Interests against its liability to deliver certain securities to the financial institution.

The initial transaction value was $29,739,902. During September 2005 the Company sold Trust Interests for $5,200,554, the price at which they were acquired, and released a proportionate share of the securities referred to in b) above from the repurchase arrangement.

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

The net result is that the Company reports the effects of a) above as an increase in assets of $24,539,348 (represented by the Trust Interests), and the assumption of a liability to deliver securities of the same amount and included in financial instruments sold, not yet purchased. Over time, as the values of the Trust Interests and securities deliverable may change, the Company will experience equal and offsetting changes in the values of the TRS receivables or payables. Although the Transactions will temporarily increase the Company’s assets and liabilities until termination, the Company expects that the only impact of the transactions on the Company’s net cash flow will be the Company’s receipt of fee revenue.

The total fees received and to be received on the Transactions, as well as the associated variable compensation payable, are spread on a straight-line basis over the terms of the Transactions. Non-refundable fees received but not yet recognized as revenue, amounting to $166,556, appear as a liability on the Consolidated Balance Sheets as at September 30, 2005 under “Other liabilities”. Non-recoverable costs incurred in connection with the Transactions but not yet recognized as expenses, amounting to $49,967, appear as an asset under “Other assets” at the same date.

(13)	Dividend Expense, net

Dividend expense, net was comprised of the following for the years ending September 30, 2005 and 2004:

	2005	2004
Dividend income	$382,981	$198,352
Dividend expense	(471,998)	(598,442)

Dividend expense, net	$(89,017)	$(400,090)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

(14)	Receivable From and Payable to Brokers, Dealers and Clearing Organization

Amounts receivable from and payable to brokers, dealers and clearing organization at September 30, 2005 and 2004 consisted of the following:

	Receivable	Payable
September 30, 2005:
Open securities transactions with clearing organization, net	$1,699,955	$—
Securities clearing fees and related charges payable with clearing organization, net		124,217
Open commodities transactions	828,309	23,853
Open foreign currency transactions	1,081,296	3,359,262

	$3,609,560	$3,507,332

September 30, 2004:
Open securities transactions with clearing organization, net	$—	$6,314,652
Securities clearing fees and related charges payable with clearing organization, net		58,402
Introducing fee receivable	147,235
Open foreign currency transactions	7,552,215	2,899,803

	$7,699,450	$9,272,857

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

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

(15)	Receivable From and Payable to Customers

Amounts receivable from and payable to customers at September 30, 2005 and 2004 consisted of the following:

	Receivable	Payable
September 30, 2005:
Open transactions- foreign currency trading	$10,396,685	$1,998,098
Margin deposits held - commodities trading		1,207,891
Pledge and option premiums receivable - commodities trading	5,168,078
Open transactions - other debt structures	83,365

	$15,648,128	$3,205,989

September 30, 2004:
Open transactions- foreign currency trading	$11,018,572	$4,613,147
Margin deposits held - commodities trading		11,036
Pledge receivable - commodities trading	1,339,840
Open transactions - other debt structures		41,000

	$12,358,412	$4,665,183

Receivables and payables to customers result from open trading activities between the Company and its customers which are not financial institutions or broker-dealers. Receivables and payables to certain customer organizations are reported net, when a right of setoff exists with the customer.

(16)	Other Assets

Other assets at September 30, 2005 and 2004 consisted of the following:

	2005	2004
Other receivables	$5,836	$32,651
Deposit with clearing organization	500,000	500,000
Prepaid expenses and other assets	217,880	128,990

	$723,716	$661,641

(17)	Payable to Banks Under Loans and Overdrafts

At September 30, 2005, the Company had four lines of credit with three commercial banks totaling $33,000,000. Three of the credit facilities are secured by certain assets. In addition, the Company has a $3,000,000 on-demand overdraft facility with a fourth U.S. commercial bank. Total interest expense related to these facilities is approximately $460,000 for the year ending September 30, 2005. The

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

interest rate terms for these facilities range from 1.25% to 2.75% over the London Interbank Offered Rates (‘LIBOR’) (approximately 3.9% at September 30, 2005), or are at the U.S. broker loan rate (approximately 4.3% at September 30, 2005).

At September 30, 2004, INTL Global Currencies had a multi-currency on-demand overdraft facility of up to $7,000,000 with a commercial bank based in the United Kingdom. The overdraft facility provided a right of set-off between amounts borrowed in one or more currencies against positive balances in one or more other currencies. Amounts borrowed bore interest at LIBOR for each currency plus 2%. The overdraft facility was guaranteed by International Assets Holding Corporation. At September 30, 2004, the net borrowings of INTL Global Currencies exceeded its credit facility limit by $3,447,417. This excess borrowing was guaranteed by a cross-lending guarantee from the former owner of the foreign exchange trading business of INTL Global Currencies. The former owner of the foreign exchange business was not obligated by any written agreement to provide access to this additional credit. The guarantee terminated during the quarter ended December 31, 2004. This on-demand facility was terminated during the quarter ended March 31, 2005.

At September 30, 2005 the Company had the following credit facilities:

Amount	Borrowing at September 30, 2005	Security	Duration
$10,000,000	$2,789,359	Certain foreign exchange assets	March 31, 2006
8,000,000		Unsecured	March 31, 2007
5,000,000	3,057,960	Certain commodities assets	On demand
10,000,000	4,000,000	Certain trade finance assets	On demand

$33,000,000	$9,847,319

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

At September 30, 2005 and 2004, the U.S. dollar equivalents of the components of the net borrowing payable to banks were as follows:

September 30,	2005 Positive balance (overdraft) U.S. dollar equivalent	2004 Positive balance (overdraft) U.S. dollar equivalent
Payable to Banks:
Lines of Credit
Australian Dollar	$(10,298)	$—
Danish Krone	(135,145)
Euro	(1,174,949)
South African Rand	(314,563)
Swiss Francs	(441,627)
United States Dollar	(7,770,737)

Total Payable under lines of credit	$(9,847,319)	$—

Continued,

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

September 30,	2005 Positive balance (overdraft) U.S. dollar equivalent	2004 Positive balance (overdraft) U.S. dollar equivalent
Payable to Banks:
Overdraft facility with one U.S. Bank
United States Dollar	$(3,000,000)	$—
Overdraft with other financial institutions
Danish Krone	(63)

Overdraft subtotal	$(3,000,063)	$—

Overdraft facility with set-off limits (terminated during March 31, 2005 quarter)
Australian Dollar	$—	$—
Canadian Dollar		698,967
Danish Krona		196
Euro		(2,826,520)
Indian Rupee		(511,067)
Indonesian Rupiah		2,452
Japanese Yen		175
Mexican Peso		4,244
Namibian Dollar		(4,897)
Norwegian Krone		441
South African Rand		12,325
Swedish Krona		5,770
Swiss Franc		(76,697)
United Kingdom Pound Sterling		(2,202,841)
United States Dollar		(5,549,965)

Overdraft with one U.K. bank	$—	$(10,447,417)

Summary:
Total due to banks under overdraft	$(3,000,063)	$(10,447,417)
Total due to banks under lines of credit	(9,847,319)

Total Payable to Banks Under Loans and Overdrafts	$(12,847,382)	$(10,447,417)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

(18)	Capital and Cash Reserve Requirements

INTL Trading is a member of the NASD and is subject to the SEC Uniform Net Capital Rule 15c3-1. This Rule requires the maintenance of minimum net capital in an amount equal to the greater of $100,000, 6 2/3% of aggregate indebtedness, or $2,500 for each security in which a market is made with a bid price over $5 and $1,000 for each security in which a market is made with a bid price of $5 or less with a ceiling of $1,000,000, and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. Equity capital may not be withdrawn if the resulting net capital ratio would exceed 10 to 1. At September 30, 2005, INTL Trading’s net capital was approximately $4,521,000 which was approximately $3,521,000 in excess of its minimum requirement of $1,000,000. Its ratio of aggregate indebtedness to net capital was 1.56 to 1 and the percentage of debt to debt-equity total computed in accordance with Rule 15c3-1(d) was 26%.

INTL Trading is exempt from SEC Rule 15c3-3 pursuant to the exemptive provision under subparagraph (k)(2)(ii) and, therefore, is not required to maintain a “Special Reserve Bank Account for the Exclusive Benefit of Customers”.

(19)	Leases

The Company is obligated under various noncancelable operating leases for the rental of office facilities, service obligations and certain office equipment, and accounts for these lease obligations on a straight line basis. The expense associated with operating leases amounted to $891,358 and $614,430 (as restated) for the years ended September 30, 2005 and 2004, respectively. The expenses associated with the operating leases and service obligations are reported in the statements of operations in occupancy and equipment rental, clearing and related and other expenses.

Future aggregate minimum lease payments under noncancelable operating leases as of September 30, 2005 are approximately as follows:

Year ending September 30,
2006	$758,000
2007	471,800
2008	358,300
2009	298,100
2010	700

$1,886,900

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

(20)	Income Taxes

Income tax expense (benefit) for the years ended September 30, 2005 and 2004 consisted of:

	Current	Deferred	Total
2005:
United States	$281,932	$206,543	$488,475
United Kingdom	806,529		806,529
State and local	114,883	74,010	188,893

	$1,203,344	$280,553	$1,483,897

	as restated	as restated	as restated
2004:
United States	$1,414,712	$(16,751)	$1,397,961
United Kingdom	79,754		79,754
State and local	525,605	(5,601)	520,004

	$2,020,071	$(22,352)	$1,997,719

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

A reconciliation of the expected U.S. Federal tax expense, computed at the rate of 34% of income before taxes, to the actual tax expense for the years ended September 30, 2005 and 2004, is as follows:

	2005		As restated 2004
	Amount	% of pretax income	Amount	% of pretax income
Computed “expected” tax expense	$1,400,532	34.0%	$639,034	34.0%
Increase (decrease) in income tax expense resulting from:
Non-deductible amortization of beneficial conversion feature			972,985	51.8%
State income taxes, net of Federal income tax benefit	120,609	2.9%	343,202	18.2%
Meals and entertainment expenses not deductible for tax purposes	24,835	0.6%	23,339	1.3%
Memberships	1,994	0.1%	5,379	0.3%
Foreign income	(64,882)	(1.6)%	11,498	0.6%
Other, net	809	0.0%	2,282	0.1%

	$1,483,897	36.0%	$1,997,719	106.3%

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

Deferred income taxes as of September 30, 2005 and 2004 reflect the impact of “temporary differences” between amounts of assets and liabilities for financial statement purposes and such amounts as measured by tax laws. The temporary differences give rise to deferred tax assets and liabilities, which are summarized below as of September 30, 2005 and 2004:

	2005	2004
		as restated
Gross deferred tax liabilities:
Accumulated depreciation and amortization	$(46,161)	$(41,879)
Deferred expenses related to total return swap	(20,571)

Total gross deferred tax liabilities	(66,732)	(41,879)

Gross deferred tax assets:
Securities valuation allowance	23,383	34,050
Investment in limited partnership		953
Nonqualified stock option expense		19,326
Deferred revenue for total return swap	68,571
Expense of warrant value	15,264	15,264
Rent amortization	28,332	15,145
Compensation bonus accrual		256,357
State net operating loss carryforward	13,467	26,042
Alternative minimum tax credit carryforwards		37,580

Total gross deferred tax asset	149,017	404,717

Valuation allowance

Total net deferred tax assets	149,017	404,717

Net deferred tax asset	$82,285	$362,838

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of September 30, 2005, based upon the projections for future taxable income, management believes it is more likely than not that the Company will realize the benefits of these deductible differences and net operating loss carryforward, net of the recorded valuation allowance.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

The total amount of undistributed earnings of INTL Global Currencies the Company’s foreign subsidiary, for income tax purposes, was approximately $1,944,000 at September 30, 2005. It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiary in the foreign jurisdiction, resulting in the indefinite postponement of the remittance of those earnings. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of the foreign subsidiary were paid as dividends to the Company. For the same reason, it is not practicable to calculate the unrecognized deferred tax liability on those earnings.

At September 30, 2005, the Company had net operating loss carryforwards for state of Florida income tax purposes which begin to expire in the fiscal year ending 2021.

(21)	Employee Benefit Plan

Effective January 1, 2003, the Company implemented a Savings Incentive Match Plan for Employees IRA (SIMPLE IRA). All employees are eligible to participate in the SIMPLE IRA upon the later of (a) the plan’s effective date (January 1, 2003) or (b) the employee’s date of hire. Eligible employees may elect to contribute up to a maximum of $10,000 ($12,000 if over age 50) for 2005. The Company is required to provide an employer match of the employee’s elective deferral on a dollar-for-dollar basis not to exceed the lesser of 3% of the employee’s compensation or $10,000 for 2005 ($12,000 if over age 50). Each employee is 100% vested in both the employee and employer contributions at all times. For the years ended September 30, 2005 and 2004, the employer match was $180,174 and $142,988, respectively.

Effective February 1, 2005, the Company offered its employees the opportunity to participate in a Flexible Spending Account (an “FSA”). An FSA is a pre-tax benefit allowable under IRS Code section 125. It allows eligible employees to set aside a specific pretax dollar amount for unreimbursed medical, dental, and dependent care expenses. While the Company makes no contributions into these accounts, it does bear the cost of administration.

(22)	Stock Options and Warrants

The International Assets Holding Corporation 2003 Stock Option Plan (the 2003 Plan) was adopted by the Board of Directors of the Company on December 19, 2002 and approved by the Company’s stockholders on February 28, 2003. The 2003 Plan expires on December 19, 2012. The International Assets Holding Corporation Stock Option Plan (the 1993 Plan) was adopted by the Board of Directors of the Company and approved by the Company’s stockholders on January 23, 1993 and expired on January 23, 2003. However, there are still outstanding options that were granted under the 1993 Plan. The 2003 Plan permits the granting of stock options to employees, directors and consultants of the Company. Stock options granted under either Plan may be “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options, which do not meet the requirements of Section 422. As of September 30, 2005, a total of 1,000,000 shares of the Company’s common stock have been authorized for issuance pursuant to options granted under the 2003 Plan. The Company was authorized to issue up to 1,339,300 shares of the Company’s common stock at the time that the 1993 Plan expired on January 23, 2003. At September 30, 2005 the total number of options outstanding was 1,008,516. The total options outstanding include 459,334 options outstanding under the 1993 Plan and 549,182 options outstanding under the 2003 Plan.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

The Plans (meaning the 2003 and 1993 Plans) are administered by the Company’s Board of Directors or a committee thereof. The Plans give broad powers to the Board of Directors to administer and interpret the Plans, including the authority to select the individuals to be granted options and to prescribe the particular form and conditions of each option. All options are granted at an exercise price equal to the fair market value or, in certain cases, not less than 110% of the fair market value of the Company’s common stock on the date of the grant. Awards may be granted pursuant to the 2003 Plan through December 19, 2012, unless the Board of Directors at its sole discretion elects to terminate the 2003 Plan earlier. The Company is not authorized to grant additional options under the 1993 Plan because it expired on January 23, 2003.

At September 30, 2005, there were 266,768 additional shares available for grant under the 2003 Plan.

Using the Black-Scholes option-pricing model, the per share weighted average fair values of stock options granted during 2005 and 2004, where the exercise price equals the market price of the stock on the grant date, were $4.13 and $1.28, respectively. The per share weighted average fair value of stock options granted during 2005 where the exercise price was greater than the market price on the grant date was $4.37. No options were granted during 2004 where the exercise price was greater than the market price on the date of grant.

The following weighted average assumptions were used:

	2005	2004
Exercise price equal to the market price on grant date:
Expected risk-free interest rate	3.29%	1.36%
Expected life	3.26 Years	0.88 Years
Expected volatility	87.7%	91.0%

Exercise price greater than the market price on grant date:
Expected risk free interest rate	3.27%
Expected life	3.5 Years
Expected volatility	88.4%

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

Stock option activity during the fiscal years ended September 30, 2005 and 2004 was as follows:

	Number of shares	Weighted average exercise price
Outstanding at October 1, 2003	1,328,160	$2.21
Granted	230,000	5.87
Exercised	(129,769)	2.67
Forfeited	(3,335)	1.30
Expired	(143,050)	6.26

Outstanding at September 30, 2004	1,282,006	$2.37

Granted	149,550	7.64
Exercised	(361,852)	2.02
Forfeited	(61,188)	3.51

Outstanding at September 30, 2005	1,008,516	$3.21

At September 30, 2005 the range of exercise prices and weighted average remaining contractual life of outstanding options was $0.65 – $11.63 and 5.9 years, respectively.

At September 30, 2005 and 2004, the number of options exercisable was 620,232 and 640,581, respectively, and the weighted average exercise price of those options was $2.42 and $2.23, respectively.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

Incentive Stock Options

As of September 30, 2005, options outstanding under qualified incentive stock options, including their grant date, exercise price and expiration date, were as follows:

Options outstanding	Grant date	Exercise price	Expiration date	Exercisable
83,930	November 2, 1998	$1.38	November 2, 2008	C
5,450	December 9, 1999	$7.17	December 9, 2009	B
3,750	March 10, 2000	$11.63	March 10, 2010	A
25,000	March 9, 2001	$3.44	March 9, 2011	E
32,500	March 9, 2001	$3.13	March 9, 2011	E
6,000	January 3, 2002	$0.65	January 3, 2012	E
14,000	April 11, 2002	$1.40	April 11, 2012	E
285,000	December 6, 2002	$2.50	December 6, 2012	D
47,071	December 6, 2002	$1.30	December 6, 2012	E
108,253	March 7, 2003	$2.50	March 7, 2013	D
13,334	May 20, 2003	$2.25	May 20, 2013	C
33,500	November 14, 2003	$4.75	November 14, 2007	E
47,500	November 18, 2004	$7.45	November 18, 2008	F
50,000	November 18, 2004	$8.57	November 18, 2008	G
20,000	December 1, 2004	$7.35	December 1, 2008	F

775,288

(A)	Exercisable at 20% per year beginning one year from the date of grant.
(B)	Exercisable at 20% per year beginning three years from the date of grant.
(C)	Exercisable at 30% after year one, 30% after year two and 40% after year three.
(D)	Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three. These options are 100% exercisable upon a change in control of the Company.
(E)	Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three.
(F)	Exercisable at 33% after year one, 33% after year two and 34% after year three.
(G)	Exercisable at 33% after January 2, 2006, 33% after November 18, 2006 and 34% on November 18, 2007.

As of September 30, 2005 and 2004, qualified incentive stock options covering 465,954 and 475,983 shares respectively, were exercisable. During the year ended September 30, 2005 and 2004, incentive stock options covering 280,952 and 101,769 shares were exercised with a weighted average exercise price of $1.85 and $2.66, respectively.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

Nonqualified Stock Options

As of September 30, 2005, options outstanding under nonqualified options, including their grant date, exercise price and expiration date, were as follows:

Options outstanding	Grant date	Exercise price	Expiration date	Exercisable
11,990	July 20, 1998	$2.40	July 20, 2008	A
11,990	January 6, 1999	$1.25	January 6, 2009	A
7,500	March 9, 2001	$3.13	March 9, 2011	B
15,000	October 5, 2001	$0.90	October 5, 2011	C
156,748	March 7, 2003	$2.50	March 7, 2013	C
10,000	May 11, 2004	$6.51	May 11, 2008	D
20,000	June 8, 2005	$6.23	June 8, 2009	D

233,228

(A)	Exercisable at 20% per year beginning one year from the date of grant.
(B)	Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three.
(C)	Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three. These options are 100% exercisable upon a change in control of the Company.
(D)	Exercisable at 33% after year one, 33% after year two and 34% after year three.

As of September 30, 2005 and 2004, non-qualified options covering 154,278 and 164,598 shares, respectively, were exercisable. During the years ended September 30, 2005 and 2004, non-qualified options covering 80,900 and 28,000 shares were exercised with a weighted average price of $2.58 and $2.71, respectively.

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

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

As of September 30, 2005, warrants outstanding, including their grant date, exercise price and expiration date, were as follows:

Warrants outstanding	Grant date	Exercise price	Expiration date	Exercisable
142,083	March 2, 2004	$6.00	July 30, 2007	A
57,917	March 12, 2004	$6.00	July 30, 2007	A

200,000

(A)	100% exercisable on date of grant.

(23)	Preferred Stock

The Company is authorized to issue 5,000,000 shares of its preferred stock at a par value of $.01 per share. As of September 30, 2005 and 2004, no preferred shares were outstanding and the Board of Directors had not yet determined the specific rights and privileges of these shares.

(24)	Commitments and Contingent Liabilities

In November 2002, INTL Trading entered into a fully disclosed clearing agreement with Pershing LLC (Pershing). In January 2003, the Company began trading fixed income securities under this agreement. In April 2003, the Company began clearing its equity securities under this agreement. The agreement requires the Company to pay a termination fee if the Company terminates the agreement. The termination fee would be the reasonable and documentable deconversion-related expenses.

The Company has entered into individual employment agreements with its Chief Executive Officer and President that initially matured on October 21, 2005. The agreements automatically renew for one additional year unless either party shall have given written notice to the other of its intent not to renew the agreement no less than 90 days prior to the end of the initial year term of this agreement and may be further extended by the mutual written agreement of the Company and the Executive on a yearly basis. In the event of termination of the agreements by the Company other than for cause, or if the executive resigns as a result of a breach by the Company, each agreement provides for payments to the relevant officer of an amount equal to 100% of his total compensation for the remaining term of the agreement or six months if longer, following the date of termination.

The Company entered into an employment agreement with its Executive Chairman, effective October 1, 2002, which it had the right to terminate effective September 30, 2005. The Company did not terminate the employment agreement but has proposed an amendment, on which agreement is pending. The employment agreement may be terminated, in the discretion of the Company, effective September 30, 2006.

The Company has entered into individual employment agreements with its Group Controller and Chief Financial Officer that each have an indefinite term. In the event of termination of either agreement by the Company other than for cause, or if the officer concerned resigns as a result of a breach by the Company, each agreement provides for payments equal to 100% of total compensation for 120 days following date of termination.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

(25)	Quarterly Financial Information (Unaudited)

The Company has set forth below certain unaudited financial data for all eight quarters in the fiscal years ended September 30, 2004 and 2005. The quarters ended December 31, 2003, March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 show the impact of the restatements referred to in note 2 on the reported financial data for these periods.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

	Quarter Ended Dec. 31, 2003	Quarter Ended Dec. 31, 2003	Quarter Ended Dec. 31, 2003	Quarter Ended March 31, 2004	Quarter Ended March 31, 2004	Quarter Ended March 31, 2004
	previously reported	restatement adjustment	as restated	previously reported	restatement adjustment	as restated
(All figures below are in $ except the weighted average number of common shares outstanding)
Interest expense	24,068		24,068	134,054	3,698	137,752
Net revenues	5,304,558		5,304,558	6,234,880	(3,698)	6,231,182
Occupancy and equipment rental	112,218	2,526	114,744	123,286	2,526	125,812
Non-interest expenses	4,028,530	2,526	4,031,056	4,656,411	2,526	4,658,937
Income (loss) before income taxes	1,276,028	(2,526)	1,273,502	1,578,469	(6,224)	1,572,245
Income tax expense	503,676	(1,029)	502,647	696,026	24,736	720,762
Net income (loss)	772,352	(1,497)	770,855	882,443	(30,960)	851,483
Net income (loss) per share - basic	0.16		0.16	0.19		0.18
Net income (loss) per share - diluted	0.14		0.14	0.15		0.15

Weighted average number of common shares outstanding:
Diluted	5,400,910		5,400,910	5,740,733	(86,331)	5,654,402

Deferred income tax asset, net	71,698	12,058	83,756	33,087	13,087	46,174
Total assets	26,752,532	12,058	26,764,590	47,980,191	13,087	47,993,278

Income taxes payable	245,917		245,917	348,132	25,765	373,897
Other liabilities	42,110	29,595	71,705	42,402	32,121	74,523
Debt discount, net					(2,479,780)	(2,479,780)
Total liabilities	16,534,139	29,595	16,563,734	35,850,932	(2,421,894)	33,429,038

Additional paid-in capital	11,930,522		11,930,522	12,958,317	2,483,478	15,441,795
Accumulated deficit	(1,759,468)	(17,537)	(1,777,005)	(877,025)	(48,497)	(925,522)
Total stockholders’ equity	10,218,393	(17,537)	10,200,856	12,129,259	2,434,981	14,564,240

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

	Quarter Ended June 30, 2004	Quarter Ended June 30, 2004	Quarter Ended June 30, 2004	Quarter Ended Sept. 30, 2004	Quarter Ended Sept. 30, 2004	Quarter Ended Sept. 30, 2004
	previously reported	restatement adjustment	as restated	previously reported	restatement adjustment	as restated
(All figures below are in $ except the weighted average number of common shares outstanding)
Interest expense	305,587	57,311	362,898	266,961	2,422,469	2,689,430
Net revenues	4,321,592	(57,311)	4,264,281	5,446,029	(2,422,469)	3,023,560

Occupancy and equipment rental	113,376	2,526	115,902	153,753	2,526	156,279
Non-interest expenses	3,504,574	2,526	3,507,100	4,744,450	2,526	4,746,976
Income (loss) before income taxes	817,018	(59,837)	757,181	701,579	(2,424,995)	(1,723,416)
Income tax expense	382,866	85,476	468,342	265,171	40,797	305,968
Net income (loss)	434,152	(145,313)	288,839	436,408	(2,465,792)	(2,029,384)
Net income (loss) per share - basic	0.09		0.06	0.07		(0.33)
Net income (loss) per share - diluted	0.07		0.05	0.06		(0.33)

Weighted average number of common shares outstanding:
Diluted	6,207,691	(466,110)	5,741,581	7,359,545	(1,283,386)	6,076,159

Deferred income tax asset, net	144,517	14,116	158,633	332,429	30,409	362,838
Income taxes receivable	57,357	(57,357)		57,881	(57,881)
Total assets	39,248,291	(43,241)	39,205,050	67,719,753	(27,472)	67,692,281

Income taxes payable		54,913	54,913	112,917	111,479	224,396
Other liabilities	39,050	34,647	73,697	37,519	37,173	74,692
Debt discount, net		(2,422,469)	(2,422,469)
Total liabilities	26,636,962	(2,332,909)	24,304,053	42,970,388	148,652	43,119,040

Additional paid-in capital	13,006,126	2,483,478	15,489,604	24,685,139	2,483,478	27,168,617
Accumulated deficit	(442,873)	(193,810)	(636,683)	(6,465)	(2,659,602)	(2,666,067)
Total stockholders’ equity	12,611,329	2,289,668	14,900,997	24,749,365	(176,124)	24,573,241

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

	Quarter Ended Dec. 31, 2004	Quarter Ended Dec. 31, 2004	Quarter Ended Dec. 31, 2004	Quarter Ended Mar. 31, 2005	Quarter Ended Jun. 30, 2005	Quarter Ended Sep. 30, 2005
	previously reported	restatement adjustment	as restated
(All figures below are in $)
Total revenues	6,085,299		6,085,299	6,157,050	6,282,382	7,615,300
Interest expense	176,912		176,912	295,747	313,875	548,927
Net revenues	5,908,387		5,908,387	5,861,303	5,968,507	7,066,373

Occupancy and equipment rental	165,224	7,911	173,135	187,143	211,855	230,729
Total non-interest expenses	4,906,545	7,911	4,914,456	5,279,120	5,069,996	5,421,787
Income (loss) before income taxes and minority interest	1,001,842	(7,911)	993,931	582,183	898,511	1,644,586
Income tax expense	378,550	(3,223)	375,327	196,341	298,424	613,805
Income before minority interest	623,292	(4,688)	618,604	385,842	600,087	1,030,781
Net income (loss)	616,855	(4,688)	612,167	379,313	576,202	1,045,953
Net income (loss) per share - basic	0.09		0.09	0.05	0.08	0.14
Net income (loss) per share - diluted	0.08		0.08	0.05	0.07	0.13

Deferred income tax asset, net	407,738	33,632	441,370
Income taxes receivable	67,453	(67,453)
Total assets	108,104,583	(33,821)	108,070,762

Income taxes payable	312,957	101,907	414,864
Other liabilities	366,906	45,084	411,990
Total liabilities	82,040,841	146,991	82,187,832

Additional paid-in capital	24,946,663	2,483,478	27,430,141
Retained earnings (accumulated deficit)	610,390	(2,664,290)	(2,053,900)
Total stockholders’ equity	25,628,163	(180,812)	25,447,351

(26)	Segment Analysis

International Assets Holding Corporation and its subsidiaries form a financial services group focused on select international securities and commodities markets. The Company’s activities are currently divided into four functional areas – international equities market-making, international debt capital markets, foreign exchange/commodities trading and asset management. In May 2004, the Company expanded into the asset management business through its 50.1% investment in INTL Consilium. The Company’s asset management activities will not be separately reported until certain asset and revenue levels are achieved.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

International Equities Market-Making:

Through INTL Trading, the Company acts as a wholesale market-maker in select foreign and domestic over-the-counter Bulletin Board securities, including unlisted American Depositary Receipts (ADRs) and foreign ordinary shares. INTL Trading provides execution and liquidity to national broker-dealers, regional broker-dealers and institutional investors.

International Debt Capital Markets:

The Company actively trades a wide variety of international debt instruments. The Company also invests in international debt instruments on a proprietary basis and arranges international debt transactions. The Company trades and invests in international bonds, including both investment grade and higher yielding emerging market bonds. The Company generally focuses on smaller issues, such as emerging market sovereign, corporate and bank bonds that trade worldwide on an over-the-counter basis. Through its customer relationships, the Company periodically identifies opportunities to arrange, purchase or sell debt transactions that fall outside the parameters of established financial markets. These transactions generally involve negotiable emerging market debt and may be documented by promissory notes, bills of exchange, loan agreements, accounts receivable and other types of debt instruments. The revenues, expenses, assets and liabilities relating to the Trust Certificates and Total Return Swap discussed in Note 12 are included in this segment.

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

September 30, 2005 and 2004

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

Information concerning operations in these segments of business is approximately shown in accordance with SFAS No. 131 as follows:

	2005	2004
Revenues:
International equities market-making	$12,052,000	$16,709,000
International debt capital markets	2,414,000	2,622,000
Foreign exchange/commodities trading	10,526,000	2,560,000
Other	1,148,000	147,000

Total	$26,140,000	$22,038,000

Net contribution:
(Revenues less clearing and related expenses and variable trader bonus compensation):
International equities market-making	$5,450,000	$8,737,000
International debt capital markets	1,654,000	1,910,000
Foreign exchange/commodities trading	8,035,000	1,981,000

Total	$15,139,000	$12,628,000

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005 and 2004

	2005	2004
		as restated
Total assets:
International equities market-making	$40,116,000	$22,216,000
International debt capital markets	41,905,000	8,734,000
Foreign exchange/commodities trading	57,051,000	30,912,000
Other	7,947,000	5,830,000

Total	$147,019,000	$67,692,000

Reconciliation of net contribution to income before income tax expense:
Net contribution allocated to segments	$15,139,000	$12,628,000
Fixed costs not allocated to operating segments	11,020,000	8,265,000
Interest relating to beneficial conversion feature		2,483,000

Income before income tax expense and minority interest	$4,119,000	$1,880,000

(27)	Subsequent Events

On November 24, 2005 INTL Global Currencies entered into a new office lease for approximately 3,900 square feet for its London operations and administration. The occupation of the premises is expected to occur during January 2006 and expire December 20, 2012. The lease includes 18 months free rent. Future minimum lease payments for the fiscal years are as follows: $60,500 for 2006, $128,000 for 2007, $238,600 per year for 2008 through 2012 and $59,600 thereafter. INTL Global Currencies will receive a refurbishment allowance of approximately $95,000 and the Company expects to spend an additional $80,000 for leasehold improvements. The lease also requires a deposit of approximately $83,000 that was paid in November 2005.

On December 1, 2005, the Company changed its securities clearing organization to the Broadcort division of Merrill Lynch, Pierce, Fenner & Smith, Inc. The Company executed a clearing agreement that includes a $100,000 deposit and an initial term of two years. Thereafter there will be automatic one year renewal terms, unless the Company or Broadcort gives 90 days’ notice of its intention not to renew either at the end of the initial term or any succeeding one year renewal period. In the event the Company does not use this 90 day notice provision and terminates the agreement effective before the conclusion of the initial two year term or any automatic extension period, the Company will immediately owe the greater of 1) the sum of all continuing minimum payments ($25,000 per month) through the end of the initial term or extension period or 2) the total value of the clearing deposit at the time of termination.

Exhibit Index

Exhibit Number	Description

21	List of the Company’s subsidiaries.

23.1	Consent of Rothstein, Kass & Company, P.C. to the incorporation by reference on Form S-8.

23.2	Consent of Rothstein, Kass & Company, P.C. to the incorporation by reference on Form S-3.

23.3	Consent of KPMG LLP to the incorporation by reference on Forms S-8 and S-3.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.