Form 10QSB
period 2005-12-31
INTERNATIONAL ASSETS HOLDING CORP
filed 2006-02-14
CIK 913760

U.S. Securities and Exchange Commission

Washington D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The issuer had 7,564,886 outstanding shares of common stock as of February 10, 2006.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31, 2005	September 30, 2005
	(unaudited)
Assets
Cash	$15,035,975	$6,614,476
Cash and cash equivalents deposited with brokers, dealers and clearing organization	8,620,068	13,627,410
Receivable from brokers, dealers and clearing organization	8,852,981	3,609,560
Receivable from customers	15,545,362	15,648,128
Financial instruments owned, at fair value	50,233,676	71,376,387
Physical commodities inventory, at cost	1,035,574
Trust certificates, at cost	24,539,348	24,539,348
Investment in asset management joint venture	763,662	676,660
Investment in INTL Consilium sponsored fund, at fair value	3,319,998	3,270,431
Deferred income tax asset, net	90,942	82,285
Fixed assets and leasehold improvements at cost, net of accumulated depreciation and amortization	595,301	563,995
Intangible assets, net of accumulated amortization	204,167	233,333
Goodwill	6,062,883	6,053,423
Other assets	1,030,872	723,716

Total assets	$135,930,809	$147,019,152

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$142,980	$189,609
Financial instruments sold, not yet purchased, at fair value	71,411,248	92,015,989
Payable to banks under loans and overdrafts	18,618,898	12,847,382
Payable to brokers, dealers and clearing organization	6,155,418	4,372,162
Payable to customers	4,193,848	3,205,989
Accrued compensation and benefits	1,798,927	2,059,189
Accrued expenses	430,884	418,115
Income taxes payable	1,276,192	1,152,521
Deferred acquisition consideration payable	1,962,160	2,352,700
Other liabilities	268,700	333,592

Total liabilities	106,259,255	118,947,248

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 12,000,000 shares; issued and outstanding 7,457,253 shares at December 31, 2005 and 7,425,936 shares at September 30, 2005	74,572	74,259
Additional paid-in capital	28,603,859	28,050,077
Retained earnings (deficit)	993,123	(52,432)

Total stockholders’ equity	29,671,554	28,071,904

Total liabilities and stockholders’ equity	$135,930,809	$147,019,152

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months ended December 31, 2005 and 2004

(Unaudited)

	2005	2004
		as restated
Revenues:
Sales of physical commodities	$11,812,908	$—
Net dealer inventory and investment gains	6,941,887	5,840,271
Equity in income from asset management joint venture	87,002	39,358
Other	207,680	205,670

Total revenues	19,049,477	6,085,299
Cost of sales of physical commodities	10,719,576

Operating revenues	8,329,901	6,085,299
Interest expense	528,504	176,912

Net revenues	7,801,397	5,908,387

Non-interest expenses:
Compensation and benefits	3,398,992	2,608,481
Clearing and related expenses	1,606,908	1,429,839
Occupancy and equipment rental	253,727	173,135
Professional fees	164,481	121,938
Depreciation and amortization	89,132	74,446
Business development	170,931	178,009
Insurance	214,354	132,407
Other	220,722	196,201

Total non-interest expenses	6,119,247	4,914,456

Income before income tax expense and minority interest	1,682,150	993,931

Income tax expense	636,595	375,327

Income before minority interest	1,045,555	618,604
Minority interest in income of consolidated entity		6,437

Net income	$1,045,555	$612,167

Earnings per share:
Basic	$0.14	$0.09

Diluted	$0.13	$0.08

Weighted average number of common shares outstanding:
Basic	7,438,507	7,085,836

Diluted	8,127,099	7,998,299

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended December 31, 2005 and 2004

(Unaudited)

	2005	2004
		as restated
Cash flows from operating activities:
Net income	$1,045,555	$612,167
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and loss on disposals	89,132	74,446
Deferred income taxes	(8,657)	(78,532)
Equity in income from asset management joint venture	(87,002)	(39,358)
Amortization of stock option expense for consultants	2,846
Unrealized investment gain from INTL Consilium Sponsored Fund	(49,567)	(45,310)
Changes in operating assets and liabilities:
Receivable from brokers, dealers and clearing organization	(5,243,421)	(11,400,466)
Receivable from customers	238,057	(624,813)
Financial instruments owned, at fair value	21,142,711	1,672,153
Physical commodities inventory, at cost	(1,035,574)
Other assets	(307,156)	(220,980)
Financial instruments sold, not yet purchased, at fair value	(20,740,032)	2,714,992
Accounts payable	(46,629)	(135,890)
Payable to brokers, dealers and clearing organization	1,783,256	(1,478,208)
Payable to customers	987,859	11,468,320
Accrued compensation and benefits	(260,262)	(167,271)
Accrued expenses	12,769	(123,979)
Income taxes payable	484,452	380,539
Other liabilities	(64,892)	337,298

Net cash provided by (used in) operating activities	(2,056,555)	2,945,108

Cash flows from investing activities:
Payments related to acqusition of INTL Global Currencies	(400,000)
Purchase of fixed assets and leasehold improvements	(91,272)	(62,318)

Net cash used in investing activities	(491,272)	(62,318)

Cash flows from financing activities:
Payable to banks under loans and overdrafts	5,771,516	(3,943,753)
Exercise of stock options	190,468	71,872

Net cash provided by (used in) financing activities	5,961,984	(3,871,881)

Net increase (decrease) in cash and cash equivalents	3,414,157	(989,091)
Cash and cash equivalents at beginning of period	20,241,886	21,084,467

Cash and cash equivalents at end of period	$23,656,043	$20,095,376

Supplemental disclosure of cash flow information:
Cash paid for interest	$515,043	$176,912

Income taxes paid	$150,000	$73,320

Supplemental disclosure of noncash investing activities:
Assumption of trust certificates, at cost, net of partial releases, with related financial instruments sold, not yet purchased, at market value and receivable from customers	$—	$29,739,902

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2005

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, such financial statements reflect all adjustments (consisting of normal recurring items) necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2005, contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 filed with the Securities and Exchange Commission.

Revenues Reported on Gross Basis

In accordance with the guidelines provided in EITF Issue No. 99-19, the Company has determined that revenues of the Company’s physical base metals trading business, which commenced in October 2005, should be reported on a gross basis, with the corresponding cost of sales shown separately. This matter is discussed further in note 18, under the heading ‘Commodities Trading’.

Current Subsidiaries and Operations

As used in this Form 10-QSB, the term “Company” refers, unless the context requires otherwise, to International Assets Holding Corporation and its subsidiaries on a consolidated basis. The Company’s subsidiaries are INTL Trading, Inc. (“INTL Trading”), INTL Commodities, Inc. (“INTL Commodities”), INTL Assets, Inc. (“INTL Assets”), INTL Holding (U.K.) Limited, INTL Global Currencies Limited (INTL Global Currencies) and IAHC (Bermuda) Ltd. The Company also owns a 50.1% interest in INTL Consilium, LLC (“INTL Consilium”), an investment advisory firm that focuses on the emerging market asset class. INTL Consilium is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company operates as a wholesale international financial firm in five business segments – international equities market making, international debt capital markets, foreign exchange trading, commodities trading and asset management. The majority of the trading and market-making activities are undertaken as principal in order to provide our institutional customers with efficient execution and liquidity in these markets. Periodically the Company may take proprietary positions in these markets. The Company:

•	is a leading U.S. market-maker in select foreign securities, including unlisted ADRs, foreign common shares and OTC domestic bulletin board stocks;

•	trades actively in a wide variety of international debt instruments and arranges international debt transactions;

•	trades select illiquid currencies of developing countries;

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

•	provides a full range of trading and hedging capabilities in select precious metals and base metals to producers, refiners, recyclers and consumers, including trading of physical metals; and

•	through INTL Consilium, provides investment advisory services.

(2)	Restatement

In May 2005, the Company restated its financial statements for, inter alia, the quarter ended December 31, 2004. The restatement, as it affected the results for the quarter ended December 31, 2004, related to the accounting for certain operating leases. Previously, while the benefits of certain periods of free or reduced rent had been spread across the lease terms, the Company had not properly allocated scheduled rent escalations across the lease terms. The restatement increased rent expense to spread scheduled rent escalations on a straight-line basis over the contractual lease terms, in accordance with FAS 13, Accounting for Leases. As a result of this restatement, rental expense for the fiscal quarter ended December 31, 2004 was increased by $7,911.

The restatement had no effect on cash flow for the quarter ended December 31, 2004. The table below gives a comparison between the affected amounts as previously reported and as restated.

	Quarter Ended Dec. 31, 2004 previously reported	Quarter Ended Dec. 31, 2004 restatement adjustment	Quarter Ended Dec. 31, 2004 as restated
Occupancy and equipment rental	165,224	7,911	173,135
Non-interest expenses	4,906,545	7,911	4,914,456
Income (loss) before income taxes	1,001,842	(7,911)	993,931
Income tax expense	378,550	(3,223)	375,327
Income before minority interest	623,292	(4,688)	618,604
Net income (loss)	616,855	(4,688)	612,167

Net income (loss) per share - basic	$0.09		$0.09
Net income (loss) per share - diluted	$0.08		$0.08

(3)	Stock-Based Employee Compensation

In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation, which generally permits entities to recognize as expense over the vesting period the fair value of all stock-based awards calculated on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25, which provides that compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price and if disclosure is made on a pro forma basis of the expense which would have been recognized if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the required pro forma disclosure provisions of SFAS No. 123.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

If the Company had determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income and earnings per share would be as reflected in the pro-forma amounts indicated below:

For the three months ended December 31,		2005	2004
			as restated
Net income	As reported	$1,045,555	$612,167
Pro forma option compensation expense	Pro forma	$(156,433)	$(117,923)

Net income	Pro forma	$889,122	$494,244

Basic earnings per share	As reported	$0.14	$0.09
	Pro forma	$0.12	$0.07
Diluted earnings per share	As reported	$0.13	$0.08
	Pro forma	$0.11	$0.06

(4)	Effects of Recent Accounting Pronouncements and Interpretations

There have been no accounting pronouncements or interpretations since the date of preparation of the Company’s consolidated financial statements for the fiscal year ended September 30, 2005 that have had an effect on the Company.

(5)	Basic and Diluted Earnings per Share

Basic earnings per share for the three months ended December 31, 2005 and 2004 have been computed by dividing net income by the weighted average number of common shares outstanding.

Options to purchase 126,750 and 53,600 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended December 31, 2005 and 2004, respectively, because the exercise prices of these options exceeded the average market price of the common stock for the period (i.e. they were anti-dilutive).

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

For the three months ended December 31,	2005	2004
		as restated
Diluted earnings per share
Numerator:
Net income	$1,045,555	$612,167
Denominator:
Weighted average number of:
Common shares outstanding	7,438,507	7,085,836
Dilutive potential common shares outstanding	688,592	912,463

	8,127,099	7,998,299

Diluted earnings per share	$0.13	$0.08

(6)	Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

(7)	Investment in Asset Management Joint Venture

The Company is the owner of a 50.1% interest in INTL Consilium, with the remaining 49.9% owned by Consilium Investment Capital, Inc. (“CIC”). The Company is entitled to receive 50.1% of the profits and losses of INTL Consilium. The Company and CIC are each entitled to appoint two of the four directors of INTL Consilium. Two principals of CIC actively manage the business of INTL Consilium. The Company has assessed the joint venture using the consolidation criteria in FIN 46R and concluded that INTL Consilium is not a variable interest entity. Accordingly, the Company assessed the consolidation criteria established by EITF 96-16 by reviewing the voting rights of each investor in INTL Consilium and, due to certain specified operating matters that require board approval, concluded that its investment in INTL Consilium should be accounted for utilizing the equity method of accounting.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

For the quarters ended December 31, 2005 and 2004 the Company recorded revenue of $87,002 and $39,358, respectively, representing the Company’s equity in the net income of INTL Consilium. Below are the unaudited condensed statements of operations of INTL Consilium for the quarters ended December 31, 2005 and 2004, and the condensed balance sheets at December 31, 2005 and September 30, 2005.

INTL Consilium, LLC

Condensed Statements of Operations

For the quarters ended December 31	2005	2004
Total revenues	$485,612	$271,983
Expenses	311,954	193,424

Net income	$173,658	$78,559

Condensed Balance Sheets

	December 31, 2005	September 30, 2005
Assets
Cash	$230,313	$213,863
Management and investment advisory fees receivable	731,191	574,019
Investment in INTL Consilium sponsored fund	302,812	297,193
Property and equipment, net	33,991	27,166
Other assets	62,717	33,437

Total assets	$1,361,024	$1,145,678

Liabilities and Members’ Equity
Liabilities:
Accounts payable	$79,106	$34,955
Accrued compensation and benefits	155,645	158,109

Total liabilities	234,751	193,064

Members’ equity	1,126,273	952,614

Total liabilities and members’ equity	$1,361,024	$1,145,678

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(8)	Goodwill and Intangible Assets

The Company acquired the foreign exchange business of INTL Global Currencies Limited in 2004. The purchase price paid by the Company for the acquisition exceeded the net asset value received by $2,488,565. Of this amount, $350,000 was allocated to intangible assets and the balance of $2,138,565 was treated as goodwill. The Company has accrued additional goodwill of $3,924,318 under the earn-out provisions of the purchase agreement. As of December 31, 2005, the Company has paid $1,962,158 of the additional goodwill. The balance of the additional goodwill accrual of $1,962,160 is reported as deferred acquisition consideration payable in the Company’s consolidated balance sheets.

The goodwill related to the INTL Global Currencies acquisition is as follows:

Cash premium paid to sellers	$1,000,000
Cash paid for net assets received	3,577,375
Negotiation differences for fixed assets and stamp duty	(49,982)
Legal and accounting fees	67,047
Value of 150,000 common shares at $9.81 per share	1,471,500

Total payments of cash and shares	6,065,940

Less: Fair value of net assets received	3,577,375

Less: Intangible assets identified by independent valuation	350,000

Initial goodwill	2,138,565

Additional goodwill under earnout	3,924,318

Total goodwill	$6,062,883

The additional goodwill will be calculated for each period as each earn-out payment is earned and an adjustment will be recorded to goodwill. The first two earn-out installments of $1,562,158 and $400,000 were paid in August 2005 and November 2005, respectively. The third earn-out installment of $400,000 is due on or by March 1, 2006. Four additional minimum payments of $390,540 each are due on or by May 30, 2006, August 29, 2006, November 29, 2006 and March 1, 2007. These quarterly payments have a maximum ceiling of $400,000. Further payments may be due, calculated at 10% of revenues exceeding $10,000,000 in the annual period ending June 30, 2006, and 10% of revenue exceeding $5,000,000 in the six month period ending December 31, 2006.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

The intangible assets identified by an independent valuation related to the INTL Global Currencies acquisition are as follows:

Intangible assets	December 31, 2005	September 30, 2005
Noncompete agreement	$150,000	$150,000
Trade name	100,000	100,000
Customer base	100,000	100,000

Total intangible assets	350,000	350,000
Less: Amortization of intangible assets	145,833	116,667

Intangible assets, net	$204,167	$233,333

The intangible assets are amortized over their useful lives of three years.

(9)	Related Party Transactions

One of the Company’s principal shareholders has made an investment, valued at approximately $97,000,000 as of December 31, 2005, in a hedge fund managed by INTL Consilium. An executive of this shareholder is a director of the Company.

(10)	Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased, at Market Value

Financial instruments owned and financial instruments sold, not yet purchased, at December 31, 2005 and September 30, 2005 consisted of trading and investment financial instruments at market values as follows:

	Owned	Sold, not yet purchased
December 31, 2005:
Common stock and American Depository Receipts	$3,196,748	$2,913,188
Foreign ordinary stocks, paired with their respective American Depository Receipts	18,124,272	18,202,023
Corporate and municipal bonds	4,355,940	279,594
Foreign government obligations	842,594	1,594,343
Negotiable instruments (promissory notes)	7,812,476
U.S. Treasury Bonds under total return swap transactions		24,693,379
Options and futures	13,135,097	13,227,471
Commodities	2,736,100	10,501,250
Other investments	30,449

	$50,233,676	$71,411,248

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

	Owned	Sold, not yet purchased
September 30, 2005:
Common stock and American Depository Receipts	$2,638,594	$4,155,632
Foreign ordinary stocks, paired with their respective American Depository Receipts	28,707,227	28,918,901
Corporate and municipal bonds	3,872,620	254,916
Foreign government obligations	1,183,256	2,479,050
Negotiable instruments (promissory notes)	7,776,735
U.S. Treasury Bonds under total return swap transactions		24,558,088
Options and futures	3,338,381	3,181,690
Commodities	23,822,912	28,450,818
U.S. Government obligations		16,894
Other investments	36,662

	$71,376,387	$92,015,989

(11)	Physical Commodities Inventory

The Company commenced physical base metals trading activities during the quarter ended December 31, 2005 and at the end of this quarter had physical base metals inventory of $1,035,574. Physical commodities inventory is valued at the lower of cost or market value, determined using the specific identification weighted average price method.

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

The total fees received and to be received on the Transactions, as well as the associated variable compensation payable, are spread on a straight-line basis over the terms of the Transactions. Non-refundable fees received but not yet recognized as revenue, amounting to $146,956, appear as a liability on the Condensed Consolidated Balance Sheets as at December 31, 2005 under “Other liabilities”. Non-recoverable costs incurred in connection with the Transactions but not yet recognized as expenses, amounting to $44,087, appear as an asset under “Other assets” at the same date.

(13)	Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and proprietary trading in the foreign exchange and commodities trading business. The Company has sold financial instruments that it does not currently own and will therefore be obligated to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements at December 31, 2005 at market values of the related financial instruments (totaling $71,411,248). The Company will incur losses if the market value of the financial instruments increases subsequent to December 31, 2005. The total of $71,411,248 includes $13,227,471 for options and futures contracts, which represent a liability of the Company based on their market value as of December 31, 2005.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

Listed below is the fair value of trading-related derivatives as of December 31, 2005 and September 30, 2005. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	December 31, 2005	December 31, 2005	September 30, 2005	September 30, 2005
	Assets	Liabilities	Assets	Liabilities
Interest Rate Derivatives	$9,525	$—	$29,525	$—
Foreign Exchange Derivates	47,899	42,676	17,127
Commodity Price Derivatives	13,077,673	13,184,795	3,291,729	3,181,690

Total	$13,135,097	$13,227,471	$3,338,381	$3,181,690

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

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(14)	Payable to Banks Under Loans and Overdrafts

At December 31, 2005, the Company had five lines of credit with three commercial banks totaling $45,000,000. Four of the credit facilities are secured by certain assets. Total interest expense related to these facilities was approximately $228,400 for the quarter ended December 31, 2005. The interest rate terms for these facilities range from 1.25% to 2.75% over the London Interbank Offered Rates (‘LIBOR’) (approximately 4.3% at December 31, 2005).

In addition, the Company has a $5,000,000 line of credit with one commercial bank for the exclusive purpose of issuing letters of credit. This line of credit requires a 20% cash margin deposit and requires the security of the assets covered by the letter of credit. Letters of credit issued under this line of credit totaled $1,400,000 at December 31, 2005.

At December 31, 2005 the Company had the following credit facilities:

Maximum Amount	Borrowing at December 31, 2005	Security	Maturity
$10,000,000	$5,317,375	Certain foreign exchange assets	March 31, 2006
8,000,000	4,000,000	Unsecured	March 31, 2007
10,000,000		All assets of INTL Commodities	On demand
7,000,000	2,101,523	Certain commodities assets	On demand
10,000,000	7,200,000	Certain trade finance assets	On demand

$45,000,000	$18,618,898

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

At December 31, 2005 and September 30, 2005, the U.S. dollar equivalent of the components of the net borrowing under the overdraft facilities were as follows:

	December 31, 2005 Positive balance (overdraft) U.S. dollar equivalent	September 30, 2005 Positive balance (overdraft) U.S. dollar equivalent
Payable to Banks: banks:
Lines of credit
Australian Dollar	$—	$(10,298)
Danish Krone	(3,984)	(135,145)
Euro	(1,315,614)	(1,174,949)
Hong Kong Dollar	(102,145)
Singapore Dollar	(12,868)
South African Rand		(314,563)
Swiss Francs	(2,962,155)	(441,627)
United Kingdom Pound Sterling	(920,609)
United States Dollar	(13,301,523)	(7,770,737)

Total payable under lines of credit	$(18,618,898)	$(9,847,319)

Overdraft facility with one U.S. Bank United States Dollar	$—	$(3,000,000)
Overdraft with other financial institutions Danish Krone		(63)

Overdraft subtotal	$—	$(3,000,063)

Total payable to banks under loans and overdrafts	$(18,618,898)	$(12,847,382)

(15)	Capital and Cash Reserve Requirements

INTL Trading is a member of the NASD and is subject to the SEC Uniform Net Capital Rule 15c3-1. This Rule requires the maintenance of minimum net capital in an amount equal to the greater of $100,000, 6-2/3% of aggregate indebtedness, or $2,500 for each security in which a market is made with a bid price over $5 and $1,000 for each security in which a market is made with a bid price of $5 or less with a ceiling of $1,000,000, and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. Equity capital may not be withdrawn if the resulting net capital ratio would exceed 10 to 1. At December 31, 2005, INTL Trading’s net capital was approximately $3,459,000 which was approximately $2,459,000 in excess of its minimum requirement of $1,000,000. Its ratio of aggregate indebtedness to net capital was 1.67 to 1 and the percentage of debt to debt-equity total computed in accordance with Rule 15c3-1(d) was 27%.

INTL Trading is exempt from SEC Rule 15c3-3 pursuant to the exemptive provision under subparagraph (k)(2)(ii) and, therefore, is not required to maintain a “Special Reserve Bank Account for the Exclusive Benefit of Customers”.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

(16)	Stock Options

During the three months ended December 31, 2005, the Company granted stock options covering 146,850 shares of common stock. During the three months ended December 31, 2005, stock options covering 31,317 shares of common stock were exercised and 3,700 shares expired. As of December 31, 2005, the Company had outstanding options covering a total of 1,120,349 shares of common stock and had 123,618 shares available for issuance under its existing option plans.

Stock options granted during the three months ended December 31, 2005 consisted of the following:

Options Granted		Exercise Price Expiration
	Grant Date	Per Share	Date	Exercisable
23,850	11/01/05	$8.45	11/30/05	(a	)
58,000	12/02/05	$8.80	12/02/09	(b	)
65,000	12/02/05	$10.12	12/02/09	(b	)

146,850

(a)	100% exercisable on or after November 1, 2005. 20,150 shares were exercised by November 30, 2005 and 3,700 shares expired.
(b)	Exercisable at 33% after year one, 33% after year two and 34% after year three.

The Company did not recognize any compensation expense in connection with the grant of stock options covering 126,850 shares during the three months ended December 31, 2005, because the exercise price on the date of grant for each option was equal to or greater than the fair market value of the common stock on the date of grant. During the three month period ended December 31, 2005, the Company recognized an additional $2,846 of non-cash expense related to the grant of 20,000 nonqualified stock options made on December 2, 2005 to two consultants of the Company in accordance with EITF No. 96-18 and EITF No. 00-18. The total expense of $2,846 was determined by utilizing an amortization period equal to the vesting period for the options and calculating the options’ value based on the Black-Scholes option pricing model.

(17)	Commitments and Contingent Liabilities

In November 2005, INTL Global Currencies entered into a new office lease for approximately 3,900 square feet for its London operations and administration. The lease commenced during December 2005 and expires in December 2012. The lease includes 18 months free rent. Future minimum lease payments per fiscal year are as follows: $60,500 for 2006, $128,000 for 2007, $238,600 per year for 2008 through 2012 and $59,600 thereafter. INTL Global Currencies expects to incur approximately $100,000 for leasehold improvements in addition to a refurbishment reimbursement allowance of approximately $97,000. The lease required a deposit of approximately $83,000 that was paid in November 2005, and is included in ‘Other assets’.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

In December 2005, the Company changed its securities clearing organization to the Broadcort division of Merrill Lynch, Pierce, Fenner & Smith, Inc. The Company executed a clearing agreement that includes a $100,000 deposit and an initial term of two years. Thereafter there will be automatic one year renewal terms, unless the Company or Broadcort gives 90 days’ notice of its intention not to renew either at the end of the initial term or any succeeding one year renewal period. In the event the Company does not use this 90 day notice provision and terminates the agreement effective before the conclusion of the initial two year term or any automatic extension period, the Company will immediately owe the greater of 1) the sum of all continuing minimum payments ($25,000 per month) through the end of the initial term or extension period or 2) the total value of the clearing deposit at the time of termination.

(18)	Segment Analysis

International Assets Holding Corporation and its subsidiaries form a financial services group focused on select international securities and commodities markets. The Company’s activities are currently divided into five functional areas — international equities market making, international debt capital markets, foreign exchange trading, commodities trading and asset management. The Company’s asset management activities will not be separately reported until certain asset and revenue levels are achieved.

The majority of the trading and market-making activities are undertaken as principal in order to provide our institutional customers with efficient execution and liquidity in these markets. Periodically the Company takes proprietary positions in these markets.

The commodities trading segment, previously aggregated with the foreign exchange trading segment, is reported separately here for the first time.

International Equities Market-making:

Through INTL Trading, the Company acts as a wholesale market maker in select foreign securities including unlisted American Depositary Receipts (ADRs) and foreign ordinary shares. INTL Trading provides execution and liquidity to national broker-dealers, regional broker-dealers and institutional investors.

International Debt Capital Markets:

The Company actively trades a wide variety of international debt instruments including both investment grade and higher yielding emerging market bonds with particular focus on smaller emerging market sovereign, corporate and bank bonds that trade worldwide on an over-the-counter basis. The Company also arranges international debt transactions for issuers located primarily in emerging markets. These transactions include bond issues, syndicated loans, asset securitizations as well as forms of other negotiable debt instruments. The revenues, expenses, assets and liabilities relating to the Trust Certificate and Total Return Swap discussed in note 12 are included in this segment.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

Foreign Exchange Trading:

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

Commodities Trading

The Company provides a full range of trading and hedging capabilities to select producers, consumers, recyclers and investors in precious metals and some base metals. Acting as a principal, the Company commits its own capital to buy and sell the metals on a spot and forward basis.

The Company has recruited an experienced base metals trading team which commenced trading in October 2005. The initial focus of this team is on physical lead trading, providing lead principally to manufacturers of batteries. It will seek other commodities opportunities in due course. In accordance with the guidelines provided in EITF 99-19 the Company has determined that revenues of commodities that are physically delivered and not readily convertible to cash, applicable in the case of the physical lead trading business, should be reported on a gross basis. All the Company’s other businesses, including the precious metals trading business, also falling within the ‘Commodities Trading’ segment, report their revenues on a net basis. Inventory that is held for physical delivery and not readily convertible to cash is valued at the lower of cost or market value. This is also applicable in the case of the physical lead trading business, unlike inventory positions in all the Company’s other businesses, in which inventory positions are marked to fair value. The risk of adverse price movements between the date of acquisition of physical commodities and delivery to the customer may be hedged through taking appropriate traded derivative positions. In the case of the physical lead trading business, the Company’s price risk mitigation does not qualify for hedge accounting under GAAP. As a result, the Company’s commodities trading earnings may be subject to increased volatility.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

Other

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

The total revenues as reported for Q1 2006 are not comparable with the total revenues reported for prior periods because they combine gross revenues for the physical commodities business and net revenues for all other businesses. In order to achieve comparability, and to reflect the way that the Company’s management views the results, the tables below also show the segmental contribution to ‘Operating revenues’, which is shown on the face of the Condensed Consolidated Statements of Operations and which is calculated by deducting physical commodities cost of sales from total revenues.

Segment data includes the profitability measure of net contribution by segment. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. Net contribution is calculated as revenue less direct cost of sales, clearing and clearing related charges and variable trader compensation. Variable trader compensation represents a fixed percentage of an amount equal to revenues produced less clearing and related charges, base salaries and an overhead allocation.

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

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

Information concerning operations in these segments of business is shown in accordance with SFAS 131 as follows:

For the quarter ended December 31,	2005	2004
Revenues:
International equities market-making	$3,361,000	$2,517,000
International debt capital markets	878,000	628,000
Foreign exchange trading	2,364,000	2,335,000
Commodities trading	12,164,000	471,000
Other	282,000	134,000

Total	$19,049,000	$6,085,000

Operating revenues
International equities market-making	$3,361,000	$2,517,000
International debt capital markets	878,000	628,000
Foreign exchange trading	2,364,000	2,335,000
Commodities trading	1,445,000	471,000
Other	282,000	134,000

Total	$8,330,000	$6,085,000

Net contribution:
(Revenue less cost of sales, clearing and related and variable trader bonus compensation):
International equities market-making	$1,607,000	$1,056,000
International debt capital markets	686,000	444,000
Foreign exchange trading	1,802,000	1,793,000
Commodities trading	844,000	338,000
Other		—

Total	$4,939,000	$3,631,000

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, continued

December 31,	2005	2004
		as restated
Total assets:
International equities market-making	$25,177,000	$18,146,000
International debt capital markets	46,984,000	37,942,000
Foreign exchange trading	23,553,000	40,085,000
Commodities trading	33,582,000	5,992,000
Other	6,635,000	5,906,000

Total	$135,931,000	$108,071,000

Reconciliation of net contribution to income before income tax expense:
Net contribution allocated to segments	$4,939,000	$3,631,000
Fixed costs not allocated to operating segments	3,257,000	2,637,000

Income before income taxes and minority interest	$1,682,000	994,000

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

Principal Activities

The Company’s principal activities include market-making and trading in international financial instruments, foreign currencies and commodities, and asset management. The markets in which the Company operates are highly competitive and volatile. The Company has little or no control over many of the factors which affect its operations. As a result, the Company’s earnings are subject to potentially wide fluctuations. The Company seeks to counteract many of these influences by focusing on niche, uncorrelated markets and, when possible, linking the Company’s expenses to revenues.

The Company believes that it continues to make significant progress in its effort to build a diversified financial services firm focusing on niche markets. During the last three years, the Company has successfully acquired or established businesses in key product areas and geographic locations. The Company’s activities are currently divided into international equities market-making, international debt capital markets, foreign exchange and commodities trading, and asset management. As a result of the growth in the foreign exchange trading business following the July 2004 acquisition of INTL Global Currencies and the recent growth in the Company’s commodities trading business, the Company believes that it is now less vulnerable to cycles in individual product areas. The Company believes that its strategy of linking expenses to revenues will also help to lessen the negative impact of adverse market conditions which occur periodically in international securities and financial markets.

The Company is currently focused on increasing revenue and market share for each of its established business activities.

Recent Developments

The Company has recruited a base metals trading team that commenced business in New York in October 2005 and whose initial focus is on physical lead trading. The Company expects that this business will take advantage of other commodities opportunities over time. Prior to the quarter ended December 31, 2005, the Company had combined its foreign exchange trading and commodities trading for segmental reporting purposes. The Company will show commodities trading as a separate segment commencing with the quarter ended December 31, 2005.

Results of operations for the three months ended December 31, 2005 and 2004 (“Q1 2006” and “Q1 2005”)

The Company’s total revenues for Q1 2006 include, for the first time, the gross sales of the Company’s physical base metals business, which provides physical delivery of base metals to customers. Certain features of this business make it ineligible for net reporting of its revenues under generally accepted accounting principles in the United States of America (“GAAP”). All the Company’s other businesses report their revenues on a net basis. Commodities inventory held for physical delivery and not readily convertible to cash is valued at the lower of cost or market value, unlike inventory positions in all the Company’s other businesses, in which inventory positions are marked to fair value. The risk of adverse price movements between the date of acquisition of physical commodities and delivery to the customer may be hedged through taking appropriate traded derivative positions. In the case of the physical lead trading business, the Company’s price risk mitigation does not qualify for hedge accounting under GAAP. As a result, the Company’s commodities trading earnings may be subject to increased volatility.

The total revenues as reported for Q1 2006 are not comparable with the total revenues reported for prior periods because they combine gross revenues for the physical base metals business and net revenues for all other businesses. The Company’s management views ‘Operating revenues’, shown on the face of the Condensed Consolidated Statements of Operations and calculated by deducting cost of sales from total revenues, as a more meaningful number for comparison with prior periods.

Operating revenues for Q1 2006 were $8,330,000, compared to $6,085,000 for Q1 2005, an increase of 37%. Total non-interest expenses for Q1 2006 were 25% higher than those in Q1 2005, while interest expense increased by $352,000. The Company’s net income increased from $612,000 during Q1 2005 to $1,046,000 during Q1 2006. EBITDA, reconciled to net income in a table below, increased by 81% from $1,196,000 to $2,160,000.

The results reflect the benefits of further diversification into select non-correlated markets. The total non-interest expenses increased by 25%, a lower rate than the 37% increase in net operating revenues, allowing the Company to show a 71% increase in net income.

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

The following table reflects the sources of the Company’s operating revenues as a percentage of the Company’s total operating revenues for Q1 2006 and Q1 2005.

	Percentage of total operating revenues	Percentage of total operating revenues	Percentage change
	Q1 2006	Q1 2005	2005-2006
International equities market-making	41%	42%	34%
International debt capital markets	11%	10%	40%
Foreign exchange trading	28%	38%	1%
Commodities trading	17%	8%	207%
Other	3%	2%	110%
Total operating revenues	100%	100%	37%

The Company utilizes net contribution to assess performance of the Company’s business segments. Net contribution consists of net operating revenues from each business activity, less direct clearing and clearing related changes and variable trader compensation. The following table reflects the sources of the Company’s net contribution as a percentage of the Company’s total net contribution for Q1 2006 and Q1 2005.

	Percentage of total net contribution	Percentage of total net contribution	Percentage change
	Q1 2006	Q1 2005	2005-2006
International equities market-making	33%	29%	52%
International debt capital markets	14%	12%	55%
Foreign exchange trading	36%	49%	1%
Commodities trading	17%	9%	150%
Total net contribution	100%	100%	36%

The following table reflects the principal components of the Company’s non-interest expenses as a percentage of the Company’s total non-interest expenses in Q1 2006 and Q1 2005.

	Percentage of total non-interest expenses	Percentage of total non-interest expenses	Percentage change
	Q1 2006	Q1 2005	2005-2006
Compensation and benefits	55.5%	53.1%	30.3%
Clearing and related expenses	26.3%	29.1%	12.4%
Occupancy and equipment rental	4.1%	3.5%	46.6%
Professional fees	2.7%	2.5%	34.9%
Depreciation and amortization	1.5%	1.5%	19.7%
Business development	2.8%	3.6%	-4.0%
Insurance	3.5%	2.7%	61.9%
Other expenses	3.6%	4.0%	12.5%
Total non-interest expenses	100%	100%	24.5%

The following table shows the Company’s earnings before interest, income taxes, depreciation, amortization and minority interest (‘EBITDA’), together with a reconciliation of EBITDA to net income, for the quarters ended December 31, 2005 and 2004.

EBITDA, a financial measure that is not recognized under GAAP, should not be construed as earnings before income taxes, net earnings or cash from operating activities as determined by GAAP. The Company defines EBITDA as net income before (i) interest income; (ii) interest expense; (iii) income taxes; (iv) depreciation and amortization; and (v) minority shareholder. Other companies may calculate EBITDA differently than the Company does.

EBITDA should not be considered as an alternative to cash flow from operating activities or as an alternative to net income or as an indicator of the Company’s operating performance or as an alternative to any other measures of performance derived in accordance with GAAP. The Company has included this non-GAAP financial measure because it believes that it permits investors to make a more meaningful comparison of performance between periods presented. In addition, the Company’s covenants contained in the loan agreements with certain of its lenders require certain debt to EBITDA ratios be maintained, thus EBITDA is used by management and the Company’s lenders in evaluating the Company’s performance.

	Q1 2006	Q1 2005	Percentage change 2005-2006
EBITDA	$2,160,000	$1,196,000	81%
Interest income	141,000	49,000
Interest expense	(529,000)	(177,000)
Depreciation and amortization	(89,000)	(74,000)
Income tax	(637,000)	(375,000)
Minority shareholders	—	(6,000)

Net income	$1,046,000	$612,000	71%

Net Income. The Company reported net income of $1,046,000 for the three months ended December 31, 2005 (“Q1 2006”), which equates to $0.14 per basic share and $0.13 per diluted share. This compares to net income of $612,000, or $0.09 per basic share and $0.08 per diluted share, for the three months ended December 31, 2004 (“Q1 2005”).

Total Revenues. The Company’s total revenues were $19,049,000 for Q1 2006 compared to $6,085,000 for Q1 2005. These two numbers are not comparable, as discussed above. The gross sales of the Company’s physical metals trading business, which commenced in October 2005, are reported in total revenues with the associated cost of sales separately reported. This is in contrast to the other businesses of the Company, whose net gains are reported in total revenues, and follows the requirements of GAAP. The Company believes that operating revenues, which are discussed below, provide a more meaningful basis for assessing the Company’s performance.

Total trading revenue includes the trading profits earned by the Company before the related expense deduction for American Depository Receipt conversion fees. These ADR fees are included in the statement of operations as part of “clearing and related expenses”.

Operating Revenues. Total operating revenues increased by 37% from $6,085,000 in Q1 2005 to $8,330,000 in Q1 2006. The most significant change has been the relative change in the source of the Company’s income resulting from the commencement of base metals trading in October 2005 and trading in platinum group metals in February 2005. In addition, the precious metals trading business benefited from higher bullion prices and increased market volatility. As a result, commodities trading produced $1,445,000, or 17% of total net operating revenues for Q1 2006, compared to $471,000, or 8% of total net operating revenues for Q1 2005. This represented an increase of 207%. Equity market-making operating revenues increased by 34% from $2,517,000 in Q1 2005 to $3,361,000 in Q1 2006, as a result of active market conditions. Equity market-making revenues include approximately $270,000 from trading in over-the-counter U.S. domestic stocks, a new business that started in Q1 2005, producing only $6,000 in that quarter. International debt capital markets revenue increased by 40% from $628,000 in Q1 2005 to $878,000 in Q1 2006, mainly as a result of the Company’s expanded structuring and origination capabilities. Foreign exchange trading revenues remained at consistently satisfactory levels, increasing by 1% from $2,335,000 in Q1 2005 to $2,364,000 in Q1 2006.

Net Contribution. Net contribution consists of revenues, less direct clearing and clearing related charges and variable trader compensation, as more fully described below. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. The net contribution allocated to each of the Company’s business segments is $4,939,000 for Q1 2006 compared to $3,631,000 for Q1 2005. Equity market-making revenues are stated before deduction of ADR conversion fees, while net contribution is stated after these fees. The 150% increase in the commodities trading contribution is the result of increased revenue from precious metals trading and the commencement of the base metals trading business in October 2005.

Equity in Income from Asset Management Joint Venture. The Company recognized revenue of $87,000 in Q1 2006 from its asset management joint venture, INTL Consilium, in which the Company has a 50.1% interest, compared with $39,000 in Q1 2005. INTL Consilium’s assets under management were $172,000,000 at December 31, 2005. One of the Company’s principal shareholders has an investment of $97,000,000 in the fund.

Interest Expense. The Company’s interest expense was $529,000 for Q1 2006, compared to $177,000 for Q1 2005. The expense in Q1 2006 consisted of $265,000 of interest on financial instruments sold, not yet purchased, due to an increase in ADR conversion activity, $65,000 of interest paid to banks in the foreign exchange trading business, $137,000 of interest paid to banks in the commodities and debt capital markets businesses and $26,000 of interest paid to banks for general purposes.

Total Non-interest Expenses. The Company’s total non-interest expenses increased by approximately 25% to $6,119,000 for Q1 2006 from $4,914,000 for Q1 2005. This increase was directly attributable to the expansion of the Company’s business, which resulted in higher compensation and benefits, rents, professional fees and health and other insurance costs.

Cost of Sales of Physical Commodities. As discussed above, the new physical metals trading business is reported on a gross basis, showing sales and cost of sales. The cost of sales is the cost of commodities sold and delivered to customers, including the cost of shipping, handling and storage.

Compensation and Benefits. The Company’s compensation and benefit expense increased 30% from $2,608,000 for Q1 2005 to $3,399,000 for Q1 2006. The increase was primarily a consequence of higher staff levels. The Company employed an average of 54 people in Q1 2005 and an average of 70 people in Q1 2006, an increase of 30%.

Clearing and Related Expenses. Clearing and related expenses increased by 12% from $1,430,000 for Q1 2005 to $1,606,000 for Q1 2006. The increase was primarily due to the increase in activity in the equity market-making business. The total ADR conversion fees were $531,000 and $485,000 for Q1 2006 and Q1 2005, respectively. On December 1, 2005 the Company changed its clearing organization to the Broadcort division of Merrill Lynch, Pierce, Fenner & Smith, Inc., having previously cleared its trades through Pershing LLC.

Occupancy and Equipment Rental. Occupancy and equipment rental expense increased by 47% from $173,000 for Q1 2005 to $254,000 for Q1 2006. This increase is primarily due to increased information systems equipment rental, from $84,000 in Q1 2005 to $142,000 in Q1 2006, and the lease of new office premises in London starting in December 2005.

Professional Fees. Professional fees principally consist of legal, taxation and accounting fees. These fees increased 35% from $122,000 for Q1 2005 to $164,000 for Q1 2006 mainly as a result of larger accruals for anticipated legal, tax and audit fees.

Depreciation and Amortization. Depreciation and amortization increased 20% from $74,000 for Q1 2005 to $89,000 for Q1 2006. The Company incurred additional depreciation and amortization costs in Q1 2006 due to depreciation of additional fixed assets in the New York office and amortization of intangible assets arising from the acquisition of INTL Global Currencies.

Business Development Expense. Business development expense decreased 4% from $178,000 for Q1 2005 to $171,000 for Q1 2006.

Insurance Expense. Insurance expense increased 62% from $132,000 in Q1 2005 to $214,000 in Q1 2006. The increase was primarily due to increases in the cost of health insurance caused by higher staff levels and increased cost per employee.

Other Operating Expenses. Other operating expenses increased 12% from $196,000 in Q1 2005 to $221,000 for Q1 2006. The increase was primarily related to value added taxes payable in the United Kingdom by INTL Global Currencies and Delaware franchise taxes.

Tax Expense. The Company recognized income tax expense of $637,000 for Q1 2006 compared with $375,000 for Q1 2005. The Company’s effective income tax rate was approximately 38% for Q1 2006 and Q1 2005.

Liquidity and Capital Resources

A substantial portion of the Company’s assets are liquid. The majority of the assets consist of financial instrument inventories, which fluctuate depending on the level of customer business. At December 31, 2005, approximately 73% of the Company’s assets consisted of cash, cash equivalents, receivables from brokers, dealers and clearing organization, marketable financial instruments and base metals inventory deliverable under long term sale contracts. All assets are financed by the Company’s equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and other payables.

The Company’s ability to receive distributions from INTL Trading, the Company’s broker-dealer subsidiary, is restricted by regulations of the SEC and the NASD. The Company’s right to receive distributions from its subsidiaries is also subject to the rights of the subsidiaries’ creditors, including customers of INTL Trading.

INTL Trading is subject to the net capital requirements of the SEC and the NASD relating to liquidity and net capital levels. At December 31, 2005, INTL Trading had regulatory net capital of approximately $3,459,000, which was $2,459,000 in excess of its minimum net capital requirement on that date. INTL Trading’s net capital at December 31, 2005 included two subordinated loans made by the Company to INTL Trading. A loan of $500,000 was made on January 31, 2003, has a scheduled maturity date of February 28, 2006, and has an interest rate of 3%. A second loan of $2,500,000 was made on May 10, 2004, has a scheduled maturity date of June 5, 2006, and has an interest rate of 3%. INTL Trading is not obligated to repay the loans at scheduled maturity if repayment would cause INTL Trading to violate its net capital requirements. If this occurs, INTL Trading’s obligation to repay the loan is deferred until these requirements can be satisfied. These inter-company loans, and the related interest income and interest expense, have been eliminated from the consolidated balance sheet and statements of operations of the Company as of December 31, 2005.

The Company’s assets and liabilities may vary significantly from period to period because of changes relating to customer needs and economic and market conditions. The Company’s operating activities generate or utilize cash resulting from net income or loss earned during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity and financial instruments inventory changes resulting from proprietary arbitrage trading strategies dictated by prevailing market conditions. The Company’s total assets at December 31, 2005 and September 30, 2005, were $135,931,000 and $147,019,000, respectively.

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

The Company’s borrowing facilities with banks have grown substantially since December 31, 2004. At that time, the Company had two facilities with U.S. banks under which the Company could borrow up to an aggregate of $13,500,000. At December 31, 2005 the Company had facilities with three U.S. banks in the United States under which the Company could borrow up to $45,000,000, as well as a $5,000,000 letter of credit facility with a fourth commercial bank.

In July 2004 the Company completed the acquisition of INTL Global Currencies. The Company is obligated to make certain earn-out payments to the sellers. The first two earn-out installments of $1,562,158 and $400,000 were paid in August 2005 and November 2005, respectively. The third earn-out installment of $400,000 is due on or by March 1, 2006. Four additional minimum payments of $390,540 each are due on or by May 30, 2006, August 29, 2006, November 29, 2006 and March 1, 2007. These quarterly payments have a maximum ceiling of $400,000. Further payments may be due, calculated at 10% of revenues exceeding $10,000,000 for the annual period ending June 30, 2006, and 10% of revenue exceeding $5,000,000 for the six month period ending December 31, 2006.

Cash Flows

The Company’s cash and cash equivalents increased from $20,242,000 at September 30, 2005 to $23,656,000 at December 31, 2005.

The major sources of cash were:

•	$992,000 from net income of $1,046,000, adjusted downwards by $54,000 for non-cash items.

•	$403,000 from a decrease in the Company’s net financial instruments position (i.e. financial instruments owned, foreign currency sold, not yet purchased and financial instruments owned, not yet purchased).

•	$1,226,000 from an increase in the Company’s net amount payable to customers and receivable from customers.

•	$5,772,000 from an increase in payable to banks under loans and overdrafts.

•	$190,000 from the exercise of stock options.

The major uses of cash were:

•	$3,460,000 from an increase in the Company’s net amount of receivables from and payables to brokers, dealers and clearing organization. At December 31, 2005 and September 30, 2005 these organizations owed/(were owed by) the Company $2,697,000 and ($763,000), net, respectively.

•	$1,036,000 from an increase in physical commodities inventory.

•	$400,000 payment related to Global Currencies acquisition earn-out goodwill.

•	$91,000 purchases of fixed assets and leasehold improvements.

Critical Accounting Policies

The Company’s Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. The Company’s significant accounting policies are described in the Summary of Significant Accounting Policies in the Consolidated Financial Statements set forth in the Company’s 10-KSB for the year ended September 30, 2005. The Company believes that of its significant accounting policies, those described below may, in certain instances, involve a high degree of judgment and complexity. These critical accounting policies may require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the Consolidated Financial Statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the financial statements. Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

Valuation of Financial Instruments and Foreign Currencies. Substantially all financial instruments are reflected in the financial statements at fair value or amounts that approximate fair value. These financial instruments include: cash, cash equivalents, and financial instruments purchased under agreements to resell; deposits with clearing organizations; financial instruments owned; and financial instruments sold but not yet purchased. Unrealized gains and losses related to these financial instruments are reflected in net earnings. Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. In some cases, even where the value of a financial instrument is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value. The value of foreign currencies, including foreign currencies sold, not yet purchased, are converted into their U.S. dollar equivalents at the foreign exchange rates in effect at the close of business at the end of the accounting period. For foreign currency transactions completed during each reporting period, the foreign exchange rate in effect at the time of the transaction is used.

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

Valuation of Physical Commodities Inventory. During the quarter ended December 31, 2005 the Company commenced base metals trading activities. Commodities inventory is valued at the lower of cost or market value, determined using the specific identification weighted average price method.

Revenue Recognition. The revenues of the Company are derived principally from realized and unrealized trading income in securities, derivative instruments, commodities and foreign currencies purchased or sold for the Company’s account. Realized and unrealized trading income is recorded on a trade date basis. Securities owned and securities sold, not yet purchased and foreign currencies sold, not yet purchased, are stated at market value with related changes in unrealized appreciation or depreciation reflected in net dealer inventory and investment gains. Interest income is recorded on the accrual basis and dividend income is recognized on the ex-dividend date.

Revenue on commodities that are purchased for physical delivery to customers and that are not readily convertible into cash is recognized at the point in time when the commodity has been shipped, title and risk of loss has been transferred to the customer, and the following conditions have been met: persuasive evidence of an arrangement exists, the price is fixed and determinable, and collectibility of the resulting receivable is reasonably assured.

The critical aspect of revenue recognition for the Company is recording all known transactions as of the trade date of each transaction for the financial period. The Company has developed systems for each of its businesses to capture all known transactions. Recording all known transactions involves reviewing trades that occur after the financial period that relate to the financial period. The accuracy of capturing this information is dependent upon the completeness and accuracy of the operations systems, including personnel, and the Company’s clearing firm.

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

Management believes that the volatility of earnings is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of daily revenue during Q1 2006. Because of integration issues this excludes the revenue produced by the base metals trading business that commenced in Q1 2006.

In the Company’s securities market-making and trading activities, the Company maintains inventories of equity and debt securities. In the Company’s commodities market-making and trading activities, the Company’s positions include physical inventories, forwards, futures and options. The Company’s commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. The Company monitors the aggregate position for each commodity in equivalent physical ounces. The table below illustrates, for Q1 2006, the Company’s average, greatest long, greatest short and minimum day-end positions by business segment. Because of integration issues this information is not available for the Company’s base metals trading activities.

Q1 2006 (amounts in $000s)	Average	Greatest Long	Greatest Short	Minimum Exposure
Equity Aggregate of Long and Short	$4,711	$6,532	n/a	$2,489
Equity Net of Long and Short	$422	$2,348	($1,953)	$43
Debt Aggregate of Long and Short	$4,642	$7,510	n/a	$2,046
Debt Net of Long and Short	$2,548	$4,615	n/a	$706
Foreign Currency Aggregate of Long and Short	$4,594	$8,915	n/a	$3156
Foreign Currency Net of Long and Short	$2,255	$4,674	($3,278)	($1,366)
Gold	($134)	$527	($1,063)	$2
Silver	($18)	$125	($1,962)	—
Platinum group metals	($60)	$615	($986)	$11

ITEM 3. CONTROLS AND PROCEDURES

In May 2005, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the Company needed to restate certain of the Company’s financial statements to correct errors in the application of accounting principles with respect to the accounting for: (i) the beneficial conversion feature embedded in the $12,000,000 convertible notes issued by the Company in March 2004; (ii) the recognition of rental expense for certain office leases; and (iii) the treatment of interest paid on the convertible notes for tax purposes. As a result, in May 2005 the Company restated its financial statements for the fiscal years ended September 30, 2002, 2003 and 2004, and the fiscal quarters ended December 31, 2003 and 2004.

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

In connection with the filing of this Form 10-QSB, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

Other then as noted above, there were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the quarter ended December 31, 2005.

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

b) Reports on Form 8-K

On December 1, 2005 the Company filed a Current Report on Form 8-K to report the entry into a material lease agreement.

On December 12, 2005 the Company filed a Current Report on Form 8-K to report the entry into a new clearing agreement.

On February 2, 2006 the Company filed a Current Report on Form 8-K to report the adoption of a Rule 10b5-1 trading plan by one of the Company’s directors and officers.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ASSETS HOLDING CORPORATION

Date 02/14/2006	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date 02/14/2006	/s/ Brian T. Sephton
Brian T. Sephton
Chief Financial Officer and Treasurer