Form 10QSB
period 2006-03-31
INTERNATIONAL ASSETS HOLDING CORP
filed 2006-05-10
CIK 913760

U.S. Securities and Exchange Commission

Washington D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The issuer had 7,578,336 outstanding shares of common stock as of May 4, 2006.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31, 2006	September 30, 2005
	(unaudited)	(audited)
Assets
Cash	$9,439	$6,615
Cash and cash equivalents deposited with brokers, dealers and clearing organization	9,009	13,627
Receivable from brokers, dealers and clearing organization	22,572	3,610
Receivable from customers	19,580	15,648
Financial instruments owned, at fair value	73,704	71,376
Physical commodities inventory, at cost	10,270
Trust certificates, at cost	24,539	24,539
Investment in asset management joint venture	597	677
Investment in INTL Consilium managed funds, at fair value	4,371	3,270
Deferred income tax asset, net	82	82
Fixed assets and leasehold improvements at cost, net of accumulated depreciation and amortization	694	564
Intangible assets, net of accumulated amortization	175	233
Goodwill	6,073	6,054
Other assets	959	724

Total assets	$182,064	$147,019

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$154	$190
Financial instruments sold, not yet purchased, at fair value	99,991	92,016
Payable to banks under loans and overdrafts	29,480	12,847
Payable to brokers, dealers and clearing organization	1,122	4,372
Payable to customers	14,475	3,206
Accrued compensation and benefits	2,335	2,059
Accrued expenses	670	418
Income taxes payable	967	1,153
Deferred acquisition consideration payable	1,572	2,353
Other liabilities	292	333

Total liabilities	151,058	118,947

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 12,000,000 shares; issued and outstanding 7,576,336 shares at March 31, 2006 and 7,425,936 shares at September 30, 2005	76	74
Additional paid-in capital	28,846	28,050
Retained earnings (deficit)	2,084	(52)

Total stockholders’ equity	31,006	28,072

Total liabilities and stockholders’ equity	$182,064	$147,019

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Six Months ended March 31, 2006 and 2005

(In thousands, except per share amounts)

(Unaudited)

	2006	2005
Revenues:
Sales of physical commodities	$27,696	$—
Net dealer inventory and investment gains	15,192	11,860
Equity in income from asset management joint venture	216	69
Other	607	313

Total revenues	43,711	12,242
Cost of sales of physical commodities	26,365

Operating revenues	17,346	12,242
Interest expense	1,001	473

Net revenues	16,345	11,769

Non-interest expenses:
Compensation and benefits	7,054	5,178
Clearing and related expenses	3,548	3,135
Occupancy and equipment rental	502	360
Professional fees	285	224
Depreciation and amortization	196	153
Business development	419	380
Insurance	433	302
Other	540	460

Total non-interest expenses	12,977	10,192

Income before income tax expense and minority interest	3,368	1,577

Income tax expense	1,232	572

Income before minority interest	2,136	1,005
Minority interest in income of consolidated entity		13

Net income	$2,136	$992

Earnings per share:
Basic	$0.28	$0.14

Diluted	$0.26	$0.12

Weighted average number of common shares outstanding:
Basic	7,499	7,186

Diluted	8,184	8,037

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months ended March 31, 2006 and 2005

(In thousands, except per share amounts)

(Unaudited)

	2006	2005
Revenues:
Sales of physical commodities	$15,883	$—
Net dealer inventory and investment gains	8,250	6,020
Equity in income from asset management joint venture	129	30
Other	399	107

Total revenues	24,661	6,157
Cost of sales of physical commodities	15,645	—

Operating revenues	9,016	6,157
Interest expense	472	296

Net revenues	8,544	5,861

Non-interest expenses:
Compensation and benefits	3,620	2,559
Clearing and related expenses	1,941	1,705
Occupancy and equipment rental	248	187
Professional fees	156	113
Depreciation and amortization	107	79
Business development	248	202
Insurance	219	169
Other	320	264

Total non-interest expenses	6,859	5,278

Income before income tax expense and minority interest	1,685	583

Income tax expense	595	197

Income before minority interest	1,090	386
Minority interest in income of consolidated entity	—	7

Net income	$1,090	$379

Earnings per share:
Basic	$0.14	$0.05

Diluted	$0.13	$0.05

Weighted average number of common shares outstanding:
Basic	7,561	7,289

Diluted	8,241	8,075

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended March 31, 2006 and 2005

(In thousands)

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$2,136	$992
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and loss on disposals	196	153
Deferred income taxes	—	153
Equity in income from asset management joint venture	(216)	(69)
Amortization of stock option expense for consultants	12
Unrealized investment gain from INTL Consilium managed funds	(96)	(87)
Changes in operating assets and liabilities:
Receivable from brokers, dealers and clearing organization	(18,962)	(4,060)
Receivable from customers	(3,735)	(1,207)
Financial instruments owned, at fair value	(2,328)	(13,226)
Physical commodities inventory, at cost	(10,270)
Income taxes receivable	—	27
Other assets	(235)	(189)
Financial instruments sold, not yet purchased, at fair value	7,778	12,035
Accounts payable	(36)	(139)
Payable to brokers, dealers and clearing organization	(3,250)	(8,821)
Payable to customers	11,269	5,555
Accrued compensation and benefits	276	(922)
Accrued expenses	252	172
Income taxes payable	175	253
Other liabilities	(41)	305

Net cash used in operating activities	(17,075)	(9,075)

Cash flows from investing activities:
Distribution of earnings from asset management joint venture	296
Payments related to acquisition of INTL Global Currencies	(800)
Investment in INTL Consilium managed fund	(1,005)
Purchase of fixed assets and leasehold improvements	(268)	(98)

Net cash used in investing activities	(1,777)	(98)

Cash flows from financing activities:
Payable to banks under loans and overdrafts	16,633	(41)
Exercise of stock options	425	639

Net cash provided by financing activities	17,058	598

Net decrease in cash and cash equivalents	(1,794)	(8,575)
Cash and cash equivalents at beginning of period	20,242	21,084

Cash and cash equivalents at end of period	$18,448	$12,509

Supplemental disclosure of cash flow information:
Cash paid for interest	$968	$473

Income taxes paid	$1,068	$138

Supplemental disclosure of noncash investing activities:
Assumption of trust certificates, at cost, net of partial releases, with related financial instruments sold, not yet purchased, at market value and receivable from customers	$—	$29,740

Consolidation of INTL Consilium sponsored fund	$—	$1,376

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2006

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions and requirements of Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, such financial statements reflect all adjustments (consisting of normal recurring items) necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2005, contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 filed with the Securities and Exchange Commission.

Revenues Reported on Gross Basis

In accordance with the guidelines provided in Emerging Issues Task Force (“EITF”) Issue No. 99-19, the Company has determined that revenues of the Company’s physical base metals trading business, which commenced in October 2005, should be reported on a gross basis, with the corresponding cost of sales shown separately. This matter is discussed further in note 17, under the sub-heading ‘Commodities Trading’.

Current Subsidiaries and Operations

As used in this Form 10-QSB, the term “Company” refers, unless the context requires otherwise, to International Assets Holding Corporation and its subsidiaries on a consolidated basis. The Company’s subsidiaries are INTL Trading, Inc. (“INTL Trading”), INTL Commodities, Inc. (“INTL Commodities”), INTL Assets, Inc. (“INTL Assets”), INTL Holding (U.K.) Limited, INTL Global Currencies Limited (“INTL Global Currencies”) and IAHC (Bermuda) Ltd. The Company also owns a 50.1% interest in INTL Consilium, LLC (“INTL Consilium”), an investment advisory firm that focuses on the emerging market asset class. INTL Consilium is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company operates as a wholesale international financial firm in five business segments – international equities market making, international debt capital markets, foreign exchange trading, commodities trading and asset management. The majority of the trading and market-making activities are undertaken as principal in order to provide our institutional customers with efficient execution and liquidity in these markets. Periodically the Company may take proprietary positions in these markets. The Company:

•	is a leading U.S. market-maker in select foreign securities, including unlisted American Depository Receipts (“ADRs”), foreign common shares and OTC domestic bulletin board stocks;

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

•	trades actively in a wide variety of international debt instruments and arranges international debt transactions;

•	trades select illiquid currencies of developing countries;

•	provides a full range of trading and hedging capabilities in select precious metals and base metals to producers, refiners, recyclers and consumers, including trading of physical metals; and

•	through INTL Consilium, provides investment advisory services.

(2)	Stock-Based Employee Compensation

In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which generally permits entities to recognize as expense over the vesting period the fair value of all stock-based awards calculated on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principals Board (“APB”) Opinion No. 25, which provides that compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price and if disclosure is made on a pro forma basis of the expense which would have been recognized if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the required pro forma disclosure provisions of SFAS No. 123.

If the Company had determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income and earnings per share would be as reflected in the pro-forma amounts indicated below:

For the six months ended March 31, (In thousands, except per share amounts)	2006	2005
Net income
As reported	$2,136	$992

Pro forma option compensation expense
Pro forma	(297)	(219)

Net income
Pro forma	$1,839	$773

Basic earnings per share
As reported	$0.28	$0.14
Pro forma	$0.24	$0.11

Diluted earnings per share
As reported	$0.26	$0.12
Pro forma	$0.22	$0.10

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, (In thousands, except per share amounts)	2006	2005
Net income
As reported	$1,090	$379

Pro forma option compensation expense
Pro forma	(140)	(101)

Net income
Pro forma	$950	$278

Basic earnings per share
As reported	$0.14	$0.05
Pro forma	$0.12	$0.04

Diluted earnings per share
As reported	$0.13	$0.05
Pro forma	$0.11	$0.03

(3)	Effects of Recent Accounting Pronouncements and Interpretations

There have been no accounting pronouncements or interpretations since the date of preparation of the Company’s consolidated financial statements for the fiscal year ended September 30, 2005 that have had an effect on the Company.

(4)	Basic and Diluted Earnings per Share

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding. Options to purchase 78,200 and 53,750 shares of common stock were excluded from the calculation of diluted earnings per share for the six months ended March 31, 2006 and 2005, respectively, because the exercise prices of these options exceeded the average market price of the common stock for the period (i.e. they were anti-dilutive). Options to purchase 68,750 and 53,750 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2006 and 2005, respectively, because the exercise prices of these options exceeded the average market price of the common stock for the period (i.e. they were anti-dilutive).

For the six months ended March 31,	2006	2005
	(In thousands, except per share amounts)
Diluted earnings per share
Numerator:
Net income	$2,136	$992
Denominator:
Weighted average number of:
Common shares outstanding	7,499	7,186
Dilutive potential common shares outstanding	685	851

	8,184	8,037

Diluted earnings per share	$0.26	$0.12

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31,	2006	2005
	(In thousands, except per share amounts)
Diluted earnings per share
Numerator:
Net income	$1,090	$379
Denominator:
Weighted average number of:
Common shares outstanding	7,561	7,289
Dilutive potential common shares outstanding	680	786

	8,241	8,075

Diluted earnings per share	$0.13	$0.05

(5)	Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

(6)	Investment in Asset Management Joint Venture

The Company is the owner of a 50.1% interest in INTL Consilium. The remaining 49.9% is owned by Consilium Investment Capital, Inc. (“CIC”). The Company is entitled to receive 50.1% of the profits and losses of INTL Consilium. The Company and CIC are each entitled to appoint two of the four directors of INTL Consilium. Two principals of CIC actively manage the business of INTL Consilium. The Company has assessed the joint venture using the consolidation criteria in FASB Interpretation (“FIN”) 46R and concluded that INTL Consilium is not a variable interest entity. Accordingly, the Company assessed the consolidation criteria established by EITF Issue No. 96-16 by reviewing the voting rights of each investor in INTL Consilium and, due to certain specified operating matters that require board approval, concluded that its investment in INTL Consilium should be accounted for utilizing the equity method of accounting. During the quarter ended March 31, 2006, the Company received a cash distribution of earnings from INTL Consilium of $296,000 for its 50.1% share.

For the six months ended March 31, 2006 and 2005 the Company recorded revenue of $216,000 and $69,000, respectively, representing the Company’s equity in the net income of INTL Consilium. Below are the unaudited condensed statements of operations of INTL Consilium for the six months and quarters ended March 31, 2006 and 2005, and the condensed balance sheets at March 31, 2006 and September 30, 2005.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

INTL Consilium, LLC

Condensed Statements of Operations

(In thousands)

For the six months ended March 31,	2006	2005
Total revenues	$1,144	$572
Expenses	713	432

Net income	$431	$140

For the three months ended March 31,	2006	2005
Total revenues	$659	$300
Expenses	401	238

Net income	$258	$62

INTL Consilium, LLC

Condensed Balance Sheets

(In thousands)

	March 31, 2006	September 30, 2005
Assets
Cash	$126	$214
Management and investment advisory fees receivable	383	574
Investment in INTL Consilium managed funds	481	297
Property and equipment, net	30	27
Other assets	90	34

Total assets	$1,110	$1,146

Liabilities and Members’ Equity
Liabilities:
Accounts payable	$200	$35
Accrued compensation and benefits	84	158
Accrued expenses	32

Total liabilities	316	193

Members’ equity	794	953

Total liabilities and members’ equity	$1,110	$1,146

(7)	Investment in INTL Consilium managed funds

As of March 31, 2006, the Company has investments valued at $4,371,000 in two hedge funds managed by INTL Consilium. The Company owns a 50.1% interest in INTL Consilium.

(8)	Goodwill and Intangible Assets

The Company acquired the foreign exchange business of INTL Global Currencies in 2004. The purchase price paid by the Company for the acquisition exceeded the net asset value received by $2,489,000. Of this amount, $350,000 was allocated to intangible assets and the balance of $2,139,000 was treated as goodwill. The Company has accrued additional goodwill of $3,934,000 under the earn-out provisions of the purchase

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

agreement. As of March 31, 2006, the Company has paid $2,362,000 of the additional goodwill. The balance of the additional goodwill accrual of $1,572,000 is reported as deferred acquisition consideration payable in the Company’s consolidated balance sheets.

The goodwill related to the INTL Global Currencies acquisition is as follows:

(Dollars in thousands, except per share amounts)
Cash premium paid to sellers	$1,000
Cash paid for net assets received	3,577
Negotiation differences for fixed assets and stamp duty	(50)
Legal and accounting fees	67
Value of 150,000 common shares at $9.81 per share	1,472

Total payments of cash and shares	6,066
Less: Fair value of net assets received	3,577
Less: Intangible assets identified by independent valuation	350

Initial goodwill	2,139
Additional goodwill under earnout	3,934

Total goodwill	$6,073

The additional goodwill will be calculated for each period as each earn-out payment is earned and an adjustment will be recorded to goodwill. The first three earn-out installments totaling $2,362,000 have been paid. The fourth earn-out installment of $400,000 is due on or by May 30, 2006. Three additional minimum payments of $391,000 each are due on or by August 29, 2006, November 29, 2006 and March 1, 2007. These quarterly payments have a maximum ceiling of $400,000. The Company may be required to make additional payments equal to 10% of revenues exceeding $10,000,000 for the twelve month period ending June 30, 2006, and 10% of revenue exceeding $5,000,000 for the six month period ending December 31, 2006.

The intangible assets identified by an independent valuation related to the INTL Global Currencies acquisition are as follows:

Intangible assets (In thousands)	March 31, 2006	September 30, 2005
Noncompete agreement	$150	$150
Trade name	100	100
Customer base	100	100

Total intangible assets	350	350
Less: Amortization of intangible assets	175	117

Intangible assets, net	$175	$233

The intangible assets are amortized over their estimated useful lives of three years.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

(9)	Related Party Transactions

One of the Company’s principal shareholders has made an investment, valued at approximately $99,000,000 as of March 31, 2006, in a hedge fund managed by INTL Consilium. An executive of this shareholder is a director of the Company.

(10)	Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased, at Market Value

Financial instruments owned and financial instruments sold, not yet purchased, at March 31, 2006 and September 30, 2005 consisted of trading and investment financial instruments at market values as follows:

	Owned	Sold, not yet purchased
	(In thousands)
March 31, 2006:
Common stock and American Depository Receipts	$2,882	$4,205
Exchangeable foreign ordinary equities and American Depository Receipts	35,564	35,726
Corporate and municipal bonds	2,051
Foreign government obligations	2,924	1,564
Negotiable instruments (promissory notes)	3,007
U.S. Treasury Bonds under total return swap transactions		24,756
Options and futures	26,809	21,467
Commodities	437	12,273
Other investments	30

	$73,704	$99,991

	Owned	Sold, not yet purchased
	(In thousands)
September 30, 2005:
Common stock and American Depository Receipts	$2,638	$4,155
Exchangeable foreign ordinary equities and American Depository Receipts	28,707	28,919
Corporate and municipal bonds	3,873	255
Foreign government obligations	1,183	2,479
Negotiable instruments (promissory notes)	7,777
U.S. Treasury Bonds under total return swap transactions		24,558
Options and futures	3,338	3,182
Commodities	23,823	28,451
U.S. Government obligations		17
Other investments	37

	$71,376	$92,016

(11)	Physical Commodities Inventory

The Company commenced physical base metals trading activities during the quarter ended December 31, 2005. The Company owned physical base metals inventory, valued at cost, of $10,270,000 as of March 31, 2006. Physical base metals inventory is valued at the lower of cost or market value, determined using the specific identification weighted average price method.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

(12)	Trust Certificates and Total Return Swap

During the quarter ended December 31, 2004, the Company entered into a series of financial transactions (the “Transactions”) with an unaffiliated financial institution in Latin America for a transaction fee. These Transactions involved three distinct and simultaneous steps:

a)	the acquisition by the Company of beneficial interests (“Trust Interests”) in certain trusts (the “Trusts”) in exchange for the assumption of a liability to deliver securities, at a transaction value of $29,740,000. This step did not require any prior purchase or delivery of securities by the Company. The Trusts were previously established by the financial institution to hold a variety of real estate assets;

b)	the entry into a repurchase agreement under the terms of which the Company notionally repurchased these undelivered securities for cash, at a price of $29,740,000;

c)	the entry into a total return swap (“TRS”) agreement.

i)	Under the TRS agreement the Company received, on a notional basis, the cash amount of $29,740,000 as collateral for the potential liability of the financial institution to the Company.

ii)	Receivables or payables arising from the TRS should leave the Company unaffected by any changes in the values of the Trust Interests or securities deliverable.

iii)	When the Transactions terminate in November 2007 the Company intends to sell the Trust Interests at their then prevailing market values. As part of the Transactions, the gain or loss arising from the change in market value of the Trust Interests will be passed to the financial institution.

iv)	The Company has obtained legal advice on the Transactions and believes that the TRS agreement has been structured in such a way as to fully offset any changes in the value of the Trust Interests against its liability to deliver certain securities to the financial institution.

The initial transaction value was $29,740,000. During September 2005, the Company sold Trust Interests for $5,201,000, the price at which they were acquired, and released a proportionate share of the securities referred to in b) above from the repurchase arrangement.

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

The net result is that the Company reports the effects of a) above as an increase in assets of $24,539,000 (represented by the Trust Interests), and the assumption of a liability to deliver securities. Over time, as the values of the Trust Interests and securities deliverable may change, the Company will experience equal and offsetting changes in the values of the TRS receivables or payables. Although the Transactions will temporarily increase the Company’s assets and liabilities until termination, the Company expects that the only impact of the transactions on the Company’s net cash flow will be the Company’s receipt of fee revenue.

The total fees received and to be received on the Transactions, as well as the associated variable compensation payable, are spread on a straight-line basis over the terms of the Transactions. Non-refundable fees received but not yet recognized as revenue, amounting to $128,000, appear as a liability on the Condensed Consolidated Balance Sheets as at March 31, 2006 under “Other liabilities”. Non-recoverable costs incurred in connection with the Transactions but not yet recognized as expenses, amounting to $38,000, appear as an asset under “Other assets” at the same date.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

(13)	Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a broker-dealer and trader in securities, foreign exchange and commodities. The Company has sold financial instruments that it does not currently own and will therefore be obligated to purchase such financial instruments at a future date. The Company has recorded these obligations in its condensed consolidated financial statements at March 31, 2006 at market values of the related financial instruments (totaling $99,991,000). The Company will incur losses if the market value of the financial instruments increases after March 31, 2006. The total of $99,991,000 includes $21,467,000 for options and futures contracts, which represent a liability of the Company based on their market values as of March 31, 2006.

Listed below is the fair value of trading-related derivatives as of March 31, 2006 and September 30, 2005. Assets represent net unrealized gains and liabilities represent net unrealized losses.

(In thousands)	March 31, 2006 Assets	March 31, 2006 Liabilities	September 30, 2005 Assets	September 30, 2005 Liabilities
Interest Rate Derivatives	$—	$—	$29	$—
Foreign Exchange Derivatives	37	29	17
Commodity Price Derivatives	26,772	21,438	3,292	3,182

Total	$26,809	$21,467	$3,338	$3,182

Options and futures contracts held by the Company result from its customers’ market-making and proprietary trading activities in the commodities trading and foreign exchange business segments. The Company assists its commodities customers in protecting the value of their future production (precious or base metals) by selling them put options on an OTC basis. The Company also provides its commodities customers with sophisticated option products, including combinations of buying and selling puts and calls. The Company mitigates its risk by effecting offsetting OTC options with market counterparties or through the purchase or sale of commodities futures traded through the COMEX division of the New York Mercantile Exchange. The risk mitigation of offsetting options is not within the documented hedging designation requirements of SFAS No. 133.

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

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

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

(14)	Payable to Banks Under Loans and Overdrafts

At March 31, 2006, the Company had five lines of credit with four commercial banks totaling $53,000,000. Four of the credit facilities are secured by certain assets. Total interest expense related to the Company’s credit facilities was approximately $365,000 and $593,000 for the three months and six months ended March 31, 2006, respectively. The interest rate terms for the facilities range from 2.25% to 2.75% over the London Interbank Offered Rates (‘LIBOR’) (approximately 4.8% at March 31, 2006).

At March 31, 2006 the Company had the following credit facilities:

Maximum Amount	Borrowing at March 31, 2006	Security	Maturity
(In thousands)
$10,000	$6,441	Certain foreign exchange assets	March 31, 2007
8,000	7,832	Unsecured	March 31, 2007	(a)
10,000	8,724	Certain commodities assets	On demand
15,000	6,450	Certain commodities assets	On demand
10,000	0	Certain trade finance assets	On demand

$53,000	$29,447

(a)	$4,000 matures on March 31, 2007 and $4,000 on demand

In addition, the Company has a $6,218,000 credit facility with a commercial bank for the exclusive purpose of issuing letters of credit. This line of credit requires a 20% cash margin deposit and requires the security of the assets covered by the letter of credit. Letters of credit issued under this facility totaled $6,218,000 at March 31, 2006.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

At March 31, 2006 and September 30, 2005, the U.S. dollar equivalent of the components of the net borrowing under the credit facilities were as follows:

	March 31, 2006 U.S. dollar equivalent	September 30, 2005 U.S. dollar equivalent
	(In thousands)
Payable to Banks: banks:
Lines of credit
Australian Dollar	$—	$10
Canadian Dollar	75
Danish Krone		135
Euro	762	1,175
Norwegian Krona	136
South African Rand		314
Swedish Krona	25
Swiss Francs	223	442
United Kingdom Pound Sterling	2,308
United States Dollar	25,918	7,771

Total payable under lines of credit	29,447	9,847

Overdrafts with financial institutions United States Dollar	33	3,000

Total payable to banks under loans and overdrafts	$29,480	$12,847

(15)	Capital and Cash Reserve Requirements

INTL Trading is a member of the NASD and is subject to the SEC Uniform Net Capital Rule 15c3-1. This Rule requires the maintenance of minimum net capital in an amount equal to the greater of $100,000, 6 2/3% of aggregate indebtedness, or $2,500 for each security in which a market is made with a bid price over $5 and $1,000 for each security in which a market is made with a bid price of $5 or less with a ceiling of $1,000,000, and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. Equity capital may not be withdrawn if the resulting net capital ratio would exceed 10 to 1. At March 31, 2006, INTL Trading’s net capital was approximately $5,773,000 which was approximately $4,773,000 in excess of its minimum requirement of $1,000,000. Its ratio of aggregate indebtedness to net capital was 1.63 to 1 and the percentage of debt to debt-equity total computed in accordance with Rule 15c3-1(d) was 22%. INTL Trading’s net capital at March 31, 2006 included a subordinated loan of $2,500,000 made by the Company to INTL Trading in May 2004, with a scheduled maturity date of June 5, 2006. This loan was pre-paid on April 28, 2006, with the written consent of the NASD.

INTL Trading is exempt from SEC Rule 15c3-3 pursuant to the exemptive provision under subparagraph (k)(2)(ii) and, therefore, is not required to maintain a “Special Reserve Bank Account for the Exclusive Benefit of Customers”.

(16)	Stock Options

During the six months ended March 31, 2006, the Company granted stock options covering 156,300 shares of common stock. During the six months ended March 31, 2006, stock options covering 150,400 shares of common stock were exercised and 4,700 shares expired. On March 8, 2006, the shareholders approved an amendment to the 2003 International Assets Holding Corporation Stock Option Plan to increase the number

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

of shares authorized from 1,000,000 shares to 1,500,000 shares. As of March 31, 2006, the Company had outstanding options covering a total of 1,009,716 shares of common stock and had 615,168 shares available for issuance under its existing option plans.

Stock options granted during the six months ended March 31, 2006 consisted of the following:

Options Granted	Grant Date	Exercise Price Per Share	Expiration Date	Exercisable
23,850	11/01/05	$8.45	11/30/05	(a)
58,000	12/02/05	$8.80	12/02/09	(b)
65,000	12/02/05	$10.12	12/02/09	(b)
9,450	02/01/06	$9.34	02/28/06	(c)

156,300

(a)	100% exercisable on or after November 1, 2005. Options covering 20,150 shares were exercised by November 30, 2005 and options covering 3,700 shares expired.
(b)	Exercisable at 33% after year one, 33% after year two and 34% after year three.
(c)	100% exercisable on or after February 1, 2006. Options covering 8,450 shares were exercised by February 28, 2006 and options covering 1,000 shares expired.

The Company did not recognize any compensation expense in connection with the grant of stock options covering 136,300 shares during the six months ended March 31, 2006, because the exercise price on the date of grant for each option was equal to or greater than the fair market value of the common stock on the date of grant. During the six month period ended March 31, 2006, the Company recognized an additional $12,000 of non-cash expense related to the grant of 20,000 nonqualified stock options made on December 2, 2005 to two consultants of the Company in accordance with EITF Issue No. 96-18 and EITF Issue No. 00-18. The total expense of $12,000 was determined by utilizing an amortization period equal to the vesting period for the options and calculating the options’ value based on the Black-Scholes option pricing model.

(17)	Segment Analysis

International Assets Holding Corporation and its subsidiaries form a financial services group focused on select international securities and commodities markets. The Company’s activities are currently divided into five functional areas — international equities market-making, international debt capital markets, foreign exchange trading, commodities trading and asset management. The Company’s asset management activities will not be separately reported until certain asset and revenue levels are achieved.

The majority of the trading and market-making activities are undertaken as principal in order to provide institutional customers with efficient execution and liquidity in these markets. Periodically the Company takes proprietary positions in these markets.

International Equities Market-making:

Through INTL Trading, the Company acts as a wholesale market maker in select foreign securities including unlisted ADRs and foreign ordinary shares. INTL Trading provides execution and liquidity to national broker-dealers, regional broker-dealers and institutional investors.

International Debt Capital Markets:

The Company actively trades a wide variety of international debt instruments including both investment grade and higher yielding emerging market bonds with particular focus on smaller emerging market sovereign, corporate and bank bonds that trade worldwide on an over-the-counter basis. The Company also

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

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

Commodities Trading

The Company provides a full range of trading and hedging capabilities to select producers, consumers, recyclers and investors in precious metals and certain base metals. Acting as a principal, the Company commits its own capital to buy and sell the metals on a spot and forward basis.

In accordance with the guidelines provided in EITF Issue No. 99-19, the Company has determined that revenues from the Company’s base metals trading business, should be reported on a gross basis because these commodities are physically delivered and not readily convertible to cash. All the Company’s other businesses, including the precious metals trading business, also falling within the ‘Commodities Trading’ segment, report their revenues on a net basis. Inventory for the base metals business is valued at the lower of cost or market value. The Company generally mitigates the price risk associated with physical base metals held in inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under GAAP. In such situations, unrealized gains in inventory are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP. As a result, during periods of rising commodity prices, the Company’s reported commodities trading earnings may be reduced.

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

The total revenues as reported for the six months and three months ended March 31, 2006, respectively, are not comparable with the total revenues reported for prior periods because they combine gross revenues for the physical base metals business and net revenues for all other businesses. In order to achieve comparability, and to reflect the way that the Company’s management views the results, the tables below also reflect the segmental contribution to ‘Operating revenues’, which is shown on the face of the Condensed Consolidated Statements of Operations and which is calculated by deducting physical commodities cost of sales from total revenues.

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

Notes to Condensed Consolidated Financial Statements

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

Information concerning operations in these segments of business is shown in accordance with SFAS No. 131 as follows:

For the six months ended March 31,	2006	2005
	(In thousands)
Revenues:
International equities market-making	$8,353	$5,683
International debt capital markets	1,325	1,112
Foreign exchange trading	5,513	4,512
Commodities trading	28,007	635
Other	513	300

Total	$43,711	$12,242

Operating revenues
International equities market-making	$8,353	$5,683
International debt capital markets	1,325	1,112
Foreign exchange trading	5,513	4,512
Commodities trading	1,642	635
Interest income and other	513	300

Total	$17,346	$12,242

Net contribution:
(Revenue less cost of sales, clearing and related and variable trader compensation):
International equities market-making	$4,200	$2,465
International debt capital markets	1,081	777
Foreign exchange trading	4,214	3,434
Commodities trading	874	440

Total	$10,369	$7,116

Reconciliation of net contribution to income before income tax expense:
Net contribution allocated to segments	$10,369	$7,116
Fixed costs not allocated to operating segments	7,001	5,539

Income before income taxes and minority interest	$3,368	$1,577

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31,	2006	2005
	(In thousands)
Revenues:
International equities market-making	$4,992	$3,166
International debt capital markets	447	484
Foreign exchange trading	3,149	2,177
Commodities trading	15,843	164
Other	230	166

Total	$24,661	$6,157

Operating revenues
International equities market-making	$4,992	$3,166
International debt capital markets	447	484
Foreign exchange trading	3,149	2,177
Commodities trading	198	164
Interest income and other	230	166

Total	$9,016	$6,157

Net contribution:
(Revenue less cost of sales, clearing and related and variable trader compensation):
International equities market-making	$2,593	$1,409
International debt capital markets	395	333
Foreign exchange trading	2,412	1,641
Commodities trading	30	102

Total	$5,430	$3,485

Reconciliation of net contribution to income before income tax expense:
Net contribution allocated to segments	$5,430	$3,485
Fixed costs not allocated to operating segments	3,745	2,902
Income before income taxes and minority interest	$1,685	$583

March 31,	2006	2005
	(In thousands)
Total assets:
International equities market-making	$44,512	$17,898
International debt capital markets	36,370	39,232
Foreign exchange trading	29,965	30,915
Commodities trading	65,229	15,094
Other	5,988	6,661

Total	$182,064	$109,800

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the Company’s control, including adverse changes in economic, political and market conditions, losses from the Company’s market-making and trading activities arising from counter-party failures and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of federal and state securities laws and the impact of changes in technology in the securities and commodities trading industries. Although the Company believes that its forward-looking statements are based upon reasonable assumptions regarding its business and future market conditions, there can be no assurances that the Company’s actual results will not differ materially from any results expressed or implied by the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any forward-looking statements are not guarantees of future performance.

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

The Company believes that it continues to make significant progress in its effort to build a diversified financial services firm focusing on niche markets. During the last three years, the Company has successfully acquired or established businesses in key product areas and geographic locations. The Company’s activities are currently divided into international equities market-making, international debt capital markets, foreign exchange trading, commodities trading and asset management. As a result of the growth in the foreign exchange trading business following the July 2004 acquisition of INTL Global Currencies and the recent growth in the Company’s commodities trading business, the Company believes that it is now less vulnerable to cycles in individual product areas. The Company believes that its strategy of linking expenses to revenues will also help to lessen the negative impact of adverse market conditions which occur periodically in international securities and financial markets.

The Company is currently focused on increasing revenue and market share for each of its established business activities.

Results of Operations

Set forth below is the Company’s discussion of the results of its operations for the first six months of the fiscal years ending September 30, 2006 and 2005 (respectively ‘YTD 2006’ and ‘YTD 2005’), and the fiscal quarters ended March 31, 2006 and 2005 (respectively ‘Q2 2006’ and ‘Q2 2005’).

The Company’s total revenues in fiscal 2006 include the gross sales of the Company’s physical base metals business, which commenced in October 2005 and provides physical delivery of base metals to customers. Certain features of this business make it ineligible for net reporting of its revenues under generally accepted accounting principles in the United States of America (“GAAP”). All the Company’s other businesses report their revenues on a net basis. The total revenues as reported during fiscal 2006 are not comparable with the total revenues reported for prior periods because they combine gross revenues for the physical base metals business and net revenues for all other businesses. The Company’s management views ‘Operating revenues’, shown on the face of the Condensed Consolidated Statements of Operations and calculated by deducting cost of sales from total revenues, as a more meaningful number for comparison with prior periods.

The Company’s operating revenues Q2 2006 increased 46% to $9,016,000 from $6,157,000 for Q2 2005. Total non-interest expenses for Q2 2006 were $6,859,000, 30% higher than those the $5,278,000 in Q2 2005, while interest expense increased by $176,000 to $472,000. The Company’s net income increased from $379,000 during Q2 2005 to $1,090,000 during Q2 2006. Earnings before interest, taxes, depreciation, amortization and minority interest (“EBITDA”), reconciled to net income in a table below, increased by 153% from $876,000 to $2,212,000.

Physical base metals held in inventory are valued at the lower of cost or market. This is in contrast to all of the Company’s other inventory positions, which are marked at fair value.

The Company generally mitigates the price risk associated with physical base metals held in inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under generally accepted accounting principles (‘GAAP’). In such situations, unrealized gains in inventory are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP.

As a result, during periods of rising commodity prices, the Company’s reported commodities trading earnings may be reduced. The commodities trading business contributed $198,000 to the Company’s operating revenues in Q2 2006, representing 2% of the total, compared with $164,000 in Q2 2005 (3% of the total).

Strong performances in the international equities market-making and foreign exchange trading businesses during Q2 2006 compensated for the comparatively small contributions by the international debt capital markets and commodities trading businesses, demonstrating the benefits of the Company’s diversification into non-correlated markets.

Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

The following table reflects the sources of the Company’s operating revenues as a percentage of the Company’s total operating revenues for YTD 2006 and YTD 2005.

	Percentage of total operating revenues	Percentage of total operating revenues	Percentage change
	YTD 2006	YTD 2005	2005-2006
International equities market-making	48%	47%	47%
International debt capital markets	8%	9%	19%
Foreign exchange trading	32%	37%	22%
Commodities trading	9%	5%	159%
Other	3%	2%	71%

Total operating revenues	100%	100%	42%

The Company utilizes net contribution to assess performance of the Company’s business segments. Net contribution consists of operating revenues from each business activity, less cost of sales, direct clearing and clearing related charges and variable trader compensation. The following table reflects the sources of the Company’s net contribution as a percentage of the Company’s total net contribution for YTD 2006 and YTD 2005.

	Percentage of total net contribution	Percentage of total net contribution	Percentage change
	YTD 2006	YTD 2005	2005-2006
International equities market-making	41%	35%	70%
International debt capital markets	10%	11%	39%
Foreign exchange trading	41%	48%	23%
Commodities trading	8%	6%	99%

Total net contribution	100%	100%	46%

The following table reflects the principal components of the Company’s non-interest expenses as a percentage of the Company’s total non-interest expenses for YTD 2006 and YTD 2005.

	Percentage of total non-interest expenses	Percentage of total non-interest expenses	Percentage change
	YTD 2006	YTD 2005	2005-2006
Compensation and benefits	54%	51%	36%
Clearing and related expenses	28%	31%	13%
Occupancy and equipment rental	4%	3%	39%
Professional fees	2%	2%	27%
Depreciation and amortization	2%	2%	28%
Business development	3%	4%	10%
Insurance	3%	3%	43%
Other expenses	4%	4%	17%

Total non-interest expenses	100%	100%	27%

The following table shows the Company’s EBITDA, together with a reconciliation of EBITDA to net income, for YTD 2006 and YTD 2005.

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

			Percentage change
(In thousands)	YTD 2006	YTD 2005	2005-2006
EBITDA	$4,372	$2,072	111%
Interest income	193	131
Interest expense	(1,001)	(473)
Depreciation and amortization	(196)	(153)
Income tax	(1,232)	(572)

Minority shareholders	—	(13)

Net income	$2,136	$992	115%

Net Income. The Company reported net income of $2,136,000 for YTD 2006, which equates to $0.28 per basic share and $0.26 per diluted share. This compares to net income of $992,000, or $0.14 per basic share and $0.12 per diluted share, for YTD 2005.

Total Revenues. The Company’s total revenues were $43,711,000 for YTD 2006 compared to $12,242,000 for YTD 2005. These two numbers are not comparable because the YTD 2006 figure includes the gross sales figure for the Company’s physical base metals trading business, which commenced in fiscal 2006, while the YTD 2005 figure represents net gains in all the Company’s businesses, as discussed under ‘Results of Operations’ above. Other than in the physical base metals trading business, net gains in all the Company’s businesses continue to be reported under ‘Total revenues’. As a result, the Company believes that operating revenues, which are revenues after deduction of cost of goods sold and are discussed below, provide a more meaningful basis for assessing the Company’s performance.

Operating Revenues. The Company’s total operating revenues increased 42% to $17,346,000 for YTD 2006 compared to $12,242,000 for YTD 2005. Equity market-making operating revenues increased by 47% to $8,353,000 for YTD 2006, from $5,683,000 for YTD 2005, due to significantly higher trade volumes. The foreign exchange trading business showed a 22% increase to $5,513,000 for YTD 2006, from $4,512,000 for YTD 2005, with higher trade volumes from existing and new customers. International debt capital markets operating revenues increased by 19%, to $1,325,000 for YTD 2006 from $1,112,000 for YTD 2005, in difficult trading conditions that showed sustained spread compression. Commodities trading operating revenues increased by 159% to $1,642,000 for YTD 2006, from $635,000 for YTD 2005.

Net Contribution. Net contribution consists of revenues less direct clearing and clearing related charges and variable trader compensation. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. The net contribution allocated to segments for YTD 2006 is $10,369,000 compared to $7,116,000 for YTD 2005. Equity market making revenues are stated before deduction of ADR conversion fees, while net contribution is stated after these fees.

Equity in Income from Asset Management Joint Venture. The Company recognized revenue of $216,000 from the asset management joint venture for YTD 2006, an increase of 213% from the $69,000 for YTD 2005. Total assets under management at March 31, 2006 were $350,000,000, of which approximately

$150,000 were in funds sponsored by INTL Consilium and the balance of $200,000,000 were in a third party fund for which INTL Consilium acts as investment sub-adviser. Total assets under management were $96,000,000 at March 31, 2005. One of the Company’s principal shareholders had an investment of $99,000,000 in an INTL Consilium sponsored fund at March 31, 2006.

Interest Expense. The Company’s interest expense was $1,001,000 for YTD 2006, compared to $473,000 for YTD 2005. The expense for YTD 2006 consisted of approximately $147,000 in interest paid to banks in the INTL Global Currencies business, $368,000 of interest in the Company’s securities businesses and $486,000 of interest paid to banks in the commodities and debt capital markets businesses and for general borrowing purposes.

Total Non-interest Expenses. The Company’s total non-interest expenses increased by 27% to $12,977,000 for YTD 2006, from $10,192,000 for YTD 2005. The increases were primarily in compensation and benefits, clearing and related expenses, occupancy and insurance, and were directly attributable to the improved performance and expansion of the Company’s business.

Cost of Sales of Physical Commodities. As discussed above, the physical base metals trading business is reported on a gross basis, showing sales and cost of sales separately. The cost of sales is the cost of commodities sold and delivered to customers, including the cost of shipping, handling and storage.

Compensation and Benefits. The Company’s compensation and benefit expense increased 36% from $5,178,000 for YTD 2005 to $7,054,000 for YTD 2006. The increase was primarily a consequence of higher staff levels and improved performance, leading to increased variable compensation. At March 31, 2006 the Company had 75 employees, compared with 60 at March 31, 2005, an increase of 25%.

Clearing and Related Expenses. Clearing and related expenses increased by 13% from $3,135,000 for YTD 2005 to $3,548,000 for YTD 2006. The total ADR conversion fees were $1,229,000 and $1,041,000 for YTD 2006 and YTD 2005, respectively. The cost of clearing the increased volume of trades in the six months to March 31, 2006 was offset by a reduction in ticket charges following the Company’s change of clearing organization to the Broadcort division of Merrill Lynch, Pierce, Fenner & Smith, Inc., in December 2005.

Occupancy and Equipment Rental. Occupancy and equipment rental expense increased by 39% from $360,000 for YTD 2005 to $502,000 for YTD 2006. This increase is primarily due to expansion into new office space in London with effect from December 2005 and the lease of increased information systems equipment.

Professional Fees. Professional fees principally consist of legal, taxation and accounting fees. These fees increased 27% from $224,000 for YTD 2005 to $285,000 for YTD 2006 mainly as a result of larger accruals for accounting, audit and tax fees in fiscal 2006.

Depreciation and Amortization. Depreciation and amortization increased 28% from $153,000 for YTD 2005 to $196,000 for YTD 2006. The Company incurred additional depreciation and amortization costs in YTD 2006 due to depreciation of additional fixed assets in the new London office, as well as additional computers for new employees.

Business Development Expense. Business development expense increased 10% from $380,000 for YTD 2005 to $419,000 for YTD 2006.

Insurance Expense. Insurance expense increased 43% from $302,000 for YTD 2005 to $433,000 for YTD 2006. The increase was primarily due to larger health insurance costs arising from higher staff levels and increased rates for liability insurance.

Other Operating Expenses. Other operating expenses increased 17% from $460,000 for YTD 2005 to $540,000 for YTD 2006. The increase was primarily related to increased office moving expenses in London, which accounted for $69,000.

Tax Expense. The Company recognized income tax expense of $1,232,000 for YTD 2006 compared with $572,000 for YTD 2005. The Company’s effective income tax rate was 36.6% for YTD 2006 compared with 36.3% for YTD 2005.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The following table reflects the sources of the Company’s operating revenues as a percentage of the Company’s total operating revenues for Q2 2006 and Q2 2005.

	Percentage of total operating revenues	Percentage of total operating revenues	Percentage change
	Q2 2006	Q2 2005	2005-2006
International equities market-making	55%	51%	58%
International debt capital markets	5%	8%	-8%
Foreign exchange trading	35%	35%	45%
Commodities trading	2%	3%	21%
Other	3%	3%	39%

Total operating revenues	100%	100%	46%

The Company utilizes net contribution to assess performance of the Company’s business segments. Net contribution consists of net operating revenues from each business activity, less direct clearing and clearing related changes and variable trader compensation. The following table reflects the sources of the Company’s net contribution as a percentage of the Company’s total net contribution for Q2 2006 and Q2 2005.

	Percentage of total net contribution	Percentage of total net contribution	Percentage change
	Q2 2006	Q2 2005	2005-2006
International equities market-making	48%	40%	84%
International debt capital markets	7%	10%	19%
Foreign exchange trading	44%	47%	47%
Commodities trading	1%	3%	-71%

Total net contribution	100%	100%	56%

The following table reflects the principal components of the Company’s non-interest expenses as a percentage of the Company’s total non-interest expenses in Q2 2006 and Q2 2005.

	Percentage of total non-interest expenses	Percentage of total non-interest expenses	Percentage change
	Q2 2006	Q2 2005	2005-2006
Compensation and benefits	52%	48%	41%
Clearing and related expenses	28%	32%	14%
Occupancy and equipment rental	4%	4%	33%
Professional fees	2%	2%	38%
Depreciation and amortization	2%	2%	35%
Business development	4%	4%	23%
Insurance	3%	3%	30%
Other expenses	5%	5%	21%

Total non-interest expenses	100%	100%	30%

The following table shows the Company’s EBITDA, together with a reconciliation of EBITDA to net income, for Q2 2006 and Q2 2005.

			Percentage change
(In thousands)	Q2 2006	Q2 2005	2005-2006
EBITDA	$2,212	$876	153%
Interest income	52	82
Interest expense	(472)	(296)
Depreciation and amortization	(107)	(79)
Income tax	(595)	(197)

Minority shareholders	—	(7)

Net income	$1,090	$379	188%

Net Income. The Company reported net income of $1,090,000 for the three months ended March 31, 2006 (“Q2 2006”), which equates to $0.14 per basic share and $0.13 per diluted share. This compares to net income of $379,000, or $0.05 per basic share and $0.05 per diluted share, for the three months ended March 31, 2005 (“Q2 2005”).

Total Revenues. The Company’s total revenues were $24,661,000 for Q2 2006 compared to $6,157,000 for Q2 2005. These two numbers are not comparable because the Q2 2006 figure includes the gross sales figure for the Company’s physical base metals trading business, which commenced in fiscal 2006, while the Q2 2005 figure represents net gains in all the Company’s businesses. Other than in the physical base metals trading business, net gains in all the Company’s businesses continue to be reported under ‘Total revenues’. As a result, the Company believes that operating revenues, which are revenues after deduction of cost of goods sold and are discussed below, provide a more meaningful basis for assessing the Company’s performance.

Operating Revenues. Total operating revenues increased by 46% from $6,157,000 in Q2 2005 to $9,016,000 in Q2 2006. Equity market-making operating revenues increased by 58% from $3,166,000 in Q2 2005 to $4,992,000 in Q2 2006, as a result of very active market conditions, producing higher trade volumes. Equity market-making revenues include improved revenues from trading in over-the-counter U.S. domestic stocks, a new business that started in early 2005. The foreign exchange trading business also performed strongly, with additional business from existing and new customers contributing to an increase in operating revenues of 45% from $2,177,000 in Q2 2005 to $3,149,000 in Q2 2006. International debt capital markets revenue decreased by 8% from $484,000 in Q2 2005 to $447,000 in Q2 2006, in competitive market conditions that saw further overall spread compression. Operating revenues from commodities trading increased by 21% from $164,000 in Q2 2005 to $198,000 in Q2 2006. As a result of GAAP requirements to mark base metals inventories at the lower of cost or market value, while marking offsetting derivative positions at market value, the Company’s commodities trading earnings are subject to increased volatility during periods of rising prices, which was the case during Q2 2006.

Net Contribution. Net contribution consists of revenues, less cost of sales, direct clearing and clearing related charges and variable trader compensation, as more fully described below. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. The net contribution allocated to each of the Company’s business segments is $5,430,000 for Q2 2006 compared to $3,485,000 for Q2 2005. Equity market-making revenues are stated before deduction of ADR conversion fees, while net contribution is stated after these fees.

Equity in Income from Asset Management Joint Venture. The Company recognized revenue of $129,000 in Q2 2006 from its asset management joint venture, INTL Consilium, in which the Company has a 50.1% interest, compared with $30,000 in Q2 2005. Total assets under management at March 31, 2006 were $350,000,000, of which approximately $150,000 were in funds sponsored by INTL Consilium and the balance of $200,000,000 were in a third party fund for which INTL Consilium acts as investment sub-adviser. One of the Company’s principal shareholders has an investment of $99,000,000 in an INTL Consilium sponsored fund.

Interest Expense. The Company’s interest expense was $472,000 for Q2 2006, compared to $296,000 for Q2 2005. The expense in Q2 2006 consisted of $102,000 of interest in the Company’s securities businesses, $72,000 of interest paid to banks in the foreign exchange trading business, $298,000 of interest paid to banks in the commodities and debt capital markets businesses and for general borrowing purposes.

Total Non-interest Expenses. The Company’s total non-interest expenses increased by 30% to $6,859,000 for Q2 2006 from $5,278,000 for Q2 2005. This increase was directly attributable to the improved performance and expansion of the Company’s business.

Cost of Sales of Physical Commodities. As discussed above, the new physical metals trading business is reported on a gross basis, showing sales and cost of sales separately. The cost of sales is the cost of commodities sold and delivered to customers, including the cost of shipping, handling and storage.

Compensation and Benefits. The Company’s compensation and benefit expense increased 41% from $2,559,000 for Q2 2005 to $3,620,000 for Q2 2006. The increase was primarily a consequence of higher staff levels and improved performance, leading to increased variable compensation. The Company employed an average of 57 people in Q2 2005 and an average of 73 people in Q2 2006, an increase of 28%.

Clearing and Related Expenses. Clearing and related expenses increased by 14% from $1,705,000 for Q2 2005 to $1,941,000 for Q2 2006. The total ADR conversion fees were $698,000 and $556,000 for Q2 2006 and Q2 2005, respectively. The increase in clearing and related expenses was primarily due to the increase in activity in the equity market-making business, though proportionately far less than the increase in revenues. In December 2005 the Company changed its clearing organization to the Broadcort division of Merrill Lynch, Pierce, Fenner & Smith, Inc. The change in clearing firm has resulted in a significantly decreased average ticket charge.

Occupancy and Equipment Rental. Occupancy and equipment rental expense increased by 33% from $187,000 for Q2 2005 to $248,000 for Q2 2006. This increase is primarily due to increased information systems equipment rental, from $99,000 in Q2 2005 to $139,000 in Q2 2006, and the lease of new office space in London starting in December 2005.

Professional Fees. Professional fees principally consist of legal, taxation and accounting fees. These fees increased 38% from $113,000 for Q2 2005 to $156,000 for Q2 2006 mainly as a result of larger accruals for legal, tax and audit fees.

Depreciation and Amortization. Depreciation and amortization increased 35% from $79,000 for Q2 2005 to $107,000 for Q2 2006. The Company incurred additional depreciation and amortization costs in Q2 2006 due to depreciation of additional fixed assets in the London office and amortization of intangible assets arising from the acquisition of INTL Global Currencies.

Business Development Expense. Business development expense increased 23% from $202,000 for Q2 2005 to $248,000 for Q2 2006. The increase was primarily attributable to business development expenses in the commodities trading business.

Insurance Expense. Insurance expense increased 30% from $169,000 in Q2 2005 to $219,000 in Q2 2006. The increase was primarily due to larger health insurance costs arising from higher staff levels and increased liability insurance.

Other Operating Expenses. Other operating expenses increased 21% from $264,000 in Q2 2005 to $320,000 for Q2 2006. The increase was primarily related to office moving expenses in London.

Tax Expense. The Company recognized income tax expense of $595,000 for Q2 2006 compared with $197,000 for Q2 2005. The Company’s effective income tax rates were approximately 35% for Q2 2006 and 34% for Q2 2005.

Liquidity and Capital Resources

A substantial portion of the Company’s assets are liquid. The majority of the assets consist of financial instrument inventories, which fluctuate depending on the level of customer business. At March 31, 2006, approximately 79% of the Company’s assets consisted of cash, cash equivalents, receivables from brokers, dealers and clearing organization, marketable financial instruments, receivables from customers and physical commodities inventory, at cost. All assets are financed by the Company’s equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and other payables.

The Company’s ability to receive distributions from INTL Trading, the Company’s broker-dealer subsidiary, is restricted by regulations of the SEC and the NASD. The Company’s right to receive distributions from its subsidiaries is also subject to the rights of the subsidiaries’ creditors, including customers of INTL Trading.

INTL Trading is subject to the net capital requirements of the SEC and the NASD relating to liquidity and net capital levels. At March 31, 2006, INTL Trading had regulatory net capital of approximately $5,773,000, which was $4,773,000 in excess of its minimum net capital requirement on that date. INTL Trading’s net capital at March 31, 2006 included a subordinated loan of $2,500,000 made by the Company to INTL Trading in May 2004, with a scheduled maturity date of June 5, 2006, and an interest rate of 3%. This loan was pre-paid on April 28, 2006, with the written consent of the NASD. A second subordinated loan of $500,000, made by the Company to INTL Trading in January 2003, matured and was repaid on February 28, 2006. The inter-company loan and the related interest income and interest expense have been eliminated from the consolidated balance sheet and statements of operations of the Company as of March 31, 2006.

The Company’s assets and liabilities may vary significantly from period to period because of changes relating to customer needs and economic and market conditions. The Company’s operating activities generate or utilize cash resulting from net income or loss earned during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the levels of customer activity and financial instruments resulting from trading strategies dictated by prevailing market conditions. The Company’s total assets at March 31, 2006 and September 30, 2005 were $182,064,000 and $147,019,000, respectively.

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

The Company’s borrowing facilities with banks have grown substantially since March 31, 2005. At that time, the Company had two facilities with U.S. banks under which the Company could borrow up to an aggregate of $13,500,000. At March 31, 2006 the Company had facilities with four commercial banks under which the Company could borrow up to $53,000,000, as well as a $6,218,000 letter of credit facility with a fifth commercial bank.

In July 2004 the Company completed the acquisition of INTL Global Currencies. Under the acquisition agreement, the Company is obligated to make certain earn-out payments to the sellers. Earn-out installments of $2,362,000 have been paid to date. The next earn-out installment of $400,000 is due on May 30, 2006. Three additional minimum payments of $391,000 each are due on August 29, 2006, November 29, 2006 and March 1, 2007. These quarterly payments have a maximum ceiling of $400,000. The Company may be required to make additional payments, calculated at 10% of foreign exchange trading revenues exceeding $10,000,000 for the annual period ending June 30, 2006, and 10% of foreign exchange trading revenues exceeding $5,000,000 for the six month period ending December 31, 2006.

Cash Flows

The Company’s cash and cash equivalents decreased from $20,242,000 at September 30, 2005 to $18,448,000 at March 31, 2006.

The major sources of cash were:

•	$2,032,000 from net income of $2,136,000, adjusted downwards by $104,000 for non-cash items.

•	$5,450,000 from a decrease in the Company’s net financial instruments position (i.e. financial instruments owned and financial instruments sold, not yet purchased).

•	$7,534,000 from an increase in the Company’s net amount payable to customers and receivable from customers.

•	$16,633,000 from an increase in payable to banks under loans and overdrafts.

•	$425,000 from the exercise of stock options.

•	$296,000 from a distribution of earnings by INTL Consilium.

The major uses of cash were:

•	$22,212,000 from an increase in the Company’s net amount of receivables from and payable to brokers, dealers and clearing organization.

•	$10,270,000 increase in physical commodities inventory.

•	$1,005,000 additional investment in INTL Consilium-managed fund.

•	$800,000 in earn-out payments related to the acquisition of INTL Global Currencies.

•	$268,000 purchases of fixed assets and leasehold improvements.

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

The critical aspect of revenue recognition for the Company is recording all known transactions as of the trade date of each transaction for the financial period. The Company has developed systems for each of its businesses to capture all known transactions. Recording all known transactions involves reviewing trades that occur after the financial period that relate to the financial period. The accuracy of capturing this information is dependent upon the completeness and accuracy of data capture of the operations systems and the Company’s clearing firm.

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

Management believes that the volatility of earnings is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of daily revenue during the six months to March 31, 2006.

Because of systems integration issues this excludes the revenue produced by the base metals trading business that commenced in Q1 2006.

In the Company’s securities market-making and trading activities, the Company maintains inventories of equity and debt securities. In the Company’s commodities market-making and trading activities, the Company’s positions include physical inventories, forwards, futures and options. The Company’s commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. The Company monitors the aggregate position for each commodity in equivalent physical ounces. The table below illustrates, for the six months to March 31, 2006, the Company’s average, greatest long, greatest short and minimum day-end positions by business segment. Because of integration issues this information is not available for the Company’s base metals trading activities.

Six months to March 31, 2006 (in thousands)	Average	Greatest Long	Greatest Short	Minimum Exposure
Equity Aggregate of Long and Short	$5,295	$8,316	n/a	$2,489
Equity Net of Long and Short	$177	$3,409	$(2,388)	$29
Debt Aggregate of Long and Short	$4,768	$7,510	n/a	$2,046
Debt Net of Long and Short	$3,006	$5,082	n/a	$706
Foreign Currency Aggregate of Long and Short	$4,938	$10,116	n/a	$2,417
Foreign Currency Net of Long and Short	$2,390	$4,776	$(3,278)	43
Gold	$(99)	$907	$(1,540)	$1
Silver	$(1)	$328	$(1,962)	—
Platinum group metals	$(3)	$915	$(986)	$4

ITEM 3. CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-QSB, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the quarter ended March 31, 2006.

It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As a result, there can be no assurance that a control system will succeed in preventing all possible instances of error and fraud. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the conclusions of the Company’s Chief Executive Officer and Chief Financial Officer are made at the “reasonable assurance” level.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on March 8, 2006. The shareholders elected the following seven persons to serve as directors: Diego J. Veitia, Sean M. O’Connor, Scott J. Branch, Robert A. Miller, John Radziwill, Justin R. Wheeler and John M. Fowler. The shareholders also ratified the appointment of Rothstein, Kass & Company, P.C. to audit the consolidated financial statements of the Company and its subsidiaries for the fiscal year ending September 30, 2006.

The numbers of shares voted with respect to each matter considered at the annual meeting were as follows:

	Votes	Votes
Election of Directors	For	Withheld
Diego J. Veitia	7,169,902	2,488
Sean M. O’Connor	7,170,102	2,288
Scott J. Branch	7,170,102	2,288
Robert A. Miller	7,137,323	35,067
John Radziwill	7,171,102	1,288
Justin R. Wheeler	7,171,102	1,288
John M. Fowler	7,167,375	5,015

Ratification of Rothstein Kass	Votes	Votes	Votes
as auditors	For	Against	Abstain
	7,169,580	1,875	930

Approval of amendment to 2003	Votes	Votes	Votes
Stock Option Plan	For	Against	Abstain
	4,622,809	129,904	172,071

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

None

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ASSETS HOLDING CORPORATION

Date 05/10/2006	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date 05/10/2006	/s/ Brian T. Sephton
Brian T. Sephton
Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.