Form 10QSB
period 2006-06-30
INTERNATIONAL ASSETS HOLDING CORP
filed 2006-08-09
CIK 913760

U.S. Securities and Exchange Commission

Washington D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The issuer had 7,833,603 outstanding shares of common stock as of August 4, 2006.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	June 30,	September 30,
	2006	2005
	(unaudited)	(audited)
Assets
Cash	$15,779	$6,615
Cash and cash equivalents deposited with brokers, dealers and clearing organization	8,859	13,627
Receivable from brokers, dealers and clearing organization	5,206	3,610
Receivable from customers	21,447	15,648
Financial instruments owned, at fair value	69,173	71,376
Physical commodities inventory, at cost	9,594
Trust certificates, at cost	23,098	24,539
Investment in asset management joint venture	656	677
Investment in INTL Consilium managed funds, at fair value	2,450	3,270
Deferred income tax asset, net	—	82
Fixed assets and leasehold improvements at cost, net of accumulated depreciation and amortization	669	564
Intangible assets, net of accumulated amortization	166	233
Goodwill	6,318	6,054
Other assets	606	724

Total assets	$164,021	$147,019

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$1,052	$608
Financial instruments sold, not yet purchased, at fair value	86,961	92,016
Payable to lenders under loans and overdrafts	19,511	12,847
Payable to brokers, dealers and clearing organization	3,117	4,372
Payable to customers	9,621	3,206
Accrued compensation and benefits	3,821	2,059
Income taxes payable	2,195	1,153
Deferred income taxes, net	146	—
Deferred acquisition consideration payable	1,418	2,353
Other liabilities	324	333

Total liabilities	128,166	118,947

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 12,000,000 shares; issued and outstanding 7,832,603 shares at June 30, 2006 and 7,425,936 shares at September 30, 2005	78	74
Additional paid-in capital	30,407	28,050
Retained earnings (deficit)	5,370	(52)

Total stockholders’ equity	35,855	28,072

Total liabilities and stockholders’ equity	$164,021	$147,019

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Nine Months ended June 30, 2006 and 2005

(In thousands, except per share amounts)

(Unaudited)

	2006	2005
Revenues:
Sales of physical commodities	$54,289	$—
Net dealer inventory and investment gains	30,607	17,801
Equity in income from asset management joint venture	275	94
Other	943	630

Total revenues	86,114	18,525
Cost of sales of physical commodities	54,651

Operating revenues	31,463	18,525
Interest expense	1,627	787

Net revenues	29,836	17,738

Non-interest expenses:
Compensation and benefits	12,336	7,980
Clearing and related expenses	5,868	4,870
Occupancy and equipment rental	490	329
Professional fees	542	462
Depreciation and amortization	305	233
Business development	773	595
Insurance	152	136
Other	760	658

Total non-interest expenses	21,226	15,263

Income before income tax expense and minority interest	8,610	2,475

Income tax expense	3,188	870

Income before minority interest	5,422	1,605
Minority interest in income of consolidated entity		37

Net income	$5,422	$1,568

Earnings per share:
Basic	$0.72	$0.22

Diluted	$0.66	$0.20

Weighted average number of common shares outstanding:
Basic	7,570	7,263

Diluted	8,263	8,028

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the Three Months ended June 30, 2006 and 2005

(In thousands, except per share amounts)

(Unaudited)

	2006	2005
Revenues:
Sales of physical commodities	$26,592	$—
Net dealer inventory and investment gains	15,415	5,941
Equity in income from asset management joint venture	59	25
Other	331	316

Total revenues	42,397	6,282
Cost of sales of physical commodities	28,286	—

Operating revenues	14,111	6,282
Interest expense	621	314

Net revenues	13,490	5,968

Non-interest expenses:
Compensation and benefits	4,901	2,586
Clearing and related expenses	2,062	1,588
Occupancy and equipment rental	147	116
Professional fees	301	238
Depreciation and amortization	109	80
Business development	363	215
Insurance	56	50
Other	309	197

Total non-interest expenses	8,248	5,070

Income before income tax expense and minority interest	5,242	898

Income tax expense	1,956	298

Income before minority interest	3,286	600
Minority interest in income of consolidated entity	—	24

Net income	$3,286	$576

Earnings per share:
Basic	$0.43	$0.08

Diluted	$0.39	$0.07

Weighted average number of common shares outstanding:
Basic	7,710	7,416

Diluted	8,398	8,013

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended June 30, 2006 and 2005

(In thousands)

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$5,422	$1,568
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and loss on disposals	306	233
Deferred income taxes	228	225
Equity in income from asset management joint venture	(275)	(95)
Amortization of stock option expense for consultants	21
Unrealized investment gain from INTL Consilium managed funds	(175)	(141)
Changes in operating assets and liabilities:
Receivable from brokers, dealers and clearing organization	(1,596)	202
Receivable from customers	(5,453)	(2,699)
Financial instruments owned, at fair value	2,203	(25,847)
Physical commodities inventory, at cost	(9,594)
Prepaid income taxes		107
Other assets	118	(215)
Accounts payable and accrued expenses	444	(71)
Financial instruments sold, not yet purchased, at fair value	(3,960)	35,816
Payable to brokers, dealers and clearing organization	(1,255)	(6,828)
Payable to customers	6,415	(547)
Accrued compensation and benefits	1,762	(764)
Income taxes payable	1,402	400
Other liabilities	(9)	319

Net cash provided by (used in) operating activities	(3,996)	1,663

Cash flows from investing activities:
Distribution of earnings from asset management joint venture	296
Payments related to acquisition of INTL Global Currencies	(1,199)
Investment in INTL Consilium managed fund	(1,005)
Investment withdrawals from INTL Consilium managed fund	2,000
Purchase of fixed assets, leasehold improvements and intangible assets	(344)	(148)

Net cash used in investing activities	(252)	(148)

Cash flows from financing activities:
Payable to lenders under loans and overdrafts	6,664	(1,173)
Exercise of stock options	1,980	660

Net cash provided by (used in) financing activities	8,644	(513)

Net increase in cash and cash equivalents	4,396	1,002
Cash and cash equivalents at beginning of period	20,242	21,084

Cash and cash equivalents at end of period	$24,638	$22,086

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,576	$787

Income taxes paid	$1,569	$139

Supplemental disclosure of noncash investing activities:
Assumption of trust certificates, at cost, with related financial instruments sold, not yet purchased, at market value and receivable from customers	$—	$29,740

Partial release of trust certificates, at cost, with related financial instruments sold, not yet purchased, at market value and receivable from customers	$1,441	$—

Consolidation of INTL Consilium sponsored fund	$—	$1,413

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2006

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

Revenues Reported on Gross Basis

In accordance with the guidelines provided in Emerging Issues Task Force (“EITF”) Issue No. 99-19, the Company has determined that revenues of the Company’s base metals trading business, which commenced in October 2005, should be reported on a gross basis, with the corresponding cost of sales shown separately. This matter is discussed further in note 17, under the sub-heading ‘Commodities Trading’.

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

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

(2)	Stock-Based Employee Compensation

In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which generally permits entities to recognize as expense over the vesting period the fair value of all stock-based awards calculated on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, which provides that compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price and if disclosure is made on a pro forma basis of the expense which would have been recognized if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the required pro forma disclosure provisions of SFAS No. 123.

If the Company had determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income and earnings per share would be as reflected in the pro-forma amounts indicated below:

For the nine months ended June 30, (In thousands, except per share amounts)		2006	2005
Net income	As reported	$5,422	$1,568
Pro forma option compensation expense	Pro forma	(429)	(325)

Net income	Pro forma	$4,993	$1,243

Basic earnings per share	As reported	$0.72	$0.22
	Pro forma	$0.66	$0.17

Diluted earnings per share	As reported	$0.66	$0.20
	Pro forma	$0.60	$0.15

For the three months ended June 30, (In thousands, except per share amounts)		2006	2005
Net income	As reported	$3,286	$576
Pro forma option compensation expense	Pro forma	(132)	(106)

Net income	Pro forma	$3,154	$470

Basic earnings per share	As reported	$0.43	$0.08
	Pro forma	$0.41	$0.06

Diluted earnings per share	As reported	$0.39	$0.07
	Pro forma	$0.38	$0.06

(3)	Effects of Recent Accounting Pronouncements and Interpretations

There have been no accounting pronouncements or interpretations since the date of preparation of the Company’s consolidated financial statements for the fiscal year ended September 30, 2005 that have had an effect on the Company.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

(4)	Basic and Diluted Earnings per Share

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding. Options to purchase 101,250 and 53,750 shares of common stock were excluded from the calculation of diluted earnings per share for the nine months ended June 30, 2006 and 2005, respectively, because the exercise prices of these options exceeded the average market price of the common stock for the period (i.e. they were anti-dilutive). Options to purchase 68,750 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2005, because the exercise prices of these options exceeded the average market price of the common stock for the period (i.e. they were anti-dilutive). No options were excluded for the three months ended June 30, 2006.

	2006	2005
	(In thousands, except per share amounts)
For the nine months ended June 30,

Diluted earnings per share
Numerator:
Net income	$5,422	$1,568
Denominator:
Weighted average number of:
Common shares outstanding	7,570	7,263
Dilutive potential common shares outstanding	693	765

	8,263	8,028

Diluted earnings per share	$0.66	$0.20

	2006	2005
	(In thousands, except per share amounts)
For the three months ended June 30,

Diluted earnings per share
Numerator:
Net income	$3,286	$576
Denominator:
Weighted average number of:
Common shares outstanding	7,710	7,416
Dilutive potential common shares outstanding	688	597

	8,398	8,013

Diluted earnings per share	$0.39	$0.07

(5)	Reclassifications

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

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

For the nine months ended June 30, 2006 and 2005 the Company recorded revenue of $275,000 and $94,000, respectively, representing the Company’s equity in the net income of INTL Consilium. For the three months ended June 30, 2006 and 2005 the Company recorded revenue of $59,000 and $25,000, respectively, representing the Company’s equity in the net income of INTL Consilium. Below are the unaudited condensed statements of operations of INTL Consilium for the nine months and quarters ended June 30, 2006 and 2005, and the condensed balance sheets at June 30, 2006 and September 30, 2005.

INTL Consilium, LLC

Condensed Statements of Operations

(In thousands)

	2006	2005
For the nine months ended June 30,

Total revenues	$1,660	$950
Expenses	1,111	758

Net income	$549	$192

	2006	2005
For the three months ended June 30,

Total revenues	$516	$378
Expenses	398	326

Net income	$118	$52

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

INTL Consilium, LLC

Condensed Balance Sheets

(In thousands)

	June 30, 2006	September 30, 2005
Assets
Cash	$333	$214
Management and investment advisory fees receivable	278	574
Investment in INTL Consilium managed funds	301	297
Property and equipment, net	34	27
Other assets	61	34

Total assets	$1,007	$1,146

Liabilities and Members’ Equity
Liabilities:
Accounts payable	$30	$35
Accrued compensation and benefits	35	158
Accrued expenses	30

Total liabilities	95	193

Members’ equity	912	953

Total liabilities and members’ equity	$1,007	$1,146

(7)	Investment in INTL Consilium managed funds

As of June 30, 2006, the Company has investments valued at $2,450,000 in two hedge funds managed by INTL Consilium. The Company owns a 50.1% interest in INTL Consilium.

(8)	Goodwill

The Company acquired the foreign exchange business of INTL Global Currencies in 2004. The purchase price paid by the Company for the acquisition exceeded the net asset value received by $2,489,000. Of this amount, $350,000 was allocated to intangible assets and the balance of $2,138,000 was treated as goodwill. The Company has accrued additional goodwill of $4,180,000 under the earn-out provisions of the purchase agreement. As of June 30, 2006, the Company has paid $2,762,000 of the additional goodwill. The balance of the additional goodwill accrual of $1,418,000 is reported as deferred acquisition consideration payable in the Company’s consolidated balance sheets.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

The goodwill related to the INTL Global Currencies acquisition is as follows:

(Dollars in thousands, except per share amounts)
Cash premium paid to sellers	$1,000
Cash paid for net assets received	3,577
Negotiation differences for fixed assets and stamp duty	(50)
Legal and accounting fees	66
Value of 150,000 common shares at $9.81 per share	1,472

Total payments of cash and shares	6,065
Less: Fair value of net assets received	3,577
Less: Intangible assets identified by independent valuation	350

Initial goodwill	2,138
Additional goodwill under earnout	4,180

Total goodwill	$6,318

The additional goodwill is calculated for each period as each earn-out payment is earned and an adjustment is recorded to goodwill. The first four earn-out installments totaling $2,762,000 have been paid. The fifth earn-out installment of $400,000 is due on or by August 29, 2006. Two additional minimum payments of $391,000 each are due on or by November 29, 2006 and March 1, 2007. These quarterly payments have a maximum ceiling of $400,000. Furthermore, the Company is required to pay $236,000 on or by August 29, 2006, being 10% of revenues exceeding $10,000,000 for the twelve month period ended June 30, 2006. The Company will be required to make an additional payment equal to 10% of any revenues exceeding $5,000,000 for the six month period ending December 31, 2006.

(9)	Related Party Transactions

One of the Company’s principal shareholders has made an investment, valued at approximately $99,000,000 as of June 30, 2006, in a hedge fund managed by INTL Consilium. An executive of this shareholder is a director of the Company.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

(10)	Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased, at Market Value

Financial instruments owned and financial instruments sold, not yet purchased, at June 30, 2006 and September 30, 2005 consisted of trading and investment financial instruments at market values as follows:

	Owned	Sold, not yet purchased
	(In thousands)
June 30, 2006:
Common stock and American Depository Receipts	$4,004	$2,183
Exchangeable foreign ordinary equities and American Depository Receipts	23,084	23,188
Corporate and municipal bonds	4,549	642
Foreign government obligations	1,570	210
Negotiable instruments (promissory notes)	9,848
U.S. Treasury Bonds under total return swap transactions		23,463
Options and futures	26,064	16,370
Commodities	22	20,905
Other investments	32

	$69,173	$86,961

		Sold, not yet
	Owned	purchased
	(In thousands)
September 30, 2005:
Common stock and American Depository Receipts	$2,638	$4,155
Exchangeable foreign ordinary equities and American Depository Receipts	28,707	28,919
Corporate and municipal bonds	3,873	255
Foreign government obligations	1,183	2,479
Negotiable instruments (promissory notes)	7,777
U.S. Treasury Bonds under total return swap transactions		24,558
Options and futures	3,338	3,182
Commodities	23,823	28,451
U.S. Government obligations		17
Other investments	37

	$71,376	$92,016

(11)	Physical Commodities Inventory

The Company commenced base metals trading activities during the quarter ended December 31, 2005. The Company owned base metals inventory, valued at cost, of $9,594,000 as of June 30, 2006. Base metals inventory is valued at the lower of cost or market value, determined using the specific identification weighted average price method.

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

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

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

The initial transaction value was $29,740,000. The Company has since sold Trust Interests for $6,642,000, the price at which they were acquired, and released a proportionate share of the securities referred to in b) above from the repurchase arrangement.

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

The net result is that the Company reports the effects of a) above as an increase in assets of $23,098,000 (represented by the Trust Interests), and the assumption of a liability to deliver securities. Over time, as the values of the Trust Interests and securities deliverable may change, the Company will experience equal and offsetting changes in the values of the TRS receivables or payables. Although the Transactions will temporarily increase the Company’s assets and liabilities until termination, the Company expects that the only impact of the transactions on the Company’s net cash flow will be the Company’s receipt of fee revenue.

The total fees received and to be received on the Transactions, as well as the associated variable compensation payable, are spread on a straight-line basis over the terms of the Transactions. Non-refundable fees received but not yet recognized as revenue, amounting to $102,000, appear as a liability on the Condensed Consolidated Balance Sheets as at June 30, 2006 under “Other liabilities”. Non-recoverable costs incurred in connection with the Transactions but not yet recognized as expenses, amounting to $31,000, appear as an asset under “Other assets” at the same date.

(13)	Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a broker-dealer and trader in securities, foreign exchange and commodities. The Company has sold financial instruments that it does not currently own and will therefore be obligated to purchase such financial instruments at a future date. The Company has recorded these obligations in its condensed consolidated financial statements at June 30, 2006 at market values of the related financial instruments (totaling $86,961,000). The Company will incur losses if the market value of the financial instruments increases after June 30, 2006. The total of $86,961,000 includes $16,370,000 for options and futures contracts, which represent a liability of the Company based on their market values as of June 30, 2006.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

Listed below is the fair value of trading-related derivatives as of June 30, 2006 and September 30, 2005. Assets represent net unrealized gains and liabilities represent net unrealized losses.

(In thousands)	June 30, 2006 Assets	June 30, 2006 Liabilities	September 30, 2005 Assets	September 30, 2005 Liabilities
Interest Rate Derivatives	$12	$—	$29	$—
Foreign Exchange Derivatives	15	—	17
Commodity Price Derivatives	26,037	16,370	3,292	3,182

Total	$26,064	$16,370	$3,338	$3,182

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

(14)	Payable to Lenders Under Loans and Overdrafts

At June 30, 2006, the Company had five lines of credit with four commercial banks totaling $60,000,000. Four of the credit facilities are secured by certain assets. Total interest expense related to the Company’s credit facilities was approximately $449,000 and $1,042,000 for the three months and nine months ended June 30, 2006, respectively. The interest rate terms for the facilities range from 2.25% to 2.75% over the London Interbank Offered Rates (‘LIBOR’) (approximately 5.3% at June 30, 2006).

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

At June 30, 2006 the Company had the following credit facilities:

Maximum Amount	Borrowing at June 30, 2006	Security	Maturity
(In thousands)
$10,000	$2,996	Certain foreign exchange assets	March 31, 2007
12,000	0	Unsecured	March 31, 2008
10,000	1,065	Certain commodities assets	On demand
18,000	8,450	Certain commodities assets	On demand
10,000	4,000	Certain trade finance assets	On demand

$60,000	$16,511

In addition the Company had borrowed $3,000,000 as of June 30, 2006 from a non-bank lender, which was repaid on July 31, 2006. This borrowing included an interest rate of 6.5% per annum.

The Company also has a $10,000,000 credit facility with a commercial bank for the exclusive purpose of issuing letters of credit. This line of credit requires a 20% cash margin deposit and requires the security of the assets covered by the letter of credit. Letters of credit issued under this facility totaled $8,198,000 at June 30, 2006.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

At June 30, 2006 and September 30, 2005, the U.S. dollar equivalent of the components of the net borrowing under the credit facilities were as follows:

	June 30,	September 30,
	2006	2005
	U.S. dollar	U.S. dollar
	equivalent	equivalent
	(In thousands)
Payable to Banks: banks:
Lines of credit
Australian Dollar	$11	$10
Canadian Dollar
Danish Krone		135
Euro	2,084	1,175
Japanese Yen	424
Norwegian Krona	332
South African Rand		314
Swedish Krona	20
Swiss Francs	49	442
Thailand Baht	9
United Kingdom Pound Sterling	67
United States Dollar	13,515	7,771

Total payable under lines of credit	16,511	9,847

Overdrafts and borrowings
United States Dollar	3,000	3,000

Total payable to banks under loans and overdrafts	$19,511	$12,847

(15)	Capital and Cash Reserve Requirements

INTL Trading is a member of the NASD and is subject to the SEC Uniform Net Capital Rule 15c3-1. This Rule requires the maintenance of minimum net capital in an amount equal to the greater of $100,000, 6 2/3% of aggregate indebtedness, or $2,500 for each security in which a market is made with a bid price over $5 and $1,000 for each security in which a market is made with a bid price of $5 or less with a ceiling of $1,000,000, and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. Equity capital may not be withdrawn if the resulting net capital ratio would exceed 10 to 1. At June 30, 2006, INTL Trading’s net capital was approximately $3,943,000 which was approximately $2,943,000 in excess of its minimum requirement of $1,000,000. Its ratio of aggregate indebtedness to net capital was 0.47 to 1 and the percentage of debt to debt-equity total computed in accordance with Rule 15c3-1(d) was 0%. During the quarter INTL Trading repaid a subordinated loan of $2,500,000 made to it by the Company.

INTL Trading is exempt from SEC Rule 15c3-3 pursuant to the exemptive provision under subparagraph (k)(2)(ii) and, therefore, is not required to maintain a “Special Reserve Bank Account for the Exclusive Benefit of Customers”.

(16)	Stock Options

During the nine months ended June 30, 2006, the Company granted stock options covering 188,800 shares of common stock. During the nine months ended June 30, 2006, stock options covering 206,667 shares of common stock were exercised and 7,600 shares expired. On March 8, 2006, the shareholders approved an

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

amendment to the 2003 International Assets Holding Corporation Stock Option Plan to increase the number of shares authorized from 1,000,000 shares to 1,500,000 shares. As of June 30, 2006, the Company had outstanding options covering a total of 983,049 shares of common stock and had 585,568 shares available for issuance under its existing option plans.

Stock options granted during the nine months ended June 30, 2006 consisted of the following:

Options Granted	Grant Date	Exercise Price Per Share	Expiration Date	Exercisable
23,850	11/01/05	$8.45	11/30/05	(a)
58,000	12/02/05	$8.80	12/02/09	(b)
65,000	12/02/05	$10.12	12/02/09	(b)
9,450	02/01/06	$9.34	02/28/06	(c)
15,500	05/01/06	$10.71	05/31/06	(d)
10,000	05/08/06	$11.81	06/06/06	(e)
7,000	05/08/06	$11.81	05/08/10	(b)

188,800

(a)	100% exercisable on or after November 1, 2005. Options covering 20,150 shares were exercised by November 30, 2005 and options covering 3,700 shares expired.
(b)	Exercisable at 33% after year one, 33% after year two and 34% after year three.
(c)	100% exercisable on or after February 1, 2006, expiring on February 28, 2006. Options covering 8,450 shares were exercised by February 28, 2006 and options covering 1,000 shares expired.
(d)	100% exercisable on or after May 1, 2006, expiring on May 31, 2006. Options covering 12,600 shares were exercised by May 31, 2006 and options covering 2,900 shares expired.
(e)	100% exercisable on or after May 8, 2006, expiring on June 6, 2006. Options covering 10,000 shares were exercised on June 6, 2006.

The Company did not recognize any compensation expense in connection with the grant of stock options covering 168,800 shares during the nine months ended June 30, 2006, because the exercise price on the date of grant for each option was equal to or greater than the fair market value of the common stock on the date of grant. During the nine month period ended June 30, 2006, the Company recognized an additional $21,000 of non-cash expense related to the grant of 20,000 nonqualified stock options made on December 2, 2005 to two consultants of the Company in accordance with EITF Issue No. 96-18 and EITF Issue No. 00-18. The total expense of $21,000 was determined by utilizing an amortization period equal to the vesting period for the options and calculating the options’ value based on the Black-Scholes option pricing model.

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

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

International Equities Market-Making:

Through INTL Trading, the Company acts as a wholesale market maker in select foreign and domestic securities including unlisted ADRs and foreign ordinary shares. INTL Trading provides execution and liquidity to national broker-dealers, regional broker-dealers and institutional investors.

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

In accordance with the guidelines provided in EITF Issue No. 99-19, the Company has determined that revenues from the Company’s base metals trading business should be reported on a gross basis because these commodities are physically delivered and not readily convertible to cash. All the Company’s other businesses, including the precious metals trading business, also falling within the ‘Commodities Trading’ segment, report their revenues on a net basis. Inventory for the base metals business is valued at the lower of cost or market value. The Company generally mitigates the price risk associated with base metals held in inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under GAAP. In such situations, unrealized gains in inventory are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP. As a result, the Company’s reported commodities trading earnings may be subject to volatility.

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

The total revenues as reported for the nine months and three months ended June 30, 2006, respectively, are not comparable with the total revenues reported for prior periods because they combine gross revenues for

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

the physical base metals business and net revenues for all other businesses. In order to achieve comparability, and to reflect the way that the Company’s management views the results, the tables below also reflect the segmental contribution to ‘Operating revenues’, which is shown on the face of the Condensed Consolidated Statements of Operations and which is calculated by deducting physical commodities cost of sales from total revenues.

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

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

Information concerning operations in these segments of business is shown in accordance with SFAS No. 131 as follows:

	2006	2005
	(In thousands)
For the nine months ending June 30,

Revenues:
International equities market-making	$13,230	$8,618
International debt capital markets	1,890	1,785
Foreign exchange trading	10,243	6,598
Commodities trading	60,062	910
Other	689	614

Total	$86,114	$18,525

Operating revenues:
International equities market-making	$13,230	$8,618
International debt capital markets	1,890	1,785
Foreign exchange trading	10,243	6,598
Commodities trading	5,411	910
Other	689	614

Total	$31,463	$18,525

Net contribution:
(Revenue less cost of sales, clearing and related expenses and variable trader compensation):
International equities market-making	$6,685	$3,784
International debt capital markets	1,571	1,215
Foreign exchange trading	7,868	5,070
Commodities trading	4,313	651
Other	—	—

Total	$20,437	$10,720

Reconciliation of net contribution to income before income taxes and minority interest:
Net contribution allocated to segments	$20,437	$10,720
Fixed costs not allocated to operating segments	11,827	8,245

Income before income taxes and minority interest	$8,610	$2,475

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

	2006	2005
	(In thousands)
For the three months ended June 30,

Revenues:
International equities market-making	$4,878	$2,935
International debt capital markets	572	673
Foreign exchange trading	4,730	2,086
Commodities trading	32,054	275
Other	163	313

Total	$42,397	$6,282

Operating revenues
International equities market-making	$4,878	$2,935
International debt capital markets	572	673
Foreign exchange trading	4,730	2,086
Commodities trading	3,768	275
Interest income and other	163	313

Total	$14,111	$6,282

Net contribution:
(Revenue less cost of sales, clearing and related expenses and variable trader compensation):
International equities market-making	$2,485	$1,319
International debt capital markets	490	438
Foreign exchange trading	3,654	1,636
Commodities trading	3,439	211

Total	$10,068	$3,604

Reconciliation of net contribution to income before income taxes and minority interest:
Net contribution allocated to segments	$10,068	$3,604
Fixed costs not allocated to operating segments	4,826	2,706

Income before income taxes and minority interest	$5,242	$898

	2006	2005
	(In thousands)
June 30,

Total assets:
International equities market-making	$33,839	$26,498
International debt capital markets	41,068	36,489
Foreign exchange trading	28,723	30,528
Commodities trading	55,980	32,439
Other	4,411	6,187

Total	$164,021	$132,141

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

(18)	Subsequent Events

On August 1, 2006 International Assets Holding Corporation invested $1,000,000 as a subordinated loan in INTL Consilium, the Company’s asset management joint venture, and on the same day received a capital redemption of $400,000. The earliest date for repayment of this loan is August 2012. The purpose of this net additional investment in INTL Consilium is to provide additional funding for its growth.

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

The Company believes that it continues to make significant progress in its effort to build a diversified financial services firm focusing on niche markets. During the last three years, the Company has successfully acquired or established businesses in key product areas and geographic locations. The Company’s activities are currently divided into international equities market-making, international debt capital markets, foreign exchange trading, commodities trading and asset management. As a result of the growth in the foreign exchange trading business following the July 2004 acquisition of INTL Global Currencies and the continued growth in the Company’s commodities trading business, the Company believes that it is now less vulnerable to cycles in individual product areas. The Company believes that its strategy of linking expenses to revenues will also help to lessen the negative impact of adverse market conditions which occur periodically in international securities and financial markets.

Results of Operations

Set forth below is the Company’s discussion of the results of its operations for the first nine months of the fiscal years ending September 30, 2006 and 2005 (respectively ‘YTD 2006’ and ‘YTD 2005’), and the fiscal quarters ended June 30, 2006 and 2005 (respectively ‘Q3 2006’ and ‘Q3 2005’).

The Company’s total revenues in fiscal 2006 include the gross sales of the Company’s base metals business, which commenced in October 2005 and provides physical delivery of base metals to customers. Certain features of this business make it ineligible for net reporting of its revenues under generally accepted accounting principles in the United States of America (“GAAP”). All the Company’s other businesses report their revenues on a net basis. The total revenues as reported during fiscal 2006 are not comparable with the total revenues reported for prior periods because they combine gross revenues for the base metals business and net revenues for all other businesses. The Company’s management views ‘Operating revenues’, shown on the face of the Condensed Consolidated Statements of Operations and calculated by deducting cost of sales from total revenues, as a more meaningful number for comparison with prior periods.

The Company’s operating revenues for Q3 2006 increased 125% to $14,111,000 from $6,282,000 for Q3 2005. Total non-interest expenses for Q3 2006 were $8,248,000, 63% higher than the $5,070,000 in Q3 2005, while interest expense increased by $307,000 to $621,000. The Company’s net income increased from $576,000 during Q3 2005 to $3,286,000 during Q3 2006. Earnings before interest, taxes, depreciation, amortization and minority interest (“EBITDA”), reconciled to net income in a table below, increased by 448% from $1,086,000 to $5,952,000.

Base metals held in inventory are valued at the lower of cost or market. This is in contrast to all of the Company’s other inventory positions, which are marked at fair value.

The Company generally mitigates the price risk associated with base metals held in inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under GAAP. In such situations, unrealized gains in inventory are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP.

The international equities market-making, foreign exchange trading and commodities trading businesses all produced very strong results during Q3 2006, contributing to record quarterly revenues and net income.

Nine months Ended June 30, 2006 Compared to Nine months Ended June 30, 2005

The following table reflects the sources of the Company’s operating revenues as a percentage of the Company’s total operating revenues for YTD 2006 and YTD 2005.

	Percentage of total operating revenues YTD 2006	Percentage of total operating revenues YTD 2005	Percentage changein $ amount 2005-2006
International equities market-making	42%	46%	54%
International debt capital markets	6%	10%	6%
Foreign exchange trading	33%	36%	55%
Commodities trading	17%	5%	495%
Other	2%	3%	12%

Total operating revenues	100%	100%	70%

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

	Percentage of total net contribution YTD 2006	Percentage of total net contribution YTD 2005	Percentage change in $ amount 2005-2006
International equities market-making	33%	35%	77%
International debt capital markets	8%	11%	29%
Foreign exchange trading	38%	48%	55%
Commodities trading	21%	6%	563%

Total net contribution	100%	100%	91%

The following table reflects the principal components of the Company’s non-interest expenses as a percentage of the Company’s total non-interest expenses for YTD 2006 and YTD 2005.

	Percentage of total non-interest expenses YTD 2006	Percentage of total non-interest expenses YTD 2005	Percentage change in $ amount 2005-2006
Compensation and benefits	58%	52%	55%
Clearing and related expenses	27%	32%	20%
Occupancy and equipment rental	2%	2%	49%
Professional fees	3%	3%	17%
Depreciation and amortization	1%	2%	31%
Business development	4%	4%	30%
Insurance	1%	1%	12%
Other expenses	4%	4%	16%

Total non-interest expenses	100%	100%	39%

The following table shows the Company’s EBITDA, together with a reconciliation of EBITDA to net income, for YTD 2006 and YTD 2005.

EBITDA, a financial measure that is not recognized under GAAP, should not be construed as earnings before income taxes, net earnings or cash from operating activities as determined by GAAP. The Company defines EBITDA as net income before (i) interest income; (ii) interest expense; (iii) income taxes; (iv) depreciation and amortization; and (v) minority shareholders. Other companies may calculate EBITDA differently than the Company does.

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

(In thousands)	YTD 2006	YTD 2005	Percentage change 2005-2006
EBITDA	$10,275	$3,158	225%
Interest income	267	337
Interest expense	(1,627)	(787)
Depreciation and amortization	(305)	(233)
Income tax	(3,188)	(870)
Minority shareholders	—	(37)

Net income	$5,422	$1,568	246%

Net Income. The Company reported net income of $5,422,000 for YTD 2006, which equates to $0.72 per basic share and $0.66 per diluted share. This compares to net income of $1,568,000, or $0.22 per basic share and $0.20 per diluted share, for YTD 2005.

Total Revenues. The Company’s total revenues were $86,114,000 for YTD 2006 compared to $18,525,000 for YTD 2005. These two numbers are not comparable because the YTD 2006 figure includes the gross sales figure for the Company’s base metals trading business, which commenced in fiscal 2006, while the YTD 2005 figure represents net gains in all the Company’s businesses, as discussed under ‘Results of Operations’ above. Other than in the base metals trading business, net gains in all the Company’s businesses continue to be reported under ‘Total revenues’. As a result, the Company believes that operating revenues, which are revenues after deduction of cost of goods sold and are discussed below, provide a more meaningful basis for assessing the Company’s performance.

Operating Revenues. The Company’s total operating revenues increased 70% to $31,463,000 for YTD 2006 compared to $18,525,000 for YTD 2005. Equity market-making operating revenues increased by 54% to $13,230,000 for YTD 2006, from $8,618,000 for YTD 2005, due to significantly higher trade volumes. The foreign exchange trading business showed a 55% increase to $10,243,000 for YTD 2006, from $6,598,000 for YTD 2005, with higher trade volumes from existing and new customers. Commodities trading operating revenues increased by 495% to $5,411,000 for YTD 2006, from $910,000 for YTD 2005, reflecting the addition of the base metals business in October 2005. International debt capital markets operating revenues increased by 6%, to $1,890,000 for YTD 2006 from $1,785,000 for YTD 2005, in continued difficult trading conditions that showed sustained spread compression.

Net Contribution. Net contribution consists of revenues less direct clearing and clearing related charges and variable trader compensation. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. The net contribution allocated to segments for YTD 2006 is $20,437,000 compared to $10,720,000 for YTD 2005. Equity market making revenues are stated before deduction of ADR conversion fees, while net contribution is stated after these fees.

Equity in Income from Asset Management Joint Venture. The Company recognized revenue of $275,000 from the asset management joint venture for YTD 2006, an increase of 193% from the $94,000 for YTD 2005. Total assets under management at June 30, 2006 were $382,000,000, of which approximately $146,000,000 were in funds sponsored by INTL Consilium and the balance of $236,000,000 were in a third party fund for which INTL Consilium acts as investment sub-adviser. Total assets under management were $98,000,000 at June 30, 2005. Total revenues in INTL Consilium increased by 75% from $950,000 for YTD 2005 to $1,660,000 for YTD 2006, while expenses increased by 47% from $758,000 for YTD 2005 to $1,111,000 for YTD 2006. One of the Company’s principal shareholders had an investment of $99,000,000 in an INTL Consilium sponsored fund at June 30, 2006.

Interest Expense. The Company’s interest expense was $1,627,000 for YTD 2006, compared to $787,000 for YTD 2005. The expense for YTD 2006 consisted of approximately $245,000 in interest paid to banks in the foreign exchange trading business, $489,000 of interest in the Company’s securities businesses and $893,000 of interest paid to banks in the commodities and debt capital markets businesses and for general borrowing purposes.

Total Non-interest Expenses. The Company’s total non-interest expenses increased by 39% to $21,226,000 for YTD 2006, from $15,263,000 for YTD 2005. The increases were primarily in compensation and benefits, clearing and related expenses, occupancy and business development, and were directly attributable to the improved performance and expansion of the Company’s business.

Cost of Sales of Physical Commodities. As discussed above, the base metals trading business is reported on a gross basis, showing sales and cost of sales separately. The cost of sales is the cost of commodities sold and delivered to customers, including the cost of shipping, handling and storage. For YTD 2006 the cost of sales exceeded sales revenue. Selling prices are largely determined in accordance with twelve-month contracts that usually fix selling prices at the average London Metals Exchange (‘LME’) price of the base metal in the month of delivery plus a predetermined premium. The price risk at the time of purchasing the base metal is mitigated through the use of derivatives. The loss on sales of physical base metals for YTD 2006 was $362,000. Gains in both closed and open derivative positions relating to physical base metals of $3,321,000 are included in ‘Net dealer inventory and investment gains’ for YTD 2006 in the Condensed Consolidated Statement of Operations.

Compensation and Benefits. The Company’s compensation and benefits expense increased 55% from $7,980,000 for YTD 2005 to $12,336,000 for YTD 2006. The increase was primarily a consequence of improved performance, leading to increased variable compensation, and higher staff levels. Operating revenues increased by 70%. At June 30, 2006 the Company had 74 employees, compared with 63 at June 30, 2005, an increase of 17%.

Clearing and Related Expenses. Clearing and related expenses increased by 20% from $4,870,000 for YTD 2005 to $5,868,000 for YTD 2006. The total ADR conversion fees were $1,836,000 and $2,022,000 for YTD 2006 and YTD 2005, respectively. The cost of clearing the increased volume of trades in the nine months to June 30, 2006 was offset by a reduction in ticket charges following the Company’s change of clearing organization to the Broadcort division of Merrill Lynch, Pierce, Fenner & Smith, Inc., in December 2005.

Occupancy and Equipment Rental. Occupancy and equipment rental expense increased by 49% from $329,000 for YTD 2005 to $490,000 for YTD 2006. This increase is primarily due to expansion into new office space in London commencing in December 2005 and the lease of additional information systems equipment.

Professional Fees. Professional fees principally consist of legal, taxation and accounting fees. These fees increased 17% from $462,000 for YTD 2005 to $542,000 for YTD 2006 mainly as a result of legal fees incurred in the course of contracting a share acquisition agreement with Baltimore plc (announced on June 30, 2006 and terminated on July 18, 2006, as a result of the acceptance by a majority of Baltimore plc shareholders of a competing bid) and larger accruals for accounting, audit and tax fees in fiscal 2006.

Depreciation and Amortization. Depreciation and amortization increased 31% from $233,000 for YTD 2005 to $305,000 for YTD 2006. The Company incurred additional depreciation and amortization costs in YTD 2006 due to depreciation of additional fixed assets in the new London office, as well as additional computers for new employees.

Business Development Expense. Business development expense increased 30% from $595,000 for YTD 2005 to $773,000 for YTD 2006 as a consequence of expanding the debt capital markets and commodities trading businesses.

Insurance Expense. In prior periods employee health insurance costs have been classified as ‘Insurance’ expenses. Current and prior period employee health insurance costs are now classified under ‘Compensation and Benefits’. ‘Insurance’ expense primarily consists of property, general liability and fidelity bond insurance. Insurance expense increased 12% from $136,000 for YTD 2005 to $152,000 for YTD 2006 because of increased levels of insurance as the Company’s business has grown.

Other Operating Expenses. Other operating expenses increased 16% from $658,000 for YTD 2005 to $760,000 for YTD 2006. The increase was primarily related to an increase in the bad debt provision of $70,000.

Tax Expense. The Company recognized income tax expense of $3,188,000 for YTD 2006 compared with $870,000 for YTD 2005. The Company’s effective income tax rate was 37.0% for YTD 2006 compared with 35.2% for YTD 2005.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The following table reflects the sources of the Company’s operating revenues as a percentage of the Company’s total operating revenues for Q3 2006 and Q3 2005.

	Percentage of total operating revenues Q3 2006	Percentage of total operating revenues Q3 2005	Percentage change in $ amount 2005-2006
International equities market-making	35%	47%	66%
International debt capital markets	4%	11%	-15%
Foreign exchange trading	33%	33%	127%
Commodities trading	27%	4%	1,270%
Other	1%	5%	-48%

Total operating revenues	100%	100%	125%

The Company utilizes net contribution to assess performance of the Company’s business segments. Net contribution consists of net operating revenues from each business activity, less direct clearing and clearing related changes and variable trader compensation. The following table reflects the sources of the Company’s net contribution as a percentage of the Company’s total net contribution for Q3 2006 and Q3 2005.

	Percentage of total net contribution Q3 2006	Percentage of total net contribution Q3 2005	Percentage change in $ amount 2005-2006
International equities market-making	25%	37%	88%
International debt capital markets	5%	12%	12%
Foreign exchange trading	36%	45%	123%
Commodities trading	34%	6%	1,530%

Total net contribution	100%	100%	179%

The following table reflects the principal components of the Company’s non-interest expenses as a percentage of the Company’s total non-interest expenses in Q3 2006 and Q3 2005.

	Percentage of total non-interest expenses Q3 2006	Percentage of total non-interest expenses Q3 2005	Percentage change in $ amount 2005-2006
Compensation and benefits	59%	51%	90%
Clearing and related expenses	25%	31%	30%
Occupancy	2%	2%	27%
Professional fees	4%	5%	26%
Depreciation and amortization	1%	2%	36%
Business development	4%	4%	69%
Insurance	1%	1%	12%
Other expenses	4%	4%	57%

Total non-interest expenses	100%	100%	63%

The following table shows the Company’s EBITDA, together with a reconciliation of EBITDA to net income, for Q3 2006 and Q3 2005.

(In thousands)	Q3 2006	Q3 2005	Percentage change 2005-2006
EBITDA	$5,952	$1,086	448%
Interest income	20	206
Interest expense	(621)	(314)
Depreciation and amortization	(109)	(80)
Income tax	(1,956)	(298)
Minority shareholders	—	(24)

Net income	$3,286	$576	470%

Net Income. The Company reported net income of $3,286,000 for the three months ended June 30, 2006 (“Q3 2006”), which equates to $0.43 per basic share and $0.39 per diluted share. This compares to net income of $576,000, or $0.08 per basic share and $0.07 per diluted share, for the three months ended June 30, 2005 (“Q3 2005”).

Total Revenues. The Company’s total revenues were $42,397,000 for Q3 2006 compared to $6,282,000 for Q3 2005. These two numbers are not comparable because the Q3 2006 figure includes the gross sales figure for the Company’s base metals trading business, which commenced in fiscal 2006, while the Q3 2005 figure represents net gains in all the Company’s businesses. Other than in the base metals trading business, net gains in all the Company’s businesses continue to be reported under ‘Total revenues’. As a result, the Company believes that operating revenues, which are revenues after deduction of cost of goods sold and are discussed below, provide a more meaningful basis for assessing the Company’s performance.

Operating Revenues. Total operating revenues increased by 125% from $6,282,000 in Q3 2005 to $14,111,000 in Q3 2006. Equity market-making operating revenues increased by 66% from $2,935,000 in Q3 2005 to $4,878,000 in Q3 2006, as a result of very active market conditions, producing higher trade volumes. Equity market-making revenues include improved revenues from trading in over-the-counter U.S. domestic stocks, a new business that started in early 2005. The foreign exchange trading business also performed very strongly, with additional business from existing and new customers and unusually beneficial conditions in some of the Company’s markets contributing to an increase in operating revenues of 127% from $2,086,000 in Q3 2005 to $4,730,000 in Q3 2006. International debt capital markets revenue decreased by 15% from $673,000 in Q3 2005 to $572,000 in Q3 2006, in competitive market conditions that saw further overall spread compression. Operating revenues from commodities trading increased by

1,270% from $275,000 in Q3 2005 to $3,768,000 in Q3 2006. As a result of GAAP requirements to mark base metals inventories at the lower of cost or market value, while marking offsetting derivative positions at market value, the Company’s commodities trading earnings may be subject to volatility. The price volatility experienced in the second and third quarters of fiscal 2006 was unusual and under more normal circumstances the Company would not anticipate such significant swings in reported earnings. This type of price volatility is not expected to impact the reported earnings of the Company’s base metals activities over the long term.

Net Contribution. Net contribution consists of revenues, less cost of sales, direct clearing and clearing related charges and variable trader compensation, as more fully described below. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. The net contribution allocated to each of the Company’s business segments is $10,068,000 for Q3 2006 compared to $3,604,000 for Q3 2005. Equity market-making revenues are stated before deduction of ADR conversion fees, while net contribution is stated after these fees.

Equity in Income from Asset Management Joint Venture. The Company recognized revenue of $59,000 in Q3 2006 from its asset management joint venture, INTL Consilium, in which the Company has a 50.1% interest, compared with $25,000 in Q3 2005. Total assets under management at June 30, 2006 were $382,000,000, of which approximately $146,000,000 were in funds sponsored by INTL Consilium and the balance of $236,000,000 were in a third party fund for which INTL Consilium acts as investment sub-adviser. Total assets under management were $98,000,000 at June 30, 2005. Total revenues in INTL Consilium increased by 37% from $378,000 for Q3 2005 to $516,000 for Q3 2006, while expenses increased by 22% from $326,000 for Q3 2005 to $398,000 for Q3 2006. One of the Company’s principal shareholders has an investment of $99,000,000 in an INTL Consilium sponsored fund.

Interest Expense. The Company’s interest expense was $621,000 for Q3 2006, compared to $314,000 for Q3 2005. The expense in Q3 2006 consisted of $72,000 of interest in the Company’s securities businesses, $94,000 of interest paid to banks in the foreign exchange trading business, $279,000 of interest paid to banks in the commodities business and $176,000 of interest paid to banks in the debt capital markets businesses and for general borrowing purposes.

Total Non-interest Expenses. The Company’s total non-interest expenses increased by 63% to $8,248,000 for Q3 2006 from $5,070,000 for Q3 2005. This increase was directly attributable to the improved performance and expansion of the Company’s business.

Cost of Sales of Physical Commodities. As discussed above, the base metals trading business is reported on a gross basis, showing sales and cost of sales separately. The cost of sales is the cost of commodities sold and delivered to customers, including the cost of shipping, handling and storage. For Q3 2006 the cost of sales exceeded sales revenue. Selling prices are largely determined in accordance with twelve-month contracts that usually fix selling prices at the average LME price of the base metal in the month of delivery plus a predetermined premium. The price risk at the time of purchasing the base metal is mitigated through the use of derivatives. The loss on sales of physical base metals for Q3 2006 was $1,694,000. Gains in both closed and open derivative positions relating to physical base metals of $4,614,000 are included in ‘Net dealer inventory and investment gains’ for Q3 2006 in the Condensed Consolidated Statement of Operations.

Compensation and Benefits. The Company’s compensation and benefit expense increased 90% from $2,586,000 for Q3 2005 to $4,901,000 for Q3 2006. The increase was primarily a consequence of higher staff levels and improved performance, leading to increased variable compensation. The Company employed an average of 62 people in Q3 2005 and an average of 74 people in Q3 2006, an increase of 19%.

Clearing and Related Expenses. Clearing and related expenses increased by 30% from $1,588,000 for Q3 2005 to $2,062,000 for Q3 2006. The total ADR conversion fees were $607,000 and $470,000 for Q3 2006 and Q3 2005, respectively. The increase in clearing and related expenses was primarily due to the increase in activity in the equity market-making business, though proportionately far less than the increase in revenues. In December 2005 the Company changed its clearing organization to the Broadcort division of Merrill Lynch, Pierce, Fenner & Smith, Inc. The change in clearing firm has resulted in a significantly decreased average ticket charge.

Occupancy and Equipment Rental. Occupancy and equipment rental expense increased by 27% from $116,000 for Q3 2005 to $147,000 for Q3 2006. This increase is primarily due to the lease of new office space in London starting in December 2005.

Professional Fees. Professional fees principally consist of legal, taxation and accounting fees. These fees increased 26% from $238,000 for Q3 2005 to $301,000 for Q3 2006 mainly as a result of larger accruals for legal, tax and audit fees.

Depreciation and Amortization. Depreciation and amortization increased 36% from $80,000 for Q3 2005 to $109,000 for Q3 2006. The Company incurred additional depreciation and amortization costs in Q3 2006 due to depreciation of additional fixed assets in the London office and amortization of intangible assets arising from the acquisition of INTL Global Currencies.

Business Development Expense. Business development expense increased 69% from $215,000 for Q3 2005 to $363,000 for Q3 2006.

Insurance Expense. In prior periods employee health insurance costs have been classified as ‘Insurance’ expenses. Current and prior period employee health insurance costs are now classified under ‘Compensation and Benefits’. ‘Insurance’ expense primarily consists of property, general liability and fidelity bond insurance. Insurance expense increased 12% from $50,000 in Q3 2005 to $56,000 in Q3 2006 because of increased levels of insurance as the Company’s business has grown.

Other Operating Expenses. Other operating expenses increased 57% from $197,000 in Q3 2005 to $309,000 for Q3 2006. The increase was primarily related to a $70,000 increase in the bad debt provision.

Tax Expense. The Company recognized income tax expense of $1,956,000 for Q3 2006 compared with $298,000 for Q3 2005. The Company’s effective income tax rates were approximately 37.3% for Q3 2006 and 33.2% for Q3 2005.

Liquidity and Capital Resources

A substantial portion of the Company’s assets are liquid. The majority of the assets consist of financial instrument inventories, which fluctuate depending on the level of customer business. At June 30, 2006, approximately 79% of the Company’s assets consisted of cash, cash equivalents, receivables from brokers, dealers and clearing organization, marketable financial instruments, receivables from customers and physical commodities inventory, at cost. All assets are financed by the Company’s equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased and other payables.

The Company’s ability to receive distributions from INTL Trading, the Company’s broker-dealer subsidiary, is restricted by regulations of the SEC and the NASD. The Company’s right to receive distributions from its subsidiaries is also subject to the rights of the subsidiaries’ creditors, including customers of INTL Trading.

INTL Trading is subject to the net capital requirements of the SEC and the NASD relating to liquidity and net capital levels. At June 30, 2006, INTL Trading had regulatory net capital of approximately $3,943,000, which was $2,943,000 in excess of its minimum net capital requirement on that date. During the quarter INTL Trading repaid a subordinated loan of $2,500,000 made to it by the Company. The inter-company loan and the related interest income and interest expense have been eliminated from the consolidated balance sheet and statements of operations of the Company for all periods presented.

The Company’s assets and liabilities may vary significantly from period to period because of changes relating to customer needs and economic and market conditions. The Company’s operating activities generate or utilize cash resulting from net income or loss earned during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the levels of customer activity and financial instruments resulting from trading strategies dictated by prevailing market conditions. The Company’s total assets at June 30, 2006 and September 30, 2005 were $164,021,000 and $147,019,000, respectively.

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

The Company’s borrowing facilities with banks have grown substantially since June 30, 2005. At that time, the Company had bank facilities under which the Company could borrow up to an aggregate of $26,000,000. At June 30, 2006 the Company had facilities with four commercial banks under which the Company could borrow up to $60,000,000, as well as a $10,000,000 letter of credit facility with a fifth commercial bank.

In July 2004 the Company completed the acquisition of INTL Global Currencies. Under the acquisition agreement, the Company is obligated to make certain earn-out payments to the sellers. Earn-out installments of $2,762,000 have been paid to date. The next earn-out installment of $400,000 is due on or by August 29, 2006. Two additional minimum payments of $391,000 each are due on November 29, 2006 and March 1, 2007. These quarterly payments have a maximum ceiling of $400,000. Furthermore, the Company is required to pay $236,000 on or by August 29, 2006, being 10% of revenues exceeding $10,000,000 for the twelve month period ended June 30, 2006. The Company will be required to make an additional payment calculated at 10% of any foreign exchange trading revenues exceeding $5,000,000 for the six month period ending December 31, 2006.

Cash Flows

The Company’s cash and cash equivalents increased from $20,242,000 at September 30, 2005 to $24,638,000 at June 30, 2006.

The major sources of cash were:

•	$5,527,000 from net income of $5,422,000, adjusted upwards by $105,000 for non-cash items.

•	$6,664,000 from an increase in payables to lenders under loans and overdrafts.

•	$3,164,000 from an increase in accrued compensation, benefits and income taxes payable.

•	$1,980,000 from the exercise of stock options.

•	$995,000 net redemption of investments in a fund managed by INTL Consilium.

•	$962,000 from an increase in the Company’s net amount payable to customers position.

•	$296,000 from a distribution of earnings by INTL Consilium.

The major uses of cash were:

•	$9,594,000 increase in physical commodities inventory.

•	$2,851,000 from an increase in the Company’s net amount of receivables from and payable to brokers, dealers and clearing organization.

•	$1,757,000 from an increase in the Company’s net financial instruments position (i.e. financial instruments owned and financial instruments sold, not yet purchased).

•	$1,199,000 in earn-out payments related to the acquisition of INTL Global Currencies.

•	$344,000 purchases of fixed assets and leasehold improvements.

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

Management believes that the volatility of earnings is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of daily revenue during the nine months to June 30, 2006. Because of systems integration issues this excludes the revenue produced by the base metals trading business that commenced in Q1 2006.

In the Company’s securities market-making and trading activities, the Company maintains inventories of equity and debt securities. In the Company’s commodities market-making and trading activities, the Company’s positions include physical inventories, forwards, futures and options. The Company’s commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. The Company monitors the aggregate position for each commodity in equivalent physical ounces. The table below illustrates, for the nine months to June 30, 2006, the Company’s average, greatest long, greatest short and minimum day-end positions by business segment. Because of integration issues this information is not available for the Company’s base metals trading activities.

Nine months ended June 30, 2006 (In thousands)	Average	Greatest Long	Greatest Short	Minimum Exposure
Equity Aggregate of Long and Short	$5,750	$8,731	n/a	$2,489
Equity Net of Long and Short	$113	$3,409	$(3,231)	$12
Debt Aggregate of Long and Short	$4,907	$8,978	n/a	$1,274
Debt Net of Long and Short	$3,616	$7,868	n/a	$706
Foreign Currency Aggregate of Long and Short	$4,875	$12,928	n/a	$2,417
Foreign Currency Net of Long and Short	$2,331	$4,776	$(6,789)	43
Gold	$(53)	$907	$(1,540)	$1
Silver	$(8)	$447	$(1,962)	—
Platinum group metals	$(14)	$915	$(1,123)	$1

ITEM 3. CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-QSB, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the quarter ended June 30, 2006.

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

b) Reports on Form 8-K

On May 10, 2006 the Company filed a Current Report on Form 8-K reporting on the results of its operations and financial condition.

On July 7, 2006 the Company filed a Current Report on Form 8-K reporting entry into a material definitive agreement.

On July 12, 2006 the Company filed a Current Report on Form 8-K reporting the resignation of the Chairman as an executive officer of the Company.

On July 18, 2006 the Company filed a Current Report on Form 8-K reporting the termination of a material definitive agreement.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ASSETS HOLDING CORPORATION

Date 08/09/2006	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date 08/09/2006	/s/ Brian T. Sephton
Brian T. Sephton
Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.