Form 10KSB
period 2006-09-30
INTERNATIONAL ASSETS HOLDING CORP
filed 2006-12-20
CIK 913760

U.S. Securities and Exchange Commission

Washington D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

Common Stock, $.01 par value

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by checkmark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

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

State issuer’s revenues for its most recent fiscal year: $102,761,000

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the last sale price of such stock as of December 15, 2006: $154,784,561.

The issuer had 7,938,433 outstanding shares of common stock as of December 15, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III is incorporated by reference to portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission by January 19, 2007.

INTERNATIONAL ASSETS HOLDING CORPORATION

2006 FORM 10-KSB

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

ITEM 1. DESCRIPTION OF BUSINESS

Overview

International Assets Holding Corporation and its subsidiaries (the “Company”) form a financial services group focused on select international markets. We commit our capital and expertise to market-making and trading of financial instruments, currencies and commodities, and to asset management. The Company’s activities are currently divided into five functional areas - international equities market-making, international debt capital markets, foreign exchange trading, commodities trading and asset management.

The Company was formed in October 1987 and during the 2006 fiscal year conducted operations through five wholly-owned operating subsidiaries: INTL Trading, Inc. (“INTL Trading”), a securities broker-dealer and member firm of the National Association of Securities Dealers (“NASD”), INTL Global Currencies Limited (“INTL Global Currencies”), INTL Commodities, Inc. (“INTL Commodities”), INTL Holding (U.K.) Limited (“INTL Holding (U.K.)”) and INTL Assets, Inc. (“INTL Assets”). During the 2006 fiscal year the Company conducted its asset management business through INTL Consilium LLC (“INTL Consilium”), in which the Company holds a 50.1% interest. The Company accounted for its interest in INTL Consilium under the equity method until August 31, 2006. Since that date, the Company has consolidated its interest in INTL Consilium.

The Company provides execution to customers from offices in New York, London, Florida and Dubai in the following products:

•	unlisted American Depository Receipts (“ADRs”) and common shares of more than 8,000 companies organized in over 20 countries

•	more than 100 currencies

•	debt securities of more than 500 sovereign and corporate issuers organized in over 30 countries

•	physical commodities (base and precious metals) and related over-the-counter (“OTC”) derivative products

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

Business Strategy

The Company seeks to deploy its capital and expertise in financial markets that exhibit one or more of the following characteristics:

•	niche markets that are not adequately covered by major brokerage firms and financial institutions because they are too labor-intensive or because the opportunity is not large enough

•	markets that require specialized expertise

•	markets that are primarily trading-oriented

•	markets that primarily serve wholesale customers

•	markets that have a significant international component

The Company currently operates in five business segments that fulfill the objectives of its business strategy – international equities market-making, international debt capital markets, foreign exchange trading, commodities trading and asset management. The Company continues to evaluate other market niches for expansion opportunities.

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

Trading Revenues

In the Company’s business, purchases of individual securities, currencies, commodities or derivative instruments may be from single or multiple customers or counterparties. They may be covered by a matching sale to a customer or counterparty or may be aggregated with other purchases to provide liquidity intraday, for a number of days or, in some cases, particularly the base metals business, even longer periods of time (during which periods market values may fluctuate). Sales of individual securities, currencies, commodities or derivative instruments may also be to single or multiple customers or counterparties. They may be made from inventory, they may be covered by a simultaneous and matching purchase in the market or they may represent a short sale and be covered by a later purchase in the market.

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

The Company makes markets in approximately 400 ADRs and foreign ordinary shares traded in the OTC market, and in approximately 120 domestic bulletin board and Nasdaq stocks. In addition, the Company will, on request, make prices in more than 8,000 other ADRs and foreign common shares. As a market-maker, the Company provides trade execution services by offering to buy shares from, or sell shares to, broker-dealers and institutions. The Company displays the prices at which it is willing to buy and sell these securities and adjusts its prices in response to market conditions. When acting as principal, the Company commits its own capital and derives revenue from the difference between the prices at which the Company buys and sells shares. The Company also earns commissions by executing trades on an agency basis.

While the Company’s customers are other broker-dealers and institutions, the business tends to be driven by the needs of the private clients of those broker-dealers and institutions. The size of private client trades may be uneconomical for the in-house international equities trading desks of our customers to execute. The Company is able to provide execution of smaller trades at profitable margins.

International Debt Capital Markets

The Company trades actively in a wide variety of international debt instruments. The Company also invests in international debt instruments on a proprietary basis and structures and arranges international debt transactions.

The Company trades and invests in international bonds, including both investment grade and higher-yielding emerging market bonds. The Company generally focuses on smaller issues, such as emerging market sovereign, corporate and bank bonds that trade internationally on an OTC basis.

The Company provides competitive execution in these bonds to smaller institutions and private banks. The Company’s staff has substantial experience in this market, which allows the Company to offer customers superior execution capability. When acting as a principal, the Company commits its own capital to buy and sell bonds. The Company derives revenue from the difference between the purchase and sale prices. The Company also earns commissions by executing trades on an agency basis. The Company invests its own capital in select international bonds. The Company derives revenue from interest received and the difference between the purchase and sale prices.

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

In other transactions, the Company may earn a fee for introducing borrowers and lenders or advising borrowers on capital raising transactions. The Company focuses on private debt placements for corporations and financial institutions based in Eastern Europe, Latin America and the Caribbean.

Foreign Exchange Trading

The Company primarily trades select, illiquid currencies of developing countries. Covering over 100 currencies, the Company has an extensive global correspondent network that provides access to these currencies at competitive rates. The Company’s target customers are financial institutions, multi-national corporations, governmental and charitable organizations operating in and transferring funds to these developing countries. In addition, the Company executes trades based on the foreign currency flows inherent in the Company’s other international activities.

The Company primarily acts as a principal in buying and selling foreign currencies on a spot basis. The Company derives revenue from the difference between the purchase and sale prices.

The Company periodically holds foreign currency positions for longer periods to create liquidity for customers or to generate proprietary earnings.

Commodities Trading

The Company’s precious metals activities encompass gold, silver and platinum group metals. The Company has relationships with a number of small and medium-sized precious metals producers, refiners, recyclers and consumers, and provides them with a full range of precious metals trading and hedging capabilities.

The Company assists its precious metals customers in protecting the value of their future production by selling them put options on an OTC basis. The Company also provides customers with sophisticated option products, including combinations of buying and selling puts and calls. The Company mitigates its risk by effecting offsetting OTC options with market counterparties or through the purchase or sale of commodities futures traded through the COMEX division of the New York Mercantile Exchange.

The Company expanded its commodities business significantly at the beginning of the 2006 fiscal year, when it commenced trading base metals for physical delivery. The principal base metal traded by the Company during 2006 was lead, which is sold to manufacturers, mainly of automotive and industrial batteries. The Company purchases lead for resale either in the form of finished lead or in the form of used automotive or industrial batteries which are then recycled to produce lead. The Company has established a new subsidiary in Mexico, which is expected to become operational in calendar 2007, to facilitate the purchase and sale of lead in that country.

The Company commits its own capital to buy and sell precious and base metals on a spot and forward basis. The Company derives revenue from the difference between the purchase and sale prices.

The Company generally mitigates the price risk associated with base metals held in inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under generally accepted accounting principles (‘GAAP’). In such situations, unrealized gains in inventory are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP. As a result, the Company’s reported commodities trading earnings are subject to volatility. Lead prices have been volatile during the 2006 fiscal year. In particular, there were significant price increases in the second and fourth quarters (the quarters ended March 31, 2006 and September 30, 2006 respectively). The value of lead inventory at September 30, 2006 was stated at cost of $15.3 million, compared with a market value of $21.3 million.

The Company also takes periodic proprietary positions by buying commodities or related options. The Company derives revenue from these proprietary activities through the difference between the purchase and sale prices or between premiums received and paid.

Asset Management

The Company’s asset management business is operated through INTL Consilium, a joint venture organized by the Company and an unaffiliated third party. The Company has a 50.1% interest in INTL Consilium. Until July 31, 2006 the Company accounted for its interest in INTL Consilium on the equity method. From August 1, 2006, when the Company made a subordinated loan of $1 million to INTL Consilium, it concluded that INTL Consilium should be treated as a variable interest entity and that its interest should be consolidated in accordance with FASB Interpretation No. 46(R) (“FIN 46(R)”).

INTL Consilium is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”). The Company’s strategy is to build the asset management business by applying an absolute return philosophy to niche markets in which the Company has significant expertise and experience.

In July 2004 INTL Consilium launched the Emerging Market Absolute Return Fund, which had over $138 million in assets under management on September 30, 2006. In January 2006 INTL Consilium purchased the management contract of a convertible arbitrage fund and employed its managers, who are based in London. The fund has been renamed the INTL Consilium Convertible Arbitrage Fund. Assets under management at September 30, 2006 were $6.8 million. In November 2005 INTL Consilium was appointed by American Express Bank Asset Management Company as investment sub-adviser for one of the portfolios of American Express World Express Funds. Assets under management for American Express Bank were over $359 million at September 30, 2006. Total assets under management at September 30, 2006 amounted to $505 million.

The Company announced on October 31, 2006 that a new subsidiary, INTL Capital Limited (“INTL Capital”), domiciled in Dubai, in the United Arab Emirates, had been granted a license by the Dubai Financial Service Authority to operate as an authorized firm from the Dubai International Financial Centre. INTL Capital will manage the INTL Trade Finance Fund Limited, a Cayman Island company established to invest primarily in global trade finance-related assets.

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

Technology has increased competitive pressures on intermediaries in financial markets by improving dissemination of information, making markets more transparent and facilitating the development of alternative execution mechanisms. In the debt trading markets, TRACE, the trade reporting system introduced by the National Association of Securities Dealers (“the NASD”), has had reduced spreads and profitability. In the equity markets, electronic communication networks (“ECNs”) compete with market-makers like the Company. ECNs provide a neutral forum in which third parties display and match their orders, but do not commit capital or provide liquidity to the marketplace. ECNs and similar alternative execution mechanisms provide the greatest benefit for markets in highly liquid securities. Similar execution mechanisms also exist in the foreign exchange market. The Company competes by focusing on niche markets for less liquid instruments and using its capital to enhance liquidity for customers.

Administration and Operations

The Company employs operations personnel to supervise and, for certain products, complete the clearing and settlement of transactions.

Prior to December 1, 2005, INTL Trading’s securities transactions were cleared through Pershing LLC, a wholly-owned subsidiary of The Bank of New York. On December 1, 2005, INTL Trading began clearing through Broadcort, a division of Merrill Lynch, Pierce, Fenner & Smith, Inc. This change has had a significantly beneficial impact on costs in the Company’s securities businesses. INTL Trading does not hold customer funds or directly clear or settle securities transactions.

In the foreign exchange and commodities trading businesses the Company records all transactions in a proprietary trading system and employs operations staff to settle all transactions.

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

In November 2005, the Company’s broker-dealer subsidiary, INTL Trading, received approval from the Financial Services Authority in the United Kingdom to open a branch office in London. INTL Trading’s activities are thus also subject to regulation in the United Kingdom.

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

Foreign Operations

The Company operates in a number of foreign jurisdictions. These include the Company’s existing operations in the United Kingdom, together with the Company’s new operations in Dubai (commenced in October 2006) and in Mexico (where a subsidiary has been established but operations have not yet commenced).

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

During the 2006 fiscal year, INTL Trading maintained net capital which substantially exceeded the minimum levels required by SEC Rule 15c3-1.

Risks Affecting the Company

The Company faces a variety of risks that could adversely impact its financial condition and results of operations.

The risks faced by the Company include the following:

During the fiscal year ended September 30, 2006, the Company had net income of $3.5 million, compared with a net income of $2.6 million in 2005 and a net loss of $(118,000) in the 2004.

The improvement of the Company’s operating results in the 2006 and 2005 fiscal years is due to a substantial increase in our revenues. This increase was in turn due to improved market conditions, better marketing of our services and the establishment of new areas of business. The Company’s management intends to seek to grow our revenues in the future by utilizing its capital resources to support the expansion of our market-making and trading activities.

Although the Company believes that it will be able to increase revenues in the future, the Company’s ability to achieve this goal as well as consistent profitability is subject to uncertainty due to the nature of its businesses and the markets in which it operates. In particular, the Company’s revenues and operating results may fluctuate significantly in the future because of the following factors:

•	Volatility in the securities and commodities markets in which the Company operates;

•	Changes in the volume of the Company’s market making and trading activities;

•	Changes in the value of the Company’s securities positions and the Company’s ability to manage related risks;

•	The Company’s ability to manage personnel, overhead and other expenses;

•	Changes in execution and clearing fees;

•	The addition or loss of sales or trading professionals;

•	Changes in requirements; and

•	General economic and political conditions;

Although the Company is continuing its efforts to diversify the sources of our revenues, it is likely that its revenues and operating results will continue to fluctuate substantially in the future and such fluctuations could result in losses. These losses could have a material adverse affect on the Company’s business, financial condition and operating results.

The manner in which the Company accounts for its lead business may increase the volatility of the Company’s reported earnings.

The Company’s net income is subject to volatility due the manner in which the Company reports its base metals business. Inventory for the base metals business is valued at the lower of cost or market value. The Company generally mitigates the price risk associated with base metals held in inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under accounting principles generally accepted in the United States. In such situations, any unrealized gains in inventory are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP. As a result, the Company’s reported earnings from this business are subject to greater volatility than the earnings from our other businesses.

The Company may be subject to substantial fluctuations in revenues due to changes in economic, political and market conditions.

The markets in financial instruments, currencies and commodities are, by their nature, generally volatile. They are directly affected by numerous national and international factors that are beyond the Company’s control, including:

•	economic, political and market conditions

•	the availability of short-term and long-term funding and capital

•	the level and volatility of interest rates

•	legislative and regulatory changes

•	currency values and inflation

Any one or more of these factors may contribute to reduced levels of activity in the markets generally, which could result in lower revenues from the Company’s market-making and trading activities. Any reduction in revenues or any loss resulting from these factors could have a material adverse effect on the Company’s business, financial condition and operating results.

Specifically, the Company’s revenues may decrease due to a decline in market volumes, prices, the difference between purchase and selling prices or liquidity. Declines in the volume of securities, currencies or commodities transactions and in market liquidity generally result in lower revenues from market-making activities. Lower price levels of securities, currencies or commodities also may result in reduced trading activity and reduce the Company’s revenues from market-making transactions. Lower price levels also can result in losses from declines in the market value of securities, currencies or commodities held in inventory. Sudden sharp declines in market values of securities, currencies or commodities can result in:

•	illiquid markets

•	declines in inventory values

•	the failure of buyers and sellers of securities, currencies and commodities to fulfill their settlement obligations

•	increases in claims and litigation

Any decline in market volumes, prices, the difference between purchase and selling prices or liquidity could have a material adverse effect on the Company’s business, financial condition and operating results.

The Company may incur unexpected losses from market-making and trading activities.

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

These risks may limit the Company’s ability either to resell financial securities, currencies or commodities it purchased or to repurchase securities, currencies or commodities it sold in these transactions. In addition, the Company may experience difficulty borrowing these assets to make delivery to purchasers to whom it sold short, or lenders from whom it has borrowed. From time to time, the Company has large position concentrations in securities of a single issuer or issuers in specific countries and markets, or in a particular currency or commodity. Such a concentration could result in higher trading losses than would occur if the Company’s positions and activities were less concentrated.

The success of the Company’s market-making activities primarily depends on:

•	price volatility

•	the Company’s ability to attract order flow

•	the skill of the Company’s personnel

•	the availability of capital

•	general market conditions

To attract market-making and trading business, the Company must be competitive in:

•	providing enhanced liquidity to the Company’s customers

•	the efficiency of the Company’s order execution

•	the sophistication of the Company’s trading technology

•	the quality of the Company’s customer service

In the Company’s role as a market-maker and trader, the Company attempts to derive a profit from the difference between the prices at which it buys and sells securities, currencies or commodities. However, competitive forces often require the Company to:

•	match the quotes of other market-makers

•	hold varying amounts of securities in inventory

By having to maintain inventory positions, the Company is subjected to a high degree of risk. Although inventory risk management controls are in place, the Company may not be able to manage its inventory risk successfully. Accordingly, the Company may experience significant losses, which could materially adversely affect its business, financial condition and operating results.

The Company’s substantial indebtedness could adversely affect its financial condition.

As of September 30, 2006, the Company’s total consolidated indebtedness to lenders was approximately $33.5 million, including $27.0 million in senior subordinated convertible notes issued on September 20, 2006. The Company’s indebtedness could have important consequences including:

•	increasing the Company’s vulnerability to general adverse economic and industry conditions;

•	requiring that a portion of the Company’s cash flow from operations be used for the payment of interest on its debt, thereby reducing the ability to use the Company’s cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements;

•	limiting the Company’s ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and general corporate requirements;

•	limiting the Company’s flexibility in planning for, or reacting to, changes in its businesses and the securities industry;

•	restricting the Company’s ability to pay dividends or make other payments; and

•	placing the Company at a competitive disadvantage to its competitors that have less indebtedness.

The Company may be able to incur additional indebtedness in the future, including secured indebtedness. If new indebtedness is added to current indebtedness levels, the related risks that the Company now faces could intensify.

The Company may have difficulty managing its growth.

During the 2005 and 2006 fiscal years the Company experienced significant growth in its business. Operating revenues grew from $22.0 million in the 2004 fiscal year to $35 million in 2006. To support this growth, we added 27 new employees during the 2005 fiscal year and a net 12 employees in 2006. In addition, INTL Consilium, which has been consolidated with effect from August 1, 2006, employed ten people at September 30, 2006.

This growth has required and will continue to require the Company to increase its investment in management personnel, financial and management systems and controls, and facilities. In the absence of continued revenue growth, the costs associated with expected growth would cause operating margins to decline from current levels. In addition, the Company is and will continue to be highly dependent on the effective and reliable operation of communications and information systems.

The scope of procedures for assuring compliance with applicable rules and regulations has changed as the size and complexity of the Company’s business has increased. In response, the Company has implemented and continues to revise formal compliance procedures.

The Company cannot ensure that it will be able to manage its growth successfully. An inability to do so could have a material adverse effect on the Company’s business, financial condition and operating results.

The Company may incur unexpected losses due to counterparty failures and credit concentration risks associated with the Company’s clearing broker and custodians.

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

The Company is responsible for self-clearing its foreign exchange and most of its commodities activities and in addition takes principal risk to counterparties in these activities. All of the Company’s receipts or deliveries of metals or other commodities and the settlement of exchange traded options are effected through clearing institutions or independent third parties. Any metals or other physical commodities positions are held by third party custodians.

The Company’s policy is to monitor the credit standing of the counterparties with which it conducts business. Nevertheless, one or more of these counterparties may default on their obligations. If any do, the Company’s business, financial condition and operating results could be materially adversely affected.

In the Company’s equity, debt and commodities trading businesses the Company relies on the ability of its clearing broker to adequately discharge its obligations on a timely basis. The Company also depends on the solvency of its clearing broker and custodians. Any failure by the clearing broker to adequately discharge its obligations on a timely basis, or insolvency of the clearing broker or custodian, or any event adversely affecting the Company’s clearing broker or custodians, could have a material adverse effect on its business, financial condition and operating results.

The Company depends on its ability to attract and retain key personnel.

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

The Company is subject to intense competition.

The Company derives substantially all of its revenues from market-making and trading activities. The market for these services, particularly market-making services through electronic communications networks, is rapidly evolving and intensely competitive. The Company expects competition to continue and intensify in the future. The Company competes primarily with wholesale, national and regional broker-dealers and banks, as well as electronic communications networks. The Company competes primarily on the basis of its expertise and quality of service.

A number of the Company’s competitors may have significantly greater financial, technical, marketing and other resources than the Company has. Some of them may:

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

The Company is subject to extensive government regulation.

The securities industry is subject to extensive regulation under both federal and state laws. In addition, the SEC, the NASD, other self-regulatory organizations, commonly referred to as SROs, and state securities commissions require strict compliance with their respective rules and regulations. INTL Trading has established a branch in the United Kingdom that is subject to regulation by the United Kingdom Financial Services Authority. These regulatory bodies are responsible for safeguarding the integrity of the securities markets and protecting the interests of participants in those markets. As a securities broker/dealer, the Company is subject to regulation concerning certain aspects of its business, including:

•	trade practices

•	capital structure

•	record retention

•	the conduct of the Company’s directors, officers and employees

Failure to comply with any of these laws, rules or regulations could result in adverse consequences. The Company and certain of its officers and employees have, in the past, been subject to claims arising from acts in contravention of these laws, rules and regulations. These claims have resulted in the payment of fines and settlements. The Company and its officers and other employees may, in the future, be subject to similar claims. An adverse ruling against the Company or its officers and other employees could result in the Company’s or its officers and other employees being required to pay a substantial fine or settlement and could result in suspension or expulsion. This could have a material adverse effect on the Company’s business, financial condition and operating results.

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

The Company is subject to risks relating to potential liability for violations of securities laws.

Many aspects of the Company’s business involve substantial risks of liability. A market-maker is exposed to substantial liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC and the NASD. The Company is also subject to the risks of litigation and claims that may be without merit. Since the Company would defend actively any such litigation, significant legal expenses could be incurred. An adverse resolution of any future lawsuits or claims against the Company could have a material adverse effect on its business, financial condition and operating results.

The Company is potentially subject to claims under environmental laws.

The Company’s base metals trading business, active since October 2005, is potentially subject to claims under certain federal, state and foreign environmental laws. To date no such claims have been made against the Company. This is not an indicator of what might happen in the future. The business involves the purchase and sale of base metals such as lead and other potentially hazardous materials. As part of this business, the Company engages third parties located both in the United States and other countries to acquire, store, transport or recycle used automotive and industrial batteries (“batteries”) on behalf of the Company. In the event that these third parties fail to comply with federal, state or foreign environmental laws in handling or disposing of these batteries and other hazardous substances used in or arising from the recycling of these batteries, the Company may be exposed to claims for the cost of remediation of any sites impacted by such improper handling and disposal, as well as other related costs. The Company seeks to mitigate this risk by dealing with third parties whom the Company believes to be in compliance with applicable laws and which have established reputations in the industry.

The Company is highly dependent upon its technology and communications systems.

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

The Company depends significantly on a limited group of customers.

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

Employees

At September 30, 2006, the Company had 89 employees, of which ten are employed by INTL Consilium, a variable interest entity consolidated for the first time during fiscal 2006. Nine of these employees had managerial responsibilities, 49 were traders and 31 had administrative and operational duties, in such areas as accounting, operations, compliance and technology.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases approximately 5,100 square feet of office space in Altamonte Springs, Florida. This lease commenced on February 1, 2002 and expires on July 31, 2009. The Company leases approximately 5,300 square feet of office space in New York, New York. This lease commenced on December 13, 2002, and expires on September 30, 2009. The Company leases approximately 3,900 square feet of office space in London. This lease commenced on November 24, 2005 and expires on December 20, 2012. The London office space is shared with the previous owners of the foreign exchange business under a shared cost apportionment arrangement. In October 2006 the Company leased approximately 1,600 square feet of office space in Miami, Florida. This lease commenced on October 12, 2006, and expires on June 19, 2008.

In January 2005 INTL Consilium, the Company’s asset management joint venture that has been consolidated since August 1, 2006 and that previously had been accounted for on the equity method, leased approximately 1,269 square feet in Fort Lauderdale, Florida. The lease commenced on January 5, 2005 and expires on December 7, 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Principal Trading Market

The Company’s common stock is listed on The NASDAQ Stock Market LLC (“NASDAQ”), under the symbol “IAAC.” The Company’s stock trades on the NASDAQ Capital Market.

Sales Prices

The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock as reported by NASDAQ. These prices do not include retail mark-ups, mark-downs, or commissions and represent prices between dealers and not necessarily actual transactions.

	High	Low
Fiscal Year 2005

First Quarter (Oct. 2004 – Dec. 2004)	$8.20	$7.11
Second Quarter (Jan. 2005 – Mar. 2005)	9.99	7.35
Third Quarter (Apr. 2005 – Jun. 2005)	8.10	6.10
Fourth Quarter (Jul. 2005 – Sept. 2005)	8.50	6.06

Fiscal Year 2006

First Quarter (Oct. 2005 – Dec. 2005)	$9.34	$8.01
Second Quarter (Jan. 2006 – Mar. 2006)	11.68	8.69
Third Quarter (Apr. 2006 – Jun. 2006)	16.70	9.85
Fourth Quarter (Jul. 2006 – Sept. 2006)	28.50	12.09

Dividends

The Company has never declared any cash dividends on its common stock, and does not currently have any plans to pay dividends on its common stock. The payment of cash dividends in the future is subject to the discretion of the Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors.

Holders

As of September 30, 2006, there were 117 shareholders of record of the Company’s common stock, according to the records maintained by the Company’s transfer agent. As of September 30, 2006, the Company estimates that there were approximately 3,985 beneficial owners of the Company’s common stock.

Equity Compensation Plan Information

The following table presents information regarding the Company’s equity compensation plans at September 30, 2006:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (1)
Equity compensation plans approved by security holders
- Stock Option Plan	985,931 shares	$4.47	575,568 shares

Total	985,931 shares	$4.47	575,568 shares

(1)	At the Company’s annual meeting of shareholders held on March 8, 2006, shareholders approved an amendment to the Company’s 2003 Stock Option Plan that increased the aggregate number of shares of common stock authorized for issuance under the 2003 Stock Option Plan by 500,000 shares, from 1,000,000 shares to 1,500,000 shares.

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

The following developments took place during the past fiscal year:

• In October 2005 the Company’s commodities trading business was significantly expanded by the addition of a base metals trading team whose initial focus has been on physical lead trading.

• In November 2005 the Company’s asset management joint venture, conducted in INTL Consilium, was appointed by American Express Bank Asset Management Company as investment sub-adviser for one of the portfolios of American Express World Express Funds. Assets under management for American Express Bank were over $359 million at September 30, 2006.

• In January 2006 INTL Consilium purchased the management contract of a convertible arbitrage fund and hired its managers, who are based in London. The fund has been renamed the INTL Consilium Convertible Arbitrage Fund.

• In September 2006 the Company issued $27 million of 7.625% subordinated convertible notes (‘the Notes’). The Notes mature in September 2011. They are convertible at any time at the option of the noteholder at an initial conversion price of $25.50 per share. The Notes contain customary anti-dilutive provisions. At the current conversion price, conversion would result in the issue of 1,058,824 shares of common stock. The Company may require conversion at any time after March 22, 2008 if the dollar volume-weighted average share price exceeds 150% (or $38.25 at the initial conversion price) for 20 out of any 30 consecutive trading days. Noteholders may redeem their Notes at par if the interest coverage ratio set forth in the Notes is less than 2.75 for the twelve-month period ending December 31, 2009. The Company may redeem the Notes at 110% of par on March 11, 2010.

The following developments were announced subsequent to the end of the fiscal year:

• The Company has expanded its debt capital markets team and established an office in Miami, primarily aimed at originating corporate debt structuring and placement transactions in Latin America.

• The Company has established an asset management subsidiary, INTL Capital Limited, with offices in Dubai, in the United Arab Emirates. INTL Capital has been granted a license by the Dubai Financial Services Authority to operate as an authorized firm in the Dubai International Financial Centre. INTL Capital will manage the INTL Trade Finance Fund Limited, which will primarily invest in global trade finance-related assets.

• The Company has recruited a senior executive to establish an office in Singapore and spearhead its activities in Asia.

• The Company has recruited a senior executive and established a joint venture in Dubai to pursue commodities trading in the Middle East.

The Company believes that it has made significant further progress in its efforts to build a diversified financial services firm focusing on niche markets. The Company has successfully acquired or established businesses in key product areas and geographic locations. The Company’s activities are currently divided into international equities market-making, international debt capital markets, foreign exchange trading, commodities trading and asset management.

The Company reported the results of its commodities trading business as a separate segment for the first time in fiscal 2006. This followed the expansion of the commodities trading business through the recruitment of a base metals trading team in October 2005.

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

At September 30, 2006 the base metals inventory was valued at cost of $15.3 million, compared with market value of $21.3 million, meaning that there was an unrealized fair value gain of $6 million in base metals inventory that was not recognized under GAAP.

All of the Company’s other businesses are accounted for on a fair value basis. A comparison of profit and loss by business segment is not a useful guide to the relative economic performance of each business because of the differing accounting treatments.

The total revenues as reported for fiscal 2006 are not comparable with the total revenues reported for fiscal 2005 because they combine gross revenues for the base metals business and net revenues for all other businesses. The Company’s management views ‘Operating revenues’, shown on the face of the Consolidated Statements of Operations and calculated by deducting cost of sales from total revenues, as a more meaningful number for comparison with prior periods.

The Company believes that the continuing diversification of its business has reduced its vulnerability to cycles in individual product areas and that its strategy of linking expenses to revenues also helps to lessen the negative impact of adverse market conditions which occur periodically in international securities and financial markets.

Fiscal Year 2006 Compared to Fiscal Year 2005

The following table reflects the sources of the Company’s operating revenues as a percentage of the Company’s total operating revenues for fiscal year 2006 and fiscal year 2005.

(Dollar amounts in thousands)	Fiscal Year Operating Revenues 2006	Percentage of Total Operating Revenues 2006	Fiscal Year Operating Revenues 2005	Percentage of Total Operating Revenues 2005	Percentage Change in Operating Revenues 2005-2006
Equity market making	$17,994	50%	$12,052	46%	49%
Debt capital markets	2,363	6%	2,414	9%	-2%
Foreign exchange	12,874	36%	9,213	35%	40%
Commodities trading	938	3%	1,313	5%	-29%
Other	1,708	5%	1,148	5%	49%

Total Operating Revenues	$35,877	100%	$26,140	100%	37%

The following table reflects the net contribution of the Company’s principal business activities for fiscal year 2006 and fiscal year 2005. Net contribution consist of revenues from each business activity, less direct clearing and clearing related charges and variable trader compensation.

(Dollar amounts in thousands)	Fiscal Year Net Contribution 2006	Percentage of Total Net Contribution 2006	Fiscal Year Net Contribution 2005	Percentage of Total Net Contribution 2005	Percentage Change in Net Contributions 2005-2006
Equity market making	$9,353	44%	$5,450	36%	72%
Debt capital markets	1,995	9%	1,654	11%	21%
Foreign exchange	9,879	46%	7,082	47%	39%
Commodities	(547)	-3%	953	6%	-157%
Other	781	4%	—	—	—

Total Net Contribution	$21,461	100%	$15,139	100%	42%

The following table reflects the principal components of the Company’s non-interest expenses as a percentage of the Company’s total non-interest expenses in fiscal year 2006 and fiscal year 2005.

(Dollar amounts in thousands)	Fiscal Year 2006	Percentage of Total Expense 2006	Fiscal Year 2005	Percentage of Total Expense 2005	Percentage Change in Expense 2005-2006
Compensation and benefits	$16,652	58%	$11,005	53%	51%
Clearing and related expenses	7,679	27%	6,534	31%	18%
Occupancy and equipment rental	632	2%	437	2%	45%
Professional fees	832	3%	558	3%	49%
Depreciation and amortization	420	1%	320	2%	31%
Business development	1,108	4%	765	4%	45%
Insurance	224	1%	179	1%	25%
Other expenses	974	4%	887	4%	10%

Total Non-Interest Expenses	$28,521	100%	$20,685	100%	38%

The following table shows the Company’s earnings before interest, income taxes, depreciation, amortization and minority interest (‘EBITDA’), together with a reconciliation of EBITDA to net income (loss), for the fiscal years 2006 and 2005.

EBITDA, a financial measure that is not recognized by generally accepted accounting principles in the United States of America (‘GAAP’), should not be construed as earnings before income taxes, net earnings or cash from operating activities as determined by GAAP. The Company defines EBITDA as net income before (i) interest income; (ii) interest expense; (iii) income taxes; (iv) depreciation and amortization; and (v) minority shareholder’s interest. Other companies may calculate EBITDA differently than the Company does.

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

(In thousands)	Fiscal Year 2006	Fiscal Year 2005
EBITDA	$7,400	$5,139
Interest income	376	636
Interest expense	(2,095)	(1,335)
Depreciation and amortization	(420)	(320)
Income tax	(1,730)	(1,484)
Minority shareholders	(71)	(22)

Net Income	$3,460	$2,614

Net Income

The Company earned net income of $3,460,000 in 2006, or earnings of $0.41 cents per diluted share, compared to net income of $2,614,000 reported in 2005, which equates to earnings of $0.33 per diluted share.

Operating Revenues

The Company’s operating revenues increased 37% to $35,877,000 in 2006 from $26,140,000 in 2005.

International Equity Marketing-Making – Operating revenues increased 49% to $17,994,000 in 2006 from $12,052,000 in 2005. Volumes increased as a result of increasingly favorable market conditions. Activity from existing customers grew and the Company also won new customer business. The business performed strongly in the second, third and fourth quarters, with the second quarter being particularly strong. Equity market-making operating revenues include the trading profits earned by the Company before the related expense deduction for ADR conversion fees. These ADR fees are included in the statement of operations as clearing and related expenses. Equity market-making revenues increased from 46% of total operating revenues in 2005 to 50% of total operating revenues in 2006.

International Debt Capital Markets – Operating revenues declined 2% from $2,414,000 in 2005 to $2,363,000 in 2006. Debt capital markets operating revenues fell from 9% of total operating revenues in 2005 to 7% in 2006. Decreasing spreads and volumes have had a negative impact on secondary market customer trading. TRACE, the NASD’s bond trade tracking system, has introduced greater transparency into the markets and has contributed to the reduced spreads. Debt trading and related revenues fell from $1,947,000 in 2005 to $1,147,000 in 2006. The Company has positioned itself to originate and structure corporate debt transactions with the recruitment of experienced individuals in New York and Miami, where the Company has established a new office. Trade finance revenues increased from $467,000 in 2005 to $1,166,000 in 2006. Three of the four individuals leading this business have (in October 2006) established an office in Dubai where, through a newly-established company, INTL Capital Limited, they will manage the INTL Trade Finance Fund Limited, which will primarily invest in global trade finance-related assets.

Foreign Exchange Trading – Operating revenues in this segment increased 40% from $9,213,000 in 2005 to $12,874,000 in 2006. This was an unexpectedly strong result. The Company further expanded its customer base during the fiscal year and certain of the Company’s markets experienced unusually beneficial conditions, resulting in increased profitability. Foreign exchange operating revenues increased from 35% of total revenue in 2005 to 36% in 2006.

Commodities Trading – This is the first fiscal year in which this segment has been separately reported. In prior years it was reported together with foreign exchange trading. Operating revenues in this segment decreased 29% from $1,313,000 in 2005 to $938,000 in 2006.

Precious metals operating revenues increased 45% from $1,313,000 in 2005 to $1,908,000 in 2006. The first three quarters of fiscal 2006, in particular, provided stronger performance than in the prior year, with the platinum group metals business that had begun in the second half of fiscal 2005 expanding and big rallies in gold and silver prices driving customer business. In the fourth quarter of fiscal 2006 most markets experienced a period of consolidation, with price ranges narrowing and volatility decreasing.

The new base metals trading business commenced in October 2005 and focused almost entirely on lead trading. This consists of the trading of instruments on the London Metal Exchange (‘the LME’) for both speculative and hedging purposes, and the sale of lead to end-users, principally battery manufacturers. The business recorded an operating loss for the year, as reported under GAAP, of $970,000. However, the Company’s management believes that the economic performance of this business exceeded expectations. At September 30, 2006 the base metals inventory was valued at cost of $15.3 million, compared with fair market value of $21.3 million, meaning that there was an unrealized fair value gain of $6 million in base metals inventory that was not recognized under GAAP. The base metals inventory is held for delivery against forward sales to customers, generally under twelve-month contracts. The Company calculates fair market value on the basis of pricing agreed in these contracts, which is generally the average daily cash settlement price of lead on the LME in the month of delivery plus an agreed premium.

As disclosed above, inventory for the base metals business is valued under GAAP at the lower of cost or market value, while positions in all of the Company’s other businesses are accounted for on a fair value basis. A comparison of profit and loss by business, as reported under GAAP, is not a useful guide to the relative economic performance of each business because of the differing accounting treatments.

The Company generally mitigates the price risk associated with base metals held in inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under GAAP. In such situations, unrealized gains in inventory are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP. As a result, the Company’s reported commodities trading earnings are subject to volatility.

Alternative GAAP treatment is under consideration by the FASB’s Emerging Issues Task Force (‘EITF’), which has recently deferred until March 2007 a consensus on Issue No. 06-12, Application of AICPA Audit and Accounting Guide, ‘Brokers and Dealers in Securities’, to Entities that Engage in Commodity Trading Activities. This issue deals with two questions: (a) how to determine whether an entity is included within the scope of the Brokers and Dealers in Securities Guide; and (b) whether entities within its scope should record physical commodities inventory at fair value.

Commodities operating revenues as reported under GAAP decreased from 5% of total operating revenues in 2005 to 3% in 2006.

Net Contribution

The net contribution of all the Company’s business segments increased 42% from $15,139,000 for 2005 to $21,461,000 for 2006. Net contribution consists of revenues, less direct clearing and clearing related charges and variable trader compensation, as more fully described below. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources.

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

The net contribution of the equity trading business increased from $5,450,000 in 2005 to $9,353,000 in 2006, an increase of 72%.

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

The net contribution of the debt trading business increased from $1,654,000 in 2005 to $1,995,000 in 2006, an increase of 21%.

Foreign exchange trading – For this business activity, net contribution is calculated as total revenues less bank charges and variable trader compensation. Variable trader compensation represents compensation paid to the Company’s traders on the basis of a fixed percentage of revenues, less bank charges, bank interest, base salaries and a fixed overhead allocation.

The net contribution of the foreign exchange trading segment increased from $7,082,000 in 2005 to $9,879,000 in 2006, an increase of 39%.

Commodities trading – For this business activity, net contribution is calculated as total operating revenues less bank charges and variable trader compensation. Variable trader compensation represents compensation paid to the Company’s traders on the basis of a fixed percentage of operating revenues, less bank charges, bank interest, base salaries and a fixed overhead allocation. For the purpose of calculating variable compensation to be paid to traders in the base metals business, operating revenues are determined on a mark-to-market basis and not on the basis of GAAP.

The net contribution of the commodities trading segment decreased from a positive $953,000 in 2005 to a negative $547,000 in 2006, a decrease of 157%. As disclosed above, inventory for the base metals business is valued under GAAP at the lower of cost or market value, while positions in all of the Company’s other businesses are accounted for on a fair value basis. Unrealized mark-to-market gains in inventory at September 30, 2006 of $6 million are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP.

Equity in Income or Loss from INTL Consilium

The Company recognized income in the asset management joint venture, INTL Consilium, of $331,000 in 2006, compared with income of $217,000 in 2005. Assets under management grew from over $117 million at the end of fiscal 2005 to $505 million at the end of fiscal 2006. The $331,000 of income reported in fiscal 2006 is for the ten-month period to July 31, 2006, during which the Company accounted for its investment in INTL Consilium on the equity method. With effect from August 1, 2006 the Company has consolidated the accounts of INTL Consilium. From that date the revenues of INTL Consilium are reflected in the Consolidated Statement of Operations in ‘Other’ revenues.

INTL Consilium is investment adviser to the INTL Consilium Emerging Market Absolute Return Fund ($138 million under management at September 30, 2006), the INTL Consilium Convertible Arbitrage Fund ($7 million) and two American Express Bank Asset Management Company portfolios, consisting of a Global Emerging Market Absolute Return portfolio ($333 million) and a Local Currency Emerging Markets portfolio ($27 million).

Other Revenues

The ‘Other’ revenues of $2,013,000 and $1,072,000 shown in the Consolidated Statement of Operations for 2006 and 2005, respectively, include a variety of types of net revenue (or, in the case of dividends, net expense). The Company consolidated the accounts of INTL Consilium for the first time from August 1, 2006. ‘Other’ revenues in 2006 include $578,000 of management fees and $187,000 of performance fees in INTL Consilium. There are also $959,000 of commissions received in the base metals business which commenced in fiscal 2006. In 2005 there was $513,000 of commissions received in the debt capital markets business, not repeated in 2006. The Company recorded interest received of $376,000 in 2006, compared with $636,000 in 2005. Net dividend expense, reducing the amount of ‘Other’ revenues, was $88,000 in 2006 and $89,000 in 2005. Dividend income or expense is generated when the Company holds long or short equity positions over a dividend declaration date.

Interest Expense

The Company’s interest expense was $2,095,000 for 2006, compared to $1,335,000 in 2004. The main components of interest expense in 2006 were $1,531,000 paid to banks and lenders (compared to $460,000 in 2005) and $555,000 paid to the Company’s clearing organization for securities debit balances (compared to $796,000 in 2005). Of the $1,531,000 paid to banks and lenders in 2006, $57,000 was paid to holders of the Company’s Subordinated Convertible Notes issued in September 2006. Amortization of debt issuance costs of $9,000 was recorded as interest expense.

Total Non-Interest Expenses

The Company’s total non-interest expenses increased by approximately 38% to $28,521,000 in 2006, compared to $20,685,000 in 2005. In absolute terms this was an increase of approximately $7.8 million. Approximately $5.6 million of the increase, or 72%, related to compensation and benefit expenses, as a result of increased variable compensation and bonuses and increased employee numbers. Clearing and related expenses increased by $1.1 million as a result, mainly, of increased securities transaction volumes.

Compensation and Benefits

The Company’s compensation and benefit expense increased 51% from $11,005,000 in 2005 to $16,652,000 in 2006. Variable compensation to traders increased by $2.8 million, or by 74%, from $3.8 million to $6.6 million, as a result of increased revenues. As disclosed above, variable compensation to base metals traders is based on operating revenues that are calculated on a mark-to-market basis. These amounts were higher in 2006 than operating revenues reported under GAAP. Administrative and executive bonuses increased from $1 million to $2.4 million. Salaries and benefits increased from $6.2 million to $7.7 million, or by 23%. The number of employees in all the Company’s businesses, excluding INTL Consilium, showed an 18% net increase, from 67 at the end of 2005 to 79 at the end of 2006. Salaries and benefits for INTL Consilium are included in the Company’s 2006 Consolidated Statement of Operations from August 1, 2006, the date from which the accounts of INTL Consilium have been consolidated by the Company. INTL Consilium has ten employees.

Clearing and Related Expenses

Clearing and related expenses increased 18% from $6,534,000 for 2005 to $7,679,000 for 2006. These are mainly securities related. There was an 82% increase in the volume of securities transactions but a significantly lower average per-ticket charge in 2006 than in 2005, following the change of clearing organization in December 2005 to Broadcort, a division of Merrill Lynch, Pierce, Fenner & Smith, Inc. Total ADR fees increased from approximately $2 million in 2005 to $2.7 million in 2006.

Occupancy and Equipment Rental

Occupancy and equipment rental expense increased 45% from $437,000 in 2005 to $632,000 in 2006. This increase is primarily due to the lease of larger office space in London at a higher rate, associated moving expenses, and the addition of two months of INTL Consilium rent as a consequence of consolidating its accounts with effect from August 1, 2006. The Company also had additional expense for equipment rental, primarily information services, required for the Company’s additional employees.

Professional Fees

Professional fees principally consist of legal, taxation and accounting fees. These fees increased 49% from $558,000 in 2005 to $832,000 in 2006 due mainly to legal fees associated with the Company’s bid for Baltimore plc in the United Kingdom, and increased taxation and audit fees as a result of the increased scope of the Company’s business activities.

Depreciation and Amortization

Depreciation and amortization increased 31% from $320,000 in 2005 to $420,000 in 2006. This is largely as a result of increased depreciation expense arising from new fixed assets in the Company’s London office.

Business Development Expense

Business development expense increased 45% from $765,000 in 2005 to $1,108,000 in 2006. This increase relates to expanded marketing efforts to further develop the Company’s new and existing activities and staff development costs.

Insurance Expense

Insurance expense increased 25% from $179,000 in 2005 to $224,000 in 2006. The increase was primarily due to increased fidelity bond coverage, increases in the cost of workers’ compensation insurance caused by higher staff levels and additional property insurance.

Other Operating Expenses

Other operating expenses increased 10% from $887,000 in 2005 to $974,000 in 2006. The increase was primarily related to expenses arising from the Company’s growth during the year.

Tax Expense

The Company recognized income tax expense of $1,730,000 in 2006 compared with $1,484,000 in 2005. Expressed as a percentage of pretax income, the average rate of income tax expense for 2006 was 33%, compared with 36% in 2005. The Company has approximately $2,136,00 of Federal net operating loss carryforwards. The net deferred tax liability as of September 30, 2006 was $1,535,000, compared to a net deferred tax asset of $82,000 as of September 30, 2005.

Net Income

As a result of the factors described above, the Company reported a net income of $3,460,000 in 2006, which equates to earnings of $0.41 per diluted share, compared to a net income of $2,614,000 in 2005, earnings of $0.33 per diluted share.

Liquidity and Capital Resources

A substantial portion of the Company’s assets are liquid. The majority of the assets consist of inventories of financial instruments, which fluctuate depending on the level of customer business. At September 30, 2006, approximately 88% of the Company’s assets consisted of cash, cash equivalents, receivables from brokers, dealers and clearing organization, customer receivables, marketable financial instruments and physical commodities inventory, at cost. All assets are financed by the Company’s equity capital, subordinated convertible notes, bank loans, short-term borrowings from financial instruments sold, not yet purchased, and other payables.

The Company’s ability to receive distributions from INTL Trading, the Company’s broker-dealer subsidiary, is restricted by regulations of the SEC and the NASD. The Company’s right to receive distributions from its subsidiaries is also subject to the rights of the subsidiaries’ creditors, including customers of INTL Trading.

INTL Trading is subject to the net capital requirements of the SEC and the NASD relating to liquidity and net capital levels. At September 30, 2006, INTL Trading had regulatory net capital of $5,998,000, which was $4,998,000 in excess of its minimum net capital requirement on that date. INTL Trading’s net capital at September 30, 2005 included two subordinated loans made by the Company to INTL Trading, in aggregate amount of $3,000,000, both of which were repaid during the fiscal year.

The Company’s assets and liabilities may vary significantly from period to period because of changes relating to customer needs and economic and market conditions. The Company’s total assets at September 30, 2006 and September 30, 2005, were $199,913,000 and $147,019,000, respectively. The Company’s operating activities generate or utilize cash resulting from net income or loss earned during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity and changes in the inventory of financial instruments and commodities.

In addition to normal operating requirements, capital is required to satisfy financing and regulatory requirements. The Company’s overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated capital needs of its operating subsidiaries.

In September 2006 the Company completed a private placement of $27,000,000 of 7.625% subordinated convertible notes (‘the Notes’). The Notes mature in September 2011. They are convertible at any time at the option of the noteholder at an initial conversion price of $25.50 per share. The Notes contain customary anti-dilutive provisions. At the current conversion price, conversion would result in the issue of 1,058,824 new shares of common stock. The Company may require conversion at any time after March 22, 2008 if the dollar volume-weighted average share price exceeds 150% (or $38.25 at the initial conversion price) for 20 out of any 30 consecutive trading days. Noteholders may redeem their Notes at par if the interest coverage ratio set forth in the Notes is less than 2.75 for the twelve-month period ending December 31, 2009. The Company may redeem the Notes at 110% of par on March 11, 2010. As of the date of this filing, $2,000,000 in principal amount of the Notes, together with accrued interest, have been converted into a total of 79,562 shares of common stock of the Company.

In July 2004 the Company completed the acquisition of the foreign exchange business of Global Currencies Limited. The acquisition agreement required the Company to make certain earn-out payments to the sellers. Total earn-out payments relating to the 2006 fiscal year amounted to $1,836,000. One further payment of a maximum of $400,000 will become due on March 1, 2007, for the quarter ending December 31, 2006, together with an amount equal to 10% of revenues earned by INTL Global Currencies exceeding $5,000,000 for the six month period ending December 31, 2006. The earn-out payments will then cease. The remaining earn-out payments will be funded from working capital.

The Company has established the INTL Trade Finance Fund Limited, to be managed by its Dubai subsidiary, INTL Capital Limited. The Company expects to invest up to $10 million of initial capital in the INTL Trade Finance Fund Limited during fiscal 2007.

The Company has announced a joint venture in Dubai to pursue commodities trading opportunities, and the hiring of a senior executive to establish an office in Singapore and to explore business opportunities in the Far East. In addition, the Company is continuously evaluating opportunities to expand its business. Expansion of the Company’s activities will require funding and will have an effect on liquidity.

Apart from what has been disclosed above, there are no other known trends, events or uncertainties that have had or are likely to have a material impact on the liquidity of the Company.

Cash Flows

The Company’s cash and cash equivalents increased from $20,242,000 at September 30, 2005 to $38,029,000 at September 30, 2006.

The major sources of cash were:

•	$25,401,000 net, from buyers of subordinated convertible notes

•	$5,056,000 from net income of $3,460,000, adjusted upwards by $1,596,000 for non-cash items

•	$5,559,000 from net decrease in the Company’s financial instruments position (financial instruments owned and financial instruments sold, not yet purchased)

•	$2,021,000 from the exercise of stock options and warrants

•	$2,363,000 in net investment withdrawals from hedge funds managed by INTL Consilium

•	$1,033,000 from net broker, dealer and clearing organization payables and receivables

•	$296,000 distribution of earnings from INTL Consilium

•	$421,000 in cash arising upon the consolidation of INTL Consilium

The major uses of cash were:

•	$15,306,000 commodities inventory, at cost

•	$6,313,000 decrease in amounts payable to lenders under loans and overdrafts

•	$1,836,000 net payment related to the Global Currencies acquisition

•	$586,000 purchases of fixed assets and leasehold improvements

•	$237,000 net customer payables and receivables

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

Physical commodities inventory. Physical commodities inventory is valued at the lower of cost or market value, determined using the weighted average price method. The Company generally mitigates the price risk associated with physical commodities held in inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under GAAP. Any unrealized gains in physical commodities inventory are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP. As a result, the Company’s reported commodities trading earnings are subject to volatility.

Off Balance Sheet Arrangements

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and from its market making and proprietary trading in the foreign exchange and commodities trading business. As part of these activities, the Company carries short positions – for example, it sells financial instruments that it does not own, borrows the financial instruments to make good delivery, and therefore is obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. The Company has recorded these obligations in the consolidated financial statements at September 30, 2006 at fair value of the related financial instruments (totaling $110,147,000). These positions are held to offset the risk related to financial assets owned and reported on the Company’s Consolidated Balance Sheets under ‘Financial instruments owned, at fair value’, ‘Physical commodities inventory, at cost’ and ‘Trust certificates, at valuation’. The Company will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to September 30, 2006. The total of $110,147,000 includes a liability of $13,801,000 for options and futures contracts, based on their market value as of September 30, 2006.

Listed below is the market value of trading-related derivatives as of September 30, 2006 and September 30, 2005. Assets represent net unrealized gains and liabilities represent net unrealized losses.

(In thousands)	September 30, 2006 Assets	September 30, 2006 Liabilities	September 30, 2005 Assets	September 30, 2005 Liabilities
Interest Rate Derivatives	$—	$15	$29	$—
Foreign Exchange Derivates	$23	$—	$17	$—
Commodity Price Derivatives	$14,369	$13,786	$3,292	$3,182

Total	$14,392	$13,801	$3,338	$3,182

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

Management believes that the volatility of revenues is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of daily revenue during fiscal year 2006. Because of systems integration issues this excludes the revenue produced by the base metals trading business that commenced in Q1 2006.

In the Company’s securities market-making and trading activities, the Company maintains inventories of equity and debt securities. In the Company’s commodities market-making and trading activities, the Company’s positions include physical inventories, forwards, futures and options. The Company’s commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. The Company monitors the aggregate position for each commodity in equivalent physical ounces. The table below illustrates, for fiscal 2006, the Company’s average, greatest long, greatest short and minimum day-end positions by business segment. Because of integration issues this information excludes amounts for the Company’s base metals trading activities.

Fiscal Year 2006 (amounts in $000’s)	Average	Greatest Long	Greatest Short	Minimum Exposure
Equity aggregate of long and short	$5,920	$8,883	n/a	$2,489
Equity net of long and short	$149	$3,490	$(3,378)	$2
Debt aggregate of long and short	$5,324	$8,978	n/a	$1,274
Debt net of long and short	$4,035	$7,868	n/a	$706
Foreign currency aggregate of long and short	$4,915	$12,928	n/a	$2,418
Foreign currency net of long and short	$2,364	$5,297	$(6,789)	$43
Gold	$(41)	$907	$(1,540)	$1
Silver	$(7)	$447	$(1,962)	$0
Platinum group metals	$16	$915	$(1,123)	$1

ITEM 7. FINANCIAL STATEMENTS

The Company’s consolidated financial statements are set forth on pages F-1 through F-39.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-KSB, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the fiscal year ended September 30, 2006.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Information with respect to this item will be contained in the Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

Information with respect to this item will be contained in the Proxy Statement for the 2007 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information with respect to this item will be contained in the Proxy Statement for the 2007 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item will be contained in the Proxy Statement for the 2007 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13. EXHIBITS

3.1	Certificate of Incorporation, as amended (incorporated by reference from Form 10-QSB, as filed with the SEC on May 17, 2004).

3.2	By-laws (incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 33-70334-A), filed with the SEC on February 2, 1994).

10.1	International Assets Holding Corporation Stock Option Plan (incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 33-70334-A), filed with the SEC on February 2, 1994).

10.2	Amendment dated December 28, 1995, to International Assets Holding Corporation Stock Option Plan (incorporated by reference from the Registration Statement on Form S-8 (No. 333-10727), filed with the SEC on August 23, 1996).

10.3	Amendment dated October 28, 1998, to International Assets Holding Corporation Stock Option Plan (incorporated by reference from Company’s Proxy Statement on Form 14A, filed with the SEC on January 15, 1999).

10.4	Amendment dated June 9, 2000, to International Assets Holding Corporation Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A, filed with the SEC on January 12, 2001).

10.5	Employment Agreement, entered into as of October 1, 2002, between the Company and Diego J. Veitia (incorporated by reference from the Company’s Form 10-KSB, as filed with the SEC on December 30, 2002).

10.6	Consulting Agreement, entered into as of September 1, 2002, between the Company and Veitia and Associates, Inc. (incorporated by reference from Form 10-KSB, as filed with the SEC on December 30, 2002).

10.7	Employment Agreement, dated October 22, 2002, by and between the Company, and Sean O’Connor (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.8	Employment Agreement, dated October 22, 2002, by and between the Company, and Scott Branch (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.9	Registration Rights Agreement, dated October 22, 2002, by and between the Company, and Sean O’Connor (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.10	First Amendment to Registration Rights Agreement, dated December 6, 2002, by and between the Company, and Sean O’Connor (incorporated by reference from Form 8-K, as filed with the SEC on December 10, 2002).

10.11	Registration Rights Agreement, dated October 22, 2002, by and between the Company, and Scott Branch (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.12	First Amendment to Registration Rights Agreement, dated December 6, 2002, by and between the Company, and Scott Branch (incorporated by reference from Form 8-K, as filed with the SEC on December 10, 2002).

10.13	Registration Rights Agreement, dated October 22, 2002, by and between the Company, and John Radziwill (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.14	First Amendment to Registration Rights Agreement, dated December 6, 2002, by and between the Company, and John Radziwill (incorporated by reference from Form 8-K, as filed with the SEC on December 10, 2002).

10.15	Clearing Agreement, effective November 23, 2005, by and between the Company and Broadcort, a division of Merrill Lynch, Pierce, Fenner & Smith, Inc. (incorporated by reference from Form 8-K, as filed with the SEC on December 6, 2005).

10.16	International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Schedule 14A, filed on January 14, 2003).

10.17	Amendment to International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A, filed with the SEC on February 11, 2004).

10.18	Amendment to International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A, filed with the SEC on January 23, 2006).

10.20	Acquisition Agreement dated as of June 25, 2004, by and among International Assets Holding Corporation, Global Currencies Limited, and the shareholders of Global Currencies (Holdings) Limited (incorporated by reference from the Company’s Form 8-K, filed with the SEC on July 1, 2004).

10.21	Employment Agreement, dated October 11, 2004, by and between the Company and Jonathan C. Hinz (incorporated by reference from Form 8-K, as filed with the SEC on October 14, 2004).

10.22	Employment Agreement, effective December 1, 2004, by and between the Company and Brian T. Sephton (incorporated by reference from Form 8-K, as filed with the SEC on November 24, 2004).

10.23	Operating Agreement dated May 7, 2004, by and between the Company and Consilium Investment Capital, Inc. (incorporated by reference from Form 8-K, as filed with the SEC on May 10, 2004).

10.24	Lease agreement dated November 24, 2005, by and between the Company and Royal & Sun Alliance Insurance plc for the lease of office premises in London (incorporated by reference from Form 8-K, as filed with the SEC on December 1, 2005).

10.26	International Assets Holding Corporation form of Senior Subordinated Convertible Note (incorporated by reference from Form 8-K, as filed with the SEC on September 15, 2006).

10.27	International Assets Holding Corporation form of Securities Purchase Agreement (incorporated by reference from Form 8-K, as filed with the SEC on September 15, 2006).

10.28	International Assets Holding Corporation form of Lock Up Agreement (incorporated by reference from Form 8-K, as filed with the SEC on September 15, 2006).

10.29	International Assets Holding Corporation form of Registration Rights Agreement (incorporated by reference from Form 8-K, as filed with the SEC on September 15, 2006).

14.1	International Assets Holding Corporation Code of Ethics (incorporated by reference from the Company’s Form 10-KSB filed with the SEC for the fiscal year ended September 30, 2003).

21*	List of the Company’s subsidiaries.

23.1*	Consent of Rothstein, Kass & Company, P.C. to the incorporation by reference on Form S-8.

23.2*	Consent of Rothstein, Kass & Company, P.C. to the incorporation by reference on Form S-3.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as part of this report.

Schedules and Exhibits Excluded

All schedules and exhibits not included are not applicable, not required or would contain information which is included in Consolidated Financial Statements, Summary of Significant Accounting Policies, or the Notes to the Consolidated Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item will be contained in the Proxy Statement for the 2007 Annual Meeting of Shareholders, which is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ASSETS HOLDING CORPORATION

By:	/s/ Sean M. O’Connor
Sean M. O’Connor,
Chief Executive Officer

Dated: December 20, 2006

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Diego J. Veitia Diego J. Veitia	Director and Chairman of the Board	December 20, 2006

/s/ Sean M. O’Connor	Director and Chief Executive Officer	December 20, 2006
Sean M. O’Connor

/s/ Scott J. Branch	Director and President	December 20, 2006
Scott J. Branch

/s/ Robert A. Miller	Director	December 20, 2006
Robert A. Miller

/s/ John Radziwill	Director	December 20, 2006
John Radziwill

/s/ Justin R. Wheeler	Director	December 20, 2006
Justin R. Wheeler

/s/ John M. Fowler	Director	December 20, 2006
John M. Fowler

/s/ Brian T. Sephton Brian T. Sephton	Chief Financial Officer and Treasurer	December 20, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

International Assets Holding Corporation

We have audited the accompanying consolidated balance sheets of International Assets Holding Corporation and Subsidiaries (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2006 and 2005, and the results of its operations and its cash flows for the each of the years in the two-year period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

Rothstein, Kass & Company, P.C.

Roseland, New Jersey

November 29, 2006

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except par value)

September 30, 2006 and 2005

	2006	2005
Assets
Cash	$26,470	$6,615
Cash and cash equivalents deposited with brokers, dealers and clearing organization	11,559	13,627
Receivable from brokers, dealers and clearing organization	8,124	3,610
Receivable from customers	26,884	15,648
Financial instruments owned, at fair value	84,620	71,376
Physical commodities inventory, at cost	15,306
Trust certificates, at fair value	12,764	24,539
Prepaid income taxes	3,252
Investment in asset management joint venture		677
Investment in INTL Consilium managed funds, at fair value	1,246	3,270
Deferred income tax asset, net		82
Fixed assets and leasehold improvements at cost, net of accumulated depreciation and amortization	711	564
Intangible assets, net of accumulated amortization	279	233
Goodwill	6,328	6,054
Debt issuance costs, net	1,599
Other assets	771	724

Total assets	$199,913	$147,019

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$1,464	$608
Financial instruments sold, not yet purchased, at fair value	110,147	92,016
Payable to lenders under loans and overdrafts	6,534	12,847
Payable to brokers, dealers and clearing organization	9,919	4,372
Payable to customers	2,812	3,206
Accrued compensation and benefits	4,203	2,059
Income taxes payable	842	1,153
Deferred income taxes, net	1,535
Deferred acquisition consideration payable	791	2,353
Other liabilities	433	333

	138,680	118,947

Convertible subordinated notes payable, due September 20, 2011, net of $141 debt discount	26,859

Total liabilities	165,539	118,947

Minority owners interest in consolidated entity	431	—

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 12,000,000 shares; issued and outstanding 7,839,721 shares at September 30, 2006 and 7,425,936 shares at September 30, 2005	78	74
Additional paid-in capital	30,457	28,050
Retained earnings (deficit)	3,408	(52)

Total stockholders’ equity	33,943	28,072

Total liabilities and stockholders’ equity	$199,913	$147,019

See accompanying notes to the consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended September 30, 2006 and 2005

(In thousands, except per share amounts)

	2006	2005
Revenues:
Sales of physical commodities	$66,141	$—
Net dealer inventory and investment gains	34,276	24,851
Equity in income from asset management joint venture	331	217
Other	2,013	1,072

Total revenues	102,761	26,140
Cost of sales of physical commodities	66,884

Operating revenues	35,877	26,140
Interest expense	2,095	1,335

Net revenues	33,782	24,805

Non-interest expenses:
Compensation and benefits	16,652	11,005
Clearing and related expenses	7,679	6,534
Occupancy and equipment rental	632	437
Professional fees	832	558
Depreciation and amortization	420	320
Business development	1,108	765
Insurance	224	179
Other	974	887

Total non-interest expenses	28,521	20,685

Income before income tax expense and minority interest	5,261	4,120

Income tax expense	1,730	1,484

Income before minority interest	3,531	2,636
Minority interest in income of consolidated entity	71	22

Net income	$3,460	$2,614

Earnings per share:
Basic	$0.45	$0.36

Diluted	$0.41	$0.33

Weighted average number of common shares outstanding:
Basic	7,637	7,303

Diluted	8,388	8,024

See accompanying notes to the consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended September 30, 2006 and 2005

(In thousands)

			Additional		Treasury	Total
	Preferred	Common	paid-in	Retained	stock,	stockholders’
	stock	stock	capital	earnings	at cost	equity
Balances at October 1, 2004	—	71	27,168	(2,666)	—	24,573
Exercise of stock options		3	727			730
Acquisition of common shares as payment for stock option exercises					(37)	(37)
Retirement of common shares as payment for stock option exercises			(37)		37	—
Income tax benefit from stock option exercises and dispositions			192			192
Net income				2,614		2,614

Balances at September 30, 2005	$—	$74	$28,050	$(52)	$—	$28,072

Exercise of stock options and warrants		4	2,017			2,021
Amortization of stock option expense for consultants			29			29
Income tax benefit from stock option exercises and dispositions			361			361
Net income				3,460		3,460

Balances at September 30, 2006	$—	$78	$30,457	$3,408	$—	$33,943

See accompanying notes to the consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended September 30, 2006 and 2005

(In thousands)

	2006	2005
Cash flows from operating activities:
Net income	$3,460	$2,614
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and loss on disposals	420	321
Deferred income taxes	1,617	281
Equity in income from asset management joint venture	(331)	(218)
Minority interest	71
Amortization of stock option expense for consultants	29
Unrealized investment gain from INTL Consilium managed funds	(210)	(250)
Changes in operating assets and liabilities:
Receivable from brokers, dealers and clearing organization	(4,514)	4,090
Receivable from customers	174	(3,271)
Financial instruments owned, at fair value	(13,244)	(52,571)
Physical commodities inventory, at cost	(15,306)
Prepaid income taxes	(2,841)
Other assets	229	(62)
Accounts payable and accrued expenses	772	(298)
Financial instruments sold, not yet purchased, at fair value	18,803	55,147
Payable to brokers, dealers and clearing organization	5,547	(7,730)
Payable to customers	(411)	(1,459)
Accrued compensation and benefits	2,107	(43)
Income taxes payable	(311)	1,120
Other liabilities	(41)	259

Net cash used in operating activities	(3,980)	(2,070)

Cash flows from investing activities:
Distribution of earnings from asset management joint venture	296
Cash on consolidation of INTL Consilium	421
Payments related to acquisition of INTL Global Currencies	(1,836)	(1,562)
Investment in INTL Consilium managed fund	(1,005)
Investment withdrawals from INTL Consilium managed fund	3,368
Purchase of fixed assets, leasehold improvements and intangible assets	(586)	(303)

Net cash provided by (used in) investing activities	658	(1,865)

Cash flows from financing activities:
Issuance of convertible subordinated notes payable, net	25,401
Payable to lenders under loans and overdrafts	(6,313)	2,400
Exercise of stock options	2,021	693

Net cash provided by financing activities	21,109	3,093

Net increase (decrease) in cash and cash equivalents	17,787	(842)
Cash and cash equivalents at beginning of period	20,242	21,084

Cash and cash equivalents at end of period	$38,029	$20,242

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,020	$1,315

Income taxes paid	$3,234	$139

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended September 30, 2006 and 2005

(In thousands)

	2006	2005
Supplemental disclosure of noncash investing activities:
Assumption of trust certificates, at cost, with related financial instruments sold, not yet purchased, at market value and receivable from customers	$—	$24,539

Partial release of trust certificates, at cost, with related financial instruments sold, not yet purchased, at market value and receivable from customers	$1,441	$—

Additional goodwill in connection with acquisition of INTL Global Currencies	$275	$3,628

Estimated beginning fair value of assets and (liabilities) in consolidation of INTL Consilium, LLC (unaudited):
Assets acquired	$1,160	$—
Liabilities assumed	(138)	—
Minority owners interest	(310)	—

Total net assets acquired	$712	$—

Supplemental disclosure of noncash financing activities:
Retirement of 4,992 common shares held in treasury	$—	$37

See accompanying notes to the consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

(1)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of International Assets Holding Corporation, its subsidiaries and a variable interest entity of which it is the primary beneficiary (‘the Company’). The Company’s subsidiaries are INTL Trading, Inc. (‘INTL Trading’), INTL Assets, Inc. (‘INTL Assets’), INTL Holding (U.K.) Limited (‘INTL Holding (U.K.)’), INTL Global Currencies Limited (‘INTL Global Currencies’), INTL Commodities, Inc. (‘INTL Commodities’), INTL Capital Limited (‘INTL Capital’) and IAHC (Bermuda) Ltd. The accounts of INTL Consilium, LLC (‘INTL Consilium’), which has been treated as a variable interest entity and in which International Assets Holding Corporation has been the primary beneficiary since August 1, 2006, are also included in the consolidated financial statements.

All significant intercompany balances and transactions have been eliminated in consolidation.

INTL Trading is registered as a broker-dealer under the Securities Exchange Act of 1934. INTL Trading clears its securities transactions through the Broadcort division of Merrill Lynch, Pierce, Fenner & Smith, Inc. (‘Broadcort’) on a fully disclosed basis.

INTL Assets holds most of the U.S. physical assets of the Company.

INTL Holding (U.K.) is a U.K. holding company that owns 100% of INTL Global Currencies. INTL Global Currencies operates a foreign exchange trading business. Both INTL Holding (U.K.) and INTL Global Currencies are designated as U.S. dollar denominated companies under the laws of the United Kingdom. Accordingly, the functional currency for these companies is the U.S. dollar.

International Assets Holding Corporation engages in foreign exchange trading, trade finance and structured financial transactions.

INTL Commodities was formed in September 2005 to own and operate the Company’s commodities trading business. International Assets Holding Corporation transferred this business to INTL Commodities during the first half of fiscal 2006.

INTL Capital is a Dubai limited company formed in September 2006 as an asset management firm to invest in global trade finance-related assets.

The Company owns a 50.1% limited liability company interest in INTL Consilium, an investment advisory firm that focuses on the emerging market asset class. INTL Consilium was accounted for using the equity method of accounting until July 31, 2006 (see notes 1(n) and 4 for more information). The Company has consolidated INTL Consilium as of August 1, 2006 based on the consolidation requirements of the Financial Accounting Standards Board (‘FASB’) Interpretation No. 46(R) (‘FIN 46(R)’)(see note 3 for further information).

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

September 30, 2006 and 2005

(c)	Cash and Cash Equivalents

“Cash and cash equivalents” consist of cash and cash deposits with brokers, dealers and the Company’s clearing organization. All cash and cash equivalents deposited with brokers, dealers and clearing organization support the Company’s trading activities, and are subject to contractual restrictions. Cash deposits with clearing organization consist of cash, foreign currency and money market funds stated at cost, which approximates fair value. The money market funds earn interest at varying rates on a daily basis. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company is subject to concentration of credit risk because a substantial portion of the Company’s cash and cash equivalents (approximately $7,811,000 as of September 30, 2006) are maintained at the Company’s clearing organization.

(d)	Foreign Currency

The value of a foreign currency is converted into its U.S. dollar equivalent at the foreign exchange rate in effect at the close of business as of September 30, 2006 and 2005. For foreign currency transactions completed during the fiscal year, the Company utilizes the foreign exchange rate in effect at the time of the transaction.

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

Derivative contracts – Derivative contracts consist of exchange-traded and over-the-counter (‘OTC’) derivatives. Fair values of exchange-traded derivatives are generally determined from quoted market prices. OTC derivatives are valued using valuation models. The valuation models used to derive the fair values of OTC derivatives require inputs including contractual terms, market prices, yield curves and measurements of volatility. The Company uses similar models to value similar instruments. Where possible, the Company verifies the values produced by pricing models by comparing them to market transactions. Inputs may involve judgment where market prices are not readily available.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

Investments –The Company has made an investment in a hedge fund sponsored by INTL Consilium. This investment is valued at fiscal year-end at the net asset value provided by the fund’s administrator as of the date of valuation.

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

(g)	Revenues Reported on Gross Basis

In accordance with the guidelines provided in Emerging Issues Task Force (‘EITF’) Issue No. 99-19, the Company has determined that revenues of the Company’s base metals trading business, which commenced in October 2005, should be reported on a gross basis, with the corresponding cost of sales shown separately. This matter is discussed further in note 24, under the sub-heading ‘Commodities Trading’.

(h)	Physical commodities inventory

Physical commodities inventory is valued in accordance with ARB 43 at the lower of cost or fair market value, determined using the weighted average price method.

(i)	Depreciation and Amortization

Depreciation of fixed assets is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the lease or the estimated period of benefit to be received from the assets, which range from three to seven years.

(j)	Income Taxes

The Company files consolidated Federal income tax returns. The Company files consolidated state income tax returns in those states in which the Company meets the consolidation requirements and files separately in those states in which consolidation is not applicable.

The Company complies with Statement of Financial Accounting Standards (‘SFAS’) No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial reporting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

(k)	Stock-Based Employee Compensation

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which generally permits entities to recognize as expense over the vesting period the fair value of all stock-based awards calculated on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, which provides that compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price and provides for pro forma disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

If the Company had determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income and earnings per share would be as reflected in the pro forma amounts indicated below:

(In thousands, except per share amounts)		2006	2005
Net income	As reported	$3,460	$2,614
Pro forma option compensation expense	Pro forma	$(537)	$(462)

Net income	Pro forma	$2,923	$2,152

Basic earnings per share	As reported	$0.45	$0.36
	Pro forma	$0.38	$0.29

Diluted earnings per share	As reported	$0.41	$0.33
	Pro forma	$0.35	$0.27

(l)	Basic and Diluted Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding.

The Company has complied with SFAS No. 128, Earnings per Share, which requires the use of the if-converted method when convertible securities are present (see note 2).

Options to purchase 10,000 shares and 101,250 shares of common stock were excluded from the calculation of diluted earnings per share for the years ended September 30, 2006 and 2005, respectively, because the exercise prices of these options exceeded the average market price of the common stock for the period (anti-dilutive).

Convertible subordinated notes payable which are convertible into 1,058,824 common shares were not included in the calculation of diluted earnings per share for the weighted period September 21, 2006 through September 30, 2006 because their incremental inclusion was antidilutive.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

(In thousands, except per share amounts)	2006	2005
Diluted earnings per share

Numerator:
Net income	$3,460	$2,614

Denominator:
Weighted average number of:
Common shares outstanding	7,637	7,303
Dilutive potential common shares outstanding	751	721

	8,388	8,024

Diluted earnings per share	$0.41	$0.33

(m)	Effects of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (‘SFAS No. 123(R)’). This statement requires the recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award in its financial statements. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25, and its related interpretations. Small-business issuers (such as the Company) must apply SFAS No. 123(R) for annual periods beginning after December 15, 2005. In the Company’s case, this will be the fiscal year commencing on October 1, 2006.

The Company currently uses the Black-Scholes option pricing model to measure the fair value of stock options granted to employees. While SFAS No. 123(R) permits entities to continue to use such a model, it also permits the use of a ‘lattice’ model. The Company expects to use a lattice model upon adoption of SFAS No. 123(R) to measure the fair value of stock options.

The adoption of this statement will have the effect of reducing net income and income per share as compared to what would be reported under the current requirements. These future amounts cannot be precisely estimated because they depend on, among other things, the number of options issued in the future and, accordingly, the Company believes that the adoption of SFAS No. 123(R) may have a material effect on the Company’s consolidated financial statements, in the form of additional compensation expense. The pro forma numbers disclosed in paragraph 1(k) above provide an indication of the past effect on earnings per share of share-based payment, though based on the Black-Scholes option pricing model.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes . This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company’s consolidated financial position or results of operations.

(n)	Investment in Joint Venture

The investment in the Company’s asset management joint venture, INTL Consilium, was accounted for under the equity method of accounting until July 31, 2006. Under this method, the Company’s investment in INTL Consilium was recorded at cost and adjusted by the Company’s share of the contributions, distributions and undistributed earnings or losses of the joint venture. On August 1, 2006 the Company received a repayment of the portion of capital that had entitled the Company to a three-year liquidation preference and advanced a $1,000,000 subordinated loan to INTL Consilium. Following the guidelines set out in FIN 46(R), INTL Consilium has been treated as a variable interest entity of which the Company is the primary beneficiary. INTL Consilium is accordingly required to be consolidated from August 1, 2006 onward.

(o)	Variable Interest Entities

The Company consolidates variable interest entities in which it is the primary beneficiary, in accordance with the guidelines set out in FIN 46 (R). For further information see note 3 below.

(p)	Goodwill and Other Intangible Assets

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

(q)	Reclassification

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

(2)	Issuance of Convertible Subordinated Notes and Related Debt Issuance Costs

On September 20, 2006 the Company issued $27.0 million in aggregate principal amount of the Company’s senior subordinated convertible notes due 2011 (‘the Notes’). The Company expects to use the proceeds from the sale of the Notes to repay debt and for general corporate purposes. The Notes are general unsecured obligations of the Company.

The Notes bear interest at the rate of 7.625% per annum, payable quarterly in arrears commencing on October 1, 2006.

The Notes are convertible by the holders at any time following their issuance into shares of common stock of the Company, at an initial conversion price of $25.50 per share. The conversion price is subject to certain adjustments set forth in the Notes.

The maturity date of the Notes is the fifth anniversary of the issuance of the Notes.

The Company may, at its option, redeem the Notes for cash on March 11, 2010, at a redemption price equal to 110% of the Conversion Amount (the principal amount of the Notes, together with accrued interest and any late charges), subject to certain conditions set forth in the Notes.

If the ratio of the Company’s consolidated earnings before interest, taxes, depreciation and amortization, as defined in the Notes, to the Company’s consolidated cash interest expense (the “Consolidated Interest Coverage Ratio”) is less than 2.75 for the 12 month period ending on December 31, 2009, the holders of the Notes will have the option to require the Company to redeem all or any portion of the Notes at a redemption price equal to 100% of the Conversion Amount to be redeemed.

If, at any time after March 22, 2008, the dollar-volume weighted average price of the common stock exceeds, for any twenty out of thirty consecutive trading days, 150% of the conversion price of the Notes, the Company will have the right to require the holders of the Notes to convert all or any portion of the Notes into shares of Common Stock at the then-applicable conversion price.

Commencing with the fiscal quarter ending on September 30, 2007, in the event that the Consolidated Interest Coverage Ratio for the 12 months preceding the end of any fiscal quarter is less than 2.0, the interest rate on the Notes will be increased by 2.0% to 9.625% per annum, effective as of the first day of the following fiscal quarter.

Debt issuance costs of $1,608,000 were incurred in connection with the issuance of the Notes. The total debt issuance costs will be amortized over the life of the Notes (through September 20, 2011) and charged to interest expense. Total interest amortization expense for the debt issuance costs for 2006 is $9,000.

The Company has entered into a separate Registration Rights Agreement with the holders of the Notes, under which the Company was required to file with the U.S. Securities and Exchange Commission (‘the SEC’) a Registration Statement on Form S-3 within a specified period of time. The Registration Statement was declared effective by the SEC on October 24, 2006. The Company is now required, under the Registration Rights Agreement, to maintain the effectiveness of the Registration Statement, failing which it could become liable to pay holders of the Notes liquidated damages of 1% of the value of the Notes upon a failure to maintain effectiveness of the Registration Statement, plus a further 1% for every 30 days that it remains ineffective thereafter, up to an aggregate maximum of 10% of the value of the Notes.

The Company has analyzed the Notes in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and EITF Issue No. 05-2, The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19 to determine whether the

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

hybrid contract that is represented by the Notes has an embedded derivative that should be separately accounted for. The Company’s conclusion is that the conversion feature embedded in the Notes may be classified as equity and is therefore excluded from the scope of SFAS No. 133 and does not need to be accounted for separately from its host contract.

The Company has further analyzed the Notes in accordance with EITF Issue No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’. This addresses instances in which financial instruments, such as convertible notes, are issued with a related registration rights agreement that contains a liquidated damages clause. A registration rights agreement signed by the Company in September 2006 required the Company to use its best efforts to file a registration statement for the resale of the shares of stock underlying the Notes, to have the registration statement declared effective within a specified period, and to maintain its effectiveness by meeting all SEC filing and other requirements; failing which the Company would be liable to pay certain specified damages to the investors.

The Company’s conclusion is that the liquidated damages clause in the registration rights agreement should be valued separately from the Notes, as a liability, in accordance with the View C expressed in EITF Issue No. 05-4. This has given rise to the recording of a liability of $141,000 and a corresponding discount to the value of the Notes, of which $1,000 was amortized and charged to interest expense for the fiscal year ended September 30, 2006.

(3)	Variable Interest Entities

FIN 46(R), Consolidation of Variable Interest Entities: an Interpretation of ARB No. 51, expands upon the consolidation guidance contained in ARB No. 51, which views a majority voting interest as the primary criterion in determining whether one entity has a controlling financial interest in another entity. FIN 46(R) provides for consolidation of certain entities in which the reporting entity does not have a controlling financial interest as defined in ARB No. 51. If an analysis in terms of FIN 46(R) determines that one entity is the primary beneficiary of the variable interests in another entity (the variable interest entity, or ‘VIE’), the primary beneficiary is required to consolidate the variable interest entity.

On May 11, 2004, the Company entered into an agreement with Consilium Investment Capital, Inc. (‘CIC’) of Fort Lauderdale, Florida to form INTL Consilium. INTL Consilium is an investment management firm which primarily provides investment advice with respect to emerging market securities. In June 2004 the Company made a capital contribution of $500,000 and CIC contributed $100,000 to INTL Consilium. The Company’s total capital contribution was allocated as $100,000 share capital and $400,000 excess capital. The excess capital contribution was made by the Company in recognition of the asset management skills and relationships contributed by CIC. The excess capital contribution had a liquidation preference of three years. The Company received 50.1% of the shares of INTL Consilium and was permitted to appoint two of the four directors, the remaining two directors being the principals of CIC. No individual director has a deciding vote in the event of a deadlock. The two principals of CIC actively manage the business. On August 1, 2006 the $400,000 excess capital contribution was repaid by INTL Consilium to the Company and the Company made a subordinated loan to INTL Consilium of $1,000,000, bearing interest at 5.36%.

An analysis in terms of FIN 46(R) in 2004 determined that INTL Consilium was not initially a variable interest entity. The Company accordingly accounted for its interest in INTL Consilium on the equity method until July 31, 2006. The Company determined that the repayment of excess capital, the termination of the related liquidation preference and the advance of a subordinated loan to INTL

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

Consilium combined to make INTL Consilium a variable interest entity and the Company its primary beneficiary. With effect from August 1, 2006 the Company has consolidated INTL Consilium as a variable interest entity.

The Company accounted for one VIE during the fiscal year ended September 30, 2005 (‘2005 VIE’). The Company consolidated the 2005 VIE, which involved an investment in a hedge fund (through an offshore feeder fund) managed by INTL Consilium, for the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005. In the quarter ended September 30, 2005 the Company withdrew its investment from the offshore feeder fund and placed the investment in a second, larger, domestic (U.S.) feeder fund managed by INTL Consilium. At September 30, 2005 the Company had an interest of approximately 3% in, and was not the primary beneficiary of, this domestic feeder fund. Accordingly, there was no basis for consolidation of the domestic feeder fund and there was no minority owners’ interest recognized in the Consolidated Balance Sheet at September 30, 2005. The amount of minority owners’ interest in the income of consolidated entity shown in the Consolidated Statement of Operations for the 2005 fiscal year relates to the period during which the Company consolidated the results of the 2005 VIE.

(4)	Investment in INTL Consilium

As discussed in note 3, the Company accounted for its investment in INTL Consilium under the equity method prior to August 1, 2006. For the fiscal years ended September 30, 2006 and 2005 the Company has recorded income of $331,000 and $217,000, respectively, for its 50.1% share of INTL Consilium’s income and loss for the two periods. The $331,000 of income for 2006 is based on the ten month period from October 1, 2005 through July 31, 2006. Below are the unaudited condensed statement of operations and condensed balance sheet of INTL Consilium for the year ending September 30, 2005.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

INTL Consilium, LLC

Condensed Statement of Operations

For the year ended September 30, 2005

(Unaudited)

(In thousands)	2005
Revenues:
Management and investment advisory fees	$1,521
Interest income	4
Other	27

Total revenues	1,552

Non-interest expenses:
Compensation and benefits	771
Occupancy and equipment rental	46
Professional fees	87
Depreciation	11
Business development	75
Insurance	53
Other	72

Total non-interest expenses	1,115

Net income	$437

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

INTL Consilium, LLC

Condensed Balance Sheet

September 30, 2005

(Unaudited)

(In thousands)	2005
Assets

Cash	$214
Management and investment advisory fees receivable	574
Investment in INTL Consilium sponsored fund	297
Property and equipment, net	27
Other assets	34

Total assets	$1,146

Liabilities and Members’ Equity

Liabilities
Accounts payable	$35

Accrued compensation and benefits	158

Total liabilities	193

Members’ equity:	953

Total liabilities and members’ equity	$1,146

(5)	Investment in INTL Consilium Managed Fund

As of September 30, 2006 and 2005 the Company had investments valued at $1,246,000 and $3,270,000 in two hedge funds managed by INTL Consilium. The Company owns a 50.1% interest in INTL Consilium.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

(6)	Goodwill

The Company acquired the foreign exchange business of INTL Global Currencies in 2004. The purchase price paid by the Company for the acquisition exceeded the net asset value received by $2,489,000. Of this amount, $350,000 was allocated to intangible assets and the balance of $2,138,000 was treated as goodwill. The Company has accrued additional goodwill of $4,190,000 under the earn-out provisions of the purchase agreement. As of September 30, 2006, the Company had paid $3,399,000 of the additional goodwill. The balance of the additional goodwill accrual of $791,000 is reported as deferred acquisition consideration payable in the Company’s consolidated balance sheets.

The goodwill related to the INTL Global Currencies acquisition is as follows:

(In thousands)	September 30, 2006	September 30, 2005
Cash premium paid to sellers	$1,000	$1,000
Cash paid for net assets received	3,577	3,577
Negotiation differences for fixed assets and stamp duty	(50)	(50)
Legal and accounting fees	66	66
Value of 150,000 common shares at $9.81 per share	1,472	1,472

Total payments of cash and shares	6,065	6,065

Less: Fair value of net assets received	3,577	3,577

Less: Intangible assets identified by independent valuation	350	350

Initial goodwill	2,138	2,138

Additional goodwill under earnout based on foreign exchange revenues	4,190	3,916

Total goodwill	$6,328	$6,054

The additional goodwill is calculated for each period as each earn-out payment is earned and an adjustment is recorded to goodwill. The first five earn-out installments totaling $3,162,000 have been paid. The sixth earn-out installment of $400,000 was paid November 29, 2006. One additional minimum payment of $391,000 each is due on or by March 1, 2007, with the maximum amount due being $400,000. Furthermore, the Company was required to pay $237,000 on August 29, 2006, being 10% of revenues exceeding $10,000,000 for the twelve month period ended June 30, 2006. The Company will be required to make an additional payment equal to 10% of any revenues exceeding $5,000,000 for the six month period ending December 31, 2006.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

(7)	Intangible assets

Intangible assets at September 30, 2006 and 2005 were constituted as follows:

(In thousands)	September 30, 2006	September 30, 2005
Noncompete agreement	$150	150
Trade name	100	100
Customer base	100	100
Other costs	17
Asset management contract	153
Web site development costs	20

Total intangible assets	540	350
Less: Amortization of intangible assets	261	117

Intangible assets, net	$279	233

(8)	Related Party Transactions

One of the Company’s principal shareholders has made an investment, valued at approximately $100,000,000 as of September 30, 2006, in a hedge fund managed by INTL Consilium. An executive of this shareholder is a director of the Company.

Two executive officers of the Company have individually made investments, either directly or indirectly, collectively valued at approximately $595,000, in a hedge fund managed by INTL Consilium.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

(9)	Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased, at Fair Value

Financial instruments owned and financial instruments sold, not yet purchased at September 30, 2006 and 2005 consisted of trading and investment securities at fair values as follows:

(In thousands)	Owned	Sold, not yet purchased
September 30, 2006:

Common stock and American Depository Receipts	$3,660	$5,523
Exchangeable foreign ordinary equities and American Depository Receipts	46,597	46,747
Corporate and municipal bonds	6,133
Foreign government obligations	1,368
Negotiable instruments (promissory notes)	12,445
U.S. Treasury Bonds under total return swap transactions	23,886
Options and futures	14,392	13,801
Commodities		19,414
U.S. Government obligations		776
Other investments	25

	$84,620	$110,147

(In thousands)	Owned	Sold, not yet purchased
September 30, 2005:

Common stock and American Depository Receipts	$2,638	$4,155
Exchangeable foreign ordinary equities and American Depository Receipts	28,707	28,919
Corporate and municipal bonds	3,873	255
Foreign government obligations	1,183	2,479
Negotiable instruments (promissory notes)	7,777
U.S. Treasury Bonds under total return swap transactions	24,558
Options and futures	3,338	3,182
Commodities	23,823	28,451
U.S. Government obligations		17
Other investments	37

	$71,376	$92,016

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

(10)	Physical Commodities Inventory

Physical commodities inventory is valued at the lower of cost or market value, determined using the weighted average price method. The value of the Company’s inventory at September 30, 2006 was $15,306,000 at cost, which was lower than fair market value.

(11)	Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and from its market making and proprietary trading in the foreign exchange and commodities trading business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements at September 30, 2006 at fair values of the related financial instruments (totaling $110,147,000). The Company will incur losses if the market value of the financial instruments increases subsequent to September 30, 2006. The total of $110,147,000 includes $13,801,000 for options and futures contracts, which represent a liability to the Company based on their fair values as of September 30, 2006.

Listed below is the fair value of trading-related derivatives as of September 30, 2006 and September 30, 2005. Assets represent net unrealized gains and liabilities represent net unrealized losses.

(In thousands)	September 30, 2006 Assets	September 30, 2006 Liabilities	September 30, 2005 Assets	September 30, 2005 Liabilities
Interest Rate Derivatives	$—	$15	$29	$—
Foreign Exchange Derivates	23		17
Commodity Price Derivatives	14,369	13,786	3,292	3,182

Total	$14,392	$13,801	$3,338	$3,182

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

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

In the normal course of business, the Company purchases and sells financial instruments and foreign currencies as either principal or agent on behalf of its customers. If either the customer or counterparty fails to perform, the Company may be required to discharge the obligations of the nonperforming party. In such circumstances, the Company may sustain a loss if the market value of the financial instrument or foreign currency is different from the contract value of the transaction.

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

During the quarter ended December 31, 2004, the Company entered into a series of financial transactions (the ‘Transactions’) with an unaffiliated financial institution in Latin America for a transaction fee. These Transactions involved three distinct and simultaneous steps:

a)	the acquisition by the Company of beneficial interests (‘Trust Interests’) in certain trusts (the ‘Trusts’) in exchange for the assumption of a liability to deliver securities, at a transaction value of $29,740,000. This step did not require any prior purchase or delivery of securities by the Company. The Trusts were previously established by the financial institution to hold a variety of real estate assets;

b)	the entry into a repurchase agreement under the terms of which the Company notionally repurchased these undelivered securities for cash, at a price of $29,740,000;

c)	the entry into a total return swap (‘TRS’) agreement.

i)	Under the TRS agreement the Company received, on a notional basis, the cash amount of $29,740,000 as collateral for the potential liability of the financial institution to the Company.

ii)	Receivables or payables arising from the TRS should leave the Company unaffected by any changes in the values of the Trust Interests or securities deliverable.

iii)	When the Transactions terminate in November 2007, the Company intends to sell the Trust Interests at their then prevailing market values. As part of the Transactions, the gain or loss arising from the change in market value of the Trust Interests will be passed to the financial institution.

iv)	The Company has obtained legal advice on the Transactions and believes that the TRS agreement has been structured in such a way as to fully offset any changes in the value of the Trust Interests against its liability to deliver certain securities to the financial institution.

The initial transaction value was $29,740,000. The Company has since sold Trust Interests for $6,642,000, the price at which they were acquired, and released a proportionate share of the securities referred to in b) above from the repurchase arrangement. The Company has obtained a valuation of the real estate assets underlying the trust certificates. This valuation has resulted in a valuation adjustment of $10,334,000 with an equal and offsetting receivable from customer recorded for $10,334,000. Accordingly, the trust certificates are carried by the Company at $12,764,000 ($29,740,000 less $6,642,000 less $10,334,000).

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

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

The net result is that the Company initially reported the effects of a) above as an increase in assets represented by the Trust Interests, and the assumption of a liability to deliver securities. Over time, as the values of the Trust Interests and securities deliverable change, the Company records equal and offsetting changes in the values of the TRS receivables or payables. Although the Transactions will temporarily increase the Company’s assets and liabilities until termination, the Company expects that the only impact of the transactions on the Company’s net cash flow will be the Company’s receipt of fee revenue.

The total fees received and to be received on the Transactions, as well as the associated variable compensation payable, are spread on a straight-line basis over the terms of the Transactions. Non-refundable fees received but not yet recognized as revenue, amounting to $84,000, appear as a liability on the Consolidated Balance Sheets as at September 30, 2006 under ‘Other liabilities’. Non-recoverable costs incurred in connection with the Transactions but not yet recognized as expenses, amounting to $25,000, appear as an asset under ‘Other assets’ at the same date.

(13)	Other revenues

Other revenue is comprised of the following for the years ending September 30, 2006 and 2005:

(In thousands)	2006	2005
Wholesale commission revenue	$620	$732
Amounts paid to wholesale third party	—	(219)

Commission revenue, net	620	$513

Dividend income	721	$383
Dividend expense	(809)	(472)

Dividend expense, net	(88)	$(89)

Asset management fees	766	—
Interest income	376	636
Other	339	12

Total other revenues	$2,013	1,072

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

(14)	Receivable From and Payable to Brokers, Dealers and Clearing Organization

Amounts receivable from and payable to brokers, dealers and clearing organization at September 30, 2006 and 2005 consisted of the following:

(In thousands)	Receivable	Payable
September 30, 2006:
Open securities transactions with clearing organization, net	$4,790	$—
Securities clearing fees and related charges payable with clearing organization, net		165
Open securities transactions with prime broker, net 762	2,026
Open commodities transactions	1,386	2,168

Open foreign currency transactions	1,186	5,560

	$8,124	$9,919

September 30, 2005:
Open securities transactions with clearing organization, net	$1,700	$865
Securities clearing fees and related charges payable with clearing organization, net		124
Open commodities transactions	829	24

Open foreign currency transactions	1,081	3,359

	$3,610	$4,372

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

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

(15)	Receivable From and Payable to Customers

Amounts receivable from and payable to customers at September 30, 2006 and 2005 consisted of the following:

(In thousands)	Receivable	Payable
September 30, 2006:
Open transactions- foreign currency trading	$10,661	$543
Margin deposits held - commodities trading		2,227
Pledge and option premiums receivable - commodities trading	4,525

Money management fees	524	42
Open transactions - other debt structures	11,174

	$26,884	$2,812

September 30, 2005:
Open transactions- foreign currency trading	$10,397	$1,998
Margin deposits held - commodities trading		1,208

Pledge and option premiums receivable - commodities trading	5,168
Open transactions - other debt structures	83

	$15,648	$3,206

Receivables and payables to customers result from open trading activities between the Company and its customers. Receivables and payables to certain customer organizations are reported net, when a right of setoff exists with the customer.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

(16)	Payable to Banks under Loans and Overdrafts

At September 30, 2006, the Company had six lines of credit with five commercial banks totaling $70,000,000. Four of the credit facilities are secured by certain assets. Total interest expense related to the Company’s credit facilities was approximately $1,371,000 for the year ended September 30, 2006. The interest rate terms for the facilities range from 2.25% to 2.75% over the London Interbank Offered Rates (‘LIBOR’) (approximately 5.3% at September 30, 2006).

At September 30, 2006 the Company had the following credit facilities:

Maximum Amount	Borrowing at September 30, 2006	Letters of Credit Issued under facility		Security	Maturity
$10,000	$2,534	$		Certain foreign exchange assets	March 31, 2007
12,000				Unsecured	March 31, 2008
10,000				Certain commodities assets	On demand
18,000			4,800	Certain commodities assets	On demand
10,000	4,000			Certain trade finance assets	On demand
10,000			8,347	Certain commodities assets	March 27, 2007

$70,000	$6,534		$13,147

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

At September 30, 2006 and 2005, the U.S. dollar equivalent of the components of the net borrowings under the credit facilities were as follows:

(In thousands)	September 30, 2006 U.S. dollar equivalent	September 30, 2005 U.S. dollar equivalent
Payable to Banks: banks:
Lines of credit
Australian Dollar	$—	$10
Danish Krone		135
Euro	2,373	1,175
Japanese Yen	5
South African Rand	35	314
Swedish Krona	63
Swiss Franc	42	442
Thailand Baht	16
United States Dollar	4,000	7,771

Total payable under lines of credit	6,534	9,847

Overdrafts and borrowings
United States Dollar		3,000

Total payable to banks under loans and overdrafts	$6,534	$12,847

(17)	Capital and Cash Reserve Requirements

INTL Trading is a member of the NASD and is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital in an amount equal to the greater of $100,000, 6-2/3% of aggregate indebtedness, or $2,500 for each security in which a market is made with a bid price over $5 and $1,000 for each security in which a market is made with a bid price of $5 or less with a ceiling of $1,000,000, and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. Equity capital may not be withdrawn if the resulting net capital ratio would exceed 10 to 1. At September 30, 2006, INTL Trading’s net capital was approximately $5,998,000, which was approximately $4,998,000 in excess of its minimum requirement of $1,000,000. Its ratio of aggregate indebtedness to net capital was .31 to 1.

INTL Trading is exempt from SEC Rule 15c3-3 pursuant to the exemptive provision under subparagraph (k)(2)(ii) and, therefore, is not required to maintain a “Special Reserve Bank Account for the Exclusive Benefit of Customers”.

(18)	Commitments and Contingent Liabilities

The Company is obligated under various noncancelable operating leases for the rental of office facilities, service obligations and certain office equipment, and accounts for these lease obligations on a straight line basis. The expense associated with operating leases amounted to $1,130,000 and $891,000 for the years

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

ended September 30, 2006 and 2005, respectively. The expenses associated with the operating leases and service obligations are reported in the statements of operations in occupancy and equipment rental, clearing and related and other expenses.

Future aggregate minimum lease payments under noncancelable operating leases as of September 30, 2006 are approximately as follows:

Year ending September 30, (In thousands)
2007	$1,337
2008	983
2009	500
2010	190
2011	187
Thereafter	221

$3,418

In August 2005, the Company executed a clearing agreement with Broadcort. In December 2005, the Company began clearing its securities under this agreement. The agreement includes a $100,000 deposit and an initial term of three years. Thereafter there will be automatic one year renewal terms, unless the Company or Broadcort gives 90 days’ notice of its intention not to renew either at the end of the initial term or any succeeding one year renewal period. In the event the Company does not use this 90 day notice provision and terminates the agreement effective before the conclusion of the initial three year term or any automatic extension period, the Company will immediately owe the greater of 1) the sum of all continuing minimum payments ($25,000 per month) through the end of the initial term or extension period or 2) the total value of the clearing deposit at the time of termination.

The Company has entered into individual employment agreements with its Chief Executive Officer and President which currently expire on October 21, 2007. In the event of termination of the agreements by the Company other than for cause, or resignation by the executive as a result of a breach by the Company, each agreement provides for payments to the relevant officer in an amount equal to 100% of his total compensation for the longer of the remaining term of the agreement or six months.

The Company has entered into individual employment agreements with its Group Controller and Chief Financial Officer that each have an indefinite term. In the event of termination of either agreement by the Company other than for cause, or resignation by the officer as a result of a breach by the Company, each agreement provides for payments equal to 100% of total compensation for 120 days following date of termination.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

(19)	Income Taxes

Income tax expense (benefit) for the years ended September 30, 2006 and 2005 consisted of:

(In thousands)	Current	Deferred	Total
2006:
United States	$(1,060)	$1,191	$131
United Kingdom	1,543		1,543
State and local	(370)	426	56

	$113	$1,617	$1,730

2005:
United States	$282	$207	$489
United Kingdom	806		806
State and local	115	74	189

	$1,203	$281	$1,484

A reconciliation of the expected U.S. Federal tax expense, computed at the rate of 34% of income before taxes, to the actual tax expense for the years ended September 30, 2006 and 2005, is as follows:

	2006		2005
(In thousands)	Amount	% of pretax income	Amount	% of pretax income
Computed “expected” tax expense	$1,789	34.0%	$1,400	34.0%
Increase (decrease) in income tax expense resulting from:
State income taxes, net of Federal income tax benefit	30	0.6%	121	2.9%
Meals and entertainment expenses not deductible for tax purposes	35	0.7%	25	0.6%
Memberships	—		2	0.1%
Foreign income	(124)	(2.4)%	(65)	(1.6)%
Other, net	—	0.0%	1	0.0%

	$1,730	32.9%	$1,484	36.0%

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

Deferred income taxes as of September 30, 2006 and 2005 reflect the impact of “temporary differences” between amounts of assets and liabilities for financial statement purposes and such amounts as measured by tax laws. The temporary differences give rise to deferred tax assets and liabilities, which are summarized below as of September 30, 2006 and 2005:

(In thousands)	2005	2005
Gross deferred tax liabilities:
Accumulated depreciation and amortization	$(2)	$(46)
Joint venture investment tax basis timing differences	(303)
Unrealized gain on OTC derivatives	(2,256)
Deferred expenses related to total return swap	(10)	(20)

Total gross deferred tax liabilities	(2,571)	(66)

Gross deferred tax assets:
Securities valuation allowance	19	23
Nonqualified stock option expense	12
Deferred revenue for total return swap	35	69
Expense of warrant value	15	15
Rent amortization	36	28
Federal and State net operating loss carryforwards 918	13
Contributions carryover	1

Total gross deferred tax asset	1,036	148

Valuation allowance

Total net deferred tax assets	1,036	148

Net deferred tax (liability)/asset	$(1,535)	$82

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of September 30, 2006, based upon the projections for future taxable income, management believes it is more likely than not that the Company will realize the benefits of these deductible differences and net operating loss carryforward, net of the recorded valuation allowance.

The total amount of undistributed earnings of INTL Global Currencies, the Company’s foreign subsidiary, for income tax purposes, was approximately $5,376,000 at September 30, 2006. It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiary in the foreign jurisdiction, resulting in the indefinite postponement of the remittance of those earnings. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of the foreign subsidiary were paid as dividends to the Company. For the same reason, it is not practicable to calculate the unrecognized deferred tax liability on those earnings.

At September 30, 2006, the Company had a net operating loss carryforward for Federal income tax purposes of $2,136,000.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

(20)	Employee Benefit Plan

Effective January 1, 2003, the Company implemented a Savings Incentive Match Plan for Employees IRA (‘SIMPLE IRA’). All employees are eligible to participate in the SIMPLE IRA upon the later of (a) the plan’s effective date (January 1, 2003) or (b) the employee’s date of hire. Eligible employees may elect to contribute up to a maximum of $10,000 ($12,500 if over age 50) for 2006. The Company is required to provide an employer match of the employee’s elective deferral on a dollar-for-dollar basis not to exceed the lesser of 3% of the employee’s compensation or $10,000 for 2006 ($12,500 if over age 50). Each employee is 100% vested in both the employee and employer contributions at all times. For the years ended September 30, 2006 and 2005, the employer match was $171,000 and $180,000, respectively.

Effective February 1, 2005, the Company offered its U.S.-based employees the opportunity to participate in a Flexible Spending Account (an ‘FSA’). An FSA is a pre-tax benefit allowable under IRS Code section 125. It allows eligible employees to set aside a specific pretax dollar amount for unreimbursed medical, dental, and dependent care expenses. While the Company makes no contributions into these accounts, it does bear the cost of administration.

(21)	Stock Options and Warrants

The International Assets Holding Corporation 2003 Stock Option Plan (‘the 2003 Plan’) was adopted by the Board of Directors of the Company on December 19, 2002 and approved by the Company’s stockholders on February 28, 2003. The 2003 Plan expires on December 19, 2012. The International Assets Holding Corporation Stock Option Plan (‘the 1993 Plan’) was adopted by the Board of Directors of the Company and approved by the Company’s stockholders on January 23, 1993 and expired on January 23, 2003. However, there are still outstanding options that were granted under the 1993 Plan. The 2003 Plan permits the granting of stock options to employees, directors and consultants of the Company. Stock options granted under either Plan may be ‘incentive stock options’ meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options, which do not meet the requirements of Section 422. As of September 30, 2006, a total of 1,500,000 shares of the Company’s common stock had been authorized for issuance pursuant to options granted under the 2003 Plan. The Company was authorized to issue up to 1,339,300 shares of the Company’s common stock at the time that the 1993 Plan expired on January 23, 2003. At September 30, 2006 the total number of options outstanding was 985,930. The total options outstanding include 407,180 options outstanding under the 1993 Plan and 578,750 options outstanding under the 2003 Plan.

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

At September 30, 2006, there were 575,568 additional shares available for grant under the 2003 Plan.

Using the Black-Scholes option-pricing model, the per share weighted average fair values of stock options granted during 2006 and 2005, where the exercise price equals the market price of the stock on the grant date, were $4.13 and $4.13, respectively. The per share weighted average fair value of stock options granted during 2006 and 2005, where the exercise price was greater than the market price on the grant date, was $5.04 and $4.37, respectively.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

The following weighted average assumptions were used:

	2006	2005
Exercise price equal to the market price on grant date:
Expected risk-free interest rate	4.35%	3.29%
Expected life	2.0 Years	3.26 Years
Expected volatility	83.9%	87.7%

Exercise price greater than the market price on grant date:
Expected risk free interest rate	4.37%	3.27%
Expected life	3.5 Years	3.5 Years
Expected volatility	84.4%	88.4%

Stock option activity during the fiscal years ended September 30, 2006 and 2005 was as follows:

	Number of shares	Weighted average exercise price
Outstanding at September 30, 2004	1,282,006	$2.37

Granted	149,550	7.64
Exercised	(361,852)	2.02
Forfeited	(61,188)	3.51

Outstanding at September 30, 2005	1,008,516	$3.21

Granted	198,800	10.36
Exercised	(213,786)	3.84
Forfeited	—	—
Expired	(7,600)	9.43

Outstanding at September 30, 2006	985,930	$4.47

At September 30, 2006 the range of exercise prices was between $0.90 and $23.58 and the weighted average remaining contractual life of outstanding options was 4.9 years.

At September 30, 2006 and 2005, the numbers of options exercisable were 738,126 and 620,232, respectively, and the weighted average exercise prices of those options were $2.88 and $2.42, respectively.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

As of September 30, 2006, options outstanding, including their grant date, exercise price and expiration date, were as follows:

Options outstanding	Grant date	Exercise price	Expiration date	Exercisable
11,990	July 20, 1998	$2.40	July 20, 2008	A
11,990	January 6, 1999	$1.25	January 6, 2009	A
5,450	December 9, 1999	$7.17	December 9, 2009	B
3,750	March 10, 2000	$11.63	March 10, 2010	A
40,000	March 9, 2001	$3.13	March 9, 2011	D
15,000	October 5, 2001	$0.90	October 5, 2011	C
13,000	April 11, 2002	$1.40	April 11, 2012	D
285,000	December 6, 2002	$2.50	December 6, 2012	C
21,000	December 6, 2002	$1.30	December 6, 2012	D
265,000	March 7, 2003	$2.50	March 7, 2013	C
31,200	November 14, 2003	$4.75	November 14, 2007	D
10,000	May 11, 2004	$6.51	May 11, 2008	D
42,550	November 18, 2004	$7.45	November 18, 2008	E
43,800	November 18, 2004	$8.57	November 18, 2008	F
6,200	November 18, 2004	$8.57	November 18, 2008	G
20,000	December 1, 2004	$7.35	December 1, 2008	E
20,000	June 8, 2005	$6.23	June 8, 2009	E
58,000	December 2, 2005	$8.80	December 2, 2009	E
65,000	December 2, 2005	$10.12	December 2, 2009	E
7,000	May 8, 2006	$11.81	May 8, 2010	E
10,000	September 1, 2006	$23.58	September 1, 2010	E

985,930

(A)	Exercisable at 20% per year beginning one year from the date of grant.
(B)	Exercisable at 20% per year beginning three years from the date of grant.
(C)	Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three. These options are 100% exercisable upon a change in control of the Company.
(D)	Exercisable at 33.3% after year one, 33.3% after year two and 33.4% after year three.
(E)	Exercisable at 33% after year one, 33% after year two and 34% after year three.
(F)	Exercisable as to 16,500 options after November 18, 2005, 16,500 options after November 18, 2006 and 10,800 options after November 18, 2007.
(G)	Exercisable as to 6,200 options after November 18, 2007.

As of September 30, 2006 and 2005, options covering 738,126 and 620,232 shares respectively, were exercisable. During the year ended September 30, 2006 and 2005, options covering 213,786 and 361,852 shares were exercised with a weighted average exercise price of $3.84 and $2.02, respectively.

The Company did not recognize any compensation expense in connection with the grant of stock options covering 198,800 shares during the year ended September 30, 2006 (this number includes stock options that were exercised during the year and that remain outstanding at the end of the year), because the exercise price on the date of grant for each option was equal to or greater than the fair market value of the

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

common stock on the date of grant. During the year ended September 30, 2006, the Company recognized an additional $29,000 of non-cash expense related to the grant of 20,000 nonqualified stock options made on December 2, 2005 to two consultants of the Company in accordance with EITF Issue No. 96-18 and EITF Issue No. 00-18. The total expense of $29,000 was determined by utilizing an amortization period equal to the vesting period for the options and calculating the options’ value based on the Black-Scholes option pricing model.

Warrants

In 2004, the Company issued warrants covering 200,000 shares of common stock to the placement agent for the Company’s offering of $12,000,000 in convertible subordinated notes. The warrants were exercisable by the holder at any time prior to June 30, 2007. The Company, at its option, had the right to require the warrant-holder to exercise all or any of the warrants in the event that all of the following conditions had been fulfilled: (i) the closing price of the Company’s common stock had exceeded $9.00 per share for a period of twenty (20) consecutive trading days; (ii) the Company had filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares of common stock issuable upon the exercise of the warrants; and (iii) such registration statement had been declared effective by the Securities and Exchange Commission. The warrants were exercisable at an exercise price equal to $6.00, subject to customary adjustment provisions. The conversion rights of the warrants were approved by the shareholders on March 26, 2004.

In the event, the warrants were exercised at the request of the Company in May 2006 at a price of $6.00. As of September 30, 2006, there were no warrants outstanding.

(22)	Preferred Stock

The Company is authorized to issue 5,000,000 shares of its preferred stock at a par value of $.01 per share. As of September 30, 2006 and 2005, no preferred shares were outstanding and the Board of Directors had not yet determined the specific rights and privileges of these shares.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

(23)	Quarterly Financial Information (Unaudited)

The Company has set forth below certain unaudited financial data for the eight quarters in the fiscal years ended September 30, 2005 and 2006:

(In thousands, except per share amounts)	Quarter Ended Dec. 31, 2004	Quarter Ended Mar. 31, 2005	Quarter Ended Jun. 30, 2005	Quarter Ended Sep. 30, 2005
Operating revenues	6,086	6,157	6,282	7,615
Interest expense	177	296	314	548
Net revenues	5,909	5,861	5,968	7,067
Total non-interest expenses	4,915	5,279	5,070	5,421
Income (loss) before income taxes and minority interest	994	582	898	1,646
Income tax expense	375	197	298	614
Income before minority interest	619	385	600	1,032
Net income	612	379	576	1,047
Net income per share - basic	0.09	0.05	0.08	0.14
Net income per share - diluted	0.08	0.05	0.07	0.13

(In thousands, except per share amounts)	Quarter Ended Dec. 31, 2005	Quarter Ended Mar. 31, 2006	Quarter Ended Jun. 30, 2006	Quarter Ended Sep. 30, 2006
Operating revenues	8,331	9,021	14,111	4,414
Interest expense	529	477	621	468
Net revenues	7,802	8,544	13,490	3,946
Total non-interest expenses	6,120	6,858	8,247	7,296
Income (loss) before income taxes and minority interest	1,682	1,686	5,243	(3,350)
Income tax expense	637	596	1,956	(1,459)
Income before minority interest	1,045	1,090	3,287	(1,891)
Net income (loss)	1,045	1,090	3,287	(1,962)
Net income (loss) per share - basic	0.14	0.14	0.43	(0.25)
Net income (loss) per share - diluted	0.13	0.13	0.39	(0.25)

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

(24)	Segment Analysis

International Assets Holding Corporation and its subsidiaries form a financial services group focused on select international securities, foreign currency and commodities markets. The Company’s activities are currently divided into five functional areas: international equities market-making, international debt capital markets, foreign exchange trading, commodities trading and asset management. The Company’s asset management activities will not be separately reported until certain asset and revenue levels are achieved.

The majority of the trading and market-making activities are undertaken as principal in order to provide institutional customers with efficient execution and liquidity in these markets. Periodically the Company takes proprietary positions in these markets.

International Equities Market-Making

Through INTL Trading, the Company acts as a wholesale market maker in select foreign securities including unlisted ADRs and foreign ordinary shares. INTL Trading provides execution and liquidity to national broker-dealers, regional broker-dealers and institutional investors.

International Debt Capital Markets

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

Foreign Exchange Trading

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

In accordance with the guidelines provided in EITF Issue No. 99-19, the Company has determined that revenues from the Company’s base metals trading business should be reported on a gross basis because these commodities are physically delivered and not readily convertible to cash. All the Company’s other businesses, including the precious metals trading business, also falling within the ‘Commodities Trading’ segment, report their revenues on a net basis. Inventory for the base metals business is valued at the lower of cost or market value. The Company generally mitigates the price risk associated with base metals held in inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under GAAP. In such situations, unrealized gains in inventory are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP. As a result, the Company’s reported commodities trading earnings are subject to volatility.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

Other:

All other transactions that do not relate to the operating segments above are classified as ‘Other’. Certain cash accounts and balances were maintained to support the administration of all of the operating segments. These multi-segment assets were allocated to ‘Other’. Revenue reported for ‘Other’ includes interest income but not interest expense; the gain or loss on the Company’s asset management joint venture, which is accounted for by the equity method; and asset management fees in INTL Consilium, which has been accounted for as a variable interest entity and consolidated effective August 1, 2006.

The total revenues as reported for the year ended September 30, 2006, are not comparable with the total revenues reported for 2005 because they combine gross revenues for the physical base metals business and net revenues for all other businesses. In order to achieve comparability, and to reflect the way that the Company’s management views the results, the tables below also reflect the segmental contribution to ‘Operating revenues’, which is shown on the face of the Consolidated Statements of Operations and which is calculated by deducting physical commodities cost of sales from total revenues.

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

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

Information concerning operations in these segments of business is approximately shown in accordance with SFAS No. 131 as follows:

	2006	2005
	(In thousands)
Revenues:
International equities market-making	$17,994	$12,052
International debt capital markets	2,363	2,414
Foreign exchange trading	12,874	9,213
Commodities trading	67,821	1,313
Other	1,709	1,148

Total	$102,761	$26,140

Operating revenues:
International equities market-making	$17,994	$12,052
International debt capital markets	2,363	2,414
Foreign exchange trading	12,874	9,213
Commodities trading	938	1,313
Other	1,708	1,148

Total	$35,877	$26,140

Net contribution:
(Revenues less costs of sales, clearing and related expenses and variable trader bonus compensation):
International equities market-making	$9,353	$5,450
International debt capital markets	1,995	1,654
Foreign exchange trading	9,879	7,082
Commodities trading	(547)	953
Other	781	—

Total	$21,461	$15,139

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

	2006	2005
	(In thousands)
Total assets:
International equities market-making	$61,558	$40,116
International debt capital markets	46,100	41,905
Foreign exchange trading	29,219	22,170
Commodities trading	41,792	34,881
Other	21,244	7,947

Total	$199,913	$147,019

Reconciliation of net contribution to income before income taxes and minority interest:
Net contribution allocated to segments	$21,461	$15,139
Fixed costs not allocated to operating segments	16,200	11,019

Income before income tax expense and minority interest	$5,261	$4,120

(25)	Subsequent Events

$2 million of the Company’s senior subordinated convertible notes (‘the Notes’), plus accrued interest to the date of conversion, were converted in December 2006 into an aggregate of 79,562 shares of the Company’s common stock. For further information on the Notes, see note 2 to the Consolidated Financial Statements.

Exhibit Index

Exhibit No.	Description
21	List of the Company’s subsidiaries.

23.1	Consent of Rothstein, Kass & Company, P.C. to the incorporation by reference on Form S-8.

23.2	Consent of Rothstein, Kass & Company, P.C. to the incorporation by reference on Form S-3.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.