Form 10-Q
period 2006-12-31
INTERNATIONAL ASSETS HOLDING CORP
filed 2007-02-14
CIK 913760

United States Securities and Exchange Commission

Washington D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

Commission File Number: 000-23554

INTERNATIONAL ASSETS HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-2921318
(State of incorporation)	(IRS Employer Identification No.)

220 East Central Parkway, Suite 2060

Altamonte Springs, FL 32701

(Address of principal executive offices)

(407) 741-5300

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The issuer had 7,962,983 outstanding shares of common stock as of February 9, 2007.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	December 31, 2006	September 30, 2006
Assets
Cash	$13,405	$26,470
Cash and cash equivalents deposited with brokers, dealers and clearing organization	10,959	11,559
Receivable from brokers, dealers and clearing organization	13,964	8,124
Receivable from customers	35,555	26,884
Financial instruments owned, at fair value	76,904	84,620
Physical commodities inventory, at cost	23,422	15,306
Trust certificates, at fair value	12,764	12,764
Prepaid income taxes	4,030	3,252
Investment in INTL Consilium managed funds, at fair value	4,952	1,246
Fixed assets and leasehold improvements at cost, net of accumulated depreciation and amortization	685	711
Intangible assets, net of accumulated amortization	248	279
Goodwill	6,338	6,328
Debt issuance costs, net	1,405	1,599
Other assets	1,192	771

Total assets	$205,823	$199,913

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$1,665	$1,464
Financial instruments sold, not yet purchased, at fair value	84,586	110,147
Payable to lenders under loans and overdrafts	38,588	6,534
Payable to brokers, dealers and clearing organization	13,347	9,919
Payable to customers	1,860	2,812
Accrued compensation and benefits	3,146	4,203
Income taxes payable	600	842
Deferred income taxes, net	153	1,535
Deferred acquisition consideration payable	400	791
Other liabilities	364	433

	144,709	138,680
Convertible subordinated notes payable, due September 20, 2011, net of $129 debt discount	24,871	26,859

Total liabilities	169,580	165,539

Minority owners interest in consolidated entity	758	431

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 12,000,000 shares; issued and outstanding 7,956,683 shares at December 31, 2006 and 7,839,721 shares at September 30, 2006	80	78
Additional paid-in capital	33,494	30,457
Retained earnings	1,911	3,408

Total stockholders’ equity	35,485	33,943

Total liabilities and stockholders’ equity	$205,823	$199,913

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three months ended December 31, 2006 and 2005

(In thousands, except per share amounts)

	2006	2005
Revenues:
Sales of physical commodities	$32,061	$11,813
Net dealer inventory and investment gains	6,072	6,942
Asset management fees	1,183
Equity in income from asset management joint venture		87
Other	395	207

Total revenues	39,711	19,049
Cost of sales of physical commodities	30,532	10,719

Operating revenues	9,179	8,330
Interest expense	1,490	529

Net revenues	7,689	7,801

Non-interest expenses:
Compensation and benefits	6,346	3,593
Clearing and related expenses	2,105	1,746
Occupancy and equipment rental	203	121
Professional fees	272	140
Depreciation and amortization	113	89
Business development	284	165
Insurance	66	44
Other	357	221

Total non-interest expenses	9,746	6,119

Income (loss) before income tax and minority interest	(2,057)	1,682
Income tax expense (benefit)	(752)	636

Income (loss) before minority interest	(1,305)	1,046
Minority interest in income of consolidated entity	192

Net income (loss)	$(1,497)	$1,046

Earnings (loss) per share:
Basic	$(0.19)	$0.14

Diluted	$(0.19)	$0.13

Weighted average number of common shares outstanding:
Basic	7,877	7,439

Diluted	7,877	8,127

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the three months ended December 31, 2006 and 2005

(In thousands)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,497)	$1,046
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	113	89
Income tax benefit on stock awards exercised		361
Deferred income taxes	(1,382)	(9)
Amortization of debt issuance costs and debt discount	94
Convertible debt interest settled in company stock upon partial conversion	29
Equity in income from asset management joint venture		(87)
Minority interest	242
Amortization of stock option expense	151	3
Unrealized investment gain from INTL Consilium managed funds	(206)	(50)
Changes in operating assets and liabilities:
Receivable from brokers, dealers and clearing organization	(5,840)	(5,243)
Receivable from customers	(8,449)	238
Financial instruments owned, at fair value	7,716	21,143
Physical commodities inventory, at cost	(8,116)	(1,036)
Prepaid income taxes	(693)
Other assets	(421)	(307)
Accounts payable and accrued expenses	201	(34)
Financial instruments sold, not yet purchased, at fair value	(25,783)	(20,740)
Payable to brokers, dealers and clearing organization	3,428	1,783
Payable to customers	(952)	988
Accrued compensation and benefits	(1,057)	(260)
Income taxes payable	(242)	123
Other liabilities	(69)	(65)

Net cash used in operating activities	(42,733)	(2,057)

Cash flows from investing activities:
Payments related to acquisition of INTL Global Currencies	(400)	(400)
Investment in INTL Consilium managed funds	(3,500)
Purchase of fixed assets, leasehold improvements and intangible assets	(57)	(91)

Net cash used in investing activities	(3,957)	(491)

Cash flows from financing activities:
Payable to lenders under loans and overdrafts	32,054	5,772
Exercise of stock options	187	190
Income tax benefit on stock awards exercised	784

Net cash provided by financing activities	33,025	5,962

Net increase (decrease) in cash and cash equivalents	(13,665)	3,414
Cash and cash equivalents at beginning of period	38,029	20,242

Cash and cash equivalents at end of period	$24,364	$23,656

Supplemental disclosure of cash flow information:
Cash paid for interest	$890	$515

Income taxes paid	$731	$150

Supplemental disclosure of noncash investing activities:
Additional goodwill in connection with acquisition of INTL Global Currencies	$10	$—

Supplemental disclosure of noncash financing activities:
Conversion of subordinated notes to common stock, net of debt issuance costs of $112	$1,888	$—

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2006

(Unaudited)

(1)	Basis of Presentation and Description of Business

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions and requirements of Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, such financial statements reflect all adjustments (consisting of normal recurring items) necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended September 30, 2006, contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006 filed with the Securities and Exchange Commission.

Current Subsidiaries and Operations

As used in this Form 10-Q, the term “Company” refers, unless the context requires otherwise, to International Assets Holding Corporation and its subsidiaries on a consolidated basis. The consolidated financial statements include the accounts of International Assets Holding Corporation, its subsidiaries and a variable interest entity of which it is the primary beneficiary. The Company’s subsidiaries are INTL Trading, Inc. (‘INTL Trading’), INTL Assets, Inc. (‘INTL Assets’), INTL Holding (U.K.) Limited (‘INTL Holding (U.K.)’), INTL Global Currencies Limited (‘INTL Global Currencies’), INTL Commodities, Inc. (‘INTL Commodities’), INTL Commodities Mexico S de RL de CV (‘INTL Mexico’), INTL Capital Limited (‘INTL Capital’), and IAHC (Bermuda) Ltd. The accounts of INTL Consilium, LLC (‘INTL Consilium’), which has been treated as a variable interest entity and in which International Assets Holding Corporation has been the primary beneficiary since August 1, 2006, are also included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company operates as a wholesale international financial firm in five business segments – international equities market making, international debt capital markets, foreign exchange trading, commodities trading and asset management. The majority of the trading and market-making activities are undertaken as principal in order to provide institutional customers with efficient execution and liquidity in these markets. To a lesser extent the Company also takes proprietary positions in these markets. The Company:

•	is a leading U.S. market-maker in select foreign securities, including unlisted American Depository Receipts (“ADRs”), foreign common shares and OTC domestic bulletin board stocks;

•	trades actively in a wide variety of international debt instruments and arranges international debt transactions;

•	trades select illiquid currencies of developing countries;

•	provides a full range of trading and hedging capabilities in select precious metals and base metals to producers, refiners, recyclers and consumers, including trading of physical metals; and

•	provides investment advisory services.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

(2)	Stock-Based Employee Compensation

On October 1, 2006 the Company adopted Statement of Financial Standards (‘SFAS’) No. 123(R), Share-Based Payment, using the “modified prospective method”. Under SFAS No. 123(R), the grant-date fair values of stock-based awards that require future service are amortized over the relevant services period. Prior to the adoption of SFAS No. 123(R), the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘APB 25’), and related interpretations in accounting for its stock option plans. Since options that were granted prior to the adoption of SFAS No. 123(R) were granted at, or higher than, the then market value, no compensation expense had been recognized for the fair values of such grants under APB 25.

Prior to adoption of SFAS No. 123(R), the Company determined fair value on the grant date using the Black-Scholes option-pricing model and the Company continues to use this model after adoption.

For option awards granted subsequent to the adoption of SFAS No. 123(R), compensation cost will be recognized on a straight-line basis over the requisite service period for the entire award. This is consistent with the method used prior to the adoption of SFAS No. 123(R) in the calculation of pro-forma compensation expense. The expense of unvested option awards granted prior to the adoption of SFAS No. 123(R) will continue to be recognized on a straight-line basis, over the balance of the vesting period.

SFAS No. 123(R) requires expected forfeitures to be considered in determining stock-based compensation expense. Prior to the adoption of SFAS No. 123(R), forfeiture benefits were recorded as a reduction to the pro-forma compensation expense only when actual forfeitures occurred.

The effect of adopting SFAS No. 123(R) was an expense of $151,000 for the quarter ended December 31, 2006. This expense is included in ‘Compensation and Benefits’ in the Condensed Consolidated Statements of Operations.

Prior to adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from stock-based compensation as cash flows from operating activities in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires cash flows resulting from tax deductions in excess of grant-date fair values of stock-based awards to be included in cash flows from financing activities. The income tax benefit on stock awards exercised of $784,000 related to stock-based compensation included in cash flows from financing activities for the three months ended December 31, 2006 would previously have been included in cash flows from operating activities.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

If the Company had determined compensation expense for the Company’s options based on the grant-date fair values in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, in the quarter ended December 31, 2005, the Company’s net income and earnings per share amounts for that period would have been as follows:

In thousands, except earnings per share		Three months ended
		December 31, 2005
Net income	As reported	$1,046
Compensation expense determined under fair value based method, net of tax	Pro forma	$(156)

Net income	Pro forma	$890

Basic earnings per share	As reported	$0.14
	Pro forma	$0.12
Diluted earnings per share	As reported	$0.13
	Pro forma	$0.11

For further information on the Company’s stock options, see note 17 below.

(3)	Effects of Recent Accounting Pronouncements and Interpretations

There have been no accounting pronouncements or interpretations since the date of preparation of the Company’s consolidated financial statements for the fiscal year ended September 30, 2006 that have had a material effect on the Company.

(4)	Basic and Diluted Earnings (Loss) per Share

Basic earnings per share have been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Options to purchase 126,750 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended December 31, 2005 because the exercise prices of these options exceeded the average market price of the common stock for the period (i.e. they were anti-dilutive). No options to purchase shares of common stock or convertible subordinated notes payable which are convertible into common shares were considered in the calculation of diluted loss per share for the three months ended December 31, 2006 because of the anti-dilutive impact of the potential common shares, due to the net loss in 2006.

For the three months ended December 31,	2006	2005
	(In thousands, except per share amounts)
Diluted earnings (loss) per share
Numerator:
Net income (loss)	$(1,497)	$1,046
Denominator:
Weighted average number of:
Common shares outstanding	7,877	7,439
Dilutive potential common shares outstanding	0	688

	7,877	8,127

Diluted earnings (loss) per share	$(0.19)	$0.13
Basic earnings (loss) per share	$(0.19)	$0.14

(5)	Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

(6)	Convertible Subordinated Notes and Related Debt Issuance Costs

On September 20, 2006, the Company issued $27.0 million in aggregate principal amount of the Company’s senior subordinated convertible notes due 2011 (‘the Notes’). The Notes are general unsecured obligations of the Company. The Notes bear interest at the rate of 7.625% per annum, payable quarterly in arrears commencing on October 1, 2006.

The Notes are convertible by the holders at any time following their issuance into shares of common stock of the Company, at an initial conversion price of $25.50 per share. The maturity date of the Notes is the fifth anniversary of their issuance. During December 2006, Notes with a principal balance of $2 million were converted into 78,432 common shares at the election of a Note-holder. In addition, accrued interest payable under the converted notes of approximately $29,000 was paid via the issuance of 1,130 common shares.

Debt issuance costs of $1,606,000 were incurred in connection with the issuance of the Notes. The total debt issuance costs are amortized over the life of the Notes (through September 20, 2011) and charged to interest expense. Total interest amortization expense for the debt issuance costs for the three months ended December 31, 2006 is $80,000. In connection with the December 2006 conversion of $2 million in principal of the Notes to 78,432 common shares, a proportion of debt issuance costs of $112,000 was charged to additional paid in capital as part of the capitalization of the newly issued common shares.

The Company has further analyzed the Notes in accordance with Emerging Issues Task Force (‘EITF’) Issue No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’. EITF 05-4 addresses instances in which financial instruments, such as convertible notes, are issued with a related registration rights agreement that contains a liquidated damages clause. Accordingly, the Company recorded a liability of $141,000 and a corresponding discount to the value of the Notes, of which $11,000 was amortized and charged to interest expense for the quarter ended December 31, 2006.

(7)	Investment in INTL Consilium

The Company accounted for its investment in INTL Consilium under the equity method prior to August 1, 2006. For the quarter ended December 31, 2005 the Company has recorded income of $87,000 for its 50.1% share of INTL Consilium’s income for the period. Below are the unaudited condensed statement of operations and balance sheet of INTL Consilium for the three months ended December 31, 2005.

Condensed Statement of Operations

(In thousands)

For the three months ended December 31,	2005
Total revenues	$486
Expenses	312

Net income	$174

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

INTL Consilium, LLC

Condensed Balance Sheet

(In thousands)

December 31, 2005
Assets
Cash	$230
Management and investment advisory fees receivable	731
Investment in INTL Consilium managed funds	303
Property and equipment, net	34
Other assets	63

Total assets	$1,361

Liabilities and Members' Equity
Liabilities:
Accounts payable	$79
Accrued compensation and benefits	156

Total liabilities	235

Members' equity	1,126

Total liabilities and members' equity	$1,361

(8)	Investment in INTL Consilium managed funds

As of December 31, 2006, the Company has investments valued at $4,952,000 in two hedge funds managed by INTL Consilium. The Company owns a 50.1% interest in INTL Consilium.

(9)	Goodwill

The Company acquired the foreign exchange business of INTL Global Currencies in 2004. The purchase price paid by the Company for the acquisition exceeded the net asset value received by $2,488,000. Of this amount, $350,000 was allocated to intangible assets and the balance of $2,138,000 was treated as goodwill. The Company has accrued additional goodwill of $4,200,000 under the earn-out provisions of the purchase agreement. As of December 31, 2006, the Company has paid $3,800,000 of the additional goodwill. The balance of the additional goodwill accrual of $400,000 is reported as deferred acquisition consideration payable in the Company’s condensed consolidated balance sheets.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

The goodwill related to the INTL Global Currencies acquisition is as follows:

(in thousands)
Cash premium paid to sellers	$1,000
Cash paid for net assets received	3,577
Negotiation differences for fixed assets and stamp duty	(50)
Legal and accounting fees	66
Value of 150,000 common shares at $9.81 per share	1,472

Total payments of cash and shares	6,065
Less: Fair value of net assets received	3,577
Less: Intangible assets identified by independent valuation	350

Initial goodwill	2,138
Additional goodwill under earnout based on foreign exchange revenues	4,200

Total goodwill	$6,338

The additional goodwill was calculated for each period as each earn-out payment was earned and an adjustment was recorded to goodwill. The first seven earn-out installments totaling $3,800,000 have been paid. The last earn-out installment of $400,000 is due on or by March 1, 2007. The Company was not required to make an additional payment equal to 10% of any revenues exceeding $5,000,000 for the six month period ending December 31, 2006 because foreign exchange revenues under the terms of the acquisition agreement did not exceed this threshold.

(10)	Related Party Transactions

One of the Company’s principal shareholders has made an investment, valued at approximately $77,000,000 as of December 31, 2006, in a hedge fund managed by INTL Consilium. An executive of this shareholder is a director of the Company.

An executive officer of the Company has made an indirect investment, valued at approximately $231,000, in a hedge fund managed by INTL Consilium.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

(11)	Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased, at Market Value

Financial instruments owned and financial instruments sold, not yet purchased, at December 31, 2006 and September 30, 2006 consisted of trading and investment financial instruments at market values as follows:

	Owned	Sold, not yet purchased
December 31, 2006:	(In thousands)

Common stock and American Depository Receipts	$7,433	$5,280
Exchangeable foreign ordinary equities and American Depository Receipts	20,487	20,574
Corporate and municipal bonds	16,083
U.S. Government obligations	993
Foreign government obligations	584	18
Negotiable instruments (promissory notes)	18,809
U.S. Treasury Bonds under total return swap transactions		24,108
Options and futures	12,416	15,306
Commodities	80	19,300
Other investments	19

	$76,904	$84,586

	Owned	Sold, not yet purchased
September 30, 2006:	(In thousands)

Common stock and American Depository Receipts	$3,660	$5,523
Exchangeable foreign ordinary equities and American Depository Receipts	46,597	46,747
Corporate and municipal bonds	6,133
Foreign government obligations	1,368
Negotiable instruments (promissory notes)	12,445
U.S. Treasury Bonds under total return swap transactions		23,886
Options and futures	14,392	13,801
Commodities		19,414
U.S. Government obligations		776
Other investments	25

	$84,620	$110,147

(12)	Physical Commodities Inventory

Physical commodities inventory is valued at the lower of cost or market value, determined using the specific identification weighted average price method. The values of the Company’s inventory at December 31, 2006 and September 30, 2006 are shown below. Commodities in process include commodities in the process of being recycled.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

(Thousands of dollars)	December 31, 2006	September 30. 2006
Commodities in process	$4,428	$3,295
Finished commodities	18,994	12,011

Total	$23,422	$15,306

(13)	Trust Certificates and Total Return Swap

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

The initial transaction value was $29,740,000. The Company has since sold Trust Interests for $6,642,000, the price at which they were acquired, and released a proportionate share of the securities referred to in b) above from the repurchase arrangement. In October 2006 the Company obtained a valuation of the real estate assets underlying the trust certificates. This valuation resulted in a valuation adjustment of $10,334,000 with an equal and offsetting receivable from customer recorded for $10,334,000. Accordingly, the trust certificates are carried by the Company at $12,764,000 ($29,740,000 less $6,642,000 less $10,334,000).

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

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

The total fees received and to be received on the Transactions, as well as the associated variable compensation payable, are spread on a straight-line basis over the terms of the Transactions. Non-refundable fees received but not yet recognized as revenue, amounting to $65,000, appear as a liability on the Condensed Consolidated Balance Sheets as at December 31, 2006 under ‘Other liabilities’. Non-recoverable costs incurred in connection with the Transactions but not yet recognized as expenses, amounting to $20,000, appear as an asset under ‘Other assets’ at the same date.

(14)	Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and from its market making and proprietary trading in the foreign exchange and commodities trading business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements at December 31, 2006 at fair values of the related financial instruments (totaling $84,586,000). The Company will incur losses if the market value of the financial instruments increases subsequent to December 31, 2006. The total of $84,586,000 includes $15,306,000 for options and futures contracts, which represent a liability to the Company based on their fair values as of December 31, 2006.

Listed below is the fair value of trading-related derivatives as of December 31, 2006 and September 30, 2006. Assets represent net unrealized gains and liabilities represent net unrealized losses.

(In thousands)	December 31, 2006 Assets	December 31, 2006 Liabilities	September 30, 2006 Assets	September 30, 2006 Liabilities
Interest Rate Derivatives	$—	$7	$—	$15
Foreign Exchange Derivates		15	23
Commodity Price Derivatives	12,416	15,284	14,369	13,786

Total	$12,416	$15,306	$14,392	$13,801

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

The derivatives as at December 31, 2006 mature over fiscal years 2007 and 2008 as follows:

(In thousands)	Total	Maturing in Fiscal 2007	Maturing in Fiscal 2008
Assets at December 31, 2006

Commodity Price Derivatives	$12,416	$11,231	$1,185

Base metals	7,197	6,111	1,086
Precious metals	5,219	5,120	99
Liabilities at December 31, 2006
Interest Rate Derivatives	$7	$—	$7
Foreign Exchange Derivatives	15	15
Commodity Price Derivatives	15,284	11,345	3,939

Total Liabilities	$15,306	$11,360	$3,946

Commodity Price Derivatives
Base metals	11,957	8,128	3,829
Precious metals	3,327	3,217	110

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

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

(15)	Payable to Lenders under Loans and Overdrafts

At December 31, 2006, the Company had six lines of credit with five commercial banks totaling $83,000,000. Five of the credit facilities are secured by certain of the Company’s assets. Total interest expense related to the Company’s credit facilities was approximately $687,000 for the three months ended December 31, 2006. The interest rate terms for the facilities range from 2.25% to 2.75% over the London Interbank Offered Rates (‘LIBOR’) (approximately 5.35% at December 31, 2006).

At December 31, 2006 the Company had the following credit facilities:

(In thousands)
Maximum Amount	Borrowing at December 31, 2006	Letters of Credit Issued under facility		Security	Maturity
$20,000	$12,589	$		Certain foreign exchange assets	March 31, 2007
18,000				Unsecured	March 31, 2008
10,000	10,000			Certain commodities assets	On demand
15,000	11,999		3,000	Certain commodities assets	On demand
10,000	4,000			Certain trade finance assets	On demand
10,000			5,251	Certain commodities assets	March 27, 2007

$83,000	$38,588		$8,251

At December 31, 2006 and September 30, 2006, the U.S. dollar equivalents of the components of the net borrowings under the credit facilities were as follows:

(In thousands)	December 31, 2006 U.S. dollar equivalent	September 30, 2006 U.S. dollar equivalent
Payable to banks:
Lines of credit
Danish Krone	$86	$—
Euro	4,322	2,373
Hong Kong Dollar	17
Japanese Yen	603	5
South African Rand		35
Swedish Krona		63
Swiss Franc		42
Thailand Baht	2	16
United Kingdom Pound Sterling	1,211
United States Dollar	32,347	4,000

Total payable to banks under loans and overdrafts	$38,588	$6,534

(16)	Capital and Cash Reserve Requirements

INTL Trading is a member of the NASD and is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital in an amount equal to the greater of $100,000, 6-2/3% of aggregate indebtedness, or $2,500 for each security in which a market is made with a bid price over $5 and $1,000 for each security in which a market is made with a bid price of $5 or less with a ceiling of $1,000,000, and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. Equity capital may not be withdrawn if the resulting net capital ratio would exceed 10 to 1. At December 31, 2006,

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

INTL Trading’s net capital was approximately $5,643,000 which was approximately $4,661,000 in excess of its minimum requirement of $982,000. Its ratio of aggregate indebtedness to net capital was 0.43 to 1 and the percentage of debt to debt-equity total computed in accordance with Rule 15c3-1(d) was 0%.

INTL Trading is exempt from SEC Rule 15c3-3 pursuant to the exemptive provision under subparagraph (k)(2)(ii) and, therefore, is not required to maintain a “Special Reserve Bank Account for the Exclusive Benefit of Customers”.

(17)	Stock Options

On October 1, 2006 the Company adopted SFAS No. 123(R), Share-Based Payment. For further discussion of this see Note 2, ‘Stock-Based Employee Compensation’.

The Company has two stock option plans, the 1993 Plan and the 2003 Plan (‘the Plans’). The Plans are administered by the Company’s Board of Directors or a committee of the Board. The Plans give broad powers to the Board of Directors to administer and interpret the Plans, including the authority to select the individuals to be granted options and to prescribe the particular form and conditions of each option. Awards may be granted pursuant to the 2003 Plan through December 19, 2012, unless the Board of Directors at its sole discretion elects to terminate the 2003 Plan prior to that date. The Company is not authorized to grant additional options under the 1993 Plan because it expired on January 23, 2003. At December 31, 2006, there were 513,668 additional shares available for grant under the 2003 Plan.

All options are granted at an exercise price equal to the fair market value or, in certain cases, not less than 110% of the fair market value of the Company’s common stock on the date of the grant.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option-pricing model. The weighted average assumptions used during the quarter ended December 31, 2006 were as follows:

Expected volatility	87.0%
Expected dividend yield	0.0%
Expected life	2.71 years
Risk-free interest rate	4.56%

The per share weighted average fair values of stock options granted during the quarter ended December 31, 2006 was $12.40.

The following table summarizes stock option activity during the quarter ended December 31, 2006:

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

	Number of options	Weighted average exercise price
Outstanding at September 30, 2006	985,930	$4.47
Granted	61,900	$28.43
Exercised	(37,400)	$5.00
Cancelled	—
Expired	—

Outstanding at December 31, 2006	1,010,430	$5.92

The table below provided additional information related to stock options outstanding at December 31, 2006:

	Vested at December 31, 2006	Non-vested at December 31, 2006	Outstanding at December 31, 2006
Number of options	794,440	215,990	1,010,430
Weighted average:
- Exercise price	$3.41	$15.11	$5.92
- Grant-date fair value	$1.87	$7.48
- Remaining contractual term, in years			3.87
In thousands of dollars:
- Aggregate intrinsic value	$20,097	$2,947	$23,044
- Total compensation cost not yet recognized		$1,346

(18)	Segment Analysis

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

International Debt Capital Markets

The Company actively trades a wide variety of international debt instruments including both investment grade and higher yielding emerging market bonds with particular focus on smaller emerging market sovereign, corporate and bank bonds that trade worldwide on an over-the-counter basis. The Company also

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

arranges international debt transactions for issuers located primarily in emerging markets. These transactions include bond issues, syndicated loans, asset securitizations as well as forms of other negotiable debt instruments. The revenues, expenses, assets and liabilities relating to the Trust Certificate and Total Return Swap discussed in note 13 are included in this segment.

Foreign Exchange Trading

The Company trades select illiquid currencies of developing countries. The Company’s target customers are financial institutions, multi-national corporations, governmental and charitable organizations operating in these developing countries. In addition, the Company executes trades based on the foreign currency flows inherent in the Company’s existing business activities. The Company primarily acts as a principal in buying and selling foreign currencies on a spot basis. The Company derives revenue from the difference between the purchase and sale prices.

Commodities Trading

The Company provides a full range of trading and hedging capabilities to select producers, consumers, recyclers and investors in precious metals and certain base metals. Acting as a principal, the Company commits its own capital to buy and sell the metals on a spot and forward basis.

In accordance with the guidelines provided in EITF Issue No. 99-19, the Company has determined that revenues from the Company’s base metals trading business should be reported on a gross basis because these commodities are physically delivered and not readily convertible to cash. All of the Company’s other businesses, including the precious metals trading business, which fall within the ‘Commodities Trading’ segment, report their revenues on a net basis. Inventory for the base metals business is valued at the lower of cost or market value. The Company generally mitigates the price risk associated with base metals held in inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under GAAP. In such situations, unrealized gains in inventory are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP. As a result, the Company’s reported commodities trading earnings are subject to significant volatility.

Asset Management

The asset management segment revenues include fees, commissions and other revenues received by the Company for management of third party assets and investment gains or losses on the Company’s investments in registered funds or proprietary accounts managed either by the Company’s investment managers or by independent investment managers.

Other

All other transactions that do not relate to the operating segments above are classified as ‘Other’. Certain cash accounts and balances were maintained to support the administration of all of the operating segments. These multi-segment assets were allocated to ‘Other’. Revenue reported for ‘Other’ includes interest income but not interest expense.

The total revenues reported combine gross revenues for the physical base metals business and net revenues for all other businesses. In order to reflect the way that the Company’s management views the results, the tables below also reflect the segmental contribution to ‘Operating revenues’, which is shown on the face of the Condensed Consolidated Statements of Operations and which is calculated by deducting physical commodities cost of sales from total revenues.

Segment data includes the profitability measure of net contribution by segment. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

regarding the allocation of the Company’s resources. Net contribution is calculated as revenue less direct cost of sales, clearing and clearing related charges and variable trader bonus compensation. Variable trader bonus compensation represents a fixed percentage of an amount equal to revenues produced less clearing and related charges, base salaries and an overhead allocation.

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

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

Information concerning operations in these segments of business is shown in accordance with SFAS No. 131 approximately as follows:

For the three months ended December 31,	2006	2005
	(In thousands)
Total revenues:
International equities market-making	$5,835	$3,361
International debt capital markets	870	878
Foreign exchange trading	2,596	2,364
Commodities trading	28,169	12,164
Asset management	2,039	137
Other	202	145

Total	$39,711	$19,049

Operating revenues
International equities market-making	$5,835	$3,361
International debt capital markets	870	878
Foreign exchange trading	2,596	2,364
Commodities trading	(2,363)	1,445
Asset management	2,039	137
Other	202	145

Total	$9,179	$8,330

Net contribution (loss):
(Revenues less cost of sales, clearing and related expenses and variable trader bonus compensation):
International equities market-making	$3,070	$1,607
International debt capital markets	716	686
Foreign exchange trading	1,996	1,802
Commodities trading	(3,397)	844
Asset management	1,791	137

Total	$4,176	$5,076

Reconciliation of net contribution (loss) to income (loss) before income tax and minority interest:
Net contribution allocated to segments	$4,176	$5,076
Fixed costs not allocated to operating segments	6,233	3,394

Income (loss) before income tax and minority interest	$(2,057)	$1,682

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31,	2006	2005
	(In thousands)
Total assets:
International equities market-making	$35,052	$25,177
International debt capital markets	60,856	46,984
Foreign exchange trading	37,068	23,553
Commodities trading	55,748	33,582
Asset management	15,094	4,084
Other	2,005	2,551

Total	$205,823	$135,931

19.	Subsequent events

During January 2007 the Company invested $7.5 million in the INTL Trade Finance Fund Limited, a fund managed by INTL Capital and established to invest primarily in global trade finance-related assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the Company’s control, including adverse changes in economic, political and market conditions, losses from the Company’s market-making and trading activities arising from counter-party failures and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of federal and state securities laws and the impact of changes in technology in the securities and commodities trading industries. Although the Company believes that its forward-looking statements are based upon reasonable assumptions regarding its business and future market conditions, there can be no assurances that the Company’s actual results will not differ materially from any results expressed or implied by the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any forward-looking statements are not guarantees of future performance.

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

The Company believes that it continues to make significant progress in its effort to build a diversified financial services firm focusing on niche markets. During the last four years, the Company has successfully acquired or established businesses in key product areas and geographic locations. The Company’s activities are currently divided into international equities market-making, international debt capital markets, foreign exchange trading, commodities trading and asset management. As a result of the continued growth in the Company’s various businesses, there is decreasing vulnerability to cycles in individual product areas. The Company believes that its strategy of linking expenses to revenues will also help to lessen the negative impact of adverse market conditions which occur periodically in international securities and financial markets.

Results of Operations

Set forth below is the Company’s discussion of the results of its operations for the fiscal quarters ended December 31, 2006 and 2005 (respectively ‘Q1 2007’ and ‘Q1 2006’).

The Company’s operating revenues for Q1 2007 increased 10% to $9,179,000 from $8,330,000 for Q1 2006. Operating revenues for Q1 2007 exclude non-GAAP unrealized fair market value inventory gains of $4,834,000, while Q1 2006 operating revenues exclude unrealized gains of $223,000. Total non-interest expenses for Q1 2007 were $9,746,000, 59% higher than the $6,119,000 in Q1 2006, while interest expense increased by 182%, to $1,490,000 in Q1 2007 from $529,000 in Q1 2006. The Company’s net income decreased from $1,046,000 during Q1 2006 to a net loss of $1,497,000 during Q1 2007. Earnings before interest, taxes, depreciation, amortization and minority interest, adjusted for unrealized fair market value inventory gains (“Adjusted EBITDA”), reconciled to net income in a table below, increased by 75% from $2,383,000 to $4,181,000.

Physical commodities inventory, primarily lead, is valued at the lower of cost or market value. The Company generally mitigates the price risk associated with commodities held in inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under GAAP. In such situations, unrealized gains in inventory are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP. As a result, the Company’s reported commodities trading earnings are subject to volatility.

At December 31, 2006 the physical commodities inventory was valued at cost of $23,422,000, compared with market value of $34,283,000, meaning that there was an unrealized fair value gain of $10,861,000 in physical commodities inventory that was not recognized under GAAP. The value of the unrealized gain at the beginning of Q1 2007 was $6,027,000. The incremental unrealized gain over Q1 2007 was thus $4,834,000.

All of the Company’s other businesses are accounted for on a fair value basis. A comparison of profit and loss by business segment is not a useful guide to the relative economic performance of each business because of the differing accounting treatments.

The total revenues combine gross revenues for the base metals business and net revenues for all other businesses. The Company’s management views ‘Operating revenues’, shown on the face of the Consolidated Statements of Operations and calculated by deducting cost of sales from total revenues, as a more meaningful number than total revenues because it reflects net revenues for all the Company’s businesses.

For Q1 2007, the Company is reporting the results of the asset management business as a separate segment for the first time. This is discussed further under the sub-heading ‘Asset Management’ below.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

The following table reflects the sources of the Company’s operating revenues as a percentage of the Company’s total operating revenues for Q1 2007 and Q1 2006.

(Dollar amounts in thousands)	Operating Revenues	Percentage of Total Operating Revenues	Operating Revenues	Percentage of Total Operating Revenues	Percentage Change in Operating Revenues
	Q1 2007	Q1 2007	Q1 2006	Q1 2006	2006-2007
International equities market-making	$5,835	64%	$3,361	40%	74%
International debt capital markets	870	10%	878	11%	(1%)
Foreign exchange	2,596	28%	2,364	28%	10%
Commodities trading	(2,363)	(26%)	1,445	17%	(264%)
Asset management	2,039	22%	137	2%	Not meaningful
Other	202	2%	145	2%	39%

Total Operating Revenues	$9,179	100%	$8,330	100%	10%

The Company utilizes net contribution to assess performance of the Company’s business segments. Net contribution consists of net operating revenues from each business activity, less direct clearing and clearing related changes and variable trader compensation but before the effects of any minority interests. The following table reflects the sources of the Company’s net contribution as a percentage of the Company’s total net contribution for Q1 2007 and Q1 2006.

(Dollar amounts in thousands)	Net Contribution (Loss)	Percentage of Total Net Contribution	Net Contribution	Percentage of Total Net Contribution	Percentage Change in Net Contributions
	Q1 2007	Q1 2007	Q1 2006	Q1 2006	2006-2007
International equities market-making	$3,070	73%	$1,607	31%	91%
International debt capital markets	716	17%	686	14%	4%
Foreign exchange	1,996	48%	1,802	35%	11%
Commodities	(3,397)	(81%)	844	17%	(502%)
Asset management	1,791	43%	137	3%	Not meaningful
Other	—	—	—	—	—

Total Net Contribution	$4,176	100%	$5,076	100%	(18%)

The following table reflects the principal components of the Company’s non-interest expenses as a percentage of the Company’s total non-interest expenses in Q1 2007 and Q1 2006.

(Dollar amounts in thousands)	Period	Percentage of Total Expense	Period	Percentage of Total Expense	Percentage Change in Expense
	Q1 2007	Q1 2007	Q1 2006	Q1 2006	2006-2007
Compensation and benefits	$6,346	65%	$3,593	59%	77%
Clearing and related expenses	2,105	21%	1,746	28%	21%
Occupancy and equipment rental	203	2%	121	2%	68%
Professional fees	272	3%	140	2%	94%
Depreciation and amortization	113	1%	89	1%	27%
Business development	284	3%	165	3%	72%
Insurance	66	1%	44	1%	50%
Other expenses	357	4%	221	4%	62%

Total non-interest expenses	$9,746	100%	$6,119	100%	59%

The following table shows the Company’s Adjusted EBITDA, together with a reconciliation to net income (loss). Adjusted EBITDA rather than EBITDA is a non-GAAP measure that is defined in certain of the Company’s loan covenants. Since this is the first period in which the Company is disclosing Adjusted EBITDA, the following table discloses Adjusted EBITDA for each quarter from Q1 2006 to Q1 2007. There was a 75% increase in Adjusted EBITDA from Q1 2006 to Q1 2007.

(In thousands)	Q1 2007	Q4 2006	Q3 2006	Q2 2006	Q1 2006
Adjusted EBITDA	$4,181	$3,110	$4,686	$3,251	$2,383
Change in unrealized fair market value gain in physical commodities inventory	(4,834)	(6,027)	1,266	(1,043)	(223)
Interest income	199	156	20	56	141
Interest expense	(1,490)	(473)	(621)	(472)	(529)
Depreciation and amortization	(113)	(115)	(109)	(107)	(89)
Income tax	752	1,458	(1,956)	(595)	(637)
Minority shareholders	(192)	(71)	—	—	—

Net income (loss)	($1,497)	($1,962)	$3,286	$1,090	$1,046

Net Income (Loss). The Company reported a net loss of $1,497,000 for Q1 2007, which equates to a loss of $0.19 per basic and diluted share. This compares to net income of $1,046,000, or $0.14 per basic share and $0.13 per diluted share, for Q1 2006.

Total Revenues. The Company’s total revenues were $39,711,000 for Q1 2007 compared to $19,049,000 for Q1 2006. Sales of physical commodities of $32,061,000, included in this number, relates to the Company’s base metals business. The Company believes that operating revenues, which are revenues after deduction of cost of goods sold and are discussed below, provide a more meaningful basis for assessing the Company’s performance.

Cost of Sales of Physical Commodities. The base metals trading business is reported on a gross basis, showing sales and cost of sales separately. The cost of sales is the cost of commodities sold and delivered to customers, including the cost of shipping, handling and storage. For Q1 2007 the cost of sales amounted to $30,532,000. The gross profit on sales of physical base metals for Q1 2007 was $1,529,000.

Operating Revenues. Total operating revenues increased by 10% from $8,330,000 in Q1 2006 to $9,179,000 in Q1 2007. Operating revenues for Q1 2007 exclude non-GAAP unrealized fair market value gains of $4,834,000 in physical commodities inventory, while Q1 2006 operating revenues similarly exclude unrealized gains of $223,000. The segmental results were as follows:

International equities market-making

Revenues in this segment consist principally of net trading revenue from market-making activities in over-the-counter (“OTC”) American Depository Receipts (“ADRs”). Revenues increased by 74% from $3,361,000 in Q1 2006 to $5,835,000 in Q1 2007, as a result of very active market conditions, producing higher trade volumes.

International debt capital markets

Revenues in this segment consist of trading revenue and investment gains from market-making and trading in fixed income securities and short term debt instruments. International debt capital markets revenue decreased by 1% from $878,000 in Q1 2006 to $870,000 in Q1 2007. There was a slight increase in trade finance revenues.

Foreign exchange trading

Revenues in this segment consist principally of net trading revenue derived from buying and selling foreign currencies on a spot basis, as principal, providing the Company’s customers access to and delivery of illiquid currencies of developing countries. Revenues increased by 10%, from $2,364,000 in Q1 2006 to $2,596,000 in Q1 2007 due to a growing customer base, which more than offset decreasing spreads caused by relative stability in the emerging markets served by the Company and low hard currency volatility.

Commodities trading

Operating revenues in this segment consist principally of net trading revenues in base and precious metals and related derivative instruments. Operating revenues from commodities trading decreased from net revenue of $1,445,000 in Q1 2006 to a net loss of $2,363,000 in Q1 2007. Operating revenues for Q1 2007 exclude non-GAAP unrealized fair market value inventory gains of $4,834,000, while Q1 2006 operating revenues similarly exclude unrealized gains of $223,000. Precious metals operating revenues amounted to $1,508,000 in Q1 2007, compared with $641,000 in Q1 2006; and base metals operating losses amounted to $3,871,000 in Q1 2007, compared with operating revenues of $804,000 in Q1 2006. The increase in precious metals revenues was primarily attributable to the addition of a new platinum group metals trader in London in September 2006 and the expansion of this part of the business due to increased customer business.

As a result of GAAP requirements to record physical commodities inventories at the lower of cost or market value, while recording offsetting derivative positions at market value, the Company’s commodities trading earnings are subject to volatility. During the last two fiscal quarters, lead prices have risen significantly. These increases have negatively impacted reported income for each of these quarters by causing the Company to record significant losses on its derivative positions in base metals. This type of price volatility should not impact the long-term reported earnings of the Company’s base metals activities, only their timing. Selling prices are largely determined in accordance with twelve-month contracts that usually fix selling prices at the average market price of the base metal in the month of delivery plus a predetermined premium. The price risk at the time of purchasing the base metal is mitigated through the use of derivatives.

Physical commodities inventory at December 31, 2006 was $23,422,000 at cost and $34,283,000 at fair market value, a difference representing an unrealized gain at that date of $10,861,000. The unrealized gain in physical commodities inventory at September 30, 2006 was $6,027,000. The net movement in the unrealized gain in inventory over the quarter was thus $4,834,000.

Realized and unrealized gains or losses in derivative positions relating to physical base metals are included in ‘Net dealer inventory and investment gains’ in the Condensed Consolidated Statement of Operations. Realized losses during Q1 2007 (i.e. net settlements on derivative positions closed during the quarter) were $4,251,000 and unrealized losses during Q1 2007 (i.e. the net movement on open derivative positions) were $1,412,000. The net open derivative positions in base metals at December 31, 2006 showed an unrealized loss of $4,760,000.

Asset management

Operating revenues in this segment include fees, commissions and other revenues received for management by the Company of third party assets, and investment gains or losses on the Company’s investments in registered funds or proprietary accounts managed either by the Company’s investment managers or by independent investment managers.

Commencing on August 1, 2006 the Company consolidated the accounts of INTL Consilium, the Company’s asset management joint venture. INTL Consilium’s results had been accounted for on the equity method prior to that date. The Company owns a 50.1% interest in INTL Consilium. The entire amount of $192,000 shown in the Condensed Consolidated Statement of Operations as ‘Minority interest in income of consolidated entity’ relates to the joint venture shareholders of INTL Consilium.

Operating revenues from asset management in Q1 2007 were $2,039,000, compared with $137,000 in Q1 2006. Total management fees received in Q1 2007 were $1,183,000 while investment gains were $856,000. Third party assets invested in funds managed by INTL Consilium at December 31, 2006 were $502 million, excluding $4.3 million invested by the Company and $709,000 invested by INTL Consilium in these funds. Of these third party assets, $77 million belong to a principal shareholder of the Company. Third party assets invested in funds managed by INTL Consilium at December 31, 2005 were approximately $169 million.

The Company has established the INTL Trade Finance Fund Limited, which will invest primarily in global trade finance-related assets. The fund will be managed by the Company’s Dubai subsidiary, INTL Capital, and will become active during the quarter ending March 31, 2007. During January 2007 the Company invested $7.5 million in the fund and expects to make further investments, up to a maximum of approximately $10 million.

Net Contribution. Net contribution consists of revenues, less cost of sales, direct clearing and clearing related charges and variable trader compensation. Variable trader compensation is based on revenues determined on a marked-to-market basis. This coincides with the way revenues are determined under GAAP in all businesses except the base metals business, as outlined in the ‘Operating Revenues’ discussion above, under the sub-heading ‘Commodities trading’. The effect of this is that the Company pays variable compensation in the base metals business on marked-to-market operating revenues even when, under GAAP, the Company might report operating losses, as is the case in the current quarter.

Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. The net contribution allocated to each of the Company’s business segments is $4,176,000 for Q1 2007 compared to $5,076,000 for Q1 2006. Equity market-making revenues are stated before deduction of ADR conversion fees, while net contribution is stated after these fees.

Interest Expense. The Company’s interest expense was $1,490,000 for Q1 2007, compared to $529,000 for Q1 2006. The expense in Q1 2007 consisted of $509,000 of interest payable to holders of the Company’s senior subordinated convertible notes, $92,000 of convertible note issuance expense amortized and charged as interest, $202,000 of interest incurred in the Company’s securities and debt capital markets businesses, $120,000 of interest paid to banks in the foreign exchange trading business, $430,000 of interest paid in the commodities business and $137,000 of interest paid to banks for general borrowing purposes.

Total Non-interest Expenses. The Company’s total non-interest expenses increased by 59% to $9,746,000 for Q1 2007 from $6,119,000 for Q1 2006. This increase was attributable to the improved performance of the Company’s business on a fully marked-to-market basis, which led to higher variable compensation; and to the expansion of the business - the Company had an average of 70 employees in Q1 2006, compared with an average of 79 employees in Q1 2007, excluding the ten employees of INTL Consilium. It was also attributable to the consolidation, with effect from August 1, 2006, of INTL Consilium, with the resulting incorporation of its expenses which, for Q1 2007, amounted to $797,000.

Compensation and Benefits. The Company’s compensation and benefit expense increased 77% from $3,593,000 for Q1 2006 to $6,346,000 for Q1 2007. The increase was primarily a consequence of higher staff levels and improved performance, leading to increased variable compensation; and the incorporation of INTL Consilium’s compensation and benefits since consolidation of its accounts effective August 1, 2006. The Company employed an average of 70 people in Q1 2006 and an average of 79 people in Q1 2007, an increase of 13%, excluding the ten people employed by INTL Consilium.

The Company has adopted SFAS 123(R) with effect from October 1, 2006, using the “modified prospective” method. Notes 2 and 17 to the Company’s financial statements disclose further details of the adoption of SFAS No. 123 (R). The effect of this adoption was to report an expense of $151,000 for Q1 2007, under ‘Compensation and benefits’ in the Condensed Consolidated Statement of Operations. The pro forma compensation expense of options in Q1 2006, based on the grant-date fair value, was $169,000.

Clearing and Related Expenses. Clearing and related expenses increased by 21% from $1,746,000 for Q1 2006 to $2,105,000 for Q1 2007. The total ADR conversion fees were $590,000 and $531,000 for Q1 2007 and Q1 2006, respectively. The increase in clearing and related expenses was primarily due to the increase in activity in the equity market-making business, though proportionately far less than the increase in revenues. In December 2005 the Company changed its clearing organization to the Broadcort division of Merrill Lynch, Pierce, Fenner & Smith, Inc. The change in clearing firm has resulted in a significantly decreased average ticket charge.

Occupancy and Equipment Rental. Occupancy and equipment rental expense increased by 68% from $121,000 for Q1 2006 to $203,000 for Q1 2007. Additional expenses relate primarily to INTL Consilium, the establishment of new offices in Miami and Dubai and the lease of a replacement office in London.

Professional Fees. Professional fees principally consist of legal, taxation and accounting fees. These fees increased 94% from $140,000 for Q1 2006 to $272,000 for Q1 2007 mainly as a result of larger accruals for legal, tax and audit fees, and the addition of accounting fees for funds managed by INTL Consilium.

Depreciation and Amortization. Depreciation and amortization increased 27% from $89,000 for Q1 2006 to $113,000 for Q1 2007. The increase is largely due to depreciation of additional fixed assets in the additional offices.

Business Development Expense. Business development expense increased 72% from $165,000 for Q1 2006 to $284,000 for Q1 2007. There were significant travel and entertainment increases in all business segments, relating both to the generation of business transactions as well as the establishment of new regional offices.

Insurance Expense. Insurance expense increased 50% from $44,000 in Q1 2006 to $66,000 in Q1 2007 because of increased levels of insurance as the Company’s business has grown.

Other Non-interest Expenses. Other operating expenses increased 62% from $221,000 in Q1 2006 to $357,000 for Q1 2007. The increase was primarily related to general expansion of the Company’s business, in both activity and geographically.

Tax Expense. The Company recognized an income tax benefit of $752,000 for Q1 2007 compared with income tax expense of $636,000 for Q1 2006. The Company’s effective income tax rates applied were approximately 37% for Q1 2007 and 38% for Q1 2006.

Liquidity and Capital Resources

A substantial portion of the Company’s assets are liquid. The majority of the assets consist of financial instrument inventories, which fluctuate depending on the level of customer business. At December 31, 2006, approximately 73% of the Company’s assets consisted of cash, cash equivalents, receivables from brokers, dealers and clearing organization, marketable financial instruments and receivables from customers. All assets are financed by the Company’s equity capital, subordinated convertible notes, bank loans, short-term borrowings from financial instruments sold, not yet purchased and other payables.

The Company’s ability to receive distributions from INTL Trading, the Company’s broker-dealer subsidiary, is restricted by regulations of the SEC and the NASD. The Company’s right to receive distributions from its subsidiaries is also subject to the rights of the subsidiaries’ creditors, including customers of INTL Trading. During Q1 2007 INTL Trading paid dividends of $998,000 to the Company.

INTL Trading is subject to the net capital requirements of the SEC and the NASD relating to liquidity and net capital levels. At December 31, 2006, INTL Trading had regulatory net capital of approximately $5,643,000, which was $4,661,000 in excess of its minimum net capital requirement on that date.

The Company’s assets and liabilities may vary significantly from period to period because of changes relating to customer needs and economic and market conditions. The Company’s operating activities generate or utilize cash resulting from net income or loss earned during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the levels of customer activity and financial instruments resulting from trading strategies dictated by prevailing market conditions. The Company’s total assets at December 31, 2006 and September 30, 2006 were $205,823,000 and $199,913,000, respectively.

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

The Company’s borrowing facilities with banks have grown substantially since December 31, 2005. At that time, the Company had bank facilities under which the Company could borrow up to an aggregate of $50,000,000. At December 31, 2006 the Company had facilities with five commercial banks under which the Company could borrow up to $83,000,000.

In September 2006 the Company completed a private placement of $27,000,000 of 7.625% subordinated convertible notes (‘the Notes’). The Notes mature in September 2011. They are convertible at any time at the option of the Noteholder at an initial conversion price of $25.50 per share. One Note-holder converted $2,000,000 in principal amount of the Notes, together with accrued interest, in December 2006 into a total of 79,562 shares of common stock of the Company. The Notes contain customary anti-dilutive provisions. At the current conversion price, conversion of the remaining $25,000,000 of Notes would result in the issue of 980,393 new shares of common stock. The Company may require conversion at any time after March 22, 2008 if the dollar volume-weighted average share price exceeds 150% (or $38.25 at the initial conversion price) for 20 out of any 30 consecutive trading days. Note-holders may redeem their Notes at par if the interest coverage ratio set forth in the Notes is less than 2.75 for the twelve-month period ending December 31, 2009. The Company may redeem the Notes at 110% of par on March 11, 2010.

In July 2004 the Company completed the acquisition of INTL Global Currencies. Under the acquisition agreement, the Company is obligated to make certain earn-out payments to the sellers. Earn-out installments of $3,798,000 have been paid to date. The next and final earn-out installment of $400,000 is due on or by March 1, 2007. $400,000 has been paid for each of the last six fiscal quarters, plus an additional $236,000 relating to ‘super revenues’ earned in the twelve months through June 30, 2006. The completion of these payments after the $400,000 due on or by March 1, 2007 will have a material positive effect on the Company’s cash flow.

The Company has established the INTL Trade Finance Fund Limited, to be managed by its Dubai subsidiary, INTL Capital. During January 2007 the Company invested $7.5 million in the fund and expects to make further investments, up to a maximum of approximately $10 million.

During November 2006 the Company announced a joint venture in Dubai to pursue commodities trading opportunities and the hiring of a senior executive to explore business opportunities in the Far East. To date there have been no significant capital demands from these initiatives but they may require material capital investments in the future.

The Company’s cash and cash equivalents decreased from $38 million at September 30, 2006 to $24 million at December 31, 2006, a net decrease of $14 million. Net cash of $43 million was used in operating activities, $4 million in investing activities and net cash of $33 million was provided by financing activities, of which approximately $32 million was from banks and approximately $1 million from the exercise of stock options and tax benefits on stock options and warrants exercised. Amounts payable to lenders under loans and overdrafts at December 31, 2006 was $39 million.

Critical Accounting Policies

The Company’s Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. The Company’s significant accounting policies are described in the Summary of Significant Accounting Policies in the Consolidated Financial Statements set forth in the Company’s 10-KSB for the year ended September 30, 2006. The Company believes that of its significant accounting policies, those described below may, in certain instances, involve a high degree of judgment and complexity. These critical accounting policies may require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the Consolidated Financial Statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the financial statements. Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

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

Physical Commodities Inventory. Physical commodities inventory is valued at the lower of cost or market value, determined using the specific identification weighted average price method. The Company separately discloses the value of commodities in process, which include commodities in the process of being recycled, and finished commodities. The Company generally mitigates the price risk associated with physical commodities held in inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under GAAP. Any unrealized gains in physical commodities inventory are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP. As a result, the Company’s reported commodities trading earnings are subject to volatility.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See also note 14 to the Condensed Consolidated Financial Statements, ‘Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk’.

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

Management believes that the volatility of earnings is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of the Company’s daily revenue, determined on a marked-to-market basis, during the three months to December 31, 2006.

In the Company’s securities market-making and trading activities, the Company maintains inventories of equity and debt securities. In the Company’s commodities market-making and trading activities, the Company’s positions include physical inventories, forwards, futures and options. The Company’s commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. The Company monitors the aggregate position for each commodity in equivalent physical ounces or metric tonnes. The table below illustrates, for the three months to December 31, 2006, the Company’s average, greatest long, greatest short and minimum day-end positions by business segment.

Three months to December 31, 2006 (In thousands)	Average	Greatest Long	Greatest Short	Minimum Exposure
Equity Aggregate of Long and Short	$8,378	$11,437	n/a	$6,462
Equity Net of Long and Short	$540	$6,169	($2,064)	$15
Debt Aggregate of Long and Short	$375	$1,107	n/a	$164
Debt Net of Long and Short	$287	$733	$86	$86
Foreign Currency Aggregate of Long and Short	$5,007	$12,158	n/a	$2,434
Foreign Currency Net of Long and Short	$1,796	$5,301	($342)	$1
Gold	$23	$444	($1,540)	$1
Silver	$22	$114	($12)	$1
Platinum group metals	$71	$2,398	($1,067)	$2
Lead	$455	$3,932	($989)	$1

ITEM 4.	CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-Q, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the quarter ended December 31, 2006.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings. In light of the nature of the Company’s activities, it is possible that the Company may be involved in material litigation in the future, and such litigation could have a material adverse impact on the Company and its financial condition and results of operations.

ITEM 1A.	RISK FACTORS

Information regarding risks affecting the Company appears in Part I, Item 1 of the Company’s Form 10-KSB for the fiscal year ended September 30, 2006, filed with the SEC on December 20, 2006. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that management currently considers to be non-material may in the future adversely affect the Company’s business, financial condition and operating results.

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

None.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ASSETS HOLDING CORPORATION

Date 02/14/2007	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date 02/14/2007	/s/ Brian T. Sephton
Brian T. Sephton
Chief Financial Officer and Treasurer

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.