Form 10-Q
period 2007-03-31
INTERNATIONAL ASSETS HOLDING CORP
filed 2007-05-15
CIK 913760

United States

Securities and Exchange Commission

Washington D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The issuer had 8,228,378 outstanding shares of common stock as of May 11, 2007.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31, 2007	September 30, 2006
	(Unaudited)	(Audited)
Assets
Cash	$14,369	$26,470
Cash and cash equivalents deposited with brokers, dealers and clearing organization	12,347	11,559
Receivable from brokers, dealers and clearing organization	8,595	8,124
Receivable from customers	34,110	26,884
Financial instruments owned, at fair value	123,162	84,620
Physical commodities inventory, at cost	26,398	15,306
Trust certificates, at fair value	11,216	12,764
Prepaid income taxes	3,252	3,252
Investment in managed funds, at fair value	15,255	1,246
Deferred income tax asset, net	932
Fixed assets and leasehold improvements at cost, net of accumulated depreciation and amortization	839	711
Intangible assets, net of accumulated amortization	218	279
Goodwill	6,338	6,328
Debt issuance costs, net	1,331	1,599
Other assets	1,986	771

Total assets	$260,348	$199,913

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$2,346	$1,464
Financial instruments sold, not yet purchased, at fair value	124,041	110,147
Payable to lenders under loans and overdrafts	42,897	6,534
Payable to brokers, dealers and clearing organization	10,773	9,919
Payable to customers	10,014	2,812
Accrued compensation and benefits	4,403	4,203
Income taxes payable	1,184	842
Deferred income taxes, net	—	1,535
Deferred acquisition consideration payable	—	791
Other liabilities	353	433

	196,011	138,680
Convertible subordinated notes payable, due September 20, 2011, net of $118 debt discount at March 31, 2007 and $141 at September 30, 2006	24,882	26,859

Total liabilities	220,893	165,539

Minority owners interest in consolidated entities	2,322	431

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 17,000,000 shares; issued and outstanding 8,150,253 shares at March 31, 2007 and 7,839,721 shares at September 30, 2006	81	78
Additional paid-in capital	34,460	30,457
Retained earnings	2,592	3,408

Total stockholders’ equity	37,133	33,943

Total liabilities and stockholders’ equity	$260,348	$199,913

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the six months ended March 31, 2007 and 2006

(In thousands, except per share amounts)

(Unaudited)

	2007	2006
Revenues:
Sales of physical commodities	$954,906	$132,326
Net dealer inventory and investment gains	6,850	17,620
Asset management fees	2,761
Equity in income from asset management joint venture		216
Other	1,380	607

Total revenues	965,897	150,769
Cost of sales of physical commodities	941,935	133,422

Operating revenues	23,962	17,347
Interest expense	3,241	1,002

Net revenues	20,721	16,345
Non-interest expenses:
Compensation and benefits	13,724	7,378
Clearing and related expenses	4,621	3,805
Occupancy and equipment rental	504	308
Professional fees	873	298
Depreciation and amortization	240	196
Business development	604	409
Insurance	133	96
Other	799	487

Total non-interest expenses	21,498	12,977

Income (loss) before income tax and minority interest	(777)	3,368
Income tax expense (benefit)	(283)	1,232

Income (loss) before minority interest	(494)	2,136
Minority interest in income of consolidated entities	322

Net income (loss)	$(816)	$2,136

Earnings (loss) per share:
Basic	$(0.10)	$0.28

Diluted	$(0.10)	$0.26

Weighted average number of common shares outstanding:
Basic	7,951	7,499

Diluted	7,951	8,184

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2007 and 2006

(In thousands, except per share amounts)

(Unaudited)

	2007	2006
Revenues:
Sales of physical commodities	$478,860	$120,513
Net dealer inventory and investment gains	4,817	10,678
Asset management fees	1,578
Equity in income from asset management joint venture		129
Other	985	403

Total revenues	486,240	131,723
Cost of sales of physical commodities	471,457	122,702

Operating revenues	14,783	9,021
Interest expense	1,751	477

Net revenues	13,032	8,544
Non-interest expenses:
Compensation and benefits	7,378	3,785
Clearing and related expenses	2,516	2,059
Occupancy and equipment rental	301	187
Professional fees	601	158
Depreciation and amortization	127	107
Business development	320	245
Insurance	67	52
Other	442	266

Total non-interest expenses	11,752	6,859

Income before income tax and minority interest	1,280	1,685
Income tax expense	469	595

Income before minority interest	811	1,090
Minority interest in income of consolidated entities	130

Net income	$681	$1,090

Earnings per share:
Basic	$0.08	$0.14

Diluted	$0.08	$0.13

Weighted average number of common shares outstanding:
Basic	8,026	7,561

Diluted	8,729	8,241

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the six months ended March 31, 2007 and 2006

(In thousands)

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$(816)	$2,136
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	240	196
Income tax benefit on stock awards exercised		361
Deferred income taxes	(2,141)	—
Amortization of debt issuance costs and debt discount	179
Convertible debt interest settled in company stock upon partial conversion	29
Equity in income from asset management joint venture		(216)
Minority interest	322
Amortization of stock option expense	349	12
Unrealized investment gain from INTL Consilium managed funds	(509)	(96)
Changes in operating assets and liabilities:
Receivable from brokers, dealers and clearing organization	(471)	(18,962)
Receivable from customers	(8,258)	(3,735)
Financial instruments owned, at fair value	(38,542)	(2,328)
Physical commodities inventory, at cost	(11,092)	(10,270)
Prepaid income taxes	—
Other assets	(1,215)	(235)
Accounts payable and accrued expenses	882	216
Financial instruments sold, not yet purchased, at fair value	16,473	7,778
Payable to brokers, dealers and clearing organization	854	(3,250)
Payable to customers	7,202	11,269
Accrued compensation and benefits	200	276
Accrued expenses
Income taxes payable	342	(186)
Other liabilities	(80)	(41)

Net cash used in operating activities	(36,052)	(17,075)

Cash flows from investing activities:
Distribution of earnings from equity accounted joint venture		296
Capital contribution of consolidated joint venture partner	2,000
Capital distribution of consolidated joint venture partner	(757)
Payments related to acquisition of INTL Global Currencies	(800)	(800)
Investment in managed funds	(13,500)	(1,005)
Purchase of fixed assets, leasehold improvements	(308)	(268)

Net cash used in investing activities	(13,365)	(1,777)

Cash flows from financing activities:
Payable to lenders under loans and overdrafts	36,363	16,633
Exercise of stock options	957	425
Income tax benefit on stock awards exercised	784

Net cash provided by financing activities	38,104	17,058

Net decrease in cash and cash equivalents	(11,313)	(1,794)
Cash and cash equivalents at beginning of period	38,029	20,242

Cash and cash equivalents at end of period	$26,716	$18,448

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,556	$968

Income taxes paid	$731	$1,068

Supplemental disclosure of noncash investing activities:
Partial release of trust certificates	$2,939	$—

Additional goodwill in connection with acquisition of INTL Global Currencies	$10	$—

Supplemental disclosure of noncash financing activities:
Conversion of subordinated notes to common stock, net of debt issuance costs of $ 112	$1,888	$—

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2007

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

Current Subsidiaries and Operations

As used in this Form 10-Q, the term “Company” refers, unless the context requires otherwise, to International Assets Holding Corporation and its subsidiaries on a consolidated basis. The consolidated financial statements include the accounts of International Assets Holding Corporation, its subsidiaries and variable interest entities of which it is the primary beneficiary. The Company’s subsidiaries are INTL Trading, Inc. (‘INTL Trading’), INTL Assets, Inc. (‘INTL Assets’), INTL Holding (U.K.) Limited (‘INTL Holding (U.K.)’), INTL Global Currencies Limited (‘INTL Global Currencies’), INTL Commodities, Inc. (‘INTL Commodities’), INTL Commodities Mexico S de RL de CV (‘INTL Mexico’), INTL Capital Limited (‘INTL Capital’), INTL Asia Pte. Ltd, and IAHC (Bermuda) Ltd. The accounts of INTL Consilium, LLC (‘INTL Consilium’), which has been treated as a variable interest entity and in which International Assets Holding Corporation has been the primary beneficiary since August 1, 2006, are also included in the consolidated financial statements. The accounts of INTL Commodities DMCC (see note 5), which has been treated as a variable interest entity and in which International Assets Holding Corporation is the primary beneficiary, are also included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

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

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

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

Prior to adoption of SFAS No. 123(R), the Company determined fair value on the grant date using the Black-Scholes option-pricing model and the Company continues to use this model after its adoption of SFAS No. 123 (R).

For option awards granted subsequent to the adoption of SFAS No. 123(R), compensation cost will be recognized on a straight-line basis over the vesting period for the entire award. This is consistent with the method used prior to the adoption of SFAS No. 123(R) in the calculation of pro-forma compensation expense. The expense of unvested option awards granted prior to the adoption of SFAS No. 123(R) will continue to be recognized on a straight-line basis, over the balance of the vesting period.

SFAS No. 123(R) requires expected forfeitures to be considered in determining stock-based compensation expense. Prior to the adoption of SFAS No. 123(R), forfeiture benefits were recorded as a reduction to the pro-forma compensation expense only when actual forfeitures occurred.

The effect of adopting SFAS No. 123(R) was an expense of $349,000 and $198,000 for the six months and the three months ended March 31, 2007. This expense is included in ‘Compensation and Benefits’ in the Condensed Consolidated Statements of Operations.

Prior to adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from stock-based compensation as cash flows from operating activities in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires cash flows resulting from tax deductions in excess of grant-date fair values of stock-based awards to be included in cash flows from financing activities. The income tax benefit on stock awards exercised of $784,000 related to stock-based compensation included in cash flows from financing activities for the six months ended March 31, 2007 would previously have been included in cash flows from operating activities.

If the Company had determined compensation expense for the Company’s options based on the grant-date fair values in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, in the six months and the three months ended March 31, 2006, the Company’s net income and earnings per share amounts for that period would have been as follows:

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

In thousands, except earnings per share		Six months ended March 31, 2006	Three months ended March 31, 2006
Net income	As reported	$2,136	$1,090
Compensation expense determined under fair value based method, net of tax
	Pro forma	$(297)	$(140)

Net income	Pro forma	$1,839	$950

Basic earnings per share	As reported	$0.28	$0.14
	Pro forma	$0.24	$0.12
Diluted earnings per share	As reported	$0.26	$0.13
	Pro forma	$0.22	$0.11

For further information on the Company’s stock options, see note 19 below.

(3)	Effects of Recent Accounting Pronouncements and Interpretations

There have been no accounting pronouncements or interpretations since the date of preparation of the Company’s consolidated financial statements for the fiscal year ended September 30, 2006 that have had a material effect on the Company.

(4)	Change in Accounting Policy

There have been significant changes to the nature of the Company’s precious metals operations in fiscal 2007. These changes include the hiring of a platinum group metals trader in London in September 2006 and the establishment in February 2007 of a joint venture in Dubai to sell precious metals for physical delivery through a company named INTL Commodities DMCC. As a result of these changes the physical delivery component of the Company’s precious metals business has begun to outweigh the financial trading component. The Company previously applied the guidelines contained in American Institute of Certified Public Accountants Audit and Accounting Guide, Brokers and Dealers in Securities, to its precious metals business, because the Company considered it to be primarily a financial business. Accordingly, the Company recorded precious metals revenues on a net basis and its precious metals inventories on a marked-to-market basis, as it does in its securities and currency businesses. As a consequence of the significant development of its commodities business into a physical delivery business as discussed above, the Company has changed its accounting policy to record all precious metals revenues on a gross basis in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19 and to record all physical precious metals inventories at the lower of cost or market value in accordance with Accounting Research Bulletin (“ARB”) No. 43. As a result, all the Company’s commodities revenues, for both base and precious metals, are recorded gross, and all the Company’s commodities inventories, both base and precious metals, are recorded at the lower of cost or market value.

The comparative gross revenue number for the six months ended March 31, 2006 includes gross revenues for precious metals in the three months ended March 31, 2006 but these numbers were not available for the three months ended December 31, 2005. The effect of the difference between cost and market value of the Company’s precious metals inventory at September 30, 2005, December 31, 2005 and March 31, 2006, respectively, would have been to increase net income after tax by approximately $23,000 for the three months ended December 31, 2005 and by $14,000 for the three months ended March 31, 2006, or a total of $37,000 for the six months ended March 31, 2006. The Company considers these amounts to be non-material and has accordingly not made any adjustment to the comparative revenues or net income to account for the change in differences between cost and market value of precious metals inventory over that period.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Below are the adjustments related to the change in accounting policy discussed above.

(in thousands)	Six Months Ended March 31, 2006	Six Months Ended March 31, 2006	Six Months Ended March 31, 2006
	previously reported	adjustments	as adjusted
Sales of physical commodities	$27,696	104,630	132,326

Net dealer inventory and investment gains	15,192	2,428	17,620
Total revenues	43,711	107,058	150,769
Cost of sales of physical commodities	26,365	107,057	133,422
Operating revenues	17,346	1	17,347
Interest expense	1,001	1	1,002
Net revenues	16,345	—	16,345

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2006	Three Months Ended March 31, 2006
	previously reported	adjustments	as adjusted
Sales of physical commodities	$15,883	104,630	120,513

Net dealer inventory and investment gains	8,250	2,428	10,678
Other	399	4	403
Total revenues	24,661	107,062	131,723
Cost of sales of physical commodities	15,645	107,057	122,702
Operating revenues	9,016	5	9,021
Interest expense	472	5	477
Net revenues	8,544	—	8,544

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2006	Three Months Ended December 31, 2006
	previously reported	adjustments	as adjusted
Sales of physical commodities	$32,061	443,985	476,046

Net dealer inventory and investment gains	6,072	(4,039)	2,033
Total revenues	39,711	439,946	479,657
Cost of sales of physical commodities	30,532	439,946	470,478
Operating revenues	9,179	—	9,179
Net revenues	7,689	—	7,689

(5)	New Variable Interest Entity

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

On February 4, 2007, the Company entered into an agreement with Mr. Nilesh Kumar Naval Ved (‘Ved’) of Dubai, United Arab Emirates to form INTL Commodities DMCC (‘DMCC’). DMCC is a physical precious metals trading business in the Middle East. During the three months ended March 31, 2007 the Company and Ved each made a capital contribution of $2,000,000 to DMCC for a 50/50 ownership.

An analysis in terms of FIN 46(R) determined that DMCC is a variable interest entity and the Company its primary beneficiary. The primary factors that contributed to this conclusion are that the Company is required to provide mezzanine financing up to $11 million to DMCC; and that the Company is responsible for the day to day supervision of the business. With effect from its establishment on February 4, 2007 the Company has consolidated DMCC as a variable interest entity.

(6)	Basic and Diluted Earnings (Loss) per Share

Basic earnings per share have been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Options to purchase 78,200 shares of common stock were excluded from the calculation of diluted earnings per share for the six months ended March 31, 2006 because the exercise prices of these options exceeded the average market price of the common stock for the period (i.e. they were anti-dilutive). No options to purchase shares of common stock or convertible subordinated notes payable which are convertible into common shares were considered in the calculation of diluted loss per share for the six months ended March 31, 2007 because of the anti-dilutive impact of the potential common shares, due to the net loss in 2007. Options to purchase 67,500 shares and 68,750 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2007 and 2006 because the exercise prices of these options exceeded the average market price of the common stock for the period (i.e. they were anti-dilutive).

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the six months ended March 31,	2007	2006
	(In thousands, except per share amounts)
Diluted earnings (loss) per share
Numerator:
Net income (loss)	$(816)	$2,136
Denominator:
Weighted average number of:
Common shares outstanding	7,951	7,499
Dilutive potential common shares outstanding	0	685

	7,951	8,184

Diluted earnings (loss) per share	$(0.10)	$0.26

For the three months ended March 31,	2007	2006
Diluted earnings per share
Numerator:
Net income	$681	$1,090
Denominator:
Weighted average number of:
Common shares outstanding	8,026	7,561
Dilutive potential common shares outstanding	703	680

	8,729	8,241

Diluted earnings per share	$0.08	$0.13

(7)	Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

(8)	Convertible Subordinated Notes and Related Debt Issuance Costs

On September 20, 2006, the Company issued $27.0 million in aggregate principal amount of the Company’s senior subordinated convertible notes due 2011 (‘the Notes’). The Notes are general unsecured obligations of the Company. The Notes bear interest at the rate of 7.625% per annum, payable quarterly in arrears commencing on October 1, 2006.

The Notes are convertible by the holders at any time following their issuance into shares of common stock of the Company, at an initial conversion price of $25.50 per share. The maturity date of the Notes is the fifth anniversary of their issuance. During December 2006, Notes with a principal balance of $2.0 million were converted into 78,432 common shares at the election of a Noteholder. In addition, accrued interest payable under the converted notes of approximately $29,000 was paid via the issuance of 1,130 common shares.

Debt issuance costs of $1,606,000 were incurred in connection with the issuance of the Notes. The total debt issuance costs are amortized over the life of the Notes (through September 20, 2011) and charged to interest expense. Total interest amortization expense for the debt issuance costs for the six months and three months ended March 31, 2007 were $154,000 and $74,000, respectively. In connection with the December 2006 conversion of $2.0 million in principal of the Notes to 78,432 common shares, a proportion of debt issuance costs of $112,000 was charged to additional paid in capital as part of the capitalization of the newly issued common shares.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The Company has further analyzed the Notes in accordance with EITF Issue No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’. EITF Issue No. 05-4 addresses instances in which financial instruments, such as convertible notes, are issued with a related registration rights agreement that contains a liquidated damages clause. Accordingly, the Company recorded a liability of $141,000 and a corresponding discount to the value of the Notes, of which $22,000 and $11,000 was amortized and charged to interest expense for the six months and three months ended March 31, 2007, respectively.

(9)	Investment in INTL Consilium

The Company accounted for its investment in INTL Consilium under the equity method prior to August 1, 2006. For the six months and three months ended March 31, 2006 the Company recorded income of $216,000 and $129,000, respectively, for its 50.1% share of INTL Consilium’s income for these periods. Below are the unaudited condensed statements of operations for the six months and three months ended March 31, 2006 and condensed balance sheet of INTL Consilium as of March 31, 2006.

INTL Consilium, LLC

Condensed Statements of Operations

(In thousands)

For the six months ended March 31,	(unaudited) 2006
Total revenues	$1,144
Expenses	713

Net income	$431

For the three months ended March 31,	2006
Total revenues	$659
Expenses	401

Net income	$258

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

INTL Consilium, LLC

Condensed Balance Sheet

(In thousands)

(unaudited) March 31, 2006
Assets
Cash	$126
Management and investment advisory fees receivable	383
Investment in INTL Consilium managed funds	481
Property and equipment, net	30
Other assets	90

Total assets	$1,110

Liabilities and Members’ Equity
Liabilities:
Accounts payable	$200
Accrued compensation and benefits	84
Accrued expenses	32

Total liabilities	316
Members’ equity	794

Total liabilities and members’ equity	$1,110

(10)	Investment in managed funds

As of March 31, 2007, the Company has investments valued at $5,121,000 in two hedge funds managed by INTL Consilium. The Company owns a 50.1% interest in INTL Consilium. The Company also has an investment valued at $10,134,000 in the INTL Trade Finance Fund Limited, a fund managed by INTL Capital and established to invest primarily in global trade finance-related assets. As of March 31, 2007 there were no investors in the INTL Trade Finance Fund Limited other than the Company.

(11)	Goodwill

The Company acquired the foreign exchange business of INTL Global Currencies in 2004. The purchase price paid by the Company for the acquisition exceeded the net asset value received by $2,488,000. Of this amount, $350,000 was allocated to intangible assets and the balance of $2,138,000 was treated as goodwill. The Company has paid in full the additional goodwill of $4,200,000 under the earn-out provisions of the purchase agreement.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

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

The additional goodwill was calculated for each period as each earn-out payment was earned and an adjustment was recorded to goodwill. The Company has made eight earn-out installments totaling $4,200,000 pursuant to the earn-out provisions of the purchase agreement, which fully satisfies the Company’s obligations under the Purchase Agreement

(12)	Related Party Transactions

One of the Company’s principal shareholders has made an investment, valued at approximately $55,000,000 as of March 31, 2007, in a hedge fund managed by INTL Consilium. An executive of this shareholder is a director of the Company.

An executive officer of the Company has made an indirect investment, valued at approximately $241,000, in a hedge fund managed by INTL Consilium.

(13)	Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased, at Market Value

Financial instruments owned and financial instruments sold, not yet purchased, at March 31, 2007 and September 30, 2006 consisted of trading and investment financial instruments at market values as follows:

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

	Owned	Sold, not yet purchased
	(In thousands)
March 31, 2007:

Common stock and American Depository Receipts	$9,476	$6,093
Exchangeable foreign ordinary equities and
American Depository Receipts	29,411	29,574
Corporate and municipal bonds	18,527
U.S. Government obligations	998
Foreign government obligations	1,091	1,364
Negotiable instruments (promissory notes)	6,887
U.S. Treasury Bonds under total return swap transactions		21,307
Options and futures	56,753	53,255
Commodities		12,448
Other investments	19

	$123,162	$124,041

	Owned	Sold, not yet purchased
	(In thousands)
September 30, 2006:

Common stock and American Depository Receipts	$3,660	$5,523
Exchangeable foreign ordinary equities and
American Depository Receipts	46,597	46,747
Corporate and municipal bonds	6,133
Foreign government obligations	1,368
Negotiable instruments (promissory notes)	12,445
U.S. Treasury Bonds under total return swap transactions		23,886
Options and futures	14,392	13,801
Commodities		19,414
U.S. Government obligations		776
Other investments	25

	$84,620	$110,147

(14)	Physical Commodities Inventory

Physical commodities inventory is valued at the lower of cost or market value, determined using the specific identification weighted average price method. The values of the Company’s inventory at March 31, 2007 and September 30, 2006 are shown below. Commodities in process include commodities in the process of being recycled.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(in thousands)	March 31, 2007	September 30. 2006
Commodities in process	$5,357	$3,295
Finished commodities	21,041	12,011

Total	$26,398	$15,306

(15)	Trust Certificates and Total Return Swap

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

The initial transaction value was $29,740,000. The Company has since sold Trust Interests for $9,581,000, the price at which they were acquired, and released a proportionate share of the securities referred to in b) above from the repurchase arrangement. In October 2006, the Company obtained a valuation of the real estate assets underlying the trust certificates. This valuation resulted in a valuation adjustment of $8,943,000 with an equal and offsetting receivable from customer recorded for $8,943,000. Accordingly, the trust certificates are carried by the Company at $11,216,000 ($29,740,000 less $9,581,000 less $8,943,000).

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

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Although the Transactions will temporarily increase the Company’s assets and liabilities until termination, the Company expects that the only impact of the transactions on the Company’s net cash flow will be the Company’s receipt of fee revenue.

The total fees received and to be received on the Transactions, as well as the associated variable compensation payable, are spread on a straight-line basis over the terms of the Transactions. Non-refundable fees received but not yet recognized as revenue, amounting to $41,000, appear as a liability on the Condensed Consolidated Balance Sheets as at March 31, 2007 under ‘Other liabilities’. Non-recoverable costs incurred in connection with the Transactions but not yet recognized as expenses, amounting to $12,000, appear as an asset under ‘Other assets’ at the same date.

(16)	Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and from its market making and proprietary trading in the foreign exchange and commodities trading business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements at March 31, 2007 at fair values of the related financial instruments (totaling $123,162,000). The Company will incur losses if the market value of the financial instruments increases subsequent to March 31, 2007. The total of $123,162,000 includes $53,255,000 for options and futures contracts, which represent a liability to the Company based on their fair values as of March 31, 2007.

Listed below is the fair value of trading-related derivatives as of March 31, 2007 and September 30, 2006. Assets represent net unrealized gains and liabilities represent net unrealized losses.

(In thousands)	March 31, 2007 Assets	March 31, 2007 Liabilities	September 30, 2006 Assets	September 30, 2006 Liabilities
Interest Rate Derivatives	$2	$—	$—	$15
Foreign Exchange Derivatives		3	23
Commodity Price Derivatives	56,751	53,252	14,369	13,786

Total	$56,753	$53,255	$14,392	$13,801

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The derivatives as of March 31, 2007 mature over fiscal years 2007 and 2008 as follows:

(In thousands)	Total	Maturing in Fiscal 2007	Maturing in Fiscal 2008
Assets at March 31, 2007
Interest Rate Derivatives	$2	$2	$—
Commodity Price Derivatives	56,751	56,751	—

Total Assets	$56,753	$56,753	$—

Commodity Price Derivatives
Base metals	$40,833	$40,833	$—
Precious metals	15,918	15,918	—

Liabilities at March 31, 2007
Foreign Exchange Derivatives	$3	$3	$—
Commodity Price Derivatives	53,252	53,032	220

Total Liabilities	$53,255	$53,035	$220

Commodity Price Derivatives
Base metals	$47,657	$47,437	$220
Precious metals	5,595	5,595	—

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

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(17)	Payable to Lenders under Loans and Overdrafts

At March 31, 2007, the Company had six lines of credit with five commercial banks totaling $90,500,000 (see note 22, ‘Subsequent Events’). Five of the credit facilities are secured by certain of the Company’s assets. Total interest expense related to the Company’s credit facilities was approximately $1,718,000 and $1,032,000 for the six months and three months ended March 31, 2007. The interest rate terms for the facilities range from 2.25% to 2.75% over the London Interbank Offered Rates (‘LIBOR’) (approximately 5.32% at March 31, 2007).

At March 31, 2007, the Company had the following credit facilities:

(In thousands)
Maximum Amount	Borrowing at March 31, 2007	Letters of Credit Issued under facility		Security	Maturity
$20,000	$9,349	$		Certain foreign exchange assets	March 31, 2008
18,000	5,150			Unsecured	March 31, 2008
10,000	8,000			Certain commodities assets	On demand
22,500	17,999			Certain commodities assets	On demand
10,000	2,399			Certain trade finance assets	On demand
10,000			2,001	Certain commodities assets	April 9, 2007

$90,500	$42,897		$2,001

At March 31, 2007 and September 30, 2006, the U.S. dollar equivalents of the components of the net borrowings under the credit facilities were as follows:

(In thousands)	March 31, 2007 U.S. dollar equivalent	September 30, 2006 U.S. dollar equivalent
Payable to banks:
Lines of credit
Danish Krone	$90	$—
Euro	4,515	2,373
Japanese Yen		5
Mexican Peso	238
New Zealand Dollar	7
Norwegian Krona	62
South African Rand		35
Swedish Krona		63
Swiss Franc		42
Thailand Baht		16
United Kingdom Pound Sterling	1,420
United States Dollar	36,565	4,000

Total payable to banks under loans and overdrafts	$42,897	$6,534

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(18)	Capital and Cash Reserve Requirements

INTL Trading is a member of the NASD and is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital in an amount equal to the greater of $100,000, 6-2/3% of aggregate indebtedness, or $2,500 for each security in which a market is made with a bid price over $5 and $1,000 for each security in which a market is made with a bid price of $5 or less with a ceiling of $1,000,000, and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. Equity capital may not be withdrawn if the resulting net capital ratio would exceed 10 to 1. At March 31, 2007, INTL Trading’s net capital was approximately $5,759,000 which was approximately $4,759,000 in excess of its minimum requirement of $1,000,000. Its ratio of aggregate indebtedness to net capital was 1.51 to 1 and the percentage of debt to debt-equity total computed in accordance with Rule 15c3-1(d) was 0%.

INTL Trading is exempt from SEC Rule 15c3-3 pursuant to the exemptive provision under subparagraph (k)(2)(ii) and, therefore, is not required to maintain a “Special Reserve Bank Account for the Exclusive Benefit of Customers”.

(19)	Stock Options

On October 1, 2006 the Company adopted SFAS No. 123(R), Share-Based Payment. For further discussion of this see Note 2, ‘Stock-Based Employee Compensation’.

The Company has two stock option plans, the 1993 Plan and the 2003 Plan (‘the Plans’). The Plans are administered by the Company’s Board of Directors or a committee of the Board. The Plans give broad powers to the Board of Directors to administer and interpret the Plans, including the authority to select the individuals to be granted options and to prescribe the particular form and conditions of each option. Awards may be granted pursuant to the 2003 Plan through December 19, 2012, unless the Board of Directors at its sole discretion elects to terminate the 2003 Plan prior to that date. The Company is not authorized to grant additional options under the 1993 Plan because it expired on January 23, 2003. At March 31, 2007, there were 503,738 additional shares available for grant under the 2003 Plan.

All options are granted at an exercise price equal to the fair market value or, in certain cases, not less than 110% of the fair market value of the Company’s common stock on the date of the grant.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option-pricing model. The weighted average assumptions used during the six months ended March 31, 2007 were as follows:

Expected volatility	66.03%
Expected dividend yield	0.0%
Expected life	3.5 years
Risk-free interest rate	4.53%

The per share weighted average fair values of stock options granted during the six months ended March 31, 2007 was $14.07.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The following table summarizes stock option activity during the quarter ended March 31, 2007:

	Number of options	Weighted average exercise price
Outstanding at September 30, 2006	985,930	$4.47
Granted	103,280	$24.74
Exercised	(230,970)	$4.14
Expired	(31,450)	$22.13

Outstanding at December 31, 2006	826,790	$6.42

The table below provides additional information related to stock options outstanding at March 31, 2007:

	Vested at March 31, 2007	Non-vested at March 31, 2007	Outstanding at March 31, 2007
Number of options	615,200	211,590	826,790
Weighted average:
- Exercise price	$3.57	$14.69	$6.42
- Grant-date fair value	$2.06	$7.83
- Remaining contractual term, in years			3.7
In thousands of dollars:
- Aggregate intrinsic value	$14,985	$2,845	$17,830
- Total compensation cost not yet recognized		$1,288

The total compensation cost not yet recognized of $1,288,000 (for non-vested awards) has a weighted average period of 1.8 years over which the compensation expense is expected to be recognized.

(20)	Restricted Stock

On February 22, 2007 the shareholders of the Company approved the International Assets Holding Corporation 2007 Restricted Stock Plan (“RSP”). The RSP allows for the issuance of up to 750,000 shares of restricted stock. The RSP will terminate on December 18, 2011. All of the employees of the Company and its affiliates, as well as the Company’s non-employee directors will be eligible to participate in the RSP. As of March 31, 2007 no shares had been issued under the plan.

(21)	Segment Analysis

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

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

As discussed in Note 4, the Company records all of its commodities revenues on a gross basis. All of the Company’s other businesses report their revenues on a net basis. Inventory for the commodities business is valued at the lower of cost or market value, under the provision of ARB No. 43. The Company generally mitigates the price risk associated with commodities held in inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under GAAP. In such situations, unrealized gains in inventory are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP. As a result, the Company’s reported commodities trading earnings are subject to significant volatility.

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

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The total revenues reported combine gross revenues for the commodities business and net revenues for all other businesses. In order to reflect the way that the Company’s management views the results, the tables below also reflect the segmental contribution to ‘Operating revenues’, which is shown on the face of the Condensed Consolidated Statements of Operations and which is calculated by deducting physical commodities cost of sales from total revenues.

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

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Information concerning operations in these segments of business is shown in accordance with SFAS No. 131 approximately as follows:

For the six months ended March 31,	2007	2006
	(In thousands)
Total revenues:
International equities market-making	$13,161	$8,353
International debt capital markets	2,146	1,325
Foreign exchange trading	5,482	5,513
Commodities trading	939,525	135,064
Asset management	5,225	319
Other	358	195

Total	$965,897	$150,769

Operating revenues
International equities market-making	$13,161	$8,353
International debt capital markets	2,146	1,325
Foreign exchange trading	5,482	5,513
Commodities trading	(2,410)	1,642
Asset management	5,225	319
Other	358	195

Total	$23,962	$17,347

Net contribution (loss):
(Revenues less cost of sales, clearing and related expenses and variable trader bonus compensation):
International equities market-making	$6,935	$4,200
International debt capital markets	1,691	1,081
Foreign exchange trading	4,267	4,214
Commodities trading	(4,265)	874
Asset management	4,571	312

Total	$13,199	$10,681

Reconciliation of net contribution (loss) to income (loss) before income tax and minority interest:
Net contribution allocated to segments	$13,199	$10,681
Fixed costs not allocated to operating segments	13,976	7,313

Income (loss) before income tax and minority interest	$(777)	$3,368

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31,	2007	2006
	(In thousands)
Total revenues:
International equities market-making	$7,326	$4,992
International debt capital markets	1,276	447
Foreign exchange trading	2,886	3,149
Commodities trading	471,410	122,900
Asset management	3,186	182
Other	156	53

Total	$486,240	$131,723

Operating revenues
International equities market-making	$7,326	$4,992
International debt capital markets	1,276	447
Foreign exchange trading	2,886	3,149
Commodities trading	(47)	198
Asset management	3,186	182
Other	156	53

Total	$14,783	$9,021

Net contribution (loss):
(Revenues less cost of sales, clearing and related expenses and variable trader bonus compensation):
International equities market-making	$3,865	$2,593
International debt capital markets	975	395
Foreign exchange trading	2,271	2,412
Commodities trading	(868)	30
Asset management	2,780	175

Total	$9,023	$5,605

Reconciliation of net contribution (loss) to income before income tax and minority interest:
Net contribution allocated to segments	$9,023	$5,605
Fixed costs not allocated to operating segments	7,743	3,920

Income before income tax and minority interest	$1,280	$1,685

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31,	2007	2006
	(In thousands)
Total assets:
International equities market-making	$43,698	$44,512
International debt capital markets	45,754	36,370
Foreign exchange trading	32,316	29,965
Commodities trading	108,366	65,229
Asset management	29,941	3,971
Other	273	2,017

Total	$260,348	$182,064

(22)	Subsequent events

The Company entered into an agreement on April 30, 2007 to purchase an effective 100% of the common stock of Gainvest Argentina Asset Management S.A., Gainvest S.A. Sociedad Gerente de Fondos Comunes de Inversion, in Argentina; Gainvest do Brasil Ltda., in Brazil; and Gainvest Asset Management Ltd., in British Virgin Islands; and an effective 90% of the common stock of Gainvest Uruguay Asset Management S.A., in Uruguay (together ‘the Gainvest group of companies’). The Gainvest group of companies conducts a specialist local markets securitization and asset management business. The transaction was subject to a number of conditions and closed successfully on May 14, 2007. On this day the Company paid $2,765,000 in cash and issued 78,125 shares to the sellers of the Gainvest group of companies (‘the Sellers’). The Company’s stock closed at $22.34 on Friday, May 11, 2007. At this price the 78,125 shares issued by the Company were worth $1,745,312. Following a post-closing review of the net asset value of the Gainvest group of companies at April 30, 2007, estimated to be $2,500,000, there may be an adjustment to the $2,765,000 cash purchase amount. The Company will consolidate the results, assets and liabilities of the Gainvest group of companies with effect from May 1, 2007. The Company will make a further payment to the Sellers on June 1, 2008 equal to 25% of the aggregate revenues of the Gainvest group of companies earned in the year to April 30, 2008; and a further payment on June 1, 2009 equal to the aggregate revenues of the Gainvest group of companies earned in the year to April 30, 2009. The revenues on which the 25% is calculated will be subject to a minimum threshold and a maximum ceiling of $3.7 million and $10 million in the first year and $5.5 million and $11 million in the second year, respectively.

On May 2, 2007 the Company’s subsidiary, INTL Commodities, completed a $140 million one-year, renewable, revolving syndicated loan facility. The loan proceeds will be used to finance the continued expansion of the activities of INTL Commodities and will be secured by its inventory and receivables. The interest rate on the facility will depend on the ratio of borrowings to equity and will range between 1.625% and 1.875% over the Fed Funds rate.

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

The Company believes that it continues to make significant progress in its effort to build a diversified financial services firm focusing on niche markets. During the last four years, the Company has successfully acquired or established businesses in key product areas and geographic locations. The Company’s activities are currently divided into international equities market-making, international debt capital markets, foreign exchange trading, commodities trading and asset management. As a result of the continued growth in the Company’s various businesses, there is decreasing vulnerability to cycles in individual product areas. The Company believes that its strategy of linking expenses to revenues will also help to lessen the negative impact of adverse market conditions which occur periodically in international securities, commodities and financial markets.

Results of Operations

Set forth below is the Company’s discussion of the results of its operations for the first six months of the fiscal years ending September 30, 2007 and 2006 (respectively ‘YTD 2007’ and ‘YTD 2006’), and the fiscal quarters ended March 31, 2007 and 2006 (respectively ‘Q2 2007’ and ‘Q2 2006’).

The Company’s operating revenues for Q2 2007 increased 64% to $14,783,000 from $9,021,000 for Q2 2006. Operating revenues for Q2 2007 exclude non-GAAP unrealized fair market value inventory gains of $1,688,000, while Q2 2006 operating revenues exclude unrealized gains of $1,043,000. Total non-interest expenses for Q2 2007 were $11,752,000, 71% higher than the $6,859,000 in Q2 2006, while interest expense increased by 267%, to $1,751,000 in Q2 2007 from $477,000 in Q2 2006. The Company’s net income decreased from $1,090,000 during Q2 2006 to net income of $681,000 during Q2 2007. Earnings before interest, taxes, depreciation, amortization and minority interest, adjusted for unrealized fair market value inventory gains (“Adjusted EBITDA”), reconciled to net income increased by 38% from $3,256,000 for Q2 2006 to $4,489,000 for Q2 2007.

There have been significant changes to the nature of the Company’s precious metals operations in fiscal 2007. These changes include the hiring of a platinum group metals trader in London in September 2006 and the establishment in Q2 2007 of a joint venture in Dubai to sell precious metals for physical delivery through a company named INTL Commodities DMCC. As a result of these changes, the physical delivery component of the Company’s precious metals business has begun to outweigh the financial trading component. The Company previously applied the guidelines contained in American Institute of Certified Public Accountants Audit and Accounting Guide, Brokers and Dealers in Securities, to its precious metals business, because the Company considered it to be primarily a financial business. Accordingly, the Company recorded precious metals revenues on a net basis and its precious metals inventories on a marked-to-market basis, as it does in its securities and currency businesses. As a consequence of the significant development of its commodities business into a physical delivery business as discussed above, the Company has changed its accounting policy to record all precious metals revenues on a gross basis and to record all physical precious metals inventories at the lower of cost or market value. As a result, all the Company’s commodities revenues, for both base and precious metals, are recorded gross, and all the Company’s commodities inventories, both base and precious metals, are recorded at the lower of cost or market value. This change in accounting policy is further discussed in note 4 [and note 21] to the Condensed Consolidated Financial Statements.

The comparative gross revenue number for YTD 2006 includes gross revenues for precious metals in Q2 2006 but these numbers were not available for Q1 2006. The effect of the difference between cost and market value of the Company’s precious metals inventory at September 30, 2005, December 31, 2005 and March 31, 2006, respectively, would have been to increase net income after tax by approximately $23,000 in Q1 2006 (the quarter ended December 31, 2005) and by $14,000 in Q2 2006, or a total of $37,000 for YTD 2006. The Company considers these amounts to be non-material and has accordingly not made any adjustment to the comparative revenues or net income to account for the change in differences between cost and market value of precious metals inventory over that period.

As mentioned above, physical commodities inventory is valued at the lower of cost or market value. The Company generally mitigates the price risk associated with commodities held in inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under GAAP. In such situations, unrealized gains in inventory are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP. As a result, the Company’s reported commodities trading earnings are subject to volatility.

At March 31, 2007 the physical commodities inventory was valued at cost of $26,398,000, compared with market value of $38,947,000, meaning that there was an unrealized fair value gain of $12,549,000 in physical commodities inventory that was not recognized under GAAP. $140,000 of this unrealized gain relates to precious metals and $12,410,000 relates to base metals. The value of the unrealized gain at the beginning of Q2 2007 was $10,861,000. The incremental unrealized gain over Q2 2007 was thus $1,688,000.

All of the Company’s other businesses are accounted for on a fair value basis. A comparison of profit and loss by business segment is not a useful guide to the relative economic performance of each business because of the differing accounting treatments.

The total revenues combine gross revenues for the commodities business and net revenues for all other businesses. The Company’s management views ‘Operating revenues’, shown on the face of the Consolidated Statements of Operations and calculated by deducting cost of sales from total revenues, as a more meaningful number than total revenues because it reflects net revenues for all the Company’s businesses.

Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

The following table reflects the sources of the Company’s operating revenues as a percentage of the Company’s total operating revenues for YTD 2007 and YTD 2006.

(Dollar amounts in thousands)	Operating Revenues	Percentage of Total Operating Revenues	Operating Revenues	Percentage of Total Operating Revenues	Percentage Change in Operating Revenues
	YTD 2007	YTD 2007	YTD 2006	YTD 2006	2006-2007
International equities market-making	$13,161	55%	$8,353	48%	58%
International debt capital markets	2,146	9%	1,325	8%	62%
Foreign exchange	5,482	23%	5,513	32%	(1)%
Commodities trading	(2,410)	(10)%	1,642	9%	(247)%
Asset management	5,225	22%	319	2%	Not meaningful
Other	358	1%	195	1%	84%
Total Operating Revenues	$23,962	100%	$17,347	100%	38%

The Company utilizes net contribution to assess performance of the Company’s business segments. Net contribution consists of net operating revenues from each business activity, less direct clearing and clearing related changes and variable trader compensation but before the effects of any minority interests. The following table reflects the sources of the Company’s net contribution as a percentage of the Company’s total net contribution for YTD 2007 and YTD 2006.

(Dollar amounts in thousands)	Net Contribution (Loss)	Percentage of Total Net Contribution	Net Contribution	Percentage of Total Net Contribution	Percentage Change in Net Contributions
	YTD 2007	YTD 2007	YTD 2006	YTD 2006	2006-2007
International equities market-making	$6,935	52%	$4,200	39%	65%
International debt capital markets	1,691	13%	1,081	10%	56%
Foreign exchange	4,267	32%	4,214	40%	1%
Commodities	(4,265)	(32)%	874	8%	(588)%
Asset management	4,571	35%	312	3%	Not meaningful
Other	—	—	—	—	—
Total Net Contribution	$13,199	100%	$10,681	100%	24%

The following table reflects the principal components of the Company’s non-interest expenses as a percentage of the Company’s total non-interest expenses in YTD 2007 and YTD 2006.

(Dollar amounts in thousands)	Period	Percentage of Total Expense	Period	Percentage of Total Expense	Percentage Change in Expense
	YTD 2007	YTD 2007	YTD 2006	YTD 2006	2006-2007
Compensation and benefits	$13,724	64%	$7,378	57%	86%
Clearing and related expenses	4,621	21%	3,805	29%	21%
Occupancy and equipment rental	504	2%	308	2%	64%
Professional fees	873	4%	298	2%	193%

Depreciation and amortization	240	1%	196	2%	22%
Business development	604	3%	409	3%	48%
Insurance	133	1%	96	1%	39%
Other expenses	799	4%	487	4%	64%
Total non-interest expenses	$21,498	100%	$12,977	100%	66%

The following table shows the Company’s Adjusted EBITDA, together with a reconciliation to net income (loss). Adjusted EBITDA rather than EBITDA is a non-GAAP measure that is defined in certain of the Company’s loan covenants. There was a 58% increase in Adjusted EBITDA from YTD 2006 to YTD 2007.

(In thousands)	YTD 2007	YTD 2006
Adjusted EBITDA	$8,879	$5,633
Change in unrealized fair market value gain in physical commodities inventory	(6,522)	(1,266)
Interest income	347	199
Interest expense	(3,241)	(1,002)
Depreciation and amortization	(240)	(196)
Income tax	283	(1,232)
Minority interests	(322)	—
Net income (loss)	$(816)	$2,136

Net Income (Loss). The Company reported a net loss of $816,000 for YTD 2007, which equates to a loss of $0.10 per basic and diluted share. This compares to net income of $2,136,000, or $0.28 per basic share and $0.26 per diluted share, for YTD 2006.

Total Revenues. The Company’s total revenues were $965,897,000 for YTD 2007 compared to $150,769,000 for YTD 2006. Revenues for YTD 2007 include sales of $954,906,000 related to the Company’s commodities business. Of this number, $81,700,000 related to base metals and $873,206,000 related to precious metals. Revenues for YTD 2006 include sales of $132,326,000 related to the Company’s commodities business, of which $27,697,000 related to base metals and $104,629,000 related to precious metals.

The Company believes that operating revenues, which are revenues after deduction of cost of goods sold and are discussed below, provide a more meaningful basis for assessing the Company’s performance.

Cost of Sales of Physical Commodities. The commodities business is reported on a gross basis, showing sales and cost of sales separately. The cost of sales is the cost of commodities sold and delivered to customers or counterparties, including the cost of shipping, handling and storage. For YTD 2007 the cost of sales amounted to $941,935,000. The gross profit on sales of commodities for YTD 2007 was $12,971,000. Of this amount, $6,196,000 related to base metals and $6,775,000 related to precious metals.

Operating Revenues. Total operating revenues increased by 38% from $17,347,000 in YTD 2006 to $23,962,000 in YTD 2007. Operating revenues for YTD 2007 exclude non-GAAP unrealized fair market value gains of $6,523,000 in physical commodities inventory, while YTD 2006 operating revenues similarly exclude unrealized gains of $1,267,000. The segmental results were as follows:

International equities market-making

Revenues in this segment consist principally of net trading revenue from market-making activities in over-the-counter (“OTC”) American Depository Receipts (“ADRs”). Revenues increased by 58% from $8,353,000 in YTD 2006 to $13,161,000 in YTD 2007, as a result of very active market conditions, producing higher trade volumes, particularly in Q2 2007.

International debt capital markets

Revenues in this segment consist of trading revenue and investment gains from market-making and trading in fixed income securities and short term debt instruments, and fee income. International debt capital markets revenue increased by 62% from $1,325,000 in YTD 2006 to $2,146,000 in YTD 2007. The increase was largely due to the receipt in YTD 2007 of fee income of $634,000.

Foreign exchange trading

Revenues in this segment consist principally of net trading revenue derived from buying and selling foreign currencies on a spot basis, as principal, providing the Company’s customers access to and delivery of illiquid currencies of developing countries. Revenues decreased by less than 1%, from $5,513,000 in YTD 2006 to $5,482,000 in YTD 2007. An increase in the number of customer relationships has been offset by decreasing spreads caused by relative stability in the emerging markets served by the Company.

Commodities trading

Operating revenues in this segment consist principally of net trading revenues in base and precious metals and related derivative instruments. Operating revenues from commodities trading decreased from net revenue of $1,642,000 in YTD 2006 to a net loss of $2,410,000 in YTD 2007. Operating revenues for YTD 2007 exclude non-GAAP unrealized fair market value inventory gains of $6,523,000, while YTD 2006 operating revenues similarly exclude unrealized gains of $1,267,000. Precious metals operating revenues amounted to $2,853,000 in YTD 2007, compared with $1,255,000 in YTD 2006; and base metals operating losses amounted to $5,263,000 in YTD 2007, compared with operating revenues of $388,000 in YTD 2006. The increase in precious metals revenues was primarily attributable to increased customer business in the platinum group metals business.

The Company’s earnings volatility is primarily a result of GAAP accounting in the lead business. Lead inventory at March 31, 2007 was $17,884,000 at cost and $30,184,000 at fair market value, a difference representing an unrealized gain at that date of $12,300,000. The unrealized gain in lead inventory at September 30, 2006 was $6,273,000. The net increase in the unrealized gain in inventory over the six months to March 31, 2007 was thus $6,383,000.

Realized and unrealized gains or losses in lead derivative positions are included in ‘Net dealer inventory and investment gains’ in the Condensed Consolidated Statement of Operations. Realized losses during YTD 2007 (i.e. net settlements on derivative positions closed during the quarter) were $8,534,000 and unrealized losses during YTD 2007 (i.e. the net movement on open derivative positions) were $1,267,000. The net open lead derivative positions at March 31, 2007 showed an unrealized loss of $4,805,000.

Precious metals inventory at March 31, 2007 was valued at cost of $5,522,000, compared with a market value of $5,662,000, reflecting an unrealized gain of $140,000 at that date.

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

The INTL Trade Finance Fund became operational during Q2 2007. It invests primarily in global trade finance-related assets and is managed by the Company’s Dubai subsidiary, INTL Capital. It currently has $10 million in funds under management, all of which has been invested by the Company.

Operating revenues from asset management in YTD 2007 were $5,225,000, compared with $319,000 in YTD 2006. Total management fees received in YTD 2007 were $2,763,000 while investment gains were $2,462,000. Third party assets invested in managed funds at March 31, 2007 were approximately $584 million. Of these third party assets, $55 million belong to a principal shareholder of the Company. Third party assets invested in funds managed by INTL Consilium at March 31, 2006 were approximately $350 million, of which $99 million belonged to a principal shareholder of the Company.

Net Contribution. Net contribution consists of revenues, less cost of sales, direct clearing and clearing related charges and variable trader compensation. Variable trader compensation is based on revenues determined on a marked-to-market basis. This coincides with the way revenues are determined under GAAP in all businesses except the commodities business, as outlined in the ‘Operating Revenues’ discussion above, under the sub-heading ‘Commodities trading’. The effect of this is that the Company pays variable compensation in the commodities business on marked-to-market operating revenues even when, under GAAP, the Company might report operating losses, as is the case in the current quarter.

Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. The net contribution allocated to each of the Company’s business segments is $13,199,000 for YTD 2007 compared to $10,681,000 for YTD 2006. Equity market-making revenues are stated before deduction of ADR conversion fees, while net contribution is stated after these fees.

Interest Expense. The Company’s interest expense was $3,241,000 for YTD 2007, compared to $1,002,000 for YTD 2006. The expense in YTD 2007 consisted of $979,000 of interest payable to holders of the Company’s senior subordinated convertible notes, $177,000 of convertible note issuance expense amortized and charged as interest, $363,000 of interest incurred in the Company’s equity and debt capital markets businesses, $325,000 of interest paid to banks in the foreign exchange trading business, $1,080,000 of interest paid in the commodities business and $317,000 of interest paid to banks for general borrowing purposes.

Total Non-interest Expenses. The Company’s total non-interest expenses increased by 66% to $21,498,000 for YTD 2007 from $12,977,000 for YTD 2006. This increase was attributable to the improved performance of the Company’s business on a fully marked-to-market basis, which led to higher variable compensation; and to the expansion of the business – the Company had an average of 69 employees in YTD 2006, compared with an average of 93 employees in YTD 2007, including the ten employees of INTL Consilium consolidated for YTD 2007. The increase was also attributable to the consolidation, with effect from August 1, 2006, of INTL Consilium, with the resulting incorporation of its expenses which, for YTD 2007, amounted to $1,882,000.

Compensation and Benefits. The Company’s compensation and benefit expense increased 86% from $7,378,000 for YTD 2006 to $13,724,000 for YTD 2007. The increase was primarily a consequence of higher staff levels and improved performance, leading to increased variable compensation; and the incorporation of INTL Consilium’s compensation and benefits expense due to the consolidation of its accounts effective August 1, 2006. The Company employed an average of 69 people in YTD 2006 and an average of 93 people in YTD 2007, an increase of 35%, including the ten people employed by INTL Consilium, as consolidated for 2007 only.

The Company has adopted SFAS 123(R) with effect from October 1, 2006, using the “modified prospective” method. Notes 2 and 19 to the Company’s Condensed Consolidated Financial Statements disclose further details of the adoption of SFAS No. 123 (R). The effect of this adoption was to report an expense of $349,000 for YTD 2007, under ‘Compensation and benefits’ in the Condensed Consolidated Statement of Operations. The pro forma compensation expense of options in YTD 2006, based on the grant-date fair value, was $297,000.

Clearing and Related Expenses. Clearing and related expenses increased by 21% from $3,805,000 for YTD 2006 to $4,621,000 for YTD 2007. The total ADR conversion fees were $1,087,000 and $1,229,000 for YTD 2007 and YTD 2006, respectively. The increase in clearing and related expenses was primarily due to the increase in activity in the equity market-making business, though proportionately far less than the increase in revenues. In December 2005 the Company changed its clearing organization to the Broadcort division of Merrill Lynch, Pierce, Fenner & Smith, Inc. The change in clearing firm has resulted in a significantly decreased average ticket charge.

Occupancy and Equipment Rental. Occupancy and equipment rental expense increased by 64% from $308,000 for YTD 2006 to $504,000 for YTD 2007. Additional expenses relate primarily to INTL Consilium, the establishment of new offices in Miami, Dubai and Singapore, and the lease of a replacement office in London.

Professional Fees. Professional fees principally consist of legal, taxation and accounting fees. These fees increased 193% from $298,000 for YTD 2006 to $873,000 for YTD 2007. The increase is primarily the addition of accounting fees for funds managed by INTL Consilium, legal fees for acquisition due diligence, taxation advice and debt origination and structuring.

Depreciation and Amortization. Depreciation and amortization increased 23% from $196,000 for YTD 2006 to $240,000 for YTD 2007. The increase is largely due to depreciation of additional fixed assets in the additional offices.

Business Development Expense. Business development expense increased 48% from $409,000 for YTD 2006 to $604,000 for YTD 2007. More than half of the increase is due to the consolidation of INTL Consilium. In addition there were also significant travel and entertainment increases in most business segments, relating both to the generation of business transactions as well as the establishment of new regional offices.

Insurance Expense. Insurance expense increased 39% from $96,000 in YTD 2006 to $133,000 in YTD 2007 because of increased levels of insurance as the Company’s business has grown.

Other Non-interest Expenses. Other operating expenses increased 64% from $487,000 in YTD 2006 to $799,000 for YTD 2007. The increase was primarily related to general expansion of the Company’s business, in both activity and geographically.

Tax Expense. The Company recognized an income tax benefit of $283,000 for YTD 2007 compared with income tax expense of $1,232,000 for YTD 2006. The Company’s effective income tax rates applied were approximately 36% for YTD 2007 and 37% for YTD 2006.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following table reflects the sources of the Company’s operating revenues as a percentage of the Company’s total operating revenues for Q2 2007 and Q2 2006.

(Dollar amounts in thousands)	Operating Revenues	Percentage of Total Operating Revenues	Operating Revenues	Percentage of Total Operating Revenues	Percentage Change in Operating Revenues
	Q2 2007	Q2 2007	Q2 2006	Q2 2006	2006-2007
International equities market-making	$7,326	49%	$4,992	55%	47%
International debt capital markets	1,276	9%	447	5%	185%
Foreign exchange	2,886	19%	3,149	35%	(8)%
Commodities trading	(47)	(0)%	198	2%	(124)%
Asset management	3,186	22%	182	2%	Not meaningful
Other	156	1%	53	1%	194%
Total Operating Revenues	$14,783	100%	$9,021	100%	64%

The Company utilizes net contribution to assess performance of the Company’s business segments. Net contribution consists of net operating revenues from each business activity, less direct clearing and clearing related charges and variable trader compensation but before the effects of any minority interests. The following table reflects the sources of the Company’s net contribution as a percentage of the Company’s total net contribution for Q2 2007 and Q2 2006.

(Dollar amounts in thousands)	Net Contribution (Loss)	Percentage of Total Net Contribution	Net Contribution	Percentage of Total Net Contribution	Percentage Change in Net Contributions
	Q2 2007	Q2 2007	Q2 2006	Q2 2006	2006-2007
International equities market-making	$3,865	43%	$2,593	46%	49%
International debt capital markets	975	11%	395	7%	147%
Foreign exchange	2,271	25%	2,412	43%	(6)%
Commodities	(868)	(10)%	30	1%	Not meaningful
Asset management	2,780	31%	175	3%	Not meaningful
Other	—	—	—	—	—
Total Net Contribution	$9,023	100%	$5,605	100%	61%

The following table reflects the principal components of the Company’s non-interest expenses as a percentage of the Company’s total non-interest expenses in Q2 2007 and Q2 2006.

(Dollar amounts in thousands)	Period	Percentage of Total Expense	Period	Percentage of Total Expense	Percentage Change in Expense
	Q2 2007	Q2 2007	Q2 2006	Q2 2006	2006-2007
Compensation and benefits	$7,378	62%	$3,785	55%	95%
Clearing and related expenses	2,516	21%	2,059	30%	22%
Occupancy and equipment rental	301	3%	187	3%	61%
Professional fees	601	5%	158	2%	280%

Depreciation and amortization	127	1%	107	2%	19%
Business development	320	3%	245	3%	31%
Insurance	67	1%	52	1%	29%
Other expenses	442	4%	266	4%	66%
Total non-interest expenses	$11,752	100%	$6,859	100%	71%

The following table shows the Company’s Adjusted EBITDA, together with a reconciliation to net income (loss). Adjusted EBITDA rather than EBITDA is a non-GAAP measure that is defined in certain of the Company’s loan covenants. There was a 38% increase in Adjusted EBITDA from Q2 2006 to Q2 2007.

(In thousands)	Q2 2007	Q2 2006
Adjusted EBITDA	$4,489	$3,256
Change in unrealized fair market value gain in physical commodities inventory	(1,688)	(1,043)
Interest income	148	56
Interest expense	(1,751)	(477)
Depreciation and amortization	(127)	(107)
Income tax	(811)	(595)
Minority interests	(130)	—
Net income	$681	$1,090

Net Income (Loss). The Company reported net income of $681,000 for Q2 2007, which equates to earnings of $0.08 per basic and diluted share. This compares to net income of $1,090,000, or $0.14 per basic share and $0.13 per diluted share, for Q2 2006.

Total Revenues. See the discussion under ‘Results of Operations’ above on the Company’s change in accounting policy as it relates to commodities, and the effect on recording of the Company’s commodities revenues.

The Company’s total revenues were $486,240,000 for Q2 2007 compared to $131,723,000 for Q2 2006. Revenues for Q2 2007 include sales of physical commodities of $478,860,000 related to the Company’s commodities business. Of this number, $49,639,000 related to base metals and $429,221,000 related to precious metals. Revenues for Q2 2006 include sales of, $120,513,000 related to the Company’s commodities business, of which $15,884,000 related to base metals and $104,629,000 related to precious metals.

The Company believes that operating revenues, which are revenues after deduction of cost of goods sold and are discussed below, provide a more meaningful basis for assessing the Company’s performance.

Cost of Sales of Physical Commodities. The base metals trading business is reported on a gross basis, showing sales and cost of sales separately. The cost of sales is the cost of commodities sold and delivered to customers and counterparties, including the cost of shipping, handling and storage. For Q2 2007 the cost of sales amounted to $471,457,000, of which $44,987,000 related to base metals and $426,470,000 related to precious metals. The gross profit on sales of commodities for Q2 2007 was $7,403,000.

Operating Revenues. Total operating revenues increased by 64% from $9,021,000 in Q2 2006 to $14,783,000 in Q2 2007. Operating revenues for Q2 2007 exclude non-GAAP unrealized fair market value gains of $1,688,000 in physical commodities inventory, while Q2 2006 operating revenues similarly exclude unrealized gains of $1,044,000. The segmental results were as follows:

International equities market-making

Revenues in this segment consist principally of net trading revenue from market-making activities in over-the-counter (“OTC”) American Depository Receipts (“ADRs”). Revenues increased by 47% from $4,992,000 in Q2 2006 to $7,326,000 in Q2 2007, as a result of increasingly active market conditions, producing higher trade volumes.

International debt capital markets

Revenues in this segment consist of trading revenue and investment gains from market-making and trading in fixed income securities and short term debt instrument; and fee income. International debt capital markets revenue increased by 186% from $447,000 in Q2 2006 to $1,276,000 in Q2 2007. The increase was largely due to the receipt in Q2 2007 of $634,000 in fee income and improved trading revenues.

Foreign exchange trading

Revenues in this segment consist principally of net trading revenue derived from buying and selling foreign currencies on a spot basis, as principal, providing the Company’s customers access to and delivery of illiquid currencies of developing countries. Revenues decreased by 8%, from $3,149,000 in Q2 2006 to $2,886,000 in Q2 2007. An increased customer base was offset by decreasing spreads caused by relative stability in the emerging markets served by the Company.

Commodities trading

Operating revenues in this segment consist principally of net trading revenues in base and precious metals and related derivative instruments. Operating revenues from commodities trading decreased from net revenue of $198,000 in Q2 2006 to a net loss of $47,000 in Q2 2007. Operating revenues for Q2 2007 exclude non-GAAP unrealized fair market value inventory gains of $1,688,000, while Q2 2006 operating revenues similarly exclude unrealized gains of $1,044,000. Precious metals operating revenues amounted to $1,345,000 in Q2 2007, compared with $480,000 in Q2 2006; and base metals operating losses amounted to $1,396,000 in Q2 2007, compared with operating losses of $311,000 in Q2 2006. The increase in precious metals revenues was primarily attributable to the platinum group metals business.

The Company’s earnings volatility is mainly as a result of GAAP accounting in the lead business. Lead inventory at March 31, 2007 was $17,884,000 at cost and $30,184,000 at fair market value, a difference representing an unrealized gain at that date of $12,300,000. The unrealized gain in lead inventory at December 31, 2006 was $10,861,000. The net increase in the unrealized gain in inventory over the three months to March 31, 2007 was thus $1,439,000.

Realized and unrealized gains or losses in lead derivative positions are included in ‘Net dealer inventory and investment gains’ in the Condensed Consolidated Statement of Operations. Realized losses during Q2 2007 (i.e. net settlements on derivative positions closed during the quarter) were $4,283,000 and unrealized gains during Q2 2007 (i.e. the net movement on open derivative positions) were $145,000. The net open lead derivative positions at March 31, 2007 showed an unrealized loss of $4,805,000.

Precious metals inventory at March 31, 2007 was valued at cost of $5,522,000, compared with a market value of $5,662,000, reflecting an unrealized gain of $140,000 at that date.

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

The INTL Trade Finance Fund became operational during Q2 2007. It invests primarily in global trade finance-related assets and is managed by the Company’s Dubai subsidiary, INTL Capital. It currently has $10 million in funds under management, all of which were invested by the Company.

Operating revenues from asset management in Q2 2007 were $3,186,000, compared with $182,000 in Q2 2006. Total management fees received in Q2 2007 were $1,580,000 while investment gains were $1,606,000. Third party assets invested in managed funds at March 31, 2007 were approximately $584,000,000. Of these third party assets, $55 million belong to a principal shareholder of the Company. Third party assets invested in funds managed by INTL Consilium at March 31, 2006 were approximately $350,000,000, of which $99 million belonged to a principal shareholder of the Company.

Net Contribution. Net contribution consists of revenues, less cost of sales, direct clearing and clearing related charges and variable trader compensation. Variable trader compensation is based on revenues determined on a marked-to-market basis. This coincides with the way revenues are determined under GAAP in all businesses except the commodities business, as outlined in the ‘Operating Revenues’ discussion above, under the sub-heading ‘Commodities trading’. The effect of this is that the Company pays variable compensation in the commodities business on marked-to-market operating revenues even when, under GAAP, the Company might report operating losses, as is the case in the current quarter.

Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. The net contribution allocated to each of the Company’s business segments is $9,023,000 for Q2 2007 compared to $5,605,000 for Q2 2006. Equity market-making revenues are stated before deduction of ADR conversion fees, while net contribution is stated after these fees.

Interest Expense. The Company’s interest expense was $1,751,000 for Q2 2007, compared to $477,000 for Q2 2006. The expense in Q2 2007 consisted of $470,000 of interest payable to holders of the Company’s senior subordinated convertible notes, $85,000 of convertible note issuance expense amortized and charged as interest, $161,000 of interest incurred in the Company’s equity and debt capital markets businesses, $205,000 of interest paid to banks in the foreign exchange trading business, $650,000 of interest paid in the commodities business and $177,000 of interest paid to banks for general borrowing purposes.

Total Non-interest Expenses. The Company’s total non-interest expenses increased by 71% to $11,752,000 for Q2 2007 from $6,859,000 for Q2 2006. This increase was attributable to the improved performance of the Company’s business on a fully marked-to-market basis, which led to higher variable compensation; and to the expansion of the business – the Company had an average of 68 employees in Q2 2006, compared with an average of 96 employees in Q2 2007, including the ten employees of INTL Consilium. The increase was also attributable to the consolidation, with effect from August 1, 2006, of INTL Consilium, with the resulting incorporation of its expenses which, for Q2 2007, amounted to $1,085,000.

Compensation and Benefits. The Company’s compensation and benefit expense increased 95% from $3,785,000 for Q2 2006 to $7,378,000 for Q2 2007. The increase was primarily a consequence of higher staff levels and improved performance, leading to increased variable compensation; and the incorporation of INTL Consilium’s compensation and benefit expense due to the consolidation of its accounts effective August 1, 2006. The Company employed an average of 68 people in Q2 2006 and an average of 96 people in Q2 2007, an increase of 41%, including the ten people employed by INTL Consilium.

The Company has adopted SFAS 123(R) with effect from October 1, 2006, using the “modified prospective” method. Notes 2 and 19 to the Company’s Condensed Consolidated Financial Statements disclose further details of the adoption of SFAS No. 123 (R). The effect of this adoption was to report an expense of $198,000 for Q2 2007, under ‘Compensation and benefits’ in the Condensed Consolidated Statement of Operations. The pro forma compensation expense of options in Q2 2006, based on the grant-date fair value, was $140,000.

Clearing and Related Expenses. Clearing and related expenses increased by 22% from $2,059,000 for Q2 2006 to $2,516,000 for Q2 2007. The total ADR conversion fees were $497,000 and $698,000 for Q2 2007 and Q2 2006, respectively. The increase in clearing and related expenses was primarily due to the increase in activity in the equity market-making business, though proportionately far less than the increase in revenues

Occupancy and Equipment Rental. Occupancy and equipment rental expense increased by 61% from $187,000 for Q2 2006 to $301,000 for Q2 2007. Additional expenses relate primarily to INTL Consilium, the establishment of new offices in Miami, Dubai and Singapore and the lease of a replacement office in London.

Professional Fees. Professional fees principally consist of legal, taxation and accounting fees. These fees increased 280% from $158,000 for Q2 2006 to $601,000 for Q2 2007. The increase is primarily the addition of accounting fees for funds managed by INTL Consilium, legal fees for acquisition due diligence, taxation advice and debt origination and structuring.

Depreciation and Amortization. Depreciation and amortization increased 19% from $107,000 for Q2 2006 to $127,000 for Q2 2007. The increase is largely due to depreciation of additional fixed assets in the additional offices.

Business Development Expense. Business development expense increased 31% from $245,000 for Q2 2006 to $320,000 for Q2 2007. The increase was primarily due to the consolidation of INTL Consilium for 2007 as well as increases in most business segments, relating both to the generation of business transactions as well as the establishment of new regional offices.

Insurance Expense. Insurance expense increased 29% from $52,000 in Q2 2006 to $67,000 in Q2 2007 because of increased levels of insurance as the Company’s business has grown.

Other Non-interest Expenses. Other operating expenses increased 66% from $266,000 in Q2 2006 to $442,000 for Q2 2007. The increase was primarily related to general expansion of the Company’s business, in both activity and geographically.

Tax Expense. The Company recognized income tax expense of $469,000 for Q2 2007 compared with income tax expense of $595,000 for Q2 2006. The Company’s effective income tax rates applied were approximately 37% for Q2 2007 and 35% for Q2 2006.

Liquidity and Capital Resources

A substantial portion of the Company’s assets are liquid. The majority of the assets consist of financial instrument inventories, which fluctuate depending on the level of customer business. At March 31, 2007, approximately 74% of the Company’s assets consisted of cash, cash equivalents, receivables from brokers, dealers, clearing organization and customers, marketable financial instruments, and investments in managed funds. All assets are financed by the Company’s equity capital, subordinated convertible notes, bank loans, short-term borrowings from financial instruments sold, not yet purchased and other payables.

The Company’s ability to receive distributions from INTL Trading, the Company’s broker-dealer subsidiary, is restricted by regulations of the SEC and the NASD. The Company’s right to receive distributions from its subsidiaries is also subject to the rights of the subsidiaries’ creditors, including customers of INTL Trading. During YTD 2007 INTL Trading paid dividends of $2,495,000 to the Company.

INTL Trading is subject to the net capital requirements of the SEC and the NASD relating to liquidity and net capital levels. At March 31, 2007, INTL Trading had regulatory net capital of approximately $5,759,000, which was $4,759,000 in excess of its minimum net capital requirement on that date.

The Company’s assets and liabilities may vary significantly from period to period because of changes relating to customer needs and economic and market conditions. The Company’s operating activities generate or utilize cash resulting from net income or loss earned during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the levels of customer activity and financial instruments resulting from trading strategies dictated by prevailing market conditions. The Company’s total assets at March 31, 2007 and September 30, 2006 were $260,348,000 and $199,913,000, respectively.

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

The Company’s borrowing facilities with banks have grown substantially since March 31, 2006. At that time, the Company had bank facilities under which the Company could borrow up to an aggregate of $59,218,000. At March 31, 2007 the Company had facilities with five commercial banks under which the Company could borrow up to $90,500,000.

On May 2, 2007 the Company’s subsidiary, INTL Commodities, completed a $140 million revolving syndicated loan. The loan proceeds will be used to finance the continued expansion of INTL Commodities’ activities and will be secured by INTL Commodities’ inventory and receivables. $42,500,000 of the $90,500,000 facilities referred to in the previous paragraph have rolled into the syndicated loan facility.

In September 2006 the Company completed a private placement of $27,000,000 of 7.625% subordinated convertible notes (‘the Notes’). The Notes mature in September 2011. They are convertible at any time at the option of the Noteholder at an initial conversion price of $25.50 per share. One Noteholder converted $2,000,000 in principal amount of the Notes, together with accrued interest, in December 2006 into a total of 79,562 shares of common stock of the Company. The Notes contain customary anti-dilutive provisions. At the current conversion price, conversion of the remaining $25,000,000 of Notes would result in the issue of 980,393 new shares of common stock. The Company may require conversion at any time after March 22, 2008 if the dollar volume-weighted average share price exceeds 150% (or $38.25 at the initial conversion price) for 20 out of any 30 consecutive trading days. Noteholders may redeem their Notes at par if the interest coverage ratio set forth in the Notes is less than 2.75 for the twelve-month period ending December 31, 2009. The Company may redeem the Notes at 110% of par on March 11, 2010.

In July 2004 the Company completed the acquisition of INTL Global Currencies. The final quarterly earn-out installment of $400,000 was paid on March 1, 2007 to the sellers of INTL Global Currencies. With approximately $1.8 million having been paid to the sellers over the past four quarters, the completion of these payments will have a material positive effect on the Company’s cash flow.

During the quarter, the Company invested a total of $10.0 million in the INTL Trade Finance Fund Limited, which is managed by its Dubai subsidiary, INTL Capital.

During November 2006 the Company announced a joint venture in Dubai to pursue commodities trading opportunities and the hiring of a senior executive to explore business opportunities in the Far East. During Q2 2007 the Company invested $2.0 million of capital in the Dubai joint venture, a company named INTL Commodities DMCC, which is not yet fully operational. The Company has established subsidiaries in Singapore and Hong Kong but these companies are also not yet fully operational and to date there has been no significant capital demand from either of them.

The Company’s cash and cash equivalents decreased from approximately $38 million at September 30, 2006 to approximately $27 million at March 31, 2007, a net decrease of approximately $11 million. Net cash of $36 million was used in operating activities, $13 million in investing activities and net cash of $38 million was provided by financing activities, of which approximately $36 million was from banks and approximately $2 million from the exercise of stock options and tax benefits on stock options exercised. The aggregate amounts payable to lenders under loans and overdrafts at March 31, 2007 was $43 million.

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

Physical Commodities Inventory. Physical commodities inventory is valued at the lower of cost or market value, determined using the specific identification weighted average price method. The Company separately discloses the value of commodities in process, which include commodities in the process of being recycled, and finished commodities. The Company generally seeks to mitigate the price risk associated with physical commodities held in inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under GAAP. Any unrealized gains in physical commodities inventory are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP. As a result, the Company’s reported commodities trading earnings are subject to volatility.

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

See also note 16 to the Condensed Consolidated Financial Statements, ‘Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk’.

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

Management believes that the volatility of earnings is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of the Company’s daily revenue, determined on a marked-to-market basis, during the six months to March 31, 2007.

In the Company’s securities market-making and trading activities, the Company maintains inventories of equity and debt securities. In the Company’s commodities market-making and trading activities, the Company’s positions include physical inventories, forwards, futures and options. The Company’s commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. The Company monitors the aggregate position for each commodity in equivalent physical ounces or metric tons. The table below illustrates, for the six months to March 31, 2007, the Company’s average, greatest long, greatest short and minimum day-end positions by business segment.

Six months to March 31, 2007 (In thousands)	Average	Greatest Long	Greatest Short	Minimum Exposure
Equity Aggregate of Long and Short	$9,402	$17,631	n/a	$0
Equity Net of Long and Short	$100	$6,548	$(4,045)	$0
Debt Aggregate of Long and Short	$437	$1,107	n/a	$164
Debt Net of Long and Short	$364	$752	$86	$86
Foreign Currency Aggregate of Long and Short	$5,500	$12,158	n/a	$2,434
Foreign Currency Net of Long and Short	$2,112	$5,301	$(6,101)	$251
Gold	$49	$900	$(950)	$0
Silver	$77	$871	$(126)	$0
Platinum group metals	$865	$3,120	$(1,067)	$0
Lead	$313	$3,932	$(1,374)	$0
Other base metals	$63	$3,255	$(2,990)	$0

ITEM 4.	CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-Q, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the quarter ended March 31, 2007.

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

PART II – OTHER INFORMATION

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

The Company’s annual meeting of shareholders was held on February 22, 2007. The shareholders elected the following seven persons to serve as directors: Diego J. Veitia, Sean M. O’Connor, Scott J. Branch, Robert A. Miller, John Radziwill, Justin R. Wheeler and John M. Fowler. The shareholders also ratified the appointment of Rothstein, Kass & Company, P.C. to audit the consolidated financial statements of the Company and its subsidiaries for the fiscal year ending September 30, 2007. Four other resolutions approved the increase in the Company’s authorized common stock from 12,000,000 shares to 17,000,000; the decrease in the Company’s preferred stock from 5,000,000 shares to 1,000,000 shares; the approval of the Company’s 2007 Restricted Stock Plan; and the approval of the Company’s 2007 Executive Performance Plan.

The numbers of shares voted with respect to each matter considered at the annual meeting were as follows:

Election of Directors	Votes For	Votes Withheld
Diego J. Veitia	7,522,234	70,842
Sean M. O’Connor	7,538,819	37,672
Scott J. Branch	7,538,919	37,472
Robert A. Miller	7,539,911	35,488
John Radziwill	7,544,499	26,312
Justin R. Wheeler	7,544,269	26,772
John M. Fowler	7,544,519	26,272

Ratification of Rothstein, Kass & Company, P.C. as auditors	Votes For	Votes Against	Votes Abstain
	7,532,950	9,958	23,733

Approval of increase in Company’s authorized common stock	Votes For	Votes Against	Votes Abstain
	7,473,170	68,875	24,596

Approval of decrease in Company’s authorized preferred stock	Votes For	Votes Against	Votes Abstain
	5,296,172	10,843	12,341

Approval of 2007 Restricted Stock Plan	Votes For	Votes Against	Votes Abstain
	5,182,110	112,612	24,634

Approval of 2007 Executive Performance Plan	Votes For	Votes Against	Votes Abstain
	5,237,879	58,199	23,278

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

(31.1)	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

(31.2)	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

(32.1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

On May 4, 2007 the Company filed a current report on Form 8-K disclosing the entry into a material definitive agreement to purchase shares in the Gainvest group of companies.

On March 16, 2007 the Company filed a current report on Form 8-K disclosing the adoption of a Rule 10b5-1 trading plan by an officer of the Company.

On March 2, 2007 the Company filed a current report on Form 8-K disclosing the adoption of a Rule 10b5-1 trading plan by an officer of the Company, in conjunction with the exercise of options.

On February 26, 2007 the Company filed an amended current report on Form 8-K/A disclosing the adoption of a Rule 10b5-1 trading plan by an officer of the Company in conjunction with the exercise of options.

On February 26, 2007 the Company filed a current report on Form 8-K disclosing the adoption of a Rule 10b5-1 trading plan by an officer of the Company in conjunction with the exercise of options.

On February 20, 2007 the Company filed a current report on Form 8-K disclosing the furnishing of Results of Operations and Financial Condition for the fiscal quarter ended December 31, 2006, Regulation FD Disclosure and Financial Statements and Exhibits.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ASSETS HOLDING CORPORATION

Date 05/15/2007	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date 05/15/2007	/s/ Brian T. Sephton
Brian T. Sephton
Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No	Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.