Form 10-Q
period 2007-06-30
INTERNATIONAL ASSETS HOLDING CORP
filed 2007-08-14
CIK 913760

United States Securities and Exchange Commission

Washington D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The issuer had 8,241,918 outstanding shares of common stock as of August 10, 2007.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	June 30, 2007	September 30, 2006
	(Unaudited)	(Audited)
Assets
Cash	$27,554	$26,470
Cash and cash equivalents deposited with brokers, dealers and clearing organization	12,259	11,559
Receivable from brokers, dealers and clearing organization	42,139	8,124
Receivable from customers	46,296	26,884
Financial instruments owned, at fair value	185,372	84,620
Physical commodities inventory, at cost	28,130	15,306
Trust certificates, at fair value	11,217	12,764
Prepaid income taxes	3,167	3,252
Investment in managed funds, at fair value	15,614	1,246
Deferred income tax asset, net	3,828
Fixed assets and leasehold improvements at cost, net of accumulated depreciation and amortization	2,183	711
Intangible assets, net of accumulated amortization	1,046	279
Goodwill	7,339	6,328
Debt issuance costs, net	1,257	1,599
Other assets	2,910	771

Total assets	$390,311	$199,913

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$2,996	$1,464
Financial instruments sold, not yet purchased, at fair value	171,381	110,147
Payable to lenders under loans and overdrafts	83,126	6,534
Payable to brokers, dealers and clearing organization	16,514	9,919
Payable to customers	46,317	2,812
Accrued compensation and benefits	4,721	4,203
Income taxes payable	1,781	842
Deferred income taxes, net		1,535
Deferred acquisition consideration payable		791
Other liabilities	550	433

	327,386	138,680
Convertible subordinated notes payable, due September 20, 2011, net of $108 debt discount at June 30, 2007 and $141 at September 30, 2006	24,893	26,859

Total liabilities	352,279	165,539

Minority owners interest in consolidated entities	2,686	431

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 17,000,000 shares; issued and outstanding 8,240,568 shares at June 30, 2007 and 7,839,721 shares at September 30, 2006	82	78
Additional paid-in capital	36,412	30,457
Retained (deficit) earnings	(1,150)	3,408
Accumulated other comprehensive income:
Currency translation adjustments	2

Total stockholders’ equity	35,346	33,943

Total liabilities and stockholders’ equity	$390,311	$199,913

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the nine months ended June 30, 2007 and 2006

(In thousands, except per share amounts)

(Unuadited)

	2007	2006
Revenues:
Sales of physical commodities	$2,363,340	$305,644
Net dealer inventory and investment gains	5,981	30,406
Asset management fees	5,484
Equity in income from asset management joint venture		275
Other	2,427	943

Total revenues	2,377,232	337,268
Cost of sales of physical commodities	2,343,782	305,805

Operating revenues	33,450	31,463
Interest expense	5,700	1,627

Net revenues	27,750	29,836

Non-interest expenses:
Compensation and benefits	20,863	12,336
Clearing and related expenses	7,815	5,868
Occupancy and equipment rental	793	455
Professional fees	1,538	542
Depreciation and amortization	442	305
Business development	1,231	773
Insurance	221	152
Other	1,314	795

Total non-interest expenses	34,217	21,226

Income (loss) before income tax and minority interest	(6,467)	8,610

Income tax expense (benefit)	(2,326)	3,188

Income (loss) before minority interest	(4,141)	5,422
Minority interest in income of consolidated entities	417

Net income (loss)	$(4,558)	$5,422

Earnings (loss) per share:
Basic	$(0.57)	$0.72

Diluted	$(0.57)	$0.66

Weighted average number of common shares outstanding:
Basic	8,033	7,570

Diluted	8,033	8,263

Net income (loss)	$(4,558)	$5,422
Other comprehensive income:
Currency translation adjustments	2

Total comprehensive income (loss)	$(4,556)	$5,422

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

For the three months ended June 30, 2007 and 2006

(In thousands, except per share amounts)

(Unuadited)

	2007	2006
Revenues:
Sales of physical commodities	$1,408,433	$173,317
Net dealer inventory and investment gains (losses)	(869)	12,787
Asset management fees	2,723
Equity in income from asset management joint venture		59
Other	1,048	331

Total revenues	1,411,335	186,494
Cost of sales of physical commodities	1,401,847	172,383

Operating revenues	9,488	14,111
Interest expense	2,459	621

Net revenues	7,029	13,490

Non-interest expenses:
Compensation and benefits	7,139	4,958
Clearing and related expenses	3,194	2,062
Occupancy and equipment rental	289	147
Professional fees	665	244
Depreciation and amortization	202	109
Business development	627	363
Insurance	87	56
Other	516	309

Total non-interest expenses	12,719	8,248

Income (loss) before income tax and minority interest	(5,690)	5,242

Income tax expense (benefit)	(2,043)	1,956

Income (loss) before minority interest	(3,647)	3,286
Minority interest in income of consolidated entities	95

Net income (loss)	$(3,742)	$3,286

Earnings (loss) per share:
Basic	$(0.46)	$0.43

Diluted	$(0.46)	$0.39

Weighted average number of common shares outstanding:
Basic	8,197	7,710

Diluted	8,197	8,398

Net income (loss)	$(3,742)	$3,286
Other comprehensive income:
Currency translation adjustments	2

Total comprehensive income (loss)	$(3,740)	$3,286

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the nine months ended June 30, 2007 and 2006

(In thousands)

(Unuadited)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$(4,558)	$5,422
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	442	306
Income tax benefit on stock awards exercised		360
Deferred income taxes	(4,778)	228
Amortization of debt issuance costs and debt discount	263
Convertible debt interest settled in company stock upon partial conversion	29
Equity in income from asset management joint venture		(275)
Minority interest	417
Amortization of stock-based compensation expense	543	21
Unrealized investment gain from INTL Consilium managed funds	(868)	(175)
Changes in operating assets and liabilities:
Receivable from brokers, dealers and clearing organization	(33,729)	(1,596)
Receivable from customers	(19,860)	(5,453)
Financial instruments owned, at fair value	(96,505)	2,203
Physical commodities inventory, at cost	(12,824)	(9,594)
Prepaid income taxes	85
Other assets	(1,442)	118
Accounts payable and accrued expenses	1,160	444
Financial instruments sold, not yet purchased, at fair value	63,558	(3,960)
Payable to brokers, dealers and clearing organization	6,595	(1,255)
Payable to customers	38,740	6,415
Accrued compensation and benefits	434	1,762
Income taxes payable	313	1,042
Other liabilities	(151)	(9)

Net cash used in operating activities	(62,136)	(3,996)

Cash flows from investing activities:
Distribution of earnings from equity accounted joint venture		296
Capital contribution of consolidated joint venture partner	2,000
Capital distribution of consolidated joint venture partner	(757)
Cash acquired with acqusition of Gainvest	2,223
Payments related to acquisition of Gainvest	(2,778)
Payments related to acquisition of INTL Global Currencies	(801)	(1,199)
Investment in managed funds	(13,500)	(1,005)
Investment withdrawals from managed funds		2,000
Purchase of fixed assets, leasehold improvements	(817)	(344)

Net cash used in investing activities	(14,430)	(252)

Cash flows from financing activities:
Payable to lenders under loans and overdrafts	76,592	6,664
Exercise of stock options	972	1,980
Income tax benefit on stock awards exercised	784

Net cash provided by financing activities	78,348	8,644

Effect of foreign exchange translation rates	2
Net increase in cash and cash equivalents	1,784	4,396

Cash and cash equivalents at beginning of period	38,029	20,242

Cash and cash equivalents at end of period	$39,813	$24,638

Supplemental disclosure of noncash investing activities:
Cash paid for interest	$4,806	$1,576

Income taxes paid	$1,293	$1,569

Supplemental disclosure of noncash investing activities:
Partial release of trust certificates	$2,939	$1,441

Additional goodwill in connection with acquisition of INTL Global Currencies	$10	$—

Estimated beginning fair value of assets and (liabilities) received in acqusition of Gainvest (unaudited):
Assets acquired	$8,746	$—
Liabilities assumed	(5,959)	—
Minority owners interest	(9)	—

Total net assets acquired	$2,778	$—

Identified intangible assets in connection with acquisition of Gainvest	$850	$—

Additional goodwill in connection with acquisition of Gainvest	$1,001	$—

Issuance of common stock related to Gainvest acqusition	$1,745	$—

Supplemental disclosure of noncash financing activities:
Conversion of subordinated notes to common stock, net of debt issuance costs of $112	$1,888	$—

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2007

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

Current Subsidiaries and Operations

As used in this Form 10-Q, the term “Company” refers, unless the context requires otherwise, to International Assets Holding Corporation and its subsidiaries on a consolidated basis. The consolidated financial statements include the accounts of International Assets Holding Corporation, its subsidiaries and variable interest entities of which it is the primary beneficiary. The Company’s subsidiaries are INTL Trading, Inc. (‘INTL Trading’), INTL Assets, Inc. (‘INTL Assets’), INTL Holding (U.K.) Limited (‘INTL Holding (U.K.)’), INTL Global Currencies Limited (‘INTL Global Currencies’), INTL Commodities, Inc. (‘INTL Commodities’), INTL Commodities Mexico S de RL de CV (‘INTL Mexico’), INTL Capital Limited (‘INTL Capital’), INTL Asia Pte. Ltd, IAHC (Bermuda) Ltd., Gainvest Argentina Asset Management S.A., Gainvest S.A. Sociedad Gerente de Fondos Comunes de Inversion, Gainvest do Brasil Ltda., Gainvest Asset Management Limited, Gainvest Uruguay Asset Management S.A., INTL Capital and Treasury Global Ltd. (Nigeria), INTL Global Currencies (Asia) Ltd. and INTL Netherlands B.V. The accounts of INTL Consilium, LLC (‘INTL Consilium’), which has been treated as a variable interest entity and in which International Assets Holding Corporation has been the primary beneficiary since August 1, 2006, are also included in the condensed consolidated financial statements. The accounts of INTL Commodities DMCC (see note 5), which has been treated as a variable interest entity and in which International Assets Holding Corporation is the primary beneficiary, are also included in the condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company operates as a wholesale international financial firm in five business segments – international equities market making, international debt capital markets, foreign exchange trading, commodities trading and asset management. The majority of the trading and market-making activities are undertaken as principal in order to provide institutional customers with efficient execution and liquidity in these markets. To a lesser extent the Company also takes proprietary positions in these markets. The Company:

•	is a leading U.S. market-maker in select foreign securities, including unlisted American Depository Receipts (“ADRs”) and foreign common shares;

•	trades actively in a wide variety of international debt instruments and arranges international debt transactions and local market securitizations;

•	trades currencies, focusing on illiquid currencies of developing countries;

•	provides a full range of trading and hedging capabilities in select precious metals and base metals to producers, refiners, recyclers and consumers, including trading of physical metals; and

•	provides investment advisory services.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(2)	Stock-Based Employee Compensation

On October 1, 2006 the Company adopted Statement of Financial Standards (‘SFAS’) No. 123(R), Share-Based Payment, using the “modified prospective method”. Under SFAS No. 123(R), the grant-date fair values of stock-based awards that require future service are amortized over the relevant service periods. Prior to the adoption of SFAS No. 123(R), the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘APB 25’), and related interpretations in accounting for its stock option plans. Since options that were granted prior to the adoption of SFAS No. 123(R) were granted with exercise prices at, or higher than, the then market value, no compensation expense had been recognized for the fair values of such grants under APB 25.

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

The effect of adopting SFAS No. 123(R) was an expense of $533,000 and $184,000 for the nine months and the three months ended June 30, 2007, respectively. This expense is included in ‘Compensation and Benefits’ in the Condensed Consolidated Statements of Operations.

Prior to adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from stock-based compensation as cash flows from operating activities in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires cash flows resulting from tax deductions in excess of grant-date fair values of stock-based awards to be included in cash flows from financing activities. The income tax benefit on stock awards exercised of $784,000 related to stock-based compensation included in cash flows from financing activities for the nine months ended June 30, 2007 would previously have been included in cash flows from operating activities.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

If the Company had determined compensation expense for the Company’s options based on the grant-date fair values in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, in the nine months and the three months ended June 30, 2006, the Company’s net income and earnings per share amounts for that period would have been as follows:

In thousands, except earnings per share		Nine months ended June 30, 2006	Three months ended June 30, 2006
Net income	As reported	$5,422	$3,286
Compensation expense determined under fair value based method, net of tax	Pro forma	$(429)	$(132)

Net income	Pro forma	$4,993	$3,154

Basic earnings per share	As reported	$0.72	$0.43
	Pro forma	$0.66	$0.41
Diluted earnings per share	As reported	$0.66	$0.39
	Pro forma	$0.60	$0.38

For further information on the Company’s stock options, see note 20 below.

(3)	Effects of Recent Accounting Pronouncements and Interpretations

There have been no accounting pronouncements or interpretations since the date of preparation of the Company’s consolidated financial statements for the fiscal year ended September 30, 2006 that have had a material effect on the Company.

(4)	Change in Accounting Policy

There have been significant changes to the nature of the Company’s precious metals operations in fiscal 2007. These changes include the hiring of a platinum group metals trader in London in September 2006 and the establishment in February 2007 of a joint venture in Dubai to sell precious metals for physical delivery through a company named INTL Commodities DMCC. As a result of these changes the physical delivery component of the Company’s precious metals business has begun to outweigh the financial trading component. The Company previously applied the guidelines contained in American Institute of Certified Public Accountants Audit and Accounting Guide, Brokers and Dealers in Securities, to its precious metals business, because the Company considered it to be primarily a financial business. Accordingly, the Company recorded precious metals revenues on a net basis and its precious metals inventories on a marked-to-market basis, as it does in its securities and currency businesses. As a consequence of the significant development of its commodities business into a physical delivery business as discussed above, with effect from Q2 2007 the Company changed its accounting policy to record all precious metals revenues on a gross basis in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19 and to record all physical precious metals inventories at the lower of cost or market value in accordance with Accounting Research Bulletin (“ARB”) No. 43. As a result, all the Company’s commodities revenues, for both base and precious metals, are recorded gross, and all the Company’s commodities inventories, both base and precious metals, are recorded at the lower of cost or market value.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Below are the adjustments related to the change in accounting policy discussed above:

(in thousands)	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2006
	previously reported	adjustments	as adjusted
Sales of physical commodities	$54,289	251,355	305,644

Net dealer inventory and investment gains	30,607	(201)	30,406
Total revenues	86,114	251,154	337,268
Cost of sales of physical commodities	54,651	251,154	305,805
Operating revenues	31,463	—	31,463

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2006	Three Months Ended June 30, 2006
	previously reported	adjustments	as adjusted
Sales of physical commodities	$26,592	146,725	173,317

Net dealer inventory and investment gains	15,415	(2,628)	12,787
Total revenues	42,397	144,097	186,494
Cost of sales of physical commodities	28,286	144,097	172,383
Operating revenues	14,111	—	14,111

(5)	New Variable Interest Entity

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

On February 4, 2007, the Company entered into an agreement with Mr. Nilesh Kumar Naval Ved (‘Ved’) of Dubai, United Arab Emirates to form INTL Commodities DMCC (‘DMCC’). DMCC is a physical precious metals trading business in the Middle East. During February 2007 the Company and Ved each made a capital contribution of $2,000,000 to DMCC for a 50/50 ownership.

An analysis in terms of FIN 46(R) determined that DMCC is a variable interest entity and the Company its primary beneficiary. The primary factors that contributed to this conclusion are that the Company is required to provide mezzanine financing up to $11 million to DMCC; and that the Company is responsible for the day-to-day supervision of the business. With effect from its establishment on February 4, 2007 the Company has consolidated DMCC as a variable interest entity.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(6)	Basic and Diluted Earnings (Loss) per Share

Basic earnings per share have been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Options to purchase 101,250 shares of common stock were excluded from the calculation of diluted earnings per share for the nine months ended June 30, 2006 because the exercise prices of these options exceeded the average market price of the common stock for the period (i.e. they were anti-dilutive). No options to purchase shares of common stock or convertible subordinated notes payable which are convertible into common shares were considered in the calculation of diluted loss per share for the nine months and three months ended June 30, 2007 because of the anti-dilutive impact of the potential common shares, due to the net losses in 2007. Options to purchase 68,750 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2006 because the exercise prices of these options exceeded the average market price of the common stock for the period (i.e. they were anti-dilutive).

For the nine months ended June 30,	2007	2006
	(In thousands, except per share amounts)
Diluted earnings (loss) per share
Numerator:
Net income (loss)	$(4,558)	$5,422
Denominator:
Weighted average number of:
Common shares outstanding	8,033	7,570
Dilutive potential common shares outstanding	0	693

	8,033	8,263

Diluted earnings (loss) per share	$(0.57)	$0.66

For the three months ended June 30,	2007	2006
Diluted earnings per share
Numerator:
Net income (loss)	$(3,742)	$3,286
Denominator:
Weighted average number of:
Common shares outstanding	8,197	7,710
Dilutive potential common shares outstanding	0	688

	8,197	8,398

Diluted earnings (loss) per share	$(0.46)	$0.39

(7)	Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

(8)	Acquisition of Gainvest Group of Companies

On May 14, 2007 the Company completed the acquisition of 100% of the common stock of Gainvest Argentina Asset Management S.A. and Gainvest S.A. Sociedad Gerente de Fondos Comunes de Inversion, in Argentina; Gainvest do Brasil Ltda., in Brazil; and Gainvest Asset Management Ltd., in the British Virgin

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Islands; and an effective 90% of the common stock of Gainvest Uruguay Asset Management S.A., in Uruguay (together ‘the Gainvest group of companies’). The Gainvest group of companies conducts a specialist local markets securitization and asset management business. The Company has made cash payments of $2,778,000 and issued 78,125 common shares of the Company valued at $22.34 each, being the closing price on the day before their issue, or $1,745,000 in total. The payments consisted of $2,778,000 for the value of the net assets received. A difference of $50,000 related to unrecorded bonus accruals will be netted against payment of the first earn-out installment. In addition, the Company has accrued $156,000 for legal and accounting related fees and capitalized as part of the transaction. The Company will make a further payment to the Sellers on June 1, 2008 equal to 25% of the aggregate revenues of the Gainvest group of companies earned in the year to April 30, 2008; and a further payment on June 1, 2009 equal to 25% of the aggregate revenues of the Gainvest group of companies earned in the year to April 30, 2009. The revenues on which the 25% is calculated will be subject to a minimum threshold and a maximum ceiling of $3.7 million and $10 million in the first year and $5.5 million and $11 million in the second year, respectively.

The Company has consolidated the results, assets and liabilities of the Gainvest group of companies with effect from May 1, 2007. The Company funded the acquisition from its existing working capital.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company has obtained a third-party valuation of certain intangible assets included in the purchase acquisition.

In thousands
Cash	$247
Cash and cash equivalents deposited with brokers, dealers and clearing organization	1,976
Receivable from brokers, dealers and clearing organization	286
Receivable from customers	329
Financial instruments owned, at fair value	4,247
Fixed assets and leasehold improvements at cost, net of accumulated depreciation and amortization	978
Intangible assets, net of accumulated amortization	36
Other assets	647

Total assets	8,746

Payable to customers	4,765
Accrued compensation and benefits	84
Accrued expenses	216
Income taxes payable	626
Other liabilities	268

Total liabilities	5,959
Minority owners interest	9

Sub-total net assets acquired	$2,778

Intangible assets identified from third party valuation	850
Goodwill	1,001

Net purchase price	$4,629

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets. The amortization of identified intangible assets is not deductible for tax purposes. Additional consideration or adjustments will be recorded in the consolidated financial statements as goodwill.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The following table shows pro forma unaudited amounts for operating revenue, net income or loss and earnings or loss per share, assuming the acquisition of Gainvest had been made on October 1, 2005:

For the nine months ended June 30,	2007	2006
	(In thousands, except per share amounts)
Operating revenues	$36,425	$34,216

Net income (loss)	$(3,777)	$6,013

Earnings (loss) per share:
Basic	$(0.47)	$0.79
Diluted	$(0.47)	$0.72

For the three months ended June 30,	2007	2006
Operating revenues	$10,056	$15,038

Net income (loss)	$(3,428)	$3,397

Earnings (loss) per share:
Basic	$(0.42)	$0.44
Diluted	$(0.42)	$0.40

(9)	Goodwill

The Company acquired the specialist local markets securitization and asset management business of the Gainvest group of companies in May 2007. The purchase price paid by the Company for the acquisition exceeded the net asset value received by $1,851,000. Of this amount, $850,000 was allocated to intangible assets and the balance of $1,001,000 was treated as goodwill. The Company will make a further payment to the Sellers on June 1, 2008 equal to 25% of the aggregate revenues of the Gainvest group of companies earned in the year to April 30, 2008; and a further payment on June 1, 2009 equal to the aggregate revenues of the Gainvest group of companies earned in the year to April 30, 2009. The revenues on which the 25% is calculated will be subject to a minimum threshold and a maximum ceiling of $3.7 million and $10 million in the first year and $5.5 million and $11 million in the second year, respectively. These subsequent payments will be accrued as additional goodwill if and when the future minimum revenue thresholds are achieved.

The Company acquired the foreign exchange business of INTL Global Currencies in 2004. The purchase price paid by the Company for the acquisition exceeded the net asset value received by $2,488,000. Of this amount, $350,000 was allocated to intangible assets and the balance of $2,138,000 was treated as goodwill. The Company has paid in full the additional goodwill of $4,200,000 under the earn-out provisions of the purchase agreement. The additional goodwill was calculated for each period as each earn-out payment was earned and an adjustment was recorded to goodwill. The Company has made eight earn-out installments totaling $4,200,000 pursuant to the earn-out provisions of the purchase agreement, which fully satisfies the Company’s obligations under the 2004 Purchase Agreement.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The goodwill related to acquisitions is as follows:

(in thousands)	INTL Global Currencies	Gainvest Group	Total Goodwill
Cash premium paid to sellers	$1,000	$—
Cash paid for net assets received	3,577	2,778
Other	(50)	(50)
Legal and accounting fees	66	156
Value of 150,000 common shares at $9.81 per share	1,472
Value of 78,125 common shares at $22.34 per share		1,745

Total payments of cash and shares	6,065	4,629

Less: Fair value of net assets received	3,577	2,778

Less: Intangible assets identified by independent valuation	350	850

Initial goodwill	2,138	1,001
Additional goodwill under earnout based on revenues	4,200	—

Total goodwill	$6,338	$1,001	$7,339

(10)	Convertible Subordinated Notes and Related Debt Issuance Costs

On September 20, 2006, the Company issued $27.0 million in aggregate principal amount of the Company’s senior subordinated convertible notes due 2011 (‘the Notes’). The Notes are general unsecured obligations of the Company. The Notes bear interest at the rate of 7.625% per annum, payable quarterly in arrears commencing on October 1, 2006.

The Notes are convertible by the holders at any time following their issuance into shares of common stock of the Company, at an initial conversion price of $25.50 per share. During May 2007 the conversion price was reduced to $25.47 per share due to the issuance of shares for the Gainvest acquisition, in accordance with the anti-dilution provisions of the Notes. The maturity date of the Notes is the fifth anniversary of their issuance. During December 2006, Notes with a principal balance of $2.0 million were converted into 78,432 common shares at the election of a Noteholder. In addition, accrued interest payable under the converted notes of approximately $29,000 was paid via the issuance of 1,130 common shares.

Debt issuance costs of $1,606,000 were incurred in connection with the issuance of the Notes. The total debt issuance costs are amortized over the life of the Notes (through September 20, 2011) and charged to interest expense. Total interest amortization expense for the debt issuance costs for the nine months and three months ended June 30, 2007 were $228,000 and $74,000, respectively. In connection with the December 2006 conversion of $2.0 million in principal of the Notes to 78,432 common shares, a proportion of debt issuance costs of $112,000 was charged to additional paid in capital as part of the capitalization of the newly issued common shares.

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

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Accordingly, the Company recorded a liability of $141,000 and a corresponding discount to the value of the Notes, of which $33,000 and $11,000 was amortized and charged to interest expense for the nine months and three months ended June 30, 2007, respectively.

(11)	Investment in INTL Consilium

The Company accounted for its investment in INTL Consilium under the equity method prior to August 1, 2006. For the nine months and three months ended June 30, 2006 the Company recorded income of $275,000 and $59,000, respectively, for its 50.1% share of INTL Consilium’s income for these periods. Below are the unaudited condensed statements of operations for the nine months and three months ended June 30, 2006 and the condensed balance sheet of INTL Consilium as of June 30, 2006.

INTL Consilium, LLC

Condensed Statements of Operations

(In thousands)

For the nine months ended June 30,	(unaudited) 2006
Total revenues	$1,660
Expenses	1,111

Net income	$549

For the three months ended June 30,	2006
Total revenues	$516
Expenses	398

Net income	$118

INTL Consilium, LLC

Condensed Balance Sheet

(In thousands)

(unaudited) June 30, 2006
Assets
Cash	$333
Management and investment advisory fees receivable	278
Investment in INTL Consilium managed funds	301
Property and equipment, net	34
Other assets	61

Total assets	$1,007

Liabilities and Members’ Equity
Liabilities:
Accounts payable	$30
Accrued compensation and benefits	35
Accrued expenses	30

Total liabilities	95

Members’ equity	912

Total liabilities and members’ equity	$1,007

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(12)	Investment in managed funds

As of June 30, 2007, the Company has investments valued at $5,328,000 in two hedge funds managed by INTL Consilium. The Company owns a 50.1% interest in INTL Consilium. The Company also has an investment valued at $10,286,000 in the INTL Trade Finance Fund Limited, a fund managed by INTL Capital and established to invest primarily in global trade finance-related assets. Included in ‘Receivable from customers’ is a short-term loan to that fund of $5,000,000. This loan was outstanding for one week and bore interest at the rate of one week LIBOR plus 1.75%.

(13)	Related Party Transactions

One of the Company’s principal shareholders has made an investment, valued at approximately $58,000,000 as of June 30, 2007, in a hedge fund managed by INTL Consilium. An executive of this shareholder is a director of the Company. This shareholder has given notice of its intention to redeem its investment over a period of five months during fiscal 2008.

(14)	Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased, at Market Value

Financial instruments owned and financial instruments sold, not yet purchased, at June 30, 2007 and September 30, 2006 consisted of trading and investment financial instruments at market values as follows:

	Owned	Sold, not yet purchased
	(In thousands)
June 30, 2007:

Common stock and American Depository Receipts	$16,496	$6,291
Exchangeable foreign ordinary equities and American Depository Receipts	47,563	47,614
Corporate and municipal bonds	14,219
Foreign government obligations	899	655
Negotiable instruments (promissory notes)	396
U.S. Treasury Bonds under total return swap transactions		21,562
Options and futures	103,560	82,514
Commodities		12,745
U.S. Government obligations	59
Mutual funds, proprietary securitized trusts and other	2,180

	$185,372	$171,381

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

	Owned	Sold, not yet purchased
	(In thousands)
September 30, 2006:

Common stock and American Depository Receipts	$3,660	$5,523
Exchangeable foreign ordinary equities and American Depository Receipts	46,597	46,747
Corporate and municipal bonds	6,133
Foreign government obligations	1,368
Negotiable instruments (promissory notes)	12,445
U.S. Treasury Bonds under total return swap transactions		23,886
Options and futures	14,392	13,801
Commodities		19,414
U.S. Government obligations		776
Other investments	25

	$84,620	$110,147

(15)	Physical Commodities Inventory

Physical commodities inventory is valued at the lower of cost or market value, determined using the specific identification weighted average price method. The values of the Company’s inventory at June 30, 2007 and September 30, 2006 are shown below. Commodities in process include commodities in the process of being recycled.

(in thousands)	June 30, 2007	September 30 2006
Commodities in process	$8,758	$3,295
Finished commodities	19,372	12,011

Total	$28,130	$15,306

(16)	Trust Certificates and Total Return Swap

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

Notes to Condensed Consolidated Financial Statements

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

The initial transaction value was $29,740,000. The Company has since sold Trust Interests for $9,580,000, the price at which they were acquired, and released a proportionate share of the securities referred to in b) above from the repurchase arrangement. In October 2006, the Company obtained a valuation of the real estate assets underlying the trust certificates. This valuation resulted in a valuation adjustment of $8,943,000 with an equal and offsetting receivable from customer recorded for $8,943,000. Accordingly, the trust certificates are carried by the Company at $11,217,000 ($29,740,000 less $9,580,000 less $8,943,000).

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

The total fees received and to be received on the Transactions, as well as the associated variable compensation payable, are spread on a straight-line basis over the terms of the Transactions. Non-refundable fees received but not yet recognized as revenue, amounting to $25,000, appear as a liability on the Condensed Consolidated Balance Sheets as at June 30, 2007 under ‘Other liabilities’. Non-recoverable costs incurred in connection with the Transactions but not yet recognized as expenses, amounting to $8,000, appear as an asset under ‘Other assets’ at the same date.

(17)	Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and from its market making and proprietary trading in the foreign exchange and commodities trading business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements at June 30, 2007 at fair values of the related financial instruments (totaling $171,381,000). The Company will incur losses if the market value of the financial instruments increases subsequent to June 30, 2007. The total of $171,381,000 includes $82,514,000 for options and futures contracts, which represent a liability to the Company based on their fair values as of June 30, 2007.

Listed below is the fair value of trading-related derivatives as of June 30, 2007 and September 30, 2006. Assets represent net unrealized gains and liabilities represent net unrealized losses.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands)	June 30, 2007 Assets	June 30, 2007 Liabilities	September 30, 2006 Assets	September 30, 2006 Liabilities
Interest Rate Derivatives	$33	$—	$—	$15
Foreign Exchange Derivates	63	1	23
Commodity Price Derivatives	103,464	82,513	14,369	13,786

Total	$103,560	$82,514	$14,392	$13,801

The derivatives as of June 30, 2007 mature over fiscal years 2007 and 2008 as follows:

(In thousands)	Total	Maturing in Fiscal 2007	Maturing in Fiscal 2008	Maturing in Fiscal 2009
Assets at June 30, 2007
Interest Rate Derivatives	$33	$33	$—	$—
Foreign Exchange Derivatives	63	63	—	—
Commodity Price Derivatives	103,464	82,942	20,522	—

Total Assets	$103,560	$83,038	$20,522	$—

Commodity Price Derivatives
Base metals	$60,764	$40,609	$20,155	$—
Precious metals	42,700	42,333	367	—

Liabilities at June 30, 2007
Interest Rate Derivatives	$—	$—	$—	$—
Foreign Exchange Derivatives	1	1	—	—
Commodity Price Derivatives	82,513	55,381	27,109	23

Total Liabilities	$82,514	$55,382	$27,109	$23

Commodity Price Derivatives
Base metals	$76,224	$49,223	$27,001	$—
Precious metals	6,289	6,158	108	23

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

These derivative contracts are traded along with cash transactions because of the integrated nature of the markets for such products. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies. In particular, the risks related to derivative positions may be partially offset by inventory, unrealized gains in inventory and cash collateral paid or received.

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

(18)	Payable to Lenders under Loans and Overdrafts

As of June 30, 2007 the Company has four lines of credit totaling $188,000,000. Total interest expense related to the Company’s credit facilities was approximately $3,411,000 and $1,693,000 for the nine months and three months ended June 30, 2007, respectively.

On May 2, 2007 INTL Commodities completed a $140,000,000 one-year, renewable, revolving syndicated loan facility. There are seven commercial banks that are the underlying lenders within the syndicate group. The loan proceeds are used to finance the continued expansion of the activities of INTL Commodities and are secured by its inventory and receivables. The interest rate on the facility will depend on the ratio of borrowings to equity and will range between 1.625% and 1.875% over the federal funds rate (5.25% at June 30, 2007).

At June 30, 2007, the Company had an additional three lines of credit with two commercial banks totaling $48,000,000. Two of the credit facilities are secured by certain of the Company’s assets. The interest rate terms for these facilities range from 2.25% to 2.75% over the London Interbank Offered Rates (‘LIBOR’) (approximately 5.32% at June 30, 2007).

At June 30, 2007, the Company had the following credit facilities:

(In thousands)

Maximum Amount	Borrowing at June 30, 2007	Security	Maturity
$ 20,000	$18,005	Certain foreign exchange assets	March 31, 2008
18,000	17,922	Unsecured	March 31, 2008
10,000	0	Certain trade finance assets	On demand

$ 48,000	$35,927

140,000	43,199	Certain commodities assets	On demand

$ 188,000	$79,126

In addition, the Company has a $4,000,000 unsecured borrowing facility from a non-bank lender. Borrowings under this facility at June 30, 2007 were $4,000,000. This borrowing facility has a demand repayment requirement with a scheduled final payment date of October 3, 2007 and an interest rate of 6.36% per annum.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

At June 30, 2007 and September 30, 2006, the U.S. dollar equivalents of the components of the net borrowings under the credit facilities were as follows:

(In thousands)	June 30, 2007 U.S. dollar equivalent	September 30, 2006 U.S. dollar equivalent
Payable to lenders:
Lines of credit
Australian Dollar	$191	$—
Euro	3,260	2,373
Hong Kong Dollar	931
Japanese Yen	1,276	5
Norwegian Krona	90
South African Rand	4	35
Swedish Krona	35	63
Swiss Franc	10	42
Thailand Baht	94	16
United Kingdom Pound Sterling	1,928
United States Dollar	71,307	4,000

Total payable under lines of credit	79,126	6,534

Overdrafts and borrowings
United States Dollar	4,000	—

Total payable to lenders under loans and overdrafts	$83,126	$6,534

(19)	Capital and Cash Reserve Requirements

INTL Trading is a member of the NASD and is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital in an amount equal to the greater of $100,000, 6-2/3% of aggregate indebtedness, or $2,500 for each security in which a market is made with a bid price over $5 and $1,000 for each security in which a market is made with a bid price of $5 or less with a ceiling of $1,000,000, and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. Equity capital may not be withdrawn if the resulting net capital ratio would exceed 10 to 1. At June 30, 2007, INTL Trading’s net capital was $4,731,000 which was $3,304,000 in excess of its minimum requirement of $1,427,000. Its ratio of aggregate indebtedness to net capital was 4.53 to 1 and the percentage of debt to debt-equity total computed in accordance with Rule 15c3-1(d) was 0%.

INTL Trading is exempt from SEC Rule 15c3-3 pursuant to the exemptive provision under subparagraph (k)(2)(ii) and, therefore, is not required to maintain a “Special Reserve Bank Account for the Exclusive Benefit of Customers”.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(20)	Stock Options

On October 1, 2006 the Company adopted SFAS No. 123(R), Share-Based Payment. For further discussion of this see note 2, ‘Stock-Based Employee Compensation’.

The Company has two stock option plans, the 1993 Plan and the 2003 Plan (‘the Plans’). The Plans are administered by the Company’s Board of Directors or a committee of the Board. The Plans give broad powers to the Board of Directors to administer and interpret the Plans, including the authority to select the individuals to be granted options and to prescribe the particular form and conditions of each option. Awards may be granted pursuant to the 2003 Plan through December 19, 2012, unless the Board of Directors at its sole discretion elects to terminate the 2003 Plan prior to that date. The Company is not authorized to grant additional options under the 1993 Plan because it expired on January 23, 2003. At June 30, 2007, there were 497,214 additional shares available for grant under the 2003 Plan.

All options are granted at an exercise price equal to the fair market value or, in certain cases, not less than 110% of the fair market value of the Company’s common stock on the date of the grant.

The fair value of each option granted is estimated as of the grant date using the Black-Scholes option-pricing model. The weighted average assumptions used during the nine months ended June 30, 2007 were as follows:

Expected volatility	66.20%
Expected dividend yield	0.0%
Expected life	3.5 years
Risk-free interest rate	4.54%

The per share weighted average fair values of stock options granted during the nine months ended June 30, 2007 was $13.84.

The following table summarizes stock option activity during the nine month period ended June 30, 2007:

	Number of options	Weighted average exercise price
Outstanding at September 30, 2006	985,930	$4.47
Granted	109,804	$24.64
Exercised	(243,160)	$4.00
Expired	(31,450)	$22.13

Outstanding at June 30, 2007	821,124	$6.62

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The table below provides additional information related to stock options outstanding at June 30, 2007:

	Vested at June 30, 2007	Non-vested at June 30, 2007	Outstanding at June 30, 2007
Number of options	615,320	205,804	821,124
Weighted average:
- Exercise price	$3.69	$15.39	$6.62
- Grant-date fair value	$2.14	$8.16
- Remaining contractual term, in years			3.74
In thousands of dollars:
- Aggregate intrinsic value	$12,033	$1,888	$13,921
- Total compensation cost not yet recognized		$1,182

The total compensation cost not yet recognized of $1,182,000 (for non-vested awards) has a weighted average period of 1.6 years over which the compensation expense is expected to be recognized.

(21)	Restricted Stock

On February 22, 2007 the shareholders of the Company approved the International Assets Holding Corporation 2007 Restricted Stock Plan (“RSP”). The RSP allows for the issuance of up to 750,000 shares of restricted stock. The RSP will terminate on December 18, 2011. All of the employees of the Company and its affiliates, as well as the Company’s non-employee directors will be eligible to participate in the RSP. As of June 30, 2007, 6,797 shares had been issued under the plan.

The following table summarizes restricted stock activity during the nine month period ended June 30, 2007:

	Number of shares	Weighted average grant date fair value
Balance beginning of year	—	$—
Grants	6,797	$22.62
Vested	—	$—
Forfeited	—	$—

Balance at June 30, 2007	6,797	$22.62

The compensation cost associated with restricted stock includes the amortization of the current years’ grants and amounted to $9,000 for the nine months and three months ended June 30, 2007. The total compensation cost not yet recognized of $145,000 has a weighted average period of 2.8 years over which the compensation expense is expected to be recognized.

(22)	Segment Analysis

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

International Debt Capital Markets

The Company actively trades a wide variety of international debt instruments including both investment grade and higher yielding emerging market bonds with particular focus on smaller emerging market sovereign, corporate and bank bonds that trade worldwide on an over-the-counter basis. The Company also arranges international debt transactions and asset backed securitizations for issuers located primarily in emerging markets. These transactions include bond issues, syndicated loans, asset backed securitizations as well as forms of other negotiable debt instruments. The revenues, expenses, assets and liabilities relating to the Trust Certificate and Total Return Swap discussed in note 16 are included in this segment.

Foreign Exchange Trading

The Company trades currencies, with a focus on illiquid currencies of developing countries. The Company’s target customers are financial institutions, multi-national corporations, governmental and charitable organizations operating in these developing countries. In addition, the Company executes trades based on the foreign currency flows inherent in the Company’s existing business activities. The Company primarily acts as a principal in buying and selling foreign currencies on a spot basis. The Company derives revenue from the difference between the purchase and sale prices.

Commodities Trading

The Company provides a full range of trading and hedging capabilities to select producers, consumers, recyclers and investors in precious metals and certain base metals. Acting as a principal, the Company commits its own capital to buy and sell the metals on a spot and forward basis.

As discussed in note 4, the Company records all of its physical commodities revenues on a gross basis. Operating revenues and losses from the Company’s commodities derivatives activities are recorded in ‘Net dealer inventory and investment gains’. All of the Company’s other businesses report their revenues on a net basis. Inventory for the commodities business is valued at the lower of cost or market value, under the provision of ARB No. 43. The Company generally mitigates the price risk associated with commodities held in inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under GAAP. In such situations, unrealized gains in inventory are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP. As a result, the Company’s reported commodities trading earnings are subject to significant volatility.

Asset Management

The asset management segment revenues include fees, commissions and other revenues received by the Company for management of third party assets and investment gains or losses on the Company’s investments in registered funds or proprietary accounts managed either by the Company’s investment managers or by independent investment managers.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Information concerning operations in these segments of business is shown in accordance with SFAS No. 131 approximately as follows:

For the nine months ended June 30,	2007	2006
	(In thousands)
Total revenues:
International equities market-making	$20,181	$13,230
International debt capital markets	4,005	1,890
Foreign exchange trading	9,002	10,243
Commodities trading	2,334,535	311,216
Asset management	8,958	444
Other	551	245

Total	$2,377,232	$337,268

Operating revenues
International equities market-making	$20,181	$13,230
International debt capital markets	4,005	1,890
Foreign exchange trading	9,002	10,243
Commodities trading	(9,247)	5,411
Asset management	8,958	444
Other	551	245

Total	$33,450	$31,463

Net contribution (loss):
(Revenues less cost of sales, clearing and related expenses and variable trader bonus compensation):
International equities market-making	$10,434	$6,685
International debt capital markets	2,993	1,571
Foreign exchange trading	7,039	7,868
Commodities trading	(11,712)	4,313
Asset management	7,674	437

Total	$16,428	$20,874

Reconciliation of net contribution (loss) to income (loss) before income tax and minority interest:
Net contribution allocated to segments	$16,428	$20,874
Fixed costs not allocated to operating segments	22,895	12,264

Income (loss) before income tax and minority interest	$(6,467)	$8,610

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

For the three months ended June 30,	2007	2006
	(In thousands)
Total revenues:
International equities market-making	$7,020	$4,878
International debt capital markets	1,859	572
Foreign exchange trading	3,520	4,730
Commodities trading	1,395,010	176,151
Asset management	3,733	125
Other	193	38

Total	$1,411,335	$186,494

Operating revenues
International equities market-making	$7,020	$4,878
International debt capital markets	1,859	572
Foreign exchange trading	3,520	4,730
Commodities trading	(6,837)	3,768
Asset management	3,733	125
Other	193	38

Total	$9,488	$14,111

Net contribution (loss):
(Revenues less cost of sales, clearing and related expenses and variable trader bonus compensation):
International equities market-making	$3,499	$2,485
International debt capital markets	1,302	490
Foreign exchange trading	2,772	3,654
Commodities trading	(7,447)	3,439
Asset management	3,103	125

Total	$3,229	$10,193

Reconciliation of net contribution (loss) to income (loss) before income tax and minority interest:
Net contribution allocated to segments	$3,229	$10,193
Fixed costs not allocated to operating segments	8,919	4,951

Income (loss) before income tax and minority interest	$(5,690)	$5,242

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30,	2007	2006
	(In thousands)
Total assets:
International equities market-making	$62,009	$33,839
International debt capital markets	34,830	41,068
Foreign exchange trading	65,618	28,723
Commodities trading	174,877	55,980
Asset management	44,430	3,124
Other	8,547	1,287

Total	$390,311	$164,021

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

The Company believes that it continues to make significant progress in its effort to build a diversified financial services firm focusing on niche markets. During the last four years, the Company has successfully acquired or established businesses in key product areas and geographic locations. During the current quarter, the Company acquired the Gainvest group of companies, a specialist local markets securitization and asset management business operating in Argentina, Brazil and Uruguay. For details of the transaction, see note 8 to the Condensed Consolidated Financial Statements above. The previously-reported asset management and commodities initiatives in Dubai have now become operational. Commodities, foreign exchange and fixed income initiatives are under way in Singapore and Hong Kong.

The Company’s activities are currently divided into international equities market-making, international debt capital markets, foreign exchange trading, commodities trading and asset management. The continued growth in the Company’s various businesses decreases vulnerability to cycles in individual product areas. The Company believes that its strategy of linking expenses to revenues will also help to lessen the negative impact of adverse market conditions which occur periodically in international securities, commodities and financial markets.

Results of Operations

Set forth below is the Company’s discussion of the results of its operations for the first nine months of the fiscal years ending September 30, 2007 and 2006 (respectively ‘YTD 2007’ and ‘YTD 2006’), and the fiscal quarters ended June 30, 2007 and 2006 (respectively ‘Q3 2007’ and ‘Q3 2006’).

The Company’s operating revenues for Q3 2007, discussed below, decreased 33% to $9,488,000 from $14,111,000 for Q3 2006. Operating revenues for Q3 2007 exclude non-GAAP unrealized fair market value inventory gains of $10,682,000. Total non-interest expenses for Q3 2007 were $12,719,000, 54% higher than the $8,248,000 in Q3 2006, while interest expense increased by 296%, to $2,459,000 in Q3 2007 from $621,000 in Q3 2006. The Company’s net income decreased from $3,286,000 during Q3 2006 to a net loss of $3,742,000 during Q3 2007. Earnings before interest, taxes, depreciation, amortization and minority interest, adjusted for unrealized fair market value inventory gains (“Adjusted EBITDA”), reconciled to net income, increased by 60% from $4,669,000 for Q3 2006 to $7,455,000 for Q3 2007. These changes are discussed in more detail below.

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

At June 30, 2007 the physical commodities inventory was valued at cost of $28,130,000, compared with market value of $51,362,000, meaning that there was an unrealized fair value gain of $23,232,000 in physical commodities inventory that was not recognized under GAAP. $157,000 of this unrealized gain relates to precious metals and $23,074,000 relates to base metals. The value of the unrealized gain at the beginning of Q3 2007 was $12,550,000. The incremental unrealized gain during Q3 2007 was thus $10,682,000. The cumulative change in unrealized gain in inventory for YTD 2007 is $17,205,000.

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

Overview

Taking into account the unrealized gains discussed above, management believes the Company’s established business units performed well during YTD 2007. This good performance has allowed the Company to undertake a significant expansion in both activities and physical presence including:

•	Recruiting of additional debt capital markets staff and the establishment of a Miami office

•	Establishment of INTL Capital in Dubai and the subsequent launching of a trade finance fund

•	Hiring of additional commodities staff and the establishment of INTL Commodities DMCC in Dubai

•	Acquisition of Gainvest companies in Latin America

•	Expansion in Asia including staff and offices in Singapore and Hong Kong

While the costs related to this expansion have been increasing during the year, the benefits will largely not be realized until future quarters.

Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006

Operating revenues: The following table reflects the sources of the Company’s operating revenues as a percentage of the Company’s total operating revenues for YTD 2007 and YTD 2006.

(Dollar amounts in thousands)	Operating Revenues	Percentage of Total Operating Revenues	Operating Revenues	Percentage of Total Operating Revenues	Percentage Change in Operating Revenues
	YTD 2007	YTD 2007	YTD 2006	YTD 2006	2006-2007
International equities market-making	$20,181	60%	$13,230	42%	53%
International debt capital markets	4,005	12%	1,890	6%	112%
Foreign exchange	9,002	27%	10,243	33%	(12)%
Commodities	(9,247)	(28)%	5,411	17%	(271)%
Asset management	8,958	27%	444	1%	Not meaningful
Other	551	2%	245	1%	125%

Total Operating Revenues	$33,450	100%	$31,463	100%	6%

Net contribution: The Company utilizes net contribution to assess performance of the Company’s business segments. Net contribution consists of net operating revenues from each business activity, less direct clearing and clearing related changes and variable trader compensation but before the effects of any minority interests. The following table reflects the sources of the Company’s net contribution as a percentage of the Company’s total net contribution for YTD 2007 and YTD 2006.

(Dollar amounts in thousands)	Net Contribution (Loss)	Percentage of Total Net Contribution	Net Contribution	Percentage of Total Net Contribution	Percentage Change in Net Contributions
	YTD 2007	YTD 2007	YTD 2006	YTD 2006	2006-2007
International equities market-making	$10,434	63%	$6,685	32%	56%
International debt capital markets	2,993	18%	1,571	7%	91%
Foreign exchange	7,039	43%	7,868	38%	(11)%
Commodities	(11,712)	(71)%	4,313	21%	(372)%
Asset management	7,674	47%	437	2%	Not meaningful

Total Net Contribution	$16,428	100%	$20,874	100%	(21)%

Non-interest expense: The following table reflects the principal components of the Company’s non-interest expenses as a percentage of the Company’s total non-interest expenses in YTD 2007 and YTD 2006.

(Dollar amounts in thousands)	Period	Percentage of Total Expense	Period	Percentage of Total Expense	Percentage Change in Expense
	YTD 2007	YTD 2007	YTD 2006	YTD 2006	2006-2007
Compensation and benefits	$20,863	61%	$12,336	58%	69%
Clearing and related expenses	7,815	23%	5,868	27%	33%
Occupancy and equipment rental	793	2%	455	2%	74%
Professional fees	1,538	4%	542	3%	184%
Depreciation and amortization	442	1%	305	1%	45%
Business development	1,231	4%	773	4%	59%
Insurance	221	1%	152	1%	45%
Other expenses	1,314	4%	795	4%	65%

Total non-interest expenses	$34,217	100%	$21,226	100%	61%

Adjusted EBITDA: The following table shows the Company’s Adjusted EBITDA, together with a reconciliation to net income (loss). Adjusted EBITDA rather than EBITDA is a non-GAAP measure that is defined in certain of the Company’s loan covenants and is EBITDA adjusted for the change over the period in the unrealized fair market gain in commodities inventory. There was a 58% increase in Adjusted EBITDA from YTD 2006 to YTD 2007.

(In thousands)	YTD 2007	YTD 2006
Adjusted EBITDA	$16,335	$10,324
Change in unrealized fair market value gain in commodities inventory	(17,205)	—
Interest income	545	218
Interest expense	(5,700)	(1,627)
Depreciation and amortization	(442)	(305)
Income tax	2,326	(3,188)
Minority interests	(417)	—

Net income (loss)	$(4,558)	$5,422

Net Income (Loss). The Company reported a net loss of $4,558,000 for YTD 2007, which equates to a loss of $0.57 per basic and diluted share. This compares to net income of $5,422,000, or $0.72 per basic share and $0.66 per diluted share, for YTD 2006.

Total Revenues. The Company’s total revenues were $2,377,232,000 for YTD 2007 compared to $337,268,000 for YTD 2006. Revenues for YTD 2007 include physical commodities sales of $2,363,340,000. Revenues for YTD 2006 include physical commodities sales of $305,644,000.

The Company believes that operating revenues, which are revenues after deduction of cost of goods sold and are discussed below, provide a more meaningful basis for assessing the Company’s performance.

Cost of Sales of Physical Commodities. The commodities business is reported on a gross basis, showing sales and cost of sales separately. The cost of sales is the cost of commodities sold and delivered to customers or counterparties, including the cost of shipping, handling and storage. For YTD 2007 the cost of sales amounted to $2,343,782,000. The gross profit on sales of physical commodities for YTD 2007 was $19,558,000.

Operating Revenues. Total operating revenues increased by 6% from $31,463,000 in YTD 2006 to $33,450,000 in YTD 2007. Operating revenues for YTD 2007 exclude net non-GAAP unrealized fair market value gains of $17,205,000 in physical commodities inventory, while there were no net unrealized gains to exclude in YTD 2006. The segmental results were as follows:

International equities market-making

Revenues in this segment consist principally of net trading revenue from market-making activities in over-the-counter (“OTC”) American Depository Receipts (“ADRs”). Revenues increased by 53% from $13,230,000 in YTD 2006 to $20,181,000 in YTD 2007, as a result of very active market conditions, producing progressively higher trade volumes.

International debt capital markets

Revenues in this segment consist of trading revenue and investment gains from market-making and trading in fixed income securities and short term debt instruments, and fee income. International debt capital markets revenue increased by 112% from $1,890,000 in YTD 2006 to $4,005,000 in YTD 2007. The increase was aided by the acquisition during Q3 2007 of the Gainvest group of companies, a specialist asset securitization and asset management business. Trading income in YTD 2007 was $2,109,000, compared with $1,698,000 in YTD 2006. Fee income in YTD 2007 was $1,521,000, compared with $193,000 in YTD 2006.

Foreign exchange trading

Revenues in this segment consist principally of net trading revenue derived from buying and selling foreign currencies on a spot basis, as principal, providing the Company’s customers access to and delivery of illiquid currencies of developing countries. Revenues decreased by 12%, from $10,243,000 in YTD 2006 to $9,002,000 in YTD 2007. An increase in the number of customer relationships has been offset by decreasing spreads caused by relative stability in the emerging markets served by the Company.

Commodities trading

Operating revenues in this segment consist principally of net trading revenues in base and precious metals and related derivative instruments. Operating revenues from commodities trading decreased from net revenue of $5,411,000 in YTD 2006 to a net operating loss of $9,247,000 in YTD 2007. Operating losses for YTD 2007 exclude non-GAAP unrealized fair market value inventory gains of $17,205,000, while no unrealized gains are excluded from YTD 2006 operating revenues.

The decrease in the Company’s earnings for this segment is primarily a result of GAAP accounting for physical commodities, particularly lead. The fair market value of lead inventory at June 30, 2007 exceeded the cost by $23,046,000. The unrealized gain in lead inventory at September 30, 2006 was $6,027,000. The net increase in the unrealized gain in lead inventory over the nine months to June 30, 2007 was thus $17,019,000.

Realized and unrealized gains or losses in lead derivative positions are included in ‘Net dealer inventory and investment gains’ in the Condensed Consolidated Statement of Operations. Realized losses during YTD 2007 (i.e. net settlements on derivative positions closed during the quarter) were $14,010,000 and unrealized losses during YTD 2007 (i.e. the net movement on open derivative positions) were $8,729,000. The net open lead derivative positions at June 30, 2007 showed an unrealized loss of $12,077,000.

The fair market value of precious metals inventory at June 30, 2007 exceeded the cost by $158,000. The fair market value of other base metals inventory at June 30, 2007 exceeded the cost by $28,000.

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

The INTL Trade Finance Fund became operational during Q2 2007. It invests primarily in global trade finance-related assets and is managed by the Company’s Dubai subsidiary, INTL Capital. It currently has over $30 million in funds under management, of which $10.3 million is an investment by the Company.

Operating revenues from asset management in YTD 2007 were $8,958,000, compared with $444,000 in YTD 2006. Total management fees received in YTD 2007 were $5,492,000 while investment gains were $3,466,000. Assets invested in managed funds at June 30, 2007 were approximately $1.23 billion, of which $58 million belonged to a principal shareholder of the Company. Assets invested in managed funds at June 30, 2006 were approximately $382 million, of which $100 million belonged to a principal shareholder of the Company.

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

Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. The net contribution allocated to the Company’s business segments is $16,428,000 for YTD 2007 compared to $20,874,000 for YTD 2006. Equity market-making revenues are stated before deduction of ADR conversion fees, while net contribution is stated after these fees.

Interest Expense. The Company’s interest expense was $5,700,000 for YTD 2007, compared to $1,627,000 for YTD 2006. The expense in YTD 2007 consisted of $1,449,000 of interest payable to holders of the Company’s senior subordinated convertible notes, $262,000 of convertible note issuance expense amortized and charged as interest, $732,000 of interest incurred in the Company’s equity and debt capital markets businesses, including interest to prime brokers for managed accounts, $615,000 of interest paid to banks in the foreign exchange trading business, $2,099,000 of interest paid in the commodities business and $543,000 of interest paid to banks for general borrowing purposes.

Total Non-interest Expenses. The Company’s total non-interest expenses increased by 61% to $34,217,000 for YTD 2007 from $21,226,000 for YTD 2006. This increase was attributable to the expansion of the business – the Company had an average of 71 employees in YTD 2006, compared with an average of 110 employees in YTD 2007. During YTD 2007 the Company established or acquired offices in Miami, Dubai, Singapore, Hong Kong, Argentina, Brazil and Uruguay. The increase was also attributable to the consolidation, with effect from August 1, 2006, of INTL Consilium, with the resulting incorporation of its expenses which, for YTD 2007, amounted to $2,987,000. In addition, the improved performance of the Company’s business on a fully marked-to-market basis led to higher variable compensation.

Compensation and Benefits. The Company’s compensation and benefit expense increased 69% from $12,336,000 for YTD 2006 to $20,863,000 for YTD 2007. The increase was primarily a consequence of higher staff levels and improved performance, leading to increased variable compensation; and the incorporation of INTL Consilium’s compensation and benefits expense due to the consolidation of its accounts effective August 1, 2006. The Company employed an average of 71 people in YTD 2006 and an average of 110 people in YTD 2007, an increase of 55%.

The Company has adopted SFAS 123(R) with effect from October 1, 2006, using the “modified prospective” method. Notes 2 and 20 to the Company’s Condensed Consolidated Financial Statements disclose further details of the adoption of SFAS No. 123 (R). The effect of this adoption was to report an expense of $533,000 for YTD 2007, under ‘Compensation and benefits’ in the Condensed Consolidated Statement of Operations. The pro forma compensation expense of options in YTD 2006, based on the grant-date fair value, was $429,000.

Clearing and Related Expenses. Clearing and related expenses increased by 33% from $5,868,000 for YTD 2006 to $7,815,000 for YTD 2007. The total ADR conversion fees were $1,642,000 and $2,306,000 for YTD 2007 and YTD 2006, respectively. Approximately $6.1 million, or 78%, of the clearing and related expenses in YTD 2007 were incurred in the equity market-making business, compared with approximately $5.0 million, or 86%, in YTD 2006. The reduced share attributable to the equity market-making business is a result of the establishment and growth of other businesses. Bank charges are included in clearing and related costs. These amounted to $524,000 in YTD 2007 and $444,000 in YTD, with the increase due to the increased volume in the foreign exchange trading business and greater activity in the commodities trading business. The increase in clearing and related expenses was primarily due to the increase in activity in the equity market-making business, as well as the growth of other businesses.

Occupancy and Equipment Rental. Occupancy and equipment rental expense increased by 74% from $455,000 for YTD 2006 to $793,000 for YTD 2007. Additional expenses relate primarily to INTL Consilium, the establishment or acquisition of new offices in Miami, Dubai, Singapore, Hong Kong, Argentina, Brazil and Uruguay.

Professional Fees. Professional fees principally consist of legal, taxation and accounting fees. These fees increased 184% from $542,000 for YTD 2006 to $1,538,000 for YTD 2007. The increase is primarily due to the addition of accounting fees for funds managed in the asset management business and to legal fees.

Depreciation and Amortization. Depreciation and amortization increased 45% from $305,000 for YTD 2006 to $442,000 for YTD 2007. The increase is largely due to depreciation of additional fixed assets in the additional offices.

Business Development Expense. Business development expense increased 59% from $773,000 for YTD 2006 to $1,231,000 for YTD 2007. There were significant travel and entertainment increases in most business segments, relating both to the generation of business transactions, the establishment of new regional offices and acquisition negotiations.

Insurance Expense. Insurance expense increased 45% from $152,000 in YTD 2006 to $221,000 in YTD 2007 because of increased levels of insurance as the Company’s business has grown.

Other Non-interest Expenses. Other operating expenses increased 65% from $795,000 in YTD 2006 to $1,314,000 for YTD 2007. The increase was primarily related to general expansion of the Company’s business, in both activity and geographically.

Tax Expense. The Company recognized an income tax benefit of $2,326,000 for YTD 2007 compared with income tax expense of $3,188,000 for YTD 2006. The Company’s effective income tax rates applied were approximately 36% for YTD 2007 and 37% for YTD 2006.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Operating revenues: The following table reflects the sources of the Company’s operating revenues as a percentage of the Company’s total operating revenues for Q3 2007 and Q3 2006.

(Dollar amounts in thousands)	Operating Revenues	Percentage of Total Operating Revenues	Operating Revenues	Percentage of Total Operating Revenues	Percentage Change in Operating Revenues
	Q3 2007	Q3 2007	Q3 2006	Q3 2006	2006-2007
International equities market-making	$7,020	74%	$4,878	35%	44%
International debt capital markets	1,859	20%	572	4%	225%
Foreign exchange	3,520	37%	4,730	33%	(26)%
Commodities	(6,837)	(72)%	3,768	27%	(281)%
Asset management	3,733	39%	125	1%	Not meaningful
Other	193	2%	38	0%	Not meaningful

Total Operating Revenues	$9,488	100%	$14,111	100%	(33)%

Net contribution: The Company utilizes net contribution to assess performance of the Company’s business segments. Net contribution consists of net operating revenues from each business activity, less direct clearing and clearing related charges and variable trader compensation but before the effects of any minority interests. The following table reflects the sources of the Company’s net contribution as a percentage of the Company’s total net contribution for Q3 2007 and Q3 2006.

(Dollar amounts in thousands)	Net Contribution (Loss)	Percentage of Total Net Contribution	Net Contribution	Percentage of Total Net Contribution	Percentage Change in Net Contributions
	Q3 2007	Q3 2007	Q3 2006	Q3 2006	2006-2007
International equities market-making	$3,499	108%	$2,485	24%	41%
International debt capital markets	1,302	40%	490	5%	166%
Foreign exchange	2,772	86%	3,654	36%	(24)%
Commodities	(7,447)	(230)%	3,439	34%	Not meaningful
Asset management	3,103	96%	125	1%	Not meaningful

Total Net Contribution	$3,229	100%	$10,193	100%	(68)%

Non-interest expenses: The following table reflects the principal components of the Company’s non-interest expenses as a percentage of the Company’s total non-interest expenses in Q3 2007 and Q3 2006.

(Dollar amounts in thousands)	Period	Percentage of Total Expense	Period	Percentage of Total Expense	Percentage Change in Expense
	Q3 2007	Q3 2007	Q3 2006	Q3 2006	2006-2007
Compensation and benefits	$7,139	56%	$4,958	60%	44%
Clearing and related expenses	3,194	25%	2,062	25%	55%
Occupancy and equipment rental	289	2%	147	2%	97%
Professional fees	665	5%	244	3%	173%
Depreciation and amortization	202	2%	109	1%	85%
Business development	627	5%	363	4%	73%
Insurance	87	1%	56	1%	55%
Other expenses	516	4%	309	4%	67%

Total non-interest expenses	$12,719	100%	$8,248	100%	54%

Adjusted EBITDA: The following table shows the Company’s Adjusted EBITDA, together with a reconciliation to net income (loss). Adjusted EBITDA rather than EBITDA is a non-GAAP measure that is defined in certain of the Company’s loan covenants and is EBITDA adjusted for the change over the period in the unrealized fair market gain in commodities inventory. There was a 60% increase in Adjusted EBITDA from Q3 2006 to Q3 2007.

(In thousands)	Q3 2007	Q3 2006
Adjusted EBITDA	$7,455	$4,669
Change in unrealized fair market value gain in physical commodities inventory	(10,682)	1,283
Interest income	198	20
Interest expense	(2,459)	(621)
Depreciation and amortization	(202)	(109)
Income tax	2,043	(1,956)
Minority interests	(95)	—

Net income (loss)	($3,742)	$3,286

Net Income (Loss). The Company reported a net loss of $3,742,000 for Q3 2007, which equates to a loss of $0.46 per basic and diluted share. This compares to net income of $3,286,000, or $0.43 per basic share and $0.39 per diluted share, for Q3 2006. The loss is due largely to the sharp increase in lead prices, the effects of which are discussed under ‘Operating Revenues’ below.

Total Revenues. See the discussion under ‘Results of Operations’ above on the Company’s change in accounting policy as it relates to commodities, and the effect on recording of the Company’s commodities revenues.

The Company’s total revenues were $1,411,335,000 for Q3 2007 compared to $186,494,000 for Q3 2006. Revenues for Q3 2007 include physical commodities sales of $1,408,433,000. Revenues for Q3 2006 include physical commodities sales of $173,317,000.

The Company believes that operating revenues, which are revenues after deduction of cost of goods sold and are discussed below, provide a more meaningful basis for assessing the Company’s performance.

Cost of Sales of Physical Commodities. The physical metals trading business is reported on a gross basis, showing sales and cost of sales separately. The cost of sales is the cost of commodities sold and delivered to customers and counterparties, including the cost of shipping, handling and storage. For Q3 2007 the cost of sales amounted to $1,401,847,000. The gross profit on sales of physical commodities for Q3 2007 was $6,586,000.

Operating Revenues. Total operating revenues decreased by 33% from $14,111,000 in Q3 2006 to $9,488,000 in Q3 2007. Operating revenues for Q3 2007 exclude non-GAAP unrealized fair market value gains of $10,682,000 in physical commodities inventory, while Q3 2006 operating revenues were reduced by a reversal of unrealized gains of $1,283,000. The segmental results were as follows:

International equities market-making

Revenues in this segment consist principally of net trading revenue from market-making activities in over-the-counter (“OTC”) American Depository Receipts (“ADRs”). Revenues increased by 44% from $4,878,000 in Q3 2006 to $7,020,000 in Q3 2007, as a result of increasingly active market conditions, producing higher trade volumes.

International debt capital markets

Revenues in this segment consist of trading revenue and investment gains from market-making and trading in fixed income securities and short term debt instruments; and fee income. International debt capital markets revenue increased by 225% from $572,000 in Q3 2006 to $1,859,000 in Q3 2007. The increase was largely due to improved trading revenues and fees generated by the new Miami office and the Gainvest group of companies.

Foreign exchange trading

Revenues in this segment consist principally of net trading revenue derived from buying and selling foreign currencies on a spot basis, as principal, providing the Company’s customers access to and delivery of illiquid currencies of developing countries. Revenues decreased by 26%, from $4,730,000 in Q3 2006 to $3,520,000 in Q3 2007. An increased customer base was offset by decreasing spreads caused by relative stability in the emerging markets served by the Company.

Commodities trading

Operating revenues in this segment consist principally of net trading revenues in base and precious metals and related derivative instruments. Operating revenues from commodities trading decreased from net revenue of $3,768,000 in Q3 2006 to a net loss of $6,837,000 in Q3 2007. Operating revenues for Q3 2007 exclude non-GAAP unrealized fair market value inventory gains of $10,682,000, while Q3 2006 operating revenues were reduced by a reversal of unrealized gains of $1,283,000.

The decrease in the Company’s earnings in this segment is mainly as a result of GAAP accounting for physical commodities, particularly lead. The fair market value of lead inventory at June 30, 2007 exceeded the cost by $23,046,000. The fair market value of lead inventory at March 31, 2007 exceeded the cost by $12,410,000. The net increase in the unrealized gain in lead inventory over the three months to June 30, 2007 was thus $10,636,000.

Realized and unrealized gains or losses in lead derivative positions are included in ‘Net dealer inventory and investment gains’ in the Condensed Consolidated Statement of Operations. Realized losses during Q3 2007 (i.e. net settlements on derivative positions closed during the quarter) were $5,476,000 and unrealized losses during Q3 2007 (i.e. the net movement on open derivative positions) were $7,272,000. The net open lead derivative positions at June 30, 2007 showed an unrealized loss of $12,077,000.

The fair market value of precious metals inventory at June 30, 2007 exceeded the cost by $158,000. The fair market value of other base metals inventory at June 30, 2007 exceeded the cost by $28,000.

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

The INTL Trade Finance Fund became operational during Q2 2007. It invests primarily in global trade finance-related assets and is managed by the Company’s Dubai subsidiary, INTL Capital. It currently has over $30 million in funds under management, of which $10.3 million has been invested by the Company.

Operating revenues from asset management in Q3 2007 were $3,733,000, compared with $125,000 in Q3 2006. Total management and performance fees received in Q3 2007 were $2,718,000 while investment gains were $1,015,000. Assets invested in managed funds at June 30, 2007 were approximately $1,230,000,000, of which $58 million belonged to a principal shareholder of the Company. Assets invested in managed funds at June 30, 2006 were approximately $382,000,000, of which $100 million belonged to a principal shareholder of the Company.

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

Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. The net contribution allocated to the Company’s business segments is $3,229,000 for Q3 2007 compared to $10,193,000 for Q3 2006. Equity market-making revenues are stated before deduction of ADR conversion fees, while net contribution is stated after these fees.

Interest Expense. The Company’s interest expense was $2,459,000 for Q3 2007, compared to $621,000 for Q3 2006. The expense in Q3 2007 consisted of $470,000 of interest payable to holders of the Company’s senior subordinated convertible notes; $85,000 of convertible note issuance expense amortized and charged as interest; $346,000 of interest incurred in the Company’s equity and debt capital markets businesses, including interest paid to prime brokers for managed accounts; $290,000 of interest paid to banks in the foreign exchange trading business; $1,016,000 of interest paid in the commodities business, including arrangement fees paid to banks for the $140 million syndicated loan to INTL Commodities; and $252,000 of interest paid to banks for general borrowing purposes.

Total Non-interest Expenses. The Company’s total non-interest expenses increased by 54% to $12,719,000 for Q3 2007 from $8,248,000 for Q3 2006. This increase was attributable to the expansion of the business – the Company had an average of 76 employees in Q3 2006, compared with an average of 140 employees in Q3 2007. During 2007 the Company established or acquired offices in Miami, Dubai, Singapore, Hong Kong,

Argentina, Brazil and Uruguay. The increase was also attributable to the consolidation, with effect from August 1, 2006, of INTL Consilium, with the resulting incorporation of its expenses which, for Q3 2007, amounted to $1,106,000. In addition, the improved performance of the Company’s business on a fully marked-to-market basis led to higher variable compensation.

Compensation and Benefits. The Company’s compensation and benefit expense increased 44% from $4,958,000 for Q3 2006 to $7,139,000 for Q3 2007. The increase was primarily a consequence of higher staff levels and improved performance, leading to increased variable compensation. The Company employed an average of 76 people in Q3 2006 and an average of 140 people in Q3 2007, an increase of 84%.

The Company has adopted SFAS 123(R) with effect from October 1, 2006, using the “modified prospective” method. Notes 2 and 20 to the Company’s Condensed Consolidated Financial Statements disclose further details of the adoption of SFAS No. 123 (R). The effect of this adoption was to report an expense of $184,000 for Q3 2007, under ‘Compensation and benefits’ in the Condensed Consolidated Statement of Operations. The pro forma compensation expense of options in Q3 2006, based on the grant-date fair value, was $132,000.

Clearing and Related Expenses. Clearing and related expenses increased by 55% from $2,062,000 for Q3 2006 to $3,194,000 for Q3 2007. The total ADR conversion fees were $555,000 and $607,000 for Q3 2007 and Q3 2006, respectively. The increase in clearing and related expenses was primarily due to the increase in activity in the equity market-making business.

Occupancy and Equipment Rental. Occupancy and equipment rental expense increased by 97% from $147,000 for Q3 2006 to $289,000 for Q3 2007. Additional expenses relate primarily to the establishment or acquisition of new offices in Miami, Dubai, Singapore, Hong Kong, Argentina, Brazil and Uruguay.

Professional Fees. Professional fees principally consist of legal, taxation and accounting fees. These fees increased 173% from $244,000 for Q3 2006 to $665,000 for Q3 2007. The increase is primarily the addition of accounting fees for funds managed by INTL Consilium and to legal fees.

Depreciation and Amortization. Depreciation and amortization increased 85% from $109,000 for Q3 2006 to $202,000 for Q3 2007. The increase is largely due to depreciation of additional fixed assets in the additional offices.

Business Development Expense. Business development expense increased 73% from $363,000 for Q3 2006 to $627,000 for Q3 2007. The increase was primarily due to increases in most business segments, relating both to the generation of business transactions as well as the acquisition of the Gainvest group of companies and management of newly-established offices.

Insurance Expense. Insurance expense increased 55% from $56,000 in Q3 2006 to $87,000 in Q3 2007 because of increased levels of insurance as the Company’s business has grown.

Other Non-interest Expenses. Other operating expenses increased 67% from $309,000 in Q3 2006 to $516,000 for Q3 2007. The increase was primarily related to general expansion of the Company’s business, in both activity and geographically.

Tax Expense. The Company recognized an income tax benefit of $2,043,000 for Q3 2007 compared with income tax expense of $1,956,000 for Q3 2006. The Company’s effective income tax rates applied were approximately 36% for Q3 2007 and 37% for Q3 2006.

Liquidity and Capital Resources

A substantial portion of the Company’s assets are liquid. The majority of the assets consist of financial instrument inventories, which fluctuate depending on the level of customer business. At June 30, 2007, approximately 84% of the Company’s assets consisted of cash, cash equivalents, receivables from brokers, dealers, clearing organization and customers, marketable financial instruments, and investments in managed funds. All assets are financed by the Company’s equity capital, subordinated convertible notes, bank loans, short-term borrowings from financial instruments sold, not yet purchased and other payables.

The Company’s assets and liabilities may vary significantly from period to period because of changes relating to customer needs and economic and market conditions. The Company’s operating activities generate or utilize cash resulting from net income or loss earned during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the levels of customer activity and financial instruments resulting from trading strategies dictated by prevailing market conditions. Requirements for physical commodities by new customers introduced by the Company’s joint venture in Dubai, in addition to asset increases arising in the ordinary course of business, have contributed to an increase of approximately $130,000,000 in the Company’s assets between March 31, 2007 and June 30, 2007. The Company’s total assets at June 30, 2007 and September 30, 2006 were $390,311,000 and $199,913,000, respectively.

In addition to normal operating requirements, capital is required to satisfy financing and regulatory requirements. The Company’s overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated capital needs of its operating subsidiaries. The excess regulatory net capital of the Company’s broker-dealer subsidiary, INTL Trading, may fluctuate throughout the year reflecting changes in inventory levels and/or composition and balance sheet components.

The Company’s ability to receive distributions from INTL Trading is restricted by regulations of the SEC and the NASD. The Company’s right to receive distributions from its subsidiaries is also subject to the rights of the subsidiaries’ creditors, including customers of INTL Trading. During YTD 2007 INTL Trading paid dividends of $3,493,000 to the Company.

INTL Trading is subject to the net capital requirements of the SEC and the NASD relating to liquidity and net capital levels. At June 30, 2007, INTL Trading had regulatory net capital of approximately $4,731,000, which was $3,304,000 in excess of its minimum net capital requirement on that date.

The Company’s borrowing facilities with banks have grown substantially since March 31, 2006. At that time, the Company had bank facilities under which the Company could borrow up to an aggregate of $90,500,000. On May 2, 2007 the Company’s subsidiary, INTL Commodities, completed a $140 million one-year, renewable, revolving syndicated loan facility. The loan proceeds have been used to finance the continued expansion of the activities of INTL Commodities and are secured by its inventory and receivables. The Company had additional bank facilities at June 30, 2007 of $48 million.

In September 2006 the Company completed a private placement of $27,000,000 of 7.625% subordinated convertible notes (‘the Notes’). The Notes mature in September 2011. They are convertible at any time at the option of the Noteholder at an adjusted conversion price of $25.47 per share. One Noteholder converted $2,000,000 in principal amount of the Notes, together with accrued interest, in December 2006 into a total of 79,562 shares of common stock of the Company. The Notes contain customary anti-dilutive provisions. At the current conversion price, conversion of the remaining $25,000,000 of Notes would result in the issue of 981,547 new shares of common stock. The Company may require conversion at any time after March 22, 2008 if the dollar volume-weighted average share price exceeds 150% of the conversion price (or $38.21) for 20 out of any 30 consecutive trading days. Noteholders may redeem their Notes at par if the interest coverage ratio set forth in the Notes is less than 2.75 for the twelve-month period ending December 31, 2009. The Company may redeem the Notes at 110% of par on March 11, 2010.

The Company has established new subsidiaries in Dubai, Singapore and Hong Kong. The Company has made capital investments of approximately $12 million in the Dubai companies and has committed significant funding to the increased commodities business coming out of Dubai. The Singapore and Hong Kong companies are not yet fully operational and to date there has been no significant capital demand from either of them.

The Company entered into an agreement on April 30, 2007 to purchase an effective 100% of the common stock of Gainvest Argentina Asset Management S.A., Gainvest S.A. Sociedad Gerente de Fondos Comunes de Inversion, in Argentina; Gainvest do Brasil Ltda., in Brazil; and Gainvest Asset Management Ltd., in British Virgin Islands; and an effective 90% of the common stock of Gainvest Uruguay Asset Management S.A., in Uruguay (together ‘the Gainvest group of companies’). The Gainvest group of companies conducts a specialist local markets securitization and asset management business. The transaction was subject to a number of conditions and closed successfully on May 14, 2007. On this day the Company paid $2,765,000 in cash and issued 78,125 shares to the sellers of the Gainvest group of companies (‘the Sellers’). The Company’s stock closed at $22.34 on Friday, May 11, 2007. At this price the 78,125 shares issued by the Company were worth $1,745,312. Following a post-closing review of the net asset value of the Gainvest group of companies at April 30, 2007, the Company paid an additional $13,000 to the Sellers. The Company has consolidated the results, assets and liabilities of the Gainvest group of companies with effect from May 1, 2007. The Company will make a further payment to the Sellers on June 1, 2008 equal to 25% of the aggregate revenues of the Gainvest group of companies earned in the year to April 30, 2008; and a further payment on June 1, 2009 equal to 25% of the aggregate revenues of the Gainvest group of companies earned in the year to April 30, 2009. The revenues on which the 25% is calculated will be subject to a minimum threshold and a maximum ceiling of $3.7 million and $10 million in the first year and $5.5 million and $11 million in the second year, respectively.

The Company’s cash and cash equivalents increased from approximately $38 million at September 30, 2006 to approximately $40 million at June 30, 2007, a net increase of approximately $2 million. Net cash of $62 million was used in operating activities, $14 million in investing activities and net cash of $78 million was provided by financing activities, of which approximately $77 million was from banks and approximately $1 million from the exercise of stock options and tax benefits on stock options exercised. The aggregate amounts payable to lenders under loans and overdrafts at June 30, 2007 was $83 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See also note 17 to the Condensed Consolidated Financial Statements, ‘Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk’.

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

Management believes that the volatility of earnings is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of the Company’s daily revenue, determined on a marked-to-market basis, during the nine months to June 30, 2007.

In the Company’s securities market-making and trading activities, the Company maintains inventories of equity and debt securities. In the Company’s commodities market-making and trading activities, the Company’s positions include physical inventories, forwards, futures and options. The Company’s commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. The Company monitors the aggregate position for each commodity in equivalent physical ounces or metric tons. The table below illustrates, for the nine months to June 30, 2007, the Company’s average, greatest long, greatest short and minimum day-end positions by business segment.

Nine months to June 30, 2007 (In thousands)	Average	Greatest Long	Greatest Short	Minimum Exposure
Equity Aggregate of Long and Short	$9,477	$17,631	n/a	$6,462
Equity Net of Long and Short	$101	$6,548	$(4,045)	$10

Debt Aggregate of Long and Short	$437	$1,107	n/a	$164

Debt Net of Long and Short	$364	$752	$86	$86
Foreign Currency Aggregate of Long and Short	$5,500	$12,158	n/a	$2,434
Foreign Currency Net of Long and Short	$2,112	$5,301	$(6,101)	$251
Gold	$66	$1,126	$(1,162)	$1
Silver	$55	$871	$(585)	$0
Platinum group metals	$1,141	$3,120	$(1,437)	$2
Lead	$473	$3,932	$(1,933)	$1
Other base metals	$189	$3,255	$(2,990)	$2

ITEM 4. CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-Q, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the quarter ended June 30, 2007.

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

PART II—OTHER INFORMATION

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

(3(ii))	Amended Bylaws of International Assets Holding Corporation.

(31.1)	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

(31.2)	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

(32.1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

On May 15, 2007 the Company filed a current report on Form 8-K disclosing the furnishing of Results of Operations and Financial Condition for the fiscal quarter ended March 31, 2007, Regulation FD Disclosure and Financial Statements and Exhibits.

On July 13, 2007 the Company filed a current report on Form 8-K/A as an amendment to the current report on Form 8-K filed on May 4, 2007 disclosing the entry into a material definitive agreement to purchase shares in the Gainvest group of companies. The amendment made further disclosures related to the financial statements and pro forma information of the Gainvest group of companies.

On August 7, 2007 the Company filed a current report on Form 8-K disclosing certain amendments to the Company’s bylaws.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ASSETS HOLDING CORPORATION

Date 08/14/2007	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date 08/14/2007	/s/ Brian T. Sephton
Brian T. Sephton
Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description
3(ii)	Amended Bylaws of International Assets Holding Corporation.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.