Form 10-K
period 2007-09-30
INTERNATIONAL ASSETS HOLDING CORP
filed 2007-12-12
CIK 913760

U.S. Securities and Exchange Commission

Washington D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

Commission File Number 000-23554

INTERNATIONAL ASSETS HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-2921318
(State of incorporation)	(IRS Employer Identification No)

220 East Central Parkway, Suite 2060

Altamonte Springs, Florida 32701

(Address of principal executive offices)

(407) 741-5300

(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NASDAQ Capital Market

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Section 405 of the Securities Act.    Yes   ☐    No  ☒.

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$99,134,906 as of March 31, 2007.

The issuer had 8,308,708 outstanding shares of common stock as of November 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Information from the Registrant's definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on March 13, 2008 to be filed with the Securities and Exchange Commission is incorporated by reference into Part III of this Form 10-K.

INTERNATIONAL ASSETS HOLDING CORPORATION

2007 FORM 10-K

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the Company’s control, including adverse changes in economic, political and market conditions, losses from the Company’s market-making and trading activities arising from counterparty failures and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of federal and state securities laws and the impact of changes in technology in the securities, foreign exchange and commodities dealing and trading industries. Although the Company believes that its forward-looking statements are based upon reasonable assumptions regarding its business and future market conditions, there can be no assurances that the Company’s actual results will not differ materially from any results expressed or implied by the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any forward-looking statements are not guarantees of future performance.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

International Assets Holding Corporation and its subsidiaries (collectively “INTL” or “the Company”) form a financial services group focused on select international markets. We commit our capital and expertise to market-making and trading of financial instruments, currencies and commodities, and to asset management. The Company’s activities are divided into five functional areas - international equities market-making, international debt capital markets, foreign exchange trading, commodities trading and asset management.

The Company provides execution to its customers in the following products:

•	unlisted American Depository Receipts (“ADRs”) and common shares of more than 8,000 companies in over 20 countries

•	more than 100 currencies

•	base and precious metals, offering complete physical, hedging and investment solutions

The Company provides these services to a diverse group of wholesale customers including major investment banks, commercial banks, brokers, institutional investors, corporations, charities and governmental organizations throughout the world.

INTL originates, structures and places in the international and domestic capital markets a wide array of emerging market debt instruments, including complex asset backed securities, commercial loans, unsecured bonds and notes, and trade-related debt instruments used in cross-border trade finance and project finance transactions.

Through its asset management activities, INTL leverages its specialist expertise in its niche markets to provide institutional investors with unique investment products. All of our products share a similar philosophy of absolute return performance with low volatility and low correlation to the underlying markets.

The Company was formed in October 1987 and during the 2007 fiscal year conducted operations through a number of wholly-owned operating subsidiaries and two joint ventures. As of September 30, 2007 we had 170 employees in 12 offices in the United States of America, Argentina, Brazil, Uruguay, United Kingdom, Dubai, Singapore and Hong Kong.

During the 2007 fiscal year, the Company established new businesses and offices in Dubai, Singapore and Hong Kong, and acquired a group of companies operated under the name Gainvest (’INTL Gainvest’), which provide local market securitization and asset management services in Argentina, Brazil and Uruguay.

The Company’s internet address is www.intlassets.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership and press releases are available in the Investor Relations section of this website. The Company’s website also includes information regarding the Company’s corporate governance, including the Company’s Code of Ethics, which governs the Company’s directors, officers and employees.

Business Strategy

INTL seeks to exploit niche financial markets that are not perceived as attractive to larger financial services companies and exhibit one or all of the following characteristics:

•	the size of the market is relatively small;

•	the market has limited liquidity with opaque pricing;

•	the market is difficult to automate and contains a service component requiring manual intervention.

By providing execution for our clients in these markets we are able to earn premium spreads that allow us to achieve our financial objectives.

Our customers, including some of the world’s largest corporations, banks, governmental organizations, charities and non-governmental organizations (‘NGOs’), are generally end users of the financial products which we offer. These customers demand consistent, quality execution.

Our management strategy is to apply a centralized and disciplined capital allocation, risk management and cost control process while delegating the execution of strategic objectives and day-to-day management to experienced individuals. This requires high quality managers, a clear communication of performance objectives and strong financial and compliance controls. We believe this strategy will enable us to build a scalable and significantly larger organization that embraces an entrepreneurial approach to business underpinned with strong central controls.

Each of the Company’s businesses is highly volatile and their financial performance can change due to a variety of factors which are both outside of management’s control and not readily predictable. To address this volatility, the Company has sought to diversify into a number of uncorrelated businesses.

Trading Revenues

In the Company’s business, purchases of individual securities, currencies, commodities or derivative instruments may be from single or multiple customers or counterparties. These purchases may be covered by a matching sale to a customer or counterparty or may be aggregated with other purchases to provide liquidity intraday, for a number of days or, in some cases, particularly the base metals business, even longer periods of time (during which market values may fluctuate). Sales of individual securities, currencies, commodities or derivative instruments may also be to single or multiple customers or counterparties. They may be made from inventory, they may be covered by a simultaneous and matching purchase in the market or they may represent a short sale and be covered by a later purchase in the market.

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

International Equities Market-Making

The Company is a leading U.S. market-maker in unlisted ADRs and foreign common shares. The Company conducts these activities through INTL Trading, Inc. (“INTL Trading”), a broker-dealer regulated by the Financial Industry Regulatory Authority (“FINRA”), which provides execution services and liquidity to national broker-dealers, regional broker-dealers and institutional investors. The Company focuses on those international equities in which the Company can use its expertise and experience to provide customers with competitive execution and superior service. The Company also utilizes its proprietary technology, including internet technology, to achieve these goals.

The Company makes markets in approximately 400 ADRs and foreign ordinary shares traded in the over-the-counter (“OTC”) market. In addition, the Company will, on request, make prices in more than 8,000 other ADRs and foreign common shares. As a market-maker, the Company provides trade execution services by offering to buy shares from, or sell shares to, broker-dealers and institutions. The Company displays the prices at which it is willing to buy and sell these securities and adjusts its prices in response to market conditions. When acting as principal, the Company commits its own capital and derives revenue from the difference between the prices at which the Company buys and sells shares. The Company also earns commissions by executing trades on an agency basis.

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

International Debt Capital Markets

The Company provides competitive execution in smaller issues, such as emerging market sovereign, corporate and bank bonds that trade internationally on an OTC basis to smaller institutions and private banks. When acting as a principal, the Company commits its own capital to buy and sell bonds. The Company derives revenue from the difference between the purchase and sale prices. The Company also earns commissions by executing trades on an agency basis. The Company invests its own capital in select international bonds. The Company derives revenue in the form of interest received and the difference between the purchase and sale prices.

The Company originates, structures and places a wide array of emerging market debt instruments in the international and domestic capital markets. These instruments include complex asset backed securities, unsecured bond and loan issues, negotiable notes and other trade-related debt instruments used in cross-border trade finance. The transactions may be evidenced by loan agreements, bonds, notes, bills of exchange, accounts receivable and other types of debt instruments and may be placed as private or public transactions and may constitute securities in certain instances. During the 2007 fiscal year the Company acquired the companies that make up INTL Gainvest, a leading participant in the local Argentine and Brazilian asset backed securities (“ABS”) business, and established a capital markets business in Singapore which focuses on domestic non-performing loans in Southeast Asia.

From time to time the Company may invest its own capital in debt instruments before selling them. These instruments are typically sold to international banks and financial institutions.

The Company earns fees for introducing borrowers and lenders or advising borrowers on capital raising transactions.

Most of the Company’s activities are conducted through INTL Trading, with non-securities transactions conducted through INTL Capital Ltd. (‘INTL Capital’) and local market transactions in South America conducted through INTL Gainvest.

Foreign Exchange Trading

The Company trades over 100 currencies, with a concentration on select, illiquid currencies of developing countries. The Company has an extensive global correspondent network that provides access to these currencies at competitive rates. The Company’s target customers are financial institutions, multi-national corporations, governmental and charitable organizations operating in and transferring funds to these developing countries. In addition, the Company executes trades based on the foreign currency flows inherent in the Company’s other international activities.

The Company primarily acts as a principal in buying and selling foreign currencies on a spot basis. The Company derives revenue from the difference between the purchase and sale prices.

The Company periodically holds foreign currency positions for longer periods to create liquidity for customers or to generate proprietary earnings.

The Company’s foreign exchange activities in fiscal 2007 were conducted through INTL Global Currencies Ltd. (“INTL Global Currencies”), a wholly-owned subsidiary domiciled in the United Kingdom. During 2007 we also established a company in Hong Kong, INTL Global Currencies (Asia) Ltd., to conduct a margin foreign exchange trading business. This company became operational in October 2007.

Commodities Trading

The Company’s commodities trading activities encompass the trading of physical metals such as gold, silver and platinum group metals as well as certain base metals, mainly lead and copper. The Company has relationships with a number of small and medium-sized metals producers, refiners, recyclers, consumers and manufacturing entities, and provides them with a full range of physical metals trading and hedging capabilities. The Company is also active in the acquisition of scrap metals which are refined under contract and sold to our customers.

The Company assists its customers in protecting the value of their future production by selling them put options on an OTC basis. The Company also provides customers with sophisticated option products, including combinations of buying and selling puts and calls. The Company mitigates its risks by effecting offsetting options with market counterparties or through the purchase or sale of exchange-traded commodities futures.

The Company commits its own capital to buy and sell precious and base metals on a spot and forward basis. The Company derives revenue from the difference between the purchase and sale prices.

The Company generally mitigates the price risk associated with its commodities inventory through the use of exchange-traded derivatives. This price risk mitigation does not generally qualify for hedge accounting under generally accepted accounting principles (‘GAAP’). In such situations, unrealized gains in inventory are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP. As a result, the Company’s reported commodities trading earnings are subject to significant volatility. The value of the Company’s commodities inventory at September 30, 2007 was stated at cost of $39.4 million, compared with a market value of $70.0 million.

The Company also takes proprietary positions by buying commodities or related options. The Company derives revenue from these proprietary activities through the difference between the purchase and sale prices or between premiums received and paid.

The Company’s commodities trading activities are conducted through our wholly owned subsidiaries, INTL Commodities, Inc. and INTL Commodities Mexico S de RL de CV (together, “INTL Commodities”). INTL Commodities has also established a trading presence in Singapore to focus on customers in that region. During the 2007 fiscal year, the Company established a joint venture, INTL Commodities DMCC, in Dubai, in the United Arab Emirates, with an unaffiliated local partner, to focus on the regional precious metals consumers. INTL Commodities DMCC is consolidated as a variable interest entity in accordance with FASB Interpretation No. 46(R) (“FIN 46(R)”).

Asset Management

The Company’s revenues in the asset management business include management and performance fees for management of third party assets and investment gains or losses on the Company’s investments in registered funds or proprietary accounts managed by the Company’s or independent investment managers. Total third party assets under management at September 30, 2007 amounted to $1.3 billion, including about $16 million invested by the Company (compared with $505 million at September 30, 2006, including about $5 million invested by the Company). A proprietary account managed for the Company by INTL Consilium LLC (‘INTL Consilium’) was valued at $9.4 million at September 30, 2007.

The Company’s strategy is to build the asset management business by applying an absolute return philosophy to niche markets in which the Company has significant expertise and experience. This business is conducted through INTL Consilium, INTL Capital and INTL Gainvest.

INTL Consilium is a joint venture organized by the Company and an unaffiliated third party and is consolidated as a variable interest entity in accordance with FIN 46(R). INTL Consilium is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”). INTL Consilium manages and operates a number of hedge funds and acts as investment sub-adviser for one of the portfolios of American Express World Express Funds.

INTL Capital is domiciled in Dubai and is authorized by the Dubai Financial Service Authority to operate from the Dubai International Financial Centre. INTL Capital manages the INTL Trade Finance Fund Limited, a Cayman Island company established to invest primarily in global trade finance-related assets.

INTL Gainvest is authorized by the Argentine authorities to manage three locally listed mutual funds. These funds consist primarily of local asset backed securities, are domestically rated and distributed to local pension funds, corporations and individuals. In addition, INTL Gainvest manages segregated portfolios for wealthy local individuals.

Competition

The international financial markets are highly competitive and rapidly evolving. In addition, these markets are dominated by firms with significant capital and personnel resources that are not currently available to the Company. The Company expects these competitive conditions to continue in the future. The Company’s strategy is to focus on smaller niche markets that are less attractive to larger competitors and require specialized expertise. The Company believes that it can compete successfully with other financial intermediaries in these markets based on the Company’s expertise and quality of service.

The Company’s activities are impacted, and will continue to be impacted, by investor interest in the markets served by the Company. The instruments traded in these markets compete with a wide range of alternative investment instruments. The Company seeks to counterbalance changes in demand in specified markets by undertaking activities in multiple uncorrelated markets.

Technology has increased competitive pressures on financial intermediaries by improving dissemination of information, making markets more transparent and facilitating the development of alternative execution mechanisms. In the debt trading markets, TRACE, the trade reporting system introduced by FINRA, has reduced spreads and profitability. In the equity markets, electronic communication networks (“ECNs”) compete with market-makers like the Company. ECNs provide a neutral forum in which third parties display and match their orders, but do not commit capital or provide liquidity to the marketplace. ECNs and similar alternative execution mechanisms provide the greatest benefit for markets in highly liquid securities. Similar execution mechanisms also exist in the foreign exchange market. The Company competes by focusing on niche markets for less liquid instruments and using its capital to enhance liquidity for customers.

Administration and Operations

The Company employs operations personnel to supervise and, for certain products, complete the clearing and settlement of transactions.

INTL Trading’s securities transactions are cleared through Broadcort, a division of Merrill Lynch, Pierce, Fenner & Smith, Inc. INTL Trading does not hold customer funds or directly clear or settle securities transactions.

In the foreign exchange and commodities trading businesses, the Company records all transactions in a proprietary trading system and employs operations staff to settle all transactions. The Company may hold customer funds in relation to these activities.

Certain of the Company’s proprietary investments are held in a prime brokerage account provided by Merrill Lynch.

The Company’s administrative staff manages the Company’s internal financial controls, accounting functions, office services and compliance with regulatory requirements.

Governmental Regulation

The Company’s activities, particularly in the securities markets, are subject to significant governmental regulation, both in the USA and overseas. Failure to comply with regulatory requirements could result in administrative or court proceedings, censure, fines, issuance of cease-and-desist orders, suspension or disqualification of the regulated entity, its officers, supervisors or representatives.

The regulatory environment in which the Company operates is subject to frequent change and these changes directly impact the Company’s business and operating results. The U.S.A. Patriot Act of 2001 and the Sarbanes-Oxley Act of 2002 have placed additional regulatory burdens and compliance costs on the Company.

The securities industry in the United States is subject to extensive regulation under federal and state securities laws. The Company is required to comply with a wide range of requirements imposed by the SEC, state securities commissions and FINRA. These regulatory bodies are charged with safeguarding the integrity of the financial markets and with protecting the interests of investors in these markets.

The activities of INTL Trading, as a broker-dealer, are regulated by FINRA while those of INTL Consilium, as a registered investment adviser, are regulated by the SEC.

Net Capital Requirements

INTL Trading is subject to the net capital requirements imposed by SEC Rule 15c3-1 under the Securities Exchange Act of 1934. These requirements are intended to ensure the financial integrity and liquidity of broker-dealers. They establish both minimum levels of capital and liquid assets. The net capital requirements prohibit the payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advances or loans to any stockholder, employee or affiliate, if such payment would reduce the broker-dealer’s net capital below required levels.

The net capital requirements restrict the ability of INTL Trading to make distributions to the Company. They also restrict the ability of INTL Trading to expand its business beyond a certain point without the introduction of additional capital.

During the 2007 fiscal year, after consultation with FINRA, the Company determined that it had failed to deduct certain contingent liabilities in calculating the net capital of INTL Trading for certain prior periods. As a result, INTL Trading had not at all times been in compliance with its minimum net capital requirements. In response, the Company immediately restructured its liabilities to eliminate any net capital deficiencies. The Company complied with a request made by the SEC in October 2007 to amend certain of its prior net capital filings.

As of September 30, 2007, INTL Trading’s net capital and excess net capital were $1,500,000 and $500,000 respectively.

Foreign Operations

The Company operates in a number of foreign jurisdictions, including the United Kingdom, Argentina, Brazil, Uruguay, Mexico, Nigeria, Dubai, Singapore and Hong Kong. INTL has established wholly-owned subsidiaries in Mexico and Nigeria but does not have offices or employees in those countries.

INTL Trading and INTL Consilium each have branch offices in the United Kingdom. As a result, their activities are also subject to regulation by the United Kingdom Financial Services Authority.

The activities of INTL Capital Limited and INTL Commodities DMCC are subject to regulation by the Dubai Financial Services Authority and the Dubai Multi Commodities Centre, respectively.

The activities of INTL Global Currencies (Asia) Limited are subject to regulation by the Hong Kong Securities & Futures Commission.

Business Risks

The Company seeks to mitigate the market and credit risks arising from its financial trading activities through an active risk management program. The principal objective of this program is to limit trading risk to an acceptable level while maximizing the return generated on the risk assumed.

The Company has a defined risk policy which is administered by the Company’s risk committee, which reports to the Company’s audit committee. The Company has established specific exposure limits for inventory positions in every business, as well as specific issuer limits and counterparty limits. These limits are designed to ensure that in a situation of unexpectedly large or rapid movements or disruptions in one or more markets, systemic financial distress, the failure of a counterparty or the default of an issuer, the potential estimated loss will remain within acceptable levels. The audit committee reviews the performance of the risk committee on a quarterly basis to monitor compliance with the established risk policy.

ITEM 1A.	RISK FACTORS

The Company faces a variety of risks that could adversely impact its financial condition and results of operations.

The risks faced by the Company include the following:

We do not have a consistent history of profitability and our ability to achieve consistent profitability in the future is subject to uncertainty.

During the fiscal year ended September 30, 2007 we recorded a net loss of $4.5 million, compared with a net income of $3.5 million in 2006, and net income of $2.6 million in 2005.

Our ability to achieve consistent profitability is subject to uncertainty due to the nature of our businesses and the markets in which we operate. In particular, our revenues and operating results may fluctuate significantly in the future because of the following factors:

•	Volatility in the securities and commodities markets in which we operate;

•	Changes in the volume of our market making and trading activities;

•	Changes in the value of our financial instruments, currency and commodities positions and our ability to manage related risks;

•	Our ability to manage personnel, overhead and other expenses;

•	Changes in execution and clearing fees;

•	The addition or loss of sales or trading professionals;

•	Changes in legal requirements; and

•	General economic and political conditions;

Although we are continuing our efforts to diversify the sources of our revenues, it is likely that our revenues and operating results will continue to fluctuate substantially in the future and such fluctuations could result in losses. These losses could have a material adverse affect on our business, financial condition and operating results.

The manner in which we account for our commodities inventory may increase the volatility of our reported earnings in the future.

Our net income is subject to volatility due to the manner in which we report our commodities inventory. This inventory is valued at the lower of cost or market value. The Company generally mitigates the price risk associated with its commodities inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under GAAP. In such situations, any unrealized gains in inventory are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP. As a result, the Company’s reported earnings from this business segment are subject to greater volatility than the earnings from our other business segments.

Our substantial indebtedness could adversely affect our financial conditions.

As of September 30, 2007, our total consolidated indebtedness to lenders and noteholders was approximately $110 million, and we expect to increase our indebtedness in the future as we continue to expand our business. Our indebtedness could have important consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•

requiring that a portion of our cash flow from operations be used for the payment of interest on our debt, thereby reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the securities industry;

•	restricting our ability to pay dividends or make other payments; and

•	placing us at a competitive disadvantage to our competitors that have less indebtedness.

We may be able to incur additional indebtedness in the future, including secured indebtedness. If new indebtedness is added to our current indebtedness levels, the related risks that we now face could intensify.

We face risks associated with our market making and trading activities.

We conduct our market-making and trading activities predominantly as a principal, which subjects our capital to significant risks. These activities involve the purchase, sale or short sale for customers and for our own account of financial instruments, including equity and debt securities, commodities and foreign exchange. These activities are subject to a number of risks, including risks of price fluctuations and rapid changes in the liquidity of markets.

These risks may limit our ability to either resell financial instruments we purchased or to repurchase securities we sold in these transactions. In addition, we may experience difficulty borrowing financial instruments to make delivery to purchasers to whom we sold short, or lenders from whom we have borrowed. From time to time, we have large position concentrations in securities of a single issuer or issuers in specific countries and markets. This concentration could result in higher trading losses than would occur if our positions and activities were less concentrated.

The success of our market-making activities depends on:

•	the price volatility of specific financial instruments, currencies and commodities;

•	our ability to attract order flow;

•	the skill of our personnel;

•	the availability of capital; and

•	general market conditions.

To attract market-trading and trading business, we must be competitive in:

•	providing enhanced liquidity to our customers;

•	the efficiency of our order execution;

•	the sophistication of our trading technology; and

•	the quality of our customer service.

In our role as a market maker and trader, we attempt to derive a profit from the difference between the prices at which we buy and sell financial instruments, currencies and commodities. However, competitive forces often require us to:

•	match the quotes other market makers display; and

•	hold varying amounts of financial instruments, currencies and commodities in inventory.

By having to maintain inventory positions, we are subject to a high degree of risk. We cannot ensure that we will be able to manage our inventory risk successfully or that we will not experience significant losses, either of which could materially adversely affect our business, financial condition and operating results.

We may have difficulty managing our growth.

Since October 1, 2004, we have experienced significant growth in our business. Our operating revenues grew from $26.1 million in the 2005 fiscal year to $35.9 million in 2006. Operating revenues for the 2007 fiscal year were $53.6 million.

This growth has required and will continue to require us to increase our investment in management personnel, financial and management systems and controls, and facilities. In the absence of continued revenue growth, the costs associated with our expected growth would cause our operating margins to decline from current levels. In addition, as is common in the financial industry, we are and will continue to be highly dependent on the effective and reliable operation of our communications and information systems.

The scope of procedures for assuring compliance with applicable rules and regulations has changed as the size and complexity of our business has increased. In response, we have implemented and continue to revise formal compliance procedures.

It is possible that we will not be able to manage our growth successfully. Our inability to do so could have a material adverse effect on our business, financial condition and operating results.

Counterparties may fail to pay us.

As a market-maker of OTC and listed securities, the majority of our securities transactions are conducted as principal with broker-dealer counterparties located in the United States. We clear our securities transactions through an unaffiliated clearing broker. Substantially all of our equity and debt securities are held by this clearing broker. Our clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations.

We are responsible for self-clearing our foreign exchange and commodities activities and, in addition, take principal risk to counterparties in these activities. The settlement of exchange traded options is effected through clearing institutions. Any metals or other physical commodities positions are held by third party custodians.

Our policy is to monitor the credit standing of the counterparties with which we conduct business. Nevertheless, one or more of these counterparties may default on their obligations. If any do, our business, financial condition and operating results could be materially adversely affected.

In our equity, debt and commodities trading businesses we rely on the ability of our clearing brokers to adequately discharge its obligations on a timely basis. We also depend on the solvency of our clearing brokers and custodians. Any failure by a clearing broker to adequately discharge its obligations on a timely basis, or insolvency of a clearing broker or custodian, or any event adversely affecting our clearing brokers or custodians, could have a material adverse effect on our business, financial condition and operating results.

Our revenues may decrease due to changes in market volume, prices or liquidity.

Our revenues may decrease due to a changes in market volume, prices or liquidity. Declines in the volume of securities, foreign exchange and commodities transactions and in market liquidity generally may result in lower revenues from market-making and trading activities. Changes in price levels of securities and commodities also may result in reduced trading activity and reduce our revenues from market-making transactions. Changed price levels also can result in losses from changes in the market value of securities and commodities held in inventory. Sudden sharp changes in market values of securities and commodities can result in:

•	illiquid markets;

•	fair value losses arising from positions held by the Company;

•	the failure of buyers and sellers of securities and commodities to fulfill their settlement obligations; and

•	increases in claims and litigation.

Any change in market volume, price or liquidity or any other of these factors could have a material adverse effect on our business, financial condition and operating results.

Our revenues may be impacted by diminished market activity due to adverse economic, political and market conditions.

The amount of our revenues depends in part on the level of activity in the securities, foreign exchange and commodities markets in which we conduct business. The level of activity in these markets is directly affected by numerous national and international factors that are beyond our control, including:

•	economic, political and market conditions;

•	the availability of short-term and long-term funding and capital;

•	the level and volatility of interest rates;

•	legislative and regulatory changes; and

•	currency values and inflation.

Any one or more of these factors may reduce the level of activity in these markets, which could result in lower revenues from our market-making and trading activities. Any reduction in revenues or any loss resulting from these factors could have a material adverse effect on our business, financial condition and operating results.

We depend significantly on a limited group of customers.

Based on management’s assessment of our business, we believe that a small number of our customers account for a significant portion of our revenues in each of our businesses. We are unable to measure the level of this concentration because our dealing activities do not permit us to quantify revenues generated by each customer. We expect a significant portion of the future demand for each of our market-making and trading services to remain concentrated within a limited number of customers. None of these customers is obligated contractually to use our market-making or trading services. Accordingly, these customers may direct their trading activities to other market-makers or traders at any time. The loss of or a significant reduction in demand for our services from any of these customers could have a material adverse effect on our business, financial condition and operating results.

We depend on our ability to attract and retain key personnel.

Competition for key personnel and other highly qualified management, sales, trading, compliance and technical personnel is significant. It is possible that we will be unable to retain our key personnel and to attract, assimilate or retain other highly qualified personnel in the future. The loss of the services of any of our key personnel or the inability to identify, hire, train and retain other qualified personnel in the future could have a material adverse effect on our business, financial condition and operating results.

From time to time, other companies in the financial sector have experienced losses of sales and trading professionals. The level of competition to attract these professionals is intense. It is possible that we will lose professionals due to increased competition or other factors in the future. The loss of a sales and trading professional, particularly a senior professional with broad industry expertise, could have a material adverse affect on our business, financial condition and operating results.

We depend significantly on our computer and communications systems.

Our market-making and trading activities depend on the integrity and performance of the computer and communications systems supporting them. Extraordinary trading volumes or other events could cause our computer systems to operate at an unacceptably low speed or even fail. Any significant degradation or failure of our computer systems or any other systems in the trading process could cause customers to suffer delays in trading. These delays could cause substantial losses for customers and could subject us to claims from customers for losses. Our systems may also fail as a result of:

•	hurricanes, tornados, fires or other natural disasters;

•	power or telecommunications failures;

•	acts of God;

•	computer hacking activities;

•	terrorism; or

•	war.

Any computer or communications system failure or decrease in computer systems performance that causes interruptions in our operations could have a material adverse effect on our business, financial condition and operating results.

We are subject to extensive government regulation.

The securities industry is subject to extensive regulation under federal, state and foreign laws. In addition, the Securities and Exchange Commission, FINRA, other self-regulatory organizations, commonly referred to as SROs, state securities commissions, and foreign securities regulators require strict compliance with their respective rules and regulations. These regulatory bodies are responsible for safeguarding the integrity of the financial markets and protecting the interests of participants in those markets. As participants in various financial markets, we may be subject to regulation concerning certain aspects of our business, including:

•	trade practices;

•	capital structure;

•	record retention; and

•	the conduct of our directors, officers and employees.

Failure to comply with any of these laws, rules or regulations could result in adverse consequences. We and certain of our officers and employees, have, in the past, been subject to claims arising from acts in contravention of these laws, rules and regulations. These claims have resulted in the payment of fines and settlements. It is possible that we and our officers and other employees will, in the future, be subject to similar claims. An adverse ruling against us or our officers and other employees could result in our or our officers and other employees being required to pay a substantial fine or settlement and could result in suspension or expulsion. This could have a material adverse effect on our business, financial condition and operating results.

The regulatory environment in which we operate is subject to change. New or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities, SROs or FINRA could have a material adverse effect on our business, financial condition and operating results. Changes in the interpretation or enforcement of existing laws and rules by these governmental authorities, SROs and FINRA could also have a material adverse effect on our business, financial condition and operating results.

Additional regulation, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect securities firms. We cannot predict what effect any such changes might have. Our business, financial condition and operating results may be materially affected by both regulations that are directly applicable to us and regulations of general application. Our level of trading and market-making activities can be affected not only by such legislation or regulations of general applicability, but also by industry-specific legislation or regulations.

We are subject to net capital requirements.

The SEC, FINRA and various other regulatory agencies require our broker-dealer subsidiary, INTL Trading, to maintain specific levels of net capital. Failure to maintain the required net capital may subject this subsidiary to suspension or revocation of registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies. In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against net capital could limit our operations that require the intensive use of capital. They could also restrict our ability to withdraw capital from our brokerage subsidiary. Any limitation on our ability to withdraw capital could limit our ability to pay cash dividends, repay debt and repurchase shares of our outstanding stock. A significant operating loss or any unusually large charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and operating results. In this connection, we may be subject to claims by the SEC and FINRA arising from certain net capital deficiencies disclosed in “Item 1. Business – Net Capital Requirements.”

INTL Capital in Dubai and INTL Global Currencies (Asia) in Hong Kong are also subject to minimum net capital requirements.

We are subject to risks relating to litigation and potential securities laws liability.

Many aspects of our business involve substantial risks of liability. A market maker is exposed to substantial liability under federal and state securities laws, other federal, state and foreign laws and court decisions, as well as rules and regulations promulgated by the SEC, FINRA and other regulatory bodies. We are also subject to the risks of litigation and claims that may be without merit. As we intend to defend actively any such litigation, significant legal expenses could be incurred. An adverse resolution of any future lawsuits or claims against us could have a material adverse effect on our business, financial condition and operating results.

We may be subject to potentially large claims for violations of environmental laws.

Our base metals trading business may be subject to potential claims under certain federal, state and foreign environmental laws. This business involves the purchase and sale of base metals such as lead and other potentially hazardous materials. As part of this business, we engage third parties located both in the United States and in other countries to acquire, store, transport and recycle used automotive and industrial batteries on our behalf. In the event that these third parties fail to comply with federal, state or foreign environmental laws in handling or disposing of these batteries and other hazardous substances used in or arising from the recycling of these batteries, we may be exposed to claims for the cost of remediating sites impacted by such improper handling and disposal, as well as other related costs. We seek to mitigate this risk by dealing with third parties who we believe are in compliance with applicable laws and who have established reputations in the industry.

We are subject to intense competition.

We derive most of our revenues from market-making and trading activities. The market for these services, particularly market-making services through electronic communications gateways, is rapidly evolving and intensely competitive. We expect competition to continue and intensify in the future. We compete primarily with wholesale, national, and regional broker-dealers, as well as electronic communications networks. We compete primarily on the basis of our expertise and quality of service.

A number of our competitors have significantly greater financial, technical, marketing and other resources than we have. Some of them may:

•	offer alternative forms of financial intermediation as a result of superior technology and greater availability of information;

•	offer a wider range of services and products than we offer;

•	have greater name recognition; and

•	have more extensive customer bases.

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

We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not have a material adverse effect on our business, financial condition and operating results.

Certain provisions of Delaware law and our charter may adversely affect the rights of holders of our common stock and make a takeover of us more difficult.

We are organized under the laws of the State of Delaware. Certain provisions of Delaware law may have the effect of delaying or preventing a change in control. In addition, certain provisions of our certificate of incorporation may have anti-takeover effects and may delay, defer or prevent a takeover attempt that a stockholder might consider in its best interest. Our certificate of incorporation authorizes the board to determine the terms of our unissued series of preferred stock and to fix the number of shares of any series of preferred stock without any vote or action by our stockholders. As a result, the board can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. In addition, the issuance of preferred stock may have the effect of delaying or preventing a change of control, because the rights given to the holders of a series of preferred stock may prohibit a merger, reorganization, sale, liquidation or other extraordinary corporate transaction.

Our stock price is subject to volatility.

The market price of our common stock has been and can be expected to be subject to fluctuation as a result of a variety of factors, many of which are beyond our control, including:

•	actual or anticipated variations in our results of operations;

•	announcements of new products by us or our competitors;

•	technological innovations by us or our competitors;

•	changes in earnings estimates or buy/sell recommendations by financial analysts;

•	the operating and stock price performance of other companies;

•	general market conditions or conditions specific in specific markets;

•	conditions or trends affecting our industry or the economy generally;

•	announcements relating to strategic relationships or acquisitions; and

•	risk factors and uncertainties set forth elsewhere in this Form 10-K.

Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts, and the trading prices of our common stock could decline as a result. In addition, any negative change in the public’s perception of the securities industry could depress our stock price regardless of our operating results.

Future sales by existing stockholders could depress the market price of our common stock.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

Two of our officers, Sean O’Connor and Scott Branch, have agreed to restrict the sale of the shares of our common stock owned by them. They beneficially own 1,809,681 outstanding shares, or 21.9% of the total shares outstanding as of September 30, 2007. These restrictions will expire upon the repayment of our senior subordinated convertible notes. The agreement contains several exceptions which permit each officer to sell these shares in limited amounts and/or under limited circumstances. These exceptions include the ability to sell up to 20,000 shares prior to September 30, 2007 and up to 20,000 shares in each calendar quarter thereafter, plus additional shares in any period provided certain pricing or other conditions are satisfied.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company maintains offices in:

•	the USA in New York, Altamonte Springs, Fort Lauderdale and Miami;

•	Argentina, in Buenos Aires;

•	Brazil, in Sao Paulo;

•	Uruguay, in Montevideo;

•	the United Kingdom, in London;

•	the United Arab Emirates, in Dubai;

•	Singapore; and

•	Hong Kong.

We lease all of our office space except for the space in Buenos Aires, which we own. For information concerning leasehold improvements and rental commitments, see notes 18 and 20 in the Notes to the Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings. In light of the nature of the Company’s activities, it is possible that the Company may be involved in material litigation in the future, and such litigation could have a material adverse impact on the Company and its financial condition and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Principal Trading Market

The Company's common stock is listed on The NASDAQ Stock Market LLC (“NASDAQ”), under the symbol "IAAC." The Company’s stock trades on the NASDAQ Capital Market.

Sales Prices

The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock as reported by NASDAQ.

	High	Low
Fiscal Year 2007

Fourth Quarter (Jul. 2007 – Sept. 2007)	$26.79	$20.41
Third Quarter (Apr. 2007 – Jun. 2007)	$28.35	$20.52
Second Quarter (Jan. 2007 – Mar. 2007)	$29.62	$15.36
First Quarter (Oct. 2006 – Dec. 2006)	$49.53	$21.41

Fiscal Year 2006

Fourth Quarter (Jul. 2006 – Sept. 2006)	$28.50	$12.09
Third Quarter (Apr. 2006 – Jun. 2006)	$16.70	$9.85
Second Quarter (Jan. 2006 – Mar. 2006)	$11.68	$8.69
First Quarter (Oct. 2005 – Dec. 2005)	$9.34	$7.00

Dividends

The Company has never declared any cash dividends on its common stock, and does not currently have any plans to pay dividends on its common stock. The payment of cash dividends in the future is subject to the discretion of the Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors.

Holders

As of September 30, 2007, there were 111 shareholders of record of the Company’s common stock, according to the records maintained by the Company’s transfer agent. As of September 30, 2007, the Company estimates that there were approximately 2,494 beneficial owners of the Company’s common stock.

Equity Compensation Plan Information

The following table presents information regarding the Company’s equity compensation plans at September 30, 2007:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants or rights	Weighted-average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders

- Stock Option Plan	812,006	$6.70	899,894
- Restricted Stock Plan			733,516

Total	828,490		1,633,410

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes certain consolidated financial information:

(in thousands of dollars unless otherwise stated)	2007	2006	2005	2004	2003
				as restated
Revenues:
Sales of physical commodities	$4,429,300	$442,855	$—	$—	$—
Net dealer inventory and investment gains	18,139	31,239	24,851	21,407	9,537
Asset management fees	7,761	766
Equity in income from asset management joint venture		331	217	(41)
Other	5,114	1,247	1,072	672	1,261

Total revenues	4,460,314	476,438	26,140	22,038	10,798
Cost of sales of physical commodities	4,406,729	440,561	0	0	0

Operating revenues	53,585	35,877	26,140	22,038	10,798
Interest expense	9,317	2,095	1,335	3,214	44

Net revenues	44,268	33,782	24,805	18,824	10,754
Non-interest expenses:
Compensation and benefits	30,496	16,652	11,005	8,490	4,321
Clearing and related expenses	11,425	7,679	6,534	5,899	2,843
Occupancy and equipment rental	1,171	632	437	513	459
Professional fees	2,263	832	558	419	438
Depreciation and amortization	838	420	320	186	362
Business development	1,757	1,108	765	472	263
Insurance	312	224	179	362	233
Other	1,895	974	887	603	381

Total non-interest expenses	50,157	28,521	20,685	16,944	9,300

Income (loss) before income tax and minority interest	(5,889)	5,261	4,120	1,880	1,454
Income tax expense (benefit)	(1,982)	1,730	1,484	1,998	203

Income (loss) before minority interest	(3,907)	3,531	2,636	(118)	1,251
Minority interest in income of consolidated entities	585	71	22	—	—

Net income (loss)	$(4,492)	$3,460	$2,614	$(118)	$1,251

Earnings (loss) per share:
Basic	$(0.56)	$0.45	$0.36	$(0.02)	$0.34

Diluted	$(0.56)	$0.41	$0.33	$(0.02)	$0.32

Weighted average number of common shares outstanding:
Basic	8,087	7,637	7,303	5,090	3,689

Diluted	8,087	8,388	8,024	5,090	3,863

Net income (loss)	$(4,492)	$3,460	$2,614	$(118)	$1,251
Other comprehensive income (loss) :
Currency translation adjustments	(37)

Total comprehensive income (loss)	$(4,529)	$3,460	$2,614	$(118)	$1,251

(in thousands of dollars unless otherwise stated)	2007	2006	2005	2004	2003
				as restated
Selected Balance Sheet Data
Total assets	$422,002	$199,913	$147,019	$67,692	$17,348
Convertible subordinated notes payable	$24,911	$26,859	$—
Total stockholders’ equity	$35,581	$33,943	$28,072	$24,573	$9,282

Unaudited data:
1. Data adjusted for unrealized gains in commodities inventory, which is stated at the lower of cost or market value:

Operating revenues as stated above	$53,585	$35,877	$26,140	$22,038	$10,798
Net change in unrealized gain in commodities inventory	$24,451	$6,027	$—	$—	$—

Adjusted operating revenues, marked to market	$78,036	$41,904	$26,140	$22,038	$10,798

Net income (loss) as stated above	$(4,492)	$3,460	$2,614	$(118)	$1,251
Net change in unrealized gain in commodities inventory	$24,451	$6,027	$—	$—	$—
Tax effect at average rate of 37.5%	$(9,169)	$(2,260)	$—	$—	$—

Adjusted net income (loss)	$10,790	$7,227	$2,614	$(118)	$1,251

Stockholders’ equity as stated above	$35,581	$33,943	$28,072	$24,573	$9,282
Cumulative unrealized gain in commodities inventory	$30,523	$6,027	$—	$—	$—
Tax effect at average rate of 37.5%	$(11,429)	$(2,260)	$—	$—	$—

Adjusted stockholders’ equity	$54,675	$37,710	$28,072	$24,573	$9,282

Return on average adjusted stockholders’ equity	23%	22%	10%	-1%	18%

2. Other data

Employees	170	89	67	51	28
Compensation and benefits/adjusted operating revenues	39%	40%	42%	39%	40%

Item 1 under “Unaudited data” in the table above sets forth the Company’s operating revenues, net income and stockholders’ equity, adjusted to reflect the net change in the unrealized gains in the Company’s commodities inventory during each period (in the case of operating revenues and net income) and cumulative unrealized gain in the Company’s commodities inventory (in the case of stockholders’ equity). The Company has also included the estimated tax liability which would have been incurred as a result of these adjustments, utilizing its average blended tax rate in the United States of 37.5%.

As discussed elsewhere in this Form 10-K, the Company accounts for its commodities inventories at the lower of cost or market value. The adjustments are intended to reflect, on a pro forma basis, the impact on the Company’s operating revenues, net income and stockholders’ equity if the commodity inventories were valued at market value.

Adjusted operating revenues, adjusted net income and adjusted stockholders’ equity are financial measures that are not recognized by GAAP, and should not be considered as alternatives to operating revenues, net income or stockholders’ calculated under GAAP or as an alternative to any other measures of performance derived in accordance with GAAP. The Company has included these non-GAAP financial measures because it believes that they permit investors to make more meaningful comparisons of performance between the periods presented. In addition, these non-GAAP measures are used by management in evaluating the Company’s performance.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company’s results of operations in 2007 were affected by the following developments which took place during the 2007 fiscal year:

•	The Company expanded its debt capital markets team and established an office in Miami, with the goal of increasing the origination, structuring and placement of corporate debt in Latin America.

•

The Company established an asset management subsidiary, INTL Capital Limited, with offices in Dubai, United Arab Emirates. INTL Capital was granted a license by the Dubai Financial Services Authority to operate in the Dubai International Financial Centre. INTL Capital commenced business in February 2007 and manages the INTL Trade Finance Fund Limited, which primarily invests in global trade finance-related assets.

•

The Company recruited a senior executive to lead the Company’s activities in Southeast Asia. The Company also recruited a precious metals team in Singapore to augment the business of INTL Commodities in the region and established a capital markets capability to focus on distressed debt opportunities. Finally, the Company established INTL Global Currencies (Asia) in Hong Kong to engage in margin foreign exchange trading. It commenced business in October 2007.

•	The Company recruited a senior executive to establish and manage a joint venture, INTL Commodities DMCC, in Dubai. The joint venture commenced precious metals trading in February 2007.

•	In May 2007 the Company acquired the group of companies comprising INTL Gainvest. INTL Gainvest specializes in local market securitizations and asset management in Argentina, Brazil and Uruguay.

The Company believes that it continues to make significant progress in its efforts to build a diversified financial services firm focusing on niche markets. The Company has successfully acquired or established businesses in key product areas and geographic locations. The Company’s activities are currently divided into international equities market-making, international debt capital markets, foreign exchange trading, commodities trading and asset management.

There were significant changes in the nature of the Company’s precious metals operations in fiscal 2007. These changes include increased trading due to the hiring of a platinum group metals trader in London and the establishment of INTL Commodities DMCC, a joint venture in Dubai to sell precious metals for physical delivery. As a result of these changes, the physical delivery component of the Company’s precious metals business has begun to outweigh the financial trading component. The Company previously applied the guidelines contained in American Institute of Certified Public Accountants Audit and Accounting Guide, Brokers and Dealers in Securities, to its precious metals business, because the Company considered it to be primarily a financial business. Accordingly, the Company recorded precious metals revenues on a net basis and its precious metals inventories on a marked-to-market basis, as it does in its securities and currency businesses. As a consequence of the significant development of its commodities business into a physical delivery business as discussed above, the Company has changed its accounting policy to record all precious metals revenues on a gross basis and to record all physical precious metals inventories at the lower of cost or market value. As a result, all the Company’s commodities revenues, for both base and precious metals, are recorded gross, and all the Company’s commodities inventories, both base and precious metals, are recorded at the lower of cost or market value. This change in accounting policy is further discussed in note 1 (h) of the Notes to the Consolidated Financial Statements.

The comparative gross revenue number for 2006 includes gross revenues for precious metals for the full year except the first quarter, when these numbers were not available. Comparative gross revenue numbers were also not available for fiscal 2005. There was no precious metals inventory at September 30, 2006, so no adjustment is required to be made for fiscal 2006. The effect of the difference between cost and market value of the Company’s precious metals inventory at September 30, 2005 would have been to decrease net income after tax by approximately $43,000. The Company considers this amount to be non-material and has accordingly not made any adjustment to the comparative revenues or net income for fiscal 2005.

As stated above, physical commodities inventory is valued at the lower of cost or market value. The Company generally mitigates the price risk associated with commodities held in inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under GAAP. In such situations, unrealized gains in inventory are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP. As a result, the Company’s reported commodities trading earnings may be subject to volatility.

At September 30, 2007 the physical commodities inventory was valued at cost of $39.4 million, compared with market value of $70.0 million, meaning that there was an unrealized fair value gain of $30.6 million in physical commodities inventory that was not recognized under GAAP.

All of the Company’s other businesses are accounted for on a fair value basis. A comparison of operating revenues by business segment is not a useful guide to the relative economic performance of each business because of the differing accounting treatments.

The total revenues as reported for fiscal 2007 and 2006 are not comparable with the total revenues reported for fiscal 2005 because they combine gross revenues for the commodities business and net revenues for all other businesses. The Company’s management views ‘Operating revenues’, shown on the face of the Consolidated Statements of Operations and calculated by deducting cost of sales from total revenues, as a more meaningful number for comparison with prior periods.

Fiscal Year 2007 Compared to Fiscal Year 2006

The following table reflects the sources of the Company’s operating revenues as a percentage of the Company’s total operating revenues for fiscal year 2007 and fiscal year 2006.

(Dollar amounts in thousands)	Fiscal Year Operating Revenues	Percentage of Total Operating Revenues	Fiscal Year Operating Revenues	Percentage of Total Operating Revenues	Percentage Change in Operating Revenues
	2007	2007	2006	2006	2006-2007
Equities market-making	$27,531	51%	$17,994	50%	53%
Debt capital markets	6,432	12%	2,363	6%	172%
Foreign exchange	14,147	27%	12,874	36%	10%
Commodities trading	(9,258)	(17%)	938	3%	Not meaningful
Asset management	14,018	26%	1,314	4%	967%
Other	715	1%	394	1%	81%

Total Operating Revenues	$53,585	100%	$35,877	100%	49%

The following table reflects the net contribution of the Company’s principal business activities for fiscal year 2007 and fiscal year 2006. Net contribution consist of revenues from each business activity, less direct clearing and clearing related charges and variable trader compensation.

(Dollar amounts in thousands)	Fiscal Year Net Contribution	Percentage of Total Net Contribution	Fiscal Year Net Contribution	Percentage of Total Net Contribution	Percentage Change in Net Contributions
	2007	2007	2006	2006	2006-2007
Equities market-making	$13,790	46%	$9,353	44%	47%
Debt capital markets	4,636	16%	1,995	9%	132%
Foreign exchange	11,080	37%	9,879	46%	12%
Commodities	(11,961)	(40%)	(547)	(3%)	Not meaningful
Asset management	12,294	41%	781	4%	Not meaningful

Total Net Contribution	$29,839	100%	$21,461	100%	39%

The following table reflects the principal components of the Company’s non-interest expenses as a percentage of the Company’s total non-interest expenses in fiscal year 2007 and fiscal year 2006.

(Dollar amounts in thousands)	Fiscal Year	Percentage of Total Expense	Fiscal Year	Percentage of Total Expense	Percentage Change in Expense
	2007	2007	2006	2006	2006-2007
Compensation and benefits	$30,496	61%	$16,652	58%	83%
Clearing and related expenses	11,425	23%	7,679	27%	49%
Occupancy and equipment rental	1,171	2%	632	2%	85%
Professional fees	2,263	4%	832	3%	172%
Depreciation and amortization	838	2%	420	1%	100%
Business development	1,757	3%	1,108	4%	59%
Insurance	312	1%	224	1%	39%
Other expenses	1,895	4%	974	4%	95%

Total non-interest expenses	$50,157	100%	$28,521	100%	76%

The following table shows the Company’s earnings before interest, income taxes, depreciation, amortization and minority interest, adjusted for the change in the unrealized gain in commodities inventory (‘Adjusted EBITDA’), together with a reconciliation of Adjusted EBITDA to net income (loss), for the fiscal years 2007 and 2006.

Adjusted EBITDA is a financial measure that is not recognized by generally accepted accounting principles in the United States of America (‘GAAP’).

EBITDA should not be considered as an alternative to cash flow from operating activities or as an alternative to net income or as an indicator of the Company’s operating performance or as an alternative to any other measures of performance derived in accordance with GAAP. The Company has included this non-GAAP financial measure because it believes that it permits investors to make a more meaningful comparison of performance between periods presented. In addition, this non-GAAP measure is defined in certain of the Company’s loan covenants and is used by management and the Company’s lenders in evaluating the Company’s performance.

(In thousands)	Fiscal Year	Fiscal Year
	2007	2006
Adjusted EBITDA	$27,793	$13,427
Change in unrealized fair market value gain in commodities inventory	(24,451)	(6,027)
Interest income	924	376
Interest expense	(9,317)	(2,095)
Depreciation and amortization	(838)	(420)
Income tax benefit/(expense)	1,982	(1,730)
Minority shareholders	(585)	(71)

Net (loss)/income	($4,492)	$3,460

Net Income

The Company incurred a net loss of $4,492,000 in 2007, or a loss of $0.56 cents per diluted share, compared to net income of $3,460,000 reported in 2006, which equates to earnings of $0.41 per diluted share.

Operating Revenues

The Company’s operating revenues increased 49% to $53,585,000 in 2007 from $35,877,000 in 2006.

International equities market-making – Operating revenues increased 53% to $27,531,000 in 2007 from $17,994,000 in 2006. Volumes increased as a result of increasingly favorable market conditions. Revenues in each quarter of 2007 were higher than the best quarter of 2006, with the second and fourth quarters of 2007 being particularly strong. Equity market-making operating revenues include the trading profits earned by the Company before the related expense deduction for ADR conversion fees. These ADR fees are included in the statement of operations as clearing and related expenses.

International debt capital markets – Operating revenues increased 172% to $6,432,000 in 2007 from $2,363,000 in 2006. Debt capital markets operating revenues increased to 12% of total operating revenues in 2007 from 6% in 2006. The principal reason for this increase was the expansion of the Company’s debt origination business. The Company substantially enhanced its ability to originate and structure corporate debt transactions in 2007 with the recruitment of experienced individuals in New York and Miami. The Company also benefited from the acquisition of INTL Gainvest in May 2007, which actively participates in the domestic asset-backed securitization markets in Argentina and Brazil. Total fee income from these activities was $3,767,000. The Company’s debt trading business has been adversely affected by decreasing spreads and volumes over the past two years. TRACE, FINRA’s bond trade tracking system, has introduced greater transparency into the markets and has contributed to the reduced spreads. Debt trading and related revenues increased to $2,000,000 in 2007 from $1,147,000 in 2006, with gains on proprietary trading making up for reduced activity in secondary market customer trading. Trade finance revenues decreased to $628,000 in 2007 from $1,166,000 in 2006 as the focus in this business shifted to the establishment and management of the INTL Trade Finance Fund Limited in February 2007, which primarily invests in global trade finance-related assets. This fund is managed by INTL Capital and at September 30, 2007, had approximately $40 million in assets under management.

Foreign exchange trading – Operating revenues in this segment increased 10% to $14,147,000 in 2007 from $12,874,000 in 2006. This was largely due to a good fourth quarter result, with performance through the third quarter in 2007 lagging behind that of 2006. The Company focused on further expanding its customer base during the year and benefited in the fourth quarter from volatile conditions in some of the Company’s markets. Foreign exchange operating revenues decreased from 36% of total revenue in 2006 to 27% in 2007.

Commodities trading – Operating revenues in this segment decreased from $938,000 in 2006 to a loss of $9,258,000 in 2007.

Precious metals operating revenues increased 227% to $6,237,000 in 2007 from $1,908,000 in 2006. At September 30, 2007, the precious metals inventory was valued at cost of $12.7 million, compared with fair market value of $13.5 million, meaning that there was an unrealized fair value gain of $0.8 million in precious metals inventory that was not recognized under GAAP.

The base metals trading business commenced in fiscal 2006. The business recorded an operating loss of $15,495,000 for the year, as reported under GAAP, compared with an operating loss of $970,000 in 2006. However, the Company’s management assesses the economic performance of this business on a marked-to-market basis. At September 30, 2007, the base metals inventory was valued at cost of $26.7 million, compared with fair market value of $56.4 million, meaning that there was an unrealized fair value gain of $29.7 million in base metals inventory that was not recognized under GAAP. At September 30, 2006, the base metals inventory was valued at cost of $15.3 million, compared with fair market value of $21.3 million, meaning that there was an unrealized fair value gain of $6 million in base metals inventory that was not recognized under GAAP.

As disclosed above, commodities inventory is valued under GAAP at the lower of cost or market value, while positions in all of the Company’s other businesses are accounted for on a fair value basis. A comparison of profit and loss by business, as reported under GAAP, is not a useful guide to the relative economic performance of each business because of the differing accounting treatments.

The Company generally mitigates the price risk associated with commodities inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under GAAP. In such situations, unrealized gains in inventory are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP. As a result, the Company’s reported commodities trading earnings are subject to volatility.

Alternative GAAP treatment is under consideration by the FASB that would affect the way the Company accounts for its commodities inventory. The FASB has proposed a FASB Staff Position (“FSP”) that would require mark-to-market accounting for inventory if it is bought and sold with the objective of making a profit and has a readily determinable fair value. Both of these criteria would apply in the case of the Company’s commodities inventory. However, the proposed FSP, if adopted, would only be effective for fiscal years beginning after November 15, 2008, and early adoption would not be permitted.

Asset management – The Company’s asset management segment revenues include management and performance fees, commissions and other revenues received by the Company for management of third party assets and investment gains or losses on the Company’s investments in registered funds or proprietary accounts managed either by the Company’s investment managers or by independent investment managers.

The Company has separately disclosed the results of the asset management segment of its business for the first time in 2007. Commencing on August 1, 2006 the Company consolidated the accounts of INTL Consilium, the Company’s asset management joint venture. INTL Consilium’s results had been accounted for on the equity method prior to that date. The Company owns a 50.1% interest in INTL Consilium. The Company has a wholly-owned subsidiary, INTL Capital, which commenced business as an investment adviser to the INTL Trade Finance Fund in February 2007. INTL Gainvest, acquired in May 2007, also conducts an asset management business.

Operating revenues in this segment were $14,018,000 in 2007, compared with $1,314,000 in 2006. These amounts are not directly comparable because INTL Consilium’s results were consolidated only for the last two months of fiscal 2006. Total third party assets under management at September 30, 2007 were $1.3 billion (including approximately $16 million invested by the Company and $60 million invested by one of the Company’s principal shareholders), compared with $505 million at September 30, 2006 (including approximately $5 million invested by the Company and $100 million invested by one of the Company’s principal shareholders). The principal shareholder has indicated that it needs to redeem its investment during the 2008 fiscal year. Also included in the operating revenues of this segment are the gains in a proprietary account managed by INTL Consilium that was valued at $9.4 million at September 30, 2007.

Net Contribution

The net contribution of all the Company’s business segments increased 39% from $29,839,000 for 2007 from $21,461,000 for 2006. Net contribution consists of operating revenues, less direct clearing and clearing related charges and variable trader compensation, as more fully described below. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources.

International equities market-making – For this business segment, net contribution is calculated as total revenues less clearing and clearing related charges paid to the Company’s clearing organization and to ADR conversion banks, and less variable trader compensation. Variable trader compensation represents compensation paid to the Company’s traders on the basis of a fixed percentage of revenues less clearing and related charges, ADR conversion costs, base salaries and a fixed overhead allocation.

The net contribution of the equity trading business increased to $13,790,000 in 2007 from $9,353,000 in 2006, an increase of 47%.

International debt capital markets – For this business segment, net contribution is calculated as total revenues less clearing and clearing related charges paid to the Company’s clearing organization; and less variable trader compensation. Variable trader compensation represents compensation paid to the Company’s traders on the basis of a fixed percentage of revenues less clearing and related charges, base salaries and a fixed overhead allocation.

The net contribution of the debt trading business increased to $4,636,000 in 2007 from $1,995,000 in 2006, an increase of 132%.

Foreign exchange trading – For this business segment, net contribution is calculated as total revenues less bank charges and variable trader compensation. Variable trader compensation represents compensation paid to the Company’s traders on the basis of a fixed percentage of revenues, less bank charges, bank interest, base salaries and a fixed overhead allocation.

The net contribution of the foreign exchange trading segment increased to $11,080,000 in 2007 from $9,879,000 in 2006, an increase of 12%.

Commodities trading – For this business segment, net contribution is calculated as total operating revenues less bank charges and variable trader compensation. Variable trader compensation represents compensation paid to the Company’s traders on the basis of a fixed percentage of operating revenues, less bank charges, bank interest, base salaries and a fixed overhead allocation. For the purpose of calculating variable compensation to be paid to commodities traders, operating revenues are determined on a mark-to-market basis and not on the basis of GAAP.

The net contribution of the commodities trading segment decreased to a loss of $11,961,000 in 2007 from a loss of $547,000 in 2006. As discussed above, commodities inventory is valued under GAAP at the lower of cost or market value, while positions in all of the Company’s other businesses are accounted for on a fair value basis. Unrealized mark-to-market gains in inventory at September 30, 2007 of $30.4 million are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP.

Asset management – For this business segment, net contribution is calculated as total operating revenues less variable compensation and direct data information costs. Variable compensation represents compensation paid on the basis of a fixed percentage of operating revenues, less direct costs.

The net contribution of the asset management segment increased to $12,294,000 in 2007 from $781,000 in 2006. These amounts are not directly comparable because INTL Consilium’s results were consolidated only for the last two months of fiscal 2006.

Interest Expense

The Company’s interest expense was $9,317,000 in 2007, compared to $2,095,000 in 2006. The expense in 2007 included $1,935,000 of interest payable to holders of the Company’s senior subordinated convertible notes, $354,000 of convertible note issuance expense and liquidated damages liability amortized and charged as interest, $1,178,000 of interest incurred in the Company’s equity and debt capital markets businesses, including interest to prime brokers for managed accounts, $1,057,000 of interest paid to banks in the foreign exchange trading business, $3,788,000 of interest paid in the commodities business and $1,005,000 of interest paid to banks for general borrowing purposes.

Total Non-Interest Expenses

The Company’s total non-interest expenses increased by approximately 76% to $50,157,000 in 2007 from $28,521,000 in 2007. The increase of approximately $21.6 million was primarily due to higher compensation and benefit expenses, which increased by $13.8 million (or 64%), as a result of increased variable compensation and bonuses and increased employee numbers. The balance of the increase was attributable to costs associated with the expansion of the Company’s business.

Compensation and Benefits

The Company’s compensation and benefit expense increased 83% to $30,496,000 in 2007 from $16,652,000 in 2006. Variable compensation to traders increased by 102%, from $6.4 million to $13.0 million, as a result of increased revenues. As discussed above, variable compensation to commodities traders is based on operating revenues that are calculated on a marked-to-market basis. The commodities trading segment recorded an operating loss in 2007 under GAAP but recorded operating revenues on a marked-to-market basis. Administrative and executive bonuses increased from $2.4 million to $3.2 million. Salaries and benefits increased from $7.7 million to $14.3 million, or by 86%. The number of employees increased by 91%, from 89 at the end of 2006 to 170 at the end of 2007. Salaries and benefits for INTL Consilium are included in the Company’s 2006 Consolidated Statement of Operations from August 1, 2006, the date from which the accounts of INTL Consilium were consolidated by the Company.

Clearing and Related Expenses

Clearing and related expenses increased by 49% to $11.4 million in 2007 from $7.7 million in 2006, mainly as a result of increased securities activity. Securities related clearing expenses increased by 40% to $9.4 million in 2007 from $6.7 million in 2006. Total ADR fees decreased from approximately $2.7 million in 2006 to $2.2 million in 2007 as a result of fewer shares converted, and negotiation of better fees. Bank charges are included in clearing and related expenses. These amounted to $809,000 in 2007, compared to $574,000 in 2006. These include commitment and arrangement fees paid to banks.

Other Non-Interest Expenses

Other non-interest expenses increased by 97% from $4.2 million in 2006 to $8.2 million in 2007, mainly as a result of the expansion of the Company’s activities. The number of offices increased from 4 at the end of 2006 to 11 at the end of 2007. The number of companies in the group increased from 10 at the end of 2006 to 20 at the end of 2007. As mentioned above, the number of employees increased from 89 at the end of 2006 to 170 at the end of 2007. Professional fees, in particular, which consist mainly of legal, taxation, auditing and accounting fees, showed a large increase, from $832,000 in 2006 to $2,263,000 in 2007, mainly as a result of the increased number of companies, initial compliance with section 404 of the Sarbanes-Oxley Act, accounting fees in the asset management business and legal fees.

Net Income or Loss

There was a net loss in 2007 of $4,492,000, compared with net income of $3,460,000 in 2006. Basic and diluted earnings/(loss) per share were ($0.56) in 2007, compared with $0.45 and $0.41 in 2006, respectively. As discussed above, the loss in 2007 was primarily attributable to the accounting treatment of the commodities business.

Fiscal Year 2006 Compared to Fiscal Year 2005

The following table reflects the sources of the Company’s operating revenues as a percentage of the Company’s total operating revenues for fiscal year 2006 and fiscal year 2005.

(Dollar amounts in thousands)	Fiscal Year Operating Revenues	Percentage of Total Operating Revenues	Fiscal Year Operating Revenues	Percentage of Total Operating Revenues	Percentage Change in Operating Revenues
	2006	2006	2005	2005	2005-2006
Equities market-making	$17,994	50%	$12,052	46%	49%
Debt capital markets	2,363	6%	2,414	9%	(2%)
Foreign exchange	12,874	36%	9,213	35%	40%
Commodities trading	938	3%	1,313	5%	(29%)
Asset management	1,314	4%	497	2%	3%
Other	394	1%	651	3%	(39%)

Total Operating Revenues	$35,877	100%	$26,140	100%	37%

The following table reflects the net contribution of the Company’s principal business activities for fiscal year 2006 and fiscal year 2005. Net contribution consist of revenues from each business activity, less direct clearing and clearing related charges and variable trader compensation.

(Dollar amounts in thousands)	Fiscal Year Net Contribution	Percentage of Total Net Contribution	Fiscal Year Net Contribution	Percentage of Total Net Contribution	Percentage Change in Net Contributions
	2006	2006	2005	2005	2005-2006
Equities market-making	$9,353	44%	$5,450	35%	72%
Debt capital markets	1,995	9%	1,654	11%	21%
Foreign exchange	9,879	46%	7,082	45%	39%
Commodities	(547)	(3%)	953	6%	(157%)
Asset management	781	4%	497	3%	57%

Total Net Contribution	$21,461	100%	$15,636	100%	37%

The following table reflects the principal components of the Company’s non-interest expenses as a percentage of the Company’s total non-interest expenses in fiscal year 2006 and fiscal year 2005.

(Dollar amounts in thousands)	Fiscal Year	Percentage of Total Expense	Fiscal Year	Percentage of Total Expense	Percentage Change in Expense
	2006	2006	2005	2005	2005-2006
Compensation and benefits	$16,652	58%	$11,005	53%	51%
Clearing and related expenses	7,679	27%	6,534	31%	18%
Occupancy and equipment rental	632	2%	437	2%	45%
Professional fees	832	3%	558	3%	49%
Depreciation and amortization	420	1%	320	2%	31%
Business development	1,108	4%	765	4%	45%
Insurance	224	1%	179	1%	25%
Other expenses	974	4%	887	4%	10%

Total non-interest expenses	$28,521	100%	$20,685	100%	38%

The following table shows the Company’s earnings before interest, income taxes, depreciation, amortization and minority interest, adjusted for the change in the unrealized gain in commodities inventory (‘Adjusted EBITDA’), together with a reconciliation of Adjusted EBITDA to net income for the fiscal years 2006 and 2005.

(In thousands)	Fiscal Year	Fiscal Year
	2006	2005
EBITDA	$13,427	$5,139
Change in unrealized fair market value gain in commodities inventory	(6,027)	—
Interest income	376	636
Interest expense	(2,095)	(1,335)
Depreciation and amortization	(420)	(320)
Income tax	(1,730)	(1,484)
Minority shareholders	(71)	(22)

Net income	$3,460	$2,614

Net Income

The Company earned net income of $3,460,000 in 2006, or earnings of $0.41 cents per diluted share, compared to net income of $2,614,000 reported in 2005, which equates to earnings of $0.33 per diluted share.

Operating Revenues

The Company’s operating revenues increased 37% to $35,877,000 in 2006 from $26,140,000 in 2005.

International equities market-making – Operating revenues increased 49% to $17,994,000 in 2006 from $12,052,000 in 2005. Volumes increased as a result of increasingly favorable market conditions. Activity from existing customers grew and the Company also won new customer business. The business performed strongly in the second, third and fourth quarters, with the second quarter being particularly strong. Equity market-making operating revenues include the trading profits earned by the Company before the related expense deduction for ADR conversion fees. These ADR fees are included in the statement of operations as clearing and related expenses. Equity market-making revenues increased from 46% of total operating revenues in 2005 to 50% of total operating revenues in 2006.

International debt capital markets – Operating revenues declined 2% from $2,414,000 in 2005 to $2,363,000 in 2006. Debt capital markets operating revenues fell from 9% of total operating revenues in 2005 to 7% in 2006. Decreasing spreads and volumes had a negative impact on secondary market customer trading. TRACE, FINRA’s bond trade tracking system, introduced greater transparency into the markets and contributed to the reduced spreads. Debt trading and related revenues fell from $1,947,000 in 2005 to $1,147,000 in 2006. Trade finance revenues increased from $467,000 in 2005 to $1,166,000 in 2006. Three of the four individuals leading this business established an office in October 2006 in Dubai to manage, through a newly-established company, INTL Capital Limited, the INTL Trade Finance Fund Limited, a fund investing primarily in global trade finance-related assets.

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

Commodities trading – 2006 was the first fiscal year in which this segment was separately reported. In prior years it was reported together with foreign exchange trading. Operating revenues in this segment decreased 29% from $1,313,000 in 2005 to $938,000 in 2006.

Precious metals operating revenues increased 45% from $1,313,000 in 2005 to $1,908,000 in 2006. The first three quarters of fiscal 2006, in particular, provided stronger performance than in the prior year, with the platinum group metals business that had begun in the second half of fiscal 2005 expanding and significant rallies in gold and silver prices driving customer business. In the fourth quarter of fiscal 2006 most markets experienced a period of consolidation, with price ranges narrowing and volatility decreasing.

The new base metals trading business commenced in October 2005 and focused almost entirely on lead trading. The business recorded an operating loss for the year, as reported under GAAP, of $970,000. However, the economic performance of this business exceeded management’s expectations. At September 30, 2006 the base metals inventory was valued at cost of $15.3 million, compared with fair market value of $21.3 million, meaning that there was an unrealized fair value gain of $6 million in base metals inventory that was not recognized under GAAP. The base metals inventory is held for delivery against forward sales to customers, generally under twelve-month contracts. The Company calculates fair market value on the basis of pricing agreed in these contracts, which is generally the average daily cash settlement price of lead on the LME in the month of delivery plus an agreed premium.

Asset management – This business was not reported in 2006 as a separate segment. It includes management and performance fees, commissions and other revenues received by the Company for management of third party assets and investment gains or losses on the Company’s investments in registered funds or proprietary accounts managed either by the Company’s investment managers or by independent investment managers.

In 2006 and 2005 the revenues in this segment were derived only from the activities of INTL Consilium, a joint venture that was consolidated as a variable interest entity in August 2006, under the guidance of FIN 46R. Prior to August 2006, the results of INTL Consilium had been accounted for under the equity method. See note 3 of the Notes to the Consolidated Financial Statements for further information.

The revenues in this segment increased from $497,000 in 2005 to $1,314,000 in 2006. This was as a result of an increase in management and performance fees earned by INTL Consilium. Assets under management increased from $117 million at September 30, 2005 to $505 million at September 30, 2006.

Net Contribution

The net contribution of all the Company’s business segments increased 37% from $15,636,000 for 2005 to $21,461,000 for 2006. Net contribution consists of operating revenues, less direct clearing and clearing related charges and variable trader compensation, as more fully described below. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources.

International equities market-making – For this business segment, net contribution is calculated as total revenues less clearing and clearing related charges paid to the Company’s clearing organization and to ADR conversion banks, and less variable trader compensation. Variable trader compensation represents compensation paid to the Company’s traders on the basis of a fixed percentage of revenues less clearing and related charges, ADR conversion costs, base salaries and a fixed overhead allocation.

The net contribution of the equity trading business increased from $5,450,000 in 2005 to $9,353,000 in 2006, an increase of 72%.

International debt capital markets – For this business segment, net contribution is calculated as total revenues less clearing and clearing related charges paid to the Company’s clearing organization; and less variable trader compensation. Variable trader compensation represents compensation paid to the Company’s traders on the basis of a fixed percentage of revenues less clearing and related charges, base salaries and a fixed overhead allocation.

The net contribution of the debt trading business increased from $1,654,000 in 2005 to $1,995,000 in 2006, an increase of 21%.

Foreign exchange trading – For this business segment, net contribution is calculated as total revenues less bank charges and variable trader compensation. Variable trader compensation represents compensation paid to the Company’s traders on the basis of a fixed percentage of revenues, less bank charges, bank interest, base salaries and a fixed overhead allocation.

The net contribution of the foreign exchange trading segment increased from $7,082,000 in 2005 to $9,879,000 in 2006, an increase of 39%.

Commodities trading – For this business segment, net contribution is calculated as total operating revenues less bank charges and variable trader compensation. Variable trader compensation represents compensation paid to the Company’s traders on the basis of a fixed percentage of operating revenues, less bank charges, bank interest, base salaries and a fixed overhead allocation. For the purpose of calculating variable compensation to be paid to commodities traders, operating revenues are determined on a marked-to-market basis and not on the basis of GAAP.

The net contribution of the commodities trading segment decreased from a positive $953,000 in 2005 to a negative $547,000 in 2006, a decrease of 157%. As disclosed above, inventory for the base metals business is valued under GAAP at the lower of cost or market value, while positions in all of the Company’s other businesses are accounted for on a fair value basis. Unrealized marked-to-market gains in inventory at September 30, 2006 of $6 million are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP.

Asset management – The net contribution of the asset management segment increased to $781,000 in 2006 from $497,000 in 2005. These amounts are not directly comparable because INTL Consilium’s results were consolidated only for two months of fiscal 2006. For the two months of fiscal 2006 for which the results were consolidated, net contribution was calculated as total operating revenues less variable compensation and direct data information costs. Variable compensation represents compensation paid on the basis of a fixed percentage of operating revenues, less direct costs. Prior to that time, revenues and contribution were equal, since the results of INTL Consilium were accounted for under the equity method, which results in the accounting for the Company’s proportionate share of net income.

Interest Expense

The Company’s interest expense was $2,095,000 for 2006, compared to $1,335,000 in 2005. The main components of interest expense in 2006 were $1,531,000 paid to banks and lenders (compared to $460,000 in 2005) and $555,000 paid to the Company’s clearing organization for securities debit balances (compared to $796,000 in 2005). Of the $1,531,000 paid to banks and lenders in 2006, $57,000 was paid to holders of the Company’s subordinated convertible notes issued in September 2006. Amortization of debt issuance costs of $9,000 was recorded as interest expense.

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

Compensation and Benefits

The Company’s compensation and benefit expense increased 51% from $11,005,000 in 2005 to $16,652,000 in 2006. Variable compensation to traders increased by $2.8 million, or by 74%, from $3.8 million to $6.6 million, as a result of increased revenues. As disclosed above, variable compensation to commodities traders is based on operating revenues that are calculated on a marked-to-market basis. These amounts were higher in 2006 than operating revenues reported under GAAP. Administrative and executive bonuses increased from $1 million to $2.4 million. Salaries and benefits increased from $6.2 million to $7.7 million, or by 23%. The number of employees in all the Company’s businesses, excluding INTL Consilium, showed an 18% net increase, from 67 at the end of 2005 to 79 at the end of 2006. Salaries and benefits for INTL Consilium are included in the Company’s 2006 Consolidated Statement of Operations from August 1, 2006, the date from which the accounts of INTL Consilium have been consolidated by the Company. INTL Consilium had ten employees as of September 30, 2006.

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

Other Non-Interest Expenses

Other non-interest expenses increased 33% from $3,146,000 in 2005 to $4,190,000 in 2006. The increase was primarily related to the Company’s growth during the year, with occupancy and equipment rental increasing by 45%, professional fees by 49% and business development expenses by 45%.

Net Income

As a result of the factors described above, the Company reported a net income of $3,460,000 in 2006, which equates to earnings of $0.41 per diluted share, compared to a net income of $2,614,000 in 2005, earnings of $0.33 per diluted share.

Liquidity, Financial Condition and Capital Resources

The Company continuously reviews its overall capital needs to ensure that its capital base, both stockholders’ equity and debt, can appropriately support the anticipated capital needs of its operating subsidiaries.

At September 30, 2007, the Company had total equity capital of approximately $35.6 million, convertible subordinated notes of approximately $25 million, and bank loans of approximately $85 million.

A substantial portion of the Company’s assets are liquid. At September 30, 2007, approximately 92% of the Company’s assets consisted of cash, cash equivalents, receivables from brokers, dealers and clearing organization, customer receivables, marketable financial instruments and investments, and physical commodities inventory, at cost. All assets are financed by the Company’s equity capital, convertible subordinated notes, bank loans, short-term borrowings from financial instruments sold, not yet purchased, and other payables.

The Company’s assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and because of the growth of the Company. The Company’s total assets at September 30, 2007 and September 30, 2006, were $422,002,000 and $199,913,000, respectively. The Company’s operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory.

Approximately $30 million of the Company’s financial instruments owned and sold, not yet purchased, are exchangeable foreign equities and American Depositary Receipts. Approximately $59 million of the Company’s financial instruments owned, included in the ‘Commodities’ category in note 10 of the Notes to the Consolidated Financial Statements, are secured by approximately $63 million of cash margin held by the Company and disclosed in the balance sheet as part of the ‘Payable to Customers’ balance.

The Company’s borrowing facilities with banks have grown substantially since September 30, 2006. At that time, the Company had bank facilities under which the Company could borrow up to an aggregate of $70,000,000. As of September 30, 2007 the Company had bank facilities of $185,000,000, of which $85,094,000 was outstanding. During the year, the Company’s subsidiary, INTL Commodities, completed a $140 million one-year, renewable, revolving syndicated loan facility. The loan proceeds have been used to finance the continued expansion of the activities of INTL Commodities and are secured by the assets of INTL Commodities. This facility was reduced in October 2007 to $115 million, with the withdrawal of one of the original seven banks from the syndicate. This has been disclosed as a subsequent event in note 28 of the Notes to the Consolidated Financial Statements. As utilization of this facility increases, the Company expects to increase the facility by the addition of further banks to the syndicate.

INTL Trading, the Company’s broker-dealer subsidiary, is subject to the net capital requirements of the SEC and FINRA relating to liquidity and net capital levels. At September 30, 2007, INTL Trading had regulatory net capital of approximately $1,500,000, which was approximately $500,000 in excess of its minimum net capital requirement of $1,000,000.

The Company’s ability to receive distributions from INTL Trading is restricted by regulations of the SEC and FINRA. The Company’s right to receive distributions from its subsidiaries is also subject to the rights of the subsidiaries’ creditors, including customers of INTL Trading. During 2007 INTL Trading paid dividends of $3,992,000 to the Company.

During 2007, the Company determined that it had improperly accounted for certain contingent liabilities in certain of INTL Trading’s prior regulatory filings. As a result, INTL Trading had not at all times been in compliance with its minimum net capital requirements. See the discussion of this in “Item 1. Business – Net Capital Requirements.”

In September 2006 the Company completed a private placement of $27,000,000 of 7.625% subordinated convertible notes (‘the Notes’). The Notes mature in September 2011. They are convertible at any time at the option of the noteholder at an initial conversion price of $25.50 per share. The Notes contain customary anti-dilutive provisions. Following the issue of 78,125 shares to the sellers of INTL Gainvest, in May 2007, the conversion price was adjusted to $25.47. During December 2006, $2,000,000 in principal amount of the Notes, together with accrued interest, were converted into a total of 79,562 shares of common stock of the Company, leaving $25,000,000 in principal amount of Notes outstanding. At the current conversion price, conversion would result in the issue of 981,547 new shares of common stock. The Company may require conversion at any time after March 22, 2008 if the dollar volume-weighted average share price exceeds 150% (or $38.25 at the initial conversion price) for 20 out of any 30 consecutive trading days. Noteholders may redeem their Notes at par if the interest coverage ratio set forth in the Notes is less than 2.75 for the twelve-month period ending December 31, 2009. The Company may redeem the Notes at 110% of par on March 11, 2010.

In July 2004 the Company completed the acquisition of the foreign exchange business of Global Currencies Limited. The acquisition agreement required the Company to make certain earn-out payments to the sellers, the last of which was made on March 1, 2007.

The Company entered into an agreement on April 30, 2007 to purchase an effective 100% of the common stock of Gainvest Argentina Asset Management S.A., Gainvest S.A. Sociedad Gerente de Fondos Comunes de Inversion, in Argentina; Gainvest do Brasil Ltda., in Brazil; and Gainvest Asset Management Ltd., in British Virgin Islands; and an effective 90% of the common stock of Gainvest Uruguay Asset Management S.A., in Uruguay (together ‘INTL Gainvest’). INTL Gainvest conducts a specialist local markets securitization and asset management business. The transaction was subject to a number of conditions and closed successfully on May 14, 2007. On this day the Company paid $2,765,000 in cash and issued 78,125 shares to the sellers of INTL Gainvest (‘the Sellers’). The Company’s stock closed at $22.34 on Friday, May 11, 2007. At this price the 78,125 shares issued by the Company were worth $1,745,312. Following a post-closing review of the net asset value of INTL Gainvest at April 30, 2007, the Company paid an additional $13,000 to the Sellers. The Company has consolidated the results, assets and liabilities of INTL Gainvest with effect from May 1, 2007. The Company will make a further payment to the Sellers on June 1, 2008 equal to 25% of the aggregate revenues of INTL Gainvest earned in the year to April 30, 2008; and a further payment on June 1, 2009 equal to 25% of the aggregate revenues of INTL Gainvest earned in the year to April 30, 2009. The revenues on which the 25% is calculated will be subject to a minimum threshold and a maximum ceiling of $3.7 million and $10 million in the first year and $5.5 million and $11 million in the second year, respectively.

In the second quarter of fiscal 2007 the Company established the INTL Trade Finance Fund Limited, which is managed by its Dubai subsidiary, INTL Capital. The Company has invested $10 million in the INTL Trade Finance Fund Limited. INTL Capital is regulated by the Dubai Financial Services Authority and is subject to a minimum capital requirement which at September 30, 2007, was approximately $620,000.

The Company commodities trading joint venture in Dubai, INTL Commodities DMCC, was also established during the second quarter of fiscal 2007. The Company invested $2 million of capital in INTL Commodities DMCC and made a further $11 million available to it as mezzanine financing. As of September 30, 2007 INTL Commodities DMCC had borrowed approximately $11 million of gold to replace the financing provided to it by the Company.

The Company has established INTL Global Currencies (Asia) to conduct a margin foreign exchange trading business in Hong Kong. INTL Global Currencies (Asia) was granted its license by the Hong Kong Securities and Futures Commission during the fourth quarter of fiscal 2007. The Company invested $3.8 million in INTL Global Currencies (Asia) in order to meet the minimum capital requirements imposed by the Hong Kong Securities and Futures Commission.

The Company’s cash and cash equivalents increased from approximately $38 million at September 30, 2006 to approximately $53 million at September 30, 2007, a net increase of approximately $15 million. Net cash of $50 million was used in operating activities, $15 million in investing activities and net cash of $80 million was provided by financing activities, of which approximately $78 million was from banks and approximately $2 million from the exercise of stock options and tax benefits on stock options exercised.

The Company is continuously evaluating opportunities to expand its business. Expansion of the Company’s activities will require funding and will have an effect on liquidity.

Commitments

Information about the Company’s commitments and contingent liabilities is contained in note 20 of the Notes to the Consolidated Financial Statements.

Future aggregate minimum lease payments under noncancelable operating leases as of September 30, 2007 are approximately as follows:

Year ending September 30, (In thousands)

2008	$2,331
2009	1,419
2010	629
2011	365
2012	302
Thereafter	48

$5,094

The Company’s senior subordinated convertible notes, as described in note 2 of the Notes to the Consolidated Financial Statements, are due in September 2011 if they are not converted or redeemed prior to their due date.

Off Balance Sheet Arrangements

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and from its market making and proprietary trading in the foreign exchange and commodities trading business. As part of these activities, the Company carries short positions. For example, it sells financial instruments that it does not own, borrows the financial instruments to make good delivery, and therefore is obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. The Company has recorded these obligations in the consolidated financial statements at September 30, 2007 at fair value of the related financial instruments (totaling $163,763,000). These positions are held to offset the risks related to financial assets owned and reported on the Company’s Consolidated Balance Sheets under ‘Financial instruments owned, at fair value’, ‘Physical commodities inventory, at cost’ and ‘Trust certificates, at fair value’. The Company will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to September 30, 2007 (which might be partially or wholly offset by gains in the value of assets held at September 30, 2007). The total of $163,763,000 includes a liability of $72,582,000 for derivatives, based on their market value as of September 30, 2007.

Listed below are the market values of trading-related derivatives as of September 30, 2007 and September 30, 2006. Assets represent net unrealized gains and liabilities represent net unrealized losses.

(In thousands)	September 30, 2007 Assets	September 30, 2007 Liabilities	September 30, 2006 Assets	September 30, 2006 Liabilities
Interest Rate Derivatives	$—	$—	$—	$15
Equity Indexed Derivatives	$82	$—	$—	$—
Foreign Exchange Derivates	$28	$—	$23	$—
Commodity Price Derivatives	$66,645	$72,582	$14,369	$13,786

Total	$66,755	$72,582	$14,392	$13,801

Options and futures contracts held by the Company result from market-making and proprietary trading activities in the Company's foreign exchange/commodities trading business segment. The Company assists its customers in its commodities business to protect the value of their future production (precious or base metals) by selling them put options on an OTC basis. The Company also provides its commodities customers with sophisticated option products, including combinations of buying and selling puts and calls. The Company mitigates its risk by effecting offsetting options with market counterparties or through the purchase or sale of exchange traded commodities futures. The risk mitigation of offsetting options is not within the documented hedging designation requirements of FAS 133.

Derivative contracts are traded along with cash transactions because of the integrated nature of the markets for such products. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies.

Effects of Inflation

The Company’s assets are not significantly affected by inflation because they are, to a large extent, liquid in nature. Increases in the Company’s expenses, such as compensation and benefits, clearing and related expenses, occupancy and equipment rental, due to inflation, may not be readily recoverable from increasing the prices of services offered by the Company. In addition, to the extent that inflation results in rising interest rates or has other adverse effects on the financial markets and on the value of financial instruments, currency and commodities positions, it may adversely affect the Company’s financial position and results of operations.

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

Revenue Recognition. Realized and unrealized trading income in securities, foreign currencies and commodities purchased or sold for the Company’s account is recorded on a trade date basis or on validly invoiced delivery of physical commodities. Securities owned and securities sold, not yet purchased and foreign currencies sold, not yet purchased, are stated at market value with related changes in unrealized appreciation or depreciation reflected in net dealer inventory and investment gains. Interest income is recorded on the accrual basis and dividend income is recognized on the ex-dividend date. Fee income is recorded when the services related to the underlying transactions are completed under the terms of the relevant contract.

The critical aspect of revenue recognition for the Company is recording all known transactions as of the trade date of each transaction for the financial period, or validly invoiced deliveries for physical commodities. The Company has developed systems for each of its businesses to capture all known transactions. Recording all known transactions involves reviewing trades that occur after the financial period that relate to the financial period. The accuracy of capturing this information is dependent upon the completeness and accuracy of the operations systems including personnel and the Company’s clearing firm.

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

Accounting Developments

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006, and thus applies to the Company for its 2008 fiscal year. The Company is in the process of evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS

No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of SFAS No. 157 on its consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of FASB No. 159 are elective; however, the amendment to FASB No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities. The fair value option created by FASB No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (i) may generally be applied instrument by instrument, (ii) is irrevocable unless a new election date occurs, and (iii) must be applied to the entire instrument and not only a portion of the instrument. FASB No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007 which, for the Company, is its 2009 fiscal year. We are currently evaluating the potential impact of FASB No. 159 on the consolidated financial statements of the Company.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Management believes that the volatility of revenues is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of daily revenue during fiscal year 2007.

In the Company’s securities market-making and trading activities, the Company maintains inventories of equity and debt securities. In the Company’s commodities trading activities, the Company’s positions include physical inventories, forwards, futures and options. The Company’s commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. The Company monitors the aggregate position for each commodity in equivalent physical weight. The table below illustrates, for fiscal 2007, the Company’s average, greatest long, greatest short and minimum day-end positions by business segment.

Fiscal Year 2007 (nominal $000’s)	Average	Greatest Long	Greatest Short	Minimum Exposure
Equity aggregate of long and short	$9,477	$17,631	n/a	$6,462
Equity net of long and short	$101	$6,548	($4,045)	$10
Debt aggregate of long and short	$437	$1,107	n/a	$130
Debt net of long and short	$364	$752	n/a	$18
Foreign currency aggregate of long and short	$5,500	$12,158	n/a	$2,324
Foreign currency net of long and short	$2,112	$5,301	($6,101)	$96
Gold	$72	$1,377	($1,162)	$1
Silver	$44	$871	($585)	$0
Platinum group metals	$1,005	$7,346	($1,437)	$2
Lead	$2,095	$17,527	($1,933)	$1
Other base metals	$223	$3,255	($2,990)	$2

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements are set forth on pages F-1 through F-45.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-K, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

There were no changes in the Company’s internal controls over financial reporting for the year ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s annual report on internal control over financial reporting and the report of Rothstein, Kass & Company, P.C. are contained in Part II, Item 8 of this report.

The Company’s Chief Executive Officer and Chief Financial Officer filed with the SEC as exhibits to the Form 10-K for the year ended September 30, 2007 and are filing as exhibits to this report, the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item will be contained in the Proxy Statement for the 2008 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item will be contained in the Proxy Statement for the 2008 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item will be contained in the Proxy Statement for the 2008 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item will be contained in the Proxy Statement for the 2008 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item will be contained in the Proxy Statement for the 2008 Annual Meeting of Shareholders, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

The Financial Statements and Notes thereto and the Report of Independent Registered Public Accounting Firm thereon included in this Report are listed on page F-1.

2.	Financial Statement Schedules:

The financial statement schedules and the notes thereto filed as a part hereof are listed on page F-1.

3.	Exhibits:

Exhibit No.

3.1	Certificate of Incorporation, as amended (incorporated by reference from Form 10-QSB, as filed with the SEC on May 17, 2004).

3.2	Amended and Restated By-laws (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2007).

10.1	International Assets Holding Corporation Stock Option Plan (incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 33-70334-A), filed with the SEC on February 2, 1994).

10.2	Amendment dated December 28, 1995, to International Assets Holding Corporation Stock Option Plan (incorporated by reference from the Registration Statement on Form S-8 (No. 333-10727), filed with the SEC on August 23, 1996).

10.3	Amendment dated October 28, 1998, to International Assets Holding Corporation Stock Option Plan (incorporated by reference from Company’s Proxy Statement on Form 14A, filed with the SEC on January 15, 1999).

10.4	Amendment dated June 9, 2000, to International Assets Holding Corporation Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A, filed with the SEC on January 12, 2001).

10.5	Employment Agreement, entered into as of October 1, 2002, between the Company and Diego J. Veitia (incorporated by reference from the Company’s Form 10-KSB, as filed with the SEC on December 30, 2002).

10.6	Consulting Agreement, entered into as of September 1, 2002, between the Company and Veitia and Associates, Inc. (incorporated by reference from Form 10-KSB, as filed with the SEC on December 30, 2002).

10.7	Employment Agreement, dated October 22, 2002, by and between the Company, and Sean O’Connor (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.8	Employment Agreement, dated October 22, 2002, by and between the Company, and Scott Branch (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.9	Registration Rights Agreement, dated October 22, 2002, by and between the Company, and Sean O’Connor (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.10	First Amendment to Registration Rights Agreement, dated December 6, 2002, by and between the Company, and Sean O’Connor (incorporated by reference from Form 8-K, as filed with the SEC on December 10, 2002).

10.11	Registration Rights Agreement, dated October 22, 2002, by and between the Company, and Scott Branch (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.12	First Amendment to Registration Rights Agreement, dated December 6, 2002, by and between the Company, and Scott Branch (incorporated by reference from Form 8-K, as filed with the SEC on December 10, 2002).

10.13	Registration Rights Agreement, dated October 22, 2002, by and between the Company, and John Radziwill (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.14	First Amendment to Registration Rights Agreement, dated December 6, 2002, by and between the Company, and John Radziwill (incorporated by reference from Form 8-K, as filed with the SEC on December 10, 2002).

10.15	Clearing Agreement, effective November 23, 2005, by and between the Company and Broadcort, a division of Merrill Lynch, Pierce, Fenner & Smith, Inc. (incorporated by reference from Form 8-K, as filed with the SEC on December 6, 2005).

10.16	International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Schedule 14A, filed on January 14, 2003).

10.17	Amendment to International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A, filed with the SEC on February 11, 2004).

10.18	Amendment to International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A, filed with the SEC on January 23, 2006).

10.20	Acquisition Agreement dated as of June 25, 2004, by and among International Assets Holding Corporation, Global Currencies Limited, and the shareholders of Global Currencies (Holdings) Limited (incorporated by reference from the Company’s Form 8-K, filed with the SEC on July 1, 2004).

10.21	Employment Agreement, dated October 11, 2004, by and between the Company and Jonathan C. Hinz (incorporated by reference from Form 8-K, as filed with the SEC on October 14, 2004).

10.22	Employment Agreement, effective December 1, 2004, by and between the Company and Brian T. Sephton (incorporated by reference from Form 8-K, as filed with the SEC on November 24, 2004).

10.23	Operating Agreement dated May 7, 2004, by and between the Company and Consilium Investment Capital, Inc. (incorporated by reference from Form 8-K, as filed with the SEC on May 10, 2004).

10.24	Lease agreement dated November 24, 2005, by and between the Company and Royal & Sun Alliance Insurance plc for the lease of office premises in London (incorporated by reference from Form 8-K, as filed with the SEC on December 1, 2005).

10.26	International Assets Holding Corporation form of Senior Subordinated Convertible Note (incorporated by reference from Form 8-K, as filed with the SEC on September 15, 2006).

10.27	International Assets Holding Corporation form of Securities Purchase Agreement (incorporated by reference from Form 8-K, as filed with the SEC on September 15, 2006).

10.28	International Assets Holding Corporation form of Lock Up Agreement (incorporated by reference from Form 8-K, as filed with the SEC on September 15, 2006).

10.29	International Assets Holding Corporation form of Registration Rights Agreement (incorporated by reference from Form 8-K, as filed with the SEC on September 15, 2006).

10.30	2007 Restricted Stock Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 1, 2007).

10.31	2007 Executive Compensation Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 1, 2007).

14.1	International Assets Holding Corporation Code of Ethics (incorporated by reference from the Company’s Form 10-KSB filed with the SEC for the fiscal year ended September 30, 2003).

21*	List of the Company’s subsidiaries.

23.1*	Consent of Rothstein, Kass & Company, P.C. to the incorporation by reference on Form S-8.

23.2*	Consent of Rothstein, Kass & Company, P.C. to the incorporation by reference on Form S-3.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as part of this report.

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

Dated: December 12, 2007

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Diego J. Veitia	Director and Chairman of the Board	December 12, 2007
Diego J. Veitia

/s/ Sean M. O’Connor	Director and Chief Executive Officer	December 12, 2007
Sean M. O’Connor

/s/ Scott J. Branch	Director and President	December 12, 2007
Scott J. Branch

/s/ Robert A. Miller	Director	December 12, 2007
Robert A. Miller

/s/ John Radziwill	Director	December 12, 2007
John Radziwill

/s/ Justin R. Wheeler	Director	December 12, 2007
Justin R. Wheeler

/s/ John M. Fowler	Director	December 12, 2007
John M. Fowler

/s/ Brian T. Sephton	Chief Financial Officer and Treasurer	December 12, 2007
Brian T. Sephton

INTERNATIONAL ASSETS HOLDING CORPORATION

Management’s annual report on internal control over financial reporting

The management of International Assets Holding Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

There are limitations inherent in any internal control, such as the possibility of human error and the circumvention or overriding of controls. As a result, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect misstatements. As conditions change over time so too may the effectiveness of internal controls.

An internal control significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has evaluated our internal control over financial reporting as of September 30, 2007, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007 excluded Gainvest Argentina Asset Management S.A., Gainvest S.A., Sociedad Gerente de Fondos Comunes de Inversion, Gainvest do Brasil Ltda., Gainvest Uruguay Asset Management S.A., and Gainvest Asset Management Ltd., which were acquired by the Company in 2007 in a purchase business combination. These entities are wholly owned subsidiaries of the Company, except for Gainvest Uruguay Asset Management S.A., in which the Company holds a 90% interest. Their total operating revenues represent less than 4% of consolidated operating revenues of the Company as of and for the fiscal year ended September 30, 2007.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007 also excluded the Company’s subsidiaries INTL Capital Ltd.; INTL Asia Pte., Ltd.; INTL Global Currencies (Asia), Ltd.; INTL Capital and Treasury Global Services, Ltd.; and INTL Netherlands B.V.; and the Company’s joint venture, INTL Commodities DMCC, consolidated as a variable interest entity. Each of these companies was formed in 2007, and each operated for seven months or less during fiscal 2007. Their total operating revenues represent less than 5% of consolidated operating revenues of the Company as of and for the fiscal year ended September 30, 2007.

Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2007.

The Company’s independent registered public accounting firm has issued their audit report on the Company’s internal control over financial reporting, which is included in their report appearing on page F-2.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

International Assets Holding Corporation

We have audited the accompanying consolidated balance sheets of International Assets Holding Corporation and Subsidiaries (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2007. We have also audited the Company’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit over internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Our audit of the Company’s internal control over financial reporting as of September 30, 2007 excluded Gainvest Argentina Asset Management S.A., Gainvest S.A., Sociedad Gerente de Fondos Comunes de Inversion, Gainvest do Brasil Ltda., Gainvest Uruguay Asset Management S.A., and Gainvest Asset Management Ltd., which were acquired by the Company during the year ended September 30, 2007 in a purchase business combination. These entities are wholly owned subsidiaries of the Company, except for Gainvest Uruguay Asset Management S.A., in which the Company holds a 90% interest. Their total operating revenues represent less than 4% of consolidated operating revenues of the Company as of and for the fiscal year ended September 30, 2007.

Our audit of the Company’s internal control over financial reporting as of September 30, 2007 also excluded the Company’s subsidiaries INTL Capital Ltd.; INTL Asia Pte., Ltd.; INTL Global Currencies (Asia), Ltd.; INTL Capital and Treasury Global Services, Ltd.; and INTL Netherlands B.V.; and the Company’s joint venture, INTL Commodities DMCC, consolidated as a variable interest entity. Each of these companies was formed during the year ended September 30 2007, and each operated for seven months or less during the year ended September 30, 2007. Their total operating revenues represent less than 5% of consolidated operating revenues of the Company as of and for the fiscal year ended September 30, 2007.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Rothstein, Kass & Company, P.C.

Roseland, New Jersey

December 12, 2007

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2007 and 2006

(Dollars in thousands, except par value)

	2007	2006
Assets
Cash	$36,017	$26,470
Cash and cash equivalents deposited with brokers, dealers and clearing organization	17,662	11,559
Receivable from brokers, dealers and clearing organization	31,471	8,124
Receivable from customers	40,367	26,884
Financial instruments owned, at fair value	207,746	84,620
Physical commodities inventory, at cost	39,433	15,306
Trust certificates, at fair value	11,217	12,764
Prepaid income taxes	1,123	3,252
Investment in managed funds, at fair value	16,260	1,246
Deferred income tax asset, net	5,603
Fixed assets and leasehold improvements at cost, net of accumulated depreciation and amortization	2,441	711
Intangible assets, net of accumulated amortization	817	279
Goodwill	7,339	6,328
Debt issuance costs, net	1,183	1,599
Other assets	3,323	771

Total assets	$422,002	$199,913

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$5,173	$1,464
Financial instruments sold, not yet purchased, at fair value	163,763	110,147
Payable to lenders under loans and overdrafts	85,094	6,534
Payable to brokers, dealers and clearing organization	14,516	9,919
Payable to customers	79,114	2,812
Accrued compensation and benefits	7,250	4,203
Income taxes payable	2,986	842
Deferred income taxes, net		1,535
Deferred acquisition consideration payable		791
Other liabilities	549	433

	358,445	138,680

Convertible subordinated notes payable, due September 20, 2011, net of $89 debt discount at September 30, 2007 and $141 at September 30, 2006	24,911	26,859

Total liabilities	383,356	165,539

Minority owners interest in consolidated entities	3,065	431

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 17,000,000 shares; issued and outstanding 8,253,508 shares at September 30, 2007 and 7,839,721 shares at September 30, 2006	83	78
Additional paid-in capital	36,619	30,457
Retained (deficit) earnings	(1,084)	3,408
Accumulated other comprehensive loss:
Currency translation adjustments	(37)

Total stockholders’ equity	35,581	33,943

Total liabilities and stockholders’ equity	$422,002	$199,913

See accompanying notes to consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended September 30, 2007, 2006 and 2005

(In thousands, except per share amounts)

	2007	2006	2005
Revenues:
Sales of physical commodities	$4,429,300	$442,855	$—
Net dealer inventory and investment gains	18,139	31,239	24,851
Asset management fees	7,761	766
Equity in income from asset management joint venture		331	217
Other	5,114	1,247	1,072

Total revenues	4,460,314	476,438	26,140
Cost of sales of physical commodities	4,406,729	440,561

Operating revenues	53,585	35,877	26,140
Interest expense	9,317	2,095	1,335

Net revenues	44,268	33,782	24,805

Non-interest expenses:
Compensation and benefits	30,496	16,652	11,005
Clearing and related expenses	11,425	7,679	6,534
Occupancy and equipment rental	1,171	632	437
Professional fees	2,263	832	558
Depreciation and amortization	838	420	320
Business development	1,757	1,108	765
Insurance	312	224	179
Other	1,895	974	887

Total non-interest expenses	50,157	28,521	20,685

Income (loss) before income tax and minority interest	(5,889)	5,261	4,120

Income tax expense (benefit)	(1,982)	1,730	1,484

Income (loss) before minority interest	(3,907)	3,531	2,636
Minority interest in income of consolidated entities, net of tax	585	71	22

Net income (loss)	$(4,492)	$3,460	$2,614

Earnings (loss) per share:
Basic	$(0.56)	$0.45	$0.36

Diluted	$(0.56)	$0.41	$0.33

Weighted average number of common shares outstanding:
Basic	8,087	7,637	7,303

Diluted	8,087	8,388	8,024

Net income (loss)	$(4,492)	$3,460	$2,614
Other comprehensive income (loss):
Currency translation adjustments	(37)

Total comprehensive income (loss)	$(4,529)	$3,460	$2,614

See accompanying notes to consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended September 30, 2007, 2006 and 2005

(In thousands)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury stock, at cost	Total stockholders’ equity
Balances at October 1, 2004, as previously reported	$—	$71	$24,685	$(6)	$—	$—	$24,750
Effect of restatement (note 2)			$2,483	(2,660)			(177)

Balances at October 1, 2004	—	71	27,168	(2,666)	—	—	24,573
Exercise of stock options		3	727				730
Acquisition of common shares as payment for stock option exercises						(37)	(37)
Retirement of common shares as payment for stock option exercises			(37)			37	—
Income tax benefit from stock option exercises and dispositions			192				192
Net income				2,614			2,614

Balances at September 30, 2005	$—	$74	$28,050	$(52)	$—	$—	$28,072

Exercise of stock options and warrants		4	2,017				2,021
Amortization of stock option expense for consultants			29				29
Income tax benefit from stock option exercises and dispositions			361				361
Net income				3,460			3,460

Balances at September 30, 2006	$—	$78	$30,457	$3,408	$—	$—	$33,943

Exercise of stock options and warrants		3	1,052				1,055
Issuance of shares with acquisition		1	1,745				1,746
Conversion of subordinated note payable to common stock		1	1,915				1,916
Amortization of stock option expense			717				717
Restricted stock expense			33				33
Income tax benefit from stock option exercises and dispositions			700				700
Net loss				(4,492)			(4,492)
Net change in currency translations					(37)		(37)

Balances at September 30, 2007	$—	$83	$36,619	$(1,084)	$(37)	$—	$35,581

See accompanying notes to consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(4,492)	$3,460	$2,614
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	838	420	321
Income tax benefit on stock awards exercised		361	192
Deferred income taxes	(6,341)	1,617	281
Amortization of debt issuance costs and debt discount	356
Convertible debt interest settled in company stock upon partial conversion	29
Equity in income from asset management joint venture		(331)	(218)
Minority interest	585	71
Amortization of stock-based compensation expense	750	29
Unrealized investment gain from managed funds	(1,514)	(210)	(250)
Changes in operating assets and liabilities:
Receivable from brokers, dealers and clearing organization	(23,061)	(4,514)	4,090
Receivable from customers	(13,579)	174	(3,271)
Financial instruments owned, at fair value	(118,879)	(13,244)	(52,571)
Physical commodities inventory, at cost	(24,127)	(15,306)
Prepaid income taxes	2,129	(2,841)
Other assets	(1,855)	229	(62)
Accounts payable and accrued expenses	3,337	772	(298)
Financial instruments sold, not yet purchased, at fair value	55,588	18,803	55,147
Payable to brokers, dealers and clearing organization	4,597	5,547	(7,730)
Payable to customers	71,537	(411)	(1,459)
Accrued compensation and benefits	2,963	2,107	(43)
Income taxes payable	1,518	(672)	928
Other liabilities	(152)	(41)	259

Net cash used in operating activities	(49,773)	(3,980)	(2,070)

Cash flows from investing activities:
Distribution of earnings from equity accounted joint venture		296
Capital contribution of consolidated joint venture partner	2,000
Capital distribution of consolidated joint venture partner	(757)
Cash acquired with acquisition of Gainvest	2,223
Payments related to acquisition of Gainvest	(2,778)
Cash on consolidation of INTL Consilium		421
Payments related to acquisition of INTL Global Currencies	(801)	(1,836)	(1,562)
Investment in managed funds	(13,500)	(1,005)
Investment withdrawals from managed funds		3,368
Purchase of fixed assets, leasehold improvements and intangible assets	(1,242)	(586)	(303)

Net cash provided by (used in) investing activities	(14,855)	658	(1,865)

Cash flows from financing activities:
Issuance of convertible subordinated notes payable, net		25,401
Payable to lenders under loans and overdrafts	78,560	(6,313)	2,400
Exercise of stock options	1,055	2,021	693
Income tax benefit on stock awards exercised	700

Net cash provided by financing activities	80,315	21,109	3,093

Effect of foreign exchange translation rates	(37)
Net increase (decrease) in cash and cash equivalents	15,650	17,787	(842)

Cash and cash equivalents at beginning of period	38,029	20,242	21,084

Cash and cash equivalents at end of period	$53,679	$38,029	$20,242

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,339	$2,020	$1,315

Income taxes paid	$1,690	$3,234	$139

Continued on next page,

See accompanying notes to consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
Supplemental disclosure of noncash investing activities:
Assumption of trust certificates, at cost, with related financial instruments sold, not yet purchased, at market value and receivable from customers	$—	$—	$24,539

Partial release of trust certificates	$2,939	$1,441	$5,201

Additional goodwill in connection with acquisition of INTL Global Currencies	$10	$275	$3,628

Estimated beginning fair value of assets and (liabilities) received in acquisition or consolidation (unaudited):
Assets acquired	$8,746	$1,160	$—
Liabilities assumed	(5,959)	(138)
Minority owners interest	(9)	(310)

Total net assets acquired	$2,778	$712	$—

Identified intangible assets with acquisition of Gainvest	$850	$—	$—

Additional goodwill in connection with acquisition of Gainvest	$1,001	$—	$—

Issuance of common stock related to Gainvest acquisition	$1,745	$—	$—

Supplemental disclosure of noncash financing activities:
Conversion of subordinated notes to common stock, net of debt issuance costs of $112	$1,888	$—	$—

Retirement of 4,992 common shares held in treasury	$—	$—	$37

See accompanying notes to consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

(1)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of International Assets Holding Corporation, its subsidiaries and variable interest entities of which it is the primary beneficiary (‘the Company’ in these Notes to the Consolidated Financial Statements refers either to International Assets Holding Corporation or to International Assets Holding Corporation, its subsidiaries and variable interest entities as a group, as the context may dictate). The Company’s subsidiaries are INTL Trading, Inc. (‘INTL Trading’), INTL Assets, Inc. (‘INTL Assets’), INTL Holding (U.K.) Limited (‘INTL Holding (U.K.)’), INTL Global Currencies Limited (‘INTL Global Currencies’), INTL Commodities, Inc. (‘INTL Commodities’), INTL Commodities Mexico S de RL de CV (‘INTL Mexico’), INTL Capital Limited (‘INTL Capital’), INTL Asia Pte. Ltd (‘INTL Asia’), IAHC (Bermuda) Ltd., Gainvest Argentina Asset Management S.A., Gainvest S.A. Sociedad Gerente de Fondos Comunes de Inversion, Gainvest do Brasil Ltda., Gainvest Asset Management Limited, Gainvest Uruguay Asset Management S.A., INTL Capital and Treasury Global Services Ltd. (‘INTL Nigeria’), INTL Global Currencies (Asia) Ltd. (‘INTL Hong Kong’) and INTL Netherlands B.V. The accounts of INTL Consilium, LLC (‘INTL Consilium’), which has been treated as a variable interest entity and in which International Assets Holding Corporation has been the primary beneficiary since August 1, 2006, are also included in the consolidated financial statements. The accounts of INTL Commodities DMCC (see note 3), which has been treated as a variable interest entity and in which International Assets Holding Corporation is the primary beneficiary, are also included in the consolidated financial statements.

All significant intercompany balances and transactions have been eliminated in consolidation.

International Assets Holding Corporation is the holding company, directly or indirectly, of all the subsidiaries and variable interest entities disclosed above, and engages in foreign exchange trading, trade finance and structured financial transactions.

INTL Trading is registered as a broker-dealer under the Securities Exchange Act of 1934. INTL Trading clears its securities transactions through the Broadcort division of Merrill Lynch, Pierce, Fenner & Smith, Inc. (‘Broadcort’) on a fully disclosed basis. INTL Trading clears it debt overnight desk obligations through Bear Stearns.

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

INTL Commodities was formed in September 2005 to own and operate the Company’s commodities trading business which had previously been conducted in International Assets Holding Corporation.

INTL Mexico was established in September 2006 and commenced operations in March 2007 to facilitate the purchase and sale of commodities inventory in Mexico.

INTL Capital is a Dubai limited company formed in September 2006 as an asset management firm to act as investment adviser to the INTL Trade Finance Fund, which invests in global trade finance-related assets.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

INTL Asia was formed in November 2006, to expand the Company’s opportunities in Singapore and the Far East.

‘INTL Gainvest’ consists of five legal entities (Gainvest Argentina Asset Management S.A., Gainvest S.A. Sociedad Gerente de Fondos Comunes de Inversion; Gainvest do Brasil Ltda., Gainvest Asset Management Limited, Gainvest Uruguay Asset Management S.A.,) acquired by the Company in May 2007. INTL Gainvest conducts a specialist local markets securitization and asset management business.

INTL Nigeria was formed in April 2007 to facilitate the Company’s foreign currency trading and other activities in Nigeria.

INTL Hong Kong was formed in February 2007 to conduct margin foreign exchange trading activities into Hong Kong.

INTL Netherlands is a Netherlands holding company whose main purpose is to hold the ownership of the Company’s non-U.S. subsidiaries.

The Company owns a 50.1% limited liability company interest in INTL Consilium, an investment advisory firm that focuses on the emerging market asset class. INTL Consilium was accounted for using the equity method of accounting until July 31, 2006 (see notes 1(o) and 4 for more information). The Company has consolidated INTL Consilium as of August 1, 2006 based on the consolidation requirements of the Financial Accounting Standards Board (‘FASB’) Interpretation No. 46(R) (‘FIN 46(R)’)(see note 3 for further information). The Company owns a 50% interest in INTL Commodities DMCC, a physical precious metals trading business established in February 2007 in the Middle East. INTL Commodities DMCC is also consolidated as a variable interest entity.

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

“Cash and cash equivalents” consist of cash and cash deposits with brokers, dealers and the Company’s clearing organization. All cash and cash equivalents deposited with brokers, dealers and clearing organization support the Company’s trading activities, and are subject to contractual restrictions. Cash deposits with clearing organization consist of cash, foreign currency and money market funds stated at cost, which approximates fair value. The money market funds earn interest at varying rates on a daily basis. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company is subject to concentration of credit risk because a substantial portion of the Company’s cash and cash equivalents (approximately $14,108,000 and $7,811,000 as of September 30, 2007 and 2006, respectively) are maintained at the Company’s clearing organization.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

(d)	Foreign Currency

The value of a foreign currency is converted into its U.S. dollar equivalent at the foreign exchange rate in effect at the close of business as of September 30, 2007 and 2006. For foreign currency transactions completed during the fiscal year, the Company utilizes the foreign exchange rate in effect at the time of the transaction.

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

Cash trading instruments – Fair values of cash trading instruments are generally obtained from quoted market prices in active markets, broker or dealer price quotations, or alternative pricing sources with reasonable levels of transparency. The types of instruments valued in this manner include common stock, American Depositary Receipts, sovereign government, provincial and corporate debt obligations. The value of a foreign security is determined in the functional currency of the principal exchange on which the security is traded, which value is then converted into its U.S. dollar equivalent at the foreign exchange rate in effect following the close of such exchange. Certain cash trading instruments trade infrequently and, therefore, have little price transparency. Such instruments may include commercial paper and similar debt instruments. The Company values these instruments by reference to the interest rate spread sought on the same or equivalent instruments by other brokers or dealers active in those markets. Cash trading instruments owned are marked to bid prices and instruments sold but not yet purchased are marked to offer prices.

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

Commodities – The Company may lease commodities to or from customers or counterparties, or advance commodities to customers on an unpriced basis, receiving payment as and when they become priced. These are valued at fair value and classified under financial instruments as hybrid contracts with embedded derivative features that cannot be reliably measured and separated from the host contract. As permitted by Statement of Financial Standards (‘SFAS’) No. 133 the entire instrument is recorded at fair value, with the corresponding change in fair value recognized in revenue, in net dealer and investment gains.

Investments –The Company has made investments in funds managed by the Company’s fund managers. The investments are valued at fiscal year-end at the net asset value provided by the fund’s administrator as of the date of valuation.

(f)	Revenue Recognition

Realized and unrealized trading income (net dealer inventory and investment gains) are recorded on a trade date basis. Physical commodities purchased or sold for the Company’s account are recorded when a validly invoiced delivery is made.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

Fee income is recorded when the services related to the underlying transactions are completed under the terms of the relevant contract. Financial instruments owned and financial instruments sold, not yet purchased, are stated at fair value with related changes in unrealized gains or losses reflected in net dealer inventory and investment gains. Interest income is recorded on the accrual basis and dividend income is recognized on the ex-dividend date.

(g)	Revenues Reported on Gross Basis

In accordance with the guidelines provided in Emerging Issues Task Force (‘EITF’) Issue No. 99-19, the Company has determined that its physical commodities revenues should be reported on a gross basis, with the corresponding cost of sales shown separately. This matter is discussed further in note 27, under the sub-heading ‘Commodities Trading’.

(h)	Change in Accounting Policy

There have been significant changes to the nature of the Company’s precious metals operations during the fiscal year ending September 30, 2007. These changes include the hiring of a platinum group metals trader in London and the establishment of a joint venture in Dubai to sell precious metals for physical delivery through INTL Commodities DMCC. As a result of these changes the physical delivery component of the Company’s precious metals business has begun to outweigh the financial trading component. The Company previously applied the guidelines contained in the American Institute of Certified Public Accountants Audit and Accounting Guide, Brokers and Dealers in Securities, to its precious metals business, because the Company considered it to be primarily a financial business. Accordingly, the Company recorded precious metals revenues on a net basis and its precious metals inventories on a marked-to-market basis, as it does in its securities and currency businesses. As a consequence of the significant development of its commodities business into a physical delivery business as discussed above, with effect from the second quarter of fiscal 2007 the Company changed its accounting policy to record all precious metals revenues on a gross basis in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19 and to record all physical precious metals inventories at the lower of cost or market value in accordance with Accounting Research Bulletin (“ARB”) No. 43. As a result, all the Company’s commodities revenues, for both base and precious metals, are recorded gross, and all the Company’s commodities inventories, both base and precious metals, are recorded at the lower of cost or market value.

The table below shows the comparative effects in 2006 of the adjustments related to the change in accounting policy discussed above. Comparative gross sales and cost of sales numbers are not available for periods prior to the second quarter of fiscal 2006. The adjustments shown therefore relate only to the last three quarters of 2006.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

(in thousands)	Year ended September 30, 2006	Year ended September 30, 2006	Year ended September 30, 2006
	previously reported	adjustments	as adjusted
Sales of physical commodities	$66,141	$376,714	$442,855
Net dealer inventory and investment gains	34,276	(3,037)	31,239
Asset management fees		766	766
Other	2,013	(766)	1,247
Total revenues	102,761	373,677	476,438
Cost of sales of physical commodities	66,884	373,677	440,561
Operating revenues	35,877	—	35,877

(i)	Physical Commodities Inventory

Physical commodities inventory is valued in accordance with ARB 43 at the lower of cost or fair market value, determined using the specific identification weighted average price method.

(j)	Depreciation and Amortization

Depreciation of fixed assets is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the lease or the estimated period of benefit to be received from the assets, which range from three to seven years.

(k)	Income Taxes

The Company files consolidated U.S. Federal income tax returns. The Company files consolidated state income tax returns in those states in which the Company meets the consolidation requirements and files separately in those states in which consolidation is not applicable. The Company files income tax returns as required by the foreign jurisdictions in which it operates.

The Company complies with SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial reporting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized.

(l)	Stock-Based Employee Compensation

On October 1, 2006 the Company adopted SFAS No. 123(R), Share-Based Payment, using the “modified prospective method”. Under SFAS No. 123(R), the grant-date fair values of stock-based awards that require future service are amortized over the relevant service periods. Prior to the adoption of SFAS No. 123(R), the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘APB 25’), and related interpretations in accounting for its stock option plans. Since options that were granted prior to the adoption of SFAS No. 123(R) were granted with exercise prices at, or higher than, the then market value, no compensation expense had been recognized for the fair values of such grants under APB 25.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

Prior to adoption of SFAS No. 123(R), the Company determined fair value on the grant date using the Black-Scholes option-pricing model and the Company continues to use this model after its adoption of SFAS No. 123 (R).

For option awards granted subsequent to the adoption of SFAS No. 123(R), compensation cost is recognized on a straight-line basis over the vesting period for the entire award. This is consistent with the method used prior to the adoption of SFAS No. 123(R) in the calculation of pro-forma compensation expense. The expense of unvested option awards granted prior to the adoption of SFAS No. 123(R) will continue to be recognized on a straight-line basis, over the balance of the vesting period.

SFAS No. 123(R) requires expected forfeitures to be considered in determining stock-based compensation expense. Prior to the adoption of SFAS No. 123(R), forfeiture benefits were recorded as a reduction to the pro-forma compensation expense only when actual forfeitures occurred.

The effect of adopting SFAS No. 123(R) was to recognize an expense of $717,000 for the year ended September 30, 2007. This expense is included in ‘Compensation and Benefits’ in the Consolidated Statements of Operations.

Prior to adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from stock-based compensation as cash flows from operating activities in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires cash flows resulting from tax deductions in excess of grant-date fair values of stock-based awards to be included in cash flows from financing activities. The income tax benefit on stock awards exercised of $700,000 related to stock-based compensation included in cash flows from financing activities for the year ended September 30, 2007 would previously have been included in cash flows from operating activities.

If the Company had determined compensation expense for the Company’s options based on the grant-date fair values in accordance with SFAS No. 123 in the years ended September 30, 2006 and 2005, the Company’s net income and earnings per share amounts for those periods would have been as follows:

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

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

(m)	Basic and Diluted Earnings (Loss) Per Share

Basic earnings/(loss) per share have been computed by dividing net income/(loss) by the weighted average number of common shares outstanding.

The Company has complied with SFAS No. 128, Earnings per Share, which requires the use of the if-converted method when convertible securities are present (see note 2).

Options to purchase 10,000 shares and 101,250 shares of common stock were excluded from the calculation of diluted earnings per share for the years ended September 30, 2006 and 2005, respectively, because the exercise prices of these options exceeded the average market price of the common stock for the period (anti-dilutive). No options to purchase shares of common stock were considered in the calculation of diluted loss per share for the year ended September 30, 2007 because of the anti-dilutive impact of the potential common shares, due to the net loss in 2007.

Convertible subordinated notes payable which are convertible into 981,547 common shares were not included in the calculation of diluted loss per share for the weighted period October 1, 2006 through September 30, 2007 because their incremental inclusion would have been antidilutive, due to the loss in 2007. Convertible subordinated notes payable which were convertible into 1,058,824 common shares were not included in the calculation of diluted earnings per share for the weighted period September 21, 2006 through September 30, 2006 because their incremental inclusion would have been antidilutive.

(In thousands, except per share amounts)	2007	2006	2005
Diluted earnings (loss) per share

Numerator:
Net income (loss)	$(4,492)	$3,460	$2,614

Denominator:
Weighted average number of:
Common shares outstanding	8,087	7,637	7,303
Dilutive potential common shares outstanding	—	751	721

	8,087	8,388	8,024

Diluted earnings (loss) per share	$(0.56)	$0.41	$0.33

(n)	Effects of Recently Issued Accounting Standards

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006, and thus applies to the Company for its 2008 fiscal year. The Company is in the process of evaluating the impact of FIN 48 on its consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years which, for the Company, is its 2009 fiscal year. The Company is in the process of evaluating the impact of SFAS No. 157 on its consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of FASB No. 159 are elective; however, the amendment to FASB No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities. The fair value option created by FASB No. 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not only a portion of the instrument. FASB No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007 which, for the Company, is its 2009 fiscal year. We are currently evaluating the potential impact of FASB No. 159 on the consolidated financial statements of the Company.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

(o)	Investment in Joint Venture

The investment in the Company’s asset management joint venture, INTL Consilium, was accounted for under the equity method of accounting until July 31, 2006. Under this method, the Company’s investment in INTL Consilium was recorded at cost and adjusted by the Company’s share of the contributions, distributions and undistributed earnings or losses of the joint venture. On August 1, 2006 the Company received a repayment of the portion of capital that had entitled the Company to a three-year liquidation preference and advanced a $1,000,000 subordinated loan to INTL Consilium. Following the guidelines set out in FIN 46(R), INTL Consilium has been treated as a variable interest entity of which the Company is the primary beneficiary. INTL Consilium has accordingly been consolidated since August 1, 2006. In February 2007 the Company invested in a second joint venture, INTL Commodities DMCC. For further information see note 3 below. INTL Commodities DMCC has been treated as a variable interest entity since inception, and accordingly been consolidated.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

(p)	Variable Interest Entities

The Company consolidates variable interest entities in which it is the primary beneficiary, in accordance with the guidelines set out in FIN 46 (R). For further information see note 3 below.

(q)	Goodwill and Other Intangible Assets

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

Intangible assets are amortized over their estimated useful lives. Residual value is presumed to be zero, subject to certain exceptions. Intangible assets are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, whenever events or circumstances indicate that the carrying amount may not be recoverable.

(r)	Reclassification

Certain amounts in the 2006 and 2005 financial statements have been reclassified to conform to the 2007 presentation.

(2)	Convertible Subordinated Notes and Related Debt Issuance Costs

On September 20, 2006 the Company issued $27.0 million in aggregate principal amount of the Company’s senior subordinated convertible notes due 2011 (‘the Notes’). The Notes are general unsecured obligations of the Company. The Notes bear interest at the rate of 7.625% per annum, payable quarterly in arrears commencing on October 1, 2006. Total interest expense for the Notes for the years ended September 30, 2007, 2006 and 2005, is $1,935,000, $57,000 and $0, respectively.

The Notes are convertible by the holders at any time following their issuance into shares of common stock of the Company, at an initial conversion price of $25.50 per share. During May 2007 the conversion price was reduced to $25.47 per share due to the issuance of shares for the Gainvest acquisition, in accordance with the anti-dilution provisions of the Notes. The maturity date of the Notes is the fifth anniversary of their issuance. During December 2006, Notes with a principal balance of $2.0 million were converted into 78,432 common shares at the election of the Noteholders. In addition, accrued interest payable under the converted notes of approximately $29,000 was paid via the issuance of 1,130 common shares.

The Company may, at its option, redeem the Notes for cash on March 11, 2010, at a redemption price equal to 110% of the Conversion Amount (the principal amount of the Notes, together with accrued interest and any late charges), subject to certain conditions set forth in the agreements for the Notes.

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

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

Commencing with the fiscal quarter ending on September 30, 2007, in the event that the Consolidated Interest Coverage Ratio for the 12 months preceding the end of any fiscal quarter is less than 2.0, the interest rate on the Notes will be increased by 2.0% to 9.625% per annum, effective as of the first day of the following fiscal quarter. No such increase has been necessary for the quarter ending September 30, 2007.

If the ratio of the Company’s consolidated earnings before interest, taxes, depreciation and amortization, increased by the value of any unrealized gains in inventory, as defined in the agreements for the Notes, to the Company’s consolidated cash interest expense (the “Consolidated Interest Coverage Ratio”) is less than 2.75 for the 12 month period ending on December 31, 2009, the holders of the Notes will have the option to require the Company to redeem all or any portion of the Notes at a redemption price equal to 100% of the Conversion Amount to be redeemed.

Debt issuance costs of $1,606,000 were incurred in connection with the issuance of the Notes. The total debt issuance costs are amortized over the life of the Notes (through September 20, 2011) and charged to interest expense. Total interest amortization expense for the debt issuance costs for the years ended September 30, 2007, 2006 and 2005, is $302,000, $9,000 and $0, respectively. In connection with the December 2006 conversion of $2.0 million in principal of the Notes to 78,432 common shares, a proportion of debt issuance costs of $112,000 was charged to additional paid in capital as part of the capitalization of the newly issued common shares.

The Company entered into a separate Registration Rights Agreement with the holders of the Notes, under which the Company was required to file with the U.S. Securities and Exchange Commission (‘the SEC’) a Registration Statement on Form S-3 within a specified period of time. The Registration Statement was declared effective by the SEC on October 24, 2006. The Company is required, under the Registration Rights Agreement, to maintain the effectiveness of the Registration Statement, failing which it could become liable to pay holders of the Notes liquidated damages of 1% of the value of the Notes upon a failure to maintain effectiveness of the Registration Statement, plus a further 1% for every 30 days that it remains ineffective thereafter, up to an aggregate maximum of 10% of the value of the Notes.

The Company has analyzed the Notes in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and EITF Issue No. 05-2, The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19 to determine whether the hybrid contract that is represented by the Notes has an embedded derivative that should be separately accounted for. The Company’s conclusion is that the conversion feature embedded in the Notes may be classified as equity and is therefore excluded from the scope of SFAS No. 133 and does not need to be accounted for separately from its host contract.

The Company has further analyzed the Notes in accordance with EITF Issue No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’. EITF Issue No. 05-4 addresses instances in which financial instruments, such as convertible notes, are issued with a related registration rights agreement that contains a liquidated damages clause. Accordingly, the Company recorded a liability of $141,000 and a corresponding discount to the value of the Notes, of which $52,000, $1,000 and $0 was amortized and charged to interest expense for the years ended September 30, 2007, 2006 and 2005, respectively.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

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

On May 11, 2004, the Company entered into an agreement with Consilium Investment Capital, Inc. (‘CIC’) of Fort Lauderdale, Florida to form INTL Consilium. INTL Consilium is an investment management firm which primarily provides investment advice with respect to emerging market securities. In June 2004 the Company made a capital contribution of $500,000 and CIC contributed $100,000 to INTL Consilium. The Company’s total capital contribution was allocated as $100,000 share capital and $400,000 excess capital. The excess capital contribution was made by the Company in recognition of the asset management skills and relationships contributed by CIC. The excess capital contribution had a liquidation preference of three years. The Company received 50.1% of the shares of INTL Consilium and was permitted to appoint two of the four directors, the remaining two directors being the principals of CIC. No individual director has a deciding vote in the event of a deadlock. The two principals of CIC actively manage the business. On August 1, 2006 the $400,000 excess capital contribution was repaid by INTL Consilium to the Company and the Company made a subordinated loan to INTL Consilium of $1,000,000, bearing interest at 5.36%. As of September 30, 2007 the total outstanding balance of principal and interest of the subordinated loan is $1,063,000.

An analysis in terms of FIN 46(R) in 2004 determined that INTL Consilium was not initially a variable interest entity. The Company accordingly accounted for its interest in INTL Consilium on the equity method until July 31, 2006. The Company determined that the repayment of excess capital, the termination of the related liquidation preference and the advance of a subordinated loan to INTL Consilium combined to make INTL Consilium a variable interest entity and the Company its primary beneficiary. With effect from August 1, 2006 the Company has consolidated INTL Consilium as a variable interest entity.

On February 4, 2007, the Company entered into an agreement with Mr. Nilesh Ved (‘Ved’) of Dubai, United Arab Emirates to form INTL Commodities DMCC (‘DMCC’). DMCC is a physical precious metals trading business in the Middle East. During February 2007 the Company and Ved each made a capital contribution of $2,000,000 to DMCC for a 50/50 ownership.

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

As discussed in note 3, the Company accounted for its investment in INTL Consilium under the equity method prior to August 1, 2006. For the fiscal years ended September 30, 2006 and 2005 the Company has recorded income of $331,000 and $217,000, respectively, for its 50.1% share of INTL Consilium’s income for the two periods. The $331,000 of income for 2006 is based on the ten month period from October 1, 2005 through July 31, 2006.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

(5)	Investment in Managed Funds

As of September 30, 2007 and 2006 the Company had investments valued at $5,776,000 and $1,246,000, respectively, in two hedge funds managed by INTL Consilium. The Company owns a 50.1% interest in INTL Consilium. As of September 30, 2007, the Company also had an investment valued at $10,484,000 in the INTL Trade Finance Fund Limited, a fund managed by INTL Capital and established in 2007 to invest primarily in global trade finance-related assets.

(6)	Acquisition of Gainvest Group of Companies

On May 14, 2007 the Company completed the acquisition of 100% of the common stock of Gainvest Argentina Asset Management S.A. and Gainvest S.A. Sociedad Gerente de Fondos Comunes de Inversion, in Argentina; Gainvest do Brasil Ltda., in Brazil; and Gainvest Asset Management Ltd., in the British Virgin Islands; and an effective 90% of the common stock of Gainvest Uruguay Asset Management S.A., in Uruguay (together ‘INTL Gainvest’). INTL Gainvest conducts a specialist local markets securitization and asset management business. The Company has made cash payments of $2,778,000 and issued 78,125 common shares of the Company valued at $22.34 each, being the closing price on the day before their issue, or $1,745,000 in total. The payments consisted of $2,778,000 for the value of the net assets received. A difference of $50,000 related to unrecorded bonus accruals will be netted against payment of the first earn-out installment. In addition, the Company has accrued $156,000 for legal and accounting related fees capitalized as part of the purchase transaction. The Company will make a further payment to the Sellers on June 1, 2008 equal to 25% of the aggregate revenues of INTL Gainvest earned in the year through April 30, 2008; and a further payment on June 1, 2009 equal to 25% of the aggregate revenues of INTL Gainvest earned in the year through April 30, 2009. The revenues on which the 25% is calculated will be subject to a minimum threshold and a maximum ceiling of $3.7 million and $10 million in the first year and $5.5 million and $11 million in the second year, respectively.

The Company has consolidated the results, assets and liabilities of INTL Gainvest with effect from May 1, 2007. The Company funded the acquisition from its existing working capital.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company has obtained a third-party valuation of certain intangible assets included in the purchase acquisition.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

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

The identifiable intangible assets listed above are amortized on a straight line basis for book purposes over the useful lives of the assets which has been estimated to be five years. The amortization of identified intangible assets is not deductible currently for tax purposes. Additional consideration or adjustments will be recorded in the consolidated financial statements as goodwill.

The following table shows the Company’s pro forma unaudited amounts for operating revenue, net income or loss and earnings or loss per share, assuming the acquisition of Gainvest had been made on October 1, 2004:

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

For the years ended September 30,	2007	2006	2005
	Unaudited	Unaudited	Unaudited
	(In thousands, except per share amounts)
Operating revenues	$56,560	$39,805	$28,807

Net income (loss)	$(3,711)	$4,331	$3,072

Earnings (loss) per share:
Basic	$(0.46)	$0.56	$0.42
Diluted	$(0.46)	$0.51	$0.38

(7)	Goodwill

As disclosed in note 6 above, the Company acquired INTL Gainvest in May 2007. The purchase price paid by the Company for the acquisition exceeded the net asset value received by $1,851,000. Of this amount, $850,000 was allocated to intangible assets and the balance of $1,001,000 was treated as goodwill. The Company will make a further payment to the Sellers on June 1, 2008 equal to 25% of the aggregate revenues of INTL Gainvest earned in the year to April 30, 2008; and a further payment on June 1, 2009 equal to the aggregate revenues of INTL Gainvest earned in the year to April 30, 2009. The revenues on which the 25% is calculated will be subject to a minimum threshold and a maximum ceiling of $3.7 million and $10 million in the first year and $5.5 million and $11 million in the second year, respectively. As of September 30, 2007 INTL Gainvest had cumulative aggregate revenues of approximately $2.1 million, or less than the $3.7 million minimum required. These subsequent payments will be accrued as additional goodwill if and when the future minimum revenue thresholds are achieved.

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

The goodwill related to the acquisitions are as follows:

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

September 30, 2007 (In thousands)	INTL Global Currencies	INTL Gainvest	Total Goodwill
Cash premium paid to sellers	$1,000	$—
Cash paid for net assets received	3,577	2,778
Other	(50)	(50)
Legal and accounting fees	66	156
Value of 150,000 common shares at $9.81 per share	1,472
Value of 78,125 common shares at $22.34 per share		1,745

Total payments of cash and shares	6,065	4,629
Less: Fair value of net assets received	3,577	2,778
Less: Intangible assets identified by independent valuation	350	850

Initial goodwill	2,138	1,001
Additional goodwill under earnout based on revenues	4,200	—

Total goodwill	$6,338	$1,001	$7,339

September 30, 2006 (In thousands)	INTL Global Currencies	Total Goodwill
Cash premium paid to sellers	$1,000
Cash paid for net assets received	3,577
Other	(50)
Legal and accounting fees	66
Value of 150,000 common shares at $9.81 per share	1,472

Total payments of cash and shares	6,065
Less: Fair value of net assets received	3,577
Less: Intangible assets identified by independent valuation	350

Initial goodwill	2,138
Additional goodwill under earnout based on revenues	4,190

Total goodwill	$6,328	$6,328

(8)	Intangible assets

Intangible assets at September 30, 2007 and 2006 were constituted as follows:

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

(In thousands)	September 30, 2007	September 30, 2006
Noncompete agreement	$400	$150
Trade name	550	100
Customer base	250	100
Other costs	56	17
Asset management contract		153
Web site development costs	20	20

Total intangible assets	1,276	540
Less: Amortization of intangible assets	459	261

Intangible assets, net	$817	$279

Amortization expense amounted to $348,000, $127,000 and $116,000 for the years ended September 30, 2007, 2006 and 2005, respectively. Included in 2007 total amortization expense of $348,000 is $153,000 of expense for the impairment of a assets management contract.

Future amortization expense based on existing intangible assets is as follows:

Year ending September 30, (In thousands)
2008	$183
2009	183
2010	183
2011	170
2012	98

Total	$817

(9)	Related Party Transactions

One of the Company’s principal shareholders has made an investment, valued at approximately $60,000,000 and $100,000,000 as of September 30, 2007 and 2006, respectively, in a hedge fund managed by INTL Consilium. An executive of this shareholder is a director of the Company. This shareholder has given notice of its intention to redeem its remaining investment over a period of five months during fiscal 2008.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

(10)	Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased, at Fair Value

Financial instruments owned and financial instruments sold, not yet purchased at September 30, 2007 and 2006 consisted of trading and investment securities at fair values as follows:

(In thousands)	Owned	Sold, not yet purchased
September 30, 2007:
Common stock and American Depository Receipts	$20,311	$10,312
Exchangeable foreign ordinary equities and American Depository Receipts	30,017	30,129
Corporate and municipal bonds	9,435
Foreign government obligations	201
U.S. Treasury Bonds under total return swap transactions		21,914
Derivatives	66,755	72,582
Commodities	79,633	28,826
U.S. Government obligations	61
Mutual funds, proprietary securitized trusts and other	1,333

	$207,746	$163,763

(In thousands)	Owned	Sold, not yet purchased
September 30, 2006:
Common stock and American Depository Receipts	$3,660	$5,523
Exchangeable foreign ordinary equities and American Depository Receipts	46,597	46,747
Corporate and municipal bonds	6,133
Foreign government obligations	1,368
Negotiable instruments (promissory notes)	12,445
U.S. Treasury Bonds under total return swap transactions		23,886
Derivatives	14,392	13,801
Commodities		19,414
U.S. Government obligations		776
Mutual funds, proprietary securitized trusts and other	25

	$84,620	$110,147

(11)	Physical Commodities Inventory

Physical commodities inventory is valued at the lower of cost or fair market value, determined using the specific identification weighted average price method. The values of the Company’s inventory at September 30, 2007 and 2006 are shown below. Commodities in process include commodities in the process of being recycled.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

(In thousands)	September 30 2007	September 30 2006
Commodities in process	$10,821	$3,295
Finished commodities	28,612	12,011

Total	$39,433	$15,306

(12)	Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and from its market making and proprietary trading in the foreign exchange and commodities trading business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements at September 30, 2007 and 2006 at fair value (totaling $163,763,000 and $110,147,000, respectively). The Company will incur losses if the market value of the financial instruments increases subsequent to September 30, 2007. The total of $163,763,000 and $110,147,000 includes $72,582,000 and $13,801,000 for options and futures contracts, which represent a liability to the Company based on their fair values as of September 30, 2007 and 2006, respectively.

Listed below is the fair value of trading-related derivatives as of September 30, 2007 and September 30, 2006. Assets represent net unrealized gains and liabilities represent net unrealized losses.

(In thousands)	September 30, 2007 Assets	September 30, 2007 Liabilities	September 30, 2006 Assets	September 30, 2006 Liabilities
Interest Rate Derivatives	$—	$—	$—	$15
Equity Index Derivatives	82
Foreign Exchange Derivates	28		23
Commodity Price Derivatives	66,645	72,582	14,369	13,786

Total	$66,755	$72,582	$14,392	$13,801

The derivatives as of September 30, 2007 mature over fiscal years 2008 and 2009 as shown in the table below. None mature after fiscal 2009.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

(In thousands)	Total	Maturing in Fiscal 2008	Maturing in Fiscal 2009
Assets at September 30, 2007
Equity Index Derivatives	$82	$82	$—
Foreign Exchange Derivatives	28	28	—
Commodity Price Derivatives	66,645	66,025	620

Total Assets	$66,755	$66,135	$620

Commodity Price Derivatives
Base metals	$38,888	$38,700	$188
Precious metals	27,757	27,325	432

Liabilities at September 30, 2007
Equity Index Derivatives	$—	$—	$—
Commodity Price Derivatives	72,582	72,447	135

Total Liabilities	$72,582	$72,447	$135

Commodity Price Derivatives
Base metals	$47,965	$47,965	$—
Precious metals	24,617	24,482	135

Options and futures contracts held by the Company result from its customers’ market-making and proprietary trading activities in the commodities trading, asset management and foreign exchange business segments. The Company assists its commodities customers in protecting the value of their future production by selling them put options on an OTC basis. The Company also provides its commodities customers with sophisticated option products, including combinations of buying and selling puts and calls. The Company mitigates its risk by effecting offsetting options with market counterparties or through the purchase or sale of commodities futures traded through the COMEX division of the New York Mercantile Exchange. The risk mitigation of offsetting options is not within the documented hedging designation requirements of SFAS No. 133.

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

September 30, 2007, 2006 and 2005

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

During the quarter ended December 31, 2004, the Company entered into a series of financial transactions (the ‘Transactions’) with an unaffiliated financial institution in Latin America for a transaction fee. These Transactions involved three distinct and simultaneous steps:

a)	the acquisition by the Company of beneficial interests (‘Trust Interests’) in certain trusts (the ‘Trusts’) in exchange for the assumption of a liability to deliver securities, at a transaction value of $29,740,000. This step did not require any prior purchase or delivery of securities by the Company. The Trusts were previously established by the financial institution to hold a variety of real estate assets;

b)	the entry into a repurchase agreement under the terms of which the Company notionally repurchased these undelivered securities for cash, at a price of $29,740,000;

c)	the entry into a total return swap (‘TRS’) agreement.

i)	Under the TRS agreement the Company received, on a notional basis, the cash amount of $29,740,000 as collateral for the potential liability of the financial institution to the Company.

ii)	Receivables or payables arising from the TRS should leave the Company unaffected by any changes in the values of the Trust Interests or securities deliverable.

iii)	When the Transactions terminate in December 2007, the Company intends to sell the Trust Interests at their then prevailing market values. As part of the Transactions, the gain or loss arising from the change in market value of the Trust Interests will be passed to the financial institution.

iv)	The Company has obtained legal advice on the Transactions and believes that the TRS agreement has been structured in such a way as to fully offset any changes in the value of the Trust Interests against its liability to deliver certain securities to the financial institution.

The initial transaction value was $29,740,000. The Company has since sold Trust Interests for $9,580,000, the price at which they were acquired, and released a proportionate share of the securities referred to in b) above from the repurchase arrangement. The Company has obtained a valuation of the real estate assets underlying the trust certificates. This valuation has resulted in a valuation adjustment of $8,943,000 with an equal and offsetting receivable from customer recorded for $8,943,000. Accordingly, the trust certificates are reported by the Company as an asset on the balance sheet at $11,217,000 ($29,740,000 less $9,580,000 less $8,943,000) and $12,764,000 as of September 30, 2007 and 2006, respectively.

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

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

The total fees received and to be received on the Transactions, as well as the associated variable compensation payable, are spread on a straight-line basis over the terms of the Transactions. Non-refundable fees received but not yet recognized as revenue, amounting to $9,000, appear as a liability on the Consolidated Balance Sheets as at September 30, 2007 under ‘Other liabilities’. Non-recoverable costs incurred in connection with the Transactions but not yet recognized as expenses, amounting to $3,000, appear as an asset under ‘Other assets’ at the same date.

(14)	Other revenues, net

Other revenue is comprised of the following for the years ending September 30, 2007, 2006 and 2005:

(In thousands)	2007	2006	2005
Wholesale commission revenue	$3,884	$620	$732
Amounts paid to wholesale third party	(230)	—	(219)

Commission revenue, net	3,654	620	$513

Dividend income	575	721	$383
Dividend expense	(773)	(809)	(472)

Dividend expense, net	(198)	(88)	$(89)

Interest income	924	376	636
Other	734	339	12

Total other revenues, net	$5,114	$1,247	1,072

(15)	Receivable From and Payable to Brokers, Dealers and Clearing Organization

Amounts receivable from and payable to brokers, dealers and clearing organization at September 30, 2007 and 2006 consisted of the following:

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

(In thousands)	Receivable	Payable
September 30, 2007:
Open securities transactions with clearing organization, net	$1,704	$—
Securities clearing fees and related charges payable with clearing organization, net		611
Open securities transactions with prime broker	5,151	4,053
Open transactions, Gainvest	604
Open commodities transactions	8,816	7,913
Open foreign currency transactions	15,196	1,939

	$31,471	$14,516

September 30, 2006:
Open securities transactions with clearing organization, net	$4,790	$—
Securities clearing fees and related charges payable with clearing organization, net		165
Open securities transactions with prime broker	762	2,026
Open commodities transactions	1,386	2,168
Open foreign currency transactions	1,186	5,560

	$8,124	$9,919

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

Amounts receivable from and payable to customers at September 30, 2007 and 2006 consisted of the following:

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

(In thousands)	Receivable	Payable
September 30, 2007:
Open transactions- foreign currency trading	$13,936	$11,757
Margin deposits held - commodities trading		63,468
Trade and other - commodities trading	12,837
Asset management customer balances, Gainvest		3,889
Asset management fees	2,764
Open transactions - other debt structures	10,830

	$40,367	$79,114

September 30, 2006:
Open transactions- foreign currency trading	$10,661	$543
Margin deposits held - commodities trading		2,227
Trade, pledge and option premiums - commodities trading	4,525
Asset management fees	524	42
Open transactions - other debt structures	11,174

	$26,884	$2,812

Receivables and payables to customers result from open trading activities between the Company and its customers. Receivables and payables to certain customer organizations are reported net, when a right of setoff exists with the customer. Included above in ‘Margin deposits held – commodities trading’ at September 30, 2007 are margin deposits held for customers of $63,468,000 against gold advances at fair value of $59,202,000. The gold advances are included in Financial Instruments owned, at fair value and further classified in the Commodities category.

(17)	Payable to Lenders under Loans and Overdrafts

As of September 30, 2007 the Company had three lines of credit totaling $185,000,000. As of September 30, 2006 the Company had six lines of credit totaling $70,000,000. Total interest expense related to the Company’s credit facilities was approximately $5,110,000, $1,371,000 and $460,000 for the years ended September 30, 2007, 2006 and 2005, respectively.

On May 2, 2007 INTL Commodities completed a $140,000,000 one-year, renewable, revolving syndicated loan facility. At September 30, 2007 there were seven banks in the syndicate group. The loan proceeds are used to finance the activities of INTL Commodities and are secured by its assets. The interest rate on the facility will depend on the ratio of borrowings to equity and will range between 1.625% and 1.875% over the federal funds rate (4.94% at September 30, 2007). On October 26, 2007 the $140,000,000 line of credit was reduced to $115,000,000 after one of the seven original lenders left the syndicate, as disclosed in note 28 of the Notes to the Consolidated Financial Statements.

At September 30, 2007, the Company had an additional two lines of credit with one commercial bank totaling $45,000,000. One of the credit facilities is secured by certain of the Company’s assets. The interest rate for these facilities is 2.4% over the London Interbank Offered Rates (‘LIBOR’) (approximately 5.12% at September 30, 2007).

At September 30, 2007 the Company had the following credit facilities:

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

(In thousands) Maximum Amount	Borrowing at September 30, 2007	Letters of Credit Issued under facility		Security	Maturity
$20,000	$14,989	$		Certain foreign exchange assets	March 31, 2008
25,000	24,505			Unsecured	July 31, 2008

$45,000	$39,494		$0

140,000	45,600			Certain commodities assets	On demand

$185,000	$85,094		$0

At September 30, 2006 the Company had the following credit facilities:

(In thousands) Maximum Amount	Borrowing at September 30, 2006	Letters of Credit Issued under facility		Security	Maturity
$10,000	$2,534	$		Certain foreign exchange assets	March 31, 2007
12,000				Unsecured	March 31, 2008
10,000				Certain commodities assets	On demand
18,000			4,800	Certain commodities assets	On demand
10,000	4,000			Certain trade finance assets	On demand
10,000			8,347	Certain commodities assets	March 27, 2007

$70,000	$6,534		$13,147

At September 30, 2007 and 2006, the U.S. dollar equivalent of the components of the net borrowings under the credit facilities were as follows:

(In thousands)	September 30, 2007 U.S. dollar equivalent	September 30, 2006 U.S. dollar equivalent
Payable to banks:
Lines of credit
Euro	$2,869	$2,373
Japanese Yen	7	5
Norwegian Krona	1,164
South African Rand	8	35
Swedish Krona	38	63
Swiss Franc	252	42
Thailand Baht		16
United Kingdom Pound Sterling	2,087
United States Dollar	78,669	4,000

Total payable to banks under loans and overdrafts	$85,094	$6,534

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

(18)	Fixed Assets and Leasehold Improvements

The following is a summary of fixed assets and leasehold improvements as of September 30, 2007 and 2006:

	September 30,
	2007	2006
	(In thousands)
Fixed assets
Furniture, fixtures and equipment	$2,631	$1,385
Office building - two floors in Buenos Aires	621
Leasehold improvements	722	285

Total fixed assets	3,974	1,670
Less accumulated depreciation and amortization	(1,533)	(959)

Fixed assets, net	$2,441	$711

Depreciation expense amounted to $490,000, $293,000 and $204,000 for the years ended September 30, 2007, 2006 and 2005, respectively.

(19)	Capital and Cash Reserve Requirements

INTL Trading is a member of the Financial Industry Regulatory Authority (‘FINRA’) and is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital in an amount equal to the greater of $100,000, 6-2/3% of aggregate indebtedness, or $2,500 for each security in which a market is made with a bid price over $5 and $1,000 for each security in which a market is made with a bid price of $5 or less with a ceiling of $1,000,000, and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. Equity capital may not be withdrawn if the resulting net capital ratio would exceed 10 to 1. At September 30, 2007, INTL Trading’s net capital was approximately $1,500,000, which was approximately $500,000 in excess of its minimum requirement of $1,000,000. Its ratio of aggregate indebtedness to net capital was 5.81 to 1.

During the year, INTL Trading discovered that it had not been in compliance with its minimum net capital requirement at certain times in the past. The causes of the violations were remedied immediately. INTL Trading complied with a request made by the SEC in October 2007 to amend its net capital filings for certain prior periods.

INTL Trading is exempt from SEC Rule 15c3-3 pursuant to the exemptive provision under subparagraph (k)(2)(ii) and, therefore, is not required to maintain a “Special Reserve Bank Account for the Exclusive Benefit of Customers”.

(20)	Commitments and Contingent Liabilities

The Company is obligated under various noncancelable operating leases for the rental of office facilities, service obligations and certain office equipment, and accounts for these lease obligations on a straight line basis. The expense associated with operating leases amounted to $2,112,000, $1,130,000 and $891,000 for the years ended September 30, 2007, 2006 and 2005, respectively. The expenses associated with the operating leases and service obligations are reported in the statements of operations in occupancy and equipment rental, clearing and related and other expenses.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

Future aggregate minimum lease payments under noncancelable operating leases as of September 30, 2007 are approximately as follows:

Year ending September 30, (In thousands)
2008	$2,331
2009	1,419
2010	629
2011	365
2012	302
Thereafter	48

$5,094

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

The Company has entered into individual employment agreements with its Chief Executive Officer and President, which expired and were simultaneously renewed on October 21, 2007. In the event of termination of the agreements by the Company other than for cause, or resignation by the executive as a result of a breach by the Company, each agreement provides for payments to the relevant officer in an amount equal to 100% of his total compensation for the longer of the remaining term of the agreement or six months.

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

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

(21)	Income Taxes

Income tax expense (benefit) for the years ended September 30, 2007, 2006 and 2005 consisted of:

(In thousands)	Current	Deferred	Total
2007:
Argentina	$190	$—	$190
Mexico	328		328
United Kingdom	2,698		2,698
United States	918	(5,255)	(4,337)
State and local	321	(1,182)	(861)

	$4,455	$(6,437)	$(1,982)

2006:
United Kingdom	$1,543	$—	$1,543
United States	(1,060)	1,191	131
State and local	(370)	426	56

	$113	$1,617	$1,730

2005:
United Kingdom	$806	$—	$806
United States	282	207	489
State and local	115	74	189

	$1,203	$281	$1,484

A reconciliation of the expected U.S. Federal tax expense, computed at the rate of 34% of income before taxes, to the actual tax expense for the years ended September 30, 2007, 2006 and 2005, is as follows:

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

(In thousands)	2007		2006		2005
	Amount	% of pretax income	Amount	% of pretax income	Amount	% of pretax income
Computed “expected” tax expense (benefit)	$(2,002)	34.0%	$1,789	34.0%	$1,400	34.0%
Increase (decrease) in income tax expense resulting from:
State income taxes, net of Federal income tax benefit	(566)	9.6%	30	0.6%	121	2.9%
Meals and entertainment expenses not deductible for tax purposes	39	(0.7)%	35	0.7%	25	0.6%
Memberships	8	(0.1)%			2	0.1%
Stock option expense	215	(3.6)%
Foreign income	201	(3.4)%	(124)	(2.4)%	(65)	(1.6)%
Other, net	123	(2.1)%		0.0%	1	0.0%

	$(1,982)	33.7%	$1,730	32.9%	$1,484	36.0%

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

Deferred income taxes as of September 30, 2007 and 2006 reflect the impact of “temporary differences” between amounts of assets and liabilities for financial statement purposes and such amounts as measured by tax laws. The temporary differences give rise to deferred tax assets and liabilities, which are summarized below as of September 30, 2007 and 2006:

(In thousands)	2007	2006
Gross deferred tax liabilities:
Accumulated depreciation and amortization	$—	$(2)
Joint venture investment tax basis timing differences	(375)	(303)
Unrealized gain on OTC derivatives	(766)	(2,256)
Deferred expenses related to total return swap	(1)	(10)

Total gross deferred tax liabilities	(1,142)	(2,571)

Gross deferred tax assets:
Securities valuation allowance	23	19
Accumulated depreciation and amortization	24
Nonqualified stock option expense	32	12
Restricted stock expense	12
Deferred revenue for total return swap	4	35
Expense of warrant value		15
Liquidated damages	19
Rent amortization	27	36
Foreign tax credit carryforward	77
Alternative Minimum Tax credit carryforward	121
Federal and State net operating loss carryforwards	6,406	918
Contributions carryover		1

Total gross deferred tax asset	6,745	1,036
Valuation allowance

Total net deferred tax assets	6,745	1,036

Net deferred tax asset/(liability)	$5,603	$(1,535)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of September 30, 2007, based upon the projections for future taxable income, management believes it is more likely than not that the Company will realize the benefits of these deductible differences and net operating loss carryforward, net of the recorded valuation allowance.

The total amount of undistributed earnings in the Company’s foreign subsidiaries, for income tax purposes, was approximately $12,618,000 at September 30, 2007. It is the Company’s current intention to reinvest undistributed earnings of its foreign subsidiaries in the foreign jurisdictions, resulting in the indefinite postponement of the remittance of those earnings. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company. For the same reason, it is not practicable to calculate the unrecognized deferred tax liability on those earnings.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

The Company had net operating loss carryforwards for Federal income tax purposes of $16,420,000, $2,136,000 and $0 for the years ended September 30, 2007, 2006 and 2005, respectively.

(22)	Employee Benefit Plan

Effective January 1, 2003, the Company implemented a Savings Incentive Match Plan for Employees IRA (‘SIMPLE IRA’). All U.S.-based employees are eligible to participate in the SIMPLE IRA upon the later of (a) the plan’s effective date (January 1, 2003) or (b) the employee’s date of hire. Eligible employees may elect to contribute up to a maximum of $10,500 ($13,000 if over age 50) for 2007. The Company is required to provide an employer match of the employee’s elective deferral on a dollar-for-dollar basis not to exceed the lesser of 3% of the employee’s compensation or $10,500 for 2007 ($13,000 if over age 50). Each employee is 100% vested in both the employee and employer contributions at all times. For the years ended September 30, 2007, 2006 and 2005, the employer match was $256,000, $171,000 and $180,000, respectively.

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

All U.K. based employees (who have completed six month of service with the Company) are eligible to participate in a defined contribution pension plan (‘pension plan’). The Company has committed to contribute double the employees contribution up to 10% of total base salary. The employees immediately vest in the employers contributions to the pension plan. For the years ended September 30, 2007, 2006 and 2005, the employer contribution was $153,000, $79,000 and $39,000, respectively.

(23)	Stock Options and Warrants

On October 1, 2006 the Company adopted SFAS No. 123(R), Share-Based Payment. For further discussion of this see note 1(l), ‘Stock-Based Employee Compensation’.

The Company has two stock option plans, the 1993 Plan and the 2003 Plan (‘the Plans’). The Plans are administered by the Company’s Board of Directors or a committee of the Board. The Plans give broad powers to the Board of Directors to administer and interpret the Plans, including the authority to select the individuals to be granted options and to prescribe the particular form and conditions of each option. Awards may be granted pursuant to the 2003 Plan through December 19, 2012, unless the Board of Directors at its sole discretion elects to terminate the 2003 Plan prior to that date. The Company is not authorized to grant additional options under the 1993 Plan because it expired on January 23, 2003. At September 30, 2007, there were 493,392 additional shares available for grant under the 2003 Plan.

The 2003 Plan permits the granting of stock options to employees, directors and consultants of the Company. Stock options granted under either Plan may be ‘incentive stock options’ meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options, which do not meet the requirements of Section 422. As of September 30, 2007, a total of 1,500,000 shares of the Company’s common stock had been authorized for issuance pursuant to options granted under the 2003 Plan. The Company was authorized to issue up to 1,339,300 shares of the Company’s common stock at the time that the 1993 Plan expired on January 23, 2003. At September 30, 2007 the total number of options outstanding was 812,006. The total options outstanding include 211,900 options outstanding under the 1993 Plan and 600,106 options outstanding under the 2003 Plan.

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

All options are granted at an exercise price equal to the fair market value or, in certain cases, not less than 110% of the fair market value of the Company’s common stock on the date of the grant. Options issued under the Plans have vesting periods ranging from immediate to five years of service. The maximum contractual term of options issued ranges from thirty days to ten years. The exercise price of options outstanding at September 30, 2007 ranges from $.90 to $28.98 per share.

Using the Black-Scholes option-pricing model, the per share weighted average fair values of all stock options granted during 2007, 2006 and 2005, were $8.99, $4.43 and 4.21, respectively.

The following weighted average assumptions were used:

	2007	2006	2005
Expected risk-free interest rate	4.54%	4.36%	3.28%
Expected life	3.5 Years	2.49 Years	3.34 Years
Expected dividend yield	0%	0%	0%
Expected volatility	66.07%	84.1%	87.9%

Stock option activity and changes during the fiscal years ended September 30, 2007, 2006 and 2005 is as follows:

	2007		2006		2005
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	985,930	$4.47	1,008,516	$3.21	1,282,006	$2.37
Granted	113,626	24.53	198,800	10.36	149,550	7.64
Exercised	(256,100)	4.12	(213,786)	3.84	(361,852)	2.02
Forfeited / expired	(31,450)	22.13	(7,600)	9.43	(61,188)	3.51

Outstanding at end of year	812,006	$6.70	985,930	$4.47	1,008,516	$3.21

Options exercisable at end of year	605,680	$3.75	738,126	2.88	620,232	2.42

Weighted-average fair value of options granted during the year		$8.99		$4.43		$4.21

The table below provides additional information related to stock options outstanding at September 30, 2007:

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

	Vested at September 30, 2007	Non-vested at September 30, 2007	Outstanding at September 30, 2007
Number of options	605,680	206,326	812,006
Weighted average:
-Exercise price	$3.75	$15.37	$6.70
-Grant-date fair value	$2.16	$8.11
-Remaining contractual term, in years			3.78
In thousands of dollars:
-Aggregate intrinsic value	$13,328	$2,288	$15,616
-Total compensation cost not yet recognized		$1,044

The total compensation cost not yet recognized of $1,044,000 (for non-vested awards) has a weighted average period of 1.9 years over which the compensation expense is expected to be recognized.

The total intrinsic value of options exercised during the years ended 2007, 2006 and 2005 was $3,750,000, $1,374,000 and $2,120,000, respectively. Cash received from the exercise of stock options during 2007, 2006 and 2005 totaled $1,055,000, $821,000 and $693,000, respectively, and the tax benefit realized from stock options exercised during 2007, 2006 and 2005 was $700,000, $361,000 and $192,000.

The Company adopted FASB 123R in the first fiscal quarter of 2007. During the year ended September 30, 2007 the Company recorded expense related to stock options of $717,000. This $717,000 expense is included in total Compensation and benefits $30,496,000 for the year ended September 30, 2007. The pro forma effect of expensing stock options for the years ended September 30, 2006 and 2005 are $537,000 and $462,000, respectively.

Warrants

In 2004, the Company issued warrants covering 200,000 shares of common stock to the placement agent for the Company’s offering of $12,000,000 in convertible subordinated notes.

The 200,000 warrants were exercised in May 2006 at a price of $6.00 (total cash proceeds of $1,200,000). As of September 30, 2007 and 2006, there were no warrants outstanding.

(24)	Restricted Stock

On February 22, 2007 the shareholders of the Company approved the International Assets Holding Corporation 2007 Restricted Stock Plan (“RSP”). The RSP allows for the issuance of up to 750,000 shares of restricted stock. The RSP will terminate on December 18, 2011. All of the employees of the Company and its affiliates, as well as the Company’s non-employee directors will be eligible to participate in the RSP. As of September 30, 2007, 16,484 shares had been issued under the plan. These 16,484 shares are not included in the Company’s total issued and outstanding common shares. These shares will be recorded in the total issued and outstanding as each vesting period is reached and the common shares are issued to the participants.

The following table summarizes restricted stock activity during the year ended September 30, 2007:

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

	Number of shares	Weighted average grant date fair value
Balance beginning of year	—	$—
Grants	16,484	$21.97
Vested	—	$—
Forfeited	—	$—

Balance at September 30, 2007	16,484	$21.97

The compensation cost associated with restricted stock includes the amortization of the current years’ grants and amounted to $33,000 for the year ended September 30, 2007. The total compensation cost not yet recognized of $329,000 has a weighted average period of 2.7 years over which the compensation expense is expected to be recognized. Compensation expense is amortized over a three year vesting period. Restricted shares will be issued to participants after each vesting period is reached. Each annual vesting period will determine restricted stock issuances and further expense will not be required for terminated participants.

(25)	Preferred Stock

The Company is authorized to issue 1,000,000 shares of its preferred stock at a par value of $.01 per share. As of September 30, 2007 and 2006, no preferred shares were outstanding and the Board of Directors had not yet determined the specific rights and privileges of these shares.

(26)	Quarterly Financial Information (Unaudited)

The Company has set forth below certain unaudited financial data for the twelve quarters in the fiscal years ended September 30, 2007, 2006 and 2005:

(In thousands, except per share amounts)	Quarter Ended Dec. 31, 2004	Quarter Ended Mar. 31, 2005	Quarter Ended Jun. 30, 2005	Quarter Ended Sep. 30, 2005
Operating revenues	$6,086	$6,157	$6,282	$7,615
Interest expense	177	296	314	548
Net revenues	5,909	5,861	5,968	7,067
Total non-interest expenses	4,915	5,279	5,070	5,421
Income before income taxes and minority interest	994	582	898	1,646
Income tax expense	375	197	298	614
Income before minority interest	619	385	600	1,032
Net income	612	379	576	1,047
Net income per share - basic	0.09	0.05	0.08	0.14
Net income per share - diluted	0.08	0.05	0.07	0.13

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

(In thousands, except per share amounts)	Quarter Ended Dec. 31, 2005	Quarter Ended Mar. 31, 2006	Quarter Ended Jun. 30, 2006	Quarter Ended Sep. 30, 2006
Operating revenues	$8,331	$9,021	$14,111	$4,414
Interest expense	529	477	621	468
Net revenues	7,802	8,544	13,490	3,946
Total non-interest expenses	6,120	6,858	8,247	7,296
Income (loss) before income taxes and minority interest	1,682	1,686	5,243	(3,350)
Income tax expense (benefit)	637	596	1,956	(1,459)
Income (loss) before minority interest	1,045	1,090	3,287	(1,891)
Net income (loss)	1,045	1,090	3,287	(1,962)
Net income (loss) per share - basic	0.14	0.14	0.43	(0.25)
Net income (loss) per share - diluted	0.13	0.13	0.39	(0.25)

(In thousands, except per share amounts)	Quarter Ended Dec. 31, 2006	Quarter Ended Mar. 31, 2007	Quarter Ended Jun. 30, 2007	Quarter Ended Sep. 30, 2007
Operating revenues	$9,179	$14,783	$9,488	$20,135
Interest expense	1,490	1,751	2,459	3,617
Net revenues	7,689	13,032	7,029	16,518
Total non-interest expenses	9,746	11,752	12,719	15,939
Income (loss) before income taxes and minority interest	(2,057)	1,280	(5,690)	579
Income tax expense (benefit)	(752)	469	(2,043)	344
Income (loss) before minority interest	(1,305)	811	(3,647)	235
Net income (loss)	(1,497)	681	(3,742)	66
Net income (loss) per share - basic	(0.19)	0.08	(0.46)	0.01
Net income (loss) per share - diluted	(0.19)	0.08	(0.46)	0.01

(27)	Segment Analysis

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

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

International Debt Capital Markets

The Company trades a wide variety of international debt instruments including both investment grade and higher yielding emerging market bonds with particular focus on smaller emerging market sovereign, corporate and bank bonds that trade worldwide on an over-the-counter basis. The Company also arranges, structures and distributes international debt transactions and asset backed securitizations for issuers located primarily in emerging markets. These transactions include bond issues, syndicated loans, asset backed securitizations as well as forms of other negotiable debt instruments. The revenues, expenses, assets and liabilities relating to the Trust Certificate and Total Return Swap discussed in note 13 are included in this segment.

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

The Company records all of its physical commodities revenues on a gross basis. Operating revenues and losses from the Company’s commodities derivatives activities are recorded in ‘Net dealer inventory and investment gains’. All of the Company’s other businesses report their revenues on a net basis. Inventory for the commodities business is valued at the lower of cost or market value, under the provisions of ARB No. 43. The Company generally mitigates the price risk associated with commodities held in inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under GAAP. In such situations, unrealized gains in inventory are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP. As a result, the Company’s reported commodities trading earnings are subject to significant volatility.

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

September 30, 2007, 2006 and 2005

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

Information concerning operations in these segments of business is approximately shown in accordance with SFAS No. 131 as follows:

	2007	2006	2005
	(In thousands)
Revenues:
International equities market-making	$27,531	$17,994	$12,052
International debt capital markets	6,432	2,363	2,414
Foreign exchange trading	14,147	12,874	9,213
Commodities trading	4,397,471	441,498	1,313
Asset management	14,018	1,314	497
Other	715	395	651

Total	$4,460,314	$476,438	$26,140

Operating revenues:
International equities market-making	$27,531	$17,994	$12,052
International debt capital markets	6,432	2,363	2,414
Foreign exchange trading	14,147	12,874	9,213
Commodities trading	(9,258)	938	1,313
Asset management	14,018	1,314	497
Other	715	394	651

Total	$53,585	$35,877	$26,140

Net contribution:
(Revenues less costs of sales, clearing and related expenses and variable trader bonus compensation):
International equities market-making	$13,790	$9,353	$5,450
International debt capital markets	4,636	1,995	1,654
Foreign exchange trading	11,080	9,879	7,082
Commodities trading	(11,961)	(547)	953
Asset management	12,294	781	497

Total	$29,839	$21,461	$15,636

INTERNATIONAL ASSETS HOLDING CORPORATION

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands)
Total assets:
International equities market-making	$49,610	$61,558
International debt capital markets	27,181	46,100
Foreign exchange trading	61,267	29,219
Commodities trading	227,530	41,792
Asset management	49,825	3,222
Other	6,589	18,022

Total	$422,002	$199,913

Reconciliation of net contribution to income before income taxes and minority interest:
Net contribution allocated to segments	$29,839	$21,461	$15,636
Fixed costs not allocated to operating segments	35,728	16,200	11,516

Income before income tax expense and minority interest	$(5,889)	$5,261	$4,120

(28)	Subsequent Events

On October 26, 2007 the $140,000,000 syndicate line of credit was reduced to $115,000,000 after one of the seven original lenders left the syndicate.

Exhibit Index

Exhibit No.	Description
21	List of the Company’s subsidiaries.

23.1	Consent of Rothstein, Kass & Company, P.C. to the incorporation by reference on Form S-8.

23.2	Consent of Rothstein, Kass & Company, P.C. to the incorporation by reference on Form S-3.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.