Form 10-Q
period 2007-12-31
INTERNATIONAL ASSETS HOLDING CORP
filed 2008-02-11
CIK 913760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File Number 000-23554

INTERNATIONAL ASSETS HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-2921318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 East Central Parkway, Suite 2060

Altamonte Springs, Florida 32701

(Address of principal executive offices) (Zip Code)

(407) 741-5300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☑                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

As of February 7, 2008, there were 8,403,208 shares of the registrant’s common stock outstanding.

INTERNATIONAL ASSETS HOLDING CORPORATION

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except par value and share amounts)

	December 31, 2007	September 30, 2007
	(Unaudited)
ASSETS
Cash	$39,242	$36,017
Cash and cash equivalents deposited with brokers, dealers and clearing organization	17,984	17,662
Receivable from brokers, dealers and clearing organization	23,458	31,471
Receivable from customers	44,666	40,367
Financial instruments owned, at fair value	137,515	146,951
Physical commodities inventory, at cost	49,171	39,433
Trust certificates, at fair value	—	11,217
Prepaid income taxes	51	1,123
Investment in managed funds, at fair value	16,709	16,260
Deferred income tax asset, net	135	5,603
Fixed assets and leasehold improvements, net	2,510	2,441
Intangible assets, net	774	817
Goodwill	8,296	7,339
Debt issuance costs, net	1,109	1,183
Other assets	9,264	3,323

Total assets	$350,884	$361,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$2,949	$5,173
Financial instruments sold, not yet purchased, at fair value	110,436	163,763
Payable to lenders under loans and overdrafts	109,963	85,094
Payable to brokers, dealers and clearing organization	15,557	14,516
Payable to customers	20,829	18,319
Accrued compensation and benefits	6,372	7,250
Income taxes payable	4,030	2,986
Deferred acquisition consideration payable	957	—
Other long-term liabilities	562	549

	271,655	297,650
Convertible subordinated notes payable, net	24,921	24,911

Total liabilities	296,576	322,561

Commitments and contingencies (see Note 11)
Minority owners interest in consolidated entities	4,392	3,065

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 17,000,000 shares; issued and outstanding 8,329,088 shares at December 31, 2007 and 8,253,508 shares at September 30, 2007	83	83
Additional paid-in capital	38,036	36,619
Retained (deficit) earnings	11,834	(1,084)
Accumulated other comprehensive income	(37)	(37)

Total stockholders’ equity	49,916	35,581

Total liabilities and stockholders’ equity	$350,884	$361,207

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	December 31, 2007	December 31, 2006
Revenues:
Sales of physical commodities	$2,123,819	$476,046
Net dealer inventory and investment gains	30,254	2,033
Asset management fees	4,677	1,183
Other	1,880	395

Total revenues	2,160,630	479,657
Cost of sales of physical commodities	2,118,562	470,478

Operating revenues	42,068	9,179
Interest expense	3,011	1,490

Net revenues	39,057	7,689

Non-interest expenses:
Compensation and benefits	10,758	6,346
Clearing and related expenses	3,756	2,105
Occupancy and equipment rental	408	203
Professional fees	618	272
Depreciation and amortization	257	113
Business development	661	284
Insurance	92	66
Other	588	357

Total non-interest expenses	17,138	9,746

Income (loss) before income tax and minority interest	21,919	(2,057)
Income tax expense (benefit)	8,163	(752)

Income (loss) before minority interest	13,756	(1,305)
Minority interest in income of consolidated entities	838	192

Net income (loss)	$12,918	$(1,497)

Earnings (loss) per share:
Basic	$1.56	$(0.19)

Diluted	$1.35	$(0.19)

Weighted average number of common shares outstanding:
Basic	8,289	7,877

Diluted	9,857	7,877

Net income (loss)	$12,918	$(1,497)
Other comprehensive income	—	—

Total comprehensive income (loss)	$12,918	$(1,497)

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	December 31, 2007	December 31, 2006
Cash flows from operating activities:
Net income (loss)	$12,918	$(1,497)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	257	113
Deferred income taxes	5,160	(1,382)
Amortization of debt issuance costs and debt discount	84	94
Convertible debt interest settled in company stock upon partial conversion	—	29
Minority interest	1,635	242
Amortization of stock-based compensation expense	268	151
Unrealized investment gain from INTL Consilium managed funds	(449)	(206)
Changes in operating assets and liabilities:
Receivable from brokers, dealers and clearing organization	8,013	(5,840)
Receivable from customers	(14,996)	(8,449)
Financial instruments owned, at fair value	9,436	7,716
Physical commodities inventory, at cost	(9,738)	(8,116)
Prepaid income taxes	1,072	(693)
Other assets	(5,941)	(421)
Accounts payable and accrued expenses	(2,224)	201
Financial instruments sold, not yet purchased, at fair value	(31,413)	(25,783)
Payable to brokers, dealers and clearing organization	1,041	3,428
Payable to customers	2,510	(952)
Accrued compensation and benefits	(878)	(1,057)
Income taxes payable	1,044	(242)
Other liabilities	13	(69)

Net cash used in operating activities	(22,188)	(42,733)

Cash flows from investing activities:
Payments related to acquisition of INTL Global Currencies	—	(400)
Investment in managed funds	—	(3,500)
Purchase of fixed assets, leasehold improvements	(283)	(57)

Net cash used in investing activities	(283)	(3,957)

Cash flows from financing activities:
Payable to lenders under loans and overdrafts	24,869	32,054
Exercise of stock options	317	187
Income tax benefit on stock awards exercised	832	784

Net cash provided by financing activities	26,018	33,025

Effect of foreign exchange translation	—	—

Net increase (decrease) in cash and cash equivalents	3,547	(13,665)
Cash and cash equivalents at beginning of period	53,679	38,029

Cash and cash equivalents at end of period	$57,226	$24,364

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,971	$890

Income taxes paid	$659	$731

Supplemental disclosure of non-cash investing and financing activities:
Additional goodwill in connection with acquisition	$957	$10

Conversion of subordinated notes to common stock, net of debt issuance costs of $112	$—	$1,888

Release of trust certificates	$11,217	$—

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation and Consolidation and Recent Accounting Pronouncements

International Assets Holding Corporation and its subsidiaries (collectively “INTL” or “the Company”) form a financial services group focused on select international markets. We commit our capital and expertise to market-making and dealing in financial instruments, currencies and commodities, and to asset management. The Company’s activities are divided into five functional areas - international equities market-making, international debt capital markets, foreign exchange trading, commodities trading and asset management.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions and requirements of Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, these financial statements reflect all adjustments, consisting of only normal recurring items necessary for a fair statement of the results of operations, cash flows and financial position for the interim periods presented.

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007 as filed with the Securities and Exchange Commission.

Basis of Consolidation

These financial statements include the accounts of International Assets Holding Corporation and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Equity investments in which we exercise control or are the primary beneficiary have been consolidated. Our fiscal year end is September 30, and our fiscal quarters end on December 31, March 31 and June 30. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R) (revised 2007), Business Combinations. SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, and earlier adoption is prohibited. We will adopt SFAS No. 141(R) beginning October 1, 2009 and will change our accounting treatment for business combinations on a prospective basis for business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and earlier adoption is prohibited. SFAS No. 160 is effective for us beginning October 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently evaluating the potential impact of the adoption of SFAS No. 160 on our consolidated financial position and results of operations.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

In April 2007, the FASB issued FASB Staff Position (FSP) No. FIN 39-1, Amendment of FASB Interpretation No. 39. FSP FIN 39-1 modifies FIN 39, Offsetting of Amounts Related to Certain Contracts, and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The adoption of FSP FIN 39-1 will not have a material effect on our consolidated financial position and results of operations.

In December 2006, the FASB issued EITF 00-19-2, Accounting for Registration Payment Arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. EITF 00-19-2 was effective for fiscal years beginning after December 15, 2006. There was no impact on our consolidated financial position or results of operations as a result of our adoption of EITF 00-19-2 with effect from October 1, 2007.

Note 2 – Reclassifications and Change in Accounting Policy

As a consequence of the significant development of its commodities business into a physical delivery business, with effect from the second quarter of 2007 the Company changed its accounting policy to record all precious metals revenues on a gross basis in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19 and to record all physical precious metals inventories at the lower of cost or market value in accordance with Accounting Research Bulletin (“ARB”) No. 43. As a result, all the Company’s commodities revenues, for both base and precious metals, are recorded gross, and all the Company’s commodities inventories, both base and precious metals, are recorded at the lower of cost or market value. As a result of this change in accounting policy, the income statement for the first quarter of 2007 includes an adjustment to increase both revenue and cost of sales by $439,946,000, with no effect on reported income or earnings per share.

Effective for the quarter ended December 31, 2007, the Company has elected to change its accounting policy related to netting of customer cash collateral balances against financial instruments where a right of setoff exists with the same counterparty under master netting agreements. The Company believes that is it preferable to net these balances against each other in order to better present the Company’s exposure related to financial instruments and customer balances. This change in accounting policy reduced the Company’s financial instruments owned and payable to customers that would otherwise have been reported at December 31, 2007 by approximately $42 million. The balance sheet as of September 30, 2007 has been adjusted to reflect the netting of $60,795,000 in balances payable to customers representing cash collateral offset against financial instruments executed with the same counterparty under master netting agreements.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Note 3 – Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased, at Market Value

Financial instruments owned and financial instruments sold, not yet purchased, at December 31, 2007 and September 30, 2007 consisted of trading and investment financial instruments at market values as follows:

	December 31, 2007		September 30, 2007
(In thousands)	Owned	Sold, not yet purchased	Owned	Sold, not yet purchased
Common stock and ADR’s	$22,795	$6,802	$20,311	$10,312
Exchangeable foreign ordinary equities and ADR’s	21,701	21,791	30,017	30,129
Corporate and municipal bonds	5,137	—	9,435	—
Foreign government obligations	190	—	201	—
U.S. Treasury Bonds under total return swap transactions	—	—	—	21,914
Derivatives	54,393	35,335	66,755	72,582
Commodities	27,297	46,508	18,838	28,826
U.S. Government obligations	61	—	61	—
Mutual funds, proprietary securitized trusts and other	5,941	—	1,333	—

	$137,515	$110,436	$146,951	$163,763

Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements at December 31, 2007 at the fair values of the related financial instruments. The Company will incur losses if the market value of the financial instruments increases subsequent to December 31, 2007. The total of $106,294,000 at December 31, 2007 includes $35,335,000 for derivative contracts, which represent a liability to the Company based on their fair values as of December 31, 2007.

Listed below are the fair values of trading-related derivatives as of December 31, 2007 and September 30, 2007. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	December 31, 2007		September 30, 2007
(In thousands)	Assets	Liabilities	Assets	Liabilities
Equity index derivatives	$—	$38	$82	$—
Foreign exchange derivatives	—	—	28	—
Commodity price derivatives	54,393	35,297	66,645	72,582

	$54,393	$35,335	$66,755	$72,582

The derivatives as of December 31, 2007 mature over fiscal years 2008 and 2009 as follows:

	Assets at December 31, 2007			Liabilities at December 31, 2007
(In thousands)	Total	Maturing in Fiscal 2008	Maturing in Fiscal 2009	Total	Maturing in Fiscal 2008	Maturing in Fiscal 2009
Equity index derivatives	$—	$—	$—	$38	$38	$—
Commodity price derivatives	54,393	51,633	2,760	35,297	31,817	3,480

	$54,393	$51,633	$2,760	$35,335	$31,855	$3,480

Commodity price derivatives:
Base metals	$34,749	$33,397	$1,352	$22,511	$19,950	$2,561
Precious metals	19,644	18,236	1,408	12,786	11,867	919

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The Company’s derivative contracts are principally held in its commodities business segment. The Company assists its commodities customers in protecting the value of their future production by entering into option or forward agreements with them on an OTC basis. The Company also provides its commodities customers with sophisticated option products, including combinations of buying and selling puts and calls. The Company mitigates its risk by effecting offsetting OTC options with market counterparties or through the purchase or sale of exchange-traded commodities futures. The risk mitigation of offsetting options is not within the documented hedging designation requirements of SFAS No. 133.

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

Note 5 – Physical Commodities Inventory

Physical commodities inventory is valued at the lower of cost or market value, determined using the specific identification weighted average price method. The values of the Company’s inventory at December 31, 2007 and September 30, 2007 are shown below. Commodities in process include commodities in the process of being recycled.

(In thousands)	December 31, 2007	September 30, 2007
Commodities in process	$12,810	$10,821
Finished commodities	36,361	28,612

	$49,171	$39,433

Note 6 – Trust Certificates and Total Return Swap

During the quarter ended December 31, 2004, the Company entered into a series of financial transactions (the ‘Transactions’) with an unaffiliated financial institution for a transaction fee. These Transactions involved three distinct and simultaneous steps:

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

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Under the TRS agreement the Company received, on a notional basis, the cash amount of $29,740,000 as collateral for the potential liability of the financial institution to the Company.

The net result is that the Company initially reported the effects of a) above as an increase in assets represented by the Trust Interests, and the assumption of a liability to deliver securities, at the initial transaction value of $29,740,000. Over time, as the values of the Trust Interests and securities deliverable changed as a result of changes in value or the sale of the Trust Interests, the Company recorded equal and offsetting changes in the values of the TRS receivables or payables.

During the quarter ended December 31, 2007, the remaining Trust Interests were sold by the Company in exchange for the release of its obligation to deliver to the buyer United States Government strip bonds maturing February 15, 2008, at fair value of $22,134,000. As anticipated, the only net impact of the transactions on the Company’s net cash flow was the receipt of fee revenue.

Note 7 – Goodwill

The Company acquired the specialist local markets securitization and asset management business of the Gainvest group of companies (“INTL Gainvest”) in May 2007. The Company will make a payment to the sellers on June 1, 2008 equal to 25% of the aggregate revenues of INTL Gainvest earned in the year to April 30, 2008; and a further payment on June 1, 2009 equal to the aggregate revenues of INTL Gainvest earned in the year to April 30, 2009. The revenues on which the 25% is calculated are subject to a minimum threshold and a maximum ceiling of $3.7 million and $10 million in the first year and $5.5 million and $11 million in the second year, respectively. As of December 31, 2007, the minimum threshold of $3.7 million for the first year had been exceeded. Accordingly, goodwill includes $957,000 which has been accrued as of December 31, 2007 relating to the payment due on June 1, 2008. The subsequent payment for 2009 will be recorded as additional goodwill if and when the future minimum revenue threshold is achieved.

Note 8 – Related Party Transactions

As of December 31, 2007, the Company has investments valued at $6,062,000 in two hedge funds managed by INTL Consilium, LLC (‘INTL Consilium’). The Company owns a 50.1% interest in INTL Consilium. The Company also has an investment valued at $10,647,000 in the INTL Trade Finance Fund Limited, a fund managed by the Company’s wholly-owned subsidiary, INTL Capital Limited. Thjs fund invests primarily in global trade finance-related assets. These investments are included in ‘Investment in managed funds, at fair value’ on the balance sheet.

One of the Company’s principal shareholders has made an investment, valued at approximately $46,050,000 as of December 31, 2007, in a hedge fund managed by INTL Consilium. An executive of this shareholder is a director of the Company. This shareholder has given notice of its intention to redeem its investment during fiscal 2008.

Note 9 – Payable to Lenders under Loans and Overdrafts

As of December 31, 2007 the Company has three lines of credit totaling $160,000,000. Total interest expense related to the Company’s credit facilities was approximately $1,714,000 and $687,000 for the three months ended December 31, 2007 and 2006, respectively.

On May 2, 2007 the Company’s wholly-owned subsidiary, INTL Commodities, Inc. (‘INTL Commodities’) established a $140,000,000 one-year, renewable, revolving syndicated loan facility. There were seven commercial banks that were the underlying lenders within the syndicate group. The loan proceeds are used to finance the continued expansion of the activities of INTL Commodities and are secured by its inventory and receivables. On October 26, 2007 the $140,000,000 syndicate line of credit was reduced to $115,000,000 when one of the seven original lenders left the syndicate. The interest rate on the facility depends on the ratio of borrowings to equity and ranges between 1.625% and 1.875% over the federal funds rate (4.24% at December 31, 2007).

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

At December 31, 2007, the Company had two additional lines of credit with a commercial bank totaling $45,000,000. One of these lines of credit is secured by certain of the Company’s assets. The interest rate terms for these facilities is 2.40% over the London Interbank Offered Rates (‘LIBOR’) (approximately 4.60% at December 31, 2007).

At December 31, 2007, the Company had the following credit facilities and outstanding borrowings:

December 31, 2007
Maximum Amount	Amount Outstanding	Security	Maturity Date
$ 20,000,000	$11,842,000	Certain foreign exchange assets	March 31, 2008
25,000,000	20,021,000	Unsecured	July 31, 2008
115,000,000	78,100,000	Certain commodities assets	On demand

$160,000,000	$109,963,000

Note 10 – Convertible Subordinated Notes and Related Debt Issuance Costs

The Company had $25.0 million in aggregate principal amount of the Company’s senior subordinated convertible notes due 2011 (‘Notes’) outstanding as of December 31, 2007 and September 30, 2007. The Notes are general unsecured obligations of the Company and bear interest at the rate of 7.625% per annum, payable quarterly in arrears.

The Notes are currently convertible by the holders into shares of common stock of the Company, at a conversion price of $25.47 per share. If, at any time after March 22, 2008, the dollar-volume weighted average price of the common stock exceeds, for any twenty out of thirty consecutive trading days, 150% of the conversion price of the Notes, the Company will have the right to require the holders of the Notes to convert all or any portion of the Notes into shares of Common Stock at the then-applicable conversion price.

Commencing with the fiscal quarter ending on September 30, 2007, in the event that the Consolidated Interest Coverage Ratio for the 12 months preceding the end of any fiscal quarter is less than 2.0, the interest rate on the Notes will be increased by 2.0% to 9.625% per annum, effective as of the first day of the following fiscal quarter. No such increase has been necessary through the quarter ending December 31, 2007.

The Company entered into a separate Registration Rights Agreement with the holders of the Notes, under which the Company was required to file with the U.S. Securities and Exchange Commission (‘the SEC’) a Registration Statement on Form S-3 within a specified period of time. The Registration Statement was declared effective by the SEC on October 24, 2006. The Company is required, under the Registration Rights Agreement, to maintain the effectiveness of the Registration Statement, failing which it could become liable to pay holders of the Notes liquidated damages of 1% of the value of the Notes upon a failure to maintain effectiveness of the Registration Statement, plus a further 1% for every 30 days that it remains ineffective thereafter, up to an aggregate maximum of 10% of the value of the Notes. At December 31, 2007 the company was in compliance with its requirements under the Registration Rights Agreement.

Note 11 – Commitments and Contingencies

As discussed in Note 7 – Goodwill, the Company has a contingent liability relating to the acquisition of INTL Gainvest which will result in the payment of additional, but as yet undetermined, consideration in June 2008 and is likely to result in a further payment in June 2009.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

As discussed in Note 10 – Convertible Subordinated Notes and Related Debt Issuance Costs, the Notes may be converted into shares of common stock of the Company at any time by the holders. The . Notes also contain a provision to increase the interest rate by 2%, subject to certain conditions measured on a quarterly basis.

As discussed in Note 15 – Taxes, we are currently under examination by the IRS for fiscal year 2006, the potential effect of which is currently not determinable.

Note 12 – Capital and Cash Reserve Requirements

Our wholly-owned subsidiary INTL Trading, Inc. (‘INTL Trading’) is a registered broker dealer and member of the Financial Industry Regulatory Authority (“FINRA”) and is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital, and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. Equity capital may not be withdrawn if the resulting net capital ratio would exceed 10 to 1. At December 31, 2007, INTL Trading’s net capital was $1,500,000, which was $500,000 in excess of its minimum requirement of $1,000,000.

The Company has invested $3.8 million in one of its subsidiaries, INTL Global Currencies (Asia) Ltd., in order to meet the minimum capital requirements imposed by the Hong Kong Securities and Futures Commission. Another subsidiary, INTL Capital Limited (‘INTL Capital’), is regulated by the Dubai Financial Services Authority, in the United Arab Emirates, and is subject to a minimum capital requirement of approximately $500,000 as of December 31, 2007.

Note 13 – Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. This pronouncement amended SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies account for awards of equity instruments under the fair value method of accounting and recognize such amounts in their statements of operations. On October 1, 2006 the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method. Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its consolidated statements of operations over the service period that the awards are expected to vest. As permitted under SFAS No. 123(R), the Company has elected to recognize compensation cost for all options with graded vesting on a straight-line basis over the vesting period of the entire option, including unvested option awards granted prior to the adoption of SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), the Company accounted for employee stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, as permitted by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and provided the necessary pro forma disclosures required under SFAS No. 123. Under the intrinsic value method, the difference between the market price on the date of grant and the exercise price is charged to the statement of operations over the vesting period. Since options that were granted prior to the adoption of SFAS No. 123(R) were granted with exercise prices at, or higher than, the then market value, no compensation expense had been recognized for the fair values of such grants under APB 25.

Total stock-based compensation expense of $268,000 and $151,000 is included within ‘Compensation and benefits’ in the condensed consolidated statements of operations for the three months ended December 31, 2007 and 2006, respectively.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Stock Option Plans

Consistent with the valuation method for the disclosure-only provisions of SFAS No. 123, the Company uses the Black-Scholes-Merton model to value the compensation expense associated with stock-based awards under SFAS No. 123(R). In addition, forfeitures are estimated when recognizing compensation expense, and the estimate of forfeitures are adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and also impact the amount of compensation expense to be recognized in future periods.

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock options for the periods presented:

	Three Months Ended
	December 31, 2007	December 31, 2006
Stock option plans:
Expected stock price volatility	60%	87%
Expected dividend yield	0%	0%
Risk free interest rate	3.28%	4.56%
Average expected life (in years)	3.00	2.71

The expected stock price volatility rates are based on the historical volatility of the Company’s common stock. We do not pay dividends and do not expect to do so in the future. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the weighted average period of time that options or awards granted are expected to be outstanding, as calculated using the simplified method described in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.

The following is a summary of all option activity through December 31, 2007:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding at September 30, 2007	493,392	812,006	$6.70	3.78	$13,328,000

Granted	(46,693)	46,693	$28.03
Exercised		(75,580)	$4.20
Forfeited	27,080	(27,080)	$6.56
Expired	23,400	(23,400)	$4.75

Outstanding at December 31, 2007	497,179	732,639	$8.38	3.66	$14,300,000

Exercisable at December 31, 2007		600,995	$4.95	3.85	$13,274,000

We settle stock option exercises with newly issued shares of common stock. The total compensation cost not yet recognized of $1,384,000 (for non-vested awards) has a weighted average period of 2.14 years over which the compensation expense is expected to be recognized.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Restricted Stock Plan

The following is a summary of all restricted stock activity through December 31, 2007:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding at September 30, 2007	733,516	16,484	$21.97	2.70	$362,000

Granted	(54,103)	54,103	$26.87
Vested		—
Forfeited	—	—
Expired	—	—

Outstanding at December 31, 2007	679,413	70,587	$25.72	2.60	$1,905,000

The total compensation cost not yet recognized of $1,703,000 has a weighted average period of 2.6 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are not included in the Company’s total issued and outstanding common shares. These grants will be recorded in the total issued and outstanding shares as each vesting period is reached and the common shares are issued to the participants.

Note 14 – Basic and Diluted Earnings (Loss) per Share

Basic earnings per share have been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Options to purchase 81,380 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended December 31, 2007 because the exercise prices of these options exceeded the average market price of the common stock for the period and would have been anti-dilutive. No options to purchase shares of common stock or convertible subordinated notes payable which are convertible into common shares were considered in the calculation of diluted loss per share for the three months ended December 31, 2006 because of the anti-dilutive impact of the potential common shares, due to the net losses in 2006.

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented below.

	Three Months Ended
(In thousands)	December 31, 2007	December 31, 2006
Diluted earnings (loss) per share
Numerator:
Net income (loss)	$12,918	$(1,497)
Add: Interest on convertible debt, net of tax	357	—

Diluted net income (loss)	$13,275	$(1,497)

Denominator:
Weighted average number of:
Common shares outstanding	8,289	7,877
Dilutive potential common shares outstanding:
Share-based awards	586	—
Convertible debt	982	—

Diluted weighted-average shares	9,857	7,877

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required by SFAS No. 123 (R).

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The dilutive effect of convertible debt has been reflected in diluted net income per share by application of the if-converted method.

Note 15 – Taxes

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on October 1, 2007 and did not record any cumulative effect adjustment to retained earnings as a result of this adoption. The Company recognizes potential interest and penalties as a component of income tax expense.

The Company or its subsidiaries file income tax returns with the U.S. federal jurisdiction, various states, and various foreign jurisdictions. We are under review by the Internal Revenue Service (‘IRS’) for fiscal year 2006, the potential effect of which is not currently determinable. The Company is not subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for taxable years before 2004.

Note 16 – Segment Analysis

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

International Debt Capital Markets

The Company actively trades a wide variety of international debt instruments including both investment grade and higher yielding emerging market bonds with particular focus on smaller emerging market sovereign, corporate and bank bonds that trade worldwide on an over-the-counter basis. The Company also arranges international debt transactions and asset backed securitizations for issuers located primarily in emerging markets. These transactions include bond issues, syndicated loans, and asset backed securitizations, as well as forms of other negotiable debt instruments. The revenues, expenses, assets and liabilities relating to the Trust Certificate and Total Return Swap discussed in Note 6 are included in this segment.

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

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The Company records all of its physical commodities revenues on a gross basis. Operating revenues and losses from the Company’s commodities derivatives activities are recorded in ‘Net dealer inventory and investment gains’. All of the Company’s other businesses report their revenues on a net basis. Inventory for the commodities business is valued at the lower of cost or market value, under the provisions of ARB No. 43. The Company generally mitigates the price risk associated with commodities held in inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under GAAP. In such situations, unrealized gains in inventory are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP. As a result, the Company’s reported earnings from commodities trading are subject to significant volatility.

Asset Management

The asset management segment revenues include fees, commissions and other revenues received by the Company for management of third party assets and investment gains or losses on the Company’s investments in managed funds and proprietary accounts managed either by the Company’s investment managers or by independent investment managers.

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

Inter-segment revenues, charges, receivables and payables are eliminated between segments, except revenues and costs related to foreign currency transactions done at arm’s length by the foreign exchange trading business for the equity and debt trading business. The foreign exchange trading business competes for this business as it does for any other business. If its rates are not competitive the equity and debt trading businesses buy or sell their foreign currency through other market counter-parties. The profit or loss made by the foreign exchange trading business on these transactions is not quantifiable.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Information concerning operations in these segments of business is shown in accordance with SFAS No. 131 as follows:

	Three Months Ended
(In thousands)	December 31, 2007	December 31, 2006
Total revenues:
International equities market-making	$8,921	$5,835
International debt capital markets	1,099	870
Foreign exchange trading	6,299	2,596
Commodities trading	2,137,102	468,115
Asset management	6,727	2,039
Other	482	202

Total	$2,160,630	$479,657

Operating revenues:
International equities market-making	$8,921	$5,835
International debt capital markets	1,099	870
Foreign exchange trading	6,299	2,596
Commodities trading	18,540	(2,363)
Asset management	6,727	2,039
Other	482	202

Total	$42,068	$9,179

Net contribution (loss):
(Revenues less cost of sales, clearing and related expenses and variable trader bonus compensation):
International equities market-making	$4,403	$3,070
International debt capital markets	1,013	716
Foreign exchange trading	4,976	1,996
Commodities trading	17,252	(3,397)
Asset management	5,458	1,791

Total	$33,102	$4,176

Reconciliation of net contribution (loss) to income (loss) before income tax and minority interest:
Net contribution allocated to segments	$33,102	$4,176
Fixed costs not allocated to operating segments	11,183	6,233

Income (loss) before income tax and minority interest	$21,919	$(2,057)

	Balances as of
	December 31, 2007	September 30, 2007
Total assets:
International equities market-making	$43,102	$49,610
International debt capital markets	5,449	27,181
Foreign exchange trading	58,836	61,267
Commodities trading	185,912	166,735
Asset management	56,020	49,825
Other	1,565	6,589

Total	$350,884	$361,207

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the Company's control, including adverse changes in economic, political and market conditions, losses from the Company’s market-making and trading activities arising from counter-party failures and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of federal and state securities laws and the impact of changes in technology in the securities and commodities trading industries. Although the Company believes that its forward-looking statements are based upon reasonable assumptions regarding its business and future market conditions, there can be no assurances that the Company’s actual results will not differ materially from any results expressed or implied by the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any forward-looking statements are not guarantees of future performance.

Principal Activities

International Assets Holding Corporation and its subsidiaries (collectively “INTL” or “the Company”) form a financial services group focused on select international markets. The Company commits its capital and expertise to market-making and dealing in financial instruments, currencies and commodities, and to asset management. The Company's activities are divided into five reportable business segments - international equities market-making, international debt capital markets, foreign exchange trading, commodities trading and asset management.

The Company provides execution to its customers in the following products:

•	unlisted American Depository Receipts (“ADRs”) and common shares of more than 8,000 companies in over 20 countries

•	more than 100 currencies

•	base and precious metals, offering complete physical, hedging and investment solutions

The Company provides these services to a diverse group of wholesale customers including major investment banks, commercial banks, brokers, institutional investors, corporations, charities, non-governmental and governmental organizations throughout the world.

The Company originates, structures and places in the international and domestic capital markets a wide array of emerging market debt instruments, including complex asset backed securities, commercial loans, unsecured bonds and notes, and trade-related debt instruments used in cross-border trade finance and project finance transactions.

Through its asset management activities, the Company leverages its specialist expertise in its niche markets to provide institutional investors with unique investment products. All products share a similar philosophy of absolute return performance with low volatility and low correlation to the underlying markets. Included in this segment are investment gains and losses on the Company’s investments in managed funds and proprietary accounts managed by the Company’s investment managers.

Results of Operations

Set forth below is the Company’s discussion of the results of its operations for the fiscal quarters ended December 31, 2007 and 2006 (respectively ‘Q1 2008’ and ‘Q1 2007’).

The Company’s operating revenues for Q1 2008, discussed below, increased 358% to $42,068,000 from $9,179,000 for Q1 2007. Total non-interest expenses for Q1 2008 were $17,138,000, 76% higher than the $9,746,000 in Q1 2007, while interest expense increased by 102%, to $3,011,000 in Q1 2008 from $1,490,000 in Q1 2007. The Company’s net income increased from a net loss of $1,497,000 during Q1 2007 to net income of $12,918,000 during Q1 2008. Earnings before interest, taxes, depreciation, amortization and minority interest, adjusted for the change in unrealized market value gain in inventory (“Adjusted EBITDA”), reconciled to net income, increased by 102% from $4,181,000 for Q1 2007 to $8,427,000 for Q1 2008. These changes are discussed in more detail below.

As discussed in prior quarters, the requirements of accounting principles generally accepted in the U.S. (“GAAP”) to carry derivatives at fair market value but inventory at lower of cost or market value have a significant temporary impact on our reported earnings. In effect, under GAAP, offsetting gains and losses on inventory and derivatives are often recognized in different quarters. In prior quarters, reported GAAP earnings were reduced by rising commodity prices, which led to recognition of derivative losses but no recognition of inventory gains. However, in the current quarter, high average prices of lead during October and November 2007 and a sharp fall in the lead price in December 2007 had the following two positive results for reported GAAP earnings:

•	the recognition of gains on derivatives

•	the realization of gains on the sale of inventory that had been purchased and hedged in prior quarters

Management believes that GAAP accounting does not best reflect the economic results of the Company. Management assesses the Company’s performance on a marked-to-market basis (which is not consistent with GAAP). The best approximation of marked-to-market results is to take into account the change in any unrealized gains in inventory, which is valued at the lower of cost or market value for GAAP purposes. The value of the unrealized gain in commodities inventory at September 30, 2007 was $30,478,000. The value of the unrealized gain at December 31, 2007 was $14,170,000. There was thus a reduction in the unrealized gain during Q1 2008 of $16,308,000 (before any notional tax adjustment).

All of the Company’s other businesses are accounted for on a fair value basis. A comparison of profit and loss by business segment is not a useful guide to the relative economic performance of each business because of the differing accounting treatments.

The total revenues combine gross revenues from the sale of physical commodities and net revenues for all other activities. The Company’s management views ‘Operating revenues’, shown on the face of the Consolidated Statements of Operations and calculated by deducting cost of sales from total revenues, as a more meaningful number than total revenues because it reflects net revenues for all the Company’s businesses.

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

(Component percentages shown in the tables below may not add up to 100% due to rounding)

Operating revenues: The following table reflects the sources of the Company’s operating revenues as a percentage of the Company’s total operating revenues for Q1 2008 and Q1 2007.

(In thousands, except percentages)	Operating Revenues Q1 2008		Operating Revenues Q1 2007		% Change ‘07 - ‘08
International equities market-making	$8,921	21%	$5,835	64%	53%
International debt capital markets	1,099	3%	870	9%	26%
Foreign exchange trading	6,299	15%	2,596	28%	143%
Commodities trading	18,540	44%	(2,363)	(26)%	Not meaningful
Asset management	6,727	16%	2,039	22%	230%
Other	482	1%	202	2%	139%

Total Operating Revenues	$42,068	100%	$9,179	100%	358%

Net contribution: The Company utilizes net contribution to assess performance of the Company’s business segments. Net contribution consists of net operating revenues from each business activity, less direct clearing and clearing related charges and variable trader compensation but before the effects of any minority interests. The following table reflects the sources of the Company’s net contribution as a percentage of the Company’s total net contribution for Q1 2008 and Q1 2007.

(In thousands, except percentages)	Net Contribution Q1 2008		Net Contribution Q1 2007		% Change ‘07 - ‘08
International equities market-making	$4,403	13%	$3,070	74%	43%
International debt capital markets	1,013	3%	716	17%	41%
Foreign exchange trading	4,976	15%	1,996	48%	149%
Commodities trading	17,252	52%	(3,397)	(81)%	Not meaningful
Asset management	5,458	16%	1,791	43%	205%

Total Net Contribution	$33,102	100%	$4,176	100%	693%

Non-interest expenses: The following table reflects the principal components of the Company’s non-interest expenses as a percentage of the Company's total non-interest expenses in Q1 2008 and Q1 2007.

(In thousands, except percentages)	Non-interest Expenses Q1 2008		Non-interest Expenses Q1 2007		% Change ‘07 - ‘08
Compensation and benefits	$10,758	63%	$6,346	65%	70%
Clearing and related expenses	3,756	22%	2,105	22%	78%
Occupancy and equipment rental	408	2%	203	2%	101%
Professional fees	618	4%	272	3%	127%
Depreciation and amortization	257	1%	113	1%	127%
Business development	661	4%	284	3%	133%
Insurance	92	1%	66	1%	39%
Other	588	3%	357	4%	65%

Total Non-interest Expenses	$17,138	100%	$9,746	100%	76%

Adjusted EBITDA: The following table shows the Company’s earnings before interest, income taxes, depreciation, amortization and minority interest, adjusted for the change in unrealized gain in commodities inventory (“Adjusted EBITDA”), together with a reconciliation from net income (loss) for Q1 2008 and Q1 2007. Adjusted EBITDA is a financial measure that is not recognized by generally accepted accounting principles in the United States of America (“GAAP”).

Adjusted EBITDA should not be considered as an alternative to cash flow from operating activities or as an alternative to net income or as an indicator of the Company’s operating performance or as an alternative to any other measures of performance derived in accordance with GAAP. The Company has included this non-GAAP financial measure because it believes that it permits investors to make a more meaningful comparison of performance between periods presented. In addition, this non-GAAP measure is defined in certain of the Company’s loan covenants and is used by management and the Company’s lenders in evaluating the Company’s performance. During Q1 2008, there was a decrease of $16,308,000 in the unrealized fair market gain in commodities inventory, compared with an increase of $4,834,000 in Q1 2007. Adjusted EBITDA in Q1 2008 was 102% higher than in Q1 2007.

	Adjusted EBITDA
(In thousands, except percentages)	Q1 2008	Q1 2007
Net income (loss)	$12,918	$(1,497)
Minority interests	838	192
Income tax	8,163	(752)
Depreciation and amortization	257	113
Interest expense	3,011	1,490
Interest income	(452)	(199)
Change in unrealized fair market value gain in physical commodities inventory	(16,308)	4,834

Adjusted EBITDA	$8,427	$4,181

Net Income (Loss). The Company reported net income of $12,918,000 for Q1 2008, which equates to earnings of $1.56 per basic share and $1.35 per diluted share. This compares to a net loss of $1,497,000, or a net loss of $0.19 per basic and diluted share for Q1 2007. The reasons for the large change from a net loss in Q1 2007 to net income in Q1 2008 are a combination of the GAAP accounting requirement to value commodities inventory at the lower of cost or market value, a sharp fall in the price of lead during Q1 2008, and positive results from most of the Company’s businesses.

Total Revenues. The Company's total revenues were $2,160,630,000 for Q1 2008 compared to $479,657,000 for Q1 2007. Revenues for Q1 2008 include physical commodities sales of $2,123,819,000. Revenues for Q1 2007 include physical commodities sales of $476,046,000.

The Company believes that operating revenues, which are revenues after deduction of cost of goods sold, provide a more meaningful basis for assessing the Company’s performance. Operating revenues are discussed below.

Cost of Sales of Physical Commodities. The physical metals trading business is reported on a gross basis, showing sales and cost of sales separately. The cost of sales is the cost of commodities sold and delivered to customers and counterparties, including the cost of shipping, handling and storage. In Q1 2008 the cost of sales amounted to $2,118,562,000 and in Q1 2007 the cost of sales amounted to 470,478,000.

Operating Revenues. Total operating revenues increased by 358% from $9,179,000 in Q1 2007 to $42,068,000 in Q1 2008. During Q1 2008 the unrealized fair market value gains in physical commodities inventory were reduced by $16,308,000 and during Q1 2007 the unrealized gains increased by $4,834,000. The segmental results were as follows:

International equities market-making

Revenues in this segment consist principally of net trading revenue from market-making activities in American Depository Receipts traded in the over-the-counter (“OTC”) market. Revenues increased by 53% from $5,835,000 in Q1 2007 to $8,921,000 in Q1 2008. There was considerable volatility in the market during Q1 2008, in response to currency exchange rate and interest rate moves, resulting in very active market conditions and higher trade volumes.

International debt capital markets

Revenues in this segment consist of fee income for the arrangement, structuring and placement of debt instruments; and revenue from trading in fixed income securities and short term debt instruments. Revenues increased by 26% from $870,000 in Q1 2007 to $1,099,000 in Q1 2008. The composition of this segment’s revenues has changed over the course of fiscal 2007, as the focus of this business has shifted to arrangement, structuring and placement of debt instruments, and with the acquisition of INTL Gainvest. In Q1 2007, 99% of this segment’s operating revenue came from trading gains while 1% came in the form of fees. In Q1 2008, 1% came from trading gains and 99% came in the form of fees.

Foreign exchange trading

Revenues in this segment consist principally of net trading revenue derived from buying and selling foreign currencies on a spot basis, as principal, providing the Company’s customers access to and delivery of illiquid currencies of developing countries. Revenues increased by 143%, from $2,596,000 in Q1 2007 to $6,299,000 in Q1 2008. The increase in revenues was due to an expanded customer base and a significant increase in activity.

Commodities trading

Operating revenues in this segment consist principally of gross profit from the sale of physical commodities, gains and losses on derivative settlements and gains or losses on the change in net value of open derivative balances. The Company deals in precious metals and certain base metals. Operating revenues from commodities trading increased from a net loss of $2,363,000 in Q1 2007 to net revenue of $18,540,000 in Q1 2008.

The large increase in the Company’s earnings in this segment is mainly the result of the timing mismatches discussed above, under “Results of Operations”. On a marked-to-market basis, which is how management evaluates the business, the performance in Q1 2008 in this segment improved significantly over Q1 2007, as a result of increased customer activity and the sale of commodities that had been purchased at favorable prices.

Asset management

Operating revenues in this segment include fees, commissions and other revenues received for management by the Company of third party assets, and investment gains or losses on the Company’s investments in managed funds or proprietary accounts managed either by the Company’s investment managers or by independent investment managers.

Operating revenues from asset management in Q1 2008 were $6,727,000, compared with $2,039,000 in Q1 2007. Total third party assets under management at December 31, 2007 were approximately $1.8 billion (including approximately $16 million invested by the Company and $46 million invested by one of the Company’s principal shareholders in funds managed by the Company’s asset managers), compared with approximately $1.3 billion at September 30, 2007 and $506 million at December 31, 2006. Also included in the operating revenue of this segment are the gains in a segregated account managed by INTL Consilium that was valued at $10.9 million at December 31, 2007.

Net Contribution. Net contribution consists of operating revenues, less cost of sales, direct clearing and clearing related charges and variable trader compensation. Variable trader compensation is based on revenues determined on a marked-to-market basis. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. The net contribution allocated to the Company’s business segments is $33,102,000 for Q1 2008 compared to $4,176,000 for Q1 2007. Equity market-making revenues are stated before deduction of ADR conversion fees, while net contribution is stated after these fees.

Interest Expense. The Company’s interest expense was $3,011,000 for Q1 2008, compared to $1,490,000 for Q1 2007. The expense in Q1 2008 includes $480,000 of interest payable to holders of the Company’s senior subordinated convertible notes and $84,000 of convertible note issuance expense amortized and charged as interest.

Total Non-interest Expenses. The Company’s total non-interest expenses increased by 76% to $17,138,000 for Q1 2008 from $9,746,000 for Q1 2007. This increase was attributable to the expansion of the business – the Company had an average of 88 employees in Q1 2007, compared with an average of 177 employees in Q1 2008. The Company established or acquired offices in Dubai, Singapore, Hong Kong, Argentina, Brazil and Uruguay between Q1 2007 and Q1 2008. In addition, the improved performance of the Company’s business on a fully marked-to-market basis led to higher variable compensation.

Compensation and Benefits. The Company’s compensation and benefit expense increased 70% from $6,346,000 for Q1 2007 to $10,758,000 for Q1 2008. The increase was primarily a consequence of higher staff levels and improved performance, leading to increased variable compensation. The Company employed an average of 88 people in Q1 2007 and an average of 177 people in Q1 2008, an increase of 101%.

The Company adopted SFAS 123(R) with effect from October 1, 2006, using the “modified prospective” method. See Note 13 to the Company’s Condensed Consolidated Financial Statements for further details of the adoption of SFAS No. 123 (R) and its effect on net income and earnings per share.

Clearing and Related Expenses. Clearing and related expenses increased by 78% from $2,105,000 for Q1 2007 to $3,756,000 for Q1 2008. The total ADR conversion fees were $920,000 and $590,000 for Q1 2008 and Q1 2007, respectively. The increase in clearing and related expenses was primarily due to the increase in activity in the equity market-making business.

Other Non-Interest Expenses. Non-personnel and non-clearing expenses increased 103% from $1,295,000 in Q1 2007 to $2,624,000 in Q1 2008. The increase was primarily related to general expansion of the Company‘s business, in both activity and geographically.

Tax Expense. The Company recognized income tax expense of $8,163,000 for Q1 2008 compared with an income tax benefit of $752,000 for Q1 2007. The Company’s effective income tax rate applied was approximately 37% for Q1 2008 and for Q1 2007.

Minority Interest. The minority interest in the consolidated net income of the Company was $838,000 in Q1 2008 compared with $192,000 in Q1 2007. The minority interest represents the interests of the Company‘s joint venture partners in INTL Consilium and INTL Commodities DMCC.

Liquidity, Financial Condition and Capital Resources

The Company continuously reviews its overall capital needs to ensure that its capital base, both stockholders’ equity and debt, can appropriately support the anticipated capital needs of its operating subsidiaries.

At December 31, 2007, the Company had total equity capital of approximately $50 million, convertible subordinated notes of approximately $25 million, and bank loans of approximately $110 million.

A substantial portion of the Company’s assets are liquid. The majority of the assets consist of financial instruments, which fluctuate depending on the level of customer business. At December 31, 2007, approximately 80% of the Company’s assets consisted of cash, cash equivalents, receivables from brokers, dealers, clearing organization and customers, marketable financial instruments, and investments in managed funds. All assets are financed by the Company’s equity capital, subordinated convertible notes, bank loans, short-term borrowings from financial instruments sold, not yet purchased and other payables.

The Company’s assets and liabilities may vary significantly from period to period due to changing customer requirements, and economic and market conditions, as well as the growth of the Company. The Company’s total assets at December 31, 2007 and September 30, 2007, were $350,884,000 and $361,207,000, respectively. The Company’s operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory.

Approximately $22 million of the Company’s financial instruments owned and sold, not yet purchased, are exchangeable foreign equities and American Depository Receipts.

As of September 30, 2007 the Company had bank facilities of $185 million, of which $85 million was outstanding. At December 31, 2007 the Company’s aggregate bank facilities were $160 million, of which $110 million was outstanding. The $140 million one-year, renewable, revolving syndicated loan facility of the Company’s subsidiary, INTL Commodities, was reduced to $115 million, with the withdrawal of one of the original seven banks from the syndicate. As utilization of this facility increases, the Company expects to increase it by the addition of further banks to the syndicate.

INTL Trading, the Company’s broker-dealer subsidiary, is subject to the net capital requirements of the SEC and FINRA relating to liquidity and net capital levels. At December 31, 2007, INTL Trading had regulatory net capital of approximately $1,500,000, which was approximately $500,000 in excess of its minimum net capital requirement of $1,000,000.

The Company’s ability to receive distributions from INTL Trading is restricted by regulations of the SEC and FINRA. The Company's right to receive distributions from its subsidiaries is also subject to the rights of the subsidiaries’ creditors, including customers of INTL Trading. During the quarter INTL Trading paid dividends of $998,000 to the Company.

In September 2006 the Company completed a private placement of $27 million of 7.625% subordinated convertible notes (‘the Notes’), of which $25 million remain unconverted. The Notes mature in September 2011. They are convertible at any time at the option of the holders at $25.47 per share. The Notes contain customary anti-dilutive provisions. At the current conversion price, conversion would result in the issue of 981,547 new shares of common stock. The Company may require conversion at any time after March 22, 2008 if the dollar volume-weighted average share price exceeds 150% of the conversion price (or $38.21) for 20 out of any 30 consecutive trading days. Holders may redeem their Notes at par if the interest coverage ratio set forth in the Notes is less than 2.75 for the twelve-month period ending December 31, 2009. The Company may redeem the Notes at 110% of par on March 11, 2010.

The Company entered into an agreement on April 30, 2007 to acquire the Gainvest group of companies (“INTL Gainvest”) in South America. The Company will make a payment to the sellers on June 1, 2008 equal to 25% of the aggregate revenues of INTL Gainvest earned in the year to April 30, 2008; and a further payment on June 1, 2009 equal to 25% of the aggregate revenues of INTL Gainvest earned in the year to April 30, 2009. The revenues on which the 25% is calculated will be subject to a minimum threshold and a maximum ceiling of $3.7 million and $10 million in the first year and $5.5 million and $11 million in the second year, respectively. INTL Gainvest earned revenues of $3.8 million between May 1 and December 31, 2007, thus surpassing the threshold for the first year. The Company will thus make a payment to the sellers of INTL Gainvest of at least $957,000 on June 1, 2008. If INTL Gainvest continues to perform at the same rate, the payment due in June 2008 will be approximately $1.5 million.

Certain subsidiaries of the Company that are regulated in foreign jurisdictions are subject to minimum capital requirements. INTL Capital is regulated by the Dubai Financial Services Authority, in the United Arab Emirates, and is subject to a minimum capital requirement which at December 31, 2007, was approximately $500,000. The Company has invested $3.8 million in INTL Global Currencies (Asia) in order to meet the minimum capital requirements imposed by the Hong Kong Securities and Futures Commission.

The Company’s cash and cash equivalents increased from approximately $54 million at September 30, 2007 to approximately $57 million at December 31, 2007, a net increase of approximately $3 million. Net cash of $22 million was used in operating activities and net cash of $26 million was provided by financing activities, of which approximately $25 million was from banks and approximately $1 million from the exercise of stock options and tax benefits on stock options exercised. Less than $1 million was used in investing activities.

The Company is continuously evaluating opportunities to expand its business. Expansion of the Company’s activities will require funding and will have an effect on liquidity.

Critical Accounting Policies

The Company’s Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. The Company's significant accounting policies are described in the Summary of Significant Accounting Policies in the Consolidated Financial Statements set forth in the Company’s 10-K for the year ended September 30, 2007. The Company believes that of its significant accounting policies, those described below may, in certain instances, involve a high degree of judgment and complexity. These critical accounting policies may require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the Consolidated Financial Statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the financial statements. Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

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

See also Note 4 to the Condensed Consolidated Financial Statements, ‘Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk’.

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

Management believes that the volatility of earnings is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of the Company’s daily revenue, determined on a marked-to-market basis, during the three months to December 31, 2007.

In the Company’s securities market-making and trading activities, the Company maintains inventories of equity and debt securities. In the Company's commodities market-making and trading activities, the Company’s positions include physical inventories, forwards, futures and options. The Company’s commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. The Company monitors the aggregate position for each commodity in equivalent physical ounces or metric tons. The table below illustrates, for the three months ended December 31, 2007, the Company’s greatest gross, average gross, greatest net long, greatest net short and average net day-end positions by business segment.

	Three Months Ended December 31, 2007
(In thousands)	Greatest Gross	Average Gross	Greatest Net Long	Greatest Net Short	Average Net
Equity net of long and short	$13,847	$10,844	$7,673	$(3,406)	$2,266
Debt	5,231	3,161	3,741	n/a	2,993
Foreign Exchange	15,611	9,111	12,493	(4,487)	4,923
Commodities	17,397	10,921	17,397	(3,866)	9,942
Asset Management (Funds & Other Investment)	n/a	n/a	37,159	n/a	29,158

Item 4.	Controls and Procedures

In connection with the filing of this Form 10-Q, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2007. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As a result, there can be no assurance that a control system will succeed in preventing all possible instances of error and fraud. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the conclusions of the Company’s Chief Executive Officer and Chief Financial Officer are made at the “reasonable assurance” level.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not currently a party to any material legal proceedings. In light of the nature of the Company's activities, it is possible that the Company may be involved in material litigation in the future, and such litigation could have a material adverse impact on the Company and its financial condition and results of operations.

Item 1A.	Risk Factors

Information regarding risks affecting the Company appears in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that management currently considers to be non-material may in the future adversely affect the Company’s business, financial condition and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 29, 2007, the Company’s Board of Directors renewed the Company’s share repurchase authorization for an increased amount of $5,000,000 in shares of the Company’s common stock. No share repurchases occurred during the period ended December 31, 2007.

Item 6.	Exhibits

(31.1)	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

(31.2)	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

(32.1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ASSETS HOLDING CORPORATION

Date 2/11/2008	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date 2/11/2008	/s/ Brian T. Sephton
Brian T. Sephton
Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description

(31.1)	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

(31.2)	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

(32.1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.