Form 10-Q
period 2008-03-31
INTERNATIONAL ASSETS HOLDING CORP
filed 2008-05-12
CIK 913760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2008, there were 8,563,437 shares of the registrant’s common stock outstanding.

INTERNATIONAL ASSETS HOLDING CORPORATION

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except par value and share amounts)

	March 31, 2008	September 30, 2007
	(Unaudited)
ASSETS
Cash	$37,380	$36,017
Cash and cash equivalents deposited with brokers, dealers and clearing organization	14,948	17,662
Receivable from brokers, dealers and clearing organization	28,747	31,471
Receivable from customers	64,417	40,367
Financial instruments owned, at fair value	163,939	146,951
Physical commodities inventory, at cost	50,391	39,433
Trust certificates, at fair value	—	11,217
Prepaid income taxes	1,453	1,123
Investment in managed funds, at fair value	17,505	16,260
Deferred income taxes	70	5,603
Fixed assets and leasehold improvements, net	2,661	2,441
Intangible assets, net	723	817
Goodwill	8,676	7,339
Debt issuance costs, net	1,035	1,183
Other assets	6,665	3,323

Total assets	$398,610	$361,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$3,562	$5,173
Financial instruments sold, not yet purchased, at fair value	138,142	163,763
Payable to lenders under loans and overdrafts	109,144	85,094
Payable to brokers, dealers and clearing organization	24,299	14,516
Payable to customers	21,439	18,319
Accrued compensation and benefits	7,017	7,250
Income taxes payable	3,963	2,986
Deferred income taxes	4,289	—
Deferred acquisition consideration payable	1,337	—
Other long-term liabilities	577	549

	313,769	297,650
Convertible subordinated notes payable, net	24,929	24,911

Total liabilities	338,698	322,561

Commitments and contingencies (see Note 11)

Minority owners’ interest in consolidated entities	2,782	3,065

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 17,000,000 shares; issued and outstanding 8,548,162 shares at March 31, 2008 and 8,253,508 shares at September 30, 2007	85	83
Additional paid-in capital	39,282	36,619
Retained earnings (deficit)	17,841	(1,084)
Accumulated other comprehensive income	(78)	(37)

Total stockholders’ equity	57,130	35,581

Total liabilities and stockholders’ equity	$398,610	$361,207

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Revenues:
Sales of physical commodities	$3,481,425	$478,860	$5,605,244	$954,906
Net dealer inventory and investment gains (losses)	(877)	4,817	29,376	6,850
Asset management fees	3,926	1,578	8,603	2,761
Other	2,112	985	3,993	1,380

Total revenues	3,486,586	486,240	5,647,216	965,897
Cost of sales of physical commodities	3,454,087	471,457	5,572,650	941,935

Operating revenues	32,499	14,783	74,566	23,962
Interest expense	2,825	1,751	5,836	3,241

Net revenues	29,674	13,032	68,730	20,721

Non-interest expenses:
Compensation and benefits	11,252	7,378	22,010	13,724
Clearing and related expenses	3,742	2,516	7,498	4,621
Occupancy and equipment rental	457	301	864	504
Professional fees	672	601	1,290	873
Depreciation and amortization	276	127	533	240
Business development	654	320	1,316	604
Insurance	81	67	173	133
Other	1,709	442	2,296	799

Total non-interest expenses	18,843	11,752	35,980	21,498

Income (loss) before income tax and minority interest	10,831	1,280	32,750	(777)
Income tax expense (benefit)	4,335	469	12,498	(283)

Income (loss) before minority interest	6,496	811	20,252	(494)
Minority interest in income of consolidated entities	489	130	1,327	322

Net income (loss)	$6,007	$681	$18,925	$(816)

Earnings (loss) per share:
Basic	$0.71	$0.08	$2.26	$(0.10)

Diluted	$0.64	$0.08	$1.97	$(0.10)

Weighted average number of common shares outstanding:
Basic	8,437	8,026	8,362	7,951

Diluted	9,941	8,729	9,945	7,951

Net income (loss)	$6,007	$681	$18,925	$(816)
Other comprehensive loss	(41)	—	(41)	—

Total comprehensive income (loss)	$5,966	$681	$18,884	$(816)

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net income (loss)	$18,925	$(816)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	533	240
Deferred income taxes	9,824	(2,141)
Amortization of debt issuance costs and debt discount	166	179
Convertible debt interest settled in company stock upon partial conversion	—	29
Minority interest	2,115	322
Amortization of stock-based compensation expense	688	349
Unrealized investment gain from INTL Consilium managed funds	(1,245)	(509)
Changes in operating assets and liabilities:
Receivable from brokers, dealers and clearing organization	2,724	(471)
Receivable from customers	(34,747)	(8,258)
Financial instruments owned, at fair value	43,807	(38,542)
Physical commodities inventory, at cost	(10,958)	(11,092)
Prepaid income taxes	(330)	—
Other assets	(3,342)	(1,215)
Accounts payable and accrued expenses	(1,611)	882
Financial instruments sold, not yet purchased, at fair value	(3,707)	16,473
Payable to brokers, dealers and clearing organization	9,783	854
Payable to customers	(57,675)	7,202
Accrued compensation and benefits	(233)	200
Income taxes payable	977	342
Other liabilities	28	(80)

Net cash used in operating activities	(24,278)	(36,052)

Cash flows from investing activities:
Capital contribution of consolidated joint venture partner	—	2,000
Capital distribution of consolidated joint venture partner	(2,400)	(757)
Payments related to acquisition of INTL Global Currencies	—	(800)
Investment in managed funds	—	(13,500)
Purchase of fixed assets, leasehold improvements	(659)	(308)

Net cash used in investing activities	(3,059)	(13,365)

Cash flows from financing activities:
Payable to lenders under loans and overdrafts	24,050	36,363
Exercise of stock options	1,144	957
Income tax benefit on stock awards exercised	833	784

Net cash provided by financing activities	26,027	38,104

Effect of exchange rates on cash and cash equivalents	(41)	—

Net decrease in cash and cash equivalents	(1,351)	(11,313)
Cash and cash equivalents at beginning of period	53,679	38,029

Cash and cash equivalents at end of period	$52,328	$26,716

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,485	$2,556

Income taxes paid	$1,849	$731

Supplemental disclosure of non-cash investing and financing activities:
Additional goodwill in connection with acquisition	$1,337	$10

Conversion of subordinated notes to common stock, net of debt issuance costs of $112	$—	$1,888

Release of trust certificates	$11,217	$2,939

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation and Consolidation and Recent Accounting Pronouncements

International Assets Holding Corporation and its subsidiaries (collectively “INTL” or “the Company”) form a financial services group focused on select international markets. We commit our capital and expertise to market-making and dealing in financial instruments, currencies and commodities, and to asset management. The Company’s activities are divided into five functional areas—international equities market-making, international debt capital markets, foreign exchange trading, commodities trading and asset management.

Basis of Presentation and Consolidation

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

Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 as filed with the Securities and Exchange Commission.

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

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the potential impact of the adoption of FSP 142-3 will have on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS No. 161 on disclosures in our financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157. FSP 157-2 deferred the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. As a result of FSP 157-2, we will adopt SFAS 157 for our nonfinancial assets and nonfinancial liabilities beginning with the first interim period of our fiscal year 2010. We are currently evaluating the potential impact of the adoption of SFAS 157 for our nonfinancial assets and nonfinancial liabilities on our consolidated financial position, results of operations or cash flows.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

In December, 2007, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 110 (SAB 110). SAB 110 amends the SEC’s views discussed in Staff Accounting Bulletin No. 107 (SAB 107) regarding the use of the simplified method in developing estimates of the expected lives of share options in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). During 2007 the Company calculated the expected term of options granted using the simplified method in accordance with SAB 107. The simplified method was intended to be a temporary estimation technique and was to be phased out as more detailed information about exercise behavior became readily available. SAB 110 was effective for us beginning in the first quarter of 2008. Beginning in the second quarter of 2008, we estimate the expected term of options granted based on our historical experience with our employees’ exercise of stock options and other factors. The implementation of SAB 110 will not have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), Business Combinations. SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, and earlier adoption is prohibited. We will adopt SFAS No. 141(R) beginning October 1, 2009 and will change our accounting treatment for business combinations on a prospective basis for business combinations completed on or after that date.

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

Effective for the quarter ended December 31, 2007, the Company has elected to change its accounting policy related to netting of customer cash collateral balances against financial instruments where a right of setoff exists with the same counterparty under master netting agreements. The Company believes that it is preferable to net these balances against each other in order to better present the

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Company’s exposure related to financial instruments and customer balances. The balance sheet as of September 30, 2007 has been adjusted to reflect the netting of $60,795,000 in balances payable to customers representing cash collateral offset against financial instruments executed with the same counterparty under master netting agreements.

Note 3 – Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased, at Market Value

Financial instruments owned and financial instruments sold, not yet purchased, at March 31, 2008 and September 30, 2007 consisted of trading and investment financial instruments at market values as follows:

	March 31, 2008		September 30, 2007
(In thousands)	Owned	Sold, not yet purchased	Owned	Sold, not yet purchased
Common stock and ADR’s	$25,938	$3,207	$20,311	$10,312
Exchangeable foreign ordinary equities and ADR’s	13,195	13,191	30,017	30,129
Corporate and municipal bonds	3,996	—	9,435	—
Foreign government obligations	208	—	201	—
U.S. Treasury Bonds under total return swap transactions	—	—	—	21,914
Derivatives	66,338	54,993	66,755	72,582
Commodities	47,967	66,751	18,838	28,826
U.S. Government obligations	—	—	61	—
Mutual funds, proprietary securitized trusts and other	6,297	—	1,333	—

	$163,939	$138,142	$146,951	$163,763

Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements at March 31, 2008 at the fair values of the related financial instruments. The Company will incur losses if the market value of the financial instruments increases subsequent to March 31, 2008. The total of $138,142,000 at March 31, 2008 includes $54,993,000 for derivative contracts, which represent a liability to the Company based on their fair values as of March 31, 2008.

Listed below are the fair values of trading-related derivatives as of March 31, 2008 and September 30, 2007. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	March 31, 2008		September 30, 2007
(In thousands)	Assets	Liabilities	Assets	Liabilities
Equity index derivatives	$10	$—	$82	$—
Foreign exchange derivatives	497	—	28	—
Commodity price derivatives	65,831	54,993	66,645	72,582

	$66,338	$54,993	$66,755	$72,582

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The derivatives as of March 31, 2008 mature over fiscal years 2008 and 2009 as follows:

	Assets at March 31, 2008			Liabilities at March 31, 2008
(In thousands)	Total	Maturing in Fiscal 2008	Maturing in Fiscal 2009	Total	Maturing in Fiscal 2008	Maturing in Fiscal 2009
Equity index derivatives	$10	$10	$—	$—	$—	$—
Foreign exchange derivatives	497	497	—	—	—	—
Commodity price derivatives	65,831	62,848	2,983	54,993	53,126	1,867

	$66,338	$63,355	$2,983	$54,993	$53,126	$1,867

Commodity price derivatives:
Base metals	$17,970	$16,943	$1,027	$16,281	$15,800	$481
Precious metals	47,861	45,905	1,956	38,712	37,326	1,386

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

Note 5 – Physical Commodities Inventory

Physical commodities inventory is valued at the lower of cost or market value, determined using the specific identification weighted average price method. Commodities in process include commodities in the process of being recycled. The values of the Company’s inventory at March 31, 2008 and September 30, 2007 are shown below.

(In thousands)	March 31, 2008	September 30, 2007
Commodities in process	$14,944	$10,821
Finished commodities	35,447	28,612

	$50,391	$39,433

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

Note 7 – Goodwill

The Company acquired the specialist local markets securitization and asset management business of the Gainvest group of companies (“INTL Gainvest”) in May 2007. The Company is obligated to make a payment to the sellers on June 1, 2008 equal to 25% of the aggregate revenues of INTL Gainvest earned for the year ended April 30, 2008; and a further payment on June 1, 2009 equal to the aggregate revenues of INTL Gainvest earned during the year ended April 30, 2009. The revenues on which the 25% is calculated are subject to a minimum threshold and a maximum ceiling of $3.7 million and $10 million for the year ended April 30, 2008 and $5.5 million and $11 million for the year ended April 30, 2009, respectively. As of March 31, 2008, the aggregate revenues of INTL Gainvest since May 1, 2007 amounted to $5,347,000, exceeding the minimum threshold of $3.7 million for the year ended April 30, 2008. Accordingly, goodwill includes $1,337,000 which has been accrued as of March 31, 2008 relating to the payment due on June 1, 2008. The subsequent payment for the year ended April 30, 2009 will be recorded as additional goodwill if and when the future minimum revenue threshold is achieved.

Note 8 – Related Party Transactions

As of March 31, 2008, the Company has investments valued at $6,659,000 in two hedge funds managed by INTL Consilium, LLC (‘INTL Consilium’). The Company owns a 50.1% interest in INTL Consilium. The Company also has an investment valued at $10,846,000 in the INTL Trade Finance Fund Limited, a fund managed by the Company’s wholly-owned subsidiary, INTL Capital Limited. This fund invests primarily in global trade finance-related assets. These investments are included in ‘Investment in managed funds, at fair value’ on the balance sheet.

One of the Company’s principal shareholders has made an investment, valued at approximately $27,040,000 as of March 31, 2008, in a hedge fund managed by INTL Consilium. An executive of this shareholder is a director of the Company. This shareholder has given notice of its intention to redeem its investment during fiscal 2008.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Note 9 – Payable to Lenders under Loans and Overdrafts

As of March 31, 2008 the Company has four lines of credit under which the Company may borrow up to $160 million, subject to certain conditions. Interest expense related to the Company’s credit facilities was approximately $1,831,000 and $1,032,000 for the three months and $3,545,000 and $1,718,000 for the six months ended March 31, 2008 and 2007, respectively.

On May 2, 2007 the Company’s wholly-owned subsidiary, INTL Commodities, Inc. (‘INTL Commodities’) established a one-year, renewable, revolving syndicated loan facility under which INTL Commodities was originally entitled to borrow up to $140 million, subject to certain conditions. There were seven commercial banks that were the underlying lenders within the syndicate group. The loan proceeds are used to finance the activities of INTL Commodities and are secured by its inventory and receivables. On October 26, 2007 the maximum amount of the loan facility was reduced to $115 million when one of the seven original lenders left the syndicate. During the second quarter the maximum amount of the loan facility was further reduced to $100 million when another of the lenders left the syndicate. The interest rate for the facility depends on the ratio of borrowings to equity and ranges between 1.75% and 2.00% over the federal funds rate (2.61% at March 31, 2008) or over the LIBOR rate for the applicable term, at the Company’s election.

Effective March 5, 2008, the Company’s Dubai joint venture, INTL Commodities DMCC, established a demand facility under which it may borrow up to $15 million, subject to certain conditions. The facility is secured by inventory and receivables.

At March 31, 2008, the Company had two additional lines of credit with a commercial bank under which the Company may borrow up to $45 million, subject to certain conditions. One of these lines of credit is secured by certain of the Company’s assets. The interest rate terms for these facilities is 2.40% over the one-month London Interbank Offered Rates (‘LIBOR’) (approximately 2.70% at March 31, 2008).

At March 31, 2008, the Company had the following credit facilities and outstanding borrowings:

		March 31, 2008
Security	Maturity Date	Maximum Amount	Amount Outstanding
Certain foreign exchange assets	July 31, 2008	$20,000,000	$15,312,000
Unsecured	July 31, 2008	25,000,000	5,956,000
Certain commodities assets	On demand	15,000,000	9,776,000
Certain commodities assets	June 27, 2008 and on demand	100,000,000	78,100,000

		$160,000,000	$109,144,000

Note 10 – Convertible Subordinated Notes and Debt Issuance Costs

The Company had $25 million in aggregate principal amount of the Company’s senior subordinated convertible notes due 2011 (‘Notes’) outstanding as of March 31, 2008 and September 30, 2007. The Notes are general unsecured obligations of the Company and bear interest at the rate of 7.625% per annum, payable quarterly in arrears. Debt issuance costs are net of accumulated amortization of $459,000 and $311,000 at March 31, 2008 and September 30, 2007, respectively. Amortization charged to interest expense in the condensed consolidated statements of operations was $74,000 for the three months ended March 31, 2008 and 2007, and $148,000 and $154,000 for the six months ended March 31, 2008 and March 31, 2007, respectively.

The Notes are currently convertible by the holders into shares of common stock of the Company, at a conversion price of $25.47 per share. Effective March 22, 2008, if the dollar-volume weighted average price of the common stock exceeds, for any twenty out of thirty consecutive trading days, 150% of the conversion price of the Notes, the Company has the right to require the holders of the Notes to convert all or any portion of the Notes into shares of Common Stock at the then-applicable conversion price.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Commencing with the fiscal quarter ending on September 30, 2007, in the event that the Consolidated Interest Coverage Ratio for the 12 months preceding the end of any fiscal quarter is less than 2.0, the interest rate on the Notes will be increased by 2.0% to 9.625% per annum, effective as of the first day of the following fiscal quarter. Through the quarter ended March 31, 2008, no such increase has been necessary. Holders may redeem their Notes at par if the interest coverage ratio set forth in the Notes is less than 2.75 for the twelve-month period ending December 31, 2009.

The Company entered into a separate Registration Rights Agreement with the holders of the Notes, under which the Company was required to file with the U.S. Securities and Exchange Commission (‘the SEC’) a Registration Statement on Form S-3 within a specified period of time. The Registration Statement was declared effective by the SEC on October 24, 2006. The Company is required, under the Registration Rights Agreement, to maintain the effectiveness of the Registration Statement, failing which it could become liable to pay holders of the Notes liquidated damages of 1% of the value of the Notes upon a failure to maintain effectiveness of the Registration Statement, plus a further 1% for every 30 days that it remains ineffective thereafter, up to an aggregate maximum of 10% of the value of the Notes. At March 31, 2008 the Company was in compliance with its requirements under the Registration Rights Agreement.

Note 11 – Commitments and Contingencies

As discussed in Note 7 – Goodwill, the Company has a contingent liability relating to the acquisition of INTL Gainvest which will result in the payment of additional, but as yet undetermined, consideration in June 2008 and is likely to result in a further payment in June 2009. The payment due in June 2008 is expected to be approximately $1.5 million.

As discussed in Note 10 – Convertible Subordinated Notes and Related Debt Issuance Costs, the Notes may be converted into shares of common stock of the Company at any time by the holders. The Notes also contain a provision to increase the interest rate by 2%, subject to certain conditions measured on a quarterly basis.

As discussed in Note 15 – Taxes, we are currently under examination by the IRS for fiscal year 2006, the potential effect of which is currently not determinable.

Note 12 – Capital and Other Regulatory Requirements

Our wholly-owned subsidiary INTL Trading, Inc. (‘INTL Trading’) is a registered broker dealer and member of the Financial Industry Regulatory Authority (“FINRA”) and is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital, and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. Equity capital may not be withdrawn if the resulting net capital ratio would exceed 10 to 1. At March 31, 2008, INTL Trading’s net capital was $1.5 million, which was $500,000 in excess of its minimum requirement.

The Company has invested $3.8 million in one of its subsidiaries, INTL Global Currencies (Asia) Ltd., in order to meet the minimum capital requirements imposed by the Hong Kong Securities and Futures Commission. Another subsidiary, INTL Capital Limited (‘INTL Capital’), is regulated by the Dubai Financial Services Authority, in the United Arab Emirates, and is subject to a minimum capital requirement of approximately $500,000 as of March 31, 2008.

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

Stock-based compensation expense is included within ‘Compensation and benefits’ in the condensed consolidated statements of operations and totaled $421,000 and $198,000 for the three months and $688,000 and $349,000 for the six months ended March 31, 2008 and 2007, respectively.

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

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock options for the periods presented:

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Stock option plans:
Expected stock price volatility	61%	81%	60%	74%
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	2.55%	4.65%	3.25%	4.59%
Average expected life (in years)	2.80	0.91	2.99	1.99

The expected stock price volatility rates are based on the historical volatility of the Company’s common stock. We do not pay dividends and do not expect to do so in the future. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the estimated period of time that options or awards granted are expected to be outstanding, based on the Company’s historical share option exercise experience for similar option grants.

The following is a summary of all option activity through March 31, 2008:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Balances at September 30, 2007	493,392	812,006	$6.70	3.78	$13,328,000

Granted	(48,541)	48,541	$27.91
Exercised		(223,350)	$5.15
Forfeited	4,769	(4,769)	$19.44
Expired	23,400	(23,400)	$4.75

Balances at March 31, 2008	473,020	609,028	$8.93	3.65	$9,761,000

Exercisable at March 31, 2008		456,525	$4.86	3.98	$9,175,000

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

We settle stock option exercises with newly issued shares of common stock. The total compensation cost not yet recognized for non-vested awards of $970,000 has a weighted average period of 1.65 years over which the compensation expense is expected to be recognized.

Restricted Stock Plan

The following is a summary of all restricted stock activity through March 31, 2008:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Balances at September 30, 2007	733,516	16,484	$21.97	2.70	$362,000

Granted	(64,226)	64,226	$26.54
Vested		—
Forfeited	9,406	(9,406)	$26.34

Balances at March 31, 2008	678,696	71,304	$25.51	2.58	$1,780,000

The total compensation cost not yet recognized of $1,572,000 has a weighted average period of 2.58 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.

Note 14 – Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding. The following is a reconciliation of the numerator and denominator of the diluted net income (loss) per share computations for the periods presented below.

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Diluted earnings (loss) per share
Numerator:
Net income (loss)	$6,007	$681	$18,925	$(816)
Add: Interest on convertible debt, net of tax	352	—	708	—

Diluted net income (loss)	$6,359	$681	$19,633	$(816)

Denominator:
Weighted average number of:
Common shares outstanding	8,437	8,026	8,362	7,951
Dilutive potential common shares outstanding:
Share-based awards	522	703	601	—
Convertible debt	982	—	982	—

Diluted weighted-average shares	9,941	8,729	9,945	7,951

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required by SFAS No. 123 (R). The dilutive effect of convertible debt has been reflected in diluted net income per share by application of the if-converted method.

Options to purchase 117,028 and 67,500 shares of common stock for the three months ended March 31, 2008 and 2007, respectively, and 117,028 shares of common stock for the six months ended March 31, 2008 were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive. No convertible subordinated notes payable which are convertible into common shares were considered in the calculation of diluted loss per share for the three months and six months ended March 31, 2007 because they would have been anti-dilutive.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Note 15 – Taxes

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on October 1, 2007 and was not required to record any cumulative effect adjustment to retained earnings as a result of this adoption. The Company recognizes potential interest and penalties as a component of income tax expense.

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

Inter-segment revenues, charges, receivables and payables are eliminated between segments, except revenues and costs related to foreign currency transactions undertaken on an arm’s length basis by the foreign exchange trading business for the equity and debt trading business. The foreign exchange trading business competes for this business as it does for any other business. If its rates are not competitive the equity and debt trading businesses buy or sell their foreign currency through other market counter-parties. The profit or loss made by the foreign exchange trading business on these transactions is not quantifiable.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Information concerning operations in these segments of business is shown in accordance with SFAS No. 131 as follows:

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Total revenues:
International equities market-making	$8,495	$7,326	$17,416	$13,161
International debt capital markets	1,016	1,276	2,115	2,146
Foreign exchange trading	5,116	2,886	11,415	5,482
Commodities trading	3,465,968	471,410	5,603,070	939,525
Asset management	5,281	3,186	12,008	5,225
Other	710	156	1,192	358

Total	$3,486,586	$486,240	$5,647,216	$965,897

Operating revenues:
International equities market-making	$8,495	$7,326	$17,416	$13,161
International debt capital markets	1,016	1,276	2,115	2,146
Foreign exchange trading	5,116	2,886	11,415	5,482
Commodities trading	11,880	(47)	30,420	(2,410)
Asset management	5,281	3,186	12,008	5,225
Other	711	156	1,192	358

Total	$32,499	$14,783	$74,566	$23,962

Net contribution (loss):
(Revenues less cost of sales, clearing and related expenses and variable trader bonus compensation):
International equities market-making	$4,433	$3,865	$8,836	$6,935
International debt capital markets	916	975	1,929	1,691
Foreign exchange trading	3,595	2,271	8,571	4,267
Commodities trading	10,411	(868)	27,663	(4,265)
Asset management	4,452	2,780	9,910	4,571

Total	$23,807	$9,023	$56,909	$13,199

Reconciliation of net contribution (loss) to income (loss) before income tax and minority interest:
Net contribution allocated to segments	$23,807	$9,023	$56,909	$13,199
Fixed costs not allocated to operating segments	12,976	7,743	24,159	13,976

Income (loss) before income tax and minority interest	$10,831	$1,280	$32,750	$(777)

	Balances as of
	March 31, 2008	September 30, 2007
Total assets:
International equities market-making	$35,316	$49,610
International debt capital markets	11,074	27,181
Foreign exchange trading	57,622	61,267
Commodities trading	238,600	166,735
Asset management	48,291	49,825
Other	7,707	6,589

Total	$398,610	$361,207

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Principal Activities

International Assets Holding Corporation and its subsidiaries (collectively “INTL” or “the Company”) form a financial services group focused on select international markets. The Company commits its capital and expertise to market-making and dealing in financial instruments, currencies and commodities, and to asset management. The Company’s activities are divided into five reportable business segments - international equities market-making, international debt capital markets, foreign exchange trading, commodities trading and asset management.

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

The Company originates, structures and places in the international and domestic capital markets a wide array of emerging market debt instruments, including asset backed securities, commercial loans, unsecured bonds and notes, and trade-related debt instruments used in cross-border trade finance and project finance transactions.

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

Results of Operations

Set forth below is the Company’s discussion of the results of its operations for the fiscal quarters ended March 31, 2008 and 2007 (respectively ‘Q2 2008’ and ‘Q2 2007’), and the first six months of the fiscal years ending September 30, 2008 and 2007 (respectively ‘YTD 2008’ and ‘YTD 2007’)

The Company’s operating revenues for Q2 2008, discussed below, increased 120% to $32,499,000 from $14,783,000 for Q2 2007. Total non-interest expenses for Q2 2008 were $18,843,000, 60% higher than the $11,752,000 in Q2 2007, while interest expense increased by 61%, to $2,825,000 in Q2 2008 from $1,751,000 in Q2 2007. The Company’s net income increased from $681,000 during Q2 2007 to $6,007,000 during Q2 2008. Earnings before interest, taxes, depreciation, amortization and minority interest, adjusted for the change in unrealized market value gain in inventory (“Adjusted EBITDA”), reconciled to net income, increased by 231% from $4,698,000 for Q2 2007 to $15,567,000 for Q2 2008. These changes are discussed in more detail below.

As discussed in prior quarters, the requirements of accounting principles generally accepted in the U.S. (“GAAP”) to carry derivatives at fair market value but inventory at lower of cost or market value have a significant temporary impact on our reported earnings. Under GAAP, gains and losses on inventory and derivatives which are intended to be offsetting are often recognized in different quarters.

Management believes that GAAP accounting does not best reflect the economic results of the Company. Management assesses the Company’s performance on a marked-to-market basis, which is not consistent with GAAP. The Company attempts to approximate marked-to-market results by taking into account the change in any unrealized gains in inventory, which is valued at the lower of cost or market value for GAAP purposes. The value of the unrealized gain in commodities inventory at December 31, 2007 was $14,170,000. The value of the unrealized gain at March 31, 2008 was $16,464,000. There was thus an increase in the unrealized gain during Q2 2008 of $2,294,000, before any pro-forma adjustment for income taxes.

All of the Company’s other businesses are accounted for on a fair value basis. As a result of the differing treatments under GAAP, a comparison of profit and loss by business segment is not a useful guide to the relative economic performance of each business.

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

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

(Component percentages shown in the tables below may not add up to 100% due to rounding)

Operating revenues: The following table reflects the sources of the Company’s operating revenues as a percentage of the Company’s total operating revenues for Q2 2008 and Q2 2007.

	Operating Revenues		Operating Revenues		% Change
(In thousands, except percentages)	Q2 2008		Q2 2007		‘07 - ‘08
International equities market-making	$8,495	26%	$7,326	50%	16%
International debt capital markets	1,016	3%	1,276	9%	(20)%
Foreign exchange trading	5,116	16%	2,886	20%	77%
Commodities trading	11,880	37%	(47)	(0)%	Not meaningful
Asset management	5,281	16%	3,186	22%	66%
Other	711	2%	156	1%	356%

Total Operating Revenues	$32,499	100%	$14,783	100%	120%

Net contribution: The Company utilizes net contribution to assess performance of the Company’s business segments. Net contribution consists of net operating revenues from each business activity, less direct clearing and clearing related charges and variable trader compensation before the effects of any minority interests. The following table reflects the sources of the Company’s net contribution as a percentage of the Company’s total net contribution for Q2 2008 and Q2 2007.

	Net Contribution		Net Contribution		% Change
(In thousands, except percentages)	Q2 2008		Q2 2007		‘07 - ‘08
International equities market-making	$4,433	19%	$3,865	43%	15%
International debt capital markets	916	4%	975	11%	(6)%
Foreign exchange trading	3,595	15%	2,271	25%	58%
Commodities trading	10,411	44%	(868)	(10)%	Not meaningful
Asset management	4,452	19%	2,780	31%	60%

Total Net Contribution	$23,807	100%	$9,023	100%	164%

Non-interest expenses: The following table reflects the principal components of the Company’s non-interest expenses as a percentage of the Company’s total non-interest expenses in Q2 2008 and Q2 2007.

	Non-interest Expenses		Non-interest Expenses		% Change
(In thousands, except percentages)	Q2 2008		Q2 2007		‘07 - ‘08
Compensation and benefits	$11,252	60%	$7,378	63%	53%
Clearing and related expenses	3,742	20%	2,516	21%	49%
Occupancy and equipment rental	457	2%	301	3%	52%
Professional fees	672	4%	601	5%	12%
Depreciation and amortization	276	1%	127	1%	117%
Business development	654	3%	320	3%	104%
Insurance	81	0%	67	1%	21%
Other	1,709	9%	442	4%	287%

Total Non-interest Expenses	$18,843	100%	$11,752	100%	60%

Adjusted EBITDA: The following table shows the Company’s earnings before interest, income taxes, depreciation, amortization and minority interest, adjusted for the change in unrealized gain in commodities inventory (“Adjusted EBITDA”), together with a reconciliation from net income for Q2 2008 and Q2 2007. Adjusted EBITDA is a financial measure that is not recognized by GAAP.

Adjusted EBITDA should not be considered as an alternative to cash flow from operating activities or as an alternative to net income or as an indicator of the Company’s operating performance or as an alternative to any other measures of performance derived in accordance with GAAP. The Company has included this non-GAAP financial measure because it believes that it permits investors to make a more meaningful comparison of performance between periods presented. In addition, this non-GAAP measure is defined in certain of the Company’s loan covenants and is used by management and the Company’s lenders in evaluating the Company’s performance. During Q2 2008, there was an increase of $2,294,000 in the unrealized fair market gain in commodities inventory, compared with an increase of $1,688,000 in Q2 2007. Adjusted EBITDA in Q2 2008 was 231% higher than in Q2 2007.

	Adjusted EBITDA
(In thousands, except percentages)	Q2 2008	Q2 2007
Net income	$6,007	$681
Minority interests	489	130
Income tax	4,335	469
Depreciation and amortization	276	127
Interest expense	2,825	1,751
Interest income	(659)	(148)
Change in unrealized fair market value gain in physical commodities inventory	2,294	1,688

Adjusted EBITDA	$15,567	$4,698

Net Income. The Company reported net income of $6,007,000 for Q2 2008, which equates to earnings of $0.71 per basic share and $0.64 per diluted share. This compares to net income of $681,000, or earnings of $0.08 per basic and diluted share for Q2 2007. The increase is attributable to improved performances in the commodities trading, foreign exchange trading and asset management segments.

Total Revenues. The Company’s total revenues were $3,486,586,000 for Q2 2008 compared to $486,240,000 for Q2 2007. Revenues for Q2 2008 include physical commodities sales of $3,481,425,000. Revenues for Q2 2007 include physical commodities sales of $478,860,000.

The Company believes that operating revenues, which are revenues after deduction of cost of goods sold, provide a more meaningful basis for assessing the Company’s performance. Operating revenues are discussed below.

Cost of Sales of Physical Commodities. The physical metals trading business is reported on a gross basis, showing sales and cost of sales separately. The cost of sales is the cost of commodities sold and delivered to customers and counterparties, including the cost of shipping, handling and storage. In Q2 2008 the cost of sales amounted to $3,454,087,000 and in Q2 2007 the cost of sales amounted to $471,457,000.

Operating Revenues. Total operating revenues increased by 120% from $14,783,000 in Q2 2007 to $32,499,000 in Q2 2008. During Q2 2008 the unrealized fair market value gains in physical commodities inventory increased by $2,294,000 and during Q2 2007 the unrealized gains increased by $1,688,000. The segmental results were as follows:

International equities market-making

Revenues in this segment consist principally of net trading revenue from market-making activities in American Depository Receipts traded in the over-the-counter (“OTC”) market. Revenues increased by 16% from $7,326,000 in Q2 2007 to $8,495,000 in Q2 2008. There was considerable volatility in the market during Q2 2008, in response to material changes in currency exchange rates and interest rates, resulting in very active market conditions and higher trade volumes. These factors were partially offset by general nervousness in the equities markets during the same period, which had a slightly adverse effect on revenues in this segment.

International debt capital markets

Revenues in this segment consist of fee income for the arrangement, structuring and placement of debt instruments; and revenue from trading in fixed income securities and short term debt instruments. Revenues decreased by 20% from $1,276,000 in Q2 2007 to $1,016,000 in Q2 2008. The composition of this segment’s revenues changed over the course of fiscal 2007 and into 2008, as the focus of this business shifted to arrangement, structuring and placement of debt instruments along with the acquisition of INTL Gainvest. In Q2 2007, 48% of this segment’s operating revenue came from trading gains while 52% came in the form of fees. In Q2 2008, 4% came from trading gains and 96% came in the form of fees.

Foreign exchange trading

Revenues in this segment consist principally of net trading revenue derived from buying and selling foreign currencies on a spot basis, as principal, providing the Company’s customers access to and delivery of illiquid currencies of developing countries. Revenues increased by 77%, from $2,886,000 in Q2 2007 to $5,116,000 in Q2 2008. The increase in revenues was due to an expanded customer base and a corresponding increase in activity.

Commodities trading

Operating revenues in this segment consist principally of gross profit from the sale of physical commodities, gains and losses on derivative settlements and gains or losses on the change in net value of open derivative balances. The Company deals in precious metals and certain base metals. Operating revenues from commodities trading increased from a net loss of $47,000 in Q2 2007 to net revenue of $11,880,000 in Q2 2008.

The large increase in the Company’s operating revenues in this segment is mainly the result of the timing mismatches in the base metals business, discussed above under “Results of Operations”. The precious metals business generated $3,244,000 of operating revenues for the commodities trading segment in Q2 2008, while the base metals business generated $8,636,000. The corresponding numbers for Q2 2007 were $1,349,000 and a negative $1,396,000 respectively. The improved results in Q2 2008 were primarily due to increased customer activity arising from volatile markets.

Asset management

Operating revenues in this segment include fees, commissions and other revenues received for management by the Company of third party assets, and investment gains or losses on the Company’s investments in managed funds or proprietary accounts managed either by the Company’s investment managers or by independent investment managers.

Operating revenues from asset management in Q2 2008 were $5,281,000, compared with $3,186,000 in Q2 2007. Total third party assets under management at March 31, 2008 were approximately $2.2 billion (including approximately $16 million invested by the Company and $27 million invested by one of the Company’s principal shareholders in funds managed by the Company’s asset managers), compared with approximately $584 million at March 31, 2007. The increase in assets under management is primarily due to increased subscriptions in the funds under management by the Company as either advisor or sub-advisor. Also included in the operating revenue of this segment are the gains in a segregated account managed by INTL Consilium that was valued at $16 million at March 31, 2008.

Net Contribution. Net contribution consists of operating revenues, less cost of sales, direct clearing and clearing related charges and variable trader compensation. Variable trader compensation is based on revenues determined on a marked-to-market basis. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. The Company’s net contribution was $23,807,000 for Q2 2008 compared to $9,023,000 for Q2 2007. Equity market-making revenues are stated before deduction of ADR conversion fees, while net contribution is stated after these fees.

Interest Expense. The Company’s interest expense was $2,825,000 for Q2 2008, compared to $1,751,000 for Q2 2007. The increase is due to a higher level of bank debt and other financing used to support the Company’s business. The expense in Q2 2008 includes $475,000 of interest payable to holders of the Company’s senior subordinated convertible notes and $74,000 of convertible note issuance expense amortized and charged as interest.

Total Non-interest Expenses. The Company’s total non-interest expenses increased by 60% to $18,843,000 for Q2 2008 from $11,752,000 for Q2 2007. This increase was primarily attributable to the expansion of the business, including a substantial increase in the number of employees, the opening and acquisition of new offices in Hong Kong, Argentina, Brazil and Uruguay and higher variable compensation due to improved performance. The Company also recorded an increase in its provision for potential bad debts.

Compensation and Benefits. The Company’s compensation and benefit expense increased 53% from $7,378,000 for Q2 2007 to $11,252,000 for Q2 2008. The increase was primarily a consequence of higher staff levels and improved performance, leading to increased variable compensation. The Company employed an average of 96 people in Q2 2007 and an average of 184 people in Q2 2008, an increase of 92%.

The Company adopted SFAS 123(R) with effect from October 1, 2006, using the “modified prospective” method. See Note 13 to the Company’s Condensed Consolidated Financial Statements for further details of the adoption of SFAS No. 123 (R) and its effect on net income.

Clearing and Related Expenses. Clearing and related expenses increased by 49% from $2,516,000 for Q2 2007 to $3,742,000 for Q2 2008. The total ADR conversion fees were $625,000 and $497,000 for Q2 2008 and Q2 2007, respectively. The increase in clearing and related expenses was primarily due to the increase in activity in the equity market-making business.

Other Non-Interest Expenses. Other non-interest expenses increased 107% from $1,858,000 in Q2 2007 to $3,849,000 in Q2 2008. The increase for Q2 2008 was due in part to the establishment of a bad debt provision of $1,191,000 arising from the failure of a customer to meet its obligations under a contract with the Company. The total amount payable by the customer was $2,382,000. The Company has taken legal action to recover the amount owed. In the event that this is unsuccessful, the Company will incur an additional charge for any balance owed. The remaining increase in non-interest expenses primarily relates to the general expansion of the Company’s business, in both activity and geographically.

Tax Expense. The Company recognized income tax expense of $4,335,000 for Q2 2008 compared with $469,000 for Q2 2007. The Company’s effective income tax rate applied was approximately 40% for Q2 2008 and 37% for Q2 2007.

Minority Interest. The minority interest in the consolidated net income of the Company was $489,000 in Q2 2008 compared with $130,000 in Q2 2007. The minority interest primarily represents the interests of the Company’s joint venture partners in INTL Consilium and INTL Commodities DMCC.

Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007

(Component percentages shown in the tables below may not add up to 100% due to rounding)

Operating revenues: The following table reflects the sources of the Company’s operating revenues as a percentage of the Company’s total operating revenues for YTD 2008 and YTD 2007.

	Operating Revenues		Operating Revenues		% Change
(In thousands, except percentages)	YTD 2008		YTD 2007		‘07 - ‘08
International equities market-making	$17,416	23%	$13,161	55%	32%
International debt capital markets	2,115	3%	2,146	9%	(1)%
Foreign exchange trading	11,415	15%	5,482	23%	108%
Commodities trading	30,420	41%	(2,410)	(10)%	Not meaningful
Asset management	12,008	16%	5,225	22%	130%
Other	1,192	2%	358	1%	233%

Total Operating Revenues	$74,566	100%	$23,962	100%	211%

Net contribution: The Company utilizes net contribution to assess performance of the Company’s business segments. Net contribution consists of net operating revenues from each business activity, less direct clearing and clearing related charges and variable trader compensation before the effects of any minority interests. The following table reflects the sources of the Company’s net contribution as a percentage of the Company’s total net contribution for YTD 2008 and YTD 2007.

	Net Contribution		Net Contribution		% Change
(In thousands, except percentages)	YTD 2008		YTD 2007		‘07 - ‘08
International equities market-making	$8,836	16%	$6,935	53%	27%
International debt capital markets	1,929	3%	1,691	13%	14%
Foreign exchange trading	8,571	15%	4,267	32%	101%
Commodities trading	27,663	49%	(4,265)	(32)%	Not meaningful
Asset management	9,910	17%	4,571	35%	117%

Total Net Contribution	$56,909	100%	$13,199	100%	331%

Non-interest expenses: The following table reflects the principal components of the Company’s non-interest expenses as a percentage of the Company’s total non-interest expenses in YTD 2008 and YTD 2007.

	Non-interest Expenses		Non-interest Expenses		% Change
(In thousands, except percentages)	YTD 2008		YTD 2007		‘07 - ‘08
Compensation and benefits	$22,010	61%	$13,724	64%	60%
Clearing and related expenses	7,498	21%	4,621	21%	62%
Occupancy and equipment rental	864	2%	504	2%	71%
Professional fees	1,290	4%	873	4%	48%
Depreciation and amortization	533	1%	240	1%	122%
Business development	1,316	4%	604	3%	118%
Insurance	173	0%	133	1%	30%
Other	2,296	6%	799	4%	187%

Total Non-interest Expenses	$35,980	100%	$21,498	100%	67%

Adjusted EBITDA: The following table shows the Company’s Adjusted EBITDA, together with a reconciliation from net income (loss) for YTD 2008 and YTD 2007. During YTD 2008, there was a decrease of $14,014,000 in the unrealized fair market gain in commodities inventory, compared with an increase of $6,522,000 in YTD 2007. Adjusted EBITDA in YTD 2008 was 170% higher than in YTD 2007.

	Adjusted EBITDA
(In thousands, except percentages)	YTD 2008	YTD 2007
Net income (loss)	$18,925	$(816)
Minority interests	1,327	322
Income tax	12,498	(283)
Depreciation and amortization	533	240
Interest expense	5,836	3,241
Interest income	(1,111)	(347)
Change in unrealized fair market value gain in physical commodities inventory	(14,014)	6,522

Adjusted EBITDA	$23,994	$8,879

Net Income (Loss). The Company reported net income of $18,925,000 for YTD 2008, which equates to earnings of $2.26 per basic share and $1.97 per diluted share. This compares to a net loss of $816,000, or a net loss of $0.10 per basic and diluted share for YTD 2007. The reasons for the large change from a net loss in YTD 2007 to net income in YTD 2008 are a combination of the GAAP accounting requirement to value commodities inventory at the lower of cost or market value, a sharp fall in the price of lead during YTD 2008, and positive results from most of the Company’s business segments.

Total Revenues. The Company’s total revenues were $5,647,216,000 for YTD 2008 compared to $965,897,000 for YTD 2007. Revenues for YTD 2008 include physical commodities sales of $5,605,244,000. Revenues for YTD 2007 include physical commodities sales of $954,906,000.

The Company believes that operating revenues, which are revenues after deduction of cost of goods sold, provide a more meaningful basis for assessing the Company’s performance. Operating revenues are discussed below.

Cost of Sales of Physical Commodities. The physical metals trading business is reported on a gross basis, showing sales and cost of sales separately. The cost of sales is the cost of commodities sold and delivered to customers and counterparties, including the cost of shipping, handling and storage. In YTD 2008 the cost of sales amounted to $5,572,650,000 and in YTD 2007 the cost of sales amounted to $941,935,000.

Operating Revenues. Total operating revenues increased by 211% from $23,962,000 in YTD 2007 to $74,566,000 in YTD 2008. During YTD 2008 the unrealized fair market value gains in physical commodities inventory were reduced by $14,014,000 and during YTD 2007 the unrealized gains increased by $6,522,000. The segmental results were as follows:

International equities market-making

Revenues in this segment consist principally of net trading revenue from market-making activities in American Depository Receipts traded in the over-the-counter (“OTC”) market. Revenues increased by 32% from $13,161,000 in YTD 2007 to $17,416,000 in YTD 2008. There was considerable volatility in the market during YTD 2008, in response to significant changes in currency exchange rates and interest rates, resulting in very active market conditions and higher trading volumes.

International debt capital markets

Revenues in this segment consist of fee income for the arrangement, structuring and placement of debt instruments; and revenue from trading in fixed income securities and short term debt instruments. Revenues decreased by 1% from $2,146,000 in YTD 2007 to $2,115,000 in YTD 2008. The composition of this segment’s revenues has changed over the course of fiscal 2007 and into 2008, as the focus of this business shifted to arrangement, structuring and placement of debt instruments along with the acquisition of INTL Gainvest. In YTD 2007, 68% of this segment’s operating revenue came from trading gains while 32% came in the form of fees. In YTD 2008, 6% came from trading gains and 94% came in the form of fees.

Foreign exchange trading

Revenues in this segment consist principally of net trading revenue derived from buying and selling foreign currencies on a spot basis, as principal, providing the Company’s customers access to and delivery of illiquid currencies of developing countries. Revenues increased by 108%, from $5,482,000 in YTD 2007 to $11,415,000 in YTD 2008. The increase in revenues was due to an expanded customer base and a significant increase in activity.

Commodities trading

Operating revenues in this segment consist principally of gross profit from the sale of physical commodities, gains and losses on derivative settlements and gains or losses on the change in net value of open derivative balances. The Company deals in precious metals and certain base metals. Operating revenues from commodities trading increased from a net loss of $2,410,000 in YTD 2007 to net revenue of $30,420,000 in YTD 2008. The precious metals business generated $3,597,000 of operating revenues for the commodities trading segment, while the base metals business generated $26,823,000. The corresponding numbers for YTD 2007 were $2,853,000 and a negative $5,263,000 respectively.

The large increase in the Company’s earnings in this segment is mainly the result of the timing mismatches discussed above, under “Results of Operations”. On a marked-to-market basis, which is how management evaluates the business, the performance in YTD 2008 improved significantly over YTD 2007 as a result of increased customer activity and the sale of commodities that had been purchased at favorable prices.

Asset management

Operating revenues in this segment include fees, commissions and other revenues received for management by the Company of third party assets, and investment gains or losses on the Company’s investments in managed funds or proprietary accounts managed either by the Company’s investment managers or by independent investment managers.

Operating revenues increased by 130% from $5,225,000 in YTD 2007 to $12,008,000 in YTD 2008. Total third party assets under management at March 31, 2008 were approximately $2.2 billion (including approximately $16 million invested by the Company and $27 million invested by one of the Company’s principal shareholders in funds managed by the Company’s asset managers), compared with approximately $1.3 billion at September 30, 2007 and $584 million at March 31, 2007. The increase in assets under management is primarily due to increased subscriptions in the funds under management by the Company as either advisor or sub-advisor. Also included in the operating revenue of this segment are the gains in a segregated account managed by INTL Consilium that was valued at $16 million at March 31, 2008.

Net Contribution. Net contribution consists of operating revenues, less cost of sales, direct clearing and clearing related charges and variable trader compensation. Variable trader compensation is based on revenues determined on a marked-to-market basis. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. The Company’s net contribution was $56,909,000 for YTD 2008 compared to $13,199,000 for YTD 2007. Equity market-making revenues are stated before deduction of ADR conversion fees, while net contribution is stated after these fees.

Interest Expense. The Company’s interest expense was $5,836,000 for YTD 2008, compared to $3,241,000 for YTD 2007. The increase is due to a higher level of bank debt and other financing used to support the Company’s business. The expense in YTD 2008 includes $955,000 of interest payable to holders of the Company’s senior subordinated convertible notes and $147,000 of convertible note issuance expense amortized and charged as interest.

Total Non-interest Expenses. The Company’s total non-interest expenses increased by 67% from $21,498,000 for YTD 2007 to $35,980,000 for YTD 2008. This increase was primarily attributable to the expansion of the business , including a substantial increase in the number of employees, the opening and acquisition of new offices in Hong Kong, Argentina, Brazil and Uruguay and higher variable compensation due to improved performance. The Company also recorded an increase in its provision for potential bad debts.

Compensation and Benefits. The Company’s compensation and benefit expense increased 60% from $13,724,000 for YTD 2007 to $22,010,000 for YTD 2008. The increase was primarily a consequence of higher staff levels and improved performance, leading to increased variable compensation. The Company employed an average of 96 people in YTD 2007 and an average of 182 people in YTD 2008, an increase of 90%.

The Company adopted SFAS 123(R) with effect from October 1, 2006, using the “modified prospective” method. See Note 13 to the Company’s Condensed Consolidated Financial Statements for further details of the adoption of SFAS No. 123 (R) and its effect on net income.

Clearing and Related Expenses. Clearing and related expenses increased by 62% from $4,621,000 for YTD 2007 to $7,498,000 for YTD 2008. The total ADR conversion fees were $1,545,000 and $1,087,000 for YTD 2008 and YTD 2007, respectively. The increase in clearing and related expenses was primarily due to the increase in activity in the equity market-making business.

Other Non-Interest Expenses. Non-personnel and non-clearing expenses increased 105% from $3,153,000 in YTD 2007 to $6,472,000 in YTD 2008. The increase for YTD 2008 was due in part to the establishment of a bad debt provision of $1,191,000 arising from the failure of a customer to meet its obligations under a contract with the Company. The total amount payable by the customer was $2,382,000. The Company has taken legal action to recover the amount owed. In the event that this is unsuccessful, the Company will incur an additional charge for the balance owed. The remaining increase in non-interest expenses primarily relates to the general expansion of the Company’s business, in both activity and geographically.

Tax Expense. The Company recognized income tax expense of $12,498,000 for YTD 2008 compared with an income tax benefit of $283,000 for YTD 2007. The Company’s effective income tax rate applied was approximately 38% for YTD 2008 and 36% for YTD 2007.

Minority Interest. The minority interest in the consolidated net income of the Company was $1,327,000 in YTD 2008 compared with $322,000 in YTD 2007. The minority interest primarily represents the interests of the Company’s joint venture partners in INTL Consilium and INTL Commodities DMCC.

Liquidity, Financial Condition and Capital Resources

The Company continuously reviews its overall capital needs to ensure that its capital base, both stockholders’ equity and debt, can appropriately support the anticipated capital needs of its operating subsidiaries.

At March 31, 2008, the Company had total equity capital of approximately $57 million, convertible subordinated notes of approximately $25 million, and bank loans of approximately $109 million.

A substantial portion of the Company’s assets are liquid. The majority of the assets consist of financial instruments, which fluctuate depending on the level of customer business. At March 31, 2008, approximately 82% of the Company’s assets consisted of cash, cash equivalents, receivables from brokers, dealers, clearing organization and customers, marketable financial instruments, and investments in managed funds. All assets are financed by the Company’s equity capital, subordinated convertible notes, bank loans, short-term borrowings from financial instruments sold, not yet purchased, metals leases and other payables.

The Company’s assets and liabilities may vary significantly from period to period due to changing customer requirements, and economic and market conditions, as well as the growth of the Company. The Company’s total assets at March 31, 2008 and September 30, 2007, were $398,610,000 and $361,207,000, respectively. The Company’s operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory.

Approximately $13.2 million of exchangeable foreign ordinary equities and ADR’s are included within financial instruments owned and financial instruments sold, not yet purchased, respectively, on the Company’s consolidated balance sheet at March 31, 2008.

At March 31, 2008 the Company had established bank facilities under which the Company could borrow up to a maximum of $160 million, subject to certain conditions. At March 31, 2008, the total outstanding under all of these facilities was $109 million.

The Company’s largest bank facility is a one-year revolving syndicated loan facility for the Company’s wholly-owned subsidiary, INTL Commodities, Inc. (“INTL Commodities”). When the facility was established in May 2007, INTL Commodities was entitled to borrow up to $140 million under this facility, subject to certain conditions. There were seven commercial banks that were the underlying lenders within the syndicate group. Since that time, the maximum amount of the loan facility has been reduced to $100 million due to the decrease in the number of members in the syndicate. This facility is currently scheduled to expire on June 27, 2008. The Company expects to renew the facility.

The bank facilities at March 31, 2008 included a new facility of $15 million in the Company’s Dubai joint venture, INTL Commodities DMCC.

INTL Trading, the Company’s broker-dealer subsidiary, is subject to the net capital requirements of the SEC and FINRA relating to liquidity and net capital levels. At March 31, 2008, INTL Trading had regulatory net capital of $1.5 million, which was approximately $500,000 in excess of its minimum net capital requirement.

The Company’s ability to receive distributions from INTL Trading is restricted by regulations of the SEC and FINRA. The Company’s right to receive distributions from its subsidiaries is also subject to the rights of the subsidiaries’ creditors, including customers of INTL Trading. INTL Trading paid dividends to the Company of $1,497,000 and $2,495,000 for Q2 2008 and YTD 2008, respectively.

In September 2006 the Company completed a private placement of $27 million of 7.625% subordinated convertible notes (‘the Notes’), of which $25 million remain outstanding and unconverted. The Notes mature in September 2011. They are convertible at any time at the option of the holders at $25.47 per share. The Notes contain customary anti-dilutive provisions. At the current conversion price, conversion would result in the issuance of 981,547 new shares of common stock. Effective March 22, 2008, the Company may require conversion at any time if the dollar volume-weighted average share price exceeds 150% of the conversion price (or $38.21) for 20 out of any 30 consecutive trading days. Holders may redeem their Notes at par if the interest coverage ratio set forth in the Notes is less than 2.75 for the twelve-month period ending December 31, 2009. The Company may redeem the Notes at 110% of par on March 11, 2010.

The Company entered into an agreement on April 30, 2007 to acquire the Gainvest group of companies (“INTL Gainvest”) in South America. The Company is obligated to make a payment to the sellers on June 1, 2008 equal to 25% of the aggregate revenues of INTL Gainvest earned for the year ended April 30, 2008; and a further payment on June 1, 2009 equal to 25% of the aggregate revenues of INTL Gainvest earned in the year ended April 30, 2009. The revenues on which the 25% is calculated will be subject to a minimum threshold and a maximum ceiling of $3.7 million and $10 million for the year ended April 30, 2008 and $5.5 million and $11 million for the year ended April 30, 2009, respectively. INTL Gainvest earned revenues of $5.3 million between May 1, 2007 and March 31, 2008, surpassing the threshold for the first year. The Company will make a payment to the sellers of INTL Gainvest of at least $1.3 million on June 1, 2008. If INTL Gainvest continues to perform at the same rate, the payment due in June 2008 will be approximately $1.5 million. This amount will be paid from existing resources of the Company.

Certain subsidiaries of the Company that are regulated in foreign jurisdictions are subject to minimum capital requirements. INTL Capital is regulated by the Dubai Financial Services Authority, in the United Arab Emirates, and is subject to a minimum capital requirement which at March 31, 2008, was approximately $500,000. The Company has invested $3.8 million in INTL Global Currencies (Asia) in order to meet the minimum capital requirements imposed by the Hong Kong Securities and Futures Commission.

The Company’s cash and cash equivalents decreased from approximately $53.7 million at September 30, 2007 to approximately $52.3 million at March 31, 2008, a net decrease of approximately $1.4 million. Net cash of $24.3 million was used in operating activities and net cash of $26 million was provided by financing activities, of which approximately $24 million was from banks and approximately $2 million from the exercise of stock options and tax benefits on stock options exercised. $3.1 million was used in investing activities.

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

The application of the valuation process for financial instruments and foreign currencies is critical because these items represent a significant portion of the Company’s total assets. The accuracy of the valuation process allows the Company to report accurate financial information. Valuations for substantially all of the financial instruments held by the Company are available from independent publishers of market information. The valuation process may involve estimates and judgments in the case of certain financial instruments. Given the wide availability of pricing information, the high degree of liquidity of the majority of the Company’s assets, and the relatively short periods for which they are typically held in inventory, there is insignificant sensitivity to changes in estimates and insignificant risk of changes in estimates having a material effect on the Company. The basis for estimating the valuation of any financial instruments has not undergone any change.

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

Revenue on commodities that are purchased for physical delivery to customers and that are not readily convertible into cash is recognized at the point in time when the commodity has been shipped, title and risk of loss has been transferred to the customer, and the following conditions have been met: persuasive evidence of an arrangement exists, the price is fixed and determinable, and collectability of the resulting receivable is reasonably assured.

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

Management believes that the volatility of earnings is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of the Company’s daily revenue, determined on a marked-to-market basis, during the six months ended March 31, 2008.

In the Company’s securities market-making and trading activities, the Company maintains inventories of equity and debt securities. In the Company’s commodities market-making and trading activities, the Company’s positions include physical inventories, forwards, futures and options. The Company’s commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. The Company monitors the aggregate position for each commodity in equivalent physical ounces or metric tons. The table below illustrates, for the six months ended March 31, 2008, the Company’s greatest gross, average gross, greatest net long, greatest net short and average net day-end positions by business segment.

	Six Months Ended March 31, 2008
(In thousands)	Greatest Gross	Average Gross	Greatest Net Long	Greatest Net Short	Average Net
Equity net of long and short	$19,053	$10,858	$8,641	$(3,406)	$2,443
Debt	7,214	3,586	6,976	n/a	3,244
Foreign Exchange	15,846	9,747	12,493	(4,487)	5,632
Commodities	28,390	8,932	28,168	(23,136)	4,103
Asset Management (Funds & Other Investment)	n/a	n/a	50,142	n/a	32,027

Item 4.	Controls and Procedures

In connection with the filing of this Form 10-Q, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is currently a party to legal proceedings that are in the ordinary course of business and are not expected to have any material adverse impact on the Company. In light of the nature of the Company’s activities, it is possible that the Company may be involved in other material litigation in the future, and such litigation could have a material adverse impact on the Company and its financial condition and results of operations.

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

On November 29, 2007, the Company’s Board of Directors renewed the Company’s share repurchase authorization for an increased amount of $5,000,000 in shares of the Company’s common stock. No share repurchases have occurred since the date of the authorization.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on March 13, 2008. The shareholders elected the following seven persons to serve as directors: Diego J. Veitia, Sean M. O’Connor, Scott J. Branch, Robert A. Miller, John Radziwill, Justin R. Wheeler and John M. Fowler. The shareholders also ratified the appointment of Rothstein, Kass & Company, P.C. as the Company’s independent registered public accounting firm for the Company’s fiscal year ending September 30, 2008.

The numbers of shares voted with respect to each matter considered at the annual meeting were as follows:

Election of Directors	Votes For	Votes Withheld
Diego J. Veitia	7,171,629	29,440
Sean M. O’Connor	7,172,929	28,140
Scott J. Branch	7,166,593	34,476
Robert A. Miller	7,164,993	36,076
John Radziwill	7,171,307	29,762
Justin R. Wheeler	7,172,924	28,145
John M. Fowler	7,173,307	27,762

Ratification of Rothstein, Kass & Company, P.C. as auditors	Votes For	Votes Against	Votes Withheld
	7,171,564	22,613	6,889

Item 6.	Exhibits

(31.1)	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

(31.2)	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

(32.1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ASSETS HOLDING CORPORATION

Date May 12, 2008	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date May 12, 2008	/s/ Brian T. Sephton
Brian T. Sephton
Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description
(31.1)	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

(31.2)	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

(32.1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.