Form 10-Q
period 2008-06-30
INTERNATIONAL ASSETS HOLDING CORP
filed 2008-08-11
CIK 913760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 8, 2008, there were 8,586,462 shares of the registrant’s common stock outstanding.

INTERNATIONAL ASSETS HOLDING CORPORATION

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except par value and share amounts)

	June 30, 2008	September 30, 2007
	(Unaudited)
ASSETS
Cash	$48,517	$36,017
Cash and cash equivalents deposited with brokers, dealers and clearing organization	18,153	17,662
Receivable from brokers, dealers and clearing organization	25,703	31,471
Receivable from customers, net	55,786	40,367
Financial instruments owned, at fair value	263,586	146,951
Physical commodities inventory, at cost	67,816	39,433
Trust certificates, at fair value	—	11,217
Prepaid income taxes	—	1,123
Investment in managed funds, at fair value	11,891	16,260
Deferred income taxes	840	5,603
Fixed assets and leasehold improvements, net	2,751	2,441
Intangible assets, net	677	817
Goodwill	8,764	7,339
Debt issuance costs, net	961	1,183
Other assets	6,204	3,323

Total assets	$511,649	$361,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$4,786	$5,173
Financial instruments sold, not yet purchased, at fair value	197,184	163,763
Payable to lenders under loans and overdrafts	123,021	85,094
Payable to brokers, dealers and clearing organization	46,802	14,516
Payable to customers	24,730	18,319
Accrued compensation and benefits	7,730	7,250
Income taxes payable	1,839	2,986
Deferred income taxes	5,449	—
Other long-term liabilities	521	549

	412,062	297,650
Convertible subordinated notes payable, net	24,939	24,911

Total liabilities	437,001	322,561

Commitments and contingencies (see Note 11)

Minority owners’ interest in consolidated entities	10,139	3,065

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 17,000,000 shares; issued and outstanding 8,570,753 shares at June 30, 2008 and 8,253,508 shares at September 30, 2007	85	83
Additional paid-in capital	39,753	36,619
Retained earnings (deficit)	24,639	(1,084)
Accumulated other comprehensive income	32	(37)

Total stockholders’ equity	64,509	35,581

Total liabilities and stockholders’ equity	$511,649	$361,207

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues:
Sales of physical commodities	$5,740,520	$1,408,433	$11,345,764	$2,363,340
Net dealer inventory and investment gains (losses)	22,469	(869)	51,845	5,981
Asset management fees	4,249	2,723	12,852	5,484
Other	2,444	1,048	6,437	2,427

Total revenues	5,769,682	1,411,335	11,416,898	2,377,232
Cost of sales of physical commodities	5,738,727	1,401,847	11,311,377	2,343,782

Operating revenues	30,955	9,488	105,521	33,450
Interest expense	2,415	2,459	8,251	5,700

Net revenues	28,540	7,029	97,270	27,750

Non-interest expenses:
Compensation and benefits	10,024	7,139	32,033	20,863
Clearing and related expenses	3,651	3,194	11,690	8,091
Occupancy and equipment rental	455	289	1,319	793
Professional fees	827	665	1,576	1,262
Depreciation and amortization	285	202	818	442
Business development	913	627	2,229	1,231
Insurance	120	87	293	221
Other	660	516	2,956	1,314

Total non-interest expenses	16,935	12,719	52,914	34,217

Income (loss) before income tax and minority interest	11,605	(5,690)	44,356	(6,467)
Income tax expense (benefit)	4,642	(2,043)	17,140	(2,326)

Income (loss) before minority interest	6,963	(3,647)	27,216	(4,141)
Minority interest in income of consolidated entities	165	95	1,493	417

Net income (loss)	$6,798	$(3,742)	$25,723	$(4,558)

Earnings (loss) per share:
Basic	$0.80	$(0.46)	$3.06	$(0.57)

Diluted	$0.72	$(0.46)	$2.69	$(0.57)

Weighted average number of common shares outstanding:
Basic	8,482	8,197	8,402	8,033

Diluted	9,954	8,197	9,950	8,033

Net income (loss)	$6,798	$(3,742)	$25,723	$(4,558)
Other comprehensive (loss) income	110	2	69	2

Total comprehensive income (loss)	$6,908	$(3,740)	$25,792	$(4,556)

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net income (loss)	$25,723	$(4,558)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	818	442
Deferred income taxes	9,089	(4,778)
Amortization of debt issuance costs and debt discount	250	263
Convertible debt interest settled in company stock upon partial conversion	—	29
Minority interest	1,493	417
Amortization of stock-based compensation expense	1,116	543
Unrealized investment gain from INTL Consilium managed funds	(1,498)	(868)
Changes in operating assets and liabilities:	—
Receivable from brokers, dealers and clearing organization	5,767	(33,729)
Receivable from customers	(26,115)	(19,860)
Financial instruments owned, at fair value	(10,910)	(96,505)
Physical commodities inventory, at cost	(28,383)	(12,824)
Prepaid income taxes	1,123	85
Other assets	(2,483)	(1,442)
Accounts payable and accrued expenses	(1,440)	1,160
Financial instruments sold, not yet purchased, at fair value	12,743	63,558
Payable to brokers, dealers and clearing organization	32,286	6,595
Payable to customers	(54,384)	38,740
Accrued compensation and benefits	480	434
Income taxes payable	1,173	313
Other liabilities	(59)	(151)

Net cash used in operating activities	(33,211)	(62,136)

Cash flows from investing activities:
Capital contribution of consolidated joint venture partner	—	2,000
Capital distribution of consolidated joint venture partner	(2,794)	(757)
Cash from consolidation of ICCAF Fund	16,394	—
Cash acquired with acquisition of Gainvest	—	2,223
Payments related to acquisition of Gainvest	(1,425)	(2,778)
Payments related to acquisition of INTL Global Currencies	—	(801)
Investment in managed funds	(5,000)	(13,500)
Purchase of fixed assets, leasehold improvements	(989)	(817)

Net cash provided by (used in) investing activities	6,186	(14,430)

Cash flows from financing activities:
Payable to lenders under loans and overdrafts	37,927	76,592
Exercise of stock options	1,188	972
Income tax benefit on stock awards exercised	833	784

Net cash provided by financing activities	39,948	78,348

Effect of exchange rates on cash and cash equivalents	68	2

Net decrease in cash and cash equivalents	12,991	1,784
Cash and cash equivalents at beginning of period	53,679	38,029

Cash and cash equivalents at end of period	$66,670	$39,813

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,601	$4,806

Income taxes paid	$3,909	$1,293

Supplemental disclosure of non-cash investing and financing activities:
Additional goodwill in connection with acquisition	$1,425	$10

Conversion of subordinated notes to common stock, net of debt issuance costs of $112	$—	$1,888

Release of trust certificates	$11,217	$2,939

Estimated beginning fair value of assets and (liabilities) received on consolidation:
Assets acquired	$50,855	$—
Liabilities assumed	$(43,677)	$—
Minority owners interest	$(7,178)	$—

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

These financial statements include the accounts of International Assets Holding Corporation and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Equity investments in which we exercise control or variable interest entities in which we are the primary beneficiary have been consolidated. Our fiscal year end is September 30, and our fiscal quarters end on December 31, March 31 and June 30. Unless otherwise stated, all dates refer to our fiscal years and fiscal periods.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. However, early application of the provisions in this FSP is prohibited. We are currently evaluating the potential impact of the adoption of FSP 03-6-1 on our results of operations.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the potential impact that the adoption of FSP 142-3 will have on our consolidated financial position, results of operations and cash flows.

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

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157. FSP 157-2 deferred the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. As a result of FSP 157-2, we will adopt SFAS 157 for our nonfinancial assets and nonfinancial liabilities beginning with the first interim period of our fiscal year 2010. We are currently evaluating the potential impact that the adoption of SFAS 157 will have on our consolidated financial position, results of operations and cash flows.

In December, 2007, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 110 (SAB 110). SAB 110 amends the SEC’s views discussed in Staff Accounting Bulletin No. 107 (SAB 107) regarding the use of the simplified method in developing estimates of the expected lives of share options in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). During 2007 the Company calculated the expected term of options granted using the simplified method in accordance with SAB 107. The simplified method was intended to be a temporary estimation technique and was to be phased out as more detailed information about exercise behavior became readily available. SAB 110 was effective for us beginning in the first quarter of 2008. Beginning in the second quarter of 2008, we estimate the expected term of options granted based on our historical experience with our employees’ exercise of stock options and other factors. The implementation of SAB 110 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and earlier adoption is prohibited. SFAS No. 160 will be effective for us beginning on October 1, 2009 and will be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively. We are currently evaluating the potential impact that the adoption of SFAS No. 160 will have on our consolidated financial position, results of operations and cash flows.

In April 2007, the FASB issued FASB Staff Position (FSP) No. FIN 39-1, Amendment of FASB Interpretation No. 39. FSP FIN 39-1 modifies FIN 39, Offsetting of Amounts Related to Certain Contracts, and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company has adopted FSP FIN 39-1 which did not have a material effect on our consolidated financial position and results of operations.

In December 2006, the FASB issued EITF 00-19-2, Accounting for Registration Payment Arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. EITF 00-19-2 was effective for fiscal years beginning after December 15, 2006. We adopted EITF 00-19-2 with effect from October 1, 2007. The adoption has not had a material impact on our consolidated financial position, results of operations or cash flows.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Note 2 – Reclassifications and Change in Accounting Policy

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

Effective for the quarter ended June 30, 2008, the Company reclassified certain prior period balances from professional fees to clearing and related expenses. The reclassified fees were fund service accounting charges which are based on the value of the respective fund. The net result of this change for the year-to-date period ended June 30, 2007 was an increase in clearing and related expenses of $276,000 and a corresponding decrease of $276,000 in professional fees. The change for the quarter ended June 30, 2007 was an increase in clearing and related expenses of $109,000 and a corresponding decrease of $109,000 in professional fees.

Note 3 – Financial Instruments Owned and Financial Instruments Sold, Not Yet Purchased, at Market Value

Financial instruments owned and financial instruments sold, not yet purchased, at June 30, 2008 and September 30, 2007 consisted of trading and investment financial instruments at market values, as follows:

	June 30, 2008		September 30, 2007
(In thousands)	Owned	Sold, not yet purchased	Owned	Sold, not yet purchased
Common stock and ADR’s	$29,796	$4,360	$20,311	$10,312
Exchangeable foreign ordinary equities and ADR’s	31,080	31,163	30,017	30,129
Corporate and municipal bonds	86,867	45,920	9,435	—
Foreign government obligations	296	—	201	—
U.S. Treasury Bonds under total return swap transactions	—	—	—	21,914
Derivatives	47,702	32,566	66,755	72,582
Commodities	63,268	83,175	18,838	28,826
U.S. Government obligations	847	—	61	—
Mutual funds, proprietary securitized trusts and other	3,730	—	1,333	—

	$263,586	$197,184	$146,951	$163,763

The significant increase in corporate and municipal bond balances between September 30, 2007 and June 30, 2008 relates to the consolidation of the assets and liabilities of the INTL Consilium Convertible Arbitrage Fund with effect from the quarter ended June 30, 2008 (see Note 8).

Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements at June 30, 2008 at the fair values of the related financial instruments. The Company will incur losses if the market value of the financial instruments increases subsequent to June 30, 2008. The total of $197,184,000 at June 30, 2008 includes $32,566,000 for derivative contracts, which represent a liability to the Company based on their fair values as of June 30, 2008.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Listed below are the fair values of trading-related derivatives as of June 30, 2008 and September 30, 2007. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	June 30, 2008		September 30, 2007
(In thousands)	Assets	Liabilities	Assets	Liabilities
Equity index derivatives	$441	$—	$82	$—
Foreign exchange derivatives	90	9	28	—
Interest rate derivatives	132	—	—	—
Commodity price derivatives	47,039	32,557	66,645	72,582

	$47,702	$32,566	$66,755	$72,582

The derivatives as of June 30, 2008 mature over fiscal years 2008 and 2009 as follows:

	Assets at June 30, 2008				Liabilities at June 30, 2008
(In thousands)	Total	Maturing in Fiscal 2008	Maturing in Fiscal 2009	Maturing 2010 & Later	Total	Maturing in Fiscal 2008	Maturing in Fiscal 2009	Maturing 2010 & Later
Equity index derivatives	$441	$441	$—	$—	$—	$—	$—	$—
Foreign exchange derivatives	90	90	—	—	9	9	—	—
Interest rate derivatives	132	—	—	132	—	—	—	—
Commodity price derivatives	47,039	41,453	5,586	—	32,557	28,895	3,662	—

	$47,702	$41,984	$5,586	$132	$32,566	$28,904	$3,662	$—

Commodity price derivatives:
Base metals	$24,652	$21,033	$3,619	$—	$12,070	$10,015	$2,055	$—
Precious metals	22,387	20,420	1,967	—	20,487	18,880	1,607	—

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

These derivative contracts are traded along with cash transactions because of the integrated nature of the markets for such products. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies. In particular, the risks related to derivative positions may be partially offset by inventory, unrealized gains in inventory or cash collateral paid or received.

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

The majority of the Company’s transactions and, consequently, the concentration of its credit exposure is with customers, broker-dealers and other financial institutions. These activities primarily involve collateralized and uncollateralized arrangements and may result in credit exposure in the event that a counterparty fails to meet its contractual obligations. The Company’s exposure to credit risk can be directly impacted by volatile financial markets, which may impair the ability of counterparties to satisfy their contractual obligations. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits based upon a review of the counterparties’ financial condition and credit ratings. The Company monitors collateral levels on a daily basis for compliance with regulatory and internal guidelines and requests changes in collateral levels as appropriate. The Company established a bad debt provision of $1,191,000 during the fiscal quarter ended March 31, 2008, arising from the failure of a customer to meet its obligations under a contract with the Company. The total amount payable by the customer was $2,382,000. In the event that the Company is unsuccessful in recovering any of the amount owed, the Company will incur an additional charge for any balance owed.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Note 5 – Physical Commodities Inventory

Physical commodities inventory is valued at the lower of cost or market value, determined using the specific identification weighted average price method. Commodities in process include commodities in the process of being recycled. The values of the Company’s inventory at June 30, 2008 and September 30, 2007 are shown below.

(In thousands)	June 30, 2008	September 30, 2007
Commodities in process	$10,364	$10,821
Finished commodities	57,452	28,612

	$67,816	$39,433

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

Note 7 – Goodwill

The Company acquired the Gainvest group of companies (“INTL Gainvest”), specialists in local markets securitization and asset management in Argentina, Brazil and Uruguay, in May 2007. Pursuant to this acquisition, the Company made a payment of $1,425,000 to the sellers on June 1, 2008 equal to 25% of the aggregate revenues of INTL Gainvest earned for the year ended April 30, 2008, which has been recorded as additional goodwill. The Company is obligated to make a further payment on June 1, 2009 equal to 25% of the aggregate revenues that INTL Gainvest will earn during the year ending April 30, 2009. The revenues on which the 25% is calculated are subject to a minimum threshold of $5.5 million and a maximum ceiling of $11 million for the year ending April 30, 2009. As of June 30, 2008, the aggregate revenues of INTL Gainvest since May 1, 2008 had not exceeded the minimum threshold of $5.5 million for the year ending April 30, 2009. An amount equal to 25% of INTL Gainvest’s revenues for the year ending April 30, 2009 will be recorded as additional goodwill if and when the minimum revenue threshold is achieved.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Note 8 – Related Party Transactions

As of June 30, 2008, the Company had investments valued at $11,946,000 in two hedge funds managed by INTL Consilium, LLC (‘INTL Consilium’), including $11,081,000 in the INTL Consilium Convertible Arbitrage Fund (‘the ICCAF fund’). The Company owns a 50.1% interest in INTL Consilium. The Company also has an investment valued at $11,026,000 in the INTL Trade Finance Fund Limited, a fund managed by the Company’s wholly-owned subsidiary, INTL Capital Limited. This fund invests primarily in global trade finance-related assets. During the quarter ended June 30, 2008, the Company invested an additional $5 million in the ICCAF fund, increasing its interest in the ICCAF fund to 69%. Under the provisions of FIN 46 (R) the Company was required to consolidate the ICCAF fund as a variable interest entity in the quarter ended June 30, 2008. Accordingly, the minority interest shown in the Condensed Consolidated Statements of Operations also includes the minority interests in the ICCAF fund. The creditors of the ICCAF fund have no recourse on the general assets of the Company. The Company’s investments in unconsolidated hedge funds are included in ‘Investment in managed funds, at fair value’ on the balance sheet.

Note 9 – Payable to Lenders under Loans and Overdrafts

As of June 30, 2008 the Company had four credit facilities under which the Company may borrow up to $185 million, subject to certain conditions. Interest expense related to the Company’s credit facilities was approximately $1,628,000 and $1,693,000 for the three months and $5,173,000 and $3,411,000 for the nine months ended June 30, 2008 and 2007, respectively.

The Company’s four credit facilities at June 30, 2008 consisted of the following:

A one-year, renewable, revolving syndicated committed loan facility established on June 27, 2008 under which the Company’s wholly-owned subsidiary, INTL Commodities, Inc. (‘INTL Commodities’) is entitled to borrow up to $125 million, subject to certain conditions. There are six commercial banks that are the underlying lenders within the syndicate group. The loan proceeds will be used to finance the activities of INTL Commodities and are secured by its inventory and receivables. The interest rate for the facility depends on the ratio of borrowings to equity and ranges between 2.00% and 2.25% over the federal funds rate (2.00% at June 30, 2008) or over the LIBOR rate for the applicable term, at the Company’s election.

A demand facility established on March 5, 2008, under which the Company’s Dubai joint venture, INTL Commodities DMCC, may borrow up to $15 million, subject to certain conditions. The facility is secured by inventory and receivables.

Two additional lines of credit with a commercial bank under which the Company may borrow up to $45 million, subject to certain conditions. One of these lines of credit is secured by certain of the Company’s assets. The other is secured by a pledge of shares held in certain of the Company’s foreign subsidiaries. The interest rate on these facilities was 2.40% over the one-month London Interbank Offered Rates (‘LIBOR’) (approximately 2.46% at June 30, 2008).

At June 30, 2008, the Company had the following credit facilities and outstanding borrowings:

		June 30, 2008
Security	Maturity Date	Maximum Amount	Amount Outstanding
Certain foreign exchange assets	July 31, 2008	$20,000,000	$13,795,000
Certain pledged shares	July 31, 2008	25,000,000	19,450,000
Certain commodities assets	On demand	15,000,000	9,776,000
Certain commodities assets	June 27, 2009	125,000,000	80,000,000

		$185,000,000	$123,021,000

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Note 10 – Convertible Subordinated Notes and Debt Issuance Costs

The Company had $25 million in aggregate principal amount of the Company’s senior subordinated convertible notes due 2011 (‘Notes’) outstanding as of June 30, 2008 and September 30, 2007. The Notes are general unsecured obligations of the Company and bear interest at the rate of 7.625% per annum, payable quarterly in arrears. Debt issuance costs are net of accumulated amortization of $533,000 and $311,000 at June 30, 2008 and September 30, 2007, respectively. Amortization charged to interest expense in the condensed consolidated statements of operations was $74,000 for the three months ended June 30, 2008 and 2007, and $222,000 and $228,000 for the nine months ended June 30, 2008 and June 30, 2007, respectively.

The Notes are currently convertible by the holders into 981,547 shares of common stock of the Company, at a conversion price of $25.47 per share. Effective March 22, 2008, if the dollar-volume weighted average price of the common stock exceeds, for any twenty out of thirty consecutive trading days, 150% of the conversion price of the Notes, the Company has the right to require the holders of the Notes to convert all or any portion of the Notes into shares of Common Stock at the then-applicable conversion price.

In the event that the Consolidated Interest Coverage Ratio for the 12 months preceding the end of any fiscal quarter is less than 2.0, the interest rate on the Notes will be increased by 2.0% to 9.625% per annum, effective as of the first day of the following fiscal quarter. Through the quarter ended June 30, 2008, no such increase has been necessary. Holders may redeem their Notes at par if the interest coverage ratio set forth in the Notes is less than 2.75 for the twelve-month period ending December 31, 2009.

The Company entered into a separate Registration Rights Agreement with the holders of the Notes, under which the Company was required to file with the U.S. Securities and Exchange Commission (‘the SEC’) a Registration Statement on Form S-3 within a specified period of time. The Registration Statement was declared effective by the SEC on October 24, 2006. The Company is required, under the Registration Rights Agreement, to maintain the effectiveness of the Registration Statement, failing which it could become liable to pay holders of the Notes liquidated damages of 1% of the value of the Notes upon a failure to maintain effectiveness of the Registration Statement, plus a further 1% for every 30 days that it remains ineffective thereafter, up to an aggregate maximum of 10% of the value of the Notes. At June 30, 2008 the Company was in compliance with its requirements under the Registration Rights Agreement.

Note 11 – Commitments and Contingencies

As discussed in Note 7 – Goodwill, the Company has a contingent liability relating to the acquisition of INTL Gainvest which may result in the payment of additional consideration in June 2009.

As discussed in Note 10 – Convertible Subordinated Notes and Related Debt Issuance Costs, the Notes may be converted into shares of common stock of the Company at any time by the holders. The Notes also contain a provision to increase the interest rate by 2%, subject to certain conditions measured on a quarterly basis.

Note 12 – Capital and Other Regulatory Requirements

Our wholly-owned subsidiary INTL Trading, Inc. (‘INTL Trading’) is a registered broker dealer and member of the Financial Industry Regulatory Authority (“FINRA”) and is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital, and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. Equity capital may not be withdrawn if the resulting net capital ratio would exceed 10 to 1. At June 30, 2008, INTL Trading’s net capital was $1.5 million, which was $500,000 in excess of its minimum requirement.

The Company has invested $3.8 million in one of its subsidiaries, INTL Global Currencies (Asia) Ltd., and made a $1 million subordinated loan to that subsidiary in order to meet the minimum capital requirements imposed by the Hong Kong Securities and Futures Commission. Another subsidiary, INTL Capital Limited (‘INTL Capital’), is regulated by the Dubai Financial Services Authority, in the United Arab Emirates, and is subject to a minimum capital requirement of approximately $500,000 as of June 30, 2008.

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

Stock-based compensation expense is included within ‘Compensation and benefits’ in the condensed consolidated statements of operations and totaled $428,000 and $194,000 for the three months and $1,116,000 and $543,000 for the nine months ended June 30, 2008 and 2007, respectively.

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

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock options for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Stock option plans:
Expected stock price volatility	65%	68%	61%	66%
Expected dividend yield	0%	0%	0%	0%
Risk free interest rate	2.78%	4.61%	3.18%	4.54%
Average expected life (in years)	2.80	3.50	2.96	3.50

Expected stock price volatility rates are based on the historical volatility of the Company’s common stock. We have not paid dividends in the past and do not currently expect to do so in the future. Risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the estimated period of time that options or awards granted are expected to be outstanding, based on the Company’s historical share option exercise experience for similar option grants.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The following is a summary of all option activity through June 30, 2008:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Balances at September 30, 2007	493,392	812,006	$6.70	3.78	$13,328,000

Granted	(57,906)	57,906	$27.31
Exercised		(230,806)	$5.17
Forfeited	7,149	(7,149)	$16.90
Expired	23,400	(23,400)	$4.75

Balances at June 30, 2008	466,035	608,557	$9.20	3.43	$12,697,000

Exercisable at June 30, 2008		460,046	$4.98	3.71	$11,539,000

We settle stock option exercises with newly issued shares of common stock. The total compensation cost not yet recognized for non-vested awards of $912,000 has a weighted average period of 1.57 years over which the compensation expense is expected to be recognized.

Restricted Stock Plan

The following is a summary of all restricted stock activity through June 30, 2008:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Balances at September 30, 2007	733,516	16,484	$21.97	2.70	$362,000

Granted	(79,361)	79,361	$25.88
Vested		(5,377)	$24.33
Forfeited	9,406	(9,406)	$26.38

Balances at June 30, 2008	663,561	81,062	$25.13	2.44	$2,437,000

The total compensation cost not yet recognized of $1,686,000 has a weighted average period of 2.44 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.

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

	Three Months Ended		Nine Months Ended
(In thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Diluted earnings (loss) per share
Numerator:
Net income (loss)	$6,798	$(3,742)	$25,723	$(4,558)
Add: Interest on convertible debt, net of tax	353	—	1,061	—

Diluted net income (loss)	$7,151	$(3,742)	$26,784	$(4,558)

Denominator:
Weighted average number of:
Common shares outstanding	8,482	8,197	8,402	8,033
Dilutive potential common shares outstanding:
Share-based awards	490	—	566	—
Convertible debt	982	—	982	—

Diluted weighted-average shares	9,954	8,197	9,950	8,033

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required by SFAS No. 123 (R). The dilutive effect of convertible debt has been reflected in diluted net income per share by application of the if-converted method.

Options to purchase 124,439 shares of common stock for the three months and nine months ended June 30, 2008 were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive. No options to purchase shares of common stock or convertible subordinated notes payable which are convertible into common shares were considered in the calculation of diluted loss per share for the three months and nine months ended June 30, 2007 because they would have been anti-dilutive.

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

The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction, various states, and various foreign jurisdictions. We are in the process of a review by the Internal Revenue Service (‘IRS’) for fiscal year 2006 which we expect will result in offsetting changes to our current taxes payable and our provision for deferred taxes but will have no effect on our recorded tax expense.

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

Foreign Exchange Trading

The Company trades currencies, with a focus on illiquid currencies of developing countries. The Company’s customers are financial institutions, multi-national corporations, governmental organizations and charitable organizations operating in these developing countries. In addition, the Company executes trades based on the foreign currency flows inherent in the Company’s existing business activities. The Company primarily acts as a principal in buying and selling foreign currencies on a spot basis. The Company derives revenue from the difference between the purchase and sale prices.

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

Information concerning operations in these segments of business is shown in accordance with SFAS No. 131 as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Total revenues:
International equities market-making	$7,702	$7,020	$25,118	$20,181
International debt capital markets	832	1,859	2,947	4,005
Foreign exchange trading	5,032	3,520	16,447	9,002
Commodities trading	5,751,389	1,395,010	11,354,459	2,334,535
Asset management	4,142	3,733	16,150	8,958
Other	585	193	1,777	551

Total	$5,769,682	$1,411,335	$11,416,898	$2,377,232

Operating revenues:
International equities market-making	$7,702	$7,020	$25,118	$20,181
International debt capital markets	832	1,859	2,947	4,005
Foreign exchange trading	5,032	3,520	16,447	9,002
Commodities trading	12,662	(6,837)	43,082	(9,247)
Asset management	4,142	3,733	16,150	8,958
Other	585	193	1,777	551

Total	$30,955	$9,488	$105,521	$33,450

Net contribution (loss):
(Revenues less cost of sales, clearing and related expenses and variable trader bonus compensation):
International equities market-making	$3,977	$3,499	$12,813	$10,434
International debt capital markets	755	1,302	2,684	2,993
Foreign exchange trading	3,435	2,772	12,006	7,039
Commodities trading	11,732	(7,447)	39,395	(11,712)
Asset management	3,118	3,103	13,028	7,674

Total	$23,017	$3,229	$79,926	$16,428

Reconciliation of net contribution (loss) to income (loss) before income tax and minority interest:
Net contribution allocated to segments	$23,017	$3,229	$79,926	$16,428
Fixed costs not allocated to operating segments	11,412	8,919	35,570	22,895

Income (loss) before income tax and minority interest	$11,605	$(5,690)	$44,356	$(6,467)

	Balances as of
	June 30, 2008	September 30, 2007
Total assets:
International equities market-making	$57,804	$49,610
International debt capital markets	6,028	27,181
Foreign exchange trading	52,391	61,267
Commodities trading	199,673	166,735
Asset management	136,803	49,825
Other	58,950	6,589

Total	$511,649	$361,207

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Note 17 – Subsequent events

On July 30, 2008, the Company renewed two of its credit facilities with one of its lenders. The first of those lines was increased from $20 million to $25 million at a rate of 2.25% over LIBOR (approximately 2.46% at June 30, 2008) and is secured by certain of the Company’s foreign exchange assets. The second line was increased from $25 million to $35 million at the existing rate of 2.40% above LIBOR, and is secured by a pledge of shares held in certain of the Company’s foreign subsidiaries. Both of these lines of credit are now scheduled to expire on December 31, 2009.

On August 1, 2008, the Company notified the employees of its Hong Kong subsidiary, INTL Global Currencies (Asia) Ltd., of its intention to discontinue its margin foreign exchange trading operations. The Company incurred losses of $435,000 and $1,370,000 in this subsidiary during the three months and nine months ended June 30, 2008, respectively, and incurred losses of $91,000 during the three months and nine months ended June 30, 2007. At June 30, 2008 the subsidiary’s net assets, excluding cash and intercompany balances, were $344,000. The Company is currently exploring either the closure or sale of INTL Global Currencies (Asia) Ltd.

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

International Equities Market-Making. The Company is a leading US market maker in select foreign securities, including unlisted American Depository Receipts and foreign common shares. The Company provides execution and liquidity primarily to U.S.-based wirehouses, regional broker-dealers and institutional investors.

International Debt Capital Markets. The Company actively trades a wide variety of international debt instruments including both investment grade and higher yielding emerging markets bonds with particular focus on smaller emerging market sovereign, corporate and bank bonds that trade worldwide on an over-the-counter basis. The Company also originates international debt transactions for issuers located primarily in emerging markets. This includes bond issues, syndicated loans, asset securitizations as well as forms of other negotiable debt instruments.

Foreign Exchange Trading. The Company trades select illiquid currencies of developing countries. The Company’s target customers are financial institutions, multi-national corporations, and governmental and charitable organizations operating in these developing countries. In addition, the Company executes trades based on the foreign currency flows inherent in its existing international securities activities. The Company primarily acts as a principal in buying and selling foreign currencies on a spot basis.

Commodities Trading. The Company provides a full range of over-the-counter precious and base metals trading and hedging capabilities to producers, consumers, recyclers and investors with a particular focus on transactions that include physical delivery. Acting as a principal, the Company commits its capital to buy and sell the metals on a spot and forward basis.

Asset Management. The Company provides asset management services through INTL Consilium, LLC, an asset management joint venture in which it holds a 50.1% interest, and through two wholly owned subsidiaries— INTL Capital Ltd. and Gainvest S.A. Sociedad Gerente de Fondos Communes de Inversion. INTL Consilium, LLC acts as the investment manager for private investment funds organized by INTL Consilium, LLC and others. INTL Capital Ltd. acts as the investment adviser to INTL Trade Finance Fund Ltd. Gainvest acts as an investment adviser to three investment funds organized and traded in Argentina.

Results of Operations

As discussed in prior quarters, the requirements of accounting principles generally accepted in the U.S. (“GAAP”) to carry derivatives at fair market value but physical commodities inventory at the lower of cost or market value have a significant temporary impact on our reported earnings. Under GAAP, gains and losses on commodities inventory and derivatives which the Company intends to be offsetting are often recognized in different quarters. Additionally, GAAP does not require us to reflect changes in the estimated values of forward commitments to purchase and sell commodities.

For these reasons, management assesses the Company’s operating results on a marked-to-market basis. Management relies on these adjusted operating results to evaluate the performance of the Company’s commodities business segment and its personnel.

In the past the Company has approximated marked-to-market results by disclosing the change in any unrealized gains in inventory, which is required to be valued at the lower of cost or market value for GAAP purposes. While this captures most of the difference between GAAP results and the fully marked-to-market results utilized by management, there are other differences. These consist of changes in the estimated values of commodities forward commitments, after taking into account the estimated price of the underlying commodity and any estimated freight and conversion costs.

To assist investors, the Company has elected to provide a table which sets forth adjustments to results of operations under GAAP reflecting both the changes in any unrealized gains in inventory and the estimated values of commodities forward commitments. The Company believes that the information in this table better reflects the economic results of the Company and allows investors to review the marked-to-market financial data utilized by management in managing the Company’s business.

Because this is the first time that the Company has presented this unaudited, non-GAAP internal financial information, the Company has included a quarterly history of selected information beginning with the first quarter of fiscal 2006, when the Company commenced its physical metals trading business. All differences between GAAP results and management’s marked-to-market results relate to the physical commodities business. All of the Company’s other businesses are accounted for and disclosed under GAAP on a fair value basis. We anticipate that in future filings the selected summary information will include only current and trailing twelve month disclosures of the unaudited, non-GAAP internal financial information.

Selected Summary Financial Information

	Q3 2008	Q2 2008	Q1 2008	Q4 2007	Q3 2007	Q2 2007	Q1 2007	Q4 2006	Q3 2006	Q2 2006	Q1 2006
As reported on a GAAP basis:
Operating revenues	$30,955	$32,499	$42,068	$20,135	$9,488	$14,783	$9,179	$4,414	$14,111	$9,021	$8,331
Net income	$6,798	$6,007	$12,918	$66	$(3,742)	$681	$(1,497)	$(1,962)	$3,286	$1,090	$1,046
Stockholders’ equity	$64,509	$57,130	$49,916	$35,581	$35,346	$37,133	$35,485	$33,943	$35,855	$31,006	$29,672

Marked-to-market basis (unaudited, pro forma, non-GAAP):
Adjusted operating revenues	$23,281	$29,946	$28,824	$24,800	$18,661	$18,085	$15,438	$11,791	$12,058	$10,375	$9,208
Adjusted, pro forma net income	$2,002	$4,411	$4,641	$2,982	$1,991	$2,745	$2,415	$2,649	$2,003	$1,936	$1,594
Adjusted EBITDA	$5,993	$10,720	$11,491	$8,878	$5,946	$6,312	$5,606	$4,460	$3,899	$3,562	$3,037
Adjusted stockholders’ equity	$69,187	$66,604	$60,986	$54,928	$51,777	$47,831	$44,119	$38,665	$35,966	$32,400	$30,220

Trailing twelve months on marked-to-market basis (unaudited, pro forma, non-GAAP):
Adjusted operating revenues	$106,851	$102,231	$90,370	$76,984	$63,975	$57,372	$49,662	$43,432
Adjusted, pro forma net income	$14,036	$14,025	$12,359	$10,133	$9,800	$9,812	$9,003	$8,182
Adjusted EBITDA	$37,082	$37,035	$32,627	$26,742	$22,324	$20,277	$17,527	$14,958
Adjusted return on average equity	23.2%	24.5%	23.5%	21.7%	22.3%	24.5%	24.2%	24.5%

The following marked-to-market adjustments were made to the GAAP basis numbers shown above (unaudited, pro forma, non-GAAP management data) (note 1):
Net change in unrealized fair market value gain in physical commodities inventory	$(12,286)	$2,294	$(16,308)	$7,246	$10,682	$1,688	$4,834	$6,027	$(1,266)	$1,043	$223
Other marked-to-market adjustments	4,612	(4,847)	3,064	(2,581)	(1,509)	1,614	1,425	1,350	(787)	311	654

Gross marked-to-market adjustment	(7,674)	(2,553)	(13,244)	4,665	9,173	3,302	6,259	7,377	(2,053)	1,354	877
Pro forma tax effect at 37.5%	2,878	957	4,967	(1,749)	(3,440)	(1,238)	(2,347)	(2,766)	770	(508)	(329)

After tax marked-to-market adjustment	$(4,796)	$(1,596)	$(8,277)	$2,916	$5,733	$2,064	$3,912	$4,611	$(1,283)	$846	$548

Cumulative after tax adjustment	$4,678	$9,474	$11,070	$19,347	$16,431	$10,698	$8,634	$4,722	$111	$1,394	$548

Reconciliation of net income to EBITDA (note 2):
Net income (GAAP basis)	$6,798	$6,007	$12,918	$66	$(3,742)	$681	$(1,497)	$(1,962)	$3,286	$1,090	$1,046
Minority interests	165	489	838	169	95	130	192	71	—	—	—
Income tax	4,642	4,335	8,163	344	(2,043)	469	(752)	(1,458)	1,956	595	637
Depreciation and amortization	285	276	257	395	202	127	113	115	109	107	89
Interest expense	2,415	2,825	3,011	3,617	2,459	1,751	1,490	473	621	472	529
Interest income	(638)	(659)	(452)	(378)	(198)	(148)	(199)	(156)	(20)	(56)	(141)
Change in unrealized fair market value gain in physical commodities inventory	(12,286)	2,294	(16,308)	7,246	10,682	1,688	4,834	6,027	(1,266)	1,043	223

Adjusted EBITDA as previously disclosed	1,381	15,567	8,427	11,459	7,455	4,698	4,181	3,110	4,686	3,251	2,383
Other marked-to-market adjustments	4,612	(4,847)	3,064	(2,581)	(1,509)	1,614	1,425	1,350	(787)	311	654

Adjusted EBITDA as currently disclosed	$5,993	$10,720	$11,491	$8,878	$5,946	$6,312	$5,606	$4,460	$3,899	$3,562	$3,037

Notes:

1.	Reconciliation of GAAP to non-GAAP numbers: This portion of the table sets forth the amounts utilized to adjust reported operating revenues, net income and stockholders’ equity under GAAP. These amounts represent the differences between the GAAP information and the unaudited, pro forma, non-GAAP marked-to-market information shown in the table above. GAAP operating revenues were adjusted by the gross marked-to-market adjustment. GAAP net income was adjusted by the after tax marked-to-market adjustment. GAAP stockholders’ equity was adjusted by the cumulative after tax adjustment.
2.	Reconciliation of net income to adjusted EBITDA: This portion of the table shows, for comparative purposes, adjusted EBITDA on the basis disclosed in previous filings of the Company (adjusted only for the change in unrealized gains in inventory) and adjusted EBITDA on the basis to be disclosed in this Quarterly Report (adjusted both for the changes in unrealized gains in inventory and estimated values of commodities forward commitments). Adjusted EBITDA is a financial measure that is not recognized by GAAP. Adjusted EBITDA should not be considered as an alternative to cash flow from operating activities or as an alternative to net income or as an indicator of the Company’s operating performance or as an alternative to any other measures of performance derived in accordance with GAAP.

The Company’s year-to-date performance in fiscal 2008 may be summarized as follows:

•	The significant expansion in the Company’s geographic presence during 2007 resulted in the acquisition of new customers, increased revenue and a corresponding increase in expenses during 2008

•

Operating revenues and net income were positively impacted by favorable market conditions during the first half of the fiscal year, but growth was moderated by less favorable conditions in the third quarter

As a trading firm, our performance from quarter to quarter will always be subject to unpredictable fluctuations. Management believes that the Company’s performance is best evaluated on a trailing 12 month marked-to-market basis. On this basis, the Company has experienced relatively consistent levels of adjusted return on average equity since fiscal 2006.

Set forth below is the Company’s discussion of the results of its operations, as viewed by management, for the fiscal quarters ended June 30, 2008 and 2007 (respectively ‘Q3 2008’ and ‘Q3 2007’), and the first nine months of the fiscal years ending September 30, 2008 and 2007 (respectively ‘YTD 2008’ and ‘YTD 2007’). This discussion refers to both GAAP results and adjusted marked-to-market information, in line with the information presented in the table above. For the international equities, international debt capital markets, foreign exchange trading and asset management segments, there are no differences between the GAAP results and the adjusted marked-to-market results. Only the commodities trading segment has differences between the GAAP results and the adjusted marked-to-market results. However, this means that there are differences between the GAAP basis and marked-to-market basis total operating revenues, total contribution and net income.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

(Component percentages shown in the tables below may not add up to 100% due to rounding)

Total Revenues. The Company’s total revenues under GAAP for Q3 2008 include physical commodities sales of $5,740,520,000. Revenues for Q3 2007 include physical commodities sales of $1,408,433,000. The Company believes that operating revenues, which are revenues after deduction of cost of goods sold, provide a more meaningful basis for assessing the Company’s performance. Operating revenues are discussed below.

Cost of Sales of Physical Commodities. The physical metals trading business is reported on a gross basis, showing sales and cost of sales separately. The cost of sales is the cost of commodities sold and delivered to customers and counterparties, including the cost of shipping, handling and storage. In Q3 2008 the cost of sales amounted to $5,738,727,000 and in Q3 2007 the cost of sales amounted to $1,401,847,000.

Operating Revenues: The Company’s operating revenues under GAAP for Q3 2008 and Q3 2007 were $30,955,000 and $9,488,000, respectively. The Company’s adjusted operating revenues for Q3 2008 and Q3 2007 were $23,281,000 and $18,661,000, respectively. The following table reflects the sources of the Company’s adjusted operating revenues as a percentage of the Company’s total adjusted operating revenues for Q3 2008 and Q3 2007.

	Operating Revenues		Operating Revenues		% Change
(In thousands, except percentages)	Q3 2008		Q3 2007		‘07 - ‘08
International equities market-making	$7,702	33%	$7,020	38%	10%
International debt capital markets	832	4%	1,859	10%	(55)%
Foreign exchange trading	5,032	22%	3,520	19%	43%
Commodities trading (adjusted, non-GAAP)	4,988	21%	2,336	13%	114%
Asset management	4,142	18%	3,733	20%	11%
Other	585	3%	193	1%	203%

Adjusted operating revenues (non-GAAP)	23,281	100%	18,661	100%	25%

Reconciliation to GAAP, as reported:
Gross marked to market adjustment	7,674		(9,173)

Total operating revenues (GAAP)	$30,955		$9,488

Net Contribution: The Company utilizes net contribution to assess performance of the Company’s business segments. Net contribution consists of net operating revenues from each business activity, less direct clearing and clearing related charges and variable compensation to traders before the effects of any minority interests. Variable compensation to traders in the commodities trading segment is calculated on marked-to-market, not GAAP basis, results.

The Company’s net contribution (based on operating revenues under GAAP) for Q3 2008 and Q3 2007 were $23,017,000 and $3,229,000, respectively. The Company’s adjusted net contribution (based on adjusted operating revenues for Q3 2008 and Q3 2007) were 15,343,000 and 12,402,000, respectively. The following table reflects the sources of the Company’s adjusted net contribution as a percentage of the Company’s total adjusted net contribution for Q3 2008 and Q3 2007.

	Net Contribution		Net Contribution		% Change
(In thousands, except percentages)	Q3 2008		Q3 2007		‘07 - ‘08
International equities market-making	$3,977	26%	$3,499	28%	14%
International debt capital markets	755	5%	1,302	10%	(42)%
Foreign exchange trading	3,435	22%	2,772	22%	24%
Commodities trading (adjusted, non-GAAP)	4,058	26%	1,726	14%	135%
Asset management	3,118	20%	3,103	25%	0%

Adjusted net contribution (non-GAAP)	15,343	100%	12,402	100%	24%

Reconciliation to GAAP, as reported:
Gross marked to market adjustment	7,674		(9,173)

Total net contribution (GAAP)	$23,017		$3,229

Non-interest expenses: The following table reflects the principal components of the Company’s non-interest expenses as a percentage of the Company’s total non-interest expenses in Q3 2008 and Q3 2007.

	Non-interest Expenses		Non-interest Expenses		% Change
(In thousands, except percentages)	Q3 2008		Q3 2007		‘07 - ‘08
Compensation and benefits	$10,024	59%	$7,139	56%	40%
Clearing and related expenses	3,651	22%	3,194	25%	14%
Occupancy and equipment rental	455	3%	289	2%	57%
Professional fees	827	5%	665	5%	24%
Depreciation and amortization	285	2%	202	2%	41%
Business development	913	5%	627	5%	46%
Insurance	120	1%	87	1%	38%
Other	660	4%	516	4%	28%

Total non-interest expenses	$16,935	100%	$12,719	100%	33%

Net Income. The Company’s net income under GAAP for Q3 2008 was $6,798,000, compared with a loss of $3,742,000 for Q3 2007. The Company’s adjusted, pro forma net income for Q3 2008 was $2,002,000, compared with $1,991,000 for Q3 2007. While adjusted operating revenues in Q3 2008 were 25% higher than in Q3 2007, expenses in Q3 2008 were 33% higher than in Q3 2007, resulting in a small increase in adjusted net income.

	Net Income
(In thousands)	Q3 2008	Q3 2007
Net income, as reported (GAAP)	$6,798	$(3,742)
Gross marked to market adjustment	(7,674)	9,173
Pro forma tax effect at 37.5%	2,878	(3,440)

Adjusted, pro forma net income (non-GAAP)	$2,002	$1,991

International equities market-making

Revenues in this segment consist principally of net trading revenue from market-making activities in American Depository Receipts traded in the over-the-counter (“OTC”) market. Operating revenues increased by 10% from $7,020,000 in Q3 2007 to $7,702,000 in Q3 2008. The increase was attributable to very active market conditions and high trade volumes during the month of June which offset a quiet period earlier in the quarter, caused by uncertainties in the equities markets.

International debt capital markets

Revenues in this segment principally consist of fee income for the arrangement, structuring and placement of debt instruments. They also include revenue from trading in fixed income securities and short term debt instruments. Operating revenues decreased by 55% from $1,859,000 in Q3 2007 to $832,000 in Q3 2008, with the global financial crisis producing adverse conditions for the placement of debt instruments.

Foreign exchange trading

Revenues in this segment consist principally of net trading revenue derived from buying and selling foreign currencies on a spot basis, as principal, providing the Company’s customers access to and delivery of illiquid currencies of developing countries. Operating revenues increased by 43%, from $3,520,000 in Q3 2007 to $5,032,000 in Q3 2008. The increase in revenues was due to the expansion of the customer base and a corresponding increase in activity which the Company achieved through marketing and the introduction of new services.

Commodities trading

The Company deals in precious metals and certain base metals. Operating revenues under GAAP increased from a negative $6,837,000 in Q3 2007 to $12,662,000 in Q3 2008. Adjusted operating revenues increased 114% from $2,336,000 in Q3 2007 to $4,988,000 in Q3 2008.

The precious metals business generated $2,630,000 of adjusted operating revenues for the commodities trading segment in Q3 2008, while the base metals business generated $2,358,000. The corresponding numbers for Q3 2007 were $1,644,000 and $692,000 respectively. Precious metals adjusted operating revenues thus increased by 60% and the base metals adjusted operating revenues increased by 241% over the period. The improved results in Q3 2008 were primarily due to an increased customer base.

Asset management

Operating revenues in this segment include fees, commissions and other revenues received for management by the Company of third party assets, and investment gains or losses on the Company’s investments in managed funds or proprietary accounts managed either by the Company’s investment managers or by independent investment managers.

Operating revenues from asset management in Q3 2008 were $4,142,000, compared with $3,733,000 in Q3 2007. Total assets under management at June 30, 2008 were approximately $2.3 billion (including approximately $22 million invested by the Company in funds managed by the Company’s asset managers), compared with approximately $1.2 billion at June 30, 2007. The increase in operating revenues was a direct result of the growth in assets under management, which increased due to new subscriptions in the funds under management. Also included in the operating revenue of this segment are the gains or losses in a segregated account managed by INTL Consilium that was valued at $15 million at June 30, 2008.

Net Contribution. Net contribution consists of operating revenues, less cost of sales, direct clearing and clearing related charges and variable compensation paid to traders. Variable compensation paid to traders is based on revenues determined on a marked-to-market basis. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. Equity market-making revenues are stated before deduction of ADR conversion fees, while net contribution is stated after these fees. The Company’s net contribution under GAAP was $23,017,000 for Q3 2008 compared to $3,229,000 for Q3 2007. The Company’s adjusted net contribution was $15,343,000 for Q3 2008 compared to $12,402,000 for Q3 2007. The benefits of the Company’s expansion and diversification strategy are apparent in the improved distribution of the Q3 2008 number between four of the Company’s five business segments.

Interest Expense. The Company’s interest expense was $2,415,000 for Q3 2008, compared to $2,459,000 for Q3 2007. Although the business activity of the Company has increased over the past year, the average level of bank debt and other financing used to support the Company’s business fell during the quarter, with profitability and falling lead prices resulting in generally improved liquidity. The expense in Q3 2008 includes $475,000 of interest payable to holders of the Company’s senior subordinated convertible notes and $74,000 of convertible note issuance expense amortized and charged as interest.

Total Non-interest Expenses. The Company’s total non-interest expenses increased by 33% to $16,935,000 for Q3 2008 from $12,719,000 for Q3 2007. This increase was primarily attributable to the expansion of the business, including a substantial increase in the number of employees, the opening and acquisition of new offices in Argentina, Brazil and Uruguay and higher variable compensation due to improved performance.

Compensation and Benefits. The Company’s compensation and benefit expense increased 40% from $7,139,000 for Q3 2007 to $10,024,000 for Q3 2008. The increase was primarily a consequence of higher staff levels and improved performance, leading to increased variable compensation. The Company employed an average of 141 people in Q3 2007 and an average of 183 people in Q3 2008, an increase of 30%.

The Company adopted SFAS 123(R) with effect from October 1, 2006, using the “modified prospective” method. See Note 13 to the Company’s Condensed Consolidated Financial Statements for further details of the adoption of SFAS No. 123 (R) and its effect on net income.

Clearing and Related Expenses. Clearing and related expenses increased by 14% from $3,194,000 for Q3 2007 to $3,651,000 for Q3 2008. The total ADR conversion fees were $670,000 and $555,000 for Q3 2008 and Q3 2007, respectively. The increase in clearing and related expenses was primarily due to the increase in activity in the equity market-making business.

Other Non-Interest Expenses. Other non-interest expenses increased 37% from $2,386,000 in Q3 2007 to $3,260,000 in Q3 2008. The increase in non-interest expenses primarily relates to the general expansion of the Company’s business, in both activity and geographically.

Tax Expense. On a GAAP basis, the Company’s effective income tax rate applied was approximately 40% for Q3 2008 and 36% for Q3 2007. The rate applied to the pro forma commodities mark-to-market adjustments is 37.5%, which is the effective rate for the Company’s subsidiary, INTL Commodities, Inc.

Minority Interest. The minority interest in the consolidated net income of the Company was $165,000 in Q3 2008 compared with $95,000 in Q3 2007. The minority interest primarily represents the interests of the Company’s joint venture partners in INTL Consilium and INTL Commodities DMCC. During the quarter the Company invested an additional $5 million in the INTL Consilium Convertible Arbitrage Fund (‘the ICCAF fund’), increasing its interest in the ICCAF fund to 69%. Under the provisions of FIN 46 (R) the Company was required to consolidate the ICCAF fund as a variable interest entity in Q3 2008. Accordingly, the minority interest shown in the Condensed Consolidated Statements of Operations also includes the minority interests in the ICCAF fund.

Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007

(Component percentages shown in the tables below may not add up to 100% due to rounding)

Total Revenues. The Company’s total revenues under GAAP for YTD 2008 include physical commodities sales of $11,345,764,000. Revenues for YTD 2007 include physical commodities sales of $2,363,340,000. The Company believes that operating revenues, which are revenues after deduction of cost of goods sold, provide a more meaningful basis for assessing the Company’s performance. Operating revenues are discussed below.

Cost of Sales of Physical Commodities. The physical metals trading business is reported on a gross basis, showing sales and cost of sales separately. The cost of sales is the cost of commodities sold and delivered to customers and counterparties, including the cost of shipping, handling and storage. In YTD 2008 the cost of sales amounted to $11,311,377,000 and in YTD 2007 the cost of sales amounted to $2,343,782,000.

Operating Revenues: The Company’s operating revenues under GAAP for YTD 2008 and YTD 2007 were $105,521,000 and $33,450,000, respectively. The Company’s adjusted operating revenues for YTD 2008 and YTD 2007 were $82,050,000 and $52,184,000, respectively. The following table reflects the Company’s segmental operating revenues as a percentage of the Company’s total adjusted operating revenues for YTD 2008 and YTD 2007.

	Operating Revenues		Operating Revenues		% Change
(In thousands, except percentages)	YTD 2008		YTD 2007		‘07 - ‘08
International equities market-making	$25,118	31%	$20,181	39%	24%
International debt capital markets	2,947	4%	4,005	8%	(26)%
Foreign exchange trading	16,447	20%	9,002	17%	83%
Commodities trading (adjusted, non-GAAP)	19,611	24%	9,487	18%	107%
Asset management	16,150	20%	8,958	17%	80%
Other	1,777	2%	551	1%	223%

Adjusted operating revenues (non-GAAP)	82,050	100%	52,184	100%	57%

Reconciliation to GAAP, as reported:
Gross marked to market adjustment	23,471		(18,734)

Total operating revenues (GAAP)	$105,521		$33,450

Net Contribution: The Company utilizes net contribution to assess performance of the Company’s business segments. Net contribution consists of net operating revenues from each business activity, less direct clearing and clearing related charges and variable compensation to traders before the effects of any minority interests. Variable compensation to traders in the commodities trading segment is calculated on marked-to-market, not GAAP basis, results.

The Company’s net contribution (based on operating revenues under GAAP) for YTD 2008 and YTD 2007 were $79,926,000 and $16,428,000, respectively. The Company’s adjusted net contribution (based on adjusted operating revenues for YTD 2008 and YTD 2007) were $56,455,000 and $35,162,000, respectively. The following table reflects the Company’s segmental net contribution as a percentage of the Company’s total adjusted net contribution for YTD 2008 and YTD 2007.

	Net Contribution		Net Contribution		% Change
(In thousands, except percentages)	YTD 2008		YTD 2007		‘07 - ‘08
International equities market-making	$12,813	23%	$10,434	30%	23%
International debt capital markets	2,684	5%	2,993	9%	(10)%
Foreign exchange trading	12,006	21%	7,039	20%	71%
Commodities trading (adjusted, non-GAAP)	15,924	28%	7,022	20%	127%
Asset management	13,028	23%	7,674	22%	70%

Adjusted net contribution (non-GAAP)	56,455	100%	35,162	100%	61%

Reconciliation to GAAP, as reported:
Gross marked to market adjustment	23,471		(18,734)

Total net contribution (GAAP)	$79,926		$16,428

Non-interest expenses: The following table reflects the principal components of the Company’s non-interest expenses as a percentage of the Company’s total non-interest expenses in YTD 2008 and YTD 2007.

	Non-interest Expenses		Non-interest Expenses		% Change
(In thousands, except percentages)	YTD 2008		YTD 2007		‘07 - ‘08
Compensation and benefits	$32,033	61%	$20,863	61%	54%
Clearing and related expenses	11,690	22%	8,091	24%	44%
Occupancy and equipment rental	1,319	2%	793	2%	66%
Professional fees	1,576	3%	1,262	4%	25%
Depreciation and amortization	818	2%	442	1%	85%
Business development	2,229	4%	1,231	4%	81%
Insurance	293	1%	221	1%	33%
Other	2,956	6%	1,314	4%	125%

Total non-interest expenses	$52,914	100%	$34,217	100%	55%

Net Income. The Company’s net income under GAAP for YTD 2008 was $25,723,000, compared with a net loss of $4,558,000 for YTD 2007. The Company’s adjusted, pro forma net income increased by 55% from $7,151,000 for YTD 2007 to $11,054,000 for YTD 2008. Adjusted operating revenues increased by 57% and non-interest expenses increased by 55%.

	Net Income
(In thousands)	YTD 2008	YTD 2007
Net income, as reported (GAAP)	$25,723	$(4,558)
Gross marked to market adjustment	(23,471)	18,734
Pro forma tax effect at 37.5%	8,802	(7,025)

Adjusted, pro forma net income (non-GAAP)	$11,054	$7,151

International equities market-making

Revenues in this segment consist principally of net trading revenue from market-making activities in American Depository Receipts traded in the over-the-counter (“OTC”) market. Operating revenues increased by 24% from $20,181,000 in YTD 2007 to $25,118,000 in YTD 2008. The increase was attributable to volatility in the market during YTD 2008, in response to significant changes in currency exchange rates and interest rates, resulting in very active market conditions and higher trading volumes over most of the period.

International debt capital markets

Revenues in this segment principally consist of fee income for the arrangement, structuring and placement of debt instruments. They also include revenue from trading in fixed income securities and short term debt instruments. Operating revenues decreased by 26% from $4,005,000 in YTD 2007 to $2,947,000 in YTD 2008. The composition of this segment’s revenues has changed over the course of fiscal 2007 and into 2008, as the focus of this business shifted to arrangement, structuring and placement of debt instruments along with the acquisition of INTL Gainvest. This shift took place partly because of a substantial decrease in trading spreads due to more transparent pricing. In YTD 2007, 62% of this segment’s operating revenue came from trading gains while 38% came in the form of fees. In YTD 2008, 8% came from trading gains and 92% came in the form of fees.

Foreign exchange trading

Revenues in this segment consist principally of net trading revenue derived from buying and selling foreign currencies on a spot basis, as principal, providing the Company’s customers access to and delivery of illiquid currencies of developing countries. Operating revenues increased by 83%, from $9,002,000 in YTD 2007 to $16,447,000 in YTD 2008. The increase in revenues was due to the expansion of the customer base and a corresponding increase in activity.

Commodities trading

The Company deals in precious metals and certain base metals. Operating revenues under GAAP increased from a negative $9,247,000 in YTD 2007 to $43,082,000 in YTD 2008. Adjusted operating revenues from commodities trading increased from $9,487,000 in YTD 2007 to $19,611,000 in YTD 2008.

The precious metals business generated $7,377,000 of adjusted operating revenues for the commodities trading segment, while the base metals business generated $12,234,000. The corresponding numbers for YTD 2007 were $3,688,000 and $5,799,000 respectively. The precious metals adjusted operating revenues thus increased by 100% and the base metals adjusted operating revenues increased by 111% over the period. The performance in YTD 2008 improved significantly over YTD 2007 as a result of an increased customer base.

Asset management

Operating revenues in this segment include fees, commissions and other revenues received for management by the Company of third party assets, and investment gains or losses on the Company’s investments in managed funds or proprietary accounts managed either by the Company’s investment managers or by independent investment managers.

Operating revenues increased by 80% from $8,958,000 in YTD 2007 to $16,150,000 in YTD 2008. Total assets under management at June 30, 2008 were approximately $2.3 billion (including approximately $22 million invested by the Company in funds managed by the Company’s asset managers), compared with approximately $1.3 billion at September 30, 2007 and $1.2 billion at June 30, 2007. The increase in operating revenues was a direct result of the growth in assets under management, which increased due to new subscriptions in the funds under management. Also included in the operating revenue of this segment are the gains in a segregated account managed by INTL Consilium that was valued at $14 million at June 30, 2008.

Adjusted Net Contribution. Net contribution consists of operating revenues, less cost of sales, direct clearing and clearing related charges and variable compensation paid to traders. Variable compensation paid to traders is based on revenues determined on a marked-to-market basis. Equity market-making revenues are stated before deduction of ADR conversion fees, while net contribution is stated after these fees. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. The Company’s adjusted net contribution was $56,455,000 for YTD 2008 compared to $35,162,000 for YTD 2007.

Interest Expense. The Company’s interest expense was $8,251,000 for YTD 2008, compared to $5,700,000 for YTD 2007. The increase is due to a higher average level of bank debt and other financing used to support the Company’s business. The expense in YTD 2008 includes $1,431,000 of interest payable to holders of the Company’s senior subordinated convertible notes and $222,000 of convertible note issuance expense amortized and charged as interest.

Total Non-interest Expenses. The Company’s total non-interest expenses increased by 55% from $34,217,000 for YTD 2007 to $52,914,000 for YTD 2008. This increase was primarily attributable to the expansion of the business, including a substantial increase in the number of employees, the opening and acquisition of new offices in Hong Kong, Argentina, Brazil and Uruguay and higher variable compensation due to improved performance. The increase was also due in part to the establishment of a bad debt provision of $1,191,000 during Q2 2008, arising from the failure of a customer to meet its obligations under a contract with the Company. The total amount payable by the customer was $2,382, 000. In the event that the Company is unsuccessful in recovering any of the amount owed, the Company will incur an additional charge for any balance owed.

Compensation and Benefits. The Company’s compensation and benefit expense increased 54% from $20,863,000 for YTD 2007 to $32,033,000 for YTD 2008. The increase was primarily a consequence of higher staff levels and improved performance, leading to increased variable compensation. The Company employed an average of 112 people in YTD 2007 and an average of 182 people in YTD 2008, an increase of 63%.

The Company adopted SFAS 123(R) with effect from October 1, 2006, using the “modified prospective” method. See Note 13 to the Company’s Condensed Consolidated Financial Statements for further details of the adoption of SFAS No. 123 (R) and its effect on net income.

Clearing and Related Expenses. Clearing and related expenses increased by 44% from $8,091,000 for YTD 2007 to $11,690,000 for YTD 2008. The total ADR conversion fees were $2,215,000 and $1,642,000 for YTD 2008 and YTD 2007, respectively. The increase in clearing and related expenses was primarily due to the increase in activity in the equity market-making business.

Other Non-Interest Expenses. Other non-interest expenses increased 75% from $5,263,000 in YTD 2007 to $9,191,000 in YTD 2008. The increase for YTD 2008 was due in part to the establishment of a bad debt provision of $1,191,000 arising from the failure of a customer to meet its obligations under a contract with the Company. The total amount payable by the customer was $2,382,000. The Company has taken legal action to recover the amount owed. In the event that this is unsuccessful, the Company will incur an additional charge for any balance owed. The remaining increase in non-interest expenses primarily relates to the general expansion of the Company’s business, in both activity and geographically.

Tax Expense. The Company’s effective income tax rate applied on a GAAP basis was approximately 39% for YTD 2008 and 36% for YTD 2007. The rate applied to the pro forma commodities mark-to-market adjustments is 37.5%, which is the effective rate for the Company’s subsidiary, INTL Commodities, Inc.

Minority Interest. The minority interest in the consolidated net income of the Company was $1,493,000 in YTD 2008 compared with $417,000 in YTD 2007. The minority interest primarily represents the interests of the Company’s joint venture partners in INTL Consilium and INTL Commodities DMCC. During the quarter the Company invested an additional $5 million in the INTL Consilium Convertible Arbitrage Fund (‘the ICCAF fund’), increasing its interest in the ICCAF fund to 69%. Under the provisions of FIN 46

(R) the Company was required to consolidate the ICCAF fund as a variable interest entity in Q3 2008. Accordingly, the minority interest shown in the Condensed Consolidated Statements of Operations also includes the minority interests in the ICCAF fund.

Liquidity, Financial Condition and Capital Resources

The Company continuously reviews its overall capital needs to ensure that its capital base, both stockholders’ equity and debt, can appropriately support the anticipated capital needs of its operating subsidiaries.

At June 30, 2008, the Company had total equity capital of approximately $64.5 million, convertible subordinated notes of approximately $24.9 million, and bank loans of approximately $123.0 million.

A substantial portion of the Company’s assets are liquid. The majority of the assets consist of financial instruments, which fluctuate depending on the level of customer business. At June 30, 2008, approximately 82% of the Company’s assets consisted of cash, cash equivalents, receivables from brokers, dealers, clearing organization and customers, marketable financial instruments, and investments in managed funds. All assets are financed by the Company’s equity capital, subordinated convertible notes, bank loans, short-term borrowings from financial instruments sold, not yet purchased, metals leases and other payables.

The Company’s assets and liabilities may vary significantly from period to period due to changing customer requirements, and economic and market conditions, as well as the growth of the Company. The Company’s total assets at June 30, 2008 and September 30, 2007, were $511,649,000 and $361,207,000, respectively. The Company’s operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory.

Approximately $31 million of exchangeable foreign ordinary equities and ADR’s are included within financial instruments owned and financial instruments sold, not yet purchased, respectively, on the Company’s consolidated balance sheet at June 30, 2008.

At June 30, 2008 the Company had established bank facilities under which the Company could borrow up to a maximum of $185 million, subject to certain conditions. At June 30, 2008, the total outstanding under all of these facilities was $123.0 million.

The Company’s largest bank facility is a one-year, renewable, revolving syndicated committed loan facility under which the Company’s wholly-owned subsidiary, INTL Commodities, is entitled to borrow up to $125 million, subject to certain conditions. There are six commercial banks that are the underlying lenders within the syndicate group. The loan proceeds are used to finance the activities of INTL Commodities and are secured by its inventory and receivables. This facility is scheduled to expire on June 27, 2009. The bank facilities at June 30, 2008 included a facility of $15 million in the Company’s Dubai joint venture, INTL Commodities DMCC.

The Company has two other credit facilities with a commercial bank which were renewed in July 2008 for increased amounts and a committed period ending on December 31, 2009. The first permits borrowings of up to $25 million at a rate of 2.25% over LIBOR. The second permits borrowings of up to $35 million at a rate of 2.40% over LIBOR.

The Company’s interest expense on all its bank facilities is at variable rates. During the quarter, the Company entered into two interest rate swap arrangements, one for $50 million at a fixed rate of 3.57% and the second also for $50 million, at a fixed rate of 3.75%. Each is for three years.

INTL Trading, the Company’s broker-dealer subsidiary, is subject to the net capital requirements of the SEC and FINRA relating to liquidity and net capital levels. At June 30, 2008, INTL Trading had regulatory net capital of $1.5 million, which was approximately $500,000 in excess of its minimum net capital requirement.

The Company’s ability to receive distributions from INTL Trading is restricted by regulations of the SEC and FINRA. The Company’s right to receive distributions from its subsidiaries is also subject to the rights of the subsidiaries’ creditors, including customers of INTL Trading. INTL Trading paid dividends to the Company of $2,197,000 and $4,692,000 during Q3 2008 and YTD 2008, respectively.

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

The Company entered into an agreement on April 30, 2007 to acquire the Gainvest group of companies (“INTL Gainvest”) in South America. Pursuant to this acquisition, the Company made a payment of $1,425,000 to the sellers on June 1, 2008, equal to 25% of the aggregate revenues of INTL Gainvest earned for the year ended April 30, 2008, which has been recorded as additional goodwill. The Company is obligated to make a further payment on June 1, 2009 equal to 25% of the aggregate revenues of INTL Gainvest earned during the year ended April 30, 2009. The revenues on which the 25% is calculated are subject to a minimum threshold of $5.5 million and a maximum ceiling of $11 million for the year ended April 30, 2009. As of June 30, 2008, the aggregate revenues of INTL Gainvest since May 1, 2008 had not exceeded the minimum threshold of $5.5 million for the year ended April 30, 2009.

Certain subsidiaries of the Company that are regulated in foreign jurisdictions are subject to minimum capital requirements. INTL Capital is regulated by the Dubai Financial Services Authority, in the United Arab Emirates, and is subject to a minimum capital requirement which at June 30, 2008, was approximately $500,000. The Company has invested $3.8 million in and made a subordinated loan of $1 million to INTL Global Currencies (Asia) in order to meet the minimum capital requirements imposed by the Hong Kong Securities and Futures Commission.

On August 1, 2008, the Company notified the employees of its Hong Kong subsidiary, INTL Global Currencies (Asia) Ltd., of its intention to discontinue its margin foreign exchange trading operations. The Company incurred losses of $435,000 and $1,370,000 in this subsidiary during the three months and nine months ended June 30, 2008, respectively and incurred losses of $91,000 during the three months and nine months ended June 30, 2007. At June 30, 2008 the subsidiary’s net assets, excluding cash and intercompany balances, were $344,000. The Company is currently exploring either the closure or sale of INTL Global Currencies (Asia) Ltd.

The Company’s cash and cash equivalents increased from approximately $53.7 million at September 30, 2007 to approximately $66.7 million at June 30, 2008, a net increase of approximately $13 million. Net cash of $43.2 million was used in operating activities and net cash of $40 million was provided by financing activities, of which approximately $38 million was from banks and approximately $2 million from the exercise of stock options and tax benefits on stock options exercised. $16.1 million was provided by investing activities, due primarily to the consolidation of the ICCAF Fund for Q3, 2008.

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

Management believes that the volatility of earnings is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of the Company’s daily revenue, determined on a marked-to-market basis, during the nine months ended June 30, 2008.

In the Company’s securities market-making and trading activities, the Company maintains inventories of equity and debt securities. In the Company’s commodities market-making and trading activities, the Company’s positions include physical inventories, forwards, futures and options. The Company’s commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. The Company monitors the aggregate position for each commodity in equivalent physical ounces or metric tons. The table below illustrates, for the nine months ended June 30, 2008, the Company’s greatest gross, average gross, greatest net long, greatest net short and average net day-end positions by business segment.

	Nine Months Ended June 30, 2008
(In thousands)	Greatest Gross	Average Gross	Greatest Net Long	Greatest Net Short	Average Net
Equity net of long and short	$19,053	$10,781	$8,641	$(3,406)	$2,109
Debt	8,908	3,635	6,976	n/a	2,995
Foreign Exchange	18,450	10,033	12,614	(6,456)	5,726
Commodities	28,390	6,579	28,168	(23,136)	2,551
Asset Management (Funds & Other Investment)	n/a	n/a	57,051	n/a	35,837

Item 4. Controls and Procedures

In connection with the filing of this Form 10-Q, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In light of the nature of the Company’s activities, it is possible that the Company may be involved in litigation in the future, which could have a material adverse impact on the Company and its financial condition and results of operations.

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

INTERNATIONAL ASSETS HOLDING CORPORATION
Date August 11, 2008
/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date August 11, 2008	/s/ Brian T. Sephton
Brian T. Sephton
Chief Financial Officer and Treasurer

Exhibits

Exhibit No.	Description
(31.1)	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

(31.2)	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

(32.1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.