Form 10-K
period 2008-09-30
INTERNATIONAL ASSETS HOLDING CORP
filed 2008-12-08
CIK 913760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

Commission File Number 000-23554

INTERNATIONAL ASSETS HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-2921318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 East Central Parkway, Suite 2060

Altamonte Springs, Florida 32701

(Address of principal executive offices) (Zip Code)

(407) 741-5300

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NASDAQ Global Market

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 31, 2008 was $66.7 million.

As of December 4, 2008, there were 8,964,258 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on February 26, 2009 to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

INTERNATIONAL ASSETS HOLDING CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008

PART I

Note About Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A). The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Business

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

The Company provides these services to a diverse group of wholesale customers including major investment banks, commercial banks, brokers, institutional investors, corporations, charities, governmental organizations and non-governmental organizations located throughout the world.

INTL originates, structures and places in the international and domestic capital markets a wide array of emerging market debt instruments, including complex asset backed securities, commercial loans, unsecured bonds and notes, and trade-related debt instruments used in cross-border trade finance and project finance transactions.

Through its asset management activities, INTL leverages its specialist expertise in its niche markets to provide institutional investors with unique investment products. All of our products share a similar philosophy of absolute return performance with low volatility and low correlation to the underlying markets, under normal market conditions.

The Company was formed in October 1987 and during the 2008 fiscal year conducted operations through a number of wholly-owned operating subsidiaries and two joint ventures. As of September 30, 2008 we had 195 employees in 11 offices in the United States of America, Argentina, Brazil, Uruguay, United Kingdom, Dubai and Singapore.

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

Business Strategy

We focus on allocating capital to business opportunities that we expect will deliver high returns in the short and medium term and will build a franchise valuation multiple for our shareholders over the long term. At this stage in our development, we believe the best way to achieve this objective is to build a niche, customer centric, financial services company with multiple, uncorrelated revenue streams. Most large financial intermediaries focus on market segments that have a high volume of relatively transparent transactions. These opportunities are increasingly dominated by a consolidating group of large financial services companies, which employ technology-based solutions that force declining spreads.

In contrast, INTL seeks to exploit niche financial markets that are not perceived as attractive to larger financial services companies and exhibit one or more of the following characteristics:

•	the size of the market is relatively small

•	the market has limited liquidity with opaque pricing

•	the market is difficult to automate and contains a service component requiring manual intervention

By providing execution for our clients in these markets we are able to earn premium spreads that allow us to achieve our financial objectives.

Our customers, which include major investment banks, commercial banks, brokers, institutional investors, corporations, charities, governmental organizations throughout the world and non-governmental organizations, are generally end users of the financial products which we offer. These customers demand consistent, quality execution.

Our management strategy is to apply a centralized and disciplined capital allocation, risk management and cost control process while delegating the execution of strategic objectives and day-to-day management to experienced individuals. This requires high quality managers, a clear communication of performance objectives and strong financial and compliance controls. We believe this strategy will enable us to build a scalable and significantly larger organization that embraces an entrepreneurial approach to business underpinned by strong central controls.

Each of the Company’s businesses is volatile and their financial performance can change due to a variety of factors which are both outside of management’s control and not readily predictable. To address this volatility, the Company has sought to diversify into a number of uncorrelated businesses.

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

International Equities Market-Making

The Company is a leading U.S. market-maker in unlisted ADRs and foreign common shares. The Company conducts these activities through INTL Trading, Inc. (“INTL Trading”), a broker-dealer regulated by the Financial Industry Regulatory Authority (“FINRA”). INTL Trading provides execution services and liquidity to national broker-dealers, regional broker-dealers and institutional investors. The Company focuses on those international equities in which the Company can use its expertise and experience to provide customers with competitive execution and superior service. The Company also utilizes its proprietary technology, including internet technology, to achieve these goals.

The Company makes markets in approximately 800 ADRs and foreign ordinary shares traded in the over-the-counter (“OTC”) market. In addition, the Company will, on request, make prices in more than 8,000 other ADRs and foreign common shares. As a market-maker, the Company provides trade execution services by offering to buy shares from, or sell shares to, broker-dealers and institutions. The Company displays the prices at which it is willing to buy and sell these securities and adjusts its prices in response to market conditions. When acting as principal, the Company commits its own capital and derives revenue from the difference between the prices at which the Company buys and sells shares. The Company also earns commissions by executing trades on an agency basis.

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

Foreign Exchange Trading

The Company trades over 100 currencies, with a concentration on select, illiquid currencies of developing countries. The Company has an extensive global correspondent network that provides access to these currencies at competitive rates. The Company’s target customers are financial institutions, multi-national corporations, governmental and charitable organizations operating in and transferring funds to or from these developing countries. In addition, the Company executes trades based on the foreign currency flows inherent in the Company’s other international activities.

The Company primarily acts as a principal in buying and selling foreign currencies on a spot basis. The Company derives revenue from the difference between the purchase and sale prices.

The Company periodically holds foreign currency positions for longer periods to create liquidity for customers or to generate proprietary earnings.

The Company’s foreign exchange activities in fiscal 2008 were conducted through INTL Global Currencies Ltd. (“INTL Global Currencies”), a wholly-owned subsidiary domiciled in the United Kingdom. During 2007 we also established a company in Hong Kong, INTL Global Currencies (Asia) Ltd., to conduct a margin foreign exchange trading business. This company became operational in October 2007. Due to continuing losses and, in the Company’s view, little prospect of turning this business to profitability, the activities of the Hong Kong company were terminated at the end of August 2008. The losses of this company have been reported as discontinued operations in the Company’s Consolidated Income Statements.

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

The Company provides customers with sophisticated option products, including combinations of buying and selling puts and calls. The Company assists its customers in protecting the value of their future production by selling them put options or making forward purchases on an OTC basis. The Company mitigates its risks by effecting offsetting option trades with market counterparties or through the purchase or sale of exchange-traded commodities futures.

The Company commits its own capital to buy and sell precious and base metals on a spot and forward basis. The Company derives revenue from the difference between the purchase and sale prices.

The Company generally mitigates the price risk associated with its commodities inventory through the use of exchange-traded derivatives. This price risk mitigation does not generally qualify for hedge accounting under generally accepted accounting principles (‘GAAP’). In such situations, unrealized gains in inventory are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP. Additionally, GAAP does not require us to reflect changes in estimated values of forward commitments to purchase and sell commodities. As a result, the Company’s reported commodities trading earnings are subject to significant volatility. The Company’s commodities trading activities are conducted through wholly owned subsidiaries, INTL Commodities, Inc. and INTL Commodities Mexico S de RL de CV (together, “INTL Commodities”), incorporated in the state of Delaware, USA and Mexico respectively; and through a joint venture, INTL Commodities DMCC, incorporated in Dubai in the United Arab Emirates and consolidated as a variable interest entity in accordance with FASB Interpretation No. 46(R) (“FIN 46R”). INTL Commodities has a branch office in London and has also established a trading presence in Singapore to focus on customers in that region.

International Debt Capital Markets

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

Most of the Company’s activities are conducted through INTL Trading, with non-securities transactions conducted through International Assets Holding Corporation or INTL Capital Ltd. (‘INTL Capital’). Local market transactions in South America are conducted through INTL Gainvest, a leading participant in the Argentine asset backed securities (“ABS”) market.

Asset Management

The Company’s revenues in the asset management business include management and performance fees for management of third party assets and investment gains or losses on the Company’s investments in registered funds or proprietary accounts managed by the Company’s or independent investment managers. Total third party assets under management at September 30, 2008 amounted to approximately $1.2 billion, including about $25 million of seed capital invested by the Company (compared with $1.3 billion at September 30, 2007, including about $16 million of seed capital invested by the Company). A proprietary account managed for the Company by INTL Consilium LLC (‘INTL Consilium’), was valued at $12.9 million at September 30, 2008, giving a total fair value of proprietary investments at that date of $37.9 million. The purpose of the latter account, which has been in existence since November 2006, was to establish a track record for the launch of an Africa fund. The Legacy Greater Africa Alpha Fund, advised by INTL Consilium, was established in July 2008 with an initial investment of $25 million by an African bank.

The Company’s strategy is to build the asset management business by applying an absolute return philosophy to niche markets in which the Company has significant expertise and experience. This business is conducted through INTL Consilium, INTL Capital and INTL Gainvest.

INTL Consilium is a joint venture organized by the Company and an unaffiliated third party and is consolidated as a variable interest entity in accordance with FIN 46(R). INTL Consilium is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”). INTL Consilium manages and operates a number of hedge funds and acts as investment sub-adviser for one of the portfolios of World Express Funds.

INTL Capital is domiciled in Dubai and is authorized by the Dubai Financial Service Authority to operate from the Dubai International Financial Centre. INTL Capital manages the INTL Trade Finance Fund Limited, a Cayman Island company established to invest primarily in global trade finance-related assets.

INTL Gainvest is authorized by the Argentina regulatory authorities to manage three locally listed mutual funds. These funds consist primarily of asset backed securities issued by Argentine companies, are domestically rated and distributed to local pension funds, corporations and individuals. In addition, INTL Gainvest manages segregated portfolios for high net worth individuals.

Competition

The international financial markets are highly competitive and rapidly evolving. In addition, these markets are dominated by firms with significant capital and personnel resources that are not currently available to the Company. The Company expects these competitive conditions to continue in the future, although the nature of the competition may change as a result of the current global financial crisis. In addition, the crisis is likely to produce opportunities for the Company to expand or consolidate its activities. The Company’s strategy is to focus on smaller niche markets that are less attractive to larger competitors and require specialized expertise. The Company believes that it can compete successfully with other financial intermediaries in these markets based on the Company’s expertise and quality of service.

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

Governmental Regulation

The Company’s activities, particularly in the securities markets, are subject to significant governmental regulation, both in the United States and overseas. Failure to comply with regulatory requirements could result in administrative or court proceedings, censure, fines, issuance of cease-and-desist orders, suspension or disqualification of the regulated entity, its officers, supervisors or representatives.

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

The activities of INTL Trading, as a broker-dealer, are primarily regulated by FINRA and the SEC while those of INTL Consilium, as a registered investment adviser, are primarily regulated by the SEC.

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

As of September 30, 2008, INTL Trading’s net capital and excess net capital were $1.5 million and $0.5 million, respectively.

Foreign Operations

The Company operates in a number of foreign jurisdictions, including the United Kingdom, Argentina, Brazil, Uruguay, Mexico, Nigeria, Dubai and Singapore. INTL has established wholly-owned subsidiaries in Mexico and Nigeria but does not have offices or employees in those countries.

INTL Trading and INTL Consilium each have branch offices in the United Kingdom. As a result, their activities are also subject to regulation by the United Kingdom Financial Services Authority.

The activities of INTL Capital Limited and INTL Commodities DMCC are subject to regulation by the Dubai Financial Services Authority and the Dubai Multi Commodities Centre, respectively.

The activities of INTL Global Currencies (Asia) Limited were subject to regulation by the Hong Kong Securities & Futures Commission until its activities were discontinued at the end of August 2008.

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

During the fiscal year ended September 30, 2008 we recorded a net income of $27.8 million, compared with a net loss of $4.5 million in 2007, and net income of $3.5 million in 2006.

Our ability to achieve consistent profitability is subject to uncertainty due to the nature of our businesses and the markets in which we operate. In particular, our revenues and operating results may fluctuate significantly in the future because of the following factors:

•	Volatility in the securities and commodities markets in which we operate

•	Changes in the volume of our market making and trading activities

•	Changes in the value of our financial instruments, currency and commodities positions and our ability to manage related risks

•	Our ability to manage personnel, overhead and other expenses

•	Changes in execution and clearing fees

•	The addition or loss of sales or trading professionals

•	Changes in legal requirements

•	General economic and political conditions

Although we are continuing our efforts to diversify the sources of our revenues, it is likely that our revenues and operating results will continue to fluctuate substantially in the future and such fluctuations could result in losses. These losses could have a material adverse affect on our business, financial condition and operating results.

The manner in which we account for our commodities inventory and forward commitments may increase the volatility of our reported earnings in the future.

Our net income is subject to volatility due to the manner in which we report our commodities inventory. This inventory is stated at the lower of cost or market value. The Company generally mitigates the price risk associated with its commodities inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under GAAP. In such situations, any unrealized gains in inventory are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP. Additionally, GAAP does not require us to reflect changes in estimated values of forward commitments to purchase and sell commodities. As a result, the Company’s reported earnings from this business segment are subject to greater volatility than the earnings from our other business segments.

Our substantial indebtedness could adversely affect our financial conditions.

As of September 30, 2008, our total consolidated indebtedness to lenders and noteholders was approximately $136.6 million, and we expect to increase our indebtedness in the future as we continue to expand our business. Our indebtedness could have important consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions

•

requiring that a portion of our cash flow from operations be used for the payment of interest on our debt, thereby reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and general corporate requirements

•	limiting our flexibility in planning for, or reacting to, changes in our business and the securities industry

•	restricting our ability to pay dividends or make other payments

•	placing us at a competitive disadvantage to our competitors that have less indebtedness

We may be able to incur additional indebtedness in the future, including secured indebtedness. If new indebtedness is added to our current indebtedness levels, the related risks that we now face could intensify.

Committed credit facilities currently available to the Company might not be renewed.

As of September 30, 2008, the Company had four credit facilities under which it may borrow up to $200 million. Of these, three are committed facilities:

•	one for $125 million available to the Company’s wholly-owned subsidiary, INTL Commodities, for its commodities trading activities, is committed until June 27, 2009

•	one for $35 million available to the Company for general purposes is committed until December 31, 2009

•	one for $25 million available to the Company’s wholly-owned subsidiary, INTL Global Currencies, for its foreign exchange trading activities, is committed until December 31, 2009

It is possible that these facilities might not be renewed at the end of their commitment periods and that the Company will be unable to replace them with other facilities. In such an event, the Company will be compelled to shrink its business activities, leading to reduced profitability.

We face risks associated with our market making and trading activities.

We conduct our market-making and trading activities predominantly as a principal, which subjects our capital to significant risks. These activities involve the purchase, sale or short sale for customers and for our own account of financial instruments, including equity and debt securities, commodities and foreign exchange. These activities are subject to a number of risks, including risks of price fluctuations, rapid changes in the liquidity of markets and counterparty creditworthiness.

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

The success of our market-making activities depends on:

•	the price volatility of specific financial instruments, currencies and commodities

•	our ability to attract order flow

•	the skill of our personnel

•	the availability of capital

•	general market conditions

To attract market-trading and trading business, we must be competitive in:

•	providing enhanced liquidity to our customers

•	the efficiency of our order execution

•	the sophistication of our trading technology

•	the quality of our customer service

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

The current global financial crisis has adversely affected the Company’s asset management business.

The Company incurred losses in its asset management segment during the fourth quarter of fiscal 2008 due to redemptions and losses in the funds managed by the Company and losses in propriety accounts of the Company. As a result of these losses, total third party assets under management in this segment dropped from $2.3 billion at June 30, 2008 to $1.2 billion at September 30, 2008. Performance in the funds did not meet required hurdles and there was a clawback of performance fees previously accrued. Management fees were earned on a lower asset base. The Company recognized marked-to-market losses in its proprietary investments (investments in registered funds and the proprietary account referred to above) of $4.2 million during the fourth quarter of 2008. The fair value of these proprietary investments at September 30, 2008 was $37.9 million.

The adverse developments in the asset management business were directly attributable to the global financial crisis which caused the decline in the value of the assets held by the funds and required many investors to request redemptions in order to meet other liquidity requirements. In the event that the financial crisis persists, then this business segment may continue to suffer from further losses and redemptions and reduced advisory fees. Additionally, the Company may continue to suffer losses in its proprietary accounts.

The current global financial crisis has heightened many of the risks to which the Company is exposed.

The current financial crisis has increased many of the risks which accompany the Company’s business, including the risk of counterparty failure, the inability to obtain necessary financing and the absence of liquid markets. To date, the Company has not suffered any material adverse developments from the financial crisis other than the losses in its asset management business and a decline in revenues in its debt capital markets business. However, the continuation of the crisis may affect other aspects of the Company’s businesses for a variety of reasons. A general decrease in worldwide economic activity could reduce demand for Company’s equity market making and foreign exchange business. The substantial decline in commodities prices may affect the levels of business in the commodities trading segment. The ultimate effect of the crisis on the Company’s liquidity, financial condition and capital resources is unpredictable.

We may have difficulty managing our growth.

Since October 1, 2005, we have experienced significant growth in our business. Our operating revenues grew from $35.9 million in the 2006 fiscal year to $53.6 million in 2007, to $127.4 million in 2008.

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

Counterparties or customers may fail to pay us.

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

We are responsible for self-clearing our foreign exchange and commodities activities and, in addition, take principal risk to counterparties and customers in these activities. The settlement of exchange traded options is effected through clearing institutions. Any metals or other physical commodities positions are held by third party custodians.

Our policy is to monitor the credit standing of the counterparties and customers with which we conduct business. Nevertheless, one or more of these counterparties or customers may default on their obligations. If any do, our business, financial condition and operating results could be materially adversely affected.

In our equity, debt and commodities trading businesses we rely on the ability of our clearing brokers to adequately discharge their obligations on a timely basis. We also depend on the solvency of our clearing brokers and custodians. Any failure by a clearing broker to adequately discharge its obligations on a timely basis, or insolvency of a clearing broker or custodian, or any event adversely affecting our clearing brokers or custodians, could have a material adverse effect on our business, financial condition and operating results.

Our revenues may decrease due to changes in market volume, prices or liquidity.

Our revenues may decrease due to changes in market volume, prices or liquidity. Declines in the volume of securities, foreign exchange and commodities transactions and in market liquidity generally may result in lower revenues from market-making and trading activities. Changes in price levels of securities and commodities also may result in reduced trading activity and reduce our revenues from market-making transactions. Changed price levels also can result in losses from changes in the market value of securities and commodities held in inventory. Sudden sharp changes in market values of securities and commodities can result in:

•	illiquid markets

•	fair value losses arising from positions held by the Company

•	the failure of buyers and sellers of securities and commodities to fulfill their settlement obligations

•	redemptions from funds managed in our asset management business segment and consequent reductions in management fees

•	reductions in accrued performance fees in our asset management business segment

•	increases in claims and litigation

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

Our market-making and trading activities depend on the integrity and performance of the computer and communications systems supporting them. Extraordinary trading volumes or other events could cause our computer systems to operate at an unacceptably low speed or even fail. Any significant degradation or failure of our computer systems or any other systems in the trading process could cause customers to suffer delays in trading. These delays could cause substantial losses for customers and could subject us to claims from customers for losses. Our systems may also fail as a result of:

•	hurricanes, tornados, fires or other natural disasters

•	power or telecommunications failures

•	acts of God

•	computer hacking activities

•	terrorism

•	war

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

The securities industry is subject to extensive regulation under federal, state and foreign laws. In addition, the Securities and Exchange Commission, FINRA, other self-regulatory organizations, commonly referred to as SROs, state securities commissions, and foreign securities regulators require strict compliance with their respective rules and regulations. These regulatory bodies are responsible for safeguarding the integrity of the financial markets and protecting the interests of participants in those markets. As participants in various financial markets, we may be subject to regulation concerning certain aspects of our business, including:

•	trade practices

•	capital structure

•	record retention

•	the conduct of our directors, officers and employees

Failure to comply with any of these laws, rules or regulations could result in adverse consequences. We and certain of our officers and employees have, in the past, been subject to claims arising from acts in contravention of these laws, rules and regulations. These claims have resulted in the payment of fines and settlements. It is possible that we and our officers and other employees will, in the future, be subject to similar claims. An adverse ruling against us or our officers and other employees could result in our or our officers and other employees being required to pay a substantial fine or settlement and could result in suspension or expulsion. This could have a material adverse effect on our business, financial condition and operating results.

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

INTL Capital in Dubai is also subject to minimum net capital requirements.

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

A number of our competitors have significantly greater financial, technical, marketing and other resources than we have. Some of them may:

•	offer alternative forms of financial intermediation as a result of superior technology and greater availability of information

•	offer a wider range of services and products than we offer

•	have greater name recognition

•	have more extensive customer bases

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

The market price of our common stock has been and can be expected to be subject to fluctuation as a result of a variety of factors, many of which are beyond our control, including:

•	actual or anticipated variations in our results of operations

•	announcements of new products by us or our competitors

•	technological innovations by us or our competitors

•	changes in earnings estimates or buy/sell recommendations by financial analysts

•	the operating and stock price performance of other companies

•	general market conditions or conditions specific in specific markets

•	conditions or trends affecting our industry or the economy generally

•	announcements relating to strategic relationships or acquisitions

•	risk factors and uncertainties set forth elsewhere in this Form 10-K

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

Two of our officers, Sean O’Connor and Scott Branch, have agreed to restrict the sale of the shares of our common stock owned by them. They beneficially own 1,863,665 outstanding shares, or 20.9% of the total shares outstanding as of September 30, 2008. These restrictions will expire upon the repayment of our senior subordinated convertible notes. The agreement contains several exceptions which permit each officer to sell these shares in limited amounts and/or under limited circumstances. These exceptions include the ability to sell up to 20,000 shares in each calendar quarter, plus additional shares in any period provided certain pricing or other conditions are satisfied.

Item 1B.	Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2008 that remain unresolved.

Item 2.	Properties

The Company maintains offices in:

•	the United States, in New York, Altamonte Springs, Fort Lauderdale and Miami

•	Argentina, in Buenos Aires

•	Brazil, in Sao Paulo

•	Uruguay, in Montevideo

•	the United Kingdom, in London

•	the United Arab Emirates, in Dubai

•	Singapore

We lease all of our office space except for the space in Buenos Aires, which we own.

Item 3.	Legal Proceedings

The Company is not currently a defendant in any legal proceedings. In light of the nature of the Company’s activities, it is possible that the Company may be involved in litigation in the future, which could have a material adverse impact on the Company and its financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on The NASDAQ Stock Market LLC (“NASDAQ”), under the symbol “IAAC.” The Company’s stock trades on the NASDAQ Global Market. As of September 30, 2008, there were 104 registered holders of the Company’s common stock. The high and low common stock sales prices per share were as follows:

	Price Range
	High	Low
2008:
Fourth Quarter	$37.74	$18.11
Third Quarter	$32.68	$21.78
Second Quarter	$28.77	$21.48
First Quarter	$31.11	$24.46
2007:
Fourth Quarter	$26.79	$20.41
Third Quarter	$28.35	$20.52
Second Quarter	$29.62	$15.36
First Quarter	$49.53	$21.41

On November 29, 2007, the Company’s Board of Directors renewed the Company’s share repurchase authorization for an increased amount of $5 million in shares of the Company’s common stock. Subsequent to September 30, 2008, the Company repurchased 11,257 shares under this authorization at a weighted average price of $10.52. On November 20, 2008, the Company’s Board of Directors renewed the Company’s share repurchase authorization for $5 million in shares of the Company’s common stock.

The Company has never declared any cash dividends on its common stock, and does not currently have any plans to pay dividends on its common stock. The payment of cash dividends in the future is subject to the discretion of the Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements and other relevant factors.

Item 6.	Selected Financial Data

The following selected financial and operating data are derived from our consolidated financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 and our consolidated financial statements included in Item 8.

Selected Summary Financial Information (GAAP)

(In millions, except share and per share numbers)	2008	2007	2006	2005	2004
Operating revenues	$127.4	$53.6	$35.9	$26.1	$22.0
Interest expense	11.2	9.4	2.1	1.3	3.2
Non-interest expenses:
- Compensation	40.0	30.4	16.7	11.0	8.5
- Clearing	15.5	11.8	7.7	6.5	5.9
- Other	13.1	7.7	4.1	3.2	2.5

Income before taxes	47.6	(5.7)	5.3	4.1	1.9
Taxes	18.0	(2.0)	1.7	1.5	2.0
Minority interest	0.4	0.6	0.1	—	—

Income from continuing operations	29.2	(4.3)	3.5	2.6	(0.1)
Discontinued operations	1.4	0.2	—	—	—

Net income	$27.8	$(4.5)	$3.5	$2.6	$(0.1)

Earnings per share:
- Basic	$3.30	$(0.56)	$0.45	$0.36	$(0.02)
- Diluted	$2.95	$(0.56)	$0.41	$0.33	$(0.02)

Number of shares:
- Basic	8,434,976	8,086,837	7,636,808	7,303,065	5,090,304
- Diluted	9,901,766	8,086,837	8,387,761	8,023,891	5,090,304

Selected Balance Sheet Information:
Total assets	$438.0	$361.2	$199.9	$147.0	$67.7
Convertible notes	$16.8	$24.9	$26.9	$—	$—
Stockholders’ equity	$74.8	$35.6	$33.9	$28.1	$24.6

Pro Forma Adjusted Financial Information (non-GAAP) (UNAUDITED)

(In millions, except employee count and ratios)	2008	2007	2006	2005	2004
As reported on a GAAP basis:
Operating revenues	$127.4	$53.6	$35.9	$26.1	$22.0
Net income	$27.8	$(4.5)	$3.5	$2.6	$(0.1)
Income from continuing operations	$—	$—	$—	$2.6	$(0.1)
Stockholders’ equity	$74.8	$35.6	$33.9	$28.1	$24.6

Marked-to-market basis (unaudited, pro forma, non-GAAP):
Adjusted operating revenues	$100.5	$77.0	$43.4	$26.1	$22.0
Adjusted, pro forma income from continuing operations	$12.4	$10.3	$8.2	$2.6	$(0.1)
Adjusted, pro forma net income	$11.0	$10.1	$8.2	$2.6	$(0.1)
Adjusted EBITDA	$27.7	$26.7	$15.0	$5.1	$5.1
Adjusted stockholders’ equity	$77.3	$54.9	$38.7	$28.1	$24.6
Adjusted return on average equity	16.6%	21.7%	24.6%	9.9%	(0.6)%

The following marked-to-market adjustments were made to the GAAP basis numbers shown above (unaudited, pro forma, non-GAAP management data):
Net change in unrealized fair market value gain in physical commodities inventory	$(28.3)	$24.5	$6.0
Other marked-to-market adjustments	1.4	(1.1)	1.5

Gross marked-to-market adjustment	(26.9)	23.4	7.5
Pro forma tax effect at 37.5%	10.1	(8.8)	(2.8)

After tax marked-to-market adjustment	$(16.8)	$14.6	$4.7

Cumulative after tax adjustment	$2.5	$19.3	$4.7

Reconciliation of net income to adjusted EBITDA (non-GAAP)
Net income	$27.8	$(4.5)	$3.5	$2.6	$(0.1)
Minority interests	0.4	0.6	0.1	—	—
Income tax	17.1	(2.0)	1.8	1.5	2.0
Depreciation and amortization	1.2	0.8	0.4	0.3	0.2
Interest expense	11.2	9.3	2.1	1.3	3.2
Interest income	(3.1)	(0.9)	(0.4)	(0.6)	(0.2)
Change in unrealized fair market value gain in physical commodities inventory	(28.3)	24.5	6.0	—	—
Other marked-to-market adjustments	1.4	(1.1)	1.5	—	—

Adjusted EBITDA (non-GAAP)	$27.7	$26.7	$15.0	$5.1	$5.1

Other Data:
Employees	195	170	89	67	51
Compensation and benefits / adjusted operating revenues	39.8%	39.5%	38.5%	42.1%	38.6%
Leverage ratio: Total assets : Equity	5.9	10.1	5.9	5.2	2.8

As discussed in previous filings and elsewhere in this Form 10-K, the requirements of accounting principles generally accepted in the U.S. (“GAAP”) to carry derivatives at fair market value but physical commodities inventory at the lower of cost or market value have a significant temporary impact on our reported earnings. Under GAAP, gains and losses on commodities inventory and derivatives which the Company intends to be offsetting are often recognized in different periods. Additionally, GAAP does not require us to reflect changes in estimated values of forward commitments to purchase and sell commodities.

For these reasons, management assesses the Company’s operating results on a marked-to-market basis. Management relies on these adjusted operating results to evaluate the performance of the Company’s commodities business segment and its personnel.

Under “Marked-to-market basis” in the tables above and below are the Company’s adjusted operating revenues, pro forma income from continuing operations, pro forma net income, adjusted EBITDA and adjusted stockholders’ equity, which have been adjusted to reflect the marked-to-market differences in the Company’s commodities business during each period (in the case of operating revenues and net income) and the cumulative differences (in the case of stockholders’ equity). The Company has also included the estimated tax liability which would have been incurred as a result of these adjustments, utilizing a blended tax rate of 37.5%.

Pro Forma Quarterly Adjusted Financial Information (non-GAAP) (UNAUDITED)

(In millions)	Q4 2008	Q3 2008	Q2 2008	Q1 2008	Q4 2007	Q3 2007	Q2 2007	Q1 2007	Q4 2006	Q3 2006	Q2 2006	Q1 2006
As reported on a GAAP basis:
Operating revenues	$21.8	$30.9	$32.7	$42.0	$20.1	$9.5	$14.8	$9.2	$4.4	$14.1	$9.0	$8.4
Income from continuing operations	$2.2	$7.2	$6.7	$13.1	$0.2	$(3.7)	$0.6	$(1.4)	$(2.0)	$3.3	$1.1	$1.1
Net income	$2.1	$6.8	$6.0	$12.9	$0.1	$(3.8)	$0.6	$(1.4)	$(2.0)	$3.3	$1.1	$1.1
Stockholders’ equity	$74.8	$64.5	$57.1	$49.9	$35.6	$35.3	$37.1	$35.5	$33.9	$35.9	$31.0	$29.7

Marked-to-market basis (unaudited, pro forma, non-GAAP):
Adjusted operating revenues	$18.4	$23.2	$30.2	$28.7	$24.8	$18.7	$18.1	$15.4	$11.8	$12.1	$10.3	$9.3
Adjusted, pro forma income from continuing operations	$—	$2.4	$5.1	$4.9	$3.1	$2.0	$2.7	$2.5	$2.6	$2.0	$2.0	$1.6
Adjusted, pro forma net income	$(0.1)	$2.0	$4.4	$4.7	$3.0	$1.9	$2.7	$2.5	$2.6	$2.0	$2.0	$1.6
Adjusted EBITDA	$(0.5)	$6.1	$10.6	$11.5	$8.9	$6.0	$6.3	$5.5	$4.4	$4.0	$3.6	$3.0
Adjusted stockholders’ equity	$77.3	$69.2	$66.6	$61.0	$54.9	$51.7	$47.8	$44.1	$38.6	$36.0	$32.4	$30.2

Trailing twelve months on marked-to-market basis (unaudited, pro forma, non-GAAP):
Adjusted operating revenues	$100.5	$106.9	$102.4	$90.3	$77.0	$64.0	$57.4	$49.6	$43.5
Adjusted, pro forma net income	$11.0	$14.1	$14.0	$12.3	$10.1	$9.7	$9.8	$9.1	$8.2
Adjusted EBITDA	$27.7	$37.1	$37.0	$32.7	$26.7	$22.2	$20.2	$17.5	$15.0
Adjusted return on average equity	16.6%	23.2%	24.5%	23.5%	21.7%	22.3%	24.5%	24.2%	24.5%

The following marked-to-market adjustments were made to the GAAP basis numbers shown above (unaudited, pro forma, non-GAAP management data):
Net change in unrealized fair market value gain in physical commodities inventory	$(2.0)	$(12.3)	$2.3	$(16.3)	$7.3	$10.7	$1.6	$4.9	$6.0	$(1.3)	$1.1	$0.2
Other marked-to-market adjustments	(1.4)	4.6	(4.8)	3.0	(2.6)	(1.5)	1.7	1.3	1.4	(0.7)	0.2	0.7

Gross marked-to-market adjustment	(3.4)	(7.7)	(2.5)	(13.3)	4.7	9.2	3.3	6.2	7.4	(2.0)	1.3	0.9
Pro forma tax effect at 37.5%	1.2	2.9	0.9	5.1	(1.8)	(3.5)	(1.2)	(2.3)	(2.8)	0.7	(0.4)	(0.4)

After tax marked-to-market adjustment	$(2.2)	$(4.8)	$(1.6)	$(8.2)	$2.9	$5.7	$2.1	$3.9	$4.6	$(1.3)	$0.9	$0.5

Cumulative after tax adjustment	$2.5	$4.7	$9.5	$11.1	$19.3	$16.4	$10.7	$8.6	$4.7	$0.1	$1.4	$0.5

Reconciliation of net income to adjusted EBITDA (non-GAAP)
Net income	$2.1	$6.8	$6.0	$12.9	$0.1	$(3.8)	$0.6	$(1.4)	$(2.0)	$3.3	$1.1	$1.1
Minority interests	(1.1)	0.2	0.5	0.8	0.2	0.1	0.1	0.2	0.1	—	—	—
Income tax	—	4.6	4.3	8.2	0.3	(2.0)	0.5	(0.8)	(1.5)	2.0	0.7	0.5
Depreciation and amortization	0.4	0.3	0.2	0.3	0.4	0.2	0.1	0.1	0.1	0.1	0.1	0.1
Interest expense	2.9	2.5	2.8	3.0	3.6	2.5	1.7	1.5	0.5	0.6	0.5	0.5
Interest income	(1.4)	(0.6)	(0.7)	(0.4)	(0.4)	(0.2)	(0.1)	(0.2)	(0.2)	—	(0.1)	(0.1)
Change in unrealized fair market value gain in physical commodities inventory	(2.0)	(12.3)	2.3	(16.3)	7.3	10.7	1.7	4.8	6.0	(1.3)	1.1	0.2
Other marked-to-market adjustments	(1.4)	4.6	(4.8)	3.0	(2.6)	(1.5)	1.7	1.3	1.4	(0.7)	0.2	0.7

Adjusted EBITDA (non-GAAP)	$(0.5)	$6.1	$10.6	$11.5	$8.9	$6.0	$6.3	$5.5	$4.4	$4.0	$3.6	$3.0

Adjusted operating revenues, adjusted net income, adjusted EBITDA and adjusted stockholders’ equity are financial measures that are not recognized by GAAP, and should not be considered as alternatives to operating revenues, net income or stockholders’ equity calculated under GAAP or as an alternative to any other measures of performance derived in accordance with GAAP. The Company has included these non-GAAP financial measures because it believes that they permit investors to make more meaningful comparisons of performance between the periods presented. In addition, these non-GAAP measures are used by management in evaluating the Company’s performance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Set forth below is the Company’s discussion of the results of its operations, as viewed by management, for the fiscal years 2008, 2007 and 2006 respectively. This discussion refers to both GAAP results and adjusted marked-to-market information, in accordance with the information presented in Item 6, ‘Selected Financial Data’. For the international equities, international debt capital markets, foreign exchange trading and asset management segments, there are no differences between the GAAP results and the adjusted marked-to-market results. Only the commodities trading segment has differences between the GAAP results and the adjusted marked-to-market results. However, this means that there are differences between the GAAP basis and marked-to-market basis total operating revenues, total contribution and net income. Please note that any term below that contains the word ‘adjusted’ refers to non-GAAP, marked-to-market information.

Financial Overview

The following table shows an overview of our financial results.

(in millions)
Year Ended September 30,	2008	% Change	2007	% Change	2006
FINANCIAL OVERVIEW
Adjusted total operating revenues (non-GAAP)	$100.5	31%	$77.0	77%	$43.4
Interest expense	11.2	19%	9.4	348%	2.1

Net revenues (non-GAAP)	89.3	32%	67.6	64%	41.3
Non-interest expenses	68.6	37%	49.9	75%	28.5

Income before income tax and minority interest (non-GAAP)	20.7	17%	17.7	38%	12.8
Pro forma income tax expense (non-GAAP)	7.9	16%	6.8	51%	4.5
Minority interest in income of consolidated entities	0.4	(33)%	0.6	500%	0.1

Income from continuing operations	12.4	20%	10.3	26%	8.2
Loss from discontinued operations, net of taxes	1.4	600%	0.2	n/m	—

Pro forma net income (non-GAAP)	$11.0	9%	$10.1	23%	$8.2

Reconciliation of operating revenues from GAAP to adjusted, non-GAAP numbers:
Total operating revenues, (GAAP)	$127.4		$53.6		$35.9
Gross marked to market adjustment	(26.9)		23.4		7.5

Operating revenues (non-GAAP)	$100.5		$77.0		$43.4

Reconciliation of income tax expense from GAAP to pro forma, non-GAAP numbers:
Income tax expense (benefit) (GAAP)	$18.0		$(2.0)		$1.7
Pro forma taxes on gross marked to market adjustment at 37.5%	(10.1)		8.8		2.8

Pro forma income tax expense (non-GAAP)	$7.9		$6.8		$4.5

2008 Operating Revenues vs. 2007 Operating Revenues

The Company’s operating revenues under GAAP for 2008 and 2007 were $127.4 million and $53.6 million, respectively. The Company’s adjusted operating revenues were $100.5 million in 2008, 31% higher than the operating revenues of $77.0 in 2007. This was attributable to adjusted operating revenue increases of 69% in foreign exchange trading, 62% in commodities trading and 23% in equities market-making, offset by decreases of 33% in debt capital markets and 13% in asset management. Our trading and market-making segments generally performed well throughout the year, with the equities and foreign exchange trading businesses both experiencing a strong fourth quarter and the commodities trading business performing very well in the first half of the year. However, total adjusted operating revenues during the second half of the year and particularly in the fourth quarter were adversely affected by losses in the asset management segment. These arose as a result of reduced investment advisory fees and marked-to-market losses on the Company’s seed capital investments, directly related to redemptions from funds under management and to declining values of assets as the global financial crisis gathered pace. The Company’s assets under management in the asset management segment increased from $1.3 billion at September 30, 2007 to $2.3 billion at June 30, 2008 but then declined to $1.2 billion by September 30, 2008. The debt arrangement and placement business, accounted for in our debt capital markets segment, was also adversely affected by a sharp reduction in investment appetite during the year. See the segmental analysis below for additional information on activity in each of the segments.

2007 Operating Revenues vs. 2006 Operating Revenues

The Company’s operating revenues under GAAP for 2007 and 2006 were $53.6 million and $35.9 million, respectively. The Company’s adjusted operating revenues were $77.0 million in 2007, 78% higher than the operating revenues of $43.4 million in 2006. Adjusted operating revenues increased in all the Company’s business segments: by 977% in asset management, 167% in debt capital markets, 67% in commodities trading, 53% in equities market-making and 10% in foreign exchange trading. See the segmental analysis below for additional information on activity in each of the segments, including information on the 2006 accounting treatment of the Company’s asset management joint venture, INTL Consilium, which helps to explain the large increase in operating revenues in the asset management segment. Assets under management more than doubled, from $505 million at the end of 2006 to $1.3 billion at the end of 2007. The increased adjusted operating revenues in the commodities trading business was largely as a result of improved revenues in the precious metals business. Increased volumes of trades drove the increased profitability in the equities market-making business.

2008 Expenses vs. 2007 Expenses

Interest expense: Interest expense increased by 19% from $9.4 million in 2007 to $11.2 million in 2008 as a result of increased average borrowings during the year, though at lower absolute interest rates.

Non-interest expenses: The following table sets forth information concerning non-interest expenses.

(in millions)
Year Ended September 30,	2008	% Change	2007	% Change	2006
NON-INTEREST EXPENSES
Compensation and benefits	$40.0	32%	$30.4	82%	$16.7
Clearing and related expenses	15.5	31%	11.8	53%	7.7
Other non-interest expenses
- Occupancy and equipment rental	1.5	36%	1.1	83%	0.6
- Professional fees	2.3	21%	1.9	138%	0.8
- Depreciation and amortization	1.0	25%	0.8	100%	0.4
- Business development	2.8	65%	1.7	55%	1.1
- Insurance	0.4	33%	0.3	50%	0.2
- Other	5.1	168%	1.9	90%	1.0

	13.1	70%	7.7	88%	4.1

Total non-interest expenses	$68.6	37%	$49.9	75%	$28.5

Non-interest expenses: Non-interest expenses increased by 37% from $49.9 million in 2007 to $68.6 million in 2008.

Compensation and Benefits: Compensation and benefits expense grew by 32% from $30.4 million to $40.0 million. These represented 58% of total non-interest expenses in 2008, compared with 61% in 2007. Total variable compensation paid to traders increased 37% from $13.0 million in 2007 to $17.8 million in 2008, as a result of increased revenues. Administrative and executive bonuses, including deferred compensation expenses (a proportion of current year bonuses allocated to restricted stock awards is deferred and expensed as vesting occurs), were $2.7 million, compared with $3.2 million in 2007. Stock option expense in 2008 was $0.8 million, compared with $0.7 million in 2007. Salaries and benefits increased 31% from $14.3 million in 2007 to $18.7 million. The number of employees in the Company grew 15% from 170 at the end of 2007 to 195 at the end of 2008.

Clearing and Related Expenses: Clearing and related expenses increased by 31% from $11.8 million in 2007 to $15.5 million in 2008. The increase was mainly a result of increased equities volumes and commissions paid in the foreign exchange trading business. Clearing and related expenses include bank charges, which increased from $0.8 million in 2007 to $1.3 million in 2008. Bank charges include commitment and arrangement fees paid to banks.

Other Non-Interest Expenses: Other non-interest expenses increased by 70% from $7.7 million in 2007 to $13.1 million in 2008. $2.4 million of the amount in 2008 relates to the write-off of a receivable from one of the Company’s customers. The Company provided for $1.2 million of this amount during the second fiscal quarter of 2008. Following deterioration of the value of the customer’s assets from which payment might have been expected, the Company has decided to write off the balance of the amount owing. There was a 21% increase in professional fees, which included fees for legal action taken against the defaulting customer referred to above, additional fees for tax advice and increased audit fees. Business development costs increased by $1.1 million, or 65%, from $1.7 million to $2.8 million, largely as a result of establishing and building new customer bases from offices that were set up during 2007, and additional management travel. Other increases related to the general expansion of the Company’s business.

Provision for Taxes: The effective income tax rate on a GAAP basis was 37.8% in 2008, compared with 34.8% in 2007. This change was primarily due to changes in the geographic mix of profits or losses.

Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix or our earnings, the level of our pre-tax earnings and the level of our tax credits.

Minority Interest: The minority interest in income of consolidated entities decreased from $0.6 million in 2007 to $0.4 million in 2008. This represents the minority interests in our two joint ventures, INTL Consilium and INTL Commodities DMCC, and in INTL Gainvest Capital Uruguay S.A.

Loss from Discontinued Operations: The loss from discontinued operations was $0.2 million in 2007 and $1.4 million in 2008. On August 1, 2008, the Company notified the employees of its Hong Kong subsidiary, INTL Global Currencies (Asia) Ltd., of its intention to discontinue its foreign exchange margin trading operations. As of September 30, 2008, the Company was in the process of effecting the orderly liquidation of this subsidiary, which is expected to be completed before the end of the first quarter of fiscal 2009. The Company incurred losses before taxes of $2.4 million and $0.2 million in this subsidiary during fiscal years 2008 and 2007, respectively. The Company expects to realize a tax benefit of $1.0 million for the 2008 fiscal year.

2007 Expenses vs. 2006 Expenses

Interest Expense: The Company’s interest expense was $9.3 million in 2007, compared to $2.1 million in 2006. The expense in 2007 included $1.9 million of interest payable to holders of the Company’s senior subordinated convertible notes, $0.4 million of convertible note issuance expense and liquidated damages liability amortized and charged as interest, $1.2 million of interest incurred in the Company’s equity and debt capital markets businesses, including interest to prime brokers for managed accounts, $1.1 million of interest paid to banks in the foreign exchange trading business, $3.8 million of interest paid in the commodities business and $1.0 million of interest paid to banks for general borrowing purposes.

Non-Interest Expenses: The Company’s total non-interest expenses increased by approximately 75% to $49.9 million in 2007 from $28.5 million in 2007. The increase of approximately $21.4 million was primarily due to higher compensation and benefit expenses, which increased by $13.7 million, or 82%, as a result of increased variable compensation and bonuses and increased employee numbers. The balance of the increase was attributable to costs associated with the expansion of the Company’s business.

Compensation and Benefits: The Company’s compensation and benefit expense increased 82% to $30.4 million in 2007 from $16.7 million in 2006. Variable compensation to traders increased by 102%, from $6.4 million to $13.0 million, as a result of increased revenues. Administrative and executive bonuses increased from $2.4 million to $3.2 million. The number of employees increased by 91%, from 89 at the end of 2006 to 170 at the end of 2007. Salaries and benefits for INTL Consilium are included in the Company’s 2006 Consolidated Statement of Operations from August 1, 2006, the date from which the accounts of INTL Consilium were consolidated by the Company.

Clearing and related expenses: Clearing and related expenses increased by 53% to $11.8 million in 2007 from $7.7 million in 2006, mainly as a result of increased securities activity. Securities related clearing expenses increased by 40% to $9.4 million in 2007 from $6.7 million in 2006. Total ADR fees decreased from approximately $2.7 million in 2006 to $2.2 million in 2007 as a result of fewer shares converted, and negotiation of better fees. Bank charges are included in clearing and related expenses. These amounted to $0.8 million in 2007, compared to $0.6 million in 2006 and include commitment and arrangement fees paid to banks.

Other Non-Interest Expenses: Other non-interest expenses increased by 88% from $4.1 million in 2006 to $7.7 million in 2007, mainly as a result of the expansion of the Company’s activities. The number of offices increased from 4 at the end of 2006 to 11 at the end of 2007. The number of companies in the group increased from 10 at the end of 2006 to 20 at the end of 2007. As mentioned above, the number of employees increased from 89 at the end of 2006 to 170 at the end of 2007. Professional fees, in particular, which consist mainly of legal, taxation, auditing and accounting fees, showed a large increase, from $0.8 million in 2006 to $2.3 million in 2007, mainly as a result of the increased number of companies, initial compliance with section 404 of the Sarbanes-Oxley Act, accounting fees in the asset management business and legal fees.

Provision for Taxes: The effective income tax rate on a GAAP basis was 35.1% in 2007, compared with 32.1% in 2006. This change was primarily due to changes in the geographic mix of profits or losses.

Minority Interest: The minority interest in income of consolidated entities increased from $0.1 million in 2006 to $0.6 million in 2007. In 2007 this represented the minority interests in our two joint ventures, INTL Consilium and INTL Commodities DMCC, and in INTL Gainvest Capital Uruguay S.A. In 2006 this represented only the minority interest in INTL Consilium.

Segment Information: The following table sets forth information concerning the Company’s principal business segments.

(in millions)
Year Ended September 30,	2008	% Change	2007	% Change	2006
SEGMENTAL RESULTS
International equities market-making
- operating revenues	$33.9	23%	$27.5	53%	$18.0
- variable expenses	16.3	19%	13.7	57%	8.7

- contribution	17.6	28%	13.8	48%	9.3

Foreign exchange trading
- operating revenues	23.8	68%	14.2	10%	12.9
- variable expenses	6.1	97%	3.1	3%	3.0

- contribution	17.7	59%	11.1	12%	9.9

Commodities trading
- adjusted operating revenues (non-GAAP)	22.8	61%	14.2	69%	8.4
- variable expenses	4.5	61%	2.8	100%	1.4

- contribution (non-GAAP)	18.3	61%	11.4	63%	7.0

International debt capital markets
- operating revenues	4.3	(33)%	6.4	167%	2.4
- variable expenses	0.5	(72)%	1.8	350%	0.4

- contribution	3.8	(17)%	4.6	130%	2.0

Asset management
- operating revenues	12.2	(13)%	14.0	977%	1.3
- variable expenses	2.8	65%	1.7	240%	0.5

- contribution	9.4	(24)%	12.3	1,438%	0.8

Other
- operating revenues	3.5	400%	0.7	75%	0.4
- variable expenses	0.2	n/m	0.1	n/m	—

- contribution	3.3	450%	0.6	50%	0.4

Total Segmental Results
- operating revenues (non-GAAP)	100.5	31%	77.0	77%	43.4
- variable expenses	30.4	31%	23.2	66%	14.0

- contribution (non-GAAP)	$70.1	30%	$53.8	83%	$29.4

Reconciliation of commodities trading operating revenues from GAAP to adjusted, non-GAAP numbers:
Total operating revenues, (GAAP)	$49.7		$(9.2)		$0.9
Gross marked to market adjustment	(26.9)		23.4		7.5

Operating revenues (non-GAAP)	$22.8		$14.2		$8.4

Reconciliation of commodities trading contribution from GAAP to adjusted, non-GAAP numbers:
Total commodities trading contribution, (GAAP)	$45.2		$(12.0)		$(0.5)
Gross marked to market adjustment	(26.9)		23.4		7.5

Commodities trading contribution (non-GAAP)	$18.3		$11.4		$7.0

Reconciliation of total operating revenues from GAAP to adjusted, non-GAAP numbers:
Total operating revenues, (GAAP)	$127.4		$53.6		$35.9
Gross marked to market adjustment	(26.9)		23.4		7.5

Operating revenues (non-GAAP)	$100.5		$77.0		$43.4

Reconciliation of contribution from GAAP to adjusted, non-GAAP numbers:
Total contribution, (GAAP)	$97.0		$30.4		$21.9
Gross marked to market adjustment	(26.9)		23.4		7.5

Contribution (non-GAAP)	$70.1		$53.8		$29.4

2008 vs. 2007 Segmental Analysis

The adjusted net contribution of all the Company’s business segments increased 30% from $53.8 million in 2007 to $70.1 million in 2008. Net contribution consists of operating revenues less direct clearing and clearing related charges and variable compensation paid to traders. Variable compensation is paid to traders on the basis of a fixed percentage of the aggregate of revenues less clearing and related charges, base salaries and a fixed overhead allocation. Net contribution is one of the key measures used by management to assess the performance of each segment.

International equities market-making – Operating revenues increased by 23% from $27.5 million in 2007 to $33.9 million in 2008. 2008 produced monthly revenues ranging from $1.7 million to $4.6 million, and an average of $2.8 million. The volume of trades was higher in 2008 than in 2007 by approximately 60%, due to increased customer activity. Both volumes and market volatility are the drivers of this business. Equity market-making operating revenues include the trading profits earned by the Company before the related expense deduction for ADR conversion fees. These ADR fees are included in the statement of operations as clearing and related expenses.

The contribution attributable to this segment increased 28% from $13.8 million to $17.6 million. Variable expenses expressed as a percentage of operating revenues decreased from 50% to 48%.

Foreign exchange trading – Operating revenues increased by 68% from $14.2 million in 2007 to $23.8 million in 2008 as the customer base expanded and the Company rolled out a system that allows customers to place trades electronically. The profitability of this business also depends on the extent of dislocation in the developing world currency markets in which it operates, with instability producing opportunities for greater profitability.

The contribution attributable to this segment increased 59% from $11.1 million to $17.7 million. Variable expenses expressed as a percentage of operating revenues increased from 22% to 26%, mainly as a result of commissions paid to introducers for additional business.

Commodities trading – Operating revenues under GAAP increased from a loss of $9.2 million in 2007 to operating revenues of $49.7 million in 2008. Adjusted operating revenues increased by 61% from $14.2 million in 2007 to $22.8 million in 2008.

Precious metals adjusted operating revenues increased 51% from $7.0 million in 2007 to $10.6 million in 2008. Base metals adjusted operating revenues increased 69% from $7.2 million in 2007 to $12.2 million in 2008. Precious metals operating revenues have increased as a result of increased customer business and additional business done by our Dubai joint venture and from our Singapore office. Base metals operating revenues benefited during the first half of 2008 from a disparity between the price of auto batteries, which the Company recycles for their lead content, and the price at which it was able to sell lead to customers. With the rapid decline in lead prices during calendar 2008, this disparity also declined to the extent that recycling became less attractive in the second half of fiscal 2008.

The adjusted contribution attributable to this segment increased 61% from $11.4 million to $18.4 million. Variable expenses expressed as a percentage of operating revenues decreased marginally from 20% to 19%.

International debt capital markets – Operating revenues decreased by 33% from $6.4 million in 2007 to $4.3 million in 2008. The composition of the operating revenues in this segment changed between 2007 and 2008, shifting from trading revenues to fee revenues as the Company changed its focus to the arranging and placing of debt issues and asset backed securitization. Trading revenues were $2.0 million in 2007 but negligible in 2008. However, a sharp decline in the market’s appetite for risk during 2008 resulted in an overall decrease in operating revenue.

The contribution attributable to this segment decreased 17% from $4.6 million to $3.8 million. Variable expenses expressed as a percentage of operating revenues decreased from 28% to 12%, as a result of a decrease in variable compensation.

Asset management – The Company’s asset management segment revenues include management and performance fees, commissions and other revenues received by the Company for management of third party assets and investment gains or losses on the Company’s investments in registered funds or proprietary accounts managed either by the Company’s investment managers or by independent investment managers. The Company has invested in registered funds in order to provide seed capital. In addition, a proprietary account managed by the Company’s asset management joint venture, INTL Consilium, was established to produce a track record for the launch of a fund specializing in African investments. This fund, the Legacy Greater Africa Alpha Fund, advised by INTL Consilium, was established in July 2008 with an initial $25 million investment by an African bank.

Operating revenues decreased by 13% from $14.0 million in 2007 to $12.2 million in 2008. Total operating revenues in this segment were $16.2 million for the nine months to June 30, 2008. Redemptions from and losses in funds managed by the Company during the fourth quarter of 2008 reduced total third party assets under management in this segment from $2.3 billion at June 30, 2008 to $1.2 billion at September 30, 2008. Performance in the funds did not meet required hurdles and there was a reversal of performance fees previously accrued. Management fees were earned on a lower asset base. The Company also suffered marked-to-market losses in its proprietary investments (investments in registered funds and the proprietary account referred to above) of $4.2 million during the fourth quarter of 2008. The fair value of the Company’s proprietary investments was $37.9 million at September 30, 2008 and $33.4 million at September 30, 2007.

The contribution attributable to this segment decreased by 24% from $12.3 million to $9.4 million. Variable expenses expressed as a percentage of operating revenues increased from 12% to 23% as a result of increases in fund accounting expenses.

2007 vs. 2006 Segmental Analysis

The adjusted net contribution of all the Company’s business segments increased 82% from $29.5 million in 2006 to $53.8 million in 2007.

International equities market-making – Operating revenues increased 53% to $27.5 million in 2007 from $18.0 million in 2006. Volumes increased as a result of increasingly favorable market conditions. Revenues in each quarter of 2007 were higher than the best quarter of 2006, with the second and fourth quarters of 2007 being particularly strong.

The contribution attributable to this segment increased 48% from $9.3 million to $13.8 million. Variable expenses expressed as a percentage of operating revenues increased from 48% to 50%.

Foreign exchange trading – Operating revenues in this segment increased 10% to $14.2 million in 2007 from $12.9 million in 2006. This was largely due to a good fourth quarter result, with performance through the third quarter in 2007 lagging behind that of 2006. The Company focused on further expanding its customer base during the year and benefited in the fourth quarter from volatile conditions in some of the Company’s markets. Foreign exchange operating revenues decreased from 36% of total revenue in 2006 to 27% in 2007.

The contribution attributable to this segment increased 12% from $9.9 million to $11.1 million. Variable expenses expressed as a percentage of operating revenues decreased marginally from 23% to 22%.

Commodities trading – Operating revenues under GAAP decreased from $0.9 million in 2006 to a loss of $9.3 million in 2007. Adjusted operating revenues increased by 67% from $8.5 million to $14.2 million.

Precious metals adjusted operating revenues increased 268% from $1.9 million in 2006 to $7.0 million in 2007. This was as a result of expanding our platinum group metals activities, volatility in precious metals prices and increased physical business as the Dubai joint venture became established.

Base metals adjusted operating revenues increased by 9% from $6.6 million in 2006 to $7.2 million in 2007.

The contribution attributable to this segment increased 61% from $7.1 million to $11.4 million. Variable expenses expressed as a percentage of operating revenues increased from 16% to 20%.

International debt capital markets – Operating revenues increased 167% to $6.4 million in 2007 from $2.4 million in 2006. Debt capital markets operating revenues increased to 12% of total operating revenues in 2007 from 6% in 2006. The principal reason for this increase was the expansion of the Company’s debt origination business. The Company substantially enhanced its ability to originate and structure corporate debt transactions in 2007 with the recruitment of experienced individuals in New York and Miami. The Company also benefited from the acquisition of INTL Gainvest in May 2007, which actively participates in the domestic asset-backed securitization markets in Argentina and Brazil. Total fee income from these activities was $3.8 million. The Company’s debt trading business has been adversely affected by decreasing spreads and volumes over the past two years. TRACE, FINRA’s bond trade tracking system, has introduced greater transparency into the markets and has contributed to the reduced spreads. Debt trading and related revenues increased to $2 million in 2007 from $1.1 million in 2006, with gains on proprietary trading making up for reduced activity in secondary market customer trading. Trade finance revenues decreased to $0.6 million in 2007 from $1.2 million in 2006 as the focus in this business shifted to the establishment and management of the INTL Trade Finance Fund Limited in February 2007, which primarily invests in global trade finance-related assets.

The contribution attributable to this segment increased 130% from $2.0 million to $4.6 million. Variable expenses expressed as a percentage of operating revenues increased from 17% to 28% as a result of increased variable compensation.

Asset management – The Company separately disclosed the results of the asset management segment of its business for the first time in 2007. Commencing on August 1, 2006 the Company consolidated the accounts of INTL Consilium, the Company’s asset management joint venture. INTL Consilium’s results had been accounted for on the equity method prior to that date. The Company owns a 50.1% interest in INTL Consilium. The Company has a wholly-owned subsidiary, INTL Capital, which commenced business as an investment adviser to the INTL Trade Finance Fund in February 2007. INTL Gainvest, acquired in May 2007, also conducts an asset management business.

Operating revenues in this segment were $14.0 million in 2007, compared with $1.3 million in 2006. These amounts are not directly comparable because INTL Consilium’s results were consolidated only for the last two months of fiscal 2006. Total third party assets under management at September 30, 2007 were $1.3 billion (including approximately $16 million invested by the Company and $60 million invested by one of the Company’s principal shareholders), compared with $505 million at September 30, 2006 (including approximately $5 million invested by the Company and $100 million invested by one of the Company’s principal shareholders. The latter amount was redeemed in full during the 2008 fiscal year). Also included in the operating revenues of this segment are the gains in a proprietary account managed by INTL Consilium that was valued at $9.4 million at September 30, 2007.

Variable vs. Fixed Expenses

(in millions)
Year Ended September 30,	2008	% of Total	2007	% of Total	2006	% of Total
VARIABLE vs. FIXED EXPENSES
Variable expenses allocated to segments	$30.4	44%	$23.2	47%	$14.0	49%
Administrative and executive bonuses	2.5	4%	3.0	6%	2.4	9%
Bad debts	2.4	3%	0.1	0%	—	0%

Total variable expenses	35.3	51%	26.3	53%	16.4	58%
Fixed expenses	33.3	49%	23.6	47%	12.1	42%

Total non-interest expenses	$68.6	100%	$49.9	100%	$28.5	100%

The Company aims to make its non-interest expenses variable to the greatest extent possible, and to keep its fixed costs as low as possible. The table above shows an analysis of the Company’s total non-interest expenses for 2006, 2007 and 2008. Variable expenses consist of clearing and clearing related expenses, variable compensation paid to traders, bonuses paid to operational, administrative and managerial employees and bad debt expenses. As a percentage of total non-interest expenses, variable expenses have declined from 58% in 2006 to 51% in 2008. This is a result of a growing infrastructure and employee base. Monthly fixed costs have remained stable since February 2008.

Liquidity, Financial Condition and Capital Resources

The Company continuously reviews its overall capital needs to ensure that its capital base, both stockholders’ equity and debt, can appropriately support the anticipated capital needs of its operating subsidiaries.

At September 30, 2008, the Company had total equity capital of $74.8 million, convertible subordinated notes of $16.8 million, and bank loans of $119.8 million.

A substantial portion of the Company's assets are liquid. At September 30, 2008, approximately 96% of the Company’s assets consisted of cash, cash equivalents, receivables from brokers, dealers and clearing organization, customer receivables, marketable financial instruments and investments, and physical commodities inventory, at cost. All assets are financed by the Company’s equity capital, convertible subordinated notes, bank loans, short-term borrowings from financial instruments sold, not yet purchased, and other payables.

The Company’s assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and the growth of the Company. The Company’s total assets at September 30, 2008 and September 30, 2007, were $438.0 million and $361.2 million, respectively. The Company’s operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. Additionally, in fiscal 2008 the Company consolidated the assets and liabilities of the INTL Consilium Convertible Arbitrage Fund for the first time – see Note 3 to the Consolidated Financial Statements – which had the effect of adding $77.4 million of assets and $57.3 million of liabilities to the Company’s balance sheet at September 30, 2008.

Approximately $35 million of the Company’s financial instruments owned and sold, not yet purchased, are exchangeable foreign equities and American Depositary Receipts.

As of September 30, 2007 the Company had bank facilities of $185 million, of which $85.1 million was outstanding. As of September 30, 2008 the Company had bank facilities of $200 million, of which $119.8 million was outstanding. During the year, the Company’s subsidiary, INTL Commodities, renewed its revolving syndicated loan facility for an amount of $125 million. This facility is committed until June 27, 2009. The Company’s subsidiary, INTL Global Currencies Limited, increased its $20 million facility to $25 million, committed until December 31, 2009. The Company increased its own $25 million facility to $35 million, also committed until December 31, 2009. The Company’s Dubai joint venture, INTL Commodities DMCC, has a $15 million uncommitted facility. The facility agreements contain covenants relating to financial measures such as minimum net worth, minimum working capital and minimum interest coverage ratios. The Company is in compliance with all of its covenants.

INTL Trading, the Company’s broker-dealer subsidiary, is subject to the net capital requirements of the SEC relating to liquidity and net capital levels. At September 30, 2008, INTL Trading had regulatory net capital of $1,500,000, which was $500,000 in excess of its minimum net capital requirement of $1,000,000.

The Company’s ability to receive distributions from INTL Trading is restricted by regulations of the SEC. The Company’s right to receive distributions from its subsidiaries is also subject to the rights of the subsidiaries’ creditors, including customers of INTL Trading. During 2008 INTL Trading paid dividends of $6.7 million to the Company.

In September 2006 the Company completed a private placement of $27 million of 7.625% subordinated convertible notes (‘the Notes’). The Notes mature in September 2011. They are convertible at any time at the option of the noteholder at a current conversion price of $25.47 per share. The Notes contain customary anti-dilutive provisions. During the 2006 fiscal year, $2 million in principal amount of the Notes, together with accrued interest, were converted into a total of 79,562 shares of common stock of the Company. During the 2008 fiscal year, approximately $8.2 million in principal amount of the Notes, together with accrued interest, were converted into a total of 325,755 shares of common stock of the Company, leaving $16.8 million in principal amount of Notes outstanding. At the current conversion price, conversion would result in the issue of 661,295 new shares of common stock. The Company may require conversion at any time if the dollar volume-weighted average share price exceeds 150%, or $38.25 at the initial conversion price, for 20 out of any 30 consecutive trading days. Noteholders may redeem their Notes at par if the interest coverage ratio set forth in the Notes is less than 2.75 for the twelve-month period ending December 31, 2009. The Company may redeem the Notes at 110% of par on March 11, 2010.

Effective May 2007, the Company acquired a group of companies (together ‘INTL Gainvest’) that conduct a specialist local markets securitization and asset management business in South America. In addition to the initial purchase price, the Company agreed to make a further payment to the sellers of INTL Gainvest on June 1, 2008 equal to 25% of the aggregate revenues of INTL Gainvest earned in the year to April 30, 2008; and a further payment on June 1, 2009 equal to 25% of the aggregate revenues of INTL Gainvest earned in the year to April 30, 2009. The revenues on which the 25% is calculated was subject to a minimum threshold and a maximum ceiling of $3.7 million and $10 million in the first year and $5.5 million and $11 million in the second year, respectively. On June 1, 2008 the Company paid $1.4 million to the sellers of INTL Gainvest. INTL Gainvest’s revenues in the five months between May 1 and September 30, 2008 had not yet reached $5.5 million and, accordingly, no accrual has been made for deferred acquisition consideration at September 30, 2008.

INTL Capital, the Company’s Dubai asset management subsidiary, is regulated by the Dubai Financial Services Authority and is subject to a minimum capital requirement which at September 30, 2008, was approximately $500,000.

The Company established INTL Global Currencies (Asia) to conduct a margin foreign exchange trading business in Hong Kong. INTL Global Currencies (Asia) was granted its license by the Hong Kong Securities and Futures Commission during the fourth quarter of fiscal 2007. The Company invested $3.8 million in INTL Global Currencies (Asia) in order to meet the minimum capital requirements imposed by the Hong Kong Securities and Futures Commission and made a $1 million subordinated loan facility available to it during 2008. INTL Global Currencies (Asia) did not become profitable, as a result of which the Company decided to close the business with effect from August 1, 2008. The Company has recorded a loss of $1.4 million after provision for an expected tax benefit under discontinued operations in its Consolidated Income Statement relating to the losses incurred by INTL Global Currencies (Asia).

The Company’s cash and cash equivalents increased from approximately $53.7 million at September 30, 2007 to approximately $62.8 million at September 30, 2008, a net increase of approximately $9.1 million. Net cash of $28.6 million was used in operating activities, $1.1 million was provided by investing activities and net cash of $37.4 million was provided by financing activities, of which approximately $34.7 million was from banks and approximately $2.7 million from the exercise of stock options and tax benefits on stock options exercised. Fluctuations in exchange rates had a negative effect of $0.8 million on the Company’s cash and cash equivalents.

The Company is continuously evaluating opportunities to expand its business. Expansion of the Company’s activities will require funding and will have an effect on liquidity.

Apart from what has been disclosed above, there are no known trends, events or uncertainties that have had or are likely to have a material impact on the liquidity, financial condition and capital resources of the Company.

Commitments

Information about the Company’s commitments and contingent liabilities is contained in Note 16 of the Consolidated Financial Statements.

The Company’s senior subordinated convertible notes, as described in note 2 of the Notes to the Consolidated Financial Statements, are due in September 2011 if they are not converted or redeemed prior to their due date.

Off Balance Sheet Arrangements

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and from its market making and proprietary trading in the foreign exchange and commodities trading business. As part of these activities, the Company carries short positions. For example, it sells financial instruments that it does not own, borrows the financial instruments to make good delivery, and therefore is obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. The Company has recorded these obligations in the consolidated financial statements at September 30, 2008 at fair value of the related financial instruments, totaling $159.0 million. These positions are held to offset the risks related to financial assets owned and reported on the Company’s Consolidated Balance Sheets under ‘Financial instruments owned, at fair value’, ‘Physical commodities inventory, at cost’ and ‘Trust certificates, at fair value’. The Company will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to September 30, 2008, which might be partially or wholly offset by gains in the value of assets held at September 30, 2008. The total of $159.0 million includes a liability of $20.0 million for derivatives, based on their market value as of September 30, 2008.

Listed below are the fair values of trading-related derivatives as of September 30, 2008 and September 30, 2007. Assets represent net unrealized gains and liabilities represent net unrealized losses.

September 30,	2008		2007
(In millions)	Assets	Liabilities	Assets	Liabilities
Equity index derivatives	$1.8	$0.2	$0.1	$—
Interest rate derivatives	—	0.5	—	—
Commodity price derivatives	29.7	12.6	66.7	72.6

	$31.5	$13.3	$66.8	$72.6

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

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP. The Company believes that, of its significant accounting policies, those described below may, in certain instances, involve a high degree of judgment and complexity. These critical accounting policies may require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements. Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

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

Physical Commodities Inventory. Physical commodities inventory is stated at the lower of cost or market value, determined using the weighted average price method. The Company generally mitigates the price risk associated with physical commodities held in inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under GAAP. Any unrealized gains in physical commodities inventory are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP. As a result, the Company’s reported commodities trading earnings are subject to volatility.

Recently Issued Accounting Standards

The details for recently issued accounting standards can be found under Note 1 of the Consolidated Financial Statements.

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

Management believes that the volatility of revenues is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of daily revenue during fiscal year 2008.

In the Company’s securities market-making and trading activities, the Company maintains inventories of equity and debt securities. In the Company’s commodities trading activities, the Company’s positions include physical inventories, forwards, futures and options. The Company’s commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. The Company monitors the aggregate position for each commodity in equivalent physical weight. The table below illustrates, for fiscal 2008, the Company’s average, greatest long, greatest short and minimum day-end positions by business segment.

(In millions)	Greatest Gross	Average Gross	Greatest Net Long	Greatest Net Short	Average Net
Equity net of long and short	$14.6	$10.3	$11.1	$(2.7)	$4.2
Debt	6.4	2.2	4.2	(0.4)	1.9
Foreign Exchange	22.8	12.9	13.3	(1.6)	6.8
Commodities	4.1	1.8	1.7	(3.7)	(0.9)
Asset Management (Funds & Other Investment)	n/a	n/a	49.3	n/a	37.0

Item 8-Financial Statements and Supplementary Data

The financial statements of International Assets Holding Corporation are as follows:

Management’s Report on the Consolidated Financial Statements

Our management is responsible for the preparation of the consolidated financial statements and related information that are presented in this report. The consolidated financial statements, which include amounts based on management’s estimates and judgments, have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company designs and maintains accounting and internal control systems to provide reasonable assurance at reasonable cost that assets are safeguarded against loss from unauthorized use or disposition, and that the financial records are reliable for preparing financial statements and maintaining accountability for assets. These systems are augmented by written policies, an organizational structure providing division of responsibilities and careful selection and training of qualified personnel.

The consolidated financial statements have been audited by Rothstein Kass & Company, P.C., an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firm’s responsibility is to express an opinion as to the fairness with which such financial statements present our financial position, results of operations and cash flows in accordance with U.S. generally accepted accounting principles.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

In connection with the filing of this Form 10-K, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

There were no changes in the Company’s internal controls over financial reporting during 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s report on internal control over financial reporting and the report of Rothstein, Kass & Company, P.C. are contained in Part II, Item 8 of this report.

The Company’s Chief Executive Officer and Chief Financial Officer filed with the SEC as exhibits to the Form 10-K for the year ended September 30, 2008 and are filing as exhibits to this report, the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

A list of our executive officers and biographical information about them and our directors will be contained in the Proxy Statement for the 2009 Annual Meeting of Shareholders. Information about our Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.

We have adopted a code of ethics that applies to the directors, officers and employees of the Company and each of its subsidiaries. The code of ethics is publicly available on our Website at www.intlassets.com/ethics.aspx. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.

Item 11.	Executive Compensation

Information with respect to this item will be contained in the Proxy Statement for the 2009 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item will be contained in the Proxy Statement for the 2009 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item will be contained in the Proxy Statement for the 2009 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information with respect to this item will be contained in the Proxy Statement for the 2009 Annual Meeting of Shareholders, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits

Exhibit No.

3.1	Certificate of Incorporation, as amended (incorporated by reference from Form 10-QSB, as filed with the SEC on May 17, 2004).

3.2	Amended and Restated By-laws (incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2007).

10.1	International Assets Holding Corporation Stock Option Plan (incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 33-70334-A), filed with the SEC on February 2, 1994).

10.2	Amendment dated December 28, 1995, to International Assets Holding Corporation Stock Option Plan (incorporated by reference from the Registration Statement on Form S-8 (No. 333-10727), filed with the SEC on August 23, 1996).

10.3	Amendment dated October 28, 1998, to International Assets Holding Corporation Stock Option Plan (incorporated by reference from Company’s Proxy Statement on Form 14A, filed with the SEC on January 15, 1999).

10.4	Amendment dated June 9, 2000, to International Assets Holding Corporation Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A, filed with the SEC on January 12, 2001).

10.5	Employment Agreement, entered into as of October 1, 2002, between the Company and Diego J. Veitia (incorporated by reference from the Company’s Form 10-KSB, as filed with the SEC on December 30, 2002).

10.6	Consulting Agreement, entered into as of September 1, 2002, between the Company and Veitia and Associates, Inc. (incorporated by reference from Form 10-KSB, as filed with the SEC on December 30, 2002).

10.7	Employment Agreement, dated October 22, 2002, by and between the Company, and Sean O’Connor (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.8	Employment Agreement, dated October 22, 2002, by and between the Company, and Scott Branch (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.9	Registration Rights Agreement, dated October 22, 2002, by and between the Company, and Sean O’Connor (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.10	First Amendment to Registration Rights Agreement, dated December 6, 2002, by and between the Company, and Sean O’Connor (incorporated by reference from Form 8-K, as filed with the SEC on December 10, 2002).

10.11	Registration Rights Agreement, dated October 22, 2002, by and between the Company, and Scott Branch (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.12	First Amendment to Registration Rights Agreement, dated December 6, 2002, by and between the Company, and Scott Branch (incorporated by reference from Form 8-K, as filed with the SEC on December 10, 2002).

10.13	Registration Rights Agreement, dated October 22, 2002, by and between the Company, and John Radziwill (incorporated by reference from Form 8-K, as filed with the SEC on October 24, 2002).

10.14	First Amendment to Registration Rights Agreement, dated December 6, 2002, by and between the Company, and John Radziwill (incorporated by reference from Form 8-K, as filed with the SEC on December 10, 2002).

10.15	Clearing Agreement, effective November 23, 2005, by and between the Company and Broadcort, a division of Merrill Lynch, Pierce, Fenner & Smith, Inc. (incorporated by reference from Form 8-K, as filed with the SEC on December 6, 2005).

10.16	International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Schedule 14A, filed on January 14, 2003).

10.17	Amendment to International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A, filed with the SEC on February 11, 2004).

10.18	Amendment to International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A, filed with the SEC on January 23, 2006).

10.20	Acquisition Agreement dated as of June 25, 2004, by and among International Assets Holding Corporation, Global Currencies Limited, and the shareholders of Global Currencies (Holdings) Limited (incorporated by reference from the Company’s Form 8-K, filed with the SEC on July 1, 2004).

10.21	Employment Agreement, effective December 1, 2004, by and between the Company and Brian T. Sephton (incorporated by reference from Form 8-K, as filed with the SEC on November 24, 2004).

10.22	Operating Agreement dated May 7, 2004, by and between the Company and Consilium Investment Capital, Inc. (incorporated by reference from Form 8-K, as filed with the SEC on May 10, 2004).

10.23	Lease agreement dated November 24, 2005, by and between the Company and Royal & Sun Alliance Insurance plc for the lease of office premises in London (incorporated by reference from Form 8-K, as filed with the SEC on December 1, 2005).

10.24	International Assets Holding Corporation form of Senior Subordinated Convertible Note (incorporated by reference from Form 8-K, as filed with the SEC on September 15, 2006).

10.25	International Assets Holding Corporation form of Securities Purchase Agreement (incorporated by reference from Form 8-K, as filed with the SEC on September 15, 2006).

10.26	International Assets Holding Corporation form of Lock Up Agreement (incorporated by reference from Form 8-K, as filed with the SEC on September 15, 2006).

10.27	International Assets Holding Corporation form of Registration Rights Agreement (incorporated by reference from Form 8-K, as filed with the SEC on September 15, 2006).

10.28	2007 Restricted Stock Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 1, 2007).

10.29	2007 Executive Compensation Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 1, 2007).

14.1	International Assets Holding Corporation Code of Ethics (incorporated by reference from the Company’s Form 10-KSB filed with the SEC for the fiscal year ended September 30, 2003).

21*	List of the Company’s subsidiaries.

23.1*	Consent of Rothstein, Kass & Company, P.C.

23.2*	Consent of Rothstein, Kass & Company, P.C.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as part of this report.

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

Dated: December 8, 2008

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Diego J. Veitia	Director and Chairman of the Board	December 8, 2008
Diego J. Veitia

/s/ Sean M. O’Connor	Director and Chief Executive Officer	December 8, 2008
Sean M. O’Connor

/s/ Scott J. Branch	Director and President	December 8, 2008
Scott J. Branch

/s/ Robert A. Miller	Director	December 8, 2008
Robert A. Miller

/s/ John Radziwill	Director	December 8, 2008
John Radziwill

/s/ Justin R. Wheeler	Director	December 8, 2008
Justin R. Wheeler

/s/ John M. Fowler	Director	December 8, 2008
John M. Fowler

/s/ Brian T. Sephton	Chief Financial Officer and Treasurer	December 8, 2008
Brian T. Sephton	(Chief Accounting Officer)

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting.

Management has evaluated our internal control over financial reporting as of September 30, 2008, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2008.

The Company’s independent registered public accounting firm has issued their audit report on the Company’s internal control over financial reporting, which is included in their report appearing on page F-2.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

International Assets Holding Corporation

We have audited the accompanying consolidated balance sheets of International Assets Holding Corporation and Subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated income statements, consolidated statements of stockholders’ equity and consolidated cash flow statements for each of the years in the three-year period ended September 30, 2008. We have also audited the Company’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit over internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Rothstein, Kass & Company, P.C.

Roseland, New Jersey

December 8, 2008

INTERNATIONAL ASSETS HOLDING CORPORATION

Consolidated Balance Sheets

(In millions, except par value and share amounts)

September 30,	2008	2007
ASSETS
Cash	$48.2	$36.0
Cash and cash equivalents deposited with brokers, dealers and clearing organization	14.6	17.7
Receivable from brokers, dealers and clearing organization	20.2	31.5
Receivable from customers, net	49.2	40.4
Financial instruments owned, at fair value	218.0	147.0
Physical commodities inventory, at cost	57.4	39.4
Trust certificates, at fair value	—	11.2
Prepaid income taxes	—	1.1
Investment in managed funds, at fair value	11.9	16.3
Deferred income taxes	—	5.6
Property and equipment, net	2.5	2.4
Intangible assets, net	0.6	0.8
Goodwill	8.8	7.3
Debt issuance costs, net	0.6	1.2
Other assets	6.0	3.3

Total assets	$438.0	$361.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$4.3	$5.2
Financial instruments sold, not yet purchased, at fair value	151.5	163.8
Payable to lenders under loans and overdrafts	119.8	85.1
Payable to brokers, dealers and clearing organization	25.0	14.5
Payable to customers	26.3	18.3
Accrued compensation and benefits	8.0	7.2
Income taxes payable	1.0	3.0
Deferred income taxes	2.0	—
Other long-term liabilities	0.4	0.5

	338.3	297.6
Convertible subordinated notes payable, net	16.8	24.9

Total liabilities	355.1	322.5

Commitments and contingencies (see Note 16)
Minority owners’ interest in consolidated entities	8.1	3.1

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 17,000,000 shares; issued and outstanding 8,928,711 shares at September 30, 2008 and 8,253,508 shares at September 30, 2007	0.1	0.1
Additional paid-in capital	48.9	36.6
Retained earnings (accumulated deficit)	26.7	(1.1)
Accumulated other comprehensive income (loss)	(0.9)	—

Total stockholders’ equity	74.8	35.6

Total liabilities and stockholders’ equity	$438.0	$361.2

See accompanying notes

INTERNATIONAL ASSETS HOLDING CORPORATION

Consolidated Income Statements

(In millions, except share and per share amounts)

Year Ended September 30,	2008	2007	2006
Revenues:
Sales of physical commodities	$18,255.2	$4,429.3	$442.9
Net dealer inventory and investment gains	80.6	18.1	31.2
Asset management fees	13.4	7.8	0.8
Other	9.7	5.1	1.6

Total revenues	18,358.9	4,460.3	476.5
Cost of sales of physical commodities	18,231.5	4,406.7	440.6

Operating revenues	127.4	53.6	35.9
Interest expense	11.2	9.4	2.1

Net revenues	116.2	44.2	33.8

Non-interest expenses:
Compensation and benefits	40.0	30.4	16.7
Clearing and related expenses	15.5	11.8	7.7
Occupancy and equipment rental	1.5	1.1	0.6
Professional fees	2.3	1.9	0.8
Depreciation and amortization	1.0	0.8	0.4
Business development	2.8	1.7	1.1
Insurance	0.4	0.3	0.2
Other	5.1	1.9	1.0

Total non-interest expenses	68.6	49.9	28.5

Income (loss) before income tax and minority interest	47.6	(5.7)	5.3
Income tax expense (benefit)	18.0	(2.0)	1.7

Income (loss) before minority interest	29.6	(3.7)	3.6
Minority interest in income of consolidated entities	0.4	0.6	0.1

Income (loss) from continuing operations	29.2	(4.3)	3.5
Loss from discontinued operations, net of taxes	1.4	0.2	—

Net income (loss)	$27.8	$(4.5)	$3.5

Basic earnings (loss) per share:
Continuing operations	$3.47	$(0.54)	$0.45
Discontinued operations	$(0.17)	$(0.02)	$—

Net basic earnings (loss) per share	$3.30	$(0.56)	$0.45

Diluted earnings (loss) per share
Continuing operations	$3.09	$(0.54)	$0.41
Discontinued operations	$(0.14)	$(0.02)	$—

Net diluted earnings (loss) per share	$2.95	$(0.56)	$0.41

Weighted average number of common shares outstanding:
Basic	8,434,976	8,086,837	7,636,808

Diluted	9,901,766	8,086,837	8,387,761

See accompanying notes

INTERNATIONAL ASSETS HOLDING CORPORATION

Consolidated Cash Flow Statements

(In millions)

Year Ended September 30,	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$27.8	$(4.5)	$3.5
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1.2	0.8	0.4
Income tax benefit on stock awards exercised	—	—	0.4
Deferred income taxes	7.8	(6.3)	1.6
Amortization of debt issuance costs and debt discount	0.3	0.4	—
Convertible debt interest settled in Company stock upon partial conversion	0.1	—	—
Minority interest	0.4	0.6	0.1
Amortization of stock-based compensation expense	1.5	0.8	—
Unrealized investment loss (gain) from INTL Consilium managed funds	3.5	(1.5)	(0.2)
Changes in operating assets and liabilities:
Receivable from brokers, dealers and clearing organization	11.2	(23.1)	(4.5)
Receivable from customers	(19.5)	(13.6)	0.2
Financial instruments owned, at fair value	(26.2)	(58.1)	(13.2)
Physical commodities inventory, at cost	(17.8)	(24.1)	(15.3)
Prepaid income taxes	1.1	2.1	(2.8)
Other assets	(2.3)	(1.8)	0.2
Accounts payable and accrued expenses	(2.0)	3.3	0.8
Financial instruments sold, not yet purchased, at fair value	(32.9)	55.6	18.8
Payable to brokers, dealers and clearing organization	10.5	4.6	5.5
Payable to customers	8.0	10.7	(0.4)
Accrued compensation and benefits	0.7	3.0	2.1
Income taxes payable	(2.0)	1.5	(0.7)
Other liabilities	—	(0.2)	(0.5)

Net cash used in operating activities	(28.6)	(49.8)	(4.0)

Cash flows from investing activities:
Capital contribution of consolidated joint venture partner	—	2.0	—
Capital distribution of consolidated joint venture partner	(2.8)	(0.7)	0.3
Cash from consolidation of ICCAF	16.4	—	0.4
Cash acquired with acquisition of Gainvest	—	2.2	—
Payments related to acquisition of Gainvest	(1.4)	(2.8)	—
Payments related to acquisition of INTL Global Currencies	—	(0.8)	(1.8)
Investment in managed funds	(10.0)	(13.5)	(1.0)
Investment withdrawals from managed funds	—	—	3.4
Purchase of property and equipment	(1.1)	(1.2)	(0.6)

Net cash provided by (used in) investing activities	1.1	(14.8)	0.7

Cash flows from financing activities:
Issuance of convertible subordinated notes payable, net	—	—	25.4
Payable to lenders under loans and overdrafts	34.7	78.5	(6.3)
Exercise of stock options	1.4	1.1	2.0
Income tax benefit on stock awards exercised	1.3	0.7	—

Net cash provided by financing activities	37.4	80.3	21.1

Effect of exchange rates on cash and cash equivalents	(0.8)	—	—

Net increase in cash and cash equivalents	9.1	15.7	17.8
Cash and cash equivalents at beginning of period	53.7	38.0	20.2

Cash and cash equivalents at end of period	$62.8	$53.7	$38.0

Supplemental disclosure of cash flow information:
Cash paid for interest	$10.2	$8.3	$2.0

Income taxes paid	$9.4	$1.7	$3.2

Supplemental disclosure of non-cash investing and financing activities:
Conversion of subordinated notes to common stock, net	$8.1	$1.9	$—

Release of trust certificates	$11.2	$2.9	$1.4

Estimated beginning fair value of assets and (liabilities) received on consolidation:
Assets acquired	$50.9	$8.8	$1.2
Liabilities assumed	(43.7)	(6.0)	(0.1)
Minority owners interest	(7.2)	—	(0.3)

Total net assets acquired	$—	$2.8	$0.8

Identified intangible assets on acquisitions	$—	$0.9	$—

Additional goodwill on acquisitions	$—	$1.0	$0.3

Issuance of common stock related to acquisitions	$—	$1.7	$—

See accompanying notes

INTERNATIONAL ASSETS HOLDING CORPORATION

Consolidated Statements of Stockholders’ Equity

(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance as of October 1, 2005	$0.1	$28.1	$(0.1)	$—	$28.1

Components of comprehensive income:
Net income			3.5		3.5

Total comprehensive income					$3.5

Exercise of stock options	—	2.0			2.0
Stock-based compensation		0.3			0.3

Balance as of September 30, 2006	$0.1	$30.4	$3.4	$—	$33.9

Components of comprehensive loss:
Net loss			(4.5)		(4.5)

Total comprehensive loss					$(4.5)

Exercise of stock options	—	1.1			1.1
Stock-based compensation		1.5			1.5
Debt conversion	—	1.9			1.9
Issuance of shares for acquisition	—	1.7			1.7

Balance as of September 30, 2007	$0.1	$36.6	$(1.1)	$—	$35.6

Components of comprehensive income:
Net income			27.8		27.8
Change in unrealized gain (loss) on derivative instruments				(0.8)	(0.8)
Change in foreign currency translation				(0.1)	(0.1)

Total comprehensive income					$26.9

Exercise of stock options	—	2.6			2.6
Stock-based compensation		1.6			1.6
Debt conversion	—	8.1			8.1

Balance as of September 30, 2008	$0.1	$48.9	$26.7	$(0.9)	$74.8

See accompanying notes

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements

Note 1 – Accounting Policies

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of International Assets Holding Corporation and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which we exercise control or variable interest entities in which we are the primary beneficiary have been consolidated. Unless otherwise stated herein, all references to 2008, 2007 and 2006 refer to the Company’s fiscal years ended September 30.

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. The most significant of these estimates and assumptions relate to fair value measurements for financial instruments and investments and the provision for potential losses from bad debts. Provisions for estimated bad debts are recorded on a specific identification basis. Although these and other estimates and assumptions are based on the best available information, actual results may differ materially from management’s estimates and assumptions.

Foreign Currencies

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to Other Comprehensive Income (“OCI”).

Revenue Recognition

Sales of physical commodities revenue are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. The Company reports its physical commodities revenues on a gross basis, with the corresponding cost of sales shown separately, in accordance with the guidelines provided in Emerging Issues Task Force (‘EITF’) Issue No. 99-19.

Net dealer inventory and investment gains are recognized on a trade-date basis and include changes in unrealized gains or losses on investments at market value.

Asset management fees are recognized as they are earned based on estimates of fees due at each period-end date. These include estimated performance fees based on the amount that would be due under the formula for exceeding performance targets as of the period-end date. Estimated performance fees may be at risk due to future performance contingencies until such time as they are fixed.

Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Cost of Revenue

Cost of sales of physical commodities include finished commodity or raw material and processing costs along with operating costs relating to the receipt, storage and delivery of the physical commodities.

Stock-Based Compensation

On October 1, 2006 the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award using the straight-line method.

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

If the Company had determined compensation expense for the Company’s options based on the grant-date fair values in accordance with SFAS No. 123 in fiscal year 2006 the Company’s net income and earnings per share amounts would have been as follows:

Year Ended September 30,	2006
(In millions, except per share amounts)
Net income, as reported	$3.5
Pro forma option compensation expense	(0.5)

Pro forma net income	$3.0

Basic earnings per share, as reported	$0.45
Basic earnings per share, pro forma	$0.38
Diluted earnings per share, as reported	$0.41
Diluted earnings per share, pro forma	$0.35

Income Taxes

Income tax expense includes U.S. and foreign income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes.

Financial Instruments

Cash and cash equivalents consist of cash and cash deposits with brokers, dealers and the Company's clearing organization. The Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents. All cash and cash equivalents deposited with brokers, dealers and clearing organization support the Company's trading activities, and are subject to contractual restrictions. Cash deposits with clearing organization consist of cash, foreign currency and money market funds stated at cost. The fair value of these investments approximates their carrying value. Cash in the consolidated VIE, INTL Consilium Convertible Arbitrage Fund, is not available for the Company’s operations. The amount of this cash is disclosed in Note 3.

Financial instruments owned, at fair value and financial instruments sold, not yet purchased, at fair value consist of financial instruments carried at fair value or amounts that approximate fair value, with related unrealized changes in gains or losses recognized in the Company’s results of operations. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

Investment in managed funds, at fair value represents investments in funds managed by the Company’s fund managers. The investments are valued at period-end at the net asset value provided by the fund’s administrator.

We utilize derivative instruments to manage exposures to foreign currency, commodity price and interest rate risks for the Company and its customers. The Company’s objectives for holding derivatives include reducing, eliminating, and efficiently managing the economic impact of these exposures as effectively as possible. Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of OCI and is subsequently recognized in earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized in earnings. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in earnings.

The Company’s derivative contracts consist of exchange-traded and over-the-counter (‘OTC’) derivatives. Fair values of exchange-traded derivatives are generally determined from quoted market prices. OTC derivatives are valued using valuation models. The valuation models used to derive the fair values of OTC derivatives require inputs including contractual terms, market prices, yield curves and measurements of volatility. The Company uses similar models to value similar instruments. Where possible, the Company verifies the values produced by pricing models by comparing them to market transactions. Inputs may involve judgment where market prices are not readily available. Derivatives used as economic hedges in our commodities business generally do not qualify for hedge accounting under Statement of Financial Standards (‘SFAS’) No. 133, Accounting for Derivative Instruments and Hedging Activities.

The Company may lease commodities to or from customers or counterparties, or advance commodities to customers on an unpriced basis, receiving payment as and when they become priced. These are valued at fair value and classified under financial instruments as hybrid contracts with embedded derivative features that cannot be reliably measured and separated from the host contract. As permitted by SFAS 133, the entire instrument is recorded at fair value, with the corresponding change in fair value recognized in revenue within net dealer and investment gains.

Inventories

Inventories are stated at the lower of cost or market, using the specific identification weighted average price method. Cost includes finished commodity or raw material and processing costs related to the purchase and processing of inventories.

Reclassifications

Effective for the quarter ended December 31, 2007 the Company reclassified certain balances on its consolidated balance sheet and consolidated cash flow statement as of September 30, 2007 to reflect the netting of $60.8 million in balances payable to customers representing cash collateral offset against financial instruments executed with the same counterparty under master netting agreements, as discussed within recently adopted accounting standards below.

Effective for the quarter ended June 30, 2008, the Company reclassified certain prior period balances from professional fees to clearing and related expenses. The reclassified fees were fund service accounting charges which are based on the value of the respective funds. The net result of this change for the year ended September 30, 2007 was an increase in clearing and related expenses of $0.4 million and a corresponding decrease of $0.4 million in professional fees. There was no change to the 2006 numbers as presented.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated life of the asset or the lease term, which range from three to seven years. Computer software developed or obtained for internal use is depreciated using the straight-line method over the estimated useful life of the software, generally three years or less.

Goodwill

Goodwill is tested for impairment on an annual basis for the fiscal year-end, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. No impairment of goodwill has been identified during any of the periods presented.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to five years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Residual value is presumed to be zero, subject to certain exceptions. All of our intangible assets are subject to amortization. No material impairments of intangible assets have been identified during any of the periods presented.

Recently Issued Accounting Standards

Recently Adopted Accounting Pronouncements

In December, 2007, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 110 (SAB 110). SAB 110 amends the SEC’s views discussed in Staff Accounting Bulletin No. 107 (SAB 107) regarding the use of the simplified method in developing estimates of the expected lives of share options in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). During 2007 the Company calculated the expected term of options granted using the simplified method in accordance with SAB 107. The simplified method was intended to be a temporary estimation technique and was to be phased out as more detailed information about exercise behavior became readily available. SAB 110 was effective for us beginning in the first quarter of 2008, and from the second quarter of 2008, we estimate the expected term of options granted based on our historical experience with our employees’ exercise of stock options and other factors. Our implementation of SAB 110 in the second quarter of 2008 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In April 2007, the FASB issued FASB Staff Position (FSP) No. FIN 39-1, Amendment of FASB Interpretation No. 39. FSP FIN 39-1 modifies FIN 39, Offsetting of Amounts Related to Certain Contracts, and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Effective for the quarter ended December 31, 2007, the Company elected to adopt FIN FSP 39-1, which changed its accounting policy related to netting of customer cash collateral balances against financial instruments where a right of setoff exists with the same counterparty under master netting agreements. The Company believes that it is preferable to net these balances against each other in order to better present the Company’s exposure related to financial instruments and customer balances. The consolidated balance sheet and consolidated cash flow statement as of September 30, 2007 have been adjusted to reflect the netting of $60.8 million in balances payable to customers representing cash collateral offset against financial instruments executed with the same counterparty under master netting agreements.

In December 2006, the FASB issued EITF 00-19-2, Accounting for Registration Payment Arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. EITF 00-19-2 was effective for fiscal years beginning after December 15, 2006. We adopted EITF 00-19-2 with effect from October 1, 2007. The adoption has not had a material impact on our consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements Not Yet Adopted

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active. FSP FAS 157-3 is consistent with the joint press release the FASB issued with the Securities and Exchange Commission on September 30, 2008, which provides general clarification guidance on determining fair value under FASB 157 when markets are inactive. FSP FAS 157-3 specifically addresses the use of judgment in determining whether a transaction in a dislocated market represents fair value, the inclusion of market participant risk adjustments when an entity significantly adjusts observable market data based on unobservable inputs, and the degree of reliance to be placed on broker quotes or pricing services. FSP FAS 157-3 is effective October 10, 2008 and should be applied prospectively. We do not believe that FSP FAS 157-3 will have a significant effect on our current fair value measurements.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. FSP FAS 133-1 and FIN 45-4 require enhanced disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument, and require additional disclosure about the current status of the payment/performance risk of a guarantee. FSP FAS 133-1 and FIN 45-4 are effective for our 2009 fiscal first quarter financial statements as of December 31, 2008. We are currently evaluating the potential impact of the adoption of FSP FAS 133-1 and FIN 45-4 on disclosures in our financial statements.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We will adopt FSP EITF 03-6-1 for our 2010 fiscal year. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. However, early application of the provisions in this FSP is prohibited. We are currently evaluating the potential impact of the adoption of FSP 03-6-1 on our results of operations.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We will adopt FSP FAS 142-3 for our 2010 fiscal year. We are currently evaluating the potential impact that the adoption of FSP 142-3 will have on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal periods beginning after November 15, 2008. We will adopt SFAS No. 161 effective January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS No. 161 on disclosures in our financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157. FSP 157-2 deferred the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. As a result of FSP 157-2, we will adopt SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities beginning with the first quarter of our fiscal year 2010. We are currently evaluating the potential impact that the adoption of SFAS No. 157 will have on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and earlier adoption is prohibited. SFAS No. 160 will be effective for us for our 2010 fiscal year and will be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively. We are currently evaluating the potential impact that the adoption of SFAS No. 160 will have on our consolidated financial position, results of operations and cash flows.

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

Note 2 – Earnings (Loss) per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method for options and restricted stock, and the if-converted method for convertible debt. Dilutive potential common shares include outstanding stock options, restricted stock, and convertible debt. The components of basic and diluted earnings per share are as follows:

Year Ended September 30,	2008	2007	2006
(In millions, except share amounts)
Numerator:
Income from continuing operations	$29.2	$(4.3)	$3.5
Add: Interest on convertible debt, net of tax	1.4	—	—

Diluted income (loss) from continuing operations	30.6	(4.3)	3.5
Less: loss from discontinued operations	(1.4)	(0.2)	—

Diluted net income (loss)	$29.2	$(4.5)	$3.5

Denominator:
Weighted average number of:
Common shares outstanding	8,434,976	8,086,837	7,636,808
Dilutive potential common shares outstanding:
Share-based awards	492,663	—	750,953
Convertible debt	974,067	—	—

Diluted weighted-average shares	9,901,706	8,086,837	8,387,761

For fiscal years 2008 and 2006, options to purchase 121,341 shares and 10,000 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. No options to purchase shares of common stock were considered in the calculation of diluted loss per share for the year ended September 30, 2007 because there was a net loss for the period and therefore their inclusion would have been anti-dilutive. For fiscal years 2007 and 2006, 981,547 and 1,058,824 shares, respectively, were excluded from the calculation of diluted earnings per share for convertible subordinated notes payable as they would have been anti-dilutive under the if-converted method.

Note 3 – Consolidation of the ICCAF Fund

The Company has an investment in the INTL Consilium Convertible Arbitrage Fund (‘the ICCAF fund’). On June 1 and September 1, 2008, the Company made additional investments in the ICCAF fund, increasing its interest to 73%. Under the provisions of FIN 46 (R) the Company was required to consolidate the ICCAF fund as a variable interest entity effective June 1, 2008. Accordingly, the minority interest shown in the balance sheet and income statement for 2008 also includes the minority interests of the ICCAF fund with effect from June 1, 2008. The creditors of the ICCAF fund have no recourse to the general assets of the Company.

The following table presents a condensed balance sheet of ICCAF at June 1, 2008, the date of consolidation for the ICCAF fund, and at September 30, 2008:

(In millions)	ICCAF as of June 1, 2008 (unaudited)	ICCAF as of September 30, 2008
Cash and cash equivalents	$16.4	$—
Financial instruments owned	44.9	77.1
Other assets	0.4	0.3

Total assets	61.7	77.4

Accounts payable	1.0	0.5
Financial instruments sold, not yet purchased	42.6	49.0
Other liabilities	—	7.8

Total liabilities	43.6	57.3

Equity	18.1	20.1

Total liabilities and equity	$61.7	$77.4

Note 4 – Other Revenues, net

Other revenue is comprised of the following:

(In millions)
Year Ended September 30,	2008	2007	2006
Fees and commissions	$6.2	$3.7	$0.6
Dividend expense, net	(0.2)	(0.2)	(0.1)
Interest income	3.1	0.9	0.4
Other	0.6	0.7	0.7

Total other revenues, net	$9.7	$5.1	$1.6

Note 5 – Receivable from Customers, net

Receivable from customers, net includes a provision for bad debts, which reflects our best estimate of probable losses inherent in the receivable from customers, net. We determine the balance based on a specific identification basis. The Company established a bad debt provision of $1.2 million during the fiscal quarter ended March 31, 2008, arising from the failure of a customer to meet its obligations under a contract with the Company. The total amount payable by the customer was $2.4 million. In the fiscal quarter ended September 30, 2008, based upon specific circumstances for this particular customer, the Company increased its bad debt provision by a further $1.2 million, bringing the provision for bad debts to $2.4 million at September 30, 2008 in order to fully provide for the balance due from this customer. Bad debt expense of $2.4 million for fiscal 2008 is included in ‘other’ under the non-interest expenses section of the income statement.

Note 6 – Financial Instruments Owned and Financial Instruments Sold, Not yet Purchased, at Market Value

Financial instruments owned and financial instruments sold, not yet purchased consisted of trading and investment financial instruments at market values, as follows:

September 30,	2008		2007
(In millions)	Owned	Sold, not yet purchased	Owned	Sold, not yet purchased
Common stock and ADR’s	$18.3	$5.8	$20.3	$10.3
Exchangeable foreign ordinary equities and ADR’s	35.0	35.1	30.0	30.1
Corporate and municipal bonds	80.2	44.6	9.5	—
Foreign government obligations	0.8	—	0.2	—
U.S. Treasury Bonds under total return swap transactions	—	—	—	21.9
Derivatives	31.5	13.3	66.8	72.6
Commodities	49.9	52.7	18.8	28.9
U.S. Government obligations	0.5	—	0.1	—
Mutual funds, proprietary securitized trusts and other	1.8	—	1.3	—

	$218.0	$151.5	$147.0	$163.8

The significant increase in corporate and municipal bond balances between September 30, 2007 and September 30, 2008 relates to the consolidation of the assets and liabilities of the INTL Consilium Convertible Arbitrage Fund with effect from the quarter ended June 30, 2008 (see Note 3).

Note 7 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements at September 30, 2008 at the fair values of the related financial instruments. The Company will incur losses if the market value of the financial instruments increases subsequent to September 30, 2008. The total of $159.0 million at September 30, 2008 includes $20.0 million for derivative contracts, which represent a liability to the Company based on their fair values as of September 30, 2008.

Listed below are the fair values of trading-related derivatives. Assets represent net unrealized gains and liabilities represent net unrealized losses.

September 30,	2008		2007
(In millions)	Assets	Liabilities	Assets	Liabilities
Equity index derivatives	$1.8	$0.2	$0.1	$—
Interest rate derivatives	—	0.5	—	—
Commodity price derivatives	29.7	12.6	66.7	72.6

	$31.5	$13.3	$66.8	$72.6

The derivatives as of September 30, 2008 mature as follows:

	Assets				Liabilities
(In millions)	Total	Maturing in Fiscal 2009	Maturing in Fiscal 2010	Maturing 2011 & Later	Total	Maturing in Fiscal 2009	Maturing in Fiscal 2010	Maturing 2011 & Later
Equity index derivatives	$1.8	$0.9	$0.1	$0.8	$0.2	$—	$—	$0.2
Interest rate derivatives	—	—	—	—	0.5	—	—	0.5
Commodity price derivatives	29.7	29.7	—	—	12.6	12.6	—	—

	$31.5	$30.6	$0.1	$0.8	$13.3	$12.6	$—	$0.7

Commodity price derivatives:
Base metals	$14.5	$14.5	$—	$—	$3.4	$3.4	$—	$—
Precious metals	$15.2	$15.2	$—	$—	$9.2	$9.2	$—	$—

The Company’s derivative contracts are principally held in its commodities business segment. The Company assists its commodities customers in protecting the value of their future production by entering into option or forward agreements with them on an OTC basis. The Company also provides its commodities customers with sophisticated option products, including combinations of buying and selling puts and calls. The Company mitigates its risk by effecting offsetting trades with market counterparties. The risk mitigation of these offsetting trades is not within the documented hedging designation requirements of SFAS No. 133.

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

In the normal course of business, the Company purchases and sells financial instruments and foreign currencies as a principal. If either the customer or counterparty fails to perform, the Company may be required to discharge the obligations of the nonperforming party. In such circumstances, the Company may sustain a loss if the market value of the financial instrument or foreign currency is different from the contract value of the transaction.

The majority of the Company’s transactions and, consequently, the concentration of its credit exposure is with customers, broker-dealers and other financial institutions. These activities primarily involve collateralized and uncollateralized arrangements and may result in credit exposure in the event that a customer or counterparty fails to meet its contractual obligations. The Company's exposure to credit risk can be directly impacted by volatile financial markets, which may impair the ability of customers or counterparties to satisfy their contractual obligations. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits based upon a review of the customers’ and counterparties’ financial condition and credit ratings. The Company monitors collateral levels on a daily basis for compliance with regulatory and internal guidelines and requests changes in collateral levels as appropriate.

Note 8 – Physical Commodities Inventory

September 30,	2008	2007
(In millions)
Commodities in process	$5.5	$10.8
Finished commodities	51.9	28.6

	$57.4	$39.4

Physical commodities inventory is stated at the lower of cost or market value, determined using the specific identification weighted average price method. Commodities in process include commodities in the process of being recycled. At September 30, 2008, $54.9 million of physical commodities inventory served as collateral under one of the Company’s credit facilities, as detailed further in Note 14.

Note 9 – Trust Certificates and Total Return Swap

During the quarter ended December 31, 2004, the Company entered into a series of financial transactions (the ‘Transactions’) with an unaffiliated financial institution for a transaction fee. These Transactions involved three distinct and simultaneous steps:

•

the acquisition by the Company of beneficial interests (‘Trust Interests’) in certain trusts (the ‘Trusts’) in exchange for the assumption of a liability to deliver securities, at a transaction value of $29.7 million. This step did not require any prior purchase or delivery of securities by the Company. The Trusts were previously established by the financial institution to hold a variety of real estate assets;

•	the entry into a repurchase agreement under the terms of which the Company notionally repurchased these undelivered securities for cash, at a price of $29.7 million;

•	the entry into a total return swap (‘TRS’) agreement.

Under the TRS agreement the Company received, on a notional basis, the cash amount of $29.7 million as collateral for the potential liability of the financial institution to the Company.

The net result is that the Company initially reported the effects of a) above as an increase in assets represented by the Trust Interests, and the assumption of a liability to deliver securities, at the initial transaction value of $29.7 million. Over time, as the values of the Trust Interests and securities deliverable changed as a result of changes in value or the sale of the Trust Interests, the Company recorded equal and offsetting changes in the values of the TRS receivables or payables.

During the quarter ended December 31, 2007, the remaining Trust Interests were sold by the Company in exchange for the release of its obligation to deliver to the buyer United States Government strip bonds maturing February 15, 2008, at fair value of $22.1 million. As anticipated, the only impact of the transactions on the Company’s net income and cash flow was the receipt of fee revenue.

Note 10 – Property and Equipment, net

September 30,	2008	2007
(In millions)
Property and equipment
Furniture, fixtures and equipment	$3.2	$2.6
Building	0.6	0.6
Leasehold improvements	1.1	0.7

Total property and equipment	4.9	3.9
Less: Accumulated depreciation and amortization	(2.4)	(1.5)

Property and equipment, net	$2.5	$2.4

Property and equipment, net are stated at cost and are net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. During fiscal years 2008, 2007, and 2006, depreciation expense was $0.8 million, $0.5 million, and $0.3 million, respectively.

Note 11 – Goodwill

The Company acquired the Gainvest group of companies (“INTL Gainvest”), specialists in local markets securitization and asset management in Argentina, Brazil and Uruguay, in May 2007. Pursuant to this acquisition, the Company made a payment of $1.4 million to the sellers on June 1, 2008 equal to 25% of the aggregate revenues of INTL Gainvest earned for the year ended April 30, 2008, which has been recorded as additional goodwill. The Company is obligated to make a further payment on June 1, 2009 equal to 25% of the aggregate revenues that INTL Gainvest will earn during the year ending April 30, 2009. The revenues on which the 25% is calculated are subject to a minimum threshold of $5.5 million and a maximum ceiling of $11 million for the year ending April 30, 2009. As of September 30, 2008, the aggregate revenues of INTL Gainvest since May 1, 2008 had not exceeded the minimum threshold of $5.5 million for the year ending April 30, 2009. An amount equal to 25% of INTL Gainvest’s revenues for the year ending April 30, 2009 will be recorded as additional goodwill if and when the minimum revenue threshold is achieved.

Goodwill allocated to the Company’s operating segments is as follows:

September 30,	2008	2007
(In millions)
International debt capital markets	$2.5	$1.0
Foreign exchange trading	6.3	6.3

Goodwill	$8.8	$7.3

Note 12 – Intangible Assets

September 30,	2008	2007
(In millions)
Intangible assets
Noncompete agreement	$0.4	$0.4
Trade name	0.6	0.6
Customer base	0.2	0.2
Other	—	0.1

Total intangible assets	1.2	1.3
Less: Accumulated amortization	(0.6)	(0.5)

Intangible assets, net	$0.6	$0.8

Amortization expense amounted to $0.2 million, $0.3 million, and $0.1 million for the years ended September 30, 2008, 2007 and 2006, respectively. Estimated future amortization expense based on existing intangible assets is $0.2 million, $0.2 million, $0.1 million, and $0.1 million for the years ended September 30, 2009, 2010, 2011 and 2012, respectively. For fiscal 2008 and 2007, all of the unamortized intangible assets were allocated to its international debt and capital markets segment.

Note 13 – Related Party Transactions

As of September 30, 2008, the Company had investments valued at $14.6 million in two hedge funds managed by INTL Consilium, LLC (‘INTL Consilium’), including $13.9 million in the ICCAF fund. The ICCAF fund has been consolidated and included within the results of the Company effective June 1, 2008 (see Note 3). The Company owns a 50.1% interest in INTL Consilium. The Company also has an investment valued at $11.2 million in the INTL Trade Finance Fund Limited, a fund managed by the Company’s wholly-owned subsidiary, INTL Capital Limited. This fund invests primarily in global trade finance-related assets. The Company’s investments in unconsolidated funds are included in ‘Investment in managed funds, at fair value’ on the balance sheet.

One of the Company’s principal shareholders made an investment, valued at approximately $60 million as of September 30, 2007, in a hedge fund managed by INTL Consilium. An executive of this shareholder is a director of the Company. This shareholder redeemed its remaining investment during fiscal 2008.

Note 14 – Payable to Lenders under Loans and Overdrafts

As of September 30, 2008 the Company had four credit facilities under which the Company may borrow up to $200 million, subject to certain conditions. Interest expense related to the Company’s credit facilities was approximately $5.5 million, $5.1 million and $1.4 million for the years ended September 30, 2008, 2007 and 2006, respectively.

The Company’s four credit facilities at September 30, 2008 consisted of the following:

•

A one-year, renewable, revolving syndicated committed loan facility established on June 27, 2008 under which the Company’s wholly-owned subsidiary, INTL Commodities, Inc. (‘INTL Commodities’) is entitled to borrow up to $125 million, subject to certain conditions. There are six commercial banks that are the underlying lenders within the syndicate group. The loan proceeds are used to finance the activities of INTL Commodities and are secured by its assets. The interest rate for the facility depends on the ratio of borrowings to equity and ranges between 2.00% and 2.25% over the federal funds rate (2.03% at September 30, 2008) or over the LIBOR rate for the applicable term, at the Company’s election.

•

A demand facility established on March 5, 2008, under which the Company’s Dubai joint venture, INTL Commodities DMCC, may borrow up to $15 million, subject to certain conditions. The facility is secured by inventory and receivables.

•

Two additional lines of credit with a commercial bank under which the Company may borrow up to $60 million, subject to certain conditions. One of these lines of credit totaling $25 million is secured by certain of the Company’s assets and carries a rate of 2.25% over the one-month London Interbank Offered Rates (‘LIBOR’) (approximately 3.93% at September 30, 2008). The other line of credit totaling $35 million is secured by a pledge of shares held in certain of the Company’s foreign subsidiaries and carries an interest rate of 2.40% over one-month LIBOR.

At September 30, 2008, the Company had the following credit facilities and outstanding borrowings:

Security	Maturity Date	Maximum Amount	Amount Outstanding
Certain foreign exchange assets	December 31, 2009	$25.0	$9.0
Certain pledged shares	December 31, 2009	35.0	31.0
Certain commodities assets	On demand	15.0	9.8
Certain commodities assets	June 27, 2009	125.0	70.0

		$200.0	$119.8

The Company has entered into two interest rate swap transactions totaling $100 million, in order to hedge potential changes in cash flows resulting from our variable rate LIBOR based borrowings. Effective from the fourth quarter, these interest rate swaps have been classified under SFAS NO. 133 as cash flow hedges. The effective portion of the swap’s gain or loss was $0.8 million for fiscal 2008 and has been reported as a component of OCI. This balance will subsequently be recognized in earnings when the hedged exposure affects earnings. The ineffective portion of the swap gain or loss was less than $0.1 million for fiscal 2008.

Note 15 – Convertible Subordinated Notes and Debt Issuance Costs

The Company had $16.8 million and $25.0 million in aggregate principal amount of the Company’s senior subordinated convertible notes due 2011 (‘Notes’) outstanding as of September 30, 2008 and 2007, respectively. The Notes are general unsecured obligations of the Company and bear interest at the rate of 7.625% per annum, payable quarterly in arrears. Debt issuance costs are net of accumulated amortization of $0.6 million and $0.3 million at September 30, 2008 and 2007, respectively. Amortization charged to interest expense in the condensed consolidated statements of operations was $0.3 million for fiscal years 2008 and 2007, respectively.

During September 2008, Notes with a principal balance of $8.2 million and accrued interest of $0.1 million were converted into 325,755 common shares at the election of the Note holders. As of September 30, 2008, the Notes are convertible by the holders into 661,294 shares of common stock of the Company, at a conversion price of $25.47 per share. If the dollar-volume weighted average price of the common stock exceeds $38.25, subject to certain adjustments, for any twenty out of thirty consecutive trading days, the Company has the right to require the holders of the Notes to convert all or any portion of the Notes into shares of Common Stock at the then-applicable conversion price.

In the event that the Consolidated Interest Coverage Ratio for the 12 months preceding the end of any fiscal quarter is less than 2.0, the interest rate on the Notes will be increased by 2.0% to 9.625% per annum, effective as of the first day of the following fiscal quarter. Through the quarter ended September 30, 2008, no such increase has been necessary. Holders may redeem their Notes at par if the interest coverage ratio set forth in the Notes is less than 2.75 for the twelve-month period ending December 31, 2009.

The Company entered into a separate Registration Rights Agreement with the holders of the Notes, under which the Company was required to file with the U.S. Securities and Exchange Commission (‘the SEC’) a Registration Statement on Form S-3 within a specified period of time. The Registration Statement was declared effective by the SEC on October 24, 2006. The Company is required, under the Registration Rights Agreement, to maintain the effectiveness of the Registration Statement, failing which it could become liable to pay holders of the Notes liquidated damages of 1% of the value of the Notes upon a failure to maintain effectiveness of the Registration Statement, plus a further 1% for every 30 days that it remains ineffective thereafter, up to an aggregate maximum of 10% of the value of the Notes. At September 30, 2008 the Company was in compliance with its requirements under the Registration Rights Agreement.

Note 16 – Commitments and Contingencies

The Company is obligated under various noncancelable operating leases for the rental of office facilities, service obligations and certain office equipment, and accounts for these lease obligations on a straight line basis. The expense associated with operating leases amounted to $2.4 million, $2.1 million and $1.1 million for fiscal years 2008, 2007 and 2006, respectively. The expenses associated with the operating leases and service obligations are reported in the income statement within occupancy and equipment rental, clearing and related and other expenses.

Future aggregate minimum lease payments under noncancelable operating leases as of September 30, 2008 are as follows:

Year ending September 30, (In millions)
2009	$1.9
2010	0.9
2011	0.6
2012	0.5
2013	0.2
Thereafter	—

$4.1

The Company earns performance fees in its investment management segment which are recorded based on estimates of fees due at each period-end date. These include estimated performance fees based on the amount that would be due under the formula for exceeding performance targets as of the period-end date. This revenue may be at risk due to future performance contingencies. At September 30, 2008 there were no accrued performance fees which would be considered to be at risk.

As discussed in Note 11 – Goodwill, the Company has a contingent liability relating to the acquisition of INTL Gainvest which may result in the payment of additional consideration in June 2009.

As discussed in Note 15 – Convertible Subordinated Notes and Debt Issuance Costs, the Notes may be converted into shares of common stock of the Company at any time by the holders. The Notes also contain a provision to increase the interest rate by 2%, subject to certain conditions measured on a quarterly basis.

Note 17 – Capital and Other Regulatory Requirements

Our wholly-owned subsidiary INTL Trading, Inc. (‘INTL Trading’) is a registered broker dealer and member of the Financial Industry Regulatory Authority (“FINRA”) and is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital, and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. Equity capital may not be withdrawn if the resulting net capital ratio would exceed 10 to 1. At September 30, 2008, INTL Trading’s net capital was $1.5 million, which was $0.5 million in excess of its minimum requirement.

Another subsidiary, INTL Capital Limited (‘INTL Capital’), is regulated by the Dubai Financial Services Authority, in the United Arab Emirates, and was subject to a minimum capital requirement of approximately $0.5 million as of September 30, 2008.

Note 18 – Employee Stock-Based Compensation and Savings Plans

Stock-based compensation expense is included within Compensation and benefits in the income statements and totaled $0.8 million and $0.7 million for 2008 and 2007, respectively. The pro forma effect of expensing stock options for 2006 was $0.5 million.

Stock Option Plans

The Company sponsors a stock option plan for its directors, officers, employees and consultants. At September 30, 2008, 464,559 shares were authorized for future grant under our stock plan. Awards that expire or are canceled generally become available for issuance again under the plan. We settle stock option exercises with newly issued shares of common stock.

Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted average assumptions:

Year Ended September 30,	2008	2007	2006
Expected stock price volatility	61%	66%	84%
Expected dividend yield	0%	0%	0%
Risk free interest rate	3.17%	4.54%	4.36%
Average expected life (in years)	2.96	3.50	2.49

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

The following is a summary of stock option activity through September 30, 2008:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2007	493,392	812,006	$6.70	3.78	$13.3

Granted	(59,382)	59,382	$27.49
Exercised		(256,632)	$5.46
Forfeited	7,149	(7,149)	$16.90
Expired	23,400	(23,400)	$4.75

Balances at September 30, 2008	464,559	584,207	$9.31	3.27	$8.6

Exercisable at September 30, 2008		438,794	$4.99	3.58	$8.4

Total compensation cost not yet recognized for non-vested stock option awards is $0.8 million at September 30, 2008 and has a weighted average period of 1.33 years over which the compensation expense is expected to be recognized. The total intrinsic value of options exercised during fiscal years 2008, 2007 and 2006 was $5.3 million, $3.8 million, and $1.4 million, respectively.

The options outstanding as of September 30, 2008 are as follows:

Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)
$ — - $ 5.00	342,799	$2.41	4.22
5.00 - 10.00	45,187	$7.90	0.82
10.00 - 15.00	61,833	$10.14	1.18
15.00 - 20.00	—	$—	—
20.00 - 25.00	35,818	$23.21	2.52
25.00 - 30.00	97,094	$28.26	2.67
30.00 - 35.00	1,476	$34.25	3.84

Outstanding, September 30, 2008	584,207

Restricted Stock Plan

The Company sponsors a stock plan for its directors, officers and employees. At September 30, 2008, 657,184 shares were authorized for future grant under our restricted stock plan. Awards that expire or are canceled generally become available for issuance again under the plan. We settle restricted stock with newly issued shares of common stock.

The following is a summary of all restricted stock activity through September 30, 2008:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2007	733,516	16,484	$21.97	2.70	$0.4

Granted	(85,738)	85,738	$26.56
Vested		(8,419)	$23.31
Forfeited	9,406	(9,406)	$26.38

Balances at September 30, 2008	657,184	84,397	$26.01	2.25	$2.0

Total compensation cost not yet recognized for non-vested stock awards is $1.7 million at September 30, 2008 and has a weighted average period of 2.25 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.

Savings Plans

The Company has a Savings Incentive Match Plan for Employees IRA (‘SIMPLE IRA’). Participating U.S. employees may contribute up to 100% of their salary, but not more than statutory limits. We contribute a dollar for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant’s earnings. Our U.K. based employees are eligible to participate in a defined contribution pension plan (‘pension plan’). The Company contributes double the employees contribution up to 10% of total base salary for this plan. For both plans, employees are 100% vested in both the employee and employer contributions at all times. For fiscal years 2008, 2007 and 2006, the employer contribution to savings plans was $0.5 million, $0.4 million and $0.3 million, respectively.

Note 19 – Preferred Stock

The Company is authorized to issue one million shares of its preferred stock at a par value of $.01 per share. As of September 30, 2008 and 2007, no preferred shares were outstanding and the Board of Directors had not yet determined the specific rights and privileges of these shares.

Note 20 – Taxes

The components of the provision for income taxes were as follows:

(In millions) Year Ended September 30,	2008	2007	2006
Current Taxes:
U.S. Federal	$7.3	$0.9	$(1.1)
U.S. State and Local	0.8	0.3	(0.3)
International	2.1	3.2	1.5

Current taxes	10.2	4.4	0.1
Deferred taxes	7.8	(6.4)	1.6

Income tax expense (benefit)	$18.0	$(2.0)	$1.7

U.S. and international components of income before income taxes was as follows:

(In millions) Year Ended September 30,	2008	2007	2006
U.S.	$42.4	$(14.6)	$0.2
International	5.2	8.9	5.1

Income before income tax and minority interest	$47.6	$(5.7)	$5.3

Items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

Year Ended September 30,	2008	2007	2006
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
U.S. State income taxes	3.1%	9.6%	0.6%
Foreign earnings taxed at higher (lower) rates	0.6%	(2.3)%	(2.4)%
Stock-based compensation expense	0.3%	(3.6)%	0.0%
Non-deductible meals and entertainment	0.1%	(0.8)%	0.7%
Other reconciling items	(0.3)%	(2.1)%	0.0%

Effective rate	37.8%	34.8%	32.9%

The components of deferred income tax assets and liabilities were as follows:

(In millions) September 30,	2008	2007
Deferred income tax assets:
Stock-based compensation expense	$0.3	$0.1
Federal and State net operating loss carryforwards	—	6.4
Worthless security deduction	1.0	—
Unrealized loss on inventory	0.4	—
AMT credit carryforward	0.1	0.1
Foreign tax credit carryforward	0.1	0.1

Deferred income tax assets	$1.9	$6.7

Deferred income tax liabilities:
Partnership tax basis timing difference	$(0.1)	$(0.4)
Unrealized gain on OTC derivatives	(3.8)	(0.7)

Deferred income tax liabilities	(3.9)	(1.1)

Net deferred income tax (liabilities) assets	$(2.0)	$5.6

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

The total amount of undistributed earnings in the Company’s foreign subsidiaries, for income tax purposes, was approximately $14.6 million at September 30, 2008. It is the Company’s current intention to reinvest undistributed earnings of its foreign subsidiaries in the foreign jurisdictions, resulting in the indefinite postponement of the remittance of those earnings. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company. For the same reason, it is not practicable to calculate the unrecognized deferred tax liability on those earnings.

Income taxes paid were $9.4 million in fiscal year 2008, $1.7 million in fiscal year 2007, and $3.2 million in fiscal year 2006.

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

The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction, various states, and various foreign jurisdictions. During the fourth quarter, we completed a review by the Internal Revenue Service (‘IRS’) for fiscal year 2006 which resulted in offsetting changes to our current taxes payable and our provision for deferred taxes but had no effect on our recorded tax expense.

Note 21 – Discontinued Operations

On August 1, 2008, the Company notified the employees of its Hong Kong subsidiary, INTL Global Currencies (Asia) Ltd., of its intention to discontinue its foreign exchange margin trading operations. As of September 30, 2008, the Company was in the process of effecting the orderly liquidation of this subsidiary, which is expected to be completed before the end of the first quarter of fiscal 2009. The Company incurred losses before taxes of $2.4 million and $0.2 million in this subsidiary during fiscal years 2008 and 2007, respectively. The Company expects to realize a tax benefit of $1.0 million for the 2008 fiscal year. The results of operations for INTL Global Currencies (Asia) Ltd., which were previously included in the foreign exchange trading segment, are included within discontinued operations on the income statement for all periods presented.

Note 22 – Quarterly Financial Information (Unaudited)

The Company has set forth certain unaudited financial data for the twelve quarters in fiscal years 2008, 2007 and 2006 in the table below:

(In millions, except per share amounts) Quarter Ended	December 31	January 31	March 31	September 30
Fiscal Year 2008
Operating revenues	$42.0	$32.7	$30.9	$21.8
Interest expense	3.0	2.8	2.4	3.0

Net revenues	39.0	29.9	28.5	18.8
Total non-interest expenses	16.9	18.4	16.5	16.8
Income tax expense	8.2	4.3	4.6	0.9
Minority interest	0.8	0.5	0.2	(1.1)

Income from continuing operations	13.1	6.7	7.2	2.2
Loss from discontinued operations	0.2	0.7	0.4	0.1

Net income	$12.9	$6.0	$6.8	$2.1

Net basic earnings (loss) per share	$1.56	$0.71	$0.80	$0.24
Net diluted earnings (loss) per share	$1.35	$0.64	$0.72	$0.23

Fiscal Year 2007
Operating revenues	$9.2	$14.8	$9.5	$20.1
Interest expense	1.5	1.8	2.5	3.6

Net revenues	7.7	13.0	7.0	16.5
Total non-interest expenses	9.7	11.8	12.6	15.8
Income tax expense	(0.8)	0.5	(2.0)	0.3
Minority interest	0.2	0.1	0.1	0.2

Income from continuing operations	(1.4)	0.6	(3.7)	0.2
Loss from discontinued operations	—	—	0.1	0.1

Net income	$(1.4)	$0.6	$(3.8)	$0.1

Net basic earnings (loss) per share	$(0.19)	$0.08	$(0.46)	$0.01
Net diluted earnings (loss) per share	$(0.19)	$0.08	$(0.46)	$0.01

Fiscal Year 2006
Operating revenues	$8.4	$9.0	$14.1	$4.4
Interest expense	0.5	0.5	0.6	0.5

Net revenues	7.9	8.5	13.5	3.9
Total non-interest expenses	6.2	6.8	8.2	7.3
Income tax expense	0.6	0.6	2.0	(1.5)
Minority interest	—	—	—	0.1

Income from continuing operations	1.1	1.1	3.3	(2.0)
Loss from discontinued operations	—	—	—	—

Net income	$1.1	$1.1	$3.3	$(2.0)

Net basic earnings (loss) per share	$0.14	$0.14	$0.43	$(0.25)
Net diluted earnings (loss) per share	$0.13	$0.13	$0.39	$(0.25)

Note 23 – Segment Information

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

The Company records all of its physical commodities revenues on a gross basis. Operating revenues and losses from the Company’s commodities derivatives activities are recorded in ‘Net dealer inventory and investment gains’. All of the Company’s other businesses report their revenues on a net basis. Inventory for the commodities business is stated at the lower of cost or market value, under the provisions of ARB No. 43. The Company generally mitigates the price risk associated with commodities held in inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under GAAP. In such situations, unrealized gains in inventory are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP. Additionally, GAAP does not require us to reflect changes in the estimated values of forward commitments to purchase or sell commodities. As a result, the Company’s reported earnings from commodities trading are subject to significant volatility.

International Debt Capital Markets

The Company arranges international debt transactions and asset backed securitizations for issuers located primarily in emerging markets. These transactions include bond issues, syndicated loans, and asset backed securitizations, as well as forms of other negotiable debt instruments. The revenues, expenses, assets and liabilities relating to the Trust Certificate and Total Return Swap discussed in Note 9 are included in this segment.

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

Inter-segment revenues, charges, receivables and payables are eliminated between segments, except revenues and costs related to foreign currency transactions undertaken on an arm’s length basis by the foreign exchange trading business for the equity, commodities trading and debt trading businesses. The foreign exchange trading business competes for this business as it does for any other business. If its rates are not competitive the equity, commodities trading and debt trading businesses buy or sell their foreign currency through other market counter-parties. The profit or loss made by the foreign exchange trading business on these transactions is not quantifiable.

Information concerning operations in these segments of business is as follows:

(In millions) Year Ended September 30,	2008	2007	2006
Total revenues:
International equities market-making	$33.9	$27.5	$18.0
Foreign exchange trading	23.8	14.2	12.9
Commodities trading	18,281.2	4,397.5	441.5
International debt capital markets	4.3	6.4	2.4
Asset management	12.2	14.0	1.3
Other	3.5	0.7	0.4

Total	$18,358.9	$4,460.3	$476.5

Operating revenues:
International equities market-making	33.9	27.5	18.0
Foreign exchange trading	23.8	14.2	12.9
Commodities trading	49.7	(9.2)	0.9
International debt capital markets	4.3	6.4	2.4
Asset management	12.2	14.0	1.3
Other	3.5	0.7	0.4

Total	$127.4	$53.6	$35.9

Net contribution (loss):
(Revenues less cost of sales, clearing and related expenses, variable bonus compensation and bad debt expense):
International equities market-making	$17.6	$13.8	$9.3
Foreign exchange trading	17.7	11.1	9.9
Commodities trading	45.2	(12.0)	(0.5)
International debt capital markets	3.8	4.6	2.0
Asset management	9.4	12.3	0.8
Other	3.3	0.6	0.4

Total	$97.0	$30.4	$21.9

Reconciliation of net contribution (loss) to income (loss) before income tax and minority interest:
Net contribution allocated to segments	$97.0	$30.4	$21.9
Costs not allocated to operating segments	49.4	36.1	16.6

Income (loss) before income tax and minority interest	$47.6	$(5.7)	$5.3

As of September 30,	2008	2007
Total assets:
International equities market-making	$48.9	$49.6
Foreign exchange trading	52.9	61.3
Commodities trading	205.3	166.7
International debt capital markets	11.2	27.2
Asset management	114.4	49.8
Other	5.3	6.6

Total	$438.0	$361.2

Exhibit Index

Exhibit Number	Description
21	List of the Company’s subsidiaries.

23.1	Consent of Rothstein, Kass & Company, P.C.

23.2	Consent of Rothstein, Kass & Company, P.C.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.