Form 10-Q
period 2008-12-31
INTERNATIONAL ASSETS HOLDING CORP
filed 2009-02-09
CIK 913760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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

As of February 5, 2008, there were 9,037,339 shares of the registrant’s common stock outstanding.

INTERNATIONAL ASSETS HOLDING CORPORATION

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except par value and share amounts)	December 31, 2008	September 30, 2008
	(Unaudited)
ASSETS
Cash	$36.5	$48.2
Cash and cash equivalents deposited with brokers, dealers and clearing organization	21.7	14.6
Receivable from brokers, dealers and clearing organization	18.6	20.2
Receivable from customers, net	51.5	49.2
Financial instruments owned, at fair value	166.8	218.0
Physical commodities inventory, at cost	42.0	57.4
Investment in managed funds, at fair value	12.5	11.9
Deferred income taxes	6.0	—
Property and equipment, net	2.2	2.5
Intangible assets, net	0.6	0.6
Goodwill	8.8	8.8
Debt issuance costs, net	0.5	0.6
Other assets	4.8	6.0

Total assets	$372.5	$438.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$3.4	$4.3
Financial instruments sold, not yet purchased, at fair value	81.5	151.5
Payable to lenders under loans and overdrafts	104.2	119.8
Payable to brokers, dealers and clearing organization	11.1	25.0
Payable to customers	56.0	26.3
Accrued compensation and benefits	6.1	8.0
Income taxes payable	9.3	1.0
Deferred income taxes	—	2.0
Other long-term liabilities	0.5	0.4

	272.1	338.3
Convertible subordinated notes payable, net	16.7	16.8

Total liabilities	288.8	355.1

Commitments and contingencies (see Note 12)
Minority owners’ interest in consolidated entities	9.2	8.1

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 17,000,000 shares; 9,045,096 issued and 9,033,839 outstanding at December 31, 2008 and 8,928,711 issued and outstanding at September 30, 2008	0.1	0.1
Common stock in treasury, at cost - 11,257 shares at December 31, 2008	(0.1)	—
Additional paid-in capital	49.4	48.9
Retained earnings	30.0	26.7
Accumulated other comprehensive loss	(4.9)	(0.9)

Total stockholders’ equity	74.5	74.8

Total liabilities and stockholders’ equity	$372.5	$438.0

See accompanying notes.

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Income Statements

(Unaudited)

	Three Months Ended December 31,
(In millions, except share and per share amounts)	2008	2007
Revenues:
Sales of physical commodities	$10,506.3	$2,123.8
Net dealer inventory and investment gains	25.3	30.2
Asset management fees	1.5	4.7
Other	3.1	1.9

Total revenues	10,536.2	2,160.6
Cost of sales of physical commodities	10,506.6	2,118.6

Operating revenues	29.6	42.0
Interest expense	2.3	3.0

Net revenues	27.3	39.0

Non-interest expenses:
Compensation and benefits	13.6	10.6
Clearing and related expenses	4.9	3.8
Occupancy and equipment rental	0.4	0.4
Professional fees	0.8	0.5
Depreciation and amortization	0.2	0.2
Business development	0.5	0.7
Insurance	0.1	0.1
Other	0.8	0.6

Total non-interest expenses	21.3	16.9

Income before income tax and minority interest	6.0	22.1
Income tax expense	2.5	8.2

Income before minority interest	3.5	13.9
Minority interest in income of consolidated entities	0.2	0.8

Income from continuing operations	3.3	13.1
Loss from discontinued operations, net of taxes	—	0.2

Net income	$3.3	$12.9

Basic earnings per share:
Continuing operations	$0.37	$1.59
Discontinued operations	—	(0.03)

Net basic earnings per share	$0.37	$1.56

Diluted earnings per share
Continuing operations	$0.35	$1.37
Discontinued operations	—	(0.02)

Net diluted earnings per share	$0.35	$1.35

Weighted average number of common shares outstanding:
Basic	8,853,976	8,289,477

Diluted	9,952,452	9,857,389

Net income	$3.3	$12.9
Other comprehensive income:
Interest rate swap	(3.8)	—
Currency translation adjustments	(0.2)	—

Total comprehensive income	$(0.7)	$12.9

See accompanying notes.

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Cash Flow Statements

(Unaudited)

	Three Months Ended December 31,
(In millions)	2008	2007
Cash flows from operating activities:
Net income	$3.3	$12.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	0.2	0.3
Deferred income taxes	(8.0)	5.2
Amortization of debt issuance costs and debt discount	0.1	0.1
Minority interest	0.2	1.6
Amortization of stock-based compensation expense	0.4	0.3
Unrealized investment gains from INTL Consilium managed funds	(0.6)	(0.4)
Changes in operating assets and liabilities:
Receivable from brokers, dealers and clearing organization	1.6	8.0
Receivable from customers	(2.3)	(15.0)
Financial instruments owned, at fair value	51.3	9.4
Physical commodities inventory, at cost	15.3	(9.7)
Prepaid income taxes	—	1.1
Other assets	1.3	(6.0)
Accounts payable and accrued expenses	(0.8)	(2.2)
Financial instruments sold, not yet purchased, at fair value	(73.9)	(31.4)
Payable to brokers, dealers and clearing organization	(13.9)	1.0
Payable to customers	29.7	2.5
Accrued compensation and benefits	(1.8)	(0.9)
Income taxes payable	8.3	1.0

Net cash provided by (used in) operating activities	10.4	(22.2)

Cash flows from investing activities:
Purchase of property and equipment	(0.1)	(0.3)

Net cash used in investing activities	(0.1)	(0.3)

Cash flows from financing activities:
Payable to lenders under loans and overdrafts	(15.6)	24.9
Share repurchase	(0.1)	—
Exercise of stock options	0.1	0.3
Income tax benefit on stock awards exercised	—	0.8

Net cash (used in) provided by financing activities	(15.6)	26.0

Effect of exchange rates on cash and cash equivalents	0.7	—

Net (decrease) increase in cash and cash equivalents	(4.6)	3.5
Cash and cash equivalents at beginning of period	62.8	53.7

Cash and cash equivalents at end of period	$58.2	$57.2

Supplemental disclosure of cash flow information:
Cash paid for interest	$2.6	$3.0

Income taxes paid	$3.3	$0.7

Supplemental disclosure of non-cash investing and financing activities:
Additional goodwill in connection with acquisition	$—	$1.0

Conversion of subordinated notes to common stock, net	$0.1	$—

Release of trust certificates	$—	$11.2

See accompanying notes.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation and Consolidation and Recent Accounting Pronouncements

International Assets Holding Corporation and its subsidiaries (collectively “INTL” or “the Company”) form a financial services group focused on select international markets. We commit our capital and expertise to market-making and dealing in financial instruments, currencies and commodities, and to asset management. The Company’s activities are divided into five functional areas; international equities market-making, international debt capital markets, foreign exchange trading, commodities trading and asset management.

Basis of Presentation and Consolidation

The accompanying condensed consolidated balance sheet as of September 30, 2008, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information not misleading. All adjustments that, in the opinion of management and consisting only of a normal and recurring nature, are necessary for a fair presentation for the interim periods presented have been reflected as required by Regulation S-X, Rule 10-01.

Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. It is suggested that these financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes contained in the Company’s latest shareholders’ annual report and Form 10-K for the fiscal year ended September 30, 2008 as filed with the Securities and Exchange Commission.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 with effect from October 1, 2008, the beginning of the 2009 fiscal year. The Company has not applied the fair value option to any additional categories of financial assets or liabilities as a result of the adoption of SFAS No. 159. The categories of financial assets and financial liabilities reported at fair value in the Company’s condensed consolidated balance sheets under “Financial instruments owned, at fair value”, “Financial instruments sold, not yet purchased, at fair value” and “Investments in managed funds, at fair value” at December 31, 2008 remain consistent with those reported under the same headings at September 30, 2008.

The Company adopted SFAS No. 157, Fair Value Measurements, with effect from October 1, 2008, the beginning of the 2009 fiscal year. The provisions of SFAS No. 157 are to be applied prospectively, with certain exceptions that do not apply to financial instruments held by the Company at September 30, 2008. Accordingly, there are no cumulative effect adjustments to be made to opening balances of retained earnings. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). Note 5 below gives the information required by SFAS No. 157 relating to the Company’s financial assets and liabilities that are carried at fair value.

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active. FSP FAS 157-3 is consistent with the joint press release the FASB issued with the Securities and Exchange Commission on September 30, 2008, which provides general clarification guidance on determining fair value under SFAS No. 157 when markets are inactive. FSP FAS 157-3 specifically addresses the use of judgment in determining whether a transaction in a dislocated market represents fair value, the inclusion of market participant risk adjustments when an entity significantly adjusts observable market data based on unobservable inputs, and the degree of reliance to be placed on broker quotes or pricing services. FSP FAS 157-3 was effective October 10, 2008. FSP FAS 157-3 has not had a significant effect on our current fair value measurements.

In September 2008, the FASB issued FSP FAS 133-1 and FASB Interpretation No. (“FIN”) 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. FSP FAS 133-1 and FIN 45-4 require enhanced disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument, and require additional disclosure about the current status of the payment/performance risk of a guarantee. FSP FAS 133-1 and FIN 45-4 are effective for our financial statements for the fiscal quarter ended December 31, 2008. The adoption of FSP FAS 133-1 and FIN 45-4 has had no effect on disclosures in our financial statements.

On December 11, 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, which amends SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), Consolidation of Variable Interest Entities, to require public enterprises to provide additional disclosures about their involvement with variable interest entities. This FSP is effective for the first reporting period, interim or annual, ending after December 15, 2008, which for the Company means the quarter ended December 31, 2008. This FSP has had no effect on disclosures in our financial statements.

On January 12, 2009, the FASB issued FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. This FSP amends the impairment guidance in EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This FSP is effective for the first reporting period, interim or annual, ending after December 15, 2008, which for the Company means the quarter ended December 31, 2008. This FSP has had no effect on disclosures in our financial statements.

Recent Accounting Pronouncements Not Yet Adopted

FASB’s Emerging Issues Task Force (“EITF”) has reached consensus on EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement. The objective of EITF 08-5 is to determine an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis. EITF 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008 which for the Company will be the fiscal quarter ending March 31, 2009. This pronouncement is not expected to have any effect on disclosures in our financial statements.

The EITF has reached consensus on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. The objective of EITF 07-5 is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which for the Company means the 2010 fiscal year, beginning on October 1, 2009. We are currently evaluating the effect that the adoption of EITF 07-5 will have on disclosures in our financial statements.

Note 2 – Reclassifications and Change in Accounting Policy

Effective for the fiscal quarter ended June 30, 2008, the Company reclassified certain prior period balances from professional fees to clearing and related expenses. The reclassified fees were fund service accounting charges which are based on the value of the respective fund. The net result of this change for the fiscal quarter ended December 31, 2007 was an increase in clearing and related expenses of $0.1 million and a corresponding decrease in professional fees.

Note 3 – Earnings per Share

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below.

	Three Months Ended December 31,
(In millions, except share amounts)	2008	2007
Numerator:
Income from continuing operations	$3.3	$13.1
Add: Interest on convertible debt, net of tax	0.3	0.4

Diluted income from continuing operations	3.6	13.5
Less: loss from discontinued operations	—	(0.2)

Diluted net income	$3.6	$13.3

Denominator:
Weighted average number of:
Common shares outstanding	8,853,976	8,289,477
Dilutive potential common shares outstanding:
Share-based awards	441,398	586,365
Convertible debt	657,078	981,547

Diluted weighted-average shares	9,952,452	9,857,389

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required by SFAS No. 123 (R). The dilutive effect of convertible debt has been reflected in diluted net income per share by application of the if-converted method.

Options to purchase 566,603 and 81,380 shares of common stock for the three months ended December 31, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.

Note 4 – Other Revenues, net

Other revenue is comprised of the following:

	Three Months Ended December 31,
(In millions)	2008	2007
Fees and commissions	$1.9	$1.3
Dividend income (expense), net	0.1	(0.1)
Interest income	0.8	0.4
Other	0.3	0.3

Total other revenues, net	$3.1	$1.9

Note 5 – Financial Assets and Financial Liabilities, at Fair Value

The Company adopted SFAS No. 159 and SFAS No. 157 with effect from October 1, 2008. See Note 1 above for further information in this regard. The Company’s financial assets and liabilities that are carried at fair value are:

•	Financial instruments owned

•	Financial instruments sold, not yet purchased

•	Investments in managed funds

The table below sets forth an analysis of financial instruments owned and financial instruments sold, not yet purchased. This is followed by tables that provide the information required by SFAS No. 157 on all financial assets and liabilities that are carried at fair value.

	December 31, 2008		September 30, 2008
(In millions)	Owned	Sold, not yet purchased	Owned	Sold, not yet purchased
Common stock and ADR’s	$16.8	$5.5	$18.3	$5.8
Exchangeable foreign ordinary equities and ADR’s	20.0	20.2	35.0	35.1
Corporate and municipal bonds	48.7	—	80.2	—
U.S. and foreign government obligations	1.5	17.9	1.3	44.6
Derivatives	12.0	23.9	31.5	13.3
Commodities	67.0	14.0	49.9	52.7
Mutual funds and other	0.8	—	1.8	—

	$166.8	$81.5	$218.0	$151.5

Fair Value Hierarchy

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy under SFAS No. 157 are:

Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

	December 31, 2008
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral	Total
Assets:
Common stock and ADR’s	$26.9	$8.1	$1.8	$—	$36.8
Corporate and municipal bonds	40.9	2.3	5.5	—	48.7
U.S. and foreign government obligations	1.3	0.2	—	—	1.5
Derivatives	4.3	7.7	—	—	12.0
Commodities	—	265.7	—	(198.7)	67.0
Mutual funds and other	0.8	—	—	—	0.8
Investment in managed funds	—	—	12.5	—	12.5

Total assets at fair value	$74.2	$284.0	$19.8	$(198.7)	$179.3

Liabilities:
Common stock and ADR’s	$23.9	$1.8	$—	$—	$25.7
Corporate and municipal bonds	—	—	—	—	—
U.S. and foreign government obligations	17.9	—	—	—	17.9
Derivatives	8.8	15.1	—	—	23.9
Commodities	—	22.6	—	(8.6)	14.0
Mutual funds and other	—	—	—	—	—

Total liabilities at fair value	$50.6	$39.5	$—	$(8.6)	$81.5

Information on Level 3 Financial Assets and Liabilities

The Company’s financial assets at fair value classified within level 3 of the fair value hierarchy are as follows:

(In millions)	As of December 31, 2008
Total level 3 assets	19.8
Level 3 assets for which the company bears economic exposure	19.8
Total assets	372.5
Total financial assets at fair value	179.3
Total level 3 assets as a percentage of total assets	5.3%
Total level 3 assets as a percentage of total financial assets at fair value	11.0%

The following table sets forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the fiscal quarter ended December 31, 2008 including a summary of unrealized gains (losses) during the quarter on the Company’s level 3 financial assets and liabilities still held at December 31, 2008.

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended December 31, 2008
(In millions)	Balances at prior reporting date	Realized gains/losses during period	Unrealized gains/losses at reporting date	Purchases, issuances, settlements	Transfers in or out of Level 3	Balances at current reporting date
Assets:
Common stock and ADR’s	$2.9	$—	$(1.1)	$—	$—	$1.8
Corporate and municipal bonds	4.1	0.1	1.2	0.1	—	5.5
Investment in managed funds	11.9	—	0.1	0.5	—	12.5

	$18.9	$0.1	$0.2	$0.6	$—	$19.8

Note 6 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements at December 31, 2008 at the fair values of the related financial instruments. The Company will incur losses if the market value of the financial instruments increases subsequent to December 31, 2008. The total of $81.5 million at December 31, 2008 includes $23.9 million for derivative contracts, which represent a liability to the Company based on their fair values as of December 31, 2008.

Listed below are the fair values of trading-related derivatives as of December 31, 2008 and September 30, 2008. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	December 31, 2008		September 30, 2008
(In millions)	Assets	Liabilities	Assets	Liabilities
Equity index derivatives	$1.0	$0.1	$1.8	$0.2
Foreign exchange derivatives	0.1	—	—	—
Interest rate derivatives	—	5.7	—	0.5
Commodity price derivatives	10.9	18.1	29.7	12.6

	$12.0	$23.9	$31.5	$13.3

The derivatives as of December 31, 2008 mature as follows:

	Assets				Liabilities
(In millions)	Total	Maturing in Fiscal 2009	Maturing in Fiscal 2010	Maturing 2011 & Later	Total	Maturing in Fiscal 2009	Maturing in Fiscal 2010	Maturing 2011 & Later
Equity index derivatives	$1.0	$—	$0.4	$0.6	$0.1	$—	$—	$0.1
Foreign exchange derivatives	0.1	0.1			—	—
Interest rate derivatives	—	—	—	—	5.7	—	—	5.7
Commodity price derivatives	10.9	10.9	—	—	18.1	18.1	—	—

	$12.0	$11.0	$0.4	$0.6	$23.9	$18.1	$—	$5.8

Commodity price derivatives:
Base metals	$4.3	$4.3	$—	$—	$—	$—	$—	$—
Precious metals	$6.6	$6.6	$—	$—	$18.1	$18.1	$—	$—

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

Note 7 – Physical Commodities Inventory

Physical commodities inventory is valued at the lower of cost or market value, determined using the specific identification weighted average price method. Commodities in process include commodities in the process of being recycled. The carrying values of the Company’s inventory at December 31, 2008 and September 30, 2008 are shown below.

(In millions)	December 31, 2008	September 30, 2008
Commodities in process	$0.6	$5.5
Finished commodities	41.4	51.9

	$42.0	$57.4

Note 8 – Goodwill

The Company acquired the Gainvest group of companies (“INTL Gainvest”), specialists in local markets securitization and asset management in Argentina, Brazil and Uruguay, in May 2007. Pursuant to this acquisition, the Company is obligated to make a further payment on June 1, 2009 equal to 25% of the aggregate revenues that INTL Gainvest earns during the 12 months ending April 30, 2009. The revenues on which the 25% is calculated are subject to a minimum threshold of $5.5 million and a maximum ceiling of $11 million for this period. As of December 31, 2008, the aggregate revenues of INTL Gainvest since May 1, 2008 had not exceeded the minimum threshold of $5.5 million for the year ending April 30, 2009. An amount equal to 25% of INTL Gainvest’s revenues for the 12 months ending April 30, 2009 will be recorded as additional goodwill if and when the minimum revenue threshold is achieved.

Note 9 – Related Party Transactions

As of December 31, 2008, the Company had investments valued at $15.7 million in two hedge funds managed by INTL Consilium, LLC (‘INTL Consilium’), including $14.4 million in the INTL Consilium Convertible Arbitrage Fund (‘the ICCAF fund’). The Company owns a 50.1% interest in INTL Consilium. The Company also has an investment valued at $11.1 million in the INTL Trade Finance Fund Limited, a fund managed by the Company’s wholly-owned subsidiary, INTL Capital Limited. This fund invests primarily in global trade finance-related assets. Under the provisions of FIN 46(R), the Company is required to consolidate the ICCAF fund as a variable interest entity. Accordingly, the minority interest shown in the condensed consolidated income statements also includes the minority interests in the ICCAF fund. The creditors of the ICCAF fund have no recourse on the general assets of the Company. The Company’s investments in unconsolidated hedge funds are included in ‘Investment in managed funds, at fair value’ on the condensed consolidated balance sheets.

Note 10 – Payable to Lenders under Loans and Overdrafts

As of December 31, 2008 the Company had four credit facilities under which the Company may borrow up to $200 million, subject to certain conditions. Interest expense related to the Company’s credit facilities was approximately $1.8 million and $1.7 million for the three months ended December 31, 2008 and 2007, respectively.

The Company’s four credit facilities at December 31, 2008 consisted of the following:

•

A one-year, renewable, revolving syndicated committed loan facility established on June 27, 2008 under which the Company’s wholly-owned subsidiary, INTL Commodities, Inc. (‘INTL Commodities’) is entitled to borrow up to $125 million, subject to certain conditions. There are six commercial banks that are the underlying lenders within the syndicate group. The loan proceeds will be used to finance the activities of INTL Commodities and are secured by its assets. The interest rate for the facility depends on the ratio of borrowings to equity and ranges between 2.00% and 2.25% over the federal funds rate (0.16% at December 31, 2008) or over the LIBOR rate for the applicable term, at the Company’s election.

•

A demand facility established on March 5, 2008, under which the Company’s Dubai joint venture, INTL Commodities DMCC, may borrow up to $15 million, subject to certain conditions. The facility is secured by inventory and receivables and is guaranteed by the Company.

•

Two additional lines of credit with a commercial bank under which the Company may borrow up to $60 million, subject to certain conditions. One of these lines of credit is secured by certain of the Company’s assets. The other is secured by a pledge of shares held in certain of the Company’s foreign subsidiaries. The interest rate on these facilities was 2.40% over one-month LIBOR (approximately 1.75% at December 31, 2008).

At December 31, 2008, the Company had the following credit facilities and outstanding borrowings:

Security	Maturity Date	Maximum Amount	Amount Outstanding
Certain foreign exchange assets	December 31, 2009	$25.0	$4.2
Certain pledged shares	December 31, 2009	35.0	25.2
Certain commodities assets	On demand	15.0	9.8
Certain commodities assets	June 27, 2009	125.0	65.0

		$200.0	$104.2

The Company has entered into two interest rate swap transactions totaling $100 million at December 31, 2008, in order to hedge potential changes in cash flows resulting from our variable rate LIBOR based borrowings, that are classified under SFAS N0. 133 as cash flow hedges. The effective portion of the swap’s gain or loss for the quarter ended December 31, 2008, as calculated using the long-haul method, was a loss of $3.8 million, which has been reported in the balance sheet as a component of accumulated other comprehensive income (loss). This balance will be recognized in earnings over the remaining term of the swaps, as the hedged exposure affects interest expense. The ineffective portion of the swap gain or loss was a loss of $1.1 million for the quarter ended December 31, 2008, which is included in net dealer inventory and investment gains on the income statement.

Note 11 – Convertible Subordinated Notes and Debt Issuance Costs

The Company had $16.7 million and $16.8 million in aggregate principal amount of the Company’s senior subordinated convertible notes due 2011 (‘Notes’) outstanding as of December 31, 2008 and September 30, 2008, respectively. The Notes are general unsecured obligations of the Company and bear interest at the rate of 7.625% per annum, payable quarterly in arrears.

During October 2008, notes with a principal balance of $0.1 million were converted into 4,359 common shares at the election of the Note holders. As of December 31, 2008, the Notes are currently convertible by the holders into 656,936 shares of common stock of the Company, at a conversion price of $25.47 per share. If the dollar-volume weighted average price of the common stock exceeds $38.25, subject to certain adjustments, for any twenty out of thirty consecutive trading days, the Company will have the right to require the holders of the Notes to convert all or any portion of the Notes into shares of Common Stock at the then-applicable conversion price.

In the event that the consolidated interest coverage ratio for the 12 months preceding the end of any fiscal quarter is less than 2.0, the interest rate on the Notes will be increased by 2.0% to 9.625% per annum, effective as of the first day of the following fiscal quarter. Through the quarter ended December 31, 2008, no such increase has been necessary. Holders may redeem their Notes at par if the interest coverage ratio set forth in the Notes is less than 2.75 for the twelve-month period ending December 31, 2009.

The Company entered into a separate Registration Rights Agreement with the holders of the Notes, under which the Company was required to file with the U.S. Securities and Exchange Commission (‘the SEC’) a Registration Statement on Form S-3 within a specified period of time. The Registration Statement was declared effective by the SEC on October 24, 2006. The Company is required, under the Registration Rights Agreement, to maintain the effectiveness of the Registration Statement, failing which it could become liable to pay holders of the Notes liquidated damages of 1% of the value of the Notes upon a failure to maintain effectiveness of the Registration Statement, plus a further 1% for every 30 days that it remains ineffective thereafter, up to an aggregate maximum of 10% of the value of the Notes. At December 31, 2008 the Company was in compliance with its requirements under the Registration Rights Agreement.

Note 12 – Commitments and Contingencies

As discussed in Note 8 – Goodwill, the Company has a contingent liability relating to the acquisition of INTL Gainvest which may result in the payment of additional consideration in June 2009.

As discussed in Note 11 – Convertible Subordinated Notes and Debt Issuance Costs, the Notes may be converted into shares of common stock of the Company at any time by the holders. The Notes also contain a provision to increase the interest rate by 2%, subject to certain conditions measured on a quarterly basis.

Note 13 – Capital and Other Regulatory Requirements

The Company’s wholly-owned subsidiary INTL Trading, Inc. (‘INTL Trading’) is a registered broker dealer and member of the Financial Industry Regulatory Authority (“FINRA”) and is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital, and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. Equity capital may not be withdrawn if the resulting net capital ratio would exceed 10 to 1. At December 31, 2008, INTL Trading’s net capital was $1.5 million, which was $0.5 million in excess of its minimum requirement.

INTL Capital Limited (‘INTL Capital’) is regulated by the Dubai Financial Services Authority in the United Arab Emirates, and is subject to a minimum capital requirement of approximately $0.5 million as of December 31, 2008.

Note 14 – Stock-Based Compensation

Stock-based compensation expense is included within ‘Compensation and benefits’ in the condensed consolidated income statements and totaled $0.4 million and $0.3 million for the three months ended December 31, 2008 and 2007, respectively.

Stock Option Plans

The Company sponsors a stock option plan for its directors, officers, employees and consultants. At December 31, 2008, 32,344 shares were authorized for future grant under our stock plan. Awards that expire or are canceled generally become available for issuance again under the plan.

Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted average assumptions:

	Three Months Ended December 31,
	2008	2007
Expected stock price volatility	71%	60%
Expected dividend yield	0%	0%
Risk free interest rate	1.67%	3.28%
Average expected life (in years)	2.80	3.00

Expected stock price volatility rates are based on the historical volatility of the Company’s common stock. The Company has not paid dividends in the past and does not currently expect to do so in the future. Risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the estimated period of time that options or awards granted are expected to be outstanding, based on the Company’s historical share option exercise experience for similar option grants.

The following is a summary of stock option activity through December 31, 2008:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2008	464,559	584,207	$9.31	3.27	$8.6

Granted	(432,215)	432,215	$7.06
Exercised		(15,950)	$5.74

Balances at December 31, 2008	32,344	1,000,472	$8.39	4.25	$0.2

Exercisable at December 31, 2008		492,921	$6.77	3.15	$0.9

The Company settles stock option exercises with newly issued shares of common stock. The total compensation cost not yet recognized for non-vested awards of $1.9 million has a weighted average period of 2.73 years over which the compensation expense is expected to be recognized.

Restricted Stock Plan

The Company sponsors a restricted stock plan for its directors, officers and employees. At December 31, 2008, 561,108 shares were authorized for future grant under our restricted stock plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company settles restricted stock with newly issued shares of common stock.

The following is a summary of restricted stock activity through December 31, 2008:

	Shares Available for Grant	Number of Unvested Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2008	657,184	84,397	$26.01	2.25	$2.0

Granted	(96,076)	96,076	$8.07
Vested		(14,160)	$26.97

Balances at December 31, 2008	561,108	166,313	$15.56	3.22	$1.4

The total compensation cost not yet recognized of $2.3 million has a weighted average period of 3.22 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.

Note 15 – Taxes

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

The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various state and foreign jurisdictions.

Note 16 – Discontinued Operations

On August 1, 2008, the Company notified the employees of its Hong Kong subsidiary, INTL Global Currencies (Asia) Ltd., of its intention to discontinue its foreign exchange margin trading operations. The Company has effected an orderly liquidation of this subsidiary. The results of operations for INTL Global Currencies (Asia) Ltd., which were previously included within the foreign exchange trading segment, are included within discontinued operations on the income statement for all periods presented. The loss from discontinued operations was $0.2 million in Q1 2008.

Note 17 – Segment Analysis

The Company’s activities are currently divided into five functional areas: international equities market-making, foreign exchange trading, commodities trading, international debt capital markets and asset management.

International Equities Market-Making

Through INTL Trading, the Company acts as a wholesale market maker in select foreign securities including unlisted ADRs and foreign ordinary shares. INTL Trading provides execution and liquidity to national broker-dealers, regional broker-dealers and institutional investors.

Foreign Exchange Trading

The Company trades currencies, with a focus on illiquid currencies of developing countries. The Company’s customers are financial institutions, multi-national corporations, government organizations and charitable organizations operating in these developing countries. In addition, the Company executes trades based on the foreign currency flows inherent in the Company’s existing business activities. The Company primarily acts as a principal in buying and selling foreign currencies on a spot basis. The Company derives revenue from the difference between the purchase and sale prices.

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

The total revenues reported combine gross revenues for the commodities business and net revenues for all other businesses. In order to reflect the way that the Company’s management views the results, the tables below also reflect the segmental contribution to ‘Operating revenues’, which is shown on the face of the condensed consolidated income statements and which is calculated by deducting physical commodities cost of sales from total revenues.

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

Information concerning operations in these segments of business is shown in accordance with SFAS No. 131 as follows:

	Three Months Ended December 31,
(In millions)	2008	2007
Total revenues:
International equities market-making	$18.5	$8.9
Foreign exchange trading	5.3	6.3
Commodities trading	10,512.8	2,137.1
International debt capital markets	0.7	1.1
Asset management	(0.8)	6.7
Other	(0.3)	0.5

Total	$10,536.2	$2,160.6

Operating revenues:
International equities market-making	$18.5	$8.9
Foreign exchange trading	5.3	6.3
Commodities trading	6.2	18.5
International debt capital markets	0.7	1.1
Asset management	(0.8)	6.7
Other	(0.3)	0.5

Total	$29.6	$42.0

Net contribution:
(Revenues less cost of sales, clearing and related expenses, variable bonus compensation and bad debt expense):
International equities market-making	$11.0	$4.4
Foreign exchange trading	3.9	4.9
Commodities trading	3.9	17.3
International debt capital markets	0.7	1.0
Asset management	(1.1)	5.5

Total	$18.4	$33.1

Reconciliation of net contribution to income before income tax and minority interest:
Net contribution allocated to segments	$18.4	$33.1
Costs not allocated to operating segments	12.4	11.0

Income before income tax and minority interest	$6.0	$22.1

	Balances as of
	December 31, 2008	September 30, 2008
Total assets:
International equities market-making	$38.3	$48.9
Foreign exchange trading	43.0	52.9
Commodities trading	198.2	205.3
International debt capital markets	7.3	11.2
Asset management	78.1	114.4
Other	7.6	5.3

Total	$372.5	$438.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Principal Activities

International Assets Holding Corporation and its subsidiaries (collectively “INTL” or “the Company”) form a financial services group focused on select international markets. The Company commits its capital and expertise to market-making and dealing in financial instruments, currencies and commodities, and to asset management. The Company’s activities are divided into five reportable business segments - international equities market-making, foreign exchange trading, commodities trading, international debt capital markets and asset management.

International Equities Market-Making. The Company is a leading US market maker in select foreign securities, including unlisted American Depository Receipts and foreign common shares. The Company provides execution and liquidity primarily to U.S.-based wire houses, regional broker-dealers and institutional investors.

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

Asset Management. The Company provides asset management services through INTL Consilium, LLC, an asset management joint venture in which it holds a 50.1% interest, and through two wholly owned subsidiaries; INTL Capital Ltd. and Gainvest S.A. Sociedad Gerente de Fondos Communes de Inversion. INTL Consilium, LLC acts as the investment manager for private investment funds organized by INTL Consilium, LLC and others. INTL Capital Ltd. acts as the investment adviser to INTL Trade Finance Fund Ltd. Gainvest acts as an investment adviser to three investment funds organized and traded in Argentina.

Selected Summary Financial Information

As discussed in previous filings and elsewhere in this Form 10-Q, the requirements of accounting principles generally accepted in the U.S. (“GAAP”) to carry derivatives at fair market value but physical commodities inventory at the lower of cost or market value have a significant temporary impact on our reported earnings. Under GAAP, gains and losses on commodities inventory and derivatives which the Company intends to be offsetting are often recognized in different periods. Additionally, GAAP does not require us to reflect changes in estimated values of forward commitments to purchase and sell commodities.

For these reasons, management assesses the Company’s operating results on a marked-to-market basis. Management relies on these adjusted operating results to evaluate the performance of the Company’s commodities business segment and its personnel.

Under “marked-to-market basis” in the tables below are the Company’s adjusted operating revenues, pro forma income from continuing operations, pro forma net income, adjusted EBITDA and adjusted stockholders’ equity, which have been adjusted to reflect the marked-to-market differences in the Company’s commodities business during each period (in the case of operating revenues and net income) and the cumulative differences (in the case of stockholders’ equity). The Company has also included the estimated tax liability which would have been incurred as a result of these adjustments, utilizing a blended tax rate of 37.5%.

Pro Forma Adjusted Financial Information (non-GAAP) (UNAUDITED)

	Three Months Ended December 31,
(In millions, except employee count and ratios)	2008	2007
As reported on a GAAP basis:
Operating revenues	$29.6	$42.0
Net income	$3.3	$12.9
Income from continuing operations	$3.3	$13.1
Stockholders’ equity	$74.5	$49.9

Marked-to-market basis (unaudited, pro forma, non-GAAP):
Adjusted operating revenues	$31.0	$28.7
Adjusted, pro forma income from continuing operations	$4.2	$4.9
Adjusted, pro forma net income	$4.2	$4.7
Adjusted EBITDA	$9.1	$11.5
Adjusted stockholders’ equity	$77.9	$61.0

Trailing twelve months on marked-to-market basis (unaudited, pro forma, non-GAAP):
Adjusted operating revenues	$103	$90
Adjusted, pro forma net income	$11	$12
Adjusted EBITDA	$25	$33
Adjusted return on average equity	15.1%	23.5%

The following marked-to-market adjustments were made to the GAAP basis numbers shown above (unaudited, pro forma, non-GAAP management data):
Gross marked-to-market adjustment	1.4	(13.3)
Pro forma tax effect at 37.5%	(0.5)	5.1

After tax marked-to-market adjustment	$0.9	$(8.2)

Cumulative after tax adjustment	$3.4	$11.1

Reconciliation of net income to adjusted EBITDA (non-GAAP)
Net income	$3.3	$12.9
Minority interests	0.2	0.8
Income tax	2.5	8.2
Depreciation and amortization	0.2	0.3
Interest expense	2.3	3.0
Interest income	(0.8)	(0.4)
Gross marked-to-market adjustment	1.4	(13.3)

Adjusted EBITDA (non-GAAP)	$9.1	$11.5

Other Data:
Employees	185	180
Compensation and benefits / adjusted operating revenues	43.9%	36.9%
Leverage ratio: Total assets to Equity	5.0	5.9

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

Results of Operations

Set forth below is the Company’s discussion of the results of its operations, as viewed by management, for the fiscal quarters ended December 31, 2008 and 2007 (“Q1 2009” and “Q1 2008”) respectively. This discussion refers to both GAAP results and adjusted marked-to-market information, in accordance with the information presented above under the heading ‘Pro Forma Adjusted Financial Information’. For the international equities, foreign exchange trading, international debt capital markets and asset management segments, there are no differences between the GAAP results and the adjusted marked-to-market results. Only the commodities trading segment has differences between the GAAP results and the adjusted marked-to-market results. However, this means that there are differences between the GAAP basis and marked-to-market basis numbers for total operating revenues, total contribution and net income. Please note that any term below that contains the word ‘adjusted’ refers to non-GAAP, marked-to-market information.

Financial Overview

The following table shows an overview of our financial results.

	Three Months Ended December 31,
(in millions)	2008	% Change	2007
FINANCIAL OVERVIEW
Adjusted total operating revenues (non-GAAP)	$31.0	8%	$28.7
Interest expense	2.3	(23)%	3.0

Net revenues (non-GAAP)	28.7	12%	25.7

Non-interest expenses	21.3	26%	16.9

Income before income tax and minority interest (non-GAAP)	7.4	(16)%	8.8
Pro forma income tax expense (non-GAAP)	3.0	(6)%	3.2
Minority interest in income of consolidated entities	0.2	(75)%	0.8

Income from continuing operations (non-GAAP)	4.2	(13)%	4.8
Loss from discontinued operations, net of taxes	—	(100)%	0.2

Pro forma net income (non-GAAP)	$4.2	(9)%	$4.6

Reconciliation of operating revenues from GAAP to adjusted, non-GAAP numbers:
Total operating revenues, (GAAP)	$29.6		$42.0
Gross marked-to-market adjustment	1.4		(13.3)

Operating revenues (non-GAAP)	$31.0		$28.7

Reconciliation of income tax expense from GAAP to pro forma, non-GAAP numbers:
Income tax expense (GAAP)	$2.5		$8.2
Pro forma taxes on gross marked to market adjustment at 37.5%	0.5		(5.0)

Pro forma income tax expense (non-GAAP)	$3.0		$3.2

Q1 2009 Operating Revenues vs. Q1 2008 Operating Revenues

The Company’s operating revenues under GAAP for Q1 2009 and Q1 2008 were $29.6 million and $42.0 million, respectively. The Company’s adjusted operating revenues were $31.0 million in Q1 2009, 8% higher than the operating revenues of $28.7 in Q1 2008. This was attributable to adjusted operating revenue increases of $9.6 million (or 108%) in equities market-making and $2.4 million (or 46%) in commodities trading, offset by decreases of $1.0 million (or 16%) in foreign exchange trading and $0.4 million (or 36%) in debt capital markets and a decrease in asset management operating revenues of from $6.7 million in 2008 to negative $0.8 million in 2009. The equities market-making segment benefited from the unusual levels of volatility in global equity markets during Q1 2009. The commodities trading results were largely driven by precious metals activity. Foreign exchange trading continued to perform well, producing its third best quarter ever. The lack of risk appetite caused by the global financial crisis continues to adversely affect our debt arrangement and placement business, accounted for in the debt capital markets segment. Reduced revenue and losses in the asset management segment arose as a result of reduced investment advisory fees related to redemptions from funds under management and to declining values of assets as a result of the global financial crisis as well as marked-to-market losses in the Company’s proprietary investments in certain funds and accounts managed by the Company. The total assets under management in the Company’s asset management business segment decreased from $1.8 billion at December 31, 2007 to $0.8 billion at December 31, 2008. See the segmental analysis below for additional information on activity in each of the segments.

Q1 2009 Expenses vs. Q1 2008 Expenses

Interest expense: Interest expense decreased by 23% from $3.0 million in Q1 2008 to $2.3 million in Q1 2009 as a result of decreased average borrowings and lower interest rates. In mid-2008 the Company entered into two three-year interest rate swaps for a total of $100 million. These were designated as cash flow hedges. See Note 10 to the condensed consolidated financial statements for further information. The Company pays a fixed 3.66% (on average), and receives a variable rate equal to one-month LIBOR. One-month LIBOR was lower than the fixed rate of 3.66% paid by the Company for most of Q1 2009, resulting in a net interest expense on the swaps. The effective portion of the interest expense on the swaps during Q1 2009 had the effect of increasing the Company’s reported interest expense by $0.2 million.

Non-interest expenses: The following table sets forth information concerning non-interest expenses.

	Three Months Ended December 31,
(in millions)	2008	% Change	2007
NON-INTEREST EXPENSES
Compensation and benefits	$13.6	28%	$10.6
Clearing and related expenses	4.9	29%	3.8
Other non-interest expenses
- Occupancy and equipment rental	0.4	0%	0.4
- Professional fees	0.8	60%	0.5
- Depreciation and amortization	0.2	0%	0.2
- Business development	0.5	(29)%	0.7
- Insurance	0.1	0%	0.1
- Other	0.8	33%	0.6

Total other non-interest expenses	2.8	12%	2.5

Total non-interest expenses	$21.3	26%	$16.9

Non-interest expenses: Non-interest expenses increased by 26% from $16.9 million in Q1 2008 to $21.3 million in Q1 2009.

Compensation and Benefits: Compensation and benefits expense grew by 28% from $10.6 million to $13.6 million. These represented 64% of total non-interest expenses in Q1 2009, compared with 63% in Q1 2008. Total variable compensation paid to traders increased as a result of increased revenues. Administrative and executive bonus accruals, including deferred compensation expenses (a proportion of current year bonuses allocated to restricted stock awards is deferred and expensed as vesting occurs), were $1.8 million in Q1 2009, compared with $0.9 million in Q1 2008. Stock-based compensation expense in Q1 2009 was $0.4 million, compared with $0.3 million in Q1 2008. Salaries and benefits decreased 7% from $5.0 million in Q1 2008 to $4.7 million in Q1 2009. The number of employees declined from 195 at the beginning of Q1 2009 to 185 at the end of Q1 2009, compared with 178 employees at the end of Q1 2008.

Clearing and Related Expenses: Clearing and related expenses increased by 29% from $3.8 million in Q1 2008 to $4.9 million in Q1 2009. The increase was mainly a result of increased equities volumes and third-party commissions paid in the foreign exchange trading business.

Other Non-Interest Expenses: Other non-interest expenses increased by 12% from $2.5 million in Q1 2008 to $2.8 million in Q1 2009. There was a 60% increase in professional fees, mainly due to additional audit fees for fiscal 2008 and additional legal fees. Business development costs decreased by 29%, from $0.7 million to $0.5 million. Other increases related to the general expansion of the Company’s business.

Provision for Taxes: The effective income tax rate on a GAAP basis was 42% in Q1 2009, compared with 37% in Q1 2008. This change was primarily due to changes in the geographic mix of profits and losses.

Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, the level of our pre-tax earnings and the level of our tax credits.

Minority Interest: The minority interest in income of consolidated entities decreased from $0.8 million in Q1 2008 to $0.2 million in Q1 2009. This represents the minority interests in our two joint ventures, INTL Consilium and INTL Commodities DMCC, and in INTL Gainvest Capital Uruguay S.A.

Loss from Discontinued Operations: On August 1, 2008, the Company notified the employees of its Hong Kong subsidiary, INTL Global Currencies (Asia) Ltd., of its intention to discontinue its foreign exchange margin trading operations. The subsidiary has been closed down without any material expenses incurred beyond those accrued at September 30, 2008. The loss from discontinued operations, net of taxes, was $0.2 million in Q1 2008.

Segment Information: The following table sets forth information concerning the Company’s principal business segments.

	Three Months Ended December 31,
(in millions)	2008	% Change	2007
SEGMENTAL RESULTS
International equities market-making
- operating revenues	$18.5	108%	$8.9
- variable expenses	7.5	67%	4.5

- contribution	11.0	150%	4.4

Foreign exchange trading
- operating revenues	5.3	(16)%	6.3
- variable expenses	1.4	0%	1.4

- contribution	3.9	(20)%	4.9

Commodities trading
- adjusted operating revenues (non-GAAP)	7.6	46%	5.2
- variable expenses	2.3	92%	1.2

- adjusted contribution (non-GAAP)	5.3	33%	4.0

International debt capital markets
- operating revenues	0.7	(36)%	1.1
- variable expenses	—	(100)%	0.1

- contribution	0.7	(30)%	1.0

Asset management
- operating revenues	(0.8)	n/m	6.7
- variable expenses	0.3	(75)%	1.2

- contribution	(1.1)	n/m	5.5

Other
- operating revenues	(0.3)	n/m	0.5
- variable expenses	(0.3)	n/m	0.5

- contribution	—	n/m	—

Total Segmental Results
- adjusted operating revenues (non-GAAP)	31.0	8%	28.7
- variable expenses	11.2	26%	8.9

- adjusted contribution (non-GAAP)	$19.8	0%	$19.8

Reconciliation of commoditites trading operating revenues from GAAP to adjusted, non-GAAP numbers:
Total operating revenues, (GAAP)	$6.2		$18.5
Gross marked-to-market adjustment	1.4		(13.3)

Adjusted operating revenues (non-GAAP)	$7.6		$5.2

Reconciliation of commodities trading contribution from GAAP to adjusted, non-GAAP numbers:
Total commodities trading contribution, (GAAP)	$3.9		$17.3
Gross marked-to-market adjustment	1.4		(13.3)

Commodities trading adjusted contribution (non-GAAP)	$5.3		$4.0

Reconciliation of total operating revenues from GAAP to adjusted, non-GAAP numbers:
Total operating revenues, (GAAP)	$29.6		$42.0
Gross marked-to-market adjustment	1.4		(13.3)

Adjusted operating revenues (non-GAAP)	$31.0		$28.7

Reconciliation of total contribution from GAAP to adjusted, non-GAAP numbers:
Total contribution, (GAAP)	$18.4		$33.1
Gross marked-to-market adjustment	1.4		(13.3)

Adjusted contribution (non-GAAP)	$19.8		$19.8

Q1 2009 vs. Q1 2008 Segmental Analysis

The adjusted contribution of all the Company’s business segments was $19.8 million in Q1 2008 and Q1 2009. Contribution consists of operating revenues less direct clearing and clearing related charges and variable compensation paid to traders. Variable compensation is paid to traders on the basis of a fixed percentage of the aggregate of revenues less clearing and related charges, base salaries and a fixed overhead allocation. Contribution is one of the key measures used by management to assess the performance of each segment.

International equities market-making – Operating revenues increased by 108% from $8.9 million in Q1 2008 to $18.5 million in Q1 2009. Both volumes and market volatility are the drivers of this business. Market volatility reached unprecedented levels during the quarter, in response to the global financial crisis. Equity market-making operating revenues include the trading profits earned by the Company before the related expense deduction for ADR conversion fees. These ADR fees are included in the condensed consolidated income statement as clearing and related expenses.

The contribution attributable to this segment increased 150% from $4.4 million to $11.0 million. Variable expenses expressed as a percentage of operating revenues decreased from 51% to 41%.

Foreign exchange trading – Operating revenues decreased by 16% from $6.3 million in Q1 2008 to $5.3 million in 2009. Although lower than both Q1 2008 and the fourth quarter of fiscal 2008, operating revenues in Q1 2009 were from an increasingly diverse customer base and were the third highest yet produced.

The contribution attributable to this segment decreased 20% from $4.9 million to $3.9 million. Variable expenses expressed as a percentage of operating revenues increased from 22% to 26%, mainly as a result of commissions paid to third-party introducers for additional business.

Commodities trading – Operating revenues under GAAP decreased from $18.5 million in Q1 2008 to $6.2 million in Q1 2009. Adjusted operating revenues increased by 46% from $5.2 million in Q1 2008 to $7.6 million in Q1 2009.

Precious metals adjusted operating revenues increased from $0.9 million in Q1 2008 to $6.0 million in Q1 2009. Base metals adjusted operating revenues decreased from $4.3 million in Q1 2008 to $1.6 million in Q1 2009. Precious metals operating revenues have increased as a result of increased customer business and increasing revenue flows from our Dubai joint venture and from our Singapore office. Base metals prices have decreased significantly since Q1 2008 and base metals adjusted operating revenues have declined because recycling is no longer as profitable and as a result of decreased activity.

The adjusted contribution attributable to this segment increased 33% from $4.0 million to $5.3 million. Variable expenses expressed as a percentage of operating revenues increased from 23% to 30%.

International debt capital markets – Operating revenues decreased by 36% from $1.1 million in Q1 2008 to $0.7 million in Q1 2009. The business focuses on the arranging and placing of debt issues and asset backed securitization. A sharp decline in the market’s appetite for risk during calendar 2008 resulted in an overall decrease in operating revenue.

The contribution attributable to this segment decreased 30% from $1.0 million to $0.7 million.

Asset management – The Company’s asset management segment revenues include management and performance fees, commissions and other revenues received by the Company for management of third party assets and investment gains or losses on the Company’s investments in funds or proprietary accounts managed either by the Company’s investment managers or by independent investment managers. The Company has invested in funds managed by the Company in order to provide seed capital. In addition, a proprietary account managed by the Company’s asset management joint venture, INTL Consilium LLC, was established to produce a track record for the launch of a fund specializing in African investments. This fund, the Legacy Greater Africa Alpha Fund, advised by INTL Consilium LLC, was established in July 2008 with an initial $25 million investment by an African bank.

Operating revenues decreased from $6.7 million in Q1 2008 to a loss of $0.8 million in Q1 2009. Redemptions from and losses in funds managed by the Company during Q1 2009 reduced total third party assets under management in this segment from $1.2 billion at September 30, 2008 to $0.8 billion at December 31, 2008. Assets under management at December 31, 2007 were $1.8 billion. Management fees, earned on a lower asset base, and other income were $2.2 million during Q1 2009.

Net marked-to-market losses in proprietary investments (investments in funds and the proprietary account referred to above) were $2.8 million. The fair value of the Company’s proprietary investments was $37.9 million at September 30, 2008 and $36.7 million at December 31, 2008.

The contribution attributable to this segment decreased from $5.5 million in Q1 2008 to a negative contribution of $1.1 million in Q1 2009.

Variable vs. Fixed Expenses

	Three Months Ended December 31,
(in millions)	2008	% of Total	2007	% of Total
VARIABLE vs. FIXED EXPENSES
Variable expenses allocated to segments	$11.2	53%	$8.9	53%
Administrative and executive bonuses	1.8	8%	0.9	5%
Bad debts	0.1	0%	—	0%

Total variable expenses	13.1	62%	9.8	58%
Fixed expenses	8.2	38%	7.1	42%

Total non-interest expenses	$21.3	100%	$16.9	100%

The Company aims to make its non-interest expenses variable to the greatest extent possible, and to keep its fixed costs as low as possible. The table above shows an analysis of the Company’s total non-interest expenses for Q1 2009 and Q1 2008. Variable expenses consist of clearing and related expenses, variable compensation paid to traders, bonuses paid to operational, administrative and managerial employees and bad debt expenses. As a percentage of total non-interest expenses, variable expenses increased from 58% in Q1 2008 to 62% in Q1 2009.

Liquidity, Financial Condition and Capital Resources

The Company continuously reviews its overall capital needs to ensure that its capital base, including both stockholders’ equity and debt, can appropriately support the anticipated capital needs of its operating subsidiaries.

At December 31, 2008, the Company had total equity capital of approximately $74.5 million, convertible subordinated notes of approximately $16.7 million, and bank loans of approximately $104.2 million.

In spite of having net income of $3.3 million during Q1 2009, stockholders’ equity has declined from $74.8 million at September 30, 2008 to $74,5 million at December 31, 2008. The main reason for this is the loss of $3.8 million for the quarter reported in the balance sheet as a component of other comprehensive income (loss), which was the effective portion of the loss on the Company’s interest rate swaps. For further information, see Note 10 to the condensed consolidated financial statements.

A substantial portion of the Company’s assets are liquid. The majority of the assets consist of financial instruments, which fluctuate depending on the level of customer business. At December 31, 2008, approximately 83% of the Company’s assets consisted of cash, cash equivalents, receivables from brokers, dealers, clearing organization and customers, marketable financial instruments, and investments in managed funds. All assets are financed by the Company’s equity capital, subordinated convertible notes, bank loans, short-term borrowings from financial instruments sold, not yet purchased, metals leases and other payables.

The Company’s assets and liabilities may vary significantly from period to period due to changing customer requirements, and economic and market conditions, as well as the growth of the Company. The Company’s total assets at December 31, 2008 and September 30, 2008, were $372.5 million and $438 million, respectively. The Company’s operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory.

Approximately $20 million of exchangeable foreign ordinary equities and ADR’s are included within financial instruments owned and financial instruments sold, not yet purchased, respectively, on the Company’s condensed consolidated balance sheet at December 31, 2008.

At December 31, 2008, the Company had bank facilities under which the Company could borrow up to a maximum of $200 million, subject to certain conditions. At December 31, 2008 the total outstanding under all of these facilities was $104.2 million. The Company is in compliance with all of its covenants to lenders.

The Company’s largest bank facility is a one-year, renewable, revolving syndicated committed loan facility under which the Company’s wholly-owned subsidiary, INTL Commodities, is entitled to borrow up to $125 million, subject to certain conditions. There are six commercial banks that are the underlying lenders within the syndicate group. The loan proceeds are used to finance the activities of INTL Commodities and are secured by its assets. This facility is scheduled to expire on June 27, 2009. The Company has two credit facilities with a commercial bank that are committed until December 31, 2009, a general facility for $35 million and a facility used by the Company’s subsidiary, INTL Global Currencies, for $25 million. The Company’s Dubai joint venture, INTL Commodities DMCC, had an uncommitted bank facility at December 31, 2008 of $15 million.

The interest rate on all of the Company’s bank facilities is variable. In mid-2008 the Company entered into two three-year interest rate swaps for a total of $100 million as a hedge against movements in LIBOR-based interest rates. The Company pays a fixed 3.66% (on average), and receives a variable rate equal to one-month LIBOR. One-month LIBOR was lower than the fixed rate of 3.66% paid by the Company for most of Q1 2009, resulting in a net interest expense on the swaps and an increase in total interest expense reported.

The Company receives cash from precious metals customers in Dubai and Singapore as collateral against margin trading positions. Where a right of setoff exists with the same counterparty under master netting agreements, the Company nets collateral balances against financial instruments. At December 31, 2008 the gross value of collateral balances held by the Company from its customers was approximately $226 million, of which approximately $190 million was netted against financial instrument balances. The net funding available to the Company’s commodities business from collateral balances at December 31, 2008 was thus approximately $36 million.

INTL Trading, the Company’s broker-dealer subsidiary, is subject to the net capital requirements of the SEC relating to liquidity and net capital levels. At December 31, 2008, INTL Trading had regulatory net capital of $1.5 million, which was $0.5 million in excess of its minimum net capital requirement.

The Company’s ability to receive distributions from INTL Trading is restricted by regulations of the SEC and FINRA. The Company’s right to receive distributions from its subsidiaries is also subject to the rights of the subsidiaries’ creditors, including customers of INTL Trading. INTL Trading paid dividends to the Company of approximately $1.0 million and $4.5 million during Q1 2008 and Q1 2009, respectively.

In September 2006 the Company completed a private placement of $27 million of 7.625% subordinated convertible notes (‘the Notes’), of which $16.7 million in principal amount remain outstanding and unconverted. The Notes mature in September 2011. They are convertible at any time at the option of the holders at $25.47 per share. The Notes contain customary anti-dilutive provisions. At the current conversion price, conversion would result in the issuance of 656,936 new shares of common stock. The Company may require conversion at any time if the dollar volume-weighted average share price exceeds 150% of the conversion price (or $38.21) for 20 out of any 30 consecutive trading days. Holders may redeem their Notes at par if the interest coverage ratio set forth in the Notes is less than 2.75 for the twelve-month period ending December 31, 2009. The Company may redeem the Notes at 110% of par on March 11, 2010.

The Company entered into an agreement on April 30, 2007 to acquire the Gainvest group of companies (“INTL Gainvest”) in South America. Pursuant to this acquisition, the Company made a payment of $1.4 million to the sellers on June 1, 2008, equal to 25% of the aggregate revenues of INTL Gainvest earned for the year ended April 30, 2008, which has been recorded as additional goodwill. The Company is obligated to make a further payment on June 1, 2009 equal to 25% of the aggregate revenues of INTL Gainvest earned during the 12 months ended April 30, 2009. The revenues on which the 25% is calculated are subject to a minimum threshold of $5.5 million and a maximum ceiling of $11 million for this period. The aggregate revenues of INTL Gainvest in the eight-month period from May 1 to December 31, 2008 had not exceeded the minimum threshold of $5.5 million and, accordingly, no accrual was made for deferred acquisition consideration at December 31, 2008.

Certain subsidiaries of the Company that are regulated in foreign jurisdictions are subject to minimum capital requirements. INTL Capital Ltd. is regulated by the Dubai Financial Services Authority, in the United Arab Emirates, and is subject to a minimum capital requirement which at December 31, 2008 was approximately $0.5 million.

On August 1, 2008, the Company notified the employees of its Hong Kong subsidiary, INTL Global Currencies (Asia) Ltd., of its intention to discontinue its margin foreign exchange trading operations. The Company incurred losses of approximately $0.2 million and $1.4 million in this subsidiary during Q1 2008 and fiscal 2008, respectively. The subsidiary has been closed down without any material expenses incurred beyond those accrued at September 30, 2008.

The Company’s cash and cash equivalents decreased from approximately $62.8 million at September 30, 2008 to approximately $58.2 million at December 31, 2008, a net decrease of approximately $4.6 million. The principal components of this were net cash of $10.4 million provided by operating activities and net cash of $15.6 million used in financing activities (paying down bank facilities).

The Company is continuously evaluating opportunities to expand its business. Expansion of the Company’s activities will require funding and will have an effect on liquidity.

Critical Accounting Policies

The Company’s condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles. The Company’s significant accounting policies are described in the Summary of Significant Accounting Policies in the consolidated financial statements set forth in the Company’s 10-K for the year ended September 30, 2008.

As disclosed in Note 1 to the condensed consolidated financial statements, the Company has adopted SFAS 159 and SFAS 157 with effect from Q1 2009. The adoption of SFAS 159 has not resulted in the valuation of any additional categories of financial assets or liabilities at fair value than was the case before adoption. The adoption of SFAS 157 has resulted in additional disclosures which are set forth in Note 5 to the condensed consolidated financial statements. At December 31, 2008 the Company had a total of $19.8 million of financial assets at fair value in the level 3 category, representing 5.3% of total assets and 11.0% of total financial assets at fair value. Of the $19.8 million, $11.1 million relates to the Company’s investment in the INTL Trade Finance Fund, whose underlying assets are short-term, trade-related debt instruments and $5.5 million relates to corporate bonds. These assets are purchased and sold on a principal-to-principal basis and their value is dependent on estimates of yields in small, inactive and specialized markets. The remaining $3.1 million is comprised of $1.8 million in pre-IPO proprietary investments, valued at cost less an appropriate liquidity provision, and $1.3 million in hedge fund investments.

The Company believes that of its significant accounting policies, those described below may, in limited instances, involve a high degree of judgment and complexity. These critical accounting policies may require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the condensed consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the financial statements. Therefore, understanding these policies is important in understanding the reported results of operations and the financial position of the Company.

Valuation of Financial Instruments, Investments in Managed Funds and Foreign Currencies. The Company’s financial instruments and investments in managed funds are reflected in the financial statements at fair value or amounts that approximate fair value. Unrealized gains and losses related to these financial instruments are reflected in net earnings. Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. In some cases, even where the value of a financial instrument is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value. The value of foreign currencies, including foreign currencies sold, not yet purchased, are converted into their U.S. dollar equivalents at the foreign exchange rates in effect at the close of business at the end of the accounting period. For foreign currency transactions completed during each reporting period, the foreign exchange rate in effect at the time of the transaction is used.

The application of the valuation process for financial instruments and foreign currencies is critical because these items represent a significant portion of the Company’s total assets. The accuracy of the valuation process allows the Company to report accurate financial information. Valuations for substantially all of the financial instruments held by the Company are available from independent publishers of market information. The valuation process may involve estimates and judgments in the case of certain financial instruments. Given the wide availability of pricing information and the high degree of liquidity of the majority of the Company’s assets, there is insignificant sensitivity to changes in estimates and insignificant risk of changes in estimates having a material effect on the Company. The basis for valuing financial instruments or investments in managed funds has not undergone any change.

Revenue Recognition. The revenues of the Company are derived principally from realized and unrealized trading income in securities, derivative instruments, commodities and foreign currencies purchased or sold for the Company’s account. Realized and unrealized trading income is recorded on a trade date basis. Securities owned and securities sold, not yet purchased and foreign currencies sold, not yet purchased, are stated at market value with related changes in unrealized appreciation or depreciation reflected in net dealer inventory and investment gains. Fee and interest income are recorded on the accrual basis and dividend income is recognized on the ex-dividend date.

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

See also Note 6 to the condensed consolidated financial statements, ‘Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk’.

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

Management believes that the volatility of revenues is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of the Company’s daily revenue, determined on a marked-to-market basis, during the three months ended December 31, 2008.

In the Company’s securities market-making and trading activities, the Company maintains inventories of equity and debt securities. In the Company’s commodities market-making and trading activities, the Company’s positions include physical inventories, forwards, futures and options. The Company’s commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. The Company monitors the aggregate position for each commodity in equivalent physical ounces or metric tons. The table below illustrates, for the nine months ended December 31, 2008, the Company’s greatest gross, average gross, greatest net long, greatest net short and average net day-end positions by business segment.

(In millions)	Greatest Gross	Average Gross	Greatest Net Long	Greatest Net Short	Average Net
Equity	$16.6	$10.5	$12.6	$(0.8)	$5.7
Foreign Exchange	20.1	10.3	13.3	(6.5)	4.4
Commodities	3.8	1.6	1.2	(3.2)	(1.3)
Asset Management (Funds & Other Investment)	n/a	n/a	32.9	n/a	30.0

Item 4.	Controls and Procedures

In connection with the filing of this Form 10-Q, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

In light of the nature of the Company’s activities, it is possible that the Company may be involved in litigation in the future, which could have a material adverse impact on the Company and its financial condition and results of operations.

Item 1A.	Risk Factors

Information regarding risks affecting the Company appears in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that management currently considers to be non-material may in the future adversely affect the Company’s business, financial condition and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2008, the Company repurchased 11,257 shares at an average price of $10.52. On November 20, 2008, the Company’s Board of Directors renewed the Company’s share repurchase authorization for an amount of $5 million in shares of the Company’s common stock. No share repurchases have occurred since the date of this authorization.

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

INTERNATIONAL ASSETS HOLDING CORPORATION

Date February 9, 2009	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date February 9, 2009	/s/ Brian T. Sephton
Brian T. Sephton
Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description
(31.1)	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

(31.2)	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

(32.1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.