Form 10-Q
period 2009-03-31
INTERNATIONAL ASSETS HOLDING CORP
filed 2009-05-11
CIK 913760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 305 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2009, there were 9,082,545 shares of the registrant’s common stock outstanding.

INTERNATIONAL ASSETS HOLDING CORPORATION

Item 1.	Financial Statements

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except par value and share amounts)	March 31, 2009	September 30, 2008
	(Unaudited)
ASSETS
Cash	$32.8	$48.2
Cash and cash equivalents deposited with brokers, dealers and clearing organization	16.4	14.6
Receivable from brokers, dealers and clearing organization	16.3	20.2
Receivable from customers, net	37.6	49.2
Financial instruments owned, at fair value	153.6	218.0
Physical commodities inventory, at cost	75.2	57.4
Investments in managed funds, at fair value	12.1	11.9
Deferred income taxes	1.9	—
Property and equipment, net	3.1	2.5
Intangible assets, net	0.5	0.6
Goodwill	11.1	8.8
Debt issuance costs, net	0.5	0.6
Other assets	4.4	6.0

Total assets	$365.5	$438.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$2.9	$4.3
Financial instruments sold, not yet purchased, at fair value	132.5	151.5
Payable to lenders under loans and overdrafts	80.7	119.8
Payable to brokers, dealers and clearing organization	11.6	25.0
Payable to customers	26.6	26.3
Accrued compensation and benefits	6.5	8.0
Income taxes payable	1.2	1.0
Deferred income taxes	—	2.0
Other long-term liabilities	0.5	0.4

	262.5	338.3
Convertible subordinated notes payable, net	16.7	16.8

Total liabilities	279.2	355.1

Commitments and contingencies (see Note 12)
Minority interest	7.0	8.1

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 17,000,000 shares; 9,047,545 issued and 9,036,288 outstanding at March 31, 2009 and 8,928,711 issued and outstanding at September 30, 2008	0.1	0.1
Common stock in treasury, at cost - 11,257 shares at March 31, 2009	(0.1)	—
Additional paid-in capital	50.0	48.9
Retained earnings	34.0	26.7
Accumulated other comprehensive loss	(4.7)	(0.9)

Total stockholders’ equity	79.3	74.8

Total liabilities and stockholders’ equity	$365.5	$438.0

See accompanying notes.

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Income Statements

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions, except share and per share amounts)	2009	2008	2009	2008
Revenues:
Sales of physical commodities	$15,417.7	$3,481.4	$25,924.0	$5,605.2
Net dealer inventory and investment gains	10.1	(0.6)	35.4	29.6
Asset management fees	1.2	3.9	2.7	8.6
Other	2.7	2.1	5.8	4.0

Total revenues	15,431.7	3,486.8	25,967.9	5,647.4
Cost of sales of physical commodities	15,404.6	3,454.1	25,911.2	5,572.7

Operating revenues	27.1	32.7	56.7	74.7
Interest expense	2.3	2.8	4.6	5.8

Net revenues	24.8	29.9	52.1	68.9

Non-interest expenses:
Compensation and benefits	10.4	11.0	24.0	21.6
Clearing and related expenses	5.0	3.9	9.9	7.7
Occupancy and equipment rental	0.3	0.3	0.7	0.7
Professional fees	0.3	0.5	1.1	1.0
Depreciation and amortization	0.3	0.3	0.5	0.5
Business development	0.5	0.6	1.0	1.3
Insurance	0.1	0.1	0.2	0.2
Other	2.8	1.7	3.6	2.3

Total non-interest expenses	19.7	18.4	41.0	35.3

Income before income tax and minority interest	5.1	11.5	11.1	33.6
Income tax expense	0.8	4.3	3.3	12.5

Income before minority interest	4.3	7.2	7.8	21.1
Minority interest in income of consolidated entities	0.3	0.5	0.5	1.3

Income from continuing operations	4.0	6.7	7.3	19.8
Loss from discontinued operations, net of taxes	—	0.7	—	0.9

Net income	$4.0	$6.0	$7.3	$18.9

Basic earnings per share:
Income from continuing operations	$0.46	$0.80	$0.82	$2.37
Discontinued operations	—	(0.09)	—	(0.11)

Net basic earnings per share	$0.46	$0.71	$0.82	$2.26

Diluted earnings per share:
Income from continuing operations	$0.44	$0.71	$0.78	$2.06
Discontinued operations	—	(0.07)	—	(0.09)

Net diluted earnings per share	$0.44	$0.64	$0.78	$1.97

Weighted average number of common shares outstanding:
Basic	8,873,440	8,437,124	8,864,298	8,362,265

Diluted	9,898,873	9,940,890	9,972,697	9,945,082

Net income	$4.0	$6.0	$7.3	$18.9
Other comprehensive income:
Interest rate swap	0.4	—	(3.4)	—
Currency translation adjustments	(0.2)	—	(0.4)	—

Total comprehensive income	$4.2	$6.0	$3.5	$18.9

See accompanying notes.

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Cash Flow Statements

(Unaudited)

	Six Months Ended March 31,
(In millions)	2009	2008
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$31.0	$(24.3)
Cash flows from investing activities:
Capital contribution of consolidated joint venture partner	0.2	—
Capital distribution to consolidated joint venture partner	(1.7)	(2.4)
Payments related to acquisition of joint venture interests	(3.0)	—
Purchase of property and equipment	(1.2)	(0.7)

Net cash used in investing activities	(5.7)	(3.1)

Cash flows from financing activities:
Change in payable to lenders under loans and overdrafts	(39.1)	24.1
Share repurchase	(0.1)	—
Exercise of stock options	0.1	1.1
Income tax benefit on stock awards exercised	—	0.8

Net cash (used in) provided by financing activities	(39.1)	26.0

Effect of exchange rates on cash and cash equivalents	0.2	—

Net decrease in cash and cash equivalents	(13.6)	(1.4)
Cash and cash equivalents at beginning of period	62.8	53.7

Cash and cash equivalents at end of period	$49.2	$52.3

Supplemental disclosure of non-cash investing and financing activities:
Additional goodwill in connection with acquisition	$—	$1.3

Conversion of subordinated notes to common stock, net	$0.1	$—

Release of trust certificates	$—	$11.2

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

Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. It is suggested that these financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes contained in the Company’s latest shareholders’ annual report and the Company’s Form 10-K for the fiscal year ended September 30, 2008 as filed with the Securities and Exchange Commission.

These condensed consolidated financial statements include the accounts of International Assets Holding Corporation and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Equity investments in which we exercise control or variable interest entities in which we are the primary beneficiary have been consolidated. Our fiscal year end is September 30, and our fiscal quarters end on December 31, March 31 and June 30. Unless otherwise stated, all dates refer to our fiscal years and fiscal periods.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 is effective for the fiscal years and interim periods beginning after November 15, 2008. Accordingly, we adopted SFAS No. 161 effective January 1, 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 did not affect our financial condition, results of operations or cash flows.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 with effect from October 1, 2008, the beginning of the 2009 fiscal year. The Company has not applied the fair value option to any additional categories of financial assets or liabilities as a result of the adoption of SFAS No. 159. The categories of financial assets and financial liabilities reported at fair value in the Company’s condensed consolidated balance sheets under “Financial instruments owned, at fair value”, “Financial instruments sold, not yet purchased, at fair value” and “Investments in managed funds, at fair value” at March 31, 2009 remain consistent with those reported under the same headings at September 30, 2008.

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

Effective October 10, 2008, the company adopted Financial Accounting Standards Board (“FASB”) FASB Staff Position (“FSP”) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active. FSP FAS 157-3 is consistent with the joint press release the FASB issued with the Securities and Exchange Commission on September 30, 2008, which provides general clarification guidance on determining fair value under SFAS No. 157 when markets are inactive. FSP FAS 157-3 specifically addresses the use of judgment in determining whether a transaction in a dislocated market represents fair value, the inclusion of market participant risk adjustments when an entity significantly adjusts observable market data based on unobservable inputs, and the degree of reliance to be placed on broker quotes or pricing services. The adoption of FSP FAS 157-3 has not had a significant effect on our current fair value measurements.

In September 2008, the FASB issued FSP FAS 133-1 and FASB Interpretation No. (“FIN”) 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 require enhanced disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument, and require additional disclosure about the current status of the payment/performance risk of a guarantee. FSP FAS 133-1 and FIN 45-4 were effective for our financial statements for the fiscal quarter ended December 31, 2008. The adoption of FSP FAS 133-1 and FIN 45-4 has had no effect on disclosures in our financial statements.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, which amends SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), Consolidation of Variable Interest Entities, to require public enterprises to provide additional disclosures about their involvement with variable interest entities. This FSP is effective for the first reporting period, interim or annual, ending after December 15, 2008, which for the Company was the quarter ended December 31, 2008. The adoption of this FSP has had no effect on disclosures in our financial statements.

FASB’s Emerging Issues Task Force (“EITF”) has reached consensus on EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement. The objective of this EITF is to determine an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis. This EITF is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008 which for the Company was the fiscal quarter ended December 31, 2008. The adoption of this pronouncement did not have any effect on disclosures in our financial statements.

In January 2009, the FASB issued FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. This FSP amends the impairment guidance in EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This FSP is effective for the first reporting period, interim or annual, ending after December 15, 2008, which for the Company was the quarter ended December 31, 2008. The adoption of this FSP has had no effect on disclosures in our financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance for determining when a transaction is not orderly and for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements (“FAS 157”), when there has been a significant decrease in the volume and level of activity for an asset or liability. FSP FAS 157-4 does not change the measurement objective of FAS 157 which is “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. We will adopt FSP FAS 157-4 effective for our quarter ending June 30, 2009 and are currently evaluating the effect that the adoption will have on our financial position and results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”). FSP FAS 115-2 modifies the existing other-than-temporary impairment guidance to require the recognition of an other-than-temporary impairment when an entity has the intent to sell a debt security or when it is more likely than not an entity will be required to sell the debt security before its anticipated recovery. FSP FAS 115-2 shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP FAS 115-2 effective for our quarter ending June 30, 2009 and are currently evaluating the effect that the adoption will have on our financial position and results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require fair value of financial instrument disclosures whenever a publicly traded company issues financial information in interim reporting periods in addition to the annual disclosures at year-end. The provisions of FSP FAS 107-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP FAS 107-1 effective for our quarter ending June 30, 2009 and are currently evaluating the effect that the adoption will have on disclosures in our financial statements.

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

Note 2 – Reclassifications

Effective for the fiscal quarter ended June 30, 2008, the Company reclassified certain prior period balances from professional fees to clearing and related expenses. The reclassified fees were fund service accounting charges which are based on the value of the respective fund. The net result of this change for the three months and six months ended March 31, 2008 was an increase in clearing and related expenses of $0.1 million and $0.2 million, respectively, with a corresponding decrease in professional fees.

Note 3 – Earnings per Share

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below.

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions, except share amounts)	2009	2008	2009	2008
Numerator:
Income from continuing operations	$4.0	$6.7	$7.3	$19.8
Add: Interest on convertible debt, net of tax	0.3	0.4	0.5	0.7

Diluted income from continuing operations	4.3	7.1	7.8	20.5
Less: Loss from discontinued operations	—	(0.7)	—	(0.9)

Diluted net income	$4.3	$6.4	$7.8	$19.6

Denominator:
Weighted average number of:
Common shares outstanding	8,873,440	8,437,124	8,864,298	8,362,265
Dilutive potential common shares outstanding:
Share-based awards	368,498	522,219	451,391	601,270
Convertible debt	656,935	981,547	657,008	981,547

Diluted weighted-average shares	9,898,873	9,940,890	9,972,697	9,945,082

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required by SFAS No. 123 (R). The dilutive effect of convertible debt has been reflected in diluted net income per share by application of the if-converted method.

Options to purchase 648,673 and 117,028 shares of common stock for the three months ended March 31, 2009 and 2008, respectively, and 567,603 and 117,028 shares of common stock for the six months ended March 31, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.

Note 4 – Other Revenues, net

Other revenue is comprised of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2009	2008	2009	2008
Fees and commissions	$1.9	$1.2	$3.9	$2.5
Dividend income (expense), net	0.2	—	0.3	(0.1)
Interest income	0.6	0.6	1.4	1.1
Other	—	0.3	0.2	0.5

Total other revenues, net	$2.7	$2.1	$5.8	$4.0

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

	March 31, 2009		September 30, 2008
(In millions)	Owned	Sold, not yet purchased	Owned	Sold, not yet purchased
Common stock and ADR’s	$8.8	$1.9	$18.3	$5.8
Exchangeable foreign ordinary equities and ADR’s	21.3	21.3	35.0	35.1
Corporate and municipal bonds	41.9	—	80.2	—
U.S. and foreign government obligations	0.3	21.6	1.3	44.6
Derivatives	14.2	20.6	31.5	13.3
Commodities	67.0	67.1	49.9	52.7
Mutual funds and other	0.1	—	1.8	—

	$153.6	$132.5	$218.0	$151.5

Fair Value Hierarchy

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2009 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy under SFAS No. 157 are:

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

	March 31, 2009
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral	Total
Assets:
Common stock and ADR’s	$27.4	$1.5	$1.2	$—	$30.1
Corporate and municipal bonds	12.9	23.8	5.2	—	41.9
U.S. and foreign government obligations	0.2	0.1	—	—	0.3
Derivatives	0.2	14.0	—	—	14.2
Commodities	—	129.6	—	(62.6)	67.0
Mutual funds and other	0.1	—	—	—	0.1
Investment in managed funds	—	—	12.1	—	12.1

Total assets at fair value	$40.8	$169.0	$18.5	$(62.6)	$165.7

Liabilities:
Common stock and ADR’s	$22.0	$1.2	$—	$—	$23.2
Corporate and municipal bonds		—	—	—	—
U.S. and foreign government obligations	21.6	—	—	—	21.6
Derivatives	6.9	14.3	—	(0.6)	20.6
Commodities	—	73.5	—	(6.4)	67.1

Total liabilities at fair value	$50.5	$89.0	$—	$(7.0)	$132.5

Information on Level 3 Financial Assets and Liabilities

The Company’s financial assets at fair value classified within level 3 of the fair value hierarchy are as follows:

(In millions)	As of March 31, 2009
Total level 3 assets	$18.5
Level 3 assets for which the Company bears economic exposure	$18.5
Total assets	$363.2
Total financial assets at fair value	$165.7
Total level 3 assets as a percentage of total assets	5.1%
Total level 3 assets as a percentage of total financial assets at fair value	11.2%

The following tables sets forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the three months and six months ended March 31, 2009 including a summary of unrealized gains (losses) during the three and six months on the Company’s level 3 financial assets and liabilities still held at March 31, 2009.

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended March 31, 2009
(In millions)	Balances at prior reporting date	Realized gains (losses) during period	Unrealized gains (losses) at reporting date	Purchases, issuances, settlements	Transfers in or out of Level 3	Balances at current reporting date
Assets:
Common stock and ADR’s	$1.8	$0.2	$0.2	$(1.1)	$—	$1.1
Corporate and municipal bonds	5.5	—	(0.3)	—	—	5.2
Investment in managed funds	12.5	0.1	0.2	(0.6)	—	12.2

	$19.8	$0.3	$0.1	$(1.7)	$—	$18.5

	Level 3 Financial Assets and Financial Liabilities For the Six Months Ended March 31, 2009
(In millions)	Balances at prior reporting date	Realized gains (losses) during period	Unrealized gains (losses) at reporting date	Purchases, issuances, settlements	Transfers in or out of Level 3	Balances at current reporting date
Assets:
Common stock and ADR’s	$2.9	$0.2	$0.2	$(2.2)	$—	$1.1
Corporate and municipal bonds	4.1	0.1	1.5	(0.5)	—	5.2
Mutual funds and other	—	—	—	—	—	—
Investment in managed funds	11.9	0.1	0.3	(0.1)	—	12.2

	$18.9	$0.4	$2.0	$(2.8)	$—	$18.5

Note 6 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements at March 31, 2009 at the fair values of the related financial instruments. The Company will incur losses if the market value of the financial instruments increases subsequent to March 31, 2009. The total of $132.5 million at March 31, 2009 includes $20.6 million for derivative contracts, which represent a liability to the Company based on their fair values as of March 31, 2009.

Derivatives

The Company utilizes derivative products in a trading capacity as a dealer to satisfy client needs and mitigate risk. The Company manages risks from both derivatives and non-derivative cash instruments on a consolidated basis. The risks of derivatives should not be viewed in isolation, but in aggregate with the Company’s other trading activities. The Company’s derivative positions are included within the balance sheets under the caption ‘financial instruments owned, at fair value’ and ‘financial instruments sold, not yet purchased, at fair value’.

Listed below are the fair values of trading-related derivatives as of March 31, 2009 and September 30, 2008. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	March 31, 2009		September 30, 2008
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivative contracts for trading activities:
Equity index derivatives	$0.6	$1.2	$1.8	$0.2
Commodity price derivatives	13.6	14.3	29.7	12.6
Derivative contracts accounted for as hedges under SFAS No. 133:
Interest rate derivatives	—	5.7	—	0.5

Gross fair value of derivative contracts	14.2	21.2	31.5	13.3
Cash collateral netting	—	(0.6)	—	—
Fair value included in ‘Financial instruments owned, at fair value’	$14.2		$31.5

Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$20.6		$13.3

The derivatives as of March 31, 2009 mature as follows:

	Assets				Liabilities
(In millions)	Total	Maturing in Fiscal 2009	Maturing in Fiscal 2010	Maturing 2011 & Later	Total	Maturing in Fiscal 2009	Maturing in Fiscal 2010	Maturing 2011 & Later
Equity index derivatives	$0.6	$0.2	$0.2	$0.2	$1.2	$1.2	$—	$—
Interest rate derivatives	—	—	—	—	5.7	—	—	5.7
Commodity price derivatives	13.6	12.3	1.3	—	13.7	12.6	1.1	—

	$14.2	$12.5	$1.5	$0.2	$20.6	$13.8	$1.1	$5.7

Commodity price derivatives:
Base metals	$4.2	$4.1	$0.1	$—	$6.3	$7.4	$0.1	$—
Precious metals	$9.4	$8.2	$1.2	$—	$7.4	$6.4	$1.0	$—

The Company’s derivative contracts are principally held in its commodities trading business segment. The Company assists its commodities customers in protecting the value of their future production by entering into option or forward agreements with them on an over-the-counter (“OTC”) basis. The Company also provides its commodities customers with sophisticated option products, including combinations of buying and selling puts and calls. The Company mitigates its risk by effecting offsetting OTC options with market counterparties or through the purchase or sale of exchange-traded commodities futures. The risk mitigation of offsetting options is not within the documented hedging designation requirements of SFAS No. 133.

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

The following table sets forth by major risk type the firm’s gains/ (losses) related to trading activities, including both derivative and nonderivative financial instruments, for the three months ended March 2009 in accordance with SFAS No. 161. The gains/ (losses) set forth below are included in ‘Net dealer inventory and investment gains’ in the condensed consolidated income statements.

	Three Months Ended March 31,
(In millions)	2009	2008
Asset Management	$1.6	$1.1
Commodities	(5.6)	(15.7)

Total	$1.3	$(7.2)

The Company invests in equity derivatives as part of its asset management business, whose total revenues, including trading revenues are shown in the table above.

The Company has two interest rate swap contracts totaling $100 million in nominal amount at March 31, 2009, which were entered into in order to hedge potential changes in cash flows resulting from our variable rate LIBOR based borrowings, that are classified under SFAS No. 133 as cash flow hedges. The effective portion of the swap’s gain or loss for the three months and six months ended March 31, 2009, as calculated using the long-haul method, was a gain of $0.4 million and a loss of $3.4 million, respectively, which has been reported in the balance sheets as a component of accumulated other comprehensive income (loss). This balance will be recognized in earnings over the remaining term of the swaps, as the hedged exposure affects interest expense. The ineffective portion of the swap gain or loss was a loss of $0.3 million and $1.4 million for the three months and six months ended March 31, 2009, respectively, which is included in ‘Net dealer inventory and investment gains’ on the income statements.

Credit Risk

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

Note 7 – Physical Commodities Inventory

Physical commodities inventory is valued at the lower of cost or market value, determined using the specific identification weighted average price method. Commodities in process include commodities in the process of being recycled. The carrying values of the Company’s inventory at March 31, 2009 and September 30, 2008 are shown below.

(In millions)	March 31, 2009	September 30, 2008
Commodities in process	$0.7	$5.5
Finished commodities	74.5	51.9

	$75.2	$57.4

Note 8 – Goodwill

The Company acquired the Gainvest group of companies (“INTL Gainvest”), specialists in local markets securitization and asset management in Argentina, Brazil and Uruguay, in May 2007. Pursuant to this acquisition, the Company is obligated to make a further payment on June 1, 2009 equal to 25% of the aggregate revenues that INTL Gainvest earns during the 12 months ending April 30, 2009. The revenues on which the 25% is calculated are subject to a minimum threshold of $5.5 million and a maximum ceiling of $11 million for this period. As of March 31, 2009, the aggregate revenues of INTL Gainvest since May 1, 2008 had not exceeded the minimum threshold of $5.5 million for the 12 months ending April 30, 2009. An amount equal to 25% of INTL Gainvest’s revenues for the 12 months ending April 30, 2009 will be recorded as additional goodwill if and when the minimum revenue threshold is achieved.

The Company acquired the 50% interest held by Nilesh Ved in INTL Commodities DMCC, the Company’s Dubai commodities joint venture, in February of 2009. The completion of the purchase accounting for this transaction resulted in goodwill of $2.3 million being recorded during the quarter ended March 31, 2009.

Note 9 – Related Party Transactions

As of March 31, 2009, the Company had investments valued at $12.4 million in two hedge funds managed by INTL Consilium, LLC (“INTL Consilium”), including $11.6 million in the INTL Consilium Convertible Arbitrage Fund (“the ICCAF fund”). As of March 31, 2009 the Company owned a 50.1% interest in INTL Consilium. Under the provisions of FIN 46(R), the Company is required to consolidate the ICCAF fund as a variable interest entity. Accordingly, the minority interest shown in the condensed consolidated income statements for the three and six months ended March 31, 2009 also includes the minority interests in the ICCAF fund. The creditors of the ICCAF fund have no recourse to the general assets of the Company. The Company also has an investment valued at $11.3 million in the INTL Trade Finance Fund Limited, a fund managed by the Company’s wholly-owned subsidiary, INTL Capital Limited. This fund invests primarily in global trade finance-related assets. The Company’s investments in unconsolidated hedge funds are included in ‘Investment in managed funds, at fair value’ on the condensed consolidated balance sheets.

Note 10 – Payable to Lenders under Loans and Overdrafts

As of March 31, 2009, the Company had four credit facilities under which the Company may borrow up to $200 million, subject to certain conditions. Interest expense related to the Company’s credit facilities was approximately $1.9 million and $1.8 million for the three months ended March 31, 2009 and 2008, respectively, and approximately $3.7 million and $3.5 million for the six months ended March 31, 2009 and 2008.

The Company’s four credit facilities at March 31, 2009 consisted of the following:

A one-year, renewable, revolving syndicated committed loan facility established on June 27, 2008 under which the Company’s wholly-owned subsidiary, INTL Commodities, Inc. (‘INTL Commodities’) is entitled to borrow up to $125 million, subject to certain conditions. There are six commercial banks that are the underlying lenders within the syndicate group. The loan proceeds are used to finance the activities of INTL Commodities and are secured by its assets. The interest rate for the facility depends on the ratio of borrowings to equity and ranges between 2.00% and 2.25% over the federal funds rate (0.18% at March 31, 2009) or over the LIBOR rate for the applicable term, at the Company’s election.

A demand facility established on March 5, 2008, under which the Company’s Dubai joint venture, INTL Commodities DMCC, may borrow up to $15 million, subject to certain conditions. The facility is secured by inventory and receivables and is guaranteed by the Company.

Two additional lines of credit with a commercial bank under which the Company may borrow up to $60 million, subject to certain conditions. One of these lines of credit is secured by certain of the Company’s assets. The other is secured by a pledge of shares held in certain of the Company’s foreign subsidiaries. The interest rate on these facilities was 2.40% over one-month LIBOR (approximately 0.98% at March 31, 2009).

At March 31, 2009, the Company had the following credit facilities and outstanding borrowings:

Security	Maturity Date	Maximum Amount	Amount Outstanding
Certain foreign exchange assets	December 31, 2009	$25.0	$8.8
Certain pledged shares	December 31, 2009	35.0	21.9
Certain commodities assets	On demand	15.0	—
Certain commodities assets	June 27, 2009	125.0	50.0

		$200.0	$80.7

Note 11 – Convertible Subordinated Notes and Debt Issuance Costs

The Company had $16.7 million and $16.8 million in aggregate principal amount of the Company’s senior subordinated convertible notes due 2011 (‘Notes’) outstanding as of March 31, 2009 and September 30, 2008, respectively. The Notes are general unsecured obligations of the Company and bear interest at the rate of 7.625% per annum, payable quarterly in arrears.

During October 2008, Notes with a principal balance of $0.1 million were converted into 4,359 common shares at the election of the holders of those Notes. As of March 31, 2009, the remaining Notes are convertible by the holders into 656,936 shares of common stock of the Company, at a conversion price of $25.47 per share. If the dollar-volume weighted average price of the common stock exceeds $38.25, subject to certain adjustments, for any twenty out of thirty consecutive trading days, the Company will have the right to require the holders of the Notes to convert all or any portion of the Notes into shares of common stock at the then-applicable conversion price.

In the event that the consolidated interest coverage ratio for the 12 months preceding the end of any fiscal quarter is less than 2.0, the interest rate on the Notes will be increased by 2.0% to 9.625% per annum, effective as of the first day of the following fiscal quarter. Through the quarter ended March 31, 2009, no such increase has been necessary. Holders may redeem their Notes at par if the interest coverage ratio set forth in the Notes is less than 2.75 for the twelve-month period ending December 31, 2009.

The Company entered into a separate Registration Rights Agreement with the holders of the Notes, under which the Company was required to file with the U.S. Securities and Exchange Commission (‘SEC’) a Registration Statement on Form S-3 within a specified period of time. The Registration Statement was declared effective by the SEC on October 24, 2006. The Company is required, under the Registration Rights Agreement, to maintain the effectiveness of the Registration Statement, failing which it could become liable to pay holders of the Notes liquidated damages of 1% of the value of the Notes upon a failure to maintain effectiveness of the Registration Statement, plus a further 1% for every 30 days that it remains ineffective thereafter, up to an aggregate maximum of 10% of the value of the Notes. At March 31, 2009, the Company was in compliance with its requirements under the Registration Rights Agreement.

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

Note 13 – Capital and Other Regulatory Requirements

The Company’s wholly-owned subsidiary INTL Trading, Inc. (‘INTL Trading’) is a registered broker dealer and member of the Financial Industry Regulatory Authority (“FINRA”) and is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital, and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. A further requirement is that equity capital may not be withdrawn if this ratio would exceed 10 to 1 after such withdrawal. At March 31, 2009, INTL Trading’s net capital was $1.5 million, which was $0.5 million in excess of its minimum requirement.

INTL Capital Limited (‘INTL Capital’) is regulated by the Dubai Financial Services Authority in the United Arab Emirates, and is subject to a minimum capital requirement of approximately $0.5 million as of March 31, 2009.

Note 14 – Stock-Based Compensation

Stock-based compensation expense is included within ‘Compensation and benefits’ in the condensed consolidated income statements and totaled $0.5 million and $0.4 million for the three months, and $0.9 million and $0.7 million for the six months ended March 31, 2009 and 2008, respectively.

Stock Option Plans

The Company sponsors a stock option plan for its directors, officers, employees and consultants. At March 31, 2009, 782,344 shares were authorized for future grant under our stock plan. Awards that expire or are canceled generally become available for issuance again under the plan.

Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted average assumptions:

	Six Months Ended March 31,
	2009	2008
Expected stock price volatility	71%	60%
Expected dividend yield	0%	0%
Risk free interest rate	1.67%	3.25%
Average expected life (in years)	2.80	2.99

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

The following is a summary of stock option activity through March 31, 2009:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2008	464,559	584,207	$9.31	3.27	$8.6

Additional shares authorized	750,000
Granted	(432,215)	432,215	7.06
Exercised		(23,450)	4.35

Balances at March 31, 2009	782,344	992,972	$8.45	4.01	$1.7

Exercisable at March 31, 2009		489,337	$6.99	2.89	$1.6

The Company settles stock option exercises with newly issued shares of common stock. The total compensation cost not yet recognized for non-vested awards of $1.6 million has a weighted average period of 2.89 years over which the compensation expense is expected to be recognized.

Restricted Stock Plan

The Company sponsors a restricted stock plan for its directors, officers and employees. At March 31, 2009, 543,645 shares were authorized for future grant under our restricted stock plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company settles restricted stock with newly issued shares of common stock.

The following is a summary of restricted stock activity through March 31, 2009:

	Shares Available for Grant	Number of Unvested Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2008	657,184	84,397	$26.01	2.25	$2.0

Granted	(113,539)	113,539	8.02
Vested		(18,197)	26.47

Balances at March 31, 2009	543,645	179,739	$14.60	2.99	$1.8

The total compensation cost not yet recognized of $2.2 million has a weighted average period of 2.99 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.

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

Note 17 – Subsequent Events

On April 7, 2009, the Company acquired Companyia Inversora Bursatil Sociedad de Bolsa (“CIBSA”), a leading securities broker-dealer based in Argentina. The Company paid approximately $1.7 million on the date of purchase and is obligated to make additional payments over the next two years, depending on the level of revenues achieved. The Company anticipates recording goodwill once the initial purchase allocation has been finalized, and for any subsequent payments. The acquisition of CIBSA is not expected to have an immediate material impact on the Company.

On May 8, 2009, the Company agreed to redeem its partnership interest in INTL Consilium, LLC (“INTL Consilium”), effective April 30, 2009. The Company has recorded an impairment charge in connection with this transaction of approximately $0.5 million for the three months and six months ended March 31, 2009, which is recorded as ‘Other’ within ‘Non-interest expenses’ on the income statements. The results of INTL Consilium, previously consolidated, will qualify to be treated by the Company for accounting purposes as discontinued operations with effect from the fiscal quarter ending on June 30, 2009. Operating revenues for INTL Consilium were $0.8 million and $1.9 million for the three months and $1.9 million and $7.7 million for the six months ended March 31, 2009 and 2008, respectively.

Note 18 – Segment Analysis

The Company’s activities are currently divided into five functional areas: international equities market-making, foreign exchange trading, commodities trading, international debt capital markets and asset management.

International Equities Market-Making

Through INTL Trading, the Company acts as a wholesale market maker in select foreign securities including unlisted ADR’s and foreign ordinary shares. INTL Trading provides execution and liquidity to national broker-dealers, regional broker-dealers and institutional investors.

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

Inter-segment revenues, charges, receivables and payables are eliminated between segments, except revenues and costs related to foreign currency transactions undertaken on an arm’s length basis by the foreign exchange trading business for the equity and debt trading business. The foreign exchange trading business competes for this business as it does for any other business. If its rates are not competitive, the equity and debt trading businesses buy or sell their foreign currency through other market counter-parties.

Information concerning operations in these segments of business is shown in accordance with SFAS No. 131 as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2009	2008	2009	2008
Total revenues:
International equities market-making	$6.9	$8.5	$25.4	$17.4
Foreign exchange trading	8.0	5.3	13.3	11.6
Commodities trading	15,413.1	3,466.0	25,925.9	5,603.1
International debt capital markets	0.5	1.0	1.2	2.1
Asset management	3.2	5.3	2.4	12.0
Other	—	0.7	(0.3)	1.2

Total	$15,431.7	$3,486.8	$25,967.9	$5,647.4

Operating revenues:
International equities market-making	$6.9	$8.5	$25.4	$17.4
Foreign exchange trading	8.0	5.3	13.3	11.6
Commodities trading	8.5	11.9	14.7	30.4
International debt capital markets	0.5	1.0	1.2	2.1
Asset management	3.2	5.3	2.4	12.0
Other	—	0.7	(0.3)	1.2

Total	$27.1	$32.7	$56.7	$74.7

Net contribution:
(Revenues less cost of sales, clearing and related expenses, variable bonus compensation and bad debt expense):
International equities market-making	$3.5	$4.4	$14.5	$8.8
Foreign exchange trading	5.7	4.0	9.6	8.9
Commodities trading	6.2	10.3	10.1	27.6
International debt capital markets	0.5	0.9	1.2	1.9
Asset management	3.0	4.4	1.9	9.9
Other	(0.1)	0.7	(0.4)	1.2

Total	$18.8	$24.7	$36.9	$58.3

Reconciliation of net contribution to income before income tax and minority interest:
Net contribution allocated to segments	$18.8	$24.7	$36.9	$58.3
Costs not allocated to operating segments	13.7	13.2	25.8	24.7

Income before income tax and minority interest	$5.1	$11.5	$11.1	$33.6

	Balances as of
	March 31, 2009	September 30, 2008
Total assets:
International equities market-making	$33.8	$48.9
Foreign exchange trading	34.8	52.9
Commodities trading	208.5	205.3
International debt capital markets	10.7	11.2
Asset management	66.0	114.4
Other	11.7	5.3

Total	$365.5	$438.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Principal Activities

International Assets Holding Corporation and its subsidiaries (collectively “INTL” or “the Company”) form a financial services group focused on select international markets. The Company commits its capital and expertise to market-making and dealing in financial instruments, currencies and commodities, and to asset management. The Company’s activities are divided into five reportable business segments—international equities market-making, foreign exchange trading, commodities trading, international debt capital markets and asset management.

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

International Debt Capital Markets. The Company originates international debt transactions for issuers located primarily in emerging markets. This includes bond issues, syndicated loans, asset securitizations as well as forms of other negotiable debt instruments. The Company also actively trades a wide variety of international debt instruments including both investment grade and higher yielding emerging market bonds with particular focus on smaller emerging market sovereign, corporate and bank bonds that trade worldwide on an over-the-counter basis.

Asset Management. The Company provides asset management services through INTL Consilium, LLC, an asset management joint venture in which it held a 50.1% interest at March 31, 2009, and through two wholly owned subsidiaries: INTL Capital Ltd. and Gainvest S.A. Sociedad Gerente de Fondos Communes de Inversion. INTL Consilium, LLC acts as the investment manager for private investment funds organized by INTL Consilium, LLC and others. INTL Capital Ltd. acts as the investment adviser to INTL Trade Finance Fund Ltd. Gainvest acts as an investment adviser to three investment funds organized and traded in Argentina. Subsequent to the end of the quarter, the Company agreed to discontinue its business relationship with and redeem its 50.1% interest in INTL Consilium, LLC. The results of INTL Consilium, LLC, previously consolidated and included within continuing operations, will be treated by the Company for accounting purposes as discontinued operations with effect from the fiscal quarter ending June 30, 2009.

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

Pro Forma Adjusted Financial Information (non-GAAP) (UNAUDITED)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In millions, except employee count and ratios)	2009	2008	2009	2008
As reported on a GAAP basis:
Operating revenues	$27.1	$32.7	$56.7	$74.7
Income from continuing operations	$4.3	$6.5	$7.8	$20.2
Net income	$4.0	$6.0	$7.3	$18.9
Stockholders’ equity	$79.3	$57.1

Marked-to-market basis (unaudited, pro forma, non-GAAP):
Adjusted operating revenues	$27.5	$30.2	$58.5	$58.9
Adjusted, pro forma income from continuing operations	$4.6	$4.9	$9.0	$10.4
Adjusted, pro forma net income	$4.3	$4.4	$8.5	$9.1
Adjusted EBITDA	$7.5	$10.6	$16.6	$22.1
Adjusted stockholders’ equity	$83.0	$66.6

Cumulative after tax adjustment to stockholders’ equity	$3.7	$9.5

Trailing twelve months on marked-to-market basis (unaudited, pro forma, non-GAAP):
Adjusted operating revenues	$100	$102
Adjusted, pro forma net income	$10	$14
Adjusted EBITDA	$22	$37
Adjusted return on average equity	13.9%	24.5%

The following marked-to-market adjustments were made to the GAAP basis numbers shown above (unaudited, pro forma, non-GAAP management data):
Gross marked-to-market adjustment	0.4	(2.5)	1.8	(15.8)
Pro forma tax effect at 37.5%	(0.1)	0.9	(0.6)	6.0

After tax marked-to-market adjustment	$0.3	$(1.6)	$1.2	$(9.8)

Reconciliation of net income to adjusted EBITDA (non-GAAP)
Net income	$4.0	$6.0	$7.3	$18.9
Minority interests	0.3	0.5	0.5	1.3
Income tax	0.8	4.3	3.3	12.5
Depreciation and amortization	0.3	0.2	0.5	0.5
Interest expense	2.3	2.8	4.6	5.8
Interest income	(0.6)	(0.7)	(1.4)	(1.1)
Gross marked-to-market adjustment	0.4	(2.5)	1.8	(15.8)

Adjusted EBITDA (non-GAAP)	$7.5	$10.6	$16.6	$22.1

Other data (unaudited, pro forma, non-GAAP):
Employees	186	181
Compensation and benefits / adjusted operating revenues	37.8%	36.4%	41.0%	36.7%
Leverage ratio: Total assets to equity	4.6	5.9

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

Results of Operations

Set forth below is the Company’s discussion of the results of its operations, as viewed by management, for the fiscal quarters and six-month periods ended March 31, 2009 and 2008, respectively. The quarters will be referred to in this discussion as “Q2 2009” and “Q2 2008”, and the six-month periods as “YTD 2009” and “YTD 2008”, respectively. This discussion refers to both GAAP results and adjusted marked-to-market information, in accordance with the information presented above under the heading ‘Pro Forma Adjusted Financial Information’. For the international equities, foreign exchange trading, international debt capital markets and asset management segments, there are no differences between the GAAP results and the adjusted marked-to-market results. Only the commodities trading segment has differences between the GAAP results and the adjusted marked-to-market results. However, this means that there are differences between the GAAP basis and marked-to-market basis numbers for total operating revenues, total contribution and net income. Please note that any term below that contains the word ‘adjusted’ refers to non-GAAP, marked-to-market information.

Financial Overview

The following table shows an overview of our financial results.

	Three Months Ended March 31,			Six Months Ended March 31,
(In millions)	2009	% Change	2008	2009	% Change	2008
FINANCIAL OVERVIEW
Adjusted total operating revenues (non-GAAP)	$27.5	(9)%	$30.2	$58.5	(1)%	$58.9
Interest expense	2.3	(18)%	2.8	4.6	(21)%	5.8

Net revenues (non-GAAP)	25.2	(8)%	27.4	53.9	2%	53.1
Non-interest expenses	19.7	7%	18.4	41.0	16%	35.3

Income before income tax and minority interest (non-GAAP)	5.5	(39)%	9.0	12.9	(28)%	17.8
Pro forma income tax expense (non-GAAP)	0.9	(74)%	3.4	3.9	(40)%	6.5
Minority interest in income of consolidated entities	—	(100)%	0.7	—	(100)%	0.9

Income from continuing operations (non-GAAP)	4.6	(6)%	4.9	9.0	(13)%	10.4
Less: Net income attributable to the noncontrolling interests	0.3	(40)%	0.5	0.5	(62)%	1.3

Pro forma net income (non-GAAP)	$4.3	(2)%	$4.4	$8.5	(7)%	$9.1

Reconciliation of operating revenues from GAAP to adjusted, non-GAAP numbers:
Total operating revenues, (GAAP)	$27.1		$32.7	$56.7		$74.7
Gross marked-to-market adjustment	0.4		(2.5)	1.8		(15.8)

Operating revenues (non-GAAP)	$27.5		$30.2	$58.5		$58.9

Reconciliation of income tax expense from GAAP to pro forma, non-GAAP numbers:
Income tax expense (GAAP)	$0.8		$4.3	$3.3		$12.5
Pro forma taxes on gross marked-to- market adjustment at 37.5%	0.1		(0.9)	0.6		(6.0)

Pro forma income tax expense (non-GAAP)	$0.9		$3.4	$3.9		$6.5

Q2 2009 Operating Revenues vs. Q2 2008 Operating Revenues

The Company’s operating revenues under GAAP for Q2 2009 and Q2 2008 were $27.1 million and $32.7 million, respectively. The Company’s adjusted operating revenues were $27.5 million in Q2 2009, compared with $30.2 million in Q2 2008. Decreases in adjusted operating revenues of 18% in equities market-making, 5% in commodities trading, 50% in debt capital markets and 40% in asset management were partially offset by a 51% increase in foreign exchange trading adjusted operating revenues. The unusual levels of volatility in global equity markets experienced during the first quarter of fiscal 2009 were not sustained during Q2 2009. Reduced volumes during the quarter produced matching results. The commodities trading results in Q2 2009 were largely driven by precious metals activity, while those in Q2 2008 were driven by base metals trading activity. Foreign exchange trading produced its best quarter ever in Q2 2009. The lack of demand and risk intolerance caused by the global financial crisis continues to adversely affect our debt arrangement and placement business, accounted for in the debt capital markets segment. Reduced revenue in the asset management segment arose as a result of reduced investment advisory fees related to redemptions from funds under management and to declining values of assets as a result of the global financial crisis. See the segmental analysis below for additional information on activity in each of the segments.

YTD 2009 Operating Revenues vs. YTD 2008 Operating Revenues

The Company’s operating revenues under GAAP for YTD 2009 and YTD 2008 were $56.7 million and $74.7 million, respectively. The Company’s adjusted operating revenues were $58.5 million in YTD 2009, 1% lower than the operating revenues of $58.9 in YTD 2008. Adjusted operating revenues increased by 46% in equities market-making, 15% in foreign exchange trading and 13% in commodities trading, offset by decreases of 43% in debt capital markets and 80% in asset management. The equities market-making segment benefited from the unusual levels of volatility in global equity markets during 2009. Foreign exchange trading revenues have continued to climb during 2009 as a result of widening spreads in emerging market exchange rates and increased customer activity. The commodities trading results in YTD 2009 have been largely driven by precious metals activity, compared with base metals activity in YTD 2008. Operating revenues in the debt capital markets segment has been adversely affected in YTD 2009 by the global financial crisis. Reduced investment advisory fees related to redemptions from funds under management and to declining values of assets as a result of the global financial crisis, as well as marked-to-market losses in the Company’s proprietary investments in certain funds and accounts managed by the Company, led to reduced revenue and losses in the asset management segment.

Q2 2009 Interest expense vs. Q2 2008 Interest expense

Interest expense: Interest expense decreased by 18% from $2.8 million in Q2 2008 and $2.3 million in Q2 2009 as a result of decreased average borrowings and lower interest rates. In mid-2008 the Company entered into two three-year interest rate swaps for a total of $100 million. These were designated as cash flow hedges. See Note 10 to the condensed consolidated financial statements for further information. The Company pays a fixed 3.66% (on average), and receives a variable rate equal to one-month LIBOR. One-month LIBOR was lower than the fixed rate of 3.66% paid by the Company for most of Q2 2009, resulting in a net interest expense on the swaps. The effective portion of the interest expense on the swaps during Q2 2009 had the effect of increasing the Company’s reported interest expense by $0.6 million.

YTD 2009 Interest expense vs. YTD 2008 Interest expense

Interest expense: Interest expense decreased by 21% from $5.8 million in YTD 2008 to $4.6 million in YTD 2009 as a result of decreased average borrowings and lower interest rates. The effective portion of the interest expense on the interest rate swaps (referred to in the paragraph above) during YTD 2009 had the effect of increasing the Company’s reported interest expense by $0.8 million.

Non-interest expenses

The following table shows a summary of our non-interest expenses.

	Three Months Ended March 31,			Six Months Ended March 31,
(In millions)	2009	% Change	2008	2009	% Change	2008
NON-INTEREST EXPENSES
Compensation and benefits	$10.4	(5)%	$11.0	$24.0	11%	$21.6
Clearing and related expenses	5.0	28%	3.9	9.9	29%	7.7
Other non-interest expenses
- Occupancy and equipment rental	0.3	0%	0.3	0.7	0%	0.7
- Professional fees	0.3	(40)%	0.5	1.1	10%	1.0
- Depreciation and amortization	0.3	0%	0.3	0.5	0%	0.5
- Business development	0.5	(17)%	0.6	1.0	(23)%	1.3
- Insurance	0.1	0%	0.1	0.2	0%	0.2
- Other	2.8	65%	1.7	3.6	57%	2.3

Total other non-interest expenses	4.3	23%	3.5	7.1	18%	6.0

Total non-interest expenses	$19.7	7%	$18.4	$41.0	16%	$35.3

Q2 2009 Non-Interest Expenses vs. Q2 2008 Non-Interest Expenses

Total Non-Interest Expenses: Non-interest expenses increased by 7% from $18.4 million in Q2 2008 to $19.7 million in Q2 2009.

Compensation and Benefits: Compensation and benefits expense decreased by 5% from $11.0 million to $10.4 million. These represented 53% of total non-interest expenses in Q2 2009, compared with 60% in Q2 2008. The variable portion of compensation and benefits decreased by 5% from $5.7 million in Q2 2008 to $5.4 million in Q2 2009, mainly as a result of decreased revenues. The fixed portion of compensation and benefits decreased 6% from $5.3 million to $5.0 million, resulting from reduced base salaries. The number of employees declined from 190 at the beginning of Q2 2009 to 186 at the end of Q2 2009, compared with 181 employees at the end of Q2 2008. Stock-based compensation expense was $0.5 million and $0.4 million for Q2 2009 and Q2 2008, respectively.

Clearing and Related Expenses: Clearing and related expenses increased by 28% from $3.9 million in Q2 2008 to $5.0 million in Q2 2009. The increase was mainly a result of increased equities volumes and third-party commissions paid in the foreign exchange trading business.

Other Non-Interest Expenses: Other non-interest expenses increased by 23% from $3.5 million in Q2 2008 to $4.3 million in Q2 2009. In Q2 2009 these included $1.8 million of bad debt write-offs, compared with $1.1 million in Q2 2008, and $0.5 million as an impairment charge relating to the Company’s joint venture interest in INTL Consilium, LLC, which the Company agreed to redeem effective April 30, 2009. The 40% decrease in professional fees was as a result of adjustments made to accruals in the prior quarter. Business development costs decreased by 17%, from $0.6 million to $0.5 million.

Provision for Taxes: The effective income tax rate on a GAAP basis was 16% in Q2 2009, compared with 37% in Q2 2008. This change was primarily due to changes in the geographic mix of profits and losses.

Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, the level of our pre-tax earnings and the level of our tax credits.

Minority Interest: The minority interest in income of consolidated entities decreased from $0.5 million in Q2 2008 to $0.3 million in Q2 2009. This represents the minority interests in our joint venture, INTL Consilium, LLC, and in INTL Gainvest Capital Uruguay S.A. During February 2009, the Company acquired the 50% interest held by our joint venture partner in INTL Commodities DMCC, making this company a wholly-owned subsidiary.

Loss from Discontinued Operations: On August 1, 2008, the Company notified the employees of its Hong Kong subsidiary, INTL Global Currencies (Asia) Ltd., of its intention to discontinue its foreign exchange margin trading operations. The subsidiary has been closed down without any material expenses incurred beyond those accrued at September 30, 2008. The loss from discontinued operations, net of taxes, was $0.7 million in Q2 2008.

YTD 2009 Non-Interest Expenses vs. YTD 2008 Non-Interest Expenses

Total Non-Interest Expenses: Non-interest expenses increased by 16% from $35.3 million in YTD 2008 to $41.0 million in YTD 2009.

Compensation and Benefits: Compensation and benefits expense increased by 11% from $21.6 million to $24.0 million. These represented 59% of total non-interest expenses in YTD 2009, compared with 61% in YTD 2008. The variable portion of compensation and benefits increased by 26% from $11.4 million in YTD 2008 to $14.4 million in YTD 2009. Although total revenues decreased by 1%, variable compensation numbers for the YTD 2009 period are unusual because of very high equities market-making revenues in the quarter ended December 31, 2008 and because losses, such as the asset management losses in the same period, do not result in a corresponding credit to the variable compensation expense. The fixed portion of compensation and benefits decreased 6% from $10.2 million to $9.6 million, as a result of having fewer employees. The number of employees declined from 195 at the beginning of YTD 2009 to 186 at the end of YTD 2009, compared with 181 employees at the end of YTD 2008. Stock-based compensation expense was $0.9 million and $0.7 million for YTD 2009 and YTD 2008, respectively.

Clearing and Related Expenses: Clearing and related expenses increased by 29% from $7.7 million in YTD 2008 to $9.9 million in YTD 2009. The increase was mainly a result of increased equities volumes and third-party commissions paid in the foreign exchange trading business.

Other Non-Interest Expenses: Other non-interest expenses increased by 18% from $6.0 million in YTD 2008 to $7.1 million in YTD 2009. In YTD 2009 these included $1.9 million of bad debt write-offs, compared with $1.1 million in YTD 2008, and a $0.5 million impairment charge relating to the Company’s joint venture interest in INTL Consilium, LLC, which the Company agreed to redeem, effective April 30, 2009. Business development costs decreased by 23%, from $1.3 million to $1.0 million.

Provision for Taxes: The effective income tax rate on a GAAP basis was 30% in YTD 2009, compared with 37% in YTD 2008. This change was primarily due to changes in the geographic mix of profits and losses.

Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, the level of our pre-tax earnings and the level of our tax credits.

Minority Interest: The minority interest in income of consolidated entities decreased from $1.3 million in YTD 2008 to $0.5 million in YTD 2009. This represents the minority interests in our two joint ventures, INTL Consilium, LLC and INTL Commodities DMCC, and in INTL Gainvest Capital Uruguay S.A. During February 2009 the Company acquired the 50% interest held by our joint venture partner in INTL Commodities DMCC, making this company a wholly-owned subsidiary.

Loss from Discontinued Operations: On August 1, 2008, the Company notified the employees of its Hong Kong subsidiary, INTL Global Currencies (Asia) Ltd., of its intention to discontinue its foreign exchange margin trading operations. The subsidiary has been closed down without any material expenses incurred beyond those accrued at September 30, 2008. The loss from discontinued operations, net of taxes, was $0.9 million in YTD 2008.

Segment Information

The following table shows information concerning the Company’s principal business segments.

	Three Months Ended March 31,			Six Months Ended March 31,
(In millions)	2009	% Change	2008	2009	% Change	2008
SEGMENTAL RESULTS
International equities market-making
- operating revenues	$6.9	(19)%	$8.5	$25.4	46%	$17.4
- variable expenses	3.4	(17)%	4.1	10.9	27%	8.6

- contribution	3.5	(20)%	4.4	14.5	65%	8.8

Foreign exchange trading
- operating revenues	8.0	51%	5.3	13.3	15%	11.6
- variable expenses	2.3	77%	1.3	3.7	37%	2.7

- contribution	5.7	43%	4.0	9.6	8%	8.9

Commodities trading
- adjusted operating revenues (non-GAAP)	8.9	(5)%	9.4	16.5	13%	14.6
- variable expenses	2.3	44%	1.6	4.6	64%	2.8

- adjusted contribution (non-GAAP)	6.6	(15)%	7.8	11.9	1%	11.8

International debt capital markets
- operating revenues	0.5	(50)%	1.0	1.2	(43)%	2.1
- variable expenses	—	(100)%	0.1	—	(100)%	0.2

- contribution	0.5	(44)%	0.9	1.2	(37)%	1.9

Asset management
- operating revenues	3.2	(40)%	5.3	2.4	(80)%	12.0
- variable expenses	0.2	(78)%	0.9	0.5	(76)%	2.1

- contribution	3.0	(32)%	4.4	1.9	(81)%	9.9

Other
- operating revenues	—	(100)%	0.7	(0.3)	n/m	1.2
- variable expenses	0.1	n/m	—	0.1	n/m	—

- contribution	(0.1)	n/m	0.7	(0.4)	n/m	1.2

Total Segmental Results
- adjusted operating revenues (non-GAAP)	27.5	(9)%	30.2	58.5	(1)%	58.9
- variable expenses	8.3	4%	8.0	19.8	21%	16.4

- adjusted contribution (non-GAAP)	$19.2	(14)%	$22.2	$38.7	(9)%	$42.5

Reconciliation of commodities trading operating revenues from GAAP to adjusted, non-GAAP numbers:
Total operating revenues, (GAAP)	$8.5		$11.9	$14.7		$30.4
Gross marked-to-market adjustment	0.4		(2.5)	1.8		(15.8)

Adjusted operating revenues (non-GAAP)	$8.9		$9.4	$16.5		$14.6

Reconciliation of commodities trading contribution from GAAP to adjusted, non-GAAP numbers:
Total commodities trading contribution, (GAAP)	$6.2		$10.3	$10.1		$27.6
Gross marked-to-market adjustment	0.4		(2.5)	1.8		(15.8)

Commodities trading adjusted contribution (non-GAAP)	$6.6		$7.8	$11.9		$11.8

Reconciliation of total operating revenues from GAAP to adjusted, non-GAAP numbers:
Total operating revenues, (GAAP)	$27.1		$32.7	$56.7		$74.7
Gross marked-to-market adjustment	0.4		(2.5)	1.8		(15.8)

Adjusted operating revenues (non-GAAP)	$27.5		$30.2	$58.5		$58.9

Reconciliation of total contribution from GAAP to adjusted, non-GAAP numbers:
Total contribution, (GAAP)	$18.8		$24.7	$36.9		$58.3
Gross marked-to-market adjustment	0.4		(2.5)	1.8		(15.8)

Adjusted contribution (non-GAAP)	$19.2		$22.2	$38.7		$42.5

Q2 2009 vs. Q2 2008 Segmental Analysis

The adjusted contribution of all the Company’s business segments was $19.2 million in Q2 2009, compared with $22.2 million in Q2 2008. Contribution consists of operating revenues less direct clearing and clearing related charges and variable compensation paid to traders. Variable compensation is paid to traders on the basis of a fixed percentage of the aggregate of revenues less clearing and related charges, base salaries and a fixed overhead allocation. Contribution is one of the key measures used by management to assess the performance of each segment.

International equities market-making – Operating revenues decreased by 19% from $8.5 million in Q2 2008 to $6.9 million in Q2 2009. Operating revenues in this segment are largely dependent on overall volume and volatility. During Q2, 2009, volume and volatility both declined. Equity market-making operating revenues include the trading profits earned by the Company before the related expense deduction for ADR conversion fees. These ADR fees are included in the condensed consolidated income statements as clearing and related expenses.

The contribution attributable to this segment decreased 20% from $4.4 million to $3.5 million. Variable expenses expressed as a percentage of operating revenues increased from 48% to 49

Foreign exchange trading – Operating revenues were at a record level in Q2 2009, increasing by 51% from $5.3 million in Q2 2008 to $8.0 million in Q2 2009. Operating revenues increased due to wider spreads on currencies of developing countries in response to the global financial crisis, and an increased customer base.

The contribution attributable to this segment increased 43% from $4.0 million to $5.7 million. Variable expenses expressed as a percentage of operating revenues increased from 25% to 29%, mainly as a result of commissions paid to third-party introducers.

Commodities trading – Operating revenues under GAAP decreased from $11.9 million in Q2 2008 to $8.5 million in Q2 2009. Adjusted operating revenues decreased by 5% from $9.4 million in Q2 2008 to $8.9 million in Q2 2009.

Precious metals adjusted operating revenues increased from $4.1 million in Q2 2008 to $6.9 million in Q2 2009. Base metals adjusted operating revenues decreased from $5.3 million in Q2 2008 to $2.0 million in Q2 2009. Precious metals operating revenues have increased as a result of increased customer business and increasing revenue flows from our Dubai subsidiary and from our Singapore office. Base metals operating revenues decreased due to the substantial decline in prices of base metals since Q2 2008, which has made recycling less profitable and resulted in decreased activity.

The adjusted contribution attributable to this segment decreased 15% from $7.8 million to $6.6 million. Variable expenses expressed as a percentage of operating revenues increased from 17% to 26%.

International debt capital markets – Operating revenues decreased by 50% from $1.0 million in Q2 2008 to $0.5 million in Q2 2009. The business focuses on the arranging and placing of debt issues and asset backed securitization. Operating revenues have been adversely affected by the lack of market demand and intolerance for risk caused by the global financial crisis.

The contribution attributable to this segment decreased 44% from $0.9 million to $0.5 million.

Asset management – The Company’s asset management segment revenues include management and performance fees, commissions and other revenues received by the Company for management of third party assets and investment gains or losses on the Company’s investments in funds or proprietary accounts managed either by the Company’s investment managers or by independent investment managers.

Operating revenues decreased 40% from $5.3 million in Q2 2008 to $3.2 million in Q2 2009. Redemptions from and losses in funds managed by the Company during Q2 2009 reduced total third party assets under management in this segment from $1.2 billion at September 30, 2008 to $0.7 billion at March 31, 2009. Assets under management at March 31, 2008 were $2.2 billion. Management fees, earned on a lower asset base, and other income were $1.6 million during Q2 2009. Net marked-to-market gains in proprietary investments were $1.6 million. During Q2 2009, the Company redeemed or sold certain of its proprietary investments, the fair value of which was $27.8 million at March 31, 2009 and $36.7 million at December 31, 2008.

The contribution attributable to this segment decreased 32% from $4.4 million in Q2 2008 to $3.0 million in Q2 2009. On May 8, 2009, the Company agreed to discontinue its business relationship with and redeem its partnership interest in INTL Consilium, LLC effective April 30, 2009. The results of INTL Consilium, previously consolidated, will qualify for accounting purposes to be treated as discontinued operations with effect from the fiscal quarter ending June 30, 2009. Operating revenues for INTL Consilium were $0.8 million and $1.9 million for Q2 2009 and Q2 2008, respectively.

YTD 2009 vs. YTD 2008 Segmental Analysis

The adjusted contribution of all the Company’s business segments was $38.7 million in YTD 2009, compared with $42.5 million in YTD 2008.

International equities market-making – Operating revenues increased by 46% from $17.4 million in YTD 2008 to $25.4 million in YTD 2009. Operating revenues in this segment are largely dependent on overall volume and volatility. Market volatility reached unprecedented levels during the quarter ended December 31, 2008, in response to the global financial crisis, but then declined significantly during the quarter ended March 31, 2009. Equity market-making operating revenues include the trading profits earned by the Company before the related expense deduction for ADR conversion fees. These ADR fees are included in the condensed consolidated income statements as clearing and related expenses.

The contribution attributable to this segment increased 65% from $8.8 million to $14.5 million. Variable expenses expressed as a percentage of operating revenues decreased from 49% to 43%.

Foreign exchange trading – Operating revenues increased by 15% from $11.6 million in YTD 2008 to $13.3 million in 2009, due to a larger customer base and wider spreads in developing market currency exchange rates.

The contribution attributable to this segment increased 8% from $8.9 million to $9.6 million. Variable expenses expressed as a percentage of operating revenues increased from 23% to 28%, mainly as a result of commissions paid to third-party introducers.

Commodities trading – Operating revenues under GAAP decreased from $30.4 million in YTD 2008 to $14.7 million in YTD 2009. Adjusted operating revenues increased by 13% from $14.6 million in YTD 2008 to $16.5 million in YTD 2009.

Precious metals adjusted operating revenues increased from $5.2 million in YTD 2008 to $12.9 million in YTD 2009. Base metals adjusted operating revenues decreased from $9.4 million in YTD 2008 to $3.6 million in YTD 2009. Precious metals operating revenues have increased as a result of increased customer business and increasing revenue flows from our Dubai subsidiary and from our Singapore office. Base metals operating revenues decreased due to the substantial decline in prices since Q2 2008, which has made recycling less profitable and resulted in decreased activity.

The adjusted contribution attributable to this segment increased 1% from $11.8 million to $11.9 million. Variable expenses expressed as a percentage of operating revenues increased from 19% to 28%.

International debt capital markets – Operating revenues decreased by 43% from $2.1 million in YTD 2008 to $1.2 million in YTD 2009. The business focuses on the arranging and placing of debt issues and asset backed securitization. Operating revenues have been adversely affected by the lack of market demand and intolerance for risk caused by the global financial crisis.

The contribution attributable to this segment decreased 37% from $1.9 million to $1.2 million.

Asset management – The Company’s asset management segment revenues include management and performance fees, commissions and other revenues received by the Company for management of third party assets and investment gains or losses on the Company’s investments in funds or proprietary accounts managed either by the Company’s investment managers or by independent investment managers.

Operating revenues decreased 80% from $12.0 million in YTD 2008 to $2.4 million in YTD 2009. Redemptions from and losses in funds managed by the Company during YTD 2009 reduced total third party assets under management in this segment from $1.2 billion at September 30, 2008 to $0.7 billion at March 31, 2009. Assets under management at March 31, 2008 were $2.2 billion. Management fees, earned on a lower asset base, and other income were $3.6 million during YTD 2009. Net marked-to-market losses in proprietary investments were $1.2 million. During the six-month period to March 31, 2009, the Company redeemed or sold certain of its proprietary investments, the fair value of which was $27.8 million at March 31, 2009 and $37.9 million at September 30, 2008.

The contribution attributable to this segment decreased 81% from $9.9 million in YTD 2008 to $1.9 million in YTD 2009. On May 8, 2009, the Company agreed to discontinue its business relationship with and redeem its partnership interest in INTL Consilium, LLC effective April 30, 2009. The results of INTL Consilium, previously consolidated, will qualify to be treated for accounting purposes as discontinued operations with effect from the fiscal quarter ending on June 30, 2009. Operating revenues for INTL Consilium were $1.9 million and $7.7 million for YTD 2009 and YTD 2008, respectively.

Variable vs. Fixed Expenses

	Three Months Ended March 31,				Six Months Ended March 31,
(In millions)	2009	% of Total	2008	% of Total	2009	% of Total	2008	% of Total
VARIABLE vs. FIXED EXPENSES
Variable clearing and related expenses	$4.5	23%	$3.2	17%	$8.8	21%	$6.6	19%
Variable compensation	5.4	27%	5.7	31%	14.4	35%	11.3	32%
Bad debts and impairment	2.3	12%	1.1	6%	2.4	6%	1.1	3%

Total variable expenses	12.2	62%	10.0	54%	25.6	62%	19.0	54%
Fixed expenses	7.5	38%	8.4	46%	15.4	38%	16.3	46%

Total non-interest expenses	$19.7	100%	$18.4	100%	$41.0	100%	$35.3	100%

The Company aims to make its non-interest expenses variable to the greatest extent possible, and to keep its fixed costs as low as possible. The table above shows an analysis of the Company’s total non-interest expenses for the quarters and six-month periods ended March 31, 2009 and 2008, respectively. Variable expenses consist of clearing and related expenses, variable compensation paid to traders, bonuses paid to operational, administrative and managerial employees and bad debts and impairment expenses. As a percentage of total non-interest expenses, variable expenses increased from 54% in both periods shown for 2008 to 62% in both periods shown for 2009.

Liquidity, Financial Condition and Capital Resources

The Company continuously reviews its overall capital needs to ensure that its capital base, including both stockholders’ equity and debt, can appropriately support the anticipated capital needs of its operating subsidiaries.

At March 31, 2009, the Company had total equity capital of approximately $79.3 million, convertible subordinated notes of approximately $16.7 million, and bank loans of approximately $80.7 million.

A substantial portion of the Company’s assets are liquid. The majority of the assets consist of financial instruments, which fluctuate depending on the level of customer business. At March 31, 2009, approximately 94% of the Company’s assets consisted of cash, cash equivalents, receivables from brokers, dealers, clearing organization and customers, marketable financial instruments, physical commodities inventory and investments in managed funds. All assets are financed by the Company’s equity capital, subordinated convertible notes, bank loans, short-term borrowings from financial instruments sold, not yet purchased, metals leases and other payables.

The Company’s assets and liabilities may vary significantly from period to period due to changing customer requirements, and economic and market conditions, as well as the growth of the Company. The Company’s total assets at March 31, 2009 and September 30, 2008, were $365.5 million and $438 million, respectively. The Company’s operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory.

Approximately $21 million of exchangeable foreign ordinary equities and ADR’s are included within financial instruments owned and financial instruments sold, not yet purchased, respectively, on the Company’s condensed consolidated balance sheet at March 31, 2009.

At March 31, 2009, the Company had bank facilities under which the Company could borrow up to a maximum of $200 million, subject to certain conditions. At March 31, 2009 the total outstanding under all of these facilities was $80.7 million. The Company is in compliance with all of its covenants to lenders.

The Company’s largest bank facility is a renewable, revolving syndicated committed loan facility under which the Company’s wholly-owned subsidiary, INTL Commodities, Inc., is entitled to borrow up to $125 million, subject to certain conditions. There are six commercial banks that are the underlying lenders within the syndicate group. The loan proceeds are used to finance the activities of INTL Commodities, Inc. and are secured by its assets. This facility is scheduled to expire on June 27, 2009. The Company has two credit facilities with a commercial bank that are committed until December 31, 2009, a general facility for $35 million and a facility used by the Company’s subsidiary, INTL Global Currencies, for $25 million. The Company’s Dubai subsidiary, INTL Commodities DMCC, has an uncommitted bank facility at March 31, 2009 of $15 million.

The interest rate on all of the Company’s bank facilities is variable. In mid-2008 the Company entered into two three-year interest rate swaps for a total of $100 million as a hedge against movements in LIBOR-based interest rates. The Company pays a fixed 3.66% (on average), and receives a variable rate equal to one-month LIBOR. One-month LIBOR has been lower than the fixed rate of 3.66% paid by the Company for most of YTD 2009, resulting in a net interest expense on the swaps and an increase in total interest expense reported.

The Company receives cash from precious metals customers in Dubai and Singapore as collateral against margin trading positions. Where a right of setoff exists with the same counterparty under master netting agreements, the Company nets collateral balances against financial instruments. At March 31, 2009 the gross value of collateral balances held by the Company from its customers was approximately $90 million, of which approximately $41 million was netted against financial instrument balances. The net funding available to the Company’s commodities business from collateral balances at March 31, 2009 was thus approximately $49 million.

INTL Trading, the Company’s broker-dealer subsidiary, is subject to the net capital requirements of the SEC relating to liquidity and net capital levels. At March 31, 2009, INTL Trading had regulatory net capital of $1.5 million, which was $0.5 million in excess of its minimum net capital requirement.

The Company’s ability to receive distributions from INTL Trading is restricted by regulations of the SEC and FINRA. The Company’s right to receive distributions from its subsidiaries is also subject to the rights of the subsidiaries’ creditors, including customers of INTL Trading. INTL Trading paid dividends to the Company of approximately $2.5 million and $7.5 million during YTD 2008 and YTD 2009, respectively.

In September 2006 the Company completed a private placement of $27 million of 7.625% subordinated convertible notes (‘the Notes’), of which $16.7 million in principal amount remain outstanding and unconverted. The Notes mature in September 2011. They are convertible at any time at the option of the holders at $25.47 per share. The Notes contain customary anti-dilutive provisions. At the current conversion price, conversion would result in the issuance of 656,936 new shares of common stock. The Company may require conversion at any time if the dollar volume-weighted average share price exceeds $38.25 for 20 out of any 30 consecutive trading days. Holders may redeem their Notes at par if the interest coverage ratio set forth in the Notes is less than 2.75 for the twelve-month period ending December 31, 2009. The Company may redeem the Notes at 110% of par on March 11, 2010.

The Company entered into an agreement on April 30, 2007 to acquire the Gainvest group of companies (“INTL Gainvest”) in South America. Pursuant to this acquisition, the Company made a payment of $1.4 million to the sellers on June 1, 2008, equal to 25% of the aggregate revenues of INTL Gainvest earned for the year ended April 30, 2008, which has been recorded as additional goodwill. The Company is obligated to make a further payment on June 1, 2009 equal to 25% of the aggregate revenues of INTL Gainvest earned during the 12 months ended April 30, 2009. The revenues on which the 25% is calculated are subject to a minimum threshold of $5.5 million and a maximum ceiling of $11 million for this period. The aggregate revenues of INTL Gainvest in the eleven-month period from May 1 to March 31, 2009 had not exceeded the minimum threshold of $5.5 million and, accordingly, no accrual was made for deferred acquisition consideration at March 31, 2009. If the threshold is exceeded, the Company will make a payment of at least $1.4 million on June 1, 2009.

Certain subsidiaries of the Company that are regulated in foreign jurisdictions are subject to minimum capital requirements. INTL Capital Ltd. is regulated by the Dubai Financial Services Authority, in the United Arab Emirates, and is subject to a minimum capital requirement which at March 31, 2009 was approximately $0.5 million. INTL Capital Ltd. was in compliance with its capital requirements at March 31, 2009.

The Company’s cash and cash equivalents decreased from approximately $62.8 million at September 30, 2008 to approximately $49.2 million at March 31, 2009, a net decrease of approximately $13.6 million. Operating activities provided net cash of $31 million. Bank facilities were paid down by $39.1 million and net cash of $5.7 million was used in investing activities.

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

As disclosed in Note 1 to the condensed consolidated financial statements, the Company has adopted Statement of Financial Accounting Standards (“SFAS”) 159 and SFAS 157 with effect from Q1 2009. The adoption of SFAS 159 has not resulted in the valuation of any additional categories of financial assets or liabilities at fair value than was the case before adoption. The adoption of SFAS 157 has resulted in additional disclosures which are set forth in Note 5 to the condensed consolidated financial statements. At March 31, 2009 the Company had a total of $18.5 million of financial assets at fair value in the level 3 category, representing 5.1% of total assets and 11.2% of total financial assets at fair value. Of the $18.5 million, $11.3 million relates to the Company’s investment in the INTL Trade Finance Fund, whose underlying assets are short-term, trade-related debt instruments and $5.2 million relates to corporate bonds. These assets are purchased and sold on a principal-to-principal basis and their value is dependent on estimates of yields in small, inactive and specialized markets. The remaining $2.0 million is comprised of $1.2 million in pre-IPO proprietary investments, valued at cost less an appropriate liquidity provision, and $0.8 million in hedge fund investments.

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

Revenue Recognition. The revenues of the Company are derived principally from realized and unrealized trading income in securities, derivative instruments, commodities and foreign currencies purchased or sold for the Company’s account. Realized and unrealized trading income is recorded on a trade date basis. Securities owned and securities sold, not yet purchased and foreign currencies sold, not yet purchased, are stated at market value with related changes in unrealized appreciation or depreciation reflected in ‘Net dealer inventory and investment gains’. Fee and interest income are recorded on the accrual basis and dividend income is recognized on the ex-dividend date.

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

The Company seeks to mitigate exposure to market risk by utilizing a variety of qualitative and quantitative techniques:

•	Diversification of business activities and instruments;

•	Limitations on positions;

•	Allocation of capital and limits based on estimated weighted risks; and

•	Daily monitoring of positions and mark-to-market profitability.

The Company utilizes derivative products in a trading capacity as a dealer to satisfy client needs and mitigate risk. The Company manages risks from both derivatives and non-derivative cash instruments on a consolidated basis. The risks of derivatives should not be viewed in isolation, but in aggregate with the Company’s other trading activities.

Management believes that the volatility of revenues is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of the Company’s daily revenue, determined on a marked-to-market basis, during the six months ended March 31, 2009.

Daily MTM Revenue
Days
40
20
0
1
7
10
18
35
20
16
7
7
4
1
4
$0 to ($100)
$0 to $100
$100 to $200
$200 to $300
$300 to $400
$400 to $500
$500 to $600
$600 to $700
$700 to $800
$800 to $900
$900 to $1,000
Greater than $1,000
Daily Revenue ($1,000s)

In the Company’s securities market-making and trading activities, the Company maintains inventories of equity and debt securities. In the Company’s commodities market-making and trading activities, the Company’s positions include physical inventories, forwards, futures and options. The Company’s commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. The Company monitors the aggregate position for each commodity in equivalent physical ounces or metric tons. The table below illustrates, for the six months ended March 31, 2009, the Company’s greatest gross, average gross, greatest net long, greatest net short and average net day-end positions by business segment.

(In millions)	Greatest Gross	Average Gross	Greatest Net Long	Greatest Net Short	Average Net
Equity	$18.9	$10.6	$12.6	$(5.4)	$5.2
Foreign Exchange	20.1	9.3	13.3	(6.5)	3.5
Commodities	4.8	2.2	2.4	(4.7)	(1.7)
Asset Management (Funds & Other Investment)	n/a	n/a	89.3	n/a	31.1

Item 4.	Controls and Procedures

In connection with the filing of this Form 10-Q, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth the information with respect to purchases made by or on behalf of the Company, of our common stock during the six months ended March 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs
Q1, 2009	11,257	$10.52	11,257	$5,000,000

Total	11,257	$10.52	11,257	$5,000,000

On November 20, 2008, the Company’s Board of Directors renewed the Company’s share repurchase authorization for an amount of $5 million in shares of the Company’s common stock. No share repurchases have occurred since the date of this authorization.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on February 26, 2009. The shareholders elected the following seven persons to serve as directors: Diego J. Veitia, Sean M. O’Connor, Scott J. Branch, Robert A. Miller, John Radziwill, Justin R. Wheeler and John M. Fowler. The shareholders approved an amendment to the Company’s 2003 Stock Option Plan increasing the total number of shares authorized for issuance under the plan from 1,500,000 shares to 2,250,000 shares. The shareholders approved an amendment to the Company’s 2007 Executive Performance Plan to amend the criteria utilized to determine the level of compensation payable under the plan. The shareholders also ratified the appointment of Rothstein, Kass & Company, P.C. as the Company’s independent registered public accounting firm for the Company’s fiscal year ending September 30, 2009.

The numbers of shares voted with respect to each matter considered at the annual meeting were as follows:

Election of Directors		Votes For	Votes Withheld
Diego J. Veitia		7,668,765	67,235
Sean M. O’Connor		7,691,335	44,665
Scott J. Branch		7,650,396	85,604
Robert A. Miller		7,627,876	108,124
John Radziwill		7,664,687	71,313
Justin R. Wheeler		7,669,290	36,710
John M. Fowler		7,666,466	69,534

Ratification of Rothstein, Kass & Company, P.C. as auditors	Votes For	Votes Against	Votes Withheld
	7,695,710	31,806	8,481

Amendment to the Company’s 2003 Stock Option Plan	Votes For	Votes Against	Votes Withheld
	5,257,276	779,955	2,619

Amendment to the Company’s 2007 Executive Performance Plan	Votes For	Votes Against	Votes Withheld
	5,967,700	64,987	7,163

Item 6.	Exhibits

(31.1)	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

(31.2)	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

(32.1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ASSETS HOLDING CORPORATION

Date May 11, 2009	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date May 11, 2009	/s/ Brian T. Sephton
Brian T. Sephton
Chief Financial Officer and Treasurer

Exhibit Index

Exhibit	Description
(31.1)	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

(31.2)	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

(32.1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.