Form 10-Q/A
period 2009-03-31
INTERNATIONAL ASSETS HOLDING CORP
filed 2009-05-12
CIK 913760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Amendment No. 1)

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

EXPLANATORY NOTE

International Assets Holding Corporation is filing this Form 10-Q/A as an amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 as originally filed with the U. S. Securities and Exchange Commission on May 11, 2009 (the “Original Form 10-Q”) to correct certain of the tables contained within Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as described below:

For the table “Financial Overview” on page 22, the amounts shown for ‘Minority interest in income of consolidated entities’ included the numbers for discontinued operations in error. As a result, the pro-forma ‘Income from continuing operations (Non-GAAP)’ was incorrect. Additionally, the line below had been incorrectly labeled and included the numbers for ‘Loss from discontinued operations, net of taxes’. We have corrected the labeling and amounts shown for these items, including the percentage changes.

For the table “Pro Forma Adjusted Financial Information (non-GAAP) (UNAUDITED)” on page 21, the line ‘Adjusted, pro-forma income from continuing operations’ has been amended to reflect the corrected results from changes to the table indicated above.

This Form 10-Q/A makes only the changes described above and does not modify or update such items in any other respect, or any other items or disclosures presented in the Original Form 10-Q.

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

Pro Forma Adjusted Financial Information (non-GAAP) (UNAUDITED)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In millions, except employee count and ratios)	2009	2008	2009	2008
As reported on a GAAP basis:
Operating revenues	$27.1	$32.7	$56.7	$74.7
Income from continuing operations	$4.3	$6.5	$7.8	$20.2
Net income	$4.0	$6.0	$7.3	$18.9
Stockholders’ equity	$79.3	$57.1

Marked-to-market basis (unaudited, pro forma, non-GAAP):
Adjusted operating revenues	$27.5	$30.2	$58.5	$58.9
Adjusted, pro forma income from continuing operations	$4.3	$5.1	$8.5	$10.0
Adjusted, pro forma net income	$4.3	$4.4	$8.5	$9.1
Adjusted EBITDA	$7.5	$10.6	$16.6	$22.1
Adjusted stockholders’ equity	$83.0	$66.6

Cumulative after tax adjustment to stockholders’ equity	$3.7	$9.5

Trailing twelve months on marked-to-market basis (unaudited, pro forma, non-GAAP):
Adjusted operating revenues	$100	$102
Adjusted, pro forma net income	$10	$14
Adjusted EBITDA	$22	$37
Adjusted return on average equity	13.9%	24.5%

The following marked-to-market adjustments were made to the GAAP basis numbers shown above (unaudited, pro forma, non-GAAP management data):
Gross marked-to-market adjustment	0.4	(2.5)	1.8	(15.8)
Pro forma tax effect at 37.5%	(0.1)	0.9	(0.6)	6.0

After tax marked-to-market adjustment	$0.3	$(1.6)	$1.2	$(9.8)

Reconciliation of net income to adjusted EBITDA (non-GAAP)
Net income	$4.0	$6.0	$7.3	$18.9
Minority interests	0.3	0.5	0.5	1.3
Income tax	0.8	4.3	3.3	12.5
Depreciation and amortization	0.3	0.2	0.5	0.5
Interest expense	2.3	2.8	4.6	5.8
Interest income	(0.6)	(0.7)	(1.4)	(1.1)
Gross marked-to-market adjustment	0.4	(2.5)	1.8	(15.8)

Adjusted EBITDA (non-GAAP)	$7.5	$10.6	$16.6	$22.1

Other data (unaudited, pro forma, non-GAAP):
Employees	186	181
Compensation and benefits / adjusted operating revenues	37.8%	36.4%	41.0%	36.7%
Leverage ratio: Total assets to equity	4.6	5.9

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

Financial Overview

The following table shows an overview of our financial results.

	Three Months Ended March 31,			Six Months Ended March 31,
(In millions)	2009	% Change	2008	2009	% Change	2008
FINANCIAL OVERVIEW
Adjusted total operating revenues (non-GAAP)	$27.5	(9)%	$30.2	$58.5	(1)%	$58.9
Interest expense	2.3	(18)%	2.8	4.6	(21)%	5.8

Net revenues (non-GAAP)	25.2	(8)%	27.4	53.9	2%	53.1
Non-interest expenses	19.7	7%	18.4	41.0	16%	35.3

Income before income tax and minority interest (non-GAAP)	5.5	(39)%	9.0	12.9	(28)%	17.8
Pro forma income tax expense (non-GAAP)	0.9	(74)%	3.4	3.9	(40)%	6.5
Minority interest in income of consolidated entities	0.3	(40)%	0.5	0.5	(62)%	1.3

Pro forma income from continuing operations (non-GAAP)	4.3	(16)%	5.1	8.5	(15)%	10.0
Loss from discontinued operations, net of tax	—	(100)%	0.7	—	(100)%	0.9

Pro forma net income (non-GAAP)	$4.3	(2)%	$4.4	$8.5	(7)%	$9.1

Reconciliation of operating revenues from GAAP to adjusted, non-GAAP numbers:
Total operating revenues, (GAAP)	$27.1		$32.7	$56.7		$74.7
Gross marked-to-market adjustment	0.4		(2.5)	1.8		(15.8)

Operating revenues (non-GAAP)	$27.5		$30.2	$58.5		$58.9

Reconciliation of income tax expense from GAAP to pro forma, non-GAAP numbers:
Income tax expense (GAAP)	$0.8		$4.3	$3.3		$12.5
Pro forma taxes on gross marked-to- market adjustment at 37.5%	0.1		(0.9)	0.6		(6.0)

Pro forma income tax expense (non-GAAP)	$0.9		$3.4	$3.9		$6.5

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

INTERNATIONAL ASSETS HOLDING CORPORATION

Date May 12, 2009	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date May 12, 2009	/s/ Brian T. Sephton
Brian T. Sephton
Chief Financial Officer and Treasurer

Exhibit Index

Exhibit	Description
(31.1)	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

(31.2)	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

(32.1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.