Form 10-Q
period 2009-06-30
INTERNATIONAL ASSETS HOLDING CORP
filed 2009-08-05
CIK 913760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 3, 2009, there were 9,109,703 shares of the registrant’s common stock outstanding.

INTERNATIONAL ASSETS HOLDING CORPORATION

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Balance Sheets

(In millions, except par value and share amounts)	June 30, 2009	September 30, 2008
	(Unaudited)
ASSETS
Cash	$37.4	$48.2
Cash and cash equivalents deposited with brokers, dealers and clearing organization	12.9	14.6
Receivable from brokers, dealers and clearing organization	16.2	20.2
Receivable from customers, net	29.3	49.2
Financial instruments owned, at fair value	144.4	218.0
Physical commodities inventory, at cost	84.6	57.4
Investments in managed funds, at fair value	8.4	11.9
Deferred income taxes	0.8	—
Property and equipment, net	3.8	2.5
Intangible assets, net	0.5	0.6
Goodwill	13.3	8.8
Debt issuance costs, net	0.4	0.6
Other assets	7.6	6.0

Total assets	$359.6	$438.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$2.8	$4.3
Financial instruments sold, not yet purchased, at fair value	99.2	151.5
Payable to lenders under loans and overdrafts	75.8	119.8
Payable to brokers, dealers and clearing organization	5.2	25.0
Payable to customers	66.1	26.3
Accrued compensation and benefits	6.2	8.0
Income taxes payable	2.3	1.0
Deferred income taxes	—	2.0
Other long-term liabilities	0.9	0.4

	258.5	338.3
Convertible subordinated notes payable, net	16.7	16.8

Total liabilities	275.2	355.1

Commitments and contingencies (see Note 12)
Minority interest	0.2	8.1

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 17,000,000 shares; 9,117,266 issued and 9,106,009 outstanding at June 30, 2009 and 8,928,711 issued and outstanding at September 30, 2008	0.1	0.1
Common stock in treasury, at cost - 11,257 shares at June 30, 2009	(0.1)	—
Additional paid-in capital	50.5	48.9
Retained earnings	37.6	26.7
Accumulated other comprehensive loss	(3.9)	(0.9)

Total stockholders’ equity	84.2	74.8

Total liabilities and stockholders’ equity	$359.6	$438.0

See accompanying notes.

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Income Statements

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions, except share and per share amounts)	2009	2008	2009	2008

Revenues:
Sales of physical commodities	$7,620.3	$5,740.5	$33,544.3	$11,345.8
Net dealer inventory and investment gains	7.5	22.5	42.8	51.9
Asset management fees	0.7	0.7	1.6	2.3
Other	1.6	2.5	7.4	6.4

Total revenues	7,630.1	5,766.2	33,596.1	11,406.4
Cost of sales of physical commodities	7,607.1	5,738.7	33,518.3	11,311.4

Operating revenues	23.0	27.5	77.8	95.0
Interest expense	1.6	2.5	6.2	8.3

Net revenues	21.4	25.0	71.6	86.7

Non-interest expenses:
Compensation and benefits	9.5	8.5	32.1	28.0
Clearing and related expenses	4.6	3.6	14.1	10.8
Occupancy and equipment rental	0.3	0.4	1.0	1.0
Professional fees	0.5	0.5	1.6	1.5
Depreciation and amortization	0.2	0.2	0.7	0.7
Business development	0.5	0.8	1.4	2.0
Insurance	0.1	0.1	0.2	0.2
Other	0.6	0.5	3.6	2.7

Total non-interest expenses	16.3	14.6	54.7	46.9

Income before income tax and minority interest	5.1	10.4	16.9	39.8
Income tax expense	1.4	4.0	4.8	14.9

Income before minority interest	3.7	6.4	12.1	24.9
Minority interest in (loss) income of consolidated entities	—	(0.3)	0.5	(0.3)

Income from continuing operations	3.7	6.7	11.6	25.2
Loss (income) from discontinued operations, net of taxes	0.1	(0.1)	0.7	(0.5)

Net income	$3.6	$6.8	$10.9	$25.7

Basic earnings per share:
Income from continuing operations	$0.42	$0.79	$1.31	$3.00
Discontinued operations	(0.01)	0.01	(0.08)	0.06

Net basic earnings per share	$0.41	$0.80	$1.23	$3.06

Diluted earnings per share:
Income from continuing operations	$0.39	$0.71	$1.23	$2.64
Discontinued operations	(0.01)	0.01	(0.07)	0.05

Net diluted earnings per share	$0.38	$0.72	$1.16	$2.69

Weighted average number of common shares outstanding:
Basic	8,916,665	8,482,008	8,879,649	8,402,034

Diluted	10,152,526	9,953,777	10,007,526	9,949,649

Net income	$3.6	$6.8	$10.9	$25.7
Other comprehensive income:
Interest rate swap	0.9	—	(2.5)	—
Currency translation adjustments	(0.1)	0.1	(0.5)	0.1

Total comprehensive income	$4.4	$6.9	$7.9	$25.8

See accompanying notes.

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Cash Flow Statements

(Unaudited)

	Nine Months Ended June 30,
(In millions)	2009	2008
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$26.6	$(17.5)
Cash flows from investing activities:
Capital contribution of consolidated joint venture partner	0.2	—
Capital distribution to consolidated joint venture partner	(2.8)	(2.4)
Cash from deconsolidation of ICCAF	(8.2)	—
Disposition of INTL Consilium LLC	0.4	—
Payments related to acquisition of joint venture interests	(3.0)	—
Payments related to acquisition of Gainvest	(1.4)	—
Acquisition of CIBSA	3.3	—
Investment withdrawals from managed funds	17.8	—
Purchase of property and equipment	(1.9)	(0.7)

Net cash provided by (used in) investing activities	4.4	(3.1)

Cash flows from financing activities:
Change in payable to lenders under loans and overdrafts	(44.0)	24.1
Share repurchase	(0.1)	—
Exercise of stock options	0.4	1.1
Income tax benefit on stock awards exercised	—	0.8

Net cash (used in) provided by financing activities	(43.7)	26.0

Effect of exchange rates on cash and cash equivalents	0.2	—

Net (decrease) increase in cash and cash equivalents	(12.5)	5.4
Cash and cash equivalents at beginning of period	62.8	53.7

Cash and cash equivalents at end of period	$50.3	$59.1

Supplemental disclosure of non-cash investing and financing activities:
Additional goodwill in connection with acquisition	$—	$1.3

Conversion of subordinated notes to common stock, net	$0.1	$—

Release of trust certificates	$—	$11.2

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In September 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 133-1 and FASB Interpretation No. (“FIN”) 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 require enhanced disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument, and require additional disclosure about the current status of the payment/performance risk of a guarantee. FSP FAS 133-1 and FIN 45-4 were effective for our financial statements for the fiscal quarter ended December 31, 2008. The adoption of FSP FAS 133-1 and FIN 45-4 has had no effect on disclosures in our financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, which amends SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), Consolidation of Variable Interest Entities, to require public enterprises to provide additional disclosures about their involvement with variable interest entities. This FSP is effective for the first reporting period, interim or annual, ending after December 15, 2008, which for the Company was the quarter ended December 31, 2008. The adoption of this FSP has had no effect on disclosures in our financial statements.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), with effect from October 1, 2008, the beginning of the 2009 fiscal year. The provisions of SFAS 157 are to be applied prospectively, with certain exceptions that do not apply to financial instruments held by the Company at September 30, 2008. Accordingly, there are no cumulative effect adjustments to be made to opening balances of retained earnings. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). Note 5 below gives the information required by SFAS 157 relating to the Company’s financial assets and liabilities that are carried at fair value.

Effective October 10, 2008, the Company adopted FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active (“FSP FAS 157-3”). FSP FAS 157-3 is consistent with the joint press release the FASB issued with the Securities and Exchange Commission on September 30, 2008, which provides general clarification guidance on determining fair value under SFAS 157 when markets are inactive. FSP FAS 157-3 specifically addresses the use of judgment in determining whether a transaction in a dislocated market represents fair value, the inclusion of market participant risk adjustments when an entity significantly adjusts observable market data based on unobservable inputs, and the degree of reliance to be placed on broker quotes or pricing services. The adoption of FSP FAS 157-3 has not had any effect on our fair value measurements.

Effective April 1, 2009, the Company adopted FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4 “). FSP FAS 157-4 provides guidance for determining when a transaction is not orderly and for estimating fair value in accordance with SFAS 157, Fair Value Measurements, when there has been a significant decrease in the volume and level of activity for an asset or liability. FSP FAS 157-4 does not change the measurement objective of FAS 157 which is “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The adoption of FSP FAS 157-4 has not had any effect on our fair value measurements.

FASB’s Emerging Issues Task Force (“EITF”) has reached consensus on EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement. The objective of this EITF is to determine an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis. This EITF is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008 which for the Company was the fiscal quarter ended March 31, 2009. The adoption of this pronouncement did not have any effect on disclosures in our financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. This FSP amends the impairment guidance in EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This FSP is effective for the first reporting period, interim or annual, ending after December 15, 2008, which for the Company was the quarter ended December 31, 2008. The adoption of this FSP has had no effect on disclosures in our financial statements.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”) with effect from October 1, 2008, the beginning of the 2009 fiscal year. The Company has not applied the fair value option to any additional categories of financial assets or liabilities as a result of the adoption of SFAS 159. The categories of financial assets and financial liabilities reported at fair value in the Company’s condensed consolidated balance sheets under “Financial instruments owned, at fair value”, “Financial instruments sold, not yet purchased, at fair value” and “Investments in managed funds, at fair value” at June 30, 2009 remain consistent with those reported under the same headings at September 30, 2008.

The Company adopted FASB SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for the fiscal years and interim periods beginning after November 15, 2008. Accordingly, we adopted SFAS 161 effective January 1, 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 did not affect our financial condition, results of operations or cash flows.

Effective for the fiscal quarter ended June 30, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 modifies the existing other-than-temporary impairment guidance to require the recognition of an other-than-temporary impairment when an entity has the intent to sell a debt security or when it is more likely than not an entity will be required to sell the debt security before its anticipated recovery. The adoption of FSP FAS 115-2 and FAS 124-2 did not affect our financial condition, results of operations or cash flows.

Effective for the fiscal quarter ended June 30, 2009, the Company adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require fair value of financial instrument disclosures whenever a publicly traded company issues financial information in interim reporting periods in addition to the annual disclosures at year-end. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We have adopted SFAS 165 effective with the fiscal quarter ended June 30, 2009 and have revised our disclosures to include the date through which subsequent events have been evaluated. There was no impact on our consolidated financial statements from the implementation of SFAS 165.

Recent Accounting Pronouncements Not Yet Adopted

The EITF has reached consensus on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). The objective of EITF 07-5 is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which for the Company means the 2010 fiscal year, beginning on October 1, 2009. We are currently evaluating the effect that the adoption of EITF 07-5 will have on disclosures in our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and earlier adoption is prohibited. We will adopt SFAS 141(R) beginning October 1, 2009 and will change our accounting treatment for business combinations on a prospective basis for business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160 “). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and earlier adoption is prohibited. SFAS 160 will be effective for us for our 2010 fiscal year and will be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively. We are currently evaluating the potential impact that the adoption of SFAS 160 will have on our consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 deferred the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. As a result of FSP FAS 157-2, we will adopt SFAS 157 for our nonfinancial assets and nonfinancial liabilities beginning with the first quarter of our fiscal year 2010. We are currently evaluating the potential impact that the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities will have on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We will adopt FSP FAS 142-3 for our 2010 fiscal year. We are currently evaluating the potential impact that the adoption of FSP FAS 142-3 will have on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We will adopt FSP EITF 03-6-1 for our 2010 fiscal year. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. However, early application of the provisions in this FSP is prohibited. We are currently evaluating the potential impact of the adoption of FSP EITF 03-6-1 will have on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP SFAS 141R-1”). FSP SFAS 141R-1 amends the provisions in SFAS No. 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP SFAS 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of FSP SFAS 141R-1 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We are currently evaluating the impact the adoption of SFAS 166 will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FIN 46(R), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We are currently evaluating the impact the adoption of SFAS 167 will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168 “). The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on our consolidated financial statements.

Note 2 – Reclassifications

Effective for the fiscal quarter ended June 30, 2009, the Company reclassified certain prior period balances to account for the sale of its partnership interest in INTL Consilium, LLC, with the results of its activities now being included within discontinued operations on the condensed consolidated income statements.

Note 3 – Earnings per Share

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions, except share amounts)	2009	2008	2009	2008
Numerator:
Income from continuing operations	$3.7	$6.7	$11.6	$25.2
Add: Interest on convertible debt, net of tax	0.2	0.4	0.7	1.1

Diluted income from continuing operations	3.9	7.1	12.3	26.3
Less: (Loss) income from discontinued operations	(0.1)	0.1	(0.7)	0.5

Diluted net income	$3.8	$7.2	$11.6	$26.8

Denominator:
Weighted average number of:
Common shares outstanding	8,916,665	8,482,008	8,879,649	8,402,034
Dilutive potential common shares outstanding:
Share-based awards	578,925	490,222	470,893	566,068
Convertible debt	656,936	981,547	656,984	981,547

Diluted weighted-average shares	10,152,526	9,953,777	10,007,526	9,949,649

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required by SFAS No. 123 (R). The dilutive effect of convertible debt has been reflected in diluted net income per share by application of the if-converted method.

Options to purchase 139,808 and 124,439 shares of common stock for the three months ended June 30, 2009 and 2008, respectively, and 551,808 and 124,439 shares of common stock for the nine months ended June 30, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.

Note 4 – Other Revenues, net

Other revenue is comprised of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2009	2008	2009	2008
Fees and commissions	$1.2	$1.6	$5.1	$4.3
Dividend income (expense), net	0.1	—	0.3	(0.1)
Interest income	0.2	0.7	1.7	1.7
Other	0.1	0.2	0.3	0.5

Total other revenues, net	$1.6	$2.5	$7.4	$6.4

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

	June 30, 2009		September 30, 2008
(In millions)	Owned	Sold, not yet purchased	Owned	Sold, not yet purchased
Common stock and ADR’s	$7.6	$3.8	$18.3	$5.8
Exchangeable foreign ordinary equities and ADR’s	14.0	14.0	35.0	35.1
Corporate and municipal bonds	11.9	—	80.2	—
U.S. and foreign government obligations	2.2	—	1.3	44.6
Derivatives	6.8	9.2	31.5	13.3
Commodities	101.3	72.2	49.9	52.7
Mutual funds and other	0.6	—	1.8	—

	$144.4	$99.2	$218.0	$151.5

Fair Value Hierarchy

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2009 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy under SFAS No. 157 are:

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

	June 30, 2009
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral	Total
Assets:
Common stock and ADR’s	$18.8	$1.7	$1.1	$—	$21.6
Corporate and municipal bonds	5.1	1.1	5.7	—	11.9
U.S. and foreign government obligations	0.9	0.1	1.2	—	2.2
Derivatives	2.2	4.7	—	(0.1)	6.8
Commodities	—	188.5	—	(87.2)	101.3
Mutual funds and other	0.1	—	0.5	—	0.6
Investment in managed funds	—	—	8.4	—	8.4

Total assets at fair value	$27.1	$196.1	$16.9	$(87.3)	$152.8

Liabilities:
Common stock and ADR’s	$17.3	$0.5	$—	$—	$17.8
Derivatives	8.0	5.8	—	(4.6)	9.2
Commodities	—	80.8	—	(8.6)	72.2

Total liabilities at fair value	$25.3	$87.1	$—	$(13.2)	$99.2

Realized and unrealized gains and losses are included within net dealer inventory and investment gains in the income statement.

Information on Level 3 Financial Assets and Liabilities

The Company’s financial assets at fair value classified within level 3 of the fair value hierarchy are as follows:

(In millions)	As of June 30, 2009
Total level 3 assets	$16.9
Level 3 assets for which the Company bears economic exposure	$16.9
Total assets	$359.6
Total financial assets at fair value	$152.8
Total level 3 assets as a percentage of total assets	4.7%
Total level 3 assets as a percentage of total financial assets at fair value	11.1%

The following tables set forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the three months and nine months ended June 30, 2009 including a summary of unrealized gains (losses) during the three and nine months on the Company’s level 3 financial assets and liabilities still held at June 30, 2009.

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended June 30, 2009
(In millions)	Balances at prior reporting date	Realized gains (losses) during period	Unrealized gains (losses) at reporting date	Purchases, issuances, settlements	Transfers in or out of Level 3	Balances at current reporting date
Assets:
Common stock and ADR’s	$1.1	$—	$—	$—	$—	$1.1
Corporate and municipal bonds	5.2	—	0.1	0.4	—	5.7
U.S. and foreign government obligations	—	—	—	—	1.2	1.2
Mutual funds and other	—	—	—	—	0.5	0.5
Investment in managed funds	12.2	—	—	(3.8)	—	8.4

	$18.5	$—	$0.1	$(3.4)	$1.7	$16.9

	Level 3 Financial Assets and Financial Liabilities For the Nine Months Ended June 30, 2009
(In millions)	Balances at prior reporting date	Realized gains (losses) during period	Unrealized gains (losses) at reporting date	Purchases, issuances, settlements	Transfers in or out of Level 3	Balances at current reporting date
Assets:
Common stock and ADR’s	$2.9	$(0.3)	$(0.4)	$(1.1)	$—	$1.1
Corporate and municipal bonds	4.1	0.1	0.9	0.6	—	5.7
U.S. and foreign government obligations	—	—	—	—	1.2	1.2
Mutual funds and other	—	—	—	—	0.5	0.5
Investment in managed funds	11.9	0.2	0.3	(4.0)	—	8.4

	$18.9	$—	$0.8	$(4.5)	$1.7	$16.9

Note 6 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements at June 30, 2009 at the fair values of the related financial instruments. The Company will incur losses if the market value of the financial instruments increases subsequent to June 30, 2009. The total of $99.2 million at June 30, 2009 includes $9.2 million for derivative contracts, which represent a liability to the Company based on their fair values as of June 30, 2009.

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

Listed below are the fair values of trading-related derivatives as of June 30, 2009 and September 30, 2008. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	June 30, 2009		September 30, 2008
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivative contracts for trading activities:
Equity index derivatives	$—	$—	$1.8	$0.2
Commodity price derivatives	6.9	9.1	29.7	12.6
Derivative contracts accounted for as hedges under SFAS No. 133:
Interest rate derivatives	—	4.7	—	0.5

Gross fair value of derivative contracts	6.9	13.8	31.5	13.3
Cash collateral netting	(0.1)	(4.6)	—	—
Fair value included in ‘Financial instruments owned, at fair value’	$6.8		$31.5

Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$9.2		$13.3

The derivatives as of June 30, 2009 mature as follows:

	Assets				Liabilities
(In millions)	Total	Maturing in Fiscal 2009	Maturing in Fiscal 2010	Maturing 2011 & Later	Total	Maturing in Fiscal 2009	Maturing in Fiscal 2010	Maturing 2011 & Later
Equity index derivatives	$—	$—	$—	$—	$—	$—	$—	$—
Interest rate derivatives	—	—	—	—	4.7	—	—	4.7
Commodity price derivatives	6.8	6.6	0.2	—	4.5	4.1	0.4	—

	$6.8	$6.6	$0.2	$—	$9.2	$4.1	$0.4	$4.7

Commodity price derivatives:
Base metals	$0.3	$0.2	$0.1	$—	$1.9	$1.5	$0.4	$—
Precious metals	$6.5	$6.4	$0.1	$—	$2.6	$2.6	$—	$—

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

The following table sets forth by major risk type the firm’s gains/(losses) related to trading activities, including both derivative and non-derivative financial instruments, for the three months and six months ended June 30, 2009 in accordance with SFAS No. 161. The gains/(losses) set forth below are included in ‘Net dealer inventory and investment gains’ in the condensed consolidated income statements.

(In millions)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Asset management	$0.8	$2.4
Commodities	(10.5)	(16.1)

Total	$(9.7)	$(13.7)

The Company has two interest rate swap contracts totaling $100 million in nominal amount at June 30, 2009, which were entered into in order to hedge potential changes in cash flows resulting from our variable rate LIBOR based borrowings, that are classified under SFAS No. 133 as cash flow hedges. The effective portion of the swap’s gain or loss for the three months and nine months ended June 30, 2009, as calculated using the long-haul method, was a gain of $0.9 million and a loss of $2.5 million, respectively, which has been reported in the balance sheets as a component of accumulated other comprehensive income (loss). This balance will be recognized in earnings over the remaining term of the swaps, as the hedged exposure affects interest expense. The ineffective portion of the swap gain or loss was a gain of $0.1 million and a loss of $1.3 million for the three months and nine months ended June 30, 2009, respectively, which is included in ‘Net dealer inventory and investment gains’ on the condensed consolidated income statements.

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

Note 7 – Physical Commodities Inventory

Physical commodities inventory is valued at the lower of cost or market value, determined using the specific identification weighted average price method. Commodities in process include commodities in the process of being recycled. The carrying values of the Company’s inventory at June 30, 2009 and September 30, 2008 are shown below.

(In millions)	June 30, 2009	September 30, 2008
Commodities in process	$2.5	$5.5
Finished commodities	82.1	51.9

	$84.6	$57.4

Note 8 – Goodwill

The Company acquired the Gainvest group of companies (“INTL Gainvest”), specialists in local markets securitization and asset management in Argentina, Brazil and Uruguay, in May 2007. Pursuant to the terms of this acquisition, the Company made a final payment in June 2009 of $1.4 million which was recorded as goodwill during the quarter ended June 30, 2009.

The Company acquired the 50% interest held by Nilesh Ved in INTL Commodities DMCC, the Company’s Dubai commodities joint venture, in February of 2009. The completion of the purchase accounting for this transaction resulted in goodwill of $2.3 million being recorded during the quarter ended March 31, 2009.

On April 7, 2009, the Company acquired Compania Inversora Bursatil S.A. Sociedad de Bolsa (“CIBSA”), a leading securities broker-dealer based in Argentina. The Company paid approximately $1.7 million on the date of purchase and is obligated to make additional payments over the next two years, depending on the level of revenues achieved. The Company recorded goodwill of $0.7 million during the quarter ended June 30, 2009 as a result of completing its initial purchase accounting for this transaction. Under the purchase agreement, the Company is obligated to pay an amount equal to 25% of the net revenues in excess of $2.5 million up to $3 million, 35% of the net revenues in excess of $3 million up to $4 million, and 40% of the net revenues in excess of $4 million for each of the two twelve-month periods ending February 10, 2010 and 2011 to the sellers as additional consideration. Any amounts paid as additional consideration under this agreement will be recorded as goodwill.

Note 9 – Related Party Transactions

As of June 30, 2009, the Company had an investment valued at $8.4 million in the INTL Trade Finance Fund Limited, a fund managed by the Company’s wholly-owned subsidiary, INTL Capital Limited. This fund invests primarily in global trade finance-related assets and is included in ‘Investment in managed funds, at fair value’ on the condensed consolidated balance sheets. During the quarter ended June 30, 2008, the Company redeemed its interest in the INTL Consilium Convertible Arbitrage Fund (‘the ICCAF fund’). Under the provisions of FIN 46 (R) the Company was previously required to consolidate the ICCAF fund as a variable interest entity with effect from the quarter ended June 30, 2008. Accordingly, these financial statements include the effect of deconsolidation of the ICCAF fund during the quarter ended June 30, 2009.

Note 10 – Payable to Lenders Under Loans and Overdrafts

As of June 30, 2009, the Company had four credit facilities under which the Company may borrow up to $137 million, subject to certain conditions. Interest expense related to the Company’s credit facilities was approximately $1.2 million and $1.6 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $4.9 million and $5.2 million for the nine months ended June 30, 2009 and 2008.

The Company’s credit facilities at June 30, 2009 consisted of the following:

•

A one-year, renewable, revolving syndicated committed loan facility established on June 26, 2009 under which the Company’s wholly-owned subsidiary, INTL Commodities, Inc. (‘INTL Commodities’) is entitled to borrow up to $62 million, subject to certain conditions. There are three commercial banks that are the underlying lenders within the syndicate group. The loan proceeds are used to finance the activities of INTL Commodities and are secured by its assets. The interest rate for the facility ranges between 2.00% over the federal funds rate (0.21% at June 30, 2009) or 3.25% over the LIBOR rate for the applicable term, at INTL Commodities election. The facility is guaranteed by the Company.

•

A demand facility established on March 5, 2008, under which the Company’s Dubai subsidiary, INTL Commodities DMCC, may borrow up to $15 million, subject to certain conditions. The facility is secured by inventory and receivables and is guaranteed by the Company.

•

Two additional lines of credit with a commercial bank under which the Company may borrow up to $60 million, subject to certain conditions. One of these lines of credit is secured by certain of the Company’s assets. The other is secured by a pledge of shares held in certain of the Company’s foreign subsidiaries. The interest rate on these facilities was 2.40% over one-month LIBOR (approximately 0.65% at June 30, 2009).

At June 30, 2009, the Company had the following credit facilities and outstanding borrowings:

Security	Maturity Date	Maximum Amount	Amount Outstanding
Certain foreign exchange assets	December 31, 2009	$25.0	$14.7
Certain pledged shares	December 31, 2009	35.0	11.1
Certain commodities assets	On demand	15.0	—
Certain commodities assets	June 29, 2010	62.0	50.0

		$137.0	$75.8

Note 11 – Convertible Subordinated Notes

The Company had $16.7 million and $16.8 million in aggregate principal amount of the Company’s senior subordinated convertible notes due 2011 (‘Notes’) outstanding as of June 30, 2009 and September 30, 2008, respectively. The Notes are general unsecured obligations of the Company and bear interest at the rate of 7.625% per annum, payable quarterly in arrears.

During October 2008, Notes with a principal balance of $0.1 million were converted into 4,359 common shares at the election of the holders of those Notes. As of June 30, 2009, the remaining Notes are convertible by the holders into 656,936 shares of common stock of the Company, at a conversion price of $25.47 per share. If the dollar-volume weighted average price of the common stock exceeds $38.25, subject to certain adjustments, for any twenty out of thirty consecutive trading days, the Company will have the right to require the holders of the Notes to convert all or any portion of the Notes into shares of common stock at the then-applicable conversion price.

In the event that the consolidated interest coverage ratio for the 12 months preceding the end of any fiscal quarter is less than 2.0, the interest rate on the Notes will be increased by 2.0% to 9.625% per annum, effective as of the first day of the following fiscal quarter. Through the quarter ended June 30, 2009, no such increase has been necessary. Holders may redeem their Notes at par if the interest coverage ratio set forth in the Notes is less than 2.75 for the twelve-month period ending December 31, 2009.

The Company entered into a separate Registration Rights Agreement with the holders of the Notes, under which the Company was required to file with the U.S. Securities and Exchange Commission (‘SEC’) a Registration Statement on Form S-3 within a specified period of time. The Registration Statement was declared effective by the SEC on October 24, 2006. The Company is required, under the Registration Rights Agreement, to maintain the effectiveness of the Registration Statement, failing which it could become liable to pay holders of the Notes liquidated damages of 1% of the value of the Notes upon a failure to maintain effectiveness of the Registration Statement, plus a further 1% for every 30 days that it remains ineffective thereafter, up to an aggregate maximum of 10% of the value of the Notes. At June 30, 2009, the Company was in compliance with its requirements under the Registration Rights Agreement.

Note 12 – Commitments and Contingencies

As discussed in Note 8 – Goodwill, the Company has a contingent liability relating to the acquisition of CIBSA which may result in the payment of additional consideration.

As discussed in Note 11 – Convertible Subordinated Notes and Debt Issuance Costs, the Notes may be converted into shares of common stock of the Company at any time by the holders. The Notes also contain a provision to increase the interest rate by 2%, subject to certain conditions measured on a quarterly basis.

Securities Litigation

On July 8, 2009, a purported class action complaint was filed against the Company in the Circuit Court of Clay County, Missouri alleging that the Company aided and abetted FCStone Group, Inc (“FCStone”) and certain of its officers and directors in breaching their fiduciary duties by failing to maximize stockholder value in connection with the contemplated merger of FCStone and the Company (see Note 17). Plaintiffs seek to permanently enjoin the merger of FCStone and the Company, monetary damages in an unspecified amount attributable to the alleged breach of duties, and legal fees and expenses. The Company intends to defend itself vigorously against the complaint.

Note 13 – Capital and Other Regulatory Requirements

The Company’s wholly-owned subsidiary INTL Trading, Inc. (‘INTL Trading’) is a registered broker dealer and member of the Financial Industry Regulatory Authority (“FINRA”) and is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital, and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. A further requirement is that equity capital may not be withdrawn if this ratio would exceed 10 to 1 after such withdrawal. At June 30, 2009, INTL Trading’s net capital was $1.5 million, which was $0.5 million in excess of its minimum requirement.

INTL Capital Limited (‘INTL Capital’) is regulated by the Dubai Financial Services Authority in the United Arab Emirates, and is subject to a minimum capital requirement of approximately $0.5 million as of June 30, 2009.

Note 14 – Stock-Based Compensation

Stock-based compensation expense is included within ‘Compensation and benefits’ in the condensed consolidated income statements and totaled $0.6 million and $0.4 million for the three months, and $1.5 million and $1.1 million for the nine months ended June 30, 2009 and 2008, respectively.

Stock Option Plans

The Company sponsors a stock option plan for its directors, officers, employees and consultants. At June 30, 2009, 778,167 shares were authorized for future grant under our stock plan. Awards that expire or are canceled generally become available for issuance again under the plan.

Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted average assumptions:

	Nine Months Ended June 30,
	2009	2008
Expected stock price volatility	71%	61%
Expected dividend yield	0%	0%
Risk free interest rate	1.66%	3.18%
Average expected life (in years)	2.80	2.96

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

The following is a summary of stock option activity through June 30, 2009:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2008	464,559	584,207	$9.31	3.27	$8.6

Additional shares authorized	750,000
Granted	(441,128)	441,128	7.21
Exercised		(82,560)	4.40
Forfeited	4,736	(4,736)	$20.76

Balances at June 30, 2009	778,167	938,039	$8.70	3.88	$5.8

Exercisable at June 30, 2009		433,136	$7.49	2.73	$3.2

The Company settles stock option exercises with newly issued shares of common stock. The total compensation cost not yet recognized for non-vested awards of $1.5 million has a weighted average period of 2.27 years over which the compensation expense is expected to be recognized.

Restricted Stock Plan

The Company sponsors a restricted stock plan for its directors, officers and employees. At June 30, 2009, 555,548 shares were authorized for future grant under our restricted stock plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company settles restricted stock with newly issued shares of common stock.

The following is a summary of restricted stock activity through June 30, 2009:

	Shares Available for Grant	Number of Unvested Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2008	657,184	84,397	$26.01	2.25	$2.0

Granted	(119,854)	119,854	8.36
Vested		(23,245)	25.77
Forfeited	18,218	(18,218)	25.51

Balances at June 30, 2009	555,548	162,788	$13.10	2.91	$2.4

The total compensation cost not yet recognized of $1.7 million has a weighted average period of 2.91 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.

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

Note 16 – Discontinued Operations

On August 1, 2008, the Company notified the employees of its Hong Kong subsidiary, INTL Global Currencies (Asia) Ltd., of its intention to discontinue its foreign exchange margin trading operations. The Company has effected an orderly liquidation of this subsidiary. The results of operations for INTL Global Currencies (Asia) Ltd., which were previously included within the foreign exchange trading segment, are included within discontinued operations on the condensed consolidated income statements for all periods presented.

On May 8, 2009, the Company agreed to redeem its partnership interest in INTL Consilium, LLC (“INTL Consilium”), effective April 30, 2009. The results of INTL Consilium, which were previously included within the asset management segment, are included within discontinued operations on the condensed consolidated income statements for all periods presented.

Note 17 – Subsequent Events

On July 1, 2009, the Company and FCStone Group, Inc (“FCStone”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, the Company will acquire 100% of the outstanding capital stock of FCStone in exchange for newly issued shares of the Company’s common stock. Upon closing of this transaction, the former FCStone shareholders will own approximately 47.5% of the Company’s outstanding common stock. Consummation of the transaction is subject to the approval of the stockholders of the Company and FCStone, regulatory approvals, and the satisfaction or waiver of various other conditions as more fully described in the Merger Agreement. On July 27, 2009, the Company filed a preliminary joint proxy statement/prospectus on Form S-4 with the SEC relating to this transaction. Following approval by the SEC, a joint proxy statement/prospectus will be distributed to shareholders of record on a date as yet to be determined.

If approved by shareholders of both the Company and FCStone, it is anticipated that closing of the transaction will occur in the third or fourth calendar quarter of 2009. Under the terms of the Merger Agreement, FCStone’s stockholders will receive 0.2950 shares of the Company’s common stock for each share of FCStone common stock they own. After the merger, FCStone will retain its name and operate as a subsidiary of the Company. The Merger Agreement contains certain termination rights for both the Company and FCStone, and further provides that, upon termination of the Merger Agreement under specified circumstances, FCStone may be required to pay the Company a termination fee of $4.9 million and to reimburse the Company’s expenses in an amount up to $2 million. In connection with the Merger Agreement, FCStone has granted to the Company an irrevocable option (“Option”) to purchase from FCStone, under certain circumstances, common shares of FCStone equal to 19.9% of the total shares outstanding at a price, subject to certain adjustments, of $4.15 per share. Under certain circumstances, FCStone may be required to repurchase the Option and the shares acquired pursuant to the exercise of the Option. The Option will not become exercisable in the event that FCStone is required to pay the termination fee to the Company. In connection with the transactions contemplated by the Merger Agreement, FCStone and certain stockholders of the Company who are also officers and directors of the Company have entered into a Support Agreement, pursuant to which these stockholders agreed, in their capacities as stockholders, to vote in favor of the transaction. They also agreed to use their reasonable best efforts to cause certain of their affiliates and related persons to become parties to the Support Agreement. The stockholders who have executed, and their affiliates and related persons who may become parties to, the Support Agreement in the aggregate beneficially own approximately 30.5% of the outstanding shares of the Company. Additional information regarding the merger transaction with FCStone is contained in the Company’s preliminary joint proxy statement/prospectus filed with the SEC on July 27, 2009.

The Company has evaluated subsequent events through August 5, 2009, the date of issuance of these financial statements, as required by SFAS 165 for a public entity.

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

Segment data includes the profitability measure of net contribution by segment. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. Net contribution is calculated as revenue less direct cost of sales, clearing and related expenses, variable bonus compensation and bad debt expense. Variable trader bonus compensation represents a fixed percentage of an amount equal to revenues produced less clearing and related charges, base salaries and an overhead allocation.

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

Information concerning operations in these segments of business is shown in accordance with SFAS No. 131 as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2009	2008	2009	2008
Total revenues:
International equities market-making	$4.9	$7.7	$30.3	$25.1
Foreign exchange trading	10.7	5.1	24.0	16.7
Commodities trading	7,610.5	5,751.3	33,536.4	11,354.4
International debt capital markets	2.0	0.8	3.2	2.9
Asset management	1.7	0.7	2.2	5.5
Other	0.3	0.6	—	1.8

Total	$7,630.1	$5,766.2	$33,596.1	$11,406.4

Operating revenues:
International equities market-making	$4.9	$7.7	$30.3	$25.1
Foreign exchange trading	10.7	5.1	24.0	16.7
Commodities trading	3.4	12.6	18.1	43.0
International debt capital markets	2.0	0.8	3.2	2.9
Asset management	1.7	0.7	2.2	5.5
Other	0.3	0.6	—	1.8

Total	$23.0	$27.5	$77.8	$95.0

Net contribution:
(Revenues less cost of sales, clearing and related expenses, variable bonus compensation and bad debt expense):
International equities market-making	$2.4	$4.0	$16.9	$12.8
Foreign exchange trading	7.5	3.5	17.1	12.4
Commodities trading	2.4	11.7	12.5	39.3
International debt capital markets	1.5	0.8	2.7	2.7
Asset management	1.5	0.2	1.5	3.8
Other	0.3	0.5	(0.1)	1.7

Total	$15.6	$20.7	$50.6	$72.7

Reconciliation of net contribution to income before income tax and minority interest:
Net contribution allocated to segments	$15.6	$20.7	$50.6	$72.7
Costs not allocated to operating segments	10.5	10.3	33.7	32.9

Income before income tax and minority interest	$5.1	$10.4	$16.9	$39.8

	Balances as of
	June 30, 2009	September 30, 2008
Total assets:
International equities market-making	$28.3	$48.9
Foreign exchange trading	38.1	52.9
Commodities trading	228.3	205.3
International debt capital markets	25.7	11.2
Asset management	25.4	114.4
Other	13.8	5.3

Total	$359.6	$438.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

International Debt Capital Markets. The Company originates international debt transactions for issuers located primarily in emerging markets. This includes bond issues, syndicated loans, asset securitizations as well as forms of other negotiable debt instruments. The Company also actively trades a wide variety of debt instruments including both investment grade and higher yielding emerging market bonds with particular focus on smaller emerging market sovereign, corporate and bank bonds that trade worldwide on an over-the-counter basis.

Asset Management. The Company provides asset management services through two wholly owned subsidiaries: INTL Capital Ltd. and Gainvest S.A. Sociedad Gerente de Fondos Communes de Inversion. INTL Capital Ltd. acts as the investment adviser to INTL Trade Finance Fund Ltd. Gainvest acts as an investment adviser to three investment funds organized and traded in Argentina. During the quarter ended June 30, 2009 the Company agreed to discontinue its business relationship with and redeem its 50.1% interest in INTL Consilium, LLC. The results of INTL Consilium, LLC, previously consolidated and included within continuing operations, have been treated by the Company for accounting purposes as discontinued operations within the condensed consolidated income statements.

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

Pro Forma Adjusted Financial Information (non-GAAP) (UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions, except employee count and ratios)	2009	2008	2009	2008
As reported on a GAAP basis:
Operating revenues	$23.0	$27.5	$77.8	$95.0
Income from continuing operations	$3.7	$6.7	$11.6	$25.2
Net income	$3.6	$6.8	$10.9	$25.7
Stockholders’ equity	$84.2	$64.5

Marked-to-market basis (unaudited, pro forma, non-GAAP):
Adjusted operating revenues	$24.0	$19.8	$80.6	$71.5
Adjusted, pro forma income from continuing operations	$4.3	$1.9	$13.4	$10.6
Adjusted, pro forma net income	$4.2	$2.0	$12.7	$11.1
Adjusted EBITDA	$7.6	$4.7	$24.9	$23.6
Adjusted stockholders’ equity	$88.5	$69.2

Cumulative after tax adjustment to stockholders’ equity	$4.3	$4.7

Trailing twelve months on marked-to-market basis for continuing operations (unaudited, pro forma, non-GAAP):
Adjusted operating revenues	$99.2	$94.9
Adjusted, pro forma net income	$12.6	$14.1
Adjusted EBITDA	$26.3	$31.4
Adjusted return on average equity	16.1%	23.2%

The following marked-to-market adjustments were made to the GAAP basis numbers shown above (unaudited, pro forma, non-GAAP management data):
Gross marked-to-market adjustment	1.0	(7.7)	2.8	(23.5)
Pro forma tax effect at 37.5%	(0.4)	2.9	(1.0)	8.9

After tax marked-to-market adjustment	$0.6	$(4.8)	$1.8	$(14.6)

Reconciliation of income from continuing operations to adjusted EBITDA from continuing operations (non-GAAP)
Income from continuing operations	$3.7	$6.7	$11.6	$25.2
Minority interests	—	(0.3)	0.5	(0.3)
Income tax	1.4	4.0	4.8	14.9
Depreciation and amortization	0.2	0.2	0.7	0.7
Interest expense	1.6	2.5	6.2	8.3
Interest income	(0.3)	(0.7)	(1.7)	(1.7)
Gross marked-to-market adjustment	1.0	(7.7)	2.8	(23.5)

Adjusted EBITDA from continuing operations (non-GAAP)	$7.6	$4.7	$24.9	$23.6

Other data (unaudited, pro forma, non-GAAP):
Employees	185	183
Compensation and benefits / adjusted operating revenues	39.6%	42.9%	39.8%	39.2%
Leverage ratio: Total assets to equity	4.3	5.9

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

Results of Operations

Set forth below is the Company’s discussion of the results of its operations, as viewed by management, for the fiscal quarters and nine-month periods ended June 30, 2009 and 2008, respectively. The quarters will be referred to in this discussion as “Q3 2009” and “Q3 2008”, and the nine-month periods as “YTD 2009” and “YTD 2008”, respectively. This discussion refers to both GAAP results and adjusted marked-to-market information, in accordance with the information presented above under the heading ‘Pro Forma Adjusted Financial Information’. For the international equities, foreign exchange trading, international debt capital markets and asset management segments, there are no differences between the GAAP results and the adjusted marked-to-market results. Only the commodities trading segment has differences between the GAAP results and the adjusted marked-to-market results. This means that there are differences between the GAAP basis and marked-to-market basis numbers for total operating revenues, total contribution and net income. Please note that any term below that contains the word ‘adjusted’ refers to non-GAAP, marked-to-market information.

The discussion below relates only to continuing operations. All revenues and expenses relating to discontinued operations have been removed from disclosures of total revenues and expenses in all periods and are reflected in a net discontinued operations number.

Financial Overview

The following table shows an overview of our financial results.

	Three Months Ended June 30,			Nine Months Ended June 30,
(In millions)	2009	% Change	2008	2009	% Change	2008
FINANCIAL OVERVIEW
Adjusted operating revenues (non-GAAP)	$24.0	21%	$19.8	$80.6	13%	$71.5
Interest expense	1.6	(36)%	2.5	6.2	(25)%	8.3

Net revenues (non-GAAP)	22.4	29%	17.3	74.4	18%	63.2
Non-interest expenses	16.3	12%	14.6	54.7	17%	46.9

Income before income tax and minority interest (non-GAAP)	6.1	126%	2.7	19.7	21%	16.3
Pro forma income tax expense (non-GAAP)	1.8	64%	1.1	5.8	(3)%	6.0
Minority interest in (loss) income of consolidated entities	—	n/m	(0.3)	0.5	n/m	(0.3)

Pro forma income from continuing operations (non-GAAP)	4.3	126%	1.9	13.4	26%	10.6
Loss (income) from discontinued operations, net of taxes	0.1	n/m	(0.1)	0.7	n/m	(0.5)

Pro forma net income (non-GAAP)	$4.2	110%	$2.0	$12.7	14%	$11.1

Reconciliation of operating revenues from GAAP to adjusted, non-GAAP numbers:
Total operating revenues, (GAAP)	$23.0		$27.5	$77.8		$95.0
Gross marked-to-market adjustment	1.0		(7.7)	2.8		(23.5)

Adjusted operating revenues (non-GAAP)	$24.0		$19.8	$80.6		$71.5

Reconciliation of income tax expense from GAAP to pro forma, non-GAAP numbers:
Income tax expense (GAAP)	$1.4		$4.0	$4.8		$14.9
Pro forma income tax expense (benefit) on gross marked-to- market adjustment at 37.5%	0.4		(2.9)	1.0		(8.9)

Pro forma income tax expense (non-GAAP)	$1.8		$1.1	$5.8		$6.0

Q3 2009 Operating Revenues vs. Q3 2008 Operating Revenues

The Company’s operating revenues under GAAP for Q3 2009 and Q3 2008 were $23.0 million and $27.5 million, respectively. The Company’s adjusted operating revenues were $24.0 million in Q3 2009, compared with $19.8 million in Q3 2008. There were increases in adjusted operating revenues of 110% in foreign exchange trading, 143% in asset management and 150% in debt capital markets, partially offset by decreases of 36% in equities market-making and 10% in commodities trading. Foreign exchange trading produced its best quarter ever in Q3 2009. The increase in asset management revenues reflects gains in our proprietary investments and increased management fees. While the lack of demand and risk intolerance caused by the global financial crisis continues to adversely affect our debt arrangement and placement business, the acquisition effective April 2009 of Compania Inversora Bursatil S.A. Sociedad de Bolsa (“CIBSA”) in Argentina has had a positive effect on our debt trading revenues. Reduced activity in the international equities markets continues to have an adverse effect on our equities market-making business. Commodities trading revenues were split approximately 55:45 between precious metals and base metals, respectively, in both Q3 2009 and Q3 2008. See the segmental analysis below for additional information on activity in each of the segments.

YTD 2009 Operating Revenues vs. YTD 2008 Operating Revenues

The Company’s operating revenues under GAAP for YTD 2009 and YTD 2008 were $77.8 million and $95.0 million, respectively. The Company’s adjusted operating revenues were $80.6 million in YTD 2009, 13% higher than the operating revenues of $71.5 in

YTD 2008. Adjusted operating revenues increased by 21% in equities market-making, 44% in foreign exchange trading, 7% in commodities trading and 10% in debt capital markets, offset by decreases of 60% in asset management. The equities market-making segment benefited from the unusual levels of volatility in global equity markets during the first quarter of fiscal 2009 (the quarter ended December 31, 2008). Foreign exchange trading revenues have continued to climb during 2009 as a result of widening spreads in emerging market exchange rates and increased customer activity. The commodities trading results in YTD 2009 have been largely driven by precious metals activity, compared with base metals activity in YTD 2008. Operating revenues in the debt capital markets segment has been positively affected in YTD 2009 by our purchase of CIBSA in April 2009. Reduced investment advisory fees related to redemptions from funds under management and to declining values of assets as a result of the global financial crisis, as well as marked-to-market losses in the Company’s proprietary investments in certain funds and accounts managed by the Company, led to reduced revenue and losses in the asset management segment.

Q3 2009 Interest expense vs. Q3 2008 Interest expense

Interest expense: Interest expense decreased by 36% from $2.5 million in Q3 2008 to $1.6 million in Q3 2009 as a result of decreased average borrowings and lower interest rates. In mid-2008 the Company entered into two three-year interest rate swaps for a total of $100 million. These were designated as cash flow hedges. See Note 6 to the condensed consolidated financial statements for further information. The Company pays a fixed 3.66% (on average), and receives a variable rate equal to one-month LIBOR. One-month LIBOR was lower than the fixed rate of 3.66% paid by the Company for most of Q3 2009, resulting in a net interest expense on the swaps. The effective portion of the interest expense on the swaps during Q3 2009 had the effect of increasing the Company’s reported interest expense by $0.6 million.

YTD 2009 Interest expense vs. YTD 2008 Interest expense

Interest expense: Interest expense decreased by 25% from $8.3 million in YTD 2008 to $6.2 million in YTD 2009 as a result of decreased average borrowings and lower interest rates. The effective portion of the interest expense on the interest rate swaps (referred to in the paragraph above) during YTD 2009 had the effect of increasing the Company’s reported interest expense by $1.4 million.

Non-interest expenses

The following table shows a summary of our non-interest expenses.

	Three Months Ended June 30,			Nine Months Ended June 30,
(In millions)	2009	% Change	2008	2009	% Change	2008
NON-INTEREST EXPENSES
Compensation and benefits	$9.5	12%	$8.5	$32.1	15%	$28.0
Clearing and related expenses	4.6	28%	3.6	14.1	31%	10.8
Other non-interest expenses
- Occupancy and equipment rental	0.3	(25)%	0.4	1.0	0%	1.0
- Professional fees	0.5	0%	0.5	1.6	7%	1.5
- Depreciation and amortization	0.2	0%	0.2	0.7	0%	0.7
- Business development	0.5	(38)%	0.8	1.4	(30)%	2.0
- Insurance	0.1	0%	0.1	0.2	0%	0.2
- Other	0.6	20%	0.5	3.6	33%	2.7

Total other non-interest expenses	2.2	(12)%	2.5	8.5	5%	8.1

Total non-interest expenses	$16.3	12%	$14.6	$54.7	17%	$46.9

Q3 2009 Non-Interest Expenses vs. Q3 2008 Non-Interest Expenses

Total Non-Interest Expenses: Non-interest expenses increased by 12% from $14.6 million in Q3 2008 to $16.3 million in Q3 2009.

Compensation and Benefits: Compensation and benefits expense increased by 12% from $8.5 million to $9.5 million. These represented 58% of total non-interest expenses in both Q3 2009 and Q3 2008. The variable portion of compensation and benefits increased by 17% from $4.2 million in Q3 2008 to $4.9 million in Q3 2009, mainly as a result of increased revenues.

The fixed portion of compensation and benefits increased 7% from $4.3 million to $4.6 million. The number of employees declined from 190 at the beginning of Q3 2009 to 185 at the end of Q3 2009, compared with 183 employees at the end of Q3 2008. Stock-based compensation expense was $0.6 million and $0.4 million for Q3 2009 and Q3 2008, respectively.

Clearing and Related Expenses: Clearing and related expenses increased by 28% from $3.6 million in Q3 2008 to $4.6 million in Q3 2009. While clearing costs in the equities market-making segment declined, there were compensating clearing costs in CIBSA, acquired in April 2009, and increased third-party commissions paid in the foreign exchange and commodities trading businesses.

Other Non-Interest Expenses: Other non-interest expenses decreased by 12% from $2.5 million in Q3 2008 to $2.2 million in Q3 2009.

Provision for Taxes: The effective income tax rate on a GAAP basis was 27% in Q3 2009, compared with 38% in Q3 2008. This change was primarily due to changes in the geographic mix of profits and losses. Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, the level of our pre-tax earnings and the level of our tax credits.

Minority Interest: This represents the minority interests in our joint venture, INTL Sieramet, LLC, and in INTL Gainvest Capital Uruguay S.A. During February 2009, the Company acquired the 50% interest held by our joint venture partner in INTL Commodities DMCC, making this company a wholly-owned subsidiary for all of Q3 2009.

Loss (Income) from Discontinued Operations: Effective April 30, 2009, the Company redeemed its interest in INTL Consilium, LLC, whose current and historic results are included within discontinued operations on the condensed consolidated income statements with effect from the June 30, 2009 quarter. On August 1, 2008, the Company notified the employees of its Hong Kong subsidiary, INTL Global Currencies (Asia) Ltd., of its intention to discontinue its foreign exchange margin trading operations. The subsidiary has been closed down without any material expenses incurred beyond those accrued at September 30, 2008. The loss from discontinued operations, net of taxes, was a loss of $0.1 million for Q3 2009 and income of $0.1 million for Q3 2008.

YTD 2009 Non-Interest Expenses vs. YTD 2008 Non-Interest Expenses

Total Non-Interest Expenses: Non-interest expenses increased by 17% from $46.9 million in YTD 2008 to $54.7 million in YTD 2009.

Compensation and Benefits: Compensation and benefits expense increased by 15% from $28.0 million to $32.1 million. These represented 59% of total non-interest expenses in YTD 2009, compared with 60% in YTD 2008. The variable portion of compensation and benefits increased by 32% from $14.6 million in YTD 2008 to $19.2 million in YTD 2009. Variable compensation numbers for the YTD 2009 period are unusual because of very high equities market-making revenues in the quarter ended December 31, 2008 and because losses, such as the asset management losses in the same period, do not result in a corresponding credit to the variable compensation expense. The fixed portion of compensation and benefits decreased 4% from $13.4 million to $12.9 million. The number of employees declined from 195 at the beginning of YTD 2009 to 185 at the end of YTD 2009, compared with 183 employees at the end of YTD 2008. Stock-based compensation expense was $1.5 million and $1.1 million for YTD 2009 and YTD 2008, respectively.

Clearing and Related Expenses: Clearing and related expenses increased by 31% from $10.8 million in YTD 2008 to $14.1 million in YTD 2009. The increase was mainly a result of increased equities volumes and third-party commissions paid in the foreign exchange and commodities trading businesses.

Other Non-Interest Expenses: Other non-interest expenses increased by 5% from $8.1 million in YTD 2008 to $8.5 million in YTD 2009. In YTD 2009 these included $1.9 million of bad debt write-offs, compared with $1.1 million in YTD 2008.

Provision for Taxes: The effective income tax rate on a GAAP basis was 28% in YTD 2009, compared with 37% in YTD 2008. This change was primarily due to changes in the geographic mix of profits and losses. Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, the level of our pre-tax earnings and the level of our tax credits.

Minority Interest: The minority interest in income of consolidated entities increased from a loss of $0.3 million in YTD 2008 to income of $0.5 million expense in YTD 2009. This represents the minority interests in our two joint ventures, INTL Sieramet, LLC and INTL Commodities DMCC, and in INTL Gainvest Capital Uruguay S.A. During February 2009 the Company acquired the 50% interest held by our joint venture partner in INTL Commodities DMCC, making this company a wholly-owned subsidiary.

Loss (Income) from Discontinued Operations: Effective April 30, 2009, the Company redeemed its interest in INTL Consilium, LLC, whose current and historic results are included within discontinued operations on the condensed consolidated income statements with effect from the June 30, 2009 quarter. On August 1, 2008, the Company notified the employees of its Hong Kong subsidiary, INTL Global Currencies (Asia) Ltd., of its intention to discontinue its foreign exchange margin trading operations. The subsidiary has been closed down without any material expenses incurred beyond those accrued at September 30, 2008. The loss (income) from discontinued operations, net of taxes, was a loss of $0.7 million for YTD 2009 and income of $0.5 million for YTD 2008.

Segment Information

The following table shows information concerning the Company’s principal business segments.

	Three Months Ended June 30,			Nine Months Ended June 30,
(In millions)	2009	% Change	2008	2009	% Change	2008
SEGMENTAL RESULTS
International equities market-making
- operating revenues	$4.9	(36)%	$7.7	$30.3	21%	$25.1
- variable expenses	2.5	(32)%	3.7	13.4	9%	12.3

- contribution	2.4	(40)%	4.0	16.9	32%	12.8

Foreign exchange trading
- operating revenues	10.7	110%	5.1	24.0	44%	16.7
- variable expenses	3.2	100%	1.6	6.9	60%	4.3

- contribution	7.5	114%	3.5	17.1	38%	12.4

Commodities trading
- adjusted operating revenues (non-GAAP)	4.4	(10)%	4.9	20.9	7%	19.5
- variable expenses	1.0	11%	0.9	5.6	51%	3.7

- adjusted contribution (non-GAAP)	3.4	(15)%	4.0	15.3	(3)%	15.8

International debt capital markets
- operating revenues	2.0	150%	0.8	3.2	10%	2.9
- variable expenses	0.5	n/m	—	0.5	150%	0.2

- contribution	1.5	88%	0.8	2.7	0%	2.7

Asset management
- operating revenues	1.7	143%	0.7	2.2	(60)%	5.5
- variable expenses	0.2	(60)%	0.5	0.7	(59)%	1.7

- contribution	1.5	650%	0.2	1.5	(61)%	3.8

Other
- operating revenues	0.3	(50)%	0.6	—	(100)%	1.8
- variable expenses	—	(100)%	0.1	0.1	(0)%	0.1

- contribution	0.3	(40)%	0.5	(0.1)	n/m	1.7

Total Segmental Results
- adjusted operating revenues (non-GAAP)	24.0	21%	19.8	80.6	13%	71.5
- variable expenses	7.4	9%	6.8	27.2	22%	22.3

- adjusted contribution (non-GAAP)	$16.6	28%	$13.0	$53.4	9%	$49.2

Reconciliation of commodities trading operating revenues from GAAP to adjusted, non-GAAP numbers:
Total operating revenues, (GAAP)	$3.4		$12.6	$18.1		$43.0
Gross marked-to-market adjustment	1.0		(7.7)	2.8		(23.5)

Adjusted operating revenues (non-GAAP)	$4.4		$4.9	$20.9		$19.5

Reconciliation of commodities trading contribution from GAAP to adjusted, non-GAAP numbers:
Total commodities trading contribution, (GAAP)	$2.4		$11.7	$12.5		$39.3
Gross marked-to-market adjustment	1.0		(7.7)	2.8		(23.5)

Commodities trading adjusted contribution (non-GAAP)	$3.4		$4.0	$15.3		$15.8

Reconciliation of total operating revenues from GAAP to adjusted, non-GAAP numbers:
Total operating revenues, (GAAP)	$23.0		$27.5	$77.8		$95.0
Gross marked-to-market adjustment	1.0		(7.7)	2.8		(23.5)

Adjusted operating revenues (non-GAAP)	$24.0		$19.8	$80.6		$71.5

Reconciliation of total contribution from GAAP to adjusted, non-GAAP numbers:
Total contribution, (GAAP)	$15.6		$20.7	$50.6		$72.7
Gross marked-to-market adjustment	1.0		(7.7)	2.8		(23.5)

Adjusted contribution (non-GAAP)	$16.6		$13.0	$53.4		$49.2

Q3 2009 vs. Q3 2008 Segmental Analysis

The adjusted contribution of all the Company’s business segments was $16.6 million in Q3 2009, compared with $13.0 million in Q3 2008. Contribution consists of operating revenues less direct clearing and related charges and variable compensation paid to traders. Variable compensation is paid to traders on the basis of a fixed percentage of the aggregate of revenues less clearing and related charges, base salaries and a fixed overhead allocation. Contribution is one of the key measures used by management to assess the performance of each segment.

International equities market-making – Operating revenues decreased by 36% from $7.7 million in Q3 2008 to $4.9 million in Q3 2009. Operating revenues in this segment are largely dependent on overall volume and volatility. During Q32009, volume and volatility both continued to decline. Equity market-making operating revenues include the trading profits earned by the Company before the related expense deduction for ADR conversion fees. These ADR fees are included in the condensed consolidated income statements as clearing and related expenses.

The contribution attributable to this segment decreased 40% from $4.0 million to $2.4 million. Variable expenses expressed as a percentage of operating revenues increased marginally from 48% to 51%.

Foreign exchange trading – Operating revenues were at a record level in Q3 2009, increasing by 110% from $5.1 million in Q3 2008 to $10.7 million in Q3 2009. Operating revenues increased due to wider spreads on currencies of developing countries in response to the global financial crisis, and an increased customer base. Our ability to offer an electronic transaction order system to our customers has also had a positive effect on our revenues.

The contribution attributable to this segment increased 114% from $3.5 million to $7.5 million. Variable expenses expressed as a percentage of operating revenues decreased slightly from 31% to 30%.

Commodities trading – Operating revenues under GAAP decreased from $12.6 million in Q3 2008 to $3.4 million in Q3 2009. Adjusted operating revenues decreased by 10% from $4.9 million in Q3 2008 to $4.4 million in Q3 2009.

Precious metals adjusted operating revenues decreased marginally from $2.6 million in Q3 2008 to $2.5 million in Q3 2009. Base metals adjusted operating revenues decreased from $2.3 million in Q3 2008 to $1.9 million in Q3 2009. Base metals operating revenues decreased largely due to the decline in prices of base metals since Q3 2008.

The adjusted contribution attributable to this segment decreased 15% from $4.0 million to $3.4 million. Variable expenses expressed as a percentage of operating revenues increased from 18% to 23%.

International debt capital markets – Operating revenues increased by 150% from $0.8 million in Q3 2008 to $2.0 million in Q3 2009. The business focuses on the arranging and placing of debt issues and asset backed securitization, and debt trading in the newly-acquired CIBSA and in Singapore. Operating revenues have improved largely due to increased revenues from debt trading. The $2.0 million revenue in Q3 2009 consisted of $1.6 million in trading revenue and $0.4 million in fee and other revenue.

The contribution attributable to this segment increased 88% from $0.8 million to $1.5 million.

Asset management – The Company’s asset management segment revenues include management and performance fees, commissions and other revenues received by the Company for management of third party assets and investment gains or losses on the Company’s investments in funds or proprietary accounts managed either by the Company’s investment managers or by independent investment managers.

Operating revenues increased 143% from $0.7 million in Q3 2008 to $1.7 million in Q3 2009. Excluding assets managed by INTL Consilium, whose current and historic results are now accounted for as part of discontinued operations, assets under management at June 30, 2008 were $308 million, compared with $336 million at June 30, 2009. Management and performance fees were $0.7 million, proprietary investment gains were $0.7 million and other income was $0.3 million during Q3 2009, compared with management and performance fees of $0.7 million, proprietary investment write-downs of $0.8 million and other income of $0.8 million during Q3 2008. During Q3 2009, the Company redeemed or sold certain of its proprietary investments. The fair value of the Company’s proprietary investments was $12.5 million at June 30, 2009, compared with $27.8 million at March 31, 2009.

The contribution attributable to this segment increased 650% from $0.2 million in Q3 2008 to $1.5 million in Q3 2009. On May 8, 2009, the Company agreed to discontinue its business relationship with and redeem its partnership interest in INTL Consilium, LLC (“INTL Consilium”) effective April 30, 2009. The results of INTL Consilium, previously consolidated, have been treated as discontinued operations with effect from the fiscal quarter ending June 30, 2009.

YTD 2009 vs. YTD 2008 Segmental Analysis

The adjusted contribution of all the Company’s business segments was $53.4 million in YTD 2009, compared with $49.2 million in YTD 2008.

International equities market-making – Operating revenues increased by 21% from $25.1 million in YTD 2008 to $30.3 million in YTD 2009. Operating revenues in this segment are largely dependent on overall volume and volatility. The increase is attributable to the high revenues earned during the quarter ended December 31, 2008, as a result of unprecedented levels of market volatility in response to the global financial crisis. Volatility and earnings declined significantly during the quarters ended March 31 and June 30, 2009. Equity market-making operating revenues include the trading profits earned by the Company before the related expense deduction for ADR conversion fees. These ADR fees are included in the condensed consolidated income statements as clearing and related expenses.

The contribution attributable to this segment increased 32% from $12.8 million to $16.9 million. Variable expenses expressed as a percentage of operating revenues decreased from 49% to 44%.

Foreign exchange trading – Operating revenues increased by 44% from $16.7 million in YTD 2008 to $24.0 million in YTD 2009, due to a larger customer base and wider spreads in developing market currency exchange rates.

The contribution attributable to this segment increased 38% from $12.4 million to $17.1 million. Variable expenses expressed as a percentage of operating revenues increased from 26% to 29%, mainly as a result of commissions paid to third-party introducers.

Commodities trading – Operating revenues under GAAP decreased from $43.0 million in YTD 2008 to $18.1 million in YTD 2009. Adjusted operating revenues increased by 7% from $19.5 million in YTD 2008 to $20.9 million in YTD 2009.

Precious metals adjusted operating revenues increased from $7.3 million in YTD 2008 to $15.6 million in YTD 2009. Base metals adjusted operating revenues decreased from $12.2 million in YTD 2008 to $5.3 million in YTD 2009. Precious metals operating revenues have increased as a result of increased customer business and increasing revenue flows from our Dubai and Singapore subsidiaries. Base metals operating revenues decreased due to the substantial decline in prices since Q3 2008.

The adjusted contribution attributable to this segment decreased 3% from $15.8 million to $15.3 million. Variable expenses expressed as a percentage of operating revenues increased from 19% to 27%.

International debt capital markets – Operating revenues increased by 10% from $2.9 million in YTD 2008 to $3.2 million in YTD 2009. The business activities in this segment include the arranging and placing of debt issues, asset backed securitization and debt trading, which grew off an insignificant base with effect from Q3 2009, with the acquisition of CIBSA in April 2009 and the hiring of a debt trading team in Singapore. Fee revenues have been adversely affected by the lack of market demand and intolerance for risk caused by the global financial crisis but segmental revenues have been augmented by the new trading activities in Q3 2009. Fee revenues were $1.7 million and trading revenues $1.5 million in YTD 2009, compared with $2.7 million and $0.2 million, respectively, in YTD 2008.

The contribution attributable to this segment was $2.7 million for both YTD 2009 and YTD 2008.

Asset management – The Company’s asset management segment revenues include management and performance fees, commissions and other revenues received by the Company for management of third party assets and investment gains or losses on the Company’s investments in funds or proprietary accounts managed either by the Company’s investment managers or by independent investment managers.

Operating revenues decreased 60% from $5.5 million in YTD 2008 to $2.2 million in YTD 2009. Excluding assets managed by INTL Consilium, whose results are now accounted for as discontinued operations, assets under management at June 30, 2008 were $308 million, compared with $336 million at June 30, 2009. Management fees were $1.6 million during YTD 2009, compared with $2.3 million in YTD 2008. Net marked-to-market losses in proprietary investments were $0.5 million in YTD 2009, compared with gains of $2.2 million in YTD 2008. Other income, mainly fees and commissions, was $1.1 million during YTD 2009, compared with $1 million in YTD 2008. During the nine-month period to June 30, 2009, the Company redeemed or sold certain of its proprietary investments. The fair value of the Company’s proprietary investments was $12.5 million at June 30, 2009 and $37.9 million at September 30, 2008.

The contribution attributable to this segment decreased 61% from $3.8 million in YTD 2008 to $1.5 million in YTD 2009. On May 8, 2009, the Company agreed to discontinue its business relationship with, and redeem its partnership interest in, INTL Consilium effective April 30, 2009. The current and historic results of INTL Consilium, previously consolidated, have been treated for accounting purposes as discontinued operations with effect from the fiscal quarter ending on June 30, 2009.

Variable vs. Fixed Expenses

	Three Months Ended June 30,				Nine Months Ended June 30,
(In millions)	2009	% of Total	2008	% of Total	2009	% of Total	2008	% of Total
VARIABLE vs. FIXED EXPENSES
Variable clearing and related expenses	$4.3	26%	$3.2	22%	$13.0	24%	$9.7	21%
Variable compensation	4.9	30%	4.2	29%	19.2	35%	14.6	31%
Bad debts and impairment	—	0%	—	0%	1.9	3%	1.1	2%

Total variable expenses	9.2	56%	7.4	51%	34.1	62%	25.4	54%
Fixed expenses	7.1	44%	7.2	49%	20.6	38%	21.5	46%

Total non-interest expenses	$16.3	100%	$14.6	100%	$54.7	100%	$46.9	100%

The Company aims to make its non-interest expenses variable to the greatest extent possible, and to keep its fixed costs as low as possible. The table above shows an analysis of the Company’s total non-interest expenses for the quarters and nine-month periods ended June 30, 2009 and 2008, respectively. Variable expenses consist of clearing and related expenses, variable compensation paid to traders, bonuses paid to operational, administrative and managerial employees and bad debts and impairment expenses. As a percentage of total non-interest expenses, variable expenses increased from 51% in Q3 2008 to 56% in Q3 2009 and increased from 54% in YTD 2008 to 62% in YTD 2009.

Liquidity, Financial Condition and Capital Resources

The Company continuously reviews its overall capital needs to ensure that its capital base, including both stockholders’ equity and debt, can appropriately support the anticipated capital needs of its operating subsidiaries.

At June 30, 2009, the Company had total equity capital of approximately $84.2 million on a GAAP basis, convertible subordinated notes of approximately $16.7 million, and bank loans of approximately $75.8 million.

A substantial portion of the Company’s assets are liquid. The majority of the assets consist of financial instruments, which fluctuate depending on the level of customer business. At June 30, 2009, approximately 93% of the Company’s assets consisted of cash, cash equivalents, receivables from brokers, dealers, clearing organization and customers, marketable financial instruments, physical commodities inventory and investments in managed funds. All assets are financed by the Company’s equity capital, subordinated convertible notes, bank loans, short-term borrowings from financial instruments sold, not yet purchased, metals leases and other payables.

The Company’s assets and liabilities may vary significantly from period to period due to changing customer requirements, and economic and market conditions, as well as the growth of the Company. The Company’s total assets at June 30, 2009 and September 30, 2008, were $359.6 million and $438 million, respectively. The Company’s operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory.

Approximately $14 million of exchangeable foreign ordinary equities and ADR’s are included within financial instruments owned and financial instruments sold, not yet purchased, respectively, on the Company’s condensed consolidated balance sheet at June 30, 2009.

At June 30, 2009, the Company had bank facilities under which the Company could borrow up to a maximum of $137 million, subject to certain conditions. At June 30, 2009 the total outstanding under all of these facilities was $75.8 million. The Company is in compliance with all of its covenants to lenders.

The Company’s largest bank facility is a renewable, revolving syndicated committed loan facility under which the Company’s wholly-owned subsidiary, INTL Commodities, Inc., is entitled to borrow up to $62 million, subject to certain conditions. There are three commercial banks that are the underlying lenders within the syndicate group. The loan proceeds are used to finance the activities of INTL Commodities, Inc. and are secured by its assets. This facility was renewed in June 2009 and is scheduled to expire on June 25, 2010. Prior to renewal the amount of the facility was $125 million. The reduction in the facility is not expected to have an adverse effect on the operations of the Company.

The Company has two credit facilities with a commercial bank that are committed until December 31, 2009 and for which the Company has received an early offer of commitment until December 31, 2010. As of the date of the filing of this Form 10-Q, the Company had not formally accepted this offer. These two facilities consist of a general facility for $35 million and a facility used by the Company’s subsidiary, INTL Global Currencies, for $25 million. The Company’s Dubai subsidiary, INTL Commodities DMCC, had a demand bank facility at June 30, 2009 of $15 million.

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

The Company receives cash from precious metals customers in Dubai and Singapore as collateral against margin trading positions. Where a right of setoff exists with the same counterparty under master netting agreements, the Company nets collateral balances against financial instruments. At June 30, 2009 the gross value of collateral balances held by the Company from its customers was approximately $125 million, of which approximately $81 million was netted against financial instrument balances. The net funding available to the Company’s commodities business from collateral balances at June 30, 2009 was thus approximately $44 million.

INTL Trading, the Company’s broker-dealer subsidiary, is subject to the net capital requirements of the SEC relating to liquidity and net capital levels. At June 30, 2009, INTL Trading had regulatory net capital of $1.5 million, which was $0.5 million in excess of its minimum net capital requirement.

The Company’s ability to receive distributions from INTL Trading is restricted by regulations of the SEC and FINRA. The Company’s right to receive distributions from its subsidiaries is also subject to the rights of the subsidiaries’ creditors, including customers of INTL Trading. INTL Trading paid dividends to the Company of approximately $4.7 million and $8.9 million during YTD 2008 and YTD 2009, respectively.

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

The Company entered into an agreement on April 30, 2007 to acquire the Gainvest group of companies (“INTL Gainvest”) in South America. Pursuant to this acquisition, the Company made a final payment of $1.4 million to the sellers in June 2009, equal to 25% of the aggregate revenues of INTL Gainvest earned for the twelve months ended April 30, 2009, which has been recorded as additional goodwill.

On April 7, 2009, the Company acquired CIBSA, a leading securities broker-dealer based in Argentina. The Company paid approximately $1.7 million on the date of purchase and is obligated to make additional payments over the next two years, depending on the level of revenues achieved. The Company recorded goodwill of $0.7 million during the quarter ended June 30, 2009 as a result of completing its initial purchase accounting for this transaction. Under the purchase agreement, the Company is obligated to pay an amount equal to 25% of the net revenues in excess of $2.5 million up to $3 million, 35% of the net revenues in excess of $3 million up to $4 million, and 40% of the net revenues in excess of $4 million for each of the two twelve-month periods ending February 10, 2010 and 2011 to the sellers as additional consideration. Any amounts paid under this agreement will be recorded as goodwill. The acquisition of CIBSA is not expected to have an immediate material impact on the Company.

On July 1, 2009, the Company and FCStone Group, Inc (“FCStone”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, the Company will acquire 100% of the outstanding capital stock of FCStone in exchange for newly issued shares of the Company’s common stock. Upon closing of this transaction, the former FCStone shareholders will own approximately 47.5% of the Company’s outstanding common stock. Consummation of the transaction is subject to the approval of the stockholders of the Company and FCStone, regulatory approvals, and the satisfaction or waiver of various other conditions as more fully described in the Merger Agreement. On July 27, 2009, the Company filed a preliminary joint proxy statement/prospectus on Form S-4 with the SEC relating to this transaction. Following approval by the SEC, a joint proxy statement/prospectus will be distributed to shareholders of record on a date as yet to be determined. If approved by shareholders of both the Company and FCStone, it is anticipated that the closing of the transaction will occur in the third or fourth calendar quarter of 2009.

Under the terms of the Merger Agreement, FCStone’s stockholders will receive 0.2950 shares of the Company’s common stock for each share of FCStone common stock they own. After the merger, FCStone will retain its name and operate as a subsidiary of the Company. The Merger Agreement contains certain termination rights for both the Company and FCStone, and further provides that, upon termination of the Merger Agreement under specified circumstances, FCStone may be required to pay the Company a termination fee of $4.9 million and to reimburse the Company’s expenses in an amount up to $2 million. In connection with the Merger Agreement, FCStone has granted to the Company an irrevocable option (“Option”) to purchase from FCStone, under certain circumstances, common shares of FCStone equal to 19.9% of the total shares outstanding at a price, subject to certain adjustments, of $4.15 per share. Under certain circumstances, FCStone may be required to repurchase the Option and the shares acquired pursuant to the exercise of the Option. The Option will not become exercisable in the event that FCStone is required to pay the termination fee to the Company. Additional information regarding the merger transaction with FCStone is contained in the Company’s preliminary joint proxy statement/prospectus filed with the SEC on July 27, 2009.

Certain subsidiaries of the Company that are regulated in foreign jurisdictions are subject to minimum capital requirements. INTL Capital Ltd. is regulated by the Dubai Financial Services Authority, in the United Arab Emirates, and is subject to a minimum capital requirement which at June 30, 2009 was approximately $0.5 million. INTL Capital Ltd. was in compliance with its capital requirements at June 30, 2009.

The Company’s cash and cash equivalents decreased from approximately $62.8 million at September 30, 2008 to approximately $50.3 million at June 30, 2009, a net decrease of approximately $12.5 million. Operating activities provided net cash of $26.6 million. Bank facilities were paid down by $43.7 million and net cash of $4.4 million was realized from investing activities. Exchange differences had an effect of $0.2 million on cash balances.

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

As disclosed in Note 1 to the condensed consolidated financial statements, the Company has adopted Statement of Financial Accounting Standards (“SFAS”) 159 and SFAS 157 with effect from Q1 2009. The adoption of SFAS 159 has not resulted in the valuation of any additional categories of financial assets or liabilities at fair value than was the case before adoption. The adoption of SFAS 157 has resulted in additional disclosures which are set forth in Note 5 to the condensed consolidated financial statements. At June 30, 2009 the Company had a total of $17 million of financial assets at fair value in the level 3 category, representing 4.7% of total assets and 11.1% of total financial assets at fair value. Of the $17 million, $8.4 million relates to the Company’s investment in the INTL Trade Finance Fund, whose underlying assets are short-term, trade-related debt instruments and $5.3 million relates to foreign corporate and sovereign bonds. These assets are purchased and sold on a principal-to-principal basis and their value is dependent on estimates of yields in small, inactive and specialized markets. The remaining $3.3 million is comprised of $1.2 million in pre-IPO proprietary investments, valued at cost, and $2.1 million in fund investments.

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

Management believes that the volatility of revenues is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of the Company’s daily revenue, determined on a marked-to-market basis, during the nine months ended June 30, 2009.

In the Company’s securities market-making and trading activities, the Company maintains inventories of equity and debt securities. In the Company’s commodities market-making and trading activities, the Company’s positions include physical inventories, forwards, futures and options. The Company’s commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. The Company monitors the aggregate position for each commodity in equivalent physical ounces or metric tons. The table below illustrates, for the nine months ended June 30, 2009, the Company’s greatest gross, average gross, greatest net long, greatest net short and average net day-end positions by business segment.

(In millions)	Greatest Gross	Average Gross	Greatest Net Long	Greatest Net Short	Average Net
Equity	$18.9	$10.0	$12.6	$(5.4)	$4.2
Foreign Exchange	20.1	9.6	13.3	(6.5)	3.3
Commodities	5.5	2.1	5.1	(4.7)	(1.4)
Asset Management (Funds & Other Investment)	n/a	n/a	89.3	n/a	30.8

Item 4.	Controls and Procedures

In connection with the filing of this Form 10-Q, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

On July 8, 2009, a purported class action complaint was filed against the Company in the Circuit Court of Clay County, Missouri alleging that the Company aided and abetted FCStone Group, Inc (“FCStone”) and certain of its officers and directors in breaching their fiduciary duties by failing to maximize stockholder value in connection with the contemplated merger of FCStone and the Company. Plaintiffs seek to permanently enjoin the merger of FCStone and the Company, monetary damages in an unspecified amount attributable to the alleged breach of duties, and legal fees and expenses. The Company intends to defend itself against the complaint vigorously.

In light of the nature of the Company’s activities, it is possible that the Company may be involved in other litigation in the future, which could have a material adverse impact on the Company and its financial condition and results of operations.

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

The following table sets forth the information with respect to purchases made by or on behalf of the Company, of our common stock during the nine months ended June 30, 2009.

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

INTERNATIONAL ASSETS HOLDING CORPORATION

Date: August 5, 2009	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date: August 5, 2009	/s/ Brian T. Sephton
Brian T. Sephton
Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description
(31.1)	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

(31.2)	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

(32.1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.