Form 10-K
period 2009-09-30
INTERNATIONAL ASSETS HOLDING CORP
filed 2009-12-15
CIK 913760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2009, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $23.8 million.

As of December 10, 2009, there were 17,513,279 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on March 3, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

INTERNATIONAL ASSETS HOLDING CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009

Cautionary Statement about Forward-Looking Statements

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

PART I

Item 1.	Business

Acquisition of FCStone Group, Inc.

On September 30, 2009, International Assets Holding Corporation completed its acquisition of FCStone Group, Inc. (“FCStone”) pursuant to the merger of FCStone Group, Inc. and a wholly owned subsidiary of International Assets Holding Corporation (the “FCStone transaction”). As a result of this transaction, International Assets Holding Corporation issued approximately 8.2 million shares of its common stock to the former shareholders of FCStone, and FCStone became a wholly owned subsidiary of International Assets Holding Corporation.

FCStone and its subsidiaries provide risk management consulting and transaction execution services to commercial commodity intermediaries, users and producers. FCStone primarily assists middle-market customers in optimizing their profit margins and mitigating commodity price risk. In addition to its risk management consulting services, FCStone operates an independent clearing and execution platform for exchange-traded futures and options contracts. FCStone serves more than 8,000 customers and during the twelve months ended September 30, 2009 transacted more than 55.2 million contracts in the exchange-traded and over-the-counter (“OTC”) markets. FCStone also assists its customers with the financing of their physical commodity inventories, and providing railcar freight logistics services.

The FCStone transaction created a group of companies that delivers execution and advisory services in commodities, currencies and international securities to over 10,000 customers in over 100 countries.

Effect of FCStone transaction on business segment and other disclosures in this Form 10-K

The FCStone transaction was consummated on September 30, 2009, the last day of the fiscal year for International Assets Holding Corporation and its subsidiaries (collectively “INTL” or “the Company”). As a result, the consolidated income statements of the Company for the fiscal years ended September 30, 2009, 2008 and 2007 included in this Form 10-K do not include the results of FCStone. In contrast, the consolidated balance sheet for the Company as of September 30, 2009 included in this Form 10-K reflects the acquisition of FCStone utilizing the purchase method of accounting.

In light of the foregoing, the discussion of the Company’s operating results in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, utilizes the business segments previously utilized by the Company, as follows:

•	International equities market-making

•	Foreign exchange trading

•	Commodities trading

•	International debt capital markets

•	Asset management

The same business segments are also used in Note 27 to the consolidated financial statements.

As indicated above, the Company’s consolidated balance sheet at September 30, 2009 reflects the FCStone transaction, including the assets and liabilities of FCStone, as adjusted to reflect the transaction. Therefore, the segments utilized for balance sheet disclosures made in Note 27 to the consolidated financial statements include both INTL’s segments as discussed above and the segments previously reported by FCStone. These segments are discussed below under the sub heading ‘Overview of the Business of FCStone’. Similarly, the discussions regarding the Company’s liquidity, financial condition and capital resources in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the sub-headings ‘Liquidity, Financial Condition and Capital Resources’, ‘Commitments’ and ‘Off Balance Sheet Arrangements’, as well as the discussions in Item 7(A), Quantitative and Qualitative Disclosures about Market Risk reflects the acquisition of FCStone by the Company.

This Item 1 includes the following:

•	a separate description of the business of the Company, other than FCStone;

•	a separate description of the business of FCStone; and

•	a summary of the business and strategy of the Company after consummation of the FCStone transaction.

The Company expects to revise its segment reporting in light of the FCStone transaction and disclose the revised segments in the Form 10-Q for the first quarter of fiscal 2010, which ends on December 31, 2009.

Overview of the Business of the Company excluding FCStone

The Company operates as a financial services group focusing on select international markets, committing its capital and expertise to market-making and trading of financial instruments, currencies and commodities, and to asset management. The Company’s activities are divided into five functional areas - international equities market-making, foreign exchange trading, commodities trading, international debt capital markets and asset management.

The Company provides execution to its customers in the following products:

•	unlisted American Depository Receipts (“ADRs”) and common shares of over 8,800 companies in over 20 countries

•	more than 100 currencies

•	base and precious metals, offering complete physical, hedging and investment solutions

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

The Company was formed in October 1987 and during the 2009 fiscal year conducted operations through a number of wholly-owned operating subsidiaries and joint ventures. Before the FCStone transaction, the Company had 193 employees in nine offices in the United States of America, Argentina, Uruguay, United Kingdom, Dubai and Singapore.

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

The Company’s foreign exchange activities in fiscal 2009 were conducted through INTL Global Currencies Ltd. (“INTL Global Currencies”), a wholly-owned subsidiary domiciled in the United Kingdom.

Commodities Trading

The Company’s commodities trading activities encompass the trading of physical metals such as gold, silver and platinum group metals as well as certain base metals, mainly lead and copper. The Company has relationships with a number of small and medium-sized metals producers, refiners, recyclers, traders and manufacturing entities, and provides them with a full range of physical metals trading and hedging capabilities. The Company is also active in the acquisition of scrap metals which are refined under contract and sold to our customers.

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

The Company commits its own capital to buy and sell precious and base metals on a spot and forward basis and will regularly hold inventories in these metals. The Company derives revenue from the difference between the purchase and sale prices.

The Company generally mitigates the price risk associated with its commodities inventory through the use of exchange-traded derivatives. This price risk mitigation does not generally qualify for hedge accounting under generally accepted accounting principles (“GAAP”). In such situations, unrealized gains in inventory are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP. Additionally, GAAP does not require us to reflect changes in estimated values of forward commitments to purchase and sell commodities. As a result, the Company’s reported commodities trading earnings are subject to significant volatility.

The Company’s commodities trading activities are conducted through wholly owned subsidiaries, INTL Commodities, Inc., incorporated in the state of Delaware, USA, INTL Commodities Mexico S de RL de CV, incorporated in Mexico, INTL Commodities DMCC, incorporated in Dubai in the United Arab Emirates and INTL Asia Pte. Ltd., incorporated in Singapore. INTL Commodities, Inc. has a branch office in London.

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

Asset Management

The Company provides asset management services through INTL Capital in Dubai and INTL Gainvest in Argentina. The Company’s revenues in the asset management business include management and performance fees for management of third party assets and investment gains or losses on the Company’s investments in registered funds or proprietary accounts managed by the Company’s or independent investment managers. Total third party assets under management at September 30, 2009 amounted to approximately $353 million. The total fair value of proprietary investments at September 30, 2009 was approximately $5.8 million.

The Company’s strategy is to build the asset management business by applying an absolute return philosophy to niche markets in which the Company has significant expertise and experience. This business is conducted through INTL Capital in Dubai and INTL Gainvest in Argentina. The Company’s asset management joint venture with INTL Consilium, LLC was terminated in April 2009. It had been accounted for as a variable interest entity and its results are now included in discontinued operations.

INTL Capital is domiciled in Dubai and is authorized by the Dubai Financial Service Authority to operate from the Dubai International Financial Centre. INTL Capital manages the INTL Trade Finance Fund Limited, a Cayman Island company established to invest primarily in global trade finance-related assets.

INTL Gainvest is authorized by the Argentina regulatory authorities to manage four locally listed mutual funds. These funds consist primarily of asset backed securities issued by Argentine companies, are domestically rated and distributed to local pension funds, corporations and individuals. In addition, INTL Gainvest manages segregated portfolios for high net worth individuals.

Overview of the Business of FCStone

FCStone is an integrated commodity risk management company providing risk management consulting and transaction execution services to commercial commodity intermediaries, end-users and producers. FCStone assists primarily middle market customers in optimizing their profit margins and mitigating their exposure to commodity price risk. In addition to providing risk management consulting services, it operates one of the leading independent clearing and execution platforms for exchange-traded futures and options contracts. FCStone serves more than 8,000 customers and, in the twelve months ended September 30, 2009, executed more than 55.2 million derivative contracts in the exchange-traded and over-the-counter (“OTC”) markets. As a complement to its commodity risk management consulting and execution services, FCStone also assists its customers with financing, transportation and merchandising of their physical commodity requirements and inventories through its financial services segment and equity affiliations.

FCStone’s futures commission merchant (“FCM”) subsidiary, FCStone, LLC, holds clearing-member status at all of the major U.S. commodity futures and options exchanges. As of September 30, 2009, FCStone, LLC was the fourth largest independent FCM in the U.S., as measured by required customer segregated assets. As of September 30, 2009, FCStone had $0.8 billion in required customer segregated assets.

Operating Segments

In addition to the three reportable segments whose activities are described in detail below, FCStone also reports a Corporate and Other segment, which contains income from equity investments not directly attributed to an operating segment, corporate investment income and direct corporate expenses and expenses of a startup subsidiary.

Commodity and Risk Management (“C&RM”) Services

The C&RM segment is the foundation of FCStone. Consistent with the company’s original structure as a cooperative serving our grain elevator members, FCStone approaches middle-market intermediaries, end-users and producers of commodities with the objective of serving as their commodity risk manager. Within the C&RM segment, FCStone serves customers through its risk management consultants with a level of service that maximizes its abilities and the opportunity to retain the customer. The Integrated Risk Management Program (“IRMP”), involves providing customers with commodity risk management consulting services that are designed to help them mitigate their exposure to commodity price risk and maximize the amount and certainty of their operating profits. The IRMP forms the basis of FCStone’s value added approach, and serves as a competitive advantage in customer acquisition and retention. Customers are assisted in the execution of their hedging strategies through FCStone’s exchange-traded futures and options clearing and execution operations as well as access to more customized alternatives provided by the OTC and foreign exchange trading desks. Generally, customers direct their own trading activity and risk management consultants do not have discretionary authority to transact trades on behalf of customers. When transacting OTC and foreign exchange contracts with customers, FCStone will generally offset the customer’s transaction simultaneously with one of its trading counterparties. On a limited basis, the OTC and foreign exchange (“Forex”) trade desks will accept a customer transaction and will offset that transaction with a similar but not identical position on the exchange. These unmatched transactions are intended to be short-term in nature and are conducted to facilitate the most effective transaction for customers.

Within the C&RM segment, FCStone currently serves approximately 6,000 customers, including approximately 532 through the IRMP. Customers are served through 13 US offices and five international offices, in China, Brazil, Canada, Australia and Ireland.

FCStone delivers its consulting services through an experienced team of approximately 120 risk management consultants. The company maintains a formal training program for incoming consultant trainees, which provides a foundation in the basics of the business, including risk management, futures and options markets, OTC markets, financial statement analysis and derivative accounting. As part of the training process, new consultants apprentice with an experienced risk management consultant for up to two years before independently managing customer relationships.

FCStone organizes its marketing efforts within the C&RM segment into customer industry segments, and currently serves customers in the following areas:

•

Commercial Grain—The commercial grain customer segment represents the foundation of the C&RM segment, as the roots of the company can be traced back to this business. Customers in this segment include grain elevators, traders, processors, manufacturers and end-users. The recent expansion by FCStone into Australia represents a potential for growth as recent developments in the derivative markets in Australia have led to increased usage of derivatives by participants in the agricultural markets.

•

Energy—The energy customer segment targets companies where energy represents a significant input cost into the production of their product or service. Customers in this segment include producers, refiners, wholesalers, transportation companies, convenience store chains, auto and truck fleet operators, industrial companies, railroads and municipalities. FCStone is in the process of establishing a fully registered entity in Ireland that will focus on similar customers throughout Europe with a particular focus on the consumption side of this industry. This process is expected to be completed in the spring of 2010

•

Renewable Fuels—The renewable fuels customer segment targets producers of ethanol and biodiesel products. This segment has experienced challenges over the previous twelve months due to the financing environment as well as overall margins in this industry.

•

Latin America/Brazil—The customers within this customer segment are located predominantly in Mexico and Brazil. Customers are involved in all sectors of agribusiness, including livestock production and feeding, flour milling and baking, oilseed crushing and refining, grain merchandising, meat processing and sugar/ethanol production.

•

China—The China customer segment represents both Chinese FCMs as well as commercial companies seeking to hedge their commodity risk exposures. The Chinese FCMs are similar to introducing brokers, facilitating the transactions of their clients in the U.S. commodities markets. The commercial accounts generally represent significant processors of grain or other commodities.

•

Dairy/Food Service—The dairy and food service segment targets the dairy industry and users of agricultural commodities in the food industry. FCStone believes only a small percentage of this industry currently utilizes derivatives to manage commodity price risk, and OTC products in particular are an effective strategy for use in these industries.

•

Cotton/Textiles—The cotton segment targets both the domestic and international markets with a focus on providing cutting edge trading, consulting and information services to the global fiber, textile and apparel industry.

•

Forex—FCStone also offers foreign exchange trading services to customers seeking to mitigate currency risk or to profit from currency trading. This business is likely to move into the FCM during fiscal 2010, in anticipation of regulatory changes.

•

Introducing Brokers—Introducing brokers within the C&RM segment include individuals or organizations that maintain relationships with customers and intermediate transactions between the customer and FCStone. The customers within this segment are primarily agricultural producers.

•

Other—FCStone has a number of developing customer segments where the adoption of risk management practices is increasing and its consultative approach serves as a catalyst to customer adoption. These currently include customers with risk management needs in forest products, transportation and weather-related products. In addition, FCStone is participating in the development of markets for carbon and emission credits.

FCStone’s integrated platform allows customers, assisted by risk management consultants, to execute and clear commodity futures and options contracts for the purpose of establishing and maintaining their hedge positions through the C&RM segment. Alternatively, more customized hedging needs are met through the OTC trading desk. The OTC trading desk, through broad access to commodity market participants as well as major financial institutions, is able to design hedge arrangements that may contain features with respect to contract performance, time period, commodity type and transaction size that are not achievable in the highly-standardized exchange-traded commodity futures and options markets. Further, the OTC capability has provided an ability to create products that assist customers, in turn, to offer value-added services to their clients. The Company believes FCStone is unique in offering both exchange-traded and OTC products to its middle-market target customers.

Clearing and Execution Services

FCStone seeks to provide inexpensive and efficient clearing and execution of exchange-traded futures and options for the institutional and professional trader market segments through the Stone division of its subsidiary, FCStone LLC. Through its platform, customer orders are accepted and directed to the appropriate exchange for execution. FCStone then facilitates the clearing of customers’ transactions. Clearing involves the matching of customers’ trades with the exchange, the collection and management of margin deposits to support the transactions, and the accounting and reporting of the transactions to customers. FCStone seeks to leverage its capabilities and capacity by offering facilities management or outsourcing solutions to other FCMs.

FCStone LLC is a registered FCM and a clearing member of all major U.S. commodity futures exchanges including the Chicago Mercantile Exchange (“CME”) and its divisions: the Chicago Board of Trade (“CBOT”), the New York Mercantile Exchange (“NYMEX”) and the COMEX; ICE Futures US formerly known as the New York Board of Trade (“NYBOT”), Kansas City Board of Trade (“KCBT”) and the Minneapolis Grain Exchange (“MGEX”).

FCStone services approximately 2,000 customers through a Wholesale Division and a Professional Trading Division:

Wholesale Division. Wholesale division customers generally consist of non-clearing FCMs, introducing brokers and clearing FCMs for which FCStone provides back-office services such as trade processing and accounting. These customers serve as intermediaries to the ultimate customer transacting the futures or options contract.

Professional Trading Division. The professional trading customers consist of retail-oriented introducing brokers, professional traders and floor traders. In this division, FCStone targets high-volume users of the futures and options markets and also target managed futures funds, hedge funds and commodity trading advisors. This segment of the customer base has benefited from the emergence of electronic trading, providing them a greater opportunity to trade across markets and commodities.

Financial Services

The Financial Services segment is comprised of FCStone Financial and FCStone Merchant Services. FCStone Financial serves as a grain financing and facilitation business lending to commercial grain-related companies against physical grain inventories. Sale and repurchase agreements are used to purchase grain evidenced by warehouse receipts at local grain elevators subject to a simultaneous agreement to sell such grain back to the original seller at a later date. These transactions are accounted for as product financing arrangements, and accordingly no grain inventory, grain purchases or grain sales are recorded.

FCStone Merchant Services serves as a financing vehicle for a number of different commodities, including grain, energy products and renewable fuels. These arrangements can take the form of fixed repurchase agreements, hedged commodity transactions or traditional lending arrangements, which includes providing letters of credit.

Overview of Business and Strategy of the Company after consummation of the FCStone transaction

The Company, including FCStone and its other subsidiaries, now form a financial services group employing 625 people in offices in eleven countries. The Company’s services include comprehensive risk management advisory services for commercial customers; execution of listed futures and option contracts on all major exchanges; structured OTC products in a wide range of commodities; physical trading and hedging of precious and base metals and select other commodities; trading of more than 100 foreign currencies; market-making in international equities; and debt origination and asset management.

The Company provides these services to a diverse group of customers located throughout the world, including producers, processors and end-users of nearly all widely-traded physical commodities to manage their risks and enhance margins; to commercial counterparties who are end-users of the firm’s products and services; to governmental and non-governmental organizations; and to commercial banks, brokers, institutional investors and major investment banks.

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

Business Strategy

The Company is a customer centric organization focused on serving the needs of a wide range of commercial customers, including producers, consumers, banks, corporations, government and charitable organizations, commercial and other entities. The Company seeks to acquire and build long-term relationships with customers by providing consistent, quality execution and value added financial solutions to our customers, with the goal of earning the premium spreads that allow us to achieve our financial objectives. The Company provides foreign exchange and treasury services, securities execution and physical commodities trading services to these customers. In addition, through the addition of the commodity advisory and trading business of FCStone, the Company now provides risk management consulting services to mid-sized commercial customers. The FCStone division utilizes the ability of FCStone’s personnel to obtain and analyze commodity intelligence information to support the needs of these customers and improve their profitability. The Company engages in direct sales efforts to seek new customers, with a strategy of extending our services to potential customers who are similar in size and operations to the Company’s existing customer base, as well as different kinds of customers that have risk management needs that could be effectively met by the Company’s services. The Company seeks to serve not only those customers that currently use risk management methods, but also those customers that we believe should use risk management methods. The Company is planning to expand its services into new business segments and new geographic regions, particularly in Asia, Europe, Australia, Latin America and Canada.

The Company’s strategy is to utilize a centralized and disciplined process for capital allocation, risk management and cost control, while delegating the execution of strategic objectives and day-to-day management to experienced individuals. This requires high quality managers, a clear communication of performance objectives and strong financial and compliance controls. The Company believes this strategy will enable the Company to build a scalable and significantly larger organization that embraces an entrepreneurial approach to business, supported and underpinned by strong central controls.

Each of the Company’s businesses is volatile and their financial performance can change due to a variety of factors which are both outside of management’s control and not readily predictable. To address this volatility, the Company has sought to diversify into a number of uncorrelated businesses.

Competition

The international commodities and financial markets are highly competitive and rapidly evolving. In addition, these markets are dominated by firms with significant capital and personnel resources that are not matched by the Company’s resources. The Company expects these competitive conditions to continue in the future, although the nature of the competition may change as a result of the current global financial crisis. The crisis has produced opportunities for the Company to expand its activities and may produce further opportunities. The Company believes that it can compete successfully with other commodities and financial intermediaries in the markets it seeks to serve, based on the Company’s expertise, products and quality of consulting and execution services.

We compete with a large number of firms in the exchange-traded futures and options execution sector and in the OTC derivatives sector. We compete primarily on the basis of price and value of service. Our competitors in the exchange-traded futures and options sector include international brokerage firms, national brokerage firms, regional brokerage firms (both cooperatives and non-cooperatives) as well as local introducing brokers, with competition driven by price level and quality of service. Many of these competitors offer OTC trading programs as well. In addition, there are a number of financial firms and physical commodities firms that participate in the OTC markets, both directly in competition with us and indirectly through firms like us. We compete in the OTC market by making specialized OTC transactions available to our customers in contract sizes smaller than those usually available from major counter-parties.

The Company’s activities are impacted, and will continue to be impacted, by investor interest in the markets served by the Company. The instruments traded in these markets compete with a wide range of alternative investment instruments. The Company seeks to counterbalance changes in demand in specified markets by undertaking activities in multiple uncorrelated markets.

Technology has increased competitive pressures on commodities and financial intermediaries by improving dissemination of information, making markets more transparent and facilitating the development of alternative execution mechanisms. The Company competes, in certain instances, by providing technology-based solutions to facilitate customer transactions and solidify customer relationships.

Administration and Operations

The Company employs operations personnel to supervise and, for certain products, complete the clearing and settlement of transactions.

INTL Trading’s securities transactions are cleared through Broadcort, a division of Merrill Lynch, Pierce, Fenner & Smith, Inc. INTL Trading does not hold customer funds or directly clear or settle securities transactions.

We utilize front-end electronic trading, back office and accounting systems to process transactions on a daily basis. In some cases these systems are integrated. They provide recordkeeping, trade reporting to exchange clearing, internal risk controls, and reporting to government entities, corporate managers, risk managers and customers. Our futures and options back office system is maintained by a third-party service bureau which is located in Chicago with a disaster recovery site in New York.

The Company holds customer funds in relation to certain of its activities. In regulated entities, these are segregated but in unregulated entities they are not.

The Company’s administrative staff manages the Company’s internal financial controls, accounting functions, office services and compliance with regulatory requirements.

Governmental Regulation and Exchange Membership

The Company’s activities are subject to significant governmental regulation, both in the United States and overseas. Failure to comply with regulatory requirements could result in administrative or court proceedings, censure, fines, issuance of cease-and-desist orders, suspension or disqualification of the regulated entity, its officers, supervisors or representatives. The regulatory environment in which the Company operates is subject to frequent change and these changes directly impact the Company’s business and operating results.

The securities industry in the United States is subject to extensive regulation under federal and state securities laws. The Company is required to comply with a wide range of requirements imposed by the SEC, state securities commissions and FINRA. These regulatory bodies are charged with safeguarding the integrity of the financial markets and with protecting the interests of investors in these markets. They also impose minimum capital requirements on regulated entities.

The activities of our broker-dealer subsidiaries in the United States, INTL Trading and FCC Investments, are primarily regulated by FINRA and the SEC.

The commodities industry in the United States is also subject to extensive regulation under federal law. The Company is required to comply with a wide range of requirements imposed by the Commodity Futures Trading Commission, the National Futures Association and the Chicago Mercantile Exchange, which is our designated self-regulatory organization. It is also a member of Chicago Mercantile Exchange/Chicago Board of Trade, New York Mercantile Exchange, ICE Futures US, Minneapolis Grain Exchange and the Kansas City Board of Trade. These regulatory bodies are charged with protecting customers by imposing requirements relating to capital adequacy, licensing of personnel, conduct of business, protection of customer assets, record-keeping, trade-reporting and other matters.

The USA PATRIOT Act contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to broker-dealers and other financial services companies. The USA PATRIOT Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the United States contain similar provisions. We believe that we have implemented, and that we maintain, appropriate internal practices, procedures and controls to enable us to comply with the provisions of the USA PATRIOT Act and other anti-money laundering laws.

The United States maintains various economic sanctions programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions take many forms, but generally prohibit or restrict trade and investment in and with sanctions targets; some programs also require blocking of the sanctions target’s assets. Violations of any of the OFAC-administered sanctions are punishable by civil fines, as well as criminal fines and imprisonment. We have established policies and procedures designed to assist our and our personnel’s compliance with applicable OFAC sanctions. Although we believe that our policies and procedures are effective, there can be no assurance that our policies and procedures will effectively prevent us from violating the OFAC-administered sanctions in every transaction in which we may engage.

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

As of September 30, 2009, INTL Trading’s net capital and excess net capital were $1.5 million and $0.5 million, respectively. See Note 17 to the consolidated financial statements.

FCStone, LLC is subject to minimum capital requirements in the United States, pursuant to Section 4(f)(b) of the Commodity Exchange Act. The Commodity Exchange Act prescribes rules and regulations under Part 1.17 of the rules and regulations of the Commodity Futures Trading Commission. These rules specify the minimum amount of capital that must be available to support our clients’ open trading positions, including the amount of assets that FCStone, LLC must maintain in relatively liquid form, and are designed to measure general financial integrity and liquidity. Net capital and the related net capital requirement may fluctuate on a daily basis. Compliance with minimum capital requirements may limit our operations if we cannot maintain the required levels of capital. Moreover, any change in these rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital we are required to maintain could restrict our ability to operate our business and adversely affect our operations. FCStone, LLC currently maintains regulatory capital in excess of all applicable requirements. See Note 17 to the Consolidated Financial Statements.

Foreign Operations

The Company operates in a number of foreign jurisdictions, including Canada, Ireland, the United Kingdom, Argentina, Brazil, Uruguay, Mexico, Nigeria, Dubai, China, Australia and Singapore. INTL has established wholly-owned subsidiaries in Mexico and Nigeria but does not have offices or employees in those countries.

FCStone Commodity Services (Europe) Ltd. is domiciled in Ireland and subject to regulation by The Financial Regulator.

INTL Trading and INTL Commodities each have branch offices in the United Kingdom. As a result, their activities are also subject to regulation by the United Kingdom Financial Services Authority.

In Argentina, the activities of INTL Gainvest and Compania Inversora Bursatil S.A. Sociedad de Bolsa (“CIBSA”) are subject to regulation by the Comision de Valores and Merval.

In Brazil, the activities of FCStone do Brasil are subject to regulation by BM&FBovespa.

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

Employees

As of September 30, 2009, we employed 625 people globally: 468 in the US, 2 in Canada, 50 in Argentina, 28 in Brazil, 8 in Uruguay, 26 in the United Kingdom, 1 in Ireland, 14 in Dubai, 19 in Singapore, 2 in China and 7 in Australia. None of our employees operate under a collective bargaining agreement, and we have not suffered any work stoppages or labor disputes. Many of our employees are subject to employment agreements, certain of which contain non-competition provisions.

Item 1A.	Risk Factors

The Company faces a variety of risks that could adversely impact its financial condition and results of operations.

The risks faced by the Company include the following:

We do not have a consistent history of profitability and our ability to achieve consistent profitability in the future is subject to uncertainty. During the fiscal year ended September 30, 2009 we recorded a net income of $27.6 million, which includes an $18.5 million extraordinary gain related to the FCStone transaction, compared with net income of $27.8 million in 2008 and a net loss of $4.5 million in 2007.

Our ability to achieve consistent profitability is subject to uncertainty due to the nature of our businesses and the markets in which we operate. In particular, our revenues and operating results may fluctuate significantly in the future because of the following factors:

•	Market conditions, such as price levels and volatility in the securities, commodities and foreign exchange markets in which we operate

•	Changes in the volume of our market making and trading activities

•	Changes in the value of our financial instruments, currency and commodities positions and our ability to manage related risks

•	The level and volatility of interest rates

•	The availability and cost of funding and capital

•	Our ability to manage personnel, overhead and other expenses

•	Changes in execution and clearing fees

•	The addition or loss of sales or trading professionals

•	Changes in legal requirements

•	General economic and political conditions

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

Our substantial indebtedness could adversely affect our financial conditions. As of September 30, 2009, our total consolidated indebtedness to lenders and noteholders was approximately $181.9 million, and we expect to increase our indebtedness in the future as we continue to expand our business. Our indebtedness could have important consequences, including:

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

Committed credit facilities currently available to the Company might not be renewed. As of September 30, 2009, the Company had seven credit facilities under which it may borrow up to $287 million. Of these, five are committed facilities:

•	one for $62 million available to the Company’s wholly-owned subsidiary, INTL Commodities, for its commodities trading activities, is committed until June 29, 2010

•	one for $35 million available to the Company for general purposes is committed until December 31, 2009

•	one for $25 million available to the Company’s wholly-owned subsidiary, INTL Global Currencies, for its foreign exchange trading activities, is committed until December 31, 2009

•	one for $55 million available to the Company’s wholly-owned subsidiary, FCStone, LLC, for meeting its regulatory capital requirements, is committed until July 22, 2010

•	one for $75 million available to the Company’s wholly-owned subsidiary, FCStone, LLC, for short-term funding of margin to exchanges, is committed until June 23, 2010

The Company is in the process of renewing the two facilities which are committed until December 31, 2009. It is possible that these facilities might not be renewed at the end of their commitment periods and that the Company will be unable to replace them with other facilities. If our credit facilities are unavailable or insufficient to support future levels of business activities, we may need to raise additional funds externally, either in the form of debt or equity. If we cannot raise additional funds on acceptable terms, we may not be able to develop or enhance our business, take advantage of future opportunities or respond to competitive pressure or unanticipated requirements, leading to reduced profitability.

The failure of the Company to successfully integrate the operations of FCStone could have a material adverse effect on the Company’s business, financial condition and operating results. We will need to meet significant challenges to realize the expected benefits and synergies of the acquisition of FCStone. These challenges include:

•	integrating the management teams, strategies, cultures, technologies and operations of the two companies;

•	retaining and assimilating the key personnel of each company;

•	retaining existing clients of FCStone;

•	creating uniform standards, controls, procedures, policies and information systems; and

•

achieving revenue growth because of risks involving (1) the ability to retain clients in FCStone’s commodities business, (2) the ability to sell the services and products of FCStone to the existing clients of the Company’s other business segments, and (3) the ability to sell the services and products of the Company’s other business segments to the existing clients of FCStone.

The accomplishment of these objectives will involve considerable risk, including:

•	the potential disruption of each company’s ongoing business and distraction of their respective management teams;

•	unanticipated expenses related to technology integration; and

•	potential unknown liabilities associated with the acquisition.

It is possible that the integration process could result in the loss of the technical skills and management expertise of key employees, the disruption of the ongoing businesses or inconsistencies in standards, controls, procedures and policies due to possible cultural conflicts or differences of opinions on technical decisions and product road maps that adversely affect the Company’s ability to maintain relationships with clients, software developers, customers and employees or to achieve the anticipated benefits of the acquisition.

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

We operate as a principal in the OTC derivatives markets which involves the risks associated with commodity derivative instruments. We offer OTC derivatives to our customers in which we act as a principal counterparty. We endeavor to simultaneously offset the commodity price risk of the instruments by establishing corresponding offsetting positions with commodity counterparties. We also hold limited, short-term proprietary OTC positions that result when we accept customer transactions and offset those transactions with similar but not identical positions on an exchange. To the extent that we are unable to simultaneously offset an open position or the offsetting transaction is not fully effective to eliminate the commodity derivative risk, we have market risk exposure on these unmatched transactions. Our exposure varies based on the size of the overall positions, the terms and liquidity of the instruments brokered, and the amount of time the positions remain open.

To the extent an unhedged position is not disposed of intra-day, adverse movements in the commodities underlying these positions or a downturn or disruption in the markets for these positions could result in a substantial loss. In addition, any principal gains and losses resulting from these positions could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Transactions involving OTC derivative contracts may be adversely affected by fluctuations in the level, volatility, correlation or relationship between market prices, rates, indices and/or other factors. These types of instruments may also suffer from illiquidity in the market or in a related market.

OTC derivative transactions are subject to unique risks. OTC derivative transactions are subject to the risk that, as a result of mismatches or delays in the timing of cash flows due from or to counterparties in OTC derivative transactions or related hedging, trading, collateral or other transactions, we or our counterparty may not have adequate cash available to fund its current obligations.

We could incur material losses pursuant to OTC derivative transactions because of inadequacies in or failures of our internal systems and controls for monitoring and quantifying the risk and contractual obligations associated with OTC derivative transactions and related transactions or for detecting human error, systems failure or management failure.

OTC derivative transactions may be modified or terminated only by mutual consent of the original parties and subject to agreement on individually negotiated terms. Accordingly it may not be possible to modify, terminate or offset obligations or exposure to the risk associated with a transaction prior to its scheduled termination date.

The current global financial crisis has heightened many of the risks to which the Company is exposed. The current financial crisis has increased many of the risks that accompany the Company’s business, including the risk of counterparty failure, the inability to obtain necessary financing and the absence of liquid markets. The continuation of the crisis may affect other aspects of the Company’s businesses for a variety of reasons. A general decrease in worldwide economic activity could reduce demand for Company’s equity market making and foreign exchange business, as well as volumes in FCStone’s commodity & risk management services and clearing and execution services segments. The substantial decline in commodities prices may affect the levels of business in the commodities trading segment. The ultimate effect of the crisis on the Company’s liquidity, financial condition and capital resources is unpredictable.

We may have difficulty managing our growth. Since October 1, 2005, we have experienced significant growth in our business. Our operating revenues grew from $35.1 million in the 2006 fiscal year to $91.3 million in 2009. The acquisition of FCStone is expected to significantly increase operating revenues in 2010.

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

We are exposed to the credit risk of our customers and counterparties and their failure to meet their financial obligations could adversely affect our business. We have substantial credit risk in both our securities and commodities businesses. As a market-maker of OTC and listed securities, the majority of our securities transactions are conducted as principal with broker-dealer counterparties located in the United States. We clear our securities transactions through an unaffiliated clearing broker. Substantially all of our equity and debt securities are held by this clearing broker. Our clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations.

As a clearing broker in futures and option transactions, we act on behalf of our customers for all trades consummated on exchanges. We must pay initial and variation margin to the exchanges before we receive the required payments from our customers. Accordingly, we are responsible for our customers’ obligations with respect to these transactions, including margin payments, which exposes us to significant credit risk. Customer positions which represent a significant percentage of open positions in a given market or concentrations in illiquid markets may expose us to the risk that we are not able to liquidate a customer’s position in a manner which does not result in a deficit in that customers account. A substantial part of our working capital is at risk if customers default on their obligations to us and their account balances and security deposits are insufficient to meet all of their obligations.

With over-the-counter derivative transactions we act as a principal, which exposes us to both the credit risk of our customers and the counterparties with which we offset the customer’s position. As with exchange traded transactions, our over-the-counter transactions require that we meet initial and variation margin payments on behalf of our customers before we receive the required payment from our customers. In addition, with over-the-counter transactions, we are at the risk that a counterparty will fail to meet its obligations when due. We would then be exposed to the risk that a settlement of a transaction which is due a customer will not be collected from the respective counterparty with which the transaction was offset. Customers and counterparties that owe us money, securities or other assets may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons.

In this regard, during its fiscal year ended August 31, 2009, FCStone Group, Inc. recognized approximately $119.8 million in bad debt expense as a result of defaults by customer counterparties. Although the Company has adopted additional procedures that are designed to reduce the likelihood and magnitude of such credit losses, they are an inherent component of the business conducted by the Company, and the Company will continue to be subject to the risk of such losses.

We are responsible for self-clearing our foreign exchange and precious and base metals commodities trading activities and, in addition, take principal risk to counterparties and customers in these activities. Any metals or other physical commodities positions are held by third party custodians.

Although we have procedures for reviewing credit exposures to specific customers and counterparties to address present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee including rapid changes in securities, commodity and foreign exchange price levels. Some of our risk management methods depend upon the evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. We may be materially and adversely affected in the event of a significant default by our customers and counterparties.

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

Our revenues may decrease due to changes in market volume, prices or liquidity. Our revenues may decrease due to changes in market volume, prices, or liquidity. Declines in the volume of securities, commodities and foreign exchange transactions and in market liquidity generally may result in lower revenues from market-making and trading activities. Changes in price levels of securities and commodities and foreign exchange rates also may result in reduced trading activity and reduce our revenues from market-making transactions. Changed price levels also can result in losses from changes in the market value of securities and commodities held in inventory. Sudden sharp changes in market values of securities and commodities can result in:

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

Our revenues may decrease due to changes in customer trading volumes which are dependent in large part on commodity prices and commodity price volatility. Customer trading volume is driven largely by the degree of volatility—the magnitude and frequency of fluctuations—in prices of commodities. Higher volatility increases the need to hedge contractual price risk and creates opportunities for arbitrage trading. Energy and agricultural commodities markets have periodically experienced significant price volatility. In addition to price volatility, increases in commodity prices lead to increased trading volume. As prices of commodities have risen, especially energy prices, new participants have entered the markets to address their growing risk-management needs or to take advantage of greater trading opportunities. Sustained periods of stability in the prices of commodities or generally lower prices could result in lower trading volumes and, potentially, lower revenues. Lower volatility and lower volumes could lead to lower customer balances held on deposit, which in turn may reduce the amount of interest revenue based on these deposits.

Factors that are particularly likely to affect price volatility and price levels of commodities include:

•	supply and demand of commodities,

•	weather conditions affecting certain commodities,

•	national and international economic and political conditions,

•	perceived stability of commodities and financial markets,

•	the level and volatility of interest rates and inflation, and

•	financial strength of market participants.

Any one or more of these factors may reduce price volatility or price levels in the markets for commodities trading, which in turn could reduce trading activity in those markets. Moreover, any reduction in trading activity could reduce liquidity which in turn could further discourage existing and potential market participants and thus accelerate any decline in the level of trading activity in these markets.

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

Multiple segments of our business depend significantly on a limited group of customers. Based on management’s assessment of our business, we believe that a small number of our customers account for a significant portion of our revenues in multiple segments of our businesses. These segments include our international equities market-making, commodities trading and foreign exchange trading segments. We are unable to measure the level of this concentration because our dealing activities do not permit us to quantify revenues generated by each customer. We expect a significant portion of the future demand for each of our market-making and trading services to remain concentrated within a limited number of customers. None of these customers is obligated contractually to use our market-making or trading services. Accordingly, these customers may direct their trading activities to other market-makers or traders at any time. The loss of or a significant reduction in demand for our services from any of these customers could have a material adverse effect on our business, financial condition and operating results.

We are dependent on our management team. Our future success depends, in large part, upon our management team who possess extensive knowledge and management skills with respect to securities, commodities and foreign exchange businesses operated by the Company. The unexpected loss of services of any of our executive officers could adversely affect our ability to manage our business effectively or execute our business strategy. Although these officers have employment contracts with us, they are generally not required to remain with us for a specified period of time. In addition, we maintain key-man life insurance policies on only two of our executive officers.

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

Computer systems failures, capacity constraints and breaches of security could increase our operating costs and cause us to lose clients. We are heavily dependent on the capacity and reliability of the computer and communications systems supporting our operations, whether owned and operated internally or by third parties. We receive and process a large portion of our trade orders through electronic means, such as through public and private communications networks. These computer and communications systems and networks are subject to performance degradation or failure from any number of reasons, including loss of power, acts of war or terrorism, human error, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism, customer error or misuse, lack of proper maintenance or monitoring and similar events. Our systems, or those of our third party providers, may fail or operate slowly, causing one or more of the following:

•	unanticipated disruptions in service to our clients,

•	slower response times,

•	delays in our clients’ trade execution,

•	failed settlement of trades,

•	decreased client satisfaction with our services,

•	incomplete, untimely or inaccurate accounting, recording, reporting or processing of trades,

•	financial losses,

•	litigation or other client claims, and

•	regulatory sanctions.

The occurrence of degradation or failure of the communications and computer systems on which we rely may lead to financial losses, litigation or arbitration claims filed by or on behalf of our customers and regulatory investigations and sanctions, including by the CFTC, which require that our trade execution and communications systems be able to handle anticipated present and future peak trading volumes. Any such degradation or failure could also have a negative effect on our reputation, which in turn could cause us to lose existing customers to our competitors or make it more difficult for us to attract new customers in the future. Further, any financial loss that we suffer as a result of such degradations or failures could be magnified by price movements of contracts involved in transactions impacted by the degradation or failure, and we may be unable to take corrective action to mitigate any losses we suffer.

We are subject to extensive government regulation. The securities and commodities futures industries are subject to extensive regulation under federal, state and foreign laws. In addition, the Securities and Exchange Commission, the Commodities Futures Trading Commission, FINRA, the NFA the CME and other self-regulatory organizations, commonly referred to as SROs, state securities commissions, and foreign securities regulators require strict compliance with their respective rules and regulations. These regulatory bodies are responsible for safeguarding the integrity of the financial markets and protecting the interests of participants in those markets.

As participants in various financial markets, we may be subject to regulation concerning certain aspects of our business, including:

•	trade practices

•	the way we deal with and solicit clients

•	financial and reporting practices

•	client identification and anti-money laundering requirements

•	capital structure

•	record retention

•	the conduct of our directors, officers and employees

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

The regulatory environment in which we operate is subject to change. New or revised legislation or regulations imposed by the SEC, the CFTC, other United States or foreign governmental regulatory authorities, SROs or FINRA could have a material adverse effect on our business, financial condition and operating results. Changes in the interpretation or enforcement of existing laws and rules by these governmental authorities, SROs and FINRA could also have a material adverse effect on our business, financial condition and operating results.

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

We are subject to net capital requirements. The SEC, FINRA and various other regulatory agencies require our broker-dealer subsidiaries, INTL Trading and FCC Investments, Inc,, to maintain specific levels of net capital. Failure to maintain the required net capital may subject these subsidiaries to suspension or revocation of registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies. INTL Capital in Dubai is also subject to minimum net capital requirements.

The CFTC and various other self-regulatory organizations require our futures commission merchant subsidiary, FCStone, LLC, to maintain specific levels of net capital. Failure to maintain the required net capital may subject this subsidiary to limitations on its activities, including suspension or revocation of its registration by the CFTC and suspension or expulsion by the NFA and various exchanges of which it is a member.

Ultimately, any failure to meet capital requirements by our securities broker-dealer subsidiaries or our FCM subsidiary could result in liquidation of the subsidiary. Failure to comply with the net capital rules could have material and adverse consequences such as limiting their operations, or restricting the Company from withdrawing capital from these subsidiaries.

In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against net capital could limit our operations that require the intensive use of capital. They could also restrict our ability to withdraw capital from these subsidiaries. Any limitation on our ability to withdraw capital could limit our ability to pay cash dividends, repay debt and repurchase shares of our outstanding stock. A significant operating loss or any unusually large charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and operating results.

We are subject to margin funding requirements on short notice. Our business involves establishment and carrying of substantial open positions for customers on futures exchanges and in the OTC derivatives markets. We are required to post and maintain margin or credit support for these positions. Although we collect margin or other deposits from our customers for these positions, significant adverse price movements can occur which will require us to post margin or other deposits on short notice, whether or not we are able to collect additional margin or credit support from our customers. We maintain borrowing facilities for the purpose of funding margin and credit support and have systems to endeavor to collect margin and other deposits from customers on a same-day basis, there can be no assurance that these facilities and systems will be adequate to eliminate the risk of margin calls in the event of severe adverse price movements affecting open positions of our customers. Generally, if a customer is unable to meet its margin call, we promptly liquidate the customer’s account. However, there can be no assurance that in each case the liquidation of the account will not result in a loss to us or that a liquidation will be feasible, given market conditions, size of the account and tenor of the positions.

Low short-term interest rates negatively impact our profitability. The level of prevailing short-term interest rates affects our profitability because a portion of our revenue is derived from interest earned from the investment of funds deposited with us by our customers. At September 30, 2009, we had $0.8 billion in customer segregated assets, which are generally invested in short-term treasury securities and money market funds. Our financial performance generally benefits from rising interest rates. Higher interest rates increase the amount of interest income earned from these customer deposits. If short-term interest rates remain low or continue to fall, our revenues derived from interest will decline which would negatively impact our profitability.

Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. In particular, decreases in the federal funds rate by the Board of Governors of the Federal Reserve System usually lead to decreasing interest rates in the U.S., which generally lead to a decrease in short-term interest rates.

We may issue additional equity securities. The issuance of additional common stock or securities convertible into our common stock could result in dilution of the ownership interest in us held by existing stockholders. We are authorized to issue, without stockholder approval, a significant number of additional shares of our common stock and securities convertible into either common stock or preferred stock.

We are subject to risks relating to litigation and potential securities laws liability. We face significant legal risks in our businesses, including risks related to currently pending litigation involving both the Company and FCStone. Many aspects of our business involve substantial risks of liability, including liability under federal and state securities and commodities laws, other federal, state and foreign laws and court decisions, as well as rules and regulations promulgated by the SEC, the CFTC, FINRA and other regulatory bodies. Substantial legal liability or significant regulatory action against us and our subsidiaries could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. In addition, we face increased litigation risk as a result of the FCStone acquisition. Any such litigation could lead to more volatility of our stock price.

For a further discussion of litigation risks, see Item 3-Legal Proceedings below and “Note 16 – Commitments and Contingencies” in the Consolidated Financial Statements.

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

We are subject to intense competition. We derive a significant portion of our revenues from market-making and trading activities involving securities and commodities. The market for these services, particularly market-making services through electronic communications gateways, is rapidly evolving and intensely competitive. We expect competition to continue and intensify in the future. We compete primarily with wholesale, national, and regional broker-dealers and FCM’s, as well as electronic communications networks. We compete primarily on the basis of our expertise and quality of service.

We also derive a significant portion of our revenues from commodities risk management services. The commodity risk management industry is very competitive and we expect competition to continue to intensify in the future. Our primary competitors in this industry include both large, diversified financial institutions and commodity-oriented businesses, smaller firms that focus on specific products or regional markets and independent FCMs.

A number of our competitors have significantly greater financial, technical, marketing and other resources than we have. Some of them may:

•	offer alternative forms of financial intermediation as a result of superior technology and greater availability of information

•	offer a wider range of services and products than we offer

•	be larger and better capitalized

•	have greater name recognition

•	have more extensive customer bases

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

Our business could be adversely affected if we are unable to retain our existing customers or attract new customers. The success of our business depends, in part, on our ability to maintain and increase our customer base. Customers in our market are sensitive to, among other things, the costs of using our services, the quality of the services we offer, the speed and reliability of order execution and the breadth of our service offerings and the products and markets to which we offer access. We may not be able to continue to offer the pricing, service, speed and reliability of order execution or the service, product and market breadth that customers desire. In addition, once our risk management consulting customers have become better educated with regard to sources of risk and the tools available to facilitate the management of this risk and we have provided them with recommended hedging strategies, they may no longer continue paying monthly fees for these services. Furthermore, our existing customers, including IRMP customers, are not generally obligated to use our services and can switch providers of clearing and execution services or decrease their trading activity conducted through us at any time. As a result, we may fail to retain existing customers or be unable to attract new customers. Our failure to maintain or attract customers could have a material adverse effect on our business, financial condition and operating results.

We rely on relationships with introducing brokers for obtaining some of our customers. The failure to maintain these relationships could adversely affect our business. We have relationships with introducing brokers who assist us in establishing new customer relationships and provide marketing and customer service functions for some of our customers. These introducing brokers receive compensation for introducing customers to us. Many of our relationships with introducing brokers are non-exclusive or may be cancelled on relatively short notice. In addition, our introducing brokers have no obligation to provide new customer relationships or minimum levels of transaction volume. Our failure to maintain these relationships with these introducing brokers or the failure of these introducing brokers to establish and maintain customer relationships would result in a loss of revenues, which could adversely affect our business.

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

Our international operations involve special challenges that we may not be able to meet, which could adversely affect our financial results. We engage in a significant amount of business with customers in the international markets. Certain additional risks are inherent in doing business in international markets, particularly in a regulated industry. These risks include:

•	the inability to manage and coordinate the various regulatory requirements of multiple jurisdictions that are constantly evolving and subject to unexpected change,

•	tariffs and other trade barriers,

•	difficulties in recruiting and retaining personnel, and managing international operations,

•	difficulties of debt collection in foreign jurisdictions,

•	potentially adverse tax consequences, and

•	reduced protection for intellectual property rights.

Our operations are also subject to the political, legal and economic risks associated with politically unstable and less developed regions of the world, including the risk of war and other international conflicts and actions by governmental authorities, insurgent groups, terrorists and others. Specifically, we conduct business in countries whose currencies may be unstable. Future instability in such currencies or the imposition of governmental or regulatory restrictions on such currencies could impede our foreign exchange business and our ability to collect on collateral held in such currencies.

In addition, we are required to comply with the laws and regulations of foreign governmental and regulatory authorities of each country in which we conduct business. These may include laws, rules and regulations, including registration requirements. Our compliance with these laws and regulations may be difficult and time consuming and may require significant expenditures and personnel requirements, and our failure to be in compliance would subject us to legal and regulatory liabilities. We have customers in numerous countries around the world in which we are not registered. As a result, we may become subject to the regulatory requirements of those countries. We may also experience difficulty in managing our international operations because of, among other things, competitive conditions overseas, established domestic markets, language and cultural differences and economic or political instability. Any of these factors could have a material adverse effect on the success of our international operations or limit our ability to grow our international operations and, consequently, on our business, financial condition and operating results.

If we are unable to manage any of these risks effectively, our business could be adversely affected.

Item 1B.	Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2009 that remain unresolved.

Item 2.	Properties

The Company maintains offices in New York, New York; Altamonte Springs, Florida; West Des Moines, Iowa; Chicago, Illinois; Kansas City, Missouri; St. Louis, Missouri; Omaha, Nebraska; Minneapolis, Minnesota; Bloomington, Illinois; Buford, Georgia; Miami, Florida; New Smyrna Beach, Florida; Indianapolis, Indiana; Spirit Lake, Iowa; Bowling Green, Ohio; Nashville, Tennessee; Westcliffe, Colorado; Summit, New Jersey; Winnipeg, Canada; Buenos Aires, Argentina; Campinas, Brazil; Montevideo, Uruguay; London, United Kingdom; Dublin, Ireland; Dubai, United Arab Emirates; Singapore, Singapore; Beijing, China; and Sydney, Australia.

All of our offices and other principal business properties are leased, except for the space in Buenos Aires, which we own. We believe that our leased facilities are adequate to meet anticipated requirements for our current lines of business for the foreseeable future.

Item 3.	Legal Proceedings

Securities Litigation

FCStone and certain officers of FCStone were named as defendants in an action filed in the United States District Court for the Western District of Missouri on July 15, 2008. A consolidated amended complaint was subsequently filed on September 25, 2009. The action, which purports to be brought as a class action on behalf of purchasers of FCStone common stock between November 15, 2007 and February 24, 2009, seeks to hold defendants liable under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 for allegedly false statements and failure to disclose adverse facts relating to an interest rate hedge, the bad debt reserve of FCStone and losses sustained by FCStone in connection with a customer’s energy trades. FCStone filed a motion to dismiss this amended complaint, along with supporting documents, on November 24, 2009.

A purported shareholder derivative action was filed against FCStone (solely as a nominal defendant) and certain officers and directors of FCStone on August 5, 2008 in the Circuit Court of Platte County, Missouri, alleging breaches of fiduciary duties, waste of corporate assets and unjust enrichment. An amended complaint was subsequently filed on May 6, 2009 to add claims based upon the losses sustained by FCStone arising out of a customer’s energy trading. On July 2, 2009 FCStone filed a motion to dismiss and supporting documents. On July 7, 2009, the same plaintiff filed a motion for leave to amend the existing case to add a purported class action claim on behalf of the holders of FCStone common stock. If amended, the complaint would allege that the defendants breached their fiduciary duties by engaging in an unfair process in connection with the contemplated acquisition of FCStone by the Company. FCStone, to the extent it is named as a direct defendant, and the individual defendants intend to defend against the complaint vigorously.

On July 8, 2009, a purported class action complaint was filed against FCStone and its directors, as well as International Assets Holding Corporation and International Assets Acquisition Corp. in the Circuit Court of Clay County, Missouri by two individuals who purported to be stockholders of FCStone. The plaintiffs purported to bring this action on behalf of all stockholders of FCStone. The complaint alleged that FCStone and its directors breached their fiduciary duties by failing to maximize stockholder value in connection with the contemplated acquisition of FCStone by International Assets Holding Corporation. The complaint also alleged that FCStone, International Assets Holding Corporation and International Assets Acquisition Corp. aided and abetted the directors’ alleged breach of fiduciary duties. The plaintiffs sought to permanently enjoin the transaction between FCStone and International Assets Holding Corporation, monetary damages in an unspecified amount attributable to the alleged breach of duties, and legal fees and expenses. The plaintiffs did not succeed in enjoining the transaction. This complaint has subsequently been consolidated with the complaint filed in the Circuit Court of Platte County, Missouri, and will fall under the jurisdiction of that court. A combined, amended complaint is expected to be served on the defendants towards the end of calendar 2009. All of the defendants intend to defend against the complaint vigorously.

Sentinel Litigation

On August 29, 2008, the bankruptcy trustee of Sentinel filed adversary proceedings against one of the Company’s subsidiaries, FCStone, LLC, and 10 other futures commission merchants in the Bankruptcy Court for the Northern District of Illinois seeking avoidance of alleged transfers or withdrawals of funds received by the futures commission merchants within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions and disallowance of the proof of claim filed by FCStone, LLC. The trustee seeks recovery of pre- and post-petition transfers totaling approximately $15.5 million. On April 8, 2009, the bankruptcy trustee filed an amended complaint adding a claim for unjust enrichment. FCStone, LLC has answered the complaints and all parties have entered into the discovery phase of the litigation. The Sentinel cases have recently been reassigned within the United States District Court for the Northern District of Illinois, and a trial in this matter is expected to be set for mid to late 2010. However, FCStone, LLC intends to defend the matter vigorously, and to coordinate its defense with the other futures commission merchants.

Convertible Noteholder Litigation

On November 16, 2009, an investor in a principal amount of $3.7 million of the Company’s senior subordinated convertible notes due 2011(“the Notes”), Portside Growth and Opportunity Fund (“Portside”), managed by Ramius LLC, served a notice of motion for summary judgment on the Company, claiming that the FCStone transaction resulted in a change of control as defined in the Notes; and that, as a result, the Company should have afforded Portside the opportunity to have the Notes redeemed at a 15% premium. Portside is also claiming default interest at the rate of 15% per annum established in the Notes. The Company is of the view that the FCStone transaction did not result in a change of control as defined in the Notes and intends to defend the matter vigorously. In the event that the Company does not prevail in this litigation, then the Company would be obligated to pay to Portside the principal amount of the Notes, the premium of 15%, accrued interest and attorneys fees. It is also possible that the other holders of the notes would seek to redeem their Notes. These other Notes have a principal balance of approximately $13.0 million.

We are currently unable to predict the outcome of these claims and believe their current status does not warrant accrual under the guidance of the Contingencies Topic of the Accounting Standards Codification, since the amount of any liability is neither probable nor reasonably estimable. As such, no amounts have been accrued in the financial statements. We intend to vigorously defend the claims against us and will continue to monitor the litigation and assess the need for future accruals. In light of the nature of the Company’s activities, it is possible that the Company may be involved in litigation in the future, which could have a material adverse impact on the Company and its financial condition and results of operations.

From time to time and in the ordinary course of our business, we are a plaintiff or are a defendant in other legal proceedings related to various issues, including worker’s compensation claims, tort claims, contractual disputes and collections. We carry insurance that provides protection against certain types of claims, up to the policy limits of our insurance. It is the opinion of management that none of the other known legal actions will have a material adverse impact on the our financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

On September 25, 2009, the Company held a special meeting of shareholders to consider and vote upon the following matters:

•	issuance of shares of the Company’s common stock in the acquisition of FCStone;

•	an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock to from 17,000,000 shares to 30,000,000 shares;

•

an amendment to the Company’s certificate of incorporation to establish a classified board of directors initially consisting of thirteen members to be divided into three classes, the reduction in the size of the board to eleven members in 2012 and to nine members in 2013, and the elimination of the classified board in 2013; and

•

an amendment to the Company’s certificate of incorporation to eliminate a provision that required the affirmative vote of the holders of 75% of the outstanding shares of common stock to remove or change the chairman of the board.

All of these items were approved at the special meeting. The number of shares voted with respect to each matter considered at the special meeting of shareholders were as follows:

Approval of the issuance of International Assets Holding Corporation common stock in the merger	Votes For	Votes Against	Abstentions
	7,524,813	6,735	4,649

Approval to increase the number of authorized shares from 17,000,000 to 30,000,000	Votes For	Votes Against	Abstentions
	7,499,943	28,832	7,422

Approval of the establishment of a classified board of directors	Votes For	Votes Against	Abstentions
	7,138,490	387,096	10,611

Approval of the elimination of a provision requiring a supermajority to remove or change the chairman of the board	Votes For	Votes Against	Abstentions
	7,234,139	296,122	5,936

There were no broker non-votes.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on The NASDAQ Stock Market LLC (“NASDAQ”), under the symbol ‘IAAC’. The Company’s stock trades on the NASDAQ Global Market. As of September 30, 2009, there were 284 registered holders of record of the Company’s common stock. The high and low sales prices per share of the Company’s common stock for each full quarterly period during fiscal 2009 and 2008 were as follows:

	Price Range
	High	Low
2009:
Fourth Quarter	$18.90	$12.50
Third Quarter	$16.95	$9.35
Second Quarter	$11.82	$6.25
First Quarter	$27.75	$5.29
2008:
Fourth Quarter	$37.74	$18.11
Third Quarter	$32.68	$21.78
Second Quarter	$28.77	$21.48
First Quarter	$31.11	$24.46

The Company has never declared any cash dividends on its common stock, and does not currently have plans to pay any dividends on its common stock. The payment of cash dividends in the future is subject to the discretion of the Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements, contractual restrictions and other relevant factors.

On November 20, 2008, the Company’s Board of Directors renewed the Company’s share repurchase authorization for $5 million in shares of the Company’s common stock. There were no repurchases during the fourth quarter ended September 30, 2009.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of our Annual Report on Form 10-K.

Item 6.	Selected Financial Data

The following selected financial and operating data are derived from our consolidated financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 and our consolidated financial statements included in Item 8. This information does not include pro forma financial information reflecting the FCStone transaction. See Note 18 to the Consolidated Financial Statements for pro forma financial information presented on the FCStone transaction. Amounts below of total stockholders’ equity, total assets, extraordinary gain and net income at September 30, 2009 reflect the FCStone transaction, which occurred on that date.

Selected Summary Financial Information (GAAP)

(In millions, except share and per share numbers)	2009	2008	2007	2006	2005
Operating revenues	$91.3	$117.0	$47.3	$35.1	$26.1
Interest expense	8.0	11.2	9.3	2.1	1.3
Non-interest expenses:
- Compensation	40.8	36.5	29.2	16.4	11.0
- Clearing	17.5	14.7	11.2	7.6	6.5
- Other	12.1	11.7	7.2	4.0	3.2

Income before taxes	12.9	42.9	(9.6)	5.0	4.1
Taxes	2.6	16.2	(3.4)	1.6	1.5
Minority interest	0.5	(1.0)	(0.6)	—	—

Income from continuing operations	9.8	27.7	(5.6)	3.4	2.6
Discontinued operations	0.7	(0.1)	(1.1)	(0.1)	—

Income before extraordinary gain	9.1	27.8	(4.5)	3.5	2.6
Extraordinary gain	18.5	—	—	—	—

Net income	$27.6	$27.8	$(4.5)	$3.5	$2.6

Earnings per share:
- Basic	$3.11	$3.30	$(0.56)	$0.45	$0.36
- Diluted	$2.80	$2.95	$(0.56)	$0.41	$0.33

Number of shares:
- Basic	8,895,697	8,434,976	8,086,837	7,636,808	7,303,065
- Diluted	10,182,586	9,901,706	8,086,837	8,387,761	8,023,891

Selected Balance Sheet Information:
Total assets	$1,555.7	$438.0	$361.2	$199.9	$147.0
Convertible notes	$16.7	$16.8	$24.9	$26.9	$—
Stockholders’ equity	$238.8	$74.8	$35.6	$33.9	$28.1

Pro Forma Adjusted Financial Information (non-GAAP) (UNAUDITED)

(In millions, except employee count and ratios)	2009	2008	2007	2006	2005
As reported on a GAAP basis:
Operating revenues	$91.3	$117.0	$47.3	$35.1	$26.1
Income from continuing operations	$9.8	$27.7	$(5.6)	$3.4	$2.6
Net income (a)	$27.6	$27.8	$(4.5)	$3.5	$2.6
Stockholders’ equity (a)	$238.8	$74.8	$35.6	$33.9	$28.1

Marked-to-market basis (unaudited, pro forma, non-GAAP):
Adjusted operating revenues	$98.2	$90.1	$70.7	$42.7	$26.1
Adjusted, pro forma income from continuing operations	$14.2	$10.9	$9.0	$8.1	$2.6
Adjusted, pro forma net income (a)	$32.0	$11.0	$10.1	$8.2	$2.6
Adjusted EBITDA	$26.8	$25.0	$22.8	$14.9	$5.1
Adjusted stockholders’ equity (a)	$245.7	$77.3	$54.9	$38.6	$28.1
Adjusted return on average equity (b)	16.0%	16.6%	21.6%	24.6%	9.9%

The following marked-to-market adjustments were made to the GAAP basis numbers shown above (unaudited, pro forma, non-GAAP management data):
Gross marked-to-market adjustment	6.9	(26.9)	23.4	7.6
Pro forma tax effect at 37.5%	(2.5)	10.1	(8.8)	(2.9)

After tax marked-to-market adjustment	$4.4	$(16.8)	$14.6	$4.7

Cumulative after tax adjustment	$6.9	$2.5	$19.3	$4.7

Reconciliation of income from continuing operations to adjusted EBITDA from continuing operations (non-GAAP)
Income from continuing operations	$9.8	$27.7	$(5.6)	$3.4	$2.6
Minority interests	0.5	(1.0)	(0.6)	0.1	—
Income tax	2.6	16.2	(3.4)	1.7	1.5
Depreciation and amortization	0.9	0.9	0.6	0.4	0.3
Interest expense	8.0	11.2	9.3	2.1	1.3
Interest income	(1.9)	(3.1)	(0.9)	(0.4)	(0.6)
Gross marked-to-market adjustment	6.9	(26.9)	23.4	7.6	—

Adjusted EBITDA from continuing operations (non-GAAP)	$26.8	$25.0	$22.8	$14.9	$5.1

Other Data:
Employees (c)	625	195	170	89	67
Compensation and benefits / adjusted operating revenues	41.5%	40.5%	41.3%	38.4%	42.1%
Leverage ratio: Total assets : Equity	6.5	5.9	10.1	5.9	5.2

(a)	GAAP net income, GAAP stockholders’ equity, adjusted pro forma net income and adjusted stockholders’ equity include a $18.5 million extraordinary gain related to the FCStone transaction.
(b)	Adjusted return on average equity excludes the effect of the $18.5 million extraordinary gain related to the FCStone transaction.
(c)	The number of employees listed above includes the number of employees of FCStone as of September 30, 2009.

As discussed in previous filings and elsewhere in this Form 10-K, U.S. generally accepted accounting principles (“GAAP”) requires the Company to carry derivatives at fair market value but physical commodities inventory at the lower of cost or market value may have a significant temporary impact on our reported earnings. Under GAAP, gains and losses on commodities inventory and derivatives which the Company intends to be offsetting are often recognized in different periods. Additionally, GAAP does not require us to reflect changes in estimated values of forward commitments to purchase and sell commodities.

For these reasons, management assesses the Company’s operating results on a marked-to-market basis. Management relies on these adjusted operating results to evaluate the performance of the Company’s commodities business segment and its personnel.

Under “Marked-to-market basis” in the table above are the Company’s adjusted operating revenues, pro forma income from continuing operations, pro forma net income, adjusted EBITDA and adjusted stockholders’ equity, which have been adjusted to reflect the marked-to-market differences in the Company’s commodities business during each period (in the case of operating revenues and net income) and the cumulative differences (in the case of stockholders’ equity). The Company has also included the estimated tax liability which would have been incurred as a result of these adjustments, utilizing a blended tax rate of 37.5%.

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

FCStone Transaction

On September 30, 2009, the Company acquired FCStone Group, Inc. through its merger with a subsidiary of the Company in exchange for 8,239,319 shares of the Company’s common stock.

FCStone is an integrated risk management company that provides risk management consulting and transaction execution services to commercial commodity intermediaries, end-users and producers. The Company believes that the transaction will create a leading global provider of consulting and trade execution services.

Under the terms of the merger agreement, the shareholders of FCStone received 0.2950 of a share of the Company’s common stock in exchange for each share of FCStone’s common stock. Additionally, as a result of the merger, each outstanding FCStone stock option was converted into an option to purchase shares of the Company’s common stock, with adjustments to the number of shares and the exercise price to reflect the exchange ratio. The shares of the Company’s common stock issued to FCStone stockholders in connection with the transaction represented approximately 47.5% of the outstanding shares of the Company’s common stock.

The purchase price for the transaction was approximately $137.6 million, consisting of the fair value of common stock issued in the merger of $135.5 million and estimated acquisition costs of $2.1 million.

At September 30, 2009, the acquisition of FCStone increased the Company’s total assets by $1,173.7 million, total liabilities by $1,016.0 million, minority interest by $1.6 million and stockholders’ equity by $156.1 million.

The Company recognized $18.5 million of extraordinary income for the 2009 fiscal year related to the acquisition. The extraordinary income, also defined as negative goodwill, was the result of the sum of the fair values of the assets acquired less the liabilities assumed exceeding the acquisition cost. See Note 18 to the Consolidated Financial Statements for additional information on the acquisition.

Unaudited Pro Forma Information

The following unaudited pro forma information includes non-GAAP financial results and has been derived from the historical consolidated financial statements of the Company and FCStone. This information assumes the merger with FCStone occurred on October 1, 2004. These financial results do not take into account the impact of purchase price accounting adjustments, but include pro forma adjustments to exclude the effect of the bad debt provision for a energy trading customer and related professional fees, merger related professional fees, the impairment of intangible assets including goodwill and the impairment of equipment related to research and development activities that are included in the historical financial results of FCStone for the year ended August 31, 2009. We believe the exclusion of the impact of these items provides supplemental information regarding the historical operating performance of FCStone that is more meaningful to investors and that aligns with information used by management for internal management purposes.

In addition, this unaudited pro forma information includes pro-forma marked-to-market adjustments to the Company’s historical financial results. As discussed in previous filings and elsewhere in this Form 10-K, the requirements of accounting principles generally accepted in the U.S. (“GAAP”) to carry derivatives at fair market value but physical commodities inventory at the lower of cost or market value may have a significant temporary impact on our reported earnings. Under GAAP, gains and losses on commodities inventory and derivatives which the Company intends to be offsetting are often recognized in different periods. Additionally, GAAP does not require us to reflect changes in estimated values of forward commitments to purchase and sell commodities.

For these reasons, management assesses the operating results of the Company on a marked-to-market basis. Management relies on these adjusted operating results to evaluate the performance of the Company’s commodities business segment and its personnel. We believe that presentation of these adjusted operating results, combined with the adjusted FCStone operating results provides useful information for the purpose of evaluating period to period comparisons.

Because of different fiscal period ends, this unaudited pro forma information for each year presented combines the historical financial information of the Company for the Company’s fiscal years ending September 30 with the historical financial information of FCStone for its fiscal year ending August 31. Please refer to the footnotes following this unaudited pro forma information for further information related to the adjustments made to the historical financial information of the Company and FCStone as well as the historical financial statements for these periods.

This unaudited pro forma information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations or the consolidated financial position of the Company would have been had the merger occurred on the date assumed, nor is it necessarily indicative of future consolidated results of operations or financial position.

Unaudited Pro-Forma Financial Summary - International Assets and FCStone (non-GAAP)

	(In millions)
	2009	2008	2007	2006	2005
Income Statement
Operating revenues	$327.5	$426.5	$328.5	$224.5	$152.9
Interest expense	12.5	16.9	19.2	7.8	5.2
Non-interest expenses	280.9	315.5	241.3	179.6	133.6

Income before income tax and minority interest	34.1	94.1	68.0	37.1	14.1
Income tax expense	11.1	37.0	25.4	14.0	5.4

Income before minority interest	23.0	57.1	42.6	23.1	8.7
Minority interest	(0.4)	(1.2)	—	(0.2)	(0.5)

Income from continuing operations	$23.4	$58.3	$42.6	$23.3	$9.2

Balance Sheet
Total assets	$1,555.7	$2,859.5	$1,842.2	$1,257.1	$956.6

Total borrowings	$181.9	$231.8	$146.1	$88.6	$55.2

Total adjusted, pro forma stockholders’ equity	$245.7	$304.9	$228.6	$97.5	$73.3

Since this pro forma unaudited financial information is a non GAAP financial measure, our calculations may not be comparable to other similarly titled information of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

Notes to Unaudited Pro Forma Information

(1)	The following tables reconcile the non-GAAP unaudited pro forma information to the corresponding historical financial information of the Company and FCStone calculated and presented under GAAP.

	Unaudited Condensed Combined Income Statement
(In millions)	IAHC Historical Fiscal Year Ended September 30, 2009	FCStone Historical Fiscal Year Ended August 31, 2009	IAHC Marked- to-Market Adjustments (A)	FCStone Pro Forma Adjustments		Pro Forma Combined
Revenues:
Sales of physical commodities	$43,554.1	$19.8	$—	$—		$43,573.9
Net dealer inventory and investment gains	38.9	—	6.9	—		45.8
Commissions and clearing fees	—	139.8	—	—		139.8
Service, consulting, brokerage and asset management fees	2.3	54.4	—	—		56.7
Interest	—	24.3	—	—		24.3
Other	9.1	10.6	—	—		19.7

Total revenues	43,604.4	248.9	6.9	—		43,860.2
Cost of sales of physical commodities	43,513.1	19.6				43,532.7

Operating revenues	91.3	229.3	6.9	—		327.5
Interest expense	8.0	4.5	—	—		12.5

Net revenues	83.3	224.8	6.9	—		315.0

Non-interest expenses:
Compensation and benefits	40.8	61.1	—	—		101.9
Clearing and related expenses	17.5	80.5	—	—		98.0
Introducing broker commissions	—	21.8	—	—		21.8
Depreciation and amortization	0.9	10.2	—	(7.1	) B	4.0
Bad debts and impairments	3.0	121.8	—	(113.4	) C	11.4
Other	8.2	41.7	—	(6.1	) D	43.8

Total non-interest expenses	70.4	337.1	—	(126.6)		280.9

Income (loss) before income tax and minority interest	12.9	(112.3)	6.9	126.6		34.1
Income tax expense (benefit)	2.6	(45.7)	2.5	51.7	E	11.1

Income (loss) before minority interest	10.3	(66.6)	4.4	74.9		23.0
Minority interest in income (loss) of consolidated entities	0.5	(0.9)	—	—		(0.4)

Income (loss) from continuing operations	$9.8	$(65.7)	$4.4	$74.9		$23.4

	Unaudited Condensed Combined Balance Sheet Summary
(In millions)	IAHC Historical As of September 30, 2009	IAHC Marked- to-Market Adjustments (A)	Pro Forma Combined
Total assets	$1,555.7	$—	$1,555.7

Total borrowings	$181.9	$—	$181.9

Stockholder’s Equity	$238.8	$6.9	$245.7

Pro forma adjustments in the table above under “IAHC Marked-to-Market Adjustments” are reflected as follows:

A.	The Company’s pro forma operating revenues and pro forma income from continuing operations, have been adjusted to reflect the marked-to-market differences in the Company’s commodities business during the period (in the case of operating revenues and income from continuing operations) and the cumulative differences (in the case of stockholders’ equity). The Company has also included the estimated tax liability which would have been incurred as a result of these adjustments, utilizing a blended tax rate of 37.5%.

Pro forma adjustments in the table above under “FCStone Pro Forma Adjustments” are reflected as follows:

B.	The elimination of an impairment loss on identifiable intangible assets with finite lives of $7.1 million;

C.	The elimination of a bad debt provision for an energy trading customer deficit account of $111.5 million and an impairment loss on goodwill of $1.9 million;

D.	The elimination of professional fees incurred related to the energy trading customer of $2.5 million, professional fees incurred related to the merger of $2.7 million, and an impairment of equipment related to research and development activities of $0.9 million.

E.	The estimated tax liability which would have been incurred as a result of adjustments B, C, and D, utilizing FCStone’s blended tax rate of 40.8%.

	Unaudited Condensed Combined Income Statement
(In millions)	IAHC Historical Fiscal Year Ended September 30, 2008	FCStone Historical Fiscal Year Ended August 31, 2008	IAHC Marked- to-Market Adjustments (A)	Pro Forma Combined
Revenues:
Sales of physical commodities	$18,255.2	$2.0		$18,257.2
Net dealer inventory and investment gains	80.6	—	(26.9)	53.7
Commissions and clearing fees	—	179.2		179.2
Service, consulting, brokerage and asset management fees	3.0	97.7		100.7
Interest	—	48.3		48.3
Other	9.7	10.3		20.0

Total revenues	18,348.5	337.5	(26.9)	18,659.1
Cost of sales of physical commodities	18,231.5	1.1		18,232.6

Operating revenues	117.0	336.4	(26.9)	426.5
Interest expense	11.2	5.7		16.9

Net revenues	105.8	330.7	(26.9)	409.6

Non-interest expenses:
Compensation and benefits	36.5	79.7		116.2
Clearing and related expenses	14.7	104.0		118.7
Introducing broker commissions	—	33.3		33.3
Depreciation and amortization	0.9	2.0		2.9
Bad debts and impairments	2.4	2.0		4.4
Other	8.4	31.6		40.0

Total non-interest expenses	62.9	252.6	—	315.5

Income before income tax and minority interest	42.9	78.1	(26.9)	94.1
Income tax expense	16.2	30.9	(10.1)	37.0

Income before minority interest	26.7	47.2	(16.8)	57.1
Minority interest in income (loss) of consolidated entities	(1.0)	(0.2)		(1.2)

Income from continuing operations	$27.7	$47.4	$(16.8)	$58.3

	Unaudited Condensed Combined Balance Sheet Summary
(In millions)	IAHC Historical As of September 30, 2008	FCStone Historical As of August 31, 2008	IAHC Marked- to-Market Adjustments (A)	Pro Forma Combined
Total assets	$438.0	$2,421.5	$—	$2,859.5

Total borrowings	$136.6	$95.2	$—	$231.8

Stockholder’s Equity	$74.8	$227.6	$2.5	$304.9

Pro forma adjustments in the table above under “IAHC Marked-to-Market Adjustments” are reflected as follows:

A.	The Company’s pro forma operating revenues and pro forma income from continuing operations, have been adjusted to reflect the marked-to-market differences in the Company’s commodities business during the period (in the case of operating revenues and income from continuing operations) and the cumulative differences (in the case of stockholders’ equity). The Company has also included the estimated tax liability which would have been incurred as a result of these adjustments, utilizing a blended tax rate of 37.5%.

	Unaudited Condensed Combined Income Statement
(In millions)	IAHC Historical Fiscal Year Ended September 30, 2007	FCStone Historical Fiscal Year Ended August 31, 2007	IAHC Marked- to-Market Adjustments (A)	Pro Forma Combined
Revenues:
Sales of physical commodities	$4,429.3	$1,101.8		$5,531.1
Net dealer inventory and investment gains	18.0	—	23.4	41.4
Commissions and clearing fees	—	145.1		145.1
Service, consulting, brokerage and asset management fees	1.6	47.7		49.3
Interest	—	42.9		42.9
Other	5.1	4.5		9.6

Total revenues	4,454.0	1,342.0	23.4	5,819.4
Cost of sales of physical commodities	4,406.7	1,084.2		5,490.9

Operating revenues	47.3	257.8	23.4	328.5
Interest expense	9.3	9.9		19.2

Net revenues	38.0	247.9	23.4	309.3

Non-interest expenses:
Compensation and benefits	29.2	60.2		89.4
Clearing and related expenses	11.2	68.0		79.2
Introducing broker commissions	—	36.1		36.1
Depreciation and amortization	0.6	1.8		2.4
Bad debts and impairments	0.1	1.6		1.7
Other	6.5	26.0		32.5

Total non-interest expenses	47.6	193.7	—	241.3

Income before income tax and minority interest	(9.6)	54.2	23.4	68.0
Income tax expense	(3.4)	20.0	8.8	25.4

Income before minority interest	(6.2)	34.2	14.6	42.6
Minority interest in income (loss) of consolidated entities	(0.6)	0.6		—

Income from continuing operations	$(5.6)	$33.6	$14.6	$42.6

	Unaudited Condensed Combined Balance Sheet Summary
(In millions)	IAHC Historical As of September 30, 2007	FCStone Historical As of August 31, 2007	IAHC Marked- to-Market Adjustments (A)	Pro Forma Combined
Total assets	$422.0	$1,420.2	$—	$1,842.2

Total borrowings	$110.0	$36.1	$—	$146.1

Stockholder’s Equity	$35.6	$173.7	$19.3	$228.6

Pro forma adjustments in the table above under “IAHC Marked-to-Market Adjustments” are reflected as follows:

A.	The Company’s pro forma operating revenues and pro forma income from continuing operations, have been adjusted to reflect the marked-to-market differences in the Company’s commodities business during the period (in the case of operating revenues and income from continuing operations) and the cumulative differences (in the case of stockholders’ equity). The Company has also included the estimated tax liability which would have been incurred as a result of these adjustments, utilizing a blended tax rate of 37.5%.

	Unaudited Condensed Combined Income Statement
(In millions)	IAHC Historical Fiscal Year Ended September 30, 2006	FCStone Historical Fiscal Year Ended August 31, 2006	IAHC Marked- to-Market Adjustments (A)	Pro Forma Combined
Revenues:
Sales of physical commodities	$442.9	$1,130.0		$1,572.9
Net dealer inventory and investment gains	31.2	—	7.6	38.8
Commissions and clearing fees	—	105.6		105.6
Service, consulting, brokerage and asset management fees	—	33.4		33.4
Interest	—	23.2		23.2
Other	1.6	2.6		4.2

Total revenues	475.7	1,294.8	7.6	1,778.1
Cost of sales of physical commodities	440.6	1,113.0		1,553.6

Operating revenues	35.1	181.8	7.6	224.5
Interest expense	2.1	5.7		7.8

Net revenues	33.0	176.1	7.6	216.7

Non-interest expenses:
Compensation and benefits	16.4	54.0		70.4
Clearing and related expenses	7.6	47.6		55.2
Introducing broker commissions	—	22.8		22.8
Depreciation and amortization	0.4	1.7		2.1
Bad debts and impairments	—	1.9		1.9
Other	3.6	23.6		27.2

Total non-interest expenses	28.0	151.6	—	179.6

Income before income tax and minority interest	5.0	24.5	7.6	37.1
Income tax expense	1.6	9.5	2.9	14.0

Income before minority interest	3.4	15.0	4.7	23.1
Minority interest in income (loss) of consolidated entities	—	(0.2)		(0.2)

Income from continuing operations	$3.4	$15.2	$4.7	$23.3

	Unaudited Condensed Combined Balance Sheet Summary
(In millions)	IAHC Historical As of September 30, 2006	FCStone Historical As of August 31, 2006	IAHC Marked- to-Market Adjustments (A)	Pro Forma Combined
Total assets	$199.9	$1,057.2	$—	$1,257.1

Total borrowings	$33.4	$55.2	$—	$88.6

Stockholder’s Equity	$33.9	$58.9	$4.7	$97.5

Pro Forma adjustments in the table above under “IAHC Marked-to-Market Adjustments” are reflected as follows:

A.	The Company’s pro forma operating revenues and pro forma income from continuing operations, have been adjusted to reflect the marked-to-market differences in the Company’s commodities business during the period (in the case of operating revenues and income from continuing operations) and the cumulative differences (in the case of stockholders’ equity). The Company has also included the estimated tax liability which would have been incurred as a result of these adjustments, utilizing a blended tax rate of 37.5%.

	Unaudited Condensed Combined Income Statement
(In millions)	IAHC Historical Fiscal Year Ended September 30, 2005	FCStone Historical Fiscal Year Ended August 31, 2005	Pro Forma Combined (A)
Revenues:
Sales of physical commodities	$—	$1,290.6	$1,290.6
Net dealer inventory and investment gains	24.8	—	24.8
Commissions and clearing fees	—	76.7	76.7
Service, consulting, brokerage and asset management fees	—	18.9	18.9
Interest	—	8.2	8.2
Other	1.3	7.5	8.8

Total revenues	26.1	1,401.9	1,428.0
Cost of sales of physical commodities	—	1,275.1	1,275.1

Operating revenues	26.1	126.8	152.9
Interest expense	1.3	3.9	5.2

Net revenues	24.8	122.9	147.7

Non-interest expenses:
Compensation and benefits	11.0	40.6	51.6
Clearing and related expenses	6.5	33.1	39.6
Introducing broker commissions	—	14.5	14.5
Depreciation and amortization	0.3	1.6	1.9
Bad debts and impairments		4.1	4.1
Other	2.9	19.0	21.9

Total non-interest expenses	20.7	112.9	133.6

Income before income tax and minority interest	4.1	10.0	14.1
Income tax expense	1.5	3.9	5.4

Income before minority interest	2.6	6.1	8.7
Minority interest in income (loss) of consolidated entities	—	(0.5)	(0.5)

Income from continuing operations	$2.6	$6.6	$9.2

	Unaudited Condensed Combined Balance Sheet Summary
(In millions)	IAHC Historical As of September 30, 2005	FCStone Historical As of August 31, 2005	Pro Forma Combined (A)
Total assets	$147.0	$809.6	$956.6

Total borrowings	$12.8	$42.4	$55.2

Stockholder’s Equity	$28.1	$45.2	$73.3

Pro forma adjustments in the table above under “IAHC Marked-to-Market Adjustments” are reflected as follows:

A.	There were no marked-to-market or other adjustments required to be made to the operating revenues or net income of the Company for the year ended September 30, 2005, or to the stockholders’ equity at that date.

Results of Operations

Set forth below is the Company’s discussion of the results of its operations, as viewed by management, for the fiscal years 2009, 2008, and 2007, respectively. This discussion refers to both GAAP results and adjusted marked-to-market information, in accordance with the information presented in Item 6, ‘Selected Financial Data’. For the international equities, international debt capital markets, foreign exchange trading and asset management segments, there are no differences between the GAAP results and the adjusted marked-to-market results. Only the commodities trading segment has differences between the GAAP results and the adjusted marked-to-market results. However, this means that there are differences between the GAAP basis and marked-to-market basis total operating revenues, total contribution and net income. Please note that any term below that contains the word ‘adjusted’ refers to non-GAAP, marked-to-market information.

The discussion below relates only to continuing operations. All revenues and expenses relating to discontinued operations have been removed from disclosures of total revenues and expenses in all periods and are reflected in a net discontinued operations number.

Financial Overview

The following table shows an overview of our financial results.

(in millions)
Year Ended September 30,	2009	% Change	2008	% Change	2007
FINANCIAL OVERVIEW
Adjusted total operating revenues (non-GAAP)	$98.2	9%	$90.1	27%	$70.7
Interest expense	8.0	(29)%	11.2	20%	9.3

Net revenues (non-GAAP)	90.2	14%	78.9	29%	61.4

Non-interest expenses	70.4	12%	62.9	32%	47.6

Income before income tax and minority interest (non-GAAP)	19.8	24%	16.0	16%	13.8
Pro forma income tax expense (non-GAAP)	5.1	(16)%	6.1	13%	5.4
Minority interest in income of consolidated entities	0.5	n/m	(1.0)	67%	(0.6)

Income from continuing operations	14.2	30%	10.9	21%	9.0
Income (loss) from discontinued operations, net of taxes	0.7	n/m	(0.1)	(91)%	(1.1)

Income before extraordinary gain	13.5	23%	11.0	9%	10.1
Extraordinary gain	18.5	n/m	—	n/m	—

Pro forma net income (non-GAAP)	$32.0	191%	$11.0	9%	$10.1

Reconciliation of operating revenues from GAAP to adjusted, non-GAAP numbers:
Total operating revenues, (GAAP)	$91.3		$117.0		$47.3
Gross marked to market adjustment	6.9		(26.9)		23.4

Adjusted operating revenues (non-GAAP)	$98.2		$90.1		$70.7

Reconciliation of income tax expense from GAAP to pro forma, non-GAAP numbers:
Income tax expense (benefit) (GAAP)	$2.6		$16.2		$(3.4)
Pro forma taxes on gross marked to market adjustment at 37.5%	2.5		(10.1)		8.8

Pro forma income tax expense (non-GAAP)	$5.1		$6.1		$5.4

2009 Operating Revenues vs. 2008 Operating Revenues

The Company’s operating revenues under GAAP for 2009 and 2008 were $91.3 million and $117.0 million, respectively. The Company’s adjusted operating revenues were $98.2 million in 2009, 9% higher than the operating revenues of $90.1 in 2008. This was mainly attributable to adjusted operating revenue increases of 28% in foreign exchange trading and 14% in commodities trading. Wider spreads produced by the global financial crisis were part of the reason for the increased foreign exchange trading revenues. Declining base metal prices reduced base metals adjusted operating revenues, offset in precious metals by an increased customer base. There were also increases, off a lower base, in asset management revenues (78%) and international debt capital markets revenues (14%). Although our international equities market-making business enjoyed a record first half-year in 2009, partly because of near-panic conditions in the equities markets in the quarter ended December 31, 2008, there was a steep decline during the second half-year, caused by a lack of activity and volatility, with the result that operating revenues for the year were $33.8 million compared with $33.9 million in 2008. See the segmental analysis below for additional information on activity in each of the segments.

2008 Operating Revenues vs. 2007 Operating Revenues

The Company’s operating revenues under GAAP for 2008 and 2007 were $117.0 million and $47.3 million, respectively. The Company’s adjusted operating revenues were $90.1 million in 2008, 27% higher than the operating revenues of $70.7 million in 2007. This was attributable to adjusted operating revenue increases of 68% in foreign exchange trading, 61% in commodities trading and 23% in equities market-making, offset by decreases of 33% in debt capital markets and 77% in asset management. Our trading and market-making segments generally performed well throughout the year, with the equities and foreign exchange trading businesses both experiencing a strong fourth quarter and the commodities trading business performing very well in the first half of the year. However, total adjusted operating revenues during the second half of the year and particularly in the fourth quarter were adversely affected by losses in the asset management segment. These arose as a result of reduced investment advisory fees and marked-to-market losses on the Company’s seed capital investments, directly related to redemptions from funds under management and to declining values of assets as the global financial crisis gathered pace. The Company’s assets under management in the asset management segment increased from $1.3 billion at September 30, 2007 to $2.3 billion at June 30, 2008 but then declined to $1.2 billion by September 30, 2008. The debt arrangement and placement business, accounted for in our debt capital markets segment, was also adversely affected by a sharp reduction in investment appetite during the year. See the segmental analysis below for additional information on activity in each of the segments.

2009 Expenses vs. 2008 Expenses

Interest expense: Interest expense decreased by 29% from $11.2 million in 2008 to $8.0 million in 2009 as a result of decreased average borrowings during the year, at lower absolute interest rates. Effective Q4 2008, the Company entered into two three-year interest rate swaps for a total of $100 million. These were designated as cash flow hedges. See Note 8 to the consolidated financial statements for further information. The Company pays a fixed 3.66% (on average), and receives a variable rate equal to one-month LIBOR. One-month LIBOR was lower than the fixed rate of 3.66% paid by the Company during fiscal 2009, resulting in a net interest expense on the swaps. The effective portion of the interest expense on the swaps during fiscal 2009 had the effect of increasing the Company’s reported interest expense by $2.0 million.

Non-interest expenses: The following table sets forth information concerning non-interest expenses.

(in millions)
Year Ended September 30,	2009	% Change	2008	% Change	2007
NON-INTEREST EXPENSES
Compensation and benefits	$40.8	12%	$36.5	25%	$29.2
Clearing and related expenses	17.5	19%	14.7	31%	11.2
Other non-interest expenses
- Occupancy and equipment rental	1.3	0%	1.3	18%	1.1
- Professional fees	2.2	5%	2.1	17%	1.8
- Depreciation and amortization	0.9	0%	0.9	50%	0.6
- Business development	2.0	(17)%	2.4	50%	1.6
- Insurance	0.4	33%	0.3	0%	0.3
- Other	5.3	13%	4.7	161%	1.8

	12.1	3%	11.7	63%	7.2

Total non-interest expenses	$70.4	12%	$62.9	32%	$47.6

Non-interest expenses: Non-interest expenses increased by 12% from $62.9 million in 2008 to $70.4 million in 2009.

Compensation and Benefits: Compensation and benefits expense grew by 12% from $36.5 million to $40.8 million. These represented 58% of total non-interest expenses in both 2009 and 2008. Total variable compensation paid to traders decreased marginally from $16.5 million in 2008 to $16.4 million in 2009. Administrative and executive bonuses, including deferred compensation expenses (a proportion of current year bonuses allocated to restricted stock awards is deferred and expensed as vesting occurs), were $6.4 million, compared with $1.9 million in 2008. Stock option expense in 2009 was $1.0 million, compared with $0.8 million in 2008. Salaries and benefits increased marginally from $17.5 million in 2008 to $17.6 million. The number of employees in the Company grew 221% from 195 at the end of 2008 to 625 at the end of 2009, primarily as a result of the FCStone acquisition. Excluding the FCStone transaction, the number of employees in the Company declined to 193 from 195 at the end of 2008.

Clearing and Related Expenses: Clearing and related expenses increased by 19% from $14.7 million in 2008 to $17.5 million in 2009. The increase was mainly a result of increased equities volumes and commissions paid in the foreign exchange trading business. Clearing and related expenses include bank charges, which increased from $1.2 million in 2008 to $1.7 million in 2009. Bank charges include commitment and arrangement fees paid to banks.

Other Non-Interest Expenses: Other non-interest expenses increased by 3% from $11.7 million in 2008 to $12.1 million in 2009. Business development costs decreased 17% from $2.4 million in 2008 to $2.0 million in 2009. $2.4 million of the other non-interest expenses in 2008 relates to the write-off of a receivable from one of the Company’s customers, compared with $1.8 million in 2009. Also included in other non-interest expenses for 2009 was an impairment charge of $1.1 million relating to the Company’s INTL Sieramet, LLC partnership.

Provision for Taxes: The effective income tax rate on a GAAP basis was 20% in 2009, compared with 38% in 2008. This change was primarily due to changes in the geographic mix of profits or losses. Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, the level of our pre-tax earnings and the level of our tax credits.

Minority Interest: The minority interest in income of consolidated entities changed from a loss of $1.0 million in 2008 to income of $0.5 million in 2009. This represents the minority interest in the commodities joint venture, INTL Commodities DMCC, acquired by the Company in February 2009, the minority interest in INTL Sieramet, LLC, and the minority interest in INTL Gainvest Capital Uruguay S.A.

Loss or Gain from Discontinued Operations: Discontinued operations produced a gain, net of taxes, of $0.1 million in 2008, and a loss, net of taxes, of $0.7 million in 2009. Discontinued operations relate to the discontinuation of the Company’s margin foreign exchange trading operations in Hong Kong in August 2008 and the disposal of its interest in the asset management joint venture, INTL Consilium, LLC in April 2009.

2008 Expenses vs. 2007 Expenses

Interest expense: Interest expense increased by 20% from $9.3 million in 2007 to $11.2 million in 2008 as a result of increased average borrowings during the year, though at lower absolute interest rates. As discussed above, the Company entered into two three-year interest rate swaps for a total of $100 million that are designated as cash flow hedges. The Company pays a fixed 3.66% (on average), and receives a variable rate equal to one-month LIBOR. One-month LIBOR was lower than the fixed rate of 3.66% paid by the Company for most of Q4 2008, resulting in a net interest expense on the swaps. The effective portion of the interest expense on the swaps during fiscal 2008 had the effect of increasing the Company’s reported interest expense by $0.1 million.

Non-interest expenses: Non-interest expenses increased by 32% from $47.6 million in 2007 to $62.9 million in 2008.

Compensation and Benefits: Compensation and benefits expense grew by 25% from $29.2 million to $36.5 million. These represented 58% of total non-interest expenses in 2008, compared with 61% in 2007. Total variable compensation paid to traders increased 24% from $13.3 million in 2007 to $16.5 million in 2008, as a result of increased revenues. Administrative and executive bonuses, including deferred compensation expenses (a proportion of current year bonuses allocated to restricted stock awards is deferred and expensed as vesting occurs), were $1.9 million, compared with $2.8 million in 2007. Stock option expense in 2008 was $0.8 million, compared with $0.7 million in 2007. Salaries and benefits increased 36% from $12.9 million in 2007 to $17.5 million. The number of employees in the Company grew 15% from 170 at the end of 2007 to 195 at the end of 2008.

Clearing and Related Expenses: Clearing and related expenses increased by 31% from $11.2 million in 2007 to $14.7 million in 2008. The increase was mainly a result of increased equities volumes and commissions paid in the foreign exchange trading business. Clearing and related expenses include bank charges, which increased from $0.8 million in 2007 to $1.3 million in 2008. Bank charges include commitment and arrangement fees paid to banks.

Other Non-Interest Expenses: Other non-interest expenses increased by 63% from $7.2 million in 2007 to $11.7 million in 2008. $2.4 million of the amount in 2008 relates to the write-off of a receivable from one of the Company’s customers. The Company provided for $1.2 million of this amount during the second fiscal quarter of 2008. Following deterioration of the value of the customer’s assets from which payment might have been expected, the Company decided to write off the balance of the amount owing. There was a 17% increase in professional fees, which included fees for legal action taken against the defaulting customer referred to above, additional fees for tax advice and increased audit fees. Business development costs increased by 65%, from $1.6 million to $2.4 million, largely as a result of establishing and building new customer bases from offices that were set up during 2007, and additional management travel. Other increases related to the general expansion of the Company’s business.

Provision for Taxes: The effective income tax rate on a GAAP basis was 38% in 2008, compared with 35% in 2007. This change was primarily due to changes in the geographic mix of profits or losses.

Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, the level of our pre-tax earnings and the level of our tax credits.

Minority Interest: The minority interest in losses of consolidated entities increased from $0.6 million in 2007 to $1.0 million in 2008. This represents the minority interests in a joint venture, INTL Commodities DMCC, which the Company purchased in February 2009, and in INTL Gainvest Capital Uruguay S.A.

Loss from Discontinued Operations: The loss from discontinued operations, net of taxes, was $1.1 million in 2007 and $0.1 million in 2008. Discontinued operations relate to the discontinuation of the Company’s margin foreign exchange trading operations in Hong Kong in August 2008 and the disposal of its interest in the asset management joint venture, INTL Consilium, LLC in April 2009.

Segment Information: The following table sets forth information concerning the Company’s principal business segments.

(in millions)
Year Ended September 30,	2009	% Change	2008	% Change	2007
SEGMENTAL RESULTS
International equities market-making
- operating revenues	$33.8	(0)%	$33.9	23%	$27.5
- variable expenses	15.5	(5)%	16.3	19%	13.7

- contribution	18.3	4%	17.6	28%	13.8

Foreign exchange trading
- operating revenues	30.4	28%	23.8	68%	14.2
- variable expenses	8.6	41%	6.1	97%	3.1

- contribution	21.8	23%	17.7	59%	11.1

Commodities trading
- adjusted operating revenues (non-GAAP)	26.1	14%	22.8	61%	14.2
- variable expenses	6.9	53%	4.5	61%	2.8

- contribution (non-GAAP)	19.2	5%	18.3	61%	11.4

International debt capital markets
- operating revenues	4.9	14%	4.3	(33)%	6.4
- variable expenses	0.7	40%	0.5	(72)%	1.8

- contribution	4.2	11%	3.8	(17)%	4.6

Asset management
- operating revenues	3.2	78%	1.8	(77)%	7.7
- variable expenses	0.9	(55)%	2.0	0%	2.0

- contribution	2.3	n/m	(0.2)	n/m	5.7

Other
- operating revenues	(0.2)	n/m	3.5	400%	0.7
- variable expenses	0.1	(50)%	0.2	100%	0.1

- contribution	(0.3)	n/m	3.3	450%	0.6

Total Segmental Results
- operating revenues (non-GAAP)	98.2	9%	90.1	27%	70.7
- variable expenses	32.7	10%	29.6	26%	23.5

- contribution (non-GAAP)	$65.5	8%	$60.5	28%	$47.2

Reconciliation of commodities trading operating revenues from GAAP to adjusted, non-GAAP numbers:
Total operating revenues, (GAAP)	$19.2		$49.7		$(9.2)
Gross marked to market adjustment	6.9		(26.9)		23.4

Operating revenues (non-GAAP)	$26.1		$22.8		$14.2

Reconciliation of commodities trading contribution from GAAP to adjusted, non-GAAP numbers:
Total commodities trading contribution, (GAAP)	$12.3		$45.2		$(12.0)
Gross marked to market adjustment	6.9		(26.9)		23.4

Commodities trading contribution (non-GAAP)	$19.2		$18.3		$11.4

Reconciliation of total operating revenues from GAAP to adjusted, non-GAAP numbers:
Total operating revenues, (GAAP)	$91.3		$117.0		$47.3
Gross marked to market adjustment	6.9		(26.9)		23.4

Operating revenues (non-GAAP)	$98.2		$90.1		$70.7

Reconciliation of contribution from GAAP to adjusted, non-GAAP numbers:
Total contribution, (GAAP)	$58.6		$87.4		$23.8
Gross marked to market adjustment	6.9		(26.9)		23.4

Contribution (non-GAAP)	$65.5		$60.5		$47.2

2009 vs. 2008 Segmental Analysis

The adjusted net contribution of all the Company’s business segments increased 8% from $60.5 million in 2008 to $65.5 million in 2009. Net contribution consists of operating revenues less direct clearing and clearing related charges and variable compensation paid to traders. Variable compensation is paid to traders on the basis of a fixed percentage of the aggregate of revenues less clearing and related charges, base salaries and a fixed overhead allocation. Net contribution is one of the key measures used by management to assess the performance of each segment.

International equities market-making – Operating revenues decreased marginally from $33.9 million in 2008 to $33.8 million in 2009. Operating revenues in this segment are largely dependent on overall volume and volatility. More than half of the revenues, $18.5 million, were produced during the first fiscal quarter ended December 31, 2008, demonstrating the extreme volatility in the equity markets during fiscal 2009. The volume of trades was 4% higher in 2009 than in 2008. Equity market-making operating revenues include the trading profits earned by the Company before the related expense deduction for ADR conversion fees. These ADR fees are included in the consolidated income statements as clearing and related expenses.

The contribution attributable to this segment increased 4% from $17.6 million to $18.3 million. Variable expenses expressed as a percentage of operating revenues decreased from 48% to 46%.

Foreign exchange trading – Operating revenues increased by 28% from $23.8 million in 2008 to $30.4 million in 2009 due to a larger customer base and wider spreads in developing market currency exchange rates.

The contribution attributable to this segment increased 23% from $17.7 million to $21.8 million. Variable expenses expressed as a percentage of operating revenues increased from 26% to 28%, mainly as a result of commissions paid to third-party introducers.

Commodities trading – Operating revenues under GAAP decreased from $49.7 million in 2008 to $19.2 million in 2009. Adjusted operating revenues increased by 14% from $22.8 million in 2008 to $26.1 million in 2009.

Precious metals adjusted operating revenues increased 70% from $10.6 million in 2008 to $18.0 million in 2009. Base metals adjusted operating revenues decreased 34% from $12.2 million in 2008 to $8.1 million in 2009. Precious metals operating revenues have increased as a result of increased customer business in our Dubai and Singapore subsidiaries. Base metals operating revenues benefited during the first half of 2008 from a disparity between the price of auto batteries, which the Company recycles for their lead content, and the price at which it was able to sell lead to customers. With the rapid decline in lead prices during calendar 2008 and persistently low prices during much of 2009, this disparity also declined to the extent that recycling became less attractive in the second half of fiscal 2008 and most of fiscal 2009. Increased copper revenues to some extent compensated for the decline in lead revenues.

The adjusted contribution attributable to this segment increased 5% from $18.3 million to $19.2 million. Variable expenses expressed as a percentage of operating revenues increased from 20% to 26%.

International debt capital markets – Operating revenues increased by 14% from $4.3 million in 2008 to $4.9 million in 2009. The business activities in this segment include the arranging and placing of debt issues, asset backed securitization and debt trading, which grew off an insignificant base with effect from the third fiscal quarter of 2009, with the acquisition of CIBSA in April 2009 and the hiring of a debt trading team in Singapore. Fee revenues have been adversely affected by the lack of market demand and intolerance for risk caused by the global financial crisis but segmental revenues have been augmented by the new trading activities. Fee revenues were $2.2 million and trading revenues $2.7 million in 2009, compared with $3.9 million and $0.3 million, respectively, in 2008.

The contribution attributable to this segment increased 11% from $3.8 million to $4.2 million. Variable expenses expressed as a percentage of operating revenues increased marginally from 12% to 14%.

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

Operating revenues increased by 78% from $1.8 million in 2008 (made up of fee income of $4.3 million and proprietary losses of $2.5 million) to $3.2 million in 2009 (made up of fee income of $3.8 million and proprietary losses of $0.6 million). The fair value of the Company’s proprietary investments was $5.8 million at September 30, 2009 and $37.9 million at September 30, 2008.

The contribution attributable to this segment increased from a net loss of $0.2 million to net contribution of $2.3 million.

2008 vs. 2007 Segmental Analysis

The adjusted net contribution of all the Company’s business segments increased 28% from $47.2 million in 2007 to $60.5 million in 2008. Net contribution consists of operating revenues less direct clearing and clearing related charges and variable compensation paid to traders. Variable compensation is paid to traders on the basis of a fixed percentage of the aggregate of revenues less clearing and related charges, base salaries and a fixed overhead allocation. Net contribution is one of the key measures used by management to assess the performance of each segment.

International equities market-making – Operating revenues increased 23% from $27.5 million in 2007 to $33.9 million in 2008. 2008 produced monthly revenues ranging from $1.7 million to $4.6 million, and an average of $2.8 million. The volume of trades was higher in 2008 than in 2007 by approximately 60%, due to increased customer activity. Both volumes and market volatility are the drivers of this business. Equity market-making operating revenues include the trading profits earned by the Company before the related expense deduction for ADR conversion fees. These ADR fees are included in the consolidated income statements as clearing and related expenses.

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

Precious metals adjusted operating revenues increased 51% from $7.0 million in 2007 to $10.6 million in 2008. Base metals adjusted operating revenues increased 69% from $7.2 million in 2007 to $12.2 million in 2008. Precious metals operating revenues have increased as a result of increased customer business and additional business done by our Dubai joint venture and from our Singapore office. Base metals operating revenues benefited during the first half of 2008 from a disparity between the price of automobile batteries, which the Company recycles for their lead content, and the price at which it was able to sell lead to customers. With the rapid decline in lead prices during calendar 2008, this disparity also declined to the extent that recycling became less attractive in the second half of fiscal 2008.

The adjusted contribution attributable to this segment increased 61% from $11.4 million to $18.3 million. Variable expenses expressed as a percentage of operating revenues decreased marginally from 20% to 19%.

International debt capital markets – Operating revenues decreased by 33% from $6.4 million in 2007 to $4.3 million in 2008. The composition of the operating revenues in this segment changed between 2007 and 2008, shifting from trading revenues to fee revenues as the Company changed its focus to the arranging and placing of debt issues and asset backed securitization. Trading revenues were $2.4 million in 2007 but negligible in 2008 at $0.3 million. However, a sharp decline in the market’s appetite for risk during 2008 resulted in an overall decrease in operating revenue.

The contribution attributable to this segment decreased 17% from $4.6 million to $3.8 million. Variable expenses expressed as a percentage of operating revenues decreased from 28% to 12%, as a result of a decrease in variable compensation.

Asset management – Operating revenues decreased by 77% from $7.7 million in 2007 (made up of fee income of $1.6 million and proprietary gains of $6.1 million) to $1.8 million in 2008 (made up of fee income of $4.3 million and proprietary losses of $2.5 million). The fair value of the Company’s proprietary investments was $37.9 million at September 30, 2008 and $33.4 million at September 30, 2007.

The contribution attributable to this segment decreased from $5.7 million to a net loss of $0.2 million.

Variable vs. Fixed Expenses

(In millions)	2009	% of Total	2008	% of Total	2007	% of Total
VARIABLE vs. FIXED EXPENSES
Variable clearing and related expenses	$16.1	23%	$13.1	21%	$10.1	21%
Variable compensation	23.2	33%	19.0	30%	16.3	34%
Bad debts and impairment	3.0	4%	2.4	4%	0.1	0%

Total variable expenses	42.3	60%	34.5	55%	26.5	56%
Fixed expenses	28.1	40%	28.4	45%	21.1	44%

Total non-interest expenses	$70.4	100%	$62.9	100%	$47.6	100%

The Company aims to make its non-interest expenses variable to the greatest extent possible, and to keep its fixed costs as low as possible. The table above shows an analysis of the Company’s total non-interest expenses for 2009, 2008, and 2007. Variable expenses consist of clearing and clearing related expenses, variable compensation paid to traders, bonuses paid to operational, administrative and managerial employees and bad debt and impairment expenses. As a percentage of total non-interest expenses, variable expenses have gone from 56% in 2007, to 55% in 2008, and 60% in 2009. Monthly fixed costs have remained stable from February 2008 until the end of the 2009 fiscal year.

Liquidity, Financial Condition and Capital Resources

Overview

Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis. In FCStone, LLC, the Company’s FCM subsidiary, we have responsibilities to meet margin calls at all exchanges on a daily basis and intra-day basis, if necessary. Our customers are required to make any required margin deposits the next business day, and we require our largest customers to make intra-day margin payments during periods of significant price movement. Margin required to be posted to the exchanges is a function of the net open positions of our customers and the required margin per contract.

In addition, in our commodities trading, C&RM over-the-counter, securities and foreign exchange trading activities, we may be called upon to meet margin calls with our various trading counterparties based upon the underlying open transactions we have in place with those counterparties.

The Company continuously reviews its overall credit and capital needs to ensure that its capital base, both stockholders’ equity and debt, as well as available credit facilities can appropriately support the anticipated financing needs of its operating subsidiaries.

At September 30, 2009, the Company had total equity capital of $238.8 million, bank loans of $108.7 million, subordinated debt of $56.5 million and convertible subordinated notes of $16.7 million.

A substantial portion of the Company’s assets are liquid. At September 30, 2009, approximately 93% of the Company’s assets consisted of cash; deposits and receivables from exchange-clearing organizations, broker-dealers, clearing organizations, FCM’s, and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory, at cost. All assets are that are not customer and counterparty deposits, are financed by the Company’s equity capital, convertible subordinated notes, subordinated debt, bank loans, short-term borrowings from financial instruments sold, not yet purchased, and other payables.

Customer and Counterparty Credit and Liquidity Risk

Our operations expose us to credit risk of default of our customers and counterparties. The risk includes liquidity risk to the extent our customers or counterparties are unable to make timely payment of margin or other credit support. These risks expose us indirectly to the financing and liquidity risks of our customers and counterparties, including the risks that our customers and counterparties may not be able to finance their operations. Throughout the commodities and securities industries, continued volatility in commodity prices has required increased lines of credit, and placed a strain on working capital debt facilities. In many cases, our customers have been forced to increase leverage to unprecedented levels in order for them to continue to carry inventory and properly execute hedging strategies. Continuing volatility in the financial markets has tightened credit further.

As a clearing broker, we act on behalf of our customers for all trades consummated on exchanges. We must pay initial and variation margin to the exchanges before we receive the required payments from our customers. Accordingly, we are responsible for our customers’ obligations with respect to these transactions, which exposes us to significant credit risk. Our customers are required to make any required margin deposits the next business day, and we require our largest customers to make intra-day margin payments during periods of significant price movement. Our clients are required to maintain initial margin requirements at the level set by the respective exchanges, but we have the ability to increase the margin requirements for customers based on their open positions, trading activity, or market conditions.

With over-the-counter derivative transactions, we act as a principal, which exposes us to the credit risk of both our customers and the counterparties with which we offset our customer positions. As with exchange-traded transactions, our over-the-counter transactions require that we meet initial and variation margin payments on behalf of our customers before we receive the required payment from our customers. Over-the-counter customers are required to post sufficient collateral to meet margin requirements based on Value at Risk models as well as variation margin requirement based on the price movement of the commodity or security in which they transact. Our customers are required to make any required margin deposits the next business day, and we may require our largest clients to make intra-day margin payments during periods of significant price movement. We have the ability to increase the margin requirements for customers based on their open positions, trading activity, or market conditions.

In addition, with over-the-counter transactions, we are at the risk that a counterparty will fail to meet its obligations when due. We would then be exposed to the risk that the settlement of a transaction which is due a customer will not be collected from the respective counterparty with which the transaction was offset. We continuously monitor the credit quality of our respective counterparties and mark our positions held with each counterparties to market on a daily basis. FCStone has primarily carried trade credit insurance in amounts in excess of its exposure to each of its counterparties and will adjust levels of insurance or positions with a given counterparty based on the exposure to that counterparty.

Primary Sources and Uses of Cash

The Company’s assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and the growth of the Company. The Company’s total assets at September 30, 2009 and September 30, 2008, were $1,555.7 million and $438.0 million, respectively. The Company’s operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. FCStone, LLC, our FCM subsidiary, occasionally uses its margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from our customers. FCStone, LLC utilizes subordinated debt to increase its excess regulatory capital.

We have liquidity and funding policies and processes in place that are intended to maintain significant flexibility to address both company-specific and industry liquidity needs. The majority of our excess funds are held with high quality institutions, under highly-liquid reverse repurchase agreements, with a maturity of typically three days or less, U.S. Government Treasury and Agency securities and AA-rated money market investments.

Approximately $10.5 million of the Company’s financial instruments owned and sold, not yet purchased, are exchangeable foreign equities and American Depository Receipts.

As of September 30, 2009, the Company had bank facilities of $287.0 million, of which $163.7 million was outstanding. As of September 30, 2008 the Company had bank facilities of $200.0 million, of which $119.8 million was outstanding. During the 2009 fiscal year, the Company’s subsidiary, INTL Commodities, renewed its revolving syndicated loan facility for an amount of $62.0 million. This facility is committed until June 29, 2010. The Company’s subsidiary, INTL Global Currencies Limited, has a $25.0 million facility, committed until December 31, 2009. The Company’s subsidiary, FCStone, LLC has a $75.0 million syndicated margin line credit facility available for funding daily and intraday margin calls at exchanges, committed through June 23, 2010. The Company has its own $35.0 million facility, committed until December 31, 2009. The Company’s Dubai subsidiary, INTL Commodities DMCC, has a $15.0 million uncommitted facility. The Company is in the process of renewing its $35.0 million facility and the $25.0 million facility for INTL Global Currencies Limited.

FCStone has a $55 million subordinated debt facility with a syndicate of lenders. As of September 30, 2009, the entire $55.0 million has been drawn and is being utilized as capital for regulatory purposes. The ability of FCStone to draw on this subordinated debt facility expired on July 22, 2009. The advances under the facility mature on July 22, 2010. The Company is currently in discussions with our current and potential lenders to replace this facility and is pursuing alternative sources of financing. Given the current turmoil in the credit markets there is no guarantee that the Company will be able to replace this committed subordinated agreement. We expect to repay the subordinated debt in full prior to the maturity date through income from operations and available internal cash reserves.

The Company is in the process of renewing the two facilities which are committed until December 31, 2009.

The Company’s facility agreements contain covenants relating to financial measures such as minimum net worth, minimum working capital, minimum regulatory capital and minimum interest coverage ratios. Failure to comply with any such covenants, with the exception of the FCStone subordinated debt facility, could result in the debt becoming payable on demand. The failure to comply with the financial covenants of the FCStone subordinated debt facility could result in the lenders exercising their rights to accelerate the scheduled maturity dates to a date not earlier than six months after giving such notice. As of September 30, 2009 the Company and its subsidiaries are in compliance with all of its covenants under these facilities.

The Company has recorded a $40.2 million income tax receivable on its consolidated balance sheet as of September 30, 2009. This receivable was acquired by the Company as a part of the FCStone transaction. It relates to the net operating loss of FCStone Group, Inc. for its year ended August 31, 2009. The Company has elected to carryback the net operating loss to recapture taxes paid in the prior two fiscal years. The Company expects to receive this income tax refund by the end of its second fiscal quarter of 2010.

In September 2006, the Company completed a private placement of $27 million of 7.625% subordinated convertible notes (“the Notes”). The Notes mature in September 2011. They are convertible at any time at the option of the noteholder at a current conversion price of $21.79 per share. The Notes contain customary anti-dilutive provisions. During the 2006 fiscal year, $2 million in principal amount of the Notes, together with accrued interest, were converted into a total of 79,562 shares of common stock of the Company. During the 2008 fiscal year, approximately $8.2 million in principal amount of the Notes, together with accrued interest, were converted into a total of 325,755 shares of common stock of the Company. During the 2009 fiscal year, approximately $0.1 million in principal amount of the Notes, together with accrued interest, were converted into a total of 4,359 shares of common stock of the Company, leaving $16.7 million in principal amount of Notes outstanding. At the current conversion price, conversion would result in the issue of 767,886 new shares of common stock. The Company may require conversion at any time if the dollar volume-weighted average share price exceeds $38.25 for 20 out of any 30 consecutive trading days. Noteholders may redeem their Notes at par if the interest coverage ratio set forth in the Notes is less than 2.75 for the twelve-month period ending December 31, 2009. The Company may redeem the Notes at 110% of par on March 11, 2010. Refer to Item 3 - Legal Proceedings, on page 20, for information on litigation commenced in November 2009 against the Company by a noteholder.

Effective May 2007, the Company acquired a group of companies (together ‘INTL Gainvest’) that conduct a specialist local markets securitization and asset management business in South America. In addition to the initial purchase price, the Company agreed to make a further payment to the sellers of INTL Gainvest on June 1, 2008 equal to 25% of the aggregate revenues of INTL Gainvest earned in the year to April 30, 2008; and a further payment on June 1, 2009 equal to 25% of the aggregate revenues of INTL Gainvest earned in the year to April 30, 2009. Accordingly, the Company paid $1.4 million to the sellers of INTL Gainvest on June 1, 2008 and a further $1.4 million on June 1, 2009. No further payments are required to be made by the Company to the sellers of INTL Gainvest.

On April 7, 2009, the Company acquired CIBSA, a leading securities broker-dealer based in Argentina. The Company paid approximately $1.7 million on the date of purchase and is obligated to make additional payments over the next two years, depending on the level of revenues achieved. Under the purchase agreement, the Company is obligated to pay an amount equal to 25% of the net revenues in excess of $2.5 million up to $3 million, 35% of the net revenues in excess of $3 million up to $4 million, and 40% of the net revenues in excess of $4 million for each of the two twelve-month periods ending March 31, 2010 and 2011 to the sellers as additional consideration. Any amounts paid under this agreement will be recorded as goodwill.

Other Capital Considerations

INTL Trading, the Company’s broker-dealer subsidiary, is subject to the net capital requirements of the SEC relating to liquidity and net capital levels. At September 30, 2009, INTL Trading had regulatory net capital of $1.5 million, which was $0.5 million in excess of its minimum net capital requirement of $1.0 million. The Company’s ability to receive distributions from INTL Trading is restricted by regulations of the SEC. The Company’s right to receive distributions from its subsidiaries is also subject to the rights of the subsidiaries’ creditors, including customers of INTL Trading. During 2009 INTL Trading paid dividends of $9.6 million to the Company.

INTL Capital, the Company’s Dubai asset management subsidiary, is regulated by the Dubai Financial Services Authority and is subject to a minimum capital requirement which at September 30, 2009, was approximately $0.5 million.

FCStone Australia Pty Ltd is regulated by the Australian Securities and Investment Commission and is subject to a minimum capital requirement which at September 30, 2009 was $50,000.

Our FCM subsidiary, FCStone LLC is subject to various regulations and capital adequacy requirements. Pursuant to the rules, regulations, and requirements of the CFTC and other self-regulatory organizations, FCStone LLC is required to maintain certain minimum net capital as defined in such rules, regulations, and requirements. Net capital will fluctuate on a daily basis. FCStone LLC’s adjusted net capital and minimum net capital requirements at September 30, 2009 were $63.2 million and $34.8 million, respectively.

FCC Investments, Inc., a broker-dealer subsidiary of FCStone, is subject to the net capital requirements of the SEC relating to liquidity and net capital levels. At September 30, 2009, FCC Investments, Inc. had regulatory net capital of $0.4 million, and its minimum net capital requirement was $0.3 million.

The Company expects to contribute $4.0 million to its defined benefit pension plans during fiscal 2010, which represents the minimum funding requirement.

Cash Flows

The Company’s cash and cash equivalents decreased from approximately $62.8 million at September 30, 2008 to approximately $60.5 million at September 30, 2009, a net decrease of approximately $2.3 million. Net cash of $17.4 million was used in operating activities, $27.8 million was provided by investing activities and net cash of $13.2 million was used in financing activities, of which approximately $13.8 million was from a reduction in amounts payable to lenders under loans and overdrafts. Fluctuations in exchange rates had a positive effect of $0.5 million on the Company’s cash and cash equivalents.

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

The Company’s senior subordinated convertible notes, as described in note 2 of the Notes to the Consolidated Financial Statements, are due in September 2011 if they are not converted or redeemed prior to their due date. Refer to Item 3- Legal Proceedings, on page 20, for information on litigation commenced in November 2009 against the Company by a noteholder.

Off Balance Sheet Arrangements

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and futures commission merchant and from its market making and proprietary trading in the foreign exchange and commodities trading business. As part of these activities, the Company carries short positions. For example, it sells financial instruments that it does not own, borrows the financial instruments to make good delivery, and therefore is obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. The Company has recorded these obligations in the consolidated financial statements at September 30, 2009 at fair value of the related financial instruments, totaling $127.5 million. These positions are held to offset the risks related to financial assets owned and reported on the Company’s consolidated balance sheets under ‘Financial instruments owned, at fair value’, and ‘Physical commodities inventory, at cost’. The Company will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to September 30, 2009, which might be partially or wholly offset by gains in the value of assets held at September 30, 2009. The total of $127.5 million includes a liability of $30.8 million for derivatives, based on their market value as of September 30, 2009.

In the Company’s foreign exchange and commodities trading business segments, the Company will hold options and futures contracts resulting from market-making and proprietary trading activities in the Company’s foreign exchange/commodities trading business segment. The Company assists its customers in its commodities trading business to protect the value of their future production (precious or base metals) by selling them put options on an OTC basis. The Company also provides its commodities trading business customers with sophisticated option products, including combinations of buying and selling puts and calls. The Company mitigates its risk by effecting offsetting options with market counterparties or through the purchase or sale of exchange traded commodities futures. The risk mitigation of offsetting options is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the Accounting Standards Codification.

In the Company’s C&RM segment, the Company will generally offset the customers transaction simultaneously with one of our trading counterparties when transacting OTC and foreign exchange contracts with our customers. On a limited basis, our OTC and foreign exchange trade desks will accept a customer transaction and will offset that transaction with a similar but not identical position on the exchange. These unmatched transactions are intended to be short-term in nature and are conducted to facilitate the most effective transaction for our customer.

Derivative contracts are traded along with cash transactions because of the integrated nature of the markets for such products. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies.

The Company is a member of various commodity exchanges and clearing organizations. Under the standard membership agreement, all members are required to guarantee the performance of other members and, accordingly, in the event another member is unable to satisfy its obligations to the exchange, may be required to fund a portion of the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the consolidated balance sheets as of September 30, 2009.

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

Valuation of Financial Instruments and Foreign Currencies. Substantially all financial instruments are reflected in the consolidated financial statements at fair value or amounts that approximate fair value. These financial instruments include: cash, cash equivalents, and financial instruments purchased under agreements to resell; deposits with clearing organizations; financial instruments owned; and financial instruments sold but not yet purchased. Unrealized gains and losses related to these financial instruments, which are not customer owned positions, are reflected in net earnings. Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. In some cases, even though the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value. The value of foreign currencies, including foreign currencies sold, not yet purchased, are converted into its U.S. dollar equivalents at the foreign exchange rates in effect at the close of business at the end of the accounting period. For foreign currency transactions completed during each reporting period, the foreign exchange rate in effect at the time of the transaction is used.

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

Recently Issued Accounting Standards

The details for recently issued accounting standards can be found under Note 2 of the Consolidated Financial Statements.

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

Management believes that the volatility of revenues is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of daily revenue during fiscal year 2009.

In the Company’s securities market-making and trading activities, which does not include trading activities of FCStone, the Company maintains inventories of equity and debt securities. In the Company’s commodities trading activities, the Company’s positions include physical inventories, forwards, futures and options. The Company’s commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. The Company monitors the aggregate position for each commodity in equivalent physical weight. The table below illustrates, for fiscal 2009, the Company’s average, greatest long, greatest short and minimum day-end positions by business segment.

(In millions)	Greatest Gross	Average Gross	Greatest Net Long	Greatest Net Short	Average Net
Equity net of long and short	$14.6	$10.3	$11.1	$(2.7)	$4.2
Debt	6.4	2.2	4.2	(0.4)	1.9
Foreign Exchange	22.8	12.9	13.3	(1.6)	6.8
Commodities	4.1	1.8	1.7	(3.7)	(0.9)
Asset Management (Funds & Other Investment)	n/a	n/a	49.3	n/a	37.0

Margin Risk

Our customers with exchange-traded positions, including OTC trades submitted for clearing, are required to maintain margin sufficient to support their open trading positions. While we initially establish each client’s margin requirement at the level set by the respective exchanges, we have the ability to increase the requirements to levels we believe are sufficient to cover their open positions. A client’s subsequent trading activity or adverse market changes may cause that client’s previous margin payments to be inadequate to support their trading obligations, which, in instances where we serve as the exchange clearing member for the trade, would require us to cover any shortfall and thereby expose us to potential losses. When we act as a principal in the OTC markets, we are responsible for the performance of both our customers as well the counterparty with which we have offset the customer’s transactions.

Interest Rate Risk

In the ordinary course of our operations, we have interest rate risk from the possibility that changes in interest rates will affect the values of financial instruments. We generate interest income from the positive spread earned on customer deposits. We typically invest in U.S. Treasury and Agency securities, reverse repurchase agreements involving U.S. Treasury and Agency securities or AA rate money market funds. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund and institution.

We manage interest expense using floating rate debt and through interest rate swap transactions. Refer to Note 8 to the Consolidated Financial Statements for information on the interest rate swap transactions. The debt instruments are carried at their unpaid principal balance which approximates fair value. All of the debt outstanding at September 30, 2009, has a variable interest rate and matures within the next 12 months. Variable rate debt is used to finance certain notes receivable to customers in the Financial Services segment. The interest charged on the related notes receivable is also at a variable rate, therefore effectively mitigating the interest rate risk on that debt.

Item 8	Financial Statements and Supplementary Data

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

In connection with the filing of this Form 10-K, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

There were no changes in the Company’s internal controls over financial reporting during 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s Chief Executive Officer and Chief Financial Officer filed with the SEC as exhibits to the Form 10-K for the year ended September 30, 2009 and are filing as exhibits to this report, the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

A list of our executive officers and biographical information about them and our directors will be included in the definitive Proxy Statement for our 2010 Annual Meeting of Shareholders to be held on March 3, 2010, which will be filed within 120 days of the end of our fiscal year ended September 30, 2009 (“the 2010 Proxy Statement”) and is incorporated herein by reference. Information about our Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.

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

Information relating to our executive officer and director compensation and the compensation committee of our board of directors will be included in the 2010 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be included in the 2010 Proxy Statement and is incorporated herein by reference.

The following table provides information generally as of September 30, 2009, the last day of fiscal 2009, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under our equity compensation plans that were in effect during fiscal 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	1,616,654	$19.91	1,334,953
Equity compensation plans not approved by shareholders	—	—	—

Total	1,616,654	$19.91	1,334,953

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be included in the 2010 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be included in the 2010 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from the Company’s Form 8-K filed with the SEC on October 9, 2009).

3.2	Amended and Restated By-laws (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2007).

4.1	International Assets Holding Corporation 1993 Stock Option Plan (incorporated by reference from the Company’s Registration Statement on Form SB-2 (No. 33-70334-A) filed with the SEC on February 2, 1994).

4.2	Amendment dated December 28, 1995 to the International Assets Holding Corporation 1993 Stock Option Plan (incorporated by reference from the Registration Statement on Form S-8 (No. 333-10727) filed with the SEC on August 23, 1996).

4.3	Amendment dated October 28, 1998 to the International Assets Holding Corporation 1993 Stock Option Plan (incorporated by reference from Company’s Proxy Statement on Form 14A filed with the SEC on January 15, 1999).

4.4	Amendment dated June 9, 2000 to the International Assets Holding Corporation 1993 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 12, 2001).

4.5	International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Schedule 14A filed on January 14, 2003).

4.6	Amendment to International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on February 11, 2004).

4.7	Amendment to International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 23, 2006).

4.8	FCStone Group, Inc. 2006 Equity Incentive Plan (incorporated by reference from the Registration Statement on Form S-8 filed by FCStone Group, Inc. with the SEC on June 12, 2006).

10.1	Employment Agreement, dated October 22, 2002, by and between the Company and Sean O’Connor (incorporated by reference from the Company’s Form 8-K filed with the SEC on October 24, 2002).

10.2	Employment Agreement, dated October 22, 2002, by and between the Company and Scott Branch (incorporated by reference from the Company’s Form 8-K filed with the SEC on October 24, 2002).

10.3	Registration Rights Agreement, dated October 22, 2002, by and between the Company, and Sean O’Connor (incorporated by reference from the Company’s Form 8-K filed with the SEC on October 24, 2002).

10.4	First Amendment to Registration Rights Agreement, dated December 6, 2002, by and between the Company and Sean O’Connor (incorporated by reference from the Company’s Form 8-K filed with the SEC on December 10, 2002).

10.5	Registration Rights Agreement, dated October 22, 2002, by and between the Company and Scott Branch (incorporated by reference from the Company’s Form 8-K filed with the SEC on October 24, 2002).

10.6	First Amendment to Registration Rights Agreement, dated December 6, 2002, by and between the Company and Scott Branch (incorporated by reference from the Company’s Form 8-K filed with the SEC on December 10, 2002).

10.7	Registration Rights Agreement, dated October 22, 2002, by and between the Company and John Radziwill (incorporated by reference from the Company’s Form 8-K filed with the SEC on October 24, 2002).

10.8	First Amendment to Registration Rights Agreement, dated December 6, 2002, by and between the Company and John Radziwill (incorporated by reference from the Company’s Form 8-K filed with the SEC on December 10, 2002).

10.9	Clearing Agreement, effective November 23, 2005, by and between the Company and Broadcort, a division of Merrill Lynch, Pierce, Fenner & Smith, Inc. (incorporated by reference from the Company’s Form 8-K filed with the SEC on December 6, 2005).

10.10	Acquisition Agreement dated as of June 25, 2004, by and among International Assets Holding Corporation, Global Currencies Limited, and the shareholders of Global Currencies (Holdings) Limited (incorporated by reference from the Company’s Form 8-K, filed with the SEC on July 1, 2004).

10.11	Employment Agreement, effective December 1, 2004, by and between the Company and Brian T. Sephton (incorporated by reference from the Company’s Form 8-K, as filed with the SEC on November 24, 2004).

10.12	Operating Agreement dated May 7, 2004, by and between the Company and Consilium Investment Capital, Inc. (incorporated by reference from the Company’s Form 8-K filed with the SEC on May 10, 2004).

10.13	International Assets Holding Corporation form of Senior Subordinated Convertible Note (incorporated by reference from the Company’s Form 8-K filed with the SEC on September 15, 2006).

10.14	International Assets Holding Corporation form of Securities Purchase Agreement (incorporated by reference from the Company’s Form 8-K filed with the SEC on September 15, 2006).

10.15	International Assets Holding Corporation form of Lock Up Agreement (incorporated by reference from the Company’s Form 8-K filed with the SEC on September 15, 2006).

10.16	International Assets Holding Corporation form of Registration Rights Agreement (incorporated by reference from the Company’s Form 8-K filed with the SEC on September 15, 2006).

10.17	2007 Restricted Stock Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 18, 2007).

10.18	2007 Executive Compensation Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 18, 2007).

10.19	Uncommitted Credit Agreement dated as of April 30, 2007 among INTL Commodities Inc., Fortis Capital Corp., and certain Lenders named therein (incorporated by reference from the Company’s Form S-4 filed with the SEC on July 27, 2009)

10.20	Fifth Amendment to Credit Agreement and Agreement Regarding Departing Lenders dated as of June 26, 2009 among INTL Commodities Inc., Fortis Bank SA/NV, Fortis Capital Corp., and certain Lenders named therein (incorporated by reference from the Company’s Form S-4 filed with the SEC on July 27, 2009).

10.21	Amended and Restated Credit Agreement dated as of July 31, 2007 among International Assets Holding Corporation, INTL Commodities, Inc. and Bank of America (incorporated by reference from the Company’s Form S-4 filed with the SEC on July 27, 2009).

10.22	Credit and Security Agreement dated as of December 8, 2006 between INTL Global Currencies Limited and Bank of America (incorporated by reference from the Company’s Form S-4 filed with the SEC on July 27, 2009).

10.23	First Amendment to Credit and Security Agreement dated as of February 29, 2008 between INTL Global Currencies Limited and Bank of America (incorporated by reference from the Company’s Form S-4 filed with the SEC on July 27, 2009).

10.24	Second Amendment to Credit and Security Agreement dated as of July 29, 2008 between INTL Global Currencies Limited and Bank of America (incorporated by reference from the Company’s Form S-4 filed with the SEC on July 27, 2009).

10.25	Chief Executive Officer Employment Agreement, effective September 1, 2007, between FCStone Group, Inc. and Paul G. Anderson (incorporated by reference from the Current Report on Form 8-K filed by FCStone Group, Inc. with the SEC on July 15, 2008)

10.26	Executive Employment Agreement, effective September 1, 2008, between FCStone Group, Inc. and William J. Dunaway (incorporated by reference from the Current Report on Form 8-K filed by FCStone Group, Inc. with the SEC on November 12, 2008)

10.27	CEO Deferred Compensation Plan for Paul G. Anderson dated February 22, 2002 (incorporated by reference from the Registration Statement on Form S-4 filed by FCStone Group, Inc. with the SEC on August 18, 2004)

10.28	Farmers Commodities Corporation Supplemental Nonqualified Pension Plan (incorporated by reference from Amendment No. 2 to the Registration Statement on Form S-4 filed by FCStone Group, Inc. with the SEC on December 9, 2004)

10.29	Executive Short-Term Incentive Plan (incorporated by reference from Amendment No. 2 to the Registration Statement on Form S-1, filed by FCStone Group, Inc. with the SEC on February 27, 2007)

10.30	FCStone Group, Inc. Executive Long Term Incentive Plan Effective Fiscal Year 2008 (incorporated by reference from the Current Report on Form 8-K filed by FCStone Group, Inc. with the SEC on July 15, 2008)

10.31	FCStone Group Inc. Change In Control Severance Plan (incorporated by reference from Amendment No. 2 to the Registration Statement on Form S-1, filed by FCStone Group, Inc. with the SEC on February 27, 2007)

10.32	FCStone Group, Inc. Staff Incentive Plan (incorporated by reference from Amendment No. 2 to the Registration Statement on Form S-1, filed by FCStone Group, Inc. with the SEC on February 27, 2007 )

10.33	FCStone Group, Inc. Amended and Restated Mutual Commitment Compensation Plan (incorporated by reference from Amendment No. 2 to the Registration Statement on Form S-4 filed by FCStone Group, Inc. with the SEC on December 9, 2004)

10.34	Form of Director Indemnification Agreement (incorporated by reference from Amendment No. 3 to the Registration Statement on Form S-4 filed by FCStone Group, Inc. with the SEC on December 30, 2004)

10.35	Credit Agreement among FCStone, LLC, the lenders parties thereto, and Bank of Montreal, as administrative agent, dated July 23, 2008 (incorporated by reference from the Current Report on Form 8-K filed by FCStone Group, Inc. with the SEC on July 24, 2008)

10.36	Amended and Restated Senior Subordinated Loan Agreement by and among Bank of Montreal, as agent, Deere Credit, Inc. and BMO Capital Markets, as co-lead arranger and joint book runner, and BMO Capital Markets Financing, Inc., Deere Credit and Bank of America, N.A., and FCStone, LLC, dated July 23, 2008. (incorporated by reference from the Current Report on Form 8-K filed by FCStone Group, Inc. with the SEC on July 24, 2008)

10.37	Letter Agreement, dated March 31, 2004, between FCStone Merchant Services, LLC, and Fortis Capital Corp. for $20,000,000 credit facility (incorporated by reference from Amendment No. 3 to the Registration Statement on Form S-4 filed by FCStone Group, Inc. with the SEC on December 30, 2004)

10.38	Promissory Note ($20,000,000), dated May 10, 2004, between FCStone Merchant Services, LLC, and Fortis Capital Corp. (incorporated by reference from Amendment No. 3 to the Registration Statement on Form S-4 filed by FCStone Group, Inc. with the SEC on December 30, 2004)

10.39	Continuing Security Agreement between FCStone Merchant Services, LLC, and Fortis Capital Corp. (incorporated by reference from Amendment No. 3 to the Registration Statement on Form S-4 filed by FCStone Group, Inc. with the SEC on December 30, 2004)

10.40	First Amendment to Credit Agreement, dated June 24, 2009, by and among FCStone, LLC, as borrower, FCStone Group, Inc., as a guarantor, Bank of Montreal, as administrative agent, and the lenders party thereto (incorporated by reference from Form 8-K filed by FCStone on June 29, 2009)

10.41	Agreement and Plan of Merger dated as of July 1, 2009, by and among International Assets Holding Corporation, International Assets Acquisition Corp. and FCStone Group, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2009).

10.42	Support Agreement dated as of July 1, 2009, by and among International Assets Holding Corporation, International Assets Acquisition Corp. and FCStone Group, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2009).

10.43	Option Agreement dated as of July 1, 2009, by and among International Assets Holding Corporation and FCStone Group, Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2009).

14	International Assets Holding Corporation Code of Ethics (incorporated by reference from the Company’s Form 10- KSB filed with the SEC on December 29, 2003).

21	List of the Company’s subsidiaries. *

23.1	Consent of Rothstein, Kass & Company, P.C. *

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a). *

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a). *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed as part of this report.

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

INTERNATIONAL ASSETS HOLDING CORPORATION

By:	/S/ SEAN M. O’CONNOR
Sean M. O’Connor,
Chief Executive Officer

Dated:	December 14, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DIEGO J. VEITIA	Director and Chairman of the Board	December 14, 2009
Diego J. Veitia

/S/ SEAN M. O’CONNOR	Director and Chief Executive Officer	December 14, 2009
Sean M. O’Connor	(Principal Executive Officer)

/S/ SCOTT J. BRANCH	Director and Chief Operating Officer	December 14, 2009
Scott J. Branch

/S/ PAUL G. ANDERSON	Director and President	December 14, 2009
Paul G. Anderson

/S/ ROBERT A. MILLER	Director	December 14, 2009
Robert A. Miller

/S/ JOHN RADZIWILL	Director	December 14, 2009
John Radziwill

/S/ JUSTIN R. WHEELER	Director	December 14, 2009
Justin R. Wheeler

/S/ JOHN M. FOWLER	Director	December 14, 2009
John M. Fowler

/S/ BRENT BUNTE	Director	December 14, 2009
Brent Bunte

/S/ BRUCE KREHBIEL	Director	December 14, 2009
Bruce Krehbiel

/S/ DARYL HENZE	Director	December 14, 2009
Daryl Henze

/S/ ERIC PARTHEMORE	Director	December 14, 2009
Eric Parthemore

/S/ JACK FRIEDMAN	Director	December 14, 2009
Jack Friedman

/S/ WILLIAM J. DUNAWAY	Chief Financial Officer	December 14, 2009
William J. Dunaway	(Principal Financial Officer)

/S/ JAMES W. TIVY	Group Controller	December 14, 2009
James W. Tivy	(Principal Accounting Officer)

INTERNATIONAL ASSETS HOLDING CORPORATION

Management’s annual report on internal control over financial reporting

The management of International Assets Holding Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as of September 30, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

There are limitations inherent in any internal control, such as the possibility of human error and the circumvention or overriding of controls. As a result, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect misstatements. As conditions change over time, so too may the effectiveness of internal controls.

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

Management has evaluated our internal control over financial reporting as of September 30, 2009, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009 excluded Compania Inversora Bursatil S.A. Sociédad de Bolsa, acquired with effect from April 1, 2009, and excluded FCStone Group, Inc., acquired with effect from September 30, 2009.

Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2009.

The Company’s independent registered public accounting firm has issued their audit report on the Company’s internal control over financial reporting, which is included in Item 8 “Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of International Assets Holding Corporation:

We have audited the accompanying consolidated balance sheets of International Assets Holding Corporation and Subsidiaries (collectively, the “Company”) as of September 30, 2009 and 2008, and the related consolidated income statements, consolidated statements of stockholders’ equity, and consolidated cash flow statements for each of the years in the three-year period ended September 30, 2009. We have also audited the Company’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

Our audit of the Company’s internal control over financial reporting as of September 30, 2009 excluded FCStone Group, Inc. and Compania Inversora Bursatil S.A. Sociedad de Bolsa which were both acquired by the Company during the year ended September 30, 2009 in transactions accounted for as purchase business combinations. Their total operating revenues represent approximately 2% of the consolidated operating revenues of the Company as of and for the fiscal year ended September 30, 2009.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our audit was conducted for the purpose of expressing an opinion on the basic consolidated financial statements taken as a whole. The accompanying financial statement schedule is presented for the purpose of additional analysis. The financial statement schedule has be subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects, in relation to the basic consolidated financial statements taken as a whole.

Rothstein Kass & Company, P.C.

Roseland, New Jersey

December 14, 2009

INTERNATIONAL ASSETS HOLDING CORPORATION

Consolidated Balance Sheets

(In millions, except par value and share amounts)

September 30,	2009	2008

ASSETS
Cash and cash equivalents	$60.5	$62.8
Cash and securities segregated under federal and other regulations (including $2.0 million at fair value at September 30, 2009)	14.9	—

Deposits and receivables from:
Exchange-clearing organizations (including $727.9 million at fair value at September 30, 2009)	899.0	—
Broker-dealers, clearing organizations and futures commission merchants	54.9	20.2
Counterparties	14.7	—

Receivable from customers, net	56.3	49.2
Notes receivable from customers, net	22.2	—
Income taxes receivable	44.9	—
Financial instruments owned, at fair value	209.8	229.9
Physical commodities inventory, at cost	106.9	57.4
Deferred income taxes	29.6	—
Property and equipment, net	4.7	2.5
Goodwill and intangible assets, net	13.7	9.4
Other assets	23.6	6.6

Total assets	$1,555.7	$438.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$63.7	$12.7
Payables to:
Customers - regulated	811.6	—
Customers - unregulated	124.2	26.3
Broker-dealers, clearing organizations and counterparties	4.0	25.0
Lenders under loans and overdrafts	108.7	119.8
Income taxes payable	2.3	1.0
Financial instruments sold, not yet purchased, at fair value	127.5	151.5
Deferred income taxes	—	2.0

	1,242.0	338.3
Subordinated debt	56.5	—
Convertible subordinated notes payable, net	16.7	16.8

Total liabilities	1,315.2	355.1

Commitments and contingencies (see Note 16)

Minority owners’ interest in consolidated entities	1.7	8.1

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 30,000,000 shares and 17,000,000 shares; 17,361,884 issued and 17,350,627 outstanding at September 30, 2009 and 8,928,711 issued and outstanding at September 30, 2008	0.2	0.1
Common stock in treasury, at cost - 11,257 shares at September 30, 2009	(0.1)	—
Additional paid-in capital	187.0	48.9
Retained earnings	54.3	26.7
Accumulated other comprehensive loss	(2.6)	(0.9)

Total stockholders’ equity	238.8	74.8

Total liabilities and stockholders’ equity	$1,555.7	$438.0

See accompanying notes

INTERNATIONAL ASSETS HOLDING CORPORATION

Consolidated Income Statements

(In millions, except share and per share amounts)

Year Ended September 30,	2009	2008	2007

Revenues:
Sales of physical commodities	$43,554.1	$18,255.2	$4,429.3
Net dealer inventory and investment gains	38.9	80.6	18.0
Asset management fees	2.3	3.0	1.6
Other	9.1	9.7	5.1

Total revenues	43,604.4	18,348.5	4,454.0
Cost of sales of physical commodities	43,513.1	18,231.5	4,406.7

Operating revenues	91.3	117.0	47.3
Interest expense	8.0	11.2	9.3

Net revenues	83.3	105.8	38.0

Non-interest expenses:
Compensation and benefits	40.8	36.5	29.2
Clearing and related expenses	17.5	14.7	11.2
Occupancy and equipment rental	1.3	1.3	1.1
Professional fees	2.2	2.1	1.8
Depreciation and amortization	0.9	0.9	0.6
Business development	2.0	2.4	1.6
Insurance	0.4	0.3	0.3
Other	5.3	4.7	1.8

Total non-interest expenses	70.4	62.9	47.6

Income (loss) before income tax and minority interest	12.9	42.9	(9.6)
Income tax expense (benefit)	2.6	16.2	(3.4)

Income (loss) before minority interest	10.3	26.7	(6.2)
Minority interest in (income) loss of consolidated entities	0.5	(1.0)	(0.6)

Income (loss) from continuing operations	9.8	27.7	(5.6)
Income (loss) from discontinued operations, net of taxes	0.7	(0.1)	(1.1)

Income (loss) before extraordinary gain	9.1	27.8	(4.5)
Extraordinary gain	18.5	—	—

Net income (loss)	$27.6	$27.8	$(4.5)

Basic earnings (loss) per share:
Continuing operations	$1.10	$3.29	$(0.69)
Discontinued operations	$(0.08)	$0.01	$0.13
Extraordinary gain	$2.09	$—	$—

Net basic earnings (loss) per share	$3.11	$3.30	$(0.56)

Diluted earnings (loss) per share
Continuing operations	$1.06	$2.94	$(0.69)
Discontinued operations	$(0.07)	$0.01	$0.13
Extraordinary gain	$1.81	$—	$—

Net diluted earnings (loss) per share	$2.80	$2.95	$(0.56)

Weighted average number of common shares outstanding:
Basic	8,895,697	8,434,976	8,086,837

Diluted	10,182,586	9,901,706	8,086,837

See accompanying notes

INTERNATIONAL ASSETS HOLDING CORPORATION

Consolidated Cash Flow Statements

(In millions)

Year Ended September 30,	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$27.6	$27.8	$(4.5)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	0.7	1.2	0.8
Deferred income taxes	(3.7)	7.8	(6.3)
Amortization of debt issuance costs and debt discount	0.2	0.3	0.4
Convertible debt interest settled in Company stock upon partial conversion	—	0.1	—
Minority interest	1.2	0.4	0.6
Amortization of stock-based compensation expense	1.9	1.5	0.8
Unrealized investment loss (gain) from INTL Consilium, LLC managed funds	(2.0)	3.5	(1.5)
Loss on sale of INTL Consilium, LLC	0.4	—	—
Extraordinary gain on acquisition of FCStone	(18.5)	—	—
Impairment of INTL Sieramet, LLC	1.1	—	—
Changes in operating assets and liabilities:
Receivable from broker-dealers, clearing organizations and futures commission merchants	11.2	11.2	(23.1)
Receivable from customers	1.9	(19.5)	(13.6)
Financial instruments owned, at fair value	44.9	(26.2)	(58.1)
Physical commodities inventory, at cost	(49.6)	(17.8)	(24.1)
Income taxes receivable	(4.6)	1.1	2.1
Other assets	(2.2)	(2.3)	(1.8)
Accounts payable and other accrued liabilities	(6.0)	(1.3)	6.1
Payable to customers	26.1	8.0	10.7
Payable to broker-dealers, clearing organization and counterparties	(22.5)	10.5	4.6
Income taxes payable	0.6	(2.0)	1.5
Financial instruments sold, not yet purchased, at fair value	(26.1)	(32.9)	55.6

Net cash used in operating activities	(17.4)	(28.6)	(49.8)

Cash flows from investing activities:
Capital contribution of consolidated joint venture partner	0.2	—	2.0
Capital distribution of consolidated joint venture partner	(2.8)	(2.8)	(0.7)
(De-consolidation) / consolidation of ICCAF	(8.2)	16.4	—
Disposition of INTL Consilium, LLC	0.4	—	—
Cash acquired with acquisition of Gainvest	—	—	2.2
Payments related to acquisition of Gainvest	(1.4)	(1.4)	(2.8)
Cash acquired with acquisition of CIBSA	3.3	—	—
Payments related to acquisition of INTL Global Currencies	—	—	(0.8)
Cash acquired with acquisition of FCStone	24.2	—	—
Payments related to acquisition of DMCC	(3.0)	—	—
Investment in managed funds	—	(10.0)	(13.5)
Investment withdrawals from managed funds	17.9	—	—
Purchase of property and equipment	(2.8)	(1.1)	(1.2)

Net cash provided by (used in) investing activities	27.8	1.1	(14.8)

Cash flows from financing activities:
Payable to lenders under loans and overdrafts	(13.8)	34.7	78.5
Share repurchase	(0.1)	—	—
Exercise of stock options	0.4	1.4	1.1
Income tax benefit on stock awards exercised	0.3	1.3	0.7

Net cash (used in) provided by financing activities	(13.2)	37.4	80.3

Effect of exchange rates on cash and cash equivalents	0.5	(0.8)	—

Net (decrease) increase in cash and cash equivalents	(2.3)	9.1	15.7
Cash and cash equivalents at beginning of period	62.8	53.7	38.0

Cash and cash equivalents at end of period	$60.5	$62.8	$53.7

Supplemental disclosure of cash flow information:
Cash paid for interest	$8.8	$10.2	$8.3

Income taxes paid	$8.3	$9.4	$1.7

Supplemental disclosure of non-cash investing and financing activities:
Conversion of subordinated notes to common stock, net	$0.1	$8.1	$1.9

Release of trust certificates	$—	$11.2	$2.9

Estimated beginning fair value of assets and (liabilities) received on consolidation:
Assets acquired	$1,178.9	$50.9	$8.8
Liabilities assumed	1,020.5	(43.7)	(6.0)
Minority owners’ interest	1.6	(7.2)	—

Total net assets acquired	$—	$—	$2.8

Identified intangible assets on acquisitions	$0.7	$—	$0.9

Additional goodwill on acquisitions	$—	$—	$1.0

Issuance of common stock related to acquisitions	$135.6	$—	$1.7

See accompanying notes

INTERNATIONAL ASSETS HOLDING CORPORATION

Consolidated Statements of Stockholders’ Equity

(In millions)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balances as of October 1, 2006	$0.1	$—	$30.4	$3.4	$—	$33.9

Components of comprehensive loss:
Net loss				(4.5)		(4.5)

Total comprehensive loss						$(4.5)

Exercise of stock options	—		1.1			1.1
Stock-based compensation			1.5			1.5
Debt conversion	—		1.9			1.9
Issuance of shares for acquisition	—		1.7			1.7

Balances as of September 30, 2007	$0.1	$—	$36.6	$(1.1)	$—	$35.6

Components of comprehensive income:
Net income				27.8		27.8
Change in unrealized loss on derivative instruments					(0.8)	(0.8)
Change in foreign currency translation					(0.1)	(0.1)

Total comprehensive income						$26.9

Exercise of stock options	—		1.4			1.4
Stock-based compensation			2.8			2.8
Debt conversion	—		8.1			8.1

Balances as of September 30, 2008	$0.1	$—	$48.9	$26.7	$(0.9)	$74.8

Components of comprehensive income:
Net income				27.6		27.6
Change in unrealized loss on derivative instruments					(1.5)	(1.5)
Change in foreign currency translation					(0.2)	(0.2)

Total comprehensive income						$25.9

Exercise of stock options	—		0.4			0.4
Stock-based compensation			2.2			2.2
Debt conversion	—		0.1			0.1
Purchase of treasury shares		(0.1)				(0.1)
Issuance of shares for acquisition	0.1		135.4			135.5

Balances as of September 30, 2009	$0.2	$(0.1)	$187.0	$54.3	$(2.6)	$238.8

See accompanying notes

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements

Note 1 – Description of Business

International Assets Holding Corporation, a Delaware corporation, together with its consolidated subsidiaries (collectively “INTL” or “the Company”), form a financial services group focused on select international markets. We commit our capital and expertise to market-making and dealing in financial instruments, currencies and commodities, and to asset management. The Company’s services include comprehensive risk management advisory services for commercial customers; execution of listed futures and option contracts on all major exchanges; structured OTC products in a wide range of commodities; physical trading and hedging of precious and base metals and select other commodities; trading of more than 100 foreign currencies; market-making in international equities; and debt originations and asset management. The Company provides these services to a diverse group of customers located throughout the world, including producers, processors and end-users of nearly all widely-traded physical commodities to manage their risks and enhance margins; to commercial counterparties who are end-users of the firm’s products and services; to governmental and non-governmental organizations; and to commercial banks, brokers, institutional investors and major investment banks.

The Company entered into an Agreement and Plan of Merger dated July 1, 2009, with FCStone Group, Inc. (“FCStone”) that was approved by the stockholders of the Company on September 25, 2009 and was effective on September 30, 2009. The conclusion of the transaction on September 30, 2009, the last day of the fiscal year, means that the consolidated income statements of the Company for the year ended September 30, 2009 reflect the results of INTL as it existed before the transaction, while the consolidated balance sheet at September 30, 2009 reflects the financial condition of INTL after the FCStone transaction. See additional discussion of the transaction in Note 18.

Prior to the acquisition of FCStone, the Company’s activities were divided into five functional areas, as follows:

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

Asset Management. The Company provides asset management services through two wholly owned subsidiaries: INTL Capital Ltd. and Gainvest S.A. Sociedad Gerente de Fondos Communes de Inversion. INTL Capital Ltd. acts as the investment adviser to INTL Trade Finance Fund Ltd. Gainvest acts as an investment adviser to three investment funds organized and traded in Argentina. During the quarter ended June 30, 2009 the Company agreed to discontinue its business relationship with and redeem its 50.1% interest in INTL Consilium, LLC. The results of INTL Consilium, LLC, previously consolidated and included within continuing operations, have been treated by the Company for accounting purposes as discontinued operations within the consolidated income statements.

With the acquisition of FCStone, the Company will have additional activities relating to FCStone’s businesses. These businesses are divided into three functional areas, as follows:

Commodity and Risk Management Services. FCStone’s original structure was as a cooperative serving its grain elevator members. Within the C&RM segment, FCStone serves customers through its force of risk management consultants with a level of service that maximizes its abilities and the opportunity to retain the customer. The Integrated Risk Management Program (“IRMP”), involves providing customers with commodity risk management consulting services that are designed to help them mitigate their exposure to commodity price risk and maximize the amount and certainty of their operating profits. Customers are assisted in the execution of their hedging strategies through FCStone’s exchange-traded futures and options clearing and execution operations as well as access to

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements—(Continued)

more customized alternatives provided by the OTC and foreign exchange trading desks. Generally, customers direct their own trading activity and risk management consultants do not have discretionary authority to transact trades on behalf of customers. When transacting OTC and foreign exchange contracts with customers, FCStone will generally offset the customer’s transaction simultaneously with one of its trading counterparties. On a limited basis, the OTC and foreign exchange (“Forex”) trade desks will accept a customer transaction and will offset that transaction with a similar but not identical position on the exchange. These unmatched transactions are intended to be short-term in nature and are conducted to facilitate the most effective transaction for customers.

Clearing and Execution Services. FCStone seeks to provide inexpensive and efficient clearing and execution of exchange-traded futures and options for the institutional and professional trader market segments. Through its platform, customer orders are accepted and directed to the appropriate exchange for execution. FCStone then facilitates the clearing of customers’ transactions. Clearing involves the matching of customers’ trades with the exchange, the collection and management of margin deposits to support the transactions, and the accounting and reporting of the transactions to customers. FCStone seeks to leverage its capabilities and capacity by offering facilities management or outsourcing solutions to other Futures Commission Merchants (“FCM’s”).

Financial Services. FCStone serves as a grain financing and facilitation business lending to commercial grain-related companies against physical grain inventories. Sale and repurchase agreements are used to purchase grain evidenced by warehouse receipts at local grain elevators subject to a simultaneous agreement to sell such grain back to the original seller at a later date. These transactions are accounted for as product financing arrangements, and accordingly no grain inventory, grain purchases or grain sales are recorded. FCStone also serves as a financing vehicle for a number of different commodities, including grain, energy products and renewable fuels.

Note 2 – Significant Accounting Policies

Basis of Presentation

These consolidated financial statements include the accounts of International Assets Holding Corporation and all other entities in which the Company has a controlling financial interest. All material intercompany transactions and balances have been eliminated in consolidation. All adjustments that, in the opinion of management and consisting only of a normal and recurring nature, are necessary for a fair presentation for the periods presented have been reflected.

The Company determines whether it has a controlling financial interest in an entity using generally accepted accounting principles. Equity investments in which we exercise control through a majority voting interest or variable interest entities in which we are the primary beneficiary are consolidated.

Unless otherwise stated herein, all references to 2009, 2008, and 2007 refer to the Company’s fiscal years ended September 30.

Reclassifications

Effective for the fiscal quarter ended June 30, 2009, the Company reclassified certain prior period balances to account for the sale of its partnership interest in INTL Consilium, LLC, with the results of its activities now being included within discontinued operations on the consolidated income statements for all periods presented.

Effective for the fiscal year ended September 30, 2009, the Company reclassified certain of its balance sheet captions in order to better present its consolidated position resulting from its acquisition of FCStone.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. The most significant of these estimates and assumptions relate to fair value measurements for financial instruments and investments and the provision for potential losses from bad debts. Provisions for estimated bad debts are recorded on a specific identification basis. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

Foreign Currency Translation

Assets and liabilities recorded in foreign currencies are translated at the exchange rates prevailing on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the period. Gains or losses on translation of the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are included in other comprehensive income (loss) (“OCI”) and flow through the consolidated statements of stockholders’ equity. Foreign currency remeasurement gains or losses on transactions in nonfunctional currencies are included in the consolidated income statements.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Cash and Cash Equivalents

The Company considers cash held at banks and all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash equivalents include all money market accounts not deposited with or pledged to an exchange-clearing organization. All cash and cash equivalents deposited with brokers, dealers and clearing organizations support the Company’s trading activities, and are subject to contractual restrictions. Cash and cash equivalents consist of cash, foreign currency and money market funds stated at cost plus accrued interest, which approximates fair value.

Cash and Securities Segregated under Federal and other Regulations

Pursuant to requirements of the Commodity Exchange Act, funds deposited by customers relating to futures and option contracts in regulated commodities must be carried in separate accounts which are designated as segregated customers’ accounts. It is the policy of the Company to take possession of securities purchases under agreements to resell. The deposits in segregated customer accounts are not commingled with the funds of the Company.

Deposits and Receivables from Exchange-Clearing Organizations, Broker-dealers, Clearing Organizations and Futures Commission Merchants and Counterparties, and Payables to Broker-dealers, Clearing Organizations and Counterparties

As required by the regulations of the U.S. Commodity Futures Trading Commission (“CFTC”), customer funds received to margin, guarantee, and/or secure commodity futures transactions are segregated and accounted for separately from the general assets of the Company. Deposits with exchange-clearing organizations and broker-dealers and FCM’s pertain primarily to deposits made to satisfy margin requirements on customer and proprietary open futures and options on futures positions and to satisfy the requirements set by clearing exchanges for clearing membership. At September 30, 2009, the Company had cash and cash equivalents on deposit with or pledged to exchange-clearing organizations, broker-dealers and FCM’s of $951.7 million.

These balances also include securities pledged by the Company on behalf of customers and customer-owned securities that are pledged. It is the Company’s practice to include customer owned securities on its consolidated balance sheet at September 30, 2009, as the rights to those securities have been transferred to the Company under the terms of the futures trading agreement. Securities pledged include U.S. Treasury bills and instruments backed by U.S. government agencies. The securities that are not customer-owned are adjusted to fair value with associated changes in unrealized gains or losses recognized in the Company’s consolidated income statements. For customer owned securities, the change in fair value is offset against the customer accounts payable with no impact on the consolidated income statements.

The securities, primarily U.S. Government obligations, held by FCStone as collateral or as margin have been deposited with exchange-clearing organizations, broker-dealers or other FCM’s. The fair value of these securities was approximately $320.2 million at September 30, 2009.

Management has considered guidance required by the Transfers and Servicing Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification as it relates to securities pledged by customers to margin their accounts. Based on a review of the agreements with the customer, management believes a legal basis exists to support that the transferor surrenders control over those assets if all of the following three conditions are met: (a) the transferred assets have been isolated from the transferor—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (b) each transferee has the right to pledge or exchange the assets (or beneficial interests) it received, and no condition both constrains the transferee (or holder) from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor and (c) the transferor does not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call. Under this guidance, the Company reflects the customer collateral assets and corresponding liabilities in the Company’s consolidated balance sheet as of September 30, 2009.

In addition to margin, deposits with exchange-clearing organizations include guaranty deposits. The guaranty deposits are held by the clearing organization for use in potential default situations by one or more members of the clearing organization. The guaranty deposits may be applied to the Company’s obligations to the clearing organization, or to the clearing organization’s obligations to other clearing members or third parties. Deposits with and receivables from exchange-clearing organizations and broker-dealers and FCM’s are reported gross, except where a right of offset exists.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The Company maintains customer omnibus and proprietary accounts with other FCM’s, and the equity balances in those accounts along with any margin cash or securities deposited with the carrying broker are included in deposits and receivables from broker-dealers and FCM’s.

The Company pledges margin deposit with various counterparties for over-the-counter derivative contracts, and the deposits are included in deposits and receivables from counterparties.

Receivables from and payable to exchange-clearing organizations are primarily comprised of amounts due from or due to exchange-clearing organizations for daily variation settlements on open futures and options on futures positions. The variation settlements due from or due to exchange-clearing organizations are paid in cash on the following business day.

Receivables from and Payables to Customers

Receivables from customers, net of the allowance for doubtful accounts, represent both the secured and unsecured deficit balances due from customers related to margin requirements as of the balance sheet date. The secured amounts due are backed by U.S. Treasury bills and notes with a fair value of $1.3 million at September 30, 2009. Receivables from customers arise from realized and unrealized trading losses on futures and options on futures positions and amounts due on cash and margin transactions. Customer deficit accounts are reported gross of customer accounts that contain net credit or positive balances, except where a right of offset exists.

Payables to customers represent the total of customer accounts with credit or positive balances. Customer accounts are used primarily in connection with commodity transactions and include gains and losses on open commodity trades as well as securities and other deposits made as required by the Company or the exchange-clearing organizations. Customer accounts with credit or positive balances are reported gross of customer deficit accounts, except where a right of offset exists. Payables to customers for regulated accounts are for transactions facilitated by FCStone, an FCM, with exchange-clearing organizations. Payables to customers for unregulated accounts are for transactions occurring in the over-the-counter market.

For regulatory purposes, certain customers, which would include persons who are affiliated with the Company or is a principal, such as an officer or director, and any person who is materially involved in the management of the Company, are identified as noncustomers. A noncustomer account may not be carried as a customer account due to an affiliation with the Company. In a liquidation event, amounts owed to noncustomers are paid in the same priority as amounts owed to general creditors of the Company. These accounts are also referred to as proprietary accounts. The amounts related to noncustomer accounts are included in payables to customers on the consolidated balance sheets.

The future collectability of the receivables from customers can be impacted by the Company’s collection efforts, the financial stability of its customers, and the general economic climate in which it operates. The Company evaluates accounts that it believes may become uncollectible on a specific identification basis, through reviewing daily margin deficit reports, the historical daily aging of the receivables, and by monitoring the financial strength of its customers. The Company may unilaterally close customer trading positions in certain circumstances. In addition, to evaluate customer margining and collateral requirements, customer positions are stress tested regularly and monitored for excessive concentration levels relative to the overall market size.

Notes Receivable from Customers

The Company accepts notes receivable under sale/repurchase agreements with customers whereby the customers sell certain commodity inventory to the Company and agree to repurchase the commodity inventory at a future date at either a fixed or floating rate. In accordance with the guidance contained in the Revenue Recognition Topic of the Accounting Standards Codification, these transactions are treated as secured borrowings rather than commodity inventory in the Company’s consolidated financial statements.

Accrual of commodity financing income on any note is discontinued when, in the opinion of management, there is reasonable doubt as to the timely collectability of interest or principal. Nonaccrual notes are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely payment of principal and interest. The Company records a charge against operations for notes receivable losses when management believes that collectability of the principal is unlikely.

Physical Commodities Inventory

Physical commodities inventories are stated at the lower of cost or market, using the specific identification weighted average price method. Cost includes finished commodity or raw material and processing costs related to the purchase and processing of inventories.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Property and Equipment

Property and equipment is stated at cost net of accumulated depreciation and amortization and depreciated using the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the improvement or the term of the lease, whichever is shorter. Certain costs of software developed or obtained for internal use are capitalized and amortized over the estimated useful life of the software.

Goodwill and Identifiable Intangible Assets

Goodwill is the cost of acquired companies in excess of the fair value of identifiable net assets at acquisition date. In accordance with the Intangibles – Goodwill and Other Topic of the Accounting Standards Codification, goodwill is tested for impairment on an annual basis at the fiscal year-end, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. No impairment of goodwill has been identified during any of the periods presented.

Identifiable intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to five years. Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with the Intangibles – Goodwill and Other Topic of the Accounting Standards Codification. Residual value is presumed to be zero, subject to certain exceptions. All of our identifiable intangible assets are subject to amortization. No material impairments of identifiable intangible assets have been identified during any of the periods presented.

Financial Instruments

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

The Company’s derivative contracts consist of exchange-traded and over-the-counter (“OTC”) derivatives. Fair values of exchange-traded derivatives are generally determined from quoted market prices. OTC derivatives are valued using valuation models. The valuation models used to derive the fair values of OTC derivatives require inputs including contractual terms, market prices, yield curves and measurements of volatility. The Company uses similar models to value similar instruments. Where possible, the Company verifies the values produced by pricing models by comparing them to market transactions. Inputs may involve judgment where market prices are not readily available. Derivatives used as economic hedges in our commodities business generally do not qualify for hedge accounting under the Derivatives and Hedging Topic of the Accounting Standards Codification.

The Company may lease commodities to or from customers or counterparties, or advance commodities to customers on an unpriced basis, receiving payment as and when they become priced. These are valued at fair value and classified under financial instruments as hybrid contracts with embedded derivative features that cannot be reliably measured and separated from the host contract. As permitted by the Derivatives and Hedging Topic of the Accounting Standards Codification, the entire instrument is recorded at fair value, with the corresponding change in fair value recognized in revenue within net dealer and investment gains.

Exchange Memberships and Stock

The Company holds exchange membership seats and exchange firm common stock which are pledged for clearing purposes, providing the Company the right to process trades directly with the various exchanges. Exchange memberships include seats on the Chicago Board of Trade (CBOT), the Board of Trade of Kansas City, Missouri, Inc., the Minnesota Grain Exchange, the New York Mercantile Exchange (NYMEX), the COMEX Division of the New York Mercantile Exchange, Mercado de Valores de Buenos Aires S.A. (MERVAL), the Chicago Mercantile Exchange (CME) Growth and Emerging Markets seat and InterContinental Exchange, Inc. (ICE) Futures. U.S. Exchange stocks include shares of CME Group, Inc. common stock and ICE common stock.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Exchange memberships and stocks pledged for clearing purposes are recorded at cost, in accordance with GAAP and CFTC regulations. The cost basis for FCStone’s exchange memberships and stock was established using fair value on September 30, 2009 as a result of applying purchase accounting to FCStone’s assets. The fair market value for exchange memberships and stock pledged for clearing purposes was approximately $7.6 million at September 30, 2009 and is included within the other assets caption on the consolidated balance sheet. The fair value of exchange stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions.

Business Combinations

Acquisitions during fiscal 2009 are accounted for as purchase business combinations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Under the purchase method of accounting, the costs, including transaction costs, are allocated to the underlying net assets acquired, based on their respective estimated fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill which is not amortized to expense. Any excess of the estimated fair values of the net assets acquired over the purchase price results in negative goodwill. Negative goodwill is allocated as a pro rata reduction of the amounts assigned to the assets acquired excluding financial assets, deferred taxes and other current assets. If negative goodwill exceeds the amount of those assets, the remaining excess is recognized as an extraordinary gain in the income statement.

Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. Estimating the fair value of the assets and liabilities acquired requires significant judgment.

Direct out-of-pocket or incremental costs that are directly related to a business combination are included in the cost of the acquired enterprise. Costs included in the cost of the acquired enterprise include finder’s fees or other fees paid to outside consultants for accounting, legal or appraisal services.

Revenue Recognition

Sales of physical commodities revenue are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. The Company reports its physical commodities revenues on a gross basis, with the corresponding cost of sales shown separately, in accordance with the guidelines provided in the Revenue Recognition Topic of the Accounting Standards Codification.

Commissions on futures contracts are recognized on a half-turn basis in two equal parts. The first half is recognized when the contract is purchased (opened) and the second half is recognized when the transaction is closed. Commissions on option contracts are recognized upon the purchase or sale of the option, as the Company has no further obligations to provide service. If the Company is required to perform additional services when an option is exercised or closed, a separate commission can be charged and recognized at that date at the discretion of the Company. Commissions and fees are charged at various rates based on the type of account, the products traded, and the method of trade. Clearing and transaction fees are charged to customers on a per exchange contract basis based on the trade date. Such fees are for clearing customers’ exchange trades and include fees charged to the Company by the various futures exchanges.

Service, consulting and brokerage fees include brokerage fees and margins generated from OTC derivative trades executed with customers and other counterparties and are recognized when trades are executed. Service, consulting and brokerage fees also include risk management consulting fees which are billed and recognized as revenue on a monthly basis when risk management services are provided. Such agreements are generally for one year periods, but are cancelable by either party upon providing thirty days written notice to the other party and the amounts are not variable based on customer trading activities. Service, consulting and brokerage fees also include income from limited forms of proprietary trading. This trading involves taking short-term proprietary positions in derivatives and foreign currencies. These strategies involve relatively short-term exposure to the markets and are usually undertaken in conjunction with the use of derivative contracts, designed to mitigate the risk of customers through hedging strategies.

Net dealer inventory and investment gains are recognized on a trade-date basis and include realized gains or losses and changes in unrealized gains or losses on investments at fair value.

Asset management fees are recognized as they are earned based on estimates of fees due at each period-end date. These include estimated performance fees based on the amount that would be due under the formula for exceeding performance targets as of the period-end date. Estimated performance fees may be at risk due to future performance contingencies until such time as they are fixed.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Cost of Revenue

Cost of sales of physical commodities include finished commodity or raw material and processing costs along with operating costs relating to the receipt, storage and delivery of the physical commodities.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with the guidance of the Share Based Compensation Topic of the Accounting Standards Codification. The cost of employee services received in exchange for a share-based award is generally measured based on the grant-date fair value of the award. Share-based employee awards that require future service are amortized over the relevant service period. Expected forfeitures are included in determining share-based employee compensation expense. In the first quarter of 2006 the Company adopted the guidance under the Share Based Compensation Topic of the Accounting Standards Codification using the modified prospective method. For option awards granted subsequent to the adoption, compensation cost is recognized on a straight-line basis over the vesting period for the entire award. The expense of unvested option awards granted prior to the adoption are recognized on a straight-line basis, over the balance of the vesting period.

Income Taxes

Income tax expense includes U.S. and foreign income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Tax provisions are computed in accordance with the Accounting for Income Taxes Topic of the Accounting Standards Codification.

Defined Benefit Pension Plan

As a result of our acquisition of FCStone Group, Inc. (“FCStone”) effective September 30, 2009, we have noncontributory defined benefit pension plans that cover certain employees. Our funding policy for the plans is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Security Act of 1974, plus any additional amount we may deem to be appropriate. Prior to the acquisition of FCStone, the plan was frozen and no additional benefits will be accrued for active participants under the plan.

On September 30, 2009 in conjunction with the closing of the Company’s acquisition of FCStone, we adopted the recognition and disclosure provisions of the Compensation – Retirement Benefits Topic of the Accounting Standards Codification, which requires an entity to recognize the funded status of its defined benefit pension plans measured as the difference between plan assets at fair value and the projected benefit obligation on the consolidated balance sheet and to recognize changes in the funded status, that arise during the period but are not recognized as components of net periodic pension cost, within other comprehensive income, net of income taxes.

To account for the defined benefit pension plans in accordance with the Compensation – Retirement Benefits Topic of the Accounting Standards Codification the Company must make three main determinations at the end of each year. These determinations are reviewed annually and updated as necessary, but nevertheless, are subjective and may vary from actual results.

First, the Company must determine the actuarial assumptions for the discount rate used to reflect the time value of money in the calculation of the projected benefit obligations for the end of the current fiscal year and to determine the net periodic pension cost for the subsequent fiscal year. The objective of our discount rate assumption is to reflect the interest rate at which pension benefits could be effectively settled. In making this determination, the Company took into account the timing and amount of benefits that would be available under the plans. The discount rate at September 30, 2009 is based on a model portfolio of high-quality fixed-income debt instruments with durations that are consistent with the expected cash flows of the benefit obligations. The discount rate assumptions at September 30, 2009 are based on investment yields available on AA rated long-term corporate bonds with cash flows that are similar to expected benefit payments.

Second, the Company must determine the actuarial assumption for rates of increase in compensation levels used in the calculation of the accumulated and projected benefit obligation for the end of the current fiscal year and to determine the net periodic pension cost for the subsequent fiscal year. The salary growth assumptions at September 30, 2009 reflect FCStone’s long-term actual experience, the near-term outlook and assumed inflation. Retirement and mortality rates are based primarily on actual plan experience and standard industry actuarial tables, respectively. As a result of the plan freeze, no additional benefits will be accrued for active participants under the plan, and accordingly no assumption will be made for the rate of increase in compensation levels in the future.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Third, the Company must determine the expected long-term rate of return on assets assumption that is used to determine the expected return on plan assets component of the net periodic pension cost for the subsequent year. The expected long-term rate of return on asset assumption was determined, with the assistance of the Company’s investment consultants, based on a variety of factors. These factors include, but are not limited to, the plan’s asset allocations, a review of historical capital market performance, historical plan performance, current market factors such as inflation and interest rates, and a forecast of expected future asset returns. The Company reviews this long-term assumption on an annual basis.

Recently Issued Accounting Standards

In June 2009, new accounting guidance was issued which established the FASB Accounting Standards Codification as the single source of authoritative US GAAP. Adoption of this guidance during our quarter ended September 30, 2009 changed the way we reference accounting standards and did not have a material impact on our consolidated financial statements.

In September 2008, the FASB issued new guidance which requires enhanced disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument, and require additional disclosure about the current status of the payment/performance risk of a guarantee. The adoption of this guidance effective for our consolidated financial statements for the fiscal quarter ended December 31, 2008 has had no effect on disclosures in our consolidated financial statements.

In December 2008, new guidance was issued which requires public entities to provide additional disclosures about transfers of financial assets and to provide additional disclosures about their involvement with variable interest entities. The adoption of this guidance during the quarter ended December 31, 2008 has had no effect on disclosures in our consolidated financial statements.

In September 2006, new accounting guidance was issued which refined the definition of fair value, established a framework for measuring fair value, and expanded disclosures about fair value measurements. We adopted this guidance for financial assets and liabilities effective October 1, 2008 and will apply this guidance for non-financial assets and liabilities beginning October 1, 2009.

In February 2007, additional accounting guidance was issued permitting the election of fair value measurement for many financial instruments and certain other items, with unrealized gains and losses on designated items recognized in earnings at each subsequent period. This guidance also established presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. We adopted this new guidance effective October 1, 2008 with no effect on our consolidated financial statements.

In June 2009, we adopted new accounting guidance issued in April 2009 to require quarterly fair value disclosures of financial instruments (previously required only annually) and further expanded disclosures about the methods and significant assumptions used to estimate fair value.

In January 2009, we adopted new accounting guidance issued in March 2008 to require additional qualitative and quantitative disclosures about how and why we use derivative instruments and hedging activities, including the accounting methods used and the impact on our consolidated financial statements. See Note 8.

In May 2009, new accounting guidance was issued which established principles and requirements for reporting events or transactions occurring after the balance sheet date. The guidance requires us to disclose the date through which subsequent events have been evaluated and whether it is the date the financial statements were issued. It also requires an entity to consider pro forma financial information disclosures if an unrecognized subsequent event is significant and to reissue financial statements filed with the SEC or other regulatory agencies if failure to do so could make the consolidated financial statements misleading. Adoption of this new guidance for our quarter ended June 30, 2009 did not have a material impact on our consolidated financial statements.

In December 2007, new accounting guidance was issued revising the method of accounting for a number of aspects of business combinations and noncontrolling interests (i.e. minority interests), such that more assets and liabilities will be measured at fair value as of the acquisition date. Certain contingent consideration liabilities will require remeasurement at fair value in each subsequent reporting period. Noncontrolling interests will initially be measured at fair value and classified as a separate component of equity.

Acquisition related costs, such as fees for attorneys, accountants, and investment bankers, will be expensed as incurred and no longer be capitalized as part of the business purchase price. For all acquisitions, regardless of the consummation date, deferred tax assets and uncertain tax position adjustments occurring after the measurement period will be recorded as a component of income tax expense, rather than adjusted through goodwill. This change is effective for our first quarter in fiscal 2010 and requires retrospective application for all prior comparative financial statements presented (e.g. reclassification of noncontrolling interests to appear in equity)

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements—(Continued)

In June 2008, new guidance was issued for determining whether instruments granted in share-based payment transactions are participating securities, mandating that unvested share-based payment awards containing non-forfeitable rights to dividends or dividend equivalents are participating securities and should be included in our computation of EPS using the two-class method. This change is effective for our first quarter of fiscal 2010 and requires retrospective application for all periods presented. The Company is assessing the potential effect this guidance will have on its consolidated financial statements.

In June 2009, new guidance was issued on transfers and servicing of financial assets to eliminate the concept of a qualifying special-purpose entity, change the requirements for off balance sheet accounting for financial assets including limiting the circumstances where off balance sheet treatment for a portion of a financial asset is allowable, and require additional disclosures. The guidance is effective for the Company’s 2011 fiscal year. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2009, new guidance was issued to revise the approach to determine when a variable interest entity (“VIE”) should be consolidated. The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity. The guidance on VIE’s requires companies to continually reassess VIEs to determine if consolidation is appropriate and provide additional disclosures. The guidance is effective for the Company’s 2011 fiscal year. The Company is assessing the potential effect this guidance will have on its consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Note 3 – Earnings (Loss) per Share

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below.

Year Ended September 30,	2009	2008	2007
(In millions, except share amounts)
Numerator:
Income from continuing operations	$9.8	$27.7	$(5.6)
Add: Interest on convertible debt, net of tax	0.9	1.4	—

Diluted income (loss) from continuing operations	10.7	29.1	(5.6)
Less: Income (loss) from discontinued operations	0.7	(0.1)	(1.1)
Add: Extraordinary gain	18.5	—	—

Diluted net income (loss)	$28.5	$29.2	$(4.5)

Denominator:
Weighted average number of:
Common shares outstanding	8,895,697	8,434,976	8,086,837
Dilutive potential common shares outstanding:
Share-based awards	514,680	492,663	—
Convertible debt	772,209	974,067	—

Diluted weighted-average shares	10,182,586	9,901,706	8,086,837

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the Accounting Standards Codification. The dilutive effect of convertible debt has been reflected in diluted net income per share by application of the if-converted method.

For fiscal years 2009, 2008, and 2007, options to purchase 825,302 shares, 121,341 shares, and 812,006 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive. For fiscal year 2007, 981,547 shares were excluded from the calculation of diluted earnings per share for convertible subordinated notes payable as they would have been anti-dilutive under the if-converted method.

Note 4 – Segregated Requirements

Pursuant to the requirements of the Commodity Exchange Act, funds deposited by customers of FCStone relating to futures and options on futures positions in regulated commodities must be carried in separate accounts which are designated as segregated customers’ accounts. Certain amounts in the accompanying table reflect reclassifications and eliminations required for regulatory filing and as a result, may differ from those presented in the accompanying consolidated statements of financial position. Funds deposited by customers and other assets, which have been aggregated as belonging to the commodity customers at September 30, 2009, are as follows:

September 30,	2009
(In millions)
Cash, at banks – segregated	$5.8
Securities – customer segregated	15.2
Securities held for customers in lieu of cash, at banks	2.0
Deposits with and receivables from:
Exchange-clearing organizations, including securities, net of omnibus eliminations	810.3
Other futures commission merchants	1.1
Securities held for customers in lieu of cash	4.9

Total customer-segregated funds	839.3
Amount required to be segregated	799.1

Excess funds in segregation	$40.2

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Funds deposited by customers and other assets, which are held in separate accounts for customers trading foreign futures and foreign options customers, at September 30, 2009 are as follows:

September 30,	2009
(In millions)
Cash – secured	$3.7
Equities with registered futures commissions merchants	8.9
Amounts held by members of foreign boards of trade	2.7

15.3
Amount required to be segregated	6.6

Excess funds in segregation	$8.7

Note 5 – Receivable from Customers, net

Receivable from customers, net includes a provision for bad debts, which reflects our best estimate of probable losses inherent in the receivable from customers, net. We determine the balance based on a specific identification basis. The provision for bad debts was $2.4 million at September 30, 2008. Bad debt expense of $2.0 million and $2.4 million and $0.1 million for fiscal 2009, 2008 and 2007, respectively, is included in ‘Other’ under the non-interest expenses section of the consolidated income statements.

Note 6 – Notes Receivable, net

As a result of the merger with FCStone, the Company acquired notes receivable with certain customers and an introducing broker which arose from previous customer account deficits. The note agreements were executed in order to strengthen collection efforts of the outstanding account deficit balances. At September 30, 2009, notes receivable related to customer account deficits were $18.2 million. The provision for bad debts reflects our best estimate of probable losses inherent in the notes receivable. A significant deficit account was introduced through an introducing broker relationship, with that broker contractually responsible for fifty percent of account deficits as determined in accordance with the terms of the introducing broker agreement. The Company has an executed promissory note for fifty percent of the energy trading customer account deficit from the introducing broker. The Company estimates the collectability on this note to be $6.1 million, and the note is secured by the introducing brokers’ future revenue stream, which comprises commissions collected by the Company, and for which the Company controls disbursement. The Company also has an executed promissory note for the total amount of the energy trading account deficit from the customer. The Company estimates the collectability on this note to be $9.2 million, with proceeds expected from the customer’s anticipated refund of income taxes paid in prior years. The Company continually reviews its provision for bad debts. The Company is uncertain as to the full collectability of the contractual amount from the introducing broker and customer. No assurances can be given as to the amount and timing of recovery that may be obtained under the promissory notes and profit sharing arrangement.

Additionally, in the normal course of operations the Company accepts notes receivable under sale/repurchase agreements with customers whereby the customers sell certain commodity inventory and agree to repurchase the commodity inventory at a future date at either a fixed or floating rate. These transactions are treated as secured borrowings rather than commodity inventory in the Company’s consolidated financial statements. At September 30, 2009, the Company had outstanding notes receivable of $4.0 million related to this program.

Sale/repurchase transactions involving fixed rates accrue commodity financing fees on the outstanding notes’ balance on a daily basis using an applicable interest rate stipulated under the agreement. The customers bear the risk of changes in market price while under contract. The Company maintains a futures account to hedge its price risk on these agreements by using futures contracts. The fixed price notes are carried at their principal balance, which approximates fair value.

Accrual of commodity financing income on any note is discontinued when, in the opinion of management, there is reasonable doubt as to the timely collectability of interest or principal. Nonaccrual notes are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely payment of principal and interest. The Company records a charge against operations for notes receivable losses when management believes that collectability of the principal is unlikely.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Note 7 – Financial Assets and Liabilities Reported at Fair Value

The Company’s financial assets and liabilities that are reported at fair value are included within the following captions on the consolidated balance sheets:

•	Cash and cash equivalents

•	Securities segregated under federal and other regulations

•	Deposits and receivables from exchange-clearing organizations

•	Financial instruments owned

•	Financial instruments sold, not yet purchased

The table below sets forth an analysis of financial instruments owned and financial instruments sold, not yet purchased. This is followed by tables that provide the information required by the Fair Value Measurements and Disclosures Topic of the Accounting Standards Codification for all financial assets and liabilities that are carried at fair value.

	September 30, 2009		September 30, 2008
(In millions)	Owned	Sold, not yet purchased	Owned	Sold, not yet purchased
Certificates of deposits	$10.0	$—	$—	$—
Common stock and ADR’s	7.9	2.5	18.3	5.8
Exchangeable foreign ordinary equities and ADR’s	10.5	10.5	35.0	35.1
Corporate and municipal bonds	20.0	—	80.2	—
U.S. and foreign government obligations	6.4	—	1.3	44.6
Derivatives	42.1	30.8	31.5	13.3
Commodities	105.4	83.7	49.9	52.7
Mutual funds and other	4.8	—	1.8	—
Investment in managed funds	2.7	—	11.9	—

	$209.8	$127.5	$229.9	$151.5

Fair Value Hierarchy

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2009 by level within the fair value hierarchy. As required by the Fair Value Measurements and Disclosures Topic of the Accounting Standards Codification, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy under the Fair Value Measurements and Disclosures Topic of the Accounting Standards Codification are:

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

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements—(Continued)

	September 30, 2009
(In millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - money market funds	$15.6	$—	$—	$—	$15.6

U.S. and foreign government obligations	—	2.0	—	—	2.0

Securities segregated under federal and other regulations (2)	—	2.0	—	—	2.0

Money market funds	710.1	—	—	—	710.1
U.S. and foreign government obligations	—	320.2	—	—	320.2
Derivatives	4,043.9	—	—	(4,346.3)	(302.4)

Deposits and receivables from exchange-clearing organizations (3)	4,754.0	320.2	—	(4,346.3)	727.9

Certificates of deposits	—	10.0	—	—	10.0
Common stock and ADR’s	15.9	1.3	1.2	—	18.4
Corporate and municipal bonds	14.5	1.2	4.3	—	20.0
U.S. and foreign government obligations	0.5	5.2	0.7	—	6.4
Derivatives	108.8	733.8	—	(800.5)	42.1
Commodities	—	137.3	—	(31.9)	105.4
Mutual funds and other	1.4	3.0	0.4	—	4.8
Investment in managed funds	—	—	2.7	—	2.7

Financial instruments owned	141.1	891.8	9.3	(832.4)	209.8

Total assets at fair value	$4,910.7	$1,214.0	$9.3	$(5,178.7)	$955.3

Liabilities:
Derivatives	$4,012.5	$—	$—	$(4,012.5)	$—

Payable to broker dealers, clearing organizations and counterparties	4,012.5	—	—	(4,012.5)	—

Common stock and ADR’s	11.2	1.8	—	—	13.0
Derivatives	115.0	683.3	—	(767.5)	30.8
Commodities	—	109.7	—	(26.0)	83.7

Financial instruments sold, not yet purchased	126.2	794.8	—	(793.5)	127.5

Total liabilities at fair value	$4,138.7	$794.8	$—	$(4,806.0)	$127.5

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.
(2)	Excludes $12.9 million within cash and securities segregated under federal and other regulations which are accounted for at other than fair value.
(3)	Excludes $171.1 million within deposits and receivables from exchange clearing organizations which are accounted for at other than fair value.

Realized and unrealized gains and losses are included within net dealer inventory and investment gains in the income statement.

Information on Level 3 Financial Assets and Liabilities

The Company’s financial assets at fair value classified within level 3 of the fair value hierarchy are as follows:

(In millions)	As of September 30, 2009
Total level 3 assets	$9.3
Level 3 assets for which the Company bears economic exposure	$9.3
Total assets	$1,555.7
Total financial assets at fair value	$955.3
Total level 3 assets as a percentage of total assets	0.6%
Level 3 assets for which the the Company bears economic exposure as a percentage of total assets	0.6%
Total level 3 assets as a percentage of total financial assets at fair value	1.0%

The following table sets forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the year ended September 30, 2009 including a summary of unrealized gains (losses) during the year on the Company’s level 3 financial assets and liabilities still held at September 30, 2009.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements—(Continued)

	Level 3 Financial Assets and Financial Liabilities For the Year Ended September 30, 2009
(In millions)	Balances at prior reporting date	Realized gains (losses) during period	Unrealized gains (losses) at reporting date	Purchases, issuances, settlements	Transfers in or out of Level 3	Balances at current reporting date
Assets:
Common stock and ADR’s	$2.9	$(0.2)	$(0.4)	$(1.1)	$—	$1.2
Corporate and municipal bonds	3.6	—	0.1	0.6	—	4.3
U.S. and foreign government obligations	—	—	(0.7)	—	1.4	0.7
Mutual funds and other	—	—	—	—	0.4	0.4
Investment in managed funds	11.9	1.0	(0.7)	(9.5)	—	2.7

	$18.4	$0.8	$(1.7)	$(10.0)	$1.8	$9.3

Note 8 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements at September 30, 2009 at the fair values of the related financial instruments. The Company will incur losses if the market value of the financial instruments increases subsequent to September 30, 2009. The total of $127.5 million at September 30, 2009 includes $30.8 million for derivative contracts, which represent a liability to the Company based on their fair values as of September 30, 2009.

Derivatives

The Company utilizes derivative products in a trading capacity as a dealer to satisfy client needs and mitigate risk. The Company manages risks from both derivatives and non-derivative cash instruments on a consolidated basis. The risks of derivatives should not be viewed in isolation, but in aggregate with the Company’s other trading activities. The Company’s derivative positions are included within the consolidated balance sheets under the caption ‘financial instruments owned, at fair value’ and ‘financial instruments sold, not yet purchased, at fair value’.

Listed below are the fair values of trading-related derivatives at September 30, 2009. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	September 30, 2009		September 30, 2008
(In millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$4,008.0	$3,974.6	$29.7	$12.6
OTC commodity derivatives	303.5	302.9
Exchange-traded foreign exchange derivatives	25.8	44.2	—	—
OTC Foreign exchange derivatives (2)	526.3	474.2	—	—
Interest rate derivatives	11.3	6.8
Equity index derivatives	11.6	3.4	1.8	0.2

Derivative contracts accounted for as hedges:
Interest rate derivatives	—	4.7	—	0.5

Gross fair value of derivative contracts	4,886.5	4,810.8	31.5	13.3
Impact of netting and collateral	(5,146.8)	(4,780.0)	—	—

Total fair value included in ‘Deposits and receivables from exchange-clearing organizations’	(302.4)
Total fair value included in ‘Financial instruments owned, at fair value’	$42.1		$31.5

Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$30.8		$13.3

(1)	As of September 30, 2009, The Company’s derivative contract volume for open positions was approximately 3.1 million contracts.
(2)	In accordance with agreements with counterparties, the Company is allowed to periodically take advances against its open trade fair value. Amount excludes advances against open trade fair value of $31.9 million outstanding at September 30, 2009.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The Company’s derivative contracts are principally held in its commodities business segment. The Company assists its commodities customers in protecting the value of their future production by entering into option or forward agreements with them on an OTC basis. The Company also provides its commodities customers with sophisticated option products, including combinations of buying and selling puts and calls. The Company mitigates its risk by effecting offsetting trades with market counterparties. The risk mitigation of these offsetting trades is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the Accounting Standards Codification.

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

The following table sets forth by major risk type the firm’s gains/(losses) related to trading activities, including both derivative and non-derivative financial instruments, for the year ended September 30, 2009 in accordance with the Derivatives and Hedging Topic of the Accounting Standards Codification. The gains/(losses) set forth below are included in ‘Net dealer inventory and investment gains’ in the consolidated income statements.

(In millions)	Year Ended September 30, 2009
Asset management	$(1.4)
Commodities	(24.7)

Total	$(26.1)

The Company has two interest rate swap contracts totaling $100 million in nominal amount at September 30, 2009, which were entered into in order to hedge potential changes in cash flows resulting from our variable rate LIBOR based borrowings, that are classified under the Derivatives and Hedging Topic of the Accounting Standards Codification as cash flow hedges. The effective portion of the swaps’ gain or loss for the year ended September 30, 2009, as calculated using the long-haul method, was a loss of $2.4 million, which has been reported in the consolidated balance sheets as a component of accumulated other comprehensive income (loss). This balance will be recognized in earnings over the remaining term of the swaps, as the hedged exposure affects interest expense. The ineffective portion of the swap gain or loss was a loss of $1.8 million and a loss of less than $0.1 million for the year ended September 30, 2009 and 2008, respectively, which is included in ‘Net dealer inventory and investment gains’ on the consolidated income statements.

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

The Company is a party to financial instruments in the normal course of its business through customer and proprietary trading accounts in exchange-traded and over-the-counter derivative instruments. These instruments are primarily the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements—(Continued)

with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held at September 30, 2009 were adequate to minimize the risk of material loss that could be created by positions held at that time. To attempt to mitigate risk, the Company has purchased credit-default swaps and credit insurance that provides some coverage against counterparty risk. The Company records the insurance premiums or premium paid for the swaps as a prepaid asset and amortizes that over the term of the policy or contract. At September 30, 2009, the Company held one credit-default swap with a fair value of $0.1 million. The fair value of this swap at September 30, 2009 is consistent with the amounts reported. Additionally, the Company monitors collateral market value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting, or customer agreements which reduces the exposure to the Company.

The Company is also a party to a guarantee of payment and performance by a third party of an ethanol marketing agreement with a risk management customer which would require the Company to purchase the output of the customer if the third party could not perform under the marketing agreement. The guarantee does not have a set term, and the underlying agreement cannot be terminated by the third party unless the customer breaches the agreement. The maximum potential amount of future payments required under the guarantee cannot be estimated because the underlying marketing agreement does not specify the amount or the price of the ethanol to be purchased during the term of the agreement. The price of the ethanol to be purchased is at the discretion of the Company.

Derivative financial instruments involve varying degrees of off-balance sheet market risk whereby changes in the fair values of underlying financial instruments may result in changes in the fair value of the financial instruments in excess of the amounts reflected in the consolidated balance sheets. Exposure to market risk is influenced by a number of factors, including the relationships between the financial instruments and the Company’s positions, as well as the volatility and liquidity in the markets in which the financial instruments are traded. The principal risk components of financial instruments include, among other things, interest rate volatility, the duration of the underlying instruments and changes in foreign exchange rates. The Company attempts to manage its exposure to market risk through various techniques. Aggregate market limits have been established and market risk measures are routinely monitored against these limits.

Note 9 – Physical Commodities Inventory

September 30,	2009	2008
(In millions)
Commodities in process	$8.7	$5.5
Finished commodities	98.2	51.9

	$106.9	$57.4

Physical commodities inventory is stated at the lower of cost or market value, determined using the specific identification weighted average price method. Commodities in process include commodities in the process of being recycled. At September 30, 2009, $105.3 million of physical commodities inventory served as collateral under one of the Company’s credit facilities, as detailed further in Note 14.

Note 10 – Property and Equipment, net

September 30,	2009	2008
(In millions)
Property and equipment
Furniture, fixtures and equipment	$6.2	$3.2
Building	0.6	0.6
Leasehold improvements	1.0	1.1

Total property and equipment	7.8	4.9
Less: Accumulated depreciation and amortization	(3.1)	(2.4)

Property and equipment, net	$4.7	$2.5

Property and equipment, net are stated at cost and are net of accumulated depreciation and amortization. During fiscal years 2009, 2008, and 2007, depreciation and amortization expense was $0.7 million, $0.6 million, and $0.5 million, respectively.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Note 11 – Goodwill

The Company acquired the Gainvest group of companies (“INTL Gainvest”), specialists in local markets securitization and asset management in Argentina, Brazil and Uruguay, in May 2007. Pursuant to the terms of this acquisition, the Company made a final payment in June of 2009 of $1.4 million which was recorded as goodwill during the quarter ended June 30, 2009.

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

Goodwill allocated to the Company’s operating segments is as follows:

September 30,	2009	2008
(In millions)
Equities trading	$4.6	$2.5
Foreign exchange trading	6.3	6.3
Commodities trading	2.4	—

Goodwill	$13.3	$8.8

Note 12 – Intangible Assets

September 30,	2009	2008
(In millions)
Intangible assets
Noncompete agreement	$0.4	$0.4
Trade name	0.6	0.6
Customer base	0.2	0.2

Total intangible assets	1.2	1.2
Less: Accumulated amortization	(0.8)	(0.6)

Intangible assets, net	$0.4	$0.6

Amortization expense amounted to $0.2 million, $0.3 million, and $0.1 million for the years ended September 30, 2009, 2008 and 2007, respectively. Estimated future amortization expense based on existing intangible assets is $0.2 million, $0.1 million, and $0.1 million for the years ended September 30, 2010, 2011, and 2012, respectively. For fiscal 2009 and 2008, all of the unamortized intangible assets were allocated to the Company’s securities trading segment.

Note 13 – Related Party Transactions

As of September 30, 2009, the Company had an investment valued at $2.7 million in the INTL Trade Finance Fund Limited, a fund managed by the Company’s wholly-owned subsidiary, INTL Capital Limited. This fund invests primarily in global trade finance-related assets and is included in ‘Investment in managed funds, at fair value’ on the consolidated balance sheets. During the quarter ended June 30, 2009, the Company redeemed its interest in the INTL Consilium Convertible Arbitrage Fund (“the ICCAF fund”). Under the provisions of the Consolidation Topic of the Accounting Standards Codification, the Company was previously required to consolidate the ICCAF fund as a variable interest entity with effect from the quarter ended June 30, 2008. Accordingly, these consolidated financial statements include the effect of deconsolidation of the ICCAF fund during the quarter ended June 30, 2009.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Note 14 – Payable to Lenders under Loans and Overdrafts

As of September 30, 2009 the Company had seven credit facilities under which the Company may borrow up to $287.0 million, subject to certain conditions. Additionally, the Company has subordinated notes outstanding of $1.5 million with various individuals as discussed below. Interest expense related to the Company’s credit facilities was approximately $2.5 million, $5.5 million and $5.1 million for the years ended September 30, 2009, 2008 and 2007, respectively.

The Company’s credit facilities at September 30, 2009 consisted of the following:

•

A one-year, renewable, revolving syndicated committed loan facility established on June 26, 2009 under which the Company’s subsidiary, INTL Commodities, Inc. (‘INTL Commodities’) is entitled to borrow up to $62 million, subject to certain conditions. There are three commercial banks that are the underlying lenders within the syndicate group. The loan proceeds are used to finance the activities of INTL Commodities and are secured by its assets. Unused portions of the margin line require a commitment fee of 0.75% on the unused commitment. The interest rate for the facility ranges between 2.00% over the federal funds rate (0.07% at September 30, 2009) or 3.25% over the LIBOR rate for the applicable term, at INTL Commodities’ election. The facility is guaranteed by the Company.

•

A demand facility established on March 5, 2008, under which the Company’s subsidiary, INTL Commodities DMCC, may borrow up to $15 million, subject to certain conditions. The facility is secured by inventory and receivables and is guaranteed by the Company.

•

Two additional lines of credit with a commercial bank under which the Company may borrow up to $60 million, subject to certain conditions. One of these lines of credit is secured by certain of the Company’s assets. The other is secured by a pledge of shares held in certain of the Company’s foreign subsidiaries. The interest rate on these facilities was 2.40% over one-month LIBOR (approximately 0.40% at September 30, 2009).

•

An unsecured line of credit with a syndicate of lenders, administered by Bank of Montreal under which FCStone may borrow up to $75.0 million. This line is intended to provide short term funding of margin to exchanges as necessary and is subject to annual review. The continued availability of this line of credit is subject to FCStone’s financial condition and operating results continuing to be satisfactory as set forth in the agreement. Borrowings under the margin line are on a demand basis and bear interest at 1.50% plus the greater of (a) the prime commercial rate; (b) the federal fund rate plus one half of 1%; and (c) LIBOR plus 1.00%. The agreement contains financial covenants related to FCStone’s tangible net worth, leverage ratio, and net capital, as defined. The Company was in compliance with these covenants as of September 30, 2009. Unused portions of the margin line require a commitment fee of 0.50% on the unused commitment. There were no borrowings outstanding under these lines of credit at September 30, 2009. FCStone paid fees and other debt issuance costs of $1.0 million in connection with the credit facility, which are being amortized over a twelve month period.

•

An uncommitted line of credit agreement with Fortis Capital Corp. (Fortis) in the amount of $20.0 million, available for loans and documentary and standby letters of credit (“LOC’s”). Each loan or LOC shall be used to finance self liquidating transactions involving the purchase, storage, hedging, and sale of grains, crude oil, natural gas, petroleum products, or other physical commodities acceptable to Fortis that are traded on commodities exchanges, as well as, repurchase agreements with counterparties acceptable to Fortis. All loans are payable on demand, and in no event shall be outstanding for more than 180 days, unless agreed by Fortis. All LOC’s shall have expiration dates not later than 180 days after the issuance date, unless agreed by Fortis. FCStone Merchant Services’ obligation to Fortis is secured by a perfected security interest in all personal property and fixtures of FCStone Merchant Services, including the inventory, accounts receivable, hedge contracts, and the proceeds from the specific commodity transaction financed. Loans under the facility bear interest at a variable rate determined in accordance with the terms of the agreement. At September 30, 2009, the line of credit was bearing interest at an annual rate of 5.03%. The agreement contains financial covenants related to FCStone Merchant Services’ working capital and ratio of total outstanding loans and extensions of credit from all banks and institutions to tangible net worth, as defined. FCStone Merchant Services was in compliance with the requirements throughout and as of the period ended September 30, 2009.

•

A senior subordinated debt agreement between FCStone and a syndicate of lenders, administered by Bank of Montreal. FCStone’s ability to draw on the subordinated debt facility expired, however funds drawn on the facility as of September 30, 2009 will mature on July 22, 2010 if the Company remains in compliance with all financial covenants. Borrowings under the subordinated debt are on a demand basis and bear interest at LIBOR plus 3.00%. The Company had $55.0 million in borrowings on the subordinated debt line at September 30, 2009.

•

FCStone has subordinated notes with various individuals, amounting to $1.5 million at September 30, 2009. The notes are variable rate notes, and bear interest at a rate equal to the prime rate as published in The Wall Street Journal, which was 3.25% at September 30, 2009. One note matures on January 3, 2010, and the remaining two notes mature on June 30, 2010, and are subordinated as defined by CFTC regulations.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements—(Continued)

At September 30, 2009, the Company had the following credit facilities and outstanding borrowings:

Security	Renewal / Expiration Date	Total Commitment	Amounts Outstanding
Certain foreign exchange assets	December 31, 2009	$25.0	$11.1
Certain pledged shares	December 31, 2009	35.0	34.9
Certain commodities assets	On demand	15.0	—
Certain commodities assets	June 29, 2010	62.0	60.0
None	June 23, 2010	75.0	—
Certain commodities assets	On demand	20.0	2.7
Subordinated debt	July 22, 2010	55.0	55.0
Subordinated debt	June 30, 2010, January 3, 2010	1.5	1.5

		$288.5	$165.2

The Company is in the process of renewing the two facilities which are committed until December 31, 2009.

Note 15 – Convertible Subordinated Notes and Debt Issuance Costs

The Company had $16.7 and $16.8 million in aggregate principal amount of the Company’s senior subordinated convertible notes due 2011 (‘Notes’) outstanding as of September 30, 2009 and 2008, respectively. The Notes are general unsecured obligations of the Company and bear interest at the rate of 7.625% per annum, payable quarterly in arrears. Debt issuance costs are net of accumulated amortization of $0.9 million and $0.6 million at September 30, 2009 and 2008, respectively. Amortization charged to interest expense in the consolidated income statements was $0.3 million for fiscal years 2009 and 2008, respectively.

During September 2008, Notes with a principal balance of $8.2 million and accrued interest of $0.1 million were converted into 325,755 common shares at the election of the Note holders. During October 2008, Notes with a principal balance of $0.1 million were converted into 4,359 common shares at the election of the holders of those Notes. During September 2009, the Company issued an additional 8,239,319 shares in conjunction with its acquisition of FCStone. As a result of this transaction, the conversion price was reduced to $21.79 per share. As of September 30, 2009, the remaining Notes are convertible by the holders into 767,886 shares of common stock of the Company.

If the dollar-volume weighted average price of the common stock exceeds $38.25, subject to certain adjustments, for any twenty out of thirty consecutive trading days, the Company will have the right to require the holders of the Notes to convert all or any portion of the Notes into shares of common stock at the then-applicable conversion price.

In the event that the Consolidated Interest Coverage Ratio for the 12 months preceding the end of any fiscal quarter is less than 2.0, the interest rate on the Notes will be increased by 2.0% to 9.625% per annum, effective as of the first day of the following fiscal quarter. Through the quarter ended September 30, 2009, no such increase has been necessary. Holders may redeem their Notes at par if the interest coverage ratio set forth in the Notes is less than 2.75 for the twelve-month period ending December 31, 2009.

The Company entered into a separate Registration Rights Agreement with the holders of the Notes, under which the Company was required to file with the U.S. Securities and Exchange Commission (‘the SEC’) a Registration Statement on Form S-3 within a specified period of time. The Registration Statement was declared effective by the SEC on October 24, 2006. The Company is required, under the Registration Rights Agreement, to maintain the effectiveness of the Registration Statement, failing which it could become liable to pay holders of the Notes liquidated damages of 1% of the value of the Notes, plus a further 1% for every 30 days that it remains ineffective thereafter, up to an aggregate maximum of 10% of the value of the Notes. At September 30, 2009 the Company was in compliance with its requirements under the Registration Rights Agreement.

Note 16 – Commitments and Contingencies

As discussed in Note 11– Goodwill, the Company has a contingent liability relating to the acquisition of CIBSA which may result in the payment of additional consideration in March of 2010 & 2011.

As discussed in Note 15 – Convertible Subordinated Notes and Debt Issuance Costs, the Notes may be converted into shares of common stock of the Company at any time by the holders. The Notes also contain a provision to increase the interest rate by 2%, subject to certain conditions measured on a quarterly basis.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Operating Leases

The Company is obligated under various noncancelable operating leases for the rental of office facilities, service obligations and certain office equipment, and accounts for these lease obligations on a straight line basis. The expense associated with operating leases amounted to $1.9 million, $2.4 million, and $2.1 million for fiscal years 2009, 2008 and 2007, respectively. The expenses associated with the operating leases and service obligations are reported in the consolidated income statements within occupancy and equipment rental, clearing and related and other expenses. With the acquisition of FCStone, the Company’s commitments have increased significantly to include additional offices, equipment, automobiles and a plane.

Future aggregate minimum lease payments under noncancelable operating leases as of September 30, 2009 are as follows:

Year ending September 30, (In millions)
2010	$5.2
2011	3.4
2012	2.5
2013	2.2
2014	2.0
Thereafter	3.8

$19.1

Exchange Member Guarantees

The Company is a member of various exchanges that trade and clear futures and option contracts. Associated with its membership, the Company may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchange. While the rules governing different exchange memberships vary, in general the Company’s guarantee obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Any potential contingent liability under these membership agreements cannot be estimated. The Company has not recorded any contingent liability in the consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote.

Impairment

The Company recorded an impairment charge of $1.1 million in the fourth quarter of 2009 in connection with INTL Sieramet LLC, a corporation in which it holds a 55% equity interest. This amount is recorded in ‘Other’ under the ‘Non-interest expenses’ section of the Consolidated Income Statements. The impairment charge is to recognize the uncertain future of INTL Sieramet’s operations and the possibility that there may be incomplete recovery of the full value of its assets.

Securities Litigation

FCStone and certain officers of FCStone were named as defendants in an action filed in the United States District Court for the Western District of Missouri on July 15, 2008. A consolidated amended complaint was subsequently filed on September 25, 2009. The action, which purports to be brought as a class action on behalf of purchasers of FCStone common stock between November 15, 2007 and February 24, 2009, seeks to hold defendants liable under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 for allegedly false statements and failure to disclose adverse facts relating to an interest rate hedge, the bad debt reserve of FCStone and losses sustained by FCStone in connection with a customer’s energy trades. FCStone filed a motion to dismiss this amended complaint, along with supporting documents, on November 24, 2009.

A purported shareholder derivative action was filed against FCStone (solely as a nominal defendant) and certain officers and directors of FCStone on August 5, 2008 in the Circuit Court of Platte County, Missouri, alleging breaches of fiduciary duties, waste of corporate assets and unjust enrichment. An amended complaint was subsequently filed on May 6, 2009 to add claims based upon the losses sustained by FCStone arising out of a customer’s energy trading. On July 2, 2009 FCStone filed a motion to dismiss and supporting documents. On July 7, 2009, the same plaintiff filed a motion for leave to amend the existing case to add a purported class action claim on behalf of the holders of FCStone common stock. If amended, the complaint would allege that the defendants breached their fiduciary duties by engaging in an unfair process in connection with the contemplated acquisition of FCStone by the Company. FCStone, to the extent it is named as a direct defendant, and the individual defendants intend to defend against the complaint vigorously.

On July 8, 2009, a purported class action complaint was filed against FCStone and its directors, as well as International Assets Holding Corporation and International Assets Acquisition Corp. in the Circuit Court of Clay County, Missouri by two individuals who purported to be stockholders of FCStone. The plaintiffs purported to bring this action on behalf of all stockholders of FCStone. The complaint alleged that FCStone and its directors breached their fiduciary duties by failing to maximize stockholder value in connection with the contemplated

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements—(Continued)

acquisition of FCStone by International Assets Holding Corporation. The complaint also alleged that FCStone, International Assets Holding Corporation and International Assets Acquisition Corp. aided and abetted the directors’ alleged breach of fiduciary duties. The plaintiffs sought to permanently enjoin the transaction between FCStone and International Assets Holding Corporation, monetary damages in an unspecified amount attributable to the alleged breach of duties, and legal fees and expenses. The plaintiffs did not succeed in enjoining the transaction. This complaint has subsequently been consolidated with the complaint filed in the Circuit Court of Platte County, Missouri, and will fall under the jurisdiction of that court. A combined, amended complaint is expected to be served on the defendants towards the end of calendar 2009. All of the defendants intend to defend against the complaint vigorously.

Sentinel Litigation

On August 29, 2008, the bankruptcy trustee of Sentinel filed adversary proceedings against one of the Company’s subsidiaries, FCStone, LLC, and 10 other futures commission merchants in the Bankruptcy Court for the Northern District of Illinois seeking avoidance of alleged transfers or withdrawals of funds received by the futures commission merchants within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions and disallowance of the proof of claim filed by FCStone, LLC. The trustee seeks recovery of pre- and post-petition transfers totaling approximately $15.5 million. On April 8, 2009, the bankruptcy trustee filed an amended complaint adding a claim for unjust enrichment. FCStone, LLC has answered the complaints and all parties have entered into the discovery phase of the litigation. The Sentinel cases have recently been reassigned within the United States District Court for the Northern District of Illinois, and a trial in this matter is expected to be set for mid to late 2010. However, FCStone, LLC intends to defend the matter vigorously, and to coordinate its defense with the other futures commission merchants.

Convertible Noteholder Litigation

On November 16, 2009, an investor in a principal amount of $3.7 million of the Company’s senior subordinated convertible notes due 2011 (“the Notes”), Portside Growth and Opportunity Fund (“Portside”), managed by Ramius LLC, served a notice of motion for summary judgment on the Company, claiming that the FCStone transaction resulted in a change of control as defined in the Notes; and that, as a result, the Company should have afforded Portside the opportunity to have the Notes redeemed at a 15% premium. Portside is also claiming default interest at the rate of 15% per annum established in the Notes. The Company is of the view that the FCStone transaction did not result in a change of control as defined in the Notes and intends to defend the matter vigorously. In the event that the Company does not prevail in this litigation, then the Company would be obligated to pay to Portside the principal amount of the Notes, the premium of 15%, accrued interest and attorneys’ fees. It is also possible that the other holders of the notes would also seek to redeem their Notes. These other Notes have a principal balance of approximately $13.0 million.

We are currently unable to predict the outcome of these claims and believe their current status does not warrant accrual under the guidance of the Contingencies Topic of the Accounting Standards Codification, since the amount of any liability is neither probable nor reasonably estimable. As such, no amounts have been accrued in the consolidated financial statements. We intend to vigorously defend the claims against us and will continue to monitor the litigation and assess the need for future accruals. In light of the nature of the Company’s activities, it is possible that the Company may be involved in litigation in the future, which could have a material adverse impact on the Company and its financial condition and results of operations.

From time to time and in the ordinary course of our business, we are a plaintiff or are a defendant in other legal proceedings related to various issues, including worker’s compensation claims, tort claims, contractual disputes and collections. We carry insurance that provides protection against certain types of claims, up to the policy limits of our insurance. It is the opinion of management that none of the other known legal actions will have a material adverse impact on the our financial position, results of operations or liquidity.

Change in Control Contingency

In connection with the FCStone Transaction, certain of FCStone’s management and executive officers are participants in FCStone’s Change in Control Severance Plan (“the Severance Plan”). The Severance Plan provides that if during the two-year period following the completion of the merger agreement, a participant terminates their employment for “good reason” or the Company terminates the participant’s employment other than for “cause” or on account of death or disability, the Company will be committed to pay certain compensation amounts to the participant in a lump sum amount. The maximum potential commitment for all participants is $5.4 million. At September 30, 2009, no actions have occurred or are anticipated which would trigger payments under the Severance Plan.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Note 17 – Capital and Other Regulatory Requirements

Our wholly-owned subsidiary INTL Trading, Inc. (“INTL Trading”) is a registered broker dealer and member of the Financial Industry Regulatory Authority (“FINRA”) and is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital, and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. Equity capital may not be withdrawn if the resulting net capital ratio would exceed 10 to 1. At September 30, 2009, INTL Trading’s net capital was $1.5 million, which was $0.5 million in excess of its minimum requirement.

Pursuant to the rules, regulations, and requirements of the CFTC and other regulatory agencies, FCStone is required to maintain certain minimum net capital as defined in such rules, regulations, and requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. FCStone’s adjusted net capital and minimum net capital requirement at September 30, 2009 were $63.2 million and $34.8 million, respectively.

FCC Investments, Inc. is required to maintain certain net capital as defined by the Securities and Exchange Commission. At September 30, 2009, FCC Investments, Inc. net capital was $0.4 million and the minimum net capital requirement was $0.3 million.

FCStone Australia Pty Ltd is regulated by the Australian Securities and Investment Commission and is subject to a minimum capital requirement which at September 30, 2009 was $50,000.

INTL Capital Limited (‘INTL Capital’), is regulated by the Dubai Financial Services Authority, in the United Arab Emirates, and was subject to a minimum capital requirement of approximately $0.5 million as of September 30, 2009.

Note 18 – Acquisition of FCStone Group, Inc.

On September 30, 2009, the Company acquired FCStone Group, Inc. (“FCStone”) through the issuance of 8,239,319 shares of the Company’s common stock. As a result of the acquisition, FCStone became a wholly-owned subsidiary of the Company.

FCStone is an integrated risk management company that provides risk management consulting and transaction execution services to commercial commodity intermediaries, end-users and producers. The Company believes that the acquisition will create a leading global provider of consulting and trade execution services. Management believes the combined entity will be better positioned to take advantage of market opportunities and enjoy better access to capital sources. In addition to those factors, other primary factors for the acquisition includes revenue diversification, additional product offerings, creation of critical mass, enhanced geographic footprint, expanded shareholder base and liquidity in the stock and an experienced management team.

Since the acquisition was completed on September 30, 2009, which is the last day of the Company’s fiscal year end, no results of operations from FCStone have been included in the Company’s consolidated income statement for the year ended September 30, 2009.

The purchase price of approximately $137.6 million includes the fair value of common stock issued and estimated acquisition costs. The components of the purchase price are as follows:

(in millions, except share and per share amounts)	September 30, 2009
Number of shares of International Assets common stock issued	8,239,319
Weighted average price per share of International Assets common stock, for the period covering two days immediately before and after September 30, 2009	$16.45

Consideration attributable to issuance of International Assets common stock	$135.5
International Assets acquisition costs	2.1

Total purchase price	$137.6

In connection with the merger, the holders of FCStone common stock and stock options became holders of the Company’s common stock and stock options, respectively. As a result of the acquisition, all unvested FCStone stock options became fully vested as of the effective date of the acquisition. Each outstanding share of common stock of FCStone was converted into .295 shares (the exchange ratio) of the Company’s common stock. In addition, each outstanding vested FCStone stock option granted under FCStone’s stock option plan was converted into a vested option to purchase shares of the Company’s common stock, with adjustments to the number of shares and the strike price to reflect the exchange ratio.

The fair value of the common stock issued was determined using a value of $16.45 per share, which represents the average closing price of the Company’s common stock for the five-day period comprised of the two days prior to, and the two days subsequent to the date of the acquisition on September 30, 2009.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The total purchase price of the assets acquired and liabilities assumed for the acquisition of FCStone is allocated to the net tangible and intangible assets based on their estimated fair value as of the date of the acquisition. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Applying purchase accounting resulted in the mark-up of FCStone’s exchange memberships and stock to fair market value, resulting in an increase of $2.6 million to exchange memberships and stock, net of estimated deferred income taxes of $1.8 million, the recording of an actuarial loss of $0.5 million on the FCStone defined-benefit pension plan and a decrease to the recorded Agora-X minority interest balance of $4.4 million.

The allocation of the purchase price to assets acquired and liabilities assumed as of the date of acquisition resulted in negative goodwill. In accordance with SFAS 141, the negative goodwill was allocated as a pro rata deduction of the amounts assigned to the assets acquired excluding financial assets, deferred taxes and other current assets. This resulted in the allocation of negative goodwill to the writing down of $4.2 million in non-current assets, net of estimated deferred taxes of $2.9 million. The remaining negative goodwill of $18.5 million has been recognized as an extraordinary item in the consolidated income statement for the year ended September 30, 2009.

Book value of net assets acquired at September 30, 2009	$153.8
Adjusted for:
FCStone mark-up of exchange memberships and stock, net of deferred income taxes	2.6
FCStone write-down of non-current assets, net of deferred income taxes	(4.2)
FCStone pension actuarial loss	(0.5)
FCStone adjustment to Agora-X minority interest	4.4

Adjusted book value of net assets acquired	156.1
Adjusted for:
Excess net assets over purchase price (negative goodwill)	(18.5)

Total purchase price	$137.6

The Company does not currently expect any further material changes to the purchase price allocation.

The following presents a condensed balance sheet of FCStone as of the September 30, 2009 acquisition date, after applying purchase accounting to the balances as per the reconciliation above:

September 30,	2009
ASSETS

Cash and cash equivalents	$24.2
Cash and securities segregated under federal and other regulations	14.9

Deposits and receivables from:
Exchange-clearing organizations	899.0
Broker-dealers and futures commission merchants	45.9
Counterparties	14.7

Receivable from customers, net	8.4
Notes receivable from customers, net	22.2
Income taxes receivable	40.2
Financial instruments owned, at fair value	59.5
Deferred income taxes	27.7
Other assets	17.0

Total assets	$1,173.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$49.8
Payables to:
Customers - regulated	811.6
Customers - unregulated	71.7
Lenders under loans and overdrafts	2.7
Financial instruments sold, not yet purchased, at fair value	23.7

959.5
Subordinated debt	56.5

Total liabilities	1,016.0

Minority owners’ interest in consolidated entities	1.6

Stockholders’ equity	156.1

Total liabilities and stockholders’ equity	$1,173.7

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The following table presents the unaudited pro forma condensed consolidated results of continuing operations of the Company as if the acquisition were completed as of the beginning of each of the fiscal years presented below.

UNAUDITED, PRO FORMA (In millions, except share and per share numbers)	For the Fiscal Year Ended September 30, 2009	For the Fiscal Year Ended September 30, 2008

Income Statement
Operating revenues	$320.6	$453.4
Interest expense	12.5	16.9
Non-interest expenses	391.6	313.4

(Loss) income before income tax and minority interest	(83.5)	123.1
Income tax	(37.1)	47.9
Minority interest	(0.4)	(1.2)

(Loss) income from continuing operations	$(46.0)	$76.4

(Loss) earnings from continuing operations per share:
- Basic	$(2.69)	$4.60

- Diluted	$(2.69)	$4.14

Weighted-average number of common shares outstanding:
- Basic	17,116,639	16,620,931

- Diluted	17,116,639	18,437,296

The unaudited pro forma amounts are presented for illustrative purposes only and are not necessarily indicative of expected future consolidated results of continuing operations. FCStone’s results have been included using the results from their August 31 fiscal years. Pro forma adjustments were made to exclude $9.9 million and $1.3 million from FCStone’s expenses for the fiscal year ended August 31, 2009 and 2008, respectively, net of taxes of $6.0 million and $0.8 million at August 31, 2009 and 2008, respectively. Average basic and diluted shares outstanding were adjusted to reflect the exchange ratio of 0.295 shares of the Company for each FCStone common share.

Note 19 – Employee Stock-Based Compensation and Savings Plans

Stock-based compensation expense is included within Compensation and benefits in the consolidated income statements and totaled $1.9 million, $1.5 million and $0.8 million for 2009, 2008 and 2007, respectively.

Stock Option Plans

The Company sponsors a stock option plan for its directors, officers, employees and consultants. At September 30, 2009, 782,504 shares were authorized for future grant under our stock plan. Awards that expire or are canceled generally become available for issuance again under the plan. We settle stock option exercises with newly issued shares of common stock.

Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted average assumptions:

Year Ended September 30,	2009	2008	2007
Expected stock price volatility	114%	61%	66%
Expected dividend yield	0%	0%	0%
Risk free interest rate	2.23%	3.17%	4.54%
Average expected life (in years)	4.70	2.96	3.50

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

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The following is a summary of stock option activity through September 30, 2009:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2008	464,559	584,207	$9.31	3.27	$8.6

Additional shares authorized	1,435,152
Granted	(1,126,622)	1,126,622	$24.22
Exercised		(84,760)	$4.51
Forfeited	9,415	(9,415)	$16.79

Balances at September 30, 2009	782,504	1,616,654	$19.91	4.58	$8.6

Exercisable at September 30, 2009		1,116,420	$24.54	4.54	$4.6

Total compensation cost not yet recognized for non-vested stock option awards is $1.3 million at September 30, 2009 and has a weighted average period of 2.03 years over which the compensation expense is expected to be recognized. The total intrinsic value of options exercised during fiscal years 2009, 2008, and 2007 was $0.6 million, $5.3 million, and $3.8 million, respectively.

The options outstanding as of September 30, 2009 are as follows:

Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)
$ — - $ 5.00	294,299	$2.46	3.26
5.00 - 10.00	435,220	$7.05	5.02
10.00 - 15.00	70,746	$10.69	0.61
15.00 - 20.00	368,257	$18.63	5.22
20.00 - 25.00	33,223	$23.25	1.51
25.00 - 30.00	94,981	$28.28	1.67
30.00 - 35.00	1,476	$34.25	2.84
35.00 - 40.00	—	n/a	n/a
40.00 - 45.00	—	n/a	n/a
45.00 - 50.00	—	n/a	n/a
50.00 - 55.00	318,452	$54.23	6.53

Outstanding, September 30, 2009	1,616,654

Restricted Stock Plan

The Company sponsors a restricted stock plan for its directors, officers and employees. At September 30, 2009, 552,449 shares were authorized for future grant under our restricted stock plan. Awards that expire or are canceled generally become available for issuance again under the plan. We settle restricted stock with newly issued shares of common stock.

The following is a summary of all restricted stock activity through September 30, 2009:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2008	657,184	84,397	$26.01	2.25	$2.0

Granted	(122,953)	122,953	$8.59
Vested		(25,604)	$25.86
Forfeited	18,218	(18,218)	$25.51

Balances at September 30, 2009	552,449	163,528	$12.99	2.68	$2.7

Total compensation cost not yet recognized for non-vested stock awards is $1.5 million at September 30, 2009 and has a weighted average period of 2.68 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Savings Plans

The Company has a Savings Incentive Match Plan for Employees IRA (‘SIMPLE IRA’). Participating U.S. employees of International Assets Holding Corporation may contribute up to 100% of their salary, but not more than statutory limits. We contribute a dollar for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant’s earnings. U.K. based employees of International Assets Holding Corporation are eligible to participate in a defined contribution pension plan (‘pension plan’). The Company contributes double the employees contribution up to 10% of total base salary for this plan. For both plans, employees are 100% vested in both the employee and employer contributions at all times. For fiscal years 2009, 2008, and 2007, the Company’s contribution to savings plans was $0.5 million, $0.5 million, and $0.4 million, respectively.

As a result of the Company’s acquisition of FCStone, the Company has two additional plans, the Thrift/Savings Plan for Cooperatives 401(k) plan and the FCStone Group Employee Stock Ownership Plan. The FCStone Group Employee Stock Ownership Plan has been frozen as a result of the acquisition. The Thrift/Savings Plan for Cooperatives 401(k) plan matches 50% of contributions up to 10% of a participant’s earnings, but not more than statutory limits.

Note 20 – Defined Benefit Retirement Plan

As a result of its acquisition of FCStone, the Company has a noncontributory retirement plan, which is a defined benefit plan that covers certain employees, and which was frozen to new employees prior to the acquisition. No additional benefits will be accrued for active participants under the plan. The plan freeze represents a curtailment under the Compensation – Retirement Benefits Topic of the FASB Accounting Standards Codification. The Company’s funding policy as it relates to this plan is to fund amounts that are intended to provide for benefits attributed to service to date.

Also as a result of its acquisition of FCStone, the Company has a nonqualified noncontributory defined benefit retirement plan covering certain executive employees, and which was frozen prior to the acquisition. No additional benefits will be accrued for active participants under the plan. The Company’s funding policy as it relates to this plan is to fund amounts that are intended to provide for benefits attributed to service to date.

To account for the defined benefit pension plans in accordance with the Compensation – Retirement Benefits Topic of the FASB Accounting Standards Codification the Company must make two main determinations at the end of each year. These determinations are reviewed annually and updated as necessary, but nevertheless, are subjective and may vary from actual results.

First, the Company must determine the actuarial assumptions for the discount rate used to reflect the time value of money in the calculation of the projected benefit obligations for the end of the current fiscal year and to determine the net periodic pension cost for the subsequent period. The objective of our discount rate assumption is to reflect the interest rate at which pension benefits could be effectively settled. In making this determination, the Company took into account the timing and amount of benefits that would be available under the plans. The discount rate at September 30, 2009 is based on a model portfolio of high-quality fixed-income debt instruments with durations that are consistent with the expected cash flows of the benefit obligations.

Second, the Company must determine the expected long-term rate of return on assets assumption that is used to determine the expected return on plan assets component of the net periodic pension cost for the subsequent period. The expected long-term rate of return on asset assumption was determined, with the assistance of the Company’s investment consultants, based on a variety of factors. These factors include, but are not limited to, the plan’s asset allocations, a review of historical capital market performance, historical plan performance, current market factors such as inflation and interest rates, and a forecast of expected future asset returns. The Company reviews this long-term assumption on an annual basis.

As a result of the plan freeze, no additional benefits will be accrued for active participants under the plan, and accordingly no assumption will be made for the rate of increase in compensation levels in the future.

The following table sets forth the actual asset allocation as of September 30, 2009, and the target asset allocation for the Company’s plan assets:

	Actual Allocation	Target Asset Allocation
Equity securities	66%	65% to 75%
Debt Securities	34%	25% to 35%

Total	100%

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The long-term goal for equity exposure and for fixed income exposure is presented above.

The exact allocation at any point in time is at the discretion of the investment manager, but should recognize the need to satisfy both the volatility and the rate of return objectives for equity exposure and satisfy the objective of preserving capital for the fixed income exposure.

The investment philosophy of the Company’s pension plans reflect that over the long-term, the risk of owning equities has been and should continue to be rewarded with a greater return than that available from fixed income investments. The primary objective is for the plan to achieve a minimum average total rate of return of four percentage points above the rate of inflation.

Investments in the Company’s pension plans include debt and equity securities. The fair value of plan assets is based upon the fair value of the underlying investments, which include cash equivalents, common stocks, U.S. government securities and federal agency obligations, municipal and corporate bonds, and equity funds. Cash equivalents consist of short-term money market funds that are stated at cost, which approximates fair value. The shares of common stock, U.S. government securities and federal agency obligations, municipal and corporate bonds are stated at estimated fair value based upon quoted market prices, if available, or dealer quotes. The equity funds are investment vehicles valued using the net asset value (“NAV”) provided by the administrator of the fund. The NAV is based on the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Equity securities did not include any International Assets Holding Corporation common stock at September 30, 2009.

The Company is required to recognize the funded status of its defined benefit pension plans measured as the difference between plan assets at fair value and the projected benefit obligation on the consolidated balance sheet at September 30, 2009 and to recognize changes in the funded status, that arise during the period but are not recognized as components of net periodic pension cost, within accumulated other comprehensive income, net of taxes. Plan assets totaled $18.9 million as of September 30, 2009, and the accumulated benefit obligation and projected benefit obligation was $35.6 million. The retirement benefit obligation was determined using a discount rate of 5.90% and an expected return on plan assets of 8.25% at the September 30, 2009 measurement date.

The Company expects to contribute approximately $4.0 million to the pension plans during fiscal 2010, which represents the minimum funding requirement. However, the Company is currently determining what voluntary pension plan contributions, if any, will be made in fiscal 2010.

The following benefit payments, which reflect expected future service, are expected to be paid:

Year ending September 30, (In millions)
2010	$2.6
2011	2.7
2012	3.0
2013	3.1
2014	2.7
2015 - 2018	11.4

$25.5

Note 21 – Preferred Stock

The Company is authorized to issue one million shares of its preferred stock at a par value of $.01 per share. As of September 30, 2009 and 2008, no preferred shares were outstanding and the Board of Directors had not yet determined the specific rights and privileges of these shares.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Note 22 – Other Revenues, net

Other revenue is comprised of the following:

(In millions) Year Ended September 30,	2009	2008	2007
Fees and commissions	$6.6	$6.2	$3.7
Dividend expense, net	0.3	(0.2)	(0.2)
Interest income	1.8	3.1	0.9
Other	0.4	0.6	0.7

Total other revenues, net	$9.1	$9.7	$5.1

Note 23 –Taxes

The components of the provision for income taxes were as follows:

(In millions) Year Ended September 30,	2009	2008	2007
Current Taxes:
U.S. Federal	$1.7	$5.7	$(0.2)
U.S. State and Local	0.2	0.6	—
International	4.4	2.1	3.1

Current taxes	6.3	8.4	2.9
Deferred taxes	(3.7)	7.8	(6.3)

Income tax expense (benefit)	$2.6	$16.2	$(3.4)

U.S. and international components of income before income taxes was as follows:

(In millions) Year Ended September 30,	2009	2008	2007
U.S.	$(5.2)	$37.6	$(18.5)
International	18.1	5.3	8.9

Income before income tax and minority interest	$12.9	$42.9	$(9.6)

Items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

Year Ended September 30,	2009	2008	2007
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
U.S. State income taxes	(1.4)%	3.1%	6.8%
Foreign earnings taxed at higher (lower) rates	(13.7)%	0.7%	(1.0)%
Stock-based compensation expense	3.4%	0.3%	(2.1)%
Non-deductible meals and entertainment	0.4%	0.1%	(0.5)%
Other reconciling items	(2.8)%	(0.4)%	(1.4)%

Effective rate	19.9%	37.8%	35.8%

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements—(Continued)

The components of deferred income tax assets and liabilities were as follows:

(In millions)
September 30,	2009	2008

Deferred income tax assets:
Stock-based compensation expense	$1.7	$0.3
Pension liability	7.2	—
Deferred compensation	5.3	—
Federal and State net operating loss carryforwards	7.3	—
Worthless security deduction	—	1.0
Unrealized loss on inventory	—	0.4
Unrealized loss on derivatives	1.4	—
Fixed assets	4.2	—
Bad debt reserve	2.3	—
Other	0.2	0.2

Deferred income tax assets	$29.6	$1.9

Deferred income tax liabilities:
Partnership tax basis timing difference	—	$(0.1)
Unrealized gain on OTC derivatives	—	(3.8)

Deferred income tax liabilities	—	(3.9)

Net deferred income tax assets (liabilities)	$29.6	$(2.0)

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

The Company has recorded a $40.2 million income tax receivable on its consolidated balance sheet as of September 30, 2009. This receivable was acquired by the Company as a part of the FCStone transaction. It relates to the net operating loss of FCStone Group, Inc. for its year ended August 31, 2009. The Company has elected to carryback the net operating loss to recapture taxes paid in the prior two fiscal years. The Company expects to receive this income tax refund by the end of its second fiscal quarter of 2010.

The total amount of undistributed earnings in the Company’s foreign subsidiaries, for income tax purposes, was approximately $28.2 million at September 30, 2009. It is the Company’s current intention to reinvest undistributed earnings of its foreign subsidiaries in the foreign jurisdictions, resulting in the indefinite postponement of the remittance of those earnings. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company. For the same reason, it is not practicable to calculate the unrecognized deferred tax liability on those earnings.

Income taxes paid were $10.2 million in fiscal year 2009, $9.4 million in fiscal year 2008, and $1.7 million in fiscal year 2007.

In June 2006, the FASB issued guidance under the Income Taxes Topic of the Accounting Standards Codification clarifying the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This guidance also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the guidance on October 1, 2007 and was not required to record any cumulative effect adjustment to retained earnings as a result of this adoption. The Company recognizes potential interest and penalties as a component of income tax expense.

The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction, various states, and various foreign jurisdictions.

Note 24 – Discontinued Operations

On August 1, 2008, the Company notified the employees of its Hong Kong subsidiary, INTL Global Currencies (Asia) Ltd., of its intention to discontinue its foreign exchange margin trading operations. The Company incurred losses before taxes of $2.4 million and $0.2 million in this subsidiary during fiscal years 2008 and 2007, respectively. The Company realized a tax benefit of $1.0 million for the 2008 fiscal year. The results of operations for INTL Global Currencies (Asia) Ltd. which were previously included in the foreign exchange trading segment, are included within discontinued operations on the consolidated income statement for all periods presented.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements—(Continued)

On May 8, 2009, the Company agreed to redeem its partnership interest in INTL Consilium, LLC (“INTL Consilium”), effective April 30, 2009. The results of INTL Consilium, which were previously included within the asset management and other segment, are included within discontinued operations on the consolidated income statements for all periods presented.

Note 25 – Subsequent Events

The Company has evaluated subsequent events through December 14, 2009, the date of issuance of these consolidated financial statements, as required by the Subsequent Events Topic of the Accounting Standards Codification.

Note 26 – Quarterly Financial Information (Unaudited)

The Company has set forth certain unaudited financial data for the twelve quarters in fiscal years 2009, 2008, and 2007 in the table below:

(In millions, except per share amounts)
Quarter Ended	December 31	March 31	June 30	September 30

Fiscal Year 2009
Operating revenues	$28.5	$26.3	$23.0	$13.5
Interest expense	2.3	2.3	1.6	1.8

Net revenues	26.2	24.0	21.4	11.7
Total non-interest expenses	20.2	18.2	16.3	15.7
Income tax expense	2.5	0.9	1.4	(2.2)
Minority interest	0.1	0.4	—	—

Income from continuing operations	3.4	4.5	3.7	(1.8)
Loss from discontinued operations	0.1	0.5	0.1	—
Extraordinary gain	—	—	—	18.5

Net income	$3.3	$4.0	$3.6	$16.7

Net basic earnings (loss) per share	$0.37	$0.46	$0.41	$1.87
Net diluted earnings (loss) per share	$0.35	$0.44	$0.38	$1.62

Fiscal Year 2008
Operating revenues	$38.1	$29.3	$27.5	$22.1
Interest expense	3.0	2.7	2.5	3.0

Net revenues	35.1	26.6	25.0	19.1
Total non-interest expenses	15.6	16.7	14.6	16.0
Income tax expense	7.2	3.7	4.0	1.3
Minority interest	—	—	(0.3)	(0.7)

Income from continuing operations	12.3	6.2	6.7	2.5
Loss from discontinued operations	(0.6)	0.2	(0.1)	0.4

Net income	$12.9	$6.0	$6.8	$2.1

Net basic earnings (loss) per share	$0.24	$0.80	$0.71	$1.56
Net diluted earnings (loss) per share	$0.23	$0.72	$0.64	$1.35

Fiscal Year 2007
Operating revenues	$8.0	$13.2	$7.4	$18.7
Interest expense	1.5	1.7	2.5	3.6

Net revenues	6.5	11.5	4.9	15.1
Total non-interest expenses	9.2	11.2	11.8	15.4
Income tax expense	(1.0)	0.1	(2.5)	—
Minority interest	—	(0.2)	(0.3)	(0.1)

Income from continuing operations	(1.7)	0.4	(4.1)	(0.2)
Loss from discontinued operations	(0.3)	(0.2)	(0.3)	(0.3)

Net income	$(1.4)	$0.6	$(3.8)	$0.1

Net basic earnings (loss) per share	$0.01	$(0.46)	$0.08	$(0.19)
Net diluted earnings (loss) per share	$0.01	$(0.46)	$0.08	$(0.19)

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Consolidated Financial Statements—(Continued)

Note 27 – Segment Information

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

The Company records all of its physical commodities revenues on a gross basis. Operating revenues and losses from the Company’s commodities derivatives activities are recorded in ‘Net dealer inventory and investment gains’. All of the Company’s other businesses report their revenues on a net basis. Inventory for the commodities business is stated at the lower of cost or market value, under the provisions of the Inventory Topic of the Accounting Standards Codification. The Company generally mitigates the price risk associated with commodities held in inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under GAAP. In such situations, unrealized gains in inventory are not recognized under GAAP, but unrealized gains and losses in related derivative positions are recognized under GAAP. Additionally, GAAP does not require us to reflect changes in the estimated values of forward commitments to purchase or sell commodities. As a result, the Company’s reported earnings from commodities trading are subject to significant volatility.

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

The total revenues reported combine gross revenues for the commodities business and net revenues for all other businesses. In order to reflect the way that the Company’s management views the results, the tables below also reflect the segmental contribution to ‘Operating revenues’, which is shown on the face of the consolidated income statements and which is calculated by deducting physical commodities cost of sales from total revenues.

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

Notes to Consolidated Financial Statements—(Continued)

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

Information concerning operations in these segments of business is as follows:

(In millions)
Year Ended September 30,	2009	2008	2007

Total revenues:
International equities market-making	$33.8	$33.9	$27.5
Foreign exchange trading	30.4	23.8	14.2
Commodities trading	43,532.3	18,281.2	4,397.5
International debt capital markets	4.9	4.3	6.4
Asset management	3.2	1.8	7.7
Other	(0.2)	3.5	0.7

Total	$43,604.4	$18,348.5	$4,454.0

Operating revenues:
International equities market-making	33.8	33.9	27.5
Foreign exchange trading	30.4	23.8	14.2
Commodities trading	19.2	49.7	(9.2)
International debt capital markets	4.9	4.3	6.4
Asset management	3.2	1.8	7.7
Other	(0.2)	3.5	0.7

Total	$91.3	$117.0	$47.3

Net contribution (loss):
(Revenues less cost of sales, clearing and related expenses, variable bonus compensation and bad debt expense):
International equities market-making	$18.3	$17.6	$13.8
Foreign exchange trading	21.8	17.7	11.1
Commodities trading	12.3	45.2	(12.0)
International debt capital markets	4.2	3.8	4.6
Asset management	2.3	(0.2)	5.7
Other	(0.3)	3.3	0.6

Total	$58.6	$87.4	$23.8

Reconciliation of net contribution (loss) to income (loss) before income tax and minority interest:
Net contribution allocated to segments	$58.6	$87.4	$23.8
Costs not allocated to operating segments	45.7	44.5	33.4

Income (loss) before income tax and minority interest	$12.9	$42.9	$(9.6)

As of September 30,	2009	2008
Total assets:
International equities market-making	$22.4	$48.9
Foreign exchange trading	38.4	52.9
Commodities trading	263.3	205.3
International debt capital markets	27.9	11.2
Asset management	14.6	114.4
Commodity & risk management services	436.1	—
Clearing & execution services	708.7	—
Financial services	8.7	—
Other	35.6	5.3

Total	$1,555.7	$438.0

INTERNATIONAL ASSETS HOLDING CORPORATION

CONDENSED BALANCE SHEETS

Parent Company Only

(in millions)

September 30,	2009	2008

ASSETS
Cash and cash equivalents	$—	$4.3
Receivables from customers, net	—	3.8
Receivables from subsidiaries	74.6	73.6
Subordinated loan due from affiliate	—	1.0
Income taxes receivable	7.4	—
Financial instruments owned, at fair value	—	0.3
Investments in subsidiaries	206.2	62.1
Deferred income taxes	0.9	1.3
Other assets	1.5	1.3

Total assets	$290.6	$147.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$7.1	$4.0
Payable to lenders under loans and overdrafts	34.9	31.0
Income taxes payable	—	1.0
Financial instruments sold, not yet purchased, at fair value	24.8	41.9

	66.8	77.9
Convertible subordinated notes payable, net	16.7	16.8

Total liabilities	83.5	94.7

Stockholders’ equity:
Common stock, $.01 par value	0.2	0.1
Treasury stock	(0.1)	—
Additional paid-in capital	187.0	48.9
Retained earnings	22.1	4.8
Accumulated other comprehensive loss	(2.1)	(0.8)

Total stockholders’ equity	207.1	53.0

Total liabilities and stockholders’ equity	$290.6	$147.7

INTERNATIONAL ASSETS HOLDING CORPORATION

CONDENSED INCOME STATEMENTS

Parent Company Only

(in millions)

Year Ended September 30,	2009	2008	2007

Revenues:
Net dealer inventory and investment gains	(2.5)	0.4	0.7
Other	15.7	18.2	8.4

Total revenues	13.2	18.6	9.1
Interest expense	3.9	3.1	3.3

Net revenues	9.3	15.5	5.8

Non-interest expenses:
Compensation and benefits	10.7	5.7	5.2
Clearing and related expenses	0.2	0.1	0.2
Occupancy and equipment rental	0.2	0.2	0.2
Professional fees	0.9	0.8	0.9
Business development	0.4	0.7	0.2
Insurance	0.2	0.1	0.2
Other	3.0	2.6	1.2

Total non-interest expenses	15.6	10.2	8.1

Income (loss) before income tax and minority interest	(6.3)	5.3	(2.3)
Income tax expense (benefit)	(5.1)	(2.5)	(2.2)

Income (loss) before extraordinary gain	(1.2)	7.8	(0.1)
Extraordinary gain	18.5	—	—

Net income (loss)	$17.3	$7.8	$(0.1)

INTERNATIONAL ASSETS HOLDING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

Parent Company Only

(in millions)

Year Ended September 30,	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$17.3	$7.8	$(0.1)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	0.3	5.0	(5.6)
Amortization of debt issuance costs and debt discount	0.2	0.3	0.4
Convertible debt interest settled in Company stock upon partial conversion	—	0.1	—
Amortization of stock-based compensation expense	1.9	1.5	0.8
Loss on sale of INTL Consilium, LLC	—	—	—
Extraordinary gain on acquisition of FCStone	(18.5)	—	—
Impairment of INTL Sieramet, LLC	1.1	—	—
Changes in operating assets and liabilities:
Receivable from customers	3.8	(3.7)	0.4
Receivables from subsidiaries	12.5	(50.2)	(46.2)
Subordinated loan due from affiliate	1.0	0.1	(0.1)
Income taxes receivable	(7.4)	(9.0)	8.4
Financial instruments owned, at fair value	0.3	—	12.5
Other assets	(2.5)	—	(0.3)
Accounts payable and other accrued liabilities	2.0	0.4	1.1
Income taxes payable	(1.0)	3.0	(1.6)
Financial instruments sold, not yet purchased, at fair value	(18.3)	41.0	(0.4)

Net cash used in operating activities	(7.3)	(3.7)	(30.7)

Cash flows from investing activities:
Payments related to acquisition of Gainvest	(1.4)	(1.4)	(2.8)
Payments related to acquisition of INTL Global Currencies	—	—	(0.8)

Net cash provided by (used in) investing activities	(1.4)	(1.4)	(3.6)

Cash flows from financing activities:
Payable to lenders under loans and overdrafts	3.8	6.5	20.5
Share repurchase	(0.1)	—	—
Exercise of stock options	0.4	1.4	1.0
Income tax benefit on stock awards exercised	0.3	1.3	0.7

Net cash (used in) provided by financing activities	4.4	9.2	22.2

Net (decrease) increase in cash and cash equivalents	(4.3)	4.1	(12.1)
Cash and cash equivalents at beginning of period	4.3	0.2	12.3

Cash and cash equivalents at end of period	$—	$4.3	$0.2

Supplemental disclosure of cash flow information:
Cash paid for interest	$3.9	$3.4	$2.7

Income taxes paid	$6.4	$3.5	$—

Supplemental disclosure of non-cash investing and financing activities:
Conversion of subordinated notes to common stock, net	$0.1	$8.1	$1.9

Release of trust certificates	$—	$11.2	$2.9

Issuance of common stock related to acquisitions	$135.5	$—	$1.7

Exhibit Index

Exhibit No.	Description

21	List of the Company’s subsidiaries.

23.1	Consent of Rothstein, Kass & Company, P.C.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.