Form 10-Q
period 2009-12-31
INTERNATIONAL ASSETS HOLDING CORP
filed 2010-02-17
CIK 913760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 000-23554

INTERNATIONAL ASSETS HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-2921318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

329 North Park Avenue, Suite 350

Winter Park, Florida 32789

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

As of February 12, 2010, there were 17,545,152 shares of the registrant’s common stock outstanding.

INTERNATIONAL ASSETS HOLDING CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Balance Sheets

(in millions, except par value and share amounts)	December 31, 2009	September 30, 2009
	(Unaudited)

ASSETS
Cash and cash equivalents	$71.8	$60.5
Cash and securities segregated under federal and other regulations (including $16.4 and $2.0 at fair value at December 31, 2009 and September 30, 2009, respectively)	24.9	14.9

Deposits and receivables from:
Exchange-clearing organizations (including $426.3 and $727.9 at fair value at December 31, 2009 and September 30, 2009, respectively)	862.0	899.0
Broker-dealers, clearing organizations and counterparties (including $42.3 and $20.4 at fair value at December 31, 2009 and September 30, 2009, respectively)	76.9	69.6

Receivable from customers, net	41.5	56.3
Notes receivable, net	20.5	22.2
Income taxes receivable	13.8	44.9
Financial instruments owned, at fair value	157.8	209.8
Physical commodities inventory, at cost	108.6	106.9
Deferred income taxes	25.8	29.6
Property and equipment, net	5.6	4.7
Goodwill and intangible assets, net	14.8	13.7
Other assets	18.3	23.6

Total assets	$1,442.3	$1,555.7

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$52.5	$63.7
Payables to:
Customers	943.3	935.8
Broker-dealers, clearing organizations and counterparties	3.8	4.0
Lenders under loans and overdrafts	16.4	108.7
Income taxes payable	3.8	2.3
Financial instruments sold, not yet purchased, at fair value	137.2	127.5

	1,157.0	1,242.0
Subordinated debt	31.5	56.5
Convertible subordinated notes payable	16.7	16.7

Total liabilities	1,205.2	1,315.2

Commitments and contingencies (see Note 12)

Equity:
International Assets Holding Corporation shareholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 30,000,000 shares; 17,523,909 issued and 17,512,652 outstanding at December 31, 2009 and 17,361,884 issued and 17,350,627 outstanding at September 30, 2009	0.2	0.2
Common stock in treasury, at cost - 11,257 shares at December 31, 2009 and September 30, 2009	(0.1)	(0.1)
Additional paid-in capital	188.0	187.0
Retained earnings	50.1	54.3
Accumulated other comprehensive loss	(2.5)	(2.6)

Total International Assets Holding Corporation shareholders’ equity	235.7	238.8

Noncontrolling interests	1.4	1.7

Total equity	237.1	240.5

Total liabilities and equity	$1,442.3	$1,555.7

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Income Statements

(Unaudited)

	Three Months Ended December 31,
(in millions, except share and per share amounts)	2009	2008

Revenues:
Sales of physical commodities	$7,949.6	$10,506.3
Trading gains	1.8	25.3
Commission and clearing fees	29.9	1.9
Consulting and management fees	4.3	0.4
Interest income	1.4	0.8
Other income	—	0.2

Total revenues	7,987.0	10,534.9
Cost of sales of physical commodities	7,927.4	10,506.5

Operating revenues	59.6	28.4
Interest expense	2.5	2.3

Net revenues	57.1	26.1

Non-interest expenses:
Compensation and benefits	24.7	12.9
Clearing and related expenses	18.4	4.4
Communication and data services	3.2	0.5
Introducing broker commissions	4.2	—
Occupancy and equipment rental	1.6	0.3
Professional fees	1.9	0.7
Depreciation and amortization	0.2	0.2
Bad debts and impairments	0.5	0.1
Other	4.1	1.0

Total non-interest expenses	58.8	20.1

Income (loss) from operations, before tax	(1.7)	6.0
Income tax (benefit) expense	(0.6)	2.5

Net income (loss) before discontinued operations	(1.1)	3.5
Loss from discontinued operations, net of tax	—	0.1

Net (loss) income before extraordinary loss	(1.1)	3.4
Extraordinary loss	(3.4)	—

Net income (loss)	(4.5)	3.4
Less: Net income (loss) attributable to noncontrolling interests	(0.3)	0.1

Net income (loss) attributable to International Assets Holding Corporation common shareholders	$(4.2)	$3.3

Basic earnings (loss) per share:
Income (loss) from continuing operations attributable to International Assets Holding Corporation common shareholders	$(0.05)	$0.37
Discontinued operations attributable to International Assets Holding Corporation common shareholders	$—	$—
Extraordinary loss	$(0.20)	$—

Net income (loss) attributable to International Assets Holding Corporation common shareholders	$(0.25)	$0.37

Diluted earnings (loss) per share
Income (loss) from continuing operations attributable to International Assets Holding Corporation common shareholders	$(0.05)	$0.35
Discontinued operations attributable to International Assets Holding Corporation common shareholders	$—	$—

Extraordinary loss	$(0.20)	$—
Net income (loss) attributable to International Assets Holding Corporation common shareholders	$(0.25)	$0.35

Weighted-average number of common shares outstanding:
Basic	17,225,817	8,853,976

Diluted	17,225,817	9,952,452

Amounts attributable to International Assets Holding Corporation common shareholders:
Income (loss) from continuing operations, net of tax	$(0.8)	$3.4
Discontinued operations, net of tax	—	0.1
Extraordinary loss	(3.4)	—

Net income (loss)	$(4.2)	$3.3

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Cash Flow Statements

(Unaudited)

	Three Months Ended December 31,
(in millions)	2009	2008

Cash flows from operating activities:
Net cash provided by operating activities	$130.4	$10.4

Cash flows from investing activities:
Purchase of exchange memberships	(1.6)	—
Purchase of property and equipment	(1.0)	(0.1)

Net cash used in investing activities	(2.6)	(0.1)

Cash flows from financing activities:
Net change in payable to lenders under loans and overdrafts	(92.3)	(15.6)
Repayment of subordinated debt	(25.0)	—
Share repurchase	—	(0.1)
Exercise of stock options	0.6	0.1
Income tax benefit on stock awards exercised	0.1	—

Net cash used in financing activities	(116.6)	(15.6)

Effect of exchange rates on cash and cash equivalents	0.1	0.7

Net increase (decrease) in cash and cash equivalents	11.3	(4.6)
Cash and cash equivalents at beginning of period	60.5	62.8

Cash and cash equivalents at end of period	$71.8	$58.2

Supplemental disclosure of cash flow information:
Cash paid for interest	$2.1	$2.6

Income taxes paid, net of refunds	$(38.7)	$3.3

Supplemental disclosure of non-cash investing and financing activities:
Conversion of subordinated notes to common stock, net	$—	$0.1

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balances as of September 30, 2009	$0.2	$(0.1)	$187.0	$54.3	$(2.6)	$1.7	$240.5
Components of comprehensive income:
Net income				(4.2)		(0.3)	(4.5)
Change in unrealized loss on derivative instruments					0.2		0.2
Change in foreign currency translation					0.1		0.1
Change in unrealized gain or loss on available-for-sale securities					(0.2)		(0.2)

Total comprehensive income							$(4.4)

Exercise of stock options	—		0.6				0.6
Stock-based compensation			0.4				0.4

Balances as of December 31, 2009	$0.2	$(0.1)	$188.0	$50.1	$(2.5)	$1.4	$237.1

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation and Consolidation and Recently Issued Accounting Standards

On September 30, 2009, International Assets Holding Corporation completed its acquisition of FCStone Group, Inc. (“FCStone”) pursuant to the merger of FCStone Group, Inc. into a wholly owned subsidiary of International Assets Holding Corporation. The accompanying condensed consolidated income statements include the results of International Assets Holding Corporation and FCStone for the three month period ended December 31, 2009. The condensed consolidated income statements for the three month period ended December 31, 2008 do not include the operations of FCStone.

International Assets Holding Corporation and its subsidiaries (collectively “INTL” or “the Company”) form a financial services group employing 626 people in offices in eleven countries. The Company’s services include comprehensive risk management advisory services for commercial customers; execution of listed futures and option contracts on all major exchanges; structured over-the-counter (‘OTC’) products in a wide range of commodities; physical trading and hedging of precious and base metals and select other commodities; trading of more than 130 foreign currencies; market-making in international equities; debt origination and asset management.

The Company provides these services to a diverse group of approximately 10,000 customers located throughout the world, including producers, processors and end-users of nearly all widely-traded physical commodities to manage their risks and enhance margins; to commercial counterparties who are end-users of the firm’s products and services; to governmental and non-governmental organizations; and to commercial banks, brokers, institutional investors and major investment banks.

Basis of Presentation and Consolidation

The accompanying condensed consolidated balance sheet as of September 30, 2009, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (‘U.S. GAAP’) have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All adjustments that, in the opinion of management and consisting only of a normal and recurring nature, are necessary for a fair presentation for the interim periods presented have been reflected as required by Regulation S-X, Rule 10-01.

Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. It is suggested that these financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes contained in the Company’s latest shareholders’ annual report and the Company’s Form 10-K for the fiscal year ended September 30, 2009 as filed with the Securities and Exchange Commission on December 15, 2009.

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. The most significant of these estimates and assumptions relate to fair value measurements for financial instruments and investments and the provision for potential losses from bad debts. Provisions for estimated bad debts are recorded on a specific identification basis. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

Certain amounts in the condensed consolidated financial statements presented for the prior year period have been reclassified to conform to the current year presentation. The reclassifications were not the result of accounting errors, and did not have a significant impact on the consolidated financial statements.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (ASC) as the single source of authoritative US GAAP. Subsequent revisions to U.S. GAAP will be incorporated into the ASC through Accounting Standards Updates (ASU). The following are recently issued accounting standards which may have a significant impact on the Company.

In September 2006, new accounting guidance was issued which refined the definition of fair value, established a framework for measuring fair value, and expanded disclosures about fair value measurements. We adopted this guidance for financial assets and liabilities effective October 1, 2008. Effective October 1, 2009, we adopted this guidance for non-financial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis. Effective October 1, 2009, the Company adopted enhanced disclosure requirements for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. The nonfinancial assets and liabilities, such as long lived assets, are recognized at fair value subsequent to initial recognition when they are deemed to be impaired. Also included in nonfinancial assets and liabilities measured on a nonrecurring basis are those initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2007, new accounting guidance was issued revising the method of accounting for a number of aspects of business combinations, such that more assets and liabilities will be measured at fair value as of the acquisition date. Certain contingent consideration liabilities will require remeasurement at fair value in each subsequent reporting period. Noncontrolling interests will initially be measured at fair value and classified as a separate component of equity. Acquisition related costs, such as fees for attorneys, accountants, and investment bankers, will be expensed as incurred and no longer capitalized as part of the purchase price. For all acquisitions, regardless of the consummation date, deferred tax assets, valuation allowances, and uncertain tax position adjustments occurring after the measurement period will be recorded as a component of income, rather than adjusted through goodwill. Effective October 1, 2009, the Company adopted this guidance for business combinations. The acquisition of FCStone was accounted for under the previous accounting guidance.

On October 1, 2009, the Company adopted recently issued accounting guidance contained within the Consolidations Topic of the ASC, which changed the accounting and reporting for minority interests, which are now characterized as noncontrolling interests and classified as a component of equity. This recently issued guidance requires retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests. All other requirements under the new guidance have been applied prospectively. Noncontrolling interests of $1.4 million and $1.7 million as of December 31, 2009 and September 30, 2009, respectively, are included as components of shareholders’ equity.

In June 2008, new guidance was issued for determining whether instruments granted in share-based payment transactions are participating securities, mandating that unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of basic EPS using the two-class method. The guidance requires retrospective application for all periods presented. The Company has determined that adoption of this guidance effective October 1, 2009 would not have a material effect on the consolidated financial statements if the required disclosures were omitted. Had the required disclosures been made for the three months ended December 31, 2008 and 2009, the Company’s basic earnings (loss) per share would have been reduced by less than $.01 per share.

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

In June 2009, new guidance was issued to revise the approach to determine when a variable interest entity (VIE) should be consolidated. The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity. The guidance on VIE’s requires companies to continually reassess VIEs to determine if consolidation is appropriate and provide additional disclosures. The guidance is effective for the Company’s 2011 fiscal year. The Company is assessing the potential effect this guidance will have on its consolidated financial statements.

In January 2010, new guidance was issued to require new disclosures and clarify existing disclosure requirements about fair value measurements as set forth in the Fair Value Measurements and Disclosures Topic in the ASC. The guidance requires that a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, the guidance clarifies that for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The guidance is effective for the Company’s second quarter beginning January 1, 2010. The Company is assessing the potential effect this guidance will have on the disclosures in its consolidated financial statements.

Note 2 – Income Taxes

In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate which is based on the expected annual income and statutory tax rates in the various jurisdictions in which it operates. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to state and local taxes, and differing statutory tax rates applied to the income of non-U.S. subsidiaries. The Company records the tax effect of certain discrete items, including the effects of changes in tax laws, tax rates and adjustments with respect to valuation allowances or other unusual or nonrecurring tax adjustments, in the interim period in which they occur, as an addition to, or reduction from, the income tax provision, rather than being included in the estimated effective annual income tax. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective income tax rate.

The Company is required to assess its deferred tax assets and the need for a valuation allowance. This assessment requires judgment on the part of management with respect to benefits that may be realized. The Company will record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized.

The income tax benefit of $0.6 million for the first quarter of fiscal year 2010 and income tax expense of $2.5 million for the first quarter of fiscal year 2009 reflect estimated federal, foreign and state taxes. For the three months ended December 31, 2009, the Company’s effective tax rate was 35%, compared to 42% for the prior year comparative period.

The Company has recorded $13.8 million and $40.2 million in income tax receivable on its consolidated balance sheet as of December 31, 2009 and September 30, 2009, respectively. The receivable balance at September 30, 2009 resulted primarily from the net operating loss of FCStone Group, Inc. for its year ended August 31, 2009. The Company elected to carry back the net operating loss to recapture taxes paid in the prior two fiscal years. The Company received income tax refunds totaling $41.1 million during the quarter ended December 31, 2009.

The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction, various states, and various foreign jurisdictions. The Company recognizes potential interest and penalties as a component of income tax expense.

Note 3 – Earnings (loss) per Share

Basic earnings per share has been computed by dividing net income (loss) by the weighted-average number of common shares outstanding. The following is a reconciliation of the numerator and denominator of the diluted net income (loss) per share computations for the periods presented below.

	Three Months Ended December 31,
(in millions, except share and per share amounts)	2009	2008

Numerator:
Income (loss) from continuing operations, net of tax	$(0.8)	$3.4
Add: Interest on convertible debt, net of tax	—	0.2

Diluted income (loss) from continuing operations	(0.8)	3.6
Less: Income (loss) from discontinued operations	—	0.1
Extraordinary loss	(3.4)	—

Diluted net income (loss)	$(4.2)	$3.5

Denominator:
Weighted average number of:
Common shares outstanding	17,225,817	8,853,976
Dilutive potential common shares outstanding:
Share-based awards	—	441,398
Convertible debt	—	657,078

Diluted weighted-average shares	17,225,817	9,952,452

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required by the Compensation-Stock Compensation Topic of the ASC. The dilutive effect of convertible debt has been reflected in diluted net income per share by application of the if-converted method.

Options to purchase 1,583,735 and 566,603 shares of common stock for the three months ended December 31, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.

Note 4 – Receivables from customers and notes receivable, net

Receivable from customers, net and notes receivable, net include a provision for bad debts, which reflects our best estimate of probable losses inherent in the receivable from customers and notes receivable. The Company provides for an allowance for doubtful accounts based on a specific-identification basis. The Company continually reviews its provision for bad debts. The allowance for doubtful accounts related to receivables from customers is $5.6 million and $5.7 million at December 31, 2009 and September 30, 2009, respectively.

Notes receivable, net includes a provision for bad debts, which reflects the Company’s best estimate of probable losses inherent in the notes receivable. As a result of the merger with FCStone, the Company acquired notes receivable from certain customers and an introducing broker which arose from previous customer account deficits. At December 31, 2009 and September 30, 2009, notes receivable related to these certain customer account deficits are $132.7 million and $133.7 million, respectively. The Company is uncertain as to the full collectability of the contractual amounts, and no assurances can be given as to the amount and timing of recovery that may be obtained under the promissory notes. The Company estimates the collectability on these notes to be $15.7 million at December 31, 2009. The allowance for doubtful accounts related to notes receivable was $117.7 million at December 31, 2009 and September 30, 2009, respectively.

Activity in the allowance for doubtful accounts and notes was as follows:

(in millions)
Balance, September 30, 2009	$123.4
Provision for bad debts	—
Deductions:
Charge-offs	—
Recoveries	(0.1)

Balance, December 31, 2009	$123.3

Additionally, in the normal course of operations the Company accepts notes receivable under sale/repurchase agreements with customers whereby the customers sell certain commodity inventory and agree to repurchase the commodity inventory at a future date at either a fixed or floating rate. These transactions are short-term in nature, and are treated as secured borrowings rather than commodity inventory in the Company’s condensed consolidated financial statements. At December 31, 2009 and September 30, 2009, the Company had outstanding notes receivable of $3.2 million and $4.0 million, respectively, related to this program.

Note 5 – Exchange Memberships and Stock

The Company has exchange membership seats and common stock in publicly-traded exchanges which are pledged for clearing purposes and recorded at cost. These exchange membership seats and common stock provide the Company the right to process trades directly with the various exchanges. The Company acquired additional exchange membership seats during the three months ended December 31, 2009 at a cost of $1.6 million. The cost and fair market value of the exchange memberships and common stock held by the Company was $9.2 million and $9.8 million at December 31, 2009, respectively. The cost basis for FCStone’s exchange memberships and stock was established using fair value on September 30, 2009 as a result of applying purchase accounting to FCStone’s assets. The fair market value for exchange memberships and stock pledged for clearing purposes was $7.6 million at September 30, 2009. The fair value of exchange stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. The cost of the exchange memberships and common stock are included within ‘Other assets’ on the condensed consolidated balance sheets.

Note 6 – Financial Assets and Financial Liabilities, at Fair Value

The Company’s financial assets and liabilities reported at fair value are included within the following captions on the condensed consolidated balance sheets:

•	Cash and cash equivalents

•	Securities segregated under federal and other regulations

•	Deposits and receivables from exchange-clearing organizations

•	Deposits and receivables from broker-dealers, clearing organizations and counterparties

•	Financial instruments owned

•	Financial instruments sold, not yet purchased

The majority of the financial assets and liabilities on the consolidated balance sheets are reported at fair value. Cash and cash equivalents are reported at the balance held at financial institutions. Deposits with and receivables from exchange-clearing organizations and broker-dealers, clearing organizations and counterparties and payables to customers include the value of derivatives and cash collateral as well as the value of other pledged investments, primarily U.S. Treasury bills and securities issued by federal agencies. These balances also include the fair value of futures and options on futures determined by prices on the applicable exchange. Payables to lenders under loans and overdrafts, convertible subordinated notes payable and subordinated debt carry variable rates of interest and thus approximate fair value.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2009 and September 30, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

The table below sets forth an analysis of the carrying value of financial instruments owned and financial instruments sold, not yet purchased. This is followed by tables that provide the information required by the Fair Value Measurements and Disclosures Topic of the ASC for all financial assets and liabilities that are carried at fair value.

	December 31, 2009		September 30, 2009
(in millions)	Owned	Sold, not yet purchased	Owned	Sold, not yet purchased
Certificates of deposits	$—	$—	$10.0	$—
Common stock and ADR’s	8.8	11.1	7.9	2.5
Exchangeable foreign ordinary equities and ADR’s	3.0	3.0	10.5	10.5
Corporate and municipal bonds	11.6	1.2	20.0	—
U.S. and foreign government obligations	41.2	—	6.4	—
Derivatives	25.1	25.7	42.1	30.8
Commodities	57.0	96.2	105.4	83.7
Mutual funds and other	5.4	—	4.8	—
Investment in managed funds	5.7	—	2.7	—

	$157.8	$137.2	$209.8	$127.5

Fair Value Hierarchy

The following tables set forth the Company’s financial assets and liabilities accounted for at fair value as of December 31, 2009 and September 30, 2009 by level within the fair value hierarchy. As required by the Fair Value Measurements and Disclosures Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy under the Fair Value Measurements and Disclosures Topic of the ASC are:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Level 1 consists of financial instruments whose fair values are estimated using quoted market prices. Included in Level 1 are money market funds, common stock and ADR’s, mutual funds and other, corporate bonds, investment in managed funds, as well as futures and options on futures contracts traded on national exchanges and over-the-counter (“OTC”) swaps and options contracts using quoted prices from national exchanges in which the Company executes transactions for customer and proprietary accounts.

Level 2 – Quoted prices for identical or similar assets or liabilities in markets that are less active, that is, markets in which there are few transactions for the asset or liability that are observable for substantially the full term. Included in Level 2 are those financial instruments for which fair values are estimated using models or other valuation methodologies. These models are primarily industry-standard models that consider various observable inputs, including time value, yield curve, volatility factors, observable current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Financial instruments in this category include U.S. government securities and federal agency obligations, certificates of deposits, common stock and ADR’s, mutual funds and other, corporate bonds, investment in managed funds, and OTC forwards, swaps, and options.

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 comprises financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. Financial instruments in this category include common stock and ADR’s, mutual funds and other, corporate bonds and investment in managed funds.

	December 31, 2009
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - money market funds	$0.5	$—	$—	$—	$0.5

U.S. and foreign government obligations	—	16.4	—	—	16.4

Securities segregated under federal and other regulations	—	16.4	—	—	16.4

Money market funds	453.9	—	—	—	453.9
U.S. and foreign government obligations	—	267.1	—	—	267.1
Derivatives	3,162.8	—	—	(3,457.5)	(294.7)

Deposits and receivables from exchange-clearing organizations	3,616.7	267.1	—	(3,457.5)	426.3

Certificates of deposits	—	—	—	—	—
Common stock and ADR’s	9.5	1.1	1.2	—	11.8
Corporate and municipal bonds	1.8	5.1	4.7	—	11.6
U.S. and foreign government obligations	0.1	41.1	—	—	41.2
Derivatives (2)	75.3	401.0	—	(451.2)	25.1
Commodities leases and unpriced positions	—	74.6	—	(17.6)	57.0
Mutual funds and other	1.6	3.4	0.4	—	5.4
Investment in managed funds	3.0	—	2.7	—	5.7

Financial instruments owned	91.3	526.3	9.0	(468.8)	157.8

Total assets at fair value	$3,708.5	$809.8	$9.0	$(3,926.3)	$601.0

Liabilities:
Derivatives	$3,549.2	$—	$—	$(3,549.2)	$—

Payable to customers	3,549.2	—	—	(3,549.2)	—

Common stock and ADR’s	13.4	0.7	—	—	14.1
Corporate and municipal bonds	1.2	—	—	—	1.2
Derivatives (2)	79.9	421.2	—	(475.4)	25.7
Commodities leases and unpriced positions	—	229.4	—	(133.2)	96.2

Financial instruments sold, not yet purchased	94.5	651.3	—	(608.6)	137.2

Total liabilities at fair value	$3,643.7	$651.3	$—	$(4,157.8)	$137.2

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.
(2)	The derivative assets and liabilities include amounts that are reclassified to deposits and receivables from broker-dealers, clearing organizations and counterparties of $42.3 million as of December 31, 2009, as a result of netting and collateral.

	September 30, 2009
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - money market funds	$15.6	$—	$—	$—	$15.6

U.S. and foreign government obligations	—	2.0	—	—	2.0

Securities segregated under federal and other regulations	—	2.0	—	—	2.0

Money market funds	710.1	—	—	—	710.1
U.S. and foreign government obligations	—	320.2	—	—	320.2
Derivatives	4,043.9	—	—	(4,346.3)	(302.4)

Deposits and receivables from exchange-clearing organizations	4,754.0	320.2	—	(4,346.3)	727.9

Certificates of deposits	—	10.0	—	—	10.0
Common stock and ADR’s	15.9	1.3	1.2	—	18.4
Corporate and municipal bonds	14.5	1.2	4.3	—	20.0
U.S. and foreign government obligations	0.5	5.2	0.7	—	6.4
Derivatives (2)	108.8	733.8	—	(800.5)	42.1
Commodities leases and unpriced positions	—	137.3	—	(31.9)	105.4
Mutual funds and other	1.4	3.0	0.4	—	4.8
Investment in managed funds	—	—	2.7	—	2.7

Financial instruments owned	141.1	891.8	9.3	(832.4)	209.8

Total assets at fair value	$4,910.7	$1,214.0	$9.3	$(5,178.7)	$955.3

Liabilities:
Derivatives (2)	$4,012.5	$—	$—	$(4,012.5)	$—

Payable to customers	4,012.5	—	—	(4,012.5)	—

Common stock and ADR’s	11.2	1.8	—	—	13.0
Derivatives	115.0	683.3	—	(767.5)	30.8
Commodities leases and unpriced positions	—	109.7	—	(26.0)	83.7

Financial instruments sold, not yet purchased	126.2	794.8	—	(793.5)	127.5

Total liabilities at fair value	$4,138.7	$794.8	$—	$(4,806.0)	$127.5

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.
(2)	The derivative assets and liabilities include amounts that are reclassified to deposits and receivables from broker-dealers, clearing organizations and counterparties of $20.4 million as of September 30, 2009, as a result of netting and collateral.

Realized and unrealized gains and losses are included within ‘Trading gains’ in the income statement.

Information on Level 3 Financial Assets and Liabilities

The Company’s financial assets at fair value classified within level 3 of the fair value hierarchy are summarized below:

(in millions)	As of December 31, 2009	As of September 30, 2009
Total level 3 assets	$9.0	$9.3
Level 3 assets for which the Company bears economic exposure	$9.0	$9.3
Total assets	$1,442.3	$1,555.7
Total financial assets at fair value	$601.0	$955.3
Total level 3 assets as a percentage of total assets	0.6%	0.6%
Level 3 assets for which the Company bears economic exposure as a percentage of total assets	0.6%	0.6%
Total level 3 assets as a percentage of total financial assets at fair value	1.5%	1.0%

The following tables set forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the three months ended December 31, 2009 including a summary of unrealized gains (losses) during the three months on the Company’s level 3 financial assets and liabilities still held at December 31, 2009.

	Level 3 Financial Assets and Financial Liabilities
	For the Three Months Ended December 31, 2009
(in millions)	Balances at prior reporting date	Realized gains (losses) during period	Unrealized gains (losses) at reporting date	Purchases, issuances, settlements	Transfers in or out of Level 3	Balances at current reporting date
Assets:
Common stock and ADR’s	$1.2	$—	$—	$—	$—	$1.2
Corporate and municipal bonds	4.3	—	—	0.4	—	4.7
U.S. and foreign government obligations	0.7	—	—	—	(0.7)	—
Mutual funds and other	0.4	—	—	—	—	0.4
Investment in managed funds	2.7	—	—	—	—	2.7

	$9.3	$—	$—	$0.4	$(0.7)	$9.0

	Level 3 Financial Assets and Financial Liabilities
	For the Three Months Ended December 31, 2008
(in millions)	Balances at prior reporting date	Realized gains (losses) during period	Unrealized gains (losses) at reporting date	Purchases, issuances, settlements	Transfers in or out of Level 3	Balances at current reporting date
Assets:
Common stock and ADR’s	$2.9	$—	$(1.1)	$—	$—	$1.8
Corporate and municipal bonds	4.1	0.1	1.2	0.1	—	5.5
Investment in managed funds	11.9	—	0.1	0.5	—	12.5

	$18.9	$0.1	$0.2	$0.6	$—	$19.8

The Company accounts for its securities pledged on behalf of customers and proprietary securities in accordance with the Investments - Debt and Equity Securities Topic in the ASC. In accordance with this guidance, the Company determines the appropriate classification of its investments as trading, available-for-sale, or held-to-maturity at the time of purchase and re-evaluates the designation as of each reporting period.

At December 31, 2009, under the provisions of the guidance, the Company has classified some of its securities as available-for-sale, which are carried at fair value based on observable or quoted market prices and associated unrealized gains or losses are recorded as a component of other comprehensive income until realized. The fair value of a security is the amount at which the security could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale. The Company classifies those securities as available-for-sale because it would consider selling them prior to maturity to meet liquidity needs or as part of the Company’s risk management program.

The Company computes the cost of its securities on a specific identification basis. Such cost includes the direct costs to acquire securities, adjusted for the amortization of any discount or premium. The amortized cost of securities is computed under the effective interest method and is included in interest income. Realized gains and losses, declines in value judged to be other than temporary and interest on available-for-sale securities are included in earnings.

As a result of its acquisition of FCStone, the Company acquired securities to be classified as available-for-sale at September 30, 2009. In accordance with the Business Combinations Topic of the ASC, available-for-sale securities are valued at fair value as of the acquisition date. As a result, the investment securities classified as available-for-sale did not have any unrealized gains or losses as of September 30, 2009.

The following tables summarize the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses of the Company’s investment securities classified as available-for-sale at December 31, 2009 (no amounts held at December 31, 2008):

Amounts included in financial instruments owned:
	Amortized	Unrealized Holding		Estimated
(in millions)	Cost	Gains	(Losses)	Fair Value
U.S. government securities and federal agency obligations	$40.1	$—	$—	$40.1
Corporate bonds	5.1	—	—	5.1

	$45.2	$—	$—	$45.2

Amounts included in deposits with and receivables from exchange-clearing organizations:

	Amortized	Unrealized Holding		Estimated
(in millions)	Cost	Gains	(Losses)	Fair Value
U.S. government securities and federal agency obligations	$186.9	$—	$(0.1)	$186.8
Mortgage-backed securities	9.8	—	(0.1)	9.7

	$196.7	$—	$(0.2)	$196.5

At December 31, 2009, investments in debt securities classified as available-for-sale mature as follows:

	Due in		Estimated
(in millions)	Less than 1 year	1 year or more	Fair Value
U.S. government securities and federal agency obligations	$46.0	$180.9	$226.9
Corporate bonds	—	5.1	5.1
Mortgage-backed securities	—	9.7	9.7

	$46.0	$195.7	$241.7

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.

Note 7 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements at December 31, 2009 at the fair values of the related financial instruments. The Company will incur losses if the market value of the financial instruments increases subsequent to December 31, 2009. The total of $137.2 million at December 31, 2009 includes $25.7 million for derivative contracts, which represent a liability to the Company based on their fair values as of December 31, 2009.

Derivatives

The Company utilizes derivative products in its trading capacity as a dealer in order to satisfy client needs and mitigate risk. The Company manages risks from both derivatives and non-derivative cash instruments on a consolidated basis. The risks of derivatives should not be viewed in isolation, but in aggregate with the Company’s other trading activities. The Company’s derivative positions are included within the balance sheets under the caption ‘financial instruments owned, at fair value’, ‘deposits and receivables from exchange-clearing organizations’ and ‘financial instruments sold, not yet purchased, at fair value’.

Listed below are the fair values of trading-related derivatives as of December 31, 2009 and September 30, 2009. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	December 31, 2009		September 30, 2009
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$3,117.3	$3,507.1	$4,008.0	$3,974.6
OTC commodity derivatives	183.7	188.7	303.5	302.9
Exchange-traded foreign exchange derivatives	32.2	31.1	25.8	44.2
OTC Foreign exchange derivatives (2)	292.6	308.2	526.3	474.2
Interest rate derivatives	9.5	5.7	11.3	6.8
Equity index derivatives	3.8	5.3	11.6	3.4

Derivative contracts accounted for as hedges:
Interest rate derivatives	—	4.2	—	4.7

Gross fair value of derivative contracts	3,639.1	4,050.3	4,886.5	4,810.8
Impact of netting and collateral	(3,908.7)	(4,024.6)	(5,146.8)	(4,780.0)

Total fair value included in ‘Deposits and receivables from exchange-clearing organizations’	(294.7)		(302.4)
Total fair value included in ‘Financial instruments owned, at fair value’	$25.1		$42.1

Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$25.7		$30.8

(1)	As of December 31, 2009 and September 30, 2009, the Company’s derivative contract volume for open positions was approximately 2.8 million and 3.1 million contracts, respectively.
(2)	In accordance with agreements with counterparties, the Company is allowed to periodically take advances against its open trade fair value. Amount excludes advances against open trade fair value of $31.9 million outstanding at September 30, 2009.

The Company’s derivative contracts are principally held in its commodities and relationship management business segment. The Company assists its commodities and relationship management customers in protecting the value of their future production by entering into option or forward agreements with them on an OTC basis. The Company also provides its commodities and relationship management customers with sophisticated option products, including combinations of buying and selling puts and calls. The Company mitigates its risk by effecting offsetting trades with market counterparties. The risk mitigation of these offsetting trades is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC. These derivative contracts are traded along with cash transactions because of the integrated nature of the markets for these products. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies. In particular, the risks related to derivative positions may be partially offset by inventory, unrealized gains in inventory or cash collateral paid or received.

The Company has two interest rate swap contracts totaling $100 million in nominal amount at December 31, 2009, which were entered into in order to hedge potential changes in cash flows resulting from our variable rate LIBOR based borrowings, that are classified under the Derivatives and Hedging Topic of the ASC as cash flow hedges. The effective portion of the swap’s gain or loss for the three months ended December 31, 2009 and December 31, 2008, as calculated using the long-haul method, was a gain of $0.4 million and a loss of $3.8 million, respectively, which has been reported in the balance sheets as a component of accumulated other comprehensive income (loss). The balance of $1.8 million in accumulated other comprehensive income at December 31, 2009 will be recognized in earnings over the remaining term of the swaps, as the hedged exposure affects interest expense. The ineffective portion of the swap gain or loss was a gain of $0.2 million and a loss of $1.1 million for the three months ended December 31, 2009 and December 31, 2008, respectively, and is included in ‘Trading gains’ on the condensed consolidated income statements.

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

The Company is a party to financial instruments in the normal course of its business through customer and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held at December 31, 2009 and September 30, 2009 were adequate to minimize the risk of material loss that could be created by positions held at that time. To attempt to mitigate risk, the Company has purchased credit-default swaps and credit insurance that provides some coverage against counterparty risk. The Company records the insurance premiums or premium paid for the swaps as a prepaid asset and amortizes that over the term of the policy or contract. At December 31, 2009 and September 30, 2009, the Company held one credit-default swap with a fair value of $0.1 million. The fair value of this swap at December 31, 2009 and September 30, 2009 is consistent with the amounts reported. Additionally, the Company monitors collateral market value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting, or customer agreements which reduces the exposure to the Company.

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

Derivative financial instruments involve varying degrees of off-balance sheet market risk whereby changes in the fair values of underlying financial instruments may result in changes in the fair value of the financial instruments in excess of the amounts reflected in the condensed consolidated balance sheets. Exposure to market risk is influenced by a number of factors, including the relationships between the financial instruments and the Company’s positions, as well as the volatility and liquidity in the markets in which the financial instruments are traded. The principal risk components of financial instruments include, among other things, interest rate volatility, the duration of the underlying instruments and changes in foreign exchange rates. The Company attempts to manage its exposure to market risk through various techniques. Aggregate market limits have been established and market risk measures are routinely monitored against these limits.

Note 8 – Physical Commodities Inventory

Physical commodities inventory is valued at the lower of cost or market value, determined using the specific identification weighted-average price method. Commodities in process include commodities in the process of being recycled. At December 31, 2009 and September 30, 2009, $106.8 and $105.3 million, respectively, of physical commodities inventory served as collateral under one of the Company’s credit facilities, as detailed further in Note 10. The carrying values of the Company’s inventory at December 31, 2009 and September 30, 2009 are shown below.

(in millions)	December 31, 2009	September 30, 2009
Commodities in process	$20.0	$8.7
Finished commodities	88.6	98.2

	$108.6	$106.9

Note 9 – Goodwill

On April 7, 2009, the Company acquired Compania Inversora Bursatil S.A. Sociedad de Bolsa (CIBSA), a leading securities broker-dealer based in Argentina. The Company paid approximately $1.7 million on the date of purchase and is obligated to make additional payments over the next two years, depending on the level of revenues achieved. Under the purchase agreement, the Company is obligated to pay an amount equal to 25% of the net revenues in excess of $2.5 million up to $3 million, 35% of the net revenues in excess of $3 million up to $4 million, and 40% of the net revenues in excess of $4 million for each of the two twelve-month periods ending March 31, 2010 and 2011 to the sellers as additional consideration. Any amounts paid as additional consideration under this agreement will be recorded as goodwill.

On December 31, 2009, FCStone LLC recorded goodwill in the amount of $1.2 million related to the acquisition of Downes O’Neill, LLC on December 31, 2007. Under the terms of the purchase agreement, FCStone LLC is obligated to pay additional consideration if specific conditions and earnings targets are met annually, based on a calendar year period, through December 31, 2010. If the earnings targets are met, additional consideration of $1.0 million is triggered, plus an additional twenty percent of the excess over the earnings target. For the calendar year period ended December 31, 2009, the specific conditions and earnings targets were reached and additional consideration of $1.2 million was calculated. A liability has been recorded for the additional consideration and included in accounts payable and other accrued liabilities in the balance sheet as of December 31, 2009 and will be paid during the quarter ended March 31, 2010.

Note 10 – Credit Facilities

As of December 31, 2009, the Company had six credit facilities under which the Company may borrow up to $247.0 million, subject to certain conditions. Additionally, the Company has subordinated notes, as defined by CFTC regulations, outstanding of $1.5 million with various individuals at December 31, 2009.

A summary of the Company’s credit facilities in place at December 31, 2009 is as follows:

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

Two additional lines of credit with a commercial bank under which the Company may borrow up to $60 million, subject to certain conditions. One of these lines is secured by certain of the Company’s assets.

An unsecured line of credit with a syndicate of lenders, administered by Bank of Montreal under which the Company may borrow up to $75.0 million. This line is intended to provide short term funding of margin to exchanges as necessary and is subject to annual review.

An uncommitted line of credit agreement with Fortis Capital Corp. (Fortis) in the amount of $20.0 million, available for loans and documentary and standby letters of credit (LOC’s). Each loan or LOC shall be used to finance self liquidating transactions involving the purchase, storage, hedging, and sale of grains, crude oil, natural gas, petroleum products, or other physical commodities.

A senior subordinated debt agreement between the Company and a syndicate of lenders, administered by Bank of Montreal. The Company’s ability to draw on the subordinated debt facility expired, however funds drawn on the facility as of December 31, 2009 will mature on July 22, 2010.

The Company’s credit facilities and outstanding borrowings were as follows as of December 31, 2009 and September 30, 2009:

			Amounts Outstanding
Security	Renewal / Expiration Date	Total Commitment	December 31, 2009	September 30, 2009
Certain foreign exchange assets	December 17, 2010	$25.0	$6.3	$11.1
Certain pledged shares	December 17, 2010	35.0	—	34.9
Certain commodities assets	June 29, 2010	62.0	10.0	60.0
None	June 23, 2010	75.0		—
Certain commodities assets	On demand	20.0	0.1	2.7
Senior subordinated debt	July 22, 2010	30.0	30.0	55.0
Subordinated debt	June 30, 2010 , December 31, 2010	1.5	1.5	1.5

		$248.5	$47.9	$165.2

On January 10, 2010, the revolving syndicated committed loan facility for INTL Commodities was amended increasing the amount available under the facility from $62 million to $92 million. Subsequent to December 31, 2009, the Company has repaid $20 million of the outstanding senior subordinated debt facility, and the total commitment has been reduced to $10 million.

During fiscal 2010, $167 million of the Company’s committed credit facilities are scheduled to expire. While there is no guarantee that we will be able to replace current agreements when they expire, based on our strong liquidity position and capital structure the Company believes it will be able to do so.

The Company’s facility agreements contain covenants relating to financial measures such as minimum net worth, minimum working capital, minimum regulatory capital, minimum cumulative EBITDA and minimum interest coverage ratios. Failure to comply with any such covenants, with the exception of the Company’s subordinated debt facility, could result in the debt becoming payable on demand. The failure to comply with the financial covenants of the Company’s subordinated debt facility could result in the lenders exercising their rights to accelerate the scheduled maturity dates to a date not earlier than six months after giving such notice. The Company was not in compliance with the minimum EBITDA covenant for the quarter ended December 31, 2009 on the $35 million line of credit, but received a written waiver from the lender covering the period from December 31, 2009 through March 30, 2010. The minimum EBITDA covenant is cumulative for the remaining three quarters of the fiscal year. Except for the aforementioned noncompliance, the Company and its subsidiaries are in compliance with all of its covenants under the remaining facilities.

Note 11 – Convertible Subordinated Notes

The Company had $16.7 million in aggregate principal amount of the Company’s senior subordinated convertible notes due September 2011 (Notes) outstanding as of December 31, 2009 and September 30, 2009. The Notes are general unsecured obligations of the Company and bear interest at the rate of 7.625% per annum, payable quarterly in arrears.

During September 2009, the Company issued an additional 8,239,319 shares in conjunction with its acquisition of FCStone. As a result of this transaction, the conversion price was reduced to $21.79 per share. As of December 31, 2009, the remaining Notes are convertible by the holders into 767,886 shares of common stock of the Company.

If the dollar-volume weighted-average price of the common stock exceeds $38.25, subject to certain adjustments, for any twenty out of thirty consecutive trading days, the Company will have the right to require the holders of the Notes to convert all or any portion of the Notes into shares of common stock at the then-applicable conversion price.

In the event that the consolidated interest coverage Ratio, as set forth in the Notes, for the 12 months preceding the end of any fiscal quarter is less than 2.0, the interest rate on the Notes will be increased by 2.0% to 9.625% per annum, effective as of the first day of the following fiscal quarter. Through the quarter ended December 31, 2009, no such increase has been necessary. Holders may redeem their Notes at par if the consolidated interest coverage ratio is less than 2.75 for the twelve-month period ending December 31, 2009. The consolidated interest coverage ratio for the twelve-month period ending December 31, 2009 exceeded 2.75, so the holders will not be entitled to early redemption of their Notes.

The Company entered into a separate Registration Rights Agreement with the holders of the Notes, under which the Company was required to file with the U.S. Securities and Exchange Commission (‘the SEC’) a Registration Statement on Form S-3 within a specified period of time. The Registration Statement was declared effective by the SEC on October 24, 2006. The Company is required, under the Registration Rights Agreement, to maintain the effectiveness of the Registration Statement, failing which it could become liable to pay holders of the Notes liquidated damages of 1% of the value of the Notes, plus a further 1% for every 30 days that it remains ineffective thereafter, up to an aggregate maximum of 10% of the value of the Notes. At December 31, 2009 the Company was in compliance with its requirements under the Registration Rights Agreement.

Note 12 – Commitments and Contingencies

As discussed in Note 9 – Goodwill, the Company has a contingent liability relating to the acquisition of CIBSA which may result in the payment of additional consideration in May of 2010 and 2011. In addition, the Company has a contingent liability relating to the acquisition of Downes O’Neill, LLC which may result in the payment of additional consideration calculated at December 31, 2010.

As discussed in Note 11 – Convertible Subordinated Notes, the Notes may be converted into shares of common stock of the Company at any time by the holders. The Notes also contain a provision to increase the interest rate by 2%, subject to certain conditions measured on a quarterly basis.

There have been no material developments in previously reported litigation, and no reportable events have occurred during the three months ended December 31, 2009 or through February 16, 2010, the date of this filing.

Exchange Member Guarantees

The Company is a member of various exchanges that trade and clear futures and option contracts. Associated with its membership, the Company may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchange. While the rules governing different exchange memberships vary, in general the Company’s guarantee obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Any potential contingent liability under these membership agreements cannot be estimated. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote.

Impairment

The Company recorded an impairment charge of $0.7 million in the first quarter of 2010 in connection with INTL Sieramet LLC, a corporation in which it holds a 55% equity interest. This amount is recorded in ‘Bad debts and impairments’ under the ‘Non-interest expenses’ section of the condensed consolidated income statements for the quarter ended December 31, 2009. The impairment charge recognizes the uncertain future of INTL Sieramet’s operations and the probability that there may be incomplete recovery of the full value of its assets.

Change in Control Contingency

In connection with the FCStone Transaction, certain of FCStone’s management and executive officers are participants in FCStone’s Change in Control Severance Plan (Severance Plan). The Severance Plan provides that if during the two-year period following the completion of the merger agreement, a participant terminates their employment for “good reason” or the Company terminates the participant’s employment other than for “cause” or on account of death or disability, the Company will be committed to pay certain compensation amounts to the participant in a lump sum amount. The maximum potential commitment for all participants is $5.4 million. At December 31, 2009, no actions have occurred or are anticipated which would trigger payments under the Severance Plan.

Note 13 – Capital and Other Regulatory Requirements

FCStone, LLC is a registered commodity futures commission merchant with the Commodity Futures Trading Commission (CFTC) servicing customers primarily in grain, energy and food service-related businesses. Pursuant to the rules, regulations, and requirements of the CFTC and other regulatory agencies, FCStone, LLC is required to maintain certain minimum net capital as defined in such rules, regulations, and requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. FCStone, LLC’s adjusted net capital and minimum net capital requirement at December 31, 2009 were $72.2 million and $36.5 million, respectively. Pursuant to the requirements of the Commodity Exchange Act, funds deposited by customers of FCStone relating to futures and options on futures in regulated commodities must be carried in separate accounts which are designated as segregated customers’ accounts. Funds deposited by customers and other assets, which have been aggregated as belonging to the commodity customers, and the minimum amount required to be segregated at December 31, 2009 were $854.6 million and $830.3 million, respectively.

The Company’s wholly-owned subsidiary INTL Trading, Inc. (‘INTL Trading’) is a registered broker dealer and member of the Financial Industry Regulatory Authority (FINRA) and is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital, and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. A further requirement is that equity capital may not be withdrawn if this ratio would exceed 10 to 1 after such withdrawal. At December 31, 2009, INTL Trading’s net capital was $5.7 million, which was $4.7 million in excess of its minimum requirement.

INTL Capital Limited (‘INTL Capital’) is regulated by the Dubai Financial Services Authority in the United Arab Emirates, and is subject to a minimum capital requirement of approximately $0.5 million as of December 31, 2009.

FCC Investments, Inc. is required to maintain certain net capital as defined by the Securities and Exchange Commission. FCC Investments, Inc.’s net capital and the minimum net capital requirement at December 31, 2009 were $0.4 million and $0.3 million, respectively.

FCStone Australia Pty Ltd is regulated by the Australian Securities and Investment Commission and is subject to a minimum capital requirement which at December 31, 2009 was $50,000.

The Company is in compliance with all of its regulatory requirements at December 31, 2009.

Note 14 – Employee Stock-Based Compensation and Savings Plans

Stock-based compensation expense is included within compensation and benefits in the condensed consolidated income statements and totaled $0.3 million and $0.4 million for the three months ended December 31, 2009 and 2008, respectively.

Stock Option Plans

The Company sponsors a stock option plan for its directors, officers, employees and consultants. At December 31, 2009, 746,504 shares were authorized for future grant under this plan. Awards that expire or are canceled generally become available for issuance again under the plan. We settle stock option exercises with newly issued shares of common stock.

Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

	Three Months Ended December 31,
	2009	2008
Expected stock price volatility	85%	71%
Expected dividend yield	0%	0%
Risk free interest rate	1.43%	1.67%
Average expected life (in years)	2.80	2.80

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

The following is a summary of stock option activity through December 31, 2009:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2009	782,504	1,616,654	$19.91	4.58	$8.7

Granted	(37,000)	37,000	$15.35
Exercised		(68,919)	$9.62
Forfeited	1,000	(1,000)	$7.36

Balances at December 31, 2009	746,504	1,583,735	$20.26	4.50	$7.1

Exercisable at December 31, 2009		1,086,477	$25.45	4.47	$3.7

The total compensation cost not yet recognized for non-vested awards of $1.5 million at December 31, 2009 has a weighted-average period of 3.58 years over which the compensation expense is expected to be recognized.

Restricted Stock Plan

The Company sponsors a restricted stock plan for its directors, officers and employees. At December 31, 2009, 459,343 shares were authorized for future grant under our restricted stock plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company settles restricted stock with newly issued shares of common stock.

The following is a summary of restricted stock activity through December 31, 2009:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2009	552,449	163,528	$12.99	2.68	$2.7

Granted	(93,106)	93,106	$16.13
Vested		(27,358)	$18.24

Balances at December 31, 2009	459,343	229,276	$13.64	2.73	$3.4

The total compensation cost not yet recognized of $2.7 million at December 31, 2009 has a weighted-average period of 2.73 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.

Savings Plans

Effective December 31, 2009, the Company has discontinued its Savings Incentive Match Plan for Employees IRA (‘SIMPLE IRA’), which allowed participating U.S. employees of International Assets Holding Corporation to contribute up to 100% of their salary, but not more than statutory limits. The Company contributed a dollar for each dollar of a participant’s contribution to this plan, up to a maximum contribution of 3% of a participant’s earnings.

U.K. based employees of International Assets Holding Corporation are eligible to participate in a defined contribution pension plan (‘pension plan’). The Company contributes double the employees’ contribution up to 10% of total base salary to this plan. For this plan, employees are 100% vested in both the employee and employer contributions at all times.

As a result of the Company’s acquisition of FCStone, the Company has two additional plans, the Thrift/Savings Plan for Cooperatives 401(k) plan and the FCStone Group Employee Stock Ownership Plan. The FCStone Group Employee Stock Ownership Plan has been frozen effective December 31, 2009 as a result of the acquisition. The Thrift/Savings Plan for Cooperatives 401(k) plan matches 62.5% of contributions up to 8% of a participant’s earnings, but not more than statutory limits.

Note 15 – Defined Benefit Retirement Plan

As a result of its acquisition of FCStone, the Company has two noncontributory retirement plans, which are defined benefit plans that cover certain employees, and which were frozen to new employees prior to the acquisition. No additional benefits will be accrued for active participants under the plan. The Company’s funding policy as it relates to the plans is to fund amounts that are intended to provide for benefits attributed to service to date. The Company contributed $3.6 million to the plans during the three months ended December 31, 2009, and expects to contribute an additional $0.4 million to the plan prior to September 30, 2010.

Net periodic pension cost for the three months ended December 31, 2009 for the defined benefit plans consist of the following components:

(in millions)
Interest cost	$0.5
Less expected return on plan assets	(0.4)

Net periodic pension cost	$0.1

Note 16 – Discontinued Operations

On May 8, 2009, the Company agreed to sell its partnership interest in INTL Consilium, LLC (INTL Consilium), effective April 30, 2009. The results of INTL Consilium, which were previously included within the asset management segment, are included within discontinued operations on the condensed consolidated income statements for all periods presented.

Note 17 – Subsequent Events

The Company has evaluated and disclosed subsequent events through the date of this filing, which is the date these condensed consolidated financial statements were issued, as required by the Subsequent Events Topic of the ASC.

At December 31, 2009, the Company owned 80% of the shares outstanding of Agora-X, LLC (Agora) and the condensed consolidated balance sheet and income statement at December 31, 2009 reflected the Company’s consolidation of Agora. On February 12, 2010, NASDAQ OMX (NASDAQ), the noncontrolling interest holder prior to the purchase transaction, acquired an additional 65% interest in Agora in exchange for an investment of $6.6 million. The Company has retained a 15% noncontrolling ownership interest in Agora, together with an option to purchase an additional 10% at fair value, subject to certain conditions. NASDAQ now has an 85% controlling interest in Agora. In accordance with the Consolidation Topic of the ASC, since the Company will no longer have a controlling financial interest, it will deconsolidate the subsidiary and recognize a resulting gain in income during the three months ending March 31, 2010.

Note 18 – Segment Analysis

Prior to the acquisition of FCStone in September 2009, the Company’s activities were divided into five reportable segments: International Equities Market-making, Foreign Exchange Trading, Commodities Trading, International Debt Capital Markets and Asset Management. FCStone divided its activities into four reportable segments, which consisted of Commodity and Risk Management Services, Clearing and Execution Services, Financial Services, and a Corporate and Other segment. The Company revised its segment reporting as a result of the FCStone acquisition, and the Company’s activities are now divided into the following five functional areas:

•	Commodity and Risk Management Services

•	Foreign Exchange

•	Securities

•	Clearing and Execution Services

•	Other

To conform to the current quarterly presentation, the Company has reclassified certain prior period amounts. The condensed consolidated income statements of the Company for the quarter ended December 31, 2008 reflect the results of the Company prior to the FCStone transaction, as reclassified to conform to the current presentation. The Company has determined segment information for the prior year or characterized to confirm to the current presentation is not practical for comparison purposes.

Commodity and Risk Management Services (“C&RM”)

The Company serves its commercial customers through its force of over 120 risk management consultants with a high value added service that differentiates us from other competitors and maximizes the opportunity to retain customers. The Integrated Risk Management Program (IRMP) involves providing customers with commodity risk management consulting services that are designed to develop a customized long term hedging program to help them mitigate their exposure to commodity price risk and maximize the amount and certainty of their operating profits. Customers are assisted in the execution of their hedging strategies through the Company’s exchange-traded futures and options clearing and execution operations and through access to more customized alternatives provided by the OTC trading desk. Generally, customers direct their own trading activity and risk management consultants do not have discretionary authority to transact trades on behalf of customers. When transacting OTC contracts with customers, the Company will generally offset the customer’s transaction simultaneously with one of its trading counterparties. On a limited basis, the OTC trade desk will accept a customer transaction and offset that transaction with a similar but not identical position on the exchange. These unmatched transactions are intended to be short-term in nature and are conducted to facilitate the most effective transaction for customers.

In addition, the Company provides a full range of trading and hedging capabilities to select producers, consumers, recyclers and investors in precious metals and certain base metals. Acting as a principal, the Company commits its own capital to buy and sell the metals on a spot and forward basis.

The Company records its physical commodities revenues on a gross basis. Operating revenues and losses from the Company’s commodities derivatives activities are recorded in ‘Trading gains’. Inventory for the commodities business is valued at the lower of cost or market value under the provisions of the Inventory Topic of the ASC. The Company generally mitigates the price risk associated with commodities held in inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under U.S. GAAP. In such situations, unrealized gains in inventory are not recognized under U.S. GAAP, but unrealized gains and losses in related derivative positions are recognized under U.S. GAAP. As a result, the Company’s reported earnings from commodities trading may be subject to significant volatility when calculated under U.S. GAAP.

The C&RM segment combines FCStone’s Commodity and Risk Management Services segment with the activities previously reported in the Company’s Commodities Trading segment.

Foreign Exchange

The Company provides treasury, global payment and foreign exchange services to financial institutions, multi-national corporations, government organizations and charitable organizations as well as assisting commercial customers with the execution of foreign exchange hedging strategies. The Company transacts in over 130 currencies and specializes in smaller, more difficult emerging markets where there is limited liquidity. In addition, the Company executes trades based on the foreign currency flows inherent in the Company’s existing business activities. The Company primarily acts as a principal in buying and selling foreign currencies on a spot basis. The Company derives revenue from the difference between the purchase and sale prices.

The Company also provides spot foreign currency trading for a customer base of eligible contract participants and high net worth retail customers as well as operating a proprietary foreign exchange desk which arbitrages the futures and cash markets.

The foreign exchange segment combines the activities previously reported in the Company’s Foreign Exchange trading segment and FCStone’s foreign exchange activity which had been reported in its Commodity and Risk Management Services segment.

Securities

Through INTL Trading, the Company acts as a wholesale market maker in select foreign securities including unlisted ADRs and foreign ordinary shares. INTL Trading provides execution and liquidity to national broker-dealers, regional broker-dealers and institutional investors.

The Company originates, structures and places a wide array of emerging market debt instruments in the international and domestic capital markets. These instruments include complex asset backed securities, unsecured bond and loan issues, negotiable notes and other trade-related debt instruments used in cross-border trade finance. On occasions the Company may invest its own capital in debt instruments before selling them. It also actively trades in a variety of international debt instruments.

The Securities segment combines the activities previously reported in the Company’s International Equities Market-making and International Debt Capital Markets segments.

Clearing and Execution Services (“CES”)

The Company seeks to provide competitive and efficient clearing and execution of exchange-traded futures and options for the institutional and professional trader market segments. Through its platform, customer orders are accepted and directed to the appropriate exchange for execution. The Company then facilitates the clearing of customers’ transactions. Clearing involves the matching of customers’ trades with the exchange, the collection and management of margin deposits to support the transactions, and the accounting and reporting of the transactions to customers. The Company seeks to leverage its capabilities and capacity by offering facilities management or outsourcing solutions to other Futures Commission Merchants (“FCM”).

Other

This segment combines activities previously reported in the Company’s Asset Management segment and in FCStone’s Financial Services and Corporate and Other segments.

The asset management revenues include fees, commissions and other revenues received by the Company for management of third party assets and investment gains or losses on the Company’s investments in funds and proprietary accounts managed either by the Company’s investment managers or by independent investment managers.

The Company serves as a grain financing and facilitation business lending to commercial grain-related companies against physical grain inventories. Sale and repurchase agreements are used to purchase grain evidenced by warehouse receipts at local grain elevators subject to a simultaneous agreement to sell such grain back to the original seller at a later date. These transactions are accounted for as product financing arrangements, and accordingly no grain inventory, grain purchases or grain sales are recorded. The Company also serves as a financing vehicle for a number of different commodities, including grain, energy products and renewable fuels.

The total revenues reported combine gross revenues for the physical commodities business and net revenues for all other businesses. In order to reflect the way that the Company’s management views the results, the tables below also reflect the segmental contribution to ‘Operating revenues’, which is shown on the face of the condensed consolidated income statements and which is calculated by deducting physical commodities cost of sales from total revenues.

Segment data includes the profitability measure of net contribution by segment. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. Net contribution is calculated as revenue less direct cost of sales, clearing and related expenses, and variable compensation. Variable compensation paid to traders generally represents a fixed percentage of an amount equal to revenues produced less clearing and related charges, base salaries and an overhead allocation.

The segment data also includes segment income which is calculated as net contribution less certain non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational employee compensation and benefits, communication and data services, travel, professional fees, bad debt expense and other direct expenses.

Inter-segment revenues, charges, receivables and payables are eliminated upon consolidation, except revenues and costs related to foreign currency transactions undertaken on an arm’s length basis by the foreign exchange trading business for the securities business. The foreign exchange trading business competes for this business as it does for any other business. If its rates are not competitive, the securities businesses buy or sell their foreign currency through other market counter-parties.

Information concerning operations in these segments of business is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended December 31,
(in millions)	2009	2008

Total revenues:
Commodity and risk management services	$7,949.0	$10,512.8
Foreign exchange	13.1	5.4
Securities	5.4	19.4
Clearing and execution services	16.1	—
Other	4.0	(1.4)
Corporate unallocated	(0.6)	(1.3)

Total	$7,987.0	$10,534.9

Operating revenues:
Commodity and risk management services	23.4	6.3
Foreign exchange	13.1	5.4
Securities	5.4	19.4
Clearing and execution services	16.1	—
Other	2.2	(1.4)
Corporate unallocated	(0.6)	(1.3)

Total	$59.6	$28.4

Net contribution (loss):
(Revenues less cost of sales, clearing and related expenses, variable bonus compensation and bad debt expense):
Commodity and risk management services	$10.7	$3.1
Foreign exchange	7.7	3.6
Securities	2.7	11.9
Clearing and execution services	2.2	—
Other	1.8	(2.3)

Total	$25.1	$16.3

Net segment income (loss):
(Operating revenues less interest expense and direct costs allocated to segments):
Commodity and risk management services	$4.2	$1.8
Foreign exchange	6.2	2.5
Securities	1.4	11.3
Clearing and execution services	0.9	—
Other	—	(3.1)

Total	$12.7	$12.5

Reconciliation of segment income (loss) to income (loss) from operations before tax:
Net contribution allocated to segments	$12.7	$12.5
Costs not allocated to operating segments	14.4	6.5

Income (loss) from operations, before tax	$(1.7)	$6.0

	As of December 31, 2009	As of September 30, 2009
Total assets:
Commodity and risk management services	$539.7	$699.4
Foreign exchange	65.7	38.4
Securities	38.8	50.3
Clearing and execution services	693.8	708.7
Other	20.4	23.3
Corporate unallocated	83.9	35.6

Total	$1,442.3	$1,555.7

Note 19 – FCStone Purchase Price Allocation

On September 30, 2009, the Company acquired FCStone through the issuance of 8,239,319 shares of the Company’s common stock. The allocation of purchase price to assets acquired and liabilities assumed as of the date of acquisition resulted in negative goodwill of $18.5 million which was recognized as an extraordinary item in the consolidated income statement for the year ended September 30, 2009.

During the three months ended December 31, 2009, management revised the estimate of state tax allocations resulting in a reduction in the consolidated effective state tax rate. As a result, the net deferred tax assets decreased by $3.4 million, including a change in estimate related to the valuation of state net operating loss carryforwards. The Company’s change in estimate was the result of a change in revenue apportionment factors in certain jurisdictions due to recent integration initiatives completed subsequent to the filing of the fiscal year ended September 30, 2009 financial statements. These changes will allow the Company to file certain state income tax returns on a combined or consolidated basis. Typically, changes within the measurement period that result from new information about facts and circumstances that existed at the acquisition date are recognized through a corresponding adjustment to goodwill. However, in the absence of goodwill recorded in connection with this transaction, the $3.4 million decrease in net deferred tax assets has been reported as an extraordinary loss in the consolidated income statement for the three months ended December 31, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the control of International Assets Holding Corporation and its subsidiaries (collectively “INTL” or “the Company”), including adverse changes in economic, political and market conditions, losses from the Company's market-making and trading activities arising from counter-party failures and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of federal and state securities laws and the impact of changes in technology in the securities and commodities trading industries. Although the Company believes that its forward-looking statements are based upon reasonable assumptions regarding its business and future market conditions, there can be no assurances that the Company's actual results will not differ materially from any results expressed or implied by the Company's forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any forward-looking statements are not guarantees of future performance.

FCStone Transaction

On September 30, 2009, International Assets Holding Corporation completed its acquisition of FCStone Group, Inc. (“FCStone”) pursuant to the merger of FCStone Group, Inc. and a wholly owned subsidiary of International Assets Holding Corporation. The acquisition of FCStone was effective on September 30, 2009, the last day of the previous fiscal year, which means that the condensed consolidated income statements of the Company for the year ended September 30, 2009 reflect the results INTL as it existed before the transaction, while the condensed consolidated balance sheet at September 30, 2009 and December 31, 2009 and the condensed consolidated statements of income for the three months ended December 31, 2009 reflect the financial condition of INTL after the FCStone transaction.

Principal Activities

INTL forms a financial services group employing 626 people in offices in eleven countries. The Company’s services include comprehensive risk management advisory services for commercial customers; execution of listed futures and option contracts on all major exchanges; structured OTC products in a wide range of commodities; physical trading and hedging of precious and base metals and select other commodities; trading of more than 130 foreign currencies; market-making in international equities; debt origination and asset management.

The Company provides these services to a diverse group of approximately 10,000 customers located throughout the world, including producers, processors and end-users of nearly all widely-traded physical commodities to manage their risks and enhance margins; to commercial counterparties who are end-users of the firm’s products and services; to governmental and non-governmental organizations; and to commercial banks, brokers, institutional investors and major investment banks.

Prior to the acquisition of FCStone in September 2009, the Company’s activities were divided into five reportable segments: International Equities Market-making, Foreign Exchange Trading, Commodities Trading, International Debt Capital Markets and Asset Management. FCStone divided its activities into four reportable segments, which consisted of Commodity and Risk Management Services, Clearing and Execution Services, Financial Services, and a Corporate and Other segment. The Company revised its segment reporting as a result of the FCStone acquisition, and the Company’s activities are now divided into the following five functional areas consisting of Commodity and Risk Management Services (“C&RM), Foreign Exchange, Securities, Clearing and Execution Services (“CES”), and Other.

To conform to current quarterly presentation, the Company has reclassified certain prior period balances. The condensed consolidated income statements of the Company for the quarter ended December 31, 2008 reflect the results of the Company prior to the FCStone transaction, as reclassified to conform to the current presentation. The Company has determined segment information for the prior year or characterized to confirm to the current presentation is not practical for comparison purposes.

Commodity and Risk Management Services (“C&RM”)

The Company serves its commercial customers through its force of over 120 risk management consultants with a high value added service that differentiates us from other competitors and maximizes the opportunity to retain customers. The Integrated Risk Management Program (IRMP) involves providing customers with commodity risk management consulting services that are designed to develop a customized long term hedging program to help them mitigate their exposure to commodity price risk and maximize the amount and certainty of their operating profits. Customers are assisted in the execution of their hedging strategies through the Company’s exchange-traded futures and options clearing and execution operations and through access to more customized alternatives provided by the OTC trading desk. Generally, customers direct their own trading activity and risk management consultants do not have discretionary authority to transact trades on behalf of customers. When transacting OTC contracts with customers, the Company will generally offset the customer’s transaction simultaneously with one of its trading counterparties. On a limited basis, the OTC trade desk will accept a customer transaction and offset that transaction with a similar but not identical position on the exchange. These unmatched transactions are intended to be short-term in nature and are conducted to facilitate the most effective transaction for customers.

In addition, the Company provides a full range of trading and hedging capabilities to select producers, consumers, recyclers and investors in precious metals and certain base metals. Acting as a principal, the Company commits its own capital to buy and sell the metals on a spot and forward basis.

The Company records all of its physical commodities revenues on a gross basis. Operating revenues and losses from the Company’s commodities derivatives activities are recorded in ‘Trading gains’. Inventory for the commodities business is valued at the lower of cost or market value, under the provisions of the Inventory Topic of the ASC. The Company generally mitigates the price risk associated with commodities held in inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under accounting principles generally accepted in the U.S. (“U.S. GAAP”). In such situations, unrealized gains in inventory are not recognized under U.S. GAAP, but unrealized gains and losses in related derivative positions are recognized under U.S. GAAP. As a result, the Company’s reported earnings from commodities trading may be subject to significant volatility

The C&RM segment combines FCStone’s Commodity and Risk Management Services segment with the activities previously reported in the Company’s Commodities Trading segment.

Foreign Exchange

The Company provides treasury, global payment and foreign exchange services to financial institutions, multi-national corporations, government organizations and charitable organizations as well as assisting commercial customers with the execution of foreign exchange hedging strategies. The Company transacts in over 130 currencies and specializes in smaller, more difficult emerging markets where there is limited liquidity. In addition, the Company executes trades based on the foreign currency flows inherent in the Company’s existing business activities. The Company primarily acts as a principal in buying and selling foreign currencies on a spot basis. The Company derives revenue from the difference between the purchase and sale prices.

The Company also provides spot foreign currency trading for a customer base of eligible contract participants and high net worth retail customers as well as operating a proprietary foreign exchange desk which arbitrages the futures and cash markets.

The foreign exchange segment combines the activities previously reported in the Company’s Foreign Exchange Trading segment and FCStone’s foreign exchange activity which had been reported in its Commodity and Risk Management Services segment.

Securities

Through INTL Trading, the Company acts as a wholesale market maker in select foreign securities including unlisted ADRs and foreign ordinary shares. INTL Trading provides execution and liquidity to national broker-dealers, regional broker-dealers and institutional investors.

The Company originates, structures and places a wide array of emerging market debt instruments in the international and domestic capital markets. These instruments include complex asset backed securities, unsecured bond and loan issues, negotiable notes and other trade-related debt instruments used in cross-border trade finance. On occasion the Company may invest its own capital in debt instruments before selling them. It also actively trades in a variety of international debt instruments.

The Securities segment combines the activities previously reported in the Company’s International Equities Market-making and International Debt Capital Markets segments.

Clearing and Execution Services (“CES”)

The Company seeks to provide competitive and efficient clearing and execution of exchange-traded futures and options for the institutional and professional trader market segments. Through its platform, customer orders are accepted and directed to the appropriate exchange for execution. The Company then facilitates the clearing of customers’ transactions. Clearing involves the matching of customers’ trades with the exchange, the collection and management of margin deposits to support the transactions, and the accounting and reporting of the transactions to customers. The Company seeks to leverage its capabilities and capacity by offering facilities management or outsourcing solutions to other Futures Commission Merchants (“FCM”).

The CES segment consists of FCStone’s activities previously reported in its clearing and execution services segment.

Other

This segment combines activities previously reported in the Company’s Asset Management segment and in FCStone’s Financial Services and Corporate and Other segments.

The asset management revenues include fees, commissions and other revenues received by the Company for management of third party assets and investment gains or losses on the Company’s investments in funds and proprietary accounts managed either by the Company’s investment managers or by independent investment managers.

The Company serves as a grain financing and facilitation business lending to commercial grain-related companies against physical grain inventories. Sale and repurchase agreements are used to purchase grain evidenced by warehouse receipts at local grain elevators subject to a simultaneous agreement to sell such grain back to the original seller at a later date. These transactions are accounted for as product financing arrangements, and accordingly no grain inventory, grain purchases or grain sales are recorded. The Company also serves as a financing vehicle for a number of different commodities, including grain, energy products and renewable fuels.

Executive Summary

In the three months ended December 31, 2009, higher prices in the precious metals markets resulted in a lower level of customer activity while increased customer demand from the Far East combined with rising prices increased profitability in the base metals business. Overall global economic conditions including lower levels of volatility constrained the level of business transacted in our exchange traded commodity and equities business particularly when compared to three months ended December 31, 2008 which benefited from the de-leveraging of both the commodity and equities markets. The decreased levels of customer activity when combined with historically low short term interest rates constrained the level of interest income recognized during the period. Customer volumes in the foreign exchange business continue to grow with the addition of new customers in the treasury and global payments area most notably from financial institutions.

Unaudited Pro Forma Information

The following unaudited pro forma information includes non-GAAP financial results and has been derived from the historical consolidated financial statements of the Company and FCStone. This information assumes the merger with FCStone occurred on October 1, 2008. These financial results do not take into account the impact of purchase price accounting adjustments, but include pro forma adjustments to exclude the effect of the bad debt provision for an energy trading customer, professional fees related to capital raising efforts, and the impairment of goodwill that are included in the historical financial results of FCStone for the three months ended November 30, 2008. We believe the exclusion of the impact of these items provides supplemental information regarding the historical operating performance of FCStone that is more meaningful to investors and that aligns with information used by management for internal management purposes.

In addition, this unaudited pro forma information includes pro-forma marked-to-market adjustments to the Company’s historical financial results. As discussed in previous filings and elsewhere in this Form 10-Q, the requirements of U.S. GAAP to carry derivatives at fair market value but physical commodities inventory at the lower of cost or market value may have a significant temporary impact on our reported earnings. Under U.S. GAAP, gains and losses on commodities inventory and derivatives which the Company intends to be offsetting are often recognized in different periods. Additionally, U.S. GAAP does not require us to reflect changes in estimated values of forward commitments to purchase and sell commodities.

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

Because of different fiscal period ends, this unaudited pro forma information for each three month period presented combines the historical financial information of the Company for the Company’s three month period ending December 31 with the historical financial information of FCStone for its three month period ending November 30. Please refer to the footnotes following this unaudited pro forma information for further information related to the adjustments made to the historical financial information of the Company and FCStone as well as the historical financial statements for these periods.

This unaudited pro forma information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations or the consolidated financial position of the Company would have been had the merger occurred on the date assumed, nor is it necessarily indicative of future consolidated results of operations or financial position.

Unaudited Pro-Forma Financial Summary - International Assets and FCStone (non-GAAP)

	Three Months Ended December 31,
	2009	2008
	(in millions)
Income Statement

Adjusted operating revenues	$65.2	$118.8
Interest expense	2.5	7.1
Non-interest expenses	58.8	87.7

Adjusted income from operations, before tax	3.9	24.0
Adjusted income tax expense	1.5	9.2

Adjusted net income (loss) before discontinued operations, net of tax	2.4	14.8
Income from discontinued operations, net of tax	—	0.1

Adjusted net income (loss) before extraordinary loss	2.4	14.7
Extraordinary loss	(3.4)	—

Adjusted net income (loss)	(1.0)	14.7
Less: Net loss attributable to noncontrolling interests	(0.3)	—

Adjusted net income (loss) attributable to common shareholders	(0.7)	14.7

Exchange contract trade volume (in millions)	7.3	21.3
Average customer segregated assets (in millions)	$867.5	$1,344.8

Since this pro forma unaudited financial information is a non-GAAP financial measure, our calculations may not be comparable to other similarly titled information of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

Notes to Unaudited Pro Forma Information

(1)	The following tables reconcile the non-GAAP unaudited pro forma information to the corresponding historical financial information of the Company and FCStone calculated and presented under GAAP.

	Unaudited Condensed Combined Income Statement
(in millions)	IAHC Historical Three Months Ended December 31, 2008	FCStone Historical Three Months Ended November 30, 2008	IAHC Marked- to-Market Adjustments (A)	FCStone Pro Forma Adjustments		Pro Forma Combined
Revenues:
Sales of physical commodities	$10,506.3	$—	$—	$—		$10,506.3
Trading gains (losses)	25.3	16.1	1.4	—		42.8
Commissions and clearing fees	1.9	44.5	—	—		46.4
Consulting and management fees	0.4	3.5	—	—		3.9
Interest income	0.8	17.0	—	—		17.8
Other income	0.2	7.9	—	—		8.1

Total revenues	10,534.9	89.0	1.4	—		10,625.3
Cost of sales of physical commodities	10,506.5	—	—	—		10,506.5

Operating revenues	28.4	89.0	1.4	—		118.8
Interest expense	2.3	4.8	—	—		7.1

Net revenues	26.1	84.2	1.4	—		111.7

Non-interest expenses:
Compensation and benefits	12.9	17.1	—	—		30.0
Communications and data services	0.5	2.5	—	—		3.0
Clearing and related expenses	4.4	28.1	—	—		32.5
Introducing broker commissions	—	7.4	—	—		7.4
Occupancy and equipment rental	0.3	1.2	—	—		1.5
Professional fees	0.7	1.8	—	(0.2	) B	2.3
Depreciation and amortization	0.2	0.6	—	—		0.8
Bad debts and impairments	0.1	26.9	—	(21.2	) C	5.8
Other	1.0	3.4	—	—		4.4

Total non-interest expenses	20.1	89.0	—	(21.4)		87.7
Income (loss) from operations, before tax	6.0	(4.8)	1.4	21.4		24.0
Income tax expense (benefit)	2.5	(1.9)	0.5	8.1	D	9.2

Net income (loss) before discont’d operations, net of tax	3.5	(2.9)	0.9	13.3		14.8
Income (loss) from discontinued operations, net of tax	0.1	—	—	—		0.1

Net income (loss)	3.4	(2.9)	0.9	13.3		14.7
Less: Net (income) loss attributable to noncontrolling interests	(0.1)	0.1	—	—		—

Net income (loss) attributable to common shareholders	3.3	(2.8)	0.9	13.3		14.7

Exchange contract trade volume (in millions)		21.3				21.3
Average customer segregated assets (in millions)		$1,344.8				$1,344.8

Pro forma adjustments in the table above under “IAHC Marked-to-Market Adjustments” are reflected as follows:

A.	The Company’s pro forma operating revenues and pro forma income from continuing operations, have been adjusted to reflect the marked-to-market differences in the Company’s commodities business during the period (in the case of operating revenues and income from continuing operations) and the cumulative differences (in the case of stockholders’ equity). The Company has also included the estimated tax liability which would have been incurred as a result of these adjustments, utilizing a blended tax rate of 37.5%.

Pro forma adjustments in the table above under “FCStone Pro Forma Adjustments” are reflected as follows:

B.	The elimination of professional fees incurred related to capital raising efforts of $0.2 million;

C.	The elimination of a bad debt provision for an energy trading customer deficit account of $20.0 million and an impairment loss on goodwill of $1.2 million;

The estimated tax liability which would have been incurred as a result of adjustments B and C, utilizing FCStone’s blended tax rate of 38.4%.

(2)	The following table reconciles the calculated non-GAAP unaudited pro forma operating revenues and tax to the numbers which were presented under GAAP.

	Three Months Ended December 31,
	2009	2008
Reconciliation of operating revenues from GAAP to adjusted, non-GAAP numbers:
Total operating revenues, (GAAP)	$59.6	$28.4
Gross marked to market adjustment	5.6	1.4

Adjusted operating revenues (non-GAAP)	$65.2	$29.8

Reconciliation of income tax expense from GAAP to pro forma, non-GAAP numbers:
Income tax expense (benefit) (GAAP)	$(0.6)	$2.5
Pro forma taxes on gross marked to market adjustment at 37.5%	2.1	0.5

Pro forma income tax expense (non-GAAP)	$1.5	$3.0

Selected Summary Financial Information – Actual Results

As discussed in previous filings and elsewhere in this Form 10-Q, the requirements of U.S. GAAP to carry derivatives at fair market value but physical commodities inventory at the lower of cost or market value have a significant temporary impact on our reported earnings. Under U.S. GAAP, gains and losses on commodities inventory and derivatives which the Company intends to be offsetting are often recognized in different periods. Additionally, U.S. GAAP does not require us to reflect changes in estimated values of forward commitments to purchase and sell commodities.

For these reasons, management assesses the Company’s operating results on a marked-to-market basis. Management relies on these adjusted operating results to evaluate the performance of the Company’s commodities business segment and its personnel.

Under “marked-to-market basis” in the tables below are the Company’s adjusted operating revenues, adjusted income from continuing operations, adjusted net income, adjusted EBITDA and adjusted shareholders’ equity, which have been adjusted to reflect the marked-to-market differences in the Company’s commodities business during each period (in the case of operating revenues and net income) and the cumulative differences (in the case of shareholders’ equity). The Company has also included the estimated tax liability which would have been incurred as a result of these adjustments, utilizing a blended tax rate of 37.5%.

Adjusted Financial Information (non-GAAP) (UNAUDITED)

	Three Months Ended December 31,
(in millions, except employee count and ratios)	2009	2008
As reported on a GAAP basis:
Operating revenues	$59.6	$28.4
Net (loss) income before discontinued operations	$(1.1)	$3.5
Net income (loss) attributable to International Assets Holding Corporation common shareholders	$(4.2)	$3.3
Shareholders’ equity	$235.7	$74.5

Marked-to-market basis (unaudited, pro forma, non-GAAP):
Adjusted operating revenues	$65.2	$29.8
Adjusted, net income before discontinued operations	$2.4	$4.4
Adjusted, net income attributable to International Assets Holding Corporation common shareholders	$(0.7)	$4.2
Adjusted EBITDA	$6.6	$9.9
Adjusted shareholders’ equity	$246.1	$77.9

Trailing twelve months on marked-to-market basis (unaudited, pro forma, non-GAAP):
Adjusted operating revenues	$133.5	$95.2
Adjusted, net income attributable to International Assets Holding Corporation common shareholders	$11.0	$10.5
Adjusted EBITDA	$25.4	$28.6
Adjusted return on average equity	9.9%	15.1%

The following marked-to-market adjustments were made to the GAAP basis numbers shown above (unaudited, pro forma, non-GAAP management data):
Gross marked-to-market adjustment	5.6	1.4
Pro forma tax effect at 37.5%	(2.1)	(0.5)

After tax marked-to-market adjustment	$3.5	$0.9

Cumulative after tax adjustment	$10.4	$3.4

Reconciliation of net (loss) income from continuing operations to adjusted EBITDA from continuing operations (non-GAAP)
Net (loss) income before discontinued operations	$(1.1)	$3.5
Income tax (benefit) expense	(0.6)	2.5
Depreciation and amortization	0.2	0.2
Interest expense	2.5	2.3
Gross marked-to-market adjustment	5.6	1.4

Adjusted EBITDA from continuing operations (non-GAAP)	$6.6	$9.9

Other Data:
Employees	626	185
Compensation and benefits / adjusted operating revenues	37.9%	43.3%
Leverage ratio: Total assets : Equity	6.1	6.5

Adjusted operating revenues, adjusted net income, adjusted EBITDA and adjusted shareholders’ equity are financial measures that are not recognized by U.S. GAAP, and should not be considered as alternatives to operating revenues, net income or shareholders’ equity calculated under U.S. GAAP or as an alternative to any other measures of performance derived in accordance with U.S. GAAP. The Company has included these non-GAAP financial measures because it believes that they permit investors to make more meaningful comparisons of performance between the periods presented. In addition, these non-GAAP measures are used by management in evaluating the Company’s performance.

Results of Operations

Set forth below is the Company’s discussion of the results of its operations, as viewed by management, for the fiscal quarters ended December 31, 2009 and 2008, respectively. The quarters will be referred to in this discussion as “Q1 2010” and “Q1 2009”. This discussion refers to both U.S. GAAP results and adjusted marked-to-market information, in accordance with the information presented above under the heading ‘Adjusted Financial Information’. For the Foreign Exchange, Securities, Clearing and Execution Services and Other segments, there are no differences between the U.S. GAAP results and the adjusted marked-to-market results. Only the Commodity and Risk Management Services segment has differences between the U.S. GAAP results and the adjusted marked-to-market results. This means that there are differences between the U.S. GAAP basis and marked-to-market basis numbers for total operating revenues, total contribution and net income. Please note that any term below that contains the word ‘adjusted’ refers to non-GAAP, marked-to-market information.

The discussion below relates only to continuing operations. All revenues and expenses relating to discontinued operations have been removed from disclosures of total revenues and expenses in all periods and are reflected in a net discontinued operations number.

Financial Overview

The following table shows an overview of our financial results.

	Three Months Ended December 31,
(in millions)	2009	% Change	2008
FINANCIAL OVERVIEW
Adjusted total operating revenues (non-GAAP)	$65.2	119%	$29.8
Interest expense	2.5	9%	2.3

Net revenues (non-GAAP)	62.7	128%	27.5

Non-interest expenses	58.8	193%	20.1

Income from operations (non-GAAP)	3.9	(47)%	7.4
Pro forma income tax expense (non-GAAP)	1.5	63%	3.0
Net income before discontinued operations (non-GAAP)	2.4	(45)%	4.4
Loss from discontinued operations, net of tax	—	(100)%	0.1

Net income before extraordinary loss	2.4	(44)%	4.3
Extraordinary loss	(3.4)	n/m	—

Pro forma net (loss) income (non-GAAP)	(1.0)	n/m	4.3

Less: Net income (loss) attributable to noncontrolling interests	(0.3)	n/m	0.1

Net income (loss) attributable to International Assets Holding Corporation common shareholders	$(0.7)	n/m	$4.2

Reconciliation of operating revenues from GAAP to adjusted, non-GAAP numbers:
Total operating revenues, (GAAP)	$59.6		$28.4
Gross marked to market adjustment	5.6		1.4

Adjusted operating revenues (non-GAAP)	$65.2		$29.8

Reconciliation of income tax expense from GAAP to pro forma, non-GAAP numbers:
Income tax expense (benefit) (GAAP)	$(0.6)		$2.5
Pro forma taxes on gross marked to market adjustment at 37.5%	2.1		0.5

Pro forma income tax expense (non-GAAP)	$1.5		$3.0

Q1 2010 Operating Revenues vs. Q1 2009 Operating Revenues

The acquisition of FCStone was completed on September 30, 2009, so the results of FCStone are reflected in the results of operations for the Company for the three months ended December 31, 2009. The Company’s operating revenues under U.S. GAAP for Q1 2010 and Q1 2009 were $59.6 million and $28.4 million, respectively. The Company’s adjusted operating revenues were $65.2 million in Q1 2010, compared with $29.8 million in Q1 2009, an increase of $35.4 million. FCStone operations contributed $44.5 million in adjusted operating revenues for Q1 2010, while the Company’s historical adjusted revenues declined by $8.8 million from Q1 2009. There were increases in adjusted operating revenues of 277% in the C&RM segment and 143% in the Foreign Exchange segment, partially offset by a decreases of 72% in the Securities segment. The CES segment which consists entirely of revenues from the FCStone acquisition contributed $16.1 million in operating revenues in Q1 2010, while the Other segment contributed $2.2 million in operating revenues compared to ($1.4) million in Q1 2009.

The contribution to adjusted operating revenues in each of the segments attributable to the FCStone acquisition is discussed in the Segment Information section of this filing. Excluding the results of FCStone operations, the operating revenues in the Foreign Exchange segment, were up 12% over the prior year quarter, reflecting strong growth in client volumes. The decline in operating revenues in the Securities segment, were primarily driven by continued low levels of volume and volatility in the international equities markets, which had reached unprecedented levels in Q1 2009. This decline in volumes and volatility had an adverse effect on our equities market-making business. While the lack of demand and risk intolerance caused by the global financial crisis continues to adversely affect our debt arrangement and placement business, the acquisition effective April 2009 of Compania Inversora Bursatil S.A. Sociedad de Bolsa (CIBSA) in Argentina has increased our debt trading revenues. In the C&RM segment, base metals benefited from increased demand, wider spreads, and an increase in arbitrage activity. Precious metal activity declined from the year ago quarter as activity declined as a result of high prices. See the segmental analysis below for additional information on activity in each of the segments.

Q1 2010 Interest expense vs. Q1 2009 Interest expense

Interest expense: Interest expense increased by 9% from $2.3 million in Q1 2009 to $2.5 million in Q1 2010. Excluding interest expense in the FCStone operations of $0.9 million, interest expense declined $0.7 million, or 30% as a result of decreased average borrowings and lower interest rates. In mid-2008 the Company entered into two three-year interest rate swaps for a total of $100 million. These were designated as cash flow hedges. See Note 7 to the condensed consolidated financial statements for further information. The Company pays a fixed 3.66% (on average), and receives a variable rate equal to one-month LIBOR. One-month LIBOR was lower than the fixed rate of 3.66% paid by the Company for most of Q1 2010, resulting in a net interest expense on the swaps. The effective portion of the change in cash flows from the swaps during Q1 2010 had the effect of increasing the Company’s reported interest expense by $0.6 million.

Non-interest expenses

The following table shows a summary of our non-interest expenses.

	Three Months Ended December 31,
(in millions)	2009	% Change	2008
NON-INTEREST EXPENSES
Compensation and benefits	$24.7	91%	$12.9
Clearing and related expenses	18.4	318%	4.4
Other non-interest expenses
- Communication and data services	3.2	540%	0.5
- Introducing broker commissions	4.2	n/m	—
- Occupancy and equipment rental	1.6	433%	0.3
- Professional fees	1.9	171%	0.7
- Depreciation and amortization	0.2	0%	0.2
- Bad debts and impairments	0.5	400%	0.1
- Other expense	4.1	310%	1.0

	15.7	461%	2.8

Total non-interest expenses	$58.8	193%	$20.1

Q1 2010 Non-Interest Expenses vs. Q1 2009 Non-Interest Expenses

Total Non-Interest Expenses: Non-interest expenses increased by 193% from $20.1 million in Q1 2009 to $58.8 million in Q1 2010. Excluding expenses in the FCStone operations of $41.7 million, non-interest expenses decreased $3.0 million, or 15%.

Compensation and Benefits: Compensation and benefits expense increased by 91% from $12.9 million to $24.7 million. Excluding expenses in the FCStone operations of $14.6 million, compensation and benefits declined $2.8 million, or 22%. These represented 38% and 43% of total non-interest expenses in Q1 2010 and Q1 2009, respectively. The variable portion of compensation and benefits increased by 51% from $7.4 million in Q1 2009 to $11.2 million in Q1 2010, mainly as a result of increased revenues from FCStone operations. The fixed portion of compensation and benefits increased 145% from $5.5 million to $13.5 million. The number of employees increased from 625 at the beginning of Q1 2010 to 626 at the end of Q1 2010, compared with 185 employees at the end of Q1 2009 primarily as a result of the FCStone acquisition.

Clearing and Related Expenses: Clearing and related expenses increased by 318% from $4.4 million in Q1 2009 to $18.4 million in Q1 2010. Excluding expenses in the FCStone operations, clearing and related expenses declined $1.5 million, or 35%. This decline was primarily driven by a significant decline in clearing costs in the Securities segment related to the lower volumes in the international equities business, partially offset by increased clearing costs in CIBSA, acquired in April 2009.

Other Non-Interest Expenses: Other non-interest expenses increased by 461% from $2.8 million in Q1 2009 to $15.8 million in Q1 2010. Excluding expenses in the FCStone operations, other non-interest expenses increased by $1.2 million, or 43% primarily driven by an impairment charge of $0.7 million related to the Company’s investment in INTL Sieramet.

Provision for Taxes: The effective income tax rate on a U.S. GAAP basis was 35% in Q1 2010, compared with 42% in Q1 2009. Our effective income tax rate varied from period to period due to the geographic and business mix of our earnings.

Non-controlling Interest: This represents the non-controlling interests in our joint venture, INTL Sieramet, LLC, in INTL Gainvest Capital Uruguay S.A. and in Agora-X, LLC for the three months ended December 31, 2009. During February 2009, the Company acquired the 50% interest held by our joint venture partner in INTL Commodities DMCC, making this company a wholly-owned subsidiary for all of Q1 2010.

Loss (Income) from Discontinued Operations: Effective April 30, 2009, the Company sold its interest in INTL Consilium, LLC, whose current and historic results are included within discontinued operations on the condensed consolidated income statements with effect from the June 30, 2009 quarter. There was no income from discontinued operations, net of taxes for Q1 2010 and income of $0.1 million for Q1 2009.

Variable vs. Fixed Expenses

	Three Months Ended December 31,
(in millions)	2009	% of Total	% of Adjusted Operating Revenues	2008	% of Total	% of Adjusted Operating Revenues
Adjusted segment operating revenues	$65.8			$31.1

VARIABLE vs. FIXED EXPENSES
Variable clearing and related expenses	$18.1	31%	28%	$4.3	21%	14%
Variable compensation	11.2	19%	17%	7.4	37%	24%
Introducing broker commissions	4.2	7%	6%	—	0%	0%

Total variable expenses	33.5	57%	51%	11.7	58%	38%

Fixed expenses	24.8	42%	38%	8.1	40%	26%
Bad debts and impairments	0.5	1%	1%	0.3	1%	1%

Total non-variable expenses	25.3	43%	38%	8.4	42%	27%

Total non-interest expenses	$58.8	100%	89%	$20.1	100%	65%

The Company aims to make its non-interest expenses variable to the greatest extent possible, and to keep its fixed costs as low as possible. The table above shows an analysis of the Company’s total non-interest expenses for the quarters ended December 31, 2009 and 2008, respectively. Variable expenses consist of clearing and related expenses, variable compensation paid to traders, bonuses paid to operational, administrative and managerial employees and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses marginally decreased from 58% in Q1 2009 to 57% in Q1 2010.

Segment Information

The following table shows information concerning the Company’s principal business segments.

	Three Months Ended December 31,
(in millions)	2009	% Change	2008
SEGMENTAL RESULTS

Commodity & Risk Management Services (C&RM)
Adjusted operating revenues (non-GAAP)	$29.0	277%	$7.7
- Interest expense	0.6	(33)%	0.9
- Variable direct expenses	12.0	422%	2.3

Adjusted net contribution (non-GAAP)	16.4	264%	4.5
- Non-variable direct expenses	6.6	408%	1.3

Adjusted segment income (non-GAAP)	9.8	206%	3.2

Foreign Exchange
Operating revenues	$13.1	143%	$5.4
- Interest expense	0.1	0%	0.1
- Variable direct expenses	5.3	231%	1.6

Net contribution	7.7	108%	3.7
- Non-variable direct expenses	1.5	25%	1.2

Segment income	6.2	148%	2.5

Securities
Operating revenues	$5.4	(72)%	$19.4
- Interest expense	—	n/m	—
- Variable direct expenses	2.7	(64)%	7.4

Net contribution	2.7	(78)%	12.0
- Non-variable direct expenses	1.3	86%	0.7

Segment income	1.4	(88)%	11.3

Clearing & Execution Services (CES)
Operating revenues	$16.1	n/m	$—
- Interest expense	0.7	n/m	—
- Variable direct expenses	13.2	n/m	—

Net contribution	2.2	n/m	—
- Non-variable direct expenses	1.3	n/m	—

Segment income	0.9	n/m	—

Other
Operating revenues	$2.2	n/m	$(1.4)
- Interest expense	—	(100)%	0.6
- Variable direct expenses	0.3	0%	0.3

Net contribution	1.9	n/m	(2.3)
- Non-variable direct expenses	1.9	138%	0.8

Segment income	—	n/m	(3.1)

Total Segmental Results
Adjusted operating revenues (non-GAAP)	$65.8	112%	$31.1
- Interest expense	1.4	(13)%	1.6
- Variable direct expenses	33.5	189%	11.6

Adjusted net contribution (non-GAAP)	30.9	73%	17.9
- Non-variable direct expenses	12.6	215%	4.0

Adjusted net segment income (non-GAAP)	18.3	32%	13.9

Reconciliation of C&RM operating revenues from GAAP to adjusted, non-GAAP numbers:
Total C&RM operating revenues, (GAAP)	$23.4		$6.3
Gross marked to market adjustment	5.6		1.4

Adjusted C&RM operating revenues (non-GAAP)	$29.0		$7.7

Reconciliation of C&RM segment income from GAAP to adjusted, non-GAAP numbers:
Total C&RM segment income, (GAAP)	$4.2		$1.8
Gross marked to market adjustment	5.6		1.4

C&RM segment income (non-GAAP)	$9.8		$3.2

Reconciliation of total operating revenues from GAAP to adjusted, non-GAAP numbers:
Total operating revenues, (GAAP)	$59.6		$28.4
Gross marked to market adjustment	5.6		1.4
Operating revenue not assigned to a segment	0.6		1.3

Adjusted segment operating revenues (non-GAAP)	$65.8		$31.1

Reconciliation of segment income from GAAP to adjusted, non-GAAP numbers:
Total net segment income, (GAAP)	$12.7		$12.5
Gross marked to market adjustment	5.6		1.4

Adjusted net segment income (non-GAAP)	$18.3		$13.9

Q1 2010 vs. Q1 2009 Segmental Analysis

The adjusted net contribution of all the Company’s business segments was $30.9 million in Q1 2010, compared with $17.9 million in Q1 2009. Excluding the contribution of FCStone operations of $16.8 million, the adjusted contribution decreased $2.7 million from the prior year quarter, or 16%. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. Net contribution is calculated as revenue less direct cost of sales, clearing and related expenses, and variable compensation. Variable compensation paid to traders represents a fixed percentage of an amount equal to revenues produced less clearing and related charges, base salaries and an overhead allocation.

Total adjusted segment income was $18.3 million in Q1 2010, compared with $13.9 million in Q1 2009. Excluding the contribution of FCStone operations of $9.0 million, the adjusted contribution decreased $3.3 million or 26%.

Segment income is calculated as net contribution less certain non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational employee compensation and benefits, communication and data services, travel, professional fees and bad debt expense.

Commodity and Risk Management Services – Operating revenues under U.S. GAAP increased from $6.3 million in Q1 2009 to $23.4 million in Q1 2010. Adjusted operating revenues increased by 277% from $7.7 million in Q1 2009 to $29.0 million in Q1 2010. Excluding the operating revenues of FCStone operations of $20.8 million, adjusted operating revenues increased $0.4 million from the prior year quarter, or 6%.

Precious metals adjusted operating revenues decreased from $6.3 million in Q1 2009 to $3.5 million in Q1 2010, or 45% with business activity dampened by the effect of higher prices. Base metals adjusted operating revenues increased from $1.5 million in Q1 2009 to $4.7 million in Q1 2010, or 212%. Base metals operating revenues increased primarily due to increased demand from the Far East and wider spreads augmenting trading profits while rising lead prices contributed to greater arbitrage opportunities.

FCStone operating revenues were negatively affected by the continuing difficult global economic conditions and the effect they had on underlying commodity prices as well as the Company’s commercial customer access to the capital markets necessary to implement the Company’s risk management strategies and recommendations. Continued historically low short term interest rates negatively affected the level of interest income earned on customer deposits during the three months ended December 31, 2009.

Segment income increased 204% from $3.3 million to $9.9 million, with FCStone operations contributing $5.9 million of the increase. Variable expenses expressed as a percentage of operating revenues increased from 30% to 42%, primarily as a result of the FCStone acquisition.

Foreign exchange trading – Operating revenues increased by 143% from $5.4 million in Q1 2009 to $13.1 million in Q1 2010. Excluding the operating revenues of FCStone operations of $7.2 million, operating revenues increased $0.5 million from the prior year quarter, or 10%. Operating revenues increased due to wider spreads on currencies of developing countries in response to the global financial crisis, and an increased customer base primarily from financial institutions. Our ability to offer an electronic transaction order system to our customers has also had a positive effect on our revenues in this segment.

For the three months ended, FCStone customer foreign exchange business experienced lower volumes from speculative customers, partially offset by moderate demand from commercial customers particularly in Brazil.

Segment income increased 147% from $2.5 million to $6.2 million, with FCStone operations contributing $2.9 million of the increase. Variable expenses expressed as a percentage of operating revenues increased from 30% to 40%, primarily as a result of the FCStone acquisition.

Securities – Operating revenues decreased by 72% from $19.4 million in Q1 2009 to $5.4 million in Q1 2010. Operating revenues in the equities market-marking business decreased 75% from the prior year quarter, or $13.8 million, while operating revenues in the debt capital markets business declined by 34% from the prior year quarter, or $0.3 million.

Operating revenues in the equities market-making business are largely dependent on overall volume and volatility, which reached unprecedented levels during Q1 2009 in response to the global financial crisis but which had declined considerably by mid-2009 and remained in abatement through Q1 2010. Equity market-making operating revenues include the trading profits earned by the Company before the related expense deduction for ADR conversion fees. These ADR fees are included in the condensed consolidated income statements as clearing and related expenses.

Operating revenues in the debt capital markets business, which continues to be affected by negative sentiment stemming from the financial crisis, decreased 40% from $1.0 million in Q1 2009 to $0.6 million in Q1 2010. The business focuses on the arranging and placing of debt issues and asset backed securitization, and debt trading in the newly-acquired CIBSA and in Singapore.

Segment income decreased 88% from $11.3 million to $1.4 million. Variable expenses expressed as a percentage of operating revenues increased from 39% to 50%.

Clearing and execution services – Operating revenues in the segment were $16.1 million for Q1 2010 and are primarily generated from two sources: commission and clearing fee revenues from the execution and clearing of exchange-traded futures and options contracts, and interest income derived from cash balances in our customers’ accounts.

Operating revenues were affected by low volatility in the exchange-traded markets as a result of the macro-economic conditions, as well as historically low short term interest rates.

Segment income was $0.9 million for Q1 2010 and variable expenses, which are primarily clearing and related expenses, were 82% expressed as a percentage of operating revenues.

Other – The Company’s asset management segment revenues include management and performance fees, commissions and other revenues received by the Company for management of third party assets and investment gains or losses on the Company’s investments in funds or proprietary accounts managed either by the Company’s investment managers or by independent investment managers. With the acquisition of FCStone, the Other segment’s revenues now include interest income and fees earned in relation to commodity financing transactions as well as a limited amount of principal physical commodity sales transactions related to inputs to the renewable fuels industry.

Operating revenues were a net loss of $1.4 million in Q1 2009, while Q1 2010 operating revenues were $2.2 million. Excluding the operating revenues of FCStone operations of $0.3 million, operating revenues were $1.9 for Q1 2010. Assets under management at December 31, 2009 were approximately $365 million compared with approximately $275 million at December 31, 2008. Management fees increased by 89% from $0.4 million in Q1 2009 to $0.8 million in Q1 2010 as a result of increases in both rates and assets under management. Fees and commissions increased by 185% from $0.3 million in Q1 2009 to $0.9 million in Q1 2010 as the environment in Argentina for asset-backed securitizations improved. The Company suffered investment losses of $2.9 million in Q1 2009, due to the financial crisis, compared with trading gains of $0.2 million in Q1 2010.

Segment income was break even in Q1 2010 as compared to a segment loss of $3.1 million in Q1 2009. On May 8, 2009, the Company agreed to sell its partnership interest in INTL Consilium, LLC (INTL Consilium) effective April 30, 2009. The results of INTL Consilium, previously consolidated, have been treated as discontinued operations with effect from the fiscal quarter ending June 30, 2009.

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

In addition, in our commodities trading, C&RM OTC, securities and foreign exchange trading activities, we may be called upon to meet margin calls with our various trading counterparties based upon the underlying open transactions we have in place with those counterparties.

The Company continuously reviews its overall credit and capital needs to ensure that its capital base, both shareholders’ equity and debt, as well as available credit facilities can appropriately support the anticipated financing needs of its operating subsidiaries.

At December 31, 2009, the Company had total equity capital of $235.7 million, bank loans of $16.4 million, subordinated debt of $31.5 million and convertible subordinated notes of $16.7 million.

A substantial portion of the Company’s assets are liquid. At December 31, 2009, approximately 95% of the Company's assets consisted of cash; deposits and receivables from exchange-clearing organizations, broker-dealers, clearing organizations, FCM’s, and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory, at cost. All assets are that are not customer and counterparty deposits, are financed by the Company's equity capital, convertible subordinated notes, subordinated debt, bank loans, short-term borrowings from financial instruments sold, not yet purchased, and other payables.

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

With OTC derivative transactions, we act as a principal, which exposes us to the credit risk of both our customers and the counterparties with which we offset our customer positions. As with exchange-traded transactions, our OTC transactions require that we meet initial and variation margin payments on behalf of our customers before we receive the required payment from our customers. OTC customers are required to post sufficient collateral to meet margin requirements based on Value at Risk models as well as variation margin requirement based on the price movement of the commodity or security in which they transact. Our customers are required to make any required margin deposits the next business day, and we may require our largest clients to make intra-day margin payments during periods of significant price movement. We have the ability to increase the margin requirements for customers based on their open positions, trading activity, or market conditions.

In addition, with OTC transactions, we are at the risk that a counterparty will fail to meet its obligations when due. We would then be exposed to the risk that the settlement of a transaction which is due a customer will not be collected from the respective counterparty with which the transaction was offset. We continuously monitor the credit quality of our respective counterparties and mark our positions held with each counterparty to market on a daily basis. The Company has primarily carried trade credit insurance in amounts in excess of its exposure to each of its counterparties and will adjust levels of insurance or positions with a given counterparty based on the exposure to that counterparty.

Primary Sources and Uses of Cash

The Company’s assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and the growth of the Company. The Company's total assets at December 31, 2009 and September 30, 2009, were $1,442.3 million and $1,555.7 million, respectively. The Company's operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. FCStone, LLC, our FCM subsidiary, occasionally uses its margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from our customers. FCStone, LLC utilizes subordinated debt to increase its excess regulatory capital.

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

At December 31, 2009, approximately $19.9 million of the Company’s financial instruments owned and sold, not yet purchased, are exchangeable foreign equities and American Depository Receipts.

As of December 31, 2009, the Company had bank credit facilities of $247.0 million, of which $46.4 million was outstanding. As of September 30, 2009, the Company had bank facilities of $287.0 million, of which $163.7 million was outstanding. On January 10, 2010, the Company’s subsidiary, INTL Commodities, amended its revolving syndicated loan facility, increasing the amount available under the facility to $92.0 million. This facility is committed until June 29, 2010. The Company’s subsidiary, INTL Global Currencies Limited, has a $25.0 million facility, committed until December 17, 2010. The Company’s subsidiary, FCStone, LLC has a $75.0 million syndicated margin line credit facility available for funding daily and intraday margin calls at exchanges, committed through June 23, 2010. The Company has its own $35.0 million facility, committed until December 17, 2010. During fiscal 2010, $167 million of the Company’s committed credit facilities which are scheduled to expire. While there is no guarantee that we will be able to replace current agreements when they expire, management believes it will be able to do so.

The Company has a $30.0 million subordinated debt facility with a syndicate of lenders. As of December 31, 2009, $30.0 million remained outstanding and was being utilized as capital for regulatory purposes. Subsequent to December 31, 2009, the Company has repaid an additional $20.0 million of the outstanding subordinated debt, and the total commitment has been reduced to $10.0 million. The ability of the Company to draw on this subordinated debt facility expired on July 22, 2009. The advances under the facility mature on July 22, 2010. The Company does not expect to replace this facility, and management believes the expiration of this subordinated debt facility will not significantly impact our overall business operations. We expect to repay the remaining subordinated debt in full prior to the maturity date through income from operations and available internal cash reserves.

The Company’s facility agreements contain covenants relating to financial measures such as minimum net worth, minimum working capital, minimum regulatory capital and minimum interest coverage ratios. Failure to comply with any such covenants, with the exception of the Company’s subordinated debt facility, could result in the debt becoming payable on demand. The failure to comply with the financial covenants of the Company’s subordinated debt facility could result in the lenders exercising their rights to accelerate the scheduled maturity dates to a date not earlier than six months after giving such notice. The Company was not in compliance with the minimum EBITDA covenant for the quarter ended December 31, 2009 on the $35 million line of credit, but received a written waiver from the lender covering the period from December 31, 2009 through March 30, 2010. The minimum EBITDA covenant is cumulative for the remaining three quarters of the fiscal year. Except for the aforementioned noncompliance, the Company and its subsidiaries are in compliance with all of its covenants under the remaining facilities.

The Company collected $41.1 million during the three months ended December 31, 2009, relating to income tax receivables recorded on its condensed consolidated balance sheet as of September 30, 2009. The income tax receivable related to the net operating loss of FCStone Group, Inc. for its fiscal year ended August 31, 2009 and a refund of estimates paid in during that fiscal year. The Company elected to carry back the net operating loss to recapture taxes paid in the prior two fiscal years.

In September 2006, the Company completed a private placement of $27 million of 7.625% subordinated convertible notes (the Notes). The Notes mature in September 2011. They are convertible at any time at the option of the noteholder at a current conversion price of $21.79 per share. The Notes contain customary anti-dilutive provisions. During the 2006 fiscal year, $2 million in principal amount of the Notes, together with accrued interest, were converted into a total of 79,562 shares of common stock of the Company. During the 2008 fiscal year, approximately $8.2 million in principal amount of the Notes, together with accrued interest, were converted into a total of 325,755 shares of common stock of the Company. During the 2009 fiscal year, approximately $0.1 million in principal amount of the Notes, together with accrued interest, were converted into a total of 4,359 shares of common stock of the Company, leaving $16.7 million in principal amount of Notes outstanding. At the current conversion price, conversion would result in the issue of 767,886 new shares of common stock. The Company may require conversion at any time if the dollar volume-weighted-average share price exceeds $38.25 for 20 out of any 30 consecutive trading days. Noteholders may redeem their Notes at par if the interest coverage ratio set forth in the Notes is less than 2.75 for the twelve-month period ending December 31, 2009. The Company may redeem the Notes at 110% of par on March 11, 2010.

As previously reported in the Company’s Form 10-K for the fiscal year ended September 30, 2009, one of the noteholders has commenced litigation against the Company. In this litigation, the noteholder has alleged that the transaction with FCStone constituted a change of control under the Notes and that, as a result, the Company should have afforded the noteholder the opportunity to redeem the Notes at a 15% premium. The Company is of the view that the FCStone transaction did not result in a change of control as defined in the Notes and intends to continue to defend the matter vigorously.

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

On December 31, 2007, FCStone LLC acquired Downes-O’Neill, LLC, a registered brokerage group and risk management consulting firm specializing in serving the dairy industry. Under the terms of the purchase agreement, FCStone LLC is obligated to pay additional consideration if specific conditions and earnings targets are met annually, based on a calendar year period, through December 31, 2010. If the earnings targets are met, additional consideration of $1.0 million is triggered, plus an additional twenty percent of the excess over the earnings target. For the calendar year period ended December 31, 2009, the specific conditions and earnings targets were reached and additional consideration of $1.2 million was calculated, and recorded as goodwill. A liability has been recorded for the additional consideration and included in accounts payable and other accrued liabilities in the balance sheet as of December 31, 2009 and will be distributed during the quarter ended March 31, 2010.

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

Other Capital Considerations

Our FCM subsidiary, FCStone LLC is subject to various regulations and capital adequacy requirements. Pursuant to the rules, regulations, and requirements of the CFTC and other self-regulatory organizations, FCStone LLC is required to maintain certain minimum net capital as defined in such rules, regulations, and requirements. Net capital will fluctuate on a daily basis. FCStone LLC’s adjusted net capital and minimum net capital requirements at December 31, 2009 were $72.2 million and $36.5 million, respectively.

INTL Trading, the Company's broker-dealer subsidiary, is subject to the net capital requirements of the SEC relating to liquidity and net capital levels. At December 31, 2009, INTL Trading had regulatory net capital of $5.7 million, which was $4.7 million in excess of its minimum net capital requirement of $1.0 million. The Company's ability to receive distributions from INTL Trading is restricted by regulations of the SEC. The Company's right to receive distributions from its subsidiaries is also subject to the rights of the subsidiaries' creditors, including customers of INTL Trading. During the three months ended December 31, 2009, INTL Trading paid dividends of $5.0 million to the Company.

INTL Capital, the Company’s Dubai asset management subsidiary, is regulated by the Dubai Financial Services Authority and is subject to a minimum capital requirement which at December 31, 2009, was approximately $0.5 million.

FCC Investments, Inc., a broker-dealer subsidiary of FCStone, is subject to the net capital requirements of the SEC relating to liquidity and net capital levels. At December 31, 2009, FCC Investments, Inc. had regulatory net capital of $0.4 million, and its minimum net capital requirement was $0.3 million.

FCStone Australia Pty Ltd is regulated by the Australian Securities and Investment Commission and is subject to a minimum capital requirement which at December 31, 2009 was $50,000.

The Company contributed $3.6 million to its defined benefit pension plans during the three months ended December 31, 2009, and expects to contribute an additional $0.4 million to the plan prior to September 30, 2010.

Cash Flows

The Company’s cash and cash equivalents increased from $60.5 million at September 30, 2009 to $71.8 million at December 31, 2009, a net increase of $11.3 million. Net cash of $130.4 million was provided by operating activities, $2.6 million was used in investing activities and net cash of $116.6 million was used in financing activities, of which $92.3 million was used to reduce amounts payable to lenders under loans and overdrafts and $25.0 million was repayment of subordinated debt. Fluctuations in exchange rates had a positive effect of $0.1 million on the Company’s cash and cash equivalents.

The Company is continuously evaluating opportunities to expand its business. Expansion of the Company’s activities will require funding and will have an effect on liquidity.

Apart from what has been disclosed above, there are no known trends, events or uncertainties that have had or are likely to have a material impact on the liquidity, financial condition and capital resources of the Company.

Commitments

Information about the Company’s commitments and contingent liabilities is contained in Note 12 of the condensed consolidated financial statements.

The Company’s senior subordinated convertible notes, as described in note 11 of the Notes to the condensed consolidated financial statements, are due in September 2011 if they are not converted or redeemed prior to their due date.

Off Balance Sheet Arrangements

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and futures commission merchant and from its market making and proprietary trading in the foreign exchange and commodities trading business. As part of these activities, the Company carries short positions. For example, it sells financial instruments that it does not own, borrows the financial instruments to make good delivery, and therefore is obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. The Company has recorded these obligations in the condensed consolidated financial statements at December 31, 2009 and September 30, 2009, at fair value of the related financial instruments, totaling $137.2 and $127.5 million, respectively. These positions are held to offset the risks related to financial assets owned and reported on the Company’s condensed consolidated balance sheets under ‘Financial instruments owned, at fair value’, and ‘Physical commodities inventory, at cost’. The Company will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to December 31, 2009 and September 30, 2009, which might be partially or wholly offset by gains in the value of assets held at December 31, 2009 and September 30, 2009. The total of $137.2 million and $127.5 million includes a net liability of $25.7 million and $30.8 million for derivatives, based on their market value as of December 31, 2009 and September 30, 2009, respectively.

In the Company’s foreign exchange and commodities trading business segments, the Company will hold options and futures contracts resulting from market-making and proprietary trading activities in the Company's foreign exchange/commodities trading business segment. The Company assists its customers in its commodities trading business to protect the value of their future production (precious or base metals) by selling them put options on an OTC basis. The Company also provides its commodities trading business customers with sophisticated option products, including combinations of buying and selling puts and calls. The Company mitigates its risk by effecting offsetting options with market counterparties or through the purchase or sale of exchange traded commodities futures. The risk mitigation of offsetting options is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC.

In the Company’s C&RM segment, the Company will generally offset the customer’s transaction simultaneously with one of our trading counterparties when transacting OTC and foreign exchange contracts with our customers. On a limited basis, our OTC and foreign exchange trade desks will accept a customer transaction and will offset that transaction with a similar but not identical position on the exchange. These unmatched transactions are intended to be short-term in nature and are conducted to facilitate the most effective transaction for our customer.

Derivative contracts are traded along with cash transactions because of the integrated nature of the markets for such products. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies.

The Company is a member of various commodity exchanges and clearing organizations. Under the standard membership agreement, all members are required to guarantee the performance of other members and, accordingly, in the event another member is unable to satisfy its obligations to the exchange, may be required to fund a portion of the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the condensed consolidated balance sheets as of December 31, 2009 and September 30, 2009.

Critical Accounting Policies

The Company’s condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The Company's significant accounting policies are described in the Summary of Significant Accounting Policies in the condensed consolidated financial statements set forth in the Company’s 10-K for the year ended September 30, 2009.

The Company believes that of its significant accounting policies, those described below may, in limited instances, involve a high degree of judgment and complexity. These critical accounting policies may require estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the condensed consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the financial statements. Therefore, understanding these policies is important in understanding the reported and potential future results of operations and the financial position of the Company.

Valuation of Financial Instruments and Foreign Currencies. Substantially all financial instruments are reflected in the condensed consolidated financial statements at fair value or amounts that approximate fair value. These financial instruments include: cash, cash equivalents, and financial instruments purchased under agreements to resell; deposits with clearing organizations; financial instruments owned; and financial instruments sold but not yet purchased. Unrealized gains and losses related to these financial instruments, which are not customer owned positions, are reflected in earnings. Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. In some cases, even though the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value. The value of foreign currencies, including foreign currencies sold, not yet purchased, are converted into its U.S. dollar equivalents at the foreign exchange rates in effect at the close of business at the end of the accounting period. For foreign currency transactions completed during each reporting period, the foreign exchange rate in effect at the time of the transaction is used.

The application of the valuation process for financial instruments and foreign currencies is critical because these items represent a significant portion of the Company's total assets. Valuations for substantially all of the financial instruments held by the Company are available from independent publishers of market information. The valuation process may involve estimates and judgments in the case of certain financial instruments with limited liquidity and OTC derivatives. Given the wide availability of pricing information, the high degree of liquidity of the majority of the Company’s assets, and the relatively short periods for which they are typically held in inventory, there is insignificant sensitivity to changes in estimates and insignificant risk of changes in estimates having a material effect on the Company. The basis for estimating the valuation of any financial instruments has not undergone any change.

Revenue Recognition. The revenues of the Company are derived principally from realized and unrealized trading income in securities, derivative instruments, commodities and foreign currencies purchased or sold for the Company’s account. Realized and unrealized trading income is recorded on a trade date basis. Securities owned and securities sold, not yet purchased and foreign currencies sold, not yet purchased, are stated at market value with related changes in unrealized appreciation or depreciation reflected in ‘Trading gains’. Fee and interest income are recorded on the accrual basis and dividend income is recognized on the ex-dividend date.

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

Physical Commodities Inventory. Physical commodities inventory is stated at the lower of cost or market value, determined using the weighted-average price method. The Company generally mitigates the price risk associated with physical commodities held in inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under U.S. GAAP. Any unrealized gains in physical commodities inventory are not recognized under U.S. GAAP, but unrealized gains and losses in related derivative positions are recognized under U.S. GAAP. As a result, the Company’s reported commodities trading earnings are subject to volatility.

Effects of Inflation

Because the Company’s assets are, to a large extent, liquid in nature, they are not significantly affected by inflation. Increases in the Company's expenses, such as compensation and benefits, clearing and related expenses, occupancy and equipment rental, due to inflation, may not be readily recoverable from increasing the prices of services offered by the Company. In addition, to the extent that inflation results in rising interest rates or has other adverse effects on the financial markets and on the value of the financial instruments held in inventory, it may adversely affect the Company's financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

See also Note 7 to the condensed consolidated financial statements, ‘Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk’.

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

The Company seeks to mitigate exposure to market risk by utilizing a variety of qualitative and quantitative techniques:

Diversification of business activities and instruments;

Limitations on positions;

Allocation of capital and limits based on estimated weighted risks; and

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

Management believes that the volatility of revenues is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of the Company’s daily revenue, determined on a marked-to-market basis, during the three months ended December 31, 2009.

MTM Revenue In Chart

Days
20
10
0
3
2
6
9
19
19
3
3
2
1
($250) to ($0)
$0 to $250
$250 to $500
$500 to $750
$750 to $1,000
$1,000 to $1,250
$1,250 to $1,500
$1,500 to $1,750
$1,750 to $2,000
$2,750 to $3,000
Daily Revenue ($1,000s)

In the Company’s securities market-making and trading activities, the Company maintains inventories of equity and debt securities. In the Company's commodities market-making and trading activities, the Company's positions include physical inventories, forwards, futures and options. The Company's commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. The Company monitors the aggregate position for each commodity in equivalent physical ounces or metric tons. The table below illustrates, for the three months ended December 31, 2009, the Company's greatest gross, average gross, greatest net long, greatest net short and average net day-end positions by business segment.

(in millions)	Greatest Gross	Average Gross	Greatest Net Long	Greatest Net Short	Average Net
Securities (net of long and short)	$19.0	$13.4	$9.2	(3.4)	$4.3
Foreign Exchange	22.7	11.1	8.5	(9.6)	1.5
Commodity and Risk Management	5.4	1.9	1.4	(5.3)	(1.0)
Other	n/a	n/a	5.4	n/a	3.6

Item 4.	Controls and Procedures

In connection with the filing of this Form 10-Q, the Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2009. The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009.

A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As a result, there can be no assurance that a control system will succeed in preventing all possible instances of error and fraud. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the conclusions of the Company’s Chief Executive Officer and Chief Financial Officer are made at the “reasonable assurance” level.

Other than the incorporation of FCStone’s internal controls over financial reporting, there were no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments in previously reported litigation, and no reportable events have occurred during the three months ended December 31, 2009 or through February 16, 2010, the date of this filing.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, information regarding risks affecting the Company appears in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that management currently considers to be non-material may in the future adversely affect the Company’s business, financial condition and operating results. There have been no material changes to our risk factors since the filing of the Company’s Form 10-K.

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

INTERNATIONAL ASSETS HOLDING CORPORATION

Date February 16, 2010	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date February 16, 2010	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

(31.1)	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

(31.2)	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

(32.1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.