Form 10-Q
period 2010-03-31
INTERNATIONAL ASSETS HOLDING CORP
filed 2010-05-17
CIK 913760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 000-23554

INTERNATIONAL ASSETS HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	59-2921318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

708 Third Avenue, Suite 1500

New York, NY 10017

(Address of principal executive offices) (Zip Code)

(212) 485-3500

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

As of May 12, 2010, there were 17,573,680 shares of the registrant’s common stock outstanding.

INTERNATIONAL ASSETS HOLDING CORPORATION

Part II. OTHER INFORMATION

Item 1.	Financial Statements

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Balance Sheets

(in millions, except par value and share amounts)	March 31, 2010	September 30, 2009
	(Unaudited)

ASSETS
Cash and cash equivalents	$59.8	$60.5
Cash and securities segregated under federal and other regulations (including $1.2 and $2.0 at fair value at March 31, 2010 and September 30, 2009, respectively)	15.0	14.9

Deposits and receivables from:
Exchange-clearing organizations (including $1,080.4 and $727.9 at fair value at March 31, 2010 and September 30, 2009, respectively)	1,102.7	899.0
Broker-dealers, clearing organizations and counterparties (including $2.2 and $20.4 at fair value at March 31, 2010 and September 30, 2009, respectively)	73.5	69.6

Receivable from customers, net	85.5	56.3
Notes receivable, net	16.2	22.2
Income taxes receivable	8.3	44.9
Financial instruments owned, at fair value	185.7	209.8
Physical commodities inventory, at cost	115.2	106.9
Deferred income taxes	23.7	29.6
Property and equipment, net	5.7	4.7
Goodwill and intangible assets, net	15.6	13.7
Other assets	17.9	23.6

Total assets	$1,724.8	$1,555.7

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$54.0	$63.7
Payables to:
Customers	1,166.2	935.8
Broker-dealers, clearing organizations and counterparties	3.6	4.0
Lenders under loans and overdrafts	72.3	108.7
Income taxes payable	0.7	2.3
Financial instruments sold, not yet purchased, at fair value	161.5	127.5

	1,458.3	1,242.0
Subordinated debt	5.5	56.5
Convertible subordinated notes payable	16.7	16.7

Total liabilities	1,480.5	1,315.2

Commitments and contingencies (see Note 12)

Equity:
International Assets Holding Corporation shareholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 30,000,000 shares; 17,578,386 issued and 17,567,129 outstanding at March 31, 2010 and 17,361,884 issued and 17,350,627 outstanding at September 30, 2009	0.2	0.2
Common stock in treasury, at cost - 11,257 shares at March 31, 2010 and September 30, 2009	(0.1)	(0.1)
Additional paid-in capital	188.6	187.0
Retained earnings	57.5	54.3
Accumulated other comprehensive loss	(2.0)	(2.6)

Total International Assets Holding Corporation shareholders’ equity	244.2	238.8

Noncontrolling interests	0.1	1.7

Total equity	244.3	240.5

Total liabilities and equity	$1,724.8	$1,555.7

See accompanying notes.

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Income Statements

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except share and per share amounts)	2010	2009	2010	2009
Revenues:
Sales of physical commodities	$8,995.8	$15,417.7	$16,945.4	$25,924.0
Trading gains	25.6	10.3	27.4	35.6
Commission and clearing fees	27.0	1.9	56.9	3.8
Consulting and management fees	4.5	0.6	8.8	1.0
Interest income	1.7	0.6	3.1	1.4
Other income	2.7	—	2.7	0.2

Total revenues	9,057.3	15,431.1	17,044.3	25,966.0
Cost of sales of physical commodities	8,989.3	15,404.7	16,916.7	25,911.2

Operating revenues	68.0	26.4	127.6	54.8
Interest expense	2.3	2.3	4.8	4.6

Net revenues	65.7	24.1	122.8	50.2

Non-interest expenses:
Compensation and benefits	23.1	9.8	47.8	22.7
Clearing and related expenses	15.4	4.4	33.8	8.8
Communication and data services	2.6	0.5	5.8	1.0
Introducing broker commissions	4.7	—	8.9	—
Occupancy and equipment rental	1.5	0.3	3.1	0.6
Professional fees	1.9	0.4	3.8	1.1
Depreciation and amortization	0.3	0.2	0.5	0.4
Bad debts (recoveries) and impairments	(0.3)	1.8	0.2	1.9
Other	4.5	0.9	8.6	1.9

Total non-interest expenses	53.7	18.3	112.5	38.4

Income from operations, before tax	12.0	5.8	10.3	11.8
Income tax expense	4.6	0.9	4.0	3.4

Net income before discontinued operations	7.4	4.9	6.3	8.4
Loss from discontinued operations, net of tax	—	0.5	—	0.6

Income before extraordinary loss	7.4	4.4	6.3	7.8
Extraordinary loss	—	—	3.4	—

Net income	7.4	4.4	2.9	7.8
Less: Net income (loss) attributable to noncontrolling interests	—	0.4	(0.3)	0.5

Net income attributable to International Assets Holding Corporation common shareholders	$7.4	$4.0	$3.2	$7.3

Basic earnings (loss) per share:
Income from continuing operations attributable to International Assets Holding Corporation common shareholders	$0.43	$0.52	$0.38	$0.89
Discontinued operations attributable to International Assets Holding Corporation common shareholders	$—	$(0.06)	$—	$(0.07)
Extraordinary loss attributable to International Assets Holding Corporation common shareholders	$—	$—	$(0.20)	$—

Net income attributable to International Assets Holding Corporation common shareholders	$0.43	$0.46	$0.18	$0.82

Diluted earnings (loss) per share
Income from continuing operations attributable to International Assets Holding Corporation common shareholders	$0.41	$0.49	$0.37	$0.84
Discontinued operations attributable to International Assets Holding Corporation common shareholders	$—	$(0.06)	$—	$(0.06)
Extraordinary loss attributable to International Assets Holding Corporation common shareholders	$—	$—	$(0.19)	$—

Net income attributable to International Assets Holding Corporation common shareholders	$0.41	$0.43	$0.18	$0.78

Weighted-average number of common shares outstanding:
Basic	17,319,170	8,880,338	17,271,940	8,864,298

Diluted	18,483,752	9,910,130	17,821,990	9,972,697

Amounts attributable to International Assets Holding Corporation common shareholders:
Income from continuing operations, net of tax	$7.4	$4.5	$6.6	$7.9
Discontinued operations, net of tax	—	0.5	—	0.6
Extraordinary loss	—	—	3.4	—

Net income	$7.4	$4.0	$3.2	$7.3

See accompanying notes.

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Cash Flow Statements

(Unaudited)

	Six Months Ended March 31,
(in millions)	2010	2009
Cash flows from operating activities:
Net cash provided by operating activities	$88.9	$31.0

Cash flows from investing activities:
Capital contribution of consolidated joint venture partner	—	0.2
Capital distribution to consolidated joint venture partner	—	(1.7)
Payments related to acquisition of joint venture interests	—	(3.0)
Additional payments for Downes O’Neill acquisition	(1.2)	—
Deconsolidation of Agora-X subsidiary	(0.3)	—
Purchase of property and equipment	(1.5)	(1.2)

Net cash used in investing activities	(3.0)	(5.7)

Cash flows from financing activities:
Net change in payable to lenders under loans and overdrafts	(36.5)	(39.1)
Repayment of subordinated debt	(51.0)	—
Share repurchase	—	(0.1)
Exercise of stock options	0.7	0.1
Income tax benefit on stock awards exercised	0.1	—

Net cash used in financing activities	(86.7)	(39.1)

Effect of exchange rates on cash and cash equivalents	0.1	0.2

Net increase (decrease) in cash and cash equivalents	(0.7)	(13.6)
Cash and cash equivalents at beginning of period	60.5	62.8

Cash and cash equivalents at end of period	$59.8	$49.2

Supplemental disclosure of cash flow information:
Cash paid for interest	$4.7	$5.4

Income taxes paid, net of refunds	$(38.7)	$7.0

Supplemental disclosure of non-cash investing and financing activities:
Conversion of subordinated notes to common stock, net	$—	$0.1

See accompanying notes.

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Six Months Ended March 31, 2010
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balances as of September 30, 2009	$0.2	$(0.1)	$187.0	$54.3	$(2.6)	$1.7	$240.5

Components of comprehensive income:
Net income				3.2		(0.3)	2.9
Deconsolidation of Agora-X						(1.3)	(1.3)
Change in unrealized loss on derivative instruments					0.4		0.4
Change in foreign currency translation					0.1		0.1
Change in unrealized gain or loss on available-for-sale securities					0.1		0.1

Total comprehensive income							$2.2

Exercise of stock options	—		0.7				0.7
Stock-based compensation			0.9				0.9

Balances as of March 31, 2010	$0.2	$(0.1)	$188.6	$57.5	$(2.0)	$0.1	$244.3

See accompanying notes.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation and Consolidation and Recently Issued Accounting Standards

On September 30, 2009, International Assets Holding Corporation completed its acquisition of FCStone Group, Inc. (“FCStone”) pursuant to the merger of FCStone Group, Inc. into a wholly owned subsidiary of International Assets Holding Corporation. The accompanying condensed consolidated income statements include the results of International Assets Holding Corporation and subsidiaries and FCStone for the three months and six months ended March 31, 2010. The condensed consolidated income statements for the three months and six months ended March 31, 2009 do not include the results of the operations of FCStone.

International Assets Holding Corporation and its subsidiaries (collectively “INTL” or “the Company”) form a financial services group employing 630 people in offices in eleven countries. The Company’s services include comprehensive risk management advisory services for commercial customers; execution of listed futures and option contracts on all major exchanges; structured over-the-counter (“OTC”) products in a wide range of commodities; physical trading and hedging of precious and base metals and select other commodities; trading of more than 130 foreign currencies; market-making in international equities; debt origination and asset management.

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated balance sheet as of September 30, 2009, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (”U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All adjustments that, in the opinion of management and consisting only of a normal and recurring nature, are necessary for a fair presentation for the interim periods presented have been reflected as required by, Rule 10-01 of Regulation S-X.

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

Certain amounts in the condensed consolidated financial statements presented for the prior year have been reclassified to conform to the current year presentation. The reclassifications were not the result of accounting errors, and did not have a significant impact on the consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP. Subsequent revisions to U.S. GAAP will be incorporated into the ASC through Accounting Standards Updates (“ASU”). The following are recently issued accounting standards which may have a significant impact on the Company.

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

In December 2007, new accounting guidance was issued revising the method of accounting for a number of aspects of business combinations, such that more assets and liabilities acquired will be measured at fair value as of the acquisition date. Certain contingent consideration liabilities will require remeasurement at fair value in each subsequent reporting period. Noncontrolling interests will initially be measured at fair value and classified as a separate component of equity. Acquisition related costs, such as fees for attorneys, accountants, and investment bankers, will be expensed as incurred and no longer capitalized as part of the purchase price. For all acquisitions, regardless of the consummation date, deferred tax assets, valuation allowances, and uncertain tax position adjustments occurring after the measurement period will be recorded as a component of income, rather than adjusted through goodwill. Effective October 1, 2009, the Company adopted this guidance for business combinations. The acquisition of FCStone was accounted for under the previous accounting guidance.

On October 1, 2009, the Company adopted recently issued accounting guidance contained within the Consolidations Topic of the ASC, which changed the accounting and reporting for minority interests, which are now characterized as noncontrolling interests and classified as a component of equity. This recently issued guidance requires retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests. All other requirements under the new guidance have been applied prospectively. Noncontrolling interests of $0.1 million and $1.7 million as of March 31, 2010 and September 30, 2009, respectively, are included as components of shareholders’ equity. In accordance with this guidance, the remaining interests retained as a result of the deconsolidation of Agora-X, LLC were recorded at estimated fair value.

In June 2008, new guidance was issued for determining whether instruments granted in share-based payment transactions are participating securities, mandating that unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of basic EPS using the two-class method. The guidance requires retrospective application for all periods presented. The Company has determined that adoption of this guidance effective October 1, 2009 did not have a material effect on the consolidated financial statements if the required disclosures were omitted. Had the required disclosures been made for the three months and six months ended March 31, 2010 and 2009, the Company’s basic earnings (loss) per share would have been reduced by less than $.01 per share.

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

In January 2010, new guidance was issued to require new disclosures and clarify existing disclosure requirements about fair value measurements as set forth in the Fair Value Measurements and Disclosures Topic in the ASC. The guidance requires that a reporting

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, the guidance clarifies that for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The guidance is effective for this quarter (except for the detailed level 3 rollforward disclosure, which is effective for fiscal years beginning after December 15, 2010) and the adoption of this guidance did not have a material impact on the Company’s disclosures in its consolidated financial statements.

In February 2010, new guidance was issued to no longer require disclosure of the date through which subsequent events have been evaluated in originally issued and revised financial statements as set forth in the Subsequent Events Topic in the ASC. Entities that are not SEC filers must continue to disclose the date through which subsequent events have been evaluated. Additionally, SEC filers that are traded in a public market must evaluate subsequent events through the date the financial statements are issued (rather than the date the financial statements are available to be issued). This guidance is effective for this quarter and the adoption of this guidance did not have a material impact on the Company’s disclosures in its consolidated financial statements.

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

The income tax expense of $4.6 million and $0.9 million for the three months ended March 31, 2010 and 2009, respectively, and income tax expense of $4.0 million and $3.4 million for the six months ended March 31, 2010 and 2009, respectively, reflect estimated federal, foreign and state taxes. For the three months ended March 31, 2010, the Company’s effective tax rate was 38%, compared to 16% for the prior year comparative period. For the six months ended March 31, 2010, the Company’s effective tax rate was 39%, compared to 29% for the prior year comparative period.

The Company had $44.9 million in income tax receivable on its consolidated balance sheet as of September 30, 2009, resulting primarily from the net operating loss of FCStone Group, Inc. for its year ended August 31, 2009. The Company elected to carry back the net operating loss to recapture taxes paid in the prior two fiscal years. The Company received income tax refunds totaling $41.1 million during the quarter ended December 31, 2009.

The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction, various states, and various foreign jurisdictions. The Company recognizes potential interest and penalties as a component of income tax expense.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 3 –Earnings per Share

Basic earnings per share has been computed by dividing net income by the weighted-average number of common shares outstanding. The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except share and per share amounts)	2010	2009	2010	2009
Numerator:
Income from continuing operations, net of tax	$7.4	$4.5	$6.6	$7.9
Add: Interest on convertible debt, net of tax	0.2	0.2	—	0.5

Diluted income from continuing operations	7.6	4.7	6.6	8.4
Less: Income from discontinued operations	—	0.5	—	0.6
Less: Extraordinary loss	—	—	3.4	—

Diluted net income	$7.6	$4.2	$3.2	$7.8

Denominator:
Weighted average number of:
Common shares outstanding	17,319,170	8,880,338	17,271,940	8,864,298
Dilutive potential common shares outstanding:
Share-based awards	507,646	368,498	550,050	451,391
Convertible debt	656,936	661,294	—	657,008

Diluted weighted-average shares	18,483,752	9,910,130	17,821,990	9,972,697

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

Options to purchase 848,562 and 648,673 shares of common stock for the three months ended March 31, 2010 and 2009, respectively, and 848,562 and 567,603 shares of common stock for the six months ended March 31, 2010 and 2009, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.

Note 4 – Receivables from customers and notes receivable, net

Receivable from customers, net and notes receivable, net include a provision for bad debts, which reflects our best estimate of probable losses inherent in the receivable from customers and notes receivable. The Company provides for an allowance for doubtful accounts based on a specific-identification basis. The Company continually reviews its provision for bad debts. The allowance for doubtful accounts related to receivables from customers is $5.3 million and $5.7 million at March 31, 2010 and September 30, 2009, respectively.

As a result of the merger with FCStone, the Company acquired notes receivable of $139.9 million at September 30, 2009 including promissory notes from certain customers and an introducing broker which arose from previous customer account deficits. At March 31, 2010 and September 30, 2009, notes receivable related to these certain customer account deficits are $132.5 million and $133.7 million, respectively. The Company is uncertain as to the full collectability of the contractual amounts, and no assurances can be given as to the amount and timing of recovery that may be obtained under the promissory notes. The allowance for doubtful accounts related to these promissory notes is $117.0 million at March 31, 2010 and September 30, 2009, and the Company estimates the collectability on these promissory notes to be $15.5 million at March 31, 2010. The allowance for doubtful accounts related to total notes receivable was $117.7 million at March 31, 2010 and September 30, 2009.

Activity in the allowance for doubtful accounts and notes was as follows:

(in millions)
Balance, September 30, 2009	$123.4
Provision for bad debts	—
Deductions:
Charge-offs	—
Recoveries	(0.4)

Balance, March 31, 2010	$123.0

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Additionally, in the normal course of operations the Company accepts notes receivable under sale/repurchase agreements with customers whereby the customers sell certain commodity inventory and agree to repurchase the commodity inventory at a future date at either a fixed or floating rate. These transactions are short-term in nature, and are treated as secured borrowings rather than commodity inventory in the Company’s condensed consolidated financial statements. At March 31, 2010 and September 30, 2009, the Company had outstanding notes receivable of $0.2 million and $4.0 million, respectively, related to this program.

Note 5 – Exchange Memberships and Stock

The Company has exchange membership seats and common stock in publicly-traded exchanges which are pledged for clearing purposes and recorded at cost. These exchange membership seats and common stock provide the Company the right to process trades directly with the various exchanges. The Company acquired additional exchange membership seats during the three months ended December 31, 2009 at a cost of $1.6 million. The cost and fair market value of the exchange memberships and common stock held by the Company was $9.2 million and $8.7 million at March 31, 2010, respectively. The cost basis for exchange memberships and stock was established using fair value on September 30, 2009 as a result of applying purchase accounting to FCStone’s assets. The fair market value for exchange memberships and stock pledged for clearing purposes was $7.6 million at September 30, 2009. The fair value of exchange stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. The cost of the exchange memberships and common stock are included within ‘Other assets’ on the condensed consolidated balance sheets. The Company monitors the fair value of exchange membership seats and common stock on a quarterly basis, and considers the current unrealized loss as a not other than temporary impairment.

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

	March 31, 2010		September 30, 2009
(in millions)	Owned	Sold, not yet purchased	Owned	Sold, not yet purchased
Certificates of deposits	$—	$—	$10.0	$—
Common stock and ADR’s	10.0	6.6	7.9	2.5
Exchangeable foreign ordinary equities and ADR’s	9.2	9.2	10.5	10.5
Corporate and municipal bonds	13.9	—	20.0	—
U.S. and foreign government obligations	10.8	—	6.4	—
Derivatives	50.6	34.4	42.1	30.8
Commodities leases and unpriced positions	77.3	111.3	105.4	83.7
Mutual funds and other	11.9	—	4.8	—
Investment in managed funds	2.0	—	2.7	—

	$185.7	$161.5	$209.8	$127.5

Fair Value Hierarchy

The following tables set forth the Company’s financial assets and liabilities accounted for at fair value as of March 31, 2010 and September 30, 2009 by level within the fair value hierarchy. As required by the Fair Value Measurements and Disclosures Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy under the Fair Value Measurements and Disclosures Topic of the ASC are:

Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Level 2: quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

	March 31, 2010
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - money market funds	$1.2	$—	$—	$—	$1.2

U.S. and foreign government obligations	—	1.2	—	—	1.2

Securities segregated under federal and other regulations	—	1.2	—	—	1.2

Money market funds	509.0	—	—	—	509.0
U.S. and foreign government obligations	—	342.8	—	—	342.8
Derivatives	3,488.2	—	—	(3,259.6)	228.6

Deposits and receivables from exchange-clearing organizations	3,997.2	342.8	—	(3,259.6)	1,080.4

Certificates of deposits	—	—	—	—	—
Common stock and ADR’s	16.5	1.5	1.2	—	19.2
Corporate and municipal bonds	9.1	—	4.8	—	13.9
U.S. and foreign government obligations	—	10.8	—	—	10.8
Derivatives (2) (3)	94.2	388.7	—	(432.3)	50.6
Commodities leases and unpriced positions	—	90.3	—	(13.0)	77.3
Mutual funds and other	5.0	6.4	0.5	—	11.9
Investment in managed funds	—	—	2.0	—	2.0

Financial instruments owned	124.8	497.7	8.5	(445.3)	185.7

Total assets at fair value	$4,123.2	$841.7	$8.5	$(3,704.9)	$1,268.5

Liabilities:
Derivatives	$3,280.2	$—	$—	$(3,280.2)	$—

Payables to customers	3,280.2	—	—	(3,280.2)	—

Common stock and ADR’s	14.7	1.1	—	—	15.8
Derivatives (2) (3)	96.4	347.0	—	(409.0)	34.4
Commodities leases and unpriced positions	—	235.6	—	(124.3)	111.3

Financial instruments sold, not yet purchased	111.1	583.7	—	(533.3)	161.5

Total liabilities at fair value	$3,391.3	$583.7	$—	$(3,813.5)	$161.5

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.
(2)	The derivative assets and liabilities include amounts that are reclassified to deposits and receivables from broker-dealers, clearing organizations and counterparties of $2.2 million as of March 31, 2010, as a result of netting and collateral.
(3)	The derivative assets and liabilities include amounts that are reclassified to receivables from customers of $0.8 million as of March 31, 2010, as a result of netting and collateral.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	September 30, 2009
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - money market funds	$15.6	$—	$—	$—	$15.6

U.S. and foreign government obligations	—	2.0	—	—	2.0

Securities segregated under federal and other regulations	—	2.0	—	—	2.0

Money market funds	710.1	—	—	—	710.1
U.S. and foreign government obligations	—	320.2	—	—	320.2
Derivatives	4,043.9	—	—	(4,346.3)	(302.4)

Deposits and receivables from exchange-clearing organizations	4,754.0	320.2	—	(4,346.3)	727.9

Certificates of deposits	—	10.0	—	—	10.0
Common stock and ADR’s	15.9	1.3	1.2	—	18.4
Corporate and municipal bonds	14.5	1.2	4.3	—	20.0
U.S. and foreign government obligations	0.5	5.2	0.7	—	6.4
Derivatives (2)	108.8	733.8	—	(800.5)	42.1
Commodities leases and unpriced positions	—	137.3	—	(31.9)	105.4
Mutual funds and other	1.4	3.0	0.4	—	4.8
Investment in managed funds	—	—	2.7	—	2.7

Financial instruments owned	141.1	891.8	9.3	(832.4)	209.8

Total assets at fair value	$4,910.7	$1,214.0	$9.3	$(5,178.7)	$955.3

Liabilities:
Derivatives	$4,012.5	$—	$—	$(4,012.5)	$—

Payable to customers	4,012.5	—	—	(4,012.5)	—

Common stock and ADR’s	11.2	1.8	—	—	13.0
Derivatives (2)	115.0	683.3	—	(767.5)	30.8
Commodities leases and unpriced positions	—	109.7	—	(26.0)	83.7

Financial instruments sold, not yet purchased	126.2	794.8	—	(793.5)	127.5

Total liabilities at fair value	$4,138.7	$794.8	$—	$(4,806.0)	$127.5

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.
(2)	The derivative assets and liabilities include amounts that are reclassified to deposits and receivables from broker-dealers, clearing organizations and counterparties of $20.4 million as of September 30, 2009, as a result of netting and collateral.

Realized and unrealized gains and losses are included within ‘Trading gains’ in the income statement.

Information on Level 3 Financial Assets and Liabilities

The Company’s financial assets at fair value classified within level 3 of the fair value hierarchy are summarized below:

(in millions)	As of March 31, 2010	As of September 30, 2009
Total level 3 assets	$8.5	$9.3
Level 3 assets for which the Company bears economic exposure	$8.5	$9.3
Total assets	$1,724.8	$1,555.7
Total financial assets at fair value	$1,268.5	$955.3
Total level 3 assets as a percentage of total assets	0.5%	0.6%
Level 3 assets for which the the Company bears economic exposure as a percentage of total assets	0.5%	0.6%
Total level 3 assets as a percentage of total financial assets at fair value	0.7%	1.0%

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following tables set forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the three months and six months ended March 31, 2010 including a summary of unrealized gains (losses) during the three months and six months on the Company’s level 3 financial assets and liabilities still held at March 31, 2010.

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended March 31, 2010
(in millions)	Balances at prior reporting date	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases, issuances, settlements	Transfers in or out of Level 3	Balances at current reporting date
Assets:
Common stock and ADR’s	$1.2	$—	$—	$—	$—	$1.2
Corporate and municipal bonds	4.7	—	0.1	—	—	4.8
Mutual funds and other	0.4	—	0.1	—	—	0.5
Investment in managed funds	2.7	—	(0.1)	(0.6)	—	2.0

	$9.0	$—	$0.1	$(0.6)	$—	$8.5

	Level 3 Financial Assets and Financial Liabilities For the Six Months Ended March 31, 2010
(in millions)	Balances at prior reporting date	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases, issuances, settlements	Transfers in or out of Level 3	Balances at current reporting date
Assets:
Common stock and ADR’s	$1.2	$—	$—	$—	$—	$1.2
Corporate and municipal bonds	4.3	—	0.1	0.4	—	4.8
U.S. and foreign government obligations	0.7	—	—	—	(0.7)	—
Mutual funds and other	0.4	—	0.1	—	—	0.5
Investment in managed funds	2.7	—	(0.1)	(0.6)	—	2.0

	$9.3	$—	$0.1	$(0.2)	$(0.7)	$8.5

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended March 31, 2009
(In millions)	Balances at prior reporting date	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases, issuances, settlements	Transfers in or out of Level 3	Balances at current reporting date
Assets:
Common stock and ADR’s	$1.8	$0.2	$0.2	$(1.1)	$—	$1.1
Corporate and municipal bonds	5.5	—	(0.3)	—	—	5.2
Investment in managed funds	12.5	0.1	0.2	(0.6)	—	12.2

	$19.8	$0.3	$0.1	$(1.7)	$—	$18.5

	Level 3 Financial Assets and Financial Liabilities For the Six Months Ended March 31, 2009
(In millions)	Balances at prior reporting date	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases, issuances, settlements	Transfers in or out of Level 3	Balances at current reporting date
Assets:
Common stock and ADR’s	$2.9	$0.2	$0.2	$(2.2)	$—	$1.1
Corporate and municipal bonds	4.1	0.1	1.5	(0.5)	—	5.2
Investment in managed funds	11.9	0.1	0.3	(0.1)	—	12.2

	$18.9	$0.4	$2.0	$(2.8)	$—	$18.5

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

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

At March 31, 2010, under the provisions of the guidance, the Company has classified some of its securities as available-for-sale, which are carried at fair value based on observable or quoted market prices and associated unrealized gains or losses are recorded as a component of other comprehensive income until realized. The fair value of a security is the amount at which the security could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale. The Company classifies those securities as available-for-sale because it would consider selling them prior to maturity to meet liquidity needs or as part of the Company’s risk management program.

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

The following tables summarize the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses of the Company’s investment securities classified as available for sale at March 31, 2010:

Amounts included in financial instruments owned:

	Amortized Cost	Unrealized Holding		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government securities and federal agency obligations	$10.0	$—	$—	$10.0
Corporate bonds	5.1	—	—	5.1

	$15.1	$—	$—	$15.1

Amounts included in deposits with and receivables from exchange-clearing organizations:

	Amortized Cost	Unrealized Holding		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government securities and federal agency obligations	$267.2	$0.4	$—	$267.6
Mortgage-backed securities	12.2	—	(0.1)	12.1

	$279.4	$0.4	$(0.1)	$279.7

At March 31, 2010, investments in debt securities classified as available-for-sale mature as follows:

	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government securities and federal agency obligations	$87.2	$190.4	$277.6
Corporate bonds	—	5.1	5.1
Mortgage-backed securities	—	12.1	12.1

	$87.2	$207.6	$294.8

For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 7 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements at March 31, 2010 at the fair values of the related financial instruments. The Company will incur losses if the market value of the financial instruments increases subsequent to March 31, 2010. The total of $161.5 million at March 31, 2010 includes $34.4 million for derivative contracts, which represent a liability to the Company based on their fair values as of March 31, 2010.

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

Listed below are the fair values of trading-related derivatives as of March 31, 2010 and September 30, 2009. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	March 31, 2010		September 30, 2009
(In millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$3,455.9	$3,230.2	$4,008.0	$3,974.6
OTC commodity derivatives	200.8	193.3	303.5	302.9
Exchange-traded foreign exchange derivatives	20.9	38.4	25.8	44.2
OTC Foreign exchange derivatives (2)	282.1	246.2	526.3	474.2
Interest rate derivatives	4.7	3.4	11.3	6.8
Equity index derivatives	6.7	8.2	11.6	3.4

Derivative contracts accounted for as hedges:
Interest rate derivatives	—	3.9	—	4.7

Gross fair value of derivative contracts	3,971.1	3,723.6	4,886.5	4,810.8
Impact of netting and collateral	(3,691.9)	(3,689.2)	(5,146.8)	(4,780.0)

Total fair value included in ‘Deposits and receivables from exhange-clearing organizations’	228.6		(302.4)
Total fair value included in ‘Financial instruments owned, at fair value’	$50.6		$42.1

Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$34.4		$30.8

(1)	As of March 31, 2010 and September 30, 2009, the Company’s derivative contract volume for open positions was approximately 3.2 million and 3.1 million contracts, respectively.
(2)	In accordance with agreements with counterparties, the Company is allowed to periodically take advances against its open trade fair value. Amount excludes advances against open trade fair value of $20.2 million and $31.9 million outstanding at March 31, 2010 and September 30, 2009, respectively.

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

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company has two interest rate swap contracts totaling $100 million in nominal amount at March 31, 2010, which were entered into in order to hedge potential changes in cash flows resulting from our variable rate LIBOR based borrowings, that are classified under the Derivatives and Hedging Topic of the ASC as cash flow hedges. The effective portion of the swap’s gain or loss, was a gain of $0.4 million for the three months ended March 31, 2010 and March 31, 2009, and a gain of $0.7 million and a loss of $3.5 million for the six months ended March 31, 2010 and March 31, 2009, respectively, which has been reported in the balance sheets as a component of accumulated other comprehensive income (loss). The balance of $1.6 million in accumulated other comprehensive income at March 31, 2010 will be recognized as the hedged exposure affects interest expense. The ineffective portion of the swap gain or loss was a loss of $0.1 million and $0.3 million for the three months ended March 31, 2010 and March 31, 2009, respectively, and a gain of $0.1 million and a loss of $1.4 million for the six months ended March 31, 2010 and March 31, 2009, respectively, and is included in ‘Trading gains’ on the condensed consolidated income statements.

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

The Company is a party to financial instruments in the normal course of its business through customer and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held at March 31, 2010 and September 30, 2009 were adequate to minimize the risk of material loss that could be created by positions held at that time. The Company periodically purchases credit insurance and credit-default swaps that provides some coverage against counterparty risk. The Company records the insurance premiums as a prepaid asset and amortizes that over the term of the policy or contract. The Company records credit-default swaps at fair value, as a financial instrument owned. Additionally, the Company monitors collateral market value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting, or customer agreements which reduces the exposure to the Company.

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

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Note 8 – Physical Commodities Inventory

Physical commodities inventory is valued at the lower of cost or market value, determined using the specific identification weighted-average price method. Commodities in process include commodities in the process of being recycled. At March 31, 2010 and September 30, 2009, $114.3 and $105.3 million, respectively, of physical commodities inventory served as collateral under one of the Company’s credit facilities, as detailed further in Note 10. The carrying values of the Company’s inventory at March 31, 2010 and September 30, 2009 are shown below.

(in millions)	March 31, 2010	September 30, 2009
Commodities in process	$10.0	$8.7
Finished commodities	105.2	98.2

	$115.2	$106.9

Note 9 – Goodwill

On April 7, 2009, the Company acquired Compania Inversora Bursatil S.A. Sociedad de Bolsa (“CIBSA”), a leading securities broker-dealer based in Argentina. The Company paid approximately $1.7 million on the date of purchase and is obligated to make additional payments over the next two years, depending on the level of revenues achieved. Under the purchase agreement, the Company is obligated to pay an amount equal to 25% of the net revenues if such net revenues are in excess of $2.5 million and up to $3 million, 35% of the net revenues in excess of $3 million and up to $4 million, and 40% of the net revenues in excess of $4 million for each of the two twelve-month periods ending March 31, 2010 and 2011 to the sellers as additional consideration. Any amounts paid as additional consideration under this agreement will be recorded as goodwill. The Company expects to pay $0.8 million in May of 2010 relating to the provisions of this agreement.

On December 31, 2009, FCStone LLC recorded goodwill in the amount of $1.2 million related to the acquisition of Downes O’Neill, LLC on December 31, 2007. Under the terms of the purchase agreement, FCStone LLC is obligated to pay additional consideration if specific conditions and earnings targets are met annually, based on a calendar year period, through December 31, 2010. If the earnings targets are met, additional consideration of $1.0 million is triggered, plus an additional twenty percent of the excess over the earnings target. For the calendar year period ended December 31, 2009, the specific conditions and earnings targets were reached and additional consideration of $1.2 million was calculated. The additional consideration was paid during the quarter ended March 31, 2010.

Note 10 – Credit Facilities

As of March 31, 2010, the Company had five credit facilities under which the Company may borrow up to $232.0 million, subject to certain conditions. Additionally, the Company has a subordinated note, as defined by CFTC regulations, outstanding of $0.5 million with an individual at March 31, 2010.

A summary of the Company’s credit facilities in place at March 31, 2010 is as follows:

•

A one-year, renewable, revolving syndicated committed loan facility established on June 26, 2009 under which the Company’s subsidiary, INTL Commodities, Inc. (“INTL Commodities”) is entitled to borrow up to $92 million, subject to certain conditions. There are three commercial banks that are the underlying lenders within the syndicate group. The loan proceeds are used to finance the activities of INTL Commodities and are secured by its assets.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

•

A senior subordinated debt agreement between the Company and a syndicate of lenders, administered by Bank of Montreal. The Company’s ability to draw on the subordinated debt facility expired in July 2009, and on April 1, 2010, the remaining outstanding balance of $5.0 million was repaid.

The Company’s credit facilities and outstanding borrowings were as follows as of March 31, 2010 and September 30, 2009:

(in millions)

			Amounts Outstanding
Security	Renewal / Expiration Date	Total Commitment	March 31, 2010	September 30, 2009
Certain foreign exchange assets	December 17, 2010	$25.0	$24.2	$11.1
Certain pledged shares	December 17, 2010	35.0	6.1	34.9
Certain commodities assets	June 29, 2010	92.0	42.0	60.0
None	June 23, 2010	75.0	—	—
Certain commodities assets	Terminated March, 2010	—	—	2.7
Senior subordinated debt	July 22, 2010	5.0	5.0	55.0
Subordinated debt	June 30, 2010 , December 31, 2010	0.5	0.5	1.5

		$232.5	$77.8	$165.2

During fiscal 2010, $167.0 million of the Company’s committed credit facilities are scheduled to expire. While there is no guarantee that we will be able to replace current agreements when they expire, based on our strong liquidity position and capital structure the Company believes it will be able to do so.

The Company’s facility agreements contain covenants relating to financial measures such as minimum net worth, minimum working capital, minimum regulatory capital, and minimum interest coverage ratios. On April 26, 2010, the Company modified the $35.0 million line of credit, resulting in the elimination of the cumulative minimum EBITDA covenant effective as of March 31, 2010. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of March 31, 2010, the Company and its subsidiaries are in compliance with all of its covenants under its credit facilities.

Note 11 – Convertible Subordinated Notes

The Company had $16.7 million in aggregate principal amount of the Company’s senior subordinated convertible notes due September 2011 (“Notes”) outstanding as of March 31, 2010 and September 30, 2009. The Notes are general unsecured obligations of the Company and bear interest at the rate of 7.625% per annum, payable quarterly in arrears.

During September 2009, the Company issued an additional 8,239,319 shares in conjunction with its acquisition of FCStone. As a result of this transaction, the conversion price was reduced to $21.79 per share. As of March 31, 2010, the remaining Notes are convertible by the holders into 767,886 shares of common stock of the Company.

If the dollar-volume weighted-average price of the common stock exceeds $38.25, subject to certain adjustments, for any twenty out of thirty consecutive trading days, the Company will have the right to require the holders of the Notes to convert all or any portion of the Notes into shares of common stock at the then-applicable conversion price.

In the event that the consolidated net interest coverage ratio, as set forth in the Notes, for the 12 months preceding the end of any fiscal quarter is less than 2.0, the interest rate on the Notes will be increased by 2.0% to 9.625% per annum, effective as of the first day of the following fiscal quarter. Through the quarter ended March 31, 2010, the consolidated net interest coverage ratio has exceeded 2.0 and no such increase has been necessary. Holders may redeem their Notes at par if the consolidated net interest coverage ratio was less than 2.75 for the twelve-month period ended December 31, 2009. The consolidated net interest coverage ratio for the twelve-month period ended December 31, 2009 exceeded 2.75, so the holders are not entitled to early redemption of their Notes.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company entered into a separate Registration Rights Agreement with the holders of the Notes, under which the Company was required to file with the U.S. Securities and Exchange Commission (the “SEC”) a Registration Statement on Form S-3 within a specified period of time. The Registration Statement was declared effective by the SEC on October 24, 2006. The Company is required, under the Registration Rights Agreement, to maintain the effectiveness of the Registration Statement, failing which it could become liable to pay holders of the Notes liquidated damages of 1% of the value of the Notes, plus a further 1% for every 30 days that it remains ineffective thereafter, up to an aggregate maximum of 10% of the value of the Notes. At March 31, 2010 the Company was in compliance with its requirements under the Registration Rights Agreement.

Note 12 – Commitments and Contingencies

As discussed in Note 9 – Goodwill, the Company has a contingent liability relating to the acquisition of CIBSA which may result in the payment of additional consideration in May of 2011. In addition, the Company has a contingent liability relating to the acquisition of Downes O’Neill, LLC which may result in the payment of additional consideration calculated at December 31, 2010.

As discussed in Note 11 – Convertible Subordinated Notes, the Notes may be converted into shares of common stock of the Company at any time by the holders. The Notes also contain a provision to increase the interest rate by 2%, subject to certain conditions measured on a quarterly basis.

There have been no material developments in previously reported litigation, and no reportable events have occurred during the six months ended March 31, 2010 or through the date of this filing.

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

Impairment

The Company recorded an impairment charge of $0.7 million in the first quarter of 2010 in connection with INTL Sieramet LLC, a corporation in which it holds a 55% equity interest. This amount is recorded in ‘Bad debts and impairments’ under the ‘Non-interest expenses’ section of the condensed consolidated income statements for the six months ended March 31, 2010. The impairment charge recognizes the uncertain future of INTL Sieramet’s operations and the possibility that there may be incomplete recovery of the full value of its assets.

Change in Control Contingency

In connection with the FCStone transaction, certain of FCStone’s management and executive officers are participants in FCStone’s Change in Control Severance Plan (the “Severance Plan”). The Severance Plan provides that if during the two-year period following the completion of the merger agreement, a participant terminates their employment for “good reason” or the Company terminates the participant’s employment other than for “cause” or on account of death or disability, the Company will be committed to pay certain compensation amounts to the participant in a lump sum amount. The maximum potential commitment for all participants is $5.4 million. At March 31, 2010, no actions have occurred or are anticipated which would trigger payments under the Severance Plan.

Note 13 – Capital and Other Regulatory Requirements

FCStone, LLC is a registered commodity futures commission merchant with the Commodity Futures Trading Commission (the “CFTC”) servicing customers primarily in grain, energy and food service-related businesses. Pursuant to the rules, regulations, and requirements of the CFTC and other regulatory agencies, FCStone, LLC is required to maintain certain minimum net capital as

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

defined in such rules, regulations, and requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. FCStone, LLC’s adjusted net capital and minimum net capital requirement at March 31, 2010 were $76.4 million and $39.4 million, respectively. Pursuant to the requirements of the Commodity Exchange Act, funds deposited by customers of FCStone relating to futures and options on futures in regulated commodities must be carried in separate accounts which are designated as segregated customers’ accounts. Funds deposited by customers and other assets, which have been aggregated as belonging to the commodity customers, and the minimum amount required to be segregated at March 31, 2010 were $1,058.4 million and $1,034.5 million, respectively.

The Company’s wholly-owned subsidiary INTL Trading, Inc. (”INTL Trading”) is a registered broker dealer and member of the Financial Industry Regulatory Authority (“FINRA”) and is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital, and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. A further requirement is that equity capital may not be withdrawn if this ratio would exceed 10 to 1 after such withdrawal. At March 31, 2010, INTL Trading’s net capital was $1.5 million, which was $0.5 million in excess of its minimum requirement.

INTL Capital Limited (”INTL Capital”) is regulated by the Dubai Financial Services Authority in the United Arab Emirates, and is subject to a minimum capital requirement of approximately $0.5 million as of March 31, 2010.

FCC Investments, Inc. is required to maintain certain net capital as defined by the SEC. FCC Investments, Inc.’s net capital and the minimum net capital requirement at March 31, 2010 were $0.4 million and $0.3 million, respectively.

FCStone Australia Pty Ltd is regulated by the Australian Securities and Investment Commission and is subject to a minimum capital requirement which at March 31, 2010 was $50,000.

The Company is in compliance with all of its regulatory requirements at March 31, 2010.

Note 14 – Employee Stock-Based Compensation and Savings Plans

Stock-based compensation expense is included within Compensation and benefits in the condensed consolidated income statements and totaled $0.5 million for the three months ended March 31, 2010 and 2009, and $0.8 million and $0.9 million for the six months ended March 31, 2010 and 2009, respectively.

Stock Option Plans

The Company sponsors a stock option plan for its directors, officers, employees and consultants. At March 31, 2010, 732,677 shares were authorized for future grant under this plan. Awards that expire or are canceled generally become available for issuance again under the plan. We settle stock option exercises with newly issued shares of common stock.

Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

	Three Months Ended March 31,
	2010	2009
Expected stock price volatility	85%	71%
Expected dividend yield	0%	0%
Risk free interest rate	1.46%	1.67%
Average expected life (in years)	2.80	2.80

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

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following is a summary of stock option activity through March 31, 2010:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2009	782,504	1,616,654	$19.91	4.58	$8.7

Granted	(55,327)	55,327	$15.29
Exercised		(104,419)	$7.26
Forfeited	5,500	(32,197)	$39.02
Expired	—	(2,655)	$18.64

Balances at March 31, 2010	732,677	1,532,710	$20.21	4.26	$6.6

Exercisable at March 31, 2010		1,024,641	$25.76	4.21	$3.3

The total compensation cost not yet recognized for non-vested awards of $1.5 million at March 31, 2010 has a weighted-average period of 3.35 years over which the compensation expense is expected to be recognized.

Restricted Stock Plan

The Company sponsors a restricted stock plan for its directors, officers and employees. At March 31, 2010, 440,366 shares were authorized for future grant under our restricted stock plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company settles restricted stock with newly issued shares of common stock.

The following is a summary of restricted stock activity through March 31, 2010:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2009	552,449	163,528	$12.99	2.68	$2.7

Granted	(112,083)	112,083	$16.07
Vested		(34,219)	$16.72

Balances at March 31, 2010	440,366	241,392	$13.89	2.54	$3.6

The total compensation cost not yet recognized of $2.7 million at March 31, 2010 has a weighted-average period of 2.54 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.

Savings Plans

Effective December 31, 2009, the Company has discontinued its Savings Incentive Match Plan for Employees IRA (”SIMPLE IRA”), which allowed participating U.S. employees of International Assets Holding Corporation to contribute up to 100% of their salary, but not more than statutory limits. The Company contributed a dollar for each dollar of a participant’s contribution to this plan, up to a maximum contribution of 3% of a participant’s earnings.

U.K. based employees of International Assets Holding Corporation are eligible to participate in a defined contribution pension plan (“Pension Plan”). The Company contributes double the employees’ contribution up to 10% of total base salary to this plan. For this plan, employees are 100% vested in both the employee and employer contributions at all times.

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

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Note 15 – Defined Benefit Retirement Plan

As a result of its acquisition of FCStone, the Company has two noncontributory retirement plans, which are defined benefit plans that cover certain employees, and which were frozen to new employees prior to the acquisition. No additional benefits will be accrued for active participants under the plan. The Company’s funding policy as it relates to the plans is to fund amounts that are intended to provide for benefits attributed to service to date. The Company contributed $3.7 million to the plans during the six months ended March 31, 2010, and expects to contribute an additional $0.3 million to the plans prior to September 30, 2010.

Net periodic pension cost for the three and six months ended March 31, 2010 for the defined benefit plans consist of the following components:

	Three Months Ended March 31, 2010	Six Months Ended March 31, 2010
Interest cost	0.5	1.0
Less expected return on plan assets	(0.4)	(0.8)

Net periodic pension cost	$0.1	$0.2

Note 16 – Disposition of Majority Ownership in Agora-X, LLC

At December 31, 2009, the Company owned 80% of the shares outstanding of Agora-X, LLC (“Agora”) and the Company’s condensed consolidated balance sheet and income statement at December 31, 2009, reflected the Company’s consolidation of Agora. On February 12, 2010 the Company and NASDAQ OMX (“NASDAQ”), the noncontrolling interest holder prior to this purchase transaction, signed a restructuring agreement, effective January 1, 2010, whereby, NASDAQ acquired an additional 65% interest in Agora in exchange for an investment of $6.6 million. The Company has retained a 15% noncontrolling ownership interest in Agora, together with an option to purchase an additional 10% at fair value, subject to certain conditions. NASDAQ now has an 85% controlling interest in Agora. In accordance with the Consolidation Topic of the ASC, since the Company no longer has a controlling financial interest, it has deconsolidated the subsidiary with effect from the date of the agreement.

The Company recorded a gain on deconsolidation of $2.7 million resulting from the difference between the aggregate of the fair value of the retained 15% non-controlling interest in Agora at the date of deconsolidation of $0.8 million minus the net carrying amount of Agora’s assets and liabilities (including minority interest) of ($1.9) million. The gain is included in other income on the condensed consolidated income statement for the three months and six months ended March 31, 2010. As of January 1, 2010, the Company remeasured its $0.8 million investment in Agora to be equal to the fair value of the Company’s retained investment in Agora, as determined based on the guidance in the Fair Value Measurements and Disclosures Topic of the Accounting Standards Codification. The carrying value of the retained noncontrolling interest was determined based on the Company’s 15% ownership interest and the fair value of the net assets of Agora. The assets and liabilities of Agora at the time of the transaction consisted of cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses, which have net carrying values that approximate their fair values with only insignificant differences, primarily due to the short-term nature of these assets and liabilities. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. The use of alternate judgments and/or assumptions would have resulted in a different gain on deconsolidation.

The Company has recorded its retained 15% noncontrolling interest under the equity method, in accordance with the guidance in the Investments – Equity Method and Joint Ventures Topic of the ASC. The Company has the ability to exercise influence over Agora’s operating and financial activities. The Company will have the right to appoint directors to Agora’s board equal to its percentage of ownership, participation in policy-making processes and NASDAQ and the Company will share on a 50-50 basis the cost of making the appropriate changes to Agora’s limited liability agreement and other corporate documents and records.

Note 17 – Discontinued Operations

On May 8, 2009, the Company agreed to sell its partnership interest in INTL Consilium, LLC (“INTL Consilium”), effective April 30, 2009. The results of INTL Consilium, which were previously included within the asset management segment, are included within discontinued operations on the condensed consolidated income statements for all periods presented.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

To conform to the current segment presentation, the Company has reclassified certain prior period amounts. The condensed consolidated income statements of the Company for the three and six months ended March 31, 2009 reflect the results of the Company prior to the FCStone transaction, as reclassified to conform to the current presentation. The Company has determined segment information for the current year characterized to conform to the prior year segment presentation is not practical for comparison purposes. Segment results include allocated intersegment interest charges.

Commodity and Risk Management Services (“C&RM”)

The Company serves its commercial customers through its force of over 120 risk management consultants with a high value added service that differentiates us from other competitors and maximizes the opportunity to retain customers. The Integrated Risk Management Program (“IRMP”) involves providing customers with commodity risk management consulting services that are designed to develop a customized long term hedging program to help them mitigate their exposure to commodity price risk and maximize the amount and certainty of their operating profits. Customers are assisted in the execution of their hedging strategies through the Company’s exchange-traded futures and options clearing and execution operations and through access to more customized alternatives provided by the OTC trading desk. Generally, customers direct their own trading activity and risk management consultants do not have discretionary authority to transact trades on behalf of customers. When transacting OTC contracts with customers, the Company will generally offset the customer’s transaction simultaneously with one of its trading counterparties. On a limited basis, the OTC trade desk will accept a customer transaction and offset that transaction with a similar but not identical position on the exchange. These unmatched transactions are intended to be short-term in nature and are conducted to facilitate the most effective transaction for customers.

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

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Notes to Condensed Consolidated Financial Statements—(Continued)

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

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Information concerning operations in these segments of business is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2010	2009	2010	2009
Total revenues:
Commodity and risk management services	$9,018.4	$15,413.2	$16,967.4	$25,926.0
Foreign exchange	10.9	7.7	24.0	13.1
Securities	5.1	7.6	10.4	27.0
Clearing and execution services	14.5	—	30.5	—
Other	6.7	3.1	10.7	1.7
Corporate unallocated	1.7	(0.5)	1.3	(1.8)

Total	$9,057.3	$15,431.1	$17,044.3	$25,966.0

Operating revenues:
Commodity and risk management services	33.5	8.5	56.9	14.8
Foreign exchange	10.9	7.7	24.0	13.1
Securities	5.1	7.6	10.4	27.0
Clearing and execution services	14.5	—	30.5	—
Other	2.3	3.1	4.5	1.7
Corporate unallocated	1.7	(0.5)	1.3	(1.8)

Total	$68.0	$26.4	$127.6	$54.8

Net contribution (loss):
(Revenues less cost of sales, clearing and related expenses, variable bonus compensation and bad debt expense):
Commodity and risk management services	$21.3	$5.6	$31.5	$8.8
Foreign exchange	6.6	5.2	14.3	8.8
Securities	3.2	4.1	5.7	16.0
Clearing and execution services	1.6	—	3.8	—
Other	1.9	2.2	3.7	(0.1)

Total	$34.6	$17.1	$59.0	$33.5

Net segment income (loss):
(Operating revenues less interest expense and direct costs allocated to segments):
Commodity and risk management services	$13.6	$2.4	$17.4	$4.2
Foreign exchange	5.0	4.0	11.2	6.5
Securities	1.6	3.3	2.9	14.6
Clearing and execution services	0.1	—	1.0	—
Other	1.0	1.5	1.0	(1.6)

Total	$21.3	$11.2	$33.5	$23.7

Reconciliation of segment income (loss) to income (loss) from operations before tax:
Net contribution allocated to segments	$21.3	$11.2	$33.5	$23.7
Costs not allocated to operating segments	9.3	5.4	23.2	11.9

Income (loss) from operations, before tax	$12.0	$5.8	$10.3	$11.8

	As of March 31, 2010	As of September 30, 2009
Total assets:
Commodity and risk management services	$861.8	$699.4
Foreign exchange	63.4	38.4
Securities	52.4	50.3
Clearing and execution services	674.0	708.7
Other	22.6	23.3
Corporate unallocated	50.6	35.6

Total	$1,724.8	$1,555.7

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

During the three months ended December 31, 2009, management revised the estimate of state tax allocations resulting in a reduction in the consolidated effective state tax rate. As a result, the net deferred tax assets decreased by $3.4 million, including a change in estimate related to the valuation of state net operating loss carryforwards. The Company’s change in estimate was the result of a

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

change in revenue apportionment factors in certain jurisdictions due to recent integration initiatives completed subsequent to the filing of the fiscal year ended September 30, 2009 financial statements. These changes will allow the Company to file certain state income tax returns on a combined or consolidated basis. Typically, changes within the measurement period that result from new information about facts and circumstances that existed at the acquisition date are recognized through a corresponding adjustment to goodwill. However, in the absence of goodwill recorded in connection with this transaction, the $3.4 million decrease in net deferred tax assets has been reported as an extraordinary loss in the consolidated income statement for the six months ended March 31, 2010.

Note 20 – Subsequent Events

The Company has evaluated and disclosed subsequent events through the date of this filing, which is the date these condensed consolidated financial statements were issued, as required by the Subsequent Events Topic of the ASC.

On April 1, 2010, the Company entered into a Stock Purchase Agreement with Risk Management Incorporated and RMI Consulting, Inc. (the “RMI Companies”). The transaction was also closed on April 1, 2010. Under terms of the Purchase Agreement, the Company acquired all the outstanding capital stock of the RMI Companies. The purchase price for the shares consisted of an initial payment of $5.6 million, and three contingent payments which will be based on the combined net income of the RMI companies for each of the three years after the closing. The amount of the additional payment for each year will be calculated as follows: (a) in the event that the combined earnings for such year are between $2.0 million and $3.3 million, the additional payment will be equal to $3.1 million, (b) in the event that the combined earnings for such year are less than $2.0 million, then the additional payment will be equal to (i) $3.1 million, less (ii) 139.5% of the amount by which the combined earnings are less than $2.0 million, (c) in the event that the combined earnings for such year are greater than $3.3 million, but less than $6.6 million, then the amount of the additional payment will be equal to: (i) $3.1 million, plus (ii) 30.69% of the amount by which the combined earnings exceed $3.3 million and, (d) in the event that the combined earnings for such year are greater than $6.6 million, then the amount of the additional payment will be equal to: (i) $4.1 million, plus (ii) 46.5% of the amount by which the combined earnings exceed $6.6 million.

RMI provides execution and consulting services to some of the largest natural gas consumers in North America, including municipalities and large manufacturing firms, as well as major utilities. In addition to its risk-management and brokerage services, RMI also offers a wide range of other programs, including a proprietary online energy procurement platform. The acquisition adds extensive and proven expertise in the natural gas, electricity and related energy markets where RMI has a leading presence, as well as a broad range of long-term relationships with some major organizations.

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

FCStone Transaction

On September 30, 2009, International Assets Holding Corporation completed its acquisition of FCStone Group, Inc. (“FCStone”) pursuant to the merger of FCStone Group, Inc. and a wholly owned subsidiary of International Assets Holding Corporation. The acquisition of FCStone was effective on September 30, 2009, the last day of the previous fiscal year, which means that the condensed consolidated income statements of the Company for the three and six months ended March 31, 2009 reflect the results of INTL as it existed before the transaction, while the condensed consolidated balance sheet at September 30, 2009 and March 31, 2010 and the condensed consolidated income statements for the three and six months ended March 31, 2010 reflect the financial condition and results of INTL after the FCStone transaction.

Principal Activities

INTL forms a financial services group employing 630 people in offices in eleven countries. The Company’s services include comprehensive risk management advisory services for commercial customers; execution of listed futures and option contracts on all major exchanges; structured over-the counter (“OTC”) products in a wide range of commodities; physical trading and hedging of precious and base metals and select other commodities; trading of more than 130 foreign currencies; market-making in international equities; debt origination and asset management.

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

To conform to current segment presentation, the Company has reclassified certain prior period balances. The condensed consolidated income statements of the Company for the three and six months ended March 31, 2009 reflect the results of the Company prior to the FCStone transaction, as reclassified to conform to the current segment presentation. The Company has determined segment information for the current year characterized to conform to the prior year segment presentation is not practical for comparison purposes.

Commodity and Risk Management Services (“C&RM”)

The Company serves its commercial customers through its force of over 120 risk management consultants with a high value added service that differentiates us from other competitors and maximizes the opportunity to retain customers. The Integrated Risk

Management Program (“IRMP”) involves providing customers with commodity risk management consulting services that are designed to develop a customized long term hedging program to help them mitigate their exposure to commodity price risk and maximize the amount and certainty of their operating profits. Customers are assisted in the execution of their hedging strategies through the Company’s exchange-traded futures and options clearing and execution operations and through access to more customized alternatives provided by the OTC trading desk. Generally, customers direct their own trading activity and risk management consultants do not have discretionary authority to transact trades on behalf of customers. When transacting OTC contracts with customers, the Company will generally offset the customer’s transaction simultaneously with one of its trading counterparties. On a limited basis, the OTC trade desk will accept a customer transaction and offset that transaction with a similar but not identical position on the exchange. These unmatched transactions are intended to be short-term in nature and are conducted to facilitate the most effective transaction for customers.

In addition, the Company provides a full range of trading and hedging capabilities to select producers, consumers, recyclers and investors in precious metals and certain base metals. Acting as a principal, the Company commits its own capital to buy and sell the metals on a spot and forward basis.

The Company records all of its physical commodities revenues on a gross basis. Operating revenues and losses from the Company’s commodities derivatives activities are recorded in ‘Trading gains’. Inventory for the commodities business is valued at the lower of cost or market value, under the provisions of the Inventory Topic of the ASC. The Company generally mitigates the price risk associated with commodities held in inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under accounting principles generally accepted in the U.S. (“U.S. GAAP”). In such situations, unrealized gains in inventory are not recognized under U.S. GAAP, but unrealized gains and losses in related derivative positions are recognized under U.S. GAAP. As a result, the Company’s reported earnings from commodities trading may be subject to significant volatility.

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

Executive Summary

During the first six months of fiscal year 2010 many of the Company’s businesses have experienced challenging conditions in the form of low interest rates and low volatility. These key factors affect all of the Company’s trading activities in some manner. Additionally after the unprecedented credit crises of the last two years many customers are credit constrained and may not have the liquidity or confidence to engage in normal trading activities. However, base trading volumes from the Company’s core commercial client base combined with a flexible cost structure have preserved bottom line profitability.

In the three and six months ended March 31, 2010, overall global economic conditions including lower levels of volatility continued to constrain the level of business transacted in our exchange traded and equities business, particularly as compared to six month period ended March 31, 2009, which benefited from the de-leveraging of both the commodity and equity markets. The decreased levels of customer activity when combined with historically low short term interest rates constrained the level of interest income recognized during the period. Customer volumes in the foreign exchange business continue to grow with the addition of new customers in the treasury and global payments area most notably from financial institutions. Elevated prices in the precious metals markets continued to constrain the level of customer activity while increased customer demand and rising prices increased profitability in the base metals business.

Selected Summary Financial Information

As discussed in previous filings and elsewhere in this Form 10-Q, the requirements of accounting principles generally accepted in the United States (“U.S. GAAP”) to carry derivatives at fair value but physical commodities inventory at the lower of cost or market value have a significant temporary impact on our reported earnings. Under U.S. GAAP, gains and losses on commodities inventory and derivatives which the Company intends to be offsetting are often recognized in different periods. Additionally, U.S. GAAP does not require us to reflect changes in estimated values of forward commitments to purchase and sell commodities.

For these reasons, management assesses the Company’s operating results on a marked-to-market basis. Management relies on these adjusted operating results to evaluate the performance of the Company’s commodities business segment and its personnel.

Under “marked-to-market basis” in the tables below are the Company’s adjusted operating revenues, adjusted net income and adjusted shareholders’ equity, which have been adjusted to reflect the marked-to-market differences in the Company’s commodities business during each period (in the case of operating revenues and net income) and the cumulative differences (in the case of shareholders’ equity). The Company has also included the estimated tax liability which would have been incurred as a result of these adjustments, utilizing a blended tax rate of 37.5%.

The Company determines the fair value of physical commodities inventory on a marked-to-market basis by applying quoted market prices to the inventory owned by the Company on the balance sheet date. In the Company’s precious metals business, the Company obtains the closing COMEX nearby futures price for the last business day of the month and then adjusts that price to reflect an exchange for physical transaction, utilizing bids obtained from one or more market participants. In the Company’s base metals business, for copper inventory, the Company obtains the closing COMEX or LME nearby futures price and then adjusts that price to reflect any freight charges to the relevant delivery point. For the Company’s lead inventory, the Company obtains the closing LME nearby futures month price and then adjusts that price to reflect any tolling and freight charges to the relevant delivery point. Under GAAP, our physical commodities inventory would be classified as level 2 assets.

Adjusted Financial Information (non-GAAP) (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except ratio)	2010	2009	2010	2009
As reported on a GAAP basis:
Operating revenues	$68.0	$26.4	$127.6	$54.8
Net income attributable to INTL common shareholders	$7.4	$4.0	$3.2	$7.3
Shareholders’ equity	$244.2	$79.3

Marked-to-market basis (unaudited, non-GAAP):
Adjusted operating revenues	$63.2	$26.8	$128.4	$56.6
Adjusted net income	$4.4	$4.3	$3.7	$8.5
Adjusted shareholders’ equity	$251.6	$83.0

Reconciliation of operating revenues from GAAP to adjusted, non-GAAP numbers:
Operating revenues	$68.0	$26.4	$127.6	$54.8
Gross marked-to-market adjustment (non-GAAP)	(4.8)	0.4	0.8	1.8

Adjusted operating revenues (non-GAAP)	$63.2	$26.8	$128.4	$56.6

Reconciliation of net income from GAAP to adjusted, non-GAAP numbers:
Net income attributable to INTL common shareholders	$7.4	$4.0	$3.2	$7.3
Gross marked-to-market adjustment (non-GAAP)	(4.8)	0.4	0.8	1.8
Tax effect at 37.5%	1.8	(0.1)	(0.3)	(0.6)

Marked-to-market adjustment, net of tax effect	(3.0)	0.3	0.5	1.2

Adjusted net income (non-GAAP)	$4.4	$4.3	$3.7	$8.5

Reconciliation of shareholders’ equity from GAAP to adjusted, non-GAAP numbers:
Shareholders’ equity	$244.2	$79.3
Gross cumulative marked-to-market adjustment (non-GAAP)	11.8	5.9
Cumulative tax effect at 37.5%	(4.4)	(2.2)

Cumulative marked-to-market adjustment, net of tax effect	7.4	3.7

Adjusted shareholders’ equity (non-GAAP)	$251.6	$83.0

Adjusted operating revenues, adjusted net income and adjusted shareholders’ equity are financial measures that are not recognized by U.S. GAAP, and should not be considered as alternatives to operating revenues, net income or shareholders’ equity calculated under U.S. GAAP or as an alternative to any other measures of performance derived in accordance with U.S. GAAP. The Company has included these non-GAAP financial measures because it believes that they permit investors to make more meaningful comparisons of performance between the periods presented. In addition, these non-GAAP measures are used by management in evaluating the Company’s performance.

Results of Operations

Set forth below is the Company’s discussion of the results of its operations, as viewed by management, for the three and six months ended March 31, 2010 and 2009, respectively. The quarters will be referred to in this discussion as “Q2 2010” and “Q2 2009”, and the six month periods as “YTD 2010” and “YTD 2009”. This discussion refers to both U.S. GAAP results and adjusted marked-to-market information, in accordance with the information presented above under the heading ‘Adjusted Financial Information (non-GAAP)’. For the Foreign Exchange, Securities, Clearing and Execution Services and Other segments, there are no differences between the U.S. GAAP results and the adjusted marked-to-market results. Only the Commodity and Risk Management Services segment has differences between the U.S. GAAP results and the adjusted marked-to-market results. This means that there are differences between the U.S. GAAP basis and the non-GAAP basis numbers for total operating revenues, total contribution and net income. Please note that any term below that contains the word ‘adjusted’ refers to non-GAAP, marked-to-market information.

The discussion below relates only to continuing operations. All revenues and expenses relating to discontinued operations have been removed from disclosures of total revenues and expenses in all periods and are reflected in a net discontinued operations number.

Financial Overview

The following table shows an overview of our financial results.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2010	% Change	2009	2010	% Change	2009
FINANCIAL OVERVIEW
Total operating revenues	$68.0	158%	$26.4	$127.6	133%	$54.8
Gross marked-to-market adjustment (non-GAAP)	(4.8)	n/m	0.4	0.8	(56)%	1.8

Adjusted total operating revenues (non-GAAP)	63.2	136%	26.8	128.4	127%	56.6
Interest expense	2.3	0%	2.3	4.8	4%	4.6

Adjusted net revenues (non-GAAP)	60.9	149%	24.5	123.6	138%	52.0
Non-interest expenses	53.7	193%	18.3	112.5	193%	38.4

Adjusted income from operations, before tax (non-GAAP)	$7.2	16%	$6.2	$11.1	(18)%	$13.6

Reconciliation of net revenues from GAAP to adjusted, non-GAAP numbers:
Net revenues	$65.7		$24.1	$122.8		$50.2
Gross marked-to-market adjustment (non-GAAP)	(4.8)		0.4	0.8		1.8

Adjusted net revenues (non-GAAP)	$60.9		$24.5	$123.6		$52.0

Reconciliation of income from operations, before tax from GAAP to adjusted, non-GAAP numbers:
Income before income tax and minority interest	$12.0		$5.8	$10.3		$11.8
Gross marked-to-market adjustment (non-GAAP)	(4.8)		0.4	0.8		1.8

Adjusted income from operations, before tax (non-GAAP)	$7.2		$6.2	$11.1		$13.6

Q2 2010 Operating Revenues vs. Q2 2009 Operating Revenues

The acquisition of FCStone was completed on September 30, 2009, therefore the results of FCStone are reflected in the results of operations for the Company for the three months ended March 31, 2010, but are not reflected in the three months ended March 31, 2009.

The Company’s operating revenues under U.S. GAAP for Q2 2010 and Q2 2009 were $68.0 million and $26.4 million, respectively. This 158% increase in operating revenue was primarily a result of the FCStone acquisition. The operations of FCStone contributed $43.5 million in operating revenues for Q2 2010, and these revenues included a $2.7 million gain on the deconsolidation of Agora-X, LLC and a $1.9 million trading loss on a margin account assumed by FCStone. For the three months ended February 28, 2009, FCStone reported total revenues of $56.6 million. There were increases in operating revenues of 294% in the C&RM segment and 42% in the Foreign Exchange segment, partially offset by a decrease of 33% in the Securities segment. The CES segment which consists entirely of revenues from FCStone contributed $14.5 million in operating revenues in Q2 2010, while the Other segment contributed $2.3 million in operating revenues compared to $3.1 million in Q2 2009.

While operating revenues increased in C&RM in Q2 2010, our soft commodities business was affected by an increase in higher margin over-the-counter contract volumes, partially offset by a decrease in exchange traded contract volumes. Additionally, our precious metals business was affected by elevated prices, which constrained volumes and customer activity, and our base metals business was affected by a reduction in arbitrage opportunities, despite increased customer demand and rising prices. Operating revenues in the Foreign Exchange segment in Q2 2010 were affected by the decline in market opportunities in the cash versus futures arbitrage market, partially offset by an increase in customer trade volumes, primarily with financial institutions. Operating revenues in the Securities segment in Q2 2010 were affected by continued low levels of volume and volatility, which had an adverse effect on our international equities market-making business. Operating revenues in the CES segment in Q2 2010 were constrained by continued low short term interest rates, despite an increase in customer deposits, and adversely affected by a trading loss on positions acquired from an under-margined clearing customer. While the lack of demand and risk intolerance caused by the global financial crisis continues to adversely affect our debt arrangement and placement business, the acquisition effective April 2009 of Compania Inversora Bursatil S.A. Sociedad de Bolsa (CIBSA) in Argentina has increased our debt trading revenues. See the segmental analysis below for additional information on activity in each of the segments.

The Company’s adjusted operating revenues were $63.2 million in Q2 2010, compared with $26.8 million in Q2 2009, an increase of $36.4 million. The only difference between operating revenues and adjusted operating revenues, a non-GAAP measure, is the gross marked-to-market adjustment of ($4.8) million and $0.4 million for Q2 2010 and Q2 2009, respectively. The gross marked-to-market adjustment only affects the adjusted operating revenues in the C&RM segment. Adjusted operating revenues are identical to operating revenues in all other segments.

YTD 2010 Operating Revenues vs. YTD 2009 Operating Revenues

The acquisition of FCStone was completed on September 30, 2009, therefore the results of FCStone are reflected in the results of operations for the Company for the six months ended March 31, 2010, but are not reflected in the six months ended March 31, 2009.

The Company’s operating revenues under U.S. GAAP for YTD 2010 and YTD 2009 were $127.6 million and $54.8 million, respectively. This 133% increase in operating revenue was primarily a result of the FCStone acquisition. The operations of FCStone contributed $87.9 million in operating revenues for YTD 2010. For the six months ended February 28, 2009, FCStone reported total revenues of $142.2 million. There were increases in operating revenues of 284% in the C&RM segment and 83% in the Foreign Exchange segment, partially offset by a decrease of 61% in the Securities segment. The CES segment which consists entirely of revenues from FCStone operations contributed $30.5 million in operating revenues in YTD 2010, while the Other segment contributed $4.5 million in operating revenues compared to $1.7 million in YTD 2009.

While operating revenues increased in C&RM in YTD 2010, our soft commodities business was affected by a decrease in over-the-counter and exchange traded contract volumes. Additionally, our precious metals business was affected by elevated prices, which constrained volumes and customer activity, and our base metals business was affected by a reduction in arbitrage opportunities, despite increased customer demand and rising prices. Operating revenues in the Foreign Exchange segment in YTD 2010 were affected by narrower spreads, despite an increase in customer trade volumes, primarily with financial institutions. Operating revenues in the Securities segment in YTD 2010 were affected by low levels of volume and volatility in the international equities markets, which had reached unprecedented levels in YTD 2009. Operating revenues in the CES segment in YTD 2010 were constrained by continued low short term interest rates, despite an increase in customer deposits, and adversely affected by a trading loss on positions acquired from an under-margined clearing customer. While the lack of demand and risk intolerance caused by the global financial crisis continues to adversely affect our debt arrangement and placement business, the acquisition effective April 2009 of Compania Inversora Bursatil S.A. Sociedad de Bolsa (CIBSA) in Argentina has increased our debt trading revenues. See the segmental analysis below for additional information on activity in each of the segments.

The Company’s adjusted operating revenues were $128.4 million in YTD 2010, compared with $56.6 million in YTD 2009, an increase of $71.8 million. The only difference between operating revenues and adjusted operating revenues, is the gross marked-to-market adjustment of $0.8 million and $1.8 million, for YTD 2010 and YTD 2009, respectively. The gross marked-to-market adjustment only affects the adjusted operating revenues in the C&RM segment. Adjusted operating revenues are identical to operating revenues in all other segments.

Q2 2010 Interest expense vs. Q2 2009 Interest expense

Interest expense: Interest expense was flat at $2.3 million for Q2 2010. Excluding interest expense in the FCStone operations of $0.7 million, interest expense decreased by $0.7 million, or 30%, as a result of decreased average borrowings and lower interest rates. In mid-2008 the Company entered into two three-year interest rate swaps for a total of $100 million. These were designated as cash flow hedges. See Note 7 to the condensed consolidated financial statements for further information. The Company pays a fixed 3.66% (on average), and receives a variable rate equal to one-month LIBOR. One-month LIBOR was lower than the fixed rate of 3.66% paid by the Company for most of Q2 2010, resulting in a net interest expense on the swaps. The effective portion of the change in cash flows from the swaps during Q2 2010 had the effect of increasing the Company’s reported interest expense by $0.6 million.

YTD 2010 Interest expense vs. YTD 2009 Interest expense

Interest expense: Interest expense increased by 4% from $4.6 million in YTD 2009 to $4.8 million in YTD 2010. Excluding interest expense in the FCStone operations of $1.6 million, interest expense declined $1.4 million, or 30% as a result of decreased average borrowings and lower interest rates. The effective portion of the change in cash flows from the interest rate swaps (referred to in the paragraph above) during YTD 2010 had the effect of increasing the Company’s reported interest expense by $1.2 million.

Non-interest expenses

The following table shows a summary of our non-interest expenses.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2010	% Change	2009	2010	% Change	2009
NON-INTEREST EXPENSES
Compensation and benefits	$23.1	136%	$9.8	$47.8	111%	$22.7
Clearing and related expenses	15.4	250%	4.4	33.8	284%	8.8
Other non-interest expenses
- Communication and data services	2.6	420%	0.5	5.8	480%	1.0
- Introducing broker commissions	4.7	n/m	—	8.9	n/m	—
- Occupancy and equipment rental	1.5	400%	0.3	3.1	417%	0.6
- Professional fees	1.9	375%	0.4	3.8	245%	1.1
- Depreciation and amortization	0.3	50%	0.2	0.5	25%	0.4
- Bad debts and impairments	(0.3)	n/m	1.8	0.2	(89)%	1.9
- Other expense	4.5	400%	0.9	8.6	353%	1.9

	15.2	271%	4.1	30.9	348%	6.9

Total non-interest expenses	$53.7	193%	$18.3	$112.5	193%	$38.4

Q2 2010 Non-Interest Expenses vs. Q2 2009 Non-Interest Expenses

Total Non-Interest Expenses: Non-interest expenses increased by 193% from $18.3 million in Q2 2009 to $53.7 million in Q2 2010. Excluding expenses in the FCStone operations of $38.6 million, non-interest expenses decreased $3.2 million, or 17%.

Compensation and Benefits: Compensation and benefits expense increased by 136% from $9.8 million to $23.1 million, and represented 43% and 54% of total non-interest expenses in Q2 2010 and Q2 2009, respectively. Total compensation and benefits were 34% of operating revenues in Q2 2010 compared to 37% in Q2 2009. The variable portion of compensation and benefits increased by 141% from $4.1 million in Q2 2009 to $9.9 million in Q2 2010, mainly as a result of the 58% increase in operating revenues as compared to the prior year. The fixed portion of compensation and benefits increased 132% from $5.7 million to $13.2 million. The number of employees increased from 626 at the beginning of Q2 2010 to 630 at the end of Q2 2010, compared with 186 employees at the end of Q2 2009 primarily as a result of the FCStone acquisition.

Clearing and Related Expenses: Clearing and related expenses increased by 250% from $4.4 million in Q2 2009 to $15.4 million in Q2 2010. This increase was primarily driven by the Company’s addition of the CES segment, as a result of the FCStone acquisition, and increased clearing costs in CIBSA, acquired in April 2009. This increase was partially offset by a significant decline in clearing costs in the Securities segment related to the lower volumes in the international equities business.

Other Non-Interest Expenses: Other non-interest expenses increased by 271% from $4.1 million in Q2 2009 to $15.2 million in Q2 2010. The operations of FCStone contributed $10.5 million in other non-interest expenses in Q2 2010.

Provision for Taxes: The effective income tax rate on a U.S. GAAP basis was 38% in Q2 2010, compared with 16% in Q2 2009. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Non-controlling Interest: This represents the non-controlling interests in our joint venture, INTL Sieramet, LLC, and in INTL Gainvest Capital Uruguay S.A. During February 2009, the Company acquired the 50% interest held by our joint venture partner in INTL Commodities DMCC, making this company a wholly-owned subsidiary for all of Q2 2010.

Loss (Income) from Discontinued Operations: Effective April 30, 2009, the Company sold its interest in INTL Consilium, LLC, whose current and historic results are included within discontinued operations on the condensed consolidated income statements with effect from the June 30, 2009 quarter. There was no income from discontinued operations, net of taxes for Q2 2010 and a loss of $0.5 million for Q2 2009.

YTD 2010 Non-Interest Expenses vs. YTD 2009 Non-Interest Expenses

Total Non-Interest Expenses: Non-interest expenses increased by 193% from $38.4 million in YTD 2009 to $112.5 million in YTD 2010. Excluding expenses in the FCStone operations of $80.5 million, non-interest expenses decreased $6.2 million, or 16%.

Compensation and Benefits: Compensation and benefits expense increased by 111% from $22.7 million to $47.8 million, and represented 42% and 59% of total non-interest expenses in YTD 2010 and YTD 2009, respectively. Total compensation and benefits were 37% of operating revenues for YTD 2010 compared to 41% for YTD 2009. The variable portion of compensation and benefits increased by 83% from $11.5 million in YTD 2009 to $21.1 million in YTD 2010, mainly as a result of the increase in operating revenues as compared to the prior year. The fixed portion of compensation and benefits increased 138% from $11.2 million to $26.7 million. The number of employees increased from 625 at the beginning of fiscal year 2010 to 630 at the end of Q2 2010, compared with 186 employees at the end of YTD 2009 primarily as a result of the FCStone acquisition.

Clearing and Related Expenses: Clearing and related expenses increased by 284% from $8.8 million in YTD 2009 to $33.8 million in YTD 2010. This increase was primarily driven by the Company’s addition of the CES segment, as a result of the FCStone acquisition, and increased clearing costs in CIBSA, acquired in April 2009. This increase was primarily offset by a significant decline in clearing costs in the Securities segment related to the lower volumes in the international equities business.

Other Non-Interest Expenses: Other non-interest expenses increased by 348% from $6.9 million in YTD 2009 to $30.9 million in YTD 2010. The operations of FCStone contributed $22.1 million in other non-interest expenses in Q2 2010. Other non-interest expenses include an impairment charge of $0.7 million related to the Company’s investment in INTL Sieramet in Q1 2010.

Provision for Taxes: The effective income tax rate on a U.S. GAAP basis was 39% in YTD 2010, compared with 29% in YTD 2009. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Non-controlling Interest: This represents the non-controlling interests in our joint venture, INTL Sieramet, LLC, in INTL Gainvest Capital Uruguay S.A, and in Agora-X, LLC for the six months ended March 31, 2010. During February 2009, the Company acquired the 50% interest held by our joint venture partner in INTL Commodities DMCC, making this company a wholly-owned subsidiary for all of Q2 2010.

Loss (Income) from Discontinued Operations: Effective April 30, 2009, the Company sold its interest in INTL Consilium, LLC, whose current and historic results are included within discontinued operations on the condensed consolidated income statements with effect from the June 30, 2009 quarter. There was no income from discontinued operations, net of taxes for YTD 2010 and a loss of $0.6 million for YTD 2009.

Variable vs. Fixed Expenses

	Three Months Ended March 31,
(in millions)	2010	% of Total	2009	% of Total
VARIABLE vs. FIXED EXPENSES
Variable clearing and related expenses	$15.1	28%	$4.5	25%
Variable compensation	9.9	18%	4.1	22%
Introducing broker commissions	4.7	9%	—	0%

Total variable expenses	29.7	55%	8.6	47%

Fixed expenses	24.3	45%	7.9	43%
Bad debts and impairments	(0.3)	(1)%	1.8	10%

Total non-variable expenses	24.0	45%	9.7	53%

Total non-interest expenses	$53.7	100%	$18.3	100%

	Six Months Ended March 31,
(in millions)	2010	% of Total	2009	% of Total
VARIABLE vs. FIXED EXPENSES
Variable clearing and related expenses	$33.2	30%	$8.8	23%
Variable compensation	21.1	19%	11.5	30%
Introducing broker commissions	8.9	8%	—	0%

Total variable expenses	63.2	56%	20.3	53%

Fixed expenses	49.6	44%	16.2	42%
Bad debts and impairments	(0.3)	(0)%	1.9	5%

Total non-variable expenses	49.3	44%	18.1	47%

Total non-interest expenses	$112.5	100%	$38.4	100%

The Company aims to make its non-interest expenses variable to the greatest extent possible, and to keep its fixed costs as low as possible. The table above shows an analysis of the Company’s total non-interest expenses for the three and six months ended March 31, 2010 and 2009, respectively. Variable expenses consist of clearing and related expenses, variable compensation paid to traders, bonuses paid to operational employees and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses increased from 47% in Q2 2009 to 55% in Q2 2010. As a percentage of total non-interest expenses, variable expenses increased from 53% in YTD 2009 to 56% in YTD 2010.

Segment Information

The following table shows information concerning the Company’s principal business segments.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2010	% Change	2009	2010	% Change	2009
SEGMENTAL RESULTS

Commodity & Risk Management Services (C&RM)
Operating revenues	$33.5	294%	$8.5	$56.9	284%	$14.8
Gross marked-to-market adjustment (non-GAAP)	(4.8)	n/m	0.4	0.8	(56)%	1.8

Adjusted operating revenues (non-GAAP)	28.7	222%	8.9	57.7	248%	16.6
- Interest expense	1.3	160%	0.5	2.5	79%	1.4
- Variable direct expenses	10.9	354%	2.4	22.9	387%	4.7

Adjusted net contribution (non-GAAP)	16.5	175%	6.0	32.3	208%	10.5
- Non-variable direct expenses	7.7	141%	3.2	14.1	213%	4.5

Adjusted segment income (non-GAAP)	8.8	214%	2.8	18.2	203%	6.0

Foreign Exchange
Operating revenues	$10.9	42%	$7.7	$24.0	83%	$13.1
- Interest expense	0.1	n/m	—	0.3	50%	0.2
- Variable direct expenses	4.2	68%	2.5	9.4	129%	4.1

Net contribution	6.6	27%	5.2	14.3	63%	8.8
- Non-variable direct expenses	1.6	33%	1.2	3.1	35%	2.3

Segment income	5.0	25%	4.0	11.2	72%	6.5

Securities
Operating revenues	$5.1	(33)%	$7.6	$10.4	(61)%	$27.0
- Interest expense	0.1	n/m	—	0.2	n/m	—
- Variable direct expenses	1.8	(49)%	3.5	4.5	(59)%	11.0

Net contribution	3.2	(22)%	4.1	5.7	(64)%	16.0
- Non-variable direct expenses	1.6	100%	0.8	2.8	100%	1.4

Segment income	1.6	(52)%	3.3	2.9	(80)%	14.6

Clearing & Execution Services (CES)
Operating revenues	$14.5	n/m	$—	$30.5	n/m	$—
- Interest expense	0.5	n/m	—	1.1	n/m	—
- Variable direct expenses	12.4	n/m	—	25.6	n/m	—

Net contribution	1.6	n/m	—	3.8	n/m	—
- Non-variable direct expenses	1.5	n/m	—	2.8	n/m	—

Segment income	0.1	n/m	—	1.0	n/m	—

Other
Operating revenues	$2.3	(26)%	$3.1	$4.5	165%	$1.7
- Interest expense	—	(100)%	0.7	—	(100)%	1.2
- Variable direct expenses	0.4	100%	0.2	0.8	60%	0.5

Net contribution	1.9	(14)%	2.2	3.7	n/m	—
- Non-variable direct expenses	0.9	29%	0.7	2.7	69%	1.6

Segment income	1.0	(33)%	1.5	1.0	n/m	(1.6)

Total Segmental Results
Operating revenues	$66.3	146%	$26.9	$126.3	123%	$56.6
Gross marked-to-market adjustment (non-GAAP)	(4.8)	n/m	0.4	0.8	(56)%	1.8

Adjusted operating revenues (non-GAAP)	61.5	125%	27.3	127.1	118%	58.4
- Interest expense	2.0	67%	1.2	4.1	46%	2.8
- Variable direct expenses	29.7	245%	8.6	63.2	211%	20.3

Adjusted net contribution (non-GAAP)	29.8	70%	17.5	59.8	69%	35.3
- Non-variable direct expenses	13.3	125%	5.9	25.5	160%	9.8

Adjusted net segment income (non-GAAP)	$16.5	42%	$11.6	$34.3	35%	$25.5

Reconciliation of C&RM net contribution from GAAP to adjusted, non-GAAP numbers:
Total C&RM net contribution	$21.3		$5.6	$31.5		$8.8
Gross marked-to-market adjustment (non-GAAP)	(4.8)		0.4	0.8		1.8

C&RM adjusted net contribution (non-GAAP)	$16.5		$6.0	$32.3		$10.6

Reconciliation of C&RM segment income from GAAP to adjusted, non-GAAP numbers:
Total C&RM segment income	$13.6		$2.4	$17.4		$4.2
Gross marked-to-market adjustment (non-GAAP)	(4.8)		0.4	0.8		1.8

C&RM adjusted segment income (non-GAAP)	$8.8		$2.8	$18.2		$6.0

Reconciliation of total operating revenues from GAAP to adjusted, non-GAAP numbers:
Total operating revenues	$68.0		$26.4	$127.6		$54.8
Gross marked-to-market adjustment (non-GAAP)	(4.8)		0.4	0.8		1.8
Operating revenue not assigned to a segment	(1.7)		0.5	(1.3)		1.8

Adjusted segment operating revenues (non-GAAP)	$61.5		$27.3	$127.1		$58.4

Reconciliation of net contribution from GAAP to adjusted, non-GAAP numbers:
Total net contribution	$34.6		$17.1	$59.0		$33.5
Gross marked-to-market adjustment (non-GAAP)	(4.8)		0.4	0.8		1.8

Adjusted net contribution (non-GAAP)	$29.8		$17.5	$59.8		$35.3

Reconciliation of segment income from GAAP to adjusted, non-GAAP numbers:
Total net segment income	$21.3		$11.2	$33.5		$23.7
Gross marked-to-market adjustment (non-GAAP)	(4.8)		0.4	0.8		1.8

Adjusted net segment income (non-GAAP)	$16.5		$11.6	$34.3		$25.5

Q2 2010 vs. Q2 2009 Segmental Analysis

The net contribution of all the Company’s business segments was $34.6 million in Q2 2010, compared with $17.1 million in Q2 2009. The adjusted net contribution of all the Company’s business segments was $29.8 million in Q2 2010, compared with $17.6 million in Q2 2009. The operations of FCStone contributed $15.8 million to both net contribution and adjusted net contribution in Q2 2010.

Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. Net contribution is calculated as revenue less direct cost of sales, interest expense, clearing and related expenses, introducing broker commissions and variable compensation. Variable compensation paid to traders represents a fixed percentage of an amount equal to revenues produced less clearing and related charges, base salaries and an overhead allocation.

Total segment income was $21.3 million in Q2 2010, compared with $11.2 million in Q2 2009. Total adjusted segment income was $16.5 million in Q2 2010, compared with $11.6 million in Q2 2009. The operations of FCStone contributed $7.5 million to both total segment income and adjusted segment income in Q2 2010.

Segment income is calculated as net contribution less certain non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational employee compensation and benefits, communication and data services, travel, professional fees and bad debt expense.

Commodity and Risk Management Services – Operating revenues under U.S. GAAP increased from $8.5 million in Q2 2009 to $33.5 million in Q2 2010. Adjusted operating revenues increased by 222% from $8.9 million in Q2 2009 to $28.7 million in Q2 2010. The operations of FCStone contributed $21.5 million to both operating revenues and adjusted operating revenues in Q2 2010.

While both operating revenues and adjusted operating revenues increased over the prior year period, the soft commodity business, which includes primarily agricultural and energy commodities, continues to be constrained by global economic conditions, however both exchange traded and over the counter volumes and revenues increased over the year ago period as commercial customers have started to implement the Company’s risk management strategies and recommendations as commodity volatility has modestly increased. Continued historically low short term interest rates negatively affected the level of interest income earned on customer deposits during the three months ended March 31, 2010.

Precious metals operating revenues decreased from $8.0 million in Q2 2009 to $3.3 million in Q2 2010. Precious metals adjusted operating revenues decreased from $6.8 million in Q2 2009 to $4.0 million in Q2 2010. This decline was primarily a result of business activity continuing to be constrained by the effect of higher prices.

Base metals operating revenues increased from $0.5 million in Q2 2009 to $8.7 million in Q2 2010. Base metals adjusted operating revenues increased from $2.1 million in Q2 2009 to $3.2 million in Q2 2010. Base metals operating revenues increased primarily due to the effect higher base metal prices as compared to the prior year period. Low base metals pricing in the year ago period, resulted in lower level of recycling activity in that period driving down volumes in that business.

Segment income increased from $2.4 million in Q2 2009 to $13.6 million in Q2 2010. Adjusted segment income increased from $2.8 million to $8.8 million. The operations of FCStone contributed $5.9 million to both segment income and adjusted segment income in Q2 2010.

Foreign exchange trading – Operating revenues increased by 42% from $7.7 million in Q2 2009 to $10.9 million in Q2 2010. The operations of FCStone contributed $4.5 million to operating revenues in Q2 2010. The volume of trades in the Company’s global payments business increased from the prior year period, however a narrowing of spreads in the currencies in which we deal more than offset the increase in volumes. The volumes in the global payments business continued to benefit from an increase in customers consisting primarily of financial institutions and our ability to offer an electronic transaction order system to our customers.

In the second quarter of 2010, the customer speculative foreign exchange business experienced low volumes and the proprietary foreign exchange arbitrage desk experienced a reduced level of arbitrage opportunities in the cash versus futures markets.

Segment income increased 25% from $4.0 million to $5.0 million, with the operations of FCStone contributing $1.3 million in Q2 2010. Variable expenses expressed as a percentage of operating revenues increased from 32% to 39%, primarily as a result of the addition of the FCStone operations.

Securities – Operating revenues decreased by 33% from $7.6 million in Q2 2009 to $5.1 million in Q2 2010. Operating revenues in the equities market-marking business decreased 43% from the prior year quarter, or $3.0 million, while operating revenues in the debt capital markets business increased by 71% from the prior year quarter, or $0.5 million.

Operating revenues in the equities market-making business are largely dependent on overall volume and volatility, which has continued in abatement since the onset of the global financial crisis in late 2008. Equity market-making operating revenues include the trading profits earned by the Company before the related expense deduction for ADR conversion fees. These ADR fees are included in the condensed consolidated income statements as clearing and related expenses.

Operating revenues in the debt capital markets business increased from $0.6 million in Q2 2009 to $1.1 million in Q2 2010, primarily as a result of the CIBSA acquisition in April, 2009. The business focuses on the arranging and placing of debt issues and asset backed securitization, and debt trading in the newly-acquired CIBSA and in Singapore.

Segment income decreased 52% from $3.3 million to $1.6 million. Variable expenses expressed as a percentage of operating revenues decreased from 46% to 35%.

Clearing and execution services – Operating revenues in the segment were $14.5 million for Q2 2010 and are primarily generated from two sources: commission and clearing fee revenues from the execution and clearing of exchange-traded futures and options contracts, and interest income derived from cash balances in our customers’ accounts.

Operating revenues were affected by continued low volatility in the exchange-traded markets as a result of the macro-economic conditions, as well as historically low short term interest rates. Operating revenues for Q2 2010 include a trading loss of $1.9 million related to open commodity positions acquired from an under-margined customer.

Segment income was $0.1 million for Q2 2010 and variable expenses, which are primarily clearing and related expenses, were 86% expressed as a percentage of operating revenues.

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

Operating revenues decreased 26% from $3.1 million in Q2 2009 to $2.3 million in Q2 2010. The operations of FCStone contributed $0.4 million to operating revenues in Q2 2010. Assets under management at March 31, 2010 were approximately $412 million compared with approximately $707 million at March 31, 2009. Management fees increased by 80% from $0.5 million in Q2 2009 to $0.9 million in Q2 2010 as a result of increases in both rates, partially offset by the decline in assets under management.

Segment income was $1.0 million in Q2 2010 as compared to $1.5 million in Q2 2009. On May 8, 2009, the Company agreed to sell its partnership interest in INTL Consilium, LLC (“INTL Consilium”) effective April 30, 2009. The results of INTL Consilium, previously consolidated, have been treated as discontinued operations with effect from the fiscal quarter ending June 30, 2009.

YTD 2010 vs. YTD 2009 Segmental Analysis

The net contribution of all the Company’s business segments was $59.0 million in YTD 2010, compared with $33.5 million in YTD 2009. The adjusted net contribution of all the Company’s business segments was $59.9 million in YTD 2010, compared with $35.3 million in YTD 2009. The operations of FCStone contributed $32.6 million to both net contribution and adjusted net contribution in YTD 2010.

Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. Net contribution is calculated as revenue less direct cost of sales, interest expense, clearing and related expenses, introducing broker commissions and variable compensation. Variable compensation paid to traders represents a fixed percentage of an amount equal to revenues produced less clearing and related charges, base salaries and an overhead allocation.

Total segment income was $33.5 million in YTD 2010, compared with $23.7 million in YTD 2009. Total adjusted segment income was $34.3 million in YTD 2010, compared with $25.5 million in YTD 2009. The operations of FCStone contributed $16.4 million to both total segment income and adjusted segment income for YTD 2010.

Segment income is calculated as net contribution less certain non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational employee compensation and benefits, communication and data services, travel, professional fees and bad debt expense.

Commodity and Risk Management Services – Operating revenues under U.S. GAAP increased from $14.8 million in YTD 2009 to $56.9 million in YTD 2010. Adjusted operating revenues increased by 248% from $16.6 million in YTD 2009 to $57.7 million in YTD 2010. The operations of FCStone contributed $42.4 million to both operating revenues and adjusted operating revenues in YTD 2010.

For the YTD 2010, the soft commodity business, which includes primarily agricultural and energy commodities, has been constrained by global economic conditions and the effect they had on underlying commodity prices as well as the Company’s commercial customers access to the capital markets. Continued historically low short term interest rates negatively affected the level of interest income earned on customer deposits during the six months ended March 31, 2010.

Precious metals operating revenues decreased from $13.1 million in YTD 2009 to $5.8 million in YTD 2010. Precious metals adjusted operating revenues decreased from $13.1 million in YTD 2009 to $7.5 million in YTD 2010. This decline has primarily been a result of business activity being dampened by the effect of higher prices.

Base metals operating revenues increased from $1.7 million in YTD 2009 to $8.7 million in YTD 2010. Base metals adjusted operating revenues increased from $3.6 million in YTD 2009 to $7.9 million in YTD 2010. Base metals operating revenues increased primarily due to increased demand from the Far East and wider spreads augmenting trading profits while rising lead prices contributed to greater arbitrage opportunities.

Segment income increased from $4.2 million in YTD 2009 to $17.4 million in YTD 2010. Segment income increased from from $6.0 million in YTD 2009 to $18.2 million in YTD 2010. The operations of FCStone contributed $11.7 million to both segment income and adjusted segment income for YTD2010.

Foreign exchange trading – Operating revenues increased by 83% from $13.1 million in YTD 2009 to $24.0 million in YTD 2010. The operations of FCStone operations contributed $11.7 million to operating revenues in YTD 2010. The volume of trades in the Company’s global payments business increased from the prior year period, however a narrowing of spreads in the currencies in which we deal modestly offset the increase in volumes. The volumes in the global payments business continued to benefit from an increase in customers consisting primarily of financial institutions and our ability to offer an electronic transaction order system to our customers.

In YTD 2010, the customer speculative foreign exchange business experienced low volumes which were offset by activity on the proprietary foreign exchange arbitrage desk which capitalized on arbitrage opportunities in the cash versus futures markets.

Segment income increased 72% from $6.5 million to $11.2 million, with FCStone operations contributing $4.2 million in YTD 2010. Variable expenses expressed as a percentage of operating revenues increased from 31% to 39%, primarily as a result of the FCStone acquisition.

Securities – Operating revenues decreased by 61% from $27.0 million in YTD 2009 to $10.4 million in YTD 2010. Operating revenues in the equities market-marking business decreased 68% from the prior year, or $16.7 million, while operating revenues in the debt capital markets business increased by 6% from the prior year, or $0.1 million.

Operating revenues in the equities market-making business are largely dependent on overall volume and volatility, which reached unprecedented levels during the six months ended March 31, 2009 in response to the global financial crisis. Volume and volatility declined considerably by mid-2009 and remained in abatement through the six months ended March 31, 2010. Equity market-making operating revenues include the trading profits earned by the Company before the related expense deduction for ADR conversion fees. These ADR fees are included in the condensed consolidated income statements as clearing and related expenses.

Operating revenues in the debt capital markets business increased from $1.6 million in YTD 2009 to $1.7 million in YTD 2010, primarily as a result of the acquisition of CIBSA, which was partially offset by reduced business activity which continues as a result of negative sentiment stemming from the financial crisis. The business focuses on the arranging and placing of debt issues and asset backed securitization, and debt trading in the newly-acquired CIBSA and in Singapore.

Segment income decreased 80% from $14.6 million to $2.9 million. Variable expenses expressed as a percentage of operating revenues increased from 41% to 43%.

Clearing and execution services – Operating revenues in the segment were $30.5 million for YTD 2010 and are primarily generated from two sources: commission and clearing fee revenues from the execution and clearing of exchange-traded futures and options contracts, and interest income derived from cash balances in our customers’ accounts.

Operating revenues were affected by low volatility in the exchange-traded markets as a result of the macro-economic conditions, as well as historically low short term interest rates. Operating revenues for YTD 2010 include a trading loss of $2.3 million related to open commodity positions acquired from an under-margined customer.

Segment income was $1.0 million for YTD 2010 and variable expenses, which are primarily clearing and related expenses, were 84% expressed as a percentage of operating revenues.

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

Operating revenues were $1.7 million in YTD 2009 as compared to $4.5 million in YTD 2010. The operations of FCStone contributed $0.6 million to operating revenues in YTD 2010. Assets under management at March 31, 2010 were approximately $412 million compared with approximately $707 million at March 31, 2009. Management fees increased by 100% from $0.9 million in YTD 2009 to $1.8 million in YTD 2010, primarily as a result of increased rates. Fees and commissions increased by 200% from $0.6 million in YTD 2009 to $1.8 million in YTD 2010 as the environment in Argentina for asset-backed securitizations improved.

Segment income was $1.0 million in YTD 2010 as compared to a segment loss of $1.6 million in YTD 2009. On May 8, 2009, the Company agreed to sell its partnership interest in INTL Consilium, LLC (“INTL Consilium”) effective April 30, 2009. The results of INTL Consilium, previously consolidated, have been treated as discontinued operations with effect from the fiscal quarter ending June 30, 2009.

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

At March 31, 2010, the Company had total equity capital of $244.3 million, bank loans of $72.3 million, subordinated debt of $5.5 million and convertible subordinated notes of $16.7 million.

A substantial portion of the Company’s assets are liquid. At March 31, 2010, approximately 95% of the Company’s assets consisted of cash; deposits and receivables from exchange-clearing organizations, broker-dealers, clearing organizations, FCM’s, and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory, at cost. All assets are that are not customer and counterparty deposits, are financed by the Company’s equity capital, convertible subordinated notes, subordinated debt, bank loans, short-term borrowings from financial instruments sold, not yet purchased, and other payables.

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

As a result of the merger with FCStone, the Company acquired notes receivable from certain customers and an introducing broker which arose from previous customer account deficits. At March 31, 2010, notes receivable related to these certain customer account deficits are $132.5 million. The Company is uncertain as to the full collectability of the contractual amounts, and no assurances can be given as to the amount and timing of recovery that may be obtained under the promissory notes. The Company estimates the collectability on these notes to be $15.5 million at March 31, 2010.

Primary Sources and Uses of Cash

The Company’s assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and the growth of the Company. The Company’s total assets at March 31, 2010 and September 30, 2009, were $1,724.8 million and $1,555.7 million, respectively. The Company’s operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. FCStone, LLC, our FCM subsidiary, occasionally uses its margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from our customers. FCStone, LLC has historically utilized subordinated debt to increase its excess regulatory capital as needed.

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

At March 31, 2010, approximately $9.2 million of the Company’s financial instruments owned and sold, not yet purchased, are exchangeable foreign equities and American Depository Receipts.

As of March 31, 2010, the Company had bank credit facilities of $232.0 million, of which $77.3 million was outstanding. As of September 30, 2009, the Company had bank facilities of $287.0 million, of which $163.7 million was outstanding. On January 10, 2010, the Company’s subsidiary, INTL Commodities, amended its revolving syndicated loan facility, increasing the amount available under the facility to $92.0 million. This facility is committed until June 29, 2010. The Company’s subsidiary, INTL Global Currencies Limited, has a $25.0 million facility, committed until December 17, 2010. The Company’s subsidiary, FCStone, LLC has a $75.0 million syndicated margin line credit facility available for funding daily and intraday margin calls at exchanges, committed through June 23, 2010. The Company has its own $35.0 million facility, committed until December 17, 2010. During the second half of fiscal 2010, $167.0 million of the Company’s committed credit facilities are scheduled to expire. The Company is actively negotiating renewal or replacement of the expiring facilities, and while there is no guarantee that we will be able to replace current agreements when they expire, management believes it will be able to do so.

Prior to April 1, 2010, the Company had a subordinated debt facility with a syndicate of lenders. As of March 31, 2010, $5.0 million remained outstanding and was being utilized as capital for regulatory purposes. On April 1, 2010, the Company repaid the remaining $5.0 million of the outstanding subordinated debt, and the commitment has been terminated as the ability of the Company to draw on this subordinated debt facility expired on July 22, 2009. The Company does not expect to replace this facility, and management believes the termination of this subordinated debt facility will not significantly impact our overall business operations. We expect to increase excess regulatory capital, if needed, through income from operations and available internal cash reserves.

The Company’s facility agreements contain covenants relating to financial measures such as minimum net worth, minimum working capital, minimum regulatory capital and minimum interest coverage ratios. On April 26, 2010, the Company modified the $35.0 million line of credit, resulting in the elimination of the cumulative minimum EBITDA covenant effective as of March 31, 2010. Failure to comply with any such covenants could result in the debt becoming payable on demand. The Company and its subsidiaries are in compliance with all of its covenants under the outstanding facilities.

The Company collected $41.1 million during the six months ended March 31, 2010, relating to income tax receivables recorded on its condensed consolidated balance sheet as of September 30, 2009. The income tax receivable related to the net operating loss of FCStone Group, Inc. for its fiscal year ended August 31, 2009 and a refund of estimates paid in during that fiscal year. The Company elected to carry back the net operating loss to recapture taxes paid in the prior two fiscal years.

In September 2006, the Company completed a private placement of $27 million of 7.625% subordinated convertible notes (the “Notes”). The Notes mature in September 2011. They are convertible at any time at the option of the noteholder at a current conversion price of $21.79 per share. The Notes contain customary anti-dilutive provisions. During the 2006 fiscal year, $2 million in principal amount of the Notes, together with accrued interest, were converted into a total of 79,562 shares of common stock of the Company. During the 2008 fiscal year, approximately $8.2 million in principal amount of the Notes, together with accrued interest, were converted into a total of 325,755 shares of common stock of the Company. During the 2009 fiscal year, approximately $0.1 million in principal amount of the Notes, together with accrued interest, were converted into a total of 4,359 shares of common stock of the Company, leaving $16.7 million in principal amount of Notes outstanding. At the current conversion price, conversion would result in the issue of 767,886 new shares of common stock. The Company may require conversion at any time if the dollar volume-weighted-average share price exceeds $38.25 for 20 out of any 30 consecutive trading days. Noteholders may redeem their Notes at par if the interest coverage ratio set forth in the Notes is less than 2.75 for the twelve-month period ending December 31, 2009. The Company may redeem the Notes at 110% of par on March 11, 2010.

Set forth below is the calculation of consolidated EBITDA and consolidated cash interest expense, as defined in the Notes, for the trailing twelve month period ended March 31, 2010:

(in millions)	For the Trailing Twelve Months Ended March 31, 2010
Income from continuing operations	$5.1
Noncontrolling interests	(0.3)
Income tax	6.6
Depreciation and amortization	1.0
Stock compensation amortization	1.8
Interest expense	8.2
Change in unrealized fair market value gain in physical commodities inventory	7.3
Other marked-to-market adjustments	(1.4)

Consolidated EBITDA (non-GAAP)	$28.3

Interest expense	$8.2
Less: amortization of deferred financing costs	(0.2)

Consolidated cash interest expense	$8.0

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

Effective May 2007, the Company acquired a group of companies (together “INTL Gainvest”) that conduct a specialist local markets securitization and asset management business in South America. In addition to the initial purchase price, the Company agreed to make a further payment to the sellers of INTL Gainvest on June 1, 2008 equal to 25% of the aggregate revenues of INTL Gainvest earned in the year to April 30, 2008; and a further payment on June 1, 2009 equal to 25% of the aggregate revenues of INTL Gainvest earned in the year to April 30, 2009. Accordingly, the Company paid $1.4 million to the sellers of INTL Gainvest on June 1, 2008 and a further $1.4 million on June 1, 2009. No further payments are required to be made by the Company to the sellers of INTL Gainvest.

On December 31, 2007, FCStone LLC acquired Downes-O’Neill, LLC, a registered brokerage group and risk management consulting firm specializing in serving the dairy industry. Under the terms of the purchase agreement, FCStone LLC is obligated to pay additional consideration if specific conditions and earnings targets are met annually, based on a calendar year period, through December 31, 2010. If the earnings targets are met, additional consideration of $1.0 million is triggered, plus an additional twenty percent of the excess over the earnings target. For the calendar year period ended December 31, 2009, the specific conditions and earnings targets were reached and additional consideration of $1.2 million was calculated and recorded as goodwill, and was distributed during the quarter ended March 31, 2010.

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

Other Capital Considerations

Our FCM subsidiary, FCStone LLC is subject to various regulations and capital adequacy requirements. Pursuant to the rules, regulations, and requirements of the CFTC and other self-regulatory organizations, FCStone LLC is required to maintain certain minimum net capital as defined in such rules, regulations, and requirements. Net capital will fluctuate on a daily basis. FCStone LLC had adjusted net capital at March 31, 2010 of $76.4 million, which was $37.0 million in excess of its minimum net capital requirement of $39.4 million.

INTL Trading, the Company’s broker-dealer subsidiary, is subject to the net capital requirements of the SEC relating to liquidity and net capital levels. At March 31, 2010, INTL Trading had regulatory net capital of $1.5 million, which was $0.5 million in excess of its minimum net capital requirement of $1.0 million. The Company’s ability to receive distributions from INTL Trading is restricted by regulations of the SEC. The Company’s right to receive distributions from its subsidiaries is also subject to the rights of the subsidiaries’ creditors, including customers of INTL Trading. During the three months and six months ended March 31, 2010, INTL Trading paid dividends of $5.0 million to the Company.

INTL Capital, the Company’s Dubai asset management subsidiary, is regulated by the Dubai Financial Services Authority and is subject to a minimum capital requirement which at March 31, 2010, was approximately $0.5 million.

FCC Investments, Inc., a broker-dealer subsidiary of FCStone, is subject to the net capital requirements of the SEC relating to liquidity and net capital levels. At March 31, 2010, FCC Investments, Inc. had regulatory net capital of $0.4 million, and its minimum net capital requirement was $0.3 million.

FCStone Australia Pty Ltd is regulated by the Australian Securities and Investment Commission and is subject to a minimum capital requirement which at March 31, 2010 was $50,000.

The Company contributed $3.7 million to its defined benefit pension plans during the six months ended March 31, 2010, and expects to contribute an additional $0.3 million to the plan prior to September 30, 2010.

Cash Flows

The Company’s cash and cash equivalents decreased from $60.5 million at September 30, 2009 to $59.8 million at March 31, 2010, a net decrease of $0.7 million. Net cash of $88.9 million was provided by operating activities, $3.0 million was used in investing activities and net cash of $86.7 million was used in financing activities, of which $36.5 million was used to reduce amounts payable to lenders under loans and overdrafts and $51.0 million was repayment of subordinated debt. Fluctuations in exchange rates had a positive effect of $0.1 million on the Company’s cash and cash equivalents.

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

Off Balance Sheet Arrangements

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and futures commission merchant and from its market making and proprietary trading in the foreign exchange and commodities trading business. As part of these activities, the Company carries short positions. For example, it sells financial instruments that it does not own, borrows the financial instruments to make good delivery, and therefore is obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. The Company has recorded these obligations in the condensed consolidated financial statements at March 31, 2010 and September 30, 2009, at fair value of the related financial instruments, totaling $161.5 million and $127.5 million, respectively. These positions are held to offset the risks related to financial assets owned and reported on the Company’s condensed consolidated balance sheets under ‘Financial instruments owned, at fair value’, and ‘Physical commodities inventory, at cost’. The Company will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to March 31, 2010 and September 30, 2009, which might be partially or wholly offset by gains in the value of assets held at March 31, 2010 and September 30, 2009. The total of $161.5 million and $127.5 million includes a net liability of $34.4 million and $30.8 million for derivatives, based on their market value as of March 31, 2010 and September 30, 2009, respectively.

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

The Company is a member of various commodity exchanges and clearing organizations. Under the standard membership agreement, all members are required to guarantee the performance of other members and, accordingly, in the event another member is unable to satisfy its obligations to the exchange, may be required to fund a portion of the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the condensed consolidated balance sheets as of March 31, 2010 and September 30, 2009.

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

Management believes that the volatility of revenues is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of the Company’s daily revenue, determined on a marked-to-market basis, during the six months ended March 31, 2010.

MTM Revenue In Chart
Days
60
40
20
0
3
5
7
20
47
32
8
5
2
1
($250) to ($0)
$0 to $250
$250 to $500
$500 to $750
$750 to $1,000
$1,000 to $1,250
$1,250 to $1,500
$1,500 to $1,750
$1,750 to $2,000
$2,750 to $3,000
Daily Revenue ($1,000s)

In the Company’s securities market-making and trading activities, the Company maintains inventories of equity and debt securities. In the Company’s commodities market-making and trading activities, the Company’s positions include physical inventories, forwards, futures and options. The Company’s commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. The Company monitors the aggregate position for each commodity in equivalent physical ounces or metric tons. The table below illustrates, for the six months ended March 31, 2010, the Company’s greatest gross, average gross, greatest net long, greatest net short and average net day-end positions by business segment.

(in millions)	Greatest Gross	Average Gross	Greatest Net Long	Greatest Net Short	Average Net
Securities (net of long and short)	$19.0	$13.6	$9.2	(3.4)	$3.7
Foreign Exchange	22.7	10.1	10.4	(9.6)	0.5
Commodity and Risk Management	6.2	1.4	1.5	(5.6)	(0.8)
Other	n/a	n/a	5.4	n/a	3.6

Interest Rate Risk

In the ordinary course of our operations, we have interest rate risk from the possibility that changes in interest rates will affect the values of financial instruments and impact interest income earned. We generate interest income from the positive spread earned on customer deposits. We typically invest in U.S. Treasury and Agency securities, reverse repurchase agreements involving U.S. Treasury and Agency securities or AA rate money market funds. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund and institution.

Subsequent to quarter ended March 31, 2010, we have implemented an interest rate risk management strategy using derivative financial instruments in the form of interest rate swaps to manage a portion of our aggregate interest rate position. Our objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap the resulting variable interest earnings into the medium-term interest stream, by using a strip of interest rate swaps that mature every quarter, and enable us to achieve the two year moving average of the two year swap rate. These interest rate swaps will not be designated for hedge accounting treatment, and changes in the marked-to-market valuations of the financial instruments will be recorded in earnings on a quarterly basis.

We manage interest expense using floating rate debt and through interest rate swap transactions. Refer to Note 7 to the condensed consolidated Financial Statements for information on the interest rate swap transactions. The debt instruments are carried at their unpaid principal balance which approximates fair value. All of the debt outstanding at March 31, 2010, has a variable interest rate and matures within the next 12 months.

Item 4.	Controls and Procedures

In connection with the filing of this Form 10-Q, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments in previously reported litigation, and no reportable events have occurred during the three months and six months ended March 31, 2010 or through the date of this filing.

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

Item 5.	Other Information

The Company’s annual meeting of shareholders was held on March 3, 2010. The shareholders elected the following four persons to serve as directors: Diego J. Veitia, Sean M. O’Connor, Scott J. Branch, Paul G. Anderson and Daryl K. Henze. The shareholders also ratified the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the Company’s fiscal year ending September 30, 2010.

The numbers of shares voted with respect to each matter considered at the annual meeting were as follows:

Election of four Class I Directors for a term expiring at the 2013 annual meeting		Votes For	Votes Withheld
Diego J. Veitia		10,802,602	210,781
Sean M. O’Connor		9,256,275	1,757,108
Paul G. Anderson		10,713,104	300,279
Daryl K. Henze		10,805,329	208,054

Ratification of KPMG LLP as auditors	Votes For	Votes Against	Votes Withheld
	14,058,004	1,028,642	15,136

Item 6.	Exhibits

(31.1)	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

(31.2)	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

(32.1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ASSETS HOLDING CORPORATION

Date May 17, 2010	/S/ SEAN M. O’CONNOR
Sean M. O’Connor
Chief Executive Officer

Date May 17, 2010	/S/ WILLIAM J. DUNAWAY
William J. Dunaway
Chief Financial Officer