Form 10-Q
period 2010-06-30
INTERNATIONAL ASSETS HOLDING CORP
filed 2010-08-12
CIK 913760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

As of August 10, 2010, there were 17,617,830 shares of the registrant’s common stock outstanding.

INTERNATIONAL ASSETS HOLDING CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Balance Sheets

(in millions, except par value and share amounts)	June 30, 2010	September 30, 2009
	(Unaudited)

ASSETS
Cash and cash equivalents	$70.9	$60.5
Cash and securities segregated under federal and other regulations (including $1.2 and $2.0 at fair value at June 30, 2010 and September 30, 2009, respectively)	11.6	14.9
Deposits and receivables from:
Exchange-clearing organizations (including $758.8 and $727.9 at fair value at June 30, 2010 and September 30, 2009, respectively)	833.5	899.0
Broker-dealers, clearing organizations and counterparties (including $17.6 and $20.4 at fair value at June 30, 2010 and September 30, 2009, respectively)	96.7	69.6

Receivable from customers, net	97.4	56.3
Notes receivable, net	16.0	22.2
Income taxes receivable	5.1	44.9
Financial instruments owned, at fair value	213.2	209.8
Physical commodities inventory, at cost	94.4	106.9
Deferred income taxes	23.1	29.6
Property and equipment, net	6.4	4.7
Goodwill and intangible assets, net	30.8	13.7
Other assets	19.5	23.6

Total assets	$1,518.6	$1,555.7

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$66.8	$63.7
Payables to:
Customers	975.0	935.8
Broker-dealers, clearing organizations and counterparties	8.5	4.0
Lenders under loans and overdrafts	36.0	108.7
Income taxes payable	0.9	2.3
Financial instruments sold, not yet purchased, at fair value	162.4	127.5

	1,249.6	1,242.0
Subordinated debt	0.5	56.5
Convertible subordinated notes payable	16.7	16.7

Total liabilities	1,266.8	1,315.2

Commitments and contingencies (see Note 12)

Equity:
International Assets Holding Corporation shareholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 30,000,000 shares; 17,612,897 issued and 17,601,640 outstanding at June 30, 2010 and 17,361,884 issued and 17,350,627 outstanding at September 30, 2009	0.2	0.2
Common stock in treasury, at cost - 11,257 shares at June 30, 2010 and September 30, 2009	(0.1)	(0.1)
Additional paid-in capital	189.2	187.0
Retained earnings	64.2	54.3
Accumulated other comprehensive loss	(1.7)	(2.6)

Total International Assets Holding Corporation shareholders’ equity	251.8	238.8

Noncontrolling interests	—	1.7

Total equity	251.8	240.5

Total liabilities and equity	$1,518.6	$1,555.7

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Income Statements

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share and per share amounts)	2010	2009	2010	2009

Revenues:
Sales of physical commodities	$14,121.9	$7,620.3	$31,067.4	$33,544.3
Trading gains	33.5	7.6	61.0	43.0
Commission and clearing fees	29.8	1.2	86.6	5.0
Consulting and management fees	5.2	0.6	13.9	1.2
Interest income	1.6	0.2	4.7	1.7
Other income	0.3	0.1	0.4	0.3

Total revenues	14,192.3	7,630.0	31,234.0	33,595.5
Cost of sales of physical commodities	14,114.2	7,607.1	31,030.9	33,518.3

Operating revenues	78.1	22.9	203.1	77.2
Interest expense	2.7	1.6	7.5	6.2

Net revenues	75.4	21.3	195.6	71.0

Non-interest expenses:
Compensation and benefits	25.9	9.3	73.0	31.6
Clearing and related expenses	17.8	4.2	51.7	13.0
Communication and data services	2.7	0.6	7.9	1.5
Introducing broker commissions	5.2	—	14.1	—
Occupancy and equipment rental	1.5	0.3	4.5	0.8
Professional fees	2.0	0.5	5.6	1.5
Depreciation and amortization	0.4	0.2	0.8	0.6
Bad debts and impairments	2.0	—	2.3	1.9
Other	4.5	1.0	13.1	2.9

Total non-interest expenses	62.0	16.1	173.0	53.8

Income from operations, before tax	13.4	5.2	22.6	17.2
Income tax expense	4.8	1.4	8.1	4.8

Net income before discontinued operations	8.6	3.8	14.5	12.4
Loss from discontinued operations, net of tax	1.1	0.2	0.7	1.0

Income before extraordinary loss	7.5	3.6	13.8	11.4
Extraordinary loss	0.8	—	4.2	—

Net income	6.7	3.6	9.6	11.4
Less: Net income (loss) attributable to noncontrolling interests	—	—	(0.3)	0.5

Net income attributable to International Assets Holding Corporation common shareholders	$6.7	$3.6	$9.9	$10.9

Basic earnings (loss) per share:
Income from continuing operations attributable to International Assets Holding Corporation common shareholders	$0.50	$0.43	$0.85	$1.34
Loss from discontinued operations attributable to International Assets Holding Corporation common shareholders	(0.06)	(0.02)	(0.04)	(0.11)
Extraordinary loss attributable to International Assets Holding Corporation common shareholders	(0.05)	—	(0.24)	—

Net income attributable to International Assets Holding Corporation common shareholders	$0.39	$0.41	$0.57	$1.23

Diluted earnings (loss) per share
Income from continuing operations attributable to International Assets Holding Corporation common shareholders	$0.48	$0.40	$0.83	$1.26
Loss from discontinued operations attributable to International Assets Holding Corporation common shareholders	(0.06)	(0.02)	(0.04)	(0.10)
Extraordinary loss attributable to International Assets Holding Corporation common shareholders	(0.04)	—	(0.24)	—

Net income attributable to International Assets Holding Corporation common shareholders	$0.38	$0.38	$0.55	$1.16

Weighted-average number of common shares outstanding:
Basic	17,335,362	8,916,665	17,293,058	8,879,649

Diluted	18,527,376	10,152,526	17,841,999	10,007,526

Amounts attributable to International Assets Holding Corporation common shareholders:
Income from continuing operations, net of tax	$8.6	$3.8	$14.8	$11.9
Loss from discontinued operations, net of tax	1.1	0.2	0.7	1.0
Extraordinary loss	0.8	—	4.2	—

Net income	$6.7	$3.6	$9.9	$10.9

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Cash Flow Statements

(Unaudited)

	Nine Months Ended June 30,
(in millions)	2010	2009
Cash flows from operating activities:
Net cash provided by operating activities	$148.2	$26.6

Cash flows from investing activities:
Capital contribution of consolidated joint venture partner	—	0.2
Capital distribution to consolidated joint venture partner	—	(2.8)
Payments related to acquisition of joint venture interests	—	(3.0)
Additional goodwill resulting from acquisition of Gainvest	—	(1.4)
Acquisition of CIBSA	—	3.3
Additional goodwill resulting from acquisition of CIBSA	(0.8)	—
Cash from deconsolidation of ICCAF	—	(8.2)
Disposition of INTL Consilium LLC	—	0.4
Investment withdrawals from managed funds	—	17.8
Acquisition of RMI Companies, net of cash received	(6.0)	—
Deconsolidation of Agora-X subsidiary	(0.3)	—
Sale of INTL Capital Limited	0.2	—
Purchase of property and equipment	(2.7)	(1.9)

Net cash used in investing activities	(9.6)	4.4

Cash flows from financing activities:
Net change in payable to lenders under loans and overdrafts	(72.7)	(44.0)
Repayment of subordinated debt	(56.0)	—
Share repurchase	—	(0.1)
Exercise of stock options	0.7	0.4
Income tax benefit on stock awards exercised	0.1	—

Net cash used in financing activities	(127.9)	(43.7)

Effect of exchange rates on cash and cash equivalents	(0.3)	0.2

Net increase (decrease) in cash and cash equivalents	10.4	(12.5)
Cash and cash equivalents at beginning of period	60.5	62.8

Cash and cash equivalents at end of period	$70.9	$50.3

Supplemental disclosure of cash flow information:
Cash paid for interest	$5.7	$7.2

Income taxes paid, net of refunds	$(38.7)	$7.0

Supplemental disclosure of non-cash investing and financing activities:
Conversion of subordinated notes to common stock, net	$—	$0.1

Additional consideration payable for the acquisition of RMI Companies	$10.7	$—

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Nine Months Ended June 30, 2010
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balances as of September 30, 2009	$0.2	$(0.1)	$187.0	$54.3	$(2.6)	$1.7	$240.5
Components of comprehensive income:
Net income				9.9		(0.3)	9.6
Deconsolidation of Agora-X						(1.4)	(1.4)
Change in unrealized loss on derivative instruments					0.9		0.9
Change in foreign currency translation					(0.3)		(0.3)
Change in unrealized gain or loss on available-for-sale securities					0.3		0.3

Total comprehensive income							$9.1

Exercise of stock options	—		0.8				0.8
Stock-based compensation			1.4				1.4

Balances as of June 30, 2010	$0.2	$(0.1)	$189.2	$64.2	$(1.7)	$—	$251.8

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation and Consolidation and Recently Issued Accounting Standards

On September 30, 2009, International Assets Holding Corporation completed its acquisition of FCStone Group, Inc. (“FCStone”) pursuant to the merger of FCStone Group, Inc. into a wholly owned subsidiary of International Assets Holding Corporation. The accompanying condensed consolidated income statements include the results of International Assets Holding Corporation and subsidiaries and FCStone for the three months and nine months ended June 30, 2010. The condensed consolidated income statements for the three months and nine months ended June 30, 2009 do not include the results of the operations of FCStone.

International Assets Holding Corporation and its subsidiaries (collectively “INTL” or “the Company”) form a financial services group employing 641 people in offices in eleven countries. The Company’s services include comprehensive risk management advisory services for commercial customers; execution of listed futures and option contracts on all major exchanges; structured over-the-counter (“OTC”) products in a wide range of commodities; physical trading and hedging of precious and base metals and select other commodities; trading of more than 130 foreign currencies; market-making in international equities; debt origination and asset management.

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated balance sheet as of September 30, 2009, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All adjustments that, in the opinion of management and consisting only of a normal and recurring nature, are necessary for a fair presentation for the interim periods presented have been reflected as required by Rule 10-01 of Regulation S-X.

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

In December 2007, new accounting guidance was issued revising the method of accounting for a number of aspects of business combinations, such that more assets and liabilities acquired will be measured at fair value as of the acquisition date. Certain contingent liabilities acquired will require remeasurement at fair value in each subsequent reporting period. Noncontrolling interests will initially be measured at fair value and classified as a separate component of equity. Acquisition related costs, such as fees for attorneys, accountants, and investment bankers, will be expensed as incurred and no longer capitalized as part of the purchase price. For all acquisitions, regardless of the consummation date, deferred tax assets, valuation allowances, and uncertain tax position adjustments occurring after the measurement period will be recorded as a component of income, rather than adjusted through goodwill. Effective October 1, 2009, the Company adopted this guidance for business combinations. The acquisition of FCStone was accounted for under the previous accounting guidance.

On October 1, 2009, the Company adopted recently issued accounting guidance contained within the Consolidations Topic of the ASC, which changed the accounting and reporting for minority interests, which are now characterized as noncontrolling interests and classified as a component of equity. This recently issued guidance requires retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests. All other requirements under the new guidance have been applied prospectively. Noncontrolling interests of $1.7 million as of September 30, 2009 are included as a component of shareholders’ equity.

In June 2008, new guidance was issued for determining whether instruments granted in share-based payment transactions are participating securities, mandating that unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of basic EPS using the two-class method. The guidance requires retrospective application for all periods presented. The Company has determined that adoption of this guidance effective October 1, 2009 did not have a material effect on the consolidated financial statements if the required disclosures were omitted. Had the required disclosures been made for the three months and nine months ended June 30, 2010 and 2009, the Company’s basic earnings (loss) per share would have been reduced by less than $.01 per share.

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

In June 2009, new guidance was issued to revise the approach to determine when a variable interest entity (“VIE”) should be consolidated. The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIEs economic performance and shares in the significant risks and rewards of the entity. The guidance on VIEs requires companies to continually reassess VIEs to determine if consolidation is appropriate and provide additional disclosures. The guidance is effective for the Company’s 2011 fiscal year. The Company is assessing the potential effect this guidance will have on its consolidated financial statements.

In January 2010, new guidance was issued to require new disclosures and clarify existing disclosure requirements about fair value measurements as set forth in the Fair Value Measurements and Disclosures Topic in the ASC. The guidance requires that a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, the guidance clarifies that for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for the Company as of the quarter ended March 31, 2010 except for the detailed level 3 rollforward disclosure, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance did not have a material impact on the Company’s disclosures in its consolidated financial statements.

In February 2010, new guidance was issued to no longer require disclosure of the date through which subsequent events have been evaluated in originally issued and revised financial statements as set forth in the Subsequent Events Topic in the ASC. SEC filers that are traded in a public market must evaluate subsequent events through the date the financial statements are issued, rather than the date the financial statements are available to be issued. This guidance is effective for the Company as of the quarter ended March 31, 2010 and the adoption of this guidance did not have a material impact on the Company’s disclosures in its consolidated financial statements.

Note 2 – Income Taxes

In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate which is based on the expected annual income and statutory tax rates in the various jurisdictions in which it operates. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to state and local taxes, and differing statutory tax rates applied to the income of non-U.S. subsidiaries. The Company records the tax effect of certain discrete items, including the effects of changes in tax laws, tax rates and adjustments with respect to valuation allowances or other unusual or nonrecurring tax adjustments, in the interim period in which they occur, as an addition to, or reduction from, the income tax provision, rather than being included in the estimated effective annual income tax rate. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective income tax rate.

The Company is required to assess its deferred tax assets and the need for a valuation allowance at each reporting period. This assessment requires judgment on the part of management with respect to benefits that may be realized. The Company will record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized.

The income tax expense of $4.8 million and $1.4 million for the three months ended June 30, 2010 and 2009, respectively, and income tax expense of $8.1 million and $4.8 million for the nine months ended June 30, 2010 and 2009, respectively, reflect estimated federal, foreign and state taxes. For the three months ended June 30, 2010, the Company’s effective tax rate was 36%, compared to 26% for the prior year comparative period. For the nine months ended June 30, 2010, the Company’s effective tax rate was 36%, compared to 28% for the prior year comparative period. The increase in the Company’s effective tax rate in both periods is primarily a result of variation in the geographic and business mix of earnings.

The Company had $44.9 million in income tax receivable on its consolidated balance sheet as of September 30, 2009, resulting primarily from the net operating loss of FCStone for its year ended August 31, 2009. FCStone elected to carry back the net operating loss to recapture taxes paid in the prior two fiscal years, and received income tax refunds totaling $37.1 million during the quarter ended December 31, 2009.

The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction, various states, and various foreign jurisdictions. The Company recognizes potential interest and penalties on uncertain tax positions as a component of income tax expense. The Internal Revenue Service has commenced an examination of FCStone’s U.S. income tax return for its fiscal year ended August 31, 2009.

Note 3 – Earnings per Share

Basic earnings per share has been computed by dividing net income by the weighted-average number of common shares outstanding. The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share and per share amounts)	2010	2009	2010	2009
Numerator:
Income from continuing operations, net of tax	$8.6	$3.8	$14.8	$11.9
Add: Interest on convertible debt, net of tax	0.2	0.2	—	0.7

Diluted income from continuing operations	8.8	4.0	14.8	12.6
Less: Loss from discontinued operations	1.1	0.2	0.7	1.0
Less: Extraordinary loss	0.8	—	4.2	—

Diluted net income	$6.9	$3.8	$9.9	$11.6

Denominator:
Weighted average number of:
Common shares outstanding	17,335,362	8,916,665	17,293,058	8,879,649
Dilutive potential common shares outstanding:
Share-based awards	535,078	578,925	548,941	470,893
Convertible debt	656,936	656,936	—	656,984

Diluted weighted-average shares	18,527,376	10,152,526	17,841,999	10,007,526

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

Options to purchase 836,822 and 139,808 shares of common stock for the three months ended June 30, 2010 and 2009, respectively, and 836,822 and 551,808 shares of common stock for the nine months ended June 30, 2010 and 2009, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.

Note 4 – Receivables from customers and notes receivable, net

During the three months ended June 30, 2010, the Company recorded a charge to bad debt expense of approximately $2.3 million related to a disputed trade that was “given-up” to FCStone by another futures commission merchant (the “FCM”) for a customer that held an account with us. Despite expressly informing the FCM that the Company would not accept the “give-up” trade, the “give-up” trade was submitted through the electronic clearing process and erroneously cleared by FCStone, generating a deficit in the customer’s trading account. The customer lacked the financial capacity to cover the account deficit, and FCStone has filed a complaint and is seeking legal relief through arbitration against the FCM to have the “give-up” transaction rescinded, with an award of appropriate damages.

Receivable from customers, net and notes receivable, net include a provision for bad debts, which reflects our best estimate of probable losses inherent in the receivable from customers and notes receivable. The Company provides for an allowance for doubtful accounts based on a specific-identification basis. The Company continually reviews its provision for bad debts. The allowance for doubtful accounts related to receivables from customers is $6.2 million and $5.7 million at June 30, 2010 and September 30, 2009, respectively.

As a result of the merger with FCStone, the Company acquired notes receivable of $139.9 million at September 30, 2009 including promissory notes from certain customers and an introducing broker which arose from previous customer account deficits. At June 30, 2010 and September 30, 2009, notes receivable related to these certain customer account deficits are $128.9 million and $133.7 million, respectively. The Company is uncertain as to the full collectability of the contractual amounts, and no assurances can be given as to the amount and timing of recovery that may be obtained under the promissory notes. The allowance for doubtful accounts related to these promissory notes is $113.5 million at June 30, 2010 and $117.0 at September 30, 2009, and the Company estimates the collectability on these promissory notes to be $15.4 million at June 30, 2010. The allowance for doubtful accounts related to total notes receivable was $114.2 at June 30, 2010 and $117.7 million at September 30, 2009.

Activity in the allowance for doubtful accounts and notes was as follows:

(in millions)	June 30, 2010
Balance, September 30, 2009	$123.4
Provision for bad debts	2.3
Deductions:
Charge-offs	(4.6)
Recoveries	(0.7)

Balance, June 30, 2010	$120.4

Additionally, in the normal course of operations the Company accepts notes receivable under sale/repurchase agreements with customers whereby the customers sell certain commodity inventory and agree to repurchase the commodity inventory at a future date at either a fixed or floating rate. These transactions are short-term in nature, and are treated as secured borrowings rather than commodity inventory in the Company’s condensed consolidated financial statements. At June 30, 2010 there were no outstanding notes receivable related to this program. At September 30, 2009, the Company had outstanding notes receivable of $4.0 million related to this program.

Note 5 – Exchange Memberships and Stock

The Company has exchange membership seats and common stock in publicly-traded exchanges which are pledged for clearing purposes and recorded at cost. These exchange membership seats and common stock provide the Company the right to process trades directly with the various exchanges. The Company acquired additional exchange membership seats during the three months ended December 31, 2009 at a cost of $1.6 million. The cost and fair value of the exchange memberships and common stock held by the Company was $9.2 million and $8.5 million at June 30, 2010, respectively. The cost basis for acquired exchange memberships and common stock was established using fair value on September 30, 2009 as a result of applying purchase accounting to FCStone’s assets. The fair value for exchange memberships and common stock pledged for clearing purposes was $7.6 million at September 30, 2009. The fair value of exchange stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. The carrying value of the exchange memberships and common stock are included within ‘Other assets’ on the condensed consolidated balance sheets. The Company monitors the fair value of exchange membership seats and common stock on a quarterly basis, and does not consider the current unrealized loss to be anything other than temporary impairment.

Note 6 – Financial Assets and Financial Liabilities, at Fair Value

The Company’s financial assets and liabilities reported at fair value are included within the following captions on the condensed consolidated balance sheets:

•	Cash and cash equivalents

•	Securities segregated under federal and other regulations

•	Deposits and receivables from exchange-clearing organizations

•	Deposits and receivables from broker-dealers, clearing organizations and counterparties

•	Financial instruments owned

•	Payables to lenders under loans and overdrafts

•	Financial instruments sold, not yet purchased

The table below sets forth an analysis of the carrying value of financial instruments owned and financial instruments sold, not yet purchased. This is followed by tables that provide the information required by the Fair Value Measurements and Disclosures Topic of the ASC for all financial assets and liabilities that are carried at fair value.

	June 30, 2010		September 30, 2009
(in millions)	Owned	Sold, not yet purchased	Owned	Sold, not yet purchased
Certificates of deposits	$—	$—	$10.0	$—
Common stock and ADR’s	4.8	5.1	7.9	2.5
Exchangeable foreign ordinary equities and ADR’s	10.6	5.5	10.5	10.5
Corporate and municipal bonds	11.7	—	20.0	—
U.S. and foreign government obligations	35.7	—	6.4	—
Derivatives	31.0	29.4	42.1	30.8
Commodities leases and unpriced positions	105.1	122.4	105.4	83.7
Mutual funds and other	12.3	—	4.8	—
Investment in managed funds	2.0	—	2.7	—

	$213.2	$162.4	$209.8	$127.5

Fair Value Hierarchy

The following tables set forth the Company’s financial assets and liabilities accounted for at fair value as of June 30, 2010 and September 30, 2009 by level within the fair value hierarchy. As required by the Fair Value Measurements and Disclosures Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy under the Fair Value Measurements and Disclosures Topic of the ASC are:

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

	June 30, 2010
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - money market funds	$1.3	$—	$—	$—	$1.3

U.S. and foreign government obligations	—	1.2	—	—	1.2

Securities segregated under federal and other regulations	—	1.2	—	—	1.2

Money market funds	893.2	—	—	—	893.2
U.S. and foreign government obligations	—	202.7	—	—	202.7
Derivatives	3,602.8	—	—	(3,939.9)	(337.1)

Deposits and receivables from exchange-clearing organizations	4,496.0	202.7	—	(3,939.9)	758.8

Derivatives	—	447.8	—	(430.2)	17.6

Deposits and receivables from broker-dealers, clearing organizations and counterparties	—	447.8	—	(430.2)	17.6

Certificates of deposits	—	—	—	—	—
Common stock and ADR’s	13.7	0.5	1.2	—	15.4
Corporate and municipal bonds	6.8	—	4.9	—	11.7
U.S. and foreign government obligations		35.7	—	—	35.7
Derivatives (2) (3)	70.8	117.8	—	(157.6)	31.0
Commodities leases and unpriced positions	—	137.7	—	(32.6)	105.1
Mutual funds and other	4.9	7.0	0.4	—	12.3
Investment in managed funds			2.0	—	2.0

Financial instruments owned	96.2	298.7	8.5	(190.2)	213.2

Total assets at fair value	$4,593.5	$950.4	$8.5	$(4,560.3)	$992.1

Liabilities:
Payables to customers - derivatives	$3,670.1	$496.5	$—	$(4,166.6)	$—

Common stock and ADR’s	10.3	0.3	—	—	10.6
Derivatives (2) (3)	77.0	115.2	—	(162.8)	29.4
Commodities leases and unpriced positions	—	183.7	—	(61.3)	122.4

Financial instruments sold, not yet purchased	87.3	299.2	—	(224.1)	162.4

Total liabilities at fair value	$3,757.4	$795.7	$—	$(4,390.7)	$162.4

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.
(2)	The derivative assets and liabilities include amounts that are reclassified to deposits and receivables from broker-dealers, clearing organizations and counterparties of $23.8 million as of June 30, 2010, as a result of netting and collateral.
(3)	The derivative assets and liabilities include amounts that are reclassified to receivables from customers of $0.8 million as of June 30, 2010, as a result of netting and collateral.

	September 30, 2009
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - money market funds	$15.6	$—	$—	$—	$15.6

U.S. and foreign government obligations	—	2.0	—	—	2.0

Securities segregated under federal and other regulations	—	2.0	—	—	2.0

Money market funds	710.1	—	—	—	710.1
U.S. and foreign government obligations	—	320.2	—	—	320.2
Derivatives	4,043.9	—	—	(4,346.3)	(302.4)

Deposits and receivables from exchange-clearing organizations	4,754.0	320.2	—	(4,346.3)	727.9

Certificates of deposits	—	10.0	—	—	10.0
Common stock and ADR’s	15.9	1.3	1.2	—	18.4
Corporate and municipal bonds	14.5	1.2	4.3	—	20.0
U.S. and foreign government obligations	0.5	5.2	0.7	—	6.4
Derivatives (2)	108.8	733.8	—	(800.5)	42.1
Commodities leases and unpriced positions	—	137.3	—	(31.9)	105.4
Mutual funds and other	1.4	3.0	0.4	—	4.8
Investment in managed funds	—	—	2.7	—	2.7

Financial instruments owned	141.1	891.8	9.3	(832.4)	209.8

Total assets at fair value	$4,910.7	$1,214.0	$9.3	$(5,178.7)	$955.3

Liabilities:
Payable to customers - derivatives	$4,012.5	$—	$—	$(4,012.5)	$—

Common stock and ADR’s	11.2	1.8	—	—	13.0
Derivatives (2)	115.0	683.3	—	(767.5)	30.8
Commodities leases and unpriced positions	—	109.7	—	(26.0)	83.7

Financial instruments sold, not yet purchased	126.2	794.8	—	(793.5)	127.5

Total liabilities at fair value	$4,138.7	$794.8	$—	$(4,806.0)	$127.5

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.
(2)	The derivative assets and liabilities include amounts that are reclassified to deposits and receivables from broker-dealers, clearing organizations and counterparties of $20.4 million as of September 30, 2009, as a result of netting and collateral.

Realized and unrealized gains and losses are included within ‘Trading gains’ in the income statement.

Information on Level 3 Financial Assets and Liabilities

The Company’s financial assets at fair value classified within level 3 of the fair value hierarchy are summarized below:

(in millions)	As of June 30, 2010	As of September 30, 2009
Total level 3 assets	$8.5	$9.3
Level 3 assets for which the Company bears economic exposure	$8.5	$9.3
Total assets	$1,518.6	$1,555.7
Total financial assets at fair value	$992.1	$955.3
Total level 3 assets as a percentage of total assets	0.6%	0.6%
Level 3 assets for which the the Company bears economic exposure as a percentage of total assets	0.6%	0.6%
Total level 3 assets as a percentage of total financial assets at fair value	0.9%	1.0%

The following tables set forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the three and nine months ended June 30, 2010 including a summary of unrealized gains (losses) during the three and nine months on the Company’s level 3 financial assets and liabilities still held at June 30, 2010.

	Level 3 Financial Assets and Financial Liabilities
	For the Three Months Ended June 30, 2010
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases, issuances, settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADR’s	$1.2	$—	$—	$—	$—	$1.2
Corporate and municipal bonds	4.8	—	—	0.1	—	4.9
Mutual funds and other	0.5	—	(0.1)	—	—	0.4
Investment in managed funds	2.0	—	—	—	—	2.0

	$8.5	$—	$(0.1)	$0.1	$—	$8.5

	Level 3 Financial Assets and Financial Liabilities
	For the Nine Months Ended June 30, 2010
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases, issuances, settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADR’s	$1.2	$—	$—	$—	$—	$1.2
Corporate and municipal bonds	4.3	—	0.2	0.4	—	4.9
U.S. and foreign government obligations	0.7	—	—	—	(0.7)	—
Mutual funds and other	0.4	—	—	—	—	0.4
Investment in managed funds	2.7	—	(0.1)	(0.6)	—	2.0

	$9.3	$—	$0.1	$(0.2)	$(0.7)	$8.5

	Level 3 Financial Assets and Financial Liabilities
	For the Three Months Ended June 30, 2009
(In millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases, issuances, settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADR’s	$1.1	$—	$—	$—	$—	$1.1
Corporate and municipal bonds	5.2	—	0.1	0.4	—	5.7
U.S. and foreign government obligations	—	—	—	—	1.2	1.2
Derivatives	—	—	—	—	—	—
Commodities leases and unpriced positions	—	—	—	—	—	—
Mutual funds and other	—	—	—	—	0.5	0.5
Investment in managed funds	12.2	—	—	(3.8)	—	8.4

	$18.5	$—	$0.1	$(3.4)	$1.7	$16.9

	Level 3 Financial Assets and Financial Liabilities
	For the Nine Months Ended June 30, 2009
(In millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases, issuances, settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADR’s	$2.9	$(0.3)	$(0.4)	$(1.1)	$—	$1.1
Corporate and municipal bonds	4.1	0.1	0.9	0.6	—	5.7
U.S. and foreign government obligations	—	—	—	—	1.2	1.2
Derivatives	—	—	—	—	—	—
Commodities leases and unpriced positions	—	—	—	—	—	—
Mutual funds and other	—	—	—	—	0.5	0.5
Investment in managed funds	11.9	0.2	0.3	(4.0)	—	8.4

	$18.9	$—	$0.8	$(4.5)	$1.7	$16.9

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

At June 30, 2010, under the provisions of the guidance, the Company has classified some of its securities as available-for-sale, which are carried at fair value based on observable or quoted market prices and associated unrealized gains or losses are recorded as a component of other comprehensive income until realized. The fair value of a security is the amount at which the security could be exchanged in a current transaction between willing parties, other than in a forced liquidation or sale. The Company classifies those securities as available-for-sale because it would consider selling them prior to maturity to meet liquidity needs or as part of the Company’s risk management program.

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

As a result of its acquisition of FCStone, the Company acquired securities classified as available-for-sale at September 30, 2009. In accordance with the Business Combinations Topic of the ASC, available-for-sale securities are valued at fair value as of the acquisition date. As a result, the investment securities classified as available-for-sale did not have any unrealized gains or losses as of September 30, 2009.

The following tables summarize the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses of the Company's investment securities classified as available-for-sale at June 30, 2010:

Amounts included in financial instruments owned:

	Amortized Cost	Unrealized Holding (1)		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government securities and federal agency obligations	$10.0	$—	$—	$10.0
Corporate bonds	5.1	—	—	5.1

	$15.1	$—	$—	$15.1

(1)	Unrealized gain/loss on financial instruments owned as of June 30, 2010, is less than $50 thousand.

Amounts included in deposits with and receivables from exchange-clearing organizations:

	Amortized Cost	Unrealized Holding		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government securities and federal agency obligations	$170.1	$0.6	$—	$170.7
Mortgage-backed securities	10.5	—	(0.1)	10.4

	$180.6	$0.6	$(0.1)	$181.1

At June 30, 2010, investments in debt securities classified as available-for-sale mature as follows:

	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government securities and federal agency obligations	$85.2	$95.5	$180.7
Corporate bonds	—	5.1	5.1
Mortgage-backed securities	—	10.4	10.4

	$85.2	$111.0	$196.2

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

Note 7 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company accounts for derivative instruments in accordance with the provisions of the Derivatives and Hedging Topic of the ASC. The Company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company has derivatives that are designated as cash flow hedges and derivatives that are not designated for hedging purposes. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain (loss) is reported immediately in earnings. For a derivative instrument that is not designated as a hedge, the changes in fair value are reported immediately in earnings.

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements at June 30, 2010 at the fair values of the related financial instruments. The Company will incur losses if the market value of the underlying financial instruments increases subsequent to June 30, 2010. The total of $162.4 million at June 30, 2010 includes $29.4 million for derivative contracts, which represent a liability to the Company based on their fair values as of June 30, 2010.

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

In April 2010, the Company implemented an interest rate risk management strategy using derivative financial instruments in the form of interest rate swaps to manage a portion of our aggregate interest rate position. The Company’s objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap the resulting variable interest earnings into the medium-term interest stream, by using a strip of interest rate swaps that mature every quarter, and enable us to achieve the two year moving average of the two year swap rate. These interest rate swaps, which are recorded at fair value, are not designated for hedge accounting treatment, and changes in the marked-to-market valuations of the financial instruments will be recorded in earnings on a quarterly basis.

Listed below are the fair values of trading-related derivatives as of June 30, 2010 and September 30, 2009. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	June 30, 2010		September 30, 2009
(In millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$3,503.6	$3,579.3	$4,008.0	$3,974.6
OTC commodity derivatives	185.2	187.2	303.5	302.9
Exchange-traded foreign exchange derivatives	55.6	32.8	25.8	44.2
OTC Foreign exchange derivatives (2)	450.0	498.3	526.3	474.2
Interest rate derivatives	6.0	6.0	11.3	6.8
Equity index derivatives	38.8	53.8	11.6	3.4

Derivative contracts accounted for as hedges:
Interest rate derivatives	—	1.4	—	4.7

Gross fair value of derivative contracts	4,239.2	4,358.8	4,886.5	4,810.8
Impact of netting and collateral	(4,527.7)	(4,329.4)	(5,146.8)	(4,780.0)

Total fair value included in ‘Deposits and receivables from exhange-clearing organizations’	$(337.1)		$(302.4)

Total fair value included in ‘Deposits and receivables from broker-dealers, clearing organizations and counterparties	$17.6		$—

Total fair value included in ‘Financial instruments owned, at fair value’	$31.0		$42.1

Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$29.4		$30.8

(1)	As of June 30, 2010 and September 30, 2009, the Company’s derivative contract volume for open positions was approximately 2.9 million and 3.1 million contracts, respectively.
(2)	In accordance with agreements with counterparties, the Company is allowed to periodically take advances against its open trade fair value. Amount excludes advances against open trade fair value of $0 and $31.9 million outstanding at June 30, 2010 and September 30, 2009, respectively.

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

Periodically, the Company uses interest rate swap contracts to hedge certain forecasted transactions. The Company’s primary objective in holding these types of derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company has two interest rate swap contracts at June 30, 2010, each with a notional amount of $50 million, which were entered into in order to hedge potential changes in cash flows resulting from the Company’s variable rate LIBOR based borrowings. The interest rate swaps are classified under the Derivatives and Hedging Topic of the ASC as cash flow hedges. These derivatives will mature in less than a year.

As a result of a decrease in borrowings by the Company, it was determined that one of the interest rate swaps no longer met the criteria, specified under the Derivatives and Hedging Topic, to allow for the deferral of the effective portion of unrecognized hedging gains or losses in other comprehensive income or loss since all of the forecasted variable interest payments are not expected to occur. However, the Company expects that a portion of those forecasted transactions are still expected to occur. The Company discontinued hedge accounting for that swap during this quarter, which resulted in a portion of the unrecognized loss remaining in accumulated other comprehensive income or loss and the deferred loss relating to those forecasted transactions that are no longer expected to occur was reclassified to earnings during the period. The amount remaining in accumulated other comprehensive income or loss relating to transactions that are still expected to occur for the discontinued hedge is a loss of $0.6 million as of June 30, 2010. The Company reclassified a loss of $0.4 million from accumulated other comprehensive income or loss into ‘Trading gains’ on the condensed consolidated income statement for the three and nine months ended June 30, 2010.

The effective portion of the swaps’ gain or loss, including gains associated with the discontinued hedge prior to it being de-designated during the quarter, was a gain of $0.3 million and $0.9 million for the three months ended June 30, 2010 and June 30, 2009, respectively, and a gain of $1.0 million and a loss of $2.5 million for the nine months ended June 30, 2010 and June 30, 2009, respectively, which has been reported in the balance sheets as a component of accumulated other comprehensive income (loss). The remaining unrecognized loss relating to both interest rate swaps of $1.2 million in accumulated other comprehensive income (loss) at June 30, 2010 will be recognized as the forecasted payments affect interest expense. The ineffective portion of the swap gain or loss was a gain of $0.1 million for the three months ended June 30, 2010 and June 30, 2009, and a gain of $0.2 million and a loss of $1.3 million for the nine months ended June 30, 2010 and June 30, 2009, respectively, and is included in ‘Trading gains’ on the condensed consolidated income statements.

Credit Risk

In the normal course of business, the Company purchases and sells financial instruments, commodities and foreign currencies as either principal or agent on behalf of its customers. If either the customer or counterparty fails to perform, the Company may be required to discharge the obligations of the nonperforming party. In such circumstances, the Company may sustain a loss if the market value of the financial instrument or foreign currency is different from the contract value of the transaction.

The majority of the Company’s transactions and, consequently, the concentration of its credit exposure is with commodity exchanges, customers, broker-dealers and other financial institutions. These activities primarily involve collateralized and uncollateralized arrangements and may result in credit exposure in the event that a counterparty fails to meet its contractual obligations. The Company’s exposure to credit risk can be directly impacted by volatile financial markets, which may impair the ability of counterparties to satisfy their contractual obligations. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits based upon a review of the counterparties’ financial condition and credit ratings. The Company monitors collateral levels on a daily basis for compliance with regulatory and internal guidelines and requests changes in collateral levels as appropriate.

The Company is a party to financial instruments in the normal course of its business through customer and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held at June 30, 2010 and September 30, 2009 were adequate to minimize the risk of material loss that could be created by positions held at that time. The Company periodically purchases credit insurance and credit-default swaps that provides some coverage against counterparty risk. The Company records the insurance premiums as a prepaid asset and amortizes that over the term of the policy or contract. The Company records credit-default swaps at fair value, as a financial instrument owned. Additionally, the Company monitors collateral market value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting, or customer agreements which reduces the exposure to the Company.

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

Note 8 – Physical Commodities Inventory

Physical commodities inventory is valued at the lower of cost or market value, determined using the weighted-average cost method. Commodities in process include commodities in the process of being recycled. At June 30, 2010 and September 30, 2009, $94.4 and $105.3 million, respectively, of physical commodities inventory served as collateral under one of the Company’s credit facilities, as detailed further in Note 10. The carrying values of the Company’s inventory at June 30, 2010 and September 30, 2009 are shown below.

(in millions)	June 30, 2010	September 30, 2009
Commodities in process	$5.1	$8.7
Finished commodities	89.3	98.2

	$94.4	$106.9

Note 9 – Goodwill

On April 7, 2009, the Company acquired Compania Inversora Bursatil S.A. Sociedad de Bolsa (“CIBSA”), a leading securities broker-dealer based in Argentina. The Company paid approximately $1.7 million on the date of purchase and was obligated to make additional payments, depending on the level of revenues achieved. Under the purchase agreement, the Company was obligated to pay an amount equal to 25% of the net revenues if such net revenues are in excess of $2.5 million and up to $3 million, 35% of the net revenues in excess of $3 million and up to $4 million, and 40% of the net revenues in excess of $4 million for each of the two twelve-month periods ending March 31, 2010 and 2011 to the sellers as additional consideration. Any amounts paid as additional consideration under this agreement are recorded as goodwill. The Company paid $0.8 million in May of 2010 relating to the provisions of this agreement.

On April 1, 2010, the Company acquired Risk Management Incorporated and RMI Consulting, Inc. (the “RMI Companies”). As discussed in Note 16 – Acquisitions, the estimated purchase price for the RMI Companies is approximately $16.7 million, which includes an estimated amount for an obligation to make additional payments based on the level of earnings achieved over the next three years. The Company recorded $6.7 million as goodwill related to this acquisition.

Note 10 – Credit Facilities

As of June 30, 2010, the Company had four credit facilities under which the Company may borrow up to $227.0 million, subject to certain conditions. Additionally, the Company has a subordinated note, as defined by CFTC regulations, outstanding of $0.5 million with an individual at June 30, 2010. The amounts outstanding under these credit facilities are short term borrowings and carry variable rates of interest, thus approximating fair value.

A summary of the Company’s credit facilities in place at June 30, 2010 is as follows:

•

A one-year, renewable, revolving syndicated committed loan facility established on June 26, 2009 under which the Company’s subsidiary, INTL Commodities, Inc. (“INTL Commodities”) is entitled to borrow up to $92.0 million, subject to certain conditions. On June 14, 2010, the credit agreement was amended to extend the expiration date to August 25, 2010. There are three commercial banks that are the underlying lenders within the syndicate group. The loan proceeds are used to finance the activities of INTL Commodities and are secured by its assets.

•

Two additional lines of credit with a commercial bank under which the Company may borrow up to $60 million, subject to certain conditions. One of these lines is secured by certain of the Company’s assets.

•

An unsecured line of credit with a syndicate of lenders, administered by Bank of Montreal under which the Company may borrow up to $75.0 million. On June 21, 2010, the Company’s subsidiary, FCStone LLC amended and restated

the credit agreement, maintaining the $75.0 million aggregate amount of commitments. Loans made under the line of credit bear interest at a Base Rate, as defined, plus 2.00%. FCStone, LLC, will pay a commitment fee of 0.50% per annum of the commitments, and paid fees and other debt issuance costs of $0.4 million in connection with the line of credit, which expires on June 22, 2012. This line is intended to provide short term funding of margin to exchanges as necessary and is subject to annual review.

At September 30, 2009, the Company was also a party to a senior subordinated debt agreement with a syndicate of lenders, administered by Bank of Montreal. The Company’s ability to draw on the subordinated debt facility expired in July 2009, and on April 1, 2010, the remaining outstanding balance of $5.0 million was repaid, and the senior subordinated debt agreement was terminated.

The Company’s credit facilities and outstanding borrowings were as follows as of June 30, 2010 and September 30, 2009:

(in millions)			Amounts Outstanding
Security	Renewal / Expiration Date	Total Commitment	June 30, 2010	September 30, 2009
Certain foreign exchange assets	December 17, 2010	$25.0	$8.5	$11.1
Certain pledged shares	December 17, 2010	35.0	—	34.9
Certain commodities assets	August 25, 2010	92.0	27.5	60.0
None	June 22, 2011	75.0	—	—
Certain commodities assets	Terminated March, 2010	—	—	2.7
None	Terminated April, 2010	—	—	55.0
None	December 31, 2010	0.5	0.5	1.5

		$227.5	$36.5	$165.2

During fiscal 2010, $92 million of the Company’s committed credit facilities are scheduled to expire. While there is no guarantee that we will be able to replace current agreements when they expire, based on our strong liquidity position and capital structure the Company believes it will be able to do so.

The Company’s facility agreements contain covenants relating to financial measures such as minimum net worth, minimum working capital, minimum regulatory capital, minimum cumulative EBITDA and minimum interest coverage ratios. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of June 30, 2010, the Company was in compliance with all of its covenants under its credit facilities.

Note 11 – Convertible Subordinated Notes

The Company had $16.7 million in aggregate principal amount of the Company’s senior subordinated convertible notes due September 2011 (“Notes”) outstanding as of June 30, 2010 and September 30, 2009. The Notes are general unsecured obligations of the Company and bear interest at the rate of 7.625% per annum, payable quarterly in arrears.

During September 2009, the Company issued an additional 8,239,319 shares in conjunction with its acquisition of FCStone. As a result of this transaction, the conversion price was reduced to $21.79 per share. As of June 30, 2010, the remaining Notes are convertible by the holders into 767,886 shares of common stock of the Company.

If the dollar-volume weighted-average price of the common stock exceeds $38.25, subject to certain adjustments, for any twenty out of thirty consecutive trading days, the Company will have the right to require the holders of the Notes to convert all or any portion of the Notes into shares of common stock at the then-applicable conversion price.

In the event that the consolidated net interest coverage ratio, as set forth in the Notes, for the 12 months preceding the end of any fiscal quarter is less than 2.0, the interest rate on the Notes will be increased by 2.0% to 9.625% per annum, effective as of the first day of the following fiscal quarter. Through the quarter ended June 30, 2010, the consolidated net interest coverage ratio has exceeded 2.0 and no such increase has been necessary. Holders had the option to redeem their Notes at par if the consolidated net interest coverage ratio was less than 2.75 for the twelve-month period ended December 31, 2009. The consolidated net interest coverage ratio for the twelve-month period ended December 31, 2009 exceeded 2.75, so the holders are not entitled to early redemption of their Notes.

The Company entered into a separate Registration Rights Agreement with the holders of the Notes, under which the Company was required to file with the U.S. Securities and Exchange Commission (the “SEC”) a Registration Statement on Form S-3 within a specified period of time. The Registration Statement was declared effective by the SEC on October 24, 2006. The Company is required, under the Registration Rights Agreement, to maintain the effectiveness of the Registration Statement, failing which it could become liable to pay holders of the Notes liquidated damages of 1% of the value of the Notes, plus a further 1% for every 30 days that it remains ineffective thereafter, up to an aggregate maximum of 10% of the value of the Notes. At June 30, 2010 the Company was in compliance with its requirements under the Registration Rights Agreement.

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

As discussed in Note 16 – Acquisitions, the Company has a contingent liability relating to the acquisition of the RMI Companies, which may result in the payment of additional consideration. The acquisition date fair value of additional consideration is estimated to be approximately $10.7 million and will be remeasured to its fair value each quarter, with changes in fair value recorded in earnings.

On July 16, 2010, the Company’s subsidiary, FCStone, LLC, filed a statement of claim against a futures commission merchant for arbitration before the CME Group, relating to the disputed “give-up” transaction that took place in Q3 2010 and resulted in a bad debt charge of $2.3 million. Apart from this, there have been no material developments in previously reported litigation, and no other reportable events have occurred during the quarter or nine month period ended June 30, 2010 or through the date of this filing.

Exchange Member Guarantees

The Company is a member of various exchanges that trade and clear futures and option contracts. Associated with its memberships, the Company may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchanges. While the rules governing different exchange memberships vary, in general the Company’s guarantee obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Any potential contingent liability under these membership agreements cannot be estimated. The Company has not recorded any contingent liability in the condensed consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote.

Impairment

The Company recorded an impairment charge of $0.7 million in the first quarter of 2010 in connection with INTL Sieramet LLC, a corporation in which it holds a 55% equity interest. This amount is recorded in ‘Bad debts and impairments’ under the ‘Non-interest expenses’ section of the condensed consolidated income statements for the nine months ended June 30, 2010. The impairment charge recognizes the pending liquidation of INTL Sieramet and the possibility that there may be incomplete recovery of the full value of its assets.

Change in Control Contingency

In connection with the FCStone transaction, certain of FCStone’s management and executive officers are participants in FCStone’s Change in Control Severance Plan (the “Severance Plan”). The Severance Plan provides that if during the two-year period following the completion of the merger agreement, a participant terminates their employment for “good reason” or the Company terminates the participant’s employment other than for “cause” or on account of death or disability, the Company will be committed to pay certain compensation amounts to the participant in a lump sum amount. The maximum potential commitment for all participants is $5.4 million. At June 30, 2010, no actions have occurred or are anticipated which would trigger payments under the Severance Plan.

Note 13 – Capital and Other Regulatory Requirements

FCStone, LLC is a registered commodity futures commission merchant with the Commodity Futures Trading Commission (the “CFTC”) servicing customers primarily in grain, energy and food service-related businesses. Pursuant to the rules, regulations, and requirements of the CFTC and other regulatory agencies, FCStone, LLC is required to maintain certain minimum net capital as defined in such rules, regulations, and requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. FCStone, LLC’s adjusted net capital and minimum net capital requirement at June 30, 2010 were $70.8 million and $32.7 million, respectively. Pursuant to the requirements of the Commodity Exchange Act, funds deposited by customers of FCStone relating to futures and options on futures in regulated commodities must be carried in separate accounts which are designated as segregated customers’ accounts. Funds deposited by customers and other assets, which have been aggregated as belonging to the commodity customers, and the minimum amount required to be segregated at June 30, 2010 were $824.4 million and $822.5 million, respectively.

The Company’s wholly-owned subsidiary INTL Trading, Inc. (”INTL Trading”) is a registered broker dealer and member of the Financial Industry Regulatory Authority (“FINRA”) and is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital, and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. A further requirement is that equity capital may not be withdrawn if this ratio would exceed 10 to 1 after such withdrawal. At June 30, 2010, INTL Trading’s net capital was $7.4 million, which was $6.4 million in excess of its minimum requirement.

FCC Investments, Inc. is required to maintain certain net capital as defined by the SEC. FCC Investments, Inc.’s net capital and the minimum net capital requirement at June 30, 2010 were $0.4 million and $0.3 million, respectively.

FCStone Australia Pty Ltd is regulated by the Australian Securities and Investment Commission and is subject to a minimum capital requirement which at June 30, 2010 was $50,000.

The Company is in compliance with all of its regulatory requirements at June 30, 2010.

Note 14 – Employee Stock-Based Compensation and Savings Plans

Stock-based compensation expense is included within Compensation and benefits in the condensed consolidated income statements and totaled $0.5 million and $0.6 million for the three months ended June 30, 2010 and 2009, and $1.4 million and $1.5 million for the nine months ended June 30, 2010 and 2009, respectively.

Stock Option Plans

The Company sponsors a stock option plan for its directors, officers, employees and consultants. At June 30, 2010, 734,177 shares were authorized for future grant under this plan. Awards that expire or are canceled generally become available for issuance again under the plan. We settle stock option exercises with newly issued shares of common stock.

Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

	Nine Months Ended June 30,
	2010	2009
Expected stock price volatility	85%	71%
Expected dividend yield	0%	0%
Risk free interest rate	1.46%	1.66%
Average expected life (in years)	2.80	2.80

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

The following is a summary of stock option activity through June 30, 2010:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2009	782,504	1,616,654	$19.91	4.58	$8.7

Granted	(55,327)	55,327	$15.29
Exercised		(134,379)	$6.17
Forfeited	7,000	(35,024)	$37.23
Expired	—	(2,655)	$18.64

Balances at June 30, 2010	734,177	1,499,923	$20.57	4.04	$6.9

Exercisable at June 30, 2010		1,000,666	$26.42	3.99	$3.1

The total compensation cost not yet recognized for non-vested awards of $1.3 million at June 30, 2010 has a weighted-average period of 3.13 years over which the compensation expense is expected to be recognized.

Restricted Stock Plan

The Company sponsors a restricted stock plan for its directors, officers and employees. At June 30, 2010, 435,815 shares were authorized for future grant under our restricted stock plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company settles restricted stock with newly issued shares of common stock.

The following is a summary of restricted stock activity through June 30, 2010:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2009	552,449	163,528	$12.99	2.68	$2.7

Granted	(116,634)	116,634	$16.08
Vested		(41,343)	$17.40

Balances at June 30, 2010	435,815	238,819	$13.74	2.34	$3.8

The total compensation cost not yet recognized of $2.4 million at June 30, 2010 has a weighted-average period of 2.34 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.

Savings Plans

Effective December 31, 2009, the Company has discontinued its Savings Incentive Match Plan for Employees IRA (“SIMPLE IRA”), which allowed participating U.S. employees of International Assets Holding Corporation to contribute up to 100% of their salary, but not more than statutory limits. The Company contributed a dollar for each dollar of a participant’s contribution to this plan, up to a maximum contribution of 3% of a participant’s earnings.

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

Note 15 – Defined Benefit Retirement Plan

As a result of its acquisition of FCStone, the Company has two noncontributory retirement plans, which are defined benefit plans that cover certain employees, and which were frozen to new employees prior to the acquisition. No additional benefits will be accrued for active participants under the plan. The Company’s funding policy as it relates to the plans is to fund amounts that are intended to provide for benefits attributed to service to date. The Company contributed $5.9 million to the plans during the nine months ended June 30, 2010, and expects to contribute an additional $0.4 million to the plans prior to September 30, 2010.

Net periodic pension cost for the three and nine months ended June 30, 2010 for the defined benefit plans consist of the following components:

	Three Months Ended June 30, 2010	Nine Months Ended June 30, 2010
Interest cost	0.5	1.5
Less expected return on plan assets	(0.4)	(1.2)

Net periodic pension cost	$0.1	$0.3

Note 16 – Acquisitions

On April 1, 2010, the Company entered into a Stock Purchase Agreement to purchase Risk Management Incorporated and RMI Consulting, Inc. (the “RMI Companies”). The transaction, which is not considered significant, was also closed on April 1, 2010. Under terms of the Purchase Agreement, the Company acquired all the outstanding capital stock of the RMI Companies. The purchase price for the shares consisted of an initial payment of $6.0 million, and three contingent payments which will be based on the combined net income of the RMI Companies for each of the three years after the closing. The estimated total purchase price, including contingent consideration, is approximately $16.7 million.

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

The Company has made a preliminary allocation of the purchase costs among identified intangible assets, with determinable useful lives, intangible assets with indefinite lives and goodwill. The Company is in the process of finalizing third-party valuations of the intangible assets and contingent liabilities. Purchase costs allocated to intangible assets with determinable useful lives are amortized over the remaining useful lives of the assets. The preliminary intangible assets and goodwill recognized in this transaction were assigned to the Consulting and Risk Management (“C&RM”) segment. The intangible assets recognized include customer relationships of $8.0 million (20 year useful life); software programs and platforms of $0.8 million (5 year useful life) and trade name of $1.2 million (indefinite useful life). Amortization related to the intangible assets was $0.1 million for the three months ended June 30, 2010. The goodwill is calculated as the excess of the fair value of the consideration transferred over the fair value of the identified net assets acquired and liabilities assumed. Purchase costs were allocated to goodwill of approximately $6.7 million.

Under the terms of the purchase agreements, the Company has obligations to pay additional consideration if specific conditions and earnings targets are met, as described above. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration will be recognized as a contingent liability as of the acquisition date. The acquisition date fair value of additional consideration is estimated to be approximately $10.7 million. The amount recorded represents the fair value of expected consideration to be paid based on the Company’s forecasted sales during the three year period and a discount rate being applied to those future payments. At the end of each reporting period after the acquisition date, the contingent payment will be remeasured to its fair value, with changes in fair value recorded in earnings. The Company’s consolidated financial statements include the operating results of the RMI Companies from the date of acquisition.

Note 17 – Discontinued Operations

On May 8, 2009, the Company agreed to sell its partnership interest in INTL Consilium, LLC (“INTL Consilium”), effective April 30, 2009. The results of INTL Consilium, which were previously included within the asset management segment, are included within discontinued operations on the condensed consolidated income statements for all periods presented.

Effective May 1, 2010, the Company sold its interest in INTL Capital Limited (“INTL Capital”) to an independent third party for a purchase price equal to book value. The subsidiary operated an asset management business in Dubai. The results of operations for INTL Capital, which were previously included within the other segment, are included within discontinued operations on the condensed consolidated income statements for all periods presented. For the three and nine months ended June 30, 2010, the Company recorded a loss, net of tax, related to INTL Capital of $0.3 million and $0.7 million, respectively, within discontinued operations.

At December 31, 2009, the Company owned 80% of the shares outstanding of Agora-X, LLC (“Agora”) and the Company’s condensed consolidated balance sheet and income statement at December 31, 2009, reflected the Company’s consolidation of Agora. On February 12, 2010 the Company and NASDAQ OMX (“NASDAQ”), the noncontrolling interest holder prior to this purchase transaction, signed a restructuring agreement, effective January 1, 2010, whereby NASDAQ acquired an additional 65% interest in Agora in exchange for an investment of $6.6 million. In accordance with the Consolidation Topic of the ASC, since the Company no longer had a controlling financial interest, it deconsolidated the subsidiary with effect from the date of the agreement. The Company had retained a 15% noncontrolling ownership interest in Agora. The Company recorded its retained 15% noncontrolling interest under the equity method, in accordance with the guidance in the Investments – Equity Method and Joint Ventures Topic of the ASC.

On June 10, 2010, the board of directors of Agora agreed to discontinue the operations of the entity. In evaluating the fair value of the Company’s investment in Agora, during the third quarter of fiscal year 2010, it was determined that its carrying value would no longer be recoverable and was in fact impaired. The Company wrote down its investment in Agora to zero, which resulted in a $0.5 million impairment charge. Since the discontinuation of operations of Agora occurred within the one year assessment period, beginning with the Company’s loss of controlling interest, the Company determined that Agora had met the criteria established with the guidance in the Presentation of Financial Statements – Discontinued Operations Topic of the ASC for reporting discontinued operations. In accordance with the guidance, the results of Agora, including the Company’s 15% share of the losses and impairment charge for the remaining investment in Agora from January 1, 2010 through June 30, 2010, are included within discontinued operations, net of tax, on the condensed consolidated income statements for the three and nine months ended June 30, 2010. For the three months ended June 30, 2010, the Company recorded a pre-tax loss and a loss, net of tax, related to Agora of $0.6 million and $0.8 million, respectively, within discontinued operations. For the nine months ended June 30, 2010, the Company recorded revenues, a pre-tax gain and a gain, net of tax, related to Agora of $3.5 million, $1.9 million and $12 thousand, respectively, within discontinued operations. The results of Agora were previously included within the other segment.

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

To conform to the current segment presentation, the Company has reclassified certain prior period amounts. The condensed consolidated income statements of the Company for the three and nine months ended June 30, 2009 reflect the results of the Company prior to the FCStone transaction, as reclassified to conform to the current presentation. Segment results include allocated intersegment interest charges.

Commodity and Risk Management Services (“C&RM”)

The Company serves its commercial customers through its force of 119 risk management consultants with a high value added service that differentiates us from other competitors and maximizes the opportunity to retain customers. The Integrated Risk Management Program (“IRMP”) involves providing customers with commodity risk management consulting services that are designed to develop a customized long term hedging program to help them mitigate their exposure to commodity price risk and maximize the amount and certainty of their operating profits. Customers are assisted in the execution of their hedging strategies through the Company’s exchange-traded futures and options clearing and execution operations and through access to more customized alternatives provided by the OTC trading desk. Generally, customers direct their own trading activity and risk management consultants do not have discretionary authority to transact trades on behalf of customers. When transacting OTC contracts with customers, the Company may offset the customer’s transaction simultaneously with one of its trading counterparties. Alternatively, the OTC trade desk will accept a customer transaction and offset that transaction with a similar but not identical position on the exchange. These unmatched transactions are intended to be short-term in nature and are conducted to facilitate the most effective transaction for customers.

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

The Company also originates, structures and places a wide array of emerging market debt instruments in the international and domestic capital markets. These instruments include complex asset backed securities, unsecured bond and loan issues, negotiable notes and other trade-related debt instruments used in cross-border trade finance. On occasions the Company may invest its own capital in debt instruments before selling them. It also actively trades in a variety of international debt instruments.

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

Information concerning operations in these segments of business is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2010	2009	2010	2009

Total revenues:
Commodity and risk management services	$14,151.9	$7,610.6	$31,119.3	$33,536.6
Foreign exchange	11.8	10.8	35.8	23.9
Securities	4.2	6.9	14.6	33.9
Clearing and execution services	16.9	—	47.5	—
Other	7.4	1.2	18.0	2.4
Corporate unallocated	0.1	0.5	(1.2)	(1.3)

Total	$14,192.3	$7,630.0	$31,234.0	$33,595.5

Operating revenues:
Commodity and risk management services	$42.7	$3.5	$99.6	$18.3
Foreign exchange	11.8	10.8	35.8	23.9
Securities	4.2	6.9	14.6	33.9
Clearing and execution services	16.9	—	47.5	—
Other	2.4	1.2	6.8	2.4
Corporate unallocated	0.1	0.5	(1.2)	(1.3)

Total	$78.1	$22.9	$203.1	$77.2

Net contribution (loss):
(Revenues less cost of sales, clearing and related expenses, variable bonus compensation and bad debt expense):
Commodity and risk management services	$27.3	$2.0	$58.8	$10.7
Foreign exchange	6.7	7.3	21.0	16.1
Securities	1.7	3.8	7.4	19.8
Clearing and execution services	4.0	—	7.8	—
Other	1.9	1.0	5.5	0.4

Total	$41.6	$14.1	$100.5	$47.0

Net segment income (loss):
(Operating revenues less interest expense and direct costs allocated to segments):
Commodity and risk management services	$18.8	$0.3	$36.2	$4.5
Foreign exchange	5.2	6.1	16.4	12.6
Securities	0.2	2.5	3.1	17.1
Clearing and execution services	(0.5)	—	0.5	—
Other	1.3	0.6	3.3	(1.0)

Total	$25.0	$9.5	$59.5	$33.2

Reconciliation of segment income (loss) to income (loss) from operations before tax:
Net contribution allocated to segments	$25.0	$9.5	$59.5	$33.2
Costs not allocated to operating segments	11.6	4.3	36.9	16.0

Income (loss) from operations, before tax	$13.4	$5.2	$22.6	$17.2

	As of June 30, 2010	As of September 30, 2009
Total assets:
Commodity and risk management services	$670.8	$699.4
Foreign exchange	88.8	38.4
Securities	42.1	50.3
Clearing and execution services	640.7	708.7
Other	23.2	23.3
Corporate unallocated	53.0	35.6

Total	$1,518.6	$1,555.7

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

During the three months ended December 31, 2009, management revised the estimate of state tax allocations resulting in a reduction in the consolidated effective state tax rate. As a result, the net deferred tax assets decreased by $3.4 million, including a change in estimate related to the valuation of state net operating loss carryforwards. The Company’s change in estimate was the result of a change in revenue apportionment factors in certain jurisdictions due to recent integration initiatives completed subsequent to the filing of the fiscal year ended September 30, 2009 financial statements. These changes will allow the Company to file certain state income tax returns on a combined or consolidated basis. Typically, changes within the measurement period that result from new information about facts and circumstances that existed at the acquisition date are recognized through a corresponding adjustment to goodwill. However, in the absence of goodwill recorded in connection with this transaction, the $3.4 million decrease in net deferred tax assets has been reported as an extraordinary loss in the consolidated income statement for the nine months ended June 30, 2010. During January 2010, the Company paid $1.2 million in additional consideration related to a pre-acquisition contingency that has been reported as a $0.8 million extraordinary loss, net of taxes, in the consolidated income statement for the nine months ended June 30, 2010.

During the three months ended June 30, 2010, the Company identified an accounting error related to the recording of goodwill in the amount of $0.8 million, net of tax that occurred solely within the first quarter of 2010. The error arose due to the incorrect interpretation and application of authoritative accounting literature related to accounting for pre-acquisition contingencies. The Company has evaluated materiality under the guidance of SEC Staff Accounting Bulletin No. 99, Materiality, and considered relevant qualitative and quantitative factors. Based on this analysis, the Company has corrected the error through the recognition of a purchase price adjustment in the amount of $0.8 million, net of tax, reported as an extraordinary loss in the consolidated income statement for the three months ended June 30, 2010, and a corresponding $0.8 million, net of tax decrease in goodwill and intangible assets reported on the consolidated balance sheet at June 30, 2010. The Company’s analysis supports the conclusion that this error is not material to that quarter or any prior periods impacted by the error.

Note 20 – Subsequent Events

On July 2, 2010, FCStone, a wholly owned subsidiary of the Company, entered into a Purchase Agreement with Hanley Group Holdings, LLC; HGC Trading, LLC; HGC Asset Management, LLC; HGC Advisory Services, LLC; Hanley Alternative Trade Group, LLC; HGC Office Services, LLC; George P. Hanley; George P. Hanley Trust and George P. Hanley GRAT (the Hanley Companies or the Seller). The Hanley Companies are engaged in the business of acting as market makers and dealers in exchange traded options and futures on soft commodities; executing and trading derivatives on soft commodities in the over the counter market; and providing related advisory services.

Under the terms of the Purchase Agreement, FCStone has agreed to acquire all of the outstanding membership interests in the Hanley Companies. The purchase price for the interests will be an amount equal to the sum of the following: (1) an initial payment to be made at the closing of $7.5 million; (2) two payments to be made within sixty days of the closing equal in aggregate to the audited adjusted net asset value (the Adjusted NAV) of the Hanley Companies as of June 30, 2010; (3) three additional payments equal to 15% of the adjusted earnings before interest and taxes (the Adjusted EBIT) of the soft commodities derivatives business of the Hanley Companies and FCStone Trading LLC (the “Derivatives Division ”) for each twelve month period during the three year period commencing on July 1, 2010, subject to an annual limit of $7 million and an overall maximum of $12.5 million; and (4) a final payment based on the cumulative Adjusted EBIT of the Derivatives Division for the three year period commencing on July 1, 2010. In the event that the cumulative Adjusted EBIT equals or exceeds $100 million, then the final EBIT Payment will be equal to $10 million. In the event that the cumulative Adjusted EBIT is greater than $80 million, but less than $100 million, then the final EBIT Payment will be equal to the product of: (A) $10 million, and (B) a fraction, the numerator of which is the amount by which the cumulative Adjusted EBIT exceeds $80 million, and the denominator of which is $20 million.

At the closing under the Purchase Agreement, the Company and the Seller will also enter into an option agreement (the Option Agreement), pursuant to which the Seller will have the right to elect, in its discretion, to receive up to thirty percent (30%) of the final EBIT Payment in the form of restricted shares of the common stock of the Company. The Option may be exercised by the Seller at any time during the twenty day period commencing on June 30, 2013. The option price will be equal to the greater of: (i) $16.00 per share, or (ii) seventy five percent (75%) of the fair market value of the common stock of the Company as of June 30, 2013. The maximum number of restricted shares issuable upon the exercise of the Option is 187,500 shares. The restricted shares will be subject to restrictions on transfer which will lapse at the rate of one-third per year over the three year period commencing on June 30, 2013.

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

FCStone Transaction

On September 30, 2009, International Assets Holding Corporation completed its acquisition of FCStone Group, Inc. (“FCStone”) pursuant to the merger of FCStone Group, Inc. and a wholly owned subsidiary of International Assets Holding Corporation. The acquisition of FCStone was effective on September 30, 2009, the last day of the previous fiscal year, which means that the condensed consolidated income statements of the Company for the three and nine months ended June 30, 2009 reflect the results of INTL as it existed before the transaction, while the condensed consolidated balance sheet at September 30, 2009 and June 30, 2010 and the condensed consolidated income statements for the three and nine months ended June 30, 2010 reflect the financial condition and results of INTL after the FCStone transaction.

Recent Legislation Affecting the Financial Services Industry

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act contains a variety of provisions designed to regulate financial markets, including credit and derivatives transactions. Many aspects of the Dodd-Frank Act are subject to rulemaking that will take effect over several years, thus making it difficult to assess the impact of the statute on the financial industry, including the Company, at this time. The Company will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act and expects to adapt successfully to any new applicable legislative and regulatory requirements.

Principal Activities

INTL forms a financial services group employing 641 people in offices in eleven countries. The Company’s services include comprehensive risk management advisory services for commercial customers; execution of listed futures and option contracts on all major exchanges; structured over-the-counter (“OTC”) products in a wide range of commodities; physical trading and hedging of precious and base metals and select other commodities; trading of more than 130 foreign currencies; market-making in international equities; debt origination and asset management.

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

To conform to current segment presentation, the Company has reclassified certain prior period balances. The condensed consolidated income statements of the Company for the three and nine months ended June 30, 2009 reflect the results of the Company prior to the FCStone transaction, as reclassified to conform to the current segment presentation.

Commodity and Risk Management Services (“C&RM”)

The Company serves its commercial customers through its force of 119 risk management consultants with a high value added service that differentiates us from other competitors and maximizes the opportunity to retain customers. The Integrated Risk Management Program (“IRMP”) involves providing customers with commodity risk management consulting services that are designed to develop a customized long term hedging program to help them mitigate their exposure to commodity price risk and maximize the amount and certainty of their operating profits. Customers are assisted in the execution of their hedging strategies through the Company’s exchange-traded futures and options clearing and execution operations and through access to more customized alternatives provided by the OTC trading desk. Generally, customers direct their own trading activity and risk management consultants do not have discretionary authority to transact trades on behalf of customers. When transacting OTC contracts with a customer, the Company may offset the customer’s transaction simultaneously with one of its trading counterparties. Alternatively, the OTC trade desk will accept a customer transaction and offset that transaction with a similar but not identical position on the exchange. These unmatched transactions are intended to be short-term in nature and are conducted to facilitate the most effective transaction for customers.

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

Executive Summary

During the first nine months of fiscal year 2010 many of the Company’s businesses were constrained by the effect of historically low interest rates and the diminished level of global business activity. While interest rates continued to affect the business during the three months ended June 30, 2010, commercial client volumes have strengthened compared with the levels experienced in the first six months of the fiscal year. The Company was able to preserve bottom line profitability in spite of these difficult economic conditions due to the maintenance of key commercial relationships and a flexible cost structure.

In the three and nine months ended June 30, 2010, decreased levels of activity in our equities and debt capital markets businesses and exchange traded clearing business limited the profitability in our Securities and CES segments, while the increased activity with our commercial client base has benefited our C&RM and Foreign Exchange segments. While customer assets on deposit increased in the third quarter, historically low short term interest rates constrained the level of interest income recognized during both the quarter and year to date periods. Customer volumes in the foreign exchange business continue to grow with the addition of new customers in the treasury and global payments area most notably from financial institutions. These gains were partially offset by a narrowing of spreads in the currencies in which we transact.

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

Under “Adjusted Non-GAAP Data” in the tables below are the Company’s adjusted operating revenues, adjusted net income and adjusted shareholders’ equity, which have been adjusted to reflect the marked-to-market differences in the Company’s commodities business during each period (in the case of operating revenues and net income) and the cumulative differences (in the case of shareholders’ equity). The Company has also included the estimated tax liability which would have been incurred as a result of these adjustments, utilizing a blended tax rate of 37.5%.

The Company determines the fair value of physical commodities inventory on a marked-to-market basis by applying quoted market prices to the inventory owned by the Company on the balance sheet date. In the Company’s precious metals business, the Company obtains the closing COMEX nearby futures price for the last business day of the month and then adjusts that price to reflect an exchange for physical transaction, utilizing bids obtained from one or more market participants. In the Company’s base metals business, for copper inventory, the Company obtains the closing COMEX or LME nearby futures price and then adjusts that price to reflect any freight charges to the relevant delivery point. For the Company’s lead inventory, the Company obtains the closing LME nearby futures month price and then adjusts that price to reflect any tolling and freight charges to the relevant delivery point. If valued as fair value assets under GAAP, our physical commodities inventory would be classified as level 2 assets.

Adjusted Non-GAAP Financial Information (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except ratio)	2010	2009	2010	2009
U.S. GAAP Data:
Operating revenues	$78.1	$22.9	$203.1	$77.2
Income from operations, before tax	$13.4	$5.2	$22.6	$17.2
Net income attributable to International Assets Holding Corporation common shareholders	$6.7	$3.6	$9.9	$10.9
Shareholders’ equity	$251.8	$84.2	$251.8	$84.2

Adjusted Non-GAAP Data (Unaudited):
Data adjusted (on a marked to market basis):
Operating revenues as stated above	$78.1	$22.9	$203.1	$77.2
Marked-to-market adjustment	(5.6)	1.0	(4.8)	2.8

Adjusted operating revenues, marked to market	$72.5	$23.9	$198.3	$80.0

Income from operations, before tax as stated above	$13.4	$5.2	$22.6	$17.2
Marked-to-market adjustment	(5.6)	1.0	(4.8)	2.8

Adjusted income from operations, before tax	$7.8	$6.2	$17.8	$20.0

Net income attributable to International Assets Holding Corporation common shareholders as stated above	$6.7	$3.6	$9.9	$10.9
Marked-to-market adjustment	(5.6)	1.0	(4.8)	2.8
Tax effect at blended rate of 37.5%	2.1	(0.4)	1.8	(1.0)

Adjusted net income attributable to International Assets Holding Corporation common shareholders	$3.2	$4.2	$6.9	$12.7

Shareholders’ equity as stated above	$251.8	$84.2
Cumulative marked-to-market adjustment	6.2	6.9
Tax effect at blended rate of 37.5%	(2.3)	(2.6)

Adjusted shareholders’ equity (non-GAAP)	$255.7	$88.5

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

Results of Operations

Set forth below is the Company’s discussion of the results of its operations, as viewed by management, for the three and nine months ended June 30, 2010 and 2009, respectively. The quarters will be referred to in this discussion as “Q3 2010” and “Q3 2009”, and the nine month periods as “YTD 2010” and “YTD 2009”. This discussion refers to both U.S. GAAP results and adjusted marked-to-market information, in accordance with the information presented above under the heading ‘Adjusted Non-GAAP Financial Information’. For the Foreign Exchange, Securities, Clearing and Execution Services and Other segments, there are no differences between the U.S. GAAP results and the adjusted marked-to-market results. Only the Commodity and Risk Management Services segment has differences between the U.S. GAAP results and the adjusted marked-to-market results. This means that there are differences between the U.S. GAAP basis and the non-GAAP basis numbers for total operating revenues, total contribution and net income. Please note that any term below that contains the word ‘adjusted’ refers to non-GAAP, marked-to-market information.

The discussion below relates only to continuing operations. All revenues and expenses relating to discontinued operations have been removed from disclosures of total revenues and expenses in all periods and are reflected in a net discontinued operations number.

Financial Overview (Unaudited)

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2010	% Change	2009	2010	% Change	2009
Operating revenues	$78.1	241%	$22.9	$203.1	163%	$77.2
Marked-to-market adjustment (Non-GAAP)	(5.6)	n/m	1.0	(4.8)	n/m	2.8

Adjusted operating revenues (non-GAAP)	72.5	203%	23.9	198.3	148%	80.0
Interest expense	2.7	69%	1.6	7.5	21%	6.2

Adjusted net revenues (non-GAAP)	69.8	213%	22.3	190.8	159%	73.8
Non-interest expenses	62.0	285%	16.1	173.0	222%	53.8

Adjusted income from operations, before tax (non-GAAP)	$7.8	26%	$6.2	$17.8	(11)%	$20.0

Reconciliation of net revenues from GAAP to adjusted, non-GAAP numbers:
Net revenues	$75.4		$21.3	$195.6		$71.0
Marked-to-market adjustment (Non-GAAP)	(5.6)		1.0	(4.8)		2.8

Adjusted net revenues (non-GAAP)	$69.8		$22.3	$190.8		$73.8

Reconciliation of income from operations, before tax from GAAP to adjusted, non-GAAP numbers:
Income before income tax and minority interest	$13.4		$5.2	$22.6		$17.2
Marked-to-market adjustment (Non-GAAP)	(5.6)		1.0	(4.8)		2.8

Adjusted income from operations, before tax (non-GAAP)	$7.8		$6.2	$17.8		$20.0

Q3 2010 Operating Revenues vs. Q3 2009 Operating Revenues

The acquisition of FCStone was completed on September 30, 2009, therefore the results of FCStone are reflected in the results of operations for the Company for the three months ended June 30, 2010, but are not reflected in the three months ended June 30, 2009.

The Company’s operating revenues under U.S. GAAP for Q3 2010 and Q3 2009 were $78.1 million and $22.9 million, respectively. This 241% increase in operating revenue was primarily a result of the FCStone acquisition. The operations of FCStone contributed $50.5 million in operating revenues for Q3 2010. For the three months ended May 31, 2009, FCStone reported total revenues of $57.5 million. There were increases in operating revenues of 1,120% in the C&RM segment and 9% in the Foreign Exchange segment, partially offset by a decrease of 39% in the Securities segment. The CES segment which consists entirely of revenues from FCStone contributed $16.9 million in operating revenues in Q3 2010, while the Other segment contributed $2.4 million in operating revenues compared to $1.2 million in Q3 2009.

Operating revenues increased in C&RM in Q3 2010 with both exchange traded and OTC volumes increasing in the soft commodities business over the prior year period. Additionally, our precious metals business was affected by increased demand in both Singapore and Dubai, and our base metals business benefited from the effect of higher base metals prices. Operating revenues in the Foreign Exchange segment in Q3 2010 were affected by the narrowing of spreads in the global payments business, partially offset by an increase in the number of transactions handled. Operating revenues in the Securities segment in Q3 2010 were affected by continued low levels of volume and volatility, and had an adverse effect on our international equities market-making business. Operating revenues in the CES segment in Q3 2010 were constrained by continued low short term interest rates, despite an increase in customer deposits, and adversely affected by lower exchange traded volumes. While the lack of demand and risk intolerance caused by the global financial crisis continues to adversely affect our debt arrangement and placement business, the acquisition effective April 2009 of Compania Inversora Bursatil S.A. Sociedad de Bolsa (“CIBSA”) in Argentina has increased our debt trading revenues. See the segmental analysis below for additional information on activity in each of the segments.

Operating revenues for Q3 2010 include a mark-to-market gain of $1.1 million on interest rate swaps entered into during the quarter to manage a portion of our aggregate interest rate position.

The Company’s adjusted operating revenues were $72.5 million in Q3 2010, compared with $23.9 million in Q3 2009, an increase of $48.6 million. The only difference between operating revenues and adjusted operating revenues, a non-GAAP measure, is the gross marked-to-market adjustment of ($5.6) million and $1.0 million for Q3 2010 and Q3 2009, respectively. The gross marked-to-market adjustment only affects the adjusted operating revenues in the C&RM segment. Adjusted operating revenues are identical to operating revenues in all other segments.

YTD 2010 Operating Revenues vs. YTD 2009 Operating Revenues

The acquisition of FCStone was completed on September 30, 2009. As a result, the operating revenues of FCStone are reflected in the results of operations for the Company for the nine months ended June 30, 2010, but are not reflected in the nine months ended June 30, 2009.

The Company’s operating revenues under U.S. GAAP for YTD 2010 and YTD 2009 were $203.1 million and $77.2 million, respectively. This 163% increase in operating revenue was primarily a result of the FCStone acquisition. The operations of FCStone contributed $135.8 million in operating revenues for YTD 2010. For the nine months ended May 31, 2009, FCStone reported total revenues of $199.7 million. There were increases in operating revenues of 444% in the C&RM segment and 50% in the Foreign Exchange segment, partially offset by a decrease of 57% in the Securities segment. The CES segment which consists entirely of revenues from FCStone operations contributed $47.5 million in operating revenues in YTD 2010, while the Other segment contributed $6.8 million in operating revenues compared to $2.4 million in YTD 2009.

While operating revenues increased in C&RM in YTD 2010, our soft commodities business was affected by a decrease in over-the-counter business from the prior year period which had benefited from the de-leveraging in the commodities markets. Exchange traded contract volumes increased over the prior year period, primarily in the agricultural commodities. Additionally, our precious metals business was affected by elevated prices, which constrained volumes and customer activity, and our base metals business was affected increased customer demand and wider spreads which augmented trading profits. Operating revenues in the Foreign Exchange segment in YTD 2010 were affected by narrower spreads, despite an increase in customer trade volumes, primarily with financial institutions. Operating revenues in the Securities segment in YTD 2010 were affected by low levels of volume and volatility in the international equities markets, which had reached unprecedented levels in YTD 2009. Operating revenues in the CES segment in YTD 2010 were constrained by continued low short term interest rates, despite an increase in customer deposits, and adversely affected by a trading loss on positions acquired from an under-margined clearing customer. While the lack of demand and risk intolerance caused by the global financial crisis continues to adversely affect our debt arrangement and placement business, the acquisition effective April 2009 of CIBSA in Argentina has increased our debt trading revenues. See the segmental analysis below for additional information on activity in each of the segments.

The Company’s adjusted operating revenues were $198.3 million in YTD 2010, compared with $80.0 million in YTD 2009, an increase of $118.3 million. The only difference between operating revenues and adjusted operating revenues, is the gross marked-to-market adjustment of ($4.8) million and $2.8 million, for YTD 2010 and YTD 2009, respectively. The gross marked-to-market adjustment only affects the adjusted operating revenues in the C&RM segment. Adjusted operating revenues are identical to operating revenues in all other segments.

Q3 2010 Interest expense vs. Q3 2009 Interest expense

Interest expense: Interest expense increased from $1.6 million for Q3 2009 to $2.7 million for Q3 2010. Excluding interest expense in the FCStone operations of $0.7 million, interest expense increased by $0.4 million, or 25%, as a result of increased average borrowings. In mid-2008 the Company entered into two three-year interest rate swaps for a total of $100 million. These were designated as cash flow hedges. The Company discontinued hedge accounting for one of the swaps during the quarter, which resulted in reclassifying a portion of the deferred loss to earnings during the period. See Note 7 to the condensed consolidated financial statements for further information. The Company pays a fixed 3.66% (on average), and receives a variable rate equal to one-month LIBOR. One-month LIBOR was lower than the fixed rate of 3.66% paid by the Company for much of Q3 2010, resulting in a net interest expense on the swaps. The effective portion of the change in cash flows from the hedge of the remaining forecasted payments during Q3 2010 had the effect of increasing the Company’s reported interest expense by $0.5 million.

YTD 2010 Interest expense vs. YTD 2009 Interest expense

Interest expense: Interest expense increased by 21% from $6.2 million in YTD 2009 to $7.5 million in YTD 2010. Excluding interest expense in the FCStone operations of $2.3 million, interest expense declined $1.0 million, or 16% as a result of decreased average borrowings and lower interest rates. The effective portion of the change in cash flows from the hedge of the remaining forecasted payments (referred to in the paragraph above) during YTD 2010 had the effect of increasing the Company’s reported interest expense by $1.7 million.

Non-interest expenses

The following table shows a summary of our non-interest expenses.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2010	% Change	2009	2010	% Change	2009
NON-INTEREST EXPENSES
Compensation and benefits	$25.9	178%	$9.3	$73.0	131%	$31.6
Clearing and related expenses	17.8	324%	4.2	51.7	298%	13.0
Other non-interest expenses
- Communication and data services	2.7	350%	0.6	7.9	427%	1.5
- Introducing broker commissions	5.2	n/m	—	14.1	n/m	—
- Occupancy and equipment rental	1.5	400%	0.3	4.5	463%	0.8
- Professional fees	2.0	300%	0.5	5.6	273%	1.5
- Depreciation and amortization	0.4	100%	0.2	0.8	33%	0.6
- Bad debts and impairments	2.0	n/m	—	2.3	21%	1.9
- Other expense	4.5	350%	1.0	13.1	352%	2.9

	18.3	604%	2.6	48.3	425%	9.2

Total non-interest expenses	$62.0	285%	$16.1	$173.0	222%	$53.8

Q3 2010 Non-Interest Expenses vs. Q3 2009 Non-Interest Expenses

Total Non-Interest Expenses: Non-interest expenses increased by 285% from $16.1 million in Q3 2009 to $62.0 million in Q3 2010. Excluding expenses in the FCStone operations of $46.1 million, non-interest expenses decreased $0.2 million, or 1%.

Compensation and Benefits: Compensation and benefits expense increased by 178% from $9.3 million to $25.9 million, and represented 42% and 58% of total non-interest expenses in Q3 2010 and Q3 2009, respectively. Total compensation and benefits were 33% of operating revenues in Q3 2010 compared to 41% in Q3 2009. The variable portion of compensation and benefits increased by 203% from $3.7 million in Q3 2009 to $11.2 million in Q3 2010, mainly as a result of the 241% increase in operating revenues compared to the prior year. The fixed portion of compensation and benefits increased 163% from $5.6 million to $14.7 million. The number of employees increased from 630 at the beginning of Q3 2010 to 641 at the end of Q3 2010, compared with 185 employees at the end of Q3 2009 primarily as a result of the FCStone acquisition.

Clearing and Related Expenses: Clearing and related expenses increased by 324% from $4.2 million in Q3 2009 to $17.8 million in Q3 2010. This increase was primarily driven by the Company’s addition of the CES segment, as a result of the FCStone acquisition, and increased clearing costs in CIBSA, acquired in April 2009. This increase was partially offset by a significant decline in clearing costs in the Securities segment related to the lower volumes in the international equities business.

Other Non-Interest Expenses: Other non-interest expenses increased by 604% from $2.6 million in Q3 2009 to $18.3 million in Q3 2010. The operations of FCStone contributed $14.4 million in other non-interest expenses in Q3 2010. Other non-interest expenses include bad debt expense, net of $2.0 million. During Q3 2010, FCStone recorded a charge to bad debt expense of approximately $2.3 million related to a disputed trade that was “given-up” to FCStone by another futures commission merchant (the “FCM”) for a customer that held an account with us. Despite expressly informing the FCM that the Company would not accept the “give-up” trade, the “give-up” trade was submitted through the electronic clearing process and erroneously cleared by FCStone, generating a deficit in the customer’s trading account. The customer lacked the financial capacity to cover the account deficit, and FCStone has filed a complaint and is seeking legal relief through arbitration against the FCM to have the “give-up” transaction rescinded, with an award of appropriate damages.

Provision for Taxes: The effective income tax rate on a U.S. GAAP basis was 36% in Q3 2010, compared with 26% in Q3 2009. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Non-controlling Interest: This represents the non-controlling interests in INTL Gainvest Capital Uruguay S.A. During February 2009, the Company acquired the 50% interest held by our joint venture partner in INTL Commodities DMCC, making this company a wholly-owned subsidiary for all of Q3 2010. During Q1 of 2010, the Company discontinued and began the process of effecting an orderly liquidation of its joint venture, INTL Sieramet, LLC.

Loss (Income) from Discontinued Operations: Effective June 30, 2009, the Company discontinued the operations of Agora-X, LLC, as it was determined that its carrying value would no longer be recoverable and was in fact impaired. The current and historic results are included within discontinued operations on the condensed consolidated income statements with effect from the December 31, 2009 quarter. Effective April 30, 2009, the Company sold its interest in INTL Consilium, LLC, whose current and historic results are included within discontinued operations on the condensed consolidated income statements with effect from the June 30, 2009 quarter. There was a loss of $1.1 million from discontinued operations, net of taxes for Q3 2010 and a loss of $0.2 million, net of taxes, for Q3 2009.

YTD 2010 Non-Interest Expenses vs. YTD 2009 Non-Interest Expenses

Total Non-Interest Expenses: Non-interest expenses increased by 222% from $53.8 million in YTD 2009 to $173.0 million in YTD 2010. Excluding expenses in the FCStone operations of $125.4 million, non-interest expenses decreased $6.2 million, or 12%.

Compensation and Benefits: Compensation and benefits expense increased by 131% from $31.6 million to $73.0 million, and represented 42% and 59% of total non-interest expenses in YTD 2010 and YTD 2009, respectively. Total compensation and benefits were 36% of operating revenues for YTD 2010 compared to 41% for YTD 2009. The variable portion of compensation and benefits increased by 113% from $15.2 million in YTD 2009 to $32.3 million in YTD 2010, mainly as a result of the increase in operating revenues as compared to the prior year. The fixed portion of compensation and benefits increased 148% from $16.4 million to $40.7 million. The number of employees increased from 625 at the beginning of fiscal year 2010 to 641 at the end of Q3 2010, compared with 185 employees at the end of YTD 2009 primarily as a result of the FCStone acquisition.

Clearing and Related Expenses: Clearing and related expenses increased by 298% from $13.0 million in YTD 2009 to $51.7 million in YTD 2010. This increase was primarily driven by the Company’s addition of the CES segment, as a result of the FCStone acquisition, and increased clearing costs in CIBSA, acquired in April 2009. This increase was primarily offset by a significant decline in clearing costs in the Securities segment related to the lower volumes in the international equities business.

Other Non-Interest Expenses: Other non-interest expenses increased by 425% from $9.2 million in YTD 2009 to $48.3 million in YTD 2010. The operations of FCStone contributed $35.8 million in other non-interest expenses in Q3 2010. Other non-interest expenses include bad debt expense, net of $1.6 million, primarily related to the disputed trade “given-up” to FCStone causing a customer deficit, as discussed above, and an impairment charge of $0.7 million related to the Company’s investment in INTL Sieramet in Q1 2010.

Provision for Taxes: The effective income tax rate on a U.S. GAAP basis was 36% in YTD 2010, compared with 28% in YTD 2009. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Non-controlling Interest: This represents the non-controlling interests in INTL Gainvest Capital Uruguay S.A. for the nine months ended June 30, 2010. During February 2009, the Company acquired the 50% interest held by our joint venture partner in INTL Commodities DMCC, making this company a wholly-owned subsidiary for all of Q3 2010. During Q1 of 2010, the Company discontinued and began the process of effecting an orderly liquidation of its joint venture, INTL Sieramet, LLC. During Q2 of 2010, the Company sold its majority interest in Agora-X, LLC to its joint venture partner.

Loss (Income) from Discontinued Operations: Effective June 30, 2009, the Company discontinued the operations of Agora-X, LLC, as it was determined that its carrying value would no longer be recoverable and was in fact impaired. The current and historic results are included within discontinued operations on the condensed consolidated income statements with effect from the December 31, 2009 quarter. Effective April 30, 2009, the Company sold its interest in INTL Consilium, LLC, whose current and historic results are included within discontinued operations on the condensed consolidated income statements with effect from the June 30, 2009 quarter. There was a loss of $0.7 million from discontinued operations, net of taxes for YTD 2010, and a loss of $1.0 million for YTD 2009.

Variable vs. Fixed Expenses

	Three Months Ended June 30,
(in millions)	2010	% of Total	2009	% of Total
VARIABLE vs. FIXED EXPENSES
Variable clearing and related expenses	$17.1	28%	$4.2	26%
Variable compensation	11.2	18%	3.7	23%
Introducing broker commissions	5.2	8%	—	0%

Total variable expenses	33.5	54%	7.9	49%

Fixed expenses	26.0	42%	8.2	51%
Bad debts and impairments	2.5	4%	—	0%

Total non-variable expenses	28.5	46%	8.2	51%

Total non-interest expenses	$62.0	100%	$16.1	100%

	Nine Months Ended June 30,
(in millions)	2010	% of Total	2009	% of Total
VARIABLE vs. FIXED EXPENSES
Variable clearing and related expenses	$50.3	29%	$13.0	24%
Variable compensation	32.3	19%	15.2	28%
Introducing broker commissions	14.1	8%	—	0%

Total variable expenses	96.7	56%	28.2	52%

Fixed expenses	74.1	43%	23.7	44%
Bad debts and impairments	2.2	1%	1.9	4%

Total non-variable expenses	76.3	44%	25.6	48%

Total non-interest expenses	$173.0	100%	$53.8	100%

The Company aims to make its non-interest expenses variable to the greatest extent possible, and to keep its fixed costs as low as possible. The table above shows an analysis of the Company’s total non-interest expenses for the three and nine months ended June 30, 2010 and 2009, respectively. Variable expenses consist of clearing and related expenses, variable compensation paid to traders, bonuses paid to operational employees and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses increased from 49% in Q3 2009 to 54% in Q3 2010. As a percentage of total non-interest expenses, variable expenses increased from 52% in YTD 2009 to 56% in YTD 2010.

Segment Information

The following table shows information concerning the Company’s principal business segments.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2010	% Change	2009	2010	% Change	2009
SEGMENTAL RESULTS

Commodity & Risk Management Services (C&RM)
Operating revenues	$42.7	1,120%	$3.5	$99.6	444%	$18.3
Gross marked-to-market adjustment (non-GAAP)	(5.6)	n/m	1.0	(4.8)	n/m	2.8

Adjusted operating revenues (non-GAAP)	37.1	724%	4.5	94.8	349%	21.1
- Interest expense	2.1	425%	0.4	4.5	150%	1.8
- Variable direct expenses	13.3	1,109%	1.1	36.3	526%	5.8

Adjusted net contribution (non-GAAP)	21.7	623%	3.0	54.0	300%	13.5
- Non-variable direct expenses	8.5	400%	1.7	22.6	265%	6.2

Adjusted segment income (non-GAAP)	13.2	915%	1.3	31.4	330%	7.3

Foreign Exchange
Operating revenues	$11.8	9%	$10.8	$35.8	50%	$23.9
- Interest expense	0.2	100%	0.1	0.5	67%	0.3
- Variable direct expenses	4.9	44%	3.4	14.4	92%	7.5

Net contribution	6.7	(8)%	7.3	20.9	30%	16.1
- Non-variable direct expenses	1.5	25%	1.2	4.5	29%	3.5

Segment income	5.2	(15)%	6.1	16.4	30%	12.6

Securities
Operating revenues	$4.2	(39)%	$6.9	$14.6	(57)%	$33.9
- Interest expense	0.1	n/m	—	0.3	n/m	—
- Variable direct expenses	2.3	(26)%	3.1	6.8	(52)%	14.1

Net contribution	1.8	(53)%	3.8	7.5	(62)%	19.8
- Non-variable direct expenses	1.6	23%	1.3	4.4	63%	2.7

Segment income	0.2	(92)%	2.5	3.1	(82)%	17.1

Clearing & Execution Services (CES)
Operating revenues	$16.9	n/m	$—	$47.5	n/m	$—
- Interest expense	0.3	n/m	—	1.5	n/m	—
- Variable direct expenses	12.7	n/m	—	38.2	n/m	—

Net contribution	3.9	n/m	—	7.8	n/m	—
- Non-variable direct expenses	4.4	n/m	—	7.3	n/m	—

Segment income	(0.5)	n/m	—	0.5	n/m	—

Other
Operating revenues	$2.4	100%	$1.2	$6.8	183%	$2.4
- Interest expense	0.1	n/m	—	0.1	(92)%	1.2
- Variable direct expenses	0.4	100%	0.2	1.2	50%	0.8

Net contribution	1.9	90%	1.0	5.5	1,275%	0.4
- Non-variable direct expenses	0.6	50%	0.4	2.2	57%	1.4

Segment income	1.3	117%	0.6	3.3	n/m	(1.0)

Total Segmental Results
Operating revenues	$78.0	248%	$22.4	$204.3	160%	$78.5
Gross marked-to-market adjustment (non-GAAP)	(5.6)	n/m	1.0	(4.8)	n/m	2.8

Adjusted operating revenues (non-GAAP)	72.4	209%	23.4	199.5	145%	81.3
- Interest expense	2.8	460%	0.5	6.9	109%	3.3
- Variable direct expenses	33.6	331%	7.8	96.9	244%	28.2

Adjusted net contribution (non-GAAP)	36.0	138%	15.1	95.7	92%	49.8
- Non-variable direct expenses	16.6	261%	4.6	41.0	197%	13.8

Adjusted net segment income (non-GAAP)	$19.4	85%	$10.5	$54.7	52%	$36.0

Reconciliation of C&RM net contribution from GAAP to adjusted, non-GAAP numbers:
Total C&RM net contribution	$27.3		$2.0	$58.8		$10.7
Gross marked-to-market adjustment (non-GAAP)	(5.6)		1.0	(4.8)		2.8

C&RM adjusted net contribution (non-GAAP)	$21.7		$3.0	$54.0		$13.5

Reconciliation of C&RM segment income from GAAP to adjusted, non-GAAP numbers:
Total C&RM segment income	$18.8		$0.3	$36.2		$4.5
Gross marked-to-market adjustment (non-GAAP)	(5.6)		1.0	(4.8)		2.8

C&RM adjusted segment income (non-GAAP)	$13.2		$1.3	$31.4		$7.3

Reconciliation of total operating revenues from GAAP to adjusted, non-GAAP numbers:
Total operating revenues	$78.1		$22.9	$203.1		$77.2
Gross marked-to-market adjustment (non-GAAP)	(5.6)		1.0	(4.8)		2.8
Operating revenue not assigned to a segment	(0.1)		(0.5)	1.2		1.3

Adjusted segment operating revenues (non-GAAP)	$72.4		$23.4	$199.5		$81.3

Reconciliation of net contribution from GAAP to adjusted, non-GAAP numbers:
Total net contribution	$41.6		$14.1	$100.5		$47.0
Gross marked-to-market adjustment (non-GAAP)	(5.6)		1.0	(4.8)		2.8

Adjusted net contribution (non-GAAP)	$36.0		$15.1	$95.7		$49.8

Reconciliation of segment income from GAAP to adjusted, non-GAAP numbers:
Total net segment income	$25.0		$9.5	$59.5		$33.2
Gross marked-to-market adjustment (non-GAAP)	(5.6)		1.0	(4.8)		2.8

Adjusted net segment income (non-GAAP)	$19.4		$10.5	$54.7		$36.0

Q3 2010 vs. Q3 2009 Segmental Analysis

The net contribution of all the Company’s business segments was $41.6 million in Q3 2010, compared with $14.1 million in Q3 2009. The adjusted net contribution of all the Company’s business segments was $36.0 million in Q3 2010, compared with $15.1 million in Q3 2009. The operations of FCStone contributed $22.5 million to both net contribution and adjusted net contribution in Q3 2010.

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

Total segment income was $25.0 million in Q3 2010, compared with $9.5 million in Q3 2009. Total adjusted segment income was $19.4 million in Q3 2010, compared with $10.5 million in Q3 2009. The operations of FCStone contributed $10.9 million to both total segment income and adjusted segment income in Q3 2010.

Segment income is calculated as net contribution less certain non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational employee compensation and benefits, communication and data services, travel, professional fees and bad debt expense.

Commodity and Risk Management Services – Operating revenues under U.S. GAAP increased from $3.5 million in Q3 2009 to $42.7 million in Q3 2010. Adjusted operating revenues increased by 724% from $4.5 million in Q3 2009 to $37.1 million in Q3 2010. The operations of FCStone contributed $27.9 million to both operating revenues and adjusted operating revenues in Q3 2010.

Exchange traded and over the counter volumes and revenues increased over the year ago period in the soft commodity business, which includes primarily agricultural and energy commodities. An increase in underlying volatility in agricultural commodities, combined with significant levels of inventory which has to be marketed in advance of the new years harvest were the main drivers of the increase in exchange traded volumes. Over the counter volumes and revenues increased over the year ago period as commercial customers primarily in the agricultural commodities markets have started to implement the Company’s risk management strategies, particularly in the international markets including Brazil. While the absolute level of customer deposits has modestly increased over the year ago period, historically low short term interest rates continued to negatively affect the level of interest income earned in this segment during the three months ended June 30, 2010.

Precious metals operating revenues increased from $4.1 million in Q3 2009 to $8.1 million in Q3 2010. Precious metals adjusted operating revenues increased from $2.5 million in Q3 2009 to $5.8 million in Q3 2010. These increases were primarily a result of a significant increase in business activity in Singapore and Dubai markets.

Base metals operating revenues increased from a loss of $0.6 million in Q3 2009 to $6.7 million in Q3 2010. Base metals adjusted operating revenues increased from $2.0 million in Q3 2009 to $3.4 million in Q3 2010. Base metals operating revenues increased primarily due to the effect higher base metal prices as compared to the prior year period. Low base metals pricing in the year ago period, resulted in lower level of recycling activity in that period driving down volumes in that business.

Segment income increased from $0.3 million in Q3 2009 to $18.8 million in Q3 2010. Adjusted segment income increased from $1.3 million to $13.2 million. The operations of FCStone contributed $9.6 million to both segment income and adjusted segment income in Q3 2010.

Foreign exchange trading – Operating revenues increased by 9% from $10.8 million in Q3 2009 to $11.8 million in Q3 2010. The operations of FCStone contributed $5.4 million to operating revenues in Q3 2010. The volume of trades in the Company’s global payments business increased from the prior year period. However spreads in the currencies in which we deal narrowed from the prior year period, which had benefited from the effects of the global economic crisis. The volumes in the global payments business continued to benefit from an increase in customers consisting primarily of financial institutions and our ability to offer an electronic transaction order system to our customers.

In the third quarter of 2010, the customer speculative foreign exchange business increased slightly over prior year levels and the proprietary foreign exchange arbitrage desk experienced an increase in the level of arbitrage opportunities in the cash versus futures markets.

Segment income decreased 15% from $6.1 million to $5.2 million, with the operations of FCStone contributing $1.5 million in Q3 2010. Variable expenses expressed as a percentage of operating revenues increased from 31% to 42%, primarily as a result of the addition of the FCStone operations.

Securities – Operating revenues decreased by 39% from $6.9 million in Q3 2009 to $4.2 million in Q3 2010. Operating revenues in the equities market-marking business decreased 14% from the prior year quarter, or $0.7 million. Operating revenues in the debt capital markets business decreased from $2.0 million in Q3 2009 to break even in Q3 2010.

Operating revenues in the equities market-making business are largely dependent on overall volume and volatility, which has continued in abatement since the onset of the global financial crisis in late 2008. While overall trading volume increased over the prior year period, spreads have narrowed in the current trading environment. Equity market-making operating revenues include the trading profits earned by the Company before the related expense deduction for ADR conversion fees. These ADR fees are included in the condensed consolidated income statements as clearing and related expenses.

The debt capital markets business focuses on the arranging and placing of debt issues and asset backed securitization, and debt trading in CIBSA and in Singapore. Operating revenues declined in the current quarter primarily as a result of trading losses realized on Argentinean fixed income securities.

Segment income decreased 92% from $2.5 million to $0.2 million. Variable expenses expressed as a percentage of operating revenues increased from 45% to 55%.

Clearing and execution services – Operating revenues in the segment were $16.9 million for Q3 2010 and are primarily generated from two sources: commission and clearing fee revenues from the execution and clearing of exchange-traded futures and options contracts, and interest income derived from cash balances in our customers’ accounts.

Operating revenues were affected by continued low volatility in the exchange-traded markets as a result of the macro-economic conditions, as well as historically low short term interest rates. Exchange traded volumes were significantly lower than the prior year period, primarily as a result of the Company’s reduction in the number of high volume professional trading customers which it provided clearing services to in the current quarter.

The segment realized a $0.5 million loss for Q3 2010, primarily as a result of a $2.3 million bad debt provision. The bad debt provision related to a disputed trade that was “given-up” to FCStone by another futures commission merchant (“the FCM”) for a customer that held an account with us. Despite expressly informing the FCM that the Company would not accept the “give-up” trade, the “give-up” trade was submitted through the electronic clearing process and erroneously cleared by FCStone, generating a deficit in the customer’s trading account. The customer lacked the financial capacity to cover the account deficit, and FCStone has filed a complaint and is seeking legal relief through arbitration against the FCM to have the “give-up” transaction rescinded, with an award of appropriate damages.

Variable expenses, which are primarily clearing and related expenses, were 75% expressed as a percentage of operating revenues.

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

Operating revenues increased 100% from $1.2 million in Q3 2009 to $2.4 million in Q3 2010. The operations of FCStone contributed $0.3 million to operating revenues in Q3 2010. Assets under management at June 30, 2010 were approximately $417 million compared with approximately $707 million at June 30, 2009. Management fees increased by 25% from $0.8 million in Q3 2009 to $1.0 million in Q3 2010 as a result of an increase in rates, partially offset by the decline in assets under management.

Segment income was $1.3 million in Q3 2010 as compared to $0.6 million in Q3 2009. On May 8, 2009, the Company agreed to sell its partnership interest in INTL Consilium, LLC (“INTL Consilium”) effective April 30, 2009. The results of INTL Consilium, previously consolidated, have been treated as discontinued operations with effect from the fiscal quarter ending June 30, 2009.

YTD 2010 vs. YTD 2009 Segmental Analysis

The net contribution of all the Company’s business segments was $100.5 million in YTD 2010, compared with $47.0 million in YTD 2009. The adjusted net contribution of all the Company’s business segments was $95.7 million in YTD 2010, compared with $49.8 million in YTD 2009. The operations of FCStone contributed $55.1 million to both net contribution and adjusted net contribution in YTD 2010.

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

Total segment income was $59.5 million in YTD 2010, compared with $33.2 million in YTD 2009. Total adjusted segment income was $54.7 million in YTD 2010, compared with $36.0 million in YTD 2009. The operations of FCStone contributed $28.5 million to both total segment income and adjusted segment income for YTD 2010.

Segment income is calculated as net contribution less certain non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational employee compensation and benefits, communication and data services, travel, professional fees and bad debt expense.

Commodity and Risk Management Services – Operating revenues under U.S. GAAP increased from $18.3 million in YTD 2009 to $99.6 million in YTD 2010. Adjusted operating revenues increased by 349% from $21.1 million in YTD 2009 to $94.8 million in YTD 2010. The operations of FCStone contributed $70.2 million to both operating revenues and adjusted operating revenues in YTD 2010.

For the YTD 2010, the soft commodity business, which includes primarily agricultural and energy commodities, has been constrained by global economic conditions, however recent volatility as well as the marketing of inventories from the prior year harvest has resulted in year over year increases in exchange traded volumes. OTC volumes are still lower than the prior year period which benefited from the de-leveraging of commodity markets, however volumes have begun to increase recently particularly in the international markets. Moderate increases in customer assets on deposit have been more than offset by continued historically low short term interest rates, which continued to negatively affect the level of interest income earned on customer deposits during the nine months ended June 30, 2010.

Precious metals operating revenues decreased from $17.2 million in YTD 2009 to $13.9 million in YTD 2010. Precious metals adjusted operating revenues decreased from $15.6 million in YTD 2009 to $13.3 million in YTD 2010. These declines have primarily been a result of business activity being dampened by the effect of higher prices.

Base metals operating revenues increased from $1.1 million in YTD 2009 to $15.4 million in YTD 2010. Base metals adjusted operating revenues increased from $5.6 million in YTD 2009 to $11.3 million in YTD 2010. Base metals operating revenues increased primarily due to increased demand from the Far East and wider spreads augmenting trading profits while rising lead prices contributed to greater arbitrage opportunities.

Segment income increased from $4.5 million in YTD 2009 to $36.2 million in YTD 2010. Adjusted segment income increased from $7.3 million in YTD 2009 to $31.4 million in YTD 2010. The operations of FCStone contributed $21.7 million to both segment income and adjusted segment income for YTD2010.

Foreign exchange trading – Operating revenues increased by 50% from $23.9 million in YTD 2009 to $35.8 million in YTD 2010. The operations of FCStone contributed $17.1 million to operating revenues in YTD 2010. The volume of trades in the Company’s global payments business increased from the prior year period, however a narrowing of spreads in the currencies in which we deal which were affected by the global economic crisis in the prior year period, offset the increase in volumes. The volumes in the global payments business continued to benefit from an increase in customers consisting primarily of financial institutions and our ability to offer an electronic transaction order system to our customers.

In YTD 2010, the customer speculative foreign exchange business experienced low volumes which were offset by activity on the proprietary foreign exchange arbitrage desk which capitalized on arbitrage opportunities in the cash versus futures markets.

Segment income increased 30% from $12.6 million to $16.4 million, with FCStone operations contributing $5.8 million in YTD 2010. Variable expenses expressed as a percentage of operating revenues increased from 31% to 40%, primarily as a result of the FCStone acquisition.

Securities – Operating revenues decreased by 57% from $33.9 million in YTD 2009 to $14.6 million in YTD 2010. Operating revenues in the equities market-making business decreased 57% from the prior year, or $17.5 million. Operating revenues in the debt capital markets business decreased by 53% from the prior year, or $1.9 million.

Operating revenues in the equities market-making business are largely dependent on overall volume and volatility, which reached unprecedented levels during the beginning of the nine months ended June 30, 2009 in response to the global financial crisis. Volume and volatility declined considerably by mid-2009 and remained in abatement through the nine months ended June 30, 2010. Equity market-making operating revenues include the trading profits earned by the Company before the related expense deduction for ADR conversion fees. These ADR fees are included in the condensed consolidated income statements as clearing and related expenses.

Operating revenues in the debt capital markets business declined as a result of reduced business activity which continues as a result of negative sentiment stemming from the financial crisis as well as trading losses in the third quarter on Argentinean fixed income securities, partially offset by acquisition of CIBSA. The business focuses on the arranging and placing of debt issues and asset backed securitization, and debt trading in the newly-acquired CIBSA and in Singapore.

Segment income decreased 82% from $17.1 million to $3.1 million. Variable expenses expressed as a percentage of operating revenues increased from 41% to 47%.

Clearing and execution services – Operating revenues in the segment were $47.5 million for YTD 2010 and are primarily generated from two sources: commission and clearing fee revenues from the execution and clearing of exchange-traded futures and options contracts, and interest income derived from cash balances in our customers’ accounts.

Operating revenues were affected by low volatility in the exchange-traded markets as a result of the macro-economic conditions, as well as historically low short term interest rates. In addition, volumes in this segment were significantly lower than the prior year to date period as a result of the Company’s reduction in the number of high volume professional trading customers which it provided clearing services to in the prior year. Operating revenues for YTD 2010 include a trading loss of $2.3 million related to open commodity positions acquired from an under-margined customer.

Segment income was $0.5 million for YTD 2010, primarily as a result of a $2.3 million bad debt provision recorded in the Q3 2010, related to a disputed trade that was “given-up” to FCStone by another futures commission merchant for a customer that held an account with us. – See Q3 2010 vs. Q3 2009 Segmental Analysis. Variable expenses, which are primarily clearing and related expenses, were 80% expressed as a percentage of operating revenues.

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

Operating revenues were $2.4 million in YTD 2009 as compared to $6.8 million in YTD 2010. The operations of FCStone contributed $0.9 million to operating revenues in YTD 2010. Assets under management at June 30, 2010 were approximately

$417 million compared with approximately $707 million at June 30, 2009. Management fees decreased by 19% from $3.2 million in YTD 2009 to $2.6 million in YTD 2010, primarily as a result of lower assets under management. Fees and commissions increased by 178% from $0.9 million in YTD 2009 to $2.5 million in YTD 2010 as the environment in Argentina for asset-backed securitizations improved.

Segment income was $3.3 million in YTD 2010 as compared to a segment loss of $1.0 million in YTD 2009. On May 8, 2009, the Company agreed to sell its partnership interest in INTL Consilium, LLC (“INTL Consilium”) effective April 30, 2009. The results of INTL Consilium, previously consolidated, have been treated as discontinued operations with effect from the fiscal quarter ending June 30, 2009.

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

At June 30, 2010, the Company had total equity capital of $251.8 million, bank loans of $36.0 million, subordinated debt of $0.5 million and convertible subordinated notes of $16.7 million.

A substantial portion of the Company's assets are liquid. At June 30, 2010, approximately 93% of the Company’s assets consisted of cash; deposits and receivables from exchange-clearing organizations, broker-dealers, clearing organizations, FCM’s, and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory, at cost. All assets that are not customer and counterparty deposits, are financed by the Company’s equity capital, convertible subordinated notes, subordinated debt, bank loans, short-term borrowings from financial instruments sold, not yet purchased, and other payables.

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

In addition, with OTC transactions, we are at risk that a counterparty will fail to meet its obligations when due. We would then be exposed to the risk that the settlement of a transaction which is due a customer will not be collected from the respective counterparty with which the transaction was offset. We continuously monitor the credit quality of our respective counterparties and mark our positions held with each counterparty to market on a daily basis. The Company has primarily carried trade credit insurance in amounts in excess of its exposure to each of its counterparties and will adjust levels of insurance or positions with a given counterparty based on the exposure to that counterparty.

As a result of the merger with FCStone, the Company acquired notes receivable from certain customers and an introducing broker which arose from previous customer account deficits. At June 30, 2010, notes receivable related to these customer account deficits are $128.9 million. The Company is uncertain as to the full collectability of the contractual amounts, and no assurances can be given as to the amount and timing of recovery that may be obtained under the promissory notes. The Company estimates the collectability on these notes to be $15.4 million at June 30, 2010.

During Q3 2010, the Company recorded a charge to bad debt expense of approximately $2.3 million related to a disputed trade that was “given-up” to FCStone by another FCM for a customer that held an account with us. Despite expressly informing the FCM that the Company would not accept the “give-up” trade, the “give-up” trade was submitted through the electronic clearing process and erroneously cleared by FCStone, generating a deficit in the customer’s trading account. The customer lacked the financial capacity to cover the account deficit, and FCStone has filed a complaint and is seeking legal relief through arbitration against the FCM to have the “give-up” transaction rescinded, with an award of appropriate damages.

Primary Sources and Uses of Cash

The Company’s assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and the growth of the Company. The Company’s total assets at June 30, 2010 and September 30, 2009, were $1,518.6, million and $1,555.7 million, respectively. The Company’s operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. FCStone, LLC, our FCM subsidiary, occasionally uses its margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from our customers. FCStone, LLC has historically utilized subordinated debt to increase its excess regulatory capital as needed.

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

At June 30, 2010, approximately $10.6 million of the Company’s financial instruments owned and $5.5 million of financial instruments sold, not yet purchased, are exchangeable foreign equities and American Depository Receipts.

As of June 30, 2010, the Company had bank credit facilities of $227.0 million, of which $36.0 million was outstanding. As of September 30, 2009, the Company had bank facilities of $287.0 million, of which $163.7 million was outstanding. On January 10, 2010, the Company’s subsidiary, INTL Commodities, amended its revolving syndicated loan facility, increasing the amount available under the facility to $92.0 million. Additionally, this facility was amended on June 14, 2010, extending its commitment date until August 25, 2010. The Company is currently negotiating the renewal and possible expansion of this facility, which management expects to complete prior to August 25, 2010. The Company’s subsidiary, INTL Global Currencies Limited, has a $25.0 million facility, committed until December 17, 2010. On June 21, 2010, the Company’s subsidiary, FCStone, LLC amended and restated its $75.0 million syndicated margin line credit facility available for funding daily and intraday margin calls at exchanges, committed through June 22, 2011. The Company has its own $35.0 million facility, committed until December 17, 2010. During the fourth quarter of fiscal 2010, $92.0 million of the Company’s committed credit facilities are scheduled to expire. The Company is actively negotiating renewal or replacement of the expiring facilities, and while there is no guarantee that we will be able to replace current agreements when they expire, management believes it will be able to do so.

Prior to April 1, 2010, the Company had a subordinated debt facility with a syndicate of lenders, that was being utilized as capital for regulatory purposes. On April 1, 2010, the Company repaid in full the outstanding subordinated debt, and the commitment was terminated as the ability of the Company to draw on this subordinated debt facility expired on July 22, 2009. The Company does not expect to replace this facility, and management believes the termination of this subordinated debt facility will not significantly impact our overall business operations. We expect to increase excess regulatory capital, if needed, through income from operations and available internal cash reserves.

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

The Company collected $41.1 million during the nine months ended June 30, 2010, relating to income tax receivables recorded on its condensed consolidated balance sheet as of September 30, 2009. The income tax receivable related to the net operating loss of FCStone Group, Inc. for its fiscal year ended August 31, 2009 and a refund of estimates paid in during that fiscal year. The Company elected to carry back the net operating loss to recapture taxes paid in the prior two fiscal years.

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

Set forth below is the calculation of consolidated EBITDA and consolidated cash interest expense, as defined in the Notes, for the trailing twelve month period ended June 30, 2010:

(in millions)	For the Trailing Twelve Months Ended June 30, 2010 (non-GAAP)
Income from continuing operations	$10.0
Noncontrolling interests	(0.3)
Income tax	10.0
Depreciation and amortization	1.2
Stock compensation amortization	1.7
Interest expense	9.3
Change in unrealized fair market value gain in physical commodities inventory	(1.7)
Other marked-to-market adjustments	1.0

Consolidated EBITDA (non-GAAP)	$31.2

Interest expense	$9.3
Less: amortization of deferred financing costs	(0.2)

Consolidated cash interest expense (non-GAAP)	$9.1

Adjusted consolidated EBITDA is a financial measure that is not recognized by U.S. GAAP, and should not be considered as an alternative to any other measures of performance derived in accordance with U.S. GAAP. The Company has included this non-GAAP financial measure because it required under the terms of the Notes.

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

On December 31, 2007, FCStone LLC acquired Downes-O’Neill, LLC, a registered brokerage group and risk management consulting firm specializing in serving the dairy industry. Under the terms of the purchase agreement, FCStone LLC is obligated to pay additional consideration if specific conditions and earnings targets are met annually, based on a calendar year period, through December 31, 2010. If the earnings targets are met, additional consideration of $1.0 million is triggered, plus an additional twenty percent of the excess over the earnings target. For the calendar year period ended December 31, 2009, the specific conditions and earnings targets were reached and additional consideration of $1.2 million was distributed during the quarter ended March 31, 2010. The additional consideration was a pre-acquisition contingency, and reported as an extraordinary loss in the consolidated income statement for the three months ended June 30, 2010.

On April 7, 2009, the Company acquired CIBSA, a leading securities broker-dealer based in Argentina. The Company paid approximately $1.7 million on the date of purchase and was obligated to make additional payments over the next two years, depending on the level of revenues achieved. Under the purchase agreement, the Company was obligated to pay an amount equal to 25% of the net revenues in excess of $2.5 million up to $3 million, 35% of the net revenues in excess of $3 million up to $4 million, and 40% of the net revenues in excess of $4 million for each of the two twelve-month periods ending June 30, 2010 and 2011 to the sellers as additional consideration. Any amounts paid under this agreement are recorded as goodwill.

On April 1, 2010, the Company acquired Risk Management Incorporated and RMI Consulting, Inc. (the “RMI Companies”). Under terms of the purchase agreement, the Company acquired all the outstanding capital stock of the RMI Companies. The purchase price for the shares consisted of an initial payment of $6.0 million, and three contingent payments which will be based on the combined net income of the RMI companies for each of the three years after the closing. The estimated total purchase price, including contingent consideration is approximately $16.7 million.

On July 2, 2010, FCStone, acquired Hanley Group Holdings, LLC; HGC Trading, LLC; HGC Asset Management, LLC; HGC Advisory Services, LLC; Hanley Alternative Trade Group, LLC; HGC Office Services, LLC (the Hanley Companies). The Hanley Companies are engaged in the business of acting as market makers and dealers in exchange traded options and futures on soft commodities; executing and trading derivatives on soft commodities in the over the counter market; and providing related advisory services.

Under the terms of the purchase agreement, the Company acquired all of the outstanding membership interests in the Hanley Companies. The purchase price for the interests will be an amount equal to the sum of the following: (1) an initial payment to be made at the closing of $7.5 million; (2) two payments to be made within sixty days of the closing equal in aggregate to the audited adjusted net asset value (the Adjusted NAV) of the Hanley Companies as of June 30, 2010; (3) three additional payments equal to 15% of the adjusted earnings before interest and taxes (the Adjusted EBIT) of the soft commodities derivatives business of the Hanley Companies and FCStone Trading LLC (the “Derivatives Division ”) for each twelve month period during the three year period commencing on July 1, 2010, subject to an annual limit of $7 million and an overall maximum of $12.5 million; and (4) a final payment based on the cumulative Adjusted EBIT of the Derivatives Division for the three year period commencing on July 1, 2010. In the event that the cumulative Adjusted EBIT equals or exceeds $100 million, then the final EBIT Payment will be equal to $10 million. In the event that the cumulative Adjusted EBIT is greater than $80 million, but less than $100 million, then the final EBIT Payment will be equal to the product of: (A) $10 million, and (B) a fraction, the numerator of which is the amount by which the cumulative Adjusted EBIT exceeds $80 million, and the denominator of which is $20 million.

At the closing under the Purchase Agreement, the Company and the Seller will also enter into an option agreement (the Option Agreement), pursuant to which the Seller will have the right to elect, in its discretion, to receive up to thirty percent (30%) of the final EBIT Payment in the form of restricted shares of the common stock of the Company. The Option may be exercised by the Seller at any time during the twenty day period commencing on June 30, 2013. The option price will be equal to the greater of: (i) $16.00 per share, or (ii) seventy five percent (75%) of the fair market value of the common stock of the Company as of June 30, 2013. The maximum number of restricted shares issuable upon the exercise of the Option is 187,500 shares. The restricted shares will be subject to restrictions on transfer which will lapse at the rate of one-third per year over the three year period commencing on June 30, 2013.

Other Capital Considerations

Our FCM subsidiary, FCStone LLC is subject to various regulations and capital adequacy requirements. Pursuant to the rules, regulations, and requirements of the CFTC and other self-regulatory organizations, FCStone LLC is required to maintain certain minimum net capital as defined in such rules, regulations, and requirements. Net capital will fluctuate on a daily basis. FCStone LLC had adjusted net capital at June 30, 2010 of $70.8 million, which was $38.1 million in excess of its minimum net capital requirement of $32.7 million.

INTL Trading, the Company’s broker-dealer subsidiary, is subject to the net capital requirements of the SEC relating to liquidity and net capital levels. At June 30, 2010, INTL Trading had regulatory net capital of $7.4 million, which was $6.4 million in excess of its minimum net capital requirement of $1.0 million. The Company’s ability to receive distributions from INTL Trading is restricted by regulations of the SEC. The Company’s right to receive distributions from its subsidiaries is also subject to the rights of the subsidiaries’ creditors, including customers of INTL Trading. During the three months and nine months ended June 30, 2010, INTL Trading paid dividends of $5.0 million to the Company.

FCC Investments, Inc., a broker-dealer subsidiary of FCStone, is subject to the net capital requirements of the SEC relating to liquidity and net capital levels. At June 30, 2010, FCC Investments, Inc. had regulatory net capital of $0.4 million, and its minimum net capital requirement was $0.3 million.

FCStone Australia Pty Ltd is regulated by the Australian Securities and Investment Commission and is subject to a minimum capital requirement which at June 30, 2010 was $50,000.

The Company contributed $5.9 million to its defined benefit pension plans during the nine months ended June 30, 2010, and expects to contribute an additional $0.4 million to the plan prior to September 30, 2010.

Cash Flows

The Company’s cash and cash equivalents increased from $60.5 million at September 30, 2009 to $70.9 million at June 30, 2010, a net increase of $10.4 million. Net cash of $148.2 million was provided by operating activities, $9.6 million was used in investing activities and net cash of $127.9 million was used in financing activities, of which $72.7 million was used to reduce amounts payable to lenders under loans and overdrafts and $56.0 million was repayment of subordinated debt. Fluctuations in exchange rates had a negative effect of $0.3 million on the Company’s cash and cash equivalents.

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

Off Balance Sheet Arrangements

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and futures commission merchant and from its market making and proprietary trading in the foreign exchange and commodities trading business. As part of these activities, the Company carries short positions. For example, it sells financial instruments that it does not own, borrows the financial instruments to make good delivery, and therefore is obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. The Company has recorded these obligations in the condensed consolidated financial statements at June 30, 2010 and September 30, 2009, at fair value of the related financial instruments, totaling $162.4 million and $127.5 million, respectively. These positions are held to offset the risks related to financial assets owned and reported on the Company’s condensed consolidated balance sheets under ‘Financial instruments owned, at fair value’, and ‘Physical commodities inventory, at cost. The Company will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to June 30, 2010 and September 30, 2009, which might be partially or wholly offset by gains in the value of assets held at June 30, 2010 and September 30, 2009. The total of $162.4 million and $127.5 million includes a net liability of $29.4 million and $30.8 million for derivatives, based on their market value as of June 30, 2010 and September 30, 2009, respectively.

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

The Company is a member of various commodity exchanges and clearing organizations. Under the standard membership agreement, all members are required to guarantee the performance of other members and, accordingly, in the event another member is unable to satisfy its obligations to the exchange, may be required to fund a portion of the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the condensed consolidated balance sheets as of June 30, 2010 and September 30, 2009.

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

Management believes that the volatility of revenues is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of the Company’s daily revenue, determined on a marked-to-market basis, during the nine months ended June 30, 2010.

In the Company’s securities market-making and trading activities, the Company maintains inventories of equity and debt securities. In the Company’s commodities market-making and trading activities, the Company’s positions include physical inventories, forwards, futures and options. The Company’s commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. The Company monitors the aggregate position for each commodity in equivalent physical ounces or metric tons. The table below illustrates, for the nine months ended June 30, 2010, the Company’s greatest gross, average gross, greatest net long, greatest net short and average net day-end positions by business segment.

(in millions)	Greatest Gross	Average Gross	Greatest Net Long	Greatest Net Short	Average Net
Securities (net of long and short)	$19.0	$13.7	$12.2	(3.4)	$4.2
Foreign Exchange	25.6	10.7	10.4	(9.6)	0.9
Commodity and Risk Management	6.2	1.3	4.0	(5.6)	(0.4)
Other	n/a	n/a	5.4	n/a	3.6

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

In April 2010, we implemented an interest rate risk management strategy using derivative financial instruments in the form of interest rate swaps to manage a portion of our aggregate interest rate position. Our objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap the resulting variable interest earnings into the medium-term interest stream, by using a strip of interest rate swaps that mature every quarter, and enable us to achieve the two year moving average of the two year swap rate. These interest rate swaps are not designated for hedge accounting treatment, and changes in the marked-to-market valuations of the financial instruments are recorded in earnings on a quarterly basis.

We manage interest expense using floating rate debt and through interest rate swap transactions. Refer to Note 7 to the condensed consolidated Financial Statements for information on the interest rate swap transactions. The debt instruments are carried at their unpaid principal balance which approximates fair value. All of the debt outstanding at June 30, 2010, has a variable interest rate and matures within the next 12 months.

Item 4.	Controls and Procedures

In connection with the filing of this Form 10-Q, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

On July 16, 2010, the Company’s subsidiary, FCStone, LLC, filed a statement of claim against a futures commission merchant for arbitration before the CME Group, relating to the disputed “give-up” transaction that took place in Q3 2010 and resulted in a bad debt charge of $2.3 million. Apart from this, there have been no material developments in previously reported litigation, and no other reportable events have occurred during the quarter or nine month period ended June 30, 2010 or through the date of this filing.

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

INTERNATIONAL ASSETS HOLDING CORPORATION

Date August 12, 2010	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date August 12, 2010	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer