Form 10-K/A
period 2009-09-30
INTERNATIONAL ASSETS HOLDING CORP
filed 2010-08-27
CIK 913760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

International Assets Holding Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2009, which was originally filed on December 14, 2009 (the “Original Filing”), to amend and restate in their entirety Item 6- Selected Financial Data and Item 7 – Management’s Discussion and Analysis of Results of Operations and Financial Condition.

The amendments to Item 6 and Item 7 have been made in response to comments from the staff of the Securities and Exchange Commission regarding the presentation and discussion of non-GAAP information in these Items.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment amends the Original Filing and contains new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. This Amendment continues to speak as of the date of the original filing, and the Company has not updated the disclosure contained therein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the United States Securities Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

Selected Summary Financial Information (U.S. GAAP)

(In millions, except share and per share numbers)	2009	2008	2007	2006	2005
Operating revenues	$91.3	$117.0	$47.3	$35.1	$26.1
Interest expense	8.0	11.2	9.3	2.1	1.3
Non-interest expenses:
- Compensation	40.8	36.5	29.2	16.4	11.0
- Clearing	17.5	14.7	11.2	7.6	6.5
- Other	12.1	11.7	7.2	4.0	3.2

Income before taxes	12.9	42.9	(9.6)	5.0	4.1
Taxes	2.6	16.2	(3.4)	1.6	1.5
Minority interest	0.5	(1.0)	(0.6)	—	—

Income from continuing operations	9.8	27.7	(5.6)	3.4	2.6
Discontinued operations	0.7	(0.1)	(1.1)	(0.1)	—

Income before extraordinary gain	9.1	27.8	(4.5)	3.5	2.6
Extraordinary gain	18.5	—	—	—	—

Net income	$27.6	$27.8	$(4.5)	$3.5	$2.6

Earnings per share:
- Basic	$3.11	$3.30	$(0.56)	$0.45	$0.36
- Diluted	$2.80	$2.95	$(0.56)	$0.41	$0.33

Number of shares:
- Basic	8,895,697	8,434,976	8,086,837	7,636,808	7,303,065
- Diluted	10,182,586	9,901,706	8,086,837	8,387,761	8,023,891

Selected Balance Sheet Information:
Total assets	$1,555.7	$438.0	$361.2	$199.9	$147.0
Convertible notes	$16.7	$16.8	$24.9	$26.9	$—
Stockholders’ equity	$238.8	$74.8	$35.6	$33.9	$28.1

Adjusted Non-GAAP Financial Information (Unaudited)

(In millions, except employee count and ratios)	2009	2008	2007	2006	2005
U.S. GAAP Data:
Operating revenues	$91.3	$117.0	$47.3	$35.1	$26.1
Income from continuing operations	$9.8	$27.7	$(5.6)	$3.4	$2.6
Net income (loss) (a)	$27.6	$27.8	$(4.5)	$3.5	$2.6
Stockholders’ equity (a)	$238.8	$74.8	$35.6	$33.9	$28.1

Adjusted Non-GAAP Data (Unaudited):
Data adjusted (on a marked to market basis):
Operating revenues as stated above	$91.3	$117.0	$47.3	$35.1	$26.1
Marked to market adjustment	6.9	(26.9)	23.4	7.6	—

Adjusted operating revenues, marked to market	$98.2	$90.1	$70.7	$42.7	$26.1

Net income (loss) as stated above	$27.6	$27.8	$(4.5)	$3.5	$2.6
Marked to market adjustment	6.9	(26.9)	23.4	7.6	—
Tax effect at average rate of 37.5%	(2.5)	10.1	(8.8)	(2.9)	—

Adjusted net income (loss)	$32.0	$11.0	$10.1	$8.2	$2.6

Stockholders’ equity as stated above	$238.8	$74.8	$35.6	$33.8	$28.1
Cumulative marked to market adjustment	6.9	(26.9)	23.4	7.6	—
Tax effect at blended rate of 37.5%	(2.5)	10.1	(8.8)	(2.9)	—

Adjusted stockholders’ equity	$245.7	$77.3	$54.9	$38.6	$28.1

Return on average adjusted stockholders’ equity (b)	16.0%	16.6%	21.6%	24.6%	9.9%

Other Data:
Employees (c)	625	195	170	89	67
Compensation and benefits / adjusted operating revenues	41.5%	40.5%	41.3%	38.4%	42.1%
Leverage ratio: (total assets to equity)	6.5	5.9	10.1	5.9	5.2

(a)	Net income and stockholders’ equity include a $18.5 million extraordinary gain related to the FCStone transaction.
(b)	Return on average adjusted stockholders’ equity excludes the effect of the $18.5 million extraordinary gain related to the FCStone transaction.
(c)	The number of employees listed above includes the number of employees of FCStone as of September 30, 2009.

As discussed in previous filings and elsewhere in this Form 10-K, U.S. generally accepted accounting principles (“U.S. GAAP”) require the Company to carry derivatives at fair market value but physical commodities inventory at the lower of cost or market value. These requirements may have a significant temporary impact on our reported earnings. Under U.S. GAAP, gains and losses on commodities inventory and derivatives which the Company intends to be offsetting are often recognized in different periods. Additionally, U.S. GAAP does not require us to reflect changes in estimated values of forward commitments to purchase and sell commodities.

For these reasons, management primarily assesses the Company’s operating results on a marked-to-market basis. Management relies on these adjusted operating results to evaluate the performance of the Company’s commodities business segment and its personnel.

The Unaudited Adjusted Data in the table above reflect the Company’s adjusted operating revenues, adjusted net income and adjusted stockholders’ equity, which have been adjusted to reflect the marked-to-market differences in the Company’s commodities business during each period (in the case of operating revenues and net income) and the cumulative differences (in the case of stockholders’ equity). The Company has also included the estimated tax liability which would have been incurred as a result of these adjustments, utilizing a blended tax rate of 37.5%.

Adjusted operating revenues, adjusted net income and adjusted stockholders’ equity are financial measures that are not recognized by U.S. GAAP, and should not be considered as alternatives to operating revenues, net income or stockholders’ equity calculated under U.S. GAAP or as an alternative to any other measures of performance derived in accordance with U.S. GAAP. The Company has included these non-GAAP financial measures because it believes that they permit investors to make more meaningful comparisons of performance between the periods presented. In addition, these non-GAAP measures are used by management in evaluating the Company’s performance.

The Company determines the fair value of physical commodities inventory on a marked-to-market basis by applying quoted market prices to the inventory owned by the Company on the balance sheet date. In the Company’s precious metals business, the Company obtains the closing COMEX nearby futures price for the last business day of the month and then adjusts that price to reflect an exchange for physical transaction, utilizing bids obtained from one or more market participants. In the Company’s base metals business, for copper inventory, the Company obtains the closing COMEX or LME nearby futures price and then adjusts that price to reflect any freight charges to the relevant delivery point. For the Company’s lead inventory, the Company obtains the closing LME nearby futures month price and then adjusts that price to reflect any tolling and freight charges to the relevant delivery point. Under U.S. GAAP, our physical commodities inventory would be classified as level 2 assets.

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

Pro Forma Condensed Combined Income Statement (Unaudited)

The following unaudited pro forma condensed combined income statement has been derived from the historical consolidated financial statements of International Assets and FCStone. The transaction has been accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). The Company has provided the pro forma income statement in order to provide investors with information that reflects the impact of the FCStone transaction on the Company, and to assist investors in assessing the Company’s performance in the future. The Company believes this information is useful in light of the significance of the FCStone transaction.

Set forth below is a brief description of consolidated accounting treatment of material items arising in this transaction under SFAS 141.

Material Items	SFAS 141
Negative goodwill (excess of FCStone’s net asset value over purchase price paid by International Assets)	Applied first to write down goodwill, intangible assets and other non-current assets of FCStone, with any remaining balance treated as an extraordinary gain in International Assets’ income statement.

FCStone’s goodwill, intangible assets and other non-current assets	Negative goodwill (excess of net asset value over purchase price) is first applied to write down FCStone’s goodwill, intangible assets and other non-current assets, potentially reducing all of these to zero.

Purchase price	Determined using the weighted-average of the closing market prices of International Assets’ common stock for a period beginning two days before and ending two days after September 30, 2009.

Acquisition costs incurred by International Assets	These are included in the purchase price.

The transactions reflected in the pro forma income statement include (1) the exchange of all outstanding shares of FCStone common stock at the exchange ratio; and (2) the exchange of unvested and vested FCStone stock options for vested International Assets stock options with adjustments to the number of shares and strike price to reflect the exchange ratio.

The following unaudited pro forma condensed combined income statement for the fiscal year ended September 30, 2009 is presented on a basis to reflect the merger and related transactions as if they had occurred on October 1, 2008. Because of different fiscal period ends, the unaudited pro forma condensed combined income statement for the fiscal year ended September 30, 2009 combines International Assets historical consolidated income statement for the fiscal year then ended with FCStone’s historical consolidated statement of operations for the fiscal year ended August 31, 2009. Pro forma adjustments are made in order to reflect the potential effect of the transaction on the income statement.

The process of valuing FCStone’s tangible and intangible assets and liabilities, as well as evaluating accounting policies for conformity, is not yet complete. Accordingly, the purchase price allocation adjustments included in the pro forma financial statements are preliminary and have been made solely for the purpose of providing these pro forma financial statements. For purposes of the pro forma financial statements, International Assets has made preliminary allocations, where sufficient information is available to make a fair value estimate, to those tangible and intangible assets acquired and liabilities assumed based on preliminary estimates of their fair value as of September 30, 2009. For those assets and liabilities where insufficient information is available to make a reasonable estimate of fair value, the pro forma financial statements reflect the carrying value of these assets and liabilities at September 30, 2009. Any excess of the adjusted net assets of FCStone over the fair value of the consideration transferred has been reflected as an extraordinary gain from negative goodwill.

International Assets currently expects that the process of determining fair value of the tangible and intangible assets acquired and liabilities assumed will be completed within one year of closing the transaction. Material revisions to International Assets’ preliminary estimates could be necessary as more information becomes available through the completion of this final determination. The actual amounts recorded may be materially different from the information presented in these pro forma financial statements due to a number of factors, including:

•	changes in the market conditions and financial results which may impact cash flow projections in the valuation; and

•	other changes in market conditions which may impact the fair value of FCStone’s net assets.

The pro forma financial statements should be read in conjunction with the pro forma notes. The pro forma financial statements and pro forma notes were based on, and should be read in conjunction with:

•

International Assets historical audited consolidated financial statements for the fiscal year ended September 30, 2009 and the related notes included in this Form 10-K for the fiscal year ended September 30, 2009;

•

FCStone’s historical audited financial statements for the fiscal year ended August 31, 2009 and the related notes included in International Assets’ Current Report on Form 8-K filed on December 14, 2009.

International Assets and FCStone’s historical consolidated financial information has been adjusted in the pro forma financial statements to give effect to pro forma events that are (1) directly attributable to the merger; (2) factually supportable; and (3) expected to have a continuing impact on the combined results. The pro forma income statement does not reflect any revenue enhancements or any cost savings from operating efficiencies, synergies or other restructurings that could result from the merger.

The pro forma adjustments are based upon available information and assumptions that the management of International Assets believes reasonably reflect the merger. The unaudited pro forma income statement is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations of International Assets would have been had the merger occurred on the date assumed, nor is it necessarily indicative of future consolidated results of operations.

International Assets and FCStone Unaudited Pro Forma Condensed Combined Income Statement

For the Fiscal Year Ended September 30, 2009

(In millions, except share and per share amounts)	IAHC Historical Fiscal Year Ended September 30, 2009	FC Stone Historical Fiscal Year Ended August 31, 2009	Pro Forma Adjustment (see Note 2)	Pro Forma Combined
Revenues:
Sales of physical commodities	$43,554.1	$19.8		$43,573.9
Net dealer inventory and investment gains	38.9	—		38.9
Commissions and clearing fees	—	139.8		139.8
Service, consulting, brokerage and asset management fees	2.3	54.4		56.7
Interest	—	24.3		24.3
Other	9.1	10.6		19.7

Total revenues	43,604.4	248.9	—	43,853.3
Cost of sales of physical commodities	43,513.1	19.6		43,532.7

Operating revenues	91.3	229.3	—	320.6
Interest expense	8.0	4.5		12.5

Net revenues	83.3	224.8	—	308.1

Non-interest expenses:
Compensation and benefits	40.8	61.1		101.9
Clearing and related expenses	17.5	80.5		98.0
Introducing broker commissions	—	21.8		21.8
Depreciation and amortization	0.9	10.2	(10.2)	0.9
Bad debts and impairments	3.0	121.8	(1.9)	122.9
Other	8.2	41.7	(3.8)	46.1

Total non-interest expenses	70.4	337.1	(15.9)	391.6

Income (loss) before income tax and minority interest	12.9	(112.3)	15.9	(83.5)
Income tax expense (benefit)	2.6	(45.7)	6.0	(37.1)

Income (loss) before minority interest	10.3	(66.6)	9.9	(46.4)
Minority interest in income (loss) of consolidated entities	0.5	(0.9)		(0.4)

Income (loss) from continuing operations	$9.8	$(65.7)	$9.9	$(46.0)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.10	$(2.35)	$(1.43)	$(2.69)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.06	$(2.35)	$(1.39)	$(2.69)

Weighted average number of common shares outstanding:
Basic	8,879,649	27,922,000	(19,685,010)	17,116,639

Diluted	10,182,586	27,930,188	(20,996,135)	17,116,639

Notes to Unaudited Pro Forma Condensed Combined Income Statement

Note 1 — Purchase Price

On September 30, 2009, International Assets acquired all of the outstanding shares of FCStone common stock at the fixed exchange ratio of 0.295 shares of International Assets common stock for each share of FCStone common stock. In addition, each outstanding vested and unvested FCStone stock option granted under FCStone’s stock option plan was converted into a vested option to purchase shares of International Assets common stock, with adjustments to the number of shares and the strike price to reflect the exchange ratio. For purposes of the pro forma financial statements, the purchase price reflects the market value of International Assets common stock issued in connection with the merger based on a price of $16.45 per share, which was the weighted-average of the closing market prices of International Assets’ common stock for a period beginning two days before and ending two days after September 30, 2009. International Assets issued 8,239,319 common shares in the combination. The purchase price was approximately $137.6 million, which includes:

•	the issuance of International Assets common stock

•	the conversion of vested and unvested FCStone stock options into options to purchase International Assets common stock

•	International Assets acquisition costs of approximately $2.1 million which, under SFAS 141, are required to be added to the purchase price

The purchase price as of September 30, 2009 is calculated as follows:

(in millions, except share and per share amounts)	September 30, 2009
FCStone outstanding shares	27,922,000
Exchange ratio	0.295

Number of shares of International Assets common stock to be issued	8,236,990
Weighted average price per share of International Assets common stock, for the period covering two days immediately before and after September 30, 2009	$16.45

Consideration attributable to issuance of International Assets common stock	$135.5
International Assets acquisition costs	2.1

Total purchase price	$137.6

The following presents the assets acquired and the liabilities assumed by International Assets in the merger, reconciled to the consideration transferred.

(in millions)	September 30, 2009
Book value of net assets acquired at September 30, 2009	$153.8
Adjusted for:
FCStone mark-up of exchange memberships and stock, net of deferred income taxes	2.6
FCStone write-down of non-current assets, net of deferred income taxes	(4.2)
FCStone pension actuarial loss	(0.5)
FCStone adjustment to Agora-X minority interest	4.4

Adjusted book value of net assets acquired	156.1
Adjusted for:
Excess net assets over purchase price (negative goodwill)	(18.5)

Total purchase price	$137.6

For the purposes of the pro forma financial statements, International Assets has made a preliminary estimate of the fair value for certain of FCStone’s assets and liabilities. International Assets has undertaken a valuation to determine the fair value of the FCStone assets acquired and liabilities assumed and the related allocations of purchase price. The valuations produced by this exercise may differ materially from the values shown in the pro forma financial statements. Actual transaction costs may differ materially from those shown in the pro forma financial statements.

Note 2 — Pro Forma Adjustments

The pro forma adjustments consist of the elimination of depreciation and amortization expense for FCStone of $10.2 million, the elimination of impairment on goodwill of $1.9 million for FCStone, and the elimination of merger costs and amortization of equipment related to research and development activities of $3.8 million for FCStone, totaling $15.9 million for the fiscal year ended August 31, 2009. These eliminations are due to the write down of FCStone’s non-current property and equipment, equipment related to research and development activities and intangible assets, and the elimination of FCStone’s merger costs. These amounts result in adjustments to income taxes of $6.0 million for the fiscal year ended August 31, 2009.

The pro forma adjustments to the basic and diluted loss per share are based on the combined weighted average number of common and diluted potential common shares of International Assets and FCStone for such period. See Note 4 below.

Note 3 — International Assets Transaction Costs

International Assets’ expenses for this transaction were approximately $2.1 million. These costs include fees for investment banking services, legal, accounting, due diligence, tax, valuation, printing and other various services necessary to complete the transaction. In accordance with SFAS 141, these costs are capitalized and included in the purchase price for the purpose of calculating the value of negative goodwill.

Note 4 — Pro Forma Earnings (Loss) Per Share

The pro forma combined earnings (loss) and diluted earnings per share for the period presented are based on the combined weighted average number of common and diluted potential common shares of International Assets and FCStone for such period. The number of weighted average common shares, including all diluted potential common shares, reflects the exchange of 0.295 shares of International Assets common stock for each share of FCStone common stock. Amounts used in the determination of the pro forma basic and diluted earnings per share are as follows:

(in millions, except share and per share amounts)	As of and for the Fiscal Year Ended September 30, 2009
Pro forma income (loss) from continuing operations	$(46.0)

Earnings (loss) from continuing operations per common share
Weighted average basic shares outstanding	17,116,639

Basic	$(2.69)

Weighted average diluted shares outstanding	17,116,639

Diluted	$(2.69)

At September 30, 2009, options to purchase 1,616,654 shares of International Assets common stock were outstanding but not included in the calculation of diluted earnings per common share as the pro forma results indicated a loss per share. Additionally, on September 30, 2009, options to purchase 685,152 shares of International Assets common stock were issued in exchange for the outstanding FCStone options. None of these were included in the calculation of diluted earnings per common share as the pro forma results indicated a loss per share.

Note 5 — Stock Options

Pursuant to the terms and conditions of the merger agreement, upon the completion of the merger, vested and unvested FCStone stock options were converted into vested options to purchase shares of International Assets common stock with the same terms and conditions as the applicable FCStone stock options after taking into account the exchange ratio. As of September 30, 2009, FCStone had outstanding stock options for the purchase of approximately 2,322,616 shares of FCStone common stock. In accordance with the merger agreement, 0.2950 stock options were issued for each stock option assumed and the exercise prices were adjusted accordingly.

Adjusted Non-GAAP Information (Unaudited)

The following adjusted non-GAAP information includes non-GAAP financial results and has been derived from the pro-forma combined income statement of the Company and FCStone for the 2009 fiscal year set forth in the preceding section. This information assumes the merger with FCStone occurred on October 1, 2008. These financial results do not take into account the impact of purchase price accounting adjustments, but include non-GAAP adjustments to exclude the effect of the bad debt provision for a energy trading customer and related professional fees that are included in the historical financial results of FCStone for the year ended August 31, 2009. We believe the exclusion of the impact of these items provides supplemental information regarding the historical operating performance of FCStone that is meaningful to investors and that aligns with information used by management for internal management purposes.

In addition, this unaudited non-GAAP information includes marked-to-market adjustments to the Company’s historical financial results. As discussed in previous filings and elsewhere in this Form 10-K, the requirements of accounting principles generally accepted in the U.S. (“U.S. GAAP”) to carry derivatives at fair market value but physical commodities inventory at the lower of cost or market value may have a significant temporary impact on our reported earnings. Under U.S. GAAP, gains and losses on commodities inventory and derivatives which the Company intends to be offsetting are often recognized in different periods. Additionally, U.S. GAAP does not require us to reflect changes in estimated values of forward commitments to purchase and sell financial information commodities.

For these reasons, management assesses the operating results of the Company on a marked-to-market basis. Management relies on these adjusted operating results primarily to evaluate the performance of the Company’s commodities business segment and its personnel.

We believe that presentation of the adjusted non-GAAP financial information provides useful information to investors with respect to the impact of the FCStone transaction on the Company and useful information for assessing the Company’s performance in the future.

This adjusted non-GAAP forma information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations or the consolidated financial position of the Company would have been had the merger occurred on the date assumed, nor is it necessarily indicative of future consolidated results of operations or financial position.

Adjusted Non-GAAP Financial Information Based on Pro Forma Combined Income Statement Data for International

Assets and FCStone (Unaudited)

(In millions)	Fiscal Year Ended September 30, 2009
Pro Forma Combined Data:
Pro forma combined operating revenues	$320.6
Pro forma combined income (loss) before income tax and minority interest	$(83.5)
Pro forma combined income (loss) from continuing operations	$(46.0)

Adjusted Non-GAAP Data:
Data adjusted:
Pro forma combined operating revenues as stated above	$320.6
Marked-to-market adjustment (see Note 1)	6.9

Adjusted pro forma combined operating revenues	$327.5

Pro forma combined income (loss) before income tax and minority interest as stated above	$(83.5)
Marked-to-market adjustment (see Note 1)	6.9
FCStone adjustments (see Note 2)	114.0

Adjusted pro forma combined income before income tax and minority interest	$37.4

Pro forma combined income (loss) from continuing operations as stated above	$(46.0)
Marked-to-market adjustment (see Note 1)	6.9
FCStone adjustments (see Note 2)	114.0
Tax effect at blended rate of 37.5%	(45.3)

Adjusted pro forma combined income from continuing operations	$29.6

Since this adjusted non-GAAP financial information is a non-GAAP financial measure, our calculations may not be comparable to other similarly titled information of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with U.S. GAAP.

Notes to Adjusted Non-GAAP Financial Information (Unaudited)

Note 1 — Marked-to-market adjustment (non-GAAP)

The pro forma combined operating revenues, pro forma combined income (loss) before income tax and minority interest, and pro forma combined income (loss) from continuing operations have been adjusted to reflect the marked-to-market differences in the Company’s commodities business during the period.

Note 2 — FCStone adjustments (non-GAAP)

The pro forma combined operating revenues, pro forma combined income (loss) before income tax and minority interest, and pro forma combined income (loss) from continuing operations have been adjusted to reflect the following items related to FCStone:

•

The elimination of a bad debt provision for an energy trading customer deficit account of $111.5 million recognized during FCStone’s fiscal year ended August 31, 2009. The bad debt provision for this account was directly attributable to the extraordinary global economic turmoil which occurred during the 2009 fiscal year, with credit markets in gridlock, interest rates falling, a significant collapse and de-leveraging of the commodity markets and a wide range of settlement valuations in the commodities markets. The bad debt provision recorded for this account amounted to 44.8% of the total revenues of FCStone in 2009. In the Company’s view, a bad debt provision for a single customer of this magnitude caused by an unprecedented financial collapse constituted a highly unusual event. FCStone had never previously suffered such a loss and the Company believes that it is unlikely to occur again in the next two years.

•

The elimination of $2.5 million of professional fees incurred related to the energy trading customer deficit account, described above. FCStone incurred $2.5 million of professional fees during 2009 in the evaluation and transfer of substantially all of the derivative financial positions and remaining liability related to the energy trading account to a third party. Given these professional fees were directly related to the energy trading customer account, FCStone had not incurred similar charges in the prior two fiscal years and it is unlikely they recur in the next two years.

Results of Operations

Set forth below is the Company’s discussion of the results of its operations, as viewed by management, for the fiscal years 2009, 2008, and 2007, respectively. This discussion refers to both U.S. GAAP results and adjusted non-GAAP marked-to-market information, in accordance with the information presented in Item 6, ‘Selected Financial Data’. For the international equities, international debt capital markets, foreign exchange trading and asset management segments, there are no differences between the U.S. GAAP results and the adjusted marked-to-market results. Only the commodities trading segment has differences between the U.S. GAAP results and the adjusted marked-to-market results. However, this means that there are differences between the U.S. GAAP basis and marked-to-market basis total operating revenues, total contribution and net income. Please note that any term below that contains the word ‘adjusted’ refers to non-GAAP, marked-to-market information.

The discussion below relates only to continuing operations. All revenues and expenses relating to discontinued operations have been removed from disclosures of total revenues and expenses in all periods and are reflected in a net discontinued operations number.

Financial Overview

The following table shows an overview of our financial results.

(in millions) Year Ended September 30,	2009	% Change	2008	% Change	2007
FINANCIAL OVERVIEW
Total operating revenues	$91.3	(22)%	$117.0	147%	$47.3
Gross marked-to-market adjustment (non-GAAP)	6.9	n/m	(26.9)	n/m	23.4

Adjusted total operating revenues (non-GAAP)	98.2	9%	90.1	27%	70.7
Interest expense	8.0	(29)%	11.2	20%	9.3

Adjusted net revenues (non-GAAP)	90.2	14%	78.9	29%	61.4
Non-interest expenses	70.4	12%	62.9	32%	47.6

Adjusted income from operations, before tax (non-GAAP)	$19.8	24%	$16.0	16%	$13.8

Reconciliation of net revenues from U.S. GAAP to adjusted, non-GAAP numbers:
Net revenues	$83.3		$105.8		$38.0
Gross marked-to-market adjustment (non-GAAP)	6.9		(26.9)		23.4

Adjusted net revenues (non-GAAP)	$90.2		$78.9		$61.4

Reconciliation of income from operations, before tax from U.S. GAAP to adjusted, non-GAAP numbers:
Income before income tax and minority interest	$12.9		$42.9		$(9.6)
Gross marked-to-market adjustment (non-GAAP)	6.9		(26.9)		23.4

Adjusted income from operations, before tax (non-GAAP)	$19.8		$16.0		$13.8

2009 Operating Revenues vs. 2008 Operating Revenues

The Company’s operating revenues under U.S. GAAP for 2009 and 2008 were $91.3 million and $117.0 million, respectively. The Company’s decrease in operating revenues was primarily due to a decrease in reported operating revenues in the commodities trading business (before marked to market adjustments). This decrease was due primarily to declining base metal prices, partially offset by increases in operating revenues from precious metals, foreign exchange trading, and asset management.

The decrease in operating revenues from base metals was attributable to the decline in lead prices. Precious metals operating revenues increased as a result of increased customer business in our Dubai and Singapore subsidiaries, and operating revenues from foreign exchange trading increased 28%. Wider spreads produced by the global financial crisis were part of the reason for the increased foreign exchange trading revenues. There were also increases, off a lower base, in asset management revenues (78%) and international debt capital markets revenues (14%). Although our international equities market-making business enjoyed a record first half-year in 2009, partly because of near-panic conditions in the equities markets in the quarter ended December 31, 2008, there was a steep decline during the second half-year, caused by a lack of activity and volatility, with the result that operating revenues for this business segment for the year were $33.8 million compared with $33.9 million in 2008. See the segmental analysis below for additional information on activity in each of the segments.

Adjusted operating revenues increased by 9% from $90.1 million in 2008 to $98.2 million in 2009. The only difference between operating revenues and adjusted operating revenues, a non-GAAP measure, is the gross marked-to-market adjustment of $6.9 million and ($26.9) million for the fiscal year ended 2009 and 2008, respectively. The gross marked-to-market adjustment only affects the adjusted operating revenues in the commodities trading segment. Adjusted operating revenues are identical to operating revenues in all other segments.

2008 Operating Revenues vs. 2007 Operating Revenues

The Company’s operating revenues under U.S. GAAP for 2008 and 2007 were $117.0 million and $47.3 million, respectively. The increase in reported operating revenues was due to a substantial increase in reported operating revenues in the commodities trading business (before marked to market adjustments), and additionally was attributable to increases of 68% in foreign exchange trading, and 23% in equities market-making, offset by decreases of 33% in debt capital markets and 77% in asset management. Our trading and market-making segments generally performed well throughout the year, with the equities and foreign exchange trading businesses both experiencing a strong fourth quarter and the commodities trading business performing very well in the first half of the year. However, total operating revenues during the second half of the year and particularly in the fourth quarter were adversely affected by losses in the asset management segment. These arose as a result of reduced investment advisory fees and marked-to-market losses on the Company’s seed capital investments, directly related to redemptions from funds under management and to declining values of assets as the global financial crisis gathered pace. The Company’s assets under management in the asset management segment increased from $1.3 billion at September 30, 2007 to $2.3 billion at June 30, 2008 but then declined to $1.2 billion by September 30, 2008. The debt arrangement and placement business, accounted for in our debt capital markets segment, was also adversely affected by a sharp reduction in investment appetite during the year. See the segmental analysis below for additional information on activity in each of the segments.

Adjusted operating revenues increased by 27% from $70.7 million in 2007 to $90.1 million in 2008. The only difference between operating revenues and adjusted operating revenues, a non-GAAP measure, is the gross marked-to-market adjustment of ($26.9) million and $23.4 million for the fiscal year ended 2008 and 2007, respectively. The gross marked-to-market adjustment only affects the adjusted operating revenues in the commodities trading segment. Adjusted operating revenues are identical to operating revenues in all other segments.

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

Segment Information: The following table sets forth information concerning the Company’s principal business segments.

(in millions) Year Ended September 30,	2009	% Change	2008	% Change	2007
SEGMENTAL RESULTS
International equities market-making
- operating revenues	$33.8	(0)%	$33.9	23%	$27.5
- variable expenses	15.5	(5)%	16.3	19%	13.7

- contribution	$18.3	4%	$17.6	28%	$13.8

Foreign exchange trading
- operating revenues	$30.4	28%	$23.8	68%	$14.2
- variable expenses	8.6	41%	6.1	97%	3.1

- contribution	$21.8	23%	$17.7	59%	$11.1

Commodities trading
- operating revenues	$19.2	(61)%	$49.7	n/m	$(9.2)
- gross marked-to-market adjustment (non-GAAP)	6.9	n/m	(26.9)	n/m	23.4

- adjusted operating revenues (non-GAAP)	26.1	14%	22.8	61%	14.2
- variable expenses	6.9	53%	4.5	61%	2.8

- contribution (non-GAAP)	$19.2	5%	$18.3	61%	$11.4

International debt capital markets
- operating revenues	$4.9	14%	$4.3	(33)%	$6.4
- variable expenses	0.7	40%	0.5	(72)%	1.8

- contribution	$4.2	11%	$3.8	(17)%	$4.6

Asset management
- operating revenues	$3.2	78%	$1.8	(77)%	$7.7
- variable expenses	0.9	(55)%	2.0	0%	2.0

- contribution	$2.3	n/m	$(0.2)	n/m	$5.7

Other
- operating revenues	$(0.2)	n/m	$3.5	400%	$0.7
- variable expenses	0.1	(50)%	0.2	100%	0.1

- contribution	$(0.3)	n/m	$3.3	450%	$0.6

Total Segmental Results
- operating revenues	$91.3	(22)%	$117.0	147%	$47.3
- gross marked-to-market adjustment (non-GAAP)	6.9	n/m	(26.9)	n/m	23.4

- adjusted operating revenues (non-GAAP)	98.2	9%	90.1	27%	70.7
- variable expenses	32.7	10%	29.6	26%	23.5

- adjusted contribution (non-GAAP)	$65.5	8%	$60.5	28%	$47.2

Reconciliation of commodities trading contribution from U.S. GAAP to adjusted, non-GAAP numbers:
Total commodities trading contribution (U.S. GAAP)	$12.3		$45.2		$(12.0)
Gross marked to market adjustment	6.9		(26.9)		23.4

Adjusted commodities trading contribution (non-GAAP)	$19.2		$18.3		$11.4

Reconciliation of contribution from U.S. GAAP to adjusted, non-GAAP numbers:
Total contribution (U.S. GAAP)	$58.6		$87.4		$23.8
Gross marked to market adjustment	6.9		(26.9)		23.4

Adjusted contribution (non-GAAP)	$65.5		$60.5		$47.2

2009 vs. 2008 Segmental Analysis

The net contribution of all the Company’s business segments decreased 49% from $87.4 million in 2008 to $58.6 million in 2009. The adjusted net contribution of all the Company’s business segments increased 8% from $60.5 million in 2008 to $65.5 million in 2009. Net contribution consists of operating revenues less direct clearing and clearing related charges and variable compensation paid to traders. Variable compensation is paid to traders on the basis of a fixed percentage of the aggregate of revenues less clearing and related charges, base salaries and a fixed overhead allocation. Net contribution is one of the key measures used by management to assess the performance of each segment.

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

Commodities trading – Operating revenues under U.S. GAAP decreased from $49.7 million in 2008 to $19.2 million in 2009. Adjusted operating revenues increased by 14% from $22.8 million in 2008 to $26.1 million in 2009. The only difference between operating revenues and adjusted operating revenues, a non-GAAP measure, is the gross marked-to-market adjustment of $6.9 million and ($26.9) million for the fiscal year ended 2009 and 2008, respectively.

Precious metals operating revenues increased 93% from $9.5 million in 2008 to $18.3 million in 2009. Precious metals adjusted operating revenues increased 70% from $10.6 million in 2008 to $18.0 million in 2009. Both operating revenues and adjusted operating revenues increased as a result of increased customer business in our Dubai and Singapore subsidiaries.

Base metals operating revenues decreased 98% from $40.2 million in 2008 to $0.9 million in 2009. Base metals adjusted operating revenues decreased 34% from $12.2 million in 2008 to $8.1 million in 2009. The decrease in base metals operating revenues and adjusted operating revenues was primarily due to the decline in lead prices within our base metals division. Base metals operating revenues benefited during the first half of 2008 from a disparity between the price of auto batteries, which the Company recycles for their lead content, and the price at which it was able to sell lead to customers. With the rapid decline in lead prices during calendar 2008 and persistently low prices during much of 2009, this disparity also declined to the extent that recycling became less attractive in the second half of fiscal 2008 and most of fiscal 2009. Within base metals, increased copper revenues to some extent compensated for the decline in lead revenues.

The contribution attributable to this segment decreased 73% from $45.2 million in 2008 to $12.3 million in 2009. The adjusted contribution attributable to this segment increased 5% from $18.3 million in 2008 to $19.2 million in 2009. Variable expenses expressed as a percentage of operating revenues increased from 20% to 26%.

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

2008 vs. 2007 Segmental Analysis

The net contribution of all the Company’s business segments increased 267% from $23.8 million in 2007 to $87.4 million in 2008. The adjusted net contribution of all the Company’s business segments increased 28% from $47.2 million in 2007 to $60.5 million in 2008. Net contribution consists of operating revenues less direct clearing and clearing related charges and variable compensation paid to traders. Variable compensation is paid to traders on the basis of a fixed percentage of the aggregate of revenues less clearing and related charges, base salaries and a fixed overhead allocation. Net contribution is one of the key measures used by management to assess the performance of each segment.

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

Commodities trading – Operating revenues under U.S. GAAP increased from a loss of $9.2 million in 2007 to operating revenues of $49.7 million in 2008. Adjusted operating revenues increased by 61% from $14.2 million in 2007 to $22.8 million in 2008. The only difference between operating revenues and adjusted operating revenues, a non-GAAP measure, is the gross marked-to-market adjustment of ($26.9) million and $23.4 million for the fiscal year ended 2008 and 2007, respectively. This increase in operating revenues was primarily due to increase in both precious and base metal divisions in 2008.

Precious metals operating revenues increased from $6.2 million in 2007 to $9.5 million in 2008. Precious metals adjusted operating revenues increased 51% from $7.0 million in 2007 to $10.6 million in 2008. Both operating revenues and adjusted operating revenues increased as a result of increased customer business and additional business done by our Dubai joint venture and from our Singapore office.

Base metals operating revenues increased from a loss of $15.4 million in 2007 to $40.2 million in 2008. Base metals adjusted operating revenues increased 69% from $7.2 million in 2007 to $12.2 million in 2008. Base metals operating revenues and adjusted operating revenues benefited during the first half of 2008 from a disparity between the price of automobile batteries, which the Company recycles for their lead content, and the price at which it was able to sell lead to customers. With the rapid decline in lead prices during calendar 2008, this disparity also declined to the extent that recycling became less attractive in the second half of fiscal 2008.

The net contribution attributable to this segment increased from a loss of $12.0 million in 2007 to $45.2 million in 2008. The adjusted contribution attributable to this segment increased 61% from $11.4 million to $18.3 million. Variable expenses expressed as a percentage of operating revenues decreased marginally from 20% to 19%.

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

Recently Issued Accounting Standards

The details for recently issued accounting standards can be found under Note 2 of the Consolidated Financial Statements.

Item 15.	Exhibits

Exhibit No.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ASSETS HOLDING CORPORATION

By:	/S/ SEAN M. O’CONNOR
Sean M. O’Connor,
Chief Executive Officer

Dated: August 27, 2010

By:	/S/ WILLIAM J. DUNAWAY
William J. Dunaway,
Chief Financial Officer

Dated: August 27, 2010

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