Form 10-K/A
period 2010-09-30
INTERNATIONAL ASSETS HOLDING CORP
filed 2010-12-16
CIK 913760

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

As of December 10, 2010, there were 17,612,522 shares of the registrant’s common stock outstanding.

INTERNATIONAL ASSETS HOLDING CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on February 24, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Explanatory Note

International Assets Holding Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2010, which was originally filed on December 15, 2010 (the “Original Filing”), to amend the cover page to the Form 10-K to correct the number of shares of the registrant’s common stock outstanding as of December 10, 2010. The Original Filing incorrectly stated that there were 10,612,522 outstanding shares as of December 10, 2010. The correct number is 17,612,522 shares.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment amends the Original Filing and contains new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. This Amendment does not affect any other parts of, or exhibits to the Original Filing, and those unaffected parts or exhibits are not included in this Amendment. Except as expressly stated in this Amendment, the Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosure contained in the Amendment to reflect events that have occurred since the filing of the Original Filing.

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

INTERNATIONAL ASSETS HOLDING CORPORATION

By:	/S/ SEAN M. O’CONNOR
Sean M. O’Connor,
Chief Executive Officer

Dated:	December 16, 2010

By:	/S/ WILLIAM J. DUNAWAY
William J. Dunaway,
Chief Financial Officer

Dated:	December 16, 2010

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.