Form 10-Q
period 2010-12-31
INTERNATIONAL ASSETS HOLDING CORP
filed 2011-02-09
CIK 913760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

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

As of February 7, 2011, there were 18,054,688 shares of the registrant’s common stock outstanding.

INTERNATIONAL ASSETS HOLDING CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Balance Sheets

(in millions, except par value and share amounts)	December 31, 2010	September 30, 2010
	(Unaudited)

ASSETS
Cash and cash equivalents	$78.0	$81.9
Cash, securities and other assets segregated under federal and other regulations (including $21.7 and $0.8 at fair value at December 31, 2010 and September 30, 2010, respectively)	47.1	15.3
Securities purchased under agreements to resell	214.8	342.0

Deposits and receivables from:
Exchange-clearing organizations (including $761.8 and $906.4 at fair value at December 31, 2010 and September 30, 2010, respectively)	990.6	903.4
Broker-dealers, clearing organizations and counterparties (including $9.5 and $56.1 at fair value at December 31, 2010 and September 30, 2010, respectively)	114.8	173.9

Receivables from customers, net	78.8	78.0
Notes receivable, net	58.9	29.2
Income taxes receivable	7.9	9.4
Financial instruments owned, at fair value	175.3	159.8
Physical commodities inventory, at cost	153.7	125.0
Deferred income taxes	20.3	21.0
Property and equipment, net	8.1	7.3
Goodwill and intangible assets, net	57.9	53.4
Other assets	27.1	22.1

Total assets	$2,033.3	$2,021.7

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $30.0 and $32.3 at fair value at December 31, 2010 and September 30, 2010)	$103.5	$99.4
Payables to:
Customers	1,257.1	1,351.0
Broker-dealers, clearing organizations and counterparties	8.3	3.9
Lenders under loans and overdrafts	188.9	114.9
Income taxes payable	2.5	2.8
Financial instruments sold, not yet purchased, at fair value	208.4	189.6

	1,768.7	1,761.6
Subordinated debt	—	0.5
Convertible subordinated notes payable	11.2	16.7

Total liabilities	1,779.9	1,778.8

Commitments and contingencies (see Notes 12 and 13)

Equity:
International Assets Holding Corporation shareholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 30,000,000 shares; 17,926,036 issued and 17,914,779 outstanding at December 31, 2010 and 17,612,792 issued and 17,601,535 outstanding at September 30, 2010	0.2	0.2
Common stock in treasury, at cost - 11,257 shares at December 31, 2010 and September 30, 2010	(0.1)	(0.1)
Additional paid-in capital	190.8	184.6
Retained earnings	63.7	59.7
Accumulated other comprehensive loss	(2.8)	(3.1)

Total International Assets Holding Corporation shareholders’ equity	251.8	241.3

Noncontrolling interests	1.6	1.6

Total equity	253.4	242.9

Total liabilities and equity	$2,033.3	$2,021.7

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Income Statements

(Unaudited)

	Three Months Ended December 31,
(in millions, except share and per share amounts)	2010	2009
Revenues:
Sales of physical commodities	$16,208.8	$7,949.7
Trading gains	17.1	1.8
Commission and clearing fees	36.6	29.9
Consulting and management fees	5.4	4.2
Interest income	2.5	1.4
Other income	0.4	—

Total revenues	16,270.8	7,987.0
Cost of sales of physical commodities	16,174.1	7,927.4

Operating revenues	96.7	59.6
Interest expense	3.8	2.5

Net revenues	92.9	57.1

Non-interest expenses:
Compensation and benefits	42.5	24.1
Clearing and related expenses	20.2	18.5
Communication and data services	3.5	2.6
Introducing broker commissions	5.4	4.2
Occupancy and equipment rental	1.8	1.6
Professional fees	2.1	1.8
Depreciation and amortization	1.0	0.2
Bad debts and impairments	2.4	0.6
Other	8.1	4.0

Total non-interest expenses	87.0	57.6

Income (loss) from operations, before tax	5.9	(0.5)
Income tax expense (benefit)	2.1	(0.2)

Net income (loss) before discontinued operations	3.8	(0.3)
(Income) loss from discontinued operations, net of tax	(0.2)	0.8

Income (loss) before extraordinary loss	4.0	(1.1)
Extraordinary loss	—	3.4

Net income (loss)	4.0	(4.5)
Less: Net income (loss) attributable to noncontrolling interests	—	(0.3)

Net income (loss) attributable to International Assets Holding Corporation common shareholders	$4.0	$(4.2)

Basic earnings (loss) per share:
Income from continuing operations attributable to International Assets Holding Corporation common shareholders	$0.22	$—
Income (loss) from discontinued operations attributable to International Assets Holding Corporation common shareholders	0.01	(0.05)
Extraordinary loss attributable to International Assets Holding Corporation common shareholders	—	(0.20)

Net income (loss) attributable to International Assets Holding Corporation common shareholders	$0.23	$(0.25)

Diluted earnings (loss) per share
Income from continuing operations attributable to International Assets Holding Corporation common shareholders	$0.21	$—
Income (loss) from discontinued operations attributable to International Assets Holding Corporation common shareholders	0.01	(0.05)
Extraordinary loss attributable to International Assets Holding Corporation common shareholders	—	(0.20)

Net income (loss) attributable to International Assets Holding Corporation common shareholders	$0.22	$(0.25)

Weighted-average number of common shares outstanding:
Basic	17,423,098	17,225,817

Diluted	18,424,125	17,225,817

Amounts attributable to International Assets Holding Corporation common shareholders:
Income from continuing operations, net of tax	$3.8	$—
(Income) loss from discontinued operations, net of tax	(0.2)	0.8
Extraordinary loss	—	3.4

Net income (loss)	$4.0	$(4.2)

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Cash Flow Statements

(Unaudited)

	Three Months Ended December 31,
(in millions)	2010	2009
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(3.1)	$130.4

Cash flows from investing activities:
Cash paid for acquisitions, net	(9.3)	—
Purchase of securities purchased under agreement to resell	(62.3)	—
Purchase of exchange memberships and common stock	(0.4)	(1.6)
Purchase of property and equipment	(1.3)	(1.0)

Net cash used in investing activities	(73.3)	(2.6)

Cash flows from financing activities:
Net change in payable to lenders under loans and overdrafts	74.1	(92.3)
Repayment of subordinated debt	(0.5)	(25.0)
Debt issuance costs	(1.2)	—
Exercise of stock options	0.1	0.6
Income tax benefit on stock awards exercised	—	0.1

Net cash provided by (used in) financing activities	72.5	(116.6)

Effect of exchange rates on cash and cash equivalents	—	0.1

Net (decrease) increase in cash and cash equivalents	(3.9)	11.3
Cash and cash equivalents at beginning of period	81.9	60.5

Cash and cash equivalents at end of period	$78.0	$71.8

Supplemental disclosure of cash flow information:
Cash paid for interest	$2.0	$2.1

Income taxes paid, net of cash refunds	$1.2	$(38.7)

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balances as of September 30, 2010	$0.2	$(0.1)	$184.6	$59.7	$(3.1)	$1.6	$242.9

Components of comprehensive income:
Net income				4.0		—	4.0
Change in unrealized loss on derivative instruments					0.3		0.3

Total comprehensive income					0.3		$4.3

Exercise of stock options	—		0.1				0.1
Stock-based compensation			0.5				0.5
Convertible note conversions			5.6				5.6

Balances as of December 31, 2010	$0.2	$(0.1)	$190.8	$63.7	$(2.8)	$1.6	$253.4

See accompanying notes to condensed consolidated financial statements.

INTERNATIONAL ASSETS HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation and Consolidation and Recently Issued Accounting Standards

International Assets Holding Corporation, a Delaware corporation, together with its consolidated subsidiaries (collectively “INTL” or “the Company”) form a financial services group focused on domestic and select international markets. The Company’s services include comprehensive risk management advisory services for commercial customers; execution of listed futures and options on futures contracts on all major commodity exchanges; structured over-the-counter (OTC) products in a wide range of commodities; physical trading and hedging of precious and base metals and select other commodities; trading of more than 130 foreign currencies; market-making in international equities; debt origination and asset management.

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated balance sheet as of September 30, 2010, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. All adjustments that, in the opinion of management and consisting only of a normal and recurring nature, are necessary for a fair presentation for the interim periods presented have been reflected as required by Rule 10-01 of Regulation S-X.

Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. It is suggested that these interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in the Company’s Form 10-K for the fiscal year ended September 30, 2010 filed with the Securities and Exchange Commission.

These condensed consolidated financial statements include the accounts of International Assets Holding Corporation and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. In accordance with the Consolidation Topic of the Accounting Standards Codification (ASC), the Company consolidates any variable interest entities for which it is the primary beneficiary, as defined.

The Company has a majority interest in the Blackthorn Multi-Advisor Fund, LP (“Blackthorn Fund”). The Blackthorn Fund is a commodity investment pool, which allocates most of its assets to third-party commodity trading advisors and other investment managers. The Blackthorn Fund engages in the speculative trading of a wide variety of commodity futures and option contracts, securities and other financial instruments. In addition to the majority interest that was acquired, a subsidiary of the Company is also the general partner of the Blackthorn Fund. Under the provisions of the Consolidations Topic of the ASC, the Company is required to consolidate the Blackthorn Fund as a variable interest entity since it is the general partner and owns a majority interest. The creditors of the Blackthorn Fund have no recourse to the general assets of the Company.

The Blackthorn Fund has net assets of $5.4 million as of December 31, 2010. The net assets of the Blackthorn fund consisted of cash and cash equivalents of $0.6 million, deposits and receivables from broker-dealers, clearing organizations and counterparties of $3.0 million, investments in managed funds of $1.8 million and less than $0.1 million in accounts payable and other accrued liabilities at December 31, 2010. Accordingly, the noncontrolling interest shown in the balance sheet includes the noncontrolling interest of the Blackthorn Fund of $1.7 million as of December 31, 2010. See Note 6 for discussion of fair value of the financial assets and liabilities.

Our fiscal year end is September 30, and our fiscal quarters end on December 31, March 31, June 30 and September 30. Unless otherwise stated, all dates refer to our fiscal years and fiscal interim periods.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. The most significant of these estimates and assumptions relate to fair value measurements for financial instruments and investments and the provision for potential losses from bad debts. Provisions for estimated bad debts are recorded on a specific identification basis. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (ASC) as the single source of authoritative U.S. GAAP. Subsequent revisions to U.S. GAAP will be incorporated into the ASC through Accounting Standards Updates (ASU). The following are recently issued accounting standards which may have a significant impact on the Company.

In June 2009, new guidance was issued on transfers and servicing of financial assets to eliminate the concept of a qualifying special-purpose entity, change the requirements for off balance sheet accounting for financial assets including limiting the circumstances where off balance sheet treatment for a portion of a financial asset is allowable, and require additional disclosures. The guidance was effective for the beginning of the Company’s 2011 fiscal year. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, new guidance was issued to revise the approach to determine when a variable interest entity (VIE) should be consolidated. The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIEs economic performance and shares in the significant risks and rewards of the entity. The guidance on VIEs requires companies to continually reassess VIEs to determine if consolidation is appropriate and provide additional disclosures. The guidance was effective for the beginning of the Company’s 2011 fiscal year. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, new guidance was issued to require new disclosures and clarify existing disclosure requirements about fair value measurements as set forth in the Fair Value Measurements and Disclosures Topic in the ASC. The guidance requires that a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, the guidance clarifies that for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance was effective for the Company as of the quarter ended March 31, 2010 except for the detailed level 3 rollforward disclosure, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance will not have a material impact on the Company’s disclosures in its consolidated financial statements.

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

The income tax expense from continuing operations of $2.1 million for the first quarter of fiscal 2011 and the income tax benefit of $0.2 million for the first quarter of fiscal 2010 reflect estimated federal, foreign and state taxes. For the first quarter of fiscal 2011, the Company’s effective tax rate was 34%, compared to 45% for the first quarter of fiscal 2010. The Company’s effective tax rate in the first quarter of fiscal 2011 is indicative of the estimated tax rate, while the effective rate for the first quarter of 2010 was impacted adversely by small reporting amounts, and is not indicative of the estimated tax rate.

The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction, various states, and various foreign jurisdictions. The Internal Revenue Service has commenced an examination of FCStone Group, Inc.’s (FCStone) U.S. income tax return for its fiscal year ended August 31, 2009. FCStone is a wholly owned subsidiary acquired on September 30, 2009. Additionally, both INTL and FCStone are under separate state examinations for various periods, ranging from August 31, 2006 through September 30, 2009.

Note 3 – Earnings per Share

Basic earnings per share has been computed by dividing net income by the weighted-average number of common shares outstanding. The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below.

	Three Months Ended December 31,
(in millions, except share amounts)	2010	2009
Numerator:
Income from continuing operations, net of tax	$3.8	$—
Less: (income) loss from discontinued operations	(0.2)	0.8
Less: Extraordinary loss	—	3.4

Diluted net income	$4.0	$(4.2)

Denominator:
Weighted average number of:
Common shares outstanding	17,423,098	17,225,817
Dilutive potential common shares outstanding:
Share-based awards	1,001,027	—

Diluted weighted-average shares	18,424,125	17,225,817

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the ASC. The dilutive effect of convertible debt is reflected in diluted net income per share by application of the if-converted method.

Options to purchase 412,503 and 1,583,735 shares of common stock for the three months ended December 31, 2010 and 2009, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.

The Company has unvested share-based payment awards that are considered participating securities and should be included in the computation of basic EPS using the two-class method. The Company has omitted disclosures related to the two-class method as the impact of the computation does not have a material effect on the condensed consolidated financial statements. Had the required disclosures been made for the three months ended December 31, 2010 and 2009, respectively, the Company’s basic earnings (loss) per share would have been reduced by less than $0.01 per share.

Note 4 – Receivables from customers and notes receivable, net

Receivables from customers, net and notes receivable, net include a provision for bad debts, which reflects our best estimate of probable losses inherent in the receivables from customers and notes receivable. The Company provides for an allowance for doubtful accounts based on a specific-identification basis. The Company continually reviews its provision for bad debts. The allowance for doubtful accounts related to receivables from customers is $9.0 million and $5.0 million at December 31, 2010 and September 30, 2010, respectively.

During the three months ended December 31, 2010, the Company recorded charges to bad debt expense of $4.2 million, primarily related to a customer to whom the Company had consigned gold, in the C&RM segment and a clearing customer deficit account in the CES segment. During the three months ended December 31, 2010, the Company recorded recoveries of $1.8 million of bad debt expense, including $1.3 million following a settlement relating to a disputed trade that was “given-up” to FCStone during the quarter ended June 30, 2010 by another futures commission merchant (the “FCM”) for a customer that held an account with us.

As a result of the acquisition of FCStone, the Company acquired notes receivable of $139.9 million at September 30, 2009 including promissory notes from certain customers and an introducing broker which arose from previous customer account deficits. At December 31, 2010 and September 30, 2010, notes receivable related to these certain customer account deficits were $127.7 million and $128.5 million, respectively. The Company is uncertain as to the full collectability of the contractual amounts, and no assurances can be given as to the amount and timing of recovery that may be obtained under the promissory notes. The allowance for doubtful accounts related to these promissory notes is $113.5 million at December 31, 2010 and September 30, 2010, respectively, and the Company estimates the collectability on these promissory notes to be $14.2 million at December 31, 2010 – see Note 20. The allowance for doubtful accounts related to total notes receivable was $114.1 million at December 31, 2010 and $114.2 million at September 30, 2010.

Activity in the allowance for doubtful accounts and notes was as follows:

(in millions)
Balance, September 30, 2010	$119.2
Provision for bad debts	4.2
Transfer in (1)	2.5
Deductions:
Charge-offs	(1.0)
Recoveries	(1.8)

Balance, December 31, 2010	$123.1

(1)	During the three months ended December 31, 2010, certain open position derivative contracts, which had a $2.5 million credit reserve at September 30, 2010 were closed, and the deficit account balance was reclassified from financial instruments owned to a receivable from customer. Accordingly, the previously established credit reserve amount was transferred into the allowance for doubtful accounts during the three months ended December 31, 2010.

Additionally, in the normal course of operations the Company accepts notes receivable under sale/repurchase agreements with customers whereby the customers sell certain commodity inventory and agree to repurchase the commodity inventory at a future date at either a fixed or floating rate. These transactions are short-term in nature, and are treated as secured borrowings rather than commodity inventory, purchases and sales in the Company’s condensed consolidated financial statements. At December 31, 2010 and September 30, 2010, the Company had outstanding notes receivable of $44.3 million and $13.6 million, respectively, related to this program.

Note 5 – Exchange Memberships and Stock

The Company holds certain commodity exchange membership seats and commodity exchange firm common stock, which are pledged for clearing purposes, providing the Company the right to process trades directly with the various exchanges. The Company acquired additional exchange firm common stock during the three months ended December 31, 2010 at a cost of $3.3 million, of which $2.9 million remained payable at December 31, 2010. Exchange memberships and common stocks pledged for clearing purposes are recorded at cost. The cost basis for exchange memberships and common stock pledged for clearing purposes was $14.0 million and $11.9 million at December 31, 2010 and September 30, 2010, respectively, and is included within ‘Other assets’ on the condensed consolidated balance sheets. The fair value of the exchange memberships and common stock pledged for clearing purposes was $13.3 million and $9.9 million at December 31, 2010 and September 30, 2010, respectively. At December 31, 2010, excess shares of exchange firm common stock, with a cost basis of $1.2 million, were reclassified as trading securities. The fair value of exchange stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. The Company monitors the fair value of exchange membership seats and common stock on a quarterly basis, and does not consider the current unrealized loss to be anything other than temporary impairment.

Note 6 – Assets and Liabilities, at Fair Value

The Company’s financial and nonfinancial assets and liabilities reported at fair value are included within the following captions on the condensed consolidated balance sheets:

•	Cash and cash equivalents

•	Securities segregated under federal and other regulations

•	Securities purchased under agreements to resell

•	Deposits and receivables from exchange-clearing organizations

•	Deposits and receivables from broker-dealers, clearing organizations and counterparties

•	Financial instruments owned

•	Accounts payable and other accrued liabilities

•	Payables to customers

•	Financial instruments sold, not yet purchased

The table below sets forth an analysis of the carrying value of financial instruments owned and financial instruments sold, not yet purchased. This is followed by tables that provide the information required by the Fair Value Measurements and Disclosures Topic of the ASC for all financial assets and liabilities that are carried at fair value.

	December 31, 2010		September 30, 2010
(in millions)	Owned	Sold, not yet purchased	Owned	Sold, not yet purchased
Common stock and ADR’s	$20.2	$28.3	$17.4	$8.5
Exchangeable foreign ordinary equities and ADR’s	15.6	7.1	6.6	7.5
Corporate and municipal bonds	15.2	—	13.1	—
U.S. and foreign government obligations	22.8	—	8.7	0.2
Derivatives	53.8	43.5	40.2	87.6
Commodities leases and unpriced positions	42.9	129.5	69.2	85.8
Mutual funds and other	2.4	—	2.1	—
Investment in managed funds	2.4	—	2.5	—

	$175.3	$208.4	$159.8	$189.6

Fair Value Hierarchy

The majority of financial assets and liabilities on the condensed consolidated balance sheets are reported at fair value. Cash and cash equivalents are reported at the balance held at financial institutions. Deposits with and receivables from exchange-clearing organizations and broker-dealers and FCMs and payables to customers and exchange-clearing organizations include the value of cash collateral as well as the value of money market funds and other pledged investments, primarily U.S. Treasury bills and securities issued by government sponsored entities. These balances also include the fair value of futures and options on futures determined by prices on the applicable exchange. Financial instruments owned and sold, not yet purchased include the value of U.S. and foreign government obligations, corporate debt securities, derivative financial instruments, commodities, mutual funds and investments in managed funds. The fair value of exchange common stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. Notes payable and subordinated debt carry variable rates of interest and thus approximate fair value.

The following tables set forth the Company’s financial and non financial assets and liabilities accounted for at fair value as of December 31, 2010 and September 30, 2010 by level within the fair value hierarchy. As required by the Fair Value Measurements and Disclosures Topic of the ASC, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy under the Fair Value Measurements and Disclosures Topic of the ASC are:

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

	December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - money market funds	$2.3	$—	$—	$—	$2.3

Commodities warehouse receipts	20.8				20.8
U.S. and foreign government obligations	—	0.9	—	—	0.9

Securities and other assets segregated under federal and other regulations	20.8	0.9	—	—	21.7

Securities purchased under agreements to resell	214.8	—	—	—	214.8

Money market funds	166.0	—	—	—	166.0
U.S. and foreign government obligations	—	1,317.1	—	—	1,317.1
Mortgage-backed securities	—	9.7	—	—	9.7
Derivatives	8,434.5	—	—	(9,165.5)	(731.0)

Deposits and receivables from exchange-clearing organizations	8,600.5	1,326.8	—	(9,165.5)	761.8

Common stock and ADR’s	33.3	1.3	1.2	—	35.8
Corporate and municipal bonds	—	7.1	8.1	—	15.2
U.S. and foreign government obligations	5.1	17.7	—	—	22.8
Derivatives (2)	347.8	1,007.6	—	(1,301.6)	53.8
Commodities leases and unpriced positions	—	89.4	—	(46.5)	42.9
Mutual funds and other	2.0	—	0.4	—	2.4
Investment in managed funds	—	1.8	0.6	—	2.4

Financial instruments owned	388.2	1,124.9	10.3	(1,348.1)	175.3

Total assets at fair value	$9,226.6	$2,452.6	$10.3	$(10,513.6)	$1,175.9

Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$30.0	$—	$30.0

Payables to customers - derivatives	10,324.6	—	—	(10,324.6)	—

Common stock and ADR’s	34.1	1.3	—	—	35.4
Derivatives (2)	356.0	958.8	—	(1,271.3)	43.5
Commodities leases and unpriced positions	—	171.6	—	(42.1)	129.5

Financial instruments sold, not yet purchased	390.1	1,131.7	—	(1,313.4)	208.4

Total liabilities at fair value	$10,714.7	$1,131.7	$30.0	$(11,638.0)	$238.4

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.
(2)	The derivatives include net unrealized gains (losses) that are reclassified to deposits and receivables from broker-dealers, clearing organizations and counterparties and receivables from customers of $9.5 million as of December 31, 2010, as a result of netting and collateral.

	September 30, 2010
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - money market funds	$0.3	$—	$—	$—	$0.3

U.S. and foreign government obligations	—	0.8	—	—	0.8

Securities segregated under federal and other regulations	—	0.8	—	—	0.8

Securities purchased under agreements to resell	342.0	—	—	—	342.0

Money market funds	428.2	—	—	—	428.2
U.S. and foreign government obligations	—	988.1	—	—	988.1
Mortgage-backed securities	—	10.0	—	—	10.0
Derivatives	4,228.1	—	—	(4,748.0)	(519.9)

Deposits and receivables from exchange-clearing organizations	4,656.3	998.1	—	(4,748.0)	906.4

Common stock and ADR’s	22.1	0.7	1.2	—	24.0
Corporate and municipal bonds	—	5.1	8.0	—	13.1
U.S. and foreign government obligations	2.8	5.9	—	—	8.7
Derivatives (2)	186.0	897.9	—	(1,043.7)	40.2
Commodities leases and unpriced positions	—	201.9	—	(132.7)	69.2
Mutual funds and other	1.7	—	0.4	—	2.1
Investment in managed funds	—	1.9	0.6	—	2.5

Financial instruments owned	212.6	1,113.4	10.2	(1,176.4)	159.8

Total assets at fair value	$5,211.2	$2,112.3	$10.2	$(5,924.4)	$1,409.3

Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$32.3	$—	$32.3

Payables to customers - derivatives	5,451.0	—	—	(5,451.0)	—

Common stock and ADR’s	15.5	0.5	—	—	16.0
U.S. and foreign government obligations	—	0.2	—	—	0.2
Derivatives (2)	189.3	859.5	—	(961.2)	87.6
Commodities leases and unpriced positions	—	127.2	—	(41.4)	85.8

Financial instruments sold, not yet purchased	204.8	987.4	—	(1,002.6)	189.6

Total liabilities at fair value	$5,688.1	$987.4	$—	$(6,453.6)	$221.9

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.
(2)	The derivatives include net unrealized gains (losses) that are reclassified to deposits and receivables from broker-dealers, clearing organizations and counterparties and receivables from customers of $56.1 million as of September 30, 2010, as a result of netting and collateral.

Realized and unrealized gains and losses are included within ‘Trading gains’ in the income statement.

Information on Level 3 Financial Assets and Liabilities

The Company’s financial assets at fair value classified within level 3 of the fair value hierarchy are summarized below:

(in millions)	As of December 31, 2010	As of September 30, 2010
Total level 3 assets	$10.3	$10.2
Level 3 assets for which the Company bears economic exposure	$10.3	$10.2
Total assets	$2,033.3	$2,021.7
Total financial assets at fair value	$1,175.9	$1,409.3
Total level 3 assets as a percentage of total assets	0.5%	0.5%
Level 3 assets for which the Company bears economic exposure as a percentage of total assets	0.5%	0.5%
Total level 3 assets as a percentage of total financial assets at fair value	0.9%	0.7%

The following tables set forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the three months ended December 31, 2010 including a summary of unrealized gains (losses) during the three months on the Company’s level 3 financial assets and liabilities still held at December 31, 2010.

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended December 31, 2010
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases, issuances, settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADR’s	$1.2	$—	$—	$—	$—	$1.2
Corporate and municipal bonds	8.0	—	0.1	—	—	8.1
Mutual funds and other	0.4	—	—	—	—	0.4
Investment in managed funds	0.6	—	—	—	—	0.6

	$10.2	$—	$0.1	$—	$—	$10.3

Liabilities -

Contingent liabilities	$32.3	$—	$1.4	$(3.7)	$—	$30.0

The Company is required to make additional future cash payments based on certain financial performance measures of its acquired businesses. The Company is required to remeasure the fair value of the cash earnout arrangements on a recurring basis in accordance with the guidance in the Business Combinations Topic of the ASC. The Company has classified its net liabilities for the contingent earnout arrangements within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. The estimated fair value of the contingent purchase consideration is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted employing present value techniques in arriving at the acquisition-date fair value. The discount rate was developed using market participant company data, a level 2 input in the fair value hierarchy. From the dates of acquisition to December 31, 2010, there have been no significant changes in the estimates of undiscounted cash flows. During that same time period, $1.4 million was accreted to the fair value of the contingent consideration for the passage of time, with the corresponding expense classified as other operating expense in the accompanying condensed consolidated income statement.

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

The Company reports transfers in and out of Levels 1, 2 and 3, as applicable, using the fair value of the securities as of the beginning of the reporting period in which the transfer occurred. The Company did not have any transfers between Level 1 and Level 2 fair value measurements for the three months ended December 31, 2010. The Company transferred $0.7 million of U.S. and foreign obligations from Level 3 to Level 2 during the three months ended December 31, 2009. The Company re-evaluated the observability of the inputs for the fair value of the securities that were transferred into Level 2 from Level 3 and determined that there was improvement in the market for these securities and that resulted in the Company being able to utilize inputs that were observable.

The following tables summarize the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses of the Company’s investment securities classified as available-for-sale at December 31, 2010 and September 30, 2010:

December 31, 2010
Amounts included in financial instruments owned:

	Amortized Cost	Unrealized Holding (1)		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government securities and federal agency obligations	$5.0	$—	$—	$5.0

Corporate bonds	5.1	—	—	5.1

	$10.1	$—	$—	$10.1

(1)	Unrealized gain/loss on financial instruments owned as of December 31, 2010, is less than $50 thousand.

Amounts included in deposits with and receivables from exchange-clearing organizations:

	Amortized Cost	Unrealized Holding		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government securities and federal agency obligations	$1,263.0	$0.3	$—	$1,263.3

Mortgage-backed securities	9.6	—	0.1	9.7

	$1,272.6	$0.3	$0.1	$1,273.0

September 30, 2010
Amounts included in financial instruments owned:

	Amortized Cost	Unrealized Holding (1)		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government securities and federal agency obligations	$5.0	$—	$—	$5.0
Corporate bonds	5.1	—	—	5.1

	$10.1	$—	$—	$10.1

(1)	Unrealized gains/losses on financial instruments as of September 30, 2010, is less than $10 thousand.

Amounts included in deposits with and receivables from exchange-clearing organizations:

	Amortized Cost	Unrealized Holding		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government securities and federal agency obligations	$936.0	$0.4	$—	$936.4

Mortgage-backed securities	10.1	—	(0.1)	10.0

	$946.1	$0.4	$(0.1)	$946.4

At December 31, 2010 and September 30, 2010, investments in debt securities classified as available-for-sale mature as follows:

December 31, 2010
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government securities and federal agency obligations	$1,208.1	$60.2	$1,268.3
Corporate bonds	5.1	—	5.1
Mortgage-backed securities	—	9.7	9.7

	$1,213.2	$69.9	$1,283.1

September 30, 2010
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government securities and federal agency obligations	$876.0	$65.4	$941.4
Corporate bonds	—	5.1	5.1
Mortgage-backed securities	—	10.0	10.0

	$876.0	$80.5	$956.5

There were no sales of AFS Securities during three months ended December 31, 2010, and as a result, no realized gains or losses were recorded for the three months ended December 31, 2010 and 2009.

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

Note 7 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements at December 31, 2010 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to December 31, 2010. The total of $208.4 million at December 31, 2010 includes $43.5 million for derivative contracts, which represent a liability to the Company based on their fair values as of December 31, 2010.

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

Listed below are the fair values of trading-related derivatives as of December 31, 2010 and September 30, 2010. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	December 31, 2010		September 30, 2010
(In millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$8,376.3	$10,240.3	$4,126.2	$5,332.6
OTC commodity derivatives	873.0	880.6	563.3	562.9
Exchange-traded foreign exchange derivatives	47.0	69.8	84.6	98.7
OTC Foreign exchange derivatives (2)	479.9	431.9	512.6	478.3
Interest rate derivatives	10.4	11.6	22.5	18.6
Equity index derivatives	3.3	4.5	2.8	7.6

Derivative contracts accounted for as hedges:
Interest rate derivatives	—	0.7	—	1.1

Gross fair value of derivative contracts	9,789.9	11,639.4	5,312.0	6,499.8
Counterparty netting
Impact of netting and collateral	(10,467.1)	(11,595.9)	(5,791.7)	(6,412.2)

Total fair value included in ‘Deposits and receivables from exhange-clearing organizations’	$(731.0)		$(519.9)

Total fair value included in ‘Financial instruments owned, at fair value’	$53.8		$40.2

Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$43.5		$87.6

(1)	As of December 31, 2010 and September 30, 2010, the Company’s derivative contract volume for open positions was approximately 4.3 million and 3.5 million contracts, respectively.
(2)	In accordance with agreements with counterparties, the Company is allowed to periodically take advances against its open trade fair value. Amount excludes advances against open trade fair value of $30.8 and $27.0 million outstanding at December 31, 2010 and September 30, 2010, respectively.

The Company’s derivative contracts are principally held in its Commodities and Risk Management Services (C&RM) segment. The Company assists its C&RM segment customers in protecting the value of their future production by entering into option or forward agreements with them on an OTC basis. The Company also provides its C&RM segment customers with sophisticated option products, including combinations of buying and selling puts and calls. The Company mitigates its risk by effecting offsetting trades with market counterparties. The risk mitigation of these offsetting trades is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC. These derivative contracts are traded along with cash transactions because of the integrated nature of the markets for these products. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies. In particular, the risks related to derivative positions may be partially offset by inventory, unrealized gains in inventory or cash collateral paid or received.

The following table sets forth by major risk type the firm’s gains/(losses) related to derivative financial instruments for the three months ended December 31, 2010 and 2009, in accordance with the Derivatives and Hedging Topic of the ASC. The gains/(losses) set forth below are included in ‘Trading gains’ in the consolidated income statements.

(In millions)	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009
Gains (losses) from derivative contracts	$(19.2)	$(18.1)

Total	$(19.2)	$(18.1)

Periodically, the Company uses interest rate swap contracts to hedge certain forecasted transactions. The Company’s primary objective in holding these types of derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company has two interest rate swap contracts at December 31, 2010, each with a notional amount of $50 million, which were entered into in order to hedge potential changes in cash flows resulting from the Company’s variable rate LIBOR based borrowings. These derivatives will mature in less than a year.

The interest rate swaps were initially classified under the Derivatives and Hedging Topic of the ASC as cash flow hedges. As a result of a decrease in borrowings by the Company, it was determined that one of the interest rate swaps no longer met the criteria, specified under the Derivatives and Hedging Topic, to allow for the deferral of the effective portion of unrecognized hedging gains or losses in other comprehensive income or loss since all of the forecasted variable interest payments are not expected to occur. However, the Company expects that a portion of those forecasted transactions are still expected to occur. The amount remaining in accumulated other comprehensive income or loss relating to transactions that are still expected to occur for the discontinued hedge is a loss of $0.2 million as of December 31, 2010.

The remaining unrecognized loss relating to both interest rate swaps of $0.6 million in accumulated other comprehensive income (loss) at December 31, 2010 will be recognized as the forecasted payments affect interest expense. The ineffective portion of the swap gain or loss was a gain of $0.3 million and $0.2 million for the three months ended December 31, 2010 and 2009, respectively, and is included in ‘Trading gains’ on the condensed consolidated income statements.

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

The majority of the Company’s transactions and, consequently, the concentration of its credit exposure are with commodity exchanges, customers, broker-dealers and other financial institutions. These activities primarily involve collateralized and uncollateralized arrangements and may result in credit exposure in the event that a counterparty fails to meet its contractual obligations. The Company’s exposure to credit risk can be directly impacted by volatile financial markets, which may impair the ability of counterparties to satisfy their contractual obligations. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits based upon a review of the counterparties’ financial condition and credit ratings. The Company monitors collateral levels on a daily basis for compliance with regulatory and internal guidelines and requests changes in collateral levels as appropriate.

The Company is a party to financial instruments in the normal course of its business through customer and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held at December 31, 2010 and September 30, 2010 were adequate to minimize the risk of material loss that could be created by positions held at that time. The Company periodically purchases credit insurance and credit-default swaps that provides some coverage against counterparty risk. The Company records the insurance premiums as a prepaid asset and amortizes that over the term of the policy or contract. The Company records credit-default swaps at fair value, as a financial instrument owned. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting, or customer agreements which reduce the exposure to the Company.

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

Note 8 – Physical Commodities Inventory

Physical commodities inventory is valued at the lower of cost or fair value, determined using the weighted-average cost method. Commodities in process include commodities in the process of being recycled. At December 31, 2010 and September 30, 2010, $152.9 million and $124.8 million, respectively, of physical commodities inventory served as collateral under one of the Company’s credit facilities, as detailed further in Note 11. The carrying values of the Company’s inventory at December 31, 2010 and September 30, 2010 are shown below.

(in millions)	December 31, 2010	September 30, 2010
Commodities in process	$0.8	$3.6
Finished commodities	152.9	121.4

	$153.7	$125.0

Note 9 – Goodwill

The goodwill acquired during the quarter ended December 31, 2010, within the C&RM segment, related to an acquisition that was considered immaterial to the Company – see Note 16. The carrying value of goodwill as of the balance sheet dates by segment is as follows:

(in millions)	December 31, 2010	September 30, 2010
Commodity and Risk Management Services	$30.9	$28.7
Foreign Exchange	6.3	6.3
Securities	1.5	1.5
Other	3.8	3.8

Goodwill	$42.5	$40.3

Note 10 – Intangible Assets

Intangible assets acquired during the quarter ended December 31, 2010 related to an acquisition - see Note 16. The gross and net carrying value of intangible assets as of the balance sheet dates, by major intangible asset class are as follows:

	December 31, 2010			September 30, 2010
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Noncompete agreement	$3.7	$(0.8)	$2.9	$3.3	$(0.5)	$2.8
Trade name	0.6	(0.4)	0.2	0.8	(0.4)	0.4
Software programs/platforms	2.1	(0.3)	1.8	2.1	(0.2)	1.9
Customer base	8.9	(0.5)	8.4	7.4	(0.4)	7.0

	15.3	(2.0)	13.3	13.6	(1.5)	12.1

Intangible assets not subject to amortization
Trade name	2.1	—	2.1	1.0	—	1.0

Total intangible assets	$17.4	$(2.0)	$15.4	$14.6	$(1.5)	$13.1

Amortization expense related to intangible assets was $0.5 million and less than $0.1 million for the three months ended December 31, 2010 and 2009, respectively. At December 31, 2010, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2011 (remaining nine months)	$1.8
Fiscal 2012	2.3
Fiscal 2013	1.6
Fiscal 2014	0.9
Fiscal 2015	0.7
Fiscal 2016	0.4
Fiscal 2017 and thereafter	5.6

$13.3

Note 11 – Credit Facilities

As of December 31, 2010, the Company had four credit facilities under which the Company may borrow up to $340.0 million, subject to certain conditions. The amounts outstanding under these credit facilities are short term borrowings and carry variable rates of interest, thus approximating fair value.

A summary of the Company’s credit facilities in place at December 31, 2010 is as follows:

•

A one-year, renewable, revolving syndicated committed loan facility established on September 22, 2010 under which the Company’s subsidiary, INTL Commodities, Inc. (INTL Commodities) is entitled to borrow up to $140 million, subject to certain conditions. The loan proceeds are used to finance the activities of INTL Commodities and are secured by its assets. The facility is guaranteed by the Company.

•

A three-year syndicated committed loan facility established on October 29, 2010 under which the Company is entitled to borrow up to $75 million, subject to certain conditions. The loan proceeds are used to finance working capital needs of the Company and certain subsidiaries.

•

An unsecured committed line of credit with a syndicate of lenders under which the Company’s subsidiary, FCStone, LLC may borrow up to $75.0 million. This line is intended to provide short term funding of margin to commodity exchanges as necessary and is subject to annual review.

•

A one-year uncommitted borrowing facility with a syndicate of lenders established on December 2, 2010 under which the Company’s subsidiary, FCStone Financial, Inc. is entitled to borrow up to $50 million, subject to certain conditions. The loan proceeds are used to finance traditional commodity financing arrangements.

The Company’s credit facilities and outstanding borrowings were as follows as of December 31, 2010 and September 30, 2010:

(in millions)			Amounts Outstanding
Security	Renewal / Expiration Date	Total Commitment	December 31, 2010	September 30, 2010
Certain pledged shares	October 1, 2013	$75.0	$38.0	$—
Certain foreign exchange assets	Terminated October 2010	—	—	12.5
Certain pledged shares	Terminated October 2010	—	—	11.9
Certain commodities assets	September 21, 2011	140.0	119.5	90.5
None	June 22, 2011	75.0	—	—
Certain commodities assets	December 1, 2011	50.0	31.4	—
None	Terminated December 2010	—	—	0.5

		$340.0	$188.9	$115.4

During fiscal 2011, $215 million of the Company’s committed credit facilities are scheduled to expire. While there is no guarantee that we will be able to replace current agreements when they expire, based on our strong liquidity position and capital structure the Company believes it will be able to do so.

The Company’s facility agreements contain covenants relating to financial measures such as minimum net worth, minimum working capital, minimum regulatory capital, minimum cumulative EBITDA and minimum interest coverage ratios. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of December 31, 2010, the Company was in compliance with all of its covenants under its credit facilities.

Note 12 – Convertible Subordinated Notes

The Company had $11.2 million and $16.7 million in aggregate principal amount of the Company’s senior subordinated convertible notes due September 2011 (the Notes) outstanding as of December 31, 2010 and September 30, 2010, respectively. The Notes are general unsecured obligations of the Company and bear interest at the rate of 7.625% per annum, payable quarterly in arrears.

During December 2010, holders of $5.5 million in principal amount of the Notes converted the principal and accrued interest of $0.1 million into 255,359 shares of common stock of the Company. As of December 31, 2010, the remaining Notes are convertible by the holders into 516,604 shares of common stock of the Company at a conversion price of $21.79 per share. Subsequent to December 31, 2010, the Company received conversion notices from a noteholder to convert an additional $1.3 million of principal amount of the Notes.

If the dollar-volume weighted-average price of the common stock exceeds $38.25 per share, subject to certain adjustments, for any twenty out of thirty consecutive trading days, the Company will have the right to require the holders of the Notes to convert all or any portion of the Notes into shares of common stock at the then-applicable conversion price.

In the event that the consolidated net interest coverage ratio, as set forth in the Notes, for the 12 months preceding the end of any fiscal quarter is less than 2.0, the interest rate on the Notes will be increased by 2.0% to 9.625% per annum, effective as of the first day of the following fiscal quarter. Through the quarter ended December 31, 2010, the consolidated net interest coverage ratio has exceeded 2.0 and no such increase has been necessary.

The Company entered into a separate Registration Rights Agreement with the holders of the Notes, under which the Company was required to file with the U.S. Securities and Exchange Commission (the “SEC”) a Registration Statement on Form S-3 within a specified period of time. The Registration Statement was declared effective by the SEC on October 24, 2006. The Company is required, under the Registration Rights Agreement, to maintain the effectiveness of the Registration Statement, failing which it could become liable to pay holders of the Notes liquidated damages of 1% of the value of the Notes, plus a further 1% for every 30 days that it remains ineffective thereafter, up to an aggregate maximum of 10% of the value of the Notes. At December 31, 2010 the Company was in compliance with its requirements under the Registration Rights Agreement.

Note 13 – Commitments and Contingencies

Contingent Liabilities - Acquisitions

The Company has a contingent liability relating to the acquisition of Hencorp Becstone Futures, L.C. (Hencorp Futures), which occurred during the first quarter of 2011, which may result in the payment of additional consideration – see Note 16. The acquisition date fair value of additional consideration is remeasured to its fair value each quarter, with changes in fair value recorded in earnings. The present value of the estimated total purchase price, including contingent consideration, is $6.0 million at December 31, 2010, of which $2.3 million has not been paid and is included within ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.

The Company has a contingent liability relating to the acquisition of the Hanley Companies, which occurred during the fourth quarter of 2010, which may result in the payment of additional consideration. The acquisition date fair value of additional consideration is remeasured to its fair value each quarter, with changes in fair value recorded in earnings. The change in fair value for the three months ended December 31, 2010 was $1.2 million, and is included within ‘other expense’ in the condensed consolidated income statement. The present value of the estimated total purchase price, including contingent consideration, is $48.6 million at December 31, 2010, of which $16.8 million has not been paid and is included within ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.

The Company has a contingent liability relating to the acquisition of the RMI Companies, which occurred during the third quarter of 2010, which may result in the payment of additional consideration. The acquisition date fair value of additional consideration is remeasured to its fair value each quarter, with changes in fair value recorded in earnings. The change in fair value for the three months ended December 31, 2010 was $0.2 million, and is included within ‘other expense’ in the condensed consolidated income statement. The present value of the estimated total purchase price, including contingent consideration, is $16.9 million at December 31, 2010, of which $10.9 million has not been paid and is included within ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.

The Company has a contingent liability relating to the acquisition of Compania Inversora Bursatil S.A. Sociedad de Bolsa (CIBSA), which occurred during the third quarter of 2009. The Company paid approximately $1.7 million on the date of purchase and was obligated to make additional payments, depending on the level of revenues achieved. Under the purchase agreement, the Company was obligated to pay an amount equal to 25% of the net revenues if such net revenues are in excess of $2.5 million and up to $3.0 million, 35% of the net revenues in excess of $3.0 million and up to $4.0 million, and 40% of the net revenues in excess of $4.0 million for each of the two twelve-month periods ending March 31, 2010 and 2011 to the sellers as additional consideration. The Company has a contingent liability to pay additional consideration relating to the provisions of this agreement in May 2011, if the net revenues exceed the specific net revenue target, with any amounts paid as additional consideration under this agreement being recorded as goodwill.

Convertible Subordinated Notes

As discussed in Note 12 – Convertible Subordinated Notes, the Notes may be converted into shares of common stock of the Company at any time by the holders. The Notes also contain a provision to increase the interest rate by 2%, subject to certain conditions measured on a quarterly basis.

Securities Litigation

FCStone and certain officers of FCStone were named as defendants in an action filed in the United States District Court for the Western District of Missouri on July 15, 2008. A consolidated amended complaint was subsequently filed on September 25, 2009. The action, which purported to be brought as a class action on behalf of purchasers of FCStone common stock between November 15, 2007 and February 24, 2009, sought to hold defendants liable under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 for allegedly false statements and failure to disclose adverse facts relating to an interest rate hedge, the bad debt reserve of FCStone and losses sustained by FCStone in connection with energy trades in a customer account. On November 16, 2010, the Court denied FCStone’s motion to dismiss and granted the plaintiffs leave to amend the complaint on or before December 15, 2010. The plaintiffs chose not to amend and replead the complaint with respect to the interest rate hedge and FCStone’s bad debt reserve. Plaintiffs’ amended complaint deals only with the losses sustained in connection with energy trades in a customer account. As a result, the class of shareholders on whose behalf this action is purportedly brought will include shareholders who purchased FCStone common stock from a date, not yet determined, after November 15, 2007 and possibly as late as November 1, 2008.

Convertible Noteholder Litigation

On December 14, 2010, the Company received a conversion notice from a noteholder of $3.7 million in principal amount of the Company’s Notes. The noteholder converted the principal amount and accrued interest into 173,966 shares of common stock of the Company. On December 16, 2010, the Company and the noteholder entered into a Stipulation of Discontinuance, with the effect of discontinuing its lawsuit against the Company.

Apart from the above, there have been no material developments in previously reported litigation, and no other reportable events have occurred during the quarter ended December 31, 2010 or through the date of this filing.

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

Impairment

The Company recorded an impairment charge of $0.7 million in the first quarter of 2010 in connection with INTL Sieramet LLC, a corporation in which it holds a 55% equity interest. This amount is recorded in ‘Bad debts and impairments’ under the ‘Non-interest expenses’ section of the condensed consolidated income statements for the three months ended December 31, 2010. The impairment charge recognizes the pending liquidation of INTL Sieramet and the possibility that there may be incomplete recovery of the full value of its assets.

Change in Control Contingency

In connection with the acquisition of FCStone, certain of FCStone’s management and executive officers are participants in FCStone’s Change in Control Severance Plan (the “Severance Plan). The Severance Plan provides that if during the two-year period following the completion of the merger agreement, a participant terminates their employment for “good reason” or the Company terminates the participant’s employment other than for “cause” or on account of death or disability, the Company will be committed to pay certain compensation amounts to the participant in a lump sum amount. The maximum potential commitment for all participants is $4.5 million. At December 31, 2010, no actions have occurred or are anticipated which would trigger payments under the Severance Plan.

Note 14 – Capital and Other Regulatory Requirements

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

The Company’s subsidiary INTL Trading, Inc. is a registered broker dealer and member of the Financial Industry Regulatory Authority (FINRA) and is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital, and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. A further requirement is that equity capital may not be withdrawn if this ratio would exceed 10 to 1 after such withdrawal.

The Company’s subsidiary FCStone Australia Pty Ltd (FCStone Australia) is regulated by the Australian Securities and Investment Commission and is subject to a surplus liquid funds requirement. FCStone Australia is also regulated by the New Zealand Clearing Limited, and is subject to a capital adequacy requirement.

The Company’s subsidiary FCC Investments, Inc. is a registered broker-dealer and a member of FINRA, and is subject to the SEC Uniform Net Capital Rule 15c3-1.

Risk Management Incorporated and INTL Hencorp Futures, LLC are regulated by the CFTC and the National Futures Association and are both subject to a minimum capital requirement.

The Company is in compliance with all of its regulatory requirements at December 31, 2010, as follows:

(in millions)			As of December 31, 2010
Subsidiary	Regulatory Authority	Requirement Type	Actual	Minimum Requirement
FCStone, LLC	CFTC	Net capital	$92.5	$75.5
FCStone, LLC	CFTC	Segregated funds	$1,041.5	$1,025.4
INTL Trading, Inc.	SEC	Net capital	$1.5	$1.0
FCC Investments, Inc.	SEC	Net capital	$0.4	$0.3
FCStone Australia	Australian Securities and Investment Commission	Surplus liquid funds	$2.8	$0.8
FCStone Australia	New Zealand Clearing Ltd	Capital adequacy	$2.0	$1.1
Risk Management Incorporated	CFTC	Net capital	$0.5	$0.1
INTL Hencorp Futures, LLC	CFTC	Net capital	$1.0	$0.1

Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of December 31, 2010, these subsidiaries were in compliance with their local capital adequacy requirements.

Note 15 – Share-Based Compensation

Stock-based compensation expense is included within compensation and benefits in the condensed consolidated income statements and totaled $0.5 million and $0.3 million for the three months ended December 31, 2010 and 2009, respectively.

Stock Option Plans

The Company sponsors a stock option plan for its directors, officers, employees and consultants. At December 31, 2010, 741,048 shares were authorized for future grant under this plan. Awards that expire or are canceled generally become available for issuance again under the plan. We settle stock option exercises with newly issued shares of common stock.

Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

	Three Months Ended December 31,
	2010	2009
Expected stock price volatility	77%	85%
Expected dividend yield	0%	0%
Risk free interest rate	0.72%	1.43%
Average expected life (in years)	2.94	2.80

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

The following is a summary of stock option activity through December 31, 2010:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2010	744,871	1,476,500	$20.42	$8.93	3.68	$8.4

Granted	(51,323)	51,323	$23.46	$11.66
Exercised		(25,261)	$9.68	$6.96
Forfeited	1,000	(1,000)	$15.18	$8.06
Expired	46,500	(46,500)	$28.83	$14.44

Balances at December 31, 2010	741,048	1,455,062	$20.44	$8.88	3.60	$13.7

Exercisable at December 31, 2010		945,978	$26.33	$11.30	3.50	$6.6

The total compensation cost not yet recognized for non-vested awards of $1.6 million at December 31, 2010 has a weighted-average period of 2.79 years over which the compensation expense is expected to be recognized. The total intrinsic value of options exercised during the three months ended December 31, 2010 and 2009 was $0.3 million and $0.5 million, respectively.

Restricted Stock Plan

The Company sponsors a restricted stock plan for its directors, officers and employees. At December 31, 2010, 395,712 shares were authorized for future grant under our restricted stock plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company settles restricted stock with newly issued shares of common stock.

The following is a summary of restricted stock activity through December 31, 2010:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2010	430,882	240,368	$13.66	2.13	$4.4

Granted	(35,170)	35,170	$22.16
Vested		(57,255)	$17.32

Balances at December 31, 2010	395,712	218,283	$14.07	2.22	$5.2

The total compensation cost not yet recognized of $2.5 million at December 31, 2010 has a weighted-average period of 2.22 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.

Note 16 – Acquisitions

On October 1, 2010, the Company acquired all of the ownership interests in Hencorp Futures, the commodity futures operation of Miami-based Hencorp Becstone. Hencorp Futures specializes in the development and execution of risk-management programs designed to hedge price volatility in a number of widely traded commodities, including coffee, sugar, cocoa, grains and energy products. The transaction will enable the Company to round out its portfolio of commodity risk management services to include a more robust capability in soft commodities, especially coffee, where Hencorp Futures has established a substantial presence and reputation globally, and especially in Central and South America.

The acquisition of Hencorp Futures is not significant on an individual basis, and the purchase price consisted of an initial payment of $2.3 million, two payments totaling $1.4 million, representing the adjusted tangible equity of Hencorp Futures as of September 30, 2010, four contingent payments which will be based on Hencorp Futures’ net income for each of the four years after the closing and a final contingent payment based on the average net income of the second, third and fourth years. The present value of the estimated total purchase price, including contingent consideration, is approximately $6.0 million.

The Company has made a preliminary allocation of the purchase costs among tangible assets, identified intangible assets with determinable useful lives, intangible assets with indefinite lives and goodwill. The preliminary intangible assets and goodwill recognized in this transaction were assigned to the C&RM segment. The Company is in the process of finalizing third-party valuations of the intangible assets and contingent liabilities. Purchase costs allocated to intangible assets with determinable useful lives are $1.7 million, which will be amortized over the remaining useful lives of the assets, and include customer relationships of $1.3 million (twenty-year weighted-average useful life) and non-compete agreements of $0.4 million (two-year weighted-average useful life). Purchase costs allocated to intangible assets with indefinite lives are $0.8 million, and relate to a trade name. Goodwill of $2.1 million has been calculated as the excess of the fair value of the consideration transferred over the fair value of the identified net assets acquired and liabilities assumed, and is expected to be deductible for tax purposes.

Under the terms of the purchase agreements, the Company has obligations to pay additional consideration if specific conditions and earnings targets are met, as described above. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The acquisition date fair value of additional consideration is estimated to be $2.3 million. The contingent liability for the estimated additional consideration is included in the ‘accounts payable and other accrued liabilities’ caption of the condensed consolidated balance sheet at December 31, 2010. The contingent liability recorded represents the fair value of the expected consideration to be paid based on the forecasted sales during the four year period and a discount rate being applied to those future payments. At the end of each reporting period after the acquisition date, the contingent payment will be remeasured to its fair value, with changes in fair value recorded in earnings. The Company’s consolidated financial statements include the operating results of Hencorp Futures from the date of acquisition.

Note 17 – Discontinued Operations

Effective May 1, 2010, the Company sold its interest in INTL Capital Limited (INTL Capital) to an independent third party for a purchase price equal to book value. The subsidiary operated an asset management business in Dubai. The results of operations for INTL Capital, which were previously included within the other segment, are included within discontinued operations on the condensed consolidated income statements. For the three months ended December 31, 2009, the Company recorded a loss, net of tax, related to INTL Capital of $0.2 million within discontinued operations.

On June 10, 2010, the board of directors of Agora-X, LLC (Agora) agreed to discontinue the operations of the entity. Since the discontinuation of operations of Agora occurred within the one year assessment period, beginning with the Company’s loss of controlling interest, the Company determined that Agora had met the criteria established with the guidance in the Presentation of Financial Statements – Discontinued Operations Topic of the ASC for reporting discontinued operations. In accordance with the guidance, the results of Agora, including the Company’s 15% share of the losses from January 1, 2010 through June 30, 2010, were included within discontinued operations, net of tax, on the condensed consolidated income statements. For the three months ended December 31, 2009, the Company recorded a pre-tax loss and a loss, net of tax, related to Agora of $1.0 million and $0.6 million, respectively, within discontinued operations. For the three months ended December 31, 2010, the Company recorded a gain, net of tax, related to the liquidation of Agora-X of $0.2 million. The results of Agora were previously included within the Other segment.

Note 18 – Segment Analysis

The Company reports its operating segments based on services provided to customers. The Company’s activities are divided into the following five functional areas:

•	Commodity and Risk Management Services
•	Foreign Exchange
•	Securities
•	Clearing and Execution Services
•	Other

To conform to the current quarterly presentation, the Company has reclassified certain prior period segment total asset amounts. On a periodic basis, the Company sweeps excess cash from operating segments to a centralized corporate treasury function in exchange for an intercompany receivable asset. The intercompany receivable asset is eliminated during consolidation, and therefore this practice may impact reported total assets between segments.

Commodity and Risk Management Services (C&RM)

The Company serves its commercial customers through its force of approximately 126 risk management consultants with a high value added service that differentiates us from other competitors and maximizes the opportunity to retain customers. The Integrated Risk Management Program (IRMP) involves providing customers with commodity risk management consulting services that are designed to develop a customized long term hedging program to help them mitigate their exposure to commodity price risk and maximize the amount and certainty of their operating profits. Customers are assisted in the execution of their hedging strategies through the Company’s exchange-traded futures and options clearing and execution operations and through access to more customized alternatives provided by the OTC trading desk. Generally, customers direct their own trading activity and risk management consultants do not have discretionary authority to transact trades on behalf of customers. When transacting OTC contracts with customers, the Company may offset the customer’s transaction simultaneously with one of its trading counterparties. Alternatively, the OTC trade desk will accept a customer transaction and offset that transaction with a similar but not identical position on the exchange.

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

Clearing and Execution Services (CES)

The Company seeks to provide competitive and efficient clearing and execution of exchange-traded futures and options for the institutional and professional trader market segments. Through its platform, customer orders are accepted and directed to the appropriate exchange for execution. The Company then facilitates the clearing of customers’ transactions. Clearing involves the matching of customers’ trades with the exchange, the collection and management of margin deposits to support the transactions, and the accounting and reporting of the transactions to customers. The Company seeks to leverage its capabilities and capacity by offering facilities management or outsourcing solutions to other Futures Commission Merchants (FCM).

Other

This segment consists of the Company’s asset management and commodity financing and facilitation business. The asset management revenues include fees, commissions and other revenues received by the Company for management of third party assets and investment gains or losses on the Company’s investments in funds and proprietary accounts managed either by the Company’s investment managers or by independent investment managers.

The Company serves as a commodity financing and facilitation business lending to commercial commodity-related companies against physical inventories, including grain, lumber, meats, energy products and renewable fuels. Sale and repurchase agreements are used to purchase commodities evidenced by warehouse receipts, subject to a simultaneous agreement to sell such commodities back to the original seller at a later date. These transactions are accounted for as product financing arrangements, and accordingly no commodity inventory, purchases or sales are recorded.

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

Segment data includes the profitability measure of net contribution by segment. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. Net contribution is calculated as revenue less direct cost of sales, clearing and related expenses, variable compensation, introducing broker commissions and interest expense. Variable compensation paid to traders generally represents a fixed percentage of an amount equal to revenues generated, and in some cases, revenues produced less clearing and related charges, base salaries and an overhead allocation.

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

Information concerning operations in these segments of business is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended December 31,
(in millions)	2010	2009

Total revenues:
Commodity and risk management services	$16,223.9	$7,948.9
Foreign exchange	14.5	13.1
Securities	7.9	5.4
Clearing and execution services	17.1	16.1
Other	7.1	4.0
Corporate unallocated	0.3	(0.5)

Total	$16,270.8	$7,987.0

Operating revenues (loss):
Commodity and risk management services	$54.1	$23.3
Foreign exchange	14.5	13.1
Securities	7.9	5.4
Clearing and execution services	17.1	16.1
Other	2.8	2.2
Corporate unallocated	0.3	(0.5)

Total	$96.7	$59.6

Net contribution:
(Revenues less cost of sales, clearing and related expenses, variable bonus compensation, introducing broker commissions and interest expense):
Commodity and risk management services	$27.7	$10.3
Foreign exchange	9.0	7.7
Securities	4.5	2.6
Clearing and execution services	3.3	2.2
Other	1.7	1.7

Total	$46.2	$24.5

Net segment income:
(Operating revenues less interest expense and direct costs allocated to segments):
Commodity and risk management services	$14.0	$3.8
Foreign exchange	7.1	6.2
Securities	1.6	1.3
Clearing and execution services	2.2	0.9
Other	0.8	1.0

Total	$25.7	$13.2

Reconciliation of segment income to income (loss) from operations before tax:
Net contribution allocated to segments	$25.7	$13.2
Costs not allocated to operating segments	19.8	13.7

Income (loss) from operations, before tax	$5.9	$(0.5)

	As of December 31, 2010	As of September 30, 2010
Total assets:
Commodity and risk management services	$925.8	$1,182.8
Foreign exchange	139.2	117.6
Securities	77.3	49.5
Clearing and execution services	720.5	594.9
Other	62.0	30.8
Corporate unallocated	108.5	46.1

Total	$2,033.3	$2,021.7

Note 19 – FCStone Purchase Price Allocation

On September 30, 2009, the Company acquired FCStone through the issuance of 8,239,319 shares of the Company’s common stock. The allocation of purchase price to assets acquired and liabilities assumed as of the date of acquisition resulted in negative goodwill of $18.5 million which was recognized as an extraordinary item in the Company’s consolidated income statement for the fiscal year ended September 30, 2009.

During the three months ended December 31, 2009, management revised the estimate of state tax allocations resulting in a reduction in the consolidated effective state tax rate. As a result, the net deferred tax assets decreased by $3.4 million, including a change in estimate related to the valuation of state net operating loss carryforwards. The Company’s change in estimate was the result of revised revenue apportionment factors in certain jurisdictions due to analysis and activities completed subsequent to the filing of the fiscal year ended September 30, 2009 financial statements. Typically, changes within the measurement period that result from new information about facts and circumstances that existed at the acquisition date are recognized through a corresponding adjustment to goodwill. However, in the absence of goodwill recorded in connection with this transaction, the $3.4 million decrease in net deferred tax assets has been reported as an extraordinary loss in the condensed consolidated income statement for the three months ended December 31, 2009.

Note 20 – Subsequent Events

During January 2011, a holder of $1.3 million in principal amount of the Notes converted the principal and accrued interest into 57,743 shares of common stock of the Company.

On February 3, 2011, the Company recovered $11.4 million as partial payment against the promissory notes receivable carried at an estimated collectibility of $14.2 million, that is referred to in Note 4 – Receivables from customers and notes receivable, net.

I tem 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Principal Activities

INTL forms a financial services group employing approximately 773 people in offices in eleven countries. We provide comprehensive risk management consulting services to mid-sized commercial customers. We also utilize our expertise and capital to provide foreign exchange and treasury services, securities execution, physical commodities trading services and execution in both listed futures and option contracts as well as structured over-the-counter (OTC) products in a wide range of commodities.

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

The Company’s activities are divided into the following five functional areas consisting of Commodity and Risk Management Services (C&RM), Foreign Exchange, Securities, Clearing and Execution Services (CES), and Other.

Commodity and Risk Management Services (C&RM)

We serve our commercial customers through a force of approximately 126 risk management consultants who seek to provide high value added service that differentiates the Company from our competitors and maximizes the opportunity to retain customers. The Integrated Risk Management Program (IRMP) involves providing customers with commodity risk management consulting services with a goal of developing a customized long term hedging program to help them mitigate their exposure to commodity price risk and maximize the amount and certainty of their operating profits. Customers are assisted in the execution of their hedging strategies through the Company’s exchange-traded futures and options clearing and execution operations and through access to more customized alternatives provided by the OTC trading desk. Generally, customers direct their own trading activity and risk management consultants do not have discretionary authority to transact trades on behalf of customers. When transacting OTC contracts with a customer, the Company may offset the customer’s transaction simultaneously with one of its trading counterparties. Alternatively, the OTC trade desk will accept a customer transaction and offset that transaction with a similar but not identical position on the exchange.

We also provide a full range of trading and hedging capabilities to select producers, consumers, recyclers and investors in precious metals and certain base metals and other commodities. Acting as a principal, the Company commits its own capital to buy and sell the metals on a spot and forward basis.

The Company records all of its physical commodities revenues on a gross basis. Operating revenues and losses from the Company’s commodities derivatives activities are recorded within ‘Trading gains’ on the condensed consolidated income statements. Inventory for the commodities business is valued at the lower of cost or fair value, under the provisions of the Inventory Topic of the ASC. The Company generally mitigates the price risk associated with commodities held in inventory through the use of derivatives. The Company does not elect hedge accounting under accounting principles generally accepted in the United States of America (U.S. GAAP) in accounting for price risk mitigation. In such situations, unrealized gains in inventory are not recognized under U.S. GAAP, but unrealized gains and losses in related derivative positions are recognized under U.S. GAAP. As a result, the Company’s reported earnings from commodities trading may be subject to significant volatility.

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

Securities

Through INTL Trading, Inc. (INTL Trading), the Company acts as a wholesale market maker in select foreign securities including unlisted ADRs and foreign ordinary shares and provides execution in select debt instruments and exchange traded funds (ETFs). INTL Trading provides execution and liquidity to national broker-dealers, regional broker-dealers and institutional investors.

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

The Company provides a full range of investment banking advisory services to commercial customers including the issuance of loans or equity. On occasion we may invest our own capital in debt instruments before selling them into the market.

Clearing and Execution Services (CES)

The Company seeks to provide competitive and efficient clearing and execution of exchange-traded futures and options for the institutional and professional trader market segments. Through its platform, customer orders are accepted and directed to the appropriate exchange for execution. The Company then facilitates the clearing of customers’ transactions. Clearing involves the matching of customers’ trades with the exchange, the collection and management of margin deposits to support the transactions, and the accounting and reporting of the transactions to customers. The Company seeks to leverage its capabilities and capacity by offering facilities management or outsourcing solutions to other futures commission merchants (FCM’s).

Other

This segment consists of the Company’s asset management and commodity financing and facilitation business. The asset management revenues include fees, commissions and other revenues received by the Company for management of third party assets and investment gains or losses on the Company’s investments in funds and proprietary accounts managed either by the Company’s investment managers or by independent investment managers.

We operate a commodity financing and facilitation business that makes loans to commercial commodity-related companies against physical inventories, including grain, lumber, meats, energy products and renewable fuels. Sale and repurchase agreements are used to purchase commodities evidenced by warehouse receipts, subject to a simultaneous agreement to sell such commodity inventory back to the original seller at a later date. These transactions are accounted for as product financing arrangements, and accordingly no commodity inventory, purchases or sales are recorded.

Executive Summary

During the first quarter of fiscal year 2011, the Company achieved its best performance since the acquisition of FCStone Group, Inc. on September 30, 2009. During the first three months of fiscal year 2011, all of the Company’s segments recognized growth over the prior year quarter. The C&RM segment more than doubled its adjusted operating revenues as increases in commodity volatility, higher commodity prices and recent acquisitions resulted in substantially higher volumes and revenues in the risk management business. The key acquisition of Hanley Trading, LLC and related companies (the “Hanley Companies”) has expanded our structured OTC product offering to our commercial customers, and the acquisition of Risk Management Incorporated and RMI Consulting, Inc. (the “RMI Companies”) strengthened our execution and consulting capabilities in the natural gas markets. The acquisition of Hencorp Becstone Futures, L.C. (Hencorp Futures) at the beginning of fiscal year 2011, will expand our risk management capabilities on a global scale into the coffee markets as well as solidify our presence in the important Central and South American commodity markets.

Continued growth in the number of customers, primarily financial institutions, in our global payments business drove the year over year increase in revenues in our foreign exchange business. The global recovery in retail activity in the equity market led to increased levels of activity in our equities market making business. While historically low short term interest rates continued to affect the business during the three months ended December 31, 2010, interest earning customer deposits have doubled over the year ago period, positioning us to realize increased interest income as rates return to more historical levels.

Selected Summary Financial Information

As discussed in previous filings and elsewhere in this Form 10-Q, the requirements of U.S. GAAP to carry derivatives at fair value but physical commodities inventory at the lower of cost or fair value have a significant temporary impact on our reported earnings. Under U.S. GAAP, gains and losses on commodities inventory and derivatives which the Company intends to be offsetting are often recognized in different periods. Additionally, U.S. GAAP does not require us to reflect changes in estimated values of forward commitments to purchase and sell commodities.

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

Adjusted Non-GAAP Financial Information

	Three Months Ended December 31,
(in millions, except ratio)	2010	2009
U.S. GAAP Data (Unaudited):
Operating revenues	$96.7	$59.6
Income (loss) from operations, before tax	$5.9	$(0.5)
Net income (loss) attributable to International Assets Holding Corporation common shareholders	$4.0	$(4.2)
Shareholders’ equity	$251.8	$235.7

Adjusted Non-GAAP Data (Unaudited):
Data adjusted (on a marked to market basis):
Operating revenues as stated above	$96.7	$59.6
Marked-to-market adjustment	12.1	5.6

Adjusted operating revenues, marked to market	$108.8	$65.2

Income (loss) from operations, before tax, as stated above	$5.9	$(0.5)
Marked-to-market adjustment	12.1	5.6

Adjusted income from operations, before tax	$18.0	$5.1

Net income (loss) attributable to International Assets Holding Corporation common shareholders, as stated above	$4.0	$(4.2)
Marked-to-market adjustment	12.1	5.6
Tax effect at blended rate of 37.5%	(4.5)	(2.1)

Adjusted net income (loss) attributable to International Assets Holding Corporation common shareholders	$11.6	$(0.7)

Shareholders’ equity, as stated above	$251.8	$235.7
Cumulative marked-to-market adjustment	29.1	16.6
Tax effect at blended rate of 37.5%	(10.9)	(6.2)

Adjusted shareholders’ equity (non-GAAP)	$270.0	$246.1

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

Results of Operations

Set forth below is the Company’s discussion of the results of its operations, as viewed by management, for the three months ended December 31, 2010 and 2009, respectively. The quarters will be referred to in this discussion as “Q1 2011” and “Q1 2010”. This discussion refers to both U.S. GAAP results and adjusted marked-to-market information, in accordance with the information presented above under the heading ‘Adjusted Non-GAAP Financial Information’. For the Foreign Exchange, Securities, Clearing and Execution Services and Other segments, there are no differences between the U.S. GAAP results and the adjusted marked-to-market results. Only the Commodity and Risk Management Services segment has differences between the U.S. GAAP results and the adjusted marked-to-market results. This means that there are differences between the U.S. GAAP basis and the non-GAAP basis numbers for total operating revenues, total contribution and net income. Please note that any term below that contains the word ‘adjusted’ refers to non-GAAP, marked-to-market information.

The discussion below relates only to continuing operations. All revenues and expenses relating to discontinued operations have been removed from disclosures of total revenues and expenses in all periods and are reflected in a net discontinued operations number.

Financial Overview (Unaudited)

	Three Months Ended December 31,
(in millions)	2010	% Change	2009
Operating revenues	$96.7	62%	$59.6
Marked-to-market adjustment (Non-GAAP)	12.1	116%	5.6

Adjusted operating revenues (non-GAAP)	108.8	67%	65.2
Interest expense	3.8	52%	2.5

Adjusted net revenues (non-GAAP)	105.0	67%	62.7
Non-interest expenses	87.0	51%	57.6

Adjusted income from operations, before tax (non-GAAP)	$18.0	253%	$5.1

Reconciliation of net revenues from GAAP to adjusted, non-GAAP numbers:
Net revenues	$92.9		$57.1
Marked-to-market adjustment (Non-GAAP)	12.1		5.6

Adjusted net revenues (non-GAAP)	$105.0		$62.7

Reconciliation of income from operations, before tax from GAAP to adjusted, non-GAAP numbers:
Income before income tax and minority interest	$5.9		$(0.5)
Marked-to-market adjustment (Non-GAAP)	12.1		5.6

Adjusted income from operations, before tax (non-GAAP)	$18.0		$5.1

Q1 2011 Operating Revenues vs. Q1 2010 Operating Revenues

The Company’s operating revenues under U.S. GAAP for Q1 2011 and Q1 2010 were $96.7 million and $59.6 million, respectively. This 62% increase in operating revenue was primarily driven by a 132% increase in the operating revenues in the C&RM segment. In addition, there were increases in operating revenues of 10% in the Foreign Exchange segment, 46% in the Securities segment, 6% in the CES segment and 31% in the Other segment over the prior year quarter.

Operating revenues increased significantly in the C&RM segment in Q1 2011, driven by increases in (i) exchange traded and OTC volumes of 29% and 163%, respectively over the prior year period, with the increase in OTC volumes primarily coming from our grain, sugar, and cotton product lines, particularly in Brazil; (ii) an increase in structured OTC transactions following the acquisition of the Hanley Companies at the beginning of the fourth quarter of fiscal 2010; and (iii) our precious metals product line, as a result of higher precious metal prices slightly offset by tightening of spreads. Partially offsetting the increased operating revenues in the C&RM segment in Q1 2011, the operating revenues from our base metals product line declined as a result of rising metals prices and the mark to market losses resulting on derivatives used to hedge inventory carried at lower of cost or market. Operating revenues in the Foreign Exchange segment in Q1 2011 increased as a result of higher volumes in global payments business, partially offset by lower revenues on our cash versus exchange traded foreign exchange arbitrage desk. Operating revenues in the Securities segment in Q1 2011 benefited from an increase in demand from retail investors in our international equities market-making business as the overall equities markets recovered. This market recovery also drove modest revenue gains in our debt capital markets business both in the debt origination and debt trading product lines. Operating revenues in the CES segment in Q1 2011 rose slightly over the prior year period. However, operating revenues in this segment continue to be constrained by low short term interest rates. See the segmental analysis below for additional information on activity in each of the segments.

Operating revenues for Q1 2011 include a mark-to-market loss of $1.0 million on interest rate swaps intended to manage a portion of our aggregate interest rate position.

The Company’s adjusted operating revenues were $108.8 million in Q1 2011, compared with $65.2 million in Q1 2010, an increase of $43.6 million, or 67%. The only difference between operating revenues and adjusted operating revenues, a non-GAAP measure, is the gross mark-to-market adjustment of $12.1 million and $5.6 million for Q1 2011 and Q1 2010, respectively. The gross marked-to-market adjustment only affects the adjusted operating revenues in the C&RM segment. Adjusted operating revenues are identical to operating revenues in all other segments.

Q1 2011 Interest expense vs. Q1 2010 Interest expense

Interest expense: Interest expense increased from $2.5 million for Q1 2010 to $3.8 million for Q1 2011. This increase in interest expense was primarily driven by increases in committed line of credit fees on renewed and expanded credit facilities in the fourth quarter of 2010 and first quarter of 2011 as well as an increase in the commodity financing business during Q1 2011. In mid-2008 the Company entered into two three-year interest rate swaps for a total of $100 million. These were designated as cash flow hedges. The Company discontinued hedge accounting for one of the swaps during the quarter, which resulted in reclassifying a portion of the deferred loss to earnings during the period. See Note 7 to the condensed consolidated financial statements for further information. The Company pays a fixed 3.66% (on average), and receives a variable rate equal to one-month LIBOR. One-month LIBOR was lower than the fixed rate of 3.66% paid by the Company for much of Q1 2011, resulting in a net interest expense on the swaps. The effective portion of the change in cash flows from the hedge of the remaining forecasted payments during Q1 2011 had the effect of increasing the Company’s reported interest expense by $0.5 million.

Non-interest expenses

The following table shows a summary of our non-interest expenses.

	Three Months Ended December 31,
(in millions)	2010	% Change	2009
NON-INTEREST EXPENSES
Compensation and benefits	$42.5	76%	$24.1
Clearing and related expenses	20.2	9%	18.5
Other non-interest expenses
- Communication and data services	3.5	35%	2.6
- Introducing broker commissions	5.4	29%	4.2
- Occupancy and equipment rental	1.8	13%	1.6
- Professional fees	2.1	17%	1.8
- Depreciation and amortization	1.0	400%	0.2
- Bad debts and impairments	2.4	300%	0.6
- Other expense	8.1	103%	4.0

	24.3	62%	15.0

Total non-interest expenses	$87.0	51%	$57.6

Q1 2011 Non-Interest Expenses vs. Q1 2010 Non-Interest Expenses

Total Non-Interest Expenses: Non-interest expenses increased by 51% from $57.6 million in Q1 2010 to $87.0 million in Q1 2011.

Compensation and Benefits: Compensation and benefits expense increased by 76% from $24.1 million to $42.5 million, and represented 49% and 42% of total non-interest expenses in Q1 2011 and Q1 2010, respectively. Total compensation and benefits were 39% of operating revenues in Q1 2011 compared to 37% in Q1 2010. The variable portion of compensation and benefits increased by 97% from $11.2 million in Q1 2010 to $22.0 million in Q1 2011, mainly as a result of the 62% increase in operating revenues as compared to the prior year. The fixed portion of compensation and benefits increased 59% from $12.9 million to $20.5 million. The number of employees increased from 729 at the beginning of Q1 2011 to 773 at the end of Q1 2011, compared with 626 employees at the end of Q1 2010, primarily as a result of the acquisitions of the RMI Companies, the Hanley Companies, Provident Group (“Provident”) and Hencorp Futures.

Clearing and Related Expenses: Clearing and related expenses increased by 9% from $18.5 million in Q1 2010 to $20.2 million in Q1 2011. This increase was primarily due to an 8.0% increase in exchange traded customer volume as well as increased trading volumes in the C&RM segment following the acquisition of the Hanley Companies in the fourth quarter of fiscal year 2010.

Other Non-Interest Expenses: Other non-interest expenses increased by 62% from $15.0 million in Q1 2010 to $24.3 million in Q1 2011. Introducing broker commissions increased $1.2 million over the prior year period primarily related to an increase in exchange traded volumes in the C&RM and CES segments. As a result of the acquisitions of the RMI Companies, Hanley Companies, Provident and Hencorp Futures, communications and data services and occupancy costs increased $0.9 million and $0.2 million respectively. Depreciation and amortization increased $0.8 million, primarily as a result of the amortization of identifiable intangible assets from the acquisitions made in fiscal 2010.

Other non-interest expenses include bad debt expense, net of recoveries, of $2.4 million. During Q1 2011, the Company recorded charges to bad debt expense of $4.2 million, primarily related to a customer to whom the Company had consigned gold and a clearing customer in the CES segment. During Q1 2011, the Company recorded recoveries from bad debts of $1.8 million, including a recovery of $1.3 million following a settlement relating to a disputed trade that was “given-up” to FCStone in Q3, 2010.

Additionally, within ‘Other expense’, the Company recorded $1.4 million in expense during Q1 2011 related to the revaluation of contingent liabilities related to potential additional consideration to be paid for the acquisitions of the RMI Companies and Hanley Companies. The Company also accrued additional contingent consideration during Q1 2011 related to the acquisitions of Downes & O’Neill and Globecot in the amount of $1.6 million, which is included within ‘Other expense’.

Provision for Taxes: The effective income tax rate on a U.S. GAAP basis was 34% in Q1 2011, compared with 45% in Q1 2010. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Non-controlling Interest: This represents the non-controlling interests in the Blackthorn Multi-Advisor Fund, LP, a majority interest acquired with the Hanley Companies.

Loss (Income) from Discontinued Operations: In May 2010, the Company sold its interest in INTL Capital Limited (“INTL Capital”) to an independent third party for a purchase price equal to book value. The subsidiary operated an asset management business in Dubai. Additionally, during 2010, the Company discontinued the operations of Agora-X, LLC, as it was determined that its carrying value would no longer be recoverable and was in fact impaired. The results of operations for INTL Capital and Agora-X were previously included within the Other segment, and are presented within discontinued operations on the consolidated income statements. The Company recognized an aggregate gain of $0.2 million from discontinued operations, net of taxes for Q1 2011 and an aggregate loss on discontinued operations of $0.8 million, net of taxes, for Q1 2010.

Variable vs. Fixed Expenses

	Three Months Ended December 31,
(in millions)	2010	% of Total	2009	% of Total
VARIABLE vs. FIXED EXPENSES
Variable clearing and related expenses	$19.6	23%	$18.1	31%
Variable compensation	22.0	25%	11.2	19%
Introducing broker commissions	5.4	6%	4.2	7%

Total variable expenses	47.0	54%	33.5	58%

Fixed expenses	37.4	43%	24.2	42%
Bad debts and impairments	2.6	3%	(0.1)	(0)%

Total non-variable expenses	40.0	46%	24.1	42%

Total non-interest expenses	$87.0	100%	$57.6	100%

The Company aims to make its non-interest expenses variable to the greatest extent possible, and to keep its fixed costs as low as possible. The table above shows an analysis of the Company’s total non-interest expenses for the three months ended December 31, 2010 and 2009, respectively. Variable expenses consist of clearing and related expenses, variable compensation paid to traders, bonuses paid to operational employees and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses decreased from 58% in Q1 2010 to 54% in Q1 2011.

Segment Information

The following table shows information concerning the Company’s principal business segments.

	Three Months Ended December 31
(in millions)	2010	% Change	2009
SEGMENTAL RESULTS
Commodity and Risk Management Services (C&RM)
Operating revenues	$54.1	132%	$23.3
Gross marked-to-market adjustment (non-GAAP)	12.1	116%	5.6

Adjusted operating revenues (non-GAAP)	66.2	129%	28.9
- Interest expense	2.0	100%	1.0
- Variable direct expenses	24.4	103%	12.0

Adjusted net contribution (non-GAAP)	39.8	150%	15.9
- Non-variable direct expenses	13.7	111%	6.5

Adjusted segment income (non-GAAP)	26.1	178%	9.4

Foreign Exchange
Operating revenues	$14.5	11%	$13.1
- Interest expense	0.3	200%	0.1
- Variable direct expenses	5.1	(4)%	5.3

Net contribution	9.1	18%	7.7
- Non-variable direct expenses	2.0	33%	1.5

Segment income	7.1	15%	6.2

Securities
Operating revenues	$7.9	46%	$5.4
- Interest expense	0.1	0%	0.1
- Variable direct expenses	3.4	26%	2.7

Net contribution	4.4	69%	2.6
- Non-variable direct expenses	2.8	115%	1.3

Segment income	1.6	23%	1.3

Clearing & Execution Services (CES)
Operating revenues	$17.1	6%	$16.1
- Interest expense	0.4	(43)%	0.7
- Variable direct expenses	13.5	2%	13.2

Net contribution	3.2	45%	2.2
- Non-variable direct expenses	1.0	(23)%	1.3

Segment income	2.2	n/m	0.9

Other
Operating revenues	$2.8	27%	$2.2
- Interest expense	0.4	300%	0.1
- Variable direct expenses	0.6	50%	0.4

Net contribution	1.8	6%	1.7
- Non-variable direct expenses	1.0	43%	0.7

Segment income	0.8	(20)%	1.0

Total Segmental Results
Operating revenues	$96.4	60%	$60.1
Gross marked-to-market adjustment (non-GAAP)	12.1	116%	5.6

Adjusted operating revenues (non-GAAP)	108.5	65%	65.7
- Interest expense	3.2	60%	2.0
- Variable direct expenses	47.0	40%	33.6

Adjusted net contribution (non-GAAP)	58.3	94%	30.1
- Non-variable direct expenses	20.5	81%	11.3

Adjusted net segment income (non-GAAP)	$37.8	101%	$18.8

Reconciliation of C&RM net contribution from GAAP to adjusted, non-GAAP numbers:
Total C&RM net contribution	$27.7		$10.3
Gross marked-to-market adjustment (non-GAAP)	12.1		5.6

C&RM adjusted net contribution (non-GAAP)	$39.8		$15.9

Reconciliation of C&RM segment income from GAAP to adjusted, non-GAAP numbers:
Total C&RM segment income	$14.0		$3.8
Gross marked-to-market adjustment (non-GAAP)	12.1		5.6

C&RM adjusted segment income (non-GAAP)	$26.1		$9.4

Reconciliation of total operating revenues from GAAP to adjusted, non-GAAP numbers:
Total operating revenues	$96.7		$59.6
Gross marked-to-market adjustment (non-GAAP)	12.1		5.6
Operating revenue not assigned to a segment	(0.3)		0.5

Adjusted segment operating revenues (non-GAAP)	$108.5		$65.7

Reconciliation of net contribution from GAAP to adjusted, non-GAAP numbers:
Total net contribution	$46.2		$24.5
Gross marked-to-market adjustment (non-GAAP)	12.1		5.6

Adjusted net contribution (non-GAAP)	$58.3		$30.1

Reconciliation of segment income from GAAP to adjusted, non-GAAP numbers:
Total net segment income	$25.7		$13.2
Gross marked-to-market adjustment (non-GAAP)	12.1		5.6

Adjusted net segment income (non-GAAP)	$37.8		$18.8

36

Q1 2011 vs. Q1 2010 Segmental Analysis

The net contribution of all the Company’s business segments increased 89% to $46.2 million in Q1 2011 as compared to $24.5 million in Q1 2010. The adjusted net contribution of all the Company’s business segments increased 94% to $58.3 million in Q1 2011 as compared with $30.1 million in Q1 2010.

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

Total segment income was $25.7 million in Q1 2011, compared with $13.2 million in Q1 2010. Total adjusted segment income was $37.8 million in Q1 2011, compared with $18.8 million in Q1 2010.

Segment income is calculated as net contribution less certain non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational employee compensation and benefits, communication and data services, travel, professional fees and bad debt expense.

Commodity and Risk Management Services – Operating revenues under U.S. GAAP increased from $23.3 million in Q1 2010 to $54.1 million in Q1 2011. Adjusted operating revenues increased by 129% from $28.9 million in Q1 2010 to $66.2 million in Q1 2011. Operating revenues within this segment are primarily driven by the soft commodities, precious metals and base metals product lines.

Within the soft commodities, exchange traded and OTC volumes increased 29% and 163%, respectively over the year ago period, which includes primarily agricultural and energy commodities. An increase in underlying volatility in agricultural commodities as well as the effect of rising agricultural commodity prices were the main drivers of the increase in exchange traded volumes. In addition, exchange traded and consulting revenues increased as a result of the acquisition of the RMI Companies in Q3 2010 primarily in the natural gas markets and Hencorp Futures at the beginning of Q1 2011 primarily in the coffee markets. Over the counter volumes and revenues increased over the year ago period as commercial customers primarily in the agricultural commodities markets including Cotton and Sugar, have started to implement the Company’s risk management strategies, particularly in the international markets including Brazil. The acquisition of the Hanley Companies in Q4 2010 led to an increased offering of structured OTC products to our commercial customers, contributing to the significant increase in operating revenues in Q1 2011. Interest income doubled over the prior year period as the absolute level of customer deposits increased significantly with the increase in exchange traded volumes. However, interest income remains a modest contributor to operating revenues given the historically low level of short term interest rates.

Precious metals operating revenues increased from $2.5 million in Q1 2010 to $5.4 million in Q1 2011. Precious metals adjusted operating revenues increased from $3.5 million in Q1 2010 to $5.4 million in Q1 2011. These increases were primarily a result of significant increase in the number of ounces traded as compared to the prior year period as business activity increased globally, particularly in the Singapore and Dubai markets.

Base metals operating revenues decreased from break even in Q1 2010 to a loss of $7.4 million in Q1 2011, primarily as a result of the marking to market of derivatives used to mitigate price risk while inventories are carried at the lower of cost or market per U.S. GAAP. Base metals adjusted operating revenues decreased from $4.7 million in Q1 2010 to $4.6 million in Q1 2011. Base metals operating revenues declined moderately due to lower levels of business activity partially offset by wider margins.

Segment income increased from $3.8 million in Q1 2010 to $14.0 million in Q1 2011. Adjusted segment income increased from $9.4 million to $26.1 million. Segment income was affected by a bad debt provision of $3.3 million related to a precious metals customer to whom the Company had consigned gold.

Foreign exchange trading – Operating revenues increased by 11% from $13.1 million in Q1 2010 to $14.5 million in Q1 2011. The volume of trades in the Company’s global payments business increased from the prior year period as the segment continued to benefit from an increase in customers consisting primarily of financial institutions and our ability to offer an electronic transaction order system to our customers.

In the first quarter of 2011, the customer speculative foreign exchange business decreased slightly over prior year levels and the proprietary foreign exchange arbitrage desk experienced a decrease in the level of arbitrage opportunities in the cash versus futures markets.

Segment income increased 15% from $6.2 million in Q1 2010 to $7.1 million in Q1 2011. Variable expenses expressed as a percentage of operating revenues decreased from 40% to 35%, primarily as a result of lower revenues on the proprietary foreign exchange arbitrage desk.

Securities – Operating revenues increased by 46% from $5.4 million in Q1 2010 to $7.9 million in Q1 2011. Operating revenues in the equities market-marking business increased 19% from the prior year quarter, or $0.9 million. Operating revenues in the debt capital markets business increased from $0.6 million in Q1 2010 to $2.3 million in Q1 2011.

Operating revenues in the equities market-making business are largely dependent on overall volume and volatility, and with the increased levels of activity in the global equity markets, the retail customer business which drives the Company’s equity market making activities has increased. Equity market-making operating revenues include the trading profits earned by the Company before the related expense deduction for ADR conversion fees. These ADR fees are included in the condensed consolidated income statements as clearing and related expenses.

The debt capital markets business focuses on the arranging and placing of debt issues and asset backed securitization as well as debt trading in the international markets. Operating revenues increased in the current quarter driven by increased levels of activity relating to the global economic recovery.

Segment income increased 23%, from $1.3 million in Q1 2010 to $1.6 million in Q1 2011. Variable expenses expressed as a percentage of operating revenues decreased from 50% to 43%.

Clearing and execution services – Operating revenues in the segment were $17.1 million for Q1 2011 as compared to $16.1 million for Q1 2010. Operating revenues are primarily generated from two sources: commission and clearing fee revenues from the execution and clearing of exchange-traded futures and options contracts, and interest income derived from cash balances in our customers’ accounts.

Commission and clearing fee revenues increased primarily as a result of a 5% increase in exchange traded volumes. Interest income increased moderately, although it continued to be constrained by historically low short term interest rates.

Segment income increased $1.3 million from $0.9 million in Q1 2010 to $2.2 million in Q1 2011. Variable expenses as a percentage of operating revenues declined from 82% to 79% and are primarily clearing and related expenses.

Other – The Company’s asset management revenues include management and performance fees, commissions and other revenues received by the Company for management of third party assets and investment gains or losses on the Company’s investments in funds or proprietary accounts managed either by the Company’s investment managers or by independent investment managers. In addition, this segment’s revenues include interest income and fees earned in relation to commodity financing transactions as well as a limited amount of principal physical commodity sales transactions related to inputs to the renewable fuels industry.

Operating revenues increased 27% from $2.2 million in Q1 2010 to $2.8 million in Q1 2011. Assets under management at December 31, 2010 were approximately $356 million compared with approximately $349 million at September 30, 2010. Management fees increased by 11% to $0.9 million in Q1 2011 over the prior year period, as a result of an increase in rates. Operating revenues in the grain financing and physical commodity origination business increased 306% to $1.0 million in Q1 2011. Segment income was $0.8 million in Q1 2011 as compared to $1.0 million in Q1 2010.

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

At December 31, 2010, the Company had total equity capital of $251.8 million, bank loans of $188.9 million and convertible subordinated notes of $11.2 million.

A substantial portion of the Company’s assets are liquid. At December 31, 2010, approximately 91% of the Company’s assets consisted of cash; deposits and receivables from exchange-clearing organizations, broker-dealers, clearing organizations, FCM’s, and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory, at cost. All assets that are not customer and counterparty deposits, are financed by the Company’s equity capital, convertible subordinated notes, bank loans, short-term borrowings from financial instruments sold, not yet purchased, and other payables.

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

As a result of the acquisition of FCStone, the Company acquired notes receivable from certain customers and an introducing broker which arose from previous customer account deficits. At December 31, 2010, notes receivable related to these customer account deficits were $127.7 million. The Company is uncertain as to the full collectability of the contractual amounts, and no assurances can be given as to the amount and timing of recovery that may be obtained under the promissory notes. The Company estimates the collectability on these notes to be $14.2 million at December 31, 2010.

During the three months ended December 31, 2010, the Company recorded charges to bad debt expense of $4.2 million related to a customer to whom the Company had consigned gold, within the C&RM segment, and a. clearing customer deficit account in the CES segment. During the three months ended December 31, 2010, the Company recorded recoveries of $1.8 million of bad debt expense, including $1.3 million following a settlement relating to a disputed trade that was “given-up” to FCStone during the quarter ended June 30, 2010 by another futures commission merchant for a customer that held an account with us.

Primary Sources and Uses of Cash

The Company’s assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and the growth of the Company. The Company’s total assets at December 31, 2010 and September 30, 2010, were $2,033.3, million and $2,021.7 million, respectively. The Company’s operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. FCStone, LLC, our FCM subsidiary, occasionally uses its margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from our customers.

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

At December 31, 2010, approximately $15.6 million of the Company’s financial instruments owned and $7.1 million of financial instruments sold, not yet purchased, are exchangeable foreign equities and American Depository Receipts.

As of December 31, 2010, the Company had four bank credit facilities totaling $340.0 million, of which $188.9 million was outstanding. The credit facilities include:

A one-year, renewable, revolving syndicated committed loan facility established on September 22, 2010 under which the Company’s subsidiary, INTL Commodities, Inc. (INTL Commodities) is entitled to borrow up to $140 million, subject to certain conditions. The loan proceeds are used to finance the activities of INTL Commodities and are secured by its assets. The facility is guaranteed by the Company.

A three-year syndicated committed loan facility established on October 29, 2010 under which the Company is entitled to borrow up to $75 million, subject to certain conditions. The loan proceeds are used to finance working capital needs of the Company and certain subsidiaries.

An unsecured committed line of credit with a syndicate of lenders under which the Company’s subsidiary, FCStone, LLC may borrow up to $75.0 million. This line is intended to provide short term funding of margin to commodity exchanges as necessary and is subject to annual review.

A one-year uncommitted borrowing facility with a syndicate of lenders established on December 2, 2010 under which the Company’s subsidiary, FCStone Financial, Inc. is entitled to borrow up to $50 million, subject to certain conditions. The loan proceeds are used to finance traditional commodity financing arrangements.

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

In September 2006, the Company completed a private placement of $27 million of 7.625% subordinated convertible notes (the Notes), and at September 30, 2010, $16.7 million in principal amount of the Notes remained outstanding. During the first quarter of 2011, holders of $5.5 million in principal amount of the Notes converted the principal and interest of $0.1 million into 255,359 shares of common stock of the Company. As of December 31, 2010, the remaining Notes are convertible, at the discretion of the noteholders, into 516,604 shares of common stock of the Company at a conversion price of $21.79 per share. The Notes contain customary anti-dilutive provisions. The Company may require conversion at any time if the dollar volume-weighted-average share price exceeds $38.25 for 20 out of any 30 consecutive trading days. Subsequent to December 31, 2010, the Company received conversion notices from a noteholder to convert an additional $1.3 million of principal amount of the Notes. The Notes mature in September 2011.

Set forth below is the calculation of consolidated EBITDA and consolidated cash interest expense, as defined in the Notes, for the trailing twelve month period ended December 31, 2010:

(in millions)	For the Trailing Twelve Months Ended December 31, 2010 (non-GAAP)
Income from continuing operations	$16.1
Noncontrolling interests	—
Income tax	8.2
Depreciation and amortization	2.4
Stock compensation amortization	2.0
Interest expense	11.2
Change in unrealized fair value gain in physical commodities inventory	10.1
Other mark-to-market adjustments	2.4

Consolidated EBITDA (non-GAAP)	$52.4

Interest expense	$11.2
Less: amortization of deferred financing costs	(0.2)

Consolidated cash interest expense (non-GAAP)	$11.0

Adjusted consolidated EBITDA is a financial measure that is not recognized by U.S. GAAP, and should not be considered as an alternative to any other measures of performance derived in accordance with U.S. GAAP. The Company has included this non-GAAP financial measure because it is required under the terms of the Notes.

As previously reported in the Company’s Form 10-K for the fiscal year ended September 30, 2010, one of the noteholders commenced litigation against the Company. In this litigation, the noteholder alleged that the acquisition of FCStone constituted a change of control under the Notes and that, as a result, the Company should have afforded the noteholder the opportunity to redeem the Notes at a 15% premium. The remaining three holders of the Notes filed a similar lawsuit on the Company in October 2010. In December 2010, the noteholder who commenced the initial litigation delivered a conversion notice to the Company in compliance with the terms of the relevant agreement. On December 16, 2010, the Company and the noteholder entered into a Stipulation of Discontinuance, with the effect of discontinuing its lawsuit against the Company. The Company is of the view that the FCStone transaction did not result in a change of control as defined in the Notes and intends to vigorously defend the lawsuit brought by the remaining three holders of the Notes.

On April 7, 2009, the Company acquired CIBSA, a leading securities broker-dealer based in Argentina. The Company paid approximately $1.7 million on the date of purchase and was obligated to make additional payments over the next two years, depending on the level of revenues achieved. Under the purchase agreement, the Company was obligated to pay an amount equal to 25% of the net revenues in excess of $2.5 million up to $3.0 million, 35% of the net revenues in excess of $3.0 million up to $4.0 million, and 40% of the net revenues in excess of $4.0 million for each of the two twelve-month periods ending March 31, 2010 and 2011 to the sellers as additional consideration. Any amounts paid under this agreement are recorded as goodwill. The Company paid $0.8 million in May 2010 as additional consideration relating to the provisions of this agreement, and a further amount may be paid in May 2011, if the net revenues exceed the specific net revenue target, with any amounts paid as additional consideration under this agreement being recorded as goodwill.

On April 1, 2010, the Company acquired the RMI Companies. The purchase price consisted of an initial payment of $6.0 million, and three contingent payments which will be based on the net income of the RMI Companies for each of the three years after the closing. The present value of the estimated total purchase price, including contingent consideration, is $16.9 million at December 31, 2010, of which $10.9 million has not been paid and is included within accounts payable and other liabilities in the condensed consolidated balance sheet.

On July 2, 2010, the Company acquired the Hanley Companies. The purchase price consisted of an amount equal to the sum of the following: (1) an initial payment to be made at the closing of $7.5 million; (2) two payments to be made within sixty days of the closing equal in aggregate to the audited adjusted net asset value (the Adjusted NAV) of the Hanley Companies as of December 31, 2010; (3) three additional payments equal to 15% of the adjusted earnings before interest and taxes (the Adjusted EBIT) of the soft commodities derivatives business of the Hanley Companies and FCStone Trading LLC (the “Derivatives Division ) for each twelve month period during the three year period commencing on July 1, 2010, subject to an annual limit of $7.0 million and an overall maximum of $12.5 million; and (4) a final payment based on the cumulative Adjusted EBIT of the Derivatives Division for the three year period commencing on July 1, 2010. In the event that the cumulative Adjusted EBIT equals or exceeds $100 million, then the final EBIT Payment will be equal to $10 million. In the event that the cumulative Adjusted EBIT is greater than $80 million, but less than $100 million, then the final EBIT Payment will be equal to the product of: (A) $10 million, and (B) a fraction, the numerator of which is the amount by which the cumulative Adjusted EBIT exceeds $80 million, and the denominator of which is $20 million. The present value of the estimated total purchase price, including contingent consideration, is $48.6 million at December 31, 2010, of which $16.8 million has not been paid and is included within accounts payable and other liabilities in the condensed consolidated balance sheet.

On October 1, 2010, the Company acquired Hencorp Futures. The purchase price consisted of an initial payment of $2.3 million, four contingent payments which will be based on Hencorp Futures’ net income for each of the four years after the closing and a final contingent payment based on the average net income of the second, third and fourth years. The estimated total purchase price, including contingent consideration is approximately $6.0 million at December 31, 2010, of which $2.3 million has not been paid and is included within accounts payable and other liabilities in the condensed consolidated balance sheet.

The Company contributed $0.2 million to its defined benefit pension plans during the three months ended December 31, 2010, and expects to contribute an additional $0.6 million to the plan during fiscal 2011, which represents the minimum funding requirement.

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

INTL Trading, a broker-dealer subsidiary, is subject to the net capital requirements of the SEC relating to liquidity and net capital levels. The Company’s ability to receive distributions from INTL Trading is restricted by regulations of the SEC. The Company’s right to receive distributions from its subsidiaries is also subject to the rights of the subsidiaries’ creditors, including customers of INTL Trading.

FCStone Australia Pty, Ltd (FCStone Australia) is regulated by the Australian Securities and Investment Commission and is subject to a surplus liquid funds requirement. FCStone Australia is also regulated by the New Zealand Clearing Limited, and is subject to a capital adequacy requirement.

FCC Investments, Inc., a broker-dealer subsidiary, is subject to the net capital requirements of the SEC relating to liquidity and net capital levels.

Risk Management Incorporated and INTL Hencorp Futures, LLC are regulated by the CFTC and the National Futures Association and are both subject to a minimum capital requirement.

The Company is in compliance with all of its capital regulatory requirements at December 31, 2010. The net capital and minimum net capital requirements can be found within Note 14 of the condensed consolidated financial statements.

Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of December 31, 2010, these subsidiaries were in compliance with their local capital adequacy requirements.

Cash Flows

The Company’s cash and cash equivalents decreased from $81.9 million at September 30, 2010 to $78.0 million at December 31, 2010, a net decrease of $3.9 million. Net cash of $3.1 million was used in operating activities, $73.3 million was used in investing activities and net cash of $72.5 million was provided by financing activities, of which $74.1 million was advanced on lines of credit and increased the amounts payable to lenders under loans and overdrafts and $0.5 million was repayment of subordinated debt. Fluctuations in exchange rates had no material effect on the Company’s cash and cash equivalents.

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

Off Balance Sheet Arrangements

The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and futures commission merchant and from its market making and proprietary trading in the foreign exchange and commodities trading business. As part of these activities, the Company carries short positions. For example, it sells financial instruments that it does not own, borrows the financial instruments to make good delivery, and therefore is obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. The Company has recorded these obligations in the condensed consolidated financial statements at December 31, 2010 and September 30, 2010, at fair value of the related financial instruments, totaling $208.4 million and $189.6 million, respectively. These positions are held to offset the risks related to financial assets owned and reported on the Company’s condensed consolidated balance sheets under ‘Financial instruments owned, at fair value’, and ‘Physical commodities inventory, at cost. The Company will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to December 31, 2010 and September 30, 2010, which might be partially or wholly offset by gains in the value of assets held at December 31, 2010 and September 30, 2010. The total of $208.4 million and $189.6 million includes a net liability of $43.5 million and $87.6 million for derivatives, based on their fair value as of December 31, 2010 and September 30, 2010, respectively.

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

The Company is a member of various commodity exchanges and clearing organizations. Under the standard membership agreement, all members are required to guarantee the performance of other members and, accordingly, in the event another member is unable to satisfy its obligations to the exchange, may be required to fund a portion of the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the condensed consolidated balance sheets as of December 31, 2010 and September 30, 2010.

Critical Accounting Policies

The Company’s condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The Company’s significant accounting policies are described in the Summary of Significant Accounting Policies in the condensed consolidated financial statements set forth in the Company’s 10-K for the year ended September 30, 2010.

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

Physical Commodities Inventory. Physical commodities inventory is stated at the lower of cost or fair value, determined using the weighted-average price method. The Company generally mitigates the price risk associated with physical commodities held in inventory through the use of derivatives. The Company does not elect hedge accounting under U.S. GAAP in accounting for this price mitigation. Any unrealized gains in physical commodities inventory are not recognized under U.S. GAAP, but unrealized gains and losses in related derivative positions are recognized under U.S. GAAP. As a result, the Company’s reported commodities trading earnings are subject to volatility.

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

Management believes that the volatility of revenues is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of the Company’s daily revenue, determined on a marked-to-market basis, during the three months ended December 31, 2010.

In the Company’s securities market-making and trading activities, the Company maintains inventories of equity and debt securities. In the Company’s commodities market-making and trading activities, the Company’s positions include physical inventories, forwards, futures and options. The Company’s commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. The Company monitors the aggregate position for each commodity in equivalent physical ounces or metric tons. The table below illustrates, for the three months ended December 31, 2010, the Company’s greatest gross, average gross, greatest net long, greatest net short and average net day-end positions by business segment.

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

We manage interest expense using floating rate debt and through interest rate swap transactions. Refer to Note 7 to the condensed consolidated financial statements for information on the interest rate swap transactions. The debt instruments are carried at their unpaid principal balance which approximates fair value. With the exception of our convertible notes, all of the debt outstanding at December 31, 2010, has a variable interest rate.

Item 4. Controls and Procedures

In connection with the filing of this Form 10-Q, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

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

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

FCStone and certain officers of FCStone were named as defendants in an action filed in the United States District Court for the Western District of Missouri on July 15, 2008. A consolidated amended complaint was subsequently filed on September 25, 2009. The action, which purported to be brought as a class action on behalf of purchasers of FCStone common stock between November 15, 2007 and February 24, 2009, sought to hold defendants liable under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 for allegedly false statements and failure to disclose adverse facts relating to an interest rate hedge, the bad debt reserve of FCStone and losses sustained by FCStone in connection with energy trades in a customer account. On November 16, 2010, the Court denied FCStone’s motion to dismiss and granted the plaintiffs leave to amend the complaint on or before December 15, 2010. The plaintiffs chose not to amend and replead the complaint with respect to the interest rate hedge and FCStone’s bad debt reserve. Plaintiffs’ amended complaint deals only with the losses sustained in connection with energy trades in a customer account. As a result, the class of shareholders on whose behalf this action is purportedly brought will include shareholders who purchased FCStone common stock from a date, not yet determined, after November 15, 2007 and possibly as late as November 1, 2008.

On December 14, 2010, the Company received a conversion notice from a noteholder of $3.7 million in principal amount of the Company’s senior subordinated convertible notes due September 2011. The noteholder converted the principal amount and accrued interest into 173,966 shares of common stock of the Company. On December 16, 2010, the Company and the noteholder entered into a Stipulation of Discontinuance, with the effect of discontinuing its lawsuit against the Company.

Apart from this, there have been no material developments in previously reported litigation, and no other reportable events have occurred during the quarter ended December 31, 2010 or through the date of this filing.

Item 1A. Risk Factors

In addition to the other information set forth in this report, information regarding risks affecting the Company appears in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that management currently considers to be non-material may in the future adversely affect the Company’s business, financial condition and operating results. There have been no material changes to our risk factors since the filing of the Company’s Form 10-K.

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

INTERNATIONAL ASSETS HOLDING CORPORATION

Date February 9, 2011	/s/ Sean M. O’Connor

Sean M. O’Connor

Chief Executive Officer

Date February 9, 2011	/s/ William J. Dunaway

William J. Dunaway

Chief Financial Officer