Form 10-Q
period 2011-06-30
INTL FCSTONE INC.
filed 2011-08-09
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of August 5, 2011, there were 18,221,218 shares of the registrant’s common stock outstanding.

INTL FCStone Inc.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTL FCStone Inc.
Condensed Consolidated Balance Sheets

(in millions, except par value and share amounts)	June 30, 2011	September 30, 2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$144.1	$81.9
Cash, securities and other assets segregated under federal and other regulations (including $25.2 and $0.8 at fair value at June 30, 2011 and September 30, 2010, respectively)	64.7	15.3
Securities purchased under agreements to resell	0.9	342.0
Deposits and receivables from:
Exchange-clearing organizations (including $1,120.5 and $906.4 at fair value at June 30, 2011 and September 30, 2010, respectively)	1,817.8	903.4
Broker-dealers, clearing organizations and counterparties (including $(2.5) and $56.1 at fair value at June 30, 2011 and September 30, 2010, respectively)	182.7	173.9
Receivables from customers, net	104.7	78.0
Notes receivable, net	23.1	29.2
Income taxes receivable	8.7	9.4
Financial instruments owned, at fair value	123.2	159.8
Physical commodities inventory, at cost	247.9	125.0
Deferred income taxes	19.7	21.0
Property and equipment, net	12.6	7.3
Goodwill and intangible assets, net	56.6	53.4
Other assets	24.0	22.1
Total assets	$2,830.7	$2,021.7
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $27.7 and $32.3 at fair value at June 30, 2011 and September 30, 2010)	$117.1	$99.4
Payables to:
Customers	1,973.6	1,351.0
Broker-dealers, clearing organizations and counterparties	4.5	3.9
Lenders under loans and overdrafts	120.5	114.9
Income taxes payable	7.1	2.8
Financial instruments sold, not yet purchased, at fair value	314.6	189.6
	2,537.4	1,761.6
Subordinated debt	—	0.5
Convertible subordinated notes payable	9.0	16.7
Total liabilities	2,546.4	1,778.8
Commitments and contingencies (see Notes 12 and 13)
Equity:
INTL FCStone Inc. stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 30,000,000 shares; 18,195,217 issued and 18,183,960 outstanding at June 30, 2011 and 17,612,792 issued and 17,601,535 outstanding at September 30, 2010	0.2	0.2
Common stock in treasury, at cost - 11,257 shares at June 30, 2011 and September 30, 2010	(0.1)	(0.1)
Additional paid-in capital	195.4	184.6
Retained earnings	89.5	59.7
Accumulated other comprehensive loss	(2.0)	(3.1)
Total INTL FCStone Inc. stockholders’ equity	283.0	241.3
Noncontrolling interests	1.3	1.6
Total equity	284.3	242.9
Total liabilities and equity	$2,830.7	$2,021.7
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share and per share amounts)	2011	2010	2011	2010
Revenues:
Sales of physical commodities	$20,464.7	$14,122.0	$51,179.9	$31,067.4
Trading gains	70.0	33.5	117.9	61.0
Commission and clearing fees	31.1	30.3	105.6	87.8
Consulting and management fees	5.2	4.7	15.2	12.7
Interest income	2.3	1.6	7.8	4.7
Other income	0.1	0.3	0.8	0.4
Total revenues	20,573.4	14,192.4	51,427.2	31,234.0
Cost of sales of physical commodities	20,468.0	14,114.2	51,112.1	31,030.9
Operating revenues	105.4	78.2	315.1	203.1
Interest expense	2.0	2.7	9.1	7.5
Net revenues	103.4	75.5	306.0	195.6
Non-interest expenses:
Compensation and benefits	44.0	25.9	129.6	73.0
Clearing and related expenses	18.0	17.9	58.4	51.7
Communication and data services	4.2	2.6	11.1	7.9
Introducing broker commissions	6.3	5.2	17.7	14.1
Occupancy and equipment rental	2.1	1.5	6.1	4.5
Professional fees	2.9	1.9	6.9	5.6
Depreciation and amortization	1.3	0.4	3.4	0.8
Bad debts and impairments	1.2	2.1	5.7	2.3
Other	6.1	4.6	20.6	13.1
Total non-interest expenses	86.1	62.1	259.5	173.0
Income from continuing operations, before tax	17.3	13.4	46.5	22.6
Income tax expense	7.0	4.8	17.1	8.1
Income from continuing operations	10.3	8.6	29.4	14.5
(Loss) income from discontinued operations, net of tax	—	(1.1)	0.2	(0.7)
Income before extraordinary loss	10.3	7.5	29.6	13.8
Extraordinary loss	—	(0.8)	—	(4.2)
Net income	10.3	6.7	29.6	9.6
Add: Net loss attributable to noncontrolling interests	0.1	—	0.2	0.3
Net income attributable to INTL FCStone Inc. common stockholders	$10.4	$6.7	$29.8	$9.9
Basic earnings per share:
Income from continuing operations attributable to INTL FCStone Inc. common stockholders	$0.58	$0.50	$1.67	$0.85
(Loss) income from discontinued operations attributable to INTL FCStone Inc. common stockholders	—	(0.06)	0.01	(0.04)
Extraordinary loss attributable to INTL FCStone Inc. common stockholders	—	(0.05)	—	(0.24)
Net income attributable to INTL FCStone Inc. common stockholders	$0.58	$0.39	$1.68	$0.57
Diluted earnings per share:
Income from continuing operations attributable to INTL FCStone Inc. common stockholders	$0.55	$0.48	$1.56	$0.83
(Loss) income from discontinued operations attributable to INTL FCStone Inc. common stockholders	—	(0.06)	0.01	(0.04)
Extraordinary loss attributable to INTL FCStone Inc. common stockholders	—	(0.04)	—	(0.24)
Net income attributable to INTL FCStone Inc. common stockholders	$0.55	$0.38	$1.57	$0.55
Weighted-average number of common shares outstanding:
Basic	17,901,613	17,335,362	17,714,916	17,293,058
Diluted	19,280,696	18,527,376	19,308,661	17,841,999
Amounts attributable to INTL FCStone Inc. common stockholders:
Income from continuing operations, net of tax	$10.4	$8.6	$29.6	$14.8
(Loss) income from discontinued operations, net of tax	—	(1.1)	0.2	(0.7)
Extraordinary loss	—	(0.8)	—	(4.2)
Net income	$10.4	$6.7	$29.8	$9.9
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Cash Flows Statements
(Unaudited)

	Nine Months Ended June 30,
(in millions)	2011	2010
Cash flows from operating activities:
Net cash provided by operating activities	$79.6	$148.2
Cash flows from investing activities:
Cash paid for acquisitions, net	(13.5)	(6.6)
Purchase of exchange memberships and common stock	(3.4)	—
Sale of exchange memberships and common stock	1.3	—
Deconsolidation of affiliates	—	(0.3)
Purchase of property and equipment	(7.0)	(2.7)
Net cash used in investing activities	(22.6)	(9.6)
Cash flows from financing activities:
Net change in payable to lenders under loans and overdrafts	5.6	(72.7)
Repayment of subordinated debt	(0.5)	(56.0)
Debt issuance costs	(1.3)	—
Exercise of stock options	1.3	0.7
Income tax benefit on stock options and awards	0.1	0.1
Net cash provided by (used in) financing activities	5.2	(127.9)
Effect of exchange rates on cash and cash equivalents	—	(0.3)
Net increase in cash and cash equivalents	62.2	10.4
Cash and cash equivalents at beginning of period	81.9	60.5
Cash and cash equivalents at end of period	$144.1	$70.9
Supplemental disclosure of cash flow information:
Cash paid for interest	$5.6	$5.7
Income taxes paid, net of cash refunds	$7.0	$(38.7)
Supplemental disclosure of non-cash investing and financing activities:
Conversion of subordinated notes to common stock, net	$7.7	$—
Additional consideration payable related to acquisitions	$—	$10.7
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balances at September 30, 2010	$0.2	$(0.1)	$184.6	$59.7	$(3.1)	$1.6	$242.9
Components of comprehensive income:
Net income (loss)				29.8		(0.2)	29.6
Change in foreign currency translation, net of tax					(0.2)		(0.2)
Change in unrealized loss on derivative instruments, net of tax					1.1		1.1
Change in pension liabilities, net of tax					0.3		0.3
Change in unrealized gain or loss on available-for-sale securities, net of tax					(0.1)		(0.1)
Total comprehensive income							$30.7
Redemption of fund units						(0.1)	(0.1)
Exercise of stock options			1.3				1.3
Stock-based compensation			1.7				1.7
Convertible note conversions			7.8				7.8
Balances at June 30, 2011	$0.2	$(0.1)	$195.4	$89.5	$(2.0)	$1.3	$284.3
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation and Consolidation and Recently Issued Accounting Standards
INTL FCStone Inc., a Delaware corporation, together with its consolidated subsidiaries (collectively “INTL” or “the Company”) form a financial services group focused on domestic and select international markets. The Company’s services include comprehensive risk management advisory services for commercial customers; execution of listed futures and options on futures contracts on all major commodity exchanges; structured over-the-counter ("OTC") products in a wide range of commodities; physical trading and hedging of precious and base metals and select other commodities; trading of more than 130 foreign currencies; market-making in international equities; debt origination and asset management. During the quarter ended March 31, 2011, the Company changed its name from International Assets Holding Corporation to INTL FCStone Inc., following approval of the name change by the Company's stockholders.
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
These condensed consolidated financial statements include the accounts of INTL FCStone Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. In accordance with the Consolidation Topic of the Accounting Standards Codification ("ASC"), the Company consolidates any variable interest entities for which it is the primary beneficiary, as defined.
The Company has a majority interest in the Blackthorn Multi-Advisor Fund, LP (the “Blackthorn Fund”). The Blackthorn Fund is a commodity investment pool, which allocates most of its assets to third-party commodity trading advisors and other investment managers. The Blackthorn Fund engages in speculative trading of a wide variety of commodity futures and options on futures contracts, securities and other financial instruments. In addition to the majority interest that was acquired, a subsidiary of the Company is also the general partner of the Blackthorn Fund. Under the provisions of the Consolidations Topic of the ASC, the Company is required to consolidate the Blackthorn Fund as a variable interest entity since it is the general partner and owns a majority interest. The creditors of the Blackthorn Fund have no recourse to the general assets of the Company.
The Blackthorn Fund had net assets of $3.6 million as of June 30, 2011. The net assets of the Blackthorn fund consisted of cash and cash equivalents of $0.9 million, deposits and receivables from broker-dealers, clearing organizations and counterparties of $2.8 million, investments in managed funds of $1.2 million and $1.3 million in accounts payable and other accrued liabilities at June 30, 2011. Accordingly, the noncontrolling interest shown in the condensed consolidated balance sheets includes the noncontrolling interest of the Blackthorn Fund of $1.3 million as of June 30, 2011. See Note 6 for discussion of fair value of the financial assets and liabilities.
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
Reclassifications
During the quarter ended March 31, 2011, the Company reclassified give-up fee revenue within the condensed consolidated income statement to the financial statement line caption 'commission and clearing fees', from 'consulting and management fees'. Reclassifications in the amount of $0.6 million and $1.2 million have been made to the three and nine month periods ended June 30, 2010, respectively, to conform to the current year presentation. These reclassifications had no effect on previously reported total or net revenues.
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
In June 2009, new guidance was issued to revise the approach to determine when a variable interest entity ("VIE") should be consolidated. The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIEs economic performance and shares in the significant risks and rewards of the entity. The guidance on VIEs requires companies to continually reassess VIEs to determine if consolidation is appropriate and provide additional disclosures. The guidance was effective for the beginning of the Company’s 2011 fiscal year. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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
The income tax expense from continuing operations of $7.0 million and $4.8 million for the three months ended June 30, 2011 and 2010, respectively, and income tax expense from continuing operations of $17.1 million and $8.1 million for the nine months ended June 30, 2011 and 2010, respectively, reflect estimated federal, foreign and state taxes. For the three months ended June 30, 2011, the Company’s effective tax rate was 40%, compared to 36% for the three months ended June 30, 2010. For the nine months ended June 30, 2011, the Company's effective tax rate was 37%, compared to 36% for the nine months ended June 30, 2010.
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
Note 3 – Earnings per Share
Basic earnings per share ("EPS") has been computed by dividing net income by the weighted-average number of common shares outstanding. The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share amounts)	2011	2010	2011	2010
Numerator:
Income from continuing operations attributable to INTL FCStone Inc. stockholders	$10.4	$8.6	$29.6	$14.8
Add: Interest on convertible debt, net of tax	0.2	0.2	0.5	—
Diluted income from continuing operations	10.6	8.8	30.1	14.8
Add: (Loss) income from discontinued operations	—	(1.1)	0.2	(0.7)
Less: Extraordinary loss	—	(0.8)	—	(4.2)
Diluted net income	$10.6	$6.9	$30.3	$9.9
Denominator:
Weighted average number of:
Common shares outstanding	17,901,613	17,335,362	17,714,916	17,293,058
Dilutive potential common shares outstanding:
Share-based awards	932,765	535,078	952,813	548,941
Convertible debt	446,318	656,936	640,932	—
Diluted weighted-average shares	19,280,696	18,527,376	19,308,661	17,841,999
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
Options to purchase 384,183 and 836,822 shares of common stock for the three months ended June 30, 2011 and 2010, respectively, and 391,031 and 836,822 shares of common stock for the nine months ended June 30, 2011 and 2010, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.
The Company has unvested share-based payment awards that are considered participating securities and should be included in the computation of basic EPS using the two-class method. The Company has omitted disclosures related to the two-class method as the impact of the computation does not have a material effect on the condensed consolidated financial statements. Had the required disclosures been made for the three months ended June 30, 2011 and 2010, the Company’s basic EPS would have been reduced by less than $0.01 per share in each period, respectively. Had the required disclosures been made for the nine months ended June 30, 2011 and 2010, the Company’s basic EPS would have been reduced by less than $0.03 per share and $0.01 per share, respectively.

Note 4 – Receivables from customers and notes receivable, net
On June 30, 2011, the commodities market experienced downward limit price movements on certain commodities, and as a result, certain exchange-traded derivative contracts, which would normally be valued using quoted market prices were priced using a valuation model - see Note 6. These market events caused an increase in receivables from customers related to margin balances as of the balance sheet date. The Company has subsequently collected all margin balances from its customers related to these market events.
Receivables from customers, net and notes receivable, net include a provision for bad debts, which reflects our best estimate of probable losses inherent in the receivables from customers and notes receivable. The Company provides for an allowance for doubtful accounts based on a specific-identification basis. The Company continually reviews its provision for bad debts. The allowance for doubtful accounts related to receivables from customers is $12.1 million and $4.9 million at June 30, 2011 and September 30, 2010, respectively. The allowance for doubtful accounts related to total notes receivable was $0.1 million at June 30, 2011, and $114.3 million at September 30, 2010.
During the three and nine months ended June 30, 2011, the Company recorded bad debt expense, net of recoveries, of $1.2 million and $4.0 million, respectively. During the three and nine months ended June 30, 2011, increases to the allowance for doubtful accounts were $3.0 million and $7.5 million, respectively. The current provision increase was primarily related to an additional loss recognized on a customer to whom the Company had consigned gold, in the C&RM segment, for which a partial provision was recorded during the fourth quarter of fiscal 2010. During the three months ended June 30, 2011, negotiation efforts with the customer to partially settle the loss were unsuccessful, resulting in legal proceedings against the customer, and a charge to bad debt expense for the remainder of the loss in the amount of $2.7 million. During the nine months ended June 30, 2011, the provision increase also included amounts for another customer to whom the Company had consigned gold, in the C&RM segment, and a clearing customer deficit account in the CES segment. During the three and nine months ended June 30, 2011, the Company recorded recoveries of $1.8 million and $3.7 million, respectively, of bad debt expense. The current period recovery of $1.8 million related to a bad debt provision decrease on a previous customer account deficit, in the C&RM segment, based on a revision to the amount considered collectible. During the nine months ended June 30, 2011, recoveries also include $1.3 million following a settlement relating to a disputed trade that was “given-up” to FCStone during the quarter ended June 30, 2010 by another futures commission merchant ("FCM") for a customer that held an account with us.
As a result of the acquisition of FCStone, the Company acquired certain notes receivable of $133.7 million at September 30, 2009, consisting of promissory notes from certain customers and an introducing broker which arose from previous customer account deficits, of which the Company estimated collectability to be $16.7 million. During the three months ended March 31, 2011, the Company recovered $11.4 million as partial payment against the promissory notes receivable from these certain customers, and charged off $111.5 million against the allowance for notes receivable related to these certain customer account deficits. Total recoveries from these certain customers and introducing broker through June 30, 2011 is $12.8 million, and remaining notes receivable related to these certain customer account deficits is $3.9 million. Subsequent to June 30, 2011, the Company collected $2.6 million against the promissory notes. The Company expects to collect the remaining amounts from the introducing broker, by withholding commissions due on future revenues collected by the Company, although no assurance can be given as to the timing of collection.
Activity in the allowance for doubtful accounts and notes was as follows:

(in millions)
Balance, September 30, 2010	$119.2
Provision for bad debts	7.5
Transfer in (1)	2.5
Deductions:
Charge-offs	(113.3)
Recoveries	(3.7)
Balance, June 30, 2011	$12.2

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

Additionally, in the normal course of operations the Company accepts notes receivable under sale/repurchase agreements with customers whereby the customers sell certain commodity inventory and agree to repurchase the commodity inventory at a future date at either a fixed or floating rate. These transactions are short-term in nature, and are treated as secured borrowings rather than commodity inventory, purchases and sales in the Company’s condensed consolidated financial statements. At June 30, 2011 and September 30, 2010, the Company had outstanding notes receivable of $18.8 million and $13.6 million, respectively, related to this program.
Note 5 – Exchange Memberships and Stock
The Company holds certain commodity exchange membership seats and commodity exchange firm common stock, which are pledged for clearing purposes, providing the Company the right to process trades directly with the various exchanges. Exchange memberships and common stocks pledged for clearing purposes are recorded at cost. The Company acquired additional exchange firm common stock during the nine months ended June 30, 2011 at a cost of $3.4 million. In January 2011, excess shares of exchange firm common stock, with a cost basis of $1.2 million, were sold, resulting in a nominal gain. The cost basis for exchange memberships and common stock pledged for clearing purposes was $14.0 million and $11.9 million at June 30, 2011 and September 30, 2010, respectively, and is included within ‘other assets’ on the condensed consolidated balance sheets. The fair value of the exchange memberships and common stock pledged for clearing purposes was $13.3 million and $9.8 million at June 30, 2011 and September 30, 2010, respectively. The fair value of exchange stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. The Company monitors the fair value of exchange membership seats and common stock on a quarterly basis, and considers the current unrealized loss to be a temporary impairment.
Note 6 – Assets and Liabilities, at Fair Value
The Company’s financial and nonfinancial assets and liabilities reported at fair value are included within the following captions on the condensed consolidated balance sheets:

•	Cash and cash equivalents

•	Cash, securities and other assets segregated under federal and other regulations

•	Securities purchased under agreements to resell

•	Deposits and receivables from exchange-clearing organizations

•	Deposits and receivables from broker-dealers, clearing organizations and counterparties

•	Financial instruments owned

•	Accounts payable and other accrued liabilities

•	Payables to customers

•	Financial instruments sold, not yet purchased
The table below sets forth an analysis of the carrying value of financial instruments owned and financial instruments sold, not yet purchased. This is followed by tables that provide the information required by the Fair Value Measurements and Disclosures Topic of the ASC for all financial assets and liabilities that are carried at fair value.

	June 30, 2011		September 30, 2010
(in millions)	Owned	Sold, not yet purchased	Owned	Sold, not yet purchased
Common stock and American Depositary Receipts ("ADRs")	$16.2	$15.6	$17.4	$8.5
Exchangeable foreign ordinary equities and ADRs	13.1	6.4	6.6	7.5
Corporate and municipal bonds	8.9	—	13.1	—
U.S. and foreign government obligations	13.4	0.7	8.7	0.2
Derivatives	50.0	116.0	40.2	87.6
Commodities leases and unpriced positions	19.8	175.9	69.2	85.8
Mutual funds and other	0.6	—	2.1	—
Investment in managed funds	1.2	—	2.5	—
	$123.2	$314.6	$159.8	$189.6
Fair Value Hierarchy
The majority of financial assets and liabilities on the condensed consolidated balance sheets are reported at fair value. Cash and cash equivalents are reported at the balance held at financial institutions. Deposits with and receivables from exchange-clearing organizations and broker-dealers and FCMs and payables to customers and exchange-clearing organizations include the value of cash collateral as well as the value of money market funds and other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities. These balances also include the fair value of futures and options on futures determined by prices on the applicable exchange. Financial instruments owned and sold, not yet purchased include the value of U.S. and foreign government obligations, corporate debt securities, derivative financial instruments, commodities, mutual funds and investments in managed funds. The fair value of exchange common stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. Notes payable and subordinated debt carry variable rates of interest and thus approximate fair value.
The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of June 30, 2011 and September 30, 2010 by level within the fair value hierarchy. There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of June 30, 2011. As required by the Fair Value Measurements and Disclosures Topic of the ASC, financial and nonfinancial assets and liabilities measured on recurring and nonrecurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy under the Fair Value Measurements and Disclosures Topic of the ASC are:
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

	June 30, 2011
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - money market funds	$0.1	$—	$—	$—	$0.1
Commodities warehouse receipts	22.7	—	—	—	22.7
U.S. and foreign government obligations	—	2.5	—	—	2.5
Securities and other assets segregated under federal and other regulations	22.7	2.5	—	—	25.2
Securities purchased under agreements to resell	0.9	—	—	—	0.9
Money market funds	757.2	—	—	—	757.2
U.S. and foreign government obligations	—	702.0	—	—	702.0
Mortgage-backed securities	—	9.0	—	—	9.0
Derivatives	4,591.2	407.9	—	(5,346.8)	(347.7)
Deposits and receivables from exchange-clearing organizations	5,348.4	1,118.9	—	(5,346.8)	1,120.5
U.S. and foreign government obligations	—	0.7	—	—	0.7
Derivatives	—	278.2	—	(281.4)	(3.2)
Deposits and receivables from broker-dealers, clearing organizations and counterparties	—	278.9	—	(281.4)	(2.5)
Common stock and ADRs	26.3	1.8	1.2	—	29.3
Corporate and municipal bonds	—	5.1	3.8	—	8.9
U.S. and foreign government obligations	12.5	0.9	—	—	13.4
Derivatives	320.1	341.2	—	(611.3)	50.0
Commodities leases and unpriced positions	—	121.9	—	(102.1)	19.8
Mutual funds and other	0.2	—	0.4	—	0.6
Investment in managed funds	—	1.2	—	—	1.2
Financial instruments owned	359.1	472.1	5.4	(713.4)	123.2
Total assets at fair value	$5,731.2	$1,872.4	$5.4	$(6,341.6)	$1,267.4
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$27.7	$—	$27.7
Payables to customers - derivatives	4,295.4	256.3	—	(4,551.7)	—
Common stock and ADRs	21.2	0.8	—	—	22.0
U.S. and foreign government obligations	—	0.7	—	—	0.7
Derivatives	306.9	620.9	—	(811.8)	116.0
Commodities leases and unpriced positions	—	396.3	—	(220.4)	175.9
Financial instruments sold, not yet purchased	328.1	1,018.7	—	(1,032.2)	314.6
Total liabilities at fair value	$4,623.5	$1,275.0	$27.7	$(5,583.9)	$342.3

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.

	September 30, 2010
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - money market funds	$0.3	$—	$—	$—	$0.3
U.S. and foreign government obligations	—	0.8	—	—	0.8
Securities segregated under federal and other regulations	—	0.8	—	—	0.8
Securities purchased under agreements to resell	342.0	—	—	—	342.0
Money market funds	428.2	—	—	—	428.2
U.S. and foreign government obligations	—	988.1	—	—	988.1
Mortgage-backed securities	—	10.0	—	—	10.0
Derivatives	4,228.1	—	—	(4,748.0)	(519.9)
Deposits and receivables from exchange-clearing organizations	4,656.3	998.1	—	(4,748.0)	906.4
Common stock and ADRs	22.1	0.7	1.2	—	24.0
Corporate and municipal bonds	—	5.1	8.0	—	13.1
U.S. and foreign government obligations	2.8	5.9	—	—	8.7
Derivatives (2)	186.0	897.9	—	(1,043.7)	40.2
Commodities leases and unpriced positions	—	201.9	—	(132.7)	69.2
Mutual funds and other	1.7	—	0.4	—	2.1
Investment in managed funds	—	1.9	0.6	—	2.5
Financial instruments owned	212.6	1,113.4	10.2	(1,176.4)	159.8
Total assets at fair value	$5,211.2	$2,112.3	$10.2	$(5,924.4)	$1,409.3
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—		$32.3	$—	$32.3
Payables to customers - derivatives	5,451.0	—	—	(5,451.0)	—
Common stock and ADRs	15.5	0.5	—	—	16.0
U.S. and foreign government obligations	—	0.2	—	—	0.2
Derivatives (2)	189.3	859.5	—	(961.2)	87.6
Commodities leases and unpriced positions	—	127.2	—	(41.4)	85.8
Financial instruments sold, not yet purchased	204.8	987.4	—	(1,002.6)	189.6
Total liabilities at fair value	$5,655.8	$987.4	$32.3	$(6,453.6)	$221.9

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.

(2)
The derivatives include net unrealized gains (losses) that are reclassified to deposits and receivables from broker-dealers, clearing organizations and counterparties and receivables from customers of $56.1 million as of September 30, 2010, as a result of netting and collateral.

Realized and unrealized gains and losses are included within ‘trading gains’ in the condensed consolidated income statements.
Information on Level 3 Financial Assets and Liabilities
The Company’s financial assets at fair value classified within level 3 of the fair value hierarchy are summarized below:

(in millions)	As of June 30, 2011	As of September 30, 2010
Total level 3 assets	$5.4	$10.2
Level 3 assets for which the Company bears economic exposure	$5.4	$10.2
Total assets	$2,830.7	$2,021.7
Total financial assets at fair value	$1,267.4	$1,409.3
Total level 3 assets as a percentage of total assets	0.2%	0.5%
Level 3 assets for which the Company bears economic exposure as a percentage of total assets	0.2%	0.5%
Total level 3 assets as a percentage of total financial assets at fair value	0.4%	0.7%

The following tables set forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the three and nine months ended June 30, 2011 including a summary of unrealized gains (losses) during the three and nine months on the Company’s level 3 financial assets and liabilities still held at June 30, 2011.

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended June 30, 2011
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases, issuances, settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$1.2	$—	$—	$—	$—	$1.2
Corporate and municipal bonds	5.3	—	(0.6)	(0.9)	—	3.8
Mutual funds and other	0.4	—	—	—	—	0.4
Investment in managed funds	0.8	—	—	(0.8)	—	—
	$7.7	$—	$(0.6)	$(1.7)	$—	$5.4
Liabilities:
Contingent liabilities	$30.5	$—	$0.3	$(3.1)	$—	$27.7

	Level 3 Financial Assets and Financial Liabilities For the Nine Months Ended June 30, 2011
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases, issuances, settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$1.2	$—	$—	$—	$—	$1.2
Corporate and municipal bonds	8.0	—	(3.3)	(0.9)	—	3.8
Mutual funds and other	0.4	—	—	—	—	0.4
Investment in managed funds	0.6	0.2	—	(0.8)	—	—
	$10.2	$0.2	$(3.3)	$(1.7)	$—	$5.4
Liabilities:
Contingent liabilities	$32.3	$—	$2.2	$(6.8)	$—	$27.7
In August 2008, INTL Asia Pte, Ltd., a subsidiary of the Company, arranged a 550 million Thai Baht ("THB"), an $18 million U.S. dollar ("USD") equivalent, issue of debentures for the single asset owning company of Suriwongse Hotel located in Chiang Mai, Thailand. The debentures have a 9.5% coupon and are scheduled to mature in August 2011. The Company arranged for the sale of 375.5 million THB ($12.6 USD) of the debentures to two investors and the Company retained debentures in the amount of 174.5 million THB ($5.4 USD). The debentures are secured by a mortgage on the land and hotel buildings, the personal guarantee of the owner, and conditional assignments of accounts and agreements.
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
In accordance with the Fair Value Measurements and Disclosures Topic of the ASC, the Company has estimated the fair value of the debentures on a recurring basis each period. At June 30, 2011, the Company's investment in the hotel is $3.6 million, and included within the corporate and municipal bonds classification in the level 3 financial assets and financial liabilities tables. The Company has classified its investment in the hotel within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. These cash flows are discounted employing present value techniques. During the nine months ended June 30, 2011, the Company recorded a loss of $1.7 million, representing an other than temporary impairment.
The Company is required to make additional future cash payments based on certain financial performance measures of its acquired businesses. The Company is required to remeasure the fair value of the cash earnout arrangements on a recurring basis in accordance with the guidance in the Business Combinations Topic of the ASC. The Company has classified its net liabilities for the contingent earnout arrangements within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. The estimated fair value of the contingent purchase consideration is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted employing present value techniques in arriving at the acquisition-date fair value. The discount rate was developed using market participant company data, a level 2 input in the fair value hierarchy, and there have been no significant changes in the discount rate environment. From the dates of acquisition to June 30, 2011, certain acquisitions have had changes in the estimates of undiscounted cash flows, based on actual performances fluctuating from estimates. During the three and nine months ended June 30, 2011, the fair value of the contingent consideration increased $0.3 million and $2.2 million, respectively, with the corresponding expense classified as 'other' within the condensed consolidated income statements.

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended June 30, 2010
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases, issuances, settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$1.2	$—	$—	$—	$—	$1.2
Corporate and municipal bonds	4.8	—	—	0.1	—	4.9
U.S. and foreign government obligations	—	—	—	—	—	—
Mutual funds and other	0.5	—	(0.1)	—	—	0.4
Investment in managed funds	2.0	—	—	—	—	2.0
	$8.5	$—	$(0.1)	$0.1	$—	$8.5

	Level 3 Financial Assets and Financial Liabilities For the Nine Months Ended June 30, 2010
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases, issuances, settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$1.2	$—	$—	$—	$—	$1.2
Corporate and municipal bonds	4.3	—	0.2	0.4	—	4.9
U.S. and foreign government obligations	0.7	—	—	—	(0.7)	—
Mutual funds and other	0.4	—	—	—	—	0.4
Investment in managed funds	2.7	—	(0.1)	(0.6)	—	2.0
	$9.3	$—	$0.1	$(0.2)	$(0.7)	$8.5

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
On June 30, 2011, the commodities market experienced downward limit price movements on certain commodities, and at March 31, 2011, the commodities market experienced upward limit price movements on certain commodities. As a result, certain exchange-traded derivative contracts, which would normally be valued using quoted market prices and classified as level 1 within the fair value hierarchy, were priced using a valuation model using observable inputs. Due to the change in valuation techniques because of the limit moves, derivative assets of $407.9 million and derivative liabilities of $256.3 million were classified as level 2 at June 30, 2011. Such derivative assets and liabilities were valued using quoted market prices, and as such, were classified as level 1 prior to March 31, 2011.
The Company did not have any additional significant transfers between level 1 and level 2 fair value measurements for the three months and nine months ended June 30, 2011.
The Company transferred $0.7 million of U.S. and foreign obligations from level 3 to level 2 during the nine months ended June 30, 2010. The Company re-evaluated the observability of the inputs for the fair value of the securities that were transferred into level 2 from level 3 and determined that there was improvement in the market for these securities and that resulted in the Company being able to utilize inputs that were observable.

The following tables summarize the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses of the Company’s investment securities classified as available-for-sale at June 30, 2011 and September 30, 2010:

June 30, 2011
Amounts included in financial instruments owned:
	Amortized Cost	Unrealized Holding (1)		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$0.6	$—	$—	$0.6
Corporate bonds	5.0	—	—	5.0
	$5.6	$—	$—	$5.6

(1)	Unrealized gain/loss on financial instruments owned as of June 30, 2011, is less than $0.1 million.

Amounts included in deposits with and receivables from exchange-clearing organizations:
	Amortized Cost	Unrealized Holding		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$682.2	$0.2	$—	$682.4
Mortgage-backed securities	8.8	0.2	—	9.0
	$691.0	$0.4	$—	$691.4

September 30, 2010
Amounts included in financial instruments owned:
	Amortized Cost	Unrealized Holding (1)		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$5.0	$—	$—	$5.0
Corporate bonds	5.1	—	—	5.1
	$10.1	$—	$—	$10.1

(1)	Unrealized gain/loss on financial instruments owned as of September 30, 2010, is less than $0.1 million.

Amounts included in deposits with and receivables from exchange-clearing organizations:
	Amortized Cost	Unrealized Holding		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$936.0	$0.4	$—	$936.4
Mortgage-backed securities	10.1	—	(0.1)	10.0
	$946.1	$0.4	$(0.1)	$946.4

At June 30, 2011 and September 30, 2010, investments in debt securities classified as available-for-sale (AFS) mature as follows:

June 30, 2011
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$678.0	$5.0	$683.0
Corporate bonds	5.0	—	5.0
Mortgage-backed securities	—	9.0	9.0
	$683.0	$14.0	$697.0

September 30, 2010
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$876.0	$65.4	$941.4
Corporate bonds	—	5.1	5.1
Mortgage-backed securities	—	10.0	10.0
	$876.0	$80.5	$956.5
There were no sales of AFS Securities during three and nine months ended June 30, 2011 and 2010, and as a result, no realized gains or losses were recorded for the three and nine months ended June 30, 2011 and 2010.
For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.
Note 7 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements at June 30, 2011 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to June 30, 2011. The total of $314.6 million at June 30, 2011 includes $116.0 million for derivative contracts, which represent a liability to the Company based on their fair values as of June 30, 2011.
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
The Company continues to employ an interest rate risk management strategy, implemented in April 2010, that uses derivative financial instruments in the form of interest rate swaps to manage a portion of the aggregate interest rate position. The Company’s objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap the resulting variable interest earnings into the medium-term interest stream, by using a strip of interest rate swaps that mature every quarter, in order to achieve the two year moving average of the two year swap rate. The risk mitigation of these interest rate swaps is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC, and as a result they are recorded at fair value, with changes in the marked-to-market valuation of the financial instruments recorded within 'trading gains' in the condensed consolidated income statements on a quarterly basis.

Listed below are the fair values of the Company's derivative assets and liabilities as of June 30, 2011 and September 30, 2010. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	June 30, 2011		September 30, 2010
(In millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$4,888.8	$4,417.2	$4,126.2	$5,332.6
OTC commodity derivatives	655.9	640.7	563.3	562.9
Exchange-traded foreign exchange derivatives	64.7	81.2	84.6	98.7
OTC Foreign exchange derivatives (2)	279.8	286.9	512.6	478.3
Interest rate derivatives	6.6	5.4	22.5	18.6
Equity index derivatives	42.8	48.1	2.8	7.6
Derivative contracts accounted for as hedges:
Interest rate derivatives	—	—	—	1.1
Gross fair value of derivative contracts	5,938.6	5,479.5	5,312.0	6,499.8
Counterparty netting
Impact of netting and collateral	(6,239.5)	(5,363.5)	(5,791.7)	(6,412.2)
Total fair value included in ‘Deposits and receivables from exchange-clearing organizations’	$(347.7)		$(519.9)
Total fair value included in 'Deposits and receivables from broker-dealers, clearing organizations and counterparties	$(3.2)		$—
Total fair value included in ‘Financial instruments owned, at fair value’	$50.0		$40.2
Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$116.0		$87.6

(1)	As of June 30, 2011 and September 30, 2010, the Company’s derivative contract volume for open positions was approximately 3.9 million and 3.5 million contracts, respectively.

(2)
In accordance with agreements with counterparties, the Company is allowed to periodically take advances against its open trade fair value. These amounts exclude advances against open trade fair value of $0.0 million and $27.0 million outstanding at June 30, 2011 and September 30, 2010, respectively.

The Company’s derivative contracts are principally held in its Commodities and Risk Management Services ("C&RM") segment. The Company assists its C&RM segment customers in protecting the value of their future production by entering into option or forward agreements with them on an OTC basis. The Company also provides its C&RM segment customers with sophisticated option products, including combinations of buying and selling puts and calls. The Company mitigates its risk by generally offsetting the customer's transaction simultaneously with one of the Company's trading counterparties or will offset that transaction with a similar but not identical position on the exchange. The risk mitigation of these offsetting trades is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC. These derivative contracts are traded along with cash transactions because of the integrated nature of the markets for these products. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies. In particular, the risks related to derivative positions may be partially offset by inventory, unrealized gains in inventory or cash collateral paid or received.
The following table sets forth the Company's gains (losses) related to derivative financial instruments for the three and nine months ended June 30, 2011 and 2010, in accordance with the Derivatives and Hedging Topic of the ASC. The gains (losses) set forth below are included within ‘trading gains’ in the condensed consolidated income statements.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2011	2010	2011	2010
Gains (losses) from derivative contracts	$33.2	$10.8	$6.8	$(2.4)
Periodically, the Company uses interest rate swap contracts to hedge certain forecasted transactions. The Company’s primary objective in holding these types of derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company had one interest rate swap contract, with a notional amount of $50 million, mature during the three months ended June 30, 2011, and has one interest rate swap contract at June 30, 2011, with a notional amount of $50 million, which matures during July 2011. The interest rate swap contracts were entered into in order to hedge potential changes in cash flows resulting from the Company’s variable rate LIBOR based borrowings.
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
At December 31, 2010, the remaining unrecognized loss relating to both interest rate swaps in accumulated other comprehensive income (loss) was $0.6 million, net of tax. That amount was expected to be recognized in earnings as the forecasted payments affected interest expense. However, at the end of the three months ended March 31, 2011, the Company's borrowing levels decreased significantly and it was determined that the remaining swap no longer met the criteria for the deferral of the effective portion of unrecognized hedging gains or losses and the Company discontinued hedge accounting for the remaining swap. In addition, as the Company did not expect the borrowing levels to increase significantly before the swaps were due to mature, the remaining balances were recognized in earnings. The Company recognized a loss of $0.3 million, net of tax, for the nine months ended June 30, 2011, as a result of the discontinuation of hedge accounting which is included within ‘trading gains’ on the condensed consolidated income statements.
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
The Company is a party to financial instruments in the normal course of its business through customer and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held at June 30, 2011 and September 30, 2010 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting, or customer agreements which reduce the exposure to the Company.
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
Note 8 – Physical Commodities Inventory
Physical commodities inventory is valued at the lower of cost or fair value, determined using the weighted-average cost method. Commodities in process include commodities in the process of being recycled. At June 30, 2011 and September 30, 2010, $246.2 million and $124.8 million, respectively, of physical commodities inventory served as collateral under one of the Company’s credit facilities, as detailed further in Note 11. The carrying values of the Company’s inventory at June 30, 2011 and September 30, 2010 are shown below.

(in millions)	June 30, 2011	September 30, 2010
Commodities in process	$1.4	$3.6
Finished commodities	246.5	121.4
Physical commodities inventory, at cost	$247.9	$125.0

Note 9 – Goodwill
The goodwill acquired during the nine months ended June 30, 2011, within the C&RM segment, related to an acquisition – see Note 16. The carrying value of goodwill by segment is as follows:

(in millions)	June 30, 2011	September 30, 2010
Commodity and Risk Management Services	$30.9	$28.7
Foreign Exchange	6.3	6.3
Securities	3.8	3.8
Other	1.5	1.5
Goodwill	$42.5	$40.3

Note 10 – Intangible Assets
Intangible assets acquired during the nine months ended June 30, 2011 relate to an acquisition, as discussed in Note 16. The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows:

	June 30, 2011			September 30, 2010
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Noncompete agreement	$3.7	$(1.4)	$2.3	$3.3	$(0.5)	$2.8
Trade name	0.6	(0.5)	0.1	0.8	(0.4)	0.4
Software programs/platforms	2.1	(0.5)	1.6	2.1	(0.2)	1.9
Customer base	8.9	(0.9)	8.0	7.4	(0.4)	7.0
	15.3	(3.3)	12.0	13.6	(1.5)	12.1
Intangible assets not subject to amortization
Trade name	2.1	—	2.1	1.0	—	1.0
Total intangible assets	$17.4	$(3.3)	$14.1	$14.6	$(1.5)	$13.1
Amortization expense related to intangible assets was $0.6 million and $0.2 million for the three months ended June 30, 2011 and 2010, and $1.8 million and $0.2 million for the nine months ended June 30, 2011 and 2010, respectively. At June 30, 2011, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2011 (remaining three months)	$0.6
Fiscal 2012	2.2
Fiscal 2013	1.6
Fiscal 2014	0.9
Fiscal 2015	0.7
Fiscal 2016	0.4
Fiscal 2017 and thereafter	5.6
$12.0

Note 11 – Credit Facilities
As of June 30, 2011, the Company had four credit facilities under which the Company may borrow up to $365.0 million, subject to certain conditions. The amounts outstanding under these credit facilities are short term borrowings and carry variable rates of interest, thus approximating fair value.
A summary of the Company’s credit facilities in place at June 30, 2011 is as follows:

•
A one-year, renewable, revolving syndicated committed loan facility expiring on September 21, 2011 under which the Company’s subsidiary, INTL Commodities, Inc. ("INTL Commodities") is entitled to borrow up to $140 million, subject to certain conditions. The loan proceeds are used to finance the activities of INTL Commodities and are secured by its assets. The facility is guaranteed by the Company, and the Company is currently in discussions with the lender and expects to renew the facility during the fourth quarter of fiscal 2011.

•
A three-year syndicated committed loan facility established on October 29, 2010 under which the Company is entitled to borrow up to $75 million, subject to certain conditions. The loan proceeds are used to finance working capital needs of the Company and certain subsidiaries.

•
An unsecured committed line of credit, expiring June 18, 2012, with a syndicate of lenders under which the Company’s subsidiary, FCStone, LLC may borrow up to $75 million. This line is intended to provide short term funding of margin to commodity exchanges as necessary. The line is subject to annual review.

•
A one-year committed borrowing facility with a syndicate of lenders expiring on December 1, 2011 under which the Company’s subsidiary, FCStone Financial, Inc. is entitled to borrow up to $75 million, subject to certain conditions.

The loan proceeds are used to finance traditional commodity financing arrangements.
The Company’s credit facilities and outstanding borrowings, including subordinated debt, as of June 30, 2011 and September 30, 2010 were as follows:

(in millions)			Amounts Outstanding
Security	Renewal / Expiration Date	Total Commitment	June 30, 2011	September 30, 2010
Certain pledged shares	October 1, 2013	$75.0	$33.2	$—
Certain foreign exchange assets	Terminated October 2010	—	—	12.5
Certain pledged shares	Terminated October 2010	—	—	11.9
Certain commodities assets	September 21, 2011	140.0	70.0	90.5
None	June 18, 2012	75.0	4.1	—
Certain commodities assets	December 1, 2011	75.0	13.2	—
None	Terminated December 2010	—	—	0.5
		$365.0	$120.5	$115.4
During the fourth quarter of fiscal 2011, $140 million of the Company’s committed credit facilities are scheduled to expire. While there is no guarantee that the Company will be able to replace current agreements when they expire, based on a strong liquidity position and capital structure the Company believes it will be able to do so.
The Company’s facility agreements contain covenants relating to financial measures such as minimum net worth, minimum working capital, minimum regulatory capital, minimum cumulative EBITDA and minimum interest coverage ratios. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of June 30, 2011 the Company was in compliance with all of its covenants under its credit facilities.
Note 12 – Convertible Subordinated Notes
The Company had $9.0 million and $16.7 million in aggregate principal amount of the Company’s senior subordinated convertible notes due September 2011 (the "Notes") outstanding as of June 30, 2011 and September 30, 2010, respectively. The Notes are general unsecured obligations of the Company and bear interest at the rate of 7.625% per annum, payable quarterly in arrears.
During the nine months ended June 30, 2011, holders of $7.7 million in principal amount of the Notes converted the principal and accrued interest of $0.1 million into 359,235 shares of common stock of the Company. As of June 30, 2011, the remaining Notes are convertible by the holders into 413,034 shares of common stock of the Company at a conversion price of $21.79 per share.
If the dollar-volume weighted-average price of the common stock exceeds $38.25 per share, subject to certain adjustments, for any twenty out of thirty consecutive trading days, the Company will have the right to require the holders of the Notes to convert all or any portion of the Notes into shares of common stock at the then-applicable conversion price.
In the event that the consolidated net interest coverage ratio, as set forth in the Notes, for the 12 months preceding the end of any fiscal quarter is less than 2.0, the interest rate on the Notes will be increased by 2.0% to 9.625% per annum, effective as of the first day of the following fiscal quarter. Through the quarter ended June 30, 2011, the consolidated net interest coverage ratio has exceeded 2.0 and no such increase has been necessary.
The Company entered into a separate Registration Rights Agreement with the holders of the Notes, under which the Company was required to file with the SEC a Registration Statement on Form S-3 within a specified period of time. The Registration Statement was declared effective by the SEC on October 24, 2006. The Company is required, under the Registration Rights Agreement, to maintain the effectiveness of the Registration Statement, failing which it could become liable to pay holders of the Notes liquidated damages of 1% of the value of the Notes, plus a further 1% for every 30 days that it remains ineffective thereafter, up to an aggregate maximum of 10% of the value of the Notes. At June 30, 2011 the Company was in compliance with its requirements under the Registration Rights Agreement.
Note 13 – Commitments and Contingencies
Legal Proceedings
Securities Litigation
FCStone and certain officers of FCStone were named as defendants in an action filed in the United States District Court for the

Western District of Missouri on July 15, 2008. A consolidated amended complaint ("CAC") was subsequently filed on September 25, 2009. As alleged in the CAC, the action purports to be brought as a class action on behalf of purchasers of FCStone common stock between November 15, 2007 and February 24, 2009. The CAC seeks to hold defendants liable under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and concerns disclosures included in FCStone's fiscal year 2008 public filings. Specifically, the CAC relates to FCStone's public disclosures regarding an interest rate hedge, a bad debt expense arising from unprecedented events in the cotton trading market, and certain disclosures beginning on November 3, 2008 related to losses it expected to incur arising primarily from a customer energy trading account. FCStone and the named officers moved to dismiss the action. Although the Court denied that motion on November 16, 2010, it limited the action to the public disclosures made on November 3 and 4, 2008 related to the energy trading account. As a result of the Court's order and lead plaintiffs' decision not to amend their complaint, the lead plaintiffs lost standing to prosecute the action because they were not shareholders at the relevant time. Counsel for lead plaintiffs have since added named plaintiffs who purport to possess standing. Currently pending before the Court is Defendants' motion as to whether the Private Securities Litigation Reform Act of 1995 requires supplemental notice in order for the action to proceed. The Company and the FCStone defendants continue to believe the action is meritless, and intend to defend the action vigorously.
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
As previously discussed, the staff of the Fort Worth Regional Office of the SEC is conducting a formal investigation of FCStone's disclosures and accounting for losses associated with the energy trading account, which occurred prior to the Company's acquisition of FCStone on September 30, 2009. During the quarters ended March 31, 2011 and June 30, 2011, certain employees of the Company testified before the SEC in connection with this investigation. The Company is cooperating fully with the SEC staff in its investigation, but cannot predict the scope, duration or outcome of the matter.
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
On April 21, 2011 the Company's motion to dismiss the investors' lawsuit was denied. Accordingly, the lawsuit is expected to proceed to trial, with discovery expected during summer and fall of 2011. Prior to April 21, 2011, one of the investors, Iroquois Master Fund Ltd., converted $3.0 million of its $4.0 million investment in principal amount of the Notes, and accrued interest, into 139,136 shares of common stock of the Company. On April 25, 2011, Iroquois Master Fund Ltd. converted the remaining $1.0 million of its original $4 million investment in the Notes, leaving $9.0 million in principal amount of the Notes outstanding as of June 30, 2011.
During July 2011, LBI Group Inc. sold its entire $5 million investment in principal amount of the Notes to Leucadia National Corporation (the holder of approximately 8% of the outstanding common stock of the Company), filed a stipulation of discontinuance in the aforementioned lawsuit and released the Company from any further claims in connection with its prior investment in the Notes.

Sentinel Litigation
On January 21, 2011 the bankruptcy trustee of Sentinel Management Group, Inc. filed a motion for summary judgment against one of the Company's subsidiaries, FCStone, LLC, on various counts in the adversary proceedings filed in August 2008 against FCStone, LLC and a number of other FCMs. The nature of these adversary proceedings has been disclosed in previous filings of the Company. FCStone, LLC filed its response on May 10, 2011.
Apart from the above, there have been no material developments in previously reported litigation, and no other reportable events have occurred during the quarter ended June 30, 2011 or through the date of this filing.
Contractual Commitments
Contingent Liabilities - Acquisitions
The Company has a contingent liability relating to the acquisition of Hencorp Becstone Futures, L.C., which was renamed INTL Hencorp Futures, LLC ("Hencorp Futures"), which occurred during the first quarter of 2011, which may result in the payment of additional consideration – see Note 16. The acquisition date fair value of additional consideration is remeasured to its fair value each quarter, with changes in fair value recorded in current earnings. The change in fair value for the three and nine months ended June 30, 2011 was an increase of $0.1 million and $0.3 million, respectively, and is included within ‘other expense’ in the condensed consolidated income statements. The present value of the estimated total purchase price, including contingent consideration, is $6.2 million at June 30, 2011, of which $2.5 million has not been paid and is included within ‘accounts payable and other liabilities’ in the condensed consolidated balance sheets.
The Company has a contingent liability relating to the acquisition of the Hanley Companies, which occurred during the fourth quarter of 2010, which may result in the payment of additional consideration. The acquisition date fair value of additional consideration is remeasured to its fair value each quarter, with changes in fair value recorded in current earnings. The change in fair value for the three and nine months ended June 30, 2011 was an increase of $1.8 million and $3.6 million, respectively, and is included within ‘other expense’ in the condensed consolidated income statements. The present value of the estimated total purchase price, including contingent consideration, is $50.9 million at June 30, 2011, of which $19.2 million has not been paid and is included within ‘accounts payable and other liabilities’ in the condensed consolidated balance sheets.
The Company has a contingent liability relating to the acquisition of the RMI Companies, which occurred during the third quarter of 2010, which may result in the payment of additional consideration. The acquisition date fair value of additional consideration is remeasured to its fair value each quarter, with changes in fair value recorded in current earnings. The change in fair value for the three and nine months ended June 30, 2011 was a decrease of $1.6 million, respectively, and is included within ‘other expense’ in the condensed consolidated income statements. The present value of the estimated total purchase price, including contingent consideration, is $15.1 million at June 30, 2011, of which $6.0 million has not been paid and is included within ‘accounts payable and other liabilities’ in the condensed consolidated balance sheets.
The Company had a contingent liability relating to the acquisition of Compania Inversora Bursatil S.A. Sociedad de Bolsa. The Company paid approximately $1.7 million on the date of purchase and was obligated to make additional payments, depending on the level of revenues achieved. Under the purchase agreement, the Company was obligated to pay an amount equal to 25% of the net revenues if such net revenues are in excess of $2.5 million and up to $3.0 million, 35% of the net revenues in excess of $3.0 million and up to $4.0 million, and 40% of the net revenues in excess of $4.0 million for each of the two twelve-month periods ending March 31, 2010 and 2011 to the sellers as additional consideration. The net revenues for the twelve-month period ended March 31, 2011 were below the minimum target, so no further amounts will be paid.
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
Impairment
The Company recorded an impairment charge of $0.7 million in the first quarter of 2010 in connection with INTL Sieramet LLC, a corporation in which it holds a 55% equity interest. This amount is recorded within ‘bad debts and impairments’ in the condensed consolidated income statements for the nine months ended June 30, 2010. The impairment charge recognizes the pending liquidation of INTL Sieramet and the probability that there may be incomplete recovery of the full value of its assets.
Change in Control Contingency
In connection with the acquisition of FCStone, certain of FCStone’s management and executive officers are participants in FCStone’s Change in Control Severance Plan (the “Severance Plan"). The Severance Plan provides that if during the two-year period following the completion of the merger agreement, a participant terminates their employment for “good reason” or the Company terminates the participant’s employment other than for “cause” or on account of death or disability, the Company will be committed to pay certain compensation amounts to the participant in a lump sum amount. The maximum potential commitment for all participants is $4.5 million. At June 30, 2011, no actions have occurred or are anticipated which would trigger payments under the Severance Plan.
Note 14 – Capital and Other Regulatory Requirements
FCStone, LLC is a registered commodity futures commission merchant with the Commodity Futures Trading Commission (the “CFTC”) servicing customers primarily in grain, energy and food service-related businesses. Pursuant to the rules, regulations, and requirements of the CFTC and other regulatory agencies, FCStone, LLC is required to maintain certain minimum net capital as defined in such rules, regulations, and requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. Pursuant to the requirements of the Commodity Exchange Act, funds deposited by customers of FCStone, LLC relating to futures and options on futures in regulated commodities must be carried in separate accounts which are designated as segregated customers’ accounts.
The Company’s subsidiary INTL Trading, Inc. ("INTL Trading") is a registered broker dealer and member of the Financial Industry Regulatory Authority ("FINRA") and is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital, and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. A further requirement is that equity capital may not be withdrawn if this ratio would exceed 10 to 1 after such withdrawal.
The Company’s subsidiary FCStone Australia Pty Ltd ("FCStone Australia") is regulated by the Australian Securities and Investment Commission and is subject to a surplus liquid funds requirement. FCStone Australia is also regulated by the New Zealand Clearing Limited, and is subject to a capital adequacy requirement.
The Company’s subsidiary FCC Investments, Inc. is a registered broker-dealer and a member of FINRA, and is subject to the SEC Uniform Net Capital Rule 15c3-1.
The Company's subsidiaries, Risk Management Incorporated and Hencorp Futures, are regulated by the CFTC and the National Futures Association and are both subject to a minimum capital requirement.
The Company is in compliance with all of its regulatory requirements at June 30, 2011, as follows:

(in millions)			As of June 30, 2011
Subsidiary	Regulatory Authority	Requirement Type	Actual	Minimum Requirement
FCStone, LLC	CFTC	Net capital	$112.4	$61.8
FCStone, LLC	CFTC	Segregated funds	$1,482.9	$1,441.6
INTL Trading	SEC	Net capital	$2.0	$1.0
FCC Investments, Inc.	SEC	Net capital	$0.4	$0.3
FCStone Australia	Australian Securities and Investment Commission	Net capital	$3.9	$1.1
FCStone Australia	New Zealand Clearing Ltd	Capital adequacy	$11.7	$4.1
Risk Management Incorporated	CFTC	Net capital	$0.7	$0.1
Hencorp Futures	CFTC	Net capital	$1.7	$0.1
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of June 30, 2011, these subsidiaries were in compliance with their local capital adequacy requirements.
Note 15 – Stock-Based Compensation
Stock-based compensation expense is included within compensation and benefits in the condensed consolidated income statements and totaled $0.5 million and $0.6 million for the three months ended June 30, 2011 and 2010, respectively and $1.6 million and $1.4 million for the nine months ended June 30, 2011 and 2010, respectively.
Stock Option Plans
The Company sponsors a stock option plan for its directors, officers, employees and consultants. At June 30, 2011, 744,481 shares were authorized for future grant under this plan. Awards that expire or are canceled generally become available for issuance again under the plan. We settle stock option exercises with newly issued shares of common stock.
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
The following is a summary of stock option activity through June 30, 2011:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2010	744,871	1,476,500	$20.42	$8.93	3.68	$8.4
Granted	(51,323)	51,323	$23.46	$11.66
Exercised		(122,474)	$11.17	$7.71
Forfeited	4,333	(4,333)	$24.48	$10.81
Expired	46,600	(46,600)	$28.81	$14.43
Balances at June 30, 2011	744,481	1,354,416	$21.07	$8.94	3.29	$13.1
Exercisable at June 30, 2011		852,482	$27.95	$11.66	3.27	$5.7
The total compensation cost not yet recognized for non-vested awards of $1.3 million at June 30, 2011 has a weighted-average period of 2.32 years over which the compensation expense is expected to be recognized. The total intrinsic value of options exercised during the nine months ended June 30, 2011 and 2010 was $1.6 million and $1.4 million, respectively.
Restricted Stock Plan
The Company sponsors a restricted stock plan for its directors, officers and employees. At June 30, 2011, 326,535 shares were authorized for future grant under our restricted stock plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company settles restricted stock with newly issued shares of common stock.
The following is a summary of restricted stock activity through June 30, 2011:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2010	430,882	240,368	$13.66	2.13	$4.4
Granted	(104,347)	104,347	$24.05
Vested		(77,469)	$16.78
Balances at June 30, 2011	326,535	267,246	$16.81	2.04	$6.5
The total compensation cost not yet recognized of $3.5 million at June 30, 2011 has a weighted-average period of 2.04 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.
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
The acquisition of Hencorp Futures is not significant on an individual basis, and the purchase price consisted of an initial payment of $2.3 million, two payments totaling $1.4 million, representing the adjusted tangible equity of Hencorp Futures as of September 30, 2010, four contingent payments which will be based on Hencorp Futures’ net income for each of the four years after the closing and a final contingent payment based on the average net income of the second, third and fourth years. The present value of the estimated total purchase price, including contingent consideration, at the acquisition date was $6.0 million.
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
Under the terms of the purchase agreements, the Company has obligations to pay additional consideration if specific conditions and earnings targets are met, as described above. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The acquisition date fair value of additional consideration was estimated to be $2.3 million. The contingent liability for the estimated additional consideration is included in the ‘accounts payable and other accrued liabilities’ caption of the condensed consolidated balance sheet at June 30, 2011. The contingent liability recorded represents the fair value of the expected consideration to be paid based on the forecasted sales during the four year period and a discount rate being applied to those future payments. At the end of each reporting period after the acquisition date, the contingent payment will be remeasured to its fair value, with changes in fair value recorded in current earnings - see Note 13. The Company’s consolidated financial statements include the operating results of Hencorp Futures from the date of acquisition.
Effective April 15, 2011, the Company entered into an agreement with Hudson Capital Energy LLC ("HCEnergy"), a New York-based energy risk-management firm, to acquire certain assets from HCEnergy. The transaction enables INTL's energy risk management services to include a more robust capability in crude oil and refined products. HCEnergy is a specialist in exchange cleared options, swaps and futures, and has grown its business to include hedging and trading professionals across the spectrum of global petroleum products.
The acquisition of certain assets from HCEnergy is not significant on an individual basis, and the purchase price consideration included the aggregate net asset value of certain commodity futures brokerage accounts and certain proprietary software, totaling $1.0 million. At June 30, 2011, the consideration has not been paid, and is included within 'accounts payable and other liabilities' in the condensed consolidated balance sheets. There was no contingent consideration associated with this transaction, and it is not considered to be material to the consolidated financial statements.

Note 17 – Discontinued Operations
Effective May 1, 2010, the Company sold its interest in INTL Capital Limited ("INTL Capital") to an independent third party for a purchase price equal to book value. The subsidiary operated an asset management business in Dubai. The results of operations for INTL Capital, which were previously included within the Other segment, are included within discontinued operations on the condensed consolidated income statements. For the three and nine months ended June 30, 2010, the Company recorded a loss, net of tax, related to INTL Capital of $0.3 million and $0.7 million, respectively, within discontinued operations.
On June 10, 2010, the board of directors of Agora-X, LLC ("Agora") agreed to discontinue the operations of the entity. Since the discontinuation of operations of Agora occurred within the one year assessment period, beginning with the Company’s loss of controlling interest, the Company determined that Agora had met the criteria established with the guidance in the Presentation of Financial Statements – Discontinued Operations Topic of the ASC for reporting discontinued operations. In accordance with the guidance, the results of Agora, including the Company’s 15% share of the losses from January 1, 2010 through June 30, 2010, were included within discontinued operations, net of tax, on the condensed consolidated income statements. For the three months ended June 30, 2010, the Company recorded a pre-tax loss and a loss, net of tax, related to Agora of $0.6 million and $0.8 million, respectively, and for the nine months ended June 30, 2010, the Company recorded a pre-tax gain related to Agora of $0.9 million within discontinued operations. For the nine months ended June 30, 2011, the Company recorded a gain, net of tax, related to the liquidation of Agora-X of $0.2 million. The results of Agora were previously included within the Other segment.
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
Commodity and Risk Management Services (C&RM)
The Company serves its commercial customers through its force of approximately 155 risk management consultants with a high value added service that differentiates us from other competitors and maximizes the opportunity to retain customers. The Integrated Risk Management Program ("IRMP®") involves providing customers with commodity risk management consulting services that are designed to develop a customized long term hedging program to help them mitigate their exposure to commodity price risk and maximize the amount and certainty of their operating profits. Customers are assisted in the execution of their hedging strategies through the Company’s exchange-traded futures and options clearing and execution operations and through access to more customized alternatives provided by the OTC trading desk. Generally, customers direct their own trading activity and risk management consultants do not have discretionary authority to transact trades on behalf of customers. When transacting OTC contracts with customers, the Company may offset the customer’s transaction simultaneously with one of its trading counterparties. Alternatively, the OTC trade desk will accept a customer transaction and offset that transaction with a similar but not identical position on the exchange.
In addition, the Company provides a full range of trading and hedging capabilities to select producers, consumers, recyclers and investors in precious metals and certain base metals. Acting as a principal, the Company commits its own capital to buy and sell the metals on a spot and forward basis.
The Company records its physical commodities revenues on a gross basis. Operating revenues and losses from the Company’s commodities derivatives activities are included within ‘trading gains’ in the condensed consolidated income statements. Inventory for the commodities business is valued at the lower of cost or fair value under the provisions of the Inventory Topic of the ASC. The Company generally mitigates the price risk associated with commodities held in inventory through the use of derivatives. The Company does not elect hedge accounting under U.S. GAAP in accounting for this price risk mitigation. In such situations, unrealized gains in inventory are not recognized under U.S. GAAP, but unrealized gains and losses in related derivative positions are recognized under U.S. GAAP. As a result, the Company’s reported earnings from commodities trading may be subject to significant volatility when calculated under U.S. GAAP.

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
Information concerning operations in these segments of business is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2011	2010	2011	2010
Total revenues:
Commodity and risk management services	$20,518.5	$14,151.9	$51,274.3	$31,119.3
Foreign exchange	14.3	11.8	41.8	35.8
Securities	5.5	4.2	23.2	14.6
Clearing and execution services	15.9	17.0	51.3	47.5
Other	18.3	7.4	36.1	18.0
Corporate unallocated	0.9	0.1	0.5	(1.2)
Total	$20,573.4	$14,192.4	$51,427.2	$31,234.0
Operating revenues (loss):
Commodity and risk management services	$65.5	$42.7	$189.1	$99.6
Foreign exchange	14.3	11.8	41.8	35.8
Securities	5.5	4.2	23.2	14.6
Clearing and execution services	15.9	17.0	51.3	47.5
Other	3.3	2.4	9.2	6.8
Corporate unallocated	0.9	0.1	0.5	(1.2)
Total	$105.4	$78.2	$315.1	$203.1
Net contribution:
(Revenues less cost of sales, clearing and related expenses, variable bonus compensation, introducing broker commissions and interest expense):
Commodity and risk management services	$41.0	$27.3	$112.7	$58.8
Foreign exchange	9.1	6.7	26.2	21.0
Securities	3.1	1.7	12.3	7.4
Clearing and execution services	4.3	4.0	12.3	7.8
Other	2.3	1.9	6.2	5.5
Total	$59.8	$41.6	$169.7	$100.5
Net segment income:
(Operating revenues less interest expense and direct costs allocated to segments):
Commodity and risk management services	$25.4	$18.2	$69.8	$35.0
Foreign exchange	6.6	5.1	19.3	16.3
Securities	(0.2)	0.3	1.0	3.3
Clearing and execution services	1.7	(0.8)	6.0	0.2
Other	1.3	1.1	3.3	3.1
Total	$34.8	$23.9	$99.4	$57.9
Reconciliation of segment income to income from continuing operations before tax:
Net contribution allocated to segments	$34.8	$23.9	$99.4	$57.9
Costs not allocated to operating segments	17.5	10.5	52.9	35.3
Income from continuing operations, before tax	$17.3	$13.4	$46.5	$22.6

	As of June 30, 2011	As of September 30, 2010
Total assets:
Commodity and risk management services	$1,880.9	$1,182.8
Foreign exchange	135.3	117.6
Securities	65.9	49.5
Clearing and execution services	634.4	594.9
Other	38.2	30.8
Corporate unallocated	76.0	46.1
Total	$2,830.7	$2,021.7

Note 19 – Extraordinary Item
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
During the three months ended December 31, 2009, management revised the estimate of state tax allocations resulting in a reduction in the consolidated effective state tax rate. As a result, the net deferred tax assets decreased by $3.4 million, including a change in estimate related to the valuation of state net operating loss carryforwards. The Company’s change in estimate was the result of revised revenue apportionment factors in certain jurisdictions due to analysis and activities completed subsequent to the filing of the fiscal year ended September 30, 2009 financial statements. Typically, changes within the measurement period that result from new information about facts and circumstances that existed at the acquisition date are recognized through a corresponding adjustment to goodwill. However, in the absence of goodwill recorded in connection with this transaction, the $3.4 million decrease in net deferred tax assets has been reported as an extraordinary loss in the condensed consolidated income statement for the nine months ended June 30, 2010. During January 2010, the Company paid $1.2 million in additional consideration related to a pre-acquisition contingency that was reported as a $0.8 million extraordinary loss, net of taxes, in the condensed consolidated income statement for the nine months ended June 30, 2010.
During the three months ended June 30, 2010, the Company identified an accounting error related to the recording of goodwill in the amount of $0.8 million, net of tax that occurred solely within the first quarter of 2010. The error arose due to the incorrect interpretation and application of authoritative accounting literature related to accounting for pre-acquisition contingencies. The Company evaluated materiality under the guidance of SEC Staff Accounting Bulletin No. 99, Materiality, and considered relevant qualitative and quantitative factors. Based on this analysis, the Company corrected the error through the recognition of a purchase price adjustment in the amount of $0.8 million, net of tax, reported as an extraordinary loss in the condensed consolidated income statement for the three months ended June 30, 2010, and a corresponding $0.8 million, net of tax decrease in goodwill and intangible assets reported on the condensed consolidated balance sheet at June 30, 2010. The Company’s analysis supports the conclusion that this error was not material to that quarter or any prior periods impacted by the error.
Note 20 – Subsequent Events
On April 7, 2011, the Company's wholly-owned subsidiary in the United Kingdom, INTL Global Currencies Limited, agreed to acquire the issued share capital of Ambrian Commodities Limited (“Ambrian”), the London Metals Exchange brokerage subsidiary of Ambrian Capital Plc. On August 5, 2011, the Financial Services Authority granted its approval of the change of control of Ambrian. Completion of the transaction is expected to take effect on August 31, 2011. The purchase consideration will be equal to net asset value ("NAV") of Ambrian, which is estimated to be $17.0 million. The Company will pay 75 percent of the estimated NAV upon completion of the transaction, with the balance being paid ten days after completion of a closing balance sheet audit. The acquisition is not expected to have any immediate impact on the Company's earnings. This transaction is not considered to be material.
Ambrian, currently a non-clearing LME member, specializes in the development and execution of risk-management programs designed to hedge price fluctuations in base metals for a wide variety of producers, manufacturers and fabricators. Ambrian has a niche focus on smaller industrial clients, including lead recyclers, brass producers, zinc galvanizers, metal refineries and copper foil producers that use LME futures and options for hedging raw material costs or output prices.

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
Recent Legislation Affecting the Financial Services Industry
On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act creates a comprehensive new regulatory regime governing the over-the-counter ("OTC") and listed derivatives markets and their participants by requiring, among other things: centralized clearing of standardized derivatives (with certain stated exceptions); the trading of clearable derivatives on swap execution facilities or exchanges; and registration and comprehensive regulation of new categories of market participants as “swap dealers” and swap “introducing brokers.”  The Dodd-Frank Act grants regulatory authorities such as the Commodity Futures Trading Commission (the "CFTC") and the Securities and Exchange Commission (the "SEC") broad rule-making authority to implement various provisions of the Dodd-Frank Act, including comprehensive regulation of the OTC derivatives market. It is unclear how these regulators will exercise these revised and expanded powers and whether they will undertake rule-making, supervisory or enforcement actions that would adversely affect us. Based upon regulations proposed to date, we anticipate that one or more of our subsidiaries may be subject to registration under the Dodd-Frank Act.  Registration will impose substantial new requirements upon these entities, including, among other things, record keeping and data reporting obligations, capital and margin requirements and business conduct standards.   Increased regulatory oversight could also impose administrative burdens on us related to, among other things, responding to regulatory examinations or investigations. These initiatives and legislation may not only affect us but also certain of our customers and counterparties. The increased costs associated with compliance, and the changes that will likely be required in our OTC and clearing businesses, may adversely impact our results of operations, cash flows, and/or financial condition.  Although the original date set for completion of final rules was mid-July 2011, the CFTC has announced that it will phase in its new rules through December 31, 2011.  Because many of the rules that the CFTC and the SEC are required to promulgate are not yet final, we cannot predict with any degree of certainty how our business will be affected. The Company will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act.  Failure to comply with current or future legislation or regulations that apply to our operations could subject us to fines, penalties, or material restrictions on our business in the future.
Principal Activities
INTL forms a financial services group employing 872 people in offices in twelve countries. We provide comprehensive risk management advisory services to mid-sized commercial customers. We also utilize our expertise and capital to provide foreign exchange and treasury services, securities execution, physical commodities trading services and execution in both listed futures and option contracts as well as structured OTC products in a wide range of commodities.
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
The Company’s activities are divided into the following five functional areas consisting of Commodity and Risk Management Services ("C&RM"), Foreign Exchange, Securities, Clearing and Execution Services ("CES"), and Other.
Commodity and Risk Management Services (C&RM)
We serve our commercial customers through a force of approximately 155 risk management consultants who seek to provide high value added service that differentiates the Company from our competitors and maximizes the opportunity to retain customers. The Integrated Risk Management Program ("IRMP®") involves providing customers with commodity risk management consulting services with a goal of developing a customized long term hedging program to help them mitigate their exposure to commodity price risk and maximize the amount and certainty of their operating profits. Customers are assisted in the execution of their hedging strategies through the Company’s exchange-traded futures and options on futures clearing and execution operations and through access to more customized alternatives provided by the OTC trading desk. Generally, customers direct their own trading activity and risk management consultants do not have discretionary authority to transact trades on behalf of customers. When transacting OTC contracts with a customer, the Company may offset the customer’s transaction simultaneously with one of its trading counterparties. Alternatively, the OTC trade desk will accept a customer transaction and offset that transaction with a similar but not identical position on the exchange.
We also provide a full range of trading and hedging capabilities to select producers, consumers, recyclers and investors in precious metals and certain base metals and other commodities. Acting as a principal, the Company commits its own capital to buy and sell the metals on a spot and forward basis.
The Company records all of its physical commodities revenues on a gross basis. Operating revenues and losses from the Company’s commodities derivatives activities are recorded within ‘trading gains’ on the condensed consolidated income statements. Inventory for the commodities business is valued at the lower of cost or fair value, under the provisions of the Inventory Topic of the Accounting Standards Codification ("ASC"). The Company generally mitigates the price risk associated with commodities held in inventory through the use of derivatives. The Company does not elect hedge accounting under accounting principles generally accepted in the United States of America ("U.S. GAAP") in accounting for price risk mitigation. In such situations, unrealized gains in inventory are not recognized under U.S. GAAP, but unrealized gains and losses in related derivative positions are recognized under U.S. GAAP. As a result, the Company’s reported earnings from commodities trading may be subject to significant volatility.
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
Securities
Through the Company's subsidiary, INTL Trading, Inc. ("INTL Trading"), the Company acts as a wholesale market maker in select foreign securities including unlisted American Depository Receipts ("ADRs") and foreign ordinary shares and provides execution in select debt instruments and exchange-traded funds ("ETFs"). INTL Trading provides execution and liquidity to national broker-dealers, regional broker-dealers and institutional investors.
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
Clearing and Execution Services (CES)
The Company seeks to provide competitive and efficient clearing and execution of exchange-traded futures and options for the institutional and professional trader market segments. Through its platform, customer orders are accepted and directed to the appropriate exchange for execution. The Company then facilitates the clearing of customers’ transactions. Clearing involves the matching of customers’ trades with the exchange, the collection and management of margin deposits to support the transactions, and the accounting and reporting of the transactions to customers. The Company seeks to leverage its capabilities and capacity by offering facilities management or outsourcing solutions to other futures commission merchants ("FCMs").
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
Executive Summary
During the three and nine months ended June 30, 2011, the Company achieved strong growth in both operating and adjusted operating revenues as compared to the prior year periods. While the profitability of our CES segment continues to be constrained by low short term interest rates and a re-focusing on institutional customers, all other segments recorded double digit growth in both operating and adjusted operating revenues. Increases in commodity volatility, higher commodity prices and the effect of acquisitions and global expansion efforts made in the last twelve months resulted in substantially higher volumes and revenues in the C&RM segment. The key acquisition of Hanley Trading, LLC and related companies (the “Hanley Companies”) has expanded our structured OTC product offering to our commercial customers, and the acquisition of Risk Management Incorporated and RMI Consulting, Inc. (the “RMI Companies”) strengthened our execution and consulting capabilities in the natural gas markets. The acquisition of Hencorp Becstone Futures, L.C. ("Hencorp Futures") at the beginning of fiscal year 2011, has expanded our risk management capabilities on a global scale into the coffee markets as well as solidified our presence in the important Central and South American commodity markets.
An increase in the number of financial institutions utilizing our treasury services as well as an increase in hedging activity, most notably in Brazil, has driven strong growth in our Foreign Exchange segment. The acquisition of the Provident Group increased revenues in the debt capital markets business, and the global recovery in retail activity, which drives our institutional customers' level of trading in the equity markets, led to increased levels of activity in our equities market making business. The Company's interest income has increased over both the three and six month periods of the prior year as the growth in customer exchange-traded and OTC customer activity has increased the level of customer margin deposits held, although historically low short term interest rates continued to dampen the effect of these increases.
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
For these reasons, management assesses the Company’s operating results on a marked-to-market basis. Management relies on these adjusted operating results to evaluate the performance of the Company’s C&RM business segment and its personnel.
Under “Adjusted Non-GAAP Data” in the tables below are the Company’s adjusted operating revenues, adjusted net income and adjusted stockholders’ equity, which have been adjusted to reflect the marked-to-market differences in the Company’s

C&RM business segment during each period (in the case of operating revenues and net income) and the cumulative differences (in the case of stockholders’ equity). The Company has also included the estimated tax liability which would have been incurred as a result of these adjustments, utilizing a blended tax rate of 37.5%.
The Company determines the fair value of physical commodities inventory on a marked-to-market basis by applying quoted market prices to the inventory owned by the Company on the balance sheet date. In the Company’s precious metals business, the Company obtains the closing COMEX nearby futures price for the last business day of the month and then adjusts that price to reflect an exchange-for-physical transaction, utilizing bids obtained from one or more market participants. In the Company’s base metals business, for copper inventory, the Company obtains the closing COMEX or LME nearby futures price and then adjusts that price to reflect any freight charges to the relevant delivery point. For the Company’s lead inventory, the Company obtains the closing LME nearby futures month price and then adjusts that price to reflect any tolling and freight charges to the relevant delivery point. If valued as fair value assets under GAAP, our physical commodities inventory would be classified as level 2 assets.
Adjusted Non-GAAP Financial Information

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2011	2010	2011	2010
U.S. GAAP Data (Unaudited):
Operating revenues	$105.4	$78.2	$315.1	$203.1
Income from continuing operations, before tax	17.3	13.4	46.5	22.6
Net income attributable to INTL FCStone Inc. common stockholders	10.4	6.7	29.8	9.9
Stockholders’ equity			283.0	251.8

Adjusted Non-GAAP Data (Unaudited):
Data adjusted (on a marked to market basis):
Operating revenues as stated above	$105.4	$78.2	$315.1	$203.1
Marked-to-market adjustment (non-GAAP)	(1.9)	(5.6)	(3.8)	(4.8)
Adjusted operating revenues, marked to market (non-GAAP)	$103.5	$72.6	$311.3	$198.3

Income from continuing operations, before tax, as stated above	$17.3	$13.4	$46.5	$22.6
Marked-to-market adjustment (Non-GAAP)	(1.9)	(5.6)	(3.8)	(4.8)
Adjusted income from continuing operations, before tax (non-GAAP)	$15.4	$7.8	$42.7	$17.8

Net income attributable to INTL FCStone Inc. common stockholders, as stated above	$10.4	$6.7	$29.8	$9.9
Marked-to-market adjustment (non-GAAP)	(1.9)	(5.6)	(3.8)	(4.8)
Tax effect at blended rate of 37.5%	0.7	2.1	1.4	1.8
Adjusted net income attributable to INTL FCStone Inc. common stockholders (non-GAAP)	$9.2	$3.2	$27.4	$6.9

Stockholders’ equity, as stated above			$283.0	$251.8
Cumulative marked-to-market adjustment (non-GAAP)			13.2	6.2
Tax effect at blended rate of 37.5%			(5.0)	(2.3)
Adjusted stockholders’ equity (non-GAAP)			$291.2	$255.7
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
Results of Operations
Set forth below is the Company’s discussion of the results of its operations, as viewed by management, for the three and nine months ended June 30, 2011 and 2010, respectively. The quarters will be referred to in this discussion as “Q3 2011” and “Q3 2010”, and the nine month periods as "YTD 2011" and "YTD 2010". This discussion refers to both U.S. GAAP results and adjusted marked-to-market information, in accordance with the information presented above under the heading ‘Adjusted Non-GAAP Financial Information’. For the Foreign Exchange, Securities, Clearing and Execution Services and Other segments, there are no differences between the U.S. GAAP results and the adjusted marked-to-market results. Only the Commodity and Risk Management Services segment has differences between the U.S. GAAP results and the adjusted marked-to-market results. This means that there are differences between the U.S. GAAP basis and the non-GAAP basis numbers for total operating revenues, total contribution and net income. Please note that any term below that contains the word ‘adjusted’ refers to non-GAAP, marked-to-market information.
The discussion below relates only to continuing operations. All revenues and expenses relating to discontinued operations have been removed from disclosures of total revenues and expenses in all periods and are reflected in a net discontinued operations number.
Financial Overview (Unaudited)

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2011	% Change	2010	2011	% Change	2010
Operating revenues	$105.4	35%	$78.2	$315.1	55%	$203.1
Marked-to-market adjustment (non-GAAP)	(1.9)	(66)%	(5.6)	(3.8)	n/m	(4.8)
Adjusted operating revenues (non-GAAP)	103.5	43%	72.6	311.3	57%	198.3
Interest expense	2.0	(26)%	2.7	9.1	21%	7.5
Adjusted net revenues (non-GAAP)	101.5	45%	69.9	302.2	58%	190.8
Non-interest expenses	86.1	39%	62.1	259.5	50%	173.0
Adjusted income from operations, before tax (non-GAAP)	$15.4	97%	$7.8	$42.7	140%	$17.8

Reconciliation of net revenues from GAAP to adjusted, non-GAAP numbers:
Net revenues	$103.4		$75.5	$306.0		$195.6
Marked-to-market adjustment (non-GAAP)	(1.9)		(5.6)	(3.8)		(4.8)
Adjusted net revenues (non-GAAP)	$101.5		$69.9	$302.2		$190.8
Reconciliation of income from operations, before tax from GAAP to adjusted, non-GAAP numbers:
Income before income tax and minority interest	$17.3		$13.4	$46.5		$22.6
Marked-to-market adjustment (non-GAAP)	(1.9)		(5.6)	(3.8)		(4.8)
Adjusted income from operations, before tax (non-GAAP)	$15.4		$7.8	$42.7		$17.8
Q3 2011 Operating Revenues vs. Q3 2010 Operating Revenues
The Company’s operating revenues under U.S. GAAP for Q3 2011 and Q3 2010 were $105.4 million and $78.2 million respectively. This 35% increase in operating revenue was primarily driven by a 53% increase in the operating revenues in the C&RM segment. In addition, there were increases in operating revenues of 21% in the Foreign Exchange segment, 31% in the Securities segment, and 38% in the Other segment, while operating revenues in the CES segment declined 6% from the prior year period.
Operating revenues increased significantly in the C&RM segment in Q3 2011, due to increases in (i) exchange-traded and OTC volumes of 4% and 116%, respectively over the prior year period, with OTC volumes increasing primarily in our grain, sugar, and cotton product lines, particularly in Brazil, (ii) an increase in structured OTC transactions following the acquisition of the Hanley Companies at the beginning of the fourth quarter of fiscal 2010, and (iii) widening spreads in our precious and base metals product lines.
Operating revenues in the Foreign Exchange segment increased as a result of higher volumes as the Company continues to add financial institution customers to its treasury services platform. Operating revenues in the Securities segment in Q3 2011 benefited from an increase in demand from retail customers of our institutional clients in our international equities market-making business as overall equity market volumes recovered. Operating revenues in the CES segment in Q3 2011 declined from the prior year period as a result of declining volumes and the effect of continued low short term interest rates. See the segmental analysis below for additional information on activity in each of the segments.
The Company’s adjusted operating revenues were $103.5 million in Q3 2011, compared with $72.6 million in Q3 2010, an increase of $30.9 million, or 43%. The only difference between operating revenues and adjusted operating revenues, a non-

GAAP measure, is the gross marked-to-market adjustment of $(1.9) million and $(5.6) million for Q3 2011 and Q3 2010, respectively. The gross marked-to-market adjustment only affects the adjusted operating revenues in the C&RM segment. Adjusted operating revenues are identical to operating revenues in all other segments.
YTD 2011 Operating Revenues vs. YTD 2010 Operating Revenues
The Company’s operating revenues under U.S. GAAP for YTD 2011 and YTD 2010 were $315.1 million and $203.1 million, respectively. This 55% increase in operating revenue was primarily driven by a 90% increase in the operating revenues in the C&RM segment. In addition, there were increases in operating revenues of 17% in the Foreign Exchange segment, 59% in the Securities segment, 8% in the CES segment and 35% in the Other segment over the prior year period.
Operating revenues increased significantly in the C&RM segment in YTD 2011, due to increases in our soft commodities product line in exchange-traded and OTC volumes of 25% and 138%, respectively over the prior year period, driven by an increase in volatility in agricultural commodities, as well as an expanded customer base as a result of recent acquisitions and geographic expansion. The acquisition of the Hanley Companies in Q4 2010 led to an increased offering of structured OTC products to our commercial customers, contributing to the significant increase in operating revenues in YTD 2011 as compared to the prior year period.
In addition, our precious metals product line revenues increased with a significant increase in trading activity as a result of global economic demand while base metal product line revenues expanded with widening spreads driven by market volatility and rising prices. Operating revenues in the Foreign Exchange segment in YTD 2011 increased as a result of higher volumes in the global payments business and higher commercial hedging activity, most notably in Brazil, while speculative customer and foreign exchange arbitrage desk revenues were relatively flat with the prior year period.
Operating revenues in the Securities segment in YTD 2011 benefited from an increase in demand from retail customers of our institutional clients in our international equities market-making product line as the overall equities markets recovered. In addition, operating revenues in this segment were driven by increased activity in the debt capital markets following the acquisition of the Provident Group late in fiscal 2010. Operating revenues in the CES segment in YTD 2011 rose slightly over the prior year period as market volatility resulted in higher exchange-traded volumes. However, operating revenues in this segment continue to be constrained by low short term interest rates. See the segmental analysis below for additional information on activity in each of the segments.
The Company’s adjusted operating revenues were $311.3 million in YTD 2011, compared with $198.3 million in YTD 2010, an increase of $113.0 million, or 57%. The only difference between operating revenues and adjusted operating revenues, a non-GAAP measure, is the gross marked-to-market adjustment of $(3.8) million and $(4.8) million for YTD 2011 and YTD 2010, respectively. The gross marked-to-market adjustment only affects the adjusted operating revenues in the C&RM segment. Adjusted operating revenues are identical to operating revenues in all other segments.
Q3 2011 Interest expense vs. Q3 2010 Interest expense
Interest expense: Interest expense decreased from $2.7 million for Q3 2010 to $2.0 million for Q3 2011. This decline in interest expense was primarily attributable to a decrease in the overall average borrowings during Q3 2011 as compared to the prior year period, partially offset by an increase in amortizable line of credit fees on renewed and expanded committed credit facilities closed in the fourth quarter of 2010 and first quarter of 2011. In mid-2008 the Company entered into two three-year interest rate swaps for a total of $100 million, which were originally designated as cash flow hedges. The Company previously discontinued hedge accounting for the swaps. During Q3 2011, the first interest rate swap contract, with a notional value of $50 million, matured, and the remaining interest rate contract, with a notional value of $50 million, matures in July 2011. See Note 7 to the condensed consolidated financial statements for further information.
YTD 2011 Interest expense vs. YTD 2010 Interest expense
Interest expense: Interest expense increased from $7.5 million for YTD 2010 to $9.1 million for YTD 2011. This increase in interest expense was primarily driven by an increase in amortizable line of credit fees on renewed and expanded committed credit facilities closed in the fourth quarter of 2010 and first quarter of 2011 as well as an increase in the commodity financing business during YTD 2011. In mid-2008 the Company entered into two three-year interest rate swaps for a total of $100 million, which were originally designated as cash flow hedges. The Company previously discontinued hedge accounting for one of the swaps. The remaining swap was discontinued at the end of Q2 2011, which resulted in reclassifying a portion of the deferred loss to earnings during the period. During Q3 2011, the first interest rate swap contract, with a notional value of $50 million, matured, and the remaining interest rate contract, with a notional value of $50 million, matures in July 2011. See Note 7 to the condensed consolidated financial statements for further information.

Non-interest expenses
The following table shows a summary of our non-interest expenses.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2011	% Change	2010	2011	% Change	2010
NON-INTEREST EXPENSES
Compensation and benefits	$44.0	70%	$25.9	$129.6	78%	$73.0
Clearing and related expenses	18.0	1%	17.9	58.4	13%	51.7
Other non-interest expenses
Communication and data services	4.2	62%	2.6	11.1	41%	7.9
Introducing broker commissions	6.3	21%	5.2	17.7	26%	14.1
Occupancy and equipment rental	2.1	40%	1.5	6.1	36%	4.5
Professional fees	2.9	53%	1.9	6.9	23%	5.6
Depreciation and amortization	1.3	225%	0.4	3.4	325%	0.8
Bad debts and impairments	1.2	(43)%	2.1	5.7	148%	2.3
Other expense	6.1	33%	4.6	20.6	57%	13.1
	24.1	32%	18.3	71.5	48%	48.3
Total non-interest expenses	$86.1	39%	$62.1	$259.5	50%	$173.0
Q3 2011 Non-Interest Expenses vs. Q3 2010 Non-Interest Expenses
Total Non-Interest Expenses: Non-interest expenses increased by 39% from $62.1 million in Q3 2010 to $86.1 million in Q3 2011.
Compensation and Benefits: Compensation and benefits expense increased by 70% from 25.9 million to $44.0 million, and represented 51% and 42% of total non-interest expenses in Q3 2011 and Q3 2010, respectively. Total compensation and benefits were 42% of operating revenues and 43% of adjusted operating revenues in Q3 2011, respectively, compared to 33% and 36% in Q3 2010, respectively. The variable portion of compensation and benefits increased by 70% from $12.9 million in Q3 2010 to $21.9 million in Q3 2011, mainly as a result of the 35% increase in operating revenues and 43% increase in adjusted operating revenues, as compared to the prior year. The fixed portion of compensation and benefits increased 70% from $13.0 million to $22.1 million. The number of employees increased from 836 at the beginning of Q3 2011 to 872 at the end of Q3 2011, compared with 641 employees at the end of Q3 2010, primarily as a result of the acquisitions of the RMI Companies, the Hanley Companies, Provident Group and Hencorp Futures.
Clearing and Related Expenses: Clearing and related expenses increased by 1% from $17.9 million in Q3 2010 to $18.0 million in Q3 2011. This increase was primarily due to increased trading volumes in the C&RM segment following the acquisitions of the Hanley Companies in the fourth quarter of fiscal 2010 and Hencorp Futures in the first quarter of 2011, partially offset by lower trading volumes and expense rate per contract in the CES segment.
Other Non-Interest Expenses: Other non-interest expenses increased by 32% from $18.3 million in Q3 2010 to $24.1 million in Q3 2011. Introducing broker commissions increased $1.1 million over the prior year period primarily related to an increase in revenues during the current period. As a result of the acquisitions of the RMI Companies, Hanley Companies, Provident Group and Hencorp Futures and the relocation of office space, communications and data services and occupancy and equipment rental increased $1.6 million and $0.6 million, respectively. Depreciation and amortization increased $0.9 million in Q3 2011, primarily due to the $0.4 million increase in amortization of identifiable intangible assets from the acquisitions made in fiscal 2010 and from depreciation of additional technology infrastructure placed into service since June 2010.
Other non-interest expenses include bad debt expense, net of recoveries, and impairments of $1.2 million. During Q3 2011, the Company recorded charges to bad debt expense of $3.0 million, primarily due to a $2.7 million charge related to a precious metals customer to whom the Company had consigned gold. During Q3 2011, the Company recorded recoveries of bad debts of $1.8 million, related to a bad debt provision decrease on a previous customer account deficit, in the C&RM segment, based on a revision to the amount expected to be collected against a promissory note.
Additionally, within ‘other' expense, the Company recorded $0.3 million in expense during Q3 2011 related to the revaluation of contingent liabilities related to potential additional consideration to be paid for the acquisitions of the RMI Companies, Hanley Companies and Hencorp Futures.
Provision for Taxes: The effective income tax rate on a U.S. GAAP basis was 40% in Q3 2011, compared with 36% in Q3

2010. The increase in the effective tax rate during Q3 2011 is primarily due to a foreign jurisdiction non-deductible item and a loss incurred in a foreign jurisdiction with lower statutory rates. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.
Non-controlling Interest: This represents the non-controlling interest in the Blackthorn Multi-Advisor Fund, LP, a majority interest acquired with the Hanley Companies.
Loss from Discontinued Operations: In May 2010, the Company sold its interest in INTL Capital Limited ("INTL Capital") to an independent third party for a purchase price equal to book value. The subsidiary operated an asset management business in Dubai. Additionally, during 2010, the Company discontinued the operations of Agora-X, LLC ("Agora"), as it was determined that its carrying value would no longer be recoverable and was in fact impaired. The results of operations for INTL Capital and Agora were previously included within the Other segment, and are presented within discontinued operations on the condensed consolidated income statements. The Company recognized an aggregate loss on discontinued operations of $1.1 million, net of taxes, for Q3 2010.
YTD 2011 Non-Interest Expenses vs. YTD 2010 Non-Interest Expenses
Total Non-Interest Expenses: Non-interest expenses increased by 50% from $173.0 million in YTD 2010 to $259.5 million in YTD 2011.
Compensation and Benefits: Compensation and benefits expense increased by 78% from $73.0 million to $129.6 million, and represented 50% and 42% of total non-interest expenses in YTD 2011 and YTD 2010, respectively. Total compensation and benefits were 41% of operating revenues and 42% of adjusted operating revenues in YTD 2011, respectively, compared to 36% and 37% in YTD 2010, respectively. The variable portion of compensation and benefits increased by 95% from $36.3 million in YTD 2010 to $70.7 million in YTD 2011, mainly as a result of the 55% increase in operating revenues as compared to the prior year. The fixed portion of compensation and benefits increased 60% from $36.7 million to $58.9 million. The number of employees increased from 729 at the beginning of fiscal year 2011 to 872 at the end of Q3 2011, compared with 641 employees at the end of Q3 2010, primarily as a result of the acquisitions of the RMI Companies, the Hanley Companies, Provident Group and Hencorp Futures.
Clearing and Related Expenses: Clearing and related expenses increased by 13% from $51.7 million in YTD 2010 to $58.4 million in YTD 2011. This increase was primarily due to a 4% increase in exchange-traded customer volume as well as increased OTC trading volumes in the C&RM segment following the acquisition of the Hanley Companies in the fourth quarter of fiscal 2010.
Other Non-Interest Expenses: Other non-interest expenses increased by 48% from $48.3 million in YTD 2010 to $71.5 million in YTD 2011. Introducing broker commissions increased $3.6 million over the prior year period primarily related to an increase in exchange-traded volumes in the C&RM and CES segments. As a result of the acquisitions of the RMI Companies, Hanley Companies, Provident Group and Hencorp Futures and the relocation of office space, communications and data services and occupancy and equipment rental increased $3.2 million and $1.6 million, respectively. Depreciation and amortization increased $2.6 million, primarily due to the $1.5 million increase in the amortization of identifiable intangible assets from the acquisitions made in fiscal 2010 and from depreciation of additional technology infrastructure placed into service since June 2010.
Other non-interest expenses include bad debt expense, net of recoveries, and impairments of $5.7 million. During YTD 2011, the Company recorded a loss of $1.7 million related to the fair value adjustment of its investment in debentures for the single asset owning company of Suriwongse Hotel located in Chiang Mai, Thailand, originally issued in August 2008, as more fully described in Note 6 - Assets and Liabilities, at Fair Value to the condensed consolidated financial statements. Additionally, during YTD 2011, the Company recorded charges to bad debt expense of $7.7 million, primarily related to two customers to whom the Company had consigned gold and a clearing customer in the CES segment. During YTD 2011, the Company recorded recoveries of bad debts of $3.7 million, including recovery of $1.8 million related to a bad debt provision decrease on a previous customer account deficit, in the C&RM segment, based on a revision to the amount expected to be collected against a promissory note, and a recovery of $1.3 million following a settlement relating to a disputed trade that was “given-up” to FCStone in Q3 2010.
Additionally, within ‘other' expense, the Company recorded $2.2 million in expense during YTD 2011 related to the revaluation of contingent liabilities related to potential additional consideration to be paid for the acquisitions of the RMI Companies, Hanley Companies and Hencorp Futures. The Company also accrued additional contingent consideration during YTD 2011 related to the acquisitions of Downes & O’Neill and Globecot in the amount of $1.6 million, which is also included within ‘other' expense.
Provision for Taxes: The effective income tax rate on a U.S. GAAP basis was 37%, in YTD 2011, compared with 36% in YTD

2010. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.
Non-controlling Interest: This represents the non-controlling interest in the Blackthorn Multi-Advisor Fund, LP, a majority interest acquired with the Hanley Companies.
Loss (Income) from Discontinued Operations: In May 2010, the Company sold its interest in INTL Capital to an independent third party for a purchase price equal to book value. The subsidiary operated an asset management business in Dubai. Additionally, during 2010, the Company discontinued the operations of Agora, as it was determined that its carrying value would no longer be recoverable and was in fact impaired. The results of operations for INTL Capital and Agora were previously included within the Other segment, and are presented within discontinued operations on the condensed consolidated income statements. The Company recognized an aggregate gain of $0.2 million from discontinued operations, net of taxes for YTD 2011, and an aggregate loss on discontinued operations of $0.7 million, net of taxes, for YTD 2010.
Variable vs. Fixed Expenses

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2011	% of Total	2010	% of Total	2011	% of Total	2010	% of Total
VARIABLE vs. FIXED EXPENSES
Variable clearing and related expenses	$17.3	20%	$17.1	28%	$56.4	22%	$50.3	29%
Variable compensation	21.9	26%	12.9	21%	70.7	27%	36.3	21%
Introducing broker commissions	6.4	7%	5.2	8%	17.7	7%	14.1	8%
Total variable expenses	45.6	53%	35.2	57%	144.8	56%	100.7	58%
Fixed expenses	39.3	46%	24.8	40%	109.0	42%	70.0	41%
Bad debts and impairments	1.2	1%	2.1	3%	5.7	2%	2.3	1%
Total non-variable expenses	40.5	47%	26.9	43%	114.7	44%	72.3	42%
Total non-interest expenses	$86.1	100%	$62.1	100%	$259.5	100%	$173.0	100%
The Company aims to make its non-interest expenses variable to the greatest extent possible, and to keep its fixed costs as low as possible. The table above shows an analysis of the Company’s total non-interest expenses for the three and nine months ended June 30, 2011 and 2010, respectively.
Historically, the Company's variable expenses have consisted of clearing and related expenses, variable compensation paid to traders, bonuses paid to operational employees and introducing broker commissions. Accrued administrative and executive bonuses have historically been shown as fixed expenses. As administrative and executive bonuses accruals are either directly or indirectly determined by profitability of the Company, we have included these accruals as variable expenses in the table above. The amounts related to these accruals which had previously been reported as fixed expenses for the three and six months ended March 31, 2011, were $2.1 million and $5.4 million, respectively. The amounts related to these accruals which had previously been reported as fixed expenses for the three and six months ended March 31, 2010, were $0.3 million and $2.3 million, respectively.
As a percentage of total non-interest expenses, variable expenses decreased from 57% in Q3 2010 to 53% in Q3 2011. As a percentage of total non-interest expenses, variable expenses decreased from 58% in YTD 2010 to 56% in YTD 2011.

Segment Information
The following table shows information concerning the Company’s principal business segments.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2011	% Change	2010	2011	% Change	2010
SEGMENTAL RESULTS
Commodity and Risk Management Services (C&RM)
Operating revenues	$65.5	53%	$42.7	$189.1	90%	$99.6
Gross marked-to-market adjustment (non-GAAP)	(1.9)	(66)%	(5.6)	(3.8)	n/m	(4.8)
Adjusted operating revenues (non-GAAP)	63.6	71%	37.1	185.3	95%	94.8
Interest expense	2.6	24%	2.1	6.8	51%	4.5
Variable direct expenses	21.9	65%	13.3	69.6	92%	36.3
Adjusted net contribution (non-GAAP)	39.1	80%	21.7	108.9	102%	54.0
Non-variable direct expenses	15.6	71%	9.1	42.9	80%	23.8
Adjusted segment income (non-GAAP)	23.5	87%	12.6	66.0	119%	30.2
Foreign Exchange
Operating revenues	$14.3	21%	$11.8	$41.8	17%	$35.8
Interest expense	0.2	—%	0.2	0.8	60%	0.5
Variable direct expenses	5.0	—%	5.0	14.8	3%	14.4
Net contribution	9.1	38%	6.6	26.2	25%	20.9
Non-variable direct expenses	2.5	67%	1.5	6.9	50%	4.6
Segment income	6.6	29%	5.1	19.3	18%	16.3
Securities
Operating revenues	$5.5	31%	$4.2	$23.2	59%	$14.6
Interest expense	—	n/m	0.1	0.2	(33)%	0.3
Variable direct expenses	2.4	4%	2.3	10.7	57%	6.8
Net contribution	3.1	72%	1.8	12.3	64%	7.5
Non-variable direct expenses	3.3	120%	1.5	11.3	169%	4.2
Segment (loss) income	(0.2)	n/m	0.3	1.0	(70)%	3.3
Clearing & Execution Services (CES)
Operating revenues	$15.9	(6)%	$17.0	$51.3	8%	$47.5
Interest expense	0.2	(50)%	0.4	0.7	(53)%	1.5
Variable direct expenses	11.4	(10)%	12.6	38.3	—%	38.2
Net contribution	4.3	8%	4.0	12.3	58%	7.8
Non-variable direct expenses	2.6	(46)%	4.8	6.3	(17)%	7.6
Segment income	1.7	n/m	(0.8)	6.0	n/m	0.2
Other
Operating revenues	$3.3	38%	$2.4	$9.2	35%	$6.8
Interest expense	0.3	n/m	0.1	1.1	n/m	0.1
Variable direct expenses	0.7	75%	0.4	1.9	58%	1.2
Net contribution	2.3	21%	1.9	6.2	13%	5.5
Non-variable direct expenses	1.0	25%	0.8	2.9	21%	2.4
Segment income	1.3	18%	1.1	3.3	6%	3.1
Total Segmental Results
Operating revenues	$104.5	34%	$78.1	$314.6	54%	$204.3

Gross marked-to-market adjustment (non-GAAP)	(1.9)	(66)%	(5.6)	(3.8)	n/m	(4.8)
Adjusted operating revenues (non-GAAP)	102.6	42%	72.5	310.8	56%	199.5
Interest expense	3.3	14%	2.9	9.6	39%	6.9
Variable direct expenses	41.4	23%	33.6	135.3	40%	96.9
Adjusted net contribution (non-GAAP)	57.9	61%	36.0	165.9	73%	95.7
Non-variable direct expenses	25.0	41%	17.7	70.3	65%	42.6
Adjusted net segment income (non-GAAP)	$32.9	80%	$18.3	$95.6	80%	$53.1
Reconciliation of C&RM net contribution from GAAP to adjusted, non-GAAP numbers:
Total C&RM net contribution	$41.0		$27.3	$112.7		$58.8
Gross marked-to-market adjustment (non-GAAP)	(1.9)		(5.6)	(3.8)		(4.8)
C&RM adjusted net contribution (non-GAAP)	$39.1		$21.7	$108.9		$54.0
Reconciliation of C&RM segment income from GAAP to adjusted, non-GAAP numbers:
Total C&RM segment income	$25.4		$18.2	$69.8		$35.0
Gross marked-to-market adjustment (non-GAAP)	(1.9)		(5.6)	(3.8)		(4.8)
C&RM adjusted segment income (non-GAAP)	$23.5		$12.6	$66.0		$30.2
Reconciliation of total operating revenues from GAAP to adjusted, non-GAAP numbers:
Total operating revenues	$105.4		$78.2	$315.1		$203.1
Gross marked-to-market adjustment (non-GAAP)	(1.9)		(5.6)	(3.8)		(4.8)
Operating revenue not assigned to a segment	(0.9)		(0.1)	(0.5)		1.2
Adjusted segment operating revenues (non-GAAP)	$102.6		$72.5	$310.8		$199.5
Reconciliation of net contribution from GAAP to adjusted, non-GAAP numbers:
Total net contribution	$59.8		$41.6	$169.7		$100.5
Gross marked-to-market adjustment (non-GAAP)	(1.9)		(5.6)	(3.8)		(4.8)
Adjusted net contribution (non-GAAP)	$57.9		$36.0	$165.9		$95.7
Reconciliation of segment income from GAAP to adjusted, non-GAAP numbers:
Total net segment income	$34.8		$23.9	$99.4		$57.9
Gross marked-to-market adjustment (non-GAAP)	(1.9)		(5.6)	(3.8)		(4.8)
Adjusted net segment income (non-GAAP)	$32.9		$18.3	$95.6		$53.1

Q3 2011 vs. Q3 2010 Segmental Analysis
The net contribution of all the Company’s business segments increased 44% to $59.8 million in Q3 2011 as compared to $41.6 million in Q3 2010. The adjusted net contribution of all the Company’s business segments increased 61% to $57.9 million in Q3 2011 as compared with $36.0 million in Q3 2010.
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
Total segment income was $34.8 million in Q3 2011, compared with $23.9 million in Q3 2010. Total adjusted segment income was $32.9 million in Q3 2011, compared with $18.3 million in Q3 2010.
Segment income is calculated as net contribution less certain non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational employee compensation and benefits, communication and data services, travel, professional fees, bad debt expense, trade errors and direct marketing expenses.
Commodity and Risk Management Services – Operating revenues under U.S. GAAP increased from $42.7 million in Q3

2010 to $65.5 million in Q3 2011. Adjusted operating revenues increased by 71% from $37.1 million in Q3 2010 to $63.6 million in Q3 2011. Operating revenues within this segment are primarily driven by the soft commodities, precious metals and base metals product lines.
Within the soft commodities product line, operating revenues increased 84% from $27.9 million in Q3 2010 to $51.3 million in Q3 2011. The acquisition of the Hanley Companies in Q4 2010 led to an increased offering of structured OTC products to our commercial customers, contributing to the significant increase in operating revenues in Q3 2011 as compared to the prior year period. Exchange-traded and OTC volumes increased 4% and 116%, respectively over the year ago period, which includes primarily agricultural and energy commodities. The increase in OTC volumes was driven by an increase in underlying volatility in agricultural commodities caused by the effect of increasing worldwide demand and weather conditions in the United States, as well as strong demand for structured OTC products from our Brazilian customers. The Company's Australian operations continued to gain traction, which along with the acquisition of Hencorp Futures at the beginning of Q1 2011, drove the growth in exchange traded volumes and commission revenue as compared to the prior year period. Interest income increased 150% to $2.5 million in Q3 2011 as compared to $1.0 million in Q3 2010, as the average level of customer deposits increased significantly in both the exchange-traded and OTC customer base. However, interest income remains a modest contributor to operating revenues given the continuation of historically low short term interest rates.
Precious metals operating revenues increase from $8.1 million in Q3 2010 to $12.1 million in Q3 2011. Precious metals adjusted operating revenues increased from $5.8 million in Q3 2010 to $6.6 million in Q3 2011. This increase was primarily a result of a widening of spreads, as a result of increased volatility driven by global economic conditions, while the number of ounces traded was flat as compared to the prior year period.
Base metals operating revenues decreased from $6.7 million in Q3 2010 to $2.2 million in Q3 2011, primarily as a result of rising base metal prices. Base metals adjusted operating revenues increased from $3.4 million in Q3 2010 to $5.7 million in Q3 2011. This increase was primarily a result of a widening of spreads, as a result of increased volatility driven by global economic conditions, while the number of metric tons traded was relatively flat as compared to the prior year period.
Segment income increased from $18.2 million in Q3 2010 to $25.4 million in Q3 2011. Adjusted segment income increased from $12.6 million to $23.5 million. Segment income in Q3 2011 was affected by a bad debt provision of $2.7 million related to a precious metals customer to whom the Company had consigned gold, which was partially offset by a $1.8 million recovery of bad debt expense related to a bad debt provision decrease on a previous customer account deficit based on a revision to the amount expected to be collected against a promissory note.
Foreign exchange trading – Operating revenues increased by 21% from $11.8 million in Q3 2010 to $14.3 million in Q3 2011. The operating revenues in the Company’s global payments product line increased from $6.3 million in Q3 2010 to $7.4 million in Q3 2011, as volumes increased significantly from the prior year period as the Company experienced continued growth in the number of financial institutions utilizing the Company's treasury services.
In the third quarter of 2011, both the proprietary foreign exchange arbitrage desk and customer speculative foreign exchange business were flat with the prior year period. Operating revenues from customer hedging activity increased from the prior year period, primarily driven by an increase of hedging by customers of our Brazilian operations.
Segment income increased 29% from $5.1 million in Q3 2011 to $6.6 million in Q3 2011. Variable expenses expressed as a percentage of operating revenues decreased from 42% to 35%, primarily as a result of the change in mix of revenues in the current period.
Securities – Operating revenues increased by 31% from $4.2 million in Q3 2010 to $5.5 million in Q3 2011.Operating revenues in the equities market-making business increased $0.3 million over the prior year period to $4.5 million in Q3 2011. These revenues are largely dependent on overall market volume and volatility, and with the increased levels of activity in the global equity markets, the retail customer business which drives the Company’s equity market making activities has increased. Equity market-making operating revenues include the trading profits earned by the Company before the related expense deduction for ADR conversion fees. These ADR fees are included within the condensed consolidated income statements as 'clearing and related expenses'.
The debt capital markets business increased $1.0 million over the prior year period to $1.0 million, primarily driven by the acquisition of the Provident Group in Q1 2011. This business focuses on a wide range of services including the arranging and placing of debt issues, merger and acquisition advisory services and asset backed securitization as well as debt trading in the international markets.
Segment income decreased from $0.3 million in Q3 2010 to a loss of $0.2 million in Q3 2011. Variable expenses expressed as a percentage of operating revenues decreased from 55% to 44%.
Clearing and execution services – Operating revenues in the segment were $15.9 million for Q3 2011 as compared to $17.0 million for Q3 2010. Operating revenues are primarily generated from two sources: commission and clearing fee revenues from the execution and clearing of exchange-traded futures and options contracts, and interest income derived from cash balances in our customers’ accounts.
Commission and clearing fee revenues decreased primarily as a result of a 10% decrease in exchange traded volumes driven by a decrease in volumes from institutional clients as a result of market conditions. This decline in revenue was partially offset by a trading gain of $0.8 million related to open commodity positions acquired from an under-margined customer. Interest income declined slightly as higher average customer balances were more than offset by a decline in short term interest rates in this segment.
Segment income increased $2.5 million from a loss of $0.8 million in Q3 2010 to $1.7 million in Q3 2011. Segment income for Q3 2010 includes the effect of a $2.3 million bad debt provision related to a disputed trade that was "given-up" to FCStone by another FCM for a customer that held an account with us. See YTD 2011 Segmental Analysis for additional information on the settlement of the "given-up" trade dispute. Variable expenses as a percentage of operating revenues declined from 74% to 72% and are primarily clearing and related expenses.
Other – The Company’s asset management revenues include management and performance fees, commissions and other revenues received by the Company for management of third party assets and investment gains or losses on the Company’s investments in funds or proprietary accounts managed either by the Company’s investment managers or by independent investment managers. In addition, this segment’s revenues include interest income and fees earned in relation to commodity financing transactions as well as a limited amount of principal physical commodity sales transactions related to inputs to the renewable fuels and feed ingredient industries.
Operating revenues increased 38% from $2.4 million in Q3 2010 to $3.3 million in Q3 2011. Assets under management at June 30, 2011 were approximately $352 million compared with approximately $417 million at June 30, 2010. Operating revenues in the asset management product line declined $0.1 million to $2.0 million in Q3 2011. Operating revenues in the grain financing and physical commodity origination business increased 366% to $1.4 million in Q3 2011, with an increase in the amount of committed credit facilities driving this increase as well as the expansion of our physical inputs business into the feed ingredient industry. Segment income was $1.3 million in Q3 2011 as compared to $1.1 million in Q3 2010.
YTD 2011 vs. YTD 2010 Segmental Analysis
The net contribution of all the Company’s business segments increased 69% to $169.7 million in YTD 2011 as compared to $100.5 million in YTD 2010. The adjusted net contribution of all the Company’s business segments increased 73% to $165.9 million in YTD 2011 as compared with $95.7 million in YTD 2010.
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
Total segment income was $99.4 million in YTD 2011, compared with $57.9 million in YTD 2010. Total adjusted segment income was $95.6 million in YTD 2011, compared with $53.1 million in YTD 2010.
Segment income is calculated as net contribution less certain non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational employee compensation and benefits, communication and data services, travel, professional fees, bad debt expense, trade errors and direct marketing expenses.
Commodity and Risk Management Services – Operating revenues under U.S. GAAP increased from $99.6 million in YTD 2010 to $189.1 million in YTD 2011. Adjusted operating revenues increased by 95% from $94.8 million in YTD 2010 to $185.3 million in YTD 2011. Operating revenues within this segment are primarily driven by the soft commodities, precious metals and base metals product lines.
Within the soft commodities product line, operating revenues increased 118% from $70.2 million in YTD 2010 to $153.1 million in YTD 2011. The acquisition of the Hanley Companies in Q4 2010 led to an increased offering of structured OTC products to our commercial customers, contributing to the significant increase in operating revenues in YTD 2011 as compared to the prior year period. Within the soft commodities product line, exchange-traded and OTC volumes increased 25% and 138%, respectively over the year ago period, which includes primarily agricultural and energy commodities. An increase in underlying volatility in agricultural commodities, the effect of rising agricultural commodity prices, and the contribution of recent acquisitions were the main drivers of the increase in exchange-traded volumes. Exchange-traded and consulting revenues increased as a result of the acquisition of the RMI Companies in Q3 2010 primarily in the natural gas markets and Hencorp Futures at the beginning of Q1 2011 primarily in the coffee markets. OTC volumes and revenues increased over the year ago period as global economic conditions have improved, particularly in the Brazilian markets where commodities traded by the Company have expanded to included corn and cotton in addition to the historical soybeans and sugar. In addition, volatile energy markets have increased the demand for the Company's OTC risk management strategies and recent acquisitions have led to a more diversified OTC customer base including the natural gas and coffee markets. Interest income increased 147% over the prior year period as the average level of customer deposits increased significantly with the increase in exchange-traded and OTC volumes. However, interest income remains a modest contributor to operating revenues given the continuation of historically low short term interest rates.
Precious metals operating revenues increased from $13.9 million in YTD 2010 to $20.5 million in YTD 2011. Precious metals adjusted operating revenues increased from $13.3 million in YTD 2010 to $16.8 million in YTD 2011. These increases were primarily a result of a widening of spreads due to market volatility and a significant increase in the number of ounces traded as compared to the prior year period as business activity increased globally, particularly in the Singapore and Dubai markets.
Base metals operating revenues increased from $15.4 million in YTD 2010 to $15.5 million in YTD 2011. Base metals adjusted operating revenues increased from $11.2 million in YTD 2010 to $15.4 million in YTD 2011. These increases primarily resulted from higher margins partially offset by lower trading volumes.
Segment income increased from $35.0 million in YTD 2010 to $69.8 million in YTD 2011. Adjusted segment income increased from $30.2 million to $66.0 million. Segment income in YTD 2011 was affected by a bad debt provision of $6.0 million related to two precious metals customers to whom the Company had consigned gold, which was partially offset by $1.7 million in recoveries of bad debt expense, primarily related to a bad debt provision decrease on a previous customer account deficit based on a revision to the amount expected to be collected against a promissory note.
Foreign exchange trading – Operating revenues increased by 17% from $35.8 million in YTD 2010 to $41.8 million in YTD 2011. The operating revenues in the Company’s global payments product line increased from $18.7 million in YTD 2010 to $22.9 million in YTD 2011. This increase was driven by a significant increase in the volume of trades in the Company’s global payments product line as compared to the prior year period as the Company continued to benefit from an increase in financial institutions and other customers, our ability to offer an electronic transaction order system to our customers and improving global economic conditions.
In YTD 2011, the customer speculative foreign exchange product line was flat with the prior year, while operating revenues from customer hedging activity increased from the prior year period, primarily driven by an increase of hedging by customers of our Brazilian operations. The proprietary foreign exchange arbitrage desk revenues declined slightly as compared to the prior year period.
Segment income increased 18% from $16.3 million in YTD 2010 to $19.3 million in YTD 2011. Variable expenses expressed as a percentage of operating revenues decreased from 40% to 35%, primarily as a result of the change in mix of revenues in the current period.
Securities – Operating revenues increased by 59% from $14.6 million in YTD 2010 to $23.2 million in YTD 2011. Operating revenues in the equities market-making business increased 20% from the prior year quarter to $15.5 million. Operating revenues in the debt capital markets business increased from $2.2 million in YTD 2010 to $3.1 million in YTD 2011.
Operating revenues in the equities market-making business are largely dependent on overall volume and volatility, and with the increased levels of activity in the global equity markets, the retail customer business which drives the Company’s equity market making activities has increased. Equity market-making operating revenues include the trading profits earned by the Company before the related expense deduction for ADR conversion fees. These ADR fees are included within the condensed consolidated income statements as 'clearing and related expenses'.
The increase in the operating revenues in the debt capital markets business, was primarily driven by the acquisition of the Provident Group in Q1 2100. This business focuses on a wide range of services including the arranging and placing of debt issues, merger and acquisition advisory services and asset backed securitization as well as debt trading in the international markets.
The Company recorded a loss of $1.7 million for the nine months ended June 30, 2011 related to the fair value adjustment of its investment in debentures for the single asset owning company of Suriwongse Hotel located in Chiang Mai, Thailand, originally issued in August 2008. Renovations to be financed by the debentures have been delayed and are currently expected to be completed by February 2012. The hotel owner defaulted on the interest payment that was due in March 2011, and the Company and other debenture holders are currently in restructuring discussions with the hotel owner as a result of the renovation delays. See Note 6 - Assets and Liabilities, at Fair Value to the condensed consolidated financial statements.
Segment income decreased 70%, from $3.3 million in YTD 2010 to $1.0 million in YTD 2011, primarily as a result of the fair value adjustment. Variable expenses expressed as a percentage of operating revenues decreased from 47% to 46%.
Clearing and execution services – Operating revenues in the segment were $51.3 million for YTD 2011 as compared to $47.5 million for YTD 2010. Operating revenues are primarily generated from two sources: commission and clearing fee revenues from the execution and clearing of exchange-traded futures and options contracts, and interest income derived from cash balances in our customers’ accounts.
Commission and clearing fee revenues were relatively flat as exchange traded volumes increased 1% over the prior year period. A $0.8 million trading gain related to open commodity positions acquired from an under-margined customer contributed to the increase in operating revenues, while the prior year period included a $2.3 million trading loss related to these positions. Interest income declined 13% to $2.1 million in YTD 2011 as an increase in average customer deposits was more than offset by a decline in short term interest rates.
Segment income increased $5.8 million from $0.2 million in YTD 2010 to $6.0 million in YTD 2011. Segment income for YTD 2010 includes the effect of a $2.3 million bad debt provision related to a disputed trade that was "given-up" to FCStone by another futures commission merchant for a customer that held an account with us, while YTD 2011 includes a $1.3 million recovery of bad debt expense related to the settlement of the "given-up" trade dispute. Variable expenses as a percentage of operating revenues declined from 80% to 75% and are primarily clearing and related expenses.
Other – The Company’s asset management revenues include management and performance fees, commissions and other revenues received by the Company for management of third party assets and investment gains or losses on the Company’s investments in funds or proprietary accounts managed either by the Company’s investment managers or by independent investment managers. In addition, this segment’s revenues include interest income and fees earned in relation to commodity financing transactions as well as a limited amount of principal physical commodity sales transactions related to inputs to the renewable fuels and feed ingredient industries.
Operating revenues increased 35% from $6.8 million in YTD 2010 to $9.2 million in YTD 2011. Assets under management at June 30, 2011 were approximately $352 million compared with approximately $417 million at June 30, 2010. Operating revenues in the asset management product line declined $0.4 million to $5.5 million in YTD 2011. Operating revenues in the grain financing and physical commodity origination product line increased 322% to $3.8 million in YTD 2011, with an increase in the amount of committed credit facilities driving this increase as well as the expansion of our physical inputs business into the feed ingredient industry and increased demand for fats and oils origination from commercial customers. Segment income was $3.3 million in YTD 2011 as compared to $3.1 million in YTD 2010.

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
At June 30, 2011, the Company had total equity capital of $283.0 million, bank loans of $120.5 million and convertible subordinated notes of $9.0 million.
A substantial portion of the Company’s assets are liquid. At June 30, 2011, approximately 95% of the Company’s assets consisted of cash; deposits and receivables from exchange-clearing organizations, broker-dealers, clearing organizations, FCM’s, and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory, at cost. All assets that are not customer and counterparty deposits, are financed by the Company’s equity capital, convertible subordinated notes, bank loans, short-term borrowings from financial instruments sold, not yet purchased, and other payables.
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
With OTC derivative transactions, we act as a principal, which exposes us to the credit risk of both our customers and the counterparties with which we offset our customer positions. As with exchange-traded transactions, our OTC transactions require that we meet initial and variation margin payments on behalf of our customers before we receive the required payment from our customers. OTC customers are required to post sufficient collateral to meet margin requirements based on Value-at-Risk models as well as variation margin requirement based on the price movement of the commodity or security in which they transact. Our customers are required to make any required margin deposits the next business day, and we may require our largest clients to make intra-day margin payments during periods of significant price movement. We have the ability to increase the margin requirements for customers based on their open positions, trading activity, or market conditions.
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
On June 30, 2011, the commodities market experienced downward limit price movements on certain commodities, and at March 31, 2011, the commodities market experienced upward limit price movements on certain commodities. As a result, certain exchange-traded derivative contracts, which would normally be valued using quoted market prices were priced using a valuation model, as more fully described in Note 6 - Assets and Liabilities, at Fair Value to the condensed consolidated financial statements. These market events caused an increase in receivables from customers related to margin balances as of the balance sheet date. The Company has subsequently collected all margin balances from its customers related to these market events.
As a result of the acquisition of FCStone, the Company acquired notes receivable of $133.7 million at September 30, 2009 from certain customers and an introducing broker which arose from previous customer account deficits, of which the Company estimated collectability to be $16.7 million. During the three months ended March 31, 2011, the Company recovered $11.4 million as partial payment against the promissory notes receivable from these certain customers, and charged off $111.5 million against the allowance for notes receivable related to these customer account deficits. Total recoveries from these certain customers and introducing broker through June 30, 2011 is $12.8 million, and remaining notes receivable related to these customer account deficits is $3.9 million. Subsequent to June 30, 2011, the Company collected $2.6 million against the promissory notes. The Company expects to collect the remaining amounts from the introducing broker, by withholding commissions due on future revenues collected by the Company, although no assurance can be given as to the timing of collection.
During the three and nine months ended June 30, 2011, the Company recorded bad debt expense, net of recoveries of $1.2 million and $4.0 million, respectively. During the three and nine months ended June 30, 2011, increases to the allowance for doubtful accounts were $3.0 million and $7.5 million, respectively. The current period provision increase was primarily related to an additional loss recognized on a customer to whom the Company had consigned gold, within the C&RM segment, for which a partial provision was recorded during the fourth quarter of fiscal 2010. During the three months ended June 30, 2011, negotiation efforts with the customer to partially settle the loss were unsuccessful, resulting in legal proceedings against the customer, and a charge to bad debt expense for the remainder of the loss in the amount of $2.7 million. During the nine months ended June 30, 2011, the provision increase also included amounts for another customer to whom the Company had consigned gold, in the C&RM segment, and a clearing customer deficit account in the CES segment. During the three and nine months ended June 30, 2011, the Company recorded recoveries of $1.8 million and $3.7 million, respectively, of bad debt expense. The current period recovery of $1.8 million is related to a bad debt provision decrease on a previous customer account deficit, in the C&RM segment, based on a revision to the amount expected to be collected. During the nine months ended June 30, 2011, recoveries also include $1.3 million following a settlement relating to a disputed trade that was “given-up” to FCStone during the quarter ended June 30, 2010 by another futures commission merchant for a customer that held an account with us.
Primary Sources and Uses of Cash

The Company’s assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and the growth of the Company. The Company’s total assets at June 30, 2011 and September 30, 2010, were $2,830.7 million and $2,021.7 million, respectively. The Company’s operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. FCStone, LLC, our FCM subsidiary, occasionally uses its margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from our customers.
We have liquidity and funding policies and processes in place that are intended to maintain significant flexibility to address both company-specific and industry liquidity needs. The majority of our excess funds are held with high quality institutions, under highly-liquid reverse repurchase agreements, with a maturity of typically three days or less, U.S. government obligations and AA-rated money market investments.
At June 30, 2011, approximately $13.1 million of the Company’s financial instruments owned and $6.4 million of financial instruments sold, not yet purchased, are exchangeable foreign equities and ADRs.
As of June 30, 2011, the Company had four bank credit facilities totaling $365.0 million, of which $120.5 million was outstanding. The credit facilities include:
A one-year, renewable, revolving syndicated committed loan facility expiring on September 21, 2011 under which the Company’s subsidiary, INTL Commodities, Inc. ("INTL Commodities") is entitled to borrow up to $140.0 million, subject to certain conditions. The loan proceeds are used to finance the activities of INTL Commodities and are secured by its assets. The facility is guaranteed by the Company, and the Company is currently in discussions with the lender and expects to renew the facility during the fourth quarter of fiscal 2011.
A three-year syndicated committed loan facility established on October 29, 2010 under which the Company is entitled to borrow up to $75.0 million, subject to certain conditions. The loan proceeds are used to finance working capital needs of the Company and certain subsidiaries.
An unsecured committed line of credit, expiring June 18, 2012, with a syndicate of lenders under which the Company’s subsidiary, FCStone, LLC may borrow up to $75.0 million. This line is intended to provide short term funding of margin to commodity exchanges as necessary. The line is subject to annual review.
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
In September 2006, the Company completed a private placement of $27 million of 7.625% subordinated convertible notes (the "Notes"), and at September 30, 2010, $16.7 million in principal amount of the Notes remained outstanding. During the nine months ended June 30, 2011, holders of $7.7 million in principal amount of the Notes converted the principal and interest of $0.1 million into 359,235 shares of common stock of the Company. As of June 30, 2011, the remaining $9 million in principal amount of the Notes are convertible, at the discretion of the note holders, into 413,034 shares of common stock of the Company at a conversion price of $21.79 per share. The Notes contain customary anti-dilutive provisions. The Company may require conversion at any time if the dollar volume-weighted-average share price exceeds $38.25 for 20 out of any 30 consecutive trading days. The Notes mature in September 2011.
Set forth below is the calculation of consolidated EBITDA and consolidated cash interest expense, as defined in the Notes, for the trailing twelve month period ended June 30, 2011:

(in millions)	For the Trailing Twelve Months Ended June 30, 2011 (non-GAAP)
Income from continuing operations	$28.1
Noncontrolling interests	(0.2)
Income tax	14.9
Depreciation and amortization	4.2
Stock compensation amortization	2.1
Interest expense	11.5
Change in unrealized fair value gain in physical commodities inventory	5.1
Other mark-to-market adjustments	1.9
Consolidated EBITDA (non-GAAP)	$67.6

Interest expense	$11.5
Less: amortization of deferred financing costs	0.2
Consolidated cash interest expense (non-GAAP)	$11.3
Adjusted consolidated EBITDA is a financial measure that is not recognized by U.S. GAAP, and should not be considered as an alternative to any other measures of performance derived in accordance with U.S. GAAP. The Company has included this non-GAAP financial measure because it is required under the terms of the Notes.
On October 20, 2010, three investors in the Company's senior subordinated convertible notes due September 2011 (the "Notes"), consisting of Highbridge International LLC, LBI Group Inc. and Iroquois Master Fund Ltd., filed suit against the Company, claiming that the acquisition by the Company of FCStone Group, Inc. in September 2009 resulted in a change of control as defined in the Notes; and that, as a result, the Company should have afforded the investors the opportunity to have the Notes redeemed at a 15% premium. The investors also claimed the right to penalty interest at the rate of 15% per annum established in the Notes. The investors held Notes with a principal amount of $13.0 million at the time of the commencement of the litigation.
On April 21, 2011 the Company's motion to dismiss the investors' lawsuit was denied. Accordingly, the lawsuit is expected to proceed to trial, with discovery expected during summer and fall of 2011. On April 25, 2011, Iroquois Master Fund Ltd. converted the remaining $1.0 million of its original $4 million investment in the Notes, leaving $9.0 million in principal amount of the Notes outstanding as of June 30, 2011.
During July 2011, LBI Group Inc. sold its entire $5 million investment in principal amount of the Notes to Leucadia National Corporation (the holder of approximately 8% of the outstanding common stock of the Company), filed a stipulation of discontinuance in the aforementioned lawsuit and released the Company from any further claims in connection with its prior investment in the Notes.
On April 7, 2009, the Company acquired Compania Inversora Bursatil S.A. Sociedad de Bolsa, a leading securities broker-dealer based in Argentina. The Company paid approximately $1.7 million on the date of purchase and was obligated to make additional payments over the next two years, depending on the level of revenues achieved. Under the purchase agreement, the Company was obligated to pay an amount equal to 25% of the net revenues in excess of $2.5 million up to $3.0 million, 35% of the net revenues in excess of $3.0 million up to $4.0 million, and 40% of the net revenues in excess of $4.0 million for each of the two twelve-month periods ending March 31, 2010 and 2011 to the sellers as additional consideration. Any amounts paid under this agreement are recorded as goodwill. The Company paid $0.8 million in May 2010 as additional consideration relating to the provisions of this agreement. The net revenues for the twelve-month period ended March 31, 2011 were below the minimum target, so no further amounts of additional consideration will be paid.
On April 1, 2010, the Company acquired the RMI Companies. The purchase price consists of an initial payment of $6.0 million, a contingent payment of $3.1 million based on the net income of the RMI Companies for the twelve month period ended March 31, 2011, and two contingent payments which will be based on the net income of the RMI Companies for each of the next two twelve-month periods ending March 31, 2012 and 2013. The present value of the estimated total purchase price, including contingent consideration, is $15.1 million at June 30, 2011, of which $6.0 million has not been paid and is included within 'accounts payable and other liabilities' in the condensed consolidated balance sheets.
On July 2, 2010, the Company acquired the Hanley Companies. The purchase price consisted of an amount equal to the sum of the following: (1) an initial payment to be made at the closing of $7.5 million; (2) two payments equaling $24.3 million for the adjusted net asset value of the Hanley Companies as of June 30, 2010; (3) three additional payments equal to 15% of the adjusted earnings before interest and taxes (the "Adjusted EBIT") of the soft commodities derivatives business of the Hanley Companies and FCStone Trading LLC (the “Derivatives Division" ) for each twelve month period during the three year period commencing on July 1, 2010, subject to an annual limit of $7.0 million and an overall maximum of $12.5 million; and (4) a final payment based on the cumulative Adjusted EBIT of the Derivatives Division for the three year period commencing on July 1, 2010. In the event that the cumulative Adjusted EBIT equals or exceeds $100 million, then the final EBIT Payment will be equal to $10 million. In the event that the cumulative Adjusted EBIT is greater than $80 million, but less than $100 million, then the final EBIT Payment will be equal to the product of: (A) $10 million, and (B) a fraction, the numerator of which is the amount by which the cumulative Adjusted EBIT exceeds $80 million, and the denominator of which is $20 million. The present value of the estimated total purchase price, including contingent consideration, is $50.9 million at June 30, 2011, of which $19.2 million has not been paid and is included within 'accounts payable and other liabilities' in the condensed consolidated balance sheets.
On October 1, 2010, the Company acquired Hencorp Futures. The purchase price consisted of an initial payment of $2.3 million, four contingent payments which will be based on Hencorp Futures’ net income for each of the four years after the closing and a final contingent payment based on the average net income of the second, third and fourth years. The estimated total purchase price, including contingent consideration is approximately $6.2 million at June 30, 2011, of which $2.5 million has not been paid and is included within 'accounts payable and other liabilities' in the condensed consolidated balance sheets.
Effective April 15, 2011, the Company entered into an agreement with Hudson Capital Energy LLC ("HCEnergy"), a New York-based energy risk-management firm, to acquire certain assets from HCEnergy. The purchase price consideration included the aggregate net asset value of certain commodity futures brokerage accounts and certain proprietary software, totaling $1.0 million. At June 30, 2011, the consideration has not been paid, and is included within 'accounts payable and other liabilities' in the condensed consolidated balance sheets.
On April 7, 2011, the Company's wholly-owned subsidiary in the United Kingdom, INTL Global Currencies Limited, agreed to acquire the issued share capital of Ambrian Commodities Limited (“Ambrian”), the London Metals Exchange brokerage subsidiary of Ambrian Capital Plc. On August 5, 2011, the Financial Services Authority granted its approval of the change of control of Ambrian. Completion of the transaction is expected to take effect on August 31, 2011. The purchase consideration will be equal to net asset value ("NAV") of Ambrian, which is estimated to be $17.0 million. The Company will pay 75 percent of the estimated NAV upon completion of the transaction, with the balance being paid ten days after completion of a closing balance sheet audit. The acquisition is not expected to have any immediate impact on the Company's earnings. This transaction is not considered to be material.
The Company contributed $3.2 million to its defined benefit pension plans during the nine months ended June 30, 2011, and expects to contribute an additional $0.2 million to the plan during the fourth quarter of fiscal 2011, which represents the minimum funding requirement.
Other Capital Considerations
Our FCM subsidiary, FCStone, LLC is subject to various regulations and capital adequacy requirements. Pursuant to the rules, regulations, and requirements of the CFTC and other self-regulatory organizations, FCStone, LLC is required to maintain certain minimum net capital as defined in such rules, regulations, and requirements. Net capital will fluctuate on a daily basis.
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
Risk Management Incorporated and Hencorp Futures are regulated by the CFTC and the National Futures Association and are both subject to a minimum capital requirement.
The Company is in compliance with all of its capital regulatory requirements at June 30, 2011. Additional information on these net capital and minimum net capital requirements can be found within Note 14 of the condensed consolidated financial statements.
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of June 30, 2011, these subsidiaries were in compliance with their local capital adequacy requirements.
Cash Flows
The Company’s cash and cash equivalents increased from $81.9 million at September 30, 2010 to $144.1 million at June 30, 2011, a net increase of $62.2 million. Net cash of $79.6 million was provided by operating activities, $22.6 million was used in investing activities and net cash of $5.2 million was provided by financing activities, of which $5.6 million was borrowed on lines of credit and decreased the amounts payable to lenders under loans and overdrafts and $0.5 million was repayment of subordinated debt. Fluctuations in exchange rates had no material effect on the Company’s cash and cash equivalents.
The Company is continuously evaluating opportunities to expand its business. Expansion of the Company’s activities will require funding and will have an effect on liquidity.
Apart from what has been disclosed above, there are no known trends, events or uncertainties that have had or are likely to have a material impact on the liquidity, financial condition and capital resources of the Company.

Commitments
Information about the Company’s commitments and contingent liabilities is contained in Note 13 of the condensed consolidated financial statements.
The Company’s senior subordinated convertible notes, in the principal amount of $9.0 million at June 30, 2011, are due in September 2011 if they are not converted or redeemed prior to their due date. See Note 12 to the condensed consolidated financial statements for further information.
Off Balance Sheet Arrangements
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and futures commission merchant and from its market making and proprietary trading in the foreign exchange and commodities trading business. As part of these activities, the Company carries short positions. For example, it sells financial instruments that it does not own, borrows the financial instruments to make good delivery, and therefore is obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. The Company has recorded these obligations in the condensed consolidated financial statements at June 30, 2011 and September 30, 2010, at fair value of the related financial instruments, totaling $314.6 million and $189.6 million, respectively. These positions are held to offset the risks related to financial assets owned and reported on the Company’s condensed consolidated balance sheets under ‘financial instruments owned, at fair value’, and ‘physical commodities inventory, at cost'. The Company will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to June 30, 2011 and September 30, 2010, which might be partially or wholly offset by gains in the value of assets held at June 30, 2011 and September 30, 2010. The total of $314.6 million and $189.6 million includes a net liability of $116.0 million and $87.6 million for derivatives, based on their fair value as of June 30, 2011 and September 30, 2010, respectively.
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
In the Company's C&RM segment, when transacting OTC and foreign exchange contracts with our customers, our OTC and foreign exchange trade desks will generally offset the customer's transaction simultaneously with one of our trading counterparties or will offset that transaction with a similar but not identical position on the exchange. These unmatched transactions are intended to be short-term in nature and are conducted to facilitate the most effective transaction for our customer.

Derivative contracts are traded along with cash transactions because of the integrated nature of the markets for such products. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies.
The Company is a member of various commodity exchanges and clearing organizations. Under the standard membership agreement, all members are required to guarantee the performance of other members and, accordingly, in the event another member is unable to satisfy its obligations to the exchange, may be required to fund a portion of the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the condensed consolidated balance sheets as of June 30, 2011 and September 30, 2010.
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
Valuation of Financial Instruments and Foreign Currencies. Substantially all financial instruments are reflected in the condensed consolidated financial statements at fair value or amounts that approximate fair value. These financial instruments include: cash and cash equivalents; cash, securities and other assets segregated under federal and other regulations; financial instruments purchased under agreements to resell; deposits with clearing organizations; financial instruments owned; and financial instruments sold but not yet purchased. Unrealized gains and losses related to these financial instruments, which are not customer owned positions, are reflected in earnings. Where available, the Company uses prices from independent sources such as listed market prices, or broker or dealer price quotations. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. In some cases, even though the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value. The value of foreign currencies, including foreign currencies sold, not yet purchased, are converted into its U.S. dollar equivalents at the foreign exchange rates in effect at the close of business at the end of the accounting period. For foreign currency transactions completed during each reporting period, the foreign exchange rate in effect at the time of the transaction is used.
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
Revenue Recognition. The revenues of the Company are derived principally from realized and unrealized trading income in securities, derivative instruments, commodities and foreign currencies purchased or sold for the Company’s account. Realized and unrealized trading income is recorded on a trade date basis. Securities owned and securities sold, not yet purchased and foreign currencies sold, not yet purchased, are stated at fair value with related changes in unrealized appreciation or depreciation reflected within ‘trading gains’ in the condensed consolidated income statements. Fee and interest income are recorded on the accrual basis and dividend income is recognized on the ex-dividend date.
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
The critical aspect of revenue recognition for the Company is recording all known transactions as of the trade date of each transaction for the financial period. The Company has developed systems for each of its businesses to capture all known transactions. Recording all known transactions involves reviewing trades that occur after the financial period that relate to the financial period. The accuracy of capturing this information is dependent upon the completeness and accuracy of data capture of the operations systems and the Company’s clearing firms.

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

Management believes that the volatility of revenues is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of the Company’s daily revenue, determined on a marked-to-market basis, during the nine months ended June 30, 2011.
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
Interest Rate Risk
In the ordinary course of our operations, we have interest rate risk from the possibility that changes in interest rates will affect the values of financial instruments and impact interest income earned. We generate interest income from the positive spread earned on customer deposits. We typically invest in U.S. Treasury bills and and obligations issued by government sponsored entities, reverse repurchase agreements involving U.S. Treasury bills and government obligations or AA rated money market funds. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund and institution.
We continue to employ an interest rate risk management strategy, implemented in April 2010, that uses derivative financial instruments in the form of interest rate swaps to manage a portion of our aggregate interest rate position. Our objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap the resulting variable interest earnings into the medium-term interest stream, by using a strip of interest rate swaps that mature every quarter, and enable us to achieve the two year moving average of the two year swap rate. These interest rate swaps are not designated for hedge accounting treatment, and changes in the marked-to-market valuations of the financial instruments are recorded in earnings on a quarterly basis.
We manage interest expense using floating rate debt and periodically through interest rate swap transactions. Refer to Note 7 to the condensed consolidated financial statements for information on the interest rate swap transactions. The debt instruments are carried at their unpaid principal balance which approximates fair value. With the exception of our convertible subordinated notes, all of the Company's outstanding debt at June 30, 2011, has a variable interest rate.
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.
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
There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
Securities Litigation
FCStone and certain officers of FCStone were named as defendants in an action filed in the United States District Court for the Western District of Missouri on July 15, 2008. A consolidated amended complaint ("CAC") was subsequently filed on September 25, 2009. As alleged in the CAC, the action purports to be brought as a class action on behalf of purchasers of FCStone common stock between November 15, 2007 and February 24, 2009. The CAC seeks to hold defendants liable under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and concerns disclosures included in FCStone's fiscal year 2008 public filings. Specifically, the CAC relates to FCStone's public disclosures regarding an interest rate hedge, a bad debt expense arising from unprecedented events in the cotton trading market, and certain disclosures beginning on November 3, 2008 related to losses it expected to incur arising primarily from a customer energy trading account. FCStone and the named officers moved to dismiss the action. Although the Court denied that motion on November 16, 2010, it limited the action to the public disclosures made on November 3 and 4, 2008 related to the energy trading account. As a result of the Court's order and lead plaintiffs' decision not to amend their complaint, the lead plaintiffs lost standing to prosecute the action because they were not shareholders at the relevant time. Counsel for lead plaintiffs have since added named plaintiffs who purport to possess standing. Currently pending before the Court is Defendants' motion as to whether the Private Securities Litigation Reform Act of 1995 requires supplemental notice in order for the action to proceed. The Company and the FCStone defendants continue to believe the action is meritless, and intend to defend the action vigorously.
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
As previously disclosed, the staff of the Fort Worth Regional Office of the Securities and Exchange Commission (the “SEC”) is conducting a formal investigation of FCStone's disclosures and accounting for losses associated with the energy trading account, which occurred prior to the Company's acquisition of FCStone on September 30, 2009. During the quarters ended March 31, 2011 and June 30, 2011, certain employees of the Company testified before the SEC in connection with this investigation. The Company and FCStone are cooperating fully with the SEC staff in its investigation, but cannot predict the scope, duration or outcome of the matter.
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
On April 21, 2011 the Company's motion to dismiss the investors' lawsuit was denied. Accordingly, the lawsuit is expected to proceed to trial, with discovery expected during summer and fall of 2011. Prior to April 21, 2011, one of the investors, Iroquois

Master Fund Ltd., converted $3.0 million of its $4.0 million investment in principal amount of the Notes, and accrued interest, into 139,136 shares of common stock of the Company. On April 25, 2011 Iroquois Master Fund Ltd. converted the remaining $1.0 million, and accrued interest, into 46,133 shares of common stock of the Company. Following these conversions, $9.0 million in principal amount of the Notes held by the investors remain outstanding.
During July 2011, LBI Group Inc. sold its entire $5 million investment in principal amount of the Notes to Leucadia National Corporation (the holder of approximately 8% of the outstanding common stock of the Company), filed a stipulation of discontinuance in the aforementioned lawsuit and released the Company from any further claims in connection with its prior investment in the Notes.
Sentinel Litigation
On January 21, 2011 the bankruptcy trustee of Sentinel Management Group, Inc. filed a motion for summary judgment against one of the Company's subsidiaries, FCStone, LLC, on various counts in the adversary proceedings filed in August 2008 against FCStone, LLC and a number of other FCMs. The nature of these adversary proceedings has been disclosed in previous filings of the Company. FCStone, LLC filed its response on May 10, 2011.
Apart from the above, there have been no material developments in previously reported litigation, and no other reportable events have occurred during the quarter ended June 30, 2011 or through the date of this filing.
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
INTL FCStone Inc.

Date:	August 9, 2011	/s/ Sean M. O'Connor
Sean M. O'Connor
Chief Executive Officer

Date:	August 9, 2011	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer