Form 10-K
period 2011-09-30
INTL FCSTONE INC.
filed 2011-12-14
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-K
 ____________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2011
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
____________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of March 31, 2011, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $295.7 million.
As of December 9, 2011, there were 18,742,025 shares of the registrant’s common stock outstanding.

Document Incorporated by Reference
Certain portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on February 23, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

INTL FCStone Inc.
Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2011

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
PART I
Item 1. Business
Overview of Business and Strategy
INTL FCStone Inc., formerly known as International Assets Holding Corporation, a Delaware corporation, together with its consolidated subsidiaries (collectively the “Company”) forms a financial services group employing 904 people in offices in twelve countries. We provide comprehensive risk management advisory services to mid-sized commercial customers. We also utilize our expertise and capital to provide foreign exchange and treasury services, securities execution, physical commodities trading services and execution in both listed futures and option contracts as well as structured over-the-counter (“OTC”) products in a wide range of commodities.
We are a customer-centric organization focused on acquiring and building long-term relationships with our customers by providing consistent, quality execution and value-added financial solutions, with the goal of earning returns that allow us to achieve our financial objectives.
We provide these services to a diverse group of more than 20,000 customers located in more than 100 countries, including producers, processors and end-users of nearly all widely-traded physical commodities whose margins are sensitive to commodity price movements; to commercial counterparties who are end-users of our products and services; to governmental and non-governmental organizations; and to commercial banks, brokers, institutional investors and major investment banks.
The Company engages in direct sales efforts to seek new customers, with a strategy of extending our services to potential customers who are similar in size and operations to our existing customer base, as well as other kinds of customers that have risk management needs that could be effectively met by our services. We plan to expand our services into new business product lines and new geographic regions, particularly in Asia, Europe, Australia, Latin America and Canada. In executing this plan, we intend to both target new geographic locations and expand the services offered in current locations, where there is an unmet demand for our services particularly in areas where commodity price controls have been recently lifted. In addition, in select instances we pursue small to medium sized acquisitions in which we target customer-centric organizations in order to expand our product offerings and/or geographic presence.
In the last eighteen months, we have opened our initial office in Paraguay, as well as additional locations in both Brazil and China to address the rapid growth in the demand for our services in those countries. In addition, we have expanded our product offering, specifically in our Commodity & Risk Management segment, in both our London and Singapore offices with the relocation of experienced risk management consultants into these offices to address a growing demand for our services in Europe and Asia. Through the acquisitions of Risk Management Incorporated, RMI Consulting Inc., Hencorp Becstone Futures, L.C. and certain assets of Hudson Capital Energy, LLC we have expanded our commodity product offerings, while acquisitions of HGC Trading, LLC, HGC Asset Management, LLC, HGC Advisory Services, LLC, Hanley Alternative Trade Group, LLC, HGC Office Services, LLC, the Provident Group, and Ambrian Commodities Limited have expanded the scope of services which we can provide to our commercial customer base.
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

The Company’s internet address is www.intlfcstone.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership and press releases are available in the Investor Relations section of this website. The Company’s website also includes information regarding the Company’s corporate governance, including the Company’s Code of Ethics, which governs the Company’s directors, officers and employees.
Capabilities
Clearing and Execution
The Company provides execution services on a wide variety of technology platforms in a number of markets. We provide clearing and execution of listed futures and options on futures contracts on all major commodity exchanges throughout the world and are a member of all major U.S. commodity exchanges. The Company provides global payments and treasury services in more than 130 countries to a broad array of commercial customers, including financial institutions, multi-national corporations, and governmental and charitable organizations.
Advisory Services
We provide value-added advisory services in a variety of financial markets, working with commercial clients to systematically identify and quantify exposures to commodity price risks and then developing strategic plans to effectively manage these risks with a view to protecting margins and mitigating exposures through our proprietary Integrated Risk Management Program (“IRMP®”).
We provide commercial customers with a full range of investment banking services from optimizing the customer’s capital structure through the issuance of loans, debt or equity securities and advisory services including mergers, acquisitions and restructurings.
Through our asset management activities, we leverage our specialist expertise in niche markets to provide institutional investors with tailored investment products.
Physical Trading
The Company trades in a variety of physical commodities, primarily precious and base metals as well as select soft commodities including various agricultural oils, animal fats and feed ingredients. We offer customers efficient off-take or supply services, as well as logistics management. Through these trading activities the Company has the ability to offer complex hedging structures as part of each physical contract to provide customers with enhanced price risk mitigation.
OTC / Market Making
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
Trading Revenues
In our business, we may act as principal in the purchase and sale of individual securities, currencies, commodities or derivative instruments with our customers. These transactions may be offset simultaneously with another customer or counterparty, offset with similarly but not identical positions on an exchange, made from inventory, or may be aggregated with other purchases to provide liquidity intraday, for a number of days, or in some cases, particularly the base metals business, even longer periods (during which fair value may fluctuate). In addition, in our foreign exchange segment, we operate a proprietary foreign exchange desk which arbitrages the futures and cash markets.
Operating Segments
The Company’s activities are divided into five functional areas consisting of Commodity and Risk Management Services, Foreign Exchange, Securities, Clearing and Execution Services, and Other.
Commodity and Risk Management Services (“C&RM”)
We serve our commercial customers by providing high value-added-service that differentiates the Company from our competitors and maximizes the opportunity to retain customers. The IRMP provides customers with commodity risk management consulting services with the goal of developing a customized long term hedging programs that assist customers to mitigate their exposure to commodity price risk and to maximize the amount and certainty of their operating profits. Customers are assisted in the execution of their hedging strategies through the Company’s exchange-traded futures and options on futures clearing and execution operations and through access to more customized alternatives provided by our OTC trading desk. Generally, customer trading activities are self-directed, and risk management consultants do not have discretionary authority to transact trades on behalf of customers. When transacting OTC contracts with a customer, the Company may offset the customer’s transaction simultaneously with one of its trading counterparties. Alternatively, the OTC trade desk will accept a customer transaction and offset that transaction with a similar but not identical position on the exchange.
We also provide a full range of trading and hedging capabilities to select producers, consumers, recyclers and investors in precious metals and certain base metals and select other commodities. Acting as a principal, we commit our own capital to buy and sell these commodities on a spot and forward basis.
The risk management consultants organize their marketing efforts within this segment into customer industry product lines, and currently serve customers in the following areas:

•	Commercial Grain — Customers in this product line include grain elevator operators, traders, processors, manufacturers and end-users.

•
Energy — The energy customer product line targets companies where energy represents a significant input cost in the production of their product or service. Customers in this product line include producers, refiners, wholesalers, transportation companies, convenience store chains, automobile and truck fleet operators, industrial companies, railroads and municipalities.

•	Renewable Fuels — The renewable fuels customer product line targets producers of ethanol and biodiesel products.

•
Latin America/Brazil — The customers within this product line are involved in all sectors of agribusiness, including livestock production and feeding, flour milling and baking, oilseed crushing and refining, coffee, grain merchandising, meat processing and sugar/ethanol production.

•
China — The China customer product line represents both Chinese future commission merchants (“FCMs”) as well as commercial companies seeking to hedge their commodity risk exposures. The Chinese FCMs are similar to introducing brokers, facilitating the transactions of their clients in the U.S. commodities markets. The commercial accounts generally represent significant processors of grain or other commodities.

•	Dairy/Food Service — The dairy and food service product line targets the dairy industry and users of agricultural commodities in the food industry.

•
Cotton/Textiles — The cotton product line targets both the domestic and international markets with a focus on providing trading, consulting and information services to the global fiber, textile and apparel industry.

•	Precious Metals — This product line targets mining producers and scrap merchants, as well as wholesale jewelry manufactures and other commercial customers globally.

•
Base Metals — This product line has relationships with a number of small and medium-sized metals producers, refiners, recyclers, traders and manufacturing entities. We are also active in the acquisition of scrap metals which are refined under contract and sold to our customers.

•
Natural Gas — This product line focuses on consumers of natural gas and has relationships with some of the largest natural gas consumers in North America, including municipalities and large manufacturing firms, as well as major utilities.

•
Introducing Brokers — The customers within this product line include introducing brokers that maintain relationships with customers and intermediate transactions between the customer and FCStone, LLC, our wholly owned FCM. The customers within this product line are primarily agricultural producers.

The Company records all of its physical commodities revenues on a gross basis. Operating revenues and losses from the Company’s commodities derivatives activities are recorded on a net basis in ‘Trading gains’, within the consolidated income statements. Inventory for the commodities business is valued at the lower of cost or fair value, under the provisions of the Inventory Topic of the Accounting Standards Codification (“ASC”). The Company generally mitigates the price risk associated with commodities held in inventory through the use of derivatives. The Company does not elect hedge accounting under accounting principles generally accepted in the U.S. (“U.S. GAAP”) in accounting for this price risk mitigation. In such situations, unrealized gains in inventory are not recognized under U.S. GAAP, but unrealized gains and losses in related derivative positions are recognized under U.S. GAAP. As a result, the Company’s reported earnings from commodities trading may be subject to significant volatility.
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
Securities
Through INTL Trading, Inc. (“INTL Trading”), a registered broker-dealer, the Company acts as a wholesale market maker in select foreign securities including unlisted ADRs and foreign ordinary shares and provides execution in select debt instruments and exchange traded funds (“ETFs”). INTL Trading provides execution and liquidity to national and regional broker-dealers and institutional investors.
The Company makes markets in approximately 800 ADRs and foreign ordinary shares traded in the OTC market. In addition, the Company will, on request, make prices in more than 8,000 other ADRs and foreign common shares. As a market maker, the Company provides trade execution services by offering to buy shares from, or sell shares to, broker-dealers and institutions. The Company displays the prices at which it is willing to buy and sell these securities and adjusts its prices in response to market conditions. When acting as principal, the Company commits its own capital and derives revenue from the difference between the prices at which the Company buys and sells shares. The Company also earns commissions by executing trades on an agency basis.
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
We provide commercial customers with a full range of investment banking services from optimizing the customer’s capital structure through the issuance of loans, debt or equity securities and advisory services including mergers, acquisitions and restructurings. The Company seeks to market these services to our existing commercial customer base, particularly in North and South America, and to develop new customer relationships with whom we can cross-sell our full suite of financial services. From time-to-time, we may invest our own capital in debt instruments before selling them into the market.
Clearing and Execution Services (“CES”)
We provide competitive and efficient clearing and execution of exchange-traded futures and options on futures for the institutional and professional traders through our subsidiary, FCStone, LLC. Through its platform, customer orders are accepted and directed to the appropriate exchange for execution. The Company then facilitates the clearing of customers’ transactions. Clearing involves the matching of customers’ trades with the exchange, the collection and management of margin deposits to support the transactions, and the accounting and reporting of the transactions to customers. The Company seeks to leverage its capabilities and capacity by offering facilities management or outsourcing solutions to other FCMs.
FCStone, LLC is a registered FCM and a clearing member of all major U.S. commodity futures exchanges including the Chicago Mercantile Exchange and its divisions: the Chicago Board of Trade, the New York Mercantile Exchange and the COMEX Division; InterContinental Exchange, Inc. ("ICE") Futures US, formerly known as the New York Board of Trade, the Kansas City Board of Trade and the Minneapolis Grain Exchange (“MGEX”). As of September 30, 2011, FCStone, LLC was the second largest independent FCM in the United States, as measured by required customer segregated assets, not affiliated with a major financial institution or commodity intermediary, end-user or producer. As of September 30, 2011, FCStone, LLC had $1.4 billion in required customer segregated assets.
Other
This segment consists of the Company’s asset management and commodity financing and facilitation business. The asset management revenues include fees, commissions and other revenues received by the Company for management of third-party assets and investment gains or losses on the Company’s investments in funds and proprietary accounts managed either by the Company’s investment managers or by independent investment managers.
The Company operates a commodity financing and facilitation business that makes loans to commercial commodity-related companies against physical inventories, including grain, lumber, meats, energy products and renewable fuels. Sale and repurchase agreements are used to purchase commodities evidenced by warehouse receipts, subject to a simultaneous agreement to sell such commodities back to the original seller at a later date. These transactions are accounted for as product financing arrangements, and accordingly no commodity inventory, purchases or sales are recorded. Additionally, the Company, as a principal, engages in physical purchase and sale transactions related to inputs to the renewable fuels and feed ingredient industries.
Acquisition of FCStone Group, Inc.

On September 30, 2009, the Company completed its acquisition of FCStone Group, Inc. (“FCStone”) pursuant to the merger of FCStone and a wholly owned subsidiary of the Company (the “FCStone transaction”). As a result of this transaction, the Company issued approximately 8.2 million shares of its common stock to the former stockholders of FCStone, and FCStone became a wholly owned subsidiary of INTL FCStone Inc.
At the time of the acquisition, FCStone and its subsidiaries provided risk management advisory and transaction execution services to commercial commodity intermediaries, users and producers. FCStone primarily assisted middle-market customers in optimizing their profit margins and mitigating commodity price risk. In addition to its risk management advisory services, FCStone operated an independent clearing and execution platform for exchange-traded commodity futures and options on futures contracts. All of the capabilities of FCStone have been retained and integrated into our operations.
Effect of FCStone transaction on disclosures in this Form 10-K
The FCStone transaction was consummated on September 30, 2009, the last day of the 2009 fiscal year for the Company. As a result, the consolidated income statements of the Company for the fiscal years ended September 30, 2011 and 2010 include the results of FCStone, while the consolidated income statement of the Company for the fiscal year ended September 30, 2009, included in this Form 10-K, does not include the results of FCStone. The consolidated balance sheets for the Company as of September 30, 2011 and 2010 included in this Form 10-K reflect the acquisition of FCStone utilizing the purchase method of accounting.
Acquisitions made in the 2011 Fiscal Year
During fiscal year 2011, the Company acquired two businesses, Hencorp Becstone Futures, L.C. and Ambrian Commodities Limited, and certain assets from Hudson Capital Energy, LLC, which were not considered significant on an individual or aggregate basis. The Company’s consolidated financial statements include the operating results of the two businesses and certain purchased assets from the related dates of acquisition.
Hencorp Futures
In October, 2010, we acquired Hencorp Becstone Futures, L.C., the futures operation of Miami-based Hencorp Group, which was renamed INTL Hencorp Futures, LLC (“Hencorp Futures”). Hencorp Futures specializes in the development and execution of risk-management programs designed to hedge price volatility in a number of widely traded commodities, including coffee, sugar, cocoa, grains and energy products. The transaction will enable us to round out our portfolio of commodity risk management services to include a more robust capability in soft commodities, especially coffee, where Hencorp Futures has established a substantial presence and reputation globally, and especially in Central and South America. The purchase price consisted of an initial payment of $2.3 million, payments totaling $1.4 million, representing the adjusted tangible equity of Hencorp Futures as of September 30, 2010, four annual contingent payments based on adjusted pre-tax earnings, as defined in the purchase agreement, and a final contingent payment based on the average of the second, third and fourth years payments. The present value of the estimated total purchase price, including contingent consideration, is $6.4 million as of September 30, 2011.
Certain Assets Purchased from Hudson Capital Energy, LLC
In April, 2011, we entered into an agreement with Hudson Capital Energy LLC ("HCEnergy"), a New York-based energy risk-management firm, to acquire certain assets from HCEnergy. The transaction enables the Company's energy risk management services to include a more robust capability in crude oil and refined products. The purchase price consisted of the aggregate net asset value of certain commodity futures brokerage accounts and certain proprietary software, totaling $1.0 million.
Ambrian Commodities Limited
In April, 2011, we agreed to acquire the issued share capital of Ambrian Commodities Limited (“Ambrian”), the London Metals Exchange brokerage subsidiary of Ambrian Capital Plc. On August 5, 2011, the Financial Services Authority granted its approval of the change of control of Ambrian. The transaction was effective on August 31, 2011, and subsequently Ambrian was renamed INTL FCStone (Europe) Ltd. ("INTL FCStone (Europe)"). Ambrian, a non-clearing LME member, specializes in the development and execution of risk-management programs designed to hedge price fluctuations in base metals for a wide variety of producers, manufacturers and fabricators. Ambrian has a niche focus on smaller industrial clients, including lead recyclers, brass producers, zinc galvanizers, metal refineries and copper foil producers that use LME futures and options for hedging raw material costs or output prices. At closing, the Company paid $7.1 million, representing the net asset value of Ambrian less certain intercompany balances due to Ambrian from its affiliates.
Acquisitions made in the 2010 Fiscal Year
During fiscal year 2010, the Company acquired three separate business groups, Risk Management Incorporated and RMI Consulting, Inc., Hanley Trading, LLC and related companies and Provident Group, which were not considered significant on an individual or aggregate basis. The Company’s consolidated financial statements include the operating results of each business from the related dates of acquisition.
RMI Companies
In April, 2010, we acquired Risk Management Incorporated and RMI Consulting, Inc. (the “RMI Companies”). The RMI Companies provide execution and consulting services to some of the largest natural gas consumers in North America, including municipalities and large manufacturing firms, as well as major utilities. In addition to its risk-management and brokerage services, the RMI Companies also offer a wide range of other programs, including a proprietary on-line energy procurement platform. The acquisition added extensive and proven expertise in the natural gas, electricity and related energy markets where the RMI Companies have a leading presence, as well as a broad range of long-term relationships with some major organizations. The purchase price consisted of an initial payment of $6.0 million, and three contingent payments. The present value of the estimated total purchase price, including contingent consideration, is $15.2 million as of September 30, 2011.
Hanley Companies
In July 2010, we acquired HGC Trading, LLC; HGC Asset Management, LLC; HGC Advisory Services, LLC; Hanley Alternative Trade Group, LLC and HGC Office Services, LLC (the “Hanley Companies”). The Hanley Companies are engaged in the business of acting as market makers and dealers in exchange traded options and futures on soft commodities; executing and trading derivatives on soft commodities in the OTC market; and providing related advisory services. The purchase price consisted of an initial payment of $31.8 million, and three contingent payments. The present value of the estimated total purchase price, including contingent consideration, is $51.6 million as of September 30, 2011.
Provident Group
In September 2010, the Company acquired certain assets of Provident Group (“Provident”), a New York based investment banking and advisory firm. Under terms of the acquisition agreement, the Company acquired assets and secured the services of the individual sellers as set forth in the agreement. Provident is engaged in the business of providing investment banking and advisory services. Provident plays a critical role in building out our comprehensive investment banking and advisory platform, delivering financing solutions to middle market commercial customers. The purchase price for the assets and services of the sellers was capped at $5.0 million, which subsequent to closing, the individual sellers placed into an escrow account and was used to purchase 214,325 outstanding shares of the Company on the open market. The shares held in escrow for business combinations will be released to the individual sellers, over a five year period from the date of closing based on net profits, in accordance with the provisions of the acquisition agreement. However, if the terms of the agreement are not met, the remaining shares will be forfeited and the remaining shares and balance in the shares held in escrow for business combinations balance will be recorded as treasury stock.
Subsequent Acquisition
On November 25, 2011, the Company arranged with the trustee of MF Global's UK operations to hire more than 50 professional staff from MF Global's metals trading business based in London. The Company anticipates that a substantial number of the customers of this metals trading business will elect to become customers of the Company. The Company expects to allocate equity capital to integrate these brokers and their customers into the Company's operations, through a combination of increased regulatory capital to support the accounts of these customers and increased compensation and related personnel costs for the brokers. The amount of the required capital will primarily depend upon the number and balances of the new accounts. As part of this transaction, INTL FCStone (Europe) has received approval from the LME to upgrade its LME Category Two membership to a LME Category One ring dealing membership.
Competition
The international commodities and financial markets are highly competitive and rapidly evolving. In addition, these markets are dominated by firms with significant capital and personnel resources that are not matched by the Company’s resources. The Company expects these competitive conditions to continue in the future, although the nature of the competition may change as a result of the ongoing global financial crisis. The crisis has produced opportunities for the Company to expand its activities and may produce further opportunities. The Company believes that it can compete successfully with other commodities and financial intermediaries in the markets it seeks to serve, based on the Company’s expertise, products and quality of consulting and execution services.
We compete with a large number of firms in the exchange-traded futures and options execution sector and in the OTC derivatives sector. We compete primarily on the basis of diversity and value of services offered, and to a lesser extent on price. Our competitors in the exchange-traded futures and options sector include international brokerage firms, national brokerage firms, regional brokerage firms (both cooperatives and non-cooperatives) as well as local introducing brokers, with competition driven by price level and quality of service. Many of these competitors also offer OTC trading programs. In addition, there are a number of financial firms and physical commodities firms that participate in the OTC markets, both directly in competition with us and indirectly through firms like us. We compete in the OTC market by making specialized OTC transactions available to our customers in contract sizes that are smaller than those usually available from major counterparties.
The Company’s activities are impacted and will continue to be impacted by investor interest in the markets served by the Company. The instruments traded in these markets compete with a wide range of alternative investment instruments. The Company seeks to counterbalance changes in demand in specified markets by undertaking activities in multiple uncorrelated markets.
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
We utilize front-end electronic trading, back office and accounting systems to process transactions on a daily basis. In some cases these systems are integrated. They provide record keeping, trade reporting to exchange clearing, internal risk controls, and reporting to government entities, corporate managers, risk managers and customers. Our futures and options back office system is maintained by a third-party service bureau located in Chicago, Illinois, with a disaster recovery site in New York City, New York.
The Company holds customer funds in relation to certain of its activities. In regulated entities, these customer funds are segregated, but in unregulated entities they are not. For a further discussion of customer segregated funds in our regulated entities, please see the "Customer Segregated Assets" discussion below.
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
The commodities industry in the U.S. is subject to extensive regulation under federal law. The Company is required to comply with a wide range of requirements imposed by the Commodity Futures Trading Commission (the "CFTC"), the National Futures Association (the "NFA") and the Chicago Mercantile Exchange, which is our designated self-regulatory organization. The Company is also a member of the Chicago Mercantile Exchange's divisions: the Chicago Board of Trade, the New York Mercantile Exchange and COMEX, ICE Futures US, the Minneapolis Grain Exchange and the Kansas City Board of Trade. These regulatory bodies are charged with protecting customers by imposing requirements relating to capital adequacy, licensing of personnel, conduct of business, protection of customer assets, record-keeping, trade-reporting and other matters.
The securities industry in the U.S. is subject to extensive regulation under federal and state securities laws. The Company is required to comply with a wide range of requirements imposed by the Securities and Exchange Commission (the "SEC"), state securities commissions and Financial Industry Regulatory Authority (“FINRA”). These regulatory bodies are charged with safeguarding the integrity of the financial markets and with protecting the interests of investors in these markets. They also impose minimum capital requirements on regulated entities. The activities of our broker-dealer subsidiaries in the U.S., INTL Trading and FCC Investments, Inc., are primarily regulated by FINRA and the SEC.
On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act creates a comprehensive new regulatory regime governing the OTC and listed derivatives markets and their participants by requiring, among other things: centralized clearing of standardized derivatives (with certain stated exceptions); the trading of clearable derivatives on swap execution facilities or exchanges; and registration and comprehensive regulation of new categories of market participants as “swap dealers” and swap “introducing brokers.” The Dodd-Frank Act grants regulatory authorities such as the CFTC and the SEC broad rule-making authority to implement various provisions of the Dodd-Frank Act, including comprehensive regulation of the OTC derivatives market. It is unclear how these regulators will exercise these revised and expanded powers and whether they will undertake rule-making, supervisory or enforcement actions that would adversely affect us. Based upon regulations proposed to date, we anticipate that one or more of our subsidiaries may be subject to registration under the Dodd-Frank Act. Registration will impose substantial new requirements upon these entities, including, among other things, record keeping and data reporting obligations, capital and margin requirements and business conduct standards. Increased regulatory oversight could also impose administrative burdens on us related to, among other things, responding to regulatory examinations or investigations. These initiatives and legislation may not only affect us but also certain of our customers and counterparties. The increased costs associated with compliance, and the changes that will likely be required in our OTC and clearing businesses, may adversely impact our results of operations, cash flows, and/or financial condition. Although the original date set for completion of final rules was mid-July 2011, the CFTC has announced that it will phase in its new rules through June 30, 2012. Because many of the rules that the CFTC and the SEC are required to promulgate are not yet final, we cannot predict with any degree of certainty how our business will be affected. The Company will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act. Failure to comply with current or future legislation or regulations that apply to our operations could subject us to fines, penalties, or material restrictions on our business in the future.
The USA PATRIOT Act contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to broker-dealers and other financial services companies. The USA PATRIOT Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain similar provisions. We believe that we have implemented, and that we maintain, appropriate internal practices, procedures and controls to enable us to comply with the provisions of the USA PATRIOT Act and other anti-money laundering laws.
The U.S. maintains various economic sanctions programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). The OFAC administered sanctions take many forms, but generally prohibit or restrict trade and investment in and with sanctions targets; and in some cases require blocking of the target’s assets. Violations of any of the OFAC-administered sanctions are punishable by civil fines, as well as criminal fines and imprisonment. We have established policies and procedures designed to comply with applicable OFAC requirements. Although we believe that our policies and procedures are effective, there can be no assurance that our policies and procedures will effectively prevent us from violating the OFAC-administered sanctions in every transaction in which we may engage.
Net Capital Requirements
FCStone, LLC is subject to minimum capital requirements under Section 4(f)(b) of the Commodity Exchange Act and Part 1.17 of the rules and regulations of the CFTC. These rules specify the minimum amount of capital that must be available to support our clients’ open trading positions, including the amount of assets that FCStone, LLC must maintain in relatively liquid form, and are designed to measure general financial integrity and liquidity. Net capital and the related net capital requirement may fluctuate on a daily basis. FCStone, LLC currently maintains regulatory capital in excess of all applicable requirements. Compliance with minimum capital requirements may limit our operations if we cannot maintain the required levels of capital. Moreover, any change in these rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital we are required to maintain could restrict our ability to operate our business and adversely affect our operations.
INTL Trading is subject to the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934. These requirements are intended to ensure the financial integrity and liquidity of broker-dealers. They establish both minimum levels of capital and liquid assets. The net capital requirements prohibit the payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advances or loans to any stockholder, employee or affiliate, if such payment would reduce the broker-dealer’s net capital below required levels. The net capital requirements restrict the ability of INTL Trading to make distributions to the Company. They also restrict the ability of INTL Trading to expand its business beyond a certain point without the introduction of additional capital. As of September 30, 2011, INTL Trading’s net capital and excess net capital were in excess of all applicable requirements.
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
Risk Management Incorporated and Hencorp Futures are regulated by the CFTC and the NFA, and are both subject to a minimum capital requirement.
INTL FCStone (Europe) is regulated by the Financial Services Authority, the regulator of the financial services industry in the United Kingdom, and subject to a consolidated net capital requirement.
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
All of the subsidiaries of the Company are in compliance with all of their capital regulatory requirements as of September 30,

2011. Additional information on these net capital and minimum net capital requirements can be found within Note 15 of the Consolidated Financial Statements.
Segregated Customer Assets
FCStone, LLC maintains customer segregated deposits from its customers to margin their positions held with the Company. As such, it is subject to CFTC regulation 1.20, which specifies that such funds must be held in segregation and not commingled with the Company's own assets. FCStone, LLC maintains acknowledgment letters from each depository at which it maintains customer segregated deposits in which the depository acknowledges the nature of funds on deposit in the account. In addition, CFTC regulations require that a daily segregation calculation is performed which compares the assets held in customers segregated depositories ("segregated assets") to the Company's total segregated assets held on deposit from customers ("segregated liabilities"). The amount of customer segregated assets must be in excess of the segregated liabilities owed to customers and any shortfall in such assets must be immediately communicated to the CFTC. As of September 30, 2011, FCStone, LLC maintained $50.9 million in segregated assets in excess of its segregated liabilities.
In addition, FCStone, LLC is subject to CFTC regulation 1.25, which governs the acceptable investment of customer segregated assets. This regulation allows for the investment of customer segregated assets in readily marketable instruments including U.S. Treasury securities, municipal securities, government sponsored enterprise securities, certificates of deposit, commercial paper, corporate notes or bonds, general obligations of a sovereign nation, interest in money market mutual funds, and repurchase transactions with affiliated entities in otherwise allowable securities. FCStone, LLC predominately invests its customer segregated assets in U.S. Treasury bills and money market mutual funds, maintains no investment in the general obligations of a sovereign nation and does not engage in repurchase transactions with affiliated entities.
Foreign Operations
The Company operates in a number of foreign jurisdictions, including Canada, Ireland, the United Kingdom, Argentina, Brazil, Uruguay, Paraguay, Mexico, Nigeria, Dubai, China, Australia and Singapore. INTL has established wholly-owned subsidiaries in Mexico and Nigeria but does not have offices or employees in those countries.
FCStone Commodity Services (Europe) Ltd. is domiciled in Ireland and subject to regulation by the Financial Regulator of Ireland.
INTL FCStone (Europe) is domiciled in the United Kingdom, and subject to regulation by the United Kingdom Financial Services Authority.
INTL Trading, INTL FCStone (Europe) and INTL Commodities, Inc. each have branch offices in the United Kingdom. As a result, their activities are also subject to regulation by the United Kingdom Financial Services Authority.
In Argentina, the activities of INTL Gainvest and Compania Inversora Bursatil S.A. Sociedad de Bolsa (“CIBSA”) are subject to regulation by the Comision de Valores and Merval.
In Brazil, the activities of FCStone do Brasil are subject to regulation by BM&FBovespa.
The activities of INTL Commodities DMCC are subject to regulation by the Dubai Multi Commodities Centre.
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
Employees
As of September 30, 2011, we employed 904 people globally: 660 in the U.S., 4 in Canada, 56 in Argentina, 68 in Brazil, 10 in Uruguay, 46 in the United Kingdom, 7 in Ireland, 16 in Dubai, 20 in Singapore, 4 in China and 13 in Australia. None of our employees operate under a collective bargaining agreement, and we have not suffered any work stoppages or labor disputes. Many of our employees are subject to employment agreements, certain of which contain non-competition provisions.
Item 1A. Risk Factors

The Company faces a variety of risks that could adversely impact its financial condition and results of operations.
The risks faced by the Company include the following:
Our ability to achieve consistent profitability is subject to uncertainty due to the nature of our businesses and the markets in which we operate. During the fiscal year ended September 30, 2011 we recorded net income of $37.3 million, compared to net income of $5.4 million in 2010, which included a $7.0 million extraordinary loss related to purchase price adjustments and the correction of immaterial errors on the FCStone transaction, and net income of $27.6 million in 2009, which included an $18.5 million extraordinary gain related to the FCStone transaction in 2009.
Our revenues and operating results may fluctuate significantly in the future because of the following factors:

•	Market conditions, such as price levels and volatility in the securities, commodities and foreign exchange markets in which we operate;

•	Changes in the volume of our market making and trading activities;

•	Changes in the value of our financial instruments, currency and commodities positions and our ability to manage related risks;

•	The level and volatility of interest rates;

•	The availability and cost of funding and capital;

•	Our ability to manage personnel, overhead and other expenses;

•	Changes in execution and clearing fees;

•	The addition or loss of sales or trading professionals;

•	Changes in legal and regulatory requirements; and

•	General economic and political conditions.
Although we are continuing our efforts to diversify the sources of our revenues, it is likely that our revenues and operating results will continue to fluctuate substantially in the future and such fluctuations could result in losses. These losses could have a material adverse effect on our business, financial condition and operating results.
The manner in which we account for our commodities inventory and forward commitments may increase the volatility of our reported earnings. Our net income is subject to volatility due to the manner in which we report our commodities inventory. This inventory is stated at the lower of cost or fair value. The Company generally mitigates the price risk associated with its commodities inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under U.S. GAAP. In such situations, any unrealized gains in inventory are not recognized under U.S. GAAP, but unrealized gains and losses in related derivative positions are recognized under U.S. GAAP. Additionally, in certain circumstances, U.S. GAAP does not require us to reflect changes in estimated values of forward commitments to purchase and sell commodities. The forward commitments to purchase and sell commodities, which the Company does not reflect within the consolidated balance sheets, qualify for the normal purchases and sales exception in the Derivatives and Hedging Topic of the ASC. As a result, the Company’s reported earnings from this business segment are subject to greater volatility than the earnings from our other business segments.
Our indebtedness could adversely affect our financial conditions. As of September 30, 2011, our total consolidated indebtedness to lenders was $77.4 million, and we expect to increase our indebtedness in the future as we continue to expand our business. Our indebtedness could have important consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•
requiring that a portion of our cash flow from operations be used for the payment of interest on our debt, thereby reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the securities industry; and

•	restricting our ability to pay dividends or make other payments.
We may be able to incur additional indebtedness in the future, including secured indebtedness. If new indebtedness is added to our current indebtedness levels, the related risks that we now face could intensify.
Committed credit facilities currently available to the Company might not be renewed. We currently have four committed credit facilities under which we may borrow up to $375.0 million, consisting of:

•	a $140.0 million facility available to our wholly owned subsidiary, INTL Commodities, for its commodities trading activities, committed until September 20, 2012.

•	a $75.0 million facility available to our wholly owned subsidiary, FCStone, LLC, for short-term funding of margin to commodity exchanges, committed until June 18, 2012.

•	an $85.0 million facility available to the Company and INTL Global Currencies, for general working capital requirements, committed until October 1, 2013.

•	a $75.0 million committed facility available to our wholly owned subsidiary, FCStone Financial, for financing commodity repurchase agreements, committed until October 9, 2012.
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
The failure of the Company to successfully integrate the operations of businesses acquired by the Company in the last twenty-four months could have a material adverse effect on the Company’s business, financial condition and operating results. Since September 30, 2009, the Company has acquired several businesses, including FCStone, the RMI Companies, the Hanley Companies, Provident, Hencorp Futures and Ambrian. We will need to meet significant challenges to realize the expected benefits and synergies of these acquisitions. These challenges include:

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
The success of our market-making activities depends on:

•	the price volatility of specific financial instruments, currencies and commodities,

•	our ability to attract order flow;

•	the skill of our personnel;

•	the availability of capital; and

•	general market conditions.
To attract market-trading, market-making and trading business, we must be competitive in:

•	providing enhanced liquidity to our customers;

•	the efficiency of our order execution;

•	the sophistication of our trading technology; and

•	the quality of our customer service.
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
The global financial crisis that started in 2008 has heightened many of the risks to which the Company is exposed. These risks have been further exacerbated by the current sovereign debt crises in Europe. The financial crisis that started in 2008 has increased many of the risks that accompany the Company’s business, including the risk of counterparty failure, the inability to obtain necessary financing and the absence of liquid markets. During 2011, these risks were increased due to the sovereign debt crisis in Europe. Although the Company does not directly hold any European sovereign debt, many of the Company's customers and counterparties hold positions in these instruments. If the crisis were to continue, the Company would be subject to enhanced risk of counterparty failure, as well as related problems arising from a lack of liquidity in the Company's markets. The continuation of the crisis may affect other aspects of the Company’s businesses for a variety of reasons. A general decrease in worldwide economic activity could reduce demand for Company’s equity market making and foreign exchange business, as well as volumes in our Commodity & Risk Management Services and Clearing and Execution Services segments. Substantial changes in commodities prices may affect the levels of business in the precious and base metals product lines.
On October 31, 2011 MF Global Holdings Ltd. ("MF Global"), the parent company of the jointly registered futures commission merchant and broker-dealer, MF Global Inc., filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. At that time, MF Global Inc. notified the CFTC of potential deficiencies in customer segregated futures accounts held at MF Global Inc. We are unable to predict the effect the bankruptcy of MF Global and the potential deficiency in customer segregated futures accounts will have on both the exchange traded and OTC derivative markets in which we operate. It is possible that these developments will result in increased governmental regulation and a decrease in customer confidence in safeguards in place over segregated exchange traded deposits, which could have a material adverse effect on our operating results. The ultimate effect of the crisis on the Company’s liquidity, financial condition and capital resources is unknown.
We may have difficulty managing our growth. Since October 1, 2006, we have experienced significant growth in our business. Our operating revenues grew from $45.7 million in the 2007 fiscal year to $423.2 million in 2011. The acquisition of additional businesses since September 30, 2009 is expected to increase operating revenues in 2012.
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
We are exposed to the credit risk of our customers and counterparties and their failure to meet their financial obligations could adversely affect our business. We have substantial credit risk in both our securities and commodities businesses. As a market-maker of OTC and listed securities, the majority of our securities transactions are conducted as principal with broker-dealer counterparties located in the U.S. We clear our securities transactions through an unaffiliated clearing broker. Substantially all of our equity and debt securities are held by this clearing broker. Our clearing broker has the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations.
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
With OTC derivative transactions we act as a principal, which exposes us to both the credit risk of our customers and the counterparties with which we offset the customer’s position. As with exchange traded transactions, our OTC transactions require that we meet initial and variation margin payments on behalf of our customers before we receive the required payment from our customers. In addition, with OTC transactions, there is a risk that a counterparty will fail to meet its obligations when due. We would then be exposed to the risk that a settlement of a transaction which is due a customer will not be collected from the respective counterparty with which the transaction was offset. Customers and counterparties that owe us money, securities or other assets may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons.
In this regard, during its fiscal year ended August 31, 2009, FCStone Group, Inc. recognized $119.8 million in bad debt expense as a result of defaults by customer counterparties. Although the Company has adopted additional procedures that are designed to reduce the likelihood and magnitude of such credit losses, they are an inherent component of the business conducted by the Company, and the Company will continue to be subject to the risk of such losses.
We are responsible for self-clearing our foreign exchange and precious and base metals commodities trading activities and, in addition, take principal risk to counterparties and customers in these activities. Any metals or other physical commodities positions are held by third party custodians. In this regard, during our fiscal years ended September 30, 2011 and 2010, we recognized $5.6 million and $2.5 million, respectively, in bad debt expense as a result of defaults by customer counterparties to whom we had consigned gold. Although the Company has adopted additional procedures that are designed to reduce the likelihood and magnitude of such credit losses, the possibility of such losses is an inherent component of the business conducted by the Company, and the Company will continue to be subject to the risk of such losses.
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
Our net operating revenues may decrease due to changes in market volume, prices or liquidity. Declines in the volume of securities, commodities and foreign exchange transactions and in market liquidity generally may result in lower revenues from market-making and trading activities. Changes in price levels of securities and commodities and foreign exchange rates also may result in reduced trading activity and reduce our revenues from market-making transactions. Changed price levels also can result in losses from changes in the fair value of securities and commodities held in inventory. Sudden sharp changes in fair values of securities and commodities can result in:

•	illiquid markets;

•	fair value losses arising from positions held by the Company;

•	the failure of buyers and sellers of securities and commodities to fulfill their settlement obligations,

•	redemptions from funds managed in our asset management business segment and consequent reductions in management fees;

•	reductions in accrued performance fees in our asset management business segment; and

•	increases in claims and litigation.
Any change in market volume, price or liquidity or any other of these factors could have a material adverse effect on our business, financial condition and operating results.
Our net operating revenues may decrease due to changes in customer trading volumes which are dependent in large part on commodity prices and commodity price volatility. Customer trading volumes are largely driven by the degree of volatility—the magnitude and frequency of fluctuations—in prices of commodities. Higher volatility increases the need to hedge contractual price risk and creates opportunities for arbitrage trading. Energy and agricultural commodities markets have periodically experienced significant price volatility. In addition to price volatility, increases in commodity prices lead to increased trading volume. As prices of commodities have risen, especially energy prices, new participants have entered the markets to address their growing risk-management needs or to take advantage of greater trading opportunities. Sustained periods of stability in the prices of commodities or generally lower prices could result in lower trading volumes and, potentially, lower revenues. Lower volatility and lower volumes could lead to lower customer balances held on deposit, which in turn may reduce the amount of interest revenue based on these deposits.
Factors that are particularly likely to affect price volatility and price levels of commodities include:

•	supply and demand of commodities;

•	weather conditions affecting certain commodities;

•	national and international economic and political conditions;

•	perceived stability of commodities and financial markets;

•	the level and volatility of interest rates and inflation; and

•	financial strength of market participants.
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
Our net operating revenues may be impacted by diminished market activity due to adverse economic, political and market conditions. The amount of our revenues depends in part on the level of activity in the securities, foreign exchange and commodities markets in which we conduct business. The level of activity in these markets is directly affected by numerous national and international factors that are beyond our control, including:

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
Several of our product lines depend significantly on a limited group of customers. Based on management’s assessment of our business, we believe that a small number of our customers account for a significant portion of our revenues in several of the product lines of our businesses. These product lines include our equities market-making, metals trading and foreign exchange trading product lines. We are unable to measure the level of this concentration because our dealing activities do not permit us to quantify revenues generated by each customer. We expect a significant portion of the future demand for each of our market-making and trading services to remain concentrated within a limited number of customers. None of these customers is obligated contractually to use our market-making or trading services. Accordingly, these customers may direct their trading activities to other market-makers or traders at any time. The loss of or a significant reduction in demand for our services from any of these customers could have a material adverse effect on our business, financial condition and operating results.
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
From time to time, other companies in the financial sector have experienced losses of sales and trading professionals. The level of competition to attract these professionals is intense. It is possible that we will lose professionals due to increased competition or other factors in the future. The loss of a sales and trading professional, particularly a senior professional with broad industry expertise, could have a material adverse effect on our business, financial condition and operating results.
Computer systems failures, capacity constraints and breaches of security could increase our operating costs and cause us to lose clients. We are heavily dependent on the capacity and reliability of the computer and communications systems supporting our operations, whether owned and operated internally or by third parties. We receive and process a large portion of our trade orders through electronic means, such as through public and private communications networks. These computer and communications systems and networks are subject to performance degradation or failure from any number of reasons, including loss of power, acts of war or terrorism, human error, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism, customer error or misuse, lack of proper maintenance or monitoring and similar events. Our systems, or those of our third party providers, may fail or operate slowly, causing one or more of the following:

•	unanticipated disruptions in service to our clients;

•	slower response times;

•	delays in our clients’ trade execution;

•	failed settlement of trades;

•	decreased client satisfaction with our services;

•	incomplete, untimely or inaccurate accounting, recording, reporting or processing of trades;

•	financial losses;

•	litigation or other client claims; and

•	regulatory sanctions.
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
We are subject to extensive government regulation. The securities and commodities futures industries are subject to extensive regulation under federal, state and foreign laws. In addition, the SEC, the CFTC, FINRA, the NFA, the CME and other self-regulatory organizations, commonly referred to as SROs, state securities commissions, and foreign securities regulators require strict compliance with their respective rules and regulations. These regulatory bodies are responsible for safeguarding the integrity of the financial markets and protecting the interests of participants in those markets.
As participants in various financial markets, we may be subject to regulation concerning certain aspects of our business, including:

•	trade practices;

•	the way we deal with and solicit clients;

•	financial and reporting practices;

•	client identification and anti-money laundering requirements;

•	capital structure;

•	record retention; and

•	the conduct of our directors, officers and employees.
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
The regulatory environment in which we operate is subject to change, particularly in light of the October 31, 2011 bankruptcy filing of MF Global and its notification to the CFTC of potential deficiencies in customer segregated futures accounts. New or revised legislation or regulations, including the Dodd-Frank Act and any potential increased regulation over customer segregated deposits, imposed by the SEC, the CFTC, other United States or foreign governmental regulatory authorities, SROs or FINRA could have a material adverse effect on our business, financial condition and operating results. Changes in the interpretation or enforcement of existing laws and rules by these governmental authorities, SROs and FINRA could also have a material adverse effect on our business, financial condition and operating results. Failure to comply with current or future legislation or regulations that apply to our operations could subject us to fines, penalties, or material restrictions on our business in the future.
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
Due to the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we will incur significant additional operational and compliance costs, our revenues may be lower than in the past and our financial condition and results of operations may be adversely affected. The Dodd-Frank Act creates a comprehensive new regulatory regime governing the OTC and listed derivatives markets and their participants by requiring, among other things: centralized clearing of standardized derivatives (with certain stated exceptions); the trading of clearable derivatives on swap execution facilities or exchanges; and registration and comprehensive regulation of new categories of market participants as “swap dealers” and swap “introducing brokers.” The Dodd-Frank Act grants regulatory authorities such as the CFTC and the SEC broad rule-making authority to implement various provisions of the Dodd-Frank Act, including comprehensive regulation of the OTC derivatives market. It is unclear how these regulators will exercise these revised and expanded powers and whether they will undertake rule-making, supervisory or enforcement actions that would adversely affect us.
There will be significant costs to prepare for and comply with these on-going regulatory requirements. We will incur increased costs, including legal fees, personnel expenses and other costs associated with compliance with the Dodd-Frank Act. There will also be significant costs related to the development, operation and enhancement of our technology relating to trade execution, trade reporting, surveillance, record keeping and data reporting obligations, compliance and back-up and disaster recovery plans designed to meet the requirements of the regulators.
Changes that will likely be required in our OTC and clearing businesses may adversely impact our results of operations. Following the adoption of the Dodd-Frank Act and related rules the markets for cleared and non-cleared swaps may be less robust, there may be less volume and liquidity in these markets and there may be less demand for our services. Certain banks and other institutions will be limited in their conduct of proprietary trading and will be further limited or prohibited from trading in certain derivatives. The new rules, including the restrictions on the trading activities for certain banks and large institutions, could materially impact transaction volumes and liquidity in these markets and our revenues would be adversely impacted as a result.
Changes that will likely be required in our OTC and clearing businesses may also adversely impact our cash flows and financial condition. Registration will impose substantial new requirements upon these entities including, among other things, capital and margin requirements and business conduct standards. Increased regulatory oversight could also impose administrative burdens on us related to, among other things, responding to regulatory examinations or investigations. Based upon regulations proposed to date, we anticipate that one or more of our subsidiaries may be subject to registration under the Dodd-Frank Act. These initiatives and legislation may not only affect us but also certain of our customers and counterparties.
Additionally, the Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.
Although the original date set for completion of final rules was mid-July 2011, the CFTC has announced that it will phase in its new rules through June 30, 2012. Many provisions of the Dodd-Frank Act have not yet been implemented and will require interpretation and additional rule making by federal regulators. We are closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on us cannot currently be determined, the law and its implementing rules and regulations are likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on our operations, all of which may have a material adverse effect on our operating results and financial condition.
We are subject to net capital requirements. The SEC, FINRA and various other regulatory agencies require our broker-dealer subsidiaries, INTL Trading, Inc. and FCC Investments, Inc. to maintain specific levels of net capital. Failure to maintain the required net capital may subject these subsidiaries to suspension or revocation of registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies.
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
We are subject to margin funding requirements on short notice. Our business involves establishment and carrying of substantial open positions for customers on futures exchanges and in the OTC derivatives markets. We are required to post and maintain margin or credit support for these positions. Although we collect margin or other deposits from our customers for these positions, significant adverse price movements can occur which will require us to post margin or other deposits on short notice, whether or not we are able to collect additional margin or credit support from our customers. We maintain borrowing facilities for the purpose of funding margin and credit support and have systems to endeavor to collect margin and other deposits from customers on a same-day basis, there can be no assurance that these facilities and systems will be adequate to eliminate the risk of margin calls in the event of severe adverse price movements affecting open positions of our customers. Generally, if a customer is unable to meet its margin call, we promptly liquidate the customer’s account. However, there can be no assurance that in each case the liquidation of the account will not result in a loss to us or that liquidation will be feasible, given market conditions, size of the account and tenor of the positions.
Low short-term interest rates negatively impact our profitability. The level of prevailing short-term interest rates affects our profitability because a portion of our revenue is derived from interest earned from the investment of funds deposited with us by our customers. As of September 30, 2011, we had $1.5 billion in customer segregated assets, which are generally invested in short-term treasury securities and money market funds. Our financial performance generally benefits from rising interest rates. Higher interest rates increase the amount of interest income earned from these customer deposits. If short-term interest rates remain low or continue to fall, our revenues derived from interest will decline which would negatively impact our profitability.
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
For a further discussion of litigation risks, see Item 3—Legal Proceedings below and Note 14 - Commitments and Contingencies in the Consolidated Financial Statements.
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
We are subject to intense competition. We derive a significant portion of our revenues from market-making and trading activities involving securities and commodities. The market for these services, particularly market-making services through electronic communications gateways, is rapidly evolving and intensely competitive. We expect competition to continue and intensify in the future. We compete primarily with wholesale, national, and regional broker-dealers and FCMs, as well as electronic communications networks. We compete primarily on the basis of our expertise and quality of service.
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
A number of our competitors have significantly greater financial, technical, marketing and other resources than we have. Some of them may:

•	offer alternative forms of financial intermediation as a result of superior technology and greater availability of information;

•	offer a wider range of services and products than we offer;

•	be larger and better capitalized;

•	have greater name recognition; and

•	have more extensive customer bases.
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
Our business could be adversely affected if we are unable to retain our existing customers or attract new customers. The success of our business depends, in part, on our ability to maintain and increase our customer base. Customers in our market are sensitive to, among other things, the costs of using our services, the quality of the services we offer, the speed and reliability of order execution and the breadth of our service offerings and the products and markets to which we offer access. We may not be able to continue to offer the pricing, service, speed and reliability of order execution or the service, product and market breadth that customers desire. In addition, once our risk management consulting customers have become better educated with regard to sources of risk and the tools available to facilitate the management of this risk and we have provided them with recommended hedging strategies, they may no longer continue paying monthly fees for these services. In addition, the bankruptcy filing of MF Global and its disclosure of a potential deficiency in customer segregated futures accounts may negatively affect the perception of our industry and our ability to retain existing customers or attract new customers. Furthermore, our existing customers, including IRMP customers, are not generally obligated to use our services and can switch providers of clearing and execution services or decrease their trading activity conducted through us at any time. As a result, we may fail to retain existing customers or be unable to attract new customers. Our failure to maintain or attract customers could have a material adverse effect on our business, financial condition and operating results.
We rely on relationships with introducing brokers for obtaining some of our customers. The failure to maintain these relationships could adversely affect our business. We have relationships with introducing brokers who assist us in establishing new customer relationships and provide marketing and customer service functions for some of our customers. These introducing brokers receive compensation for introducing customers to us. Many of our relationships with introducing brokers are non-exclusive or may be canceled on relatively short notice. In addition, our introducing brokers have no obligation to provide new customer relationships or minimum levels of transaction volume. Our failure to maintain these relationships with these introducing brokers or the failure of these introducing brokers to establish and maintain customer relationships would result in a loss of revenues, which could adversely affect our business.

Certain provisions of Delaware law and our charter may adversely affect the rights of holders of our common stock and make a takeover of us more difficult. We are organized under the laws of the State of Delaware. Certain provisions of Delaware law may have the effect of delaying or preventing a change in control. In addition, certain provisions of our certificate of incorporation may have anti-takeover effects and may delay, defer or prevent a takeover attempt that a stockholder might consider in its best interest. Our certificate provides for a staggered board, so that it would take three successive annual meetings to replace the entire board of directors. Our certificate of incorporation authorizes the board to determine the terms of our unissued series of preferred stock and to fix the number of shares of any series of preferred stock without any vote or action by our stockholders. As a result, the board can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. In addition, the issuance of preferred stock may have the effect of delaying or preventing a change of control, because the rights given to the holders of a series of preferred stock may prohibit a merger, reorganization, sale, liquidation or other extraordinary corporate transaction.
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
Our international operations involve special challenges that we may not be able to meet, which could adversely affect our financial results. We engage in a significant amount of business with customers in the international markets. Certain additional risks are inherent in doing business in international markets, particularly in a regulated industry. These risks include:

•	the inability to manage and coordinate the various regulatory requirements of multiple jurisdictions that are constantly evolving and subject to unexpected change;

•	tariffs and other trade barriers;

•	difficulties in recruiting and retaining personnel, and managing international operations;

•	difficulties of debt collection in foreign jurisdictions;

•	potentially adverse tax consequences; and

•	reduced protection for intellectual property rights.
Our operations are subject to the political, legal and economic risks associated with politically unstable and less developed regions of the world, including the risk of war and other international conflicts and actions by governmental authorities, insurgent groups, terrorists and others. Specifically, we conduct business in countries whose currencies may be unstable. Future instability in such currencies or the imposition of governmental or regulatory restrictions on such currencies could impede our foreign exchange business and our ability to collect on collateral held in such currencies.
Our operations are required to comply with the laws and regulations of foreign governmental and regulatory authorities of each country in which we conduct business. These may include laws, rules and regulations, including registration requirements. Our compliance with these laws and regulations may be difficult and time consuming and may require significant expenditures and personnel requirements, and our failure to be in compliance would subject us to legal and regulatory liabilities. We have customers in numerous countries around the world in which we are not registered. As a result, we may become subject to the regulatory requirements of those countries. We may also experience difficulty in managing our international operations because of, among other things, competitive conditions overseas, established domestic markets, language and cultural differences and economic or political instability. Any of these factors could have a material adverse effect on the success of our international operations or limit our ability to grow our international operations and, consequently, on our business, financial condition and operating results.
If we are unable to manage any of these risks effectively, our business could be adversely affected.
Item 2. Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2011 that remain unresolved.
Item 2. Properties
The Company maintains offices in New York, New York; Winter Park, Florida; West Des Moines, Iowa; Chicago, Illinois; Kansas City, Missouri; St. Louis, Missouri; Omaha, Nebraska; Minneapolis, Minnesota; Bloomington, Illinois; Miami, Florida; New Smyrna Beach, Florida; Indianapolis, Indiana; Spirit Lake, Iowa; Bowling Green, Ohio; Nashville, Tennessee; Castle Rock, Colorado; Topeka, Kansas; Winnipeg, Canada; Buenos Aires, Argentina; Campinas, Brazil; Sao Paulo, Brazil; Maringa, Brazil; Porto Alegre, Brazil; Asuncion, Paraguay; Montevideo, Uruguay; London, United Kingdom; Dublin, Ireland; Dubai, United Arab Emirates; Singapore, Singapore; Beijing and Shanghai, China; and Sydney, Australia.
All of our offices and other principal business properties are leased, except for the space in Buenos Aires, which we own. We believe that our leased and owned facilities are adequate to meet anticipated requirements for our current lines of business.
Item 3. Legal Proceedings
Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, our legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.
If the assessment of a contingency indicates that it is probable that a material loss had been incurred at the date of the financial statements and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Neither accrual nor disclosure is required for loss contingencies that are deemed remote. We accrue legal fees related to contingent liabilities as they are incurred.
In addition to the matters discussed below, from time to time and in the ordinary course of business, we are involved in various legal actions and proceedings, including tort claims, contractual disputes, employment matters, workers' compensation claims and collections. We carry insurance that provides protection against certain types of claims, up to the policy limits of our insurance. During the year ended September 30, 2011, loss contingency accruals, not having a material impact on the consolidated financial statements, have been recorded.  In the opinion of management, possible exposure in these matters in excess of the amounts accrued, is not material to the Company's earnings, financial position, or liquidity.
The following is a summary of significant legal matters involving the Company.
Securities Litigation
FCStone and certain officers of FCStone were named as defendants in an action filed in the United States District Court for the Western District of Missouri on July 15, 2008. A consolidated amended complaint ("CAC") was subsequently filed on September 25, 2009. As alleged in the CAC, the action purports to be brought as a class action on behalf of purchasers of FCStone common stock between November 15, 2007 and February 24, 2009. The CAC seeks to hold defendants liable under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and concerns disclosures included in FCStone's fiscal year 2008 public filings. Specifically, the CAC relates to FCStone's public disclosures regarding an interest rate hedge, a bad debt expense arising from unprecedented events in the cotton trading market, and certain disclosures beginning on November 3, 2008 related to losses it expected to incur arising primarily from a customer energy trading account. FCStone and the named officers moved to dismiss the action. Although the Court denied that motion on November 16, 2010, it limited the action to the public disclosures made on November 3, 2008 and November 4, 2008 related to the energy trading account. As a result of the Court's order and lead plaintiffs' decision not to amend their complaint, the lead plaintiffs lost standing to prosecute the action because they were not shareholders at the relevant time. Counsel for lead plaintiffs have since added named plaintiffs who purport to possess standing. Motion practice with respect to class certification is currently pending before the Court pursuant to which plaintiffs seek to certify a class on behalf of purchasers of FCStone stock between April 14, 2008 and February 24, 2009. The Company and the FCStone defendants continue to believe the action is meritless, and intend to defend the action vigorously.
In August, 2008, a shareholder derivative action was filed against FCStone and certain directors of FCStone in the Circuit Court of Platte County, Missouri, alleging breaches of fiduciary duties, waste of corporate assets and unjust enrichment. An amended complaint was subsequently filed in May, 2009 to add claims based upon the losses sustained by FCStone arising out of a customer's energy trading account. On July 7, 2009, the same plaintiff filed a motion for leave to amend the existing case to add a purported class action claim on behalf of the holders of FCStone common stock.
On July 8, 2009, a purported shareholder class action complaint was filed against FCStone and its directors, as well as the Company in the Circuit Court of Clay County, Missouri. The complaint alleged that FCStone and its directors breached their fiduciary duties by failing to maximize stockholder value in connection with the contemplated acquisition of FCStone by the Company. This complaint was subsequently consolidated with the complaint filed in the Circuit Court of Platte County, Missouri. The plaintiffs subsequently filed an amended consolidated complaint which does not assert any claims against the Company. This complaint purports to be filed derivatively on FCStone and the Company's behalf and against certain of FCStone's current and former directors and officers and directly against the same individuals. The Company, FCStone, and the defendants filed motions to dismiss on multiple grounds. That motion is fully briefed and pending decision.
The staff of the Fort Worth Regional Office of the SEC is conducting a formal investigation of FCStone's disclosures and accounting for losses associated with the energy trading account, which occurred prior to the Company's acquisition of FCStone on September 30, 2009. During the quarters ended March 31, 2011 and June 30, 2011, certain employees of the Company testified before the SEC in connection with this investigation. The Company is cooperating fully with the SEC staff in its investigation, but cannot predict the scope, duration or outcome of the matter, including monetary penalties or fines, if any.
The Company has also received a request from the CFTC for certain information relating to the energy trading account matter. The Company is cooperating fully with the staff of the CFTC, and cannot predict the scope, duration or outcome of the CFTC's review, including monetary penalties or fines, if any.
On February 24, 2011, the Company's Board of Directors formed a special committee to conduct an independent investigation of FCStone's disclosures and accounting for losses associated with the energy trading account. The Company's Board of Directors determined that it would be appropriate and consistent with its governance and oversight responsibilities to form the special committee to investigate these matters as they pertain to the private litigation and the SEC investigation described above. The special committee, which is comprised solely of independent directors of the Company who were not formerly directors of FCStone, retained an independent law firm to represent and assist it in its investigation.
Convertible Note Holder Litigation
In November, 2009, an investor holding $3.7 million in principal amount of the Company’s senior subordinated convertible notes due 2011 (the “Notes”), Portside Growth and Opportunity Fund (“Portside”), managed by Ramius LLC, served a notice of motion for summary judgment on the Company, claiming that the FCStone transaction resulted in a change of control as defined in the Notes; and that, as a result, the Company should have afforded Portside the opportunity to have the Notes redeemed at a 15% premium. Portside also claimed default interest at the rate of 15% per annum established in the Notes. Portside’s motion was denied in March, 2010. Portside filed an amended complaint in April, 2010. The remaining three holders of the Notes, Highbridge International LLC ("Highbridge"), LBI Group Inc. and Iroquois Master Fund Ltd. ("Iroquois"), holding Notes in an aggregate amount of $13.0 million, filed a similar lawsuit on the Company on October 20, 2010.
On December 14, 2010, Portside delivered a Conversion Notice to the Company in compliance with the terms of the relevant agreement. The full remaining principal amount and accrued interest converted into 173,966 shares of common stock of the Company. Portside filed a notice of discontinuance thereafter.
On April 21, 2011, the Company's motion to dismiss the investors' lawsuit was denied. Prior to April 21, 2011, one of the investors, Iroquois, converted $3.0 million of its $4.0 million investment in principal amount of the Notes, and accrued interest, into 139,136 shares of common stock of the Company. On April 25, 2011, Iroquois converted the remaining $1.0 million of its original $4.0 million investment in the Notes into 46,133 shares of common stock of the Company.
During July, 2011, LBI Group Inc. sold its entire $5.0 million investment in principal amount of the Notes to Leucadia National Corporation (the holder of approximately 8% of the outstanding common stock of the Company), filed a stipulation of discontinuance in the aforementioned lawsuit and released the Company from any further claims in connection with its prior investment in the Notes.
During September, 2011, Highbridge and Leucadia National Corporation converted the remaining $9.0 million of the Notes, and accrued interest, into 419,468 shares of common stock of the Company.
Highbridge and Iroquois, each a holder of $4.0 million in principal amount of the Notes as of September 30, 2009, persist in their claim against the Company. The Company intends to defend the claim vigorously. The matter is expected to go to trial during the summer of 2012.
Sentinel Litigation
In August 2008, the bankruptcy trustee of Sentinel Management Group, Inc. ("Sentinel") filed adversary proceedings against one of the Company's subsidiaries, FCStone, LLC, and a number of other FCMs in the Bankruptcy Court, subsequently reassigned within the United States District Court, for the Northern District of Illinois seeking avoidance of alleged transfers or withdrawals of funds received by the Company and other FCMs within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions and disallowance of the proof of claim filed by FCStone, LLC. The trustee seeks recovery of pre- and post-petition transfers totaling approximately $15.5 million and, in April 2009, filed an amended complaint adding a claim for unjust enrichment. FCStone, LLC answered the complaints and all parties entered into the discovery phase of the litigation. On January 21, 2011 the bankruptcy trustee of Sentinel filed a motion for summary judgment against FCStone, LLC on various counts in the adversary proceedings filed in August 2008 against FCStone, LLC and a number of other FCMs. The motion has since been fully briefed, and is pending before the court awaiting decision. FCStone, LLC intends to defend the matter vigorously, and to coordinate its defense with the other FCMs.

Item 4. [Removed and Reserved]
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol ‘INTL’. The Company’s stock trades on the NASDAQ Global Market. As of September 30, 2011, there were approximately 250 registered holders of record of the Company’s common stock. The high and low sales prices per share of the Company’s common stock for each full quarterly period during fiscal 2011 and 2010 were as follows:

		Price Range
		High	Low
2011:
	Fourth Quarter	$25.48	$20.02
	Third Quarter	$27.25	$22.92
	Second Quarter	$26.36	$23.12
	First Quarter	$24.77	$17.84
2010:
	Fourth Quarter	$18.91	$15.54
	Third Quarter	$16.96	$14.90
	Second Quarter	$17.25	$14.20
	First Quarter	$19.97	$14.03

Value over 5 years of $100 invested on September 30, 2006 in each of the company's stock ("INTL"), S&P 500 Index and AMEX Securities Broker/Dealer Index
140
120
100
80
60
40
20
-
2006
2007
2008
2009
2010
2011
100
114
103
110
100
101
87
79
85
89
71
78
85
55
52
45
35
INTL
S&P 500 Index
AMEX Securities Broker/Dealer Index

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
On August 12, 2011, the Company’s Board of Directors authorized the repurchase of up to one million shares of the Company’s outstanding common stock from time to time in open market purchases and private transactions as permitted by securities laws. The Company's common stock repurchase program activity for the three months ended September 30, 2011 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program (in thousands)
July 1, 2011 to July 31, 2011	—	$—	—	—
August 1, 2011 to August 31, 2011	—	—	—	1,000.0
September 1, 2011 to September 30, 2011	300	20.03	300	999.7
Total	300	$20.03	300
Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of our Annual Report on Form 10-K.

Item 6. Selected Financial Data
The following selected financial and operating data are derived from our consolidated financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 and our Consolidated Financial Statements included in Item 8. The consolidated income statement data for 2010 and 2011 reflects the results of FCStone, which was acquired on September 30, 2009. The consolidated income statement data for 2007 through 2009 does not include the historical results of FCStone. The selected consolidated balance sheet information as of September 30, 2011, 2010 and 2009 reflect the financial condition of INTL after the FCStone transaction. The selected consolidated balance sheet information as of September 30, 2008 and 2007 does not include the financial condition of FCStone.
Selected Summary Financial Information (U.S. GAAP)

	Year Ended September 30,
(in millions, except share and per share amounts)	2011	2010	2009	2008	2007
Operating revenues	$423.2	$269.0	$90.6	$114.9	$45.7
Interest expense	11.3	9.9	8.0	11.2	9.3
Non-interest expenses:
Compensation and benefits	176.6	104.2	40.2	35.6	28.5
Clearing and related expenses	77.4	68.2	16.0	13.1	11.2
Introducing broker commissions	24.0	18.9	—	—	—
Other	74.4	49.9	13.1	12.7	6.9
Income (loss) from continuing operations, before tax	59.5	17.9	13.3	42.3	(10.2)
Income tax expense (benefit)	22.5	6.4	2.6	16.2	(3.4)
Income (loss) from discontinued operations, net of tax	0.2	0.6	(1.1)	1.0	1.7
Income (loss) before extraordinary (loss) income	37.2	12.1	9.6	27.1	(5.1)
Extraordinary (loss) income	—	(7.0)	18.5	—	—
Net income (loss)	37.2	5.1	28.1	27.1	(5.1)
Add: Net loss (income) attributable to noncontrolling interests	0.1	0.3	(0.5)	0.7	0.6
Net income (loss) attributable to INTL FCStone Inc. common stockholders	$37.3	$5.4	$27.6	$27.8	$(4.5)
Earnings (loss) per share:
Basic	$2.07	$0.31	$3.11	$3.30	$(0.56)
Diluted	$1.96	$0.30	$2.80	$2.95	$(0.56)
Number of shares:
Basic	17,618,085	17,306,019	8,895,697	8,434,976	8,086,837
Diluted	18,567,454	17,883,233	10,182,586	9,901,706	8,086,837
Selected Balance Sheet Information:
Total assets	$2,635.7	$2,021.7	$1,555.7	$438.0	$361.2
Convertible notes	$—	$16.7	$16.7	$16.8	$24.9
Stockholders' equity	$296.3	$241.3	$238.8	$74.8	$35.6

Adjusted Non-GAAP Financial Information (Unaudited)

	Year Ended September 30,
(in millions, except Employees)	2011	2010	2009	2008	2007
U.S. GAAP Data:
Operating revenues	$423.2	$269.0	$90.6	$114.9	$45.7
Income from continuing operations, before tax	$59.5	$17.9	$13.3	$42.3	$(10.2)
Net income (loss) attributable to INTL FCStone Inc. common stockholders (a)	$37.3	$5.4	$27.6	$27.8	$(4.5)
Stockholders' equity (a)	$296.3	$241.3	$238.8	$74.8	$35.6
Adjusted Non-GAAP Data (Unaudited):
Data adjusted (on a marked-to-market basis):
Operating revenues as stated above	$423.2	$269.0	$90.6	$114.9	$45.7
Marked-to-market adjustment (non-GAAP)	(8.4)	6.0	6.9	(26.9)	23.4
Adjusted operating revenues, marked-to-market (non-GAAP)	$414.8	$275.0	$97.5	$88.0	$69.1
Income from continuing operations, before tax, as stated above	$59.5	$17.9	$13.3	$42.3	$(10.2)
Marked-to-market adjustment (non-GAAP)	(8.4)	6.0	6.9	(26.9)	23.4
Adjusted income from continuing operations, before tax (non-GAAP)	$51.1	$23.9	$20.2	$15.4	$13.2
Net income attributable to INTL FCStone Inc. common stockholders, as stated above	$37.3	$5.4	$27.6	$27.8	$(4.5)
Marked-to-market adjustment (non-GAAP)	(8.4)	6.0	6.9	(26.9)	23.4
Tax effect at blended rate of 37.5%	3.2	(2.3)	(2.5)	10.1	(8.8)
Adjusted net income attributable to INTL FCStone Inc. common stockholders (non-GAAP)	$32.1	$9.1	$32.0	$11.0	$10.1
Stockholders' equity, as stated above	$296.3	$241.3	$238.8	$74.8	$35.6
Cumulative marked-to-market adjustment (non-GAAP)	8.6	17.0	11.0	4.1	31.0
Tax effect at blended rate of 37.5%	(3.2)	(6.4)	(4.1)	(1.6)	(11.7)
Adjusted stockholders' equity (non-GAAP)	$301.7	$251.9	$245.7	$77.3	$54.9
Return on average adjusted stockholders' equity (non-GAAP)(b)	11.6%	6.5%	16.0%	16.6%	21.6%
Other Data:
Employees (c)	904	729	625	195	170
Compensation and benefits as a percentage of adjusted operating revenues	42.6%	37.9%	41.2%	40.5%	41.2%

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
As discussed in previous filings and elsewhere in this Form 10-K, U.S. GAAP requires the Company to carry derivatives at fair value but physical commodities inventory at the lower of cost or fair value. These requirements may have a significant temporary impact on our reported earnings. Under U.S. GAAP, gains and losses on commodities inventory and derivatives which the Company intends to be offsetting are often recognized in different periods. Additionally, in certain circumstances, U.S. GAAP does not require us to reflect changes in estimated values of forward commitments to purchase and sell commodities. In such circumstances, the forward commitments to purchase and sell commodities, which the Company does not reflect within the consolidated balance sheets, qualify for the normal purchases and sales exception in the Derivatives and Hedging Topic of the ASC.
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
Overview
INTL FCStone Inc. and its consolidated subsidiaries (“we” or the “Company”) form a financial services group employing 904 people in offices in twelve countries. The Company’s services include comprehensive risk management advisory services for commercial customers; execution of listed futures and options on futures contracts on all major commodity exchanges; the sale of structured over-the-counter (“OTC”) products in a wide range of commodities; physical trading and hedging of precious and base metals and select other commodities; trading of more than 130 foreign currencies; market-making in international equities; and debt origination and asset management.
The Company provides these services to a diverse group of more than 20,000 customers located in more than 100 countries, including producers, processors and end-users of nearly all widely-traded physical commodities; commercial counterparties who are end-users of our products and services; governmental and non-governmental organizations; and commercial banks, brokers, institutional investors and major investment banks.
As discussed in Item 6 - Selected Financial Data, U.S. GAAP requires the Company to carry derivatives at fair value but physical commodities inventory at the lower of cost or fair value. These requirements may have a significant temporary impact on our reported earnings. Under U.S. GAAP, gains and losses on commodities inventory and derivatives which the Company intends to be offsetting are often recognized in different periods. Additionally, in certain circumstances, U.S. GAAP does not require us to reflect changes in estimated values of forward commitments to purchase and sell commodities. For these reasons, management primarily assesses the Company’s operating results on a marked-to-market basis. Management relies on these adjusted operating results to evaluate the performance of the Company’s commodities business segment and its personnel, as well as the overall Company. Additionally, the Company focuses on mitigating exposure to market risk, ensuring adequate liquidity to maintain daily operations and making non-interest expenses variable, to the greatest extent possible.
Fiscal 2011 Highlights

•	Record operating and adjusted operating revenues of $423.2 million and $414.8 million, respectively.

•	Fiscal year 2011 average customer segregated assets on deposit of $1.8 billion, a 61% increase over fiscal year 2010.

•	Successful completion and integration of the acquisitions of Hencorp Futures, Ambrian Commodities Limited and certain assets of Hudson Capital Energy, LLC.

•	Secured London Metals Exchange Category Two membership.

•	Opened new offices in Shangai, China; Asuncion, Paraguay; Maringa, Brazil; and Porto Alegre, Brazil.

•	Fiscal 2011 OTC contract volumes increased 126%, from fiscal 2010.

•
In October 2010, completed the replacement of a one year, $75.0 million syndicated committed loan facility, with a $75.0 million three year syndicated committed loan facility, which was subsequently increased to $85.0 million in September 2011.

Recent Events Affecting the Financial Services Industry
On October 31, 2011, MF Global Holdings Ltd. ("MF Global"), the parent company of the jointly registered futures commission merchant and broker-dealer, MF Global Inc., filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company has no material exposure to MF Global. The Company has two wholly owned subsidiaries which introduced customers to MF Global Inc. Following the bankruptcy filing, the CME Group Inc. selected FCStone, LLC as one of five FCM's chosen to transfer blocks of MF Global customers to. During this process, FCStone, LLC has opened accounts for the customers of these introducing brokers and completed the transfer of their positions. In conjunction with the block transfer and during the subsequent period, the Company has opened over 2,300 new accounts for former MF Global customers.
In addition, on November 25, 2011, the Company arranged with the trustee of MF Global's UK operations to acquire the Metals Division of MF Global UK Limited (in special administration). As part of the arrangement, the Company has received assignment of customer accounts and customer account documentation. Additionally, the Company has hired more than 50 professional staff based in London, New York, Hong Kong and Sydney from MF Global's metals trading business based in London. The Company anticipates that a substantial number of the customers of this metals trading business, which serves institutional investors and financial services firms in the Americas, Europe, and the Asia-Pacific region, will elect to become active trading customers of the Company. As part of this transaction, INTL FCStone (Europe) has received approval from the London Metals Exchange ("LME") to upgrade its LME Category Two membership to a LME Category One ring dealing membership.
At the time of MF Global bankruptcy filing, it notified the CFTC of potential deficiencies in customer segregated futures accounts held at MF Global Inc. The CFTC has extensive regulations to provide for the safety and security of customer assets on deposit with FCMs. These regulations require that all FCMs maintain customer segregated assets in approved depositories in excess of its customer segregated liabilities and to complete a daily calculation of this excess as well as monthly filings under CFTC Form 1-FR. As of September 30, 2011, FCStone, LLC maintained $50.9 million in segregated assets in excess of its segregated liabilities.
In addition, the CFTC governs the acceptable investment of customer segregated assets. These regulations allow for the investment of customer segregated assets in readily marketable instruments including U.S. Treasury securities, municipal securities, government sponsored enterprise securities, certificates of deposit, commercial paper, corporate notes or bonds, general obligations of a sovereign nation, interest in money market mutual funds, and repurchase transactions with affiliated entities in otherwise allowable securities. The Company predominately invests its customer segregated assets in U. S. Treasury Bills and money market mutual funds, maintains no investment in the general obligations of a sovereign nation and does not engage in repurchase transactions with affiliated entities.
As more fully discussed in the Item 1. - Business section of this filing under the heading Government regulation and Exchange Membership, on July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act creates a comprehensive new regulatory regime governing the OTC and listed derivatives markets and their participants by requiring, among other things: centralized clearing of standardized derivatives (with certain stated exceptions); the trading of clearable derivatives on swap execution facilities or exchanges; and registration and comprehensive regulation of new categories of market participants as “swap dealers” and swap “introducing brokers.”  These initiatives and legislation may not only affect us but also certain of our customers and counterparties. Although the original date set for completion of final rules was mid-July 2011, the CFTC has announced that it will phase in its new rules through June 30, 2012.  Because many of the rules that the CFTC and the SEC are required to promulgate are not yet final, we cannot predict with any degree of certainty how our business will be affected. The Company will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act.
FCStone Transaction
On September 30, 2009, the Company acquired FCStone Group, Inc. ("FCStone") through its merger with a subsidiary of the Company in exchange for 8,239,319 shares of the Company’s common stock.
Under the terms of the merger agreement, the stockholders of FCStone received 0.2950 of a share of the Company’s common stock in exchange for each share of FCStone’s common stock (the "exchange ratio"). Additionally, as a result of the merger, each outstanding FCStone stock option was converted into an option to purchase shares of the Company’s common stock, with adjustments to the number of shares and the exercise price to reflect the exchange ratio. The shares of the Company’s common stock issued to FCStone stockholders in connection with the transaction represented approximately 47.5% of the outstanding shares of the Company’s common stock.
The purchase price for the transaction was $137.6 million, consisting of the fair value of common stock issued in the merger of $135.5 million and acquisition costs of $2.1 million.
As of September 30, 2009, the acquisition of FCStone increased the Company’s total assets by $1,173.7 million, total liabilities by $1,016.0 million, noncontrolling interest by $1.6 million and stockholders’ equity by $156.1 million.
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
Results of Operations
Set forth below is the Company’s discussion of the results of its operations, as viewed by management, for the fiscal years ended 2011, 2010 and 2009, respectively. This discussion refers to both U.S. GAAP results and adjusted non-GAAP marked-to-market information, in accordance with the information presented in Item 6, Selected Financial Data. For the Foreign Exchange, Securities, Clearing and Execution Services ("CES") and Other segments, there are no differences between the U.S. GAAP results and the adjusted non-GAAP marked-to-market results. Only the Commodity and Risk Management Services ("C&RM") segment has differences between the U.S. GAAP results and the adjusted non-GAAP marked-to-market results. However, this means that there are differences between the U.S. GAAP basis and the non-GAAP marked-to-market basis total operating revenues, total contribution and net income. Please note that any term below that contains the word ‘adjusted’ refers to non-GAAP, marked-to-market information.
The discussion below relates only to continuing operations. All revenues and expenses, including income tax expense, relating to discontinued operations have been removed from disclosures of total revenues and expenses in all periods and are reflected net, within the income (loss) from discontinued operations amounts.
Financial Overview
The following table shows an overview of our financial results:

Financial Overview (Unaudited)

	Year Ended September 30,
(in millions)	2011	% Change	2010	% Change	2009
Operating revenues	$423.2	57%	$269.0	197%	$90.6
Marked-to-market adjustment (non-GAAP)	(8.4)	n/m	6.0	(13)%	6.9
Adjusted operating revenues (non-GAAP)	414.8	51%	275.0	182%	97.5
Interest expense	11.3	14%	9.9	24%	8.0
Adjusted net revenues (non-GAAP)	403.5	52%	265.1	196%	89.5
Non-interest expenses	352.4	46%	241.2	248%	69.3
Adjusted income from continuing operations, before tax (non-GAAP)	$51.1	114%	$23.9	18%	$20.2
Reconciliation of net revenues from GAAP to adjusted, non-GAAP numbers:
Net revenues	$411.9		$259.1		$82.6
Marked-to-market adjustment (non-GAAP)	(8.4)		6.0		6.9
Adjusted net revenues (non-GAAP)	$403.5		$265.1		$89.5
Reconciliation of income from continuing operations, before tax from GAAP to adjusted, non-GAAP numbers:
Income from continuing operations before income tax	$59.5		$17.9		$13.3
Marked-to-market adjustment (non-GAAP)	(8.4)		6.0		6.9
Adjusted income from continuing operations, before tax (non-GAAP)	$51.1		$23.9		$20.2
2011 Operating Revenues vs. 2010 Operating Revenues
The Company’s operating revenues under U.S. GAAP for 2011 and 2010 were $423.2 million and $269.0 million, respectively. This 57% increase in operating revenue was primarily driven by a 95% increase in the operating revenues in the C&RM segment. In addition, there were increases in operating revenues of 25% in the Foreign Exchange segment, 47% in the Securities segment, 7% in the CES segment and 61% in the Other segment over the prior year.
Operating revenues increased significantly in the C&RM segment in 2011, due to increases in exchange-traded and OTC volumes in our soft commodities product line of 4% and 126%, respectively over the prior year, resulting from an increase in volatility in agricultural commodities, as well as an expanded customer base, a benefit of recent acquisitions and geographic expansion. The acquisition of the Hanley Companies in Q4 2010 led to an increased offering of structured OTC products to our commercial customers, contributing to the significant increase in operating revenues, primarily reflected within 'trading gains' in our consolidated income statements, in 2011 as compared to the prior year.
In addition, our precious metals product line revenues grew due to a significant increase in trading activity as a result of increased global economic demand, while base metal product line revenues expanded with widening spreads driven by market volatility and rising prices. Operating revenues in the Foreign Exchange segment in 2011 increased primarily as a result of higher volumes in the global payments business and higher commercial hedging activity, most notably in Brazil, as well as increased trading activity in both our speculative customer prime brokerage and foreign exchange arbitrage desk businesses as compared to the prior year period.
Operating revenues in the Securities segment in 2011 benefited from an increase in demand from retail customers of our institutional clients in our international equities market-making product line as the overall equities markets recovered. In addition, operating revenues in this segment were driven by increased activity in the debt capital markets following the acquisition of the Provident Group late in fiscal 2010. Operating revenues in the CES segment in 2011 rose slightly over the prior year period as market volatility resulted in higher exchange-traded volumes. However, operating revenues in this segment continue to be constrained by low short-term interest rates. See 2011 vs. 2010 Segment Analysis below for additional information on activity in each of the segments.
In 2011, operating revenues include realized gains of $4.2 million and unrealized losses of $0.2 million on interest rate swap derivative contracts used to manage a portion of our aggregate interest rate position. In 2010, operating revenues included realized and unrealized gains of $1.0 million and $2.5 million, respectively, on interest rate swap derivative contracts. These interest rate swaps are not designated for hedge accounting treatment, and changes in the marked-to-market valuations of these interest rate swaps, which are volatile and can fluctuate from period to period, are recorded in earnings on a quarterly basis. As of September 30, 2011, $1.1 billion in notional principal of interest rate swaps were outstanding with a weighted-average life of 14 months.

The Company’s adjusted operating revenues were $414.8 million in 2011, compared with $275.0 million in 2010, an increase of $139.8 million, or 51%. The only difference between operating revenues and adjusted operating revenues, a non-GAAP measure, is the gross marked-to-market adjustment of $(8.4) million and $6.0 million for 2011 and 2010, respectively. The gross marked-to-market adjustment only affects the adjusted operating revenues in the C&RM segment. Adjusted operating revenues are identical to operating revenues in all other segments.
2010 Operating Revenues vs. 2009 Operating Revenues
The acquisition of FCStone was completed on September 30, 2009, therefore the results of FCStone are reflected in the results of operations for the Company for the year ended September 30, 2010, but are not reflected in the year ended September 30, 2009.
The Company’s operating revenues under U.S GAAP for 2010 and 2009 were $269.0 million and $90.6 million, respectively. This 197% increase in operating revenue is primarily a result of the FCStone acquisition. The operations of FCStone contributed $187.6 million in operating revenues for 2010. For the year ended August 31, 2009, FCStone reported total revenues of $248.9 million. There were increases in operating revenues of 576% in the C&RM segment and 57% in the Foreign Exchange segment, partially offset by a decrease of 47% in the Securities segment. The CES segment, which consists primarily of revenues from FCStone, contributed $61.8 million in operating revenues in 2010, while the Other segment contributed $8.9 million in operating revenues compared to $3.4 million in 2009.
Operating revenues increased in the C&RM segment in 2010 with both exchange-traded and OTC contract volumes increasing in the soft commodities product line. Additionally, our precious metals product line was affected by elevated prices, which constrained volumes and customer activity, and our base metals product line was positively affected by increased customer demand and wider spreads which augmented trading profits. Operating revenues in the Foreign Exchange segment in 2010 were affected by narrower spreads, despite an increase in customer trade volumes, primarily with financial institutions. Operating revenues in the Securities segment in 2010 were affected by low levels of volume and volatility in the international equities markets, which had reached unprecedented levels in 2009. Operating revenues in the CES segment in 2010 were constrained by continued low short-term interest rates, despite an increase in customer deposits, and adversely affected by a trading loss on positions acquired from an under-margined clearing customer. While the lack of demand and risk intolerance caused by the global financial crisis continues to adversely affect our debt arrangement and placement business, the acquisition of CIBSA in Argentina in April 2009 has increased our debt trading revenues. See 2010 vs. 2009 Segment Analysis below for additional information on activity in each of the segments.
Operating revenues for 2010 include a mark-to-market gain of $2.5 million on interest rate swap derivative contracts entered into during the year to manage a portion of our aggregate interest rate position.
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
2011 Interest expense vs. 2010 Interest expense
Interest expense: Interest expense increased from $9.9 million for 2010 to $11.3 million for 2011. This increase in interest expense was primarily driven by increases in the base metal product line and commodity financing business during 2011, as well as an increase in quarterly commitment fees and amortizable line of credit fees on renewed and expanded committed credit facilities closed in the fourth quarter of 2010 and first quarter of 2011. The increase in interest expense was partially offset by a decrease in interest on subordinated debt, as FCStone, LLC, our futures commission merchant, repaid substantially all of its subordinated debt during the first six months of 2010, and did not renew the subordinated credit facility. In 2008, the Company entered into two three-year interest rate swaps for a total notional value of $100 million, which were originally designated as cash flow hedges. The Company previously discontinued hedge accounting for one of the swaps. Hedge accounting for the remaining swap was discontinued during 2011, which resulted in reclassifying a portion of the deferred loss to earnings during the year. During 2011, both interest rate swap contracts, each with a notional value of $50 million, matured. See Note 6 to the Consolidated Financial Statements for further information.
2010 Interest expense vs. 2009 Interest expense
Interest expense: Interest expense increased from $8.0 million in 2009 to $9.9 million in 2010. Excluding interest expense in the operations of FCStone of $3.2 million, interest expense decreased by $1.3 million, or 16%, as a result of both a decrease in average borrowings and lower interest rates. In 2008, the Company entered into two three-year interest rate swaps for a total notional value of $100 million. These were designated as cash flow hedges. The Company discontinued hedge accounting for one of the swaps during 2010, which resulted in reclassifying a portion of the deferred loss to earnings during 2010. See Note 6 to the Consolidated Financial Statements for further information. The Company pays a fixed 3.66% (on average), and receives a variable rate equal to one-month LIBOR. One-month LIBOR was lower than the fixed rate of 3.66% paid by the Company for much of 2010, resulting in a net interest expense on the swaps. The effective portion of the change in cash flows from the hedge of the remaining forecasted payments during 2010 had the effect of increasing the Company’s reported interest expense by $1.9 million.
Non-Interest Expenses
The following table shows a summary of our non-interest expenses.

	Year Ended September 30,
(in millions)	2011	% Change	2010	% Change	2009
NON-INTEREST EXPENSES
Compensation and benefits	$176.6	69%	$104.2	159%	$40.2
Clearing and related expenses	77.4	13%	68.2	326%	16.0
Introducing broker commissions	24.0	27%	18.9	n/m	—
Other non-interest expenses:
Communication and data services	15.5	40%	11.1	429%	2.1
Occupancy and equipment rental	8.9	44%	6.2	464%	1.1
Professional fees	10.6	31%	8.1	268%	2.2
Depreciation and amortization	4.7	194%	1.6	100%	0.8
Bad debts and impairments	6.2	7%	5.8	93%	3.0
Other expense	28.5	67%	17.1	338%	3.9
	74.4	49%	49.9	281%	13.1
Total non-interest expenses	$352.4	46%	$241.2	248%	$69.3
2011 Non-Interest Expenses vs. 2010 Non-Interest Expenses
Total Non-Interest Expenses: Non-interest expenses increased by 46% from $241.2 million in 2010 to $352.4 million in 2011.
Compensation and Benefits: Compensation and benefits expense increased by 69% from $104.2 million to $176.6 million, and represented 50% and 43% of total non-interest expenses in 2011 and 2010, respectively. Total compensation and benefits were 42% of operating revenues and adjusted operating revenues in 2011, respectively, compared to 39% and 38% in 2010, respectively. The variable portion of compensation and benefits increased by 95% from $51.3 million in 2010 to $99.9 million in 2011, mainly as a result of the 57% increase in operating revenues as compared to the prior year. The fixed portion of compensation and benefits increased 43% from $52.9 million in 2010 to $75.7 million in 2011. Administrative and executive bonuses, including deferred compensation expenses (a proportion of current year bonuses allocated to restricted stock awards is deferred and expensed ratably over three years, as vesting occurs), were $15.7 million, compared with $6.0 million in 2010. Stock option expense in 2011 was $0.6 million, compared with $0.5 million in 2010. The number of employees increased 24% from 729 at the end of fiscal 2010 to 904 at the end of fiscal 2011, primarily as a result of acquisitions of the Provident Group, Hencorp Futures, Ambrian Commodities Limited, as well as certain assets purchased from Hudson Capital Energy, LLC.
Clearing and Related Expenses: Clearing and related expenses increased by 13% from $68.2 million in 2010 to $77.4 million in 2011. This increase was primarily due to a 2% increase in exchange-traded customer volume, a 126% increase in OTC trading volumes in the C&RM segment following the acquisition of the Hanley Companies in Q4 2010, as well as an increase in trading volume in our equities market-making business.
Introducing Broker Commissions: Introducing broker commissions increased by 27% from $18.9 million in 2010 to $24.0 million in 2011. This increase was primarily due to an increase in exchange-traded volumes from our introducing brokers as well as increased volumes in our foreign exchange global payments business.
Other Non-Interest Expenses: Other non-interest expenses increased by 49% from $49.9 million in 2010 to $74.4 million in 2011. As a result of the acquisitions of the RMI Companies, the Hanley Companies, Provident Group and Hencorp Futures and the relocation of office space, communications and data services and occupancy and equipment rental increased $4.4 million and $2.7 million, respectively. Depreciation and amortization increased $3.1 million, primarily due to the $1.6 million increase in the amortization of identifiable intangible assets from the acquisitions made in 2010 and from depreciation of additional technology infrastructure placed into service during 2011.
Other non-interest expenses include bad debt expense, net of recoveries, and impairments of $6.2 million and $5.8 million for the years ended 2011 and 2010, respectively. During 2011, the Company recorded an impairment loss of $1.7 million related to the fair value adjustment of its investment in debentures for the single asset owning company of Suriwongse Hotel located in Chiang Mai, Thailand, originally issued in August 2008, as more fully described in both Note 5 - Assets and Liabilities, at Fair Value to the Consolidated Financial Statements and in the Securities section of our 2011 vs. 2010 Segment Analysis.
Additionally, during 2011, the Company recorded bad debt expense, net of recoveries, of $4.5 million, including provision increases primarily related to credit losses recognized on consigned gold transactions, within the C&RM segment and a clearing customer deficit account within the CES segment. A portion of the loss on consigned gold related to a customer for a which a partial provision was recorded during Q4 2010. During 2011, negotiation efforts with the customer resulted in settlement of the loss in excess of the amount previously estimated, and a charge to bad debt expense for the incremental uncollectible portion. During 2011, the Company recorded recoveries of $3.7 million of bad debt expense related to collection of a previous customer account deficit, within the C&RM segment and collection following a settlement relating to a disputed trade, within the CES segment, that was “given-up” to FCStone in Q3 2010. During 2010, FCStone had recorded a charge to bad debt expense of $2.3 million related to this disputed trade that was "given-up" to FCStone. Additionally in 2010, the Company recorded a $2.5 million provision against a receivable from a Dubai customer to whom INTL Commodities DMCC had consigned gold, and an impairment charge of $1.1 million related to our investment in INTL Sieramet, a consolidated subsidiary.
Additionally, within ‘other' expense, the Company recorded $3.2 million in expense during 2011 related to the revaluation of contingent liabilities related to potential additional consideration to be paid for the acquisitions of the RMI Companies, the Hanley Companies and Hencorp Futures. The Company also accrued additional contingent consideration during 2011 related to FCStone, LLC's pre-merger acquisitions of Downes & O’Neill, LLC and Globecot, Inc., in the amount of $1.6 million, which is also included within ‘other' expense. Also within 'other' expense, as a result of the acquisitions made in the last eighteen months and expansion of our offices in Australia, London, Singapore and South America, employee travel expenses increased $2.1 million in 2011 as compared to the prior year.
Provision for Taxes: The effective income tax rate on a U.S. GAAP basis was 38%, in 2011, compared with 36% in 2010. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. In 2011, 46% of the income from continuing operations, before tax is attributable from U.S. jurisdictions, compared to 25% in 2010. Generally, when the percentage of pretax earnings generated from the U.S. increases, our effective income tax rate increases.
2010 Non-Interest Expenses vs. YTD 2009 Non-Interest Expenses
Total Non-Interest Expenses: Non-interest expenses increased by 248% from $69.3 million in 2009 to $241.2 million in 2010. Excluding expenses in the FCStone operations of $171.1 million, non-interest expenses increased $0.8 million.
Compensation and Benefits: Compensation and benefits expense increased by 159% from $40.2 million to $104.2 million, and represented 43% and 58% of total non-interest expenses in 2010 and 2009, respectively. Total compensation and benefits were 39% of operating revenues in 2010 compared to 44% in 2009. The variable portion of compensation and benefits increased by 158% from $17.8 million in 2009 to $45.9 million in 2010, primarily as a result of the 197% increase in operating revenues compared to the prior year. The fixed portion of compensation and benefits increased 160% from $22.4 million to $58.3 million, primarily as a result of the FCStone transaction. Administrative and executive bonuses, including deferred compensation expenses (a proportion of current year bonuses allocated to restricted stock awards is deferred and expensed ratably over three years, as vesting occurs), were $6.0 million, compared with $6.4 million in 2009. Stock option expense in 2010 was $0.5 million, compared with $1.0 million in 2009. The number of employees in the Company grew 17% from 625 at the end of 2009 to 729 at the end of 2010, primarily as a result of several acquisitions during 2010.
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
Introducing Broker Commissions: Introducing broker commissions were $18.9 million in 2010 and relate to the exchange-traded futures and options on futures business acquired in the FCStone transaction which closed on September 30, 2009, the last day of fiscal year 2009.
Other Non-Interest Expenses: Other non-interest expenses increased by 281% from $13.1 million in 2009 to $49.9 million in 2010. The operations of FCStone contributed $29.3 million in other non-interest expenses in 2010. Other non-interest expenses include bad debt expense, net, of $5.8 million. During 2010, FCStone recorded a charge to bad debt expense of approximately $2.3 million related to a disputed trade that was “given-up” to FCStone by another FCM for a customer that held an account with us. Despite expressly informing the FCM that the Company would not accept the “give-up” trade, the “give-up” trade was submitted through the electronic clearing process and erroneously cleared by FCStone, generating a deficit in the customer’s trading account. The customer lacked the financial capacity to cover the account deficit. In addition, in Q4 2010, the Company recorded a $2.5 million provision against a receivable from a Dubai customer to whom INTL Commodities DMCC had consigned gold to. While the Company had a security interest in property to secure the amount of the receivable, it was uncertain as to whether the entire amount of the receivable would be collected. In addition, during 2010 the Company recorded an impairment charge of $1.1 million related to its investment in INTL Sieramet.
Provision for Taxes: The effective income tax rate on a U.S. GAAP basis was 35.6% in 2010, compared with 19.9% in 2009. This change was primarily due to changes in the geographic mix of profits or losses. Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, the level of our pre-tax earnings and the level of our tax credits. In 2010, 25% of the income from continuing operations, before tax is attributable from U.S. jurisdictions. In 2009, the Company had a loss from continuing operations, before tax benefit, attributable from U.S. jurisdictions.
Variable vs. Fixed Expenses

	Year Ended September 30,
(in millions)	2011	% of Total	2010	% of Total	2009	% of Total
VARIABLE vs. FIXED EXPENSES
Variable compensation and benefits	$99.9	28%	$51.3	21%	$23.3	34%
Variable clearing and related expenses	74.8	21%	66.4	28%	15.9	23%
Introducing broker commissions	24.9	8%	18.9	8%	—	—%
Total variable expenses	199.6	57%	136.6	57%	39.2	57%
Fixed expenses	146.6	41%	98.8	41%	27.1	39%
Bad debts and impairments	6.2	2%	5.8	2%	3.0	4%
Total non-variable expenses	152.8	43%	104.6	43%	30.1	43%
Total non-interest expenses	$352.4	100%	$241.2	100%	$69.3	100%
The Company seeks to make its non-interest expenses variable to the greatest extent possible, and to keep its fixed costs as low as possible. The table above shows an analysis of the Company’s total non-interest expenses for the years ended September 30, 2011, 2010 and 2009, respectively.
Historically, the Company's variable expenses have consisted of variable compensation paid to traders and risk management consultants, bonuses paid to operational employees, clearing and related expenses and introducing broker commissions. Accrued administrative and executive bonuses have historically been shown as fixed expenses. As administrative and executive bonuses accruals are either directly or indirectly determined by profitability of the Company, we have included these accruals as variable expenses in the table above. The amounts related to these accruals which had previously been reported as fixed expenses for the years ended September 30, 2010 and 2009, were $5.0 million and $5.5 million, respectively.
As a percentage of total non-interest expenses, variable expenses were consistently 57% in 2011, 2010 and 2009, respectively.

Segment Information
The Company reports its operating segments based on services provided to customers. The following table shows information concerning the Company’s principal business segments.

	Year Ended September 30,
(in millions)	2011	% Change	2010	% Change	2009
SEGMENT RESULTS
Commodity and Risk Management Services (C&RM)
Operating revenues	$252.6	95%	$129.8	576%	$19.2
Gross marked-to-market adjustment (non-GAAP)	(8.4)	n/m	6.0	n/m	6.9
Adjusted operating revenues (non-GAAP)	244.2	80%	135.8	420%	26.1
Interest expense	8.4	35%	6.2	170%	2.3
Variable direct expenses	92.6	76%	52.7	675%	6.8
Adjusted net contribution (non-GAAP)	143.2	86%	76.9	352%	17.0
Non-variable direct expenses	58.1	52%	38.1	354%	8.4
Adjusted segment income (non-GAAP)	85.1	119%	38.8	351%	8.6
Foreign Exchange
Operating revenues	$59.3	25%	$47.5	57%	$30.3
Interest expense	1.0	43%	0.7	75%	0.4
Variable direct expenses	21.2	13%	18.8	96%	9.6
Net contribution	37.1	33%	28.0	38%	20.3
Non-variable direct expenses	9.1	47%	6.2	11%	5.6
Segment income	28.0	28%	21.8	48%	14.7
Securities
Operating revenues	$30.5	47%	$20.8	(47)%	$39.1
Interest expense	0.4	(20)%	0.5	n/m	—
Variable direct expenses	13.6	53%	8.9	(45)%	16.2
Net contribution	16.5	45%	11.4	(50)%	22.9
Non-variable direct expenses	14.6	152%	5.8	35%	4.3
Segment income	1.9	(66)%	5.6	(70)%	18.6
Clearing & Execution Services (CES)
Operating revenues	$66.1	7%	$61.8	n/m	$—
Interest expense	0.9	(50)%	1.8	n/m	—
Variable direct expenses	50.9	3%	49.3	n/m	—
Net contribution	14.3	34%	10.7	n/m	—
Non-variable direct expenses	9.4	(2)%	9.6	n/m	—
Segment income	4.9	345%	1.1	n/m	—
Other
Operating revenues	$14.3	61%	$8.9	162%	$3.4
Interest expense	1.3	550%	0.2	n/m	1.2
Variable direct expenses	3.0	88%	1.6	60%	1.0
Net contribution	10.0	41%	7.1	492%	1.2
Non-variable direct expenses	4.4	29%	3.4	79%	1.9
Segment income	5.6	51%	3.7	n/m	(0.7)

(continued)
	Year Ended September 30,
(in millions)	2011	% Change	2010	% Change	2009
Total Segment Results
Operating revenues	$422.8	57%	$268.8	192%	$92.0
Gross marked-to-market adjustment (non-GAAP)	(8.4)	n/m	6.0	(13)%	6.9
Adjusted operating revenues (non-GAAP)	414.4	51%	274.8	178%	98.9
Interest expense	12.0	28%	9.4	141%	3.9
Variable direct expenses	181.3	38%	131.3	291%	33.6
Adjusted net contribution (non-GAAP)	221.1	65%	134.1	118%	61.4
Non-variable direct expenses	95.6	52%	63.1	212%	20.2
Adjusted net segment income (non-GAAP)	$125.5	77%	$71.0	72%	$41.2
Reconciliation of C&RM net contribution from GAAP to adjusted, non-GAAP numbers:
Total C&RM net contribution	$151.6		$70.9		$10.1
Gross marked-to-market adjustment (non-GAAP)	(8.4)		6.0		6.9
C&RM adjusted net contribution (non-GAAP)	$143.2		$76.9		$17.0
Reconciliation of C&RM segment income from GAAP to adjusted, non-GAAP numbers:
Total C&RM segment income	$93.5		$32.8		$1.7
Gross marked-to-market adjustment (non-GAAP)	(8.4)		6.0		6.9
C&RM adjusted segment income (non-GAAP)	$85.1		$38.8		$8.6
Reconciliation of total operating revenues from GAAP to adjusted, non-GAAP numbers:
Total operating revenues	$423.2		$269.0		$90.6
Gross marked-to-market adjustment (non-GAAP)	(8.4)		6.0		6.9
Operating revenue not assigned to a segment	(0.4)		(0.2)		1.4
Adjusted segment operating revenues (non-GAAP)	$414.4		$274.8		$98.9
Reconciliation of net contribution from GAAP to adjusted, non-GAAP numbers:
Total net contribution	$229.5		$128.1		$54.5
Gross marked-to-market adjustment (non-GAAP)	(8.4)		6.0		6.9
Adjusted net contribution (non-GAAP)	$221.1		$134.1		$61.4
Reconciliation of segment income from GAAP to adjusted, non-GAAP numbers:
Total net segment income	$133.9		$65.0		$34.3
Gross marked-to-market adjustment (non-GAAP)	(8.4)		6.0		6.9
Adjusted net segment income (non-GAAP)	$125.5		$71.0		$41.2

2011 vs. 2010 Segment Analysis
The net contribution of all the Company’s business segments increased 79% to $229.5 million in 2011 as compared to $128.1 million in 2010. The adjusted net contribution of all the Company’s business segments increased 65% to $221.1 million in 2011 as compared with $134.1 million in 2010.
Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. Net contribution is calculated as revenue less direct cost of sales, interest expense, clearing and related expenses, introducing broker commissions and variable compensation. Variable compensation paid to risk management consultants and traders generally represents a fixed percentage of an amount equal to revenues generated, and in some cases, revenues produced less clearing and related charges, base salaries and an overhead allocation.
Total segment income was $133.9 million in 2011, compared with $65.0 million in 2010. Total adjusted segment income was $125.5 million in 2011, compared with $71.0 million in 2010.
Segment income is calculated as net contribution less non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational employee compensation and benefits, communication and data services, business development, professional fees, bad debt expense, trade errors and direct marketing expenses.
Commodity and Risk Management Services – Operating revenues under U.S. GAAP increased from $129.8 million in 2010 to $252.6 million in 2011. Adjusted operating revenues increased by 80% from $135.8 million in 2010 to $244.2 million in 2011. Operating revenues within this segment are primarily driven by the soft commodities, precious metals and base metals product lines.
Within the soft commodities product line, operating revenues increased 93% from $107.2 million in 2010 to $206.8 million in 2011. The acquisition of the Hanley Companies in July 2010 led to an increased offering of structured OTC products to our commercial customers, contributing to the significant increase in operating revenues in 2011 as compared to the prior-year. Within the soft commodities product line, exchange-traded and OTC volumes increased 4% and 126%, respectively over the prior year comparative period, which includes primarily agricultural and energy commodities. An increase in underlying volatility in agricultural commodities, the effect of rising agricultural commodity prices, and the contribution of recent acquisitions were the main contributors to the increase in exchange-traded volumes. Exchange-traded and consulting revenues increased as a result of the acquisition of the RMI Companies in April 2010, primarily in the natural gas markets, and Hencorp Futures at the beginning of Q1 2011, primarily in the coffee markets. The increased offering of structured OTC products and commodity price volatility has resulted in the increase in OTC volumes and revenues, primarily reflected within 'trading gains' in our consolidated income statements, as compared to the prior-year period, particularly in the Brazilian markets where commodities traded by the Company have expanded to include corn and cotton in addition to the historical soybeans and sugar. In addition, volatile energy markets have increased the demand for the Company's OTC risk management strategies and recent acquisitions have led to a more diversified OTC customer base including the natural gas and coffee markets. Interest income increased 97% over the prior year period as the average level of customer deposits increased 113% to $971 million, with the increase in exchange-traded and OTC volumes driving the increased average level of customer deposits. However, interest income remains a modest contributor to operating revenues given the continuation of historically low short-term interest rates.
Precious metals operating revenues increased from $14.0 million in 2010 to $25.5 million in 2011. Precious metals adjusted operating revenues increased from $16.5 million in 2010 to $21.4 million in 2011. These increases were primarily a result of a widening of spreads due to market volatility, and an increase in the number of ounces traded as compared to the prior year period as business activity increased globally, particularly in the Singapore and Dubai markets.
Base metals operating revenues increased from $8.6 million in 2010 to $20.2 million in 2011. Base metals adjusted operating revenues increased from $12.1 million in 2010 to $15.9 million in 2011. These increases primarily resulted from an increase in the volume of metric tons traded, while spreads remained similar to levels experienced in 2010.
Segment income increased from $32.8 million in 2010 to $93.5 million in 2011. Adjusted segment income increased from $38.8 million to $85.1 million. Variable expenses expressed as a percentage of operating revenues decreased from 40% to 37%. Variable expenses expressed as a percentage of adjusted operating revenues remained consistent at 38%, year-over-year. Segment income in 2011 was affected by increases in non-variable compensation and benefits and communications and data services primarily resulting from the acquisitions discussed above. Segment income in 2011 was also affected by bad debt expense of $6.0 million, primarily related to two precious metals customers to whom the Company had consigned gold, which was partially offset by $1.7 million in recoveries of bad debt expense, primarily related to a bad debt provision decrease on a previous customer account deficit based on collection of an amount in excess of the amount expected to be collected against a promissory note.
Foreign exchange trading – Operating revenues increased by 25% from $47.5 million in 2010 to $59.3 million in 2011. The operating revenues in the Company’s global payments product line increased from $25.8 million in 2010 to $31.9 million in 2011. This increase was driven by a 33% increase in the volume of trades in the Company’s global payments product line as compared to the prior year period as the Company continued to benefit from an increase in financial institutions and other customers as well as our ability to offer an electronic transaction order system to our customers.
In 2011, the customer speculative foreign exchange product line operating revenues increased 7% to $8.0 million as compared to the prior year. Operating revenues from customer hedging activity increased 433% from the prior year period to $4.8 million, primarily driven by an increase of hedging by customers of our Brazilian operations. The proprietary foreign exchange arbitrage desk, which arbitrages the cash versus the exchange traded markets, experienced a 10% increase in operating revenues to $14.6 million as compared to the prior year period.
Segment income increased 28% from $21.8 million in 2010 to $28.0 million in 2011. Variable expenses expressed as a percentage of operating revenues decreased from 40% to 36%, primarily as a result of the change in mix of revenues in the current period.
Securities – Operating revenues increased by 47% from $20.8 million in 2010 to $30.5 million in 2011. Operating revenues in the equities market-making business increased 19% from the prior year to $20.3 million. Operating revenues in the debt capital markets business increased from $3.6 million in 2010 to $10.2 million in 2011.
Operating revenues in the equities market-making business are largely dependent on overall volume and volatility, and with the increased levels of activity in the global equity markets, the retail customer business which drives the Company’s equity market making activities has increased. Equity market-making operating revenues include the trading profits earned by the Company before the related expense deduction for ADR conversion fees. These ADR fees are included within the consolidated income statements as 'clearing and related expenses'.
The increase in the operating revenues in the debt capital markets business, was primarily driven by the acquisition of the Provident Group in Q4 2010. This business focuses on a wide range of services including the arranging and placing of debt issues, merger and acquisition advisory services and asset backed securitization as well as debt trading in the international markets.
The Company has an investment in debentures for the single asset owning company of Suriwongse Hotel located in Chiang Mai, Thailand, originally issued in August 2008. Renovations on the hotel, to be financed by the debentures, have been delayed and are currently expected to be completed by the end of fiscal 2012. During 2011, the hotel owner defaulted on the interest payment due to debenture holders in March 2011, and the Company recorded an impairment loss of $1.7 million related to the fair value adjustment of its investment in the debentures. The Company and other debenture holders have exercised their rights under the share pledge provisions of the debentures, and held a share auction of 100% of the shares of the single asset owning company.  The debenture holders won the share auction and the previous owner of the single asset owning company, who is also a personal guarantor of the debentures, has filed a complaint to revoke the completed auction.  The Company intends on vigorously defending actions taken in its capacity as a debenture holder. Judgment on the complaint filed by the previous owner is expected by the third quarter of fiscal 2012.  As of September 30, 2011, the carrying value of the debentures is $3.6 million. See Note 5 - Assets and Liabilities, at Fair Value to the Consolidated Financial Statements.
Segment income decreased 66%, from $5.6 million in 2010 to $1.9 million in 2011, primarily as a result of the fair value adjustment, discussed above, as well as compensation and benefits costs related to the expansion of the investment banking and advisory business acquired from the Provident Group. Variable expenses expressed as a percentage of operating revenues increased from 43% to 45%.
Clearing and execution services – Operating revenues in the segment were $66.1 million for 2011 as compared to $61.8 million for 2010. Operating revenues are primarily generated from two sources: commission and clearing fee revenues from the execution and clearing of exchange-traded futures and options on futures contracts, and interest income derived from cash balances in our customers’ accounts.
Commission and clearing fee revenues were relatively flat as exchange-traded volumes increased 2% over the prior year period. A $0.8 million proprietary trading gain related to open commodity positions acquired from an under-margined customer contributed to the increase in operating revenues, while the prior year period included a $2.7 million trading loss related to these open commodity positions. The Company does not expect any further significant gains or losses from these remaining open commodity positions prior to their expiration. Interest income declined 18% to $2.7 million in 2011 as an increase in average customer deposits was more than offset by a decline in short-term interest rates.
Segment income increased $3.8 million from $1.1 million in 2010 to $4.9 million in 2011. Segment income for 2010 includes the effect of a $2.3 million bad debt provision related to a disputed trade that was "given-up" to FCStone by another futures commission merchant for a customer that held an account with us, while 2011 includes a $1.3 million recovery of bad debt expense related to the settlement of the "given-up" trade dispute, partially offset by a $1.0 million bad debt provision related to a clearing customer deficit account. Variable expenses as a percentage of operating revenues declined from 80% to 77% and are primarily clearing and related expenses.
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
Operating revenues increased 61% from $8.9 million in 2010 to $14.3 million in 2011. Assets under management as of September 30, 2011 were $385.0 million compared with $349.3 million as of September 30, 2010. Operating revenues in the asset management product line increased $1.1 million to $8.6 million in 2011. Operating revenues in the grain financing and physical commodity origination product line increased 280% to $5.7 million in 2011, driven by the establishment of a committed credit facility to finance commodities, which facilitated additional business as well as the expansion of our physical inputs business into the feed ingredient industry and increased demand for fats and oils origination from commercial customers. Segment income was $5.6 million in 2011 as compared to $3.7 million in 2010.

2010 vs. 2009 Segment Analysis
The net contribution of all the Company’s business segments was $128.1 million in 2010, compared with $54.5 million in 2009. The adjusted net contribution of all the Company’s business segments was $134.1 million in 2010, compared with $61.4 million in 2009. The operations of FCStone contributed $74.5 million to both net contribution and adjusted net contribution in 2010.
Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. Net contribution is calculated as revenue less direct cost of sales, interest expense, clearing and related expenses, introducing broker commissions and variable compensation. Variable compensation paid to risk management consultants and traders represents a fixed percentage of an amount equal to revenues generated, and in some cases, revenues produced less clearing and related charges, base salaries and an overhead allocation.
Total segment income was $65.0 million in 2010, compared with $34.3 million in 2009. Total adjusted segment income was $71.0 million in 2010, compared with $41.2 million in 2009. The operations of FCStone contributed $38.7 million to both total segment income and adjusted segment income for 2010.
Segment income is calculated as net contribution less non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational employee compensation and benefits, communication and data services, business development, professional fees, bad debt expense, trade errors and direct marketing expenses.
Commodity and Risk Management Services – Operating revenues under U.S. GAAP increased from $19.2 million in 2009 to $129.8 million in 2010. Adjusted operating revenues increased by 420% from $26.1 million in 2009 to $135.8 million in 2010. The operations of FCStone contributed $99.0 million to both operating revenues and adjusted operating revenues in 2010.
During 2010, the soft commodities product line, which includes primarily agricultural and energy commodities, was constrained by global economic conditions, however an increase in underlying volatility, particularly in agricultural commodities, as well as the effect of rising prices resulted in year-over-year increases in exchange-traded volumes. OTC volumes were slightly higher than the prior year, driven primarily by increases in OTC transactions in the energy markets early in the fiscal year and the international markets in the second half of the fiscal year primarily in Brazil. Increases in customer assets on deposit were more than offset by continued historically low short-term interest rates, which continued to negatively affect the level of interest income earned on customer deposits during 2010.
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
Segment income increased from $1.7 million in 2009 to $32.8 million in 2010. Adjusted segment income increased from $8.6 million in 2009 to $38.8 million in 2010. Segment income in 2010 was affected by a $2.5 million bad debt provision related to a receivable from a Dubai customer to whom the Company had consigned gold. The operations of FCStone contributed $29.5 million to both segment income and adjusted segment income for 2010.
Foreign exchange trading – Operating revenues increased by 57% from $30.3 million in 2009 to $47.5 million in 2010. The operations of FCStone contributed $21.7 million to operating revenues in this segment in 2010. The volume of trades in the Company’s global payments business increased from the prior year period, however a narrowing of spreads in the currencies in which we deal, which were affected by the global economic crisis in the prior-year period, offset the increase in volumes. The volumes in the global payments business continued to benefit from an increase in customers consisting primarily of financial institutions and our ability to offer an electronic transaction order system to our customers.
In 2010, the customer speculative foreign exchange business experienced low volumes which were offset by activity on the proprietary foreign exchange arbitrage desk which capitalized on arbitrage opportunities in the cash versus futures markets. Segment income increased 48% from $14.7 million to $21.8 million, with FCStone operations contributing $7.3 million in 2010. Variable expenses expressed as a percentage of operating revenues increased from 32% to 40%, primarily as a result of the FCStone acquisition.
Securities – Operating revenues decreased by 47% from $39.1 million in 2009 to $20.8 million in 2010. Operating revenues in the equities market-making business decreased 49% from the prior year, or $16.7 million. Operating revenues in the debt capital markets business decreased by 32% from the prior year, or $1.7 million.
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
Operating revenues in the debt capital markets business declined as a result of reduced business activity which continued as a result of negative sentiment stemming from the financial crisis as well as trading losses in the third quarter on Argentinean fixed income securities, partially offset by the acquisition of CIBSA. The business focuses on the arranging and placing of debt issues and asset backed securitization, and debt trading in the newly-acquired CIBSA and in Singapore.
Segment income decreased 70% from $18.6 million to $5.6 million. Variable expenses expressed as a percentage of operating revenues increased from 41% to 43%.
Clearing and execution services – Operating revenues in the CES segment, resulting from the acquisition of FCStone were $61.8 million for 2010 and are primarily generated from two sources: commission and clearing fee revenues from the execution and clearing of exchange-traded futures and options on futures contracts, and interest income derived from cash balances in our customers’ accounts.
Operating revenues were affected by low volatility in the exchange-traded markets as a result of the macro-economic conditions, as well as historically low short-term interest rates. In addition, volumes in this segment were significantly lower than the prior as a result of the Company’s intentional reduction in the number of high volume professional trading customers which it provided clearing services to in the prior year. Operating revenues for 2010 include a trading loss of $2.7 million related to open commodity positions acquired from an under-margined customer.
Segment income was $1.1 million for 2010, which included a $2.3 million bad debt expense provision recorded in Q3 2010, related to a disputed trade that was “given-up” to FCStone by another FCM for a customer that held an account with us as well as the trading loss noted above. Variable expenses, which are primarily clearing and related expenses, represented 80% of operating revenues.
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
Operating revenues were $8.9 million in 2010 compared to $3.4 million in 2009. The operations of FCStone contributed $1.5 million to operating revenues in 2010. Assets under management as of September 30, 2010 were approximately $349.3 million compared with approximately $353.4 million as of September 30, 2009. Management fees decreased by 9% from $3.8 million in 2009 to $3.5 million in 2010, primarily as a decrease in rates on assets managed. Fees and commissions increased by 149% from $1.3 million in 2009 to $3.2 million in 2010 as the environment in Argentina for asset-backed securitizations improved. Segment income was $3.7 million in 2010 compared to a segment loss of $0.7 million in 2009.

Liquidity, Financial Condition and Capital Resources
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis. In FCStone, LLC, the Company’s FCM subsidiary, we have responsibilities to meet margin calls at all exchanges on a daily basis and intra-day basis, if necessary. Our customers are required to make any required margin deposits the next business day, and we require our largest customers to make intra-day margin payments during periods of significant price movement. Margin required to be posted to the exchanges is a function of the net open positions of our customers and the required margin per contract.
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
As of September 30, 2011, the Company had total equity capital of $296.3 million and bank loans of $77.4 million.
A substantial portion of the Company’s assets are liquid. As of September 30, 2011, approximately 94% of the Company’s assets consisted of cash; deposits and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory, at cost. All assets that are not customer and counterparty deposits, are financed by the Company’s equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased, and other payables.
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
As a clearing broker, we act on behalf of our customers for all trades consummated on exchanges. We must pay initial and variation margin to the exchanges, on a net basis, before we receive the required payments from our customers. Accordingly, we are responsible for our customers’ obligations with respect to these transactions, which exposes us to significant credit risk. Our customers are required to make any required margin deposits the next business day, and we require our largest customers to make intra-day margin payments during periods of significant price movement. Our clients are required to maintain initial margin requirements at the level set by the respective exchanges, but we have the ability to increase the margin requirements for customers based on their open positions, trading activity, or market conditions.
With OTC derivative transactions, we act as a principal, which exposes us to the credit risk of both our customers and the counterparties with which we offset our customer positions. As with exchange-traded transactions, our OTC transactions require that we meet initial and variation margin payments on behalf of our customers before we receive the required payment from our customers. OTC customers are required to post sufficient collateral to meet margin requirements based on Value-at-Risk models as well as variation margin requirement based on the price movement of the commodity or security in which they transact. Our customers are required to make any required margin deposits the next business day, and we may require our largest clients to make intra-day margin payments during periods of significant price movement. We have the ability to increase the margin requirements for customers based on their open positions, trading activity, or market conditions. On a limited basis, we provide credit thresholds to certain customers, based on internal evaluations and monitoring of customer creditworthiness.
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
As a result of the acquisition of FCStone, the Company acquired notes receivable of $133.7 million as of September 30, 2009 from certain customers and an introducing broker which arose from previous customer account deficits. At the time of the acquisition, the Company estimated collectability of these notes to be $16.7 million. During 2011, the Company recovered $15.6 million as partial payment against these notes, and charged off $111.5 million of note receivable, which was fully reserved. Since the acquisition of FCStone, total recoveries from these customers and introducing broker through September 30, 2011 is $15.5 million, and remaining outstanding notes receivable related to these customer account deficits is $1.2 million. The Company expects to collect the remaining amounts from the introducing broker, by withholding commissions due on future revenues collected by the Company, although no assurance can be given as to the timing of collection.
During 2011, the Company recorded bad debt expense, net of recoveries of $4.5 million, including provision increases and direct write-offs of $8.2 million, offset by recoveries of $3.7 million. The provision increases during 2011 were primarily related to credit losses recognized on consigned gold transactions within the C&RM segment, and a clearing customer deficit account within the CES segment. A portion of the loss on consigned gold related to a customer for which a partial provision was recorded during the fourth quarter of 2010. During the 2011, negotiation efforts with the customer resulted in settlement of the loss in excess of the amount previously estimated and a charge to bad debt expense for the incremental uncollectible portion. During 2011, the Company recorded recoveries of bad debt expense related to collection following a settlement relating to a disputed trade that was “given-up” to FCStone during the quarter ended June 30, 2010 by another futures commission merchant for a customer that held an account with us.
Primary Sources and Uses of Cash
The Company’s assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and the growth of the Company. The Company’s total assets as of September 30, 2011 and September 30, 2010, were $2,635.7 million and $2,021.7 million, respectively. The Company’s operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. FCStone, LLC, our FCM subsidiary, occasionally uses its margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from our customers.
The majority of the assets of FCStone, LLC are restricted from being transferred to its parent or other affiliates due to specific regulatory requirements. These restrictions have no impact on the ability of the Company to meet its cash obligations, and no impact is expected in the future.
We have liquidity and funding policies and processes in place that are intended to maintain significant flexibility to address both company-specific and industry liquidity needs. The majority of our excess funds are held with high quality institutions, under highly-liquid reverse repurchase agreements, with a maturity of typically three days or less, U.S. government obligations and AA-rated money market investments. The Company does not hold any direct investments in the general obligations of a sovereign nation ("sovereign debt").
As of September 30, 2011, $114.2 million of cash, cash equivalent and available-for-sale investment securities was held by our foreign subsidiaries.  If these funds are needed for operations in the U.S., the Company would be required to accrue and pay U.S. taxes to repatriate these funds, up to the amount of undistributed earnings of $75.7 million.  However, our intent is to indefinitely reinvest these funds outside of the U.S., and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
As of September 30, 2011, approximately $9.8 million of the Company’s financial instruments owned and $23.8 million of financial instruments sold, not yet purchased, are exchangeable foreign equities and ADRs.
As of September 30, 2011, the Company had four committed bank credit facilities and an uncommitted forward contract for commodities agreement, totaling $375.0 million and $50.0 million, respectively, of which $77.4 million was outstanding. The credit facilities include:

•
A one-year revolving syndicated loan facility, committed until September 20, 2012, under which the Company’s subsidiary, INTL Commodities, Inc. ("INTL Commodities") is entitled to borrow up to $140 million, subject to certain conditions. The loan proceeds are used to finance the activities of INTL Commodities.

•
A three-year syndicated loan facility, committed until October 1, 2013, under which INTL FCStone Inc. is entitled to borrow up to $85 million, subject to certain conditions. The loan proceeds are used to finance working capital needs of the Company and certain subsidiaries.

•
A one-year unsecured syndicated line of credit, committed until June 18, 2012, under which FCStone, LLC is entitled to borrow up to $75 million. This line of credit is intended to provide short-term funding of margin to commodity exchanges as necessary.

•
A one-year syndicated borrowing facility, committed until October 9, 2012, under which the Company’s subsidiary, FCStone Financial, Inc. is entitled to borrow up to $75 million, subject to certain conditions. The loan proceeds are used to finance traditional commodity financing arrangements or the purchase of eligible commodities from sellers who have agreed to sell and later repurchase such commodities from FCStone Financial, Inc.

•
An uncommitted forward contract for commodities agreement established on June 23, 2011, under which the Company’s subsidiary, FCStone Merchant Services, LLC ("FCStone Merchant Services") is entitled to borrow up to $50 million to fund forward contracts on specified commodities. The forward contract commodity transactions include a simultaneous agreement from the lender to purchase specified commodities from FCStone Merchant Services and to sell the same specified commodities to FCStone Merchant Services, on a forward sale basis.

The Company’s facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum net worth, minimum working capital, minimum regulatory capital, minimum net unencumbered liquid assets, minimum equity, minimum interest coverage and leverage ratios and maximum net loss. Failure to comply with any such covenants could result in the debt becoming payable on demand. The Company and its subsidiaries are in compliance with all of its financial covenants under the outstanding facilities. The three-year syndicated loan facility agreement also includes a negative covenant prohibiting consolidated capital expenditures to exceed $3.5 million annually. The Company's consolidated capital expenditures during fiscal 2011 exceeded $3.5 million, and the Company requested and was granted a waiver from the lenders, dated September 27, 2011, waiving the limitation on consolidated capital expenditures for the fiscal year ended September 30, 2011. The Company intends to discuss amendment of the consolidated capital expenditures covenant with the lender in fiscal 2012.
In September, 2006, the Company completed a private placement of $27.0 million of subordinated convertible notes (the "Notes"). As of September 30, 2010, $16.7 million in principal amount of the Notes remained outstanding. During 2011, the holders in the outstanding principal amounts of the Notes converted the remaining principal and accrued interest into 778,703 shares of common stock of the Company.
In April 2009, the Company acquired Compania Inversora Bursatil S.A. Sociedad de Bolsa, a leading securities broker-dealer based in Argentina. The Company paid $1.7 million on the date of purchase and was obligated to make additional payments over the following two years, depending on the level of revenues achieved. The Company paid an additional $0.8 million in May 2010, based on the level of revenues achieved, as additional consideration and recorded additional goodwill on the consolidated balance sheets. The net revenues for the twelve-month period ended March 31, 2011 were below the minimum target, so there is no further consideration related to the acquisition.
In April, 2010, the Company acquired the RMI Companies. The purchase price consists of an initial payment in 2010 of $6.0 million, a payment in 2011 of $3.1 million, based on the net income of the RMI Companies for the twelve month period ended March 31, 2011, and two contingent payments which will be based on the net income of the RMI Companies for each of the next two twelve-month periods ending March 31, 2012 and 2013. The present value of the estimated total purchase price, including contingent consideration, is $15.2 million as of September 30, 2011, of which $6.1 million has not been paid and is included within 'accounts payable and other liabilities' in the consolidated balance sheets.
In July, 2010, the Company acquired the Hanley Companies. The purchase price consists of payments in 2010 of $25.7 million, two payments in 2011 equaling $12.4 million, two additional payments equal to 15% of the adjusted earnings before interest and taxes (the "Adjusted EBIT") of the soft commodities derivatives business of the Hanley Companies and INTL Hanley, LLC (the “Derivatives Division" ) for each of the next two twelve-month periods ending June 30, 2012 and 2013, subject to an annual limit of $7.0 million and an overall maximum of $12.5 million and a final payment based on the cumulative Adjusted EBIT of the Derivatives Division for the three year period commencing on July 1, 2010. In the event that the cumulative Adjusted EBIT equals or exceeds $100 million, then the final EBIT Payment will be equal to $10 million. In the event that the cumulative Adjusted EBIT is greater than $80 million, but less than $100 million, then the final EBIT Payment will be equal to the product of: (A) $10 million, and (B) a fraction, the numerator of which is the amount by which the cumulative Adjusted EBIT exceeds $80 million, and the denominator of which is $20 million. The present value of the estimated total purchase price, including contingent consideration, is $51.6 million as of September 30, 2011, of which $13.5 million has not been paid and is included within 'accounts payable and other liabilities' in the consolidated balance sheets.
In October, 2010, the Company acquired Hencorp Futures. The purchase price consists of an initial payment in 2011 of $2.3 million, a contingent payable of $0.3 million based on the adjusted pre-tax net earnings of Hencorp Futures for the year ended September 30, 2011, three additional contingent payments which will be based on Hencorp Futures’ adjusted pre-tax net earnings for the second, third and fourth years after the closing and a final contingent payment based on the average of the second, third and fourth years payments. The present value of the estimated total purchase price, including contingent consideration is approximately $6.4 million as of September 30, 2011, of which $2.7 million has not been paid and is included within 'accounts payable and other liabilities' in the consolidated balance sheets.
In April, 2011, the Company entered into an agreement with Hudson Capital Energy LLC ("HCEnergy"), a New York-based energy risk-management firm, to acquire certain assets from HCEnergy. The purchase price consideration included the aggregate net asset value of certain commodity futures brokerage accounts and certain proprietary software, totaling $1.0 million.
In April, 2011, the Company's wholly-owned subsidiary in the United Kingdom, INTL Global Currencies Limited, agreed to acquire the issued share capital of Ambrian Commodities Limited (“Ambrian”), the London Metals Exchange brokerage subsidiary of Ambrian Capital Plc. In August 2011, the Financial Services Authority granted its approval of the change of control of Ambrian, and the transaction was completed on August 31, 2011. At closing, the Company paid $7.1 million, representing the net asset value of Ambrian less certain intercompany balances due to Ambrian from its affiliates.
In November, 2011, the Company arranged with the trustee of MF Global's UK operations to hire more than 50 professional staff from MF Global's metals trading business based in London. The Company anticipates that a substantial number of the customers of this metals trading business will elect to become customers of the Company. The Company expects to allocate equity capital to integrate these brokers and their customers into the Company's operations, through a combination of increased regulatory capital to support the accounts of these customers and increased compensation and related personnel costs for the brokers. The amount of the required capital will primarily depend upon the number and balances of the new accounts.
The Company contributed $3.5 million to its defined benefit pension plans during the year ended September 30, 2011, and expects to contribute $2.0 million to the plans during fiscal 2012, which represents the minimum funding requirement.
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
The subsidiaries of the Company are in compliance with all of their capital regulatory requirements as of September 30, 2011. Additional information on these net capital and minimum net capital requirements can be found within Note 15 of the Consolidated Financial Statements.
Cash Flows
The Company’s cash and cash equivalents increased from $81.9 million as of September 30, 2010 to $220.6 million as of September 30, 2011, a net increase of $138.7 million. Net cash of $209.0 million was provided by operating activities, $21.5 million was used in investing activities and net cash of $48.4 million was used in financing activities, of which $37.5 million was repaid on lines of credit and decreased the amounts payable to lenders under loans and overdrafts, $9.4 million was paid out as earn-outs on acquisitions and $0.5 million was repayment of subordinated debt. Fluctuations in exchange rates had no material effect on the Company’s cash and cash equivalents.
The Company is continuously evaluating opportunities to expand its business. During 2011, the Company paid $9.3 million, included in investing activities, for acquisitions, and $9.4 million in payments, included in financing activities, relating to earn-outs on acquisitions. See Note 18 to the Consolidated Financial Statements for additional information on acquisitions. Capital expenditures included in investing activities for property, plant and equipment totaled $10.1 million in 2011, increasing significantly from $4.7 million in 2010. Continuing expansion of the Company’s activities will require funding and will have an effect on liquidity.
Apart from what has been disclosed above, there are no known trends, events or uncertainties that have had or are likely to have a material impact on the liquidity, financial condition and capital resources of the Company.
Contractual Obligations
The following table summarizes our cash payment obligations as of September 30, 2011:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	After 5 Years
Operating lease obligations	$43.6	$7.3	$12.5	$10.4	$13.4
Purchase obligations(1)	941.2	941.2	—	—	—
Contingent acquisition consideration	26.1	9.6	14.0	2.5	—
Other	15.9	4.2	6.8	2.2	2.7
	$1,026.8	$962.3	$33.3	$15.1	$16.1
(1) Represents an estimate of contractual purchase commitments in the ordinary course of business primarily for the purchase of precious and base metals. Unpriced contract commitments have been estimated using September 30, 2011 fair values.
Total contractual obligations exclude defined benefit pension obligations. In 2012, we anticipate making contributions of $2.0 million to defined benefit plans. Additional information on the funded status of these plans can be found within Note 17 of the Consolidated Financial Statements.
Based upon our current operations, we believe that cash flow from operations, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs.
Off Balance Sheet Arrangements
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and futures commission merchant and from its market-making and proprietary trading in the foreign exchange and commodities trading business. As part of these activities, the Company carries short positions. For example, it sells financial instruments that it does not own, borrows the financial instruments to make good delivery, and therefore is obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. The Company has recorded these obligations in the consolidated financial statements at September 30, 2011 and September 30, 2010, at fair value of the related financial instruments, totaling $390.9 million and $189.6 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in the Company’s consolidated balance sheets within ‘financial instruments owned, at fair value’, and ‘physical commodities inventory'. The Company will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to September 30, 2011, which might be partially or wholly offset by gains in the value of assets held as of September 30, 2011. The total of $390.9 million and $189.6 million includes a net liability of $122.9 million and $87.6 million for derivatives, based on their fair value as of September 30, 2011 and September 30, 2010, respectively.
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
The Company is a member of various commodity exchanges and clearing organizations. Under the standard membership agreement, all members are required to guarantee the performance of other members and, accordingly, in the event another member is unable to satisfy its obligations to the exchange, may be required to fund a portion of the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the consolidated balance sheets as of September 30, 2011 and 2010, respectively.
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
Critical Accounting Policies
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. The accounting estimates and assumptions discussed in this section are those that the Company considers the most critical to the financial statements. The Company believes these estimates and assumptions can involve a high degree of judgment and complexity. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the financial statements. Therefore, understanding these policies is important in understanding the reported and potential future results of operations and the financial position of the Company.
Valuation of Financial Instruments and Foreign Currencies. Substantially all financial instruments are reflected in the consolidated financial statements at fair value or amounts that approximate fair value. These financial instruments include: cash and cash equivalents; cash, securities and other assets segregated under federal and other regulations; financial instruments purchased under agreements to resell; deposits with clearing organizations; financial instruments owned; and financial instruments sold but not yet purchased. Unrealized gains and losses related to these financial instruments, which are not customer owned positions, are reflected in earnings. Where available, we use prices from independent sources such as listed market prices, or broker or dealer price quotations. Fair values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments or commodities, as well as time value and yield curve or volatility factors underlying the positions. In some cases, even though the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value. The value of foreign currencies, including foreign currencies sold, not yet purchased, are converted into its U.S. dollar equivalents at the foreign exchange rates in effect at the close of business at the end of the accounting period. For foreign currency transactions completed during each reporting period, the foreign exchange rate in effect at the time of the transaction is used.
The application of the valuation process for financial instruments and foreign currencies is critical because these items represent a significant portion of our total assets. Valuations for substantially all of the financial instruments held are available from independent publishers of market information. The valuation process may involve estimates and judgments in the case of certain financial instruments with limited liquidity and OTC derivatives. Given the wide availability of pricing information, the high degree of liquidity of the majority of our assets, and the relatively short periods for which they are typically held in inventory, there is insignificant sensitivity to changes in estimates and insignificant risk of changes in estimates having a material effect on our financial statements. The basis for estimating the valuation of any financial instruments has not undergone any change.
Revenue Recognition. A significant portion of our revenues are derived principally from realized and unrealized trading income in securities, derivative instruments, commodities and foreign currencies purchased or sold for our account. Realized and unrealized trading income is recorded on a trade date basis. Securities owned and securities sold, not yet purchased and foreign currencies sold, not yet purchased, are stated at fair value with related changes in unrealized appreciation or depreciation reflected within ‘trading gains’ in the consolidated income statements. Fee and interest income are recorded on the accrual basis and dividend income is recognized on the ex-dividend date.
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
The critical aspect of revenue recognition is recording all known transactions as of the trade date of each transaction for the financial period. We have developed systems for each of our businesses to capture all known transactions. Recording all known transactions involves reviewing trades that occur after the financial period that relate to the financial period. The accuracy of capturing this information is dependent upon the completeness and accuracy of data capture of the operations systems and our clearing firms.
Physical Commodities Inventory. Physical commodities inventory is stated at the lower of cost or fair value, determined using the weighted-average price method. We generally mitigate the price risk associated with physical commodities held in inventory through the use of derivatives. We do not elect hedge accounting under U.S. GAAP in accounting for this price mitigation. Any unrealized gains in physical commodities inventory are not recognized under U.S. GAAP, but unrealized gains and losses in related derivative positions are recognized under U.S. GAAP. As a result, our reported commodities trading earnings are subject to volatility.
Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for trade receivables and deficits on customer commodity accounts. The allowances for doubtful accounts are significant estimates, and are maintained at a level considered appropriate by our management based on reviews of historical agings of customer deficit accounts, receivables from customers, availability of capital and liquidity for specific accounts, historical trends of charge-offs and recoveries, and current and projected economic, market and other conditions. If we become aware of a customer’s inability to meet its financial obligations, we establish a specific allowance for a potential bad debt expense to reduce the net recognized receivable to the amount we reasonably believe will be collected. Additionally, different assumptions, changes in economic circumstances or the deterioration of the financial condition of our customers could result in additional provisions to the allowances for doubtful accounts and increased bad debt expense. The valuation of the allowances for doubtful accounts is performed on a quarterly basis.
Valuation of Goodwill and Intangible Assets. We record the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. Goodwill is tested for impairment annually, as well as when an event or change in circumstance indicates an impairment may have occurred. Goodwill is tested for impairment by comparing the fair value of our individual reporting units to their carrying amount to determine if there is a potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value.
For purposes of performing the impairment test for goodwill, our reporting units are primarily units that are one level below our reportable operating segments as defined within the Segment Reporting Topic of the ASC.  We estimate the fair value of these reporting units using a discounted cash flow analysis. Determining the fair value of a reporting unit is a matter of judgment and often involves the use of significant estimates and assumptions. Our estimate of the fair value of each of the reporting units were in excess of their respective carrying values at the time of their annual goodwill impairment tests for 2011.
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying value of such assets is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the asset's recorded value, an impairment charge is recognized to reduce the carrying value of the intangible asset to its estimated fair value. The determination of future cash flows as well as the estimated fair value of long-lived assets involves significant estimates on the part of management. If there is a material change in economic conditions or other circumstances influencing the estimate of future cash flows or fair value, we could be required to recognize impairment charges in the future. We evaluate the remaining useful lives of our intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining estimated amortization period.
Loss Contingencies. We are currently involved in various claims and legal proceedings. Quarterly, we review the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available we reassess the potential liability related to our pending claims and litigation and may revise our estimates.
Income Taxes. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the consolidated provision for income taxes and in evaluating tax positions, including evaluating uncertainties. As a result, the company recognizes tax liabilities based on estimates of whether additional taxes and interest will be due. These tax liabilities are recognized when despite our belief that our tax return positions are supportable, we believe that certain positions may not be fully sustained upon review by the relevant tax authorities.
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, management considers all available evidence for each jurisdiction including past operating results, estimates of future taxable income, and the feasibility of ongoing tax planning strategies. In the event that we changes our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made.
We believe that our accruals for tax liabilities are adequate for all open audit years based on our assessment of many factors including past experience and interpretations of tax law. This assessment relies on estimates and assumptions and may involve series of complex judgments about future events. To the extent that new information becomes available which causes us to change our judgment regarding the adequacy of existing tax liabilities, such changes to tax liabilities will impact income tax expense in the period in which such determination is made. The consolidated provision for income taxes will change period to period based on non-recurring events, such as the settlement of income tax audits and changes in tax law, as well as recurring factors including the geographic mix of income before taxes, state and local taxes, and the effects of various global income tax strategies.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
See also Note 6 to the Consolidated Financial Statements, ‘Financial Instruments with Off-Balance Sheet Risk and

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
Management believes that the volatility of revenues is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of the Company’s daily revenue, determined on a marked-to-market basis, during the year ended September 30, 2011.
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
Interest Rate Risk
In the ordinary course of our operations, we have interest rate risk from the possibility that changes in interest rates will affect the values of financial instruments and impact interest income earned. We generate interest income from the positive spread earned on customer deposits. We typically invest in U.S. Treasury bills and obligations issued by government sponsored entities, reverse repurchase agreements involving U.S. Treasury bills and government obligations or AA rated money market funds. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund and institution.

We continue to employ an interest rate risk management strategy, implemented in April 2010, that uses derivative financial instruments in the form of interest rate swaps to manage a portion of our aggregate interest rate position. Our objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap the resulting variable interest earnings into the medium-term interest stream, by using a strip of interest rate swaps that mature every quarter, and enable us to achieve the two year moving average of the two year swap rate. In 2011, operating revenues include realized gains of $4.2 million and unrealized losses of $0.2 million on interest rate swap derivative contracts used to manage a portion of our aggregate interest rate position. In 2010, operating revenues included realized and unrealized gains of $1.0 million and $2.5 million, respectively, on interest rate swap derivative contracts. These interest rate swaps are not designated for hedge accounting treatment, and changes in the marked-to-market valuations of these interest rate swaps, which are volatile and can fluctuate from period to period, are recorded in earnings on a quarterly basis. As of September 30, 2011, $1.1 billion in notional principal of interest rate swaps were outstanding with a weighted-average life of 14 months.
We manage interest expense using floating rate debt and periodically through interest rate swap transactions. Refer to Note 6 to the Consolidated Financial Statements for information on the interest rate swap transactions. The debt instruments are carried at their unpaid principal balance which approximates fair value. All of the Company's outstanding debt as of September 30, 2011, has a variable interest rate.

ITEM 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
INTL FCStone Inc.:
We have audited INTL FCStone Inc.'s (the Company) internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows and the accompanying financial statement schedules for each of the years in the two-year period ended September 30, 2011, and our report dated December 14, 2011 expressed an unqualified opinion on those consolidated financial statements and the accompanying financial statement schedules.
/s/ KPMG LLP
Kansas City, Missouri
December 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
INTL FCStone Inc.:
We have audited the accompanying consolidated balance sheets of INTL FCStone Inc. and subsidiaries (the Company) as of September 30, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended September 30, 2011. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedules. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Kansas City, Missouri
December 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
INTL FCStone Inc.:

We have audited the accompanying consolidated income statement, statement of stockholders' equity, and cash flows of INTL FCStone Inc. and Subsidiaries (collectively, the “Company”) for the year ended September 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of the Company for the year ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.
Our audit was conducted for the purpose of expressing an opinion on the basic consolidated financial statements taken as a whole. The accompanying financial statement schedules are presented for the purpose of additional analysis. The financial statement schedules have been subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects, in relation to the basic consolidated financial statements taken as a whole.

/s/ Rothstein, Kass & Company, P.C.
Roseland, New Jersey
December 14, 2009

INTL FCStone Inc.
Consolidated Balance Sheets

(in millions, except par value and share amounts)	September 30, 2011	September 30, 2010
ASSETS
Cash and cash equivalents	$220.6	$81.9
Cash, securities and other assets segregated under federal and other regulations (including $22.7 and $0.8 at fair value at September 30, 2011 and September 30, 2010, respectively)	119.4	15.3
Securities purchased under agreements to resell	—	342.0
Deposits and receivables from:
Exchange-clearing organizations (including $1,408.2 and $906.4 at fair value at September 30, 2011 and September 30, 2010, respectively)	1,489.2	903.4
Broker-dealers, clearing organizations and counterparties (including $16.2 and $56.1 at fair value at September 30, 2011 and September 30, 2010, respectively)	146.5	173.9
Receivables from customers, net	115.9	78.0
Notes receivable, net	26.3	29.2
Income taxes receivable	8.8	9.4
Financial instruments owned, at fair value	223.1	159.8
Physical commodities inventory	160.6	125.0
Deferred income taxes	20.7	21.0
Property and equipment, net	15.0	7.3
Goodwill and intangible assets, net	56.1	53.4
Other assets	33.5	22.1
Total assets	$2,635.7	$2,021.7
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $22.3 and $32.3 at fair value at September 30, 2011 and September 30, 2010)	$122.0	$99.4
Payables to:
Customers	1,739.8	1,351.0
Broker-dealers, clearing organizations and counterparties	3.4	3.9
Lenders under loans and overdrafts	77.4	114.9
Income taxes payable	4.6	2.8
Financial instruments sold, not yet purchased, at fair value	390.9	189.6
	2,338.1	1,761.6
Subordinated debt	—	0.5
Convertible subordinated notes payable	—	16.7
Total liabilities	2,338.1	1,778.8
Commitments and contingencies (Note 14)
Equity:
INTL FCStone Inc. stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 30,000,000 shares; 18,653,964 issued and 18,642,407 outstanding at September 30, 2011 and 17,612,792 issued and 17,601,535 outstanding at September 30, 2010	0.2	0.2
Common stock in treasury, at cost - 11,557 shares at September 30, 2011 and 11,257 shares at September 30, 2010	(0.1)	(0.1)
Additional paid-in capital	205.2	184.6
Retained earnings	97.0	59.7
Accumulated other comprehensive loss	(6.0)	(3.1)
Total INTL FCStone Inc. stockholders’ equity	296.3	241.3
Noncontrolling interests	1.3	1.6
Total equity	297.6	242.9
Total liabilities and equity	$2,635.7	$2,021.7
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Income Statements

	Year Ended September 30,
(in millions, except share and per share amounts)	2011	2010	2009
Revenues:
Sales of physical commodities	$75,123.4	$46,709.2	$43,554.0
Trading gains	205.7	86.5	39.1
Commission and clearing fees	134.5	119.9	6.5
Consulting and management fees	22.7	17.2	1.9
Interest income	10.3	7.0	1.8
Other income	1.0	0.5	0.4
Total revenues	75,497.6	46,940.3	43,603.7
Cost of sales of physical commodities	75,074.4	46,671.3	43,513.1
Operating revenues	423.2	269.0	90.6
Interest expense	11.3	9.9	8.0
Net revenues	411.9	259.1	82.6
Non-interest expenses:
Compensation and benefits	176.6	104.2	40.2
Clearing and related expenses	77.4	68.2	16.0
Introducing broker commissions	24.0	18.9	—
Communication and data services	15.5	11.1	2.1
Occupancy and equipment rental	8.9	6.2	1.1
Professional fees	10.6	8.1	2.2
Depreciation and amortization	4.7	1.6	0.8
Bad debts and impairments	6.2	5.8	3.0
Other	28.5	17.1	3.9
Total non-interest expenses	352.4	241.2	69.3
Income from continuing operations, before tax	59.5	17.9	13.3
Income tax expense	22.5	6.4	2.6
Net income from continuing operations	37.0	11.5	10.7
Income (loss) from discontinued operations, net of tax	0.2	0.6	(1.1)
Income before extraordinary (loss) income	37.2	12.1	9.6
Extraordinary (loss) income	—	(7.0)	18.5
Net income	37.2	5.1	28.1
Add: Net loss (income) attributable to noncontrolling interests	0.1	0.3	(0.5)
Net income attributable to INTL FCStone Inc. common stockholders	$37.3	$5.4	$27.6
Basic earnings per share:
Income from continuing operations attributable to INTL FCStone Inc. common stockholders	$2.06	$0.68	$1.16
Income (loss) from discontinued operations attributable to INTL FCStone Inc. common stockholders	0.01	0.03	(0.13)
Extraordinary (loss) income attributable to INTL FCStone Inc. common stockholders	—	(0.40)	2.08
Net income attributable to INTL FCStone Inc. common stockholders	$2.07	$0.31	$3.11
Diluted earnings per share:
Income from continuing operations attributable to INTL FCStone Inc. common stockholders	$1.95	$0.66	$1.10
Income (loss) from discontinued operations attributable to INTL FCStone Inc. common stockholders	0.01	0.03	(0.12)
Extraordinary (loss) income attributable to INTL FCStone Inc. common stockholders	—	(0.39)	1.82
Net income attributable to INTL FCStone Inc. common stockholders	$1.96	$0.30	$2.80
Weighted-average number of common shares outstanding:
Basic	17,618,085	17,306,019	8,895,697
Diluted	18,567,454	17,883,233	10,182,586
Amounts attributable to INTL FCStone Inc. common stockholders:
Income from continuing operations, net of tax	$37.1	$11.8	$10.2
Income (loss) from discontinued operations, net of tax	0.2	0.6	(1.1)
Extraordinary (loss) income	—	(7.0)	18.5
Net income	$37.3	$5.4	$27.6
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Cash Flows Statements

	Year Ended September 30,
(in millions)	2011	2010	2009
Cash flows from operating activities:
Net income	$37.2	$5.1	$28.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4.7	1.7	0.7
Provision for bad debts and impairments	6.2	3.5	—
Deferred income taxes	1.8	3.7	(3.7)
Amortization of debt issuance costs and debt discount	1.6	0.2	0.2
Convertible debt interest settled in company stock upon conversion	0.2	—	—
Noncontrolling interest	—	—	0.7
Amortization of stock-based compensation expense	2.3	1.9	1.9
Unrealized gains from INTL Consilium managed funds	—	—	(2.0)
Loss on disposition of INTL Consilium	—	—	0.4
Extraordinary loss (gain) on acquisition of FCStone	—	7.0	(18.5)
Impairment of INTL Sieramet	—	1.1	1.1
Deconsolidation and impairment of Agora-X subsidiary	—	(2.9)	—
Gain on acquisition of INTL Provident	(0.4)	—	—
Changes in operating assets and liabilities, net:
Cash, securities and other assets segregated under federal and other regulations	(104.1)	(0.3)	—
Deposits and receivables from exchange-clearing organizations	(586.0)	(4.2)	—
Deposits and receivables from broker-dealers, clearing organizations, and counterparties	47.1	(57.6)	11.2
Receivable from customers, net	(39.1)	(18.2)	1.9
Notes receivable from customers, net	2.9	(7.0)	—
Income taxes receivable	0.6	35.4	(4.6)
Financial instruments owned and securities purchased under agreements to resell, at fair value	280.7	(212.7)	44.9
Physical commodities inventory	(35.6)	(18.1)	(49.6)
Other assets	(12.1)	3.9	(2.2)
Accounts payable and other accrued liabilities	30.8	1.9	(6.0)
Payable to customers	366.2	415.3	26.1
Payable to broker-dealers, clearing organizations and counterparties	(0.5)	(0.4)	(22.5)
Income taxes payable	1.6	0.4	0.6
Financial instruments sold, not yet purchased, at fair value	202.9	(46.7)	(26.1)
Net cash provided by (used in) operating activities	209.0	113.0	(17.4)
Cash flows from investing activities:
Capital contribution of consolidated joint venture partner	—	—	0.2
Capital distribution to consolidated joint venture partner	—	—	(2.8)
Deconsolidation of affiliates	—	(0.3)	(8.2)
Disposition of affiliates	—	0.2	0.4
Investment withdrawals from managed funds	—	—	17.9
Cash acquired with acquisition of FCStone	—	—	24.2
Cash paid for other acquisitions, net	(9.3)	(37.6)	(1.1)
Purchase of exchange memberships and common stock	(3.4)	—	—
Sale of exchange memberships and common stock	1.3	—	—
Purchase of property and equipment	(10.1)	(4.7)	(2.8)
Net cash (used in) provided by investing activities	(21.5)	(42.4)	27.8
Cash flows from financing activities:
Net change in payable to lenders under loans and overdrafts	(37.5)	6.1	(13.8)
Payments related to earn-outs on acquisitions	(9.4)	—	—
Repayment of subordinated debt	(0.5)	(56.0)	—
Share repurchase	—	—	(0.1)
Debt issuance costs	(2.4)	—	—
Exercise of stock options	1.4	0.7	0.4
Income tax benefit on stock options and awards	—	—	0.3
Net cash used in financing activities	(48.4)	(49.2)	(13.2)

(continued)
	Year Ended September 30,
(in millions)	2011	2010	2009
Effect of exchange rates on cash and cash equivalents	(0.4)	—	0.5
Net increase (decrease) in cash and cash equivalents	138.7	21.4	(2.3)
Cash and cash equivalents at beginning of period	81.9	60.5	62.8
Cash and cash equivalents at end of period	$220.6	$81.9	$60.5
Supplemental disclosure of cash flow information:
Cash paid for interest	$9.5	$7.4	$8.8
Income taxes paid (received), net of cash refunds	$17.6	$(33.3)	$8.3
Supplemental disclosure of non-cash investing and financing activities:
Conversion of subordinated notes to common stock, net	$16.7	$—	$0.1
Estimated beginning fair value of assets and (liabilities) received on consolidation:
Assets acquired	$—	$—	$1,178.9
Liabilities assumed	—	—	(1,020.5)
Noncontrolling interests	—	—	1.6
Total net assets acquired	$—	$—	$160.0
Identified intangible assets and goodwill on acquisitions	$4.9	$39.8	$0.7
Additional consideration payable related to acquisitions	$5.4	$26.3	$—
Issuance of common stock related to acquisitions	$—	$—	$135.5

See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Statements of Stockholders’ Equity

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balances as of September 30, 2008	$0.1	$—	$48.9	$26.7	$(0.9)	$8.1	$82.9
Components of comprehensive income:
Net income				27.6		0.5	28.1
Change in foreign currency translation, net of tax					(0.2)		(0.2)
Change in unrealized loss on derivative instruments, net of tax					(1.5)		(1.5)
Total comprehensive income							26.4
Exercise of stock options			0.4				0.4
Stock-based compensation			2.2				2.2
Convertible note conversions			0.1				0.1
Acquisition or consolidation						1.0	1.0
Disposition or de-consolidation						(7.9)	(7.9)
Purchase of treasury shares		(0.1)					(0.1)
Issuance of shares for acquisition	0.1		135.4				135.5
Balances as of September 30, 2009	$0.2	$(0.1)	$187.0	$54.3	$(2.6)	$1.7	$240.5
Components of comprehensive income:
Net income				5.4		(0.3)	5.1
Change in foreign currency translation, net of tax					(0.1)		(0.1)
Change in unrealized loss on derivative instruments, net of tax					1.1		1.1
Change in pension liabilities, net of tax					(1.7)		(1.7)
Change in unrealized gain or loss on available-for-sale securities, net of tax					0.2		0.2
Total comprehensive income							4.6
Exercise of stock options			0.7				0.7
Stock-based compensation			1.9				1.9
Acquisition or consolidation						1.6	1.6
Disposition or de-consolidation						(1.4)	(1.4)
Stock held in escrow for business combination			(5.0)				(5.0)
Balances as of September 30, 2010	$0.2	$(0.1)	$184.6	$59.7	$(3.1)	$1.6	$242.9
Components of comprehensive income:
Net income (loss)				37.3		(0.1)	37.2
Change in foreign currency translation, net of tax					(0.4)		(0.4)
Change in unrealized loss on derivative instruments, net of tax					1.0		1.0
Change in pension liabilities, net of tax					(2.9)		(2.9)
Change in unrealized gain or loss on available-for-sale securities, net of tax					(0.6)		(0.6)
Total comprehensive income							34.3
Redemption of fund units						(0.2)	(0.2)
Exercise of stock options			1.4				1.4
Stock-based compensation			2.3				2.3
Convertible note conversions			16.9				16.9
Balances as of September 30, 2011	$0.2	$(0.1)	$205.2	$97.0	$(6.0)	$1.3	$297.6
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Notes to Consolidated Financial Statements

Note 1 – Description of Business and Significant Accounting Policies
INTL FCStone Inc., formerly known as International Assets Holding Corporation, a Delaware corporation, and its consolidated subsidiaries (collectively “INTL” or “the Company”), form a financial services group focused on domestic and select international markets. The Company’s services include comprehensive risk management advisory services for commercial customers; execution of listed futures and options on futures contracts on all major commodity exchanges; structured over-the-counter (“OTC”) products in a wide range of commodities; physical trading and hedging of precious and base metals and select other commodities; trading of more than 130 foreign currencies; market-making in international equities; debt origination and asset management.
The Company provides these services to a diverse group of more than 20,000 customers located throughout the world, including producers, processors and end-users of nearly all widely-traded physical commodities to manage their risks and enhance margins; to commercial counterparties who are end-users of the firm’s products and services; to governmental and non-governmental organizations; and to commercial banks, brokers, institutional investors and major investment banks.
The Company entered into an Agreement and Plan of Merger dated July 1, 2009, with FCStone Group, Inc. (“FCStone”) that was approved by the stockholders of the Company on September 25, 2009 and was effective on September 30, 2009 (the "FCStone transaction"). The conclusion of the transaction on September 30, 2009, the last day of the previous fiscal year, means that the consolidated income statements of the Company for the years ended September 30, 2011 and 2010 include the results of FCStone, and the consolidated income statement for the year ended September 30, 2009 reflects the results of INTL as it existed before the transaction except for the extraordinary gain. The consolidated balance sheets as of September 30, 2011 and 2010 reflect the financial condition of INTL after the FCStone transaction. See additional discussion of the transaction in Note 18.
Prior to the acquisition of FCStone in September 2009, the Company’s activities were divided into five reportable segments: International Equities Market-making, Foreign Exchange Trading, Commodities Trading, International Debt Capital Markets and Asset Management. The Company revised its segment reporting as a result of the FCStone transaction, and the Company’s activities are now divided into the following five reportable segments:

•	Commodity and Risk Management Services ("C&RM")

•	Foreign Exchange

•	Securities

•	Clearing and Execution Services ("CES")

•	Other
To conform to the current segment presentation, the Company has restated certain segment information for the year ended September 30, 2009 (see Note 22).
Basis of Presentation
The accompanying consolidated financial statements include the accounts of INTL FCStone Inc. and all other entities in which the Company has a controlling financial interest. All material intercompany transactions and balances have been eliminated in consolidation. All adjustments that, in the opinion of management and consisting only of a normal and recurring nature, are necessary for a fair presentation for the periods presented have been reflected.
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
The Blackthorn Fund had net assets of $3.2 million and $5.2 million as of September 30, 2011 and 2010, respectively. The net assets of the Blackthorn fund consisted of cash and cash equivalents of $17 thousand and $0.6 million, deposits and receivables from broker-dealers, clearing organizations and counterparties of $2.6 million and $2.8 million, investments in managed funds of $1.3 million and $1.8 million, and accounts payable and other accrued liabilities of $0.7 million and less than $50 thousand as of September 30, 2011 and 2010, respectively. Accordingly, the noncontrolling interest shown in the consolidated balance sheets includes the noncontrolling interest of the Blackthorn Fund of $1.3 million and $1.6 million as of September 30, 2011 and 2010, respectively. See Note 5 for discussion of fair value of the financial assets and liabilities.
Unless otherwise stated herein, all references to 2011, 2010, and 2009 refer to the Company’s fiscal years ended September 30.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions relate to fair value measurements for financial instruments and investments, revenue recognition, the provision for potential losses from bad debts, valuation of inventories, valuation of goodwill and intangible assets, incomes taxes and contingencies. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
Foreign Currency Translation
Assets and liabilities recorded in foreign currencies are translated at the exchange rates prevailing on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the period. Gains or losses on translation of the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are recorded in other comprehensive income (“OCI”), net of tax, a component of stockholder's equity. Foreign currency remeasurement gains or losses on transactions in nonfunctional currencies are included within 'trading gains' in the consolidated income statements.
Cash and Cash Equivalents
The Company considers cash held at banks and all highly liquid investments, including certificates of deposit, which may be withdrawn at any time at the discretion of the Company without penalty, to be cash and cash equivalents. Cash and cash equivalents consist of cash, foreign currency, money market funds and certificates of deposit not deposited with or pledged to an exchange-clearing organization. The money market funds are valued at period-end at the net asset value provided by the fund’s administrator, which approximates fair value. Certificates of deposit are stated at cost plus accrued interest, which approximates fair value. All cash and cash equivalents deposited with brokers, dealers and clearing organizations support the Company’s trading activities, and are subject to contractual restrictions. The Company has an investment policy, which limits the maximum amount placed in any one fund and with any one institution in order to reduce credit risk. The Company does not believe that it is exposed to significant risk on cash and cash equivalents.
Cash, Securities and Other Assets Segregated under Federal and other Regulations
Pursuant to requirements of the Commodity Exchange Act, funds deposited by customers relating to futures and options on futures contracts in regulated commodities must be carried in separate accounts which are designated as segregated customer accounts. The deposits in segregated customer accounts are not commingled with the funds of the Company. As of September 30, 2011 and 2010, cash, securities and other assets segregated under federal and other regulations consisted of cash held at banks and money market funds of approximately $96.7 million and $14.5 million, respectively, U.S. government securities and federal agency obligations of approximately $3.7 million and $0.8 million, respectively, and commodities warehouse receipts of approximately $19.0 million and $0, respectively (see fair value measurements discussion in Note 5).
Securities purchased under agreements to resell
The Company has an overnight sweep reverse repurchase agreement program to allow the Company to enter into secured overnight investments (reverse repurchase agreements or reverse repos), which generally provides a higher investment yield than a regular operating account. The reverse repurchase agreements are recorded at amounts at which the securities were initially acquired. It is the policy of the Company to take possession of the securities purchased under agreements to resell. The Company receives U.S. Treasury securities as collateral for the overnight agreements. The securities received are recorded at no more than the lesser of the current fair value of the securities or the net amount to be realized by the Company upon resale of the securities. The maturity of the reverse repurchase agreements is typically one day, at which point the securities are sold and the proceeds are returned to the Company, plus any accrued interest. There were no agreements to resell securities as of September 30, 2011. Agreements to resell securities in the amount of $342.0 million were outstanding as of September 30, 2010.
Deposits and Receivables from Exchange-Clearing Organizations, Broker-dealers, Clearing Organizations and Counterparties, and Payables to Broker-dealers, Clearing Organizations and Counterparties
As required by the regulations of the U.S. Commodity Futures Trading Commission (“CFTC”), customer funds received to margin, guarantee, and/or secure commodity futures transactions are segregated and accounted for separately from the general assets of the Company. Deposits with exchange-clearing organizations, broker-dealers and counterparties pertain primarily to deposits made to satisfy margin requirements on customer and proprietary open futures and options on futures positions and to satisfy the requirements set by clearing exchanges for clearing membership. As of September 30, 2011 and 2010, the Company had cash and cash equivalents on deposit with or pledged to exchange-clearing organizations, broker-dealers and counterparties of $1.2 billion and $532.1 million, respectively.
These balances also include securities pledged by the Company on behalf of customers and customer-owned securities that are pledged. It is the Company’s practice to include customer owned securities on its consolidated balance sheets, as the rights to those securities have been transferred to the Company under the terms of the futures trading agreement. Securities pledged include U.S. Treasury bills and instruments backed by U.S. government sponsored entities and government-sponsored enterprise backed mortgage-backed securities ("mortgage-backed securities"). The securities that are not customer-owned are adjusted to fair value with associated changes in unrealized gains or losses recorded in OCI, net of tax, until realized, a component of stockholders' equity. For customer owned securities, the change in fair value is offset against the customer accounts payable with no impact recognized on the consolidated income statements.
The securities, primarily U.S. Government obligations and mortgage-backed securities, held by FCStone as collateral or as margin have been deposited with exchange-clearing organizations, broker-dealers or other counterparties. The fair value of these securities was approximately $479.2 million and $998.1 million as of September 30, 2011 and 2010, respectively.
Management has considered guidance required by the Transfers and Servicing Topic of the ASC as it relates to securities pledged by customers to margin their accounts. Based on a review of the agreements with the customer, management believes a legal basis exists to support that the transferor surrenders control over those assets if all of the following three conditions are met: (a) the transferred assets have been isolated from the transferor—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (b) each transferee has the right to pledge or exchange the assets (or beneficial interests) it received, and no condition both constrains the transferee (or holder) from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor and (c) the transferor does not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call. Under this guidance, the Company reflects the customer collateral assets and corresponding liabilities in the Company’s consolidated balance sheets as of September 30, 2011 and 2010.
In addition to margin, deposits with exchange-clearing organizations include guaranty deposits. The guaranty deposits are held by the clearing organization for use in potential default situations by one or more members of the clearing organization. The guaranty deposits may be applied to the Company’s obligations to the clearing organization, or to the clearing organization’s obligations to other clearing members or third parties. Deposits with and receivables from exchange-clearing organizations and broker-dealers and counterparties are reported gross, except where a right of offset exists.
The Company maintains customer omnibus and proprietary accounts with other counterparties, and the equity balances in those accounts along with any margin cash or securities deposited with the carrying broker are included in deposits and receivables from broker-dealers and counterparties.
The Company pledges margin deposit with various counterparties for OTC derivative contracts, and the deposits are included in deposits and receivables from counterparties.
Receivables from and payables to exchange-clearing organizations are primarily comprised of amounts due from or due to exchange-clearing organizations for daily variation settlements on open futures and options on futures positions. The variation settlements due from or due to exchange-clearing organizations are paid in cash on the following business day.
Receivables from and Payables to Customers
Receivables from customers, net of the allowance for doubtful accounts, include the total of net deficits in individual futures trading accounts carried by the Company. Customer deficits arise from realized and unrealized trading losses on futures and options on futures positions and amounts due on cash and margin transactions. Customer deficit accounts are reported gross of customer accounts that contain net credit or positive balances, except where a right of offset exists. Net deficits in individual futures trading accounts include both secured and unsecured deficit balances due from customers as of the balance sheet date. Secured deficit amounts are backed by U.S. Treasury bills and notes with a fair value of $0.4 million and $0.2 million as of September 30, 2011 and 2010, respectively, and commodity warehouse receipts with a fair value of $16.2 million as of September 30, 2011. These U.S Treasury bills and notes and commodity warehouse receipts are not netted against the secured deficit amounts, as the conditions for right of setoff have not been met.
Payables to customers represent the total of customer accounts with credit or positive balances. Customer accounts are used primarily in connection with commodity transactions and include gains and losses on open commodity trades as well as securities and other deposits made as required by the Company or the exchange-clearing organizations. Customer accounts with credit or positive balances are reported gross of customer deficit accounts, except where a right of offset exists. Payables to customers for regulated accounts are for transactions facilitated by FCStone, a futures commission merchants ("FCM"), with exchange-clearing organizations. Payables to customers for unregulated accounts are for transactions occurring in the OTC markets.
For regulatory purposes, certain customers, which would include persons who are affiliated with the Company or is a principal, such as an officer or director, and any person who is materially involved in the management of the Company, are identified as noncustomers. A noncustomer account may not be carried as a customer account due to an affiliation with the Company. In a liquidation event, amounts owed to noncustomers are paid in the same priority as amounts owed to general creditors of the Company. These accounts are also referred to as proprietary accounts. The amounts related to noncustomer accounts are included in 'payables to customers' on the consolidated balance sheets.
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
The Company generally charges off an outstanding receivable balance when all economically sensible means of recovery have been exhausted. That determination considers information such as the occurrence of significant changes in the customer's financial position such that the customer can no longer pay the obligation, or that the proceeds from collateral will not be sufficient to pay the balance.
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
Physical Commodities Inventory
Physical commodities inventories are stated at the lower of cost or market ("LCM"), using the weighted-average price and first-in first-out costing method. Cost includes finished commodity or raw material and processing costs related to the purchase and processing of inventories.
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation and amortization and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the improvement or the term of the lease, whichever is shorter. Certain costs of software developed or obtained for internal use are capitalized and amortized over the estimated useful life of the software. Expenditures for maintenance, repairs, and minor replacements are charged to operations, as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in earnings.
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
Identifiable intangible assets subject to amortization are amortized using the straight-line method over their estimated period of benefit, ranging from two to twenty years. Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with the

Intangibles – Goodwill and Other Topic of the ASC. Residual value is presumed to be zero. Identifiable intangible assets not subject to amortization are reviewed at each reporting period to reevaluate if the intangible asset’s useful life remains indefinite. Additionally, intangible assets not subject to amortization are tested annually for impairment at the fiscal year-end, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. No impairments of identifiable intangible assets have been identified during any of the periods presented.
Financial Instruments and Derivatives
Financial instruments owned, at fair value and financial instruments sold, not yet purchased, at fair value consist of financial instruments carried at fair value or amounts that approximate fair value, with related unrealized changes in gains or losses recognized in the Company’s results of operations, except for securities classified as available-for-sale. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.
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
The Company has classified certain U.S. government obligations, mortgage-backed securities, corporate debt securities and exchange firm common stock not pledged for clearing purposes as available-for-sale, which are carried at fair value based on observable or quoted market prices and associated unrealized gains or losses are recorded as a component of OCI, net of tax, until realized, unless an unrealized loss is determined to be other than temporary, in which case such loss is charged to earnings. The Company classifies those securities as available-for-sale because it would consider selling them prior to maturity to meet liquidity needs or as part of the Company’s risk management program.
The Company computes the cost of its securities on a specific identification basis. Such cost includes the direct costs to acquire securities, adjusted for the amortization of any discount or premium. The amortized cost of securities is computed under the effective-interest method and is included in interest income. Realized gains and losses, declines in value judged to be other than temporary and interest on available-for-sale securities are included in earnings.
Investment in managed funds, at fair value represents investments in funds managed by the Company’s fund managers. The investments are valued at period-end at the net asset value provided by the fund’s administrator.
Commodities warehouse receipts are valued at the cash price for the commodity based on published market quotes. For commodities warehouse receipts, the change in fair value is offset against the payable to customers with no impact on the consolidated income statements.
The Company utilizes derivative instruments to manage exposures to foreign currency, commodity price and interest rate risks for the Company and its customers. The Company’s objectives for holding derivatives include reducing, eliminating, and efficiently managing the economic impact of these exposures as effectively as possible. Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated as a hedge, the effective portion of the derivative’s gain or loss is initially recorded in OCI, net of tax, and is subsequently recognized in earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized in earnings. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in earnings.
The Company’s derivative contracts consist of exchange-traded and OTC derivatives. Fair values of exchange-traded derivatives are generally determined from quoted market prices. OTC derivatives are valued using valuation models. The valuation models used to derive the fair values of OTC derivatives require inputs including contractual terms, market prices, yield curves and measurements of volatility. The Company uses similar models to value similar instruments. Where possible, the Company verifies the values produced by pricing models by comparing them to market transactions. Inputs may involve judgment where market prices are not readily available. The Company does not elect hedge accounting under the Derivatives and Hedging Topic of the ASC in accounting for derivatives used as economic hedges in its commodities.
The Company provides clearing and execution of exchange-traded futures and options on futures for middle-market intermediaries, end-users, producers of commodities and the institutional and professional trader market segments. The Company has a subsidiary that is a registered FCM, clearing on various exchanges. The primary sources of revenues for the Company's FCM are commissions and clearing fees derived from executing and clearing orders for commodity futures contracts and options on futures on behalf of its customers.
The Company also brokers foreign exchange forwards, options and cash, or spot, transactions between customers and external counterparties. A portion of the contracts are arranged on an offsetting basis, limiting the Company's risk to performance of the two offsetting parties. The offsetting nature of the contracts eliminates the effects of market fluctuations on the Company's operating results. Due to the Company's role as a principal participating in both sides of these contracts, the amounts are presented gross on the consolidated balance sheets at their respective fair values, net of offsetting assets and liabilities.
In addition, the Company engages in speculative trading and holds proprietary positions in futures, options, swaps and forward contracts, including corn, wheat, soybeans, sugar and silver. Since some of the derivatives held or sold by the Company are for speculative trading purposes, these derivative instruments are not designated as hedging instruments and accordingly, the changes in fair value during the period are recorded in the consolidated income statements as a component of 'trading gains' (see Note 6).
The Company also holds proprietary positions in its foreign exchange line of business. On a limited basis, the Company's foreign exchange trade desk will accept a customer transaction and will offset that transaction with a similar but not identical position with a counterparty. These unmatched transactions are intended to be short-term in nature and are often conducted to facilitate the most effective transaction for the Company's customer. These spot and forward contracts are accounted for as free-standing derivatives and reported in the consolidated balance sheets at their fair values. The Company does not seek hedge accounting treatment for these derivatives, and accordingly, the changes in fair value during the period are recorded in the consolidated income statements within 'trading gains' (see Note 6). In applying the guidance in the Balance Sheet-Offsetting Topic of the ASC, the Company's accounting policy is such that open contracts with the same customer are netted at the account level, in accordance with netting arrangements in place with each party, as applicable and rights to reclaim cash collateral or obligations to return cash collateral are netted against fair value amounts recognized for derivative instruments with the same customer in accordance with the master netting arrangements in place with each customer.
The Company may lease commodities to or from customers or counterparties, or advance commodities to customers on an unpriced basis, receiving payment as and when they become priced. These are valued at fair value and classified under financial instruments as hybrid contracts with embedded derivative features that cannot be reliably measured and separated from the host contract. As permitted by the Derivatives and Hedging Topic of the ASC, the entire instrument is recorded at fair value, with the corresponding change in fair value recognized as revenue within the consolidated income statements as a component of 'trading gains'.
Exchange Memberships and Stock
The Company is required to hold certain exchange membership seats and exchange firm common stock and pledge them for clearing purposes, in order to provide the Company the right to process trades directly with the various exchanges. Exchange memberships include seats on the Chicago Board of Trade ("CBOT"), the Board of Trade of Kansas City, Missouri, Inc., the Minnesota Grain Exchange, the New York Mercantile Exchange ("NYMEX"), the COMEX Division of the New York Mercantile Exchange, Mercado de Valores de Buenos Aires S.A. ("MERVAL"), the Chicago Mercantile Exchange ("CME") Growth and Emerging Markets, InterContinental Exchange, Inc. ("ICE") Futures and London Metal Exchange ("LME"). Exchange firm common stock include shares of CME Group, Inc., ICE and LME.
Exchange memberships and firm common stocks pledged for clearing purposes are recorded at cost, in accordance with U.S. GAAP and CFTC regulations and are included within 'other assets' on the consolidated balance sheets. Equity investments in exchange firm common stock not pledged for clearing purposes are classified as available-for-sale and recorded at fair value, with unrealized gains and losses recorded as a component of OCI, net of tax, until realized. Equity investments in exchange firm common stock not pledged for clearing purposes are included within the 'financial instruments owned' on the consolidated balance sheets.
The cost basis for FCStone’s exchange memberships and firm common stock was established using fair value on September 30, 2009 as a result of applying purchase accounting relating to the acquisition of FCStone’s assets. The cost basis for the Hanley Companies' exchange memberships was established using fair value on July 1, 2010, as a result of applying purchase accounting relating to the acquisition of the Hanley Companies' assets. The Company acquired shares of the LME during the year ended September 30, 2011 at a cost of $3.4 million.
In January 2011, excess shares of exchange firm common stock, with a cost basis of $1.2 million, were sold, resulting in a nominal gain. In July 2011, the CME Group removed the requirement of its member firms to hold a specified quantity of its exchange firm common stock in order to process trades directly with the exchange. Since the shares of CME Group common stock are no longer pledged for clearing purposes, during the fiscal year ended September 30, 2011, the Company designated the shares as available-for-sale and recorded them at fair value within 'financial instruments owned' in the consolidated balance sheets.
The cost basis for exchange memberships and firm common stock pledged for clearing purposes was $10.3 million and $11.9 million as of September 30, 2011 and 2010, respectively. The fair value of exchange memberships and firm common stock pledged for clearing purposes was $10.5 million and $9.9 million as of September 30, 2011 and 2010, respectively. The fair value of exchange firm common stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. The Company monitors the fair value of exchange membership seats and firm common stock on a quarterly basis, and does not consider any current unrealized losses on individual exchange memberships to be anything other than a temporary impairment.
Business Combinations
Acquisitions during fiscal 2011 and 2010 are accounted for as business combinations in accordance with the provisions of the Business Combinations Topic of the ASC. Under the new accounting guidance the method of accounting for a number of aspects of business combinations was revised, such that more assets and liabilities acquired will be measured at fair value as of the acquisition date. Certain contingent liabilities acquired will require remeasurement at fair value in each subsequent reporting period. Noncontrolling interests will initially be measured at fair value and classified as a separate component of equity. Acquisition related costs, such as fees for attorneys, accountants, and investment bankers, will be expensed as incurred and no longer capitalized as part of the purchase price. For all acquisitions, regardless of the consummation date, deferred tax assets, valuation allowances, and uncertain tax position adjustments occurring after the measurement period will be recorded as a component of income, rather than adjusted through goodwill.
Acquisitions during fiscal 2009 were accounted for as purchase business combinations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Under the purchase method of accounting, the costs, including transaction costs, are allocated to the underlying net assets acquired, based on their respective estimated fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill, which is not amortized to expense. Any excess of the estimated fair values of the net assets acquired over the purchase price results in negative goodwill. Negative goodwill is allocated as a pro rata reduction of the amounts assigned to the assets acquired excluding financial assets, deferred taxes and other current assets. If negative goodwill exceeds the amount of those assets, the remaining excess is recognized as an extraordinary gain in the income statement. Direct out-of-pocket or incremental costs that are directly related to a business combination are included in the cost of the acquired enterprise. Costs included in the cost of the acquired enterprise include finder’s fees or other fees paid to outside consultants for accounting, legal or appraisal services.
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
Trading gains include brokerage fees and margins generated from OTC derivative trades executed with customers and other counterparties and are recognized when trades are executed. Trading gains also include activities where the Company acts as principal in the purchase and sale of individual securities, currencies, commodities or derivative instruments with our customers. These transactions may be offset simultaneously with another customer or counterparty, offset with similarly but not identical positions on an exchange, made from inventory, or may be aggregated with other purchases to provide liquidity intraday, for a number of days, or in some cases, particularly the base metals business, even longer periods (during which fair value may fluctuate). In addition, trading gains includes activities from the Company's operations of a proprietary foreign exchange desk which arbitrages the futures and cash markets (see additional discussion in the Financial Instruments and Derivatives policy note for revenue recognition on proprietary trading activities). Net dealer inventory and investment gains are recognized on a trade-date basis and include realized gains or losses and changes in unrealized gains or losses on investments at fair value. Dividend income and dividend expense, on short equity positions, are recognized net, within 'trading gain' on the ex-dividend date.
Commissions on futures contracts are recognized on a half-turn basis in two equal parts. The first half is recognized when the contract is purchased (opened) and the second half is recognized when the transaction is closed. Commissions on options on futures contracts are generally recognized on a half-turn basis, except that full commissions are recognized on options expected to expire without being exercised or offset. Commissions and fees are charged at various rates based on the type of account, the products traded, and the method of trade. Clearing and transaction fees are charged to customers on a per exchange contract basis based on the trade date. Such fees are for clearing customers’ exchange trades and include fees charged to the Company by the various futures exchanges.
Consulting and management fees include risk management consulting fees which are billed and recognized as revenue on a monthly basis when risk management services are provided. Such agreements are generally for one year periods, but are cancelable by either party upon providing thirty days written notice to the other party and the amounts are not variable based on customer trading activities. Asset management fees are recognized as they are earned based on estimates of fees due at each period-end date. These include estimated performance fees based on the amount that would be due under the formula for exceeding performance targets as of the period-end date. Estimated performance fees may be at risk due to future performance contingencies until such time as they are fixed. Fee income for structuring and arrangement of debt transactions and management and investment advisory income is recorded when the services related to the underlying transactions are provided and success fees are recorded when complete, as determined under the terms of the assignment or engagement.
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
Share-Based Compensation
The Company accounts for share-based compensation in accordance with the guidance of the Compensation-Stock Compensation Topic of the ASC. The cost of employee services received in exchange for a share-based award is generally measured based on the grant-date fair value of the award. Share-based employee awards that require future service are amortized over the relevant service period. Expected forfeitures are included in determining share-based employee compensation expense. In the first quarter of 2006, the Company adopted the guidance under the Compensation-Stock Compensation Topic of the ASC using the modified prospective method. For option awards granted subsequent to the adoption, compensation cost is recognized on a straight-line basis over the vesting period for the entire award. The expense of unvested option awards granted prior to the adoption are recognized on a straight-line basis, over the balance of the vesting period.
Clearing and Related Expenses
Clearing fees and related expenses include expenses for exchange-traded futures and options on futures clearing and settlement services, including fees the Company pays to the exchanges and the floor pit brokers. These fees are based on transaction volume, and recorded as expense on the trade date. Clearing fees are passed on to our customers and presented gross in the consolidated statements of operations under the Revenue Recognition Topic of the ASC, as the Company acts as a principal for these transactions.
Introducing Broker Commissions
Introducing broker commissions include commissions paid to non-employee third parties that have introduced customers to the Company. Introducing brokers are individuals or organizations that maintain relationships with customers and accept futures and options orders from those customers. We directly provide all account, transaction and margining services to introducing brokers, including accepting money, securities and property from the customers. The commissions are determined and settled monthly.
Income Taxes
Income tax expense includes U.S. federal and state and foreign income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Tax provisions are computed in accordance with the Income Taxes Topic of the ASC.
Comprehensive Income
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive income (loss) includes net actuarial losses from defined benefit pension plans, unrealized gains and losses on available-for-sale securities, and changes in the fair value of interest rate swap agreements, to the extent they are, or previously were, effective as cash flow hedges.

Preferred Stock
The Company is authorized to issue one million shares of preferred stock, par value of $0.01 per share, in one or more classes or series to be established by the Company's board of directors. As of September 30, 2011 and 2010, no preferred shares were outstanding and the Company's board of directors had not yet established any class or series of shares.
Reclassifications
During the year ended September 30, 2011, the Company reclassified give-up fee revenue in the consolidated income statement to 'commission and clearing fees', from 'consulting and management fees'. Reclassification in the amount of $1.9 million has been made to the year ended September 30, 2010 to conform to the current year presentation. This reclassification had no effect on previously reported total or net revenues.
Recent Accounting Pronouncements
In June 2009, new guidance was issued on transfers and servicing of financial assets to eliminate the concept of a qualifying special-purpose entity, change the requirements for off balance sheet accounting for financial assets including limiting the circumstances where off balance sheet treatment for a portion of a financial asset is allowable, and require additional disclosures. The guidance was effective at the beginning of the Company's 2011 fiscal year. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
In June 2009, new guidance was issued to revise the approach to determine when a variable interest entity ("VIE") should be consolidated. The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIEs economic performance and shares in the significant risks and rewards of the entity. The guidance on VIEs requires companies to continually reassess VIEs to determine if consolidation is appropriate and provide additional disclosures. The guidance was effective for the beginning of the Company's 2011 fiscal year. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
In January 2010, new guidance was issued to require new disclosures and clarify existing disclosure requirements about fair value measurements as set forth in the Fair Value Measurements and Disclosures Topic in the ASC. The guidance requires that a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, the guidance clarifies that for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance was effective for the Company as of the quarter ended March 31, 2010 except for the detailed level 3 roll forward disclosure, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance did not have a material impact on the Company's disclosures in its consolidated financial statements.
In May 2011, the Financial Accounting Standards Board ("FASB") issued an update to the fair value measurement guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments in the update change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendment is not intended to result in a change in the application of the requirements in the Fair Value Measurements Topic in the ASC. This guidance is effective for annual periods beginning after December 15, 2011. Early application is permitted. The Company is expecting to adopt this guidance in the fiscal year 2012. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.
In June 2011, the FASB issued new guidance on the presentation of comprehensive income. This guidance eliminates the current option to report OCI and its components in the statement of changes in equity. Under this guidance, an entity can elect to present items of net income and OCI in one continuous statement or in two separate, but consecutive, statements. In addition, the guidance requires entities to show the effects of items reclassified from OCI to net income on the face of the financial statements. This guidance is effective for fiscal years beginning after December 15, 2012 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required. The FASB has issued a proposal that would defer the requirement to separately present within net income reclassification adjustments of items out of accumulated other comprehensive income. The proposed deferral is intended to be temporary until the FASB has time to reconsider these changes. The other provisions of the guidance will become effective as originally planned by the FASB. The Company is expecting to adopt this guidance in the fiscal year 2012. As the Company reports comprehensive income within its consolidated statements of stockholders' equity, the adoption of this guidance will result in a change in the presentation of comprehensive income in the Company's consolidated financial statements.
In September 2011, the FASB issued amended guidance on goodwill impairment testing. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. Because the qualitative assessment is optional, entities may bypass it for any reporting unit in any period and begin their impairment analysis with the quantitative calculation in step 1. Entities may resume performing the qualitative assessment in any subsequent period. In the qualitative assessment, entities would determine whether it is more likely than not (i.e., a likelihood of more than 50 percent) that the fair value of the reporting unit is less than the carrying amount. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. However, if it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be performed. The guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the guidance does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant, however, it does revise the examples of events and circumstances that an entity should consider. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

Note 2 – Earnings per Share
The Company presents basic and diluted earnings per share ("EPS") using the two-class method which requires all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends and therefore participate in undistributed earnings with common stockholders be included in computing earnings per share. Under the two-class method, net earnings are reduced by the amount of dividends declared in the period for each class of common stock and participating security. The remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. Restricted stock awards granted to certain employees and directors and shares held in trust for the Provident Group acquisition contain non-forfeitable rights to dividends at the same rate as common stock, and are considered participating securities.
Basic EPS has been computed by dividing net income by the weighted-average number of common shares outstanding. The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below.

	Year Ended September 30,
(in millions, except share amounts)	2011	2010	2009
Numerator:
Income from continuing operations attributable to INTL FCStone Inc. stockholders	$37.1	$11.8	$10.2
Less: Allocation to participating securities	(0.9)	(0.2)	(0.2)
Income from continuing operations allocated to common stockholders	$36.2	$11.6	$10.0
Interest on convertible debt, net of tax	$—	$—	$0.9
Less: Allocation to participating securities	—	—	—
Interest on convertible debt allocated to common stockholders, net of tax	$—	$—	$0.9
Loss (income) from discontinued operations	$0.2	$0.6	$(1.1)
Less: Allocation to participating securities	—	—	—
Loss (income) from discontinued operations allocated to common stockholders	$0.2	$0.6	$(1.1)
Extraordinary loss (income)	$—	$(7.0)	$18.5
Less: Allocation to participating securities	—	0.1	(0.3)
Extraordinary loss (income) allocated to common stockholders	$—	$(6.9)	$18.2
Diluted net income	$37.3	$5.4	$28.5
Less: Allocation to participating securities	(0.9)	(0.1)	(0.5)
Diluted net income allocated to common stockholders	$36.4	$5.3	$28.0
Denominator:
Weighted average number of:
Common shares outstanding	17,618,085	17,306,019	8,895,697
Dilutive potential common shares outstanding:
Share-based awards	949,369	577,214	514,680
Convertible debt	—	—	772,209
Diluted weighted-average shares	18,567,454	17,883,233	10,182,586
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
Options to purchase 386,031, 815,066 and 825,302 shares of common stock for fiscal years ended 2011, 2010 and 2009, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.
Note 3 – Segregated Requirements
Pursuant to the requirements of the Commodity Exchange Act, funds deposited by customers of FCStone, LLC relating to futures and options on futures positions in regulated commodities must be carried in separate accounts which are designated as segregated customers’ accounts. Certain amounts in the accompanying table reflect reclassifications and eliminations required for regulatory filing and as a result, may differ from those presented in the accompanying consolidated balance sheets. Funds deposited by customers and other assets, which have been aggregated as belonging to the commodity customers as of September 30, 2011 and 2010, are as follows:

(in millions)	September 30, 2011	September 30, 2010
Cash, at banks - segregated	$71.3	$3.6
Securities - customer segregated	5.5	352.1
Securities held for customers in lieu of cash, at banks	3.7	0.8
Deposits with and receivables from:
Exchange-clearing organizations, including securities, net of omnibus eliminations	1,358.0	808.8
Other futures commission merchants	—	0.6
Securities held for customers in lieu of cash	19.0	18.4
Total customer-segregated funds	1,457.5	1,184.3
Amount required to be segregated	1,406.6	1,162.4
Excess funds in segregation	$50.9	$21.9
Funds deposited by customers and other assets, which are held in separate accounts for customers trading foreign futures and foreign options customers, as of September 30, 2011 and 2010 are as follows:

(in millions)	September 30, 2011	September 30, 2010
Cash - secured	$6.4	$3.9
Equities with futures commission merchants	30.3	9.8
Amounts held by members of foreign boards of trade	2.1	2.2
Total customer-secured funds	38.8	15.9
Amount required to be secured	27.2	12.3
Excess secured funds	$11.6	$3.6
Note 4 – Receivables From Customers and Notes Receivable, net
Receivables from customers, net and notes receivable, net include a provision for bad debts, which reflects our best estimate of probable losses inherent in the receivables from customers and notes receivable. The Company provides for an allowance for doubtful accounts based on a specific-identification basis. The Company continually reviews its provision for bad debts. The allowance for doubtful accounts related to receivables from customers was $11.8 million and $4.9 million as of September 30, 2011 and 2010, respectively. The allowance for doubtful accounts related to notes receivable was $0.1 million and $114.3 million as of September 30, 2011 and 2010, respectively.
During the year ended September 30, 2011, the Company recorded bad debt expense, net of recoveries, of $4.5 million, including provision increases and direct write-offs of $8.2 million, offset by recoveries of $3.7 million. The provision increases during 2011 were primarily related to credit losses recognized on consigned gold transactions, within the C&RM segment, and a clearing customer deficit account within the CES segment. A portion of the loss on consigned gold related to a customer for which a partial provision was recorded during the fourth quarter of 2010. During 2011, negotiation efforts with the customer resulted in settlement of the loss in excess of the amount previously estimated and a charge to bad debt expense for the incremental uncollectible portion. During 2011, the Company recorded recoveries of $3.7 million of bad debt expense related to collection of a previous customer account deficit, within the C&RM segment, and collection following a settlement relating to a disputed trade, within the CES segment, that was “given-up” to FCStone, LLC during the quarter ended June 30, 2010 by another FCM, discussed further below.
During the year ended September 30, 2010, the Company recorded bad debt expense, net of recoveries, of $3.5 million, including provision increases and direct write-offs of $4.2 million, offset by recoveries of $0.7 million. The provision increases during 2010 included a recorded charge to bad debt expense of $2.3 million related to a disputed trade that was "given-up" to FCStone, LLC by another FCM for a customer that held an account with FCStone, LLC. Despite expressly informing the FCM that FCStone, LLC would not accept the "give-up" trade, the "give-up" trade was submitted through the electronic clearing process and erroneously cleared, generating a deficit in the customer's trading account. The customer lacked the financial capacity to cover the account deficit. Additionally, the Company recorded a $2.5 million charge to bad debt expense related to a Dubai customer to whom INTL Commodities DMCC had consigned gold.
As a result of the acquisition of FCStone, the Company acquired notes receivable of $133.7 million as of September 30, 2009 from certain customers and an introducing broker which arose from previous customer account deficits. At the time of the acquisition, the Company estimated collectability of these notes to be $16.7 million. During 2011, the Company recovered

$15.6 million as partial payment against these notes, and charged off $111.5 million of note receivable which was fully reserved. Since the acquisition of FCStone, total recoveries from these customers and introducing broker through September 30, 2011 is $15.5 million, and remaining notes receivable related to these customer account deficits is $1.2 million. The Company expects to collect the remaining amounts from the introducing broker, by withholding commissions due on future revenues collected by the Company, although no assurance can be given as to the timing of collection.
Activity in the allowance for doubtful accounts and notes for the years ended September 30, 2011 and 2010 was as follows:

(in millions)	2011	2010
Balance, beginning of year	$119.2	$123.4
Provision for bad debts	7.2	2.3
Transfer in (1)	2.5	—
Deductions:
Charge-offs	(113.3)	(5.8)
Recoveries	(3.7)	(0.7)
Balance, end of year	$11.9	$119.2

(1)
During the three months ended December 31, 2010, certain open position derivative contracts, which had a $2.5 million credit reserve as of September 30, 2010 were closed, and the deficit account balance was reclassified from financial instruments owned to a receivable from customer. Accordingly, the previously established credit reserve amount was transferred into the allowance for doubtful accounts during the three months ended December 31, 2010.

Additionally, in the normal course of operations the Company accepts notes receivable under sale/repurchase agreements with customers whereby the customers sell certain commodity inventory and agree to repurchase the commodity inventory at a future date at either a fixed or floating rate. These transactions are short-term in nature, and are treated as secured borrowings rather than commodity inventory, purchases and sales in the Company’s consolidated financial statements. As of September 30, 2011 and 2010, the Company had outstanding notes receivable of $24.3 million and $13.6 million, respectively, related to this program.
Note 5 – Assets and Liabilities, at Fair Value
The Company’s financial and nonfinancial assets and liabilities reported at fair value are included within the following captions on the consolidated balance sheets:

•	Cash and cash equivalents

•	Cash, securities and other assets segregated under federal and other regulations

•	Securities purchased under agreements to resell

•	Deposits and receivables from exchange-clearing organizations

•	Deposits and receivables from broker-dealers, clearing organizations and counterparties

•	Financial instruments owned

•	Accounts payable and other accrued liabilities

•	Payables to customers

•	Payables to broker-dealers, clearing organizations and counterparties

•	Financial instruments sold, not yet purchased
The table below sets forth an analysis of the carrying value of financial instruments owned and financial instruments sold, not yet purchased as of September 30, 2011 and 2010. This is followed by tables that provide the information required by the Fair Value Measurements and Disclosures Topic of the ASC for all financial assets and liabilities that are carried at fair value.

	September 30, 2011		September 30, 2010
(in millions)	Owned	Sold, not yet purchased	Owned	Sold, not yet purchased
Common stock and American Depositary Receipts ("ADRs")	$46.9	$23.4	$17.4	$8.5
Exchangeable foreign ordinary equities and ADRs	9.8	23.8	6.6	7.5
Corporate and municipal bonds	8.7	—	13.1	—
U.S. government obligations	0.8	—	5.4	0.2
Foreign government obligations	6.7	—	3.3	—
Derivatives	101.9	122.9	40.2	87.6
Commodities leases and unpriced positions	26.1	220.8	69.2	85.8
Commodities warehouse receipts	16.2	—	—	—
Exchange firm common stock	3.7	—	—	—
Mutual funds and other	1.0	—	2.1	—
Investment in managed funds	1.3	—	2.5	—
	$223.1	$390.9	$159.8	$189.6
Fair Value Hierarchy
As required by the Fair Value Measurements and Disclosures Topic of the ASC, financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). A market is active if there are sufficient transactions on an ongoing basis to provide current pricing information for the asset or liability, pricing information is released publicly, and price quotations do not vary substantially either over time or among market makers. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. The guidance requires the Company to consider counterparty credit risk of all parties to outstanding derivative instruments that would be considered by a market participant in the transfer or settlement of such contracts (exit price). The Company's exposure to credit risk on derivative financial instruments relates to the portfolio of OTC derivative contracts as all exchange-traded contracts held can be settled on an active market with the credit guarantee by the respective exchange. The Company requires each counterparty to deposit margin collateral for all OTC instruments and is also required to deposit margin collateral with counterparties. The Company has assessed the nature of these deposits and used its discretion to adjust each based on the underlying credit considerations for the counterparty and determined that the collateral deposits minimize the exposure to counterparty credit risk in the evaluation of the fair value of OTC instruments as determined by a market participant.
The majority of financial assets and liabilities on the consolidated balance sheets are reported at fair value. Cash is reported at the balance held at financial institutions. Cash equivalents includes money market funds, which are valued at period-end at the net asset value provided by the fund’s administrator, and certificates of deposit, which are stated at cost plus accrued interest, which approximates fair value. Cash, securities and other assets segregated under federal and other regulations include the value of cash collateral as well as the value of other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and commodities warehouse receipts. Deposits with and receivables from exchange-clearing organizations and broker-dealers, clearing organizations and counterparties and payables to customers and broker-dealers, clearing organizations and counterparties include the value of cash collateral as well as the value of money market funds and other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and mortgage-backed securities. These balances also include the fair value of exchange-traded futures and options on futures and exchange-cleared swaps and options determined by prices on the applicable exchange. Financial instruments owned and sold, not yet purchased include the value of U.S. and foreign government obligations, corporate debt securities, derivative financial instruments, commodities, mutual funds and investments in managed funds. The fair value of exchange common stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. Notes payable and subordinated debt carry variable rates of interest and thus approximate fair value.
The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2011 and 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
Cash equivalents, securities, commodities warehouse receipts, derivative financial instruments and contingent liabilities are carried at fair value, on a recurring basis, and are classified and disclosed into three levels within the fair value hierarchy. The Company did not have any fair value adjustments for assets or liabilities measured at fair value on a non-recurring basis during the years ended September 30, 2011 and 2010, except as disclosed in Note 18. The three levels of the fair value hierarchy under the Fair Value Measurements and Disclosures Topic of the ASC are:
Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Level 1 consists of financial assets and liabilities whose fair values are estimated using quoted market prices. Included in Level 1 are money market funds, certificates of deposit, commodities warehouse receipts, common stock and ADRs, some U.S. and foreign obligations, equity investments in exchange firms, some mutual funds, as well as futures and options on futures contracts traded on national exchanges, exchange-cleared swaps and options which are valued using exchange closing prices, and OTC swaps and options contracts using quoted prices from national exchanges in which the Company executes transactions for customer and proprietary accounts;
Level 2 - Quoted prices for identical or similar assets or liabilities in markets that are less active, that is, markets in which there are few transactions for the asset or liability that are observable for substantially the full term. Included in Level 2 are those financial assets and liabilities for which fair values are estimated using models or other valuation methodologies. These models are primarily industry-standard models that consider various observable inputs, including time value, yield curve, volatility factors, observable current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Included in Level 2 are U.S. and foreign government obligations, mortgage-backed securities, some common stock and ADRs, corporate and municipal bonds, some mutual funds, investments in managed funds and OTC forwards, swaps, and options; and
Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 comprises financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. Included in Level 3 are common stock and ADRs, some corporate and municpal bonds, some other investments and contingent liabilities.
The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of September 30, 2011 and September 30, 2010 by level within the fair value hierarchy. There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2011 and 2010.

	September 30, 2011
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Money market funds	$0.1	$—	$—	$—	$0.1
Certificate of deposits	12.6	—	—	—	12.6
Unrestricted cash equivalents	12.7	—	—	—	12.7
Commodities warehouse receipts	19.0	—	—	—	19.0
U.S. government obligations	—	3.7	—	—	3.7
Securities and other assets segregated under federal and other regulations	19.0	3.7	—	—	22.7
Money market funds	1,193.5	—	—	—	1,193.5
U.S. government obligations	—	470.5	—	—	470.5
Mortgage-backed securities	—	8.5	—	—	8.5
Derivatives	7,227.4	—	—	(7,491.7)	(264.3)
Deposits and receivables from exchange-clearing organizations	8,420.9	479.0	—	(7,491.7)	1,408.2
U.S. government obligations	—	0.1	—	—	0.1
Derivatives	47.3	1,073.5	—	(1,104.7)	16.1
Deposits and receivables from broker-dealers, clearing organizations and counterparties	47.3	1,073.6	—	(1,104.7)	16.2
Common stock and ADRs	53.4	2.2	1.1	—	56.7
Corporate and municipal bonds	—	5.1	3.6	—	8.7
U.S. government obligations	—	0.8	—	—	0.8
Foreign government obligations	5.8	0.9	—	—	6.7
Derivatives	210.5	557.6	—	(666.2)	101.9
Commodities leases and unpriced positions	—	66.3	—	(40.2)	26.1
Commodities warehouse receipts	16.2	—	—	—	16.2
Exchange firm common stock	3.0	0.7	—	—	3.7
Mutual funds and other	0.6	—	0.4	—	1.0
Investment in managed funds	—	1.3	—	—	1.3
Financial instruments owned	289.5	634.9	5.1	(706.4)	223.1
Total assets at fair value	$8,789.4	$2,191.2	$5.1	$(9,302.8)	$1,682.9
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$22.3	$—	$22.3
Payables to customers - derivatives	6,234.7	—	—	(6,234.7)	—
Common stock and ADRs	44.9	2.3	—	—	47.2
U.S. and foreign government obligations	—	—	—	—	—
Derivatives	219.9	1,679.1	—	(1,776.1)	122.9
Commodities leases and unpriced positions	—	431.9	—	(211.1)	220.8
Financial instruments sold, not yet purchased	264.8	2,113.3	—	(1,987.2)	390.9
Total liabilities at fair value	$6,499.5	$2,113.3	$22.3	$(8,221.9)	$413.2

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.

	September 30, 2010
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - money market funds	$0.3	$—	$—	$—	$0.3
U.S. government obligations	—	0.8	—	—	0.8
Securities segregated under federal and other regulations	—	0.8	—	—	0.8
Securities purchased under agreements to resell	342.0	—	—	—	342.0
Money market funds	428.2	—	—	—	428.2
U.S. government obligations	—	988.1	—	—	988.1
Mortgage-backed securities	—	10.0	—	—	10.0
Derivatives	4,228.1	—	—	(4,748.0)	(519.9)
Deposits and receivables from exchange-clearing organizations	4,656.3	998.1	—	(4,748.0)	906.4
Common stock and ADRs	22.1	0.7	1.2	—	24.0
Corporate and municipal bonds	—	5.1	8.0	—	13.1
U.S. government obligations	0.1	5.3	—	—	5.4
Foreign government obligations	2.7	0.6	—	—	3.3
Derivatives (2)	186.0	897.9	—	(1,043.7)	40.2
Commodities leases and unpriced positions	—	201.9	—	(132.7)	69.2
Mutual funds and other	1.7	—	0.4	—	2.1
Investment in managed funds	—	1.9	0.6	—	2.5
Financial instruments owned	212.6	1,113.4	10.2	(1,176.4)	159.8
Total assets at fair value	$5,211.2	$2,112.3	$10.2	$(5,924.4)	$1,409.3
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$32.3	$—	$32.3
Payables to customers - derivatives	5,451.0	—	—	(5,451.0)	—
Common stock and ADRs	15.5	0.5	—	—	16.0
U.S. and foreign government obligations	—	0.2	—	—	0.2
Derivatives (2)	189.3	859.5	—	(961.2)	87.6
Commodities leases and unpriced positions	—	127.2	—	(41.4)	85.8
Financial instruments sold, not yet purchased	204.8	987.4	—	(1,002.6)	189.6
Total liabilities at fair value	$5,655.8	$987.4	$32.3	$(6,453.6)	$221.9

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.

(2)
The derivatives include net unrealized gains (losses) that are reclassified to deposits and receivables from broker-dealers, clearing organizations and counterparties and receivables from customers of $56.1 million as of September 30, 2010, as a result of netting and collateral.

Realized and unrealized gains and losses are included within ‘trading gains’ in the consolidated income statements.
Information on Level 3 Financial Assets and Liabilities
The Company’s financial assets at fair value classified within level 3 of the fair value hierarchy as of September 30, 2011 and 2010 are summarized below:

(in millions)	September 30, 2011	September 30, 2010
Total level 3 assets	$5.1	$10.2
Level 3 assets for which the Company bears economic exposure	$5.1	$10.2
Total assets	$2,635.7	$2,021.7
Total financial assets at fair value	$1,682.9	$1,409.3
Total level 3 assets as a percentage of total assets	0.2%	0.5%
Level 3 assets for which the Company bears economic exposure as a percentage of total assets	0.2%	0.5%
Total level 3 assets as a percentage of total financial assets at fair value	0.3%	0.7%

The following tables set forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the fiscal years ended September 30, 2011 and 2010, including a summary of unrealized gains (losses) during the fiscal year ended on the Company’s level 3 financial assets and liabilities still held as of September 30, 2011.

	Level 3 Financial Assets and Financial Liabilities For the Year Ended September 30, 2011
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases, issuances, settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$1.2	$—	$(0.1)	$—	$—	$1.1
Corporate and municipal bonds	8.0	—	(1.7)	(2.7)	—	3.6
U.S. and foreign government obligations	—	—	—	—	—	—
Mutual funds and other	0.4	—	—	—	—	0.4
Investment in managed funds	0.6	0.2	—	(0.8)	—	—
	$10.2	$0.2	$(1.8)	$(3.5)	$—	$5.1
Liabilities:
Contingent liabilities	$32.3	$—	$(2.9)	$(7.1)	$—	$22.3

	Level 3 Financial Assets and Financial Liabilities For the Year Ended September 30, 2010
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases, issuances, settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$1.2	$—	$—	$—	$—	$1.2
Corporate and municipal bonds	4.3	—	0.5	3.2	—	8.0
U.S. and foreign government obligations	0.7	—	—	—	(0.7)	—
Mutual funds and other	0.4	—	—	—	—	0.4
Investment in managed funds	2.7	—	(0.3)	(1.8)	—	0.6
	$9.3	$—	$0.2	$1.4	$(0.7)	$10.2
Liabilities:
Contingent liabilities	$—	$—	$—	$32.3	$—	$32.3
In August 2008, INTL Asia Pte, Ltd., a subsidiary of the Company, arranged a 550 million Thai Baht ("THB"), an $18 million U.S. dollar ("USD") equivalent, issue of debentures for the single asset owning company of Suriwongse Hotel located in Chiang Mai, Thailand. The debentures have a 9.5% coupon and were scheduled to mature in August 2011. The Company arranged for the sale of 375.5 million THB ($12.6 million USD) of the debentures to two investors and the Company retained debentures in the amount of 174.5 million THB ($5.4 million USD). The debentures were secured by a mortgage on the land and hotel buildings, the personal guarantee of the owner, and conditional assignments of accounts and agreements.
The proceeds of this issue were to be used to refinance the previous loan to the hotel owner, finance the hotel's renovation and fund interest up to 50.0 million THB. Renovations were initially planned to be completed by April 2011 and the outstanding debentures were to be refinanced following the completion of renovations. The renovations have been delayed and are currently expected to be completed by the end of fiscal 2012.
In addition, the political and economic conditions in Thailand over the past two years have impacted the performance of the hotel. Following the interest capitalization period, the hotel owner was able to meet four quarterly interest payments on the debentures, however the hotel owner defaulted on the interest payment that was due in March 2011. The Company and other debenture holders have exercised their rights under the share pledge provisions of the debentures, and held a share auction of 100% of the shares of the single asset owning company.  The debenture holders won the share auction (see additional discussion in Note 14).
In accordance with the Fair Value Measurements and Disclosures Topic of the ASC, the Company has estimated the fair value of the debentures on a recurring basis each period. As of September 30, 2011, the Company's investment in the hotel is $3.6 million, and included within the corporate and municipal bonds classification in the level 3 financial assets and financial liabilities tables. The Company has classified its investment in the hotel within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. These cash flows are discounted employing present value techniques. During the year ended September 30, 2011, the Company recorded a loss of $1.7 million, representing an other than temporary impairment.
The Company is required to make additional future cash payments based on certain financial performance measures of its acquired businesses. The Company is required to remeasure the fair value of the cash earnout arrangements on a recurring basis in accordance with the guidance in the Business Combinations Topic of the ASC. The Company has classified its net liabilities for the contingent earnout arrangements within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. The estimated fair value of the contingent purchase consideration is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted employing present value techniques in arriving at the acquisition-date fair value. The discount rate was developed using market participant company data, a level 2 input in the fair value hierarchy, and there have been no significant changes in the discount rate environment. From the dates of acquisition to September 30, 2011, certain acquisitions have had changes in the estimates of undiscounted cash flows, based on actual performances fluctuating from estimates. During the fiscal year ended September 30, 2011, the fair value of the contingent consideration increased $2.9 million, with the corresponding expense classified as 'other' within the consolidated income statements.
 The Company reports transfers in and out of levels 1, 2 and 3, as applicable, using the fair value of the securities as of the beginning of the reporting period in which the transfer occurred.
The value of an exchange-traded derivative contract is equal to the unrealized gain or loss on the contract determined by marking the contract to the current settlement price for a like contract on the valuation date of the contract. A settlement price may not be used if the market makes a limit move with respect to a particular derivative contract or if the securities underlying the contract experience significant price fluctuations after the determination of the settlement price. When a settlement price cannot be used, derivative contracts will be valued at their fair value as determined in good faith pursuant to procedures adopted by management of the Company.
On June 30, 2011, the commodities market experienced downward limit price movements on certain commodities, and on March 31, 2011, the commodities market experienced upward limit price movements on certain commodities. As a result, certain exchange-traded derivative contracts, which would normally be valued using quoted market prices and classified as level 1 within the fair value hierarchy, were priced using a valuation model using observable inputs. Due to the change in valuation techniques because of the limit moves, some derivative assets and derivative liabilities were transferred from level 1 and classified as level 2 during the year ended September 30, 2011. Such derivative assets and liabilities were valued using quoted market prices prior to March 31, 2011 and as of September 30, 2011 and as such, were classified as level 1.
The Company did not have any additional significant transfers between level 1 and level 2 fair value measurements for the year ended September 30, 2011.
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
The Company has recorded unrealized gains of $0.2 million, net of income tax expense of $0.1 million related to U.S. government obligations and corporate bonds classified as available-for-sale securities in OCI as of September 30, 2011. The following tables summarize the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses of the Company’s investment securities classified as available-for-sale as of September 30, 2011 and September 30, 2010:

September 30, 2011
Amounts included in financial instruments owned:
	Amortized Cost	Unrealized Holding (1)		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$0.5	$—	$—	$0.5
Corporate bonds	5.0	—	—	5.0
	$5.5	$—	$—	$5.5

(1)	Unrealized gain/loss on financial instruments owned as of September 30, 2011, is less than $0.1 million.

Amounts included in deposits with and receivables from exchange-clearing organizations:
	Amortized Cost	Unrealized Holding		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$440.6	$0.1	$—	$440.7
Mortgage-backed securities	8.3	0.2	—	8.5
	$448.9	$0.3	$—	$449.2

September 30, 2010
Amounts included in financial instruments owned:
	Amortized Cost	Unrealized Holding (1)		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$5.0	$—	$—	$5.0
Corporate bonds	5.1	—	—	5.1
	$10.1	$—	$—	$10.1

(1)	Unrealized gain/loss on financial instruments owned as of September 30, 2010, is less than $0.1 million.

Amounts included in deposits with and receivables from exchange-clearing organizations:
	Amortized Cost	Unrealized Holding		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$936.0	$0.4	$—	$936.4
Mortgage-backed securities	10.1	—	(0.1)	10.0
	$946.1	$0.4	$(0.1)	$946.4
As of September 30, 2011 and September 30, 2010, investments in debt securities classified as available-for-sale (AFS) mature as follows:

September 30, 2011
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$441.2	$—	$441.2
Corporate bonds	5.0	—	5.0
Mortgage-backed securities	—	8.5	8.5
	$446.2	$8.5	$454.7

September 30, 2010
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$876.0	$65.4	$941.4
Corporate bonds	—	5.1	5.1
Mortgage-backed securities	—	10.0	10.0
	$876.0	$80.5	$956.5
There were no sales of AFS Securities during three and nine months ended September 30, 2011 and September 30, 2010, and as a result, no realized gains or losses were recorded for the three and nine months ended September 30, 2011 and September 30, 2010.
For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.
The Company has also classified equity investments in exchange firms' common stock not pledged for clearing purposes as available-for-sale. The investments are recorded at fair value, with unrealized gains and losses recorded, net of taxes, as a component of OCI until realized. As of September 30, 2011, the cost and fair value of the equity investments in exchange firms is $4.4 million and $3.7 million, respectively. As of September 30, 2010, all equity investments in exchange firms held by the Company were pledged for clearing purposes and recorded at cost within 'other assets' in the consolidated balance sheet. The

Company has recorded unrealized losses of $0.4 million, net of income tax benefit of $0.3 million in OCI related to equity investments in exchange firms as of September 30, 2011. The Company monitors the fair value of exchange common stock on a periodic basis, and does not consider any current unrealized losses to be anything other than temporary impairment.
Note 6 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements as of September 30, 2011 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to September 30, 2011. The total of $390.9 million as of September 30, 2011 includes $122.9 million for derivative contracts, which represent a liability to the Company based on their fair values as of September 30, 2011.
Derivatives
The Company utilizes derivative products in its trading capacity as a dealer in order to satisfy client needs and mitigate risk. The Company manages risks from both derivatives and non-derivative cash instruments on a consolidated basis. The risks of derivatives should not be viewed in isolation, but in aggregate with the Company’s other trading activities. The majority of the Company’s derivative positions are included in the consolidating balance sheets within ‘financial instruments owned, at fair value’, ‘deposits and receivables from exchange-clearing organizations’ and ‘financial instruments sold, not yet purchased, at fair value’.
The Company continues to employ an interest rate risk management strategy, implemented in April 2010, that uses derivative financial instruments in the form of interest rate swaps to manage a portion of the aggregate interest rate position. The Company’s objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap the resulting variable interest earnings into the medium-term interest stream, by using a strip of interest rate swaps that mature every quarter, in order to achieve the two year moving average of the two year swap rate. The risk mitigation of these interest rate swaps is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC, and as a result they are recorded at fair value, with changes in the marked-to-market valuation of the financial instruments recorded within 'trading gains' in the consolidated income statements. As of September 30, 2011, $1.1 billion in notional principal of interest rate swaps were outstanding with a weighted-average life of 14 months.

Listed below are the fair values of the Company's derivative assets and liabilities as of September 30, 2011 and 2010. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	September 30, 2011		September 30, 2010
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$7,074.2	$6,062.4	$4,126.2	$5,332.6
OTC commodity derivatives	763.7	780.1	563.3	562.9
Exchange-traded foreign exchange derivatives	126.9	89.8	84.6	98.7
OTC foreign exchange derivatives (2)(3)	1,074.3	1,118.9	512.6	478.3
Interest rate derivatives	5.5	2.8	22.5	18.6
Equity index derivatives	71.7	79.7	2.8	7.6
Derivative contracts accounted for as hedges:
Interest rate derivatives	—	—	—	1.1
Gross fair value of derivative contracts	9,116.3	8,133.7	5,312.0	6,499.8
Impact of netting and collateral	(9,262.6)	(8,010.8)	(5,791.7)	(6,412.2)
Total fair value included in ‘Deposits and receivables from exchange-clearing organizations’	$(264.3)		$(519.9)
Total fair value included in 'Deposits and receivables from broker-dealers, clearing organizations and counterparties'	$16.1		$—
Total fair value included in ‘Financial instruments owned, at fair value’	$101.9		$40.2
Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$122.9		$87.6

(1)	As of September 30, 2011 and 2010, the Company’s derivative contract volume for open positions was approximately 3.9 million and 3.5 million contracts, respectively.

(2)
In accordance with agreements with counterparties, the Company is allowed to periodically take advances against its open trade fair value. These amounts exclude advances against open trade fair value of $0 and $27.0 million outstanding as of September 30, 2011 and 2010, respectively.

(3)
In accordance with agreements with counterparties, the Company has to maintain a sufficient margin collateral balance based on the value of the open positions. These amounts exclude deposits with the counterparties for margin collateral, which are included in netting and collateral line, of $53.5 million and $0 as of September 30, 2011 and 2010, respectively.

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
The following table sets forth the Company's gains (losses) related to derivative financial instruments for the fiscal year ended September 30, 2011, 2010 and 2009, in accordance with the Derivatives and Hedging Topic of the ASC. The gains (losses) set forth below are included within ‘trading gains’ in the consolidated income statements.

	Year Ended September 30,
(in millions)	2011	2010	2009
Gains (losses) from derivative contracts	$52.6	$(3.3)	$(26.1)
Periodically, the Company uses interest rate swap contracts to hedge certain forecasted transactions. The Company’s primary objective in holding these types of derivatives is to reduce the volatility of earnings and cash flows associated with changes in interest rates. The Company had two interest rate swap contracts, each with a notional amount of $50 million, that matured during the fiscal year ended September 30, 2011. The interest rate swap contracts were entered into in order to hedge potential changes in cash flows resulting from the Company’s variable rate LIBOR based borrowings.
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
As of December 31, 2010, the remaining unrecognized loss relating to both interest rate swaps in accumulated other comprehensive income (loss) was $0.6 million, net of tax. That amount was expected to be recognized in earnings as the forecasted payments affected interest expense. However, at the end of the period ended March 31, 2011, the Company's borrowing levels again decreased significantly and it was determined that the one remaining swap, that was being classified as a cash flow hedge, no longer met the criteria for the deferral of the effective portion of unrecognized hedging gains or losses and the Company discontinued hedge accounting for the remaining swap. In addition, as the Company did not expect the borrowing levels to increase significantly before the swaps were due to mature, the remaining balances were recognized in earnings. The Company recognized a loss of $0.3 million, net of tax, for the fiscal year ended September 30, 2011, as a result of the discontinuation of hedge accounting which is included within ‘trading gains’ in the consolidated income statements.
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
The Company is a party to financial instruments in the normal course of its business through customer and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held as of September 30, 2011 and September 30, 2010 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting, or customer agreements which reduce the exposure to the Company.
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
Note 7 – Physical Commodities Inventory
Commodities in process include commodities in the process of being recycled. As of September 30, 2011 and 2010, $159.4 million and $124.8 million, respectively, of physical commodities inventory served as collateral under one of the Company’s credit facilities, as detailed further in Note 12. The carrying values of the Company’s inventory as of September 30, 2011 and 2010 are shown below.

(in millions)	September 30, 2011	September 30, 2010
Commodities in process	$2.4	$3.6
Finished commodities	158.2	121.4
Physical commodities inventory	$160.6	$125.0
As a result of declining market prices for some commodities, the Company recorded LCM adjustments for physical commodities inventory of $21.9 million and $0.7 million as of September 30, 2011 and 2010, respectively. The adjustments are included within 'cost of sales of physical commodities' in the consolidated income statements.
Note 8 – Property and Equipment, net
Property and equipment are stated at cost, and reported net of accumulated depreciation on the consolidated balance sheets. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from 3 to 10 years. During fiscal years 2011, 2010, and 2009, depreciation expense was $2.4 million, $1.0 million and $0.7 million, respectively. A summary of property and equipment, at cost less accumulated depreciation as of September 30, 2011 and 2010 is as follows:

(in millions)	September 30, 2011	September 30, 2010
Property and equipment:
Furniture and fixtures	$4.8	$3.7
Software	2.4	0.9
Equipment	6.0	2.4
Leasehold improvements	7.1	3.2
Total property and equipment	20.3	10.2
Less accumulated depreciation	(5.3)	(2.9)
Property and equipment, net	$15.0	$7.3
Note 9 – Goodwill
During the fiscal years ended September 30, 2011 and 2010, the Company recognized $2.2 million and $27.0 million, respectively, in additional goodwill related to acquisitions. See discussion in Note 18 related to the additional goodwill recorded for the Company's acquisitions.
Goodwill allocated to the Company’s operating segments as of September 30, 2011 and 2010 is as follows:

(in millions)	September 30, 2011	September 30, 2010
Commodity and Risk Management Services	$30.9	$28.7
Foreign Exchange	6.3	6.3
Securities	5.3	5.3
Goodwill	$42.5	$40.3

Note 10 – Intangible Assets
Intangible assets acquired during the year ended September 30, 2011 relate to acquisitions, as discussed in Note 18. The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows:

	September 30, 2011			September 30, 2010
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Noncompete agreement	$3.7	$(1.7)	$2.0	$3.3	$(0.5)	$2.8
Trade name	0.6	(0.5)	0.1	0.8	(0.4)	0.4
Software programs/platforms	2.1	(0.6)	1.5	2.1	(0.2)	1.9
Customer base	8.9	(1.0)	7.9	7.4	(0.4)	7.0
	15.3	(3.8)	11.5	13.6	(1.5)	12.1
Intangible assets not subject to amortization
Trade name	2.1	—	2.1	1.0	—	1.0
Total intangible assets	$17.4	$(3.8)	$13.6	$14.6	$(1.5)	$13.1
Amortization expense related to intangible assets was $2.3 million, $0.7 million, and $0.2 million for the fiscal years ended 2011, 2010 and 2009, respectively. As of September 30, 2011, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2012	$2.3
Fiscal 2013	1.6
Fiscal 2014	0.9
Fiscal 2015	0.7
Fiscal 2016	0.4
Fiscal 2017 and thereafter	5.6
$11.5

Note 11– Other Expenses
Other expenses for the years ended September 30, 2011, 2010 and 2009 are comprised of the following:

	Year Ended September 30,
(in millions)	2011	2010	2009
Business development	$8.9	$6.3	$1.9
Non-trading hardware and software maintenance and software licensing	2.8	1.3	0.4
Contingent consideration, net(1)	4.7	—	—
Insurance	1.5	1.8	0.3
Other non-income taxes	2.8	1.3	0.2
Advertising, meetings and conferences	1.8	1.7	0.1
Office supplies and printing	1.1	1.2	0.1
Other	4.9	3.5	0.9
Total other expenses	$28.5	$17.1	$3.9
(1) Contingent consideration includes remeasurement of contingent liabilities related to business combinations accounted for in accordance with the provisions of the Business Combinations Topic of the ASC (see Note 5) and additional purchase price, based on achieving specific conditions and earnings targets, relating to FCStone, LLC's previous acquisitions of Downes O'Neill, LLC ("Downes O'Neill") and Globecot, Inc. ("Globecot"). When the Downes O'Neill and Globecot acquisitions occurred, they were recorded in accordance with SFAS No. 141, Business Combinations ("SFAS 141"). As a result of the FCStone transaction on September 30, 2009, these contingent purchase price amounts were considered pre-acquisition contingencies, which were not reasonably estimable during the merger allocation period following the FCStone transaction. In accordance with SFAS 141, adjustments to pre-acquisition contingencies, made after the end of the allocation period, are included in earnings in the current period. There are no further contingent payments relating to the Downes O'Neill acquisition. See Note 14 for discussion of the remaining contingent payments related to the acquisition of Globecot.
Note 12 – Credit Facilities
As of September 30, 2011, the Company had four committed credit facilities under which the Company may borrow up to $375.0 million, subject to certain conditions. Additionally, the Company had an uncommitted forward contract for commodities agreement under which the Company may borrow up to $50.0 million to fund forward contract commodity transactions. The amounts outstanding under these credit facilities are short term borrowings and carry variable rates of interest, thus approximating fair value.
The Company’s credit facilities as of September 30, 2011 consisted of the following:
A one-year revolving syndicated committed loan facility established on September 22, 2010 and renewed by amendment on September 21, 2011, under which the Company’s subsidiary, INTL Commodities, Inc. ("INTL Commodities") is entitled to borrow up to $140 million, subject to certain conditions. The loan proceeds are used to finance the activities of INTL Commodities and are secured by its assets. Unused portions of the loan facility require a commitment fee of 0.75% on the unused commitment. The borrowings outstanding under the facility bear interest at the Eurodollar Rate, as defined and 0.375% as of September 30, 2011, plus 2.875% for the applicable term, at INTL Commodities’ election. The agreement contains financial covenants related to INTL Commodities’ working capital, equity and leverage ratio, as defined. The Company was in compliance with these covenants as of September 30, 2011. The Company paid debt issuance costs of $1.1 million in connection with the renewal of this credit facility, which are being amortized over the twelve month term of the facility. The facility is guaranteed by the Company.
A three-year syndicated committed loan facility established on October 29, 2010 and amended on September 30, 2011 to increase the amount under which the Company is entitled to borrow up to $85 million, subject to certain conditions. The loan proceeds are used to finance working capital needs of the Company and certain subsidiaries. The line of credit is secured by a pledge of shares held in certain of the Company’s subsidiaries. Unused portions of the loan facility require a commitment fee of 0.625% on the unused commitment. Borrowings under the facility may bear interest at the Eurodollar Rate, as defined, plus 3.00% or Base Rate, as defined, plus 2.00%. The agreement contains financial covenants related to consolidated tangible net worth, consolidated domestic tangible net worth, consolidated interest coverage ratio and consolidated net unencumbered liquid assets, as defined. The Company was in compliance with these financial covenants as of September 30, 2011. The agreement also includes a negative covenant prohibiting consolidated capital expenditures to exceed $3.5 million annually. The Company's consolidated capital expenditures during fiscal 2011 exceeded $3.5 million, and the Company requested and was granted a waiver from the lenders, dated September 27, 2011, waiving the limitation on consolidated capital expenditures for the fiscal year ended September 30, 2011. The Company intends to discuss amendment of the consolidated capital expenditures covenant with the lender in fiscal 2012. The Company paid debt issuance costs of $1.2 million in connection with the issuance of this credit facility, which are being amortized over the thirty-six month term of the facility. This committed loan facility replaced two previous lines of credit with a commercial bank under which the Company was entitled to borrow up to $60 million.
An unsecured syndicated committed line of credit, established on June 21, 2010 and renewed by amendment on June 20, 2011, under which FCStone, LLC may borrow up to $75 million. This line of credit is intended to provide short term funding of margin to commodity exchanges as necessary. This line of credit is subject to annual review, and the continued availability of this line of credit is subject to FCStone, LLC’s financial condition and operating results continuing to be satisfactory as set forth in the agreement. Unused portions of the margin line require a commitment fee of 0.50% on the unused commitment. Borrowings under the margin line are on a demand basis and bear interest at the Base Rate, as defined, plus 2.0%, which was5.25% as of September 30, 2011. The agreement contains financial covenants related to FCStone, LLC’s tangible net worth, leverage ratio, and net capital, as defined. FCStone, LLC was in compliance with these covenants as of September 30, 2011. FCStone, LLC paid fees and other debt issuance costs of $0.1 million in connection with the renewal of this credit facility, which are being amortized over the twelve month term of the facility. The facility is guaranteed by the Company.
A one-year syndicated committed borrowing facility established on December 2, 2010, and renewed by amendment on October 11, 2011, under which the Company’s subsidiary, FCStone Financial, Inc. ("FCStone Financial") is entitled to borrow up to $75 million, subject to certain conditions. The loan proceeds are used to finance traditional commodity financing arrangements or the purchase of eligible commodities from sellers who have agreed to sell and later repurchase such commodities from FCStone Financial, and are secured by its assets. Unused portions of the borrowing facility require a commitment fee of 0.50% on the unused commitment. The borrowings outstanding under the facility bear interest at a rate per annum equal to the Base Rate plus Applicable Margin, as defined, which was 2.73% as of September 30, 2011. The agreement contains financial covenants related to tangible net worth, as defined. FCStone Financial was in compliance with this covenant as of September 30, 2011. FCStone Financial paid debt issuance costs of less than $0.1 million in connection with this credit facility, which are being amortized over the twelve month term of the facility. The facility is guaranteed by the Company.
An uncommitted forward contract for commodities agreement established on June 23, 2011, under which the Company’s subsidiary, FCStone Merchant Services, LLC ("FCStone Merchant Services") is entitled to borrow up to $50 million to fund forward contracts on specified commodities. The forward contract commodity transactions include a simultaneous agreement from the lender to purchase specified commodities from FCStone Merchant Services and to sell the same specified commodities to FCStone Merchant Services, on a forward sale basis. The price at which FCStone Merchant Services will be obligated to repurchase the specified commodities from lender is calculated as the purchase price plus accrued interest on the purchase price at the cost of funds rate determined by the lender, which was 2.13% as of September 30, 2011. The facility is guaranteed by the Company.
Credit facilities and outstanding borrowings, including subordinated debt, as of September 30, 2011 and 2010 were as follows:

(in millions)			Amounts Outstanding
Security	Renewal / Expiration Date	Total Commitment	September 30, 2011	September 30, 2010
Certain pledged shares	October 1, 2013	$85.0	$—	$—
Certain foreign exchange assets	Terminated October 2010	—	—	12.5
Certain pledged shares	Terminated October 2010	—	—	11.9
Certain commodities assets	September 20, 2012	140.0	60.0	90.5
None	June 18, 2012	75.0	—	—
Certain commodities assets	October 9, 2012	75.0	15.5	—
Certain forward commodity contracts	n/a	—	1.9	—
None	Terminated December 2010	—	—	0.5
		$375.0	$77.4	$115.4
During fiscal 2012, $215 million of the Company’s committed credit facilities are scheduled to expire. While there is no guarantee that the Company will be able to renew or replace current agreements when they expire, based on a strong liquidity position and capital structure the Company believes it will be able to do so.

Note 13 – Convertible Subordinated Notes
The Company had $16.7 million in aggregate principal amount of the Company’s senior subordinated convertible notes due September 2011 (the "Notes") outstanding as of September 30, 2010. The Notes were general unsecured obligations of the Company and bore interest at the rate of 7.625% per annum, payable quarterly in arrears.
During the fiscal year ended September 30, 2011, the Notes were converted along with accrued interest of $0.2 million into 778,703 shares of common stock of the Company.

Note 14 – Commitments and Contingencies
Legal Proceedings
Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.
If the assessment of a contingency indicates that it is probable that a material loss had been incurred at the date of the financial statements and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Neither accrual nor disclosure is required for loss contingencies that are deemed remote. We accrue legal fees related to contingent liabilities as they are incurred.
In addition to the matters discussed below, from time to time and in the ordinary course of business, we are involved in various legal actions and proceedings, including tort claims, contractual disputes, employment matters, workers' compensation claims and collections. We carry insurance that provides protection against certain types of claims, up to the policy limits of our insurance. During the year ended September 30, 2011, loss contingency accruals, not having a material impact on the consolidated financial statements, have been recorded.  In the opinion of management, possible exposure in these matters in excess of the amounts accrued, is not material to the Company's earnings, financial position, or liquidity.
The following is a summary of significant legal matters involving the Company.
Securities Litigation
FCStone and certain officers of FCStone were named as defendants in an action filed in the United States District Court for the Western District of Missouri on July 15, 2008. A consolidated amended complaint ("CAC") was subsequently filed on September 25, 2009. As alleged in the CAC, the action purports to be brought as a class action on behalf of purchasers of FCStone common stock between November 15, 2007 and February 24, 2009. The CAC seeks to hold defendants liable under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and concerns disclosures included in FCStone's fiscal year 2008 public filings. Specifically, the CAC relates to FCStone's public disclosures regarding an interest rate hedge, a bad debt expense arising from unprecedented events in the cotton trading market, and certain disclosures beginning on November 3, 2008 related to losses it expected to incur arising primarily from a customer energy trading account. FCStone and the named officers moved to dismiss the action. Although the Court denied that motion on November 16, 2010, it limited the action to the public disclosures made on November 3, 2008 and November 4, 2008 related to the energy trading account. As a result of the Court's order and lead plaintiffs' decision not to amend their complaint, the lead plaintiffs lost standing to prosecute the action because they were not shareholders at the relevant time. Counsel for lead plaintiffs have since added named plaintiffs who purport to possess standing. Motion practice with respect to class certification is currently pending before the Court pursuant to which plaintiffs seek to certify a class on behalf of purchasers of FCStone stock between April 14, 2008 and February 24, 2009. The Company and the FCStone defendants continue to believe the action is meritless, and intend to defend the action vigorously.
In August, 2008, a shareholder derivative action was filed against FCStone and certain directors of FCStone in the Circuit Court of Platte County, Missouri, alleging breaches of fiduciary duties, waste of corporate assets and unjust enrichment. An amended complaint was subsequently filed in May, 2009 to add claims based upon the losses sustained by FCStone arising out of a customer's energy trading account. On July 7, 2009, the same plaintiff filed a motion for leave to amend the existing case to add a purported class action claim on behalf of the holders of FCStone common stock.
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
The staff of the Fort Worth Regional Office of the SEC is conducting a formal investigation of FCStone's disclosures and accounting for losses associated with the energy trading account, which occurred prior to the Company's acquisition of FCStone on September 30, 2009. During the quarters ended March 31, 2011 and June 30, 2011, certain employees of the Company testified before the SEC in connection with this investigation. The Company is cooperating fully with the SEC staff in its investigation, but cannot predict the scope, duration or outcome of the matter, including monetary penalties or fines, if any.
The Company has also received a request from the CFTC for certain information relating to the energy trading account matter. The Company is cooperating fully with the staff of the CFTC, and cannot predict the scope, duration or outcome of the CFTC's review, including monetary penalties or fines, if any.
On February 24, 2011, the Company's Board of Directors formed a special committee to conduct an independent investigation of FCStone's disclosures and accounting for losses associated with the energy trading account. The Company's Board of Directors determined that it would be appropriate and consistent with its governance and oversight responsibilities to form the special committee to investigate these matters as they pertain to the private litigation and the SEC investigation described above. The special committee, which is comprised solely of independent directors of the Company who were not formerly directors of FCStone, retained an independent law firm to represent and assist it in its investigation.
Convertible Note Holder Litigation
In November, 2009, an investor in a principal amount of $3.7 million of the Company’s senior subordinated convertible notes due 2011 (the “Notes”), Portside Growth and Opportunity Fund (“Portside”), managed by Ramius LLC, served a notice of motion for summary judgment on the Company, claiming that the FCStone transaction resulted in a change of control as defined in the Notes; and that, as a result, the Company should have afforded Portside the opportunity to have the Notes redeemed at a 15% premium. Portside also claimed default interest at the rate of 15% per annum established in the Notes. Portside’s motion was denied in March, 2010. Portside filed an amended complaint in April, 2010. The remaining three holders of the Notes, Highbridge International LLC ("Highbridge"), LBI Group Inc. and Iroquois Master Fund Ltd. ("Iroquois"), holding Notes in an aggregate amount of $13.0 million, filed a similar lawsuit on the Company on October 20, 2010.
On December 14, 2010 Portside delivered a Conversion Notice to the Company in compliance with the terms of the relevant agreement. The full remaining principal amount and accrued interest converted into 173,966 shares of common stock of the Company. Portside filed a notice of discontinuance thereafter.
On April 21, 2011 the Company's motion to dismiss the investors' lawsuit was denied. Prior to April 21, 2011, one of the investors, Iroquois, converted $3.0 million of its $4.0 million investment in principal amount of the Notes, and accrued interest, into 139,136 shares of common stock of the Company. On April 25, 2011, Iroquois converted the remaining $1.0 million of its original $4.0 million investment in the Notes into 46,133 shares of common stock of the Company.
During July, 2011, LBI Group Inc. sold its entire $5.0 million investment in principal amount of the Notes to Leucadia National Corporation (the holder of approximately 8% of the outstanding common stock of the Company), filed a stipulation of discontinuance in the aforementioned lawsuit and released the Company from any further claims in connection with its prior investment in the Notes.
During September, 2011, Highbridge and Leucadia National Corporation converted the remaining $9.0 million, and accrued interest, into 419,468 shares of common stock of the Company.
Highbridge and Iroquois, each holder of $4.0 million in principal amount of the convertible notes as of September 30, 2009, persist in their claim against the Company. The Company intends to defend the claim vigorously. The matter is expected to go to trial during the summer of 2012.
Sentinel Litigation
In August, 2008, the bankruptcy trustee of Sentinel Management Group, Inc. ("Sentinel") filed adversary proceedings against one of the Company's subsidiaries, FCStone, LLC, and a number of other FCMs in the Bankruptcy Court, subsequently reassigned within the United States District Court, for the Northern District of Illinois seeking avoidance of alleged transfers or withdrawals of funds received by the Company and other FCMs within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions and disallowance of the proof of claim filed by the FCStone, LLC. The trustee seeks recovery of pre- and post-petition transfers totaling approximately $15.5 million and, in April, 2009, filed an amended complaint adding a claim for unjust enrichment. FCStone, LLC answered the complaints and all parties entered into the discovery phase of the litigation. On January 21, 2011 the bankruptcy trustee of Sentinel filed a motion for summary judgment against FCStone, LLC on various counts in the adversary proceedings filed in August, 2008 against FCStone, LLC and a number of other FCMs. The motion has since been fully briefed, and is pending before the Court awaiting decision. FCStone, LLC intends to defend the matter vigorously, and to coordinate its defense with the other FCMs.
Contractual Commitments
Contingent Liabilities - Acquisitions
Under the terms of the purchase agreements, related to the acquisitions listed below, the Company has obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The contingent liability for these estimated additional purchase price considerations are included within ‘accounts payable and other accrued liabilities’ in the consolidated balance sheet as of September 30, 2011. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings.
The Company has a contingent liability relating to the October 2010 acquisition of Hencorp Becstone Futures, L.C., subsequently renamed INTL Hencorp Futures, LLC ("Hencorp Futures"), which may result in the payment of additional purchase price consideration, see Note 18 for discussion of the acquisition. The acquisition date fair value of additional consideration was estimated to be $2.3 million. The contingent liability recorded represents a contingent payment of $0.3 million based on adjusted pre-tax net earnings of Hencorp Futures for fiscal 2011 and the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings during the second, third and fourth fiscal years following the closing of the acquistion and a discount rate being applied to those future payments. The change in fair value for the year ended September 30, 2011 was an increase of $0.5 million, included within ‘other expense’ in the consolidated income statements. The present value of the estimated total purchase price, including contingent consideration, is $6.4 million as of September 30, 2011, of which $2.7 million has not been paid and is included within ‘accounts payable and other liabilities’ in the consolidated balance sheets.
The Company has a contingent liability relating to the July 2010 acquisition of the Hanley Companies, which may result in the payment of additional purchase price consideration, see Note 18 for discussion of the acquisition. The acquisition date fair value of additional consideration was estimated to be $15.6 million. The contingent liability recorded represents contingent payments equal to 15% of the adjusted earnings before interest and taxes of the soft commodities derivatives business of the acquired Hanley Companies and INTL Hanley, LLC (the “Derivatives Division”) for the two twelve-month periods ending June 30, 2012 and June 30, 2013, a final contingent payment based on the cumulative Adjusted EBIT of the Derivatives Division for the three year period commencing on July 1, 2010, with a discount rate being applied to those future payments. The change in fair value for the year ended September 30, 2011 was an increase of $4.2 million, included within ‘other expense’ in the consolidated income statements. The present value of the estimated total purchase price, including contingent consideration, is $51.6 million as of September 30, 2011, of which $13.5 million has not been paid and is included within ‘accounts payable and other liabilities’ in the consolidated balance sheets.
The Company has a contingent liability relating to the April 2010 acquisition of the RMI Companies, which may result in the payment of additional consideration, see Note 18 for discussion of the acquisition. The acquisition date fair value of additional consideration was estimated to be $10.7 million. The contingent liability recorded represents the fair value of expected consideration to be paid based on the forecasted sales during the two-twelve month periods ending March 31, 2012 and 2013, and a discount rate being applied to those future payments. The change in fair value for the year ended September 30, 2011 was a decrease of $1.5 million, included within ‘other expense’ in the consolidated income statements. The present value of the estimated total purchase price, including contingent consideration, is $15.2 million as of September 30, 2011, of which $6.1 million has not been paid and is included within ‘accounts payable and other liabilities’ in the consolidated balance sheets.
The Company has a contingent liability relating to the February, 2008 acquisition of Globecot, Inc. Under the terms of the purchase agreement, the Company has an obligation to pay additional consideration if specific conditions and earnings targets are met in each of the two twelve-month periods ending January 31, 2012 and 2013. As a result of the FCStone transactions, any additional consideration would be considered an adjustment to a pre-acquisition contingency, made after the end of the allocation period, and included in earnings in the current period. The additional consideration is limited to $0.4 million for each of the two twelve-month periods.
Operating Leases
The Company is obligated under various noncancelable operating leases for the rental of office facilities, aircraft, automobiles, service obligations and certain office equipment, and accounts for these lease obligations on a straight line basis. The expense associated with operating leases amounted to $7.2 million, $5.5 million and $1.9 million, for fiscal years ended 2011, 2010 and 2009, respectively. The expenses associated with the operating leases and service obligations are reported in the consolidated income statements within occupancy and equipment rental, clearing and related and other expenses.
Future aggregate minimum lease payments under noncancelable operating leases as of September 30, 2011 are as follows:

(in millions)
Year ending September 30,
2012	$7.3
2013	6.8
2014	5.7
2015	4.8
2016	5.6
Thereafter	13.4
$43.6
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
Impairment
The Company recorded an impairment charge of $1.1 million for the year ended September 30, 2010 in connection with INTL Sieramet LLC, a corporation in which it holds a 55% equity interest. This amount is recorded within ‘bad debts and impairments’ in the consolidated income statement for the year ended September 30, 2010. The impairment charge recognizes the pending liquidation of INTL Sieramet and the probability that there may be incomplete recovery of the full value of its assets.
Note 15 – Capital and Other Regulatory Requirements
The Company's subsidiary FCStone, LLC is a commodity futures commission merchant registered with the CFTC servicing customers primarily in grain, energy and food service-related businesses. Pursuant to the rules, regulations, and requirements of the CFTC and other regulatory agencies, FCStone, LLC is required to maintain certain minimum net capital as defined in such rules, regulations, and requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. Pursuant to the requirements of the Commodity Exchange Act, funds deposited by customers of FCStone, LLC relating to futures and options on futures in regulated commodities must be carried in separate accounts which are designated as segregated customers’ accounts.
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
The Company's subsidiaries Risk Management Incorporated and Hencorp Futures are regulated by the CFTC and the National Futures Association and are both subject to a minimum capital requirement.
The Company's subsidiaries INTL FCStone (Europe) and INTL Global Currencies Limited are regulated by the Financial

Services Authority ("FSA"), the regulator of the financial services industry in the United Kingdom, and subject to a consolidated net capital requirement.
The subsidiaries of the Company are in compliance with all of their regulatory requirements as of September 30, 2011, as follows:

(in millions)			As of September 30, 2011
Subsidiary	Regulatory Authority	Requirement Type	Actual	Minimum Requirement
FCStone, LLC	CFTC	Net capital	$116.6	$58.7
FCStone, LLC	CFTC	Segregated funds	$1,457.5	$1,406.6
INTL Trading	SEC	Net capital	$2.0	$1.0
FCC Investments, Inc.	SEC	Net capital	$0.4	$0.3
FCStone Australia	Australian Securities and Investment Commission	Net capital	$3.3	$0.8
FCStone Australia	New Zealand Clearing Ltd	Capital adequacy	$11.3	$3.9
Risk Management Incorporated	CFTC	Net capital	$0.7	$0.1
Hencorp Futures	CFTC	Net capital	$1.8	$0.1
INTL FCStone (Europe)	FSA	Net capital	$16.3	$4.2
FCStone Europe	Central Bank of Ireland	Net capital	$1.1	$0.6
INTL Global Currencies Limited	FSA	Net capital	$3.1	$1.1
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of September 30, 2011, these subsidiaries were in compliance with their local capital adequacy requirements.
Note 16 – Stock-Based Compensation
Stock-based compensation expense is included within Compensation and benefits in the consolidated income statements and totaled $2.3 million, $1.9 million and $1.9 million for the fiscal years ended 2011, 2010 and 2009, respectively.
Stock Option Plans
The Company sponsors a stock option plan for its directors, officers, employees and consultants. As of September 30, 2011, 750,481 shares were authorized for future grant under this plan. Awards that expire or are canceled generally become available for issuance again under the plan. We settle stock option exercises with newly issued shares of common stock.
Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

	Year Ended September 30,
	2011	2010	2009
Expected stock price volatility	77%	85%	114%
Expected dividend yield	—%	—%	—%
Risk free interest rate	0.72%	1.45%	2.23%
Average expected life (in years)	2.94	2.80	4.70
Expected stock price volatility rates are based on the historical volatility of the Company’s common stock. The Company has not paid dividends in the past and does not currently expect to do so in the future. Risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the estimated period of time that options or awards granted are expected to be outstanding, based on the Company’s historical share option exercise experience for similar option grants. The weighted average fair value of options issued during fiscal years ended 2011, 2010 and 2009 was $11.66, $8.12 and $10.21, respectively.
The following is a summary of stock option activity for the year ended September 30, 2011:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2010	744,871	1,476,500	$20.42	$8.93	3.68	$8.4
Granted	(49,323)	49,323	$23.45	$11.66
Exercised		(126,244)	$11.44	$7.79
Forfeited	8,333	(8,333)	$24.69	$10.90
Expired	46,600	(46,600)	$28.81	$14.43
Balances at September 30, 2011	750,481	1,344,646	$21.05	$8.93	3.06	$9.8
Exercisable at September 30, 2011		846,117	$27.99	$11.67	3.03	$4.0
The total compensation cost not yet recognized for non-vested awards of $1.1 million as of September 30, 2011 has a weighted-average period of 2.08 years over which the compensation expense is expected to be recognized. The total intrinsic value of options exercised during fiscal years 2011, 2010 and 2009 was $1.6 million, $1.4 million and $0.6 million, respectively.
The options outstanding as of September 30, 2011 broken down by exercise price are as follows:

Exercise Price			Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Term (in Years)
$—	-	$5.00	168,874	$2.48	1.42
$5.00	-	$10.00	420,664	$7.04	3.11
$10.00	-	$15.00	8,823	$14.56	1.64
$15.00	-	$20.00	355,889	$18.19	3.32
$20.00	-	$25.00	55,536	$23.48	2.86
$25.00	-	$30.00	41,481	$27.56	0.19
$30.00	-	$35.00	1,476	$34.25	0.84
$35.00	-	$40.00	—	n/a	n/a
$40.00	-	$45.00	—	n/a	n/a
$45.00	-	$50.00	—	n/a	n/a
$50.00	-	$55.00	291,903	$54.23	4.10
			1,344,646	$21.05	3.06
Restricted Stock Plan
The Company sponsors a restricted stock plan for its directors, officers and employees. As of September 30, 2011, 290,963 shares were authorized for future grant under our restricted stock plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company utilizes newly issued shares of common stock to make restricted stock grants.
The following is a summary of restricted stock activity through September 30, 2011:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2010	430,882	240,368	$13.66	2.13	$4.4
Granted	(139,919)	139,919	$24.27
Vested		(81,169)	$17.01
Balances at September 30, 2011	290,963	299,118	$17.71	1.92	$6.2
The total compensation cost not yet recognized of $3.8 million as of September 30, 2011 has a weighted-average period of 1.92 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.
Note 17 – Retirement Plans
Defined Benefit Retirement Plans
As a result of its acquisition of FCStone, the Company has a qualified and a nonqualified noncontributory retirement plan, which are defined benefit plans that cover certain employees. Prior to acquisition, the plans were closed to new employees, and amended to freeze all future benefit accruals, therefore no additional benefits accrue for active participants under the plans. The Company’s funding policy as it relates to these plans is to fund amounts that are intended to provide for benefits attributed to service to date.
The following table presents changes in, and components of, the Company’s net liability for retirement costs as of and for the years ended September 30, 2011 and 2010, based on measurement dates of September 30, 2011 and 2010:

(in millions)	September 30, 2011	September 30, 2010
Changes in benefit obligation:
Benefit obligation, beginning of year	$37.6	$35.6
Service cost	—	—
Interest cost	1.9	2.0
Actuarial (gain) loss	2.6	2.8
Benefits paid	(3.1)	(2.8)
Benefit obligation, end of year	39.0	37.6
Changes in plan assets:
Fair value, beginning of year	24.2	18.9
Actual return	(0.4)	1.7
Employer contribution	3.5	6.4
Benefits paid	(3.1)	(2.8)
Fair value, end of year	24.2	24.2
Funded status	$14.8	$13.4
The Company is required to recognize the funded status of its defined benefit pension plans measured as the difference between plan assets at fair value and the projected benefit obligation on the consolidated balance sheets as of September 30, 2011 and 2010, and to recognize changes in the funded status, that arise during the periods but are not recognized as components of net periodic pension cost, within accumulated other comprehensive income, net of tax. Amounts recognized in the consolidated balance sheets consist of $0.2 million and $0.3 million included within ‘other assets’ as of September 30, 2011 and 2010, respectively, and $15.0 million and $13.7 million included within ‘accounts payable and other accrued liabilities’ as of September 30, 2011 and 2010, respectively.
Accumulated other comprehensive loss, net of tax, includes amounts for actuarial losses in the amount of $4.6 million and $1.7 million as of September 30, 2011 and 2010, respectively. The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during fiscal 2012 is $0.4 million.
The following table displays the Company’s defined benefit plans that have accumulated benefit obligations and projected benefit obligations in excess of the fair value of plans assets (underfunded ABO) as of September 30, 2011 and 2010:

(in millions)	September 30, 2011	September 30, 2010
Accumulated benefit obligations	$39.0	$37.6
Projected benefit obligations	$39.0	$37.6
Plan assets	$24.2	$24.2

The defined benefit obligations were based upon annual measurement dates of September 30, 2011 and 2010. The following weighted-average assumptions were used to determine benefit obligations in the accompanying consolidated balance sheets as of September 30, 2011 and 2010:

	September 30, 2011	September 30, 2010
Weighted average assumptions:
Discount rate	4.80%	5.30%
Expected return on assets	7.30%	7.30%

The following weighted-average assumptions were used to determine net periodic pension cost for the years ended September 30, 2011 and 2010:

	September 30, 2011	September 30, 2010
Weighted average assumptions:
Discount rate	5.30%	5.90%
Expected return on assets	7.30%	8.25%
To account for the defined benefit pension plans in accordance with the guidance in the Compensation – Retirement Benefits Topic of the ASC the Company makes two main determinations at the end of each fiscal year. These determinations are reviewed annually and updated as necessary, but nevertheless, are subjective and may vary from actual results.
First, the Company must determine the actuarial assumption for the discount rate used to reflect the time value of money in the calculation of the projected benefit obligations for the end of the current fiscal year and to determine the net periodic pension cost for the subsequent fiscal year. The objective of the discount rate assumption is to reflect the interest rate at which pension benefits could be effectively settled. In making this determination, the Company considers the timing and amount of benefits that would be available under the plans. The discount rates as of September 30, 2011 and 2010 were based on a model portfolio of high-quality fixed-income debt instruments with durations that are consistent with the expected cash flows of the benefit obligations.
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
The components of net periodic pension cost recognized in the consolidated income statements for the years ended September 30, 2011 and 2010 were as follows:

	Year Ended September 30,
(in millions)	2011	2010
Interest cost	$1.9	$2.0
Less expected return on assets	(1.7)	(1.7)
Net periodic pension cost	$0.2	$0.3
Plan Assets
The following table sets forth the actual asset allocation as of September 30, 2011 and 2010, and the target asset allocation for the Company’s plan assets:

	September 30, 2011	September 30, 2010	Target Asset Allocation
Equity securities	70%	70%	70%
Debt securities	30%	30%	30%
Total	100%	100%

The long-term goal for equity exposure and for fixed income exposure is presented above. The exact allocation at any point in time is at the discretion of the investment manager, but should recognize the need to satisfy both the volatility and the rate of return objectives for equity exposure and satisfy the objective of preserving capital for the fixed income exposure.
The investment philosophy of the Company’s pension plans reflect that over the long-term, the risk of owning equities has been and should continue to be rewarded with a greater return than that available from fixed income investments. The primary objective is for the plan to achieve a rate of return sufficient to fully fund the pension obligation without assuming undue risk.
Investments in the Company’s pension plans include debt and equity securities. The fair value of plan assets is based upon the fair value of the underlying investments, which include cash equivalents, common stock, U.S. government securities and federal agency obligations, municipal and corporate bonds, and equity funds. Cash equivalents consist of short-term money market funds that are stated at cost, which approximates fair value. The shares of common stock, U.S. government securities and federal agency obligations, municipal and corporate bonds are stated at estimated fair value based upon quoted market prices, if available, or dealer quotes. The equity funds are investment vehicles valued using the net asset value (“NAV”) provided by the administrator of the fund. The NAV is based on the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding.
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
Equity securities did not include any INTL FCStone Inc. common stock as of September 30, 2011 and 2010, respectively.
The following tables summarize the Company’s pension assets, excluding cash held in the plan, by major category of plan assets measured at fair value on a recurring basis (at least annually) as of September 30, 2011 and 2010. For additional information and a detailed description of each level within the fair value hierarchy, see Note 5.

	September 30, 2011
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$0.5	$—	$0.5
Fixed income:
Government and agencies	—	0.9	—	0.9
Municipal bonds	—	—	—	—
Corporate bonds and notes	—	—	—	—
Mutual funds	0.2	—	—	0.2
Collective funds:
Fixed income	—	6.0	—	6.0
Equities	—	15.5	—	15.5
Real estate	—	1.7	—	1.7
Total	$0.2	$24.6	$—	$24.8

	September 30, 2010
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$0.5	$—	$0.5
Fixed income:
Government and agencies	—	3.3	—	3.3
Municipal bonds	—	0.6	—	0.6
Corporate bonds and notes	—	2.7	—	2.7
Mutual funds	0.2	—	—	0.2
Collective funds:
Fixed income	—	12.3	—	12.3
Equities	—	3.2	—	3.2
Real estate	—	—	1.3	1.3
Total	$0.2	$22.6	$1.3	$24.1
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
Corporate Bonds and Notes: Securities in this category primarily include fixed income securities issued by domestic and foreign corporations. These investments are valued utilizing a market approach that includes various valuation techniques and sources such as value generation models, broker quotes in active and non-active markets, benchmark yields and securities, reported trades, issuer spreads, and/or other applicable reference data, and are generally classified as Level 2.
Mutual Funds: Mutual funds held by the Company’s plans are primarily invested in mutual funds with underlying common stock investments. The fair value of these investments is based on the net asset value of the units held in the respective fund which are determined by obtaining quoted prices on nationally recognized securities exchanges.
Collective Funds: These collective investment funds are unregistered investment vehicles that invest in portfolios of stock, bonds, or other securities. The value of equity collective funds is based upon review of the audited statement of the funds. Substantially all of the underlying investments in the funds were either Level 1 or Level 2 investments. As such, the plan has classified the investment in the funds (which is not exchange traded) as Level 2 investments. As of September 30, 2010, the value of a certain real estate collective fund was based upon review of the audited statement of the specific fund, in which substantially all of the underlying investments in the fund were Level 3 investments. Accordingly, the Company classified the investment in the funds (which was not exchange traded) as Level 3 investments. During fiscal 2011, the plans' assets in the certain real estate collective funds were sold, and no amounts relating to those instruments were held as of September 30, 2011.
The following table summarizes the changes in the Company’s Level 3 pension assets for the years ended September 30, 2011 and 2010:

(in millions)	Real Estate
Balance as of September 30, 2009	$1.3
Purchases, sales, issuances and settlements, net	—
Unrealized gains/(losses), net, relating to instruments still held at year end	—
Balance as of September 30, 2010	$1.3
Purchases, sales, issuances and settlements, net	(1.3)
Unrealized gains/(losses), net, relating to instruments still held at year end	—
Balance as of September 30, 2011	$—
The Company expects to contribute $2.0 million to the pension plans during fiscal 2011, which represents the minimum funding requirement. However, the Company is currently determining what voluntary pension plan contributions, if any, will be made in fiscal 2012.
The following benefit payments, which reflect expected future service, are expected to be paid:

(in millions)
Year ending September 30,
2012	$3.4
2013	3.3
2014	2.7
2015	2.4
2016	2.3
2017 - 2021	10.5
$24.6
Defined Contribution Retirement Plans
Effective December 31, 2009, the Company discontinued its Savings Incentive Match Plan for Employees IRA (“SIMPLE IRA”), which allowed participating U.S. employees of INTL FCStone to contribute up to 100% of their salary, but not more than statutory limits. The Company contributed a dollar for each dollar of a participant’s contribution to this plan, up to a maximum contribution of 3% of a participant’s earnings. Under the SIMPLE IRA, employees are 100% vested in both the employee and employer contributions at all times.
U.K. based employees of INTL FCStone are eligible to participate in a defined contribution pension plan. The Company contributes double the employee’s contribution up to 10% of total base salary for this plan. For this plan, employees are 100% vested in both the employee and employer contributions at all times.
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
For fiscal years ended 2011, 2010 and 2009, the Company’s contribution to these defined contribution plans were $2.8 million, $2.1 million and $0.5 million, respectively.
Employee Stock Ownership Plan
The FCStone Group Employee Stock Ownership Plan ("the Plan") was a defined contribution plan which was available to all full-time employees of FCStone and wholly subsidiaries who met established criteria of age and service, prior to the FCStone transaction. In connection with the FCStone transaction, the Board of Directors of FCStone elected to terminate the Plan as of December 31, 2009 (the "termination date"). As a result of an amendment to the Plan in 2009, no new participants are being admitted to the Plan, and no additional contributions have been made to the Plan for services performed by participants after the termination date. All participant account balances became 100% vested as of the termination date, and are not subject to forfeiture. During fiscal 2011, FCStone, the plan sponsor, received a favorable determination letter from the IRS with respect to the Plan, and has directed the trustee to distribute to the participants all remaining assets of the Plan which are distributable on account of the Plan's termination.
Note 18 – Acquisitions
Acquisitions in 2011
During fiscal year 2011, the Company acquired two businesses, Hencorp Futures and Ambrian Commodities Limited, and certain assets from Hudson Capital Energy, LLC, which were not considered significant on an individual or aggregate basis. The Company’s consolidated financial statements include the operating results of the two businesses and certain purchased assets from the dates of acquisition.
The total amount of goodwill and intangible assets that is expected to be deductible for tax purposes is $47.1 million and $40.9 million as of September 30, 2011 and 2010, respectively.

Hencorp Futures
In October, 2010, the Company acquired all of the ownership interests in Hencorp Futures, the commodity futures operation of Miami-based Hencorp Group. Hencorp Futures specializes in the development and execution of risk-management programs designed to hedge price volatility in a number of widely traded commodities, including coffee, sugar, cocoa, grains and energy products. The transaction will enable the Company to round out its portfolio of commodity risk management services to include a more robust capability in soft commodities, especially coffee, where Hencorp Futures has established a substantial presence and reputation globally, and especially in Central and South America.
The purchase price of the Hencorp Futures acquisition consisted of an initial payment of $2.3 million, two payments totaling $1.4 million and representing the adjusted tangible equity of Hencorp Futures as of September 30, 2010, an amount due of $0.3 million based on the adjusted pre-tax net earnings of Hencorp Futures for the fiscal year ended September 30, 2011, three additional annual contingent payments and a final contingent payment. See Note 14 for discussion of the contingent payments. The present value of the estimated total purchase price, including contingent consideration, is $6.4 million.
The Company obtained a third-party valuation of the intangible assets and contingent liabilities, and allocated the purchase costs among tangible assets, identified intangible assets with determinable useful lives, intangible assets with indefinite lives and goodwill. The intangible assets and goodwill recognized in this transaction were assigned to the C&RM segment. Purchase costs allocated to intangible assets with determinable useful lives are $1.7 million, which are being amortized over the remaining useful lives of the assets, and include customer relationships of $1.3 million (twenty-year weighted-average useful life) and non-compete agreements of $0.4 million (two-year weighted-average useful life). Purchase costs allocated to intangible assets with indefinite lives are $0.8 million, and relate to a trade name. Goodwill of $2.1 million was calculated as the excess of the fair value of the consideration transferred over the fair value of the identified net assets acquired and liabilities assumed, and is expected to be deductible for tax purposes. The Company’s consolidated financial statements include the operating results of Hencorp Futures from the date of acquisition.
Certain Asset Purchased from Hudson Capital Energy, LLC
In April 2011, the Company entered into an agreement with Hudson Capital Energy LLC ("HCEnergy"), a New York-based energy risk-management firm, to acquire certain assets from HCEnergy. The transaction enables the Company's energy risk management services to include a more robust capability in crude oil and refined products. HCEnergy is a specialist in exchange cleared options, swaps and futures, and has grown its business to include hedging and trading professionals across the spectrum of global petroleum products.
The purchase price of the acquisition of certain assets from HCEnergy consisted of the aggregate net asset value of certain commodity futures brokerage accounts and certain proprietary software, totaling $1.0 million. There was no contingent consideration associated with this transaction.
The Company has made a preliminary allocation of the purchase costs among tangible assets. There were no intangible assets or goodwill recognized in this transaction.
Ambrian Commodities Limited
In April 2011, the Company's wholly owned subsidiary in the United Kingdom, INTL Global Currencies Limited, agreed to acquire the issued share capital of Ambrian Commodities Limited (“Ambrian”), the London Metals Exchange brokerage subsidiary of Ambrian Capital Plc. In August 2011, the Financial Services Authority granted its approval of the change of control of Ambrian. The transaction was effective on August 31, 2011, subsequently, Ambrian was renamed INTL FCStone (Europe) Ltd. ("INTL FCStone Europe"). INTL FCStone Europe, a non-clearing LME member, specializes in the development and execution of risk-management programs designed to hedge price fluctuations in base metals for a wide variety of producers, manufacturers and fabricators. INTL FCStone Europe has a niche focus on smaller industrial clients, including lead recyclers, brass producers, zinc galvanizers, metal refineries and copper foil producers that use LME futures and options for hedging raw material costs or output prices.
At closing, the Company paid $7.1 million, representing the net asset value of Ambrian less certain intercompany balances due to Ambrian from its affiliates.There was no contingent consideration associated with this transaction.
The Company has allocated the purchase costs among tangible assets. There were no intangible assets or goodwill recognized in this transaction.
Acquisitions in 2010
During fiscal year 2010, the Company acquired three separate business groups, Risk Management Incorporated and RMI Consulting, Inc, Hanley Group and Provident Group, which were not considered significant on an individual or aggregate basis. The Company’s consolidated financial statements include the operating results of each business from the dates of acquisition.
Risk Management Incorporated and RMI Consulting, Inc.

In April 2010, the Company acquired all of the outstanding capital stock of Risk Management Incorporated and RMI Consulting, Inc. (the “RMI Companies”). The RMI Companies provides execution and consulting services to some of the largest natural gas consumers in North America, including municipalities and large manufacturing firms, as well as major utilities. In addition to the risk-management and brokerage services, the RMI Companies also offer a wide range of other programs, including a proprietary on-line energy procurement platform. The acquisition adds extensive and proven expertise in the natural gas, electricity and related energy markets where the RMI Companies have a leading presence, as well as a broad range of long-term relationships with some major organizations.
The purchase price for the acquisition of the RMI Companies consisted of an initial payment of $6.0 million, which was paid during the year ended September 30, 2010, a payment of $3.1 million, based on the net income of the RMI Companies for the twelve-month period ended March 31, 2011, which was paid during the year ended September 30, 2011 and two contingent payments. See Note 14 for discussion of the contingent payments. The present value of the estimated total purchase price, including contingent consideration, is $15.2 million.
The Company obtained a third-party valuation of the intangible assets and contingent liabilities, and allocated the purchase costs among tangible assets, identified intangible assets, with determinable useful lives, intangible assets with indefinite lives and goodwill. Purchase costs allocated to intangible assets with determinable useful lives are amortized over the remaining useful lives of the assets. The intangible assets and goodwill recognized in this transaction were assigned to the Consulting and Risk Management (“C&RM”) segment. The intangible assets recognized included customer relationships of $7.0 million (20 year useful life); software programs and platforms of $0.8 million (5 year useful life) and trade name of $1.2 million (indefinite useful life). The goodwill is calculated as the excess of the fair value of the consideration transferred over the fair value of the identified net assets acquired and liabilities assumed. Purchase costs allocated to goodwill were $7.7 million. The Company’s consolidated financial statements include the operating results of the RMI Companies from the date of acquisition.
Hanley Group
In July 2010, the Company entered into a Purchase Agreement to acquire all of the outstanding membership interests in HGC Trading, LLC; HGC Asset Management, LLC; HGC Advisory Services, LLC; Hanley Alternative Trade Group, LLC and HGC Office Services, LLC (the "Hanley Companies"). The Hanley Companies are engaged in the business of acting as market makers and dealers in exchange traded options and futures on soft commodities; executing and trading derivatives on soft commodities in the over the counter market; and providing related advisory services.
The purchase price for the acquisition of the Hanley Companies consisted of an initial payment of $7.5 million, which was paid during the year ended September 30, 2010, two payments equaling $24.3 million, for the adjusted net asset value of the Hanley Companies as of June 30, 2010, of which $18.2 million and $6.1 million was paid during the year ended September 30, 2011 and 2010, respectively, a payment of $6.3 million, based on specific results of the Hanley Companies for the twelve-month period ended June 30, 2011, which was paid during the year ended September 30, 2011, two annual contingent payments and a final contingent payment. See Note 14 for discussion of the contingent payments. The present value of the estimated total purchase price, including contingent consideration is $51.6 million.
At the closing under the Purchase Agreement, the Company and the sellers of the Hanley Companies entered into an option agreement (the "Option Agreement"), pursuant to which the sellers of the Hanley Companies have the right to elect, in their discretion, to receive up to thirty percent (30%) of the final contingent EBIT Payment in the form of restricted shares of the common stock of the Company. The Option may be exercised by the sellers of the Hanley Companies at any time during the twenty day period commencing on June 30, 2013. The option price will be equal to the greater of: (i) $16.00 per share, or (ii) seventy five percent (75%) of the fair value of the common stock of the Company as of June 30, 2013. The maximum number of restricted shares issuable upon the exercise of the Option is 187,500 shares. The restricted shares will be subject to restrictions on transfer which will lapse at the rate of one-third per year over the three year period commencing on June 30, 2013. The Option Agreement was included in determining the fair value of the contingent consideration.
The Company obtained a third-party valuation of the intangible assets and contingent liabilities, and allocated the purchase costs among tangible assets, identified intangible assets, with determinable useful lives, intangible assets with indefinite lives and goodwill. Purchase costs allocated to intangible assets with determinable useful lives are amortized over the remaining useful lives of the assets. The intangible assets and goodwill recognized in this transaction were assigned to the C&RM segment. The intangible assets recognized include customer relationships of $0.2 million (5 year useful life); software programs and platforms of $1.2 million (5 year useful life), non-compete agreements of $2.9 million (3 year useful life) and trade name of $0.1 million (indefinite useful life). Goodwill is calculated as the excess of the fair value of the consideration transferred over the fair value of the identified net assets acquired and liabilities assumed. Purchase costs allocated to goodwill were $18.7 million. The Company’s consolidated financial statements include the operating results of the Hanley Companies from the date of acquisition.
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
Provident Group
In September 2010, the Company acquired certain assets of Provident Group (“Provident”), a New York-based investment banking and advisory firm. Under terms of the acquisition agreement, the Company acquired assets secured the services of the individual sellers, as set forth in the agreement. Provident is engaged in the business of providing investment banking services. Provident will play a critical role in building out a comprehensive investment banking and advisory platform delivering financing solutions to the middle market.
The purchase price for the assets and services of the sellers was $5.0 million. Subsequent to closing, the individual sellers placed the $5.0 million purchase price into an escrow account and the funds were used to purchase outstanding shares of the Company on the open market. There were 214,325 shares purchased and placed into escrow as a result of this agreement, with 8,700 shares being purchased during 2010, and 205,625 shares being purchased during 2011. The $5.0 million purchase price was recorded as a reduction in additional paid in capital as shares held in escrow for business combinations. The shares held in escrow for business combinations will be released to the individual sellers, over a five year period from the date of closing based on net profits, in accordance with the provisions of the acquisition agreement. As dividend and voting rights on these shares reside with the sellers throughout the time they are held in escrow, they are considered participating securities under the two-class method. Upon the release of the shares, they will be owned by the individual sellers free and clear of any further encumbrance under the acquisition agreement or the custody agreement and the Company will reduce the shares held in escrow for business combinations amounts. However, if the terms of the agreement are not met, the remaining shares will be forfeited and the remaining shares and balance in the shares held in escrow for business combinations will be recorded as treasury stock. During the year ended September 30, 2011, 2,840 shares were earned and subsequently released to the sellers.
The Company obtained a third-party valuation of the intangible assets and allocated the purchase costs among tangible assets, an identified intangible asset, with a determinable useful life, and an intangible asset with an indefinite life. Purchase price consideration of $0.2 million was allocated to customer relationships, an intangible asset with a determinable useful life of two years, over which the cost will be amortized. Purchase costs allocated to intangible assets with indefinite lives were $0.2 million, and relate to a trade name. The intangible assets recognized in this transaction were assigned to the Securities segment. Negative goodwill of $0.4 million was recognized as a gain on bargain purchase in the consolidated income statement as a result of the identification of intangible assets upon completion of purchase accounting during the first quarter of 2011. The Company’s consolidated financial statements include the operating results of Provident from the date of acquisition.
Acquisitions in 2009
CIBSA
In April 2009, the Company acquired Compania Inversora Bursatil S.A. Sociedad de Bolsa ("CIBSA"), now renamed INTL CIBSA Sociedad de Bolsa S.A.). CIBSA is a leading securities broker-dealer based in Argentina. The purchase price for the acquisition of CIBSA consisted of an initial payment of $1.7 million on the date of purchase and an additional contingent payment of $0.8 million in May 2010, based on the level of revenues achieved. The net revenues for the twelve-month period ended March 31, 2011 were below the minimum target, so no further amounts were paid. The Company has recorded goodwill of $1.5 million during the previous fiscal years as a result of completing its purchase accounting for this transaction, including the additional contingent consideration paid. The Company’s consolidated financial statements include the operating results of CIBSA from the date of acquisition.
FCStone Group, Inc.
On September 30, 2009, the Company acquired FCStone Group, Inc. (“FCStone”) through the issuance of 8,239,319 shares of the Company’s common stock. As a result of the acquisition, FCStone became a wholly-owned subsidiary of the Company.
FCStone is an integrated risk management company that provides risk management consulting and transaction execution services to commercial commodity intermediaries, end-users and producers. The Company believes that the acquisition will create a leading global provider of consulting and trade execution services. Management believes the combined entity will be better positioned to take advantage of market opportunities and enjoy better access to capital sources. In addition to those factors, other primary factors for the acquisition includes revenue diversification, additional product offerings, creation of critical mass, enhanced geographic footprint, expanded stockholder base and liquidity in the stock and an experienced management team.
Since the acquisition was completed on September 30, 2009, which is the last day of the Company’s fiscal year end, no results of operations from FCStone have been included in the Company’s consolidated income statement for the year ended September 30, 2009.
The purchase price of approximately $137.6 million includes the fair value of common stock issued and related acquisition costs. The components of the purchase price are as follows:

(in millions, except shares and per share amounts	September 30, 2009
Number of shares of INTL FCStone Inc. common stock issued	8,239,319
Weighted average price per share of INTL FCStone Inc. common stock, for the period covering two days immediately before and after September 30, 2009	$16.45
Consideration attributable to issuance of INTL FCStone Inc. common stock	$135.5
INTL FCStone Inc. acquisition costs	2.1
Total purchase price	$137.6
In connection with the merger, the holders of FCStone common stock and stock options became holders of the Company’s common stock and stock options, respectively. As a result of the acquisition, all unvested FCStone stock options became fully vested as of the effective date of the acquisition. Each outstanding share of common stock of FCStone was converted into 0.295 shares (the "exchange ratio") of the Company’s common stock. In addition, each outstanding vested FCStone stock option granted under FCStone’s stock option plan was converted into a vested option to purchase shares of the Company’s common stock, with adjustments to the number of shares and the strike price to reflect the exchange ratio.
The fair value of the common stock issued was determined using a value of $16.45 per share, which represents the average closing price of the Company’s common stock for the five-day period comprised of the two days prior to, and the two days subsequent to the date of the acquisition on September 30, 2009.
The total purchase price of the assets acquired and liabilities assumed for the acquisition of FCStone is allocated to the net tangible and intangible assets based on their estimated fair value as of the date of the acquisition. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Applying purchase accounting resulted in the mark-up of FCStone’s exchange memberships and stock to fair value, resulting in an increase of $2.6 million to exchange memberships and stock, net of estimated deferred income taxes of $1.8 million, the recording of an actuarial loss of $0.5 million on the FCStone defined-benefit pension plan and a decrease to the recorded Agora-X minority interest balance of $4.4 million.
The allocation of the purchase price to assets acquired and liabilities assumed as of the date of acquisition resulted in negative goodwill. In accordance with Statement of Financial Accounting Standard No. 141, Business Combinations, the negative goodwill was allocated as a pro rata deduction of the amounts assigned to the assets acquired excluding financial assets, deferred taxes and other current assets. This resulted in the allocation of negative goodwill to the writing down of $4.2 million in non-current assets, net of estimated deferred taxes of $2.9 million. The remaining negative goodwill of $18.5 million has been recognized as an extraordinary item in the consolidated income statement for the year ended September 30, 2009.

(in millions)	September 30, 2010	September 30, 2009
Book value of net assets acquired	$146.8	$153.8
Adjusted for:
FCStone mark-up of exchange memberships and stock, net of deferred income tax	2.6	2.6
FCStone write-down of non-current assets, net of deferred income tax	(4.2)	(4.2)
FCStone pension actuarial loss	(0.5)	(0.5)
FCStone adjustment to Agora-X, LLC minority interest	4.4	4.4
Adjusted book value of net assets acquired	149.1	156.1
Adjusted for:
Excess net assets over purchase price (negative goodwill)	(11.5)	(18.5)
Total purchase price	$137.6	$137.6
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
During the three months ended September 30, 2010, the Company identified accounting errors related to the recording of deferred tax assets by FCStone in the amount of $4.0 million that occurred prior to the acquisition. The Company has evaluated materiality under the guidance of SEC Staff Accounting Bulletin No. 99, Materiality, and considered relevant qualitative and quantitative factors. Based on this analysis and the belief that these errors would not have changed the purchase price at acquisition, the Company has corrected the errors through the recognition of a purchase price adjustments in the amount of $4.0 million reported as an extraordinary loss in the consolidated income statement for fiscal 2010, and a corresponding $4.0 million decrease in deferred tax assets reported on the consolidated balance sheet as of September 30, 2010. The Company’s analysis supports the conclusion that these errors are not material to the fourth quarter of fiscal 2010 or any prior periods impacted by the errors.

The following table presents the unaudited pro forma condensed consolidated results of continuing operations of the Company as if the acquisition were completed as of the beginning of the fiscal year ended September 30, 2009.

UNAUDITED, PRO FORMA
(in millions, except share and per share numbers)	Year Ended September 30, 2009
Income Statement
Operating revenues	$320.6
Interest expense	12.5
Non-interest expenses	391.6
Loss before income tax benefit and minority interest	(83.5)
Income tax benefit	(37.1)
Minority interest	(0.4)
Loss from continuing operations	$(46.0)
Loss from continuing operations per share:
Basic	$(2.69)
Diluted	$(2.69)
Weighted-average number of common shares outstanding:
Basic	17,116,639
Diluted	17,116,639
The unaudited pro forma amounts are presented for illustrative purposes only and are not necessarily indicative of expected future consolidated results of continuing operations. FCStone’s results have been included using the results from their August 31, 2009 fiscal year. Pro forma adjustments were made to exclude $9.9 million from FCStone’s expenses for the fiscal year ended August 31, 2009, net of taxes of $6.0 million. The pro forma adjustments consist of the elimination of depreciation and amortization expense, impairment on goodwill and merger costs and amortization of equipment related to research and development activities for FCStone. Average basic and diluted shares outstanding were adjusted to reflect the exchange ratio of 0.295 shares of the Company for each FCStone common share.

Note 19 – Income Taxes
Income tax expense on comprehensive income for the years ended September 30, 2011, 2010 and 2009 was allocated as follows:

	Year Ended September 30,
(in millions)	2011	2010	2009
Income tax expense attributable to income from continuing operations	$22.5	$6.4	$2.6
Income tax expense attributable to loss from discontinued operations	0.1	0.6	0.1
Income tax expense attributable to income from extraordinary gain	—	5.8	—
Taxes allocated to stockholders' equity, related to unrealized (losses) gains on available-for-sale securities	(0.3)	0.1	—
Taxes allocated to stockholders' equity, related to pension liabilities	(1.7)	(1.1)	—
Taxes allocated to stockholders' equity, related to unrealized loss (gain) on derivatives	0.6	0.7	(1.2)
Total income tax expense	$21.2	$12.5	$1.5
The components of the provision for income taxes attributable to income from continuing operations were as follows:

	Year Ended September 30,
(in millions)	2011	2010	2009
Current taxes:
U.S. Federal	$9.1	$—	$1.7
U.S. State and local	1.7	0.4	0.2
International	9.9	4.8	4.4
Total current taxes	20.7	5.2	6.3
Deferred taxes	1.8	1.2	(3.7)
Income tax expense	$22.5	$6.4	$2.6
U.S. and international components of income from continuing operations, before income taxes, was as follows:

	Year Ended September 30,
(in millions)	2011	2010	2009
U.S.	$27.3	$4.4	$(4.8)
International	32.2	13.5	18.1
Income from continuing operations, before tax	$59.5	$17.9	$13.3

Items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	Year Ended September 30,
	2011	2010	2009
Federal statutory rate effect of:	35.0%	35.0%	34.0%
U.S. State income taxes	0.9%	2.9%	(1.4)%
Foreign earnings taxed at lower rates	(2.9)%	(7.0)%	(13.7)%
Change in foreign valuation allowance	0.7%	5.0%	—%
Change in state valuation allowance	1.0%	—%	—%
Tax impact of state rate change	1.1%	—%	—%
Uncertain tax positions	1.4%	—%	—%
Stock-based compensation expense	—%	—%	3.4%
Non-deductible meals and entertainment	—%	(0.8)%	0.4%
Other reconciling items	0.6%	0.5%	(2.8)%
Effective rate	37.8%	35.6%	19.9%
The components of deferred income tax assets and liabilities were as follows:

(in millions)	September 30, 2011	September 30, 2010
Deferred tax assets:
Stock-based compensation	$1.9	$1.7
Pension liability	5.5	5.2
Deferred compensation	4.0	4.4
Foreign net operating loss carryforwards	1.5	1.1
State net operating loss carryforwards	4.1	4.3
Intangible assets	5.0	3.1
Partnership tax basis timing differences	2.4	1.2
Unrealized loss on derivatives	—	0.6
Bad debt reserve	1.1	2.4
Foreign tax credit	0.6	1.3
Other compensation	3.3	—
Other	1.2	1.8
Total gross deferred tax assets	30.6	27.1
Less valuation allowance	(3.7)	(2.6)
Deferred tax assets	26.9	24.5
Deferred income tax liabilities:
Unrealized gain on securities	1.1	1.6
Prepaid expenses	1.5	1.4
Fixed assets	3.6	0.5
Deferred income tax liabilities	6.2	3.5
Net deferred tax assets	$20.7	$21.0
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
As of September 30, 2011 and 2010, respectively, the Company has net operating loss carryforwards for foreign and state income tax purposes of $1.9 million and $2.8 million, net of valuation allowances, which are available to offset future state taxable income. The net operating loss carryforwards expire in tax years ending in 2020 through 2030.
The valuation allowance for deferred tax assets as of September 30, 2011 was $3.7 million. The net change in the total valuation allowance for the year ended September 30, 2011 was an increase of $1.1 million. The valuation allowances as of September 30, 2011 and 2010, respectively, were primarily related to state and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on the level of historical taxable income and projections for future taxable income over the state net operating loss carry over periods, management believes that it is more likely than not that the Company will realize the benefit of the carryforwards, net of the existing valuation allowance, in the future.
The Company is party to a tax incentive agreement covering certain Singapore operations.  The incentive provides for a concessionary rate of tax for the specific qualifying income.  The tax incentive expires in 2015 and is subject to certain conditions with which the Company expects to comply.  In fiscal 2011, the first year of the tax incentive, the Company recognized a tax benefit of $0.4 million.
The total amount of undistributed earnings in the Company’s foreign subsidiaries, for income tax purposes, was $75.7 million and $45.9 million as of September 30, 2011 and 2010, respectively. It is the Company’s current intention to reinvest undistributed earnings of its foreign subsidiaries in the foreign jurisdictions, resulting in the indefinite postponement of the remittance of those earnings. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company. For the same reason, it is not practicable to calculate the unrecognized deferred tax liability on those earnings.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based upon the technical merits of the position. The tax benefit recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
(in millions)	2011	2010	2009
Balance, beginning of year	$—	$—	$—
Gross increases for tax positions related to current year	—	—	—
Gross increases for tax positions related to prior years	0.9	—	—
Gross decreases for tax positions of prior years	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	—	—	—
Balance, end of year	$0.9	$—	$—
Included in the balance of uncertain tax benefits as of September 30, 2011, is $0.8 million of tax benefits that, if recognized, would affect the effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material impact on the results of operations or the financial position of the Company.
The Company recognizes accrued interest and penalties as a component of income tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. Interest, net of federal benefit, and penalties included in the balance as of September 30, 2011 was $0.2 million.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various state and foreign jurisdictions. The Internal Revenue Service has commenced an examination of the U.S. income tax return of FCStone for its fiscal year ended August 31, 2009, which was prior to acquisition. FCStone is a wholly-owned subsidiary acquired on September 30, 2009. Additionally, both INTL FCStone Inc. and FCStone are under separate state examinations for various periods, ranging from August 31, 2006 through September 30, 2009.
Note 20 – Discontinued Operations
As of December 31, 2009, the Company owned 80% of the shares outstanding of Agora-X, LLC (“Agora”) and the Company’s consolidated balance sheet and income statement as of December 31, 2009, reflected the Company’s consolidation of Agora.

On February 12, 2010, the Company and NASDAQ OMX (“NASDAQ”), the noncontrolling interest holder prior to this purchase transaction, signed a restructuring agreement, effective January 1, 2010, whereby NASDAQ acquired an additional 65% interest in Agora in exchange for an investment of $6.6 million. In accordance with the Consolidation Topic of the ASC, since the Company no longer had a controlling financial interest, it deconsolidated the subsidiary from the date of the agreement. The Company retained a 15% noncontrolling ownership interest in Agora. The Company recorded its retained 15% noncontrolling interest under the equity method, in accordance with the guidance in the Investments – Equity Method and Joint Ventures Topic of the ASC. On June 10, 2010, the board of directors of Agora agreed to discontinue the operations of the entity. In evaluating the fair value of the Company’s investment in Agora during the third quarter of fiscal year 2010, it was determined that its carrying value would no longer be recoverable and was in fact impaired. The Company wrote down its investment in Agora to zero, which resulted in a $0.5 million impairment charge. Since the discontinuation of operations of Agora occurred within the one year assessment period, beginning with the Company’s loss of controlling interest, the Company determined that Agora had met the criteria established with the guidance in the Presentation of Financial Statements – Discontinued Operations Topic of the ASC for reporting discontinued operations. In accordance with the guidance, the results of Agora, including the Company’s 15% share of the losses and impairment charge for the remaining investment in Agora from January 1, 2010 through September 30, 2010, were included within discontinued operations, net of tax, on the consolidated income statement for 2010. For fiscal 2010, the Company recorded a pre-tax gain of $1.9 million and a gain, net of tax, of $1.3 million, related to Agora within discontinued operations. During 2011, the Company recognized a gain of $0.2 million, net of taxes, related to the final liquidation of Agora, within discontinued operations. The results of Agora were previously included within the Other segment.
In May 2010, the Company sold its interest in INTL Capital Limited ("INTL Capital") to an independent third party for a purchase price equal to book value. The subsidiary operated an asset management business in Dubai. Subsequent to the sale of its subsidiary, the Company liquidated its position in the INTL Trade Finance Fund Limited, a fund managed by INTL Capital. This fund invested primarily in global trade finance-related assets. For 2010 and 2009, the Company recorded losses, net of tax, related to INTL Capital of $0.7 million and $0.5 million, respectively, within discontinued operations. The results of operations for INTL Capital were previously included within the Other segment.
In May 2009, the Company agreed to redeem its partnership interest in INTL Consilium, LLC (“INTL Consilium”), effective April 30, 2009. For 2009, the Company recorded losses, net of tax, related to INTL Consilium of $0.6 million, within discontinued operations. The results of INTL Consilium were previously included within the Other segment.
Note 21 – Quarterly Financial Information (Unaudited)
The Company has set forth certain quarterly unaudited financial data for the past two years in the tables below:

	For the 2011 Fiscal Quarter Ended
(in millions, except per share amounts)	September 30	June 30	March 31	December 31
Total revenues	24,070.4	20,573.4	14,583.0	16,270.8
Cost of sales of physical commodities	23,962.3	20,468.0	14,470.0	16,174.1
Operating revenues	$108.1	$105.4	$113.0	$96.7
Interest expense	2.2	2.0	3.3	3.8
Net revenues	105.9	103.4	109.7	92.9
Total non-interest expense	92.9	86.1	86.4	87.0
Income from continuing operations, before tax	13.0	17.3	23.3	5.9
Income tax expense	5.4	7.0	8.0	2.1
Income from continuing operations	7.6	10.3	15.3	3.8
Income from discontinued operations	—	—	—	0.2
Net income	7.6	10.3	15.3	4.0
Add: Net (income) loss attributable to noncontrolling interests	(0.1)	0.1	0.1	—
Net income attributable to INTL FCStone Inc. common stockholders	$7.5	$10.4	$15.4	$4.0
Net basic earnings per share	$0.41	$0.58	$0.87	$0.23
Net diluted earnings per share	$0.39	$0.55	$0.81	$0.22

	For the 2010 Fiscal Quarter Ended
(in millions, except per share amounts)	September 30	June 30	March 31	December 31
Total revenues	$15,706.3	$14,192.4	$9,054.6	$7,987.0
Cost of sales of physical commodities	$15,640.4	$14,114.2	$8,989.3	$7,927.4
Operating revenues	$65.9	$78.2	$65.3	$59.6
Interest expense	2.4	2.7	2.3	2.5
Net revenues	63.5	75.5	63.0	57.1
Total non-interest expense	68.2	62.1	53.3	57.6
(Loss) income from continuing operations, before tax	(4.7)	13.4	9.7	(0.5)
Income tax (benefit) expense	(1.7)	4.8	3.5	(0.2)
(Loss) income from continuing operations	(3.0)	8.6	6.2	(0.3)
Income (loss) from discontinued operations	1.3	(1.1)	1.2	(0.8)
Net (loss) income before extraordinary items	(1.7)	7.5	7.4	(1.1)
Extraordinary loss	(2.8)	(0.8)	—	(3.4)
Net (loss) income	(4.5)	6.7	7.4	(4.5)
Add: Net loss attributable to noncontrolling interests	—	—	—	0.3
Net (loss) income attributable to INTL FCStone Inc. common stockholders	$(4.5)	$6.7	$7.4	$(4.2)
Net basic (loss) earnings per share	$(0.26)	$0.39	$0.43	$(0.25)
Net diluted (loss) earnings per share	$(0.26)	$0.38	$0.41	$(0.25)
During the fourth quarter of fiscal year 2010, the Company made an adjustment between loss (income) from discontinued operations and extraordinary loss (gain). Additionally, see discussion in Note 18 of purchase accounting adjustments and corrections of immaterial errors that impacted extraordinary loss (gain) for the respective quarters during fiscal year 2010.
Note 22 – Segment Analysis
The Company reports its operating segments based on services provided to customers. The Company’s activities are divided into the following five functional areas:

•	Commodity and Risk Management Services

•	Foreign Exchange

•	Securities

•	Clearing and Execution Services

•	Other
Commodity and Risk Management Services (C&RM)
The Company serves its commercial customers through its force of approximately 167 risk management consultants with a high value added service that differentiates us from other competitors and maximizes the opportunity to retain customers. The Integrated Risk Management Program ("IRMP®") involves providing customers with commodity risk management consulting services that are designed to develop a customized long term hedging program to help them mitigate their exposure to commodity price risk and maximize the amount and certainty of their operating profits. Customers are assisted in the execution of their hedging strategies through the Company’s exchange-traded futures and options clearing and execution operations and through access to more customized alternatives provided by the OTC trading desk. Generally, customers direct their own trading activity and risk management consultants do not have discretionary authority to transact trades on behalf of customers. When transacting OTC contracts with customers, the Company may offset the customer’s transaction simultaneously with one of its trading counterparties. Alternatively, the OTC trade desk will accept a customer transaction and offset that transaction with a similar but not identical position on the exchange.
In addition, the Company provides a full range of trading and hedging capabilities to select producers, consumers, recyclers and investors in precious metals and certain base metals. Acting as a principal, the Company commits its own capital to buy and sell the metals on a spot and forward basis.
The Company records its physical commodities revenues on a gross basis. Operating revenues and losses from the Company’s commodities derivatives activities are included within ‘trading gains’ in the consolidated income statements. Inventory for the commodities business is valued at the lower of cost or fair value under the provisions of the Inventory Topic of the ASC. The

Company generally mitigates the price risk associated with commodities held in inventory through the use of derivatives. The Company does not elect hedge accounting under U.S. GAAP in accounting for this price risk mitigation. In such situations, unrealized gains in inventory are not recognized under U.S. GAAP, but unrealized gains and losses in related derivative positions are recognized under U.S. GAAP. As a result, the Company’s reported earnings from commodities trading may be subject to significant volatility when calculated under U.S. GAAP.
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
The Company operates a commodity financing and facilitation business which provides financing to commercial commodity-related companies against physical inventories, including grain, lumber, meats, energy products and renewable fuels. Sale and repurchase agreements are used to purchase commodities evidenced by warehouse receipts, subject to a simultaneous agreement to sell such commodities back to the original seller at a later date. These transactions are accounted for as product financing arrangements, and accordingly no commodity inventory, purchases or sales are recorded. Additionally, the Company, as a principal, engages in physical purchase and sale transactions related to inputs to the renewable fuels and feed ingredient industries.
********
The total revenues reported combine gross revenues for the physical commodities business and net revenues for all other businesses. In order to reflect the way that the Company’s management views the results, the tables below also reflect the segment contribution to ‘operating revenues’, which is shown on the face of the consolidated income statements and which is calculated by deducting physical commodities cost of sales from total revenues.
Segment data includes the profitability measure of net contribution by segment. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. Net contribution is calculated as revenue less direct cost of sales, clearing and related expenses, variable compensation, introducing broker commissions and interest expense. Variable compensation paid to risk management consultants / traders generally represents a fixed percentage of an amount equal to revenues generated, and in some cases, revenues produced less clearing and related charges, base salaries and an overhead allocation.
Segment data also includes segment income which is calculated as net contribution less non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational employee compensation and benefits, communication and data services, business development, professional fees, bad debt expense and other direct expenses.
Inter-segment revenues, charges, receivables and payables are eliminated upon consolidation, except revenues and costs related to foreign currency transactions undertaken on an arm’s length basis by the foreign exchange trading business for the securities business. The foreign exchange trading business competes for this business as it does for any other business. If its rates are not competitive, the securities businesses buy or sell their foreign currency through other market counterparties.
To conform to the current presentation, the Company has reclassified $2.2 million and $1.7 million, for the fiscal years ended September 30, 2010 and 2009, respectively, of costs not allocated to operating segments as non-variable direct segment costs, impacting reported net segment income. Additionally, to conform to the current presentation, the Company has reclassified $52.8 million of segment assets from CES to Foreign Exchange as of September 30, 2010. On a recurring basis, the Company sweeps excess cash from certain operating segments to a centralized corporate treasury function in exchange for an intercompany receivable asset. The intercompany receivable asset is eliminated during consolidation, and therefore this practice may impact reported total assets between segments.

Information concerning operations in these segments of business is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Year Ended September 30,
(in millions)	2011	2010	2009
Total revenues:
Commodity and Risk Management Services	$75,274.1	$46,785.2	$43,532.3
Foreign Exchange	59.3	47.5	30.3
Securities	30.5	20.8	39.1
Clearing and Execution Services	66.1	61.8	—
Other	67.2	24.8	3.4
Corporate unallocated	0.4	0.2	(1.4)
Total	$75,497.6	$46,940.3	$43,603.7
Operating revenues (loss):
Commodity and Risk Management Services	$252.6	$129.8	$19.2
Foreign Exchange	59.3	47.5	30.3
Securities	30.5	20.8	39.1
Clearing and Execution Services	66.1	61.8	—
Other	14.3	8.9	3.4
Corporate unallocated	0.4	0.2	(1.4)
Total	$423.2	$269.0	$90.6
Net contribution:
(Revenues less cost of sales, clearing and related expenses, variable bonus compensation, introducing broker commissions and interest expense):
Commodity and Risk Management Services	$151.6	$70.9	$10.1
Foreign Exchange	37.1	28.0	20.3
Securities	16.5	11.4	22.9
Clearing and Execution Services	14.3	10.7	—
Other	10.0	7.1	1.2
Total	$229.5	$128.1	$54.5
Net segment income:
(Net contribution less non-variable direct segment costs):
Commodity and Risk Management Services	$93.5	$32.8	$1.7
Foreign Exchange	28.0	21.8	14.7
Securities	1.9	5.6	18.6
Clearing and Execution Services	4.9	1.1	—
Other	5.6	3.7	(0.7)
Total	$133.9	$65.0	$34.3
Reconciliation of segment income to income from continuing operations, before tax:
Net segment income	$133.9	$65.0	$34.3
Costs not allocated to operating segments	74.4	47.1	21.0
Income from continuing operations, before tax	$59.5	$17.9	$13.3

(in millions)	As of September 30, 2011	As of September 30, 2010
Total assets:
Commodity and Risk Management Services	$1,540.8	$1,182.8
Foreign Exchange	146.1	117.6
Securities	104.8	49.5
Clearing and Execution Services	734.4	594.9
Other	43.4	30.8
Corporate unallocated	66.2	46.1
Total	$2,635.7	$2,021.7

Note 23 – Subsequent Event
On November 25, 2011, INTL FCStone (Europe), the Company's wholly owned subsidiary in the United Kingdom, arranged with the trustee of MF Global's UK operations to acquire the Metals Division of MF Global UK Limited (in special administration). As part of the arrangement, the Company has received assignment of customer accounts and customer account documentation. Additionally, the Company has hired more than 50 professional staff from MF Global's metals trading business based in London. The Company anticipates that a substantial number of the customers of this metals trading operation will elect to become active trading customers of the Company. The purchase price of this transaction is not material to the consolidated financial statements of the Company. The Company expects to allocate equity capital to integrate these brokers and their customers into the Company's operations, through a combination of increased regulatory capital to support the accounts of these customers and increased compensation and related personnel costs for the brokers. The amount of the required capital will primarily depend upon the activity in and balances of the new accounts. As part of this transaction, INTL FCStone (Europe) has received approval from the LME to upgrade its LME Category Two membership to a LME Category One ring dealing membership.

Schedule I
INTL FCStone Inc.
Condensed Balance Sheets
Parent Company Only

(in millions)	September 30, 2011	September 30, 2010
ASSETS
Cash and cash equivalents	$2.0	$0.4
Receivables from subsidiaries	43.9	81.2
Income taxes receivable	21.4	7.9
Financial instruments owned, at fair value	3.2	2.8
Investment in subsidiaries	207.9	206.9
Deferred income taxes	0.8	2.5
Property and equipment, net	2.6	—
Goodwill and intangible assets, net	0.3	—
Other assets	3.5	1.6
Total assets	$285.6	$303.3
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$6.4	$4.8
Payables to lenders under loans and overdrafts	—	11.9
Financial instruments sold, not yet purchased, at fair value	58.7	60.8
	65.1	77.5
Convertible subordinated notes payable	—	16.7
Total liabilities	65.1	94.2

Equity:
INTL FCStone Inc. (Parent Company Only) stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 30,000,000 shares; 18,653,964 issued and 18,642,407 outstanding at September 30, 2011 and 17,612,792 issued and 17,601,535 outstanding at September 30, 2010	0.2	0.2
Common stock in treasury, at cost - 11,557 shares at September 30, 2011 and 11,257 shares at September 30, 2010	(0.1)	(0.1)
Additional paid-in capital	205.0	184.6
Retained earnings	15.4	25.4
Accumulated other comprehensive loss	—	(1.0)
Total INTL FCStone Inc. (Parent Company Only) stockholders’ equity	220.5	209.1
Total liabilities and equity	$285.6	$303.3

Schedule I
INTL FCStone Inc.
Condensed Income Statements
Parent Company Only

	Year Ended September 30,
(in millions)	2011	2010	2009
Revenues:
Trading gains	$3.1	$2.5	$(2.5)
Commission and clearing fees	—	0.9	0.3
Interest income	4.3	1.7	0.3
Other income	0.4	13.9	15.1
Total revenues	7.8	19.0	13.2
Interest expense	9.7	6.3	3.9
Net revenues	(1.9)	12.7	9.3
Non-interest expenses:
Compensation and benefits	8.6	10.2	10.7
Clearing and related expenses	0.1	0.1	0.1
Introducing broker commissions	0.2	0.2	—
Communication and data services	0.5	0.5	0.3
Occupancy and equipment rental	1.2	0.8	0.2
Professional fees	3.8	1.3	0.9
Depreciation and amortization	0.6	—	—
Bad debts and impairments	—	(1.1)	2.7
Other	(0.5)	3.1	0.7
Total non-interest expenses	14.5	15.1	15.6
Loss from continuing operations, before tax	(16.4)	(2.4)	(6.3)
Income tax benefit	6.4	5.7	5.1
(Loss) income before extraordinary gain	(10.0)	3.3	(1.2)
Extraordinary gain	—	—	18.5
Net (loss) income	$(10.0)	$3.3	$17.3

Schedule I
INTL FCStone Inc.
Condensed Statements of Cash Flows
Parent Company Only

	Year Ended September 30,
(in millions)	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(10.0)	$3.3	$17.3
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	0.6	—	—
Deferred income taxes	1.1	(1.6)	0.3
Amortization of debt issuance costs and debt discount	0.2	0.2	0.2
Convertible debt interest settled in common stock upon conversion	0.2	—	—
Amortization of stock-based compensation expense	2.3	1.9	1.9
Extraordinary gain on acquisition of FCStone	—	—	(18.5)
Gain on acquisition of INTL Provident	(0.4)	—	—
Impairment of INTL Sieramet, LLC	—	(1.1)	1.1
Changes in operating assets and liabilities:
Receivable from customers	—	—	3.8
Receivables from subsidiaries	35.7	(6.5)	12.5
Subordinated loan due from affiliate	—	—	1.0
Income taxes receivable	(13.6)	(0.5)	(7.4)
Financial instruments owned, at fair value	(0.4)	(2.8)	0.3
Other assets	(0.8)	(0.3)	(2.5)
Accounts payable and other accrued liabilities	1.7	(1.3)	2.0
Income taxes payable	—	—	(1.0)
Financial instruments sold, not yet purchased, at fair value	(0.5)	37.1	(18.3)
Net cash provided by operating activities	16.1	28.4	(7.3)
Cash flows from investing activities:
Cash paid for acquisitions, net	—	(5.0)	(1.4)
Capital contribution in affiliates	(1.0)	(0.7)	—
Purchase of property and equipment	(1.7)	—	—
Net cash used in investing activities	(2.7)	(5.7)	(1.4)
Cash flows from financing activities:
Payable to lenders under loans and overdrafts	(11.9)	(23.0)	3.8
Share repurchase	—	—	(0.1)
Debt issuance costs	(1.2)	—	—
Exercise of stock options	1.3	0.7	0.4
Income tax benefit on stock options and awards	—	—	0.3
Net cash provided by (used in) financing activities	(11.8)	(22.3)	4.4
Net increase in cash and cash equivalents	1.6	0.4	(4.3)
Cash and cash equivalents at beginning of period	0.4	—	4.3
Cash and cash equivalents at end of period	$2.0	$0.4	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$3.0	$3.8	$3.9
Income taxes paid (received), net of cash refunds	$10.8	$(1.7)	$6.4
Supplemental disclosure of non-cash investing and financing activities:
Conversion of subordinated notes to common stock, net	$16.7	$—	$0.1
Issuance of common stock related to acquisitions	$—	$—	$135.5

Schedule II

INTL FCStone Inc.
Valuation and Qualifying Accounts

(in millions)		Additions
Those reserves which are deducted in the Consolidated Financial Statements from Receivables	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Period
Fiscal Year Ended September 30, 2011:
Allowance for doubtful accounts and notes	$119.2	$3.5	$2.5		$(113.3)	$11.9
Fiscal Year Ended September 30, 2010:
Allowance for doubtful accounts and notes	$123.4	$1.6	$—	—	$(5.8)	$119.2
Fiscal Year Ended September 30, 2009:
Allowance for doubtful accounts and notes (1)	$—	$—	$123.4		$—	$123.4

(1)
In connection with the acquisition of FCStone Group, Inc. effective on September 30, 2009, after applying purchase accounting, the Company recorded receivables and notes receivable from customers of $30.6 million, net of allowance for doubtful accounts and notes of $123.4 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-K, the Company's management, including the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2011. The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2011.
Management's Report on Internal Control Over Financial Reporting
The management of INTL FCStone Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company designs and maintains accounting and internal control systems to provide reasonable assurance at reasonable cost that assets are safeguarded against loss from unauthorized use or disposition, and that the financial records are reliable for preparing financial statements and maintaining accountability for assets. These systems are augmented by written policies, an organizational structure providing division of responsibilities and careful selection and training of qualified personnel.
Management (with the participation of the Company's principal executive officer and principal financial officer) has evaluated the Company's internal control over financial reporting as of September 30, 2011, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
There are limitations inherent in any internal control, such as the possibility of human error and the circumvention or overriding of controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, and may not prevent or detect misstatements. As conditions change over time, so too may the effectiveness of internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a Company's financial reporting.
Management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2011 excluded INTL Hencorp Futures, LLC, acquired with effect from October 1, 2010 and Ambrian Commodities Limited, acquired with effect from August 31, 2011.
Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2011.
The effectiveness of the Company's internal control over financial reporting as of September 30, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, and KPMG LLP has issued a report on the effectiveness of the Company's internal control over financial reporting as of September 30, 2011, which is included in Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting.
During the fourth quarter of 2011, the Company reviewed and subsequently refined various internal controls over financial reporting, relating to an acquisition made in fiscal 2010, surrounding the distribution of over-the-counter customer statements and the confirmation of counterparty balances. We believe these modifications enhance the efficiency and effectiveness of our preparation of the financial statements produced for management and external reporting. Other than the foregoing, there were no changes in the Company's internal controls over financial reporting during the fiscal year ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
A list of our executive officers and biographical information about them and our directors will be included in the definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on February 23, 2012, which will be filed within 120 days of the end of our fiscal year ended September 30, 2011 (the “2012 Proxy Statement”) and is incorporated herein by reference. Information about our Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.
We have adopted a code of ethics that applies to the directors, officers and employees of the Company and each of its subsidiaries. The code of ethics is publicly available on our Website at www.intlfcstone.com/ethics.aspx. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.
Item 11. Executive Compensation
Information relating to our executive officer and director compensation and the compensation committee of our board of directors will be included in the 2012 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be included in the 2012 Proxy Statement and is incorporated herein by reference.
The following table provides information generally as of September 30, 2011, the last day of fiscal 2011, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under our equity compensation plans that were in effect during fiscal 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	1,344,646	$21.05	750,481
Equity compensation plans not approved by stockholders	—	—	—
Total	1,344,646	$21.05	750,481
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions and director independence will be included in the 2012 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services will be included in the 2012 Proxy Statement and is incorporated herein by reference.
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

10.36
Credit Agreement, made as of December 2, 2010, by and between FCStone Financial, Inc. as borrower, International Assets Holding Corporation, as guarantor, Bank of Montreal, as Administrative Agent and a Lender, and the lenders party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2010).

14	International Assets Holding Corporation Code of Ethics (incorporated by reference from the Company’s Form 10-KSB filed with the SEC on December 29, 2003).

21	List of the Company’s subsidiaries. *

23.1	Consent of KPMG LLP*

23.2	Consent of Rothstein, Kass & Company, P.C. *

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a). *

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a). *

32.1	32.1 Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	32.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed as part of this report.

Schedules and Exhibits Excluded
All schedules and exhibits not included are not applicable, not required or would contain information which is included in the

Consolidated Financial Statements, Summary of Significant Accounting Policies, or the Notes to the Consolidated Financial Statements.

Signatures
In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTL FCStone Inc.

/S/ SEAN M. O’CONNOR
Sean M. O’Connor
Chief Executive Officer
Dated:	December 14, 2011

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JACK FRIEDMAN	Director and Chairman of the Board	December 14, 2011
Jack Friedman

/S/ SEAN M. O’CONNOR	Director and Chief Executive Officer	December 14, 2011
Sean M. O’Connor	(Principal Executive Officer)

/S/ SCOTT J. BRANCH	Director and Chief Operating Officer	December 14, 2011
Scott J. Branch

/S/ PAUL G. ANDERSON	Director and President	December 14, 2011
Paul G. Anderson

/S/ DIEGO J. VEITIA	Director	December 14, 2011
Diego J. Veitia

/S/ ROBERT A. MILLER	Director	December 14, 2011
Robert A. Miller

/S/ JOHN RADZIWILL	Director	December 14, 2011
John Radziwill

/S/ JUSTIN R. WHEELER	Director	December 14, 2011
Justin R. Wheeler

/S/ JOHN M. FOWLER	Director	December 14, 2011
John M. Fowler

/S/ BRENT BUNTE	Director	December 14, 2011
Brent Bunte

/S/ BRUCE KREHBIEL	Director	December 14, 2011
Bruce Krehbiel

/S/ DARYL HENZE	Director	December 14, 2011
Daryl Henze

/S/ ERIC PARTHEMORE	Director	December 14, 2011
Eric Parthemore

/S/ WILLIAM J. DUNAWAY	Chief Financial Officer	December 14, 2011
William J. Dunaway	(Principal Financial Officer and Chief Accounting Officer)