Form 10-Q
period 2011-12-31
INTL FCSTONE INC.
filed 2012-02-08
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2011
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

As of February 3, 2012, there were 18,980,977 shares of the registrant’s common stock outstanding.

INTL FCStone Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTL FCStone Inc.
Condensed Consolidated Balance Sheets

(in millions, except par value and share amounts)	December 31, 2011	September 30, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$288.3	$220.6
Cash, securities and other assets segregated under federal and other regulations (including $105.0 and $22.7 at fair value at December 31, 2011 and September 30, 2011, respectively)	474.1	119.4
Deposits and receivables from:
Exchange-clearing organizations (including $1,013.5 and $1,408.2 at fair value at December 31, 2011 and September 30, 2011, respectively)	1,015.5	1,489.2
Broker-dealers, clearing organizations and counterparties (including $0.4 and $16.2 at fair value at December 31, 2011 and September 30, 2011, respectively)	133.2	146.5
Receivables from customers, net	90.7	115.9
Notes receivable, net	20.4	26.3
Income taxes receivable	9.1	8.8
Financial instruments owned, at fair value	145.7	223.1
Physical commodities inventory	113.6	160.6
Deferred income taxes	21.4	20.7
Property and equipment, net	17.3	15.0
Goodwill and intangible assets, net	56.7	56.1
Other assets	28.8	33.5
Total assets	$2,414.8	$2,635.7
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $22.9 and $22.3 at fair value at December 31, 2011 and September 30, 2011, respectively)	$114.5	$122.0
Payables to:
Customers	1,640.5	1,739.8
Broker-dealers, clearing organizations and counterparties	15.2	3.4
Lenders under loans and overdrafts	115.9	77.4
Income taxes payable	5.0	4.6
Financial instruments sold, not yet purchased, at fair value	226.6	390.9
Total liabilities	2,117.7	2,338.1
Commitments and contingencies (Note 11)
Equity:
INTL FCStone Inc. stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 30,000,000 shares; 18,919,639 issued and 18,908,082 outstanding at December 31, 2011 and 18,653,964 issued and 18,642,407 outstanding at September 30, 2011	0.2	0.2
Common stock in treasury, at cost - 11,557 shares at December 31, 2011 and September 30, 2011	(0.1)	(0.1)
Additional paid-in capital	206.5	205.2
Retained earnings	96.6	97.0
Accumulated other comprehensive loss	(6.1)	(6.0)
Total INTL FCStone Inc. stockholders’ equity	297.1	296.3
Noncontrolling interests	—	1.3
Total equity	297.1	297.6
Total liabilities and equity	$2,414.8	$2,635.7
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended December 31,
(in millions, except share and per share amounts)	2011	2010
Revenues:
Sales of physical commodities	$17,175.9	$16,208.8
Trading gains	73.4	17.1
Commission and clearing fees	32.0	37.5
Consulting and management fees	6.2	4.5
Interest income	2.7	2.5
Other income	0.2	0.4
Total revenues	17,290.4	16,270.8
Cost of sales of physical commodities	17,194.1	16,174.1
Operating revenues	96.3	96.7
Interest expense	2.1	3.8
Net revenues	94.2	92.9
Non-interest expenses:
Compensation and benefits	45.8	42.5
Clearing and related expenses	22.7	20.2
Introducing broker commissions	5.8	5.4
Communication and data services	4.6	3.5
Occupancy and equipment rental	2.8	1.8
Professional fees	2.7	2.1
Depreciation and amortization	1.5	1.0
Bad debts and impairments	0.1	2.4
Other	8.9	8.1
Total non-interest expenses	94.9	87.0
(Loss) income from continuing operations, before tax	(0.7)	5.9
Income tax (benefit) expense	(0.2)	2.1
Net (loss) income from continuing operations	(0.5)	3.8
Income from discontinued operations, net of tax	—	0.2
Net (loss) income	(0.5)	4.0
Add: Net loss attributable to noncontrolling interests	0.1	—
Net (loss) income attributable to INTL FCStone Inc. common stockholders	$(0.4)	$4.0
Basic (loss) earnings per share:
(Loss) income from continuing operations attributable to INTL FCStone Inc. common stockholders	$(0.02)	$0.22
Income from discontinued operations attributable to INTL FCStone Inc. common stockholders	—	0.01
Net (loss) income attributable to INTL FCStone Inc. common stockholders	$(0.02)	$0.23
Diluted (loss) earnings per share:
(Loss) income from continuing operations attributable to INTL FCStone Inc. common stockholders	$(0.02)	$0.21
Income from discontinued operations attributable to INTL FCStone Inc. common stockholders	—	0.01
Net (loss) income attributable to INTL FCStone Inc. common stockholders	$(0.02)	$0.22
Weighted-average number of common shares outstanding:
Basic	18,163,489	17,423,098
Diluted	18,163,489	18,424,125
Amounts attributable to INTL FCStone Inc. common stockholders:
(Loss) income from continuing operations, net of tax	$(0.4)	$3.8
Income from discontinued operations, net of tax	—	0.2
Net (loss) income	$(0.4)	$4.0
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Cash Flows Statements
(Unaudited)

	Three Months Ended December 31,
(in millions)	2011	2010
Cash flows from operating activities:
Net (loss) income	$(0.5)	$4.0
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1.5	1.0
Provision for bad debts and impairments	0.1	2.4
Deferred income taxes	(0.6)	0.8
Amortization of debt issuance costs and debt discount	0.4	0.1
Convertible debt interest settled in company stock upon conversion	—	0.1
Amortization of stock-based compensation expense	1.0	0.5
Gain on acquisition of INTL Provident	—	(0.4)
Changes in operating assets and liabilities, net:
Cash, securities and other assets segregated under federal and other regulations	(354.7)	(31.9)
Deposits and receivables from exchange-clearing organizations	473.6	(87.2)
Deposits and receivables from broker-dealers, clearing organizations, and counterparties	11.9	60.1
Receivable from customers, net	25.7	(3.1)
Notes receivable from customers, net	6.0	(29.7)
Income taxes receivable	(0.3)	1.5
Financial instruments owned and securities purchased under agreements to resell, at fair value	76.6	177.4
Physical commodities inventory	47.0	(28.7)
Other assets	4.2	(3.9)
Accounts payable and other accrued liabilities	(7.3)	4.9
Payable to customers	(99.3)	(94.0)
Payable to broker-dealers, clearing organizations and counterparties	11.8	4.3
Income taxes payable	0.4	(0.4)
Financial instruments sold, not yet purchased, at fair value	(164.4)	19.1
Net cash provided by (used in) operating activities	33.1	(3.1)
Cash flows from investing activities:
Deconsolidation of affiliates	0.4	—
Cash paid for acquisitions, net	(1.0)	(9.3)
Purchase of securities purchased under agreements to resell	—	(62.3)
Purchase of exchange memberships and common stock	—	(0.4)
Purchase of property and equipment	(3.2)	(1.3)
Net cash used in investing activities	(3.8)	(73.3)
Cash flows from financing activities:
Net change in payable to lenders under loans and overdrafts	38.5	74.1
Payments related to earn-outs on acquisitions	(0.3)	—
Repayment of subordinated debt	—	(0.5)
Debt issuance costs	—	(1.2)
Exercise of stock options	0.3	0.1
Net cash provided by financing activities	38.5	72.5
Effect of exchange rates on cash and cash equivalents	(0.1)	—
Net increase (decrease) in cash and cash equivalents	67.7	(3.9)
Cash and cash equivalents at beginning of period	220.6	81.9
Cash and cash equivalents at end of period	$288.3	$78.0
Supplemental disclosure of cash flow information:
Cash paid for interest	$2.1	$2.0
Income taxes paid, net of cash refunds	$1.4	$1.2
Supplemental disclosure of non-cash investing and financing activities:
Conversion of subordinated notes to common stock, net	$—	$5.6
Identified intangible assets and goodwill on acquisitions	$1.2	$—
Additional consideration payable related to acquisitions	$—	$3.7
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balances as of September 30, 2011	$0.2	$(0.1)	$205.2	$97.0	$(6.0)	$1.3	$297.6
Components of comprehensive income:
Net income				(0.4)		(0.1)	(0.5)
Change in foreign currency translation, net of tax					(0.1)		(0.1)
Change in pension liabilities, net of tax					0.1		0.1
Change in unrealized gain or loss on available-for-sale securities, net of tax					(0.1)		(0.1)
Total comprehensive income							(0.6)
Exercise of stock options			0.3				0.3
Stock-based compensation			1.0				1.0
Disposition or de-consolidation						(1.2)	(1.2)
Balances as of December 31, 2011	$0.2	$(0.1)	$206.5	$96.6	$(6.1)	$—	$297.1
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation and Consolidation and Recently Issued Accounting Standards
INTL FCStone Inc., a Delaware corporation, and its consolidated subsidiaries (collectively “INTL” or “the Company”), form a financial services group focused on domestic and select international markets. The Company’s services include comprehensive risk management advisory services for commercial customers; execution of listed futures and options on futures contracts on all major commodity exchanges; structured over-the-counter (“OTC”) products in a wide range of commodities; physical trading and hedging of precious and base metals and select other commodities; trading of more than 130 foreign currencies; market-making in international equities; debt origination and asset management.
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
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of September 30, 2011, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements for the interim periods presented have been reflected as required by Rule 10-01 of Regulation S-X.
Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. It is suggested that these interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in the Company’s Form 10-K for the fiscal year ended September 30, 2011 filed with the SEC.
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
The Company had a majority interest in and was the general partner of the Blackthorn Multi-Advisor Fund, LP (the “Blackthorn Fund”), whose assets, liabilities, income and expenses were included within the Company's consolidated financial statements as of and for the year ended September 30, 2011. During the three months ended December 31, 2011, the Company requested and received approval for the full redemption of its remaining investment in the Blackthorn Fund effective December 31, 2011. As a result of the final redemption, the Company no longer retains any ownership interests in the Blackthorn Fund, has transferred its rights as general partner and deconsolidated its interest in the Blackthorn Fund as of December 31, 2011. The aggregate of the redemption amount and remaining noncontrolling interest less the carrying amount of the net assets of the Blackthorn Fund resulted in a nominal gain and was recorded as a component of trading gains on the consolidated condensed income statement for the three months ended December 31, 2011, as a result of the deconsolidation.
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

Reclassifications
During the quarter ended March 31, 2011, the Company reclassified give-up fee revenue within the condensed consolidated income statement from 'consulting and management fees' to 'commission and clearing fees'. Reclassification in the amount of $0.9 million has been made to the three month period ended December 30, 2010, to conform to the current period presentation. This reclassification had no effect on previously reported total or net revenues.
To conform to the current presentation of the information concerning the Company's operating segments, the Company has reclassified $1.1 million, for the three months ended December 31, 2010, of costs not allocated to operating segments as non-variable direct segment costs, impacting reported net segment income, see Note 16.
Recent Accounting Pronouncements
In January 2010, new guidance was issued to require new disclosures and clarify existing disclosure requirements about fair value measurements as set forth in the Fair Value Measurements and Disclosures Topic in the ASC. The guidance requires that a reporting entity should disclose separately the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, the guidance clarifies that for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance was effective for the Company as of the first interim period beginning after December 15, 2009, except for the detailed level 3 roll forward disclosure, which is effective for fiscal years beginning after December 15, 2010. The Company adopted the requirements of the disclosures during the quarter ended March 31, 2010, except for the detailed level 3 roll forward disclosures. The Company adopted the detailed level 3 roll forward disclosures beginning with the first quarter ended December 31, 2011. The adoption of this guidance did not have a material impact on the Company's disclosures in its condensed consolidated financial statements.
In May 2011, the Financial Accounting Standards Board ("FASB") issued an update to the fair value measurement guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS"). The amendments in the update change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendment is not intended to result in a change in the application of the requirements in the Fair Value Measurements Topic in the ASC. This guidance is effective for interim and annual periods beginning after December 15, 2011. Early application is permitted. The Company adopted this guidance as of the first quarter of fiscal year 2012. The adoption of this guidance did not have a significant impact on the Company's condensed consolidated financial statements.
In June 2011, the FASB issued new guidance on the presentation of comprehensive income. This guidance eliminates the current option to report OCI and its components in the statement of changes in equity. Under this guidance, an entity can elect to present items of net income and OCI in one continuous statement or in two separate, but consecutive, statements. In addition, the guidance requires entities to show the effects of items reclassified from OCI to net income on the face of the financial statements. This guidance is effective for fiscal years beginning after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required. This guidance is effective for the Company's fiscal year beginning October 1, 2012 and all interim periods within that fiscal year. In December 2011, the FASB issued guidance that deferred the portion of the original guidance that required a company to separately present within net income reclassification adjustments of items out of accumulated other comprehensive income. The deferral is intended to be temporary until the FASB has time to reconsider these changes. The other provisions of the guidance will become effective as originally planned by the FASB. The Company is expecting to adopt this guidance in the first quarter of fiscal year 2013. As the Company reports comprehensive income within its condensed consolidated statements of stockholders' equity, the adoption of this guidance will result in a change in the presentation of comprehensive income in the Company's condensed consolidated financial statements.
In September 2011, the FASB issued amended guidance on goodwill impairment testing. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment, whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, before calculating the fair value of the reporting unit. Because the qualitative assessment is optional, entities may bypass it for any reporting unit in any period and begin their impairment analysis with the quantitative calculation in step 1. The guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the guidance does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant, however, it does revise the examples of events and circumstances that an entity should consider. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted this guidance at the beginning of fiscal year 2012.The adoption of this guidance will not have a material impact on the Company's condensed consolidated financial statements.
On December 16, 2011, the FASB issued new guidance on the disclosures about offsetting assets and liabilities. While the FASB retained the existing offsetting models under U.S. GAAP, the new standard requires disclosures to allow investors to better compare and understand significant quantitative differences in financial statements prepared under U.S. GAAP. The new standard is effective for annual periods beginning after January 1, 2013, and interim periods within those annual periods. Retrospective application is required. This guidance is effective for the Company's fiscal year beginning October 1, 2013. The Company is expecting to adopt this guidance starting with the first quarter of fiscal year 2014. The adoption of this guidance is expected to change some of the Company's disclosures within the notes to the condensed consolidated financial statements.
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

	Three Months Ended December 31,
(in millions, except share amounts)	2011	2010
Numerator:
(Loss) income from continuing operations attributable to INTL FCStone Inc. stockholders	$(0.4)	$3.8
Less: Allocation to participating securities	—	(0.1)
(Loss) income from continuing operations allocated to common stockholders	$(0.4)	$3.7
Loss (income) from discontinued operations	$—	$0.2
Less: Allocation to participating securities	—	—
Loss (income) from discontinued operations allocated to common stockholders	$—	$0.2
Diluted net (loss) income	$(0.4)	$4.0
Less: Allocation to participating securities	—	(0.1)
Diluted net (loss) income allocated to common stockholders	$(0.4)	$3.9
Denominator:
Weighted average number of:
Common shares outstanding	18,163,489	17,423,098
Dilutive potential common shares outstanding:
Share-based awards	—	1,001,027
Diluted weighted-average shares	18,163,489	18,424,125
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
Options to purchase 2,209,102 and 412,503 shares of common stock for the three months ended December 31, 2011 and 2010, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.

Note 3 – Receivables from Customers and Notes Receivable, net
Receivables from customers, net and notes receivable, net include a provision for bad debts, which reflects our best estimate of probable losses inherent in the receivables from customers and notes receivable. The Company provides for an allowance for doubtful accounts based on a specific-identification basis. The Company continually reviews its provision for bad debts. The allowance for doubtful accounts related to receivables from customers was $3.4 million and $11.8 million as of December 31, 2011 and September 30, 2011, respectively. The allowance for doubtful accounts related to notes receivable was $0.1 million as of December 31, 2011 and September 30, 2011, respectively.
During the three months ended December 31, 2011, the Company recorded bad debt expense, net of recoveries, of $0.1 million. During the three months ended December 31, 2010, the Company recorded bad debt expense, net of recoveries, of $2.4 million including provision increases and direct write-offs of $4.2 million, offset by recoveries of $1.8 million. The provision increases during the quarter ended December 31, 2010 primarily related to a customer to whom the Company had consigned gold, in the C&RM segment, and a clearing customer deficit account in the CES segment. The recorded recoveries during the quarter ended December 31, 2010 included $1.3 million following a settlement relating to a disputed trade that was "given-up" to FCStone, LLC during the quarter ended June 30, 2010 by another futures commission merchant for a customer that held an account with FCStone, LLC.
Activity in the allowance for doubtful accounts and notes was as follows:

(in millions)
Balance, September 30, 2011	$11.9
Provision for bad debts	0.1
Deductions:
Charge-offs	(8.5)
Recoveries	—
Balance, December 31, 2011	$3.5
Additionally, in the normal course of operations the Company accepts notes receivable under sale/repurchase agreements with customers whereby the customers sell certain commodity inventory and agree to repurchase the commodity inventory at a future date at either a fixed or floating rate. These transactions are short-term in nature, and are treated as secured borrowings rather than commodity inventory, purchases and sales in the Company’s condensed consolidated financial statements. As of December 31, 2011 and September 30, 2011, the Company had outstanding notes receivable of $18.5 million and $24.3 million, respectively, related to this program.
Note 4 – Assets and Liabilities, at Fair Value
The Company’s financial and nonfinancial assets and liabilities reported at fair value are included within the following captions on the condensed consolidated balance sheets:

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
The table below sets forth an analysis of the carrying value of financial instruments owned and financial instruments sold, not yet purchased as of December 31, 2011 and September 30, 2011. This is followed by tables that provide the information required by the Fair Value Measurements and Disclosures Topic of the ASC for all financial assets and liabilities that are carried at fair value.

	December 31, 2011		September 30, 2011
(in millions)	Owned	Sold, not yet purchased	Owned	Sold, not yet purchased
Common stock and American Depositary Receipts ("ADRs")	$24.2	$11.3	$46.9	$23.4
Exchangeable foreign ordinary equities and ADRs	6.9	13.3	9.8	23.8
Corporate and municipal bonds	5.1	—	8.7	—
U.S. government obligations	6.3	—	0.8	—
Foreign government obligations	6.0	—	6.7	—
Derivatives	64.5	62.4	101.9	122.9
Commodities leases and unpriced positions	9.7	139.6	26.1	220.8
Commodities warehouse receipts	18.7	—	16.2	—
Exchange firm common stock	3.6	—	3.7	—
Mutual funds and other	0.7	—	1.0	—
Investment in managed funds	—	—	1.3	—
	$145.7	$226.6	$223.1	$390.9
Fair Value Hierarchy
The majority of financial assets and liabilities on the condensed consolidated balance sheets are reported at fair value. Cash is reported at the balance held at financial institutions. Cash equivalents include the value of money market funds and certificates of deposit. Cash, securities and other assets segregated under federal and other regulations include the value of cash collateral as well as the value of other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and commodities warehouse receipts. Deposits with and receivables from exchange-clearing organizations and broker-dealers, clearing organizations and counterparties and payables to customers and broker-dealers, clearing organizations and counterparties include the value of cash collateral as well as the value of money market funds and other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and mortgage-backed securities. These balances also include the fair value of exchange-traded futures and options on futures and exchange-cleared swaps and options. Financial instruments owned and sold, not yet purchased include the value of U.S. and foreign government obligations, corporate debt securities, derivative financial instruments, commodities, mutual funds and investments in managed funds. Notes payable and subordinated debt carry variable rates of interest and thus approximate fair value.
The fair value estimates presented in the financial statements are based on pertinent information available to management as of December 31, 2011 and September 30, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented in the financial statements.
Cash equivalents, securities, commodities warehouse receipts, derivative financial instruments and contingent liabilities are carried at fair value, on a recurring basis, and are classified and disclosed into three levels within the fair value hierarchy. The Company did not have any fair value adjustments for assets or liabilities measured at fair value on a non-recurring basis during the three months ended December 31, 2011, except as disclosed in Note 14, if applicable. The three levels of the fair value hierarchy under the Fair Value Measurements and Disclosures Topic of the ASC are:
Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2 - Quoted prices for identical or similar assets or liabilities in markets that are less active, that is, markets in which there are few transactions for the asset or liability that are observable for substantially the full term; and
Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of December 31, 2011 and September 30, 2011 by level within the fair value hierarchy.

	December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Money market funds	$0.1	$—	$—	$—	$0.1
Certificate of deposits	2.6	—	—	—	2.6
Unrestricted cash equivalents	2.7	—	—	—	2.7
Commodities warehouse receipts	19.8	—	—	—	19.8
U.S. government obligations	—	85.2	—	—	85.2
Securities and other assets segregated under federal and other regulations	19.8	85.2	—	—	105.0
Money market funds	494.0	—	—	—	494.0
U.S. government obligations	—	675.3	—	—	675.3
Mortgage-backed securities	—	8.0	—	—	8.0
Derivatives	3,677.7	—	—	(3,841.5)	(163.8)
Deposits and receivables from exchange-clearing organizations	4,171.7	683.3	—	(3,841.5)	1,013.5
U.S. government obligations	—	0.1	—	—	0.1
Derivatives	0.5	—	—	(0.2)	0.3
Deposits and receivables from broker-dealers, clearing organizations and counterparties	0.5	0.1	—	(0.2)	0.4
Common stock and ADRs	28.9	1.1	1.1	—	31.1
Corporate and municipal bonds	0.3	1.3	3.5	—	5.1
U.S. government obligations	—	6.3	—	—	6.3
Foreign government obligations	6.0	—	—	—	6.0
Derivatives	118.5	389.9	—	(443.9)	64.5
Commodities leases and unpriced positions	—	11.0	—	(1.3)	9.7
Commodities warehouse receipts	18.7	—	—	—	18.7
Exchange firm common stock	2.9	0.7	—	—	3.6
Mutual funds and other	0.3	—	0.4	—	0.7

Financial instruments owned	175.6	410.3	5.0	(445.2)	145.7
Total assets at fair value	$4,370.3	$1,178.9	$5.0	$(4,286.9)	$1,267.3
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$22.9	$—	$22.9
Payables to customers - derivatives	3,841.5	—	—	(3,841.5)	—
Common stock and ADRs	24.2	0.4	—	—	24.6

Derivatives	132.1	356.9	—	(426.6)	62.4
Commodities leases and unpriced positions	—	289.2	—	(149.6)	139.6
Financial instruments sold, not yet purchased	156.3	646.5	—	(576.2)	226.6
Total liabilities at fair value	$3,997.8	$646.5	$22.9	$(4,417.7)	$249.5

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.

	September 30, 2011
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Money market funds	$0.1	$—	$—	$—	$0.1
Certificate of deposits	12.6	—	—	—	12.6
Unrestricted cash equivalents	12.7	—	—	—	12.7
Commodities warehouse receipts	19.0	—	—	—	19.0
U.S. government obligations	—	3.7	—	—	3.7
Securities and other assets segregated under federal and other regulations	19.0	3.7	—	—	22.7
Money market funds	1,193.5	—	—	—	1,193.5
U.S. government obligations	—	470.5	—	—	470.5
Mortgage-backed securities	—	8.5	—	—	8.5
Derivatives	7,227.4	—	—	(7,491.7)	(264.3)
Deposits and receivables from exchange-clearing organizations	8,420.9	479.0	—	(7,491.7)	1,408.2
U.S. government obligations	—	0.1	—	—	0.1
Derivatives	47.3	1,073.5	—	(1,104.7)	16.1
Deposits and receivables from broker-dealers, clearing organizations and counterparties	47.3	1,073.6	—	(1,104.7)	16.2
Common stock and ADRs	53.4	2.2	1.1	—	56.7
Corporate and municipal bonds	—	5.1	3.6	—	8.7
U.S. government obligations	—	0.8	—	—	0.8
Foreign government obligations	5.8	0.9	—	—	6.7
Derivatives	210.5	557.6	—	(666.2)	101.9
Commodities leases and unpriced positions	—	66.3	—	(40.2)	26.1
Commodities warehouse receipts	16.2	—	—	—	16.2
Exchange firm common stock	3.0	0.7	—	—	3.7
Mutual funds and other	0.6	—	0.4	—	1.0
Investment in managed funds	—	1.3	—	—	1.3
Financial instruments owned	289.5	634.9	5.1	(706.4)	223.1
Total assets at fair value	$8,789.4	$2,191.2	$5.1	$(9,302.8)	$1,682.9
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$22.3	$—	$22.3
Payables to customers - derivatives	6,234.7	—	—	(6,234.7)	—
Common stock and ADRs	44.9	2.3	—	—	47.2

Derivatives	219.9	1,679.1	—	(1,776.1)	122.9
Commodities leases and unpriced positions	—	431.9	—	(211.1)	220.8
Financial instruments sold, not yet purchased	264.8	2,113.3	—	(1,987.2)	390.9
Total liabilities at fair value	$6,499.5	$2,113.3	$22.3	$(8,221.9)	$413.2

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.
Realized and unrealized gains and losses are included within ‘trading gains’ in the condensed consolidated income statements.
Information on Level 3 Financial Assets and Liabilities
The Company’s financial assets at fair value classified within level 3 of the fair value hierarchy as of December 31, 2011 and September 30, 2011 are summarized below:

(in millions)	December 31, 2011	September 30, 2011
Total level 3 assets	$5.0	$5.1
Level 3 assets for which the Company bears economic exposure	$5.0	$5.1
Total assets	$2,414.8	$2,635.7
Total financial assets at fair value	$1,267.3	$1,682.9
Total level 3 assets as a percentage of total assets	0.2%	0.2%
Level 3 assets for which the Company bears economic exposure as a percentage of total assets	0.2%	0.2%
Total level 3 assets as a percentage of total financial assets at fair value	0.4%	0.3%
The following tables set forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the three months ended December 31, 2011 and 2010, including a summary of unrealized gains (losses) during the three months on the Company’s level 3 financial assets and liabilities still held as of December 31, 2011.

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended December 31, 2011
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases, issuances, settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$1.1	$—	$—	$—	$—	$1.1
Corporate and municipal bonds	3.6	—	(0.1)	—	—	3.5

Mutual funds and other	0.4	—	—	—	—	0.4
Investment in managed funds	—	—	—	—	—	—
	$5.1	$—	$(0.1)	$—	$—	$5.0
Liabilities:
Contingent liabilities	$22.3	$—	$0.9	$(0.3)	$—	$22.9

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended December 31, 2010
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases, issuances, settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$1.2	$—	$—	$—	$—	$1.2
Corporate and municipal bonds	8.0	—	0.1	—	—	8.1

Mutual funds and other	0.4	—	—	—	—	0.4
Investment in managed funds	0.6	—	—	—	—	0.6
	$10.2	$—	$0.1	$—	$—	$10.3
Liabilities:
Contingent liabilities	$32.3	$—	$1.4	$(3.7)	$—	$30.0
The Company is required to make additional future cash payments based on certain financial performance measures of its acquired businesses. The Company is required to remeasure the fair value of the cash earnout arrangements on a recurring basis in accordance with the guidance in the Business Combinations Topic of the ASC. The Company has classified its net liabilities for the contingent earnout arrangements within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. The estimated fair value of the contingent purchase consideration is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted employing present value techniques in arriving at the acquisition-date fair value. The discount rate was developed using market participant company data, a level 2 input in the fair value hierarchy, and there have been no significant changes in the discount rate environment. From the dates of acquisition to December 31, 2011, certain acquisitions have had changes in the estimates of undiscounted cash flows, based on actual performances fluctuating from estimates. During the three months ended December 31, 2011, the fair value of the contingent consideration changed $0.9 million, with the corresponding amount classified as 'other' within the condensed consolidated income statements.

The Company reports transfers in and out of levels 1, 2 and 3, as applicable, using the fair value of the securities as of the beginning of the reporting period in which the transfer occurred.
The Company did not have any transfers between level 1 and level 2 fair value measurements for the three months ended December 31, 2011.
The Company has recorded unrealized gains of $0.1 million, net of income tax expense of $0.1 million related to U.S. government obligations and corporate bonds classified as available-for-sale securities in OCI as of December 31, 2011. The following tables summarize the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses of the Company’s investment securities classified as available-for-sale as of December 31, 2011 and September 30, 2011:

December 31, 2011
Amounts included in financial instruments owned:
	Amortized Cost	Unrealized Holding (1)		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$6.0	$—	$—	$6.0

	$6.0	$—	$—	$6.0

(1)	Unrealized gain/loss on financial instruments owned as of December 31, 2011 is less than $0.1 million.

Amounts included in deposits with and receivables from exchange-clearing organizations:
	Amortized Cost	Unrealized Holding		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$637.3	$—	$—	$637.3
Mortgage-backed securities	7.9	0.1	—	8.0
	$645.2	$0.1	$—	$645.3

September 30, 2011
Amounts included in financial instruments owned:
	Amortized Cost	Unrealized Holding (1)		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$0.5	$—	$—	$0.5
Corporate bonds	5.0	—	—	5.0
	$5.5	$—	$—	$5.5

(1)	Unrealized gain/loss on financial instruments owned as of September 30, 2011 is less than $0.1 million.

Amounts included in deposits with and receivables from exchange-clearing organizations:
	Amortized Cost	Unrealized Holding		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$440.6	$0.1	$—	$440.7
Mortgage-backed securities	8.3	0.2	—	8.5
	$448.9	$0.3	$—	$449.2
As of December 31, 2011 and September 30, 2011, investments in debt securities classified as available-for-sale ("AFS") mature as follows:

December 31, 2011
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$643.3	$—	$643.3

Mortgage-backed securities	—	8.0	8.0
	$643.3	$8.0	$651.3

September 30, 2011
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$441.2	$—	$441.2
Corporate bonds	5.0	—	5.0
Mortgage-backed securities	—	8.5	8.5
	$446.2	$8.5	$454.7
There were no sales of AFS securities during the three months ended December 31, 2011 and 2010, and as a result, no realized gains or losses were recorded for the three months ended December 31, 2011 and 2010.
For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.
The Company has also classified equity investments in exchange firms' common stock not pledged for clearing purposes as available-for-sale. The investments are recorded at fair value, with unrealized gains and losses recorded, net of taxes, as a component of OCI until realized. As of December 31, 2011, the cost and fair value of the equity investments in exchange firms was $4.4 million and $3.7 million, respectively. The Company recorded unrealized losses of $0.5 million, net of income tax benefit of $0.3 million in OCI related to equity investments in exchange firms as of December 31, 2011. The Company monitors the fair value of exchange common stock on a periodic basis, and does not consider any current unrealized losses to be anything other than a temporary impairment.
Note 5 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of December 31, 2011 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to December 31, 2011. The total of $226.6 million as of December 31, 2011 includes $62.4 million for derivative contracts, which represent a liability to the Company based on their fair values as of December 31, 2011.
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
The Company continues to employ an interest rate risk management strategy, implemented in April 2010, that uses derivative financial instruments in the form of interest rate swaps to manage a portion of the aggregate interest rate position. The Company’s objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap the resulting variable interest earnings into the medium-term interest stream, by using a strip of interest rate swaps that mature every quarter, in order to achieve the two year moving average of the two year swap rate. The risk mitigation of these interest rate swaps is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC, and as a result they are recorded at fair value, with changes in the marked-to-market valuation of the financial instruments recorded within 'trading gains' in the condensed consolidated income statements. As of December 31, 2011, approximately $965 million in notional principal of interest rate swaps were outstanding with a weighted-average life of 12 months.

Listed below are the fair values of the Company's derivative assets and liabilities as of December 31, 2011 and September 30, 2011. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	December 31, 2011		September 30, 2011
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$3,600.1	$3,762.7	$7,074.2	$6,062.4
OTC commodity derivatives	471.4	485.0	763.7	780.1
Exchange-traded foreign exchange derivatives	58.0	45.9	126.9	89.8
OTC foreign exchange derivatives (2)(3)	35.6	3.4	1,074.3	1,118.9
Interest rate derivatives	2.9	5.7	5.5	2.8
Equity index derivatives	18.6	27.8	71.7	79.7
Gross fair value of derivative contracts	4,186.6	4,330.5	9,116.3	8,133.7
Impact of netting and collateral	(4,285.6)	(4,268.1)	(9,262.6)	(8,010.8)
Total fair value included in ‘Deposits and receivables from exchange-clearing organizations’	$(163.8)		$(264.3)
Total fair value included in 'Deposits and receivables from broker-dealers, clearing organizations and counterparties'	$0.3		$16.1
Total fair value included in ‘Financial instruments owned, at fair value’	$64.5		$101.9
Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$62.4		$122.9

(1)	As of December 31, 2011 and September 30, 2011, the Company’s derivative contract volume for open positions was approximately 4.0 million and 3.9 million contracts, respectively.

(2)
In accordance with agreements with counterparties, the Company is allowed to periodically take advances against its open trade fair value. These amounts exclude advances against open trade fair value of $18.7 million outstanding as of December 31, 2011.

(3)
In accordance with agreements with counterparties, the Company has to maintain a sufficient margin collateral balance based on the value of the open positions. These amounts exclude deposits with the counterparties for margin collateral, which are included in netting and collateral line, of $53.5 million as of September 30, 2011.

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
The following table sets forth the Company's gains (losses) related to derivative financial instruments for the three months ended December 31, 2011 and 2010, in accordance with the Derivatives and Hedging Topic of the ASC. The gains (losses) set forth below are included within ‘trading gains’ in the condensed consolidated income statements.

	Three Months Ended December 31,
(in millions)	2011	2010
Gains (losses) from derivative contracts	$31.9	$(19.2)
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
The Company is a party to financial instruments in the normal course of its business through customer and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held as of December 31, 2011 and September 30, 2011 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting, or customer agreements which reduce the exposure to the Company.
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
Note 6 – Physical Commodities Inventory
Physical commodities inventory is valued at the lower of cost or fair value, determined using the weighted-average cost method. Commodities in process include commodities in the process of being recycled. As of December 31, 2011 and September 30, 2011, $112.8 million and $159.4 million, respectively, of physical commodities inventory served as collateral under one of the Company’s credit facilities, as detailed further in Note 10. The carrying values of the Company’s inventory as of December 31, 2011 and September 30, 2011 are shown below.

(in millions)	December 31, 2011	September 30, 2011
Commodities in process	$1.7	$2.4
Finished commodities	111.9	158.2
Physical commodities inventory	$113.6	$160.6

As a result of declining market prices for some commodities, the Company recorded lower of cost or market ("LCM") adjustments for physical commodities inventory of $3.0 million and $21.9 million as of December 31, 2011 and September 30, 2011, respectively. The adjustments are included within 'cost of sales of physical commodities' in the condensed consolidated income statements.
Note 7 – Goodwill
The carrying value of goodwill by segment is as follows:

(in millions)	As of December 31, 2011	September 30, 2011
Commodity and Risk Management Services	$30.9	$30.9
Foreign Exchange	6.3	6.3
Securities	5.3	5.3
Goodwill	$42.5	$42.5

Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows:

	December 31, 2011			September 30, 2011
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Noncompete agreement	$3.7	$(2.0)	$1.7	$3.7	$(1.7)	$2.0
Trade name	0.6	(0.5)	0.1	0.6	(0.5)	0.1
Software programs/platforms	2.1	(0.8)	1.3	2.1	(0.6)	1.5
Customer base	10.1	(1.1)	9.0	8.9	(1.0)	7.9
	16.5	(4.4)	12.1	15.3	(3.8)	11.5
Intangible assets not subject to amortization
Trade name	2.1	—	2.1	2.1	—	2.1
Total intangible assets	$18.6	$(4.4)	$14.2	$17.4	$(3.8)	$13.6
Amortization expense related to intangible assets was $0.6 million and $0.5 million for the three months ended December 31, 2011 and 2010, respectively. As of December 31, 2011, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2012 (remaining nine months)	$2.3
Fiscal 2013	2.2
Fiscal 2014	0.9
Fiscal 2015	0.7
Fiscal 2016	0.4
Fiscal 2017 and thereafter	5.6
$12.1

Note 9 – Other Expenses
Other expenses for the three months ended December 31, 2011 and 2010 are comprised of the following:

	Three Months Ended December 31,
(in millions)	2011	2010
Business development	$3.2	$1.9
Non-trading hardware and software maintenance and software licensing	0.6	0.5
Contingent consideration, net(1)	1.3	3.1
Insurance	0.4	0.4
Other non-income taxes	0.7	0.6
Advertising, meetings and conferences	0.6	0.2
Office supplies and printing	0.3	0.3
Other	1.8	1.1
Total other expenses	$8.9	$8.1
(1) Contingent consideration includes remeasurement of contingent liabilities related to business combinations accounted for in accordance with the provisions of the Business Combinations Topic of the ASC (see Note 4) and additional purchase price, based on achieving specific conditions and earnings targets, relating to FCStone, LLC's previous acquisition of Downes O'Neill, LLC ("Downes O'Neill") and Globecot, Inc. ("Globecot"). When the Downes O'Neill and Globecot acquisitions occurred, they were recorded in accordance with SFAS No. 141, Business Combinations ("SFAS 141"). As a result of the Company's merger with FCStone Group, Inc. on September 30, 2009, this contingent purchase price amount was considered a pre-acquisition contingency, which was not reasonably estimable during the merger allocation period following the FCStone transaction. In accordance with SFAS 141, adjustments to pre-acquisition contingencies, made after the end of the allocation period, are included in earnings in the current period.
Note 10 – Credit Facilities
As of December 31, 2011, the Company had four committed credit facilities under which the Company may borrow up to $375 million, subject to certain conditions. Additionally, the Company had an uncommitted forward contract for commodities agreement under which the Company may borrow up to $50 million to fund forward contract commodity transactions. The amounts outstanding under these credit facilities are short term borrowings and carry variable rates of interest, thus approximating fair value.
A summary of the Company’s credit facilities in place as of December 31, 2011 is as follows:

•
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

•
An unsecured syndicated committed line of credit, established on June 21, 2010 and renewed by amendment on June 20, 2011, under which FCStone, LLC may borrow up to $75 million. This line of credit is intended to provide short term funding of margin to commodity exchanges as necessary. This line of credit is subject to annual review, and the continued availability of this line of credit is subject to FCStone, LLC’s financial condition and operating results continuing to be satisfactory as set forth in the agreement. The facility is guaranteed by the Company.

•
A one-year syndicated committed borrowing facility established on December 2, 2010, and renewed by amendment on October 11, 2011, under which the Company’s subsidiary, FCStone Financial, Inc. ("FCStone Financial"), is entitled to borrow up to $75 million, subject to certain conditions. The loan proceeds are used to finance traditional commodity financing arrangements or the purchase of eligible commodities from sellers who have agreed to sell and later repurchase such commodities from FCStone Financial, and are secured by its assets. The facility is guaranteed by the

Company.

•
An uncommitted forward contract for commodities agreement established on June 23, 2011, under which the Company’s subsidiary, FCStone Merchant Services, LLC ("FCStone Merchant Services") is entitled to borrow up to $50 million to fund forward contracts on specified commodities. The forward contract commodity transactions include a simultaneous agreement from the lender to purchase specified commodities from FCStone Merchant Services and to sell the same specified commodities to FCStone Merchant Services, on a forward sale basis. The price at which FCStone Merchant Services will be obligated to repurchase the specified commodities from the lender is calculated as the purchase price plus accrued interest on the purchase price at the cost of funds rate determined by the lender. The facility is guaranteed by the Company.

Credit facilities and outstanding borrowings as of December 31, 2011 and September 30, 2011 were as follows:

(in millions)			Amounts Outstanding
Security	Renewal / Expiration Date	Total Commitment	December 31, 2011	September 30, 2011
Certain pledged shares	October 1, 2013	$85.0	$—	$—
Certain commodities assets	September 20, 2012	140.0	110.0	60.0
None	June 18, 2012	75.0	—	—
Certain commodities assets	October 9, 2012	75.0	4.0	15.5
Certain forward commodity contracts	n/a	—	1.9	1.9
		$375.0	$115.9	$77.4
During fiscal 2012, $215 million of the Company’s committed credit facilities are scheduled to expire. While there is no guarantee that the Company will be able to renew or replace current agreements when they expire, based on its strong liquidity position and capital structure the Company believes it will be able to do so.
The Company’s facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum net worth, minimum working capital, minimum regulatory capital, minimum net unencumbered liquid assets, minimum equity, minimum interest coverage and leverage ratios and maximum net loss. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of December 31, 2011, the Company was in compliance with all of its covenants under its credit facilities.
Note 11 – Commitments and Contingencies
Legal Proceedings
Certain conditions may exist as of the date that the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.
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
In addition to the matters discussed below, from time to time and in the ordinary course of business, we are involved in various legal actions and proceedings, including tort claims, contractual disputes, employment matters, workers' compensation claims and collections. We carry insurance that provides protection against certain types of claims, up to the policy limits of our insurance. As of December 31, 2011, the condensed consolidated balance sheet includes loss contingency accruals, recorded in fiscal 2011, which are not material. In the opinion of management, possible exposure in these matters in excess of the amounts accrued is not material to the Company's earnings, financial position or liquidity.
The following is a summary of significant legal matters involving the Company.
Securities Litigation
FCStone and certain officers of FCStone were named as defendants in an action filed in the United States District Court for the

Western District of Missouri on July 15, 2008. A consolidated amended complaint ("CAC") was subsequently filed on September 25, 2009. As alleged in the CAC, the action purports to be brought as a class action on behalf of purchasers of FCStone common stock between November 15, 2007 and February 24, 2009. The CAC seeks to hold defendants liable under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and concerns disclosures included in FCStone's fiscal year 2008 public filings. Specifically, the CAC relates to FCStone's public disclosures regarding an interest rate hedge, a bad debt expense arising from unprecedented events in the cotton trading market, and certain disclosures beginning on November 3, 2008 related to losses it expected to incur arising primarily from a customer energy trading account. FCStone and the named officers moved to dismiss the action. Although the court denied that motion on November 16, 2010, it limited the action to the public disclosures made on November 3, 2008 and November 4, 2008 related to the energy trading account. The parties have completed briefing of lead plaintiffs' motion to certify a class on behalf of purchasers of FCStone stock between April 14, 2008 and February 24, 2009, and that motion is pending the court's ruling. Discovery has commenced and is continuing. The Company and the FCStone defendants continue to believe the action is meritless, and intend to defend the action vigorously.
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
On July 8, 2009, a purported shareholder class action complaint was filed against FCStone and its directors, as well as the Company, in the Circuit Court of Clay County, Missouri. The complaint alleged that FCStone and its directors breached their fiduciary duties by failing to maximize stockholder value in connection with the contemplated acquisition of FCStone by the Company. This complaint was subsequently consolidated with the complaint filed in the Circuit Court of Platte County, Missouri. The plaintiffs subsequently filed an amended consolidated complaint which does not assert any claims against the Company. This complaint purports to be filed derivatively on FCStone and the Company's behalf and against certain of FCStone current and former directors and officers and directly against the same individuals. The Company, FCStone and the defendants filed motions to dismiss on multiple grounds. That motion is fully briefed and pending decision.
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
In February 2011, the Company's Board of Directors formed a special committee to conduct an independent investigation of FCStone's disclosures and accounting for losses associated with the energy trading account. The Board of Directors determined that it would be appropriate and consistent with its governance and oversight responsibilities to form the special committee to investigate these matters as they pertain to the private litigation and the SEC investigation described above. The special committee, which is comprised solely of independent directors of the Company who were not formerly directors of FCStone, retained an independent law firm to represent and assist it in its investigation.
Convertible Note Holder Litigation
In November 2009, an investor in a principal amount of $3.7 million of the Company’s senior subordinated convertible notes due 2011 (the “Notes”) filed a notice of motion for summary judgment on the Company, claiming that the FCStone transaction resulted in a change of control as defined in the Notes; and that, as a result, the Company should have afforded the investor the opportunity to have the Notes redeemed at a 15% premium. The investor also claimed default interest at the rate of 15% per annum established in the Notes. The investor's motion was denied in March, 2010, and the investor filed an amended complaint in April, 2010. The remaining three holders of the Notes, holding Notes in an aggregate amount of $13.0 million, filed a similar lawsuit on the Company on October 20, 2010.
During the year ended September 30, 2011, the holders of the Notes converted the principal amount and accrued interest into shares of common stock of the Company. Subsequent to conversion, two holders of the Notes, each a holder of $4.0 million in principal amount of the convertible notes as of September 30, 2009, persisted in their claim against the Company. Subsequent to the quarter ended December 31, 2011, the Company entered into an agreement with the two holders of the Notes, pursuant to which the Company paid the plaintiffs the amount of $0.2 million in settlement of all claims.
Sentinel Litigation

In August 2008, the bankruptcy trustee for Sentinel Management Group, Inc. ("Sentinel") filed adversary proceedings against one of the Company's subsidiaries, FCStone, LLC, and a number of other FCMs in the U.S. Bankruptcy Court for the Northern District of Illinois. This case was subsequently reassigned to the United States District Court for the Northern District of Illinois. In the complaint, the trustee is seeking avoidance of alleged transfers or withdrawals of funds received by the Company and other FCMs within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions and disallowance of the proof of claim filed by the FCStone, LLC. The trustee seeks recovery of pre- and post-petition transfers totaling approximately $15.5 million. In April 2009, the trustee filed an amended complaint adding a claim for unjust enrichment. FCStone, LLC answered the complaints and all parties entered into the discovery phase of the litigation. On January 21, 2011 the trustee filed a motion for summary judgment on various counts in the adversary proceedings filed in August, 2008 against FCStone, LLC and a number of other FCMs. The motion has since been fully briefed, and is pending before the court awaiting decision. On January 13, 2012, the Company filed a motion for summary judgment in its favor with respect to the transfer of approximately $1.1 million to its customer segregated account on August 17, 2007 pursuant to the "safe harbor" provisions of Section 546(e) of the U.S. Bankruptcy Code. The court has not set a deadline for ruling on any pending motions, and has not set a trial date. FCStone, LLC intends to defend the matter vigorously, and to coordinate its defense with the other FCMs.
Contractual Commitments
Contingent Liabilities - Acquisitions
Under the terms of the purchase agreements related to the acquisitions listed below, the Company has obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The contingent liability for these estimated additional purchase price considerations are included within ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets as of December 31, 2011. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings.
The Company has a contingent liability relating to the November 2011 acquisition of Coffee Network which may result in the payment of additional purchase price consideration, see Note 14.
The Company has a contingent liability relating to the October 2010 acquisition of Hencorp Becstone Futures, L.C., subsequently renamed INTL Hencorp Futures, LLC ("Hencorp Futures"), which may result in the payment of additional purchase price consideration. The contingent liability recorded represents the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings during the second, third and fourth fiscal years following the closing of the acquisition and a discount rate being applied to those future payments. The change in fair value for the three months ended December 31, 2011 was an increase of $0.1 million, included within ‘other expense’ in the condensed consolidated income statements. The present value of the estimated total purchase price, including contingent consideration, is $6.5 million as of December 31, 2011, of which $2.5 million has not been paid and is included within ‘accounts payable and other liabilities’ in the condensed consolidated balance sheets.
The Company has a contingent liability relating to the July 2010 acquisition of the Hanley Companies, which may result in the payment of additional purchase price consideration. The contingent liability recorded represents the fair value of the expected consideration to be paid, based on the contingent payments equal to 15% of the forecasted adjusted earnings before interest and taxes of the soft commodities derivatives business of the acquired Hanley Companies and INTL Hanley, LLC (the “Derivatives Division”) for the two twelve-month periods ending June 30, 2012 and June 30, 2013 and a final contingent payment based on the cumulative Adjusted EBIT of the Derivatives Division for the three year period commencing on July 1, 2010, with a discount rate being applied to those future payments. The change in fair value for the three months ended December 31, 2011 was an increase of $1.1 million, included within ‘other expense’ in the condensed consolidated income statements. The present value of the estimated total purchase price, including contingent consideration, is $52.6 million as of December 31, 2011, of which $14.6 million has not been paid and is included within ‘accounts payable and other liabilities’ in the condensed consolidated balance sheets.
The Company has a contingent liability relating to the April 2010 acquisition of the RMI Companies, which may result in the payment of additional consideration. The contingent liability recorded represents the fair value of expected consideration to be paid based on the forecasted sales during the two twelve-month periods ending March 31, 2012 and 2013, and a discount rate being applied to those future payments. The change in fair value for the three months ended December 31, 2011 was a decrease of $0.2 million, included within ‘other expense’ in the condensed consolidated income statements. The present value of the estimated total purchase price, including contingent consideration, is $14.9 million as of December 31, 2011, of which $5.8 million has not been paid and is included within ‘accounts payable and other liabilities’ in the condensed consolidated balance sheets.
The Company has a contingent liability relating to the February 2008 acquisition of Globecot, Inc. by FCStone, LLC. Under the terms of the purchase agreement, the Company has an obligation to pay additional consideration if specific conditions and earnings targets are met in the twelve-month period ending December 31, 2012. Although this transaction was made prior to the Company's acquisition of FCStone, any additional consideration would be considered an adjustment to a pre-acquisition contingency made after the end of the allocation period, and included in earnings in the current period. The additional consideration is limited to $0.4 million for the twelve-month period.
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
Note 12 – Capital and Other Regulatory Requirements
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
The subsidiaries of the Company are in compliance with all of their regulatory requirements as of December 31, 2011, as follows:

(in millions)			As of December 31, 2011
Subsidiary	Regulatory Authority	Requirement Type	Actual	Minimum Requirement
FCStone, LLC	CFTC	Net capital	$116.9	$72.0
FCStone, LLC	CFTC	Segregated funds	$1,293.6	$1,263.9
INTL Trading	SEC	Net capital	$2.0	$1.0
FCC Investments, Inc.	SEC	Net capital	$0.4	$0.3
FCStone Australia	Australian Securities and Investment Commission	Net capital	$2.9	$1.3
FCStone Australia	New Zealand Clearing Ltd	Capital adequacy	$13.1	$3.9
Risk Management Incorporated	CFTC	Net capital	$0.4	$0.1
Hencorp Futures	CFTC	Net capital	$1.2	$0.1
INTL FCStone (Europe)	FSA	Net capital	$5.5	$3.3
FCStone Europe	Central Bank of Ireland	Net capital	$1.1	$0.5
INTL Global Currencies Limited	FSA	Net capital	$3.1	$1.1
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of December 31, 2011, these subsidiaries were in compliance with their local capital adequacy requirements.
Note 13 – Stock-Based Compensation
Stock-based compensation expense is included within 'compensation and benefits' in the condensed consolidated income statements and totaled $1.0 million and $0.5 million for the three months ended December 31, 2011 and 2010, respectively.
Stock Option Plans
The Company sponsors a stock option plan for its directors, officers, employees and consultants. As of December 31, 2011, 786,962 shares were authorized for future grant under this plan. Awards that expire or are canceled generally become available for issuance again under the plan. We settle stock option exercises with newly issued shares of common stock.
Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

Three Months Ended December 31,
2010
Expected stock price volatility	77%
Expected dividend yield	—%
Risk free interest rate	0.72%
Average expected life (in years)	2.94
Expected stock price volatility rates are based on the historical volatility of the Company’s common stock. The Company has not paid dividends in the past and does not currently expect to do so in the future. Risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the estimated period of time that options or awards granted are expected to be outstanding, based on the Company’s historical share option exercise experience for similar option grants. The weighted average fair value of options issued during the three months ended December 31, 2010 was $11.66.
The following is a summary of stock option activity for the three months ended December 31, 2011:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2011	750,481	1,344,646	$21.05	$8.93	3.06	$9.8
Exercised		(24,063)	$12.79	$8.59
Expired	36,481	(36,481)	$27.89	$11.88
Balances as of December 31, 2011	786,962	1,284,102	$21.01	$8.85	2.92	$12.3
Exercisable as of December 31, 2011		961,084	$24.98	$10.40	2.93	$7.6
The total compensation cost not yet recognized for non-vested awards of $0.9 million as of December 31, 2011 has a weighted-average period of 1.86 years over which the compensation expense is expected to be recognized. The total intrinsic value of options exercised during the three months ended December 31, 2011 and 2010 was $0.3 million, respectively.
At the 2012 annual meeting of shareholders, the Company's shareholders will vote on an amendment to the stock option plan that increases the maximum number of shares that may be issued under the stock option plan from 2,250,000 to 3,250,000 shares. During the three months ended December 31, 2011, 925,000 shares were approved by the Company's board of directors to be awarded at a weighted average price of $25.71 with a weighted average remaining term of 8.61 years that are subject to cancellation, if shareholders do not approve the amendment.
Restricted Stock Plan
The Company sponsors a restricted stock plan for its directors, officers and employees. As of December 31, 2011, 49,351 shares were authorized for future grant under our restricted stock plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company utilizes newly issued shares of common stock to make restricted stock grants.
The following is a summary of restricted stock activity through December 31, 2011:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2011	290,963	299,118	$17.71	1.92	$6.2
Granted	(241,612)	241,612	$24.70
Vested		(74,938)	$13.76
Balances as of December 31, 2011	49,351	465,792	$19.37	2.39	$11.0
The total compensation cost not yet recognized of $9.1 million as of December 31, 2011 has a weighted-average period of 2.39 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.
The Company's current restricted stock program expired on January 31, 2012. At the 2012 annual meeting of shareholders, the Company's shareholders will vote on a proposal to adopt a new restricted stock program which would authorize the Company to issue up to 1.5 million restricted shares.
Note 14 – Acquisitions
Coffee Network
In November 2011, the Company entered into an agreement to acquire 100% of the ownership interests in Coffee Network LLC ("Coffee Network"), an online news and analysis portal for the global coffee industry. Coffee Network provides up-to-the-minute news and in-depth analysis to subscribers around the globe from a network of correspondents and commodity analysts located in key coffee producing and consuming regions. These services provide a unique information solution to subscribers and a competitive advantage in today's information-driven marketplace.
The purchase price for the Coffee Network acquisition consists of an initial payment of $0.2 million, three additional annual contingent payments and a final contingent payment. The value of certain assets and liabilities are preliminary in nature, and are subject to adjustment as additional information is obtained, including but not limited to the calculation of the contingent consideration and valuation of separately identifiable intangible assets. These areas are subject to change within the measurement period (up to one year from the acquisition date) as valuations are finalized. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in adjustments to separately identifiable intangible assets and goodwill. The purchase provisional amounts recorded and the total purchase price for the acquisition of Coffee Network is not material.
MF Metals Team
On November 25, 2011, INTL FCStone (Europe), the Company's wholly owned subsidiary in the United Kingdom, arranged with the administrator of MF Global's UK operations to acquire the Metals Division of MF Global UK Limited (in special administration). As part of the arrangement, the Company received an assignment of customer accounts and customer account documentation. Additionally, as part of the transaction, the Company hired more than 50 professional staff from MF Global's metals trading business based in London. The Company anticipates that a number of the customers of this metals trading operation will elect to become active trading customers of the Company. The Company expects to allocate equity capital to integrate these brokers and their customers into the Company's operations, through a combination of increased regulatory capital to support the accounts of these customers and increased compensation and related personnel costs for the brokers. The amount of the required capital will primarily depend upon the activity in and balances of the new accounts.
The allocation of the purchase price to separately identifiable intangible assets is preliminary in nature, and is subject to adjustment as additional information is obtained. The purchase provisional amounts recorded and the total purchase price of this transaction is not material.
TRX Futures Limited
In December 2011, the Company's wholly-owned subsidiary in the United Kingdom ("UK"), INTL Holding (UK) Limited, entered into a memorandum of understanding with Neumann Gruppe GmbH to acquire its subsidiary TRX Futures Limited ("TRX"). TRX is a London-based niche clearing firm for commercial coffee and cocoa customers, as well as energy and financial products. The acquisition is contingent upon the approval by the UK Financial Services Authority of the proposed change of control of TRX. The purchase price is expected to be equal to the tangible net asset value ("NAV") of TRX, which is estimated to be approximately $13.0 million. The acquisition is not expected to have any immediate impact on the Company's earnings, and this transaction is not considered to be material.
Note 15 – Income Taxes
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
The income tax benefit from continuing operations of $0.2 million and income tax expense from continuing operations of $2.1 million for the three months ended December 31, 2011 and 2010, respectively, reflect estimated federal, foreign and state taxes. For the three months ended December 31, 2011, the Company’s effective tax rate was 29%, compared to 36% for the three months ended December 31, 2010.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various state and foreign jurisdictions. In January 2012, the Internal Revenue Service concluded its examination of the U.S. income tax return of FCStone for its fiscal year ended August 31, 2009, which was prior to the Company's acquisition of FCStone on September 30, 2009.The Service made adjustments to FCStone's return.Both INTL FCStone Inc. and FCStone are under separate state examinations for various periods, ranging from August 31, 2006 through September 30, 2009.
Note 16 – Segment Analysis
The Company reports its operating segments based on services provided to customers. The Company’s activities are divided into the following five functional areas:

•	Commodity and Risk Management Services

•	Foreign Exchange

•	Securities

•	Clearing and Execution Services

•	Other
Commodity and Risk Management Services (C&RM)
The Company serves its commercial customers through its force of approximately 168 risk management consultants with a high value added service that differentiates us from other competitors and maximizes the opportunity to retain customers. The Integrated Risk Management Program ("IRMP®") involves providing customers with commodity risk management consulting services that are designed to develop a customized long term hedging program to help them mitigate their exposure to commodity price risk and maximize the amount and certainty of their operating profits. Customers are assisted in the execution of their hedging strategies through the Company’s exchange-traded futures and options clearing and execution operations and through access to more customized alternatives provided by the OTC trading desk. Generally, customers direct their own trading activity and risk management consultants do not have discretionary authority to transact trades on behalf of customers. When transacting OTC contracts with customers, the Company may offset the customer’s transaction simultaneously with one of its trading counterparties. Alternatively, the OTC trade desk will accept a customer transaction and offset that transaction with a similar but not identical position on the exchange.
In addition, the Company provides a full range of trading and hedging capabilities to select producers, consumers, recyclers and investors in both precious and base metals, as well as certain other related commodities. This includes acting as a Category One ring dealing member of the LME, providing execution, clearing and advisory services in exchange traded futures and OTC products. Acting as a principal, the Company commits its own capital to buy and sell the metals on a spot and forward basis.
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
To conform to the current presentation of the information concerning the Company's operating segments, the Company has reclassified $1.1 million, for the three months ended December 31, 2010, of costs not allocated to operating segments as non-variable direct segment costs, impacting reported net segment income. On a recurring basis, the Company sweeps excess cash from certain operating segments to a centralized corporate treasury function in exchange for an intercompany receivable asset. The intercompany receivable asset is eliminated during consolidation, and therefore this practice may impact reported total assets between segments.

Information concerning operations in these segments of business is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended December 31,
(in millions)	2011	2010
Total revenues:
Commodity and Risk Management Services	$17,202.0	$16,223.9
Foreign Exchange	17.9	14.5
Securities	9.9	7.9
Clearing and Execution Services	17.7	17.1
Other	45.2	7.1
Corporate unallocated	(2.3)	0.3
Total	$17,290.4	$16,270.8
Operating revenues (loss):
Commodity and Risk Management Services	$50.0	$54.1
Foreign Exchange	17.9	14.5
Securities	9.9	7.9
Clearing and Execution Services	17.7	17.1
Other	3.1	2.8
Corporate unallocated	(2.3)	0.3
Total	$96.3	$96.7
Net contribution:
(Revenues less cost of sales, clearing and related expenses, variable bonus compensation, introducing broker commissions and interest expense):
Commodity and Risk Management Services	$29.8	$27.7
Foreign Exchange	11.7	9.0
Securities	4.5	4.5
Clearing and Execution Services	2.5	3.3
Other	2.1	1.7
Total	$50.6	$46.2
Net segment income (loss):
(Net contribution less non-variable direct segment costs):
Commodity and Risk Management Services	$13.1	$13.6
Foreign Exchange	9.0	6.9
Securities	1.1	1.2
Clearing and Execution Services	(0.1)	2.1
Other	0.8	0.8
Total	$23.9	$24.6
Reconciliation of segment income to income from continuing operations, before tax:
Net segment income	$23.9	$24.6
Costs not allocated to operating segments	24.6	18.7
(Loss) income from continuing operations, before tax	$(0.7)	$5.9

(in millions)	As of December 31, 2011	As of September 30, 2011
Total assets:
Commodity and Risk Management Services	$1,077.2	$1,540.8
Foreign Exchange	142.0	146.1
Securities	64.8	104.8
Clearing and Execution Services	984.6	734.4
Other	41.4	43.4
Corporate unallocated	104.8	66.2
Total	$2,414.8	$2,635.7

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
Recent Events Affecting the Financial Services Industry
On October 31, 2011, MF Global Holdings Ltd. ("MF Global"), the parent company of the jointly registered futures commission merchant and broker-dealer, MF Global Inc., filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company has no material direct exposure to MF Global. The Company has two wholly owned subsidiaries which introduced customers to MF Global Inc. Following the bankruptcy filing, the CME Group Inc. selected our wholly owned subsidiary FCStone, LLC as one of a number of FCM's chosen to receive blocks of MF Global customers. During this process, FCStone, LLC opened accounts for the customers of these introducing brokers and completed the transfer of their positions. In conjunction with the block transfer and during the subsequent period, the Company has opened over 2,300 new accounts for former MF Global customers.
In addition, on November 25, 2011, the Company arranged with the administrator of MF Global's UK operations to acquire the Metals Division of MF Global UK Limited (in special administration). As part of the arrangement, the Company has received assignment of customer accounts and customer account documentation. Additionally, the Company has hired more than 50 professional staff based in London, New York, Hong Kong and Sydney from MF Global's metals trading business based in London. The Company anticipates that a substantial number of the customers of this metals trading business, which serves institutional investors and financial services firms in the Americas, Europe, and the Asia-Pacific region, will elect to become active trading customers of the Company. Following this transaction, INTL FCStone (Europe) received approval from the London Metals Exchange ("LME") to upgrade its LME Category Two membership to a LME Category One ring dealing membership.
At the time of the MF Global bankruptcy filing, MF Global notified the Commodity Futures Trading Commission (the "CFTC") of potential deficiencies in customer segregated futures accounts held at MF Global Inc. The CFTC has extensive regulations to provide for the safety and security of customer assets on deposit with FCMs. These regulations require that all FCMs maintain customer segregated assets in approved depositories in excess of its customer segregated liabilities and to complete a daily calculation of this excess as well as monthly filings under CFTC Form 1-FR. As of December 31, 2011, FCStone, LLC maintained $29.7 million in segregated assets in excess of its segregated liabilities.
In addition, the CFTC governs the acceptable investment of customer segregated assets. These regulations allow for the investment of customer segregated assets in readily marketable instruments, including U.S. Treasury securities, municipal securities, government sponsored enterprise securities, certificates of deposit, commercial paper, corporate notes or bonds, general obligations of a sovereign nation, interest in money market mutual funds, and repurchase transactions with affiliated entities in otherwise allowable securities. The Company primarily invests its customer segregated assets in U.S. Treasury Bills and money market mutual funds, maintains no investment in the general obligations of a sovereign nation and does not engage in repurchase transactions with affiliated entities.
On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act creates a comprehensive new regulatory regime governing the OTC and listed derivatives markets and their participants by requiring, among other things: centralized clearing of standardized derivatives (with certain stated exceptions); the trading of clearable derivatives on swap execution facilities or exchanges; and registration and comprehensive regulation of new categories of market participants as “swap dealers” and swap “introducing brokers.”  These initiatives and legislation may not only affect us but also certain of our customers and counterparties. Although the original date set for completion of final rules was mid-July 2011, the CFTC has announced that it will phase in its new rules through June 30, 2012.  Because many of the rules that the CFTC and the Securities and Exchange Commission (the "SEC") are required to promulgate are not yet final, we cannot predict with any degree of certainty how our business will be affected. The Company will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act.
Overview
INTL FCStone Inc. and its consolidated subsidiaries form a financial services group employing 1,014 people in offices in 12 countries. The Company’s services include comprehensive risk management advisory services for commercial customers, execution of listed futures and options on futures contracts on all major commodity exchanges, the sale of structured over-the-counter (“OTC”) products in a wide range of commodities, physical trading and hedging of precious and base metals and select other commodities, trading of more than 130 foreign currencies, market-making in international equities, debt origination and asset management.
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
The Company’s activities are divided into the following five functional areas consisting of Commodity and Risk Management Services ("C&RM"), Foreign Exchange, Securities, Clearing and Execution Services ("CES") and Other.
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
We also provide a full range of trading and hedging capabilities to select producers, consumers, recyclers and investors in both precious and base metals, as well as certain other related commodities. This includes acting as a Category One ring dealing member of the LME, providing execution, clearing and advisory services in exchange traded futures and OTC products. Acting as a principal, the Company commits its own capital to buy and sell the metals on a spot and forward basis.
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
Executive Summary
During the three months ended December 31, 2011, the Company experienced a significant decline in both operating revenues and net income compared to the prior year period as a result of difficult market conditions, particularly in our core C&RM segment. Results in this core segment suffered from relatively low price volatility and lower absolute price levels, particularly in agricultural commodities, which constrained both exchange-traded volumes and margins realized on OTC transactions. In addition, the bankruptcy filing of MF Global during the period dampened overall industry trading volumes. This resulted in lost revenues from clients which we introduced to MF Global and reduced activity from these clients once their accounts were transferred to our system, as they continued to have margin deposits frozen at MF Global.
Although the bankruptcy filing of MF Global adversely affected our operating results, the Company opened more than 2,300 new accounts from former customers of MF Global. In addition, on November 25, 2011, the Company acquired the Metals Division of MF Global UK Limited, which was a leading LME member, with more than 50 professional staff which served over 600 commercial customers, mostly involved in hedging activities. Subsequent to this transaction, the Company applied for and received Category One ring dealing membership on the LME. In addition, during November 2011 the Company acquired Coffee Network LLC, an online news and analysis portal for the global coffee industry. The Company intends to leverage this platform with its expertise in a wide range of commodities, and expand this unique information solution to subscribers in a wide variety of commodity industries throughout the world.
While the profitability of our CES segment during the period continued to be constrained by low short term interest rates and lower industry trading volumes, the segment did experience strong growth in exchange-traded volumes as it expanded its customer base. Both our Foreign Exchange and Securities segment experienced double digit growth compared to the year ago period. An increase in the number of financial institutions utilizing our treasury services as well as an increase in hedging activity, most notably in Brazil, has driven the growth in our Foreign Exchange segment. The Securities segment continued to experience stronger volumes from retail customers of our institutional clients and has expanded its offering into the Latin American markets during the period. The Company's interest income increased modestly compared to the prior year period as commodity financing activity has increased, however interest income on average customer exchange-traded margin deposits of $1.4 billion for the three months ended December 31, 2011 continued to be constrained by historically low short term interest rates.
The Company has recently implemented several initiatives, which have marginally added to operating revenues for the three months ended December 31, 2011, however they have not yet resulted in increased profitability. Most notable is the acquisition of Ambrian Commodities Limited, which was renamed INTL FCStone (Europe) Limited and its subsequent acquisition of the LME metals team discussed above. In addition to adding the capabilities of the LME metals team, this initiative included the build out of our C&RM, CES, foreign exchange prime brokerage, and OTC derivative trading capabilities in London. This resulted in a $3.3 million increase in fixed costs as compared to the three months ended December 31, 2010. In addition, the Company added $1.3 million in fixed compensation expense as we expanded our investment banking and soft commodities product lines as well as our global operations staff. We have expanded our internal information technology development capabilities, which resulted in an increase in fixed expenses of $0.9 million for the three months ended December 31, 2011 compared to the prior period. This expansion was primarily focused upon an expansion of our OTC trading capabilities, resulting in a more rapid deployment of OTC product offerings.
Selected Summary Financial Information
As discussed in previous filings and elsewhere in this Form 10-Q, U.S. GAAP requires the Company to carry derivatives at fair value but physical commodities inventory at the lower of cost or fair value. These requirements may have a significant temporary impact on our reported earnings. Under U.S. GAAP, gains and losses on commodities inventory and derivatives which the Company intends to be offsetting are often recognized in different periods. Additionally, in certain circumstances, U.S. GAAP does not require us to reflect changes in estimated values of forward commitments to purchase and sell commodities. In such circumstances, the forward commitments to purchase and sell commodities, which the Company does not reflect within the condensed consolidated balance sheets, qualify for the normal purchases and sales exception in the Derivatives and Hedging Topic of the ASC.
For these reasons, management primarily assesses the Company’s operating results on a marked-to-market basis. Management relies on these adjusted operating results to evaluate the performance of the Company’s commodities business segment and its personnel.
Under "Adjusted Non-GAAP Data" in the tables below are the Company’s adjusted operating revenues, adjusted net income and adjusted stockholders’ equity, which have been adjusted to reflect the marked-to-market differences in the Company’s commodities business during each period (in the case of operating revenues and net income) and the cumulative differences (in the case of stockholders’ equity). The Company has also included the estimated tax liability which would have been incurred as a result of these adjustments, utilizing an estimated tax rate of 37.5%.
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

Adjusted Non-GAAP Financial Information (Unaudited)

	Three Months Ended December 31,
(in millions)	2011	2010
U.S. GAAP Data (Unaudited):
Operating revenues	$96.3	$96.7
(Loss) income from continuing operations, before tax	$(0.7)	$5.9
Net (loss) income attributable to INTL FCStone Inc. common stockholders	$(0.4)	$4.0
Stockholders' equity	$297.1	$251.8
Adjusted Non-GAAP Data (Unaudited):
Data adjusted (on a marked-to-market basis):
Operating revenues, as stated above	$96.3	$96.7
Marked-to-market adjustment (non-GAAP)	(3.2)	12.1
Adjusted operating revenues, marked-to-market (non-GAAP)	$93.1	$108.8
(Loss) income from continuing operations, before tax, as stated above	$(0.7)	$5.9
Marked-to-market adjustment (non-GAAP)	(3.2)	12.1
Adjusted (loss) income from continuing operations, before tax (non-GAAP)	$(3.9)	$18.0
Net (loss) income attributable to INTL FCStone Inc. common stockholders, as stated above	$(0.4)	$4.0
Marked-to-market adjustment (non-GAAP)	(3.2)	12.1
Tax effect at blended rate of 37.5%	1.2	(4.5)
Adjusted net (loss) income attributable to INTL FCStone Inc. common stockholders (non-GAAP)	$(2.4)	$11.6
Stockholders' equity, as stated above	$297.1	$251.8
Cumulative marked-to-market adjustment (non-GAAP)	5.4	29.1
Tax effect at blended rate of 37.5%	(2.0)	(10.9)
Adjusted stockholders' equity (non-GAAP)	$300.5	$270.0
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
Results of Operations
Set forth below is the Company’s discussion of the results of its operations, as viewed by management, for the three months ended December 31, 2011 and 2010, respectively. The quarters will be referred to in this discussion as “Q1 2012” and “Q1 2011”. This discussion refers to both U.S. GAAP results and adjusted non-GAAP marked-to-market information, in accordance with the information presented above under the heading 'Adjusted non-GAAP Financial Information'. For the Foreign Exchange, Securities, CES and Other segments, there are no differences between the U.S. GAAP results and the adjusted non-GAAP marked-to-market results. Only the C&RM segment has differences between the U.S. GAAP results and the adjusted non-GAAP marked-to-market results. However, this means that there are differences between the U.S. GAAP basis and the non-GAAP marked-to-market basis total operating revenues, total contribution and net income. Please note that any term below that contains the word ‘adjusted’ refers to non-GAAP, marked-to-market information.
The discussion below relates only to continuing operations. All revenues and expenses, including income tax expense, relating to discontinued operations have been removed from disclosures of total revenues and expenses in all periods and are reflected net, within the income from discontinued operations amount.

Financial Overview (Unaudited)

	Three Months Ended December 31,
(in millions)	2011	% Change	2010
Operating revenues	$96.3	—%	$96.7
Marked-to-market adjustment (non-GAAP)	(3.2)	n/m	12.1
Adjusted operating revenues (non-GAAP)	93.1	(14)%	108.8
Interest expense	2.1	(45)%	3.8
Adjusted net revenues (non-GAAP)	91.0	(13)%	105.0
Non-interest expenses	94.9	9%	87.0
Adjusted (loss) income from continuing operations, before tax (non-GAAP)	$(3.9)	(122)%	$18.0
Reconciliation of net revenues from GAAP to adjusted, non-GAAP numbers:
Net revenues	$94.2		$92.9
Marked-to-market adjustment (non-GAAP)	(3.2)		12.1
Adjusted net revenues (non-GAAP)	$91.0		$105.0
Reconciliation of income from continuing operations, before tax from GAAP to adjusted, non-GAAP numbers:
(Loss) income from continuing operations before income tax	$(0.7)		$5.9
Marked-to-market adjustment (non-GAAP)	(3.2)		12.1
Adjusted (loss) income from continuing operations, before tax (non-GAAP)	$(3.9)		$18.0
Q1 2012 Operating Revenues vs. Q1 2011 Operating Revenues
The Company’s operating revenues under U.S. GAAP for Q1 2012 and Q1 2011 were $96.3 million and $96.7 million, respectively. This modest decrease in operating revenue was primarily impacted by an 8% decrease in the operating revenues in the C&RM segment. This decrease was partially offset by increases in operating revenues of 23% in the Foreign Exchange segment, 25% in the Securities segment, 4% in the CES segment 11% in the Other segment. Adjusted operating revenues declined 14% from $108.8 million in Q1 2011 to $93.1 million in Q1 2012, primarily resulting from a 29% decrease in adjusted operating revenues in the C&RM segment.
Operating revenues and adjusted operating revenues decreased significantly in the C&RM segment in Q1 2012, due to decreases in exchange-traded volumes in our soft commodities product line of 19% as a result of low underlying commodity volatility and relatively stable prices, particularly in agricultural commodities. This level of volatility and stable price activity also significantly constrained margins realized in OTC contracts, particularly in structured products, which more than offset a 27% increase in the volume of OTC contracts traded.
In addition, adjusted operating revenues in both our precious and base metals product line revenues declined due to decreased worldwide demand as a result of continued slow global economic conditions. Operating revenues in the Foreign Exchange segment in Q1 2012 increased primarily as a result of higher volumes in the global payments business and higher commercial hedging activity, most notably in Brazil, as well as increased trading activity in our speculative customer prime brokerage business. These increases were partially offset by lower revenues in the foreign exchange arbitrage desk businesses.
Operating revenues in the Securities segment in Q1 2012 benefited from an increase in demand from retail customers of our institutional clients in our international equities market-making product line as the overall equities markets volumes recovered. Operating revenues in the CES segment in Q1 2012 rose slightly over the prior year period as a result of new customers acquired following the bankruptcy filing of MF Global. However, operating revenues in this segment continue to be constrained by low short-term interest rates. See the Q1 2012 vs. Q1 2011 Segment Analysis below for additional information on activity in each of the segments.
In Q1 2012, operating revenues include realized gains of $1.0 million and unrealized losses of $2.0 million on interest rate swap derivative contracts used to manage a portion of our aggregate interest rate position. In Q1 2011, operating revenues included realized and unrealized gains of $0.7 million and unrealized losses of $1.1 million, respectively, on interest rate swap derivative contracts. These interest rate swaps are not designated for hedge accounting treatment, and changes in the marked-to-market valuations of these interest rate swaps, which are volatile and can fluctuate from period to period, are recorded in earnings on a quarterly basis. As of December 31, 2011, approximately $965 million in notional principal of interest rate swaps were outstanding with a weighted-average life of 12 months.
The Company’s adjusted operating revenues were $93.1 million in Q1 2012, compared with $108.8 million in Q1 2011, a decrease of $15.7 million, or 14%. The only difference between operating revenues and adjusted operating revenues, a non-GAAP measure, was the gross marked-to-market adjustment of $(3.2) million and $12.1 million for Q1 2012 and Q1 2011, respectively. The gross marked-to-market adjustment only affects the adjusted operating revenues in the C&RM segment. Adjusted operating revenues were identical to operating revenues in all other segments.
Q1 2012 Interest expense vs. Q1 2011 Interest expense
Interest expense: Interest expense decreased from $3.8 million for Q1 2011 to $2.1 million for Q1 2012. This decrease in interest expense was partially a result of the conversion of the remaining balance of the Company's convertible subordinated debt in September 2011. In 2008, the Company entered into two three-year interest rate swaps for a total notional value of $100 million, which were originally designated as cash flow hedges. Hedge accounting for one of the swaps was discontinued during Q1 2011, which resulted in reclassifying a portion of the deferred loss to earnings during the year. The effective portion of the change in cash flows from the hedge of the remaining forecasted payments during Q1 2011 had the effect of increasing the Company's reported interest expense by $0.5 million. The Company discontinued hedge accounting for the remaining swap in Q2 2011. During 2011, both interest rate swap contracts matured. Additionally, a decrease in borrowings related to the commodity financing business contributed to lower interest expense.
Non-Interest Expenses
The following table shows a summary of our non-interest expenses.

	Three Months Ended December 31,
(in millions)	2011	% Change	2010
NON-INTEREST EXPENSES
Compensation and benefits	$45.8	8%	$42.5
Clearing and related expenses	22.7	12%	20.2
Introducing broker commissions	5.8	7%	5.4
Other non-interest expenses:
Communication and data services	4.6	31%	3.5
Occupancy and equipment rental	2.8	56%	1.8
Professional fees	2.7	29%	2.1
Depreciation and amortization	1.5	50%	1.0
Bad debts and impairments	0.1	(96)%	2.4
Other expense	8.9	10%	8.1
	20.6	9%	18.9
Total non-interest expenses	$94.9	9%	$87.0
Q1 2012 Non-Interest Expenses vs. Q1 2011 Non-Interest Expenses
Total Non-Interest Expenses: Non-interest expenses increased by 9% from $87.0 million in Q1 2011 to $94.9 million in Q1 2012, as a result of the factors described below.
Compensation and Benefits: Compensation and benefits expense increased by 8% from $42.5 million to $45.8 million, and represented 48% and 49% of total non-interest expenses in Q1 2012 and Q1 2011, respectively. Total compensation and benefits were 48% of operating revenues and 49% of adjusted operating revenues in Q1 2012, respectively, compared to 44% and 39% in Q1 2011, respectively. The variable portion of compensation and benefits decreased by 15% from $25.2 million in Q1 2011 to $21.5 million in Q1 2012, mainly as a result of the 14% decrease in adjusted operating revenues. The fixed portion of compensation and benefits increased 40% from $17.3 million in Q1 2011 to $24.3 million in Q1 2012, primarily as a result of the acquisition of certain assets of Hudson Capital Energy, Ambrian Commodities Limited and the MF Global LME metals team, as well as an expansion of investment banking and information technology development departments. Administrative and executive bonuses, including deferred compensation expenses (a portion of current year bonuses allocated to restricted stock awards is deferred and expensed ratably over three years, as vesting occurs), were $3.9 million in Q1 2012, compared with $3.2 million in Q1 2011. Stock option expense in Q1 2012 was $1.0 million, compared with $0.5 million in Q1 2011. The number of employees increased 12% from 904 at the end of fiscal 2011 to 1,014 at the end of fiscal Q1 2012, primarily as a result of the acquisitions of the MF Global LME metals team and Ambrian Commodities Limited. The number of employees at the end of

Q1 2011was 773.
Clearing and Related Expenses: Clearing and related expenses increased by 12% from $20.2 million in Q1 2011 to $22.7 million in Q1 2012. This increase was primarily due to a 12% increase in exchange-traded customer volume, a 27% increase in OTC trading volumes in the C&RM segment within the Hanley Companies, as well as an increase in trading volume in our equities market-making business.
Introducing Broker Commissions: Introducing broker commissions increased by 7% from $5.4 million in Q1 2011 to $5.8 million in Q1 2012. This increase was primarily due to an increase in exchange-traded volumes from our introducing brokers, particularly in our CES segment as several new introducing broker relationships were opened following the bankruptcy filing of MF Global.
Other Non-Interest Expenses: Other non-interest expenses increased by 9% from $18.9 million in Q1 2011 to $20.6 million in Q1 2012. Occupancy and equipment rental increased $1.0 million, primarily as a result of the relocation of our London offices, in conjunction with the acquisition of Ambrian and the MF Global LME metals team. Depreciation and amortization increased $0.5 million, primarily due to the increase in depreciation of additional technology infrastructure placed into service since Q1 2011.
Other non-interest expenses include bad debt expense, net of recoveries, and impairments of $0.1 million and $2.4 million in Q1 2012 and Q1 2011, respectively. Q1 2011 included provision increases and direct write-offs of $4.2 million, offset by recoveries of $1.8 million. The provision increases in Q1 2011 primarily related to a customer to whom the Company had consigned gold in the C&RM segment, and a clearing customer deficit account in the CES segment. The recorded recoveries in Q1 2011 included $1.3 million following a settlement relating to a disputed trade that was "given-up" to FCStone, LLC during the quarter ended June 30, 2010 by another futures commission merchant for a customer that held an account with FCStone, LLC.
Additionally, the Company recorded $0.9 million and $1.4 million within ‘other expense' during Q1 2012 and Q1 2011, respectively, related to the revaluation of contingent liabilities related to estimated additional consideration to be paid for the acquisitions of the RMI Companies, the Hanley Companies and Hencorp Futures. The Company also accrued additional contingent consideration during Q1 2012 and Q1 2011 of $0.4 million and $1.6 million, respectively, related to the acquisitions of Downes & O'Neill and Globecot, Inc. Also, as a result of recent acquisitions made in the last twelve months and expansion of our offices in Australia, London, Singapore and South America, employee travel expenses included within 'other expense' increased $1.3 million in Q1 2012 as compared to Q1 2011.
Provision for Taxes: The effective income tax rate on a U.S. GAAP basis was 29% in Q1 2012, compared with 36% in Q1 2011. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Our effective income tax rate during Q1 2012 was lower than the U.S. federal statutory rate and our prior year effective rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions.
Variable vs. Fixed Expenses

	Three Months Ended December 31,
(in millions)	2011	% of Total	2010	% of Total
VARIABLE vs. FIXED EXPENSES
Variable compensation and benefits	$21.5	23%	$25.2	29%
Variable clearing and related expenses	21.9	23%	19.6	23%
Introducing broker commissions	5.8	6%	5.4	6%
Total variable expenses	49.2	52%	50.2	58%
Fixed expenses	45.6	48%	34.4	40%
Bad debts and impairments	0.1	—%	2.4	2%
Total non-variable expenses	45.7	48%	36.8	42%
Total non-interest expenses	$94.9	100%	$87.0	100%
The Company seeks to make its non-interest expenses variable to the greatest extent possible, and to keep its fixed costs as low as possible. The table above shows an analysis of the Company’s total non-interest expenses for the three months ended December 31, 2011 and 2010, respectively.
The Company's variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational employees, clearing and related expenses and introducing broker commissions. Commencing in the quarter ended June 30, 2011, the Company began to include accrued administrative and executive bonuses as variable expenses because they are either directly or indirectly determined by profitability of the Company. They were previously treated as fixed expenses. The amounts related to these accruals which had previously been reported as fixed expenses for the three months ended December 31, 2010 were $3.1 million.
As a percentage of total non-interest expenses, variable expenses were 52% in Q1 2012 compared to 58% in Q1 2011.

Segment Information
The Company reports its operating segments based on services provided to customers. The following table shows information concerning the Company’s principal business segments.

	Three Months Ended December 31,
(in millions)	2011	% Change	2010
SEGMENT RESULTS
Commodity and Risk Management Services (C&RM)
Operating revenues	$50.0	(8)%	$54.1
Gross marked-to-market adjustment (non-GAAP)	(3.2)	n/m	12.1
Adjusted operating revenues (non-GAAP)	46.8	(29)%	66.2
Interest expense	1.4	(30)%	2.0
Variable direct expenses	18.8	(23)%	24.4
Adjusted net contribution (non-GAAP)	26.6	(33)%	39.8
Non-variable direct expenses	16.7	18%	14.1
Adjusted segment income (non-GAAP)	9.9	(61)%	25.7
Foreign Exchange
Operating revenues	$17.9	23%	$14.5
Interest expense	0.2	(33)%	0.3
Variable direct expenses	6.0	18%	5.1
Net contribution	11.7	29%	9.1
Non-variable direct expenses	2.7	23%	2.2
Segment income	9.0	30%	6.9
Securities
Operating revenues	$9.9	25%	$7.9
Interest expense	0.1	—%	0.1
Variable direct expenses	5.3	56%	3.4
Net contribution	4.5	2%	4.4
Non-variable direct expenses	3.4	6%	3.2
Segment income	1.1	(8)%	1.2
Clearing & Execution Services (CES)
Operating revenues	$17.7	4%	$17.1
Interest expense	0.1	(75)%	0.4
Variable direct expenses	15.1	12%	13.5
Net contribution	2.5	(22)%	3.2
Non-variable direct expenses	2.6	136%	1.1
Segment (loss) income	(0.1)	(105)%	2.1
Other
Operating revenues	$3.1	11%	$2.8
Interest expense	0.3	(25)%	0.4
Variable direct expenses	0.7	17%	0.6
Net contribution	2.1	17%	1.8
Non-variable direct expenses	1.3	30%	1.0
Segment income	0.8	—%	0.8

(continued)
	Three Months Ended December 31,
(in millions)	2011	% Change	2010
Total Segment Results
Operating revenues	$98.6	2%	$96.4
Gross marked-to-market adjustment (non-GAAP)	(3.2)	n/m	12.1
Adjusted operating revenues (non-GAAP)	95.4	(12)%	108.5
Interest expense	2.1	(34)%	3.2
Variable direct expenses	45.9	(2)%	47.0
Adjusted net contribution (non-GAAP)	47.4	(19)%	58.3
Non-variable direct expenses	26.7	24%	21.6
Adjusted net segment income (non-GAAP)	$20.7	(44)%	$36.7
Reconciliation of C&RM net contribution from GAAP to adjusted, non-GAAP numbers:
Total C&RM net contribution	$29.8		$27.7
Gross marked-to-market adjustment (non-GAAP)	(3.2)		12.1
C&RM adjusted net contribution (non-GAAP)	$26.6		$39.8
Reconciliation of C&RM segment income from GAAP to adjusted, non-GAAP numbers:
Total C&RM segment income	$13.1		$13.6
Gross marked-to-market adjustment (non-GAAP)	(3.2)		12.1
C&RM adjusted segment income (non-GAAP)	$9.9		$25.7
Reconciliation of total operating revenues from GAAP to adjusted, non-GAAP numbers:
Total operating revenues	$96.3		$96.7
Gross marked-to-market adjustment (non-GAAP)	(3.2)		12.1
Operating revenue not assigned to a segment	2.3		(0.3)
Adjusted segment operating revenues (non-GAAP)	$95.4		$108.5
Reconciliation of net contribution from GAAP to adjusted, non-GAAP numbers:
Total net contribution	$50.6		$46.2
Gross marked-to-market adjustment (non-GAAP)	(3.2)		12.1
Adjusted net contribution (non-GAAP)	$47.4		$58.3
Reconciliation of segment income from GAAP to adjusted, non-GAAP numbers:
Total net segment income	$23.9		$24.6
Gross marked-to-market adjustment (non-GAAP)	(3.2)		12.1
Adjusted net segment income (non-GAAP)	$20.7		$36.7
Q1 2012 vs. Q1 2011 Segment Analysis
The net contribution of all the Company’s business segments decreased 9% to $50.6 million in Q1 2012 as compared to $46.2 million in Q1 2011. The adjusted net contribution of all the Company’s business segments decreased 19% to $47.4 million in Q1 2012 from $58.3 million in Q1 2011.
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
Total segment income was $23.9 million in Q1 2012, compared with $24.6 million in Q1 2011. Total adjusted segment income was $20.7 million in Q1 2012, compared with $36.7 million in Q1 2011.
Segment income is calculated as net contribution less non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational employee compensation and benefits, communication and data services, business development, professional fees, bad debt expense, trade errors and direct marketing expenses.
Commodity and Risk Management Services – Operating revenues under U.S. GAAP decreased from $54.1 million in Q1 2011 to $50.0 million in Q1 2012. Adjusted operating revenues decreased by 29% from $66.2 million in Q1 2011 to $46.8 million in Q1 2012. Operating revenues within this segment are primarily driven by the soft commodities, precious metals and base metals product lines.
Within the soft commodities product line, operating revenues decreased 28% from $56.2 million in Q1 2011 to $40.4 million in Q1 2012. Exchange-traded contract volumes decreased 19% and OTC contract volumes increased 27%, respectively over the prior year comparative period, which includes primarily agricultural and energy commodities. Low underlying volatility, relatively flat prices in the agricultural commodity markets and the dampening effect of both global economic conditions and the bankruptcy of MF Global were the main contributors to the decrease in exchange-traded volumes. This decline in exchange-traded volumes, as well as the lost revenues from clients introduced by RMI and Hencorp Futures to MF Global, drove the $4.8 million decrease in commission and clearing fee revenues. The majority of the clients previously introduced to MF Global have subsequently opened accounts directly with FCStone LLC. While the Company experienced growth in OTC contract volumes, lower underlying volatility and flat commodity prices in the current period resulted in significantly lower revenues from structured OTC products, particularly in the Brazil markets. This decline in structured OTC product revenue plus a proportionally higher percentage of lower margin exchange look alike OTC transactions resulted in an $11.7 million decrease in overall OTC revenues, primarily reflected within 'trading gains' in our condensed consolidated income statements. Interest income increased 46% over the prior year period as a 28% decrease in the average level of customer deposits to $858 million was more than offset by slightly higher interest rates. However, interest income remains a modest contributor to operating revenues at $1.5 million for Q1 2012, reflecting the continuation of historically low short-term interest rates.
Precious metals operating revenues decreased from $5.4 million in Q1 2011 to $4.1 million in Q1 2012. Precious metals adjusted operating revenues decreased from $5.4 million in Q1 2011 to $4.2 million in Q1 2012. These decreases were primarily a result of a tightening of spreads and a decrease in the number of ounces traded due to global economic conditions and resulting low market volatility.
Base metals operating revenues increased from a loss of $7.4 million in Q1 2011 to $5.5 million in Q1 2012. Base metals adjusted operating revenues decreased from $4.6 million in Q1 2011 to $2.2 million in Q1 2012. The decrease in adjusted operating revenue primarily resulted from a tightening of spreads which outweighed the effect of slightly higher volumes. This decrease was partially offset by the addition of the LME metals team from MF Global.
Segment income decreased from $13.6 million in Q1 2011 to $13.1 million in Q1 2012. Adjusted segment income decreased from $25.7 million to $9.9 million. Variable expenses expressed as a percentage of operating revenues decreased from 45% to 42%. Variable expenses expressed as a percentage of adjusted operating revenues increased from 37% to 40%, year-over-year. Segment income in Q1 2012 was primarily affected by the decrease in revenues, as discussed above, along with increases in non-variable compensation and benefits and communications and data services primarily resulting from the acquisition of the LME metals team. Segment income in Q1 2011 was affected by bad debt expense of $3.3 million related to a precious metals customer to whom the Company had consigned gold.
Foreign exchange trading – Operating revenues increased by 23% from $14.5 million in Q1 2011 to $17.9 million in Q1 2012. The operating revenues in the Company’s global payments product line increased from $8.2 million in Q1 2011 to $10.5 million in Q1 2012. This increase was driven by a 19% increase in the volume of trades in the Company’s global payments product line as the Company continued to benefit from an increase in financial institutions and other customers as well as our ability to offer an electronic transaction order system to our customers.
The customer speculative foreign exchange product line operating revenues increased from $1.5 million in Q1 2011 to $2.4 million in Q1 2012. Operating revenues from customer hedging activity increased 83% from the prior year period to $1.1 million, primarily driven by an increase of hedging by customers of our Brazil operations. The proprietary foreign exchange arbitrage desk, which arbitrages the cash versus the exchange traded markets, experienced a 7% decrease in operating revenues to $3.9 million.
Segment income increased 30% from $6.9 million in Q1 2011 to $9.0 million in Q1 2012. Variable expenses expressed as a percentage of operating revenues decreased from 35% to 32%, primarily as a result of the change in mix of revenues in the current period.
Securities – Operating revenues increased by 25% from $7.9 million in Q1 2011 to $9.9 million in Q1 2012. Operating revenues in the equities market-making business increased 38% from the prior year period to $7.7 million. Operating revenues in the debt capital markets business decreased from $2.3 million in Q1 2011 to $2.2 million in Q1 2012.
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
Operating revenues in the debt capital markets business remained constrained during Q1 2012 as a result of global economic conditions. This business focuses on a wide range of services including the arranging and placing of debt issues, merger and acquisition advisory services and asset backed securitization as well as debt trading in the international markets.
Segment income decreased 8%, from $1.2 million in Q1 2011 to $1.1 million in Q1 2012, primarily as a result of compensation and benefits costs related to the expansion of the investment banking and advisory business. Variable expenses expressed as a percentage of operating revenues increased from 43% to 54%.
Clearing and execution services – Operating revenues in the segment were $17.7 million for Q1 2012 compared to $17.1 million for Q1 2011. Operating revenues are primarily generated from two sources: commission and clearing fee revenues from the execution and clearing of exchange-traded futures and options on futures contracts, and interest income derived from cash balances in our customers’ accounts.
Commission and clearing fee revenues increased 4% to $16.7 million in Q1 2012, as a result of a 17% increase in exchange-traded volumes. This increase was primarily driven by accounts transferred to the Company from MF Global during the quarter, including a large introducing broker whose clients generally have higher volumes and lower rates per contract business than the average client in this segment. Interest income declined 13% to $0.7 million in Q1 2012 as average customer deposits declined 35% to $550 million, as customer trading activity, excluding new accounts transferred in, declined due to industry conditions following the bankruptcy of MF Global.
Segment income decreased $2.2 million from $2.1 million in Q1 2011 to a loss of $0.1 million in Q1 2012. Segment income for Q1 2011 included a $1.3 million recovery of bad debt expense related to the settlement of the "given-up" trade dispute, partially offset by a $1.0 million bad debt provision related to a clearing customer deficit account. Variable expenses as a percentage of operating revenues increased from 79% to 85% and are primarily clearing and related expenses.
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
Operating revenues in the segment were $3.1 million for Q1 2012 compared to $2.8 million for Q1 2011. Assets under management as of December 31, 2011 were $369 million compared with $356 million as of December 31, 2010. Operating revenues in the asset management product line decreased $0.6 million to $1.2 million in Q1 2012. Operating revenues in the grain financing and physical commodity origination product line increased 90% to $1.9 million in Q1 2012, driven by the establishment of a committed credit facility to finance commodities, which facilitated additional business as well as the expansion of our physical inputs business into the feed ingredient industry and increased demand for fats and oils origination from commercial customers. Segment income was $0.8 million in Q1 2012 consistent with Q1 2011.

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
As of December 31, 2011, the Company had total equity capital of $297.1 million and outstanding bank loans of $115.9 million.
A substantial portion of the Company’s assets are liquid. As of December 31, 2011, approximately 94% of the Company’s assets consisted of cash; deposits and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory, at cost. All assets that are not customer and counterparty deposits are financed by the Company’s equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased, and other payables.
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
During the three months ended December 31, 2011, the Company recorded bad debt expense, net of recoveries, of $0.1 million. During the three months ended December 31, 2010, the Company recorded bad debt expense, net of recoveries, of $2.4 million, including provision increases and direct write-offs of $4.2 million, offset by recoveries of $1.8 million. The provision increases during the quarter primarily related to a customer to whom the Company had consigned gold, in the C&RM segment, and a clearing customer deficit account in the CES segment. The recorded recoveries during the quarter included $1.3 million following a settlement relating to a disputed trade that was "given-up" to FCStone, LLC during the quarter ended June 30, 2010 by another futures commission merchant for a customer that held an account with FCStone, LLC.
Primary Sources and Uses of Cash
The Company’s assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and the growth of the Company. The Company’s total assets as of December 31, 2011 and September 30, 2011, were $2,414.8 million and $2,635.7 million, respectively. The Company’s operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. FCStone, LLC, our FCM subsidiary, occasionally uses its margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from our customers.
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
As of December 31, 2011, $98.6 million of cash, cash equivalent and available-for-sale investment securities was held by our foreign subsidiaries. If these funds are needed for operations in the United States, the Company would be required to accrue and pay U.S. taxes to repatriate these funds, up to the amount of undistributed foreign earnings of $97.0 million. However, our intent is to indefinitely reinvest these funds outside of the U.S., and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
As of December 31, 2011, approximately $6.9 million of the Company’s financial instruments owned and $13.3 million of financial instruments sold, not yet purchased, are exchangeable foreign equities and ADRs.
As of December 31, 2011, the Company had four committed bank credit facilities and an uncommitted forward contract for commodities agreement, totaling $375 million and $50 million, respectively, of which $115.9 million was outstanding. The credit facilities include:

•
A one-year revolving syndicated loan facility, committed until September 20, 2012, under which the Company’s subsidiary, INTL Commodities, Inc. ("INTL Commodities"), is entitled to borrow up to $140 million, subject to certain conditions. The loan proceeds are used to finance the activities of INTL Commodities.

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

•
A one-year syndicated borrowing facility, committed until October 9, 2012, under which the Company’s subsidiary, FCStone Financial, Inc., is entitled to borrow up to $75 million, subject to certain conditions. The loan proceeds are used to finance traditional commodity financing arrangements or the purchase of eligible commodities from sellers who have agreed to sell and later repurchase such commodities from FCStone Financial, Inc.

•
An uncommitted forward contract for commodities agreement established on June 23, 2011, under which the Company’s subsidiary, FCStone Merchant Services, LLC ("FCStone Merchant Services"), is entitled to borrow up to $50 million to fund forward contracts on specified commodities. The forward contract commodity transactions include a simultaneous agreement from the lender to purchase specified commodities from FCStone Merchant Services and to sell the same specified commodities to FCStone Merchant Services on a forward sale basis.

The Company’s credit agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum net worth, minimum working capital, minimum regulatory capital, minimum net unencumbered liquid assets, minimum equity, minimum interest coverage and leverage ratios and maximum net loss. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of December 31, 2011, the Company and its subsidiaries were in compliance with all of its financial covenants under the outstanding facilities.
In November, 2011, the Company arranged with the administrator of MF Global's UK operations to hire more than 50 professional staff from MF Global's metals trading business based in London. The Company anticipates that a substantial number of the customers of this metals trading business will elect to become customers of the Company. The Company expects to allocate equity capital to integrate these brokers and their customers into the Company's operations, through a combination of increased regulatory capital to support the accounts of these customers and increased compensation and related personnel costs for the brokers. The amount of the required capital will primarily depend upon the number and balances of the new accounts.
The Company has contingent liabilities relating to several acquisitions it has completed since February 2008. See Note 11 to the Condensed Consolidated Financial Statements for additional information on these contingent liabilities. Under the terms of the purchase agreements, the Company has obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings. The contingent liabilities for these estimated additional purchase price considerations total $22.9 million as of December 31, 2011, and are included within ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets. The Company estimates cash payments during the remainder of fiscal 2012, related to these contingent liabilities, to be $9.3 million.
The Company contributed $0.4 million to its defined benefit pension plans during the three months ended December 31, 2011, and expects to contribute $1.6 million to the plans during fiscal 2012, which represents the minimum funding requirement.
Other Capital Considerations
Our FCM subsidiary, FCStone, LLC, is subject to various regulations and capital adequacy requirements. Pursuant to the rules, regulations, and requirements of the CFTC and other self-regulatory organizations, FCStone, LLC is required to maintain certain minimum net capital as defined in such rules, regulations, and requirements. Net capital will fluctuate on a daily basis.
INTL Trading, one of our broker-dealer subsidiaries, is subject to the net capital requirements of the SEC relating to liquidity and net capital levels. The Company’s ability to receive distributions from INTL Trading is restricted by regulations of the SEC. The Company’s right to receive distributions from its subsidiaries is also subject to the rights of the subsidiaries’ creditors, including customers of INTL Trading.
FCStone Australia Pty, Ltd ("FCStone Australia") is regulated by the Australian Securities and Investment Commission and is subject to a surplus liquid funds requirement. FCStone Australia is also regulated by the New Zealand Clearing Limited, and is subject to a capital adequacy requirement.
FCC Investments, Inc., another broker-dealer subsidiary, is subject to the net capital requirements of the SEC relating to liquidity and net capital levels.
Risk Management Incorporated and Hencorp Futures are regulated by the CFTC and the National Futures Association and are both subject to a minimum capital requirement.
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
The subsidiaries of the Company are in compliance with all of their capital regulatory requirements as of December 31, 2011. Additional information on these net capital and minimum net capital requirements can be found within Note 12 of the Condensed Consolidated Financial Statements.
Cash Flows
The Company’s cash and cash equivalents increased from $220.6 million as of September 30, 2011 to $288.3 million as of December 31, 2011, a net increase of $67.7 million. Net cash of $33.1 million was provided by operating activities, $3.8 million was used in investing activities and net cash of $38.5 million was provided by financing activities, of which $38.5 million was borrowed from lines of credit and increased the amounts payable to lenders under loans and overdrafts. Fluctuations in exchange rates had no material effect on the Company’s cash and cash equivalents.
The Company is continuously evaluating opportunities to expand its business. For the year-to-date period through December 31, 2011, the Company paid $1.0 million, included in investing activities, for acquisitions, and $0.3 million in payments, included in financing activities, relating to earn-outs on acquisitions. See Note 14 to the Condensed Consolidated Financial Statements for additional information on acquisitions. Investing activities include $3.2 million in capital expenditures for property, plant and equipment in Q1 2012, compared to $1.3 million in Q1 2011. Continuing expansion of the Company’s activities will require funding and will have an effect on liquidity.
Apart from what has been disclosed above, there are no known trends, events or uncertainties that have had or are likely to have a material impact on the liquidity, financial condition and capital resources of the Company.
Commitments
Information about the Company’s commitments and contingent liabilities is contained in Note 11 of the Condensed Consolidated Financial Statements.

Off Balance Sheet Arrangements
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and futures commission merchant and from its market-making and proprietary trading in the foreign exchange and commodities trading business. As part of these activities, the Company carries short positions. For example, it sells financial instruments that it does not own, borrows the financial instruments to make good delivery, and therefore is obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. The Company has recorded these obligations in the condensed consolidated financial statements as of December 31, 2011 and September 30, 2011, at fair value of the related financial instruments, totaling $226.6 million and $390.9 million, respectively.

These positions are held to offset the risks related to financial assets owned, and reported in the Company’s condensed consolidated balance sheets within ‘financial instruments owned, at fair value’, and ‘physical commodities inventory'. The Company will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to December 31, 2011, which might be partially or wholly offset by gains in the value of assets held as of December 31, 2011. The total of $226.6 million and $390.9 million includes a net liability of $62.4 million and $122.9 million for derivatives, based on their fair value as of December 31, 2011 and September 30, 2011, respectively.
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
The Company is a member of various commodity exchanges and clearing organizations. Under the standard membership agreement, all members are required to guarantee the performance of other members and, accordingly, in the event another member is unable to satisfy its obligations to the exchange, may be required to fund a portion of the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the condensed consolidated balance sheets as of December 31, 2011 and September 30, 2011, respectively.
Critical Accounting Policies
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
See also Note 5 to the Condensed Consolidated Financial Statements, ‘Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk’.
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
Management believes that the volatility of revenues is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of the Company’s daily revenue, determined on a marked-to-market basis, during the three months ended December 31, 2011.

MTM Revenue in Chart
Days
30
25
20
15
10
5
0
1
4
17
27
9
5
1
1
($500) to $0
$0 to $500
$500 to $1,000
$1,000 to $1,500
$1,500 to $2,000
$2,000 to $2,500
$2,500 to $3,000
$3,000 to $3,500
Daily Revenue ($000's)

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
We continue to employ an interest rate risk management strategy, implemented in April 2010, that uses derivative financial instruments in the form of interest rate swaps to manage a portion of our aggregate interest rate position. Our objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap the resulting variable interest earnings into the medium-term interest stream, by using a strip of interest rate swaps that mature every quarter, and enable us to achieve the two year moving average of the two year swap rate. In Q1 2012, operating revenues include realized gains of $1.0 million and unrealized losses of $2.0 million on interest rate swap derivative contracts used to manage a portion of our aggregate interest rate position. In Q1 2011, operating revenues included realized gains of $0.7 million and unrealized losses of $1.1 million, respectively, on interest rate swap derivative contracts. These interest rate swaps are not designated for hedge accounting treatment, and changes in the marked-to-market valuations of these interest rate swaps, which are volatile and can fluctuate from period to period, are recorded in earnings on a quarterly basis. As of December 31, 2011, approximately $965 million in notional principal of interest rate swaps were outstanding with a weighted-average life of 12 months.
We manage interest expense using floating rate debt and periodically through interest rate swap transactions. The debt instruments are carried at their unpaid principal balance which approximates fair value. All of the Company's outstanding debt as of December 31, 2011, has a variable interest rate.
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, the Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2011. The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011.
There are limitations inherent in any internal control, such as the possibility of human error and the circumvention or overriding of controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As a result, there can be no assurance that a control system will succeed in preventing all possible instances of error and fraud. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the conclusions of the Company's Chief Executive Officer and Chief Financial Officer are made at the "reasonable assurance" level.
There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings
Certain conditions may exist as of the date that the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, our legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.
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
In addition to the matters discussed below, from time to time and in the ordinary course of business, we are involved in various legal actions and proceedings, including tort claims, contractual disputes, employment matters, workers' compensation claims and collections. We carry insurance that provides protection against certain types of claims, up to the policy limits of our insurance. As of December 31, 2011, the condensed consolidated balance sheet includes loss contingency accruals, recorded in fiscal 2011, which are not material. In the opinion of management, possible exposure in these matters in excess of the amounts accrued, is not material to the Company's earnings, financial position, or liquidity.
The following is a summary of significant legal matters involving the Company.
Securities Litigation
FCStone and certain officers of FCStone were named as defendants in an action filed in the United States District Court for the Western District of Missouri on July 15, 2008. A consolidated amended complaint ("CAC") was subsequently filed on September 25, 2009. As alleged in the CAC, the action purports to be brought as a class action on behalf of purchasers of FCStone common stock between November 15, 2007 and February 24, 2009. The CAC seeks to hold defendants liable under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and concerns disclosures included in FCStone's fiscal year 2008 public filings. Specifically, the CAC relates to FCStone's public disclosures regarding an interest rate hedge, a bad debt expense arising from unprecedented events in the cotton trading market, and certain disclosures beginning on November 3, 2008 related to losses it expected to incur arising primarily from a customer energy trading account. FCStone and the named officers moved to dismiss the action. Although the court denied that motion on November 16, 2010, it limited the action to the public disclosures made on November 3, 2008 and November 4, 2008 related to the energy trading account. The parties have completed briefing of lead plaintiffs' motion to certify a class on behalf of purchasers of FCStone stock between April 14, 2008 and February 24, 2009, and that motion is pending the court's ruling. Discovery has commenced and is continuing. The Company and the FCStone defendants continue to believe the action is meritless, and intend to defend the action vigorously.
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
In February 2011, the Company's Board of Directors formed a special committee to conduct an independent investigation of FCStone's disclosures and accounting for losses associated with the energy trading account. The Board of Directors determined that it would be appropriate and consistent with its governance and oversight responsibilities to form the special committee to investigate these matters as they pertain to the private litigation and the SEC investigation described above. The special committee, which is comprised solely of independent directors of the Company who were not formerly directors of FCStone, retained an independent law firm to represent and assist it in its investigation.
Convertible Note Holder Litigation
In November 2009, an investor in a principal amount of $3.7 million of the Company’s senior subordinated convertible notes due 2011 (the “Notes”) filed a notice of motion for summary judgment on the Company, claiming that the FCStone transaction resulted in a change of control as defined in the Notes; and that, as a result, the Company should have afforded the investor the opportunity to have the Notes redeemed at a 15% premium. The investor also claimed default interest at the rate of 15% per annum established in the Notes. The investor's motion was denied in March, 2010, and the investor filed an amended complaint in April, 2010. The remaining three holders of the Notes, holding Notes in an aggregate amount of $13.0 million, filed a similar lawsuit on the Company on October 20, 2010.
During the year ended September 30, 2011, the holders of the Notes converted the principal amount and accrued interest into shares of common stock of the Company.Subsequent to conversion, two holders of the Notes, each a holder of $4.0 million in principal amount of the convertible notes as of September 30, 2009, persisted in their claim against the Company. Subsequent to the quarter ended December 31, 2011, the Company entered into a settlement agreement with the two holders of the Notes, pursuant to which the Company paid the plaintiffs the amount of $0.2 million in settlement of all claims.
Sentinel Litigation
In August 2008, the bankruptcy trustee of Sentinel Management Group, Inc. ("Sentinel") filed adversary proceedings against one of the Company's subsidiaries, FCStone, LLC, and a number of other FCMs in the Bankruptcy Courtfor the Northern District of Illinois. The case was subsequently reassigned to the United States District Court, for the Northern District of Illinois. The trustee is seeking avoidance of alleged transfers or withdrawals of funds received by the Company and other FCMs within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions and disallowance of the proof of claim filed by FCStone, LLC. The trustee seeks recovery of pre- and post-petition transfers totaling approximately $15.5 million. In April 2009, the trustee filed an amended complaint adding a claim for unjust enrichment. FCStone, LLC answered the complaints and all parties entered into the discovery phase of the litigation. On January 21, 2011 the trustee filed a motion for summary judgment against FCStone, LLC on various counts in the adversary proceedings filed in August 2008 against FCStone, LLC and a number of other FCMs. The motion has since been fully briefed, and is pending before the court awaiting decision. On January 13, 2012, the Company filed a motion for summary judgment in its favor with respect to the transfer of approximately $1.1 million to its customer segregated account on August 17, 2007, pursuant to the "safe harbor" provisions of Section 546(e) of the U.S. Bankruptcy Code. The court has not set a deadline for ruling on any pending motions, and has not set a trial date. FCStone, LLC intends to defend the matter vigorously, and to coordinate its defense with the other FCMs.
Item 1A. Risk Factors
In addition to the other information set forth in this report, information regarding risks affecting the Company appears in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that management currently considers to be non-material may in the future adversely affect the Company’s business, financial condition and operating results. There have been no material changes to our risk factors since the filing of the Company’s Form 10-K.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a).

32.1	32.1 Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	32.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INTL FCStone Inc.

Date:	February 8, 2012	/s/ Sean M. O'Connor
Sean M. O'Connor
Chief Executive Officer

Date:	February 8, 2012	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer