Form 10-Q
period 2012-06-30
INTL FCSTONE INC.
filed 2012-08-08
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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

As of August 6, 2012, there were 19,039,504 shares of the registrant’s common stock outstanding.

INTL FCStone Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2012

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTL FCStone Inc.
Condensed Consolidated Balance Sheets

(in millions, except par value and share amounts)	June 30, 2012	September 30, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$213.7	$220.6
Cash, securities and other assets segregated under federal and other regulations (including $72.8 and $22.7 at fair value at June 30, 2012 and September 30, 2011, respectively)	570.7	119.4
Deposits and receivables from:
Exchange-clearing organizations (including $1,288.1 and $1,408.2 at fair value at June 30, 2012 and September 30, 2011, respectively)	1,292.5	1,489.2
Broker-dealers, clearing organizations and counterparties (including $1.0 and $16.2 at fair value at June 30, 2012 and September 30, 2011, respectively)	175.3	146.5
Receivables from customers, net	108.8	115.9
Notes receivable, net	12.0	26.3
Income taxes receivable	8.6	8.8
Financial instruments owned, at fair value	130.1	223.1
Physical commodities inventory	100.7	160.6
Deferred income taxes, net	21.2	20.7
Property and equipment, net	18.4	15.0
Goodwill and intangible assets, net	56.1	56.1
Other assets	26.3	33.5
Total assets	$2,734.4	$2,635.7
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $20.7 and $22.3 at fair value at June 30, 2012 and September 30, 2011, respectively)	$129.7	$122.0
Payables to:
Customers	1,932.1	1,739.8
Broker-dealers, clearing organizations and counterparties	5.2	3.4
Lenders under loans	175.4	77.4
Income taxes payable	4.0	4.6
Financial instruments sold, not yet purchased, at fair value	176.5	390.9
Total liabilities	2,422.9	2,338.1
Commitments and contingencies (Note 11)
Equity:
INTL FCStone Inc. stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 30,000,000 shares; 19,166,799 issued and 19,005,242 outstanding at June 30, 2012 and 18,653,964 issued and 18,642,407 outstanding at September 30, 2011	0.2	0.2
Common stock in treasury, at cost - 161,557 shares at June 30, 2012 and 11,557 shares at September 30, 2011, respectively	(2.9)	(0.1)
Additional paid-in capital	210.7	205.2
Retained earnings	103.7	97.0
Accumulated other comprehensive loss, net	(0.2)	(6.0)
Total INTL FCStone Inc. stockholders’ equity	311.5	296.3
Noncontrolling interests	—	1.3
Total equity	311.5	297.6
Total liabilities and equity	$2,734.4	$2,635.7
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share and per share amounts)	2012	2011	2012	2011
Revenues:
Sales of physical commodities	$17,201.0	$20,464.7	$51,238.5	$51,179.9
Trading gains	94.8	70.0	206.2	117.9
Commission and clearing fees	45.4	31.1	118.9	105.6
Consulting and management fees	7.1	5.2	20.6	15.2
Interest income	2.7	2.3	7.7	7.8
Other income	0.1	0.1	0.6	0.8
Total revenues	17,351.1	20,573.4	51,592.5	51,427.2
Cost of sales of physical commodities	17,227.3	20,468.0	51,252.8	51,112.1
Operating revenues	123.8	105.4	339.7	315.1
Interest expense	2.6	2.0	8.3	9.1
Net revenues	121.2	103.4	331.4	306.0
Non-interest expenses:
Compensation and benefits	54.6	44.0	155.5	129.6
Clearing and related expenses	30.6	18.0	80.4	58.4
Introducing broker commissions	7.9	6.3	21.7	17.7
Communication and data services	6.3	4.2	16.5	11.1
Occupancy and equipment rental	2.7	2.1	8.2	6.1
Professional fees	3.3	2.9	9.6	6.9
Depreciation and amortization	1.9	1.3	5.3	3.4
Bad debts and impairments	0.6	1.2	0.6	5.7
Other	7.4	6.1	24.8	20.6
Total non-interest expenses	115.3	86.1	322.6	259.5
Income from continuing operations, before tax	5.9	17.3	8.8	46.5
Income tax expense	1.2	7.0	2.2	17.1
Net income from continuing operations	4.7	10.3	6.6	29.4
Income from discontinued operations, net of tax	—	—	—	0.2
Net income	4.7	10.3	6.6	29.6
Add: Net loss attributable to noncontrolling interests	—	0.1	0.1	0.2
Net income attributable to INTL FCStone Inc. common stockholders	$4.7	$10.4	$6.7	$29.8
Basic earnings per share:
Income from continuing operations attributable to INTL FCStone Inc. common stockholders	$0.24	$0.58	$0.35	$1.67
Income from discontinued operations attributable to INTL FCStone Inc. common stockholders	—	—	—	0.01
Net income attributable to INTL FCStone Inc. common stockholders	$0.24	$0.58	$0.35	$1.68
Diluted earnings per share:
Income from continuing operations attributable to INTL FCStone Inc. common stockholders	$0.23	$0.55	$0.33	$1.56
Income from discontinued operations attributable to INTL FCStone Inc. common stockholders	—	—	—	0.01
Net income attributable to INTL FCStone Inc. common stockholders	$0.23	$0.55	$0.33	$1.57
Weighted-average number of common shares outstanding:
Basic	18,392,823	17,901,613	18,286,308	17,714,916
Diluted	19,098,667	19,280,696	19,156,471	19,308,661
Amounts attributable to INTL FCStone Inc. common stockholders:
Income from continuing operations, net of tax	$4.7	$10.4	$6.7	$29.6
Income from discontinued operations, net of tax	—	—	—	0.2
Net income	$4.7	$10.4	$6.7	$29.8
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Cash Flows Statements
(Unaudited)

	Nine Months Ended June 30,
(in millions)	2012	2011
Cash flows from operating activities:
Net income	$6.6	$29.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5.3	3.4
Provision for bad debts and impairments	0.6	5.7
Deferred income taxes	(2.4)	1.6
Amortization of debt issuance costs and debt discount	1.2	0.1
Convertible debt interest settled in company stock upon conversion	—	0.1
Amortization of stock-based compensation expense	3.8	1.6
Gain on acquisition of INTL Provident	—	(0.4)
Changes in operating assets and liabilities, net:
Cash, securities and other assets segregated under federal and other regulations	(413.2)	(49.5)
Deposits and receivables from exchange-clearing organizations	229.3	(914.5)
Deposits and receivables from broker-dealers, clearing organizations, and counterparties	(5.2)	(7.9)
Receivable from customers, net	7.1	(32.3)
Notes receivable from customers, net	14.3	6.1
Income taxes receivable	0.2	0.8
Financial instruments owned and securities purchased under agreements to resell, at fair value	100.9	377.7
Physical commodities inventory	59.9	(122.9)
Other assets	6.9	1.3
Accounts payable and other accrued liabilities	9.5	25.8
Payable to customers	106.3	622.5
Payable to broker-dealers, clearing organizations and counterparties	1.8	0.6
Income taxes payable	(0.1)	4.1
Financial instruments sold, not yet purchased, at fair value	(214.4)	126.1
Net cash (used in) provided by operating activities	(81.6)	79.6
Cash flows from investing activities:
Deconsolidation of affiliates	0.4	—
Cash paid for acquisitions, net	(11.7)	(13.5)
Purchase of exchange memberships and common stock	—	(3.4)
Sale of exchange memberships and common stock	—	1.3
Purchase of property and equipment	(6.9)	(7.0)
Net cash used in investing activities	(18.2)	(22.6)
Cash flows from financing activities:
Net change in payable to lenders under loans	98.0	5.6
Payments related to earn-outs on acquisitions	(3.4)	—
Repayment of subordinated debt	—	(0.5)
Debt issuance costs	—	(1.3)
Exercise of stock options	1.7	1.3
Share repurchase	(2.8)	—
Income tax benefit on stock options and awards	—	0.1
Net cash provided by financing activities	93.5	5.2
Effect of exchange rates on cash and cash equivalents	(0.6)	—
Net (decrease) increase in cash and cash equivalents	(6.9)	62.2
Cash and cash equivalents at beginning of period	220.6	81.9
Cash and cash equivalents at end of period	$213.7	$144.1
Supplemental disclosure of cash flow information:
Cash paid for interest	$5.7	$5.6
Income taxes paid, net of cash refunds	$4.0	$7.0
Supplemental disclosure of non-cash investing and financing activities:
Conversion of subordinated notes to common stock, net	$—	$7.7
Identified intangible assets and goodwill on acquisitions	$1.8	$—
Additional consideration payable related to acquisitions, net	$1.8	$4.5
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balances as of September 30, 2011	$0.2	$(0.1)	$205.2	$97.0	$(6.0)	$1.3	$297.6
Components of comprehensive income:
Net income				6.7		(0.1)	6.6
Change in foreign currency translation, net of tax					(0.6)		(0.6)
Change in pension liabilities, net of tax					0.2		0.2
Change in unrealized gain or loss on available-for-sale securities, net of tax					6.2		6.2
Total comprehensive income							12.4
Exercise of stock options			1.7				1.7
Stock-based compensation			3.8				3.8
Repurchase of stock		(2.8)					(2.8)
Disposition or de-consolidation						(1.2)	(1.2)
Balances as of June 30, 2012	$0.2	$(2.9)	$210.7	$103.7	$(0.2)	$—	$311.5
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
The Company's fiscal year end is September 30, and the fiscal quarters end on December 31, March 31, June 30 and September 30. Unless otherwise stated, all dates refer to fiscal years and fiscal interim periods.
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
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued new guidance on the presentation of comprehensive income. This guidance eliminates the current option to report comprehensive income and its components in the statement of changes in equity. Under this guidance, an entity can elect to present items of net income and comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, the guidance requires entities to show the effects of items reclassified from accumulated other comprehensive loss to net income on the face of the financial statements. This guidance is effective for fiscal years beginning after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required. This guidance is effective for the Company's fiscal year beginning October 1, 2012 and all interim periods within that fiscal year. In December 2011, the FASB issued guidance that deferred the portion of the original guidance that required a company to separately present within net income reclassification adjustments of items out of accumulated other comprehensive loss. The deferral is intended to be temporary until the FASB has time to reconsider these changes. The other provisions of the guidance will become effective as originally planned by the FASB. The Company is expecting to adopt this guidance in the first quarter of fiscal year 2013. As the Company reports comprehensive income within its condensed consolidated statements of stockholders' equity, the adoption of this guidance will result in a change in the presentation of comprehensive income in the Company's condensed consolidated financial statements.
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
In July 2012, the FASB issued final guidance on indefinite-lived intangible assets impairment testing. Under the guidance, entities testing indefinite-lived intangibles for impairment have the option of first performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. The guidance does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the guidance does not amend the requirement to test indefinite-lived intangible assets for impairment between annual tests if events or circumstances warrant, however, it does revise the examples of events and circumstances that an entity should consider. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, however, it is expected that the adoption of this guidance will not have a material impact on the Company's condensed consolidated financial statements.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share amounts)	2012	2011	2012	2011
Numerator:
Income from continuing operations attributable to INTL FCStone Inc. stockholders	$4.7	$10.4	$6.7	$29.6
Less: Allocation to participating securities	(0.2)	(0.3)	(0.1)	(0.8)
Interest on convertible debt, net of tax	—	—	—	0.6
Less: Allocation to participating securities	—	—	—	—
Income from continuing operations allocated to common stockholders	$4.5	$10.1	$6.6	$29.4
Income from discontinued operations	$—	$—	$—	$0.2
Less: Allocation to participating securities	—	—	—	—
Income from discontinued operations allocated to common stockholders	$—	$—	$—	$0.2
Diluted net income	$4.7	$10.4	$6.7	$30.4
Less: Allocation to participating securities	(0.2)	(0.3)	(0.1)	(0.8)
Diluted net income allocated to common stockholders	$4.5	$10.1	$6.6	$29.6
Denominator:
Weighted average number of:
Common shares outstanding	18,392,823	17,901,613	18,286,308	17,714,916
Dilutive potential common shares outstanding:
Share-based awards	705,844	932,765	870,163	952,813
Convertible debt	—	446,318	—	640,932
Total dilutive potential common shares outstanding	705,844	1,379,083	870,163	1,593,745
Diluted weighted-average shares	19,098,667	19,280,696	19,156,471	19,308,661
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
Options to purchase 634,766 and 384,183 shares of common stock for the three months ended June 30, 2012 and 2011, respectively, and 749,413 and 391,031 shares of common stock for the nine months ended June 30, 2012 and 2011, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.
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
The table below sets forth an analysis of the carrying value of financial instruments owned and financial instruments sold, not yet purchased as of June 30, 2012 and September 30, 2011. This is followed by tables that provide the information required by the Fair Value Measurements and Disclosures Topic of the ASC for all financial assets and liabilities that are carried at fair value.

	June 30, 2012		September 30, 2011
(in millions)	Owned	Sold, not yet purchased	Owned	Sold, not yet purchased
Common stock and American Depositary Receipts ("ADRs")	$17.1	$13.7	$46.9	$23.4
Exchangeable foreign ordinary equities and ADRs	7.9	5.1	9.8	23.8
Corporate and municipal bonds	9.5	—	8.7	—
U.S. government obligations	0.8	—	0.8	—
Foreign government obligations	10.1	—	6.7	—
Derivatives	47.8	43.1	101.9	122.9
Commodities leases and unpriced positions	17.9	114.6	26.1	220.8
Commodities warehouse receipts	5.3	—	16.2	—
Exchange firm common stock	12.0	—	3.7	—
Mutual funds and other	1.7	—	1.0	—
Investment in managed funds	—	—	1.3	—
	$130.1	$176.5	$223.1	$390.9
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
The fair value estimates presented in the financial statements are based on pertinent information available to management as of June 30, 2012 and September 30, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented in the financial statements.
Cash equivalents, securities, commodities warehouse receipts, derivative financial instruments and contingent liabilities are carried at fair value, on a recurring basis, and are classified and disclosed into three levels within the fair value hierarchy. The Company did not have any fair value adjustments for assets or liabilities measured at fair value on a non-recurring basis during the nine months ended June 30, 2012. The three levels of the fair value hierarchy under the Fair Value Measurements and Disclosures Topic of the ASC are:
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
The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of June 30, 2012 and September 30, 2011 by level within the fair value hierarchy.

	June 30, 2012
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Money market funds	$0.1	$—	$—	$—	$0.1
Certificate of deposits	10.3	—	—	—	10.3
Unrestricted cash equivalents	10.4	—	—	—	10.4
Commodities warehouse receipts	24.0	—	—	—	24.0
U.S. government obligations	—	48.8	—	—	48.8
Securities and other assets segregated under federal and other regulations	24.0	48.8	—	—	72.8
Money market funds	674.3	—	—	—	674.3
U.S. government obligations	—	845.0	—	—	845.0
Mortgage-backed securities	—	7.3	—	—	7.3
Derivatives	3,250.5	—	—	(3,489.0)	(238.5)
Deposits and receivables from exchange-clearing organizations	3,924.8	852.3	—	(3,489.0)	1,288.1
U.S. government obligations	—	—	—	—	—
Derivatives	1.9	—	—	(0.9)	1.0
Deposits and receivables from broker-dealers, clearing organizations and counterparties	1.9	—	—	(0.9)	1.0
Common stock and ADRs	23.0	0.9	1.1	—	25.0
Corporate and municipal bonds	0.2	5.8	3.5	—	9.5
U.S. government obligations	—	0.8	—	—	0.8
Foreign government obligations	10.1	—	—	—	10.1
Derivatives	305.2	938.3	—	(1,195.7)	47.8
Commodities leases and unpriced positions	—	119.7	—	(101.8)	17.9
Commodities warehouse receipts	5.3	—	—	—	5.3
Exchange firm common stock	3.2	8.8	—	—	12.0
Mutual funds and other	1.3	—	0.4	—	1.7
Financial instruments owned	348.3	1,074.3	5.0	(1,297.5)	130.1
Total assets at fair value	$4,309.4	$1,975.4	$5.0	$(4,787.4)	$1,502.4
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$20.7	$—	$20.7
Payables to customers - derivatives	3,667.8	—	—	(3,667.8)	—
Common stock and ADRs	18.5	0.3	—	—	18.8
Derivatives	305.4	970.3	—	(1,232.6)	43.1
Commodities leases and unpriced positions	—	490.3	—	(375.7)	114.6
Financial instruments sold, not yet purchased	323.9	1,460.9	—	(1,608.3)	176.5
Total liabilities at fair value	$3,991.7	$1,460.9	$20.7	$(5,276.1)	$197.2

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.

	September 30, 2011
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Money market funds	$0.1	$—	$—	$—	$0.1
Certificate of deposits	12.6	—	—	—	12.6
Unrestricted cash equivalents	12.7	—	—	—	12.7
Commodities warehouse receipts	19.0	—	—	—	19.0
U.S. government obligations	—	3.7	—	—	3.7
Securities and other assets segregated under federal and other regulations	19.0	3.7	—	—	22.7
Money market funds	1,193.5	—	—	—	1,193.5
U.S. government obligations	—	470.5	—	—	470.5
Mortgage-backed securities	—	8.5	—	—	8.5
Derivatives	7,227.4	—	—	(7,491.7)	(264.3)
Deposits and receivables from exchange-clearing organizations	8,420.9	479.0	—	(7,491.7)	1,408.2
U.S. government obligations	—	0.1	—	—	0.1
Derivatives	47.3	1,073.5	—	(1,104.7)	16.1
Deposits and receivables from broker-dealers, clearing organizations and counterparties	47.3	1,073.6	—	(1,104.7)	16.2
Common stock and ADRs	53.4	2.2	1.1	—	56.7
Corporate and municipal bonds	—	5.1	3.6	—	8.7
U.S. government obligations	—	0.8	—	—	0.8
Foreign government obligations	5.8	0.9	—	—	6.7
Derivatives	210.5	557.6	—	(666.2)	101.9
Commodities leases and unpriced positions	—	66.3	—	(40.2)	26.1
Commodities warehouse receipts	16.2	—	—	—	16.2
Exchange firm common stock	3.0	0.7	—	—	3.7
Mutual funds and other	0.6	—	0.4	—	1.0
Investment in managed funds	—	1.3	—	—	1.3
Financial instruments owned	289.5	634.9	5.1	(706.4)	223.1
Total assets at fair value	$8,789.4	$2,191.2	$5.1	$(9,302.8)	$1,682.9
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$22.3	$—	$22.3
Payables to customers - derivatives	6,234.7	—	—	(6,234.7)	—
Common stock and ADRs	44.9	2.3	—	—	47.2
Derivatives	219.9	1,679.1	—	(1,776.1)	122.9
Commodities leases and unpriced positions	—	431.9	—	(211.1)	220.8
Financial instruments sold, not yet purchased	264.8	2,113.3	—	(1,987.2)	390.9
Total liabilities at fair value	$6,499.5	$2,113.3	$22.3	$(8,221.9)	$413.2

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.
Realized and unrealized gains and losses are included within ‘trading gains’ in the condensed consolidated income statements.

Information on Level 3 Financial Assets and Liabilities
The Company’s financial assets at fair value classified within level 3 of the fair value hierarchy as of June 30, 2012 and September 30, 2011 are summarized below:

(in millions)	June 30, 2012	September 30, 2011
Total level 3 assets	$5.0	$5.1
Level 3 assets for which the Company bears economic exposure	$5.0	$5.1
Total assets	$2,734.4	$2,635.7
Total financial assets at fair value	$1,502.4	$1,682.9
Total level 3 assets as a percentage of total assets	0.2%	0.2%
Level 3 assets for which the Company bears economic exposure as a percentage of total assets	0.2%	0.2%
Total level 3 assets as a percentage of total financial assets at fair value	0.3%	0.3%
The following tables set forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the three and nine months ended June 30, 2012 and 2011, including a summary of unrealized gains (losses) during the respective periods on the Company’s level 3 financial assets and liabilities still held as of June 30, 2012.

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended June 30, 2012
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$1.1	$—	$—	$—	$—	$1.1
Corporate and municipal bonds	3.6	—	(0.1)	—	—	3.5
Mutual funds and other	0.4	—	—	—	—	0.4
	$5.1	$—	$(0.1)	$—	$—	$5.0
Liabilities:
Contingent liabilities	$23.3	$—	$0.5	$(3.1)	$—	$20.7

	Level 3 Financial Assets and Financial Liabilities For the Nine Months Ended June 30, 2012
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$1.1	$—	$—	$—	$—	$1.1
Corporate and municipal bonds	3.6	—	(0.1)	—	—	3.5
Mutual funds and other	0.4	—	—	—	—	0.4
	$5.1	$—	$(0.1)	$—	$—	$5.0
Liabilities:
Contingent liabilities	$22.3	$—	$1.8	$(3.4)	$—	$20.7

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended June 30, 2011
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$1.2	$—	$—	$—	$—	$1.2
Corporate and municipal bonds	5.3	—	(0.6)	(0.9)	—	3.8
Mutual funds and other	0.4	—	—	—	—	0.4
Investment in managed funds	0.8	—	—	(0.8)	—	—
	$7.7	$—	$(0.6)	$(1.7)	$—	$5.4
Liabilities:
Contingent liabilities	$30.5	$—	$0.3	$(3.1)	$—	$27.7

	Level 3 Financial Assets and Financial Liabilities For the Nine Months Ended June 30, 2011
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$1.2	$—	$—	$—	$—	$1.2
Corporate and municipal bonds	8.0	—	(3.3)	(0.9)	—	3.8
Mutual funds and other	0.4	—	—	—	—	0.4
Investment in managed funds	0.6	0.2	—	(0.8)	—	—
	$10.2	$0.2	$(3.3)	$(1.7)	$—	$5.4
Liabilities:
Contingent liabilities	$32.3	$—	$2.2	$(6.8)	$—	$27.7
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
The proceeds of this issue were to be used to refinance the previous loan to the hotel owner, finance the hotel's renovation and fund interest up to 50.0 million THB ($1.5 million USD). Renovations were initially planned to be completed by April 2011 and the outstanding debentures were to be refinanced following the completion of renovations.
In addition, the political and economic conditions in Thailand over the past two years have impacted the performance of the hotel. Following the interest capitalization period, the hotel owner was able to meet four quarterly interest payments on the debentures, however the hotel owner defaulted on the interest payment that was due in March 2011. The Company and other debenture holders have exercised their rights under the share pledge provisions of the debentures, and held a share auction of 100% of the shares of the single asset owning company. The debenture holders won the share auction and the previous owner, who is also a personal guarantor of the debentures, has filed a complaint to revoke the completed auction. The Company intends to vigorously defend actions taken in its capacity as a debenture holder. Judgment in the lawsuit filed by the previous owner is expected subsequent to fiscal 2012.
In accordance with the Fair Value Measurements and Disclosures Topic of the ASC, the Company has estimated the fair value of the debentures on a recurring basis each period. The Company has classified its investment in the hotel within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. These cash flows are discounted employing present value techniques. At March 31, 2011, due to the issues discussed previously, the Company estimated the fair value of its investment in these debentures by using a management-developed forecast, which is based on the income approach. The Company recorded a loss of $1.7 million, representing an other than temporary impairment, during the three months ended March 31, 2011. The Company continues to monitor the hotel renovation process and evaluate the fair value of the debentures. There has been no significant change in the fair value of the debentures, and no additional loss has been recognized during the three and nine months ended June 30, 2012.
The Company is required to make additional future cash payments based on certain financial performance measures of its acquired businesses. The Company is required to remeasure the fair value of the cash earnout arrangements on a recurring basis in accordance with the guidance in the Business Combinations Topic of the ASC. The Company has classified its net liabilities for the contingent earnout arrangements within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. The estimated fair value of the contingent purchase consideration is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted employing present value techniques in arriving at the acquisition-date fair value. The discount rate was developed using market participant company data and there have been no significant changes in the discount rate environment. From the dates of acquisition to June 30, 2012, certain acquisitions have had changes in the estimates of undiscounted cash flows, based on actual performances fluctuating from estimates. During the three and nine months ended June 30, 2012, the fair value of the contingent consideration increased $0.5 million and $1.8 million, respectively, with the corresponding amount classified as 'other expense' within the condensed consolidated income statements.
The Company reports transfers in and out of levels 1, 2 and 3, as applicable, using the fair value of the securities as of the beginning of the reporting period in which the transfer occurred.
The Company did not have any transfers between level 1 and level 2 fair value measurements for the three and nine months ended June 30, 2012.
The Company has recorded unrealized gains, net of income tax expense, related to U.S. government obligations and corporate bonds classified as available-for-sale securities in other comprehensive income ("OCI") as of June 30, 2012. The following tables summarize the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses of the Company’s investment securities classified as available-for-sale as of June 30, 2012 and September 30, 2011:

June 30, 2012
Amounts included in financial instruments owned:
	Amortized Cost	Unrealized Holding (1)		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$0.5	$—	$—	$0.5
	$0.5	$—	$—	$0.5

Amounts included in deposits with and receivables from exchange-clearing organizations:
	Amortized Cost	Unrealized Holding		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$789.2	$—	$—	$789.2
Mortgage-backed securities	7.2	0.1	—	7.3
	$796.4	$0.1	$—	$796.5

(1)	Unrealized gain/loss on financial instruments owned as of June 30, 2012 is less than $0.1 million.

September 30, 2011
Amounts included in financial instruments owned:
	Amortized Cost	Unrealized Holding (1)		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$0.5	$—	$—	$0.5
Corporate bonds	5.0	—	—	5.0
	$5.5	$—	$—	$5.5

(1)	Unrealized gain/loss on financial instruments owned as of September 30, 2011 is less than $0.1 million.

Amounts included in deposits with and receivables from exchange-clearing organizations:
	Amortized Cost	Unrealized Holding		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$440.6	$0.1	$—	$440.7
Mortgage-backed securities	8.3	0.2	—	8.5
	$448.9	$0.3	$—	$449.2
As of June 30, 2012 and September 30, 2011, investments in debt securities classified as available-for-sale ("AFS") mature as follows:

June 30, 2012
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$789.7	$—	$789.7
Mortgage-backed securities	—	7.3	7.3
	$789.7	$7.3	$797.0

September 30, 2011
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$441.2	$—	$441.2
Corporate bonds	5.0	—	5.0
Mortgage-backed securities	—	8.5	8.5
	$446.2	$8.5	$454.7
There were no sales of AFS securities during the three and nine months ended June 30, 2012 and 2011, and as a result, no realized gains or losses were recorded for the three and nine months ended June 30, 2012 and 2011.
For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.
The Company has also classified equity investments in exchange firms' common stock not pledged for clearing purposes as available-for-sale. The investments are recorded at fair value, with unrealized gains and losses recorded, net of taxes, as a component of OCI until realized. As of June 30, 2012, the cost and fair value of all the equity investments in exchange firms was $4.4 million and $12.0 million, respectively.
On June 15, 2012, the board of London Metal Exchange (LME) Holdings Limited, the parent company of the LME, entered into a framework agreement regarding the terms of a recommended cash offer for the entire issued and outstanding ordinary share capital of LME Holdings. On July 23, 2012, the shareholders of LME Holdings voted to approve the sale of the LME to the Hong Kong Exchanges & Clearing Limited. Based on the proposed sale price of the ordinary shares, the shares of the LME held by the Company as available-for-sale are valued at $8.4 million as of June 30, 2012. The Company's shares in the LME reflect an unrealized gain of $6.1 million, net of income tax expense of $1.9 million, that is recorded in OCI as of June 30, 2012. Upon closing of the sale, the Company will reclassify the unrealized gain on the shares in accumulated OCI and recognize the realized gain in the current period's earnings.
The Company recorded unrealized losses of $0.3 million, net of income tax benefit of $0.2 million in OCI related to the remaining equity investments in exchange firms as of June 30, 2012. The Company monitors the fair value of exchange common stock on a periodic basis, and does not consider any current unrealized losses to be anything other than a temporary impairment.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of June 30, 2012 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to June 30, 2012. The total of $176.5 million as of June 30, 2012 includes $43.1 million for derivative contracts, which represent a liability to the Company based on their fair values as of June 30, 2012.
Derivatives
The Company utilizes derivative products in its trading capacity as a dealer in order to satisfy client needs and mitigate risk. The Company manages risks from both derivatives and non-derivative cash instruments on a consolidated basis. The risks of derivatives should not be viewed in isolation, but in aggregate with the Company’s other trading activities. The majority of the Company’s derivative positions are included in the consolidated balance sheets within ‘financial instruments owned, at fair value’, ‘deposits and receivables from exchange-clearing organizations’ and ‘financial instruments sold, not yet purchased, at fair value’.
The Company continues to employ an interest rate risk management strategy, implemented in April 2010, that uses derivative financial instruments in the form of interest rate swaps to manage a portion of the aggregate interest rate position. The Company’s objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap the resulting variable interest earnings into the medium-term interest stream, by using a strip of interest rate swaps that mature every quarter, in order to achieve the two year moving average of the two year swap rate. The risk mitigation of these interest rate swaps is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC, and as a result they are recorded at fair value, with changes in the fair value of the financial instruments recorded within 'trading gains' in the condensed consolidated income statements. As of June 30, 2012, approximately $765 million in notional principal of interest rate swaps were outstanding with a weighted-average life of 9 months.

Listed below are the fair values of the Company's derivative assets and liabilities as of June 30, 2012 and September 30, 2011. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	June 30, 2012		September 30, 2011
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$3,164.4	$3,594.6	$7,074.2	$6,062.4
OTC commodity derivatives	818.7	813.3	763.7	780.1
Exchange-traded foreign exchange derivatives	73.6	54.2	126.9	89.8
OTC foreign exchange derivatives (2)(3)	423.2	462.4	1,074.3	1,118.9
Interest rate derivatives	3.0	1.6	5.5	2.8
Equity index derivatives	13.0	17.4	71.7	79.7
Gross fair value of derivative contracts	4,495.9	4,943.5	9,116.3	8,133.7
Impact of netting and collateral	(4,685.6)	(4,900.4)	(9,262.6)	(8,010.8)
Total fair value included in ‘Deposits and receivables from exchange-clearing organizations’	$(238.5)		$(264.3)
Total fair value included in 'Deposits and receivables from broker-dealers, clearing organizations and counterparties'	$1.0		$16.1
Total fair value included in ‘Financial instruments owned, at fair value’	$47.8		$101.9
Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$43.1		$122.9

(1)	As of June 30, 2012 and September 30, 2011, the Company’s derivative contract volume for open positions was approximately 3.9 million and 3.9 million contracts, respectively.

(2)
In accordance with agreements with counterparties, the Company is allowed to periodically take advances against its open trade fair value. There were no advances against open trade fair value outstanding as of June 30, 2012 and September 30, 2011.

(3)
In accordance with agreements with counterparties, the Company has to maintain a sufficient margin collateral balance based on the value of the open positions. These amounts exclude deposits with the counterparties for margin collateral, which are included in the netting and collateral line, of $34.8 million and $53.5 million as of June 30, 2012 and September 30, 2011.

The Company’s derivative contracts are principally held in its Commodities and Risk Management Services ("C&RM") segment. The Company assists its C&RM segment customers in protecting the value of their future production by entering into option or forward agreements with them on an OTC basis. The Company also provides its C&RM segment customers with sophisticated option products, including combinations of buying and selling puts and calls. The Company mitigates its risk by offsetting the customer's transaction simultaneously with one of the Company's trading counterparties or with a similar but not identical position on the exchange. The risk mitigation of these offsetting trades is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC. These derivative contracts are traded along with cash transactions because of the integrated nature of the markets for these products. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies. In particular, the risks related to derivative positions may be partially offset by inventory, unrealized gains in inventory or cash collateral paid or received.
The following table sets forth the Company's gains (losses) related to derivative financial instruments for the three and nine months ended June 30, 2012 and 2011, in accordance with the Derivatives and Hedging Topic of the ASC. The gains (losses) set forth below are included within ‘trading gains’ in the condensed consolidated income statements.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2012	2011	2012	2011
Gains from derivative contracts	$76.1	$33.2	$102.7	$6.8
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
The Company is a party to financial instruments in the normal course of its business through customer and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held as of June 30, 2012 and September 30, 2011 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting or customer agreements which reduce the exposure to the Company.
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

Note 5 – Receivables from Customers and Notes Receivable, net
Receivables from customers, net and notes receivable, net include a provision for bad debts, which reflects the Company's best estimate of probable losses inherent in the receivables from customers and notes receivable. The Company provides for an allowance for doubtful accounts based on a specific-identification basis. The Company continually reviews its provision for bad debts. The allowance for doubtful accounts related to receivables from customers was $2.8 million and $11.8 million as of June 30, 2012 and September 30, 2011, respectively. The allowance for doubtful accounts related to notes receivable was $0.1 million as of June 30, 2012 and September 30, 2011, respectively.
Bad debt expense, net of recoveries, for the three and nine months ended June 30, 2012 was $0.7 million, respectively, and included charges to bad debt expense related to a customer deficit account within the C&RM segment. During the nine months ended June 30, 2012, the Company charged-off receivables on consigned gold transactions which were fully reserved. During the three and nine months ended June 30, 2011, the Company recorded bad debt expense, net of recoveries, of $1.2 million and $4.0 million, respectively. During the three and nine months ended June 30, 2011, increases to the allowance for doubtful accounts were $3.0 million and $7.5 million, respectively. The increase in the provision for the three months ended June 30, 2011 was primarily related to an additional loss recognized on a customer to whom the Company had consigned gold, in the C&RM segment. During the nine months ended June 30, 2011, the provision increase also included amounts for another customer to whom the Company had consigned gold, in the C&RM segment, and a clearing customer deficit account in the CES segment. During the three and nine months ended June 30, 2011, the Company recorded recoveries of $1.8 million and $3.7 million, respectively, of bad debt expense. The three months ended June 30, 2011, recovery of $1.8 million related to a decrease in the bad debt provision on a previous customer account deficit, in the C&RM segment, based on an increase in the amount considered collectible. During the nine months ended June 30, 2011, recoveries also include $1.3 million following a settlement relating to a disputed trade that was “given-up” to FCStone, LLC during the quarter ended June 30, 2010.
Activity in the allowance for doubtful accounts and notes was as follows:

(in millions)
Balance, September 30, 2011	$11.9
Provision for bad debts	0.5
Deductions:
Charge-offs	(9.5)
Recoveries	—
Balance, June 30, 2012	$2.9
Additionally, in the normal course of operations the Company accepts notes receivable under sale/repurchase agreements with customers. These transactions are short-term in nature, and are treated as secured borrowings rather than commodity inventory, purchases and sales in the Company’s condensed consolidated financial statements. As of June 30, 2012 and September 30, 2011, the Company had outstanding notes receivable of $10.3 million and $24.3 million, respectively, related to this program.
Note 6 – Physical Commodities Inventory
Physical commodities inventory is valued at the lower of cost or fair value, determined using the weighted-average cost method. Commodities in process include commodities in the process of being recycled. As of June 30, 2012 and September 30, 2011, $99.7 million and $159.4 million, respectively, of physical commodities inventory served as collateral under one of the Company’s credit facilities, as detailed further in Note 10. The carrying values of the Company’s inventory as of June 30, 2012 and September 30, 2011 are shown below.

(in millions)	June 30, 2012	September 30, 2011
Commodities in process	$—	$2.4
Finished commodities	100.7	158.2
Physical commodities inventory	$100.7	$160.6
As a result of declining market prices for some commodities, the Company recorded lower of cost or market ("LCM") adjustments for physical commodities inventory of $3.3 million and $21.9 million as of June 30, 2012 and September 30, 2011, respectively. The adjustments are included within 'cost of sales of physical commodities' in the condensed consolidated income statements.

Note 7 – Goodwill
The carrying value of goodwill by segment is as follows:

(in millions)	June 30, 2012	September 30, 2011
Commodity and Risk Management Services	$32.0	$30.9
Foreign Exchange	6.3	6.3
Securities	5.3	5.3
Goodwill	$43.6	$42.5

Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows:

	June 30, 2012			September 30, 2011
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Noncompete agreement	$3.7	$(2.6)	$1.1	$3.7	$(1.7)	$2.0
Trade name	0.6	(0.5)	0.1	0.6	(0.5)	0.1
Software programs/platforms	2.1	(1.1)	1.0	2.1	(0.6)	1.5
Customer base	9.6	(1.4)	8.2	8.9	(1.0)	7.9
	16.0	(5.6)	10.4	15.3	(3.8)	11.5
Intangible assets not subject to amortization
Trade name	2.1	—	2.1	2.1	—	2.1
Total intangible assets	$18.1	$(5.6)	$12.5	$17.4	$(3.8)	$13.6
Amortization expense related to intangible assets was $1.8 million for the nine months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2012 (remaining three months)	$0.7
Fiscal 2013	2.1
Fiscal 2014	0.9
Fiscal 2015	0.7
Fiscal 2016	0.4
Fiscal 2017 and thereafter	5.6
$10.4

Note 9 – Other Expenses
Other expenses for the three and nine months ended June 30, 2012 and 2011 are comprised of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2012	2011	2012	2011
Business development	$2.3	$2.4	$8.6	$6.3
Non-trading hardware and software maintenance and software licensing	0.4	0.7	1.8	2.1
Contingent consideration, net(1)	0.5	0.3	2.7	3.8
Insurance	0.4	0.4	1.2	1.1
Other non-income taxes	1.1	0.7	3.0	2
Advertising, meetings and conferences	0.7	0.4	1.8	1.4
Office supplies and printing	0.3	0.3	1.0	0.8
Other	1.7	0.9	4.7	3.1
Total other expenses	$7.4	$6.1	$24.8	$20.6

(1)
In the nine month periods ended June 30, 2012 and 2011, contingent consideration includes remeasurement of contingent liabilities related to business combinations accounted for in accordance with the provisions of the Business Combinations Topic of the ASC (see Note 3) and additional purchase price, based on achieving specific conditions and earnings targets, relating to FCStone, LLC's previous acquisition of Downes O'Neill, LLC ("Downes O'Neill") (nine month period ended June 30, 2011 only) and Globecot, Inc. ("Globecot"). When the Downes O'Neill and Globecot acquisitions occurred, they were recorded in accordance with SFAS No. 141, Business Combinations ("SFAS 141"). As a result of the Company's merger with FCStone Group, Inc. ("FCStone") on September 30, 2009, this contingent purchase price amount was considered a pre-acquisition contingency, which was not reasonably estimable during the merger allocation period following the FCStone transaction. In accordance with SFAS 141, adjustments to pre-acquisition contingencies, made after the end of the allocation period, are included in earnings in the current period.

Note 10 – Credit Facilities
As of June 30, 2012, the Company had four committed credit facilities under which the Company may borrow up to $335 million, subject to certain conditions. Additionally, the Company had an uncommitted forward contract for commodities agreement under which the Company may borrow up to $50 million to fund forward contract commodity transactions. The amounts outstanding under these credit facilities are short term borrowings and carry variable rates of interest, thus approximating fair value.
A summary of the Company’s credit facilities in place as of June 30, 2012 is as follows:

•
A one-year revolving syndicated committed loan facility established on September 22, 2010 and renewed by amendment on September 21, 2011, under which the Company’s subsidiary, INTL Commodities, Inc. ("INTL Commodities") is entitled to borrow up to $140 million, subject to certain conditions. The loan proceeds are used to finance the activities of INTL Commodities and are secured by its assets. The facility is guaranteed by the Company, and the Company is currently in discussions with the lender and expects to amend the facility during the fourth quarter of fiscal 2012 to extend the expiration date, and renew the facility in the first quarter of fiscal 2013.

•
A three-year syndicated committed loan facility established on October 29, 2010 and amended on May 22, 2012 to increase the amount under which the Company is entitled to borrow up to $95 million, subject to certain conditions. The loan proceeds are used to finance working capital needs of the Company and certain subsidiaries. The line of credit is secured by a pledge of shares held in certain of the Company’s subsidiaries.

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

•
A one-year syndicated committed borrowing facility established on December 2, 2010, and renewed by amendment on October 11, 2011, under which the Company’s subsidiary, FCStone Financial, Inc. ("FCStone Financial"), is entitled to borrow up to $25 million, subject to certain conditions. During the three months ended March 31, 2012, the Company elected to reduce the committed amount under the borrowing facility from $75 million to $25 million. Subsequent to June 30, 2012, the Company amended the facility to temporarily increase the commitment amount to $50 million through August 10, 2012. The loan proceeds are used to finance traditional commodity financing arrangements or the purchase of eligible commodities from sellers who have agreed to sell and later repurchase such commodities from FCStone Financial, and are secured by its assets. The facility is guaranteed by the Company.

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

Credit facilities and outstanding borrowings as of June 30, 2012 and September 30, 2011 were as follows:

(in millions)			Amounts Outstanding
Security	Renewal / Expiration Date	Total Commitment	June 30, 2012	September 30, 2011
Certain pledged shares	October 1, 2013	$95.0	$70.0	$—
Certain commodities assets	September 20, 2012	140.0	97.0	60.0
None	April 11, 2013	75.0	—	—
Certain commodities assets	October 9, 2012	25.0	8.4	15.5
Certain forward commodity contracts	n/a	—	—	1.9
		$335.0	$175.4	$77.4
During the remainder of fiscal 2012, $140 million of the Company’s committed credit facilities are scheduled to expire. While there is no guarantee that the Company will be able to renew or replace current agreements when they expire, based on its liquidity position and capital structure the Company believes it will be able to do so.
The Company’s facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum net worth, minimum working capital, minimum regulatory capital, minimum net unencumbered liquid assets, minimum equity, minimum interest coverage and leverage ratios and maximum net loss. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of June 30, 2012, the Company was in compliance with all of its covenants under its credit facilities.
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
If the assessment of a contingency indicates that it is probable that a material loss has been incurred at the date of the financial statements and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Neither accrual nor disclosure is required for loss contingencies that are deemed remote. The Company records legal fees related to contingent liabilities as they are incurred.
In addition to the matters discussed below, from time to time and in the ordinary course of business, the Company is involved in various legal actions and proceedings, including tort claims, contractual disputes, employment matters, workers' compensation claims and collections. The Company carries insurance that provides protection against certain types of claims, up to the policy limits of the insurance. As of June 30, 2012, the condensed consolidated balance sheet includes loss contingency accruals, recorded in fiscal 2011 and during the nine months ended June 30, 2012, which are not material, individually or in the aggregate, to the Company's earnings, financial position or liquidity. In the opinion of management, possible exposure in these matters in excess of the amounts accrued is not material to the Company's earnings, financial position or liquidity.
The following is a summary of significant legal matters involving the Company.
Securities Litigation
FCStone and certain officers of FCStone were named as defendants in an action filed in the United States District Court for the Western District of Missouri on July 15, 2008. A consolidated amended complaint ("CAC") was subsequently filed on September 25, 2009. As alleged in the CAC, the action purports to be brought as a class action on behalf of purchasers of FCStone common stock between November 15, 2007 and February 24, 2009. The CAC seeks to hold defendants liable under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and concerns disclosures included in FCStone's fiscal year 2008 public filings. Specifically, the CAC relates to FCStone's public disclosures regarding an interest rate hedge, a bad debt expense arising from unprecedented events in the cotton trading market, and certain disclosures beginning on November 3, 2008 related to losses it expected to incur arising primarily from a customer energy trading account. FCStone and the named officers moved to dismiss the action. The parties to the litigation reached an agreement in principle to settle this matter during May 2012. The proposed settlement would be at no cost to the Company after consideration of insurance, and is subject to approval by the court.
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
The Company has also received a request from the CFTC for certain information relating to the energy trading account matter. During the three months ended June 30, 2012, certain employees of the Company testified before the CFTC in this regard. The Company is cooperating fully with the staff of the CFTC, and cannot predict the scope, duration or outcome of the CFTC's review, including monetary penalties or fines, if any.
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
Sentinel Litigation
In August 2008, the bankruptcy trustee for Sentinel Management Group, Inc. ("Sentinel") filed adversary proceedings against one of the Company's subsidiaries, FCStone, LLC, and a number of other futures commission merchants ("FCMs") in the U.S. Bankruptcy Court for the Northern District of Illinois. This case was subsequently reassigned to the United States District Court for the Northern District of Illinois. In the complaint, the trustee is seeking avoidance of alleged transfers or withdrawals of funds received by the Company and other FCMs within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions and disallowance of the proof of claim filed by the FCStone, LLC. The trustee seeks recovery of pre- and post-petition transfers totaling approximately $15.5 million. In April 2009, the trustee filed an amended complaint adding a claim for unjust enrichment. FCStone, LLC answered the complaints and all parties entered into the discovery phase of the litigation. On January 21, 2011 the trustee filed a motion for summary judgment on various counts in the adversary proceedings filed in August, 2008 against FCStone, LLC and a number of other FCMs. The motion has since been fully briefed, and is pending before the court awaiting decision. On January 13, 2012, the Company filed a motion for summary judgment in its favor with respect to the transfer of approximately $1.1 million to its customer segregated account on August 17, 2007 pursuant to the "safe harbor" provisions of Section 546(e) of the U.S. Bankruptcy Code. On April 17, 2012, the Company and all other FCM defendants filed a motion to dismiss a portion of the claims made by the Trustee in its amended complaint. FCStone, LLC intends to continue to defend the matter vigorously, and to coordinate its defense with the other FCMs. The court has now set a trial date of October 1, 2012 for this matter.
Contractual Commitments
Contingent Liabilities - Acquisitions
Under the terms of the purchase agreements related to the acquisitions listed below, the Company has obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The contingent liability for these estimated additional purchase price considerations are included within ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets as of June 30, 2012. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings.
The Company has a contingent liability relating to the November 2011 acquisition of Coffee Network which may result in the payment of additional purchase price consideration, see Note 14.
The Company has a contingent liability relating to the October 2010 acquisition of Hencorp Becstone Futures, L.C., subsequently renamed INTL Hencorp Futures, LLC ("Hencorp Futures"), which may result in the payment of additional purchase price consideration. The contingent liability recorded represents the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings during the second, third and fourth fiscal years following the closing of the acquisition and a discount rate being applied to those future payments. The change in fair value for the three and nine months ended June 30, 2012 was a increase of thirty-six thousand and $0.1 million, respectively, included within ‘other expense’ in the condensed consolidated income statements. The present value of the estimated total purchase price, including contingent consideration, is $6.5 million as of June 30, 2012, of which $2.5 million has not been paid and is included within ‘accounts payable and other liabilities’ in the condensed consolidated balance sheets.
The Company has a contingent liability relating to the July 2010 acquisition of the Hanley Companies, which may result in the payment of additional purchase price consideration. The contingent liability recorded represents the fair value of the expected consideration to be paid, based on the contingent payments equal to 15% of the forecasted adjusted earnings before interest and taxes ("Adjusted EBIT") of the soft commodities derivatives business of the acquired Hanley Companies and INTL Hanley, LLC (the “Derivatives Division”) for the two twelve-month periods ending June 30, 2012 and June 30, 2013 and a final contingent payment based on the cumulative Adjusted EBIT of the Derivatives Division for the three year period commencing on July 1, 2010, with a discount rate being applied to those future payments. The change in fair value for the three and nine months ended June 30, 2012 was an increase of $0.3 million and $1.7 million, respectively, included within ‘other expense’ in the condensed consolidated income statements. The present value of the estimated total purchase price, including contingent consideration, is $53.3 million as of June 30, 2012, of which $15.2 million has not been paid and is included within ‘accounts payable and other liabilities’ in the condensed consolidated balance sheets.
The Company has a contingent liability relating to the April 2010 acquisition of the RMI Companies, which may result in the payment of additional consideration. The contingent liability recorded represents the fair value of expected consideration to be paid based on the forecasted sales during the two twelve-month periods ending March 31, 2012 and 2013, and a discount rate being applied to those future payments. The change in fair value for the three and nine months ended June 30, 2012 was an increase of $0.1 million and a decrease of eleven thousand, respectively, included within ‘other expense’ in the condensed consolidated income statements. The present value of the estimated total purchase price, including contingent consideration, is $15.2 million as of June 30, 2012, of which $3.0 million has not been paid and is included within ‘accounts payable and other liabilities’ in the condensed consolidated balance sheets.
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
The Company's subsidiaries INTL FCStone (Europe) and INTL Global Currencies Limited are regulated by the Financial Services Authority ("FSA"), the regulator of the financial services industry in the United Kingdom, and subject to a consolidated net capital requirement. Pursuant to the requirements of the FSA, funds deposited by customers of INTL FCStone (Europe) for the purpose of covering actual or contingent or prospective obligations must be carried in separate accounts which are designated as segregated accounts except in the case of non-retail clients who agree to the transfer ownership of those funds to the company.

The subsidiaries of the Company are in compliance with all of their regulatory requirements as of June 30, 2012, as follows:

(in millions)			As of June 30, 2012
Subsidiary	Regulatory Authority	Requirement Type	Actual	Minimum Requirement
FCStone, LLC	CFTC	Net capital	$110.0	$78.7
FCStone, LLC	CFTC	Segregated funds	$1,552.3	$1,512.4
INTL Trading	SEC	Net capital	$2.0	$1.0
FCC Investments, Inc.	SEC	Net capital	$0.4	$0.3
FCStone Australia	Australian Securities and Investment Commission	Net capital	$3.6	$0.9
FCStone Australia	New Zealand Clearing Ltd	Capital adequacy	$12.0	$1.5
Risk Management Incorporated	CFTC	Net capital	$0.4	$0.1
Hencorp Futures	CFTC	Net capital	$0.6	$0.1
INTL FCStone (Europe)	FSA	Net capital	$25.1	$16.3
INTL FCStone (Europe)	FSA	Segregated funds	$6.9	$6.9
FCStone Europe	Central Bank of Ireland	Net capital	$1.5	$0.4
INTL Global Currencies Limited	FSA	Net capital	$7.6	$1.0
TRX Futures Limited	FSA	Capital adequacy	$13.1	$6.0
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of June 30, 2012, these subsidiaries were in compliance with their local capital adequacy requirements.
Note 13 – Stock-Based Compensation
Stock-based compensation expense is included within 'compensation and benefits' in the condensed consolidated income statements and totaled $1.5 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively, and $3.8 million and $1.6 million for the nine months ended June 30, 2012 and 2011, respectively.
Stock Option Plan
The Company sponsors a stock option plan for its directors, officers, employees and consultants. As of June 30, 2012, 875,936 shares were authorized for future grant under this plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company settles stock option exercises with newly issued shares of common stock.
Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

Nine Months Ended June 30,
2012
Expected stock price volatility	57%
Expected dividend yield	—%
Risk free interest rate	1.53%
Average expected life (in years)	7.86
Expected stock price volatility rates are based on the historical volatility of the Company’s common stock. The Company has not paid dividends in the past and does not currently expect to do so in the future. Risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the estimated period of time that options or awards granted are expected to be outstanding, based on the Company’s historical share option exercise experience for similar option grants. The weighted average fair value of options issued during the nine months ended June 30, 2012 was $13.57.

The following is a summary of stock option activity for the nine months ended June 30, 2012:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2011	750,481	1,344,646	$21.05	$8.93	3.06	$9.8
Additional shares authorized	1,000,000
Granted	(925,000)	925,000	$25.71	$13.57
Exercised		(197,207)	$8.02	$5.56
Forfeited	2,500	(2,500)	$21.83	$10.88
Expired	47,955	(81,142)	$38.15	$12.92
Balances as of June 30, 2012	875,936	1,988,797	$23.81	$11.26	5.73	$6.2
Exercisable as of June 30, 2012		749,365	$27.64	$11.37	2.93	$2.9
The total compensation cost not yet recognized for non-vested awards of $12.7 million as of June 30, 2012 has a weighted-average period of 6.42 years over which the compensation expense is expected to be recognized. The total intrinsic value of options exercised during the nine months ended June 30, 2012 and 2011 was $3.0 million, and $1.6 million, respectively.
On February 23, 2012, the Company's shareholders approved an amendment to the stock option plan that increased the maximum number of shares that may be issued under the stock option plan from 2,250,000 to 3,250,000 shares.
Restricted Stock Plan
The Company sponsors a restricted stock plan for its directors, officers and employees. On January 31, 2012, the Company's 2007 restricted stock plan expired. On February 23, 2012, shareholders approved the Company's 2012 restricted stock plan authorizing up to 1.5 million shares to be issued. As of June 30, 2012, 1,449,607 shares were authorized for future grant under the 2012 restricted stock plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company utilizes newly issued shares of common stock to make restricted stock grants.
The following is a summary of restricted stock activity through June 30, 2012:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2011	290,963	299,118	$17.71	1.92	$6.2
Expiration of 2007 Plan	(25,728)
2012 Plan shares authorized by shareholders	1,500,000
Granted	(315,628)	315,628	$24.34
Vested		(119,087)	$16.04
Balances as of June 30, 2012	1,449,607	495,659	$22.34	2.08	$9.6
The total compensation cost not yet recognized of $8.6 million as of June 30, 2012 has a weighted-average period of 2.08 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.
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
MF Metals Team
On November 25, 2011, INTL FCStone (Europe) Ltd, the Company's wholly owned subsidiary in the United Kingdom ("UK"), arranged with the administrator of MF Global's UK operations to acquire the Metals Division of MF Global UK Limited (in special administration). As part of the arrangement, the Company received an assignment of customer accounts and customer account documentation. Additionally, as part of the transaction, the Company hired more than 50 professional staff from MF Global's metals trading business based in London. The Company has allocated equity capital to integrate these brokers and their customers into the Company's operations, through a combination of increased regulatory capital to support the accounts of these customers. The amount of the required capital depends upon the activity in and balances of the customer accounts.
The allocation of the purchase price to separately identifiable intangible assets is preliminary in nature, and is subject to adjustment as additional information is obtained. The provisional intangible asset amounts recorded and the total purchase price of this transaction are not material.
TRX Futures Limited
In December 2011, the Company's wholly-owned subsidiary in the UK, INTL Holding (UK) Limited, entered into a memorandum of understanding with Neumann Gruppe GmbH to acquire 100% of the outstanding shares of its subsidiary TRX Futures Limited ("TRX"). TRX is a London-based niche clearing firm for commercial coffee and cocoa customers, as well as energy and financial products. The acquisition was contingent upon the approval by the UK Financial Services Authority of the proposed change of control of TRX, which was granted in April 2012. The transaction closed on April 30, 2012. The purchase price was equal to the tangible net asset value ("NAV") of TRX, which was approximately $12.9 million. There are no additional payments remaining for this acquisition. The valuation of certain assets and liabilities is preliminary in nature, and is subject to adjustment as additional information is obtained, including but not limited to the valuation of separately identifiable intangible assets, if applicable. These areas are subject to change within the measurement period (up to one year from the acquisition date) as valuations are finalized. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in adjustments to separately identifiable intangible assets and goodwill. The acquisition is not expected to have any immediate impact on the Company's earnings, and this transaction is not considered to be material.
Aporte DTVM
In February 2012, the Company's subsidiaries, INTL Participacoes LTDA and FCStone do Brasil, acquired 100% of the shares of Aporte DTVM (“DTVM”). DTVM is based in Brazil and its activities consist of stock trading, IPOs, trustee services, structured financial services, management of portfolios, as well as financial consulting.
The purchase price for the acquisition of the shares of DTVM was $1.5 million. There are no additional payments remaining for this acquisition. The value of certain assets and liabilities are preliminary in nature, and are subject to adjustment as additional information is obtained, including but not limited to the valuation of separately identifiable intangible assets, if applicable. These areas are subject to change within the measurement period as valuations are finalized. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in adjustments to separately identifiable intangible assets and goodwill. The provisional asset and liability amounts recorded and the total purchase price for the acquisition of DTVM are not material.
Note 15 – Income Taxes
In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate which is based on the expected annual income and statutory tax rates in the various jurisdictions in which it operates. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to state and local taxes, and differing statutory tax rates applied to the income of non-U.S. subsidiaries. The Company records the tax effect of certain discrete items, including the effects of changes in tax laws, tax rates and adjustments with respect to valuation allowances or other unusual or nonrecurring tax adjustments, in the interim period in which they occur, as an addition to, or reduction from, the income tax provision, rather than being included in the estimated effective annual income tax rate. In addition, jurisdictions with a projected loss for the year or a year-

to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective income tax rate.
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
The income tax expense from continuing operations of $1.2 million and $7.0 million for the three months ended June 30, 2012 and 2011, respectively, and income tax expense from continuing operations of $2.2 million and $17.1 million for the nine months ended June 30, 2012 and 2011, respectively, reflect estimated federal, foreign and state taxes. For the three months ended June 30, 2012, the Company’s effective tax rate was 20%, compared to 40% for the three months ended June 30, 2011. For the nine months ended June 30, 2012, the Company's effective tax rate was 25%, compared to 37% for the nine months ended June 30, 2011.
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
Commodity and Risk Management Services (C&RM)
The Company serves its commercial customers by providing high value-added-service that differentiates us from other competitors and maximizes the opportunity to retain customers. The Integrated Risk Management Program ("IRMP®") involves providing customers with commodity risk management consulting services that are designed to develop a customized long term hedging program to help them mitigate their exposure to commodity price risk and maximize the amount and certainty of their operating profits. Customers are assisted in the execution of their hedging strategies through the Company’s exchange-traded futures and options clearing and execution operations and through access to more customized alternatives provided by the OTC trading desk. Generally, customers direct their own trading activity and risk management consultants do not have discretionary authority to transact trades on behalf of customers. When transacting OTC contracts with a customer, the Company mitigates its risk by offsetting the customer's transaction simultaneously with one of the Company's trading counterparties or with a similar but not identical position on the exchange.
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

Information concerning operations in these segments of business is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2012	2011	2012	2011
Total revenues:
Commodity and Risk Management Services	$17,266.8	$20,518.5	$51,341.5	$51,274.3
Foreign Exchange	16.5	14.3	47.4	41.8
Securities	8.6	5.5	28.8	23.2
Clearing and Execution Services	27.7	15.9	70.8	51.3
Other	31.3	18.3	104.5	36.1
Corporate unallocated	0.2	0.9	(0.5)	0.5
Total	$17,351.1	$20,573.4	$51,592.5	$51,427.2
Operating revenues (loss):
Commodity and Risk Management Services	$67.0	$65.5	$182.7	$189.1
Foreign Exchange	16.5	14.3	47.4	41.8
Securities	8.6	5.5	28.8	23.2
Clearing and Execution Services	27.7	15.9	70.8	51.3
Other	3.8	3.3	10.5	9.2
Corporate unallocated	0.2	0.9	(0.5)	0.5
Total	$123.8	$105.4	$339.7	$315.1
Net contribution:
(Revenues less cost of sales, clearing and related expenses, variable bonus compensation, introducing broker commissions and interest expense):
Commodity and Risk Management Services	$38.3	$41.0	$105.1	$112.7
Foreign Exchange	11.3	9.1	31.6	26.2
Securities	4.8	3.1	14.4	12.3
Clearing and Execution Services	4.2	4.3	10.5	12.3
Other	2.7	2.3	7.4	6.2
Total	$61.3	$59.8	$169.0	$169.7
Net segment income:
(Net contribution less non-variable direct segment costs):
Commodity and Risk Management Services	$18.9	$25.4	$50.0	$69.8
Foreign Exchange	7.7	6.6	21.9	19.3
Securities	1.1	(0.2)	3.0	1.0
Clearing and Execution Services	1.0	1.7	1.6	6.0
Other	1.5	1.3	3.6	3.3
Total	$30.2	$34.8	$80.1	$99.4
Reconciliation of segment income to income from continuing operations, before tax:
Net segment income	$30.2	$34.8	$80.1	$99.4
Costs not allocated to operating segments	24.3	17.5	71.3	52.9
Income from continuing operations, before tax	$5.9	$17.3	$8.8	$46.5

(in millions)	As of June 30, 2012	As of September 30, 2011
Total assets:
Commodity and Risk Management Services	$1,444.0	$1,540.8
Foreign Exchange	133.9	146.1
Securities	63.3	104.8
Clearing and Execution Services	989.4	734.4
Other	24.1	43.4
Corporate unallocated	79.7	66.2
Total	$2,734.4	$2,635.7

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
In addition, on November 25, 2011, the Company arranged with the administrator of MF Global's UK operations to acquire the Metals Division of MF Global UK Limited (in special administration). The Company has hired more than 50 professional staff based in London, New York, and Sydney from this metals trading business based in London. This business serves institutional investors and financial services firms in the Americas, Europe, and the Asia-Pacific region. Following this transaction, INTL FCStone (Europe) received approval from the London Metals Exchange ("LME") to upgrade its LME Category Two membership to a LME Category One ring dealing membership.
At the time of the MF Global bankruptcy filing, MF Global notified the Commodity Futures Trading Commission (the "CFTC") of potential deficiencies in customer segregated futures accounts held at MF Global Inc. In addition, on July 10, 2012 the CFTC took action to freeze the assets of Peregrine Financial Group ("PFG"), a futures commission merchant, following the discovery of potential deficiencies in customer segregated futures accounts at PFG. The CFTC has extensive regulations to provide for the safety and security of customer assets on deposit with FCMs. These regulations require that all FCMs maintain customer segregated assets in qualified depositories in excess of its customer segregated liabilities. FCM's are required to complete a daily calculation of these excess segregated assets as well as its net capital position and are required to file a CFTC Form 1-FR on a monthly basis. As of June 30, 2012, FCStone, LLC maintained $39.9 million in segregated assets in excess of its segregated liabilities.
Following these industry events, the NFA, CFTC and CME have enacted additional regulations designed to safeguard customer assets on deposit with FCMs including semi-monthly Segregated Investment Detail Reports, direct electronic confirmations of segregated balances held at depositories and additional filing requirements involving disbursements made out of customer segregated accounts as well as an FCMs daily excess segregated assets report as described above. In addition, the CFTC enacted changes to the rules governing the acceptable investment of customer segregated assets removing investments in the general obligations of a sovereign nation and repurchase transactions with affiliated entities in otherwise allowable securities as acceptable investments of customer segregated assets. FCStone LLC primarily invests its customers segregated assets in U.S. Treasury Bills and money market mutual funds.
On July 21, 2010, the President signed into law the Dodd-Frank Act, which creates a comprehensive new regulatory regime governing the OTC and listed derivatives markets and their participants by requiring, among other things: centralized clearing of standardized derivatives (with certain stated exceptions); the trading of clearable derivatives on swap execution facilities or exchanges; and registration and comprehensive regulation of new categories of market participants as “swap dealers” and swap “introducing brokers.”  On July 10, 2012, the CFTC adopted joint final terms defining the term "swap." Publication in the Federal Register is currently scheduled to occur on August 13, 2012.  Following this action, several previously published rules will become effective on October 12, 2012.  These include the registration requirements for "Swap Dealers" and rules relating to speculative position limits, conflicts of interest, and business conduct standards. We currently expect to register our subsidiary INTL Hanley LLC as a "swap dealer." Because many of the rules affecting this business have not been finalized or fully implemented, we cannot predict with any degree of certainty how we will be affected. The Company will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act.
Overview
INTL FCStone Inc. and its consolidated subsidiaries form a financial services group, employing 1,066 people in offices in 12 countries as of June 30, 2012. The Company’s services include comprehensive risk management advisory services for commercial customers, execution of listed futures and options on futures contracts on all major commodity exchanges, the sale of structured over-the-counter (“OTC”) products in a wide range of commodities, physical trading and hedging of precious and base metals and select other commodities, trading of more than 130 foreign currencies, market-making in international equities, debt origination and asset management.
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
Executive Summary
The Company experienced operating revenue growth during both the three and nine months ended June 30, 2012, compared to the prior year periods driven by significant increases in exchange traded revenues in our CES segment, increases in OTC revenues in our core C&RM segment and the addition of the LME metals team in the first quarter of fiscal 2012. OTC contract volumes in our soft commodities product line increased 52% and 47% for the three and nine months ended June 30, 2012, respectively, driven by growth in Brazil, Mexico, Latin America and Europe.
Volatility in agricultural commodities in the third quarter of 2012 resulted in exchange traded volume growth in the core C&RM segment compared to the prior year period. However, the relatively flat agricultural commodity prices and the dampening effect the bankruptcy filing of MF Global in the first quarter of the 2012 fiscal year, resulted in a decline in exchange traded volumes for the nine months ended June 30, 2012 in the C&RM segment. The growth in customers following the bankruptcy of MF Global, has contributed to significant growth in overall exchange traded contract volumes and revenues in our CES segment during the nine months ended June 30, 2012, compared to the prior year. During the first quarter of fiscal 2012, the Company acquired the Metals Division of MF Global UK Limited. This Division was a leading LME member, with more than 50 professional staff serving over 600 commercial customers, mostly involved in hedging activities. Subsequent to this transaction, the Company applied for and received a Category One ring dealing membership on the LME. The addition of this LME Metals team increased our operating revenues by $6.9 million in the third quarter of 2012 and $13.8 million for the nine months ended June 30, 2012.
On June 15, 2012, the board of London Metal Exchange (LME) Holdings Limited, the parent company of the LME, entered into a framework agreement regarding the terms of a recommended cash offer for the entire issued and outstanding ordinary share capital of LME Holdings. On July 23, 2012, the shareholders of LME Holdings voted to approve the sale of the LME to the Hong Kong Exchanges & Clearing Limited. Based on the proposed sale price of the ordinary shares, the shares of the LME held by the Company are valued at $8.4 million as of June 30, 2012. The shares held by the Company, that have been designated as available-for-sale, reflect an unrealized gain of $6.1 million, net of income tax expense of $1.9 million. This gain is recorded in OCI as of June 30, 2012. Upon closing of the sale, the Company will reclassify the unrealized gain on the shares in accumulated OCI and recognize the realized gain in the current period's earnings.
The profitability of our C&RM and CES segments continued to be constrained by low short term interest rates as well as increased costs associated with the expansion of these segments, particularly in London. Average customer exchange traded margin deposits for the first nine months of the fiscal year declined 18% to $1.5 billion. However, these deposits declined only 7% to $1.7 billion for the three months ended June 30, 2012 as exchange volumes started to recover compared to the third quarter of 2011. Our Foreign Exchange segment showed continued growth in revenues in both our global payments and customer hedging product lines. However, some of this growth was offset by a decrease in arbitrage opportunities on our arbitrage desk. The Securities segment continued to experience stronger volumes due to increased demand from retail customers of our institutional clients, our ongoing expansion into the Latin American markets and modest growth in the debt capital markets product line.
The Company has implemented several initiatives that added to the growth in operating revenues for the nine months ended

June 30, 2012, but they have not yet resulted in increased profitability. Most notable is the August 2011 acquisition of Ambrian Commodities Limited, which was renamed INTL FCStone (Europe) Limited, and the Company's subsequent acquisition of the LME metals team discussed above. This initiative included the build out of our C&RM, CES, foreign exchange prime brokerage, and OTC derivative trading capabilities in London. The Company has also expanded our investment banking and soft commodities product lines as well as our global operations staff. We have expanded our internal information technology development capabilities, which allows us to deploy OTC product offerings more rapidly.
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

Adjusted Non-GAAP Financial Information (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2012	2011	2012	2011
U.S. GAAP Data (Unaudited):
Operating revenues	$123.8	$105.4	$339.7	$315.1
Income from continuing operations, before tax	$5.9	$17.3	$8.8	$46.5
Net income attributable to INTL FCStone Inc. common stockholders	$4.7	$10.4	$6.7	$29.8
Stockholders' equity			$311.5	$283.0
Adjusted Non-GAAP Data (Unaudited):
Data adjusted (on a marked-to-market basis):
Operating revenues, as stated above	$123.8	$105.4	$339.7	$315.1
Marked-to-market adjustment (non-GAAP)	0.9	(1.9)	—	(3.8)
Adjusted operating revenues, marked-to-market (non-GAAP)	$124.7	$103.5	$339.7	$311.3
Income from continuing operations, before tax, as stated above	$5.9	$17.3	$8.8	$46.5
Marked-to-market adjustment (non-GAAP)	0.9	(1.9)	—	(3.8)
Adjusted income from continuing operations, before tax (non-GAAP)	$6.8	$15.4	$8.8	$42.7
Net income attributable to INTL FCStone Inc. common stockholders, as stated above	$4.7	$10.4	$6.7	$29.8
Marked-to-market adjustment (non-GAAP)	0.9	(1.9)	—	(3.8)
Tax effect at blended rate of 37.5%	(0.3)	0.7	—	1.4
Adjusted net income attributable to INTL FCStone Inc. common stockholders (non-GAAP)	$5.3	$9.2	$6.7	$27.4
Stockholders' equity, as stated above			$311.5	$283.0
Cumulative marked-to-market adjustment (non-GAAP)			8.6	13.2
Tax effect at blended rate of 37.5%			(3.2)	(5.0)
Adjusted stockholders' equity (non-GAAP)			$316.9	$291.2
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
Results of Operations
Set forth below is the Company’s discussion of the results of its operations, as viewed by management, for the three and nine months ended June 30, 2012 and 2011, respectively. The quarters will be referred to in this discussion as “Q3 2012” and “Q3 2011”, and the nine month periods as "YTD 2012" and "YTD 2011". This discussion refers to both U.S. GAAP results and adjusted non-GAAP marked-to-market information, in accordance with the information presented above under the heading 'Adjusted non-GAAP Financial Information'. For the Foreign Exchange, Securities, CES and Other segments, there are no differences between the U.S. GAAP results and the adjusted non-GAAP marked-to-market results. Only the C&RM segment has differences between the U.S. GAAP results and the adjusted non-GAAP marked-to-market results. However, this means that there are differences between the U.S. GAAP basis and the non-GAAP marked-to-market basis total operating revenues, total contribution and net income. Please note that any term below that contains the word ‘adjusted’ refers to non-GAAP, marked-to-market information.
The discussion below relates only to continuing operations. All revenues and expenses, including income tax expense, relating to discontinued operations have been removed from disclosures of total revenues and expenses in all periods and are reflected net, within the income from discontinued operations amount.

Financial Overview (Unaudited)

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2012	% Change	2011	2012	% Change	2011
Operating revenues	$123.8	17%	$105.4	$339.7	8%	$315.1
Marked-to-market adjustment (non-GAAP)	0.9	n/m	(1.9)	—	n/m	(3.8)
Adjusted operating revenues (non-GAAP)	124.7	20%	103.5	339.7	9%	311.3
Interest expense	2.6	30%	2.0	8.3	(9)%	9.1
Adjusted net revenues (non-GAAP)	122.1	20%	101.5	331.4	10%	302.2
Non-interest expenses	115.3	34%	86.1	322.6	24%	259.5
Adjusted income from continuing operations, before tax (non-GAAP)	$6.8	(56)%	$15.4	$8.8	(79)%	$42.7
Reconciliation of net revenues from GAAP to adjusted, non-GAAP numbers:
Net revenues	$121.2		$103.4	$331.4		$306.0
Marked-to-market adjustment (non-GAAP)	0.9		(1.9)	—		(3.8)
Adjusted net revenues (non-GAAP)	$122.1		$101.5	$331.4		$302.2
Reconciliation of income from continuing operations, before tax from GAAP to adjusted, non-GAAP numbers:
Income from continuing operations before income tax	$5.9		$17.3	$8.8		$46.5
Marked-to-market adjustment (non-GAAP)	0.9		(1.9)	—		(3.8)
Adjusted income from continuing operations, before tax (non-GAAP)	$6.8		$15.4	$8.8		$42.7
Q3 2012 Operating Revenues vs. Q3 2011 Operating Revenues
The Company’s operating revenues under U.S. GAAP for Q3 2012 and Q3 2011 were 123.8 million and $105.4 million, respectively. This increase in operating revenue was primarily driven by a 74% increase in operating revenue in the CES segment as well as 56% and 15% increases in the operating revenues of the Securities and Foreign Exchange segments, respectively. Operating revenues in the C&RM segment increased 2% in Q3 2012 compared to the prior year period. Adjusted operating revenues increased 20% from $103.5 million in Q3 2011 to $124.7 million in Q3 2012, including a 7% increase in adjusted operating revenues in the C&RM segment.
Operating revenues in the C&RM segment increased in Q3 2012 as a result of increases in soft commodities product line revenues driven by agricultural commodity volatility and the addition of the LME metals team in the base metals product line, which more than offset the decline in the precious metals product line. Adjusted operating revenues in the C&RM segment increased in Q3 2012, primarily due to a 52% increase in OTC contract volumes, primarily driven by increased activity in Mexico, Latin America and Europe, as well as a 9% increase in exchange traded contract volumes as a result of weather related volatility in the agricultural commodity markets. Interest income in the C&RM segment, declined 42% to $1.8 million in Q3 2012 as a result of lower short term interest rates as well as a 10% decline in the average level of exchange traded customer deposits.
In addition, both operating revenues and adjusted operating revenues in our precious metals product line decreased as a result of a 19% decline in the number of ounces traded as well as a tightening of spreads. The addition of the LME metals team in Q1 2012, added $6.9 million to operating revenues in our base metals product line in Q3 2012. Operating revenues in the Foreign Exchange segment in Q3 2012 increased 15% or $2.2 million to $16.5 million compared to the prior year period, as increases in our global payments and customer hedging product lines were offset by a decline in arbitrage opportunities on our foreign exchange arbitrage desk, which arbitrages the cash markets versus the exchange traded foreign exchange markets.
Operating revenues in the Securities segment in Q3 2012 benefited from an increase in demand from customers of our international equities market-making product line as the overall equities markets volumes recovered, as well as a $2.4 million increase in Q3 2012 operating revenues in the debt capital markets product line. Operating revenues in the CES segment in Q3 2012 rose over the prior year period as a result of a 108% increase in exchange traded volumes. However, operating revenues in this segment continue to be constrained by low short-term interest rates. See the Q3 2012 vs. Q3 2011 Segment Analysis for additional information on activity in each of the segments.
In Q3 2012, operating revenues include realized gains of $0.4 million and unrealized losses of $0.3 million on interest rate swap derivative contracts used to manage a portion of our aggregate interest rate position. In Q3 2011, operating revenues included realized gains of $1.2 million on interest rate swap derivative contracts and unrealized gains $1.6 million on these same derivative contracts. These interest rate swaps are not designated for hedge accounting treatment, and changes in the marked-to-market valuations of these interest rate swaps, which are volatile and can fluctuate from period to period, are recorded in earnings on a quarterly basis. As of June 30, 2012, approximately $765 million in notional principal of interest rate swaps were outstanding with a weighted-average life of 9 months.
The Company’s adjusted operating revenues were $124.7 million in Q3 2012, compared with $103.5 million in Q3 2011, an increase of $21.2 million, or 20%. The only difference between operating revenues and adjusted operating revenues, a non-GAAP measure, was the gross marked-to-market adjustment of $0.9 million and $(1.9) million for Q3 2012 and Q3 2011, respectively. The gross marked-to-market adjustment only affects the adjusted operating revenues in the C&RM segment. Adjusted operating revenues were identical to operating revenues in all other segments.
YTD 2012 Operating Revenues vs.YTD 2011 Operating Revenues
The Company’s operating revenues under U.S. GAAP for YTD 2012 and YTD 2011 were $339.7 million and $315.1 million, respectively. This increase in operating revenue was primarily impacted by increases in operating revenues of 13% in the Foreign Exchange segment, 24% in the Securities segment, 38% in the CES segment and 14% in the Other segment. This increase was partially offset by a 3% decrease in the operating revenues in the C&RM segment. Adjusted operating revenues increased 9% from $311.3 million in YTD 2011 to $339.7 million in YTD 2012.
Adjusted operating revenues in the C&RM segment declined 1% in YTD 2012 due to decreases in exchange-traded volumes in our soft commodities product line of 6% as volume increases in Q3 2012 were more than offset by the effect of relatively flat prices in agricultural commodity markets and the dampening effect of both global economic conditions and the bankruptcy of MF Global on industry volumes in the first six months of fiscal 2012. OTC revenues in the soft commodity product line increased $1.5 million as a result of a 47% increase in OTC contract volume increases, primarily in Brazil, Mexico, Latin America and Europe.
In addition, operating revenues and adjusted operating revenues in our precious metals product line declined $10.4 million and $6.4 million, respectively, as a result of a tightening of spreads and diminished activity in the Far Eastern markets. Operating revenues and adjusted operating revenues in our base metals product line increased $7.8 million and $7.7 million, respectively, primarily as a result of the addition of the LME metals team in Q1 2012. Operating revenues in the Foreign Exchange segment in YTD 2012 increased primarily as a result of higher volumes in the global payments business and higher commercial hedging activity, most notably in Brazil, as well as increased trading activity in our speculative customer prime brokerage business. These increases were partially offset by a 32% decrease in operating revenues in the foreign exchange arbitrage desk businesses.
Operating revenues in the Securities segment in YTD 2012 benefited from an increase in demand from customers of our international equities market-making product line as the overall equities markets volumes recovered, as well as a $2.2 million increase in operating revenues in the debt capital markets product line. Operating revenues in the CES segment in YTD 2012 increased 38% over the prior year period primarily as a result of a 65% increase in exchange traded contract volume, as a result of new customers acquired following the bankruptcy filing of MF Global. However, operating revenues in this segment continue to be constrained by low short-term interest rates. See the YTD 2012 vs. YTD 2011 Segment Analysis for additional information on activity in each of the segments.
In YTD 2012, operating revenues include realized gains of $2.1 million and unrealized losses of $1.2 million on interest rate swap derivative contracts used to manage a portion of our aggregate interest rate position. In YTD 2011, operating revenues included realized gains of $2.8 million and unrealized gains of $0.5 million, respectively, on interest rate swap derivative contracts. These interest rate swaps are not designated for hedge accounting treatment, and changes in the marked-to-market valuations of these interest rate swaps, which are volatile and can fluctuate from period to period, are recorded in earnings on a quarterly basis. As of June 30, 2012, approximately $765 million in notional principal of interest rate swaps were outstanding with a weighted-average life of 9 months.
The Company’s adjusted operating revenues were $339.7 million in YTD 2012, compared with $311.3 million in YTD 2011, a increase of $28.4 million, or 9%. The only difference between operating revenues and adjusted operating revenues, a non-GAAP measure, was the gross marked-to-market adjustment of $(3.8) million for YTD 2011. The gross marked-to-market adjustment only affects the adjusted operating revenues in the C&RM segment. Adjusted operating revenues were identical to operating revenues in all other segments.
Q3 2012 Interest expense vs. Q3 2011 Interest expense
Interest expense: Interest expense increased from $2.0 million for Q3 2011 to $2.6 million for Q3 2012. This increase in interest expense was primarily due to increased average borrowings during the quarter related to base and precious metals activities. This increase in interest expense was partially offset by a decrease in borrowings related to the commodity financing and facilitation business and the result of the conversion of the remaining balance of the Company's convertible subordinated debt in September 2011.
YTD 2012 Interest expense vs. YTD 2011 Interest expense
Interest expense: Interest expense decreased from $9.1 million for YTD 2011 to $8.3 million for YTD 2012. This decrease in interest expense was primarily a result of the conversion of the remaining balance of the Company's convertible subordinated debt in September 2011. Additionally, a decrease in borrowings related to the commodity financing business contributed to lower interest expense. This decrease was partially offset by an increase in borrowings related to base and precious metals activities.
In 2008, the Company entered into two three-year interest rate swaps for a total notional value of $100 million, which were originally designated as cash flow hedges. Hedge accounting for the swaps was discontinued during YTD 2011, which resulted in reclassifying a portion of the deferred loss to earnings during the period. The effective portion of the change in cash flows from the interest rate swaps during YTD 2011 had the effect of increasing the Company's reported interest expense by $1.0 million. During YTD 2011, both interest rate swap contracts matured.
Non-Interest Expenses
The following table shows a summary of our non-interest expenses.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2012	% Change	2011	2012	% Change	2011
NON-INTEREST EXPENSES
Compensation and benefits	$54.6	24%	$44.0	$155.5	20%	$129.6
Clearing and related expenses	30.6	70%	18.0	80.4	38%	58.4
Introducing broker commissions	7.9	25%	6.3	21.7	23%	17.7
Other non-interest expenses:
Communication and data services	6.3	50%	4.2	16.5	49%	11.1
Occupancy and equipment rental	2.7	29%	2.1	8.2	34%	6.1
Professional fees	3.3	14%	2.9	9.6	39%	6.9
Depreciation and amortization	1.9	46%	1.3	5.3	56%	3.4
Bad debts and impairments	0.6	(50)%	1.2	0.6	(89)%	5.7
Other expense	7.4	21%	6.1	24.8	20%	20.6
	22.2	25%	17.8	65.0	21%	53.8
Total non-interest expenses	$115.3	34%	$86.1	$322.6	24%	$259.5
Q3 2012 Non-Interest Expenses vs. Q3 2011 Non-Interest Expenses
Total Non-Interest Expenses: Non-interest expenses increased by 34% from $86.1 million in Q3 2011 to $115.3 million in Q3 2012, as a result of the factors described below.
Compensation and Benefits: Compensation and benefits expense increased by 24% from $44.0 million to $54.6 million, and represented 47% and 51% of total non-interest expenses in Q3 2012 and Q3 2011, respectively. Total compensation and benefits were 44% of operating revenues and 44% of adjusted operating revenues in Q3 2012, respectively, compared to 42% and 43% in Q3 2011, respectively. The variable portion of compensation and benefits increased by 20% from $22.1 million in Q3 2011 to $26.6 million in Q3 2012, mainly as a result of the 20% increase in adjusted operating revenues. The fixed portion of compensation and benefits increased 28% from $21.9 million in Q3 2011 to $28.0 million in Q3 2012, primarily as a result of the acquisition of Ambrian Commodities Limited, the LME metals team and TRX Futures Limited, as well as an expansion of investment banking and information technology development departments. Administrative and executive bonuses were $3.8 million in Q3 2012, compared with $4.3 million in Q3 2011. Stock-based compensation, including stock option and restricted stock expense, in Q3 2012 was $1.5 million, compared with $0.5 million in Q3 2011. The number of employees remained relatively constant, with 1,061 at the beginning of Q3 2012 and 1,066 at the end of Q3 2012.
Clearing and Related Expenses: Clearing and related expenses increased by 70% from $18.0 million in Q3 2011 to $30.6 million in Q3 2012. This increase was primarily due to a 95% increase in exchange-traded customer volume, a 52% increase in

OTC trading volumes in the C&RM segment within the Hanley Companies, as well as an increase in trading volume in our equities market-making business and activity from the acquisitions of Ambrian Commodities Limited and TRX Futures Limited.
Introducing Broker Commissions: Introducing broker commissions increased by 25% from $6.3 million in Q3 2011 to $7.9 million in Q3 2012. This increase was primarily due to an increase in exchange-traded volumes from our introducing brokers, particularly in our CES segment as several new introducing broker relationships were opened following the bankruptcy filing of MF Global.
Other Non-Interest Expenses: Other non-interest expenses increased by 25% from $17.8 million in Q3 2011 to $22.2 million in Q3 2012. Communication and data services expenses increased $2.1 million, primarily due to increases in market information expenses and trading software costs following the acquisitions of Ambrian Commodities Limited, the LME metals team and TRX Futures Limited, as well as expansion of our soft commodities and foreign exchange activities. Occupancy and equipment rental increased $0.6 million, primarily as a result of the relocation of our London offices, in conjunction with these acquisitions discussed directly above. Depreciation and amortization increased $0.6 million, primarily due to the increase in depreciation of additional technology infrastructure placed into service since Q3 2011.
Other non-interest expenses include bad debt expense, net of recoveries, and impairments of $0.6 million and $1.2 million in Q3 2012 and Q3 2011, respectively. During Q3 2012, the Company recorded charges to bad debt expense related to a customer deficit in the C&RM segment. Q3 2011 included bad debt expense of $3.0 million, primarily due to a $2.7 million charge related to a precious metals customer to whom the Company had consigned gold. Q3 2011 also included the recoveries of bad debts of $1.8 million, related to a decrease in the bad debt provision on a previous customer account deficit, in the C&RM segment, based on a revision to the amount expected to be collected against a promissory note.
Additionally, the Company recorded $0.5 million and $0.3 million within ‘other expense' during Q3 2012 and Q3 2011, respectively, related to the revaluation of contingent liabilities related to estimated additional consideration to be paid for the acquisitions of the RMI Companies, the Hanley Companies and Hencorp Futures.
Provision for Taxes: The effective income tax rate on a U.S. GAAP basis was 20% in Q3 2012, compared with 40% in Q3 2011. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Our effective income tax rate during Q3 2012 was lower than the U.S. federal statutory rate and our prior year effective rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions. The effective tax rate during Q3 2011 was negatively impacted by a foreign jurisdiction non-deductible item and a loss incurred in a foreign jurisdiction with lower statutory rates.
YTD 2012 Non-Interest Expenses vs. YTD 2011 Non-Interest Expenses
Total Non-Interest Expenses: Non-interest expenses increased by 24% from $259.5 million in YTD 2011 to $322.6 million in YTD 2012, as a result of the factors described below.
Compensation and Benefits: Compensation and benefits expense increased by 20% from $129.6 million to $155.5 million, and represented 48% and 50% of total non-interest expenses in YTD 2012 and YTD 2011, respectively. Total compensation and benefits were 46% of operating revenues and adjusted operating revenues in YTD 2012, respectively, compared to 41% and 42% in YTD 2011, respectively. The variable portion of compensation and benefits increased by 6% from $71.2 million in YTD 2011 to $75.5 million in YTD 2012, mainly as a result of the 9% increase in adjusted operating revenues. The fixed portion of compensation and benefits increased 37% from $58.4 million in YTD 2011 to $80.0 million in YTD 2012, primarily as a result of the acquisition of certain assets of Hudson Capital Energy, Ambrian Commodities Limited, the LME metals team and TRX Futures Limited, as well as an expansion of investment banking and information technology development departments. Administrative and executive bonuses were $10.6 million in YTD 2012, compared with $9.7 million in YTD 2011. Stock-based compensation, including stock option and restricted stock expense, in YTD 2012 was $3.8 million, compared with $1.6 million in YTD 2011. The number of employees increased 18% from 904 at the end of fiscal 2011 to 1,066 at the end of Q3 2012, primarily as a result of the acquisitions of Ambrian Commodities Limited, the LME metals team and TRX Futures Limited. The number of employees at the end of Q3 2011was 872.
Clearing and Related Expenses: Clearing and related expenses increased by 38% from $58.4 million in YTD 2011 to $80.4 million in Q3 2012. This increase was primarily due to a 55% increase in exchange-traded customer volume, a 47% increase in OTC trading volumes in the C&RM segment within the Hanley Companies, as well as an increase in trading volume in our equities market-making business and activity from the acquisitions of Ambrian Commodities Limited and TRX Futures Limited.
Introducing Broker Commissions: Introducing broker commissions increased by 23% from $17.7 million in YTD 2011 to $21.7 million in Q3 2012. This increase was primarily due to an increase in exchange-traded volumes from our introducing brokers, particularly in our CES segment as several new introducing broker relationships were opened following the bankruptcy filing of MF Global.
Other Non-Interest Expenses: Other non-interest expenses increased by 21% from $53.8 million in YTD 2011 to $65.0 million in YTD 2012. Communication and data services expenses increased $5.4 million, primarily due to increases in market information expenses and trading software costs following the acquisitions of Hudson Capital Energy, Ambrian Commodities Limited, the LME metals team and TRX Futures Limited, as well as expansion of our soft commodities and foreign exchange activities. Occupancy and equipment rental increased $2.1 million, primarily as a result of the relocation of our London offices, in conjunction with the acquisitions of Ambrian Commodities Limited, the LME metals team and TRX Futures Limited. Depreciation and amortization increased $1.9 million, primarily due to the increase in depreciation of additional technology infrastructure placed into service since Q3 2011.
Other non-interest expenses include bad debt expense, net of recoveries, and impairments of $0.6 million and $5.7 million in YTD 2012 and YTD 2011, respectively. During YTD 2012, the Company recorded charges to bad debt expense related to a customer deficit in the C&RM segment. YTD 2011 included bad debt expense of $7.7 million, primarily related to a customer to whom the Company had consigned gold and a clearing customer deficit account in the CES segment. Additionally, YTD 2011 included impairment charges for loss of $1.7 million related to the fair value adjustment of its investment in debentures for the single asset owning company of Suriwongse Hotel located in Chiang Mai, Thailand, originally issued in August 2008, as more fully described in Note 3 - Assets and Liabilities, at Fair Value to the condensed consolidated financial statements. Partially offsetting the bad debt expense and impairment, during YTD 2011, the Company recorded recoveries on bad debts of $3.7 million, including recovery of $1.8 million related to a bad debt provision decrease on a previous customer account deficit, in the C&RM segment, based on a revision to the amount expected to be collected against a promissory note, and a recovery of $1.3 million following a settlement relating to a disputed trade that was "given-up" to FCStone, LLC during Q3 2010.
Additionally, the Company recorded $1.8 million and $2.2 million within ‘other expense' during YTD 2012 and YTD 2011, respectively, related to the revaluation of contingent liabilities related to estimated additional consideration to be paid for the acquisitions of the RMI Companies, the Hanley Companies and Hencorp Futures. The Company also accrued additional contingent consideration during YTD 2012 and YTD 2011 of $0.4 million and $1.6 million, respectively, related to the acquisitions of Downes & O'Neill and Globecot, Inc. Also, as a result of recent acquisitions made in the last twelve months and expansion of our offices in Australia, London, Singapore and South America, employee travel expenses included within 'other expense' increased $2.3 million in YTD 2012 as compared to YTD 2011.
Provision for Taxes: The effective income tax rate on a U.S. GAAP basis was 25% in YTD 2012, compared with 37% in YTD 2011. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Our effective income tax rate during YTD 2012 was lower than the U.S. federal statutory rate and our prior year effective rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions.
Variable vs. Fixed Expenses

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2012	% of Total	2011	% of Total	2012	% of Total	2011	% of Total
VARIABLE vs. FIXED EXPENSES
Variable compensation and benefits	$26.6	23%	$22.1	26%	$75.5	23%	$71.2	27%
Variable clearing and related expenses	29.9	26%	17.3	20%	78.3	24%	56.4	22%
Introducing broker commissions	7.9	7%	6.4	7%	21.7	7%	17.7	7%
Total variable expenses	64.4	56%	45.8	53%	175.5	54%	145.3	56%
Fixed expenses	50.3	44%	39.1	45%	146.5	46%	108.5	42%
Bad debts and impairments	0.6	1%	1.2	2%	0.6	—%	5.7	2%
Total non-variable expenses	50.9	44%	40.3	47%	147.1	46%	114.2	44%
Total non-interest expenses	$115.3	100%	$86.1	100%	$322.6	100%	$259.5	100%
The Company seeks to make its non-interest expenses variable to the greatest extent possible, and to keep its fixed costs as low as possible. The table above shows an analysis of the Company’s total non-interest expenses for the three and nine months ended June 30, 2012 and 2011, respectively.
The Company's variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational employees, clearing and related expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 56% in Q3 2012 compared to 53% in Q3 2011. As a percentage of total non-interest expenses, variable expenses were 54% in YTD 2012 compared to 56% in YTD 2011.

Segment Information
The Company reports its operating segments based on services provided to customers. The following table shows information concerning the Company’s principal business segments.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2012	% Change	2011	2012	% Change	2011
SEGMENT RESULTS
Commodity and Risk Management Services (C&RM)
Operating revenues	$67.0	2%	$65.5	$182.7	(3)%	$189.1
Gross marked-to-market adjustment (non-GAAP)	0.9	n/m	(1.9)	—	n/m	(3.8)
Adjusted operating revenues (non-GAAP)	67.9	7%	63.6	182.7	(1)%	185.3
Interest expense	1.5	(42)%	2.6	5.2	(24)%	6.8
Variable direct expenses	27.2	24%	21.9	72.4	4%	69.6
Adjusted net contribution (non-GAAP)	39.2	—%	39.1	105.1	(3)%	108.9
Non-variable direct expenses	19.4	24%	15.6	55.1	28%	42.9
Adjusted segment income (non-GAAP)	19.8	(16)%	23.5	50.0	(24)%	66.0
Foreign Exchange
Operating revenues	$16.5	15%	$14.3	$47.4	13%	$41.8
Interest expense	0.3	50%	0.2	0.7	(13)%	0.8
Variable direct expenses	4.9	(2)%	5.0	15.1	2%	14.8
Net contribution	11.3	24%	9.1	31.6	21%	26.2
Non-variable direct expenses	3.6	44%	2.5	9.7	41%	6.9
Segment income	7.7	17%	6.6	21.9	13%	19.3
Securities
Operating revenues	$8.6	56%	$5.5	$28.8	24%	$23.2
Interest expense	0.1	n/m	—	0.3	50%	0.2
Variable direct expenses	3.7	54%	2.4	14.1	32%	10.7
Net contribution	4.8	55%	3.1	14.4	17%	12.3
Non-variable direct expenses	3.7	12%	3.3	11.4	1%	11.3
Segment income	1.1	n/m	(0.2)	3.0	200%	1.0
Clearing & Execution Services (CES)
Operating revenues	$27.7	74%	$15.9	$70.8	38%	$51.3
Interest expense	0.1	(50)%	0.2	0.3	(57)%	0.7
Variable direct expenses	23.4	105%	11.4	60.0	57%	38.3
Net contribution	4.2	(2)%	4.3	10.5	(15)%	12.3
Non-variable direct expenses	3.2	23%	2.6	8.9	41%	6.3
Segment income	1.0	(41)%	1.7	1.6	(73)%	6.0
Other
Operating revenues	$3.8	15%	$3.3	$10.5	14%	$9.2
Interest expense	—	(100)%	0.3	0.6	(45)%	1.1
Variable direct expenses	1.1	57%	0.7	2.5	32%	1.9
Net contribution	2.7	17%	2.3	7.4	19%	6.2
Non-variable direct expenses	1.2	20%	1.0	3.8	31%	2.9
Segment income	1.5	15%	1.3	3.6	9%	3.3

(continued)
	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2012	% Change	2011	2012	% Change	2011
Total Segment Results
Operating revenues	$123.6	18%	$104.5	$340.2	8%	$314.6
Gross marked-to-market adjustment (non-GAAP)	0.9	n/m	(1.9)	—	n/m	(3.8)
Adjusted operating revenues (non-GAAP)	124.5	21%	102.6	340.2	9%	310.8
Interest expense	2.0	(39)%	3.3	7.1	(26)%	9.6
Variable direct expenses	60.3	46%	41.4	164.1	21%	135.3
Adjusted net contribution (non-GAAP)	62.2	7%	57.9	169.0	2%	165.9
Non-variable direct expenses	31.1	24%	25.0	88.9	26%	70.3
Adjusted net segment income (non-GAAP)	$31.1	(5)%	$32.9	$80.1	(16)%	$95.6
Reconciliation of C&RM net contribution from GAAP to adjusted, non-GAAP numbers:
Total C&RM net contribution	$38.3		$41.0	$105.1		$112.7
Gross marked-to-market adjustment (non-GAAP)	0.9		(1.9)	—		(3.8)
C&RM adjusted net contribution (non-GAAP)	$39.2		$39.1	$105.1		$108.9
Reconciliation of C&RM segment income from GAAP to adjusted, non-GAAP numbers:
Total C&RM segment income	$18.9		$25.4	$50.0		$69.8
Gross marked-to-market adjustment (non-GAAP)	0.9		(1.9)	—		(3.8)
C&RM adjusted segment income (non-GAAP)	$19.8		$23.5	$50.0		$66.0
Reconciliation of total operating revenues from GAAP to adjusted, non-GAAP numbers:
Total operating revenues	$123.8		$105.4	$339.7		$315.1
Gross marked-to-market adjustment (non-GAAP)	0.9		(1.9)	—		(3.8)
Operating revenue not assigned to a segment	(0.2)		(0.9)	0.5		(0.5)
Adjusted segment operating revenues (non-GAAP)	$124.5		$102.6	$340.2		$310.8
Reconciliation of net contribution from GAAP to adjusted, non-GAAP numbers:
Total net contribution	$61.3		$59.8	$169.0		$169.7
Gross marked-to-market adjustment (non-GAAP)	0.9		(1.9)	—		(3.8)
Adjusted net contribution (non-GAAP)	$62.2		$57.9	$169.0		$165.9
Reconciliation of segment income from GAAP to adjusted, non-GAAP numbers:
Total net segment income	$30.2		$34.8	$80.1		$99.4
Gross marked-to-market adjustment (non-GAAP)	0.9		(1.9)	—		(3.8)
Adjusted net segment income (non-GAAP)	$31.1		$32.9	$80.1		$95.6
Q3 2012 vs. Q3 2011 Segment Analysis
The net contribution of all the Company’s business segments increased to $61.3 million in Q3 2012 from $59.8 million in Q3 2011. The adjusted net contribution of all the Company’s business segments increased 7% to $62.2 million in Q3 2012 from $57.9 million in Q3 2011.
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

Total segment income was $30.2 million in Q3 2012, compared with $34.8 million in Q3 2011. Total adjusted segment income was $31.1 million in Q3 2012, compared with $32.9 million in Q3 2011.
Segment income is calculated as net contribution less non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational employee compensation and benefits, communication and data services, business development, professional fees, bad debt expense, trade errors and direct marketing expenses.
Commodity and Risk Management Services – Operating revenues under U.S. GAAP increased from $65.5 million in Q3 2011 to $67.0 million in Q3 2012. Adjusted operating revenues increased by 7% from $63.6 million in Q3 2011 to $67.9 million in Q3 2012. Operating revenues within this segment are primarily driven by the soft commodities, precious metals and base metals product lines.
Within the soft commodities product line, operating revenues increased 7% from $51.3 million in Q3 2011 to $54.7 million in Q3 2012. Exchange-traded contract volumes increased 9% and OTC contract volumes increased 52%, respectively over the prior year comparative period, which includes primarily agricultural and energy commodities. The increase in exchange traded contract volumes, driven by volatility in agricultural commodities, contributed to an increase of 7%, or $1.1 million in commission and clearing fee revenues compared to the prior year period. The strong growth in OTC contract volumes, primarily in agricultural commodities and driven by volatility caused by weather conditions in the United States, contributed to a $3.0 million increase in overall OTC revenues. Interest income decreased 64% from the prior year period to $0.9 million as a result of lower short term interest rates, a 10% decrease in the average level of exchange traded customer deposits to $857 million in Q3 2011 and lower overall OTC margin deposits.
Precious metals operating revenues decreased from $12.1 million in Q3 2011 to $2.9 million in Q3 2012. Precious metals adjusted operating revenues decreased from $6.6 million in Q3 2011 to $2.8 million in Q3 2012. Operating revenues and adjusted operating revenues declined from the prior year period primarily as a result of a 19% decline in the number of ounces traded as well as a tightening of spreads.
Base metals operating revenues increased from $2.2 million in Q3 2011 to $9.5 million in Q3 2012. Base metals adjusted operating revenues increased from $5.7 million in Q3 2011 to $10.4 million in Q3 2012. These increases in revenues were both driven by the addition of the LME metals team in Q1 2012, which contributed $6.9 million in both operating revenues and adjusted operating revenues in Q3 2012.
Segment income decreased from $25.4 million in Q3 2011 to $18.9 million in Q3 2012. Adjusted segment income decreased from $23.5 million to $19.8 million. Variable expenses expressed as a percentage of operating revenues increased from 34% to 40%. Variable expenses expressed as a percentage of adjusted operating revenues increased from 34% to 40%, year-over-year.
Foreign exchange trading – Operating revenues increased by 15% from $14.3 million in Q3 2011 to $16.5 million in Q3 2012. The operating revenues in the Company’s global payments product line increased from $7.4 million in Q3 2011 to $10.0 million in Q3 2012. This increase was driven by a 24% increase in the volume of trades in the Company’s global payments product line as the Company continued to benefit from an increase in financial institutions utilizing our global payments platform.
The customer speculative foreign exchange product line operating revenues declined $0.1 million to $1.9 million in Q3 2012 compared to Q3 2011. Operating revenues from customer hedging activity increased 38% from the prior year period to $2.2 million, primarily driven by an increase of hedging by customers of our Brazil operations. The proprietary foreign exchange arbitrage desk, which arbitrages the cash versus the exchange traded markets, experienced a 25% decrease in operating revenues to $2.4 million primarily as a result of a decrease in arbitrage opportunities in the exchange traded foreign exchange markets.
Segment income increased 17% from $6.6 million in Q3 2011 to $7.7 million in Q3 2012. Variable expenses expressed as a percentage of operating revenues decreased from 35% to 30%, primarily as a result of the change in mix of revenues in the current period.
Securities – Operating revenues increased by 56% from $5.5 million in Q3 2011 to $8.6 million in Q3 2012. Operating revenues in the equities market-making product line increased 13% from the prior year period to $5.1 million, driven by a 7% in the number of trades as compared to the prior year period. Operating revenues in the debt capital markets product line increased from $1.0 million in Q3 2011 to $3.5 million in Q3 2012.
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
While operating revenues in the debt capital markets product line increased over the prior year period, they remained constrained during Q3 2012 as a result of global economic conditions. This business focuses on a wide range of services including the arranging and placing of debt issues, merger and acquisition advisory services and asset backed securitization as well as debt trading in the international markets.
Segment income was $1.1 million in Q3 2012 as compared to a segment loss of $0.2 million in Q3 2011, primarily as a result of the increase in operating revenue in the debt capital markets product line. Variable expenses expressed as a percentage of operating revenues were 43% in Q3 2012 compared to 44% in the prior year period.
Clearing and execution services – Operating revenues in the segment were $27.7 million for Q3 2012 compared to $15.9 million for Q3 2011. Operating revenues are primarily generated from two sources: commission and clearing fee revenues from the execution and clearing of exchange-traded futures and options on futures contracts, and interest income derived from cash balances in our customers’ accounts.
Commission and clearing fee revenues increased 89% from $14.2 in Q3 2011 to $26.9 million in Q3 2012, as a result of a 108% increase in exchange-traded volumes. This increase was primarily driven by accounts transferred to the Company from MF Global during Q1 2012, including a large introducing broker whose clients generally have higher volumes and lower commission rates per contract than the average client in this segment. Interest income declined 20% to $0.4 million in Q3 2012 as a result of lower short term interest rates as well as a 3% decline in average customer deposits to $804.1 million.
Segment income decreased $0.7 million from $1.7 million in Q3 2011 to $1.0 million in Q3 2012, primarily as a result of an increase in clearing and related expenses and introducing broker commissions, lower interest income and increased fixed compensation as the Company has increased the number of employees in this segment as compared to the prior year period. In addition, segment income in Q3 2011 includes a trading gain of $0.8 million related to open commodity positions acquired from an under-margined customer. Variable expenses as a percentage of operating revenues increased from 72% to 84% and are primarily clearing and related expenses.
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
Operating revenues in the segment were $3.8 million for Q3 2012 compared to $3.3 million for Q3 2011. Assets under management as of June 30, 2012 were $489.6 million compared with $352.0 million as of June 30, 2011. Operating revenues in the asset management product line increased $0.3 million to $2.3 million in Q3 2012 as compared to the prior year period. Operating revenues in the grain financing and physical commodity origination product line increased $0.1 million to $1.5 million in Q3 2012 primarily related to an increase in physical commodity origination sales. Segment income was $1.5 million in Q3 2012 compared to $1.3 million in Q3 2011.
YTD 2012 vs. YTD 2011 Segment Analysis
The net contribution of all the Company’s business segments decreased to $169.0 million in YTD 2012 compared to $169.7 million in YTD 2011. The adjusted net contribution of all the Company’s business segments increased 2% to $169.0 million in YTD 2012 from $165.9 million in YTD 2011.
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
Total segment income was $80.1 million in YTD 2012 as compared with $99.4 million in YTD 2011. Total adjusted segment income was $80.1 million in YTD 2012, compared with $95.6 million in YTD 2011.
Segment income is calculated as net contribution less non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational employee compensation and benefits, communication and data services, business development, professional fees, bad debt expense, trade errors and direct marketing expenses.
Commodity and Risk Management Services – Operating revenues under U.S. GAAP decreased from $189.1 million in YTD 2011 to $182.7 million in YTD 2012. Adjusted operating revenues decreased by 1% from $185.3 million in YTD 2011 to $182.7 million in YTD 2012. Operating revenues within this segment are primarily driven by the soft commodities, precious metals and base metals product lines.
Within the soft commodities product line, operating revenues decreased 3% from $153.1 million in YTD 2011 to $149.2 million in YTD 2012. Exchange-traded contract volumes decreased 6% and OTC contract volumes increased 47%, respectively, over the prior year comparative period, which includes primarily agricultural and energy commodities. While volatility in agricultural commodities drove an increase in exchange traded contract volumes in Q3 2012, economic and industry conditions in Q1 2012 more than offset those increases, resulting in the volume decline in the YTD 2012 period. During the first quarter of 2012, low underlying volatility, relatively flat prices in the agricultural commodity markets and the dampening effect of both global economic conditions and the bankruptcy of MF Global resulted in lower exchange-traded volumes. Exchange traded commission and clearing fee revenues declined $4.6 million to $46.8 million in YTD 2012 as a result of this decline in volumes as well as the effect of lost revenues from clients introduced by RMI and Hencorp Futures to MF Global. The majority of the clients previously introduced to MF Global have subsequently opened accounts directly with FCStone LLC. Overall OTC revenues, primarily reflected within 'trading gains' in our condensed consolidated income statements, increased $1.5 million as compared to the prior year period. This increase was a result of the strong growth in OTC contract volumes, driven by an increase in volume in Mexico, Latin America and Europe, which was partially offset by lower structured OTC product volumes, particularly in the Brazil markets during YTD 2012. Interest income decreased 44% to $3.2 million as compared to the prior year period, driven by a 14% decrease in the average level of customer deposits to $860.5 million and lower short term interest rates.
Precious metals operating revenues decreased from $20.5 million in YTD 2011 to $10.1 million in YTD 2012. Precious metals adjusted operating revenues decreased from $16.8 million in YTD 2011 to $10.4 million in YTD 2012. These decreases were primarily a result of a tightening of spreads and a decrease in the number of ounces traded primarily in the Far Eastern markets.
Base metals operating revenues increased from $15.5 million in YTD 2011 to $23.3 million in YTD 2012. Base metals adjusted operating revenues increased from $15.4 million in YTD 2011 to $23.1 million in YTD 2012. These increases were driven by the addition of the LME metals team in Q1 2012, which added $13.8 million in operating revenues in YTD 2012, partially offset by a tightening of spreads in the physical base metals business.
Segment income decreased from $69.8 million in YTD 2011 to $50.0 million in YTD 2012. Adjusted segment income decreased from $66.0 million to $50.0 million. Variable expenses expressed as a percentage of adjusted operating revenues increased from 38% in YTD 2011 to 39% in YTD 2012. Segment income in YTD 2012 was primarily affected by the decrease in revenues, as discussed above, along with increases in non-variable compensation and benefits and communications and data services primarily resulting from the acquisition of the LME metals team. Segment income in YTD 2011 was affected by a bad debt provision of $6.0 million related to two precious metals customers to whom the Company had consigned gold, which was partially offset by $1.7 million in recoveries of bad debt expense, primarily related to a bad debt provision decrease on a previous customer account deficit based on a revision to the amount expected to be collected against a promissory note.
Foreign exchange trading – Operating revenues increased by 13% from $41.8 million in YTD 2011 to $47.4 million in YTD 2012. The operating revenues in the Company’s global payments product line increased from $22.9 million in YTD 2011 to $29.1 million in YTD 2012. This increase was driven by a 19% increase in the volume of trades in the Company’s global payments product line as the Company continued to benefit from an increase in financial institutions and other customers as well as our ability to offer an electronic transaction order system to our customers.
The customer speculative foreign exchange product line operating revenues increased from $5.3 million in YTD 2011 to $6.1 million in YTD 2012. Operating revenues from customer hedging activity increased 88% from the prior year period to $4.9 million, primarily driven by an increase of hedging by customers of our Brazil operations. The proprietary foreign exchange arbitrage desk, which arbitrages the cash versus the exchange traded markets, experienced a 32% decrease in operating revenues to $7.4 million.
Segment income increased 13% from $19.3 million in YTD 2011 to $21.9 million in YTD 2012. Variable expenses expressed as a percentage of operating revenues decreased from 35% to 32%, primarily as a result of the change in mix of revenues in the current period.
Securities – Operating revenues increased by 24% from $23.2 million in YTD 2011 to $28.8 million in YTD 2012. Operating revenues in the equities market-making product line increased 21% from the prior year period to $18.8 million. Operating revenues in the debt capital markets product line increased from $7.7 million in YTD 2011 to $9.9 million in YTD 2012.
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
Operating revenues in the debt capital markets product line remained constrained during YTD 2012 as a result of global economic conditions. This business focuses on a wide range of services including the arranging and placing of debt issues, merger and acquisition advisory services and asset backed securitization as well as debt trading in the international markets.

Segment income increased 200%, from $1.0 million in YTD 2011 to $3.0 million in YTD 2012, primarily as a result of the increase in operating revenues. Segment income for YTD 2011 includes a $1.7 million loss related to the fair value adjustment of the Company's investment in debentures of the single asset owning company of Suirwongse Hotel located in Chiang Mai, Thailand. Variable expenses expressed as a percentage of operating revenues increased from 46% to 49%.
Clearing and execution services – Operating revenues in the segment were $70.8 million for YTD 2012 compared to $51.3 million for YTD 2011. Operating revenues are primarily generated from two sources: commission and clearing fee revenues from the execution and clearing of exchange-traded futures and options on futures contracts, and interest income derived from cash balances in our customers’ accounts.
Commission and clearing fee revenues increased 45% to $68.1 million in YTD 2012, as a result of a 65% increase in exchange-traded volumes. This increase was primarily driven by accounts transferred to the Company from MF Global during Q1 2012, including a large introducing broker whose clients generally have higher volumes and lower rates per contract than the average client in this segment. Interest income declined 24% to $1.6 million in YTD 2012 as average customer deposits declined 24% to $638 million due to industry conditions in the first and second fiscal quarters of 2012 following the bankruptcy of MF Global.
Segment income decreased $4.4 million from $6.0 million in YTD 2011 to $1.6 million in YTD 2012, primarily as a result of an increase in clearing and related expenses and introducing broker commissions, lower interest income and increased fixed compensation as the Company has increased the number of employees in this segment as compared to the prior year period. Segment income for YTD 2011 included a $0.5 million net recovery of bad debt expense as well as a trading gain of $0.8 million related to open commodity positions acquired from an under-margined customer. Variable expenses as a percentage of operating revenues increased from 75% to 85% and are primarily clearing and related expenses.
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
Operating revenues in the segment were $10.5 million for YTD 2012 compared to $9.2 million for YTD 2011. Assets under management as of June 30, 2012 were $489.6 million compared with $352.0 million as of June 30, 2012. Operating revenues in the asset management product line increased $0.2 million to $5.7 million in YTD 2012. Operating revenues in the grain financing and physical commodity origination product line increased 26% to $4.8 million in YTD 2012, driven by the establishment of a committed credit facility to finance commodities, which facilitated additional business as well as the expansion of our physical inputs business into the feed ingredient industry and increased demand for fats and oils origination from commercial customers. Segment income was $3.6 million in YTD 2012 as compared to $3.3 million in YTD 2011.

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
As of June 30, 2012, the Company had total equity capital of $311.5 million and outstanding bank loans of $175.4 million. Total equity as of June 30, 2012 includes an unrealized gain of $6.1 million, net of income tax expense of $1.9 million, that is recorded in OCI, related to shares of The London Metal Exchange (LME) held by the Company, that have been designated as available-for-sale. In July 2012, the shareholders of London Metal Exchange Holdings Limited, the parent company of the LME, voted to accept the sale of the LME by Hong Kong Exchanges & Clearing Limited.

A substantial portion of the Company’s assets are liquid. As of June 30, 2012, approximately 95% of the Company’s assets consisted of cash; deposits and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory, at the lower of cost or fair value. All assets that are not customer and counterparty deposits are financed by the Company’s equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased, and other payables.
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
Information related to bad debt expense, net of recoveries, for the three and nine months ended June 30, 2012 and 2011 can be found within Note 5 of the Condensed Consolidated Financial Statements.
Primary Sources and Uses of Cash
The Company’s assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and the growth of the Company. The Company’s total assets as of June 30, 2012 and September 30, 2011, were $2,734.4 million and $2,635.7 million, respectively. The Company’s operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. FCStone, LLC, our FCM subsidiary, occasionally uses its margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from our customers.
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
As of June 30, 2012, $103.3 million of cash, cash equivalent and available-for-sale investment securities was held by our foreign subsidiaries. If these funds are needed for operations in the United States, the Company would be required to accrue and pay U.S. taxes to repatriate these funds, up to the amount of undistributed foreign earnings of $87.3 million. However, our intent is to indefinitely reinvest these funds outside of the U.S., and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
As of June 30, 2012, approximately $7.9 million of the Company’s financial instruments owned and $5.1 million of financial instruments sold, not yet purchased, are exchangeable foreign equities and ADRs.
As of June 30, 2012, the Company had four committed bank credit facilities and an uncommitted forward contract for commodities agreement, totaling $335 million and $50 million, respectively, of which $175.4 million was outstanding. Additional information regarding the committed bank credit facilities and the uncommitted forward contract for commodities agreement can be found within Note 10 of the Condensed Consolidated Financial Statements.
The Company’s credit agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum net worth, minimum working capital, minimum regulatory capital, minimum net unencumbered liquid assets, minimum equity, minimum interest coverage and leverage ratios and maximum net loss. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of June 30, 2012, the Company and its subsidiaries were in compliance with all of its financial covenants under the outstanding facilities.
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
On November 25, 2011, INTL FCStone (Europe) Ltd, the Company's wholly owned subsidiary in the United Kingdom ("UK"), arranged with the administrator of MF Global's UK operations to acquire the Metals Division of MF Global UK Limited (in special administration). As part of the arrangement, the Company received an assignment of customer accounts and customer account documentation. Additionally, as part of the transaction, the Company hired more than 50 professional staff from MF Global's metals trading business based in London. The Company has allocated equity capital to integrate these brokers and their customers into the Company's operations, through a combination of increased regulatory capital to support the accounts of these customers. The amount of the required capital depends upon the activity in and balances of the customer accounts.
The Company has contingent liabilities relating to several acquisitions it has completed since February 2008. See Note 11 to the Condensed Consolidated Financial Statements for additional information on these contingent liabilities. Under the terms of the purchase agreements, the Company has obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings. The contingent liabilities for these estimated additional purchase price considerations total $20.7 million as of June 30, 2012, and are included within ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets. The Company estimates cash payments during the remainder of fiscal 2012, related to these contingent liabilities, to be $6.2 million.
The Company contributed $0.8 million to its defined benefit pension plans during the nine months ended June 30, 2012, and expects to contribute $0.7 million to the plans during the remainder of fiscal 2012, which represents the minimum funding requirement.
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
The subsidiaries of the Company are in compliance with all of their capital regulatory requirements as of June 30, 2012. Additional information on these net capital and minimum net capital requirements can be found within Note 12 of the Condensed Consolidated Financial Statements.
On July 21, 2010, the President signed into law the Dodd-Frank Act, which creates a comprehensive new regulatory regime governing the OTC and listed derivatives markets and their participants by requiring, among other things: centralized clearing of standardized derivatives (with certain stated exceptions); the trading of clearable derivatives on swap execution facilities or exchanges; and registration and comprehensive regulation of new categories of market participants as “swap dealers” and swap “introducing brokers.”  On July 10, 2012, the CFTC adopted joint final terms defining the term "swap." Publication in the Federal Register is currently scheduled to occur on August 13, 2012.  Following this action, several previously published rules will become effective on October 12, 2012.  These include the registration requirements for "swap dealers" and rules relating to speculative position limits, conflicts of interest, and business conduct standards. We currently expect to register our subsidiary INTL Hanley LLC as a "swap dealer." Because many of the rules affecting this business have not been finalized or fully implemented, we cannot predict with any degree of certainty how we will be affected. The Company will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act.
Cash Flows
The Company’s cash and cash equivalents decreased from $220.6 million as of September 30, 2011 to $213.7 million as of June 30, 2012, a net decrease of $6.9 million. Net cash of $81.6 million was used in operating activities, $18.2 million was used in investing activities and net cash of $93.5 million was provided by financing activities, of which $98.0 million was borrowed from lines of credit and increased the amounts payable to lenders under loans and overdrafts. Fluctuations in exchange rates had no material effect on the Company’s cash and cash equivalents.
In the commodities industry, companies report trading activities in the operating section of the statement of cash flows. Due to the daily price volatility in the commodities market, as well as changes in margin requirements, fluctuations in the balances of deposits held at various exchanges, marketable securities and customer commodity accounts may occur from day-to-day. A use of cash, as calculated on the consolidated statement of cash flows, includes unrestricted cash transferred and pledged to the exchanges or guarantee funds. These funds are held in interest-bearing deposit accounts at the exchanges, and based on daily exchange requirements, may be withdrawn and returned to unrestricted cash. Additionally, within our unregulated OTC and Forex operations, cash deposits received from customers are reflected as cash provided from operations. Subsequent transfer of these cash deposits to counterparties or exchanges to margin their open positions will be reflected as an operating use of cash to the extent the transfer occurs in a different period than the cash deposit was received.
The Company is continuously evaluating opportunities to expand its business. For the year-to-date period through June 30, 2012, the Company paid $11.7 million, included in investing activities, for acquisitions, and $3.4 million in payments, included in financing activities, relating to earn-outs on acquisitions. See Note 14 to the Condensed Consolidated Financial Statements for additional information on acquisitions. Investing activities include $6.9 million in capital expenditures for property, plant and equipment in Q3 2012, compared to $7.0 million in Q3 2011. Continuing expansion of the Company’s activities will require funding and will have an effect on liquidity.
On August 12, 2011, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's outstanding common stock. During Q3 2012, the Company repurchased 150,000 shares of its outstanding common stock in open market transactions, in the aggregate amount of $2.8 million.
Apart from what has been disclosed above, there are no known trends, events or uncertainties that have had or are likely to have a material impact on the liquidity, financial condition and capital resources of the Company.
Commitments
Information about the Company’s commitments and contingent liabilities is contained in Note 11 of the Condensed Consolidated Financial Statements.

Off Balance Sheet Arrangements
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and futures commission merchant and from its market-making and proprietary trading in the foreign exchange and commodities trading business. As part of these activities, the Company carries short positions. For example, it sells financial instruments that it does not own, borrows the financial instruments to make good delivery, and therefore is obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. The Company has recorded these obligations in the condensed consolidated financial statements as of June 30, 2012 and September 30, 2011, at fair value of the related financial instruments, totaling $176.5 million and $390.9 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in the Company’s condensed consolidated balance sheets within ‘financial instruments owned, at fair value’, and ‘physical commodities inventory'. The Company will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to June 30, 2012, which might be partially or wholly offset by gains in the value of assets held as of June 30, 2012. The total of $176.5 million and $390.9 million includes a net liability of $43.1 million and $122.9 million for derivatives, based on their fair value as of June 30, 2012 and September 30, 2011, respectively.
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
The Company is a member of various commodity exchanges and clearing organizations. Under the standard membership agreement, all members are required to guarantee the performance of other members and, accordingly, in the event another member is unable to satisfy its obligations to the exchange, may be required to fund a portion of the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the condensed consolidated balance sheets as of June 30, 2012 and September 30, 2011, respectively.
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

Management believes that the volatility of revenues is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of the Company’s daily revenue, determined on a marked-to-market basis, during the nine months ended June 30, 2012.

MTM Revenue in Chart
70
60
50
40
30
20
10
0
Days
1
9
30
64
43
26
13
4
2
($500) to $0
$0 to $500
$500 to $1,000
$1,000 to $1,500
$1,500 to $2,000
$2,000 to $2,500
$2,500 to $3,000
$3,000 to $4,000
$4,000 to $5,000
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
We continue to employ an interest rate risk management strategy, implemented in April 2010, that uses derivative financial instruments in the form of interest rate swaps to manage a portion of our aggregate interest rate position. Our objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap the resulting variable interest earnings into the medium-term interest stream, by using a strip of interest rate swaps that mature every quarter, and enable us to achieve the two year moving average of the two year swap rate. In Q3 2012, operating revenues include realized gains of $0.4 million and unrealized losses of $0.3 million on interest rate swap derivative contracts used to manage a portion of our aggregate interest rate position. In Q3 2011, operating revenues included realized gains of $1.2 million and unrealized gains of $1.6 million, respectively, on interest rate swap derivative contracts. These interest rate swaps are not designated for hedge accounting treatment, and changes in the marked-to-market valuations of these interest rate swaps, which are volatile and can fluctuate from period to period, are recorded in earnings on a quarterly basis. As of June 30, 2012, approximately $765 million in notional principal of interest rate swaps were outstanding with a weighted-average life of 9 months.
We manage interest expense using floating rate debt and periodically through interest rate swap transactions. The debt instruments are carried at their unpaid principal balance which approximates fair value. All of the Company's outstanding debt as of June 30, 2012, has a variable interest rate.
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, the Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2012. The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2012.
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
There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In addition to the matters discussed below, from time to time and in the ordinary course of business, we are involved in various legal actions and proceedings, including tort claims, contractual disputes, employment matters, workers' compensation claims and collections. We carry insurance that provides protection against certain types of claims, up to the policy limits of our insurance. As of June 30, 2012, the condensed consolidated balance sheet includes loss contingency accruals, recorded in fiscal 2011 and during the nine months ended June 30, 2012, which are not material, individually or in the aggregate, to the Company's earnings, financial position or liquidity. In the opinion of management, possible exposure in these matters in excess of the amounts accrued, is not material to the Company's earnings, financial position, or liquidity.
The following is a summary of significant legal matters involving the Company.
Securities Litigation
FCStone and certain officers of FCStone were named as defendants in an action filed in the United States District Court for the Western District of Missouri on July 15, 2008. A consolidated amended complaint ("CAC") was subsequently filed on September 25, 2009. As alleged in the CAC, the action purports to be brought as a class action on behalf of purchasers of FCStone common stock between November 15, 2007 and February 24, 2009. The CAC seeks to hold defendants liable under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and concerns disclosures included in FCStone's fiscal year 2008 public filings. Specifically, the CAC relates to FCStone's public disclosures regarding an interest rate hedge, a bad debt expense arising from unprecedented events in the cotton trading market, and certain disclosures beginning on November 3, 2008 related to losses it expected to incur arising primarily from a customer energy trading account. FCStone and the named officers moved to dismiss the action. The parties to the litigation reached an agreement in principle to settle this matter during May 2012. The proposed settlement would be at no cost to the Company after consideration of insurance, and is subject to approval by the court.
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

The Company has also received a request from the CFTC for certain information relating to the energy trading account matter. During the three months ended June 30, 2012, certain employees of the Company testified before the CFTC in this regard. The Company is cooperating fully with the staff of the CFTC, and cannot predict the scope, duration or outcome of the CFTC's review, including monetary penalties or fines, if any.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities - The following table presents the common stock repurchases during each month for the three months ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Maximum Number of Shares Remaining to be Purchased Under the Program (a)
April 1, 2012 to April 30, 2012	—	$—	—	999,700
May 1, 2012 to May 31, 2012	87,243	18.66	87,243	912,457
June 1, 2012 to June 30, 2012	62,757	18.36	62,757	849,700
Total	150,000	$18.53	150,000
(a) On August 12, 2011, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's outstanding common stock from time to time in open market purchases and private transactions as permitted by securities laws.
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
INTL FCStone Inc.

Date:	August 8, 2012	/s/ Sean M. O'Connor
Sean M. O'Connor
Chief Executive Officer

Date:	August 8, 2012	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer