Form 10-K
period 2012-09-30
INTL FCSTONE INC.
filed 2012-12-12
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-K
 ____________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of March 31, 2012, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $238.4 million.
As of December 10, 2012, there were 19,001,132 shares of the registrant’s common stock outstanding.

Document Incorporated by Reference
Certain portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on February 21, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.

INTL FCStone Inc.
Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2012

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
PART I
Item 1. Business
Throughout this document, unless the context otherwise requires, the terms "Company", "we", "us" and "our" refer to INTL FCStone Inc. and its consolidated subsidiaries. INTL FCStone Inc., formerly known as International Assets Holding Corporation, is a Delaware corporation.
Overview of Business and Strategy
We are a financial services group employing more than 1,000 people in offices in twelve countries. We provide comprehensive risk management advisory services to mid-sized commercial customers. We also utilize our expertise and capital to provide foreign exchange and treasury services, securities execution, physical commodities trading services and execution in both listed futures and option contracts as well as structured over-the-counter (“OTC”) products in a wide range of commodities.
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
In the last 24 months, we have opened our first office in Paraguay, a second office in China as well as four additional offices in Brazil to address the rapidly growing demand for our services in those countries. We have also expanded our product offering, primarily in our Commodity & Risk Management segment, in both our London and Singapore offices with the relocation of experienced risk management consultants into these offices to address a growing demand for our services in Europe and Asia. In addition, we have completed nine acquisitions in the last 36 months, which has allowed us to expand our commodity product offerings and the scope of services provided to our commercial customer base as well as the geographic locations in which the services are provided.
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

Available Information
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
Capabilities
Clearing and Execution
The Company provides execution services on a wide variety of technology platforms in a number of markets. We provide clearing and execution of listed futures and options-on-futures contracts on all major commodity exchanges throughout the world and are a member of all major U.S. and European commodity exchanges. The Company provides global payments and treasury services in more than 130 countries to a broad array of commercial customers, including financial institutions, multi-national corporations, and governmental and charitable organizations.
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
Trading Revenues
In our business, we may act as principal in the purchase and sale of individual securities, currencies, commodities or derivative instruments with our customers. These transactions may be offset simultaneously with another customer or counterparty, offset with similarly but not identical positions on an exchange, made from inventory, or may be aggregated with other purchases to provide liquidity intra-day, for a number of days, or in some cases, particularly the base metals business, even longer periods (during which fair value may fluctuate). In addition, in our foreign exchange segment, we operate a proprietary foreign exchange desk which arbitrages the futures and cash markets.
Operating Segments
The Company’s activities are divided into five functional areas consisting of Commodity and Risk Management Services, Foreign Exchange, Securities, Clearing and Execution Services, and Other.
Commodity and Risk Management Services (“C&RM”)
We serve our commercial customers by providing high value-added-service that differentiates the Company from our competitors and maximizes the opportunity to retain customers. The IRMP provides customers with commodity risk management consulting services that are designed to develop a customized long term hedging program to help them mitigate their exposure to commodity price risk and maximize the amount and certainty of their operating profits. Customers are assisted in the execution of their hedging strategies through the Company’s exchange-traded futures and options-on-futures clearing and execution operations and through access to more customized alternatives provided by our OTC trading desk. Generally, customers direct their own trading activity and risk management consultants do not have discretionary authority to transact trades on behalf of customers. When transacting OTC contracts with a customer, the Company mitigates its risk by offsetting the customer’s transaction simultaneously with one of its trading counterparties or with a similar but not identical position on the exchange.
We also provide a full range of trading and hedging capabilities to select producers, consumers, recyclers and investors in precious and base metals, as well as certain other related commodities. This includes acting as a Category One ring dealing member of the London Metals Exchange ("LME") and providing execution, clearing and advisory services in exchange traded futures and OTC products. Acting as a principal, we commit our own capital to buy and sell the metals on a spot and forward basis.
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

•
Base Metals — This product line has relationships with a number of small and medium-sized metals producers, refiners, recyclers, traders and manufacturing entities. In addition, through our LME operations we serve institutional investors and financial services firms in the Americas, Europe and the Asia-Pacific region.

•
Natural Gas — This product line focuses on consumers of natural gas and has relationships with some of the largest natural gas consumers in North America, including municipalities and large manufacturing firms, as well as major utilities.

•
Introducing Brokers — The customers within this product line include introducing brokers that maintain relationships with customers and intermediate transactions between these customers and FCStone, LLC, our wholly owned FCM. The customers within this product line are primarily agricultural producers.

The Company records all of its physical commodities revenues on a gross basis. Operating revenues and losses from the Company’s commodities derivatives activities are included within ‘trading gains, net’ in the consolidated income statements. Inventory for the commodities business is valued at the lower of cost or fair value, under the provisions of the Inventory Topic of the Accounting Standards Codification (“ASC”). The Company generally mitigates the price risk associated with commodities held in inventory through the use of derivatives. The Company does not elect hedge accounting under accounting principles generally accepted in the U.S. (“U.S. GAAP”) in accounting for this price risk mitigation. In such situations, unrealized gains in inventory are not recognized under U.S. GAAP, but unrealized gains and losses in related derivative positions are recognized under U.S. GAAP. As a result, the Company’s reported earnings from commodities trading may be subject to significant volatility when calculated under U.S. GAAP.

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
Securities
Through INTL FCStone Securities Inc. (“INTL FCStone Securities”), a registered broker-dealer, the Company acts as a wholesale market maker in select foreign securities including unlisted ADRs and foreign ordinary shares and provides execution in select debt instruments and exchange traded funds (“ETFs”). INTL FCStone Securities provides execution and liquidity to national and regional broker-dealers and institutional investors.
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
Clearing and Execution Services (“CES”)
We provide competitive and efficient clearing and execution of exchange-traded futures and options-on-futures for the institutional and professional traders through our subsidiary, FCStone, LLC. Through its platform, customer orders are accepted and directed to the appropriate exchange for execution. The Company then facilitates the clearing of customers’ transactions. Clearing involves the matching of customers’ trades with the exchange, the collection and management of margin deposits to support the transactions, and the accounting and reporting of the transactions to customers. The Company seeks to leverage its capabilities and capacity by offering facilities management or outsourcing solutions to other FCMs.
FCStone, LLC is a registered FCM and a clearing member of all major U.S. commodity futures exchanges including the Chicago Mercantile Exchange and its divisions: the Chicago Board of Trade, the New York Mercantile Exchange and the COMEX Division; InterContinental Exchange, Inc. ("ICE") Futures US, formerly known as the New York Board of Trade, the Kansas City Board of Trade and the Minneapolis Grain Exchange (“MGEX”). As of September 30, 2012, FCStone, LLC was the third largest independent FCM in the United States, as measured by required customer segregated assets, not affiliated with a major financial institution or commodity intermediary, end-user or producer. As of September 30, 2012, FCStone, LLC had $1.6 billion in required customer segregated assets.
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
Acquisitions made in the 2012 Fiscal Year
During fiscal year 2012, the Company acquired three businesses (Coffee Network, TRX Futures Limited and Aporte DTVM) and certain assets of the Metals Division of MF Global UK Limited. These acquisitions were not considered significant on an individual or aggregate basis. The Company’s consolidated financial statements include the operating results of the acquired businesses from the dates of acquisition.
The Metals Division of MF Global UK Limited
On November 2011, the Company arranged with the trustee of MF Global's UK operations to hire more than 50 professionals from MF Global's metals trading business based in London. This business serves institutional investors and financial services firms in the Americas, Europe and the Asia-Pacific region. The Company allocated equity capital to its subsidiary, INTL FCStone (Europe) Ltd. to integrate these brokers and their customers into the Company's operations, through a combination of increased regulatory capital to support the accounts of these customers and increased compensation and related personnel costs for the brokers. The amount of the required capital depends upon the activity in and balances of the customer accounts. As part of this transaction, INTL FCStone (Europe) Ltd. upgraded its LME Category Two membership to a LME Category One ring dealing membership.
Coffee Network
In November 2011, the Company entered into an agreement to acquire 100% of the ownership interests in Coffee Network LLC ("Coffee Network"), an online news and analysis portal for the global coffee industry. Coffee Network provides up-to-the-minute news and in-depth analysis to subscribers around the globe from a network of correspondents and commodity analysts located in key coffee producing and consuming regions. These services provide a unique information solution to subscribers and a competitive advantage in today's information-driven marketplace which the Company intends to expand into other commodity markets. Following the acquisition, the activities of Coffee Network were reorganized as a division of FCStone, LLC.
TRX Futures Limited
In April 2012, the Company's wholly-owned subsidiary in the UK, INTL Holding (UK) Limited, acquired 100% of the outstanding shares of TRX Futures Limited ("TRX") from Neumann Grupe GmbH. TRX is a London-based niche clearing firm for commercial coffee and cocoa customers, as well as energy and financial products. Subsequent to September 30, 2012, the activities of TRX Futures Limited have been reorganized within INTL FCStone (Europe), and TRX is in the process of dissolution.
Aporte DTVM
In February 2012, the Company's subsidiaries, INTL Participacoes LTDA and FCStone do Brasil, acquired 100% of the shares of Aporte DTVM. Following the acquisition, Aporte DTVM was renamed INTL FCStone DTVM Ltda. INTL FCStone DTVM Ltda. is based in Brazil and is a broker-dealer regulated by the Central Bank of Brazil.
Acquisitions made in the 2011 Fiscal Year
During fiscal year 2011, the Company acquired two businesses, Hencorp Becstone Futures, L.C. and Ambrian Commodities Limited, and certain assets from Hudson Capital Energy, LLC. These acquisitions were not considered significant on an individual or aggregate basis. The Company’s consolidated financial statements include the operating results of the two businesses and certain purchased assets from the related dates of acquisition.
Hencorp Futures
In October, 2010, we acquired Hencorp Becstone Futures, L.C., the futures operation of Miami-based Hencorp Group, which was renamed INTL Hencorp Futures, LLC (“Hencorp Futures”). Hencorp Futures specializes in the development and execution of risk-management programs designed to hedge price volatility in a number of widely traded commodities, including coffee, sugar, cocoa, grains and energy products. The transaction expanded our portfolio of commodity risk management services to include a more robust capability in soft commodities, especially coffee, where Hencorp Futures has established a substantial presence and reputation globally, and especially in Central and South America. During 2012, the activities of Hencorp Futures have been reorganized as a division of FCStone, LLC.

Ambrian Commodities Limited
In August, 2011, we acquired the issued share capital of Ambrian Commodities Limited (“Ambrian”), the London Metals Exchange brokerage subsidiary of Ambrian Capital Plc. Following the acquistion, Ambrian was renamed INTL FCStone (Europe) Ltd. ("INTL FCStone (Europe)"). Ambrian, a non-clearing LME member, specializes in the development and execution of risk-management programs designed to hedge price fluctuations in base metals for a wide variety of producers, manufacturers and fabricators. Ambrian has a niche focus on smaller industrial clients, including lead recyclers, brass producers, zinc galvanizers, metal refineries and copper foil producers that use LME futures and options for hedging raw material costs or output prices.
Certain Assets Purchased from Hudson Capital Energy, LLC
In April, 2011, we acquired certain assets of Hudson Capital Energy LLC ("HCEnergy"), a New York-based energy risk-management firm. The transaction expanded the Company's energy risk management services to include a more robust capability in crude oil and refined products.
Acquisitions made in the 2010 Fiscal Year
During fiscal year 2010, the Company acquired three separate business groups, Risk Management Incorporated and RMI Consulting, Inc., Hanley Trading, LLC and related companies and Provident Group. These acquisitions were not considered significant on an individual or aggregate basis. The Company’s consolidated financial statements include the operating results of each business from the related dates of acquisition.
RMI Companies
In April, 2010, we acquired Risk Management Incorporated and RMI Consulting, Inc. (the “RMI Companies”). The RMI Companies provide execution and consulting services to some of the largest natural gas consumers in North America, including municipalities and large manufacturing firms, as well as major utilities. In addition to its risk-management and brokerage services, the RMI Companies also offer a wide range of other programs, including a proprietary on-line energy procurement platform. The acquisition added extensive and proven expertise in the natural gas, electricity and related energy markets where the RMI Companies have a leading presence, as well as a broad range of long-term relationships with some major organizations. During 2012, the activities of the RMI Companies have been reorganized as divisions of FCStone, LLC.
Hanley Companies
In July 2010, we acquired HGC Trading, LLC; HGC Asset Management, LLC; HGC Advisory Services, LLC; Hanley Alternative Trade Group, LLC and HGC Office Services, LLC (the “Hanley Companies”). Following the acquisition, the activities of the Hanley Companies were integrated into FCStone Trading, LLC, which was subsequently renamed INTL Hanley, LLC, and certain of the Hanley Companies were dissolved. INTL Hanley, LLC is engaged in the business of acting as market makers and dealers in exchange traded options and futures on soft commodities; executing and trading derivatives on soft commodities in the OTC market; and providing related advisory services.
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
Subsequent Acquisition
In October 2012, the Company reached an agreement in which Tradewire Securities, LLC, a Miami-based securities broker-dealer servicing customers throughout Latin America and a wholly-owned subsidiary of Tradewire Group Ltd., has agreed to transfer its institutional accounts to INTL FCStone Inc.'s broker-dealer subsidiary, INTL FCStone Securities. Completion of this transaction is expected to occur in mid-December 2012.
Tradewire Securities, LLC provides global brokerage services to institutions and individual investors directly and through a global network of partners. With its experienced team, Tradewire Securities, LLC services a wide range of customers, including hedge funds, pension funds, broker-dealers and banks located in Latin America, Caribbean, North America and Europe.
Competition
The international commodities and financial markets are highly competitive and rapidly evolving. In addition, these markets are dominated by firms with significant capital and personnel resources that are not matched by the Company’s resources. The Company expects these competitive conditions to continue in the future, although the nature of the competition may change as a result of the ongoing global financial crisis and changes in the regulatory environment. The crisis has produced opportunities for the Company to expand its activities and may produce further opportunities. The Company believes that it can compete successfully with other commodities and financial intermediaries in the markets it seeks to serve, based on the Company’s expertise, products and quality of consulting and execution services.
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
INTL FCStone Securities’ securities transactions are cleared through Broadcourt, a division of Merrill Lynch, Pierce, Fenner & Smith, Inc. INTL FCStone Securities does not hold customer funds or directly clear or settle securities transactions.
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
The commodities industry in the United States is subject to extensive regulation under federal law. The Company is required to comply with a wide range of requirements imposed by the Commodity Futures Trading Commission (the "CFTC"), the National Futures Association (the "NFA") and the Chicago Mercantile Exchange, which is our designated self-regulatory organization. The Company is also a member of the Chicago Mercantile Exchange's divisions: the Chicago Board of Trade, the New York Mercantile Exchange and COMEX, ICE Futures US, ICE Europe Ltd, the Minneapolis Grain Exchange and the Kansas City Board of Trade. These regulatory bodies are charged with protecting customers by imposing requirements relating to capital adequacy, licensing of personnel, conduct of business, protection of customer assets, record-keeping, trade-reporting and other matters.
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

They also impose minimum capital requirements on regulated entities. The activities of our broker-dealer subsidiaries in the United States, INTL FCStone Securities and FCC Investments, Inc., are primarily regulated by FINRA and the SEC.
On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act creates a comprehensive new regulatory regime governing the OTC and listed derivatives markets and their participants by requiring, among other things: centralized clearing of standardized derivatives (with certain stated exceptions); the trading of clearable derivatives on swap execution facilities or exchanges; and registration and comprehensive regulation of new categories of market participants as “swap dealers” and swap “introducing brokers.” The Dodd-Frank Act grants regulatory authorities such as the CFTC and the SEC broad rule-making authority to implement various provisions of the Dodd-Frank Act, including comprehensive regulation of the OTC derivatives market. These regulators have exercised, and will continue to exercise, their expanded rule-making powers in ways that will affect how we conduct our business. At this point, it is unclear whether they will exercise their expanded supervisory and enforcement powers in a manner that would adversely affect us. Based upon regulations finalized to date, we anticipate that one or more of our subsidiaries will be subject to registration under the Dodd-Frank Act. Registration will impose substantial new requirements upon these entities, including, among other things, capital and margin requirements, business conduct standards and record keeping and data reporting obligations. Increased regulatory oversight could also impose administrative burdens on us related to, among other things, responding to regulatory examinations or investigations. The legislation and implementing regulations may not only affect us, but also many of our customers and counterparties. The increased costs associated with compliance, and the changes that will be required in our OTC and clearing businesses, may adversely impact our results of operations, cash flows, and/or financial condition. Although the original date set for completion of final rules was mid-July 2011, the CFTC has announced that it will phase in its new rules through at least March 31, 2013. Because many of the rules that the CFTC and the SEC are required to promulgate are not yet final, we cannot predict with any degree of certainty how our business will be affected. The Company will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act. Failure to comply with current or future legislation or regulations that apply to our operations could subject us to fines, penalties, or material restrictions on our business in the future.
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
INTL FCStone (Europe) and INTL Global Currencies Limited are regulated by the Financial Services Authority, the regulator of the financial services industry in the United Kingdom, and each subject to a net capital requirement.
INTL FCStone Securities is subject to the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934. These requirements are intended to ensure the financial integrity and liquidity of broker-dealers. They establish both minimum levels of capital and liquid assets. The net capital requirements restrict the payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advances or loans to any stockholder, employee or affiliate, if such payment would reduce the broker-dealer’s net capital below required levels. The net capital requirements restrict the ability of INTL FCStone Securities to make distributions to the Company. They also restrict the ability of INTL FCStone Securities to expand its business beyond a certain point without the introduction of additional capital.

FCC Investments, Inc., a broker-dealer subsidiary, is subject to the net capital requirements of the SEC relating to liquidity and net capital levels.
FCStone Australia Pty, Ltd ("FCStone Australia") is regulated by the Australian Securities and Investment Commission and is subject to a net tangible asset capital requirement. FCStone Australia is also regulated by the New Zealand Clearing Limited, and is subject to a capital adequacy requirement.
FCStone Commodity Services (Europe), Ltd. is domiciled in Ireland and subject to regulation by the Financial Regulator of Ireland, and is subject to a net capital requirement.
INTL FCStone DTVM Ltda. ("INTL FCStone DTVM") is a registered broker-dealer and regulated by the Brazilian Central Bank and Securities and Exchange Commission of Brazil, and is subject to a capital adequacy requirement of $0.7 million. The recently acquired INTL FCStone DTVM, a shell company with no significant operations, had net capital lower than the minimum required amount by less than $0.1 million as of September 30, 2012. The Company expects to remediate this shortfall in net capital of INTL FCStone DTVM for the semi-annual regulatory filing prepared as of December 31, 2012.
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
Excluding INTL FCStone DTVM, all other subsidiaries of the Company are in compliance with all of their capital regulatory requirements as of September 30, 2012. Additional information on these net capital and minimum net capital requirements can be found within Note 12 to the Consolidated Financial Statements.
Segregated Customer Assets
FCStone, LLC maintains customer segregated deposits from its customers relating to their trading of futures and options-on-futures on U.S. commodities exchanges held with FCStone, LLC. As such, it is subject to CFTC regulation 1.20, which specifies that such funds must be held in segregation and not commingled with the firm's own assets. FCStone, LLC maintains acknowledgment letters from each depository at which it maintains customer segregated deposits in which the depository acknowledges the nature of funds on deposit in the account. In addition, CFTC regulations require that a daily segregation calculation is performed which compares the assets held in customers segregated depositories ("segregated assets") to the firm's total segregated assets held on deposit from customers ("segregated liabilities"). The amount of customer segregated assets must be in excess of the segregated liabilities owed to customers and any shortfall in such assets must be immediately communicated to the CFTC. As of September 30, 2012, FCStone, LLC maintained $45.0 million in segregated assets in excess of its segregated liabilities.
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
INTL FCStone (Europe) is subject to certain business rules, including those that govern the treatment of client money and other assets which under certain circumstances for certain classes of client must be segregated from the firm's own assets. INTL FCStone (Europe) currently maintains segregated funds in excess of all applicable requirements.
Secured Customer Assets
FCStone, LLC maintains customer secured deposits from its customers funds relating to their trading of futures and options-on-futures traded on, or subject to the rules of, a foreign board of trade held with FCStone, LLC. As such, it is subject to CFTC Regulation 30.7, which requires that such funds must be carried in separate accounts in an amount sufficient to satisfy all of FCStone LLC's current obligations to customers trading foreign futures and foreign options on foreign commodity exchanges or boards of trade, which are designated as secured customers' accounts. As of September 30, 2012, FCStone, LLC maintained $11.7 million in secured assets in excess of its secured liabilities.
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
INTL FCStone Securities, INTL FCStone (Europe) and INTL Commodities, Inc. each have branch offices in the United Kingdom. As a result, their activities are also subject to regulation by the United Kingdom Financial Services Authority.
In Argentina, the activities of INTL Gainvest and Compania Inversora Bursatil S.A. Sociedad de Bolsa (“CIBSA”) are subject to regulation by the Comision de Valores and Merval.
In Brazil, the activities of FCStone do Brasil are subject to regulation by BM&F Bovespa, and the activities of INTL FCStone DTVM are regulated by the Brazilian Central Bank and Securities and Exchange Commission of Brazil
The activities of INTL Commodities DMCC are subject to regulation by the Dubai Multi Commodities Centre.
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
Employees
As of September 30, 2012, we employed 1,074 people globally: 715 in the U.S., 2 in Canada, 63 in Argentina, 85 in Brazil, 13 in Uruguay, 6 in Paraguay, 112 in the United Kingdom, 8 in Ireland, 13 in Dubai, 27 in Singapore, 12 in China and 18 in Australia. None of our employees operate under a collective bargaining agreement, and we have not suffered any work stoppages or labor disputes. Many of our employees are subject to employment agreements, certain of which contain non-competition provisions.
Item 1A. Risk Factors
The Company faces a variety of risks that could adversely impact its financial condition and results of operations.
The risks faced by the Company include the following:
Our ability to achieve consistent profitability is subject to uncertainty due to the nature of our businesses and the markets in which we operate. During the fiscal year ended September 30, 2012 we recorded net income of $15.0 million, compared to net income of $37.3 million in 2011, net income of $5.4 million in 2010 (which included a $7.0 million extraordinary loss related to purchase price adjustments and the correction of immaterial errors on the FCStone transaction), and net income of $27.6 million in 2009 (which included an $18.5 million extraordinary gain related to the FCStone transaction in 2009).
Our revenues and operating results may fluctuate significantly in the future because of the following factors:

•	Market conditions, such as price levels and volatility in the commodities, securities and foreign exchange markets in which we operate;

•	Changes in the volume of our market making and trading activities;

•	Changes in the value of our financial instruments, currency and commodities positions and our ability to manage related risks;

•	The level and volatility of interest rates;

•	The availability and cost of funding and capital;

•	Our ability to manage personnel, overhead and other expenses;

•	Changes in execution and clearing fees;

•	The addition or loss of sales or trading professionals;

•	Changes in legal and regulatory requirements; and

•	General economic and political conditions.
Although we are continuing our efforts to diversify the sources of our revenues, it is likely that our revenues and operating results will continue to fluctuate substantially in the future and such fluctuations could result in losses. These losses could have a material adverse effect on our business, financial condition and operating results.
The manner in which we account for our commodities inventory and forward commitments may increase the volatility of our reported earnings. Our net income is subject to volatility due to the manner in which we report our commodities inventory. This inventory is stated at the lower of cost or fair value. The Company generally mitigates the price risk associated with its commodities inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under U.S. GAAP. In such situations, any unrealized gains in inventory are not recognized under U.S. GAAP, but unrealized gains and losses in related derivative positions are recognized under U.S. GAAP. Additionally, in certain circumstances, U.S. GAAP does not require us to reflect changes in estimated values of forward commitments to purchase and sell commodities. The forward commitments to purchase and sell commodities, which the Company does not reflect within the consolidated balance sheets, do not qualify as a derivative under the Derivatives and Hedging Topic of the ASC. As a result, the Company’s reported earnings from these business segments are subject to greater volatility than the earnings from our other business segments.
Our indebtedness could adversely affect our financial condition. As of September 30, 2012, our total consolidated indebtedness to lenders was $218.2 million, and we expect to increase our indebtedness in the future as we continue to expand our business. Our indebtedness could have important consequences, including:

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
Committed credit facilities currently available to the Company might not be renewed. We currently have four committed credit facilities under which we may borrow up to $385.0 million, consisting of:

•	a $140.0 million facility available to our wholly owned subsidiary, INTL Commodities, for its commodities trading activities, committed until January 31, 2013.

•	a $95.0 million facility available to INTL FCStone Inc. and INTL Global Currencies, for general working capital requirements, committed until October 1, 2013.

•	a $75.0 million facility available to our wholly owned subsidiary, FCStone, LLC, for short-term funding of margin to commodity exchanges, committed until April 11, 2013.

•
a $75.0 million committed facility available to our wholly owned subsidiary, FCStone Merchant Services, LLC, for financing traditional commodity financing arrangements and commodity repurchase agreements, committed until May 31, 2013.

During fiscal 2013, or shortly thereafter, $385 million of the Company's committed credit facilities are scheduled to expire. We are currently in discussions with current and potential lenders to renew, extend or rearrange these facilities. There is no guarantee that the Company will be successful in renewing, extending or rearranging these facilities.
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
The failure of the Company to successfully integrate the operations of businesses acquired by the Company in the last twelve months could have a material adverse effect on the Company’s business, financial condition and operating results. Since September 30, 2011, the Company has acquired several businesses, including the Metals Division of MF Global UK Limited, TRX Futures Limited and Aporte DTVM. Additionally, subsequent to September 30, 2012 the Company has acquired Tradewire Securities, LLC. We will need to meet challenges to realize the expected benefits and synergies of these acquisitions. These challenges include:

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
The global financial crisis that started in 2008 has heightened many of the risks to which the Company is exposed. These risks have been further exacerbated by the current sovereign debt crisis in Europe. The financial crisis that started in 2008 has increased many of the risks that accompany the Company’s business, including the risk of counterparty failure, the inability to obtain necessary financing and the absence of liquid markets. During 2012, these risks were increased due to the sovereign debt crisis in Europe. Although the Company does not directly hold any European sovereign debt, many of the Company's customers and counterparties hold positions in these instruments. If the crisis were to continue, the Company would be subject to enhanced risk of counterparty failure, as well as related problems arising from a lack of liquidity in the Company's markets. The continuation of the crisis may affect other aspects of the Company’s businesses for a variety of reasons. A general decrease in worldwide economic activity could reduce demand for Company’s equity market making and foreign exchange business, as well as volumes in our Commodity & Risk Management Services and Clearing and Execution Services segments. Substantial changes in commodities prices may affect the levels of business in the precious and base metals product lines.
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
We may have difficulty managing our growth. Since October 1, 2007, we have experienced significant growth in our business. Our operating revenues grew from $114.9 million in the 2008 fiscal year to $457.7 million in 2012. The acquisition of additional businesses since September 30, 2011 is expected to increase operating revenues in 2013.
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
We are subject to extensive government regulation. The securities and commodities futures industries are subject to extensive regulation under federal, state and foreign laws. In addition, the SEC, the CFTC, FINRA, the NFA, the CME Group and other self-regulatory organizations, commonly referred to as SROs, state securities commissions, and foreign securities regulators require compliance with their respective rules and regulations. These regulatory bodies are responsible for safeguarding the integrity of the financial markets and protecting the interests of participants in those markets.
As participants in various financial markets, we may be subject to regulation concerning certain aspects of our business, including:

•	trade practices;

•	the way we communicate with, and disclose risks to clients;

•	financial and reporting requirements and practices;

•	client identification and anti-money laundering requirements;

•	capital structure;

•	record retention; and

•	the conduct of our directors, officers and employees.
Failure to comply with any of these laws, rules or regulations could result in adverse consequences. We and certain of our officers and employees have, in the past, been subject to claims arising from acts in contravention of these laws, rules and regulations. These claims have resulted in the payment of fines and settlements. It is possible that we and our officers and other employees will, in the future, be subject to similar claims. An adverse ruling against us or our officers and other employees could result in our or our officers and other employees being required to pay a substantial fine or settlement and could result in a suspension or revocation of required registrations or memberships. Such sanctions could have a material adverse effect on our business, financial condition and operating results.
The regulatory environment in which we operate is subject to change, particularly in light of the October 31, 2011 bankruptcy filing of MF Global and actions taken by the CFTC on July 10, 2012 to freeze assets of Peregrine Financial Group, a futures commission merchant. Both matters resulted from potential deficiencies in customer segregated futures accounts. New or revised legislation or regulations, including the Dodd-Frank Act and any potential increased regulation over customer segregated deposits, imposed by the SEC, the CFTC, other United States or foreign governmental regulatory authorities, SROs or FINRA could have a material adverse effect on our business, financial condition and operating results. Changes in the interpretation or enforcement of existing laws and rules by these governmental authorities, SROs and FINRA could also have a material adverse effect on our business, financial condition and operating results. Failure to comply with current or future legislation or regulations that apply to our operations could subject us to fines, penalties, or material restrictions on our business in the future.
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

Due to the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we will incur significant additional operational and compliance costs, our revenues may be lower than in the past and our financial condition and results of operations may be adversely affected. The Dodd-Frank Act creates a comprehensive new regulatory regime governing the OTC and listed derivatives markets and their participants by requiring, among other things: centralized clearing of standardized derivatives (with certain stated exceptions); the trading of clearable derivatives on swap execution facilities or exchanges; and registration and comprehensive regulation of new categories of market participants as “swap dealers” and swap “introducing brokers.” The Dodd-Frank Act grants regulatory authorities, such as the CFTC and the SEC, broad rule-making authority to implement various provisions of the Dodd-Frank Act, including comprehensive regulation of the OTC derivatives market. These regulators have exercised, and will continue to exercise, their expanded rule-making powers in ways that will affect how we conduct our business. At this point in time, it is unclear whether they will exercise their expanded supervisory and enforcement powers in a manner that would adversely affect us.
There will be significant costs to prepare for and comply with these on-going regulatory requirements. We have incurred, and will continue to incur, increased costs, including legal fees, personnel expenses and other costs associated with compliance with the Dodd-Frank Act. There will also continue to be significant costs related to the development, operation and enhancement of our technology relating to trade execution, trade reporting, surveillance, record keeping and data reporting obligations, compliance and back-up and disaster recovery plans designed to meet the requirements of the regulators.
Changes that will be required in our OTC and clearing businesses may adversely impact our results of operations. Following the adoption of the Dodd-Frank Act and related rules the markets for cleared and non-cleared swaps may be less robust, there may be less volume and liquidity in these markets and there may be less demand for our services. Certain banks and other institutions will be limited in their conduct of proprietary trading and will be further limited or prohibited from trading in certain derivatives. The new rules, including the restrictions on the trading activities for certain banks and large institutions, could materially impact transaction volumes and liquidity in these markets and our revenues would be adversely impacted as a result.
Changes that will be required in our OTC and clearing businesses may also adversely impact our cash flows and financial condition. Registration will impose substantial new requirements upon these entities including, among other things, capital and margin requirements, business conduct standards and record keeping and data reporting obligations. Increased regulatory oversight could also impose administrative burdens on us related to, among other things, responding to regulatory examinations or investigations. We currently expect to register our subsidiary, INTL Hanley LLC, as a swap dealer on December 31, 2012. The legislation and implementing regulations may not only affect us, but also certain of our customers and counterparties.
Although the original date set for completion of final rules was mid-July 2011, the CFTC has announced that it will phase in its new rules through at least March 31, 2013. Because many of the rules that the CFTC and the SEC are required to promulgate are not yet final, we cannot predict with any degree of certainty how our business will be affected. The Company will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act. Failure to comply with current or future legislation or regulations that apply to our operations could subject us to fines, penalties, or material restrictions on our business in the future. The increased costs associated with compliance, and the changes that will be required in our OTC and clearing businesses, may adversely impact our results of operations, cash flows, and/or financial condition.
We are subject to net capital requirements. The SEC, FINRA and various other regulatory agencies require our broker-dealer subsidiaries, INTL FCStone Securities Inc. and FCC Investments, Inc. to maintain specific levels of net capital. Failure to maintain the required net capital may subject these subsidiaries to suspension or revocation of registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies.
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
Low short-term interest rates negatively impact our profitability. The level of prevailing short-term interest rates affects our profitability because a portion of our revenue is derived from interest earned from the investment of funds deposited with us by our customers. As of September 30, 2012, we had $1.7 billion in customer segregated assets, which are generally invested in short-term treasury securities and money market funds. Our financial performance generally benefits from rising interest rates. Higher interest rates increase the amount of interest income earned from these customer deposits. If short-term interest rates remain low or continue to fall, our revenues derived from interest will decline which would negatively impact our profitability.
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
For a further discussion of litigation risks, see Item 3—Legal Proceedings below and Note 11 - Commitments and Contingencies in the Consolidated Financial Statements.
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
Item 1B. Unresolved Staff Comments
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2012 that remain unresolved.
Item 2. Properties
The Company maintains offices in New York, New York; Winter Park, Florida; West Des Moines, Iowa; Chicago, Illinois; Kansas City, Missouri; St. Louis, Missouri; Omaha, Nebraska; Minneapolis, Minnesota; Bloomington, Illinois; Miami, Florida; New Smyrna Beach, Florida; Indianapolis, Indiana; Spirit Lake, Iowa; Bowling Green, Ohio; Nashville, Tennessee; Golden, Colorado; Topeka, Kansas; Winnipeg, Canada; Buenos Aires, Argentina; Campinas, Brazil; Sao Paulo, Brazil; Maringa, Brazil; Porto Alegre, Brazil; Goianai, Brazil; Recife, Brazil; Asuncion, Paraguay; Montevideo, Uruguay; London, United Kingdom; Dublin, Ireland; Dubai, United Arab Emirates; Singapore, Singapore; Beijing and Shanghai, China; and Sydney, Australia.
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
In addition to the matters discussed below, from time to time and in the ordinary course of business, we are involved in various legal actions and proceedings, including tort claims, contractual disputes, employment matters, workers' compensation claims and collections. We carry insurance that provides protection against certain types of claims, up to the policy limits of our insurance. During the years ended September 30, 2012 and 2011, loss contingency accruals, not having a material impact on the consolidated financial statements, have been recorded. In the opinion of management, possible exposure in these matters in excess of the amounts accrued, is not material to the Company's earnings, financial position, or liquidity.
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
On July 8, 2009, a purported shareholder class action complaint was filed against FCStone and its directors, as well as the Company in the Circuit Court of Clay County, Missouri. The complaint alleged that FCStone and its directors breached their fiduciary duties by failing to maximize stockholder value in connection with the contemplated acquisition of FCStone by the Company. This complaint was subsequently consolidated with the complaint filed in the Circuit Court of Platte County, Missouri. The plaintiffs subsequently filed an amended consolidated complaint which does not assert any claims against the Company. This complaint purports to be filed derivatively on FCStone and the Company's behalf and against certain of FCStone's current and former directors and officers and directly against the same individuals. The Company, FCStone, and the defendants filed motions to dismiss on multiple grounds. The parties to the litigation reached an agreement in principle to settle this matter during October 2012. The proposed settlement will result in the Company incurring a legal cost of $250,000 after consideration of insurance, and is subject to approval by the court.
As previously disclosed, the Staff of the Fort Worth Regional Office of the SEC had conducted a formal investigation of FCStone's disclosures and accounting for losses associated with the energy trading account, which occurred prior to the Company's acquisition of FCStone on September 30, 2009. The Company cooperated fully with the SEC Staff in its investigation. During the quarter ended March 31, 2012, the Company was informed that the Staff of the SEC had closed its investigation of FCStone, and was not taking enforcement action against FCStone or any of its current or former officers.
In February 2011, the Company's Board of Directors formed a special committee to conduct an independent investigation of FCStone's disclosures and accounting for losses associated with the energy trading account. The Company's Board of Directors determined that it would be appropriate and consistent with its governance and oversight responsibilities to form the special committee to investigate these matters as they pertain to the private litigation and the SEC investigation described above. The special committee, which was comprised solely of independent directors of the Company who were not formerly directors of FCStone, retained an independent law firm to represent and assist it in its investigation. The special committee was disbanded at the Company's November 2012 meeting of the Board of Directors, having completed its task.
In November 2011, the Commodity Futures Trading Commission ("CFTC") Division of Enforcement Staff ("Staff") requested the Company to voluntarily produce specified documents to the Staff in connection with its then informal investigation of the losses that occurred in the energy trading account. On September 20, 2012, the Staff provided the Company with a Wells Notice, indicating the Staff's intention to recommend that the CFTC bring certain charges against FCStone LLC. The Company believes that the recommended charges are not warranted, and in response to the Staff's Wells Notice, the Company filed its Wells Submission with the Staff in October 2012. At this time, the Company cannot predict whether the CFTC will accept the Staff's recommendations with respect to the proposed charges. The Company likewise cannot predict the continued scope, duration or outcome of this matter, including the amount of monetary penalty or fine, if any, that would be assessed if the CFTC elected to pursue enforcement action and prevailed against the Company in a contested proceeding.
Convertible Note Holder Litigation
In November 2009, an investor holding $3.7 million of the Company's senior subordinated convertible notes due 2011 (the “Notes”) filed a notice of motion for summary judgment on the Company, claiming that the FCStone transaction resulted in a change of control as defined in the Notes; and that, as a result, the Company should have afforded the investor the opportunity to have the Notes redeemed at a 15% premium. The investor also claimed default interest at the rate of 15% per annum established in the Notes. The investor's motion was denied in March 2010, and the investor filed an amended complaint in April 2010. The remaining three holders of the Notes, holding Notes in an aggregate amount of $13.0 million, filed a similar lawsuit on the Company in October 2010.
During the year ended September 30, 2011, all of the remaining holders of the Notes converted the principal amount and accrued interest into shares of common stock of the Company. Subsequent to conversion, two holders of the Notes, each a holder of $4.0 million in principal amount of the convertible notes as of September 30, 2009, persisted in their claims against the Company. During March 2012, the Company entered into a settlement agreement with the two holders of the Notes, pursuant to which the Company paid the plaintiffs the amount of $200,000 in settlement of all claims.
Sentinel Litigation
The Company's subsidiary, FCStone, LLC, had a portion of its excess segregated funds invested with Sentinel Management Group Inc. ("Sentinel"), a registered FCM and an Illinois-based money manager that provided cash management services to other FCMs. In August 2007, Sentinel halted redemptions to customers and sold certain of the assets it managed to an unaffiliated third party at a significant discount. On August 17, 2007, subsequent to Sentinel's sale of certain assets, Sentinel filed for bankruptcy protection and $15.5 million of FCStone, LLC's $21.9 million in invested funds were returned to it.
In August 2008, the bankruptcy trustee of Sentinel filed adversary proceedings against FCStone, LLC, and a number of other FCMs in the Bankruptcy Court for the Northern District of Illinois. The case was subsequently reassigned to the United States District Court, for the Northern District of Illinois. In the complaint, the trustee is seeking avoidance of alleged transfers or withdrawals of funds received by FCStone, LLC and other FCMs within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions and disallowance of the proof of claim filed by FCStone, LLC. The trustee seeks recovery of pre- and post-petition transfers totaling approximately $15.5 million. In April 2009, the trustee filed an amended complaint adding a claim for unjust enrichment. FCStone, LLC answered the complaints and all parties entered into the discovery phase of the litigation. On January 21, 2011 the trustee filed a motion for summary judgment against FCStone, LLC on various counts in the adversary proceedings filed in August 2008 against FCStone, LLC and a number of other FCMs. On January 13, 2012, FCStone, LLC filed a motion for summary judgment in its favor with respect to the transfer of approximately $1.1 million to its customer segregated account on August 17, 2007, pursuant to the "safe harbor" provisions of Section 546(e) of the U.S. Bankruptcy Code. On April 17, 2012, FCStone, LLC and all other FCM Defendants filed a motion to dismiss a portion of the Trustee's claims set forth in its amended complaint. The trial of this matter took place during October 2012. Judgment is expected during the first calendar quarter of 2013.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol ‘INTL’. The Company’s stock trades on the NASDAQ Global Market. As of September 30, 2012, there were approximately 237 registered holders of record of the Company’s common stock. The high and low sales prices per share of the Company’s common stock for each full quarterly period during fiscal 2012 and 2011 were as follows:

		Price Range
		High	Low
2012:
	Fourth Quarter	$21.03	$17.73
	Third Quarter	$22.66	$17.60
	Second Quarter	$27.34	$21.05
	First Quarter	$25.18	$20.36
2011:
	Fourth Quarter	$25.48	$20.02
	Third Quarter	$27.25	$22.92
	Second Quarter	$26.36	$23.12
	First Quarter	$24.77	$17.84

Value over 5 years of $100 invested on September 30, 2007 in each of the company's stock ("INTL"), S&P 500 Index and NYSE/Arca Securities Broker/Dealer Index

120
100
80
60
40
20
-
2007
2008
2009
2010
2011
2012
100
100
94
76
54
69
64
52
75
70
44
81
74
35
94
74
36
INTL
S&P 500 Index
NYSE/Arca Securities Broker/Dealer Index

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

On August 12, 2011, the Company’s Board of Directors authorized the repurchase of up to one million shares of the Company’s outstanding common stock from time to time in open market purchases and private transactions as permitted by securities laws. The Company's common stock repurchase program activity for the three months ended September 30, 2012 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
July 1, 2012 to July 31, 2012	—	$—	—	849,700
August 1, 2012 to August 31, 2012	50,000	18.31	50,000	799,700
September 1, 2012 to September 30, 2012	17,507	18.04	17,507	782,193
Total	67,507	$18.24	67,507
On November 15, 2012, the Company's Board of Directors replaced the August 12, 2011 authorized repurchase of up to 1.0 million shares of its outstanding common stock with an authorization to repurchase up to 1.5 million shares of its outstanding common stock from time to time in open market purchases and private transactions, subject to the discretion of the senior management team to implement the Company's stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal and regulatory requirements.
Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of our Annual Report on Form 10-K.

Item 6. Selected Financial Data
The following selected financial and operating data are derived from our consolidated financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 and our Consolidated Financial Statements included in Item 8. The consolidated income statement data for 2012, 2011 and 2010 reflects the results of FCStone, which was acquired on September 30, 2009. The consolidated income statement data for 2009 and 2008 does not include the historical results of FCStone. The selected consolidated balance sheet information as of September 30, 2012, 2011, 2010 and 2009 reflect the financial condition of INTL after the FCStone transaction. The selected consolidated balance sheet information as of September 30, 2008 does not include the financial condition of FCStone.
Selected Summary Financial Information (U.S. GAAP)

	Year Ended September 30,
(in millions, except share and per share amounts)	2012	2011	2010	2009	2008
Operating revenues	$457.7	$423.2	$269.0	$90.6	$114.9
Interest expense	11.6	11.3	9.9	8.0	11.2
Non-interest expenses:
Compensation and benefits	202.4	176.6	104.2	40.2	35.6
Clearing and related expenses	107.2	77.4	68.2	16.0	13.1
Introducing broker commissions	31.0	24.0	18.9	—	—
Other	86.2	74.4	49.9	13.1	12.7
Income from continuing operations, before tax	19.3	59.5	17.9	13.3	42.3
Income tax expense	4.4	22.5	6.4	2.6	16.2
Income (loss) from discontinued operations, net of tax	—	0.2	0.6	(1.1)	1.0
Income before extraordinary (loss) income	14.9	37.2	12.1	9.6	27.1
Extraordinary (loss) income	—	—	(7.0)	18.5	—
Net income	14.9	37.2	5.1	28.1	27.1
Add: Net loss (income) attributable to noncontrolling interests	0.1	0.1	0.3	(0.5)	0.7
Net income attributable to INTL FCStone Inc. common stockholders	$15.0	$37.3	$5.4	$27.6	$27.8
Earnings per share:
Basic	$0.79	$2.07	$0.31	$3.11	$3.30
Diluted	$0.75	$1.96	$0.30	$2.80	$2.95
Number of shares:
Basic	18,282,939	17,618,085	17,306,019	8,895,697	8,434,976
Diluted	19,156,899	18,567,454	17,883,233	10,182,586	9,901,706
Selected Balance Sheet Information:
Total assets	$2,958.9	$2,635.7	$2,021.7	$1,555.7	$438.0
Convertible notes	$—	$—	$16.7	$16.7	$16.8
Stockholders' equity	$319.1	$296.3	$241.3	$238.8	$74.8

Adjusted Non-GAAP Financial Information (Unaudited)

	Year Ended September 30,
(in millions, except Employees)	2012	2011	2010	2009	2008
U.S. GAAP Data:
Operating revenues	$457.7	$423.2	$269.0	$90.6	$114.9
Income from continuing operations, before tax	$19.3	$59.5	$17.9	$13.3	$42.3
Net income attributable to INTL FCStone Inc. common stockholders (a)	$15.0	$37.3	$5.4	$27.6	$27.8
Stockholders' equity (a)	$319.1	$296.3	$241.3	$238.8	$74.8
Adjusted Non-GAAP Data (Unaudited):
Data adjusted (on a marked-to-market basis):
Operating revenues as stated above	$457.7	$423.2	$269.0	$90.6	$114.9
Marked-to-market adjustment (non-GAAP)	6.8	(8.4)	6.0	6.9	(26.9)
Adjusted operating revenues, marked-to-market (non-GAAP)	$464.5	$414.8	$275.0	$97.5	$88.0
Income from continuing operations, before tax, as stated above	$19.3	$59.5	$17.9	$13.3	$42.3
Marked-to-market adjustment (non-GAAP)	6.8	(8.4)	6.0	6.9	(26.9)
Adjusted income from continuing operations, before tax (non-GAAP)	$26.1	$51.1	$23.9	$20.2	$15.4
Net income attributable to INTL FCStone Inc. common stockholders, as stated above	$15.0	$37.3	$5.4	$27.6	$27.8
Marked-to-market adjustment (non-GAAP)	6.8	(8.4)	6.0	6.9	(26.9)
Tax effect at blended rate of 37.5%	(2.6)	3.2	(2.3)	(2.5)	10.1
Adjusted net income attributable to INTL FCStone Inc. common stockholders (non-GAAP)	$19.2	$32.1	$9.1	$32.0	$11.0
Stockholders' equity, as stated above	$319.1	$296.3	$241.3	$238.8	$74.8
Cumulative marked-to-market adjustment (non-GAAP)	15.4	8.6	17.0	11.0	4.1
Tax effect at blended rate of 37.5%	(5.8)	(3.2)	(6.4)	(4.1)	(1.6)
Adjusted stockholders' equity (non-GAAP)	$328.7	$301.7	$251.9	$245.7	$77.3
Return on average adjusted stockholders' equity (non-GAAP)(b)	6.1%	11.6%	6.5%	16.0%	16.6%
Other Data:
Employees (c)	1,074	904	729	625	195
Compensation and benefits as a percentage of adjusted operating revenues	43.6%	42.6%	37.9%	41.2%	40.5%

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
As discussed in previous filings and elsewhere in this Form 10-K, U.S. GAAP requires the Company to carry derivatives at fair value but physical commodities inventory at the lower of cost or fair value. These requirements may have a significant temporary impact on our reported earnings. Under U.S. GAAP, gains and losses on commodities inventory and derivatives which the Company intends to be offsetting are often recognized in different periods. Additionally, in certain circumstances, U.S. GAAP does not require us to reflect changes in estimated values of forward commitments to purchase and sell commodities. In such circumstances, the forward commitments to purchase and sell commodities, which the Company does not reflect within the consolidated balance sheets, do not qualify as a derivative under the Derivatives and Hedging Topic of the ASC.
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
Overview
INTL FCStone Inc. and its consolidated subsidiaries (“we” or the “Company”) form a financial services group employing more than 1,000 people in offices in twelve countries. The Company’s services include comprehensive risk management advisory services for commercial customers; execution of listed futures and options-on-futures contracts on all major commodity exchanges; the sale of structured over-the-counter (“OTC”) products in a wide range of commodities; physical trading and hedging of precious and base metals and select other commodities; trading of more than 130 foreign currencies; market-making in international equities; and debt origination and asset management.
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
Recent Events Affecting the Financial Services Industry
On October 31, 2011, MF Global Holdings Ltd. ("MF Global"), the parent company of the jointly registered futures commission merchant and broker-dealer, MF Global Inc., filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Following the bankruptcy filing, the CME Group Inc. selected our wholly owned subsidiary, FCStone, LLC, as one of a number of FCM's chosen to receive blocks of MF Global customers. During this process, FCStone, LLC opened accounts for the customers of these introducing brokers and completed the transfer of their positions. In conjunction with the block transfer and during the subsequent period, the Company has opened over 2,300 new accounts for former MF Global customers.
In addition, on November 25, 2011, the Company arranged with the administrator of MF Global's UK operations to acquire the Metals Division of MF Global UK Limited (in special administration). The Company has hired more than 50 professional staff based in London, New York, and Sydney from this metals trading business based in London. This business serves institutional investors and financial services firms in the Americas, Europe and the Asia-Pacific region. Following this transaction, INTL FCStone (Europe) received approval from the London Metals Exchange ("LME") to upgrade its LME Category Two membership to a LME Category One ring dealing membership.
At the time of the MF Global bankruptcy filing, MF Global notified the Commodity Futures Trading Commission (the "CFTC") of potential deficiencies in customer segregated futures accounts held at MF Global Inc. In addition, on July 10, 2012 the CFTC took action to freeze the assets of Peregrine Financial Group ("PFG"), a futures commission merchant, following the discovery of potential deficiencies in customer segregated futures accounts at PFG. The CFTC has extensive regulations to provide for the safety and security of customer assets on deposit with FCMs. These regulations require that all FCMs maintain customer segregated assets in qualified depositories in excess of its customer segregated liabilities. FCM's are required to complete a daily calculation of these excess segregated assets as well as their net capital positions and are required to file a CFTC Form 1-FR on a monthly basis.
Following these industry events, the NFA, CFTC and CME have enacted additional regulations designed to safeguard customer assets on deposit with FCMs including semi-monthly Segregated Investment Detail Reports, direct electronic confirmations of segregated balances held at depositories and additional filing requirements involving disbursements made out of customer segregated accounts. In addition, the CFTC enacted changes to the rules governing the acceptable investment of customer segregated assets by removing investments in the general obligations of a sovereign nation and repurchase transactions with affiliated entities from the category of otherwise allowable securities. FCStone, LLC primarily invests the segregated assets of customers in U.S. Treasury Bills and money market mutual funds. As of September 30, 2012, FCStone, LLC maintained $45.0 million in segregated assets in excess of its segregated liabilities.
As more fully discussed in the Item 1. - Business section of this report under the heading Government Regulation and Exchange Membership, on July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act created a comprehensive new regulatory regime governing the OTC and listed derivatives markets and their participants by requiring, among other things: centralized clearing of standardized derivatives (with certain stated exceptions); the trading of clearable derivatives on swap execution facilities or exchanges; and registration and comprehensive regulation of new categories of market participants as “swap dealers” and swap “introducing brokers.” The CFTC's and SEC's joint final rule defining swap dealers and major swap participants (“Entity Definitions”) became effective on July 23, 2012. The CFTC's and SEC's joint final rule further defining the term "swap" became effective on October 12, 2012. In a series of no-action letters, dated October 12, 2012, the CFTC delayed the compliance dates for many rules, including the registration requirements for swap dealers, rules relating to conflicts of interest, and business conduct standards. We currently expect to register our subsidiary, INTL Hanley LLC, as a swap dealer on December 31, 2012. Nevertheless, because many of the rules affecting this business, including those setting capital and margin requirements, have not been finalized or fully implemented, we cannot predict with any degree of certainty how we will be affected. The Company will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act. The legislation and implementing regulations may not only affect us, but also many of our customers and counterparties. Although the original date set for completion of final rules was mid-July 2011, the CFTC has announced that it will phase in its new rules through at least March 31, 2013.

Fiscal 2012 Highlights

•	Achieved record operating and adjusted operating revenues of $457.7 million and $464.5 million, respectively.

•	Increased average customer segregated assets on deposit to $1.9 billion during fiscal 2012.

•	Expanded our three-year syndicated committed loan by $10.0 million to $95.0 million.

•	Successfully acquired and integrated Coffee Network, the Metals Division of MF Global UK Limited, TRX Futures Limited and Aporte DTVM.

•	Obtained London Metals Exchange Category One ring dealing membership.

•	Opened two new offices in Goiani and Recife, Brazil bringing the Company to a total of six offices in the country.

•	Increased exchange traded and OTC contract volumes by 59% and 38%, respectively, from fiscal 2011.
Executive Summary
The Company experienced operating revenue growth during 2012, driven by significant increases in exchange traded revenues in our CES segment, increases in OTC revenues in our core C&RM segment and the addition of the LME metals team from MF Global in the first quarter of fiscal 2012. OTC contract volumes in our soft commodities product line increased 38% compared to 2011, driven by growth in Brazil, Mexico, Latin America and Europe.
Despite the dampening effect of global economic conditions and the disruption caused by the MF Global bankruptcy on overall industry volumes, exchange traded volumes in the C&RM segment grew modestly in 2012 as a result of volatility in agricultural commodities during the third and fourth quarters of 2012 related to the drought in the U.S. midwest. The growth in customers following the bankruptcy of MF Global, contributed to significant growth in overall exchange traded contract volumes and revenues in our CES segment during 2012. During the first quarter of fiscal 2012, the Company acquired the Metals Division of MF Global UK Limited. This Division was a leading LME member, with more than 50 professional staff serving over 600 commercial customers, mostly involved in hedging activities. Subsequent to this transaction, the Company applied for and received a Category One ring dealing membership on the LME. The addition of this LME Metals team increased our operating revenues by $21.9 million in 2012.
On June 15, 2012, London Metal Exchange Holdings Limited, the parent company of the LME, entered into a framework agreement regarding the terms of a recommended cash offer for the entire issued and outstanding ordinary share capital of LME Holdings. On July 23, 2012, the shareholders of LME Holdings voted to approve the sale of the LME to the Hong Kong Exchanges & Clearing Limited. Based on the proposed sale price of the ordinary shares, the shares of the LME held by the Company were valued at $8.7 million as of September 30, 2012. The shares held by the Company, that have been designated as available-for-sale, reflect an unrealized gain of $6.3 million net of income tax expense of $2.0 million. This unrealized gain is recorded in OCI as of September 30, 2012. In late November 2012, the Financial Services Authority approved the change of ownership of the LME. The Company expects to collect payment for the sale of their shares and to reclassify the unrealized gain in accumulated OCI and recognize the realized gain in earnings in the first quarter of fiscal year 2013.
The profitability of our C&RM and CES segments continued to be constrained by low short term interest rates as well as increased costs associated with the expansion of these segments, particularly in London. Our Foreign Exchange segment showed continued growth in revenues in both our global payments and customer hedging product lines. However, some of this growth was offset by a decrease in arbitrage opportunities. The Securities segment continued to experience stronger volumes due to increased demand from retail customers of our institutional clients, our ongoing expansion into the Latin American markets and growth in the debt capital markets product line, most notably in Argentina.
The Company has implemented several initiatives that added to the growth in operating revenues in 2012, but they have not yet resulted in increased profitability. Most notable were the acquisition in August 2011 of Ambrian Commodities Limited, which was renamed INTL FCStone (Europe) Limited, and the Company's subsequent acquisition of the LME metals team discussed above. These initiatives included the build out of our C&RM, CES, foreign exchange prime brokerage, and OTC derivative trading capabilities in London. While these initiatives were not profitable in the 2012 fiscal year as a whole, they were profitable for the fourth quarter of fiscal 2012. The Company has also expanded our investment banking and soft commodities product lines as well as our global operations staff. We have expanded our internal information technology development capabilities, which allows us to deploy OTC product offerings more rapidly.

Results of Operations
Set forth below is the Company’s discussion of the results of its operations, as viewed by management, for the fiscal years ended 2012, 2011 and 2010, respectively. This discussion refers to both U.S. GAAP results and adjusted non-GAAP marked-to-market information, in accordance with the information presented in Item 6, Selected Financial Data. For the Foreign Exchange, Securities, Clearing and Execution Services ("CES") and Other segments, there are no differences between the U.S. GAAP results and the adjusted non-GAAP marked-to-market results. Only the Commodity and Risk Management Services ("C&RM") segment has differences between the U.S. GAAP results and the adjusted non-GAAP marked-to-market results. However, this means that there are differences between the U.S. GAAP basis and the non-GAAP marked-to-market basis total operating revenues, total contribution and net income. Please note that any term below that contains the word ‘adjusted’ refers to non-GAAP, marked-to-market information.
The discussion below relates only to continuing operations. All revenues and expenses, including income tax expense, relating to discontinued operations have been removed from disclosures of total revenues and expenses in all periods and are reflected net, within the income (loss) from discontinued operations amounts.
Financial Overview
The following table shows an overview of our financial results:

Financial Overview (Unaudited)

	Year Ended September 30,
(in millions)	2012	% Change	2011	% Change	2010
Operating revenues	$457.7	8%	$423.2	57%	$269.0
Marked-to-market adjustment (non-GAAP)	6.8	n/m	(8.4)	n/m	6.0
Adjusted operating revenues (non-GAAP)	464.5	12%	414.8	51%	275.0
Interest expense	11.6	3%	11.3	14%	9.9
Adjusted net revenues (non-GAAP)	452.9	12%	403.5	52%	265.1
Non-interest expenses	426.8	21%	352.4	46%	241.2
Adjusted income from continuing operations, before tax (non-GAAP)	$26.1	(49)%	$51.1	114%	$23.9
Reconciliation of net revenues from GAAP to adjusted, non-GAAP numbers:
Net revenues	$446.1		$411.9		$259.1
Marked-to-market adjustment (non-GAAP)	6.8		(8.4)		6.0
Adjusted net revenues (non-GAAP)	$452.9		$403.5		$265.1
Reconciliation of income from continuing operations, before tax from GAAP to adjusted, non-GAAP numbers:
Income from continuing operations before income tax	$19.3		$59.5		$17.9
Marked-to-market adjustment (non-GAAP)	6.8		(8.4)		6.0
Adjusted income from continuing operations, before tax (non-GAAP)	$26.1		$51.1		$23.9
2012 Operating Revenues vs. 2011 Operating Revenues
The Company’s operating revenues under U.S. GAAP for 2012 and 2011 were $457.7 million and $423.2 million, respectively. This 8% increase in operating revenue was primarily driven by 42% and 31% increases in the CES and Securities segments, respectively. In addition, there were increases in operating revenues of 6% in the Foreign Exchange segment and 9% in the Other segment, which were partially offset by a 3% decrease in the operating revenues in the C&RM segment compared to the prior year.
The Company’s adjusted operating revenues were $464.5 million in 2012, compared with $414.8 million in 2011, an increase of $49.7 million, or 12%. The only difference between operating revenues and adjusted operating revenues, a non-GAAP measure, is the gross marked-to-market adjustment of $6.8 million and $(8.4) million for 2012 and 2011, respectively. The gross marked-to-market adjustment only affects the adjusted operating revenues in the C&RM and Other segments. Adjusted operating revenues increased 3% and 15% in the C&RM and Other segments, respectively, compared to the prior year.

Adjusted operating revenues are identical to operating revenues in all other segments.
Operating revenues decreased slightly in the C&RM segment in 2012, primarily due to $14.4 million decrease in operating revenues in the precious metals product line due to a tightening of spreads and a decrease in the number of ounces traded caused by low market volatility. Adjusted operating revenues in the precious metals product line decreased $7.3 million in 2012 compared to the prior year. Operating revenues and adjusted operating revenues in our base metals product line increased $7.6 million and $14.8 million, respectively, primarily as a result of the addition of the LME metals team in the first quarter of 2012. The LME metals team added $21.8 million in both operating and adjusted operating revenues in 2012.
Within the C&RM segment, operating revenues in the soft commodity product line were relatively unchanged in 2012 compared to the prior year at $206.9 million, as a $1.8 million decline in exchange traded commission and clearing fee revenue and a $2.8 million decline in interest income were nearly offset by increases in both OTC and consulting fee revenues. The decline in exchange traded commission and clearing fee revenues was primarily related to lost revenues from clients introduced to MF Global during the first quarter of 2012, while interest income continued to be constrained by slightly lower customer deposits and lower short term interest rates. OTC volumes increased 38% over the prior year, resulting from drought related agricultural commodity volatility as well as strong volume growth in Mexico, Latin America and Europe.
Operating revenues in the Foreign Exchange segment in 2012 increased primarily as a result of higher volumes in the global payments business and higher commercial hedging activity, most notably in Brazil, as well as increased trading activity in our speculative customer prime brokerage business. These increases were partially offset by a 30% decrease in operating revenues in the foreign exchange arbitrage business.
Operating revenues in the Securities segment in 2012 benefited from an increase in demand from customers of our international equities market-making product line, as the overall equities markets volumes recovered, as well as a $4.5 million increase in operating revenues in the debt capital markets product line driven by increased activity in the Company's Argentina operations.
Operating revenues in the CES segment increased 42%, driven by a 67% increase in exchange traded volumes primarily attributable to accounts transferred from MF Global. However, operating revenues in this segment continue to be constrained by low short-term interest rates.
Operating revenues and adjusted operating revenues in the Other segment increased by 9% and 15%, respectively. These increases were primarily caused by the expansion of our grain financing and physical commodity origination product lines, which were partially offset by lower asset management revenues. See 2012 vs. 2011 Segment Analysis below for additional information on activity in each of the segments.
In 2012, operating revenues include realized gains of $2.5 million and unrealized losses of $1.1 million on interest rate swap derivative contracts used to manage a portion of our aggregate interest rate position. In 2011, operating revenues included realized gains of $4.2 million and unrealized losses of $0.2 million on interest rate swap derivative contracts. These interest rate swaps are not designated for hedge accounting treatment, and changes in the fair values of these interest rate swaps, which are volatile and can fluctuate from period to period, are recorded in earnings on a quarterly basis. As of September 30, 2012, $765 million in notional principal of interest rate swaps were outstanding with a weighted-average life of 6 months months.
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
Operating revenues increased significantly in the C&RM segment in 2011, due to increases in exchange-traded and OTC volumes in our soft commodities product line of 4% and 126%, respectively over the prior year, resulting from an increase in volatility in agricultural commodities, as well as an expanded customer base, a benefit of recent acquisitions and geographic expansion. The acquisition of the Hanley Companies in Q4 2010 led to an increased offering of structured OTC products to our commercial customers, contributing to the significant increase in operating revenues, primarily reflected within 'trading gains, net' in our consolidated income statements, in 2011 as compared to the prior year.
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
In 2011, operating revenues include realized gains of $4.2 million and unrealized losses of $0.2 million on interest rate swap derivative contracts used to manage a portion of our aggregate interest rate position. In 2010, operating revenues included realized and unrealized gains of $1.0 million and $2.5 million, respectively, on interest rate swap derivative contracts. These interest rate swaps are not designated for hedge accounting treatment, and changes in the fair values of these interest rate swaps, which are volatile and can fluctuate from period to period, are recorded in earnings on a quarterly basis. As of September 30, 2011, $1.1 billion in notional principal of interest rate swaps were outstanding with a weighted-average life of 14 months.
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
2012 Interest expense vs. 2011 Interest expense
Interest expense: Interest expense increased from $11.3 million for 2011 to $11.6 million for 2012. This increase was due to increases in the average borrowings on our credit facilities, primarily related to base metals activities, during 2012. The increase was partially offset by a decrease in interest paid to customers, impact from the interest rate swaps discussed below and the result of the conversion of the remaining balance of the Company's convertible subordinated debt in September 2011.
In 2008, the Company entered into two three-year interest rate swaps for a total notional value of $100 million, which were originally designated as cash flow hedges. The Company previously discontinued hedge accounting for one of the swaps. Hedge accounting for the remaining swap was discontinued during 2011, which resulted in reclassifying a portion of the deferred loss to earnings during the year. The effective portion of the change in cash flows from the interest rate swaps had the effect of increasing the Company's reported interest expense by $1.0 million during 2011. During 2011, both interest rate swap contracts, each with a notional value of $50 million, matured. See Note 4 to the Consolidated Financial Statements for further information.
2011 Interest expense vs. 2010 Interest expense
Interest expense: Interest expense increased from $9.9 million for 2010 to $11.3 million for 2011. This increase in interest expense was primarily driven by increases in the base metal product line and commodity financing business during 2011, as well as an increase in quarterly commitment fees and amortizable line of credit fees on renewed and expanded committed credit facilities closed in the fourth quarter of 2010 and first quarter of 2011. The increase in interest expense was partially offset by a decrease in interest on subordinated debt, as FCStone, LLC, our futures commission merchant, repaid substantially all of its subordinated debt during the first six months of 2010, and did not renew the subordinated credit facility. In 2008, the Company entered into two three-year interest rate swaps for a total notional value of $100 million, which were originally designated as cash flow hedges. The Company previously discontinued hedge accounting for one of the swaps. Hedge accounting for the remaining swap was discontinued during 2011, which resulted in reclassifying a portion of the deferred loss to earnings during the year. During 2011, both interest rate swap contracts, each with a notional value of $50 million, matured. See Note 4 to the Consolidated Financial Statements for further information.

Non-Interest Expenses
The following table shows a summary of our non-interest expenses.

	Year Ended September 30,
(in millions)	2012	% Change	2011	% Change	2010
NON-INTEREST EXPENSES
Compensation and benefits	$202.4	15%	$176.6	69%	$104.2
Clearing and related expenses	107.2	39%	77.4	13%	68.2
Introducing broker commissions	31.0	29%	24.0	27%	18.9
Other non-interest expenses:
Communication and data services	22.6	46%	15.5	40%	11.1
Occupancy and equipment rental	11.0	24%	8.9	44%	6.2
Professional fees	12.9	22%	10.6	31%	8.1
Depreciation and amortization	7.2	53%	4.7	194%	1.6
Bad debts and impairments	1.5	(76)%	6.2	7%	5.8
Other expense	31.0	9%	28.5	67%	17.1
	86.2	16%	74.4	49%	49.9
Total non-interest expenses	$426.8	21%	$352.4	46%	$241.2
2012 Non-Interest Expenses vs. 2011 Non-Interest Expenses
Total Non-Interest Expenses: Non-interest expenses increased by 21% from $352.4 million in 2011 to $426.8 million in 2012.
Compensation and Benefits: Compensation and benefits expense increased by 15% from $176.6 million to $202.4 million, and represented 47% and 50% of total non-interest expenses in 2012 and 2011, respectively. Total compensation and benefits were 44% of operating revenues and adjusted operating revenues in 2012, respectively, compared to 42% and 43% in 2011, respectively. The variable portion of compensation and benefits decreased 2% from $99.9 million in 2011 to $97.9 million in 2012, as an 8% increase in operating revenues as compared to the prior year, was more than offset by a decrease in administrative and executive variable incentive compensation. Administrative and executive bonuses were $14.1 million, compared with $15.7 million in 2011.
The fixed portion of compensation and benefits increased 36% from $76.7 million in 2011 to $104.5 million in 2012, primarily as a result of the acquisition of Ambrian Commodities Limited, the LME metals team of MF Global and TRX Futures Limited, as well as an expansion of investment banking and administrative departments, including information technology development, credit and risk, compliance and accounting departments. Stock-based compensation includes stock option and restricted stock expense. Stock option expense was $1.4 million in 2012, compared with $0.6 million in 2011. Restricted stock expense includes a proportion of the current year, as well as the previous two years, bonuses allocated to restricted stock awards, as the awards are deferred and expensed ratably over their three year vesting period. Restricted stock expense was $4.5 million in 2012, compared with $1.7 million in 2011. The number of employees increased 19%, from 904 at the end of fiscal 2011 to 1,074 at the end of fiscal 2012, primarily as a result of acquisitions of the LME metals team and TRX Futures Limited.
Clearing and Related Expenses: Clearing and related expenses increased by 39% from $77.4 million in 2011 to $107.2 million in 2012. This increase was primarily due to a 59% increase in exchange-traded customer volume, a 38% increase in OTC trading volumes in the C&RM segment within the Hanley Companies, as well as an increase in trading volume in our equities market-making business and activity from the acquisitions of Ambrian Commodities Limited and TRX Futures Limited.
Introducing Broker Commissions: Introducing broker commissions increased by 29% from $24.0 million in 2011 to $31.0 million in 2012. This increase was primarily due to an increase in exchange-traded volumes from our introducing brokers, particularly in our CES segment as several new introducing broker relationships were opened following the bankruptcy filing of MF Global in October 2011.
Other Non-Interest Expenses: Other non-interest expenses increased by 16% from $74.4 million in 2011 to $86.2 million in 2012. Communication and data services expenses increased $7.1 million, primarily due to increases in market information expenses and trading software costs following the acquisitions of Hudson Capital Energy, Ambrian Commodities Limited, the LME metals team and TRX Futures Limited, as well as expansion of our soft commodities and foreign exchange activities. Occupancy and equipment rental increased $2.1 million, primarily as a result of the relocation of our London offices, in conjunction with the acquisitions of Ambrian Commodities Limited, the LME metals team and TRX Futures Limited. Depreciation and amortization increased $2.5 million, primarily due to the increase in depreciation of additional information technology software and infrastructure and leasehold improvements placed into service during 2012 and 2011.
Partially offsetting the increase in other non-interest expenses, bad debts and impairments decreased $4.7 million year over year. During 2012, bad debts and impairments were $1.5 million and included $0.8 million of impairment charges on intangible assets, previously determined to have indefinite lives, and $0.7 million of bad debt expense, net of recoveries of $0.1 million. During 2011, bad debts and impairments were $6.2 million and included an impairment loss of $1.7 million related to the fair value adjustment of its investment in debentures for the single asset owning company of Suriwongse Hotel located in Chiang Mai, Thailand, originally issued in August 2008, as more fully described in both Note 3 - Assets and Liabilities, at Fair Value to the Consolidated Financial Statements and in the Securities section of our 2011 vs. 2010 Segment Analysis. Additionally, during 2011, the Company recorded bad debt expense, net of recoveries, of $4.5 million, as more fully discussed in our 2011 vs 2010 Non-Interest Expense Analysis.
Within 'other' expense, the Company recorded $2.0 million in expense during 2012 related to the revaluation of contingent liabilities related to potential additional consideration to be paid for the acquisitions of the RMI Companies, the Hanley Companies and Hencorp Futures, compared to $3.2 million during 2011. The Company also accrued additional contingent consideration during 2012 and 2011 of $0.4 million and $1.6 million, respectively, related to FCStone, LLC's pre-merger acquisitions of Downes & O’Neill, LLC and Globecot, Inc. Also, as a result of the acquisitions made over the last two years and expansion of our offices, primarily in London, Singapore and South America, business development and employee travel expenses increased $2.3 million in 2012 as compared to the prior year.
Provision for Taxes: The effective income tax rate on a U.S. GAAP basis was 21%, in 2012, compared with 38% in 2011. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. In 2012, we have a loss from continuing operations, before tax attributable from U.S. jurisdictions, compared to 2011, where 46% of the income from continuing operations, before tax was attributable from U.S. jurisdictions. Generally, when the percentage of pretax earnings generated from the U.S. decreases, our effective income tax rate decreases.
2011 Non-Interest Expenses vs. 2010 Non-Interest Expenses
Total Non-Interest Expenses: Non-interest expenses increased by 46% from $241.2 million in 2010 to $352.4 million in 2011.
Compensation and Benefits: Compensation and benefits expense increased by 69% from $104.2 million to $176.6 million, and represented 50% and 43% of total non-interest expenses in 2011 and 2010, respectively. Total compensation and benefits were 42% of operating revenues and adjusted operating revenues in 2011, respectively, compared to 39% and 38% in 2010, respectively. The variable portion of compensation and benefits increased by 95% from $51.3 million in 2010 to $99.9 million in 2011, mainly as a result of the 57% increase in operating revenues as compared to the prior year. Administrative and executive bonuses were $15.7 million, compared with $6.0 million in 2010.
The fixed portion of compensation and benefits increased 43% from $52.9 million in 2010 to $75.7 million in 2011. Stock-based compensation includes stock option expense and restricted stock expense. Stock option expense was $0.6 million in 2011, compared with $0.5 million in 2010. Restricted stock expense includes a proportion of the 2011, as well as the previous two years, bonuses allocated to restricted stock awards, as the awards are deferred and expensed ratably over their three year vesting period. Restricted stock expense was $1.7 million in 2011, compared with $1.4 million in 2010. The number of employees increased 24%, from 729 at the end of fiscal 2010 to 904 at the end of fiscal 2011, primarily as a result of acquisitions of the Provident Group, Hencorp Futures, Ambrian Commodities Limited, as well as certain assets purchased from Hudson Capital Energy, LLC.
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
Other non-interest expenses include bad debt expense, net of recoveries, and impairments of $6.2 million and $5.8 million for the years ended 2011 and 2010, respectively. During 2011, the Company recorded an impairment loss of $1.7 million related to the fair value adjustment of its investment in debentures for the single asset owning company of Suriwongse Hotel located in Chiang Mai, Thailand, originally issued in August 2008, as more fully described in both Note 3 - Assets and Liabilities, at Fair Value to the Consolidated Financial Statements and in the Securities section of our 2011 vs. 2010 Segment Analysis.
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
Provision for Taxes: The effective income tax rate on a U.S. GAAP basis was 38%, in 2011, compared with 36% in 2010. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. In 2011, 46% of the income from continuing operations, before tax was attributable from U.S. jurisdictions, compared to 25% in 2010. Generally, when the percentage of pretax earnings generated from the U.S. increases, our effective income tax rate increases.
Variable vs. Fixed Expenses

	Year Ended September 30,
(in millions)	2012	% of Total	2011	% of Total	2010	% of Total
VARIABLE vs. FIXED EXPENSES
Variable compensation and benefits	$97.9	23%	$99.9	28%	$51.3	21%
Variable clearing and related expenses	104.3	24%	74.8	21%	66.4	28%
Introducing broker commissions	31.0	8%	24.9	8%	18.9	8%
Total variable expenses	233.2	55%	199.6	57%	136.6	57%
Fixed expenses	192.1	44%	146.6	41%	98.8	41%
Bad debts and impairments	1.5	—%	6.2	2%	5.8	2%
Total non-variable expenses	193.6	45%	152.8	43%	104.6	43%
Total non-interest expenses	$426.8	100%	$352.4	100%	$241.2	100%
The Company seeks to make its non-interest expenses variable to the greatest extent possible, and to keep its fixed costs as low as possible. The table above shows an analysis of the Company’s total non-interest expenses for the years ended September 30, 2012, 2011 and 2010, respectively.
Historically, the Company's variable expenses have consisted of variable compensation paid to traders and risk management consultants, bonuses paid to operational employees, clearing and related expenses and introducing broker commissions. Accrued administrative and executive bonuses have historically been shown as fixed expenses. As administrative and executive bonuses accruals are either directly or indirectly determined by profitability of the Company, we have included these accruals as variable expenses in the table above. The amounts related to these accruals which had previously been reported as fixed expenses for the years ended September 30, 2010 was $5.0 million.
As a percentage of total non-interest expenses, variable expenses were 55% in 2012 and 57% in 2011 and 2010, respectively.

Segment Information
The Company reports its operating segments based on services provided to customers. The following table shows information concerning the Company’s principal business segments.

	Year Ended September 30,
(in millions)	2012	% Change	2011	% Change	2010
SEGMENT RESULTS
Commodity and Risk Management Services (C&RM)
Operating revenues	$246.0	(3)%	$252.6	95%	$129.8
Gross marked-to-market adjustment (non-GAAP)	5.9	n/m	(8.4)	n/m	6.0
Adjusted operating revenues (non-GAAP)	251.9	3%	244.2	80%	135.8
Interest expense	6.9	(18)%	8.4	35%	6.2
Variable direct expenses	96.1	4%	92.6	76%	52.7
Adjusted net contribution (non-GAAP)	148.9	4%	143.2	86%	76.9
Non-variable direct expenses	73.3	26%	58.1	52%	38.1
Adjusted segment income (non-GAAP)	75.6	(11)%	85.1	119%	38.8
Foreign Exchange
Operating revenues	$62.6	6%	$59.3	25%	$47.5
Interest expense	0.9	(10)%	1.0	43%	0.7
Variable direct expenses	20.4	(4)%	21.2	13%	18.8
Net contribution	41.3	11%	37.1	33%	28.0
Non-variable direct expenses	13.0	43%	9.1	47%	6.2
Segment income	28.3	1%	28.0	28%	21.8
Securities
Operating revenues	$39.9	31%	$30.5	47%	$20.8
Interest expense	0.3	(25)%	0.4	(20)%	0.5
Variable direct expenses	19.8	46%	13.6	53%	8.9
Net contribution	19.8	20%	16.5	45%	11.4
Non-variable direct expenses	15.3	5%	14.6	152%	5.8
Segment income	4.5	137%	1.9	(66)%	5.6
Clearing & Execution Services (CES)
Operating revenues	$93.8	42%	$66.1	7%	$61.8
Interest expense	0.5	(44)%	0.9	(50)%	1.8
Variable direct expenses	79.0	55%	50.9	3%	49.3
Net contribution	14.3	—%	14.3	34%	10.7
Non-variable direct expenses	12.1	29%	9.4	(2)%	9.6
Segment income	2.2	(55)%	4.9	345%	1.1
Other
Operating revenues	$15.6	9%	$14.3	61%	$8.9
Gross marked-to-market adjustment (non-GAAP)	0.9	n/m	—	n/m	—
Adjusted operating revenues (non-GAAP)	16.5	15%	14.3	61%	8.9
Interest expense	1.4	8%	1.3	550%	0.2
Variable direct expenses	3.9	30%	3.0	88%	1.6
Adjusted net contribution (non-GAAP)	11.2	12%	10.0	41%	7.1
Non-variable direct expenses	4.9	11%	4.4	29%	3.4
Adjusted segment income (non-GAAP)	6.3	13%	5.6	51%	3.7

(continued)
	Year Ended September 30,
(in millions)	2012	% Change	2011	% Change	2010
Total Segment Results
Operating revenues	$457.9	8%	$422.8	57%	$268.8
Gross marked-to-market adjustment (non-GAAP)	6.8	n/m	(8.4)	n/m	6.0
Adjusted operating revenues (non-GAAP)	464.7	12%	414.4	51%	274.8
Interest expense	10.0	(17)%	12.0	28%	9.4
Variable direct expenses	219.2	21%	181.3	38%	131.3
Adjusted net contribution (non-GAAP)	235.5	7%	221.1	65%	134.1
Non-variable direct expenses	118.6	24%	95.6	52%	63.1
Adjusted net segment income (non-GAAP)	$116.9	(7)%	$125.5	77%	$71.0
Reconciliation of C&RM net contribution from GAAP to adjusted, non-GAAP numbers:
Total C&RM net contribution	$143.0		$151.6		$70.9
Gross marked-to-market adjustment (non-GAAP)	5.9		(8.4)		6.0
C&RM adjusted net contribution (non-GAAP)	$148.9		$143.2		$76.9
Reconciliation of C&RM segment income from GAAP to adjusted, non-GAAP numbers:
Total C&RM segment income	$69.7		$93.5		$32.8
Gross marked-to-market adjustment (non-GAAP)	5.9		(8.4)		6.0
C&RM adjusted segment income (non-GAAP)	$75.6		$85.1		$38.8
Reconciliation of Other net contribution from GAAP to adjusted, non-GAAP numbers:
Total Other net contribution	$10.3		$10.0		$7.1
Gross marked-to-market adjustment (non-GAAP)	0.9		—		—
Other adjusted net contribution (non-GAAP)	$11.2		$10.0		$7.1
Reconciliation of Other segment income from GAAP to adjusted, non-GAAP numbers:
Total Other segment income	$5.4		$5.6		$3.7
Gross marked-to-market adjustment (non-GAAP)	0.9		—		—
Other adjusted segment income (non-GAAP)	$6.3		$5.6		$3.7
Reconciliation of total operating revenues from GAAP to adjusted, non-GAAP numbers:
Total operating revenues	$457.7		$423.2		$269.0
Gross marked-to-market adjustment (non-GAAP)	6.8		(8.4)		6.0
Operating revenue not assigned to a segment	0.2		(0.4)		(0.2)
Adjusted segment operating revenues (non-GAAP)	$464.7		$414.4		$274.8
Reconciliation of net contribution from GAAP to adjusted, non-GAAP numbers:
Total net contribution	$228.7		$229.5		$128.1
Gross marked-to-market adjustment (non-GAAP)	6.8		(8.4)		6.0
Adjusted net contribution (non-GAAP)	$235.5		$221.1		$134.1
Reconciliation of segment income from GAAP to adjusted, non-GAAP numbers:
Total net segment income	$110.1		$133.9		$65.0
Gross marked-to-market adjustment (non-GAAP)	6.8		(8.4)		6.0
Adjusted net segment income (non-GAAP)	$116.9		$125.5		$71.0

2012 vs. 2011 Segment Analysis
The net contribution of all the Company’s business segments decreased 0% to $228.7 million in 2012 as compared to $229.5 million in 2011. The adjusted net contribution of all the Company’s business segments increased 7% to $235.5 million in 2012 as compared with $221.1 million in 2011.
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
Total segment income was $110.1 million in 2012, compared with $133.9 million in 2011. Total adjusted segment income was $116.9 million in 2012, compared with $125.5 million in 2011.
Segment income is calculated as net contribution less non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational employee compensation and benefits, communication and data services, business development, professional fees, bad debt expense, trade errors and direct marketing expenses.
Commodity and Risk Management Services – Operating revenues under U.S. GAAP decreased from $252.6 million in 2011 to $246.0 million in 2012. Adjusted operating revenues increased by 3% from $244.2 million in 2011 to $251.9 million in 2012. Operating revenues within this segment are primarily driven by the soft commodities, precious metals and base metals product lines.
Within the soft commodities product line, operating revenues were relatively unchanged from $206.9 million in 2011 to $207.0 million in 2012. Exchange-traded contract volumes decreased 1% and OTC contract volumes increased 38%, respectively in 2012, over the prior fiscal year, which includes primarily agricultural and energy commodities. While drought related volatility in agricultural commodities drove an increase in exchange traded contract volumes in the last six months of 2012, adverse economic and industry conditions in the first quarter of 2012 more than offset those increases, resulting in the slight volume decline in the 2012. Despite relatively flat volumes, exchange traded commission and clearing fee revenues declined $1.8 million to $64.5 million in 2012, primarily as a result of the effect of lost revenues from clients introduced by RMI and Hencorp Futures to MF Global. The majority of these clients previously introduced to MF Global have subsequently opened accounts directly with FCStone LLC. Overall OTC revenues, primarily reflected within 'trading gains, net' in our consolidated income statements, increased $2.9 million to $123.1 million in 2012, compared to the prior year. This increase was a result of the agricultural commodity volatility noted above as well as strong growth in overall OTC contract volumes, particularly in Mexico, Latin America and Europe, which was partially offset by lower structured OTC product volumes, particularly in the Brazil markets during 2012. Interest income decreased 39% to $4.5 million, driven by a 8% decrease in the average level of exchange traded customer deposits to $923.2 million, lower OTC customer deposits and lower short term interest rates.
Precious metals operating revenues decreased from $25.5 million in 2011 to $11.1 million in 2012. Precious metals adjusted operating revenues decreased from $21.4 million in 2011 to $14.1 million in 2012. These decreases were primarily a result of a tightening of spreads due to a lack of market volatility and a 14% decrease in the number of ounces traded in 2012 as compared to the prior year period, particularly in the Far East markets.
Base metals operating revenues increased from $20.3 million in 2011 to $27.9 million in 2012. Base metals adjusted operating revenues increased from $16.0 million in 2011 to $30.8 million in 2012. These increases primarily resulted from the addition of the LME metals team in Q1 2012, which added $21.8 million, partially offset by a tightening of spreads in the physical base metals business.
Segment income decreased from $93.5 million in 2011 to $69.7 million in 2012. Adjusted segment income decreased from $85.1 million to $75.6 million. Variable expenses expressed as a percentage of operating revenues increased from 37% to 39%. Variable expenses expressed as a percentage of adjusted operating revenues remained consistent at 38% in each year. Segment income in 2012 was primarily affected by the decrease in revenues, as discussed above, along with increases in non-variable compensation and benefits and communications and data services primarily resulting from the acquisition of the LME metals team. Segment income in 2011 was affected by bad debt expense of $6.0 million, primarily related to two precious metals customers to whom the Company had consigned gold, which was partially offset by $1.7 million in recoveries of bad debt expense, primarily related to a bad debt provision decrease on a previous customer account deficit based on collection of an amount in excess of the amount expected to be collected against a promissory note.
Foreign exchange trading – Operating revenues increased by 6% from $59.3 million in 2011 to $62.6 million in 2012. The operating revenues in the Company’s global payments product line increased from $32.4 million in 2011 to $39.0 million in 2012. This increase was driven by a 17% increase in the volume of trades in the Company’s global payments product line as the Company continued to benefit from an increase in financial institutions and other customers as well as our ability to offer an electronic transaction order system to our customers.
In 2012, the customer speculative foreign exchange product line operating revenues increased 3% to $8.2 million as compared to the prior year. Operating revenues from customer hedging activity increased 20% to $5.4 million, primarily driven by an increase of hedging by customers of our Brazilian operations. The proprietary foreign exchange arbitrage desk, which arbitrages the cash versus the exchange traded markets, experienced a 30% decrease in operating revenues to $10.0 million due to fewer favorable arbitrage opportunities.
Segment income increased 1% from $28.0 million in 2011 to $28.3 million in 2012. Variable expenses expressed as a percentage of operating revenues decreased from 36% to 33%, primarily as a result of the change in mix of revenues in the current period.
Securities – Operating revenues increased by 31% from $30.5 million in 2011 to $39.9 million in 2012. Operating revenues in the equities market-making product line increased 23% from the prior year to $25.1 million. Operating revenues in the debt capital markets product line increased from $10.4 million in 2011 to $14.9 million in 2012.
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
The debt capital markets product line, primarily focuses debt origination, including a wide range of services, including the arranging and placing of debt issues, merger and acquisition advisory services and asset backed securitization as well as debt trading in the international markets. The debt origination activities continue to be constrained due to global economic conditions, increasing 5% from $6.1 in 2011 to $6.4 million in 2012. Operating revenues in the debt trading business doubled from $4.2 million in 2011 to $8.4 million in 2012, driven by increased activity in the Company's Argentina operations.
Segment income increased 137%, from $1.9 million in 2011 to $4.5 million in 2012, primarily as a result of increase in operating revenues in the equity market making and debt trading businesses. Segment income for 2011 includes a $1.7 million loss related to the fair value adjustment of the Company's investment in debentures of the single asset owning company of Suirwongse Hotel located in Chiang Mai, Thailand. Variable expenses expressed as a percentage of operating revenues increased from 45% to 50%.
Clearing and execution services – Operating revenues increased by 42% from $66.1 million in 2011 to $93.8 million for 2012. Operating revenues are primarily generated from two sources: commission and clearing fee revenues from the execution and clearing of exchange-traded futures and options-on-futures contracts, and interest income derived from cash balances in our customers’ accounts.
Commission and clearing fee revenues increased $29.4 million, or 48% to $90.3 million in 2012, as a result of a 67% increase in exchange-traded volumes. This increase was primarily driven by accounts transferred to the Company from MF Global during Q1 2012, including a large introducing broker whose clients generally have higher volumes and lower rates per contract than the average client in this segment. Interest income declined 27% to $2.0 million in 2012 primarily as a result of a 21% decline in average customer deposits to $665.4 million.
Segment income decreased 55% from $4.9 million in 2011 to $2.2 million in 2012. The $29.4 million increase in commission and clearing fee revenue, includes an increase of $20.9 million in clearing fee revenue which is almost entirely offset by clearing fee expense paid to exchange clearing houses. Segment income declined primarily due to an increase in introducing broker commission expense, lower interest income and increased fixed compensation as the Company has increased the number of employees in this segment as compared to the prior year period. Variable expenses as a percentage of operating revenues increased from 77% to 84% and are primarily clearing and related expenses.
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
Operating revenues increased 9% from $14.3 million in 2011 to $15.6 million in 2012. Adjusted operating revenues increased 15% from $14.3 million in 2011 to $16.5 million in 2012. Assets under management as of September 30, 2012 were $482 million compared with $385.0 million as of September 30, 2011. Operating revenues in the asset management product line decreased $1.0 million to $7.6 million in 2012. Operating revenues in the grain financing and physical commodity origination product line increased 38% to $7.9 million in 2012. Adjusted operating revenues in the grain financing and physical commodity origination product line increased 55% to $8.9 million in 2012. These increases are driven by the establishment of a committed credit facility to finance commodities, which facilitated additional business as well as the expansion of our physical inputs business into the feed ingredient industry and increased demand for fats and oils origination from commercial customers. Segment income decreased 3.6% from $5.6 million in 2011 to $5.4 million in 2012. Adjusted segment income increased 13%

from $5.6 million in 2011 to $6.3 million in 2012.
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
Within the soft commodities product line, operating revenues increased 93% from $107.2 million in 2010 to $206.8 million in 2011. The acquisition of the Hanley Companies in July 2010 led to an increased offering of structured OTC products to our commercial customers, contributing to the significant increase in operating revenues in 2011 as compared to the prior-year. Within the soft commodities product line, exchange-traded and OTC volumes increased 4% and 126%, respectively over the prior year comparative period, which includes primarily agricultural and energy commodities. An increase in underlying volatility in agricultural commodities, the effect of rising agricultural commodity prices, and the contribution of recent acquisitions were the main contributors to the increase in exchange-traded volumes. Exchange-traded and consulting revenues increased as a result of the acquisition of the RMI Companies in April 2010, primarily in the natural gas markets, and Hencorp Futures at the beginning of Q1 2011, primarily in the coffee markets. The increased offering of structured OTC products and commodity price volatility has resulted in the increase in OTC volumes and revenues, primarily reflected within 'trading gains, net' in our consolidated income statements, as compared to the prior-year period, particularly in the Brazilian markets where commodities traded by the Company have expanded to include corn and cotton in addition to the historical soybeans and sugar. In addition, volatile energy markets have increased the demand for the Company's OTC risk management strategies and recent acquisitions have led to a more diversified OTC customer base including the natural gas and coffee markets. Interest income increased 97% over the prior year period as the average level of customer deposits increased 113% to $971 million, with the increase in exchange-traded and OTC volumes driving the increased average level of customer deposits. However, interest income remains a modest contributor to operating revenues given the continuation of historically low short-term interest rates.
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
The Company has an investment in debentures for the single asset owning company of Suriwongse Hotel located in Chiang Mai, Thailand, originally issued in August 2008. Renovations on the hotel, to be financed by the debentures, were delayed, but are continuing. During 2011, the hotel owner defaulted on the interest payment due to debenture holders in March 2011, and the Company recorded an impairment loss of $1.7 million related to the fair value adjustment of its investment in the debentures. The Company and other debenture holders have exercised their rights under the share pledge provisions of the debentures, and held a share auction of 100% of the shares of the single asset owning company.  The debenture holders won the share auction and the previous owner of the single asset owning company, who is also a personal guarantor of the debentures, has filed a complaint to revoke the completed auction.  The Company intends on vigorously defending actions taken in its capacity as a debenture holder. Judgment on the complaint filed by the previous owner is expected during the first quarter of 2013.  As of September 30, 2011, the carrying value of the debentures was $3.6 million. See Note 3 - Assets and Liabilities, at Fair Value to the Consolidated Financial Statements.
Segment income decreased 66%, from $5.6 million in 2010 to $1.9 million in 2011, primarily as a result of the fair value adjustment, discussed above, as well as compensation and benefits costs related to the expansion of the investment banking and advisory business acquired from the Provident Group. Variable expenses expressed as a percentage of operating revenues increased from 43% to 45%.
Clearing and execution services – Operating revenues in the segment were $66.1 million for 2011 as compared to $61.8 million for 2010. Operating revenues are primarily generated from two sources: commission and clearing fee revenues from the execution and clearing of exchange-traded futures and options-on-futures contracts, and interest income derived from cash balances in our customers’ accounts.
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
As of September 30, 2012, the Company had total equity capital of $319.1 million and bank loans of 218.2 million. Total equity as of September 30, 2012 includes an unrealized gain of $6.3 million, net of income tax expense of $2.0 million, that is recorded in OCI, related to shares of The London Metal Exchange (LME) held by the Company, that have been designated as available-for-sale. In July 2012, the shareholders of London Metal Exchange Holdings Limited, the parent company of the LME, voted to accept the sale of the LME by Hong Kong Exchanges & Clearing Limited. In December 2012, the CME completed its acquisition of the KCBT. The Company expects to receive proceeds of $1.5 million and recognize a gain of $0.9 million before taxes, in connection with its class A shares of the KCBT held as of September 30, 2012, during the first quarter of fiscal year 2013.
A substantial portion of the Company’s assets are liquid. As of September 30, 2012, approximately 92% of the Company’s assets consisted of cash; deposits and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory, at cost. All assets that are not customer and counterparty deposits, are financed by the Company’s equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased, and other payables.
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
Information related to bad debt expense, net of recoveries, for the fiscal years ended 2012, 2011 and 2010 is set forth in Note 5 of the Consolidated Financial Statements.
Primary Sources and Uses of Cash
The Company’s assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and the growth of the Company. The Company’s total assets as of September 30, 2012 and September 30, 2011, were $2,958.9 million and $2,635.7 million, respectively. The Company’s operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. FCStone, LLC, our FCM subsidiary, occasionally uses its margin line credit facilities, on a short-term basis, to meet intra-day settlements with the commodity exchanges prior to collecting margin funds from our customers.
The majority of the assets of FCStone, LLC are restricted from being transferred to its parent or other affiliates due to specific regulatory requirements. These restrictions have no impact on the ability of the Company to meet its cash obligations, and no impact is expected in the future.
We have liquidity and funding policies and processes in place that are intended to maintain significant flexibility to address both company-specific and industry liquidity needs. The majority of our excess funds are held with high quality institutions, under highly-liquid reverse repurchase agreements, with a maturity of typically three days or less, U.S. government obligations and AA-rated money market investments. The Company does not hold any direct investments in the general obligations of any sovereign nations.
As of September 30, 2012, $108.9 million of cash, cash equivalent and available-for-sale investment securities was held by our foreign subsidiaries. If these funds are needed for operations in the United States, the Company would be required to accrue and pay U.S. taxes to repatriate these funds, up to the amount of undistributed earnings of $130.7 million. However, our intent is to indefinitely reinvest these funds outside of the United States, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
As of September 30, 2012, approximately $10.0 million of the Company’s financial instruments owned and $5.7 million of financial instruments sold, not yet purchased, are exchangeable foreign equities and ADRs.
As of September 30, 2012, the Company had four committed bank credit facilities, totaling $385.0 million, of which $218.2 million was outstanding. The credit facilities include:

•
A revolving syndicated loan facility, committed until January 31, 2013, under which the Company’s subsidiary, INTL Commodities, Inc. ("INTL Commodities") is entitled to borrow up to $140 million, subject to certain conditions. The loan proceeds are used to finance the activities of INTL Commodities.

•
A three-year syndicated loan facility, committed until October 1, 2013, under which INTL FCStone Inc. is entitled to borrow up to $95 million, subject to certain conditions. The loan proceeds are used to finance working capital needs of the Company and certain subsidiaries.

•
An unsecured syndicated line of credit, committed until April 11, 2013, under which the Company's subsidiary, FCStone, LLC is entitled to borrow up to $75 million. This line of credit is intended to provide short-term funding of margin to commodity exchanges as necessary.

•
A syndicated borrowing facility, committed until May 31, 2013, under which the Company’s subsidiary, FCStone Merchant Services, LLC ("FCStone Merchants") is entitled to borrow up to $75 million, subject to certain conditions. The loan proceeds are used to finance traditional commodity financing arrangements or the purchase of eligible commodities from sellers who have agreed to sell and later repurchase such commodities from FCStone Merchants.

During fiscal 2013, or shortly thereafter, $385 million of our committed credit facilities are scheduled to expire. We are currently in discussions with current and potential lenders to renew, extend or rearrange these facilities. While there is no guarantee that we will be successful in renewing, extending or rearranging these agreements as they expire, based on our liquidity position and capital structure, we believe we will be able to do so. At this time, we are unable to determine the duration, applicable interest rates or other costs associated with the renewal or replacement of these facilities.
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
In November 2011, INTL FCStone (Europe) Ltd, the Company's wholly owned subsidiary in the United Kingdom ("UK"), arranged with the administrator of MF Global's UK operations to acquire certain assets of the Metals Division of MF Global UK Limited (in special administration). As part of the arrangement, the Company received an assignment of customer accounts and customer account documentation and hired more than 50 professionals from MF Global's metals trading business based in London. The purchase price of the acquisition of certain assets from MF Global was $1.0 million. There was no contingent consideration associated with this transaction. The total purchase price of this transaction was not material to the consolidated financial statements.
In November 2011, the Company acquired 100% of the ownership interests in Coffee Network LLC ("Coffee Network"). Following the acquisition, the activities of Coffee Network were reorganized as a division of FCStone, LLC. The purchase price for the Coffee Network acquisition consists of an initial payment of $0.2 million, three additional annual contingent payments and a final contingent payment. The total purchase price for the acquisition of Coffee Network was not material to the consolidated financial statements.
In April 2012, the Company's wholly-owned subsidiary in the UK, INTL Holding (UK) Limited, acquired 100% of the outstanding shares of TRX Futures Limited ("TRX") from Neumann Gruppe GmbH. The purchase price was equal to the tangible net asset value ("NAV") of TRX, which was approximately $12.9 million. There are no additional payments remaining for this acquisition. The total purchase price for this acquisition was not considered to be material to the consolidated financial statements. Subsequent to September 30, 2012, the activities of TRX have been reorganized within INTL FCStone (Europe), and TRX is in the process of dissolution.
In February 2012, the Company's subsidiaries, INTL Participacoes LTDA and FCStone do Brasil, acquired 100% of the shares of Aporte DTVM. Following the acquisition, Aporte DTVM was renamed INTL FCStone DTVM Ltda. ("INTL FCStone DTVM"). Based in Brazil, its activities consist of equity brokerage and trustee services. The purchase price for the acquisition of the shares of Aporte DTVM was $1.5 million. There are no additional payments remaining for this acquisition. The total purchase price for this acquisition was not considered to be material.
The Company has contingent liabilities relating to several acquisitions it has completed since April 2010. See Note 11 to the Consolidated Financial Statements for additional information on these contingent liabilities. Under the terms of the purchase agreements, the Company has obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings. The contingent liabilities for these estimated additional discounted purchase price considerations totaled $14.8 million as of September 30, 2012, and are included within ‘accounts payable and other accrued liabilities’ in the consolidated balance sheets. The Company estimates cash payments during fiscal 2013, 2014 and 2015 related to these contingent liabilities, to be $13.4 million, $0.4 million and $2.3 million, respectively.
The Company contributed $1.5 million to its defined benefit pension plans during the year ended September 30, 2012, and expects to contribute $2.5 million to the plans during fiscal 2013, which represents the minimum funding requirement.

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
INTL FCStone (Europe) and INTL Global Currencies Limited are regulated by the Financial Services Authority, the regulator of the financial services industry in the United Kingdom, and each subject to a net capital requirement.
INTL FCStone Securities, a broker-dealer subsidiary, is subject to the net capital requirements of the SEC relating to liquidity and net capital levels. The Company’s ability to receive distributions from INTL FCStone Securities is restricted by regulations of the SEC. The Company’s right to receive distributions from its subsidiaries is also subject to the rights of the subsidiaries’ creditors, including customers of INTL FCStone Securities.
FCC Investments, Inc., a broker-dealer subsidiary, is subject to the net capital requirements of the SEC relating to liquidity and net capital levels.
FCStone Australia Pty, Ltd ("FCStone Australia") is regulated by the Australian Securities and Investment Commission and is subject to a net tangible asset capital requirement. FCStone Australia is also regulated by the New Zealand Clearing Limited, and is subject to a capital adequacy requirement.
FCStone Commodity Services (Europe), Ltd. is domiciled in Ireland and subject to regulation by the Financial Regulator of Ireland, and is subject to a net capital requirement.
INTL FCStone DTVM is a registered broker-dealer and regulated by the Brazilian Central Bank and Securities and Exchange Commission of Brazil, and is subject to a capital adequacy requirement of $0.7 million. The recently acquired INTL FCStone DTVM, a shell company with no significant operations, had net capital lower than the minimum required amount by less than $0.1 million as of September 30, 2012. The Company expects to remediate this shortfall in net capital of INTL FCStone DTVM for the semi-annual regulatory filing prepared as of December 31, 2012.
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
Excluding INTL FCStone DTVM, all other subsidiaries of the Company are in compliance with all of their capital regulatory requirements as of September 30, 2012. Additional information on these net capital and minimum net capital requirements can be found within Note 12 of the Consolidated Financial Statements.
Cash Flows
The Company’s cash and cash equivalents increased from $220.6 million as of September 30, 2011 to $236.3 million as of September 30, 2012, a net increase of $15.7 million. Net cash of $92.1 million was used in operating activities, $20.0 million was used in investing activities and net cash of $129.0 million was provided by financing activities, of which $140.8 million was borrowed on lines of credit and increased the amounts payable to lenders under loans and overdrafts, $9.6 million was paid out as earn-outs on acquisitions and $4.0 million was used to repurchase shares. Fluctuations in exchange rates caused a reduction of $1.2 million to the Company’s cash and cash equivalents.
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
The Company is continuously evaluating opportunities to expand its business. During 2012, the Company paid $11.7 million, included in investing activities, for acquisitions, and $9.6 million in payments, included in financing activities, relating to earn-outs on acquisitions. See Note 18 to the Consolidated Financial Statements for additional information on acquisitions. Capital expenditures included in investing activities for property, plant and equipment totaled $8.7 million in 2012, decreasing slightly from $10.1 million in 2011. Continuing expansion of the Company’s activities will require funding and will have an effect on liquidity.
On August 12, 2011, the Company's Board of Directors authorized the repurchase of up to 1.0 million shares of the Company's outstanding common stock. During year ended September 30, 2012, the Company repurchased 217,507 shares of its outstanding common stock in open market transactions, in the aggregate amount of $4.0 million.
On November 15, 2012, the Company's Board of Directors replaced the August 12, 2011 authorized repurchase of up to 1.0 million shares of its outstanding common stock with an authorization to repurchase up to 1.5 million shares of its outstanding common stock from time to time in open market purchases and private transactions, subject to the discretion of the senior management team to implement the Company's stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal and regulatory requirements.
Apart from what has been disclosed above, there are no known trends, events or uncertainties that have had or are likely to have a material impact on the liquidity, financial condition and capital resources of the Company.
Contractual Obligations
The following table summarizes our cash payment obligations as of September 30, 2012:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	After 5 Years
Operating lease obligations	$39.4	$7.1	$11.0	$12.0	$9.3
Purchase obligations(1)	630.2	630.2	—	—	—
Contingent acquisition consideration	16.6	13.8	0.4	2.4	—
Other	17.1	5.3	6.1	3.3	2.4
	$703.3	$656.4	$17.5	$17.7	$11.7
(1) Represents an estimate of contractual purchase commitments in the ordinary course of business primarily for the purchase of precious and base metals. Unpriced contract commitments have been estimated using September 30, 2012 fair values.
Total contractual obligations exclude defined benefit pension obligations. In 2013, we anticipate making contributions of 2.5 million to defined benefit plans. Additional information on the funded status of these plans can be found in Note 15 of the Consolidated Financial Statements.
Based upon our current operations, we believe that cash flow from operations, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs.
Off Balance Sheet Arrangements
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and futures commission merchant and from its market-making and proprietary trading in the foreign exchange and commodities trading business. As part of these activities, the Company carries short positions. For example, it sells financial instruments that it does not own, borrows the financial instruments to make good delivery, and therefore is obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. The Company has recorded these obligations in the consolidated financial statements at September 30, 2012 and September 30, 2011, at fair value of the related financial instruments, totaling $175.4 million and $390.9 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in the Company’s consolidated balance sheets within ‘financial instruments owned, at fair value’, and ‘physical commodities inventory'. The Company will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to September 30, 2012, which might be partially or wholly offset by gains in the value of assets held as of September 30, 2012. The total of $175.4 million and $390.9 million includes a net liability of $44.6 million and $122.9 million for derivatives, based on their fair value as of September 30, 2012 and September 30, 2011, respectively.
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
The Company is a member of various commodity exchanges and clearing organizations. Under the standard membership agreement, all members are required to guarantee the performance of other members and, accordingly, in the event another member is unable to satisfy its obligations to the exchange, may be required to fund a portion of the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the consolidated balance sheets as of September 30, 2012 and 2011, respectively.
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
Revenue Recognition. A significant portion of our revenues are derived principally from realized and unrealized trading income in securities, derivative instruments, commodities and foreign currencies purchased or sold for our account. Realized and unrealized trading income is recorded on a trade date basis. Securities owned and securities sold, not yet purchased and foreign currencies sold, not yet purchased, are stated at fair value with related changes in unrealized appreciation or depreciation reflected within ‘trading gains, net’ in the consolidated income statements. Fee and interest income are recorded on the accrual basis and dividend income is recognized on the ex-dividend date.
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
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, management considers all available evidence for each jurisdiction including past operating results, estimates of future taxable income, and the feasibility of ongoing tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
See also Note 4 to the Consolidated Financial Statements, ‘Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk’.
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
Management believes that the volatility of revenues is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of the Company’s daily revenue, determined on a marked-to-market basis, during the year ended September 30, 2012.

MTM Revenue in Chart
Days
90
80
70
60
50
40
30
20
10
0
1
12
37
80
62
40
13
6
4
1
1
($500) to $0
$0 to $500
$500 to $1,000
$1,000 to $1,500
$1,500 to $2,000
$2,000 to $2,500
$2,500 to $3,000
$3,000 to $3,500
$3,500 to $4,000
$4,000 to $4,500
$4,500 to $5,000
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
Since mid-2010, we have employed an interest rate management strategy, where we have used derivative financial instruments in the form of interest rate swaps to manage a portion of our aggregate interest rate position. Our objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap the resulting variable interest earnings into a medium-term interest stream when a sufficient interest rate spread exists between the two durations, by using a strip of interest rate swaps that mature every quarter, and enable us to achieve the two year moving average of the two year swap rate. In 2012, operating revenues include realized gains of $2.5 million and unrealized losses of $1.1 million on interest rate swap derivative contracts used to manage a portion of our aggregate interest rate position. In 2011, operating revenues included realized gains of $4.2 million and unrealized losses of $0.2 million on interest rate swap derivative contracts. In 2010, operating revenues included realized and unrealized gains of $1.0 million and $2.5 million, respectively, on interest rate swap derivative contracts. These interest rate swaps are not designated for hedge accounting treatment, and changes in the fair values of these interest rate swaps, which are volatile and can fluctuate from period to period, are recorded in earnings on a quarterly basis. As of September 30, 2012, $765 million in notional principal of interest rate swaps were outstanding with a weighted-average life of 6 months months.
We manage interest expense using floating rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. Refer to Note 4 to the Consolidated Financial Statements for information on the interest rate swap transactions. The debt instruments are carried at their unpaid principal balance which approximates fair value. All of the Company's outstanding debt as of September 30, 2012, has a variable interest rate.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
INTL FCStone Inc.:
We have audited INTL FCStone Inc.'s (the Company) internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2012 excluded TRX Futures Limited, acquired with effect from April 30, 2012, and Aporte DTVM, acquired with effect from February 28, 2012. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financing reporting of TRX Futures Limited and Aporte DTVM.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2012, as well as the accompanying financial statement schedule. Our report dated December 12, 2012 expressed an unqualified opinion on those consolidated financial statements and the accompanying financial statement schedule.
/s/ KPMG LLP
Kansas City, Missouri
December 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
INTL FCStone Inc.:
We have audited the accompanying consolidated balance sheets of INTL FCStone Inc. and subsidiaries (the Company) as of September 30, 2012 and 2011, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2012. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 12, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Kansas City, Missouri
December 12, 2012

INTL FCStone Inc.
Consolidated Balance Sheets

(in millions, except par value and share amounts)	September 30, 2012	September 30, 2011
ASSETS
Cash and cash equivalents	$236.3	$220.6
Cash, securities and other assets segregated under federal and other regulations (including $72.8 and $22.7 at fair value at September 30, 2012 and September 30, 2011 respectively)	357.5	119.4
Deposits with and receivables from:
Exchange-clearing organizations (including $1,510.0 and $1,408.2 at fair value at September 30, 2012 and September 30, 2011, respectively)	1,619.8	1,489.2
Broker-dealers, clearing organizations and counterparties (including $(0.7) and $16.2 at fair value at September 30, 2012 and September 30, 2011, respectively)	127.4	146.5
Receivables from customers, net	68.9	115.9
Notes receivable, net	104.0	26.3
Income taxes receivable	11.9	8.8
Financial instruments owned, at fair value	171.7	223.1
Physical commodities inventory	131.6	160.6
Deferred income taxes, net	21.9	20.7
Property and equipment, net	18.9	15.0
Goodwill and intangible assets, net	54.7	56.1
Other assets	34.3	33.5
Total assets	$2,958.9	$2,635.7
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $14.8 and $22.3 at fair value at September 30, 2012 and September 30, 2011)	$127.0	$122.0
Payables to:
Customers	2,072.3	1,739.8
Broker-dealers, clearing organizations and counterparties	39.4	3.4
Lenders under loans	218.2	77.4
Income taxes payable	5.5	4.6
Financial instruments sold, not yet purchased, at fair value	175.4	390.9
Deferred income taxes	2.0	—
Total liabilities	2,639.8	2,338.1
Commitments and contingencies (Note 11)
Equity:
INTL FCStone Inc. stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 30,000,000 shares; 19,214,219 issued and 18,984,951 outstanding at September 30, 2012 and 18,653,964 issued and 18,642,407 outstanding at September 30, 2011	0.2	0.2
Common stock in treasury, at cost - 229,064 shares at September 30, 2012 and 11,557 shares at September 30, 2011	(4.1)	(0.1)
Additional paid-in capital	213.2	205.2
Retained earnings	112.0	97.0
Accumulated other comprehensive loss, net	(2.2)	(6.0)
Total INTL FCStone Inc. stockholders’ equity	319.1	296.3
Noncontrolling interests	—	1.3
Total equity	319.1	297.6
Total liabilities and equity	$2,958.9	$2,635.7
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Income Statements

	Year Ended September 30,
(in millions, except share and per share amounts)	2012	2011	2010
Revenues:
Sales of physical commodities	$68,812.5	$75,123.4	$46,709.2
Trading gains, net	248.4	205.7	86.5
Commission and clearing fees	161.0	134.5	119.9
Consulting and management fees	27.9	22.7	17.2
Interest income	10.3	10.3	7.0
Other income	0.5	1.0	0.5
Total revenues	69,260.6	75,497.6	46,940.3
Cost of sales of physical commodities	68,802.9	75,074.4	46,671.3
Operating revenues	457.7	423.2	269.0
Interest expense	11.6	11.3	9.9
Net revenues	446.1	411.9	259.1
Non-interest expenses:
Compensation and benefits	202.4	176.6	104.2
Clearing and related expenses	107.2	77.4	68.2
Introducing broker commissions	31.0	24.0	18.9
Communication and data services	22.6	15.5	11.1
Occupancy and equipment rental	11.0	8.9	6.2
Professional fees	12.9	10.6	8.1
Depreciation and amortization	7.2	4.7	1.6
Bad debts and impairments	1.5	6.2	5.8
Other	31.0	28.5	17.1
Total non-interest expenses	426.8	352.4	241.2
Income from continuing operations, before tax	19.3	59.5	17.9
Income tax expense	4.4	22.5	6.4
Net income from continuing operations	14.9	37.0	11.5
Income from discontinued operations, net of tax	—	0.2	0.6
Income before extraordinary loss	14.9	37.2	12.1
Extraordinary loss	—	—	(7.0)
Net income	14.9	37.2	5.1
Add: Net loss attributable to noncontrolling interests	0.1	0.1	0.3
Net income attributable to INTL FCStone Inc. common stockholders	$15.0	$37.3	$5.4
Basic earnings per share:
Income from continuing operations attributable to INTL FCStone Inc. common stockholders	$0.79	$2.06	$0.68
Income from discontinued operations attributable to INTL FCStone Inc. common stockholders	—	0.01	0.03
Extraordinary loss attributable to INTL FCStone Inc. common stockholders	—	—	(0.40)
Net income attributable to INTL FCStone Inc. common stockholders	$0.79	$2.07	$0.31
Diluted earnings per share:
Income from continuing operations attributable to INTL FCStone Inc. common stockholders	$0.75	$1.95	$0.66
Income from discontinued operations attributable to INTL FCStone Inc. common stockholders	—	0.01	0.03
Extraordinary loss attributable to INTL FCStone Inc. common stockholders	—	—	(0.39)
Net income attributable to INTL FCStone Inc. common stockholders	$0.75	$1.96	$0.30
Weighted-average number of common shares outstanding:
Basic	18,282,939	17,618,085	17,306,019
Diluted	19,156,899	18,567,454	17,883,233
Amounts attributable to INTL FCStone Inc. common stockholders:
Income from continuing operations, net of tax	$15.0	$37.1	$11.8
Income from discontinued operations, net of tax	—	0.2	0.6
Extraordinary loss	—	—	(7.0)
Net income	$15.0	$37.3	$5.4
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Cash Flows Statements

	Year Ended September 30,
(in millions)	2012	2011	2010
Cash flows from operating activities:
Net income	$14.9	$37.2	$5.1
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7.2	4.7	1.7
Provision for bad debts and impairments	1.7	6.2	3.5
Deferred income taxes	(0.3)	1.8	3.7
Amortization of debt issuance costs and debt discount	1.7	1.6	0.2
Convertible debt interest settled in company stock upon conversion	—	0.2	—
Amortization of stock-based compensation expense	5.9	2.3	1.9
Extraordinary loss on acquisition of FCStone	—	—	7.0
Impairment of INTL Sieramet	—	—	1.1
Deconsolidation and impairment of Agora-X subsidiary	—	—	(2.9)
Gain on acquisition of INTL Provident	—	(0.4)	—
Changes in operating assets and liabilities, net:
Cash, securities and other assets segregated under federal and other regulations	(199.9)	(104.1)	(0.3)
Deposits and receivables from exchange-clearing organizations	(97.7)	(586.0)	(4.2)
Deposits and receivables from broker-dealers, clearing organizations, and counterparties	42.7	47.1	(57.6)
Receivable from customers, net	46.4	(39.1)	(18.2)
Notes receivable, net	(77.9)	2.9	(7.0)
Income taxes receivable	(3.1)	0.6	35.4
Financial instruments owned, at fair value	58.3	280.7	(212.7)
Physical commodities inventory	29.0	(35.6)	(18.1)
Other assets	(1.6)	(12.1)	3.9
Accounts payable and other accrued liabilities	10.6	30.8	1.9
Payable to customers	248.0	366.2	415.3
Payable to broker-dealers, clearing organizations and counterparties	35.9	(0.5)	(0.4)
Income taxes payable	1.6	1.6	0.4
Financial instruments sold, not yet purchased, at fair value	(215.5)	202.9	(46.7)
Net cash (used in) provided by operating activities	(92.1)	209.0	113.0
Cash flows from investing activities:
Deconsolidation of affiliates	0.4	—	(0.3)
Disposition of affiliates	—	—	0.2
Cash paid for acquisitions, net	(11.7)	(9.3)	(37.6)
Purchase of exchange memberships and common stock	—	(3.4)	—
Sale of exchange memberships and common stock	—	1.3	—
Purchase of property and equipment	(8.7)	(10.1)	(4.7)
Net cash used in investing activities	(20.0)	(21.5)	(42.4)
Cash flows from financing activities:
Net change in payable to lenders under loans	140.8	(37.5)	6.1
Payments related to earn-outs on acquisitions	(9.6)	(9.4)	—
Repayment of subordinated debt	—	(0.5)	(56.0)
Share repurchase	(4.0)	—	—
Debt issuance costs	(0.3)	(2.4)	—
Exercise of stock options	1.9	1.4	0.7
Income tax benefit on stock options and awards	0.2	—	—
Net cash provided by (used in) financing activities	129.0	(48.4)	(49.2)
Effect of exchange rates on cash and cash equivalents	(1.2)	(0.4)	—
Net increase in cash and cash equivalents	15.7	138.7	21.4
Cash and cash equivalents at beginning of period	220.6	81.9	60.5
Cash and cash equivalents at end of period	$236.3	$220.6	$81.9

(continued)
	Year Ended September 30,
(in millions)	2012	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest	$7.9	$9.5	$7.4
Income taxes paid (received), net of cash refunds	$6.1	$17.6	$(33.3)
Supplemental disclosure of non-cash investing and financing activities:
Conversion of subordinated notes to common stock, net	$—	$16.7	$—
Identified intangible assets and goodwill on acquisitions	$1.8	$4.9	$39.8
Additional consideration payable related to acquisitions	$2.1	$5.4	$26.3

See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Statements of Stockholders’ Equity

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balances as of September 30, 2009	$0.2	$(0.1)	$187.0	$54.3	$(2.6)	$1.7	$240.5
Components of comprehensive income:
Net income				5.4		(0.3)	5.1
Change in foreign currency translation, net of tax					(0.1)		(0.1)
Change in unrealized loss on derivative instruments, net of tax					1.1		1.1
Change in pension liabilities, net of tax					(1.7)		(1.7)
Change in unrealized gain or loss on available-for-sale securities, net of tax					0.2		0.2
Total comprehensive income							4.6
Exercise of stock options			0.7				0.7
Stock-based compensation			1.9				1.9
Acquisition or consolidation						1.6	1.6
Disposition or de-consolidation						(1.4)	(1.4)
Stock held in escrow for business combination			(5.0)				(5.0)
Balances as of September 30, 2010	$0.2	$(0.1)	$184.6	$59.7	$(3.1)	$1.6	$242.9
Components of comprehensive income:
Net income				37.3		(0.1)	37.2
Change in foreign currency translation, net of tax					(0.4)		(0.4)
Change in unrealized loss on derivative instruments, net of tax					1.0		1.0
Change in pension liabilities, net of tax					(2.9)		(2.9)
Change in unrealized gain or loss on available-for-sale securities, net of tax					(0.6)		(0.6)
Total comprehensive income							34.3
Redemption of fund units						(0.2)	(0.2)
Exercise of stock options			1.4				1.4
Stock-based compensation			2.3				2.3
Convertible note conversions			16.9				16.9
Balances as of September 30, 2011	$0.2	$(0.1)	$205.2	$97.0	$(6.0)	$1.3	$297.6
Components of comprehensive income:
Net income (loss)				15.0		(0.1)	14.9
Change in foreign currency translation, net of tax					(1.1)		(1.1)
Change in pension liabilities, net of tax					(1.6)		(1.6)
Change in unrealized gain or loss on available-for-sale securities, net of tax					6.5		6.5
Total comprehensive income							18.7
Exercise of stock options			2.1				2.1
Stock-based compensation			5.9				5.9
Disposition or de-consolidation						(1.2)	(1.2)
Repurchase of stock		(4.0)					(4.0)
Balances as of September 30, 2012	$0.2	$(4.1)	$213.2	$112.0	$(2.2)	$—	$319.1
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Notes to Consolidated Financial Statements

Note 1 – Description of Business and Significant Accounting Policies
INTL FCStone Inc., a Delaware corporation, and its consolidated subsidiaries (collectively “INTL” or “the Company”), form a financial services group focused on domestic and select international markets. The Company’s services include comprehensive risk management advisory services for commercial customers; execution of listed futures and options-on-futures contracts on all major commodity exchanges; structured over-the-counter (“OTC”) products in a wide range of commodities; physical trading and hedging of precious and base metals and select other commodities; trading of more than 130 foreign currencies; market-making in international equities; debt origination and asset management.
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
Unless otherwise stated herein, all references to 2012, 2011, and 2010 refer to the Company’s fiscal years ended September 30.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions relate to fair value measurements for financial instruments and investments, revenue recognition, the provision for potential losses from bad debts, valuation of inventories, valuation of goodwill and intangible assets, incomes taxes and contingencies. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
Foreign Currency Translation
Assets and liabilities recorded in foreign currencies are translated at the exchange rates prevailing on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the period. Gains or losses on translation of the financial statements of a non-United States (“U.S.”) operation, when the functional currency is other than the U.S. dollar, are recorded in other comprehensive income (“OCI”), net of tax, a component of stockholders' equity. Foreign currency remeasurement gains or losses on transactions in nonfunctional currencies are included within 'trading gains, net' in the consolidated income statements.
Cash and Cash Equivalents
The Company considers cash held at banks and all highly liquid investments, including certificates of deposit, which may be withdrawn at any time at the discretion of the Company without penalty, to be cash and cash equivalents. Cash and cash equivalents consist of cash, foreign currency, money market funds and certificates of deposit not deposited with or pledged to an exchange-clearing organization. The money market funds are valued at period-end at the net asset value provided by the fund’s administrator, which approximates fair value. Certificates of deposit are stated at cost plus accrued interest, which approximates fair value. All cash and cash equivalents that are deposited with brokers, dealers and clearing organizations support the Company’s trading activities, and are subject to contractual restrictions. The Company has an investment policy, which limits the maximum amount placed in any one fund and with any one institution in order to reduce credit risk. The Company does not believe that it is exposed to significant risk on cash and cash equivalents.

Cash, Securities and Other Assets Segregated under Federal and other Regulations
Pursuant to requirements of the Commodity Exchange Act in the U.S. and similarly in the United Kingdom ("UK"), pursuant to the Markets in Financial Instruments Implementing Directive 2006/73/EC underpinning the Client Asset or 'CASS' rules in the Financial Services Authority ("FSA") handbook, funds deposited by customers relating to futures and options-on-futures contracts in regulated commodities must be carried in separate accounts which are designated as segregated customer accounts. The deposits in segregated customer accounts are not commingled with the funds of the Company. Under the FSA's rules, certain categories of clients may choose to opt-out of segregation. As of September 30, 2012 and 2011, cash, securities and other assets segregated under federal and other regulations consisted of cash held at banks and money market funds of approximately $284.7 million and $96.7 million, respectively, U.S. government securities and federal agency obligations of approximately $50.5 million and $3.7 million, respectively, and commodities warehouse receipts of approximately $22.3 million and $19.0 million, respectively (see fair value measurements discussion in Note 3).
Securities purchased under agreements to resell
The Company has an overnight sweep reverse repurchase agreement program to allow the Company to enter into secured overnight investments (reverse repurchase agreements or reverse repos), which generally provides a higher investment yield than a regular operating account. The reverse repurchase agreements are recorded at amounts at which the securities were initially acquired. It is the policy of the Company to take possession of the securities purchased under agreements to resell. The Company receives U.S. Treasury securities as collateral for the overnight agreements. The securities received are recorded at no more than the lesser of the current fair value of the securities or the net amount to be realized by the Company upon resale of the securities. The maturity of the reverse repurchase agreements is typically one day, at which point the securities are sold and the proceeds are returned to the Company, plus any accrued interest. There were no agreements to resell securities as of September 30, 2012 and 2011.
Deposits and Receivables from Exchange-Clearing Organizations, Broker-dealers, Clearing Organizations and Counterparties, and Payables to Broker-dealers, Clearing Organizations and Counterparties
As required by the regulations of the U.S. Commodity Futures Trading Commission (“CFTC”) and the Markets in Financial Instruments Implementing Directive 2006/73/EC underpinning the CASS rules in the FSA handbook, customer funds received to margin, guarantee, and/or secure commodity futures transactions are segregated and accounted for separately from the general assets of the Company. Under the FSA's rules, certain categories of clients may choose to opt-out of segregation. Deposits with exchange-clearing organizations, broker-dealers and counterparties pertain primarily to deposits made to satisfy margin requirements on customer and proprietary open futures and options-on-futures positions and to satisfy the requirements set by clearing exchanges for clearing membership. The Company also pledges margin deposit with various counterparties for OTC derivative contracts, and these deposits are also included in deposits and receivables from broker-dealers and counterparties. Deposits with and receivables from exchange-clearing organizations and broker-dealers and counterparties are reported gross, except where a right of offset exists. As of September 30, 2012 and 2011, the Company had cash and cash equivalents on deposit with or pledged to exchange-clearing organizations, broker-dealers and counterparties of $0.4 billion and $1.2 billion, respectively.
These balances also include securities pledged by the Company on behalf of customers and customer-owned securities that are pledged. It is the Company’s practice to include customer owned securities on its consolidated balance sheets, as the rights to those securities have been transferred to the Company under the terms of the futures trading agreement. Securities pledged include U.S. Treasury bills and instruments backed by U.S. government sponsored entities and government-sponsored enterprise backed mortgage-backed securities ("mortgage-backed securities"). The securities that are not customer-owned are adjusted to fair value with associated changes in unrealized gains or losses recorded in OCI, net of tax, until realized, a component of stockholders' equity. For customer owned securities, the change in fair value is offset against the payable to customers with no impact recognized on the consolidated income statements.
The securities, primarily U.S. Government obligations and mortgage-backed securities, held by FCStone LLC ("FCStone"), a subsidiary of INTL, as collateral or as margin have been deposited with exchange-clearing organizations, broker-dealers or other counterparties. The fair value of these securities was approximately $1.3 billion and $0.5 billion as of September 30, 2012 and 2011, respectively.
Management has considered guidance required by the Transfers and Servicing Topic of the ASC as it relates to securities pledged by customers to margin their accounts. Based on a review of the agreements with the customer, management believes a legal basis exists to support that the transferor surrenders control over those assets if all of the following three conditions are met: (a) the transferred assets have been isolated from the transferor—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (b) each transferee has the right to pledge or exchange the assets (or beneficial interests) it received, and no condition both constrains the transferee (or holder) from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor and (c) the transferor does not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call. Under this guidance, the Company reflects the customer collateral assets and corresponding liabilities in the Company’s consolidated balance sheets as of September 30, 2012 and 2011.
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
Receivables from and payables to exchange-clearing organizations are also comprised of amounts due from or due to exchange-clearing organizations for daily variation settlements on open futures and options-on-futures positions. The variation settlements due from or due to exchange-clearing organizations are paid in cash on the following business day.
Deposits and receivables with exchange-clearing organizations also includes the unrealized gains and losses associated with the customers' options-on-futures contracts. See discussion in the Financial Instruments and Derivatives section below for additional information on the treatment of derivative contracts. For customer owned derivative contracts, the fair value is offset against the payable to customers with no impact recognized on the consolidated income statements.
Receivables from and Payables to Customers
Receivables from customers, net of the allowance for doubtful accounts, include the total of net deficits in individual exchange-traded and OTC trading accounts carried by the Company. Customer deficits arise from realized and unrealized trading losses on futures, options-on-futures, swaps and forwards and amounts due on cash and margin transactions. Customer deficit accounts are reported gross of customer accounts that contain net credit or positive balances, except where a right of offset exists. Net deficits in individual exchange-traded and OTC trading accounts include both secured and unsecured deficit balances due from customers as of the balance sheet date. Secured deficit amounts are backed by U.S. Treasury bills and notes with a fair value of $0.8 million and $0.4 million as of September 30, 2012 and 2011, respectively, and commodity warehouse receipts with a fair value of $7.5 million and $16.2 million as of September 30, 2012 and 2011, respectively. These U.S Treasury bills and notes and commodity warehouse receipts are not netted against the secured deficit amounts, as the conditions for right of setoff have not been met.
Payables to customers represent the total of customer accounts with credit or positive balances. Customer accounts are used primarily in connection with commodity transactions and include gains and losses on open commodity trades as well as securities and other deposits made as required by the Company or the exchange-clearing organizations or counterparties. Customer accounts with credit or positive balances are reported gross of customer deficit accounts, except where a right of offset exists.
For regulatory purposes, certain customers, which would include persons who are affiliated with the Company or are principals, such as an officer or director, and any person who is materially involved in the management of the Company, are identified as noncustomers. A noncustomer account may not be carried as a customer account due to an affiliation with the Company. In a liquidation event, amounts owed to noncustomers are paid in the same priority as amounts owed to general creditors of the Company. These accounts are also referred to as proprietary accounts. The amounts related to noncustomer accounts are included in 'payables to customers' on the consolidated balance sheets.
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
Notes Receivable
The Company originates short-term notes receivable from customers with the outstanding balances being insured 90% to 98% by a third party, including accrued interest. The Company may sell the insured portion of the notes through non-recourse participation agreements with other third parties. See discussion of notes receivable related to commodity repurchase agreements below.
Accrual of commodity financing income on any note is discontinued when, in the opinion of management, there is reasonable doubt as to the timely collectability of interest or principal. Nonaccrual notes are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely payment of principal and interest. The Company records a charge against earnings for notes receivable losses when management believes that collectability of the principal is unlikely.
Physical Commodities Inventory
Physical commodities inventories are stated at the lower of cost or market ("LCM"), using the weighted-average price and first-in first-out costing method. Cost includes finished commodity or raw material and processing costs related to the purchase and processing of inventories.
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation and amortization and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the improvement or the term of the lease, whichever is shorter. Certain costs of software developed or obtained for internal use are capitalized and amortized over the estimated useful life of the software. Expenditures for maintenance, repairs, and minor replacements are charged against earnings, as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in earnings.
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
Identifiable intangible assets subject to amortization are amortized using the straight-line method over their estimated period of benefit, ranging from two to twenty years. Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with the Intangibles – Goodwill and Other Topic of the ASC. Residual value is presumed to be zero. Identifiable intangible assets not subject to amortization are reviewed at each reporting period to reevaluate if the intangible asset’s useful life remains indefinite. Additionally, intangible assets not subject to amortization are tested annually for impairment at the fiscal year-end, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. See Note 9 for discussion of impairments of intangible assets that have been identified during the fiscal year ended September 30, 2012.
Financial Instruments and Derivatives
Financial instruments owned and sold, not yet purchased, at fair value consist of financial instruments carried at fair value or amounts that approximate fair value, with related unrealized changes in gains or losses recognized in earnings, except for securities classified as available-for-sale. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.
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
The Company has classified certain U.S. government obligations, corporate debt securities and exchange firm common stock not pledged for clearing purposes as available-for-sale, which are carried at fair value based on observable or quoted market prices and associated unrealized gains or losses are recorded as a component of OCI, net of tax, until realized, unless an unrealized loss is determined to be other than temporary, in which case such loss is charged to earnings. The Company classifies those securities as available-for-sale because it would consider selling them prior to maturity to meet liquidity needs or as part of the Company’s risk management program.
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
The Company utilizes derivative instruments to manage exposures to foreign currency, commodity price and interest rate risks for the Company and its customers. The Company’s objectives for holding derivatives include reducing, eliminating, and efficiently managing the economic impact of these exposures as effectively as possible. Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially recorded in OCI, net of tax, and is subsequently recognized in earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized in earnings. Gains and losses from changes in fair values of derivatives that are not designated as cash flow hedges for accounting purposes are recognized in earnings.
The Company’s derivative contracts consist of exchange-traded and OTC derivatives. Fair values of exchange-traded derivatives are generally determined from quoted market prices. OTC derivatives are valued using valuation models. The valuation models used to derive the fair values of OTC derivatives require inputs including contractual terms, market prices, yield curves and measurements of volatility. The Company uses similar models to value similar instruments. Where possible, the Company verifies the values produced by pricing models by comparing them to market transactions. Inputs may involve judgment where market prices are not readily available. The Company does not elect hedge accounting under the Derivatives and Hedging Topic of the ASC in accounting for derivatives used as economic hedges on its commodities.
The Company provides clearing and execution of exchange-traded futures and options-on-futures for middle-market intermediaries, end-users, producers of commodities and the institutional and professional trader market segments. The Company has a subsidiary that is a registered futures commission merchant ("FCM"), clearing on various exchanges. The primary sources of revenues for the Company's FCM are commissions and clearing fees derived from executing and clearing orders for commodity futures contracts and options-on-futures on behalf of its customers.
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
In addition, the Company engages in speculative trading and holds proprietary positions in futures, options, swaps and forward derivatives, including corn, wheat, soybeans, sugar and foreign currency contracts. Since some of the derivatives held or sold by the Company are for speculative trading purposes, these derivative instruments are not designated as hedging instruments and accordingly, the changes in fair value during the period are recorded in the consolidated income statements as a component of 'trading gains, net' (see Note 4).
The Company also holds proprietary positions in its foreign exchange line of business. On a limited basis, the Company's foreign exchange trade desk will accept a customer transaction and will offset that transaction with a similar but not identical position with a counterparty. These unmatched transactions are intended to be short-term in nature and are often conducted to facilitate the most effective transaction for the Company's customer. These spot and forward contracts are accounted for as free-standing derivatives and reported in the consolidated balance sheets at their fair values. The Company does not seek hedge accounting treatment for these derivatives, and accordingly, the changes in fair value during the period are recorded in the consolidated income statements within 'trading gains, net' (see Note 4). In applying the guidance in the Balance Sheet-Offsetting Topic of the ASC, the Company's accounting policy is such that open contracts with the same customer are netted at the account level, in accordance with netting arrangements in place with each party, as applicable and rights to reclaim cash collateral or obligations to return cash collateral are netted against fair value amounts recognized for derivative instruments with the same customer in accordance with the master netting arrangements in place with each customer.
The Company may lease commodities to or from customers or counterparties, or advance commodities to customers on an unpriced basis, receiving payment when they become priced. These are valued at fair value utilizing the fair value option based on guidance within the Financial Instruments Topic of the ASC. The Company uses the fair value option to value these financial instruments since they are hybrid contracts with embedded derivative features that cannot be reliably measured and separated from the host contract. As permitted by the fair value option election, the entire instrument is recorded at fair value within the consolidated balance sheets as a component of 'financial instruments owned and sold, not yet purchased'. Due to the short term nature of the instruments, the balance of the agreements is not materially different than the recorded fair value. The corresponding change in fair value of the instrument is recognized within the consolidated income statements as a component of 'trading gains, net' for the fiscal years ended 2012, 2011 and 2010. The Company does elect to value all of their commodities lease agreements at fair value using the fair value option. See fair value measurements in Note 3.
Exchange Memberships and Stock
The Company is required to hold certain exchange membership seats and exchange firm common stock and pledge them for clearing purposes, in order to provide the Company the right to process trades directly with the various exchanges. Exchange memberships include seats on the Chicago Board of Trade ("CBOT"), the Board of Trade of Kansas City, Missouri, Inc. ("KCBT"), the Minnesota Grain Exchange, the New York Mercantile Exchange ("NYMEX"), the COMEX Division of the New York Mercantile Exchange, Mercado de Valores de Buenos Aires S.A. ("MERVAL"), the Chicago Mercantile Exchange ("CME") Growth and Emerging Markets, InterContinental Exchange, Inc. ("ICE") Futures US, ICE Europe Ltd and London Metal Exchange ("LME"). Exchange firm common stock include shares of CME Group, Inc., ICE and LME. In December 2012, the CME completed its acquisition of the KCBT. The Company expects to receive proceeds of $1.5 million and recognize a gain of $0.9 million before taxes, in connection with its class A shares of the KCBT held as of September 30, 2012, during the first quarter of fiscal year 2013.
Exchange memberships and firm common stocks pledged for clearing purposes are recorded at cost, in accordance with U.S. GAAP and CFTC regulations and are included within 'other assets' on the consolidated balance sheets. Equity investments in exchange firm common stock not pledged for clearing purposes are classified as available-for-sale and recorded at fair value, with unrealized gains and losses recorded as a component of OCI, net of tax, until realized. Equity investments in exchange firm common stock not pledged for clearing purposes are included within 'financial instruments owned' on the consolidated balance sheets.
The Company acquired shares of the LME during the year ended September 30, 2011 at a cost of $3.4 million. In January 2011, excess shares of exchange firm common stock, with a cost basis of $1.2 million, were sold, resulting in a nominal gain. In July 2011, the CME Group removed the requirement of its member firms to hold a specified quantity of its exchange firm common stock in order to process trades directly with the exchange. Since the shares of CME Group common stock are no longer pledged for clearing purposes, during the fiscal year ended September 30, 2011, the Company designated the shares as available-for-sale and recorded them at fair value within 'financial instruments owned' in the consolidated balance sheets. See Note 3 for additional discussion of equity investments in exchange firm common stock not pledged for clearing purposes.
The cost basis for exchange memberships and firm common stock pledged for clearing purposes was $10.5 million and $10.3 million as of September 30, 2012 and 2011, respectively. The fair value of exchange memberships and firm common stock pledged for clearing purposes was $8.9 million and $10.5 million as of September 30, 2012 and 2011, respectively. The fair value of exchange firm common stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. The Company monitors the fair value of exchange membership seats and firm common stock on a quarterly basis, and does not consider any current unrealized losses on individual exchange memberships to be anything other than a temporary impairment.
Commodity and Other Repurchase Agreements
In the normal course of operations the Company accepts notes receivable under sale/repurchase agreements with customers whereby the customers sell certain commodity inventory or other investments and agree to repurchase the commodity inventory or investment at a future date at either a fixed or floating rate. These transactions are short-term in nature, and in accordance with the guidance contained in the Transfers and Servicing Topic of the ASC, are treated as secured borrowings rather than commodity inventory and purchases and sales in the Company’s consolidated financial statements.
Additionally, the Company participates in transactions involving commodities or other investments sold under repurchase agreements (“repos”). In accordance with the guidance contained in the Transfers and Servicing Topic of the ASC, these transactions are treated as secured borrowings that are recorded as a liability in the consolidated balance sheets. Commodities or investments sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying asset.
Business Combinations
Acquisitions during fiscal 2012 and 2011 are accounted for as business combinations in accordance with the provisions of the Business Combinations Topic of the ASC. Under this accounting guidance most of the assets and liabilities acquired and assumed are measured at fair value as of the acquisition date. Certain contingent liabilities acquired require remeasurement at fair value in each subsequent reporting period. Noncontrolling interests are initially measured at fair value and classified as a separate component of equity. Acquisition related costs, such as fees for attorneys, accountants, and investment bankers, are expensed as incurred and are not capitalized as part of the purchase price. For all acquisitions, regardless of the consummation date, deferred tax assets, valuation allowances, and uncertain tax position adjustments occurring after the measurement period are recorded as a component of income, rather than adjusted through goodwill.

Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. Estimating the fair value of the assets and liabilities acquired requires significant judgment.
Revenue Recognition
Sales of physical commodities revenue are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. The Company reports its physical commodities revenues on a gross basis, with the corresponding cost of sales shown separately, in accordance with the guidelines provided in the Revenue Recognition Topic of the ASC.
Trading gains, net include brokerage fees and margins generated from OTC derivative trades executed with customers and other counterparties and are recognized when trades are executed. Trading gains, net also include activities where the Company acts as principal in the purchase and sale of individual securities, currencies, commodities or derivative instruments with customers. These transactions may be offset simultaneously with another customer or counterparty, offset with similar but not identical positions on an exchange, made from inventory, or may be aggregated with other purchases to provide liquidity intraday, for a number of days, or in some cases, particularly the base metals business, even longer periods (during which fair value may fluctuate). In addition, trading gains, net includes activities from the Company's operations of a proprietary foreign exchange desk which arbitrages the futures and cash markets (see additional discussion in the Financial Instruments and Derivatives policy note for revenue recognition on proprietary trading activities). Net dealer inventory and investment gains are recognized on a trade-date basis and include realized gains or losses and changes in unrealized gains or losses on investments at fair value. Dividend income and dividend expense, on short equity positions, are recognized net, within 'trading gain, net' on the ex-dividend date.
Commissions on futures contracts are recognized on a half-turn basis in two equal parts. The first half is recognized when the contract is opened and the second half is recognized when the transaction is closed. Commissions on options-on-futures contracts are generally recognized on a half-turn basis, except that full commissions are recognized on options expected to expire without being exercised or offset. Commissions and fees are charged at various rates based on the type of account, the products traded, and the method of trade. Clearing and transaction fees are charged to customers on a per exchange contract basis based on the trade date. Such fees are for clearing customers’ exchange trades and include fees charged to the Company by the various futures exchanges. See discussion of clearing and related expenses below.
Consulting and management fees include risk management consulting fees which are billed and recognized as revenue on a monthly basis when risk management services are provided. Such agreements are generally for one year periods, but are cancelable by either party upon providing thirty days written notice to the other party and the amounts are not variable based on customer trading activities. Asset management fees are recognized as they are earned based on fees due at each period-end date. These include performance fees based on the amount that is due under the formula for exceeding performance targets as of the period-end date. Fee income for structuring and arrangement of debt transactions and management and investment advisory income is recorded when the services related to the underlying transactions are provided and success fees are recorded when complete, as determined under the terms of the assignment or engagement.
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
Compensation and Benefits
Compensation and benefits consists primarily of salaries, incentive compensation, commissions, related payroll taxes and employee benefits. The Company classifies employees as either traders / risk management consultants, operational or administrative personnel, which includes the executive officers. The most significant component of the Company’s compensation expense is the employment of the traders / risk management consultants, who are paid commissions based on the revenues that their customer portfolios generate. The Company accrues commission expense on a trade date basis.
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
Clearing and Related Expenses
Clearing fees and related expenses include expenses for exchange-traded futures and options-on-futures clearing and settlement services, including fees the Company pays to the exchanges and the floor pit brokers. These fees are based on transaction volume, and recorded as expense on the trade date. Clearing fees are passed on to customers and are presented gross in the consolidated statements of income under the Revenue Recognition Topic of the ASC, as the Company acts as a principal for these transactions.
Introducing Broker Commissions
Introducing broker commissions include commissions paid to non-employee third parties that have introduced customers to the Company. Introducing brokers are individuals or organizations that maintain relationships with customers and accept futures and options orders from those customers. The Company directly provides all account, transaction and margining services to introducing brokers, including accepting money, securities and property from the customers. The commissions are determined and settled monthly.
Income Taxes
Income tax expense includes U.S. federal, state and local and foreign income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Tax provisions are computed in accordance with the Income Taxes Topic of the ASC.
Comprehensive Income
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive income (loss) includes net actuarial losses from defined benefit pension plans, unrealized gains and losses on available-for-sale securities, gains and losses on foreign currency translations, and changes in the fair value of interest rate swap agreements, to the extent they are, or previously were, effective as cash flow hedges.
Noncontrolling Interest and Variable Interest Entities
In accordance with the Consolidation Topic of the Accounting Standards Codification (“ASC”) the Company consolidates any variable interest entities for which it is the primary beneficiary, as defined. The Company applies the equity method of accounting when the Company does not have a controlling interest in an entity, but exerts significant influence over the entity.
The Company had a majority interest in and was the general partner of the Blackthorn Multi-Advisor Fund, LP (the “Blackthorn Fund”), whose assets, liabilities, income and expenses were included within the Company's consolidated financial statements as of and for the years ended September 30, 2011 and 2010. The Blackthorn Fund is a commodity investment pool, which allocates most of its assets to third-party commodity trading advisors and other investment managers. The Blackthorn Fund engages in speculative trading of a wide variety of commodity futures and options-on-futures contracts, securities and other financial instruments.
During 2012, the Company redeemed its remaining investment in Blackthorn Fund effective December 31, 2011. As a result of the final redemption, the Company no longer retains any ownership interests in the Blackthorn Fund, has transferred its rights as general partner and deconsolidated its interest in the Blackthorn Fund as of December 31, 2011. The aggregate of the redemption and remaining noncontrolling interest less the carrying amount of the net assets of the Blackthorn Fund resulted in a nominal gain and was recorded as a component of 'trading gains, net' in the consolidated income statement for the year ended September 30, 2012, as a result of the deconsolidation.
The Blackthorn Fund had net assets of $3.2 million as of September 30, 2011. The net assets of the Blackthorn fund consisted of cash and cash equivalents of $17 thousand, deposits and receivables from broker-dealers, clearing organizations and counterparties of $2.6 million, investments in managed funds of $1.3 million, and accounts payable and other accrued liabilities of $0.7 million as of September 30, 2011. The noncontrolling interest shown in the consolidated balance sheet includes the noncontrolling interest of the Blackthorn Fund of $1.3 million as of September 30, 2011. See Note 3 for discussion of fair value of the financial assets and liabilities.
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
Preferred Stock
The Company is authorized to issue one million shares of preferred stock, par value of $0.01 per share, in one or more classes or series to be established by the Company's board of directors. As of September 30, 2012 and 2011, no preferred shares were outstanding and the Company's board of directors had not yet established any class or series of shares.
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
In May 2011, the Financial Accounting Standards Board ("FASB") issued an update to the fair value measurement guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS"). The amendments in the update change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendment is not intended to result in a change in the application of the requirements in the Fair Value Measurements Topic in the ASC. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this guidance in the second quarter of fiscal year 2012. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
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
In September 2011, the FASB issued amended guidance on goodwill impairment testing. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment, whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, before calculating the fair value of the reporting unit. Because the qualitative assessment is optional, entities may bypass it for any reporting unit in any period and begin their impairment analysis with the quantitative calculation in step 1. The guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the guidance does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant, however, it does revise the examples of events and circumstances that an entity should consider. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted this guidance at the beginning of fiscal year 2012.The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
On December 16, 2011, the FASB issued new guidance on the disclosures about offsetting assets and liabilities. While the FASB retained the existing offsetting models under U.S. GAAP, the new standard requires disclosures to allow investors to better compare and understand significant quantitative differences in financial statements prepared under U.S. GAAP. The new standard is effective for annual periods beginning after January 1, 2013, and interim periods within those annual periods. Retrospective application is required. This guidance is effective for the Company's fiscal year beginning October 1, 2013. The Company is expecting to adopt this guidance starting with the first quarter of fiscal year 2014. The adoption of this guidance is expected to change some of the Company's disclosures within the notes to the consolidated financial statements.
In July 2012, the FASB issued final guidance on indefinite-lived intangible assets impairment testing. Under the guidance, entities testing indefinite-lived intangibles for impairment have the option of first performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. The guidance does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the guidance does not amend the requirement to test indefinite-lived intangible assets for impairment between annual tests if events or circumstances warrant, however, it does revise the examples of events and circumstances that an entity should consider. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is expecting to adopt this guidance for the impairment testing to be performed during the fiscal year ended September 30, 2013. It is expected that the adoption of this guidance will not have a material impact on the Company's consolidated financial statements.
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

	Year Ended September 30,
(in millions, except share amounts)	2012	2011	2010
Numerator:
Income from continuing operations attributable to INTL FCStone Inc. stockholders	$15.0	$37.1	$11.8
Less: Allocation to participating securities	(0.6)	(0.9)	(0.2)
Income from continuing operations allocated to common stockholders	$14.4	$36.2	$11.6
Income from discontinued operations	$—	$0.2	$0.6
Less: Allocation to participating securities	—	—	—
Income from discontinued operations allocated to common stockholders	$—	$0.2	$0.6
Extraordinary loss	$—	$—	$(7.0)
Less: Allocation to participating securities	—	—	0.1
Extraordinary loss allocated to common stockholders	$—	$—	$(6.9)
Diluted net income	$15.0	$37.3	$5.4
Less: Allocation to participating securities	(0.6)	(0.9)	(0.1)
Diluted net income allocated to common stockholders	$14.4	$36.4	$5.3
Denominator:
Weighted average number of:
Common shares outstanding	18,282,939	17,618,085	17,306,019
Dilutive potential common shares outstanding:
Share-based awards	873,960	949,369	577,214
Diluted weighted-average shares	19,156,899	18,567,454	17,883,233
The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the ASC.
Options to purchase 1,157,601, 386,031 and 815,066 shares of common stock for fiscal years ended 2012, 2011 and 2010, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.
Note 3 – Assets and Liabilities, at Fair Value
The Company’s financial and nonfinancial assets and liabilities reported at fair value are included within the following captions on the consolidated balance sheets:

•	Cash and cash equivalents

•	Cash, securities and other assets segregated under federal and other regulations

•	Deposits and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties

•	Financial instruments owned

•	Accounts payable and other accrued liabilities

•	Payables to customers

•	Payables to broker-dealers, clearing organizations and counterparties

•	Financial instruments sold, not yet purchased
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
The majority of financial assets and liabilities on the consolidated balance sheets are reported at fair value. Cash is reported at the balance held at financial institutions. Cash equivalents includes money market funds, which are valued at period-end at the net asset value provided by the fund’s administrator, and certificates of deposit, which are stated at cost plus accrued interest, which approximates fair value. Cash, securities and other assets segregated under federal and other regulations include the value of cash collateral as well as the value of other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and commodities warehouse receipts. Deposits with and receivables from exchange-clearing organizations and broker-dealers, clearing organizations and counterparties and payables to customers and broker-dealers, clearing organizations and counterparties include the value of cash collateral as well as the value of money market funds and other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and mortgage-backed securities. These balances also include the fair value of exchange-traded futures and options-on-futures and exchange-cleared swaps and options determined by prices on the applicable exchange. Financial instruments owned and sold, not yet purchased include the value of U.S. and foreign government obligations, corporate debt securities, derivative financial instruments, commodities, mutual funds and investments in managed funds. The fair value of exchange common stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. The shares of the LME held by the Company were valued based on the proposed sale price of the ordinary shares, in connection with the sale of the LME to the Hong Kong Exchanges & Clearing Limited. Notes payable and subordinated debt carry variable rates of interest and thus approximate fair value.
The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2012 and 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
Cash equivalents, securities, commodities warehouse receipts, derivative financial instruments and contingent liabilities are carried at fair value, on a recurring basis, and are classified and disclosed into three levels within the fair value hierarchy. The Company did not have any fair value adjustments for assets or liabilities measured at fair value on a non-recurring basis during the years ended September 30, 2012 and 2011. The three levels of the fair value hierarchy under the Fair Value Measurements and Disclosures Topic of the ASC are:
Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Level 1 consists of financial assets and liabilities whose fair values are estimated using quoted market prices. Included in Level 1 are money market funds, certificates of deposit, commodities warehouse receipts, common stock and ADRs, some U.S. and foreign obligations, equity investments in exchange firms, some mutual funds, as well as futures and options-on-futures contracts traded on national exchanges, exchange-cleared swaps and options which are valued using exchange closing prices, and OTC swaps and options contracts using quoted prices from national exchanges in which the Company executes transactions for customer and proprietary accounts;
Level 2 - Quoted prices for identical or similar assets or liabilities in markets that are less active, that is, markets in which there are few transactions for the asset or liability that are observable for substantially the full term. Included in Level 2 are those financial assets and liabilities for which fair values are estimated using models or other valuation methodologies. These models are primarily industry-standard models that consider various observable inputs, including time value, yield curve, volatility factors, observable current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Included in Level 2 are U.S. and foreign government obligations, mortgage-backed securities, some common stock and American Depositary Receipts ("ADRs"), corporate and municipal bonds, some mutual funds, investments in managed funds and OTC forwards, swaps, and options; and
Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 comprises financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. Included in Level 3 are common stock and ADRs, some corporate and municipal bonds, some other investments and contingent liabilities.
The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of September 30, 2012 and September 30, 2011 by level within the fair value hierarchy. There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2012 and 2011.

	September 30, 2012
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Money market funds	$0.1	$—	$—	$—	$0.1
Certificate of deposits	10.4	—	—	—	10.4
Unrestricted cash equivalents	10.5	—	—	—	10.5
Commodities warehouse receipts	22.3	—	—	—	22.3
U.S. government obligations	—	50.5	—	—	50.5
Securities and other assets segregated under federal and other regulations	22.3	50.5	—	—	72.8
Money market funds	335.1	—	—	—	335.1
U.S. government obligations	—	1,318.3	—	—	1,318.3
Mortgage-backed securities	—	7.0	—	—	7.0
Derivatives	3,344.3	—	—	(3,494.7)	(150.4)
Deposits and receivables from exchange-clearing organizations	3,679.4	1,325.3	—	(3,494.7)	1,510.0
Deposits and receivables from broker-dealers, clearing organizations and counterparties - derivatives	0.7	5.0	—	(6.4)	(0.7)
Common and preferred stock and American Depositary Receipts ("ADRs")	17.8	5.6	0.9	—	24.3
Exchangeable foreign ordinary equities and ADRs	10.0	—	—	—	10.0
Corporate and municipal bonds	0.3	0.6	3.6	—	4.5
U.S. government obligations	—	0.3	—	—	0.3
Foreign government obligations	14.8	—	—	—	14.8
Derivatives	315.6	785.3	—	(1,047.0)	53.9
Commodities leases	—	135.2	—	(93.1)	42.1
Commodities warehouse receipts	7.5	—	—	—	7.5
Exchange firm common stock	3.4	9.0	—	—	12.4
Mutual funds and other	1.9	—	—	—	1.9
Financial instruments owned	371.3	936.0	4.5	(1,140.1)	171.7
Total assets at fair value	$4,084.2	$2,316.8	$4.5	$(4,641.2)	$1,764.3
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$14.8	$—	$14.8
Payables to customers - derivatives	3,562.3	—	—	(3,562.3)	—
Common and preferred stock and ADRs	16.4	5.9	—	—	22.3
Exchangeable foreign ordinary equities and ADRs	5.7	—	—	—	5.7
Derivatives	338.1	775.2	—	(1,068.7)	44.6
Commodities leases	—	220.0	—	(117.2)	102.8
Financial instruments sold, not yet purchased	360.2	1,001.1	—	(1,185.9)	175.4
Total liabilities at fair value	$3,922.5	$1,001.1	$14.8	$(4,748.2)	$190.2

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.

	September 30, 2011
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Money market funds	$0.1	$—	$—	$—	$0.1
Certificate of deposits	12.6	—	—	—	12.6
Unrestricted cash equivalents	12.7	—	—	—	12.7
Commodities warehouse receipts	19.0	—	—	—	19.0
U.S. government obligations	—	3.7	—	—	3.7
Securities and other assets segregated under federal and other regulations	19.0	3.7	—	—	22.7
Money market funds	1,193.5	—	—	—	1,193.5
U.S. government obligations	—	470.5	—	—	470.5
Mortgage-backed securities	—	8.5	—	—	8.5
Derivatives	7,227.4	—	—	(7,491.7)	(264.3)
Deposits and receivables from exchange-clearing organizations	8,420.9	479.0	—	(7,491.7)	1,408.2
U.S. government obligations	—	0.1	—	—	0.1
Derivatives	47.3	1,073.5	—	(1,104.7)	16.1
Deposits and receivables from broker-dealers, clearing organizations and counterparties	47.3	1,073.6	—	(1,104.7)	16.2
Common and preferred stock and ADRs	45.6	0.2	1.1	—	46.9
Exchangeable foreign ordinary equities and ADRs	7.8	2.0	—	—	9.8
Corporate and municipal bonds	—	5.1	3.6	—	8.7
U.S. government obligations	—	0.8	—	—	0.8
Foreign government obligations	5.8	0.9	—	—	6.7
Derivatives	210.5	557.6	—	(666.2)	101.9
Commodities leases	—	66.3	—	(40.2)	26.1
Commodities warehouse receipts	16.2	—	—	—	16.2
Exchange firm common stock	3.0	0.7	—	—	3.7
Mutual funds and other	0.6	—	0.4	—	1.0
Investment in managed funds	—	1.3	—	—	1.3
Financial instruments owned	289.5	634.9	5.1	(706.4)	223.1
Total assets at fair value	$8,789.4	$2,191.2	$5.1	$(9,302.8)	$1,682.9
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$22.3	$—	$22.3
Payables to customers - derivatives	6,234.7	—	—	(6,234.7)	—
Common and preferred stock and ADRs	23.4	—	—	—	23.4
Exchangeable foreign ordinary equities and ADRs	21.5	2.3	—	—	23.8
Derivatives	219.9	1,679.1	—	(1,776.1)	122.9
Commodities leases	—	431.9	—	(211.1)	220.8
Financial instruments sold, not yet purchased	264.8	2,113.3	—	(1,987.2)	390.9
Total liabilities at fair value	$6,499.5	$2,113.3	$22.3	$(8,221.9)	$413.2

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.
Realized and unrealized gains and losses are included within ‘trading gains, net’ in the consolidated income statements.
Information on Level 3 Financial Assets and Liabilities

The Company’s financial assets at fair value classified within level 3 of the fair value hierarchy as of September 30, 2012 and 2011 are summarized below:

(in millions)	September 30, 2012	September 30, 2011
Total level 3 assets	$4.5	$5.1
Level 3 assets for which the Company bears economic exposure	$4.5	$5.1
Total assets	$2,958.9	$2,635.7
Total financial assets at fair value	$1,764.3	$1,682.9
Total level 3 assets as a percentage of total assets	0.2%	0.2%
Level 3 assets for which the Company bears economic exposure as a percentage of total assets	0.2%	0.2%
Total level 3 assets as a percentage of total financial assets at fair value	0.3%	0.3%

The following tables set forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the fiscal years ended September 30, 2012 and 2011, including a summary of unrealized gains (losses) during the fiscal year ended on the Company’s level 3 financial assets and liabilities still held as of September 30, 2012.

	Level 3 Financial Assets and Financial Liabilities For the Year Ended September 30, 2012
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/ issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common and preferred stock and ADRs	$1.1	$—	$(0.2)	$—	$—	$—	$0.9
Corporate and municipal bonds	3.6	—	—	—	—	—	3.6
Mutual funds and other	0.4	(0.4)	—	—	—	—	—
	$5.1	$(0.4)	$(0.2)	$—	$—	$—	$4.5
Liabilities:
Contingent liabilities	$22.3	$—	$2.0	$0.1	$(9.6)	$—	$14.8

	Level 3 Financial Assets and Financial Liabilities For the Year Ended September 30, 2011
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/ issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common and preferred stock and ADRs	$1.2	$—	$(0.1)	$—	$—	$—	$1.1
Corporate and municipal bonds	8.0	—	(1.7)	—	(2.7)	—	3.6
Mutual funds and other	0.4	—	—	—	—	—	0.4
Investment in managed funds	0.6	0.2	—	—	(0.8)	—	—
	$10.2	$0.2	$(1.8)	$—	$(3.5)	$—	$5.1
Liabilities:
Contingent liabilities	$32.3	$—	$(2.9)	$2.3	$(9.4)	$—	$22.3
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
In addition, the political and economic conditions in Thailand over the past two years have impacted the performance of the hotel. Following the interest capitalization period, the hotel owner was able to meet four quarterly interest payments on the debentures, however the hotel owner defaulted on the interest payment that was due in March 2011. The Company and other debenture holders have exercised their rights under the share pledge provisions of the debentures, and held a share auction of 100% of the shares of the single asset owning company. The debenture holders won the share auction and the previous owner, who is also a personal guarantor of the debentures, has filed a complaint to revoke the completed auction. The Company intends to vigorously defend actions taken in its capacity as a debenture holder. Judgment in the lawsuit filed by the previous owner is expected during the first quarter of 2013.
In accordance with the Fair Value Measurements and Disclosures Topic of the ASC, the Company has estimated the fair value of the debentures on a recurring basis each period. As of September 30, 2012, the Company's investment in the hotel is $3.6 million, and included within the corporate and municipal bonds classification in the level 3 financial assets and financial liabilities tables. The Company has classified its investment in the hotel within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. These cash flows are discounted employing present value techniques. During the year ended September 30, 2011, the Company recorded a loss of $1.7 million, representing an other than temporary impairment. The Company continues to monitor the hotel renovation process and evaluate the fair value of the debentures. There has been no significant change in the fair value of the debentures, and no additional loss has been recognized during the year ended September 30, 2012.
The Company is required to make additional future cash payments based on certain financial performance measures of its acquired businesses. The Company is required to remeasure the fair value of the cash earnout arrangements on a recurring basis in accordance with the guidance in the Business Combinations Topic of the ASC. The Company has classified its liabilities for the contingent earnout arrangements within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. The estimated fair value of the contingent purchase consideration is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted employing present value techniques in arriving at the acquisition-date fair value. The discount rate was developed using market participant company data, a level 2 input in the fair value hierarchy, and there have been no significant changes in the discount rate environment. From the dates of acquisition to September 30, 2012, certain acquisitions have had changes in the estimates of undiscounted cash flows, based on actual performances fluctuating from estimates. During the fiscal year ended September 30, 2012, the fair value of the contingent consideration increased $2.0 million, with the corresponding expense classified as 'other' within the consolidated income statements.
 The Company reports transfers in and out of levels 1, 2 and 3, as applicable, using the fair value of the securities as of the beginning of the reporting period in which the transfer occurred. The Company did not have any transfers between level 1 and level 2 fair value measurements for the year ended September 30, 2012.
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
On June 30, 2011, the commodities market experienced downward limit price movements on certain commodities, and on March 31, 2011, the commodities market experienced upward limit price movements on certain commodities. As a result, certain exchange-traded derivative contracts, which would normally be valued using quoted market prices and classified as level 1 within the fair value hierarchy, were priced using a valuation model using observable inputs. Due to the change in valuation techniques because of the limit moves, some derivative assets and derivative liabilities were transferred from level 1 and classified as level 2 during the year ended September 30, 2011. Such derivative assets and liabilities were valued using quoted market prices prior to March 31, 2011 and as of September 30, 2011 and as such, were classified as level 1. There were no significant similiar occurrences of upward or downward limit price movements during the year ended September 30, 2012 and the derivative assets and liabilities were valued using quoted market prices as of the respective quarter ends in fiscal year 2012 and as such were classified as level 1.

The Company has recorded unrealized gains of $90 thousand, net of income tax expense of $53 thousand related to U.S. government obligations and corporate bonds classified as available-for-sale securities in OCI as of September 30, 2012. The following tables summarize the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses of the Company’s investment securities classified as available-for-sale as of September 30, 2012 and September 30, 2011:

September 30, 2012
Amounts included in deposits with and receivables from exchange-clearing organizations:
	Amortized Cost	Unrealized Holding (1)		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$1,298.9	$—	$—	$1,298.9
Mortgage-backed securities	6.8	0.1	—	6.9
	$1,305.7	$0.1	$—	$1,305.8

(1)	Unrealized gain/loss on U.S. government obligations as of September 30, 2012, is less than 0.1 million .

September 30, 2011
Amounts included in financial instruments owned:
	Amortized Cost	Unrealized Holding (1)		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$0.5	$—	$—	$0.5
Corporate bonds	5.0	—	—	5.0
	$5.5	$—	$—	$5.5

(1)	Unrealized gain/loss on financial instruments owned as of September 30, 2011, is less than $0.1 million.

Amounts included in deposits with and receivables from exchange-clearing organizations:
	Amortized Cost	Unrealized Holding		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$440.6	$0.1	$—	$440.7
Mortgage-backed securities	8.3	0.2	—	8.5
	$448.9	$0.3	$—	$449.2
As of September 30, 2012 and September 30, 2011, investments in debt securities classified as available-for-sale (AFS) mature as follows:

September 30, 2012
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$1,298.9	$—	$1,298.9
Mortgage-backed securities	—	6.9	6.9
	$1,298.9	$6.9	$1,305.8

September 30, 2011
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$441.2	$—	$441.2
Corporate bonds	5.0	—	5.0
Mortgage-backed securities	—	8.5	8.5
	$446.2	$8.5	$454.7
There were no sales of AFS Securities during years ended September 30, 2012 and September 30, 2011, and as a result, no realized gains or losses were recorded for the years ended September 30, 2012 and September 30, 2011.
For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.

The Company has also classified equity investments in exchange firms' common stock not pledged for clearing purposes as available-for-sale. The investments are recorded at fair value, with unrealized gains and losses recorded, net of taxes, as a component of OCI until realized. As of September 30, 2012, the cost and fair value of the equity investments in exchange firms is $4.4 million and $12.4 million, respectively. As of September 30, 2011, the cost and fair value of the equity investments in exchange firms is $4.4 million and $3.7 million, respectively.
On June 15, 2012, London Metal Exchange Holdings Limited, the parent company of the LME, entered into a framework agreement regarding the terms of a recommended cash offer for the entire issued and outstanding ordinary share capital of LME Holdings. On July 23, 2012, the shareholders of LME Holdings voted to approve the sale of the LME to the Hong Kong Exchanges & Clearing Limited. Based on the proposed sale price of the ordinary shares, the shares of the LME held by the Company were valued at $8.7 million as of September 30, 2012. The shares held by the Company, that have been designated as available-for-sale, reflect an unrealized gain of $6.3 million net of income tax expense of $2.0 million. This gain is recorded in OCI as of September 30, 2012. In late November 2012, the Financial Services Authority approved the change of ownership of the LME. The Company expects to collect payment for the sale of their shares and to reclassify the unrealized gain in accumulated OCI and recognize the realized gain in earnings in the first quarter of fiscal year 2013.
The Company has recorded unrealized losses of $0.3 million, net of income tax benefit of $0.1 million in OCI related to remaining equity investments in exchange firms as of September 30, 2012. The Company has recorded unrealized losses of $0.4 million, net of income tax benefit of $0.3 million in OCI related to equity investments in exchange firms as of September 30, 2011. The Company monitors the fair value of exchange common stock on a periodic basis, and does not consider any current unrealized losses to be anything other than temporary impairment.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements as of September 30, 2012 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to September 30, 2012. The total of $175.4 million as of September 30, 2012 includes $44.6 million for derivative contracts, which represent a liability to the Company based on their fair values as of September 30, 2012.
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
The Company continues to employ an interest rate risk management strategy that uses derivative financial instruments in the form of interest rate swaps to manage a portion of the aggregate interest rate position. The Company’s objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap the resulting variable interest earnings into the medium-term interest stream, by using a strip of interest rate swaps that mature every quarter, in order to achieve the two year moving average of the two year swap rate. The risk mitigation of these interest rate swaps is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC, and as a result they are recorded at fair value, with changes in the marked-to-market valuation of the financial instruments recorded within 'trading gains, net' in the consolidated income statements. At September 30, 2012 and 2011, the Company had $765.0 million and $1.1 billion in notional principal of interest rate swaps outstanding with a weighted-average life of 6 and 14 months, respectively.

Listed below are the fair values of the Company's derivative assets and liabilities as of September 30, 2012 and 2011. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	September 30, 2012		September 30, 2011
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$3,325.6	$3,565.3	$7,074.2	$6,062.4
OTC commodity derivatives	823.6	841.4	763.7	780.1
Exchange-traded foreign exchange derivatives	63.0	47.7	126.9	89.8
OTC foreign exchange derivatives (2)(3)	215.4	196.6	1,074.3	1,118.9
Exchange-traded interest rate derivatives	0.9	2.6	2.3	2.8
OTC interest rate derivatives	1.6	—	3.2	—
Equity index derivatives	20.8	22.0	71.7	79.7
Gross fair value of derivative contracts	4,450.9	4,675.6	9,116.3	8,133.7
Impact of netting and collateral	(4,548.1)	(4,631.0)	(9,262.6)	(8,010.8)
Total fair value included in ‘Deposits and receivables from exchange-clearing organizations’	$(150.4)		$(264.3)
Total fair value included in 'Deposits and receivables from broker-dealers, clearing organizations and counterparties'	$(0.7)		$16.1
Total fair value included in ‘Financial instruments owned, at fair value’	$53.9		$101.9
Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$44.6		$122.9

(1)	As of September 30, 2012 and 2011, the Company’s derivative contract volume for open positions was approximately 4.1 million and 3.9 million contracts, respectively.

(2)
In accordance with agreements with counterparties, the Company is allowed to periodically take advances against its open trade fair value. These amounts exclude advances against open trade fair value of $9.2 million and $0 outstanding as of September 30, 2012 and 2011, respectively.

(3)
In accordance with agreements with counterparties, the Company has to maintain a sufficient margin collateral balance based on the value of the open positions. These amounts exclude deposits with the counterparties for margin collateral, which are included in netting and collateral line, of $0 and $53.5 million as of September 30, 2012 and 2011, respectively.

The Company’s derivative contracts are principally held in its Commodities and Risk Management Services ("C&RM") segment. The Company assists its C&RM segment customers in protecting the value of their future production by entering into option or forward agreements with them on an OTC basis. The Company also provides its C&RM segment customers with option products, including combinations of buying and selling puts and calls. The Company mitigates its risk by generally offsetting the customer's transaction simultaneously with one of the Company's trading counterparties or will offset that transaction with a similar but not identical position on the exchange. The risk mitigation of these offsetting trades is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC. These derivative contracts are traded along with cash transactions because of the integrated nature of the markets for these products. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies. In particular, the risks related to derivative positions may be partially offset by inventory, unrealized gains in inventory or cash collateral paid or received.

The following table sets forth the Company's net gains (losses) related to derivative financial instruments for the fiscal years ended September 30, 2012, 2011 and 2010, in accordance with the Derivatives and Hedging Topic of the ASC. The net gains (losses) set forth below are included within ‘trading gains, net’ in the consolidated income statements.

	Year Ended September 30,
(in millions)	2012	2011	2010
Commodities	$65.7	$34.1	$(19.1)
Foreign exchange	10.4	15.0	13.3
Interest rate	1.4	3.5	2.5
Net gains (losses) from derivative contracts	$77.5	$52.6	$(3.3)
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
As of December 31, 2010, the remaining unrecognized loss relating to both interest rate swaps in accumulated other comprehensive income (loss) was $0.6 million, net of tax. That amount was expected to be recognized in earnings as the forecasted payments affected interest expense. However, at the end of the period ended March 31, 2011, the Company's borrowing levels again decreased significantly and it was determined that the one remaining swap, that was being classified as a cash flow hedge, no longer met the criteria for the deferral of the effective portion of unrecognized hedging gains or losses and the Company discontinued hedge accounting for the remaining swap. In addition, as the Company did not expect the borrowing levels to increase significantly before the swaps were due to mature, the remaining balances were recognized in earnings. The Company recognized a loss of $0.3 million, net of tax, for the fiscal year ended September 30, 2011, as a result of the discontinuation of hedge accounting which is included within ‘trading gains, net’ in the consolidated income statements.
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
The Company is a party to financial instruments in the normal course of its business through customer and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the execution of orders for commodity futures, options-on-futures and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held as of September 30, 2012 and September 30, 2011 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting, or customer agreements which reduce the exposure to the Company.
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
Note 5 – Receivables From Customers, net and Notes Receivable, net
Receivables from customers, net and notes receivable, net include an allowance for bad debts, which reflects the Company's best estimate of probable losses inherent in the receivables from customers and notes receivable. The Company provides for an allowance for doubtful accounts based on a specific-identification basis. The Company continually reviews its allowance for bad debts. The allowance for doubtful accounts related to receivables from customers was $0.9 million and 11.8 million as of September 30, 2012 and 2011, respectively. The allowance for doubtful accounts related to notes receivable was $0.1 million as of September 30, 2012 and 2011, respectively.
During the year ended September 30, 2012, the Company recorded bad debt expense, net of recoveries, of $0.7 million, including provision increases and direct write-offs of $0.8 million, offset by recoveries of $0.1 million. The provision increases during 2012 were primarily related to customer deficits within the C&RM segment. During 2012, the Company charged-off receivables on consigned gold transactions of $8.5 million and CES customer deficits of $2.7 million, which were all fully reserved.
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

Activity in the allowance for doubtful accounts and notes for the years ended September 30, 2012, 2011 and 2010 was as follows:

(in millions)	2012	2011	2010
Balance, beginning of year	$11.9	$119.2	$123.4
Provision for bad debts	0.4	7.2	2.3
Transfer in (1)	—	2.5	—
Deductions:
Charge-offs	(11.2)	(113.3)	(5.8)
Recoveries	(0.1)	(3.7)	(0.7)
Balance, end of year	$1.0	$11.9	$119.2

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

The Company originates short-term notes receivable from customers with the outstanding balances being insured 90% to 98% by a third party, including accrued interest. The total balance outstanding under insured notes receivable was $10.2 million as of September 30, 2012. The Company has sold $0.8 million of the insured portion of the notes through non-recourse participation agreements with other third parties.
See discussion of notes receivable related to commodity repurchase agreements in Note 13.
Note 6 – Physical Commodities Inventory
Commodities in process include commodities in the process of being recycled. As of September 30, 2012 and 2011, $129.1 million and $159.4 million, respectively, of physical commodities inventory served as collateral under certain of the Company’s credit facilities, as detailed further in Note 10. The carrying values of the Company’s inventory as of September 30, 2012 and 2011 are shown below.

(in millions)	September 30, 2012	September 30, 2011
Commodities in process	$13.6	$2.4
Finished commodities	118.0	158.2
Physical commodities inventory	$131.6	$160.6
As a result of declining market prices for some commodities towards the end of the fiscal year, the Company has recorded LCM adjustments for physical commodities inventory of $0.4 million and $21.9 million as of September 30, 2012 and 2011, respectively. The adjustments are included within 'cost of sales of physical commodities' in the consolidated income statements.
Note 7 – Property and Equipment, net
Property and equipment are stated at cost, and reported net of accumulated depreciation on the consolidated balance sheets. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from 3 to 10 years. During the fiscal years ended September 30, 2012, 2011 and 2010, depreciation expense was $4.7 million, $2.4 million and $1.0 million, respectively.

A summary of property and equipment, at cost less accumulated depreciation as of September 30, 2012 and 2011 is as follows:

(in millions)	September 30, 2012	September 30, 2011
Property and equipment:
Furniture and fixtures	$6.3	$4.8
Software	3.9	2.4
Equipment	9.3	6.0
Leasehold improvements	9.0	7.1
Total property and equipment	28.5	20.3
Less accumulated depreciation	(9.6)	(5.3)
Property and equipment, net	$18.9	$15.0
Note 8 – Goodwill
During the fiscal years ended September 30, 2012 and 2011, the Company recognized $1.1 million and $2.2 million, respectively, in additional goodwill related to acquisitions. See discussion in Note 18 related to the additional goodwill recorded for the Company's acquisitions.
Goodwill allocated to the Company’s operating segments as of September 30, 2012 and 2011 is as follows:

(in millions)	September 30, 2012	September 30, 2011
Commodity and Risk Management Services	$32.0	$30.9
Foreign Exchange	6.3	6.3
Securities	5.3	5.3
Goodwill	$43.6	$42.5

Note 9 – Intangible Assets
Intangible assets acquired during the fiscal year ended September 30, 2012 relate to acquisitions, as discussed in Note 18. The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows:

	September 30, 2012			September 30, 2011
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Noncompete agreement	$3.7	$(3.0)	$0.7	$3.7	$(1.7)	$2.0
Trade name	0.7	(0.5)	0.2	0.6	(0.5)	0.1
Software programs/platforms	2.2	(1.0)	1.2	2.1	(0.6)	1.5
Customer base	9.6	(1.8)	7.8	8.9	(1.0)	7.9
	16.2	(6.3)	9.9	15.3	(3.8)	11.5
Intangible assets not subject to amortization
Trade name	1.2	—	1.2	2.1	—	2.1
Total intangible assets	$17.4	$(6.3)	$11.1	$17.4	$(3.8)	$13.6
Amortization expense related to intangible assets was $2.5 million, $2.3 million, and $0.7 million for the fiscal years ended 2012, 2011 and 2010, respectively. As of September 30, 2012, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2013	$2.0
Fiscal 2014	1.1
Fiscal 2015	0.8
Fiscal 2016	0.4
Fiscal 2017	0.4
Fiscal 2018 and thereafter	5.2
$9.9
During the fiscal year ended September 30, 2012, as part of the annual goodwill and intangible assets impairment analysis, the Company assessed the value of the indefinite-lived trade names related to previous acquisitions and determined that the value of the Hencorp Futures and Provident Group trade names had been impaired during the year. The Company is intending to discontinue the use of those trade names in the future, which impaired the value of the previously recorded intangible assets. The remaining value, if any, of the trade names was determined based on the income approach utilizing projected sales, an estimated royalty rate and discount rate.
The Company recorded impairment losses for the trade names of $0.8 million, within 'bad debts and impairments' on the consolidated income statement, during the fiscal year ended September 30, 2012. In addition, the Company determined that the remaining value of the Hencorp Futures trade name is no longer an indefinite-lived intangible asset. The remaining value of the Hencorp Futures trade name of $0.1 million is being amortized over a one year period. The Hencorp Futures and Provident Group trade names were recorded in the CR&M and Securities segments, respectively.
Note 10 – Credit Facilities
As of September 30, 2012, the Company had four committed credit facilities under which the Company may borrow up to $385.0 million, subject to certain conditions. The amounts outstanding under these credit facilities are short term borrowings and carry variable rates of interest, thus approximating fair value.
The Company’s credit facilities as of September 30, 2012 consisted of the following:
A three-year syndicated committed loan facility established on October 29, 2010 and amended on May 22, 2012 to increase the amount under which the Company is entitled to borrow, up to $95 million, subject to certain conditions. The loan proceeds are used to finance working capital needs of the Company and certain subsidiaries. The line of credit is secured by a pledge of shares held in certain of the Company’s subsidiaries. Unused portions of the loan facility require a commitment fee of 0.625% on the unused commitment. Borrowings under the facility bear interest at the Eurodollar Rate, as defined, plus 3.00% or Base Rate, as defined, plus 2.00%, and averaged 3.22% as of September 30, 2012. The agreement contains financial covenants related to consolidated tangible net worth, consolidated domestic tangible net worth, consolidated interest coverage ratio and consolidated net unencumbered liquid assets, as defined. The Company was in compliance with these financial covenants as of September 30, 2012. The Company paid debt issuance costs of $1.2 million in connection with the issuance of this credit facility, which are being amortized over the thirty-six month term of the facility.
A revolving syndicated committed loan facility established on September 22, 2010 and amended on September 18, 2012, under which the Company’s subsidiary, INTL Commodities, Inc. ("INTL Commodities") is entitled to borrow up to $140 million, subject to certain conditions. The loan proceeds are used to finance the activities of INTL Commodities and are secured by its assets. Unused portions of the loan facility require a commitment fee of 0.75% on the unused commitment. The borrowings outstanding under the facility bear interest at the Eurodollar Rate, as defined and 0.21% as of September 30, 2012, plus 2.875% for the applicable term, at INTL Commodities’ election. The agreement contains financial covenants related to INTL Commodities’ working capital, equity and leverage ratio, as defined. The Company was in compliance with these covenants as of September 30, 2012. The Company paid debt issuance costs of $0.2 million in connection with the renewal of this credit facility, which are being amortized over the four month remaining term of the facility. The facility is guaranteed by the Company.
An unsecured syndicated committed line of credit, established on June 21, 2010 and renewed by amendment on April 12, 2012, under which the Company’s subsidiary, FCStone, LLC, may borrow up to $75 million. This line of credit is intended to provide short term funding of margin to commodity exchanges as necessary. This line of credit is subject to annual review, and the continued availability of this line of credit is subject to FCStone, LLC’s financial condition and operating results continuing to be satisfactory as set forth in the agreement. Unused portions of the margin line require a commitment fee of 0.50% on the unused commitment. Borrowings under the margin line are on a demand basis and bear interest at the Base Rate, as defined, plus 2.00%, which was 5.25% as of September 30, 2012. The agreement contains financial covenants related to FCStone,

LLC’s tangible net worth, leverage ratio, and net capital, as defined. FCStone, LLC was in compliance with these covenants as of September 30, 2012. The facility is guaranteed by the Company.
A syndicated committed borrowing facility established on August 10, 2012, and amended on September 14, 2012, under which the Company’s subsidiary, FCStone Merchant Services, LLC ("FCStone Merchants") is entitled to borrow up to $75.0 million, subject to certain conditions. The loan proceeds are used to finance traditional commodity financing arrangements or the purchase of eligible commodities from sellers who have agreed to sell and later repurchase such commodities from FCStone Merchants, and are secured by its assets. Unused portions of the borrowing facility require a commitment fee of 0.50% on the unused commitment. The borrowings outstanding under the facility bear interest at a rate per annum equal to the Base Rate plus Applicable Margin, as defined, which averaged 2.39% as of September 30, 2012. The agreement contains financial covenants related to tangible net worth, as defined. FCStone Merchants was in compliance with this covenant as of September 30, 2012. FCStone Merchants paid minimal debt issuance costs in connection with this credit facility. The facility is guaranteed by the Company.
Credit facilities and outstanding borrowings as of September 30, 2012 and 2011 were as follows:

(in millions)				Amounts Outstanding
Borrower	Security	Renewal / Expiration Date	Total Commitment	September 30, 2012	September 30, 2011
INTL FCStone Inc.	Certain pledged shares	October 1, 2013	$95.0	$48.0	$—
INTL Commodities	Certain commodities assets	January 31, 2013	140.0	107.0	60.0
FCStone, LLC	None	April 11, 2013	75.0	20.0	—
FCStone Merchants	Certain commodities assets	May 31, 2013	75.0	43.2	—
FCStone Merchants	Certain forward commodity contracts	Terminated June 2012	—	—	1.9
FCStone Financial, Inc.	Certain commodities assets	Terminated August 2012	—	—	15.5
			$385.0	$218.2	$77.4
During fiscal 2013, or shortly thereafter, $385 million of the Company's committed credit facilities are scheduled to expire. The Company is currently in discussions with current and potential lenders to renew, extend or rearrange these facilities. While there is no guarantee that the Company will be successful in renewing, extending or rearranging these agreements as they expire, based on the Company's liquidity position and capital structure, the Company believes it will be able to do so. At this time, the Company is unable to determine the duration, applicable interest rates or other costs associated with the renewal or replacement of these facilities.
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
If the assessment of a contingency indicates that it is probable that a material loss had been incurred at the date of the financial statements and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Neither accrual nor disclosure is required for loss contingencies that are deemed remote. The Company accrues legal fees related to contingent liabilities as they are incurred.
In addition to the matters discussed below, from time to time and in the ordinary course of business, the Company is involved in various legal actions and proceedings, including tort claims, contractual disputes, employment matters, workers' compensation claims and collections. The Company carries insurance that provides protection against certain types of claims, up to the policy limits of the insurance. During the years ended September 30, 2012 and 2011, loss contingency accruals, not having a material impact on the consolidated financial statements, have been recorded. In the opinion of management, possible exposure in these matters in excess of the amounts accrued, is not material to the Company's earnings, financial position, or liquidity.
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
On July 8, 2009, a purported shareholder class action complaint was filed against FCStone and its directors, as well as the Company in the Circuit Court of Clay County, Missouri. The complaint alleged that FCStone and its directors breached their fiduciary duties by failing to maximize stockholder value in connection with the contemplated acquisition of FCStone by the Company. This complaint was subsequently consolidated with the complaint filed in the Circuit Court of Platte County, Missouri. The plaintiffs subsequently filed an amended consolidated complaint which does not assert any claims against the Company. This complaint purports to be filed derivatively on FCStone and the Company's behalf and against certain of FCStone current and former directors and officers and directly against the same individuals. The Company, FCStone, and the defendants filed motions to dismiss on multiple grounds. The parties to the litigation reached an agreement in principle to settle this matter during October 2012. The proposed settlement will result in the Company incurring a legal cost of $250,000 after consideration of insurance, and is subject to approval by the court.
As previously disclosed, the Staff of the Fort Worth Regional Office of the Securities and Exchange Commission (the "SEC") had conducted a formal investigation of FCStone's disclosures and accounting for losses associated with the energy trading account, which occurred prior to the Company's acquisition of FCStone on September 30, 2009. The Company cooperated fully with the SEC Staff in its investigation. During the quarter ended March 31, 2012, the Company was informed that the Staff of the SEC had closed its investigation of FCStone, and was not taking enforcement action against FCStone or any of its current or former officers.
In February 2011, the Company's Board of Directors formed a special committee to conduct an independent investigation of FCStone's disclosures and accounting for losses associated with the energy trading account. The Company's Board of Directors determined that it would be appropriate and consistent with its governance and oversight responsibilities to form the special committee to investigate these matters as they pertain to the private litigation and the SEC investigation described above. The special committee, which was comprised solely of independent directors of the Company who were not formerly directors of FCStone, retained an independent law firm to represent and assist it in its investigation. The special committee was disbanded at the Company's November 2012 meeting of the Board of Directors, having completed its task.
In November 2011, the CFTC Division of Enforcement Staff ("Staff") requested the Company to voluntarily produce specified documents to the Staff in connection with its then informal investigation of the losses that occurred in the energy trading account. On September 20, 2012, the Staff provided the Company with a Wells Notice, indicating the Staff's intention to recommend that the CFTC bring certain charges against FCStone LLC. The Company believes that the recommended charges are not warranted, and in response to the Staff's Wells Notice, the Company filed its Wells Submission with the Staff in October 2012. At this time, the Company cannot predict whether the CFTC will accept the Staff's recommendations with respect to the proposed charges. The Company likewise cannot predict the continued scope, duration or outcome of this matter, including the amount of monetary penalty or fine, if any, that would be assessed if the CFTC elected to pursue enforcement action and prevailed against the Company in a contested proceeding.

Convertible Note Holder Litigation
In November 2009, an investor holding $3.7 million of the Company's senior subordinated convertible notes due 2011 (the “Notes”) filed a notice of motion for summary judgment on the Company, claiming that the FCStone transaction resulted in a change of control as defined in the Notes; and that, as a result, the Company should have afforded the investor the opportunity to have the Notes redeemed at a 15% premium. The investor also claimed default interest at the rate of 15% per annum established in the Notes. The investor's motion was denied in March 2010, and the investor filed an amended complaint in April 2010. The remaining three holders of the Notes, holding Notes in an aggregate amount of $13.0 million, filed a similar lawsuit on the Company in October 2010.
During the year ended September 30, 2011, all of the remaining holders of the Notes converted the principal amount and accrued interest into shares of common stock of the Company. Subsequent to conversion, two holders of the Notes, each a holder of $4.0 million in principal amount of the convertible notes as of September 30, 2009, persisted in their claims against the Company. During March 2012, the Company entered into a settlement agreement with the two holders of the Notes, pursuant to which the Company paid the plaintiffs the amount of $200,000 in settlement of all claims.
Sentinel Litigation
The Company's subsidiary, FCStone, LLC, had a portion of its excess segregated funds invested with Sentinel Management Group Inc. ("Sentinel"), a registered FCM and an Illinois-based money manager that provided cash management services to other FCMs. In August 2007, Sentinel halted redemptions to customers and sold certain of the assets it managed to an unaffiliated third party at a significant discount. On August 17, 2007, subsequent to Sentinel's sale of certain assets, Sentinel filed for bankruptcy protection and $15.5 million of FCStone, LLC's $21.9 million in invested funds were returned to it.
In August 2008, the bankruptcy trustee of Sentinel filed adversary proceedings against FCStone, LLC and a number of other FCMs in the Bankruptcy Court for the Northern District of Illinois. The case was subsequently reassigned to the United States District Court, for the Northern District of Illinois. In the complaint, the trustee is seeking avoidance of alleged transfers or withdrawals of funds received by FCStone, LLC and other FCMs within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions and disallowance of the proof of claim filed by FCStone, LLC. The trustee seeks recovery of pre- and post-petition transfers totaling approximately $15.5 million. In April 2009, the trustee filed an amended complaint adding a claim for unjust enrichment. FCStone, LLC answered the complaints and all parties entered into the discovery phase of the litigation. On January 21, 2011 the trustee filed a motion for summary judgment against FCStone, LLC on various counts in the adversary proceedings filed in August 2008 against FCStone, LLC and a number of other FCMs. On January 13, 2012, FCStone, LLC filed a motion for summary judgment in its favor with respect to the transfer of approximately $1.1 million to its customer segregated account on August 17, 2007, pursuant to the "safe harbor" provisions of Section 546(e) of the U.S. Bankruptcy Code. On April 17, 2012, FCStone, LLC and all other FCM Defendants filed a motion to dismiss a portion of the Trustee's claims set forth in its amended complaint. The trial of this matter took place during October 2012. Judgment is expected during the first calendar quarter of 2013.
Contractual Commitments
Contingent Liabilities - Acquisitions
Under the terms of the purchase agreements, related to the acquisitions listed below, the Company has obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The contingent liability for these estimated additional purchase price considerations are included within ‘accounts payable and other accrued liabilities’ in the consolidated balance sheets as of September 30, 2012 and 2011. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings.
The Company has a contingent liability relating to the November 2011 acquisition of Coffee Network, LLC, subsequently reorganized as a division of FCStone, LLC, which may result in the payment of additional purchase price consideration, see Note 18 for discussion of the acquisition. The acquisition date fair value of additional consideration was estimated to be less than $0.1 million. The contingent liability recorded represents the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings during the three annual periods following the closing of the acquisition plus a final contingent payment, and a discount rate being applied to those future payments.
The Company has a contingent liability relating to the October 2010 acquisition of Hencorp Becstone Futures, L.C., subsequently reorganized as a division of FCStone, LLC, ("Hencorp Futures"), which may result in the payment of additional purchase price consideration, see Note 18 for discussion of the acquisition. The acquisition date fair value of additional consideration was estimated to be $2.3 million. The contingent liability recorded represents a contingent payment of $0.3 million based on adjusted pre-tax net earnings of Hencorp Futures for fiscal 2012 and the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings during the third and fourth fiscal years following the closing of the acquisition and a discount rate being applied to those future payments. The Company expects to make cash payments of $0.3 million, $0.4 million and $2.3 million in fiscal 2013, 2014 and 2015, respectively, related to this contingent liability. The change in fair value during the years ended September 30, 2012 and 2011 were increases of $0.1 million and $0.5 million, respectively, included within ‘other’ in the consolidated income statements. The present value of the estimated total purchase price, including contingent consideration, is $6.5 million as of September 30, 2012, of which $2.5 million has not been paid and is included within ‘accounts payable and other accrued liabilities’ in the consolidated balance sheets. The present value of the estimated total purchase price, including contingent consideration, was $6.4 million as of September 30, 2011.
The Company has a contingent liability relating to the July 2010 acquisition of the Hanley Companies, which may result in the payment of additional purchase price consideration, see Note 18 for discussion of the acquisition. The acquisition date fair value of additional consideration was estimated to be $15.6 million. The contingent liability recorded represents contingent payments equal to 15% of the adjusted earnings before interest and taxes of the soft commodities derivatives business of the acquired Hanley Companies and INTL Hanley, LLC (the “Derivatives Division”) for the twelve-month period ending June 30, 2013 and a final contingent payment based on the cumulative adjusted earnings before interest and taxes of the Derivatives Division for the three year period commencing on July 1, 2010, with a discount rate being applied to those future payments. The Company expects to make a cash payment of $10.0 million in fiscal 2013 related to this contingent liability. The change in fair value for the years ended September 30, 2012 and 2011 were increases of $2.0 million and $4.2 million, respectively, included within ‘other’ in the consolidated income statements. The present value of the estimated total purchase price, including contingent consideration, is $53.5 million as of September 30, 2012, of which $9.3 million has not been paid and is included within ‘accounts payable and other accrued liabilities’ in the consolidated balance sheets. The present value of the estimated total purchase price, including contingent consideration, was $51.6 million as of September 30, 2011.
The Company has a contingent liability relating to the April 2010 acquisition of the RMI Companies, subsequently reorganized as divisions of FCStone, LLC, which may result in the payment of additional consideration, see Note 18 for discussion of the acquisition. The acquisition date fair value of additional consideration was estimated to be $10.7 million. The contingent liability recorded represents the fair value of expected consideration to be paid based on the forecasted sales during the twelve month period ending March 31, 2013, and a discount rate being applied to this future payment. The Company expects to make a cash payment of $3.1 million in fiscal 2013 related to this contingent liability. The change in fair value for the years ended September 30, 2012 and 2011 were decreases of $28 thousand and $1.5 million, respectively, included within ‘other’ in the consolidated income statements. The present value of the estimated total purchase price, including contingent consideration, is $15.1 million as of September 30, 2012, of which $2.9 million has not been paid and is included within ‘accounts payable and other accrued liabilities’ in the consolidated balance sheets. The present value of the estimated total purchase price, including contingent consideration, was $15.2 million as of September 30, 2011.
The Company has a contingent liability relating to the February 2008 acquisition of Globecot, Inc. Under the terms of the purchase agreement, the Company has an obligation to pay additional consideration if specific conditions and earnings targets are met in the twelve-month period ending January 31, 2013. As a result of the Company's acquisition of FCStone Group, Inc. and subsidiaries (the "FCStone transaction"), effective September 30, 2009, any additional consideration would be considered an adjustment to a pre-acquisition contingency, made after the end of the allocation period, and included in earnings in the current period. As of September 30, 2012, no accrual has been recorded related to this contingent liability, and the additional consideration is limited to $0.4 million for the twelve-month period.
Operating Leases
The Company is obligated under various noncancelable operating leases for the rental of office facilities, aircraft, automobiles, service obligations and certain office equipment, and accounts for these lease obligations on a straight line basis. The expense associated with operating leases amounted to $8.9 million, $7.2 million and $5.5 million, for fiscal years ended 2012, 2011 and 2010, respectively. The expenses associated with the operating leases and service obligations are reported in the consolidated income statements within occupancy and equipment rental, clearing and related and other expenses.

Future aggregate minimum lease payments under noncancelable operating leases as of September 30, 2012 are as follows:

(in millions)
Year ending September 30,
2013	$7.1
2014	6.1
2015	4.9
2016	5.7
2017	6.3
Thereafter	9.3
$39.4
Purchase Commitments
The Company determines an estimate of contractual purchase commitments in the ordinary course of business primarily for the purchase of precious and base metals. Unpriced contract commitments have been estimated using September 30, 2012 fair values. The purchase commitments and other obligations as of September 30, 2012 for less than one year, one to three years, three to five years and after five years were $635.5 million, $6.1 million, $3.3 million and $2.4 million, respectively.
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
Impairment
The Company recorded an impairment charge of $1.1 million for the year ended September 30, 2010 in connection with INTL Sieramet LLC, a corporation in which it held a 55% equity interest. This amount is recorded within ‘bad debts and impairments’ in the consolidated income statement for the year ended September 30, 2010. The assets of INTL Sieramet LLC were liquidated and the company was dissolved during fiscal 2012, resulting in a reversal of $0.1 million in previously recorded impairment charges.
Note 12 – Regulatory Requirements and Subsidiary Dividend Restrictions
The Company's subsidiary FCStone, LLC is a commodity futures commission merchant registered with the CFTC servicing customers primarily in grain, energy and food service-related businesses. Pursuant to the rules, regulations, and requirements of the CFTC and other regulatory agencies, FCStone, LLC is required to maintain certain minimum net capital as defined in such rules, regulations, and requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. FCStone, LLC also has restriction on dividends, which restricts the withdrawal of equity capital if the planned withdrawal would reduce net capital, subsequent to haircuts and charges, to an amount less than 120% of the greatest minimum requirement.
Pursuant to the requirements of the Commodity Exchange Act, funds deposited by customers of FCStone, LLC relating to their trading of futures and options-on-futures on a U.S. commodities exchange must be carried in separate accounts which are designated as segregated customers’ accounts. Pursuant to the requirements of the CFTC, funds deposited by customers of FCStone, LLC relating to their trading of futures and options-on-futures traded on, or subject to the rules of, a foreign board of trade must be carried in separate accounts in an amount sufficient to satisfy all of FCStone LLC's current obligations to customers trading foreign futures and foreign options on foreign commodity exchanges or boards of trade, which are designated as secured customers’ accounts. See Additional Information of FCStone, LLC Related to Customer Segregated and Secured Funds further below for additional information regarding FCStone, LLC's calculation of segregated and secured customer funds.
The Company's subsidiary INTL FCStone (Europe) is regulated by the Financial Services Authority ("FSA"), the regulator of the financial services industry in the United Kingdom, as a Financial Services Firm under part IV of the Financial Services and

Markets Act 2000. The regulations impose daily regulatory capital, as well as conduct of business, governance, and other requirements. The conduct of business rules include those that govern the treatment of client money and other assets which under certain circumstances for certain classes of client must be segregated from the firm's own assets.
The Company's subsidiary INTL Global Currencies Limited is regulated by the FSA as a Payment Institution under the Payment Services Regulations 2009. The regulations impose regulatory capital (reported annually), and conduct of business requirements.
The Company's subsidiary TRX Futures Limited is regulated by the FSA as a Financial Services Firm under part IV of the Financial Services and Markets Act 2000, and was subject to a capital adequacy requirement at September 30, 2012. Subsequent to September 30, 2012, the activities of TRX Futures Limited have been reorganized within INTL FCStone (Europe), and TRX Futures Limited is in the process of dissolution.
The Company’s subsidiary INTL FCStone Securities Inc. ("INTL FCStone Securities") is a registered broker dealer and member of the Financial Industry Regulatory Authority ("FINRA") and is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital, and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. A further requirement is that equity capital may not be withdrawn if this ratio would exceed 10 to 1 after such withdrawal.
The Company’s subsidiary FCC Investments, Inc. is a registered broker-dealer and a member of FINRA, and is subject to the SEC Uniform Net Capital Rule 15c3-1.
The Company’s subsidiary FCStone Australia Pty Ltd ("FCStone Australia") is regulated by the Australian Securities and Investment Commission and is subject to a net tangible asset capital requirement. FCStone Australia is also regulated by the New Zealand Clearing Limited, and is subject to a capital adequacy requirement.
FCStone Commodity Services (Europe), Ltd. is domiciled in Ireland and subject to regulation by the Financial Regulator of Ireland, and is subject to a net capital requirement.
INTL FCStone DTVM Ltda. ("INTL FCStone DTVM") is a registered broker-dealer and regulated by the Brazilian Central Bank and Securities and Exchange Commission of Brazil, and is subject to a capital adequacy requirement of $0.7 million. The recently acquired INTL FCStone DTVM, a shell company with no significant operations, had net capital lower than the minimum required amount by less than $0.1 million as of September 30, 2012. The Company expects to remediate this shortfall in net capital of INTL FCStone DTVM for the semi-annual regulatory filing prepared as of December 31, 2012.
Excluding INTL FCStone DTVM, all other subsidiaries of the Company are in compliance with all of their regulatory requirements as of September 30, 2012, as follows:

(in millions)			As of September 30, 2012
Subsidiary	Regulatory Authority	Requirement Type	Actual	Minimum Requirement
FCStone, LLC	CFTC	Net capital	$124.3	$86.3
FCStone, LLC	CFTC	Segregated funds	$1,665.5	$1,620.5
FCStone, LLC	CFTC	Secured funds	$89.3	$77.6
INTL FCStone (Europe)	FSA	Net capital	$35.0	$18.8
INTL FCStone (Europe)	FSA	Segregated funds	$26.4	$26.4
INTL Global Currencies Limited	FSA	Net capital	$7.6	$1.2
TRX Futures Limited	FSA	Capital adequacy	$8.5	$4.3
INTL FCStone Securities Inc.	SEC	Net capital	$2.0	$1.0
FCC Investments, Inc.	SEC	Net capital	$0.4	$0.3
FCStone Australia	Australian Securities and Investment Commission	Net capital	$1.9	$1.0
FCStone Australia	New Zealand Clearing Ltd	Capital adequacy	$11.5	$1.3
FCStone Europe	Central Bank of Ireland	Net capital	$1.8	$0.4
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of September 30, 2012, these subsidiaries were in compliance with their local capital adequacy requirements.

Additional Information of FCStone, LLC Related to Customer Segregated and Secured Funds
Pursuant to the requirements of the Commodity Exchange Act, funds deposited by customers of FCStone, LLC relating to futures and options-on-futures positions in regulated commodities must be carried in separate accounts which are designated as segregated customers’ accounts. Certain amounts in the accompanying table reflect reclassifications and eliminations required for regulatory filing. Funds deposited by customers and other assets, which have been segregated as belonging to the commodity customers as of September 30, 2012 and 2011, are as follows:

(in millions)	September 30, 2012	September 30, 2011
Cash, at banks - segregated	$225.6	$71.3
Securities - customer segregated	—	5.5
Securities held for customers in lieu of cash, at banks	47.2	3.7
Deposits with and receivables from:
Exchange-clearing organizations, including securities, net of omnibus eliminations	1,370.4	1,358.0
Securities held for customers in lieu of cash	22.3	19.0
Total customer-segregated funds	1,665.5	1,457.5
Amount required to be segregated	1,620.5	1,406.6
Excess funds in segregation	$45.0	$50.9
Funds deposited by customers and other assets, which are held in separate accounts for customers trading foreign futures and foreign options customers, as of September 30, 2012 and 2011 are as follows:

(in millions)	September 30, 2012	September 30, 2011
Cash - secured	$25.2	$6.4
Securities	3.3	—
Equities with futures commission merchants	9.9	30.3
Amounts held by clearing organizations of foreign boards of trade	20.8	—
Amounts held by members of foreign boards of trade	30.1	2.1
Total customer-secured funds	89.3	38.8
Amount required to be secured	77.6	27.2
Excess secured funds	$11.7	$11.6
Note 13 – Commodity and Other Repurchase Agreements
The Company's outstanding notes receivable in connection with the sale/repurchase agreements, whereby the customers sell certain commodity inventory and agree to repurchase the commodity inventory at a future date at either a fixed or floating rate, as of September 30, 2012 and 2011 was $92.5 million and $24.3 million, respectively.
The obligations outstanding related to commodities sold under repurchase agreements that are recorded within 'broker-dealers, clearing organizations and counterparties' as of September 30, 2012 and 2011 were $37.0 million and $0, respectively. The obligations outstanding related to commodities sold under repurchase agreements that are recorded within 'lenders under loans' as of September 30, 2012 and 2011 were $43.2 million and $17.4 million, respectively.
Note 14 – Stock-Based Compensation
Stock-based compensation expense is included within Compensation and benefits in the consolidated income statements and totaled $5.9 million, $2.3 million and $1.9 million for the fiscal years ended 2012, 2011 and 2010, respectively.
Stock Option Plans
The Company sponsors a stock option plan for its directors, officers, employees and consultants. On February 23, 2012, the Company's shareholders approved an amendment to the stock option plan that increased the maximum number of shares that may be issued under the stock option plan from 2,250,000 to 3,250,000 shares. As of September 30, 2012, 921,412 shares were authorized for future grant under this plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company settles stock option exercises with newly issued shares of common stock.

Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

	Year Ended September 30,
	2012	2011	2010
Expected stock price volatility	57%	77%	85%
Expected dividend yield	—%	—%	—%
Risk free interest rate	1.53%	0.72%	1.45%
Average expected life (in years)	7.86	2.94	2.80
Expected stock price volatility rates are primarily based on the historical volatility. The Company has not paid dividends in the past and does not currently expect to do so in the future. Risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the estimated period of time that options or awards granted are expected to be outstanding, based on the Company’s historical share option exercise experience for similar option grants. The weighted average fair value of options issued during fiscal years ended 2012, 2011 and 2010 was $13.57, $11.66 and $8.12, respectively.
The following is a summary of stock option activity for the year ended September 30, 2012:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2011	750,481	1,344,646	$21.05	$8.93	3.06	$9.8
Additional shares authorized by shareholders	1,000,000
Granted	(925,000)	925,000	$25.71	$13.57
Exercised		(212,160)	$8.68	$6.11
Forfeited	46,500	(46,500)	$25.74	$13.53
Expired	49,431	(120,352)	$40.56	$13.54
Balances at September 30, 2012	921,412	1,890,634	$23.36	$11.11	5.45	$6.0
Exercisable at September 30, 2012		695,702	$26.84	$11.13	2.63	$2.7
The total compensation cost not yet recognized for non-vested awards of $11.6 million as of September 30, 2012 has a weighted-average period of 6.09 years over which the compensation expense is expected to be recognized. The total intrinsic value of options exercised during fiscal years 2012, 2011 and 2010 was $3.0 million, $1.6 million and $1.4 million, respectively.

The options outstanding as of September 30, 2012 broken down by exercise price are as follows:

Exercise Price			Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Term (in Years)
$—	-	$5.00	68,374	$2.50	0.43
$5.00	-	$10.00	379,830	$7.03	2.13
$10.00	-	$15.00	8,560	$14.60	0.63
$15.00	-	$20.00	276,269	$18.12	2.75
$20.00	-	$25.00	127,876	$23.51	4.07
$25.00	-	$30.00	800,000	$25.91	9.22
$30.00	-	$35.00	—	n/a	n/a
$35.00	-	$40.00	—	n/a	n/a
$40.00	-	$45.00	—	n/a	n/a
$45.00	-	$50.00	—	n/a	n/a
$50.00	-	$55.00	229,725	$54.23	3.49
			1,890,634	$23.36	5.45
Restricted Stock Plan
The Company sponsors a restricted stock plan for its directors, officers and employees. On January 31, 2012, the Company's 2007 restricted stock plan expired. On February 23, 2012, shareholders approved the Company's 2012 restricted stock plan authorizing up to 1.5 million shares to be issued. As of September 30, 2012, 1,420,114 shares were authorized for future grant under the restricted stock plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company utilizes newly issued shares of common stock to make restricted stock grants.
The following is a summary of restricted stock activity through September 30, 2012:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2011	290,963	299,118	$17.71	1.92	$6.2
Termination of 2007 Plan	(22,075)
Additional shares authorized by shareholders	1,500,000
Granted	(348,961)	348,961	$23.82
Vested		(135,627)	$16.89
Forfeited	187	(328)	$23.02
Balances at September 30, 2012	1,420,114	512,124	$22.09	1.81	$9.8
The total compensation cost not yet recognized of $7.7 million as of September 30, 2012 has a weighted-average period of 1.81 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.
Note 15 – Retirement Plans
Defined Benefit Retirement Plans
As a result of its acquisition of FCStone on September 30, 2009, the Company has a qualified and a nonqualified noncontributory retirement plan, which are defined benefit plans that cover certain employees. Prior to acquisition, the plans were closed to new employees, and amended to freeze all future benefit accruals, therefore no additional benefits accrue for active participants under the plans.

The following table presents changes in, and components of, the Company’s net liability for retirement costs as of and for the years ended September 30, 2012, 2011 and 2010, based on measurement dates of September 30, 2012, 2011 and 2010, respectively:

(in millions)	September 30, 2012	September 30, 2011	September 30, 2010
Changes in benefit obligation:
Benefit obligation, beginning of year	$39.0	$37.6	$35.6
Service cost	—	—	—
Interest cost	1.8	1.9	2.0
Actuarial loss	5.8	2.6	2.8
Benefits paid	(3.8)	(3.1)	(2.8)
Benefit obligation, end of year	42.8	39.0	37.6
Changes in plan assets:
Fair value, beginning of year	24.2	24.2	18.9
Actual return	4.6	(0.4)	1.7
Employer contribution	1.5	3.5	6.4
Benefits paid	(3.8)	(3.1)	(2.8)
Fair value, end of year	26.5	24.2	24.2
Funded status	$(16.3)	$(14.8)	$(13.4)
The Company is required to recognize the funded status of its defined benefit pension plans measured as the difference between plan assets at fair value and the projected benefit obligation on the consolidated balance sheets as of September 30, 2012 and 2011, and to recognize changes in the funded status, that arise during the periods but are not recognized as components of net periodic pension cost, within accumulated other comprehensive loss, net of tax. Amounts recognized in the consolidated balance sheets consist of $0.1 million and $0.2 million included within ‘other assets’ as of September 30, 2012 and 2011, respectively, and $16.4 million and $15.0 million included within ‘accounts payable and other accrued liabilities’ as of September 30, 2012 and 2011, respectively.
Accumulated other comprehensive loss, net of tax, includes amounts for actuarial losses in the amount of $6.2 million and $4.6 million as of September 30, 2012 and 2011, respectively. The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during fiscal 2013 is $0.8 million.
The following table displays the Company’s defined benefit plans that have accumulated benefit obligations and projected benefit obligations in excess of the fair value of plans assets (underfunded ABO) as of September 30, 2012 and 2011:

(in millions)	September 30, 2012	September 30, 2011
Accumulated benefit obligations	$42.8	$39.0
Projected benefit obligations	$42.8	$39.0
Plan assets	$26.5	$24.2

The defined benefit obligations were based upon annual measurement dates of September 30, 2012 and 2011. The following weighted-average assumptions were used to determine benefit obligations in the accompanying consolidated balance sheets as of September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011
Weighted average assumptions:
Discount rate	3.80%	4.80%
Expected return on assets	7.00%	7.30%

The following weighted-average assumptions were used to determine net periodic pension cost for the years ended September 30, 2012 and 2011:

	Year Ended September 30,
	2012	2011	2010
Weighted average assumptions:
Discount rate	4.80%	5.30%	5.90%
Expected return on assets	7.30%	7.30%	8.25%
To account for the defined benefit pension plans in accordance with the guidance in the Compensation – Retirement Benefits Topic of the ASC the Company makes two main determinations at the end of each fiscal year. These determinations are reviewed annually and updated as necessary, but nevertheless, are subjective and may vary from actual results.
First, the Company must determine the actuarial assumption for the discount rate used to reflect the time value of money in the calculation of the projected benefit obligations for the end of the current fiscal year and to determine the net periodic pension cost for the subsequent fiscal year. The objective of the discount rate assumption is to reflect the interest rate at which pension benefits could be effectively settled. In making this determination, the Company considers the timing and amount of benefits that would be available under the plans. The discount rates as of September 30, 2012, 2011 and 2010 were based on a model portfolio of high-quality fixed-income debt instruments with durations that are consistent with the expected cash flows of the benefit obligations.
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
The components of net periodic pension cost recognized in the consolidated income statements for the years ended September 30, 2012, 2011 and 2010 were as follows:

	Year Ended September 30,
(in millions)	2012	2011	2010
Interest cost	$1.8	$1.9	$2.0
Less expected return on assets	(1.7)	(1.7)	(1.7)
Net amortization and deferral	0.4	—	—
Net periodic pension cost	$0.5	$0.2	$0.3
Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended September 30, 2012 and 2011 were as follows:

	Year Ended September 30,
(in millions)	2012	2011
Net loss	$2.9	$4.6
Amortization of loss	(0.4)	—
Total recognized in other comprehensive income	2.5	4.6
Total recognized in net periodic benefit cost and other comprehensive income	$3.0	$4.8
Plan Assets
The following table sets forth the actual asset allocation as of September 30, 2012 and 2011, and the target asset allocation for the Company’s plan assets:

	September 30, 2012	September 30, 2011	Target Asset Allocation
Equity securities	66%	70%	70%
Debt securities	34%	30%	30%
Total	100%	100%
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
Equity securities did not include any INTL FCStone Inc. common stock as of September 30, 2012 and 2011, respectively.
The following tables summarize the Company’s pension assets, excluding cash held in the plan, by major category of plan assets measured at fair value on a recurring basis (at least annually) as of September 30, 2012 and 2011. For additional information and a detailed description of each level within the fair value hierarchy, see Note 3.

	September 30, 2012
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$0.4	$—	$0.4
Fixed income:
Government and agencies	—	0.8	—	0.8
Collective funds:
Fixed income	—	7.7	—	7.7
Equities	—	16.6	—	16.6
Real estate	—	1.0	—	1.0
Total	$—	$26.5	$—	$26.5

	September 30, 2011
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$0.5	$—	$0.5
Fixed income:
Government and agencies	—	0.9	—	0.9
Mutual funds	0.2	—	—	0.2
Collective funds:
Fixed income	—	6.0	—	6.0
Equities	—	15.5	—	15.5
Real estate	—	1.7	—	1.7
Total	$0.2	$24.6	$—	$24.8
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
The following table summarizes the changes in the Company’s Level 3 pension assets for the years ended September 30, 2012 and 2011:

(in millions)	Real Estate
Balance as of September 30, 2010	$1.3
Sales	(1.3)
Unrealized gains/(losses), net, relating to instruments still held at year end	—
Balance as of September 30, 2011	$—
Purchases, sales, issuances and settlements, net	—
Unrealized gains/(losses), net, relating to instruments still held at year end	—
Balance as of September 30, 2012	$—
The Company expects to contribute $2.5 million to the pension plans during fiscal 2013, which represents the minimum funding requirement. However, the Company is currently determining what voluntary pension plan contributions, if any, will be made in fiscal 2013.

The following benefit payments, which reflect expected future service, are expected to be paid:

(in millions)
Year ending September 30,
2013	$4.3
2014	3.7
2015	3.3
2016	3.2
2017	2.8
2018 - 2022	9.2
$26.5
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
The Company offers participation in the INTL FCStone Inc. 401(k) Plan (“401(k) Plan”), a defined contribution plan providing retirement benefits, to all domestic employees who have reached 21 years of age, and provided four months of service to the Company. Employees may contribute from 1% to 80% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company makes matching contributions to the 401(k) Plan in an amount equal to 62.5% of each participant’s eligible elective deferral contribution to the 401(k) Plan, up to 8%. Matching contributions vest, by participant, based on the following years of service schedule: less than two years – none, two to three years – 20%, three to four years – 40%, four to five years – 60%, and greater than five years – 100%.
For fiscal years ended 2012, 2011 and 2010, the Company’s contribution to these defined contribution plans were $3.7 million, $2.8 million and $2.1 million, respectively.
Employee Stock Ownership Plan
The FCStone Group Employee Stock Ownership Plan ("the Plan") was a defined contribution plan which was available to all full-time employees of FCStone and wholly subsidiaries who met established criteria of age and service, prior to the FCStone transaction. In connection with the FCStone transaction, the Board of Directors of FCStone elected to terminate the Plan as of December 31, 2009 (the "termination date"). As a result of an amendment to the Plan in 2009, no new participants were admitted to the Plan, and no additional contributions were made to the Plan for services performed by participants after the termination date. All participant account balances became 100% vested as of the termination date, and are not subject to forfeiture. During fiscal 2011, FCStone, the plan sponsor, received a favorable determination letter from the IRS with respect to the Plan, and has directed the trustee to distribute to the participants all remaining assets of the Plan which are distributable on account of the Plan's termination. All participant accounts were fully liquidated and distributed by October 13, 2011.
Note 16 – Other Expenses
Other expenses for the years ended September 30, 2012, 2011 and 2010 are comprised of the following:

	Year Ended September 30,
(in millions)	2012	2011	2010
Business development	$11.2	$8.9	$6.3
Contingent consideration, net(1)	2.9	4.7	—
Insurance	1.7	1.5	1.8
Advertising, meetings and conferences	2.4	1.8	1.7
Non-trading hardware and software maintenance and software licensing	2.2	2.8	1.3
Office supplies and printing	1.3	1.1	1.2
Other non-income taxes	4.0	2.8	1.3
Other	5.3	4.9	3.5
Total other expenses	$31.0	$28.5	$17.1
(1) Contingent consideration includes remeasurement of contingent liabilities related to business combinations accounted for in accordance with the provisions of the Business Combinations Topic of the ASC (see Note 3) and additional purchase price, based on achieving specific conditions and earnings targets, relating to FCStone, LLC's previous acquisitions of Downes O'Neill, LLC ("Downes O'Neill") and Globecot, Inc. ("Globecot"). When the Downes O'Neill and Globecot acquisitions occurred, they were recorded in accordance with SFAS No. 141, Business Combinations ("SFAS 141"). As a result of the FCStone transaction on September 30, 2009, these contingent purchase price amounts were considered pre-acquisition contingencies, which were not reasonably estimable during the merger allocation period following the FCStone transaction. In accordance with SFAS 141, adjustments to pre-acquisition contingencies, made after the end of the allocation period, are included in earnings in the current period. There are no further contingent payments relating to the Downes O'Neill acquisition. See Note 11 for discussion of the remaining contingent payment related to the acquisition of Globecot.
Note 17 – Income Taxes
Income tax expense (benefit) for the years ended September 30, 2012, 2011 and 2010 was allocated as follows:

	Year Ended September 30,
(in millions)	2012	2011	2010
Income tax expense attributable to income from continuing operations	$4.4	$22.5	$6.4
Income tax expense attributable to loss from discontinued operations	—	0.1	0.6
Income tax expense attributable to extraordinary loss	—	—	5.8
Taxes allocated to stockholders' equity, related to unrealized gains (losses) on available-for-sale securities	2.2	(0.3)	0.1
Taxes allocated to stockholders' equity, related to pension liabilities	(1.0)	(1.7)	(1.1)
Taxes allocated to stockholders' equity, related to unrealized loss on derivatives	—	0.6	0.7
Taxes allocated to additional paid-in capital, related to stock-based compensation	(0.2)	—	—
Total income tax expense	$5.4	$21.2	$12.5

The components of the provision for income taxes attributable to income from continuing operations were as follows:

	Year Ended September 30,
(in millions)	2012	2011	2010
Current taxes:
U.S. Federal	$(5.7)	$9.1	$—
U.S. State and local	0.5	1.7	0.4
International	10.1	9.9	4.8
Total current taxes	4.9	20.7	5.2
Deferred taxes	(0.5)	1.8	1.2
Income tax expense	$4.4	$22.5	$6.4
U.S. and international components of income (loss) from continuing operations, before income taxes, was as follows:

	Year Ended September 30,
(in millions)	2012	2011	2010
U.S.	$(13.7)	$27.3	$4.4
International	33.0	32.2	13.5
Income from continuing operations, before tax	$19.3	$59.5	$17.9
Items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	Year Ended September 30,
	2012	2011	2010
Federal statutory rate effect of:	35.0%	35.0%	35.0%
U.S. State income taxes	(1.2)%	0.9%	2.9%
Foreign earnings taxed at lower rates	(16.7)%	(2.9)%	(7.0)%
Change in foreign valuation allowance	1.8%	0.7%	5.0%
Change in state valuation allowance	(0.2)%	1.0%	—%
Tax impact of state rate change	—%	1.1%	—%
Uncertain tax positions	(1.2)%	1.4%	—%
Non-deductible meals and entertainment	2.2%	—%	(0.8)%
Foreign permanent items	4.9%	—%	—%
Other reconciling items	(3.4)%	0.6%	0.5%
Effective rate	21.2%	37.8%	35.6%

The components of deferred income tax assets and liabilities were as follows:

(in millions)	September 30, 2012	September 30, 2011
Deferred tax assets:
Stock-based compensation	$2.5	$1.9
Pension liability	6.1	5.5
Deferred compensation	3.2	4.0
Foreign net operating loss carryforwards	2.0	1.5
State net operating loss carryforwards	4.9	4.1
Intangible assets	6.1	5.0
Partnership tax basis timing differences	1.1	2.4
Bad debt reserve	0.1	1.1
Foreign tax credit	0.3	0.6
Other compensation	4.5	3.3
Other	1.2	1.2
Total gross deferred tax assets	32.0	30.6
Less valuation allowance	(4.1)	(3.7)
Deferred tax assets	27.9	26.9
Deferred income tax liabilities:
Unrealized gain on securities	3.1	1.1
Prepaid expenses	1.1	1.5
Fixed assets	3.8	3.6
Deferred income tax liabilities	8.0	6.2
Net deferred tax assets	$19.9	$20.7
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.
As of September 30, 2012 and 2011, respectively, the Company has net operating loss carryforwards for foreign and state income tax purposes of $2.8 million and $1.9 million, net of valuation allowances, which are available to offset future foreign and state taxable income. The net operating loss carryforwards expire in tax years ending in 2020 through 2030.
The valuation allowance for deferred tax assets as of September 30, 2012 was $4.1 million. The net change in the total valuation allowance for the year ended September 30, 2012 was an increase of $0.4 million. The valuation allowances as of September 30, 2012 and 2011, respectively, were primarily related to state and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on the level of historical taxable income and projections for future taxable income, management believes that it is more likely than not that the Company will realize the tax benefit of the deferred tax assets, net of the existing valuation allowance, in the future.
The total amount of undistributed earnings in the Company’s foreign subsidiaries, for income tax purposes, was $130.7 million and $75.7 million as of September 30, 2012 and 2011, respectively. It is the Company’s current intention to reinvest undistributed earnings of its foreign subsidiaries in the foreign jurisdictions, resulting in the indefinite postponement of the remittance of those earnings. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company.
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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
(in millions)	2012	2011	2010
Balance, beginning of year	$0.9	$—	$—
Gross increases for tax positions related to current year	—	—	—
Gross increases for tax positions related to prior years	—	0.9	—
Gross decreases for tax positions of prior years	(0.1)	—	—
Settlements	(0.1)	—	—
Lapse of statute of limitations	(0.2)	—	—
Balance, end of year	$0.5	$0.9	$—
Included in the balance of uncertain tax benefits as of September 30, 2012, is $0.3 million of tax benefits that, if recognized, would affect the effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material impact on the results of operations or the financial position of the Company.
Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. Accrued interest, net of federal benefit, and penalties included in the consolidated balance sheets as of September 30, 2012 and 2011 was $0.2 million, respectively.
The Company recognizes accrued interest and penalties related to income taxes as a component of income tax expense. During 2012, 2011 and 2010, the amount of interest, net of federal benefit, and penalties recognized as a component of income tax expense was $0.3 million, $0.2 million and nil, respectively.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company has open tax years ranging from September 30, 2006 through September 30, 2011 with various taxing authorities. The Internal Revenue Service commenced an examination of the U.S. income tax return of FCStone for its fiscal year ended August 31, 2009, which was prior to acquisition. This examination was settled during 2012 with no adjustments. FCStone is a wholly-owned subsidiary acquired on September 30, 2009. Additionally, both INTL FCStone Inc. and FCStone are under separate state examinations for various periods, ranging from August 31, 2006 through September 30, 2009.
Note 18 – Acquisitions
Acquisitions in 2012
During fiscal year 2012, the Company acquired three businesses (Coffee Network, TRX Futures Limited and Aporte DTVM) and certain assets of the Metals Division of MF Global UK Limited, which were not considered significant on an individual or aggregate basis. The Company’s consolidated financial statements include the operating results of the acquired businesses from the dates of acquisition.
The total amount of goodwill and intangible assets, in connection with these acquisitions, that is expected to be deductible for tax purposes is $0.7 million as of September 30, 2012.
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
The purchase price for the Coffee Network acquisition consists of an initial payment of $0.2 million, three additional annual contingent payments and a final contingent payment. See Note 11 for discussion of the contingent payments. The present value of the estimated total purchase price, including contingent consideration, is less than $0.3 million. The value of certain assets and liabilities are preliminary in nature, and are subject to adjustment as additional information is obtained, including but not limited to the finalization of the calculation of the contingent consideration and valuation of separately identifiable intangible assets. The intangible assets recognized in this transaction were assigned to the C&RM segment. Purchase costs allocated to intangible assets with determinable useful lives are $0.2 million, which are being amortized over the remaining useful lives of the assets, and include customer relationships, websites and non-compete agreements (approximate two-year weighted-average useful life). These areas are subject to change within the measurement period (up to one year from the acquisition date) as valuations are finalized. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in adjustments to separately identifiable intangible assets and goodwill.
MF Metals Team
On November 25, 2011, INTL FCStone (Europe) Ltd, the Company's wholly owned subsidiary in the United Kingdom ("UK"), arranged with the administrator of MF Global's UK operations to acquire certain assets of the Metals Division of MF Global UK Limited (in special administration). As part of the arrangement, the Company received an assignment of customer accounts and customer account documentation. Additionally, as part of the transaction, the Company hired more than 50 professionals from MF Global's metals trading business based in London. This business serves institutional investors and financial services firms in the Americas, Europe and the Asia-Pacific region. The Company has allocated equity capital to integrate these brokers and their customers into the Company's operations, through a combination of increased regulatory capital to support the accounts of these customers and increased compensation and related personnel costs for the brokers. The amount of the required capital depends upon the activity in and balances of the customer accounts.
The purchase price of the acquisition of certain assets from MF Global was $1.0 million. There was no contingent consideration associated with this transaction. The allocation of the purchase price to separately identifiable intangible assets is preliminary in nature, and is subject to adjustment as additional information is obtained. The intangible assets recognized in this transaction were assigned to the C&RM segment. Purchase costs allocated to intangible assets with determinable useful lives are $0.5 million, which are being amortized over the remaining useful lives of the assets, and include customer relationships (approximate three-year weighted-average useful life).
TRX Futures Limited
On April 30, 2012, the Company's wholly-owned subsidiary in the UK, INTL Holding (UK) Limited, acquired 100% of the outstanding shares of TRX Futures Limited ("TRX") from Neumann Gruppe GmbH. TRX is a London-based niche clearing firm for commercial coffee and cocoa customers, as well as energy and financial products. The purchase price was equal to the tangible net asset value of TRX, which was approximately $12.9 million. There are no additional payments remaining for this acquisition. The valuation of certain assets and liabilities is preliminary in nature, and is subject to adjustment as additional information is obtained, including but not limited to the valuation of separately identifiable intangible assets, if applicable. The goodwill recognized in this transaction was assigned to the C&RM segment. Purchase costs allocated to goodwill of $0.3 million was calculated as the excess of the fair value of the consideration transferred over the fair value of the identified net assets acquired and liabilities assumed, and is expected to be deductible for tax purposes. These areas are subject to change within the measurement period (up to one year from the acquisition date) as valuations are finalized. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in adjustments to separately identifiable intangible assets and goodwill.
Aporte DTVM
In February 2012, the Company's subsidiaries, INTL Participacoes LTDA and FCStone do Brasil, acquired 100% of the shares of Aporte DTVM. Following the acquisition, Aporte DTVM was renamed INTL FCStone DTVM Ltda. INTL FCStone DTVM is based in Brazil and is a broker-dealer regulated by the Central Bank of Brazil. The purchase price for the acquisition of the shares of Aporte DTVM was $1.5 million. There are no additional payments remaining for this acquisition. The value of certain assets and liabilities are preliminary in nature, and are subject to adjustment as additional information is obtained, including but not limited to the valuation of separately identifiable intangible assets, if applicable. The goodwill recognized in this transaction was assigned to the C&RM segment. Purchase costs allocated to goodwill of $0.8 million was calculated as the excess of the fair value of the consideration transferred over the fair value of the identified net assets acquired and liabilities assumed, and is expected to be deductible for tax purposes. These areas are subject to change within the measurement period as valuations are finalized. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in adjustments to separately identifiable intangible assets and goodwill.
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
The total amount of goodwill and intangible assets, in connection with these acquisitions, that is deductible for tax purposes was $4.9 million as of September 30, 2011.

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
The purchase price of the Hencorp Futures acquisition consisted of an initial payment of $2.3 million, two payments totaling $1.4 million and representing the adjusted tangible equity of Hencorp Futures as of September 30, 2011, an amount due of $0.3 million based on the adjusted pre-tax net earnings of Hencorp Futures for the fiscal year ended September 30, 2011, three additional annual contingent payments and a final contingent payment. See Note 11 for discussion of the contingent payments. The present value of the estimated total purchase price, including contingent consideration, is $6.4 million.
The Company obtained a third-party valuation of the intangible assets and contingent liabilities, and allocated the purchase costs among tangible assets, identified intangible assets with determinable useful lives, intangible assets with indefinite lives and goodwill. The intangible assets and goodwill recognized in this transaction were assigned to the C&RM segment. Purchase costs allocated to intangible assets with determinable useful lives are $1.7 million, which are being amortized over the remaining useful lives of the assets, and include customer relationships of $1.3 million (twenty-year weighted-average useful life) and non-compete agreements of $0.4 million (two-year weighted-average useful life). Purchase costs allocated to intangible assets with indefinite lives are $0.8 million, and relate to a trade name. See discussion in Note 9 for discussion of the impairment of the Hencorp Futures trade name during the fiscal year ended September 30, 2012. Goodwill of $2.1 million was calculated as the excess of the fair value of the consideration transferred over the fair value of the identified net assets acquired and liabilities assumed, and is expected to be deductible for tax purposes. During 2012, Hencorp Futures was reorganized as a division of FCStone, LLC.
Certain Asset Purchased from Hudson Capital Energy, LLC
In April 2011, the Company acquired certain assets from Hudson Capital Energy LLC ("HCEnergy"), a New York-based energy risk-management firm. The transaction enables the Company's energy risk management services to include a more robust capability in crude oil and refined products. HCEnergy is a specialist in exchange cleared options, swaps and futures, and has grown its business to include hedging and trading professionals across the spectrum of global petroleum products.
The purchase price of the acquisition of certain assets from HCEnergy consisted of the aggregate net asset value of certain commodity futures brokerage accounts and certain proprietary software, totaling $1.0 million. There was no contingent consideration associated with this transaction.
The Company has made an allocation of the purchase costs among tangible assets. There were no intangible assets or goodwill recognized in this transaction.
Ambrian Commodities Limited
In August 2011, the Company's wholly owned subsidiary in the United Kingdom, INTL Global Currencies Limited, acquired the issued share capital of Ambrian Commodities Limited (“Ambrian”), the London Metals Exchange brokerage subsidiary of Ambrian Capital Plc. Ambrian was subsequently renamed INTL FCStone (Europe) Ltd. ("INTL FCStone Europe"). INTL FCStone Europe, a non-clearing LME member, specializes in the development and execution of risk-management programs designed to hedge price fluctuations in base metals for a wide variety of producers, manufacturers and fabricators. INTL FCStone Europe has a niche focus on smaller industrial clients, including lead recyclers, brass producers, zinc galvanizers, metal refineries and copper foil producers that use LME futures and options for hedging raw material costs or output prices.
At closing, the Company paid $7.1 million, representing the net asset value of Ambrian less certain intercompany balances due to Ambrian from its affiliates. There was no contingent consideration associated with this transaction. The Company has allocated the purchase costs among tangible assets. There were no intangible assets or goodwill recognized in this transaction.
Acquisitions in 2010
During fiscal year 2010, the Company acquired three separate business groups, Risk Management Incorporated and RMI Consulting, Inc, Hanley Group and Provident Group, which were not considered significant on an individual or aggregate basis. The Company’s consolidated financial statements include the operating results of each business from the dates of acquisition.
The total amount of goodwill and intangible assets, in connection with these acquisitions, that is deductible for tax purposes was $39.8 million as of September 30, 2010.

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
The purchase price for the acquisition of the RMI Companies consisted of an initial payment of $6.0 million, which was paid during the year ended September 30, 2010, a payment of $3.1 million, based on the net income of the RMI Companies for the twelve-month period ended March 31, 2011, which was paid during the year ended September 30, 2011 and two contingent payments. See Note 11 for discussion of the contingent payments. The present value of the estimated total purchase price, including contingent consideration, is $15.2 million.
The Company obtained a third-party valuation of the intangible assets and contingent liabilities, and allocated the purchase costs among tangible assets, identified intangible assets, with determinable useful lives, intangible assets with indefinite lives and goodwill. Purchase costs allocated to intangible assets with determinable useful lives are amortized over the remaining useful lives of the assets. The intangible assets and goodwill recognized in this transaction were assigned to the Consulting and Risk Management (“C&RM”) segment. The intangible assets recognized included customer relationships of $7.0 million (20 year useful life); software programs and platforms of $0.8 million (five year useful life) and trade name of $1.2 million (indefinite useful life). The goodwill is calculated as the excess of the fair value of the consideration transferred over the fair value of the identified net assets acquired and liabilities assumed. Purchase costs allocated to goodwill were $7.7 million. During 2012, the RMI Companies were reorganized as divisions of FCStone, LLC.
Hanley Companies
In July 2010, the Company acquired all of the outstanding membership interests in HGC Trading, LLC; HGC Asset Management, LLC; HGC Advisory Services, LLC; Hanley Alternative Trade Group, LLC and HGC Office Services, LLC (the "Hanley Companies"). The Hanley Companies were engaged in the business of acting as market makers and dealers in exchange traded options and futures on soft commodities; executing and trading derivatives on soft commodities in the over the counter market; and providing related advisory services.
The purchase price for the acquisition of the Hanley Companies consisted of an initial payment of $7.5 million, which was paid during the year ended September 30, 2010, two payments equaling $24.3 million, for the adjusted net asset value of the Hanley Companies as of June 30, 2010, of which $18.2 million and $6.1 million was paid during the year ended September 30, 2011 and 2010, respectively, a payment of $6.3 million, based on specific results of the Hanley Companies for the twelve-month period ended June 30, 2011, which was paid during the year ended September 30, 2011, two annual contingent payments and a final contingent payment. See Note 11 for discussion of the contingent payments. The present value of the estimated total purchase price, including contingent consideration is $51.6 million.
At closing, the Company and the sellers of the Hanley Companies entered into an option agreement (the "Option Agreement"), pursuant to which the sellers of the Hanley Companies have the right to elect, in their discretion, to receive up to thirty percent (30%) of the final contingent EBIT Payment in the form of restricted shares of the common stock of the Company. The Option may be exercised by the sellers of the Hanley Companies at any time during the twenty day period commencing on June 30, 2013. The option price will be equal to the greater of: (i) $16.00 per share, or (ii) seventy five percent (75%) of the fair value of the common stock of the Company as of June 30, 2013. The maximum number of restricted shares issuable upon the exercise of the Option is 187,500 shares. The restricted shares will be subject to restrictions on transfer which will lapse at the rate of one-third per year over the three year period commencing on June 30, 2013. The Option Agreement was included in determining the fair value of the contingent consideration.
The Company obtained a third-party valuation of the intangible assets and contingent liabilities, and allocated the purchase costs among tangible assets, identified intangible assets, with determinable useful lives, intangible assets with indefinite lives and goodwill. Purchase costs allocated to intangible assets with determinable useful lives are amortized over the remaining useful lives of the assets. The intangible assets and goodwill recognized in this transaction were assigned to the C&RM segment. The intangible assets recognized include customer relationships of $0.2 million (five year useful life); software programs and platforms of $1.2 million (five year useful life), non-compete agreements of $2.9 million (three year useful life) and trade name of $0.1 million (indefinite useful life). Goodwill is calculated as the excess of the fair value of the consideration transferred over the fair value of the identified net assets acquired and liabilities assumed. Purchase costs allocated to goodwill were $18.7 million.
As part of the acquisition of the Hanley Companies, the Company acquired a majority interest in the Blackthorn Fund. See additional discussion of the Blackthorn Fund in Note 1.
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
The purchase price for the assets and services of the sellers was $5.0 million. Subsequent to closing, the individual sellers placed the entire purchase price into an escrow account and the funds were used to purchase outstanding shares of the Company on the open market. There were 214,325 shares purchased and placed into escrow as a result of this agreement, with 8,700 shares being purchased during 2010, and 205,625 shares being purchased during 2011. The entire purchase price was recorded as a reduction in additional paid in capital as shares held in escrow for business combinations. The shares held in escrow for business combinations will be released to the individual sellers, over a five year period from the date of closing based on net profits, in accordance with the provisions of the acquisition agreement. As dividend and voting rights on these shares reside with the sellers throughout the time they are held in escrow, they are considered participating securities under the two-class method. Upon the release of the shares, they will be owned by the individual sellers free and clear of any further encumbrance under the acquisition agreement or the custody agreement and the Company will reduce the shares held in escrow for business combinations amounts. However, if the terms of the agreement are not met, the remaining shares will be forfeited and the remaining shares and balance in the shares held in escrow for business combinations will be recorded as treasury stock. During the year ended September 30, 2012, 3,255 shares were earned and subsequently released to the sellers.
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

Note 19 – Discontinued Operations
As of December 31, 2009, the Company owned 80% of the shares outstanding of Agora-X, LLC (“Agora”) and the Company’s consolidated balance sheet and income statement as of December 31, 2009, reflected the Company’s consolidation of Agora. On February 12, 2010, the Company and NASDAQ OMX (“NASDAQ”), the non-controlling interest holder prior to this purchase transaction, signed a restructuring agreement, effective January 1, 2010, whereby NASDAQ acquired an additional 65% interest in Agora in exchange for an investment of $6.6 million. In accordance with the Consolidation Topic of the ASC, since the Company no longer had a controlling financial interest, it deconsolidated the subsidiary from the date of the agreement. The Company retained a 15% noncontrolling ownership interest in Agora. The Company recorded its retained noncontrolling interest percentage under the equity method, in accordance with the guidance in the Investments – Equity Method and Joint Ventures Topic of the ASC. On June 10, 2010, the board of directors of Agora agreed to discontinue the operations of the entity. In evaluating the fair value of the Company’s investment in Agora during the third quarter of fiscal year 2010, it was determined that its carrying value would no longer be recoverable and was in fact impaired. The Company wrote down its investment in Agora to zero, which resulted in a $0.5 million impairment charge. Since the discontinuation of operations of Agora occurred within the one year assessment period, beginning with the Company’s loss of controlling interest, the Company determined that Agora had met the criteria established with the guidance in the Presentation of Financial Statements – Discontinued Operations Topic of the ASC for reporting discontinued operations. In accordance with the guidance, the results of Agora, including the Company’s ownership percentage share of the losses and impairment charge for the remaining investment in Agora from January 1, 2010 through September 30, 2010, were included within discontinued operations, net of tax, on the consolidated income statement for 2010. For fiscal 2010, the Company recorded a pre-tax gain of $1.9 million and a gain, net of tax, of $1.3 million, related to Agora within discontinued operations. During 2011, the Company recognized a gain of $0.2 million, net of taxes, related to the final liquidation of Agora, within discontinued operations. The results of Agora were previously included within the Other segment.
In May 2010, the Company sold its interest in INTL Capital Limited ("INTL Capital") to an independent third party for a purchase price equal to book value. The subsidiary operated an asset management business in Dubai. Subsequent to the sale of its subsidiary, the Company liquidated its position in the INTL Trade Finance Fund Limited, a fund managed by INTL Capital. This fund invested primarily in global trade finance-related assets. For 2010, the Company recorded losses, net of tax, related to INTL Capital of $0.7 million within discontinued operations. The results of operations for INTL Capital were previously included within the Other segment.
Note 20 – Quarterly Financial Information (Unaudited)
The Company has set forth certain quarterly unaudited financial data for the past two years in the tables below:

	For the 2012 Fiscal Quarter Ended
(in millions, except per share amounts)	September 30	June 30	March 31	December 31
Total revenues	17,668.1	17,351.1	16,951.0	17,290.4
Cost of sales of physical commodities	17,550.1	17,227.3	16,831.4	17,194.1
Operating revenues	$118.0	$123.8	$119.6	$96.3
Interest expense	3.3	2.6	3.6	2.1
Net revenues	114.7	121.2	116.0	94.2
Total non-interest expense	104.2	115.3	112.4	94.9
Income (loss), before tax	10.5	5.9	3.6	(0.7)
Income tax expense (benefit)	2.2	1.2	1.2	(0.2)
Net income (loss)	8.3	4.7	2.4	(0.5)
Add: Net loss attributable to noncontrolling interests	—	—	—	0.1
Net income (loss) attributable to INTL FCStone Inc. common stockholders	$8.3	$4.7	$2.4	$(0.4)
Net basic earnings (loss) per share	$0.44	$0.24	$0.13	$(0.02)
Net diluted earnings (loss) per share	$0.42	$0.23	$0.12	$(0.02)

	For the 2011 Fiscal Quarter Ended
(in millions, except per share amounts)	September 30	June 30	March 31	December 31
Total revenues	$24,070.4	$20,573.4	$14,583.0	$16,270.8
Cost of sales of physical commodities	$23,962.3	$20,468.0	$14,470.0	$16,174.1
Operating revenues	$108.1	$105.4	$113.0	$96.7
Interest expense	2.2	2.0	3.3	3.8
Net revenues	105.9	103.4	109.7	92.9
Total non-interest expense	92.9	86.1	86.4	87.0
Income from continuing operations, before tax	13.0	17.3	23.3	5.9
Income tax expense	5.4	7.0	8.0	2.1
Income from continuing operations	7.6	10.3	15.3	3.8
Income from discontinued operations	—	—	—	0.2
Net income	7.6	10.3	15.3	4.0
Add: Net (income) loss attributable to noncontrolling interests	(0.1)	0.1	0.1	—
Net income attributable to INTL FCStone Inc. common stockholders	$7.5	$10.4	$15.4	$4.0
Net basic earnings per share	$0.41	$0.58	$0.87	$0.23
Net diluted earnings per share	$0.39	$0.55	$0.81	$0.22
Note 21 – Segment and Geographic Information
The Company reports its operating segments based on services provided to customers. The Company’s activities are divided into the following five functional areas:

•	Commodity and Risk Management Services

•	Foreign Exchange

•	Securities

•	Clearing and Execution Services

•	Other
Commodity and Risk Management Services (C&RM)
The Company serves its commercial customers through its force of approximately 188 risk management consultants with a high value added service that differentiates the Company from other competitors and maximizes the opportunity to retain customers. The Integrated Risk Management Program ("IRMP®") involves providing customers with commodity risk management consulting services that are designed to develop a customized long term hedging program to help them mitigate their exposure to commodity price risk and maximize the amount and certainty of their operating profits. Customers are assisted in the execution of their hedging strategies through the Company’s exchange-traded futures and options clearing and execution operations and through access to more customized alternatives provided by the OTC trading desk. Generally, customers direct their own trading activity and risk management consultants do not have discretionary authority to transact trades on behalf of customers. When transacting OTC contracts with customers, the Company may offset the customer’s transaction simultaneously with one of its trading counterparties. Alternatively, the OTC trade desk will accept a customer transaction and offset that transaction with a similar but not identical position on the exchange.
In addition, the Company provides a full range of trading and hedging capabilities to select producers, consumers, recyclers and investors in precious metals and certain base metals. Acting as a principal, the Company commits its own capital to buy and sell the metals on a spot and forward basis.
The Company records its physical commodities revenues on a gross basis. Operating revenues and losses from the Company’s commodities derivatives activities are included within ‘trading gains, net’ in the consolidated income statements. Inventory for the commodities business is valued at the lower of cost or fair value under the provisions of the Inventory Topic of the ASC. The Company generally mitigates the price risk associated with commodities held in inventory through the use of derivatives. The Company does not elect hedge accounting under U.S. GAAP in accounting for this price risk mitigation. In such situations, unrealized gains in inventory are not recognized under U.S. GAAP, but unrealized gains and losses in related derivative positions are recognized under U.S. GAAP. As a result, the Company’s reported earnings from commodities trading may be subject to significant volatility when calculated under U.S. GAAP.

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
Securities
Through INTL FCStone Securities Inc., the Company acts as a wholesale market maker in select foreign securities including unlisted ADRs and foreign ordinary shares. INTL FCStone Securities Inc. provides execution and liquidity to national broker-dealers, regional broker-dealers and institutional investors.
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

Information concerning operations in these segments of business is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Year Ended September 30,
(in millions)	2012	2011	2010
Total revenues:
Commodity and Risk Management Services	$68,928.3	$75,274.1	$46,785.2
Foreign Exchange	62.6	59.3	47.5
Securities	39.9	30.5	20.8
Clearing and Execution Services	93.8	66.1	61.8
Other	136.2	67.2	24.8
Corporate unallocated	(0.2)	0.4	0.2
Total	$69,260.6	$75,497.6	$46,940.3
Operating revenues (loss):
Commodity and Risk Management Services	$246.0	$252.6	$129.8
Foreign Exchange	62.6	59.3	47.5
Securities	39.9	30.5	20.8
Clearing and Execution Services	93.8	66.1	61.8
Other	15.6	14.3	8.9
Corporate unallocated	(0.2)	0.4	0.2
Total	$457.7	$423.2	$269.0
Net contribution:
(Revenues less cost of sales, clearing and related expenses, variable bonus compensation, introducing broker commissions and interest expense):
Commodity and Risk Management Services	$143.0	$151.6	$70.9
Foreign Exchange	41.3	37.1	28.0
Securities	19.8	16.5	11.4
Clearing and Execution Services	14.3	14.3	10.7
Other	10.3	10.0	7.1
Total	$228.7	$229.5	$128.1
Net segment income:
(Net contribution less non-variable direct segment costs):
Commodity and Risk Management Services	$69.7	$93.5	$32.8
Foreign Exchange	28.3	28.0	21.8
Securities	4.5	1.9	5.6
Clearing and Execution Services	2.2	4.9	1.1
Other	5.4	5.6	3.7
Total	$110.1	$133.9	$65.0
Reconciliation of segment income to income from continuing operations, before tax:
Net segment income	$110.1	$133.9	$65.0
Costs not allocated to operating segments	90.8	74.4	47.1
Income from continuing operations, before tax	$19.3	$59.5	$17.9

(in millions)	As of September 30, 2012	As of September 30, 2011
Total assets:
Commodity and Risk Management Services	$1,449.2	$1,540.8
Foreign Exchange	124.5	146.1
Securities	88.7	104.8
Clearing and Execution Services	1,090.9	734.4
Other	110.8	43.4
Corporate unallocated	94.8	66.2
Total	$2,958.9	$2,635.7

Information regarding revenues and operating revenues for the years ended September 30, 2012, 2011 and 2010, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software) as of September 30, 2012 and 2011 in geographic areas were as follows:

	Year Ended September 30,
(in millions)	2012	2011	2010
Total revenues:
United States	$55,564.8	$53,660.2	$31,962.7
Europe	69.9	35.1	20.4
South America	58.2	53.3	17.8
Asia	13,555.3	21,738.4	14,926.6
Other	12.4	10.6	12.8
Total	$69,260.6	$75,497.6	$46,940.3

Operating revenues:
United States	$297.3	$302.1	$213.4
Europe	69.9	35.1	20.4
South America	58.2	53.3	17.8
Asia	19.9	27.6	14.4
Other	12.4	5.1	3.0
Total	$457.7	$423.2	$269.0

(in millions)	As of September 30, 2012	As of September 30, 2011
Long-lived assets, as defined:
United States	$11.5	$10.7
Europe	3.8	2.0
South America	2.8	1.6
Asia	0.7	0.6
Other	0.1	0.1
Total	$18.9	$15.0

Note 22 – Subsequent Events
In October 2012, the Company reached an agreement in which Tradewire Securities, LLC, a Miami-based securities broker-dealer servicing customers throughout Latin America and a wholly-owned subsidiary of Tradewire Group Ltd., has agreed to transfer its institutional accounts to INTL FCStone Inc.'s broker-dealer subsidiary, INTL FCStone Securities. Completion of this transaction is expected to occur in mid-December 2012.
Tradewire Securities, LLC provides global brokerage services to institutions and individual investors directly and through a global network of partners. With its experienced team, Tradewire Securities, LLC services a wide range of customers, including hedge funds, pension funds, broker-dealers and banks located in Latin America, Caribbean, North America and Europe.

Schedule I
INTL FCStone Inc.
Condensed Balance Sheets
Parent Company Only

(in millions)	September 30, 2012	September 30, 2011
ASSETS
Cash and cash equivalents	$13.1	$2.0
Receivables from subsidiaries	20.1	43.9
Notes receivable, net	10.2	—
Income taxes receivable	14.3	21.4
Financial instruments owned, at fair value	1.5	3.2
Investment in subsidiaries(1)	220.1	207.9
Deferred income taxes	0.9	0.8
Property and equipment, net	4.3	2.6
Goodwill and intangible assets, net	—	0.3
Other assets	3.4	3.5
Total assets	$287.9	$285.6
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$4.2	$6.4
Payables to customers	0.7	—
Payables to lenders under loans	48.0	—
Financial instruments sold, not yet purchased, at fair value	25.3	58.7
Total liabilities	78.2	65.1

Equity:
INTL FCStone Inc. (Parent Company Only) stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 30,000,000 shares; 19,214,219 issued and 18,984,951 outstanding at September 30, 2012 and 18,653,964 issued and 18,642,407 outstanding at September 30, 2011	0.2	0.2
Common stock in treasury, at cost - 229,064 shares at September 30, 2012 and 11,557 shares at September 30, 2011	(4.1)	(0.1)
Additional paid-in capital	213.2	205.0
Retained earnings(1)	0.4	15.4
Total INTL FCStone Inc. (Parent Company Only) stockholders’ equity	209.7	220.5
Total liabilities and equity	$287.9	$285.6

(1) Within the Condensed Balance Sheets and Condensed Statements of Operations of INTL FCStone Inc. - Parent Company Only, the Company has accounted for its investment in wholly owned subsidiaries using the cost method of accounting. Under this method, the Company's share of the earnings or losses of such subsidiaries are not included in the Condensed Balance Sheet or Condensed Statements of Operations. If the accounting for its investment in wholly owned subsidiaries were presented under the equity method of accounting, investment in subsidiaries and retained earnings would each increase by $111.6 million as of September 30, 2012, respectively, and $81.8 million as of September 30, 2011, respectively.

Schedule I
INTL FCStone Inc.
Condensed Statements of Operations
Parent Company Only

	Year Ended September 30,
(in millions)	2012	2011	2010
Revenues:
Trading gains, net	$7.1	$3.1	$2.5
Commission and clearing fees	—	—	0.9
Interest income	2.1	4.3	1.7
Other income(2)	0.3	0.4	13.9
Total revenues	9.5	7.8	19.0
Interest expense	5.6	9.7	6.3
Net revenues	3.9	(1.9)	12.7
Non-interest expenses:
Compensation and benefits	12.4	8.6	10.2
Clearing and related expenses	0.3	0.1	0.1
Introducing broker commissions	—	0.2	0.2
Communication and data services	0.6	0.5	0.5
Occupancy and equipment rental	1.0	1.2	0.8
Professional fees	3.1	3.8	1.3
Depreciation and amortization	1.2	0.6	—
Bad debts and impairments	2.2	—	(1.1)
Other	6.8	(0.5)	3.1
Total non-interest expenses	27.6	14.5	15.1
Loss from continuing operations, before tax	(23.7)	(16.4)	(2.4)
Income tax benefit	9.2	6.4	5.7
Net (loss) income	$(14.5)	$(10.0)	$3.3

(2) Within the Condensed Balance Sheets and Condensed Statements of Operations of INTL FCStone Inc. - Parent Company Only, the Company has accounted for its investment in wholly owned subsidiaries using the cost method of accounting. Under this method, the Company's share of the earnings or losses of such subsidiaries are not included in the Condensed Balance Sheet or Condensed Statements of Operations. If the accounting for its investment in wholly owned subsidiaries were presented under the equity method of accounting, revenues would include income from investment in subsidiaries of $29.5 million, $47.3 million and $2.1 million, for the years ended September 30, 2012, 2011 and 2010, respectively.

Schedule I
INTL FCStone Inc.
Condensed Statements of Cash Flows
Parent Company Only

	Year Ended September 30,
(in millions)	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(14.5)	$(10.0)	$3.3
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1.2	0.6	—
Provision for impairments	2.2	—	—
Deferred income taxes	(0.1)	1.1	(1.6)
Amortization of debt issuance costs and debt discount	0.5	0.2	0.2
Convertible debt interest settled in common stock upon conversion	—	0.2	—
Amortization of stock-based compensation expense	5.9	2.3	1.9
Gain on acquisition of INTL Provident	—	(0.4)	—
Impairment of INTL Sieramet, LLC	—	—	(1.1)
Changes in operating assets and liabilities:
Receivables from subsidiaries	21.7	35.7	(6.5)
Notes receivable, net	(10.2)	—	—
Income taxes receivable	7.1	(13.6)	(0.5)
Financial instruments owned, at fair value	1.7	(0.4)	(2.8)
Other assets	(0.3)	(0.8)	(0.3)
Accounts payable and other accrued liabilities	(2.2)	1.7	(1.3)
Payables to customers	0.7	—	—
Financial instruments sold, not yet purchased, at fair value	(33.4)	(0.5)	37.1
Net cash provided by operating activities	(19.7)	16.1	28.4
Cash flows from investing activities:
Cash paid for acquisitions, net	—	—	(5.0)
Capital contribution in affiliates	(12.5)	(1.0)	(0.7)
Purchase of property and equipment	(2.7)	(1.7)	—
Net cash used in investing activities	(15.2)	(2.7)	(5.7)
Cash flows from financing activities:
Payable to lenders under loans and overdrafts	48.0	(11.9)	(23.0)
Share repurchase	(4.0)	—	—
Debt issuance costs	(0.1)	(1.2)	—
Exercise of stock options	1.9	1.3	0.7
Income tax benefit on stock options and awards	0.2	—	—
Net cash provided by (used in) financing activities	46.0	(11.8)	(22.3)
Net increase in cash and cash equivalents	11.1	1.6	0.4
Cash and cash equivalents at beginning of period	2.0	0.4	—
Cash and cash equivalents at end of period	$13.1	$2.0	$0.4
Supplemental disclosure of cash flow information:
Cash paid for interest	$2.1	$3.0	$3.8
Income taxes paid (received), net of cash refunds	$0.1	$10.8	$(1.7)
Supplemental disclosure of non-cash investing and financing activities:
Conversion of subordinated notes to common stock, net	$—	$16.7	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-K, the Company's management, including the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012. The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2012.
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
Management (with the participation of the Company's principal executive officer and principal financial officer) has evaluated the Company's internal control over financial reporting as of September 30, 2012, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
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
Management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2012 excluded TRX Futures Limited, acquired with effect from April 30, 2012 and Aporte DTVM, acquired with effect from February 28, 2012.
Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2012.
The effectiveness of the Company's internal control over financial reporting as of September 30, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, and KPMG LLP has issued a report on the effectiveness of the Company's internal control over financial reporting as of September 30, 2012, which is included in Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
A list of our executive officers and biographical information about them and our directors will be included in the definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be held on February 21, 2013, which will be filed within 120 days of the end of our fiscal year ended September 30, 2012 (the “2013 Proxy Statement”) and is incorporated herein by reference. Information about our Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.
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
Item 11. Executive Compensation
Information relating to our executive officer and director compensation and the compensation committee of our board of directors will be included in the 2013 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be included in the 2013 Proxy Statement and is incorporated herein by reference.
The following table provides information generally as of September 30, 2012, the last day of fiscal 2012, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under our equity compensation plans that were in effect during fiscal 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	1,890,634	$23.36	921,412
Equity compensation plans not approved by stockholders	—	—	—
Total	1,890,634	$23.36	921,412
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions and director independence will be included in the 2013 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services will be included in the 2013 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15. Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from the Company’s Form 8-K filed with the SEC on October 9, 2009).

3.2	Amended and Restated By-laws (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2007).

4.1	International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Schedule 14A filed on January 14, 2003).

4.2	Amendment to International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on February 11, 2004).

4.3	Amendment to International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 23, 2006).

4.4	FCStone Group, Inc. 2006 Equity Incentive Plan (incorporated by reference from the Registration Statement on Form S-8 filed by FCStone Group, Inc. with the SEC on June 12, 2006).

10.1	Employment Agreement, dated October 22, 2002, by and between the Company and Sean O’Connor (incorporated by reference from the Company’s Form 8-K filed with the SEC on October 24, 2002).

10.2	Employment Agreement, dated October 22, 2002, by and between the Company and Scott Branch (incorporated by reference from the Company’s Form 8-K filed with the SEC on October 24, 2002).

10.3	Registration Rights Agreement, dated October 22, 2002, by and between the Company, and Sean O’Connor (incorporated by reference from the Company’s Form 8-K filed with the SEC on October 24, 2002).

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

10.9	Employment Agreement, effective December 1, 2004, by and between the Company and Brian T. Sephton (incorporated by reference from the Company’s Form 8-K, as filed with the SEC on November 24, 2004).

10.10	International Assets Holding Corporation form of Registration Rights Agreement (incorporated by reference from the Company’s Form 8-K filed with the SEC on September 15, 2006).

10.11	2012 Restricted Stock Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 13, 2012).

10.12	2012 Executive Compensation Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 13, 2012).

10.13
Chief Executive Officer Employment Agreement, effective September 1, 2007, between FCStone Group, Inc. and Paul G. Anderson (incorporated by reference from the Current Report on Form 8-K filed by FCStone Group, Inc. with the SEC on July 15, 2008)

10.14
CEO Deferred Compensation Plan for Paul G. Anderson dated February 22, 2002 (incorporated by reference from the Registration Statement on Form S-4 filed by FCStone Group, Inc. with the SEC on August 18, 2004)

10.15
Farmers Commodities Corporation Supplemental Nonqualified Pension Plan (incorporated by reference from Amendment No. 2 to the Registration Statement on Form S-4 filed by FCStone Group, Inc. with the SEC on December 9, 2004)

10.16
FCStone Group, Inc. Executive Long Term Incentive Plan Effective Fiscal Year 2008 (incorporated by reference from the Current Report on Form 8-K filed by FCStone Group, Inc. with the SEC on July 15, 2008)

10.17
FCStone Group, Inc. Amended and Restated Mutual Commitment Compensation Plan (incorporated by reference from Amendment No. 2 to the Registration Statement on Form S-4 filed by FCStone Group, Inc. with the SEC on December 9, 2004)

10.18	Form of Director Indemnification Agreement (incorporated by reference from Amendment No. 3 to the Registration Statement on Form S-4 filed by FCStone Group, Inc. with the SEC on December 30, 2004)

10.19
Stock Purchase Agreement dated as of April 1, 2010, by and among FCStone Group, Inc.; Risk Management Incorporated; RMI Consulting, Inc.; John Snell; Daniel Conrath and Shane Mathis (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2010).

10.20
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

10.21
Fourth Amendment to Amended and Restated Credit Agreement, made as of April 12, 2012, by and between FCStone, LLC, as Borrower, FCStone Group, Inc., as Guarantor, INTL FCStone Inc., as Guarantor, Bank of Montreal, as Administrative Agent, and BMO Harris Financing, Inc., as a lender party thereto (incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on April 13, 2012).

10.22
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

10.23
Option Agreement by and among International Assets Holding Corporation and Hanley Group Holdings, LLC (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2010).

10.24
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

10.25
Second Amendment to Amended and Restated Credit Agreement, made as of September 21, 2011, by and between INTL Commodities, Inc., as borrower, INTL FCStone Inc., as a guarantor, BNP Paribas, as Administrative Agent and an Issuing Bank, and ABN AMRO Capital USA LLC, as an additional Issuing Bank (incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on September 26, 2011).

10.26
Fourth Amendment to Amended and Restated Credit Agreement, made as of September 18, 2012, by and between INTL Commodities, Inc., as borrower, INTL FCStone Inc., as guarantor, BNP Paribas, as Administrative Agent and an Issuing Bank, and ABN AMRO Capital USA LLC, as an additional Issuing Bank (incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on September 20, 2012).

10.27
Credit Agreement, effective on October 29, 2010, by and between International Assets Holding Corporation and INTL Global Currencies Limited as borrowers, the subsidiaries identified therein as guarantors, Bank of America, N.A. and additional lenders (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2010).

10.28
Credit Agreement, made as of August 10, 2012, by and between FCStone Merchant Services, LLC, as Borrower, INTL FCStone Inc., as Guarantor, Bank of Montreal, as Administrative Agent and a Lender, BMO Capital Markets, as Sole Lead Arranger and Sole Book Runner, and the lenders party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2012).

10.29
Second Amendment to Credit Agreement, made as of September 14, 2012, by and between FCStone Merchant Services, LLC, as Borrower, INTL FCStone Inc., as Guarantor, Bank of Montreal, as Administrative Agent and a Lender, and the financial institutions party to the Second Amendment, as lenders party thereto (incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on September 19, 2012).

10.30	Retirement and Consulting Agreement, dated October 1, 2012, by and between the Company and Paul G. Anderson. *

14	International Assets Holding Corporation Code of Ethics (incorporated by reference from the Company’s Form 10-KSB filed with the SEC on December 29, 2003).

21	List of the Company’s subsidiaries. *

23.1	Consent of KPMG LLP *

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a). *

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a). *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed as part of this report.
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

INTL FCStone Inc.

/S/ SEAN M. O’CONNOR
Sean M. O’Connor
Chief Executive Officer
Dated:	December 12, 2012

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN RADZIWILL	Director and Chairman of the Board	December 12, 2012
John Radziwill

/S/ SEAN M. O’CONNOR	Director and Chief Executive Officer	December 12, 2012
Sean M. O’Connor	(Principal Executive Officer)

/S/ SCOTT J. BRANCH	Director and Chief Operating Officer	December 12, 2012
Scott J. Branch

/S/ PAUL G. ANDERSON	Director	December 12, 2012
Paul G. Anderson

/S/ DIEGO J. VEITIA	Director	December 12, 2012
Diego J. Veitia

/S/ JACK FRIEDMAN	Director	December 12, 2012
Jack Friedman

/S/ JUSTIN R. WHEELER	Director	December 12, 2012
Justin R. Wheeler

/S/ JOHN M. FOWLER	Director	December 12, 2012
John M. Fowler

/S/ BRUCE KREHBIEL	Director	December 12, 2012
Bruce Krehbiel

/S/ DARYL HENZE	Director	December 12, 2012
Daryl Henze

/S/ ERIC PARTHEMORE	Director	December 12, 2012
Eric Parthemore

/S/ WILLIAM J. DUNAWAY	Chief Financial Officer	December 12, 2012
William J. Dunaway	(Principal Financial Officer and Chief Accounting Officer)