Form 10-Q
period 2012-12-31
INTL FCSTONE INC.
filed 2013-02-07
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2012
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

As of February 4, 2013, there were 19,092,344 shares of the registrant’s common stock outstanding.

INTL FCStone Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2012

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTL FCStone Inc.
Condensed Consolidated Balance Sheets

(in millions, except par value and share amounts)	December 31, 2012	September 30, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$294.7	$236.3
Cash, securities and other assets segregated under federal and other regulations (including $41.4 and $72.8 at fair value at December 31, 2012 and September 30, 2012, respectively)	381.7	357.5
Deposits and receivables from:
Exchange-clearing organizations (including $1,430.2 and $1,510.0 at fair value at December 31, 2012 and September 30, 2012, respectively)	1,478.7	1,619.8
Broker-dealers, clearing organizations and counterparties (including $4.8 and $(0.7) at fair value at December 31, 2012 and September 30, 2012, respectively)	126.0	127.4
Receivables from customers, net	143.7	68.9
Notes receivable, net	90.3	104.0
Income taxes receivable	7.7	11.9
Financial instruments owned, at fair value	151.1	171.7
Physical commodities inventory	133.9	131.6
Deferred income taxes, net	20.4	21.9
Property and equipment, net	18.9	18.9
Goodwill and intangible assets, net	57.2	54.7
Other assets	35.3	34.3
Total assets	$2,939.6	$2,958.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $17.9 and $14.8 at fair value at December 31, 2012 and September 30, 2012, respectively)	$109.4	$127.0
Payables to:
Customers	2,064.2	2,072.3
Broker-dealers, clearing organizations and counterparties	7.5	39.4
Lenders under loans	241.4	218.2
Income taxes payable	4.3	5.5
Financial instruments sold, not yet purchased, at fair value	187.5	175.4
Deferred income taxes	—	2.0
Total liabilities	2,614.3	2,639.8
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 19,407,303 issued and 19,068,221 outstanding at December 31, 2012 and 19,214,219 issued and 18,984,951 outstanding at September 30, 2012	0.2	0.2
Common stock in treasury, at cost - 339,082 shares at December 31, 2012 and 229,064 shares at September 30, 2012, respectively	(6.1)	(4.1)
Additional paid-in capital	214.5	213.2
Retained earnings	125.3	112.0
Accumulated other comprehensive loss, net	(8.6)	(2.2)
Total stockholders' equity	325.3	319.1
Total liabilities and stockholders' equity	$2,939.6	$2,958.9
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended December 31,
(in millions, except share and per share amounts)	2012	2011
Revenues:
Sales of physical commodities	$12,587.9	$17,175.9
Trading gains	79.9	73.4
Commission and clearing fees	40.0	32.0
Consulting and management fees	8.3	6.2
Interest income	3.3	2.7
Other income	0.1	0.2
Total revenues	12,719.5	17,290.4
Cost of sales of physical commodities	12,593.8	17,194.1
Operating revenues	125.7	96.3
Interest expense	3.5	2.1
Net revenues	122.2	94.2
Non-interest expenses:
Compensation and benefits	46.7	45.8
Clearing and related expenses	25.0	22.7
Introducing broker commissions	8.4	5.8
Communication and data services	5.3	4.6
Occupancy and equipment rental	2.9	2.8
Professional fees	3.7	2.7
Depreciation and amortization	1.8	1.5
Bad debts and impairments	0.4	0.1
Other	9.2	8.9
Total non-interest expenses	103.4	94.9
Income (loss) from operations, before tax	18.8	(0.7)
Income tax expense (benefit)	5.5	(0.2)
Net income (loss)	13.3	(0.5)
Add: Net loss attributable to noncontrolling interests	—	0.1
Net income (loss) attributable to INTL FCStone Inc. common stockholders	$13.3	$(0.4)
Basic earnings per share:
Net income (loss) attributable to INTL FCStone Inc. common stockholders	$0.70	$(0.02)
Diluted earnings per share:
Net income (loss) attributable to INTL FCStone Inc. common stockholders	$0.68	$(0.02)
Weighted-average number of common shares outstanding:
Basic	18,266,338	18,163,489
Diluted	18,778,675	18,163,489
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,
(in millions)	2012	2011
Net income (loss)	$13.3	$(0.5)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(0.3)	(0.1)
Pension liabilities adjustment	0.4	0.1
Net unrealized loss on available-for-sale securities	(0.2)	(0.1)
Reclassification adjustment for gains included in net income	(6.3)	—
Other comprehensive loss	(6.4)	(0.1)
Comprehensive income (loss)	$6.9	$(0.6)
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Cash Flows Statements
(Unaudited)

	Three Months Ended December 31,
(in millions)	2012	2011
Cash flows from operating activities:
Net income (loss)	$13.3	$(0.5)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1.8	1.5
Provision for bad debts and impairments	0.4	0.1
Deferred income taxes	(0.4)	(0.6)
Amortization of debt issuance costs and debt discount	0.3	0.4
Amortization of stock-based compensation expense	1.6	1.0
Gain on sale of exchange memberships and common stock	(9.2)	—
Changes in operating assets and liabilities, net:
Cash, securities and other assets segregated under federal and other regulations	(24.2)	(354.7)
Deposits and receivables from exchange-clearing organizations	141.1	473.6
Deposits and receivables from broker-dealers, clearing organizations, and counterparties	1.4	11.9
Receivable from customers, net	(75.2)	25.7
Notes receivable from customers, net	13.7	6.0
Income taxes receivable	4.2	(0.3)
Financial instruments owned, at fair value	11.6	76.6
Physical commodities inventory	(2.3)	47.0
Other assets	(2.0)	4.2
Accounts payable and other accrued liabilities	(20.0)	(7.3)
Payable to customers	(8.0)	(99.3)
Payable to broker-dealers, clearing organizations and counterparties	(31.8)	11.8
Income taxes payable	0.8	0.4
Financial instruments sold, not yet purchased, at fair value	12.1	(164.4)
Net cash provided by operating activities	29.2	33.1
Cash flows from investing activities:
Deconsolidation of affiliates	—	0.4
Cash paid for acquisitions, net	—	(1.0)
Sale of exchange memberships and common stock	10.1	—
Purchase of property and equipment	(1.2)	(3.2)
Net cash used in investing activities	8.9	(3.8)
Cash flows from financing activities:
Net change in payable to lenders under loans	23.2	38.5
Payments related to earn-outs on acquisitions	(0.3)	(0.3)
Exercise of stock options	—	0.3
Share repurchases	(2.0)	—
Income tax expense on stock options and awards	(0.3)	—
Net cash provided by financing activities	20.6	38.5
Effect of exchange rates on cash and cash equivalents	(0.3)	(0.1)
Net increase in cash and cash equivalents	58.4	67.7
Cash and cash equivalents at beginning of period	236.3	220.6
Cash and cash equivalents at end of period	$294.7	$288.3
Supplemental disclosure of cash flow information:
Cash paid for interest	$2.5	$2.1
Income taxes paid, net of cash refunds	$1.3	$1.4
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$3.1	$1.2
Additional consideration payable related to acquisitions, net	$3.4	$0.9
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of September 30, 2012	$0.2	$(4.1)	$213.2	$112.0	$(2.2)	$319.1
Net income				13.3		13.3
Other comprehensive loss					(6.4)	(6.4)
Exercise of stock options			(0.1)			(0.1)
Stock-based compensation			1.4			1.4
Share repurchases		(2.0)				(2.0)
Balances as of December 31, 2012	$0.2	$(6.1)	$214.5	$125.3	$(8.6)	$325.3
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
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of September 30, 2012, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements for the interim periods presented have been reflected as required by Rule 10-01 of Regulation S-X.
Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. It is suggested that these interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in the Company’s Form 10-K for the fiscal year ended September 30, 2012 filed with the SEC.
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
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued new guidance on the presentation of comprehensive income. This guidance eliminates the current option to report comprehensive income and its components in the statement of changes in equity. Under this guidance, an entity can elect to present items of net income and comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, the guidance requires entities to show the effects of items reclassified from accumulated other comprehensive loss to net income on the face of the financial statements. This guidance is effective for fiscal years beginning after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required. This guidance was effective in the Company's first quarter of fiscal year 2013. In December 2011, the FASB issued guidance that deferred the portion of the original guidance that required a company to separately present within net income reclassification adjustments of items out of accumulated other comprehensive loss. The deferral is intended to be temporary until the FASB has time to reconsider these changes. The other provisions of this guidance became effective as originally planned by the FASB. The Company adopted this guidance in the first quarter of fiscal year 2013, and the Company elected the two statement approach. The application of this guidance relates to presentation only and did not have a significant impact on the Company's condensed consolidated financial statements.
On December 16, 2011, the FASB issued new guidance on the disclosures about offsetting assets and liabilities. While the FASB retained the existing offsetting models under U.S. GAAP, the new standard requires disclosures to allow investors to better compare and understand significant quantitative differences in financial statements prepared under U.S. GAAP. The new standard is effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective application is required. This guidance is effective for the Company's fiscal year beginning October 1, 2013. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2014. The adoption of this guidance is expected to change some of the Company's disclosures within the notes to its condensed consolidated financial statements.
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

	Three Months Ended December 31,
(in millions, except share amounts)	2012	2011
Numerator:
Income (loss) from operations attributable to INTL FCStone Inc. stockholders	$13.3	$(0.4)
Less: Allocation to participating securities	(0.5)	—
Income (loss) from operations allocated to common stockholders	$12.8	$(0.4)
Diluted net income (loss)	$13.3	$(0.4)
Less: Allocation to participating securities	(0.5)	—
Diluted net income (loss) allocated to common stockholders	$12.8	$(0.4)
Denominator:
Weighted average number of:
Common shares outstanding	18,266,338	18,163,489
Dilutive potential common shares outstanding:
Share-based awards	512,337	—
Diluted weighted-average shares	18,778,675	18,163,489

The dilutive effect of share-based awards is reflected in diluted net income (loss) per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the ASC.
Options to purchase 1,490,547 and 1,284,102 shares of common stock for the three months ended December 31, 2012 and 2011, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.
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
Fair Value Hierarchy
The majority of financial assets and liabilities on the consolidated balance sheets are reported at fair value. Cash is reported at the balance held at financial institutions. Cash equivalents includes money market funds, which are valued at period-end at the net asset value provided by the fund’s administrator, and certificates of deposit, which are stated at cost plus accrued interest, which approximates fair value. Cash, securities and other assets segregated under federal and other regulations include the value of cash collateral as well as the value of other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and commodities warehouse receipts. Deposits with and receivables from exchange-clearing organizations and broker-dealers, clearing organizations and counterparties and payables to customers and broker-dealers, clearing organizations and counterparties include the value of cash collateral as well as the value of money market funds and other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and mortgage-backed securities. These balances also include the fair value of exchange-traded futures and options-on-futures and exchange-cleared swaps and options determined by prices on the applicable exchange. Financial instruments owned and sold, not yet purchased include the value of U.S. and foreign government obligations, corporate debt securities, derivative financial instruments, commodities and mutual funds. The fair value of exchange common stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. Payable to lenders carry variable rates of interest and thus approximate fair value.
The fair value estimates presented in the financial statements are based on pertinent information available to management as of December 31, 2012 and September 30, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented in the financial statements.
Cash equivalents, securities, commodities warehouse receipts, derivative financial instruments, commodities leases, exchange common stock and contingent liabilities are carried at fair value, on a recurring basis, and are classified and disclosed into three levels within the fair value hierarchy. The Company did not have any fair value adjustments for assets or liabilities measured at fair value on a non-recurring basis during the three months ended December 31, 2012. The three levels of the fair value hierarchy under the Fair Value Measurements and Disclosures Topic of the ASC are:
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

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of December 31, 2012 and September 30, 2012 by level within the fair value hierarchy.

	December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Money market funds	$0.1	$—	$—	$—	$0.1
Certificate of deposits	6.4	—	—	—	6.4
Unrestricted cash equivalents	6.5	—	—	—	6.5
Commodities warehouse receipts	18.4	—	—	—	18.4
U.S. government obligations	—	23.0	—	—	23.0
Securities and other assets segregated under federal and other regulations	18.4	23.0	—	—	41.4
Money market funds	731.8	—	—	—	731.8
U.S. government obligations	—	701.2	—	—	701.2
Mortgage-backed securities	—	6.5	—	—	6.5
Derivatives	1,950.8	—	—	(1,960.1)	(9.3)
Deposits and receivables from exchange-clearing organizations	2,682.6	707.7	—	(1,960.1)	1,430.2
Deposits and receivables from broker-dealers, clearing organizations and counterparties - derivatives	0.8	—	—	4.0	4.8
Common and preferred stock and American Depositary Receipts ("ADRs")	27.9	17.3	0.9	—	46.1
Exchangeable foreign ordinary equities and ADRs	18.2	—	—	—	18.2
Corporate and municipal bonds	—	—	3.6	—	3.6
U.S. government obligations	—	0.3	—	—	0.3
Foreign government obligations	11.2	—	—	—	11.2
Derivatives	192.9	604.3	—	(746.9)	50.3
Commodities leases	—	45.1	—	(34.8)	10.3
Commodities warehouse receipts	5.3	—	—	—	5.3
Exchange firm common stock	3.0	0.4	—	—	3.4
Mutual funds and other	2.4	—	—	—	2.4
Financial instruments owned	260.9	667.4	4.5	(781.7)	151.1
Total assets at fair value	$2,969.2	$1,398.1	$4.5	$(2,737.8)	$1,634.0
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$17.9	$—	$17.9
Payables to exchange-clearing organizations, broker-dealers and counterparties - derivatives	1,702.5	—	—	(1,702.5)	—
Common and preferred stock and ADRs	40.3	14.9	—	—	55.2
Exchangeable foreign ordinary equities and ADRs	6.2	—	—	—	6.2
Derivatives	199.4	591.6	—	(754.2)	36.8
Commodities leases	—	308.4	—	(219.1)	89.3
Financial instruments sold, not yet purchased	245.9	914.9	—	(973.3)	187.5
Total liabilities at fair value	$1,948.4	$914.9	$17.9	$(2,675.8)	$205.4

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.

	September 30, 2012
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Money market funds	$0.1	$—	$—	$—	$0.1
Certificate of deposits	10.4	—	—	—	10.4
Unrestricted cash equivalents	10.5	—	—	—	10.5
Commodities warehouse receipts	22.3	—	—	—	22.3
U.S. government obligations	—	50.5	—	—	50.5
Securities and other assets segregated under federal and other regulations	22.3	50.5	—	—	72.8
Money market funds	335.1	—	—	—	335.1
U.S. government obligations	—	1,318.3	—	—	1,318.3
Mortgage-backed securities	—	7.0	—	—	7.0
Derivatives	3,344.3	—	—	(3,494.7)	(150.4)
Deposits and receivables from exchange-clearing organizations	3,679.4	1,325.3	—	(3,494.7)	1,510.0
Deposits and receivables from broker-dealers, clearing organizations and counterparties - derivatives	0.7	5.0	—	(6.4)	(0.7)
Common and preferred stock and American Depositary Receipts ("ADRs")	17.8	5.6	0.9	—	24.3
Exchangeable foreign ordinary equities and ADRs	10.0	—	—	—	10.0
Corporate and municipal bonds	0.3	0.6	3.6	—	4.5
U.S. government obligations	—	0.3	—	—	0.3
Foreign government obligations	14.8	—	—	—	14.8
Derivatives	315.6	785.3	—	(1,047.0)	53.9
Commodities leases	—	135.2	—	(93.1)	42.1
Commodities warehouse receipts	7.5	—	—	—	7.5
Exchange firm common stock	3.4	9.0	—	—	12.4
Mutual funds and other	1.9	—	—	—	1.9
Financial instruments owned	371.3	936.0	4.5	(1,140.1)	171.7
Total assets at fair value	$4,084.2	$2,316.8	$4.5	$(4,641.2)	$1,764.3
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$14.8	$—	$14.8
Payables to exchange-clearing organizations, broker-dealers and counterparties - derivatives	3,562.3	—	—	(3,562.3)	—
Common and preferred stock and ADRs	16.4	5.9	—	—	22.3
Exchangeable foreign ordinary equities and ADRs	5.7	—	—	—	5.7
Derivatives	338.1	775.2	—	(1,068.7)	44.6
Commodities leases	—	220.0	—	(117.2)	102.8
Financial instruments sold, not yet purchased	360.2	1,001.1	—	(1,185.9)	175.4
Total liabilities at fair value	$3,922.5	$1,001.1	$14.8	$(4,748.2)	$190.2

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.
Realized and unrealized gains and losses are included within ‘trading gains’ in the condensed consolidated income statements.

Information on Level 3 Financial Assets and Liabilities
The Company’s financial assets at fair value classified within level 3 of the fair value hierarchy as of December 31, 2012 and September 30, 2012 are summarized below:

(in millions)	December 31, 2012	September 30, 2012
Total level 3 assets	$4.5	$4.5
Level 3 assets for which the Company bears economic exposure	$4.5	$4.5
Total assets	$2,939.6	$2,958.9
Total financial assets at fair value	$1,634.0	$1,764.3
Total level 3 assets as a percentage of total assets	0.2%	0.2%
Level 3 assets for which the Company bears economic exposure as a percentage of total assets	0.2%	0.2%
Total level 3 assets as a percentage of total financial assets at fair value	0.3%	0.3%
The following tables set forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the three months ended December 31, 2012 and 2011, including a summary of unrealized gains (losses) during the respective periods on the Company’s level 3 financial assets and liabilities still held as of December 31, 2012.

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended December 31, 2012
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/ issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.9	$—	$—	$—	$—	$—	$0.9
Corporate and municipal bonds	3.6	—	—	—	—	—	3.6
	$4.5	$—	$—	$—	$—	$—	$4.5
Liabilities:
Contingent liabilities	$14.8	$—	$0.3	$3.1	$(0.3)	$—	$17.9

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended December 31, 2011
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$1.1	$—	$—	$—	$—	$1.1
Corporate and municipal bonds	3.6	—	(0.1)	—	—	3.5
Mutual funds and other	0.4	—	—	—	—	0.4
	$5.1	$—	$(0.1)	$—	$—	$5.0
Liabilities:
Contingent liabilities	$22.3	$—	$0.9	$(0.3)	$—	$22.9
In accordance with the Fair Value Measurements and Disclosures Topic of the ASC, the Company has estimated the fair value of debentures, for the single asset owning company of Suriwongse Hotel located in Chiang Mai, Thailand, on a recurring basis each period. The Company has classified its investment in the hotel within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. These cash flows are discounted employing present value techniques. The Company estimates the fair value of its investment in these debentures by using a management-developed forecast, which is based on the income approach. The Company continues to evaluate the fair value of the debentures. There were no significant changes in the fair value of the debentures during the three months ended December 31, 2012 and 2011.
The Company is required to make additional future cash payments based on certain financial performance measures of its acquired businesses. The Company is required to remeasure the fair value of the cash earnout arrangements on a recurring basis in accordance with the guidance in the Business Combinations Topic of the ASC. The Company has classified its net liabilities for the contingent earnout arrangements within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. The estimated fair value of the contingent purchase consideration is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted employing present value techniques in arriving at the acquisition-date fair value. The discount rate was developed using market participant company data and there have been no significant changes in the discount rate environment. From the dates of acquisition to December 31, 2012, certain acquisitions have had changes in the estimates of undiscounted cash flows, based on actual performances fluctuating from estimates. During the three months ended December 31, 2012 and 2011, the fair value of the contingent consideration increased $0.3 million and $0.9 million, respectively, with the corresponding amount classified as 'other expense' within the condensed consolidated income statements.
The Company reports transfers in and out of levels 1, 2 and 3, as applicable, using the fair value of the securities as of the beginning of the reporting period in which the transfer occurred.
The Company did not have any transfers between level 1 and level 2 fair value measurements for the three months ended December 31, 2012 and 2011.
The Company has recorded unrealized gains, net of income tax expense, related to U.S. government obligations and corporate bonds classified as available-for-sale securities in other comprehensive income ("OCI") as of December 31, 2012. The following tables summarize the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses of the Company’s investment securities classified as available-for-sale as of December 31, 2012 and September 30, 2012:

December 31, 2012
Amounts included in deposits with and receivables from exchange-clearing organizations:
	Amortized Cost	Unrealized Holding (1)		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$654.1	$—	$—	$654.1
Mortgage-backed securities	6.4	0.1	—	6.5
	$660.5	$0.1	$—	$660.6

(1)	Unrealized gain/loss on U.S. government obligations as of December 31, 2012, is less than 0.1 million.

September 30, 2012
Amounts included in deposits with and receivables from exchange-clearing organizations:
	Amortized Cost	Unrealized Holding (1)		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$1,298.9	$—	$—	$1,298.9
Mortgage-backed securities	6.8	0.1	—	6.9
	$1,305.7	$0.1	$—	$1,305.8

(1)	Unrealized gain/loss on U.S. government obligations as of September 30, 2012, is less than 0.1 million.

As of December 31, 2012 and September 30, 2012, investments in debt securities classified as available-for-sale ("AFS") mature as follows:

December 31, 2012
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$654.1	$—	$654.1
Mortgage-backed securities	—	6.5	6.5
	$654.1	$6.5	$660.6

September 30, 2012
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$1,298.9	$—	$1,298.9
Mortgage-backed securities	—	6.9	6.9
	$1,298.9	$6.9	$1,305.8

There were no sales of AFS securities during the three months ended December 31, 2012 and 2011, and as a result, no realized gains or losses were recorded for the three months ended December 31, 2012 and 2011.
For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.
The Company has also classified equity investments in exchange firms' common stock not pledged for clearing purposes as available-for-sale. The investments are recorded at fair value, with unrealized gains and losses recorded, net of taxes, as a component of OCI until realized. As of December 31, 2012, the cost and fair value of all the equity investments in exchange firms was $4.0 million and $3.4 million, respectively.
In June 2012, the board of LME Holdings Limited, the parent company of The London Metal Exchange (LME), entered into a framework agreement regarding the terms of a recommended cash offer for the entire issued and outstanding ordinary share capital of LME Holdings. In July 2012, the shareholders of LME Holdings voted to approve the sale of LME Holdings to the Hong Kong Exchanges & Clearing Limited. In December 2012, the Company received proceeds of $8.6 million from the sale of its shares in the LME. The shares of the LME were previously held by the Company as available-for-sale and the unrealized gain for those shares was reflected in OCI. For the three months ended December 31, 2012, the Company reclassified the unrealized gain remaining in accumulated OCI of approximately $6.3 million, net of income tax expense of $2.0 million, into the current period earnings.
The Company recorded unrealized losses of $0.4 million, net of income tax benefit of $0.2 million in OCI related to the remaining equity investments in exchange firms as of December 31, 2012. The Company monitors the fair value of exchange common stock on a periodic basis, and does not consider any current unrealized losses to be anything other than a temporary impairment.
In December 2012, the Chicago Mercantile Exchange ("CME") completed its acquisition of the Board of Trade of Kansas City, Missouri, Inc. ("KCBT"). The Company was required to hold certain exchange membership seats for clearing purposes and as a result, the associated KCBT shares were being held at cost on the condensed consolidated balance sheet. The Company received proceeds of $1.5 million and recognized a gain of $0.9 million before taxes, during the three months ended December 31, 2012, in connection with its class A shares of the KCBT held at the time of the acquisition.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of December 31, 2012 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to December 31, 2012. The total of $187.5 million as of December 31, 2012 includes $36.8 million for derivative contracts, which represents a liability to the Company based on their fair values as of December 31, 2012.
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
The Company continues to employ an interest rate risk management strategy, implemented in April 2010, that uses derivative financial instruments in the form of interest rate swaps to manage a portion of the aggregate interest rate position. The Company’s objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap the resulting variable interest earnings into the medium-term interest stream, by using a strip of interest rate swaps that mature every quarter, in order to achieve the two year moving average of the two year swap rate. The risk mitigation of these interest rate swaps is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC, and as a result they are recorded at fair value, with changes in the fair value of the financial instruments recorded within 'trading gains' in the condensed consolidated income statements. As of December 31, 2012, approximately $625 million in notional principal of interest rate swaps were outstanding with a weighted-average life of 4 months.

Listed below are the fair values of the Company's derivative assets and liabilities as of December 31, 2012 and September 30, 2012. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	December 31, 2012		September 30, 2012
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$1,919.2	$1,665.3	$3,325.6	$3,565.3
OTC commodity derivatives	454.7	472.1	823.6	841.4
Exchange-traded foreign exchange derivatives	46.5	40.6	63.0	47.7
OTC foreign exchange derivatives (2)	309.2	289.9	215.4	196.6
Exchange-traded interest rate derivatives	1.2	4.4	0.9	2.6
OTC interest rate derivatives	1.1	—	1.6	—
Equity index derivatives	16.9	21.2	20.8	22.0
Gross fair value of derivative contracts	2,748.8	2,493.5	4,450.9	4,675.6
Impact of netting and collateral	(2,703.0)	(2,456.7)	(4,548.1)	(4,631.0)
Total fair value included in ‘Deposits and receivables from exchange-clearing organizations’	$(9.3)		$(150.4)
Total fair value included in 'Deposits and receivables from broker-dealers, clearing organizations and counterparties'	$4.8		$(0.7)
Total fair value included in ‘Financial instruments owned, at fair value’	$50.3		$53.9
Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$36.8		$44.6

(1)	As of December 31, 2012 and September 30, 2012, the Company’s derivative contract volume for open positions was approximately 3.1 million and 4.1 million contracts, respectively.

(2)
In accordance with agreements with counterparties, the Company is allowed to periodically take advances against its open trade fair value. There were no advances against open trade fair value outstanding as of December 31, 2012 and September 30, 2012.

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
The following table sets forth the Company's gains (losses) related to derivative financial instruments for the three months ended December 31, 2012 and 2011, in accordance with the Derivatives and Hedging Topic of the ASC. The gains (losses) set forth below are included within ‘trading gains’ in the condensed consolidated income statements.

	Three Months Ended December 31,
(in millions)	2012	2011
Commodities	$30.6	$34.1
Foreign exchange	2.6	4.7
Interest rate	0.1	(1.0)
Net gains (losses) from derivative contracts	$33.3	$37.8

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
The Company is a party to financial instruments in the normal course of its business through customer and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held as of December 31, 2012 and September 30, 2012 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting or customer agreements which reduce the exposure to the Company.
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
Note 5 – Receivables From Customers and Notes Receivable, net
Receivables from customers, net and notes receivable, net include an allowance for bad debts, which reflects the Company's best estimate of probable losses inherent in the receivables from customers and notes receivable. The Company provides for an allowance for doubtful accounts based on a specific-identification basis. The Company continually reviews its allowance for bad debts. The allowance for doubtful accounts related to receivables from customers was $1.3 million and $0.9 million as of December 31, 2012 and September 30, 2012, respectively. The allowance for doubtful accounts related to notes receivable was $0.1 million as of December 31, 2012 and September 30, 2012, respectively.
The Company originates short-term notes receivable from customers with the outstanding balances being insured 90% to 98% by a third party, including accrued interest. The total balance outstanding under insured notes receivable was $16.1 million and $10.2 million as of December 31, 2012 and September 30, 2012, respectively.
See discussion of notes receivable related to commodity repurchase agreements in Note 10.
Note 6 – Physical Commodities Inventory
Physical commodities inventories are stated at the lower of cost or market ("LCM") using the weighted-average price and first-in first-out cost method. Cost includes finished commodity or raw material and processing costs related to the purchase and processing of inventories. Commodities in process include commodities in the process of being recycled. As of December 31, 2012 and September 30, 2012, $131.6 million and $129.1 million, respectively, of physical commodities inventory served as collateral under one of the Company’s credit facilities, as detailed further in Note 9. The carrying values of the Company’s inventory as of December 31, 2012 and September 30, 2012 are shown below.

(in millions)	December 31, 2012	September 30, 2012
Commodities in process	$0.1	$13.6
Finished commodities	133.8	118.0
Physical commodities inventory	$133.9	$131.6
As a result of declining market prices for some commodities, the Company has recorded LCM adjustments for physical commodities inventory of $1.0 million and $0.4 million as of December 31, 2012 and September 30, 2012, respectively. The adjustments are included within 'cost of sales of physical commodities' in the condensed consolidated income statements.
Note 7 – Goodwill
The carrying value of goodwill by segment is as follows:

(in millions)	December 31, 2012	September 30, 2012
Commodity and Risk Management Services	$32.0	$32.0
Foreign Exchange	6.3	6.3
Securities	5.3	5.3
Goodwill	$43.6	$43.6
Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows:

	December 31, 2012			September 30, 2012
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Noncompete agreement	$3.7	$(3.3)	$0.4	$3.7	$(3.0)	$0.7
Trade name	0.7	(0.6)	0.1	0.7	(0.5)	0.2
Software programs/platforms	2.2	(1.1)	1.1	2.2	(1.0)	1.2
Customer base	12.7	(1.9)	10.8	9.6	(1.8)	7.8
	19.3	(6.9)	12.4	16.2	(6.3)	9.9
Intangible assets not subject to amortization
Trade name	1.2	—	1.2	1.2	—	1.2
Total intangible assets	$20.5	$(6.9)	$13.6	$17.4	$(6.3)	$11.1
Amortization expense related to intangible assets was $0.6 million for the three months ended December 31, 2012 and 2011.

As of December 31, 2012, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2013 (remaining nine months)	$2.1
Fiscal 2014	1.7
Fiscal 2015	1.4
Fiscal 2016	1.0
Fiscal 2017	1.0
Fiscal 2018 and thereafter	5.2
$12.4
Note 9 – Credit Facilities
As of December 31, 2012, the Company had four committed credit facilities under which the Company may borrow up to $385 million, subject to certain conditions. The amounts outstanding under these credit facilities are short term borrowings and carry variable rates of interest, thus approximating fair value.
A summary of the Company’s credit facilities in place as of December 31, 2012 is as follows:

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

•
A revolving syndicated committed loan facility established on September 22, 2010 and amended on January 29, 2013, to extend the expiration date until April 30, 2013, under which the Company’s subsidiary, INTL Commodities, Inc. ("INTL Commodities") is entitled to borrow up to $140 million, subject to certain conditions. The loan proceeds are used to finance the activities of INTL Commodities and are secured by its assets. The facility is guaranteed by the Company.

•
An unsecured syndicated committed line of credit, established on June 21, 2010 and renewed by amendment on April 12, 2012, under which the Company's subsidiary, FCStone, LLC, may borrow up to $75 million. This line of credit is intended to provide short term funding of margin to commodity exchanges as necessary. This line of credit is subject to annual review, and the continued availability of this line of credit is subject to FCStone, LLC’s financial condition and operating results continuing to be satisfactory as set forth in the agreement. The facility is guaranteed by the Company.

•
A syndicated committed borrowing facility established on August 10, 2012, and amended on September 14, 2012, under which the Company’s subsidiary, FCStone Merchant Services, LLC ("FCStone Merchants"), is entitled to borrow up to $75 million, subject to certain conditions. The loan proceeds are used to finance traditional commodity financing arrangements or the purchase of eligible commodities from sellers who have agreed to sell and later repurchase such commodities from FCStone Merchants, and are secured by its assets. The facility is guaranteed by the Company.

Credit facilities and outstanding borrowings as of December 31, 2012 and September 30, 2012 were as follows:

(in millions)				Amounts Outstanding
Borrower	Security	Renewal / Expiration Date	Total Commitment	December 31, 2012	September 30, 2012
INTL FCStone Inc.	Certain pledged shares	October 1, 2013	$95.0	$78.0	$48.0
INTL Commodities	Certain commodities assets	April 30, 2013	140.0	107.0	107.0
FCStone, LLC	None	April 11, 2013	75.0	—	20.0
FCStone Merchants	Certain commodities assets	May 31, 2013	75.0	56.4	43.2
			$385.0	$241.4	$218.2
All of the Company’s committed credit facilities are scheduled to expire during fiscal 2013 or shortly thereafter. The Company is currently in discussions with current and potential lenders to renew, extend or rearrange these facilities. While there is no guarantee that the Company will be successful in renewing, extending or rearranging these agreements as they expire, based on the Company's liquidity position and capital structure, the Company believes it will be able to do so. At this time, the Company is unable to determine the duration, applicable interest rates or other costs associated with the renewal or replacement of these facilities.
The Company’s facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum net worth, minimum working capital, minimum regulatory capital, minimum net unencumbered liquid assets, minimum equity, minimum interest coverage and leverage ratios and maximum net loss. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of December 31, 2012, the Company was in compliance with all of its covenants under its credit facilities.
Note 10 – Commodity and Other Repurchase Agreements
The Company's outstanding notes receivable in connection with the sale/repurchase agreements, whereby the customers sell certain commodity inventory and agree to repurchase the commodity inventory at a future date at either a fixed or floating rate, as of December 31, 2012 and September 30, 2012 were $66.7 million and $92.5 million, respectively.
The obligations outstanding related to commodities sold under repurchase agreements that are recorded within 'broker-dealers, clearing organizations and counterparties' as of December 31, 2012 and September 30, 2012 were $4.1 million and $37.0 million, respectively. The obligations outstanding related to commodities sold under repurchase agreements that are recorded within 'lenders under loans' as of December 31, 2012 and September 30, 2012 were $56.4 million and $43.2 million, respectively.
Note 11 – Commitments and Contingencies
Legal and Regulatory Proceedings
Certain conditions may exist as of the date that the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal and regulatory proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal and regulatory proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.
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
In addition to the matters discussed below, from time to time and in the ordinary course of business, the Company is involved in various legal and regulatory actions and proceedings, including tort claims, contractual disputes, employment matters, workers' compensation claims and collections. The Company carries insurance that provides protection against certain types of claims, up to the policy limits of the insurance.
As of December 31, 2012 and September 30, 2012, the condensed consolidated balance sheets include loss contingency accruals recorded prior to September 30, 2012 and during the three months ended December 31, 2012, which are not material, individually or in the aggregate, to the Company's financial position or liquidity. During the three months ended December 31, 2012, the Company accrued expense related to loss contingencies of $1.5 million. In the opinion of management, possible exposure in these matters in excess of the amounts accrued, and in addition to the possible losses discussed below, is not material to the Company's earnings, financial position or liquidity.
The following is a summary of significant legal matters involving the Company.
Securities Litigation and Regulatory Proceedings
FCStone and certain officers of FCStone were named as defendants in an action filed in the United States District Court for the Western District of Missouri in July 2008. A consolidated amended complaint ("CAC") was subsequently filed in September 2009. As alleged in the CAC, the action purports to be brought as a class action on behalf of purchasers of FCStone common stock between November 15, 2007 and February 24, 2009. The CAC seeks to hold defendants liable under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and concerns disclosures included in FCStone's fiscal year 2008 public filings. Specifically, the CAC relates to FCStone's public disclosures regarding an interest rate hedge, a bad debt expense arising from unprecedented events in the cotton trading market, and certain disclosures beginning on November 3, 2008 related to losses it expected to incur arising primarily from a customer energy trading account. FCStone and the named officers moved to dismiss the action. The parties to the litigation reached an agreement in principle to settle this matter during May 2012. The proposed settlement would be at no cost to the Company after consideration of insurance, and is subject to approval by the court. The terms of the settlement are expected to be presented to the court for approval before July 2013.
In August 2008, a shareholder derivative action was filed against FCStone and certain directors of FCStone in the Circuit Court of Platte County, Missouri, alleging breaches of fiduciary duties, waste of corporate assets and unjust enrichment. An amended complaint was subsequently filed in May 2009 to add claims based upon the losses sustained by FCStone arising out of a customer energy trading account. In July 2009, the same plaintiff filed a motion for leave to amend the existing case to add a purported class action claim on behalf of the holders of FCStone common stock.
In July 2009, a purported shareholder class action complaint was filed against FCStone and its directors, as well as the Company in the Circuit Court of Clay County, Missouri. The complaint alleged that FCStone and its directors breached their fiduciary duties by failing to maximize stockholder value in connection with the contemplated acquisition of FCStone by the Company. This complaint was subsequently consolidated with the complaint filed in the Circuit Court of Platte County, Missouri. The plaintiffs subsequently filed an amended consolidated complaint which does not assert any claims against the Company. This complaint purports to be filed derivatively on FCStone and the Company's behalf and against certain of FCStone's current and former directors and officers and directly against the same individuals. The Company, FCStone and the defendants filed motions to dismiss on multiple grounds. The parties to the litigation reached an agreement in principle to settle this matter during October 2012. The proposed settlement would result in the Company incurring a legal cost of $250,000 after consideration of insurance, and is subject to approval by the court. The terms of the settlement are expected to be presented to the court for approval before July 2013.
As previously disclosed, the staff of the Fort Worth Regional Office of the SEC had conducted a formal investigation of FCStone's disclosures and accounting for losses associated with the customer energy trading account, which occurred prior to the Company's acquisition of FCStone on September 30, 2009. The Company cooperated fully with the SEC's staff in its investigation. During the quarter ended March 31, 2012, the Company was informed that the Staff of the SEC had closed its investigation of FCStone, and was not taking enforcement action against FCStone or any of its current or former officers.
In November 2011, the Commodity Futures Trading Commission ("CFTC") Division of Enforcement Staff ("Staff") requested the Company to voluntarily produce specified documents to the Staff in connection with its then informal investigation of the losses that occurred in 2008 in the customer energy trading account of FCStone, LLC. In September 2012, the Staff provided the Company with a Wells notice, indicating the Staff's intention to recommend that the CFTC bring certain charges against FCStone, LLC. The Company filed its Wells Submission with the Staff in October 2012. The Company is in ongoing discussions with the CFTC regarding this matter.
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
In August 2008, the bankruptcy trustee of Sentinel filed adversary proceedings against FCStone, LLC, and a number of other FCMs in the Bankruptcy Court for the Northern District of Illinois. The case was subsequently reassigned to the United States District Court, for the Northern District of Illinois. In the complaint, the trustee is seeking avoidance of alleged transfers or withdrawals of funds received by FCStone, LLC and other FCMs within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions and disallowance of the proof of claim filed by FCStone, LLC. The trustee seeks recovery of pre- and post-petition transfers totaling approximately $15.5 million. In April 2009, the trustee filed an amended complaint adding a claim for unjust enrichment. FCStone, LLC answered the complaints and all parties entered into the discovery phase of the litigation. In January 2011, the trustee filed a motion for summary judgment on various counts in the adversary proceedings filed in August 2008 against FCStone, LLC and a number of other FCMs. In January 2012, FCStone, LLC filed a motion for summary judgment in its favor with respect to the transfer of approximately $1.1 million to its customer segregated account on August 17, 2007, pursuant to the "safe harbor" provisions of Section 546(e) of the U.S. Bankruptcy Code. In April 2012, FCStone, LLC filed a motion to dismiss a portion of the trustee's claims set forth in its amended complaint. The trial of this matter took place, as a test case, during October 2012. The trial court entered a judgment against FCStone, LLC on January 4, 2013. On January 17, 2013, the trial court entered an agreed order, staying execution and enforcement, pending an appeal of the judgment. By agreement, FCStone, LLC was required to post an appeal cash deposit of $8.0 million with the court, which was deposited on January 18, 2013. Based upon the merits of the Company's appeal, management believes a loss is not probable, and thus has not recorded a provision for this matter. The Company believes that if the appeal is unsuccessful, the resulting pre-tax loss to FCStone, LLC would be between $4 million and $6 million.

Contractual Commitments
Contingent Liabilities - Acquisitions
Under the terms of the purchase agreements related to the acquisitions listed below, the Company has obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The contingent liability for these estimated additional purchase price considerations are included within ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets as of December 31, 2012 and September 30, 2012. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings.
The Company has recorded an estimated contingent liability of $3.1 million, relating to the December 2012 acquisition of the institutional accounts of Tradewire Securities, LLC, as described in Note 16.
The Company has a contingent liability relating to the November 2011 acquisition of Coffee Network, LLC, subsequently reorganized as a division of FCStone, LLC, which may result in the payment of additional purchase price consideration. The contingent liability recorded represents the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings during the three annual periods following the closing of the acquisition plus a final contingent payment, and a discount rate being applied to those future payments. The present value of the estimated total purchase price, including contingent consideration, is less than $0.3 million as of December 31, 2012, of which less than $0.1 million has not been paid and is included within ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.
The Company has a contingent liability relating to the October 2010 acquisition of Hencorp Becstone Futures, L.C., subsequently reorganized as a division of FCStone, LLC , which may result in the payment of additional purchase price consideration. The contingent liability recorded represents the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings during the third and fourth fiscal years following the closing of the acquisition and a discount rate being applied to those future payments. The change in fair value for the three months ended December 31, 2012 was an increase of $0.1 million, included within ‘other expense’ in the condensed consolidated income statement. The present value of the estimated total purchase price, including contingent consideration, is $6.6 million as of December 31, 2012, of which $2.5 million has not been paid and is included within ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.
The Company has a contingent liability relating to the July 2010 acquisition of the Hanley Companies, which may result in the payment of additional purchase price consideration. The contingent liability recorded represents contingent payments equal to 15% of the adjusted earnings before interest and taxes of the soft commodities derivatives business of the acquired Hanley Companies and INTL Hanley, LLC (the “Derivatives Division”) for the twelve-month period ending June 30, 2013 and a final contingent payment based on the cumulative adjusted earnings before taxes of the Derivatives Division for the three year period commencing on July 1, 2010, with a discount rate being applied to those future payments. Based on the purchase agreement, the remaining additional consideration is limited to a maximum of $10.0 million. The change in fair value for the three months ended December 31, 2012 was an increase of $0.2 million, included within ‘other expense’ in the condensed consolidated income statement. The present value of the estimated total purchase price, including contingent consideration, is $53.7 million as of December 31, 2012, of which $9.5 million has not been paid and is included within ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.
The Company has a contingent liability relating to the April 2010 acquisition of the RMI Companies, subsequently reorganized as divisions of FCStone, LLC, which may result in the payment of additional consideration. The contingent liability recorded represents the fair value of expected consideration to be paid based on the forecasted sales during the twelve-month period ending March 31, 2013, and a discount rate being applied to that future payment. The change in fair value for the three months ended December 31, 2012 was an increase of $0.1 million, included within ‘other expense’ in the condensed consolidated income statement. The present value of the estimated total purchase price, including contingent consideration, is $15.2 million as of December 31, 2012, of which $3.0 million has not been paid and is included within ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.
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
Note 12 – Capital and Other Regulatory Requirements
The Company's activities are subject to significant governmental regulation, both in the United States and overseas. The subsidiaries of the Company are in compliance with all of their regulatory requirements as of December 31, 2012, as follows:

(in millions)			As of December 31, 2012
Subsidiary	Regulatory Authority	Requirement Type	Actual	Minimum Requirement
FCStone, LLC	CFTC	Net capital	$98.7	$68.6
FCStone, LLC	CFTC	Segregated funds	$1,574.7	$1,550.6
FCStone, LLC	CFTC	Secured funds	$74.1	$62.5
INTL FCStone (Europe)	FSA	Net capital	$43.0	$21.4
INTL FCStone (Europe)	FSA	Segregated funds	$90.6	$88.5
INTL Global Currencies Limited	FSA	Net capital	$19.4	$0.5
TRX Futures Limited	FSA	Capital adequacy	$8.2	$3.0
INTL FCStone Securities Inc.	SEC	Net capital	$2.0	$1.0
FCC Investments, Inc.	SEC	Net capital	$0.4	$0.3
FCStone Australia	Australian Securities and Investment Commission	Net capital	$2.0	$1.0
FCStone Australia	New Zealand Clearing Ltd	Capital adequacy	$11.5	$0.8
FCStone Europe	Central Bank of Ireland	Net capital	$2.0	$0.5
INTL FCStone DTVM Ltda.	Brazilian Central Bank and Securities and Exchange Commission of Brazil	Capital adequacy	$0.9	$0.7
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of December 31, 2012, these subsidiaries were in compliance with their local capital adequacy requirements.
Note 13 – Stock-Based Compensation
Stock-based compensation expense is included within 'compensation and benefits' in the condensed consolidated income statements and totaled $1.6 million and $1.0 million for the three months ended December 31, 2012 and 2011, respectively.
Stock Option Plan
The Company sponsored a stock option plan for its directors, officers, employees and consultants. The Company's current stock option plan expired on December 17, 2012. The Company's Board of Directors has approved a new stock option plan ("the 2013 Stock Option Plan"), which is subject to shareholder approval at the 2013 annual meeting of shareholders, and would authorize the Company to issue stock options covering up to 1.0 million shares of the Company's common stock. If shareholder approval is not obtained, the stock option plan shall terminate. Options may be granted prior to the obtaining of such shareholder approval, but the exercise of such options shall be conditioned upon such shareholder approval. As of December 31, 2012, there were 1.0 million shares authorized for future grant under this plan. The Company settles stock option exercises with newly issued shares of common stock.
Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

Three Months Ended December 31, 2012
Expected stock price volatility	35%
Expected dividend yield	—%
Risk free interest rate	0.37%
Average expected life (in years)	2.88

Expected stock price volatility rates are based primarily on the historical volatility. The Company has not paid dividends in the past and does not currently expect to do so in the future. Risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option award. The average expected life represents the estimated period of time that options or awards granted are expected to be outstanding, based on the Company’s historical share option exercise experience for similar option grants. The weighted average fair value of options issued during the three months ended December 31, 2012 was $4.31.
The following is a summary of stock option activity for the three months ended December 31, 2012:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2012	921,412	1,890,634	$23.36	$11.11	5.45	$6.0
Expiration of 2003 Plan	(828,321)
Additional shares authorized	1,000,000
Granted	(100,000)	100,000	$17.92	$4.31
Exercised		(25,667)	$7.10	$3.27
Forfeited	6,666	(6,666)	$7.26	$3.38
Expired	243	(243)	$15.02	$6.67
Balances as of December 31, 2012	1,000,000	1,958,058	$23.35	$10.89	5.20	$4.7
Exercisable as of December 31, 2012		831,845	$24.07	$10.07	2.32	$3.4
The total compensation cost not yet recognized for non-vested awards of $11.5 million as of December 31, 2012 has a weighted-average period of 6.33 years over which the compensation expense is expected to be recognized. The total intrinsic value of options exercised during the three months ended December 31, 2012 and 2011 was $0.5 million, and $0.3 million, respectively.
Restricted Stock Plan
The Company sponsors a restricted stock plan for its directors, officers and employees. As of December 31, 2012, 1,243,127 shares were authorized for future grant under the 2012 restricted stock plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company utilizes newly issued shares of common stock to make restricted stock grants.
The following is a summary of restricted stock activity through December 31, 2012:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2012	1,420,114	512,124	$22.09	1.81	$9.8
Granted	(177,034)	177,034	$17.84
Vested		(157,408)	$20.85
Forfeited	47	(47)	$21.40
Balances as of December 31, 2012	1,243,127	531,703	$21.04	2.30	$9.3
The total compensation cost not yet recognized of $9.7 million as of December 31, 2012 has a weighted-average period of 2.30 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.

Note 14 – Other Expenses
Other expenses for the three months ended December 31, 2012 and 2011 are comprised of the following:

	Three Months Ended December 31,
(in millions)	2012	2011
Business development	$3.0	$3.2
Contingent consideration, net(1)	0.7	1.3
Insurance	0.5	0.4
Advertising, meetings and conferences	0.4	0.6
Non-trading hardware and software maintenance and software licensing	0.6	0.6
Office supplies and printing	0.3	0.3
Other non-income taxes	1.1	0.7
Other	2.6	1.8
	$9.2	$8.9

(1)
In the three month period ended December 31, 2012 and 2011, contingent consideration includes remeasurement of contingent liabilities related to business combinations accounted for in accordance with the provisions of the Business Combinations Topic of the ASC (see Note 3) and additional purchase price, based on achieving specific conditions and earnings targets, relating to FCStone, LLC's previous acquisition of Globecot, Inc. ("Globecot"). The Globecot acquisition was recorded in accordance with SFAS No. 141, Business Combinations ("SFAS 141"). As a result of the Company's merger with FCStone Group, Inc. ("FCStone") on September 30, 2009, this contingent purchase price amount was considered a pre-acquisition contingency, which was not reasonably estimable during the merger allocation period following the FCStone transaction. In accordance with SFAS 141, adjustments to pre-acquisition contingencies, made after the end of the allocation period, are included in earnings in the current period.

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
The income tax expense (benefit) from operations of $5.5 million and $(0.2) million for the three months ended December 31, 2012 and 2011, respectively, reflect estimated federal, foreign and state taxes. The Company’s effective tax rate was 29% for the three months ended December 31, 2012 and 2011, respectively.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various state and foreign jurisdictions. FCStone is a wholly-owned subsidiary acquired on September 30, 2009. Both INTL FCStone Inc. and FCStone are under separate state examinations for various periods, ranging from August 31, 2006 through September 30, 2011.
Note 16 – Acquisitions
Tradewire
On December 12, 2012, the Company finalized an agreement in which Tradewire Securities, LLC, a Miami-based securities broker-dealer servicing customers throughout Latin America and a wholly-owned subsidiary of Tradewire Group Ltd., transferred its institutional accounts to INTL FCStone Inc.'s broker-dealer subsidiary, INTL FCStone Securities. Tradewire Securities, LLC provided global brokerage services to a wide range of customers, including hedge funds, pension funds, broker-dealers and banks located in Latin America, Caribbean, North America and Europe. Additionally, as part of the transaction, the Company hired more than 20 professional staff from Tradewire Securities, LLC's securities broker-dealer business based in Miami, Florida.
The consideration to be paid for the acquisition of institutional accounts from Tradewire Securities, LLC consists of three annual contingent payments and a final contingent payment and is estimated to be $3.1 million as of December 31, 2012. The purchase price for the acquisition is not expected to be material to the condensed consolidated financial statements. The allocation of the purchase price to separately identifiable intangible assets is preliminary in nature, and is subject to adjustment as additional information is obtained, including but not limited to the calculation of the contingent consideration and valuation of separately identifiable intangible assets. These calculations and valuations of any identified intangible assets are subject to change within the measurement period (up to one year from the acquisition date) as valuations are finalized. When the valuations are finalized, any changes may result in adjustments to separately identifiable intangible assets and goodwill. Any adjustments made to the valuations are not expected to be material. The intangible assets recognized in this transaction of $3.1 million were assigned to the SEC segment.
Note 17 – Segment Analysis
The Company reports its operating segments based on services provided to customers. The Company’s activities are divided into the following functional areas:

•	Commodity and Risk Management Services

•	Foreign Exchange

•	Securities

•	Clearing and Execution Services

•	Other
Commodity and Risk Management Services (C&RM)
The Company serves its commercial customers through its force of risk management consultants with a high value added service that differentiates the Company from other competitors and maximizes the opportunity to retain customers. The Integrated Risk Management Program ("IRMP®") involves providing customers with commodity risk management consulting services that are designed to develop a customized long term hedging program to help them mitigate their exposure to commodity price risk and maximize the amount and certainty of their operating profits. Customers are assisted in the execution of their hedging strategies through the Company’s exchange-traded futures and options clearing and execution operations and through access to more customized alternatives provided by the OTC trading desk. Generally, customers direct their own trading activity and risk management consultants do not have discretionary authority to transact trades on behalf of customers. When transacting OTC contracts with customers, the Company may offset the customer's transaction simultaneously with one of its trading counterparties. Alternatively, the OTC trade desk will accept a customer transaction and offset that transaction with a similar but not identical position on the exchange.
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
Securities
Through INTL FCStone Securities, Inc., the Company acts as a wholesale market maker in select foreign securities including unlisted ADRs and foreign ordinary shares and provides execution in select debt instruments and exchange-traded funds ("ETFs"). INTL Trading provides execution and liquidity to national broker-dealers, regional broker-dealers and institutional investors.
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

Information concerning operations in these segments of business is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended December 31,
(in millions)	2012	2011
Total revenues:
Commodity and Risk Management Services	$12,619.8	$17,202.0
Foreign Exchange	16.2	17.9
Securities	12.9	9.9
Clearing and Execution Services	22.4	17.7
Other	39.5	45.2
Corporate unallocated	8.7	(2.3)
Total	$12,719.5	$17,290.4
Operating revenues (loss):
Commodity and Risk Management Services	$60.7	$50.0
Foreign Exchange	16.2	17.9
Securities	12.9	9.9
Clearing and Execution Services	22.4	17.7
Other	4.8	3.1
Corporate unallocated	8.7	(2.3)
Total	$125.7	$96.3
Net contribution:
(Revenues less cost of sales, clearing and related expenses, variable bonus compensation, introducing broker commissions and interest expense):
Commodity and Risk Management Services	$40.5	$29.8
Foreign Exchange	10.4	11.7
Securities	6.9	4.5
Clearing and Execution Services	3.6	2.5
Other	2.8	2.1
Total	$64.2	$50.6
Segment income (loss):
(Net contribution less non-variable direct segment costs):
Commodity and Risk Management Services	$22.7	$13.1
Foreign Exchange	7.1	9.0
Securities	3.2	1.1
Clearing and Execution Services	(0.9)	(0.1)
Other	1.9	0.8
Total	$34.0	$23.9
Reconciliation of segment income to income (loss) from operations, before tax:
Segment income	$34.0	$23.9
Costs not allocated to operating segments	15.2	24.6
Income (loss) from operations, before tax	$18.8	$(0.7)

(in millions)	As of December 31, 2012	As of September 30, 2012
Total assets:
Commodity and Risk Management Services	$1,422.1	$1,449.2
Foreign Exchange	134.7	124.5
Securities	137.7	88.7
Clearing and Execution Services	1,032.4	1,090.9
Other	95.0	110.8
Corporate unallocated	117.7	94.8
Total	$2,939.6	$2,958.9

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
Recent Events Affecting the Financial Services Industry
On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act created a comprehensive new regulatory regime governing the OTC and listed derivatives markets and their participants by requiring, among other things: centralized clearing of standardized derivatives (with certain stated exceptions); the trading of clearable derivatives on swap execution facilities or exchanges; and registration and comprehensive regulation of new categories of market participants as “swap dealers” and swap “introducing brokers.” The CFTC's and SEC's joint final rule defining swap dealers and major swap participants (“Entity Definitions”) became effective on July 23, 2012. The CFTC's and SEC's joint final rule further defining the term "swap" became effective on October 12, 2012. In a series of no-action letters, dated October 12, 2012, the CFTC delayed the compliance dates for many rules, including the registration requirements for swap dealers, rules relating to conflicts of interest, and business conduct standards. We registered our subsidiary, INTL Hanley LLC, as a swap dealer on December 31, 2012. Nevertheless, because many of the rules affecting this business, including those setting capital and margin requirements, have not been finalized or fully implemented, we cannot predict with any degree of certainty how we will be affected. The Company will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act. The legislation and implementing regulations may not only affect us, but also many of our customers and counterparties. Although the original date set for completion of final rules was mid-July 2011, the CFTC has announced that it will phase in its new rules through at least March 31, 2013.
Overview
INTL FCStone Inc. and its consolidated subsidiaries form a financial services group, employing 1,095 people in offices in 12 countries as of December 31, 2012. The Company’s services include comprehensive risk management advisory services for commercial customers, execution of listed futures and options on futures contracts on all major commodity exchanges, the sale of structured over-the-counter (“OTC”) products in a wide range of commodities, physical trading and hedging of precious and base metals and select other commodities, trading of more than 130 foreign currencies, market-making in international equities, debt origination and asset management.
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
The Company reports its operating segments based on services provided to customers. The Company’s activities are divided into the following functional areas consisting of Commodity and Risk Management Services ("C&RM"), Foreign Exchange, Securities, Clearing and Execution Services ("CES") and Other. Additional information on these five functional areas can be found within Note 17 of the Condensed Consolidated Financial Statements.
Executive Summary
The Company experienced operating revenue growth during the three months ended December 31, 2012, compared to the prior year period driven by a significant increase in revenue from the new LME metals team as well as an increase in exchange traded revenues in our CES segment. The LME metals team, which is in our core C&RM segment, was added during the middle of the first quarter of fiscal 2012. The growth in customers in our CES segment following the bankruptcy of MF Global, also during the first quarter of fiscal 2012, has contributed to the growth in overall exchange traded contract volumes and revenues in the first quarter of fiscal 2013, compared to the prior year. In addition, during the three months ended

December 31, 2012, the Company received the proceeds from the sale of its shares in the LME, following the acquisition of the LME Holdings by the Hong Kong Exchanges & Clearing Limited as well as the proceeds from the sale of its shares in the KCBT, following its acquisition by the CME. In association with the sale of these shares, the Company recognized a $9.2 million gain, which contributed to the increase in operating revenues in the three months ended December 31, 2012.
A modest increase in exchange traded volume in our soft commodity product line, which is part of our C&RM segment, was offset by lower OTC volumes, particularly in agricultural commodities, leading to flat revenues compared to the prior year period. Interest income in our C&RM and CES segments declined as a result of lower short term interest rates despite a 23% increase in average customer exchange traded margin deposits in both segments. On a combined basis, average customer exchange traded margin deposits increased $352.2 million from the prior year period to $1.73 billion.
The Securities segment continued to grow, despite flat revenues in our equities market making product line, as debt trading revenues increased in our South American operations and debt origination revenues increased on a global basis. Operating revenues in our Other segment continued to grow as assets under management grew to $484 million at December 31, 2012 and revenues in both commodity financing and physical commodity origination business grew as compared to the prior year period.
Operating revenues in our Foreign Exchange segment declined as spreads narrowed in our global payments product line and arbitrage opportunities decreased on our foreign exchange arbitrage desk.
On December 12, 2012, the Company finalized an agreement in which Tradewire Securities, LLC, a Miami-based securities broker-dealer servicing customers throughout Latin America and a wholly-owned subsidiary of Tradewire Group Ltd., transferred its institutional accounts to INTL FCStone Inc.'s broker-dealer subsidiary, INTL FCStone Securities. Tradewire Securities, LLC provided global brokerage services to institutions and individual investors directly and through a global network of partners. With its experienced team, Tradewire Securities, LLC services a wide range of customers, including hedge funds, pension funds, broker-dealers and banks located in Latin America, Caribbean, North America and Europe.
Selected Summary Financial Information
As discussed in previous filings and elsewhere in this Form 10-Q, U.S. GAAP requires the Company to carry derivatives at fair value but physical commodities inventory at the lower of cost or fair value. These requirements may have a significant temporary impact on our reported earnings. Under U.S. GAAP, gains and losses on commodities inventory and derivatives which the Company intends to be offsetting are often recognized in different periods. Additionally, in certain circumstances, U.S. GAAP does not require us to reflect changes in estimated values of forward commitments to purchase and sell commodities. In such circumstances, the forward commitments to purchase and sell commodities, which the Company does not reflect within the condensed consolidated balance sheets, do not qualify as a derivative under the Derivatives and Hedging Topic of the ASC.
For these reasons, management primarily assesses the Company’s operating results on a marked-to-market basis. Management relies on these adjusted operating results to evaluate the performance of the Company’s C&RM and Other business segments and its personnel.
Under "Adjusted Non-GAAP Data" in the tables below are the Company’s adjusted operating revenues, adjusted net income and adjusted stockholders’ equity, which have been adjusted to reflect the marked-to-market differences in the Company’s C&RM and Other business segments during each period (in the case of operating revenues and net income) and the cumulative differences (in the case of stockholders’ equity). The Company has also included the estimated tax liability which would have been incurred as a result of these adjustments, utilizing an estimated tax rate of 37.5%.
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

Adjusted Non-GAAP Financial Information (Unaudited)

	Three Months Ended December 31,
(in millions)	2012	2011
U.S. GAAP Data (Unaudited):
Operating revenues	$125.7	$96.3
Income (loss) from operations, before tax	$18.8	$(0.7)
Net income (loss) attributable to INTL FCStone Inc. common stockholders	$13.3	$(0.4)
Stockholders' equity	$325.3	$297.1
Adjusted Non-GAAP Data (Unaudited):
Data adjusted (on a marked-to-market basis):
Operating revenues, as stated above	$125.7	$96.3
Marked-to-market adjustment (non-GAAP)	(9.2)	(3.2)
Adjusted operating revenues, marked-to-market (non-GAAP)	$116.5	$93.1
Income (loss) from operations, before tax, as stated above	$18.8	$(0.7)
Marked-to-market adjustment (non-GAAP)	(9.2)	(3.2)
Adjusted income (loss) from operations, before tax (non-GAAP)	$9.6	$(3.9)
Net income (loss) attributable to INTL FCStone Inc. common stockholders, as stated above	$13.3	$(0.4)
Marked-to-market adjustment (non-GAAP)	(9.2)	(3.2)
Tax effect at blended rate of 37.5%	3.4	1.2
Adjusted net income (loss) attributable to INTL FCStone Inc. common stockholders (non-GAAP)	$7.5	$(2.4)
Stockholders' equity, as stated above	$325.3	$297.1
Cumulative marked-to-market adjustment (non-GAAP)	6.2	5.4
Tax effect at blended rate of 37.5%	(2.4)	(2.0)
Adjusted stockholders' equity (non-GAAP)	$329.1	$300.5
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
Results of Operations
Set forth below is the Company’s discussion of the results of its operations, as viewed by management, for the three months ended December 31, 2012 and 2011, respectively. The quarters will be referred to in this discussion as “Q1 2013” and “Q1 2012”. This discussion refers to both U.S. GAAP results and adjusted non-GAAP marked-to-market information, in accordance with the information presented above under the heading 'Adjusted non-GAAP Financial Information'. For the Foreign Exchange, Securities, and CES segments, there are no differences between the U.S. GAAP results and the adjusted non-GAAP marked-to-market results. The C&RM and Other segments have differences between the U.S. GAAP results and the adjusted non-GAAP marked-to-market results. However, this means that there are differences between the U.S. GAAP basis and the non-GAAP marked-to-market basis for total operating revenues, total contribution and net income. Please note that any term below that contains the word ‘adjusted’ refers to non-GAAP, marked-to-market information.

Financial Overview (Unaudited)

	Three Months Ended December 31,
(in millions)	2012	% Change	2011
Operating revenues	$125.7	31%	$96.3
Marked-to-market adjustment (non-GAAP)	(9.2)	n/m	(3.2)
Adjusted operating revenues (non-GAAP)	116.5	25%	93.1
Interest expense	3.5	67%	2.1
Adjusted net revenues (non-GAAP)	113.0	24%	91.0
Non-interest expenses	103.4	9%	94.9
Adjusted income (loss) from operations, before tax (non-GAAP)	$9.6	n/m	$(3.9)
Reconciliation of net revenues from GAAP to adjusted, non-GAAP numbers:
Net revenues	$122.2		$94.2
Marked-to-market adjustment (non-GAAP)	(9.2)		(3.2)
Adjusted net revenues (non-GAAP)	$113.0		$91.0
Reconciliation of income (loss) from operations, before tax from GAAP to adjusted, non-GAAP numbers:
Income from operations before income tax	$18.8		$(0.7)
Marked-to-market adjustment (non-GAAP)	(9.2)		(3.2)
Adjusted income (loss) from operations, before tax (non-GAAP)	$9.6		$(3.9)
Q1 2013 Operating Revenues vs. Q1 2012 Operating Revenues
The Company’s operating revenues under U.S. GAAP for Q1 2013 and Q1 2012 were $125.7 million and $96.3 million, respectively. This increase in operating revenue was primarily driven by a 21% increase in operating revenue in the C&RM segment, a 27% increase in the operating revenues of the CES segment as well as $9.2 million in realized gains on our sale of shares in the LME and KCBT. In addition, operating revenues in the Securities and Other segments increased 30% and 55%, respectively, while operating revenues in the Foreign Exchange segment declined 9%.
Adjusted operating revenues increased 25% from $93.1 million in Q1 2012 to $116.5 million in Q1 2013, including a 10% increase in adjusted operating revenues in the C&RM segment and a 58% increase in the Other segment. The only difference between operating revenues and adjusted operating revenues, a non-GAAP measure, was the gross marked-to-market adjustment of $(9.2) million and $(3.2) million for Q1 2013 and Q1 2012, respectively. The gross marked-to-market adjustment only affects the adjusted operating revenues in the C&RM and Other segments. Adjusted operating revenues were identical to operating revenues in all other segments.
The increases in both operating and adjusted operating revenues noted above in the C&RM segment were primarily as a result of an increase in revenues from the LME metals team, which was acquired during Q1 2012 as well as an increase in precious metals operating revenues driven by our U.S. operations. Operating revenues in the soft commodities product line, which is also part of the C&RM segment were relatively flat with the prior year period, as exchange traded commission and clearing fee revenues driven by a 3% increase in exchange traded contract volumes was more than offset by a 10% decrease in OTC contract volumes and associated revenues, primarily driven by decreased activity in Mexico, Latin America and Europe. Interest income in the soft commodities product line, declined 6% to $1.4 million in Q1 2013 as a result of lower short term interest rates, despite a 23% increase in the average level of exchange traded customer deposits.
Operating revenues in the Foreign Exchange segment in Q1 2013 decreased 9% or $1.7 million to $16.2 million compared to the prior year period, as a result of a narrowing of spreads in our global payments business, as well as 30% decline in operating revenues on our foreign exchange arbitrage desk, which arbitrages the cash markets versus the exchange traded foreign exchange markets.
Operating revenues in the Securities segment in Q1 2013 benefited from favorable market conditions in our South American debt trading operations as well as increased activity in our global debt origination product line. Within the Securities segment, operating revenues in the international equities market-making product line were flat with the prior year period. Operating revenues in the CES segment in Q1 2013 rose over the prior year period as a result of a 29% increase in exchange traded volumes. However, operating revenues in this segment continue to be constrained by low short-term interest rates. See the Q1 2013 vs. Q1 2012 Segment Analysis for additional information on activity in each of the segments.

In Q1 2013, operating revenues include realized gains of $0.6 million and unrealized losses of $0.5 million on interest rate swap derivative contracts used to manage a portion of our aggregate interest rate position. In Q1 2012, operating revenues included realized gains of $1.0 million on interest rate swap derivative contracts and unrealized losses of $2.0 million on these same derivative contracts. These interest rate swaps are not designated for hedge accounting treatment, and changes in the marked-to-market valuations of these interest rate swaps, which are volatile and can fluctuate from period to period, are recorded in earnings on a quarterly basis. As of December 31, 2012, approximately $625 million in notional principal of interest rate swaps were outstanding with a weighted-average life of 4 months.
Q1 2013 Interest expense vs. Q1 2012 Interest expense
Interest expense: Interest expense increased from $2.1 million in Q1 2012 to $3.5 million in Q1 2013. This increase in interest expense was due to higher average outstanding borrowings during Q1 2013 compared to Q1 2012 related to the funding of base metals activities and commodity financing and facilitation activities.
Non-Interest Expenses
The following table shows a summary of our non-interest expenses.

	Three Months Ended December 31,
(in millions)	2012	% Change	2011
NON-INTEREST EXPENSES
Compensation and benefits	$46.7	2%	$45.8
Clearing and related expenses	25.0	10%	22.7
Introducing broker commissions	8.4	45%	5.8
Other non-interest expenses:
Communication and data services	5.3	15%	4.6
Occupancy and equipment rental	2.9	4%	2.8
Professional fees	3.7	37%	2.7
Depreciation and amortization	1.8	20%	1.5
Bad debts and impairments	0.4	300%	0.1
Other expense	9.2	3%	8.9
	23.3	13%	20.6
Total non-interest expenses	$103.4	9%	$94.9
Q1 2013 Non-Interest Expenses vs. Q1 2012 Non-Interest Expenses
Total Non-Interest Expenses: Non-interest expenses increased by 9% from $94.9 million in Q1 2012 to $103.4 million in Q1 2013, as a result of the factors described below.
Compensation and Benefits: Compensation and benefits expense increased by 2% from $45.8 million to $46.7 million, and represented 45% and 48% of total non-interest expenses in Q1 2013 and Q1 2012, respectively. Total compensation and benefits were 37% of operating revenues and 40% of adjusted operating revenues in Q1 2013, respectively, compared to 48% and 49% in Q1 2012, respectively. The variable portion of compensation and benefits decreased by 8% from $21.5 million in Q1 2012 to $19.7 million in Q1 2013, despite a 25% increase in adjusted operating revenues. The variation was principally due to the recording of $9.2 million of non-recurring operating revenues during Q1 2013, related to the disposition of our shares in the LME and the KCBT. These revenues had no direct incentive compensation associated with them. Administrative and executive incentive compensation was $2.8 million in Q1 2013 compared to $3.3 million in Q1 2012.
The fixed portion of compensation and benefits increased 11% from $24.3 million in Q1 2012 to $27.0 million in Q1 2013, as a result of the acquisition of the LME metals team of MF Global, as well as increases across various administrative departments, including information technology development, credit and risk, compliance and accounting departments. Stock-based compensation includes stock option and restricted stock expense. Stock option expense was $0.5 million in Q1 2013, compared with $0.3 million in Q1 2012. Restricted stock expense includes a proportion of the current year, as well as the previous two years, bonuses allocated to restricted stock awards, as the awards are deferred and expensed ratably over their three year vesting period. Restricted stock expense was $1.1 million in Q1 2013, compared with $0.7 million in Q1 2012. The number of employees increased 2% from 1,074 at the end of fiscal 2012 to 1,095 at the end of Q1 2013. The number of employees at the end of Q1 2012 was 1,014.

Clearing and Related Expenses: Clearing and related expenses increased by 10% from $22.7 million in Q1 2012 to $25.0 million in Q1 2013. This increase was primarily due to a 26% increase in exchange-traded customer volume and the acquisition of the LME metals team, partially offset by a 10% decrease in OTC trading volumes in the C&RM segment.
Introducing Broker Commissions: Introducing broker commissions increased by 45% from $5.8 million in Q1 2012 to $8.4 million in Q1 2013. This increase was primarily due to an increase in exchange-traded volumes from our introducing brokers, particularly in our CES segment as several new introducing broker relationships were opened following the bankruptcy filing of MF Global, as well as the acquisition of the LME metals team.
Other Non-Interest Expenses: Other non-interest expenses increased by 13% from $20.6 million in Q1 2012 to $23.3 million in Q1 2013. Communication and data services expenses increased $0.7 million, primarily due to increases in market information expenses and trading software costs following the acquisitions of the LME metals team and Tradewire, as well as expansion of our soft commodities activities. Professional fees increased $1.0 million, related to higher legal costs and other various professional fees. Depreciation and amortization increased $0.3 million, primarily due to the increase in depreciation of additional technology infrastructure placed into service since Q1 2012.
Other expense increased $0.3 million and includes an accrual for loss contingencies of $1.5 million during Q1 2013. Partially offsetting, other expense also includes travel and business development costs, which decreased $0.2 million, employment recruiting costs, which decreased $0.3 million and changes in contingent consideration related to acquisitions, which decreased $0.5 million. The Company recorded expense of $0.3 million and $0.9 million during Q1 2013 and Q1 2012, respectively, related to the revaluation of contingent liabilities related to estimated additional consideration to be paid for business combinations accounted for in accordance with the provisions of the Business Combinations Topic of the ASC. The Company also accrued additional contingent consideration during Q1 2013 and Q1 2012 of $0.4 million, respectively, related to the acquisition of Globecot, Inc.
Provision for Taxes: The effective income tax rate on a U.S. GAAP basis was 29% in Q1 2013, compared with 29% in Q1 2012. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Our effective income tax rate during Q1 2013 was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions.
Variable vs. Fixed Expenses

	Three Months Ended December 31,
(in millions)	2012	% of Total	2011	% of Total
VARIABLE vs. FIXED EXPENSES
Variable compensation and benefits	$19.7	19%	$21.5	23%
Variable clearing and related expenses	24.5	24%	21.9	23%
Introducing broker commissions	8.4	8%	5.8	6%
Total variable expenses	52.6	51%	49.2	52%
Fixed expenses	50.4	49%	45.6	48%
Bad debts and impairments	0.4	—%	0.1	—%
Total non-variable expenses	50.8	49%	45.7	48%
Total non-interest expenses	$103.4	100%	$94.9	100%
The Company seeks to make its non-interest expenses variable to the greatest extent possible, and to keep its fixed costs as low as possible. The table above shows an analysis of the Company’s total non-interest expenses for the three months ended December 31, 2012 and 2011, respectively.
The Company's variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational employees, clearing and related expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 51% in Q1 2013 compared to 52% in Q1 2012.

Segment Information
The Company reports its operating segments based on services provided to customers. The following table shows information concerning the Company’s principal business segments.

	Three Months Ended December 31,
(in millions)	2012	% Change	2011
SEGMENT RESULTS
Commodity and Risk Management Services (C&RM)
Operating revenues	$60.7	21%	$50.0
Gross marked-to-market adjustment (non-GAAP)	(9.3)	n/m	(3.2)
Adjusted operating revenues (non-GAAP)	51.4	10%	46.8
Interest expense	1.5	7%	1.4
Variable direct expenses	18.7	(1)%	18.8
Adjusted net contribution (non-GAAP)	31.2	17%	26.6
Non-variable direct expenses	17.8	7%	16.7
Adjusted segment income (non-GAAP)	13.4	35%	9.9
Foreign Exchange
Operating revenues	$16.2	(9)%	$17.9
Interest expense	0.2	—%	0.2
Variable direct expenses	5.6	(7)%	6.0
Net contribution	10.4	(11)%	11.7
Non-variable direct expenses	3.3	22%	2.7
Segment income	7.1	(21)%	9.0
Securities
Operating revenues	$12.9	30%	$9.9
Interest expense	0.3	200%	0.1
Variable direct expenses	5.7	8%	5.3
Net contribution	6.9	53%	4.5
Non-variable direct expenses	3.7	9%	3.4
Segment income	3.2	191%	1.1
Clearing & Execution Services (CES)
Operating revenues	$22.4	27%	$17.7
Interest expense	0.1	—%	0.1
Variable direct expenses	18.7	24%	15.1
Net contribution	3.6	44%	2.5
Non-variable direct expenses	4.5	73%	2.6
Segment income (loss)	(0.9)	800%	(0.1)
Other
Operating revenues	$4.8	55%	$3.1
Gross marked-to-market adjustment (non-GAAP)	0.1	n/m	—
Adjusted operating revenues (non-GAAP)	4.9	58%	3.1
Interest expense	0.9	200%	0.3
Variable direct expenses	1.1	57%	0.7
Adjusted net contribution (non-GAAP)	2.9	38%	2.1
Non-variable direct expenses	0.9	(31)%	1.3
Adjusted segment income (non-GAAP)	2.0	150%	0.8

(continued)
	Three Months Ended December 31,
(in millions)	2012	% Change	2011
Total Segment Results
Operating revenues	$117.0	19%	$98.6
Gross marked-to-market adjustment (non-GAAP)	(9.2)	n/m	(3.2)
Adjusted operating revenues (non-GAAP)	107.8	13%	95.4
Interest expense	3.0	43%	2.1
Variable direct expenses	49.8	8%	45.9
Adjusted net contribution (non-GAAP)	55.0	16%	47.4
Non-variable direct expenses	30.2	13%	26.7
Adjusted segment income (non-GAAP)	$24.8	20%	$20.7
Reconciliation of C&RM net contribution from GAAP to adjusted, non-GAAP numbers:
Total C&RM net contribution	$40.5		$29.8
Gross marked-to-market adjustment (non-GAAP)	(9.3)		(3.2)
C&RM adjusted net contribution (non-GAAP)	$31.2		$26.6
Reconciliation of C&RM segment income from GAAP to adjusted, non-GAAP numbers:
Total C&RM segment income	$22.7		$13.1
Gross marked-to-market adjustment (non-GAAP)	(9.3)		(3.2)
C&RM adjusted segment income (non-GAAP)	$13.4		$9.9
Reconciliation of Other net contribution from GAAP to adjusted, non-GAAP numbers:
Total Other net contribution	$2.8		$2.1
Gross marked-to-market adjustment (non-GAAP)	0.1		—
Other adjusted net contribution (non-GAAP)	$2.9		$2.1
Reconciliation of Other segment income from GAAP to adjusted, non-GAAP numbers:
Total Other segment income	$1.9		$0.8
Gross marked-to-market adjustment (non-GAAP)	0.1		—
Other adjusted segment income (non-GAAP)	$2.0		$0.8
Reconciliation of total operating revenues from GAAP to adjusted, non-GAAP numbers:
Total operating revenues	$125.7		$96.3
Gross marked-to-market adjustment (non-GAAP)	(9.2)		(3.2)
Operating revenue not assigned to a segment	(8.7)		2.3
Adjusted segment operating revenues (non-GAAP)	$107.8		$95.4
Reconciliation of net contribution from GAAP to adjusted, non-GAAP numbers:
Total net contribution	$64.2		$50.6
Gross marked-to-market adjustment (non-GAAP)	(9.2)		(3.2)
Adjusted net contribution (non-GAAP)	$55.0		$47.4
Reconciliation of segment income from GAAP to adjusted, non-GAAP numbers:
Total segment income	$34.0		$23.9
Gross marked-to-market adjustment (non-GAAP)	(9.2)		(3.2)
Adjusted segment income (non-GAAP)	$24.8		$20.7

Q1 2013 vs. Q1 2012 Segment Analysis
The net contribution of all the Company’s business segments increased 27% from $50.6 million in Q1 2012 to $64.2 million in Q1 2013. The adjusted net contribution of all the Company’s business segments increased 16% from $47.4 million in Q1 2012 to $55.0 million in Q1 2013.
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
Total segment income increased 42% from $23.9 million in Q1 2012 to $34.0 million in Q1 2013. Total adjusted segment income increased 20% from $20.7 million in Q1 2012 to $24.8 million in Q1 2013.
Segment income is calculated as net contribution less non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational employee compensation and benefits, communication and data services, business development, professional fees, bad debt expense, trade errors and direct marketing expenses.
Commodity and Risk Management Services – Operating revenues under U.S. GAAP increased from $50.0 million in Q1 2012 to $60.7 million in Q1 2013. Adjusted operating revenues increased by 10% from $46.8 million in Q1 2012 to $51.4 million in Q1 2013. Operating revenues within this segment are primarily driven by the soft commodities, precious metals and base metals product lines.
Within the soft commodities product line, operating revenues were relatively flat at $40.5 million in Q1 2013, compared to $40.4 million in Q1 2012. Exchange-traded contract volumes increased 3% and OTC contract volumes decreased 10%, respectively over the prior year comparative period, which includes primarily agricultural and energy commodities. The increase in exchange traded contract volumes, contributed to a increase of 12%, or $1.7 million in commission and clearing fee revenues compared to the prior year period. In addition, the prior year period was affected by lost revenues from clients introduced by RMI and Hencorp Futures to MF Global. The decline in OTC contract volumes, primarily in agricultural commodities, contributed to a $1.8 million decrease in overall OTC revenues. Interest income decreased 6% from the prior year period to $1.4 million, despite a 23% increase in the average level of exchange traded customers deposits to $1.1 billion in Q1 2013, primarily as a result of lower short term interest rates.
Precious metals operating revenues increased from $4.1 million in Q1 2012 to $5.2 million in Q1 2013. Precious metals adjusted operating revenues decreased from $4.2 million in Q1 2012 to $2.6 million in Q1 2013. Operating revenues increased primarily as a result of increased revenues in our U.S. operations, while adjusted operating revenues declined from the prior year period primarily as a result of a 32% decline in the number of ounces traded, primarily in the Far Eastern markets.
Base metals operating revenues increased from $5.5 million in Q1 2012 to $15.0 million in Q1 2013. Base metals adjusted operating revenues increased from $2.2 million in Q1 2012 to $8.2 million in Q1 2013. These increases were both driven by the new LME metals team, which was acquired late in Q1 2012. The LME metals team's operating revenues increased $6.3 million, or 443% to $7.7 million in Q1 2013 as compared to the prior year period.
Segment income increased from $13.1 million in Q1 2012 to $22.7 million in Q1 2013. Adjusted segment income increased from $9.9 million to $13.4 million. Variable expenses expressed as a percentage of operating revenues decreased from 38% to 30%. Variable expenses expressed as a percentage of adjusted operating revenues decreased from 40% to 36%, year-over-year. These decreases were primarily driven by lower variable compensation expense.
Foreign exchange trading – Operating revenues decreased by 9% from $17.9 million in Q1 2012 to $16.2 million in Q1 2013. The operating revenues in the Company’s global payments product line decreased from a record $10.5 million in Q1 2012 to $10.1 million in Q1 2013. Operating revenues declined in this product line, despite a modest 4% increase in the volume of trades, as a result of a narrowing of spreads as compared to the prior year period.
The customer speculative foreign exchange product line operating revenues declined $0.2 million to $2.1 million in Q1 2013 compared to Q1 2012. Operating revenues from customer hedging activity increased 18% from the prior year period to $1.3 million, primarily driven by an increase of hedging by customers of our Brazil operations. The proprietary foreign exchange arbitrage desk, which arbitrages the cash versus the exchange traded markets, experienced a 30% decrease in operating revenues to $2.7 million primarily as a result of a decrease in arbitrage opportunities in the exchange traded foreign exchange markets.
Segment income decreased 21% from $9.0 million in Q1 2012 to $7.1 million in Q1 2013. Variable expenses expressed as a percentage of operating revenues increased from 34% to 35%, primarily as a result of the change in mix of revenues in the current period.

Securities – Operating revenues increased by 30% from $9.9 million in Q1 2012 to $12.9 million in Q1 2013. Operating revenues in the equities market-making product line, of $7.7 million, were flat compared to the prior year period. The transfer of institutional accounts from Tradewire Securities, LLC, which occurred late in Q1 2013, contributed $0.2 million in operating revenue in Q1 2013.
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
Operating revenues in the debt capital markets product line increased from $2.2 million in Q1 2012 to $5.2 million in Q1 2013. Operating revenues remained constrained during Q1 2013 as a result of global economic conditions, however favorable market conditions in the South American markets led to a $1.3 million increase, to $2.4 million, in debt trading revenues in Q1 2013. In addition, debt origination revenues increased $1.6 million revenues to $2.8 million in Q1 2013. The debt capital markets product line is business focuses on a wide range of services including the arranging and placing of debt issues, merger and acquisition advisory services and asset backed securitization as well as debt trading in the international markets.
Segment income increased from $1.1 million in Q1 2012 to $3.2 million in Q1 2013, primarily as a result of the increase in operating revenue in the debt capital markets product line. Variable expenses expressed as a percentage of operating revenues were 43% in Q1 2013 compared to 54% in Q1 2012.
Clearing and execution services – Operating revenues increased 27% from $17.7 million in Q1 2012 to $22.4 million in Q1 2013. Operating revenues are primarily generated from two sources: commission and clearing fee revenues from the execution and clearing of exchange-traded futures and options on futures contracts, and interest income derived from cash balances in our customers’ accounts.
Commission and clearing fee revenues increased 30% from $16.7 in Q1 2012 to $21.7 million in Q1 2013, as a result of a 29% increase in exchange-traded volumes. This increase was primarily driven by accounts transferred to the Company from MF Global during Q1 2012, including a large introducing broker whose clients generally have higher volumes and lower commission rates per contract than the average client in this segment. Interest income declined 43% to $0.4 million in Q1 2013 as a result of lower short term interest rates, despite a 23% increase in average customer deposits to $678.0 million.
Segment loss increased from $0.1 million in Q1 2012 to $0.9 million in Q1 2013, primarily as a result of an $1.5 million loss contingency accrued in Q1 2013, as well as an increase in clearing and related expenses and introducing broker commissions due to the change in customer mix following the MF Global transfer, as well as lower interest income. Variable expenses as a percentage of operating revenues decreased from 85% to 83% and are primarily clearing and related expenses.
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
Operating revenues increased from $3.1 million in Q1 2012 to $4.8 million in Q1 2013. Adjusted operating revenues increased from $3.1 million in Q1 2012 to $4.9 million for Q1 2013. Assets under management as of December 31, 2012 were $484 million compared with $369 million as of December 31, 2011. Operating revenues in the asset management product line increased $0.6 million to $1.8 million in Q1 2013, compared to Q1 2012. Operating revenues in the grain financing and physical commodity origination product line increased $1.1 million to $3.0 million in Q1 2013 primarily related to an increase in both grain financing arrangements and commodity origination sales. Segment income increased from $0.8 million in Q1 2012 to $1.9 million in Q1 2013. Adjusted segment income increased from $0.8 million in Q1 2012 to $2.0 million in Q1 2013.
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
As of December 31, 2012, the Company had total equity capital of $325.3 million and outstanding bank loans of $241.4 million.
A substantial portion of the Company’s assets are liquid. As of December 31, 2012, approximately 92% of the Company’s assets consisted of cash; deposits and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory, at the lower of cost or fair value. All assets that are not customer and counterparty deposits are financed by the Company’s equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased, and other payables.
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
Information related to bad debt expense, net of recoveries, for the three months ended December 31, 2012 and 2011 can be found within Note 5 of the Condensed Consolidated Financial Statements.
Primary Sources and Uses of Cash
The Company’s assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and the growth of the Company. The Company’s total assets as of December 31, 2012 and September 30, 2012, were $2,939.6 million and $2,958.9 million, respectively. The Company’s operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. FCStone, LLC, our FCM subsidiary, occasionally uses its margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from our customers.

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
As of December 31, 2012, $134.8 million of cash, cash equivalent and available-for-sale investment securities was held by our foreign subsidiaries. If these funds are needed for operations in the United States, the Company would be required to accrue and pay U.S. taxes to repatriate these funds, up to the amount of undistributed foreign earnings of $136.1 million. However, our intent is to indefinitely reinvest these funds outside of the U.S., and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
As of December 31, 2012, approximately $18.2 million of the Company’s financial instruments owned and $6.2 million of financial instruments sold, not yet purchased, are exchangeable foreign equities and ADRs.
As of December 31, 2012, the Company had four committed bank credit facilities totaling $385 million, of which $241.4 million was outstanding. Additional information regarding the committed bank credit facilities can be found within Note 9 of the Condensed Consolidated Financial Statements.
All of the Company’s committed credit facilities are scheduled to expire during fiscal 2013 or shortly thereafter. The Company is currently in discussions with current and potential lenders to renew, extend or rearrange these facilities. While there is no guarantee that the Company will be successful in renewing, extending or rearranging these agreements as they expire, based on the Company's liquidity position and capital structure, the Company believes it will be able to do so. At this time, the Company is unable to determine the duration, applicable interest rates or other costs associated with the renewal or replacement of these facilities.
The Company’s credit agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum net worth, minimum working capital, minimum regulatory capital, minimum net unencumbered liquid assets, minimum equity, minimum interest coverage and leverage ratios and maximum net loss. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of December 31, 2012, the Company and its subsidiaries were in compliance with all of its financial covenants under the outstanding facilities.
On December 12, 2012, the Company finalized an agreement in which Tradewire Securities, LLC, a Miami-based securities broker-dealer servicing customers throughout Latin America and a wholly-owned subsidiary of Tradewire Group Ltd., transferred its institutional accounts to INTL FCStone Inc.'s broker-dealer subsidiary, INTL FCStone Securities.Tradewire Securities, LLC provided global brokerage services to institutions and individual investors directly and through a global network of partners. The consideration to be paid for the acquisition of institutional accounts from Tradewire Securities, LLC consists of three annual contingent payments and a final contingent payment. Additionally, as part of the transaction, the Company hired more than 20 professional staff from Tradewire Securities, LLC's securities broker-dealer business based in Miami, Florida.
The Company also has contingent liabilities relating to several acquisitions it has completed since April 2010. See Note 11 to the Condensed Consolidated Financial Statements for additional information on these contingent liabilities. Under the terms of the purchase agreements, the Company has obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings. The contingent liabilities for these estimated additional purchase price considerations total $18.0 million as of December 31, 2012, and are included within ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets. The Company estimates cash payments during the remainder of fiscal 2013, related to these contingent liabilities, to be $13.1 million.
The Company contributed $0.9 million to its defined benefit pension plans during the three months ended December 31, 2012, and expects to contribute $1.6 million to the plans during the remainder of fiscal 2013, which represents the minimum funding requirement.

Other Capital Considerations
The Company's activities are subject to various significant governmental regulations and capital adequacy requirements, both in the United States and overseas. Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
The subsidiaries of the Company are in compliance with all of their capital regulatory requirements as of December 31, 2012. Additional information on these net capital and minimum net capital requirements can be found within Note 12 of the Condensed Consolidated Financial Statements.
The Dodd-Frank Act created a comprehensive new regulatory regime governing the OTC and listed derivatives markets and their participants by requiring, among other things: centralized clearing of standardized derivatives (with certain stated exceptions); the trading of clearable derivatives on swap execution facilities or exchanges; and registration and comprehensive regulation of new categories of market participants as “swap dealers” and swap “introducing brokers.” The CFTC's and SEC's joint final rule defining swap dealers and major swap participants (“Entity Definitions”) became effective on July 23, 2012. The CFTC's and SEC's joint final rule further defining the term "swap" became effective on October 12, 2012. In a series of no-action letters, dated October 12, 2012, the CFTC delayed the compliance dates for many rules, including the registration requirements for swap dealers, rules relating to conflicts of interest, and business conduct standards. We registered our subsidiary, INTL Hanley LLC, as a swap dealer on December 31, 2012. Nevertheless, because many of the rules affecting this business, including those setting capital and margin requirements, have not been finalized or fully implemented, we cannot predict with any degree of certainty how we will be affected. Although the original date set for completion of final rules was mid-July 2011, the CFTC has announced that it will phase in its new rules through at least March 31, 2013.
Cash Flows
The Company’s cash and cash equivalents increased from $236.3 million as of September 30, 2012 to $294.7 million as of December 31, 2012, a net increase of $58.4 million. Net cash of $29.2 million was provided by operating activities, $8.9 million was used in investing activities and net cash of $20.6 million was provided by financing activities, of which $23.2 million was borrowed from lines of credit and increased the amounts payable to lenders under loans and overdrafts. Fluctuations in exchange rates had no material effect on the Company’s cash and cash equivalents.
In the commodities industry, companies report trading activities in the operating section of the statement of cash flows. Due to the daily price volatility in the commodities market, as well as changes in margin requirements, fluctuations in the balances of deposits held at various exchanges, marketable securities and customer commodity accounts may occur from day-to-day. A use of cash, as calculated on the consolidated statement of cash flows, includes unrestricted cash transferred and pledged to the exchanges or guarantee funds. These funds are held in interest-bearing deposit accounts at the exchanges, and based on daily exchange requirements, may be withdrawn and returned to unrestricted cash. Additionally, within our unregulated OTC derivatives and Forex operations, cash deposits received from customers are reflected as cash provided from operations. Subsequent transfer of these cash deposits to counterparties or exchanges to margin their open positions will be reflected as an operating use of cash to the extent the transfer occurs in a different period than the cash deposit was received.
The Company is continuously evaluating opportunities to expand its business. For the three months ended December 31, 2012, the Company made $0.3 million in payments, included in financing activities, relating to earn-outs on acquisitions. See Note 16 to the Condensed Consolidated Financial Statements for information on current period acquisitions. Investing activities include $1.2 million in capital expenditures for property, plant and equipment in Q1 2013, compared to $3.2 million in Q1 2012. Continuing expansion of the Company’s activities will require funding and will have an effect on liquidity.
On November 15, 2012, the Company's Board of Directors authorized a repurchase plan in which the Company may repurchase up to 1.5 million shares of its outstanding common stock. This replaced the Company's prior August 12, 2011 plan which had authorized the repurchase of up to 1.0 million shares. During Q1 2013, the Company repurchased 110,018 shares of its outstanding common stock in open market transactions, in the aggregate amount of $2.0 million.
Apart from what has been disclosed above, there are no known trends, events or uncertainties that have had or are likely to have a material impact on the liquidity, financial condition and capital resources of the Company.
Commitments
Information about the Company’s commitments and contingent liabilities is contained in Note 11 of the Condensed Consolidated Financial Statements.
Off Balance Sheet Arrangements
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and futures commission merchant and from its market-making and proprietary trading in the foreign exchange and commodities trading business. As part of these activities, the Company carries short positions. For example, it sells financial instruments that it does not own, borrows the financial instruments to make good delivery, and therefore is obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. The Company has recorded these obligations in the condensed consolidated financial statements as of December 31, 2012 and September 30, 2012, at fair value of the related financial instruments, totaling $187.5 million and $175.4 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in the Company’s condensed consolidated balance sheets within ‘financial instruments owned, at fair value’, and ‘physical commodities inventory'. The Company will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to December 31, 2012, which might be partially or wholly offset by gains in the value of assets held as of December 31, 2012. The total of $187.5 million and $175.4 million includes a net liability of $36.8 million and $44.6 million for derivatives, based on their fair value as of December 31, 2012 and September 30, 2012, respectively.
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
In the Company's C&RM segment, when transacting OTC and foreign exchange contracts with our customers, our OTC and foreign exchange trade desks may offset the customer's transaction simultaneously with one of our trading counterparties, or alternatively, will offset that transaction with a similar but not identical position on the exchange. These unmatched transactions are intended to be short-term in nature and are conducted to facilitate the most effective transaction for our customer.
Derivative contracts are traded along with cash transactions because of the integrated nature of the markets for such products. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies.
The Company is a member of various commodity exchanges and clearing organizations. Under the standard membership agreement, all members are required to guarantee the performance of other members and, accordingly, in the event another member is unable to satisfy its obligations to the exchange, may be required to fund a portion of the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the condensed consolidated balance sheets as of December 31, 2012 and September 30, 2012, respectively.
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

Management believes that the volatility of revenues is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of the Company’s daily revenue, determined on a marked-to-market basis, during the three months ended December 31, 2012.

MTM Revenue in Chart
Days
0
5
10
15
20
25
30
35
3
6
20
33
3
2
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
Since mid-2010, we have employed an interest rate risk management strategy, under which we used derivative financial instruments in the form of interest rate swaps to manage a portion of our aggregate interest rate position. Our objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap the resulting variable interest earnings into a medium-term interest stream when a sufficient interest rate spread exists between the two durations, by using a strip of interest rate swaps that mature every quarter, and enable us to achieve the two year moving average of the two year swap rate. In Q1 2013, operating revenues include realized gains of $0.6 million and unrealized losses of $0.5 million on interest rate swap derivative contracts used to manage a portion of our aggregate interest rate position. In Q1 2012, operating revenues included realized gains of $1.0 million and unrealized losses of $2.0 million, respectively, on interest rate swap derivative contracts. These interest rate swaps are not designated for hedge accounting treatment, and changes in the fair values of these interest rate swaps, which are volatile and can fluctuate from period to period, are recorded in earnings on a quarterly basis. As of December 31, 2012, approximately $625 million in notional principal of interest rate swaps were outstanding with a weighted-average life of 4 months.
We manage interest expense using floating rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. Refer to Note 4 to the Condensed Consolidated Financial Statements for information on the interest rate swap transactions. The debt instruments are carried at their unpaid principal balance which approximates fair value. All of the Company's outstanding debt as of December 31, 2012, has a variable interest rate.
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, the Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2012. The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012.
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
There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings
Certain conditions may exist as of the date that the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal and regulatory proceedings that are pending against the Company or unasserted claims that may result in such proceedings, our legal counsel evaluates the perceived merits of any legal and regulatory proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.
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
In addition to the matters discussed below, from time to time and in the ordinary course of business, we are involved in various legal and regulatory actions and proceedings, including tort claims, contractual disputes, employment matters, workers' compensation claims and collections. We carry insurance that provides protection against certain types of claims, up to the policy limits of our insurance.
As of December 31, 2012 and September 30, 2012, the condensed consolidated balance sheets include loss contingency accruals recorded prior to September 30, 2012 and during the three months ended December 31, 2012, which are not material, individually or in the aggregate, to the Company's financial position or liquidity. During the three months ended December 31, 2012, the Company accrued expense related to loss contingencies of $1.5 million. In the opinion of management, possible exposure in these matters in excess of the amounts accrued, and in addition to the possible losses discussed below, is not material to our earnings, financial position, or liquidity.
The following is a summary of significant legal matters involving the Company.
Securities Litigation and Regulatory Proceedings
FCStone and certain officers of FCStone were named as defendants in an action filed in the United States District Court for the Western District of Missouri in July 2008. A consolidated amended complaint ("CAC") was subsequently filed in September 2009. As alleged in the CAC, the action purports to be brought as a class action on behalf of purchasers of FCStone common stock between November 15, 2007 and February 24, 2009. The CAC seeks to hold defendants liable under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and concerns disclosures included in FCStone's fiscal year 2008 public filings. Specifically, the CAC relates to FCStone's public disclosures regarding an interest rate hedge, a bad debt expense arising from unprecedented events in the cotton trading market, and certain disclosures beginning on November 3, 2008 related to losses it expected to incur arising primarily from a customer energy trading account. FCStone and the named officers moved to dismiss the action. The parties to the litigation reached an agreement in principle to settle this matter during May 2012. The proposed settlement would be at no cost to the Company after consideration of insurance, and is subject to approval by the court. The terms of the settlement are expected to be presented to the court for approval before July 2013.
In August 2008, a shareholder derivative action was filed against FCStone and certain directors of FCStone in the Circuit Court of Platte County, Missouri, alleging breaches of fiduciary duties, waste of corporate assets and unjust enrichment. An amended complaint was subsequently filed in May 2009 to add claims based upon the losses sustained by FCStone arising out of a customer energy trading account. In July 2009, the same plaintiff filed a motion for leave to amend the existing case to add a purported class action claim on behalf of the holders of FCStone common stock.
In July 2009, a purported shareholder class action complaint was filed against FCStone and its directors, as well as the Company in the Circuit Court of Clay County, Missouri. The complaint alleged that FCStone and its directors breached their fiduciary duties by failing to maximize stockholder value in connection with the contemplated acquisition of FCStone by the Company. This complaint was subsequently consolidated with the complaint filed in the Circuit Court of Platte County, Missouri. The plaintiffs subsequently filed an amended consolidated complaint which does not assert any claims against the Company. This complaint purports to be filed derivatively on FCStone and the Company's behalf and against certain of FCStone's current and former directors and officers and directly against the same individuals. The Company, FCStone and the defendants filed motions to dismiss on multiple grounds. The parties to the litigation reached an agreement in principle to settle this matter during October 2012. The proposed settlement would result in the Company incurring a legal cost of $250,000 after consideration of insurance, and is subject to approval by the court. The terms of the settlement are expected to be presented to the court for approval before July 2013.

As previously disclosed, the staff of the Fort Worth Regional Office of the SEC had conducted a formal investigation of FCStone's disclosures and accounting for losses associated with the customer energy trading account, which occurred prior to the Company's acquisition of FCStone on September 30, 2009. The Company cooperated fully with the SEC's staff in its investigation. During the quarter ended March 31, 2012, the Company was informed that the Staff of the SEC had closed its investigation of FCStone, and was not taking enforcement action against FCStone or any of its current or former officers.
In November 2011, the Commodity Futures Trading Commission ("CFTC") Division of Enforcement Staff ("Staff") requested the Company to voluntarily produce specified documents to the Staff in connection with its then informal investigation of the losses that occurred in 2008 in the customer energy trading account of FCStone, LLC. In September 2012, the Staff provided the Company with a Wells notice, indicating the Staff's intention to recommend that the CFTC bring certain charges against FCStone, LLC. The Company filed its Wells Submission with the Staff in October 2012. The Company is in ongoing discussions with the CFTC regarding this matter.
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
In August 2008, the bankruptcy trustee of Sentinel filed adversary proceedings against FCStone, LLC, and a number of other FCMs in the Bankruptcy Court for the Northern District of Illinois. The case was subsequently reassigned to the United States District Court, for the Northern District of Illinois. In the complaint, the trustee is seeking avoidance of alleged transfers or withdrawals of funds received by FCStone, LLC and other FCMs within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions and disallowance of the proof of claim filed by FCStone, LLC. The trustee seeks recovery of pre- and post-petition transfers totaling approximately $15.5 million. In April 2009, the trustee filed an amended complaint adding a claim for unjust enrichment. FCStone, LLC answered the complaints and all parties entered into the discovery phase of the litigation. In January 2011, the trustee filed a motion for summary judgment on various counts in the adversary proceedings filed in August 2008 against FCStone, LLC and a number of other FCMs. In January 2012, FCStone, LLC filed a motion for summary judgment in its favor with respect to the transfer of approximately $1.1 million to its customer segregated account on August 17, 2007, pursuant to the "safe harbor" provisions of Section 546(e) of the U.S. Bankruptcy Code. In April 2012, FCStone, LLC filed a motion to dismiss a portion of the Trustee's claims set forth in its amended complaint. The trial of this matter took place, as a test case, during October 2012. The trial court entered a judgment against FCStone, LLC on January 4, 2013. On January 17, 2013, the trial court entered an agreed order, staying execution and enforcement, pending an appeal of the judgment. By agreement, FCStone, LLC was required to post an appeal cash deposit of $8.0 million with the court, which was deposited on January 18, 2013. Based upon the merits of its appeal, management believes a loss is not probable, and thus has not recorded a provision for this matter. We believe that if the appeal is unsuccessful, the resulting pre-tax loss to FCStone, LLC would be between $4 million and $6 million.
Item 1A. Risk Factors
In addition to the other information set forth in this report, information regarding risks affecting the Company appears in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that management currently considers to be non-material may in the future adversely affect the Company’s business, financial condition and operating results. There have been no material changes to our risk factors since the filing of the Company’s Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities - The following table presents the common stock repurchases during each month for the three months ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Maximum Number of Shares Remaining to be Purchased Under the Program (a)
October 1, 2012 to October 31, 2012	32,493	$18.30	32,493	1,249,700
November 1, 2012 to November 30, 2012	50,000	17.85	50,000	1,199,700
December 1, 2012 to December 31, 2012	27,525	17.35	27,525	1,172,175
Total	110,018	$17.86	110,018
(a) On November 15, 2012, the Company's Board of Directors replaced the August 12, 2011 authorized repurchase of up to 1.0 million shares of the Company's outstanding common stock with an authorization to repurchase up to 1.5 million shares of its outstanding common stock from time to time in open market purchases and private transactions, subject to the discretion of the senior management team to implement the Company's stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal and regulatory requirements.
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
INTL FCStone Inc.

Date:	February 7, 2013	/s/ Sean M. O'Connor
Sean M. O'Connor
Chief Executive Officer

Date:	February 7, 2013	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer