Form 10-Q
period 2013-03-31
INTL FCSTONE INC.
filed 2013-05-08
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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

As of May 6, 2013, there were 19,189,177 shares of the registrant’s common stock outstanding.

INTL FCStone Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTL FCStone Inc.
Condensed Consolidated Balance Sheets

(in millions, except par value and share amounts)	March 31, 2013	September 30, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$262.0	$236.3
Cash, securities and other assets segregated under federal and other regulations (including $43.9 and $72.8 at fair value at March 31, 2013 and September 30, 2012, respectively)	382.3	357.5
Deposits and receivables from:
Exchange-clearing organizations (including $1,460.4 and $1,510.0 at fair value at March 31, 2013 and September 30, 2012, respectively)	1,672.2	1,619.8
Broker-dealers, clearing organizations and counterparties (including $0.5 and $(0.7) at fair value at March 31, 2013 and September 30, 2012, respectively)	170.7	127.4
Receivables from customers, net	127.0	68.9
Notes receivable, net	78.8	104.0
Income taxes receivable	13.4	11.9
Financial instruments owned, at fair value	176.0	171.7
Physical commodities inventory	152.0	131.6
Deferred income taxes, net	20.1	21.9
Property and equipment, net	18.8	18.9
Goodwill and intangible assets, net	56.8	54.7
Other assets	30.3	34.3
Total assets	$3,160.4	$2,958.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $18.4 and $14.8 at fair value at March 31, 2013 and September 30, 2012, respectively)	$126.0	$127.0
Payables to:
Customers	2,234.3	2,072.3
Broker-dealers, clearing organizations and counterparties	2.6	39.4
Lenders under loans	226.0	218.2
Income taxes payable	4.9	5.5
Financial instruments sold, not yet purchased, at fair value	237.4	175.4
Deferred income taxes	—	2.0
Total liabilities	2,831.2	2,639.8
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 19,507,852 issued and 19,168,770 outstanding at March 31, 2013 and 19,214,219 issued and 18,984,951 outstanding at September 30, 2012	0.2	0.2
Common stock in treasury, at cost - 339,082 shares at March 31, 2013 and 229,064 shares at September 30, 2012, respectively	(6.1)	(4.1)
Additional paid-in capital	216.9	213.2
Retained earnings	126.8	112.0
Accumulated other comprehensive loss, net	(8.6)	(2.2)
Total stockholders' equity	329.2	319.1
Total liabilities and stockholders' equity	$3,160.4	$2,958.9
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except share and per share amounts)	2013	2012	2013	2012
Revenues:
Sales of physical commodities	$12,999.7	$16,861.6	$25,587.6	$34,037.5
Trading gains, net	58.9	38.0	138.8	111.4
Commission and clearing fees	43.4	41.5	83.4	73.5
Consulting and management fees	7.7	7.3	16.0	13.5
Interest income	3.1	2.3	6.4	5.0
Other income	0.3	0.3	0.4	0.5
Total revenues	13,113.1	16,951.0	25,832.6	34,241.4
Cost of sales of physical commodities	12,995.8	16,831.4	25,589.6	34,025.5
Operating revenues	117.3	119.6	243.0	215.9
Interest expense	2.9	3.6	6.4	5.7
Net revenues	114.4	116.0	236.6	210.2
Non-interest expenses:
Compensation and benefits	52.0	55.1	98.7	100.9
Clearing and related expenses	29.1	27.1	54.1	49.8
Introducing broker commissions	9.6	8.0	18.0	13.8
Communication and data services	5.8	5.6	11.1	10.2
Occupancy and equipment rental	3.2	2.7	6.1	5.5
Professional fees	3.5	3.6	7.2	6.3
Depreciation and amortization	2.3	1.9	4.1	3.4
Bad debts and impairments	(0.3)	(0.1)	0.1	—
Other	7.8	8.5	17.0	17.4
Total non-interest expenses	113.0	112.4	216.4	207.3
Income from operations, before tax	1.4	3.6	20.2	2.9
Income tax (benefit) expense	(0.1)	1.2	5.4	1.0
Net income	1.5	2.4	14.8	1.9
Add: Net loss attributable to noncontrolling interests	—	—	—	0.1
Net income attributable to INTL FCStone Inc. common stockholders	$1.5	$2.4	$14.8	$2.0
Basic earnings per share:
Net income attributable to INTL FCStone Inc. common stockholders	$0.08	$0.13	$0.78	$0.11
Diluted earnings per share:
Net income attributable to INTL FCStone Inc. common stockholders	$0.08	$0.12	$0.75	$0.10
Weighted-average number of common shares outstanding:
Basic	18,380,971	18,303,968	18,327,517	18,233,340
Diluted	18,834,592	19,187,360	18,821,799	19,167,927
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2013	2012	2013	2012
Net income	$1.5	$2.4	$14.8	$1.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(0.3)	(0.1)	(0.6)	(0.2)
Pension liabilities adjustment, net of tax	—	—	0.4	0.1
Net unrealized gain or loss on available-for-sale securities, net of tax	0.4	0.3	0.2	0.2
Reclassification of adjustment for gains included in net income:
Foreign currency translation adjustment (included in other income)	(0.1)	—	(0.1)	—
Realized gain on available-for-sale securities (included in trading gains, net)	—	—	(8.3)	—
Income tax expense from reclassification adjustments (included in income tax expense)	—	—	2.0	—
Reclassification adjustment for gains included in net income:	(0.1)	—	(6.4)	—
Other comprehensive income (loss)	—	0.2	(6.4)	0.1
Comprehensive income (loss)	$1.5	$2.6	$8.4	$2.0

See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Cash Flows Statements
(Unaudited)

	Six Months Ended March 31,
(in millions)	2013	2012
Cash flows from operating activities:
Net income	$14.8	$1.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4.1	3.4
Provision for bad debts and impairments	0.1	—
Deferred income taxes	(0.3)	(0.5)
Amortization of debt issuance costs and debt discount	0.6	0.8
Amortization of stock-based compensation expense	3.5	2.3
Gain on sale of exchange memberships and common stock	(9.2)	—
Changes in operating assets and liabilities, net:
Cash, securities and other assets segregated under federal and other regulations	(24.9)	(316.2)
Deposits and receivables from exchange-clearing organizations	(52.4)	313.3
Deposits and receivables from broker-dealers, clearing organizations, and counterparties	(43.4)	19.2
Receivable from customers, net	(58.1)	(42.2)
Notes receivable, net	25.2	8.4
Income taxes receivable	(1.5)	0.5
Financial instruments owned, at fair value	(12.6)	23.2
Physical commodities inventory	(20.4)	55.7
Other assets	3.1	6.5
Accounts payable and other accrued liabilities	(3.2)	4.2
Payable to customers	162.1	(56.3)
Payable to broker-dealers, clearing organizations and counterparties	(36.8)	(0.5)
Income taxes payable	1.4	(2.8)
Financial instruments sold, not yet purchased, at fair value	62.0	(170.5)
Net cash provided by (used in) operating activities	14.1	(149.6)
Cash flows from investing activities:
Deconsolidation of affiliates	—	0.4
Cash paid for acquisitions, net	—	(1.3)
Sale of exchange memberships and common stock	10.2	—
Purchase of property and equipment	(3.1)	(5.8)
Net cash provided by (used in) investing activities	7.1	(6.7)
Cash flows from financing activities:
Net change in payable to lenders under loans	7.7	117.0
Payments related to earn-outs on acquisitions	(0.3)	(0.3)
Debt issuance costs	(0.2)	—
Exercise of stock options	0.5	1.5
Share repurchases	(2.2)	—
Tax shortfall on stock options and awards	(0.3)	—
Net cash provided by financing activities	5.2	118.2
Effect of exchange rates on cash and cash equivalents	(0.7)	(0.2)
Net increase (decrease) in cash and cash equivalents	25.7	(38.3)
Cash and cash equivalents at beginning of period	236.3	220.6
Cash and cash equivalents at end of period	$262.0	$182.3
Supplemental disclosure of cash flow information:
Cash paid for interest	$4.7	$4.0
Income taxes paid, net of cash refunds	$6.0	$3.5
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$3.1	$0.7
Additional consideration payable related to acquisitions, net	$3.9	$1.4
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of September 30, 2012	$0.2	$(4.1)	$213.2	$112.0	$(2.2)	$319.1
Net income				14.8		14.8
Other comprehensive loss					(6.4)	(6.4)
Exercise of stock options			0.2			0.2
Stock-based compensation			3.5			3.5
Share repurchases		(2.0)				(2.0)
Balances as of March 31, 2013	$0.2	$(6.1)	$216.9	$126.8	$(8.6)	$329.2
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
Recent Accounting Pronouncements
On December 16, 2011, the Financial Accounting Standards Board ("FASB") issued new guidance on the disclosures about offsetting assets and liabilities. While the FASB retained the existing offsetting models under U.S. GAAP, the new standard requires disclosures to allow investors to better compare and understand significant quantitative differences in financial statements prepared under U.S. GAAP. The new standard is effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective application is required. This guidance is effective for the Company's fiscal year beginning October 1, 2013. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2014. The adoption of this guidance is expected to change some of the Company's disclosures within the notes to its condensed consolidated financial statements.
In July 2012, the FASB issued final guidance on indefinite-lived intangible assets impairment testing. Under the guidance, entities testing indefinite-lived intangibles for impairment have the option of first performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. The guidance does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the guidance does not amend the requirement to test indefinite-lived intangible assets for impairment between annual tests if events or circumstances warrant, however, it does revise the examples of events and circumstances that an entity should consider. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company adopted this guidance and it did not have a material impact on the Company's condensed consolidated financial statements.
In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income requiring new disclosures regarding reclassification adjustments from accumulated other comprehensive income ("AOCI"). ASU No. 2013-02 requires disclosure of amounts reclassified out of AOCI by component. In addition, the entity is required to present, either on the face of the statement where net income is presented or the notes, significant amounts reclassified out of AOCI by the respective line items of net income. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2014. The adoption of this guidance is not expected to have a material impact on the Company's condensed consolidated financial statements.
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

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except share amounts)	2013	2012	2013	2012
Numerator:
Income from operations attributable to INTL FCStone Inc. stockholders	$1.5	$2.4	$14.8	$2.0
Less: Allocation to participating securities	(0.1)	(0.1)	(0.6)	(0.1)
Income from operations allocated to common stockholders	$1.4	$2.3	$14.2	$1.9
Diluted net income	$1.5	$2.4	$14.8	$2.0
Less: Allocation to participating securities	(0.1)	(0.1)	(0.6)	(0.1)
Diluted net income allocated to common stockholders	$1.4	$2.3	$14.2	$1.9
Denominator:
Weighted average number of:
Common shares outstanding	18,380,971	18,303,968	18,327,517	18,233,340
Dilutive potential common shares outstanding:
Share-based awards	453,621	883,392	494,282	934,587
Diluted weighted-average shares	18,834,592	19,187,360	18,821,799	19,167,927
The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the Accounting Standards Codification ("ASC").

Options to purchase 1,490,288 shares of common stock for the three and six months ended March 31, 2013, respectively, and options to purchase 1,190,859 shares of common stock for the three and six months ended March 31, 2012, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.
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

Fair Value Hierarchy
The majority of financial assets and liabilities on the condensed consolidated balance sheets are reported at fair value. Cash is reported at the balance held at financial institutions. Cash equivalents include money market funds, which are valued at period-end at the net asset value provided by the fund’s administrator, and certificates of deposit, which are stated at cost plus accrued interest, which approximates fair value. Cash, securities and other assets segregated under federal and other regulations include the value of cash collateral as well as the value of other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and commodities warehouse receipts. Deposits with and receivables from exchange-clearing organizations and broker-dealers, clearing organizations and counterparties and payables to customers and broker-dealers, clearing organizations and counterparties include the value of cash collateral as well as the value of money market funds and other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and mortgage-backed securities. These balances also include the fair value of exchange-traded futures and options-on-futures and exchange-cleared swaps and options determined by prices on the applicable exchange. Financial instruments owned and sold, not yet purchased include the value of U.S. and foreign government obligations, corporate debt securities, derivative financial instruments, commodities and mutual funds. The fair value of exchange common stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. Payable to lenders carry variable rates of interest and thus approximate fair value.
The fair value estimates presented in the condensed consolidated financial statements are based on pertinent information available to management as of March 31, 2013 and September 30, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented in the condensed consolidated financial statements.
Cash equivalents, securities, commodities warehouse receipts, derivative financial instruments, commodities leases, exchange common stock and contingent liabilities are carried at fair value, on a recurring basis, and are classified and disclosed into three levels within the fair value hierarchy. The Company did not have any fair value adjustments for assets or liabilities measured at fair value on a non-recurring basis during the six months ended March 31, 2013. The three levels of the fair value hierarchy under the Fair Value Measurements and Disclosures Topic of the ASC are:
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

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of March 31, 2013 and September 30, 2012 by level within the fair value hierarchy.

	March 31, 2013
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Money market funds	$0.1	$—	$—	$—	$0.1
Certificate of deposits	2.7	—	—	—	2.7
Unrestricted cash equivalents	2.8	—	—	—	2.8
Commodities warehouse receipts	20.9	—	—	—	20.9
U.S. government obligations	—	23.0	—	—	23.0
Securities and other assets segregated under federal and other regulations	20.9	23.0	—	—	43.9
Money market funds	572.2	—	—	—	572.2
U.S. government obligations	—	901.8	—	—	901.8
Mortgage-backed securities	—	6.1	—	—	6.1
Derivatives	1,936.2	74.4	—	(2,030.3)	(19.7)
Deposits and receivables from exchange-clearing organizations	2,508.4	982.3	—	(2,030.3)	1,460.4
Deposits and receivables from broker-dealers, clearing organizations and counterparties - derivatives	0.6	—	—	(0.1)	0.5
Common and preferred stock and American Depositary Receipts ("ADRs")	45.7	30.5	0.9	—	77.1
Exchangeable foreign ordinary equities and ADRs	18.3	—	—	—	18.3
Corporate and municipal bonds	—	—	3.8	—	3.8
U.S. government obligations	—	0.3	—	—	0.3
Foreign government obligations	9.8	—	—	—	9.8
Derivatives	225.2	387.5	—	(574.6)	38.1
Commodities leases	—	59.7	—	(43.1)	16.6
Commodities warehouse receipts	5.4	—	—	—	5.4
Exchange firm common stock	3.7	0.2	—	—	3.9
Mutual funds and other	2.7	—	—	—	2.7
Financial instruments owned	310.8	478.2	4.7	(617.7)	176.0
Total assets at fair value	$2,843.5	$1,483.5	$4.7	$(2,648.1)	$1,683.6
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$18.4	$—	$18.4
Payables to exchange-clearing organizations, broker-dealers and counterparties - derivatives	1,829.2	16.7	—	(1,845.9)	—
Common and preferred stock and ADRs	67.3	16.8	—	—	84.1
Exchangeable foreign ordinary equities and ADRs	7.8	—	—	—	7.8
Derivatives	219.0	404.6	—	(584.2)	39.4
Commodities leases	—	249.2	—	(143.1)	106.1
Financial instruments sold, not yet purchased	294.1	670.6	—	(727.3)	237.4
Total liabilities at fair value	$2,123.3	$687.3	$18.4	$(2,573.2)	$255.8

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

	September 30, 2012
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Money market funds	$0.1	$—	$—	$—	$0.1
Certificate of deposits	10.4	—	—	—	10.4
Unrestricted cash equivalents	10.5	—	—	—	10.5
Commodities warehouse receipts	22.3	—	—	—	22.3
U.S. government obligations	—	50.5	—	—	50.5
Securities and other assets segregated under federal and other regulations	22.3	50.5	—	—	72.8
Money market funds	335.1	—	—	—	335.1
U.S. government obligations	—	1,318.3	—	—	1,318.3
Mortgage-backed securities	—	7.0	—	—	7.0
Derivatives	3,344.3	—	—	(3,494.7)	(150.4)
Deposits and receivables from exchange-clearing organizations	3,679.4	1,325.3	—	(3,494.7)	1,510.0
Deposits and receivables from broker-dealers, clearing organizations and counterparties - derivatives	0.7	5.0	—	(6.4)	(0.7)
Common and preferred stock and American Depositary Receipts ("ADRs")	17.8	5.6	0.9	—	24.3
Exchangeable foreign ordinary equities and ADRs	10.0	—	—	—	10.0
Corporate and municipal bonds	0.3	0.6	3.6	—	4.5
U.S. government obligations	—	0.3	—	—	0.3
Foreign government obligations	14.8	—	—	—	14.8
Derivatives	315.6	785.3	—	(1,047.0)	53.9
Commodities leases	—	135.2	—	(93.1)	42.1
Commodities warehouse receipts	7.5	—	—	—	7.5
Exchange firm common stock	3.4	9.0	—	—	12.4
Mutual funds and other	1.9	—	—	—	1.9
Financial instruments owned	371.3	936.0	4.5	(1,140.1)	171.7
Total assets at fair value	$4,084.2	$2,316.8	$4.5	$(4,641.2)	$1,764.3
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$14.8	$—	$14.8
Payables to exchange-clearing organizations, broker-dealers and counterparties - derivatives	3,562.3	—	—	(3,562.3)	—
Common and preferred stock and ADRs	16.4	5.9	—	—	22.3
Exchangeable foreign ordinary equities and ADRs	5.7	—	—	—	5.7
Derivatives	338.1	775.2	—	(1,068.7)	44.6
Commodities leases	—	220.0	—	(117.2)	102.8
Financial instruments sold, not yet purchased	360.2	1,001.1	—	(1,185.9)	175.4
Total liabilities at fair value	$3,922.5	$1,001.1	$14.8	$(4,748.2)	$190.2

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
Realized and unrealized gains and losses are included within ‘trading gains, net’ in the condensed consolidated income statements.

Information on Level 3 Financial Assets and Liabilities
The Company’s financial assets at fair value classified within level 3 of the fair value hierarchy as of March 31, 2013 and September 30, 2012 are summarized below:

(in millions)	March 31, 2013	September 30, 2012
Total level 3 assets	$4.7	$4.5
Level 3 assets for which the Company bears economic exposure	$4.7	$4.5
Total assets	$3,160.4	$2,958.9
Total financial assets at fair value	$1,683.6	$1,764.3
Total level 3 assets as a percentage of total assets	0.1%	0.2%
Level 3 assets for which the Company bears economic exposure as a percentage of total assets	0.1%	0.2%
Total level 3 assets as a percentage of total financial assets at fair value	0.3%	0.3%
The following tables set forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the three and six months ended March 31, 2013 and 2012, including a summary of unrealized gains (losses) during the respective periods on the Company’s level 3 financial assets and liabilities still held as of March 31, 2013.

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended March 31, 2013
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.9	$—	$—	$—	$—	$—	$0.9
Corporate and municipal bonds	3.6	—	0.2	—	—	—	3.8
	$4.5	$—	$0.2	$—	$—	$—	$4.7
Liabilities:
Contingent liabilities	$17.9	$—	$0.5	$—	$—	$—	$18.4

	Level 3 Financial Assets and Financial Liabilities For the Six Months Ended March 31, 2013
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.9	$—	$—	$—	$—	$—	$0.9
Corporate and municipal bonds	3.6	—	0.2	—	—	—	3.8
	$4.5	$—	$0.2	$—	$—	$—	$4.7
Liabilities:
Contingent liabilities	$14.8	$—	$0.8	$3.1	$(0.3)	$—	$18.4

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended March 31, 2012
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$1.1	$—	$—	$—	$—	$—	$1.1
Corporate and municipal bonds	3.5	—	0.1	—	—	—	3.6
Mutual funds and other	0.4	—	—	—	—	—	0.4
	$5.0	$—	$0.1	$—	$—	$—	$5.1
Liabilities:
Contingent liabilities	$22.9	$—	$0.4	$—	$—	$—	$23.3

	Level 3 Financial Assets and Financial Liabilities For the Six Months Ended March 31, 2012
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$1.1	$—	$—	$—	$—	$—	$1.1
Corporate and municipal bonds	3.6	—	—	—	—	—	3.6
Mutual funds and other	0.4	—	—	—	—	—	0.4
	$5.1	$—	$—	$—	$—	$—	$5.1
Liabilities:
Contingent liabilities	$22.3	$—	$1.3	$—	$(0.3)	$—	$23.3
In accordance with the Fair Value Measurements and Disclosures Topic of the ASC, the Company has estimated on a recurring basis each period the fair value of debentures issued by a single asset owning company of Suriwongse Hotel located in Chiang Mai, Thailand. The Company has classified its investment in the hotel within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. These cash flows are discounted employing present value techniques. The Company estimates the fair value of its investment in these debentures by using a management-developed forecast, which is based on the income approach. The Company continues to evaluate the fair value of the debentures. There were no significant changes in the fair value of the debentures during the six months ended March 31, 2013 and 2012.
The Company is required to make additional future cash payments based on certain financial performance measures of its acquired businesses. The Company is required to remeasure the fair value of the cash earnout arrangements on a recurring basis in accordance with the guidance in the Business Combinations Topic of the ASC. The Company has classified its net liabilities for the contingent earnout arrangements within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. The estimated fair value of the contingent purchase consideration is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted employing present value techniques in arriving at the acquisition-date fair value. The discount rate was developed using market participant company data and there have been no significant changes in the discount rate environment. From the dates of acquisition to March 31, 2013, certain acquisitions have had changes in the estimates of undiscounted cash flows, based on actual performances fluctuating from estimates. During the three and six months ended March 31, 2013, the fair value of the contingent consideration increased $0.5 million and $0.8 million, respectively, with the corresponding amount classified as 'other expense' within the condensed consolidated income statements.
The Company reports transfers in and out of levels 1, 2 and 3, as applicable, using the fair value of the securities as of the beginning of the reporting period in which the transfer occurred.
On March 31, 2013, the commodities market experienced downward limit price movements on certain commodities. As a result, certain exchange-traded derivative contracts, which would normally be valued using quoted market prices and classified as level 1 within the fair value hierarchy, were priced using a valuation model using observable inputs. Due to the change in valuation techniques because of the limit moves, derivative assets of $74.4 million and derivative liabilities of $16.7 million were classified as level 2 at March 31, 2013. Such derivative assets and liabilities were valued using quoted market prices, and as such, were classified as level 1 prior to March 31, 2013.
Except as described above, the Company did not have any additional significant transfers between level 1 and level 2 fair value measurements for the six months ended March 31, 2013 and 2012.
The Company has recorded unrealized gains, net of income tax expense, related to U.S. government obligations and corporate bonds classified as available-for-sale securities in other comprehensive income ("OCI") as of March 31, 2013.

The following tables summarize the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses of the Company’s investment securities classified as available-for-sale as of March 31, 2013 and September 30, 2012:

March 31, 2013
Amounts included in deposits with and receivables from exchange-clearing organizations:
	Amortized Cost	Unrealized Holding		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$852.3	$0.1	$—	$852.4
Mortgage-backed securities	6.0	0.1	—	6.1
	$858.3	$0.2	$—	$858.5

September 30, 2012
Amounts included in deposits with and receivables from exchange-clearing organizations:
	Amortized Cost	Unrealized Holding(1)		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$1,298.9	$—	$—	$1,298.9
Mortgage-backed securities	6.8	0.1	—	6.9
	$1,305.7	$0.1	$—	$1,305.8
(1) Unrealized gain/loss on U.S. government obligations as of September 30, 2012, were less than $0.1 million.
As of March 31, 2013 and September 30, 2012, investments in debt securities classified as available-for-sale ("AFS") mature as follows:

March 31, 2013
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$852.4	$—	$852.4
Mortgage-backed securities	—	6.1	6.1
	$852.4	$6.1	$858.5

September 30, 2012
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$1,298.9	$—	$1,298.9
Mortgage-backed securities	—	6.9	6.9
	$1,298.9	$6.9	$1,305.8
There were no sales of AFS securities, other than noted below, during the six months ended March 31, 2013 and 2012, and as a result, no realized gains or losses were recorded for the six months ended March 31, 2013 and 2012.
For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.
The Company has also classified equity investments in exchange firms' common stock not pledged for clearing purposes as available-for-sale. The investments are recorded at fair value, with unrealized gains and losses recorded, net of taxes, as a component of OCI until realized. As of March 31, 2013, the cost and fair value of all the equity investments in exchange firms was $4.0 million, respectively.
In June 2012, the board of LME Holdings Limited ("LME Holdings"), the parent company of The London Metal Exchange ("LME"), entered into a framework agreement regarding the terms of a recommended cash offer for the entire issued and outstanding ordinary share capital of LME Holdings. In July 2012, the shareholders of LME Holdings approved the sale of LME Holdings to the Hong Kong Exchanges & Clearing Limited. In December 2012, the Company received proceeds of $8.6 million from the sale of its shares in the LME. The shares of the LME were previously held by the Company as available-for-sale and the unrealized gain for those shares was reflected in OCI. For the six months ended March 31, 2013, the Company reclassified the unrealized gain remaining in accumulated OCI of approximately $6.3 million, net of income tax expense of $2.0 million, into the current period earnings.

The Company recorded unrealized gains of $0.2 million, net of income tax expense of $0.1 million, for the six months ended March 31, 2013, in OCI related to the remaining equity investments in exchange firms as of March 31, 2013. The Company monitors the fair value of exchange common stock on a periodic basis, and does not consider any current unrealized losses to be anything other than a temporary impairment.
In December 2012, the Company sold its exchange membership seats in the Board of Trade of Kansas City, Missouri, Inc. ("KCBT"), in connection with the acquisition of the KCBT by Chicago Mercantile Exchange ("CME"). The Company was required to hold these exchange membership seats for clearing purposes and, as a result, the associated KCBT shares were being held at cost on the condensed consolidated balance sheet. The Company received proceeds of $1.5 million and recognized a gain of $0.9 million before taxes, during the six months ended March 31, 2013, in connection with the sale of these seats.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of March 31, 2013 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to March 31, 2013. The total of $237.4 million as of March 31, 2013 includes $39.4 million for derivative contracts, which represents a liability to the Company based on their fair values as of March 31, 2013.
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
The Company continues to employ an interest rate risk management strategy, implemented in April 2010, that uses derivative financial instruments in the form of interest rate swaps to manage a portion of the aggregate interest rate position. The Company’s objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap the resulting variable interest earnings into the medium-term interest stream, by using a strip of interest rate swaps that mature every quarter, in order to achieve the two year moving average of the two year swap rate. The risk mitigation of these interest rate swaps is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC, and as a result they are recorded at fair value, with changes in the fair value of the financial instruments recorded within 'trading gains' in the condensed consolidated income statements. As of March 31, 2013, approximately $400 million in notional principal of interest rate swaps were outstanding with a weighted-average life of 3 months.

Listed below are the fair values of the Company's derivative assets and liabilities as of March 31, 2013 and September 30, 2012. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	March 31, 2013		September 30, 2012
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$1,999.8	$1,813.3	$3,325.6	$3,565.3
OTC commodity derivatives	437.6	451.1	823.6	841.4
Exchange-traded foreign exchange derivatives	43.1	39.6	63.0	47.7
OTC foreign exchange derivatives (2)	94.1	109.2	215.4	196.6
Exchange-traded interest rate derivatives	3.7	5.6	0.9	2.6
OTC interest rate derivatives	0.5	—	1.6	—
Equity index derivatives	45.1	50.7	20.8	22.0
Gross fair value of derivative contracts	2,623.9	2,469.5	4,450.9	4,675.6
Impact of netting and collateral	(2,605.0)	(2,430.1)	(4,548.1)	(4,631.0)
Total fair value included in ‘Deposits and receivables from exchange-clearing organizations’	$(19.7)		$(150.4)
Total fair value included in 'Deposits and receivables from broker-dealers, clearing organizations and counterparties'	$0.5		$(0.7)
Total fair value included in ‘Financial instruments owned, at fair value’	$38.1		$53.9
Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$39.4		$44.6

(1)	As of March 31, 2013 and September 30, 2012, the Company’s derivative contract volume for open positions were approximately 3.2 million and 4.1 million contracts, respectively.

(2)
In accordance with agreements with counterparties, the Company is allowed to periodically take advances against its open trade fair value. There were no advances against open trade fair value outstanding as of March 31, 2013 and September 30, 2012.

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
The following table sets forth the Company's gains (losses) related to derivative financial instruments for the three and six months ended March 31, 2013 and 2012, in accordance with the Derivatives and Hedging Topic of the ASC. The gains (losses) set forth below are included within ‘trading gains, net’ in the condensed consolidated income statements.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2013	2012	2013	2012
Commodities	$10.8	$(7.9)	$41.4	$26.3
Foreign exchange	3.1	0.9	5.7	5.6
Interest rate	—	1.7	0.1	0.7
Net gains (losses) from derivative contracts	$13.9	$(5.3)	$47.2	$32.6

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
The Company is a party to financial instruments in the normal course of its business through customer and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held as of March 31, 2013 and September 30, 2012 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting or customer agreements which reduce the exposure to the Company.
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
Note 5 – Receivables From Customers, Net and Notes Receivable, Net
Receivables from customers, net and notes receivable, net include an allowance for bad debts, which reflects the Company's best estimate of probable losses inherent in the receivables from customers and notes receivable. The Company provides for an allowance for doubtful accounts based on a specific-identification basis. The Company continually reviews its allowance for bad debts. The allowance for doubtful accounts related to receivables from customers was $1.0 million and $0.9 million as of March 31, 2013 and September 30, 2012, respectively. The allowance for doubtful accounts related to notes receivable was $0.1 million as of March 31, 2013 and September 30, 2012, respectively.
The Company originates short-term notes receivable from customers with the outstanding balances being insured 90% to 98% by a third party, including accrued interest. The total balance outstanding under insured notes receivable was $21.7 million and $10.2 million as of March 31, 2013 and September 30, 2012, respectively.
See discussion of notes receivable related to commodity repurchase agreements in Note 10.

Note 6 – Physical Commodities Inventory
Physical commodities inventories are stated at the lower of cost or market ("LCM") using the weighted-average price and first-in first-out cost method. Cost includes finished commodity or raw material and processing costs related to the purchase and processing of inventories. Commodities in process include commodities in the process of being recycled. As of March 31, 2013 and September 30, 2012, $97.0 million and $129.1 million, respectively, of physical commodities inventory served as collateral under one of the Company’s credit facilities, as detailed further in Note 9. The carrying values of the Company’s inventory as of March 31, 2013 and September 30, 2012 are shown below.

(in millions)	March 31, 2013	September 30, 2012
Commodities in process	$0.5	$13.6
Finished commodities	151.5	118.0
Physical commodities inventory	$152.0	$131.6
As a result of declining market prices for some commodities, the Company has recorded LCM adjustments for physical commodities inventory of $2.7 million and $0.4 million as of March 31, 2013 and September 30, 2012, respectively. The adjustments are included within 'cost of sales of physical commodities' in the condensed consolidated income statements.
Note 7 – Goodwill
The carrying value of goodwill by segment is as follows:

(in millions)	March 31, 2013	September 30, 2012
Commodity and Risk Management Services	$32.0	$32.0
Foreign Exchange	6.3	6.3
Securities	5.3	5.3
Goodwill	$43.6	$43.6

Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows:

	March 31, 2013			September 30, 2012
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Noncompete agreement	$3.7	$(3.5)	$0.2	$3.7	$(3.0)	$0.7
Trade name	0.7	(0.6)	0.1	0.7	(0.5)	0.2
Software programs/platforms	2.2	(1.2)	1.0	2.2	(1.0)	1.2
Customer base	12.7	(2.0)	10.7	9.6	(1.8)	7.8
	19.3	(7.3)	12.0	16.2	(6.3)	9.9
Intangible assets not subject to amortization
Trade name	1.2	—	1.2	1.2	—	1.2
Total intangible assets	$20.5	$(7.3)	$13.2	$17.4	$(6.3)	$11.1
Amortization expense related to intangible assets was $1.1 million and $1.2 million for the six months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2013 (remaining six months)	$1.7
Fiscal 2014	1.7
Fiscal 2015	1.4
Fiscal 2016	1.0
Fiscal 2017	1.0
Fiscal 2018 and thereafter	5.2
$12.0

Note 9 – Credit Facilities
The Company has four committed credit facilities under which the Company may borrow up to $355 million, subject to certain conditions. The amounts outstanding under these credit facilities are short term borrowings and carry variable rates of interest, thus approximating fair value.
The Company’s current credit facilities consist of the following:

•
A three-year syndicated committed loan facility established on October 29, 2010. The facility was amended on March 28, 2013 to increase the maximum amount which the Company is entitled to borrow from $95 million to $105 million, subject to certain conditions. The loan proceeds are used to finance working capital needs of the Company and certain subsidiaries. The line of credit is secured by a pledge of shares held in certain of the Company’s subsidiaries.

•
A revolving syndicated committed loan facility established on September 22, 2010. The facility was amended on April 30, 2013, to extend the expiration date until July 31, 2013, and to reduce the maximum amount which the Company’s subsidiary, INTL Commodities, Inc. ("INTL Commodities"), is entitled to borrow, from $140 million to $100 million, subject to certain conditions. The loan proceeds are used to finance the activities of INTL Commodities and are secured by its assets. The Company does not believe the decrease in the commitment amount will have a significant impact on the operations of the Company. The facility is guaranteed by the Company.

•
An unsecured syndicated committed line of credit, established on June 21, 2010 and renewed by amendment on April 11, 2013, under which the Company's subsidiary, FCStone, LLC, may borrow up to $75 million. This line of credit is used to provide short term funding of required margin to commodity exchanges. This line of credit is subject to annual review, and the continued availability of this line of credit is subject to the financial condition and operating results of FCStone continuing to be satisfactory to the lenders. The facility is guaranteed by the Company.

•
A syndicated committed borrowing facility established on August 10, 2012 under which the Company’s subsidiary, FCStone Merchant Services, LLC ("FCStone Merchants"), is entitled to borrow up to $75 million, subject to certain conditions. The loan proceeds are used to finance traditional commodity financing arrangements or the purchase of eligible commodities from sellers who have agreed to sell and later repurchase such commodities from FCStone Merchants, and are secured by its assets. The facility is guaranteed by the Company.

The following table sets forth a listing of credit facilities, the committed amounts as of March 31, 2013 and outstanding borrowings as of March 31, 2013 and September 30, 2012:

(in millions)				Amounts Outstanding
Borrower	Security	Renewal / Expiration Date	Commitment(1)	March 31, 2013	September 30, 2012
INTL FCStone Inc.	Certain pledged shares	October 1, 2013	$105.0	$72.0	$48.0
INTL Commodities	Certain commodities assets	July 31, 2013	140.0	107.0	107.0
FCStone, LLC	None	April 10, 2014	75.0	—	20.0
FCStone Merchants	Certain commodities assets	May 31, 2013	75.0	47.0	43.2
			$395.0	$226.0	$218.2
(1) The commitment under the INTL Commodities facility was reduced from $140 million to $100 million on April 30, 2013.
The majority of the Company’s committed credit facilities are scheduled to expire during fiscal 2013 or shortly thereafter. The Company is currently in discussions with current and potential lenders to renew, extend or rearrange these facilities. While there is no guarantee that the Company will be successful in renewing, extending or rearranging these agreements as they expire, based on the Company's liquidity position and capital structure, the Company believes it will be able to do so. At this time, the Company is unable to determine the duration, applicable interest rates or other costs associated with the renewal or replacement of these facilities.
The Company’s facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum net worth, minimum working capital, minimum regulatory capital, minimum net unencumbered liquid assets, minimum equity, minimum interest coverage and leverage ratios and maximum net loss. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of March 31, 2013, the Company was in compliance with all of its covenants under its credit facilities.
Note 10 – Commodity and Other Repurchase Agreements
The Company's outstanding notes receivable in connection with sale/repurchase agreements, under which customers sell certain commodity inventory and agree to repurchase the commodity inventory at a future date at either a fixed or floating rate, as of March 31, 2013 and September 30, 2012 were $54.7 million and $92.5 million, respectively.
The obligations outstanding related to commodities sold under repurchase agreements that are recorded within 'broker-dealers, clearing organizations and counterparties' as of March 31, 2013 and September 30, 2012 were $0.0 million and $37.0 million, respectively. The obligations outstanding related to commodities sold under repurchase agreements that are recorded within 'lenders under loans' as of March 31, 2013 and September 30, 2012 were $47.0 million and $43.2 million, respectively.

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
As of March 31, 2013 and September 30, 2012, the condensed consolidated balance sheets include loss contingency accruals recorded prior to September 30, 2012 and during the six months ended March 31, 2013, which are not material, individually or in the aggregate, to the Company's financial position or liquidity. During the six months ended March 31, 2013, the Company recognized an expense accrual related to loss contingencies of $1.5 million. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, and in addition to the possible losses discussed below, is not likely to be material to the Company's earnings, financial position or liquidity.
The following is a summary of significant legal matters involving the Company.
Securities Litigation and Regulatory Proceedings
FCStone and certain officers of FCStone were named as defendants in an action filed in the United States District Court for the Western District of Missouri in July 2008. A consolidated amended complaint ("CAC") was subsequently filed in September 2009. As alleged in the CAC, the action purports to be brought as a class action on behalf of purchasers of FCStone common stock between November 15, 2007 and February 24, 2009. The CAC seeks to hold defendants liable under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and concerns disclosures included in FCStone's fiscal year 2008 public filings. Specifically, the CAC relates to FCStone's public disclosures regarding an interest rate hedge, a bad debt expense arising from unprecedented events in the cotton trading market, and certain disclosures beginning on November 3, 2008 related to losses it expected to incur arising primarily from a customer energy trading account. FCStone and the named officers moved to dismiss the action. The parties to the litigation reached an agreement in principle to settle this matter during May 2012. The proposed settlement would be at no cost to the Company after consideration of expected insurance coverage, and is subject to approval by the court. The terms of the settlement are expected to be presented to the court for approval on July 16, 2013.
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
In July 2009, a purported shareholder class action complaint was filed against FCStone and its directors, as well as the Company in the Circuit Court of Clay County, Missouri. The complaint alleged that FCStone and its directors breached their fiduciary duties by failing to maximize stockholder value in connection with the contemplated acquisition of FCStone by the Company. This complaint was subsequently consolidated with the complaint filed in the Circuit Court of Platte County, Missouri. The plaintiffs subsequently filed an amended consolidated complaint which does not assert any claims against the Company. This complaint purports to be filed derivatively on FCStone and the Company's behalf and against certain of FCStone's current and former directors and officers and directly against the same individuals. The Company, FCStone and the defendants filed motions to dismiss on multiple grounds. The parties to the litigation reached an agreement in principle to settle this matter during October 2012. The proposed settlement would result in the Company incurring a legal cost of $250,000 after consideration of expected insurance coverage, and is subject to approval by the court. The terms of the settlement are expected to be presented to the court for approval on July 16, 2013.
In November 2011, the Commodity Futures Trading Commission ("CFTC") Division of Enforcement Staff ("Staff") requested the Company to voluntarily produce specified documents to the Staff in connection with its then informal investigation of the losses that occurred in 2008 in the customer energy trading account of FCStone, LLC. In September 2012, the Staff provided the Company with a Wells notice, indicating the Staff's intention to recommend that the CFTC bring certain charges against FCStone, LLC. The Company filed its Wells submission with the Staff in October 2012. The Company is in settlement discussions with the CFTC regarding this matter.
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
In August 2008, the bankruptcy trustee of Sentinel filed adversary proceedings against FCStone, LLC, and a number of other FCMs in the Bankruptcy Court for the Northern District of Illinois. The case was subsequently reassigned to the United States District Court, for the Northern District of Illinois. In the complaint, the trustee is seeking avoidance of alleged transfers or withdrawals of funds received by FCStone, LLC and other FCMs within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions and disallowance of the proof of claim filed by FCStone, LLC. The trustee seeks recovery of pre- and post-petition transfers totaling approximately $15.5 million. In April 2009, the trustee filed an amended complaint adding a claim for unjust enrichment. FCStone, LLC answered the complaints and all parties entered into the discovery phase of the litigation. In January 2011, the trustee filed a motion for summary judgment on various counts in the adversary proceedings filed in August 2008 against FCStone, LLC and a number of other FCMs. In January 2012, FCStone, LLC filed a motion for summary judgment in its favor with respect to the transfer of approximately $1.1 million to its customer segregated account on August 17, 2007, pursuant to the "safe harbor" provisions of Section 546(e) of the U.S. Bankruptcy Code. In April 2012, FCStone, LLC filed a motion to dismiss a portion of the trustee's claims set forth in its amended complaint. The trial of this matter took place, as a test case, during October 2012. The trial court entered a judgment against FCStone, LLC on January 4, 2013. On January 17, 2013, the trial court entered an agreed order, staying execution and enforcement, pending an appeal of the judgment. By agreement, FCStone, LLC was required to post an appeal cash deposit of $8.0 million with the court, which was deposited on January 18, 2013. Based on the merits of the Company's appeal, management believes a loss is not probable, and thus has not recorded a provision for this matter. The Company believes that if the appeal is unsuccessful, the resulting pre-tax loss to FCStone, LLC would be in the range of $4 million and $6 million.

Contractual Commitments
Contingent Liabilities - Acquisitions
Under the terms of the purchase agreements related to the acquisitions listed below, the Company has obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The contingent liability for these estimated additional purchase price considerations are included within ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets as of March 31, 2013 and September 30, 2012. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings.
The Company recorded an estimated contingent liability of $3.1 million, relating to the December 2012 acquisition of the accounts of Tradewire Securities, LLC, as described in Note 16.
The Company has a contingent liability relating to the November 2011 acquisition of Coffee Network, LLC, subsequently reorganized as a division of FCStone, LLC, which may result in the payment of additional purchase price consideration. The contingent liability recorded represents the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings during the three annual periods following the closing of the acquisition plus a final contingent payment, and a discount rate being applied to those future payments. There was no significant change in fair value for the three and six months ended March 31, 2013. The present value of the estimated total purchase price, including contingent consideration, is less than $0.3 million as of March 31, 2013, of which less than $0.1 million has not been paid and is included within ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.
The Company has a contingent liability relating to the October 2010 acquisition of Hencorp Becstone Futures, L.C., subsequently reorganized as a division of FCStone, LLC, which may result in the payment of additional purchase price consideration. The contingent liability recorded represents the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings during the third and fourth fiscal years following the closing of the acquisition and a discount rate being applied to those future payments. The change in fair value for the three and six months ended March 31, 2013 was an increase of $0.2 million, respectively, included within ‘other expense’ in the condensed consolidated income statements. The present value of the estimated total purchase price, including contingent consideration, is $6.7 million as of March 31, 2013, of which $2.5 million has not been paid and is included within ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.
The Company has a contingent liability relating to the July 2010 acquisition of the Hanley Companies, which may result in the payment of additional purchase price consideration. The contingent liability recorded represents contingent payments equal to 15% of the adjusted earnings before interest and taxes of the soft commodities derivatives business of the acquired Hanley Companies and INTL Hanley, LLC (the “Derivatives Division”) for the twelve-month period ending June 30, 2013 and a final contingent payment based on the cumulative adjusted earnings before taxes of the Derivatives Division for the three year period commencing on July 1, 2010, with a discount rate being applied to those future payments. Based on the purchase agreement, the remaining additional consideration is limited to a maximum of $10.0 million. The change in fair value for the three and six months ended March 31, 2013 was an increase of $0.2 million and $0.4 million, respectively, included within ‘other expense’ in the condensed consolidated income statements. The present value of the estimated total purchase price, including contingent consideration, is $53.9 million as of March 31, 2013, of which $9.7 million has not been paid and is included within ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.
The Company had a contingent liability relating to the April 2010 acquisition of the RMI Companies, subsequently reorganized as divisions of FCStone, LLC, which has resulted in the recognition of additional purchase price consideration. The final contingent liability adjustment recorded represents the fair value of the additional consideration to be paid in May 2013, based on the sales during the twelve-month period ended March 31, 2013. The change in fair value for the three and six months ended March 31, 2013 was an increase of $0.1 million, respectively, included within ‘other expense’ in the condensed consolidated income statements. The total purchase price, including contingent consideration, is $15.3 million, of which $3.1 million as of March 31, 2013 has not been paid and is included within ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.
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
Note 12 – Capital and Other Regulatory Requirements
The Company's activities are subject to significant governmental regulation, both in the United States and overseas. The subsidiaries of the Company were in compliance with all of their regulatory requirements as of March 31, 2013, as follows:

(in millions)			As of March 31, 2013
Subsidiary	Regulatory Authority	Requirement Type	Actual	Minimum Requirement
FCStone, LLC	CFTC	Net capital	$108.1	$70.8
FCStone, LLC	CFTC	Segregated funds	$1,715.4	$1,692.2
FCStone, LLC	CFTC	Secured funds	$94.3	$83.7
INTL FCStone Ltd	FSA	Net capital	$50.6	$23.1
INTL FCStone Ltd	FSA	Segregated funds	$78.3	$78.3
INTL Global Currencies Limited	FSA	Net capital	$19.1	$0.7
INTL FCStone Securities Inc.	SEC	Net capital	$2.4	$1.0
FCC Investments, Inc.	SEC	Net capital	$0.3	$0.3
FCStone Australia	Australian Securities and Investment Commission	Net capital	$2.0	$1.0
FCStone Australia	New Zealand Clearing Ltd	Capital adequacy	$11.6	$1.4
FCStone Commodity Services (Europe), Ltd.	Central Bank of Ireland	Net capital	$1.9	$0.6
INTL FCStone DTVM Ltda.	Brazilian Central Bank and Securities and Exchange Commission of Brazil	Capital adequacy	$0.9	$0.7
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of March 31, 2013, these subsidiaries were in compliance with their local capital adequacy requirements.
Note 13 – Stock-Based Compensation
Stock-based compensation expense is included within 'compensation and benefits' in the condensed consolidated income statements and totaled $1.9 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively, and $3.5 million and $2.3 million for the six months ended March 31, 2013 and 2012, respectively.
Stock Option Plan
The Company sponsored a stock option plan for its directors, officers, employees and consultants. The Company's Board of Directors approved a new stock option plan ("the 2013 Stock Option Plan"), which was approved by the shareholders at the 2013 annual meeting, and authorized the Company to issue stock options covering up to 1.0 million shares of the Company's common stock. As of March 31, 2013, there were 1.0 million shares authorized for future grant under this plan. The Company settles stock option exercises with newly issued shares of common stock.
Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

Six Months Ended March 31, 2013
Expected stock price volatility	35%
Expected dividend yield	—%
Risk free interest rate	0.37%
Average expected life (in years)	2.88
Expected stock price volatility rates are based primarily on the historical volatility. The Company has not paid dividends in the past and does not currently expect to do so in the future. Risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option award. The average expected life represents the estimated period of time that options or awards granted are expected to be outstanding, based on the Company’s historical share option exercise experience for similar option grants. The weighted average fair value of options issued during the six months ended March 31, 2013 was $4.21.
The following is a summary of stock option activity for the six months ended March 31, 2013:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2012	921,412	1,890,634	$23.36	$11.11	5.45	$6.0
Expiration of 2003 Plan	(828,321)
Additional shares authorized	1,000,000
Granted	(100,000)	100,000	$17.53	$4.21
Exercised		(107,984)	$4.43	$2.37
Forfeited	6,666	(16,998)	$7.58	$3.54
Expired	243	(243)	$15.02	$6.67
Balances as of March 31, 2013	1,000,000	1,865,409	$24.29	$11.31	5.18	$3.5
Exercisable as of March 31, 2013		749,637	$26.32	$10.94	2.27	$2.3
The total compensation cost not yet recognized for non-vested awards of $11.0 million as of March 31, 2013 has a weighted-average period of 6.14 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. The total intrinsic value of options exercised during the six months ended March 31, 2013 and 2012 was $1.7 million, and $2.2 million, respectively.
Restricted Stock Plan
The Company sponsors a restricted stock plan for its directors, officers and employees. As of March 31, 2013, 1,218,953 shares were authorized for future grant under the 2012 restricted stock plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company utilizes newly issued shares of common stock to make restricted stock grants.
The following is a summary of restricted stock activity through March 31, 2013:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2012	1,420,114	512,124	$22.09	1.81	$9.8
Granted	(202,172)	202,172	$17.83
Vested		(196,066)	$21.15
Forfeited	1,011	(6,953)	$24.14
Balances as of March 31, 2013	1,218,953	511,277	$20.74	2.16	$8.9
The total compensation cost not yet recognized of $8.6 million as of March 31, 2013 has a weighted-average period of 2.16 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.

Note 14 – Other Expenses
Other expenses for the three and six months ended March 31, 2013 and 2012 consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2013	2012	2013	2012
Business development	$2.2	$3.1	$5.2	$6.3
Contingent consideration, net(1)	0.5	0.9	1.2	2.2
Insurance	0.4	0.4	0.9	0.8
Advertising, meetings and conferences	0.7	0.5	1.1	1.1
Non-trading hardware and software maintenance and software licensing	1.0	0.8	1.6	1.4
Office supplies and printing	0.4	0.4	0.7	0.7
Other non-income taxes	1.1	1.2	2.2	1.9
Other	1.5	1.2	4.1	3.0
	$7.8	$8.5	$17.0	$17.4

(1)
For the three and six months ended March 31, 2013 and 2012, contingent consideration included remeasurement of contingent liabilities related to business combinations accounted for in accordance with the provisions of the Business Combinations Topic of the ASC (see Note 3). Also, for the six months ended March 31, 2013 and 2012, contingent consideration included additional purchase price, based on achieving specific conditions and earnings targets, relating to FCStone, LLC's previous acquisition of Globecot, Inc. ("Globecot"). The Globecot acquisition was recorded in accordance with SFAS No. 141, Business Combinations ("SFAS 141"). As a result of the Company's merger with FCStone Group, Inc. ("FCStone") on September 30, 2009, this contingent purchase price amount was considered a pre-acquisition contingency, which was not reasonably estimable during the merger allocation period following the FCStone transaction. In accordance with SFAS 141, adjustments to pre-acquisition contingencies, made after the end of the allocation period, are included in earnings in the current period.

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
The income tax (benefit) expense from operations of $(0.1) million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively, and income tax expense from operations of $5.4 million and $1.0 million for the six months ended March 31, 2013 and 2012, respectively, reflect estimated federal, foreign and state taxes.
During the three months ended March 31, 2013, the Company recorded a net decrease to its uncertain tax benefits of $0.4 million, attributed to favorably settled income tax audits, of which $0.3 million impacted the Company's effective tax rate. For the three months ended March 31, 2013, the Company’s effective tax rate was 0% compared to 33% for the three months ended March 31, 2012. For the six months ended March 31, 2013, the Company's effective tax rate was 27% compared to 34% for the six months ended March 31, 2012.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various state and foreign jurisdictions. FCStone is a wholly-owned subsidiary acquired on September 30, 2009. Both INTL FCStone Inc. and FCStone are under federal and state examinations for various periods, ranging from August 31, 2008 through September 30, 2011.

Note 16 – Acquisitions and Dispositions
Tradewire Acquisition
On December 12, 2012, the Company finalized an agreement to acquire certain institutional accounts from Tradewire Securities, LLC ("Tradewire Securities"), a Miami-based securities broker-dealer servicing customers throughout Latin America and a wholly-owned subsidiary of Tradewire Group Ltd. These accounts were transferred to INTL FCStone Inc.'s broker-dealer subsidiary, INTL FCStone Securities. Tradewire Securities provided global brokerage services to a wide range of customers, including hedge funds, pension funds, broker-dealers and banks located in Latin America, Caribbean, North America and Europe. Additionally, as part of the transaction, the Company hired more than 20 professional staff from Tradewire Securities' securities broker-dealer business based in Miami, Florida.
The consideration to be paid for the acquisition of institutional accounts from Tradewire Securities consists of three annual contingent payments and a final contingent payment and is estimated to be $3.1 million as of March 31, 2013. The purchase price for the acquisition is not expected to be material to the condensed consolidated financial statements. The allocation of the purchase price to separately identifiable intangible assets is preliminary in nature, and is subject to adjustment as additional information is obtained, including but not limited to the calculation of the contingent consideration and valuation of separately identifiable intangible assets. These calculations and valuations of any identified intangible assets are subject to change within the measurement period (up to one year from the acquisition date) as valuations are finalized. When the valuations are finalized, any changes may result in adjustments to separately identifiable intangible assets and goodwill. Any adjustments made to the valuations are not expected to be material. The intangible assets recognized in this transaction of $3.1 million were assigned to the Securities segment.
Gletir Agente De Valores S.A. Disposition
On February 28, 2013, the Company, through its subsidiaries INTL Netherlands B.V. and Gainvest Asset Management Ltda, entered into an agreement to sell all of its ownership interest in another subsidiary, Gletir Agente De Valores S.A. ("Gletir Agente"), to Gletir Financial Corp (the “Purchaser”). The Company sold the capital stock of Gletir Agente for $0.8 million. Gletir Agente had net assets of $0.6 million, which included $0.1 million of AOCI related to foreign currency translation, included in the consolidated condensed balance sheet of the Company, at the time of the sale. The gain resulting from the sale price less the carrying amount of the net assets and the gain from the AOCI balance were recorded as components of other income on the consolidated condensed income statement for the three and six months ended March 31, 2013.
Planned Exit of Physical Base Metals Business
During the quarter ended March 31, 2013, as a result of a change in management strategy within the Company's base metals product line, the Company received Board of Director approval to pursue an exit of its physical base metals business through either a potential sale or orderly liquidation of current open positions. The exit of the physical base metals business will include the sale or liquidation of certain base metals open contract positions and base metals inventory, and the transfer or elimination of the physical base metals trading team and certain operational support personnel. The Company believes the exit of the physical base metals business will be completed by the end of fiscal 2013. The physical base metals business is included in the C&RM Segment. The Company will continue to operate the portion of its base metals business related to non-physical assets.
The Company has considered the impact of the exit of the physical base metals business on the Company's financial position, future operating results and liquidity, and believes the exit will not have a material impact to the condensed consolidated financial statements, expected cash flows or liquidity of the Company. The Company evaluated the recoverability of long-lived and intangible assets as a result of this planned exit, noting no impairment charges. At March 31, 2013, the Company has not incurred any costs associated with the exit of the physical base metals activities, including termination benefits, contract termination costs and other associated costs. The Company believes any additional exit costs will not be material to the condensed consolidated financial statements.
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

Information concerning operations in these segments of business is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2013	2012	2013	2012
Total revenues:
Commodity and Risk Management Services	$13,002.9	$16,872.7	$25,622.7	$34,074.7
Foreign Exchange	16.1	13.0	32.3	30.9
Securities	16.0	10.3	28.9	20.2
Clearing and Execution Services	25.3	25.4	47.7	43.1
Other	53.3	28.0	92.8	73.2
Corporate unallocated	(0.5)	1.6	8.2	(0.7)
Total	$13,113.1	$16,951.0	$25,832.6	$34,241.4
Operating revenues (loss):
Commodity and Risk Management Services	$56.1	$65.7	$116.8	$115.7
Foreign Exchange	16.1	13.0	32.3	30.9
Securities	16.0	10.3	28.9	20.2
Clearing and Execution Services	25.3	25.4	47.7	43.1
Other	4.3	3.6	9.1	6.7
Corporate unallocated	(0.5)	1.6	8.2	(0.7)
Total	$117.3	$119.6	$243.0	$215.9
Net contribution:
(Revenues less cost of sales, clearing and related expenses, variable bonus compensation, introducing broker commissions and interest expense):
Commodity and Risk Management Services	$31.2	$37.0	$71.7	$66.8
Foreign Exchange	10.2	8.6	20.6	20.3
Securities	9.2	5.1	16.1	9.6
Clearing and Execution Services	3.6	3.8	7.2	6.3
Other	2.4	2.6	5.2	4.7
Total	$56.6	$57.1	$120.8	$107.7
Segment income (loss):
(Net contribution less non-variable direct segment costs):
Commodity and Risk Management Services	$12.6	$18.0	$35.3	$31.1
Foreign Exchange	6.9	5.2	14.0	14.2
Securities	4.2	0.8	7.4	1.9
Clearing and Execution Services	0.7	0.7	(0.2)	0.6
Other	1.4	1.3	3.3	2.1
Total	$25.8	$26.0	$59.8	$49.9
Reconciliation of segment income to income from operations, before tax:
Segment income	$25.8	$26.0	$59.8	$49.9
Costs not allocated to operating segments	24.4	22.4	39.6	47.0
Income from operations, before tax	$1.4	$3.6	$20.2	$2.9

(in millions)	As of March 31, 2013	As of September 30, 2012
Total assets:
Commodity and Risk Management Services	$1,511.3	$1,449.2
Foreign Exchange	164.6	124.5
Securities	166.5	88.7
Clearing and Execution Services	1,119.9	1,090.9
Other	76.2	110.8
Corporate unallocated	121.9	94.8
Total	$3,160.4	$2,958.9

Note 18 – Subsequent Event
On May 3, 2013, the Company reached an agreement in which First American Capital and Trading Corp. ("FACT"), has agreed to transfer its customer accounts to INTL FCStone Inc.'s broker-dealer subsidiary, INTL FCStone Securities Inc. Completion of this transaction is subject to certain conditions, including regulatory approval. FACT provides correspondent clearing services to institutional customers directly and through a global network of partners. With its experienced team, FACT services a wide range of customers, including broker-dealers, investment advisors, and fund managers.
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
Recent Events Affecting the Financial Services Industry
On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act created a comprehensive new regulatory regime governing the OTC and listed derivatives markets and their participants by requiring, among other things: centralized clearing of standardized derivatives (with certain stated exceptions); the trading of clearable derivatives on swap execution facilities or exchanges; and registration and comprehensive regulation of new categories of market participants as “swap dealers” and swap “introducing brokers.”  We registered our subsidiary, INTL Hanley LLC, as a swap dealer on December 31, 2012. Most of the rules affecting this business have now been finalized, and external business conduct rules came into effect on May 1, 2013. Nevertheless, some important rules, such as those setting capital and margin requirements, have not been finalized or fully implemented, and it is too early to predict with any degree of certainty how we will be affected. The Company will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act. The legislation and implementing regulations affect not only us, but also many of our customers and counterparties.
Overview
INTL FCStone Inc. and its consolidated subsidiaries form a financial services group, employing 1,099 people in offices in 12 countries as of March 31, 2013. The Company’s services include comprehensive risk management advisory services for commercial customers, execution of listed futures and options-on-futures contracts on all major commodity exchanges, the sale of structured over-the-counter (“OTC”) products in a wide range of commodities, physical trading and hedging of precious and base metals and select other commodities, trading of more than 130 foreign currencies, market-making in international equities, debt origination and asset management.
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
The Company reports its operating segments based on services provided to customers. The Company’s activities are divided into the following functional areas consisting of Commodity and Risk Management Services ("C&RM"), Foreign Exchange, Securities, Clearing and Execution Services ("CES") and Other. Additional information on these functional areas can be found within Note 17 of the Condensed Consolidated Financial Statements.

Executive Summary
The Company experienced a decline in operating revenues during the three months ended March 31, 2013 compared to the corresponding quarter of 2012, however year-to-date results reflect growth in operating revenues and net income compared to the first six months of 2012.
All segments of the Company, with the exception of the C&RM and CES segments experienced revenue growth over both the prior year three month period and year-to-date period. The CES segment experienced revenue growth in the year-to-date period, however was relatively flat compared to the prior year three month period. Both the C&RM and CES segments continue to be constrained by historically low interest rates. During the first six months of 2013, interest income on customer deposits declined modestly, even though average customer assets on deposits, which generate interest income to the Company, increased $220.2 million over the prior year period to $1.5 billion.
The decrease in our core C&RM operating revenues was primarily a result of declines in both exchange-traded and OTC transactional volumes in our soft commodities product line. This product line has been constrained by low volatility and, to a lesser extent, inverted pricing in the agricultural commodity markets, coupled with uncertainty on the part of our customers as to the effect that the Dodd-Frank legislation and related regulations will have on their OTC positions and operations. This decline in C&RM revenues has been tempered by the continued growth in operating revenues generated by the LME metals team, acquired during the first quarter of the prior year. The LME metals team assists its commercial customers in the execution of hedging strategies in the financial base metals markets, and contributed $7.7 million and $15.4 million in operating revenues for the three and six months ended March 31, 2013, respectively. This increase in revenues in the base metals product line was partially offset by a decline in operating revenues in the physical base metals business.
During the quarter ended March 31, 2013, as a result of a change in management strategy within the Company's base metals product line, the Company received Board of Director approval to pursue an exit of its physical base metals business through either a potential sale or orderly liquidation of current open positions. The exit of the physical base metals business will include the sale or liquidation of certain base metals open contract positions and base metals inventory, and the transfer or elimination of the physical base metals trading team and certain operational support personnel. The Company believes the exit of the physical base metals business will be completed by the end of fiscal 2013. The physical base metals business is included in the C&RM Segment. The Company will continue to operate the portion of its base metal business related to non-physical assets.
Operating revenues in our Foreign Exchange segment continued to grow, as the global payments, commercial hedging and prime brokerage businesses increased during both the three and six months ended March 31, 2013, while the foreign exchange arbitrage desk increased revenues in the second quarter of 2013, but continued to lag operating revenues compared to the prior year-to-date period.
The Securities segment continued to show growth, driven by the acquisition of accounts of Tradewire Securities, LLC ("Tradewire Securities"), in the first quarter 2013, and strong revenue growth in the Argentina debt trading business. Operating revenues in our Other segment continued to increase, as revenues in both commodity financing and physical commodity origination business grew compared to the prior year periods.
Overall, net income declined for the three months ended March 31, 2013 compared to the prior year, primarily as a result of the decline in soft commodity product line revenues, as well as an increase in costs associated with the implementation of the Dodd-Frank Act legislation and other regulatory reform, primarily in the form of increased employee related costs. For the six months ended March 31, 2013, net income increased over the prior year, primarily as a result of increased operating revenues in all segments of our business, with the exception of the C&RM segment and the overall effect on industry volumes on the prior year period revenues caused by the MF Global bankruptcy. In addition, during the three months ended December 31, 2012, the Company received the proceeds from the sale of its shares in the LME, following the acquisition of the LME Holdings by the Hong Kong Exchanges & Clearing Limited as well as the proceeds from the sale of its shares in the KCBT, following its acquisition by the CME. In association with the sale of these shares, the Company recognized a $9.2 million gain, which contributed to the increase in operating revenues in the six months ended March 31, 2013.
On December 12, 2012, the Company finalized an agreement to acquire certain institutional accounts from Tradewire Securities, a Miami-based securities broker-dealer servicing customers throughout Latin America and a wholly-owned subsidiary of Tradewire Group Ltd. These accounts were transferred to INTL FCStone Inc.'s broker-dealer subsidiary, INTL FCStone Securities. Tradewire Securities provided global brokerage services to institutions and individual investors directly and through a global network of partners. With its experienced team, Tradewire Securities services a wide range of customers, including hedge funds, pension funds, broker-dealers and banks located in Latin America, Caribbean, North America and Europe.

Selected Summary Financial Information
As discussed in previous filings and elsewhere in this Form 10-Q, U.S. GAAP requires the Company to carry derivatives at fair value but physical commodities inventory at the lower of cost or fair value. These requirements may have a temporary impact on our reported earnings. Under U.S. GAAP, gains and losses on commodities inventory and derivatives which the Company intends to be offsetting are often recognized in different periods. Additionally, in certain circumstances, U.S. GAAP does not require us to reflect changes in estimated values of forward commitments to purchase and sell commodities. In such circumstances, the forward commitments to purchase and sell commodities, which the Company does not reflect within the condensed consolidated balance sheets, do not qualify as a derivative under the Derivatives and Hedging Topic of the ASC.
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

Adjusted Non-GAAP Financial Information (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2013	2012	2013	2012
U.S. GAAP Data (Unaudited):
Operating revenues	$117.3	$119.6	$243.0	$215.9
Income from operations, before tax	$1.4	$3.6	$20.2	$2.9
Net income attributable to INTL FCStone Inc. common stockholders	$1.5	$2.4	$14.8	$2.0
Stockholders' equity			$329.2	$302.2
Adjusted Non-GAAP Data (Unaudited):
Data adjusted (on a marked-to-market basis):
Operating revenues, as stated above	$117.3	$119.6	$243.0	$215.9
Marked-to-market adjustment (non-GAAP)	(0.7)	2.3	(9.9)	(0.9)
Adjusted operating revenues, marked-to-market (non-GAAP)	$116.6	$121.9	$233.1	$215.0
Income from operations, before tax, as stated above	$1.4	$3.6	$20.2	$2.9
Marked-to-market adjustment (non-GAAP)	(0.7)	2.3	(9.9)	(0.9)
Adjusted income from operations, before tax (non-GAAP)	$0.7	$5.9	$10.3	$2.0
Net income attributable to INTL FCStone Inc. common stockholders, as stated above	$1.5	$2.4	$14.8	$2.0
Marked-to-market adjustment (non-GAAP)	(0.7)	2.3	(9.9)	(0.9)
Tax effect at blended rate of 37.5%	0.3	(0.9)	3.7	0.3
Adjusted net income attributable to INTL FCStone Inc. common stockholders (non-GAAP)	$1.1	$3.8	$8.6	$1.4
Stockholders' equity, as stated above			$329.2	$302.2
Cumulative marked-to-market adjustment (non-GAAP)			5.5	7.7
Tax effect at blended rate of 37.5%			(2.1)	(2.9)
Adjusted stockholders' equity (non-GAAP)			$332.6	$307.0
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
Results of Operations
Set forth below is the Company’s discussion of the results of its operations, as viewed by management, for the three and six months ended March 31, 2013 and 2012, respectively. The quarters will be referred to in this discussion as “Q2 2013” and “Q2 2012”, and the six month periods as "YTD 2013" and "YTD 2012". This discussion refers to both U.S. GAAP results and adjusted non-GAAP marked-to-market information, in accordance with the information presented above under the heading 'Adjusted non-GAAP Financial Information'. For the Foreign Exchange, Securities and CES segments, there are no differences between the U.S. GAAP results and the adjusted non-GAAP marked-to-market results. The C&RM and Other segments have differences between the U.S. GAAP results and the adjusted non-GAAP marked-to-market results. However, this means that there are differences between the U.S. GAAP basis and the non-GAAP marked-to-market basis for total operating revenues, total contribution and net income. Please note that any term below that contains the word ‘adjusted’ refers to non-GAAP, marked-to-market information.

Financial Overview (Unaudited)

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2013	% Change	2012	2013	% Change	2012
Operating revenues	$117.3	(2)%	$119.6	$243.0	13%	$215.9
Marked-to-market adjustment (non-GAAP)	(0.7)	n/m	2.3	(9.9)	n/m	(0.9)
Adjusted operating revenues (non-GAAP)	116.6	(4)%	121.9	233.1	8%	215.0
Interest expense	2.9	(19)%	3.6	6.4	12%	5.7
Adjusted net revenues (non-GAAP)	113.7	(4)%	118.3	226.7	8%	209.3
Non-interest expenses	113.0	1%	112.4	216.4	4%	207.3
Adjusted income from operations, before tax (non-GAAP)	$0.7	(88)%	$5.9	$10.3	415%	$2.0
Reconciliation of net revenues from GAAP to adjusted, non-GAAP numbers:
Net revenues	$114.4		$116.0	$236.6		$210.2
Marked-to-market adjustment (non-GAAP)	(0.7)		2.3	(9.9)		(0.9)
Adjusted net revenues (non-GAAP)	$113.7		$118.3	$226.7		$209.3
Reconciliation of income from operations, before tax from GAAP to adjusted, non-GAAP numbers:
Income from operations before income tax	$1.4		$3.6	$20.2		$2.9
Marked-to-market adjustment (non-GAAP)	(0.7)		2.3	(9.9)		(0.9)
Adjusted income from operations, before tax (non-GAAP)	$0.7		$5.9	$10.3		$2.0
Q2 2013 Operating Revenues vs. Q2 2012 Operating Revenues
The Company’s operating revenues under U.S. GAAP for Q2 2013 and Q2 2012 were $117.3 million and $119.6 million, respectively. This decrease in operating revenue was primarily driven by a 15% decline in operating revenue in the C&RM segment driven by lower customer volumes and trading activity, which was partially offset by a 24% increase in the Foreign Exchange segment, a 55% increase in the Securities segment and a 19% increase in the Other segment. The CES segment was relatively flat compared to the prior year period.
Adjusted operating revenues decreased 4% from $121.9 million in Q2 2012 to $116.6 million in Q2 2013, including a 19% decrease in adjusted operating revenues in the C&RM segment partially offset by 31% increase in the Other segment. The only difference between operating revenues and adjusted operating revenues, a non-GAAP measure, was the gross marked-to-market adjustment of $(0.7) million and $2.3 million for Q2 2013 and Q2 2012, respectively. The gross marked-to-market adjustment only affects the adjusted operating revenues in the C&RM, specifically the physical base and precious metals product lines, and the commodity financing and origination product lines in the Other segment. In all other segments, there is no difference in operating and adjusted operating revenues.
Operating revenues and adjusted operating revenues in the C&RM segment decreased in Q2 2013 primarily due to a 26% decrease in OTC contract volumes, primarily driven by decreased activity in Brazil, Mexico and Latin America, as well as a 17% decrease in exchange traded contract volumes as a result of lower volatility and inverted prices in the agricultural commodity markets. These decreases were partially offset by a 42% increase in LME metals team operating revenues, which is part of the base metals product line. Precious metals operating revenues were relatively flat with the prior year period.
Adjusted operating revenues in the precious metals product line decreased in Q2 2013, as a result of a 29% decline in the number of ounces traded, primarily in the Far Eastern and US markets. Adjusted operating revenues in the base metals product line decreased 9% compared to the prior year period, as the gain in LME metals team revenues mentioned above, which represents the financial side of the base metals product line, were more than offset by declines in the physical trading portion of the product line. The decline in physical trading base metals adjusted operating line were primarily driven by a decision to wind down this portion of the business.
Operating revenues in the Foreign Exchange segment in Q2 2013 increased 24% or $3.1 million to $16.1 million compared to the prior year period, as increases in our global payments, customer speculative and foreign exchange arbitrage businesses more than offset a decrease in customer hedging activity.

Operating revenues in the Securities segment increased 55% as compared to the prior year period to $16.0 million in Q2 2013, driven by a 43% increase in the equity market making product line, as a result of the transfer of accounts from Tradewire Securities which contributed $2.4 million in operating revenue in the period. Operating revenues in the debt capital markets product line, increased $3.1 million to $7.4 million in Q2 2013, driven by strong revenue growth in the Argentina debt trading business. Operating revenues in the CES segment in Q2 2013 were relatively flat compared to the prior year period as a 11% decrease in exchange traded volumes was offset by an increase in the average commission rate per contract. Operating revenues and adjusted operating revenues in the Other segment, increased $0.7 million and $1.1 million, respectively, driven by increases in commodity financing and origination revenues. See the Q2 2013 vs. Q2 2012 Segment Analysis for additional information on activity in each of the segments.
In Q2 2013, operating revenues include realized gains of $0.5 million and unrealized losses of $0.5 million on interest rate swap derivative contracts used to manage a portion of our aggregate interest rate position. In Q2 2012, operating revenues included realized gains of $0.6 million on interest rate swap derivative contracts and unrealized gains of $1.1 million on these same derivative contracts. These interest rate swaps are not designated for hedge accounting treatment, and changes in the marked-to-market valuations of these interest rate swaps, which are volatile and can fluctuate from period to period, are recorded in earnings on a quarterly basis. As of March 31, 2013, approximately $400 million in notional principal of interest rate swaps were outstanding with a weighted-average life of 3 months.
YTD 2013 Operating Revenues vs. YTD 2012 Operating Revenues
The Company’s operating revenues under U.S. GAAP for YTD 2013 and YTD 2012 were $243.0 million and $215.9 million, respectively. This increase in operating revenues was driven by growth in every one of our operating segments, including a 43% increase in the Securities segment, a 11% increase in the CES segment, a 36% increase in the Other segment, a 5% increase in the Foreign Exchange segment and 1% in the C&RM segment.
Adjusted operating revenues increased 8% from $215.0 million in YTD 2012 to $233.1 million in YTD 2013, including a 43% increase in adjusted operating revenues in the Other segment and a 7% decline in the C&RM segment. The only difference between operating revenues and adjusted operating revenues, a non-GAAP measure, was the gross marked-to-market adjustment of $(9.9) million for YTD 2013 and $(0.9) million for YTD 2012. The gross marked-to-market adjustment only affects the adjusted operating revenues in the C&RM, specifically the physical base and precious metals product lines, and the commodity financing and origination product lines in the Other segment. In all other segments, there is no difference in operating and adjusted operating revenues.
Operating revenues were affected by and adjusted operating revenues declined compared to the prior year period in the C&RM segment, primarily as a result of a 20% decline in OTC contract volumes in the soft commodities product line, primarily in Brazil and Latin America, which contributed to a $12.7 million decrease in OTC revenues, while exchange traded revenues increased 4%, despite a 8% decrease in exchange-traded volumes in YTD 2013, as the prior year period was affected by lost revenues from customers introduced to MF Global. This decline in soft commodity revenues, were partially offset by a $8.6 million increase in revenues from the LME metals team which is part of the base metals product line. Precious metals operating revenues increased 15% compared to the prior year period as a result of falling precious metal prices.
Adjusted operating revenues in our precious metals product line declined $2.0 million, to $5.5 million as a result of a 31% decline in the number of ounces traded. Adjusted operating revenues in the base metals product line increased 39%, to $17.7 million compared to the prior year period, as the gain in LME metals team revenues mentioned above, which represents the financial side of the base metals product line, more than offset a $3.6 million decline in the physical trading portion of the product line. The decline in physical trading base metals adjusted operating line were primarily a result of the decision to exit this portion of the business.
Operating revenues in the Foreign Exchange segment in YTD 2013 increased 5%, or $1.3 million to $32.3 million, primarily as a result of a $1.4 million increase in commercial hedging activity and slightly higher revenues in the global payments and speculative customer prime brokerage businesses, which were partially offset by a 12% decrease in operating revenues in the foreign exchange arbitrage desk businesses.
Operating revenues in the Securities segment increased by 43% to $28.9 million in YTD 2013, caused by a 19% increase in revenues in the equities market making product line as a result of the transfer of accounts from Tradewire Securities and a $6.1 million, or 94% increase in operating revenues the debt capital markets product line. Operating revenues in the CES segment in YTD 2013 increased 11% over the prior year period primarily as a result of a 5% increase in exchange traded contract volume, as a result of new customers acquired following the bankruptcy filing of MF Global in Q1 2012. Operating revenues and adjusted operating revenues in the Other segment, increased $2.4 million and $2.9 million, respectively, driven primarily by increases in commodity financing and origination revenues. See the YTD 2013 vs. YTD 2012 Segment Analysis for additional information on activity in each of the segments.

In YTD 2013, operating revenues include realized gains of $1.1 million and unrealized losses of $1.0 million on interest rate swap derivative contracts used to manage a portion of our aggregate interest rate position. In YTD 2012, operating revenues included realized gains of $1.6 million and unrealized gains of $0.9 million, respectively, on interest rate swap derivative contracts. These interest rate swaps are not designated for hedge accounting treatment, and changes in the marked-to-market valuations of these interest rate swaps, which are volatile and can fluctuate from period to period, are recorded in earnings on a quarterly basis. As of March 31, 2013, approximately $400 million in notional principal of interest rate swaps were outstanding with a weighted-average life of 3 months.
Q2 2013 Interest expense vs. Q2 2012 Interest expense
Interest expense: Interest expense decreased from $3.6 million in Q2 2012 to $2.9 million in Q2 2013. This decrease in interest expense was due to lower average outstanding borrowings during Q2 2013 compared to during Q2 2012 related to the reduction of base metals activities, partially offset by increased commodity financing and facilitation activities.
YTD 2013 Interest expense vs. YTD 2012 Interest expense
Interest expense: Interest expense increased from $5.7 million in YTD 2012 to $6.4 million in YTD 2013. This increase in interest expense was primarily a result of the increased commodity financing and facilitation activities.
Non-Interest Expenses
The following table shows a summary of our non-interest expenses.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2013	% Change	2012	2013	% Change	2012
NON-INTEREST EXPENSES
Compensation and benefits	$52.0	(6)%	$55.1	$98.7	(2)%	$100.9
Clearing and related expenses	29.1	7%	27.1	54.1	9%	49.8
Introducing broker commissions	9.6	20%	8.0	18.0	30%	13.8
Other non-interest expenses:
Communication and data services	5.8	4%	5.6	11.1	9%	10.2
Occupancy and equipment rental	3.2	19%	2.7	6.1	11%	5.5
Professional fees	3.5	(3)%	3.6	7.2	14%	6.3
Depreciation and amortization	2.3	21%	1.9	4.1	21%	3.4
Bad debts and impairments	(0.3)	200%	(0.1)	0.1	n/m	—
Other expense	7.8	(8)%	8.5	17.0	(2)%	17.4
	22.3	—%	22.2	45.6	7%	42.8
Total non-interest expenses	$113.0	1%	$112.4	$216.4	4%	$207.3
Q2 2013 Non-Interest Expenses vs. Q2 2012 Non-Interest Expenses
Total Non-Interest Expenses: Non-interest expenses increased by 1% from $112.4 million in Q2 2012 to $113.0 million in Q2 2013, as a result of the factors described below.
Compensation and Benefits: Compensation and benefits expense decreased by 6% from $55.1 million to $52.0 million, and represented 46% and 49% of total non-interest expenses in Q2 2013 and Q2 2012, respectively. Total compensation and benefits were 44% of operating revenues and 45% of adjusted operating revenues in Q2 2013, respectively, compared to 46% and 45% in Q2 2012, respectively. The variable portion of compensation and benefits decreased by 17% from $27.4 million in Q2 2012 to $22.8 million in Q2 2013, primarily related to a 4% decrease in adjusted operating revenues. Administrative and executive incentive compensation was $2.7 million in Q2 2013 compared to $3.7 million in Q2 2012.
The fixed portion of compensation and benefits increased 5% from $27.7 million in Q2 2012 to $29.2 million in Q2 2013, primarily related to higher costs across certain employee benefits, including stock-based compensation (discussed further below), health insurance and retirement plans, and to a lesser extent to operational and administrative salary increases. Stock-based compensation includes stock option and restricted stock expense. Stock option expense was $0.5 million in Q2 2013, compared with $0.1 million in Q2 2012. Restricted stock expense includes a proportion of the current year, as well as the previous two years, bonuses allocated to restricted stock awards, as the awards are deferred and expensed ratably over their three year vesting period. Restricted stock expense was $1.4 million in Q2 2013, compared with $1.1 million in Q2 2012. The number of employees increased modestly from 1,095 in the beginning of Q2 2013 to 1,099 at the end of Q2 2013. The number of employees at the end of Q2 2012 was 1,061.
Clearing and Related Expenses: Clearing and related expenses increased by 7% from $27.1 million in Q2 2012 to $29.1 million in Q2 2013. This increase relates primarily to higher ADR conversion fees in the securities activities, transactional charges in the FX business and impacts of the acquisitions of the LME metals team and certain accounts of Tradewire Securities. The increase in clearing and related expenses was partially offset by the 12% decrease in exchange-traded customer volume and 26% decrease in OTC trading volumes in the C&RM segment.
Introducing Broker Commissions: Introducing broker commissions increased by 20% from $8.0 million in Q2 2012 to $9.6 million in Q2 2013. This increase was primarily due to the additional new introducing broker relationships, particularly in our CES segment, opened following the bankruptcy filing of MF Global, as well as the expanded activities of the acquired LME metals team.
Other Non-Interest Expenses: Other non-interest expenses increased from $22.2 million in Q2 2012 to $22.3 million in Q2 2013. Communication and data services expenses increased $0.2 million, primarily due to increases in market information costs following the acquisition of certain accounts of Tradewire Securities, as well as expansion of our FX activities. Occupancy and equipment rental increased $0.5 million, primarily related to office and equipment rental. Depreciation and amortization increased $0.4 million, primarily due to the increase in depreciation of additional technology infrastructure placed into service since Q2 2012.
Other expense decreased $0.7 million, primarily related to the changes in travel and business development costs, which decreased $0.9 million and changes in contingent consideration related to acquisitions, which decreased $0.4 million. The Company recorded expense of $0.4 million and $0.9 million during Q2 2013 and Q2 2012, respectively, related to the revaluation of contingent liabilities related to estimated additional consideration to be paid for business combinations accounted for in accordance with the provisions of the Business Combinations Topic of the ASC.
Provision for Taxes: During the three months ended March 31, 2013, the Company recorded a net decrease to its uncertain tax benefits of $0.4 million, attributed to favorably settled income tax audits, of which $0.3 million impacted the Company's effective tax rate. The effective income tax rate on a U.S. GAAP basis was 0% in Q2 2013, compared with 33% in Q2 2012. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Our effective income tax rate during Q2 2013 was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions and the decrease in uncertain tax benefits.
YTD 2013 Non-Interest Expenses vs. YTD 2012 Non-Interest Expenses
Total Non-Interest Expenses: Non-interest expenses increased by 4% from $207.3 million in YTD 2012 to $216.4 million in YTD 2013, as a result of the factors described below.
Compensation and Benefits: Compensation and benefits expense decreased by 2% from $100.9 million to $98.7 million, and represented 46% and 49% of total non-interest expenses in YTD 2013 and YTD 2012, respectively. Total compensation and benefits were 41% and 42% of operating revenues and adjusted operating revenues in YTD 2013, respectively, compared to 47% and 47% in YTD 2012, respectively. The variable portion of compensation and benefits decreased by 13%, from $48.9 million in YTD 2012 to $42.5 million in YTD 2013, despite the 8% increase in adjusted operating revenues. The variation was principally due to the recording of $9.2 million of non-recurring operating revenues during Q1 2013, related to the disposition of our shares in the LME and the KCBT. These revenues had no direct incentive compensation associated with them. Administrative and executive incentive compensation was $5.5 million in YTD 2013 compared to $6.8 million in YTD 2012.
The fixed portion of compensation and benefits increased 8% from $52.0 million in YTD 2012 to $56.2 million in YTD 2013, primarily as a result of the acquisition of the LME metals team, TRX Futures Limited and certain accounts of Tradewire Securities, operational and administrative compensation increases and higher costs across certain employee benefits, including stock-based compensation (discussed further below), health insurance and retirement plans. Stock-based compensation includes stock option and restricted stock expense. Stock option expense was $1.0 million in YTD 2013, compared with $0.4 million in YTD 2012. Restricted stock expense includes a proportion of the current year, as well as the previous two years, bonuses allocated to restricted stock awards, as the awards are deferred and expensed ratably over their three year vesting period. Restricted stock expense was $2.6 million in YTD 2013, compared with $1.8 million in YTD 2012. The number of employees increased 2% from 1,074 at the end of fiscal 2012 to 1,099 at the end of Q2 2013. The number of employees at the end of Q2 2012 was 1,061.
Clearing and Related Expenses: Clearing and related expenses increased by 9% from $49.8 million in YTD 2012 to $54.1 million in YTD 2013. This increase was primarily due to a 4% increase in exchange-traded customer volume, transactional charges in the FX businesses and impacts of the acquisitions of the LME metals team and certain accounts of Tradewire Securities, partially offset by a 20% decrease in OTC trading volumes in the C&RM segment.
Introducing Broker Commissions: Introducing broker commissions increased by 30% from $13.8 million in YTD 2012 to $18.0 million in YTD 2013. This increase was primarily due to an increase in exchange-traded volumes from our introducing brokers, particularly in our CES segment as several new introducing broker relationships were opened following the bankruptcy filing of MF Global, as well as the acquisition of the LME metals team.
Other Non-Interest Expenses: Other non-interest expenses increased by 7% from $42.8 million in YTD 2012 to $45.6 million in YTD 2013. Communication and data services expenses increased $0.9 million, primarily due to increases in market information expenses and trading software costs following the acquisitions of the LME metals team and certain accounts of Tradewire Securities, as well as expansion of our soft commodities activities. Occupancy and equipment rental increased $0.6 million, primarily related to office rental and related costs. Professional fees increased $0.9 million, related to higher legal costs and other various professional fees. Depreciation and amortization increased $0.7 million, primarily due to the increase in depreciation of additional technology infrastructure and software placed into service since Q2 2012.
Other expense decreased $0.4 million, primarily related to the changes in travel and business development costs, which decreased $1.1 million and changes in contingent consideration related to acquisitions, which decreased $1.0 million. The Company recorded expense of $0.8 million and $1.8 million during YTD 2013 and YTD 2012, respectively, related to the revaluation of contingent liabilities related to estimated additional consideration to be paid for business combinations accounted for in accordance with the provisions of the Business Combinations Topic of the ASC. The Company also accrued additional contingent consideration during YTD 2013 and YTD 2012 of $0.4 million, respectively, related to the acquisition of Globecot, Inc. Other expense also includes an accrual for potential loss contingencies of $1.5 million during YTD 2013. See Note 11 to the Condensed Consolidated Financial Statements.
Provision for Taxes: The effective income tax rate on a U.S. GAAP basis was 27% in YTD 2013, compared with 34% in YTD 2012. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Our effective income tax rate during YTD 2013 was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions and a reduction in uncertain tax benefits.
Variable vs. Fixed Expenses

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions)	2013	% of Total	2012	% of Total	2013	% of Total	2012	% of Total
VARIABLE vs. FIXED EXPENSES
Variable compensation and benefits	$22.8	20%	$27.4	24%	$42.5	20%	$48.9	24%
Variable clearing and related expenses	28.6	25%	26.5	24%	53.1	25%	48.4	23%
Introducing broker commissions	9.6	8%	8.0	7%	18.0	8%	13.8	7%
Total variable expenses	61.0	54%	61.9	55%	113.6	52%	111.1	54%
Fixed expenses	52.3	46%	50.6	45%	102.7	48%	96.2	46%
Bad debts and impairments	(0.3)	—%	(0.1)	—%	0.1	—%	—	—%
Total non-variable expenses	52.0	46%	50.5	45%	102.8	48%	96.2	46%
Total non-interest expenses	$113.0	100%	$112.4	100%	$216.4	100%	$207.3	100%
The Company seeks to make its non-interest expenses variable to the greatest extent possible, and to keep its fixed costs as low as possible. The table above shows an analysis of the Company’s total non-interest expenses for the three and six months ended March 31, 2013 and 2012, respectively.
The Company's variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational employees, clearing and related expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 54% in Q2 2013 compared to 55% in Q2 2012. As a percentage of total non-interest expenses, variable expenses were 52% in YTD 2013 compared to 54% in YTD 2012.

Segment Information
The Company reports its operating segments based on services provided to customers. The following table shows information concerning the Company’s principal business segments.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2013	% Change	2012	2013	% Change	2012
SEGMENT RESULTS
Commodity and Risk Management Services (C&RM)
Operating revenues	$56.1	(15)%	$65.7	$116.8	1%	$115.7
Gross marked-to-market adjustment (non-GAAP)	(1.1)	n/m	2.3	(10.4)	n/m	(0.9)
Adjusted operating revenues (non-GAAP)	55.0	(19)%	68.0	106.4	(7)%	114.8
Interest expense	1.7	(26)%	2.3	3.2	(14)%	3.7
Variable direct expenses	23.2	(12)%	26.4	41.9	(7)%	45.2
Adjusted net contribution (non-GAAP)	30.1	(23)%	39.3	61.3	(7)%	65.9
Non-variable direct expenses	18.6	(2)%	19.0	36.4	2%	35.7
Adjusted segment income (non-GAAP)	11.5	(43)%	20.3	24.9	(18)%	30.2
Foreign Exchange
Operating revenues	$16.1	24%	$13.0	$32.3	5%	$30.9
Interest expense	0.1	(50)%	0.2	0.3	(25)%	0.4
Variable direct expenses	5.8	38%	4.2	11.4	12%	10.2
Net contribution	10.2	19%	8.6	20.6	1%	20.3
Non-variable direct expenses	3.3	(3)%	3.4	6.6	8%	6.1
Segment income	6.9	33%	5.2	14.0	(1)%	14.2
Securities
Operating revenues	$16.0	55%	$10.3	$28.9	43%	$20.2
Interest expense	0.3	200%	0.1	0.6	200%	0.2
Variable direct expenses	6.5	27%	5.1	12.2	17%	10.4
Net contribution	9.2	80%	5.1	16.1	68%	9.6
Non-variable direct expenses	5.0	16%	4.3	8.7	13%	7.7
Segment income	4.2	425%	0.8	7.4	289%	1.9
Clearing & Execution Services (CES)
Operating revenues	$25.3	—%	$25.4	$47.7	11%	$43.1
Interest expense	0.2	100%	0.1	0.3	50%	0.2
Variable direct expenses	21.5	—%	21.5	40.2	10%	36.6
Net contribution	3.6	(5)%	3.8	7.2	14%	6.3
Non-variable direct expenses	2.9	(6)%	3.1	7.4	30%	5.7
Segment income (loss)	0.7	—%	0.7	(0.2)	n/m	0.6
Other
Operating revenues	$4.3	19%	$3.6	$9.1	36%	$6.7
Gross marked-to-market adjustment (non-GAAP)	0.4	n/m	—	0.5	n/m	—
Adjusted operating revenues (non-GAAP)	4.7	31%	3.6	9.6	43%	6.7
Interest expense	0.5	67%	0.3	1.4	133%	0.6
Variable direct expenses	1.4	100%	0.7	2.5	79%	1.4
Adjusted net contribution (non-GAAP)	2.8	8%	2.6	5.7	21%	4.7
Non-variable direct expenses	1.0	(23)%	1.3	1.9	(27)%	2.6
Adjusted segment income (non-GAAP)	1.8	38%	1.3	3.8	81%	2.1

(continued)
	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2013	% Change	2012	2013	% Change	2012
Total Segment Results
Operating revenues	$117.8	—%	$118.0	$234.8	8%	$216.6
Gross marked-to-market adjustment (non-GAAP)	(0.7)	n/m	2.3	(9.9)	n/m	(0.9)
Adjusted operating revenues (non-GAAP)	117.1	(3)%	120.3	224.9	4%	215.7
Interest expense	2.8	(7)%	3.0	5.8	14%	5.1
Variable direct expenses	58.4	1%	57.9	108.2	4%	103.8
Adjusted net contribution (non-GAAP)	55.9	(6)%	59.4	110.9	4%	106.8
Non-variable direct expenses	30.8	(1)%	31.1	61.0	6%	57.8
Adjusted segment income (non-GAAP)	$25.1	(11)%	$28.3	$49.9	2%	$49.0
Reconciliation of C&RM net contribution from GAAP to adjusted, non-GAAP numbers:
Total C&RM net contribution	$31.2		$37.0	$71.7		$66.8
Gross marked-to-market adjustment (non-GAAP)	(1.1)		2.3	(10.4)		(0.9)
C&RM adjusted net contribution (non-GAAP)	$30.1		$39.3	$61.3		$65.9
Reconciliation of C&RM segment income from GAAP to adjusted, non-GAAP numbers:
Total C&RM segment income	$12.6		$18.0	$35.3		$31.1
Gross marked-to-market adjustment (non-GAAP)	(1.1)		2.3	(10.4)		(0.9)
C&RM adjusted segment income (non-GAAP)	$11.5		$20.3	$24.9		$30.2
Reconciliation of Other net contribution from GAAP to adjusted, non-GAAP numbers:
Total Other net contribution	$2.4		$2.6	$5.2		$4.7
Gross marked-to-market adjustment (non-GAAP)	0.4		—	0.5		—
Other adjusted net contribution (non-GAAP)	$2.8		$2.6	$5.7		$4.7
Reconciliation of Other segment income from GAAP to adjusted, non-GAAP numbers:
Total Other segment income	$1.4		$1.3	$3.3		$2.1
Gross marked-to-market adjustment (non-GAAP)	0.4		—	0.5		—
Other adjusted segment income (non-GAAP)	$1.8		$1.3	$3.8		$2.1
Reconciliation of total operating revenues from GAAP to adjusted, non-GAAP numbers:
Total operating revenues	$117.3		$119.6	$243.0		$215.9
Gross marked-to-market adjustment (non-GAAP)	(0.7)		2.3	(9.9)		(0.9)
Operating revenue not assigned to a segment	0.5		(1.6)	(8.2)		0.7
Adjusted segment operating revenues (non-GAAP)	$117.1		$120.3	$224.9		$215.7
Reconciliation of net contribution from GAAP to adjusted, non-GAAP numbers:
Total net contribution	$56.6		$57.1	$120.8		$107.7
Gross marked-to-market adjustment (non-GAAP)	(0.7)		2.3	(9.9)		(0.9)
Adjusted net contribution (non-GAAP)	$55.9		$59.4	$110.9		$106.8
Reconciliation of segment income from GAAP to adjusted, non-GAAP numbers:
Total segment income	$25.8		$26.0	$59.8		$49.9
Gross marked-to-market adjustment (non-GAAP)	(0.7)		2.3	(9.9)		(0.9)
Adjusted segment income (non-GAAP)	$25.1		$28.3	$49.9		$49.0

Q2 2013 vs. Q2 2012 Segment Analysis
The net contribution of all the Company’s business segments decreased 1% from $57.1 million in Q2 2012 to $56.6 million in Q2 2013. The adjusted net contribution of all the Company’s business segments decreased 6% from $59.4 million in Q2 2012 to $55.9 million in Q2 2013 .
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
Total segment income decreased 1% from $26.0 million in Q2 2012 to $25.8 million in Q2 2013. Total adjusted segment income increased 11% from $28.3 million in Q2 2012 to $25.1 million in Q2 2013.
Segment income is calculated as net contribution less non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational employee compensation and benefits, communication and data services, business development, professional fees, bad debt expense, trade errors and direct marketing expenses.
Commodity and Risk Management Services – Operating revenues under U.S. GAAP decreased from $65.7 million in Q2 2012 to $56.1 million in Q2 2013. Adjusted operating revenues decreased by 19% from $68.0 million in Q2 2012 to $55.0 million in Q2 2013. Operating revenues within this segment are primarily from the soft commodities, precious metals and base metals product lines.
Within the soft commodities product line, operating revenues decreased 21% from $54.2 million in Q2 2012 to $42.8 million in Q2 2013. Exchange-traded contract volumes decreased 17% and OTC contract volumes decreased 26%, respectively over the prior year period, which includes primarily agricultural and energy commodities. The decrease in exchange traded contract volumes, primarily driven by lower volatility and the effect on customer demand, of inverted prices in agricultural commodities, contributed to a decrease of 3%, or $0.5 million in commission and clearing fee revenues compared to the prior year period. The decline in OTC contract volumes, primarily in Brazil and Latin America, contributed to a $10.8 million decrease in overall OTC revenues. Interest income increased 16% from the prior year period to $1.0 million, as the average level of exchange traded customers deposits increased 2% to $0.9 billion in Q2 2013.
Precious metals operating revenues decreased from $3.2 million in Q2 2012 to $3.1 million in Q2 2013. Precious metals adjusted operating revenues decreased from $3.4 million in Q2 2012 to $2.8 million in Q2 2013. Both operating revenues and adjusted operating revenues declined from the prior year period primarily as a result of a 29% decline in the number of ounces traded, primarily in the Far Eastern and U.S. markets, partially offset by increases in Dubai.
Base metals operating revenues increased from $8.4 million in Q2 2012 to $10.2 million in Q2 2013, primarily driven by an increase from the LME metals team, which was partially offset by lower revenues in the physical base metals business. Base metals adjusted operating revenues decreased from $10.5 million in Q2 2012 to $9.5 million in Q2 2013. This decrease was primarily as a result of the decision to exit the physical base metals business, which was partially offset by the increase in revenues from the LME metals team. The LME metals team's operating revenues, increased $2.3 million, or 42% to $7.7 million in Q2 2013 compared to the prior year period.
Segment income decreased from $18.0 million in Q2 2012 to $12.6 million in Q2 2013. Adjusted segment income decreased from $20.3 million to $11.5 million. Variable expenses expressed as a percentage of operating revenues increased from 40% to 41%. Variable expenses expressed as a percentage of adjusted operating revenues increased from 39% to 42%, year-over-year. These increases were primarily attributable to an increase in clearing and related expenses and introducing broker commissions.
Foreign exchange trading – Operating revenues increased by 24% from $13.0 million in Q2 2012 to $16.1 million in Q2 2013. The operating revenues in the Company’s global payments product line increased 8% from $8.6 million in Q2 2012 to $9.3 million in Q2 2013. Operating revenues increased primarily as a result of a 3% increase in the volume of trades combined with a slight widening of spreads compared to the prior year period.
The customer speculative foreign exchange product line operating revenues increased $0.5 million to $2.3 million in Q2 2013 compared to Q2 2012, primarily as a result of increased revenues in our London operations. Operating revenues from customer hedging activity increased 26% from the prior year period to $2.0 million, primarily driven by an increase of hedging activity by customers of our Brazil operations. The proprietary foreign exchange arbitrage desk, which arbitrages the cash versus the exchange traded markets, experienced a 128% increase in operating revenues to $2.5 million primarily as a result of an increase in arbitrage opportunities in the exchange traded foreign exchange markets.
Segment income increased 33% from $5.2 million in Q2 2012 to $6.9 million in Q2 2013. Variable expenses expressed as a percentage of operating revenues increased from 32% to 36%, primarily as a result of the change in mix of revenues in the current period.

Securities – Operating revenues increased by 55% from $10.3 million in Q2 2012 to $16.0 million in Q2 2013. Operating revenues in the equities market-making product line increased by 43% from $6.0 million in Q2 2012 to $8.6 million in Q2 2013, primarily as a result of the late first quarter 2013 transfer of accounts from Tradewire Securities, which contributed $2.4 million in operating revenues in the current period.
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
Operating revenues in the debt capital markets product line increased from $4.3 million in Q2 2012 to $7.4 million in Q2 2013. This increase in operating revenues was a result of a $2.8 million increase in debt trading revenues, to $5.2 million in Q2 2013 and a $0.4 million increase in debt origination revenues to $2.3 million. The increase in debt trading revenues was a result of a 106% growth, or $2.3 million in Argentina debt trading operations compared to the prior year period. The debt capital markets product line is business focuses on a wide range of services including the arranging and placing of debt issues, merger and acquisition advisory services and asset backed securitization as well as debt trading in the international markets.
Segment income increased from $0.8 million in Q2 2012 to $4.2 million in Q2 2013, primarily as a result of the transfer of accounts from Tradewire Securities, LLC and the increase in operating revenue in the debt capital markets product line. Variable expenses expressed as a percentage of operating revenues were 41% in Q2 2013 compared to 50% in Q2 2012.
Clearing and execution services – Operating revenues decreased $0.1 million from $25.4 million in Q2 2012 to $25.3 million in Q2 2013. Operating revenues are primarily generated from two sources: commission and clearing fee revenues from the execution and clearing of exchange-traded futures and options on futures contracts, and interest income derived from cash balances in our customers’ accounts.
Commission and clearing fee revenues were relatively flat at $24.4 million in Q2 2013, despite a 11% decrease in exchange-traded volumes driven by low market volatility, as our average rate per contract improved over the prior year period. Interest income declined 33% to $0.4 million in Q2 2013 as a result of lower short term interest rates, despite a 18% increase in average customer deposits to $660.5 million.
Segment income was flat at $0.7 million in Q2 2013 compared to the prior year period. Variable expenses as a percentage of operating revenues were 85% in both Q2 2013 and the prior year comparable period and are primarily clearing and related expenses.
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
Operating revenues increased from $3.6 million in Q2 2012 to $4.3 million in Q2 2013. Adjusted operating revenues increased from $3.6 million in Q2 2012 to $4.7 million for Q2 2013. Assets under management as of March 31, 2013 were $395 million compared with $466 million as of March 31, 2012. The decrease was due primarily to the sale of our ownership interest in subsidiary, Gletir Agente De Valores S.A., see Note 16 to the Condensed Consolidated Financial Statements. Operating revenues in the asset management product line decreased $0.1 million to $2.0 million in Q2 2013 as compared to Q2 2012. Operating revenues in the commodity financing and physical commodity origination product line increased $1.0 million to $2.3 million in Q2 2013, while adjusted operating revenues increased $1.2 million to $2.7 million in Q2 2013, both of which were primarily related to an increase in both commodity financing arrangements and commodity origination sales.
Segment income increased from $1.3 million in Q2 2012 to $1.4 million in Q2 2013. Adjusted segment income increased from $1.3 million in Q2 2012 to $1.8 million in Q2 2013.
YTD 2013 vs. YTD 2012 Segment Analysis
The net contribution of all the Company’s business segments increased 12% from $107.7 million in YTD 2012 to $120.8 million in YTD 2013. The adjusted net contribution of all the Company’s business segments increased 4% from $106.8 million in YTD 2012 to $110.9 million in YTD 2013 .
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
Total segment income increased 20% from $49.9 million in YTD 2012 to $59.8 million in YTD 2013. Total adjusted segment income increased 2% from $49.0 million in YTD 2012 to $49.9 million in YTD 2013.
Segment income is calculated as net contribution less non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational employee compensation and benefits, communication and data services, business development, professional fees, bad debt expense, trade errors and direct marketing expenses.
Commodity and Risk Management Services – Operating revenues under U.S. GAAP increased from $115.7 million in YTD 2012 to $116.8 million in YTD 2013. Adjusted operating revenues decreased by 7% from $114.8 million in YTD 2012 to $106.4 million in YTD 2013. Operating revenues within this segment are primarily from the soft commodities, precious metals and base metals product lines.
Within the soft commodities product line, operating revenues decreased 12% from $94.6 million in YTD 2012 to $83.3 million in YTD 2013. Exchange-traded contract volumes decreased 8% and OTC contract volumes decreased 20%, respectively, over the prior year comparative period, which includes primarily agricultural and energy commodities. Despite the decline in exchange traded contract volumes, primarily driven by lower volatility and the effect on customer demand, of inverted prices in agricultural commodities, commission and clearing fee revenues increased 4% or $1.2 million compared to the prior year period. Exchange traded commission and clearing fee revenues in YTD 2012 were affected by lost revenues from clients previously introduced by RMI and Hencorp Futures to MF Global. The majority of the clients previously introduced to MF Global have subsequently opened accounts directly with FCStone LLC. The decline in OTC contract volumes, primarily in Brazil and Latin America, contributed to a $12.7 million decrease in overall OTC revenues. Interest income decreased 2% to $2.4 million compared to the prior year period, despite a 12% increase in the average level of customer deposits to $970.2 million as a result of lower short term interest rates.
Precious metals operating revenues increased from $7.2 million in YTD 2012 to $8.3 million in YTD 2013, primarily as a result of falling precious metal prices. Precious metals adjusted operating revenues decreased from $7.5 million in YTD 2012 to $5.5 million in YTD 2013, primarily as a result of a 31% decrease in the number of ounces traded primarily in the Far Eastern markets.
Base metals operating revenues increased from $13.9 million in YTD 2012 to $25.1 million in YTD 2013. Base metals adjusted operating revenues increased from $12.7 million in YTD 2012 to $17.7 million in YTD 2013. These increases were due to an $8.6 million increase in operating revenues from the LME metals team. The LME metals team contributed $15.4 million in operating revenues in YTD 2013. This increase was partially offset by a $3.6 million decline in adjusted operating revenues from the physical base metals business as a result of the decision to exit this business.
Segment income increased from $31.1 million in YTD 2012 to $35.3 million in YTD 2013. Adjusted segment income decreased from $30.2 million to $24.9 million. Variable expenses expressed as a percentage of adjusted operating revenues were 39% in both YTD 2012 and YTD 2013.
Foreign exchange trading – Operating revenues increased by 5% from $30.9 million in YTD 2012 to $32.3 million in YTD 2013. The operating revenues in the Company’s global payments product line increased from $19.2 million in YTD 2012 to $19.4 million in YTD 2013. This increase was driven by a 4% increase in the volume of trades in the Company’s global payments product line as the Company continued to benefit from an increase in financial institutions and other customers as well as our ability to offer an electronic transaction order system to our customers.
The customer speculative foreign exchange product line operating revenues increased from $4.2 million in YTD 2012 to $4.4 million in YTD 2013. Operating revenues from customer hedging activity increased 54% from the prior year period to $4.1 million, primarily driven by an increase of hedging activity by customers of our Brazil operations. The proprietary foreign exchange arbitrage desk, which arbitrages the cash versus the exchange traded markets, experienced a 12% decrease in operating revenues to $4.4 million.
Segment income decreased 1% from $14.2 million in YTD 2012 to $14.0 million in YTD 2013. Variable expenses expressed as a percentage of operating revenues increased from 33% to 35%, primarily as a result of the change in mix of revenues in the current period.
Securities – Operating revenues increased by 43% from $20.2 million in YTD 2012 to $28.9 million in YTD 2013. Operating revenues in the equities market-making product line increased 19% from the prior year period to $16.3 million, primarily as a result of the late first quarter 2013 transfer of accounts from Tradewire Securities, LLC, which contributed $2.6 million in operating revenues in YTD 2013.
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
Operating revenues in the debt capital markets product line increased from $6.5 million in YTD 2012 to $12.6 million in YTD 2013. This increase in operating revenues was a result of a $4.1 million increase in debt trading revenues, to $7.6 million in YTD 2013 and a $2.1 million increase in debt origination revenues to $5.0 million. The increase in debt trading revenues was a driven by strong growth in Argentina debt trading operations. This business focuses on a wide range of services including the arranging and placing of debt issues, merger and acquisition advisory services and asset backed securitization as well as debt trading in the international markets.
Segment income increased 289%, from $1.9 million in YTD 2012 to $7.4 million in YTD 2013, primarily as a result of the increase in operating revenues. Variable expenses expressed as a percentage of operating revenues decreased from 51% to 42%.
Clearing and execution services – Operating revenues increased 11% from $43.1 million in YTD 2012 to $47.7 million in YTD 2013. Operating revenues are primarily generated from two sources: commission and clearing fee revenues from the execution and clearing of exchange-traded futures and options on futures contracts, and interest income derived from cash balances in our customers’ accounts.
Commission and clearing fee revenues increased 12% to $46.1 million in YTD 2013, as a result of a 5% increase in exchange-traded volumes. This increase was primarily attributable to accounts transferred to the Company from MF Global during Q1 2012, including a large introducing broker whose clients generally have higher volumes and lower rates per contract than the average client in this segment. Interest income declined 41% to $0.7 million in YTD 2013, despite a 20% growth in average customer deposits to $669.3 million as a result of lower short term interest rates.
Segment profitability declined with a segment loss of $0.2 million in YTD 2013 compared to segment income of $0.6 million in YTD 2012, primarily as a result of an $1.5 million loss contingency accrued in Q1 2013 as well as an increase in clearing and related expenses and introducing broker commissions. Variable expenses as a percentage of operating revenues decreased from 85% to 84% and are primarily clearing and related expenses.
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
Operating revenues increased from $6.7 million in YTD 2012 to $9.1 million in YTD 2013. Adjusted operating revenues increased from $6.7 million in YTD 2012 to $9.6 million in YTD 2013. Assets under management as of March 31, 2013 were $395 million compared with $466 million as of March 31, 2012. The decrease was due primarily to the sale of our ownership interest in subsidiary, Gletir Agente De Valores S.A., see Note 16 to the Condensed Consolidated Financial Statements. Operating revenues in the asset management product line increased $0.4 million to $3.8 million in YTD 2013. Operating revenues in the commodity financing and physical commodity origination product line increased 75% to $5.8 million in YTD 2013, primarily related to an increase in both commodity financing arrangements and commodity origination sales.
Segment income increased from $2.1 million in YTD 2012 to $3.3 million in YTD 2013. Adjusted segment income increased from $2.1 million in YTD 2012 to $3.8 million in YTD 2013.

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
As of March 31, 2013, the Company had total equity capital of $329.2 million and outstanding bank loans of $226.0 million.
A substantial portion of the Company’s assets are liquid. As of March 31, 2013, approximately 93% of the Company’s assets consisted of cash; deposits and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory, at the lower of cost or fair value. All assets that are not customer and counterparty deposits are financed by the Company’s equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased, and other payables.
During the quarter ended March 31, 2013, as a result of a change in management strategy within the Company's base metals product line, the Company received Board of Director approval to pursue an exit of its physical base metals business through either a potential sale or orderly liquidation of current open positions. The exit of the physical base metals business will include the sale or liquidation of certain base metals open contract positions and base metals inventory, and the transfer or elimination of the physical base metals trading team and certain operational support personnel. The Company believes the exit of the physical base metals business will be completed by the end of fiscal 2013. The physical base metals business is included in the C&RM Segment. The Company will continue to operate the portion of its base metal business related to non-physical assets.
The Company has considered the impact of the exit of the physical base metals business on the Company's financial position, future operating results and liquidity, and believes the exit will not have a material impact to the condensed consolidated financial statements, expected cash flows or liquidity of the Company. The Company evaluated the recoverability of long-lived and intangible assets as a result of this planned exit, noting no impairment charges. At March 31, 2013, the Company has not incurred any costs associated with the exit of the physical base metals activities, including termination benefits, contract termination costs and other associated costs. The Company believes any additional exit costs will not be material to the condensed consolidated financial statements.
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
Information related to bad debt expense, net of recoveries, for the three and six months ended March 31, 2013 and 2012 can be found within Note 5 of the Condensed Consolidated Financial Statements.

Primary Sources and Uses of Cash
The Company’s assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and the growth of the Company. The Company’s total assets as of March 31, 2013 and September 30, 2012, were $3,160.4 million and $2,958.9 million, respectively. The Company’s operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. FCStone, LLC, our FCM subsidiary, occasionally uses its margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from our customers.
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
As of March 31, 2013, $142.0 million of cash, cash equivalent and available-for-sale investment securities was held by our foreign subsidiaries. If these funds are needed for operations in the United States, the Company would be required to accrue and pay U.S. taxes to repatriate these funds, up to the amount of undistributed foreign earnings of $145.9 million. However, our intent is to indefinitely reinvest these funds outside of the U.S., and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
As of March 31, 2013, approximately $18.3 million of the Company’s financial instruments owned and $7.8 million of financial instruments sold, not yet purchased, are exchangeable foreign equities and ADRs.
The Company has four committed bank credit facilities, currently totaling $355 million, of which $226.0 million was outstanding as of March 31, 2013. On March 28, 2013, the Company added $10 million of committed funds to its syndicated loan facility, increasing the total commitment amount to $105 million. On April 30, 2013, the Company's subsidiary, INTL Commodities Inc. reduced the committed funds in its syndicated loan facility from $140 million to $100 million. In conjunction with the decision to wind down the physical base metals business, we do not believe the decrease in the commitment amount will have a significant impact on the operations of the Company. Additional information regarding the committed bank credit facilities can be found within Note 9 of the Condensed Consolidated Financial Statements.
The majority of the Company’s committed credit facilities are scheduled to expire during fiscal 2013 or shortly thereafter. The Company is currently in discussions with current and potential lenders to renew, extend or rearrange these facilities. While there is no guarantee that the Company will be successful in renewing, extending or rearranging these agreements as they expire, based on the Company's liquidity position and capital structure, the Company believes it will be able to do so. At this time, the Company is unable to determine the duration, applicable interest rates or other costs associated with the renewal or replacement of these facilities.
The Company’s credit agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum net worth, minimum working capital, minimum regulatory capital, minimum net unencumbered liquid assets, minimum equity, minimum interest coverage and leverage ratios and maximum net loss. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of March 31, 2013, the Company and its subsidiaries were in compliance with all of its financial covenants under the outstanding facilities.
On May 3, 2013, the Company reached an agreement in which First American Capital and Trading Corp. ("FACT"), has agreed to transfer its customer accounts to INTL FCStone Inc.'s broker-dealer subsidiary, INTL FCStone Securities Inc. Completion of this transaction is subject to certain conditions, including regulatory approval. FACT provides correspondent clearing services to institutional customers directly and through a global network of partners. With its experienced team, FACT services a wide range of customers, including broker-dealers, investment advisors, and fund managers.
On December 12, 2012, the Company finalized an agreement to acquire certain institutional accounts from Tradewire Securities, a Miami-based securities broker-dealer servicing customers throughout Latin America and a wholly-owned subsidiary of Tradewire Group Ltd. These accounts were transferred to INTL FCStone Inc.'s broker-dealer subsidiary, INTL FCStone Securities. Tradewire Securities provided global brokerage services to institutions and individual investors directly and through a global network of partners. The consideration to be paid for the acquisition of institutional accounts from

Tradewire Securities consists of three annual contingent payments and a final contingent payment. Additionally, as part of the transaction, the Company hired more than 20 professional staff from Tradewire Securities, LLC's securities broker-dealer business based in Miami, Florida.
The Company also has contingent liabilities relating to several acquisitions it has completed since April 2010. See Note 11 to the Condensed Consolidated Financial Statements for additional information on these contingent liabilities. Under the terms of the purchase agreements, the Company has obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings. The contingent liabilities for these estimated additional purchase price considerations total $18.4 million as of March 31, 2013, and are included within ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets. The Company estimates cash payments during the remainder of fiscal 2013, related to these contingent liabilities, to be $13.1 million.
The Company contributed $2.1 million to its defined benefit pension plans during the six months ended March 31, 2013, and expects to contribute $0.8 million to the plans during the remainder of fiscal 2013, which represents the minimum funding requirement.
Other Capital Considerations
The Company's activities are subject to various significant governmental regulations and capital adequacy requirements, both in the United States and overseas. Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
The subsidiaries of the Company are in compliance with all of their capital regulatory requirements as of March 31, 2013. Additional information on these net capital and minimum net capital requirements can be found within Note 12 of the Condensed Consolidated Financial Statements.
The Dodd-Frank Act created a comprehensive new regulatory regime governing the OTC and listed derivatives markets and their participants by requiring, among other things: centralized clearing of standardized derivatives (with certain stated exceptions); the trading of clearable derivatives on swap execution facilities or exchanges; and registration and comprehensive regulation of new categories of market participants as “swap dealers” and swap “introducing brokers.”  We registered our subsidiary, INTL Hanley LLC, as a swap dealer on December 31, 2012. Most of the rules affecting this business have now been finalized, and external business conduct rules came into effect on May 1, 2013. Nevertheless, some important rules, such as those setting capital and margin requirements, have not been finalized or fully implemented, and it is too early to predict with any degree of certainty how we will be affected.
Cash Flows
The Company’s cash and cash equivalents increased from $236.3 million as of September 30, 2012 to $262.0 million as of March 31, 2013, a net increase of $25.7 million. Net cash of $14.1 million was provided by operating activities, $7.1 million was provided by investing activities and net cash of $5.2 million was provided by financing activities, of which $7.7 million was borrowed from lines of credit and increased the amounts payable to lenders under loans. Fluctuations in exchange rates decreased the Company’s cash and cash equivalents by $0.7 million.
In the commodities industry, companies report trading activities in the operating section of the statement of cash flows. Due to the daily price volatility in the commodities market, as well as changes in margin requirements, fluctuations in the balances of deposits held at various exchanges, marketable securities and customer commodity accounts may occur from day-to-day. A use of cash, as calculated on the consolidated statement of cash flows, includes unrestricted cash transferred and pledged to the exchanges or guarantee funds. These funds are held in interest-bearing deposit accounts at the exchanges, and based on daily exchange requirements, may be withdrawn and returned to unrestricted cash. Additionally, within our OTC and Forex operations, cash deposits received from customers are reflected as cash provided from operations. Subsequent transfer of these cash deposits to counterparties or exchanges to margin their open positions will be reflected as an operating use of cash to the extent the transfer occurs in a different period than the cash deposit was received.
The Company is continuously evaluating opportunities to expand its business. For the six months ended March 31, 2013, the Company made $0.3 million in payments, included in financing activities, relating to earn-outs on acquisitions. See Note 16 to the Condensed Consolidated Financial Statements for information on current year acquisitions. Investing activities include $3.1 million in capital expenditures for property, plant and equipment in YTD 2013, compared to $5.8 million in YTD 2012. Continuing expansion of the Company’s activities will require funding and will have an effect on liquidity.
In November 2012, the Company's Board of Directors authorized a repurchase plan in which the Company may repurchase up to 1.5 million shares of its outstanding common stock. This replaced the Company's prior August 2011 plan which had authorized the repurchase of up to 1.0 million shares. During YTD 2013, the Company repurchased 110,018 shares of its outstanding common stock in open market transactions, for an aggregate purchase price of $2.0 million.
Apart from what has been disclosed above, there are no known trends, events or uncertainties that have had or are likely to have a material impact on the liquidity, financial condition and capital resources of the Company.
Commitments
Information about the Company’s commitments and contingent liabilities is contained in Note 11 of the Condensed Consolidated Financial Statements.
Off Balance Sheet Arrangements
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and futures commission merchant and from its market-making and proprietary trading in the foreign exchange and commodities trading business. As part of these activities, the Company carries short positions. For example, it sells financial instruments that it does not own, borrows the financial instruments to make good delivery, and therefore is obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. The Company has recorded these obligations in the condensed consolidated financial statements as of March 31, 2013 and September 30, 2012, at fair value of the related financial instruments, totaling $237.4 million and $175.4 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in the Company’s condensed consolidated balance sheets within ‘financial instruments owned, at fair value’, and ‘physical commodities inventory'. The Company will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to March 31, 2013, which might be partially or wholly offset by gains in the value of assets held as of March 31, 2013. The total of $237.4 million and $175.4 million includes a net liability of $39.4 million and $44.6 million for derivatives, based on their fair value as of March 31, 2013 and September 30, 2012, respectively.
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
The Company is a member of various commodity exchanges and clearing organizations. Under the standard membership agreement, all members are required to guarantee the performance of other members and, accordingly, in the event another member is unable to satisfy its obligations to the exchange, may be required to fund a portion of the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the condensed consolidated balance sheets as of March 31, 2013 and September 30, 2012, respectively.
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

Management believes that the volatility of revenues is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of the Company’s daily revenue, determined on a marked-to-market basis, during the six months ended March 31, 2013.

MTM Revenue in Chart
60
50
40
30
20
10
0
Days
11
11
42
50
15
4
1
$0 to $500
$500 to $1,000
$1,000 to $1,500
$1,500 to $2,000
$2,000 to $2,500
$2,500 to $3,000
$3,500 to $4,000
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
Since mid-2010, we have employed an interest rate risk management strategy, under which we use derivative financial instruments in the form of interest rate swaps to manage a portion of our aggregate interest rate position. Our objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap the resulting variable interest earnings into a medium-term interest stream when a sufficient interest rate spread exists between the two durations, by using a strip of interest rate swaps that mature every quarter, and enable us to achieve the two year moving average of the two year swap rate. In Q2 2013, operating revenues include realized gains of $0.5 million and unrealized losses of $0.5 million on interest rate swap derivative contracts used to manage a portion of our aggregate interest rate position. In Q2 2012, operating revenues included realized gains of $0.6 million and unrealized gains of $1.1 million, respectively, on interest rate swap derivative contracts. These interest rate swaps are not designated for hedge accounting treatment, and changes in the fair values of these interest rate swaps, which are volatile and can fluctuate from period to period, are recorded in earnings on a quarterly basis. As of March 31, 2013, approximately $400 million in notional principal of interest rate swaps were outstanding with a weighted-average life of 3 months.
We manage interest expense using floating rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. Refer to Note 4 to the Condensed Consolidated Financial Statements for information on the interest rate swap transactions. The debt instruments are carried at their unpaid principal balance which approximates fair value. All of the Company's outstanding debt as of March 31, 2013, has a variable interest rate.
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, the Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2013. The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2013.
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
There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As of March 31, 2013 and September 30, 2012, the condensed consolidated balance sheets include loss contingency accruals recorded prior to September 30, 2012 and during the six months ended March 31, 2013, which are not material, individually or in the aggregate, to the Company's financial position or liquidity. During the six months ended March 31, 2013, the Company recognized an expense accrual related to loss contingencies of $1.5 million. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, and in addition to the possible losses discussed below, is not likely to be material to our earnings, financial position, or liquidity.
The following is a summary of significant legal matters involving the Company.
Securities Litigation and Regulatory Proceedings
FCStone and certain officers of FCStone were named as defendants in an action filed in the United States District Court for the Western District of Missouri in July 2008. A consolidated amended complaint ("CAC") was subsequently filed in September 2009. As alleged in the CAC, the action purports to be brought as a class action on behalf of purchasers of FCStone common stock between November 15, 2007 and February 24, 2009. The CAC seeks to hold defendants liable under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and concerns disclosures included in FCStone's fiscal year 2008 public filings. Specifically, the CAC relates to FCStone's public disclosures regarding an interest rate hedge, a bad debt expense arising from unprecedented events in the cotton trading market, and certain disclosures beginning on November 3, 2008 related to losses it expected to incur arising primarily from a customer energy trading account. FCStone and the named officers moved to dismiss the action. The parties to the litigation reached an agreement in principle to settle this matter during May 2012. The proposed settlement would be at no cost to the Company after consideration of expected insurance coverage, and is subject to approval by the court. The terms of the settlement are expected to be presented to the court for approval on July 16, 2013.
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
In July 2009, a purported shareholder class action complaint was filed against FCStone and its directors, as well as the Company in the Circuit Court of Clay County, Missouri. The complaint alleged that FCStone and its directors breached their fiduciary duties by failing to maximize stockholder value in connection with the contemplated acquisition of FCStone by the Company. This complaint was subsequently consolidated with the complaint filed in the Circuit Court of Platte County, Missouri. The plaintiffs subsequently filed an amended consolidated complaint which does not assert any claims against the Company. This complaint purports to be filed derivatively on FCStone and the Company's behalf and against certain of FCStone's current and former directors and officers and directly against the same individuals. The Company, FCStone and the defendants filed motions to dismiss on multiple grounds. The parties to the litigation reached an agreement in principle to settle this matter during October 2012. The proposed settlement would result in the Company incurring a legal cost of $250,000 after consideration of expected insurance coverage, and is subject to approval by the court. The terms of the settlement are expected to be presented to the court for approval on July 16, 2013.

In November 2011, the Commodity Futures Trading Commission ("CFTC") Division of Enforcement Staff ("Staff") requested the Company to voluntarily produce specified documents to the Staff in connection with its then informal investigation of the losses that occurred in 2008 in the customer energy trading account of FCStone, LLC. In September 2012, the Staff provided the Company with a Wells notice, indicating the Staff's intention to recommend that the CFTC bring certain charges against FCStone, LLC. The Company filed its Wells submission with the Staff in October 2012. The Company is in settlement discussions with the CFTC regarding this matter.
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
In August 2008, the bankruptcy trustee of Sentinel filed adversary proceedings against FCStone, LLC, and a number of other FCMs in the Bankruptcy Court for the Northern District of Illinois. The case was subsequently reassigned to the United States District Court, for the Northern District of Illinois. In the complaint, the trustee is seeking avoidance of alleged transfers or withdrawals of funds received by FCStone, LLC and other FCMs within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions and disallowance of the proof of claim filed by FCStone, LLC. The trustee seeks recovery of pre- and post-petition transfers totaling approximately $15.5 million. In April 2009, the trustee filed an amended complaint adding a claim for unjust enrichment. FCStone, LLC answered the complaints and all parties entered into the discovery phase of the litigation. In January 2011, the trustee filed a motion for summary judgment on various counts in the adversary proceedings filed in August 2008 against FCStone, LLC and a number of other FCMs. In January 2012, FCStone, LLC filed a motion for summary judgment in its favor with respect to the transfer of approximately $1.1 million to its customer segregated account on August 17, 2007, pursuant to the "safe harbor" provisions of Section 546(e) of the U.S. Bankruptcy Code. In April 2012, FCStone, LLC filed a motion to dismiss a portion of the Trustee's claims set forth in its amended complaint. The trial of this matter took place, as a test case, during October 2012. The trial court entered a judgment against FCStone, LLC on January 4, 2013. On January 17, 2013, the trial court entered an agreed order, staying execution and enforcement, pending an appeal of the judgment. By agreement, FCStone, LLC was required to post an appeal cash deposit of $8.0 million with the court, which was deposited on January 18, 2013. Based upon the merits of its appeal, management believes a loss is not probable, and thus has not recorded a provision for this matter. We believe that if the appeal is unsuccessful, the resulting pre-tax loss to FCStone, LLC would be in the range of $4 million and $6 million.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 15, 2012, the Company's Board of Directors authorized a repurchase plan in which the Company may repurchase up to 1.5 million shares of its outstanding common stock. No purchases were made during the three months ended March 31, 2013.

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
INTL FCStone Inc.

Date:	May 8, 2013	/s/ Sean M. O'Connor
Sean M. O'Connor
Chief Executive Officer

Date:	May 8, 2013	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer