Form 10-Q
period 2013-06-30
INTL FCSTONE INC.
filed 2013-08-07
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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

As of August 5, 2013, there were 19,245,510 shares of the registrant’s common stock outstanding.

INTL FCStone Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTL FCStone Inc.
Condensed Consolidated Balance Sheets

(in millions, except par value and share amounts)	June 30, 2013	September 30, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$219.3	$236.3
Cash, securities and other assets segregated under federal and other regulations (including $34.7 and $72.8 at fair value at June 30, 2013 and September 30, 2012, respectively)	291.0	357.5
Deposits and receivables from:
Exchange-clearing organizations (including $1,305.9 and $1,510.0 at fair value at June 30, 2013 and September 30, 2012, respectively)	1,654.7	1,619.8
Broker-dealers, clearing organizations and counterparties (including $0.3 and $(0.7) at fair value at June 30, 2013 and September 30, 2012, respectively)	164.3	127.4
Receivables from customers, net	170.5	68.9
Notes receivable, net	33.6	104.0
Income taxes receivable	14.9	11.9
Financial instruments owned, at fair value	172.9	171.7
Physical commodities inventory	58.6	131.6
Deferred income taxes, net	19.8	21.9
Property and equipment, net	18.2	18.9
Goodwill and intangible assets, net	56.1	54.7
Other assets	33.5	34.3
Total assets	$2,907.4	$2,958.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $16.1 and $14.8 at fair value at June 30, 2013 and September 30, 2012, respectively)	$126.7	$127.0
Payables to:
Customers	2,091.2	2,072.3
Broker-dealers, clearing organizations and counterparties	21.7	39.4
Lenders under loans	145.6	218.2
Income taxes payable	5.2	5.5
Financial instruments sold, not yet purchased, at fair value	183.0	175.4
Deferred income taxes	—	2.0
Total liabilities	2,573.4	2,639.8
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 19,540,217 issued and 19,201,135 outstanding at June 30, 2013 and 19,214,219 issued and 18,984,951 outstanding at September 30, 2012	0.2	0.2
Common stock in treasury, at cost - 339,082 shares at June 30, 2013 and 229,064 shares at September 30, 2012, respectively	(6.1)	(4.1)
Additional paid-in capital	218.9	213.2
Retained earnings	129.6	112.0
Accumulated other comprehensive loss, net	(8.6)	(2.2)
Total stockholders' equity	334.0	319.1
Total liabilities and stockholders' equity	$2,907.4	$2,958.9
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share and per share amounts)	2013	2012	2013	2012
Revenues:
Sales of physical commodities	$10,918.9	$17,201.0	$36,506.5	$51,238.5
Trading gains, net	61.7	94.8	200.5	206.2
Commission and clearing fees	46.8	45.4	130.2	118.9
Consulting and management fees	9.4	7.1	25.4	20.6
Interest income	2.6	2.7	9.0	7.7
Other income	0.1	0.1	0.5	0.6
Total revenues	11,039.5	17,351.1	36,872.1	51,592.5
Cost of sales of physical commodities	10,917.4	17,227.3	36,507.0	51,252.8
Operating revenues	122.1	123.8	365.1	339.7
Interest expense	3.2	2.6	9.6	8.3
Net revenues	118.9	121.2	355.5	331.4
Non-interest expenses:
Compensation and benefits	52.2	54.6	150.9	155.5
Clearing and related expenses	29.4	30.6	83.5	80.4
Introducing broker commissions	11.0	7.9	29.0	21.7
Communication and data services	5.9	6.3	17.0	16.5
Occupancy and equipment rental	2.9	2.7	9.0	8.2
Professional fees	2.9	3.3	10.1	9.6
Depreciation and amortization	2.0	1.9	6.1	5.3
Bad debts and impairments	0.1	0.6	0.2	0.6
Other	8.4	7.4	25.4	24.8
Total non-interest expenses	114.8	115.3	331.2	322.6
Income from operations, before tax	4.1	5.9	24.3	8.8
Income tax expense	1.3	1.2	6.7	2.2
Net income	2.8	4.7	17.6	6.6
Add: Net loss attributable to noncontrolling interests	—	—	—	0.1
Net income attributable to INTL FCStone Inc. common stockholders	$2.8	$4.7	$17.6	$6.7
Basic earnings per share:
Net income attributable to INTL FCStone Inc. common stockholders	$0.15	$0.24	$0.92	$0.35
Diluted earnings per share:
Net income attributable to INTL FCStone Inc. common stockholders	$0.15	$0.23	$0.90	$0.33
Weighted-average number of common shares outstanding:
Basic	18,480,644	18,392,823	18,377,965	18,286,308
Diluted	18,864,040	19,098,667	18,862,872	19,156,471
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2013	2012	2013	2012
Net income	$2.8	$4.7	$17.6	$6.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(0.5)	(0.4)	(1.1)	(0.6)
Pension liabilities adjustment	—	0.1	0.4	0.2
Net unrealized gain or loss on available-for-sale securities	0.5	6.0	0.7	6.2
Reclassification of adjustment for gains included in net income:
Foreign currency translation adjustment (included in other income)	—	—	(0.1)	—
Realized gain on available-for-sale securities (included in trading gains, net)	—	—	(8.3)	—
Income tax expense from reclassification adjustments (included in income tax expense)	—	—	2.0	—
Reclassification adjustment for gains included in net income:	—	—	(6.4)	—
Other comprehensive income (loss)	—	5.7	(6.4)	5.8
Comprehensive income	$2.8	$10.4	$11.2	$12.4

See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Cash Flows Statements
(Unaudited)

	Nine Months Ended June 30,
(in millions)	2013	2012
Cash flows from operating activities:
Net income	$17.6	$6.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6.1	5.3
Provision for bad debts and impairments	0.2	0.6
Deferred income taxes	(0.6)	(2.4)
Amortization of debt issuance costs and debt discount	0.9	1.2
Amortization of stock-based compensation expense	5.3	3.8
Gain on sale of exchange memberships and common stock	(9.1)	—
Changes in operating assets and liabilities, net:
Cash, securities and other assets segregated under federal and other regulations	62.1	(413.2)
Deposits and receivables from exchange-clearing organizations	(36.8)	229.3
Deposits and receivables from broker-dealers, clearing organizations, and counterparties	(39.7)	(5.2)
Receivable from customers, net	(101.1)	7.1
Notes receivable, net	70.3	14.3
Income taxes receivable	(3.1)	0.2
Financial instruments owned, at fair value	(10.2)	100.9
Physical commodities inventory	73.1	59.9
Other assets	(0.5)	6.9
Accounts payable and other accrued liabilities	1.1	9.5
Payable to customers	27.6	106.3
Payable to broker-dealers, clearing organizations and counterparties	(17.6)	1.8
Income taxes payable	2.0	(0.1)
Financial instruments sold, not yet purchased, at fair value	7.6	(214.4)
Net cash provided by (used in) operating activities	55.2	(81.6)
Cash flows from investing activities:
Deconsolidation of affiliates	—	0.4
Cash paid for acquisitions, net	—	(11.7)
Sale of exchange memberships and common stock	10.2	—
Purchase of property and equipment	(3.9)	(6.9)
Net cash provided by (used in) investing activities	6.3	(18.2)
Cash flows from financing activities:
Net change in payable to lenders under loans	(72.6)	98.0
Payments related to earn-outs on acquisitions	(3.4)	(3.4)
Debt issuance costs	(0.4)	—
Exercise of stock options	0.7	1.7
Share repurchases	(2.2)	(2.8)
Tax shortfall on stock options and awards	(0.3)	—
Net cash (used in) provided by financing activities	(78.2)	93.5
Effect of exchange rates on cash and cash equivalents	(0.3)	(0.6)
Net decrease in cash and cash equivalents	(17.0)	(6.9)
Cash and cash equivalents at beginning of period	236.3	220.6
Cash and cash equivalents at end of period	$219.3	$213.7
Supplemental disclosure of cash flow information:
Cash paid for interest	$7.2	$5.7
Income taxes paid, net of cash refunds	$8.3	$4.0
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$3.1	$1.8
Additional consideration payable related to acquisitions, net	$4.7	$1.8
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of September 30, 2012	$0.2	$(4.1)	$213.2	$112.0	$(2.2)	$319.1
Net income				17.6		17.6
Other comprehensive loss					(6.4)	(6.4)
Exercise of stock options			0.4			0.4
Stock-based compensation			5.3			5.3
Share repurchases		(2.0)				(2.0)
Balances as of June 30, 2013	$0.2	$(6.1)	$218.9	$129.6	$(8.6)	$334.0
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – Basis of Presentation and Consolidation and Recently Issued Accounting Standards
INTL FCStone Inc., a Delaware corporation, and its consolidated subsidiaries (collectively “INTL” or “the Company”), form a financial services group focused on domestic and select international markets. The Company’s services include comprehensive risk management advisory services for commercial customers; execution of listed futures and options-on-futures contracts on all major commodity exchanges; the sale of structured over-the-counter (“OTC”) products in a wide range of commodities; physical trading and hedging of precious metals and select other commodities; trading of more than 130 foreign currencies; market-making in international equities; debt origination and asset management.
The Company provides these services to a diverse group of more than 20,000 accounts, representing approximately 11,000 consolidated customers located throughout the world, including producers, processors and end-users of nearly all widely-traded physical commodities to manage their risks and enhance margins; to commercial counterparties who are end-users of the firm’s products and services; to governmental and non-governmental organizations; and to commercial banks, brokers, institutional investors and major investment banks.
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of September 30, 2012, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements for the interim periods presented have been reflected as required by Rule 10-01 of Regulation S-X.
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
The Company’s fiscal year end is September 30, and the fiscal quarters end on December 31, March 31, June 30 and September 30. Unless otherwise stated, all dates refer to fiscal years and fiscal interim periods.
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
Recent Accounting Pronouncements
On December 16, 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the disclosures about offsetting assets and liabilities. While the FASB retained the existing offsetting models under U.S. GAAP, the new standard requires disclosures to allow investors to better compare and understand significant quantitative differences in financial statements prepared under U.S. GAAP. The new standard is effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective application is required. This guidance is effective for the Company’s fiscal year beginning October 1, 2013. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2014. The adoption of this guidance is expected to change some of the Company’s disclosures within the notes to its condensed consolidated financial statements.
In July 2012, the FASB issued final guidance on indefinite-lived intangible assets impairment testing. Under the guidance, entities testing indefinite-lived intangibles for impairment have the option of first performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. The guidance does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the guidance does not amend the requirement to test indefinite-lived intangible assets for impairment between annual tests if events or circumstances warrant, however, it does revise the examples of events and circumstances that an entity should consider. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company adopted this guidance and it did not have a material impact on the Company’s condensed consolidated financial statements.
In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income requiring new disclosures regarding reclassification adjustments from accumulated other comprehensive income (“AOCI”). ASU No. 2013-02 requires disclosure of amounts reclassified out of AOCI by component. In addition, the entity is required to present, either on the face of the statement where net income is presented or the notes, significant amounts reclassified out of AOCI by the respective line items of net income. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2014. The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.
Note 2 – Earnings per Share
The Company presents basic and diluted earnings per share (“EPS”) using the two-class method which requires all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends and therefore participate in undistributed earnings with common stockholders be included in computing earnings per share. Under the two-class method, net earnings are reduced by the amount of dividends declared in the period for each class of common stock and participating security. The remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. Restricted stock awards granted to certain employees and directors and shares held in trust for the Provident Group acquisition contain non-forfeitable rights to dividends at the same rate as common stock, and are considered participating securities.
Basic EPS has been computed by dividing net income by the weighted-average number of common shares outstanding. The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share amounts)	2013	2012	2013	2012
Numerator:
Income from operations attributable to INTL FCStone Inc. stockholders	$2.8	$4.7	$17.6	$6.7
Less: Allocation to participating securities	(0.1)	(0.2)	(0.7)	(0.1)
Income from operations allocated to common stockholders	$2.7	$4.5	$16.9	$6.6
Diluted net income	$2.8	$4.7	$17.6	$6.7
Less: Allocation to participating securities	(0.1)	(0.2)	(0.7)	(0.1)
Diluted net income allocated to common stockholders	$2.7	$4.5	$16.9	$6.6
Denominator:
Weighted average number of:
Common shares outstanding	18,480,644	18,392,823	18,377,965	18,286,308
Dilutive potential common shares outstanding:
Share-based awards	383,396	705,844	484,907	870,163
Diluted weighted-average shares	18,864,040	19,098,667	18,862,872	19,156,471
The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the Accounting Standards Codification (“ASC”).

Options to purchase 1,488,235 and 1,488,121 shares of common stock for the three and nine months ended June 30, 2013, respectively, and options to purchase 634,766 and 749,413 shares of common stock for the three and nine months ended June 30, 2012, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.
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
The fair value estimates presented in the condensed consolidated financial statements are based on pertinent information available to management as of June 30, 2013 and September 30, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented in the condensed consolidated financial statements.
Cash equivalents, securities, commodities warehouse receipts, derivative financial instruments, commodities leases, exchange common stock and contingent liabilities are carried at fair value, on a recurring basis, and are classified and disclosed into three levels within the fair value hierarchy. The Company did not have any fair value adjustments for assets or liabilities measured at fair value on a non-recurring basis during the nine months ended June 30, 2013. The three levels of the fair value hierarchy under the Fair Value Measurements and Disclosures Topic of the ASC are:
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

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of June 30, 2013 and September 30, 2012 by level within the fair value hierarchy.

	June 30, 2013
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Money market funds	$0.1	$—	$—	$—	$0.1
Certificate of deposits	0.8	—	—	—	0.8
Unrestricted cash equivalents	0.9	—	—	—	0.9
Commodities warehouse receipts	8.3	—	—	—	8.3
U.S. government obligations	—	26.4	—	—	26.4
Securities and other assets segregated under federal and other regulations	8.3	26.4	—	—	34.7
Money market funds	551.6	—	—	—	551.6
U.S. government obligations	—	843.7	—	—	843.7
Mortgage-backed securities	—	5.7	—	—	5.7
Derivatives	2,415.8	—	—	(2,510.9)	(95.1)
Deposits and receivables from exchange-clearing organizations	2,967.4	849.4	—	(2,510.9)	1,305.9
Deposits and receivables from broker-dealers, clearing organizations and counterparties - derivatives	1.1	—	—	(0.8)	0.3
Common and preferred stock and American Depositary Receipts ("ADRs")	37.0	16.3	0.8	—	54.1
Exchangeable foreign ordinary equities and ADRs	28.3	—	—	—	28.3
Corporate and municipal bonds	0.2	—	3.6	—	3.8
Foreign government obligations	10.0	—	—	—	10.0
Derivatives	284.6	469.6	—	(689.2)	65.0
Commodities leases	—	69.3	—	(65.7)	3.6
Exchange firm common stock	4.6	—	—	—	4.6
Mutual funds and other	3.5	—	—	—	3.5
Financial instruments owned	368.2	555.2	4.4	(754.9)	172.9
Total assets at fair value	$3,345.9	$1,431.0	$4.4	$(3,266.6)	$1,514.7
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$16.1	$—	$16.1
Payables to exchange-clearing organizations, broker-dealers and counterparties - derivatives	2,434.7	—	—	(2,434.7)	—
Common and preferred stock and ADRs	60.9	12.6	—	—	73.5
Exchangeable foreign ordinary equities and ADRs	11.3	—	—	—	11.3
Derivatives	332.1	448.5	—	(738.0)	42.6
Commodities leases	—	105.1	—	(49.5)	55.6
Financial instruments sold, not yet purchased	404.3	566.2	—	(787.5)	183.0
Total liabilities at fair value	$2,839.0	$566.2	$16.1	$(3,222.2)	$199.1

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

	September 30, 2012
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Money market funds	$0.1	$—	$—	$—	$0.1
Certificate of deposits	10.4	—	—	—	10.4
Unrestricted cash equivalents	10.5	—	—	—	10.5
Commodities warehouse receipts	22.3	—	—	—	22.3
U.S. government obligations	—	50.5	—	—	50.5
Securities and other assets segregated under federal and other regulations	22.3	50.5	—	—	72.8
Money market funds	335.1	—	—	—	335.1
U.S. government obligations	—	1,318.3	—	—	1,318.3
Mortgage-backed securities	—	7.0	—	—	7.0
Derivatives	3,344.3	—	—	(3,494.7)	(150.4)
Deposits and receivables from exchange-clearing organizations	3,679.4	1,325.3	—	(3,494.7)	1,510.0
Deposits and receivables from broker-dealers, clearing organizations and counterparties - derivatives	0.7	5.0	—	(6.4)	(0.7)
Common and preferred stock and American Depositary Receipts ("ADRs")	17.8	5.6	0.9	—	24.3
Exchangeable foreign ordinary equities and ADRs	10.0	—	—	—	10.0
Corporate and municipal bonds	0.3	0.6	3.6	—	4.5
U.S. government obligations	—	0.3	—	—	0.3
Foreign government obligations	14.8	—	—	—	14.8
Derivatives	315.6	785.3	—	(1,047.0)	53.9
Commodities leases	—	135.2	—	(93.1)	42.1
Commodities warehouse receipts	7.5	—	—	—	7.5
Exchange firm common stock	3.4	9.0	—	—	12.4
Mutual funds and other	1.9	—	—	—	1.9
Financial instruments owned	371.3	936.0	4.5	(1,140.1)	171.7
Total assets at fair value	$4,084.2	$2,316.8	$4.5	$(4,641.2)	$1,764.3
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$14.8	$—	$14.8
Payables to exchange-clearing organizations, broker-dealers and counterparties - derivatives	3,562.3	—	—	(3,562.3)	—
Common and preferred stock and ADRs	16.4	5.9	—	—	22.3
Exchangeable foreign ordinary equities and ADRs	5.7	—	—	—	5.7
Derivatives	338.1	775.2	—	(1,068.7)	44.6
Commodities leases	—	220.0	—	(117.2)	102.8
Financial instruments sold, not yet purchased	360.2	1,001.1	—	(1,185.9)	175.4
Total liabilities at fair value	$3,922.5	$1,001.1	$14.8	$(4,748.2)	$190.2

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
Realized and unrealized gains and losses are included within ‘trading gains, net’ in the condensed consolidated income statements.

Information on Level 3 Financial Assets and Liabilities
The Company’s financial assets at fair value classified within level 3 of the fair value hierarchy as of June 30, 2013 and September 30, 2012 are summarized below:

(in millions)	June 30, 2013	September 30, 2012
Total level 3 assets	$4.4	$4.5
Level 3 assets for which the Company bears economic exposure	$4.4	$4.5
Total assets	$2,907.4	$2,958.9
Total financial assets at fair value	$1,514.7	$1,764.3
Total level 3 assets as a percentage of total assets	0.2%	0.2%
Level 3 assets for which the Company bears economic exposure as a percentage of total assets	0.2%	0.2%
Total level 3 assets as a percentage of total financial assets at fair value	0.3%	0.3%
The following tables set forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the three and nine months ended June 30, 2013 and 2012, including a summary of unrealized gains (losses) during the respective periods on the Company’s level 3 financial assets and liabilities still held as of June 30, 2013.

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended June 30, 2013
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.9	$—	$(0.1)	$—	$—	$—	$0.8
Corporate and municipal bonds	3.8	—	(0.2)	—	—	—	3.6
	$4.7	$—	$(0.3)	$—	$—	$—	$4.4
Liabilities:
Contingent liabilities	$18.4	$—	$0.8	$—	$(3.1)	$—	$16.1

	Level 3 Financial Assets and Financial Liabilities For the Nine Months Ended June 30, 2013
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.9	$—	$(0.1)	$—	$—	$—	$0.8
Corporate and municipal bonds	3.6	—	—	—	—	—	3.6
	$4.5	$—	$(0.1)	$—	$—	$—	$4.4
Liabilities:
Contingent liabilities	$14.8	$—	$1.6	$3.1	$(3.4)	$—	$16.1

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended June 30, 2012
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$1.1	$—	$—	$—	$—	$—	$1.1
Corporate and municipal bonds	3.6	—	(0.1)	—	—	—	3.5
Mutual funds and other	0.4	—	—	—	—	—	0.4
	$5.1	$—	$(0.1)	$—	$—	$—	$5.0
Liabilities:
Contingent liabilities	$23.3	$—	$0.5	$—	$(3.1)	$—	$20.7

	Level 3 Financial Assets and Financial Liabilities For the Nine Months Ended June 30, 2012
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$1.1	$—	$—	$—	$—	$—	$1.1
Corporate and municipal bonds	3.6	—	(0.1)	—	—	—	3.5
Mutual funds and other	0.4	—	—	—	—	—	0.4
	$5.1	$—	$(0.1)	$—	$—	$—	$5.0
Liabilities:
Contingent liabilities	$22.3	$—	$1.8	$—	$(3.4)	$—	$20.7
In accordance with the Fair Value Measurements and Disclosures Topic of the ASC, the Company has estimated on a recurring basis each period the fair value of debentures issued by a single asset owning company of Suriwongse Hotel located in Chiang Mai, Thailand. The Company has classified its investment in the hotel within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. These cash flows are discounted employing present value techniques. The Company estimates the fair value of its investment in these debentures by using a management-developed forecast, which is based on the income approach. The Company continues to evaluate the fair value of the debentures. There were no significant changes in the fair value of the debentures during the nine months ended June 30, 2013 and 2012.
The Company is required to make additional future cash payments based on certain financial performance measures of its acquired businesses. The Company is required to remeasure the fair value of the cash earnout arrangements on a recurring basis in accordance with the guidance in the Business Combinations Topic of the ASC. The Company has classified its net liabilities for the contingent earnout arrangements within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. The estimated fair value of the contingent purchase consideration is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted employing present value techniques in arriving at the acquisition-date fair value. The discount rate was developed using market participant company data and there have been no significant changes in the discount rate environment. From the dates of acquisition to June 30, 2013, certain acquisitions have had changes in the estimates of undiscounted cash flows, based on actual performances fluctuating from estimates. The fair value of the contingent consideration increased $0.8 million and $0.5 million during the three months ended June 30, 2013 and 2012, respectively, and $1.6 million and $1.8 million during the nine months ended June 30, 2013 and 2012, respectively, with the corresponding amount classified as ‘other expense’ within the condensed consolidated income statements.
The Company reports transfers in and out of levels 1, 2 and 3, as applicable, using the fair value of the securities as of the beginning of the reporting period in which the transfer occurred.
On March 31, 2013, the commodities market experienced downward limit price movements on certain commodities. As a result, certain exchange-traded derivative contracts, which would normally be valued using quoted market prices and classified as level 1 within the fair value hierarchy, were priced using a valuation model using observable inputs. Due to the change in valuation techniques because of the limit moves, some derivative assets and liabilities were classified as level 2 at March 31, 2013. Such derivative assets and liabilities were valued using quoted market prices, and as such, were classified as level 1 as of June 30, 2013 and prior to March 31, 2013. There were no significant similar occurrences of upward or downward limit price movements as of June 30, 2013.
Except as described above, the Company did not have any additional significant transfers between level 1 and level 2 fair value measurements for the nine months ended June 30, 2013 and 2012.
The Company has recorded unrealized gains, net of income tax expense, related to U.S. government obligations and corporate bonds classified as available-for-sale securities in other comprehensive income (“OCI”) as of June 30, 2013.

The following tables summarize the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses of the Company’s investment securities classified as available-for-sale as of June 30, 2013 and September 30, 2012:

June 30, 2013
Amounts included in deposits with and receivables from exchange-clearing organizations:
	Amortized Cost	Unrealized Holding(1)		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$799.1	$—	$—	$799.1
Mortgage-backed securities	5.6	0.1	—	5.7
	$804.7	$0.1	$—	$804.8
  (1) Unrealized gain/loss on U.S. government obligations as of June 30, 2013, were less than $0.1 million.

September 30, 2012
Amounts included in deposits with and receivables from exchange-clearing organizations:
	Amortized Cost	Unrealized Holding(1)		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$1,298.9	$—	$—	$1,298.9
Mortgage-backed securities	6.8	0.1	—	6.9
	$1,305.7	$0.1	$—	$1,305.8
(1) Unrealized gain/loss on U.S. government obligations as of September 30, 2012, were less than $0.1 million.
As of June 30, 2013 and September 30, 2012, investments in debt securities classified as available-for-sale (“AFS”) mature as follows:

June 30, 2013
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$799.1	$—	$799.1
Mortgage-backed securities	—	5.7	5.7
	$799.1	$5.7	$804.8

September 30, 2012
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$1,298.9	$—	$1,298.9
Mortgage-backed securities	—	6.9	6.9
	$1,298.9	$6.9	$1,305.8
There were no sales of AFS securities, other than noted below, during the nine months ended June 30, 2013 and 2012, and as a result, no realized gains or losses were recorded for the nine months ended June 30, 2013 and 2012.
For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.
The Company has also classified equity investments in exchange firms’ common stock not pledged for clearing purposes as available-for-sale. The investments are recorded at fair value, with unrealized gains and losses recorded, net of taxes, as a component of OCI until realized. As of June 30, 2013, the cost and fair value of all the equity investments in exchange firms was $3.7 million and $4.6 million, respectively.
In June 2012, the board of LME Holdings Limited (“LME Holdings”), the parent company of The London Metal Exchange (“LME”), entered into a framework agreement regarding the terms of a recommended cash offer for the entire issued and outstanding ordinary share capital of LME Holdings. In July 2012, the shareholders of LME Holdings approved the sale of LME Holdings to the Hong Kong Exchanges & Clearing Limited. In December 2012, the Company received proceeds of $8.6 million from the sale of its shares in the LME. The shares of the LME were previously held by the Company as available-for-sale and the unrealized gain for those shares was reflected in OCI. For the nine months ended June 30, 2013, the Company reclassified the unrealized gain remaining in AOCI of approximately $6.3 million, net of income tax expense of $2.0 million, into the current period earnings.

The Company recorded unrealized gains of $0.7 million, net of income tax expense of $0.4 million, for the nine months ended June 30, 2013, in OCI related to the remaining equity investments in exchange firms as of June 30, 2013. The Company monitors the fair value of exchange common stock on a periodic basis, and does not consider any current unrealized losses to be anything other than a temporary impairment.
In December 2012, the Company sold its exchange membership seats in the Board of Trade of Kansas City, Missouri, Inc. (“KCBT”), in connection with the acquisition of the KCBT by Chicago Mercantile Exchange (“CME”). The Company was required to hold these exchange membership seats for clearing purposes and, as a result, the associated KCBT shares were being held at cost on the condensed consolidated balance sheet. The Company received proceeds of $1.5 million and recognized a gain of $0.9 million before taxes, during the nine months ended June 30, 2013, in connection with the sale of these seats.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of June 30, 2013 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to June 30, 2013. The total of $183.0 million as of June 30, 2013 includes $42.6 million for derivative contracts, which represents a liability to the Company based on their fair values as of June 30, 2013.
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
The Company continues to employ an interest rate risk management strategy, implemented in April 2010, that uses derivative financial instruments in the form of interest rate swaps to manage a portion of the aggregate interest rate position. The Company’s objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap the resulting variable interest earnings into the medium-term interest stream. When the spread between these short-term investments and medium term interest rates is above a minimum level, the Company enters into interest rate swaps which then mature every quarter, in order to achieve the two year moving average of the two year swap rate. The risk mitigation of these interest rate swaps is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC, and as a result they are recorded at fair value, with changes in the fair value of the financial instruments recorded within ‘trading gains, net’ in the condensed consolidated income statements. As of June 30, 2013, approximately $200 million in notional principal of interest rate swaps were outstanding. The remaining interest rate swaps mature in August 2013.

Listed below are the fair values of the Company’s derivative assets and liabilities as of June 30, 2013 and September 30, 2012. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	June 30, 2013		September 30, 2012
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$2,123.0	$2,187.1	$3,325.6	$3,565.3
OTC commodity derivatives	547.8	568.1	823.6	841.4
Exchange-traded foreign exchange derivatives	142.1	129.4	63.0	47.7
OTC foreign exchange derivatives (2)	214.7	178.1	215.4	196.6
Exchange-traded interest rate derivatives	18.5	7.2	0.9	2.6
OTC interest rate derivatives	0.1	—	1.6	—
Equity index derivatives	124.9	145.4	20.8	22.0
Gross fair value of derivative contracts	3,171.1	3,215.3	4,450.9	4,675.6
Impact of netting and collateral	(3,200.9)	(3,172.7)	(4,548.1)	(4,631.0)
Total fair value included in ‘Deposits and receivables from exchange-clearing organizations’	$(95.1)		$(150.4)
Total fair value included in ‘Deposits and receivables from broker-dealers, clearing organizations and counterparties’	$0.3		$(0.7)
Total fair value included in ‘Financial instruments owned, at fair value’	$65.0		$53.9
Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$42.6		$44.6

(1)	As of June 30, 2013 and September 30, 2012, the Company’s derivative contract volume for open positions were approximately 3.7 million and 4.1 million contracts, respectively.

(2)
In accordance with agreements with counterparties, the Company is allowed to periodically take advances against its open trade fair value. There were advances against open trade fair value outstanding of $14.3 million and $9.2 million as of June 30, 2013 and September 30, 2012, respectively.

The Company’s derivative contracts are principally held in its Commodities and Risk Management Services (“C&RM”) segment. The Company assists its C&RM segment customers in protecting the value of their future production by entering into option or forward agreements with them on an OTC basis. The Company also provides its C&RM segment customers with sophisticated option products, including combinations of buying and selling puts and calls. The Company mitigates its risk by offsetting the customer’s transaction simultaneously with one of the Company’s trading counterparties or with a similar but not identical position on the exchange. The risk mitigation of these offsetting trades is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC. These derivative contracts are traded along with cash transactions because of the integrated nature of the markets for these products. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies. In particular, the risks related to derivative positions may be partially offset by inventory, unrealized gains in inventory or cash collateral paid or received.
The following table sets forth the Company’s gains (losses) related to derivative financial instruments for the three and nine months ended June 30, 2013 and 2012, in accordance with the Derivatives and Hedging Topic of the ASC. The gains (losses) set forth below are included within ‘trading gains, net’ in the condensed consolidated income statements.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2013	2012	2013	2012
Commodities	$18.9	$73.9	$60.3	$94.3
Foreign exchange	4.0	2.1	9.7	7.7
Interest rate	—	0.1	0.1	0.7
Net gains (losses) from derivative contracts	$22.9	$76.1	$70.1	$102.7

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
The Company is a party to financial instruments in the normal course of its business through customer and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held as of June 30, 2013 and September 30, 2012 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting or customer agreements which reduce the exposure to the Company.
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
Note 5 – Receivables From Customers, Net and Notes Receivable, Net
Receivables from customers, net and notes receivable, net include an allowance for bad debts, which reflects the Company’s best estimate of probable losses inherent in the receivables from customers and notes receivable. The Company provides for an allowance for doubtful accounts based on a specific-identification basis. The Company continually reviews its allowance for bad debts. The allowance for doubtful accounts related to receivables from customers was $1.0 million and $0.9 million as of June 30, 2013 and September 30, 2012, respectively. The allowance for doubtful accounts related to notes receivable was $0.1 million as of June 30, 2013 and September 30, 2012.
The Company originates short-term notes receivable from customers with the outstanding balances being insured 90% to 98% by a third party, including accrued interest. The total balance outstanding under insured notes receivable was $17.2 million and $10.2 million as of June 30, 2013 and September 30, 2012, respectively. The Company has obligations related to sale of participation rights in the short-term notes receivable of $14.9 million and $0.8 million as of June 30, 2013 and September 30, 2012, respectively.
See discussion of notes receivable related to commodity repurchase agreements in Note 10.

Note 6 – Physical Commodities Inventory
Physical commodities inventories are stated at the lower of cost or market (“LCM”) using the weighted-average price and first-in first-out cost method. Cost includes finished commodity or raw material and processing costs related to the purchase and processing of inventories. Commodities in process include commodities in the process of being recycled. As of June 30, 2013 and September 30, 2012, $20.3 million and $129.1 million, respectively, of physical commodities inventory served as collateral under one of the Company’s credit facilities, as detailed further in Note 9. The carrying values of the Company’s inventory as of June 30, 2013 and September 30, 2012 are shown below.

(in millions)	June 30, 2013	September 30, 2012
Commodities in process	$—	$13.6
Finished commodities	58.6	118.0
Physical commodities inventory	$58.6	$131.6
As a result of declining market prices for some commodities, the Company has recorded LCM adjustments for physical commodities inventory of $2.0 million and $0.4 million as of June 30, 2013 and September 30, 2012, respectively. The adjustments are included within ‘cost of sales of physical commodities’ in the condensed consolidated income statements.
Note 7 – Goodwill
The carrying value of goodwill by segment is as follows:

(in millions)	June 30, 2013	September 30, 2012
Commodity and Risk Management Services	$32.0	$32.0
Foreign Exchange	6.3	6.3
Securities	5.3	5.3
Goodwill	$43.6	$43.6
Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows:

	June 30, 2013			September 30, 2012
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Noncompete agreement	$3.7	$(3.7)	$—	$3.7	$(3.0)	$0.7
Trade name	0.7	(0.6)	0.1	0.7	(0.5)	0.2
Software programs/platforms	2.2	(1.4)	0.8	2.2	(1.0)	1.2
Customer base	12.7	(2.2)	10.5	9.6	(1.8)	7.8
	19.3	(7.9)	11.4	16.2	(6.3)	9.9
Intangible assets not subject to amortization
Trade name	1.1	—	1.1	1.2	—	1.2
Total intangible assets	$20.4	$(7.9)	$12.5	$17.4	$(6.3)	$11.1
Amortization expense related to intangible assets was $1.7 million and $1.8 million for the nine months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2013 (remaining three months)	$1.0
Fiscal 2014	1.7
Fiscal 2015	1.4
Fiscal 2016	1.1
Fiscal 2017	1.0
Fiscal 2018 and thereafter	5.2
$11.4
During the nine months ended June 30, 2013, as part of the intangible assets impairment assessment, the Company reviewed the value of the indefinite-lived trade name related to a previous acquisition and determined that the full value of the Hanley Companies trade name had been impaired during the period. The Company has discontinued the use of that trade name, which impaired the value of the previously recorded indefinite-lived intangible asset. The remaining value, if any, of the trade name was determined based on the income approach utilizing projected sales, an estimated royalty rate and discount rate.
The Company recorded impairment loss for the trade name of $0.1 million, within ‘bad debts and impairments’ on the condensed consolidated income statement, during the three and nine months ended June 30, 2013. The Hanley Companies trade name was recorded within the C&RM segment.
Note 9 – Credit Facilities
As of June 30, 2013, the Company had four committed credit facilities under which the Company could borrow up to $355 million, subject to certain conditions. The amounts outstanding under these credit facilities were short term borrowings and carried variable rates of interest, thus approximating fair value.
The following table lists the credit facilities in effect on June 30, 2013, the committed amounts under these facilities as of June 30, 2013 and outstanding borrowings as of June 30, 2013 and September 30, 2012:

(in millions)				Amounts Outstanding
Borrower	Security	Renewal / Expiration Date	Commitment as of June 30, 2013 (1) (2)	June 30, 2013	September 30, 2012
INTL FCStone Inc.	Certain pledged shares	October 1, 2013	$105.0	$79.0	$48.0
INTL Commodities	Certain commodities assets	Expired July 31, 2013	100.0	60.0	107.0
FCStone, LLC	None	April 10, 2014	75.0	—	20.0
FCStone Merchants	Certain commodities assets	May 1, 2014	75.0	6.6	43.2
			$355.0	$145.6	$218.2
(1)     The commitment under the INTL FCStone Inc. facility was increased from $105 million to $135 million on July 29, 2013.

(2)	On July 31, 2013, the commitment under the INTL Commodities facility expired without renewal, and the amount outstanding was repaid in full.
The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum net worth, minimum working capital, minimum regulatory capital, minimum net unencumbered liquid assets, minimum equity, minimum interest coverage and leverage ratios and maximum net loss. Failure to comply with these covenants could result in the debt becoming payable on demand. As of June 30, 2013, the Company was in compliance with all of its covenants under its credit facilities.
The INTL Commodities credit facility expired without renewal on July 31, 2013 in conjunction with the decision to wind down and exit the physical base metals business, and the amount outstanding was repaid in full. The Company does not believe the expiration of the committed facility will have a material negative impact on the operations of the Company.
The Company’s current credit facilities consist of the following:

•
$135.0 million facility available to INTL FCStone Inc. and INTL Global Currencies Ltd., for general working capital requirements, committed until October 1, 2013. An additional commitment agreement to the facility was executed on July 29, 2013, securing an additional $30 million in the facility, and increasing the maximum amount which the Company is entitled to borrow from $105 million to $135 million. The line of credit is secured by a pledge of shares held in certain of the Company’s subsidiaries. The Company is currently in discussions with current and potential lenders to renew and potentially increase this facility. Based on our discussions with these lenders, we believe that this facility will be renewed in a timely manner for amounts that equal or exceed the current commitments under this facility.

•
$75.0 million facility available to our wholly owned subsidiary, FCStone, LLC, for short-term funding of margin to commodity exchanges, committed until April 10, 2014. This line of credit is subject to annual review, and the facility is guaranteed by INTL FCStone Inc.

•
$75.0 million committed facility available to our wholly owned subsidiary, FCStone Merchant Services, LLC, for financing traditional commodity financing arrangements and commodity repurchase agreements, committed until May 1, 2014. This facility is secured by the assets of FCStone Merchants, and guaranteed by INTL FCStone Inc.

The current credit facilities are scheduled to expire during the next twelve months. At this time, the Company is unable to determine the duration, applicable interest rates or other costs associated with the renewal or replacement of these facilities.
Note 10 – Commodity and Other Repurchase Agreements
The Company’s outstanding notes receivable in connection with sale/repurchase agreements, under which customers sell certain commodity inventory and agree to repurchase the commodity inventory at a future date at either a fixed or floating rate, as of June 30, 2013 and September 30, 2012 were $9.2 million and $92.5 million, respectively.
The obligations outstanding related to commodities sold under repurchase agreements that are recorded within ‘broker-dealers, clearing organizations and counterparties’ as of June 30, 2013 and September 30, 2012 were zero and $37.0 million, respectively. The obligations outstanding related to commodities sold under repurchase agreements that are recorded within ‘lenders under loans’ as of June 30, 2013 and September 30, 2012 were $6.7 million and $43.2 million, respectively.
Note 11 – Commitments and Contingencies
Legal and Regulatory Proceedings
Certain conditions may exist as of the date that the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal and regulatory proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal and regulatory proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.
If the assessment of a contingency indicates that it is probable that a material loss had been incurred at the date of the financial statements and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Neither accrual nor disclosure is required for loss contingencies that are deemed remote. The Company accrues legal fees related to contingent liabilities as they are incurred.
In addition to the matters discussed below, from time to time and in the ordinary course of business, the Company is involved in various legal and regulatory actions and proceedings, including tort claims, contractual disputes, employment matters, workers’ compensation claims and collections. The Company carries insurance that provides protection against certain types of claims, up to the policy limits of the insurance.
As of June 30, 2013 and September 30, 2012, the condensed consolidated balance sheets include loss contingency accruals recorded prior to September 30, 2012 which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, and in addition to the possible losses discussed below, is not likely to be material to the Company’s earnings, financial position or liquidity.
The following is a summary of significant legal matters involving the Company.
Securities Litigation and Regulatory Proceedings
FCStone and certain officers of FCStone were named as defendants in an action filed in the United States District Court for the Western District of Missouri in July 2008. A consolidated amended complaint (“CAC”) was subsequently filed in September 2009. As alleged in the CAC, the action purports to be brought as a class action on behalf of purchasers of FCStone common stock between November 15, 2007 and February 24, 2009. The CAC seeks to hold defendants liable under Section 10(b) and

Section 20(a) of the Securities Exchange Act of 1934 and concerns disclosures included in FCStone’s fiscal year 2008 public filings. Specifically, the CAC relates to FCStone’s public disclosures regarding an interest rate hedge, a bad debt expense arising from unprecedented events in the cotton trading market, and certain disclosures beginning on November 3, 2008 related to losses it expected to incur arising primarily from a customer energy trading account. FCStone and the named officers moved to dismiss the action. The parties to the litigation reached an agreement in principle to settle this matter during May 2012, which was approved by order of the court on July 23, 2013. The settlement was at no cost to the Company after consideration of insurance coverage.
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
In July 2009, a purported shareholder class action complaint was filed against FCStone and its directors, as well as the Company in the Circuit Court of Clay County, Missouri. The complaint alleged that FCStone and its directors breached their fiduciary duties by failing to maximize stockholder value in connection with the contemplated acquisition of FCStone by the Company. This complaint was subsequently consolidated with the complaint filed in the Circuit Court of Platte County, Missouri. The plaintiffs subsequently filed an amended consolidated complaint which does not assert any claims against the Company. This complaint purports to be filed derivatively on FCStone and the Company’s behalf and against certain of FCStone’s current and former directors and officers and directly against the same individuals. The Company, FCStone and the defendants filed motions to dismiss on multiple grounds. The parties to the litigation reached an agreement in principle to settle this matter during October 2012. The parties are currently completing the documents and negotiating the final terms of the settlement. The proposed settlement would result in the Company incurring a legal cost of $250,000 after consideration of expected insurance coverage, and is subject to approval by the court. The terms of the settlement are expected to be presented to the court for approval during the fourth quarter of fiscal 2013.
In November 2011, the Commodity Futures Trading Commission (“CFTC”) Division of Enforcement Staff (“Staff”) requested the Company to voluntarily produce specified documents to the Staff in connection with its then informal investigation of the losses that occurred in 2008 and 2009 in the customer energy trading account of FCStone, LLC. In September 2012, the Staff provided the Company with a Wells notice, indicating the Staff’s intention to recommend that the CFTC bring certain charges against FCStone, LLC. The Company filed its Wells submission with the Staff in October 2012. On May 29, 2013, the Company reached a settlement with the CFTC in this matter. The CFTC’s findings, neither admitted nor denied by the Company, were that FCStone, LLC violated CFTC Regulation 166.3 in that it failed to diligently supervise its officers’ and employees’ activities relating to risks associated with its customers’ accounts, and in particular one account controlled by two of FCStone’s customers who traded in natural gas futures, swaps and option contracts.
The settlement, with appropriate waivers and consents, required FCStone, LLC to:

•	cease and desist from violating CFTC Regulation 166.3;

•	pay $1.5 million to the CFTC; and

•
appoint an independent third party reviewer to review and evaluate FCStone LLC’s existing policies and procedures relating to certain risks, to ensure that the Company has made sufficient modifications to its risk controls since 2008.

The fine of $1.5 million, accrued by the Company in full during the three months ended December 31, 2012, was paid to the CFTC during the three months ended June 30, 2013.
Sentinel Litigation
The Company’s subsidiary, FCStone, LLC, had a portion of its excess segregated funds invested with Sentinel Management Group Inc. (“Sentinel”), a registered FCM and an Illinois-based money manager that provided cash management services to other FCMs. In August 2007, Sentinel halted redemptions to customers and sold certain of the assets it managed to an unaffiliated third party at a significant discount. On August 17, 2007, subsequent to Sentinel’s sale of certain assets, Sentinel filed for bankruptcy protection and $15.5 million of FCStone, LLC’s $21.9 million in invested funds were returned to it.
In August 2008, the bankruptcy trustee of Sentinel filed adversary proceedings against FCStone, LLC, and a number of other FCMs in the Bankruptcy Court for the Northern District of Illinois. The case was subsequently reassigned to the United States District Court, for the Northern District of Illinois. In the complaint, the trustee is seeking avoidance of alleged transfers or withdrawals of funds received by FCStone, LLC and other FCMs within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions and disallowance of the proof of claim filed by FCStone, LLC. The trustee seeks recovery of pre- and post-petition transfers totaling approximately $15.5 million. In April 2009, the trustee filed an amended complaint adding a claim for unjust enrichment. FCStone, LLC answered the complaints and all parties entered into the discovery phase of the litigation. In January 2011, the trustee filed a motion for summary judgment on various counts in the adversary proceedings filed in August 2008 against FCStone, LLC and a number of other FCMs. In January 2012, FCStone, LLC filed a motion for summary judgment in its favor with respect to the transfer of approximately $1.1 million to its customer segregated account on August 17, 2007, pursuant to the “safe harbor” provisions of Section 546(e) of the U.S. Bankruptcy Code. In April 2012, FCStone, LLC filed a motion to dismiss a portion of the trustee’s claims set forth in its amended complaint. The trial of this matter took place, as a test case, during October 2012. The trial court entered a judgment against FCStone, LLC on January 4, 2013. On January 17, 2013, the trial court entered an agreed order, staying execution and enforcement, pending an appeal of the judgment. By agreement, FCStone, LLC was required to post an appeal cash deposit of $8.0 million with the court, which was deposited on January 18, 2013. Based on the merits of the Company’s appeal, management believes a loss is not probable, and thus has not recorded a provision for this matter. The Company believes that if the appeal is unsuccessful, the resulting pre-tax loss to FCStone, LLC would be in the range of $4 million and $6 million. The appeal is expected to be heard towards the end of calendar 2013.
Contractual Commitments
Contingent Liabilities - Acquisitions
Under the terms of the purchase agreements related to the acquisitions listed below, the Company has obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The contingent liability for these estimated additional purchase price considerations are included within ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets as of June 30, 2013 and September 30, 2012. The acquisition date fair value of additional consideration is remeasured and adjusted to its fair value each reporting period, with changes in fair value recorded in current earnings.
The Company recorded an estimated contingent liability of $3.1 million, relating to the December 2012 acquisition of the accounts of Tradewire Securities, LLC, as described in Note 16.
The Company has a contingent liability relating to the November 2011 acquisition of Coffee Network, LLC, subsequently reorganized as a division of FCStone, LLC, which may result in the payment of additional purchase price consideration. The contingent liability recorded represents the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings during the three annual periods following the closing of the acquisition plus a final contingent payment, and a discount rate being applied to those future payments. There was no significant change in fair value for the three and nine months ended June 30, 2013. The present value of the estimated total purchase price, including contingent consideration, is less than $0.3 million as of June 30, 2013, of which $0.1 million has not been paid and is included within ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.
The Company has a contingent liability relating to the October 2010 acquisition of Hencorp Becstone Futures, L.C., subsequently reorganized as a division of FCStone, LLC, which may result in the payment of additional purchase price consideration. The contingent liability recorded represents the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings during the third and fourth fiscal years following the closing of the acquisition and a discount rate being applied to those future payments. The change in fair value for the three and nine months ended June 30, 2013 was an increase of $0.4 million and $0.6 million, respectively, included within ‘other expense’ in the condensed consolidated income statements. The present value of the estimated total purchase price, including contingent consideration, is $7.1 million as of June 30, 2013, of which $2.8 million has not been paid and is included within ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.
As of June 30, 2013, the Company had a contingent liability relating to the July 2010 acquisition of the Hanley Companies, which has resulted in the payment of additional purchase price consideration. The contingent liability recorded represented contingent payments equal to 15% of the adjusted earnings before interest and taxes of the soft commodities derivatives business of the acquired Hanley Companies and INTL FCStone Markets, LLC (the “Derivatives Division”) for the twelve-month period ending June 30, 2013 and a final contingent payment based on the cumulative adjusted earnings before taxes of the Derivatives Division for the three year period commencing on July 1, 2010, with a discount rate being applied to those future payments. The change in fair value for the three and nine months ended June 30, 2013 was an increase of $0.3 million and $0.7 million, respectively, included within ‘other expense’ in the condensed consolidated income statements. The present value of the estimated total purchase price, including contingent consideration, is $54.2 million as of June 30, 2013, of which $10.0 million had not been paid and is included within ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet. On July 8, 2013, the Company paid $10.0 million, representing the final payment relating to the contingent payments for the acquisition of the Hanley Companies.
In May 2013, the Company paid $3.1 million, representing the final payment relating to the April 2010 acquisition of the RMI Companies, subsequently reorganized as divisions of FCStone, LLC, which was reflected as a contingent liability within ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet as of March 31, 2013.

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
Note 12 – Capital and Other Regulatory Requirements
The Company’s activities are subject to significant governmental regulation, both in the United States and overseas. The subsidiaries of the Company were in compliance with all of their regulatory requirements as of June 30, 2013, as follows:

(in millions)			As of June 30, 2013
Subsidiary	Regulatory Authority	Requirement Type	Actual	Minimum Requirement
FCStone, LLC	CFTC	Net capital	$106.2	$66.2
FCStone, LLC	CFTC	Segregated funds	$1,638.6	$1,617.2
FCStone, LLC	CFTC	Secured funds	$66.1	$56.2
INTL FCStone Ltd	FCA (United Kingdom)	Net capital	$50.6	$20.5
INTL FCStone Ltd	FCA (United Kingdom)	Segregated funds	$53.7	$51.8
INTL Global Currencies Limited	FCA (United Kingdom)	Net capital	$19.4	$1.0
INTL FCStone Securities Inc.	SEC	Net capital	$4.3	$1.0
FCC Investments, Inc.	SEC	Net capital	$0.3	$0.3
FCStone Australia	Australian Securities and Investment Commission	Net capital	$1.7	$0.9
FCStone Australia	New Zealand Clearing Ltd	Capital adequacy	$11.5	$3.9
FCStone Commodity Services (Europe), Ltd.	Central Bank of Ireland	Net capital	$1.9	$0.6
INTL FCStone DTVM Ltda.	Brazilian Central Bank and Securities and Exchange Commission of Brazil	Capital adequacy	$0.8	$0.7
INTL Capital S.A.	Rosario Futures Exchange (Argentina)	Capital adequacy	$3.2	$0.1
INTL Capital S.A.	General Inspector of Justice (Argentina)	Net capital	$7.8	$5.8
INTL CIBSA S.A.	Superintendence of Securities Markets of Buenos Aires (Argentina)	Net capital	$3.4	$0.3
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of June 30, 2013, these subsidiaries were in compliance with their local capital adequacy requirements.
Note 13 – Stock-Based Compensation
Stock-based compensation expense is included within ‘compensation and benefits’ in the condensed consolidated income statements and totaled $1.7 million and $1.6 million for the three months ended June 30, 2013 and 2012, respectively, and $5.3 million and $3.8 million for the nine months ended June 30, 2013 and 2012, respectively.
Stock Option Plan
The Company sponsored a stock option plan for its directors, officers, employees and consultants. The Company’s Board of Directors approved a new stock option plan (the “2013 Stock Option Plan”), which was approved by the shareholders at the 2013 annual meeting, and authorized the Company to issue stock options covering up to 1.0 million shares of the Company’s common stock. As of June 30, 2013, there were 1.0 million shares authorized for future grant under this plan. The Company settles stock option exercises with newly issued shares of common stock.

Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

Nine Months Ended June 30, 2013
Expected stock price volatility	35%
Expected dividend yield	—%
Risk free interest rate	0.37%
Average expected life (in years)	2.88
Expected stock price volatility rates are based primarily on the historical volatility. The Company has not paid dividends in the past and does not currently expect to do so in the future. Risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option award. The average expected life represents the estimated period of time that options or awards granted are expected to be outstanding, based on the Company’s historical share option exercise experience for similar option grants. The weighted average fair value of options issued during the nine months ended June 30, 2013 was $4.21.
The following is a summary of stock option activity for the nine months ended June 30, 2013:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2012	921,412	1,890,634	$23.36	$11.11	5.45	$6.0
Expiration of 2003 Plan	(828,321)
Additional shares authorized	1,000,000
Granted	(100,000)	100,000	$17.53	$4.21
Exercised		(127,268)	$5.47	$2.81
Forfeited	6,666	(18,498)	$8.38	$3.60
Expired	243	(910)	$21.23	$10.27
Balances as of June 30, 2013	1,000,000	1,843,958	$24.43	$11.38	4.98	$3.4
Exercisable as of June 30, 2013		731,352	$26.67	$11.07	2.07	$2.2
The total compensation cost not yet recognized for non-vested awards of $10.5 million as of June 30, 2013 has a weighted-average period of 5.90 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. The total intrinsic value of options exercised during the nine months ended June 30, 2013 and 2012 was $1.8 million, and $3.0 million, respectively.
Restricted Stock Plan
The Company sponsors a restricted stock plan for its directors, officers and employees. As of June 30, 2013, 1,204,777 shares were authorized for future grant under the 2012 restricted stock plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company utilizes newly issued shares of common stock to make restricted stock grants.
The following is a summary of restricted stock activity for the nine months ended June 30, 2013:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2012	1,420,114	512,124	$22.09	1.81	$9.8
Granted	(216,502)	216,502	$17.76
Vested		(221,585)	$21.41
Forfeited	1,165	(8,202)	$24.11
Balances as of June 30, 2013	1,204,777	498,839	$20.48	1.97	$8.7

The total compensation cost not yet recognized of $7.5 million as of June 30, 2013 has a weighted-average period of 1.97 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.
Subsequent to June 30, 2013, the Company and an executive of a wholly-owned subsidiary mutually agreed to the executive’s retirement from employment as of July 1, 2013. As a result of the executive’s retirement from employment, the company expects to record compensation cost, related to the individual’s restricted stock, of $2.6 million during the quarter ended September 30, 2013.
Note 14 – Other Expenses
Other expenses for the three and nine months ended June 30, 2013 and 2012 consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2013	2012	2013	2012
Business development	$2.7	$2.3	$7.9	$8.6
Contingent consideration, net(1)	0.7	0.5	1.9	2.7
Insurance	0.5	0.4	1.4	1.2
Advertising, meetings and conferences	0.6	0.7	1.7	1.8
Non-trading hardware and software maintenance and software licensing	0.6	0.4	2.2	1.8
Office supplies and printing	0.3	0.3	1.0	1.0
Other non-income taxes	1.9	1.1	4.1	3.0
Other	1.1	1.7	5.2	4.7
	$8.4	$7.4	$25.4	$24.8

(1)
For the three and nine months ended June 30, 2013 and 2012, contingent consideration included remeasurement of contingent liabilities related to business combinations accounted for in accordance with the provisions of the Business Combinations Topic of the ASC (see Note 3). Also, for the nine months ended June 30, 2013 and 2012, contingent consideration included additional purchase price, based on achieving specific conditions and earnings targets, relating to FCStone, LLC’s previous acquisition of Globecot, Inc. (“Globecot”). The Globecot acquisition was recorded in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). As a result of the Company’s merger with FCStone Group, Inc. (“FCStone”) on September 30, 2009, this contingent purchase price amount was considered a pre-acquisition contingency, which was not reasonably estimable during the merger allocation period following the FCStone transaction. In accordance with SFAS 141, adjustments to pre-acquisition contingencies, made after the end of the allocation period, are included in earnings in the current period. There is no further contingent consideration outstanding related to the Globecot acquisition.

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
The income tax expense from operations of $1.3 million and $1.2 million for the three months ended June 30, 2013 and 2012, respectively, and income tax expense from operations of $6.7 million and $2.2 million for the nine months ended June 30, 2013 and 2012, respectively, reflect estimated federal, foreign and state taxes.
During the nine months ended June 30, 2013, the Company recorded a net decrease to its unrecognized tax benefits of $0.4 million, attributed to favorably settled income tax audits, of which $0.3 million impacted the Company’s effective tax rate. For the three months ended June 30, 2013, the Company’s effective tax rate was 32% compared to 20% for the three months ended

June 30, 2012. For the nine months ended June 30, 2013, the Company’s effective tax rate was 28% compared to 25% for the nine months ended June 30, 2012.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various state and foreign jurisdictions. FCStone is a wholly-owned subsidiary acquired on September 30, 2009. Both INTL FCStone Inc. and FCStone are under federal and state examinations for various periods, ranging from August 31, 2008 through September 30, 2012.
Note 16 – Acquisitions and Dispositions
First American Capital and Trading Corp.
On May 3, 2013, the Company reached an agreement in which First American Capital and Trading Corp. (“FACT”), has agreed to transfer its customer accounts to INTL FCStone Inc.’s broker-dealer subsidiary, INTL FCStone Securities Inc. Completion of this transaction is subject to certain conditions, including regulatory approval. FACT provides correspondent clearing services to institutional customers directly and through a global network of partners. FACT services a wide range of customers, including broker-dealers, investment advisors, and fund managers.
Tradewire Acquisition
On December 12, 2012, the Company finalized an agreement to acquire certain institutional accounts from Tradewire Securities, LLC (“Tradewire Securities”), a Miami-based securities broker-dealer servicing customers throughout Latin America and a wholly-owned subsidiary of Tradewire Group Ltd. These accounts were transferred to INTL FCStone Inc.’s broker-dealer subsidiary, INTL FCStone Securities. As part of the transaction, the Company hired more than 20 professional staff from Tradewire Securities’ securities broker-dealer business based in Miami, Florida. These professionals provide global brokerage services to a wide range of customers, including hedge funds, pension funds, broker-dealers and banks located in Latin America, the Caribbean, North America and Europe.
The consideration to be paid for the acquisition of institutional accounts from Tradewire Securities consists of three annual contingent payments and a final contingent payment and is estimated to be $3.1 million as of June 30, 2013. The purchase price for the acquisition is not expected to be material to the condensed consolidated financial statements. The allocation of the purchase price to separately identifiable intangible assets is preliminary in nature, and is subject to adjustment as additional information is obtained, including but not limited to the calculation of the contingent consideration and valuation of separately identifiable intangible assets. These calculations and valuations of any identified intangible assets are subject to change within the measurement period (up to one year from the acquisition date) as valuations are finalized. When the valuations are finalized, any changes may result in adjustments to separately identifiable intangible assets and goodwill. Any adjustments made to the valuations are not expected to be material. The intangible assets recognized in this transaction of $3.1 million were assigned to the Securities segment.
Gletir Agente De Valores S.A. Disposition
On February 28, 2013, the Company, through its subsidiaries INTL Netherlands B.V. and Gainvest Asset Management Ltda, entered into an agreement to sell all of its ownership interest in another subsidiary, Gletir Agente De Valores S.A. (“Gletir Agente”), to Gletir Financial Corp (the “Purchaser”). The Company sold the capital stock of Gletir Agente for $0.8 million. Gletir Agente had net assets of $0.6 million, which included $0.1 million of AOCI related to foreign currency translation, included in the consolidated condensed balance sheet of the Company, at the time of the sale. The gain resulting from the sale price less the carrying amount of the net assets and the gain from the AOCI balance were recorded as components of other income on the consolidated condensed income statement for the nine months ended June 30, 2013.
Planned Exit of Physical Base Metals Business
During the quarter ended March 31, 2013, as a result of a change in management strategy within the Company’s base metals product line, the Company elected to pursue an exit of its physical base metals business through the sale and/or orderly liquidation of current open positions. During the three months ended June 30, 2013, the Company completed a sale of a portion of the physical base metals open contract positions, and the liquidation of the majority of the remaining physical base metals open contract positions and inventory. The performance of the physical base metals activities, including $1.4 million in contract termination costs incurred in the aforementioned sale, resulted in a pre-tax loss of $2.2 million and pre-tax income of $2.3 million during the three and nine month periods ending June 30, 2013, respectively. The physical base metals business is included within the C&RM Segment. The Company believes the exit of the physical base metals business will be completed by the end of fiscal 2013. The Company will continue to operate the portion of its base metals business related to non-physical assets, conducted primarily through the London Metals Exchange.
The Company has considered the impact of the exit of the physical base metals business on the Company’s financial position, future operating results and liquidity, and believes the exit will not have a material negative impact to the condensed consolidated financial statements, expected cash flows or liquidity of the Company. The Company evaluated the recoverability of long-lived and intangible assets as a result of this planned exit, noting no impairment charges. The Company believes any additional exit costs, including termination benefits, additional contract termination costs and other associated costs will not be material to the condensed consolidated financial statements.
Note 17 – Segment Analysis
The Company reports its operating segments based on services provided to customers. The Company’s activities are divided into the following functional areas:

•	Commodity and Risk Management Services

•	Foreign Exchange

•	Securities

•	Clearing and Execution Services

•	Other
Commodity and Risk Management Services (C&RM)
The Company serves its commercial customers through its force of risk management consultants with a high value added service that differentiates the Company from other competitors and maximizes the opportunity to retain customers. The Integrated Risk Management Program (“IRMP®”) involves providing customers with commodity risk management consulting services that are designed to develop a customized long term hedging program to help them mitigate their exposure to commodity price risk and maximize the amount and certainty of their operating profits. Customers are assisted in the execution of their hedging strategies through the Company’s exchange-traded futures and options clearing and execution operations and through access to more customized alternatives provided by the OTC trading desk. Generally, customers direct their own trading activity and risk management consultants do not have discretionary authority to transact trades on behalf of customers. When transacting OTC contracts with customers, the Company may offset the customer’s transaction simultaneously with one of its trading counterparties. Alternatively, the OTC trade desk will accept a customer transaction and offset that transaction with a similar but not identical position on the exchange.
In addition, the Company provides a full range of trading and hedging capabilities to select producers, consumers, recyclers and investors in both precious and base metals, as well as certain other related commodities. For base metals, following the exit of the physical trading business, this will involve acting as a Category One ring dealing member of the LME, providing execution, clearing and advisory services in exchange traded futures and OTC products. In precious metals, in addition to offering OTC products, the Company acts as a principal, committing its own capital to buy and sell precious metals on a spot and forward basis.
The Company records its physical commodities revenues on a gross basis. Operating revenues and losses from the Company’s commodities derivatives activities are included within ‘trading gains, net’ in the condensed consolidated income statements. Inventory for the commodities business is valued at the lower of cost or fair value, under the provisions of the Inventory Topic of the ASC. The Company generally mitigates the price risk associated with commodities held in inventory through the use of derivatives. The Company does not elect hedge accounting under U.S. GAAP in accounting for this price risk mitigation. In such situations, unrealized gains in inventory are not recognized under U.S. GAAP, but unrealized gains and losses in related derivative positions are recognized under U.S. GAAP. As a result, the Company’s reported earnings from commodities trading may be subject to significant volatility when calculated under U.S. GAAP.
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
Securities
Through INTL FCStone Securities, Inc., the Company acts as a wholesale market maker in select foreign securities including unlisted ADRs and foreign ordinary shares and provides execution in select debt instruments and exchange-traded funds (“ETFs”). The Company provides execution and liquidity to national broker-dealers, regional broker-dealers and institutional investors. The Company also provides global execution services for institutional customers, including hedge funds, pension funds, broker-dealers and banks located primarily in Latin America, the Caribbean, North America and Europe.
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

Information concerning operations in these segments of business is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2013	2012	2013	2012
Total revenues:
Commodity and Risk Management Services	$10,874.3	$17,266.8	$36,497.0	$51,341.5
Foreign Exchange	19.0	16.5	51.3	47.4
Securities	13.8	8.6	42.7	28.8
Clearing and Execution Services	27.8	27.7	75.5	70.8
Other	105.3	31.3	198.1	104.5
Corporate unallocated	(0.7)	0.2	7.5	(0.5)
Total	$11,039.5	$17,351.1	$36,872.1	$51,592.5
Operating revenues (loss):
Commodity and Risk Management Services	$56.2	$67.0	$173.0	$182.7
Foreign Exchange	19.0	16.5	51.3	47.4
Securities	13.8	8.6	42.7	28.8
Clearing and Execution Services	27.8	27.7	75.5	70.8
Other	6.0	3.8	15.1	10.5
Corporate unallocated	(0.7)	0.2	7.5	(0.5)
Total	$122.1	$123.8	$365.1	$339.7
Net contribution:
(Revenues less cost of sales, clearing and related expenses, variable bonus compensation, introducing broker commissions and interest expense):
Commodity and Risk Management Services	$31.2	$38.3	$102.9	$105.1
Foreign Exchange	12.6	11.3	33.2	31.6
Securities	6.3	4.8	22.4	14.4
Clearing and Execution Services	4.5	4.2	11.7	10.5
Other	3.7	2.7	8.9	7.4
Total	$58.3	$61.3	$179.1	$169.0
Segment income (loss):
(Net contribution less non-variable direct segment costs):
Commodity and Risk Management Services	$13.8	$18.9	$49.1	$50.0
Foreign Exchange	8.5	7.7	22.5	21.9
Securities	1.8	1.1	9.2	3.0
Clearing and Execution Services	1.7	1.0	1.5	1.6
Other	2.6	1.5	5.9	3.6
Total	$28.4	$30.2	$88.2	$80.1
Reconciliation of segment income to income from operations, before tax:
Segment income	$28.4	$30.2	$88.2	$80.1
Costs not allocated to operating segments	24.3	24.3	63.9	71.3
Income from operations, before tax	$4.1	$5.9	$24.3	$8.8

(in millions)	As of June 30, 2013	As of September 30, 2012
Total assets:
Commodity and Risk Management Services	$1,258.5	$1,449.2
Foreign Exchange	145.1	124.5
Securities	169.1	88.7
Clearing and Execution Services	1,186.8	1,090.9
Other	42.7	110.8
Corporate unallocated	105.2	94.8
Total	$2,907.4	$2,958.9

Note 18 – Subsequent Events
On July 22, 2013, the Company completed the offering of $40.0 million aggregate principal amount of its 8.5% Senior Notes due 2020 (the “Notes”). The Company intends to use the net proceeds of the sale of the Notes for general corporate purposes. The Notes were issued under an Indenture dated as of July 22, 2013, between the Company and The Bank of New York Mellon, as Trustee. The Notes bear interest at a rate of 8.5% per year (payable quarterly on January 30, April 30, July 30 and October 30 of each year, beginning on October 30, 2013). The Notes will mature on July 30, 2020. Additionally, on August 6, 2013, the Company was notified by the underwriters of their election to exercise their option to purchase an additional $5.5 million aggregate principal amount of the Notes, scheduled for closing on August 9, 2013.
The Company may redeem the Notes, in whole or in part, at any time on and after July 30, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date.
Subsequent to June 30, 2013, the Company and an executive of a wholly-owned subsidiary mutually agreed to the executive’s retirement from employment as of July 1, 2013, as detailed further in Note 13.
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
Recent Events Affecting the Financial Services Industry
On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act created a comprehensive new regulatory regime governing the OTC and listed derivatives markets and their participants by requiring, among other things: centralized clearing of standardized derivatives (with certain stated exceptions); the trading of clearable derivatives on swap execution facilities or exchanges; and registration and comprehensive regulation of new categories of market participants as “swap dealers” and swap “introducing brokers.”  We registered our subsidiary, INTL FCStone Markets, LLC, as a swap dealer on December 31, 2012. Most of the rules affecting this business have now been finalized, and external business conduct rules came into effect on May 1, 2013. Nevertheless, some important rules, such as those setting capital and margin requirements, have not been finalized or fully implemented, and it is too early to predict with any degree of certainty how we will be affected. The Company will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act. The legislation and implementing regulations affect not only us, but also many of our customers and counterparties.
Overview
INTL FCStone Inc. and its consolidated subsidiaries form a financial services group, employing 1,107 people in offices in 12 countries as of June 30, 2013. The Company’s services include comprehensive risk management advisory services for commercial customers; execution of listed futures and options-on-futures contracts on all major commodity exchanges; the sale of structured over-the-counter (“OTC”) products in a wide range of commodities; physical trading and hedging of precious metals and select other commodities, trading of more than 130 foreign currencies, market-making in international equities, debt origination and asset management.
The Company provides these services to a diverse group of more than 20,000 accounts, representing approximately 11,000 consolidated customers located in more than 100 countries, including producers, processors and end-users of nearly all widely-traded physical commodities; commercial counterparties who are end-users of our products and services; governmental and non-governmental organizations; and commercial banks, brokers, institutional investors and major investment banks.

The Company reports its operating segments based on services provided to customers. The Company’s activities are divided into the following functional areas consisting of Commodity and Risk Management Services (“C&RM”), Foreign Exchange, Securities, Clearing and Execution Services (“CES”) and Other. Additional information on these functional areas can be found within Note 17 of the Condensed Consolidated Financial Statements.
Executive Summary
The Company experienced a decline in operating revenues during the three months ended June 30, 2013 compared to the corresponding quarter of 2012, however year-to-date results reflect growth in operating revenues and net income compared to the first nine months of 2012.
All segments of the Company, with the exception of the C&RM segment experienced operating revenue growth over both the prior year three month and year-to-date periods. Both the C&RM and CES segments continue to be constrained by historically low interest rates. During the first nine months of 2013, interest income on customer deposits declined modestly, even though average customer assets on deposits, which generate interest income to the Company, increased $148 million over the prior year-to-date period to $1.65 billion.
The decrease in our core C&RM operating revenues was primarily a result of declines in both exchange-traded and OTC transactional volumes in our soft commodities product line as well as declines in the physical base metals business. The soft commodity product line has been constrained by low volatility and the lingering effects of the drought in the United States during 2012 on the agricultural commodity markets, and to a lesser extent, coupled with uncertainty on the part of our customers as to the effect that the Dodd-Frank legislation and related regulations will have on their OTC positions and operations.
During the quarter ended March 31, 2013, as a result of a change in management strategy within the Company’s base metals product line, the Company elected to pursue an exit of its physical base metals business through the sale and/or orderly liquidation of current open positions. During the three months ended June 30, 2013, the Company completed a sale of a portion of the physical base metals open contract positions, and the liquidation of the majority of the remaining physical base metals open contract positions and inventory. The liquidation of these outstanding positions in the three months ended June 30, 2013, as well as the performance of the physical base metals for the entire year-to-date period, contributed to the decline in C&RM segment operating revenues. Additionally, on July 31, 2013, the Company elected to allow the $100.0 million credit facility which supported this business to expire without renewal, and the amount outstanding was repaid in full.
The declines in C&RM revenues have been partially tempered by the continued growth in operating revenues generated by the LME metals team, acquired during the first quarter of 2012. The Company will continue to operate this portion of its base metal business, which assists its commercial customers in the execution of hedging strategies in the financial base metals markets.
Operating revenues in our Foreign Exchange segment continued to increase, as the global payments product line experienced record revenues for the three months ended June 30, 2013 driven by continued acquisition of commercial bank clients and the successful implementation of a new back office platform which enables the Company to process increased volumes, including smaller notional payments, without requiring the hiring of additional support personnel.
The Securities segment continued to show strong growth following the acquisition of accounts of Tradewire Securities, LLC (“Tradewire Securities”), in the first quarter of 2013, as well as revenue growth in the Argentina debt trading business. Operating revenues in our Other segment continued to increase, as revenues in both commodity financing and physical commodity origination business grew compared to the prior year periods.
Overall, net income declined for the three months ended June 30, 2013 compared to the prior year, primarily as a result of the decline in soft commodity product line revenues, the execution of the exit plan in the physical base metals business, as well as the increase in costs associated with the implementation of the Dodd-Frank Act legislation and other regulatory reform, primarily in the form of increased employee related costs. For the nine months ended June 30, 2013, net income increased over the prior year, primarily as a result of increased operating revenues in all segments of our business, with the exception of the C&RM segment, as well as the $9.2 million gain recognized during the three months ended December 31, 2012 on the sale of our shares in the LME and the KCBT, following their acquisitions by the Hong Kong Exchanges & Clearing Limited and the CME, respectively.
The performance of the physical base metals activities, including $1.4 million in contract termination costs incurred in the aforementioned sale, resulted in a pre-tax loss of $2.2 million, prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and U.S. GAAP pre-tax income of $2.3 million during the three and nine month periods ending June 30, 2013, respectively. On an adjusted, non-GAAP basis, the performance of the physical base metals activities, including the aforementioned contract termination costs, resulted in adjusted, non-GAAP pre-tax losses of $5.4 million and $8.4 million during the three and nine month periods ending June 30, 2013, respectively. The Company believes the exit of the physical base metals business will be completed by the end of fiscal 2013, including the elimination of the physical base metals trading team and certain operational support personnel.
Following the end of the third quarter of 2013, on July 22, 2013, the Company successfully completed an offering of $40.0 million aggregate principal amount of its 8.5% Senior Notes due 2020. This note offering, which was the first public debt offering in the history of the Company, results in a more diversified capital structure by adding medium term debt instruments to the Company’s publicly traded common shares and committed bank credit facilities. Additionally, on August 6, 2013, the Company was notified by the underwriters of their election to exercise their option to purchase an additional $5.5 million aggregate principal amount of the Senior Notes, scheduled for closing on August 9, 2013.
Selected Summary Financial Information
As discussed in previous filings and elsewhere in this Form 10-Q, U.S. GAAP requires the Company to carry derivatives at fair value but physical commodities inventory at the lower of cost or fair value. These requirements may have a temporary impact on our reported earnings. Under U.S. GAAP, gains and losses on commodities inventory and derivatives which the Company intends to be offsetting are often recognized in different periods. Additionally, in certain circumstances, U.S. GAAP does not require us to reflect changes in estimated values of forward commitments to purchase and sell commodities. In such circumstances, the forward commitments to purchase and sell commodities, which the Company does not reflect within the condensed consolidated balance sheets, do not qualify as a derivative under the Derivatives and Hedging Topic of the Accounting Standards Codification (“ASC”).
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

Adjusted Non-GAAP Financial Information (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2013	2012	2013	2012
U.S. GAAP Data (Unaudited):
Operating revenues	$122.1	$123.8	$365.1	$339.7
Income from operations, before tax	$4.1	$5.9	$24.3	$8.8
Net income attributable to INTL FCStone Inc. common stockholders	$2.8	$4.7	$17.6	$6.7
Stockholders’ equity			$334.0	$311.5
Adjusted Non-GAAP Data (Unaudited):
Data adjusted (on a marked-to-market basis):
Operating revenues, as stated above	$122.1	$123.8	$365.1	$339.7
Marked-to-market adjustment (non-GAAP)	(2.4)	0.9	(12.3)	—
Adjusted operating revenues, marked-to-market (non-GAAP)	$119.7	$124.7	$352.8	$339.7
Income from operations, before tax, as stated above	$4.1	$5.9	$24.3	$8.8
Marked-to-market adjustment (non-GAAP)	(2.4)	0.9	(12.3)	—
Adjusted income from operations, before tax (non-GAAP)	$1.7	$6.8	$12.0	$8.8
Net income attributable to INTL FCStone Inc. common stockholders, as stated above	$2.8	$4.7	$17.6	$6.7
Marked-to-market adjustment (non-GAAP)	(2.4)	0.9	(12.3)	—
Tax effect at blended rate of 37.5%	0.9	(0.3)	4.6	—
Adjusted net income attributable to INTL FCStone Inc. common stockholders (non-GAAP)	$1.3	$5.3	$9.9	$6.7
Stockholders’ equity, as stated above			$334.0	$311.5
Cumulative marked-to-market adjustment (non-GAAP)			3.1	8.6
Tax effect at blended rate of 37.5%			(1.2)	(3.2)
Adjusted stockholders’ equity (non-GAAP)			$335.9	$316.9
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
Results of Operations
Set forth below is the Company’s discussion of the results of its operations, as viewed by management, for the three and nine months ended June 30, 2013 and 2012, respectively. The quarters will be referred to in this discussion as “Q3 2013” and “Q3 2012”, and the nine month periods as “YTD 2013” and “YTD 2012”. This discussion refers to both U.S. GAAP results and adjusted non-GAAP marked-to-market information, in accordance with the information presented above under the heading ‘Adjusted non-GAAP Financial Information’. For the Foreign Exchange, Securities and CES segments, there are no differences between the U.S. GAAP results and the adjusted non-GAAP marked-to-market results. The C&RM and Other segments have differences between the U.S. GAAP results and the adjusted non-GAAP marked-to-market results. However, this means that there are differences between the U.S. GAAP basis and the non-GAAP marked-to-market basis for total operating revenues, total contribution and net income. Please note that any term below that contains the word ‘adjusted’ refers to non-GAAP, marked-to-market information.

Financial Overview (Unaudited)

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2013	% Change	2012	2013	% Change	2012
Operating revenues	$122.1	(1)%	$123.8	$365.1	7%	$339.7
Marked-to-market adjustment (non-GAAP)	(2.4)	n/m	0.9	(12.3)	n/m	—
Adjusted operating revenues (non-GAAP)	119.7	(4)%	124.7	352.8	4%	339.7
Interest expense	3.2	23%	2.6	9.6	16%	8.3
Adjusted net revenues (non-GAAP)	116.5	(5)%	122.1	343.2	4%	331.4
Non-interest expenses	114.8	—%	115.3	331.2	3%	322.6
Adjusted income from operations, before tax (non-GAAP)	$1.7	(75)%	$6.8	$12.0	36%	$8.8
Reconciliation of GAAP net revenues to adjusted, non-GAAP amounts:
Net revenues	$118.9		$121.2	$355.5		$331.4
Marked-to-market adjustment (non-GAAP)	(2.4)		0.9	(12.3)		—
Adjusted net revenues (non-GAAP)	$116.5		$122.1	$343.2		$331.4
Reconciliation of GAAP income from operations, before tax to adjusted, non-GAAP amounts:
Income from operations before income tax	$4.1		$5.9	$24.3		$8.8
Marked-to-market adjustment (non-GAAP)	(2.4)		0.9	(12.3)		—
Adjusted income from operations, before tax (non-GAAP)	$1.7		$6.8	$12.0		$8.8
Q3 2013 Operating Revenues vs. Q3 2012 Operating Revenues
The Company’s operating revenues under U.S. GAAP for Q3 2013 and Q3 2012 were $122.1 million and $123.8 million, respectively. This decrease in operating revenue resulted from a 16% decline in operating revenue in the C&RM segment driven by lower customer volumes in agricultural commodity hedging activity, as well as the decline in operating revenue associated with the planned exit of the physical base metals business. These declines were partially offset by a 15% increase in the Foreign Exchange segment, a 60% increase in the Securities segment and a 58% increase in the Other segment. The CES segment was relatively flat compared to the prior year period.
Adjusted operating revenues decreased 4% from $124.7 million in Q3 2012 to $119.7 million in Q3 2013, including a 22% decrease in adjusted operating revenues in the C&RM segment partially offset by a 79% increase in the Other segment. The only difference between operating revenues and adjusted operating revenues, a non-GAAP measure, was the gross marked-to-market adjustment of $(2.4) million and $0.9 million for Q3 2013 and Q3 2012, respectively. The gross marked-to-market adjustment only affects the adjusted operating revenues in the C&RM segment, specifically the physical base and precious metals product lines, and the commodity financing and origination product lines in the Other segment. In all other segments, there is no difference in operating and adjusted operating revenues.
Operating revenues and adjusted operating revenues in the C&RM segment decreased in Q3 2013 primarily due to a 27% decrease in OTC contract volumes, primarily driven by decreased activity in Brazil, Mexico and Latin America and the domestic energy markets, as well as a 7% decrease in exchange traded contract volumes as a result of the lingering effects of the 2012 drought in the United States on the agricultural commodity markets.
Operating revenues and adjusted operating revenues in the physical base metals business, declined $2.6 and $6.8 million, respectively, compared to the prior year period as a result of the planned exit of the physical base metals business. These decreases were partially offset by a 3% increase in the ongoing LME metals team operating revenues, which operates in the financial exchange-traded markets and is part of the overall base metals product line. Precious metals operating revenues and adjusted operating revenues increased $1.8 million and $1.9 million, respectively, compared to the prior year period, despite a 20% decline in the number of ounces traded.
Operating revenues in the Foreign Exchange segment in Q3 2013 increased 15% or $2.5 million to $19.0 million compared to the prior year period, as operating revenues increased to a record $11.1 million in our global payments product line. In addition, operating revenues increased in our customer prime brokerage, foreign exchange arbitrage and customer hedging businesses.

Operating revenues in the Securities segment increased 60% compared to the prior year period to $13.8 million in Q3 2013, driven by a 106% increase in the equity market making product line, primarily as a result of the transfer of accounts from Tradewire Securities which contributed $3.4 million in operating revenue in the period. Operating revenues in the debt capital markets product line, decreased $0.2 million to $3.3 million in Q3 2013. Operating revenues in the CES segment in Q3 2013 were relatively flat compared to the prior year period, as a 6% decrease in exchange traded volumes was offset by an increase in the average commission rate per contract. Operating revenues and adjusted operating revenues in the Other segment, increased $2.2 million and $3.0 million, respectively, driven by increases in commodity financing and origination revenues. See the Q3 2013 vs. Q3 2012 Segment Analysis for additional information on activity in each of the segments.
In Q3 2013, operating revenues include realized gains of $0.2 million and unrealized losses of $0.2 million on interest rate swap derivative contracts used to manage a portion of our aggregate interest rate position. In Q3 2012, operating revenues included realized gains of $0.4 million on interest rate swap derivative contracts and unrealized losses of $0.3 million on these same derivative contracts. These interest rate swaps are not designated for hedge accounting treatment, and changes in the marked-to-market valuations of these interest rate swaps, which are volatile and can fluctuate from period to period, are recorded in earnings on a quarterly basis. As of June 30, 2013, approximately $200 million in notional principal of interest rate swaps were outstanding. The remaining interest rate swaps mature in August 2013.
YTD 2013 Operating Revenues vs. YTD 2012 Operating Revenues
The Company’s operating revenues under U.S. GAAP for YTD 2013 and YTD 2012 were $365.1 million and $339.7 million, respectively. This increase in operating revenues resulted from a 48% increase in the Securities segment, a 7% increase in the CES segment, a 44% increase in the Other segment and an 8% increase in the Foreign Exchange segment, as well as a $9.2 million realized gain on our sale of shares in the LME and KCBT in Q1 2013. These increases were partially offset by a 5% decrease in operating revenues in the C&RM segment.
Adjusted operating revenues increased 4% from $339.7 million in YTD 2012 to $352.8 million in YTD 2013, including a 56% increase in adjusted operating revenues in the Other segment and a 13% decline in the C&RM segment. The only difference between operating revenues and adjusted operating revenues, a non-GAAP measure, was the gross marked-to-market adjustment of $(12.3) million for YTD 2013. The gross marked-to-market adjustment only affects the adjusted operating revenues in the C&RM segment, specifically the physical base and precious metals product lines, and the commodity financing and origination product lines in the Other segment. In all other segments, there is no difference in operating and adjusted operating revenues.
Operating revenues and adjusted operating revenues declined in the C&RM segment, primarily as a result of a 23% decline in OTC contract volumes in the soft commodities product line, primarily in Brazil, Mexico and Latin America, which contributed to a $22.6 million decrease in OTC revenues, while exchange-traded revenues increased 2%, despite an 8% decrease in exchange-traded volumes in YTD 2013, as the prior year period was affected by lost revenues from customers introduced to MF Global.
In addition, while operating revenues in the physical base metals business were flat compared with the prior year period, adjusted operating revenues declined $10.4 million as a result of the planned exit of this business. These declines were partially offset by a $8.7 million increase in revenues from the ongoing LME metals team, which operates in the financial exchange traded markets and is part of the base metals product line. Precious metals operating revenues increased $3.0 million compared to the prior year period as a result of falling precious metal prices, while adjusted operating revenues in our precious metals product line declined $0.2 million as a result of a 27% decline in the number of ounces traded.
Operating revenues in the Foreign Exchange segment in YTD 2013 increased 8%, or $3.9 million to $51.3 million, primarily as a result of a $1.4 million increase in the global payments product line as well as a $1.7 million increase in commercial hedging activity.
Operating revenues in the Securities segment increased by 48% to $42.7 million in YTD 2013, as a result of a $8.0 million, or 43% increase in revenues in the equities market making product line as a result of the transfer of accounts from Tradewire Securities in Q1 2013 and a $6.0 million, or 60% increase in operating revenues the debt capital markets product line. Operating revenues in the CES segment in YTD 2013 increased 7% over the prior year period primarily as a result of a 1% increase in exchange-traded contract volume and an increase in the average rate per contract earned. Operating revenues and adjusted operating revenues in the Other segment, increased $4.6 million and $5.9 million, respectively, driven primarily by increases in commodity financing and origination revenues. See the YTD 2013 vs. YTD 2012 Segment Analysis for additional information on activity in each of the segments.
In YTD 2013, operating revenues include realized gains of $1.3 million and unrealized losses of $1.2 million on interest rate swap derivative contracts used to manage a portion of our aggregate interest rate position. In YTD 2012, operating revenues included realized gains of $2.1 million and unrealized losses of $1.2 million on interest rate swap derivative contracts. These interest rate swaps are not designated for hedge accounting treatment, and changes in the marked-to-market valuations of these interest rate swaps, which are volatile and can fluctuate from period to period, are recorded in earnings on a quarterly basis. As of June 30, 2013, approximately $200 million in notional principal of interest rate swaps were outstanding. The remaining interest rate swaps mature in August 2013.
Q3 2013 Interest expense vs. Q3 2012 Interest expense
Interest expense: Interest expense increased from $2.6 million in Q3 2012 to $3.2 million in Q3 2013. This increase in interest expense was primarily due to higher average outstanding borrowings during Q3 2013 compared to during Q3 2012 on our loan facilities used for working capital needs and commodity financing and facilitation activities, partially offset by a decrease in average outstanding borrowings related to the reduction of base metals activities.
YTD 2013 Interest expense vs. YTD 2012 Interest expense
Interest expense: Interest expense increased from $8.3 million in YTD 2012 to $9.6 million in YTD 2013. This increase in interest expense was primarily due to higher average outstanding borrowings during YTD 2013 compared to during YTD 2012 on our loan facilities used for working capital needs and commodity financing and facilitation activities.
Non-Interest Expenses
The following table shows a summary of our non-interest expenses.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2013	% Change	2012	2013	% Change	2012
NON-INTEREST EXPENSES
Compensation and benefits	$52.2	(4)%	$54.6	$150.9	(3)%	$155.5
Clearing and related expenses	29.4	(4)%	30.6	83.5	4%	80.4
Introducing broker commissions	11.0	39%	7.9	29.0	34%	21.7
Other non-interest expenses:
Communication and data services	5.9	(6)%	6.3	17.0	3%	16.5
Occupancy and equipment rental	2.9	7%	2.7	9.0	10%	8.2
Professional fees	2.9	(12)%	3.3	10.1	5%	9.6
Depreciation and amortization	2.0	5%	1.9	6.1	15%	5.3
Bad debts and impairments	0.1	(83)%	0.6	0.2	(67)%	0.6
Other expense	8.4	14%	7.4	25.4	2%	24.8
	22.2	—%	22.2	67.8	4%	65.0
Total non-interest expenses	$114.8	—%	$115.3	$331.2	3%	$322.6
Q3 2013 Non-Interest Expenses vs. Q3 2012 Non-Interest Expenses
Total Non-Interest Expenses: Non-interest expenses decreased $0.5 million, or less than 1% from $115.3 million in Q3 2012 to $114.8 million in Q3 2013, as a result of the factors described below.
Compensation and Benefits: Compensation and benefits expense decreased 4% from $54.6 million to $52.2 million, and represented 45% and 47% of total non-interest expenses in Q3 2013 and Q3 2012, respectively. Total compensation and benefits were 43% of operating revenues and 44% of adjusted operating revenues in Q3 2013 compared to 44% of operating revenues and adjusted operating revenues in Q3 2012. The variable portion of compensation and benefits decreased by 8% from $26.6 million in Q3 2012 to $24.6 million in Q3 2013, primarily related to a 4% decrease in adjusted operating revenues. Administrative and executive incentive compensation was $2.6 million in Q3 2013 compared to $4.2 million in Q3 2012.
The fixed portion of compensation and benefits decreased 1% from $28.0 million in Q3 2012 to $27.6 million in Q3 2013, as non-variable salaries were relatively flat, while decreases across certain employee benefits were partially offset by increases in stock-based compensation and health insurance. Stock-based compensation includes stock option and restricted stock expense. Stock option expense was $0.5 million in Q3 2013 and Q3 2012. Restricted stock expense includes a proportion of the current year, as well as the previous two years, bonuses allocated to restricted stock awards, as the awards are typically deferred and expensed ratably over their three year vesting period. Restricted stock expense was $1.2 million in Q3 2013, compared with $1.1 million in Q3 2012. The number of employees increased modestly from 1,099 in the beginning of Q3 2013 to 1,107 at the end of Q3 2013. The number of employees at the end of Q3 2012 was 1,068.

Clearing and Related Expenses: Clearing and related expenses decreased by 4% from $30.6 million in Q3 2012 to $29.4 million in Q3 2013. This decrease relates primarily to a 6% decrease in exchange-traded customer volume and a 27% decrease in OTC trading volumes in the C&RM segment, partially offset by higher ADR conversion fees in the securities activities, transactional charges in the FX business and the impact of the acquisition of accounts of Tradewire Securities.
Introducing Broker Commissions: Introducing broker commissions increased 39% from $7.9 million in Q3 2012 to $11.0 million in Q3 2013. This increase was primarily due to the additional new introducing broker relationships, particularly in our CES segment, as well as the expanded activities of the acquired LME metals team.
Other Non-Interest Expenses: Other non-interest expenses were relatively unchanged at $22.2 million in Q3 2013 and Q3 2012, respectively. Communication and data services expenses decreased $0.4 million, primarily due to a decrease in market information costs, partially offset by an increase in trading software costs. Occupancy and equipment rental increased $0.2 million, primarily related to office equipment rental. Depreciation and amortization increased $0.1 million.
Other non-interest expenses include bad debt expense, net of recoveries, and impairments of $0.1 million and $0.6 million in Q3 2013 and Q3 2012, respectively. During Q3 2012, the Company recorded charges to bad debt expense related to a customer deficit in the C&RM segment.
Other expense increased $1.0 million, primarily related to the changes in travel and business development costs, which increased $0.4 million and changes in contingent consideration related to acquisitions, which increased $0.2 million. The Company recorded expense of $0.8 million and $0.5 million during Q3 2013 and Q3 2012, respectively, related to the revaluation of contingent liabilities related to estimated additional consideration to be paid for business combinations accounted for in accordance with the provisions of the Business Combinations Topic of the ASC. Additionally, other expense included increases in non-trading technology costs and non-income taxes.
Provision for Taxes: The effective income tax rate on a U.S. GAAP basis was 32% in Q3 2013, compared with 20% in Q3 2012. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Our effective income tax rate during Q3 2012 was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions.
YTD 2013 Non-Interest Expenses vs. YTD 2012 Non-Interest Expenses
Total Non-Interest Expenses: Non-interest expenses increased by 3% from $322.6 million in YTD 2012 to $331.2 million in YTD 2013, as a result of the factors described below.
Compensation and Benefits: Compensation and benefits expense decreased by 3% from $155.5 million to $150.9 million, and represented 46% and 48% of total non-interest expenses in YTD 2013 and YTD 2012, respectively. Total compensation and benefits were 41% and 43% of operating revenues and adjusted operating revenues in YTD 2013 compared to 46% of operating revenues and adjusted operating revenues in YTD 2012. The variable portion of compensation and benefits decreased by 11%, from $75.5 million in YTD 2012 to $67.1 million in YTD 2013, despite the 4% increase in adjusted operating revenues. The variation was principally due to the recording of $9.2 million of non-recurring operating revenues during Q1 2013, related to the disposition of our shares in the LME and the KCBT. These revenues had no direct incentive compensation associated with them. Administrative and executive incentive compensation was $8.1 million in YTD 2013 compared to $11.4 million in YTD 2012.
The fixed portion of compensation and benefits increased 5% from $80.0 million in YTD 2012 to $83.8 million in YTD 2013, primarily as a result of the acquisition of the LME metals team, TRX Futures Limited and accounts of Tradewire Securities, administrative compensation increases and higher costs across certain employee benefits, including stock-based compensation, payroll taxes and health insurance plans. Stock-based compensation includes stock option and restricted stock expense. Stock option expense was $1.5 million in YTD 2013, compared with $0.9 million in YTD 2012. Restricted stock expense includes a proportion of the current year, as well as the previous two years, bonuses allocated to restricted stock awards, as the awards are typically deferred and expensed ratably over their three year vesting period. Restricted stock expense was $3.8 million in YTD 2013, compared with $2.9 million in YTD 2012. The number of employees increased 3% from 1,074 at the end of fiscal 2012 to 1,107 at the end of Q3 2013. The number of employees at the end of Q3 2012 was 1,068.
Clearing and Related Expenses: Clearing and related expenses increased by 4% from $80.4 million in YTD 2012 to $83.5 million in YTD 2013. This increase was primarily related to transactional charges in the FX businesses, give-up fees in the CES business and the impacts of the acquisitions of the LME metals team and accounts of Tradewire Securities.
Introducing Broker Commissions: Introducing broker commissions increased by 34% from $21.7 million in YTD 2012 to $29.0 million in YTD 2013. This increase was primarily due to an increase in exchange-traded volumes from our introducing brokers, particularly in our CES segment as several new introducing broker relationships were opened following the bankruptcy filing of MF Global, as well as the acquisitions of the LME metals team and accounts of Tradewire Securities.
Other Non-Interest Expenses: Other non-interest expenses increased by 4% from $65.0 million in YTD 2012 to $67.8 million in YTD 2013. Communication and data services expenses increased $0.5 million, primarily due to increases in trading software costs and market information expenses following the acquisitions of the LME metals team and accounts of Tradewire Securities, as well as expansion of our soft commodities OTC activities. Occupancy and equipment rental increased $0.8 million, primarily related to international office space rental and related costs. Professional fees increased $0.5 million, related to higher legal costs. Depreciation and amortization increased $0.8 million, primarily due to the increase in depreciation of additional technology infrastructure and software placed into service since Q3 2012.
Other expense increased $0.6 million, related to increases in non-trading technology costs, non-income taxes and an accrual for potential loss contingencies of $1.5 million during YTD 2013 - See Note 11 to the Condensed Consolidated Financial Statements. Partially offsetting, travel and business development costs decreased $0.7 million and changes in contingent consideration related to acquisitions decreased $0.8 million. The Company recorded expense of $1.6 million and $1.8 million during YTD 2013 and YTD 2012, respectively, related to the revaluation of contingent liabilities related to estimated additional consideration to be paid for business combinations accounted for in accordance with the provisions of the Business Combinations Topic of the ASC. The Company also accrued additional contingent consideration during YTD 2013 and YTD 2012 of $0.4 million related to the acquisition of Globecot, Inc.
Provision for Taxes: The effective income tax rate on a U.S. GAAP basis was 28% in YTD 2013, compared with 25% in YTD 2012. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Our effective income tax rate during YTD 2013 was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions and a reduction in unrecognized tax benefits.
Variable vs. Fixed Expenses

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2013	% of Total	2012	% of Total	2013	% of Total	2012	% of Total
VARIABLE vs. FIXED EXPENSES
Variable compensation and benefits	$24.6	21%	$26.6	23%	$67.1	20%	$75.5	23%
Variable clearing and related expenses	28.7	25%	30.0	26%	81.8	25%	78.4	24%
Introducing broker commissions	11.0	10%	7.9	7%	29.0	9%	21.7	7%
Total variable expenses	64.3	56%	64.5	56%	177.9	54%	175.6	54%
Fixed expenses	50.4	44%	50.2	44%	153.1	46%	146.4	46%
Bad debts and impairments	0.1	—%	0.6	—%	0.2	—%	0.6	—%
Total non-variable expenses	50.5	44%	50.8	44%	153.3	46%	147.0	46%
Total non-interest expenses	$114.8	100%	$115.3	100%	$331.2	100%	$322.6	100%
The Company seeks to make its non-interest expenses variable to the greatest extent possible, and to keep its fixed costs as low as possible. The table above shows an analysis of the Company’s total non-interest expenses for the three and nine months ended June 30, 2013 and 2012, respectively.
The Company’s variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational employees, clearing and related expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 56% in Q3 2013 and Q3 2012. As a percentage of total non-interest expenses, variable expenses were 54% in YTD 2013 and YTD 2012.

Segment Information
The Company reports its operating segments based on services provided to customers. The following table shows information concerning the Company’s principal business segments.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2013	% Change	2012	2013	% Change	2012
SEGMENT RESULTS
Commodity and Risk Management Services (C&RM)
Operating revenues	$56.2	(16)%	$67.0	$173.0	(5)%	$182.7
Gross marked-to-market adjustment (non-GAAP)	(3.2)	n/m	0.9	(13.6)	n/m	—
Adjusted operating revenues (non-GAAP)	53.0	(22)%	67.9	159.4	(13)%	182.7
Interest expense	1.5	—%	1.5	4.7	(10)%	5.2
Variable direct expenses	23.5	(14)%	27.2	65.4	(10)%	72.4
Adjusted net contribution (non-GAAP)	28.0	(29)%	39.2	89.3	(15)%	105.1
Non-variable direct expenses	17.4	(10)%	19.4	53.8	(2)%	55.1
Adjusted segment income (non-GAAP)	10.6	(46)%	19.8	35.5	(29)%	50.0
Foreign Exchange
Operating revenues	$19.0	15%	$16.5	$51.3	8%	$47.4
Interest expense	0.2	(33)%	0.3	0.5	(29)%	0.7
Variable direct expenses	6.2	27%	4.9	17.6	17%	15.1
Net contribution	12.6	12%	11.3	33.2	5%	31.6
Non-variable direct expenses	4.1	14%	3.6	10.7	10%	9.7
Segment income	8.5	10%	7.7	22.5	3%	21.9
Securities
Operating revenues	$13.8	60%	$8.6	$42.7	48%	$28.8
Interest expense	0.7	600%	0.1	1.3	333%	0.3
Variable direct expenses	6.8	84%	3.7	19.0	35%	14.1
Net contribution	6.3	31%	4.8	22.4	56%	14.4
Non-variable direct expenses	4.5	22%	3.7	13.2	16%	11.4
Segment income	1.8	64%	1.1	9.2	207%	3.0
Clearing and Execution Services (CES)
Operating revenues	$27.8	—%	$27.7	$75.5	7%	$70.8
Interest expense	—	n/m	0.1	0.3	—%	0.3
Variable direct expenses	23.3	—%	23.4	63.5	6%	60.0
Net contribution	4.5	7%	4.2	11.7	11%	10.5
Non-variable direct expenses	2.8	(13)%	3.2	10.2	15%	8.9
Segment income (loss)	1.7	70%	1.0	1.5	(6)%	1.6
Other
Operating revenues	$6.0	58%	$3.8	$15.1	44%	$10.5
Gross marked-to-market adjustment (non-GAAP)	0.8	n/m	—	1.3	n/m	—
Adjusted operating revenues (non-GAAP)	6.8	79%	3.8	16.4	56%	10.5
Interest expense	0.5	n/m	—	1.9	217%	0.6
Variable direct expenses	1.8	64%	1.1	4.3	72%	2.5
Adjusted net contribution (non-GAAP)	4.5	67%	2.7	10.2	38%	7.4
Non-variable direct expenses	1.1	(8)%	1.2	3.0	(21)%	3.8
Adjusted segment income (non-GAAP)	3.4	127%	1.5	7.2	100%	3.6

(continued)
	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2013	% Change	2012	2013	% Change	2012
Total Segment Results
Operating revenues	$122.8	(1)%	$123.6	$357.6	5%	$340.2
Gross marked-to-market adjustment (non-GAAP)	(2.4)	n/m	0.9	(12.3)	n/m	—
Adjusted operating revenues (non-GAAP)	120.4	(3)%	124.5	345.3	1%	340.2
Interest expense	2.9	45%	2.0	8.7	23%	7.1
Variable direct expenses	61.6	2%	60.3	169.8	3%	164.1
Adjusted net contribution (non-GAAP)	55.9	(10)%	62.2	166.8	(1)%	169.0
Non-variable direct expenses	29.9	(4)%	31.1	90.9	2%	88.9
Adjusted segment income (non-GAAP)	$26.0	(16)%	$31.1	$75.9	(5)%	$80.1
Reconciliation of C&RM GAAP net contribution to adjusted, non-GAAP amounts:
Total C&RM net contribution	$31.2		$38.3	$102.9		$105.1
Gross marked-to-market adjustment (non-GAAP)	(3.2)		0.9	(13.6)		—
C&RM adjusted net contribution (non-GAAP)	$28.0		$39.2	$89.3		$105.1
Reconciliation of C&RM GAAP segment income to adjusted, non-GAAP amounts:
Total C&RM segment income	$13.8		$18.9	$49.1		$50.0
Gross marked-to-market adjustment (non-GAAP)	(3.2)		0.9	(13.6)		—
C&RM adjusted segment income (non-GAAP)	$10.6		$19.8	$35.5		$50.0
Reconciliation of Other GAAP net contribution to adjusted, non-GAAP amounts:
Total Other net contribution	$3.7		$2.7	$8.9		$7.4
Gross marked-to-market adjustment (non-GAAP)	0.8		—	1.3		—
Other adjusted net contribution (non-GAAP)	$4.5		$2.7	$10.2		$7.4
Reconciliation of Other GAAP segment income to adjusted, non-GAAP amounts:
Total Other segment income	$2.6		$1.5	$5.9		$3.6
Gross marked-to-market adjustment (non-GAAP)	0.8		—	1.3		—
Other adjusted segment income (non-GAAP)	$3.4		$1.5	$7.2		$3.6
Reconciliation of GAAP operating revenues to adjusted, non-GAAP amounts:
Total operating revenues	$122.1		$123.8	$365.1		$339.7
Gross marked-to-market adjustment (non-GAAP)	(2.4)		0.9	(12.3)		—
Operating revenue not assigned to a segment	0.7		(0.2)	(7.5)		0.5
Adjusted segment operating revenues (non-GAAP)	$120.4		$124.5	$345.3		$340.2
Reconciliation of GAAP net contribution to adjusted, non-GAAP amounts:
Total net contribution	$58.3		$61.3	$179.1		$169.0
Gross marked-to-market adjustment (non-GAAP)	(2.4)		0.9	(12.3)		—
Adjusted net contribution (non-GAAP)	$55.9		$62.2	$166.8		$169.0
Reconciliation of GAAP segment income to adjusted, non-GAAP amounts:
Total segment income	$28.4		$30.2	$88.2		$80.1
Gross marked-to-market adjustment (non-GAAP)	(2.4)		0.9	(12.3)		—
Adjusted segment income (non-GAAP)	$26.0		$31.1	$75.9		$80.1

Q3 2013 vs. Q3 2012 Segment Analysis
The net contribution of all the Company’s business segments decreased 5% from $61.3 million in Q3 2012 to $58.3 million in Q3 2013. The adjusted net contribution of all the Company’s business segments decreased 10% from $62.2 million in Q3 2012 to $55.9 million in Q3 2013.
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
Total segment income decreased 6% from $30.2 million in Q3 2012 to $28.4 million in Q3 2013. Total adjusted segment income decreased 16% from $31.1 million in Q3 2012 to $26.0 million in Q3 2013.
Segment income is calculated as net contribution less non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational employee compensation and benefits, communication and data services, business development, professional fees, bad debt expense, trade errors and direct marketing expenses.
Commodity and Risk Management Services – Operating revenues under U.S. GAAP decreased from $67.0 million in Q3 2012 to $56.2 million in Q3 2013. Adjusted operating revenues decreased by 22% from $67.9 million in Q3 2012 to $53.0 million in Q3 2013. Operating revenues within this segment are primarily from the soft commodities, precious metals and base metals product lines.
Within the soft commodities product line, operating revenues decreased 18% from $54.6 million in Q3 2012 to $44.5 million in Q3 2013. Exchange-traded contract volumes decreased 7% and OTC contract volumes decreased 27%, respectively over the prior year period, which includes primarily agricultural and energy commodities. The decrease in exchange-traded contract volumes was primarily driven by diminished hedging volumes from our domestic grain customers as a result of lower industry volumes following the drought of 2012. Commission and clearing fee revenues, however, were flat at $16.7 million compared to the prior year period as the decline in revenues from domestic grain customers was offset by higher commissions earned in other commodity markets, most notably the food service industry and the Chinese markets. The decline in OTC contract volumes, primarily in the Brazil, Mexico and Latin America agricultural markets and the domestic energy markets, contributed to a $10.0 million decrease in overall OTC revenues. Average customer deposits were relatively flat at $854 million in Q3 2013 compared to the prior year period.
Precious metals operating revenues increased from $2.9 million in Q3 2012 to $4.7 million in Q3 2013. Precious metals adjusted operating revenues increased from $2.8 million in Q3 2012 to $4.7 million in Q3 2013. Both operating revenues and adjusted operating revenues increased from the prior year period despite a 20% decline in the number of ounces traded, as spreads widened in the market.
Operating revenues in our physical base metals business decreased from $2.6 million in Q3 2012 to break-even in Q3 2013. Adjusted operating revenues declined from $3.5 million in Q3 2012 to ($3.3) million in Q3 2013. The declines in operating and adjusted operating revenues were primarily as a result of the decision made in Q2 2013 to exit the physical base metals business. In conjunction with the plan to exit the physical base metals, during Q3 2013 the Company paid premiums to counterparties to exit forward contracts which contributed to the decline in operating and adjusted operating revenues. Operating revenues in the LME metals business, which operates in the financial exchange traded markets, which the Company intends to continue, increased 3% from $6.9 million in Q3 2012 to $7.1 million in Q3 2013.
Segment income decreased from $18.9 million in Q3 2012 to $13.8 million in Q3 2013. Adjusted segment income decreased from $19.8 million to $10.6 million. Variable expenses expressed as a percentage of operating revenues increased from 41% to 42%. Variable expenses expressed as a percentage of adjusted operating revenues increased from 40% to 44%, year-over-year. These increases were primarily attributable to the decline in operating and adjusted operating revenues in the physical base metals business as well as an increase in introducing broker commissions.
Foreign exchange trading – Operating revenues increased by 15% from $16.5 million in Q3 2012 to $19.0 million in Q3 2013. The operating revenues in the Company’s global payments product line increased 11% from $10.0 million in Q3 2012 to a record $11.1 million in Q3 2013. Operating revenues increased primarily as a result of a 22% increase in the volume of trades compared to the prior year period.
Operating revenues from customer hedging activity increased 14% from the prior year period to $2.5 million in Q3 2013, while operating revenues in our customer prime brokerage product line increased $0.3 million to $2.2 million in Q3 2013. The proprietary foreign exchange arbitrage desk, which arbitrages the cash versus the exchange traded markets, experienced a 33% increase in operating revenues to $3.2 million primarily as a result of an increase in arbitrage opportunities in the exchange traded foreign exchange markets.

Segment income increased 10% from $7.7 million in Q3 2012 to $8.5 million in Q3 2013. Variable expenses expressed as a percentage of operating revenues increased from 30% to 33%, primarily as a result of the change in mix of revenues in the current period.
Securities – Operating revenues increased by 60% from $8.6 million in Q3 2012 to $13.8 million in Q3 2013. Operating revenues in the equities market-making product line increased by 106% from $5.1 million in Q3 2012 to $10.5 million in Q3 2013, primarily as a result of the late first quarter 2013 transfer of accounts from Tradewire Securities, which contributed $3.4 million in operating revenues in the current period.
Equity market-making operating revenues include the trading profits earned by the Company before the related expense deduction for ADR conversion fees. These ADR fees are included within the condensed consolidated income statements as ‘clearing and related expenses’.
Operating revenues in the debt capital markets product line decreased from $3.4 million in Q3 2012 to $3.3 million in Q3 2013. This decrease in operating revenues was a result of a $0.6 million decrease in debt trading revenues, to $1.4 million in Q3 2013 which was partially offset by a $0.5 million increase in debt origination revenues to $1.9 million. The decrease in debt trading revenues was primarily a result of a decline in revenues from the Argentina debt trading operations compared to the prior year period. The debt capital markets product line is business focuses on a wide range of services including the arranging and placing of debt issues, merger and acquisition advisory services and asset backed securitization as well as debt trading in the international markets.
Segment income increased from $1.1 million in Q3 2012 to $1.8 million in Q3 2013, primarily as a result of the increased revenues from the accounts transferred from Tradewire Securities, LLC. Variable expenses expressed as a percentage of operating revenues were 49% in Q3 2013 compared to 43% in Q3 2012.
Clearing and execution services – Operating revenues increased $0.1 million from $27.7 million in Q3 2012 to $27.8 million in Q3 2013. Operating revenues are primarily generated from two sources: commission and clearing fee revenues from the execution and clearing of exchange-traded futures and options on futures contracts, and interest income derived from cash balances in our customers’ accounts.
Commission and clearing fee revenues were relatively flat at $27.0 million in Q3 2013, despite a 6% decrease in exchange-traded volumes driven, as our average rate per contract improved over the prior year period. Interest income declined 25% to $0.3 million in Q3 2013 as a result of lower short term interest rates, despite a 1% increase in average customer deposits to $810 million.
Segment income increased from $1.0 million in Q3 2012 to $1.7 million in Q3 2013. Variable expenses as a percentage of operating revenues were 84% in both Q3 2013 and Q3 2012, and are primarily clearing and related expenses.
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
Operating revenues increased from $3.8 million in Q3 2012 to $6.0 million in Q3 2013. Adjusted operating revenues increased from $3.8 million in Q3 2012 to $6.8 million for Q3 2013. Assets under management as of June 30, 2013 were $434 million compared with $490 million as of June 30, 2012. The decrease was due primarily to the sale of our ownership interest in subsidiary, Gletir Agente De Valores S.A., see Note 16 to the Condensed Consolidated Financial Statements. Operating revenues in the asset management product line decreased $0.1 million to $2.2 million in Q3 2013 as compared to Q3 2012. Operating revenues in the commodity financing and physical commodity origination product line increased $2.3 million to $3.8 million in Q3 2013, while adjusted operating revenues increased $3.1 million to $4.6 million in Q3 2013, both of which were primarily related to an increase in both commodity financing arrangements and commodity origination sales.
Segment income increased from $1.5 million in Q3 2012 to $2.6 million in Q3 2013. Adjusted segment income increased from $1.5 million in Q3 2012 to $3.4 million in Q3 2013.
YTD 2013 vs. YTD 2012 Segment Analysis
The net contribution of all the Company’s business segments increased 6% from $169.0 million in YTD 2012 to $179.1 million in YTD 2013. The adjusted net contribution of all the Company’s business segments decreased 1% from $169.0 million in YTD 2012 to $166.8 million in YTD 2013 .

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
Total segment income increased 10% from $80.1 million in YTD 2012 to $88.2 million in YTD 2013. Total adjusted segment income decreased 5% from $80.1 million in YTD 2012 to $75.9 million in YTD 2013.
Segment income is calculated as net contribution less non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational employee compensation and benefits, communication and data services, business development, professional fees, bad debt expense, trade errors and direct marketing expenses.
Commodity and Risk Management Services – Operating revenues under U.S. GAAP decreased from $182.7 million in YTD 2012 to $173.0 million in YTD 2013. Adjusted operating revenues decreased by 13% from $182.7 million in YTD 2012 to $159.4 million in YTD 2013. Operating revenues within this segment are primarily from the soft commodities, precious metals and base metals product lines.
Within the soft commodities product line, operating revenues decreased 14% from $149.2 million in YTD 2012 to $127.7 million in YTD 2013. Exchange-traded contract volumes decreased 8% and OTC contract volumes decreased 23% over the prior year comparative period, which includes primarily agricultural and energy commodities. Despite the decline in exchange- traded contract volumes, primarily driven by lower volatility and the effect on customer demand, of inverted prices in agricultural commodities following the drought of 2012, commission and clearing fee revenues increased 2% or $1.1 million compared to the prior year period. Exchange-traded commission and clearing fee revenues in YTD 2012 were affected by lost revenues from clients previously introduced by RMI and Hencorp Futures to MF Global. The majority of the clients previously introduced to MF Global have subsequently opened accounts directly with FCStone LLC. The decline in OTC contract volumes, primarily in Brazil, Mexico and Latin America, contributed to a $22.6 million decrease in overall OTC revenues. Interest income, which continues to be constrained by the effect of low short term interest rates, was $3.4 million in YTD 2013 compared to $3.2 million in the prior year to date period. The average level of customer deposits increased 8% to $930 million, compared to the prior year period.
Precious metals operating revenues increased from $10.1 million in YTD 2012 to $13.1 million in YTD 2013, primarily as a result of falling precious metal prices. Precious metals adjusted operating revenues decreased from $10.4 million in YTD 2012 to $10.2 million in YTD 2013, primarily as a result of a 27% decrease in the number of ounces traded primarily in the Far Eastern markets.
Operating revenues in our physical base metals business were relatively flat at $9.7 million in YTD 2013, compared to the prior year period. Adjusted operating revenues declined from $9.4 million in YTD 2012 to ($1.0) million in YTD 2013. The declines in operating and adjusted operating revenues were primarily as a result of the decision made in Q2 2013 to exit the physical base metals business. In conjunction with the plan to exit the physical base metals, during Q3 2013 the Company paid premiums to counterparties to exit forward contracts which contributed to the decline in adjusted operating revenues. Operating revenues in the LME metals business, which operates in the financial exchange traded markets, which the Company intends to continue, increased 63% from $13.8 million in YTD 2012 to $22.5 million in YTD 2013.
Segment income decreased from $50.0 million in YTD 2012 to $49.1 million in YTD 2013. Adjusted segment income decreased from $50.0 million to $35.5 million. Variable expenses expressed as a percentage of adjusted operating revenues increased from 40% in YTD 2012 to 41% in YTD 2013.
Foreign exchange trading – Operating revenues increased by 8% from $47.4 million in YTD 2012 to $51.3 million in YTD 2013. The operating revenues in the Company’s global payments product line increased from $29.1 million in YTD 2012 to $30.5 million in YTD 2013. This increase was driven by a 15% increase in the volume of trades in the Company’s global payments product line as the Company continued to benefit from an increase in financial institutions utilizing our platform.
Operating revenues from customer hedging activity increased 35% from the prior year period to $6.6 million, primarily driven by an increase of hedging activity by customers of our Brazil operations. The customer prime brokerage product line operating revenues increased from $6.1 million in YTD 2012 to $6.6 million in YTD 2013. The proprietary foreign exchange arbitrage desk, which arbitrages the cash versus the exchange traded markets, experienced a 3% increase in operating revenues to $7.6 million.
Segment income increased 3% from $21.9 million in YTD 2012 to $22.5 million in YTD 2013. Variable expenses expressed as a percentage of operating revenues increased from 32% to 34%, primarily as a result of the change in mix of revenues in the current period.

Securities – Operating revenues increased by 48% from $28.8 million in YTD 2012 to $42.7 million in YTD 2013. Operating revenues in the equities market-making product line increased 43% from the prior year period to $26.8 million, primarily as a result of the late first quarter 2013 transfer of accounts from Tradewire Securities, LLC, which contributed $6.0 million in operating revenues in YTD 2013.
Equity market-making operating revenues include the trading profits earned by the Company before the related expense deduction for ADR conversion fees. These ADR fees are included within the condensed consolidated income statements as ‘clearing and related expenses’.
Operating revenues in the debt capital markets product line increased from $9.9 million in YTD 2012 to $15.9 million in YTD 2013. This increase in operating revenues was a result of a $3.5 million increase in debt trading revenues, to $9.0 million in YTD 2013 and a $2.5 million increase in debt origination revenues to $6.9 million. The increase in debt trading revenues was a driven by strong growth in Argentina debt trading operations. This business focuses on a wide range of services including the arranging and placing of debt issues, merger and acquisition advisory services and asset backed securitization as well as debt trading in the international markets.
Segment income increased 207%, from $3.0 million in YTD 2012 to $9.2 million in YTD 2013, primarily as a result of the increase in operating revenues. Variable expenses expressed as a percentage of operating revenues decreased from 49% to 45%.
Clearing and execution services – Operating revenues increased 7% from $70.8 million in YTD 2012 to $75.5 million in YTD 2013. Operating revenues are primarily generated from two sources: commission and clearing fee revenues from the execution and clearing of exchange-traded futures and options on futures contracts, and interest income derived from cash balances in our customers’ accounts.
Commission and clearing fee revenues increased 7% to $73.1 million in YTD 2013, as a result of a 1% increase in exchange-traded volumes as well as an increase in the average rate per contract. Interest income, which continues to be constrained by the effect of low short term interest rates was $1.0 million in YTD 2013, compared to $1.6 million in the prior year to date period. The average level of customer deposits increased 12% to $716 million compared to the prior year period.
Segment income decreased to $1.5 million in YTD 2013 compared to $1.6 million in YTD 2012, primarily as a result of an $1.5 million loss contingency accrued in Q1 2013 as well as an increase in clearing and related expenses and introducing broker commissions. Variable expenses as a percentage of operating revenues decreased from 85% to 84% and are primarily clearing and related expenses.
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
Operating revenues increased from $10.5 million in YTD 2012 to $15.1 million in YTD 2013. Adjusted operating revenues increased from $10.5 million in YTD 2012 to $16.4 million in YTD 2013. Assets under management as of June 30, 2013 were $434 million compared with $490 million as of June 30, 2012. The decrease was due primarily to the sale of our ownership interest in subsidiary, Gletir Agente De Valores S.A., see Note 16 to the Condensed Consolidated Financial Statements. Operating revenues in the asset management product line increased $0.3 million to $6.0 million in YTD 2013. Operating revenues in the commodity financing and physical commodity origination product line increased 90% to $9.1 million in YTD 2013, primarily related to an increase in both commodity financing arrangements and commodity origination sales. Adjusted operating revenues in the commodity financing and physical commodity origination product line increased 117% to $10.4 million in YTD 2013
Segment income increased from $3.6 million in YTD 2012 to $5.9 million in YTD 2013. Adjusted segment income increased from $3.6 million in YTD 2012 to $7.2 million in YTD 2013.

Liquidity, Financial Condition and Capital Resources
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis. In FCStone, LLC, the Company’s FCM subsidiary, we have responsibilities to meet margin calls at all exchanges on a daily basis and intra-day basis, if necessary. Our customers are required to make any required margin deposits the next business day, and we require our largest customers to make intra-

day margin payments during periods of significant price movement. Margin required to be posted to the exchanges is a function of the net open positions of our customers and the required margin per contract.
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
As of June 30, 2013, the Company had total equity capital of $334.0 million and outstanding bank loans of $145.6 million.
A substantial portion of the Company’s assets are liquid. As of June 30, 2013, approximately 94% of the Company’s assets consisted of cash; deposits and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory, at the lower of cost or fair value. All assets that are not customer and counterparty deposits are financed by the Company’s equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased, and other payables.
During the quarter ended March 31, 2013, as a result of a change in management strategy within the Company’s base metals product line, the Company elected to pursue an exit of its physical base metals business through the sale and/or orderly liquidation of current open positions. During the three months ended June 30, 2013, the Company completed a sale of a portion of the physical base metals open contracts, and the liquidation of the majority of the remaining physical base metals open contract positions and inventory. The performance of the physical base metals activities, including $1.4 million in contract termination costs incurred in the aforementioned sale, resulted in a pre-tax loss of $2.2 million and pre-tax income of $2.3 million during the three and nine month periods ending June 30, 2013, respectively. On an adjusted, non-GAAP basis, the performance of the physical base metals activities, including the aforementioned contract termination costs, resulted in adjusted, non-GAAP pre-tax losses of $5.4 million and $8.4 million during the three and nine month periods ending June 30, 2013, respectively. The physical base metals business is included within the C&RM Segment. The Company believes the exit of the physical base metals business will be completed by the end of fiscal 2013. The Company will continue to operate the portion of its base metals business related to non-physical assets, conducted primarily through the London Metals Exchange.
The Company has considered the impact of the exit of the physical base metals business on the Company’s financial position, future operating results and liquidity, and believes the exit will not have a material negative impact to the condensed consolidated financial statements, expected cash flows or liquidity of the Company. The Company evaluated the recoverability of long-lived and intangible assets as a result of this planned exit, noting no impairment charges. The Company believes any additional exit costs, including termination benefits, additional contract termination costs and other associated costs will not be material to the condensed consolidated financial statements.
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
Information related to bad debt expense, net of recoveries, for the three and nine months ended June 30, 2013 and 2012 can be found within Note 5 of the Condensed Consolidated Financial Statements.
Primary Sources and Uses of Cash
The Company’s assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and the growth of the Company. The Company’s total assets as of June 30, 2013 and September 30, 2012, were $2,907.4 million and $2,958.9 million, respectively. The Company’s operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. FCStone, LLC, our FCM subsidiary, occasionally uses its margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from our customers.
The majority of the assets of FCStone, LLC are restricted from being transferred to its parent or other affiliates due to specific regulatory requirements. These restrictions have no impact on the ability of the Company to meet its cash obligations, and no impact is expected in the future.
We have liquidity and funding policies and processes in place that are intended to maintain significant flexibility to address both company-specific and industry liquidity needs. The majority of our excess funds are held with high quality institutions, under highly-liquid reverse repurchase agreements, with a maturity of typically three days or less, U.S. government obligations and AA-rated money market investments. The Company does not hold any direct investments in the general obligations of a sovereign nation (“sovereign debt”).
As of June 30, 2013, $94.7 million of cash, cash equivalent and available-for-sale investment securities was held by our foreign subsidiaries. If these funds are needed for operations in the United States, the Company would be required to accrue and pay U.S. taxes to repatriate these funds, up to the amount of undistributed foreign earnings of $152.4 million. However, our intent is to indefinitely reinvest these funds outside of the U.S., and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
As of June 30, 2013, approximately $28.3 million of the Company’s financial instruments owned and $11.3 million of financial instruments sold, not yet purchased, are exchangeable foreign equities and ADRs.
As of June 30, 2013, the Company had four committed bank credit facilities, totaling $355 million, of which $145.6 million was outstanding as of June 30, 2013. On July 29, 2013, the Company added $30 million of committed funds to its syndicated loan facility, increasing the total commitment amount to $135 million. The Company is currently in discussions with current and potential lenders to renew this facility. Based on our discussions with these lenders, we believe that this facility will be renewed in a timely manner for amounts that equal or exceed the current commitments under this facility. In conjunction with the decision to wind down the physical base metals business, on July 31, 2013, the Company elected to allow the $100 million facility available to the Company’s wholly owned subsidiary, INTL Commodities Inc. to expire without renewal, and the amount outstanding was repaid in full. We do not believe the expiration of this credit facility will have a material negative impact on the operations of the Company. Additional information regarding the committed bank credit facilities can be found within Note 9 of the Condensed Consolidated Financial Statements.
The current credit facilities are scheduled to expire during the next twelve months. At this time, the Company is unable to determine the duration, applicable interest rates or other costs associated with the renewal or replacement of these facilities.
The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum net worth, minimum working capital, minimum regulatory capital, minimum net unencumbered liquid assets, minimum equity, minimum interest coverage and leverage ratios and maximum net loss. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of June 30, 2013, the Company and its subsidiaries were in compliance with all of its financial covenants under the outstanding facilities.
On July 22, 2013, the Company completed the offering of $40.0 million aggregate principal amount of its 8.5% Senior Notes due 2020 (the “Notes”). The Company intends to use the net proceeds of the sale of the Notes for general corporate purposes.

The Notes were issued under an Indenture dated as of July 22, 2013, between the Company and The Bank of New York Mellon, as Trustee (the “Trustee”). The Notes bear interest at a rate of 8.5% per year (payable quarterly on January 30, April 30, July 30 and October 30 of each year, beginning on October 30, 2013). The Notes will mature on July 30, 2020. Additionally, on August 6, 2013, the Company was notified by the underwriters of their election to exercise their option to purchase an additional $5.5 million aggregate principal amount of the Notes, scheduled for closing on August 9, 2013. The Company may redeem the Notes, in whole or in part, at any time on and after July 30, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date.
On May 3, 2013, the Company reached an agreement in which First American Capital and Trading Corp. (“FACT”), has agreed to transfer its customer accounts to INTL FCStone Inc.’s broker-dealer subsidiary, INTL FCStone Securities Inc. Completion of this transaction is subject to certain conditions, including regulatory approval. FACT provides correspondent clearing services to institutional customers directly and through a global network of partners. With its experienced team, FACT services a wide range of customers, including broker-dealers, investment advisors, and fund managers.
On December 12, 2012, the Company finalized an agreement to acquire certain institutional accounts from Tradewire Securities, a Miami-based securities broker-dealer servicing customers throughout Latin America and a wholly-owned subsidiary of Tradewire Group Ltd. These accounts were transferred to INTL FCStone Inc.’s broker-dealer subsidiary, INTL FCStone Securities. Tradewire Securities provided global brokerage services to institutions and individual investors directly and through a global network of partners. The consideration to be paid for the acquisition of institutional accounts from Tradewire Securities consists of three annual contingent payments and a final contingent payment. Additionally, as part of the transaction, the Company hired more than 20 professional staff from Tradewire Securities, LLC’s securities broker-dealer business based in Miami, Florida.
The Company also has contingent liabilities relating to several acquisitions it has completed since July 2010. See Note 11 to the Condensed Consolidated Financial Statements for additional information on these contingent liabilities. Under the terms of the purchase agreements, the Company has obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings. The contingent liabilities for these estimated additional purchase price considerations total $16.1 million as of June 30, 2013, and are included within ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets. The Company estimates cash payments during the next twelve months, related to these contingent liabilities, to be $10.5 million.
The Company contributed $2.5 million to its defined benefit pension plans during the nine months ended June 30, 2013, and expects to contribute a minimum of $0.4 million to the plans during the remainder of fiscal 2013.
Other Capital Considerations
The Company’s activities are subject to various significant governmental regulations and capital adequacy requirements, both in the United States and overseas. Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
The subsidiaries of the Company are in compliance with all of their capital regulatory requirements as of June 30, 2013. Additional information on these net capital and minimum net capital requirements can be found within Note 12 of the Condensed Consolidated Financial Statements.
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
Cash Flows
The Company’s cash and cash equivalents decreased from $236.3 million as of September 30, 2012 to $219.3 million as of June 30, 2013, a net decrease of $17.0 million. Net cash of $55.2 million was provided by operating activities, $6.3 million was provided by investing activities and net cash of $78.2 million was used in financing activities, of which $72.6 million was repaid on outstanding lines of credit and decreased the amounts payable to lenders under loans. Fluctuations in exchange rates decreased the Company’s cash and cash equivalents by $0.3 million.

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
The Company is continuously evaluating opportunities to expand its business. For the nine months ended June 30, 2013, the Company made $3.4 million in payments, included in financing activities, relating to earn-outs on acquisitions. See Note 16 to the Condensed Consolidated Financial Statements for information on current year acquisitions. Investing activities include $3.9 million in capital expenditures for property, plant and equipment in YTD 2013, compared to $6.9 million in YTD 2012. Continuing expansion of the Company’s activities will require funding and will have an effect on liquidity.
In November 2012, the Company’s Board of Directors authorized a repurchase plan in which the Company may repurchase up to 1.5 million shares of its outstanding common stock. This replaced the Company’s prior August 2011 plan which had authorized the repurchase of up to 1.0 million shares. During YTD 2013, the Company repurchased 110,018 shares of its outstanding common stock in open market transactions, for an aggregate purchase price of $2.0 million.
On July 8, 2013, the Company paid $10.0 million, representing the final payment relating to the July 2010 acquisition of the Hanley Companies, which was reflected as a contingent liability within ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet as of June 30, 2013.
On July 22, 2013, the Company completed the offering of $40.0 million aggregate principal amount of its 8.5% Senior Notes due 2020 (the “Notes”). The Company intends to use the net proceeds of the sale of the Notes for general corporate purposes. The Notes bear interest at a rate of 8.5% per year, and the Notes will mature on July 30, 2020. Additionally, on August 6, 2013, the Company was notified by the underwriters of their election to exercise their option to purchase an additional $5.5 million aggregate principal amount of the Notes, scheduled for closing on August 9, 2013. The Company may redeem the Notes, in whole or in part, at any time on and after July 30, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date.
Apart from what has been disclosed above, there are no known trends, events or uncertainties that have had or are likely to have a material impact on the liquidity, financial condition and capital resources of the Company.
Commitments
Information about the Company’s commitments and contingent liabilities is contained in Note 11 of the Condensed Consolidated Financial Statements.
Off Balance Sheet Arrangements
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and futures commission merchant and from its market-making and proprietary trading in the foreign exchange and commodities trading business. As part of these activities, the Company carries short positions. For example, it sells financial instruments that it does not own, borrows the financial instruments to make good delivery, and therefore is obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. The Company has recorded these obligations in the condensed consolidated financial statements as of June 30, 2013 and September 30, 2012, at fair value of the related financial instruments, totaling $183.0 million and $175.4 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in the Company’s condensed consolidated balance sheets within ‘financial instruments owned, at fair value’, and ‘physical commodities inventory’. The Company will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to June 30, 2013, which might be partially or wholly offset by gains in the value of assets held as of June 30, 2013. The total of $183.0 million and $175.4 million includes a net liability of $42.6 million and $44.6 million for derivatives, based on their fair value as of June 30, 2013 and September 30, 2012, respectively.
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
In the Company’s C&RM segment, when transacting OTC and foreign exchange contracts with our customers, our OTC and foreign exchange trade desks may offset the customer’s transaction simultaneously with one of our trading counterparties, or alternatively, will offset that transaction with a similar but not identical position on the exchange. These unmatched transactions are intended to be short-term in nature and are conducted to facilitate the most effective transaction for our customer.
Derivative contracts are traded along with cash transactions because of the integrated nature of the markets for such products. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies.
The Company is a member of various commodity exchanges and clearing organizations. Under the standard membership agreement, all members are required to guarantee the performance of other members and, accordingly, in the event another member is unable to satisfy its obligations to the exchange, may be required to fund a portion of the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the condensed consolidated balance sheets as of June 30, 2013 and September 30, 2012, respectively.
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
Management believes that the volatility of revenues is a key indicator of the effectiveness of its risk management techniques. The graph below summarizes volatility of the Company’s daily revenue, determined on a marked-to-market basis, during the nine months ended June 30, 2013.

MTM Revenue in Chart
Days
0
10
20
30
40
50
60
70
80
18
12
59
75
28
10
1
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

Since mid-2010, we have employed an interest rate risk management strategy, under which we use derivative financial instruments in the form of interest rate swaps to manage a portion of our aggregate interest rate position. Our objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap the resulting variable interest earnings into a medium-term interest stream. When the spread between these short-term investments and medium term interest rates is above a minimum level, we enter into interest rate swaps which then mature every quarter, in order to achieve the two year moving average of the two year swap rate. In Q3 2013, operating revenues include realized gains of $0.2 million and unrealized losses of $0.2 million on interest rate swap derivative contracts used to manage a portion of our aggregate interest rate position. In Q3 2012, operating revenues included realized gains of $0.4 million and unrealized gains of $0.3 million, respectively, on interest rate swap derivative contracts. These interest rate swaps are not designated for hedge accounting treatment, and changes in the fair values of these interest rate swaps, which are volatile and can fluctuate from period to period, are recorded in earnings on a quarterly basis. As of June 30, 2013, approximately $200 million in notional principal of interest rate swaps were outstanding. The remaining interest rate swaps mature in August 2013.
We manage interest expense using floating rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. Refer to Note 4 to the Condensed Consolidated Financial Statements for information on the interest rate swap transactions. The debt instruments are carried at their unpaid principal balance which approximates fair value. All of the Company’s outstanding debt as of June 30, 2013, has a variable interest rate.
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.
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
There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
If the assessment of a contingency indicates that it is probable that a material loss has been incurred at the date of the financial statements and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Neither accrual nor disclosure is required for loss contingencies that are deemed remote. We accrue legal fees related to contingent liabilities as they are incurred.
In addition to the matters discussed below, from time to time and in the ordinary course of business, we are involved in various legal and regulatory actions and proceedings, including tort claims, contractual disputes, employment matters, workers’ compensation claims and collections. We carry insurance that provides protection against certain types of claims, up to the policy limits of our insurance.
As of June 30, 2013 and September 30, 2012, the condensed consolidated balance sheets include loss contingency accruals recorded prior to September 30, 2012 which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, and in addition to the possible losses discussed below, is not likely to be material to our earnings, financial position, or liquidity.
The following is a summary of significant legal matters involving the Company.
Securities Litigation and Regulatory Proceedings
FCStone and certain officers of FCStone were named as defendants in an action filed in the United States District Court for the Western District of Missouri in July 2008. A consolidated amended complaint (“CAC”) was subsequently filed in September 2009. As alleged in the CAC, the action purports to be brought as a class action on behalf of purchasers of FCStone common stock between November 15, 2007 and February 24, 2009. The CAC seeks to hold defendants liable under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and concerns disclosures included in FCStone’s fiscal year 2008 public filings. Specifically, the CAC relates to FCStone’s public disclosures regarding an interest rate hedge, a bad debt expense arising from unprecedented events in the cotton trading market, and certain disclosures beginning on November 3, 2008 related to losses it expected to incur arising primarily from a customer energy trading account. FCStone and the named officers moved to dismiss the action. The parties to the litigation reached an agreement in principle to settle this matter during May 2012, which was approved by order of the court on July 23, 2013. The settlement was at no cost to the Company after consideration of insurance coverage.
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
In July 2009, a purported shareholder class action complaint was filed against FCStone and its directors, as well as the Company in the Circuit Court of Clay County, Missouri. The complaint alleged that FCStone and its directors breached their fiduciary duties by failing to maximize stockholder value in connection with the contemplated acquisition of FCStone by the Company. This complaint was subsequently consolidated with the complaint filed in the Circuit Court of Platte County, Missouri. The plaintiffs subsequently filed an amended consolidated complaint which does not assert any claims against the Company. This complaint purports to be filed derivatively on FCStone and the Company’s behalf and against certain of FCStone’s current and former directors and officers and directly against the same individuals. The Company, FCStone and the defendants filed motions to dismiss on multiple grounds. The parties to the litigation reached an agreement in principle to settle this matter during October 2012. The parties are currently completing the documents and negotiating the final terms of the settlement. The proposed settlement would result in the Company incurring a legal cost of $250,000 after consideration of expected insurance coverage, and is subject to approval by the court. The terms of the settlement are expected to be presented to the court for approval during the fourth quarter of fiscal 2013.
In November 2011, the Commodity Futures Trading Commission (“CFTC”) Division of Enforcement Staff (“Staff”) requested the Company to voluntarily produce specified documents to the Staff in connection with its then informal investigation of the losses that occurred in 2008 and 2009 in the customer energy trading account of FCStone, LLC. In September 2012, the Staff provided the Company with a Wells notice, indicating the Staff’s intention to recommend that the CFTC bring certain charges against FCStone, LLC. The Company filed its Wells submission with the Staff in October 2012. On May 29, 2013, the Company reached a settlement with the CFTC in this matter. The CFTC’s findings, neither admitted nor denied by the Company, were that FCStone, LLC violated CFTC Regulation 166.3 in that it failed to diligently supervise its officers’ and employees’ activities relating to risks associated with its customers’ accounts, and in particular one account controlled by two of FCStone’s customers who traded in natural gas futures, swaps and option contracts.
The settlement, with appropriate waivers and consents, required FCStone, LLC to:

•	cease and desist from violating CFTC Regulation 166.3;

•	pay $1.5 million to the CFTC; and

•
appoint an independent third party reviewer to review and evaluate FCStone LLC’s existing policies and procedures relating to certain risks, to ensure that the Company has made sufficient modifications to its risk controls since 2008.

The fine of $1.5 million, accrued by the Company in full during the three months ended December 31, 2012, was paid to the CFTC during the three months ended June 30, 2013.
Sentinel Litigation
The Company’s subsidiary, FCStone, LLC, had a portion of its excess segregated funds invested with Sentinel Management Group Inc. (“Sentinel”), a registered FCM and an Illinois-based money manager that provided cash management services to other FCMs. In August 2007, Sentinel halted redemptions to customers and sold certain of the assets it managed to an unaffiliated third party at a significant discount. On August 17, 2007, subsequent to Sentinel’s sale of certain assets, Sentinel filed for bankruptcy protection and $15.5 million of FCStone, LLC’s $21.9 million in invested funds were returned to it.
In August 2008, the bankruptcy trustee of Sentinel filed adversary proceedings against FCStone, LLC, and a number of other FCMs in the Bankruptcy Court for the Northern District of Illinois. The case was subsequently reassigned to the United States District Court, for the Northern District of Illinois. In the complaint, the trustee is seeking avoidance of alleged transfers or withdrawals of funds received by FCStone, LLC and other FCMs within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions and disallowance of the proof of claim filed by FCStone, LLC. The trustee seeks recovery of pre- and post-petition transfers totaling approximately $15.5 million. In April 2009, the trustee filed an amended complaint adding a claim for unjust enrichment. FCStone, LLC answered the complaints and all parties entered into the discovery phase of the litigation. In January 2011, the trustee filed a motion for summary judgment on various counts in the adversary proceedings filed in August 2008 against FCStone, LLC and a number of other FCMs. In January 2012, FCStone, LLC filed a motion for summary judgment in its favor with respect to the transfer of approximately $1.1 million to its customer segregated account on August 17, 2007, pursuant to the “safe harbor” provisions of Section 546(e) of the U.S. Bankruptcy Code. In April 2012, FCStone, LLC filed a motion to dismiss a portion of the Trustee’s claims set forth in its amended complaint. The trial of this matter took place, as a test case, during October 2012. The trial court entered a judgment against FCStone, LLC on January 4, 2013. On January 17, 2013, the trial court entered an agreed order, staying execution and enforcement, pending an appeal of the judgment. By agreement, FCStone, LLC was required to post an appeal cash deposit of $8.0 million with the court, which was deposited on January 18, 2013. Based upon the merits of its appeal, management believes a loss is not probable, and thus has not recorded a provision for this matter. We believe that if the appeal is unsuccessful, the resulting pre-tax loss to FCStone, LLC would be in the range of $4 million and $6 million. The appeal is expected to be heard towards the end of calendar 2013.
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
Set forth below are updates to certain of our risk factors:

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
Failure to comply with any of these laws, rules or regulations could result in adverse consequences. We and certain of our officers and employees have, in the past, been subject to claims arising from acts that regulators have asserted were in contravention of these laws, rules and regulations. These claims have resulted in the payment of fines and settlements. In this regard, in May 2013, we settled claims made by the CFTC, that our subsidiary, FCStone LLC, had failed to diligently supervise its officers’ and employees’ activities relating to risks associated with its customers’ accounts. The claims of the CFTC arose out of transactions by former FCStone customers that took place between January 1, 2008 and March 1, 2009. In the settlement, FCStone agreed to cease and desist from violating certain regulations of the CFTC, to pay $1.5 million to the CFTC, and to appoint an independent third party reviewer to review and evaluate FCStone’s existing policies and procedures relating to certain risks, to ensure that the Company has made sufficient modifications to its risk controls since 2008. The Company had previously provided for the $1.5 million fine in its financial statements for the quarter ended December 31, 2012.
It is possible that we and our officers and other employees will be subject to similar claims in the future. An adverse ruling against us or our officers and other employees could result in our or our officers and other employees being required to pay a substantial fine or settlement and could result in a suspension or revocation of required registrations or memberships. Such sanctions could have a material adverse effect on our business, financial condition and operating results.
The regulatory environment in which we operate is subject to change, particularly in light of the October 31, 2011 bankruptcy filing of MF Global and actions taken by the CFTC on July 10, 2012 to freeze assets of Peregrine Financial Group, a futures commission merchant. Both matters resulted from potential deficiencies in customer segregated futures accounts. New or revised legislation or regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and any potential increased regulation over customer segregated deposits, imposed by the SEC, the CFTC, other United States or foreign governmental regulatory authorities, SROs or FINRA could have a material adverse effect on our business, financial condition and operating results. Changes in the interpretation or enforcement of existing laws and rules by these governmental authorities, SROs and FINRA could also have a material adverse effect on our business, financial condition and operating results. Failure to comply with current or future legislation or regulations that apply to our operations could subject us to fines, penalties, or material restrictions on our business in the future.
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
We have incurred significant additional operational and compliance costs to meet the requirements of recent legislation and related regulations. This legislation and the related regulations may significantly affect our business in the future.
Recent market and economic conditions have led to legislation and regulation affecting the financial services industry. These legislative and regulatory initiatives have affected not only us, but also our competitors and certain of our clients. These changes could eventually have an effect on our revenue and profitability, limit our ability to pursue certain business opportunities, impact the value of assets that we hold, require us to change certain business practices, impose additional costs on us, and otherwise adversely affect our business. Accordingly, we cannot provide assurance that new legislation and regulation will not eventually have an adverse effect on our business, results of operations, cash flows and financial condition.
The principal legislation is the Dodd-Frank Act which was adopted in 2010. It creates a comprehensive new regulatory regime governing the OTC and listed derivatives markets and their participants by requiring, among other things: centralized clearing of standardized derivatives (with certain stated exceptions); the trading of clearable derivatives on swap execution facilities or exchanges; and registration and comprehensive regulation of new categories of market participants as “swap dealers” and swap “introducing brokers.” The Dodd-Frank Act grants regulatory authorities, such as the CFTC and the SEC, broad rule-making authority to implement various provisions of the Dodd-Frank Act, including comprehensive regulation of the OTC derivatives market. These regulators have exercised, and will continue to exercise, their expanded rule-making powers in ways that will affect how we conduct our business.
We have incurred and expect to continue to incur significant costs to comply with these regulatory requirements. We have also incurred and expect to continue to incur significant costs related to the development, operation and enhancement of our technology relating to trade execution, trade reporting, surveillance, record keeping and data reporting obligations, compliance and back-up and disaster recovery plans designed to meet the requirements of the regulators.
Changes that will be required in our OTC and clearing businesses may adversely impact our results of operations. Following the implementation of all of the rules contemplated by the Dodd-Frank Act, the markets for cleared and non-cleared swaps may be less robust, there may be less volume and liquidity in these markets and there may be less demand for our services. Certain banks and other institutions will be limited in their conduct of proprietary trading and will be further limited or prohibited from trading in certain derivatives. The new rules, including the restrictions on the trading activities for certain banks and large institutions, could materially impact transaction volumes and liquidity in these markets and our revenues would be adversely impacted as a result.
Changes that will be required in our OTC and clearing businesses may also adversely impact our cash flows and financial condition. Registration will impose substantial new requirements upon these entities including, among other things, capital and margin requirements, business conduct standards and record keeping and data reporting obligations. Increased regulatory oversight could also impose administrative burdens on us related to, among other things, responding to regulatory examinations or investigations. We registered our subsidiary, INTL FCStone Markets, LLC, as a swap dealer on December 31, 2012. Most of the rules affecting this business have now been finalized, and external business conduct rules came into effect on

May 1, 2013. Nevertheless, some important rules, such as those setting capital and margin requirements, have not been finalized or fully implemented, and it is too early to predict with any degree of certainty how we will be affected.
The increased costs associated with compliance, and the changes that will be required in our OTC and clearing businesses, may adversely impact our results of operations, cash flows, and/or financial condition.
Our operations are required to comply with the laws and regulations of foreign governmental and regulatory authorities of each country in which we conduct business, and if we violate these regulations, we may be subject to significant penalties.
The financial services industry is subject to extensive laws, rules and regulations in every country in which we operate. Firms that engage in commodity futures brokerage, securities and derivatives trading and investment banking must comply with the laws, rules and regulations imposed by the governing country, state, regulatory bodies and self-regulatory bodies with governing authority over such activities. Such laws, rules and regulations cover all aspects of the financial services business, including, but not limited to, sales and trading methods, trade practices, use and safekeeping of customers’ funds and securities, capital structure, anti-money laundering and anti-bribery and corruption efforts, recordkeeping and the conduct of directors, officers and employees.
Each of our regulators supervises our business activities to monitor compliance with such laws, rules and regulations in the relevant jurisdiction. In addition, if there are instances in which our regulators question our compliance with laws, rules, and regulations, they may investigate the facts and circumstances to determine whether we have complied. At any moment in time, we may be subject to one or more such investigation or similar reviews. At this time, all such investigations, and similar reviews are insignificant in scope and immaterial to us. However, there can be no assurance that, in the future, the operations of our businesses will not violate such laws, rules, and regulations and that related investigations and similar reviews could result in adverse regulatory requirements, regulatory enforcement actions and/or fines.
Additional legislation, changes in rules, changes in the interpretation or enforcement of existing laws and rules, or the entering into businesses that subject us to new rules and regulations may directly affect our business, results of operations and financial condition.
In the United Kingdom, our previous primary regulator, the U.K. Financial Services Authority (“FSA”), has been replaced by the Prudential Regulation Authority (“PRA”), a subsidiary of The Bank of England, and the Financial Conduct Authority (“FCA”). The PRA will handle prudential supervision of the more systemically important institutions and the FCA will focus on consumer protection and market regulation as well as prudential supervision of all other regulated financial institutions. Our regulated U.K. subsidiaries, INTL FCStone Ltd. and INTL Global Currencies Limited, are evaluating the impact of these changes on their businesses.
We continue to monitor the impact that the Basel Accords will have on us. The latest update issued by the Basel Committee on Banking Supervision in December 2010, known as Basel III, has recommended strengthening capital and liquidity rules. In response, the European Commission is in the process of implementing amendments to its Capital Requirements Directive known as CRD IV. Changes under CRD IV are expected to start to come into effect in late 2013 or early 2014 and we continue to monitor the potential impact on our subsidiaries that operate in the United Kingdom.
The European Market Infrastructure Regulation (“EMIR”) came into force in August 2012 and became effective in the United Kingdom in 2013. In common with the Dodd-Frank Act in the United States, these rules are intended, among other things, to reduce counterparty risk by requiring that all standardized over-the-counter derivatives are cleared through a central counterparty. We are reviewing EMIR and the related technical standards published by the European Securities and Markets Authority and developing a plan to address these requirements.
We are also reviewing the amendments to the Markets in Financial Instruments Directive and the Markets in Financial Instruments Regulation to assess the impact this legislation is likely to have on our business when they come into force in 2014 or 2015. Among other things, the legislation will require certain over-the-counter derivatives to be traded on exchanges and other electronic trading platforms.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 15, 2012, the Company’s Board of Directors authorized a repurchase plan in which the Company may repurchase up to 1.5 million shares of its outstanding common stock. No purchases were made during the three months ended June 30, 2013.

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
INTL FCStone Inc.

Date:	August 7, 2013	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	August 7, 2013	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer