Form 10-K
period 2013-09-30
INTL FCSTONE INC.
filed 2014-01-15
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-K
 ____________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2013
Commission File Number 000-23554
____________________
INTL FCStone Inc.
(Exact name of registrant as specified in its charter)
____________________

Delaware	59-2921318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
708 Third Avenue, Suite 1500
New York, NY 10017
(Address of principal executive offices) (Zip Code)
(212) 485-3500
(Registrant’s telephone number, including area code)
____________________
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Market
8.5% Senior Notes due 2020	NASDAQ Global Market
Securities registered under Section 12(g) of the Exchange Act: None
____________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of March 31, 2013, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $184.3 million.
As of January 13, 2014, there were 19,188,599 shares of the registrant’s common stock outstanding.

Document Incorporated by Reference
Certain portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on February 27, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.
EXPLANATORY NOTE
Throughout this document, unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” refer to INTL FCStone Inc. and its consolidated subsidiaries. INTL FCStone Inc., formerly known as International Assets Holding Corporation, is a Delaware corporation.
This Form 10-K includes the restatement of certain of the Company’s previously issued consolidated financial statements and financial information. It also amends previously filed management's discussion and analysis of financial condition and results of operations and other disclosures for the periods presented in this Form 10-K.
On January 9, 2014, we filed on Form 8-K, Item 4.02(a) Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review with the Securities and Exchange Commission. As indicated in the Form 8-K and in Note 2 of the “Notes to Consolidated Financial Statements” contained in Item 8 of this Annual Report on Form 10-K, in connection with the preparation of its consolidated financial statements for the fiscal year ended September 30, 2013, the Company identified errors in the reconciliation of the Company's subsidiary INTL FCStone Markets, LLC's accounting records to its back office system which occurred in 2013, 2012, 2011, and 2010. Corrections made by the Company related to these errors in aggregate resulted in a reduction in net income of $5.9 million collectively for the years ended September 30, 2012, 2011 and 2010. The correction of these errors had no impact on the net cash flows related to operating activities, investing activities, or financing activities in our previously reported consolidated statements of cash flows for the fiscal years ended September 30, 2012 and 2011.
As a result, the Audit Committee of the Board of Directors, along with senior management of the Company in consultation with the Company’s independent registered public accountants, concluded that the consolidated financial statements as of and for the years ended September 30, 2012 and September 30, 2011 included in the Company’s Annual Reports on Form 10-K for the fiscal years ended September 30, 2012 and September 30, 2011, respectively, and the unaudited consolidated financial statements included in interim reports filed for such periods, should no longer be relied upon.
In this Form 10-K, we therefore amend or restate the following types of financial information as of and for the periods (collectively, the "Restated Periods") noted in the table below.

Type of Financial Information	Date or Period
Consolidated balance sheet	As of September 30, 2012
Consolidated income statements, comprehensive income, stockholders’ equity, and cash flows	Years ended September 30, 2012 and 2011
Selected financial data	Years ended and as of September 30, 2012, 2011, and 2010
Quarterly financial information (Unaudited)	Each quarter in the year ended September 30, 2012
Management's discussion and analysis of financial condition and results of operations	As of and for the years ended September 30, 2012 and 2011
We believe that presenting all of the amended and restated information regarding the Restated Periods in this Form 10-K allows investors to review all pertinent data in a single presentation. We have not filed and do not intend to file amendments to our Annual Report on Form 10-K for the years ended September 30, 2012 and 2011 (collectively, the “Affected Periods”). Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated Periods in this Form 10-K or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.
The combined impact of the adjustments and specified line items in the Affected Periods resulting from the restatement is set forth in Note 2 to the Notes to Consolidated Financial Statements. The following items of this Form 10-K are impacted as a result of the restatement.
· Part II, Item 6, Selected Financial Data
· Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
· Part II, Item 8, Financial Statements and Supplementary Data

INTL FCStone Inc.
Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2013

Cautionary Statement about Forward-Looking Statements
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
PART I
Item 1. Business
Overview of Business and Strategy
We are a financial services group employing nearly 1,100 people in offices in eleven countries. We provide comprehensive risk management advisory services to mid-sized commercial customers. We also utilize our expertise and capital to provide foreign exchange and treasury services, securities execution, trading services in certain physical commodities and execution in both listed futures and options-on-futures contracts as well as structured over-the-counter (“OTC”) products in a wide range of commodities.
We are a customer-centric organization focused on acquiring and building long-term relationships with our customers by providing consistent, quality execution and value-added financial solutions, with the goal of earning returns that allow us to achieve our financial objectives.
We provide these services to a diverse group of more than 20,000 accounts, representing approximately 11,000 consolidated customers located in more than 100 countries, including producers, processors and end-users of nearly all widely-traded physical commodities whose margins are sensitive to commodity price movements; to commercial counterparties who are end-users of our products and services; to governmental and non-governmental organizations; and to commercial banks, brokers, institutional investors and major investment banks.
We engage in direct sales efforts to seek new customers, with a strategy of extending our services to potential customers who are similar in size and operations to our existing customer base, as well as other kinds of customers that have risk management needs that could be effectively met by our services. We plan to expand our services into new business product lines and new geographic regions, particularly in Asia, Europe, Australia, Latin America and Canada. In executing this plan, we intend to both target new geographic locations and expand the services offered in current locations, where there is an unmet demand for our services particularly in areas where commodity price controls have been recently lifted. In addition, in select instances we pursue small to medium sized acquisitions in which we target customer-centric organizations to expand our product offerings and/or geographic presence.
In the last 24 months, we opened our first office in Paraguay, a second office in China and four additional offices in Brazil to address the rapidly growing demand for our services in those countries. We also expanded our product offering, primarily in our Commodity & Risk Management segment, in our London and Singapore offices by relocating experienced risk management consultants to these offices to address a growing demand for our services in Europe and Asia. In addition, we completed nine acquisitions in the last 36 months. This allowed us to expand our commodity product offerings and the scope of services provided to our commercial customer base and to expand the geographic locations in which we provide the services.
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
Each of our businesses is volatile, and their financial performance can change due to a variety of factors which are both outside of management’s control and not readily predictable. To address this volatility, we attempt to diversify into a number of uncorrelated businesses.

Available Information
Our internet address is www.intlfcstone.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership and press releases are available in the Investor Relations section of this website. Our website also includes information regarding our corporate governance, including our Code of Ethics, which governs our directors, officers and employees.
Capabilities
Clearing and Execution
We provide execution services on a wide variety of technology platforms in a number of markets. We provide clearing and execution of listed futures and options-on-futures contracts on all major commodity exchanges worldwide, and are a member of all major U.S. and European commodity exchanges. We provide global payments and treasury services in more than 130 countries to a broad array of commercial customers, including financial institutions, multi-national corporations, and governmental and charitable organizations.
Advisory Services
We provide value-added advisory services in a variety of financial markets by working with commercial clients to systematically identify and quantify exposures to commodity price risks. We then develop strategic plans to effectively manage these risks with a view to protecting margins and mitigating exposures through our proprietary Integrated Risk Management Program (“IRMP®”).
We provide commercial customers with a full range of investment banking services from optimizing the customer’s capital structure through the issuance of loans, debt or equity securities, and advisory services including mergers, acquisitions and restructurings.
Through our asset management activities, we leverage our specialist expertise in niche markets to provide institutional investors with tailored investment products.
Physical Trading
We trade in a variety of physical commodities, primarily precious metals, as well as select soft commodities including various agricultural oils, animal fats and feed ingredients. We offer customers efficient off-take or supply services, as well as logistics management. Through these trading activities, we have the ability to offer complex hedging structures as part of each physical contract to provide customers with enhanced price risk mitigation.
OTC / Market-Making
We offer customized and complex solutions in the OTC markets designed to help customers mitigate their specific market risks. We offer these solutions on a global basis across many markets, including virtually all traded commodities, foreign currencies and interest rates. We integrate this process from product design through execution of the underlying components of the structured risk product.
We also provide market-making in a variety of financial products including commodity options, unlisted American Depository Receipts (“ADRs”), foreign common shares, and foreign currencies.
Trading Revenues
In our business, we may act as principal in the purchase and sale of individual securities, currencies, commodities, or derivative instruments with our customers. These transactions may be offset simultaneously with another customer or counterparty, offset with similarly but not identical positions on an exchange, made from inventory, or aggregated with other purchases to provide liquidity intra-day, for a number of days, or in some cases even longer periods (during which fair value may fluctuate). In addition, in our foreign exchange segment, we operate a proprietary foreign exchange desk which arbitrages the futures and cash markets.
Operating Segments
We divide our activities into five functional areas: Commodity and Risk Management Services, Foreign Exchange, Securities, Clearing and Execution Services, and Other.
Commodity and Risk Management Services (“C&RM”)
We serve our commercial customers by providing high value-added service that differentiates us from our competitors and maximizes the opportunity to retain customers. The IRMP provides customers with commodity risk management consulting services designed to develop a customized long term hedging program to help them mitigate their exposure to commodity price risk and maximize the amount and certainty of their operating profits. We assist customers in the execution of their hedging strategies through our exchange-traded futures and options-on-futures clearing and execution operations and through access to more customized alternatives provided by our OTC trading desk. Generally, customers direct their own trading activity and risk management consultants do not have discretionary authority to transact trades on behalf of customers. When transacting OTC contracts with a customer, we ordinarily mitigate our risk by offsetting the customer’s transaction simultaneously with one of our trading counterparties or with a similar but not identical position on the exchange.
We also provide a full range of trading and hedging capabilities to select producers, consumers, recyclers and investors in precious and base metals, as well as certain other related commodities. For base metals, following the exit of the physical trading business, this will involve acting as a Category One ring dealing member of the London Metals Exchange (“LME”) and providing execution, clearing and advisory services in exchange-traded futures and OTC products. In precious metals, in addition to offering OTC products, we act as a principal, committing our own capital to buy and sell precious metals on a spot and forward basis.
Within this segment, the risk management consultants organize their marketing efforts into customer industry product lines, and currently serve customers in the following areas:

•	Commercial Grain — Customers in this product line include grain elevator operators, traders, processors, manufacturers and end-users.

•
Energy — The energy customer product line targets companies where energy represents a significant input cost in the production of their product or service. Customers in this product line include producers, refiners, wholesalers, transportation companies, convenience store chains, automobile and truck fleet operators, industrial companies, railroads, and municipalities.

•	Renewable Fuels — The renewable fuels customer product line targets producers of ethanol and biodiesel products.

•
Latin America/Brazil — The customers within this product line are involved in all sectors of agribusiness, including livestock production and feeding, flour milling and baking, oilseed crushing and refining, coffee, grain merchandising, meat processing, and sugar/ethanol production.

•
China — The China customer product line represents both Chinese futures commission merchants (“FCMs”) as well as commercial companies seeking to hedge their commodity risk exposures. The Chinese FCMs are similar to introducing brokers, facilitating the transactions of their clients in the U.S. commodities markets. The commercial accounts generally represent significant processors of grain or other commodities.

•	Dairy/Food Service — The dairy and food service product line targets the dairy industry and users of agricultural commodities in the food industry.

•
Cotton/Textiles — The cotton product line targets both the domestic and international markets with a focus on providing trading, consulting and information services to the global fiber, textile and apparel industry.

•	Precious Metals — This product line targets mining producers and scrap merchants, as well as wholesale jewelry manufactures and other commercial customers globally.

•	Base Metals — Through our LME operations we serve institutional investors and financial services firms in the Americas, Europe, and the Asia-Pacific region.

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

We record all of our physical commodities revenues on a gross basis. Operating revenues and losses from our commodities derivatives activities are included in ‘trading gains, net’ in the consolidated income statements. Inventory for the commodities business is valued at the lower of cost or fair value, under the provisions of the Inventory Topic of the Accounting Standards Codification (“ASC”). We generally mitigate the price risk associated with commodities held in inventory through the use of derivatives. We do not elect hedge accounting under accounting principles generally accepted in the U.S. (“U.S. GAAP”) in accounting for this price risk mitigation. In such situations, unrealized gains in inventory are not recognized under U.S. GAAP, but unrealized gains and losses in related derivative positions are recognized under U.S. GAAP. As a result, our reported earnings from commodities trading may be subject to significant volatility when calculated under U.S. GAAP.
Foreign Exchange
We provide treasury, global payment, and foreign exchange services to financial institutions, multi-national corporations, government organizations and charitable organizations. We also assist commercial customers with the execution of foreign exchange hedging strategies. We transact in over 130 currencies and specializes in smaller, more difficult emerging markets where there is limited liquidity. In addition, we execute trades based on the foreign currency flows inherent in our existing business activities. We primarily act as a principal in buying and selling foreign currencies on a spot basis. We derive revenue from the difference between the purchase and sale prices.
We also provide spot foreign currency trading for eligible contract participants and high net worth retail customers and operate a proprietary foreign exchange desk which arbitrages the futures and cash markets.
Securities
Through INTL FCStone Securities Inc. (“INTL FCStone Securities”), a registered broker-dealer, we act as a wholesale market maker in select foreign securities including unlisted ADRs and foreign ordinary shares and provides execution in select debt instruments and exchange-traded funds (“ETFs”). INTL FCStone Securities provides execution and liquidity to national and regional broker-dealers and institutional investors.
We make markets in approximately 800 ADRs and foreign ordinary shares traded in the OTC market. In addition, we will, on request, make prices in more than 8,000 other ADRs and foreign common shares. As a market maker, we provide trade execution services by offering to buy shares from, or sell shares to, broker-dealers and institutions. We display the prices at which we are willing to buy and sell these securities and adjusts our prices in response to market conditions. When acting as principal, we commit our own capital and derive revenue from the difference between the prices at which we buy and sell shares. We also earn commissions by executing trades on an agency basis.
While our customers are other broker-dealers and institutions, the business tends to be driven by the needs of the private clients of those broker-dealers and institutions. The size of private client trades may be uneconomical for the in-house international equities trading desks of our customers to execute. We are able to provide execution of smaller trades at profitable margins.
We provide commercial customers with a full range of investment banking services from optimizing the customer’s capital structure through the issuance of loans, debt or equity securities and advisory services including mergers, acquisitions and restructurings. We seek to market these services to our existing commercial customer base, particularly in North and South America, and to develop new customer relationships with whom we can cross-sell our full suite of financial services. From time-to-time, we may invest our own capital in debt instruments before selling them into the market.
Clearing and Execution Services (“CES”)
We provide competitive and efficient clearing and execution of exchange-traded futures and options-on-futures for the institutional and professional traders through our subsidiary, FCStone, LLC. Through its platform, we accept customer orders and direct them to the appropriate exchange for execution. We then facilitate the clearing of customers’ transactions. Clearing involves the matching of customers’ trades with an exchange, the collection and management of margin deposits to support the transactions, and the accounting and reporting of the transactions to customers. We seek to leverage our capabilities and capacity by offering facilities management or outsourcing solutions to other FCMs.
FCStone, LLC is a registered FCM and a clearing member of all major U.S. commodity futures exchanges including the Chicago Mercantile Exchange and its divisions: the Chicago Board of Trade, the New York Mercantile Exchange and the COMEX Division; InterContinental Exchange, Inc. (“ICE”) Futures US, and the Minneapolis Grain Exchange (“MGEX”). As of September 30, 2013, FCStone, LLC was the third largest independent FCM in the United States, as measured by required customer segregated assets, not affiliated with a major financial institution or commodity intermediary, end-user or producer. As of September 30, 2013, FCStone, LLC had $1.7 billion in required customer segregated assets.
Other
This segment consists of our asset management and commodity financing and facilitation business. The asset management revenues include fees, commissions and other revenues we receive for management of third-party assets and investment gains or losses on our investments in funds and proprietary accounts managed either by our investment managers or by independent investment managers.
We operate a commodity financing and facilitation business that makes loans to commercial commodity-related companies against physical inventories, including grain, lumber, meats, energy products, and renewable fuels. We use sale and repurchase agreements to purchase commodities evidenced by warehouse receipts, subject to a simultaneous agreement to sell such commodities back to the original seller at a later date. We account for these transactions as product financing arrangements, and accordingly no commodity inventory, purchases or sales are recorded. Additionally, we engage as a principal in physical purchase and sale transactions related to inputs to the renewable fuels and feed ingredient industries.

Acquisitions and Disposals during Fiscal Year 2013
During fiscal year 2013, we acquired certain institutional accounts from Tradewire Securities, LLC (“Tradewire Securities”). This acquisition was not significant. Our consolidated financial statements include the operating results of the acquired business from the date of acquisition. Also during fiscal year 2013, we sold our ownership interest in Gletir Agente De Valores S.A. (“Gletir Agente”) and commenced and executed a plan to exit the physical base metals business.
Tradewire Acquisition
On December 12, 2012, we acquired certain institutional accounts from Tradewire Securities, a Miami-based securities broker-dealer servicing customers throughout Latin America and a wholly owned subsidiary of Tradewire Group Ltd. We transferred these accounts to our broker-dealer subsidiary, INTL FCStone Securities. As part of the transaction, we hired more than 20 professional staff from Tradewire Securities’ securities broker-dealer business based in Miami, Florida. These professionals provide global brokerage services to a wide range of customers, including hedge funds, pension funds, broker-dealers and banks located in Latin America, the Caribbean, North America and Europe.
Gletir Agente De Valores S.A. Disposal
On February 28, 2013, we sold all of our ownership interest in Gletir Agente De Valores S.A., to Gletir Financial Corp held by our subsidiaries INTL Netherlands B.V. and Gainvest Asset Management Ltda.
Planned Exit of Physical Base Metals Business
During the quarter ended March 31, 2013, as a result of a change in management strategy in our base metals product line, we elected to pursue an exit of our physical base metals business through the sale and orderly liquidation of current open positions. During the following six months ended September 30, 2013, we completed a sale of a portion of the physical base metals open contract positions and the liquidation of the majority of the remaining physical base metals inventory, as well as all but two of the remaining open contract positions. We will fulfill the two remaining open contract positions by January 2014, at which time we will reflect the physical base metals activities in our financial statements as discontinued operations. We will continue to operate the component of our base metals business related to non-physical assets conducted primarily through the London Metals Exchange.
Acquisitions during Fiscal Year 2012
During fiscal year 2012, we acquired three businesses (Coffee Network, TRX Futures Limited and Aporte DTVM) and certain assets of the Metals Division of MF Global UK Limited. These acquisitions were not considered significant on an individual or aggregate basis. Our consolidated financial statements include the operating results of the acquired businesses from the dates of acquisition.
The Metals Division of MF Global UK Limited
In November 2011, we arranged with the trustee of MF Global’s UK operations to hire more than 50 professionals from MF Global’s metals trading business based in London. This business serves institutional investors and financial services firms in the Americas, Europe and the Asia-Pacific region. As part of this transaction, INTL FCStone Ltd. upgraded its LME Category Two membership to a LME Category One ring dealing membership.
Coffee Network
In November 2011, we acquired 100% of the ownership interests in Coffee Network LLC (“Coffee Network”), an online news and analysis portal for the global coffee industry. Coffee Network provides up-to-the-minute news and in-depth analysis to subscribers around the globe from a network of correspondents and commodity analysts located in key coffee producing and consuming regions. These services provide a unique information solution to subscribers and a competitive advantage in today’s information-driven marketplace which we intend to expand into other commodity markets. Following the acquisition, we reorganized the activities of Coffee Network as a division of FCStone, LLC.
TRX Futures Limited
In April 2012, our wholly owned subsidiary in the UK, INTL Holding (UK) Limited, acquired 100% of the outstanding shares of TRX Futures Limited (“TRX”) from Neumann Grupe GmbH. TRX was a London-based niche clearing firm for commercial coffee and cocoa customers, as well as energy and financial products. During fiscal 2013, we reorganized the activities of TRX Futures Limited within INTL FCStone Ltd.

Aporte DTVM
In February 2012, our subsidiaries, INTL Participacoes LTDA and FCStone do Brasil, acquired 100% of the shares of Aporte DTVM. Following the acquisition, Aporte DTVM was renamed INTL FCStone DTVM Ltda. INTL FCStone DTVM Ltda. is based in Brazil and is a broker-dealer regulated by the Central Bank of Brazil.
Acquisitions during Fiscal Year 2011
During fiscal year 2011, we acquired two businesses, Hencorp Becstone Futures, L.C. and Ambrian Commodities Limited, and certain assets from Hudson Capital Energy, LLC. These acquisitions were not significant on an individual or aggregate basis. Our consolidated financial statements include the operating results of the two businesses and certain purchased assets from the related dates of acquisition.
Hencorp Futures
In October 2010, we acquired Hencorp Becstone Futures, L.C., the futures operation of Miami-based Hencorp Group, which we renamed INTL Hencorp Futures, LLC (“Hencorp Futures”). Hencorp Futures specializes in the development and execution of risk-management programs designed to hedge price volatility in a number of widely traded commodities, including coffee, sugar, cocoa, grains and energy products. The transaction expanded our portfolio of commodity risk management services to include a more robust capability in soft commodities, especially coffee, where Hencorp Futures has a substantial presence and reputation globally, especially in Central and South America. During fiscal 2012, we reorganized the activities of Hencorp Futures as a division of FCStone, LLC.
Ambrian Commodities Limited
In August 2011, we acquired the issued share capital of Ambrian Commodities Limited (“Ambrian”), the London Metals Exchange brokerage subsidiary of Ambrian Capital Plc. Following the acquistion, Ambrian was renamed INTL FCStone Ltd. Ambrian was a non-clearing LME member, specializing in the development and execution of risk-management programs designed to hedge price fluctuations in base metals for a wide variety of producers, manufacturers and fabricators. INTL FCStone Ltd. has a niche focus on smaller industrial clients, including lead recyclers, brass producers, zinc galvanizers, metal refineries, and copper foil producers that use LME futures and options for hedging raw material costs or output prices.
Certain Assets Purchased from Hudson Capital Energy, LLC
In April 2011, we acquired certain assets of Hudson Capital Energy LLC (“HCEnergy”), a New York-based energy risk-management firm. The transaction expanded our energy risk management services to include a more robust capability in crude oil and refined products.
Subsequent Acquisition
In November 2013, we received conditional regulatory approval of an agreement by which First American Capital and Trading Corp. (“FACT”) agreed to transfer its customer accounts to our broker-dealer subsidiary, INTL FCStone Securities Inc. FACT provides correspondent clearing services to institutional customers directly and through a global network of partners. FACT serves a wide range of customers, including broker-dealers, investment advisors, and fund managers. We completed this transaction in the first quarter of fiscal 2014.
Competition
The international commodities and financial markets are highly competitive and rapidly evolving. In addition, these markets are dominated by firms with significant capital and personnel resources that are not matched by our resources. We expect these competitive conditions to continue in the future, although the nature of the competition may change as a result of ongoing changes in the regulatory environment. The crisis has produced opportunities for us to expand our activities and may produce further opportunities. We believe that we can compete successfully with other commodities and financial intermediaries in the markets we seek to serve, based on our expertise, products and quality of consulting and execution services.
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

Investor interest in the markets we serve impact and will continue to impact our activities. The instruments traded in these markets compete with a wide range of alternative investment instruments. We seek to counterbalance changes in demand in specified markets by undertaking activities in multiple uncorrelated markets.
Technology has increased competitive pressures on commodities and financial intermediaries by improving dissemination of information, making markets more transparent and facilitating the development of alternative execution mechanisms. In certain instances, we compete by providing technology-based solutions to facilitate customer transactions and solidify customer relationships.
Administration and Operations
We employ operations personnel to supervise and, for certain products, complete the clearing and settlement of transactions.
INTL FCStone Securities’ securities transactions are cleared through Broadcourt, a division of Merrill Lynch, Pierce, Fenner & Smith, Inc and Pershing LLC, a subsidiary of The Bank of New York Mellon Corporation. INTL FCStone Securities does not hold customer funds or directly clear or settle securities transactions.
We utilize front-end electronic trading, back office and accounting systems to process transactions on a daily basis. In some cases these systems are integrated. The systems provide record keeping, trade reporting to exchange clearing, internal risk controls, and reporting to government and regulatory entities, corporate managers, risk managers and customers. A third-party service bureau located in Chicago, Illinois maintains our futures and options back office system. It has a disaster recovery site in New York City, New York.
We hold customer funds in relation to certain of our activities. In regulated entities, these customer funds are segregated, but in unregulated entities they are not. For a further discussion of customer segregated funds in our regulated entities, please see the “Customer Segregated Assets” discussion below.
Our administrative staff manages our internal financial controls, accounting functions, office services and compliance with regulatory requirements.
Governmental Regulation and Exchange Membership
Our activities are subject to significant governmental regulation, both in the United States and overseas. Failure to comply with regulatory requirements could result in administrative or court proceedings, censure, fines, issuance of cease-and-desist orders, or suspension or disqualification of the regulated entity, its officers, supervisors or representatives. The regulatory environment in which we operate is subject to frequent change and these changes directly impact our business and operating results.
The commodities industry in the United States is subject to extensive regulation under federal law. We are required to comply with a wide range of requirements imposed by the Commodity Futures Trading Commission (the “CFTC”), the National Futures Association (the “NFA”) and the Chicago Mercantile Exchange, which is our designated self-regulatory organization. We are also a member of the Chicago Mercantile Exchange’s divisions: the Chicago Board of Trade, the New York Mercantile Exchange and COMEX, ICE Futures US, ICE Europe Ltd, and the Minneapolis Grain Exchange. These regulatory bodies protect customers by imposing requirements relating to capital adequacy, licensing of personnel, conduct of business, protection of customer assets, record-keeping, trade-reporting and other matters.
The securities industry in the United States is subject to extensive regulation under federal and state securities laws. We must comply with a wide range of requirements imposed by the Securities and Exchange Commission (the “SEC”), state securities commissions and Financial Industry Regulatory Authority (“FINRA”). These regulatory bodies safeguard the integrity of the financial markets and protect the interests of investors in these markets. They also impose minimum capital requirements on regulated entities. The activities of our broker-dealer subsidiaries in the United States, INTL FCStone Securities and FCC Investments, Inc., are primarily regulated by FINRA and the SEC.
The Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the United Kingdom, regulates our subsidiary, INTL FCStone Ltd., as a Financial Services Firm under part IV of the Financial Services and Markets Act 2000. The regulations impose daily regulatory capital, as well as conduct of business, governance, and other requirements. The conduct of business rules include those that govern the treatment of client money and other assets which, under certain circumstances for certain classes of clients must be segregated from the firm’s own assets.
On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act created a comprehensive new regulatory regime governing the OTC and listed derivatives markets and their participants by requiring, among other things: centralized clearing of standardized derivatives (with certain stated exceptions); the trading of clearable derivatives on swap execution facilities or exchanges; and registration and comprehensive regulation of new categories of market participants as “swap dealers” and swap “introducing brokers.” We registered our subsidiary, INTL FCStone Markets, LLC, as a swap dealer on December 31, 2012. Most of the rules affecting this business are now final, and external business conduct rules came into effect on May 1, 2013. Nevertheless, some important rules, such as those setting capital and margin requirements, have not been finalized or fully implemented, and it is too early to predict with any degree of certainty how we will be affected. We will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act. The legislation and implementing regulations affect not only us, but also many of our customers and counterparties. Failure to comply with current or future legislation or regulations that apply to our operations could subject us to fines, penalties, or material restrictions on our business in the future.
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
The U.S. maintains various economic sanctions programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). The OFAC administered sanctions take many forms, but generally prohibit or restrict trade and investment in and with sanctions targets; and in some cases require blocking of the target’s assets. Violations of any of the OFAC-administered sanctions are punishable by civil fines, criminal fines, and imprisonment. We established policies and procedures designed to comply with applicable OFAC requirements. Although we believe that our policies and procedures are effective, there can be no assurance that our policies and procedures will effectively prevent us from violating the OFAC-administered sanctions in every transaction in which we may engage.
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
The FCA regulates INTL FCStone Ltd. and INTL Global Currencies Limited. Each is subject to a net capital requirement.
INTL FCStone Securities is subject to the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934. These requirements ensure the financial integrity and liquidity of broker-dealers. They establish minimum levels of capital and liquid assets. The net capital requirements restrict the payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advances or loans to any stockholder, employee or affiliate, if such payment would reduce the broker-dealer’s net capital below required levels. The net capital requirements restrict the ability of INTL FCStone Securities to make distributions to us. They also restrict the ability of INTL FCStone Securities to expand its business beyond a certain point without additional capital.
FCC Investments, Inc., a broker-dealer subsidiary, is subject to the net capital requirements of the SEC relating to liquidity and net capital levels.
The Australian Securities and Investment Commission regulates FCStone Australia Pty, Ltd (“FCStone Australia”). It is subject to a net tangible asset capital requirement. New Zealand Clearing Limited, also regulates FCStone Australia. It is subject to a capital adequacy requirement.
The Central Bank of Ireland regulates FCStone Commodity Services (Europe), Ltd. which is domiciled in Ireland and is subject to a net capital requirement.
The Brazilian Central Bank and Securities and Exchange Commission of Brazil regulates INTL FCStone DTVM Ltda. (“INTL FCStone DTVM”). It is a registered broker-dealer and is subject to a capital adequacy requirement.
The Comision de Valores and Mercado de Valores S.A. (“MERVAL”) regulate INTL Gainvest and Compania Inversora Bursatil S.A. Sociedad de Bolsa (“CIBSA”) and they are subject to net capital and capital adequacy requirements. The Rosario Futures Exchange, the General Inspector of Justice and the Superintendent of Securities Markets of Buenos Aires regulates INTL Capital, S.A. It is subject to a capital adequacy requirement.
Certain of our other non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.

All of our subsidiaries are in compliance with all of their capital regulatory requirements as of September 30, 2013. Additional information on these net capital and minimum net capital requirements can be found in Note 13 to the Consolidated Financial Statements.
Segregated Customer Assets
FCStone, LLC maintains customer segregated deposits from its customers relating to their trading of futures and options-on-futures on U.S. commodities exchanges held with FCStone, LLC, making it subject to CFTC regulation 1.20, which specifies that such funds must be held in segregation and not commingled with the firm’s own assets. FCStone, LLC maintains acknowledgment letters from each depository at which it maintains customer segregated deposits in which the depository acknowledges the nature of funds on deposit in the account. In addition, CFTC regulations require performance of a daily segregation calculation which compares the assets held in customers segregated depositories (“segregated assets”) to the firm’s total segregated assets held on deposit from customers (“segregated liabilities”). The amount of customer segregated assets must be in excess of the segregated liabilities owed to customers and any shortfall in such assets must be immediately communicated to the CFTC. As of September 30, 2013, FCStone, LLC maintained $23.9 million in segregated assets in excess of its segregated liabilities.
In addition, FCStone, LLC is subject to CFTC regulation 1.25, which governs the acceptable investment of customer segregated assets. This regulation allows for the investment of customer segregated assets in readily marketable instruments including U.S. Treasury securities, municipal securities, government sponsored enterprise securities, certificates of deposit, commercial paper, corporate notes or bonds, interest in money market mutual funds, and repurchase transactions with unaffiliated entities in otherwise allowable securities. FCStone, LLC predominately invests its customer segregated assets in U.S. Treasury bills and money market mutual funds.
INTL FCStone Ltd. is subject to certain business rules, including those that govern the treatment of client money and other assets which under certain circumstances for certain classes of client must be segregated from the firm’s own assets. INTL FCStone Ltd. currently maintains segregated funds in excess of all applicable requirements.
Secured Customer Assets
FCStone, LLC maintains customer secured deposits from its customers funds relating to their trading of futures and options-on-futures traded on, or subject to the rules of, a foreign board of trade held with FCStone, LLC, making it subject to CFTC Regulation 30.7, which requires that such funds must be carried in separate accounts in an amount sufficient to satisfy all of FCStone LLC’s current obligations to customers trading foreign futures and foreign options on foreign commodity exchanges or boards of trade, which are designated as secured customers’ accounts. As of September 30, 2013, FCStone, LLC maintained $22.7 million in secured assets in excess of its secured liabilities.
Foreign Operations
We operate in a number of foreign jurisdictions, including Canada, Ireland, the United Kingdom, Argentina, Brazil, Uruguay, Paraguay, Mexico, Nigeria, Dubai, China, South Korea, Hong Kong, Australia and Singapore. We established wholly owned subsidiaries in Mexico, Uruguay and Nigeria but do not have offices or employees in those countries.
FCStone Commodity Services (Europe) Ltd. is domiciled in Ireland and subject to regulation by the Central Bank of Ireland.
INTL FCStone Ltd. is domiciled in the United Kingdom, and subject to regulation by the United Kingdom FCA.
INTL FCStone Securities and INTL Commodities, Inc. each have branch offices in the United Kingdom. As a result, their activities are also subject to regulation by the United Kingdom FCA.
In Argentina, the activities of INTL Gainvest and Compania Inversora Bursatil S.A. Sociedad de Bolsa (“CIBSA”) are subject to regulation by the Comision de Valores and MERVAL and the activities of INTL Capital, S.A. are subject to regulation by the Rosario Futures Exchange, the General Inspector of Justice and the Superintendent of Securities Markets of Buenos Aires.
In Brazil, the activities of FCStone do Brasil are subject to regulation by BM&F Bovespa, and the activities of INTL FCStone DTVM Ltda. are regulated by the Brazilian Central Bank and Securities and Exchange Commission of Brazil.
The activities of INTL Commodities DMCC are subject to regulation by the Dubai Multi Commodities Centre.
FCStone Australia Pty. Ltd. is subject to regulation by the Australian Securities and Investments Commission and New Zealand Clearing Ltd.
Business Risks
We seek to mitigate the market and credit risks arising from our financial trading activities through an active risk management program. The principal objective of this program is to limit trading risk to an acceptable level while maximizing the return generated on the risk assumed.

We have a defined risk policy administered by our risk committee, which reports to our audit committee. We established specific exposure limits for inventory positions in every business, as well as specific issuer limits and counterparty limits. We designed these limits to ensure that in a situation of unexpectedly large or rapid movements or disruptions in one or more markets, systemic financial distress, the failure of a counterparty or the default of an issuer, the potential estimated loss will remain within acceptable levels. The audit committee reviews the performance of the risk committee on a quarterly basis to monitor compliance with the established risk policy.
Employees
As of September 30, 2013, we employed 1,094 people globally: 724 in the U.S., 2 in Canada, 60 in Argentina, 80 in Brazil, 7 in Paraguay, 144 in the United Kingdom, 6 in Ireland, 12 in Dubai, 27 in Singapore, 12 in China and 17 in Australia. None of our employees operate under a collective bargaining agreement, and we have not suffered any work stoppages or labor disputes. Many of our employees are subject to employment agreements, certain of which contain non-competition provisions.
Item 1A. Risk Factors
We face a variety of risks that could adversely impact our financial condition and results of operations, including the following:
Our ability to achieve consistent profitability is subject to uncertainty due to the nature of our businesses and the markets in which we operate. During the fiscal year ended September 30, 2013 we recorded net income of $19.3 million, compared to net income of $12.8 million in fiscal 2012, and net income of $34.8 million in fiscal 2011.
Our revenues and operating results may fluctuate significantly in the future because of the following factors:

•	Market conditions, such as price levels and volatility in the commodities, securities and foreign exchange markets in which we operate;

•	Changes in the volume of our market-making and trading activities;

•	Changes in the value of our financial instruments, currency and commodities positions and our ability to manage related risks;

•	The level and volatility of interest rates;

•	The availability and cost of funding and capital;

•	Our ability to manage personnel, overhead and other expenses;

•	Changes in execution and clearing fees;

•	The addition or loss of sales or trading professionals;

•	Changes in legal and regulatory requirements; and

•	General economic and political conditions.
Although we continue our efforts to diversify the sources of our revenues, it is likely that our revenues and operating results will continue to fluctuate substantially in the future and such fluctuations could result in losses. These losses could have a material adverse effect on our business, financial condition and operating results.
The manner in which we account for our commodities inventory and forward commitments may increase the volatility of our reported earnings. Our net income is subject to volatility due to the manner in which we report our commodities inventory. This inventory is stated at the lower of cost or fair value. We generally mitigate the price risk associated with our commodities inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under U.S. GAAP. In such situations, any unrealized gains in inventory are not recognized under U.S. GAAP, but unrealized gains and losses in related derivative positions are recognized under U.S. GAAP. Additionally, in certain circumstances, U.S. GAAP does not permit us to reflect changes in estimated values of forward commitments to purchase and sell commodities. The forward commitments to purchase and sell commodities, which we do not reflect in our consolidated balance sheets, do not qualify as a derivative under the Derivatives and Hedging Topic of the ASC. As a result, our reported earnings from these business segments are subject to greater volatility than the earnings from our other business segments.
Our indebtedness could adversely affect our financial condition. As of September 30, 2013, our total consolidated indebtedness to lenders was $106.5 million, and we expect to increase our indebtedness in the future as we continue to expand our business. Our indebtedness could have important consequences, including:

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
Committed credit facilities currently available to us might not be renewed. We currently have three committed credit facilities under which we may borrow up to $290.0 million, consisting of:

•	a $140.0 million facility available to INTL FCStone Inc., for general working capital requirements, committed until September 20, 2016.

•	a $75.0 million facility available to our wholly owned subsidiary, FCStone, LLC, for short-term funding of margin to commodity exchanges, committed until April 10, 2014.

•
a $75.0 million committed facility available to our wholly owned subsidiary, FCStone Merchant Services, LLC, for financing traditional commodity financing arrangements and commodity repurchase agreements, committed until May 1, 2014.

During fiscal 2014, $150.0 million of our committed credit facilities are scheduled to expire. There is no guarantee that we will be successful in renewing, extending or rearranging these facilities.
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
Our failure to successfully integrate the operations of businesses acquired by us in the last twelve months could have a material adverse effect on our business, financial condition and operating results. Since September 30, 2012, we have acquired Tradewire Securities, LLC. Additionally, subsequent to September 30, 2013, we have acquired First American Capital and Trading Corp. We will need to meet challenges to realize the expected benefits and synergies of these acquisitions, including:

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
It is possible that the integration process could result in the loss of the technical skills and management expertise of key employees, the disruption of the ongoing businesses or inconsistencies in standards, controls, procedures and policies due to possible cultural conflicts or differences of opinions on technical decisions and product road maps that adversely affect our ability to maintain relationships with customers, counterparties, and employees or to achieve the anticipated benefits of the acquisition.
We face risks associated with our market-making and trading activities. We conduct our market-making and trading activities predominantly as a principal, which subjects our capital to significant risks. These activities involve the purchase, sale or short sale for customers and for our own account of financial instruments, including equity and debt securities, commodities and foreign exchange. These activities are subject to a number of risks, including risks of price fluctuations, rapid changes in the liquidity of markets and counterparty creditworthiness.
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
We may have difficulty managing our growth. We have experienced significant growth in our business. Our operating revenues grew from $90.6 million in the 2009 fiscal year to $478.4 million in fiscal 2013. We expect the acquisition of additional businesses since September 30, 2012 to increase operating revenues in 2014.
This growth required, and will continue to require, us to increase our investment in management personnel, financial and management systems and controls, and facilities. In the absence of continued revenue growth, the costs associated with our expected growth would cause our operating margins to decline from current levels. In addition, as is common in the financial industry, we are and will continue to be highly dependent on the effective and reliable operation of our communications and information systems.
The scope of procedures for assuring compliance with applicable rules and regulations changes as the size and complexity of our business increases. In response, we have implemented and continue to revise formal compliance procedures.
It is possible that we will not be able to manage our growth successfully. Our inability to do so could have a material adverse effect on our business, financial condition and operating results.

We have identified a material weakness in our internal control over financial reporting which existed as of September 30, 2013. If we fail to properly remediate this or any future weaknesses or deficiencies or maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired which could have an adverse effect on our business and stock price. We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses in those internal controls.
While preparing our financial statements for the fiscal year ended September 30, 2013, Management identified a material weakness in internal control over financial reporting that existed as of September 30, 2013, related to the accurate and timely accounting for certain principal over-the-counter derivative trading activities. Specifically, controls over the reconciliation between trading system data and the general ledger were not designed detect errors timely in recording trading gains to the general ledger. As a result of this material weakness, the Company misstated certain principal over-the-counter derivative trading activities. The financial misstatements resulting from our material weakness resulted in a restatement of our Consolidated Financial Statements contained herein. See Item 9A, Controls and Procedures for a complete discussion of this material weakness in our internal control over financial reporting.
Although we developed, and are currently implementing, a remediation plan for this material weakness, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in the current or any future period. There can be no assurance that we will be able to fully implement our plans and controls, as described in Item 9A, to address this material weakness, or that the plans and controls, if implemented, will be successful in fully remediating this material weakness. In addition, we may in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date. If we fail to successfully remediate the identified material weakness, or we identify further material weaknesses in our internal controls, our ability to report our financial results on a timely and accurate basis could be impacted in a materially adverse manner.
If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and NASDAQ, we could face penalties or sanctions from those authorities. In either case, there could result a material adverse effect on our business. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
In addition, many of our customers and counterparties utilize our publicly reported financial information to evaluate the creditworthiness of the Company when deciding whether to acquire services or conduct business with the Company.  If our financial statements are not accurate or are not filed on a timely basis, these customers and counterparties may elect to alter or terminate their relationships with the Company, which could have a material adverse effect on our business, financial condition and operating results.
We are exposed to the credit risk of our customers and counterparties and their failure to meet their financial obligations could adversely affect our business. We have substantial credit risk in both our securities and commodities businesses. As a market-maker of OTC and listed securities, we conduct the majority of our securities transactions as principal with broker-dealer counterparties. We clear our securities transactions through unaffiliated clearing brokers. Substantially all of our equity and debt securities are held by these clearing brokers. Our clearing brokers have the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations.
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
We act as a principal for OTC derivative transactions, which exposes us to both the credit risk of our customers and the counterparties with which we offset the customer’s position. As with exchange-traded transactions, our OTC transactions require that we meet initial and variation margin payments on behalf of our customers before we receive the required payment from our customers. In addition, with OTC transactions, there is a risk that a counterparty will fail to meet its obligations when due. We would then be exposed to the risk that a settlement of a transaction which is due a customer will not be collected from the respective counterparty with which the transaction was offset. Customers and counterparties that owe us money, securities or other assets may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons.
In this regard, during its fiscal year ended August 31, 2009, FCStone Group, Inc. recognized $119.8 million in bad debt expense as a result of defaults by customer counterparties. Although we adopted additional procedures designed to reduce their likelihood and magnitude, credit losses are an inherent component of our business and we will continue to be subject to the risk of such losses.
We are responsible for self-clearing our foreign exchange and physical commodities trading activities and, in addition, take principal risk to counterparties and customers in these activities. Any metals or other physical commodities positions are held by third party custodians. In this regard, during our fiscal years ended September 30, 2011 and 2010, we recognized $5.6 million and $2.5 million, respectively, in bad debt expense as a result of defaults by customer counterparties to whom we had consigned gold. Although we have adopted additional procedures designed to reduce the likelihood and magnitude of credit losses, the possibility of such losses is an inherent component of our business and we will continue to be subject to the risk of such losses.
Although we have procedures for reviewing credit exposures to specific customers and counterparties to address present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee, including rapid changes in securities, commodity and foreign exchange price levels. Some of our risk management methods depend upon the evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. We may be materially and adversely affected in the event of a significant default by our customers and counterparties.
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
Our net operating revenues may decrease due to changes in market volume, prices or liquidity. Declines in the volume of securities, commodities and foreign exchange transactions and in market liquidity generally may result in lower revenues from market-making and trading activities. Changes in price levels of securities and commodities and foreign exchange rates also may result in reduced trading activity and reduce our revenues from market-making transactions. Changed price levels also can result in losses from changes in the fair value of securities and commodities held in inventory. Sudden sharp changes in fair values of securities and commodities can result in:

•	illiquid markets;

•	fair value losses arising from positions held by us;

•	the failure of buyers and sellers of securities and commodities to fulfill their settlement obligations,

•	redemptions from funds managed in our asset management business segment and consequent reductions in management fees;

•	reductions in accrued performance fees in our asset management business segment; and

•	increases in claims and litigation.
Any change in market volume, price or liquidity or any other of these factors could have a material adverse effect on our business, financial condition and operating results.
Our net operating revenues may decrease due to changes in customer trading volumes which are dependent in large part on commodity prices and commodity price volatility. Customer trading volumes are largely driven by the degree of volatility—the magnitude and frequency of fluctuations—in prices of commodities. Higher volatility increases the need to hedge contractual price risk and creates opportunities for arbitrage trading. Energy and agricultural commodities markets periodically experience significant price volatility. In addition to price volatility, increases in commodity prices lead to increased trading volume. As prices of commodities rise, especially energy prices, new participants enter the markets to address their growing risk-management needs or to take advantage of greater trading opportunities. Sustained periods of stability in the prices of commodities or generally lower prices could result in lower trading volumes and, potentially, lower revenues. Lower volatility and lower volumes could lead to lower customer balances held on deposit, which in turn may reduce the amount of interest revenue based on these deposits.
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
We are dependent on our management team. Our future success depends, in large part, upon our management team who possess extensive knowledge and management skills with respect to securities, commodities and foreign exchange businesses we operate. The unexpected loss of services of any of our executive officers could adversely affect our ability to manage our business effectively or execute our business strategy. Although these officers have employment contracts with us, they are generally not required to remain with us for a specified period of time.
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
Failure to comply with any of these laws, rules or regulations could result in adverse consequences. We and certain of our officers and employees have, in the past, been subject to claims arising from acts that regulators asserted were in contravention of these laws, rules and regulations. These claims resulted in the payment of fines and settlements. In this regard, in May 2013, we settled claims made by the CFTC, that our subsidiary, FCStone LLC, failed to diligently supervise its officers’ and employees’ activities relating to risks associated with its customers’ accounts. The claims of the CFTC arose out of transactions by former FCStone customers that took place between January 1, 2008 and March 1, 2009. In the settlement, FCStone agreed to cease and desist from violating certain regulations of the CFTC, to pay $1.5 million to the CFTC, and to appoint an independent third party reviewer to review and evaluate FCStone’s existing policies and procedures relating to certain risks, to ensure that we have made sufficient modifications to our risk controls since 2008. We had previously provided for the $1.5 million fine in our financial statements for the quarter ended December 31, 2012.
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
The regulatory environment in which we operate is subject to change, particularly in light of the October 31, 2011 bankruptcy filing of MF Global and actions taken by the CFTC on July 10, 2012 to freeze assets of Peregrine Financial Group, a futures commission merchant. Both matters resulted from potential deficiencies in customer segregated futures accounts. On November 14, 2013, the CFTC finalized new rules known as “Enhancing Customer Protections Rules”. These provisions, among other things, require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures, and auditing and examination programs for FCMs. These rule changes, additional legislation or regulations, changes required under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and any new or revised regulation by the SEC, the CFTC, other United States or foreign governmental regulatory authorities, SROs or FINRA could have a material adverse effect on our business, financial condition and operating results. Changes in the interpretation or enforcement of existing laws and rules by these governmental authorities, SROs and FINRA could also have a material adverse effect on our business, financial condition and operating results. Failure to comply with current or future legislation or regulations that apply to our operations could subject us to fines, penalties, or material restrictions on our business in the future.

Additional regulation, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect financial services firms. We cannot predict what effect any such changes might have. Our business, financial condition and operating results may be materially affected by both regulations that are directly applicable to us and regulations of general application. Our level of trading and market-making activities can be affected not only by such legislation or regulations of general applicability, but also by industry-specific legislation or regulations.
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
The principal legislation is the Dodd-Frank Act which as already stated creates a comprehensive new regulatory regime governing the OTC and listed derivatives markets and their participants by requiring, among other things: centralized clearing of standardized derivatives (with certain stated exceptions); the trading of clearable derivatives on swap execution facilities or exchanges; and registration and comprehensive regulation of new categories of market participants as “swap dealers” and swap “introducing brokers.” The Dodd-Frank Act grants regulatory authorities, such as the CFTC and the SEC, broad rule-making authority to implement various provisions of the Dodd-Frank Act, including comprehensive regulation of the OTC derivatives market. These regulators will continue to exercise, their expanded rule-making powers in ways that will affect how we conduct our business.
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
Changes that will be required in our OTC and clearing businesses may adversely impact our results of operations. Following the implementation of all of the rules contemplated by the Dodd-Frank Act, the markets for cleared and non-cleared swaps may be less robust, there may be less volume and liquidity in these markets and there may be less demand for our services. Certain banks and other institutions will be limited in their conduct of proprietary trading and will be further limited or prohibited from trading in certain derivatives. The new rules, including the restrictions on the trading activities for certain banks and large institutions, could impact transaction volumes and liquidity in these markets and our revenues would be adversely impacted as a result.
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
The FCA requires our UK subsidiary, INTL FCStone Ltd. to maintain specific levels of net capital. Failure to maintain the required net capital may subject INTL FCStone Ltd. to suspension or revocation of its registration by the FCA.

Ultimately, any failure to meet capital requirements by our securities broker-dealer subsidiaries, or our FCM subsidiary or our UK subsidiary could result in liquidation of the subsidiary. Failure to comply with the net capital rules could have material and adverse consequences such as limiting their operations, or restricting us from withdrawing capital from these subsidiaries.
In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against net capital could limit our operations that require the intensive use of capital. They could also restrict our ability to withdraw capital from these subsidiaries. Any limitation on our ability to withdraw capital could limit our ability to pay cash dividends, repay debt and repurchase shares of our outstanding stock. A significant operating loss or any unusually large charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have an adverse effect on our business, financial condition and operating results.
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
Low short-term interest rates negatively impact our profitability. The level of prevailing short-term interest rates affects our profitability because we derive a portion of our revenue from interest earned from the investment of funds deposited with us by our customers. As of September 30, 2013, we had $1.7 billion in customer segregated assets, which are generally invested in short-term treasury securities and money market funds. Our financial performance generally benefits from rising interest rates. Higher interest rates increase the amount of interest income earned from these customer deposits. If short-term interest rates remain low or continue to fall, our revenues derived from interest will decline which would negatively impact our profitability.
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
We are subject to risks relating to litigation and potential securities laws liability. We face significant legal risks in our businesses, including risks related to currently pending litigation involving both the Company and FCStone. Many aspects of our business involve substantial risks of liability, including liability under federal and state securities and commodities laws, other federal, state and foreign laws and court decisions, as well as rules and regulations promulgated by the SEC, the CFTC, FINRA, the FCA and other regulatory bodies. Substantial legal liability or significant regulatory action against us and our subsidiaries could have adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. Any such litigation could lead to more volatility of our stock price.
For a further discussion of litigation risks, see Item 3—Legal Proceedings below and Note 12 - Commitments and Contingencies in the Consolidated Financial Statements.
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
We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not have an adverse effect on our business, financial condition and operating results.
Our business could be adversely affected if we are unable to retain our existing customers or attract new customers. The success of our business depends, in part, on our ability to maintain and increase our customer base. Customers in our market are sensitive to, among other things, the costs of using our services, the quality of the services we offer, the speed and reliability of order execution and the breadth of our service offerings and the products and markets to which we offer access. We may not be able to continue to offer the pricing, service, speed and reliability of order execution or the service, product and market breadth that customers desire. In addition, once our risk management consulting customers have become better educated with regard to sources of risk and the tools available to facilitate the management of this risk and we have provided them with recommended hedging strategies, they may no longer continue paying monthly fees for these services. In addition, the bankruptcy filing of MF Global and its disclosure of a potential deficiency in customer segregated futures accounts may negatively affect the perception of our industry and our ability to retain existing customers or attract new customers. Furthermore, our existing customers, including IRMP customers, are not generally obligated to use our services and can switch providers of clearing and execution services or decrease their trading activity conducted through us at any time. As a result, we may fail to retain existing customers or be unable to attract new customers. Our failure to maintain or attract customers could have an adverse effect on our business, financial condition and operating results.
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
Each of our regulators supervises our business activities to monitor compliance with such laws, rules and regulations in the relevant jurisdiction. In addition, if there are instances in which our regulators question our compliance with laws, rules, and regulations, they may investigate the facts and circumstances to determine whether we have complied. At any moment in time, we may be subject to one or more such investigation or similar reviews. At this time, we believe all such investigations, and similar reviews are insignificant in scope and immaterial to us. However, there can be no assurance that, in the future, the operations of our businesses will not violate such laws, rules, and regulations and that related investigations and similar reviews could result in adverse regulatory requirements, regulatory enforcement actions and/or fines.
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
We continue to monitor the impact that the Basel Accords will have on us. The latest update issued by the Basel Committee on Banking Supervision in December 2010, known as Basel III, has recommended strengthening capital and liquidity rules. In response, the European Commission is in the process of implementing amendments to its Capital Requirements Directive known as CRD IV. Changes under CRD IV are expected to start to come into effect in early 2014 and we continue to monitor the potential impact on our subsidiaries that operate in the United Kingdom.
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
Item 1B. Unresolved Staff Comments
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2013 that remain unresolved.
Item 2. Properties
The Company maintains offices in New York, New York; Winter Park, Florida; West Des Moines, Iowa; Chicago, Illinois; Kansas City, Missouri; St. Louis, Missouri; Bloomfield, Nebraska; Omaha, Nebraska; Minneapolis, Minnesota; Bloomington, Illinois; Miami, Florida; New Smyrna Beach, Florida; Indianapolis, Indiana; Spirit Lake, Iowa; Bowling Green, Ohio; Nashville, Tennessee; Golden, Colorado; Lawrence, Kansas; Winnipeg, Canada; Buenos Aires, Argentina; Campinas, Brazil; Sao Paulo, Brazil; Maringa, Brazil; Porto Alegre, Brazil; Goianai, Brazil; Recife, Brazil; Asuncion, Paraguay; London, United Kingdom; Dublin, Ireland; Dubai, United Arab Emirates; Singapore, Singapore; Beijing and Shanghai, China; and Sydney, Australia.
All of our offices and other principal business properties are leased, except for the space in Buenos Aires, which we own. We believe that our leased and owned facilities are adequate to meet anticipated requirements for our current lines of business.
Item 3. Legal Proceedings
In addition to the matters discussed below, from time to time and in the ordinary course of business, we are involved in various legal actions and proceedings, including tort claims, contractual disputes, employment matters, workers’ compensation claims and collections. We carry insurance that provides protection against certain types of claims, up to the policy limits of our insurance. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, and in addition to the possible losses discussed below, is not likely to be material to our earnings, financial position or liquidity.
The following is a summary of our significant legal matters.
Securities Litigation and Regulatory Proceedings
FCStone and certain officers of FCStone were defendants in an action filed in the United States District Court for the Western District of Missouri in July 2008. Plaintiffs subsequently filed a consolidated amended complaint (“CAC”) in September 2009. As alleged in the CAC, the action purports to be brought as a class action on behalf of purchasers of FCStone common stock between November 15, 2007 and February 24, 2009. The CAC seeks to hold defendants liable under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and concerns disclosures included in FCStone’s fiscal year 2008 public filings. Specifically, the CAC relates to FCStone’s public disclosures regarding an interest rate hedge, a bad debt expense arising from unprecedented events in the cotton trading market, and certain disclosures beginning on November 3, 2008 related to losses it expected to incur arising primarily from a customer energy trading account. FCStone and the named officers moved to dismiss the action. The parties to the litigation reached an agreement in principle to settle this matter during May 2012, which was approved by order of the court on July 23, 2013. The settlement was at no cost to us after consideration of insurance coverage.
In August 2008, shareholders filed a derivative action against FCStone and certain directors of FCStone in the Circuit Court of Platte County, Missouri, alleging breaches of fiduciary duties, waste of corporate assets and unjust enrichment. Shareholders subsequently filed an amended complaint was subsequently filed in May 2009 to add claims based upon the losses sustained by FCStone arising out of a customer’s energy trading account. In July 2009, the same plaintiff filed a motion for leave to amend the existing case to add a purported class action claim on behalf of the holders of FCStone common stock.
In July 2009, plaintiffs filed a purported shareholder class action complaint against FCStone and its directors, as well as the Company in the Circuit Court of Clay County, Missouri. The complaint alleged that FCStone and its directors breached their fiduciary duties by failing to maximize stockholder value in connection with the contemplated acquisition of FCStone by the Company. This complaint was subsequently consolidated with the complaint filed in the Circuit Court of Platte County, Missouri. The plaintiffs subsequently filed an amended consolidated complaint which does not assert any claims against the Company. This complaint purports to be filed derivatively on FCStone’s and our behalf against certain of FCStone’s current and former directors and officers and directly against the same individuals. We, FCStone, and the defendants filed motions to dismiss on multiple grounds. The parties to the litigation have reached an agreement in principle to settle this matter. This agreement was provisionally approved by the court on December 4, 2013, and is expected to be finally approved on March 19, 2014. The agreement, if finally approved, would result in our incurrence of a legal cost of $265,000 after consideration of expected insurance coverage.
In November 2011, the Commodity Futures Trading Commission (“CFTC”) Division of Enforcement Staff (“Staff”) requested we voluntarily produce specified documents to the Staff in connection with its then informal investigation of the losses that occurred in 2008 and 2009 in the customer energy trading account of FCStone, LLC. In September 2012, the Staff provided us with a Wells notice, indicating the Staff’s intention to recommend that the CFTC bring certain charges against FCStone, LLC. We filed our Wells submission with the Staff in October 2012. On May 29, 2013, we reached a settlement with the CFTC in this matter. The CFTC’s findings, neither admitted nor denied by us, were that FCStone, LLC violated CFTC Regulation 166.3 in that it failed to diligently supervise its officers’ and employees’ activities relating to risks associated with its customers’ accounts, and in particular one account controlled by two of FCStone’s customers who traded in natural gas futures, swaps and option contracts.
The settlement, with appropriate waivers and consents, required FCStone, LLC to:

•	cease and desist from violating CFTC Regulation 166.3;

•	pay $1.5 million to the CFTC; and

•
appoint an independent third party reviewer to review and evaluate FCStone, LLC’s existing policies and procedures relating to certain risks, to ensure that we have made sufficient modifications to our risk controls since 2008.

We paid the fine of $1.5 million in full in fiscal 2013. Also, we have appointed an independent third party to conduct the aforementioned review of policies and procedures, and that review is currently in process.
Sentinel Litigation
Our subsidiary, FCStone, LLC, had a portion of its excess segregated funds invested with Sentinel Management Group Inc. (“Sentinel”), a registered FCM and an Illinois-based money manager that provided cash management services to other FCMs. In August 2007, Sentinel halted redemptions to customers and sold certain of the assets it managed to an unaffiliated third party at a significant discount. On August 17, 2007, subsequent to Sentinel’s sale of certain assets, Sentinel filed for bankruptcy protection and $15.5 million of FCStone, LLC’s $21.9 million in invested funds were returned to it.
In August 2008, the bankruptcy trustee of Sentinel filed adversary proceedings against FCStone, LLC, and a number of other FCMs in the Bankruptcy Court for the Northern District of Illinois. The case was subsequently reassigned to the United States District Court, for the Northern District of Illinois. In the complaint, the trustee is seeking avoidance of alleged transfers or withdrawals of funds received by FCStone, LLC and other FCMs within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions and disallowance of the proof of claim filed by FCStone, LLC. The trustee seeks recovery of pre- and post-petition transfers totaling approximately $15.5 million. In April 2009, the trustee filed an amended complaint adding a claim for unjust enrichment. FCStone, LLC answered the complaints and all parties entered into the discovery phase of the litigation. In January 2011, the trustee filed a motion for summary judgment on various counts in the adversary proceedings filed in August 2008 against FCStone, LLC and a number of other FCMs. In January 2012, FCStone, LLC filed a motion for summary judgment in its favor with respect to the transfer of approximately $1.1 million to its customer segregated account on August 17, 2007, pursuant to the “safe harbor” provisions of Section 546(e) of the U.S. Bankruptcy Code. In April 2012, FCStone, LLC filed a motion to dismiss a portion of the trustee’s claims set forth in its amended complaint. The trial of this matter took place, as a test case, during October 2012. The trial court entered a judgment against FCStone, LLC on January 4, 2013. On January 17, 2013, the trial court entered an agreed order, staying execution and enforcement, pending an appeal of the judgment. By agreement, FCStone, LLC was required to post an appeal cash deposit of $8.0 million with the court, which was deposited on January 18, 2013. The oral arguments in the appeal were heard on December 10, 2013. Based on the merits of our appeal, management believes a loss is not probable, and thus has not recorded a provision for this matter. We believe that if the appeal is unsuccessful, the resulting pre-tax loss to FCStone, LLC would be in the range of $4 million to $6 million.
Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may later prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol ‘INTL’. Our common stock trades on the NASDAQ Global Select Market. As of September 30, 2013, there were approximately 293 registered holders of record of our common stock. The high and low sales prices per share of our common stock for each full quarterly period during fiscal 2013 and 2012 were as follows:

		Price Range
		High	Low
2013:
	Fourth Quarter	$20.75	$16.73
	Third Quarter	$18.00	$16.11
	Second Quarter	$19.97	$17.10
	First Quarter	$20.08	$16.45
2012:
	Fourth Quarter	$21.03	$17.73
	Third Quarter	$22.66	$17.60
	Second Quarter	$27.34	$21.05
	First Quarter	$25.18	$20.36

Value over 5 years of $100 invested on September 30, 2008 in each of the company's stock ("INTL"), S&P 500 Index and NYSE/Arca Securities Broker/Dealer Index

160
140
120
100
80
60
40
20
-
2008
2009
2010
2011
2012
2013
100
100
91
96
68
98
82
75
97
86
64
124
79
66
144
110
85
INTL
S&P 500 Index
NYSE/Arca Securities Broker/Dealer Index

We have never declared any cash dividends on our common stock, and do not currently have any plans to pay dividends on its common stock. The payment of cash dividends in the future is subject to the discretion of the Board of Directors and will depend on our earnings, financial condition, capital requirements, contractual restrictions and other relevant factors. Our credit agreements currently prohibit the payment of cash dividends by us.
On November 15, 2012, our Board of Directors replaced the August 12, 2011 authorized repurchase of up to 1.0 million shares of our outstanding common stock with an authorization to repurchase up to 1.5 million shares of our outstanding common stock from time to time in open market purchases and private transactions, subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal and regulatory requirements. Our common stock repurchase program activity for the three months ended September 30, 2013 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
July 1, 2013 to July 31, 2013	—	$—	—	1,172,175
August 1, 2013 to August 31, 2013	63,004	19.39	63,004	1,109,171
September 1, 2013 to September 30, 2013	27,087	19.94	27,087	1,082,084
Total	90,091	$19.58	90,091
Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of our Annual Report on Form 10-K.

Item 6. Selected Financial Data
The following selected financial and operating data are derived from our consolidated financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 and our Consolidated Financial Statements included in Item 8. The selected financial information for fiscal years ended 2012, 2011, and 2010 have been restated to reflect adjustments to our consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended September 30, 2013. The consolidated income statement data for fiscal years 2013, 2012, 2011 and 2010 reflects the results of FCStone, which was acquired on September 30, 2009. The consolidated income statement data for fiscal 2009 does not include the historical results of FCStone. The selected consolidated balance sheet information reflects the financial condition of INTL after the FCStone transaction.
Selected Summary Financial Information (U.S. GAAP)

	Year Ended September 30,
(in millions, except share and per share amounts)	2013	2012	2011	2010	2009
		(As Restated)	(As Restated)	(As Restated)
Operating revenues	$478.4	$454.2	$419.1	$267.1	$90.6
Transaction-based clearing expenses	110.1	105.4	75.6	66.4	11.9
Introducing broker commissions	40.5	31.0	24.0	18.9	—
Interest expense	12.5	11.6	11.3	9.9	8.0
Net operating revenues	315.3	306.2	308.2	171.9	70.7
Compensation and other expenses:
Compensation and benefits	201.6	202.4	176.6	104.2	40.2
Communication and data services	23.3	22.6	15.5	11.1	2.1
Occupancy and equipment rental	12.0	11.0	8.9	6.2	1.1
Professional fees	13.1	12.9	10.6	8.1	2.2
Travel and business development	10.7	11.2	8.9	6.3	1.9
Depreciation and amortization	8.0	7.2	4.7	1.6	0.8
Bad debts and impairments	0.8	1.5	6.2	5.8	3.0
Other	23.2	21.6	21.4	12.6	6.1
Total compensation and other expenses	292.7	290.4	252.8	155.9	57.4
Income from continuing operations, before tax	22.6	15.8	55.4	16.0	13.3
Income tax expense	3.3	3.1	20.9	5.7	2.6
Income (loss) from discontinued operations, net of tax	—	—	0.2	0.6	(1.1)
Income before extraordinary (loss) income	19.3	12.7	34.7	10.9	9.6
Extraordinary (loss) income	—	—	—	(7.0)	18.5
Net income	19.3	12.7	34.7	3.9	28.1
Add: Net loss (income) attributable to noncontrolling interests	—	0.1	0.1	0.3	(0.5)
Net income attributable to INTL FCStone Inc. common stockholders	$19.3	$12.8	$34.8	$4.2	$27.6
Earnings per share:
Basic	$1.01	$0.67	$1.93	$0.24	$3.11
Diluted	$0.97	$0.64	$1.83	$0.23	$2.80
Number of shares:
Basic	18,443,233	18,282,939	17,618,085	17,306,019	8,895,697
Diluted	19,068,497	19,156,899	18,567,454	17,883,233	10,182,586
Selected Balance Sheet Information:
Total assets	$2,848.0	$2,953.0	$2,632.0	$2,019.8	$1,555.7
Convertible notes	$—	$—	$—	$16.7	$16.7
Stockholders’ equity	$335.4	$313.2	$292.6	$240.1	$238.8

Adjusted Non-GAAP Financial Information (Unaudited)

	Year Ended September 30,
(in millions, except employees)	2013	2012	2011	2010	2009
		(As Restated)	(As Restated)	(As Restated)
Adjusted Non-GAAP Data (Unaudited):
Adjusted operating revenues:
Operating revenues	$478.4	$454.2	$419.1	$267.1	$90.6
Marked-to-market adjustment (non-GAAP)	(11.1)	6.8	(8.4)	6.0	6.9
Adjusted operating revenues (non-GAAP)	$467.3	$461.0	$410.7	$273.1	$97.5
Adjusted net operating revenues:
Net operating revenues	$315.3	$306.2	$308.2	$171.9	$70.7
Marked-to-market adjustment (non-GAAP)	(11.1)	6.8	(8.4)	6.0	6.9
Adjusted net operating revenues (non-GAAP)	$304.2	$313.0	$299.8	$177.9	$77.6
Adjusted income from continuing operations:
Income from continuing operations, before tax	$22.6	$15.8	$55.4	$16.0	$13.3
Marked-to-market adjustment (non-GAAP)	(11.1)	6.8	(8.4)	6.0	6.9
Adjusted income from continuing operations, before tax (non-GAAP)	$11.5	$22.6	$47.0	$22.0	$20.2
Adjusted net income attributable to INTL FCStone Inc. common stockholders:
Net income attributable to INTL FCStone Inc. common stockholders(a)	$19.3	$12.8	$34.8	$4.2	$27.6
Marked-to-market adjustment (non-GAAP)	(11.1)	6.8	(8.4)	6.0	6.9
Tax effect at blended rate of 37.5%	4.2	(2.6)	3.2	(2.3)	(2.5)
Adjusted net income attributable to INTL FCStone Inc. common stockholders (non-GAAP)	$12.4	$17.0	$29.6	$7.9	$32.0
Adjusted stockholders’ equity:
Stockholders’ equity(a)	$335.4	$313.2	$292.6	$240.1	$238.8
Cumulative marked-to-market adjustment (non-GAAP)	4.3	15.4	8.6	17.0	11.0
Tax effect at blended rate of 37.5%	(1.6)	(5.8)	(3.2)	(6.4)	(4.1)
Adjusted stockholders’ equity (non-GAAP)	$338.1	$322.8	$298.0	$250.7	$245.7
Return on average adjusted stockholders’ equity (non-GAAP)(b)	3.8%	5.5%	10.8%	6.0%	16.0%
Other Data:
Employees (c)	1,094	1,074	904	729	625
Compensation and benefits as a percentage of adjusted operating revenues	43.1%	43.9%	43.0%	38.2%	41.2%

(a)
Net income and stockholders’ equity for fiscal 2010 includes a $7.0 million extraordinary loss resulting from purchase price adjustments and the correction of immaterial errors related to the FCStone transaction. Net income and stockholders’ equity for fiscal 2009 includes an $18.5 million extraordinary gain related to the FCStone transaction.

(b)
Return on average adjusted stockholders’ equity for fiscal 2010 excludes the effect of the $7.0 million extraordinary loss resulting from purchase price adjustments and the correction of immaterial errors related to the FCStone transaction. Return on average adjusted stockholders’ equity for fiscal 2009 excludes the effect of an $18.5 million extraordinary gain related to the FCStone transaction.

(c)	The number of employees listed in fiscal 2009 includes the number of employees of FCStone as of September 30, 2009.
As discussed in previous filings and elsewhere in this Form 10-K, U.S. GAAP requires us to carry derivatives at fair value but physical commodities inventory at the lower of cost or fair value. These requirements may have a significant temporary impact on our reported earnings. Under U.S. GAAP, gains and losses on commodities inventory and derivatives which we intend to be offsetting are often recognized in different periods. Additionally, in certain circumstances, U.S. GAAP does not permit us to reflect changes in estimated values of forward commitments to purchase and sell commodities. In such circumstances, the forward commitments to purchase and sell commodities, which we do not reflect in the consolidated balance sheets, do not qualify as a derivative under the Derivatives and Hedging Topic of the ASC.
For these reasons, management primarily assesses our operating results on a marked-to-market basis. Management relies on these adjusted operating results to evaluate the performance of our physical commodities businesses and its personnel.
The Unaudited Adjusted Data in the table above reflect our adjusted operating revenues, adjusted net operating revenues, adjusted net income and adjusted stockholders’ equity, which have been adjusted to reflect the marked-to-market differences in our physical commodities businesses during each period (in the case of operating revenues, net operating revenues and net income) and the cumulative differences (in the case of stockholders’ equity). We have also included the estimated tax liability which would have been incurred as a result of these adjustments, utilizing a blended tax rate of 37.5%.
Adjusted operating revenues, adjusted net operating revenues, adjusted income from continuing operations, before tax, adjusted net income, and adjusted stockholders’ equity are financial measures that are not recognized by U.S. GAAP, and should not be considered as alternatives to operating revenues, net operating revenues, net income or stockholders’ equity calculated under U.S. GAAP or as an alternative to any other measures of performance derived in accordance with U.S. GAAP. We have included these non-GAAP financial measures because we believe that they permit investors to make more meaningful comparisons of performance between the periods presented. In addition, these non-GAAP measures are used by management in evaluating our performance.
We determine the fair value of physical commodities inventory on a marked-to-market basis by applying quoted market prices to the inventory we own on the balance sheet date. In our precious metals business, we obtain the closing COMEX nearby futures price for the last business day of the month and then adjust that price to reflect an exchange for physical transaction, utilizing bids obtained from one or more market participants. In our base metals business, for copper inventory, we obtain the closing COMEX or LME nearby futures price and then adjust that price to reflect any freight charges to the relevant delivery point. For our lead inventory, we obtain the closing LME nearby futures month price and then adjust that price to reflect any tolling and freight charges to the relevant delivery point. If inventories were required to be valued using fair value instead of under U.S. GAAP at the lower of cost or market, our physical commodities inventory would be classified as Level 2 assets using the Fair Value Measurements and Disclosures Topic of the ASC.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read together with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K. Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve known and unknown risks and uncertainties, many of which are beyond our control. Words such as “may”, “will”, “should”, “would”, “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Risk Factors” and those appearing elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. Readers are cautioned that any forward-looking statements are not guarantees of future performance.
Restatement of Previously Issued Financial Statements
As discussed further in Notes 2 and 21 of the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K, we are restating consolidated financial statements and other information for the fiscal years ended September 30, 2012 and 2011, certain financial information for the year ended September 30, 2010, and for each of the quarters in the fiscal year ended September 30, 2012. Management identified a material weakness in internal control over financial reporting that existed as of September 30, 2013, related to the accurate and timely accounting for certain principal over-the-counter derivative trading activities. Specifically, controls over the reconciliation between trading system data and the general ledger were not designed and operating effectively to timely detect errors in recording trading gains to the general ledger. As a result of this material weakness, we misstated certain principal over-the-counter derivative trading activities during the reporting periods of October 1, 2010 through September 30, 2013. Our corrections related to these errors in aggregate resulted in a reduction in net income of $5.9 million collectively for the years ended September 30, 2012, 2011, and 2010. The correction of these errors had no impact on the net cash flows related to operating activities, investing activities, or financing activities in our previously reported consolidated statements of cash flows for the fiscal years ended September 30, 2012 and 2011.

See Note 2 of the Notes to Consolidated Financial Statements for further detail. Also, see “Controls and Procedures” included in Part II, Item 9A of this Form 10-K.
Overview
INTL FCStone Inc. and its consolidated subsidiaries form a financial services group employing nearly 1,100 people in offices in eleven countries. Our services include comprehensive risk management advisory services for commercial customers; execution of listed futures and options-on-futures contracts on all major commodity exchanges; the sale of structured over-the-counter (“OTC”) products in a wide range of commodities; physical trading and hedging of precious metals and select other commodities; trading of more than 130 foreign currencies; market-making in international equities; and debt origination and asset management.
We provide these services to a diverse group of more than 20,000 accounts, representing approximately 11,000 consolidated customers located in more than 100 countries, including producers, processors and end-users of nearly all widely-traded physical commodities; commercial counterparties who are end-users of our products and services; governmental and non-governmental organizations; and commercial banks, brokers, institutional investors and major investment banks.
As discussed in Item 6 - Selected Financial Data, U.S. GAAP requires us to carry derivatives at fair value but physical commodities inventory at the lower of cost or fair value. These requirements may have a significant temporary impact on our reported earnings. Under U.S. GAAP, gains and losses on commodities inventory and derivatives which we intend to be offsetting are often recognized in different periods. Additionally, in certain circumstances, U.S. GAAP does not permit us to reflect changes in estimated values of forward commitments to purchase and sell commodities. For these reasons, management primarily assesses our operating results on a marked-to-market basis. Management relies on these adjusted operating results to evaluate the performance of our physical commodities businesses and its personnel, as well as our overall performance. Additionally, we focus on mitigating exposure to market risk, ensuring adequate liquidity to maintain daily operations and making non-interest expenses variable, to the greatest extent possible.
Recent Events Affecting the Financial Services Industry
The Dodd-Frank Act created a comprehensive new regulatory regime governing the OTC and listed derivatives markets and their participants by requiring, among other things: centralized clearing of standardized derivatives (with certain stated exceptions); the trading of clearable derivatives on swap execution facilities or exchanges; and registration and comprehensive regulation of new categories of market participants as “swap dealers” and swap “introducing brokers.” We registered our subsidiary, INTL FCStone Markets, LLC, as a swap dealer on December 31, 2012. Most of the rules affecting this business have now been finalized, and external business conduct rules came into effect on May 1, 2013. Nevertheless, some important rules, such as those setting capital and margin requirements, have not been finalized or fully implemented, and it is too early to predict with any degree of certainty how we will be affected. We will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act. The legislation and implementing regulations affect not only us, but also many of our customers and counterparties.
In addition, in light of the bankruptcy filing of MF Global and actions taken by the CFTC to freeze assets of Peregrine Financial Group, on November 14, 2013, the CFTC finalized new rules known as “Enhancing Customer Protections Rules.” These provisions, among other things, require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures, and auditing and examination programs for FCMs. These rules are effective January 13, 2014, however, certain provisions have alternative compliance dates which extend through December 31, 2018.
Fiscal 2013 Highlights

•	Record operating revenues and adjusted operating revenues of $478.4 million and $467.3 million, respectively.

•	Completed expansion and renewal of a three-year syndicated committed loan facility for $140.0 million.

•	Completed our first debt offering with a $45.5 million offering of Senior Notes due in July 2020.

•	Successfully registered INTL FCStone Markets, LLC as a swap dealer.

•	Increased capacity of global payments business with a successful migration to a new technology platform.

•	Successfully transferred the accounts and integrated the operations of Tradewire Securities, LLC.

•
Reached an agreement to transfer the accounts of First American Capital and Trading Corp. which is expected to close in the first quarter of fiscal 2014, which will add correspondent clearing service capabilities to our Securities segment.

Executive Summary
We experienced growth in both operating revenues and adjusted operating revenues during fiscal 2013 compared to fiscal 2012. Net operating revenues, which represent operating revenues net of transaction-based clearing expenses, introducing broker commissions and interest expense, increased $9.1 million to $315.3 million in fiscal 2013. However, adjusted net operating revenues declined $8.8 million primarily resulting from an increase in transaction-based clearing expenses in the Securities segment as well as an increase in introducing broker commissions in both the Securities and Clearing and Execution Services (“CES”) segments.
All of our segments, with the exception of the Commodity and Risk Management Services (“C&RM”) segment experienced operating revenue growth over both the prior year three-month and year-to-date periods. The C&RM and CES segments continue to be constrained by historically low interest rates. Interest income earned on customer deposits declined 14% to $5.5 million, even though average customer assets on deposit, which generate interest income for us increased $66.7 million over the prior fiscal year to $1.7 billion.
The decrease in our core C&RM operating revenues was primarily a result of declines in both exchange-traded and OTC transactional volumes in our soft commodities product line, which was constrained by the lingering effects of the consecutive droughts in the United States during 2011 and 2012 on the agricultural commodity markets.
During the quarter ended March 31, 2013, as a result of a change in management strategy in our base metals product line, we elected to pursue an exit of our physical base metals business through the sale and/or orderly liquidation of current open positions. During the following six months ended September 30, 2013, we completed a sale of a portion of the physical base metals open contract positions and the liquidation of the majority of the remaining physical base metals inventory, as well as all but two of the remaining open contract positions. The two remaining open contract positions will be fulfilled during January 2014, at which time we will reflect the physical base metals activities in the financial statements as discontinued operations. The liquidation of these outstanding positions in the six months ended September 30, 2013, as well as the performance of the physical base metals for fiscal 2013, contributed to a the decline in C&RM segment adjusted operating revenues. Additionally, on July 31, 2013, we elected to allow the $100.0 million credit facility, which supported this business, to expire without renewal, and the amount outstanding was repaid in full.
The declines in C&RM revenues have been partially offset by the continued growth in operating revenues generated by the LME metals team, acquired during the first quarter of fiscal 2012. We will continue to operate this component of our base metal business, which assists our commercial customers in the execution of hedging strategies in the financial base metals markets.
Operating revenues in our Foreign Exchange segment continued to increase, as the global payments product line added additional commercial banks and multi-national clients and successfully implemented a new technology platform which enables us to process increased volumes automatically, including smaller notional payments, without requiring the hiring of additional support personnel.
The Securities segment continued to show strong growth following the acquisition of the accounts of Tradewire Securities, LLC (“Tradewire Securities”) in the first quarter of fiscal 2013, as well as revenue growth in the Argentina and Latin American debt trading businesses. Operating revenues in our Other segment continued to increase, as revenues in both commodity financing and physical commodity origination business grew compared to fiscal 2012.
Overall, net income in fiscal 2013 increased compared to the prior year, primarily as a result of the effect of realized gains on the sale of precious and base metals inventories which were carried at cost at September 30, 2012, which was below market value. Adjusted net income declined in fiscal 2013 compared to the prior year, primarily as a result of the decline in soft commodity product line revenues, the execution of the exit plan in the physical base metals business, as well as the increase in costs associated with the implementation of the Dodd-Frank Act legislation and other regulatory reform, primarily in the form of increased employee-related costs, which was partially offset by the $9.2 million gain recognized during the first quarter of fiscal 2013 on the sale of our shares in the LME and the Board of Trade of Kansas City, Missouri, Inc. (“KCBT”), following their acquisitions by the Hong Kong Exchanges & Clearing Limited and the Chicago Mercantile Exchange (“CME”), respectively.
The performance of the physical base metals activities resulted in pre-tax income of $1.4 million in fiscal 2013, including $1.9 million in contract termination costs incurred since March 31, 2013. On an adjusted, non-GAAP basis, the performance of the physical base metals activities, including the aforementioned contract termination costs, resulted in an adjusted, non-GAAP pre-tax loss of $10.0 million in fiscal 2013. While two open contract positions remain, which run off through January 2014, the exit of the physical base metals business was substantially completed by the end of fiscal 2013, including the elimination of the physical base metals trading team and certain operational support personnel.
During the fourth quarter of fiscal 2013, we successfully completed an offering of $45.5 million aggregate principal amount of our 8.5% Senior Notes due in July 2020. This note offering, which was the first public debt offering in our history, provided a more diversified capital structure by adding medium term debt instruments to the Company’s publicly traded common shares and committed bank credit facilities.

Results of Operations
Set forth below is our discussion of the results of our operations, as viewed by management, for the fiscal years ended 2013, 2012 and 2011. This discussion refers to both U.S. GAAP results and adjusted non-GAAP marked-to-market information, in accordance with the information presented in Item 6, Selected Financial Data. For the Foreign Exchange, Securities and CES segments, there are no differences between the U.S. GAAP results and the adjusted non-GAAP marked-to-market results. The C&RM and Other segments have differences between the U.S. GAAP results and the adjusted non-GAAP marked-to-market results. This means that there are differences between the U.S. GAAP basis and the non-GAAP marked-to-market basis total operating revenues, total net operating revenues, total contribution and net income. Please note that any term below that contains the word ‘adjusted’ refers to non-GAAP, marked-to-market information.
The discussion below relates only to continuing operations. All revenues and expenses, including income tax expense, relating to discontinued operations have been removed from disclosures of total revenues and expenses in all periods and are reflected net, in income from discontinued operations.
Financial Overview
The following table shows an overview of our financial results:
Financial Overview (Unaudited)

	Year Ended September 30,
(in millions)	2013	% Change	2012	% Change	2011
			(As Restated)		(As Restated)
Operating revenues	$478.4	5%	$454.2	8%	$419.1
Marked-to-market adjustment (non-GAAP)	(11.1)	n/m	6.8	n/m	(8.4)
Adjusted operating revenues (non-GAAP)	467.3	1%	461.0	12%	410.7
Transaction-based clearing expenses	110.1	4%	105.4	39%	75.6
Introducing broker commissions	40.5	31%	31.0	29%	24.0
Interest expense	12.5	8%	11.6	3%	11.3
Adjusted net operating revenues (non-GAAP)	304.2	(3)%	313.0	4%	299.8
Compensation and other expenses	292.7	1%	290.4	15%	252.8
Adjusted income from continuing operations, before tax (non-GAAP)	$11.5	(49)%	$22.6	(52)%	$47.0
Reconciliation of net operating revenues from GAAP to adjusted, non-GAAP numbers:
Net operating revenues	$315.3		$306.2		$308.2
Marked-to-market adjustment (non-GAAP)	(11.1)		6.8		(8.4)
Adjusted net operating revenues (non-GAAP)	$304.2		$313.0		$299.8
Reconciliation of income from continuing operations, before tax from GAAP to adjusted, non-GAAP numbers:
Income from continuing operations before tax	$22.6		$15.8		$55.4
Marked-to-market adjustment (non-GAAP)	(11.1)		6.8		(8.4)
Adjusted income from continuing operations, before tax (non-GAAP)	$11.5		$22.6		$47.0
Operating Revenues
Year Ended September 30, 2013 Compared to Year Ended September 30, 2012
Our operating revenues under U.S. GAAP for fiscal 2013 and fiscal 2012 were $478.4 million and $454.2 million, respectively. This $24.2 million, or 5% increase in operating revenue primarily resulted from the $21.2 million increase in the Securities segment. A $20.8 million decline in C&RM segment operating revenues was nearly offset by a $7.0 million increase in the CES segment, a $5.1 million increase in the Other segment, a $4.3 million increase in the Foreign Exchange segment as well as a $9.2 million realized gain on the sale of shares of the LME and KCBT in the first quarter of fiscal 2013.
Our adjusted operating revenues were $467.3 million in fiscal 2013 compared with $461.0 million in fiscal 2012, an increase of $6.3 million, or 1%. The only difference between operating revenues and adjusted operating revenues, a non-GAAP measure, is the gross marked-to-market adjustment of $(11.1) million and $6.8 million for fiscal 2013 and fiscal 2012, respectively. The gross marked-to-market adjustment only affects the adjusted operating revenues in the C&RM and Other segments. Adjusted operating revenues decreased by $40.2 million in the C&RM segment, while Other segment adjusted operating revenues increased $6.6 million as compared to the prior year. Adjusted operating revenues are identical to operating revenues in all other segments.
Operating revenues declined in the C&RM segment, primarily as a result of a 26% decline in OTC contract volumes in the soft commodities product line, primarily in Brazil, Mexico and Latin America, which contributed to a $35.8 million decrease in OTC revenues, while exchange-traded revenues declined only $0.6 million despite a 9% decrease in exchange-traded volumes, as the prior year was affected by lost revenues from customers introduced to MF Global. This decline in soft commodities operating revenues was partially offset by increases in precious metals and physical base metals of $3.8 million and $4.2 million, respectively, driven by higher metals prices. In addition, operating revenues in the ongoing LME metals team increased $7.7 million compared to the prior year.
While operating revenues in the precious metals and physical base metals businesses increased over the prior year, adjusted operating revenues in those product lines declined $1.3 million and $10.1 million, respectively, compared with the prior year. There is no difference between operating revenues and adjusted operating revenues in the soft commodity and LME metals product lines.
Operating revenues in the Foreign Exchange segment in fiscal 2013 increased primarily as a result of higher volumes in the global payments business which contributed to a $1.9 million increase in operating revenues, while increased activity from Brazilian customers drove a $2.0 million increase in customer hedging foreign exchange revenues. Operating revenues increased $1.5 million from increased trading activity from institutional clients in our foreign exchange prime brokerage business, however this was partially offset by a $1.2 million decline in operating revenues in the foreign exchange arbitrage business.
Operating revenues in the Securities segment increased as a result of a $14.0 million increase in equity market-making operating revenues, driven by $9.0 million in revenue contributed by the transfer of accounts from Tradewire Securities in the first quarter of fiscal 2013. In addition, debt capital markets operating revenues increased $7.2 million as a result of increased business activity with our Latin and South American customers as well as increased investment banking activity.
An increase in the average commission rate per contract in the CES segment drove a $7.0 million increase in operating revenues in the CES segment on relatively flat volumes, however interest income earned on customer margin deposits in this segment continues to be constrained by historically low short-term interest rates.
Operating revenues and adjusted operating revenues in the Other segment increased by $5.1 million and $6.6 million, driven by continued growth in our grain financing and physical commodity origination product lines as well as increased asset management revenues. See Segment Information below for additional information on activity in each of the operating segments.
In fiscal 2013, operating revenues include realized gains of $1.4 million and unrealized losses of $1.3 million on interest rate swap derivative contracts used to manage a portion of our aggregate interest rate position. In fiscal 2012, operating revenues included realized gains of $2.5 million and unrealized losses of $1.1 million on interest rate swap derivative contracts. These interest rate swaps were not designated for hedge accounting treatment, and changes in the fair values of the interest rate swaps, which can be volatile and can fluctuate from period to period, are recorded in earnings on a quarterly basis. The last remaining interest rate swap expired in the fourth quarter of fiscal 2013.
Year Ended September 30, 2012 Compared to Year Ended September 30, 2011
Our operating revenues under U.S. GAAP for fiscal 2012 and fiscal 2011 were $454.2 million and $419.1 million, respectively. This 8% increase in operating revenue was primarily driven by 42% and 31% increases in the CES and Securities segments, respectively. In addition, there were increases in operating revenues of 6% in the Foreign Exchange segment and 9% in the Other segment, which were partially offset by a 2% decrease in the operating revenues in the C&RM segment compared to the prior year.
Our adjusted operating revenues were $461.0 million in fiscal 2012, compared with $410.7 million in fiscal 2011, an increase of $50.3 million, or 12%. The only difference between operating revenues and adjusted operating revenues, a non-GAAP measure, is the gross marked-to-market adjustment of $6.8 million and $(8.4) million for fiscal 2012 and fiscal 2011, respectively. The gross marked-to-market adjustment only affects the adjusted operating revenues in the C&RM and Other segments. Adjusted operating revenues increased 3% and 15% in the C&RM and Other segments, respectively, compared to the prior year. Adjusted operating revenues are identical to operating revenues in all other segments.

Operating revenues decreased slightly in the C&RM segment in fiscal 2012, primarily due to $14.4 million decrease in operating revenues in the precious metals product line due to a tightening of spreads and a decrease in the number of ounces traded caused by low market volatility. Adjusted operating revenues in the precious metals product line decreased $7.3 million in fiscal 2012 compared to the prior year. Operating revenues and adjusted operating revenues in our base metals product line increased $7.6 million and $14.8 million, respectively, primarily as a result of the addition of the LME metals team in the first quarter of fiscal 2012. The LME metals team added $21.8 million in both operating and adjusted operating revenues in fiscal 2012.
In the C&RM segment, operating revenues in the soft commodity product line were relatively unchanged in fiscal 2012 compared to the prior year at $203.4 million, as a $1.8 million decline in exchange-traded commission and clearing fee revenue and a $2.8 million decline in interest income were nearly offset by increases in both OTC and consulting fee revenues. The decline in exchange-traded commission and clearing fee revenues was primarily related to lost revenues from clients introduced to MF Global during the first quarter of 2012, while interest income continued to be constrained by slightly lower customer deposits and lower short-term interest rates. OTC volumes increased 38% over the prior year, resulting from drought-related agricultural commodity volatility as well as strong volume growth in Mexico, Latin America and Europe.
Operating revenues in the Foreign Exchange segment in fiscal 2012 increased primarily as a result of higher volumes in the global payments business and higher commercial hedging activity, most notably in Brazil, as well as increased trading activity in our customer prime brokerage business. These increases were partially offset by a 30% decrease in operating revenues in the foreign exchange arbitrage business.
Operating revenues in the Securities segment in fiscal 2012 benefited from an increase in demand from customers of our equities market-making product line, as the overall industry volumes recovered, as well as a $4.5 million increase in operating revenues in the debt capital markets product line driven by increased activity in our Argentina operations.
Operating revenues in the CES segment increased 42%, driven by a 67% increase in exchange-traded volumes primarily attributable to accounts transferred from MF Global. However, operating revenues in this segment were constrained by low short-term interest rates.
Operating revenues and adjusted operating revenues in the Other segment increased by 9% and 15%, respectively. These increases were primarily caused by the expansion of our grain financing and physical commodity origination product lines, which were partially offset by lower asset management revenues. See Segment Information below for additional information on activity in each of the operating segments.
In 2012, operating revenues include realized gains of $2.5 million and unrealized losses of $1.1 million on interest rate swap derivative contracts used to manage a portion of our aggregate interest rate position. In 2011, operating revenues included realized gains of $4.2 million and unrealized losses of $0.2 million on interest rate swap derivative contracts. These interest rate swaps were not designated for hedge accounting treatment, and changes in the fair values of these interest rate swaps, which can be volatile and can fluctuate from period to period, were recorded in earnings on a quarterly basis. As of September 30, 2012, $765 million in notional principal of interest rate swaps were outstanding with a weighted-average remaining life of 6 months.
Interest and Transactional Expenses
Year Ended September 30, 2013 Compared to Year Ended September 30, 2012
Transaction-based clearing expenses: Transaction-based clearing expenses increased 4% from $105.4 million in fiscal 2012 to $110.1 million in fiscal 2013, and were 24% of adjusted operating revenues in fiscal 2013 compared to 23% in fiscal 2012. This increase in expense is primarily related to higher ADR conversion and exchange fees in the Securities segment activities, resulting from internal revenue growth as well as the acquisition of the accounts of Tradewire Securities in the Securities segment.
Introducing broker commissions: Introducing broker commissions increased 31% from $31.0 million in fiscal 2012 to $40.5 million in fiscal 2013. This increase is primarily due to the addition of several new introducing broker relationships, particularly in our CES segment, that followed the bankruptcy filing of MF Global in October 2011. Additionally, expanded activities through our acquisitions of the LME metals team and the accounts of Tradewire Securities have resulted in an increase in introducing broker commission expenses.
Interest expense: Interest expense increased from $11.6 million during fiscal 2012 to $12.5 million during fiscal 2013. This increase is primarily due to higher average outstanding borrowings during fiscal 2013 compared to fiscal 2012, on our loan facilities used for working capital needs and commodity financing and facilitation. On July 22, 2013, we completed the offering of $45.5 million aggregate principal amount of our 8.5% Senior Notes due July 2020, which added $0.8 million of interest expense in fiscal 2013, partially offset by the expiration of a credit facility used for physical base metals activities.

Year Ended September 30, 2012 Compared to Year Ended September 30, 2011
Transaction-based clearing expenses: Transaction-based clearing expenses increased 39% from $75.6 million in fiscal 2011 to $105.4 million in fiscal 2012, and were 23% of adjusted operating revenues in fiscal 2012 compared to 18% in fiscal 2011. This increase in expense was primarily due to a 59% increase in exchange-traded customer volume, a 38% increase in OTC trading volumes in the C&RM segment in the Hanley Companies, as well as an increase in trading volume in our equities market-making business and activity from the acquisitions of Ambrian Commodities Limited and TRX Futures Limited.
Introducing broker commissions: Introducing broker commissions increased by 29% from $24.0 million in fiscal 2011 to $31.0 million in fiscal 2012. This increase was primarily due to an increase in exchange-traded volumes from our introducing brokers, particularly in our CES segment as several new introducing broker relationships were opened following the bankruptcy filing of MF Global in October 2011.
Interest expense: Interest expense increased from $11.3 million in fiscal 2011 to $11.6 million in fiscal 2012. This increase was due to increases in the average borrowings on our credit facilities, primarily related to base metals activities, during fiscal 2012. The increase was partially offset by a decrease in interest paid to customers, impact from the interest rate swaps discussed below and the result of the conversion of the remaining balance of our convertible subordinated debt in September 2011.
In fiscal 2008, we entered into two three-year interest rate swaps for a total notional value of $100 million, which were originally designated as cash flow hedges. We previously discontinued hedge accounting for one of the swaps. We discontinued hedge accounting for the remaining swap during fiscal 2011, which resulted in reclassifying a portion of the deferred loss to earnings during the year. The effective portion of the change in cash flows from the interest rate swaps had the effect of increasing our reported interest expense by $1.0 million during fiscal 2011. During fiscal 2011, both interest rate swap contracts, each with a notional value of $50 million, matured.
Net Operating Revenues
Net operating revenues is one of the key measures used by management to assess the performance of our operating segments. Net operating revenue is calculated as operating revenue less transaction-based clearing expenses, introducing broker commissions and interest expense. Transaction-based clearing expenses represent variable expenses paid to executing brokers, exchanges, clearing organizations and banks in relation to our transactional volumes. Introducing broker commissions include commission paid to non-employee third parties that have introduced customers to us. Net operating revenues represent revenues available to pay variable compensation to risk management consultants, traders and administrative employees as well as non-variable expenses.
Year Ended September 30, 2013 Compared to Year Ended September 30, 2012
Net operating revenues increased $9.1 million, or 3%, to $315.3 million in fiscal 2013 compared to the prior year. Adjusted net operating revenues declined $8.8 million, or 3%, to $304.2 million in fiscal 2013 compared to the prior year.
Year Ended September 30, 2012 Compared to Year Ended September 30, 2011
Net operating revenues declined $2.0 million, or 1%, to $306.2 million in fiscal 2012 compared to the prior year. Adjusted net operating revenues increased $13.2 million, or 4%, to $313.0 million in fiscal 2012 compared to the prior year.

Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Year Ended September 30,
(in millions)	2013	% Change	2012	% Change	2011
Compensation and benefits:
Fixed compensation and benefits	$113.4	9%	$104.5	38%	$75.8
Variable compensation and benefits	88.2	(9)%	97.9	(3)%	100.8
	201.6	—%	202.4	15%	176.6
Other non-compensation expenses:
Communication and data services	23.3	3%	22.6	46%	15.5
Occupancy and equipment rental	12.0	9%	11.0	24%	8.9
Professional fees	13.1	2%	12.9	22%	10.6
Travel and business development	10.7	(4)%	11.2	26%	8.9
Depreciation and amortization	8.0	11%	7.2	53%	4.7
Bad debts and impairments	0.8	(47)%	1.5	(76)%	6.2
Other expense	23.2	7%	21.6	1%	21.4
	91.1	4%	88.0	15%	76.2
Total compensation and other expenses	$292.7	1%	$290.4	15%	$252.8
Year Ended September 30, 2013 Compared to Year Ended September 30, 2012
Compensation and Other Expenses: Compensation and other expenses increased by 1% from $290.4 million in fiscal 2012 to $292.7 million in fiscal 2013.
Compensation and Benefits: Total compensation and benefits expenses decreased modestly from $202.4 million to $201.6 million in fiscal 2013 compared to fiscal 2012. Total compensation and benefits were 64% of net operating revenues and 66% of adjusted net operating revenues in fiscal 2013 compared to 66% of net operating revenues and 65% of adjusted net operating revenues in fiscal 2012. The variable portion of compensation and benefits decreased 9% from $97.9 million in fiscal 2012 to $88.2 million in fiscal 2013, primarily related to a 3% decrease in adjusted net operating revenues. Administrative and executive incentive compensation was $11.5 million in fiscal 2013 compared to $14.1 million in fiscal 2012.
The fixed portion of compensation and benefits increased 9% from $104.5 million in fiscal 2012 to $113.4 million in fiscal 2013, related to increases in non-variable salaries, share-based compensation and other employee benefits. Non-variable salaries increased $2.9 million, or 4%, primarily related to the acquisition of the LME metals team, TRX Futures Limited and the accounts of Tradewire Securities, as well as staffing additions across administrative departments, primarily in compliance, information technology development and credit and risk departments. Share-based compensation includes stock option and restricted stock expense. Stock option expense was $1.9 million in fiscal 2013 compared to $1.4 million in fiscal 2012. Restricted stock expense includes a proportion of the current year’s, as well as the previous years’, bonuses allocated to restricted stock awards, as the awards are deferred and expensed ratably over their three year vesting period. Restricted stock expense was $7.4 million in fiscal 2013 compared to $4.5 million in fiscal 2012. The increase in restricted stock expense is primarily related to the acceleration of expense in the fourth quarter, resulting from the retirement of an executive of one of our wholly owned subsidiaries. The number of employees increased 2%, from 1,074 at the end of fiscal 2012 to 1,094 at the end of fiscal 2013.
Other Non-Compensation Expenses: Other non-compensation expenses increased by 4% from $88.0 million in fiscal 2012 to $91.1 million in fiscal 2013. Communication and data services expenses increased $0.7 million, primarily due to increases in market information expenses and trading software costs following the acquisitions of the LME metals team, TRX Futures Limited and the accounts of Tradewire Securities, as well as higher costs related to trade system conversions. Occupancy and equipment rental increased $1.0 million, primarily related to international office space rental and related costs. Depreciation and amortization increased $0.8 million, primarily due to the increase in depreciation of additional information technology infrastructure and software placed into service during fiscal 2013 and fiscal 2012.
Bad debts and impairments decreased $0.7 million year-over-year. During fiscal 2013, bad debts and impairments were $0.8 million and included $0.1 million of impairment charges on intangible assets and $0.7 million of bad debt expense, net of recoveries of $0.1 million. During fiscal 2012, bad debts and impairments were $1.5 million and included $0.8 million of impairment charges on intangible assets, previously determined to have indefinite lives, and $0.7 million of bad debt expense, net of recoveries of $0.1 million.

Other expense increased $1.6 million, primarily related to an increase in non-trading technology costs and a regulatory settlement of $1.5 million incurred during fiscal 2013 - See Note 12 to the Consolidated Financial Statements.
Provision for Taxes: The effective income tax rate on a U.S. GAAP basis was 15%, in fiscal 2013, compared to 18% in fiscal 2012. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. In fiscal 2013, we released a portion of the valuation allowance for state net operating loss carryforwards and changed our state tax rate, resulting in a decrease in the effective tax rate. Generally, when the percentage of pretax earnings generated from the U.S. decreases, our effective income tax rate decreases.
Year Ended September 30, 2012 Compared to Year Ended September 30, 2011
Compensation and Other Expenses: Compensation and other expenses increased by 15% from $252.8 million in fiscal 2011 to $290.4 million in fiscal 2012.
Compensation and Benefits: Total compensation and benefits expense increased 15% from $176.6 million to $202.4 million in fiscal 2012 compared to fiscal 2011. Total compensation and benefits were 66% of net operating revenues and 65% of adjusted net operating revenues in fiscal 2012 compared to 57% of net operating revenues and 59% of adjusted net operating revenues in fiscal 2011. The variable portion of compensation and benefits decreased 3% from $100.8 million in fiscal 2011 to $97.9 million in fiscal 2012, as an 8% increase in operating revenues compared to the prior year, was more than offset by a decrease in administrative and executive variable incentive compensation. Administrative and executive bonuses were $14.1 million, compared with $15.7 million in fiscal 2011.
The fixed portion of compensation and benefits increased 38% from $75.8 million in fiscal 2011 to $104.5 million in fiscal 2012, primarily as a result of the acquisition of Ambrian Commodities Limited, the LME metals team and TRX Futures Limited, as well as an expansion of investment banking and administrative departments, including information technology development, credit and risk, compliance and accounting departments. Share-based compensation includes stock option and restricted stock expense. Stock option expense was $1.4 million in fiscal 2012, compared with $0.6 million in fiscal 2011. Restricted stock expense includes a proportion of the current year’s, as well as the previous years’, bonuses allocated to restricted stock awards, as the awards are deferred and expensed ratably over their three year vesting period. Restricted stock expense was $4.5 million in fiscal 2012, compared with $1.7 million in fiscal 2011. The number of employees increased 19%, from 904 at the end of fiscal 2011 to 1,074 at the end of fiscal 2012, primarily as a result of acquisitions of the LME metals team and TRX Futures Limited.
Other Non-Compensation Expenses: Other non-compensation expenses increased by 15% from $76.2 million in fiscal 2011 to $88.0 million in fiscal 2012. Communication and data services expenses increased $7.1 million, primarily due to increases in market information expenses and trading software costs following the acquisitions of Hudson Capital Energy, Ambrian Commodities Limited, the LME metals team and TRX Futures Limited, as well as expansion of our soft commodities and foreign exchange activities. Occupancy and equipment rental increased $2.1 million, primarily as a result of the relocation of our London offices, in conjunction with the acquisitions of Ambrian Commodities Limited, the LME metals team and TRX Futures Limited. Depreciation and amortization increased $2.5 million, primarily due to the increase in depreciation of additional information technology software and infrastructure and leasehold improvements placed into service during fiscal 2012 and 2011.
Bad debts and impairments decreased $4.7 million year over year. During 2012, bad debts and impairments were $1.5 million and included $0.8 million of impairment charges on intangible assets previously determined to have indefinite lives and $0.7 million of bad debt expense, net of recoveries of $0.1 million. During 2011, bad debts and impairments were $6.2 million and included an impairment loss of $1.7 million related to the fair value adjustment of its investment in debentures for the single asset owning company of Suriwongse Hotel located in Chiang Mai, Thailand, originally issued in August 2008, in the Securities segment. Additionally, during fiscal 2011, the Company recorded bad debt expense, net of recoveries, of $4.5 million.
Other expense increased $0.2 million year-over-year, and included $2.0 million in expense during fiscal 2012 related to the revaluation of contingent liabilities related to potential additional consideration to be paid for the acquisitions of the RMI Companies, the Hanley Companies and Hencorp Futures, compared to $3.2 million during fiscal 2011. We also accrued additional contingent consideration during fiscal 2012 and 2011 of $0.4 million and $1.6 million, respectively, related to FCStone, LLC’s pre-merger acquisitions of Downes & O’Neill, LLC and Globecot, Inc. Also, as a result of previous acquisitions and expansion of our offices, primarily in London, Singapore and South America, business development and employee travel expenses increased $2.3 million in fiscal 2012 compared to the prior year.
Provision for Taxes: The effective income tax rate on a U.S. GAAP basis was 18%, in fiscal 2012, compared to 38% in fiscal 2011. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. In fiscal 2012, we had a loss from continuing operations, before tax attributable from U.S. jurisdictions, compared to 2011, where 42% of the income from continuing operations, before tax was attributable from U.S.

jurisdictions. Generally, when the percentage of pretax earnings generated from the U.S. decreases, our effective income tax rate decreases.
Variable vs. Fixed Expenses

	Year Ended September 30,
(in millions)	2013	% of Total	2012	% of Total	2011	% of Total
Variable compensation and benefits	$88.2	20%	$97.9	23%	$100.8	29%
Transaction-based clearing expenses	110.1	25%	105.4	25%	75.6	21%
Introducing broker commissions	40.5	9%	31.0	7%	24.0	7%
Total variable expenses	238.8	54%	234.3	55%	200.4	57%
Fixed compensation and benefits	113.4	26%	104.5	25%	75.8	22%
Other fixed expenses	90.3	20%	86.5	20%	70.0	20%
Bad debts and impairments	0.8	—%	1.5	—%	6.2	1%
Total non-variable expenses	204.5	46%	192.5	45%	152.0	43%
Total non-interest expenses	$443.3	100%	$426.8	100%	$352.4	100%
We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible. The table above shows an analysis of our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the years ended September 30, 2013, 2012 and 2011.
Our variable expenses consist of variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative and executive employees, transaction-based clearing expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 54% in fiscal 2013, 55% in fiscal 2012 and 57% in fiscal 2011.
Segment Information
We report our operating segments based on services provided to customers. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of our resources. Net contribution is calculated as revenue less direct cost of sales, interest expense, transaction-based clearing expenses, introducing broker commissions and variable compensation. Variable compensation paid to risk management consultants and traders generally represents a fixed percentage of an amount equal to revenues generated, and in some cases, revenues produced less transaction-based clearing expense and related charges, base salaries and an overhead allocation.
Segment income is calculated as net contribution less non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational employee compensation and benefits, communication and data services, business development, professional fees, bad debt expense, trade errors and direct marketing expenses.

Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Year Ended September 30,
(in millions)	2013	% of Operating Revenues	2012	% of Operating Revenues	2011	% of Operating Revenues
			(As Restated)		(As Restated)
Operating revenues	$471.2	100%	$454.4	100%	$418.7	100%
Gross marked-to-market adjustment (non-GAAP)	(11.1)		6.8		(8.4)
Adjusted operating revenues (non-GAAP)	460.1		461.2		410.3
Transaction-based clearing expenses	109.7	23%	104.4	23%	74.3	18%
Introducing-broker commissions	40.5	9%	31.0	7%	23.9	6%
Interest expense	10.2	2%	10.0	2%	12.0	3%
Adjusted net operating revenues (non-GAAP)	299.7		315.8		300.1
Variable direct compensation and benefits	76.7	16%	83.8	18%	83.1	20%
Adjusted net contribution (non-GAAP)	223.0		232.0		217.0
Non-variable direct expenses	119.8	25%	118.6	26%	95.6	23%
Adjusted segment income (non-GAAP)	$103.2		$113.4		$121.4
Reconciliation of operating revenues from GAAP to adjusted, non-GAAP numbers:
Operating revenues	$478.4		$454.2		$419.1
Gross marked-to-market adjustment (non-GAAP)	(11.1)		6.8		(8.4)
Operating revenue not assigned to a segment	(7.2)		0.2		(0.4)
Adjusted segment operating revenues (non-GAAP)	$460.1		$461.2		$410.3
Reconciliation of net operating revenues from GAAP to adjusted, non-GAAP numbers:
Net operating revenues	$315.3		$306.2		$308.2
Gross marked-to-market adjustment (non-GAAP)	(11.1)		6.8		(8.4)
Net operating revenue not assigned to a segment	(4.9)		1.8		(1.1)
Adjusted segment net operating revenues (non-GAAP)	$299.3		$314.8		$298.7
Reconciliation of net contribution from GAAP to adjusted, non-GAAP numbers:
Net contribution	$234.1		$225.2		$225.4
Gross marked-to-market adjustment (non-GAAP)	(11.1)		6.8		(8.4)
Adjusted net contribution (non-GAAP)	$223.0		$232.0		$217.0
Reconciliation of segment income from GAAP to adjusted, non-GAAP numbers:
Segment income	$114.3		$106.6		$129.8
Gross marked-to-market adjustment (non-GAAP)	(11.1)		6.8		(8.4)
Adjusted segment income (non-GAAP)	$103.2		$113.4		$121.4
Year Ended September 30, 2013 Compared to Year Ended September 30, 2012
The net contribution of all our business segments increased 4% to $234.1 million in fiscal 2013 compared to $225.2 million in fiscal 2012. The adjusted net contribution of all our business segments decreased to $223.0 million in fiscal 2013 compared to $232.0 million in fiscal 2012.
Total segment income increased 7% to $114.3 million in fiscal 2013 compared to $106.6 million in fiscal 2012. Total adjusted segment income was $103.2 million in fiscal 2013 compared to $113.4 million in fiscal 2012.

Year Ended September 30, 2012 Compared to Year Ended September 30, 2011
The net contribution of all our business segments decreased slightly to $225.2 million in fiscal 2012 compared to $225.4 million in fiscal 2011. The adjusted net contribution of all our business segments was $232.0 million in fiscal 2012 compared to $217.0 million in fiscal 2011.
Total segment income decreased 18% to $106.6 million in fiscal 2012 compared to $129.8 million in fiscal 2011. Total adjusted segment income was $113.4 million in fiscal 2012 compared to $121.4 million in fiscal 2011.
Commodity and Risk Management Services
We serve our commercial customers through our force of risk management consultants with a high value-added service that differentiates us from other competitors and maximizes the opportunity to retain customers. Customers are assisted in the execution of their hedging strategies through a wide range of products from listed exchange-traded futures and options to vanilla look-alike OTC instruments that offer greater flexibility to structured OTC products designed for customized solutions. We also offer risk management consulting services to commercial entities designed to quantify and monitor their exposure to commodity and financial risk and develop a plan to control and hedge these risks with post trade reporting against specific objectives. While our services span virtually all traded commodity markets, the largest concentrations are in agricultural (grains, coffee, sugar, cotton) and energy commodities. Generally, customers direct their own trading activity and risk management consultants do not have discretionary authority to transact trades on behalf of customers.
In addition, we provide a full range of trading and hedging capabilities to select producers, consumers, recyclers and investors in both precious metals and base metals, as well as certain other related commodities. For base metals, following the exit of the physical trading business, our business will involve acting as a Category One ring dealing member of the LME, providing execution, clearing and advisory services in exchange-traded futures and OTC products. In precious metals, in addition to offering OTC products, we act as a principal, committing our own capital to buy and sell precious metals on a spot and forward basis.
We record our physical commodities revenues on a gross basis. Operating revenues and losses from our commodities derivatives activities are included in ‘trading gains, net’ in the consolidated income statements. Inventory for the commodities business is valued at the lower of cost or fair value under the provisions of the Inventory Topic of the ASC. We generally mitigate the price risk associated with commodities held in inventory through the use of derivatives. We do not elect hedge accounting under U.S. GAAP in accounting for this price risk mitigation. In such situations, unrealized gains in inventory are not recognized under U.S. GAAP, but unrealized gains and losses in related derivative positions are recognized under U.S. GAAP. As a result, our reported earnings from physical commodities trading may be subject to significant volatility when calculated under U.S. GAAP.

The following table provides the financial performance for this segment.

	Year Ended September 30,
(in millions)	2013	% Change	2012	% Change	2011
			(As Restated)		(As Restated)
Operating revenues	$221.7	(9)%	$242.5	(2)%	$248.5
Gross marked-to-market adjustment (non-GAAP)	(13.5)	n/m	5.9	n/m	(8.4)
Adjusted operating revenues (non-GAAP)	208.2	(16)%	248.4	3%	240.1
Transaction-based clearing expenses	23.9	1%	23.6	17%	20.2
Introducing broker commissions	15.2	22%	12.5	10%	11.4
Interest expense	5.3	(23)%	6.9	(18)%	8.4
Adjusted net operating revenues (non-GAAP)	163.8	(20)%	205.4	3%	200.1
Variable direct compensation and benefits	46.2	(23)%	60.0	(2)%	61.0
Adjusted net contribution (non-GAAP)	117.6	(19)%	145.4	5%	139.1
Non-variable direct expenses	71.5	(2)%	73.3	26%	58.1
Adjusted segment income (non-GAAP)	$46.1	(36)%	$72.1	(11)%	$81.0
Reconciliation of C&RM net operating revenues from GAAP to adjusted, non-GAAP numbers:
C&RM net operating revenues	$177.3		$199.5		$208.5
Gross marked-to-market adjustment (non-GAAP)	(13.5)		5.9		(8.4)
C&RM adjusted net operating revenues (non-GAAP)	$163.8		$205.4		$200.1
Reconciliation of C&RM net contribution from GAAP to adjusted, non-GAAP numbers:
C&RM net contribution	$131.1		$139.5		$147.5
Gross marked-to-market adjustment (non-GAAP)	(13.5)		5.9		(8.4)
C&RM adjusted net contribution (non-GAAP)	$117.6		$145.4		$139.1
Reconciliation of C&RM segment income from GAAP to adjusted, non-GAAP numbers:
C&RM segment income	$59.6		$66.2		$89.4
Gross marked-to-market adjustment (non-GAAP)	(13.5)		5.9		(8.4)
C&RM adjusted segment income (non-GAAP)	$46.1		$72.1		$81.0
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2013 Compared to Year Ended September 30, 2012
Operating revenues under U.S. GAAP decreased from $242.5 million in fiscal 2012 to $221.7 million in fiscal 2013. Adjusted operating revenues decreased 16% from $248.4 million in fiscal 2012 to $208.2 million in fiscal 2013. Operating revenues in this segment are primarily driven by our soft commodities, precious metals, physical base metals and LME metal product lines.
In the soft commodities product line, operating revenues decreased 20% from $203.5 million in fiscal 2012 to $167.0 million in fiscal 2013. There is no difference between operating and adjusted operating revenues in the soft commodities product line. In fiscal 2013, exchange-traded contract volumes decreased 9% and OTC contract volumes decreased 26% compared to the prior fiscal year, consisting primarily of agricultural and energy commodities. Commission and clearing fee revenues decreased $0.6 million, or 1%, compared to the prior year period, however commercial grain commission and clearing fee revenues declined $3.3 million, primarily driven by significantly lower customer stocks following the consecutive droughts of 2011 and 2012 as well as the effect of inverted prices on customer trading activity. This decline in commercial grain commission and clearing fee revenue was partially offset by revenue increases in the coffee and cocoa markets, as well as the fact that exchange-traded commission and clearing fee revenues in fiscal 2012 were affected by lost revenues from clients previously introduced by RMI and Hencorp Futures to MF Global. The majority of the clients previously introduced to MF Global have subsequently opened accounts directly with FCStone, LLC.
Overall OTC revenues, primarily reflected in ‘trading gains, net’ in our consolidated income statements, decreased $35.8 million to $83.8 million in fiscal 2013, compared to the prior year. This decline in OTC revenues is a result of lower volumes in agricultural commodities, primarily in Brazil and Latin America as a result of lower volatility and inverted prices as noted above, as well as in the domestic energy markets. Interest income decreased 7% to $4.2 million, resulting from a 2% decrease in the average level of exchange-traded customer deposits to $908.1 million, lower OTC customer deposits and lower short-term interest rates.
Precious metals operating revenues increased from $11.1 million in fiscal 2012 to $15.0 million in fiscal 2013, primarily as a result of the effect of realized gains on the sale of precious metals inventories which were carried at cost at September 30, 2012, which was below market value. Precious metals adjusted operating revenues decreased from $14.1 million in fiscal 2012 to $12.8 million in fiscal 2013. These decreases were primarily a result of a 28% decrease in the number of ounces traded in fiscal 2013 compared to the prior year, particularly in the Far East markets.
Operating revenues in our physical base metals business increased from $6.1 million in fiscal 2012 to $10.3 million in fiscal 2013, primarily as a result of the effect of realized gains on the sale of base metals inventories which were carried at cost at September 30, 2012, which was below market value. Physical base metals adjusted operating revenues declined from $9.0 million in fiscal 2012 to ($1.1) million in fiscal 2013. This decline was primarily a result of the decision made in the second quarter of fiscal 2013 to exit the physical base metals business. In conjunction with the exit of the physical base metals, during the following six months ended September 30, 2013, we paid premiums to counterparties to exit forward contracts which contributed to the decline in adjusted operating revenues. Operating revenues in our continuing LME metals business, which operates in the financial exchange-traded markets increased 35% from $21.8 million in fiscal 2012 to $29.6 million in fiscal 2013. There is no difference between operating and adjusted operating revenues in our LME metals business.
Segment income decreased from $66.2 million in fiscal 2012 to $59.6 million in fiscal 2013. Adjusted segment income decreased from $72.1 million to $46.1 million. Variable expenses expressed as a percentage of operating revenues decreased from 40% to 39%. Variable expenses expressed as a percentage of adjusted operating revenues increased from 39% to 41%. The decrease in segment income primarily resulted from the $21.1 million decline in soft commodities segment income as a result of the operating revenue decrease discussed above, which was partially offset by the effect of realized gains on the sale of precious and physical base metals inventories which were carried at cost at September 30, 2012, which was below market value. Adjusted segment income decreased as a result of the declines in soft commodities product line income as well as a $6.1 million increase in the physical base metals segment loss to $10.0 million.
Year Ended September 30, 2012 Compared to Year Ended September 30, 2011
Operating revenues under U.S. GAAP decreased from $248.5 million in fiscal 2011 to $242.5 million in fiscal 2012. Adjusted operating revenues increased 3% from $240.1 million in fiscal 2011 to $248.4 million in fiscal 2012. Operating revenues in this segment are primarily driven by our soft commodities, precious metals, physical base metals and LME metals product lines.
In the soft commodities product line, operating revenues increased from $202.8 million in fiscal 2011 to $203.5 million in fiscal 2012. Exchange-traded contract volumes decreased 1% and OTC contract volumes increased 38%, respectively in fiscal 2012, over the prior year, which included primarily agricultural and energy commodities. While drought-related volatility in agricultural commodities drove an increase in exchange-traded contract volumes in the last six months of fiscal 2012, adverse economic and industry conditions in the first quarter of fiscal 2012 more than offset those increases, resulting in the slight volume decline in fiscal 2012. Despite relatively flat volumes, exchange-traded commission and clearing fee revenues declined $1.8 million to $64.5 million in fiscal 2012, primarily as a result of the effect of lost revenues from clients introduced by RMI and Hencorp Futures to MF Global. The majority of these clients previously introduced to MF Global have subsequently opened accounts directly with FCStone LLC. Overall OTC revenues, primarily reflected in ‘trading gains, net’ in our consolidated income statements, increased $3.5 million to $119.6 million in fiscal 2012, compared to the prior year. This increase was a result of the agricultural commodity volatility noted above as well as strong growth in overall OTC contract volumes, particularly in Mexico, Latin America and Europe, which was partially offset by lower structured OTC product volumes, particularly in the Brazil markets during fiscal 2012. Interest income decreased 39% to $4.5 million, driven by a 8% decrease in the average level of exchange-traded customer deposits to $923.2 million, lower OTC customer deposits and lower short-term interest rates.
Precious metals operating revenues decreased from $25.5 million in fiscal 2011 to $11.1 million in fiscal 2012. Precious metals adjusted operating revenues decreased from $21.4 million in fiscal 2011 to $14.1 million in fiscal 2012. These decreases were primarily a result of a tightening of spreads due to a lack of market volatility and a 14% decrease in the number of ounces traded in fiscal 2012 compared to the prior year period, particularly in the Far East markets.
Base metals operating revenues, including physical and financial activity, increased from $20.3 million in fiscal 2011 to $27.9 million in fiscal 2012. Base metals adjusted operating revenues, including physical and financial activity, increased from $16.0 million in fiscal 2011 to $30.8 million in fiscal 2012. These increases primarily resulted from the addition of the LME metals team acquired in the first quarter of fiscal 2012, which added $21.8 million in operating revenues in fiscal 2012, partially offset by a tightening of spreads in the physical base metals business. There is no difference between operating and adjusted operating revenues in our LME metals business.

Segment income decreased from $89.4 million in fiscal 2011 to $66.2 million in fiscal 2012. Adjusted segment income decreased from $81.0 million to $72.1 million. Variable expenses expressed as a percentage of operating revenues increased from 37% to 40%. Variable expenses expressed as a percentage of adjusted operating revenues remained consistent at 39% in each year. Segment income in fiscal 2012 was primarily affected by the decrease in revenues, as discussed above, along with increases in non-variable compensation and benefits and communications and data services primarily resulting from the acquisition of the LME metals team. Segment income in fiscal 2011 was affected by bad debt expense of $6.0 million, primarily related to two precious metals customers to whom we had consigned gold, which was partially offset by $1.7 million in recoveries of bad debt expense, primarily related to a bad debt provision decrease on a previous customer account deficit based on collection of an amount in excess of the amount expected to be collected against a promissory note.
Foreign Exchange
We provide global payment solutions to banks and commercial businesses as well as charities and non-governmental organizations (“NGOs”) and government organizations. We offer payments services in over 130 counties at competitive and transparent pricing. Through our technology platform and commitment to customer service, we are able to provide simple and fast execution, ensuring delivery of funds in any of these countries quickly through the banking system. In this business, we primarily act as a principal in buying and selling foreign currencies on a spot basis. We derive revenue from the difference between the purchase and sale prices.
In addition, we provide prime brokerage foreign exchange services to financial institutions and professional traders. We provide our customers with the full range of OTC products including 24 hour execution of spot, forwards and options as well as non-deliverable forwards in both liquid and exotic currencies. We also provide execution of forwards and options as well as a wide range of structured product solutions to our commercial customers looking to find cost-effective hedging strategies. We also operate a proprietary foreign exchange desk which arbitrages the exchange-traded foreign exchange markets with the cash markets.
The following table provides the financial performance for this segment.

	Year Ended September 30,
(in millions)	2013	% Change	2012	% Change	2011
Operating revenues	$66.9	7%	$62.6	6%	$59.3
Transaction-based clearing expenses	8.2	5%	7.8	18%	6.6
Introducing broker commissions	1.2	(14)%	1.4	(55)%	3.1
Interest expense	0.5	(44)%	0.9	(10)%	1.0
Net operating revenues	57.0	9%	52.5	8%	48.6
Variable direct compensation and benefits	13.0	16%	11.2	(3)%	11.5
Net contribution	44.0	7%	41.3	11%	37.1
Non-variable direct expenses	14.2	9%	13.0	43%	9.1
Segment income	$29.8	5%	$28.3	1%	$28.0
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2013 Compared to Year Ended September 30, 2012
Operating revenues increased 7% from $62.6 million in fiscal 2012 to $66.9 million in fiscal 2013. The operating revenues in our global payments product line increased from $39.0 million in fiscal 2012 to $40.9 million in fiscal 2013. This increase was driven by a 16% increase in the volume of trades in our global payments product line as we continued to benefit from an increase in financial institutions and other customers, as well as our ability to offer an electronic transaction order system to our customers.
In fiscal 2013, our customer prime brokerage product line operating revenues increased 19% to $9.7 million compared to the prior year. Operating revenues from customer hedging activity increased 38% to $7.4 million, primarily related to an increase of hedging by customers of our Brazilian operations. The proprietary foreign exchange arbitrage desk, which arbitrages the cash versus the exchange-traded markets, experienced a 12% decrease in operating revenues to $8.8 million due to fewer favorable arbitrage opportunities.
Segment income increased 5% from $28.3 million in fiscal 2012 to $29.8 million in fiscal 2013. Variable expenses expressed as a percentage of operating revenues were flat at 33% for both periods.

Year Ended September 30, 2012 Compared to Year Ended September 30, 2011
Operating revenues increased 6% from $59.3 million in fiscal 2011 to $62.6 million in fiscal 2012. The operating revenues in our global payments product line increased from $32.4 million in fiscal 2011 to $39.0 million in fiscal 2012. This increase was driven by a 17% increase in the volume of trades in our global payments product line as we continued to benefit from an increase in financial institutions and other customers, as well as our ability to offer an electronic transaction order system to our customers.
In fiscal 2012, the customer prime brokerage product line operating revenues increased 3% to $8.2 million compared to the prior fiscal year. Operating revenues from customer hedging activity increased 20% to $5.4 million, primarily driven by an increase of hedging by customers of our Brazilian operations. The proprietary foreign exchange arbitrage desk, which arbitrages the cash versus the exchange-traded markets, experienced a 30% decrease in operating revenues to $10.0 million due to fewer favorable arbitrage opportunities.
Segment income increased 1% from $28.0 million in fiscal 2011 to $28.3 million in fiscal 2012. Variable expenses expressed as a percentage of operating revenues decreased from 36% to 33%, primarily as a result of the change in mix of revenues in the current period.
Securities
Through INTL FCStone Securities Inc., we provide value-added solutions that facilitate cross border trading which is complex and involves foreign exchange as well as a local understanding of market convention, liquidity and settlement protocols. Our customers include U.S. based regional and national broker-dealers and institutions investing or executing customer transactions in international markets and foreign institutions seeking access to the U.S. securities markets. We are one of the leading market makers in foreign securities, including unlisted ADRs and foreign ordinary shares. We make markets in approximately 800 ADRs and foreign ordinary shares traded in the OTC market and will, on request, make prices in more than 8,000 other ADRs and foreign common shares. In addition, we are a broker-dealer in Argentina where we are active in providing institutional executions in the local capital markets.
We also originate, structure and place a wide array of emerging market debt instruments in the international and domestic capital markets. These instruments include complex asset backed securities, unsecured bond and loan issues, negotiable notes and other trade-related debt instruments used in cross-border trade finance. On occasions, we may invest our own capital in debt instruments before selling them. We also actively trade in a variety of international debt instruments.
The following table provides the financial performance for this segment.

	Year Ended September 30,
(in millions)	2013	% Change	2012	% Change	2011
Operating revenues	$61.1	53%	$39.9	31%	$30.5
Transaction-based clearing expenses	16.0	51%	10.6	45%	7.3
Introducing broker commissions	3.8	153%	1.5	200%	0.5
Interest expense	1.9	533%	0.3	(25)%	0.4
Net operating revenues	39.4	43%	27.5	23%	22.3
Variable direct compensation and benefits	8.9	16%	7.7	33%	5.8
Net contribution	30.5	54%	19.8	20%	16.5
Non-variable direct expenses	16.6	8%	15.3	5%	14.6
Segment income	$13.9	209%	$4.5	137%	$1.9
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2013 Compared to Year Ended September 30, 2012
Operating revenues increased 53% from $39.9 million in fiscal 2012 to $61.1 million in fiscal 2013. Operating revenues in the Securities segment are driven by equity market-making and debt capital markets product lines. Operating revenues in the equities market-making product line increased 56% from $25.1 million in fiscal 2012 to $39.0 million in fiscal 2013, primarily as a result of the late first quarter 2013 transfer of accounts from Tradewire Securities, which contributed $9.0 million in operating revenues in fiscal 2013. Equity market-making operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the consolidated income statements as ‘transaction-based clearing expenses’.

Operating revenues in our debt capital markets product line increased from $14.9 million in fiscal 2012 to $22.1 million in fiscal 2013. Our debt capital markets product line primarily focuses on debt trading in the international markets as well as debt origination, including a wide range of services, such as the arranging and placing of debt issues, merger and acquisition advisory services and asset backed securitization. Operating revenues in the debt trading product line increased from $8.5 million in fiscal 2012 to $12.8 million in fiscal 2013, driven by strong growth in Argentina and in the Latin American trade finance business. Operating revenues in our debt origination product line increased from $6.4 million in fiscal 2012 to $9.3 million in fiscal 2013.
Segment income increased 209%, from $4.5 million in fiscal 2012 to $13.9 million in fiscal 2013, primarily as a result of increase in operating revenues noted above. Variable expenses expressed as a percentage of operating revenues decreased from 50% in fiscal 2012 to 48% in fiscal 2013.
Year Ended September 30, 2012 Compared to Year Ended September 30, 2011
Operating revenues increased 31% from $30.5 million in fiscal 2011 to $39.9 million in fiscal 2012. Operating revenues in our equities market-making product line increased 23% from the prior year to $25.1 million. Operating revenues in our debt capital markets product line increased from $10.4 million in fiscal 2011 to $14.9 million in fiscal 2012.
Operating revenues in our equities market-making product line are largely dependent on overall volume and volatility, and with the increased levels of activity in the global equity markets in fiscal 2012, the retail customer business which drives our equity market-making activities increased as compared to fiscal 2011. Equity market-making operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the consolidated income statements as ‘transaction-based clearing expenses’.
Our debt capital markets product line, primarily focuses debt origination, including a wide range of services, such as the arranging and placing of debt issues, merger and acquisition advisory services and asset backed securitization as well as debt trading in the international markets. The debt origination activities continue to be constrained due to global economic conditions, increasing 5% from $6.1 million in fiscal 2011 to $6.4 million in fiscal 2012. Operating revenues in our debt trading business doubled from $4.2 million in fiscal 2011 to $8.4 million in fiscal 2012, driven by increased activity in our Argentina operations.
Segment income increased 137%, from $1.9 million in fiscal 2011 to $4.5 million in fiscal 2012, primarily as a result of increase in operating revenues in our equity market-making and debt trading businesses. Segment income for fiscal 2011 includes a $1.7 million loss related to the fair value adjustment of our investment in debentures of the single asset owning company of Suirwongse Hotel located in Chiang Mai, Thailand. Variable expenses expressed as a percentage of operating revenues increased from 45% to 50%.
Clearing and Execution Services
We seek to provide competitive and efficient clearing and execution of exchange-traded futures and options for the institutional and professional trader market segments. Through our platform, customer orders are accepted and directed to the appropriate exchange for execution. We then facilitate the clearing of customers’ transactions. Clearing involves the matching of customers’ trades with the exchange, the collection and management of customer margin deposits to support the transactions, and the accounting and reporting of the transactions to customers. We seek to leverage our capabilities and capacity by offering facilities management or outsourcing solutions to other FCMs.
The following table provides the financial performance for this segment.

	Year Ended September 30,
(in millions)	2013	% Change	2012	% Change	2011
Operating revenues	$100.8	7%	$93.8	42%	$66.1
Transaction-based clearing expenses	61.1	(1)%	61.7	54%	40.1
Introducing broker commissions	20.0	31%	15.3	80%	8.5
Interest expense	0.5	—%	0.5	(44)%	0.9
Net operating revenues	19.2	18%	16.3	(2)%	16.6
Variable direct compensation and benefits	3.9	95%	2.0	(13)%	2.3
Net contribution	15.3	7%	14.3	—%	14.3
Non-variable direct expenses	13.4	11%	12.1	29%	9.4
Segment income	$1.9	(14)%	$2.2	(55)%	$4.9

For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2013 Compared to Year Ended September 30, 2012
Operating revenues increased 7% from $93.8 million in fiscal 2012 to $100.8 million in fiscal 2013. Operating revenues are primarily generated from two sources: commission and clearing fee revenues from the execution and clearing of exchange-traded futures and options-on-futures contracts, and interest income derived from cash balances in our customers’ accounts.
Commission and clearing fee revenues increased $7.1 million, or 8%, to $97.4 million in fiscal 2013 primarily resulting from an increase in the average commission rate per contract, as exchange-traded volumes were relatively flat. Interest income declined 31% to $1.4 million in fiscal 2013, primarily resulting from lower short-term interest rates despite a 13% increase in average customer deposits to $754.3 million.
Segment income decreased 14% from $2.2 million in fiscal 2012 to $1.9 million in fiscal 2013, primarily as a result of a $1.5 million regulatory settlement incurred during fiscal 2013, as well as an increase in introducing broker commissions and variable compensation. Variable expenses as a percentage of operating revenues were flat at 84% for both periods.
Year Ended September 30, 2012 Compared to Year Ended September 30, 2011
Operating revenues increased 42% from $66.1 million in fiscal 2011 to $93.8 million in fiscal 2012. Commission and clearing fee revenues increased $29.4 million, or 48%, to $90.3 million in fiscal 2012, as a result of a 67% increase in exchange-traded volumes. This increase was primarily driven by accounts transferred to us from MF Global during the first quarter of fiscal 2012, including a large introducing broker whose clients generally have higher volumes and lower rates per contract than the average client in this segment. Interest income declined 27% to $2.0 million in fiscal 2012 primarily as a result of a 21% decline in average customer deposits to $665.4 million.
Segment income decreased 55% from $4.9 million in fiscal 2011 to $2.2 million in fiscal 2012. The $29.4 million increase in commission and clearing fee revenue includes an increase of $20.9 million in clearing fee revenue which is almost entirely offset by clearing fee expense paid to exchange-clearing organizations. Segment income declined primarily due to an increase in introducing broker commission expense, lower interest income and increased fixed compensation as we increased the number of employees in this segment compared to the prior year. Variable expenses as a percentage of operating revenues increased from 77% to 84% and are primarily transaction-based clearing expenses.
Other
This segment consists of our asset management and commodity financing and facilitation business. The asset management revenues include fees, commissions and other revenues we receive for management of third party assets and investment gains or losses on our investments in funds and proprietary accounts managed either by our investment managers or by independent investment managers.
In addition, we operate a commodity financing and facilitation business which provides financing to commercial commodity-related companies against physical inventories, including grain, lumber, meats, energy products and renewable fuels. We use sale and repurchase agreements to purchase commodities evidenced by warehouse receipts, subject to a simultaneous agreement to sell such commodities back to the original seller at a later date. These transactions are accounted for as product financing arrangements, and accordingly no commodity inventory, purchases or sales are recorded. Additionally, we engage as a principal in physical purchase and sale transactions related to inputs to the renewable fuels and feed ingredient industries.

The following table provides the financial performance for this segment.

	Year Ended September 30,
(in millions)	2013	% Change	2012	% Change	2011
Operating revenues	$20.7	33%	$15.6	9%	$14.3
Gross marked-to-market adjustment (non-GAAP)	2.4	n/m	0.9	n/m	—
Adjusted operating revenues (non-GAAP)	23.1	40%	16.5	15%	14.3
Transaction-based clearing expenses	0.5	(29)%	0.7	600%	0.1
Introducing broker commissions	0.3	—%	0.3	(25)%	0.4
Interest expense	2.0	43%	1.4	8%	1.3
Adjusted net operating revenues (non-GAAP)	20.3	44%	14.1	13%	12.5
Variable direct compensation and benefits	4.7	62%	2.9	16%	2.5
Adjusted net contribution (non-GAAP)	15.6	39%	11.2	12%	10.0
Non-variable direct expenses	4.1	(16)%	4.9	11%	4.4
Adjusted segment income (non-GAAP)	$11.5	83%	$6.3	13%	$5.6
Reconciliation of Other net operating revenues from GAAP to adjusted, non-GAAP numbers:
Other net operating revenues	$17.9		$13.2		$12.5
Gross marked-to-market adjustment (non-GAAP)	2.4		0.9		—
Other adjusted net operating revenues (non-GAAP)	$20.3		$14.1		$12.5
Reconciliation of Other net contribution from GAAP to adjusted, non-GAAP numbers:
Other net contribution	$13.2		$10.3		$10.0
Gross marked-to-market adjustment (non-GAAP)	2.4		0.9		—
Other adjusted net contribution (non-GAAP)	$15.6		$11.2		$10.0
Reconciliation of Other segment income from GAAP to adjusted, non-GAAP numbers:
Other segment income	$9.1		$5.4		$5.6
Gross marked-to-market adjustment (non-GAAP)	2.4		0.9		—
Other adjusted segment income (non-GAAP)	$11.5		$6.3		$5.6
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2013 Compared to Year Ended September 30, 2012
Operating revenues increased 33% from $15.6 million in fiscal 2012 to $20.7 million in fiscal 2013. Adjusted operating revenues increased 40% from $16.5 million in fiscal 2012 to $23.1 million in fiscal 2013. Assets under management as of September 30, 2013, were $481.0 million compared with $482.0 million as of September 30, 2012. Operating revenues in the asset management product line increased $1.2 million to $8.8 million in fiscal 2013. Operating revenues in the grain financing and physical commodity origination product line increased 50% to $11.9 million in fiscal 2013. Adjusted operating revenues in the grain financing and physical commodity origination product line increased 62% to $14.3 million in fiscal 2013. These increases were driven by an increase in both commodity financing arrangements and commodity origination sales. Segment income increased 69% from $5.4 million in fiscal 2012 to $9.1 million in fiscal 2013. Adjusted segment income increased 83% from $6.3 million in fiscal 2012 to $11.5 million in fiscal 2013.
Year Ended September 30, 2012 Compared to Year Ended September 30, 2011
Operating revenues increased 9% from $14.3 million in fiscal 2011 to $15.6 million in fiscal 2012. Adjusted operating revenues increased 15% from $14.3 million in fiscal 2011 to $16.5 million in fiscal 2012. Assets under management as of September 30, 2012, were $482.0 million compared with $385.0 million as of September 30, 2011. Operating revenues in the asset management product line decreased $1.0 million to $7.6 million in fiscal 2012. Operating revenues in the grain financing and physical commodity origination product line increased 38% to $7.9 million in fiscal 2012. Adjusted operating revenues in the grain financing and physical commodity origination product line increased 55% to $8.9 million in fiscal 2012. These increases are driven by the establishment of a committed credit facility to finance commodities, which facilitated additional business as well as the expansion of our physical inputs business into the feed ingredient industry and increased demand for fats and oils origination from commercial customers. Segment income decreased 4% from $5.6 million in fiscal 2011 to $5.4 million in fiscal 2012. Adjusted segment income increased 13% from $5.6 million in fiscal 2011 to $6.3 million in fiscal 2012.
Liquidity, Financial Condition and Capital Resources
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintain our operations on a daily basis.
In FCStone, LLC, our FCM subsidiary, we have responsibilities to meet margin calls at all exchanges on a daily basis and intra-day basis, if necessary. We require our customers to make any required margin deposits the next business day, and we require our largest customers to make intra-day margin payments during periods of significant price movement. Margin required to be posted to the exchanges is a function of the net open positions of our customers and the required margin per contract.
During the third quarter of fiscal 2013, INTL FCStone Ltd, our UK regulated subsidiary, informed the UK authorities that it had reached certain thresholds that require it to be compliant with the UK’s Individual Liquidity Adequacy Standards (“ILAS”). To comply with these standards, we have implemented daily liquidity procedures, and conduct periodic reviews of liquidity by stressed scenarios, and have created liquidity buffers.
In addition, in our physical commodities trading, soft commodities OTC, securities and foreign exchange trading activities, we may be called upon to meet margin calls with our various trading counterparties based upon the underlying open transactions we have in place with those counterparties.
We continuously review our overall credit and capital needs to ensure that our capital base, both stockholders’ equity and debt, as well as available credit facilities can appropriately support the anticipated financing needs of our operating subsidiaries.
As of September 30, 2013, we had total equity capital of $335.4 million, $45.5 million aggregate principal amount of our issued 8.5% senior unsecured notes, due in July 2020 and bank loans of $61.0 million.
A substantial portion of our assets are liquid. As of September 30, 2013, approximately 93% of our assets consisted of cash; deposits and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory, at cost. All assets that are not customer and counterparty deposits, are financed by our equity capital, senior unsecured notes, bank loans, short-term borrowings from financial instruments sold, not yet purchased, and other payables.
During the quarter ended March 31, 2013, as a result of a change in management strategy in our base metals product line, we elected to pursue an exit of our physical base metals business through the sale and orderly liquidation of current open positions. During the following six months ended September 30, 2013, we completed a sale of a portion of the physical base metals open contracts, and the liquidation of the majority of the remaining physical base metals inventory, as well as all but two of the remaining open contract positions. Additionally, on July 31, 2013, we elected to allow the $100.0 million credit facility which supported this business to expire without renewal, and the amount outstanding was repaid in full. While two open contract positions remain which run off through January 2014, the exit of the physical base metals business was substantially completed by the end of fiscal 2013, including the termination of the physical base metals trading team and certain operational support personnel.
Following the run off of the two remaining open contract positions, we will reflect the physical base metals activities in the financial statements as discontinued operations. The performance of the physical base metals activities resulted in pre-tax income of $1.4 million in fiscal 2013, including $1.9 million in contract termination costs incurred since March 31, 2013. On an adjusted, non-GAAP basis, the performance of the physical base metals activities, including the aforementioned contract termination costs, resulted in an adjusted, non-GAAP pre-tax loss of $10.0 million in fiscal 2013. The physical base metals business is included in the C&RM segment. We will continue to operate the portion of our base metals business related to non-physical assets, conducted primarily through the LME.
We have considered the impact of the exit of the physical base metals business on our financial position, future operating results and liquidity, and believe the exit will not have a material negative impact to our consolidated financial statements, expected cash flows or liquidity. We evaluated the recoverability of long-lived and intangible assets as a result of this planned exit, noting no impairment charges. We believe any additional exit costs will not be material to the consolidated financial statements.
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
Information related to bad debt expense, net of recoveries, for the fiscal years ended 2013, 2012 and 2011 is set forth in Note 6 of the Consolidated Financial Statements.
Primary Sources and Uses of Cash
Our assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and our growth. Our total assets as of September 30, 2013 and September 30, 2012, were $2,848.0 million and $2,953.0 million, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. FCStone, LLC, our FCM subsidiary, occasionally uses its margin line credit facilities, on a short-term basis, to meet intra-day settlements with the commodity exchanges prior to collecting margin funds from our customers.
The majority of the assets of FCStone, LLC are restricted from being transferred to its parent or other affiliates due to specific regulatory requirements. These restrictions have no impact on our ability to meet our cash obligations, and no impact is expected in the future.
We have liquidity and funding policies and processes in place that are intended to maintain significant flexibility to address both Company-specific and industry liquidity needs. The majority of our excess funds are held with high-quality institutions, under highly-liquid reverse repurchase agreements, with a maturity of typically three days or less, U.S. government obligations and AA-rated money market investments. We do not hold any direct investments in the general obligations of any sovereign nations.
As of September 30, 2013, $103.3 million of cash, cash equivalents and available-for-sale investment securities was held by our foreign subsidiaries. If these funds are needed for operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds, up to the amount of undistributed earnings of $123.1 million. However, our intent is to indefinitely reinvest these funds outside of the United States, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
As of September 30, 2013, approximately $36.7 million of our financial instruments owned and $8.7 million of financial instruments sold, not yet purchased, are exchangeable foreign equities and ADRs.
As of September 30, 2013, we had three committed bank credit facilities, totaling $290.0 million, of which $61.0 million was outstanding. The credit facilities include:

•
A three-year syndicated loan facility, committed until September 20, 2016, under which INTL FCStone Inc. is entitled to borrow up to $140 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance working capital needs of us and certain subsidiaries. The agreement also includes a non-financial covenant that requires us to provide audited financial statements for the fiscal year ended September 30, 2013 within ninety days after the end of the fiscal year. We were unable to deliver the audited financial statements within the required time period. We requested and were granted a waiver from the lenders, dated December 23, 2013, extending the time period we have to provide the audited financial statements through January 31, 2014.

•
An unsecured syndicated line of credit, committed until April 10, 2014, under which our subsidiary, FCStone, LLC is entitled to borrow up to $75 million, subject to certain terms and conditions of the credit agreement. This line of credit is intended to provide short-term funding of margin to commodity exchanges as necessary.

•
A syndicated borrowing facility, committed until May 1, 2014, under which our subsidiary, FCStone Merchant Services, LLC is entitled to borrow up to $75 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance traditional commodity financing arrangements and commodity repurchase agreements.

During fiscal 2014, $150 million of our committed credit facilities are scheduled to expire. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum net worth, minimum working capital, minimum regulatory capital, minimum net unencumbered liquid assets, minimum equity, minimum interest coverage and leverage ratios and maximum net loss. Failure to comply with any such covenants could result in the debt becoming payable on demand. We and our subsidiaries are in compliance with all of our financial covenants under the outstanding facilities.
Subsequent to September 30, 2013, our subsidiary, INTL FCStone Ltd. established a credit facility under which $25.0 million is available to provide short term funding of margin to commodity exchanges as necessary.
On July 22, 2013, we completed the offering of $45.5 million aggregate principal amount of our 8.5% Senior Notes due 2020 (the “Notes”). The net proceeds of the sale of the Notes are being used for general corporate purposes. The Notes were issued under an Indenture dated as of July 22, 2013, between us and The Bank of New York Mellon, as Trustee. The Notes bear interest at a rate of 8.5% per year (payable quarterly on January 30, April 30, July 30 and October 30 of each year, beginning on October 30, 2013). The Notes will mature on July 30, 2020. We may redeem the Notes, in whole or in part, at any time on and after July 30, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date.
On May 3, 2013, we reached an agreement in which First American Capital and Trading Corp. (“FACT”), will transfer its customer accounts to our broker-dealer subsidiary, INTL FCStone Securities Inc. Completion of this transaction is subject to certain conditions, including regulatory approval. FACT provides correspondent clearing services to institutional customers directly and through a global network of partners. With its experienced team, FACT services a wide range of customers, including broker-dealers, investment advisors, and fund managers. We completed this transaction in the first quarter of fiscal 2014.
On December 12, 2012, we finalized an agreement to acquire certain institutional accounts from Tradewire Securities, a Miami-based securities broker-dealer servicing customers throughout Latin America and a wholly owned subsidiary of Tradewire Group Ltd. These accounts were transferred to our broker-dealer subsidiary, INTL FCStone Securities. Tradewire Securities provided global brokerage services to institutions and individual investors directly and through a global network of partners. The consideration to be paid for the acquisition of institutional accounts from Tradewire Securities consists of three annual contingent payments and a final contingent payment. Additionally, as part of the transaction, we hired more than 20 professional staff from Tradewire Securities, LLC’s securities broker-dealer business based in Miami, Florida.
In April 2012, our wholly owned UK subsidiary, INTL Holding (UK) Limited, acquired 100% of the outstanding shares of TRX Futures Limited (“TRX”) from Neumann Gruppe GmbH. The purchase price was equal to the tangible net asset value (“NAV”) of TRX, which was approximately $12.9 million. There are no additional payments remaining for this acquisition. The total purchase price for this acquisition was not material to our consolidated financial statements. Subsequent to September 30, 2012, the activities of TRX have been reorganized within INTL FCStone Ltd., and TRX is in the process of dissolution.
In February 2012, our subsidiaries, INTL Participacoes LTDA and FCStone do Brasil, acquired 100% of the shares of Aporte DTVM. Following the acquisition, Aporte DTVM was renamed INTL FCStone DTVM Ltda. (“INTL FCStone DTVM”). Based in Brazil, its activities consist of equity brokerage and trustee services. The purchase price for the acquisition of the shares of Aporte DTVM was $1.5 million. There are no additional payments remaining for this acquisition. The total purchase price for this acquisition was not considered to be material.
In November 2011, INTL FCStone Ltd., our wholly owned subsidiary in the UK, arranged with the administrator of MF Global’s UK operations to acquire certain assets of the Metals Division of MF Global UK Limited (in special administration). As part of the arrangement, we received an assignment of customer accounts and customer account documentation and hired more than 50 professionals from MF Global’s metals trading business based in London. The purchase price of the acquisition of certain assets from MF Global was $1.0 million. There was no contingent consideration associated with this transaction. The total purchase price of this transaction was not material to the consolidated financial statements.
In November 2011, we acquired 100% of the ownership interests in Coffee Network LLC (“Coffee Network”). Following the acquisition, the activities of Coffee Network were reorganized as a division of FCStone, LLC. The purchase price for the Coffee Network acquisition consists of an initial payment of $0.2 million, three additional annual contingent payments and a final contingent payment. The total purchase price for the acquisition of Coffee Network was not material to the consolidated financial statements.
We have contingent liabilities relating to several acquisitions we have completed since October 2011. See Note 12 to the Consolidated Financial Statements for additional information on these contingent liabilities. Under the terms of the purchase agreements, we have obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings. The contingent liabilities for these estimated additional discounted purchase price considerations totaled $9.6 million as of September 30, 2013, and are included in ‘accounts payable and other accrued liabilities’ in the consolidated balance sheets. We estimate cash payments during fiscal 2014, 2015 and 2016 related to these contingent liabilities, to be $1.6 million, $4.8 million and $5.6 million, respectively.
We contributed $2.9 million to our defined benefit pension plans during the year ended September 30, 2013, and expect to contribute $2.5 million to the plans during fiscal 2014, which represents the minimum funding requirement.
Other Capital Considerations
Our activities are subject to significant governmental regulations and capital adequacy requirements, both in the United States and overseas. Certain other of our non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
Our subsidiaries are in compliance with all of their capital regulatory requirements as of September 30, 2013. Additional information on these net capital and minimum net capital requirements can be found in Note 13 of the Consolidated Financial Statements.
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
Cash Flows
Our cash and cash equivalents decreased from $236.3 million as of September 30, 2012 to $156.1 million as of September 30, 2013, a net decrease of $80.2 million. Net cash of $44.9 million was provided by operating activities, $5.1 million was provided by investing activities and net cash of $129.7 million was used in financing activities, of which $157.2 million was repaid on lines of credit and decreased the amounts payable to lenders under loans, $12.0 million was paid out as earn-outs on acquisitions and $3.9 million was used to repurchase shares. Fluctuations in exchange rates caused a reduction of $0.5 million to our cash and cash equivalents.
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
In June 2012, the board of LME Holdings Limited (“LME Holdings”), the parent company of the LME, entered into a framework agreement regarding the terms of a recommended cash offer for the entire issued and outstanding ordinary share capital of LME Holdings. In July 2012, the shareholders of LME Holdings approved the sale of LME Holdings to the Hong

Kong Exchanges & Clearing Limited. In December 2012, we received proceeds of $8.6 million from the sale of our shares in the LME.
In December 2012, we sold our exchange membership seats in the KCBT, in connection with the acquisition of the KCBT by CME. We received proceeds of $1.5 million and recognized a gain of $0.9 million before taxes, during the fiscal year ended September 30, 2013, in connection with the sale of these seats.
Capital expenditures included in investing activities for property, plant and equipment totaled $4.9 million in fiscal 2013, decreasing from $8.7 million in fiscal 2012.
On November 15, 2012, our Board of Directors replaced the August 12, 2011 authorized repurchase of up to 1.0 million shares of its outstanding common stock with an authorization to repurchase up to 1.5 million shares of our outstanding common stock from time to time in open market purchases and private transactions, subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal and regulatory requirements. During the year ended September 30, 2013, we repurchased 200,109 shares of our outstanding common stock in open market transactions, for an aggregate purchase price of $3.7 million as part of the announced plan. During the year ended September 30, 2012, we repurchased 217,507 shares of our outstanding common stock in open market transactions in the aggregate amount of $4.0 million as part of the announced plan. Subsequent to September 30, 2013, we repurchased 63,800 shares of our outstanding common stock in open market transactions in the aggregate amount of $1.3 million as part of the announced plan.
In July 2013, we completed the offering of $45.5 million aggregate principal amount of our 8.5% Senior Notes due 2020 (the “Notes”). The net proceeds of the sale of the Notes are being used for general corporate purposes. The Notes were issued under an Indenture dated as of July 22, 2013, between us and The Bank of New York Mellon, as Trustee. The Notes bear interest at a rate of 8.5% per year (payable quarterly on January 30, April 30, July 30 and October 30 of each year, beginning on October 30, 2013). The Notes will mature on July 30, 2020. We may redeem the Notes, in whole or in part, at any time on and after July 30, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date.
We incurred debt issuance costs of $1.7 million in connection with the issuance of the Notes, which are being amortized over the term of the Notes. Additionally, we paid debt issuance costs of $1.5 million in connection with the issuance of the new three-year credit facility, which are being amortized over the thirty-six month term of the facility.
Apart from what has been disclosed above, there are no known trends, events or uncertainties that have had or are likely to have a material impact on our liquidity, financial condition and capital resources.
Contractual Obligations
The following table summarizes our cash payment obligations as of September 30, 2013:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	After 5 Years
Operating lease obligations	$34.9	$6.7	$10.3	$7.7	$10.2
Purchase obligations(1)	293.0	293.0	—	—	—
Senior unsecured notes	45.5	—	—	—	45.5
Contingent acquisition consideration	12.0	1.6	10.4	—	—
Other	17.5	5.7	6.8	3.4	1.6
	$402.9	$307.0	$27.5	$11.1	$57.3
(1) Represents an estimate of contractual purchase commitments in the ordinary course of business primarily for the purchase of precious and base metals. Unpriced contract commitments have been estimated using September 30, 2013 fair values. The purchase commitments for less than one year will be partially offset by corresponding sales commitments of $216.6 million.
Total contractual obligations exclude defined benefit pension obligations. In fiscal 2014, we anticipate making contributions of $2.5 million to defined benefit plans. Additional information on the funded status of these plans can be found in Note 16 of the Consolidated Financial Statements.
Based upon our current operations, we believe that cash flow from operations, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs.

Off Balance Sheet Arrangements
We are party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and FCM and from our market-making and proprietary trading in the foreign exchange and commodities trading business. As part of these activities, we carry short positions. For example, we sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We have recorded these obligations in the consolidated financial statements at September 30, 2013 and September 30, 2012, at fair value of the related financial instruments, totaling $179.9 million and $175.4 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our consolidated balance sheets in ‘financial instruments owned, at fair value’, and ‘physical commodities inventory’. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to September 30, 2013, which might be partially or wholly offset by gains in the value of assets held as of September 30, 2013. The totals of $179.9 million and $175.4 million include a net liability of $30.7 million and $44.6 million for derivatives, based on their fair value as of September 30, 2013 and September 30, 2012, respectively.
In our foreign exchange and commodities trading product lines, we hold options and futures-on-options contracts resulting from market-making and proprietary trading activities in these product lines. We assist customers in our commodities trading business to protect the value of their future production (precious or base metals) by selling them put options on an OTC basis. We also provide our commodities trading business customers with sophisticated option products, including combinations of buying and selling puts and calls. We mitigate our risk by effecting offsetting options with market counterparties or through the purchase or sale of exchange-traded commodities futures. The risk mitigation of offsetting options is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC.
In our C&RM segment, when transacting OTC and foreign exchange contracts with our customers, our OTC and foreign exchange trade desks will generally offset the customer’s transaction simultaneously with one of our trading counterparties or will offset that transaction with a similar, but not identical, position on the exchange. These unmatched transactions are intended to be short-term in nature and are conducted to facilitate the most effective transaction for our customer.
Derivative contracts are traded along with cash transactions because of the integrated nature of the markets for such products. We manage the risks associated with derivatives on an aggregate basis along with the risks associated with our proprietary trading and market-making activities in cash instruments as part of our firm-wide risk management policies.
We are a member of various commodity exchanges and clearing organizations. Under the standard membership agreement, all members are required to guarantee the performance of other members and, accordingly, in the event another member is unable to satisfy its obligations to the exchange, we may be required to fund a portion of the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the consolidated balance sheets as of September 30, 2013 and 2012, respectively.
Effects of Inflation
Because our assets are, to a large extent, liquid in nature, they are not significantly affected by inflation. Increases in our expenses, such as compensation and benefits, transaction-based clearing expenses, occupancy and equipment rental, due to inflation, may not be readily recoverable from increasing the prices of our services. While rising interest rates are generally favorable for us, to the extent that inflation has other adverse effects on the financial markets and on the value of the financial instruments held in inventory, it may adversely affect our financial position and results of operations.
Critical Accounting Policies
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. The accounting estimates and assumptions discussed in this section are those that we consider the most critical to the financial statements. We believe these estimates and assumptions can involve a high degree of judgment and complexity. Due to their nature, estimates involve judgment based upon available information. Actual results or amounts could differ from estimates and the difference could have a material impact on the financial statements. Therefore, understanding these policies is important in understanding our reported and potential future results of operations and financial position.
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
Revenue Recognition. A significant portion of our revenues are derived principally from realized and unrealized trading income in securities, derivative instruments, commodities and foreign currencies purchased or sold for our account. We record realized and unrealized trading income on a trade date basis. We state securities owned and securities sold, not yet purchased and foreign currencies sold, not yet purchased, at fair value with related changes in unrealized appreciation or depreciation reflected in ‘trading gains, net’ in the consolidated income statements. We record fee and interest income on the accrual basis and dividend income is recognized on the ex-dividend date.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
See also Note 5 to the Consolidated Financial Statements, ‘Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk’.
Market Risk
We conduct our market-making and trading activities predominantly as a principal, which subjects our capital to significant risks. These risks include, but are not limited to, absolute and relative price movements, price volatility and changes in liquidity, over which we have virtually no control. Our exposure to market risk varies in accordance with the volume of client-driven market-making transactions, the size of the proprietary positions and the volatility of the financial instruments traded.
We seek to mitigate exposure to market risk by utilizing a variety of qualitative and quantitative techniques:

•	Diversification of business activities and instruments;

•	Limitations on positions;

•	Allocation of capital and limits based on estimated weighted risks; and

•	Daily monitoring of positions and mark-to-market profitability.
We utilize derivative products in a trading capacity as a dealer to satisfy client needs and mitigate risk. We manage risks from both derivatives and non-derivative cash instruments on a consolidated basis. The risks of derivatives should not be viewed in isolation, but in aggregate with our other trading activities.
Management believes that the volatility of revenues is a key indicator of the effectiveness of its risk management techniques.
The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the year ended September 30, 2013.

Marked-to-Market Revenues
Days
100
90
80
70
60
50
40
30
20
10
0
9
18
85
98
36
11
1
1
$0 to $500
$500 to $1,000
$1,000 to $1,500
$1,500 to $2,000
$2,000 to $2,500
$2,500 to $3,000
$3,000 to $3,500
$3,500 to $4,000
Daily Revenue ($000's)

In our securities market-making and trading activities, we maintain inventories of equity and debt securities. In our commodities market-making and trading activities, our positions include physical inventories, forwards, futures and options. Our commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. We monitor the aggregate position for each commodity in equivalent physical ounces or metric tons.
Interest Rate Risk
In the ordinary course of our operations, we have interest rate risk from the possibility that changes in interest rates will affect the values of financial instruments and impact interest income earned. We generate interest income from the positive spread earned on customer deposits. We typically invest in U.S. Treasury bills and obligations issued by government sponsored entities, reverse repurchase agreements involving U.S. Treasury bills and government obligations or AA-rated money market funds. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund and institution.
Since mid-2010, we have employed an interest rate management strategy, where we have used derivative financial instruments in the form of interest rate swaps to manage a portion of our aggregate interest rate position. Our objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap the resulting variable interest earnings into a medium-term interest stream when a sufficient interest rate spread exists between the two durations, by using a strip of interest rate swaps that mature every quarter, and enable us to achieve the two-year moving average of the two-year swap rate. In fiscal 2013, operating revenues include realized gains of $1.4 million and unrealized losses of $1.3 million on interest rate swap derivative contracts used to manage a portion of our aggregate interest rate position. In fiscal 2012, operating revenues included realized gains of $2.5 million and unrealized losses of $1.1 million on interest rate swap derivative contracts. In fiscal 2011, operating revenues included realized and unrealized gains of $4.2 million and $0.2 million, respectively, on interest rate swap derivative contracts. These interest rate swaps are not designated for hedge accounting treatment, and changes in the fair values of these interest rate swaps, which are volatile and can fluctuate from period to period, are recorded in earnings on a quarterly basis. The last remaining interest rate swap expired in the fourth quarter of fiscal 2013.
We manage interest expense using floating rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. Refer to Note 5 to the Consolidated Financial Statements for information on the interest rate swap transactions. The debt instruments are carried at their unpaid principal balance which approximates fair value. All of our outstanding debt as of September 30, 2013, has a variable interest rate.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
INTL FCStone Inc.:
We have audited INTL FCStone Inc.’s (the Company) internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control ‑ Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b) of the Company’s September 30, 2013 annual report on Form 10-K. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the accurate and timely accounting for certain principal over-the-counter derivative trading activities has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of September 30, 2013 and 2012 and the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended September 30,

2013, as well as the accompanying financial statement schedule. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated January 15, 2014, which expressed an unqualified opinion on those consolidated financial statements and the accompanying financial statement schedule.
In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after September 30, 2013, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ KPMG LLP
Kansas City, Missouri
January 15, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of INTL FCStone Inc. and subsidiaries (the Company) as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended September 30, 2013. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in note 2 to the consolidated financial statements, the Company restated its 2012 and 2011 consolidated financial statements to correct a misstatement.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 15, 2014 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Kansas City, Missouri
January 15, 2014

INTL FCStone Inc.
Consolidated Balance Sheets

(in millions, except par value and share amounts)	September 30, 2013	September 30, 2012
		(As Restated)
ASSETS
Cash and cash equivalents	$156.1	$236.3
Cash, securities and other assets segregated under federal and other regulations (including $107.6 and $72.8 at fair value at September 30, 2013 and September 30, 2012 respectively)	449.4	357.5
Deposits with and receivables from:
Exchange-clearing organizations (including $1,371.7 and $1,510.0 at fair value at September 30, 2013 and September 30, 2012, respectively)	1,576.6	1,619.8
Broker-dealers, clearing organizations and counterparties (including $(13.1) and $(0.7) at fair value at September 30, 2013 and September 30, 2012, respectively)	168.3	116.8
Receivable from customers, net	93.3	68.9
Notes receivable, net	37.4	104.0
Income taxes receivable	15.5	15.5
Financial instruments owned, at fair value	158.5	171.7
Physical commodities inventory	59.0	131.6
Deferred income taxes, net	25.5	21.9
Property and equipment, net	17.5	18.9
Goodwill and intangible assets, net	59.1	55.8
Other assets	31.8	34.3
Total assets	$2,848.0	$2,953.0
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $9.6 and $14.8 at fair value at September 30, 2013 and September 30, 2012)	$114.0	$127.0
Payable to:
Customers	2,091.8	2,072.3
Broker-dealers, clearing organizations and counterparties	17.0	39.4
Lenders under loans	61.0	218.2
Senior unsecured notes	45.5	—
Income taxes payable	3.4	5.5
Financial instruments sold, not yet purchased, at fair value	179.9	175.4
Deferred income taxes	—	2.0
Total liabilities	2,512.6	2,639.8
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 19,638,330 issued and 19,209,157 outstanding at September 30, 2013 and 19,214,219 issued and 18,984,951 outstanding at September 30, 2012	0.2	0.2
Common stock in treasury, at cost - 429,173 shares at September 30, 2013 and 229,064 shares at September 30, 2012	(7.8)	(4.1)
Additional paid-in capital	224.0	213.2
Retained earnings	125.4	106.1
Accumulated other comprehensive loss, net	(6.4)	(2.2)
Total stockholders’ equity	335.4	313.2
Total liabilities and stockholders’ equity	$2,848.0	$2,953.0
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Income Statements

	Year Ended September 30,
(in millions, except share and per share amounts)	2013	2012	2011
		(As Restated)	(As Restated)
Revenues:
Sales of physical commodities	$43,283.7	$67,514.7	$72,521.2
Trading gains, net	265.0	244.9	201.6
Commission and clearing fees	173.3	161.0	134.5
Consulting and management fees	35.1	27.9	22.7
Interest income	10.3	10.3	10.3
Other income	0.9	0.5	1.0
Total revenues	43,768.3	67,959.3	72,891.3
Cost of sales of physical commodities	43,289.9	67,505.1	72,472.2
Operating revenues	478.4	454.2	419.1
Transaction-based clearing expenses	110.1	105.4	75.6
Introducing broker commissions	40.5	31.0	24.0
Interest expense	12.5	11.6	11.3
Net operating revenues	315.3	306.2	308.2
Compensation and other expenses:
Compensation and benefits	201.6	202.4	176.6
Communication and data services	23.3	22.6	15.5
Occupancy and equipment rental	12.0	11.0	8.9
Professional fees	13.1	12.9	10.6
Travel and business development	10.7	11.2	8.9
Depreciation and amortization	8.0	7.2	4.7
Bad debts and impairments	0.8	1.5	6.2
Other	23.2	21.6	21.4
Total compensation and other expenses	292.7	290.4	252.8
Income from continuing operations, before tax	22.6	15.8	55.4
Income tax expense	3.3	3.1	20.9
Net income from continuing operations	19.3	12.7	34.5
Income from discontinued operations, net of tax	—	—	0.2
Net income	19.3	12.7	34.7
Add: Net loss attributable to noncontrolling interests	—	0.1	0.1
Net income attributable to INTL FCStone Inc. common stockholders	$19.3	$12.8	$34.8

Basic earnings per share:
Income from continuing operations attributable to INTL FCStone Inc. common stockholders	$1.01	$0.67	$1.92
Income from discontinued operations attributable to INTL FCStone Inc. common stockholders	—	—	0.01
Net income attributable to INTL FCStone Inc. common stockholders	$1.01	$0.67	$1.93
Diluted earnings per share:
Income from continuing operations attributable to INTL FCStone Inc. common stockholders	$0.97	$0.64	$1.82
Income from discontinued operations attributable to INTL FCStone Inc. common stockholders	—	—	0.01
Net income attributable to INTL FCStone Inc. common stockholders	$0.97	$0.64	$1.83
Weighted-average number of common shares outstanding:
Basic	18,443,233	18,282,939	17,618,085
Diluted	19,068,497	19,156,899	18,567,454
Amounts attributable to INTL FCStone Inc. common stockholders:
Income from continuing operations, net of tax	$19.3	$12.8	$34.6
Income from discontinued operations, net of tax	—	—	0.2
Net income	$19.3	$12.8	$34.8
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Statements of Comprehensive Income

	Year Ended September 30,
(in millions)	2013	2012	2011
		(As Restated)	(As Restated)
Net income	$19.3	$12.7	$34.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1.8)	(1.1)	(0.4)
Net unrealized gain on derivative instruments	—	—	1.0
Pension liabilities adjustment	3.4	(1.6)	(2.9)
Net unrealized gain or loss on available-for-sale securities	0.6	6.5	(0.6)
Reclassification of adjustment for gains included in net income:
Foreign currency translation adjustment (included in other income)	(0.1)	—	—
Realized gain on available-for-sale securities (included in trading gains, net)	(8.3)	—	—
Income tax expense from reclassification adjustments (included in income tax expense)	2.0	—	—
Reclassification adjustment for gains included in net income	(6.4)	—	—
Other comprehensive (loss) income	(4.2)	3.8	(2.9)
Comprehensive income	$15.1	$16.5	$31.8

INTL FCStone Inc.
Consolidated Cash Flows Statements

	Year Ended September 30,
(in millions)	2013	2012	2011
		(As Restated)	(As Restated)
Cash flows from operating activities:
Net income	$19.3	$12.7	$34.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8.0	7.2	4.7
Provision for bad debts and impairments	0.8	1.7	6.2
Deferred income taxes	(7.8)	(0.3)	1.8
Amortization of debt issuance costs and debt discount	1.2	1.7	1.6
Convertible debt interest settled in company stock upon conversion	—	—	0.2
Amortization of share-based compensation expense	9.3	5.9	2.3
Loss on sale of property and equipment	0.4	—	—
Gain on disposal of affiliate	(0.4)	—	—
Gain on sale of exchange memberships and common stock	(9.1)	—	—
Gain on acquisition of INTL Provident	—	—	(0.4)
Changes in operating assets and liabilities, net:
Cash, securities and other assets segregated under federal and other regulations	(95.1)	(199.9)	(104.1)
Deposits and receivables from exchange-clearing organizations	42.3	(97.7)	(586.0)
Deposits and receivables from broker-dealers, clearing organizations, and counterparties	(53.4)	46.2	51.2
Receivable from customers, net	(23.7)	46.4	(39.1)
Notes receivable, net	66.6	(77.9)	2.9
Income taxes receivable	(0.2)	(3.1)	0.6
Financial instruments owned, at fair value	3.1	58.3	280.7
Physical commodities inventory	72.7	29.0	(35.6)
Other assets	4.3	(1.6)	(12.1)
Accounts payable and other accrued liabilities	(0.2)	10.6	30.8
Payable to customers	24.0	248.0	366.2
Payable to broker-dealers, clearing organizations and counterparties	(22.3)	35.9	(0.5)
Income taxes payable	0.5	0.3	—
Financial instruments sold, not yet purchased, at fair value	4.6	(215.5)	202.9
Net cash provided by (used in) operating activities	44.9	(92.1)	209.0
Cash flows from investing activities:
Deconsolidation of affiliates	—	0.4	—
Disposal of affiliate	0.2	—	—
Cash paid for acquisitions, net	—	(11.7)	(9.3)
Purchase of exchange memberships and common stock	(0.3)	—	(3.4)
Sale of exchange memberships and common stock	10.1	—	1.3
Purchase of property and equipment	(4.9)	(8.7)	(10.1)
Net cash provided by (used in) investing activities	5.1	(20.0)	(21.5)
Cash flows from financing activities:
Net change in payable to lenders under loans	(157.2)	140.8	(37.5)
Payments related to earn-outs on acquisitions	(12.0)	(9.6)	(9.4)
Proceeds from issuance of senior unsecured notes	45.5	—	—
Repayment of subordinated debt	—	—	(0.5)
Share repurchase	(3.9)	(4.0)	—
Debt issuance costs	(3.7)	(0.3)	(2.4)
Exercise of stock options	1.5	1.9	1.4
Income tax benefit on stock options and awards	0.1	0.2	—
Net cash (used in) provided by financing activities	(129.7)	129.0	(48.4)
Effect of exchange rates on cash and cash equivalents	(0.5)	(1.2)	(0.4)
Net (decrease) increase in cash and cash equivalents	(80.2)	15.7	138.7
Cash and cash equivalents at beginning of period	236.3	220.6	81.9
Cash and cash equivalents at end of period	$156.1	$236.3	$220.6

(continued)
	Year Ended September 30,
(in millions)	2013	2012	2011
Supplemental disclosure of cash flow information:
Cash paid for interest	$8.9	$7.9	$9.5
Income taxes paid, net of cash refunds	$10.2	$6.1	$17.6
Supplemental disclosure of non-cash investing and financing activities:
Conversion of subordinated notes to common stock, net	$—	$—	$16.7
Identified intangible assets and goodwill on acquisitions	$5.6	$1.8	$4.9
Additional consideration payable related to acquisitions	$8.2	$2.1	$5.4

See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Statements of Stockholders’ Equity

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balances as of September 30, 2010, as reported	$0.2	$(0.1)	$184.6	$59.7	$(3.1)	$1.6	$242.9
Cumulative prior period adjustment				(1.2)			(1.2)
Balances as of September 30, 2010, as restated	0.2	(0.1)	184.6	58.5	(3.1)	1.6	241.7
Net income				34.8		(0.1)	34.7
Other comprehensive loss					(2.9)		(2.9)
Redemption of fund units						(0.2)	(0.2)
Exercise of stock options			1.4				1.4
Share-based compensation			2.3				2.3
Convertible note conversions			16.9				16.9
Balances as of September 30, 2011, as restated	$0.2	$(0.1)	$205.2	$93.3	$(6.0)	$1.3	$293.9
Net income				12.8		(0.1)	12.7
Other comprehensive income					3.8		3.8
Exercise of stock options			2.1				2.1
Share-based compensation			5.9				5.9
Repurchase of stock		(4.0)					(4.0)
Disposal or de-consolidation						(1.2)	(1.2)
Balances as of September 30, 2012, as restated	$0.2	$(4.1)	$213.2	$106.1	$(2.2)	$—	$313.2
Net income				19.3			19.3
Other comprehensive loss					(4.2)		(4.2)
Exercise of stock options			1.5				1.5
Share-based compensation			9.3				9.3
Repurchase of stock		(3.7)	(0.2)				(3.9)
Stock held in escrow for business combination			0.2				0.2
Balances as of September 30, 2013	$0.2	$(7.8)	$224.0	$125.4	$(6.4)	$—	$335.4
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
Unless otherwise stated herein, all references to fiscal 2013, fiscal 2012, and fiscal 2011 refer to the Company’s fiscal years ended September 30.
Reclassifications
Certain amounts previously reported have been reclassified to conform to the current period presentation. The reclassifications were made to change the income statement presentation to provide the users of the financial statements additional information related to the operating results of the Company. These reclassifications include reclassifying transaction-based clearing expenses and introducing broker commissions separately from compensation and other expenses, and as components along with interest expense in arriving at net operating revenues. Additionally, travel and business development expenses were previously included in ‘other’ expense. The reclassifications had no effect on consolidated net income or consolidated assets and liabilities.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions relate to fair value measurements for financial instruments and investments, revenue recognition, the provision for potential losses from bad debts, valuation of inventories, valuation of goodwill and intangible assets, incomes taxes and contingencies. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
Foreign Currency Translation
Assets and liabilities recorded in foreign currencies are translated at the exchange rates prevailing on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the period. Gains or losses on translation of the financial statements of a non-United States (“U.S.”) operation, when the functional currency is other than the U.S. dollar, are recorded in other comprehensive income (“OCI”), net of tax, a component of stockholders’ equity. Foreign currency remeasurement gains or losses on transactions in nonfunctional currencies are included in ‘trading gains, net’ in the consolidated income statements.

Cash and Cash Equivalents
The Company considers cash held at banks and all highly liquid investments, including certificates of deposit, which may be withdrawn at any time at the discretion of the Company without penalty, to be cash and cash equivalents. Cash and cash equivalents consist of cash, foreign currency, money market funds and certificates of deposit not deposited with or pledged to exchange-clearing organizations, broker-dealers, clearing organizations or counterparties. The money market funds are valued at period-end at the net asset value provided by the fund’s administrator, which approximates fair value. Certificates of deposit are stated at cost plus accrued interest, which approximates fair value. The Company has an investment policy, which limits the maximum amount placed in any one fund and with any one institution in order to reduce credit risk. The Company does not believe that it is exposed to significant risk on cash and cash equivalents.
Cash, Securities and Other Assets Segregated under Federal and other Regulations
Pursuant to requirements of the Commodity Exchange Act in the U.S. and similarly in the United Kingdom (“UK”), pursuant to the Markets in Financial Instruments Implementing Directive 2006/73/EC underpinning the Client Asset or ‘CASS’ rules in the Financial Services Authority (“FSA”) handbook, funds deposited by customers relating to futures and options-on-futures contracts in regulated commodities must be carried in separate accounts which are designated as segregated customer accounts. The deposits in segregated customer accounts are not commingled with the funds of the Company. Under the FSA’s rules, certain categories of clients may choose to opt-out of segregation. As of September 30, 2013 and 2012, cash, securities and other assets segregated under federal and other regulations consisted of cash held at banks and money market funds of approximately $416.8 million and $284.7 million, respectively, U.S. government securities and federal agency obligations of approximately $19.5 million and $50.5 million, respectively, and commodities warehouse receipts of approximately $13.1 million and $22.3 million, respectively (see fair value measurements discussion in Note 4).
Securities purchased under agreements to resell
The Company has an overnight sweep reverse repurchase agreement program to allow the Company to enter into secured overnight investments (reverse repurchase agreements or reverse repos), which generally provides a higher investment yield than a regular operating account. The reverse repurchase agreements are recorded at amounts at which the securities were initially acquired. It is the policy of the Company to take possession of the securities purchased under agreements to resell. The Company receives U.S. Treasury securities as collateral for the overnight agreements. The securities received are recorded at no more than the lesser of the current fair value of the securities or the net amount to be realized by the Company upon resale of the securities. The maturity of the reverse repurchase agreements is typically one day, at which point the securities are sold and the proceeds are returned to the Company, plus any accrued interest. There were no agreements to resell securities as of September 30, 2013 and 2012.
Deposits and Receivables from Exchange-Clearing Organizations, Broker-dealers, Clearing Organizations and Counterparties, and Payables to Broker-dealers, Clearing Organizations and Counterparties
As required by the regulations of the U.S. Commodity Futures Trading Commission (“CFTC”) and the Markets in Financial Instruments Implementing Directive 2006/73/EC underpinning the CASS rules in the FSA handbook, customer funds received to margin, guarantee, and/or secure commodity futures transactions are segregated and accounted for separately from the general assets of the Company. Under the FSA’s rules, certain categories of clients may choose to opt-out of segregation. Deposits with exchange-clearing organizations, broker-dealers and counterparties pertain primarily to deposits made to satisfy margin requirements on customer and proprietary open futures and options-on-futures positions and to satisfy the requirements set by clearing exchanges for clearing membership. The Company also pledges margin deposit with various counterparties for OTC derivative contracts, and these deposits are also included in deposits and receivables from broker-dealers and counterparties. Deposits with and receivables from exchange-clearing organizations and broker-dealers and counterparties are reported gross, except where a right of offset exists. As of September 30, 2013 and 2012, the Company had cash and cash equivalents on deposit with or pledged to exchange-clearing organizations, broker-dealers and counterparties of $1.0 billion and $0.4 billion, respectively.
These balances also include securities pledged by the Company on behalf of customers and customer-owned securities that are pledged. It is the Company’s practice to include customer owned securities on its consolidated balance sheets, as the rights to those securities have been transferred to the Company under the terms of the futures trading agreement. Securities pledged include U.S. Treasury bills and instruments backed by U.S. government sponsored entities and government-sponsored enterprise backed mortgage-backed securities (“mortgage-backed securities”). The securities that are not customer-owned are adjusted to fair value with associated changes in unrealized gains or losses recorded in OCI, net of tax, until realized, a component of stockholders’ equity. For customer owned securities, the change in fair value is offset against the payable to customers with no impact recognized on the consolidated income statements.
The securities, primarily U.S. Government obligations and mortgage-backed securities, held by FCStone LLC (“FCStone”), a subsidiary of INTL, as collateral or as margin have been deposited with exchange-clearing organizations, broker-dealers or other counterparties. The fair value of these securities was approximately $0.6 billion and $1.3 billion as of September 30, 2013 and 2012, respectively.
Management has considered guidance required by the Transfers and Servicing Topic of the ASC as it relates to securities pledged by customers to margin their accounts. Based on a review of the agreements with the customer, management believes a legal basis exists to support that the transferor surrenders control over those assets if all of the following three conditions are met: (a) the transferred assets have been isolated from the transferor—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (b) each transferee has the right to pledge or exchange the assets (or beneficial interests) it received, and no condition both constrains the transferee (or holder) from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor and (c) the transferor does not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call. Under this guidance, the Company reflects the customer collateral assets and corresponding liabilities in the Company’s consolidated balance sheets as of September 30, 2013 and 2012.
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
Deposits and receivables with exchange-clearing organizations also includes the unrealized gains and losses associated with the customers’ options-on-futures contracts. See discussion in the Financial Instruments and Derivatives section below for additional information on the treatment of derivative contracts. For customer owned derivative contracts, the fair value is offset against the payable to customers with no impact recognized on the consolidated income statements.
Receivable from and Payable to Customers
Receivable from customers, net of the allowance for doubtful accounts, include the total of net deficits in individual exchange-traded and OTC trading accounts carried by the Company. Customer deficits arise from realized and unrealized trading losses on futures, options-on-futures, swaps and forwards and amounts due on cash and margin transactions. Customer deficit accounts are reported gross of customer accounts that contain net credit or positive balances, except where a right of offset exists. Net deficits in individual exchange-traded and OTC trading accounts include both secured and unsecured deficit balances due from customers as of the balance sheet date. Secured deficit amounts are backed by U.S. Treasury bills and notes and commodity warehouse receipts. These U.S Treasury bills and notes and commodity warehouse receipts are not netted against the secured deficit amounts, as the conditions for right of setoff have not been met.
Payable to customers represent the total of customer accounts with credit or positive balances. Customer accounts are used primarily in connection with commodity transactions and include gains and losses on open commodity trades as well as securities and other deposits made as required by the Company or the exchange-clearing organizations or counterparties. Customer accounts with credit or positive balances are reported gross of customer deficit accounts, except where a right of offset exists.
For regulatory purposes, certain customers, which would include persons who are affiliated with the Company or are principals, such as an officer or director, and any person who is materially involved in the management of the Company, are identified as noncustomers. A noncustomer account may not be carried as a customer account due to an affiliation with the Company. In a liquidation event, amounts owed to noncustomers are paid in the same priority as amounts owed to general creditors of the Company. These accounts are also referred to as proprietary accounts. The amounts related to noncustomer accounts are included in ‘payable to customers’ on the consolidated balance sheets.
The future collectability of the receivable from customers can be impacted by the Company’s collection efforts, the financial stability of its customers, and the general economic climate in which it operates. The Company evaluates accounts that it believes may become uncollectible on a specific identification basis, through reviewing daily margin deficit reports, the historical daily aging of the receivables, and by monitoring the financial strength of its customers. The Company may unilaterally close customer trading positions in certain circumstances. In addition, to evaluate customer margining and collateral requirements, customer positions are stress tested regularly and monitored for excessive concentration levels relative to the overall market size.

The Company generally charges off an outstanding receivable balance when all economically sensible means of recovery have been exhausted. That determination considers information such as the occurrence of significant changes in the customer’s financial position such that the customer can no longer pay the obligation, or that the proceeds from collateral will not be sufficient to pay the balance.
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
Physical Commodities Inventory
Physical commodities inventories are stated at the lower of cost or market (“LCM”), using the weighted-average price and first-in first-out costing method. Cost includes finished commodity or raw material and processing costs related to the purchase and processing of inventories.
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation and amortization and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the improvement or the term of the lease, whichever is shorter. Certain costs of software developed or obtained for internal use are capitalized and amortized over the estimated useful life of the software. Expenditures for maintenance, repairs, and minor replacements are charged against earnings, as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in earnings.
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
Identifiable intangible assets subject to amortization are amortized using the straight-line method over their estimated period of benefit, ranging from two to twenty years. Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with the Intangibles – Goodwill and Other Topic of the ASC. Residual value is presumed to be zero. Identifiable intangible assets not subject to amortization are reviewed at each reporting period to reevaluate if the intangible asset’s useful life remains indefinite. Additionally, intangible assets not subject to amortization are tested annually for impairment at the fiscal year-end, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. See Note 10 for discussion of impairments of intangible assets that have been identified during the fiscal years ended September 30, 2013 and 2012.
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
Commodities warehouse receipts are valued at the cash price, or the nearby futures prices in the absence of a cash price, for the commodity based on published market quotes. For commodities warehouse receipts, the change in fair value is offset against the payable to customers with no impact on the consolidated income statements.
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
The Company provides clearing and execution of exchange-traded futures and options-on-futures for middle-market intermediaries, end-users, producers of commodities and the institutional and professional trader market segments. The Company has a subsidiary that is a registered futures commission merchant (“FCM”), clearing on various exchanges. The primary sources of revenues for the Company’s FCM are commissions and clearing fees derived from executing and clearing orders for commodity futures contracts and options-on-futures on behalf of its customers.
The Company also brokers foreign exchange forwards, options and cash, or spot, transactions between customers and external counterparties. A portion of the contracts are arranged on an offsetting basis, limiting the Company’s risk to performance of the two offsetting parties. The offsetting nature of the contracts eliminates the effects of market fluctuations on the Company’s operating results. Due to the Company’s role as a principal participating in both sides of these contracts, the amounts are presented gross on the consolidated balance sheets at their respective fair values, net of offsetting assets and liabilities.
In addition, the Company engages in speculative trading and holds proprietary positions in futures, options, swaps and forward derivatives, including corn, wheat, soybeans, sugar and foreign currency contracts. Since some of the derivatives held or sold by the Company are for speculative trading purposes, these derivative instruments are not designated as hedging instruments and accordingly, the changes in fair value during the period are recorded in the consolidated income statements as a component of ‘trading gains, net’ (see Note 5).
The Company also holds proprietary positions in its foreign exchange line of business. On a limited basis, the Company’s foreign exchange trade desk will accept a customer transaction and will offset that transaction with a similar but not identical position with a counterparty. These unmatched transactions are intended to be short-term in nature and are often conducted to facilitate the most effective transaction for the Company’s customer. These spot and forward contracts are accounted for as free-standing derivatives and reported in the consolidated balance sheets at their fair values. The Company does not seek hedge accounting treatment for these derivatives, and accordingly, the changes in fair value during the period are recorded in the consolidated income statements in ‘trading gains, net’ (see Note 5). In applying the guidance in the Balance Sheet-Offsetting Topic of the ASC, the Company’s accounting policy is such that open contracts with the same customer are netted at the account level, in accordance with netting arrangements in place with each party, as applicable and rights to reclaim cash collateral or obligations to return cash collateral are netted against fair value amounts recognized for derivative instruments with the same customer in accordance with the master netting arrangements in place with each customer.

The Company may lease commodities to or from customers or counterparties, or advance commodities to customers on an unpriced basis, receiving payment when they become priced. These are valued at fair value utilizing the fair value option based on guidance in the Financial Instruments Topic of the ASC. As permitted by the fair value option election, the entire instrument is recorded at fair value in the consolidated balance sheets as a component of ‘financial instruments owned and sold, not yet purchased’. Due to the short term nature of the instruments, the balance of the agreements is not materially different than the recorded fair value. The corresponding change in fair value of the instrument is recognized in the consolidated income statements as a component of ‘trading gains, net’ for the fiscal years ended 2013, 2012 and 2011. The Company does elect to value all of their commodities lease agreements at fair value using the fair value option. See fair value measurements in Note 4.
Exchange Memberships and Stock
The Company is required to hold certain exchange membership seats and exchange firm common stock and pledge them for clearing purposes, in order to provide the Company the right to process trades directly with the various exchanges. Exchange memberships include seats on the Chicago Board of Trade (“CBOT”), the Minneapolis Grain Exchange, the New York Mercantile Exchange (“NYMEX”), the Commodity Exchange, Inc. (“COMEX”) Division of the New York Mercantile Exchange, Mercado de Valores de Buenos Aires S.A. (“MERVAL”), the Chicago Mercantile Exchange (“CME”) Growth and Emerging Markets, InterContinental Exchange, Inc. (“ICE”) Futures US, ICE Europe Ltd and London Metal Exchange (“LME”). Exchange firm common stock include shares of CME Group, Inc., ICE and LME. In December 2012, the CME completed its acquisition of the Board of Trade of Kansas City, Missouri, Inc. (“KCBT”). The Company received proceeds of $1.5 million and recognized a gain of $0.9 million before taxes, in connection with its class A shares of the KCBT held as of September 30, 2012, during the fiscal year ended September 30, 2013.
Exchange memberships and firm common stocks pledged for clearing purposes are recorded at cost, in accordance with U.S. GAAP and CFTC regulations and are included in ‘other assets’ on the consolidated balance sheets. Equity investments in exchange firm common stock not pledged for clearing purposes are classified as available-for-sale and recorded at fair value, with unrealized gains and losses recorded as a component of OCI, net of tax, until realized. Equity investments in exchange firm common stock not pledged for clearing purposes are included in ‘financial instruments owned’ on the consolidated balance sheets.
The cost basis for exchange memberships and firm common stock pledged for clearing purposes was $10.4 million and $10.5 million as of September 30, 2013 and 2012, respectively. The fair value of exchange memberships and firm common stock pledged for clearing purposes was $8.5 million and $8.9 million as of September 30, 2013 and 2012, respectively. The fair value of exchange firm common stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. The Company monitors the fair value of exchange membership seats and firm common stock on a quarterly basis, and does not consider any current unrealized losses on individual exchange memberships to be anything other than a temporary impairment.
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
Business Combinations
Acquisitions during fiscal 2013 and fiscal 2012 are accounted for as business combinations in accordance with the provisions of the Business Combinations Topic of the ASC. Under this accounting guidance most of the assets and liabilities acquired and assumed are measured at fair value as of the acquisition date. Certain contingent liabilities acquired require remeasurement at fair value in each subsequent reporting period. Noncontrolling interests are initially measured at fair value and classified as a separate component of equity. Acquisition related costs, such as fees for attorneys, accountants, and investment bankers, are expensed as incurred and are not capitalized as part of the purchase price. For all acquisitions, regardless of the consummation date, deferred tax assets, valuation allowances, and uncertain tax position adjustments occurring after the measurement period are recorded as a component of income, rather than adjusted through goodwill.

Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. Estimating the fair value of the assets and liabilities acquired requires significant judgment.
Contingent Consideration
The Company estimates and records the acquisition date estimated fair value of contingent consideration as part of purchase price consideration for acquisitions. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration, and any change in fair value is recognized in the consolidated income statement. An increase in the earn-out expected to be paid will result in a charge to operations in the period that the anticipated fair value of contingent consideration increases, while a decrease in the earn-out expected to be paid will result in a credit to operations in the period that the anticipated fair value of contingent consideration decreases. The estimate of the fair value of contingent consideration requires subjective assumptions to be made of future operating results, discount rates, and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect the Company’s future financial results.
Additional Paid-In Capital
The Company’s additional paid-in capital (“APIC”) consists of stockholder contributions that are in excess of par value of common stock. Included in APIC are amounts related to the exercise of stock options, share-based compensation and shares held in escrow.
In September 2010, the Company acquired certain assets of Provident Group (“Provident”). The purchase price for the assets and services of the sellers was $5.0 million. Subsequent to closing, the individual sellers placed the entire purchase price into an escrow account and the funds were used to purchase outstanding shares of the Company on the open market. There were 214,325 shares purchased and placed into escrow as a result of this agreement. The entire purchase price was recorded as a reduction in additional paid in capital as shares held in escrow for business combinations. The shares held in escrow for business combinations will be released to the individual sellers, over a five year period from the date of closing based on net profits, in accordance with the provisions of the acquisition agreement. However, if the terms of the agreement are not met, the remaining shares will be forfeited and the remaining shares and balance in the shares held in escrow for business combinations will be recorded as treasury stock. In accordance with the acquisition agreement, 6,799 and 3,255 shares were earned and subsequently released to the sellers during the years ended September 30, 2013 and 2012, respectively.
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
Trading gains, net include brokerage fees and margins generated from OTC derivative trades executed with customers and other counterparties and are recognized when trades are executed. Trading gains, net also include activities where the Company acts as principal in the purchase and sale of individual securities, currencies, commodities or derivative instruments with customers. These transactions may be offset simultaneously with another customer or counterparty, offset with similar but not identical positions on an exchange, made from inventory, or may be aggregated with other purchases to provide liquidity intraday, for a number of days, or in some cases, particularly the base metals business, even longer periods (during which fair value may fluctuate). In addition, trading gains, net includes activities from the Company’s operations of a proprietary foreign exchange desk which arbitrages the futures and cash markets (see additional discussion in the Financial Instruments and Derivatives policy note for revenue recognition on proprietary trading activities). Net dealer inventory and investment gains are recognized on a trade-date basis and include realized gains or losses and changes in unrealized gains or losses on investments at fair value. Dividend income and dividend expense, on short equity positions, are recognized net, in ‘trading gain, net’ on the ex-dividend date.
Commissions on futures contracts are recognized on a half-turn basis in two equal parts. The first half is recognized when the contract is opened and the second half is recognized when the transaction is closed. Commissions on options-on-futures contracts are generally recognized on a half-turn basis, except that full commissions are recognized on options expected to expire without being exercised or offset. Commissions and fees are charged at various rates based on the type of account, the products traded, and the method of trade. Clearing and transaction fees are charged to customers on a per exchange contract basis based on the trade date. Such fees are for clearing customers’ exchange trades and include fees charged to the Company by the various futures exchanges. See discussion of transaction-based clearing expenses below.
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
Transaction-Based Clearing Expenses
Clearing fees and related expenses include primarily variable expenses for clearing and settlement services, including fees the Company pays to executing brokers, exchanges, clearing organizations and banks. These fees are based on transaction volume, and recorded as expense on the trade date. Clearing fees are passed on to customers and are presented gross in the consolidated statements of income under the Revenue Recognition Topic of the ASC, as the Company acts as a principal for these transactions.
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
The Company had a majority interest in and was the general partner of the Blackthorn Multi-Advisor Fund, LP (the “Blackthorn Fund”), whose assets, liabilities, income and expenses were included in the Company’s consolidated financial statements. During fiscal 2012, the Company redeemed its remaining investment in Blackthorn Fund effective December 31, 2011. As a result of the final redemption, the Company no longer retains any ownership interests in the Blackthorn Fund, has transferred its rights as general partner and deconsolidated its interest in the Blackthorn Fund as of December 31, 2011. The aggregate of the redemption and remaining noncontrolling interest less the carrying amount of the net assets of the Blackthorn Fund resulted in a nominal gain and was recorded as a component of ‘trading gains, net’ in the consolidated income statement for the year ended September 30, 2012, as a result of the deconsolidation.
Preferred Stock
The Company is authorized to issue one million shares of preferred stock, par value of $0.01 per share, in one or more classes or series to be established by the Company’s board of directors. As of September 30, 2013 and 2012, no preferred shares were outstanding and the Company’s board of directors had not yet established any class or series of shares.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of comprehensive income. This guidance eliminates the option to report comprehensive income and its components in the consolidated statement of stockholders’ equity. Under this guidance, an entity can elect to present items of net income and comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, the guidance requires entities to show the effects of items reclassified from accumulated other comprehensive loss to net income on the face of the financial statements. This guidance is effective for fiscal years beginning after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required. This guidance was effective for the Company’s fiscal year 2013. The adoption of this guidance resulted in a change in the presentation of comprehensive income in the Company’s consolidated financial statements.
In December 2011, the FASB issued new guidance on the disclosures about offsetting assets and liabilities. While the FASB retained the existing offsetting models under U.S. GAAP, the new standard requires disclosures to allow investors to better compare and understand significant quantitative differences in financial statements prepared under U.S. GAAP. The new standard is effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective application is required. This guidance is effective for the Company’s fiscal year beginning October 1, 2013. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2014. The adoption of this guidance is expected to change some of the Company’s disclosures in the notes to its consolidated financial statements.
In July 2012, the FASB issued final guidance on indefinite-lived intangible assets impairment testing. Under the guidance, entities testing indefinite-lived intangibles for impairment have the option of first performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. The guidance does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the guidance does not amend the requirement to test indefinite-lived intangible assets for impairment between annual tests if events or circumstances warrant, however, it does revise the examples of events and circumstances that an entity should consider. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company adopted this guidance and it did not have a material impact on the Company’s consolidated financial statements.
In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income requiring new disclosures regarding reclassification adjustments from accumulated other comprehensive income (“AOCI”). ASU No. 2013-02 requires disclosure of amounts reclassified out of AOCI by component. In addition, the entity is required to present, either on the face of the statement where net income is presented or the notes, significant amounts reclassified out of AOCI by the respective line items of net income. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2014. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which addresses the accounting for the cumulative translation adjustment when a parent either sells part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. For public entities, the ASU is effective prospectively for fiscal years, and interim periods, within those years, beginning after December 15, 2013. Early adoption is permitted. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2015. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. For public entities, the ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2015. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.
Note 2 – Restatement of Previously Issued Financial Statements
The Company has restated the consolidated financial statements and other financial information for the fiscal years ended September 30, 2012 and 2011, certain financial information for the fiscal year ended September 30, 2010, and for each of the quarters in the fiscal year ended September 30, 2012. In connection with the preparation of the consolidated financial statements for the fiscal year ended September 30, 2013, the Company identified errors in the reconciliation of the Company’s subsidiary INTL FCStone Markets, LLC’s accounting records to its back office system which occurred in 2012, 2011 and 2010. Corrections made by the Company related to these errors in aggregate resulted in a reduction in net income of $5.9 million collectively for the years ended September 30, 2012, 2011 and 2010. The correction of these errors had no impact on the net cash flows related to operating activities, investing activities, or financing activities in the Company’s previously reported consolidated statements of cash flows for the fiscal years ended September 30, 2012 and 2011.
Financial Statement Presentation
The prior period consolidated balance sheet included in this filing has been restated to reflect the correction of these reconciliation errors noted above. The impact of the correction of the reconciliation errors to the Company’s previously reported consolidated balance sheet as of September 30, 2012 is summarized below.

(in millions)	As of September 30, 2012
	(As Reported)	Cumulative Prior Period Adjustments	FY 2012 Adjustment	(As Restated)
Deposits with and receivables from broker-dealers, clearing organizations and counterparties	$127.4	(7.1)	(3.5)	$116.8
Income taxes receivable	$11.9	2.3	1.3	$15.5
Goodwill and intangible assets, net	$54.7	1.1	—	$55.8
Total assets	$2,958.9	(3.7)	(2.2)	$2,953.0
Total liabilities	$2,639.8	—	—	$2,639.8
Retained earnings	$112.0	(3.7)	(2.2)	$106.1
Total stockholders’ equity	$319.1	(3.7)	(2.2)	$313.2
Total liabilities and stockholders’ equity	$2,958.9	(3.7)	(2.2)	$2,953.0
The prior period consolidated income statements included in this filing have been restated to reflect the correction of these reconciliation errors, which impact “trading gains, net” revenues and “income tax expense”. In addition, the prior period consolidated income statements have been revised to reflect the immaterial correction of certain intercompany physical sales which were not correctly eliminated from the consolidated income statements, resulting in a gross-up of sales of physical commodities and cost of sales of physical commodities. This gross-up does not impact operating revenues or net income.
The prior period consolidated statements of stockholders’ equity included in this filing have been restated as of October 1, 2010 for the cumulative overstatement of retained earnings prior to fiscal year 2011 arising from these errors in the amount of $1.2 million.
We have reflected the correction of these reconciliation errors in our consolidated financial statements for each of the quarterly periods in the year ended September 30, 2012 as presented in Note 21 - Quarterly Financial Information (Unaudited).

Immaterial Correction of Errors in Previously Reported Consolidated Financial Statements
The Company has made an immaterial correction relating to the reconciliation errors for the three months ended June 30, 2013 resulting in an aggregate increase in net income of $0.5 million. The Company has also made immaterial corrections relating to errors involving certain intercompany physical sales which were not correctly eliminated from the consolidated income statements, for the quarterly periods ended December 31, 2012, March 31, 2013, and June 30, 2013. These immaterial corrections did not impact operating revenues or net income.
The impact of the correction of these errors to the Company's previously reported consolidated income statements for fiscal years ended September 30, 2012 and 2011 is summarized as follows:

	Consolidated Income Statement Information for the Year Ended September 30,
(in millions, except share and per share amounts)	2012			2011
	(As Reported)	Adjustment	(As Restated)	(As Reported)	Adjustment	(As Restated)
Sales of physical commodities	$68,812.5	(1,297.8)	$67,514.7	$75,123.4	(2,602.2)	$72,521.2
Trading gains, net	$248.4	(3.5)	$244.9	$205.7	(4.1)	$201.6
Total revenues	$69,260.6	(1,301.3)	$67,959.3	$75,497.6	(2,606.3)	$72,891.3
Cost of sales of physical commodities	$68,802.9	(1,297.8)	$67,505.1	$75,074.4	(2,602.2)	$72,472.2
Operating revenues	$457.7	(3.5)	$454.2	$423.2	(4.1)	$419.1
Net operating revenues	$309.7	(3.5)	$306.2	$312.3	(4.1)	$308.2
Income from continuing operations, before tax	$19.3	(3.5)	$15.8	$59.5	(4.1)	$55.4
Income tax expense	$4.4	(1.3)	$3.1	$22.5	(1.6)	$20.9
Net income attributable to INTL FCStone Inc. common stockholders	$15.0	(2.2)	$12.8	$37.3	(2.5)	$34.8
Comprehensive income	$18.7	(2.2)	$16.5	$34.3	(2.5)	$31.8
Basic earnings per share	$0.79	(0.12)	$0.67	$2.07	(0.14)	$1.93
Diluted earnings per share	$0.75	(0.11)	$0.64	$1.96	(0.13)	$1.83
Note 3 – Earnings per Share
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

	Year Ended September 30,
(in millions, except share amounts)	2013	2012	2011
		(As Restated)	(As Restated)
Numerator:
Income from continuing operations attributable to INTL FCStone Inc. stockholders	$19.3	$12.8	$34.6
Less: Allocation to participating securities	(0.8)	(0.5)	(0.9)
Income from continuing operations allocated to common stockholders	$18.5	$12.3	$33.7
Income from discontinued operations	$—	$—	$0.2
Less: Allocation to participating securities	—	—	—
Income from discontinued operations allocated to common stockholders	$—	$—	$0.2
Diluted net income	$19.3	$12.8	$34.8
Less: Allocation to participating securities	(0.8)	(0.5)	(0.9)
Diluted net income allocated to common stockholders	$18.5	$12.3	$33.9
Denominator:
Weighted average number of:
Common shares outstanding	18,443,233	18,282,939	17,618,085
Dilutive potential common shares outstanding:
Share-based awards	625,264	873,960	949,369
Diluted weighted-average shares	19,068,497	19,156,899	18,567,454
The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the ASC.
Options to purchase 1,447,688, 1,157,601 and 386,031 shares of common stock for fiscal years ended 2013, 2012 and 2011, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.
Note 4 – Assets and Liabilities, at Fair Value
The Company’s financial and nonfinancial assets and liabilities reported at fair value are included in the following captions on the consolidated balance sheets:

•	Cash and cash equivalents

•	Cash, securities and other assets segregated under federal and other regulations

•	Deposits and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties

•	Financial instruments owned

•	Accounts payable and other accrued liabilities

•	Payable to customers

•	Payable to broker-dealers, clearing organizations and counterparties

•	Financial instruments sold, not yet purchased
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
The majority of financial assets and liabilities on the consolidated balance sheets are reported at fair value. Cash is reported at the balance held at financial institutions. Cash equivalents includes money market funds, which are valued at period-end at the net asset value provided by the fund’s administrator, and certificates of deposit, which are stated at cost plus accrued interest, which approximates fair value. Cash, securities and other assets segregated under federal and other regulations include the value of cash collateral as well as the value of other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and commodities warehouse receipts. Deposits with and receivables from exchange-clearing organizations and broker-dealers, clearing organizations and counterparties and payable to customers and broker-dealers, clearing organizations and counterparties include the value of cash collateral as well as the value of money market funds and other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and mortgage-backed securities. These balances also include the fair value of exchange-traded futures and options-on-futures and exchange-cleared swaps and options determined by prices on the applicable exchange. Financial instruments owned and sold, not yet purchased include the value of U.S. and foreign government obligations, corporate debt securities, derivative financial instruments, commodities, mutual funds and investments in managed funds. The fair value of exchange common stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. Payables to lenders under loans carry variable rates of interest and thus approximate fair value. The fair value of the Company’s senior unsecured notes is estimated to be $46.4 million (carrying value of $45.5 million) as of September 30, 2013, based on the transaction prices at public exchanges for the same or similar issues.
The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2013 and 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
Cash equivalents, securities, commodities warehouse receipts, derivative financial instruments and contingent liabilities are carried at fair value, on a recurring basis, and are classified and disclosed into three levels in the fair value hierarchy. The Company did not have any fair value adjustments for assets or liabilities measured at fair value on a non-recurring basis during the years ended September 30, 2013 and 2012. The three levels of the fair value hierarchy under the Fair Value Measurements and Disclosures Topic of the ASC are:
Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Level 1 consists of financial assets and liabilities whose fair values are estimated using quoted market prices. Included in Level 1 are money market funds, certificates of deposit, commodities warehouse receipts, common stock and American Depositary Receipts (“ADRs”), some U.S. and foreign obligations, equity investments in exchange firms, some mutual funds, as well as futures and options-on-futures contracts traded on national exchanges, exchange-cleared swaps and options which are valued using exchange closing prices, and OTC swaps and options contracts using quoted prices from national exchanges in which the Company executes transactions for customer and proprietary accounts;
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

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of September 30, 2013 and September 30, 2012 by level in the fair value hierarchy. There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2013 and 2012.

	September 30, 2013
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Money market funds	$0.1	$—	$—	$—	$0.1
Certificate of deposits	2.9	—	—	—	2.9
Unrestricted cash equivalents	3.0	—	—	—	3.0
Money market funds	75.0	—	—	—	75.0
Commodities warehouse receipts	13.1	—	—	—	13.1
U.S. government obligations	—	19.5	—	—	19.5
Securities and other assets segregated under federal and other regulations	88.1	19.5	—	—	107.6
Money market funds	841.4	—	—	—	841.4
U.S. government obligations	—	594.8	—	—	594.8
Mortgage-backed securities	—	5.3	—	—	5.3
Derivatives	2,263.2	—	—	(2,333.0)	(69.8)
Deposits and receivables from exchange-clearing organizations	3,104.6	600.1	—	(2,333.0)	1,371.7
U.S. government obligations	—	—	—	—	—
Derivatives	1.8	0.2	—	(15.1)	(13.1)
Deposits and receivables from broker-dealers, clearing organizations and counterparties - derivatives	1.8	0.2	—	(15.1)	(13.1)
Common and preferred stock and American Depositary Receipts (“ADRs”)	49.3	19.8	0.7	—	69.8
Exchangeable foreign ordinary equities and ADRs	36.7	—	—	—	36.7
Corporate and municipal bonds	0.1	—	3.5	—	3.6
U.S. government obligations	—	0.3	—	—	0.3
Foreign government obligations	7.7	—	—	—	7.7
Derivatives	173.6	440.6	—	(592.3)	21.9
Commodities leases	—	56.1	—	(50.0)	6.1
Commodities warehouse receipts	4.0	—	—	—	4.0
Exchange firm common stock	4.4	—	—	—	4.4
Mutual funds and other	4.0	—	—	—	4.0
Financial instruments owned	279.8	516.8	4.2	(642.3)	158.5
Total assets at fair value	$3,477.3	$1,136.6	$4.2	$(2,990.4)	$1,627.7
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$9.6	$—	$9.6
Payable to customers - derivatives	2,328.2	—	—	(2,328.2)	—
Common and preferred stock and ADRs	82.9	16.6	—	—	99.5
Exchangeable foreign ordinary equities and ADRs	8.7	—	—	—	8.7
Derivatives	174.0	473.2	—	(616.5)	30.7
Commodities leases	—	85.5	—	(44.5)	41.0
Financial instruments sold, not yet purchased	265.6	575.3	—	(661.0)	179.9
Total liabilities at fair value	$2,593.8	$575.3	$9.6	$(2,989.2)	$189.5

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.

	September 30, 2012
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Money market funds	$0.1	$—	$—	$—	$0.1
Certificate of deposits	10.4	—	—	—	10.4
Unrestricted cash equivalents	10.5	—	—	—	10.5
Commodities warehouse receipts	22.3	—	—	—	22.3
U.S. government obligations	—	50.5	—	—	50.5
Securities and other assets segregated under federal and other regulations	22.3	50.5	—	—	72.8
Money market funds	335.1	—	—	—	335.1
U.S. government obligations	—	1,318.3	—	—	1,318.3
Mortgage-backed securities	—	7.0	—	—	7.0
Derivatives	3,344.3	—	—	(3,494.7)	(150.4)
Deposits and receivables from exchange-clearing organizations	3,679.4	1,325.3	—	(3,494.7)	1,510.0
Derivatives	0.7	5.0	—	(6.4)	(0.7)
Deposits and receivables from broker-dealers, clearing organizations and counterparties - derivatives	0.7	5.0	—	(6.4)	(0.7)
Common and preferred stock and American Depositary Receipts (“ADRs”)	17.8	5.6	0.9	—	24.3
Exchangeable foreign ordinary equities and ADRs	10.0	—	—	—	10.0
Corporate and municipal bonds	0.3	0.6	3.6	—	4.5
U.S. government obligations	—	0.3	—	—	0.3
Foreign government obligations	14.8	—	—	—	14.8
Derivatives	315.6	785.3	—	(1,047.0)	53.9
Commodities leases	—	135.2	—	(93.1)	42.1
Commodities warehouse receipts	7.5	—	—	—	7.5
Exchange firm common stock	3.4	9.0	—	—	12.4
Mutual funds and other	1.9	—	—	—	1.9
Financial instruments owned	371.3	936.0	4.5	(1,140.1)	171.7
Total assets at fair value	$4,084.2	$2,316.8	$4.5	$(4,641.2)	$1,764.3
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$14.8	$—	$14.8
Payable to customers - derivatives	3,562.3	—	—	(3,562.3)	—
Common and preferred stock and ADRs	16.4	5.9	—	—	22.3
Exchangeable foreign ordinary equities and ADRs	5.7	—	—	—	5.7
Derivatives	338.1	775.2	—	(1,068.7)	44.6
Commodities leases	—	220.0	—	(117.2)	102.8
Financial instruments sold, not yet purchased	360.2	1,001.1	—	(1,185.9)	175.4
Total liabilities at fair value	$3,922.5	$1,001.1	$14.8	$(4,748.2)	$190.2

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.
Realized and unrealized gains and losses are included in ‘trading gains, net’ in the consolidated income statements.

Information on Level 3 Financial Assets and Liabilities
The Company’s financial assets at fair value classified within level 3 of the fair value hierarchy as of September 30, 2013 and 2012 are summarized below:

(in millions)	September 30, 2013	September 30, 2012
Total level 3 assets	$4.2	$4.5
Level 3 assets for which the Company bears economic exposure	$4.2	$4.5
Total assets	$2,848.0	$2,953.0
Total financial assets at fair value	$1,627.7	$1,764.3
Total level 3 assets as a percentage of total assets	0.1%	0.2%
Level 3 assets for which the Company bears economic exposure as a percentage of total assets	0.1%	0.2%
Total level 3 assets as a percentage of total financial assets at fair value	0.3%	0.3%
The following tables set forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the fiscal years ended September 30, 2013 and 2012, including a summary of unrealized gains (losses) during the fiscal year ended on the Company’s level 3 financial assets and liabilities still held as of September 30, 2013.

	Level 3 Financial Assets and Financial Liabilities For the Year Ended September 30, 2013
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/ issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common and preferred stock and ADRs	$0.9	$—	$(0.2)	$—	$—	$—	$0.7
Corporate and municipal bonds	3.6	—	(0.1)	—	—	—	3.5
	$4.5	$—	$(0.3)	$—	$—	$—	$4.2
Liabilities:
Contingent liabilities	$14.8	$—	$2.6	$5.6	$(13.4)	$—	$9.6

	Level 3 Financial Assets and Financial Liabilities For the Year Ended September 30, 2012
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/ issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common and preferred stock and ADRs	$1.1	$—	$(0.2)	$—	$—	$—	$0.9
Corporate and municipal bonds	3.6	—	—	—	—	—	3.6
Mutual funds and other	0.4	(0.4)	—	—	—	—	—
	$5.1	$(0.4)	$(0.2)	$—	$—	$—	$4.5
Liabilities:
Contingent liabilities	$22.3	$—	$2.0	$0.1	$(9.6)	$—	$14.8
In accordance with the Fair Value MeasurementsTopic of the ASC, the Company has estimated on a recurring basis each period the fair value of debentures issued by a single asset owning company of Suriwongse Hotel located in Chiang Mai, Thailand. As of September 30, 2013, the Company’s investment in the hotel is $3.5 million, and included within the corporate and municipal bonds classification in the level 3 financial assets and financial liabilities tables. The Company has classified its investment in the hotel within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. These cash flows are discounted employing present value techniques. The Company estimates the fair value of its investment in these debentures by using a management-developed forecast, which is based on the income approach. During the year ended September 30, 2011, the Company recorded a loss of $1.7 million, representing an other than temporary impairment. The Company continues to monitor the hotel renovation process and evaluate the fair value of the debentures. There has been no significant change in the fair value of the debentures, and no additional loss has been recognized during the years ended September 30, 2013 and 2012.

The Company is required to make additional future cash payments based on certain financial performance measures of its acquired businesses. The Company is required to remeasure the fair value of the cash earnout arrangements on a recurring basis in accordance with the guidance in the Business Combinations Topic of the ASC. The Company has classified its liabilities for the contingent earnout arrangements within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. The estimated fair value of the contingent purchase consideration is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted employing present value techniques in arriving at fair value. The discount rate was developed using market participant company data and there have been no significant changes in the discount rate environment. From the dates of acquisition to September 30, 2013, certain acquisitions have had changes in the estimates of undiscounted cash flows, based on actual performances fluctuating from estimates. During the fiscal years ended September 30, 2013 and 2012, the fair value of the contingent consideration increased $2.6 million and $2.0 million, with the corresponding expense classified as ‘other’ in the consolidated income statements.
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
On March 31, 2013, the commodities market experienced downward limit price movements on certain commodities. As a result, certain exchange-traded derivative contracts, which would normally be valued using quoted market prices and classified as level 1 within the fair value hierarchy, were priced using a valuation model using observable inputs. Due to the change in valuation techniques because of the limit moves, some derivative assets and liabilities were classified as level 2 at March 31, 2013. Such derivative assets and liabilities were valued using quoted market prices, and as such, were classified as level 1 as of June, 30, 2013, September 30, 2013 and prior to March 31, 2013. There were no significant similar occurrences of upward or downward limit price movements during the year ended September 30, 2012 and the derivative assets and liabilities were valued using quoted market prices as of the respective quarter ends in fiscal year 2012 and as such were classified as level 1.
Except as described above, the Company did not have any additional significant transfers between level 1 and level 2 fair value measurements for the fiscal years ended September 30, 2013 and 2012.
The Company has classified equity investments in exchange firms’ common stock not pledged for clearing purposes as available-for-sale. The investments are recorded at fair value, with unrealized gains and losses recorded, net of taxes, as a component of OCI until realized. As of September 30, 2013, the cost and fair value of the equity investments in exchange firms is $3.7 million and $4.4 million, respectively. As of September 30, 2012, the cost and fair value of the equity investments in exchange firms is $4.4 million and $12.4 million, respectively.
In June 2012, the board of LME Holdings Limited (“LME Holdings”), the parent company of The London Metal Exchange (“LME”), entered into a framework agreement regarding the terms of a recommended cash offer for the entire issued and outstanding ordinary share capital of LME Holdings. In July 2012, the shareholders of LME Holdings approved the sale of LME Holdings to the Hong Kong Exchanges & Clearing Limited. In December 2012, the Company received proceeds of $8.6 million from the sale of its shares in the LME. The shares of the LME were previously held by the Company as available-for-sale and the unrealized gain for those shares was reflected in OCI. For the fiscal year ended September 30, 2013, the Company reclassified the unrealized gain remaining in AOCI of approximately $6.3 million, net of income tax expense of $2.0 million, into the current period earnings.
In December 2012, the Company sold its exchange membership seats in the Board of Trade of Kansas City, Missouri, Inc. (“KCBT”), in connection with the acquisition of the KCBT by Chicago Mercantile Exchange (“CME”). The Company was required to hold these exchange membership seats for clearing purposes and, as a result, the associated KCBT shares were being held at cost on the consolidated balance sheet. The Company received proceeds of $1.5 million and recognized a gain of $0.9 million before taxes, during the fiscal year ended September 30, 2013, in connection with the sale of these seats.
The Company has unrealized losses of $0.5 million, net of income tax benefit of $0.3 million and unrealized gains of $6.2 million, net of income tax expense of $2.0 million in OCI related to U.S. government obligations, mortgage-backed securities and the remaining equity investments in exchange firms classified as available-for-sale securities as of September 30, 2013 and 2012, respectively. The Company monitors the fair value of exchange common stock on a periodic basis, and does not consider any current unrealized losses to be anything other than temporary impairment.

The following tables summarize the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses of the Company’s investment securities classified as available-for-sale as of September 30, 2013 and September 30, 2012:

September 30, 2013
Amounts included in deposits with and receivables from exchange-clearing organizations:
	Amortized Cost	Unrealized Holding (1)		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$568.5	$—	$—	$568.5
Mortgage-backed securities	5.2	0.1	—	5.3
	$573.7	$0.1	$—	$573.8

(1)	Unrealized gain/loss on U.S. government obligations as of September 30, 2013, is less than 0.1 million.

September 30, 2012
Amounts included in deposits with and receivables from exchange-clearing organizations:
	Amortized Cost	Unrealized Holding (1)		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$1,298.9	$—	$—	$1,298.9
Mortgage-backed securities	6.8	0.1	—	6.9
	$1,305.7	$0.1	$—	$1,305.8

(1)	Unrealized gain/loss on U.S. government obligations as of September 30, 2012, is less than 0.1 million.
As of September 30, 2013 and September 30, 2012, investments in debt securities classified as available-for-sale (AFS) mature as follows:

September 30, 2013
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$568.5	$—	$568.5
Mortgage-backed securities	—	5.3	5.3
	$568.5	$5.3	$573.8

September 30, 2012
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$1,298.9	$—	$1,298.9
Mortgage-backed securities	—	6.9	6.9
	$1,298.9	$6.9	$1,305.8
Except as discussed previously, there were no other sales of AFS Securities during years ended September 30, 2013 and September 30, 2012, and as a result, no additional realized gains or losses were recorded for the years ended September 30, 2013 and September 30, 2012.
For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.
Note 5 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements as of September 30, 2013 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to September 30, 2013. The total of $179.9 million as of September 30, 2013 includes $30.7 million for derivative contracts, which represent a liability to the Company based on their fair values as of September 30, 2013.

Derivatives
The Company utilizes derivative products in its trading capacity as a dealer in order to satisfy client needs and mitigate risk. The Company manages risks from both derivatives and non-derivative cash instruments on a consolidated basis. The risks of derivatives should not be viewed in isolation, but in aggregate with the Company’s other trading activities. The majority of the Company’s derivative positions are included in the consolidating balance sheets in ‘financial instruments owned, at fair value’, ‘deposits and receivables from exchange-clearing organizations’ and ‘financial instruments sold, not yet purchased, at fair value’.
The Company employs an interest rate risk management strategy that uses derivative financial instruments in the form of interest rate swaps to manage a portion of the aggregate interest rate position. The Company’s objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap the resulting variable interest earnings into the medium-term interest stream, by using a strip of interest rate swaps that mature every quarter, in order to achieve the two year moving average of the two year swap rate. The risk mitigation of these interest rate swaps is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC, and as a result they are recorded at fair value, with changes in the marked-to-market valuation of the financial instruments recorded in ‘trading gains, net’ in the consolidated income statements. At September 30, 2012, the Company had $765.0 million in notional principal of interest rate swaps outstanding with a weighted-average remaining life of 6 months. The last remaining interest rate swap expired in the fourth quarter of 2013. The Company did not have any interest rate swaps outstanding at September 30, 2013.
Listed below are the fair values of the Company’s derivative assets and liabilities as of September 30, 2013 and 2012. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	September 30, 2013		September 30, 2012
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$2,036.6	$2,046.3	$3,325.6	$3,565.3
OTC commodity derivatives	481.4	484.9	823.6	841.4
Exchange-traded foreign exchange derivatives	89.3	104.2	63.0	47.7
OTC foreign exchange derivatives	132.3	162.3	215.4	196.6
Exchange-traded interest rate derivatives	4.3	36.0	0.9	2.6
OTC interest rate derivatives	—	—	1.6	—
Equity index derivatives	135.5	141.7	20.8	22.0
Gross fair value of derivative contracts	2,879.4	2,975.4	4,450.9	4,675.6
Impact of netting and collateral	(2,940.4)	(2,944.7)	(4,548.1)	(4,631.0)
Total fair value included in ‘Deposits and receivables from exchange-clearing organizations’	$(69.8)		$(150.4)
Total fair value included in ‘Deposits and receivables from broker-dealers, clearing organizations and counterparties’	$(13.1)		$(0.7)
Total fair value included in ‘Financial instruments owned, at fair value’	$21.9		$53.9
Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$30.7		$44.6

(1)	As of September 30, 2013 and 2012, the Company’s derivative contract volume for open positions was approximately 4.1 million and 4.1 million contracts, respectively.
The Company’s derivative contracts are principally held in its Commodities and Risk Management Services (“C&RM”) segment. The Company assists its C&RM segment customers in protecting the value of their future production by entering into option or forward agreements with them on an OTC basis. The Company also provides its C&RM segment customers with option products, including combinations of buying and selling puts and calls. The Company mitigates its risk by generally offsetting the customer’s transaction simultaneously with one of the Company’s trading counterparties or will offset that transaction with a similar but not identical position on the exchange. The risk mitigation of these offsetting trades is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC. These derivative contracts are traded along with cash transactions because of the integrated nature of the markets for these products. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies. In particular, the risks related to derivative positions may be partially offset by inventory, unrealized gains in inventory or cash collateral paid or received.
The following table sets forth the Company’s net gains (losses) related to derivative financial instruments for the fiscal years ended September 30, 2013, 2012 and 2011, in accordance with the Derivatives and Hedging Topic of the ASC. The net gains (losses) set forth below are included in ‘trading gains, net’ in the consolidated income statements.

	Year Ended September 30,
(in millions)	2013	2012	2011
		(As Restated)	(As Restated)
Commodities	$84.6	$62.3	$32.8
Foreign exchange	11.6	10.4	15.0
Interest rate	0.1	1.4	3.5
Net gains from derivative contracts	$96.3	$74.1	$51.3
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
The Company is a party to financial instruments in the normal course of its business through customer and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the execution of orders for commodity futures, options-on-futures and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held as of September 30, 2013 and September 30, 2012 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting, or customer agreements which reduce the exposure to the Company.
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

Note 6 – Receivables From Customers, Net and Notes Receivable, Net
Receivables from customers, net and notes receivable, net include an allowance for bad debts, which reflects the Company’s best estimate of probable losses inherent in the receivables from customers and notes receivable. The Company provides for an allowance for doubtful accounts based on a specific-identification basis. The Company continually reviews its allowance for bad debts. The allowance for doubtful accounts related to receivables from customers was $1.1 million and 0.9 million as of September 30, 2013 and 2012, respectively. The allowance for doubtful accounts related to notes receivable was $0.1 million as of September 30, 2013 and 2012.
During the year ended September 30, 2013, the Company recorded bad debt expense, net of recoveries, of $0.7 million, including provision increases of $0.2 million and direct write-offs of $0.6 million, offset by recoveries of $0.1 million. The provision increases during fiscal 2013 were primarily related to customer deficits in the C&RM segment, and the direct write-offs were primarily related to investment banking advisory services in the Securities segment.
During the year ended September 30, 2012, the Company recorded bad debt expense, net of recoveries, of $0.7 million, including provision increases of $0.5 million and direct write-offs of $0.3 million, offset by recoveries of $0.1 million. The provision increase during fiscal 2012 was primarily related to customer deficits in the C&RM segment. During fiscal 2012, the Company charged-off receivables on consigned gold transactions of $8.5 million and CES customer deficits of $2.7 million, which were all fully reserved.
During the year ended September 30, 2011, the Company recorded bad debt expense, net of recoveries, of $4.5 million, including provision increases of $6.8 million and direct write-offs of $1.4 million, offset by recoveries of $3.7 million. The provision increase during fiscal 2011 was primarily related to credit losses recognized on consigned gold transactions, in the C&RM segment, and a clearing customer deficit account in the CES segment. During fiscal 2011, the Company recovered $3.7 million of bad debt expense related to collection of a previous customer account deficit, in the C&RM segment, and collection following a settlement relating to a disputed trade, in the CES segment, that was “given-up” to FCStone, LLC during the quarter ended June 30, 2010 by another FCM. During fiscal 2011, the Company charged off $111.5 million of note receivable which was fully reserved. The remaining notes receivable related to these customer account deficits is $0.7 million, and the Company expects to collect the remaining amounts from the introducing broker, by withholding commissions due on future revenues collected by the Company, although no assurance can be given as to the timing of collection.
Activity in the allowance for doubtful accounts and notes for the years ended September 30, 2013, 2012 and 2011 was as follows:

(in millions)	2013	2012	2011
Balance, beginning of year	$1.0	$11.9	$119.2
Provision for bad debts	0.2	0.4	7.2
Transfer in (1)	—	—	2.5
Deductions:
Charge-offs	—	(11.2)	(113.3)
Recoveries	—	(0.1)	(3.7)
Balance, end of year	$1.2	$1.0	$11.9

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

The Company originates short-term notes receivable from customers with the outstanding balances being insured 90% to 98% by a third party, including accrued interest. The total balance outstanding under insured notes receivable was $21.1 million and $10.2 million as of September 30, 2013 and 2012, respectively. The Company has sold $18.7 million and $0.8 million of the insured portion of the notes through non-recourse participation agreements with other third parties as of September 30, 2013 and 2012, respectively.
See discussion of notes receivable related to commodity repurchase agreements in Note 14.

Note 7 – Physical Commodities Inventory
The carrying values of the Company’s inventory as of September 30, 2013 and 2012 are shown below.

(in millions)	September 30, 2013	September 30, 2012
Commodities in process	$—	$13.6
Finished commodities	59.0	118.0
Physical commodities inventory	$59.0	$131.6
As a result of declining market prices for some commodities towards the end of the fiscal year, the Company has recorded LCM adjustments for physical commodities inventory of $0.9 million and $0.4 million as of September 30, 2013 and 2012, respectively. The adjustments are included in ‘cost of sales of physical commodities’ in the consolidated income statements.
Note 8 – Property and Equipment, net
Property and equipment are stated at cost, and reported net of accumulated depreciation on the consolidated balance sheets. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from 3 to 10 years. During the fiscal years ended September 30, 2013, 2012 and 2011, depreciation expense was $5.8 million, $4.7 million and $2.4 million, respectively.
A summary of property and equipment, at cost less accumulated depreciation as of September 30, 2013 and 2012 is as follows:

(in millions)	September 30, 2013	September 30, 2012
Property and equipment:
Furniture and fixtures	$6.0	$6.3
Software	6.0	3.9
Equipment	10.2	9.3
Leasehold improvements	9.6	9.0
Total property and equipment	31.8	28.5
Less accumulated depreciation	(14.3)	(9.6)
Property and equipment, net	$17.5	$18.9
Note 9 – Goodwill
During the fiscal years ended September 30, 2013 and 2012, the Company recognized $2.8 million and $1.1 million, respectively, in additional goodwill related to acquisitions. See discussion in Note 19 related to the additional goodwill recorded for the Company’s acquisitions.
Goodwill allocated to the Company’s operating segments as of September 30, 2013 and 2012 is as follows:

(in millions)	September 30, 2013	September 30, 2012
		(As Restated)
Commodity and Risk Management Services	$33.1	$33.1
Foreign Exchange	6.3	6.3
Securities	8.1	5.3
Goodwill	$47.5	$44.7
Note 10 – Intangible Assets
Intangible assets of $2.8 million, attributed to customer relationships, acquired during the fiscal year ended September 30, 2013 relate to an acquisition, as discussed in Note 19.

The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows:

	September 30, 2013			September 30, 2012
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Noncompete agreement	$3.7	$(3.7)	$—	$3.7	$(3.0)	$0.7
Trade name	0.7	(0.7)	—	0.7	(0.5)	0.2
Software programs/platforms	2.2	(1.5)	0.7	2.2	(1.0)	1.2
Customer base	12.4	(2.6)	9.8	9.6	(1.8)	7.8
	19.0	(8.5)	10.5	16.2	(6.3)	9.9
Intangible assets not subject to amortization
Trade name	1.1	—	1.1	1.2	—	1.2
Total intangible assets	$20.1	$(8.5)	$11.6	$17.4	$(6.3)	$11.1
Amortization expense related to intangible assets was $2.2 million, $2.5 million, and $2.3 million for the fiscal years ended 2013, 2012 and 2011, respectively.
As of September 30, 2013, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2014	$1.4
Fiscal 2015	1.0
Fiscal 2016	0.7
Fiscal 2017	0.7
Fiscal 2018	0.7
Fiscal 2019 and thereafter	6.0
$10.5
During the fiscal years ended September 30, 2013 and 2012, as part of the annual goodwill and intangible assets impairment analysis, the Company assessed the value of the indefinite-lived trade names related to previous acquisitions and determined that the value of the Hanley Companies, Hencorp Futures and Provident Group trade names had been impaired during those years. The Company discontinued the use of those trade names, which impaired the value of the previously recorded intangible assets. The remaining value, if any, of the trade names was determined based on the income approach utilizing projected sales, an estimated royalty rate and discount rate.
The Company recorded impairment losses for the trade names of $0.1 million and $0.8 million, in ‘bad debts and impairments’ on the consolidated income statements, during the fiscal years ended September 30, 2013 and 2012. During fiscal year 2012, the Company determined that the remaining value of the Hencorp Futures trade name was no longer an indefinite-lived intangible asset. The remaining value of the Hencorp Futures trade name of $0.1 million was amortized over a one year period. The Hanley Companies, Hencorp Futures and Provident Group trade names were recorded in the CR&M and Securities segments, respectively.
Note 11 – Credit Facilities
Variable-Rate Credit Facilities
The Company has three committed credit facilities under which the Company and its subsidiaries may borrow up to $290.0 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities are short term borrowings and carry variable rates of interest, thus approximating fair value. The Company’s credit facilities are as follows:
A three-year syndicated committed loan facility established on September 20, 2013 under which $140 million is available to the Company for general working capital requirements. The line of credit is secured by a pledge of shares held in certain of the Company’s subsidiaries. Unused portions of the loan facility require a commitment fee of 0.625% on the unused commitment. Borrowings under the facility bear interest at the Eurodollar Rate, as defined, plus 3.00% or Base Rate, as defined, plus 2.00%, and averaged 3.72% as of September 30, 2013. The agreement contains financial covenants related to consolidated tangible net worth, consolidated domestic tangible net worth, consolidated interest coverage ratio and consolidated net unencumbered liquid assets, as defined. The Company was in compliance with these financial covenants as of September 30, 2013. The agreement also includes a non-financial covenant that requires the Company to provide audited financial statements for the fiscal year ended September 30, 2013 within ninety days after the end of the fiscal year. The Company was unable to deliver the audited financial statements within the required time period. The Company requested and was granted a waiver from the lenders, dated December 23, 2013, extending the time period the Company has to provide the audited financial statements through January 31, 2014. The Company paid debt issuance costs of $1.5 million in connection with the issuance of this credit facility, which are being amortized over the thirty-six month term of the facility.
An unsecured syndicated committed line of credit, established on June 21, 2010 and renewed by amendment on April 11, 2013, under which $75 million is available to the Company’s subsidiary, FCStone, LLC to provide short term funding of margin to commodity exchanges as necessary. This line of credit is subject to annual review, and the continued availability of this line of credit is subject to FCStone, LLC’s financial condition and operating results continuing to be satisfactory as set forth in the agreement. Unused portions of the margin line require a commitment fee of 0.50% on the unused commitment. Borrowings under the margin line are on a demand basis and bear interest at the Base Rate, as defined, plus 2.00%, which was 5.25% as of September 30, 2013. The agreement contains financial covenants related to FCStone, LLC’s tangible net worth, leverage ratio, and net capital, as defined. FCStone, LLC was in compliance with these covenants as of September 30, 2013. The facility is guaranteed by the Company.
A syndicated committed borrowing facility established on August 10, 2012, and amended on July 30, 2013, under which $75.0 million is available to the Company’s subsidiary, FCStone Merchant Services, LLC (“FCStone Merchants”) for financing traditional commodity financing arrangements and commodity repurchase agreements. The facility is secured by the assets of FCStone Merchants, and guaranteed by the Company. Unused portions of the borrowing facility require a commitment fee of 0.50% on the unused commitment. The borrowings outstanding under the facility bear interest at a rate per annum equal to the Base Rate plus Applicable Margin, as defined, which averaged 3.75% as of September 30, 2013. The agreement contains financial covenants related to tangible net worth, as defined. FCStone Merchants was in compliance with this covenant as of September 30, 2013. FCStone Merchants paid minimal debt issuance costs in connection with this credit facility.
Senior Unsecured Notes
On July 22, 2013, the Company completed the offering of $45.5 million aggregate principal amount of the Company’s 8.5% Senior Notes due 2020 (the “Notes”). The net proceeds of the sale of the Notes are being used for general corporate purposes. The Notes were issued under an Indenture dated as of July 22, 2013, between the Company and The Bank of New York Mellon, as Trustee (the “Trustee”). The Notes bear interest at a rate of 8.5% per year (payable quarterly on January 30, April 30, July 30 and October 30 of each year, beginning on October 30, 2013). The Notes will mature on July 30, 2020. The Company may redeem the Notes, in whole or in part, at any time on and after July 30, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date. The Company incurred debt issuance costs of $1.7 million in connection with the issuance of the Notes, which are being amortized over the term of the Notes.
The following table sets forth a listing of credit facilities, the committed amounts as of September 30, 2013 on the facilities, and outstanding borrowings on the facilities as well as indebtedness on senior notes as of September 30, 2013 and 2012:

(in millions)
Credit Facilities				Amounts Outstanding
Borrower	Security	Renewal / Expiration Date	Total Commitment	September 30, 2013	September 30, 2012
INTL FCStone Inc.	Certain pledged shares	September 20, 2016	$140.0	$55.0	$48.0
FCStone, LLC	None	April 10, 2014	75.0	—	20.0
FCStone Merchants	Certain commodities assets	May 1, 2014	75.0	6.0	43.2
INTL Commodities	Certain commodities assets	Expired July 31, 2013	—	—	107.0
			$290.0	61.0	218.2
Senior Unsecured Notes
8.50% senior notes, due July 30, 2020				45.5	—
Total indebtedness				$106.5	$218.2
As noted above, $150 million of the Company’s committed credit facilities are scheduled to expire during the next twelve months. The Company intends to renew or replace these facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.

Subsequent to September 30, 2013, the Company’s subsidiary, INTL FCStone Ltd. established a credit facility under which $25.0 million is available to provide short term funding of margin to commodity exchanges as necessary, and for general corporate purposes of INTL FCStone, Ltd (see Note 23).
Note 12 – Commitments and Contingencies
Legal Proceedings
Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.
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
In addition to the matters discussed below, from time to time and in the ordinary course of business, the Company is involved in various legal actions and proceedings, including tort claims, contractual disputes, employment matters, workers’ compensation claims and collections. The Company carries insurance that provides protection against certain types of claims, up to the policy limits of the insurance.
As of September 30, 2013 and 2012, the consolidated balance sheets include loss contingency accruals, recorded during and prior to these fiscal years then ended, which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, and in addition to the possible losses discussed below, is not likely to be material to the Company’s earnings, financial position or liquidity.
The following is a summary of significant legal matters involving the Company.
Securities Litigation and Regulatory Proceedings
FCStone and certain officers of FCStone were defendants in an action filed in the United States District Court for the Western District of Missouri in July 2008. Plaintiffs subsequently filed a consolidated amended complaint (“CAC”) in September 2009. As alleged in the CAC, the action purports to be brought as a class action on behalf of purchasers of FCStone common stock between November 15, 2007 and February 24, 2009. The CAC seeks to hold defendants liable under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and concerns disclosures included in FCStone’s fiscal year 2008 public filings. Specifically, the CAC relates to FCStone’s public disclosures regarding an interest rate hedge, a bad debt expense arising from unprecedented events in the cotton trading market, and certain disclosures beginning on November 3, 2008 related to losses it expected to incur arising primarily from a customer energy trading account. FCStone and the named officers moved to dismiss the action. The parties to the litigation reached an agreement in principle to settle this matter during May 2012, which was approved by order of the court on July 23, 2013. The settlement was at no cost to the Company after consideration of insurance.
In August 2008, shareholders filed a derivative action against FCStone and certain directors of FCStone in the Circuit Court of Platte County, Missouri, alleging breaches of fiduciary duties, waste of corporate assets and unjust enrichment. Shareholders subsequently filed an amended complaint in May 2009 to add claims based upon the losses sustained by FCStone arising out of a customer energy trading account. In July 2009, the same plaintiff filed a motion for leave to amend the existing case to add a purported class action claim on behalf of the holders of FCStone common stock.
In July 2009, plaintiffs filed a purported shareholder class action complaint against FCStone and its directors, as well as the Company in the Circuit Court of Clay County, Missouri. The complaint alleged that FCStone and its directors breached their fiduciary duties by failing to maximize stockholder value in connection with the contemplated acquisition of FCStone by the Company. This complaint was subsequently consolidated with the complaint filed in the Circuit Court of Platte County, Missouri. The plaintiffs subsequently filed an amended consolidated complaint which does not assert any claims against the Company. This complaint purports to be filed derivatively on FCStone’s and the Company’s behalf and against certain of FCStone’s current and former directors and officers and directly against the same individuals. The Company, FCStone, and the defendants filed motions to dismiss on multiple grounds. The parties to the litigation have reached an agreement in principle to settle this matter. This agreement was provisionally approved by the court on December 4, 2013, and is expected to be finally approved on March 19, 2014. The agreement, if finally approved, would result in the Company incurring a legal cost of $265,000 after consideration of expected insurance coverage.
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

•
appoint an independent third party reviewer to review and evaluate FCStone, LLC’s existing policies and procedures relating to certain risks, to ensure that the Company has made sufficient modifications to its risk controls since 2008.

The fine of $1.5 million was paid in full in fiscal 2013. Also, the Company has appointed an independent third party to conduct the aforementioned review of policies and procedures, and that review is currently in process.
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
In August 2008, the bankruptcy trustee of Sentinel filed adversary proceedings against FCStone, LLC, and a number of other FCMs in the Bankruptcy Court for the Northern District of Illinois. The case was subsequently reassigned to the United States District Court, for the Northern District of Illinois. In the complaint, the trustee is seeking avoidance of alleged transfers or withdrawals of funds received by FCStone, LLC and other FCMs within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions and disallowance of the proof of claim filed by FCStone, LLC. The trustee seeks recovery of pre- and post-petition transfers totaling approximately $15.5 million. In April 2009, the trustee filed an amended complaint adding a claim for unjust enrichment. FCStone, LLC answered the complaints and all parties entered into the discovery phase of the litigation. In January 2011, the trustee filed a motion for summary judgment on various counts in the adversary proceedings filed in August 2008 against FCStone, LLC and a number of other FCMs. In January 2012, FCStone, LLC filed a motion for summary judgment in its favor with respect to the transfer of approximately $1.1 million to its customer segregated account on August 17, 2007, pursuant to the “safe harbor” provisions of Section 546(e) of the U.S. Bankruptcy Code. In April 2012, FCStone, LLC filed a motion to dismiss a portion of the trustee’s claims set forth in its amended complaint. The trial of this matter took place, as a test case, during October 2012. The trial court entered a judgment against FCStone, LLC on January 4, 2013. On January 17, 2013, the trial court entered an agreed order, staying execution and enforcement, pending an appeal of the judgment. By agreement, FCStone, LLC was required to post an appeal cash deposit of $8.0 million with the court, which was deposited on January 18, 2013. The oral arguments in the appeal were heard on December 10, 2013. Based on the merits of the Company’s appeal, management believes a loss is not probable, and thus has not recorded a provision for this matter. The Company believes that if the appeal is unsuccessful, the resulting pre-tax loss to FCStone, LLC would be in the range of $4 million to $6 million.
Contractual Commitments
Contingent Liabilities - Acquisitions
Under the terms of the purchase agreements, related to the acquisitions listed below, the Company has obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The contingent liability for these estimated additional purchase price considerations of $9.6 million and $14.8 million are included in ‘accounts payable and other accrued liabilities’ in the consolidated balance sheets as of September 30, 2013 and 2012, respectively. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings. The change in fair value during the years ended September 30, 2013, 2012 and 2011 were increases of $2.6 million, $2.0 million and $3.1 million, respectively, and are included in ‘other’ in the consolidated income statements.

The Company recorded an estimated contingent liability as of the acquisition date, which was also the estimated total purchase price, of $5.6 million, relating to the December 2012 acquisition of the accounts of Tradewire Securities, LLC, as described in Note 19. The Company expects to make cash payments of $0.9 million, $2.0 million and $5.5 million in fiscal 2014, 2015, and 2016, respectively, related to this contingent liability. The change in fair value during the year ended September 30, 2013 was an increase of $0.7 million, included in ‘other’ in the consolidated income statement. The present value of the estimated total purchase price, including contingent consideration, is $6.3 million as of September 30, 2013, which remains outstanding and is included in ‘accounts payable and other accrued liabilities’ in the consolidated balance sheet.
The Company has a contingent liability relating to the November 2011 acquisition of Coffee Network, LLC, subsequently reorganized as a division of FCStone, LLC, which may result in the payment of additional purchase price consideration, see Note 19 for discussion of the acquisition. The acquisition date fair value of additional consideration was estimated to be $0.1 million. The present value of the estimated contingent liability recorded of $0.1 million as of September 30, 2013 represents the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings for the third fiscal year following the closing of the acquisition, plus an additional final contingent payment.
The Company has a contingent liability relating to the October 2010 acquisition of Hencorp Becstone Futures, L.C., subsequently reorganized as a division of FCStone, LLC, (“Hencorp Futures”), which may result in the payment of additional purchase price consideration, see Note 19 for discussion of the acquisition. The acquisition date fair value of additional consideration was estimated to be $2.3 million. The contingent liability recorded as of September 30, 2013 represents an estimated contingent payment of $0.7 million based on adjusted pre-tax net earnings of Hencorp Futures for fiscal 2013 and the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings during the fourth fiscal year following the closing of the acquisition, plus an additional final estimated contingent payment and a discount rate being applied to those future payments. The Company expects to make remaining cash payments of $0.7 million and $2.8 million in fiscal 2014 and 2015, respectively, related to this contingent liability. The change in fair value during the years ended September 30, 2013 and 2012 were increases of $1.0 million and $0.1 million, respectively, and are included in ‘other’ in the consolidated income statements. The present value of the estimated total purchase price, including contingent consideration, is $7.5 million as of September 30, 2013, of which $3.2 million has not been paid and is included in ‘accounts payable and other accrued liabilities’ in the consolidated balance sheet.
In July 2013, the Company paid $10.0 million, representing the final payment relating to the July 2010 acquisition of the Hanley Companies, which was reflected as a contingent liability in ‘accounts payable and other liabilities’ in the previous consolidated balance sheet. The change in fair value, related to that contingent liability, for the years ended September 30, 2013 and 2012 were increases of $0.7 million and $2.0 million, respectively, and are included in ‘other’ in the consolidated income statements.
In May 2013, the Company paid $3.1 million, representing the final payment relating to the April 2010 acquisition of the RMI Companies, subsequently reorganized as divisions of FCStone, LLC, which was reflected as a contingent liability in ‘accounts payable and other liabilities’ in the previous consolidated balance sheet. The change in fair value, related to that contingent liability, for the fiscal years ended September 30, 2013 and 2012 were an increase of $0.2 million and decrease of $28 thousand, respectively, and are included in ‘other’ in the consolidated income statements.
The Company had a contingent liability relating to the February 2008 acquisition of Globecot, Inc. Under the terms of the purchase agreement, the Company had an obligation to pay additional consideration if specific conditions and earnings targets were met in the twelve-month period ending January 31, 2013. As a result of the Company’s acquisition of FCStone Group, Inc. and subsidiaries (the “FCStone transaction”), effective September 30, 2009, any additional consideration paid as a result of this acquisition would be considered an adjustment to a pre-acquisition contingency, made after the end of the allocation period, and included in earnings in the current period. The final pre-acquisition contingency expense of $0.4 million was recorded during fiscal year ended September 30, 2013 and there are no further contingent payments relating to the Globecot acquisition.
Operating Leases
The Company is obligated under various noncancelable operating leases for the rental of office facilities, aircraft, automobiles, service obligations and certain office equipment, and accounts for these lease obligations on a straight line basis. The expense associated with operating leases amounted to $9.2 million, $8.9 million and $7.2 million, for fiscal years ended 2013, 2012 and 2011, respectively. The expenses associated with the operating leases and service obligations are reported in the consolidated income statements in ‘occupancy and equipment rental’, ‘transaction-based clearing expenses’ and ‘other’ expenses.

Future aggregate minimum lease payments under noncancelable operating leases as of September 30, 2013 are as follows:

(in millions)
Year ending September 30,
2014	$6.7
2015	5.8
2016	4.5
2017	4.0
2018	3.7
Thereafter	10.2
$34.9
Purchase Commitments
The Company determines an estimate of contractual purchase commitments in the ordinary course of business primarily for the purchase of precious metals. Unpriced contract commitments have been estimated using September 30, 2013 fair values. The purchase commitments and other obligations as of September 30, 2013 for less than one year, one to three years and three to five years were $298.7 million, $6.8 million and $3.4 million, respectively. There were $1.6 million purchase commitments and other obligations after five years as of September 30, 2013. The purchase commitments for less than one year will be partially offset by corresponding sales commitments of $216.6 million.
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
Note 13 – Regulatory Requirements and Subsidiary Dividend Restrictions
The Company’s subsidiary FCStone, LLC is a commodity futures commission merchant registered with the CFTC servicing customers primarily in grain, energy and food service-related businesses. Pursuant to the rules, regulations, and requirements of the CFTC and other regulatory agencies, FCStone, LLC is required to maintain certain minimum net capital as defined in such rules, regulations, and requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. FCStone, LLC also has restriction on dividends, which restricts the withdrawal of equity capital if the planned withdrawal would reduce net capital, subsequent to haircuts and charges, to an amount less than 120% of the greatest minimum requirement.
Pursuant to the requirements of the Commodity Exchange Act, funds deposited by customers of FCStone, LLC relating to their trading of futures and options-on-futures on a U.S. commodities exchange must be carried in separate accounts which are designated as segregated customers’ accounts. Pursuant to the requirements of the CFTC, funds deposited by customers of FCStone, LLC relating to their trading of futures and options-on-futures traded on, or subject to the rules of, a foreign board of trade must be carried in separate accounts in an amount sufficient to satisfy all of FCStone LLC’s current obligations to customers trading foreign futures and foreign options on foreign commodity exchanges or boards of trade, which are designated as secured customers’ accounts. See Additional Information of FCStone, LLC Related to Customer Segregated and Secured Funds further below for additional information regarding FCStone, LLC’s calculation of segregated and secured customer funds.
The Company’s subsidiary INTL FCStone Ltd. is regulated by the Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the United Kingdom, as a Financial Services Firm under part IV of the Financial Services and Markets Act 2000. The regulations impose daily regulatory capital, as well as conduct of business, governance, and other requirements. The conduct of business rules include those that govern the treatment of client money and other assets which under certain circumstances for certain classes of client must be segregated from the firm’s own assets.
The Company’s subsidiary INTL Global Currencies Limited is regulated by the FCA as a Payment Institution under the Payment Services Regulations 2009. The regulations impose regulatory capital (reported annually), and conduct of business requirements.

The Company’s subsidiary INTL FCStone Securities Inc. (“INTL FCStone Securities”) is a registered broker dealer and member of the Financial Industry Regulatory Authority (“FINRA”) and is subject to the SEC Uniform Net Capital Rule 15c3-1. This rule requires the maintenance of minimum net capital, and requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1. A further requirement is that equity capital may not be withdrawn if this ratio would exceed 10 to 1 after such withdrawal.
The Company’s subsidiary FCC Investments, Inc. is a registered broker-dealer and a member of FINRA, and is subject to the SEC Uniform Net Capital Rule 15c3-1.
The Company’s subsidiary FCStone Australia Pty Ltd (“FCStone Australia”) is regulated by the Australian Securities and Investment Commission and is subject to a net tangible asset capital requirement. FCStone Australia is also regulated by New Zealand Clearing Limited, and is subject to a capital adequacy requirement.
FCStone Commodity Services (Europe), Ltd. is domiciled in Ireland and subject to regulation by the Central Bank of Ireland, and is subject to a net capital requirement.
INTL FCStone DTVM Ltda. (“INTL FCStone DTVM”) is a registered broker-dealer and regulated by the Brazilian Central Bank and Securities and Exchange Commission of Brazil, and is subject to a capital adequacy requirement.
All subsidiaries of the Company are in compliance with all of their regulatory requirements as of September 30, 2013, as follows:

(in millions)			As of September 30, 2013
Subsidiary	Regulatory Authority	Requirement Type	Actual	Minimum Requirement
FCStone, LLC	CFTC	Net capital	$106.3	$66.3
FCStone, LLC	CFTC	Segregated funds	$1,693.5	$1,669.6
FCStone, LLC	CFTC	Secured funds	$82.5	$59.8
INTL FCStone Ltd	FCA (United Kingdom)	Net capital	$60.8	$23.4
INTL FCStone Ltd	FCA United Kingdom	Segregated funds	$61.2	$61.1
INTL Global Currencies Limited	FCA (United Kingdom)	Net capital	$11.4	$1.2
INTL FCStone Securities Inc.	SEC	Net capital	$5.0	$1.0
FCC Investments, Inc.	SEC	Net capital	$0.3	$0.3
FCStone Australia	Australian Securities and Investment Commission	Net capital	$1.8	$0.9
FCStone Australia	New Zealand Clearing Ltd	Capital adequacy	$11.6	$4.1
FCStone Commodity Services (Europe), Ltd	Central Bank of Ireland	Net capital	$2.0	$0.6
INTL FCStone DTVM Ltda.	Brazilian Central Bank and Securities and Exchange Commission of Brazil	Capital adequacy	$0.7	$0.7
INTL Capital S.A.	Rosario Futures Exchange (Argentina)	Capital adequacy	$6.3	$0.1
INTL Capital S.A.	General Inspector of Justice (Argentina)	Net capital	$8.5	$6.4
INTL Capital S.A.	Superintendent of Securities Markets of Buenos Aires (Argentina)	Net capital	$4.0	$0.3
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of September 30, 2013, these subsidiaries were in compliance with their local capital adequacy requirements.
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

Funds deposited by customers and other assets, which have been segregated as belonging to the commodity customers as of September 30, 2013 and 2012, are as follows:

(in millions)	September 30, 2013	September 30, 2012
Cash, at banks - segregated	$247.6	$225.6
Securities - customer segregated	—	—
Securities held for customers in lieu of cash, at banks	19.5	47.2
Deposits with and receivables from:
Exchange-clearing organizations, including securities, net of omnibus eliminations	1,413.3	1,370.4
Securities held for customers in lieu of cash	13.1	22.3
Total customer-segregated funds	1,693.5	1,665.5
Amount required to be segregated	1,669.6	1,620.5
Excess funds in segregation	$23.9	$45.0
Funds deposited by customers and other assets, which are held in separate accounts for customers trading foreign futures and foreign options customers, as of September 30, 2013 and 2012 are as follows:

(in millions)	September 30, 2013	September 30, 2012
Cash - secured	$34.2	$25.2
Securities	—	3.3
Equities with futures commission merchants	27.0	9.9
Amounts held by clearing organizations of foreign boards of trade	—	20.8
Amounts held by members of foreign boards of trade	21.3	30.1
Total customer-secured funds	82.5	89.3
Amount required to be secured	59.8	77.6
Excess secured funds	$22.7	$11.7
Note 14 – Commodity and Other Repurchase Agreements
The Company’s outstanding notes receivable in connection with the sale/repurchase agreements, whereby the customers sell certain commodity inventory and agree to repurchase the commodity inventory at a future date at either a fixed or floating rate, as of September 30, 2013 and 2012 was $9.2 million and $92.5 million, respectively.
The obligations outstanding related to commodities sold under repurchase agreements that are recorded in ‘broker-dealers, clearing organizations and counterparties’ as of September 30, 2013 and 2012 were $0.0 million and $37.0 million, respectively. The obligations outstanding related to commodities sold under repurchase agreements that are recorded in ‘lenders under loans’ as of September 30, 2013 and 2012 were $6.0 million and $43.2 million, respectively.
Note 15 – Share-Based Compensation
Share-based compensation expense is included in ‘compensation and benefits’ in the consolidated income statements and totaled $9.3 million, $5.9 million and $2.3 million for the fiscal years ended 2013, 2012 and 2011, respectively.
Stock Option Plans
The Company sponsors a stock option plan for its directors, officers, employees and consultants. The Company’s Board of Directors approved a new stock option plan (“the 2013 Stock Option Plan”), which was approved by the Company’s shareholders at the 2013 annual meeting, and authorized the Company to issue stock options covering up to 1.0 million shares of the Company’s common stock. As of September 30, 2013, there were 1.0 million shares authorized for future grant under this plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company settles stock option exercises with newly issued shares of common stock.

Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

	Year Ended September 30,
	2013	2012	2011
Expected stock price volatility	35%	57%	77%
Expected dividend yield	—%	—%	—%
Risk free interest rate	0.37%	1.53%	0.72%
Average expected life (in years)	2.88	7.86	2.94
Expected stock price volatility rates are primarily based on the historical volatility. The Company has not paid dividends in the past and does not currently expect to do so in the future. Risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the estimated period of time that options or awards granted are expected to be outstanding, based on the Company’s historical share option exercise experience for similar option grants. The weighted average fair value of options issued during fiscal years ended 2013, 2012 and 2011 was $4.21, $13.57 and $11.66, respectively.
The following is a summary of stock option activity for the year ended September 30, 2013:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2012	921,412	1,890,634	$23.36	$11.11	5.45	$6.0
Additional shares authorized by shareholders	1,000,000
Termination of 2003 plan	(821,412)
Granted	(100,000)	100,000	$17.53	$4.21
Exercised		(177,246)	$8.40	$5.26
Forfeited	—	(32,738)	$10.35	$3.88
Expired	—	(667)	$23.49	$11.58
Balances at September 30, 2013	1,000,000	1,779,983	$24.76	$11.44	4.87	$4.8
Exercisable at September 30, 2013		680,820	$27.47	$11.04	1.91	$3.1
The total compensation cost not yet recognized for non-vested awards of $10.0 million as of September 30, 2013 has a weighted-average period of 5.71 years over which the compensation expense is expected to be recognized. The total intrinsic value of options exercised during fiscal years 2013, 2012 and 2011 was $2.0 million, $3.0 million and $1.6 million, respectively.

The options outstanding as of September 30, 2013 broken down by exercise price are as follows:

Exercise Price			Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Term (in Years)
$—	-	$5.00	—	n/a	n/a
$5.00	-	$10.00	301,875	$7.02	1.18
$10.00	-	$15.00	—	n/a	n/a
$15.00	-	$20.00	322,179	$18.01	2.40
$20.00	-	$25.00	126,204	$23.52	3.10
$25.00	-	$30.00	800,000	$25.91	8.22
$30.00	-	$35.00	—	n/a	n/a
$35.00	-	$40.00	—	n/a	n/a
$40.00	-	$45.00	—	n/a	n/a
$45.00	-	$50.00	—	n/a	n/a
$50.00	-	$55.00	229,725	$54.23	2.45
			1,779,983	$24.76	4.87
Restricted Stock Plan
The Company sponsors a restricted stock plan for its directors, officers and employees. On January 31, 2012, the Company’s 2007 restricted stock plan expired. On February 23, 2012, shareholders approved the Company’s 2012 restricted stock plan authorizing up to 1.5 million shares to be issued. As of September 30, 2013, 1,154,862 shares were authorized for future grant under the restricted stock plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company utilizes newly issued shares of common stock to make restricted stock grants.
The following is a summary of restricted stock activity through September 30, 2013:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2012	1,420,114	512,124	$22.09	1.81	$9.8
Granted	(268,885)	268,885	$17.92
Vested		(406,901)	$20.72
Forfeited	3,633	(10,470)	$22.62
Balances at September 30, 2013	1,154,862	363,638	$20.53	1.74	$7.4
The total compensation cost not yet recognized of $4.9 million as of September 30, 2013 has a weighted-average period of 1.74 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.
The Company and an executive of a wholly owned subsidiary mutually agreed to the executive’s retirement from employment as of July 1, 2013. As a result of the executive’s retirement from employment, the Company recorded compensation cost, related to the individual’s restricted stock, of $2.6 million during the fiscal year ended September 30, 2013.
Note 16 – Retirement Plans
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

The following table presents changes in, and components of, the Company’s net liability for retirement costs as of and for the years ended September 30, 2013, 2012 and 2011, based on measurement dates of September 30, 2013, 2012 and 2011, respectively:

(in millions)	September 30, 2013	September 30, 2012	September 30, 2011
Changes in benefit obligation:
Benefit obligation, beginning of year	$42.8	$39.0	$37.6
Interest cost	1.5	1.8	1.9
Actuarial loss	(2.6)	5.8	2.6
Benefits paid	(4.2)	(3.8)	(3.1)
Benefit obligation, end of year	37.5	42.8	39.0
Changes in plan assets:
Fair value, beginning of year	26.5	24.2	24.2
Actual return	3.7	4.6	(0.4)
Employer contribution	2.9	1.5	3.5
Benefits paid	(4.2)	(3.8)	(3.1)
Fair value, end of year	28.9	26.5	24.2
Funded status	$(8.6)	$(16.3)	$(14.8)
The Company is required to recognize the funded status of its defined benefit pension plans measured as the difference between plan assets at fair value and the projected benefit obligation on the consolidated balance sheets as of September 30, 2013 and 2012, and to recognize changes in the funded status, that arise during the periods but are not recognized as components of net periodic pension cost, within accumulated other comprehensive loss, net of tax. Amounts recognized in the consolidated balance sheets consist of $0.5 million and $0.1 million included in ‘other assets’ as of September 30, 2013 and 2012, respectively, and $9.1 million and $16.4 million included in ‘accounts payable and other accrued liabilities’ as of September 30, 2013 and 2012, respectively.
Accumulated other comprehensive loss, net of tax, includes amounts for actuarial losses in the amount of $2.9 million and $6.2 million as of September 30, 2013 and 2012, respectively. The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during fiscal 2014 is $0.2 million.
The following table displays the Company’s defined benefit plans that have accumulated benefit obligations and projected benefit obligations in excess of the fair value of plans assets (underfunded ABO) as of September 30, 2013 and 2012:

(in millions)	September 30, 2013	September 30, 2012
Accumulated benefit obligations	$37.5	$42.8
Projected benefit obligations	$37.5	$42.8
Plan assets	$28.9	$26.5
The defined benefit obligations were based upon annual measurement dates of September 30, 2013 and 2012. The following weighted-average assumptions were used to determine benefit obligations in the accompanying consolidated balance sheets as of September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012
Weighted average assumptions:
Discount rate	4.60%	3.80%
Expected return on assets	7.00%	7.00%

The following weighted-average assumptions were used to determine net periodic pension cost for the years ended September 30, 2013, 2012 and 2011:

	Year Ended September 30,
	2013	2012	2011
Weighted average assumptions:
Discount rate	3.80%	4.80%	5.30%
Expected return on assets	7.00%	7.30%	7.30%
To account for the defined benefit pension plans in accordance with the guidance in the Compensation – Retirement Benefits Topic of the ASC the Company makes two main determinations at the end of each fiscal year. These determinations are reviewed annually and updated as necessary, but nevertheless, are subjective and may vary from actual results.
First, the Company must determine the actuarial assumption for the discount rate used to reflect the time value of money in the calculation of the projected benefit obligations for the end of the current fiscal year and to determine the net periodic pension cost for the subsequent fiscal year. The objective of the discount rate assumption is to reflect the interest rate at which pension benefits could be effectively settled. In making this determination, the Company considers the timing and amount of benefits that would be available under the plans. The discount rates as of September 30, 2013, 2012 and 2011 were based on a model portfolio of high-quality fixed-income debt instruments with durations that are consistent with the expected cash flows of the benefit obligations.
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
The components of net periodic pension cost recognized in the consolidated income statements for the years ended September 30, 2013, 2012 and 2011 were as follows:

	Year Ended September 30,
(in millions)	2013	2012	2011
Interest cost	$1.5	$1.8	$1.9
Less expected return on assets	(1.8)	(1.7)	(1.7)
Net amortization and deferral	0.8	0.4	—
Net periodic pension cost	$0.5	$0.5	$0.2
Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended September 30, 2013 and 2012 were as follows:

	Year Ended September 30,
(in millions)	2013	2012
Net (gain) loss	$(4.6)	$2.9
Amortization of loss	(0.8)	(0.4)
Total recognized in other comprehensive income	(5.4)	2.5
Total recognized in net periodic benefit cost and other comprehensive income	$(4.9)	$3.0

Plan Assets
The following table sets forth the actual asset allocation as of September 30, 2013 and 2012, and the target asset allocation for the Company’s plan assets:

	September 30, 2013	September 30, 2012	Target Asset Allocation
Equity securities	68%	66%	70%
Debt securities	32%	34%	30%
Total	100%	100%
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
Equity securities did not include any INTL FCStone Inc. common stock as of September 30, 2013 and 2012, respectively.
The following tables summarize the Company’s pension assets, excluding cash held in the plan, by major category of plan assets measured at fair value on a recurring basis (at least annually) as of September 30, 2013 and 2012. For additional information and a detailed description of each level within the fair value hierarchy, see Note 4.

	September 30, 2013
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$0.5	$—	$0.5
Fixed income:
Government and agencies	—	0.6	—	0.6
Collective funds:
Fixed income	—	8.1	—	8.1
Equities	—	18.7	—	18.7
Real estate	—	1.0	—	1.0
Total	$—	$28.9	$—	$28.9

	September 30, 2012
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$0.4	$—	$0.4
Fixed income:
Government and agencies	—	0.8	—	0.8
Collective funds:
Fixed income	—	7.7	—	7.7
Equities	—	16.6	—	16.6
Real estate	—	1.0	—	1.0
Total	$—	$26.5	$—	$26.5
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
Mutual Funds: Mutual funds held by the Company’s plans are primarily invested in mutual funds with underlying common stock investments. The fair value of these investments is based on the net asset value (“NAV”) of the units held in the respective fund which are determined by obtaining quoted prices on nationally recognized securities exchanges.
Collective Funds: These collective investment funds are unregistered investment vehicles that invest in portfolios of stock, bonds, or other securities. The fair value of these investments is based on the NAV of the units held in the respective funds. As no redemption restrictions or other features are noted that require adjustment to NAV. These funds are classified as Level 2 investments.
The Company expects to contribute $2.5 million to the pension plans during fiscal 2014, which represents the minimum funding requirement. However, the Company is currently determining what voluntary pension plan contributions, if any, will be made in fiscal 2014.
The following benefit payments, which reflect expected future service, are expected to be paid:

(in millions)
Year ending September 30,
2014	$3.6
2015	3.3
2016	3.2
2017	2.9
2018	1.9
2019 - 2023	9.5
$24.4
Defined Contribution Retirement Plans
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
For fiscal years ended 2013, 2012 and 2011, the Company’s contribution to these defined contribution plans were $4.0 million, $3.7 million and $2.8 million, respectively.
Note 17 – Other Expenses
Other expenses for the years ended September 30, 2013, 2012 and 2011 are comprised of the following:

	Year Ended September 30,
(in millions)	2013	2012	2011
Contingent consideration, net(1)	3.0	2.9	4.7
Insurance	1.8	1.7	1.5
Advertising, meetings and conferences	2.3	2.5	1.8
Non-trading hardware and software maintenance and software licensing	2.7	2.2	2.8
Office supplies and printing	1.2	1.3	1.1
Other clearing related expenses	1.6	1.7	1.8
Other non-income taxes	3.8	4.0	2.8
Other	6.8	5.3	4.9
Total other expenses	$23.2	$21.6	$21.4
(1) Contingent consideration includes remeasurement of contingent liabilities related to business combinations accounted for in accordance with the provisions of the Business Combinations Topic of the ASC (see Note 4) and additional purchase price, based on achieving specific conditions and earnings targets, relating to FCStone, LLC’s previous acquisitions of Downes O’Neill, LLC (“Downes O’Neill”) and Globecot, Inc. (“Globecot”). When the Downes O’Neill and Globecot acquisitions occurred, they were recorded in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). As a result of the FCStone transaction on September 30, 2009, these contingent purchase price amounts were considered pre-acquisition contingencies, which were not reasonably estimable during the merger allocation period following the FCStone transaction. In accordance with SFAS 141, adjustments to pre-acquisition contingencies, made after the end of the allocation period, are included in earnings in the current period. The final pre-acquisition contingency expense was recorded during fiscal year 2013 and there are no further contingent payments relating to the Downes O’Neill or Globecot acquisitions.
Note 18 – Income Taxes
Income tax expense (benefit) for the years ended September 30, 2013, 2012 and 2011 was allocated as follows:

	Year Ended September 30,
(in millions)	2013	2012	2011
		(As Restated)	(As Restated)
Income tax expense attributable to income from continuing operations	$3.3	$3.1	$20.9
Income tax expense attributable to loss from discontinued operations	—	—	0.1
Taxes allocated to stockholders’ equity, related to unrealized gains (losses) on available-for-sale securities	(1.6)	2.2	(0.3)
Taxes allocated to stockholders’ equity, related to pension liabilities	1.8	(1.0)	(1.7)
Taxes allocated to stockholders’ equity, related to unrealized loss on derivatives	—	—	0.6
Taxes allocated to additional paid-in capital, related to share-based compensation	—	(0.2)	—
Total income tax expense	$3.5	$4.1	$19.6

The components of the provision for income taxes attributable to income from continuing operations were as follows:

	Year Ended September 30,
(in millions)	2013	2012	2011
		(As Restated)	(As Restated)
Current taxes:
U.S. Federal	$(1.2)	$(6.9)	$7.6
U.S. State and local	(1.3)	0.4	1.6
International	13.5	10.1	9.9
Total current taxes	11.0	3.6	19.1
Deferred taxes	(7.7)	(0.5)	1.8
Income tax expense	$3.3	$3.1	$20.9
U.S. and international components of (loss) income from continuing operations, before income taxes, was as follows:

	Year Ended September 30,
(in millions)	2013	2012	2011
		(As Restated)	(As Restated)
U.S.	$(21.7)	$(17.2)	$23.2
International	44.3	33.0	32.2
Income from continuing operations, before tax	$22.6	$15.8	$55.4
Items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	Year Ended September 30,
	2013	2012	2011
		(As Restated)	(As Restated)
Federal statutory rate effect of:	35.0%	35.0%	35.0%
U.S. State and local income taxes	0.8%	(2.0)%	0.8%
Foreign earnings taxed at lower rates	(20.1)%	(20.4)%	(3.1)%
Change in foreign valuation allowance	(0.2)%	2.2%	0.7%
Change in state valuation allowance	(7.6)%	(0.2)%	1.0%
Tax impact of U.S. State and local rate change	(2.4)%	—%	1.2%
Uncertain tax positions	(0.3)%	(1.5)%	1.5%
Non-deductible meals and entertainment	1.3%	2.7%	—%
Foreign permanent items	4.3%	6.0%	—%
Other reconciling items	3.9%	(4.2)%	0.6%
Penalties	2.4%	—%	—%
Audit settlements	(1.7)%	—%	—%
Effective rate	15.4%	17.6%	37.7%

The components of deferred income tax assets and liabilities were as follows:

(in millions)	September 30, 2013	September 30, 2012
		(As Restated)
Deferred tax assets:
Share-based compensation	$2.7	$2.5
Pension liability	3.4	6.1
Deferred compensation	2.3	3.2
Foreign net operating loss carryforwards	1.9	2.0
U.S. State and local net operating loss carryforwards	4.9	4.9
U.S. Federal net operating loss carryforwards	7.3	—
Intangible assets	6.9	6.1
Capital loss carryforwards	0.7	1.1
Bad debt reserve	0.2	0.1
Foreign tax credit	0.1	0.3
Other compensation	1.6	4.5
Other	1.4	1.2
Total gross deferred tax assets	33.4	32.0
Less valuation allowance	(2.3)	(4.1)
Deferred tax assets	31.1	27.9
Deferred income tax liabilities:
Unrealized gain on securities	1.3	3.1
Prepaid expenses	0.9	1.1
Fixed assets	3.4	3.8
Deferred income tax liabilities	5.6	8.0
Net deferred tax assets	$25.5	$19.9
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.
As of September 30, 2013 and 2012, the Company has net operating loss carryforwards for U.S. federal, state, and local and foreign income tax purposes of $11.8 million and $2.8 million, net of valuation allowances, respectively, which are available to offset future taxable income in these jurisdications. The U.S. federal net operating loss carryforward of $7.3 million expires in 2033. The state and local net operating loss carryforwards of $4.5 million, net of valuation allowance, expire in tax years ranging from 2020 through 2033.
The valuation allowance for deferred tax assets as of September 30, 2013 was $2.3 million. The net change in the total valuation allowance for the year ended September 30, 2013 was a decrease of $1.8 million. The valuation allowances as of September 30, 2013 and 2012 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company incurred U.S. federal, state, and local taxable (losses) income for the years ended September 30, 2013, 2012 and 2011 of $(22.2) million, $(21.2) million, and $22.7 million, respectively. There are no significant differences between actual levels of past taxable income and the results of continuing operations, before income taxes in these jurisdictions. U.S. federal, state, and local taxable losses incurred during the years ended September 30, 2013 and 2012 were attributable to a decrease in exchange-traded and OTC derivative transactional volumes and revenue caused by consecutive droughts in the U.S., as well as losses incurred in the physical base metals business. During 2013, the Company elected to pursue an exit of its physical base metals business through an orderly liquidation of open positions. Additionally, the Company completed an acquisition of the accounts of Tradewire Securities. Although both the exit of the physical base metals business and the acquisition of the Tradewire Securities accounts are expected to positively affect future levels of taxable income, the expected impact cannot be reliably projected. When evaluating if U.S. federal, state, and local deferred taxes are realizable, the Company considered deferred tax liabilities of $4.3 million that are scheduled to reverse from 2014 to 2018 and $1.3 million of deferred tax liabilities associated with unrealized gains in securities which the Company could sell, if necessary. Furthermore, the Company considered its ability to implement business and tax planning strategies that would allow the remaining U.S. federal, state, and local deferred tax assets, net of valuation allowances, to be realized within 16 years. Based on the tax planning strategies that can be implemented, management believes that it is more likely than not that the Company will realize the tax benefit of the deferred tax assets, net of the existing valuation allowance, in the future.
The total amount of undistributed earnings in the Company’s foreign subsidiaries, for income tax purposes, was $123.1 million and $93.8 million as of September 30, 2013 and 2012, respectively. It is the Company’s current intention to reinvest undistributed earnings of its foreign subsidiaries in the foreign jurisdictions, resulting in the indefinite postponement of the remittance of those earnings. Accordingly, no provision has been made for foreign withholding taxes or U.S. federal income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based upon the technical merits of the position. The tax benefit recognized in the consolidated financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
(in millions)	2013	2012	2011
Balance, beginning of year	$0.5	$0.9	$—
Gross increases for tax positions related to current year	0.1	—	—
Gross increases for tax positions related to prior years	—	—	0.9
Gross decreases for tax positions of prior years	(0.2)	(0.1)	—
Settlements	(0.2)	(0.1)	—
Lapse of statute of limitations	(0.1)	(0.2)	—
Balance, end of year	$0.1	$0.5	$0.9
Included in the balance of uncertain tax benefits as of September 30, 2013, is $0.1 million of tax benefits that, if recognized, would affect the effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material impact on the results of operations or the financial position of the Company.
Accrued interest and penalties are included in the related tax liability line in the consolidated balance sheets. Accrued interest, net of federal benefit, and penalties included in the consolidated balance sheets as of September 30, 2013 and 2012 was $0.0 million and $0.2 million, respectively.
The Company recognizes accrued interest and penalties related to income taxes as a component of income tax expense. During 2013, 2012 and 2011, the amount of interest, net of federal benefit, and penalties recognized as a component of income tax expense was $(0.2) million, $0.3 million and $0.2 million, respectively.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various U.S. state and local and foreign jurisdictions. The Company has open tax years ranging from September 30, 2008 through September 30, 2013 with U.S. federal and state and local taxing authorities. In the U.K., the Company has open tax years ending September 30, 2012 to September 30, 2013. In Brazil, the Company has open tax years ranging from December 31, 2008 through December 31, 2012. In Argentina, the Company has open tax years ranging from December 31, 2006 to September 30, 2013. The Internal Revenue Service commenced an examination of the U.S. income tax return for the fiscal year ended September 30, 2010. Additionally, INTL FCStone is under state examinations for various periods, ranging from September 2009 through September 30, 2012. There are no examinations taking place in foreign jurisdictions.
Note 19 – Acquisitions and Disposals
Acquisitions in Fiscal 2013
The Company’s consolidated financial statements include the operating results of the acquired businesses from the dates of acquisition. The total amount of goodwill and intangible assets, in connection with these acquisitions, that is expected to be deductible for tax purposes is $5.6 million as of September 30, 2013.
First American Capital and Trading Corp.
On May 3, 2013, the Company reached an agreement in which First American Capital and Trading Corp. (“FACT”), has agreed to transfer its customer accounts to INTL FCStone Inc.’s broker-dealer subsidiary, INTL FCStone Securities Inc. Completion of this transaction is subject to certain conditions, including regulatory approval. FACT provides correspondent clearing services to institutional customers directly and through a global network of partners. FACT services a wide range of customers, including broker-dealers, investment advisors, and fund managers. The Company completed this transaction in the first quarter of fiscal 2014.
Tradewire
On December 12, 2012, the Company finalized an agreement to acquire certain institutional accounts from Tradewire Securities, LLC (“Tradewire Securities”), a Miami-based securities broker-dealer servicing customers throughout Latin America and a wholly owned subsidiary of Tradewire Group Ltd. These accounts were transferred to INTL FCStone Inc.’s broker-dealer subsidiary, INTL FCStone Securities. As part of the transaction, the Company hired more than 20 professional staff from Tradewire Securities’ securities broker-dealer business based in Miami, Florida. These professionals provide global brokerage services to a wide range of customers, including hedge funds, pension funds, broker-dealers and banks located in Latin America, the Caribbean, North America and Europe.
The consideration to be paid for the acquisition of institutional accounts from Tradewire Securities consists of three annual contingent payments and a final contingent payment and the original estimated present value was estimated to be $5.6 million as of the acquisition date. The purchase price for the acquisition is not expected to be material to the consolidated financial statements. The present value of the estimated total purchase price, including contingent consideration, is $6.3 million (see Note 12). The Company obtained a third-party valuation of the intangible assets and contingent liabilities, and allocated the purchase costs among identified intangible assets with determinable useful lives and goodwill. The goodwill and intangible assets recognized in this transaction of $2.8 million and $2.8 million, respectively, were assigned to the Securities segment.
Disposals in Fiscal 2013
Gletir Agente De Valores S.A.
On February 28, 2013, the Company, through its subsidiaries INTL Netherlands B.V. and Gainvest Asset Management Ltda, entered into an agreement to sell all of its ownership interest in another subsidiary, Gletir Agente De Valores S.A. (“Gletir Agente”), to Gletir Financial Corp (the “Purchaser”). The Company sold the capital stock of Gletir Agente for $0.8 million. Gletir Agente had net assets of $0.6 million, which included $0.1 million of AOCI related to foreign currency translation, included in the consolidated balance sheet of the Company, at the time of the sale. The gain resulting from the sale price less the carrying amount of the net assets and the gain from the AOCI balance were recorded as components of other income on the consolidated income statement for the fiscal year ended ended September 30, 2013.
Exit of Physical Base Metals Business
During the quarter ended March 31, 2013, as a result of a change in management strategy in the Company’s base metals product line, the Company elected to pursue an exit of its physical base metals business through the sale and/or orderly liquidation of current open positions. During the fiscal year ended September 30, 2013, the Company completed a sale of a portion of the physical base metals open contract positions, and the liquidation of the majority of the remaining physical base metals open contract positions and inventory. The performance of the physical base metals activities resulted in pre-tax income of $1.4 million during the fiscal year ending September 30, 2013, including $1.9 million in contract termination costs incurred in the aforementioned sale. The Company believes the exit of the physical base metals business will be completed by the end of fiscal 2014. The physical base metals business is included in the C&RM Segment. The Company will continue to operate the portion of its base metals business related to non-physical assets, conducted primarily through the London Metals Exchange.
The Company has considered the impact of the exit of the physical base metals business on the Company’s financial position, future operating results and liquidity, and believes the exit will not have a material negative impact to the consolidated financial statements, expected cash flows or liquidity of the Company. The Company evaluated the recoverability of long-lived and intangible assets as a result of this planned exit, noting no impairment charges. The Company believes any additional exit costs will not be material to the consolidated financial statements.
Acquisitions in Fiscal 2012
During fiscal 2012, the Company acquired three businesses (Coffee Network, TRX Futures Limited and Aporte DTVM) and certain assets of the Metals Division of MF Global UK Limited, which were not considered significant on an individual or aggregate basis. The Company’s consolidated financial statements include the operating results of the acquired businesses from the dates of acquisition.
These acquisitions resulted in the recognition of goodwill and intangible assets that is expected to be deductible for tax purposes of $0.7 million.

Coffee Network
In November 2011, the Company entered into an agreement to acquire 100% of the ownership interests in Coffee Network LLC (“Coffee Network”), an online news and analysis portal for the global coffee industry. Coffee Network provides up-to-the-minute news and in-depth analysis to subscribers around the globe from a network of correspondents and commodity analysts located in key coffee producing and consuming regions. These services provide a unique information solution to subscribers and a competitive advantage in today’s information-driven marketplace.
The purchase price for the Coffee Network acquisition consists of an initial payment of $0.2 million, three additional annual contingent payments and a final contingent payment. See Note 12 for discussion of the contingent payments. The present value of the estimated total purchase price, including contingent consideration, is less than $0.3 million. The intangible assets recognized in this transaction were assigned to the C&RM segment. Purchase costs allocated to intangible assets with determinable useful lives are $0.2 million, which are being amortized over the remaining useful lives of the assets, and include customer relationships, websites and non-compete agreements (approximate two-year weighted-average useful life).
MF Metals Team
On November 25, 2011, INTL FCStone Ltd. Ltd, the Company’s wholly owned subsidiary in the United Kingdom (“UK”), arranged with the administrator of MF Global’s UK operations to acquire certain assets of the Metals Division of MF Global UK Limited (in special administration). As part of the arrangement, the Company received an assignment of customer accounts and customer account documentation. Additionally, as part of the transaction, the Company hired more than 50 professionals from MF Global’s metals trading business based in London. This business serves institutional investors and financial services firms in the Americas, Europe and the Asia-Pacific region. The Company has allocated equity capital to integrate these brokers and their customers into the Company’s operations, through a combination of increased regulatory capital to support the accounts of these customers and increased compensation and related personnel costs for the brokers. The amount of the required capital depends upon the activity in and balances of the customer accounts.
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
TRX Futures Limited
On April 30, 2012, the Company’s wholly owned subsidiary in the UK, INTL Holding (UK) Limited, acquired 100% of the outstanding shares of TRX Futures Limited (“TRX”) from Neumann Gruppe GmbH. TRX is a London-based niche clearing firm for commercial coffee and cocoa customers, as well as energy and financial products. The purchase price was equal to the tangible net asset value of TRX, which was approximately $12.9 million. There are no additional payments remaining for this acquisition. The goodwill recognized in this transaction was assigned to the C&RM segment. Purchase costs allocated to goodwill of $0.3 million was calculated as the excess of the fair value of the consideration transferred over the fair value of the identified net assets acquired and liabilities assumed, and is expected to be deductible for tax purposes.
Aporte DTVM
In February 2012, the Company’s subsidiaries, INTL Participacoes LTDA and FCStone do Brasil, acquired 100% of the shares of Aporte DTVM. Following the acquisition, Aporte DTVM was renamed INTL FCStone DTVM Ltda. INTL FCStone DTVM is based in Brazil and is a broker-dealer regulated by the Central Bank of Brazil. The purchase price for the acquisition of the shares of Aporte DTVM was $1.5 million. There are no additional payments remaining for this acquisition. The goodwill recognized in this transaction was assigned to the C&RM segment. Purchase costs allocated to goodwill of $0.8 million was calculated as the excess of the fair value of the consideration transferred over the fair value of the identified net assets acquired and liabilities assumed, and is expected to be deductible for tax purposes.
Acquisitions in Fiscal 2011
During fiscal 2011, the Company acquired two businesses, Hencorp Futures and Ambrian Commodities Limited, and certain assets from Hudson Capital Energy, LLC, which were not considered significant on an individual or aggregate basis. The Company’s consolidated financial statements include the operating results of the two businesses and certain purchased assets from the dates of acquisition.
These acquisitions resulted in the recognition of goodwill and intangible assets that is expected to be deductible for tax purposes of $4.9 million.

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
The purchase price of the Hencorp Futures acquisition consisted of an initial payment of $2.3 million, two payments totaling $1.4 million and representing the adjusted tangible equity of Hencorp Futures as of September 30, 2011, payments of $0.3 million based on the adjusted pre-tax net earnings of Hencorp Futures for the fiscal year ended September 30, 2011 and 2012, respectively, two additional annual contingent payments and a final contingent payment. See Note 12 for discussion of the contingent payments. The present value of the estimated total purchase price, including contingent consideration, is $7.5 million.
The Company obtained a third-party valuation of the intangible assets and contingent liabilities, and allocated the purchase costs among tangible assets, identified intangible assets with determinable useful lives, intangible assets with indefinite lives and goodwill. The intangible assets and goodwill recognized in this transaction were assigned to the C&RM segment. Purchase costs allocated to intangible assets with determinable useful lives are $1.7 million, which are being amortized over the remaining useful lives of the assets, and include customer relationships of $1.3 million (twenty-year weighted-average useful life) and non-compete agreements of $0.4 million (two-year weighted-average useful life). Purchase costs allocated to intangible assets with indefinite lives are $0.8 million, and relate to a trade name. See discussion in Note 10 for discussion of the impairment of the Hencorp Futures trade name during the fiscal year ended September 30, 2012. Goodwill of $2.1 million was calculated as the excess of the fair value of the consideration transferred over the fair value of the identified net assets acquired and liabilities assumed, and is expected to be deductible for tax purposes. During 2012, Hencorp Futures was reorganized as a division of FCStone, LLC.
Certain Assets Purchased from Hudson Capital Energy, LLC
In April 2011, the Company acquired certain assets from Hudson Capital Energy LLC (“HCEnergy”), a New York-based energy risk-management firm. The transaction enables the Company’s energy risk management services to include a more robust capability in crude oil and refined products. HCEnergy is a specialist in exchange cleared options, swaps and futures, and has grown its business to include hedging and trading professionals across the spectrum of global petroleum products.
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
Ambrian Commodities Limited
In August 2011, the Company’s wholly owned subsidiary in the United Kingdom, INTL Global Currencies Limited, acquired the issued share capital of Ambrian Commodities Limited (“Ambrian”), the London Metals Exchange brokerage subsidiary of Ambrian Capital Plc. Ambrian was subsequently renamed INTL FCStone Ltd. (“INTL FCStone Europe”). INTL FCStone Europe, a non-clearing LME member, specializes in the development and execution of risk-management programs designed to hedge price fluctuations in base metals for a wide variety of producers, manufacturers and fabricators. INTL FCStone Europe has a niche focus on smaller industrial clients, including lead recyclers, brass producers, zinc galvanizers, metal refineries and copper foil producers that use LME futures and options for hedging raw material costs or output prices.
At closing, the Company paid $7.1 million, representing the net asset value of Ambrian less certain intercompany balances due to Ambrian from its affiliates. There was no contingent consideration associated with this transaction. The Company has allocated the purchase costs among tangible assets. There were no intangible assets or goodwill recognized in this transaction.
Note 20 – Discontinued Operations
On June 10, 2010, the board of directors of Agora, LLC (“Agora”) agreed to discontinue the operations of the entity, at which time the Company held a 15% noncontrolling ownership interest in Agora. During 2011, the Company recognized a gain of $0.2 million, net of taxes, related to the final liquidation of Agora in discontinued operations. The results of Agora were previously included in the Other segment.

Note 21 – Quarterly Financial Information (Unaudited)
The impact of the immaterial correction of the reconciliation errors and errors relating to certain intercompany physical sales, as previously discussed in Note 2, to the fiscal 2013 quarterly information is as follows:

	For the 2013 Fiscal Quarter Ended
(in millions, except per share amounts)	September 30	June 30		March 31		December 31
		As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Total revenues	$9,030.4	$11,039.5	$9,996.6	$13,113.1	$12,188.5	$12,719.5	$12,552.8
Cost of sales of physical commodities	8,917.8	10,917.4	9,873.8	12,995.8	12,071.2	12,593.8	12,427.1
Operating revenues	112.6	122.1	122.8	117.3	117.3	125.7	125.7
Transaction-based clearing expenses	28.0	28.9	28.9	28.6	28.6	24.6	24.6
Introducing broker commissions	11.5	11.0	11.0	9.6	9.6	8.4	8.4
Interest expense	2.9	3.2	3.2	2.9	2.9	3.5	3.5
Net operating revenues	70.2	79.0	79.7	76.2	76.2	89.2	89.2
Compensation and other expenses	72.7	74.9	74.8	74.8	74.8	70.4	70.4
(Loss) income before tax	(2.5)	4.1	4.9	1.4	1.4	18.8	18.8
Income tax (benefit) expense	(3.7)	1.3	1.6	(0.1)	(0.1)	5.5	5.5
Net income	$1.2	$2.8	$3.3	$1.5	$1.5	$13.3	$13.3
Net basic earnings per share	$0.05	$0.15	$0.18	$0.08	$0.08	$0.70	$0.70
Net diluted earnings per share	$0.04	$0.15	$0.17	$0.08	$0.08	$0.68	$0.68
The impact of the restatement for the correction of the reconciliation errors and the immaterial correction of errors relating to certain intercompany physical sales, as previously discussed in Note 2, to the fiscal 2012 quarterly information is as follows:

	For the 2012 Fiscal Quarter Ended
(in millions, except per share amounts)	September 30		June 30		March 31		December 31
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Total revenues	$17,668.1	$17,369.1	$17,351.1	$17,192.9	$16,951.0	$16,808.0	$17,290.4	$16,589.3
Cost of sales of physical commodities	17,550.1	17,251.2	17,227.3	17,071.4	16,831.4	16,689.5	17,194.1	16,493.0
Operating revenues	118.0	117.9	123.8	121.5	119.6	118.5	96.3	96.3
Transaction-based clearing expenses	26.0	26.0	30.3	30.3	26.9	26.9	22.2	22.2
Introducing broker commissions	9.3	9.3	7.9	7.9	8.0	8.0	5.8	5.8
Interest expense	3.3	3.3	2.6	2.6	3.6	3.6	2.1	2.1
Net operating revenues	79.4	79.3	83.0	80.7	81.1	80.0	66.2	66.2
Compensation and other expenses	68.9	68.9	77.1	77.1	77.5	77.5	66.9	66.9
Income from continuing operations, before tax	10.5	10.4	5.9	3.6	3.6	2.5	(0.7)	(0.7)
Income tax expense (benefit)	2.2	2.1	1.2	0.4	1.2	0.8	(0.2)	(0.2)
Income (loss) from continuing operations	8.3	8.3	4.7	3.2	2.4	1.7	(0.5)	(0.5)
Add: Net loss attributable to noncontrolling interests	—	—	—	—	—	—	0.1	0.1
Net income (loss) attributable to INTL FCStone Inc. common stockholders	$8.3	$8.3	$4.7	$3.2	$2.4	$1.7	$(0.4)	$(0.4)
Net basic earnings (loss) per share	$0.44	$0.44	$0.24	$0.16	$0.13	$0.09	$(0.02)	$(0.02)
Net diluted earnings (loss) per share	$0.42	$0.42	$0.23	$0.15	$0.12	$0.09	$(0.02)	$(0.02)

Note 22 – Segment and Geographic Information
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
In addition, the Company provides a full range of trading and hedging capabilities to select producers, consumers, recyclers and investors in precious and base metals, as well as certain other related commodities. For base metals, following the exit of the physical trading business, this will involve acting as a Category One ring dealing member of the LME, providing execution, clearing and advisory services in exchange-traded futures and OTC products. In precious metals, in addition to offering OTC products, the Company acts as a principal, committing its own capital to buy and sell precious metals on a spot and forward basis.
The Company records its physical commodities revenues on a gross basis. Operating revenues and losses from the Company’s commodities derivatives activities are included in ‘trading gains, net’ in the consolidated income statements. Inventory for the commodities business is valued at the lower of cost or fair value under the provisions of the Inventory Topic of the ASC. The Company generally mitigates the price risk associated with commodities held in inventory through the use of derivatives. The Company does not elect hedge accounting under U.S. GAAP in accounting for this price risk mitigation. In such situations, unrealized gains in inventory are not recognized under U.S. GAAP, but unrealized gains and losses in related derivative positions are recognized under U.S. GAAP. As a result, the Company’s reported earnings from commodities trading may be subject to significant volatility when calculated under U.S. GAAP.
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
********
The total revenues reported combine gross revenues for the physical commodities businesses and net revenues for all other businesses. To reflect the way that the Company’s management views the results, the tables below also reflect the segment contribution to ‘operating revenues’, which is shown on the face of the consolidated income statements and which is calculated by deducting physical commodities cost of sales from total revenues.
Segment data includes the profitability measure of net contribution by segment. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. Net contribution is calculated as revenue less direct cost of sales, transaction-based clearing expenses, variable compensation, introducing broker commissions and interest expense. Variable compensation paid to risk management consultants / traders generally represents a fixed percentage of an amount equal to revenues generated, and in some cases, revenues produced less transaction-based clearing expenses and related charges, base salaries and an overhead allocation.
Segment data also includes segment income which is calculated as net contribution less non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational employee compensation and benefits, communication and data services, travel and business development, professional fees, bad debt expense and other direct expenses.
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

Information concerning operations in these segments of business is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Year Ended September 30,
(in millions)	2013	2012	2011
		(As Restated)	(As Restated)
Total revenues:
Commodity and Risk Management Services	$43,218.2	$67,627.0	$72,667.8
Foreign Exchange	66.9	62.6	59.3
Securities	61.1	39.9	30.5
Clearing and Execution Services	100.8	93.8	66.1
Other	314.1	136.2	67.2
Corporate unallocated	7.2	(0.2)	0.4
Total	$43,768.3	$67,959.3	$72,891.3
Operating revenues (loss):
Commodity and Risk Management Services	$221.7	$242.5	$248.5
Foreign Exchange	66.9	62.6	59.3
Securities	61.1	39.9	30.5
Clearing and Execution Services	100.8	93.8	66.1
Other	20.7	15.6	14.3
Corporate unallocated	7.2	(0.2)	0.4
Total	$478.4	$454.2	$419.1
Net contribution:
(Revenues less cost of sales, transaction-based clearing expenses, variable bonus compensation, introducing broker commissions and interest expense):
Commodity and Risk Management Services	$131.1	$139.5	$147.5
Foreign Exchange	44.0	41.3	37.1
Securities	30.5	19.8	16.5
Clearing and Execution Services	15.3	14.3	14.3
Other	13.2	10.3	10.0
Total	$234.1	$225.2	$225.4
Segment income:
(Net contribution less non-variable direct segment costs):
Commodity and Risk Management Services	$59.6	$66.2	$89.4
Foreign Exchange	29.8	28.3	28.0
Securities	13.9	4.5	1.9
Clearing and Execution Services	1.9	2.2	4.9
Other	9.1	5.4	5.6
Total	$114.3	$106.6	$129.8
Reconciliation of segment income to income from continuing operations, before tax:
Segment income	$114.3	$106.6	$129.8
Costs not allocated to operating segments	91.7	90.8	74.4
Income from continuing operations, before tax	$22.6	$15.8	$55.4

(in millions)	As of September 30, 2013	As of September 30, 2012	As of September 30, 2011
		(As Restated)	(As Restated)
Total assets:
Commodity and Risk Management Services	$1,105.1	$1,439.7	$1,534.8
Foreign Exchange	145.0	124.5	146.1
Securities	198.5	88.7	104.8
Clearing and Execution Services	1,246.4	1,090.9	734.4
Other	37.3	110.8	43.4
Corporate unallocated	115.7	98.4	68.5
Total	$2,848.0	$2,953.0	$2,632.0

Information regarding revenues and operating revenues for the years ended September 30, 2013, 2012 and 2011, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software) as of September 30, 2013, 2012 and 2011 in geographic areas were as follows:

	Year Ended September 30,
(in millions)	2013	2012	2011
		(As Restated)	(As Restated)
Total revenues:
United States	$29,062.0	$53,398.0	$48,165.3
Europe	65.6	69.9	35.1
South America	51.3	58.2	53.3
Asia	14,582.1	14,420.8	24,627.0
Other	7.3	12.4	10.6
Total	$43,768.3	$67,959.3	$72,891.3
Operating revenues:
United States	$333.9	$293.8	$298.0
Europe	65.6	69.9	35.1
South America	51.3	58.2	53.3
Asia	20.3	19.9	27.6
Other	7.3	12.4	5.1
Total	$478.4	$454.2	$419.1

(in millions)	As of September 30, 2013	As of September 30, 2012	As of September 30, 2011
Long-lived assets, as defined:
United States	$9.1	$11.5	$10.7
Europe	5.4	3.8	2.0
South America	2.4	2.8	1.6
Asia	0.5	0.7	0.6
Other	0.1	0.1	0.1
Total	$17.5	$18.9	$15.0
Note 23 – Subsequent Events
On November 15, 2013, the Company’s subsidiary INTL FCStone, Ltd entered into a credit agreement under which $25 million is available to INTL FCStone, Ltd. to provide short-term funding of margin to commodity exchanges as necessary, and for general corporate purposes of INTL FCStone, Ltd. This line of credit is subject to annual review, and the continued availability of this line of credit is subject to INTL FCStone, Ltd.’s financial condition and operating results continuing to be satisfactory as set forth in the agreement. The facility is guaranteed by the Company.
On January 13, 2014, a purported class action was filed in the United States District Court for the Southern District of New York against the Company and certain of its officers and directors. The complaint alleges violations of federal securities laws, and claims that the Company has issued false and misleading information concerning the company’s business and prospects. The action seeks unspecified damages on behalf of persons who purchased the company’s shares between February 17, 2010 and December 16, 2013. The Company believes the case is without merit and intends to vigorously defend itself.

Schedule I
INTL FCStone Inc.
Condensed Balance Sheets
Parent Company Only

(in millions)	September 30, 2013	September 30, 2012
ASSETS
Cash and cash equivalents	$3.1	$13.1
Receivable from subsidiaries	22.9	20.1
Notes receivable, net	27.3	10.2
Income taxes receivable	17.5	14.3
Financial instruments owned, at fair value	—	1.5
Investment in subsidiaries(1)	237.3	220.1
Deferred income taxes	7.1	0.9
Property and equipment, net	3.6	4.3
Goodwill and intangible assets, net	—	—
Other assets	4.3	3.4
Total assets	$323.1	$287.9
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$11.1	$4.2
Payable to customers	18.7	0.7
Payable to lenders under loans	55.0	48.0
Senior unsecured notes	45.5	—
Financial instruments sold, not yet purchased, at fair value	0.6	25.3
Total liabilities	130.9	78.2

Equity:
INTL FCStone Inc. (Parent Company Only) stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 19,638,330 issued and 19,209,157 outstanding at September 30, 2013 and 19,214,219 issued and 18,984,951 outstanding at September 30, 2012	0.2	0.2
Common stock in treasury, at cost - 429,173 shares at September 30, 2013 and 229,064 shares at September 30, 2012	(7.8)	(4.1)
Additional paid-in capital	224.0	213.2
Retained earnings(1)	(24.2)	0.4
Total INTL FCStone Inc. (Parent Company Only) stockholders’ equity	192.2	209.7
Total liabilities and equity	$323.1	$287.9

(1) Within the Condensed Balance Sheets and Condensed Statements of Operations of INTL FCStone Inc. - Parent Company Only, the Company has accounted for its investment in wholly owned subsidiaries using the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such subsidiaries are not included in the Condensed Balance Sheet or Condensed Statements of Operations. If the accounting for its investment in wholly owned subsidiaries were presented under the equity method of accounting, investment in subsidiaries and retained earnings would each increase by $149.6 million as of September 30, 2013, respectively, and $105.7 million, as restated, as of September 30, 2012, respectively.

Schedule I
INTL FCStone Inc.
Condensed Statements of Operations
Parent Company Only

	Year Ended September 30,
(in millions)	2013	2012	2011
Revenues:
Trading gains, net	$7.2	$7.1	$3.1
Consulting and management fees	1.6	0.2	—
Interest income	3.6	2.1	4.3
Other income(2)	2.0	0.1	0.4
Total revenues	14.4	9.5	7.8
Interest expense	7.1	5.6	9.7
Net revenues	7.3	3.9	(1.9)
Non-interest expenses:
Compensation and benefits	30.5	12.4	8.6
Clearing and related expenses	0.5	0.3	0.1
Introducing broker commissions	0.5	—	0.2
Communication and data services	0.9	0.6	0.5
Occupancy and equipment rental	1.4	1.0	1.2
Professional fees	2.3	3.1	3.8
Travel and business development	1.2	1.4	0.5
Depreciation and amortization	1.5	1.2	0.6
Bad debts and impairments	—	2.2	—
Other	6.3	5.4	(1.0)
Total non-interest expenses	45.1	27.6	14.5
Loss from continuing operations, before tax	(37.8)	(23.7)	(16.4)
Income tax benefit	13.2	9.2	6.4
Net loss	$(24.6)	$(14.5)	$(10.0)

(2) Within the Condensed Balance Sheets and Condensed Statements of Operations of INTL FCStone Inc. - Parent Company Only, the Company has accounted for its investment in wholly owned subsidiaries using the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such subsidiaries are not included in the Condensed Balance Sheet or Condensed Statements of Operations. If the accounting for its investment in wholly owned subsidiaries were presented under the equity method of accounting, revenues would include income from investment in subsidiaries of $43.9 million, $27.3 million, as restated, and $44.8 million, as restated, for the years ended September 30, 2013, 2012 and 2011, respectively.

Certain amounts previously reported have been reclassified to conform to the current period presentation.

Schedule I
INTL FCStone Inc.
Condensed Statements of Cash Flows
Parent Company Only

	Year Ended September 30,
(in millions)	2013	2012	2011
Cash flows from operating activities:
Net loss	$(24.6)	$(14.5)	$(10.0)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1.5	1.2	0.6
Provision for impairments	—	2.2	—
Deferred income taxes	(6.1)	(0.1)	1.1
Amortization of debt issuance costs and debt discount	0.5	0.5	0.2
Convertible debt interest settled in common stock upon conversion	—	—	0.2
Amortization of share-based compensation expense	9.3	5.9	2.3
Gain on acquisition of INTL Provident	—	—	(0.4)
Changes in operating assets and liabilities:
Receivable from subsidiaries	(2.8)	21.7	35.7
Notes receivable, net	(17.1)	(10.2)	—
Income taxes receivable	(3.2)	7.1	(13.6)
Financial instruments owned, at fair value	1.5	1.7	(0.4)
Other assets	1.7	(0.3)	(0.8)
Accounts payable and other accrued liabilities	1.4	(2.2)	1.7
Payable to customers	18.0	0.7	—
Financial instruments sold, not yet purchased, at fair value	(24.7)	(33.4)	(0.5)
Net cash (used in) provided by operating activities	(44.6)	(19.7)	16.1
Cash flows from investing activities:
Capital contribution in affiliates	(11.5)	(12.5)	(1.0)
Purchase of property and equipment	(0.8)	(2.7)	(1.7)
Net cash used in investing activities	(12.3)	(15.2)	(2.7)
Cash flows from financing activities:
Payable to lenders under loans	7.0	48.0	(11.9)
Proceeds from issuance of senior unsecured notes	45.5	—	—
Share repurchase	(4.0)	(4.0)	—
Debt issuance costs	(3.2)	(0.1)	(1.2)
Exercise of stock options	1.5	1.9	1.3
Income tax benefit on stock options and awards	0.1	0.2	—
Net cash provided by (used in) financing activities	46.9	46.0	(11.8)
Net (decrease) increase in cash and cash equivalents	(10.0)	11.1	1.6
Cash and cash equivalents at beginning of period	13.1	2.0	0.4
Cash and cash equivalents at end of period	$3.1	$13.1	$2.0
Supplemental disclosure of cash flow information:
Cash paid for interest	$3.0	$2.1	$3.0
Income taxes (received) paid, net of cash refunds	$(1.6)	$0.1	$10.8
Supplemental disclosure of non-cash investing and financing activities:
Conversion of subordinated notes to common stock, net	$—	$—	$16.7

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-K, our management, including the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2013. We seek to design our disclosure controls and procedures to provide reasonable assurance that the reports we file or submit under the Exchange Act contain the required information and that we submit these reports within the time periods specified in SEC rules and forms. We also seek to design these controls and procedures to ensure that we accumulate and communicate correct information to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on our evaluation, we identified a material weakness in our internal control over financial reporting related to the accounting for certain principal over-the-counter derivative trading activities. Because of the material weakness described below, our principal executive officer and principal financial officer concluded that we did not maintain effective internal control over financial reporting as of September 30, 2013.

(b)	Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
There are limitations inherent in any internal control, such as the possibility of human error and the circumvention or overriding of controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, and may not prevent or detect misstatements. As conditions change over time, so too may the effectiveness of internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management (with the participation of our principal executive officer and principal financial officer) evaluated the Company’s internal control over financial reporting as of September 30, 2013, based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the evaluation and the criteria set forth in the COSO report, we identified a material weakness in internal control over financial reporting as described below.
Management identified a material weakness in internal control over financial reporting that existed as of September 30, 2013, related to the accurate and timely accounting for certain principal over-the-counter derivative trading activities. Specifically, controls over the reconciliation between trading system data and the general ledger and the review thereof were not designed to detect errors timely in recording trading gains to the general ledger. As a result of this material weakness, the Company misstated certain principal over-the-counter derivative trading activities. We corrected these misstatements and restated our consolidated financial statements for the years ended September 30, 2012 and 2011 and adjusted the preliminary consolidated financial statements for the year ended September 30, 2013 in connection with the issuance of the September 30, 2013 consolidated financial statements.
Because of the material weakness described above, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2013.

KPMG LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of September 30, 2013, and KPMG LLP issued a report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013, which is included in Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K and expresses an adverse opinion on the effectiveness of our internal control over financial reporting.

(c)	Remediation Steps to Address Material Weakness
We have developed, and are currently implementing, a remediation plan for this material weakness. We will continue to execute our remediation plan, which includes, among other things modifying the design of the reconciliation, adding documentation detailing the reconciliation and any future changes to the reconciliation as well as layers of review over manual processes and the remediation process. As we continue to evaluate and work to enhance internal control over financial reporting, we may determine that additional measures should be taken to address these or other control deficiencies, and/or we should modify the remediation plan described above.

(d)	Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We will include a list of our executive officers and biographical information about them and our directors in the definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be held on February 27, 2014. We will file the proxy within 120 days of the end of our fiscal year ended September 30, 2013 (the “2014 Proxy Statement”). The 2014 Proxy Statement is incorporated herein by reference. Information about our Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.
We adopted a code of ethics that applies to the directors, officers and employees of the Company and each of its subsidiaries. The code of ethics is publicly available on our Website at www.intlfcstone.com/ethics.aspx. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.
Item 11. Executive Compensation
We will include information relating to our executive officer and director compensation and the compensation committee of our board of directors in the 2014 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will include information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management in the 2014 Proxy Statement and is incorporated herein by reference.
The following table provides information generally as of September 30, 2013, the last day of fiscal 2013, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under our equity compensation plans that were in effect during fiscal 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	1,779,983	$24.76	1,000,000
Equity compensation plans not approved by stockholders	—	—	—
Total	1,779,983	$24.76	1,000,000

Item 13. Certain Relationships and Related Transactions, and Director Independence
We will include information regarding certain relationships and related transactions and director independence in the 2014 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services will be included in the 2014 Proxy Statement and is incorporated herein by reference.
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

10.14	Form of Director Indemnification Agreement (incorporated by reference from Amendment No. 3 to the Registration Statement on Form S-4 filed by FCStone Group, Inc. with the SEC on December 30, 2004)

10.15
Stock Purchase Agreement dated as of April 1, 2010, by and among FCStone Group, Inc.; Risk Management Incorporated; RMI Consulting, Inc.; John Snell; Daniel Conrath and Shane Mathis (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2010).

10.16
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

10.17
Fifth Amendment to Amended and Restated Credit Agreement, made as of April 11, 2013, by and between FCStone, LLC, as Borrower, FCStone Group, Inc., as Guarantor, INTL FCStone Inc., as Guarantor, Bank of Montreal, as Administrative Agent, and BMO Harris Financing, Inc., as a lender party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2013).

10.18
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

10.19
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

10.20
Fifth Amendment to Credit Agreement, made as of July 30, 2013, by and between FCStone Merchant Services, LLC, as Borrower, INTL FCStone Inc., as Guarantor, Bank of Montreal, as Administrative Agent and a Lender, and the financial institutions party to the Fifth Amendment, as lenders party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2013).

10.21
Credit Agreement made as of September 20, 2013 by and between INTL FCStone Inc. as Borrower, the Subsidiaries of INTL FCStone Inc. identified therein, as guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America Merrill Lynch and Capital One, N.A., as Joint Lead Arrangers and Joint Book Managers, Bank Hapoalim B.M., BMO Harris Bank N.A. and The Korea Development Bank, New York Branch, as additional Lenders, and with the lenders from time to time parties thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2013).

10.22
Credit Agreement, made as of November 15, 2013, by and between INTL FCStone Ltd., as Borrower, INTL FCStone Inc., as Guarantor, Bank of America, N.A., as Administrative Agent and a Lender, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager, and with the lenders party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2013).

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

INTL FCStone Inc.

/s/ SEAN M. O’CONNOR
Sean M. O’Connor
Chief Executive Officer
Dated:	January 14, 2014

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN RADZIWILL	Director and Chairman of the Board	January 14, 2014
John Radziwill

/s/ SEAN M. O’CONNOR	Director and Chief Executive Officer	January 14, 2014
Sean M. O’Connor	(Principal Executive Officer)

/s/ SCOTT J. BRANCH	Director and President	January 14, 2014
Scott J. Branch

/s/ PAUL G. ANDERSON	Director	January 14, 2014
Paul G. Anderson

/s/ DIEGO J. VEITIA	Director	January 14, 2014
Diego J. Veitia

/s/ JOHN M. FOWLER	Director	January 14, 2014
John M. Fowler

/s/ BRUCE KREHBIEL	Director	January 14, 2014
Bruce Krehbiel

/s/ DARYL HENZE	Director	January 14, 2014
Daryl Henze

/s/ ERIC PARTHEMORE	Director	January 14, 2014
Eric Parthemore

/s/ WILLIAM J. DUNAWAY	Chief Financial Officer	January 14, 2014
William J. Dunaway	(Principal Financial Officer and Chief Accounting Officer)