Form 10-Q
period 2013-12-31
INTL FCSTONE INC.
filed 2014-02-10
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2013
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

As of February 7, 2014, there were 19,072,274 shares of the registrant’s common stock outstanding.

INTL FCStone Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTL FCStone Inc.
Condensed Consolidated Balance Sheets

(in millions, except par value and share amounts)	December 31, 2013	September 30, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$194.9	$156.1
Cash, securities and other assets segregated under federal and other regulations (including $33.5 and $107.6 at fair value at December 31, 2013 and September 30, 2013, respectively)	215.0	449.4
Deposits and receivables from:
Exchange-clearing organizations (including $1,353.5 and $1,371.7 at fair value at December 31, 2013 and September 30, 2013, respectively)	1,706.1	1,576.6
Broker-dealers, clearing organizations and counterparties (including $(5.1) and $(13.1) at fair value at December 31, 2013 and September 30, 2013, respectively)	163.9	168.3
Receivables from customers, net	74.6	93.3
Notes receivable, net	46.2	37.4
Income taxes receivable	13.7	15.5
Financial instruments owned, at fair value	169.0	158.5
Physical commodities inventory	26.6	59.0
Deferred income taxes, net	28.6	25.5
Property and equipment, net	17.2	17.5
Goodwill and intangible assets, net	58.8	59.1
Other assets	29.3	31.8
Total assets	$2,743.9	$2,848.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $9.1 and $9.6 at fair value at December 31, 2013 and September 30, 2013, respectively)	$98.6	$114.0
Payables to:
Customers	1,983.1	2,091.8
Broker-dealers, clearing organizations and counterparties	3.6	17.0
Lenders under loans	60.2	61.0
Senior unsecured notes	45.5	45.5
Income taxes payable	4.1	3.4
Financial instruments sold, not yet purchased, at fair value	211.4	179.9
Deferred income taxes	0.1	—
Total liabilities	2,406.6	2,512.6
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 19,675,192 issued and 19,182,219 outstanding at December 31, 2013 and 19,638,330 issued and 19,209,157 outstanding at September 30, 2013	0.2	0.2
Common stock in treasury, at cost - 492,973 shares at December 31, 2013 and 429,173 shares at September 30, 2013, respectively	(9.1)	(7.8)
Additional paid-in capital	225.6	224.0
Retained earnings	127.9	125.4
Accumulated other comprehensive loss, net	(7.3)	(6.4)
Total stockholders' equity	337.3	335.4
Total liabilities and stockholders' equity	$2,743.9	$2,848.0
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended December 31,
(in millions, except share and per share amounts)	2013	2012
Revenues:
Sales of physical commodities	$7,830.3	$12,421.2
Trading gains, net	51.9	79.9
Commission and clearing fees	42.2	40.0
Consulting and management fees	12.0	8.3
Interest income	1.4	3.3
Other income	0.2	0.1
Total revenues	7,938.0	12,552.8
Cost of sales of physical commodities	7,824.6	12,427.1
Operating revenues	113.4	125.7
Transaction-based clearing expenses	25.2	24.6
Introducing broker commissions	11.6	8.4
Interest expense	2.7	3.5
Net operating revenues	73.9	89.2
Compensation and other expenses:
Compensation and benefits	46.4	46.7
Communication and data services	6.3	5.3
Occupancy and equipment rental	3.0	2.9
Professional fees	4.4	3.7
Travel and business development	2.8	3.0
Depreciation and amortization	1.9	1.8
Bad debts and impairments	0.4	0.4
Other	4.7	6.6
Total compensation and other expenses	69.9	70.4
Income from operations, before tax	4.0	18.8
Income tax expense	1.5	5.5
Net income	$2.5	$13.3

Basic net income per common share	$0.13	$0.70
Diluted net income per common share	$0.12	$0.68

Basic weighted-average number of common shares outstanding	18,657,678	18,266,338
Diluted weighted-average number of common shares outstanding	19,358,442	18,778,675
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,
(in millions)	2013	2012
Net income	$2.5	$13.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1.2)	(0.3)
Pension liabilities adjustment	0.1	0.4
Net unrealized gain or loss on available-for-sale securities	0.2	(0.2)
Reclassification of adjustment for gains included in net income:
Realized gain on available-for-sale securities (included in trading gains, net)	—	(8.3)
Income tax expense from reclassification adjustments (included in income tax expense)	—	2.0
Reclassification adjustment for gains included in net income:	—	(6.3)
Other comprehensive loss	(0.9)	(6.4)
Comprehensive income	$1.6	$6.9

See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Cash Flows Statements
(Unaudited)

	Three Months Ended December 31,
(in millions)	2013	2012
Cash flows from operating activities:
Net income	$2.5	$13.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1.8	1.8
Provision for bad debts and impairments	0.5	0.4
Deferred income taxes	(3.2)	(0.4)
Amortization of debt issuance costs and debt discount	0.3	0.3
Amortization of share-based compensation expense	1.1	1.6
Loss on sale of property and equipment	0.2	—
Gain on sale of exchange memberships and common stock	—	(9.2)
Changes in operating assets and liabilities, net:
Cash, securities and other assets segregated under federal and other regulations	233.3	(24.2)
Deposits and receivables from exchange-clearing organizations	(129.8)	141.1
Deposits and receivables from broker-dealers, clearing organizations, and counterparties	4.8	1.4
Receivable from customers, net	18.3	(75.2)
Notes receivable, net	(8.9)	13.7
Income taxes receivable	1.6	4.2
Financial instruments owned, at fair value	(11.9)	11.6
Physical commodities inventory	32.4	(2.3)
Other assets	2.4	(2.0)
Accounts payable and other accrued liabilities	(14.3)	(20.0)
Payable to customers	(107.4)	(8.0)
Payable to broker-dealers, clearing organizations and counterparties	(13.4)	(31.8)
Income taxes payable	0.9	0.8
Financial instruments sold, not yet purchased, at fair value	31.4	12.1
Net cash provided by operating activities	42.6	29.2
Cash flows from investing activities:
Sale of exchange memberships and common stock	—	10.1
Purchase of property and equipment	(1.3)	(1.2)
Net cash (used in) provided by investing activities	(1.3)	8.9
Cash flows from financing activities:
Net change in payable to lenders under loans	(0.8)	23.2
Payments related to earn-outs on acquisitions	(0.3)	(0.3)
Debt issuance costs	(0.3)	—
Exercise of stock options	0.5	—
Share repurchases	(1.3)	(2.0)
Income tax expense on stock options and awards	—	(0.3)
Net cash (used in) provided by financing activities	(2.2)	20.6
Effect of exchange rates on cash and cash equivalents	(0.3)	(0.3)
Net increase in cash and cash equivalents	38.8	58.4
Cash and cash equivalents at beginning of period	156.1	236.3
Cash and cash equivalents at end of period	$194.9	$294.7
Supplemental disclosure of cash flow information:
Cash paid for interest	$2.6	$2.5
Income taxes paid, net of cash refunds	$1.5	$1.3
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$—	$3.1
Additional consideration payable related to acquisitions, net	$0.2	$3.4
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of September 30, 2013	$0.2	$(7.8)	$224.0	$125.4	$(6.4)	$335.4
Net income				2.5		2.5
Other comprehensive loss					(0.9)	(0.9)
Exercise of stock options			0.5			0.5
Share-based compensation			1.1			1.1
Repurchase of stock		(1.3)				(1.3)
Balances as of December 31, 2013	$0.2	$(9.1)	$225.6	$127.9	$(7.3)	$337.3
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
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of September 30, 2013, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements for the interim periods presented have been reflected as required by Rule 10-01 of Regulation S-X.
Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. It is suggested that these interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in the Company’s Form 10-K for the fiscal year ended September 30, 2013 filed with the SEC.
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
Immaterial Correction of an Error in Previously Reported Condensed Consolidated Financial Statements
The prior period condensed consolidated income statement has been revised to reflect the immaterial correction of certain intercompany physical sales which were not correctly eliminated from the condensed consolidated income statement, resulting in a gross-up of sales of physical commodities and cost of sales of physical commodities. The impact of the correction of this error was a decrease in total revenues of $166.7 million from $12,719.5 million to $12,552.8 million and a decrease in cost of sales of physical commodities of $166.7 million from $12,593.8 million to $12,427.1 million. These immaterial corrections did not impact operating revenues or net income.

Reclassifications
Certain amounts previously reported in the condensed consolidated income statements have been reclassified to conform to the current period presentation. The reclassifications were made to change the income statement presentation to provide the users of the financial statements additional information related to the operating results of the Company. These reclassifications include reclassifying transaction-based clearing expenses and introducing broker commissions separately from compensation and other expenses, and as components along with interest expense in arriving at net operating revenues. Additionally, travel and business development expenses were previously included in ‘other’ expense. The reclassifications had no effect on consolidated operating revenues or net income.
Recent Accounting Pronouncements
On December 16, 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the disclosures about offsetting assets and liabilities. The amended guidance limits the scope of balance sheet offsetting to derivatives, repurchase agreements and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. While the FASB retained the existing offsetting models under U.S. GAAP, the new standard requires disclosures to allow investors to better compare and understand significant quantitative differences in financial statements prepared under U.S. GAAP. The new standard is effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective application is required. This guidance is effective for the Company’s fiscal year beginning October 1, 2013. The Company adopted this guidance starting with the current quarter. The adoption of this guidance did not have a material impact on the Company’s disclosures within the notes to its condensed consolidated financial statements. Refer to Note 4 and Note 10 of the notes to the condensed consolidated financial statements for disclosure of assets and liabilities regarding the Company's derivative instruments and repurchase agreements.
In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income requiring new disclosures regarding reclassification adjustments from accumulated other comprehensive income (“AOCI”). ASU No. 2013-02 requires disclosure of amounts reclassified out of AOCI by component. In addition, the entity is required to present, either on the face of the statement where net income is presented or the notes, significant amounts reclassified out of AOCI by the respective line items of net income. The Company adopted this guidance starting with the current quarter. The adoption of this guidance did not have a material impact on the presentation of the Company’s condensed consolidated financial statements.
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
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. For public entities, the ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2015. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s condensed consolidated financial statements.
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

	Three Months Ended December 31,
(in millions, except share amounts)	2013	2012
Numerator:
Net income	$2.5	$13.3
Less: Allocation to participating securities	(0.1)	(0.5)
Income from operations allocated to common stockholders	$2.4	$12.8
Diluted net income	$2.5	$13.3
Less: Allocation to participating securities	(0.1)	(0.5)
Diluted net income allocated to common stockholders	$2.4	$12.8
Denominator:
Weighted average number of:
Common shares outstanding	18,657,678	18,266,338
Dilutive potential common shares outstanding:
Share-based awards	700,764	512,337
Diluted weighted-average shares	19,358,442	18,778,675
The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the Accounting Standards Codification (“ASC”).
Options to purchase 1,126,282 and 1,490,547 shares of common stock for the three months ended December 31, 2013 and 2012, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.
Note 3 – Assets and Liabilities, at Fair Value
The Company’s financial and nonfinancial assets and liabilities reported at fair value are included in the following captions on the condensed consolidated balance sheets:

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
Fair Value Hierarchy
The majority of financial assets and liabilities on the consolidated balance sheets are reported at fair value. Cash is reported at the balance held at financial institutions. Cash equivalents includes money market funds, which are valued at period-end at the net asset value provided by the fund’s administrator, and certificates of deposit, which are stated at cost plus accrued interest, which approximates fair value. Cash, securities and other assets segregated under federal and other regulations include the value of cash collateral as well as the value of other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and commodities warehouse receipts. Deposits with and receivables from exchange-clearing organizations and broker-dealers, clearing organizations and counterparties and payable to customers and broker-dealers, clearing organizations and counterparties include the value of cash collateral as well as the value of money market funds and other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and mortgage-backed securities. These balances also include the fair value of exchange-traded futures and options-on-futures and exchange-cleared swaps and options determined by prices on the applicable exchange. Financial instruments owned and sold, not yet purchased include the value of U.S. and foreign government obligations, corporate debt securities, derivative financial instruments, commodities and mutual funds. The fair value of exchange common stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. The carrying value of notes receivable, net approximates fair value, given their short duration. Payables to lenders under loans carry variable rates of interest and thus approximate fair value. The fair value of the Company’s senior unsecured notes is estimated to be $46.2 million (carrying value of $45.5 million) as of December 31, 2013, based on the transaction prices at public exchanges for the same or similar issues.
The fair value estimates presented in the condensed consolidated financial statements are based on pertinent information available to management as of December 31, 2013 and September 30, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented in the condensed consolidated financial statements.
Cash equivalents, securities, commodities warehouse receipts, derivative financial instruments, commodities leases, exchange common stock and contingent liabilities are carried at fair value, on a recurring basis, and are classified and disclosed into three levels in the fair value hierarchy. The Company did not have any fair value adjustments for assets or liabilities measured at fair value on a non-recurring basis during the three months ended December 31, 2013. The three levels of the fair value hierarchy under the Fair Value Measurements and Disclosures Topic of the ASC are:
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

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of December 31, 2013 and September 30, 2013 by level in the fair value hierarchy. There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2013 and September 30, 2013.

	December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Money market funds	$0.1	$—	$—	$—	$0.1
Certificate of deposits	3.0	—	—	—	3.0
Unrestricted cash equivalents	3.1	—	—	—	3.1
Commodities warehouse receipts	14.5	—	—	—	14.5
U.S. government obligations	—	19.0	—	—	19.0
Securities and other assets segregated under federal and other regulations	14.5	19.0	—	—	33.5
Money market funds	776.8	—	—	—	776.8
U.S. government obligations	—	590.0	—	—	590.0
Mortgage-backed securities	—	3.5	—	—	3.5
Derivatives	1,577.2	—	—	(1,594.0)	(16.8)
Deposits and receivables from exchange-clearing organizations	2,354.0	593.5	—	(1,594.0)	1,353.5
Deposits and receivables from broker-dealers, clearing organizations and counterparties - derivatives	0.3	0.9	—	(6.3)	(5.1)
Common and preferred stock and American Depositary Receipts (“ADRs”)	62.3	15.8	0.7	—	78.8
Exchangeable foreign ordinary equities and ADRs	28.8	—	—	—	28.8
Corporate and municipal bonds	17.2	—	3.4	—	20.6
U.S. government obligations	—	0.3	—	—	0.3
Foreign government obligations	9.8	—	—	—	9.8
Derivatives	146.4	553.8	—	(681.6)	18.6
Commodities leases	—	40.4	—	(39.7)	0.7
Exchange firm common stock	4.7	—	—	—	4.7
Mutual funds and other	5.2	—	—	—	5.2
Mortgage-backed securities	—	1.5	—	—	1.5
Financial instruments owned	274.4	611.8	4.1	(721.3)	169.0
Total assets at fair value	$2,646.3	$1,225.2	$4.1	$(2,321.6)	$1,554.0
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$9.1	$—	$9.1
Payable to customers - derivatives	1,494.1	—	—	(1,494.1)	—
Common and preferred stock and ADRs	91.5	11.3	—	—	102.8
Exchangeable foreign ordinary equities and ADRs	15.0	—	—	—	15.0
Corporate and municipal bonds	15.7	0.2	—	—	15.9
Derivatives	151.9	542.4	—	(660.0)	34.3
Commodities leases	—	82.2	—	(38.8)	43.4
Financial instruments sold, not yet purchased	274.1	636.1	—	(698.8)	211.4
Total liabilities at fair value	$1,768.2	$636.1	$9.1	$(2,192.9)	$220.5

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

	September 30, 2013
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Money market funds	$0.1	$—	$—	$—	$0.1
Certificate of deposits	2.9	—	—	—	2.9
Unrestricted cash equivalents	3.0	—	—	—	3.0
Money market funds	75.0	—	—	—	75.0
Commodities warehouse receipts	13.1	—	—	—	13.1
U.S. government obligations	—	19.5	—	—	19.5
Securities and other assets segregated under federal and other regulations	88.1	19.5	—	—	107.6
Money market funds	841.4	—	—	—	841.4
U.S. government obligations	—	594.8	—	—	594.8
Mortgage-backed securities	—	5.3	—	—	5.3
Derivatives	2,263.2	—	—	(2,333.0)	(69.8)
Deposits and receivables from exchange-clearing organizations	3,104.6	600.1	—	(2,333.0)	1,371.7
Deposits and receivables from broker-dealers, clearing organizations and counterparties - derivatives	1.8	0.2	—	(15.1)	(13.1)
Common and preferred stock and American Depositary Receipts (“ADRs”)	49.3	19.8	0.7	—	69.8
Exchangeable foreign ordinary equities and ADRs	36.7	—	—	—	36.7
Corporate and municipal bonds	0.1	—	3.5	—	3.6
U.S. government obligations	—	0.3	—	—	0.3
Foreign government obligations	7.7	—	—	—	7.7
Derivatives	173.6	440.6	—	(592.3)	21.9
Commodities leases	—	56.1	—	(50.0)	6.1
Commodities warehouse receipts	4.0	—	—	—	4.0
Exchange firm common stock	4.4	—	—	—	4.4
Mutual funds and other	4.0	—	—	—	4.0
Financial instruments owned	279.8	516.8	4.2	(642.3)	158.5
Total assets at fair value	$3,477.3	$1,136.6	$4.2	$(2,990.4)	$1,627.7
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$9.6	$—	$9.6
Payable to customers - derivatives	2,328.2	—	—	(2,328.2)	—
Common and preferred stock and ADRs	82.9	16.6	—	—	99.5
Exchangeable foreign ordinary equities and ADRs	8.7	—	—	—	8.7
Derivatives	174.0	473.2	—	(616.5)	30.7
Commodities leases	—	85.5	—	(44.5)	41.0
Financial instruments sold, not yet purchased	265.6	575.3	—	(661.0)	179.9
Total liabilities at fair value	$2,593.8	$575.3	$9.6	$(2,989.2)	$189.5

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
Realized and unrealized gains and losses are included in ‘trading gains, net’ in the condensed consolidated income statements.

Information on Level 3 Financial Assets and Liabilities
The Company’s financial assets at fair value classified in level 3 of the fair value hierarchy as of December 31, 2013 and September 30, 2013 are summarized below:

(in millions)	December 31, 2013	September 30, 2013
Total level 3 assets	$4.1	$4.2
Level 3 assets for which the Company bears economic exposure	$4.1	$4.2
Total assets	$2,743.9	$2,848.0
Total financial assets at fair value	$1,554.0	$1,627.7
Total level 3 assets as a percentage of total assets	0.1%	0.1%
Level 3 assets for which the Company bears economic exposure as a percentage of total assets	0.1%	0.1%
Total level 3 assets as a percentage of total financial assets at fair value	0.3%	0.3%
The following tables set forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the three months ended December 31, 2013 and 2012, including a summary of unrealized gains (losses) during the respective periods on the Company’s level 3 financial assets and liabilities still held as of December 31, 2013.

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended December 31, 2013
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.7	$—	$—	$—	$—	$—	$0.7
Corporate and municipal bonds	3.5	—	(0.1)	—	—	—	3.4
	$4.2	$—	$(0.1)	$—	$—	$—	$4.1
Liabilities:
Contingent liabilities	$9.6	$—	$0.2	$—	$(0.7)	$—	$9.1

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended December 31, 2012
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.9	$—	$—	$—	$—	$—	$0.9
Corporate and municipal bonds	3.6	—	—	—	—	—	3.6
	$4.5	$—	$—	$—	$—	$—	$4.5
Liabilities:
Contingent liabilities	$14.8	$—	$0.3	$3.1	$(0.3)	$—	$17.9
In accordance with the Fair Value Measurements Topic of the ASC, the Company has estimated on a recurring basis each period the fair value of debentures issued by a single asset owning company of Suriwongse Hotel located in Chiang Mai, Thailand. As of December 31, 2013, the Company’s investment in the hotel is $3.4 million, and included within the corporate and municipal bonds classification in the level 3 financial assets and financial liabilities tables. The Company has classified its investment in the hotel within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. These cash flows are discounted employing present value techniques. The Company estimates the fair value of its investment in these debentures by using a management-developed forecast, which is based on the income approach. The Company continues to monitor the hotel renovation process and evaluate the fair value of the debentures. There has been no significant change in the fair value of the debentures, and no additional loss has been recognized during the three months ended December 31, 2013 and 2012.
The Company is required to make additional future cash payments based on certain financial performance measures of its acquired businesses. The Company is required to remeasure the fair value of the cash earnout arrangements on a recurring basis in accordance with the guidance in the Business Combinations Topic of the ASC. The Company has classified its liabilities for the contingent earnout arrangements within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. The estimated fair value of the contingent purchase consideration is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted employing present value techniques in arriving at fair value. The discount rate was developed using market participant company data and there have been no significant changes in the discount rate environment. From the dates of acquisition to December 31, 2013, certain acquisitions have had changes in the estimates of undiscounted cash flows, based on actual performances fluctuating from estimates. The fair value of the contingent consideration increased $0.2 million and $0.3 million during the three months ended December 31, 2013 and 2012, respectively, with the corresponding amount classified as ‘other expense’ in the condensed consolidated income statements.
The Company reports transfers in and out of levels 1, 2 and 3, as applicable, using the fair value of the securities as of the beginning of the reporting period in which the transfer occurred. The Company did not have any transfers between level 1 and level 2 fair value measurements for the three months ended December 31, 2013 and 2012.
The Company has also classified equity investments in exchange firms’ common stock not pledged for clearing purposes as available-for-sale. The investments are recorded at fair value, with unrealized gains and losses recorded, net of taxes, as a component of other comprehensive income (“OCI”) until realized. As of December 31, 2013, the cost and fair value of all the equity investments in exchange firms was $3.7 million and $4.7 million, respectively. As of September 30, 2013, the cost and fair value of the equity investments in exchange firms was $3.7 million and $4.4 million, respectively.
In June 2012, the board of LME Holdings Limited (“LME Holdings”), the parent company of The London Metal Exchange (“LME”), entered into a framework agreement regarding the terms of a recommended cash offer for the entire issued and outstanding ordinary share capital of LME Holdings. In July 2012, the shareholders of LME Holdings approved the sale of LME Holdings to the Hong Kong Exchanges & Clearing Limited. In December 2012, the Company received proceeds of $8.6 million from the sale of its shares in the LME. The shares of the LME were previously held by the Company as available-for-sale and the unrealized gain for those shares was reflected in OCI. For the three months ended December 31, 2012, the Company reclassified the unrealized gain remaining in AOCI of approximately $6.3 million, net of income tax expense of $2.0 million, into the current period earnings.
In December 2012, the Company sold its exchange membership seats in the Board of Trade of Kansas City, Missouri, Inc. (“KCBT”), in connection with the acquisition of the KCBT by Chicago Mercantile Exchange (“CME”). The Company was required to hold these exchange membership seats for clearing purposes and, as a result, the associated KCBT shares were being held at cost on the condensed consolidated balance sheet. The Company received proceeds of $1.5 million and recognized a gain of $0.9 million before taxes, during the three months ended December 31, 2012, in connection with the sale of these seats.
The Company recorded unrealized gains of $0.7 million, net of income tax expense of $0.4 million as of December 31, 2013, and unrealized gains of $0.5 million, net of income tax expense of $0.3 million as of September 30, 2013, in OCI related to U.S. government obligations, mortgage-backed securities and the remaining equity investments in exchange firms classified as available-for-sale securities.
The following tables summarize the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses of the Company’s investment securities classified as available-for-sale as of December 31, 2013 and September 30, 2013:

December 31, 2013
Amounts included in deposits with and receivables from exchange-clearing organizations and financial instruments owned:
	Amortized Cost	Unrealized Holding		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$562.8	$0.1	$—	$562.9
Mortgage-backed securities	4.9	0.1	—	5.0
	$567.7	$0.2	$—	$567.9

September 30, 2013
Amounts included in deposits with and receivables from exchange-clearing organizations:
	Amortized Cost	Unrealized Holding(1)		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$568.5	$—	$—	$568.5
Mortgage-backed securities	5.2	0.1	—	5.3
	$573.7	$0.1	$—	$573.8
(1) Unrealized gain/loss on U.S. government obligations as of September 30, 2013, were less than $0.1 million.
As of December 31, 2013 and September 30, 2013, investments in debt securities classified as available-for-sale (“AFS”) mature as follows:

December 31, 2013
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$562.9	$—	$562.9
Mortgage-backed securities	—	5.0	5.0
	$562.9	$5.0	$567.9

September 30, 2013
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$568.5	$—	$568.5
Mortgage-backed securities	—	5.3	5.3
	$568.5	$5.3	$573.8
Except as discussed previously, there were no other sales of AFS securities during the three months ended December 31, 2013 and 2012, and as a result, no realized gains or losses were recorded for the three months ended December 31, 2013 and 2012.
For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of December 31, 2013 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to December 31, 2013. The total of $211.4 million as of December 31, 2013 includes $34.3 million for derivative contracts, which represents a liability to the Company based on their fair values as of December 31, 2013.
Derivatives
The Company utilizes derivative products in its trading capacity as a dealer in order to satisfy client needs and mitigate risk. The Company manages risks from both derivatives and non-derivative cash instruments on a consolidated basis. The risks of derivatives should not be viewed in isolation, but in aggregate with the Company’s other trading activities. The majority of the Company’s derivative positions are included in the consolidated balance sheets in ‘financial instruments owned, at fair value’, ‘deposits and receivables from exchange-clearing organizations’ and ‘financial instruments sold, not yet purchased, at fair value’.
The Company employs an interest rate risk management strategy that uses derivative financial instruments in the form of interest rate swaps to manage a portion of the aggregate interest rate position. The Company’s objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap the resulting variable interest earnings into the medium-term interest stream, by using a strip of interest rate swaps that mature every quarter, in order to achieve the two year moving average of the two year swap rate. The risk mitigation of these interest rate swaps is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC, and as a result they are recorded at fair value, with changes in the marked-to-market valuation of the financial instruments recorded in ‘trading gains, net’ in the consolidated income statements. The Company did not have any interest rate swaps outstanding at December 31, 2013.
Listed below are the fair values of the Company’s derivative assets and liabilities as of December 31, 2013 and September 30, 2013. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	December 31, 2013		September 30, 2013
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$1,430.0	$1,311.0	$2,036.6	$2,046.3
OTC commodity derivatives	411.9	419.9	481.4	484.9
Exchange-traded foreign exchange derivatives	75.3	77.9	89.3	104.2
OTC foreign exchange derivatives	287.7	274.4	132.3	162.3
Exchange-traded interest rate derivatives	8.6	3.9	4.3	36.0
Equity index derivatives	65.1	101.3	135.5	141.7
Gross fair value of derivative contracts	2,278.6	2,188.4	2,879.4	2,975.4
Impact of netting and collateral	(2,281.9)	(2,154.1)	(2,940.4)	(2,944.7)
Total fair value included in ‘Deposits and receivables from exchange-clearing organizations’	$(16.8)		$(69.8)
Total fair value included in ‘Deposits and receivables from broker-dealers, clearing organizations and counterparties’	$(5.1)		$(13.1)
Total fair value included in ‘Financial instruments owned, at fair value’	$18.6		$21.9
Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$34.3		$30.7

(1)	As of December 31, 2013 and September 30, 2013, the Company’s derivative contract volume for open positions were approximately 3.0 million and 4.1 million contracts, respectively.
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
The following table sets forth the Company’s gains (losses) related to derivative financial instruments for the three months ended December 31, 2013 and 2012, in accordance with the Derivatives and Hedging Topic of the ASC. The gains (losses) set forth below are included in ‘trading gains, net’ in the condensed consolidated income statements.

	Three Months Ended December 31,
(in millions)	2013	2012
Commodities	$8.7	$30.6
Foreign exchange	2.1	2.6
Interest rate	—	0.1
Net gains (losses) from derivative contracts	$10.8	$33.3
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
The Company is a party to financial instruments in the normal course of its business through customer and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held as of December 31, 2013 and September 30, 2013 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting or customer agreements which reduce the exposure to the Company.
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
Note 5 – Receivables From Customers, Net and Notes Receivable, Net
Receivables from customers, net and notes receivable, net include an allowance for bad debts, which reflects the Company’s best estimate of probable losses inherent in the receivables from customers and notes receivable. The Company provides for an allowance for doubtful accounts based on a specific-identification basis. The Company continually reviews its allowance for bad debts. The allowance for doubtful accounts related to receivables from customers was $1.4 million and $1.1 million as of December 31, 2013 and September 30, 2013, respectively. The allowance for doubtful accounts related to notes receivable was $0.1 million as of December 31, 2013 and September 30, 2013.
During the three months ended December 31, 2013, the Company recorded bad debt expense of $0.4 million, including provision increases of $0.3 million and direct write-offs of $0.1 million. During the three months ended December 31, 2012, the Company recorded bad debt expense of $0.4 million, representing provision increases.
The Company originates short-term notes receivable from customers with the outstanding balances being insured 90% to 98% by a third party, including accrued interest. The total balance outstanding under insured notes receivable was $17.3 million and $21.1 million as of December 31, 2013 and September 30, 2013, respectively. The Company has sold $16.0 million and $18.7 million of the insured portion of the notes through non-recourse participation agreements with other third parties as of December 31, 2013 and September 30, 2013, respectively.
See discussion of notes receivable related to commodity repurchase agreements in Note 10.

Note 6 – Physical Commodities Inventory
Physical commodities inventories are stated at the lower of cost or market (“LCM”) using the weighted-average price and first-in first-out cost method. Cost includes finished commodity or raw material and processing costs related to the purchase and processing of inventories. Commodities in process include commodities in the process of being recycled. The carrying values of the Company’s inventory as of December 31, 2013 and September 30, 2013 are shown below.

(in millions)	December 31, 2013	September 30, 2013
Physical commodities inventory - finished commodities	$26.6	$59.0
As a result of declining market prices for some commodities, the Company has recorded LCM adjustments for physical commodities inventory of $0.3 million and $0.9 million as of December 31, 2013 and September 30, 2013, respectively. The adjustments are included in ‘cost of sales of physical commodities’ in the condensed consolidated income statements.
Note 7 – Goodwill
The carrying value of goodwill by segment is as follows:

(in millions)	December 31, 2013	September 30, 2013
Commodity and Risk Management Services	$33.1	$33.1
Foreign Exchange	6.3	6.3
Securities	8.1	8.1
Goodwill	$47.5	$47.5
Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows:

	December 31, 2013			September 30, 2013
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Noncompete agreement	$—	$—	$—	$3.7	$(3.7)	$—
Trade name	—	—	—	0.7	(0.7)	—
Software programs/platforms	2.2	(1.6)	0.6	2.2	(1.5)	0.7
Customer base	12.4	(2.8)	9.6	12.4	(2.6)	9.8
	14.6	(4.4)	10.2	19.0	(8.5)	10.5
Intangible assets not subject to amortization
Trade name	1.1	—	1.1	1.1	—	1.1
Total intangible assets	$15.7	$(4.4)	$11.3	$20.1	$(8.5)	$11.6
Amortization expense related to intangible assets was $0.3 million and $0.6 million for the three months ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2014 (remaining nine months)	$1.0
Fiscal 2015	1.1
Fiscal 2016	0.7
Fiscal 2017	0.7
Fiscal 2018	0.7
Fiscal 2019 and thereafter	6.0
$10.2
Note 9 – Credit Facilities
Variable-Rate Credit Facilities
The Company has four committed credit facilities under which the Company and its subsidiaries may borrow up to $315.0 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities are short term borrowings and carry variable rates of interest, thus approximating fair value.
The Company’s credit facilities consist of the following:

•
$140.0 million facility available to INTL FCStone Inc. for general working capital requirements, committed until September 20, 2016. The facility is secured by a pledge of shares held in certain of the Company’s subsidiaries.

•
$75.0 million facility available to the Company’s wholly owned subsidiary, FCStone, LLC, for short-term funding of margin to commodity exchanges, committed until April 10, 2014. The facility is subject to annual review and guaranteed by INTL FCStone Inc.

•
$75.0 million facility available to the Company’s wholly owned subsidiary, FCStone Merchant Services, LLC, for financing traditional commodity financing arrangements and commodity repurchase agreements, committed until May 1, 2014. The facility is subject to annual review, and is secured by the assets of FCStone Merchants and guaranteed by INTL FCStone Inc.

•
$25.0 million facility available to the Company’s wholly owned subsidiary, INTL FCStone Ltd, for short-term funding of margin to commodity exchanges, committed until November 10, 2014. The facility is subject to annual review, and the facility is guaranteed by INTL FCStone Inc.

Senior Unsecured Notes
In July 2013, the Company completed the offering of $45.5 million aggregate principal amount of the Company’s 8.5% Senior Notes due 2020 (the “Notes”). The net proceeds of the sale of the Notes are being used for general corporate purposes. The Notes were issued under an Indenture dated as of July 22, 2013, between the Company and The Bank of New York Mellon, as Trustee. The Notes bear interest at a rate of 8.5% per year (payable quarterly on January 30, April 30, July 30 and October 30 of each year). The Notes mature on July 30, 2020. The Company may redeem the Notes, in whole or in part, at any time on and after July 30, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date. The Company incurred debt issuance costs of $1.7 million in connection with the issuance of the Notes, which are being amortized over the term of the Notes.

The following table sets forth a listing of credit facilities, the committed amounts as of December 31, 2013 on the facilities, and outstanding borrowings on the facilities as well as indebtedness on senior notes as of December 31, 2013 and September 30, 2013:

(in millions)
Credit Facilities				Amounts Outstanding
Borrower	Security	Renewal / Expiration Date	Total Commitment	December 31, 2013	September 30, 2013
INTL FCStone Inc.	Certain pledged shares	September 20, 2016	$140.0	$49.0	$55.0
FCStone, LLC	None	April 10, 2014	75.0	—	—
FCStone Merchants	Certain commodities assets	May 1, 2014	75.0	11.2	6.0
INTL FCStone, Ltd.	None	November 10, 2014	25.0	—	—
			$315.0	$60.2	$61.0
Senior Unsecured Notes
8.50% senior notes, due July 30, 2020				45.5	45.5
Total indebtedness				$105.7	$106.5
As shown above, $175 million of the Company’s committed credit facilities are scheduled to expire during the next twelve months. The Company intends to renew or replace these facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with these covenants could result in the debt becoming payable on demand. As of December 31, 2013, the Company was in compliance with all of its financial covenants under its credit facilities.
The agreement with INTL FCStone Inc. as borrower also includes a non-financial covenant that requires the Company to provide audited financial statements for each fiscal year within ninety days after the end of the fiscal year. The Company was unable to deliver the audited financial statements for the fiscal year ended September 30, 2013 within the required time period. The Company requested and was granted a waiver from the lenders, dated December 23, 2013, extending the time period the Company had to provide the audited financial statements. The Company provided its audited financial statements for the fiscal year ended September 30, 2013 within the extended period.
Note 10 – Commodity and Other Repurchase Agreements
The Company’s outstanding notes receivable in connection with sale/repurchase agreements, under which customers sell certain commodity inventory and agree to repurchase the commodity inventory at a future date at either a fixed or floating rate, as of December 31, 2013 and September 30, 2013 were $22.0 million and $9.2 million, respectively.
The obligations outstanding related to commodities sold under repurchase agreements that are recorded in ‘lenders under loans’ as of December 31, 2013 and September 30, 2013 were $11.2 million and $6.0 million, respectively.
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
As of December 31, 2013 and September 30, 2013, the condensed consolidated balance sheets include loss contingency accruals recorded prior to September 30, 2013 which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, and in addition to the possible losses discussed below, is not likely to be material to the Company’s earnings, financial position or liquidity.
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
The settlement, with appropriate waivers and consents, required FCStone, LLC to appoint an independent third party reviewer to review and evaluate FCStone LLC’s existing policies and procedures relating to certain risks, to ensure that we have made sufficient modifications to its risk controls since 2008. An independent third party reviewer was appointed, and the review process is progressing, but has not yet been completed.
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
Contractual Commitments
Contingent Liabilities - Acquisitions
Under the terms of the purchase agreements related to the acquisitions listed below, the Company has obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The contingent liability for these estimated additional purchase price considerations of $9.1 million and $9.6 million are included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets as of December 31, 2013 and September 30, 2013. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings. The change in fair value during the three months ended December 31, 2013 and 2012 were increases of $0.2 million and $0.3 million, respectively, and are included in ‘other’ in the consolidated income statements.
The Company has a contingent liability relating to the December 2012 acquisition of the accounts of Tradewire Securities, LLC, which may result in the payment of additional purchase price consideration. The contingent liability recorded represents the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings during three annual periods and a six month period, after the third annual period, following the closing of the acquisition, for a total of four payments, with a discount rate being applied to those future payments. The change in fair value during the three months ended December 31, 2013 was an increase of $0.2 million, included in ‘other’ in the consolidated income statement. The present value of the estimated total purchase price, including contingent consideration, is $6.6 million as of December 31, 2013, which remains outstanding and is included in ‘accounts payable and other accrued liabilities’ in the consolidated balance sheet.
The Company has a contingent liability relating to the November 2011 acquisition of Coffee Network, LLC,subsequently reorganized as a division of FCStone, LLC, which may result in the payment of additional purchase price consideration. The contingent liability recorded represents the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings during the three annual periods following the closing of the acquisition plus a final contingent payment. The acquisition date fair value of additional consideration was estimated to be less than $0.1 million. There was no significant change in fair value for the three months ended December 31, 2013 and 2012. The present value of the estimated total purchase price, including contingent consideration, is less than $0.1 million as of December 31, 2013, which has not been paid and is included in ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.
The Company has a contingent liability relating to the October 2010 acquisition of Hencorp Becstone Futures, L.C., subsequently reorganized as a division of FCStone, LLC, which may result in the payment of additional purchase price consideration. The contingent liability recorded represents the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings during the fourth fiscal year following the closing of the acquisition plus an additional final estimated contingent payment and a discount rate being applied to the future payments. There was no significant change in fair value for the three months ended December 31, 2013. The change in fair value for the three months ended December 31, 2012 was an increase of $0.1 million, included in ‘other expense’ in the condensed consolidated income statements. The present value of the estimated total purchase price, including contingent consideration, is $7.5 million as of December 31, 2013, of which $2.5 million has not been paid and is included in ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.

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
Note 12 – Capital and Other Regulatory Requirements
The Company’s activities are subject to significant governmental regulation, both in the United States and overseas. The subsidiaries of the Company were in compliance with all of their regulatory requirements as of December 31, 2013, as follows:

(in millions)			As of December 31, 2013
Subsidiary	Regulatory Authority	Requirement Type	Actual	Minimum Requirement
FCStone, LLC	CFTC	Net capital	$106.9	$63.3
FCStone, LLC	CFTC	Segregated funds	$1,606.1	$1,582.7
FCStone, LLC	CFTC	Secured funds	$69.0	$52.4
INTL FCStone Ltd	FCA (United Kingdom)	Net capital	$59.7	$25.8
INTL FCStone Ltd	FCA (United Kingdom)	Segregated funds	$65.4	$64.2
INTL Global Currencies Limited	FCA (United Kingdom)	Net capital	$20.5	$0.5
INTL FCStone Securities Inc.	SEC	Net capital	$4.8	$1.0
FCC Investments, Inc.	SEC	Net capital	$0.3	$0.3
FCStone Australia	Australian Securities and Investment Commission	Net capital	$1.7	$0.9
FCStone Australia	New Zealand Clearing Ltd	Capital adequacy	$11.5	$4.1
INTL FCStone DTVM Ltda.	Brazilian Central Bank and Securities and Exchange Commission of Brazil	Capital adequacy	$1.0	$0.6
INTL Capital S.A.	Rosario Futures Exchange (Argentina)	Capital adequacy	$5.7	$0.1
INTL Capital S.A.	General Inspector of Justice (Argentina)	Net capital	$7.6	$6.7
INTL CIBSA Sociedad de Bolsa S.A.	Superintendent of Securities Markets of Buenos Aires (Argentina)	Net capital	$6.4	$0.2
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of December 31, 2013, these subsidiaries were in compliance with their local capital adequacy requirements.
Note 13 – Share-Based Compensation
Share-based compensation expense is included in ‘compensation and benefits’ in the condensed consolidated income statements and totaled $1.1 million and $1.6 million for the three months ended December 31, 2013 and 2012, respectively.
Stock Option Plan
The Company sponsors a stock option plan for its directors, officers, employees and consultants. The 2013 Stock Option Plan, which was approved by the Company’s Board of Directors and shareholders, authorizes the Company to issue stock options covering up to 1.0 million shares of the Company’s common stock. As of December 31, 2013, there were 1.0 million shares available for future grant under this plan. The Company settles stock option exercises with newly issued shares of common stock. There were no options granted during the three months ended December 31, 2013.

The following is a summary of stock option activity for the three months ended December 31, 2013:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2013	1,000,000	1,779,983	$24.76	$11.44	4.87	$4.8
Granted	—	—	$—	$—
Exercised		(44,920)	$12.05	$6.22
Forfeited	—	—	$—	$—
Expired	—	(32,647)	$50.64	$14.27
Balances as of December 31, 2013	1,000,000	1,702,416	$24.60	$11.52	4.81	$3.3
Exercisable as of December 31, 2013		761,103	$23.91	$9.75	1.73	$3.3
The total compensation cost not yet recognized for non-vested awards of $9.5 million as of December 31, 2013 has a weighted-average period of 6.31 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. The total intrinsic value of options exercised during the three months ended December 31, 2013 and 2012 was $0.6 million and $0.5 million, respectively.
Restricted Stock Plan
The Company sponsors a restricted stock plan for its directors, officers and employees. As of December 31, 2013, 1,138,250 shares were authorized for future grant under the 2012 Restricted Stock Plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company utilizes newly issued shares of common stock to make restricted stock grants.
The following is a summary of restricted stock activity for the three months ended December 31, 2013:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2013	1,154,862	363,638	$20.53	1.74	$7.4
Granted	(47,423)	47,423	$20.35
Vested		(102,581)	$19.76
Forfeited	30,811	(54,447)	$21.68
Balances as of December 31, 2013	1,138,250	254,033	$20.55	2.01	$4.7
The total compensation cost not yet recognized of $4.1 million as of December 31, 2013 has a weighted-average period of 2.04 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.

Note 14 – Other Expenses
Other expenses for the three months ended December 31, 2013 and 2012 consisted of the following:

	Three Months Ended December 31,
(in millions)	2013	2012
Contingent consideration, net(1)	$0.2	$0.7
Insurance	0.5	0.5
Advertising, meetings and conferences	0.4	0.4
Non-trading hardware and software maintenance and software licensing	0.7	0.6
Office supplies and printing	0.3	0.3
Other clearing related expenses	0.4	0.4
Other non-income taxes	1.0	1.1
Other	1.2	2.6
Total other expenses	$4.7	$6.6

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
The valuation allowance for deferred tax assets as of December 31, 2013 and September 30, 2013 was $2.3 million. The net change in the total valuation allowance for the year ended September 30, 2013 was a decrease of $1.8 million. The valuation allowances as of December 31, 2013 and September 30, 2013 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company incurred U.S. federal, state, and local taxable (losses) income for the fiscal years ended September 30, 2013, 2012, and 2011 of $(22.2) million, $(21.2) million, and$22.7 million, respectively. There are no significant differences between actual levels of past taxable income and the results of continuing operations, before income taxes in these jurisdictions. U.S. federal, state, and local taxable losses incurred during the years ended September 30, 2013 and 2012 were attributable to a decrease in exchange-traded and OTC derivative transactional volumes and revenue caused by consecutive droughts in the U.S., as well as losses incurred in the physical base metals business. During 2013, the Company elected to pursue an exit of its physical base metals business through an orderly liquidation of open positions. Additionally, the Company completed an acquisition of the accounts of Tradewire Securities. Although both the exit of the physical base metals business and the acquisition of the Tradewire Securities accounts are expected to positively affect future levels of taxable income, the expected impact cannot be reliably projected. When evaluating if U.S. federal, state, and local deferred taxes are realizable, the Company considered deferred tax liabilities of $4.3 million that are scheduled to reverse from 2014 to 2018 and $1.3 million of deferred tax liabilities associated with unrealized gains in securities which the Company could sell, if necessary. Furthermore, the Company considered its ability to implement business and tax planning strategies that would allow the remaining U.S. federal, state, and local deferred tax assets, net of valuation allowances, to be realized within 19 years. Based on the tax planning strategies that can be implemented, management believes that it is more likely than not that the Company will realize the tax benefit of the deferred tax assets, net of the existing valuation allowance, in the future. However, the realization of deferred income taxes is dependent on future events, and changes in estimate in future periods could result in adjustments to the valuation allowance.
The income tax expense from operations of $1.5 million and $5.5 million for the three months ended December 31, 2013 and 2012, respectively, reflect estimated federal, foreign and state taxes.
For the three months ended December 31, 2013, the Company’s effective tax rate was 38% compared to 29% for the three months ended December 31, 2012.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company has open tax years ranging from September 30, 2008 through September 30, 2013 with U.S. federal and state and local taxing authorities. In the U.K., the Company has open tax years ending September 30, 2012 to September 30, 2013. In Brazil, the Company has open tax years ranging from December 31, 2008 through December 31, 2012. In Argentina, the Company has open tax years ranging from December 31, 2006 to September 30, 2013. The Internal Revenue Service commenced an examination of the U.S. income tax return for the fiscal year ended September 30, 2010. Additionally, INTL FCStone is under state examinations for various periods, ranging from September 2009 through September 30, 2012. The Company is also under examination in Nigeria for tax years 2006 through 2013.
Note 16 – Acquisitions and Disposals
First American Capital and Trading Corp.
On November 18, 2013, First American Capital and Trading Corp. (“FACT”) transfered its customer accounts to INTL FCStone Inc.’s broker-dealer subsidiary, INTL FCStone Securities Inc. FACT provided correspondent clearing services to institutional customers directly and through a global network of partners. FACT serviced a wide range of customers, including broker-dealers, investment advisors, and fund managers.
The consideration to be paid for the acquisition of institutional accounts from FACT consists of contingent payments based on the pre-tax earnings of the institutional account division created following this transfer. The purchase price for the acquisition is not material to the condensed consolidated financial statements.
Exit of Physical Base Metals Business
During the second quarter of fiscal 2013, as a result of a change in management strategy in the Company’s base metals product line, the Company elected to pursue an exit of its physical base metals business through the sale and orderly liquidation of current open positions. During the following months, the Company completed a sale of a portion of the physical base metals open contract positions, and the liquidation of the majority of the remaining physical base metals open contract positions and inventory. The exit of the physical base metals business was substantially completed by the end of fiscal 2013, including the termination of the physical base metals trading team and certain operational support personnel. The remaining open contract positions will be fulfilled during the second fiscal quarter of 2014. The Company expects to present the physical base metals activities in the financial statements as discontinued operations beginning in the second quarter of fiscal 2014. The performance of the physical base metals activities resulted in pre-tax income of $0.1 million and $4.7 million during the three month period ended December 31, 2013 and 2012, respectively. The physical base metals business is included in the C&RM Segment. The Company continues to operate the portion of its base metals business related to non-physical assets, conducted primarily through the London Metals Exchange.
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
The Company records its physical commodities revenues on a gross basis. Operating revenues and losses from the Company’s commodities derivatives activities are included in ‘trading gains, net’ in the condensed consolidated income statements. Inventory for the commodities business is valued at the lower of cost or fair value, under the provisions of the Inventory Topic of the ASC. The Company generally mitigates the price risk associated with commodities held in inventory through the use of derivatives. The Company does not elect hedge accounting under U.S. GAAP in accounting for this price risk mitigation. In such situations, unrealized gains in inventory are not recognized under U.S. GAAP, but unrealized gains and losses in related derivative positions are recognized under U.S. GAAP. As a result, the Company’s reported earnings from commodities trading may be subject to significant volatility when calculated under U.S. GAAP.
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
Clearing and Execution Services (CES)
The Company seeks to provide competitive and efficient clearing and execution of exchange-traded futures and options-on-futures for the institutional and professional trader market segments. Through its platform, customer orders are accepted and directed to the appropriate exchange for execution. The Company then facilitates the clearing of customers’ transactions. Clearing involves the matching of customers’ trades with the exchange, the collection and management of margin deposits to support the transactions, and the accounting and reporting of the transactions to customers. The Company seeks to leverage its capabilities and capacity by offering facilities management or outsourcing solutions to other FCMs.
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
Segment data includes the profitability measure of net contribution by segment. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of the Company’s resources. Net contribution is calculated as revenue less direct cost of sales, transaction-based clearing expenses, variable compensation, introducing broker commissions, and interest expense. Variable compensation paid to risk management consultants/traders generally represents a fixed percentage of an amount equal to revenues generated, and in some cases, revenues produced less transaction-based clearing charges, base salaries and an overhead allocation.
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

Information concerning operations in these segments of business is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended December 31,
(in millions)	2013	2012
Total revenues:
Commodity and Risk Management Services	$7,766.9	$12,453.1
Foreign Exchange	18.3	16.2
Securities	17.6	12.9
Clearing and Execution Services	23.8	22.4
Other	111.8	39.5
Corporate unallocated	(0.4)	8.7
Total	$7,938.0	$12,552.8
Operating revenues (loss):
Commodity and Risk Management Services	$48.5	$60.7
Foreign Exchange	18.3	16.2
Securities	17.6	12.9
Clearing and Execution Services	23.8	22.4
Other	5.6	4.8
Corporate unallocated	(0.4)	8.7
Total	$113.4	$125.7
Net contribution:
(Revenues less cost of sales, transaction-based clearing expenses, variable bonus compensation, introducing broker commissions and interest expense)
Commodity and Risk Management Services	$29.2	$40.5
Foreign Exchange	12.1	10.4
Securities	8.6	6.9
Clearing and Execution Services	3.7	3.6
Other	4.1	2.8
Total	$57.7	$64.2
Segment income (loss):
(Net contribution less non-variable direct segment costs)
Commodity and Risk Management Services	$13.1	$22.7
Foreign Exchange	8.1	7.1
Securities	4.3	3.2
Clearing and Execution Services	1.1	(0.9)
Other	2.9	1.9
Total	$29.5	$34.0
Reconciliation of segment income to income from operations, before tax:
Segment income	$29.5	$34.0
Costs not allocated to operating segments	25.5	15.2
Income from operations, before tax	$4.0	$18.8

(in millions)	As of December 31, 2013	As of September 30, 2013
Total assets:
Commodity and Risk Management Services	$1,057.2	$1,105.1
Foreign Exchange	126.8	145.0
Securities	226.6	198.5
Clearing and Execution Services	1,164.8	1,246.4
Other	54.7	37.3
Corporate unallocated	113.8	115.7
Total	$2,743.9	$2,848.0

Note 18 – Subsequent Events
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
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the control of INTL FCStone Inc. and its subsidiaries, including adverse changes in economic, political and market conditions, losses from our market-making and trading activities arising from counter-party failures and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of federal and state securities laws and the impact of changes in technology in the securities and commodities trading industries. Although we believe that our forward-looking statements are based upon reasonable assumptions regarding our business and future market conditions, there can be no assurances that our actual results will not differ materially from any results expressed or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any forward-looking statements are not guarantees of future performance.
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
Overview
INTL FCStone Inc. and its consolidated subsidiaries form a financial services group, employing 1,105 people in offices in 11 countries as of December 31, 2013. Our services include comprehensive risk management advisory services for commercial customers; execution of listed futures and options-on-futures contracts on all major commodity exchanges; the sale of structured over-the-counter (“OTC”) products in a wide range of commodities; physical trading and hedging of precious metals and select other commodities, trading of more than 130 foreign currencies, market-making in international equities, debt origination and asset management.
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

We report our operating segments based on services provided to customers. Our activities are divided into the following functional areas consisting of Commodity and Risk Management Services (“C&RM”), Foreign Exchange, Securities, Clearing and Execution Services (“CES”) and Other. Additional information on these functional areas can be found in Note 17 of the Condensed Consolidated Financial Statements.
Executive Summary
We experienced a decline in operating revenues and adjusted operating revenues during the three months ended December 31, 2013 compared to the prior year period, primarily as a result of the the $9.2 million realized gain on the sale of our shares in the LME and KCBT in the prior year period. All of our segments, with the exception of the C&RM segment experienced operating revenue growth over the prior year period. Interest income on customer deposits remained constrained by historically low short term interest rates, while average customer assets on deposits, which generate interest income for us, were relatively flat with the prior year period at $1.7 billion.
The decrease in our core C&RM operating revenues was primarily a result of a decline in OTC hedging revenues in our soft commodities product line as well as declines in the physical base metals business. The soft commodity product line has been constrained by low volatility and the lingering effects of the drought in the United States during 2012 on the agricultural commodity markets, and to a lesser extent, coupled with uncertainty on the part of our customers as to the effect that the Dodd-Frank legislation and related regulations will have on their OTC positions and operations.
During the second quarter of fiscal 2013, as a result of a change in management strategy in our base metals product line, we elected to pursue an exit of our physical base metals business through the sale and orderly liquidation of current open positions. During the following months, we completed a sale of a portion of the physical base metals open contract positions and the liquidation of the majority of the remaining physical base metals inventory, as well as all but two of the remaining open contract positions. The exit of the physical base metals business was substantially completed by the end of fiscal 2013, including the termination of the physical base metals trading team and certain operational support personnel. The two remaining open contract positions will be fulfilled during the second fiscal quarter of 2014. We expect to present the physical base metals activities in the financial statements as discontinued operations beginning in the second quarter of fiscal 2014. Adjusted operating revenues related to the physical base metals activity were $0.5 million for the first quarter and the prior-year period. On an adjusted, non-GAAP basis, the performance of the physical base metals activities resulted in an adjusted, non-GAAP pre-tax income of less than $0.1 million in the first quarter compared to a loss of $2.1 million in the prior-year period. We continue to operate the portion of our base metals business related to non-physical assets, conducted primarily through the LME.
The declines in C&RM revenues have been partially tempered by the continued growth in operating revenues generated by the LME metals team, which recognized record operating revenues in first quarter. We continue to operate this portion of our base metal business, which assists its commercial customers in the execution of hedging strategies in the financial base metals markets.
Operating revenues in our Foreign Exchange segment continued to increase, as the global payments product line experienced record revenues of $13.6 million for the three months ended December 31, 2013 driven by continued acquisition of commercial bank clients and the successful implementation of a new back office platform which enables us to process increased volumes, including smaller notional payments, without requiring the hiring of additional support personnel.
The Securities segment continued to show strong growth following our acquisition of accounts of Tradewire Securities, LLC (“Tradewire Securities”), in the first quarter of 2013, as well as revenue growth in the Argentina debt trading business.
Overall, net income declined for the three months ended December 31, 2013 compared to the prior year, primarily as a result of the sale of LME and KCBT shares in the prior year period as well as the decline in soft commodity product line revenues.
Selected Summary Financial Information
As discussed in previous filings and elsewhere in this report on Form 10-Q, U.S. GAAP requires us to carry derivatives at fair value but physical commodities inventory at the lower of cost or fair value. These requirements may have a significant temporary impact on our reported earnings. Under U.S. GAAP, gains and losses on commodities inventory and derivatives which we intend to be offsetting are often recognized in different periods. Additionally, in certain circumstances, U.S. GAAP does not permit us to reflect changes in estimated values of forward commitments to purchase and sell commodities. In such circumstances, the forward commitments to purchase and sell commodities, which we do not reflect in the condensed consolidated balance sheets, do not qualify as a derivative under the Derivatives and Hedging Topic of the Accounting Standards Codification (“ASC”).
For these reasons, management primarily assesses our operating results on a marked-to-market basis. Management relies on these adjusted operating results to evaluate the performance our physical commodities businesses and its personnel, as well as our overall performance. Additionally, we focus on mitigating exposure to market risk, ensuring adequate liquidity to maintain daily operations and making non-interest expenses variable, to the greatest extent possible.
Under “Adjusted Non-GAAP Data” in the tables below are our adjusted operating revenues, adjusted net operating revenues, adjusted income from operations, adjusted net income and adjusted stockholders’ equity, which have been adjusted to reflect the marked-to-market differences in our C&RM and Other business segments during each period (in the case of operating and net operating revenues and net income) and the cumulative differences (in the case of stockholders’ equity). We have also included the estimated tax liability which would have been incurred as a result of these adjustments, utilizing an estimated tax rate of 37.5%.
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
Adjusted Non-GAAP Financial Information (Unaudited)

	Three Months Ended December 31,
(in millions)	2013	2012
Adjusted Non-GAAP Data (Unaudited):
Adjusted operating revenues:
Operating revenues	$113.4	$125.7
Marked-to-market adjustment (non-GAAP)	(2.1)	(9.2)
Adjusted operating revenues (non-GAAP)	$111.3	$116.5
Adjusted net operating revenues:
Net operating revenues	$73.9	$89.2
Marked-to-market adjustment (non-GAAP)	$(2.1)	$(9.2)
Adjusted net operating revenues (non-GAAP)	$71.8	$80.0
Adjusted income from operations:
Income from operations, before tax	$4.0	$18.8
Marked-to-market adjustment (non-GAAP)	(2.1)	(9.2)
Adjusted income from operations, before tax (non-GAAP)	$1.9	$9.6
Adjusted net income:
Net income	$2.5	$13.3
Marked-to-market adjustment (non-GAAP)	(2.1)	(9.2)
Tax effect at blended rate of 37.5%	0.8	3.4
Adjusted net income (non-GAAP)	$1.2	$7.5
Adjusted stockholders’ equity:
Stockholders’ equity	$337.3	$319.4
Cumulative marked-to-market adjustment (non-GAAP)	2.2	6.2
Tax effect at blended rate of 37.5%	(0.8)	(2.4)
Adjusted stockholders’ equity (non-GAAP)	$338.7	$323.2
Adjusted operating revenues, adjusted net operating revenues, adjusted income from operations, adjusted net income and adjusted stockholders’ equity are financial measures that are not recognized by U.S. GAAP, and should not be considered as alternatives to operating revenues, net operating revenues, income from operations, before tax, net income or stockholders’ equity calculated under U.S. GAAP or as an alternative to any other measures of performance derived in accordance with U.S. GAAP. We have included these non-GAAP financial measures because we believe that they permit investors to make more meaningful comparisons of performance between the periods presented. In addition, these non-GAAP measures are used by management in evaluating our performance.

Results of Operations
Set forth below is our discussion of the results of its operations, as viewed by management, for the three months ended December 31, 2013 and 2012. This discussion refers to both U.S. GAAP results and adjusted non-GAAP marked-to-market information, in accordance with the information presented above under the heading ‘Adjusted non-GAAP Financial Information’. For the Foreign Exchange, Securities and CES segments, there are no differences between the U.S. GAAP results and the adjusted non-GAAP marked-to-market results. The C&RM and Other segments have differences between the U.S. GAAP results and the adjusted non-GAAP marked-to-market results. However, this means that there are differences between the U.S. GAAP basis and the non-GAAP marked-to-market basis for total operating revenues, total contribution and net income. Please note that any term below that contains the word ‘adjusted’ refers to non-GAAP, marked-to-market information.
Financial Overview (Unaudited)

	Three Months Ended December 31,
(in millions)	2013	% Change	2012
Operating revenues	$113.4	(10)%	$125.7
Marked-to-market adjustment (non-GAAP)	(2.1)	n/m	(9.2)
Adjusted operating revenues (non-GAAP)	111.3	(4)%	116.5
Transaction-based clearing expenses	25.2	2%	24.6
Introducing broker commissions	11.6	38%	8.4
Interest expense	2.7	(23)%	3.5
Adjusted net operating revenues (non-GAAP)	71.8	(10)%	80.0
Compensation and other expenses	69.9	(1)%	70.4
Adjusted income from operations, before tax (non-GAAP)	$1.9	(80)%	$9.6
Reconciliation of net operating revenues from GAAP to adjusted, non-GAAP amounts:
Net operating revenues	$73.9		$89.2
Marked-to-market adjustment (non-GAAP)	(2.1)		(9.2)
Adjusted net operating revenues (non-GAAP)	$71.8		$80.0
Reconciliation of income from operations, before tax from GAAP to adjusted, non-GAAP amounts:
Income from operations before tax	$4.0		$18.8
Marked-to-market adjustment (non-GAAP)	(2.1)		(9.2)
Adjusted income from operations, before tax (non-GAAP)	$1.9		$9.6
Operating Revenues
Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012
Our operating revenues under U.S. GAAP for the first quarter and the prior-year period were $113.4 million and $125.7 million, respectively. This decrease in operating revenue resulted from a $12.2 million decline in operating revenue in the C&RM segment driven by lower customer OTC hedging revenues as well as the exit of the physical base metals business. These declines were partially offset by a $2.1 million increase in the Foreign Exchange segment, a $4.7 million increase in the Securities segment, a $1.4 million increase in the CES segment, and a $0.8 million increase in the Other segment. In addition, the prior year period benefited from a $9.2 million realized gain on the sale of our shares in the LME and KCBT.
Adjusted operating revenues decreased 4% to $111.3 million in the first quarter compared to $116.5 million in the prior-year period, including a $3.8 million decrease in adjusted operating revenues in the C&RM segment and a $0.5 million decrease in the Other segment. The only difference between operating revenues and adjusted operating revenues, a non-GAAP measure, was the gross marked-to-market adjustment of $(2.1) million and $(9.2) million for the first quarter and the prior-year period, respectively. The gross marked-to-market adjustment only affects the adjusted operating revenues in the C&RM segment, specifically the physical base and precious metals product lines, and the commodity financing and origination product lines in the Other segment. In all other segments, there is no difference in operating and adjusted operating revenues.
Operating revenues and adjusted operating revenues in the C&RM segment decreased in the first quarter primarily due to a $4.6 million decrease in OTC hedging revenues, primarily in the Brazil markets. Operating revenues and adjusted operating revenues in the physical base metals business, declined $6.8 and $0.1 million, respectively, compared to the prior year period as a result of the planned exit of the physical base metals business. These decreases were partially offset by a $1.0 million increase in the ongoing LME metals team operating revenues to a record $8.7 million. The LME metals business operates in the financial exchange-traded markets and is part of the overall base metals product line. Precious metals operating revenues and adjusted operating revenues decreased $1.9 million and $0.1 million, respectively, compared to the prior year period, as result of a 11% decline in the number of ounces traded.
Operating revenues in the Foreign Exchange segment in the first quarter increased 13% or $2.1 million to $18.3 million compared to the prior year period, as operating revenues increased to a record $13.6 million in our global payments product line. This increase was partially offset by a decrease in our customer prime brokerage, foreign exchange arbitrage and customer hedging businesses.
Operating revenues in the Securities segment increased 36% compared to the prior year period to $17.6 million in the first quarter, driven by a 32% increase in the equity market making product line, primarily as a result of the transfer of accounts from Tradewire Securities. Operating revenues in the debt capital markets product line, increased $2.3 million to $7.5 million in the first quarter. Operating revenues in the CES segment increased 6% to $23.8 million in the first quarter compared to the prior year period, as a 2% decrease in exchange traded volumes was more than offset by an increase in the average commission rate per contract. Operating revenues in the Other segment, increased $0.8 million to $5.6 million in the first quarter as compared to the prior year period, driven by strong growth in asset management revenues. Adjusted operating revenues in the Other segment declined $0.5 million to $4.4 million as a decline in commodity financing and origination revenues more than offset the strong growth in asset management revenues. See Segment Information below for additional information on activity in each of the segments.
Interest and Transactional Expenses
Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012
Transaction-based clearing expenses: Transaction-based clearing expenses increased 2% to $25.2 million in the first quarter compared to $24.6 million in the prior-year period, and were 23% of adjusted operating revenues in the first quarter compared to 21% in the prior-year period. This increase in expense is primarily related to higher ADR conversion and exchange fees in the Securities segment activities, resulting from the acquisition of the accounts of Tradewire Securities during the prior-year period.
Introducing broker commissions: Introducing broker commissions increased 38% to $11.6 million in the first quarter compared to $8.4 million in the prior-year period. This increase is primarily due to the addition of several new introducing broker relationships, particularly in our CES segment, since the end of the prior-year quarter. Additionally, increased volume of payments in our global payments product line, increased activities in our soft commodities with introducing broker arrangements, and an increase in debt origination activity have resulted in an increase in introducing broker commission expenses.
Interest expense: Interest expense decreased to $2.7 million in the first quarter compared to $3.5 million in the prior-year period. This decrease in interest expense is related to our exit of the physical base metals activity, including the non-renewal of its dedicated credit facility in July 2013. Also, average outstanding borrowings used for commodity financing and facilitation activities during the first quarter decreased compared to the prior-year period, resulting primarily from lower commodity prices. These decreases in interest expense were partially offset by additional interest expense of $1.0 million related to our completed offering of 8.5% Senior Notes due July 2020 during the fourth quarter of fiscal 2013.
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
Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012
Net operating revenues decreased $15.3 million, or 17%, to $73.9 million in the first quarter compared to $89.2 million in the prior-year period. Adjusted net operating revenues decreased $8.2 million, or 10%, to $71.8 million in the first quarter compared to $80.0 million in the prior-year period.

Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Three Months Ended December 31,
(in millions)	2013	% Change	2012
Compensation and benefits:
Fixed compensation and benefits	$25.9	(4)%	$27.0
Variable compensation and benefits	20.5	4%	19.7
	46.4	(1)%	46.7
Other non-compensation expenses:
Communication and data services	6.3	19%	5.3
Occupancy and equipment rental	3.0	3%	2.9
Professional fees	4.4	19%	3.7
Travel and business development	2.8	(7)%	3.0
Depreciation and amortization	1.9	6%	1.8
Bad debts and impairments	0.4	—%	0.4
Other expense	4.7	(29)%	6.6
	23.5	(1)%	23.7
Total compensation and other expenses	$69.9	(1)%	$70.4
Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012
Compensation and Other Expenses: Compensation and other expenses decreased $0.5 million, or less than 1% to $69.9 million in the first quarter compared to $70.4 million in the prior-year period.
Compensation and Benefits: Total compensation and benefits expense decreased 1% to $46.4 million compared to $46.7 million in the prior-year period. Total compensation and benefits were 63% of net operating revenues and 65% of adjusted net operating revenues in the first quarter compared to 52% of net operating revenues and 58% of adjusted net operating revenues in the prior-year period. The variable portion of compensation and benefits increased by 4% to $20.5 million in the first quarter compared to $19.7 million in the prior-year period, primarily related to a 10% decrease in adjusted net operating revenues. The variation was principally due to the recording of $9.2 million of non-recurring operating revenues during the first quarter of 2013, related to the disposition of our shares in the LME and the KCBT. These revenues had no direct incentive compensation associated with them. Administrative and executive incentive compensation was $2.5 million in the first quarter compared to $2.8 million in the prior-year period.
The fixed portion of compensation and benefits decreased 4% to $25.9 million in the first quarter compared to $27.0 million in the prior-year period, as we experienced modest decreases in non-variable salaries, certain employee benefits, and share-based compensation, partially offset by an increase in health insurance costs, as we incurred non-recurring costs to transition to a self-funded structure beginning January 1, 2014. Share-based compensation includes stock option and restricted stock expense. Stock option expense was $0.5 million in the first quarter and the prior-year period. Restricted stock expense includes a proportion of the current year’s, as well as the previous years’, bonuses allocated to restricted stock awards, as the awards are deferred and expensed ratably over their three year vesting period. Restricted stock expense was $0.6 million in the first quarter compared with $1.1 million in the prior-year period. The number of employees increased to 1,105 at the end of the first quarter compared to 1,094 at the beginning of the first quarter. The number of employees at the end of the prior-year period was 1,095.
Other Non-Compensation Expenses: Other non-compensation expenses decreased 1% to $23.5 million in the first quarter compared to $23.7 million in the prior-year period. Communication and data services expenses increased $1.0 million, primarily due to increases in market information and trade system costs. Professional fees increased $0.7 million, including consultancy costs for the FCStone risk review and service costs incurred related to our restatement of the 2012 and 2011 consolidated financial statements. Other expense decreased $1.9 million. The decrease is primarily related to a regulatory settlement of $1.5 million incurred during the prior-year period. Additionally, the decrease is related to the contingent consideration recorded in the prior-year period of $0.4 million for the final purchase price adjustment related to FCStone, LLC’s pre-merger acquisition of Globecot, Inc.
Provision for Taxes: The effective income tax rate on a U.S. GAAP basis was 38% in the first quarter, compared with 29% in the prior-year period. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Our effective income tax rate during the first quarter was higher than the U.S.

federal statutory rate primarily due to the tax effect of certain discrete items recorded in the interim period. Our effective income tax rate during the prior-year period was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions.
Variable vs. Fixed Expenses

	Three Months Ended December 31,
(in millions)	2013	% of Total	2012	% of Total
Variable compensation and benefits	$20.5	19%	$19.7	19%
Transaction-based clearing expenses	25.2	24%	24.5	24%
Introducing broker commissions	11.6	11%	8.4	8%
Total variable expenses	57.3	54%	52.6	51%
Fixed compensation and benefits	25.9	24%	27.0	26%
Other fixed expenses	23.1	22%	23.4	23%
Bad debts and impairments	0.4	—%	0.4	—%
Total non-variable expenses	49.4	46%	50.8	49%
Total non-interest expenses	$106.7	100%	$103.4	100%
We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible. The table above shows an analysis of our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the three months ended December 31, 2013 and 2012, respectively.
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 54% in the first quarter compared to 51% in the prior-year period.
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

Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended December 31,
(in millions)	2013	% of Operating Revenues	2012	% of Operating Revenues
Operating revenues	$113.8	100%	$117.0	100%
Gross marked-to-market adjustment (non-GAAP)	(2.1)		(9.2)
Adjusted operating revenues (non-GAAP)	111.7		107.8
Transaction-based clearing expenses	25.2	22%	24.5	21%
Introducing broker commissions	11.6	10%	8.4	7%
Interest expense	1.3	1%	3.0	3%
Adjusted net operating revenues (non-GAAP)	73.6		71.9
Variable direct compensation and benefits	18.0	16%	16.9	14%
Adjusted net contribution (non-GAAP)	55.6		55.0
Non-variable direct expenses	28.2	25%	30.2	26%
Adjusted segment income (non-GAAP)	$27.4		$24.8
Reconciliation of operating revenues from GAAP to adjusted, non-GAAP amounts:
Operating revenues	$113.4		$125.7
Gross marked-to-market adjustment (non-GAAP)	(2.1)		(9.2)
Operating revenue not assigned to a segment	0.4		(8.7)
Adjusted segment operating revenues (non-GAAP)	$111.7		$107.8
Reconciliation of net operating revenues from GAAP to adjusted, non-GAAP amounts:
Net operating revenues	$113.4		$125.7
Gross marked-to-market adjustment (non-GAAP)	(2.1)		(9.2)
Net operating revenue not assigned to a segment	1.8		(8.2)
Adjusted segment net operating revenues (non-GAAP)	$113.1		$108.3
Reconciliation of net contribution from GAAP to adjusted, non-GAAP amounts:
Net contribution	$57.7		$64.2
Gross marked-to-market adjustment (non-GAAP)	(2.1)		(9.2)
Adjusted net contribution (non-GAAP)	$55.6		$55.0
Reconciliation of segment income from GAAP to adjusted, non-GAAP amounts:
Segment income	$29.5		$34.0
Gross marked-to-market adjustment (non-GAAP)	(2.1)		(9.2)
Adjusted segment income (non-GAAP)	$27.4		$24.8

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012
The net contribution of all our business segments decreased 10% to $57.7 million in the first quarter compared to $64.2 million in the prior-year period. The adjusted net contribution of all our business segments increased 1% to $55.6 million in the first quarter compared to $55.0 million in the prior-year period.
Total segment income decreased 13% to $29.5 million in the first quarter compared to $34.0 million in the prior-year period. Total adjusted segment income increased 10% to $27.4 million in the first quarter compared to $24.8 million in the prior-year period.
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
In addition, we provide a full range of trading and hedging capabilities to select producers, consumers, recyclers and investors in both precious metals and base metals. For base metals, following the exit of the physical trading business, our business involves acting as a Category One ring dealing member of the LME, providing execution, clearing and advisory services in exchange-traded futures and OTC products. In precious metals, in addition to offering OTC products, we act as a principal, committing our own capital to buy and sell precious metals on a spot and forward basis.
We record our physical commodities revenues on a gross basis. Operating revenues and losses from our commodities derivatives activities are included in ‘trading gains, net’ in the condensed consolidated income statements. Inventory for the commodities business is valued at the lower of cost or fair value under the provisions of the Inventory Topic of the ASC. We generally mitigate the price risk associated with commodities held in inventory through the use of derivatives. We do not elect hedge accounting under U.S. GAAP in accounting for this price risk mitigation. In such situations, unrealized gains in inventory are not recognized under U.S. GAAP, but unrealized gains and losses in related derivative positions are recognized under U.S. GAAP. As a result, our reported earnings from physical commodities trading may be subject to significant volatility when calculated under U.S. GAAP.
The following table provides the financial performance for this segment.

	Three Months Ended December 31,
(in millions)	2013	% Change	2012
Operating revenues	$48.5	(20)%	$60.7
Gross marked-to-market adjustment (non-GAAP)	(0.9)	n/m	(9.3)
Adjusted operating revenues (non-GAAP)	47.6	(7)%	51.4
Transaction-based clearing expenses	5.6	—%	5.6
Introducing broker commissions	3.9	30%	3.0
Interest expense	0.2	(87)%	1.5
Adjusted net operating revenues (non-GAAP)	37.9	(8)%	41.3
Variable direct compensation and benefits	9.6	(5)%	10.1
Adjusted net contribution (non-GAAP)	28.3	(9)%	31.2
Non-variable direct expenses	16.1	(10)%	17.8
Adjusted segment income (non-GAAP)	12.2	(9)%	13.4
Reconciliation of C&RM net operating revenues from GAAP to adjusted, non-GAAP amounts:
C&RM net operating revenues	$38.8		$50.6
Gross marked-to-market adjustment (non-GAAP)	(0.9)		(9.3)
C&RM adjusted net operating revenues (non-GAAP)	$37.9		$41.3
Reconciliation of C&RM net contribution from GAAP to adjusted, non-GAAP amounts:
Total C&RM net contribution	$29.2		$40.5
Gross marked-to-market adjustment (non-GAAP)	(0.9)		(9.3)
C&RM adjusted net contribution (non-GAAP)	$28.3		$31.2
Reconciliation of C&RM segment income from GAAP to adjusted, non-GAAP amounts:
Total C&RM segment income	$13.1		$22.7
Gross marked-to-market adjustment (non-GAAP)	(0.9)		(9.3)
C&RM adjusted segment income (non-GAAP)	$12.2		$13.4

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012
Operating revenues under U.S. GAAP decreased 20% to $48.5 million in the first quarter compared to $60.7 million in the prior-year period. Adjusted operating revenues decreased by 7% to $47.6 million in the first quarter compared to $51.4 million in the prior-year period. Operating revenues in this segment are primarily from our soft commodities, precious metals, physical base metals, and LME metal product lines.
In the soft commodities product line, operating revenues decreased 11% to $35.9 million in the first quarter compared to $40.5 million in the prior-year period. Exchange-traded contract volumes decreased 6% and OTC contract volumes increased 9% over the prior year period, which includes primarily agricultural and energy commodities. Despite the decline in exchange-traded volumes, commission and clearing fee revenues, increased 4% to $16.5 million compared to the $15.9 million in the prior year period as the decline in volumes was more than offset by higher commission rates earned per contract. The decline in OTC contract volumes, primarily in the Brazilian grain and sugar markets as well as the domestic energy and renewable fuels markets, contributed to a $4.6 million decrease in overall OTC revenues. Average customer deposits declined 25% to $790 million in the first quarter compared to the prior year period, primarily driven by lower levels of customer hedging activity and lower exchange traded margin requirements.
Precious metals operating revenues decreased to $3.3 million in the first quarter compared to $5.2 million in the prior-year period. Precious metals adjusted operating revenues decreased to $2.5 million in the first quarter compared to $2.6 million in the prior-year period. Both operating revenues and adjusted operating revenues decreased from the prior year period as a result of a 11% decline in the number of ounces traded.
Operating revenues in our physical base metals business decreased to $0.5 million in the first quarter compared to $7.3 million in the prior-year period. Adjusted operating revenues were $0.5 million in the first quarter which was flat with the prior-year period. The decline in operating revenue was primarily as a result of the decision made in the second quarter of fiscal 2013 to exit the physical base metals business. Operating revenues in our continuing LME metals business, which operates in the financial exchange traded markets increased 13% to a record $8.7 million in the first quarter compared to $6.9 million in the prior-year period.
Segment income decreased to $13.1 million in the first quarter compared to $22.7 million in the prior-year period. Adjusted segment income decreased to $12.2 million compared to $13.4 million. The decrease in segment and adjusted segment income primarily resulted from the decline in soft commodities product line income. Variable expenses expressed as a percentage of operating revenues increased to 39% compared to 31%. Variable expenses expressed as a percentage of adjusted operating revenues increased to 40% compared to 36%. These percentage increases were primarily due to the prior-year period reflecting lower variable compensation expense.
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

The following table provides the financial performance for this segment.

	Three Months Ended December 31,
(in millions)	2013	% Change	2012
Operating revenues	$18.3	13%	$16.2
Transaction-based clearing expenses	1.8	(14)%	2.1
Introducing broker commissions	1.2	500%	0.2
Interest expense	0.1	(50)%	0.2
Net operating revenues	15.2	11%	13.7
Variable direct compensation and benefits	3.1	(6)%	3.3
Net contribution	12.1	16%	10.4
Non-variable direct expenses	4.0	21%	3.3
Segment income	8.1	14%	7.1
Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012
Operating revenues increased 13% to $18.3 million in the first quarter compared to $16.2 million in the prior-year period. The operating revenues in our global payments product line increased 34% to a record $13.6 million in the first quarter compared to $10.1 million in the prior-year period. This increase was driven by a 43% increase in the volume of payments in our global payments product line as we continued to benefit from an increase in financial institutions and other customers, as well as our ability to offer an electronic transaction order system to our customers.
Operating revenues from customer hedging activity decreased 28% to $1.5 million in the first quarter, primarily related to a decline in the Brazilian markets. Operating revenues in our customer prime brokerage product line decreased $0.3 million to $1.8 million in the first quarter. Our proprietary foreign exchange arbitrage desk, which arbitrages the cash versus the exchange-traded markets, experienced a 26% decrease in operating revenues to $1.4 million primarily as a result of an decrease in arbitrage opportunities in the exchange traded foreign exchange markets.
Segment income increased 14% to $8.1 million in the first quarter compared to $7.1 million in the prior-year period. Variable expenses expressed as a percentage of operating revenues decreased to 33% from 35%, primarily as a result of the change in mix of revenues in the current period.
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
We also originate, structure and place a wide array of emerging market debt instruments in the international and domestic capital markets. These instruments include complex asset backed securities, unsecured bond and loan issues, negotiable notes and other trade-related debt instruments used in cross-border trade finance. On occasion, we may invest our own capital in debt instruments before selling them. We also actively trade in a variety of international debt instruments.

The following table provides the financial performance for this segment.

	Three Months Ended December 31,
(in millions)	2013	% Change	2012
Operating revenues	$17.6	36%	$12.9
Transaction-based clearing expenses	3.9	56%	2.5
Introducing broker commissions	1.2	20%	1.0
Interest expense	0.6	100%	0.3
Net operating revenues	11.9	31%	9.1
Variable direct compensation and benefits	3.3	50%	2.2
Net contribution	8.6	25%	6.9
Non-variable direct expenses	4.3	16%	3.7
Segment income	4.3	34%	3.2
Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012
Operating revenues increased 36% to $17.6 million in the first quarter compared to $12.9 million in the prior-year period. Operating revenues in our Securities segment are driven by equity market-making and debt capital markets product lines. Operating revenues in the equities market-making product line increased 32% to $10.2 million in the first quarter compared to $7.7 million in the prior-year period, primarily as a result of the late first quarter 2013 transfer of accounts from Tradewire Securities. Equity market-making operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the consolidated income statements as ‘transaction-based clearing expenses’.
Operating revenues in the debt capital markets product line increased to $7.5 million in the first quarter compared to $5.2 million in the prior-year period. This increase in operating revenues was a result of a $1.6 million increase in debt trading revenues, to $4.0 million in the first quarter and a $0.7 million increase in debt origination revenues to $3.5 million. The increase in debt trading revenues was primarily a result of the acquisition of Tradewire Securities as well as an increase in revenues from the Argentina debt trading operations compared to the prior year period. The debt capital markets product line is business focuses on a wide range of services including the arranging and placing of debt issues, merger and acquisition advisory services and asset backed securitization as well as debt trading in the international markets.
Segment income increased 34% to $4.3 million in the first quarter compared to $3.2 million in the prior-year period, primarily as a result of the increased revenues from the accounts transferred from Tradewire Securities. Variable expenses expressed as a percentage of operating revenues increased to 48% in the first quarter compared to 44% in the prior-year period.

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
The following table provides the financial performance for this segment.

	Three Months Ended December 31,
(in millions)	2013	% Change	2012
Operating revenues	$23.8	6%	$22.4
Transaction-based clearing expenses	13.8	(3)%	14.3
Introducing broker commissions	5.3	36%	3.9
Interest expense	0.1	—%	0.1
Net operating revenues	4.6	12%	4.1
Variable direct compensation and benefits	0.9	80%	0.5
Net contribution	3.7	3%	3.6
Non-variable direct expenses	2.6	(42)%	4.5
Segment income (loss)	1.1	n/m	(0.9)
Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012
Operating revenues increased 6% to $23.8 million in the first quarter compared to $22.4 million in the prior-year period. Operating revenues are primarily generated from two sources: commission and clearing fee revenues from the execution and clearing of exchange-traded futures and options-on-futures contracts, and interest income derived from cash balances in our customers’ accounts.
Commission and clearing fee revenues increased to $23.1 in the first quarter compared to $21.7 in the prior-year period, despite a 2% decrease in exchange-traded volumes, as our average rate per contract improved over the prior year period. Interest income declined 16% to $0.3 million in the first quarter as a result of lower short term interest rates, despite a 35% increase in average customer deposits to $915 million.
Segment income increased to $1.1 million in the first quarter compared to a loss of $0.9 million in the prior-year period, primarily as a result of the prior-year period hindered by a $1.5 million regulatory settlement recognized during the period. Variable expenses as a percentage of operating revenues were 84% in the first quarter compared to 83% in the prior-year period, and are primarily transaction-based clearing expenses.
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

The following table provides the financial performance for this segment.

	Three Months Ended December 31,
(in millions)	2013	% Change	2012
Operating revenues	$5.6	17%	$4.8
Gross marked-to-market adjustment (non-GAAP)	(1.2)	n/m	0.1
Adjusted operating revenues (non-GAAP)	4.4	(10)%	4.9
Transaction-based clearing expenses	0.1	n/m	—
Introducing broker commissions	—	(100)%	0.3
Interest expense	0.3	(67)%	0.9
Adjusted net operating revenues (non-GAAP)	4.0	8%	3.7
Variable direct compensation and benefits	1.1	38%	0.8
Adjusted net contribution (non-GAAP)	2.9	—%	2.9
Non-variable direct expenses	1.2	33%	0.9
Adjusted segment income (non-GAAP)	1.7	(15)%	2.0
Reconciliation of Other net operating revenues from GAAP to adjusted, non-GAAP amounts:
Other net operating revenues	$5.2		$3.6
Gross marked-to-market adjustment (non-GAAP)	(1.2)		0.1
Other adjusted net operating revenues (non-GAAP)	$4.0		$3.7
Reconciliation of Other net contribution from GAAP to adjusted, non-GAAP amounts:
Other net contribution	$4.1		$2.8
Gross marked-to-market adjustment (non-GAAP)	(1.2)		0.1
Other adjusted net contribution (non-GAAP)	$2.9		$2.9
Reconciliation of Other segment income from GAAP to adjusted, non-GAAP amounts:
Other segment income	$2.9		$1.9
Gross marked-to-market adjustment (non-GAAP)	(1.2)		0.1
Other adjusted segment income (non-GAAP)	$1.7		$2.0

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012
Operating revenues increased 17% to $5.6 million in the first quarter compared to $4.8 million in the prior-year period. Adjusted operating revenues decreased 10% to $4.4 million for the first quarter compared to $4.9 million in the prior-year period. Assets under management as of December 31, 2013 were $538 million compared with $484 million as of December 31, 2012. Operating revenues in the asset management product line increased $2.0 million to $3.8 million in the first quarter as compared to the prior-year period. Operating revenues in the grain financing and physical commodity origination product line decreased $1.2 million to $1.8 million in the first quarter, while adjusted operating revenues decreased $2.5 million to $0.6 million in the first quarter, both of which were primarily related to an decrease in both commodity financing arrangements and commodity origination sales.
Segment income increased 53% to $2.9 million in the first quarter compared to $1.9 million in the prior-year period. Adjusted segment income decreased to $1.7 million in the first quarter compared to $2.0 million in the prior-year period.
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

INTL FCStone Ltd, our UK regulated subsidiary, is required to be compliant with the UK’s Individual Liquidity Adequacy Standards (“ILAS”). To comply with these standards, we have implemented daily liquidity procedures, conduct periodic reviews of liquidity by stressed scenarios, and have created liquidity buffers.
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
As of December 31, 2013, we had total equity capital of $337.3 million and outstanding bank loans of $60.2 million.
A substantial portion our assets are liquid. As of December 31, 2013, approximately 93% of our assets consisted of cash; deposits and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory, at the lower of cost or fair value. All assets that are not customer and counterparty deposits are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased, and other payables.
During the second quarter of fiscal 2013, as a result of a change in management strategy in our base metals product line, we elected to pursue an exit of our physical base metals business through the sale and orderly liquidation of current open positions. During the following months, we completed a sale of a portion of the physical base metals open contract positions and the liquidation of the majority of the remaining physical base metals inventory, as well as all but two of the remaining open contract positions. The exit of the physical base metals business was substantially completed by the end of fiscal 2013, including the termination of the physical base metals trading team and certain operational support personnel. The two remaining open contract positions will be fulfilled during the second fiscal quarter of 2014. We expect to present the physical base metals activities in the financial statements as discontinued operations beginning in the second quarter of fiscal 2014. Adjusted operating revenues related to the physical base metals activity were $0.5 million for the first quarter and the prior-year period. On an adjusted, non-GAAP basis, the performance of the physical base metals activities resulted in an adjusted, non-GAAP pre-tax income of less than $0.1 million in the first quarter compared to a loss of $2.1 million in the prior-year period. The physical base metals business is included in the C&RM segment. We continue to operate the portion of our base metals business related to non-physical assets, conducted primarily through the LME.
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
As of December 31, 2013, we had deferred tax assets totaling $28.6 million. We are required to assess our deferred tax assets and the need for a valuation allowance at each reporting period. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. We are required to record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of December 31, 2013 and September 30, 2013 was $2.3 million. The valuation allowances as of December 31, 2013 and September 30, 2013 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized.
We incurred U.S. federal, state, and local taxable (losses) income for the fiscal years ended September 30, 2013, 2012, and 2011 of $(22.2) million, $(21.2) million, and$22.7 million, respectively. There are no significant differences between actual levels of past taxable income and the results of continuing operations, before income taxes in these jurisdictions. U.S. federal, state, and local taxable losses incurred during the years ended September 30, 2013 and 2012 were attributable to a decrease in exchange-traded and OTC derivative transactional volumes and revenue caused by consecutive droughts in the U.S., as well as losses incurred in the physical base metals business. During 2013, we elected to pursue an exit of its physical base metals business through an orderly liquidation of open positions. Additionally, we completed an acquisition of the accounts of Tradewire Securities. Although both the exit of the physical base metals business and the acquisition of the Tradewire Securities accounts are expected to positively affect future levels of taxable income, the expected impact cannot be reliably projected. When evaluating if U.S. federal, state, and local deferred taxes are realizable, we considered deferred tax liabilities of $4.3 million that are scheduled to reverse from 2014 to 2018 and $1.3 million of deferred tax liabilities associated with unrealized gains in securities which we could sell, if necessary. Furthermore, we considered our ability to implement business and tax planning strategies that would allow the remaining U.S. federal, state, and local deferred tax assets, net of valuation allowances, to be realized within 19 years. Based on the tax planning strategies that can be implemented, management believes that it is more likely than not that we will realize the tax benefit of the deferred tax assets, net of the existing valuation allowance, in the future. However, the realization of deferred income taxes is dependent on future events, and changes in estimate in future periods could result in adjustments to the valuation allowance.
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
Information related to bad debt expense, net of recoveries, for the three months ended December 31, 2013 and 2012 can be found in Note 5 of the Condensed Consolidated Financial Statements.
Primary Sources and Uses of Cash
Our assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and our growth. Our total assets as of December 31, 2013 and September 30, 2013, were $2,743.9 million and $2,848.0 million, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. FCStone, LLC, our FCM subsidiary, occasionally use its margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from our customers.
The majority of the assets of FCStone, LLC are restricted from being transferred to its parent or other affiliates due to specific regulatory requirements. These restrictions have no impact on the ability of us to meet our cash obligations, and no impact is expected in the future.
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
As of December 31, 2013, $121.7 million of cash, cash equivalent and available-for-sale investment securities was held by our foreign subsidiaries. If these funds are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds, up to the amount of undistributed foreign earnings of $132.3 million. However, our intent is to indefinitely reinvest these funds outside of the U.S., and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
As of December 31, 2013, $28.8 million of financial instruments owned and $15.0 million of financial instruments sold, not yet purchased, are exchangeable foreign equities and ADRs.

As of December 31, 2013, we had $45.5 million outstanding in aggregate principal amount of our 8.5% Senior Notes due 2020 (the “Notes”). The Notes were issued under an Indenture dated as of July 22, 2013, between us and The Bank of New York Mellon, as Trustee. The Notes bear interest at a rate of 8.5% per year (payable quarterly on January 30, April 30, July 30 and October 30 of each year). The Notes mature on July 30, 2020. We may redeem the Notes, in whole or in part, at any time on and after July 30, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date.
As of December 31, 2013, we had four committed bank credit facilities, totaling $315.0 million, of which $60.2 million was outstanding. The credit facilities include:

•
A three-year syndicated loan facility, committed until September 20, 2016, under which INTL FCStone Inc. is entitled to borrow up to $140.0 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance working capital needs of us and certain subsidiaries.

•
An unsecured syndicated loan facility, committed until April 10, 2014, under which our subsidiary, FCStone, LLC is entitled to borrow up to $75.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

•
A syndicated loan facility, committed until May 1, 2014, under which our subsidiary, FCStone Merchant Services, LLC is entitled to borrow up to $75.0 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance traditional commodity financing arrangements and commodity repurchase agreements.

•
An unsecured syndicated loan facility, committed until November 10, 2014, under which our subsidiary, INTL FCStone Ltd is entitled to borrow up to $25.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

Additional information regarding the committed bank credit facilities can be found in Note 9 of the Condensed Consolidated Financial Statements.
During the next twelve months, $175 million of our committed credit facilities are scheduled to expire. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. We and our subsidiaries are in compliance with all of our financial covenants under the outstanding facilities.
The agreement with INTL FCStone Inc. as borrower also includes a non-financial covenant that requires us to provide audited financial statements for each fiscal year within ninety days after the end of the fiscal year. We were unable to deliver the audited financial statements for the year ended September 30, 2013 within the required time period. We requested and were granted a waiver from the lenders, dated December 23, 2013, extending the time period to provide the audited financial statements. We provided our audited financial statements for the fiscal year ended September 30, 2013 within the extended period.
On November 18, 2013, First American Capital and Trading Corp. (“FACT”) transfered its customer accounts to our broker-dealer subsidiary, INTL FCStone Securities Inc. FACT provided correspondent clearing services to institutional customers directly and through a global network of partners. With its experienced team, FACT serviced a wide range of customers, including broker-dealers, investment advisors, and fund managers. The consideration to be paid for the acquisition of institutional accounts from FACT consists of contingent payments based on the pre-tax earnings of the institutional account division created following this transfer. The purchase price for the acquisition is not material to the condensed consolidated financial statements.
We have contingent liabilities relating to several acquisitions we have completed since October 2011. See Note 11 to the Condensed Consolidated Financial Statements for additional information on these contingent liabilities. Under the terms of the purchase agreements, we have obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings. The contingent liabilities for these estimated additional discounted purchase price considerations total $9.1 million as of December 31, 2013, and are included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets. We estimate cash payments during the next twelve months, related to these contingent liabilities, to be $4.2 million.

We contributed $0.4 million to its defined benefit pension plans during the three months ended December 31, 2013, and expect to contribute a minimum of $2.1 million to the plans during the remainder of fiscal 2014.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and overseas. Certain of our other non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
Our subsidiaries are in compliance with all of their capital regulatory requirements as of December 31, 2013. Additional information on these net capital and minimum net capital requirements can be found in Note 12 of the Condensed Consolidated Financial Statements.
The Dodd-Frank Act created a comprehensive new regulatory regime governing the OTC and listed derivatives markets and their participants by requiring, among other things: centralized clearing of standardized derivatives (with certain stated exceptions); the trading of clearable derivatives on swap execution facilities or exchanges; and registration and comprehensive regulation of new categories of market participants as “swap dealers” and swap “introducing brokers.” We registered our subsidiary, INTL FCStone Markets, LLC, as a swap dealer on December 31, 2012. Most of the rules affecting this business are final, and external business conduct rules went into effect on May 1, 2013. Nevertheless, some important rules, such as those setting capital and margin requirements, have not been finalized or fully implemented, and it is too early to predict with any degree of certainty how we will be affected.
Cash Flows
Our cash and cash equivalents increased from $156.1 million as of September 30, 2013 to $194.9 million as of December 31, 2013, a net increase of $38.8 million. Net cash of $42.6 million was provided by operating activities, $1.3 million was used in investing activities and net cash of $2.2 million was used in financing activities, of which $0.8 million was repaid on outstanding lines of credit and decreased the amounts payable to lenders under loans. Fluctuations in exchange rates decreased our cash and cash equivalents by $0.3 million.
In the commodities industry, companies report trading activities in the operating section of the statement of cash flows. Due to the daily price volatility in the commodities market, as well as changes in margin requirements, fluctuations in the balances of deposits held at various exchanges, marketable securities and customer commodity accounts may occur from day-to-day. A use of cash, as calculated on the consolidated statement of cash flows, includes unrestricted cash transferred and pledged to the exchanges or guarantee funds. These funds are held in interest-bearing deposit accounts at the exchanges, and based on daily exchange requirements, may be withdrawn and returned to unrestricted cash. Additionally, in our unregulated OTC and Forex operations, cash deposits received from customers are reflected as cash provided from operations. Subsequent transfer of these cash deposits to counterparties or exchanges to margin their open positions will be reflected as an operating use of cash to the extent the transfer occurs in a different period than the cash deposit was received.
We are continuously evaluating opportunities to expand its business. For the three months ended December 31, 2013, we made $0.3 million in payments, included in financing activities, relating to earn-outs on acquisitions. See Note 16 to the Condensed Consolidated Financial Statements for information on current year acquisitions. Investing activities include $1.3 million in capital expenditures for property, plant and equipment in the first quarter, compared to $1.2 million in the prior-year period.
In November 2012, our Board of Directors authorized a repurchase plan in which we may repurchase up to 1.5 million shares of our outstanding common stock. During the first quarter, we repurchased 63,800 shares of our outstanding common stock in open market transactions, for an aggregate purchase price of $1.3 million.
Apart from what has been disclosed above, there are no known trends, events or uncertainties that have had or are likely to have a material impact on our liquidity, financial condition and capital resources. Based upon our current operations, we believe that cash flows from operations, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs.
Commitments
Information about our commitments and contingent liabilities is contained in Note 11 of the Condensed Consolidated Financial Statements.
Off Balance Sheet Arrangements
We are party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and futures commission merchant and from its market-making and proprietary trading in the foreign exchange and commodities trading business. As part of these activities, we carry short positions. For example, we sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We recorded these obligations in the condensed consolidated financial statements as of December 31, 2013 and September 30, 2013, at fair value of the related financial instruments, totaling $211.4 million and $179.9 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our condensed consolidated balance sheets in ‘financial instruments owned, at fair value’, and ‘physical commodities inventory’. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to December 31, 2013, which might be partially or wholly offset by gains in the value of assets held as of December 31, 2013. The totals of $211.4 million and $179.9 million include a net liability of $34.3 million and $30.7 million for derivatives, based on their fair value as of December 31, 2013 and September 30, 2013, respectively.
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
Derivative contracts are traded along with cash transactions because of the integrated nature of the markets for such products. We manage the risks associated with derivatives on an aggregate basis along with the risks associated with our proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies.
We are a member of various commodity exchanges and clearing organizations. Under the standard membership agreement, all members are required to guarantee the performance of other members and, accordingly, in the event another member is unable to satisfy its obligations to the exchange, may be required to fund a portion of the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the condensed consolidated balance sheets as of December 31, 2013 and September 30, 2013.
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
Critical Accounting Policies
See our critical accounting policies discussed in the Management’s Discussion and Analysis of the most recent annual report filed on Form 10-K. There have been no material changes to these policies.
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
Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the three months ended December 31, 2013.

Marked-to-Market Revenues
Number of Days
30
25
20
15
10
5
0
2
8
20
25
11
$0 to $500
$500 to $1,000
$1,000 to $1,500
$1,500 to $2,000
$2,000 to $2,500
Daily Revenue ($000's)

In our securities market-making and trading activities, we maintain inventories of equity and debt securities. In our commodities market-making and trading activities, our positions include physical inventories, forwards, futures and options-on-futures. Our commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. We monitor the aggregate position for each commodity in equivalent physical ounces or metric tons.
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
During the prior-year period, operating revenues included realized gains of $0.6 million and unrealized losses of $0.5 million on interest rate swap derivative contracts used to manage a portion of our aggregate interest rate position. The last remaining interest rate swap expired in the fourth quarter of fiscal 2013, and we currently have no interest rate swap derivative contracts outstanding.
We manage interest expense using a combination of variable and fixed rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. The debt instruments are carried at their unpaid principal balance which approximates fair value. At December 31, 2013, $60.2 million of our debt was variable-rate debt. The Company is subject to earnings and liquidity risks for changes in the interest rate on this debt. As of December 31, 2013, we had $45.5 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with the Company's fixed-rate debt.
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness our disclosure controls and procedures as of December 31, 2013. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2013 due to the material weakness in our internal control over financial reporting, which is described below.
There are limitations inherent in any internal control, such as the possibility of human error and the circumvention or overriding of controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As a result, there can be no assurance that a control system will succeed in preventing all possible instances of error and fraud. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the conclusions our Chief Executive Officer and Chief Financial Officer are made at the “reasonable assurance” level.
In connection with the preparation of our financial statements for the year ended September 30, 2013, we concluded there was a material weakness in internal control over financial reporting, related to the accurate and timely accounting for certain principal over-the-counter derivative trading activities. Specifically, controls over the reconciliation between trading system data and the general ledger and the review thereof were not designed to detect errors timely in recording trading gains to the general ledger. As a result of this material weakness, the Company misstated the results of certain principal over-the-counter derivative trading activities. We corrected these misstatements and restated our consolidated financial statements for the years ended September 30, 2012 and 2011 and adjusted the preliminary consolidated financial statements for the year ended September 30, 2013 in connection with the issuance of the September 30, 2013 consolidated financial statements.
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
We have discussed these remedial actions with the Audit Committee of our board of directors and, as of the date of this report, anticipate that these measures will strengthen our internal control over financial reporting to the extent necessary to remedy the material weakness described above. However, because of the nature of certain of these remedial actions, their operational effectiveness may only be validated over a period of time. Accordingly, their successful implementation will continue to be observed and evaluated before management is able to conclude that the material weakness has been remediated. We cannot give assurances that these remedial actions will be successful or that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting.

Other than as described above, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
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
The settlement, with appropriate waivers and consents, required FCStone, LLC to appoint an independent third party reviewer to review and evaluate FCStone LLC’s existing policies and procedures relating to certain risks, to ensure that we have made sufficient modifications to its risk controls since 2008. An independent third party reviewer was appointed, and the review process is progressing, but has not yet been completed.
On January 13, 2014, a purported class action was filed in the United States District Court for the Southern District of New York against the Company and certain of our officers and directors. The complaint alleges violations of federal securities laws, and claims that the Company has issued false and misleading information concerning its business and prospects. The action seeks unspecified damages on behalf of persons who purchased the Company's shares between February 17, 2010 and December 16, 2013. We believe the case is without merit and intend to vigorously defend ourselves.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, information regarding risks affecting us appears in Part I, Item 1A our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that management currently considers to be non-material may in the future adversely affect our business, financial condition and operating results. There have been no material changes to our risk factors since the filing of our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 11, 2013, our Board of Directors replaced the November 15, 2012 authorized repurchase of up to 1.5 million shares of our outstanding common stock, of which approximately 1.0 million shares remained eligible to be purchased under the former plan, with an authorization to repurchase up to 1.5 million shares of our outstanding common stock from time to time in open market purchase and private transactions, subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal and regulatory requirements. Our common stock repurchase program activity for the three months ended December 31, 2013 was as follows.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program(2)
October 1, 2013 to October 31, 2013	—	$—	—	1,082,084
November 1, 2013 to November 30, 2013	50,000	20.15	50,000	1,032,084
December 1, 2013 to December 31, 2013	14,834	19.11	13,800	1,486,200
Total	64,834	$19.91	63,800
(1) Total number of shares purchased includes an aggregate of 1,034 shares of common stock surrendered in the first quarter of 2014 to satisfy employees’ tax obligations upon the vesting of restricted stock.
(2) On December 11, 2013, our Board of Directors replaced the November 15, 2012 authorized repurchase of up to 1.5 million shares of our outstanding common stock, of which approximately 1.0 million shares remained eligible to be purchased under the plan, with an authorization to repurchase up to 1.5 million shares of our outstanding common stock.

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
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTL FCStone Inc.

Date:	February 10, 2014	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	February 10, 2014	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer