Form 10-Q
period 2014-03-31
INTL FCSTONE INC.
filed 2014-05-07
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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

As of May 6, 2014, there were 18,864,677 shares of the registrant’s common stock outstanding.

INTL FCStone Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTL FCStone Inc.
Condensed Consolidated Balance Sheets

(in millions, except par value and share amounts)	March 31, 2014	September 30, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$169.2	$156.1
Cash, securities and other assets segregated under federal and other regulations (including $31.9 and $107.6 at fair value at March 31, 2014 and September 30, 2013, respectively)	715.7	449.4
Deposits and receivables from:
Exchange-clearing organizations (including $1,185.2 and $1,371.7 at fair value at March 31, 2014 and September 30, 2013, respectively)	1,488.7	1,576.6
Broker-dealers, clearing organizations and counterparties (including $(5.2) and $(13.1) at fair value at March 31, 2014 and September 30, 2013, respectively)	128.3	168.3
Receivables from customers, net	70.3	93.3
Notes receivable, net	65.0	37.4
Income taxes receivable	12.8	15.5
Financial instruments owned, at fair value	156.2	158.5
Physical commodities inventory	67.9	59.0
Deferred income taxes, net	29.0	25.5
Property and equipment, net	17.4	17.5
Goodwill and intangible assets, net	58.5	59.1
Other assets	36.1	31.8
Total assets	$3,015.1	$2,848.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $9.2 and $9.6 at fair value at March 31, 2014 and September 30, 2013, respectively)	$95.6	$114.0
Payables to:
Customers	2,268.0	2,091.8
Broker-dealers, clearing organizations and counterparties	4.6	17.0
Lenders under loans	40.5	61.0
Senior unsecured notes	45.5	45.5
Income taxes payable	5.4	3.4
Financial instruments sold, not yet purchased, at fair value	217.5	179.9
Deferred income taxes	0.1	—
Total liabilities	2,677.2	2,512.6
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 19,799,361 issued and 18,983,574 outstanding at March 31, 2014 and 19,638,330 issued and 19,209,157 outstanding at September 30, 2013	0.2	0.2
Common stock in treasury, at cost - 815,787 shares at March 31, 2014 and 429,173 shares at September 30, 2013, respectively	(15.0)	(7.8)
Additional paid-in capital	227.4	224.0
Retained earnings	135.4	125.4
Accumulated other comprehensive loss, net	(10.1)	(6.4)
Total stockholders' equity	337.9	335.4
Total liabilities and stockholders' equity	$3,015.1	$2,848.0
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except share and per share amounts)	2014	2013	2014	2013
Revenues:
Sales of physical commodities	$8,329.4	$11,662.1	$16,130.6	$23,675.2
Trading gains, net	64.7	53.1	116.4	126.3
Commission and clearing fees	47.3	43.4	89.5	83.4
Consulting and management fees	9.5	7.7	21.5	16.0
Interest income	1.9	2.8	3.3	5.6
Other income	0.1	0.2	0.3	0.3
Total revenues	8,452.9	11,769.3	16,361.6	23,906.8
Cost of sales of physical commodities	8,323.7	11,654.4	16,119.5	23,673.5
Operating revenues	129.2	114.9	242.1	233.3
Transaction-based clearing expenses	27.7	28.6	52.9	53.2
Introducing broker commissions	12.8	9.6	24.4	18.0
Interest expense	2.8	1.6	5.5	3.7
Net operating revenues	85.9	75.1	159.3	158.4
Compensation and other expenses:
Compensation and benefits	52.7	51.1	99.0	97.0
Communication and data services	6.2	5.8	12.4	11.0
Occupancy and equipment rental	3.2	3.2	6.2	6.1
Professional fees	4.1	3.2	8.4	6.8
Travel and business development	2.0	2.2	4.8	5.0
Depreciation and amortization	1.7	2.3	3.6	4.1
Bad debts and impairments	0.4	(0.3)	0.7	0.1
Other	5.3	5.9	10.0	12.6
Total compensation and other expenses	75.6	73.4	145.1	142.7
Income from continuing operations, before tax	10.3	1.7	14.2	15.7
Income tax expense	2.6	—	4.1	3.9
Net income from continuing operations	7.7	1.7	10.1	11.8
(Loss) income from discontinued operations, net of tax	(0.2)	(0.2)	(0.1)	3.0
Net income	$7.5	$1.5	$10.0	$14.8
Basic earnings per share:
Income from continuing operations	$0.40	$0.09	$0.53	$0.62
(Loss) income from discontinued operations	(0.01)	(0.01)	(0.01)	0.16
Net income per common share	$0.39	$0.08	$0.52	$0.78
Diluted earnings per share:
Income from continuing operations	$0.40	$0.09	$0.52	$0.61
(Loss) income from discontinued operations	(0.01)	(0.01)	(0.01)	0.15
Net income per common share	$0.39	$0.08	$0.51	$0.76
Weighted-average number of common shares outstanding:
Basic	18,609,550	18,380,971	18,627,383	18,327,517
Diluted	18,955,128	18,834,592	19,274,153	18,821,799
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2014	2013	2014	2013
Net income	$7.5	$1.5	$10.0	$14.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2.7)	(0.3)	(3.9)	(0.6)
Pension liabilities adjustment	0.1	—	0.2	0.4
Net unrealized gain or loss on available-for-sale securities	(0.2)	0.4	—	0.2
Reclassification of adjustment for gains included in net income:
Foreign currency translation adjustment (included in other income)	—	(0.1)	—	(0.1)
Realized gain on available-for-sale securities (included in trading gains, net)	—	—	—	(8.3)
Income tax expense from reclassification adjustments (included in income tax expense)	—	—	—	2.0
Reclassification adjustment for gains included in net income:	—	(0.1)	—	(6.4)
Other comprehensive loss	(2.8)	—	(3.7)	(6.4)
Comprehensive income	$4.7	$1.5	$6.3	$8.4

See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Cash Flows Statements
(Unaudited)

	Six Months Ended March 31,
(in millions)	2014	2013
Cash flows from operating activities:
Net income	$10.0	$14.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3.5	4.1
Provision for bad debts and impairments	0.7	0.1
Deferred income taxes	(3.5)	(0.3)
Amortization of debt issuance costs and debt discount	0.5	0.6
Amortization of share-based compensation expense	2.2	3.5
Loss on sale of property and equipment	0.2	—
Gain on sale of exchange memberships and common stock	—	(9.2)
Changes in operating assets and liabilities, net:
Cash, securities and other assets segregated under federal and other regulations	(266.3)	(24.9)
Deposits and receivables from exchange-clearing organizations	86.7	(52.4)
Deposits and receivables from broker-dealers, clearing organizations, and counterparties	41.6	(43.4)
Receivable from customers, net	22.4	(58.1)
Notes receivable, net	(27.6)	25.2
Income taxes receivable	2.3	(1.5)
Financial instruments owned, at fair value	(2.7)	(12.6)
Physical commodities inventory	(8.9)	(20.4)
Other assets	(5.0)	3.1
Accounts payable and other accrued liabilities	(16.9)	(3.2)
Payable to customers	177.1	162.1
Payable to broker-dealers, clearing organizations and counterparties	(12.4)	(36.8)
Income taxes payable	3.0	1.4
Financial instruments sold, not yet purchased, at fair value	37.6	62.0
Net cash provided by operating activities	44.5	14.1
Cash flows from investing activities:
Sale of exchange memberships and common stock	—	10.2
Purchase of property and equipment	(3.1)	(3.1)
Net cash (used in) provided by investing activities	(3.1)	7.1
Cash flows from financing activities:
Net change in payable to lenders under loans	(20.5)	7.7
Payments related to earn-outs on acquisitions	(0.3)	(0.3)
Debt issuance costs	(0.3)	(0.2)
Exercise of stock options	1.2	0.5
Share repurchases	(7.2)	(2.2)
Income tax expense on stock options and awards	—	(0.3)
Net cash (used in) provided by financing activities	(27.1)	5.2
Effect of exchange rates on cash and cash equivalents	(1.2)	(0.7)
Net increase in cash and cash equivalents	13.1	25.7
Cash and cash equivalents at beginning of period	156.1	236.3
Cash and cash equivalents at end of period	$169.2	$262.0
Supplemental disclosure of cash flow information:
Cash paid for interest	$5.0	$4.7
Income taxes paid, net of cash refunds	$1.6	$6.0
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$—	$3.1
Additional consideration payable related to acquisitions, net	$0.3	$3.9
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of September 30, 2013	$0.2	$(7.8)	$224.0	$125.4	$(6.4)	$335.4
Net income				10.0		10.0
Other comprehensive loss					(3.7)	(3.7)
Exercise of stock options			1.2			1.2
Share-based compensation			2.2			2.2
Repurchase of stock		(7.2)				(7.2)
Balances as of March 31, 2014	$0.2	$(15.0)	$227.4	$135.4	$(10.1)	$337.9
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – Basis of Presentation and Consolidation and Recently Issued Accounting Standards
INTL FCStone Inc., a Delaware corporation, and its consolidated subsidiaries (collectively “INTL” or “the Company”), form a diversified, global financial services organization providing financial products and advisory and execution services to help clients access market liquidity, maximize profits and manage risk. The Company’s services include comprehensive risk management advisory services for commercial customers; execution of listed futures and options-on-futures contracts on all major commodity exchanges; the sale of structured over-the-counter (“OTC”) products in a wide range of commodities; physical trading and hedging of precious metals and select other commodities; trading of more than 150 foreign currencies; market-making in international equities; debt origination and asset management.
The Company provides these services to a diverse group of more than 20,000 accounts, representing approximately 11,000 consolidated clients located throughout the world, including producers, processors and end-users of nearly all widely-traded physical commodities to manage their risks and enhance margins; to commercial counterparties who are end-users of the firm’s products and services; to governmental and non-governmental organizations; and to commercial banks, brokers, institutional investors and major investment banks.
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
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions relate to fair value measurements for financial instruments and investments, revenue recognition, the provision for potential losses from bad debts, valuation of inventories, valuation of goodwill and intangible assets, self-insurance liabilities, incomes taxes and contingencies. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

Immaterial Correction of an Error in Previously Reported Condensed Consolidated Financial Statements
The prior period condensed consolidated income statements have been revised to reflect the immaterial correction of certain intercompany physical sales which were not correctly eliminated from the condensed consolidated income statements, resulting in a gross-up of sales of physical commodities and cost of sales of physical commodities. The impact of the correction of this error, before reclassifications for discontinued operations, was a decrease in total revenues of $924.6 million from $13,113.1 million to $12,188.5 million and a decrease in cost of sales of physical commodities of $924.6 million from $12,995.8 million to $12,071.2 million for the three months ended March 31, 2013 and a decrease in total revenues of $1,091.3 million from $25,832.6 million to $24,741.3 million and a decrease in cost of sales of physical commodities of $1,091.3 million from $25,589.6 million to $24,498.3 million for the six months ended March 31, 2013. These immaterial corrections did not impact operating revenues or net income.
See discussion of total revenues and cost of sales of physical commodities from discontinued operations in Note 18 – Discontinued Operations.
Reclassifications
Certain amounts previously reported in the condensed consolidated income statements have been reclassified to conform to the current period presentation. The reclassifications were made to change the income statement presentation to provide the users of the financial statements additional information related to the operating results of the Company. These reclassifications include presenting transaction-based clearing expenses and introducing broker commissions separately from compensation and other expenses, and as components along with interest expense in arriving at net operating revenues. Additionally, travel and business development expenses were previously included in ‘other’ expense. The reclassifications had no effect on consolidated operating revenues or net income.
For all periods and amounts presented, reclassifications have been made for discontinued operations. See Note 18 – Discontinued Operations.
During the quarter ended March 31, 2014, the Company reorganized its reportable segments. All segment information has been revised to reflect the business reorganization for all periods and amounts presented. See Note 19 – Segment Analysis.
Recent Accounting Pronouncements
On December 16, 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the disclosures about offsetting assets and liabilities. The amended guidance limits the scope of balance sheet offsetting to derivatives, repurchase agreements and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. While the FASB retained the existing offsetting models under U.S. GAAP, the new standard requires disclosures to allow investors to better compare and understand significant quantitative differences in financial statements prepared under U.S. GAAP. The new standard is effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective application is required. This guidance is effective for the Company’s fiscal year beginning October 1, 2013. The Company adopted this guidance starting with the first quarter ended December 31, 2013. The adoption of this guidance did not have a material impact on the Company’s disclosures within the notes to its condensed consolidated financial statements. Refer to Note 4 and Note 10 of the notes to the condensed consolidated financial statements for disclosure of assets and liabilities regarding the Company's derivative instruments and repurchase agreements.
In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income requiring new disclosures regarding reclassification adjustments from accumulated other comprehensive income (“AOCI”). ASU No. 2013-02 requires disclosure of amounts reclassified out of AOCI by component. In addition, the entity is required to present, either on the face of the statement where net income is presented or the notes, significant amounts reclassified out of AOCI by the respective line items of net income. The Company adopted this guidance starting with the first quarter ended December 31, 2013. The adoption of this guidance did not have a material impact on the presentation of the Company’s condensed consolidated financial statements.
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
In April 2014, the FASB issued updated guidance on reporting discontinued operations and disclosures of disposals of components of an entity. Under the amendment only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. Next, the elimination of the component's operations, cash flows and significant continuing involvement conditions have been removed. Lastly, an equity method investment could be reported as discontinued operations. The updated guidance is effective prospectively for all disposals or classifications as held for sale that occur within annual periods beginning after December 15, 2014. The Company does not expect the adoption of this guidance to have a material impact on the condensed consolidated financial statements.
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

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except share amounts)	2014	2013	2014	2013
Numerator:
Income from continuing operations	$7.7	$1.7	$10.1	$11.8
Less: Allocation to participating securities	(0.2)	(0.1)	(0.3)	(0.5)
Income from continuing operations allocated to common stockholders	$7.5	$1.6	$9.8	$11.3
(Loss) income from discontinued operations	$(0.2)	$(0.2)	$(0.1)	$3.0
Less: Allocation to participating securities	—	—	—	(0.1)
(Loss) income from discontinued operations allocated to common stockholders	$(0.2)	$(0.2)	$(0.1)	$2.9
Diluted net income	$7.5	$1.5	$10.0	$14.8
Less: Allocation to participating securities	(0.2)	(0.1)	(0.3)	(0.6)
Diluted net income allocated to common stockholders	$7.3	$1.4	$9.7	$14.2
Denominator:
Weighted average number of:
Common shares outstanding	18,609,550	18,380,971	18,627,383	18,327,517
Dilutive potential common shares outstanding:
Share-based awards	345,578	453,621	646,770	494,282
Diluted weighted-average shares	18,955,128	18,834,592	19,274,153	18,821,799

The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the Accounting Standards Codification (“ASC”).
Options to purchase 1,332,197 and 1,490,288 shares of common stock for the three months ended March 31, 2014 and 2013, respectively, and options to purchase 1,132,782 and 1,490,288 shares of common stock for the six months ended March 31, 2014 and 2013, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.
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
Fair Value Hierarchy
The majority of financial assets and liabilities on the consolidated balance sheets are reported at fair value. Cash is reported at the balance held at financial institutions. Cash equivalents includes money market funds, which are valued at period-end at the net asset value provided by the fund’s administrator, and certificates of deposit, which are stated at cost plus accrued interest, which approximates fair value. Cash, securities and other assets segregated under federal and other regulations include the value of cash collateral as well as the value of other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and commodities warehouse receipts. Deposits with and receivables from exchange-clearing organizations and broker-dealers, clearing organizations and counterparties and payable to customers and broker-dealers, clearing organizations and counterparties include the value of cash collateral as well as the value of money market funds and other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and mortgage-backed securities. These balances also include the fair value of exchange-traded futures and options-on-futures and exchange-cleared swaps and options determined by prices on the applicable exchange. Financial instruments owned and sold, not yet purchased include the value of U.S. and foreign government obligations, corporate debt securities, derivative financial instruments, commodities and mutual funds. The fair value of exchange common stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. The carrying value of receivables from customers, net and notes receivable, net approximates fair value, given their short duration. Payables to lenders under loans carry variable rates of interest and thus approximate fair value. The fair value of the Company’s senior unsecured notes is estimated to be $48.7 million (carrying value of $45.5 million) as of March 31, 2014, based on the transaction prices at public exchanges for the same or similar issues.
The fair value estimates presented in the condensed consolidated financial statements are based on pertinent information available to management as of March 31, 2014 and September 30, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented in the condensed consolidated financial statements.
Cash equivalents, securities, commodities warehouse receipts, derivative financial instruments, commodities leases, exchange common stock and contingent liabilities are carried at fair value, on a recurring basis, and are classified and disclosed into three levels in the fair value hierarchy. The Company did not have any fair value adjustments for assets or liabilities measured at fair value on a non-recurring basis during the six months ended March 31, 2014. The three levels of the fair value hierarchy under the Fair Value Measurements and Disclosures Topic of the ASC are:
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
The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of March 31, 2014 and September 30, 2013 by level in the fair value hierarchy. There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of March 31, 2014 and September 30, 2013.

	March 31, 2014
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificate of deposits	$3.3	$—	$—	$—	$3.3
Commodities warehouse receipts	17.4	—	—	—	17.4
U.S. government obligations	—	14.5	—	—	14.5
Securities and other assets segregated under federal and other regulations	17.4	14.5	—	—	31.9
Money market funds	354.2	—	—	—	354.2
U.S. government obligations	—	833.8	—	—	833.8
Mortgage-backed securities	—	3.3	—	—	3.3
Derivatives	2,277.0	—	—	(2,283.1)	(6.1)
Deposits and receivables from exchange-clearing organizations	2,631.2	837.1	—	(2,283.1)	1,185.2
Deposits and receivables from broker-dealers, clearing organizations and counterparties - derivatives	1.8	—	—	(7.0)	(5.2)
Common and preferred stock and American Depositary Receipts (“ADRs”)	63.4	14.8	0.7	—	78.9
Exchangeable foreign ordinary equities and ADRs	21.1	—	—	—	21.1
Corporate and municipal bonds	0.2	0.7	3.4	—	4.3
U.S. government obligations	—	0.3	—	—	0.3
Foreign government obligations	10.0	—	—	—	10.0
Derivatives	280.2	804.1	—	(1,058.7)	25.6
Commodities leases	—	58.0	—	(51.1)	6.9
Commodities warehouse receipts	0.3	—	—	—	0.3
Exchange firm common stock	4.4	—	—	—	4.4
Mutual funds and other	3.0	—	—	—	3.0
Mortgage-backed securities	—	1.4	—	—	1.4
Financial instruments owned	382.6	879.3	4.1	(1,109.8)	156.2
Total assets at fair value	$3,036.3	$1,730.9	$4.1	$(3,399.9)	$1,371.4
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$9.2	$—	$9.2
Payable to customers - derivatives	2,726.8	—	—	(2,726.8)	—
Common and preferred stock and ADRs	61.6	11.4	—	—	73.0
Exchangeable foreign ordinary equities and ADRs	19.4	—	—	—	19.4
Corporate and municipal bonds	0.1	0.7	—	—	0.8
Derivatives	286.1	806.3	—	(1,027.5)	64.9
Commodities leases	—	123.1	—	(63.7)	59.4
Financial instruments sold, not yet purchased	367.2	941.5	—	(1,091.2)	217.5
Total liabilities at fair value	$3,094.0	$941.5	$9.2	$(3,818.0)	$226.7

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

	September 30, 2013
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Money market funds	$0.1	$—	$—	$—	$0.1
Certificate of deposits	2.9	—	—	—	2.9
Unrestricted cash equivalents	3.0	—	—	—	3.0
Money market funds	75.0	—	—	—	75.0
Commodities warehouse receipts	13.1	—	—	—	13.1
U.S. government obligations	—	19.5	—	—	19.5
Securities and other assets segregated under federal and other regulations	88.1	19.5	—	—	107.6
Money market funds	841.4	—	—	—	841.4
U.S. government obligations	—	594.8	—	—	594.8
Mortgage-backed securities	—	5.3	—	—	5.3
Derivatives	2,263.2	—	—	(2,333.0)	(69.8)
Deposits and receivables from exchange-clearing organizations	3,104.6	600.1	—	(2,333.0)	1,371.7
Deposits and receivables from broker-dealers, clearing organizations and counterparties - derivatives	1.8	0.2	—	(15.1)	(13.1)
Common and preferred stock and American Depositary Receipts (“ADRs”)	49.3	19.8	0.7	—	69.8
Exchangeable foreign ordinary equities and ADRs	36.7	—	—	—	36.7
Corporate and municipal bonds	0.1	—	3.5	—	3.6
U.S. government obligations	—	0.3	—	—	0.3
Foreign government obligations	7.7	—	—	—	7.7
Derivatives	173.6	440.6	—	(592.3)	21.9
Commodities leases	—	56.1	—	(50.0)	6.1
Commodities warehouse receipts	4.0	—	—	—	4.0
Exchange firm common stock	4.4	—	—	—	4.4
Mutual funds and other	4.0	—	—	—	4.0
Financial instruments owned	279.8	516.8	4.2	(642.3)	158.5
Total assets at fair value	$3,477.3	$1,136.6	$4.2	$(2,990.4)	$1,627.7
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$9.6	$—	$9.6
Payable to customers - derivatives	2,328.2	—	—	(2,328.2)	—
Common and preferred stock and ADRs	82.9	16.6	—	—	99.5
Exchangeable foreign ordinary equities and ADRs	8.7	—	—	—	8.7
Derivatives	174.0	473.2	—	(616.5)	30.7
Commodities leases	—	85.5	—	(44.5)	41.0
Financial instruments sold, not yet purchased	265.6	575.3	—	(661.0)	179.9
Total liabilities at fair value	$2,593.8	$575.3	$9.6	$(2,989.2)	$189.5

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
Realized and unrealized gains and losses are included in ‘trading gains, net’ in the condensed consolidated income statements.

Information on Level 3 Financial Assets and Liabilities
The Company’s financial assets at fair value classified in level 3 of the fair value hierarchy as of March 31, 2014 and September 30, 2013 are summarized below:

(in millions)	March 31, 2014	September 30, 2013
Total level 3 assets	$4.1	$4.2
Level 3 assets for which the Company bears economic exposure	$4.1	$4.2
Total assets	$3,015.1	$2,848.0
Total financial assets at fair value	$1,371.4	$1,627.7
Total level 3 assets as a percentage of total assets	0.1%	0.1%
Level 3 assets for which the Company bears economic exposure as a percentage of total assets	0.1%	0.1%
Total level 3 assets as a percentage of total financial assets at fair value	0.3%	0.3%
The following tables set forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the three and six months ended March 31, 2014 and 2013, including a summary of unrealized gains (losses) during the respective periods on the Company’s level 3 financial assets and liabilities still held as of March 31, 2014.

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended March 31, 2014
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.7	$—	$—	$—	$—	$—	$0.7
Corporate and municipal bonds	3.4	—	—	—	—	—	3.4
	$4.1	$—	$—	$—	$—	$—	$4.1
Liabilities:
Contingent liabilities	$9.1	$—	$0.1	$—	$—	$—	$9.2

	Level 3 Financial Assets and Financial Liabilities For the Six Months Ended March 31, 2014
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.7	$—	$—	$—	$—	$—	$0.7
Corporate and municipal bonds	3.5	—	(0.1)	—	—	—	3.4
	$4.2	$—	$(0.1)	$—	$—	$—	$4.1
Liabilities:
Contingent liabilities	$9.6	$—	$0.3	$—	$(0.7)	$—	$9.2

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended March 31, 2013
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.9	$—	$—	$—	$—	$—	$0.9
Corporate and municipal bonds	3.6	—	0.2	—	—	—	3.8
	$4.5	$—	$0.2	$—	$—	$—	$4.7
Liabilities:
Contingent liabilities	$17.9	$—	$0.5	$—	$—	$—	$18.4

	Level 3 Financial Assets and Financial Liabilities For the Six Months Ended March 31, 2013
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.9	$—	$—	$—	$—	$—	$0.9
Corporate and municipal bonds	3.6	—	0.2	—	—	—	3.8
	$4.5	$—	$0.2	$—	$—	$—	$4.7
Liabilities:
Contingent liabilities	$14.8	$—	$0.8	$3.1	$(0.3)	$—	$18.4
In accordance with the Fair Value Measurements Topic of the ASC, the Company has estimated on a recurring basis each period the fair value of debentures issued by a single asset owning company of Suriwongse Hotel located in Chiang Mai, Thailand. As of March 31, 2014, the Company’s investment in the hotel is $3.4 million, and included within the corporate and municipal bonds classification in the level 3 financial assets and financial liabilities tables. The Company has classified its investment in the hotel within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. These cash flows are discounted employing present value techniques. The Company estimates the fair value of its investment in these debentures by using a management-developed forecast, which is based on the income approach. The Company continues to monitor the hotel renovation process and evaluate the fair value of the debentures. There has been no significant change in the fair value of the debentures, and no additional loss has been recognized during the three and six months ended March 31, 2014 and 2013.
The Company is required to make additional future cash payments based on certain financial performance measures of its acquired businesses. The Company is required to remeasure the fair value of the cash earnout arrangements on a recurring basis in accordance with the guidance in the Business Combinations Topic of the ASC. The Company has classified its liabilities for the contingent earnout arrangements within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. The estimated fair value of the contingent purchase consideration is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted employing present value techniques in arriving at fair value. The discount rate was developed using market participant company data and there have been no significant changes in the discount rate environment. From the dates of acquisition to March 31, 2014, certain acquisitions have had changes in the estimates of undiscounted cash flows, based on actual performances fluctuating from estimates. The fair value of the contingent consideration increased $0.1 million and $0.5 million during the three months ended March 31, 2014 and 2013, respectively, and $0.3 million and $0.8 million during the six months ended March 31, 2014 and 2013, respectively, with the corresponding amount classified as ‘other expense’ in the condensed consolidated income statements.
The Company reports transfers in and out of levels 1, 2 and 3, as applicable, using the fair value of the securities as of the beginning of the reporting period in which the transfer occurred. The Company did not have any transfers between level 1 and level 2 fair value measurements during the three and six months ended March 31, 2014.
The Company has also classified equity investments in exchange firms’ common stock not pledged for clearing purposes as available-for-sale. The investments are recorded at fair value, with unrealized gains and losses recorded, net of taxes, as a component of other comprehensive income (“OCI”) until realized. As of March 31, 2014, the cost and fair value of all the equity investments in exchange firms was $3.7 million and $4.4 million, respectively. As of September 30, 2013, the cost and fair value of the equity investments in exchange firms was $3.7 million and $4.4 million, respectively.
In June 2012, the board of LME Holdings Limited (“LME Holdings”), the parent company of The London Metal Exchange (“LME”), entered into a framework agreement regarding the terms of a recommended cash offer for the entire issued and outstanding ordinary share capital of LME Holdings. In July 2012, the shareholders of LME Holdings approved the sale of LME Holdings to the Hong Kong Exchanges & Clearing Limited. In December 2012, the Company received proceeds of $8.6 million from the sale of its shares in the LME. The shares of the LME were previously held by the Company as available-for-sale and the unrealized gain for those shares was reflected in OCI. For the six months ended March 31, 2013, the Company reclassified the unrealized gain remaining in AOCI of approximately $6.3 million, net of income tax expense of $2.0 million, into earnings.

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
The Company recorded unrealized gains of $0.5 million, net of income tax expense of $0.3 million as of March 31, 2014, and unrealized gains of $0.5 million, net of income tax expense of $0.3 million as of September 30, 2013, in OCI related to U.S. government obligations, mortgage-backed securities and the remaining equity investments in exchange firms classified as available-for-sale securities.
The following tables summarize the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses of the Company’s investment securities classified as available-for-sale as of March 31, 2014 and September 30, 2013:

March 31, 2014
Amounts included in deposits with and receivables from exchange-clearing organizations and financial instruments owned:
	Amortized Cost	Unrealized Holding		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$806.5	$0.1	$—	$806.6
Mortgage-backed securities	4.6	0.1	—	4.7
	$811.1	$0.2	$—	$811.3

September 30, 2013
Amounts included in deposits with and receivables from exchange-clearing organizations:
	Amortized Cost	Unrealized Holding(1)		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$568.5	$—	$—	$568.5
Mortgage-backed securities	5.2	0.1	—	5.3
	$573.7	$0.1	$—	$573.8
(1) Unrealized gain/loss on U.S. government obligations as of September 30, 2013, was less than $0.1 million.
As of March 31, 2014 and September 30, 2013, investments in debt securities classified as available-for-sale (“AFS”) mature as follows:

March 31, 2014
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$806.6	$—	$806.6
Mortgage-backed securities	—	4.7	4.7
	$806.6	$4.7	$811.3

September 30, 2013
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$568.5	$—	$568.5
Mortgage-backed securities	—	5.3	5.3
	$568.5	$5.3	$573.8
Except as discussed previously, there were no other sales of AFS securities during the three months ended March 31, 2014 and 2013, and as a result, no realized gains or losses were recorded for the three months ended March 31, 2014 and 2013.
For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of March 31, 2014 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to March 31, 2014. The total of $217.5 million as of March 31, 2014 includes $64.9 million for derivative contracts, which represents a liability to the Company based on their fair values as of March 31, 2014.
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
The Company employs an interest rate risk management strategy that uses derivative financial instruments in the form of interest rate swaps to manage a portion of the aggregate interest rate position. The Company’s objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap the resulting variable interest earnings into the medium-term interest stream, by using a strip of interest rate swaps that mature every quarter, in order to achieve the two year moving average of the two year swap rate. The risk mitigation of these interest rate swaps is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC, and as a result they are recorded at fair value, with changes in the marked-to-market valuation of the financial instruments recorded in ‘trading gains, net’ in the consolidated income statements. The Company did not have any interest rate swaps outstanding at March 31, 2014.
Listed below are the fair values of the Company’s derivative assets and liabilities as of March 31, 2014 and September 30, 2013. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	March 31, 2014		September 30, 2013
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$2,121.6	$2,535.8	$2,036.6	$2,046.3
OTC commodity derivatives	844.8	849.0	481.4	484.9
Exchange-traded foreign exchange derivatives	74.7	70.3	89.3	104.2
OTC foreign exchange derivatives	238.6	243.4	132.3	162.3
Exchange-traded interest rate derivatives	8.1	6.8	4.3	36.0
Equity index derivatives	75.3	113.9	135.5	141.7
Gross fair value of derivative contracts	3,363.1	3,819.2	2,879.4	2,975.4
Impact of netting and collateral	(3,348.8)	(3,754.3)	(2,940.4)	(2,944.7)
Total fair value included in ‘Deposits and receivables from exchange-clearing organizations’	$(6.1)		$(69.8)
Total fair value included in ‘Deposits and receivables from broker-dealers, clearing organizations and counterparties’	$(5.2)		$(13.1)
Total fair value included in ‘Financial instruments owned, at fair value’	$25.6		$21.9
Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$64.9		$30.7

(1)	As of March 31, 2014 and September 30, 2013, the Company’s derivative contract volume for open positions were approximately 4.2 million and 4.1 million contracts, respectively.
The Company’s derivative contracts are principally held in its Commercial Hedging segment. The Company assists its Commercial Hedging segment customers in protecting the value of their future production by entering into option or forward agreements with them on an OTC basis. The Company also provides its Commercial Hedging segment customers with sophisticated option products, including combinations of buying and selling puts and calls. The Company mitigates its risk by offsetting the customer’s transaction simultaneously with one of the Company’s trading counterparties or with a similar but not identical position on the exchange. The risk mitigation of these offsetting trades is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC. These derivative contracts are traded along with cash transactions because of the integrated nature of the markets for these products. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies. In particular, the risks related to derivative positions may be partially offset by inventory, unrealized gains in inventory or cash collateral paid or received.
The following table sets forth the Company’s gains (losses) related to derivative financial instruments for the three and six months ended March 31, 2014 and 2013, in accordance with the Derivatives and Hedging Topic of the ASC. The gains (losses) set forth below are included in ‘trading gains, net’ and ‘income (loss) from discontinued operations, net of tax’ in the condensed consolidated income statements.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2014	2013	2014	2013
Commodities	$21.9	$10.8	$30.6	$41.4
Foreign exchange	2.7	3.1	4.8	5.7
Interest rate	—	—	—	0.1
Net gains (losses) from derivative contracts	$24.6	$13.9	$35.4	$47.2
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
The Company is a party to financial instruments in the normal course of its business through customer and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held as of March 31, 2014 and September 30, 2013 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting or customer agreements which reduce the exposure to the Company.
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

Note 5 – Receivables From Customers, Net and Notes Receivable, Net
Receivables from customers, net and notes receivable, net include an allowance for bad debts, which reflects the Company’s best estimate of probable losses inherent in the receivables from customers and notes receivable. The Company provides for an allowance for doubtful accounts based on a specific-identification basis. The Company continually reviews its allowance for bad debts. The allowance for doubtful accounts related to receivables from customers was $1.6 million and $1.1 million as of March 31, 2014 and September 30, 2013, respectively. The allowance for doubtful accounts related to notes receivable was $0.1 million as of March 31, 2014 and September 30, 2013.
During the three months ended March 31, 2014, the Company recorded bad debt expense of $0.4 million, including provision increases of $0.1 million and direct write-offs of $0.3 million. During the three months ended March 31, 2013, the Company recorded recovery of bad debt expense of $0.1 million, representing provision decreases. During the six months ended March 31, 2014, the Company recorded bad debt expense of $0.7 million, including provision increases of $0.4 million and direct write-offs of $0.3 million. During the six months ended March 31, 2013, the Company recorded bad debt expense of $0.1 million, representing provision decreases.
The Company originates short-term notes receivable from customers with the outstanding balances being insured 90% to 98% by a third party, including accrued interest. The total balance outstanding under insured notes receivable was $33.5 million and $21.1 million as of March 31, 2014 and September 30, 2013, respectively. The Company has sold $30.6 million and $18.7 million of the insured portion of the notes through non-recourse participation agreements with other third parties as of March 31, 2014 and September 30, 2013, respectively.
See discussion of notes receivable related to commodity repurchase agreements in Note 10.
Note 6 – Physical Commodities Inventory
Physical commodities inventories are stated at the lower of cost or market (“LCM”) using the weighted-average price and first-in first-out cost method. Cost includes finished commodity or raw material and processing costs related to the purchase and processing of inventories. Commodities in process include commodities in the process of being recycled. The carrying values of the Company’s inventory as of March 31, 2014 and September 30, 2013 are shown below.

(in millions)	March 31, 2014	September 30, 2013
Commodities in process	$0.3	$—
Finished commodities	67.6	59.0
Physical commodities inventory - finished commodities	$67.9	$59.0
As a result of declining market prices for some commodities, the Company has recorded LCM adjustments for physical commodities inventory of $0.3 million and $0.9 million as of March 31, 2014 and September 30, 2013, respectively. The adjustments are included in ‘cost of sales of physical commodities’ in the condensed consolidated income statements.
Note 7 – Goodwill
The carrying value of goodwill by segment is as follows:

(in millions)	March 31, 2014	September 30, 2013
Commercial Hedging	$33.1	$33.1
Global Payments	6.3	6.3
Securities	8.1	8.1
Goodwill	$47.5	$47.5

Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows:

	March 31, 2014			September 30, 2013
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Noncompete agreement	$—	$—	$—	$3.7	$(3.7)	$—
Trade name	—	—	—	0.7	(0.7)	—
Software programs/platforms	2.2	(1.7)	0.5	2.2	(1.5)	0.7
Customer base	12.4	(3.0)	9.4	12.4	(2.6)	9.8
	14.6	(4.7)	9.9	19.0	(8.5)	10.5
Intangible assets not subject to amortization
Trade name	1.1	—	1.1	1.1	—	1.1
Total intangible assets	$15.7	$(4.7)	$11.0	$20.1	$(8.5)	$11.6
Amortization expense related to intangible assets was $0.6 million and $1.1 million for the six months ended March 31, 2014 and 2013, respectively.
As of March 31, 2014, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2014 (remaining six months)	$0.7
Fiscal 2015	1.1
Fiscal 2016	0.7
Fiscal 2017	0.7
Fiscal 2018	0.7
Fiscal 2019 and thereafter	6.0
$9.9
Note 9 – Credit Facilities
Variable-Rate Credit Facilities
The Company has four committed credit facilities under which the Company and its subsidiaries may borrow up to $270.0 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities are short term borrowings and carry variable rates of interest, thus approximating fair value.
The Company’s credit facilities consist of the following:

•
$140.0 million facility available to INTL FCStone Inc. for general working capital requirements, committed until September 20, 2016. The facility is secured by a pledge of shares held in certain of the Company’s subsidiaries.

•
$75.0 million facility available to the Company’s wholly owned subsidiary, FCStone, LLC, for short-term funding of margin to commodity exchanges, committed until April 9, 2015. The facility is subject to annual review and guaranteed by INTL FCStone Inc.

•
$30.0 million facility available to the Company’s wholly owned subsidiary, FCStone Merchant Services, LLC, for financing traditional commodity financing arrangements and commodity repurchase agreements, committed until May 1, 2015. The facility is subject to annual review, and is secured by the assets of FCStone Merchants and guaranteed by INTL FCStone Inc.

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
The following table sets forth a listing of credit facilities, the committed amounts as of March 31, 2014 on the facilities, and outstanding borrowings on the facilities as well as indebtedness on senior notes as of March 31, 2014 and September 30, 2013:

(in millions)
Credit Facilities				Amounts Outstanding
Borrower	Security	Renewal / Expiration Date	Total Commitment	March 31, 2014	September 30, 2013
INTL FCStone Inc.	Certain pledged shares	September 20, 2016	$140.0	$24.0	$55.0
FCStone, LLC	None	April 9, 2015	75.0	—	—
FCStone Merchants	Certain commodities assets	May 1, 2015	30.0	16.5	6.0
INTL FCStone, Ltd.	None	November 10, 2014	25.0	—	—
			$270.0	$40.5	$61.0
Senior Unsecured Notes
8.50% senior notes, due July 30, 2020				45.5	45.5
Total indebtedness				$86.0	$106.5
As shown above, $25 million of the Company’s committed credit facilities are scheduled to expire during the next twelve months. The Company intends to renew or replace these facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with these covenants could result in the debt becoming payable on demand. As of March 31, 2014, the Company was in compliance with all of its financial covenants under its credit facilities.
Note 10 – Commodity and Other Repurchase Agreements
The Company’s outstanding notes receivable in connection with sale/repurchase agreements, under which customers sell certain commodity inventory and agree to repurchase the commodity inventory at a future date at either a fixed or floating rate, as of March 31, 2014 and September 30, 2013 were $24.7 million and $9.2 million, respectively.
The obligations outstanding related to commodities sold under repurchase agreements that are recorded in ‘lenders under loans’ as of March 31, 2014 and September 30, 2013 were $16.5 million and $6.0 million, respectively.
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
As of March 31, 2014 and September 30, 2013, the condensed consolidated balance sheets include loss contingency accruals recorded prior to September 30, 2013 which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, and in addition to the possible losses discussed below, is not likely to be material to the Company’s earnings, financial position or liquidity.
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
In July 2009, plaintiffs filed a purported shareholder class action complaint against FCStone and its directors, as well as the Company in the Circuit Court of Clay County, Missouri. The complaint alleged that FCStone and its directors breached their fiduciary duties by failing to maximize stockholder value in connection with the contemplated acquisition of FCStone by the Company. This complaint was subsequently consolidated with the complaint filed in the Circuit Court of Platte County, Missouri. The plaintiffs subsequently filed an amended consolidated complaint which does not assert any claims against the Company. This complaint purports to be filed derivatively on FCStone’s and the Company’s behalf and against certain of FCStone’s current and former directors and officers and directly against the same individuals. The Company, FCStone, and the defendants filed motions to dismiss on multiple grounds. The parties to the litigation have reached an agreement in principle to settle this matter, the terms of which were finally approved on March 19, 2014, resulting in the Company’s incurring a legal cost of $265,000 after consideration of expected insurance coverage.
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
The settlement, with appropriate waivers and consents, required FCStone, LLC to appoint an independent third party reviewer to review and evaluate FCStone LLC’s existing policies and procedures relating to certain risks, to ensure that we have made sufficient modifications to its risk controls since 2008. An independent third party reviewer was appointed, and the review has been successfully completed.
On January 13, 2014, a purported class action was filed in the United States District Court for the Southern District of New York against the Company and certain of its officers and directors. The complaint alleges violations of federal securities laws, and claims that the Company has issued false and misleading information concerning the Company’s business and prospects. The action seeks unspecified damages on behalf of persons who purchased the Company’s shares between February 17, 2010 and December 16, 2013. During March 2014, three motions for appointment as lead plaintiff were filed; two were subsequently withdrawn, leaving a single unopposed bid for lead plaintiff appointment, an appointment that was approved by the court on April 29, 2014. The Company believes the case is without merit and intends to vigorously defend itself.

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
In August 2008, the bankruptcy trustee of Sentinel filed adversary proceedings against FCStone, LLC, and a number of other FCMs in the Bankruptcy Court for the Northern District of Illinois. The case was subsequently reassigned to the United States District Court, for the Northern District of Illinois. In the complaint, the trustee sought avoidance of alleged transfers or withdrawals of funds received by FCStone, LLC and other FCMs within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions and disallowance of the proof of claim filed by FCStone, LLC. The trustee sought recovery of pre- and post-petition transfers totaling approximately $15.5 million. In April 2009, the trustee filed an amended complaint adding a claim for unjust enrichment. FCStone, LLC answered the complaints and all parties entered into the discovery phase of the litigation. In January 2011, the trustee filed a motion for summary judgment on various counts in the adversary proceedings filed in August 2008 against FCStone, LLC and a number of other FCMs. In January 2012, FCStone, LLC filed a motion for summary judgment in its favor with respect to the transfer of approximately $1.1 million to its customer segregated account on August 17, 2007, pursuant to the “safe harbor” provisions of Section 546(e) of the U.S. Bankruptcy Code. In April 2012, FCStone, LLC filed a motion to dismiss a portion of the trustee’s claims set forth in its amended complaint. The trial of this matter took place, as a test case, during October 2012. The trial court entered a judgment against FCStone, LLC on January 4, 2013. On January 17, 2013, the trial court entered an agreed order, staying execution and enforcement, pending an appeal of the judgment. By agreement, FCStone, LLC was required to post an appeal cash deposit of $8.0 million with the court, which was deposited on January 18, 2013. The oral arguments in the appeal were heard on December 10, 2013. On March 19, 2014 the appeal court ruled in favor of FCStone, LLC. On April 16, 2014, the trustee filed a petition for rehearing of the appeal. The Company believes that if the appellate decision in favor of FCStone, LLC is reversed, the resulting pre-tax loss to FCStone, LLC would be in the range of $4 million to $6 million.
Contractual Commitments
Contingent Liabilities - Acquisitions
Under the terms of the purchase agreements related to the acquisitions listed below, the Company has obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The contingent liability for these estimated additional purchase price considerations of $9.2 million and $9.6 million are included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets as of March 31, 2014 and September 30, 2013. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings. The change in fair value during the six months ended March 31, 2014 and 2013 were increases of $0.3 million and $0.8 million, respectively, and are included in ‘other’ in the consolidated income statements.
The Company has a contingent liability relating to the December 2012 acquisition of the accounts of Tradewire Securities, LLC, which may result in the payment of additional purchase price consideration. The contingent liability recorded represents the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings during three annual periods and a six month period, after the third annual period, following the closing of the acquisition, for a total of four payments, with a discount rate being applied to those future payments. The change in fair value during the six months ended March 31, 2014 was an increase of $0.2 million, included in ‘other’ in the consolidated income statement. The present value of the estimated total purchase price, including contingent consideration, is $6.5 million as of March 31, 2014, which remains outstanding and is included in ‘accounts payable and other accrued liabilities’ in the consolidated balance sheet.
The Company has a contingent liability relating to the November 2011 acquisition of Coffee Network, LLC, subsequently reorganized as a division of FCStone, LLC, which may result in the payment of additional purchase price consideration. The contingent liability recorded represents the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings during the three annual periods following the closing of the acquisition plus a final contingent payment. The acquisition date fair value of additional consideration was estimated to be less than $0.1 million. There was no significant change in fair value for the six months ended March 31, 2014 and 2013. The present value of the estimated total purchase price, including contingent consideration, is less than $0.1 million as of March 31, 2014, which has not been paid and is included in ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.
The Company has a contingent liability relating to the October 2010 acquisition of Hencorp Becstone Futures, L.C., subsequently reorganized as a division of FCStone, LLC, which may result in the payment of additional purchase price consideration. The contingent liability recorded represents the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings during the fourth fiscal year following the closing of the acquisition plus an additional final estimated contingent payment and a discount rate being applied to the future payments. The change in fair value during the six months ended March 31, 2014 and 2013, were increases of $0.1 million and $0.2 million, respectively, and are included in ‘other’ in the condensed consolidated income statements. The present value of the estimated total purchase price, including contingent consideration, is $7.6 million as of March 31, 2014, of which $2.6 million has not been paid and is included in ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.
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
Self-Insurance
On January 1, 2014, the Company entered into a program to self-insure its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. Liabilities are recognized based on claims filed and an estimate of claims incurred but not reported. The Company has purchased stop-loss coverage to limit its exposure on a per claim basis and in aggregate in the event that aggregated actual claims would exceed 120% of actuarially estimated claims. The Company is insured for covered costs in excess of these limits. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s condensed consolidated financial position or results of operations. As of March 31, 2014, the Company had $0.5 million accrued for self-insured medical and dental claims included in ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.
Note 12 – Capital and Other Regulatory Requirements
The Company’s activities are subject to significant governmental regulation, both in the United States and overseas. The subsidiaries of the Company were in compliance with all of their regulatory requirements as of March 31, 2014, as follows:

(in millions)			As of March 31, 2014
Subsidiary	Regulatory Authority	Requirement Type	Actual	Minimum Requirement
FCStone, LLC	CFTC	Net capital	$125.6	$86.5
FCStone, LLC	CFTC	Segregated funds	$1,864.8	$1,838.2
FCStone, LLC	CFTC	Secured funds	$64.9	$48.1
INTL FCStone Ltd	FCA (United Kingdom)	Net capital	$59.6	$46.3
INTL FCStone Ltd	FCA (United Kingdom)	Segregated funds	$112.7	$112.6
INTL Global Currencies Limited	FCA (United Kingdom)	Net capital	$20.5	$0.9
INTL FCStone Securities Inc.	SEC	Net capital	$5.0	$1.0
FCC Investments, Inc.	SEC	Net capital	$0.3	$0.3
FCStone Australia	Australian Securities and Investment Commission	Net capital	$1.7	$0.9
FCStone Australia	Australian Securities and Investment Commission	Segregated funds	$22.4	$14.9
FCStone Australia	New Zealand Clearing Ltd	Capital adequacy	$11.6	$4.3
INTL FCStone DTVM Ltda.	Brazilian Central Bank and Securities and Exchange Commission of Brazil	Capital adequacy	$0.9	$0.6
INTL Capital S.A.	Rosario Futures Exchange (Argentina)	Capital adequacy	$3.9	$0.1
INTL Capital S.A.	General Inspector of Justice (Argentina)	Net capital	$6.1	$5.9
INTL CIBSA Sociedad de Bolsa S.A.	Superintendent of Securities Markets of Buenos Aires (Argentina)	Net capital	$4.6	$0.2

Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of March 31, 2014, these subsidiaries were in compliance with their local capital adequacy requirements.
Note 13 – Share-Based Compensation
Share-based compensation expense is included in ‘compensation and benefits’ in the condensed consolidated income statements and totaled $1.1 million and $2.0 million for the three months ended March 31, 2014 and 2013, respectively, and $2.2 million and $3.6 million for the six months ended March 31, 2014 and 2013, respectively.
Stock Option Plan
The Company sponsors a stock option plan for its directors, officers, employees and consultants. The 2013 Stock Option Plan, which was approved by the Company’s Board of Directors and shareholders, authorizes the Company to issue stock options covering up to 1.0 million shares of the Company’s common stock. As of March 31, 2014, there were 0.9 million shares available for future grant under this plan. The Company settles stock option exercises with newly issued shares of common stock.
Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

Six Months Ended March 31, 2014
Expected stock price volatility	34%
Expected dividend yield	—%
Risk free interest rate	0.80%
Average expected life (in years)	2.88
Expected stock price volatility rates are based primarily on the historical volatility. The Company has not paid dividends in the past and does not currently expect to do so in the future. Risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option award. The average expected life represents the estimated period of time that options or awards granted are expected to be outstanding, based on the Company’s historical share option exercise experience for similar option grants. The weighted average fair value of options issued during the six months ended March 31, 2014 was $4.48.
The following is a summary of stock option activity for the six months ended March 31, 2014:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2013	1,000,000	1,779,983	$24.76	$11.44	4.87	$4.8
Granted	(86,500)	86,500	$19.24	$4.48
Exercised		(140,992)	$8.84	$4.02
Forfeited	—	(80,000)	$25.91	$13.63
Expired	—	(32,647)	$50.64	$14.27
Balances as of March 31, 2014	913,500	1,612,844	$24.27	$11.55	4.60	$2.4
Exercisable as of March 31, 2014		665,031	$26.30	$10.73	1.60	$2.3
The total compensation cost not yet recognized for non-vested awards of $8.6 million as of March 31, 2014 has a weighted-average period of 5.71 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. The total intrinsic value of options exercised during the six months ended March 31, 2014 and 2013 was $1.7 million, respectively.
Restricted Stock Plan
The Company sponsors a restricted stock plan for its directors, officers and employees. As of March 31, 2014, 1,110,008 shares were authorized for future grant under the 2012 Restricted Stock Plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company utilizes newly issued shares of common stock to make restricted stock grants.

The following is a summary of restricted stock activity for the six months ended March 31, 2014:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2013	1,154,862	363,638	$20.53	1.74	$7.4
Granted	(75,699)	75,699	$19.69
Vested		(134,646)	$20.20
Forfeited	30,845	(54,481)	$21.68
Balances as of March 31, 2014	1,110,008	250,210	$20.20	2.11	$4.7
The total compensation cost not yet recognized of $3.8 million as of March 31, 2014 has a weighted-average period of 2.11 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.
Note 14 – Other Expenses
Other expenses for the three and six months ended March 31, 2014 and 2013 consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2014	2013	2014	2013
Contingent consideration, net(1)	$0.1	$0.5	$0.3	$1.2
Insurance	0.4	0.4	0.8	0.9
Advertising, meetings and conferences	1.3	0.5	1.8	1.1
Non-trading hardware and software maintenance and software licensing	0.8	0.9	1.5	1.5
Office supplies and printing	0.3	0.3	0.5	0.7
Other clearing related expenses	0.2	0.5	0.6	0.9
Other non-income taxes	0.9	1.2	2.0	2.2
Other	1.3	1.6	2.5	4.1
Total other expenses	$5.3	$5.9	$10.0	$12.6

(1)
Contingent consideration includes remeasurement of contingent liabilities related to business combinations accounted for in accordance with the provisions of the Business Combinations Topic of the ASC (see Note 3).

Note 15 – Accumulated Other Comprehensive Income (Loss)
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive income (loss) includes net actuarial losses from defined benefit pension plans, unrealized gains on available-for-sale securities, and gains and losses on foreign currency translations.

The following table summarizes the changes in accumulated other comprehensive income (loss) for the six months ended March 31, 2014.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Unrealized Gain or Loss on Available-for-Sale Securities		Accumulated Other Comprehensive Loss
Balances as of September 30, 2013	$(4.1)	$(2.8)	$0.5		$(6.4)
Other comprehensive income (loss), net of tax before reclassifications	(3.9)	0.2	—		(3.7)
Amounts reclassified from AOCI, net of tax	—	—	—	(1)	—
Net current period other comprehensive income (loss), net of tax	(3.9)	0.2	—		(3.7)
Balances as of March 31, 2014	$(8.0)	$(2.6)	$0.5		$(10.1)

(1) Amounts reclassified from OCI for the six months ended March 31, 2014 were less than $0.1 million.
Note 16 – Income Taxes
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
The Company is required to assess its deferred tax assets and the need for a valuation allowance at each reporting period. This assessment requires judgment on the part of management with respect to benefits that may be realized. The Company will record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of the deferred tax assets will not be realized.
The valuation allowance for deferred tax assets as of March 31, 2014 and September 30, 2013 was $2.3 million. The net change in the total valuation allowance for the year ended September 30, 2013 was a decrease of $1.8 million. The valuation allowances as of March 31, 2014 and September 30, 2013 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company incurred U.S. federal, state, and local taxable (losses) income for the fiscal years ended September 30, 2013, 2012, and 2011 of $(22.2) million, $(21.2) million, and $22.7 million, respectively. There are no significant differences between actual levels of past taxable income and the results of operations, before income taxes in these jurisdictions. U.S. federal, state, and local taxable losses incurred during the years ended September 30, 2013 and 2012 were attributable to a decrease in exchange-traded and OTC derivative transactional volumes and revenue caused by consecutive droughts in the U.S., as well as losses incurred in the physical base metals business. During 2013, the Company elected to pursue an exit of its physical base metals business through an orderly liquidation of open positions. Additionally, the Company completed an acquisition of the accounts of Tradewire Securities. Although both the exit of the physical base metals business and the acquisition of the Tradewire Securities accounts are expected to positively affect future levels of taxable income, the expected impact cannot be reliably projected. When evaluating if U.S. federal, state, and local deferred tax assets are realizable, the Company considered deferred tax liabilities of $4.3 million that are scheduled to reverse from 2014 to 2018 and $1.3 million of deferred tax liabilities associated with unrealized gains in securities which the Company could sell, if necessary. Furthermore, the Company considered its ability to implement business and tax planning strategies that would allow the remaining U.S. federal, state, and local deferred tax assets, net of valuation allowances, to be realized within approximately 9 years. Based on the tax planning strategies that can be implemented, management believes that it is more likely than not that the Company will realize the tax benefit of the deferred tax assets, net of the existing valuation allowance, in the future. However, the realization of deferred income taxes is dependent on future events, and changes in estimate in future periods could result in adjustments to the valuation allowance.

The income tax expense from continuing operations of $2.6 million and $0.0 million for the three months ended March 31, 2014 and 2013, and income tax expense from continuing operations of $4.1 million and $3.9 million for the six months ended March 31, 2014 and 2013, respectively, reflect estimated federal, foreign and state taxes.
For the three months ended March 31, 2014, the Company’s effective tax rate was 25% compared to 0% for the three months ended March 31, 2013. During the three months ended March 31, 2013, the Company recorded a net decrease to its uncertain tax benefits of $0.4 million, attributed to favorably settled income tax audits, of which $0.3 million impacted the Company's effective tax rate. For the six months ended March 31, 2014, the Company’s effective tax rate was 29% compared to 25% for the six months ended March 31, 2013.
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
Note 17 – Acquisitions
First American Capital and Trading Corp.
On November 18, 2013, First American Capital and Trading Corp. (“FACT”) transferred its customer accounts to INTL FCStone Inc.’s broker-dealer subsidiary, INTL FCStone Securities Inc. FACT provided correspondent clearing services to institutional customers directly and through a global network of partners. FACT serviced a wide range of customers, including broker-dealers, investment advisors, and fund managers.
The consideration to be paid for the acquisition of institutional accounts from FACT consists of contingent payments based on the pre-tax earnings of the institutional account division created following this transfer. The purchase price for the acquisition is not material to the condensed consolidated financial statements.
Note 18 – Discontinued Operations
Exit of Physical Base Metals Business
During the second quarter of fiscal 2013, as a result of a change in management strategy in the Company’s base metals product line, the Company elected to pursue an exit of its physical base metals business through the sale and orderly liquidation of current open positions. During the following months, the Company completed a sale of a portion of the physical base metals open contract positions, and the liquidation of the majority of the remaining physical base metals open contract positions and inventory. The exit of the physical base metals business was substantially completed by the end of fiscal 2013, including the termination of the physical base metals trading team and certain operational support personnel. The remaining open contract positions were fulfilled during the second fiscal quarter of 2014. The Company has reclassified the physical base metals activities in the financial statements as discontinued operations beginning with the quarter ended March 31, 2014. The physical base metals business was previously included in the Commodity and Risk Management Services segment (see Note 19 – Segment Analysis). The Company continues to operate the portion of its base metals business related to non-physical assets, conducted primarily through the London Metals Exchange.
Summarized below are the components of the Company’s income/(loss) from discontinued operations for the three and six months ended March 31, 2014:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2014	2013	2014	2013
Total revenues from discontinued operations	11.6	419.2	40.9	834.5
Total cost of sales of physical commodities from discontinued operations	11.4	416.8	40.2	824.8
Operating revenues	0.2	2.4	0.7	9.7

(Loss) income from discontinued operations before income taxes	(0.2)	(0.2)	(0.1)	4.5
Income tax benefit	—	—	—	(1.5)
(Loss) income from discontinued operations, net of tax	(0.2)	(0.2)	(0.1)	3.0

Note 19 – Segment Analysis
The Company reports its operating segments based on services provided to customers. Commencing during the quarter ended March 31, 2014, the Company’s operating segments were reorganized into reportable segments as follows:

•
Commercial Hedging which includes Financial Agricultural (Ag’s) & Energy (formerly discussed as the soft commodities product line) and LME metals, previously components of Commodity and Risk Management Services.

•	Global Payments, which was previously a component, along with FX Prime Brokerage, of the Foreign Exchange segment, has been broken out as the single component of a segment named Global Payments.

•	Securities now includes Asset Management, previously a component of Other, as an additional component along with Equity market-making, Debt Trading and Investment Banking.

•
Physical Commodities includes physical precious metals, previously a component of Commodity and Risk Management Services along with Physical Ag’s & Energy (formerly discussed as the commodity financing and facilitation business), previously a component of Other. In addition, physical base metals, previously a component of Commodity and Risk Management Services, is now reported as discontinued operations, and is not part of the Physical Commodities segment information.

•	Clearing and Execution Services now includes the FX Prime Brokerage component as an additional component.
All segment information has been revised to reflect the operating segment reorganization retroactive to October 1, 2012.
Commercial Hedging
The Company serves its commercial clients through its team of risk management consultants, providing a high-value-added service that we believe differentiates it from its competitors and maximizes the opportunity to retain clients. The Company’s risk management consulting services are designed to quantify and monitor commercial entities’ exposure to commodity and financial risk. Upon assessing this exposure the Company develops a plan to control and hedge these risks with post-trade reporting against specific client objectives. Clients are assisted in the execution of their hedging strategies through a wide range of products from listed exchange-traded futures and options, to basic OTC instruments that offer greater flexibility, to structured OTC products designed for customized solutions.
The Company’s services span virtually all traded commodity markets, with the largest concentrations in agricultural and energy commodities (consisting primarily of grains, energy and renewable fuels, coffee, sugar, cotton, and food service) and base metals. The Company’s base metals business includes a position as a Category One ring dealing member of the LME, providing execution, clearing and advisory services in exchange-traded futures and OTC products. The Company also provides execution of foreign currency forwards and options as well as a wide range of structured product solutions to commercial clients who are seeking cost-effective hedging strategies. Generally, clients direct their own trading activity and the Company’s risk management consultants do not have discretionary authority to transact trades on behalf of clients.
Global Payments
The Company provides global payment solutions to banks and commercial businesses as well as charities and non-governmental organizations and government organizations. The Company offers payments services in over 150 currencies, which it believes is more than any other payments solution provider, and provides competitive and transparent pricing. Through its technology platform, full-service electronic execution capability and commitment to customer service, the Company believes it is able to provide simple and fast execution, ensuring delivery of funds in any of these countries quickly through its global network of correspondent banks. In this business, the Company primarily acts as a principal in buying and selling foreign currencies on a spot basis. The Company derives revenue from the difference between the purchase and sale prices.
The Company believes its clients value the Company’s ability to provide exchange rates that are significantly more competitive than those offered by large international banks, a competitive advantage that stems from our years of foreign exchange expertise focused on smaller, less liquid currencies. Additionally, as a member of SWIFT (Society for Worldwide Interbank Financial Telecommunication), the Company is able to offer its services to large money center and global banks seeking more competitive international payments services.
Securities
Through INTL FCStone Securities Inc., the Company provides value-added solutions that facilitate cross-border trading. The Company believes its clients value the Company’s ability to manage complex transactions, including foreign exchange, utilizing its local understanding of market convention, liquidity and settlement protocols around the world. The Company’s clients include U.S.-based regional and national broker-dealers and institutions investing or executing customer transactions in international markets and foreign institutions seeking access to the U.S. securities markets. The Company is one of the leading market makers in foreign securities, including unlisted ADRs and foreign ordinary shares. The Company makes markets in approximately 800 ADRs and foreign ordinary shares traded in the OTC market and will, on request, make prices in more than 8,000 other ADRs and foreign common shares. In addition, the Company is a broker-dealer in Argentina where it is active in providing institutional executions in the local capital markets.
The Company provides a full range of corporate finance advisory services to its middle market clients, including capital market solutions and a wide array of advisory services across a broad spectrum of industries. The Company’s advisory services span mergers and acquisitions, liability management, restructuring opinions and valuations. The Company also originates, structures and places a wide array of debt instruments in the international and domestic capital markets. These instruments include complex asset-backed securities (primarily in Argentina), unsecured bond and loan issues, negotiable notes and other trade-related debt instruments used in cross-border trade finance. On occasion, the Company may invest its own capital in debt instruments before selling them. The Company also actively trades in a variety of international debt instruments and operates an asset management business in which it earns fees, commissions and other revenues for management of third party assets and investment gains or losses on its investments in funds and proprietary accounts managed either by its investment managers or by independent investment managers.
Physical Commodities
This segment consists of the Company’s physical precious metals trading and physical agricultural and energy commodity business. In precious metals, the Company provides a full range of trading and hedging capabilities, including OTC products, to select producers, consumers, and investors. In the Company’s trading activities, it acts as a principal, committing its own capital to buy and sell precious metals on a spot and forward basis.
The Company’s physical agricultural and energy commodity business provides financing to commercial commodity-related companies against physical inventories, including grain, lumber, meats, energy products and renewable fuels. The Company uses sale and repurchase agreements to purchase commodities evidenced by warehouse receipts, subject to a simultaneous agreement to sell such commodities back to the original seller at a later date. These transactions are accounted for as product financing arrangements, and accordingly no commodity inventory, purchases or sales are recorded. Additionally, the Company engages as a principal in physical purchase and sale transactions related to inputs to the renewable fuels and feed ingredient industries.
The Company records its physical commodities revenues on a gross basis. Operating revenues and losses from its commodities derivatives activities are included in ‘trading gains, net’ in the condensed consolidated income statements. Inventory for the commodities business is valued at the lower of cost or fair value under the provisions of the Inventory Topic of the ASC. The Company generally mitigates the price risk associated with commodities held in inventory through the use of derivatives. The Company does not elect hedge accounting under U.S. GAAP in accounting for this price risk mitigation. In such situations, unrealized gains in inventory are not recognized under U.S. GAAP, but unrealized gains and losses in related derivative positions are recognized under U.S. GAAP. As a result, reported earnings from physical commodities trading may be subject to significant volatility when calculated under U.S. GAAP.
Clearing and Execution Services (CES)
The Company seeks to provide competitive and efficient clearing and execution of exchange-traded futures and options for the institutional and professional trader market segments. Through its platform, customer orders are accepted and directed to the appropriate exchange for execution. The Company then facilitates the clearing of clients’ transactions. Clearing involves the matching of clients’ trades with the exchange, the collection and management of client margin deposits to support the transactions, and the accounting and reporting of the transactions to customers. The Company seeks to leverage its capabilities and capacity by offering facilities management or outsourcing solutions to other FCMs.
In addition, the Company provides prime brokerage foreign exchange services to financial institutions and professional traders. The Company provides its customers with the full range of OTC products, including 24 hour execution of spot, forwards and options as well as non-deliverable forwards in both liquid and exotic currencies. The Company also operates a proprietary foreign exchange desk which arbitrages the exchange-traded foreign exchange markets with the cash markets.
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

Information concerning operations in these segments of business is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2014	2013	2014	2013
Total revenues:
Commercial Hedging	$63.8	$51.7	$109.4	$101.2
Global Payments	12.8	9.3	26.4	19.4
Securities	17.2	18.0	38.6	32.7
Physical Commodities	8,328.8	11,660.0	16,129.8	23,687.3
Clearing and Execution Services	30.9	30.8	58.4	58.0
Corporate unallocated	(0.6)	(0.5)	(1.0)	8.2
Total	$8,452.9	$11,769.3	$16,361.6	$23,906.8
Operating revenues (loss):
Commercial Hedging	$63.8	$51.7	$109.4	$101.2
Global Payments	12.8	9.3	26.4	19.4
Securities	17.2	18.0	38.6	32.7
Physical Commodities	5.1	5.6	10.3	13.8
Clearing and Execution Services	30.9	30.8	58.4	58.0
Corporate unallocated	(0.6)	(0.5)	(1.0)	8.2
Total	$129.2	$114.9	$242.1	$233.3
Net operating revenues (loss):
Commercial Hedging	$52.6	$41.5	$88.8	$82.4
Global Payments	11.0	8.0	22.8	17.3
Securities	11.8	13.3	27.4	24.0
Physical Commodities	4.2	4.6	8.7	11.7
Clearing and Execution Services	8.4	8.2	15.5	15.5
Corporate unallocated	(2.1)	(0.5)	(3.9)	7.5
Total	$85.9	$75.1	$159.3	$158.4
Net contribution:
(Revenues less cost of sales, transaction-based clearing expenses, variable bonus compensation, introducing broker commissions and interest expense)
Commercial Hedging	$38.3	$29.5	$65.1	$61.0
Global Payments	8.6	6.2	17.8	13.1
Securities	8.9	10.6	20.8	18.9
Physical Commodities	3.6	3.0	7.2	8.8
Clearing and Execution Services	6.5	6.3	12.2	12.2
Total	$65.9	$55.6	$123.1	$114.0
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial Hedging	$22.6	$13.4	$34.7	$29.4
Global Payments	6.3	4.6	13.3	9.6
Securities	3.8	5.4	11.0	9.6
Physical Commodities	1.7	0.9	3.5	5.0
Clearing and Execution Services	2.1	1.7	3.4	1.7
Total	$36.5	$26.0	$65.9	$55.3
Reconciliation of segment income to income from continuing operations, before tax:
Segment income	$36.5	$26.0	$65.9	$55.3
Costs not allocated to operating segments	26.2	24.3	51.7	39.6
Income from continuing operations, before tax	$10.3	$1.7	$14.2	$15.7

(continued)
(in millions)	As of March 31, 2014	As of September 30, 2013
Total assets:
Commercial Hedging	$1,330.4	$1,005.1
Global Payments	44.0	57.2
Securities	207.2	204.2
Physical Commodities	167.5	132.5
Clearing and Execution Services	1,150.7	1,333.3
Corporate unallocated	115.3	115.7
Total	$3,015.1	$2,848.0
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Throughout this document, unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” refer to INTL FCStone Inc. and its consolidated subsidiaries. INTL FCStone Inc., formerly known as International Assets Holding Corporation, is a Delaware corporation.
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve known and unknown risks and uncertainties, many of which are beyond the control of INTL FCStone Inc. and its subsidiaries, including adverse changes in economic, political and market conditions, losses from our market-making and trading activities arising from counter-party failures and changes in market conditions, the possible loss of key personnel, the impact of increasing competition, the impact of changes in government regulation, the possibility of liabilities arising from violations of federal and state securities laws and the impact of changes in technology in the securities and commodities trading industries. Although we believe that our forward-looking statements are based upon reasonable assumptions regarding our business and future market conditions, there can be no assurances that our actual results will not differ materially from any results expressed or implied by our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We caution readers that any forward-looking statements are not guarantees of future performance.
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
In addition, in light of the bankruptcy filing of MF Global and actions taken by the CFTC to freeze assets of Peregrine Financial Group, on November 14, 2013, the CFTC finalized new rules known as “Enhancing Customer Protections Rules.” These provisions, among other things, require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures, and auditing and examination programs for FCMs. These rules came into effect January 13, 2014, however, certain provisions have alternative compliance dates which extend through December 31, 2018.
Overview
INTL FCStone Inc. is a diversified, global financial services organization providing financial products and advisory and execution services that help our clients access market liquidity, maximize profits and manage risk.
INTL FCStone Inc. is a leader in the development of specialized financial services in commodities, securities, global payments, foreign exchange and other markets. Our revenues are derived primarily from financial products and advisory services that fulfill our clients’ real needs and provide bottom-line benefits to their businesses. We create added value for our clients by providing access to global financial markets using our industry and financial expertise, deep partner and network relationships, insight and guidance, and integrity and transparency. Our client-first approach differentiates us from large banking institutions, engenders trust, and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world.
Our leadership positions span markets such as commodity risk management advisory services; global payments; market-making in international equities and other securities; physical trading and hedging of precious metals and select other commodities; and foreign currency trading, among others. These businesses are supported by our global infrastructure of regulated operating subsidiaries, advanced technology platform and team of more than 1,000 employees. We currently maintain more than 20,000 accounts representing approximately 11,000 clients, located in more than 100 countries.
Our clients include producers, processors and end-users of nearly all widely traded physical commodities; commercial counterparties who are end-users of our products and services; governmental and non-governmental organizations; and commercial banks, brokers, institutional investors and major investment banks. We believe our clients value us for our focus on their needs, our expertise and flexibility, our global reach, our ability to provide access to hard-to-reach markets and opportunities, and our status as a well-capitalized and regulatory-compliant organization.
We believe we are well positioned to capitalize on key trends impacting the financial services sector. Among others, these trends include the impact of increased regulation on banking institutions and other financial services providers; increased consolidation, especially of smaller sub-scale financial services providers; the growing importance and complexity of conducting secure cross-border transactions; and the demand among financial institutions to transact with well-capitalized counterparties.
We report our operating segments based on services provided to clients. Our activities are divided into the following functional areas consisting of Commercial Hedging, Global Payments, Securities, Physical Commodities, and Clearing and Execution Services (“CES”). Additional information on these functional areas can be found in Note 19 of the Condensed Consolidated Financial Statements.
Discontinued Operations and Operating Segment Reorganization
During the second quarter of fiscal 2013, as a result of a change in management strategy in our base metals product line, we elected to pursue an exit of our physical base metals business through the sale and orderly liquidation of current open positions. We completed the exit of the physical base metals business during the second quarter of fiscal 2014. We have reclassified the physical base metals activities in the financial statements for all periods presented as discontinued operations beginning with the quarter ended March 31, 2014. We continue to operate the portion of our base metals business related to non-physical assets, conducted primarily through the LME in our Commercial Hedging segment.
Following the discontinuation of the physical base metals business and commencing during the quarter ended March 31, 2014, our operating segments were reorganized into the following reportable segments: Commercial Hedging, Global Payments, Securities, Physical Commodities and Clearing and Execution Services. All segment information has been revised to reflect the operating segment reorganization retroactive to October 1, 2012. See Note 19 – Segment Analysis for further discussion of the operating segment reorganization.
Executive Summary
We experienced record operating and adjusted operating revenues during the second quarter of 2014, driven by strong performance in both our Commercial Hedging and Global Payments segments. Our Clearing and Execution Services (“CES”) segment operating revenues were flat compared to the prior year, while both the Securities and Physical Commodities experienced declines in operating revenues compared to the prior year. Interest income on customer deposits remained constrained by historically low short term interest rates, however average customer equity, which generates interest income for us, increased 7% to $1.7 billion compared to the prior year.
The increase in our core Commercial Hedging operating revenues was primarily a result of an increase in both exchange-traded and OTC customer volumes, driven by improving domestic agricultural markets as well as increased customer activity and volatility in the ethanol and global coffee markets. Operating revenues in the Commercial Hedging segment have also benefited from continued volume growth in the LME metals business, which had a second consecutive quarter of record operating revenues, partially attributed to expansion in the Far East markets.
Operating revenues in our Global Payments segment experienced strong growth compared to the prior year, with operating revenues nearly matching the record levels of our first quarter of 2014, which is typically the strongest quarter of the fiscal year in this segment. The sustained growth has resulted from the continued acquisition of commercial bank clients and the successful implementation of a new back office platform which enables us to process increased volumes, including smaller notional payments, without requiring the hiring of additional support personnel.

Our Securities segment was negatively affected by declining market conditions in South America in both our equity market-making and debt trading businesses, however these declines were partially offset by growth in our asset management business.
Overall, adjusted net income increased $5.8 million to $7.2 million in the second quarter compared to the prior year due to the growth in Commercial Hedging and Global Payments segments. For the six months ended March 31, 2014, adjusted net income declined to $8.4 million compared to $13.2 million in the prior year, primarily as a result of the $5.8 million after tax gain on the sale of LME and KCBT shares in the prior year period.
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
Under “Adjusted Non-GAAP Data” in the tables below are our adjusted operating revenues, adjusted net operating revenues, adjusted income from operations, adjusted net income and adjusted stockholders’ equity, which have been adjusted to reflect the marked-to-market differences in our Physical Commodities business segment during each period (in the case of operating and net operating revenues and net income) and the cumulative differences (in the case of stockholders’ equity). We have also included the estimated tax liability which would have been incurred as a result of these adjustments, utilizing an estimated tax rate of 37.5%.
We determine the fair value of physical commodities inventory on a marked-to-market basis by applying quoted market prices to the inventory we own on the balance sheet date. In our precious metals business, we obtain the closing COMEX nearby futures price for the last business day of the month and then adjust that price to reflect an exchange for physical transaction, utilizing bids obtained from one or more market participants. In our discontinued physical base metals business, historically, for copper inventory, we obtained the closing COMEX or LME nearby futures price and then adjusted that price to reflect any freight charges to the relevant delivery point. For our lead inventory, we obtained the closing LME nearby futures month price and then adjusted that price to reflect any tolling and freight charges to the relevant delivery point. If inventories were required to be valued using fair value instead of under U.S. GAAP at the lower of cost or market, our physical commodities inventory would be classified as Level 2 assets using the Fair Value Measurements and Disclosures Topic of the ASC.

Adjusted Non-GAAP Financial Information (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2014	2013	2014	2013
Adjusted Non-GAAP Data (Unaudited):
Adjusted operating revenues:
Operating revenues	$129.2	$114.9	$242.1	$233.3
Marked-to-market adjustment (non-GAAP)	(0.6)	(0.1)	(2.6)	(2.5)
Adjusted operating revenues (non-GAAP)	$128.6	$114.8	$239.5	$230.8
Adjusted net operating revenues:
Net operating revenues	$85.9	$75.1	$159.3	$158.4
Marked-to-market adjustment (non-GAAP)	(0.6)	(0.1)	(2.6)	(2.5)
Adjusted net operating revenues (non-GAAP)	$85.3	$75.0	$156.7	$155.9
Adjusted income from continuing operations:
Income from continuing operations, before tax	$10.3	$1.7	$14.2	$15.7
Marked-to-market adjustment (non-GAAP)	(0.6)	(0.1)	(2.6)	(2.5)
Adjusted income from continuing operations, before tax (non-GAAP)	$9.7	$1.6	$11.6	$13.2
Adjusted net income:
Net income	$7.5	$1.5	$10.0	$14.8
Marked-to-market adjustment (non-GAAP)	(0.6)	(0.1)	(2.6)	(2.5)
Tax effect at blended rate of 37.5%	0.3	—	1.0	0.9
Adjusted net income (non-GAAP)	$7.2	$1.4	$8.4	$13.2
Adjusted stockholders’ equity:
Stockholders’ equity			$337.9	$323.3
Cumulative marked-to-market adjustment (non-GAAP)			1.7	5.5
Tax effect at blended rate of 37.5%			(0.6)	(2.1)
Adjusted stockholders’ equity (non-GAAP)			$339.0	$326.7
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
Results of Operations
Set forth below is our discussion of the results of its operations, as viewed by management, for the three months ended March 31, 2014 and 2013. This discussion refers to both U.S. GAAP results and adjusted non-GAAP marked-to-market information, in accordance with the information presented above under the heading ‘Adjusted non-GAAP Financial Information’. For the Commercial Hedging, Global Payments, Securities and CES segments, there are no differences between the U.S. GAAP results and the adjusted non-GAAP marked-to-market results. The Physical Commodities segment has differences between the U.S. GAAP results and the adjusted non-GAAP marked-to-market results. However, this means that there are differences between the U.S. GAAP basis and the non-GAAP marked-to-market basis for total operating revenues, total contribution, total segment income and net income. Please note that any term below that contains the word ‘adjusted’ refers to non-GAAP, marked-to-market information.

Financial Overview (Unaudited)

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2014	% Change	2013	2014	% Change	2013
Operating revenues	$129.2	12%	$114.9	$242.1	4%	$233.3
Marked-to-market adjustment (non-GAAP)	(0.6)	n/m	(0.1)	(2.6)	n/m	(2.5)
Adjusted operating revenues (non-GAAP)	128.6	12%	114.8	239.5	4%	230.8
Transaction-based clearing expenses	27.7	(3)%	28.6	52.9	(1)%	53.2
Introducing broker commissions	12.8	33%	9.6	24.4	36%	18.0
Interest expense	2.8	75%	1.6	5.5	49%	3.7
Adjusted net operating revenues (non-GAAP)	85.3	14%	75.0	156.7	1%	155.9
Compensation and other expenses	75.6	3%	73.4	145.1	2%	142.7
Adjusted income from operations, before tax (non-GAAP)	$9.7	506%	$1.6	$11.6	(12)%	$13.2
Reconciliation of net operating revenues from GAAP to adjusted, non-GAAP amounts:
Net operating revenues	$85.9		$75.1	$159.3		$158.4
Marked-to-market adjustment (non-GAAP)	(0.6)		(0.1)	(2.6)		(2.5)
Adjusted net operating revenues (non-GAAP)	$85.3		$75.0	$156.7		$155.9
Reconciliation of income from continuing operations, before tax from GAAP to adjusted, non-GAAP amounts:
Income from continuing operations before tax	$10.3		$1.7	$14.2		$15.7
Marked-to-market adjustment (non-GAAP)	(0.6)		(0.1)	(2.6)		(2.5)
Adjusted income from continuing operations, before tax (non-GAAP)	$9.7		$1.6	$11.6		$13.2
The selected data table below reflects key operating metrics used by management in evaluating our product lines, for the periods indicated:

	Three Months Ended March 31,			Six Months Ended March 31,
	2014	% Change	2013	2014	% Change	2013
Volumes and Other Data:
Exchange-traded volume (contracts, 000’s)	24,968.5	(1)%	25,114.9	48,843.1	(2)%	49,865.7
OTC volume (contracts, 000’s)	346.5	9%	318.4	632.0	8%	585.4
Global payments (# of payments, 000’s)	44.2	22%	36.2	85.8	31%	65.4
Gold equivalent ounces traded (000’s)	20,037.1	(17)%	24,091.4	39,597.7	(14)%	46,060.6
Equity market-making (gross dollar volume, millions)	$17,647.9	25%	$14,139.7	$35,650.7	53%	$23,307.1
Foreign exchange prime brokerage volume (U.S. notional, millions)	$105,484.2	45%	$72,951.9	$183,898.1	29%	$142,592.1
Average assets under management (U.S. dollar, millions)	$516.0	15%	$447.6	$526.2	11%	$472.2
Average customer segregated equity (millions)	$1,702.2	7%	$1,586.8	$1,701.4	3%	$1,647.7
Operating Revenues
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Our operating revenues under U.S. GAAP for the second quarter and the prior year were $129.2 million and $114.9 million, respectively. This increase in operating revenue was driven by $12.1 million and $3.5 million increases in operating revenue in the Commercial Hedging and Global Payments segment, respectively. These increases were partially offset by $0.8 million and $0.5 million decreases in the Securities and Physical Commodities segments, respectively, while Clearing and Execution Services (“CES”) revenues were relatively flat with the prior year.
Adjusted operating revenues increased 12% to $128.6 million in the second quarter compared to $114.8 million in the prior year, including a $1.0 million decrease in adjusted operating revenues in the Physical Commodities segment. The only difference between operating revenues and adjusted operating revenues, a non-GAAP measure, was the gross marked-to-market adjustment of $(0.6) million and $(0.1) million for the second quarter and the prior year, respectively. The gross marked-to-market adjustment only affects the adjusted operating revenues in the Physical Commodities segment. In all other segments, there is no difference in operating and adjusted operating revenues.
Operating revenues in the Commercial Hedging segment increased 23% in the second quarter to $63.8 million, primarily due to a $5.2 million increase in exchange-traded revenues, primarily in the agricultural commodity and LME markets. The increased customer volumes in these markets drove an overall 14% increase in exchange-traded volumes in the second quarter. OTC revenues and volumes increased 28% and 9%, respectively in the second quarter as a result of increased activity in the agricultural commodity and ethanol markets.
Operating revenues in the Global Payments segment increased 38% in the second quarter to $12.8 million compared to the prior year, driven by a 22% increase in the number of global payments made.
Operating revenues in the Securities segment decreased 4% to $17.2 million in the second quarter compared to the prior year. Operating revenues declined, as increased revenues in the asset management business in Argentina were more than offset by declines in equity market-making and debt trading product lines, while investment banking revenues were flat with the prior year. Operating revenues in the CES segment were relatively flat with the prior year at $30.9 million. Exchange-traded revenues increased $1.3 million, despite a 3% decrease in exchange traded volumes as the overall average commission rate per contract improved. However this increase in revenue was offset by a decrease in our customer prime brokerage product line.
Physical Commodity segment operating revenues and adjusted operating revenues decreased $0.5 million and $1.0 million, respectively, compared to the prior year period, as a result of a 17% decline in the number of ounces traded in precious metals as well as reduced customer activity in the physical agricultural and energy commodity product lines. See Segment Information below for additional information on activity in each of the segments.
Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013
Our operating revenues under U.S. GAAP for the current six months ended and the prior year were $242.1 million and $233.3 million, respectively. This increase in operating revenues resulted from a $8.2 million increase in the Commercial Hedging segment, a $7.0 million increase in the Global Payments segment, a $5.9 million increase in the Securities segment, and a $0.4 million increase in the CES segment. Physical Commodities segment operating revenues declined $3.5 million compared to the prior year. The prior year period includes a $9.2 million realized gain on our sale of shares in the LME and KCBT in the first quarter of 2013.
Adjusted operating revenues increased 4% to $239.5 million in the current six months ended compared to $230.8 million in the prior year, despite a $3.6 million decrease in adjusted operating revenues in the Physical Commodities segment. The only difference between operating revenues and adjusted operating revenues, a non-GAAP measure, was the gross marked-to-market adjustment of $(2.6) million and $(2.5) million for the current six months ended and the prior year, respectively. The gross marked-to-market adjustment only affects the adjusted operating revenues in the Physical Commodities segment. In all other segments, there is no difference in operating and adjusted operating revenues.
Operating revenues in the Commercial Hedging segment increased 8% in the current six months ended to $109.4 million, primarily due to a $6.8 million increase in exchange-traded revenues, primarily in the agricultural commodity and LME metal markets. This increase was driven by a 1% increase in exchange-traded volumes as well as an improved average commission rate earned per contract. OTC revenues and volumes increased 4% and 8%, respectively in the current six months ended as a result of increased activity in the ethanol markets.
Operating revenues in the Global Payments segment increased 36% in the current six months ended to $26.4 million compared to the prior year, driven by a 31% increase in the number of global payments made.
Operating revenues in the Securities segment increased 18% in the current six months ended to $38.6 million, primarily as a result of $3.8 million and $2.3 million increase in operating revenues in the asset management and equity market-making product lines. In addition, investment banking product line revenues increase $0.7 million compared to the prior year period, while debt trading revenues declined $0.9 million. Operating revenues in the CES segment increased 1% in the current six months ended to $58.4 million. Exchange-traded revenues increased $2.7 million, despite a 3% decrease in exchange-traded volumes as the overall average commission rate per contract improved. However this increase in revenue was offset by a decrease in our customer prime brokerage product line.
Physical Commodity segment operating revenues and adjusted operating revenues decreased $3.5 million and $3.6 million, respectively, compared to the prior year period, as a result of a 14% decline in the number of ounces traded in precious metals as well as reduced customer activity in the physical agricultural and energy commodity product lines. See Segment Information below for additional information on activity in each of the segments.

Interest and Transactional Expenses
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Transaction-based clearing expenses: Transaction-based clearing expenses decreased 3% to $27.7 million in the second quarter compared to $28.6 million in the prior year, and were 22% of adjusted operating revenues in the second quarter compared to 25% in the prior year. The modest decrease in expense is primarily related to lower transactional charges in our Global Payments and FX prime brokerage activities.
Introducing broker commissions: Introducing broker commissions increased 33% to $12.8 million in the second quarter compared to $9.6 million in the prior year, and were 10% of adjusted operating revenues in the second quarter compared to 8% in the prior year. The increase is primarily due to the addition of several new introducing broker relationships, particularly in our CES segment, since the end of the prior-year quarter. Additionally, increased volume of payments in our Global Payments segment, increased activities in our Commercial Hedging segment with introducing broker arrangements, and an increase in debt origination activity have resulted in an increase in introducing broker commission expenses.
Interest expense: Interest expense increased to $2.8 million in the second quarter compared to $1.6 million in the prior year. The increase is primarily related to the coupon interest and amortization of related debt financing costs, which aggregate to $1.1 million per quarter, related to our offering of 8.5% Senior Notes due July 2020 completed during the fourth quarter of fiscal 2013.
Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013
Transaction-based clearing expenses: Transaction-based clearing expenses decreased 1% to $52.9 million in the current six months ended compared to $53.2 million in the prior year, and were 22% of adjusted operating revenues in the current six months ended compared to 23% in the prior year. The modest decrease in expense is primarily related to lower transactional charges in our FX prime brokerage activities.
Introducing broker commissions: Introducing broker commissions increased 36% to $24.4 million in the current six months ended compared to $18.0 million in the prior year, and were 10% of adjusted operating revenues in the current six months ended compared to 8% in the prior year. The increase is primarily due to the addition of several new introducing broker relationships, particularly in our CES segment, since the end of the prior-year quarter. Additionally, increased volume of payments in our Global Payments segment, increased activities in our Commercial Hedging segment with introducing broker arrangements, and an increase in debt origination activity have resulted in an increase in introducing broker commission expenses.
Interest expense: Interest expense increased 49% to $5.5 million in the current six months ended compared to $3.7 million in the prior year. This increase is primarily related to the coupon interest and amortization of related debt financing costs, which aggregate to $1.1 million per quarter, related to our offering of 8.5% Senior Notes due July 2020 completed during the fourth quarter of fiscal 2013.
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
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Net operating revenues increased $10.8 million, or 14%, to $85.9 million in the second quarter compared to $75.1 million in the prior year. Adjusted net operating revenues increased $10.3 million, or 14%, to $85.3 million in the second quarter compared to $75.0 million in the prior year.
Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013
Net operating revenues increased $0.9 million, or 1%, to $159.3 million in the current six months ended compared to $158.4 million in the prior year. Adjusted net operating revenues increased $0.8 million, or 1%, to $156.7 million in the current six months ended compared to $155.9 million in the prior year.

Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2014	% Change	2013	2014	% Change	2013
Compensation and benefits:
Fixed compensation and benefits	$28.1	(1)%	$28.5	$54.0	(1)%	$54.7
Variable compensation and benefits	24.6	9%	22.6	45.0	6%	42.3
	52.7	3%	51.1	99.0	2%	97.0
Other non-compensation expenses:
Communication and data services	6.2	7%	5.8	12.4	13%	11.0
Occupancy and equipment rental	3.2	—%	3.2	6.2	2%	6.1
Professional fees	4.1	28%	3.2	8.4	24%	6.8
Travel and business development	2.0	(9)%	2.2	4.8	(4)%	5.0
Depreciation and amortization	1.7	(26)%	2.3	3.6	(12)%	4.1
Bad debts and impairments	0.4	(a)	(0.3)	0.7	600%	0.1
Other expense	5.3	(10)%	5.9	10.0	(21)%	12.6
	22.9	3%	22.3	46.1	1%	45.7
Total compensation and other expenses	$75.6	3%	$73.4	$145.1	2%	$142.7

(a)	Comparison not meaningful.
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Compensation and Other Expenses: Compensation and other expenses increased $2.2 million, or 3% to $75.6 million in the second quarter compared to $73.4 million in the prior year.
Compensation and Benefits: Total compensation and benefits expense increased 3% to $52.7 million compared to $51.1 million in the prior year. Total compensation and benefits were 61% of net operating revenues and 62% of adjusted net operating revenues in the second quarter compared to 68% of net operating revenues and 68% of adjusted net operating revenues in the prior year. The variable portion of compensation and benefits increased by 9% to $24.6 million in the second quarter compared to $22.6 million in the prior year. Variable compensation and benefits were 29% of net operating revenues in the second quarter compared to 30% in the prior year. Administrative and executive incentive compensation was $2.5 million in the second quarter compared to $2.6 million in the prior year.
The fixed portion of compensation and benefits decreased 1% to $28.1 million in the second quarter compared to $28.5 million in the prior year, as slight increases in non-variable salaries and certain employee benefits, were more than offset by a decrease in share-based compensation. Share-based compensation includes stock option and restricted stock expense. Stock option expense was $0.2 million in the second quarter compared with $0.5 million in the prior year. Restricted stock expense includes a proportion of the current year’s, as well as the previous years’ bonuses allocated to restricted stock awards, as the awards are deferred and expensed ratably over their three year vesting period. Restricted stock expense was $0.9 million in the second quarter compared with $1.5 million in the prior year. The number of employees increased to 1,111 at the end of the second quarter compared to 1,105 at the beginning of the second quarter. The number of employees at the end of the prior year was 1,099.
Other Non-Compensation Expenses: Other non-compensation expenses increased 3% to $22.9 million in the second quarter compared to $22.3 million in the prior year. Communication and data services expenses increased $0.4 million, primarily related to trade system costs. Professional fees increased $0.9 million, primarily related to legal fees. Depreciation and amortization decreased $0.6 million, primarily due to decreases in depreciation of technology equipment and amortization of intangible assets. Other expense decreased $0.6 million, as our focus on managing ancillary costs more than offset an increase in meetings and conferences related to an internal sales conference held during the second quarter.
Provision for Taxes: The effective income tax rate on a U.S. GAAP basis was 25% in the second quarter. During the three months ending March 31, 2013, the effective income tax rate was 0% because the Company recorded a net decrease to its uncertain tax benefits of $0.4 million, attributed to favorably settled income tax audits, of which $0.3 million impacted the Company’s effective tax rate. The effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Our effective income tax rate during the second quarter was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions. Our effective income tax rate during the prior year was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions and the decrease in uncertain tax benefits.
Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013
Compensation and Other Expenses: Compensation and other expenses increased $2.4 million, or 2% to $145.1 million in the current six months ended compared to $142.7 million in the prior year.
Compensation and Benefits: Total compensation and benefits expense increased 2% to $99.0 million compared to $97.0 million in the prior year. Total compensation and benefits were 62% of net operating revenues and 63% of adjusted net operating revenues in the current six months ended compared to 61% of net operating revenues and 62% of adjusted net operating revenues in the prior year. The variable portion of compensation and benefits increased 6% to $45.0 million in the current six months ended compared to $42.3 million in the prior year. Variable compensation and benefits were 28% of net operating revenues in the current six months ended compared to 27% in the prior year. Net operating revenues and adjusted net operating revenues included $9.2 million of non-recurring operating revenues during prior year, related to the disposition of our shares in the LME and the KCBT. These non-recurring revenues had no direct incentive compensation associated with them. Administrative and executive incentive compensation was $4.9 million in the current six months ended compared to $5.4 million in the prior year.
The fixed portion of compensation and benefits decreased 1% to $54.0 million in the current six months ended compared to $54.7 million in the prior year, as we experienced modest decreases in non-variable salaries, certain employee benefits, and share-based compensation, partially offset by an increase in health insurance costs, as we incurred non-recurring costs to transition to a self-funded structure. Stock option expense was $0.7 million in the current six months ended compared to $1.0 million in the prior year. Restricted stock expense includes a proportion of the current years’, as well as the previous years’ bonuses allocated to restricted stock awards, as the awards are deferred and expensed ratably over their three year vesting period. Restricted stock expense was $1.5 million in the current six months ended, compared to $2.6 million in the prior year. The number of employees increased 2% to 1,111 at the end of the second quarter compared to 1,094 at the end of fiscal 2013. The number of employees at the end of the prior year was 1,099.
Other Non-Compensation Expenses: Other non-interest expenses increased 1% to $46.1 million in the current six months ended compared to $45.7 million in the prior year. Communication and data services expenses increased $1.4 million, primarily due to increases in trade system costs and market information expenses in our Commercial Hedging and Clearing and Execution Services segments. Professional fees increased $1.6 million, including consultancy costs for the FCStone risk review, service costs incurred related to our restatement of the 2012 and 2011 consolidated financial statements, and higher legal costs. Depreciation and amortization decreased $0.5 million, primarily due to decreases in depreciation of technology equipment and amortization of intangible assets. Bad debt expense in the six months ended March 31, 2014 included a customer account deficit in Brazil and a charge-off of uncollectible service fees.
Other expense decreased $2.6 million. The decrease is primarily related to a regulatory settlement of $1.5 million incurred during the prior-year and changes in contingent consideration related to acquisitions, which decreased $0.9 million. We recorded expense of $0.3 million in the six months ended compared to $1.2 million in the prior year. The prior-year contingent consideration included $0.4 million for the final purchase price adjustment related to FCStone, LLC’s pre-merger acquisition of Globecot, Inc. and $0.8 million for purchase price adjustments related to acquisitions which were finalized during fiscal 2013.
Provision for Taxes: The effective income tax rate on a U.S. GAAP basis was 29% in the current six months ended, compared with 25% in the prior year. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Our effective income tax rate during the current six months ended was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions. Our effective income tax rate during the prior year was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions and a reduction in uncertain tax benefits.

Unallocated Costs and Expenses
The following table is a breakout of our unallocated costs and expenses from the total costs and expenses shown above. The unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2014	% Change	2013	2014	% Change	2013
Compensation and benefits:
Fixed compensation and benefits	$8.9	1%	$8.8	$17.6	1%	$17.4
Variable compensation and benefits	2.4	(8)%	2.6	4.9	(9)%	5.4
	11.3	(1)%	11.4	22.5	(1)%	22.8
Other non-compensation expenses:
Communication and data services	1.0	11%	0.9	2.2	16%	1.9
Occupancy and equipment rental	3.1	(3)%	3.2	6.1	—%	6.1
Professional fees	2.7	42%	1.9	5.4	35%	4.0
Travel and business development	0.5	25%	0.4	1.1	10%	1.0
Depreciation and amortization	1.4	(30)%	2.0	3.0	(17)%	3.6
Other expense	4.2	5%	4.0	7.8	—%	7.8
	12.9	4%	12.4	25.6	5%	24.4
Total compensation and other expenses	$24.2	2%	$23.8	$48.1	2%	$47.2
Total unallocated costs and other expenses increased $0.4 million, or 2% to $24.2 million in the second quarter compared to $23.8 million in the prior year. The increase in professional fees is primarily due to legal costs related to regulatory and employment matters. The decrease in depreciation and amortization is primarily due to lower amortization of intangible assets, as certain intangibles became fully amortized during fiscal 2013.
Compensation and other expenses increased $0.9 million, or 2% to $48.1 million in the current six months ended compared to $47.2 million in the prior year. The increase in professional fees is primarily due to legal costs related to regulatory and employment matters. The decrease in depreciation and amortization is primarily due to lower amortization of intangible assets, as certain intangibles became fully amortized during fiscal 2013.
Variable vs. Fixed Expenses

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions)	2014	% of Total	2013	% of Total	2014	% of Total	2013	% of Total
Variable compensation and benefits	$24.6	21%	$22.6	20%	$45.0	20%	$42.3	20%
Transaction-based clearing expenses	27.7	24%	28.6	26%	52.9	24%	53.2	25%
Introducing broker commissions	12.8	11%	9.6	8%	24.4	11%	18.0	8%
Total variable expenses	65.1	56%	60.8	54%	122.3	55%	113.5	53%
Fixed compensation and benefits	28.1	24%	28.5	26%	54.0	24%	54.7	26%
Other fixed expenses	22.5	20%	22.6	20%	45.4	21%	45.6	21%
Bad debts and impairments	0.4	—%	(0.3)	—%	0.7	—%	0.1	—%
Total non-variable expenses	51.0	44%	50.8	46%	100.1	45%	100.4	47%
Total non-interest expenses	$116.1	100%	$111.6	100%	$222.4	100%	$213.9	100%
We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible. The table above shows an analysis of our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the three and six months ended March 31, 2014 and 2013, respectively.
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 56% in the second quarter compared to 54% in the prior year. As a percentage of total non-interest expenses, variable expenses were 55% in the current six months ended compared to 53% in the prior year.

Segment Information
Commencing during the quarter ended March 31, 2014, our operating segments were reorganized into reportable segments as follows:

•
Commercial Hedging which includes Financial Agricultural (Ag’s) & Energy (formerly discussed as the soft commodities product line) and LME metals, previously components of Commodity and Risk Management Services.

•	Global Payments, which was previously a component, along with FX Prime Brokerage, of the Foreign Exchange segment has been broken out as the single component of a segment named Global Payments.

•	Securities now includes Asset Management, previously a component of Other, as an additional component along with Equity market-making, Debt Trading and Investment Banking.

•
Physical Commodities includes physical precious metals, previously a component of Commodity and Risk Management Services along with Physical Ag’s & Energy (formerly discussed as the commodity financing and facilitation business), previously a component of Other. In addition, physical base metals, previously a component of Commodity and Risk Management Services, is now reported as discontinued operations, and is not part of the Physical Commodities segment information.

•	Clearing and Execution Services now includes the FX Prime Brokerage component as an additional component.
All segment information has been revised to reflect the operating segment reorganization retroactive to October 1, 2012.

INTL FCStone Inc.

Commercial Hedging	Global Payments	Securities	Physical Commodities	Clearing and Execution Services
Components:	Component:	Components:	Components:	Components:
- Financial Ag’s & Energy	- Global Payments	- Equity market- making	- Precious metals	- Clearing and Execution Services
- LME metals		- Debt Trading	- Physical Ag’s & Energy	- FX Prime Brokerage
- Investment Banking
- Asset Management
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

Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions)	2014	% of Operating Revenues	2013	% of Operating Revenues	2014	% of Operating Revenues	2013	% of Operating Revenues
Operating revenues	$129.8	100%	$115.4	100%	$243.1	100%	$225.1	100%
Gross marked-to-market adjustment (non-GAAP)	(0.6)		(0.1)		(2.6)		(2.5)
Adjusted operating revenues (non-GAAP)	129.2		115.3		240.5		222.6
Transaction-based clearing expenses	27.5	21%	28.6	25%	52.6	22%	53.1	24%
Introducing broker commissions	12.8	10%	9.6	8%	24.4	10%	18.0	8%
Interest expense	1.5	1%	1.6	1%	2.9	1%	3.1	1%
Adjusted net operating revenues (non-GAAP)	87.4		75.5		160.6		148.4
Variable direct compensation and benefits	22.1	17%	20.0	17%	40.1	16%	36.9	16%
Adjusted net contribution (non-GAAP)	65.3		55.5		120.5		111.5
Non-variable direct expenses	29.4	23%	29.6	26%	57.2	24%	58.7	26%
Adjusted segment income (non-GAAP)	$35.9		$25.9		$63.3		$52.8
Reconciliation of operating revenues from GAAP to adjusted, non-GAAP amounts:
Operating revenues	$129.2		$114.9		$242.1		$233.3
Gross marked-to-market adjustment (non-GAAP)	(0.6)		(0.1)		(2.6)		(2.5)
Operating revenue not assigned to a segment	0.6		0.5		1.0		(8.2)
Adjusted segment operating revenues (non-GAAP)	$129.2		$115.3		$240.5		$222.6
Reconciliation of net operating revenues from GAAP to adjusted, non-GAAP amounts:
Net operating revenues	$85.9		$75.1		$159.3		$158.4
Gross marked-to-market adjustment (non-GAAP)	(0.6)		(0.1)		(2.6)		(2.5)
Net operating revenue not assigned to a segment	2.1		0.5		3.9		(7.5)
Adjusted segment net operating revenues (non-GAAP)	$87.4		$75.5		$160.6		$148.4
Reconciliation of net contribution from GAAP to adjusted, non-GAAP amounts:
Net contribution	$65.9		$55.6		$123.1		$114.0
Gross marked-to-market adjustment (non-GAAP)	(0.6)		(0.1)		(2.6)		(2.5)
Adjusted net contribution (non-GAAP)	$65.3		$55.5		$120.5		$111.5
Reconciliation of segment income from GAAP to adjusted, non-GAAP amounts:
Segment income	$36.5		$26.0		$65.9		$55.3
Gross marked-to-market adjustment (non-GAAP)	(0.6)		(0.1)		(2.6)		(2.5)
Adjusted segment income (non-GAAP)	$35.9		$25.9		$63.3		$52.8

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
The net contribution of all our business segments increased 19% to $65.9 million in the second quarter compared to $55.6 million in the prior year. The adjusted net contribution of all our business segments increased 18% to $65.3 million in the second quarter compared to $55.5 million in the prior year.
Total segment income increased 40% to $36.5 million in the second quarter compared to $26.0 million in the prior year. Total adjusted segment income increased 39% to $35.9 million in the second quarter compared to $25.9 million in the prior year.

Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013
The net contribution of all our business segments increased 8% to $123.1 million in the current six months ended compared to $114.0 million in the prior year. The adjusted net contribution of all our business segments increased 8% to $120.5 million in the current six months ended compared to $111.5 million in the prior year.
Total segment income increased 19% to $65.9 million in the current six months ended compared to $55.3 million in the prior year. Total adjusted segment income increased 20% to $63.3 million in the current six months ended compared to $52.8 million in the prior year.
Commercial Hedging
We serve our commercial clients through our team of risk management consultants, providing a high-value-added service that we believe differentiates us from our competitors and maximizes the opportunity to retain our clients. Our risk management consulting services are designed to quantify and monitor commercial entities’ exposure to commodity and financial risk. Upon assessing this exposure, we develop a plan to control and hedge these risks with post-trade reporting against specific client objectives. Our clients are assisted in the execution of their hedging strategies through a wide range of products from listed exchange-traded futures and options, to basic OTC instruments that offer greater flexibility, to structured OTC products designed for customized solutions.
Our services span virtually all traded commodity markets, with the largest concentrations in agricultural and energy commodities (consisting primarily of grains, energy and renewable fuels, coffee, sugar, cotton, and food service) and base metals products listed on the LME. Our base metals business includes a position as a Category One ring dealing member of the LME, providing execution, clearing and advisory services in exchange-traded futures and OTC products. We also provide execution of foreign currency forwards and options as well as a wide range of structured product solutions to our commercial customers who are seeking cost-effective hedging strategies. Generally, our clients direct their own trading activity, and our risk management consultants do not have discretionary authority to transact trades on behalf of our clients.
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
The following table provides the financial performance for Commercial Hedging for the periods indicated.

	Three Months Ended March 31,
(in millions)	2014	% Change	2013
Trading gains, net	$38.8	27%	$30.6
Commission and clearing fees	20.4	24%	16.5
Consulting and management fees	3.8	6%	3.6
Interest income	0.8	(20)%	1.0
Operating revenues	63.8	23%	51.7
Transaction-based clearing expenses	6.4	(2)%	6.5
Introducing broker commissions	4.8	30%	3.7
Interest expense	—	n/m	—
Net operating revenues	52.6	27%	41.5
Variable direct compensation and benefits	14.3	19%	12.0
Net contribution	38.3	30%	29.5
Non-variable direct expenses	15.7	(2)%	16.1
Segment income	22.6	69%	13.4

The following table sets forth transactional revenues and selected data for Commercial Hedging for the periods indicated.

	Exchange-traded			OTC
	Three Months Ended March 31,			Three Months Ended March 31,
	2014	% Change	2013	2014	% Change	2013
Transactional revenues (in millions):
Agricultural	$14.6	22%	$12.0	$16.9	39%	$12.2
Energy and renewable fuels	1.5	(12)%	1.7	12.1	26%	9.6
LME metals	10.1	31%	7.7	—	—%	—
Other	2.1	24%	1.7	1.9	(17)%	2.3
	$28.3	23%	$23.1	$30.9	28%	$24.1
Selected data:
Volume (contracts, 000’s)	4,692.8	14%	4,120.0	346.5	9%	318.4
Average rate per contract (1) (2)	$5.97	9%	$5.49	$86.87	19%	$73.18
Average customer segregated equity (millions)	$804.7	(11)%	$908.4
(1) Give-up fee revenues included in exchange-traded transactional revenues have been excluded from the calculation of exchange-traded average rate per contract.
(2) Cash brokerage revenues included in OTC transactional revenues have been excluded from the calculation of OTC average rate per contract.
Operating revenues increased 23% to $63.8 million in the second quarter compared to $51.7 million in the prior year. Exchange-traded revenues increased 23%, to $28.3 million in the second quarter, driven primarily by strong growth in agricultural commodity and LME metals revenues. Agricultural commodity exchange-traded revenues benefited from improved market conditions and customer activity in the domestic grain markets as well as strong volatility in the global coffee markets. LME metals revenues reached record levels in the second quarter, driven by increased customer activity and expansion activities in the Far East. Overall exchange-traded contract volume increased 14% and the average rate per contract increased to $5.97 primarily driven by an increase in business from introducing brokers, as evidenced by the $1.1 million increase in introducing broker commission expense in the second quarter.
Over-the-counter (“OTC”) revenues increased 28%, to $30.9 million in the second quarter, driven by strong growth in agricultural commodity and renewable fuels revenues. Agricultural commodity OTC revenues benefited from increased volatility in the grain and coffee markets as well as an increase in customer volumes in Latin America. Renewable fuels OTC revenues benefited from increase customer volumes driven by favorable margins in the ethanol markets.
Consulting and management fees increased slightly compared to the prior year as a result of an increase in the number of customers utilizing our advisory services and interest income, which remains constrained by low short-term interest rate, declined 20%, to 0.8 million compared to the prior year, driven by a 11% decrease in average customer equity as a result of lower exchange traded margin requirements.
Segment income increased to $22.6 million in the second quarter compared to $13.4 million in the prior year. Variable expenses expressed as a percentage of operating revenues decreased to 40% compared to 43%.

Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013
The following table provides the financial performance for Commercial Hedging for the periods indicated.

	Six Months Ended March 31,
(in millions)	2014	% Change	2013
Trading gains, net	$61.7	6%	$58.1
Commission and clearing fees	38.6	16%	33.3
Consulting and management fees	7.4	—%	7.4
Interest income	1.7	(29)%	2.4
Operating revenues	109.4	8%	101.2
Transaction-based clearing expenses	11.9	(1)%	12.0
Introducing broker commissions	8.6	28%	6.7
Interest expense	0.1	—%	0.1
Net operating revenues	88.8	8%	82.4
Variable direct compensation and benefits	23.7	11%	21.4
Net contribution	65.1	7%	61.0
Non-variable direct expenses	30.4	(4)%	31.6
Segment income	34.7	18%	29.4
The following table sets forth transactional revenues and selected data for Commercial Hedging for the periods indicated.

	Exchange-traded			OTC
	Six Months Ended March 31,			Six Months Ended March 31,
	2014	% Change	2013	2014	% Change	2013
Transactional revenues (in millions):
Agricultural	$28.4	15%	$24.7	$24.2	(2)%	$24.7
Energy and renewable fuels	2.7	(16)%	3.2	18.5	19%	15.5
LME metals	18.8	21%	15.5	—	—%	—
Other	3.6	n/m	3.3	4.1	(11)%	4.6
	$53.5	15%	$46.7	$46.8	4%	$44.8
Selected data:
Volume (contracts, 000’s)	8,628.7	1%	8,571.7	632.0	8%	585.4
Average rate per contract (1) (2)	$6.12	14%	$5.38	$71.20	(4)%	$73.97
Average customer segregated equity (millions)	$787.7	(19)%	$972.1
(1) Give-up fee revenues included in exchange-traded transactional revenues have been excluded from the calculation of exchange-traded average rate per contract.
(2) Cash brokerage revenues included in OTC transactional revenues have been excluded from the calculation of OTC average rate per contract.
Operating revenues increased 8% to 109.4 million in the current six months ended compared to $101.2 million in the prior year. Exchange-traded revenues increased 15%, to $53.5 million in the current six months ended, driven primarily by strong growth in agricultural commodity and LME metals revenues. Agricultural commodity exchange-traded revenues benefited from improved market conditions in the domestic grain and global coffee markets, primarily in the second quarter of 2014. The LME metals revenue growth was driven by increased customer activity and expansion activities in the Far East. Overall exchange-traded contract volume increased 1% and the average rate per contract increased to $6.12 primarily driven by an increase in business from introducing brokers, as evidenced by the $1.9 million increase in introducing broker commission expense and overall business mix.
Over-the-counter (“OTC”) revenues increased 4%, to $46.8 million in the current six months ended, driven by primarily by growth in renewable fuels revenues. Renewable fuels OTC revenues benefited from increase customer volumes driven by favorable margins in the ethanol markets. OTC volumes increased 8%, to 632 thousand contracts in the current six months ended compared to 585 thousand in the prior year.

Consulting and management fees were flat in the current six months ended compared to the prior year while interest income, which remains constrained by low short-term interest rate, declined 29%, to $1.7 million in the current six months ended compared to $2.4 million in the prior year, driven by a 19% decrease in average customer equity as a result of lower exchange traded margin requirements.
Segment income increased 18% to $34.7 million in the current six months ended compared to $29.4 million in the prior year. Variable expenses expressed as a percentage of operating revenues was flat at 40% in both periods.
Global Payments
We provide global payment solutions to banks and commercial businesses as well as charities and non-governmental organizations and government organizations. We offer payments services in more than 150 currencies, which we believe is more than any other payments solution provider, and provide competitive and transparent pricing. Through our technology platform, full-service electronic execution capability and commitment to customer service, we believe we are able to provide simple and fast execution, ensuring delivery of funds in any of these countries quickly through our global network of correspondent banks. In this business, we primarily act as a principal in buying and selling foreign currencies on a spot basis. We derive revenue from the difference between the purchase and sale prices.
We believe our clients value our ability to provide exchange rates that are significantly more competitive than those offered by large international banks, a competitive advantage that stems from our years of foreign exchange expertise focused on smaller, less liquid currencies. Additionally, as a member of SWIFT (Society for Worldwide Interbank Financial Telecommunication), we are able to offer our services to large money center and global banks seeking more competitive international payments services.
The following table provides the financial performance and selected data for Global Payments for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2014	% Change	2013	2014	% Change	2013
Operating revenues	$12.8	38%	$9.3	$26.4	36%	$19.4
Transaction-based clearing expenses	0.7	(22)%	0.9	1.3	(7)%	1.4
Introducing broker commissions	1.0	400%	0.2	2.1	425%	0.4
Interest expense	0.1	(50)%	0.2	0.2	(33)%	0.3
Net operating revenues	11.0	38%	8.0	22.8	32%	17.3
Variable direct compensation and benefits	2.4	33%	1.8	5.0	19%	4.2
Net contribution	8.6	39%	6.2	17.8	36%	13.1
Non-variable direct expenses	2.3	44%	1.6	4.5	29%	3.5
Segment income	6.3	37%	4.6	13.3	39%	9.6
Selected data:
Global payments (number of trades, 000’s)	44.2	22%	36.2	85.8	31%	65.4
Average revenue per trade	$289.59	13%	$256.91	$307.69	4%	$296.64
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Operating revenues increased 38% to $12.8 million in the second quarter compared to $9.3 million in the prior year. This operating revenue growth was driven by a 22% increase in the volume of payments product line as we continued to benefit from an increase in financial institutions and other customers, as well as our ability to offer an electronic transaction order system to our customers.
Segment income increased 37% to $6.3 million in the second quarter compared to $4.6 million in the prior year. Variable expenses expressed as a percentage of operating revenues increased to 32% compared to 31%, primarily as a result of an increase in introducing broker commission expense.
Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013
Operating revenues increased 36% to $26.4 million in the current six months ended compared to $19.4 million in the prior year. This operating revenue growth was driven by a 31% increase in the volume of trades as well as an increase in the average revenue per trade driven by an increase in spreads in the foreign exchange markets.
Segment income increased 39% to $13.3 million in the current six months ended compared to $9.6 million in the prior year. Variable expenses expressed as a percentage of operating revenues increased to 32% compared to 31%, primarily as a result of an increase in introducing broker commission expense.

Securities
Through INTL FCStone Securities Inc., we provide value-added solutions that facilitate cross-border trading. We believe our clients value our ability to manage complex transactions, including foreign exchange, utilizing our local understanding of market convention, liquidity and settlement protocols around the world. Our clients include U.S.-based regional and national broker-dealers and institutions investing or executing client transactions in international markets and foreign institutions seeking access to the U.S. securities markets. We are one of the leading market makers in foreign securities, including unlisted ADRs and foreign ordinary shares. We make markets in approximately 800 ADRs and foreign ordinary shares traded in the OTC market and will, on request, make prices in more than 8,000 other ADRs and foreign common shares. In addition, we are a broker-dealer in Argentina where we are active in providing institutional executions in the local capital markets.
We provide a full range of corporate finance advisory services to our middle market clients, including capital market solutions and a wide array of advisory services across a broad spectrum of industries. Our advisory services span mergers and acquisitions, liability management, restructuring opinions and valuations. We also originate, structure and place a wide array of debt instruments in the international and domestic capital markets. These instruments include complex asset-backed securities (primarily in Argentina), unsecured bond and loan issues, negotiable notes and other trade-related debt instruments used in cross-border trade finance. On occasion, we may invest our own capital in debt instruments before selling them. We also actively trade in a variety of international debt instruments as well as operate an asset management business in which we earn fees, commissions and other revenues for management of third party assets and investment gains or losses on our investments in funds and proprietary accounts managed either by our investment managers or by independent investment managers.
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
The following table provides the financial performance for Securities for the periods indicated.

	Three Months Ended March 31,
(in millions)	2014	% Change	2013
Operating revenues	$17.2	(4)%	$18.0
Transaction-based clearing expenses	3.2	—%	3.2
Introducing broker commissions	1.4	27%	1.1
Interest expense	0.8	100%	0.4
Net operating revenues	11.8	(11)%	13.3
Variable direct compensation and benefits	2.9	7%	2.7
Net contribution	8.9	(16)%	10.6
Non-variable direct expenses	5.1	(2)%	5.2
Segment income	3.8	(30)%	5.4
The following table sets forth operating revenues by product line and selected data for Securities for the periods indicated.

	Three Months Ended March 31,
	2014		% Change	2013
Operating revenues by product line (in millions):
Equity market-making	$8.4		(2)%	$8.6
Debt trading	2.8		(46)%	5.2
Investment banking	2.2		—%	2.2
Asset management	3.8	3.8	90%	2.0
	$17.2		(4)%	$18.0
Selected data:
Equity market-making (gross dollar volume, millions)	17.6		25%	14.1
Equity revenue per $100 traded	$0.48		(21)%	$0.61
Average assets under management (millions)	$516.0		15%	$447.6
Operating revenues decreased 4% to $17.2 million in the second quarter compared to $18.0 million in the prior year.
Operating revenues in our Securities segment are driven by activities in four product lines, equity market-making, debt trading, investment banking and asset management. Operating revenues in the equities market-making product line decreased 2% in the second quarter compared to the prior year as a 25% increase in gross dollar volume increase was more than offset by a decline in the revenue per $100 traded. Equity market-making operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the consolidated income statements as ‘transaction-based clearing expenses’.
Operating revenues in the debt trading product line decreased 46% in the second quarter compared to the prior year, as a result of difficult market conditions in Argentina in the second quarter compared to strong activity there in the prior year. The operating revenues in the investment banking product line were flat with the prior year, while asset management product line operating revenues increased 90% in the second quarter compared to the prior year driven by both an increase in assets under management and performance of underlying funds. Average assets under management were $516.0 million in the second quarter compared to $447.6 million in the prior year.
Segment income decreased 30% to $3.8 million in the second quarter compared to $5.4 million in the prior year, primarily as a result of declines in the equity market-making, debt trading and investment banking performance partially offset by strong performance in the asset management product line. Variable expenses expressed as a percentage of operating revenues increased to 44% in the second quarter compared to 39% in the prior year driven by an increase in introducing broker commissions and interest expense.
Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013
The following table provides the financial performance for Securities for the periods indicated.

	Six Months Ended March 31,
(in millions)	2014	% Change	2013
Operating revenues	$38.6	18%	$32.7
Transaction-based clearing expenses	7.2	26%	5.7
Introducing broker commissions	2.6	13%	2.3
Interest expense	1.4	100%	0.7
Net operating revenues	27.4	14%	24.0
Variable direct compensation and benefits	6.6	29%	5.1
Net contribution	20.8	10%	18.9
Non-variable direct expenses	9.8	5%	9.3
Segment income	11.0	15%	9.6
The following table sets forth operating revenues by product line and selected data for Securities for the periods indicated.

	Six Months Ended March 31,
	2014	% Change	2013
Operating revenues by product line (in millions):
Equity market-making	$18.6	14%	$16.3
Debt trading	6.7	(12)%	7.6
Investment banking	5.7	14%	5.0
Asset management	7.6	100%	3.8
	$38.6	18%	$32.7
Selected data:
Equity market-making (gross dollar volume, millions)	35.7	53%	23.3
Equity revenue per $100 traded	$0.52	(26)%	$0.70
Average assets under management (millions)	$526.2	11%	$472.2
Operating revenues increased 18% to $38.6 million in the current six months ended compared to $32.7 million in the prior year.
Operating revenues in the equity market-making product line increased 14% in the current six months ended compared to the prior year, primarily as a result of the late first quarter 2013 transfer of accounts from Tradewire Securities, LLC resulting in a 53% increase in the gross dollar volume traded.
Operating revenues in the debt trading product line decreased 12% in the current six months ended compared to the prior year. This decrease in operating revenues was a result of difficult market conditions in Argentina in the second quarter compared to strong activity there in the prior year. Investment banking operating revenues increased 14% in the current six months ended compared to the prior year, while asset management revenues increased 100% in the current six months ended compared to the prior year driven by both an increase in assets under management and performance of the underlying funds. Average assets under management were $526.2 million in the current six months ended compared to $472.2 million in the prior year.
Segment income increased 15% to $11.0 million in the current six months ended compared to $9.6 million in the prior year, primarily as a result of the increase in operating revenues. Variable expenses expressed as a percentage of operating revenues increased to 42% in the current six months ended compared to 40% in the prior year, driven by an increase in introducing broker commissions and interest expense.
Physical Commodities
This segment consists of our physical precious metals trading and physical agricultural and energy commodity businesses. In precious metals, we provide a full range of trading and hedging capabilities, including OTC products, to select producers, consumers, and investors. In our trading activities, we act as a principal, committing our own capital to buy and sell precious metals on a spot and forward basis.
Our physical agricultural and energy commodity business provides financing to commercial commodity-related companies against physical inventories, including grain, lumber, meats, energy products and renewable fuels. We use sale and repurchase agreements to purchase commodities evidenced by warehouse receipts, subject to a simultaneous agreement to sell such commodities back to the original seller at a later date. These transactions are accounted for as product financing arrangements, and accordingly no commodity inventory, purchases or sales are recorded. Additionally, we engage as a principal in physical purchase and sale transactions related to inputs to the renewable fuels and feed ingredient industries.
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

The following table provides the financial performance for Physical Commodities for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2014	% Change	2013	2014	% Change	2013
Operating revenues	$5.1	(9)%	$5.6	$10.3	(25)%	$13.8
Gross marked-to-market adjustment (non-GAAP)	(0.6)	n/m	(0.1)	(2.6)	n/m	(2.5)
Adjusted operating revenues	4.5	(18)%	5.5	7.7	(32)%	11.3
Transaction-based clearing expenses	0.2	—%	0.2	0.3	—%	0.3
Introducing broker commissions	0.2	100%	—	0.3	200%	0.1
Interest expense	0.5	(38)%	0.8	1.0	(41)%	1.7
Adjusted net operating revenues	3.6	(20)%	4.5	6.1	(34)%	9.2
Variable direct compensation and benefits	0.6	(63)%	1.6	1.5	(48)%	2.9
Adjusted net contribution	3.0	3%	2.9	4.6	(27)%	6.3
Non-variable direct expenses	1.9	(10)%	2.1	3.7	(3)%	3.8
Adjusted segment income	1.1	38%	0.8	0.9	(64)%	2.5

Reconciliation of Physical Commodities net operating revenues from GAAP to adjusted, non-GAAP amounts:
Physical Commodities net operating revenues	$4.2		$4.6	$8.7		$11.7
Gross marked-to-market adjustment (non-GAAP)	(0.6)		(0.1)	(2.6)		(2.5)
Physical Commodities adjusted net operating revenues (non-GAAP)	$3.6		$4.5	$6.1		$9.2
Reconciliation of Physical Commodities net contribution from GAAP to adjusted, non-GAAP amounts:
Physical Commodities net contribution	$3.6		$3.0	$7.2		$8.8
Gross marked-to-market adjustment (non-GAAP)	(0.6)		(0.1)	(2.6)		(2.5)
Physical Commodities adjusted net contribution (non-GAAP)	$3.0		$2.9	$4.6		$6.3
Reconciliation of Physical Commodities segment income from GAAP to adjusted, non-GAAP amounts:
Physical Commodities segment income	$1.7		$0.9	$3.5		$5.0
Gross marked-to-market adjustment (non-GAAP)	(0.6)		(0.1)	(2.6)		(2.5)
Physical Commodities adjusted segment income (non-GAAP)	$1.1		$0.8	$0.9		$2.5
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
The following table sets forth operating revenue by product line and selected data for Physical Commodities for the periods indicated.

	Precious Metals			Physical Ag’s & Energy
	Three Months Ended March 31,			Three Months Ended March 31,
	2014	% Change	2013	2014	% Change	2013
Total revenues	$8,257.8	(29)%	$11,608.5	$71.0	38%	$51.4
Cost of sales of physical commodities	8,255.4	(29)%	11,605.4	68.3	39%	49.0
Operating revenues	2.4	(23)%	3.1	2.7	13%	2.4
Gross marked-to-market adjustment (non-GAAP)	0.2	n/m	(0.3)	(0.8)	n/m	0.3
Adjusted operating revenues	$2.6	(7)%	$2.8	$1.9	(30)%	$2.7
Selected data:
Gold equivalent ounces traded (000’s)	20,037.1	(17)%	24,091.4
Average revenue per ounce traded	$0.13	8%	$0.12
Operating revenues decreased 9% to $5.1 million in the second quarter compared to $5.6 million in the prior year. Adjusted operating revenues decreased 18% to $4.5 million for the second quarter compared to $5.5 million in the prior year.

Precious metals operating revenues decreased 23% to $2.4 million in the second quarter compared to $3.1 million in the prior year. Precious metals adjusted operating revenues decreased 7% to $2.6 million in the second quarter compared to $2.8 million in the prior year. Both operating revenues and adjusted operating revenues decreased from the prior year period as a result of a 17% decline in the number of ounces traded.
Operating revenues in the physical agricultural and energy commodity product line increased 13% to $2.7 million in the second quarter compared to the prior year, while adjusted operating revenues decreased 30% to $1.9 million in the second quarter compared to the prior year. The decrease in adjusted operating revenues is primarily due to the change in positions and in the value of forward contracts involving feed ingredients.
Segment income increased 89% to $1.7 million in the second quarter compared to $0.9 million in the prior year. Adjusted segment income increased 38% to $1.1 million in the second quarter compared to $0.8 million in the prior year. Lower variable compensation as a result of business mix contributed to the increase in both segment and adjusted segment income.
Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013
The following table sets forth operating revenue by product line and selected data for Physical Commodities for the periods indicated.

	Precious Metals			Physical Ag’s & Energy
	Six Months Ended March 31,			Six Months Ended March 31,
	2014	% Change	2013	2014	% Change	2013
Total revenues	$15,950.9	(32)%	$23,598.2	$178.9	101%	$89.1
Cost of sales of physical commodities	15,945.1	(32)%	23,589.8	174.4	108%	83.7
Operating revenues	5.8	(31)%	8.4	4.5	(17)%	5.4
Gross marked-to-market adjustment (non-GAAP)	(0.7)	n/m	(2.9)	(2.0)	n/m	0.4
Adjusted operating revenues	$5.1	(7)%	$5.5	$2.5	(57)%	$5.8
Selected data:
Gold equivalent ounces traded (000’s)	39,597.7	(14)%	46,060.6
Average revenue per ounce traded	$0.13	8%	$0.12
Operating revenues decreased to $10.3 million in the current six months ended compared to $13.8 million in the prior year. Adjusted operating revenues decreased to $7.7 million in the current six months ended compared to $11.3 million in the prior year.
Precious metals operating revenues decreased 31% to $5.8 million in the current six months ended compared to $8.4 million in the prior year. Precious metals adjusted operating revenues decreased 7% to $5.1 million in the current six months ended compared to $5.5 million in the prior year. The decline in both operating revenues and adjusted operating revenues are a result of a 14% decrease in the number of ounces traded primarily in the Far Eastern markets.
Operating revenues in the physical agricultural and energy commodity product line decreased 17% to $4.5 million in the current six months ended compared to the prior year. Adjusted operating revenues in the physical agricultural and energy commodity product line decreased 57% to $2.5 million in the current six months ended compared to the prior year. The decrease in adjusted operating revenues is primarily due to the change in positions and in the value of forward contracts involving feed ingredients.
Segment income decreased 30% to $3.5 million in the current six months ended compared to $5.0 million in the prior year. Adjusted segment income decreased 64% to $0.9 million in the current six months ended compared to $2.5 million in the prior year.
Clearing and Execution Services
We seek to provide competitive and efficient clearing and execution of exchange-traded futures and options for the institutional and professional trader market segments. Through our platform, client orders are accepted and directed to the appropriate exchange for execution. We then facilitate the clearing of clients’ transactions. Clearing involves the matching of clients’ trades with the exchange, the collection and management of client margin deposits to support the transactions, and the accounting and reporting of the transactions to clients. We seek to leverage our capabilities and capacity by offering facilities management or outsourcing solutions to other FCMs.
In addition, we provide prime brokerage foreign exchange services to financial institutions and professional traders. We provide our clients with the full range of OTC products, including 24-hour a day execution of spot, forwards and options as well as non-deliverable forwards in both liquid and exotic currencies. We also operate a proprietary foreign exchange desk that arbitrages the exchange-traded foreign exchange markets with the cash markets.
The following table provides the financial performance and selected data for Clearing and Execution Services for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2014	% Change	2013	2014	% Change	2013
Trading gains, net	$4.5	(20)%	$5.6	$8.2	(20)%	$10.3
Commission and clearing fees	25.7	5%	24.4	48.8	6%	46.1
Consulting and management fees	0.5	25%	0.4	0.9	—%	0.9
Interest income	0.2	(50)%	0.4	0.5	(29)%	0.7
Operating revenues	$30.9	—%	$30.8	$58.4	1%	$58.0
Transaction-based clearing expenses	17.0	(4)%	17.8	31.9	(5)%	33.7
Introducing broker commissions	5.4	17%	4.6	10.8	27%	8.5
Interest expense	0.1	(50)%	0.2	0.2	(33)%	0.3
Net operating revenues	8.4	2%	8.2	15.5	—%	15.5
Variable direct compensation and benefits	1.9	—%	1.9	3.3	—%	3.3
Net contribution	6.5	3%	6.3	12.2	—%	12.2
Non-variable direct expenses	4.4	(4)%	4.6	8.8	(16)%	10.5
Segment income	2.1	24%	1.7	3.4	100%	1.7
Selected data:
Exchange-traded volume (contracts, 000’s)	20,275.7	(3)%	20,994.9	40,214.4	(3)%	41,294.0
Exchange-traded average rate per contract (1)	$1.21	9%	$1.11	$1.16	8%	$1.07
Average customer segregated equity (millions)	$897.5	32%	$678.4	913.8	35%	675.6
Foreign exchange prime brokerage volume (U.S. notional, millions)	$105,484.2	45%	$72,951.9	183,898.1	29%	142,592.1
(1) Give-up fee revenues included in commission and clearing fees have been excluded from the calculation of exchange-traded average rate per contract.
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Operating revenues were relatively flat at $30.9 million in the second quarter compared to $30.8 million in the prior year. Operating revenues are primarily generated from two sources: commission and clearing fee revenues from the execution and clearing of exchange-traded futures and options-on-futures contracts, and interest income derived from cash balances in our customers’ accounts.
Commission and clearing fee revenues increased to $25.7 million in the second quarter compared to $24.4 million in the prior year, despite a 3% decrease in exchange-traded volumes, as our average rate per contract improved over the prior year period. Interest income declined 50% to $0.2 million in the second quarter as a result of lower short term interest rates, despite a 32% increase in average customer segregated equity to $897.5 million.
Operating revenues in our customer prime brokerage product line, reflected on the “trading gains, net” line decreased 20% to $4.5 million in the second quarter compared to $5.6 million in the prior year, despite a 45% increase in foreign exchange volumes as a result of declining spreads and lower performance on the arbitrage desk. Our foreign exchange arbitrage desk, arbitrages the cash versus the exchange-traded markets.
Segment income increased to $2.1 million in the second quarter compared to $1.7 million in the prior year, primarily as a result of the increase in commission and clearing revenues. Variable expenses as a percentage of operating revenues were flat at 79% in the second quarter compared to the prior year, with decreases in transaction-based clearing expenses being offset by an increase in introducing broker commissions.
Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013
Operating revenues increased 1% to $58.4 million in the current six months ended compared to $58.0 million in the prior year.

Commission and clearing fee revenues increased 6% to $48.8 million in the current six months ended, despite a 3% decrease in exchange-traded volumes, as our average rate per contract improved over the prior-year period. Interest income, which continues to be constrained by the effect of low short term interest rates, was $0.5 million in each period. The average level of customer segregated equity increased 35% to $913.8 million compared to the prior year.
Operating revenues in our customer prime brokerage product line, reflected on the “trading gains, net” line decreased 20% to $8.2 million in the current six months ended compared to $10.3 million in the prior year, despite a 29% increase in foreign exchange volumes as a result of declining spreads and lower performance on the arbitrage desk.
Segment income increased to $3.4 million in the current six months ended compared to $1.7 million in the prior year, primarily as a result of the increase in commission and clearing fee revenue and the prior-year period being hindered by a $1.5 million regulatory settlement recognized during the first quarter of 2013. Variable expenses as a percentage of operating revenues were 79% in the current six months ended compared to 78% in the prior year with the increase being driven by higher introducing broker commissions.
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
In addition, in our physical commodities trading, commercial hedging OTC, securities and foreign exchange trading activities, we may be called upon to meet margin calls with our various trading counterparties based upon the underlying open transactions we have in place with those counterparties.
We continuously review our overall credit and capital needs to ensure that our capital base, both stockholders’ equity and debt, as well as available credit facilities can appropriately support the anticipated financing needs of our operating subsidiaries.
As of March 31, 2014, we had total equity capital of $337.9 million and outstanding bank loans of $40.5 million.
A substantial portion our assets are liquid. As of March 31, 2014, approximately 93% of our assets consisted of cash; deposits and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory, at the lower of cost or fair value. All assets that are not customer and counterparty deposits are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased, and other payables.
During the second quarter of fiscal 2013, as a result of a change in management strategy in our base metals product line, we elected to pursue an exit of our physical base metals business through the sale and orderly liquidation of current open positions. During the following months, we completed a sale of a portion of the physical base metals open contract positions, and the liquidation of the majority of the remaining physical base metals open contract positions and inventory. The exit of the physical base metals business was substantially completed by the end of fiscal 2013, including the termination of the physical base metals trading team and certain operational support personnel. The remaining open contract positions were fulfilled during the second fiscal quarter of 2014. The physical base metals business was previously a component of the Commodity and Risk Management Services segment. We continue to operate the portion of our base metals business related to non-physical assets, conducted primarily through the LME, which is a component of the ongoing Commercial Hedging segment.
We have reclassified the physical base metals activities in the financial statements as discontinued operations beginning with the quarter ended March 31, 2014. For all periods and amounts presented, reclassifications have been made for discontinued operations. See Note 18 – Discontinued Operations of the Condensed Consolidated Financial Statements for additional information.
Adjusted operating revenues related to the physical base metals activity were $0.2 million and $1.8 million for the three months ended March 31, 2014 and 2013, respectively and $0.6 million and $2.3 million for the six months ended March 31, 2014 and 2013, respectively. On an adjusted, non-GAAP basis, the performance of the physical base metals activities resulted in an adjusted, non-GAAP pre-tax loss of $0.2 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively and $0.2 million and $3.0 million for the six months ended March 31, 2014 and 2013, respectively.
As of March 31, 2014, we had deferred tax assets totaling $29.0 million. We are required to assess our deferred tax assets and the need for a valuation allowance at each reporting period. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that we will not realize some or all of the deferred tax assets. We are required to record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of March 31, 2014 and September 30, 2013 was $2.3 million. The valuation allowances as of March 31, 2014 and September 30, 2013 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized.
We incurred U.S. federal, state, and local taxable (losses) income for the fiscal years ended September 30, 2013, 2012, and 2011 of $(22.2) million, $(21.2) million, and $22.7 million, respectively. There are no significant differences between actual levels of past taxable income and the results of operations, before income taxes in these jurisdictions. U.S. federal, state, and local taxable losses incurred during the years ended September 30, 2013 and 2012 were attributable to a decrease in exchange-traded and OTC derivative transactional volumes and revenue caused by consecutive droughts in the U.S., as well as losses incurred in the physical base metals business. During 2013, we elected to pursue an exit of our physical base metals business through an orderly liquidation of open positions. Additionally, we completed an acquisition of the accounts of Tradewire Securities. Although both the exit of the physical base metals business and the acquisition of the Tradewire Securities accounts are expected to positively affect future levels of taxable income, the expected impact cannot be reliably projected. When evaluating if U.S. federal, state, and local deferred tax assets are realizable, we considered deferred tax liabilities of $4.3 million that are scheduled to reverse from 2014 to 2018 and $1.3 million of deferred tax liabilities associated with unrealized gains in securities which we could sell, if necessary. Furthermore, we considered our ability to implement business and tax planning strategies that would allow the remaining U.S. federal, state, and local deferred tax assets, net of valuation allowances, to be realized within approximately 9 years. Based on the tax planning strategies that can be implemented, management believes that it is more likely than not that we will realize the tax benefit of the deferred tax assets, net of the existing valuation allowance, in the future. However, the realization of deferred income taxes is dependent on future events, and changes in estimate in future periods could result in adjustments to the valuation allowance.
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
Information related to bad debt expense, net of recoveries, for the six months ended March 31, 2014 and 2013 can be found in Note 5 of the Condensed Consolidated Financial Statements.

Primary Sources and Uses of Cash
Our assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and our growth. Our total assets as of March 31, 2014 and September 30, 2013, were $3,015.1 million and $2,848.0 million, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. FCStone, LLC, our FCM subsidiary, occasionally uses its margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from its customers.
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
As of March 31, 2014, $133.2 million of cash, cash equivalent and available-for-sale investment securities was held by our foreign subsidiaries. If these funds are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds, up to the amount of undistributed foreign earnings of $139.4 million. However, our intent is to indefinitely reinvest these funds outside of the U.S., and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
As of March 31, 2014, $21.1 million of financial instruments owned and $19.4 million of financial instruments sold, not yet purchased, are exchangeable foreign equities and ADRs.
As of March 31, 2014, we had $45.5 million outstanding in aggregate principal amount of our 8.5% Senior Notes due 2020 (the “Notes”). The Notes were issued under an Indenture dated as of July 22, 2013, between us and The Bank of New York Mellon, as Trustee. The Notes bear interest at a rate of 8.5% per year (payable quarterly on January 30, April 30, July 30 and October 30 of each year). The Notes mature on July 30, 2020. We may redeem the Notes, in whole or in part, at any time on and after July 30, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date.
As of March 31, 2014, we had four committed bank credit facilities, totaling $270.0 million, of which $40.5 million was outstanding. The credit facilities include:

•
A three-year syndicated loan facility, committed until September 20, 2016, under which INTL FCStone Inc. is entitled to borrow up to $140.0 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance working capital needs of us and certain subsidiaries.

•
An unsecured syndicated loan facility, committed until April 9, 2015, under which our subsidiary, FCStone, LLC is entitled to borrow up to $75.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

•
A syndicated loan facility, committed until May 1, 2015, under which our subsidiary, FCStone Merchant Services, LLC is entitled to borrow up to $30.0 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance traditional commodity financing arrangements and commodity repurchase agreements.

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
During the next twelve months, $25 million of our committed credit facilities are scheduled to expire. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
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
On November 18, 2013, First American Capital and Trading Corp. (“FACT”) transferred its customer accounts to our broker-dealer subsidiary, INTL FCStone Securities Inc. FACT provided correspondent clearing services to institutional customers directly and through a global network of partners. With its experienced team, FACT serviced a wide range of customers, including broker-dealers, investment advisors, and fund managers. The consideration to be paid for the acquisition of institutional accounts from FACT consists of contingent payments based on the pre-tax earnings of the institutional account division created following this transfer. The purchase price for the acquisition is not material to the condensed consolidated financial statements.
We have contingent liabilities relating to several acquisitions we have completed since October 2011. See Note 11 to the Condensed Consolidated Financial Statements for additional information on these contingent liabilities. Under the terms of the purchase agreements, we have obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings. The contingent liabilities for these estimated additional discounted purchase price considerations total $9.2 million as of March 31, 2014, and are included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets. We estimate cash payments during the next twelve months, related to these contingent liabilities, to be $6.2 million.
We contributed $0.8 million to its defined benefit pension plans during the six months ended March 31, 2014, and expect to contribute a minimum of $1.7 million to the plans during the remainder of fiscal 2014.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and overseas. Certain of our other non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
Our subsidiaries are in compliance with all of their capital regulatory requirements as of March 31, 2014. Additional information on these net capital and minimum net capital requirements can be found in Note 12 of the Condensed Consolidated Financial Statements.
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
Cash Flows
Our cash and cash equivalents increased from $156.1 million as of September 30, 2013 to $169.2 million as of March 31, 2014, a net increase of $13.1 million. Net cash of $44.5 million was provided by operating activities, $3.1 million was used in investing activities and net cash of $27.1 million was used in financing activities, of which $20.5 million was repaid on outstanding lines of credit and decreased the amounts payable to lenders under loans. Fluctuations in exchange rates decreased our cash and cash equivalents by $1.2 million.
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
We continuously evaluate opportunities to expand our business. For the six months ended March 31, 2014, we made $0.3 million in payments, included in financing activities, relating to earn-outs on acquisitions. See Note 17 to the Condensed

Consolidated Financial Statements for information on current year acquisitions. Investing activities include $3.1 million in capital expenditures for property, plant and equipment in the current six months ended, compared to $3.1 million in the prior year.
In November 2012, our Board of Directors authorized a repurchase plan in which we may repurchase up to 1.5 million shares of our outstanding common stock. During the current six months ended, we repurchased 386,614 shares of our outstanding common stock in open market transactions, for an aggregate purchase price of $7.2 million.
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
Off Balance Sheet Arrangements
We are party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer, futures commission merchant, swap dealer and U.K. based Financial Services Firm, as well as in our physical commodities and foreign exchange prime brokerage activities. As part of these activities, we carry short positions. For example, we sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We recorded these obligations in the condensed consolidated financial statements as of March 31, 2014 and September 30, 2013, at fair value of the related financial instruments, totaling $217.5 million and $179.9 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our condensed consolidated balance sheets in ‘financial instruments owned, at fair value’, and ‘physical commodities inventory’. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to March 31, 2014, which might be partially or wholly offset by gains in the value of assets held as of March 31, 2014. The totals of $217.5 million and $179.9 million include a net liability of $64.9 million and $30.7 million for derivatives, based on their fair value as of March 31, 2014 and September 30, 2013, respectively.
In our Physical Commodities segment and our foreign exchange prime brokerage product line, we hold options and futures-on-options contracts resulting from market-making and proprietary trading activities in these businesses. We assist customers in our Physical Commodities segment to protect the value of their future production (precious metals) by selling them put options on an OTC basis. We also provide our precious metals product line customers with sophisticated option products, including combinations of buying and selling puts and calls. We mitigate our risk by effecting offsetting options with market counterparties or through the purchase or sale of exchange-traded commodities futures. The risk mitigation of offsetting options is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC.
In our Commercial Hedging segment, when transacting OTC and foreign exchange contracts with our customers, our OTC trade desk will generally offset the customer’s transaction simultaneously with one of our trading counterparties or will offset that transaction with a similar, but not identical, position on the exchange. These unmatched transactions are intended to be short-term in nature and are conducted to facilitate the most effective transaction for our customer.
Derivative contracts are traded along with cash transactions because of the integrated nature of the markets for such products. We manage the risks associated with derivatives on an aggregate basis along with the risks associated with our proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies.
We are a member of various commodity exchanges and clearing organizations. Under the standard membership agreement, all members are required to guarantee the performance of other members and, accordingly, in the event another member is unable to satisfy its obligations to the exchange, may be required to fund a portion of the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the condensed consolidated balance sheets as of March 31, 2014 and September 30, 2013.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Credit Risk
See Note 4 to the Condensed Consolidated Financial Statements, ‘Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk’.
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

Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the six months ended March 31, 2014.

Marked-to-Market Revenues
Number of Days
0
10
20
30
40
50
60
3
9
27
54
28
4
1
1
1
$0 to $500
$500 to $1,000
$1,000 to $1,500
$1,500 to $2,000
$2,000 to $2,500
$2,500 to $3,000
$3,000 to $3,500
$3,500 to $4,000
$4,000 to $4,500
Daily Revenues ($000's)

In our securities market-making and trading activities, we maintain inventories of equity and debt securities. In our Physical Commodities segment, our positions include physical inventories, forwards, futures and options-on-futures. Our commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments. We monitor the aggregate position for each commodity in equivalent physical ounces, metric tons or other relevant unit.
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
During the prior-year period, operating revenues included realized gains of $0.5 million and unrealized losses of $0.5 million on interest rate swap derivative contracts used to manage a portion of our aggregate interest rate position. The last remaining interest rate swap expired in the fourth quarter of fiscal 2013, and we currently have no interest rate swap derivative contracts outstanding.
We manage interest expense using a combination of variable and fixed rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. The debt instruments are carried at their unpaid principal balance which approximates fair value. At March 31, 2014, $40.5 million of our debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of March 31, 2014, we had $45.5 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with our fixed-rate debt.
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.
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
During the six months ended March 31, 2014, we implemented internal control procedures to address a previously identified material weakness related to the accurate and timely accounting for certain principal over-the-counter derivative trading activities. These internal controls included (a) modifying the design of the reconciliation between trading system data and the general ledger, (b) more detailed documentation of the reconciliation and any future changes to the reconciliation, and (c) timely, effective review of the reconciliation by appropriate levels of management. After completing our testing of the design and operating effectiveness of these new procedures, we concluded that we have remediated the previously identified material weakness as of March 31, 2014.
Other than as described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In July 2009, plaintiffs filed a purported shareholder class action complaint against FCStone and its directors, as well as the Company in the Circuit Court of Clay County, Missouri. The complaint alleged that FCStone and its directors breached their fiduciary duties by failing to maximize stockholder value in connection with the contemplated acquisition of FCStone by the Company. This complaint was subsequently consolidated with the complaint filed in the Circuit Court of Platte County, Missouri. The plaintiffs subsequently filed an amended consolidated complaint which does not assert any claims against the Company. This complaint purports to be filed derivatively on FCStone’s and our behalf against certain of FCStone’s current and former directors and officers and directly against the same individuals. We, FCStone, and the defendants filed motions to dismiss on multiple grounds. The parties to the litigation have reached an agreement in principle to settle this matter, the terms of which were finally approved on March 19, 2014, resulting in our incurrence of a legal cost of $265,000 after consideration of expected insurance coverage.
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
The settlement, with appropriate waivers and consents, required FCStone, LLC to appoint an independent third party reviewer to review and evaluate FCStone LLC’s existing policies and procedures relating to certain risks, to ensure that we have made sufficient modifications to its risk controls since 2008. An independent third party reviewer was appointed, and the review has been successfully completed.
On January 13, 2014, a purported class action was filed in the United States District Court for the Southern District of New York against the Company and certain of our officers and directors. The complaint alleges violations of federal securities laws, and claims that the Company has issued false and misleading information concerning its business and prospects. The action seeks unspecified damages on behalf of persons who purchased the Company's shares between February 17, 2010 and December 16, 2013. During March 2014, three motions for appointment as lead plaintiff were filed; two were subsequently withdrawn, leaving a single unopposed bid for lead plaintiff appointment, an appointment that was approved by the court on April 29, 2014. We believe the case is without merit and intend to vigorously defend ourselves.
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
In August 2008, the bankruptcy trustee of Sentinel filed adversary proceedings against FCStone, LLC, and a number of other FCMs in the Bankruptcy Court for the Northern District of Illinois. The case was subsequently reassigned to the United States District Court, for the Northern District of Illinois. In the complaint, the trustee sought avoidance of alleged transfers or withdrawals of funds received by FCStone, LLC and other FCMs within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions and disallowance of the proof of claim filed by FCStone, LLC. The trustee sought recovery of pre- and post-petition transfers totaling approximately $15.5 million. In April 2009, the trustee filed an amended complaint adding a claim for unjust enrichment. FCStone, LLC answered the complaints and all parties entered into the discovery phase of the litigation. In January 2011, the trustee filed a motion for summary judgment on various counts in the adversary proceedings filed in August 2008 against FCStone, LLC and a number of other FCMs. In January 2012, FCStone, LLC filed a motion for summary judgment in its favor with respect to the transfer of approximately $1.1 million to its customer segregated account on August 17, 2007, pursuant to the “safe harbor” provisions of Section 546(e) of the U.S. Bankruptcy Code. In April 2012, FCStone, LLC filed a motion to dismiss a portion of the trustee’s claims set forth in its amended complaint. The trial of this matter took place, as a test case, during October 2012. The trial court entered a judgment against FCStone, LLC on January 4, 2013. On January 17, 2013, the trial court entered an agreed order, staying execution and enforcement, pending an appeal of the judgment. By agreement, FCStone, LLC was required to post an appeal cash deposit of $8.0 million with the court, which was deposited on January 18, 2013. The oral arguments in the appeal were heard on December 10, 2013. On March 19, 2014, the appeal court ruled in favor of FCStone, LLC. On April 16, 2014, the trustee filed a petition for rehearing of the appeal. We believe that if the appellate decision in favor of FCStone, LLC is reversed, the resulting pre-tax loss to FCStone, LLC would be in the range of $4 million to $6 million.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 11, 2013, our Board of Directors replaced the November 15, 2012 authorized repurchase of up to 1.5 million shares of our outstanding common stock, of which approximately 1.0 million shares remained eligible to be purchased under the former plan, with an authorization to repurchase up to 1.5 million shares of our outstanding common stock from time to time in open market purchase and private transactions, subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal and regulatory requirements. Our common stock repurchase program activity for the three months ended March 31, 2014 was as follows.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
January 1, 2014 to January 31, 2014	100,000	$18.72	100,000	1,386,200
February 1, 2014 to February 28, 2014	127,478	17.94	127,333	1,258,867
March 1, 2014 to March 31, 2014	95,481	18.74	95,481	1,163,386
Total	322,959	$18.42	322,814
(1) Total number of shares purchased includes an aggregate of 145 shares of common stock surrendered in the second quarter of 2014 to satisfy employees’ tax obligations upon the vesting of restricted stock.
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
INTL FCStone Inc.

Date:	May 7, 2014	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	May 7, 2014	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer