Form 10-Q
period 2014-06-30
INTL FCSTONE INC.
filed 2014-08-06
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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

As of August 4, 2014, there were 18,879,984 shares of the registrant’s common stock outstanding.

INTL FCStone Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTL FCStone Inc.
Condensed Consolidated Balance Sheets

(in millions, except par value and share amounts)	June 30, 2014	September 30, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$97.7	$156.1
Cash, securities and other assets segregated under federal and other regulations (including $29.9 and $107.6 at fair value at June 30, 2014 and September 30, 2013, respectively)	420.8	449.4
Deposits and receivables from:
Exchange-clearing organizations (including $1,242.3 and $1,371.7 at fair value at June 30, 2014 and September 30, 2013, respectively)	1,863.7	1,576.6
Broker-dealers, clearing organizations and counterparties (including $(8.1) and $(13.1) at fair value at June 30, 2014 and September 30, 2013, respectively)	147.7	168.3
Receivables from customers, net	131.3	93.3
Notes receivable, net	57.9	37.4
Income taxes receivable	13.2	15.5
Financial instruments owned, at fair value	258.7	158.5
Physical commodities inventory	52.0	59.0
Deferred income taxes, net	29.1	25.5
Property and equipment, net	17.0	17.5
Goodwill and intangible assets, net	58.5	59.1
Other assets	36.5	31.8
Total assets	$3,184.1	$2,848.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $8.0 and $9.6 at fair value at June 30, 2014 and September 30, 2013, respectively)	$105.3	$114.0
Payables to:
Customers	2,332.0	2,091.8
Broker-dealers, clearing organizations and counterparties	3.0	17.0
Lenders under loans	79.0	61.0
Senior unsecured notes	45.5	45.5
Income taxes payable	6.8	3.4
Financial instruments sold, not yet purchased, at fair value	272.5	179.9
Deferred income taxes	0.1	—
Total liabilities	2,844.2	2,512.6
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 19,819,720 issued and 18,876,747 outstanding at June 30, 2014 and 19,638,330 issued and 19,209,157 outstanding at September 30, 2013	0.2	0.2
Common stock in treasury, at cost - 942,973 shares at June 30, 2014 and 429,173 shares at September 30, 2013, respectively	(17.5)	(7.8)
Additional paid-in capital	228.6	224.0
Retained earnings	138.9	125.4
Accumulated other comprehensive loss, net	(10.3)	(6.4)
Total stockholders' equity	339.9	335.4
Total liabilities and stockholders' equity	$3,184.1	$2,848.0
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share and per share amounts)	2014	2013	2014	2013
Revenues:
Sales of physical commodities	$6,886.6	$9,540.5	$23,017.2	$33,215.7
Trading gains, net	61.6	60.2	178.0	186.5
Commission and clearing fees	44.5	46.8	134.0	130.2
Consulting and management fees	10.1	9.4	31.6	25.4
Interest income	2.1	2.1	5.4	7.7
Other income	0.2	0.1	0.5	0.4
Total revenues	7,005.1	9,659.1	23,366.7	33,565.9
Cost of sales of physical commodities	6,886.9	9,536.1	23,006.4	33,209.6
Operating revenues	118.2	123.0	360.3	356.3
Transaction-based clearing expenses	28.1	28.9	81.0	82.1
Introducing broker commissions	11.6	11.0	36.0	29.0
Interest expense	2.5	1.8	8.0	5.5
Net operating revenues	76.0	81.3	235.3	239.7
Compensation and other expenses:
Compensation and benefits	49.2	51.6	148.2	148.6
Communication and data services	6.6	5.9	19.0	16.9
Occupancy and equipment rental	2.9	2.9	9.1	9.0
Professional fees	3.5	2.9	11.9	9.7
Travel and business development	2.6	2.6	7.4	7.6
Depreciation and amortization	1.9	2.0	5.5	6.1
Bad debts and impairments	0.1	0.1	0.8	0.2
Other	5.2	6.2	15.2	18.8
Total compensation and other expenses	72.0	74.2	217.1	216.9
Income from continuing operations, before tax	4.0	7.1	18.2	22.8
Income tax expense	0.3	2.0	4.4	5.9
Net income from continuing operations	3.7	5.1	13.8	16.9
(Loss) income from discontinued operations, net of tax	(0.2)	(1.8)	(0.3)	1.2
Net income	$3.5	$3.3	$13.5	$18.1
Basic earnings per share:
Income from continuing operations	$0.20	$0.26	$0.73	$0.88
(Loss) income from discontinued operations	(0.01)	(0.08)	(0.02)	0.08
Net income per common share	$0.19	$0.18	$0.71	$0.96
Diluted earnings per share:
Income from continuing operations	$0.19	$0.25	$0.71	$0.86
(Loss) income from discontinued operations	(0.01)	(0.08)	(0.02)	0.07
Net income per common share	$0.18	$0.17	$0.69	$0.93
Weighted-average number of common shares outstanding:
Basic	18,443,256	18,480,644	18,560,080	18,377,965
Diluted	18,933,826	18,864,040	19,170,138	18,862,872
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2014	2013	2014	2013
Net income	$3.5	$3.3	$13.5	$18.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(0.1)	(0.5)	(4.0)	(1.1)
Pension liabilities adjustment	—	—	0.2	0.4
Net unrealized gain or loss on available-for-sale securities	(0.1)	0.5	(0.1)	0.7
Reclassification of adjustment for gains included in net income:
Foreign currency translation adjustment (included in other income)	—	—	—	(0.1)
Realized gain on available-for-sale securities (included in trading gains, net)	—	—	—	(8.3)
Income tax expense from reclassification adjustments (included in income tax expense)	—	—	—	2.0
Reclassification adjustment for gains included in net income:	—	—	—	(6.4)
Other comprehensive loss	(0.2)	—	(3.9)	(6.4)
Comprehensive income	$3.3	$3.3	$9.6	$11.7

See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Cash Flows Statements
(Unaudited)

	Nine Months Ended June 30,
(in millions)	2014	2013
Cash flows from operating activities:
Net income	$13.5	$18.1
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5.4	6.1
Provision for bad debts and impairments	0.8	0.2
Deferred income taxes	(3.6)	(0.4)
Amortization of debt issuance costs and debt discount	0.8	0.9
Amortization of share-based compensation	3.2	5.3
Loss on sale of property and equipment	0.3	—
Gain on sale of exchange memberships and common stock	—	(9.1)
Changes in operating assets and liabilities, net:
Cash, securities and other assets segregated under federal and other regulations	29.5	62.1
Deposits and receivables from exchange-clearing organizations	(287.7)	(36.8)
Deposits and receivables from broker-dealers, clearing organizations, and counterparties	11.0	(32.2)
Receivable from customers, net	(38.6)	(101.1)
Notes receivable, net	(20.6)	70.3
Income taxes receivable	1.8	(3.1)
Financial instruments owned, at fair value	(104.0)	(10.2)
Physical commodities inventory	7.0	73.1
Other assets	(5.5)	(0.5)
Accounts payable and other accrued liabilities	(6.5)	1.1
Payable to customers	249.8	27.6
Payable to broker-dealers, clearing organizations and counterparties	(14.0)	(17.6)
Income taxes payable	4.4	2.0
Financial instruments sold, not yet purchased, at fair value	92.5	7.6
Net cash (used in) provided by operating activities	(60.5)	63.4
Cash flows from investing activities:
Sale of exchange memberships and common stock	—	10.2
Purchase of property and equipment	(4.1)	(3.9)
Net cash (used in) provided by investing activities	(4.1)	6.3
Cash flows from financing activities:
Net change in payable to lenders under loans	18.0	(72.6)
Payments related to earn-outs on acquisitions	(1.5)	(3.4)
Debt issuance costs	(0.3)	(0.4)
Exercise of stock options	1.4	0.7
Share repurchases	(9.7)	(2.2)
Income tax expense on stock options and awards	—	(0.3)
Net cash provided by (used in) financing activities	7.9	(78.2)
Effect of exchange rates on cash and cash equivalents	(1.7)	(0.3)
Net decrease in cash and cash equivalents	(58.4)	(8.8)
Cash and cash equivalents at beginning of period	156.1	228.1
Cash and cash equivalents at end of period	$97.7	$219.3
Supplemental disclosure of cash flow information:
Cash paid for interest	$7.4	$7.2
Income taxes paid, net of cash refunds	$1.0	$8.3
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$0.5	$3.1
Additional consideration payable related to acquisitions, net	$0.6	$4.7
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of September 30, 2013	$0.2	$(7.8)	$224.0	$125.4	$(6.4)	$335.4
Net income				13.5		13.5
Other comprehensive loss					(3.9)	(3.9)
Exercise of stock options			1.4			1.4
Share-based compensation			3.2			3.2
Repurchase of stock		(9.7)				(9.7)
Balances as of June 30, 2014	$0.2	$(17.5)	$228.6	$138.9	$(10.3)	$339.9
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
Immaterial Correction of an Error in Previously Reported Condensed Consolidated Financial Statements
In connection with the preparation of the consolidated financial statements for the fiscal year ended September 30, 2013, the Company identified errors in the reconciliation of the Company’s subsidiary INTL FCStone Markets, LLC’s accounting records to its back office system. The Company has made an immaterial correction relating to the reconciliation errors for the three and nine months ended June 30, 2013 resulting in an increase in total and operating revenues of $0.7 million, a decrease in compensation and other expenses of $0.1 million, and an aggregate increase in net income of $0.5 million.

The prior period condensed consolidated income statements have also been revised to reflect the immaterial correction of certain intercompany physical sales which were not correctly eliminated from the condensed consolidated income statements, resulting in a gross-up of sales of physical commodities and cost of sales of physical commodities. The impact of the correction of this error, before reclassifications for discontinued operations, was a decrease in total revenues of $1,043.6 million from $11,039.5 million to $9,995.9 million and a decrease in cost of sales of physical commodities of $1,043.6 million from $10,917.4 million to $9,873.8 million for the three months ended June 30, 2013 and a decrease in total revenues of $2,134.9 million from $36,872.1 million to $34,737.2 million and a decrease in cost of sales of physical commodities of $2,134.9 million from $36,507.0 million to $34,372.1 million for the nine months ended June 30, 2013. These immaterial corrections did not impact operating revenues or net income.
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
Beginning with the Company’s report on Form 10-Q for the three months ended March 31, 2014 filed with the SEC, the Company reorganized its reportable segments. All segment information has been revised to reflect the business reorganization for all periods and amounts presented. See Note 19 – Segment Analysis.
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
In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income requiring new disclosures regarding reclassification adjustments from accumulated other comprehensive income (“AOCI”). ASU No. 2013-02 requires disclosure of amounts reclassified out of AOCI by component. In addition, the entity is required to present, either on the face of the statement where net income is presented or the notes, significant amounts reclassified out of AOCI by the respective line items of net income. The Company adopted this guidance starting with the first quarter ended December 31, 2013. The adoption of this guidance did not have a material impact on the presentation of the Company’s condensed consolidated financial statements.
In March 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which addresses the accounting for the cumulative translation adjustment when a parent either sells part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. For public entities, the ASU is effective prospectively for fiscal years, and interim periods, within those years, beginning after December 15, 2013. Early adoption is permitted. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2015. The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. For public entities, the ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2015. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s condensed consolidated financial statements.
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements: Reporting Discontinued Operations, which updated guidance on reporting discontinued operations and disclosures of disposals of components of an entity. Under the amendment only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. Next, the elimination of the component's operations, cash flows and significant continuing involvement conditions have been removed. Lastly, an equity method investment could be reported as discontinued operations. The updated guidance is effective prospectively for all disposals or classifications as held for sale that occur within annual periods beginning after December 15, 2014. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2016. The Company does not expect the adoption of this guidance to have a material impact on the condensed consolidated financial statements.
On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. For public entities, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early application is not permitted. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Additionally, for repurchase financing arrangements, the amendments of this ASU require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. For public entities, the ASU is effective for the first interim or annual period beginning after December 15, 2014. Earlier application is not permitted. The Company expects to adopt this guidance starting with the second quarter of fiscal year 2015. The Company does not expect the adoption of this guidance to have a material impact on the condensed consolidated financial statements.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share amounts)	2014	2013	2014	2013
Numerator:
Income from continuing operations	$3.7	$5.1	$13.8	$16.9
Less: Allocation to participating securities	(0.1)	(0.2)	(0.4)	(0.7)
Income from continuing operations allocated to common stockholders	$3.6	$4.9	$13.4	$16.2
(Loss) income from discontinued operations	$(0.2)	$(1.8)	$(0.3)	$1.2
Less: Allocation to participating securities	—	0.1	—	—
(Loss) income from discontinued operations allocated to common stockholders	$(0.2)	$(1.7)	$(0.3)	$1.2
Diluted net income	$3.5	$3.3	$13.5	$18.1
Less: Allocation to participating securities	(0.1)	(0.1)	(0.4)	(0.7)
Diluted net income allocated to common stockholders	$3.4	$3.2	$13.1	$17.4
Denominator:
Weighted average number of:
Common shares outstanding	18,443,256	18,480,644	18,560,080	18,377,965
Dilutive potential common shares outstanding:
Share-based awards	490,570	383,396	610,058	484,907
Diluted weighted-average shares	18,933,826	18,864,040	19,170,138	18,862,872
The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the Accounting Standards Codification (“ASC”).
Options to purchase 1,127,133 and 1,488,235 shares of common stock for the three months ended June 30, 2014 and 2013, respectively, and options to purchase 1,125,467 and 1,488,121 shares of common stock for the nine months ended June 30, 2014 and 2013, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.
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

Fair Value Hierarchy
The majority of financial assets and liabilities on the consolidated balance sheets are reported at fair value. Cash is reported at the balance held at financial institutions. Cash equivalents includes money market funds, which are valued at period-end at the net asset value provided by the fund’s administrator, and certificates of deposit, which are stated at cost plus accrued interest, which approximates fair value. Cash, securities and other assets segregated under federal and other regulations include the value of cash collateral as well as the value of other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and commodities warehouse receipts. Deposits with and receivables from exchange-clearing organizations and broker-dealers, clearing organizations and counterparties and payable to customers and broker-dealers, clearing organizations and counterparties include the value of cash collateral as well as the value of money market funds and other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and mortgage-backed securities. These balances also include the fair value of exchange-traded futures and options-on-futures and exchange-cleared swaps and options determined by prices on the applicable exchange. Financial instruments owned and sold, not yet purchased include the value of U.S. and foreign government obligations, corporate debt securities, derivative financial instruments, commodities and mutual funds. The fair value of exchange common stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. The carrying value of receivables from customers, net and notes receivable, net approximates fair value, given their short duration. Payables to lenders under loans carry variable rates of interest and thus approximate fair value. The fair value of the Company’s senior unsecured notes is estimated to be $47.1 million (carrying value of $45.5 million) as of June 30, 2014, based on the transaction prices at public exchanges for the same or similar issues.
The fair value estimates presented in the condensed consolidated financial statements are based on pertinent information available to management as of June 30, 2014 and September 30, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented in the condensed consolidated financial statements.
Cash equivalents, securities, commodities warehouse receipts, derivative financial instruments, commodities leases, exchange common stock and contingent liabilities are carried at fair value, on a recurring basis, and are classified and disclosed into three levels in the fair value hierarchy. The Company did not have any fair value adjustments for assets or liabilities measured at fair value on a non-recurring basis during the nine months ended June 30, 2014. The three levels of the fair value hierarchy under the Fair Value Measurements and Disclosures Topic of the ASC are:
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

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of June 30, 2014 and September 30, 2013 by level in the fair value hierarchy. There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of June 30, 2014 and September 30, 2013.

	June 30, 2014
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificate of deposits	$1.8	$—	$—	$—	$1.8
Commodities warehouse receipts	19.4	—	—	—	19.4
U.S. government obligations	—	10.5	—	—	10.5
Securities and other assets segregated under federal and other regulations	19.4	10.5	—	—	29.9
Money market funds	526.9	—	—	—	526.9
U.S. government obligations	—	812.1	—	—	812.1
Mortgage-backed securities	—	3.1	—	—	3.1
Derivatives	2,517.3	—	—	(2,617.1)	(99.8)
Deposits and receivables from exchange-clearing organizations	3,044.2	815.2	—	(2,617.1)	1,242.3
Deposits and receivables from broker-dealers, clearing organizations and counterparties - derivatives	0.4	0.6	—	(9.1)	(8.1)
Common and preferred stock and American Depositary Receipts (“ADRs”)	91.2	4.3	0.7	—	96.2
Exchangeable foreign ordinary equities and ADRs	24.0	—	—	—	24.0
Corporate and municipal bonds	2.8	3.9	3.4	—	10.1
U.S. government obligations	—	0.3	—	—	0.3
Foreign government obligations	2.5	—	—	—	2.5
Derivatives	232.6	553.0	—	(765.4)	20.2
Commodities leases	—	111.9	—	(54.2)	57.7
Commodities warehouse receipts	38.3	—	—	—	38.3
Exchange firm common stock	4.3	—	—	—	4.3
Mutual funds and other	3.8	—	—	—	3.8
Mortgage-backed securities	—	1.3	—	—	1.3
Financial instruments owned	399.5	674.7	4.1	(819.6)	258.7
Total assets at fair value	$3,465.3	$1,501.0	$4.1	$(3,445.8)	$1,524.6
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$8.0	$—	$8.0
Payable to customers - derivatives	2,405.5	8.8	—	(2,414.3)	—
Common and preferred stock and ADRs	124.1	3.6	—	—	127.7
Exchangeable foreign ordinary equities and ADRs	9.8	—	—	—	9.8
Corporate and municipal bonds	—	—	—	—	—
Derivatives	238.9	539.3	—	(720.7)	57.5
Commodities leases	—	133.6	—	(56.1)	77.5
Financial instruments sold, not yet purchased	372.8	676.5	—	(776.8)	272.5
Total liabilities at fair value	$2,778.3	$685.3	$8.0	$(3,191.1)	$280.5

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

	September 30, 2013
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Money market funds	$0.1	$—	$—	$—	$0.1
Certificate of deposits	2.9	—	—	—	2.9
Unrestricted cash equivalents	3.0	—	—	—	3.0
Money market funds	75.0	—	—	—	75.0
Commodities warehouse receipts	13.1	—	—	—	13.1
U.S. government obligations	—	19.5	—	—	19.5
Securities and other assets segregated under federal and other regulations	88.1	19.5	—	—	107.6
Money market funds	841.4	—	—	—	841.4
U.S. government obligations	—	594.8	—	—	594.8
Mortgage-backed securities	—	5.3	—	—	5.3
Derivatives	2,263.2	—	—	(2,333.0)	(69.8)
Deposits and receivables from exchange-clearing organizations	3,104.6	600.1	—	(2,333.0)	1,371.7
Deposits and receivables from broker-dealers, clearing organizations and counterparties - derivatives	1.8	0.2	—	(15.1)	(13.1)
Common and preferred stock and American Depositary Receipts (“ADRs”)	49.3	19.8	0.7	—	69.8
Exchangeable foreign ordinary equities and ADRs	36.7	—	—	—	36.7
Corporate and municipal bonds	0.1	—	3.5	—	3.6
U.S. government obligations	—	0.3	—	—	0.3
Foreign government obligations	7.7	—	—	—	7.7
Derivatives	173.6	440.6	—	(592.3)	21.9
Commodities leases	—	56.1	—	(50.0)	6.1
Commodities warehouse receipts	4.0	—	—	—	4.0
Exchange firm common stock	4.4	—	—	—	4.4
Mutual funds and other	4.0	—	—	—	4.0
Financial instruments owned	279.8	516.8	4.2	(642.3)	158.5
Total assets at fair value	$3,477.3	$1,136.6	$4.2	$(2,990.4)	$1,627.7
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$9.6	$—	$9.6
Payable to customers - derivatives	2,328.2	—	—	(2,328.2)	—
Common and preferred stock and ADRs	82.9	16.6	—	—	99.5
Exchangeable foreign ordinary equities and ADRs	8.7	—	—	—	8.7
Derivatives	174.0	473.2	—	(616.5)	30.7
Commodities leases	—	85.5	—	(44.5)	41.0
Financial instruments sold, not yet purchased	265.6	575.3	—	(661.0)	179.9
Total liabilities at fair value	$2,593.8	$575.3	$9.6	$(2,989.2)	$189.5

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
Realized and unrealized gains and losses are included in ‘trading gains, net’ in the condensed consolidated income statements.

Information on Level 3 Financial Assets and Liabilities
The Company’s financial assets at fair value classified in level 3 of the fair value hierarchy as of June 30, 2014 and September 30, 2013 are summarized below:

(in millions)	June 30, 2014	September 30, 2013
Total level 3 assets	$4.1	$4.2
Level 3 assets for which the Company bears economic exposure	$4.1	$4.2
Total assets	$3,184.1	$2,848.0
Total financial assets at fair value	$1,524.6	$1,627.7
Total level 3 assets as a percentage of total assets	0.1%	0.1%
Level 3 assets for which the Company bears economic exposure as a percentage of total assets	0.1%	0.1%
Total level 3 assets as a percentage of total financial assets at fair value	0.3%	0.3%
The following tables set forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the three and nine months ended June 30, 2014 and 2013, including a summary of unrealized gains (losses) during the respective periods on the Company’s level 3 financial assets and liabilities still held as of June 30, 2014.

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended June 30, 2014
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.7	$—	$—	$—	$—	$—	$0.7
Corporate and municipal bonds	3.4	—	—	—	—	—	3.4
	$4.1	$—	$—	$—	$—	$—	$4.1
Liabilities:
Contingent liabilities	$9.2	$—	$(0.2)	$0.5	$(1.5)	$—	$8.0

	Level 3 Financial Assets and Financial Liabilities For the Nine Months Ended June 30, 2014
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.7	$—	$—	$—	$—	$—	$0.7
Corporate and municipal bonds	3.5	—	(0.1)	—	—	—	3.4
	$4.2	$—	$(0.1)	$—	$—	$—	$4.1
Liabilities:
Contingent liabilities	$9.6	$—	$0.1	$0.5	$(2.2)	$—	$8.0

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended June 30, 2013
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.9	$—	$(0.1)	$—	$—	$—	$0.8
Corporate and municipal bonds	3.8	—	(0.2)	—	—	—	3.6
	$4.7	$—	$(0.3)	$—	$—	$—	$4.4
Liabilities:
Contingent liabilities	$18.4	$—	$0.8	$—	$(3.1)	$—	$16.1

	Level 3 Financial Assets and Financial Liabilities For the Nine Months Ended June 30, 2013
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.9	$—	$(0.1)	$—	$—	$—	$0.8
Corporate and municipal bonds	3.6	—	—	—	—	—	3.6
	$4.5	$—	$(0.1)	$—	$—	$—	$4.4
Liabilities:
Contingent liabilities	$14.8	$—	$1.6	$3.1	$(3.4)	$—	$16.1
In accordance with the Fair Value Measurements Topic of the ASC, the Company has estimated on a recurring basis each period the fair value of debentures issued by a single asset owning company of Suriwongse Hotel located in Chiang Mai, Thailand. As of June 30, 2014, the Company’s investment in the hotel is $3.4 million, and included within the corporate and municipal bonds classification in the level 3 financial assets and financial liabilities tables. The Company has classified its investment in the hotel within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. These cash flows are discounted employing present value techniques. The Company estimates the fair value of its investment in these debentures by using a management-developed forecast, which is based on the income approach. The Company continues to monitor the hotel renovation process and evaluate the fair value of the debentures. There has been no significant change in the fair value of the debentures, and no additional loss has been recognized during the three and nine months ended June 30, 2014 and 2013.
The Company is required to make additional future cash payments based on certain financial performance measures of its acquired businesses. The Company is required to remeasure the fair value of the cash earnout arrangements on a recurring basis in accordance with the guidance in the Business Combinations Topic of the ASC. The Company has classified its liabilities for the contingent earnout arrangements within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. The estimated fair value of the contingent purchase consideration is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted employing present value techniques in arriving at fair value. The discount rate was developed using market participant company data and there have been no significant changes in the discount rate environment. From the dates of acquisition to June 30, 2014, certain acquisitions have had changes in the estimates of undiscounted cash flows, based on actual performances fluctuating from estimates. The fair value of the contingent consideration decreased $0.2 million and increased $0.8 million during the three months ended June 30, 2014 and 2013, respectively, and increased $0.1 million and $1.6 million during the nine months ended June 30, 2014 and 2013, respectively, with the corresponding amount classified as ‘other expense’ in the condensed consolidated income statements.
The Company reports transfers in and out of levels 1, 2 and 3, as applicable, using the fair value of the securities as of the beginning of the reporting period in which the transfer occurred. The Company did not have any transfers between level 1 and level 2 fair value measurements during the three and nine months ended June 30, 2014.
The Company has also classified equity investments in exchange firms’ common stock not pledged for clearing purposes as available-for-sale. The investments are recorded at fair value, with unrealized gains and losses recorded, net of taxes, as a component of other comprehensive income (“OCI”) until realized. As of June 30, 2014, the cost and fair value of all the equity investments in exchange firms was $3.7 million and $4.3 million, respectively. As of September 30, 2013, the cost and fair value of the equity investments in exchange firms was $3.7 million and $4.4 million, respectively.
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
The Company recorded unrealized gains of $0.5 million, net of income tax expense of $0.3 million as of June 30, 2014, and unrealized gains of $0.5 million, net of income tax expense of $0.3 million as of September 30, 2013, in OCI related to U.S. government obligations, mortgage-backed securities and the remaining equity investments in exchange firms classified as available-for-sale securities.
The following tables summarize the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses of the Company’s investment securities classified as available-for-sale as of June 30, 2014 and September 30, 2013:

June 30, 2014
Amounts included in deposits with and receivables from exchange-clearing organizations and financial instruments owned:
	Amortized Cost	Unrealized Holding		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$793.1	$0.1	$—	$793.2
Mortgage-backed securities	4.3	0.1	—	4.4
	$797.4	$0.2	$—	$797.6

September 30, 2013
Amounts included in deposits with and receivables from exchange-clearing organizations:
	Amortized Cost	Unrealized Holding(1)		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$568.5	$—	$—	$568.5
Mortgage-backed securities	5.2	0.1	—	5.3
	$573.7	$0.1	$—	$573.8
(1) Unrealized gain/loss on U.S. government obligations as of September 30, 2013, was less than $0.1 million.
As of June 30, 2014 and September 30, 2013, investments in debt securities classified as available-for-sale (“AFS”) mature as follows:

June 30, 2014
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$593.2	$200.0	$793.2
Mortgage-backed securities	—	4.4	4.4
	$593.2	$204.4	$797.6

September 30, 2013
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$568.5	$—	$568.5
Mortgage-backed securities	—	5.3	5.3
	$568.5	$5.3	$573.8
Except as discussed previously, there were no other sales of AFS securities during the three months ended June 30, 2014 and 2013, and as a result, no realized gains or losses were recorded for the three months ended June 30, 2014 and 2013.
For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.

Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of June 30, 2014 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to June 30, 2014. The total of $272.5 million as of June 30, 2014 includes $57.5 million for derivative contracts, which represents a liability to the Company based on their fair values as of June 30, 2014.
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
Listed below are the fair values of the Company’s derivative assets and liabilities as of June 30, 2014 and September 30, 2013. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	June 30, 2014		September 30, 2013
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$2,380.3	$2,220.7	$2,036.6	$2,046.3
OTC commodity derivatives	546.2	553.8	481.4	484.9
Exchange-traded foreign exchange derivatives	70.7	84.0	89.3	104.2
OTC foreign exchange derivatives	239.6	233.2	132.3	162.3
Exchange-traded interest rate derivatives	6.0	9.6	4.3	36.0
Equity index derivatives	61.1	91.2	135.5	141.7
Gross fair value of derivative contracts	3,303.9	3,192.5	2,879.4	2,975.4
Impact of netting and collateral	(3,391.6)	(3,135.0)	(2,940.4)	(2,944.7)
Total fair value included in ‘Deposits and receivables from exchange-clearing organizations’	$(99.8)		$(69.8)
Total fair value included in ‘Deposits and receivables from broker-dealers, clearing organizations and counterparties’	$(8.1)		$(13.1)
Total fair value included in ‘Financial instruments owned, at fair value’	$20.2		$21.9
Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$57.5		$30.7

(1)	As of June 30, 2014 and September 30, 2013, the Company’s derivative contract volume for open positions were approximately 4.2 million and 4.1 million contracts, respectively.
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

The following table sets forth the Company’s gains (losses) related to derivative financial instruments for the three and nine months ended June 30, 2014 and 2013, in accordance with the Derivatives and Hedging Topic of the ASC. The gains (losses) set forth below are included in ‘trading gains, net’ and ‘income (loss) from discontinued operations, net of tax’ in the condensed consolidated income statements.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2014	2013	2014	2013
Commodities	$15.8	$18.9	$46.4	$60.3
Foreign exchange	1.3	4.0	6.1	9.7
Interest rate	—	—	—	0.1
Net gains (losses) from derivative contracts	$17.1	$22.9	$52.5	$70.1
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
The Company is a party to financial instruments in the normal course of its business through customer and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held as of June 30, 2014 and September 30, 2013 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting or customer agreements which reduce the exposure to the Company.
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

Note 5 – Receivables From Customers, Net and Notes Receivable, Net
Receivables from customers, net and notes receivable, net include an allowance for bad debts, which reflects the Company’s best estimate of probable losses inherent in the receivables from customers and notes receivable. The Company provides for an allowance for doubtful accounts based on a specific-identification basis. The Company continually reviews its allowance for bad debts. The allowance for doubtful accounts related to receivables from customers was $1.1 million as of June 30, 2014 and September 30, 2013. The allowance for doubtful accounts related to notes receivable was $0.1 million as of June 30, 2014 and September 30, 2013.
During the three months ended June 30, 2014, the Company recorded bad debt expense of $0.1 million, including direct write-offs of $0.2 million partially offset by recoveries of $0.1 million. During the three months ended June 30, 2013, the Company recorded bad debt expense of $0.1 million. During the nine months ended June 30, 2014, the Company recorded bad debt expense of $0.8 million, including provision increases of $0.4 million and direct write-offs of $0.5 million partially offset by recoveries of $0.1 million. During the nine months ended June 30, 2013, the Company recorded bad debt expense of $0.2 million, representing provision decreases.
The Company originates short-term notes receivable from customers with the outstanding balances being insured 90% to 98% by a third party, including accrued interest. The total balance outstanding under insured notes receivable was $33.4 million and $21.1 million as of June 30, 2014 and September 30, 2013, respectively. The Company has sold $25.0 million and $18.7 million of the insured portion of the notes through non-recourse participation agreements with other third parties as of June 30, 2014 and September 30, 2013, respectively.
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
The carrying values of the Company’s inventory as of June 30, 2014 and September 30, 2013 are shown below.

(in millions)	June 30, 2014	September 30, 2013
Commodities in process	$0.9	$—
Finished commodities	51.1	59.0
Physical commodities inventory	$52.0	$59.0
As a result of the declining market prices of certain commodities, the Company has recorded LCM adjustments for physical commodities inventory of $0.3 million and $0.9 million as of June 30, 2014 and September 30, 2013, respectively. The adjustments are included in ‘cost of sales of physical commodities’ in the condensed consolidated income statements.
Note 7 – Goodwill
The carrying value of goodwill by segment is as follows:

(in millions)	June 30, 2014	September 30, 2013
Commercial Hedging	$33.1	$33.1
Global Payments	6.3	6.3
Securities	8.1	8.1
Goodwill	$47.5	$47.5

Note 8 – Intangible Assets
During the three months ended June 30, 2014, the Company recorded additional intangible assets of $0.5 million as part of the Forward Insight Commodities, LLC acquisition. See Note 17 - Acquisitions for additional discussion.
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows:

	June 30, 2014			September 30, 2013
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Noncompete agreement	$—	$—	$—	$3.7	$(3.7)	$—
Trade name	—	—	—	0.7	(0.7)	—
Software programs/platforms	2.2	(1.8)	0.4	2.2	(1.5)	0.7
Customer base	12.9	(3.4)	9.5	12.4	(2.6)	9.8
	15.1	(5.2)	9.9	19.0	(8.5)	10.5
Intangible assets not subject to amortization
Trade name	1.1	—	1.1	1.1	—	1.1
Total intangible assets	$16.2	$(5.2)	$11.0	$20.1	$(8.5)	$11.6
Amortization expense related to intangible assets was $1.1 million and $1.7 million for the nine months ended June 30, 2014 and 2013, respectively.
As of June 30, 2014, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2014 (remaining three months)	$0.5
Fiscal 2015	1.3
Fiscal 2016	0.7
Fiscal 2017	0.7
Fiscal 2018	0.7
Fiscal 2019 and thereafter	6.0
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
The following table sets forth a listing of credit facilities, the committed amounts as of June 30, 2014 on the facilities, and outstanding borrowings on the facilities as well as indebtedness on senior notes as of June 30, 2014 and September 30, 2013:

(in millions)
Credit Facilities				Amounts Outstanding
Borrower	Security	Renewal / Expiration Date	Total Commitment	June 30, 2014	September 30, 2013
INTL FCStone Inc.	Certain pledged shares	September 20, 2016	$140.0	$60.0	$55.0
FCStone, LLC	None	April 9, 2015	75.0	12.0	—
FCStone Merchants	Certain commodities assets	May 1, 2015	30.0	7.0	6.0
INTL FCStone, Ltd.	None	November 10, 2014	25.0	—	—
			$270.0	$79.0	$61.0
Senior Unsecured Notes
8.50% senior notes, due July 30, 2020				45.5	45.5
Total indebtedness				$124.5	$106.5
As shown above, $130 million of the Company’s committed credit facilities are scheduled to expire during the next twelve months. The Company intends to renew or replace these facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with these covenants could result in the debt becoming payable on demand. As of June 30, 2014, the Company was in compliance with all of its financial covenants under its credit facilities.
Note 10 – Commodity and Other Repurchase Agreements
The Company’s outstanding notes receivable in connection with sale/repurchase agreements, under which customers sell certain commodity inventory and agree to repurchase the commodity inventory at a future date at either a fixed or floating rate, as of June 30, 2014 and September 30, 2013 were $17.8 million and $9.2 million, respectively.
The obligations outstanding related to commodities sold under repurchase agreements that are recorded in ‘lenders under loans’ as of June 30, 2014 and September 30, 2013 were $7.0 million and $6.0 million, respectively.
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
As of June 30, 2014 and September 30, 2013, the condensed consolidated balance sheets include loss contingency accruals recorded prior to September 30, 2013 which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, and in addition to the possible losses discussed below, is not likely to be material to the Company’s earnings, financial position or liquidity.
The following is a summary of significant legal matters involving the Company.
Securities Litigation and Regulatory Proceedings
On January 13, 2014, a purported class action was filed in the United States District Court for the Southern District of New York against the Company and certain of its officers and directors. The complaint alleges violations of federal securities laws, and claims that the Company has issued false and misleading information concerning the Company’s business and prospects. The action seeks unspecified damages on behalf of persons who purchased the Company’s shares between February 17, 2010 and December 16, 2013. During March 2014, three motions for appointment as lead plaintiff were filed; two were subsequently withdrawn, leaving a single unopposed bid for lead plaintiff appointment, an appointment that was approved by the court on April 29, 2014. The lead plaintiff’s amended complaint was filed on June 13, 2014. The Company’s motion to dismiss the complaint was filed on July 28, 2014. The Company has not determined that losses related to this matter are probable. Because the matter is in the early stages of litigation and no discovery has been commenced, together with the inherent difficulty of predicting the outcome of litigation generally, the Company does not have sufficient information to determine the amount or range of reasonably possible loss with respect to these matters. The Company believes the case is without merit and intends to defend itself vigorously.
The Company’s Directors’ and Officers’ insurance policy is expected to cover any liability and litigation costs in excess of the $0.5 million policy retention amount.
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
In August 2008, the bankruptcy trustee of Sentinel filed adversary proceedings against FCStone, LLC, and a number of other FCMs in the Bankruptcy Court for the Northern District of Illinois. The case was subsequently reassigned to the United States District Court, for the Northern District of Illinois. In the complaint, the trustee sought avoidance of alleged transfers or withdrawals of funds received by FCStone, LLC and other FCMs within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions and disallowance of the proof of claim filed by FCStone, LLC. The trustee sought recovery of pre- and post-petition transfers totaling approximately $15.5 million. In April 2009, the trustee filed an amended complaint adding a claim for unjust enrichment. FCStone, LLC answered the complaints and all parties entered into the discovery phase of the litigation. In January 2011, the trustee filed a motion for summary judgment on various counts in the adversary proceedings filed in August 2008 against FCStone, LLC and a number of other FCMs. In January 2012, FCStone, LLC filed a motion for summary judgment in its favor with respect to the transfer of approximately $1.1 million to its customer segregated account on August 17, 2007, pursuant to the “safe harbor” provisions of Section 546(e) of the U.S. Bankruptcy Code. In April 2012, FCStone, LLC filed a motion to dismiss a portion of the trustee’s claims set forth in its amended complaint. The trial of this matter took place, as a test case, during October 2012. The trial court entered a judgment against FCStone, LLC on January 4, 2013. On January 17, 2013, the trial court entered an agreed order, staying execution and enforcement, pending an appeal of the judgment. By agreement, FCStone, LLC was required to post an appeal cash deposit of $8.0 million with the court, which was deposited on January 18, 2013. The oral arguments in the appeal were heard on December 10, 2013. On March 19, 2014 the appeal court ruled in favor of FCStone, LLC. On April 16, 2014, the trustee filed a petition for rehearing of the appeal. On May 19, 2014, the U.S. Court of Appeals for the Seventh Circuit denied the petition. The trustee has until August 18, 2014 to file a writ for certiorari with the U.S. Supreme Court. The Company has not determined that losses related to this matter are probable. The Company believes that if the appellate decision in favor of FCStone, LLC is reversed, the resulting pre-tax loss to FCStone, LLC would be in the range of $4 million to $6 million.
Contractual Commitments
Contingent Liabilities - Acquisitions
Under the terms of the purchase agreements related to the acquisitions listed below, the Company has obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The contingent liability for these estimated additional purchase price considerations of $8.0 million and $9.6 million are included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets as of June 30, 2014 and September 30, 2013. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings. The change in fair value during the nine months ended June 30, 2014 and 2013 were increases of $0.1 million and $1.6 million, respectively, and are included in ‘other’ in the consolidated income statements.
The Company has a contingent liability relating to the April 2014 acquisition of Forward Insight Commodities LLC, which may result in the payment of additional purchase price consideration. The contingent liability recorded represents the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings during the twelve-month period following the closing of the acquisition. The present value of the estimated total purchase price, including contingent consideration, is $0.5 million as of June 30, 2014, which remains outstanding and is included in ‘accounts payable and other accrued liabilities’ in the consolidated balance sheet.
The Company has a contingent liability relating to the December 2012 acquisition of the accounts of Tradewire Securities, LLC, which may result in the payment of additional purchase price consideration. The contingent liability recorded represents the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings during three annual periods and a six month period, after the third annual period, following the closing of the acquisition, for a total of four payments, with a discount rate being applied to those future payments. The present value of the estimated total purchase price, including contingent consideration, is $6.3 million as of June 30, 2014, of which $4.8 million remains outstanding and is included in ‘accounts payable and other accrued liabilities’ in the consolidated balance sheet.
The Company has a contingent liability relating to the November 2011 acquisition of Coffee Network, LLC, subsequently reorganized as a division of FCStone, LLC, which may result in the payment of additional purchase price consideration. The contingent liability recorded represents the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings during the three annual periods following the closing of the acquisition plus a final contingent payment. The present value of the estimated total purchase price, including contingent consideration, is less than $0.1 million as of June 30, 2014, which has not been paid and is included in ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.
The Company has a contingent liability relating to the October 2010 acquisition of Hencorp Becstone Futures, L.C., subsequently reorganized as a division of FCStone, LLC, which may result in the payment of additional purchase price consideration. The contingent liability recorded represents the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings during the fourth fiscal year following the closing of the acquisition plus an additional final estimated contingent payment and a discount rate being applied to the future payments. The present value of the estimated total purchase price, including contingent consideration, is $7.5 million as of June 30, 2014, of which $2.6 million has not been paid and is included in ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.

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
Self-Insurance
On January 1, 2014, the Company entered into a program to self-insure its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. Liabilities are recognized based on claims filed and an estimate of claims incurred but not reported. The Company has purchased stop-loss coverage to limit its exposure on a per claim basis and in aggregate in the event that aggregated actual claims would exceed 120% of actuarially estimated claims. The Company is insured for covered costs in excess of these limits. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s condensed consolidated financial position or results of operations. As of June 30, 2014, the Company had $0.8 million accrued for self-insured medical and dental claims included in ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.
Note 12 – Capital and Other Regulatory Requirements
The Company’s activities are subject to significant governmental regulation, both in the United States and overseas. The subsidiaries of the Company were in compliance with all of their regulatory requirements as of June 30, 2014, as follows:

(in millions)			As of June 30, 2014
Subsidiary	Regulatory Authority	Requirement Type	Actual	Minimum Requirement
FCStone, LLC	CFTC	Net capital	$133.1	$73.2
FCStone, LLC	CFTC	Segregated funds	$1,869.7	$1,838.2
FCStone, LLC	CFTC	Secured funds	$60.9	$44.7
Forward Insight Commodities LLC	CFTC	Net capital	$0.2	$0.1
INTL FCStone Ltd	FCA (United Kingdom)	Net capital	$59.5	$49.4
INTL FCStone Ltd	FCA (United Kingdom)	Segregated funds	$128.1	$127.9
INTL Global Currencies Limited	FCA (United Kingdom)	Net capital	$20.4	$1.2
INTL FCStone Securities Inc.	SEC	Net capital	$3.6	$1.0
FCC Investments, Inc.	SEC	Net capital	$0.3	$0.3
FCStone Australia	Australian Securities and Investment Commission	Net capital	$1.5	$0.9
FCStone Australia	Australian Securities and Investment Commission	Segregated funds	$28.1	$21.7
FCStone Australia	New Zealand Clearing Ltd	Capital adequacy	$11.4	$4.4
INTL FCStone DTVM Ltda.	Brazilian Central Bank and Securities and Exchange Commission of Brazil	Capital adequacy	$1.3	$0.7
INTL Capital S.A.	Rosario Futures Exchange (Argentina)	Capital adequacy	$8.9	$0.1
INTL Capital S.A.	General Inspector of Justice (Argentina)	Net capital	$8.7	$6.3
INTL CIBSA Sociedad de Bolsa S.A.	Superintendent of Securities Markets of Buenos Aires (Argentina)	Net capital	$3.6	$0.2
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of June 30, 2014, these subsidiaries were in compliance with their local capital adequacy requirements.

Note 13 – Share-Based Compensation
Share-based compensation expense is included in ‘compensation and benefits’ in the condensed consolidated income statements and totaled $1.0 million and $1.7 million for the three months ended June 30, 2014 and 2013, respectively, and $3.2 million and $5.3 million for the nine months ended June 30, 2014 and 2013, respectively.
Stock Option Plan
The Company sponsors a stock option plan for its directors, officers, employees and consultants. The 2013 Stock Option Plan, which was approved by the Company’s Board of Directors and shareholders, authorizes the Company to issue stock options covering up to 1.0 million shares of the Company’s common stock. As of June 30, 2014, there were 0.9 million shares available for future grant under this plan. Awards that expire or are forfeit generally become available for issuance again under the plan. The Company settles stock option exercises with newly issued shares of common stock.
Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

Nine Months Ended June 30, 2014
Expected stock price volatility	34%
Expected dividend yield	—%
Risk free interest rate	0.80%
Average expected life (in years)	2.88
Expected stock price volatility rates are based primarily on the historical volatility. The Company has not paid dividends in the past and does not currently expect to do so in the future. Risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option award. The average expected life represents the estimated period of time that options or awards granted are expected to be outstanding, based on the Company’s historical share option exercise experience for similar option grants. The weighted average fair value of options issued during the nine months ended June 30, 2014 was $4.48.
The following is a summary of stock option activity for the nine months ended June 30, 2014:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2013	1,000,000	1,779,983	$24.76	$11.44	4.87	$4.8
Granted	(86,500)	86,500	$19.24	$4.48
Exercised		(152,917)	$9.05	$4.29
Forfeited	—	(89,815)	$25.47	$13.20
Expired	—	(32,647)	$50.64	$14.27
Balances as of June 30, 2014	913,500	1,591,104	$25.40	$11.59	4.39	$2.9
Exercisable as of June 30, 2014		664,957	$26.62	$10.78	1.36	$2.7
The total compensation cost not yet recognized for non-vested awards of $8.2 million as of June 30, 2014 has a weighted-average period of 5.47 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. The total intrinsic value of options exercised during the nine months ended June 30, 2014 and 2013 was $1.8 million.
Restricted Stock Plan
The Company sponsors a restricted stock plan for its directors, officers and employees. As of June 30, 2014, 1.1 million shares were authorized for future grant under the 2012 Restricted Stock Plan. Awards that are forfeit generally become available for issuance again under the plan. The Company utilizes newly issued shares of common stock to make restricted stock grants.

The following is a summary of restricted stock activity for the nine months ended June 30, 2014:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2013	1,154,862	363,638	$20.53	1.74	$7.4
Granted	(84,341)	84,341	$19.60
Vested		(151,970)	$20.32
Forfeited	31,053	(54,689)	$21.67
Balances as of June 30, 2014	1,101,574	241,320	$20.07	1.97	$4.8
The total compensation cost not yet recognized of $3.2 million as of June 30, 2014 has a weighted-average period of 1.97 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.
Note 14 – Other Expenses
Other expenses for the three and nine months ended June 30, 2014 and 2013 consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2014	2013	2014	2013
Contingent consideration, net(1)	$—	$0.7	$0.3	$1.9
Insurance	0.3	0.4	1.2	1.3
Advertising, meetings and conferences	0.8	0.6	2.5	1.7
Non-trading hardware and software maintenance and software licensing	1.1	0.7	2.6	2.2
Office supplies and printing	0.2	0.3	0.8	1.0
Other clearing related expenses	0.3	0.5	0.9	1.4
Other non-income taxes	1.0	1.9	2.9	4.1
Other	1.5	1.1	4.0	5.2
Total other expenses	$5.2	$6.2	$15.2	$18.8

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
The following table summarizes the changes in accumulated other comprehensive income (loss) for the nine months ended June 30, 2014.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Unrealized Gain or Loss on Available-for-Sale Securities		Accumulated Other Comprehensive Loss
Balances as of September 30, 2013	$(4.1)	$(2.8)	$0.5		$(6.4)
Other comprehensive income (loss), net of tax before reclassifications	(4.0)	0.2	(0.1)		(3.9)
Amounts reclassified from AOCI, net of tax	—	—	—	(1)	—
Net current period other comprehensive income (loss), net of tax	(4.0)	0.2	(0.1)		(3.9)
Balances as of June 30, 2014	$(8.1)	$(2.6)	$0.4		$(10.3)

(1) Amounts reclassified from OCI for the nine months ended June 30, 2014 were less than $0.1 million.

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
The valuation allowance for deferred tax assets as of June 30, 2014 and September 30, 2013 was $2.3 million. The valuation allowances as of June 30, 2014 and September 30, 2013 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company incurred U.S. federal, state, and local taxable (losses) income for the fiscal years ended September 30, 2013, 2012, and 2011 of $(22.2) million, $(21.2) million, and $22.7 million, respectively. There are no significant differences between actual levels of past taxable income and the results of operations, before income taxes in these jurisdictions. U.S. federal, state, and local taxable losses incurred during the years ended September 30, 2013 and 2012 were attributable to a decrease in exchange-traded and OTC derivative transactional volumes and revenue caused by consecutive droughts in the U.S., as well as losses incurred in the physical base metals business and the continuation of a historically low interest rate environment. During 2013, the Company elected to pursue an exit of its physical base metals business through an orderly liquidation of open positions. Additionally, the Company completed an acquisition of the accounts of Tradewire Securities. Although both the exit of the physical base metals business and the acquisition of the Tradewire Securities accounts are expected to positively affect future levels of taxable income, the expected impact cannot be reliably projected. When evaluating if U.S. federal, state, and local deferred tax assets are realizable, the Company considered deferred tax liabilities of $4.3 million that are scheduled to reverse from 2014 to 2018 and $1.3 million of deferred tax liabilities associated with unrealized gains in securities which the Company could sell, if necessary. Furthermore, the Company considered its ability to implement business and tax planning strategies that would allow the remaining U.S. federal, state, and local deferred tax assets, net of valuation allowances, to be realized within approximately 9 years. Based on the tax planning strategies that are prudent and feasible, management believes that it is more likely than not that the Company will realize the tax benefit of the deferred tax assets, net of the existing valuation allowance, in the future. However, the realization of deferred income taxes is dependent on future events, and changes in estimate in future periods could result in adjustments to the valuation allowance.
The income tax expense from continuing operations of $0.3 million and $2.0 million for the three months ended June 30, 2014 and 2013, and income tax expense from continuing operations of $4.4 million and $5.9 million for the nine months ended June 30, 2014 and 2013, respectively, reflect estimated federal, foreign and state taxes.
For the three months ended June 30, 2014, the Company’s effective tax rate was 8% compared to 28% for the three months ended June 30, 2013. The effective tax rate is lower due to certain discrete items recognized during the quarter ended June 30, 2014. For the nine months ended June 30, 2014, the Company’s effective tax rate was 24% compared to 26% for the nine months ended June 30, 2013.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company has open tax years ranging from September 30, 2008 through September 30, 2013 with U.S. federal and state and local taxing authorities. In the U.K., the Company has open tax years ending September 30, 2012 to September 30, 2013. In Brazil, the Company has open tax years ranging from December 31, 2008 through December 31, 2012. In Argentina, the Company has open tax years ranging from December 31, 2006 to September 30, 2013. The Internal Revenue Service commenced an examination of the U.S. income tax return for the fiscal year ended September 30, 2010. The IRS examination was settled in April of 2014 with no adjustments. Additionally, INTL FCStone is under state examinations for various periods, ranging from September 2009 through September 30, 2012. The Company is also under examination in Nigeria for tax years 2006 through 2013.

Note 17 – Acquisitions
Forward Insight Commodities LLC
In an acquisition agreement dated April 2, 2014, the Company’s wholly owned subsidiary, FCStone Group, Inc. (“FCG”), agreed to acquire all of the outstanding member interests of Forward Insight Commodities, LLC (“FIC”). FIC is a brokerage firm focused on the structuring and execution of transactions in the energy derivative space.
The consideration to be paid for the acquisition consists of contingent payments based on the pre-tax earnings of the business for the twelve month period following the acquisition and is estimated to be $0.5 million as of June 30, 2014. The purchase price for the acquisition is not material to the condensed consolidated financial statements. The allocation of the purchase price to separately identifiable intangible assets is preliminary in nature, and is subject to adjustment as additional information is obtained, including but not limited to the calculation of the contingent consideration and valuation of separately identifiable intangible assets. These calculations and valuations of any identified intangible assets are subject to change within the measurement period (up to one year from the acquisition date) as valuations are finalized. When the valuations are finalized, any changes may result in adjustments to separately identifiable intangible assets and goodwill. Any adjustments made to the valuations are not expected to be material. The intangible assets recognized in this transaction of $0.5 million were assigned to the Clearing and Execution Services segment.
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
Note 18 – Discontinued Operations
Exit of Physical Base Metals Business
During the second quarter of fiscal 2013, as a result of a change in management strategy in the Company’s base metals product line, the Company elected to pursue an exit of its physical base metals business through the sale and orderly liquidation of current open positions. During the following months, the Company completed a sale of a portion of the physical base metals open contract positions, and the liquidation of the majority of the remaining physical base metals open contract positions and inventory. The exit of the physical base metals business was substantially completed by the end of fiscal 2013, including the termination of the physical base metals trading team and certain operational support personnel. The remaining open contract positions were fulfilled during the second fiscal quarter of 2014. Under existing accounting guidance, before the implementation of ASU 2014-08, the Company has reclassified the physical base metals activities in the financial statements as discontinued operations for all periods presented. The physical base metals business was previously included in the Commodity and Risk Management Services segment (see Note 19 – Segment Analysis). The Company continues to operate the portion of its base metals business related to non-physical assets, conducted primarily through the London Metals Exchange.
Summarized below are the components of the Company’s income (loss) from discontinued operations for the three and nine months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2014	2013	2014	2013
Total revenues from discontinued operations	$—	$337.5	$40.9	$1,172.0
Total cost of sales of physical commodities from discontinued operations	—	337.7	40.2	1,162.5
Operating revenues	$—	$(0.2)	$0.7	$9.5

(Loss) income from discontinued operations before income taxes	$(0.3)	$(2.2)	$(0.4)	$2.3
Income tax benefit (expense)	0.1	0.4	0.1	(1.1)
(Loss) income from discontinued operations, net of tax	$(0.2)	$(1.8)	$(0.3)	$1.2

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

Information concerning operations in these segments of business is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2014	2013	2014	2013
Total revenues:
Commercial Hedging	$54.9	$54.0	$164.3	$155.2
Global Payments	13.6	11.2	40.0	30.6
Securities	20.0	16.0	58.6	48.7
Physical Commodities	6,890.5	9,544.5	23,020.3	33,231.8
Clearing and Execution Services	27.1	34.1	85.5	92.1
Corporate unallocated	(1.0)	(0.7)	(2.0)	7.5
Total	$7,005.1	$9,659.1	$23,366.7	$33,565.9
Operating revenues (loss):
Commercial Hedging	$54.9	$54.0	$164.3	$155.2
Global Payments	13.6	11.2	40.0	30.6
Securities	20.0	16.0	58.6	48.7
Physical Commodities	3.6	8.4	13.9	22.2
Clearing and Execution Services	27.1	34.1	85.5	92.1
Corporate unallocated	(1.0)	(0.7)	(2.0)	7.5
Total	$118.2	$123.0	$360.3	$356.3
Net operating revenues (loss):
Commercial Hedging	$44.1	$43.9	$132.9	$126.3
Global Payments	11.9	9.9	34.7	27.2
Securities	12.8	10.6	40.2	34.6
Physical Commodities	3.0	7.5	11.7	19.2
Clearing and Execution Services	6.5	10.5	22.0	26.0
Corporate unallocated	(2.3)	(1.1)	(6.2)	6.4
Total	$76.0	$81.3	$235.3	$239.7
Net contribution:
(Revenues less cost of sales, transaction-based clearing expenses, variable bonus compensation, introducing broker commissions and interest expense)
Commercial Hedging	$32.2	$31.4	$97.3	$92.4
Global Payments	9.3	7.6	27.1	20.7
Securities	9.7	8.1	30.5	27.0
Physical Commodities	2.0	5.5	9.2	14.3
Clearing and Execution Services	5.5	7.9	17.7	20.1
Total	$58.7	$60.5	$181.8	$174.5
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial Hedging	$16.6	$16.1	$51.3	$45.5
Global Payments	7.0	5.4	20.3	15.0
Securities	4.9	3.2	15.9	12.8
Physical Commodities	0.1	3.5	3.6	8.5
Clearing and Execution Services	0.9	3.3	4.3	5.0
Total	$29.5	$31.5	$95.4	$86.8
Reconciliation of segment income to income from continuing operations, before tax:
Segment income	$29.5	$31.5	$95.4	$86.8
Costs not allocated to operating segments	25.5	24.4	77.2	64.0
Income from continuing operations, before tax	$4.0	$7.1	$18.2	$22.8

(continued)
(in millions)	As of June 30, 2014	As of September 30, 2013
Total assets:
Commercial Hedging	$1,444.3	$1,005.1
Global Payments	35.1	57.2
Securities	247.8	204.2
Physical Commodities	182.0	132.5
Clearing and Execution Services	1,166.8	1,333.3
Corporate unallocated	108.1	115.7
Total	$3,184.1	$2,848.0
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
Recent Events Affecting the Financial Services Industry
The Dodd-Frank Act created a comprehensive new regulatory regime governing the OTC and listed derivatives markets and their participants by requiring, among other things: centralized clearing of standardized derivatives (with certain stated exceptions); the trading of clearable derivatives on swap execution facilities or exchanges; and registration and comprehensive regulation of new categories of market participants as “swap dealers” and swap “introducing brokers.” Our subsidiary, INTL FCStone Markets, LLC, is a registered swap dealer. Most of the rules affecting this business are now final, and external business conduct rules came into effect on May 1, 2013. Nevertheless, some important rules, such as those setting capital and margin requirements, have not been finalized or fully implemented, and it is too early to predict with any degree of certainty how we will be affected. We will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act. The legislation and implementing regulations affect not only us, but also many of our customers and counterparties.
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
Discontinued Operations and Operating Segment Reorganization
During the second quarter of fiscal 2013, as a result of a change in management strategy in our base metals product line, we elected to pursue an exit of our physical base metals business through the sale and orderly liquidation of then-current open positions. We completed the exit of the physical base metals business during the second quarter of fiscal 2014. We have reclassified the physical base metals activities in the financial statements for all periods presented as discontinued operations. We continue to operate the portion of our base metals business related to non-physical assets, conducted primarily through the LME in our Commercial Hedging segment.
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
Executive Summary
We experienced a modest decline in operating revenues during the third quarter of 2014, as improved performance in our Commercial Hedging, Global Payments and Securities segments was more than offset by declines in our Physical Commodities and Clearing and Execution Services (“CES”) segments. Interest income on customer deposits remained constrained by historically low short term interest rates, however, average customer equity, which generates interest income for us, increased 8% to $1.8 billion compared to the prior year.
The increase in our core Commercial Hedging operating revenues was primarily a result of an increase in exchange-traded customer volumes. The increase in exchange-traded volumes was driven by improving domestic agricultural markets as well as continued volume growth in the LME metals business, partially attributed to expansion in the Far East markets. OTC revenues declined, despite a slight increase in OTC volumes as spreads narrowed compared to the prior year.
Operating revenues in our Global Payments segment experienced strong growth compared to the prior year, with operating revenues matching the record levels of our first quarter of 2014, which is typically the strongest quarter of the fiscal year in this segment. The sustained growth has resulted from the continued acquisition of commercial bank clients and the successful implementation of a new back office platform which enables us to process increased volumes, including smaller notional payments, without requiring the hiring of additional support personnel.

All product lines within our Securities segment experienced growth in the third quarter of 2014, highlighted by double digit growth in equity market-making and debt trading resulting from favorable market conditions both domestically and in South America. Performance declined in both our Physical Commodities and CES segments, driven by low market volatility in exchange-traded and cash foreign exchange markets as well as a decline in customer transactions in physical commodities’ businesses.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 55% of total expenses in the third quarter of 2014 compared to 57% in the prior year, while non-variable expenses increased by less that 1% between the two periods. Overall, net income from continuing operations decreased $1.4 million to $3.7 million in the third quarter compared to the prior year due to the overall decline in operating revenues. For the nine months ended June 30, 2014, variable expenses were 55% of total expenses compared to 54% in the prior year, while non-variable expenses increased $0.2 million between the two periods. Net income from continuing operations declined in the nine months ended June 30, 2014 to $13.8 million compared to $16.9 million in the prior year, primarily as a result of the $5.8 million after tax gain on the sale of LME and KCBT shares in the prior year period.
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
These requirements may have a temporary impact on our reported earnings. Following the discontinuance of our physical base metals business, we believe the effects of these requirements on our results have lessened and whereas we previously managed our Physical Commodities business segment as well as assessed our overall performance on an adjusted marked-to-market basis, we now manage both on a U.S. GAAP basis.

Results of Operations
Set forth below is a discussion of the results of our operations, as viewed by management, for the three and nine months ended June 30, 2014 and 2013.
Financial Information (Unaudited)

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2014	% Change	2013	2014	% Change	2013
Operating revenues	$118.2	(4)%	$123.0	$360.3	1%	$356.3
Transaction-based clearing expenses	28.1	(3)%	28.9	81.0	(1)%	82.1
Introducing broker commissions	11.6	5%	11.0	36.0	24%	29.0
Interest expense	2.5	39%	1.8	8.0	45%	5.5
Net operating revenues	76.0	(7)%	81.3	235.3	(2)%	239.7
Compensation and other expenses	72.0	(3)%	74.2	217.1	—%	216.9
Income from continuing operations, before tax	4.0	(44)%	7.1	18.2	(20)%	22.8
Income tax expense	0.3	(85)%	2.0	4.4	(25)%	5.9
Net income from continuing operations	3.7	(27)%	5.1	13.8	(18)%	16.9
(Loss) income from discontinued operations, net of tax	(0.2)	(89)%	(1.8)	(0.3)	(125)%	1.2
Net income	$3.5	6%	$3.3	$13.5	(25)%	$18.1

Balance Sheet information:				June 30, 2014	% Change	June 30, 2013
Total assets				$3,184.1	10%	$2,901.8
Stockholders’ equity				$339.9	3%	$328.5
The selected data table below reflects key operating metrics used by management in evaluating our product lines, for the periods indicated:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2014	% Change	2013	2014	% Change	2013
Volumes and Other Data:
Exchange-traded volume (contracts, 000’s)	22,197.6	(18)%	26,968.5	71,040.7	(8)%	76,834.2
OTC volume (contracts, 000’s)	356.6	3%	347.7	988.5	6%	929.2
Global payments (# of payments, 000’s)	47.7	26%	37.8	133.5	29%	103.1
Gold equivalent ounces traded (000’s)	17,239.3	(30)%	24,650.5	56,836.9	(20)%	70,711.1
Equity market-making (gross dollar volume, millions)	$17,254.2	(5)%	$18,243.3	$52,904.8	27%	$41,550.4
Foreign exchange prime brokerage volume (U.S. notional, millions)	$65,306.9	(16)%	$78,018.1	$249,205.0	13%	$220,610.2
Average assets under management (U.S. dollar, millions)	$484.2	12%	$431.4	$512.2	12%	$458.6
Average customer segregated equity (millions)	$1,799.1	8%	$1,664.2	$1,733.2	5%	$1,652.6
Operating Revenues
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Our operating revenues for the third quarter and the prior year were $118.2 million and $123.0 million, respectively. This decrease in operating revenue was driven by $4.8 million and $7.0 million decreases in operating revenue in the Physical Commodities and Clearing and Execution Services (“CES”) segments, respectively. These decreases were partially offset by $4.0 million and $2.4 million increases in Securities and Global Payments segment operating revenues, respectively. Commercial Hedging operating revenues were relatively flat, adding $0.9 million in operating revenues compared to the prior year period.
Operating revenues in our Commercial Hedging segment increased 2% in the third quarter to $54.9 million, primarily due to a $3.0 million increase in exchange-traded revenues, primarily in the agricultural commodity and LME markets. The increased customer volumes in these markets drove an overall 12% increase in exchange-traded volumes in the third quarter. OTC revenues declined 10% driven by lower agricultural revenues and foreign exchange hedging activity. OTC volumes increased 3% in the third quarter as a result of increased activity in the energy and renewable fuels markets.
Operating revenues in our Global Payments segment increased 21% in the third quarter to $13.6 million compared to the prior year, driven by a 26% increase in the number of global payments made.
Operating revenues in our Securities segment increased 25% to $20.0 million in the third quarter compared to the prior year. Operating revenues increased as a result of growth in all product lines in this segment, most notably equity market-making and debt trading. Physical Commodity segment operating revenues decreased $4.8 million compared to the prior year period, as a result of a 30% decline in the number of ounces traded in precious metals as well as reduced customer activity in the physical agricultural and energy commodity product lines.
Operating revenues in our CES segment declined $7.0 million to $27.1 million the third quarter. Exchange-traded commission and clearing fee revenues decreased $3.6 million as a result of a 23% decline in exchange traded volumes driven by overall low market volatility. Difficult market conditions drove a $3.4 million decline in operating revenues in the customer prime brokerage produce line, with customer volumes declining 20% in the third quarter compared to the prior year as well as lower performance on the arbitrage desk. See Segment Information below for additional information on activity in each of the segments.
Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013
Our operating revenues for the current nine months ended and the prior year were $360.3 million and $356.3 million, respectively. This increase in operating revenues resulted from a $9.1 million increase in our Commercial Hedging segment, a $9.4 million increase in our Global Payments segment and a $9.9 million increase in our Securities segment, partially offset by $8.3 million and $6.6 million declines in operating revenues in our Physical Commodities and CES segments, respectively. The prior year period includes a $9.2 million realized gain on our sale of shares in the LME and KCBT in the first quarter of 2013.
Operating revenues in our Commercial Hedging segment increased 6% in the current nine months ended to $164.3 million, primarily due to a $9.8 million increase in exchange-traded revenues, primarily in the agricultural commodity and LME metal markets. This increase was driven by a 4% increase in exchange-traded volumes as well as an improved average commission rate earned per contract. OTC revenues were relatively flat with the prior year, despite a 6% increase in OTC volumes as a result of a decline in the average rate per contract in the current nine months ended.
Operating revenues in our Global Payments segment increased 31% in the current nine months ended to $40.0 million compared to the prior year, driven by a 29% increase in the number of global payments made.
Operating revenues in our Securities segment increased 20% in the current nine months ended to $58.6 million, primarily as a result of $4.3 million and $3.9 million increase in operating revenues in the asset management and equity market-making product lines. In addition, investment banking product line revenues increase $0.8 million compared to the prior year period, while debt trading revenues increased $0.9 million. Physical Commodity segment operating revenues decreased $8.3 million compared to the prior year period, as a result of a 20% decline in the number of ounces traded in precious metals as well as reduced customer activity in the physical agricultural and energy commodity product lines.
Operating revenues in our CES segment decreased 7% in the current nine months ended to $85.5 million. Exchange-traded commission and clearing fee revenues decreased $0.9 million as a result of a 10% decline in exchange-traded volumes partially offset by an improvement in the overall average commission rate per contract. In addition, operating revenues in our customer prime brokerage product line declined $5.5 million as a result of a narrowing of spreads in the foreign exchange markets and declining performance on our arbitrage desk. See Segment Information below for additional information on activity in each of the segments.
Interest and Transactional Expenses
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Transaction-based clearing expenses: Transaction-based clearing expenses decreased 3% to $28.1 million in the third quarter compared to $28.9 million in the prior year, and were 24% of operating revenues in the third quarter compared to 23% in the prior year. The decrease in expense is primarily related to lower exchange-traded volume in our CES segment, partially offset by higher ADR conversion fees in our equity market-making business and exchange clearing costs in our LME metals activities.
Introducing broker commissions: Introducing broker commissions increased 5% to $11.6 million in the third quarter compared to $11.0 million in the prior year, and were 10% of operating revenues in the third quarter compared to 9% in the prior year. The increase is primarily due to the higher volume of payments in our Global Payments segment and an increase in LME metals activity, partially offset by lower expenses in our CES segment.
Interest expense: Interest expense increased to $2.5 million in the third quarter compared to $1.8 million in the prior year. The increase is primarily related to the coupon interest and amortization of related debt financing costs, which aggregate to $1.1 million per quarter, related to our offering of 8.5% Senior Notes due July 2020 completed during the fourth quarter of fiscal 2013.
Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013
Transaction-based clearing expenses: Transaction-based clearing expenses decreased 1% to $81.0 million in the current nine months ended compared to $82.1 million in the prior year, and were 22% of operating revenues in the current nine months ended compared to 23% in the prior year. Decreases in expense in our CES segment, related to lower exchange-traded volume, and FX prime brokerage activities were nearly offset by higher ADR conversion fees in our equity market-making business and exchange clearing costs in our LME metals activities.
Introducing broker commissions: Introducing broker commissions increased 24% to $36.0 million in the current nine months ended compared to $29.0 million in the prior year, and were 10% of operating revenues in the current nine months ended compared to 8% in the prior year. The increase is primarily due to the higher volume of payments in our Global Payments segment and an increase in LME metals activity. Also, the addition of new introducing broker relationships, particularly in our CES segment, since the end of the prior-year quarter resulted in an increase in introducing broker commission expenses.
Interest expense: Interest expense increased 45% to $8.0 million in the current nine months ended compared to $5.5 million in the prior year. This increase is primarily related to the coupon interest and amortization of related debt financing costs, which aggregate to $1.1 million per quarter, related to our offering of 8.5% Senior Notes due July 2020 completed during the fourth quarter of fiscal 2013. The increase was partially offset by a decrease in interest expense related to commodity financing and facilitation activities due to lower average outstanding borrowings during fiscal 2014.
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
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Net operating revenues decreased $5.3 million, or 7%, to $76.0 million in the third quarter compared to $81.3 million in the prior year.
Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013
Net operating revenues decreased $4.4 million, or 2%, to $235.3 million in the current nine months ended compared to $239.7 million in the prior year.

Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2014	% Change	2013	2014	% Change	2013
Compensation and benefits:
Fixed compensation and benefits	$27.2	1%	$26.9	$81.2	—%	$81.6
Variable compensation and benefits	22.0	(11)%	24.7	67.0	—%	67.0
	49.2	(5)%	51.6	148.2	—%	148.6
Other non-compensation expenses:
Communication and data services	6.6	12%	5.9	19.0	12%	16.9
Occupancy and equipment rental	2.9	—%	2.9	9.1	1%	9.0
Professional fees	3.5	21%	2.9	11.9	23%	9.7
Travel and business development	2.6	—%	2.6	7.4	(3)%	7.6
Depreciation and amortization	1.9	(5)%	2.0	5.5	(10)%	6.1
Bad debts and impairments	0.1	—%	0.1	0.8	300%	0.2
Other expense	5.2	(16)%	6.2	15.2	(19)%	18.8
	22.8	1%	22.6	68.9	1%	68.3
Total compensation and other expenses	$72.0	(3)%	$74.2	$217.1	—%	$216.9
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Compensation and Other Expenses: Compensation and other expenses decreased $2.2 million, or 3% to $72.0 million in the third quarter compared to $74.2 million in the prior year.
Compensation and Benefits: Total compensation and benefits expense decreased 5% to $49.2 million compared to $51.6 million in the prior year. Total compensation and benefits were 65% of net operating revenues in the third quarter compared to 63% of net operating revenues in the prior year. The variable portion of compensation and benefits decreased by 11% to $22.0 million in the third quarter compared to $24.7 million in the prior year. Variable compensation and benefits were 29% of net operating revenues in the third quarter compared to 30% in the prior year. Administrative and executive incentive compensation was $2.4 million in the third quarter compared to $2.7 million in the prior year.
The fixed portion of compensation and benefits increased 1% to $27.2 million in the third quarter compared to $26.9 million in the prior year. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Stock option expense was $0.4 million in the third quarter compared with $0.5 million in the prior year. Restricted stock expense was $0.6 million in the third quarter compared with $1.2 million in the prior year. The number of employees increased to 1,127 at the end of the third quarter compared to 1,111 at the beginning of the third quarter. The number of employees at the end of the prior year was 1,107.
Other Non-Compensation Expenses: Other non-compensation expenses increased 1% to $22.8 million in the third quarter compared to $22.6 million in the prior year. Communication and data services expenses increased $0.7 million, primarily related to expansion of our LME metals and Financial Ag’s & Energy business activities. Professional fees increased $0.6 million, primarily related to legal fees. Other expense decreased $1.0 million, primarily related to the lower contingent consideration charges recorded in the third quarter compared to the prior year.
Provision for Taxes: The effective income tax rate was 8% in the third quarter compared to 28% in the prior year, primarily due to certain discrete items recognized during the quarter ended June 30, 2014. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Our effective income tax rate during both periods, after consideration for discrete items, was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions.
Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013
Compensation and Other Expenses: Compensation and other expenses increased $0.2 million to $217.1 million in the current nine months ended compared to $216.9 million in the prior year.
Compensation and Benefits: Total compensation and benefits expense decreased $0.4 million to $148.2 million compared to $148.6 million in the prior year. Total compensation and benefits were 63% of net operating revenues in the current nine months ended compared to 62% of net operating revenues in the prior year. The variable portion of compensation and benefits was unchanged at $67.0 million in both the current nine months ended and in the prior year. Variable compensation and benefits were 28% of net operating revenues in the current nine months ended as well as in the prior year. Administrative and executive incentive compensation was $7.3 million in the current nine months ended compared to $8.1 million in the prior year.
The fixed portion of compensation and benefits decreased modestly to $81.2 million in the current nine months ended compared to $81.6 million in the prior year. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Stock option expense was $1.1 million in the current nine months ended compared to $1.5 million in the prior year. Restricted stock expense was $2.1 million in the current nine months ended, compared to $3.8 million in the prior year. The number of employees increased 3% to 1,127 at the end of the third quarter compared to 1,094 at the end of fiscal 2013. The number of employees at the end of the prior year period was 1,107.
Other Non-Compensation Expenses: Other non-interest expenses increased 1% to $68.9 million in the current nine months ended compared to $68.3 million in the prior year. Communication and data services expenses increased $2.1 million, primarily due to increases in market information expenses and trade system costs related to expansion of our LME metals and Financial Ag’s & Energy business activities. Professional fees increased $2.2 million, including consultancy costs for the FCStone risk review, service costs incurred related to our restatement of the 2012 and 2011 consolidated financial statements, and higher legal costs. Depreciation and amortization decreased $0.6 million, primarily due to lower amortization of intangible assets, as certain intangibles became fully amortized during fiscal 2013. Bad debt expense in the nine months ended June 30, 2014 included a customer account deficit in Brazil and a charge-off of uncollectible service fees.
Other expense decreased $3.6 million. The decrease is primarily related to a regulatory settlement of $1.5 million incurred during the prior-year and changes in contingent consideration related to acquisitions, which decreased $1.6 million. We recorded expense of $0.3 million in the current nine months ended compared to $1.9 million in the prior year. The prior-year contingent consideration included $0.4 million for the final purchase price adjustment related to FCStone, LLC’s pre-merger acquisition of Globecot, Inc. and $0.8 million for purchase price adjustments related to acquisitions which were finalized during fiscal 2013.
Provision for Taxes: The effective income tax rate was 24% in the current nine months ended, compared with 26% in the prior year. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Our effective income tax rate during both periods was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions.

Unallocated Costs and Expenses
The following table is a breakout of our unallocated costs and expenses from the total costs and expenses shown above. The unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2014	% Change	2013	2014	% Change	2013
Compensation and benefits:
Fixed compensation and benefits	$8.7	(2)%	$8.9	$26.3	—%	$26.3
Variable compensation and benefits	2.4	(11)%	2.7	7.3	(10)%	8.1
	11.1	(4)%	11.6	33.6	(2)%	34.4
Other non-compensation expenses:
Communication and data services	0.9	—%	0.9	3.1	11%	2.8
Occupancy and equipment rental	3.0	3%	2.9	9.1	1%	9.0
Professional fees	2.3	44%	1.6	7.7	38%	5.6
Travel and business development	0.5	(17)%	0.6	1.6	—%	1.6
Depreciation and amortization	1.7	—%	1.7	4.7	(11)%	5.3
Other expense	3.8	(7)%	4.1	11.6	(3)%	11.9
	12.2	3%	11.8	37.8	4%	36.2
Total compensation and other expenses	$23.3	—%	$23.4	$71.4	1%	$70.6
Total unallocated costs and other expenses decreased $0.1 million to $23.3 million in the third quarter compared to $23.4 million in the prior year. Compensation and other expenses decreased $0.5 million, or 4% to $11.1 million in the third quarter compared to $11.6 million in the prior year. The increase in professional fees is primarily due to legal costs related to regulatory and employment matters.
Total unallocated costs and other expenses increased $0.8 million, or 1%, to $71.4 million in the current nine months ended compared to $70.6 million in the prior year. Compensation and other expenses decreased $0.8 million, or 2% to $33.6 million in the current nine months ended compared to $34.4 million in the prior year. The increase in professional fees is primarily due to legal costs related to regulatory and employment matters. The decrease in depreciation and amortization is primarily due to lower amortization of intangible assets, as certain intangibles became fully amortized during fiscal 2013.
Variable vs. Fixed Expenses

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2014	% of Total	2013	% of Total	2014	% of Total	2013	% of Total
Variable compensation and benefits	$22.0	20%	$24.7	22%	$67.0	20%	$67.0	20%
Transaction-based clearing expenses	28.1	25%	28.9	25%	81.0	24%	82.1	25%
Introducing broker commissions	11.6	10%	11.0	10%	36.0	11%	29.0	9%
Total variable expenses	61.7	55%	64.6	57%	184.0	55%	178.1	54%
Fixed compensation and benefits	27.2	24%	26.9	23%	81.2	24%	81.6	25%
Other fixed expenses	22.7	21%	22.5	20%	68.1	21%	68.1	21%
Bad debts and impairments	0.1	—%	0.1	—%	0.8	—%	0.2	—%
Total non-variable expenses	50.0	45%	49.5	43%	150.1	45%	149.9	46%
Total non-interest expenses	$111.7	100%	$114.1	100%	$334.1	100%	$328.0	100%
We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible. The table above shows an analysis of our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the three and nine months ended June 30, 2014 and 2013, respectively.

Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 55% in the third quarter compared to 57% in the prior year. As a percentage of total non-interest expenses, variable expenses were 55% in the current nine months ended compared to 54% in the prior year.
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

Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2014	% of Operating Revenues	2013	% of Operating Revenues	2014	% of Operating Revenues	2013	% of Operating Revenues
Operating revenues	$119.2	100%	$123.7	100%	$362.3	100%	$348.8	100%
Transaction-based clearing expenses	28.0	23%	28.8	23%	80.6	22%	81.9	23%
Introducing broker commissions	11.6	10%	11.0	9%	36.0	10%	29.0	8%
Interest expense	1.3	1%	1.5	1%	4.2	1%	4.6	1%
Net operating revenues	78.3		82.4		241.5		233.3
Variable direct compensation and benefits	19.6	16%	21.9	18%	59.7	16%	58.8	17%
Net contribution	58.7		60.5		181.8		174.5
Non-variable direct expenses	29.2	24%	29.0	23%	86.4	24%	87.7	25%
Segment income	$29.5		$31.5		$95.4		$86.8

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Net contribution for all of our business segments decreased 3% to $58.7 million in the third quarter compared to $60.5 million in the prior year. Segment income decreased 6% to $29.5 million in the third quarter compared to $31.5 million in the prior year.
Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013
Net contribution for all of our business segments increased 4% to $181.8 million in the current nine months ended compared to $174.5 million in the prior year. Segment income increased 10% to $95.4 million in the current nine months ended compared to $86.8 million in the prior year.
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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
The following table provides the financial performance for Commercial Hedging for the periods indicated.

	Three Months Ended June 30,
(in millions)	2014	% Change	2013
Trading gains, net	$29.7	(5)%	$31.2
Commission and clearing fees	20.0	12%	17.9
Consulting and management fees	4.1	5%	3.9
Interest income	1.1	10%	1.0
Operating revenues	54.9	2%	54.0
Transaction-based clearing expenses	6.5	10%	5.9
Introducing broker commissions	4.2	2%	4.1
Interest expense	0.1	n/m	0.1
Net operating revenues	44.1	—%	43.9
Variable direct compensation and benefits	11.9	(5)%	12.5
Net contribution	32.2	3%	31.4
Non-variable direct expenses	15.6	2%	15.3
Segment income	$16.6	3%	$16.1
The following table sets forth transactional revenues and selected data for Commercial Hedging for the periods indicated.

	Exchange-traded			OTC
	Three Months Ended June 30,			Three Months Ended June 30,
	2014	% Change	2013	2014	% Change	2013
Transactional revenues (in millions):
Agricultural	$14.0	6%	$13.2	$13.3	(18)%	$16.3
Energy and renewable fuels	1.6	(6)%	1.7	7.4	90%	3.9
LME metals	9.5	32%	7.2	—	—	—
Other	1.8	—%	1.8	2.1	(58)%	5.0
	$26.9	13%	$23.9	$22.8	(10)%	$25.2
Selected data:
Volume (contracts, 000’s)	4,603.3	12%	4,096.2	356.6	3%	347.7
Average rate per contract (1) (2)	$5.75	1%	$5.72	$61.51	(11)%	$69.34
Average customer segregated equity (millions)	$984.5	17%	$842.4
(1) Give-up fee revenues included in exchange-traded transactional revenues have been excluded from the calculation of exchange-traded average rate per contract.
(2) Cash brokerage revenues included in OTC transactional revenues have been excluded from the calculation of OTC average rate per contract.
Operating revenues increased 2% to $54.9 million in the third quarter compared to $54.0 million in the prior year. Exchange-traded revenues increased 13%, to $26.9 million in the third quarter, driven primarily by strong growth in LME metals revenues. Agricultural commodity exchange-traded revenues benefited from improved market conditions and customer activity in the domestic grain markets, while LME metals benefited from increased customer activity and expansion activities in the Far East. Overall exchange-traded contract volume increased 12% and the average rate per contract increased to $5.75.
Over-the-counter (“OTC”) revenues decreased 10%, to $22.8 million in the third quarter, with strong growth in energy and renewable fuels revenues more than offset by declines in agricultural and foreign exchange hedging. Energy and renewable fuels OTC revenues benefited from increased customer volumes driven by favorable margins in the ethanol markets as well as increased market volatility.
Consulting and management fees increased slightly compared to the prior year as a result of an increase in the number of customers utilizing our advisory services and interest income, which remains constrained by low short-term interest rate, increased 10%, to 1.1 million compared to the prior year, driven by a 17% increase in average customer equity as a result of increased customer exchange traded activity.

Segment income increased to $16.6 million in the third quarter compared to $16.1 million in the prior year. Variable expenses expressed as a percentage of operating revenues decreased to 41% compared to 42% in the prior year.
Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013
The following table provides the financial performance for Commercial Hedging for the periods indicated.

	Nine Months Ended June 30,
(in millions)	2014	% Change	2013
Trading gains, net	$91.4	2%	$89.3
Commission and clearing fees	58.6	14%	51.2
Consulting and management fees	11.5	2%	11.3
Interest income	2.8	(18)%	3.4
Operating revenues	164.3	6%	155.2
Transaction-based clearing expenses	18.4	3%	17.9
Introducing broker commissions	12.8	19%	10.8
Interest expense	0.2	—%	0.2
Net operating revenues	132.9	5%	126.3
Variable direct compensation and benefits	35.6	5%	33.9
Net contribution	97.3	5%	92.4
Non-variable direct expenses	46.0	(2)%	46.9
Segment income	$51.3	13%	$45.5
The following table sets forth transactional revenues and selected data for Commercial Hedging for the periods indicated.

	Exchange-traded			OTC
	Nine Months Ended June 30,			Nine Months Ended June 30,
	2014	% Change	2013	2014	% Change	2013
Transactional revenues (in millions):
Agricultural	$42.4	12%	$37.9	$37.5	(9)%	$41.1
Energy and renewable fuels	4.4	(10)%	4.9	25.9	36%	19.0
LME metals	28.3	25%	22.7	—	—	—
Other	5.4	n/m	5.2	6.1	(37)%	9.7
	$80.5	14%	$70.7	$69.5	—%	$69.8
Selected data:
Volume (contracts, 000’s)	13,232.1	4%	12,668.0	988.5	6%	929.2
Average rate per contract (1) (2)	$6.00	10%	$5.46	$67.76	(6)%	$71.88
Average customer segregated equity (millions)	$852.7	(8)%	$928.3
(1) Give-up fee revenues included in exchange-traded transactional revenues have been excluded from the calculation of exchange-traded average rate per contract.
(2) Cash brokerage revenues included in OTC transactional revenues have been excluded from the calculation of OTC average rate per contract.
Operating revenues increased 6% to 164.3 million in the current nine months ended compared to $155.2 million in the prior year. Exchange-traded revenues increased 14%, to $80.5 million in the current nine months ended, driven primarily by growth in agricultural commodity and LME metals revenues. Agricultural commodity exchange-traded revenues benefited from improved market conditions in the domestic grain and global coffee markets, primarily in the second quarter of 2014. The LME metals revenue growth was driven by increased customer activity and expansion activities in the Far East. Overall exchange-traded contract volume increased 4% and the average rate per contract increased to $6.00 primarily driven by an increase in business from introducing brokers, as evidenced by the $2.0 million increase in introducing broker commission expense and overall business mix.
OTC revenues were relatively flat at $69.5 million in the current nine months ended, with growth in energy and renewable fuels revenues offset by declines in in agricultural commodity and foreign exchange hedging revenues. OTC volumes increased 6%, to 988 thousand contracts in the current nine months ended compared to 929 thousand in the prior year.

Consulting and management fees were relatively flat in the current nine months ended compared to the prior year while interest income, which remains constrained by low short-term interest rate, declined 18%, to $2.8 million in the current nine months ended compared to $3.4 million in the prior year, driven by a 8% decrease in average customer equity as a result of lower exchange-traded margin requirements.
Segment income increased 13% to $51.3 million in the current nine months ended compared to $45.5 million in the prior year. Variable expenses expressed as a percentage of operating revenues increased slightly to 41% the current nine months ended compared to 40% in the prior year.
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
The following table provides the financial performance and selected data for Global Payments for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2014	% Change	2013	2014	% Change	2013
Operating revenues	$13.6	21%	$11.2	$40.0	31%	$30.6
Transaction-based clearing expenses	0.6	(25)%	0.8	1.9	(14)%	2.2
Introducing broker commissions	1.1	267%	0.3	3.2	357%	0.7
Interest expense	—	(100)%	0.2	0.2	(60)%	0.5
Net operating revenues	11.9	20%	9.9	34.7	28%	27.2
Variable direct compensation and benefits	2.6	13%	2.3	7.6	17%	6.5
Net contribution	9.3	22%	7.6	27.1	31%	20.7
Non-variable direct expenses	2.3	5%	2.2	6.8	19%	5.7
Segment income	$7.0	30%	$5.4	$20.3	35%	$15.0
Selected data:
Global payments (number of trades, 000’s)	47.7	26%	37.8	133.5	29%	103.1
Average revenue per trade	$285.12	(4)%	$296.30	$299.63	1%	$296.80
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Operating revenues increased 21% to $13.6 million in the third quarter compared to $11.2 million in the prior year. This operating revenue growth was driven by a 26% increase in the volume of payments made as we continued to benefit from an increase in financial institutions and other customers utilizing our electronic transaction order system. This increase in volume was partially tempered by a modest narrowing of spreads realized on the transactions.
Segment income increased 30% to $7.0 million in the third quarter compared to $5.4 million in the prior year. This increase was primarily driven by the increase in operating revenues during the third quarter as non-variable expenses remained relatively flat with the prior year period. Variable expenses expressed as a percentage of operating revenues increased to 32% compared to 30%, primarily as a result of an increase in introducing broker commission expense.
Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013
Operating revenues increased 31% to $40.0 million in the current nine months ended compared to $30.6 million in the prior year. This operating revenue growth was driven by a 29% increase in the volume of trades as well as an increase in the average revenue per trade driven by an increase in spreads in the foreign exchange markets.

Segment income increased 35% to $20.3 million in the current nine months ended compared to $15.0 million in the prior year. This increase was primarily driven by the increase in operating revenues partially offset by a $1.0 million increase in non-variable compensation and benefits. Variable expenses expressed as a percentage of operating revenues increased to 32% compared to 31%, primarily as a result of an increase in introducing broker commission expense.
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
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
The following table provides the financial performance for Securities for the periods indicated.

	Three Months Ended June 30,
(in millions)	2014	% Change	2013
Operating revenues	$20.0	25%	$16.0
Transaction-based clearing expenses	5.3	33%	4.0
Introducing broker commissions	1.3	63%	0.8
Interest expense	0.6	—%	0.6
Net operating revenues	12.8	21%	10.6
Variable direct compensation and benefits	3.1	24%	2.5
Net contribution	9.7	20%	8.1
Non-variable direct expenses	4.8	(2)%	4.9
Segment income	$4.9	53%	$3.2
The following table sets forth operating revenues by product line and selected data for Securities for the periods indicated.

	Three Months Ended June 30,
	2014	% Change	2013
Operating revenues by product line (in millions):
Equity market-making	$12.1	15%	$10.5
Debt trading	3.2	129%	1.4
Investment banking	2.0	5%	1.9
Asset management	2.7	23%	2.2
	$20.0	25%	$16.0
Selected data:
Equity market-making (gross dollar volume, millions)	$17,254.2	(5)%	$18,243.3
Equity revenue per $100 traded	$0.70	21%	$0.58
Average assets under management (millions)	$484.2	12%	$431.4
Operating revenues increased 25% to $20.0 million in the third quarter compared to $16.0 million in the prior year.

Operating revenues in our Securities segment are driven by activities in four product lines, equity market-making, debt trading, investment banking and asset management. Operating revenues in the equity market-making product line increased 15% in the third quarter compared to the prior year as a 5% decrease in gross dollar volume was more than offset by an increase in the revenue per $100 traded. Equity market-making operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the consolidated income statements as ‘transaction-based clearing expenses’.
Operating revenues in the debt trading product line increased 129% in the third quarter compared to the prior year, as a result of improved performance in our Argentina operations in the third quarter compared to relatively weak performance in that region in the prior year. The operating revenues in the investment banking product line were flat with the prior year, while asset management product line operating revenues increased 23% in the third quarter compared to the prior year driven by an increase in assets under management. Average assets under management were $484.2 million in the third quarter compared to $431.4 million in the prior year.
Segment income increased 53% to $4.9 million in the third quarter compared to $3.2 million in the prior year, primarily as a result of the increases in equity market-making and debt trading operating revenues. Variable expenses expressed as a percentage of operating revenues increased to 49% in the third quarter compared to 46% in the prior year driven by an increase in introducing broker commissions and variable direct compensation and benefits.
Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013
The following table provides the financial performance for Securities for the periods indicated.

	Nine Months Ended June 30,
(in millions)	2014	% Change	2013
Operating revenues	$58.6	20%	$48.7
Transaction-based clearing expenses	12.5	29%	9.7
Introducing broker commissions	3.9	26%	3.1
Interest expense	2.0	54%	1.3
Net operating revenues	40.2	16%	34.6
Variable direct compensation and benefits	9.7	28%	7.6
Net contribution	30.5	13%	27.0
Non-variable direct expenses	14.6	3%	14.2
Segment income	$15.9	24%	$12.8
The following table sets forth operating revenues by product line and selected data for Securities for the periods indicated.

	Nine Months Ended June 30,
	2014	% Change	2013
Operating revenues by product line (in millions):
Equity market-making	$30.7	15%	$26.8
Debt trading	9.9	10%	9.0
Investment banking	7.7	12%	6.9
Asset management	10.3	72%	6.0
	$58.6	20%	$48.7
Selected data:
Equity market-making (gross dollar volume, millions)	$52,904.8	27%	$41,550.4
Equity revenue per $100 traded	$0.58	(9)%	$0.64
Average assets under management (millions)	$512.2	12%	$458.6
Operating revenues increased 20% to $58.6 million in the current nine months ended compared to $48.7 million in the prior year.
Operating revenues in the equity market-making product line increased 15% in the current nine months ended compared to the prior year, primarily as a result of a 27% increase in the gross dollar volume traded as a result of favorable market conditions.

Operating revenues in the debt trading product line increased 10% in the current nine months ended compared to the prior year. This increase in operating revenues was a result of an increase in domestic trading operations in the current nine months ended partially offset by weaker year to date results in our Argentina operations. Investment banking operating revenues increased 12% in the current nine months ended compared to the prior year, while asset management revenues increased 72% in the current nine months ended compared to the prior year driven by both an increase in assets under management and performance of the underlying funds. Average assets under management were $512.2 million in the current nine months ended compared to $458.6 million in the prior year.
Segment income increased 24% to $15.9 million in the current nine months ended compared to $12.8 million in the prior year, primarily as a result of the increase in operating revenues. Variable expenses expressed as a percentage of operating revenues increased to 45% in the current nine months ended compared to 42% in the prior year, driven by an increase in introducing broker commissions and variable direct compensation and benefits.
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
We record our physical commodities revenues on a gross basis. Operating revenues and losses from our commodities derivatives activities are included in ‘trading gains, net’ in the condensed consolidated income statements. Inventory for the commodities business is valued at the lower of cost or fair value under the provisions of the Inventory Topic of the ASC. We generally mitigate the price risk associated with commodities held in inventory through the use of derivatives. We do not elect hedge accounting under U.S. GAAP in accounting for this price risk mitigation. In such situations, unrealized gains in inventory are not recognized under U.S. GAAP, but unrealized gains and losses in related derivative positions are recognized under U.S. GAAP. As a result, our reported earnings from physical commodities trading may be subject to significant volatility, and these requirements may have a temporary impact on our reported earnings.
Following the discontinuance of our physical base metals business, we believe the effects of these requirements on our results have lessened and whereas we previously managed this business segment as well as assessed our overall performance on an adjusted marked-to-market basis, we now manage both on a U.S. GAAP basis.
The following table provides the financial performance for Physical Commodities for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2014	% Change	2013	2014	% Change	2013
Operating revenues	$3.6	(57)%	$8.4	$13.9	(37)%	$22.2
Transaction-based clearing expenses	0.1	(67)%	0.3	0.4	(33)%	0.6
Introducing broker commissions	—	—	—	0.3	200%	0.1
Interest expense	0.5	(17)%	0.6	1.5	(35)%	2.3
Net operating revenues	3.0	(60)%	7.5	11.7	(39)%	19.2
Variable direct compensation and benefits	1.0	(50)%	2.0	2.5	(49)%	4.9
Net contribution	2.0	(64)%	5.5	9.2	(36)%	14.3
Non-variable direct expenses	1.9	(5)%	2.0	5.6	(3)%	5.8
Segment income	$0.1	(97)%	$3.5	$3.6	(58)%	$8.5

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
The following table sets forth operating revenue by product line and selected data for Physical Commodities for the periods indicated.

	Precious Metals			Physical Ag’s & Energy
	Three Months Ended June 30,			Three Months Ended June 30,
	2014	% Change	2013	2014	% Change	2013
Total revenues	$6,800.6	(28)%	$9,441.5	$89.9	(13)%	$103.0
Cost of sales of physical commodities	6,799.5	(28)%	9,436.9	87.4	(12)%	99.2
Operating revenues	$1.1	(76)%	$4.6	$2.5	(34)%	$3.8
Selected data:
Gold equivalent ounces traded (000’s)	17,239.3	(30)%	24,650.5
Average revenue per ounce traded	$0.06	(68)%	$0.19
Operating revenues decreased 57% to $3.6 million in the third quarter compared to $8.4 million in the prior year.
Precious metals operating revenues decreased 76% to $1.1 million in the third quarter compared to $4.6 million in the prior year. Operating revenues decreased from the prior year period as a result of a 30% decline in the number of ounces traded as well as a decline in the average revenue per ounce traded.
Operating revenues in the physical agricultural and energy commodity product line decreased 34% to $2.5 million in the third quarter compared to the prior year. The decrease in operating revenues is primarily due a decline in customer volumes as a result of market conditions.
Segment income decreased 97% to $0.1 million in the third quarter compared to $3.5 million in the prior year, primarily as a result of the decline in operating revenues.
Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013
The following table sets forth operating revenue by product line and selected data for Physical Commodities for the periods indicated.

	Precious Metals			Physical Ag’s & Energy
	Nine Months Ended June 30,			Nine Months Ended June 30,
	2014	% Change	2013	2014	% Change	2013
Total revenues	$22,751.5	(31)%	$33,039.7	$268.8	40%	$192.1
Cost of sales of physical commodities	22,744.6	(31)%	33,026.7	261.8	43%	182.9
Operating revenues	$6.9	(47)%	$13.0	$7.0	(24)%	$9.2
Selected data:
Gold equivalent ounces traded (000’s)	56,836.9	(20)%	70,711.1
Average revenue per ounce traded	$0.12	(33)%	$0.18
Operating revenues decreased to $13.9 million in the current nine months ended compared to $22.2 million in the prior year.
Precious metals operating revenues decreased 47% to $6.9 million in the current nine months ended compared to $13.0 million in the prior year. The decline in operating revenues are a result of a 20% decrease in the number of ounces traded primarily in the Far Eastern markets as well as a decline in the average revenue per ounce traded.
Operating revenues in the physical agricultural and energy commodity product line decreased 24% to $7.0 million in the current nine months ended compared to the prior year. The decrease in operating revenues is primarily due to a decline in customer volumes as a result of market conditions.
Segment income decreased 58% to $3.6 million in the current nine months ended compared to $8.5 million in the prior year and were primarily a result of the decline in operating revenues.
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
The following table provides the financial performance and selected data for Clearing and Execution Services for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2014	% Change	2013	2014	% Change	2013
Trading gains, net	$2.9	(54)%	$6.3	$11.1	(33)%	$16.6
Commission and clearing fees	23.4	(13)%	27.0	72.2	(1)%	73.1
Consulting and management fees	0.4	(20)%	0.5	1.3	(7)%	1.4
Interest income	0.4	33%	0.3	0.9	(10)%	1.0
Operating revenues	27.1	(21)%	34.1	85.5	(7)%	92.1
Transaction-based clearing expenses	15.5	(13)%	17.8	47.4	(8)%	51.5
Introducing broker commissions	5.0	(14)%	5.8	15.8	10%	14.3
Interest expense	0.1	n/m	—	0.3	—%	0.3
Net operating revenues	6.5	(38)%	10.5	22.0	(15)%	26.0
Variable direct compensation and benefits	1.0	(62)%	2.6	4.3	(27)%	5.9
Net contribution	5.5	(30)%	7.9	17.7	(12)%	20.1
Non-variable direct expenses	4.6	—%	4.6	13.4	(11)%	15.1
Segment income	$0.9	(73)%	$3.3	$4.3	(14)%	$5.0
Selected data:
Exchange-traded volume (contracts, 000’s)	17,594.3	(23)%	22,872.3	57,808.7	(10)%	64,166.3
Exchange-traded average rate per contract (1)	$1.24	10%	$1.13	$1.19	9%	$1.09
Average customer segregated equity (millions)	$814.7	(1)%	$821.8	$880.5	22%	$724.3
Foreign exchange prime brokerage volume (U.S. notional, millions)	$65,306.9	(16)%	$78,018.1	$249,205.0	13%	$220,610.2
(1) Give-up fee revenues included in commission and clearing fees have been excluded from the calculation of exchange-traded average rate per contract.
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Operating revenues decreased 21% to $27.1 million in the third quarter compared to $34.1 million in the prior year. Operating revenues are primarily generated from two sources: commission and clearing fee revenues from the execution and clearing of exchange-traded futures and options-on-futures contracts, and interest income derived from cash balances in our customers’ accounts.
Commission and clearing fee revenues decreased to $23.4 million in the third quarter compared to $27.0 million in the prior year as a result of a 23% decrease in exchange-traded volumes, while our average rate per contract improved over the prior year period. Interest income increased 33% to $0.4 million in the third quarter as a result of a slightly higher yield on our short term interest rates, despite a 1% decrease in average customer segregated equity to $814.7 million.
Operating revenues in our customer prime brokerage product line, reflected on the “trading gains, net” line decreased 54% to $2.9 million in the third quarter compared to $6.3 million in the prior year, as a result of a 16% decrease in foreign exchange volumes driven by low market volatility, as well as lower performance on the arbitrage desk. Our foreign exchange arbitrage desk arbitrages the cash versus the exchange-traded markets.
Segment income decreased to $0.9 million in the third quarter compared to $3.3 million in the prior year, primarily as a result of the decrease in operating revenues. Variable expenses as a percentage of operating revenues were 79% in the third quarter compared to 77% in the prior year, primarily as a result of an increase in transaction-based clearing expenses as a percentage of operating revenues.
Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013
Operating revenues decreased 7% to $85.5 million in the current nine months ended compared to $92.1 million in the prior year.
Commission and clearing fee revenues decreased 1% to $72.2 million in the current nine months ended, as a result of a 10% decrease in exchange-traded volumes, which was partially offset by an increase in our average rate per contract compared to the prior-year period. Interest income, which continues to be constrained by the effect of low short term interest rates, was $0.9 million in the current nine months ended compared to $1.0 million in the prior year. The average level of customer segregated equity increased 22% to $880.5 million compared to the prior year.
Operating revenues in our customer prime brokerage product line, reflected on the “trading gains, net” line decreased 33% to $11.1 million in the current nine months ended compared to $16.6 million in the prior year, despite a 13% increase in foreign exchange volumes as a result of declining spreads and lower performance on the arbitrage desk.
Segment income decreased to $4.3 million in the current nine months ended compared to $5.0 million in the prior year, primarily as a result of the decline in customer prime brokerage product line operating revenues. Variable expenses as a percentage of operating revenues were 79% in the current nine months ended compared to 78% in the prior year with the increase being driven by higher introducing broker commissions.
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
As of June 30, 2014, we had total equity capital of $339.9 million, $45.5 million aggregate principal amount of our issued 8.5% senior unsecured notes due in July 2020 and outstanding bank loans of $79.0 million.
A substantial portion our assets are liquid. As of June 30, 2014, approximately 93% of our assets consisted of cash; deposits and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory, at the lower of cost or fair value. All assets that are not customer and counterparty deposits are financed by our equity capital, bank loans, short-term borrowings from financial instruments sold, not yet purchased, and other payables.
During the second quarter of fiscal 2013, as a result of a change in management strategy in our base metals product line, we elected to pursue an exit of our physical base metals business through the sale and orderly liquidation of the then-current open positions. During the following months, we completed a sale of a portion of the physical base metals open contract positions, and the liquidation of the majority of the remaining physical base metals open contract positions and inventory. The exit of the physical base metals business was substantially completed by the end of fiscal 2013, including the termination of the physical base metals trading team and certain operational support personnel. The remaining open contract positions were fulfilled during the second fiscal quarter of 2014. The physical base metals business was previously a component of the Commodity and Risk Management Services segment. We continue to operate the portion of our base metals business related to non-physical assets, conducted primarily through the LME, which is a component of the ongoing Commercial Hedging segment.

Operating revenues related to the physical base metals activity for the three months ended June 30, 2014 and 2013 were not significant and were $0.7 million and $9.5 million for the nine months ended June 30, 2014 and 2013, respectively.
We have reclassified the physical base metals activities in the financial statements as discontinued operations. For all periods and amounts presented, reclassifications have been made for discontinued operations. See Note 18 – Discontinued Operations of the Condensed Consolidated Financial Statements for additional information.
As of June 30, 2014, we had deferred tax assets totaling $29.1 million. We are required to assess our deferred tax assets and the need for a valuation allowance at each reporting period. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that we will not realize some or all of the deferred tax assets. We are required to record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of June 30, 2014 and September 30, 2013 was $2.3 million. The valuation allowances as of June 30, 2014 and September 30, 2013 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized.
We incurred U.S. federal, state, and local taxable (losses) income for the fiscal years ended September 30, 2013, 2012, and 2011 of $(22.2) million, $(21.2) million, and $22.7 million, respectively. There are no significant differences between actual levels of past taxable income and the results of operations, before income taxes in these jurisdictions. U.S. federal, state, and local taxable losses incurred during the years ended September 30, 2013 and 2012 were attributable to a decrease in exchange-traded and OTC derivative transactional volumes and revenue caused by consecutive droughts in the U.S., as well as losses incurred in the physical base metals business and the continuation of a historically low interest rate environment. During 2013, we elected to pursue an exit of our physical base metals business through an orderly liquidation of open positions. Additionally, we completed an acquisition of the accounts of Tradewire Securities. Although both the exit of the physical base metals business and the acquisition of the Tradewire Securities accounts are expected to positively affect future levels of taxable income, the expected impact cannot be reliably projected. When evaluating if U.S. federal, state, and local deferred tax assets are realizable, we considered deferred tax liabilities of $4.3 million that are scheduled to reverse from 2014 to 2018 and $1.3 million of deferred tax liabilities associated with unrealized gains in securities which we could sell, if necessary. Furthermore, we considered our ability to implement business and tax planning strategies that would allow the remaining U.S. federal, state, and local deferred tax assets, net of valuation allowances, to be realized within approximately 9 years. Based on the tax planning strategies that are prudent and feasible, management believes that it is more likely than not that we will realize the tax benefit of the deferred tax assets, net of the existing valuation allowance, in the future. However, the realization of deferred income taxes is dependent on future events, and changes in estimate in future periods could result in adjustments to the valuation allowance.
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
Information related to bad debt expense, net of recoveries, for the nine months ended June 30, 2014 and 2013 can be found in Note 5 of the Condensed Consolidated Financial Statements.
Primary Sources and Uses of Cash
Our assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and our growth. Our total assets as of June 30, 2014 and September 30, 2013, were $3,184.1 million and $2,848.0 million, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in its assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. FCStone, LLC, our FCM subsidiary, occasionally uses its margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from its customers.
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
As of June 30, 2014, $69.7 million of cash, cash equivalent and available-for-sale investment securities was held by our foreign subsidiaries. If these funds are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds, up to the amount of undistributed foreign earnings of $146.1 million. However, our intent is to indefinitely reinvest these funds outside of the U.S., and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
As of June 30, 2014, $24.0 million of financial instruments owned and $9.8 million of financial instruments sold, not yet purchased, are exchangeable foreign equities and ADRs.
As of June 30, 2014, we had $45.5 million outstanding in aggregate principal amount of our 8.5% Senior Notes due 2020 (the “Notes”). The Notes were issued under an Indenture dated as of July 22, 2013, between us and The Bank of New York Mellon, as Trustee. The Notes bear interest at a rate of 8.5% per year (payable quarterly on January 30, April 30, July 30 and October 30 of each year). The Notes mature on July 30, 2020. We may redeem the Notes, in whole or in part, at any time on and after July 30, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date.
As of June 30, 2014, we had four committed bank credit facilities, totaling $270.0 million, of which $79.0 million was outstanding. The credit facilities include:

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

During the next twelve months, $130 million of our committed credit facilities are scheduled to expire. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
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
We have contingent liabilities relating to several acquisitions we have completed since October 2011. See Note 11 to the Condensed Consolidated Financial Statements for additional information on these contingent liabilities. Under the terms of the purchase agreements, we have obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings. The contingent liabilities for these estimated additional discounted purchase price considerations total $8.0 million as of June 30, 2014, and are included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets. We estimate cash payments during the next twelve months, related to these contingent liabilities, to be $4.1 million.
We contributed $2.2 million to its defined benefit pension plans during the nine months ended June 30, 2014, and expect to contribute a minimum of $0.4 million to the plans during the remainder of fiscal 2014.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and overseas. Certain of our other non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
Our subsidiaries are in compliance with all of their capital regulatory requirements as of June 30, 2014. Additional information on these net capital and minimum net capital requirements can be found in Note 12 of the Condensed Consolidated Financial Statements.
The Dodd-Frank Act created a comprehensive new regulatory regime governing the OTC and listed derivatives markets and their participants by requiring, among other things: centralized clearing of standardized derivatives (with certain stated exceptions); the trading of clearable derivatives on swap execution facilities or exchanges; and registration and comprehensive regulation of new categories of market participants as “swap dealers” and swap “introducing brokers.” Our subsidiary, INTL FCStone Markets, LLC, is a registered swap dealer. Most of the rules affecting this business are final, and external business conduct rules went into effect on May 1, 2013. Nevertheless, some important rules, such as those setting capital and margin requirements, have not been finalized or fully implemented, and it is too early to predict with any degree of certainty how we will be affected.
Cash Flows
Our cash and cash equivalents decreased from $156.1 million as of September 30, 2013 to $97.7 million as of June 30, 2014, a net decrease of $58.4 million. Net cash of $60.5 million was used in operating activities, $4.1 million was used in investing activities and net cash of $7.9 million was provided by financing activities, of which $18.0 million was borrowed from lines of credit and increased the amounts payable to lenders under loans. Fluctuations in exchange rates decreased our cash and cash equivalents by $1.7 million.
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
We continuously evaluate opportunities to expand our business. For the nine months ended June 30, 2014, we made $2.2 million in payments relating to earn-outs on acquisitions, of which $1.5 million is included in financing activities. See Note 17 to the Condensed Consolidated Financial Statements for information on current year acquisitions. Investing activities include

$4.1 million in capital expenditures for property, plant and equipment in the current nine months ended, compared to $3.9 million in the prior year.
In November 2012, our Board of Directors authorized a repurchase plan in which we may repurchase up to 1.5 million shares of our outstanding common stock. During the current nine months ended, we repurchased 513,800 shares of our outstanding common stock in open market transactions, for an aggregate purchase price of $9.7 million.
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
Off Balance Sheet Arrangements
We are party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer, futures commission merchant, swap dealer and U.K. based Financial Services Firm, as well as in our physical commodities and foreign exchange prime brokerage activities. As part of these activities, we carry short positions. For example, we sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We recorded these obligations in the condensed consolidated financial statements as of June 30, 2014 and September 30, 2013, at fair value of the related financial instruments, totaling $272.5 million and $179.9 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our condensed consolidated balance sheets in ‘financial instruments owned, at fair value’, and ‘physical commodities inventory’. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to June 30, 2014, which might be partially or wholly offset by gains in the value of assets held as of June 30, 2014. The totals of $272.5 million and $179.9 million include a net liability of $57.5 million and $30.7 million for derivatives, based on their fair value as of June 30, 2014 and September 30, 2013, respectively.
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
We are a member of various commodity exchanges and clearing organizations. Under the standard membership agreement, all members are required to guarantee the performance of other members and, accordingly, in the event another member is unable to satisfy its obligations to the exchange, may be required to fund a portion of the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the condensed consolidated balance sheets as of June 30, 2014 and September 30, 2013.
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

Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the nine months ended June 30, 2014.

Marked-to-Market Revenues
Number of Days
0
10
20
30
40
50
60
70
80
7
14
43
74
42
7
4
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
During the prior year, operating revenues included realized gains of $1.3 million and unrealized losses of $1.2 million on interest rate swap derivative contracts used to manage a portion of our aggregate interest rate position. The last remaining interest rate swap expired in the fourth quarter of fiscal 2013, and we currently have no interest rate swap derivative contracts outstanding.
We manage interest expense using a combination of variable and fixed rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. The debt instruments are carried at their unpaid principal balance which approximates fair value. At June 30, 2014, $79.0 million of our debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of June 30, 2014, we had $45.5 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with our fixed-rate debt.
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.
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
There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Securities Litigation and Regulatory Proceedings
On January 13, 2014, a purported class action was filed in the United States District Court for the Southern District of New York against the Company and certain of our officers and directors. The complaint alleges violations of federal securities laws, and claims that the Company has issued false and misleading information concerning its business and prospects. The action seeks unspecified damages on behalf of persons who purchased the Company's shares between February 17, 2010 and December 16, 2013. During March 2014, three motions for appointment as lead plaintiff were filed; two were subsequently withdrawn, leaving a single unopposed bid for lead plaintiff appointment, an appointment that was approved by the court on April 29, 2014. The lead plaintiff’s amended complaint was filed on June 13, 2014. Our motion to dismiss the complaint was filed on July 28, 2014. We have not determined that losses related to this matter are probable. Because the matter is in the early stages of litigation and no discovery has been commenced, together with the inherent difficulty of predicting the outcome of litigation generally, the we do not have sufficient information to determine the amount or range of reasonably possible loss with respect to these matters. We believe the case is without merit and intend to defend ourselves vigorously.
Our Directors’ and Officers’ insurance policy is expected to cover any liability and litigation costs in excess of the $0.5 million policy retention amount.
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

In August 2008, the bankruptcy trustee of Sentinel filed adversary proceedings against FCStone, LLC, and a number of other FCMs in the Bankruptcy Court for the Northern District of Illinois. The case was subsequently reassigned to the United States District Court, for the Northern District of Illinois. In the complaint, the trustee sought avoidance of alleged transfers or withdrawals of funds received by FCStone, LLC and other FCMs within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions and disallowance of the proof of claim filed by FCStone, LLC. The trustee sought recovery of pre- and post-petition transfers totaling approximately $15.5 million. In April 2009, the trustee filed an amended complaint adding a claim for unjust enrichment. FCStone, LLC answered the complaints and all parties entered into the discovery phase of the litigation. In January 2011, the trustee filed a motion for summary judgment on various counts in the adversary proceedings filed in August 2008 against FCStone, LLC and a number of other FCMs. In January 2012, FCStone, LLC filed a motion for summary judgment in its favor with respect to the transfer of approximately $1.1 million to its customer segregated account on August 17, 2007, pursuant to the “safe harbor” provisions of Section 546(e) of the U.S. Bankruptcy Code. In April 2012, FCStone, LLC filed a motion to dismiss a portion of the trustee’s claims set forth in its amended complaint. The trial of this matter took place, as a test case, during October 2012. The trial court entered a judgment against FCStone, LLC on January 4, 2013. On January 17, 2013, the trial court entered an agreed order, staying execution and enforcement, pending an appeal of the judgment. By agreement, FCStone, LLC was required to post an appeal cash deposit of $8.0 million with the court, which was deposited on January 18, 2013. The oral arguments in the appeal were heard on December 10, 2013. On March 19, 2014, the appeal court ruled in favor of FCStone, LLC. On April 16, 2014, the trustee filed a petition for rehearing of the appeal. On May 19, 2014, the U.S. Court of Appeals for the Seventh Circuit denied the petition. The trustee has until August 18, 2014 to file a writ for certiorari with the U.S. Supreme Court. We have not determined that losses related to this matter are probable. We believe that if the appellate decision in favor of FCStone, LLC is reversed, the resulting pre-tax loss to FCStone, LLC would be in the range of $4 million to $6 million.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 11, 2013, our Board of Directors replaced the November 15, 2012 authorized repurchase of up to 1.5 million shares of our outstanding common stock, of which approximately 1.0 million shares remained eligible to be purchased under the former plan, with an authorization to repurchase up to 1.5 million shares of our outstanding common stock from time to time in open market purchase and private transactions, subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal and regulatory requirements. Our common stock repurchase program activity for the three months ended June 30, 2014 was as follows.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
April 1, 2014 to April 30, 2014	98,300	$18.74	98,300	1,065,086
May 1, 2014 to May 31, 2014	28,886	18.94	28,886	1,036,200
June 1, 2014 to June 30, 2014	—	—	—	1,036,200
Total	127,186	$18.79	127,186

Item 6. Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTL FCStone Inc.

Date:	August 6, 2014	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	August 6, 2014	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer