Form 10-K
period 2014-09-30
INTL FCSTONE INC.
filed 2014-12-10
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Fiscal Year Ended September 30, 2014
 ☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 000-23554

INTL FCStone Inc.
(Exact name of registrant as specified in its charter)

Delaware	59-2921318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
708 Third Avenue, Suite 1500
New York, NY 10017
(Address of principal executive offices) (Zip Code)
(212) 485-3500
(Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Market
8.5% Senior Notes due 2020	NASDAQ Global Market
Securities registered under Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of March 31, 2014, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $236.9 million.
As of December 8, 2014, there were 19,037,019 shares of the registrant’s common stock outstanding.

Document Incorporated by Reference
Certain portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on February 26, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.

INTL FCStone Inc.
Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2014

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
PART I
Item 1. Business
Overview of Business and Strategy
We are a diversified, global financial services organization providing financial products and advisory and execution services that help our clients access market liquidity, maximize profits and manage risk. We are a leader in the development of specialized financial services in commodities, securities, global payments, foreign exchange and other markets. Our revenues are derived primarily from financial products and advisory services that fulfill our clients’ real needs and provide bottom-line benefits to their businesses. We create added value for our clients by providing access to global financial markets using our industry and financial expertise, deep partner and network relationships, insight and guidance, and integrity and transparency. Our client-first approach differentiates us from large banking institutions, engenders trust, and has enabled us to establish leadership positions in a number of complex fields in financial markets around the world.
Our leadership positions span markets such as commodity risk management advisory services; global payments; market-making in international equities and other securities; physical trading and hedging of precious metals and select other commodities; execution of listed futures and options on futures contracts on all major commodity exchanges and foreign currency trading, among others. These businesses are supported by our global infrastructure of regulated operating subsidiaries, advanced technology platform and team of more than 1,100 employees. We currently maintain more than 20,000 accounts representing approximately 11,000 clients, located in more than 100 countries.
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
INTL FCStone Inc. is a Delaware corporation formed in October 1987.

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
Capabilities
Clearing and Execution
We provide execution services on a wide variety of technology platforms in a number of markets. We provide clearing and execution of listed futures and options on futures contracts on all major commodity exchanges worldwide, and are a member of all major United States (“U.S.”) and European commodity exchanges. We provide global payments and treasury services in more than 150 countries to a broad array of commercial customers, including financial institutions, multi-national corporations, and governmental and charitable organizations.
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
OTC / Market-Making
We offer customized and complex solutions in the OTC markets designed to help customers mitigate their specific market risks. We offer these solutions on a global basis across many markets, including virtually all traded commodities, foreign currencies and interest rates. We integrate this process from product design through execution of the underlying components of the structured risk product to transaction reporting and valuation.
We also provide market-making and execution in a variety of financial products including commodity options, unlisted American Depository Receipts (“ADRs”), foreign common shares, and foreign currencies.
Trading Revenues
In our business, we may act as principal in the purchase and sale of individual securities, currencies, commodities, or derivative instruments with our customers. These transactions may be offset simultaneously with another customer or counterparty, offset with similarly but not identical positions on an exchange, made from inventory, or aggregated with other purchases to provide liquidity intra-day, for a number of days, or in some cases even longer periods (during which fair value may fluctuate). In addition, in our Clearing and Execution Services segment, we operate a proprietary foreign exchange desk which arbitrages the futures and cash markets.
Operating Segments
We divide our activities into five functional areas: Commercial Hedging, Global Payments, Securities, Physical Commodities and Clearing and Execution Services.
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
Within this segment, our risk management consultants organize their marketing efforts into customer industry product lines, and currently serve customers in the following areas:

•	Financial Agricultural & Energy

◦	Agricultural -

▪	Grain elevator operators, grain merchandisers, traders, processors, manufacturers and end-users.

▪	Livestock production, feeding and processing, dairy and users of agricultural commodities in the food industry.

▪	Coffee, sugar and cocoa producers, processors and end-users.

▪	Global fiber, textile and apparel industry.

◦	Energy and renewable fuels -

▪	Producers, refiners, wholesalers, transportation companies, convenience store chains, automobile and truck fleet operators, industrial companies, railroads, and municipalities.

▪	Consumers of natural gas including some of the largest natural gas consumers in North America, including municipalities and large manufacturing firms, as well as major utilities.

▪	Ethanol and biodiesel producers and end-users.

◦	Other -

▪	Lumber mills, wholesalers, distributors and end-users.

▪	Commercial entities seeking to hedge their foreign exchange exposures.

•	LME Metals

◦	Commercial -

▪	Producers, consumers and merchants of copper, aluminum, zinc, lead, nickel, tin and other ferrous products.

◦	Institutional -

▪	Commodity trading advisors and hedge funds seeking clearing and execution of LME and NYMEX/COMEX base metal products.
Global Payments
We provide global payment solutions to banks and commercial businesses as well as charities and non-governmental organizations and government organizations. We offer payments services in more than 150 countries, which we believe is more than any other payments solution provider, and provide competitive and transparent pricing. Through our technology platform, full-service electronic execution capability and commitment to customer service, we believe we are able to provide simple and fast execution, ensuring delivery of funds in any of these countries quickly through our global network of correspondent banks. In this business, we primarily act as a principal in buying and selling foreign currencies on a spot basis. We derive revenue from the difference between the purchase and sale prices.
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
Clearing and Execution Services (“CES”)
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
FCStone, LLC is a registered FCM and a clearing member of all major U.S. commodity futures exchanges including the Chicago Mercantile Exchange and its divisions: the Chicago Board of Trade, the New York Mercantile Exchange and the COMEX Division; InterContinental Exchange, Inc. (“ICE”) Futures US, and the Minneapolis Grain Exchange (“MGEX”). FCStone, LLC is also a member of ICE Europe Ltd. As of September 30, 2014, FCStone, LLC was the third largest independent FCM in the United States, as measured by required customer segregated assets, not affiliated with a major financial institution or commodity intermediary, end-user or producer. As of September 30, 2014, FCStone, LLC had $1.8 billion in required customer segregated assets.
Acquisitions and Disposals during Fiscal Year 2014
Forward Insight Commodities, LLC
On April 2, 2014, we acquired the outstanding member interests of Forward Insight Commodities, LLC (“FIC”). FIC is a brokerage firm focused on the structuring and execution of transactions in the energy derivative space. The consideration to be paid for the acquisition consists of contingent payments based on the pre-tax earnings of the business for the twelve month period following the acquisition and is estimated to be $0.5 million as of September 30, 2014. The purchase price for the acquisition is not material to the consolidated financial statements. Our consolidated financial statements include the operating results of the acquired business from the date of acquisition.
Completed Exit of Physical Base Metals Business
During the second quarter of fiscal 2013, as a result of a change in management strategy in our base metals product line, we elected to pursue an exit of our physical base metals business through the sale and orderly liquidation of then-current open positions. During the following months, we completed a sale of a portion of the physical base metals open contract positions, and the liquidation of the majority of the remaining physical base metals open contract positions and inventory. In July 2013, we elected to allow the $100.0 million credit facility which supported this business to expire without renewal. The exit of the physical base metals business was substantially completed by the end of fiscal 2013, including the termination of the physical base metals trading team and certain operational support personnel. The remaining open contract positions were fulfilled during the second quarter of fiscal 2014, at which time we reclassified the physical base metals activities in the financial statements as discontinued operations. We continue to operate the component of our base metals business related to non-physical assets conducted primarily through the London Metals Exchange.
Acquisitions and Disposals during Fiscal Year 2013
Tradewire Acquisition
In December 2012, we acquired certain institutional accounts from Tradewire Securities, LLC (“Tradewire Securities”), a Miami-based securities broker-dealer servicing customers throughout Latin America and a wholly owned subsidiary of Tradewire Group Ltd. We transferred these accounts to our broker-dealer subsidiary, INTL FCStone Securities. As part of the transaction, we hired more than 20 professional staff from Tradewire Securities’ securities broker-dealer business based in Miami, Florida. These professionals provide global brokerage services to a wide range of customers, including hedge funds, pension funds, broker-dealers and banks located in Latin America, the Caribbean, North America and Europe. This acquisition was not significant. Our consolidated financial statements include the operating results of the acquired accounts from the date of acquisition.
Gletir Agente De Valores S.A. Disposal
In February 2013, we sold all of our ownership interest in Gletir Agente De Valores S.A., to Gletir Financial Corp, an non-affiliated third party. Previously the ownership interest was held by our subsidiaries INTL Netherlands B.V. and Gainvest Asset Management Ltda.
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
Subsequent Acquisition
On November 12, 2014, we reached an agreement to acquire G.X. Clarke & Co, an SEC registered institutional dealer in fixed income securities. The closing of the transaction is subject to conditions precedent, including regulatory filings, and is expected to occur in the second quarter of fiscal 2015. G.X. Clarke & Co. is based in New Jersey, transacts in U.S. treasuries, federal agency and mortgage-backed securities, and is a FINRA member with an institutional client base consisting of asset managers, commercial bank trust and investment departments, broker-dealers, and insurance companies.
Competition
The international commodities and financial markets are highly competitive and rapidly evolving. In addition, these markets are dominated by firms with significant capital and personnel resources that are not matched by our resources. We expect these competitive conditions to continue in the future, although the nature of the competition may change as a result of ongoing changes in the regulatory environment. The financial crisis has produced opportunities for us to expand our activities and may produce further opportunities. We believe that we can compete successfully with other commodities and financial intermediaries in the markets we seek to serve, based on our expertise, products and quality of consulting and execution services.
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
We utilize front-end electronic trading, back office and accounting systems to process transactions on a daily basis. In some cases these systems are integrated. The systems provide record keeping, trade reporting to exchange clearing, internal risk controls, and reporting to government and regulatory entities, corporate managers, risk managers and customers. A third-party service bureau located in Chicago, Illinois maintains our futures and options back office system. It has a disaster recovery site in New York, New York.
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
Governmental Regulation and Exchange Membership
Our activities are subject to significant governmental regulation, both in the U.S. and overseas. Failure to comply with regulatory requirements could result in administrative or court proceedings, censure, fines, issuance of cease-and-desist orders, or suspension or disqualification of the regulated entity, its officers, supervisors or representatives. The regulatory environment in which we operate is subject to frequent change and these changes directly impact our business and operating results.
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
The securities industry in the U.S. is subject to extensive regulation under federal and state securities laws. We must comply with a wide range of requirements imposed by the Securities and Exchange Commission (the “SEC”), state securities commissions and Financial Industry Regulatory Authority (“FINRA”). These regulatory bodies safeguard the integrity of the financial markets and protect the interests of investors in these markets. They also impose minimum capital requirements on regulated entities. The activities of our broker-dealer subsidiaries in the U.S., INTL FCStone Securities and FCC Investments, Inc., are primarily regulated by FINRA and the SEC.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) created a comprehensive new regulatory regime governing the OTC and listed derivatives markets and their participants by requiring, among other things: centralized clearing of standardized derivatives (with certain stated exceptions); the trading of clearable derivatives on swap execution facilities or exchanges; and registration and comprehensive regulation of new categories of market participants as “swap dealers” and swap “introducing brokers.” Our wholly owned subsidiary, INTL FCStone Markets, LLC, is registered as a swap dealer. Most of the rules affecting this business are now final, and external business conduct rules came into effect on May 1, 2013. Nevertheless, some important rules, such as those setting capital and margin requirements, have not been finalized or fully implemented, and it is too early to predict with any degree of certainty how we will be affected. We will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act. The legislation and implementing regulations affect not only us, but also many of our customers and counterparties. Failure to comply with current or future legislation or regulations that apply to our operations could subject us to fines, penalties, or material restrictions on our business in the future.
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

The U.S. maintains various economic sanctions programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). The OFAC administered sanctions take many forms, but generally prohibit or restrict trade and investment in and with sanctions targets, and in some cases require blocking of the target’s assets. Violations of any of the OFAC-administered sanctions are punishable by civil fines, criminal fines, and imprisonment. We established policies and procedures designed to comply with applicable OFAC requirements. Although we believe that our policies and procedures are effective, there can be no assurance that our policies and procedures will effectively prevent us from violating the OFAC-administered sanctions in every transaction in which we may engage.
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
INTL FCStone Ltd., a Financial Services Firm regulated by the FCA is subject to a daily net capital requirement.
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
The Comision Nacional de Valores regulates Gainvest S.A. Sociedad Gerente de FCI and INTL CIBSA S.A. and they are subject to net capital and capital adequacy requirements. The Rosario Futures Exchange and the General Inspector of Justice regulate INTL Capital, S.A. It is subject to a capital adequacy requirement.
Certain of our other non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
All of our subsidiaries are in compliance with all of their capital regulatory requirements as of September 30, 2014. Additional information on these net capital and minimum net capital requirements can be found in Note 12 to the Consolidated Financial Statements.
Segregated Customer Assets
FCStone, LLC maintains customer segregated deposits from its customers relating to their trading of futures and options on futures on U.S. commodities exchanges held with FCStone, LLC, making it subject to CFTC regulation 1.20, which specifies that such funds must be held in segregation and not commingled with the firm’s own assets. FCStone, LLC maintains acknowledgment letters from each depository at which it maintains customer segregated deposits in which the depository acknowledges the nature of funds on deposit in the account. In addition, CFTC regulations require filing of a daily segregation calculation which compares the assets held in customers segregated depositories (“segregated assets”) to the firm’s total segregated assets held on deposit from customers (“segregated liabilities”). The amount of customer segregated assets must be in excess of the segregated liabilities owed to customers and any shortfall in such assets must be immediately communicated to the CFTC. As of September 30, 2014, FCStone, LLC maintained $36.5 million in segregated assets in excess of its segregated liabilities.
In addition, FCStone, LLC is subject to CFTC regulation 1.25, which governs the acceptable investment of customer segregated assets. This regulation allows for the investment of customer segregated assets in readily marketable instruments including U.S. Treasury securities, municipal securities, government sponsored enterprise securities, certificates of deposit, commercial paper and corporate notes or bonds which are guaranteed by the U.S. under the Temporary Liquidity Guarantee Program, interest in money market mutual funds, and repurchase transactions with unaffiliated entities in otherwise allowable securities. FCStone, LLC predominately invests its customer segregated assets in U.S. Treasury securities and money market mutual funds.
INTL FCStone Ltd. is subject to certain business rules, including those that govern the treatment of client money and other assets which under certain circumstances for certain classes of client must be segregated from the firm’s own assets. INTL FCStone Ltd. currently maintains segregated funds in excess of all applicable requirements.
Secured Customer Assets
FCStone, LLC maintains customer secured deposits from its customers funds relating to their trading of futures and options on futures traded on, or subject to the rules of, a foreign board of trade held with FCStone, LLC, making it subject to CFTC Regulation 30.7, which requires that such funds must be carried in separate accounts in an amount sufficient to satisfy all of FCStone LLC’s current obligations to customers trading foreign futures and foreign options on foreign commodity exchanges or boards of trade, which are designated as secured customers’ accounts. As of September 30, 2014, FCStone, LLC maintained $19.9 million in secured assets in excess of its secured liabilities.
Foreign Operations
We operate in a number of foreign jurisdictions, including Canada, Ireland, the United Kingdom, Argentina, Brazil, Colombia, Uruguay, Paraguay, Mexico, Nigeria, Dubai, China, South Korea, Hong Kong, Australia and Singapore. We established wholly owned subsidiaries in Mexico, Uruguay and Nigeria but do not have offices or employees in those countries.
INTL FCStone Ltd. is domiciled in the United Kingdom, and subject to regulation by the FCA.
INTL FCStone Securities and INTL Commodities, Inc. each have branch offices in the United Kingdom. As a result, their activities are also subject to regulation by the FCA.
In Argentina, the activities of Gainvest S.A. Sociedad Gerente de FCI and INTL CIBSA S.A. are subject to regulation by the Comision Nacional de Valores and the activities of INTL Capital, S.A. are subject to regulation by the Rosario Futures Exchange and the General Inspector of Justice.
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
FCStone Australia Pty. Ltd. is subject to regulation by the Australian Securities and Investments Commission and New Zealand Clearing Ltd.
INTL FCStone (Hong Kong) Limited holds a type 2 derivatives license and is subject to regulation by the Securities & Futures Commission of Hong Kong.
Business Risks
We seek to mitigate the market and credit risks arising from our financial trading activities through an active risk management program. The principal objective of this program is to limit trading risk to an acceptable level while maximizing the return generated on the risk assumed.
We have a defined risk policy administered by our risk management committee, which reports to the risk committee of our board of directors. We established specific exposure limits for inventory positions in every business, as well as specific issuer limits and counterparty limits. We designed these limits to ensure that in a situation of unexpectedly large or rapid movements or disruptions in one or more markets, systemic financial distress, the failure of a counterparty or the default of an issuer, the potential estimated loss will remain within acceptable levels. The risk committee of our board of directors reviews the performance of the risk management committee on a quarterly basis to monitor compliance with the established risk policy.
Employees
As of September 30, 2014, we employed 1,141 people globally: 754 in the U.S., 1 in Canada, 64 in Argentina, 84 in Brazil, 10 in Paraguay, 160 in the United Kingdom, 13 in Dubai, 25 in Singapore, 9 in China, 17 in Australia, and 4 in Hong Kong. None of our employees operate under a collective bargaining agreement, and we have not suffered any work stoppages or labor disputes. Many of our employees are subject to employment agreements, certain of which contain non-competition provisions.

Item 1A. Risk Factors
We face a variety of risks that could adversely impact our financial condition and results of operations, including the following:
Our ability to achieve consistent profitability is subject to uncertainty due to the nature of our businesses and the markets in which we operate. During the fiscal year ended September 30, 2014 we recorded net income of $19.3 million, compared to net income of $19.3 million in fiscal 2013, and net income of $12.8 million in fiscal 2012.
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
Our indebtedness could adversely affect our financial condition. As of September 30, 2014, our total consolidated indebtedness was $68.0 million, and we expect to increase our indebtedness in the future as we continue to expand our business. Our indebtedness could have important consequences, including:

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
Committed credit facilities currently available to us might not be renewed. We currently have four committed credit facilities under which we may borrow up to $270.0 million, consisting of:

•	a $140.0 million facility available to INTL FCStone Inc., for general working capital requirements, committed until September 20, 2016.

•	a $75.0 million facility available to our wholly owned subsidiary, FCStone, LLC, for short-term funding of margin to commodity exchanges, committed until April 9, 2015.

•
a $30.0 million committed facility available to our wholly owned subsidiary, FCStone Merchant Services, LLC, for financing traditional commodity financing arrangements and commodity repurchase agreements, committed until May 1, 2015.

•	a $25.0 million facility available to our wholly owned subsidiary, INTL FCStone Ltd for short-term funding of margin to commodity exchanges, committed until November 5, 2015.
During fiscal 2015, $105 million of our committed credit facilities are scheduled to expire. There is no guarantee that we will be successful in renewing, extending or rearranging these facilities.
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
Our failure to successfully integrate the operations of businesses acquired by us in the last twelve months could have a material adverse effect on our business, financial condition and operating results. Since September 30, 2013, we have acquired Forward Insight Commodities, LLC. Additionally, subsequent to September 30, 2014, we have reached an agreement to acquire G.X. Clarke & Co. We will need to meet challenges to realize the expected benefits and synergies of these acquisitions, including:

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
We may have difficulty managing our growth. We have experienced significant growth in our business. Our operating revenues grew from $258.5 million in fiscal 2010 to $490.9 million in fiscal 2014. We expect the acquisition of additional businesses since September 30, 2012 to increase operating revenues in fiscal 2015.
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
Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could harm our business. We have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future. However, our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated. Our risk management policies and procedures require, among other things, that we properly record and verify many thousands of transactions and events each day, and that we continuously monitor and evaluate the size and nature of our or our clients' positions and the associated risks. In light of the high volume of transactions, it is impossible for us to review and assess every single transaction or to monitor at every moment in time our or our customers' positions and the associated risks.
Our policies and procedures used to identify, monitor and control a variety of risks, including risks related to human error, customer defaults, market movements, fraud and money-laundering, are established and reviewed by the Risk Committee of our Board of Directors. Some of our methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. These methods may not adequately prevent losses, particularly as they relate to extreme market movements, which may be significantly greater than historical fluctuations in the market. Our risk management policies and procedures also may not adequately prevent losses due to technical errors if our testing and quality control practices are not effective in preventing software or hardware failures. In addition, we may elect to adjust our risk management policies and procedures to allow for an increase in risk tolerance, which could expose us to the risk of greater losses. Our risk management policies and procedures rely on a combination of technical and human controls and supervision that are subject to error and failure. These policies and procedures may not protect us against all risks or may protect us less than anticipated, in which case our business, financial condition and results of operations and cash flows may be materially adversely affected.
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
We act as a principal for OTC commodity and foreign exchange derivative transactions, which exposes us to both the credit risk of our customers and the counterparties with which we offset the customer’s position. As with exchange-traded transactions, our OTC transactions require that we meet initial and variation margin payments on behalf of our customers before we receive the required payment from our customers. In addition, with OTC transactions, there is a risk that a counterparty will fail to meet its obligations when due. We would then be exposed to the risk that a settlement of a transaction which is due a customer will not be collected from the respective counterparty with which the transaction was offset. Customers and counterparties that owe us money, securities or other assets may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons.
We act as a principal in our physical commodities trading activities which exposes us to the credit risk of our counterparties and customers in these activities. Any metals or other physical commodities positions are held by third party custodians.
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
As a clearing member firm of commodities clearing houses in the U.S. and abroad, we are also exposed to clearing member credit risk. Commodities clearing houses require member firms to deposit cash and/or government securities to a clearing fund. If a clearing member defaults in its obligations to the clearing house in an amount larger than its own margin and clearing fund deposits, the shortfall is absorbed pro rata from the deposits of the other clearing members. Several clearing houses of which we are members also have the authority to assess their members for additional funds if the clearing fund is depleted. A large clearing member default could result in a substantial cost to us if we are required to pay such assessments.
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
We depend on our management team. Our future success depends, in large part, upon our management team who possess extensive knowledge and management skills with respect to securities, commodities and foreign exchange businesses we operate. The unexpected loss of services of any of our executive officers could adversely affect our ability to manage our business effectively or execute our business strategy. Although some of these officers have employment contracts with us, they are generally not required to remain with us for a specified period of time.
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
In the event of employee misconduct or error, our business may be harmed. There have been a number of highly publicized cases involving fraud or other misconduct by employees of financial services firms in recent years. Employee misconduct or error could subject us to legal liability, financial losses and regulatory sanctions and could seriously harm our reputation and negatively affect our business. Misconduct by employees could include engaging in improper or unauthorized transactions or activities, failing to properly supervise other employees or improperly using confidential information. Employee errors, including mistakes in executing, recording or processing transactions for customers, could cause us to enter into transactions that clients may disavow and refuse to settle, which could expose us to the risk of material losses even if the errors are detected and the transactions are unwound or reversed. If our clients are not able to settle their transactions on a timely basis, the time in which employee errors are detected may be increased and our risk of material loss could be increased. The risk of employee error or miscommunication may be greater for products that are new or have non-standardized terms. It is not always possible to deter employee misconduct or error, and the precautions we take to detect and prevent this activity may not be effective in all cases.
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

Failure to comply with any of these laws, rules or regulations could result in adverse consequences. We and certain of our officers and employees have, in the past, been subject to claims arising from acts that regulators asserted were in contravention of these laws, rules and regulations. These claims resulted in the payment of fines and settlements. In this regard, in May 2013, we settled claims made by the CFTC, that our subsidiary, FCStone LLC, failed to diligently supervise its officers’ and employees’ activities relating to risks associated with its customers’ accounts. The claims of the CFTC arose out of transactions by former FCStone customers that took place between January 1, 2008 and March 1, 2009. In the settlement, FCStone agreed to cease and desist from violating certain regulations of the CFTC, to pay $1.5 million to the CFTC, and appoint an independent third party reviewer to review and evaluate FCStone’s existing policies and procedures relating to certain risks, to ensure that we had made sufficient modifications to our risk controls since 2008. We paid the fine of $1.5 million in fiscal 2013. An independent third party reviewer was appointed, and the mandated review has been completed.
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
The regulatory environment in which we operate is subject to change. On November 14, 2013, the CFTC finalized new rules known as “Enhancing Customer Protections Rules”. These provisions, among other things, require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures, and auditing and examination programs for FCMs. These rule changes, additional legislation or regulations, changes required under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and any new or revised regulation by the SEC, the CFTC, other U.S. or foreign governmental regulatory authorities, SROs or FINRA could have a material adverse effect on our business, financial condition and operating results. Changes in the interpretation or enforcement of existing laws and rules by these governmental authorities, SROs and FINRA could also have a material adverse effect on our business, financial condition and operating results. Failure to comply with current or future legislation or regulations that apply to our operations could subject us to fines, penalties, or material restrictions on our business in the future.
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
The principal legislation is the Dodd-Frank Act which creates a comprehensive new regulatory regime governing the OTC and listed derivatives markets and their participants by requiring, among other things: centralized clearing of standardized derivatives (with certain stated exceptions); the trading of clearable derivatives on swap execution facilities or exchanges; and registration and comprehensive regulation of new categories of market participants as “swap dealers” and swap “introducing brokers.” The Dodd-Frank Act grants regulatory authorities, such as the CFTC and the SEC, broad rule-making authority to implement various provisions of the Dodd-Frank Act, including comprehensive regulation of the OTC derivatives market. These regulators will continue to exercise, their expanded rule-making powers in ways that will affect how we conduct our business.
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
Low short-term interest rates negatively impact our profitability. The level of prevailing short-term interest rates affects our profitability because we derive a portion of our revenue from interest earned from the investment of funds deposited with us by our customers. As of September 30, 2014, we had $1.8 billion in customer segregated assets, the majority of which are generally invested in short-term treasury securities and money market funds. Our financial performance generally benefits from rising interest rates. Higher interest rates increase the amount of interest income earned from these customer deposits. If short-term interest rates remain low or continue to fall, our revenues derived from interest will decline which would negatively impact our profitability.
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
We are subject to risks relating to litigation and potential securities and commodities law liability. We face significant legal risks in our businesses, including risks related to currently pending litigation involving both the Company and FCStone. Many aspects of our business involve substantial risks of liability, including liability under federal and state securities and commodities laws, other federal, state and foreign laws and court decisions, as well as rules and regulations promulgated by the SEC, the CFTC, FINRA, the FCA and other regulatory bodies. Substantial legal liability or significant regulatory action against us and our subsidiaries could have adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. Any such litigation could lead to more volatility of our stock price.
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
Our operations are subject to the political, legal and economic risks associated with politically unstable and less developed regions of the world, including the risk of war and other international conflicts and actions by governmental authorities, insurgent groups, terrorists and others. Specifically, we conduct business in countries whose currencies may be unstable. Future instability in such currencies or the imposition of governmental or regulatory restrictions on such currencies could impede our foreign business and our ability to collect on collateral held in such currencies.
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
We are reviewing the regulatory changes that will be introduced by the Markets in Financial Instruments Directive (“MIFID 2”) and the Markets in Financial Instruments Regulation (“MIFIR”) to assess the impact this legislation is likely to have on our United Kingdom business when implemented in 2016 and 2017. Among other things, the legislation will impose additional transaction and position reporting requirements, disclosure obligations, as well as requiring certain over-the-counter derivatives to be traded on organized trading facilities (“OTFs”).
If we are unable to manage any of these risks effectively, our business could be adversely affected.
Item 1B. Unresolved Staff Comments
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2014 that remain unresolved.
Item 2. Properties
The Company maintains offices in New York, New York; Winter Park, Florida; West Des Moines, Iowa; Chicago, Illinois; Kansas City, Missouri; St. Louis, Missouri; Bloomfield, Nebraska; Omaha, Nebraska; Minneapolis, Minnesota; Bloomington, Illinois; Miami, Florida; New Smyrna Beach, Florida; Indianapolis, Indiana; Spirit Lake, Iowa; Bowling Green, Ohio; Nashville, Tennessee; Golden, Colorado; Lawrence, Kansas; Mobile, Alabama; Winnipeg, Canada; Buenos Aires, Argentina; Campinas, Brazil; Sao Paulo, Brazil; Maringa, Brazil; Porto Alegre, Brazil; Goianai, Brazil; Recife, Brazil; Cuiaba, Brazil; Asuncion and Ciudad del Este, Paraguay; Bogota, Colombia; London, United Kingdom; Dublin, Ireland; Dubai, United Arab Emirates; Singapore, Singapore; Beijing and Shanghai, China; Hong Kong and Sydney, Australia.
All of our offices and other principal business properties are leased, except for the space in Buenos Aires, which we own. We believe that our leased and owned facilities are adequate to meet anticipated requirements for our current lines of business.
Item 3. Legal Proceedings
In addition to the matters discussed below, from time to time and in the ordinary course of business, we are involved in various legal actions and proceedings, including tort claims, contractual disputes, employment matters, workers’ compensation claims and collections. We carry insurance that provides protection against certain types of claims, up to the policy limits of our insurance. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, and in addition to the possible losses discussed below, is not material to our earnings, financial position or liquidity.
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
In July 2009, plaintiffs filed a purported shareholder class action complaint against FCStone and its directors, as well as the Company in the Circuit Court of Clay County, Missouri. The complaint alleged that FCStone and its directors breached their fiduciary duties by failing to maximize stockholder value in connection with the contemplated acquisition of FCStone by the Company. This complaint was subsequently consolidated with the complaint filed in the Circuit Court of Platte County, Missouri. The plaintiffs subsequently filed an amended consolidated complaint which does not assert any claims against the Company. This complaint purported to be filed derivatively on FCStone’s and our behalf against certain of FCStone’s current and former directors and officers and directly against the same individuals. We, FCStone, and the defendants filed motions to dismiss on multiple grounds. The parties to the litigation reached an agreement in principle to settle this matter, the terms of which were finally approved on March 19, 2014, resulting in our incurrence of a legal cost of $265,000 after consideration of expected insurance coverage.
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
The settlement, with appropriate waivers and consents, required FCStone, LLC to cease and desist from violating CFTC Regulation 166.3; pay $1.5 million to the CFTC; and appoint an independent third party reviewer to review and evaluate FCStone, LLC’s existing policies and procedures relating to certain risks, to ensure that we had made sufficient modifications to our risk controls since 2008. We paid the fine of $1.5 million in full in fiscal 2013. An independent third party reviewer was appointed, and the mandated review was successfully completed.
On January 13, 2014, a purported class action was filed in the United States District Court for the Southern District of New York against the Company and certain of our officers and directors. The complaint alleges violations of federal securities laws, and claims that the Company has issued false and misleading information concerning its business and prospects. The action seeks unspecified damages on behalf of persons who purchased the Company's shares between February 17, 2010 and December 16, 2013. During March 2014, three motions for appointment as lead plaintiff were filed; two were subsequently withdrawn, leaving a single unopposed bid for lead plaintiff appointment, an appointment that was approved by the court on April 29, 2014. The lead plaintiff’s amended complaint was filed on June 13, 2014. Our motion to dismiss the complaint was filed on July 28, 2014 and briefing on the motion to dismiss was completed on October 14, 2014. A hearing date has been set for December 10, 2014. We have determined that losses related to this matter are not probable. Because the matter is in the early stages of litigation and no discovery has been commenced, together with the inherent difficulty of predicting the outcome of litigation generally, we do not have sufficient information to determine the amount or range of reasonably possible loss with respect to these matters. We believe the case is without merit and intend to defend ourselves vigorously. Our Directors’ and Officers’ insurance policy is expected to cover any liability and litigation costs in excess of the $0.5 million policy retention amount.
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
In August 2008, the bankruptcy trustee of Sentinel filed adversary proceedings against FCStone, LLC, and a number of other FCMs in the Bankruptcy Court for the Northern District of Illinois. The case was subsequently reassigned to the United States District Court, for the Northern District of Illinois. In the complaint, the trustee sought avoidance of alleged transfers or withdrawals of funds received by FCStone, LLC and other FCMs within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions and disallowance of the proof of claim filed by FCStone, LLC. The trustee sought recovery of pre- and post-petition transfers totaling approximately $15.5 million. In April 2009, the trustee filed an amended complaint adding a claim for unjust enrichment. FCStone, LLC answered the complaints and all parties entered into the discovery phase of the litigation. In January 2011, the trustee filed a motion for summary judgment on various counts in the adversary proceedings filed in August 2008 against FCStone, LLC and a number of other FCMs. In January 2012, FCStone, LLC filed a motion for summary judgment in its favor with respect to the transfer of approximately $1.1 million to its customer segregated account on August 17, 2007, pursuant to the “safe harbor” provisions of Section 546(e) of the U.S. Bankruptcy Code. In April 2012, FCStone, LLC filed a motion to dismiss a portion of the trustee’s claims set forth in its amended complaint. The trial of this matter took place, as a test case, during October 2012. The trial court entered a judgment against FCStone, LLC on January 4, 2013. On January 17, 2013, the trial court entered an agreed order, staying execution and enforcement, pending an appeal of the judgment. By agreement, FCStone, LLC was required to post an appeal cash deposit of $8.0 million with the court, which was deposited on January 18, 2013. The oral arguments in the appeal were heard on December 10, 2013. On March 19, 2014, the appeal court ruled in favor of FCStone, LLC. On April 16, 2014, the trustee filed a petition for rehearing of the appeal. On May 19, 2014, the U.S. Court of Appeals for the Seventh Circuit denied the petition. On June 5, 2014, the Company’s cash deposit with the court was returned. The trustee did not file a writ for certiorari with the U.S. Supreme Court during the time allotted to do so.

The Company continues to be involved in litigation against the trustee to recover its share of the cash held in reserve accounts under Sentinel’s Fourth Amended Chapter 11 Plan of Liquidation.
Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may later prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol ‘INTL’. Our common stock trades on the NASDAQ Global Select Market. As of September 30, 2014, there were approximately 326 registered holders of record of our common stock. The high and low sales prices per share of our common stock for each full quarterly period during fiscal 2014 and 2013 were as follows:

		Price Range
		High	Low
2014:
	Fourth Quarter	$20.29	$17.32
	Third Quarter	$20.20	$17.76
	Second Quarter	$19.24	$17.24
	First Quarter	$21.10	$17.95
2013:
	Fourth Quarter	$20.75	$16.73
	Third Quarter	$18.00	$16.11
	Second Quarter	$19.97	$17.10
	First Quarter	$20.08	$16.45

Value over 5 years of $100 invested on September 30, 2009 in each of the company's stock ("INTL"), S&P 500 Index and NYSE/Arca Securities Broker/Dealer Index
200
180
160
140
120
100
80
60
40
20
-
2009
2010
2011
2012
2013
2014
100
108
126
115
124
105
100
110
107
136
159
187
100
86
67
69
115
141
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
On December 11, 2013, our Board of Directors authorized repurchase of up to 1.5 million shares of our outstanding common stock from time to time in open market purchases and private transactions, subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal and regulatory requirements. Our common stock repurchase program activity for the three months ended September 30, 2014 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
July 1, 2014 to July 31, 2014	—	$—	—	1,036,200
August 1, 2014 to August 31, 2014	—	—	—	1,036,200
September 1, 2014 to September 30, 2014	—	—	—	1,036,200
Total	—	$—	—
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
Selected Summary Financial Information

	Year Ended September 30,
(in millions, except share and per share amounts)	2014	2013	2012	2011	2010
Operating revenues	$490.9	$468.2	$448.1	$398.9	$258.5
Transaction-based clearing expenses	108.5	110.1	105.3	75.4	66.1
Introducing broker commissions	49.9	40.5	31.0	24.0	18.9
Interest expense	10.5	7.9	5.6	6.4	7.5
Net operating revenues	322.0	309.7	306.2	293.1	166.0
Compensation and other expenses:
Compensation and benefits	201.9	198.7	197.2	170.6	100.3
Communication and data services	25.8	23.1	22.4	15.4	11.0
Occupancy and equipment rental	12.3	12.0	11.0	8.9	6.2
Professional fees	14.9	12.4	12.6	10.3	7.9
Travel and business development	9.9	10.4	10.4	8.0	5.7
Depreciation and amortization	7.3	8.0	7.2	4.7	1.6
Bad debts and impairments	5.5	0.8	1.5	5.8	5.3
Other	18.4	23.1	21.4	21.3	12.5
Total compensation and other expenses	296.0	288.5	283.7	245.0	150.5
Income from continuing operations, before tax	26.0	21.2	22.5	48.1	15.5
Income tax expense	6.4	2.6	5.5	18.2	5.5
Net income from continuing operations	19.6	18.6	17.0	29.9	10.0
(Loss) income from discontinued operations, net of tax	(0.3)	0.7	(4.3)	4.8	0.9
Income before extraordinary loss	19.3	19.3	12.7	34.7	10.9
Extraordinary loss	—	—	—	—	(7.0)
Net income	19.3	19.3	12.7	34.7	3.9
Add: Net loss attributable to noncontrolling interests	—	—	0.1	0.1	0.3
Net income attributable to INTL FCStone Inc. common stockholders (a)	$19.3	$19.3	$12.8	$34.8	$4.2
Earnings per share:
Basic	$1.01	$1.01	$0.67	$1.93	$0.24
Diluted	$0.98	$0.97	$0.64	$1.83	$0.23
Number of shares:
Basic	18,528,302	18,443,233	18,282,939	17,618,085	17,306,019
Diluted	19,132,302	19,068,497	19,156,899	18,567,454	17,883,233
Selected Balance Sheet Information:
Total assets	$3,039.7	$2,848.0	$2,953.0	$2,632.0	$2,019.8
Lenders under loans	$22.5	$61.0	$218.2	$77.4	$114.9
Senior unsecured notes	$45.5	$45.5	$—	$—	$—
Convertible notes	$—	$—	$—	$16.7	$16.7
Stockholders’ equity (a)	$345.4	$335.4	$313.2	$292.6	$240.1

Other Data:
Return on average stockholders’ equity (from continuing operations) (b)	5.8%	5.7%	5.6%	11.2%	4.2%
EBITDA (c)	$43.8	$37.1	$35.3	$59.2	$24.6
Employees, end of period	1,141	1,094	1,074	904	729
Compensation and benefits as a percentage of net operating revenues	62.7%	64.2%	64.4%	58.2%	60.4%

(a)
Net income and stockholders’ equity for fiscal 2010 includes a $7.0 million extraordinary loss resulting from purchase price adjustments and the correction of immaterial errors related to the acquisition of FCStone Group, Inc. on September 30, 2009.

(b)
For all periods presented, the return on average stockholders’ equity (from continuing operations) excludes the effects of discontinued operations, extraordinary loss and net loss attributable to noncontrolling interests.

(c)	See “Non-GAAP Financial Measure” below.
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
Non-GAAP Financial Measure
EBITDA consists of net income from continuing operations before interest expense, income tax expense and depreciation and amortization. We have included EBITDA in our Form 10-K because we use it as an important supplemental measure of our performance and believe that it is frequently used by securities analysts, investors and other interested persons in the evaluation of companies in our industry, some of which present EBITDA when reporting their financial results. EBITDA is a financial measure that is not recognized by U.S. GAAP, and should not be considered as an alternative to operating revenues, net operating revenues, net income from continuing operations, net income or stockholders’ equity calculated under U.S. GAAP or as an alternative to any other measures of performance derived in accordance with U.S. GAAP. The following table reconciles EBITDA with our net income from continuing operations.

	Year Ended September 30,
(in millions)	2014	2013	2012	2011	2010
Net income from continuing operations	$19.6	$18.6	$17.0	$29.9	$10.0
Plus: interest expense	10.5	7.9	5.6	6.4	7.5
Plus: depreciation and amortization	7.3	8.0	7.2	4.7	1.6
Plus: income taxes	6.4	2.6	5.5	18.2	5.5
EBITDA	$43.8	$37.1	$35.3	$59.2	$24.6

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
Our leadership positions span markets such as commodity risk management advisory services; global payments; market-making in international equities and other securities; physical trading and hedging of precious metals and select other commodities; execution of listed futures and options on futures contracts on all major commodity exchanges and foreign currency trading, among others. These businesses are supported by our global infrastructure of regulated operating subsidiaries, advanced technology platform and team of more than 1,000 employees. We currently maintain more than 20,000 accounts representing approximately 11,000 clients, located in more than 100 countries.
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
We are reviewing the regulatory changes that will be introduced by the Markets in Financial Instruments Directive (“MIFID 2”)
and the Markets in Financial Instruments Regulation (“MIFIR”) to assess the impact this legislation is likely to have on our
United Kingdom business when implemented in 2016 and 2017. Among other things, the legislation will impose additional transaction and position reporting requirements, disclosure obligations, as well as requiring certain over-the-counter derivatives to be traded on organized trading facilities (“OTFs”).
On November 14, 2013, the CFTC finalized new rules known as “Enhancing Customer Protections Rules.” These provisions, among other things, require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures, and auditing and examination programs for FCMs. The majority of these rules came into effect on January 13, 2014, however, certain remaining provisions were effective as of November 14, 2014.
Fiscal 2014 Highlights

•	Record overall operating revenues of $490.9 million, as well as record operating revenues in the Global Payments and Securities segments.

•	Fixed expenses declined 2%, versus fiscal 2013.

•	Average customer segregated deposits returned to record fiscal 2011 levels at $1.8 billion, with fourth quarter of fiscal 2014 averaging $2.0 billion.

•	Global Payments segment operating revenues increased 35% over fiscal 2013 to reach $55.4 million.

•	Completed the consolidation of our U.K. Subsidiaries, forming one financial services firm permitted to provide all financial services except deposit taking and fund management.

•
Realized the benefits of the restructuring of our bank facilities and issuance of Senior Notes in fiscal 2013, ending the year with $22.5 million in outstanding borrowings versus $270.0 million in committed facilities.

•	Completed our planned exit of the physical base metals business.

Executive Summary
We experienced modest growth in operating revenues during fiscal 2014, driven by record operating revenues in our Global Payments and Securities segments as well as improved performance in our Commercial Hedging segment. These increases were tempered by declines in our Physical Commodities and Clearing and Execution Services (“CES”) segments. Interest income on customer deposits remained constrained by historically low short term interest rates, however, average customer equity, which generates interest income for us, increased 7% to $1.8 billion compared to fiscal 2013. It is also of note that fiscal 2013 operating revenues include a $9.2 million gain recognized during the first quarter of fiscal 2013 on the sale of our shares in the LME and the Board of Trade of Kansas City, Missouri, Inc. (“KCBT”), following their acquisitions by the Hong Kong Exchanges & Clearing Limited and the Chicago Mercantile Exchange (“CME”), respectively.
The increase in our core Commercial Hedging operating revenues was primarily a result of an increase in exchange-traded and OTC customer volumes. The increase in exchange-traded volumes was driven by improving domestic agricultural markets as well as continued volume growth in the LME metals business, partially attributed to expansion in the Far East markets. OTC volume growth was driven by increases in energy and renewable fuels customer activity, partially offset by a decline in Brazil FX hedging volumes.
Operating revenues in our Global Payments segment experienced strong growth compared to the prior year. This sustained growth has resulted from the continued acquisition of commercial bank clients and the successful implementation of a new back office platform which enables us to process increased volumes, including smaller notional payments, without requiring the hiring of additional support personnel.
All product lines within our Securities segment experienced growth in fiscal 2014, highlighted by double digit growth in debt trading and asset management revenues resulting from favorable market conditions both domestically and in South America. Performance declined in both our Physical Commodities and CES segments, driven by low market volatility in exchange-traded and cash foreign exchange markets as well as a decline in customer transactions in physical commodities’ businesses.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 56% of total expenses in fiscal 2014 compared to 54% in fiscal 2013, while non-variable expenses increased by 1% between the two periods. Non-variable expense include both fixed expenses as well as bad debts and impairments. Fixed expenses declined $3.1 million versus the prior year to $196.6 million, while bad debts and impairments increased $4.7 million to $5.5 million in fiscal 2014.
Overall, income from continuing operations before tax increased $4.8 million to $26.0 million in fiscal 2014 compared to $21.2 million in fiscal 2013, however excluding the $9.2 million gain on the LME and KCBT shares in fiscal 2013, income from continuing operations before tax increased $14.0 million. Net income from continuing operations increased $1.0 million to $19.6 million in fiscal 2014 compared to $18.6 million in fiscal 2013, which included the $5.8 million after tax gain on the sale of LME and KCBT shares.
Selected Summary Financial Information
As discussed in previous filings and elsewhere in this report on Form 10-K, U.S. GAAP requires us to carry derivatives at fair value but physical commodities inventory at the lower of cost or fair value. Under U.S. GAAP, gains and losses on commodities inventory and derivatives which we intend to be offsetting are often recognized in different periods. Additionally, in certain circumstances, U.S. GAAP does not permit us to reflect changes in estimated values of forward commitments to purchase and sell commodities. In such circumstances, the forward commitments to purchase and sell commodities, which we do not reflect in the consolidated balance sheets, do not qualify as a derivative under the Derivatives and Hedging Topic of the Accounting Standards Codification (“ASC”).
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

Following the discontinuance of the physical base metals business and commencing during the second quarter of fiscal 2014, we reorganized our operating segments into the following reportable segments: Commercial Hedging, Global Payments, Securities, Physical Commodities and Clearing and Execution Services. All segment information has been revised to reflect the operating segment reorganization retroactive to October 1, 2011. See Note 22 – Segment and Geographic Information for further discussion of the operating segment reorganization.
Results of Operations
Set forth below is our discussion of the results of our operations, as viewed by management, for the fiscal years ended September 30, 2014, 2013 and 2012.
The discussion below relates only to continuing operations. All revenues and expenses, including income tax expense, relating to discontinued operations have been removed from disclosures of total revenues and expenses in all periods, and are reported net in our consolidated income statements in “(Loss) income from discontinued operations, net of tax”.
Financial Overview
The following table shows an overview of our financial results:
Financial Overview (Unaudited)

	Year Ended September 30,
(in millions)	2014	% Change	2013	% Change	2012
Operating revenues	$490.9	5%	$468.2	4%	$448.1
Transaction-based clearing expenses	108.5	(1)%	110.1	5%	105.3
Introducing broker commissions	49.9	23%	40.5	31%	31.0
Interest expense	10.5	33%	7.9	41%	5.6
Net operating revenues	322.0	4%	309.7	1%	306.2
Compensation and other expenses	296.0	3%	288.5	2%	283.7
Income from continuing operations, before tax	$26.0	23%	$21.2	(6)%	$22.5
The selected data table below reflects key operating metrics used by management in evaluating our product lines, for the periods indicated:

	Year Ended September 30,
	2014	% Change	2013	% Change	2012
Volumes and Other Data:
Exchange-traded volume (contracts, 000’s)	93,566.6	(7)%	100,749.9	3%	97,349.6
OTC volume (contracts, 000’s)	1,342.1	8%	1,245.1	(23)%	1,619.6
Global payments (# of payments, 000’s)	191.5	36%	140.8	16%	121.7
Gold equivalent ounces traded (000’s)	79,127.1	(15)%	93,256.8	(28)%	129,140.1
Equity market-making (gross dollar volume, millions)	$74,162.9	29%	$57,705.8	126%	$25,553.8
Foreign exchange prime brokerage volume (U.S. notional, millions)	$310,297.5	6%	$292,526.7	(21)%	$371,637.7
Average assets under management (U.S. dollar, millions)	$530.9	15%	$462.3	8%	$428.6
Average customer segregated equity (millions)	$1,789.9	7%	$1,674.9	5%	$1,592.7
Operating Revenues
Year Ended September 30, 2014 Compared to Year Ended September 30, 2013
Operating revenues for fiscal 2014 and fiscal 2013 were $490.9 million and $468.2 million, respectively. This $22.7 million, or 5% increase in operating revenues primarily resulted from strong revenue growth in our Commercial Hedging, Global Payments and Securities segments. Operating revenues in the Commercial Hedging and Securities segments increased $22.0 million and $10.3 million, respectively, while Global Payments increased $14.5 million, or 35%, over the prior year. These increases were partially offset by declines in our Physical Commodities and CES segments of $6.2 million and $7.6 million, respectively. Also, fiscal 2013 operating revenues included a $9.2 million realized gain on the sale of shares of the LME and Kansas City Board of Trade.

Operating revenues in our Commercial Hedging segment increased 11% to $224.0 million, primarily as a result of a $15.6 million increase in exchange-traded revenues driven by growth in growth in the agricultural commodity and LME metals markets, as the agricultural market conditions improved and our LME product line expanded into the Far Eastern markets. Also contributing to this growth was a $6.0 million increase in OTC revenues, driven by growth in the energy and renewable fuels markets.
Operating revenues in our Global Payments segment increased $14.5 million to $55.4 million in fiscal 2014, compared to fiscal 2013, driven by a 36% increase in the number of global payments made as we continue to be successful in adding and on-boarding financial institutions to our electronic transaction order system.
The increase in operating revenues in our Securities segment was primarily a result of $5.2 million increase in asset management revenues in Argentina, as well as a $3.9 million increase in debt trading revenues. Debt trading revenues increased from continued growth in our export financing business, as well as from increased customer activity in the Latin American and Argentina markets. Physical Commodity segment operating revenues decreased as the result of a 15% decline in the number of ounces traded in our precious metals product line, particularly in the Far Eastern markets, as well as diminished customer activity in our physical agricultural and energy business.
Operating revenues in our CES segment decreased as exchange-traded commission and clearing fee revenues decreased $1.1 million, primarily as a result of a 10% decline in exchange-traded volumes and partially offset by an improvement in the overall average commission rate per contract. In addition, operating revenues in our customer prime brokerage product line declined $6.5 million as a result of a narrowing of spreads in the foreign exchange markets and declining performance on our arbitrage desk. See Segment Information below for additional information on activity in each of the segments.
Year Ended September 30, 2013 Compared to Year Ended September 30, 2012
Operating revenues for fiscal 2013 and fiscal 2012 were $468.2 million and $448.1 million, respectively. The $20.1 million, or 4%, increase in operating revenue primarily resulted from revenue growth in our Securities, CES and Physical Commodity segments. Operating revenues in the CES and Physical Commodity segments segments increased $9.4 million and $7.7 million, respectively, while Securities segment revenues increased $22.4 million or 47% over the prior year. In addition, Global Payments revenues increased $1.9 million over the prior year. These increases were partially offset by a $28.7 million decline in our Commercial Hedging segment. In addition, fiscal 2013 operating revenues included a $9.2 million realized gain on the sale of shares of the LME and KCBT.
Operating revenues in our Commercial Hedging segment decreased 12% to $202.0 million, primarily as a result of a $36.1 million decline in OTC revenues driven by a 23% decline in OTC volumes, as well as a $2.9 million decline in agricultural exchange-traded revenues as a result of the consecutive droughts of 2011 and 2012 in the U.S. grain markets. OTC volumes declined as a result of a reduction in customer activity, primarily in the Latin American and Brazilan markets. These declines were partially offset by an $8.0 million increase in LME metals revenues as that product line continued to grow following the acquisition of the business in early fiscal 2012.
Operating revenues in our Global Payments segment increased $1.9 million to $40.9 million in fiscal 2013 compared to fiscal 2012, driven by a 16% increase in the number of global payments made as we had continued success in on-boarding financial institutions to our electronic transaction order system, however these volume gains were tempered by a decline in spreads in this business.
Our Securities segment experienced strong revenue growth of 47%, or $22.4 million, primarily driven by a 126% increase in the gross dollar volume traded, as a result of improved market conditions and the acquisition of accounts from Tradewire Securities late in the first quarter of fiscal 2013. The addition of the accounts of Tradewire Securities added $4.3 million incremental debt-trading revenues, as well as expansion of our export financing business. Investment banking revenues increased $2.9 million, while asset management revenues increased $1.1 million.
Physical Commodity segment operating revenues increased as the result of a 35% increase in precious metals revenues despite a 28% decline in the number of ounces traded, while physical agricultural and energy revenues increased $4.0 million, or 51%, as revenues in both commodity financing arrangements and commodity origination sales increased over the prior year.
Operating revenues in our CES segment increased as exchange-traded commission and clearing fee revenues increased $9.4 million as a result of a 5% increase in our average rate per contract while volumes remained relatively flat with the prior year. In addition, operating revenues in our customer prime brokerage product line increased $2.5 million, despite a 21% decrease in foreign exchange volumes as a result of an increase in spreads realized in that business. See Segment Information below for additional information on activity in each of the segments.
In fiscal 2013, operating revenues included realized gains of $1.4 million and unrealized losses of $1.3 million on interest rate swap derivative contracts used to manage a portion of our aggregate interest rate position. In fiscal 2012, operating revenues included realized gains of $2.5 million and unrealized losses of $1.1 million on interest rate swap derivative contracts. These interest rate swaps were not designated for hedge accounting treatment, and changes in the fair values of the interest rate swaps, which can be volatile and can fluctuate from period to period, were recorded in earnings on a quarterly basis. The last remaining interest rate swap expired in the fourth quarter of fiscal 2013.
Interest and Transactional Expenses
Year Ended September 30, 2014 Compared to Year Ended September 30, 2013
Transaction-based clearing expenses: Transaction-based clearing expenses decreased 1% to $108.5 million in fiscal 2014 compared to $110.1 million in fiscal 2013, and were 22% of operating revenues in fiscal 2014 compared to 24% in fiscal 2013. Decreases in expense in our CES segment, resulting from lower exchange-traded contract volumes and FX prime brokerage activities, were nearly offset by higher ADR conversion fees in our Securities segment’s equity market-making business and exchange clearing costs in our LME metals activities in our Commercial Hedging segment.
Introducing broker commissions: Introducing broker commissions increased 23% to $49.9 million in fiscal 2014 compared to $40.5 million in fiscal 2013, and were 10% of operating revenues in fiscal 2014 compared to 9% in fiscal 2013. This increase is primarily due to the higher volume of payments in our Global Payments segment, and an increase in LME metals activity. Also, increased activity in our Financial Ag’s & Energy component of our Commercial Hedging segment resulted in an increase in introducing broker commission expenses.
Interest expense: Interest expense increased to $10.5 million in fiscal 2014 compared to $7.9 million in fiscal 2013. This increase is primarily related to the coupon interest and amortization of related debt financing costs, which aggregate to $1.1 million per quarter, related to our offering of 8.5% Senior Notes due July 2020 completed during the fourth quarter of fiscal 2013. The increase was partially offset by a decrease in interest expense related to commodity financing and facilitation activities due to lower average outstanding borrowings during fiscal 2014.
Year Ended September 30, 2013 Compared to Year Ended September 30, 2012
Transaction-based clearing expenses: Transaction-based clearing expenses increased 5% to $110.1 million in fiscal 2013 compared to $105.3 million in fiscal 2012, and were 24% of operating revenues in fiscal 2013 compared to 23% in fiscal 2012. The increase in expense was primarily related to higher ADR conversion and exchange fees in the Securities segment activities, which resulted from internal revenue growth as well as the acquisition of the accounts of Tradewire Securities in the Securities segment.
Introducing broker commissions: Introducing broker commissions increased 31% to $40.5 million in fiscal 2013 compared to $31.0 million in fiscal 2012, and were 9% of operating revenues in fiscal 2013 compared to 7% in fiscal 2012. The increase was primarily due to the addition of several new introducing broker relationships, particularly in our CES segment, that followed the bankruptcy filing of MF Global in October 2011. Additionally, expanded activities through our acquisitions of the LME metals team and the accounts of Tradewire Securities resulted in an increase in introducing broker commission expenses.
Interest expense: Interest expense increased to $7.9 million in fiscal 2013 compared to $5.6 million during fiscal 2012. The increase was primarily due to higher average outstanding borrowings during fiscal 2013 compared to fiscal 2012, on our loan facilities used for working capital needs and commodity financing and facilitation. On July 22, 2013, we completed the offering of $45.5 million aggregate principal amount of our 8.5% Senior Notes due July 2020, which added $0.8 million of interest expense in fiscal 2013.
Net Operating Revenues
Net operating revenues is one of the key measures used by management to assess the performance of our operating segments. Net operating revenue is calculated as operating revenue less transaction-based clearing expenses, introducing broker commissions and interest expense. Transaction-based clearing expenses represent variable expenses paid to executing brokers, exchanges, clearing organizations and banks in relation to our transactional volumes. Introducing broker commissions include commission paid to non-employee third parties that have introduced customers to us. Net operating revenues represent revenues available to pay variable compensation to risk management consultants and traders and direct non-variable expenses, as well as variable and non-variable expenses of operational and administrative employees.
Year Ended September 30, 2014 Compared to Year Ended September 30, 2013
Net operating revenues increased $12.3 million, or 4%, to $322.0 million in fiscal 2014 compared to $309.7 million in fiscal 2013.

Year Ended September 30, 2013 Compared to Year Ended September 30, 2012
Net operating revenues increased $3.5 million, or 1%, to $309.7 million in fiscal 2013 compared to $306.2 million in fiscal 2012.
Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Year Ended September 30,
(in millions)	2014	% Change	2013	% Change	2012
Compensation and benefits:
Fixed compensation and benefits	$108.0	(2)%	$110.7	10%	$100.8
Variable compensation and benefits	93.9	7%	88.0	(9)%	96.4
	201.9	2%	198.7	1%	197.2
Other non-compensation expenses:
Communication and data services	25.8	12%	23.1	3%	22.4
Occupancy and equipment rental	12.3	3%	12.0	9%	11.0
Professional fees	14.9	20%	12.4	(2)%	12.6
Travel and business development	9.9	(5)%	10.4	—%	10.4
Depreciation and amortization	7.3	(9)%	8.0	11%	7.2
Bad debts and impairments	5.5	588%	0.8	(47)%	1.5
Other expense	18.4	(20)%	23.1	8%	21.4
	94.1	5%	89.8	4%	86.5
Total compensation and other expenses	$296.0	3%	$288.5	2%	$283.7
Year Ended September 30, 2014 Compared to Year Ended September 30, 2013
Compensation and Other Expenses: Compensation and other expenses increased $7.5 million, or 3%, to $296.0 million in fiscal 2014 compared to $288.5 million in fiscal 2013.
Compensation and Benefits: Total compensation and benefits expenses increased 2% to $201.9 million in fiscal 2014 compared to $198.7 million in fiscal 2013. Total compensation and benefits were 63% of net operating revenues in fiscal 2014 compared to 64% of net operating revenues in fiscal 2013. The variable portion of compensation and benefits increased 7% to $93.9 million in fiscal 2014 compared to $88.0 million in fiscal 2013. Variable compensation and benefits were 29% of net operating revenues in fiscal 2014 compared to 28% in fiscal 2013. Administrative and executive incentive compensation was $12.2 million in fiscal 2014 compared to $11.5 million in fiscal 2013.
The fixed portion of compensation and benefits decreased 2% to $108.0 million in fiscal 2014 compared to $110.7 million in fiscal 2013. Non-variable salaries increased $1.1 million, or 1%. Employee benefits increased $1.7 million in fiscal 2014. Share-based compensation is also a component of the fixed portion, and includes stock option and restricted stock expense. Stock option expense was $1.4 million in fiscal 2014 compared to $1.9 million in fiscal 2013. Restricted stock expense was $2.9 million in fiscal 2014 compared to $7.4 million in fiscal 2013. The decrease in restricted stock expense is primarily related to the acceleration of expense in the fourth quarter of fiscal 2013, resulting from the retirement of an executive of one of our wholly owned subsidiaries. The number of employees increased 4% to 1,141 at the end of fiscal 2014 compared to 1,094 at the end of fiscal 2013.
Other Non-Compensation Expenses: Other non-compensation expenses increased by 5% to $94.1 million in fiscal 2014 compared to $89.8 million in fiscal 2013. Communication and data services expenses increased $2.7 million, primarily due to increases in market information expenses and trading software costs among the Financial Ag’s & Energy OTC and LME businesses and higher costs in our foreign exchange prime brokerage business related to trade system conversions. Professional fees increased $2.5 million, primarily due to consultancy costs for the FCStone risk review, service costs related to our restatement of the 2012 and 2011 consolidated financial statements, and higher legal costs. Depreciation and amortization decreased $0.7 million, primarily due to lower amortization of intangible assets, as certain intangibles became fully amortized during fiscal 2013.
Bad debts and impairments increased $4.7 million year-over-year. During fiscal 2014, bad debts were $5.5 million, net of recoveries of $0.2 million, including $3.8 million in our Commercial Hedging segment, primarily related to account deficits from a Hong Kong commercial LME customer and Brazilian OTC Financial Ag’s & Energy customers. Additionally, we recorded bad debts of $0.9 million in our Physical Commodities segment related to renewable fuels activity in our Physical

Ag’s & Energy component, and $0.7 million in our Securities segment primarily related to a charge-off of uncollectible service fees. During fiscal 2013, bad debts and impairments were $0.8 million, and included $0.1 million of impairment charges on intangible assets and $0.7 million of bad debt expense, net of recoveries of $0.1 million, primarily related to a charge-off of uncollectible service fees in our Securities segment.
Other expense decreased $4.7 million, primarily as a result of the change in the revaluation of contingent liabilities related to certain business combinations. During fiscal 2014, we revised downward the additional consideration to be paid for the transfer of accounts from Tradewire Securities, partially offset by an increase in the additional consideration to be paid for the acquisition of Hencorp Futures, netting to an expense recovery of $2.0 million. During fiscal 2013, we accrued additional contingent consideration of $3.0 million primarily related to the acquisitions of the Hanley Companies and Hencorp Futures and the transfer of accounts from Tradewire Securities. Additionally, increases in non-trading technology costs and hosted conferences were partially offset by fiscal 2013 including a regulatory settlement of $1.5 million - See Note 11 to the Consolidated Financial Statements.
Provision for Taxes: The effective income tax rate on income from continuing operations was 25% in fiscal 2014 compared to 13% in fiscal 2013. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. In fiscal 2013, we released a portion of the valuation allowance for state net operating loss carryforwards and changed our state tax rate, resulting in a decrease in the effective tax rate. Generally, when the percentage of pretax earnings generated from the U.S. decreases, our effective income tax rate decreases.
Year Ended September 30, 2013 Compared to Year Ended September 30, 2012
Compensation and Other Expenses: Compensation and other expenses increased $4.8 million, or 2%, to $288.5 million in fiscal 2013 compared to $283.7 million in fiscal 2012.
Compensation and Benefits: Total compensation and benefits expenses increased modestly to $198.7 million in fiscal 2013 compared to $197.2 million in fiscal 2012. Total compensation and benefits were 64% of net operating revenues in fiscal 2013 and fiscal 2012. The variable portion of compensation and benefits decreased 9% to $88.0 million in fiscal 2013 compared to $96.4 million in fiscal 2012. Administrative and executive incentive compensation was $11.5 million in fiscal 2013 compared to $14.1 million in fiscal 2012.
The fixed portion of compensation and benefits increased 10% to $110.7 million in fiscal 2013 compared to $100.8 million in fiscal 2012, related to increases in non-variable salaries, share-based compensation and other employee benefits. Non-variable salaries increased $3.8 million, or 5%, primarily related to the acquisition of the LME metals team, TRX Futures Limited and the accounts of Tradewire Securities, as well as staffing additions across administrative departments, primarily in compliance, information technology development and credit and risk departments. Share-based compensation is also a component of the fixed portion, and includes stock option and restricted stock expense. Stock option expense was $1.9 million in fiscal 2013 compared to $1.4 million in fiscal 2012. Restricted stock expense was $7.4 million in fiscal 2013 compared to $4.5 million in fiscal 2012. The increase in restricted stock expense is primarily related to the acceleration of expense in the fourth quarter, resulting from the retirement of an executive of one of our wholly owned subsidiaries. The number of employees increased 2%, to 1,094 at the end of fiscal 2013 compared to 1,074 at the end of fiscal 2012.
Other Non-Compensation Expenses: Other non-compensation expenses increased by 4% to $89.8 million in fiscal 2013 compared to $86.5 million in fiscal 2012. Communication and data services expenses increased $0.7 million, primarily due to increases in market information expenses and trading software costs following the acquisitions of the LME metals team, TRX Futures Limited and the accounts of Tradewire Securities, as well as higher costs related to trade system conversions. Occupancy and equipment rental increased $1.0 million, primarily related to international office space rental and related costs. Depreciation and amortization increased $0.8 million, primarily due to the increase in depreciation of additional information technology infrastructure and software placed into service during fiscal 2013 and fiscal 2012.
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
Other expense increased $1.7 million, primarily related to an increase in non-trading technology costs and a regulatory settlement of $1.5 million incurred during fiscal 2013 - See Note 12 to the Consolidated Financial Statements.
Provision for Taxes: The effective income tax rate on income from continuing operations was 13% in fiscal 2013 compared to 23% in fiscal 2012. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. In fiscal 2013, we released a portion of the valuation allowance for state net operating loss carryforwards and changed our state tax rate, resulting in a decrease in the effective tax rate. Generally, when the percentage of pretax earnings generated from the U.S. decreases, our effective income tax rate decreases.
Unallocated Costs and Expenses
The following table is a breakout of our unallocated costs and expenses from the total costs and expenses shown above. The unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities.

	Year Ended September 30,
(in millions)	2014	% Change	2013	% Change	2012
Compensation and benefits:
Fixed compensation and benefits	$34.8	(7)%	$37.6	40%	$26.9
Variable compensation and benefits	12.2	7%	11.4	(19)%	14.0
	47.0	(4)%	49.0	20%	40.9
Other non-compensation expenses:
Communication and data services	4.3	13%	3.8	(10)%	4.2
Occupancy and equipment rental	12.2	2%	12.0	9%	11.0
Professional fees	9.5	44%	6.6	2%	6.5
Travel and business development	2.2	—%	2.2	(15)%	2.6
Depreciation and amortization	6.2	(10)%	6.9	(1)%	7.0
Bad debts and impairments	—	—%	—	(100)%	0.7
Other expense	13.2	(19)%	16.2	1%	16.1
	47.6	—%	47.7	(1)%	48.1
Total compensation and other expenses	$94.6	(2)%	$96.7	9%	$89.0
Year Ended September 30, 2014 Compared to Year Ended September 30, 2013
Total unallocated costs and other expenses decreased $2.1 million to $94.6 million in fiscal 2014 compared to $96.7 million in fiscal 2013. Compensation and benefits decreased $2.0 million, or 4% to $47.0 million in fiscal 2014 compared to $49.0 million in fiscal 2013. The increase in professional fees is primarily due to legal costs related to regulatory and employment matters and service costs related to our restatement of the 2012 and 2011 consolidated financial statements.
Year Ended September 30, 2013 Compared to Year Ended September 30, 2012
Total unallocated costs and other expenses increased $7.7 million, or 9%, to $96.7 million in fiscal 2013 compared to $89.0 million in fiscal 2012. Compensation and benefits increased $8.1 million, or 20% to $49.0 million in fiscal 2013 compared to $40.9 million in fiscal 2012, primarily due to a 2% increase in headcount and an increase in share-based compensation costs. In fiscal 2012, bad debts and impairments included $0.7 million related to the impairment of intangible assets.

Variable vs. Fixed Expenses

	Year Ended September 30,
(in millions)	2014	% of Total	2013	% of Total	2012	% of Total
Variable compensation and benefits	$93.9	21%	$88.0	20%	$96.4	23%
Transaction-based clearing expenses	108.5	24%	110.1	25%	105.4	25%
Introducing broker commissions	49.9	11%	40.5	9%	31.0	7%
Total variable expenses	252.3	56%	238.6	54%	232.8	55%
Fixed compensation and benefits	108.0	24%	110.7	26%	100.8	24%
Other fixed expenses	88.6	19%	89.0	20%	84.9	20%
Bad debts and impairments	5.5	1%	0.8	—%	1.5	1%
Total non-variable expenses	202.1	44%	200.5	46%	187.2	45%
Total non-interest expenses	$454.4	100%	$439.1	100%	$420.0	100%
We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible. The table above shows an analysis of our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the years ended September 30, 2014, 2013 and 2012.
Our variable expenses consist of variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative and executive employees, transaction-based clearing expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 56% in fiscal 2014, 54% in fiscal 2013 and 55% in fiscal 2012.
Segment Information
Commencing during the quarter ended March 31, 2014, we reorganized our operating segments into reportable segments as follows:

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
All segment information has been revised to reflect the operating segment reorganization retroactive to October 1, 2011.

INTL FCStone Inc.

Commercial Hedging	Global Payments	Securities	Physical Commodities	Clearing and Execution Services
Components:	Component:	Components:	Components:	Components:
- Financial Ag’s & Energy	- Global Payments	- Equity market- making	- Precious metals	- Clearing and Execution Services
- LME metals		- Debt Trading	- Physical Ag’s & Energy	- FX Prime Brokerage
- Investment Banking
- Asset Management

We report our operating segments based on services provided to customers. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of our resources. Net contribution is calculated as revenues less direct cost of sales, interest expense, transaction-based clearing expenses, introducing broker commissions and variable compensation. Variable compensation paid to risk management consultants and traders generally represents a fixed percentage of an amount equal to revenues generated, and in some cases, revenues produced less transaction-based clearing expense and related charges, base salaries and an overhead allocation.
Segment income is calculated as net contribution less non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational employee compensation and benefits, communication and data services, business development, professional fees, bad debt expense, trade errors and direct marketing expenses.
Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Year Ended September 30,
(in millions)	2014	% of Operating Revenues	2013	% of Operating Revenues	2012	% of Operating Revenues
Operating revenues	$494.0	100%	$461.0	100%	$448.3	100%
Transaction-based clearing expenses	107.8	22%	109.7	24%	104.3	23%
Introducing broker commissions	49.9	10%	40.5	9%	31.0	7%
Interest expense	5.4	1%	5.6	1%	4.1	1%
Net operating revenues	330.9		305.2		308.9
Variable direct compensation and benefits	81.7	17%	76.5	17%	82.4	18%
Net contribution	249.2		228.7		226.5
Non-variable direct expenses	120.4	24%	115.7	25%	113.3	25%
Segment income	$128.8		$113.0		$113.2
Year Ended September 30, 2014 Compared to Year Ended September 30, 2013
The net contribution of all our business segments increased 9% to $249.2 million in fiscal 2014 compared to $228.7 million in fiscal 2013. Segment income increased 14% to $128.8 million in fiscal 2014 compared to $113.0 million in fiscal 2013.
Year Ended September 30, 2013 Compared to Year Ended September 30, 2012
The net contribution of all our business segments increased 1% to $228.7 million in fiscal 2013 compared to $226.5 million in fiscal 2012. Segment income decreased slightly to $113.0 million in fiscal 2013 compared to $113.2 million in fiscal 2012.
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

The following table provides the financial performance for Commercial Hedging for the periods indicated.

	Year Ended September 30,
(in millions)	2014	% Change	2013	% Change	2012
Trading gains, net	$124.3	9%	$114.3	(21)%	$144.9
Commission and clearing fees	79.9	17%	68.4	3%	66.4
Consulting and management fees	15.7	4%	15.1	2%	14.8
Interest income	4.1	(2)%	4.2	(9)%	4.6
Operating revenues	224.0	11%	202.0	(12)%	230.7
Transaction-based clearing expenses	25.0	5%	23.7	2%	23.3
Introducing broker commissions	18.2	21%	15.0	22%	12.3
Interest expense	0.3	—%	0.3	(25)%	0.4
Net operating revenues	180.5	11%	163.0	(16)%	194.7
Variable direct compensation and benefits	47.9	11%	43.3	(22)%	55.8
Net contribution	132.6	11%	119.7	(14)%	138.9
Non-variable direct expenses	65.3	4%	62.6	(2)%	63.7
Segment income	$67.3	18%	$57.1	(24)%	$75.2
The following tables set forth transactional revenues and selected data for Commercial Hedging for the periods indicated.

	Exchange-traded
	Year Ended September 30,
	2014	% Change	2013	% Change	2012
Transactional revenues (in millions):
Agricultural	$57.9	14%	$50.8	(5)%	53.7
Energy and renewable fuels	5.7	(10)%	6.3	9%	5.8
LME metals	38.6	30%	29.8	37%	21.8
Other	7.1	4%	6.8	36%	5.0
	$109.3	17%	$93.7	9%	86.3
Selected data:
Volume (contracts, 000’s)	17,827.2	9%	16,356.5	23%	13,254.8
Average rate per contract (1)	$6.04	8%	$5.61	(12)%	$6.35
Average customer segregated equity (millions)	$878.2	(3)%	$900.8	(2)%	$923.2
(1) Give-up fee revenues included in exchange-traded transactional revenues have been excluded from the calculation of exchange-traded average rate per contract.

	OTC
	Year Ended September 30,
	2014	% Change	2013	% Change	2012
Transactional revenues (in millions):
Agricultural	$54.9	—%	$54.9	(43)%	97.0
Energy and renewable fuels	32.4	50%	21.6	—%	21.7
Other	7.6	(39)%	12.4	97%	6.3
	$94.9	7%	$88.9	(29)%	125.0
Selected data:
Volume (contracts, 000’s)	1,342.1	8%	1,245.1	(23)%	1,619.6
Average rate per contract (1)	$68.25	—%	$68.35	(9)%	$74.96
(1) Cash brokerage revenues included in OTC transactional revenues have been excluded from the calculation of OTC average rate per contract.

For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2014 Compared to Year Ended September 30, 2013
Operating revenues increased 11% to $224.0 million in fiscal 2014 compared to $202.0 million in fiscal 2013. Exchange-traded revenues increased 17% to $109.3 million in fiscal 2014, driven primarily by growth in agricultural commodity and LME metals revenues. Agricultural commodity exchange-traded revenues benefited from improved market conditions in the domestic grain and global coffee markets. The LME metals revenue growth was driven by increased customer activity and expansion activities in the Far East. Overall exchange-traded contract volume increased 9% and the average rate per contract increased to $6.04 primarily driven by an increase in business from introducing brokers, as evidenced by the $3.2 million increase in introducing broker commission expense and overall business mix.
OTC revenues increased 7% to $94.9 million in fiscal 2014, with growth in energy and renewable fuels revenues offset by declines in foreign exchange hedging revenues, while agricultural commodity hedging revenues were flat. OTC volumes increased 8% to 1.3 million contracts in fiscal 2014 compared to 1.2 million in fiscal 2013.
Consulting and management fees increased 4% to $15.7 million in fiscal 2014 compared to fiscal 2013 while interest income, which remains constrained by low short-term interest rates, declined 2%, to $4.1 million in fiscal 2014 compared to $4.2 million in fiscal 2013, driven by a 3% decrease in average customer equity as a result of lower exchange-traded margin requirements.
Segment income increased 18% to $67.3 million in fiscal 2014 compared to $57.1 million in fiscal 2013, driven by the increase in operating revenues, partially offset by a $3.8 million increase in bad debt expense. Variable expenses expressed as a percentage of operating revenues remained unchanged at 41% in fiscal 2014 and fiscal 2013.
Year Ended September 30, 2013 Compared to Year Ended September 30, 2012
Operating revenues decreased 12% to $202.0 million in fiscal 2013 compared to $230.7 million in fiscal 2012. Exchange-traded revenues increased 9% to $93.7 million in fiscal 2013, driven primarily by a $8.0 million increase in LME metals revenues, which was partially offset by a decline in agricultural exchange-traded revenues as a result of significantly lower customer stocks following the consecutive droughts of 2011 and 2012 as well as the effect of inverted prices on customer trading activity. The LME metals revenue growth resulted from increased customer activity and expansion activities in the Far East. Overall exchange-traded contract volume increased 23% and the average rate per contract decreased 12% to $5.61 per contract.
OTC revenues decreased 29% to $88.9 million in fiscal 2013, primarily driven by a 43% decrease in agricultural OTC revenues as a result of a decline of customer activity in the Latin American and Brazil markets as well as the inverted prices noted above. The decline in agricultural OTC revenues was partially offset by increased in foreign exchange hedging and cash grain brokerage revenues. Overall OTC volumes decreased 23% to 1.2 million contracts in fiscal 2013 compared to 1.6 million contracts in fiscal 2012.
Consulting and management fees increased 2% to $15.1 million in fiscal 2014, while interest income, which remained constrained by low short-term interest rate, declined 9%, to $4.2 million in fiscal 2013 compared to $4.6 million in fiscal 2012, driven by a 2% decrease in average customer equity.
Segment income decreased 15% to $57.1 million in fiscal 2013 compared to $75.2 million in fiscal 2012, driven by the decrease in operating revenues. Variable expenses expressed as a percentage of operating revenues were 41% in fiscal 2013 compared to 40% in fiscal 2012.
Global Payments
We provide global payment solutions to banks and commercial businesses as well as charities and non-governmental organizations and government organizations. We offer payments services in more than 150 countries, which we believe is more than any other payments solution provider, and provide competitive and transparent pricing. Through our technology platform, full-service electronic execution capability and commitment to customer service, we believe we are able to provide simple and fast execution, ensuring delivery of funds in any of these countries quickly through our global network of correspondent banks. In this business, we primarily act as a principal in buying and selling foreign currencies on a spot basis. We derive revenue from the difference between the purchase and sale prices.
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

The following table provides the financial performance and selected data for Global Payments for the periods indicated.

	Year Ended September 30,
(in millions)	2014	% Change	2013	% Change	2012
Operating revenues	$55.4	35%	$40.9	5%	$39.0
Transaction-based clearing expenses	2.6	(7)%	2.8	33%	2.1
Introducing broker commissions	4.3	378%	0.9	—%	0.9
Interest expense	0.3	(40)%	0.5	(44)%	0.9
Net operating revenues	48.2	31%	36.7	5%	35.1
Variable direct compensation and benefits	10.6	22%	8.7	12%	7.8
Net contribution	37.6	34%	28.0	3%	27.3
Non-variable direct expenses	9.3	24%	7.5	32%	5.7
Segment income	$28.3	38%	$20.5	(5)%	$21.6
Selected data:
Global payments (number of trades, 000’s)	191.5	36%	140.8	16%	121.7
Average revenue per trade	$289.30	—%	$290.48	(9)%	$320.46
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2014 Compared to Year Ended September 30, 2013
Operating revenues increased 35% to $55.4 million in fiscal 2014 compared to $40.9 million in fiscal 2013. The operating revenue growth was driven by a 36% increase in the volume of trades while the average revenue per trade remained relatively unchanged. We continue to benefit from an increase in the number of clients transacting, including financial institutions, as well as our ability to offer an electronic transaction order system to our clients.
Segment income increased 38% to $28.3 million in fiscal 2014 compared to $20.5 million in fiscal 2013. The increase primarily resulted from the higher operating revenues partially offset by a $1.3 million increase in non-variable compensation and benefits. Variable expenses expressed as a percentage of operating revenues increased to 32% in fiscal 2014 compared to 30% in fiscal 2013, primarily as a result of an increase in introducing broker commissions due to new customer revenue mix.
Year Ended September 30, 2013 Compared to Year Ended September 30, 2012
Operating revenues increased 5% to $40.9 million in fiscal 2013 compared to $39.0 million in fiscal 2012. The increase was driven by a 16% increase in the volume of trades partially offset by a 9% decrease in the average revenue per trade. The volume increase was driven by an increase in financial institutions and other customers utilizing our electronic transaction order system.
Segment income decreased 5% to $20.5 million in fiscal 2013 compared to $21.6 million in fiscal 2012, primarily as a result of an $0.8 million increase in non-variable compensation and benefits as well as an increase in trade system costs and depreciation related to the implementation of our electronic transaction order system. Variable expenses expressed as a percentage of operating revenues increased to 30% in fiscal 2013 compared to 28% in fiscal 2012, primarily as a result of an increase in transaction-based clearing expenses.
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
The following table provides the financial performance for Securities for the periods indicated.

	Year Ended September 30,
(in millions)	2014	% Change	2013	% Change	2012
Operating revenues	$80.3	15%	$70.0	47%	$47.6
Transaction-based clearing expenses	17.3	8%	16.0	45%	11.0
Introducing broker commissions	5.7	39%	4.1	128%	1.8
Interest expense	2.7	42%	1.9	533%	0.3
Net operating revenues	54.6	14%	48.0	39%	34.5
Variable direct compensation and benefits	13.7	32%	10.4	20%	8.7
Net contribution	40.9	9%	37.6	46%	25.8
Non-variable direct expenses	19.9	10%	18.1	—%	18.1
Segment income	$21.0	8%	$19.5	153%	$7.7
The following table sets forth operating revenues by product line and selected data for Securities for the periods indicated.

	Year Ended September 30,
	2014	% Change	2013	% Change	2012
Operating revenues by product line (in millions):
Equity market-making	$40.2	3%	$39.1	56%	$25.0
Debt trading	16.7	30%	12.8	51%	8.5
Investment banking	9.4	1%	9.3	45%	6.4
Asset management	14.0	59%	8.8	14%	7.7
	$80.3	15%	$70.0	47%	$47.6
Selected data:
Equity market-making (gross dollar volume, millions)	$74,162.9	29%	$57,705.8	126%	$25,553.8
Equity revenue per $100 traded	$0.54	(21)%	$0.68	(31)%	$0.98
Average assets under management (millions)	$530.9	15%	$462.3	8%	$428.6
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2014 Compared to Year Ended September 30, 2013
Operating revenues increased 15% to $80.3 million in fiscal 2014 compared to $70.0 million in fiscal 2013.
Operating revenues from equity market-making increased 3%, to $40.2 million in fiscal 2014 compared to fiscal 2013, primarily as a result of a 29% increase in the gross dollar volume traded due to an increase in customer demand for our services, given the overall increase in industry volumes. The impact on operating revenues from increased volume was partially offset by a narrowing of margins.
Operating revenues from debt trading increased 30% to $16.7 million in fiscal 2014 compared to fiscal 2013. The increase in operating revenues was a result of an increase in export financing revenues, as well as increased customer activity in Latin America and Argentina. Investment banking operating revenues increased 1% in fiscal 2014 compared to fiscal 2013, while asset management revenues increased 59% in fiscal 2014 compared to fiscal 2013 driven by both an increase in assets under management and performance of the underlying funds. Average assets under management were $530.9 million in fiscal 2014 compared to $462.3 million in fiscal 2013.
Segment income increased 8% to $21.0 million in fiscal 2014 compared to $19.5 million in fiscal 2013 primarily as a result of the increase in operating revenues, partially offset by a $1.4 million increase in non-variable compensation and benefits. Variable expenses expressed as a percentage of operating revenues increased to 46% in fiscal 2014 compared to 44% in fiscal 2013, driven by an increase in introducing broker commissions and variable direct compensation and benefits.

Year Ended September 30, 2013 Compared to Year Ended September 30, 2012
Operating revenues increased 47% to $70.0 million in fiscal 2013 compared to $47.6 million in fiscal 2012.
Operating revenues from equity market-making increased 56%, to $39.1 million in fiscal 2013 compared to fiscal 2012, primarily as a result of a 126% increase in the gross dollar volume traded, as a result of improved market conditions and the transfer of accounts from Tradewire Securities late in the first quarter of fiscal 2013, partially offset by an overall narrowing of margins.
Operating revenues from debt trading increased 51% to $12.8 million in fiscal 2013 compared to fiscal 2012. The increase in operating revenues was a result of an increase in export financing revenues, increased customer activity in Argentina and the transfer of accounts from Tradewire Securities. Investment banking operating revenues increased 45% to $9.3 million in fiscal 2013 compared to fiscal 2012, while asset management revenues increased 14% in fiscal 2013 compared to fiscal 2012 driven by an 8% increase in assets under management. Average assets under management were $462.3 million in fiscal 2013 compared to $428.6 million in fiscal 2012.
Segment income increased 153% to $19.5 million in fiscal 2013 compared to $7.7 million in fiscal 2012, primarily as a result of the increase in operating revenues. Variable expenses expressed as a percentage of operating revenues were 44% in fiscal 2013 compared to 45% in fiscal 2012.
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
The following table provides the financial performance for Physical Commodities for the periods indicated.

	Year Ended September 30,
(in millions)	2014	% Change	2013	% Change	2012
Operating revenues	$20.6	(23)%	$26.8	40%	$19.1
Transaction-based clearing expenses	0.6	(14)%	0.7	40%	0.5
Introducing broker commissions	0.4	100%	0.2	—%	0.2
Interest expense	1.7	(32)%	2.5	25%	2.0
Net operating revenues	17.9	(24)%	23.4	43%	16.4
Variable direct compensation and benefits	3.8	(36)%	5.9	23%	4.8
Net contribution	14.1	(19)%	17.5	51%	11.6
Non-variable direct expenses	8.2	9%	7.5	17%	6.4
Segment income	$5.9	(41)%	$10.0	92%	$5.2

The following tables set forth operating revenue by product line and selected data for Physical Commodities for the periods indicated.

	Precious Metals
	Year Ended September 30,
	2014	% Change	2013	% Change	2012
Total revenues	$31,142.5	(25)%	$41,746.7	(37)%	$66,135.7
Cost of sales of physical commodities	31,131.4	(25)%	41,731.7	(37)%	66,124.6
Operating revenues	$11.1	(26)%	$15.0	35%	$11.1
Selected data:
Gold equivalent ounces traded (000’s)	79,127.1	(15)%	93,256.8	(28)%	129,140.1
Average revenue per ounce traded	$0.14	(13)%	$0.16	78%	$0.09

	Physical Ag’s & Energy
	Year Ended September 30,
	2014	% Change	2013	% Change	2012
Total revenues	$337.7	11%	$305.3	138%	$128.5
Cost of sales of physical commodities	328.2	12%	293.4	143%	120.6
Operating revenues	$9.5	(20)%	$11.9	51%	$7.9
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2014 Compared to Year Ended September 30, 2013
Operating revenues decreased 23% to $20.6 million in fiscal 2014 compared to $26.8 million in fiscal 2013.
Precious metals operating revenues decreased 26% to $11.1 million in fiscal 2014 compared to $15.0 million in fiscal 2013. The decline in operating revenues is a result of a 15% decrease in the number of ounces traded, primarily in the Far Eastern markets, as well as a decline in the average revenue per ounce traded.
Operating revenues in the physical agricultural and energy commodity product line decreased 20% to $9.5 million in fiscal 2014 compared to $11.9 million in fiscal 2013. The decrease in operating revenues is primarily due to a decline in customer volumes as a result of market conditions.
Segment income decreased 41% to $5.9 million in fiscal 2014 compared to $10.0 million in fiscal 2013, and primarily resulted from the decline in operating revenues and $0.9 million of bad debts in the Physical Ag’s & Energy product line, related to renewable fuels activity. Variable expenses expressed as a percentage of operating revenues decreased to 23% in fiscal 2014 compared to 25% in fiscal 2013, due to a decrease in variable direct compensation and benefits.
Year Ended September 30, 2013 Compared to Year Ended September 30, 2012
Operating revenues increased 40% to $26.8 million in fiscal 2013 compared to $19.1 million in fiscal 2012.
Precious metals operating revenues increased 35% to $15.0 million in fiscal 2013 compared to $11.1 million in fiscal 2012, primarily as a result of the effect of realized gains on the sale of precious metals inventories which were carried at cost at September 30, 2012. The increase was partially offset by a 28% decrease in the number of ounces traded primarily in the Far Eastern markets.
Operating revenues in the physical agricultural and energy commodity product line increased 51% to $11.9 million in fiscal 2013 compared to $7.9 million in fiscal 2012, primarily due to an increase in both commodity financing arrangements and commodity origination sales.
Segment income increased 92% to $10.0 million in fiscal 2013 compared to $5.2 million in fiscal 2012, primarily a result of the increase in operating revenues, partially offset by a $1.0 million increase in non-variable compensation and benefits. Variable expenses expressed as a percentage of operating revenues decreased to 25% in fiscal 2013 compared to 29% in fiscal 2012, driven by an decrease in variable direct compensation and benefits.
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
The following table provides the financial performance and selected data for Clearing and Execution Services for the periods indicated.

	Year Ended September 30,
(in millions)	2014	% Change	2013	% Change	2012
Trading gains, net	$14.1	(32)%	$20.6	14%	$18.1
Commission and clearing fees	96.3	(1)%	97.4	8%	90.3
Consulting and management fees	1.8	(10)%	2.0	33%	1.5
Interest income	1.5	15%	1.3	(35)%	2.0
Operating revenues	$113.7	(6)%	$121.3	8%	$111.9
Transaction-based clearing expenses	62.3	(6)%	66.5	(1)%	67.4
Introducing broker commissions	21.3	5%	20.3	28%	15.8
Interest expense	0.4	—%	0.4	(20)%	0.5
Net operating revenues	29.7	(13)%	34.1	21%	28.2
Variable direct compensation and benefits	5.7	(30)%	8.2	55%	5.3
Net contribution	24.0	(7)%	25.9	13%	22.9
Non-variable direct expenses	17.7	(12)%	20.0	3%	19.4
Segment income	$6.3	7%	$5.9	69%	$3.5
Selected data:
Exchange-traded volume (contracts, 000’s)	75.7	(10)%	84.4	—%	84.1
Exchange-traded average rate per contract (1)	$1.21	10%	$1.10	5%	$1.05
Average customer segregated equity (millions)	911.7	18%	774.1	16%	669.6
Foreign exchange prime brokerage volume (U.S. notional, millions)	310,297.5	6%	292,526.7	(21)%	371,637.7
(1) Give-up fee revenues included in commission and clearing fees have been excluded from the calculation of exchange-traded average rate per contract.
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2014 Compared to Year Ended September 30, 2013
Operating revenues decreased 6% to $113.7 million in fiscal 2014 compared to $121.3 million in fiscal 2013.
Commission and clearing fee revenues decreased 1% to $96.3 million in fiscal 2014, as a result of a 10% decrease in exchange-traded volumes, which was mostly offset by an increase in our average rate per contract compared to fiscal 2013. Interest income, which continues to be constrained by the effect of low short-term interest rates, was $1.5 million in fiscal 2014 compared to $1.3 million in fiscal 2013. The average level of customer segregated equity increased 18% to $911.7 million in fiscal 2014 compared to $774.1 million in fiscal 2013.
Operating revenues from customer prime brokerage, reflected on the “trading gains, net” line above, decreased 32% to $14.1 million in fiscal 2014 compared to $20.6 million in fiscal 2013, despite a 6% increase in foreign exchange volumes as a result of declining spreads and lower performance on the arbitrage desk.
Segment income increased 7% to $6.3 million in fiscal 2014 compared to $5.9 million in fiscal 2013, primarily as a result of a decline in professional fees, and from fiscal 2013 including a $1.5 million regulatory settlement in non-variable direct expenses. Variable expenses as a percentage of operating revenues were 79% in fiscal 2014 compared to 78% in fiscal 2013, primarily a result of an increase in introducing broker commissions.

Year Ended September 30, 2013 Compared to Year Ended September 30, 2012
Operating revenues increased 8% to $121.3 million in fiscal 2013 compared to $111.9 million in fiscal 2012.
Commission and clearing fee revenues increased 8% to $97.4 million in fiscal 2013, as our average rate per contract increased 5% compared to fiscal 2012, while exchange-traded volumes were relatively flat. Interest income, which was constrained by the effect of low short term interest rates, was $1.3 million fiscal 2013 compared to $2.0 million in fiscal 2012. The average level of customer segregated equity increased 16% to $774.1 million compared to fiscal 2012.
Operating revenues from customer prime brokerage, reflected on the “trading gains, net” line above, increased 14% to $20.6 million in fiscal 2013 compared to $18.1 million in fiscal 2012, which resulted from an increase in spreads realized, despite a 21% decrease in foreign exchange volumes.
Segment income increased 69% to $5.9 million in fiscal 2013 compared to fiscal 2012, primarily from increased operating revenues partially offset by a $1.5 million regulatory settlement. Variable expenses as a percentage of operating revenues were 78% in fiscal 2013 compared to 79% in fiscal 2012.
Liquidity, Financial Condition and Capital Resources
Overview
Liquidity is defined as our ability to generate sufficient amounts of cash to meet all of our cash needs. Liquidity is of critical importance to us and imperative to maintaining our operations on a daily basis.
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
As of September 30, 2014, we had total equity capital of $345.4 million, $45.5 million aggregate principal amount of our issued 8.5% senior unsecured notes, due in July 2020 and bank loans of $22.5 million.
A substantial portion of our assets are liquid. As of September 30, 2014, approximately 93% of our assets consisted of cash; deposits and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory, at cost. All assets that are not customer and counterparty deposits are financed by our equity capital, senior unsecured notes, bank loans, short-term borrowings from financial instruments sold, not yet purchased, and other payables.
During the second quarter of fiscal 2013, as a result of a change in management strategy in our base metals product line, we elected to pursue an exit of our physical base metals business through the sale and orderly liquidation of then-current open positions. During the following months, we completed a sale of a portion of the physical base metals open contract positions, and the liquidation of the majority of the remaining physical base metals open contract positions and inventory. In July 2013, we elected to allow the $100.0 million credit facility which supported this business to expire without renewal. The exit of the physical base metals business was substantially completed by the end of fiscal 2013, including the termination of the physical base metals trading team and certain operational support personnel. The remaining open contract positions were fulfilled during the second quarter of fiscal 2014, at which time we reclassified the physical base metals activities in the financial statements as discontinued operations. The physical base metals business was previously a component of the Commodity and Risk Management Services segment. We continue to operate the portion of our base metals business related to non-physical assets conducted primarily through the LME, which is a component of the ongoing Commercial Hedging segment.
Operating revenues related to physical base metals activity for the years ended September 30, 2014, 2013 and 2012 were $0.7 million, $10.3 million and $6.1 million, respectively. We have reclassified the physical base metals activities in the financial statements as discontinued operations for all periods and amounts presented. See Note 20 - Discontinued Operations of the Consolidated Financial Statements for additional information.

As of September 30, 2014, we had deferred tax assets totaling $32.0 million. We are required to assess our deferred tax assets and the need for a valuation allowance at each reporting period. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that we will not realize some or all of the deferred tax assets. We are required to record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of September 30, 2014 and September 30, 2013 was $2.8 million and $2.3 million, respectively. The valuation allowances as of September 30, 2014 and September 30, 2013 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized.
We incurred U.S. federal, state, and local taxable losses for the years ended September 30, 2014, 2013 and 2012 of $17.3 million, $24.5 million, and $21.9 million, respectively. There are no significant differences between actual levels of past taxable income and the results of continuing operations, before income taxes in these jurisdictions. U.S. federal, state, and local taxable losses incurred during the years ended September 30, 2013 and 2012 were attributable to a decrease in exchange-traded and OTC derivative transactional volumes and revenue caused by consecutive droughts in the U.S., as well as losses incurred in the physical base metals business. During 2013, we elected to pursue an exit of our physical base metals business through an orderly liquidation of open positions, which was completed during fiscal 2014. When evaluating if U.S. federal, state, and local deferred taxes are realizable, we considered deferred tax liabilities of $3.9 million that are scheduled to reverse from 2015 to 2019 and $1.3 million of deferred tax liabilities associated with unrealized gains in securities which we could sell, if necessary. Furthermore, we considered our ability to implement business and tax planning strategies that would allow the remaining U.S. federal, state, and local deferred tax assets, net of valuation allowances, to be realized within 8 years. Based on the tax planning strategies that are prudent and feasible, management believes that it is more likely than not that we will realize the tax benefit of the deferred tax assets, net of the existing valuation allowance, in the future. However, the realization of deferred income taxes is dependent on future events, and changes in estimate in future periods could result in adjustments to the valuation allowance.
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
During the fiscal years ended September 30, 2014, 2013 and 2012, we recorded bad debts, net of recoveries of $5.5 million, $0.7 million, and $0.7 million, respectively. During the year ended September 30, 2014, our bad debts included $3.8 million in our Commercial Hedging segment, related to account deficits from a Hong Kong commercial LME customer and Brazilian OTC Financial Ag’s & Energy customers, $0.9 million in our Physical Commodities segment, related to renewable fuels activity, and $0.7 million in our Securities segment related to charge-offs of uncollectible service fees. Additional information related to bad debts, net of recoveries, for the fiscal years ended September 30, 2014, 2013 and 2012 is set forth in Note 5 of the Consolidated Financial Statements.

Primary Sources and Uses of Cash
Our assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and our growth. Our total assets as of September 30, 2014 and September 30, 2013, were $3,039.7 million and $2,848.0 million, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. FCStone, LLC, our FCM subsidiary, occasionally uses its margin line credit facilities, on a short-term basis, to meet intra-day settlements with the commodity exchanges prior to collecting margin funds from our customers.
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
As of September 30, 2014, $178.5 million of cash, cash equivalents and available-for-sale investment securities was held by our foreign subsidiaries. If these funds are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds, up to the amount of undistributed earnings of $175.1 million. However, our intent is to indefinitely reinvest these funds outside of the U.S., and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
As of September 30, 2014, approximately $27.2 million of our financial instruments owned and $5.8 million of financial instruments sold, not yet purchased, are exchangeable foreign equities and ADRs.
As of September 30, 2014, we had four committed bank credit facilities, totaling $270.0 million, of which $22.5 million was outstanding. The credit facilities include:

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

•
A syndicated borrowing facility, committed until May 1, 2015, under which our subsidiary, FCStone Merchant Services, LLC is entitled to borrow up to $30 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance traditional commodity financing arrangements and commodity repurchase agreements.

•
An unsecured syndicated loan facility, committed until November 5, 2015, under which our subsidiary, INTL FCStone Ltd is entitled to borrow up to $25 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

Additional information regarding the committed bank credit facilities can be found in Note 10 of the Consolidated Financial Statements. During fiscal 2014, $105 million of our committed credit facilities are scheduled to expire. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. We and our subsidiaries are in compliance with all of our financial covenants under the outstanding facilities.
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
In December 2012, we acquired certain institutional accounts from Tradewire Securities, a Miami-based securities broker-dealer servicing customers throughout Latin America and a wholly owned subsidiary of Tradewire Group Ltd. These accounts were transferred to our broker-dealer subsidiary, INTL FCStone Securities. Tradewire Securities provided global brokerage services to institutions and individual investors directly and through a global network of partners. The consideration to be paid for the acquisition of institutional accounts from Tradewire Securities consists of three annual contingent payments and a final contingent payment. Additionally, as part of the transaction, we hired more than 20 professional staff from Tradewire Securities, LLC’s securities broker-dealer business based in Miami, Florida.
In April 2012, our wholly owned UK subsidiary, INTL Holding (UK) Limited, acquired 100% of the outstanding shares of TRX Futures Limited (“TRX”) from Neumann Gruppe GmbH. The purchase price was equal to the tangible net asset value of TRX, which was approximately $12.9 million. There are no additional payments remaining for this acquisition. The total purchase price for this acquisition was not material to our consolidated financial statements. Subsequent to September 30, 2012, the activities of TRX have been reorganized within INTL FCStone Ltd and TRX is in the process of dissolution.
We have contingent liabilities relating to several acquisitions we have completed since October 2011. See Note 11 to the Consolidated Financial Statements for additional information on these contingent liabilities. Under the terms of the purchase agreements, we have obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings. The contingent liabilities for these estimated additional discounted purchase price considerations totaled $5.5 million as of September 30, 2014, and are included in ‘accounts payable and other accrued liabilities’ in the consolidated balance sheets. We estimate cash payments during fiscal 2015 and 2016 related to these contingent liabilities, to be $4.0 million and $1.7 million, respectively.
We contributed $2.7 million to our defined benefit pension plans during the year ended September 30, 2014, and expect to contribute $2.5 million to the plans during fiscal 2015, which represents the minimum funding requirement.
Other Capital Considerations
Our activities are subject to significant governmental regulations and capital adequacy requirements, both in the U.S. and overseas. Certain other of our non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
Our subsidiaries are in compliance with all of their capital regulatory requirements as of September 30, 2014. Additional information on these net capital and minimum net capital requirements can be found in Note 12 of the Consolidated Financial Statements.
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
Cash Flows
Our cash and cash equivalents increased from $156.1 million as of September 30, 2013 to $231.3 million as of September 30, 2014, a net increase of $75.2 million. Net cash of $132.6 million was provided by operating activities, $4.3 million was used in investing activities and net cash of $48.8 million was used in financing activities, of which $38.5 million was repaid on lines of credit and decreased the amounts payable to lenders under loans, $1.6 million was paid out as earn-outs on acquisitions and $9.7 million was used to repurchase shares. Fluctuations in exchange rates caused a reduction of $4.3 million to our cash and cash equivalents.
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
In December 2012, we received proceeds of $8.6 million from the sale of our shares in LME Holdings Limited. In December 2012, we received proceeds of $1.5 million in connection with the sale of our exchange membership seats in the KCBT.
Capital expenditures included in investing activities for property, plant and equipment totaled $4.3 million in fiscal 2014, decreasing from $4.9 million in fiscal 2013.
On December 11, 2013, our Board of Directors authorized repurchase of up to 1.5 million shares of our outstanding common stock from time to time in open market purchases and private transactions, subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal and regulatory requirements. During fiscal 2014, we repurchased 513,800 shares of our outstanding common stock in open market transactions, for an aggregate purchase price of $9.7 million. During fiscal 2013, we repurchased 200,109 shares of our outstanding common stock in open market transactions, for an aggregate purchase price of $3.7 million. During fiscal 2012, we repurchased 217,507 shares of our outstanding common stock in open market transactions in the aggregate amount of $4.0 million.
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
Contractual Obligations
The following table summarizes our cash payment obligations as of September 30, 2014:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	After 5 Years
Operating lease obligations	$44.0	$8.2	$13.0	$10.3	$12.5
Purchase obligations(1)	252.1	252.1	—	—	—
Senior unsecured notes	45.5	—	—	—	45.5
Contingent acquisition consideration	6.0	4.3	1.7	—	—
Other	12.9	5.4	4.1	2.2	1.2
	$360.5	$270.0	$18.8	$12.5	$59.2
(1) Represents an estimate of contractual purchase commitments in the ordinary course of business primarily for the purchase of precious and base metals. Unpriced contract commitments have been estimated using September 30, 2014 fair values. The purchase commitments for less than one year will be partially offset by corresponding sales commitments of $267.3 million.
Total contractual obligations exclude defined benefit pension obligations. In fiscal 2015, we anticipate making contributions of $2.5 million to defined benefit plans. Additional information on the funded status of these plans can be found in Note 15 of the Consolidated Financial Statements.
Based upon our current operations, we believe that cash flow from operations, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs.
Off Balance Sheet Arrangements
We are party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and FCM and from our market-making and proprietary trading in the foreign exchange and commodities trading business. As part of these activities, we carry short positions. For example, we sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We have recorded these obligations in the consolidated financial statements at September 30, 2014 and September 30, 2013, at fair value of the related financial instruments, totaling $264.0 million and $179.9 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our consolidated balance sheets in ‘financial instruments owned, at fair value’, and ‘physical commodities inventory’. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to September 30, 2014, which might be partially or wholly offset by gains in the value of assets held as of September 30, 2014. The totals of $264.0 million and $179.9 million include a net liability of $84.4 million and $30.7 million for derivatives, based on their fair value as of September 30, 2014 and September 30, 2013, respectively.
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
We are a member of various commodity exchanges and clearing organizations. Under the standard membership agreement, all members are required to guarantee the performance of other members and, accordingly, in the event another member is unable to satisfy its obligations to the exchange, we may be required to fund a portion of the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the consolidated balance sheets as of September 30, 2014 and 2013.
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
The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the year ended September 30, 2014.

Marked-to-Market Revenues
Number of Days
0
20
40
60
80
100
120
7
20
57
100
54
14
5
1
1
$0 to $500
$500 to $1,000
$1,000 to $1,500
$1,500 to $2,000
$2,000 to $2,500
$2,500 to $3,000
$3,000 to $3,500
$3,500 to $4,000
$4,000 to $4,500
Daily Revenues ($000's)

In our Securities market-making and trading activities, we maintain inventories of equity and debt securities. In our Physical Commodities segment, our positions include physical inventories, forwards, futures and options on futures. Our commodity trading activities are managed as one consolidated book for each commodity encompassing both cash positions and derivative instruments.We monitor the aggregate position for each commodity in equivalent physical ounces, metric tons, or other relevant unit.
Interest Rate Risk
In the ordinary course of our operations, we have interest rate risk from the possibility that changes in interest rates will affect the values of financial instruments and impact interest income earned. We generate interest income from the positive spread earned on customer deposits. We typically invest in U.S. Treasury bills, notes, and obligations issued by government sponsored entities, reverse repurchase agreements involving U.S. Treasury bills and government obligations or AA-rated money market funds. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund and institution.
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
We manage interest expense using a combination of variable and fixed rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. Refer to Note 4 to the Consolidated Financial Statements for information on the interest rate swap transactions. The debt instruments are carried at their unpaid principal balance which approximates fair value. As of September 30, 2014, $22.5 million of our debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of September 30, 2014, we had $45.5 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with our fixed-rate debt.

ITEM 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
INTL FCStone Inc.:
We have audited INTL FCStone Inc.’s (the Company) internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s September 30, 2014 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended September 30, 2014, as well as the accompanying financial statement schedule. Our report dated December 10, 2014 expressed an unqualified opinion on those consolidated financial statements and the accompanying financial statement schedule.

/s/ KPMG LLP
Kansas City, Missouri
December 10, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
INTL FCStone Inc.:
We have audited the accompanying consolidated balance sheets of INTL FCStone Inc. and subsidiaries (the Company) as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended September 30, 2014. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three‑year period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 10, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Kansas City, Missouri
December 10, 2014

INTL FCStone Inc.
Consolidated Balance Sheets

(in millions, except par value and share amounts)	September 30, 2014	September 30, 2013
ASSETS
Cash and cash equivalents	$231.3	$156.1
Cash, securities and other assets segregated under federal and other regulations (including $15.3 and $107.6 at fair value at September 30, 2014 and September 30, 2013 respectively)	448.0	449.4
Deposits with and receivables from:
Exchange-clearing organizations (including $1,255.4 and $1,371.7 at fair value at September 30, 2014 and September 30, 2013, respectively)	1,731.4	1,576.6
Broker-dealers, clearing organizations and counterparties (including $(1.1) and $(13.1) at fair value at September 30, 2014 and September 30, 2013, respectively)	123.0	168.3
Receivable from customers, net	55.6	93.3
Notes receivable, net	65.2	37.4
Income taxes receivable	10.8	15.5
Financial instruments owned, at fair value	197.9	158.5
Physical commodities inventory	40.0	59.0
Deferred income taxes, net	32.0	25.5
Property and equipment, net	15.9	17.5
Goodwill and intangible assets, net	58.0	59.1
Other assets	30.6	31.8
Total assets	$3,039.7	$2,848.0
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $5.5 and $9.6 at fair value at September 30, 2014 and September 30, 2013)	$114.1	$114.0
Payable to:
Customers	2,228.7	2,091.8
Broker-dealers, clearing organizations and counterparties	11.9	17.0
Lenders under loans	22.5	61.0
Senior unsecured notes	45.5	45.5
Income taxes payable	7.6	3.4
Financial instruments sold, not yet purchased, at fair value	264.0	179.9
Total liabilities	2,694.3	2,512.6
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 19,826,635 issued and 18,883,662 outstanding at September 30, 2014 and 19,638,330 issued and 19,209,157 outstanding at September 30, 2013	0.2	0.2
Common stock in treasury, at cost - 942,973 shares at September 30, 2014 and 429,173 shares at September 30, 2013	(17.5)	(7.8)
Additional paid-in capital	229.6	224.0
Retained earnings	144.7	125.4
Accumulated other comprehensive loss, net	(11.6)	(6.4)
Total stockholders’ equity	345.4	335.4
Total liabilities and stockholders’ equity	$3,039.7	$2,848.0
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Income Statements

	Year Ended September 30,
(in millions, except share and per share amounts)	2014	2013	2012
Revenues:
Sales of physical commodities	$33,546.4	$42,031.2	$66,249.4
Trading gains, net	244.5	244.0	246.8
Commission and clearing fees	180.7	173.3	161.0
Consulting and management fees	42.1	35.1	27.9
Interest income	8.0	8.9	8.0
Other income	0.7	0.9	0.3
Total revenues	34,022.4	42,493.4	66,693.4
Cost of sales of physical commodities	33,531.5	42,025.2	66,245.3
Operating revenues	490.9	468.2	448.1
Transaction-based clearing expenses	108.5	110.1	105.3
Introducing broker commissions	49.9	40.5	31.0
Interest expense	10.5	7.9	5.6
Net operating revenues	322.0	309.7	306.2
Compensation and other expenses:
Compensation and benefits	201.9	198.7	197.2
Communication and data services	25.8	23.1	22.4
Occupancy and equipment rental	12.3	12.0	11.0
Professional fees	14.9	12.4	12.6
Travel and business development	9.9	10.4	10.4
Depreciation and amortization	7.3	8.0	7.2
Bad debts and impairments	5.5	0.8	1.5
Other	18.4	23.1	21.4
Total compensation and other expenses	296.0	288.5	283.7
Income from continuing operations, before tax	26.0	21.2	22.5
Income tax expense	6.4	2.6	5.5
Net income from continuing operations	19.6	18.6	17.0
(Loss) income from discontinued operations, net of tax	(0.3)	0.7	(4.3)
Net income	19.3	19.3	12.7
Add: Net loss attributable to noncontrolling interests	—	—	0.1
Net income attributable to INTL FCStone Inc. common stockholders	$19.3	$19.3	$12.8

Basic earnings per share:
Income from continuing operations attributable to INTL FCStone Inc. common stockholders	$1.03	$0.97	$0.90
(Loss) income from discontinued operations attributable to INTL FCStone Inc. common stockholders	(0.02)	0.04	(0.23)
Net income attributable to INTL FCStone Inc. common stockholders	$1.01	$1.01	$0.67
Diluted earnings per share:
Income from continuing operations attributable to INTL FCStone Inc. common stockholders	$1.00	$0.93	$0.86
(Loss) income from discontinued operations attributable to INTL FCStone Inc. common stockholders	(0.02)	0.04	(0.22)
Net income attributable to INTL FCStone Inc. common stockholders	$0.98	$0.97	$0.64
Weighted-average number of common shares outstanding:
Basic	18,528,302	18,443,233	18,282,939
Diluted	19,132,302	19,068,497	19,156,899
Amounts attributable to INTL FCStone Inc. common stockholders:
Income from continuing operations, net of tax	$19.6	$18.6	$17.1
(Loss) income from discontinued operations, net of tax	(0.3)	0.7	(4.3)
Net income	$19.3	$19.3	$12.8
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Statements of Comprehensive Income

	Year Ended September 30,
(in millions)	2014	2013	2012
Net income	$19.3	$19.3	$12.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(4.6)	(1.8)	(1.1)
Pension liabilities adjustment	(0.8)	2.9	(1.8)
Net unrealized gain or loss on available-for-sale securities	0.2	0.6	6.5
Reclassification of adjustment for gains included in net income:
Foreign currency translation adjustment (included in other income)	—	(0.1)	—
Periodic pension costs (included in compensation and benefits)	0.2	0.8	0.4
Realized gain on available-for-sale securities (included in trading gains, net)	(0.1)	(8.3)	—
Income tax expense from reclassification adjustments (included in income tax expense)	(0.1)	1.7	(0.2)
Reclassification adjustment for gains included in net income	—	(5.9)	0.2
Other comprehensive (loss) income	(5.2)	(4.2)	3.8
Comprehensive income	$14.1	$15.1	$16.5
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Cash Flows Statements

	Year Ended September 30,
(in millions)	2014	2013	2012
Cash flows from operating activities:
Net income	$19.3	$19.3	$12.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7.3	8.0	7.2
Provision for bad debts and impairments	5.5	0.8	1.7
Deferred income taxes	(6.8)	(7.8)	(0.3)
Amortization of debt issuance costs and debt discount	1.0	1.2	1.7
Amortization of share-based compensation expense	4.3	9.3	5.9
Loss on sale of property and equipment	0.3	0.4	—
Gain on disposal of affiliate	—	(0.4)	—
Gain on sale of exchange memberships and common stock	—	(9.1)	—
Changes in operating assets and liabilities, net:
Cash, securities and other assets segregated under federal and other regulations	(1.3)	(95.1)	(199.9)
Deposits and receivables from exchange-clearing organizations	(159.2)	42.3	(97.7)
Deposits and receivables from broker-dealers, clearing organizations, and counterparties	1.1	(53.4)	46.2
Receivable from customers, net	32.0	(23.7)	46.4
Notes receivable, net	(27.9)	66.6	(77.9)
Income taxes receivable	4.2	(0.2)	(3.1)
Financial instruments owned, at fair value	(42.6)	3.1	58.3
Physical commodities inventory	17.8	72.7	29.0
Other assets	0.1	4.3	(1.6)
Accounts payable and other accrued liabilities	1.9	(0.2)	10.6
Payable to customers	191.5	24.0	248.0
Payable to broker-dealers, clearing organizations and counterparties	(5.2)	(22.3)	35.9
Income taxes payable	5.2	0.5	0.3
Financial instruments sold, not yet purchased, at fair value	84.1	4.6	(215.5)
Net cash provided by (used in) operating activities	132.6	44.9	(92.1)
Cash flows from investing activities:
Disposal and deconsolidation of affiliates	—	0.2	0.4
Cash paid for acquisitions, net	—	—	(11.7)
Purchase of exchange memberships and common stock	—	(0.3)	—
Sale of exchange memberships and common stock	—	10.1	—
Purchase of property and equipment	(4.3)	(4.9)	(8.7)
Net cash (used in) provided by investing activities	(4.3)	5.1	(20.0)
Cash flows from financing activities:
Net change in payable to lenders under loans	(38.5)	(157.2)	140.8
Payments related to earn-outs on acquisitions	(1.6)	(12.0)	(9.6)
Proceeds from issuance of senior unsecured notes	—	45.5	—
Share repurchase	(9.7)	(3.9)	(4.0)
Debt issuance costs	(0.3)	(3.7)	(0.3)
Exercise of stock options	1.4	1.5	1.9
Income tax benefit on stock options and awards	(0.1)	0.1	0.2
Net cash (used in) provided by financing activities	(48.8)	(129.7)	129.0
Effect of exchange rates on cash and cash equivalents	(4.3)	(0.5)	(1.2)
Net increase (decrease) in cash and cash equivalents	75.2	(80.2)	15.7
Cash and cash equivalents at beginning of period	156.1	236.3	220.6
Cash and cash equivalents at end of period	$231.3	$156.1	$236.3

Supplemental disclosure of cash flow information:
Cash paid for interest	$9.6	$8.9	$7.9
Income taxes paid, net of cash refunds	$3.0	$10.2	$6.1
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$0.5	$5.6	$1.8
Additional consideration payable related to acquisitions	$(1.8)	$8.2	$2.1
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Statements of Stockholders’ Equity

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balances as of September 30, 2011	$0.2	$(0.1)	$205.2	$93.3	$(6.0)	$1.3	$293.9
Net income				12.8		(0.1)	12.7
Other comprehensive loss					3.8		3.8
Exercise of stock options			2.1				2.1
Share-based compensation			5.9				5.9
Repurchase of stock		(4.0)	—				(4.0)
Disposal or de-consolidation						(1.2)	(1.2)
Balances as of September 30, 2012	0.2	(4.1)	213.2	106.1	(2.2)	—	313.2
Net income				19.3		—	19.3
Other comprehensive income					(4.2)		(4.2)
Exercise of stock options			1.5				1.5
Share-based compensation			9.3				9.3
Repurchase of stock		(3.7)	(0.2)				(3.9)
Stock held in escrow for business combination			0.2				0.2
Balances as of September 30, 2013	0.2	(7.8)	224.0	125.4	(6.4)	—	335.4
Net income				19.3			19.3
Other comprehensive loss					(5.2)		(5.2)
Exercise of stock options			1.3				1.3
Share-based compensation			4.3				4.3
Repurchase of stock		(9.7)	—				(9.7)
Balances as of September 30, 2014	$0.2	$(17.5)	$229.6	$144.7	$(11.6)	$—	$345.4
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
Unless otherwise stated herein, all references to fiscal 2014, fiscal 2013, and fiscal 2012 refer to the Company’s fiscal years ended September 30.
Reclassifications
Certain amounts previously reported have been reclassified to conform to the current period presentation. The reclassifications were made to the income statement presentation to reflect the physical base metals activities in the financial statements for all periods presented as discontinued operations. The reclassifications had no effect on consolidated net income or consolidated assets and liabilities. In addition, the Company made reclassifications to the consolidated statements of comprehensive income to reflect the amounts on pension costs that were reclassified from accumulated other comprehensive income and were realized into earning for the respective periods.The reclassifications had no effect on consolidated other comprehensive income (loss) or comprehensive income.
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
Cash, Securities and Other Assets Segregated under Federal and other Regulations
Pursuant to requirements of the Commodity Exchange Act in the U.S. and similarly in the United Kingdom (“UK”), pursuant to the Markets in Financial Instruments Implementing Directive 2006/73/EC underpinning the Client Asset or ‘CASS’ rules in the Financial Services Authority (“FSA”) handbook, funds deposited by customers relating to futures and options on futures contracts in regulated commodities must be carried in separate accounts which are designated as segregated customer accounts. The deposits in segregated customer accounts are not commingled with the funds of the Company. Under the FSA’s rules, certain categories of clients may choose to opt-out of segregation. As of September 30, 2014 and 2013, cash, securities and other assets segregated under federal and other regulations consisted of cash held at banks and money market funds of approximately $432.1 million and $416.8 million, respectively, U.S. government securities and federal agency obligations of approximately $0.5 million and $19.5 million, respectively, and commodities warehouse receipts of approximately $14.8 million and $13.1 million, respectively (see fair value measurements discussion in Note 3).
Deposits and Receivables from Exchange-Clearing Organizations, Broker-dealers, Clearing Organizations and Counterparties, and Payables to Broker-dealers, Clearing Organizations and Counterparties
As required by the regulations of the U.S. Commodity Futures Trading Commission (“CFTC”) and the Markets in Financial Instruments Implementing Directive 2006/73/EC underpinning the CASS rules in the FSA handbook, customer funds received to margin, guarantee, and/or secure commodity futures transactions are segregated and accounted for separately from the general assets of the Company. Under the FSA’s rules, certain categories of clients may choose to opt-out of segregation. Deposits with exchange-clearing organizations, broker-dealers and counterparties pertain primarily to deposits made to satisfy margin requirements on customer and proprietary open futures and options on futures positions and to satisfy the requirements set by clearing exchanges for clearing membership. The Company also pledges margin deposit with various counterparties for OTC derivative contracts, and these deposits are also included in deposits and receivables from broker-dealers and counterparties. Deposits with and receivables from exchange-clearing organizations and broker-dealers and counterparties are reported gross, except where a right of offset exists. As of September 30, 2014 and 2013, the Company had cash and cash equivalents on deposit with or pledged to exchange-clearing organizations, broker-dealers and counterparties of $1.3 billion and $1.0 billion, respectively.
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
The securities, primarily U.S. Government obligations and mortgage-backed securities, held by FCStone LLC (“FCStone”), a subsidiary of INTL, as collateral or as margin have been deposited with exchange-clearing organizations, broker-dealers or other counterparties. The fair value of these securities was approximately $0.7 billion and $0.6 billion as of September 30, 2014 and 2013, respectively.
Management has considered guidance required by the Transfers and Servicing Topic of the ASC as it relates to securities pledged by customers to margin their accounts. Based on a review of the agreements with the customer, management believes the transferor surrenders control over those assets because: (a) the transferred assets have been isolated from the transferor—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (b) each transferee has the right to pledge or exchange the assets (or beneficial interests) it received, and no condition both constrains the transferee (or holder) from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor and (c) the transferor does not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call. Under this guidance, the Company reflects the customer collateral assets and corresponding liabilities in the Company’s consolidated balance sheets as of September 30, 2014 and 2013.
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
Deposits and receivables with exchange-clearing organizations also includes the unrealized gains and losses associated with the customers’ options on futures contracts. See discussion in the Financial Instruments and Derivatives section below for additional information on the treatment of derivative contracts. For customer owned derivative contracts, the fair value is offset against the payable to customers with no impact recognized on the consolidated income statements.
Receivable from and Payable to Customers
Receivable from customers, net of the allowance for doubtful accounts, include the total of net deficits in individual exchange-traded and OTC trading accounts carried by the Company. Customer deficits arise from realized and unrealized trading losses on futures, options on futures, swaps and forwards and amounts due on cash and margin transactions. Customer deficit accounts are reported gross of customer accounts that contain net credit or positive balances, except where a right of offset exists. Net deficits in individual exchange-traded and OTC trading accounts include both secured and unsecured deficit balances due from customers as of the balance sheet date. Secured deficit amounts are backed by U.S. Treasury bills and notes and commodity warehouse receipts. These U.S Treasury bills and notes and commodity warehouse receipts are not netted against the secured deficit amounts, as the conditions for right of setoff have not been met.
Payable to customers represent the total of customer accounts with credit or positive balances. Customer accounts are used primarily in connection with commodity transactions and include gains and losses on open commodity trades as well as securities and other deposits made as required by the Company, the exchange-clearing organizations or other clearing organizations. Customer accounts with credit or positive balances are reported gross of customer deficit accounts, except where a right of offset exists.
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
Identifiable intangible assets subject to amortization are amortized using the straight-line method over their estimated period of benefit, ranging from two to twenty years. Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with the Intangibles – Goodwill and Other Topic of the ASC. Residual value is presumed to be zero. Identifiable intangible assets not subject to amortization are reviewed at each reporting period to re-evaluate if the intangible asset’s useful life remains indefinite. Additionally, intangible assets not subject to amortization are tested annually for impairment at the fiscal year-end, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. See Note 9 for discussion of impairments of intangible assets that have been identified during the fiscal year ended September 30, 2013.
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
The Company has classified certain U.S. government obligations and exchange firm common stock not pledged for clearing purposes as available-for-sale, which are carried at fair value based on observable or quoted market prices and associated unrealized gains or losses are recorded as a component of OCI, net of tax, until realized, unless an unrealized loss is determined to be other than temporary, in which case such loss is charged to earnings. The Company classifies those securities as available-for-sale because it would consider selling them prior to maturity to meet liquidity needs or as part of the Company’s risk management program.
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
During fiscal 2014, the Company concluded its business activities related to speculative trading and holding proprietary positions in futures, options and swaps, including corn, wheat, soybeans, sugar. Since some of the derivatives held or sold by the Company were for speculative trading purposes, those derivative instruments were not designated as hedging instruments and accordingly, the changes in fair value during the period were recorded in the consolidated income statements as a component of ‘trading gains, net’ (see Note 4).
The Company holds proprietary positions in its foreign exchange line of business. On a limited basis, the Company’s foreign exchange trade desk will accept a customer transaction and will offset that transaction with a similar but not identical position with a counterparty. These unmatched transactions are intended to be short-term in nature and are often conducted to facilitate the most effective transaction for the Company’s customer. These spot and forward contracts are accounted for as free-standing derivatives and reported in the consolidated balance sheets at their fair values. The Company does not seek hedge accounting treatment for these derivatives, and accordingly, the changes in fair value during the period are recorded in the consolidated income statements in ‘trading gains, net’ (see Note 4). In applying the guidance in the Balance Sheet-Offsetting Topic of the ASC, the Company’s accounting policy is such that open contracts with the same customer are netted at the account level, in accordance with netting arrangements in place with each party, as applicable and rights to reclaim cash collateral or obligations to return cash collateral are netted against fair value amounts recognized for derivative instruments with the same customer in accordance with the master netting arrangements in place with each customer.
The Company may lease commodities to or from customers or counterparties, or advance commodities to customers on an unpriced basis, receiving payment when they become priced. These are valued at fair value utilizing the fair value option based on guidance in the Financial Instruments Topic of the ASC. As permitted by the fair value option election, the entire instrument is recorded at fair value in the consolidated balance sheets as a component of ‘financial instruments owned and sold, not yet purchased’. Due to the short term nature of the instruments, the balance of the agreements is not materially different than the recorded fair value. The corresponding change in fair value of the instrument is recognized in the consolidated income statements as a component of ‘trading gains, net’ for the fiscal years ended September 30, 2014, 2013 and 2012. The Company does elect to value all of their commodities lease agreements at fair value using the fair value option. See fair value measurements in Note 3.

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
The cost basis for exchange memberships and firm common stock pledged for clearing purposes was $10.3 million and $10.4 million as of September 30, 2014 and 2013, respectively. The fair value of exchange memberships and firm common stock pledged for clearing purposes was $9.7 million and $8.5 million as of September 30, 2014 and 2013, respectively. The fair value of exchange firm common stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. The Company monitors the fair value of exchange membership seats and firm common stock on a quarterly basis, and does not consider any current unrealized losses on individual exchange memberships to be anything other than a temporary impairment.
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
Business Combinations
Acquisitions during fiscal 2014 and fiscal 2013 are accounted for as business combinations in accordance with the provisions of the Business Combinations Topic of the ASC. Under this accounting guidance most of the assets and liabilities acquired and assumed are measured at fair value as of the acquisition date. Certain contingent liabilities acquired require remeasurement at fair value in each subsequent reporting period. Noncontrolling interests are initially measured at fair value and classified as a separate component of equity. Acquisition related costs, such as fees for attorneys, accountants, and investment bankers, are expensed as incurred and are not capitalized as part of the purchase price. For all acquisitions, regardless of the consummation date, deferred tax assets, valuation allowances, and uncertain tax position adjustments occurring after the measurement period are recorded as a component of income, rather than adjusted through goodwill.
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
In September 2010, the Company acquired certain assets of Provident Group (“Provident”). The purchase price for the assets and services of the sellers was $5.0 million. Subsequent to closing, the individual sellers placed the entire purchase price into an escrow account and the funds were used to purchase outstanding shares of the Company on the open market. There were 214,325 shares purchased and placed into escrow as a result of this agreement. The entire purchase price was recorded as a reduction in additional paid in capital as shares held in escrow for business combinations. The shares held in escrow for business combinations will be released to the individual sellers, over a five year period from the date of closing based on net profits, in accordance with the provisions of the acquisition agreement. However, if the terms of the agreement are not met, the remaining shares will be forfeited and the remaining shares and balance in the shares held in escrow for business combinations will be recorded as treasury stock. In accordance with the acquisition agreement, 6,799 shares were earned and subsequently released to the sellers during the year ended September 30, 2013, respectively. There were no shares earned or released during the year ended September 30, 2014.
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
Preferred Stock
The Company is authorized to issue one million shares of preferred stock, par value of $0.01 per share, in one or more classes or series to be established by the Company’s board of directors. As of September 30, 2014 and 2013, no preferred shares were outstanding and the Company’s board of directors had not yet established any class or series of shares.
Recent Accounting Pronouncements
On December 16, 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the disclosures about offsetting assets and liabilities. The amended guidance limits the scope of balance sheet offsetting to derivatives, repurchase agreements and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. While the FASB retained the existing offsetting models under U.S. GAAP, the new standard requires disclosures to allow investors to better compare and understand significant quantitative differences in financial statements prepared under U.S. GAAP. The new standard is effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective application is required. This guidance is effective for the Company’s fiscal year beginning October 1, 2013. The Company adopted this guidance starting with the first quarter ended December 31, 2013. The adoption of this guidance did not have a material impact on the Company’s disclosures within the notes to its condensed consolidated financial statements. Refer to Note 4 and Note 10 of the notes to the consolidated financial statements for disclosure of assets and liabilities regarding the Company's derivative instruments and repurchase agreements.
In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income requiring new disclosures regarding reclassification adjustments from accumulated other comprehensive income (“AOCI”). ASU No. 2013-02 requires disclosure of amounts reclassified out of AOCI by component. In addition, the entity is required to present, either on the face of the statement where net income is presented or the notes, significant amounts reclassified out of AOCI by the respective line items of net income. The Company adopted this guidance starting with the first quarter ended December 31, 2013. The adoption of this guidance did not have a material impact on the presentation of the Company’s consolidated financial statements.
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
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements: Reporting Discontinued Operations, which updated guidance on reporting discontinued operations and disclosures of disposals of components of an entity. Under the amendment only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. Next, the elimination of the component's operations, cash flows and significant continuing involvement conditions have been removed. Lastly, an equity method investment could be reported as discontinued operations. The updated guidance is effective prospectively for all disposals or classifications as held for sale that occur within annual periods beginning after December 15, 2014. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2016. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.
On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. For public entities, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early application is not permitted. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Additionally, for repurchase financing arrangements, the amendments of this ASU require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. For public entities, the ASU is effective for the first interim or annual period beginning after December 15, 2014. Earlier application is not permitted. The Company expects to adopt this guidance starting with the second quarter of fiscal year 2015. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.
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

	Year Ended September 30,
(in millions, except share amounts)	2014	2013	2012
Numerator:
Income from continuing operations attributable to INTL FCStone Inc. stockholders	$19.6	$18.6	$17.1
Less: Allocation to participating securities	(0.5)	(0.7)	(0.6)
Income from continuing operations allocated to common stockholders	$19.1	$17.9	$16.5
Income from discontinued operations	$(0.3)	$0.7	$(4.3)
Less: Allocation to participating securities	—	(0.1)	0.1
Income from discontinued operations allocated to common stockholders	$(0.3)	$0.6	$(4.2)
Diluted net income	$19.3	$19.3	$12.8
Less: Allocation to participating securities	(0.5)	(0.8)	(0.5)
Diluted net income allocated to common stockholders	$18.8	$18.5	$12.3
Denominator:
Weighted average number of:
Common shares outstanding	18,528,302	18,443,233	18,282,939
Dilutive potential common shares outstanding:
Share-based awards	604,000	625,264	873,960
Diluted weighted-average shares	19,132,302	19,068,497	19,156,899
The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the ASC.
Options to purchase 1,120,985, 1,447,688 and 1,157,601 shares of common stock for fiscal years ended September 30, 2014, 2013 and 2012, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.
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
Fair Value Hierarchy
As required by the Fair Value Measurement Topic of the ASC, financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). A market is active if there are sufficient transactions on an ongoing basis to provide current pricing information for the asset or liability, pricing information is released publicly, and price quotations do not vary substantially either over time or among market makers. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. The guidance requires the Company to consider counterparty credit risk of all parties to outstanding derivative instruments that would be considered by a market participant in the transfer or settlement of such contracts (exit price). The Company’s exposure to credit risk on derivative financial instruments relates to the portfolio of OTC derivative contracts as all exchange-traded contracts held can be settled on an active market with the credit guarantee by the respective exchange. The Company requires each counterparty to deposit margin collateral for all OTC instruments and is also required to deposit margin collateral with counterparties. The Company has assessed the nature of these deposits and used its discretion to adjust each based on the underlying credit considerations for the counterparty and determined that the collateral deposits minimize the exposure to counterparty credit risk in the evaluation of the fair value of OTC instruments as determined by a market participant.
The majority of financial assets and liabilities on the consolidated balance sheets are reported at fair value. Cash is reported at the balance held at financial institutions. Cash equivalents includes money market funds, which are valued at period-end at the net asset value provided by the fund’s administrator, and certificates of deposit, which are stated at cost plus accrued interest, which approximates fair value. Cash, securities and other assets segregated under federal and other regulations include the value of cash collateral as well as the value of other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and commodities warehouse receipts. Deposits with and receivables from exchange-clearing organizations and broker-dealers, clearing organizations and counterparties and payable to customers and broker-dealers, clearing organizations and counterparties include the value of cash collateral as well as the value of money market funds and other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and mortgage-backed securities. These balances also include the fair value of exchange-traded futures and options on futures and exchange-cleared swaps and options determined by prices on the applicable exchange. Financial instruments owned and sold, not yet purchased include the value of U.S. and foreign government obligations, corporate debt securities, derivative financial instruments, commodities, mutual funds and investments in managed funds. The fair value of exchange common stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. Payables to lenders under loans carry variable rates of interest and thus approximate fair value. The fair value of the Company’s senior unsecured notes is estimated to be $47.0 million (carrying value of $45.5 million) as of September 30, 2014, based on the transaction prices at public exchanges for the same or similar issues.
The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2014 and 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
Cash equivalents, securities, commodities warehouse receipts, derivative financial instruments and contingent liabilities are carried at fair value, on a recurring basis, and are classified and disclosed into three levels in the fair value hierarchy. The Company did not have any fair value adjustments for assets or liabilities measured at fair value on a non-recurring basis during the years ended September 30, 2014 and 2013. The three levels of the fair value hierarchy under the Fair Value Measurement Topic of the ASC are:
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

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of September 30, 2014 and September 30, 2013 by level in the fair value hierarchy. There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2014 and 2013.

	September 30, 2014
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificates of deposits	1.5	—	—	—	1.5
Commodities warehouse receipts	14.8	—	—	—	14.8
U.S. government obligations	—	0.5	—	—	0.5
Securities and other assets segregated under federal and other regulations	14.8	0.5	—	—	15.3
Money market funds	826.8	—	—	—	826.8
U.S. government obligations	—	702.5	—	—	702.5
Derivatives	3,397.1	—	—	(3,671.0)	(273.9)
Deposits and receivables from exchange-clearing organizations	4,223.9	702.5	—	(3,671.0)	1,255.4
Deposits and receivables from broker-dealers, clearing organizations and counterparties - derivatives	549.0	—	—	(550.1)	(1.1)
Common and preferred stock and American Depositary Receipts (“ADRs”)	66.8	15.0	0.7	—	82.5
Exchangeable foreign ordinary equities and ADRs	27.2	—	—	—	27.2
Corporate and municipal bonds	7.1	9.0	3.6	—	19.7
U.S. government obligations	—	0.3	—	—	0.3
Foreign government obligations	—	10.7	—	—	10.7
Derivatives	332.4	2,328.3	—	(2,616.4)	44.3
Commodities leases	—	60.1	—	(58.0)	2.1
Commodities warehouse receipts	3.6	—	—	—	3.6
Exchange firm common stock	4.8	—	—	—	4.8
Mutual funds and other	2.7	—	—	—	2.7
Financial instruments owned	444.6	2,423.4	4.3	(2,674.4)	197.9
Total assets at fair value	$5,233.8	$3,126.4	$4.3	$(6,895.5)	$1,469.0
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$5.5	$—	$5.5
Payable to customers - derivatives	3,469.8	—	—	(3,469.8)	—
Common and preferred stock and ADRs	92.8	2.6	—	—	95.4
Exchangeable foreign ordinary equities and ADRs	5.8	—	—	—	5.8
Corporate and municipal bonds	2.8	—	—	—	2.8
Derivatives	327.0	2,257.7	—	(2,500.3)	84.4
Commodities leases	—	176.0	—	(100.4)	75.6
Financial instruments sold, not yet purchased	428.4	2,436.3	—	(2,600.7)	264.0
Total liabilities at fair value	$3,898.2	$2,436.3	$5.5	$(6,070.5)	$269.5

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.

	September 30, 2013
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Money market funds	$0.1	$—	$—	$—	$0.1
Certificate of deposits	2.9	—	—	—	2.9
Unrestricted cash equivalents	3.0	—	—	—	3.0
Money market funds	75.0	—	—	—	75.0
Commodities warehouse receipts	13.1	—	—	—	13.1
U.S. government obligations	—	19.5	—	—	19.5
Securities and other assets segregated under federal and other regulations	88.1	19.5	—	—	107.6
Money market funds	841.4	—	—	—	841.4
U.S. government obligations	—	594.8	—	—	594.8
Mortgage-backed securities	—	5.3	—	—	5.3
Derivatives	2,263.2	—	—	(2,333.0)	(69.8)
Deposits and receivables from exchange-clearing organizations	3,104.6	600.1	—	(2,333.0)	1,371.7
Deposits and receivables from broker-dealers, clearing organizations and counterparties - derivatives	1.8	0.2	—	(15.1)	(13.1)
Common and preferred stock and American Depositary Receipts (“ADRs”)	49.3	19.8	0.7	—	69.8
Exchangeable foreign ordinary equities and ADRs	36.7	—	—	—	36.7
Corporate and municipal bonds	0.1	—	3.5	—	3.6
U.S. government obligations	—	0.3	—	—	0.3
Foreign government obligations	7.7	—	—	—	7.7
Derivatives	173.6	440.6	—	(592.3)	21.9
Commodities leases	—	56.1	—	(50.0)	6.1
Commodities warehouse receipts	4.0	—	—	—	4.0
Exchange firm common stock	4.4	—	—	—	4.4
Mutual funds and other	4.0	—	—	—	4.0
Financial instruments owned	279.8	516.8	4.2	(642.3)	158.5
Total assets at fair value	$3,477.3	$1,136.6	$4.2	$(2,990.4)	$1,627.7
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$9.6	$—	$9.6
Payable to customers - derivatives	2,328.2	—	—	(2,328.2)	—
Common and preferred stock and ADRs	82.9	16.6	—	—	99.5
Exchangeable foreign ordinary equities and ADRs	8.7	—	—	—	8.7
Derivatives	174.0	473.2	—	(616.5)	30.7
Commodities leases	—	85.5	—	(44.5)	41.0
Financial instruments sold, not yet purchased	265.6	575.3	—	(661.0)	179.9
Total liabilities at fair value	$2,593.8	$575.3	$9.6	$(2,989.2)	$189.5

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.
Realized and unrealized gains and losses are included in ‘trading gains, net’ in the consolidated income statements.

Information on Level 3 Financial Assets and Liabilities
The Company’s financial assets at fair value classified within level 3 of the fair value hierarchy as of September 30, 2014 and 2013 are summarized below:

(in millions)	September 30, 2014	September 30, 2013
Total level 3 assets	$4.3	$4.2
Level 3 assets for which the Company bears economic exposure	$4.3	$4.2
Total assets	$3,039.7	$2,848.0
Total financial assets at fair value	$1,469.0	$1,627.7
Total level 3 assets as a percentage of total assets	0.1%	0.1%
Level 3 assets for which the Company bears economic exposure as a percentage of total assets	0.1%	0.1%
Total level 3 assets as a percentage of total financial assets at fair value	0.3%	0.3%
The following tables set forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the fiscal years ended September 30, 2014 and 2013, including a summary of unrealized gains (losses) during the fiscal year ended on the Company’s level 3 financial assets and liabilities still held as of September 30, 2014.

	Level 3 Financial Assets and Financial Liabilities For the Year Ended September 30, 2014
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/ issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common and preferred stock and ADRs	$0.7	$—	$—	$—	$—	$—	$0.7
Corporate and municipal bonds	3.5	—	0.1	—	—	—	3.6
	$4.2	$—	$0.1	$—	$—	$—	$4.3

(in millions)	Balances at beginning of period	Realized gains (losses) during period	Remeasurement gains (losses) during period	Acquisitions	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Liabilities:
Contingent liabilities	$9.6	$—	$(2.3)	$0.5	$(2.3)	$—	$5.5

	Level 3 Financial Assets and Financial Liabilities For the Year Ended September 30, 2013
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/ issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common and preferred stock and ADRs	$0.9	$—	$(0.2)	$—	$—	$—	$0.7
Corporate and municipal bonds	3.6	—	(0.1)	—	—	—	3.5
	$4.5	$—	$(0.3)	$—	$—	$—	$4.2

(in millions)	Balances at beginning of period	Realized gains (losses) during period	Remeasurement gains (losses) during period	Acquisitions	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Liabilities:
Contingent liabilities	$14.8	$—	$2.6	$5.6	$(13.4)	$—	$9.6
In accordance with the Fair Value Measurement Topic of the ASC, the Company has estimated on a recurring basis each period the fair value of debentures issued by a single asset owning company of Suriwongse Hotel located in Chiang Mai, Thailand. As of September 30, 2014, the Company’s investment in the hotel is $3.6 million, and included within the corporate and municipal bonds classification in the level 3 financial assets and financial liabilities tables. The Company has classified its investment in the hotel within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. These cash flows are discounted employing present value techniques. The Company estimates the fair value of its investment in these debentures by using a management-developed forecast, which is based on the income approach. The Company continues to monitor the hotel renovation process and evaluate the fair value of the debentures. There has been no significant change in the fair value of the debentures, and no additional loss has been recognized during the years ended September 30, 2014 and 2013.
The Company is required to make additional future cash payments based on certain financial performance measures of its acquired businesses. The Company is required to remeasure the fair value of the cash earnout arrangements on a recurring basis in accordance with the guidance in the Business Combinations Topic of the ASC. The Company has classified its liabilities for the contingent earnout arrangements within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. The estimated fair value of the contingent purchase consideration is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted employing present value techniques in arriving at fair value. The discount rate was developed using market participant company data and there have been no significant changes in the discount rate environment. From the dates of acquisition to September 30, 2014, certain acquisitions have had changes in the estimates of undiscounted cash flows, based on actual performances fluctuating from estimates. During the fiscal years ended September 30, 2014 and 2013, the fair value of the contingent consideration decreased $2.3 million and increased $2.6 million, respectively, with the corresponding income or expense classified as ‘other’ in the consolidated income statements.
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
On March 31, 2013, the commodities market experienced downward limit price movements on certain commodities. As a result, certain exchange-traded derivative contracts, which would normally be valued using settlement prices and classified as level 1 within the fair value hierarchy, were priced using a valuation model using observable inputs. Due to the change in valuation techniques because of the limit moves, some derivative assets and liabilities were classified as level 2 at March 31, 2013. Such derivative assets and liabilities were valued using settlement prices, and as such, were classified as level 1 as of June, 30, 2013, September 30, 2013 and prior to March 31, 2013. There were no significant similar occurrences of upward or downward limit price movements during the year ended September 30, 2014 and the derivative assets and liabilities were valued using quoted market prices as of the respective quarter ends in fiscal year 2014 and as such were classified as level 1.
Except as described above, the Company did not have any additional significant transfers between level 1 and level 2 fair value measurements for the fiscal years ended September 30, 2014 and 2013.
The Company has classified equity investments in exchange firms’ common stock not pledged for clearing purposes as available-for-sale. The investments are recorded at fair value, with unrealized gains and losses recorded, net of taxes, as a component of OCI until realized. As of September 30, 2014, the cost and fair value of the equity investments in exchange firms is $3.7 million and $4.8 million, respectively. As of September 30, 2013, the cost and fair value of the equity investments in exchange firms was $3.7 million and $4.4 million, respectively.
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

The Company has unrealized gains of $0.7 million, net of income tax expense of $0.4 million and unrealized losses of $0.5 million, net of income tax beneft of $0.3 million in OCI related to U.S. government obligations, mortgage-backed securities and the remaining equity investments in exchange firms classified as available-for-sale securities as of September 30, 2014 and 2013, respectively. The Company monitors the fair value of exchange common stock on a periodic basis, and does not consider any current unrealized losses to be anything other than temporary impairment.
The following tables summarize the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses of the Company’s investment securities classified as available-for-sale as of September 30, 2014 and September 30, 2013:

September 30, 2014
Amounts included in deposits with and receivables from exchange-clearing organizations:
	Amortized Cost	Unrealized Holding (1)		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$666.8	$—	$—	$666.8

(1)	Unrealized gain/loss on U.S. government obligations as of September 30, 2014, is less than 0.1 million.

September 30, 2013
Amounts included in deposits with and receivables from exchange-clearing organizations:
	Amortized Cost	Unrealized Holding (1)		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$568.5	$—	$—	$568.5
Mortgage-backed securities	5.2	0.1	—	5.3
	$573.7	$0.1	$—	$573.8

(1)	Unrealized gain/loss on U.S. government obligations as of September 30, 2013, is less than 0.1 million.
As of September 30, 2014 and September 30, 2013, investments in debt securities classified as available-for-sale (AFS) mature as follows:

September 30, 2014
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$287.6	$379.2	$666.8

September 30, 2013
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$568.5	$—	$568.5
Mortgage-backed securities	—	5.3	5.3
	$568.5	$5.3	$573.8
During the year ended September 30, 2014, the Company sold all of its investments in mortgage-backed securities and the U.S. government obligations there were held as of September 30, 2013, matured, and as a result, realized gains of $0.1 million, net of tax, were reclassified from OCI for the year ended September 30, 2014.
Except as discussed previously, there were no other sales of AFS Securities during years ended September 30, 2014 and September 30, 2013, and as a result, no additional realized gains or losses were recorded for the years ended September 30, 2014 and September 30, 2013. The company recognized changes in unrealized gains on available-for-sale securities of $0.2 million during the year ended September 30, 2014.
For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements as of September 30, 2014 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to September 30, 2014. The total of $264.0 million as of September 30, 2014 includes $84.4 million for derivative contracts, which represent a liability to the Company based on their fair values as of September 30, 2014.
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
Listed below are the fair values of the Company’s derivative assets and liabilities as of September 30, 2014 and 2013. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	September 30, 2014		September 30, 2013
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$3,777.7	$3,255.4	$2,036.6	$2,046.3
OTC commodity derivatives	1,852.3	1,842.9	481.4	484.9
Exchange-traded foreign exchange derivatives	93.5	90.2	89.3	104.2
OTC foreign exchange derivatives	808.0	741.8	132.3	162.3
Exchange-traded interest rate derivatives	13.4	10.2	4.3	36.0
Equity index derivatives	61.9	114.0	135.5	141.7
Gross fair value of derivative contracts	6,606.8	6,054.5	2,879.4	2,975.4
Impact of netting and collateral	(6,837.5)	(5,970.1)	(2,940.4)	(2,944.7)
Total fair value included in ‘Deposits and receivables from exchange-clearing organizations’	$(273.9)		$(69.8)
Total fair value included in ‘Deposits and receivables from broker-dealers, clearing organizations and counterparties’	$(1.1)		$(13.1)
Total fair value included in ‘Financial instruments owned, at fair value’	$44.3		$21.9
Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$84.4		$30.7

(1)	As of September 30, 2014 and 2013, the Company’s derivative contract volume for open positions was approximately 4.5 million and 4.1 million contracts, respectively.
The Company’s derivative contracts are principally held in its Commodities and Risk Management Services (“Commercial Hedging”) segment. The Company assists its Commercial Hedging segment customers in protecting the value of their future production by entering into option or forward agreements with them on an OTC basis. The Company also provides its Commercial Hedging segment customers with option products, including combinations of buying and selling puts and calls. The Company mitigates its risk by generally offsetting the customer’s transaction simultaneously with one of the Company’s trading counterparties or will offset that transaction with a similar but not identical position on the exchange. The risk mitigation of these offsetting trades is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC. These derivative contracts are traded along with cash transactions because of the integrated nature of the markets for these products. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies. In particular, the risks related to derivative positions may be partially offset by inventory, unrealized gains in inventory or cash collateral paid or received.

The following table sets forth the Company’s net gains (losses) related to derivative financial instruments for the fiscal years ended September 30, 2014, 2013 and 2012, in accordance with the Derivatives and Hedging Topic of the ASC. The net gains (losses) set forth below are included in ‘trading gains, net’ in the consolidated income statements.

	Year Ended September 30,
(in millions)	2014	2013	2012
Commodities	$65.7	$84.6	$62.3
Foreign exchange	7.5	11.6	10.4
Interest rate	—	0.1	1.4
Net gains from derivative contracts	$73.2	$96.3	$74.1
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
The Company is a party to financial instruments in the normal course of its business through customer and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held as of September 30, 2014 and September 30, 2013 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting, or customer agreements which reduce the exposure to the Company.
Derivative financial instruments involve varying degrees of off-balance sheet market risk whereby changes in the fair values of underlying financial instruments may result in changes in the fair value of the financial instruments in excess of the amounts reflected in the consolidated balance sheets. Exposure to market risk is influenced by a number of factors, including the relationships between the financial instruments and the Company’s positions, as well as the volatility and liquidity in the markets in which the financial instruments are traded. The principal risk components of financial instruments include, among other things, interest rate volatility, the duration of the underlying instruments and changes in commodity pricing and foreign exchange rates. The Company attempts to manage its exposure to market risk through various techniques. Aggregate market limits have been established and market risk measures are routinely monitored against these limits.

Note 5 – Receivables From Customers, Net and Notes Receivable, Net
Receivables from customers, net and notes receivable, net include an allowance for bad debts, which reflects the Company’s best estimate of probable losses inherent in the receivables from customers and notes receivable. The Company provides for an allowance for doubtful accounts based on a specific-identification basis. The Company continually reviews its allowance for bad debts. The allowance for doubtful accounts related to receivables from customers was $5.7 million and $1.1 million as of September 30, 2014 and 2013, respectively. The allowance for doubtful accounts related to notes receivable was $0.1 million as of September 30, 2014 and 2013.
During the year ended September 30, 2014, the Company recorded bad debt expense, net of recoveries, of $5.5 million, including provision increases of $5.1 million and direct write-offs of $0.6 million, offset by recoveries of $0.2 million. The provision increases during fiscal 2014 was $3.8 million in the Commercial Hedging segment, primarily related to account deficits from a Hong Kong commercial LME customer and Brazilian OTC Financial Ag’s & Energy customers. Additionally, the Company recorded bad debts of $0.9 million in the Physical Commodities segment, related to renewable fuels activity, and $0.7 million in the Securities segment primarily related to charge-offs of uncollectible service fees.
During the year ended September 30, 2013, the Company recorded bad debt expense, net of recoveries, of $0.7 million, including provision increases of $0.2 million and direct write-offs of $0.6 million, offset by recoveries of $0.1 million. The provision increase during fiscal 2013 was primarily related to customer deficits in the Commercial Hedging segment, and the direct write-offs were primarily related to investment banking advisory services in the Securities segment.
During the year ended September 30, 2012, the Company recorded bad debt expense, net of recoveries, of $0.7 million, including provision increases of $0.5 million and direct write-offs of $0.3 million, offset by recoveries of $0.1 million. The provision increase during fiscal 2012 was primarily related to customer deficits in the Commercial Hedging segment. During fiscal 2012, the Company charged-off receivables on consigned gold transactions of $8.5 million and CES customer deficits of $2.7 million, which were fully reserved.
Activity in the allowance for doubtful accounts and notes for the years ended September 30, 2014, 2013 and 2012 was as follows:

(in millions)	2014	2013	2012
Balance, beginning of year	$1.2	$1.0	$11.9
Provision for bad debts	5.3	0.2	0.4
Deductions:
Charge-offs	(0.7)	—	(11.2)
Recoveries	—	—	(0.1)
Balance, end of year	$5.8	$1.2	$1.0
The Company originates short-term notes receivable from customers with the outstanding balances being insured 90% to 98% by a third party, including accrued interest. The total balance outstanding under insured notes receivable was $33.8 million and $21.1 million as of September 30, 2014 and 2013, respectively. The Company has sold $25.8 million and $18.7 million of the insured portion of the notes through non-recourse participation agreements with other third parties as of September 30, 2014 and 2013, respectively.
See discussion of notes receivable related to commodity repurchase agreements in Note 13.
Note 6 – Physical Commodities Inventory
The carrying values of the Company’s inventory, which consist of all finished commodities, are $40.0 million and $59.0 million as of September 30, 2014 and 2013, respectively.
As a result of declining market prices for some commodities towards the end of the fiscal year, the Company has recorded LCM adjustments for physical commodities inventory of $1.0 million and $0.9 million as of September 30, 2014 and 2013, respectively. The adjustments are included in ‘cost of sales of physical commodities’ in the consolidated income statements.
Note 7 – Property and Equipment, net
Property and equipment are stated at cost, and reported net of accumulated depreciation on the consolidated balance sheets. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from 3 to 10 years. During the fiscal years ended September 30, 2014, 2013 and 2012, depreciation expense was $5.7 million, $5.8 million and $4.7 million, respectively.

A summary of property and equipment, at cost less accumulated depreciation as of September 30, 2014 and 2013 is as follows:

(in millions)	September 30, 2014	September 30, 2013
Property and equipment:
Furniture and fixtures	$5.2	$6.0
Software	6.2	6.0
Equipment	10.9	10.2
Leasehold improvements	9.3	9.6
Total property and equipment	31.6	31.8
Less accumulated depreciation	(15.7)	(14.3)
Property and equipment, net	$15.9	$17.5
Note 8 – Goodwill
Commencing during the quarter ended March 31, 2014, the Company’s operating segments were reorganized into new reportable segments. The Company’s physical precious metals business was moved into the Physical Commodities reportable segment. As a result, during the fiscal year ended September 30, 2014, the goodwill associated with the precious metals business was moved from the Commercial Hedging (formerly known as Commodity and Risk Management Services) segment to the new Physical Commodities segment. The goodwill reported in the Commodity and Risk Management Services segment was $33.1 million in the prior year presentation. See discussion in Note 22 related to the reorganization of segments.
Goodwill allocated to the Company’s operating segments as of September 30, 2014 and 2013 is as follows:

(in millions)	September 30, 2014	September 30, 2013
Commercial Hedging	$30.7	$30.7
Global Payments	6.3	6.3
Physical Commodities	2.4	2.4
Securities	8.1	8.1
Goodwill	$47.5	$47.5
Note 9 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows:

	September 30, 2014			September 30, 2013
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Noncompete agreement	$3.7	$(3.7)	$—	$3.7	$(3.7)	$—
Trade name	0.7	(0.7)	—	0.7	(0.7)	—
Software programs/platforms	2.2	(1.9)	0.3	2.2	(1.5)	0.7
Customer base	12.9	(3.8)	9.1	12.4	(2.6)	9.8
	19.5	(10.1)	9.4	19.0	(8.5)	10.5
Intangible assets not subject to amortization
Trade name	1.1	—	1.1	1.1	—	1.1
Total intangible assets	$20.6	$(10.1)	$10.5	$20.1	$(8.5)	$11.6
Amortization expense related to intangible assets was $1.6 million, $2.2 million, and $2.5 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

The estimated future amortization expense as of September 30, 2014 is as follows (in millions):

Year ending September 30,
2015	$1.3
2016	0.7
2017	0.7
2018	0.7
2019 and thereafter	6.0
$9.4
During the fiscal year ended September 30, 2013, as part of the annual goodwill and intangible assets impairment analysis, the Company assessed the value of the indefinite-lived trade name related to previous acquisitions and determined that the value of the Hanley Companies trade name had been impaired during that year. The Company discontinued the use of that trade name, which impaired the value of the previously recorded intangible asset.
The Company recorded impairment loss for the trade name of $0.1 million, in ‘bad debts and impairments’ on the consolidated income statements, during the fiscal year ended September 30, 2013. The Hanley Companies trade name was recorded in the Commercial Hedging segment.
Note 10 – Credit Facilities
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
A three-year syndicated committed loan facility established on September 20, 2013 under which $140 million is available to the Company for general working capital requirements. The line of credit is secured by a pledge of shares held in certain of the Company’s subsidiaries. Unused portions of the loan facility require a commitment fee of 0.625% on the unused commitment. Borrowings under the facility bear interest at the Eurodollar Rate, as defined, plus 3.00% or Base Rate, as defined, plus 2.00%, and averaged 5.25% as of September 30, 2014. The agreement contains financial covenants related to consolidated tangible net worth, consolidated funded debt to net worth ratio, consolidated fixed charge coverage ratio and consolidated net unencumbered liquid assets, as defined. The Company was in compliance with these financial covenants as of September 30, 2014. The Company paid debt issuance costs of $1.5 million in connection with the issuance of this credit facility, which are being amortized over the thirty-six month term of the facility.
An unsecured syndicated committed line of credit, established on June 21, 2010 and renewed by amendment on April 10, 2014, under which $75 million is available to the Company’s subsidiary, FCStone, LLC to provide short term funding of margin to commodity exchanges as necessary. This line of credit is subject to annual review, and the continued availability of this line of credit is subject to FCStone, LLC’s financial condition and operating results continuing to be satisfactory as set forth in the agreement. Unused portions of the margin line require a commitment fee of 0.50% on the unused commitment. Borrowings under the margin line are on a demand basis and bear interest at the Base Rate, as defined, plus 2.00%, which was 5.25% as of September 30, 2014. The agreement contains financial covenants related to FCStone, LLC’s tangible net worth, excess net capital and maximum net loss over a trailing twelve month period, as defined. FCStone, LLC was in compliance with these covenants as of September 30, 2014. The facility is guaranteed by the Company.
A syndicated committed borrowing facility established on August 10, 2012, and amended on July 30, 2013, under which $30.0 million is available to the Company’s subsidiary, FCStone Merchant Services, LLC (“FCStone Merchants”) for financing traditional commodity financing arrangements and commodity repurchase agreements. The facility is secured by the assets of FCStone Merchants, and guaranteed by the Company. Unused portions of the borrowing facility require a commitment fee of 0.50% on the unused commitment. The borrowings outstanding under the facility bear interest at a rate per annum equal to the Base Rate plus Applicable Margin, as defined, which averaged 3.70% as of September 30, 2014. The agreement contains financial covenants related to tangible net worth, as defined. FCStone Merchants was in compliance with this covenant as of September 30, 2014. FCStone Merchants paid minimal debt issuance costs in connection with this credit facility.
A syndicated committed borrowing facility established on November 15, 2013, and amended on November 10, 2014, under which $25.0 million is available to the Company’s subsidiary, INTL FCStone, Ltd for short term funding of margin to commodity exchanges. The borrowings outstanding under the facility bear interest at a rate per annum equal to 2.50% plus the Federal Funds Rate, as defined. The agreement contains financial covenants related to consolidated tangible net worth, as defined. INTL FCStone Ltd was in compliance with this covenant as of September 30, 2014. INTL FCStone, Ltd paid minimal debt issuance costs in connection with this credit facility. The facility is guaranteed by the Company.
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
The following table sets forth a listing of credit facilities, the committed amounts as of September 30, 2014 on the facilities, and outstanding borrowings on the facilities as well as indebtedness on senior notes as of September 30, 2014 and 2013:

(in millions)
Credit Facilities				Amounts Outstanding
Borrower	Security	Renewal / Expiration Date	Total Commitment	September 30, 2014	September 30, 2013
INTL FCStone Inc.	Certain pledged shares	September 20, 2016	$140.0	$15.0	$55.0
FCStone, LLC	None	April 9, 2015	75.0	—	—
FCStone Merchants	Certain commodities assets	May 1, 2015	30.0	7.5	6.0
INTL FCStone, Ltd	None	November 5, 2015	25.0	—	—
			$270.0	22.5	61.0
Senior Unsecured Notes
8.50% senior notes, due July 30, 2020				45.5	45.5
Total indebtedness				$68.0	$106.5
As noted above, $105 million of the Company’s committed credit facilities are scheduled to expire during the fiscal year ended September 30, 2015. The Company intends to renew or replace these facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
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
As of September 30, 2014 and 2013, the consolidated balance sheets include loss contingency accruals, recorded during and prior to these fiscal years then ended, which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, and in addition to the possible losses discussed below, is not material to the Company’s earnings, financial position or liquidity.
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
In July 2009, plaintiffs filed a purported shareholder class action complaint against FCStone and its directors, as well as the Company in the Circuit Court of Clay County, Missouri. The complaint alleged that FCStone and its directors breached their fiduciary duties by failing to maximize stockholder value in connection with the contemplated acquisition of FCStone by the Company. This complaint was subsequently consolidated with the complaint filed in the Circuit Court of Platte County, Missouri. The plaintiffs subsequently filed an amended consolidated complaint which does not assert any claims against the Company. This complaint purported to be filed derivatively on FCStone’s and the Company’s behalf and against certain of FCStone’s current and former directors and officers and directly against the same individuals. The Company, FCStone, and the defendants filed motions to dismiss on multiple grounds. The parties to the litigation reached an agreement in principle to settle this matter, the terms of which were finally approved on March 19, 2014, resulting in the Company’s incurring a legal cost of $265,000 after consideration of expected insurance coverage.
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
The settlement, with appropriate waivers and consents, required FCStone, LLC to cease and desist from violating CFTC Regulation 166.3; pay $1.5 million to the CFTC; and appoint an independent third party reviewer to review and evaluate FCStone, LLC’s existing policies and procedures relating to certain risks, to ensure that the Company had made sufficient modifications to its risk controls since 2008. The fine of $1.5 million was paid in full in fiscal 2013. An independent third party reviewer was appointed, and the mandated review was successfully completed.
On January 13, 2014, a purported class action was filed in the United States District Court for the Southern District of New York against the Company and certain of the Company’s officers and directors. The complaint alleges violations of federal securities laws, and claims that the Company has issued false and misleading information concerning its business and prospects. The action seeks unspecified damages on behalf of persons who purchased the Company's shares between February 17, 2010 and December 16, 2013. During March 2014, three motions for appointment as lead plaintiff were filed; two were subsequently withdrawn, leaving a single unopposed bid for lead plaintiff appointment, an appointment that was approved by the court on April 29, 2014. The lead plaintiff’s amended complaint was filed on June 13, 2014. The Company’s motion to dismiss the complaint was filed on July 28, 2014 and briefing on the motion to dismiss was completed on October 14, 2014. A hearing date has been set for December 10, 2014. The Company has determined that losses related to this matter are not probable. Because the matter is in the early stages of litigation and no discovery has been commenced, together with the inherent difficulty of predicting the outcome of litigation generally, the does not have sufficient information to determine the amount or range of reasonably possible loss with respect to these matters. The Company believes the case is without merit and intend to defend ourselves vigorously. The Company’s Directors’ and Officers’ insurance policy is expected to cover any liability and litigation costs in excess of the $0.5 million policy retention amount.
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

In August 2008, the bankruptcy trustee of Sentinel filed adversary proceedings against FCStone, LLC, and a number of other FCMs in the Bankruptcy Court for the Northern District of Illinois. The case was subsequently reassigned to the United States District Court, for the Northern District of Illinois. In the complaint, the trustee is seeking avoidance of alleged transfers or withdrawals of funds received by FCStone, LLC and other FCMs within 90 days prior to the filing of the Sentinel bankruptcy petition, as well as avoidance of post-petition distributions and disallowance of the proof of claim filed by FCStone, LLC. The trustee seeks recovery of pre- and post-petition transfers totaling approximately $15.5 million. In April 2009, the trustee filed an amended complaint adding a claim for unjust enrichment. FCStone, LLC answered the complaints and all parties entered into the discovery phase of the litigation. In January 2011, the trustee filed a motion for summary judgment on various counts in the adversary proceedings filed in August 2008 against FCStone, LLC and a number of other FCMs. In January 2012, FCStone, LLC filed a motion for summary judgment in its favor with respect to the transfer of approximately $1.1 million to its customer segregated account on August 17, 2007, pursuant to the “safe harbor” provisions of Section 546(e) of the U.S. Bankruptcy Code. In April 2012, FCStone, LLC filed a motion to dismiss a portion of the trustee’s claims set forth in its amended complaint. The trial of this matter took place, as a test case, during October 2012. The trial court entered a judgment against FCStone, LLC on January 4, 2013. On January 17, 2013, the trial court entered an agreed order, staying execution and enforcement, pending an appeal of the judgment. By agreement, FCStone, LLC was required to post an appeal cash deposit of $8.0 million with the court, which was deposited on January 18, 2013. The oral arguments in the appeal were heard on December 10, 2013. On March 19, 2014, the appeal court ruled in favor of FCStone, LLC. On April 16, 2014, the trustee filed a petition for rehearing of the appeal. On May 19, 2014, the U.S. Court of Appeals for the Seventh Circuit denied the petition. On June 5, 2014, the Company’s cash deposit with the court was returned. The trustee did not file a writ for certiorari with the U.S. Supreme Court during the time allotted to do so. The Company continues to be involved in litigation against the trustee to recover its share of the cash held in reserve accounts under Sentinel’s Fourth Amended Chapter 11 Plan of Liquidation.
Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may later prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.
Contractual Commitments
Contingent Liabilities - Acquisitions
Under the terms of the purchase agreements, related to the acquisitions listed below, the Company has obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The contingent liability for these estimated additional purchase price considerations of $5.5 million and $9.6 million are included in ‘accounts payable and other accrued liabilities’ in the consolidated balance sheets as of September 30, 2014 and 2013, respectively. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings. The change in fair value during the years ended September 30, 2014, 2013 and 2012 were a decrease of $2.3 million, increases of $2.6 million and $2.0 million, respectively, and are included in ‘other’ in the consolidated income statements.
The Company recorded a contingent liability relating to the April 2014 acquisition of Forward Insight Commodities LLC, which may result in the payment of additional purchase price consideration. The contingent liability recorded represents the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings during the twelve-month period following the closing of the acquisition. The estimated total purchase price, including contingent consideration, was $0.5 million, of which $0.3 million remains outstanding as of September 30, 2014, and is included in ‘accounts payable and other accrued liabilities’ in the consolidated balance sheet.
The Company has a contingent liability relating to the December 2012 acquisition of the accounts of Tradewire Securities, LLC, as described in Note 18, which may result in the payment of additional purchase price consideration. The contingent liability recorded represents the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings during three annual periods and a six month period, after the third annual period, following the closing of the acquisition, for a total of four payments, with a discount rate being applied to those future payments. The present value of the estimated total purchase price, including contingent consideration, is $3.3 million as of September 30, 2014, of which $1.8 million remains outstanding and is included in ‘accounts payable and other accrued liabilities’ in the consolidated balance sheet.
The Company recorded a contingent liability relating to the October 2010 acquisition of Hencorp Becstone Futures, L.C., subsequently reorganized as a division of FCStone, LLC, which could have resulted in the payment of additional purchase price consideration. The remaining contingent liability recorded represented the fair value of the expected consideration to be paid, based on the adjusted pre-tax net earnings during the fourth fiscal year following the closing of the acquisition plus an additional final estimated contingent payment and a discount rate being applied to the future payments.The present value of the estimated total purchase price, including contingent consideration, is $8.3 million as of September 30, 2014, of which $3.3 million has not been paid and is included in ‘accounts payable and other accrued liabilities’ in the consolidated balance sheet.
Operating Leases
The Company is obligated under various noncancelable operating leases for the rental of office facilities, aircraft, automobiles, service obligations and certain office equipment, and accounts for these lease obligations on a straight line basis. The expense associated with operating leases amounted to $9.5 million, $9.2 million and $8.9 million, for fiscal years ended September 30, 2014, 2013 and 2012, respectively. The expenses associated with the operating leases and service obligations are reported in the consolidated income statements in ‘occupancy and equipment rental’, ‘transaction-based clearing expenses’ and ‘other’ expenses.
Future aggregate minimum lease payments under noncancelable operating leases as of September 30, 2014 are as follows:

(in millions)
Year ending September 30,
2015	$8.2
2016	7.0
2017	6.0
2018	5.2
2019	5.1
Thereafter	12.5
$44.0
Purchase Commitments
The Company determines an estimate of contractual purchase commitments in the ordinary course of business primarily for the purchase of precious metals. Unpriced contract commitments have been estimated using September 30, 2014 fair values. The purchase commitments and other obligations as of September 30, 2014 for less than one year, one to three years and three to five years were $257.5 million, $4.1 million and $2.2 million, respectively. There were $1.2 million purchase commitments and other obligations after five years as of September 30, 2014. The purchase commitments for less than one year will be partially offset by corresponding sales commitments of $267.3 million.
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
Self-Insurance
On January 1, 2014, the Company entered into a program to self-insure its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. Liabilities are recognized based on claims filed and an estimate of claims incurred but not reported. The Company has purchased stop-loss coverage to limit its exposure on a per claim basis and in aggregate in the event that aggregated actual claims would exceed 120% of actuarially estimated claims. The Company is insured for covered costs in excess of these limits. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s condensed consolidated financial position or results of operations. As of September 30, 2014, the Company had $0.9 million accrued for self-insured medical and dental claims included in ‘accounts payable and other liabilities’ in the consolidated balance sheet.
Note 12 – Regulatory Requirements and Subsidiary Dividend Restrictions
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
Pursuant to the requirements of the Commodity Exchange Act, funds deposited by customers of FCStone, LLC relating to their trading of futures and options on futures on a U.S. commodities exchange must be carried in separate accounts which are designated as segregated customers’ accounts. Pursuant to the requirements of the CFTC, funds deposited by customers of FCStone, LLC relating to their trading of futures and options on futures traded on, or subject to the rules of, a foreign board of trade must be carried in separate accounts in an amount sufficient to satisfy all of FCStone LLC’s current obligations to customers trading foreign futures and foreign options on foreign commodity exchanges or boards of trade, which are designated as secured customers’ accounts. See Additional Information of FCStone, LLC Related to Customer Segregated and Secured Funds further below for additional information regarding FCStone, LLC’s calculation of segregated and secured customer funds.
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

All subsidiaries of the Company are in compliance with all of their regulatory requirements as of September 30, 2014, as follows:

(in millions)			As of September 30, 2014
Subsidiary	Regulatory Authority	Requirement Type	Actual	Minimum Requirement
FCStone, LLC	CFTC	Net capital	$119.6	$67.5
FCStone, LLC	CFTC	Segregated funds	$1,805.8	$1,769.3
FCStone, LLC	CFTC	Secured funds	$73.2	$53.3
INTL FCStone Ltd	FCA (United Kingdom)	Net capital	$83.9	$53.6
INTL FCStone Ltd	FCA (United Kingdom)	Segregated funds	$127.7	$127.7
INTL FCStone Securities Inc.	SEC	Net capital	$5.0	$1.0
FCC Investments, Inc.	SEC	Net capital	$0.3	$0.3
FCStone Australia	Australian Securities and Investment Commission	Net capital	$1.5	$0.9
FCStone Australia	Australian Securities and Investment Commission	Segregated funds	$38.4	$31.5
FCStone Australia	New Zealand Clearing Ltd	Capital adequacy	$11.4	$3.9
INTL FCStone DTVM Ltda.	Brazilian Central Bank and Securities and Exchange Commission of Brazil	Capital adequacy	$3.2	$0.6
Gainvest S.A. Sociedad Gerente de FCI	Comision Nacional de Valores	Capital adequacy	$4.0	$0.2
Gainvest S.A. Sociedad Gerente de FCI	Comision Nacional de Valores	Net capital	$1.8	$0.1
INTL Capital S.A.	General Inspector of Justice (Argentina)	Net capital	$10.5	$8.2
INTL CIBSA S.A.	Comision Nacional de Valores	Capital adequacy	$5.9	$1.8
INTL CIBSA S.A.	Comision Nacional de Valores	Net capital	$4.1	$0.9
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of September 30, 2014, these subsidiaries were in compliance with their local capital adequacy requirements.
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
Funds deposited by customers and other assets, which have been segregated as belonging to the commodity customers as of September 30, 2014 and 2013, are as follows:

(in millions)	September 30, 2014	September 30, 2013
Cash, at banks - segregated	$314.0	$247.6
Securities - customer segregated	—	—
Securities held for customers in lieu of cash, at banks	0.5	19.5
Deposits with and receivables from:
Exchange-clearing organizations, including securities, net of omnibus eliminations	1,476.5	1,413.3
Securities held for customers in lieu of cash	14.8	13.1
Total customer-segregated funds	1,805.8	1,693.5
Amount required to be segregated	1,769.3	1,669.6
Excess funds in segregation	$36.5	$23.9

Funds deposited by customers and other assets, which are held in separate accounts for customers trading foreign futures and foreign options customers, as of September 30, 2014 and 2013 are as follows:

(in millions)	September 30, 2014	September 30, 2013
Cash - secured	$46.8	$34.2
Securities	—	—
Equities with futures commission merchants	11.9	27.0
Amounts held by clearing organizations of foreign boards of trade	—	—
Amounts held by members of foreign boards of trade	14.5	21.3
Total customer-secured funds	73.2	82.5
Amount required to be secured	53.3	59.8
Excess secured funds	$19.9	$22.7
Note 13 – Commodity and Other Repurchase Agreements
The Company’s outstanding notes receivable in connection with the sale/repurchase agreements, whereby the customers sell certain commodity inventory and agree to repurchase the commodity inventory at a future date at either a fixed or floating rate, as of September 30, 2014 and 2013 was $20.6 million and $9.2 million, respectively.
The obligations outstanding related to commodities sold under repurchase agreements that are recorded in ‘broker-dealers, clearing organizations and counterparties’ as of September 30, 2014 and 2013 were $0.0 million and $0.0 million, respectively. The obligations outstanding related to commodities sold under repurchase agreements that are recorded in ‘lenders under loans’ as of September 30, 2014 and 2013 were $7.5 million and $6.0 million, respectively.
Note 14 – Share-Based Compensation
Share-based compensation expense is included in ‘compensation and benefits’ in the consolidated income statements and totaled $4.3 million, $9.3 million and $5.9 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.
Stock Option Plans
The Company sponsors a stock option plan for its directors, officers, employees and consultants. The 2013 Stock Option Plan, which was approved by the Company’s Board of Directors and shareholders, authorizes the Company to issue stock options covering up to 1.0 million shares of the Company’s common stock. As of September 30, 2014, there were 0.9 million shares authorized for future grant under this plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company settles stock option exercises with newly issued shares of common stock.
Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

	Year Ended September 30,
	2014	2013	2012
Expected stock price volatility	34%	35%	57%
Expected dividend yield	—%	—%	—%
Risk free interest rate	0.80%	0.37%	1.53%
Average expected life (in years)	2.88	2.88	7.86
Expected stock price volatility rates are primarily based on the historical volatility. The Company has not paid dividends in the past and does not currently expect to do so in the future. Risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the estimated period of time that options or awards granted are expected to be outstanding, based on the Company’s historical share option exercise experience for similar option grants. The weighted average fair value of options issued during fiscal years ended September 30, 2014, 2013 and 2012 was $4.48, $4.21 and $13.57, respectively.

The following is a summary of stock option activity for the year ended September 30, 2014:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2013	1,000,000	1,779,983	$24.76	$11.44	4.87	$4.8
Granted	(86,500)	86,500	$19.24	$4.48
Exercised		(154,583)	$9.02	$4.28
Forfeited	—	(101,197)	$26.10	$13.22
Expired	—	(32,647)	$50.64	$14.27
Balances at September 30, 2014	913,500	1,578,056	$25.38	$11.58	4.16	$1.9
Exercisable at September 30, 2014		633,409	$26.57	$10.74	1.10	$1.9
The total compensation cost not yet recognized for non-vested awards of $7.8 million as of September 30, 2014 has a weighted-average period of 5.22 years over which the compensation expense is expected to be recognized. The total intrinsic value of options exercised during fiscal years 2014, 2013 and 2012 was $1.8 million, $2.0 million and $3.0 million, respectively.
The options outstanding as of September 30, 2014 broken down by exercise price are as follows:

Exercise Price			Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Term (in Years)
$—	-	$5.00	—	n/a	n/a
$5.00	-	$10.00	180,315	$6.92	0.18
$10.00	-	$15.00	—	n/a	n/a
$15.00	-	$20.00	362,756	$18.51	1.98
$20.00	-	$25.00	118,889	$23.53	2.22
$25.00	-	$30.00	720,000	$25.91	7.22
$30.00	-	$35.00	—	n/a	n/a
$35.00	-	$40.00	—	n/a	n/a
$40.00	-	$45.00	—	n/a	n/a
$45.00	-	$50.00	—	n/a	n/a
$50.00	-	$55.00	196,096	$54.23	1.80
			1,578,056	$25.38	4.16
Restricted Stock Plan
The Company sponsors a restricted stock plan for its directors, officers and employees. The Company’s 2012 restricted stock plan, which was approved by the Company’s Board of Directors and shareholders, authorizes up to 1.5 million shares to be issued. As of September 30, 2014, 1.1 million shares were authorized for future grant under the restricted stock plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company utilizes newly issued shares of common stock to make restricted stock grants.

The following is a summary of restricted stock activity through September 30, 2014:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2013	1,154,862	363,638	$20.53	1.74	$7.4
Granted	(90,749)	90,749	$19.61
Vested		(168,688)	$20.35
Forfeited	32,212	(55,848)	$21.61
Balances at September 30, 2014	1,096,325	229,851	$20.03	1.79	$4.0
The total compensation cost not yet recognized of $2.7 million as of September 30, 2014 has a weighted-average period of 1.79 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.
The Company and an executive of a wholly owned subsidiary mutually agreed to the executive’s retirement from employment as of July 1, 2013. As a result of the executive’s retirement from employment, the Company recorded compensation cost, related to the individual’s restricted stock, of $2.6 million during the fiscal year ended September 30, 2013.
Note 15 – Retirement Plans
Defined Benefit Retirement Plans
The Company has a qualified and a nonqualified noncontributory retirement plan, which are defined benefit plans that cover certain employees. The plans are closed to new employees and frozen with respect to all future benefit accruals, therefore no additional benefits accrue for active participants under the plans.
The following table presents changes in, and components of, the Company’s net liability for retirement costs as of and for the years ended September 30, 2014, 2013 and 2012, based on measurement dates of September 30, 2014, 2013 and 2012, respectively:

(in millions)	September 30, 2014	September 30, 2013	September 30, 2012
Changes in benefit obligation:
Benefit obligation, beginning of year	$37.5	$42.8	$39.0
Interest cost	1.7	1.5	1.8
Actuarial loss	2.3	(2.6)	5.8
Benefits paid	(3.3)	(4.2)	(3.8)
Benefit obligation, end of year	38.2	37.5	42.8
Changes in plan assets:
Fair value, beginning of year	28.9	26.5	24.2
Actual return	2.9	3.7	4.6
Employer contribution	2.7	2.9	1.5
Benefits paid	(3.3)	(4.2)	(3.8)
Fair value, end of year	31.2	28.9	26.5
Funded status	$(7.0)	$(8.6)	$(16.3)
The Company is required to recognize the funded status of its defined benefit pension plans measured as the difference between plan assets at fair value and the projected benefit obligation on the consolidated balance sheets as of September 30, 2014 and 2013, and to recognize changes in the funded status, that arise during the periods but are not recognized as components of net periodic pension cost, within accumulated other comprehensive loss, net of tax. Amounts recognized in the consolidated balance sheets consist of $0.7 million and $0.5 million included in ‘other assets’ as of September 30, 2014 and 2013, respectively, and $7.7 million and $9.1 million included in ‘accounts payable and other accrued liabilities’ as of September 30, 2014 and 2013, respectively.

Accumulated other comprehensive loss, net of tax, includes amounts for actuarial losses in the amount of $3.6 million and $2.9 million as of September 30, 2014 and 2013, respectively. The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during fiscal 2015 is $0.3 million.
The following table displays the Company’s defined benefit plans that have accumulated benefit obligations and projected benefit obligations in excess of the fair value of plans assets (underfunded ABO) as of September 30, 2014 and 2013:

(in millions)	September 30, 2014	September 30, 2013
Accumulated benefit obligations	$38.2	$37.5
Projected benefit obligations	$38.2	$37.5
Plan assets	$31.2	$28.9
The defined benefit obligations were based upon annual measurement dates of September 30, 2014 and 2013. The following weighted-average assumptions were used to determine benefit obligations in the accompanying consolidated balance sheets as of September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Weighted average assumptions:
Discount rate	4.15%	4.60%
Expected return on assets	6.00%	7.00%
The following weighted-average assumptions were used to determine net periodic pension cost for the years ended September 30, 2014, 2013 and 2012:

	Year Ended September 30,
	2014	2013	2012
Weighted average assumptions:
Discount rate	4.60%	3.80%	4.80%
Expected return on assets	7.00%	7.00%	7.30%
To account for the defined benefit pension plans in accordance with the guidance in the Compensation – Retirement Benefits Topic of the ASC the Company makes two main determinations at the end of each fiscal year. These determinations are reviewed annually and updated as necessary, but nevertheless, are subjective and may vary from actual results.
First, the Company must determine the actuarial assumption for the discount rate used to reflect the time value of money in the calculation of the projected benefit obligations for the end of the current fiscal year and to determine the net periodic pension cost for the subsequent fiscal year. The objective of the discount rate assumption is to reflect the interest rate at which pension benefits could be effectively settled. In making this determination, the Company considers the timing and amount of benefits that would be available under the plans. The discount rates as of September 30, 2014, 2013 and 2012 were based on a model portfolio of high-quality fixed-income debt instruments with durations that are consistent with the expected cash flows of the benefit obligations.
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

The components of net periodic pension cost recognized in the consolidated income statements for the years ended September 30, 2014, 2013 and 2012 were as follows:

	Year Ended September 30,
(in millions)	2014	2013	2012
Interest cost	$1.7	$1.5	$1.8
Less expected return on assets	(2.0)	(1.8)	(1.7)
Net amortization and deferral	0.2	0.8	0.4
Net periodic pension cost	$(0.1)	$0.5	$0.5
Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended September 30, 2014 and 2013 were as follows:

	Year Ended September 30,
(in millions)	2014	2013
Net (gain) loss	$1.4	$(4.6)
Amortization of loss	(0.2)	(0.8)
Total recognized in other comprehensive income	1.2	(5.4)
Total recognized in net periodic benefit cost and other comprehensive income	$1.1	$(4.9)
Plan Assets
The following table sets forth the actual asset allocation as of September 30, 2014 and 2013, and the target asset allocation for the Company’s plan assets:

	September 30, 2014	September 30, 2013	Target Asset Allocation (1)
Equity securities	34%	68%	35%
Debt securities	66%	32%	65%
Total	100%	100%
(1) During January 2014, the Company changed its relative mix of investments held as a result of a change in the overall investment strategy.
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
Equity securities did not include any INTL FCStone Inc. common stock as of September 30, 2014 and 2013, respectively.

The following tables summarize the Company’s pension assets, excluding cash held in the plan, by major category of plan assets measured at fair value on a recurring basis (at least annually) as of September 30, 2014 and 2013. For additional information and a detailed description of each level within the fair value hierarchy, see Note 3.

	September 30, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$1.0	$—	$1.0
Fixed income:
Government and agencies	—	—	—	—
Collective funds:
Fixed income	—	19.6	—	19.6
Equities	—	10.0	—	10.0
Real estate	—	0.6	—	0.6
Total	$—	$31.2	$—	$31.2

	September 30, 2013
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$0.5	$—	$0.5
Fixed income:
Government and agencies	—	0.6	—	0.6
Collective funds:
Fixed income	—	8.1	—	8.1
Equities	—	18.7	—	18.7
Real estate	—	1.0	—	1.0
Total	$—	$28.9	$—	$28.9
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
The Company expects to contribute $2.5 million to the pension plans during fiscal 2015, which represents the minimum funding requirement. However, the Company is currently determining what voluntary pension plan contributions, if any, will be made in fiscal 2015.

The following benefit payments, which reflect expected future service, are expected to be paid:

(in millions)
Year ending September 30,
2015	$3.3
2016	3.2
2017	2.9
2018	2.0
2019	2.0
2020 - 2024	9.5
$22.9
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
For fiscal years ended September 30, 2014, 2013 and 2012, the Company’s contribution to these defined contribution plans were $4.1 million, $4.0 million and $3.7 million, respectively.
Note 16 – Other Expenses
Other expenses for the years ended September 30, 2014, 2013 and 2012 are comprised of the following:

	Year Ended September 30,
(in millions)	2014	2013	2012
Contingent consideration, net(1)	(2.0)	3.0	2.9
Insurance	1.6	1.7	1.6
Advertising, meetings and conferences	3.1	2.3	2.4
Non-trading hardware and software maintenance and software licensing	3.8	2.8	2.2
Office supplies and printing	1.1	1.2	1.3
Other clearing related expenses	1.2	1.6	1.7
Other non-income taxes	3.9	3.8	4.0
Other	5.7	6.7	5.3
Total other expenses	$18.4	$23.1	$21.4
(1) Contingent consideration includes remeasurement of contingent liabilities related to business combinations accounted for in accordance with the provisions of the Business Combinations Topic of the ASC (see Note 3).

Note 17 – Income Taxes
Income tax expense (benefit) for the years ended September 30, 2014, 2013 and 2012 was allocated as follows:

	Year Ended September 30,
(in millions)	2014	2013	2012
Income tax expense attributable to income from continuing operations	$6.4	$2.6	$5.5
Income tax (benefit) expense attributable to loss from discontinued operations	(0.2)	0.7	(2.4)
Taxes allocated to stockholders’ equity, related to unrealized gains (losses) on available-for-sale securities	0.1	(1.6)	2.2
Taxes allocated to stockholders’ equity, related to pension liabilities	(0.5)	1.8	(1.0)
Taxes allocated to additional paid-in capital, related to share-based compensation	0.1	—	(0.2)
Total income tax expense	$5.9	$3.5	$4.1
The components of the provision for income taxes attributable to income from continuing operations were as follows:

	Year Ended September 30,
(in millions)	2014	2013	2012
Current taxes:
U.S. Federal	$0.5	$(1.7)	$(4.7)
U.S. State and local	—	(1.4)	0.6
International	11.6	13.4	10.1
Total current taxes	12.1	10.3	6.0
Deferred taxes	(5.7)	(7.7)	(0.5)
Income tax expense	$6.4	$2.6	$5.5
U.S. and international components of (loss) income from continuing operations, before income taxes, was as follows:

	Year Ended September 30,
(in millions)	2014	2013	2012
U.S.	$(13.0)	$(23.3)	$(10.9)
International	39.0	44.5	33.4
Income from continuing operations, before tax	$26.0	$21.2	$22.5
Items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	Year Ended September 30,
	2014	2013	2012
Federal statutory rate effect of:	35.0%	35.0%	35.0%
U.S. State and local income taxes	—%	0.7%	(0.7)%
Foreign earnings taxed at lower rates	(14.7)%	(21.6)%	(14.5)%
Change in foreign valuation allowance	1.9%	(0.2)%	1.1%
Change in state valuation allowance	(0.2)%	(8.1)%	(0.1)%
Tax impact of U.S. State and local rate change	—%	(2.6)%	—%
Uncertain tax positions	(0.5)%	(0.3)%	(1.1)%
Non-deductible meals and entertainment	1.3%	1.3%	2.0%
Foreign permanent items	7.0%	4.6%	4.2%
Other reconciling items	(5.3)%	3.5%	(3.0)%
Penalties	0.6%	2.6%	—%
Audit settlements	(0.4)%	(1.8)%	—%
Effective rate	24.7%	13.1%	22.9%

The components of deferred income tax assets and liabilities were as follows:

(in millions)	September 30, 2014	September 30, 2013
Deferred tax assets:
Share-based compensation	$2.8	$2.7
Pension liability	2.7	3.4
Deferred compensation	2.1	2.3
Foreign net operating loss carryforwards	2.3	1.9
U.S. State and local net operating loss carryforwards	5.1	4.9
U.S. Federal net operating loss carryforwards	14.4	7.3
Intangible assets	5.3	6.9
Capital loss carryforwards	0.6	0.7
Bad debt reserve	0.8	0.2
Foreign tax credit	—	0.1
AMT Credit Carryforward	0.5	—
Other compensation	1.9	1.6
Other	1.5	1.4
Total gross deferred tax assets	40.0	33.4
Less valuation allowance	(2.8)	(2.3)
Deferred tax assets	37.2	31.1
Deferred income tax liabilities:
Unrealized gain on securities	1.3	1.3
Prepaid expenses	1.2	0.9
Fixed assets	2.7	3.4
Deferred income tax liabilities	5.2	5.6
Deferred income taxes, net	$32.0	$25.5
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.
As of September 30, 2014 and 2013, the Company has net operating loss carryforwards for U.S. federal, state, and local and foreign income tax purposes of $19.0 million and $11.8 million, net of valuation allowances, respectively, which are available to offset future taxable income in these jurisdictions. The U.S. federal net operating loss carryforward of $14.4 million begins to expire after September 2033. The state and local net operating loss carryforwards of $4.7 million, net of valuation allowance, began to expire after September 2020. The Company has an Alternative Minimum Tax credit carryforward of $0.5 million, which has an indefinite life.
The valuation allowance for deferred tax assets as of September 30, 2014 was $2.8 million. The net change in the total valuation allowance for the year ended September 30, 2014 was an increase of $0.5 million. The valuation allowances as of September 30, 2014 and 2013 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company incurred U.S. federal, state, and local taxable losses for the years ended September 30, 2014, 2013 and 2012 of $17.3 million, $24.5 million, and $21.9 million, respectively. There are no significant differences between actual levels of past taxable income and the results of continuing operations, before income taxes in these jurisdictions. U.S. federal, state, and local taxable losses incurred during the years ended September 30, 2013 and 2012 were attributable to a decrease in exchange-traded and OTC derivative transactional volumes and revenue caused by consecutive droughts in the U.S., as well as losses incurred in the physical base metals business. During 2013, the Company elected to pursue an exit of its physical base metals business through an orderly liquidation of open positions, which was completed during fiscal 2014. When evaluating if U.S. federal, state, and local deferred taxes are realizable, the Company considered deferred tax liabilities of $3.9 million that are scheduled to reverse from 2015 to 2019 and $1.3 million of deferred tax liabilities associated with unrealized gains in securities which the Company could sell, if necessary. Furthermore, the Company considered its ability to implement business and tax planning strategies that would allow the remaining U.S. federal, state, and local deferred tax assets, net of valuation allowances, to be realized within 8 years. Based on the tax planning strategies that can be implemented, management believes that it is more likely than not that the Company will realize the tax benefit of the deferred tax assets, net of the existing valuation allowance, in the future.
The total amount of undistributed earnings in the Company’s foreign subsidiaries, for income tax purposes, was $175.1 million and $123.1 million as of September 30, 2014 and 2013, respectively. It is the Company’s current intention to reinvest undistributed earnings of its foreign subsidiaries in the foreign jurisdictions, resulting in the indefinite postponement of the remittance of those earnings. Accordingly, no provision has been made for foreign withholding taxes or U.S. federal income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
(in millions)	2014	2013	2012
Balance, beginning of year	$0.1	$0.5	$0.9
Gross increases for tax positions related to current year	—	0.1	—
Gross increases for tax positions related to prior years	—	—	—
Gross decreases for tax positions of prior years	(0.1)	(0.2)	(0.1)
Settlements	—	(0.2)	(0.1)
Lapse of statute of limitations	—	(0.1)	(0.2)
Balance, end of year	$—	$0.1	$0.5
The Company has a minimal balance of uncertain tax benefits as of September 30, 2014, that, if recognized, would affect the effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material impact on the results of operations or the financial position of the Company.
Accrued interest and penalties are included in the related tax liability line in the consolidated balance sheets. The Company had no accrued interest, net of federal benefit, and penalties included in the consolidated balance sheets as of September 30, 2014 and 2013.
The Company recognizes accrued interest and penalties related to income taxes as a component of income tax expense. The Company had no amount of interest, net of federal benefit, and penalties recognized as a component of income tax expense during the year ended September 30, 2014. During the years ended September 30, 2013 and 2012, the amount of interest, net of federal benefit, and penalties recognized as a component of income tax expense was $(0.2) million and $0.3 million, respectively.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various U.S. state and local and foreign jurisdictions. The Company has open tax years ranging from September 30, 2008 through September 30, 2014 with U.S. federal and state and local taxing authorities. In the U.K., the Company has open tax years ending September 30, 2013 to September 30, 2014. In Brazil, the Company has open tax years ranging from December 31, 2009 through December 31, 2013. In Argentina, the Company has open tax years ranging from December 31, 2007 to September 30, 2013. The Internal Revenue Service commenced an examination of the U.S. income tax return for the fiscal year ended September 30, 2010. Additionally, INTL FCStone is under state examinations for various periods, ranging from September 2010 through September 30, 2014. There are no examinations taking place in foreign jurisdictions.
Note 18 – Acquisitions and Disposals
Acquisitions in Fiscal 2014
The Company’s consolidated financial statements include the operating results of the acquired businesses from the dates of acquisition. The total amount of goodwill and intangible assets, in connection with the current year acquisition, that is expected to be deductible for tax purposes is $0.5 million as of September 30, 2014.

Forward Insight Commodities LLC
In an acquisition agreement dated April 2, 2014, the Company’s wholly owned subsidiary, FCStone Group, Inc. (“FCG”), agreed to acquire all of the outstanding member interests of Forward Insight Commodities, LLC (“FIC”). FIC is a brokerage firm focused on the structuring and execution of transactions in the energy derivative space.
The consideration to be paid for the acquisition consists of contingent payments based on the pre-tax earnings of the business for the twelve month period following the acquisition and is estimated to be $0.5 million as of September 30, 2014. The purchase price for the acquisition is not material to the consolidated financial statements. The allocation of the purchase price to separately identifiable intangible assets is preliminary in nature, and is subject to adjustment as additional information is obtained, including but not limited to the calculation of the contingent consideration and valuation of separately identifiable intangible assets. These calculations and valuations of any identified intangible assets are subject to change within the measurement period (up to one year from the acquisition date) as valuations are finalized. When the valuations are finalized, any changes may result in adjustments to separately identifiable intangible assets and goodwill. Any adjustments made to the valuations are not expected to be material. The intangible assets recognized in this transaction of $0.5 million were assigned to the Clearing and Execution Services segment and are being amortized over a 12 month useful life.
Acquisitions in Fiscal 2013
The Company’s consolidated financial statements include the operating results of the acquired businesses from the dates of acquisition. The total amount of goodwill and intangible assets, in connection with these acquisitions, that is expected to be deductible for tax purposes is $3.3 million as of September 30, 2014.
Tradewire
In December 2012, the Company acquired certain institutional accounts from Tradewire Securities, LLC (“Tradewire Securities”), a Miami-based securities broker-dealer servicing customers throughout Latin America and a wholly owned subsidiary of Tradewire Group Ltd. These accounts were transferred to INTL FCStone Inc.’s broker-dealer subsidiary, INTL FCStone Securities. As part of the transaction, the Company hired more than 20 professional staff from Tradewire Securities’ securities broker-dealer business based in Miami, Florida. These professionals provide global brokerage services to a wide range of customers, including hedge funds, pension funds, broker-dealers and banks located in Latin America, the Caribbean, North America and Europe.
The consideration to be paid for the acquisition of institutional accounts from Tradewire Securities consists of three annual contingent payments and a final contingent payment and the original estimated present value was estimated to be $5.6 million as of the acquisition date. The purchase price for the acquisition is not expected to be material to the consolidated financial statements. The present value of the estimated total purchase price, including contingent consideration, is $3.3 million (see Note 11). The Company obtained a third-party valuation of the intangible assets and contingent liabilities, and allocated the purchase costs among identified intangible assets with determinable useful lives and goodwill. The goodwill and intangible asset recognized in this transaction of $2.8 million and $2.8 million, respectively, were assigned to the Securities segment. The intangible asset is being amortized over a 10 year useful life.
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
The purchase price for the Coffee Network acquisition consists of an initial payment of $0.2 million, three additional annual contingent payments and a final contingent payment. The present value of the estimated total purchase price, including contingent consideration, is less than $0.3 million. The intangible assets recognized in this transaction were assigned to the Commercial Hedging segment. Purchase costs allocated to intangible assets with determinable useful lives are $0.2 million, which are being amortized over the remaining useful lives of the assets, and include customer relationships, websites and non-compete agreements (approximate two-year weighted-average useful life) and is deductible for tax purposes.
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
The purchase price of the acquisition of certain assets from MF Global was $1.0 million. There was no contingent consideration associated with this transaction. The intangible assets recognized in this transaction were assigned to the Commercial Hedging segment. Purchase costs allocated to intangible assets with determinable useful lives are $0.5 million, which are being amortized over the remaining useful lives of the assets, and include customer relationships (approximate three-year weighted-average useful life).
TRX Futures Limited
On April 30, 2012, the Company’s wholly owned subsidiary in the UK, INTL Holding (UK) Limited, acquired 100% of the outstanding shares of TRX Futures Limited (“TRX”) from Neumann Gruppe GmbH. TRX is a London-based niche clearing firm for commercial coffee and cocoa customers, as well as energy and financial products. The purchase price was equal to the tangible net asset value of TRX, which was approximately $12.9 million. There are no additional payments remaining for this acquisition. The goodwill recognized in this transaction was assigned to the Commercial Hedging segment. Purchase costs allocated to goodwill of $0.3 million was calculated as the excess of the fair value of the consideration transferred over the fair value of the identified net assets acquired and liabilities assumed.
Aporte DTVM
In February 2012, the Company’s subsidiaries, INTL Participacoes LTDA and FCStone do Brasil, acquired 100% of the shares of Aporte DTVM. Following the acquisition, Aporte DTVM was renamed INTL FCStone DTVM Ltda. INTL FCStone DTVM is based in Brazil and is a broker-dealer regulated by the Central Bank of Brazil. The purchase price for the acquisition of the shares of Aporte DTVM was $1.5 million. There are no additional payments remaining for this acquisition. The goodwill recognized in this transaction was assigned to the Commercial Hedging segment. Purchase costs allocated to goodwill of $0.8 million was calculated as the excess of the fair value of the consideration transferred over the fair value of the identified net assets acquired and liabilities assumed.
Note 19 – Accumulated Other Comprehensive Income (Loss)
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive income (loss) includes net actuarial losses from defined benefit pension plans, unrealized gains on available-for-sale securities, and gains and losses on foreign currency translations.

The following table summarizes the changes in accumulated other comprehensive income (loss) for the year ended September 30, 2014.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Unrealized Gain or Loss on Available-for-Sale Securities	Accumulated Other Comprehensive Loss
Balances as of September 30, 2013	$(4.1)	$(2.8)	$0.5	$(6.4)
Other comprehensive income (loss), net of tax before reclassifications	(4.6)	(0.8)	0.2	(5.2)
Amounts reclassified from AOCI, net of tax	—	0.1	(0.1)	—
Net current period other comprehensive income (loss), net of tax	(4.6)	(0.7)	0.1	(5.2)
Balances as of September 30, 2014	$(8.7)	$(3.5)	$0.6	$(11.6)
Note 20 – Discontinued Operations
Exit of Physical Base Metals Business
During the second quarter of fiscal 2013, as a result of a change in management strategy in the Company’s base metals product line, the Company elected to pursue an exit of its physical base metals business through the sale and orderly liquidation of then-current open positions. During the following months, the Company completed a sale of a portion of the physical base metals open contract positions, and the liquidation of the majority of the remaining physical base metals open contract positions and inventory. The exit of the physical base metals business was substantially completed by the end of fiscal 2013, including the termination of the physical base metals trading team and certain operational support personnel. The remaining open contract positions were fulfilled during the second quarter of fiscal 2014. Under existing accounting guidance, before the implementation of ASU 2014-08, the Company has reclassified the physical base metals activities in the financial statements as discontinued operations for all periods presented. The physical base metals business was previously included in the Commodity and Risk Management Services segment (see Note 22 – Segment and Geographic Information). The Company continues to operate the portion of its base metals business related to non-physical assets, conducted primarily through the London Metals Exchange.
Summarized below are the components of the Company’s (loss) income from discontinued operations for the years ended September 30, 2014, 2013 and 2012:

	Year Ended September 30,
(in millions)	2014	2013	2012
Total revenues from discontinued operations	$40.9	$1,275.0	$1,265.9
Total cost of sales of physical commodities from discontinued operations	40.2	1,264.7	1,259.8
Operating revenues	$0.7	$10.3	$6.1

(Loss) income from discontinued operations before income taxes	$(0.5)	$1.4	$(6.7)
Income tax benefit (expense)	0.2	(0.7)	2.4
(Loss) income from discontinued operations, net of tax	$(0.3)	$0.7	$(4.3)

Note 21 – Quarterly Financial Information (Unaudited)
The Company has set forth certain quarterly unaudited financial data for the past two years in the tables below:

	For the 2014 Fiscal Quarter Ended
(in millions, except per share amounts)	September 30	June 30	March 31	December 31
Total revenues	$10,655.7	$7,005.1	$8,452.9	$7,908.7
Cost of sales of physical commodities	10,525.1	6,886.9	8,323.7	7,795.8
Operating revenues	130.6	118.2	129.2	112.9
Transaction-based clearing expenses	27.5	28.1	27.7	25.2
Introducing broker commissions	13.9	11.6	12.8	11.6
Interest expense	2.5	2.5	2.8	2.7
Net operating revenues	86.7	76.0	85.9	73.4
Compensation and other expenses	78.9	72.0	75.6	69.5
Income from continuing operations, before tax	7.8	4.0	10.3	3.9
Income tax expense	2.0	0.3	2.6	1.5
Income from continuing operations	$5.8	$3.7	$7.7	$2.4
(Loss) income from discontinued operations, net of tax	—	(0.2)	(0.2)	0.1
Net income	$5.8	$3.5	$7.5	$2.5
Net basic earnings per share	$0.30	$0.19	$0.39	$0.13
Net diluted earnings per share	$0.29	$0.18	$0.39	$0.12

	For the 2013 Fiscal Quarter Ended
(in millions, except per share amounts)	September 30	June 30	March 31	December 31
Total revenues	$8,927.5	$9,659.1	$11,769.3	$12,137.5
Cost of sales of physical commodities	8,815.6	9,536.1	11,654.4	12,019.1
Operating revenues	111.9	123.0	114.9	118.4
Transaction-based clearing expenses	28.0	28.9	28.6	24.6
Introducing broker commissions	11.5	11.0	9.6	8.4
Interest expense	2.4	1.8	1.6	2.1
Net operating revenues	70.0	81.3	75.1	83.3
Compensation and other expenses	71.6	74.2	73.4	69.3
(Loss) income from continuing operations, before tax	(1.6)	7.1	1.7	14.0
Income tax (benefit) expense	(3.3)	2.0	—	3.9
Income from continuing operations	1.7	5.1	1.7	10.1
(Loss) income from discontinued operations, net of tax	(0.5)	(1.8)	(0.2)	3.2
Net income	$1.2	$3.3	$1.5	$13.3
Net basic earnings per share	$0.05	$0.18	$0.08	$0.70
Net diluted earnings per share	$0.04	$0.17	$0.08	$0.68
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
Global Payments
The Company provides global payment solutions to banks and commercial businesses as well as charities and non-governmental organizations and government organizations. The Company offers payments services in over 150 countries, which it believes is more than any other payments solution provider, and provides competitive and transparent pricing. Through its technology platform, full-service electronic execution capability and commitment to customer service, the Company believes it is able to provide simple and fast execution, ensuring delivery of funds in any of these countries quickly through its global network of correspondent banks. In this business, the Company primarily acts as a principal in buying and selling foreign currencies on a spot basis. The Company derives revenue from the difference between the purchase and sale prices.
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
The Company records its physical commodities revenues on a gross basis. Operating revenues and losses from its commodities derivatives activities are included in ‘trading gains, net’ in the consolidated income statements. Inventory for the commodities business is valued at the lower of cost or fair value under the provisions of the Inventory Topic of the ASC. The Company generally mitigates the price risk associated with commodities held in inventory through the use of derivatives. The Company does not elect hedge accounting under U.S. GAAP in accounting for this price risk mitigation. In such situations, unrealized gains in inventory are not recognized under U.S. GAAP, but unrealized gains and losses in related derivative positions are recognized under U.S. GAAP. As a result, reported earnings from physical commodities trading may be subject to significant volatility when calculated under U.S. GAAP.
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
Segment data also includes segment income which is calculated as net contribution less non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational employee compensation and benefits, communication and data services, business development, professional fees, bad debts and other direct expenses.
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
Information concerning operations in these segments of business is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Year Ended September 30,
(in millions)	2014	2013	2012
Total revenues:
Commercial Hedging	$224.0	$202.0	$230.7
Global Payments	55.4	40.9	39.0
Securities	80.3	70.0	47.6
Physical Commodities	33,552.1	42,052.0	66,264.4
Clearing and Execution Services	113.7	121.3	111.9
Corporate unallocated	(3.1)	7.2	(0.2)
Total	$34,022.4	$42,493.4	$66,693.4
Operating revenues (loss):
Commercial Hedging	$224.0	$202.0	$230.7
Global Payments	55.4	40.9	39.0
Securities	80.3	70.0	47.6
Physical Commodities	20.6	26.8	19.1
Clearing and Execution Services	113.7	121.3	111.9
Corporate unallocated	(3.1)	7.2	(0.2)
Total	$490.9	$468.2	$448.1
Net operating revenues (loss):
Commercial Hedging	$180.5	$163.0	$194.7
Global Payments	48.2	36.7	35.1
Securities	54.6	48.0	34.5
Physical Commodities	17.9	23.4	16.4
Clearing and Execution Services	29.7	34.1	28.2
Corporate unallocated	(8.9)	4.5	(2.7)
Total	$322.0	$309.7	$306.2
Net contribution:
(Revenues less cost of sales, transaction-based clearing expenses, variable bonus compensation, introducing broker commissions and interest expense):
Commercial Hedging	$132.6	$119.7	$138.9
Global Payments	37.6	28.0	27.3
Securities	40.9	37.6	25.8
Physical Commodities	14.1	17.5	11.6
Clearing and Execution Services	24.0	25.9	22.9
Total	$249.2	$228.7	$226.5
Segment income:
(Net contribution less non-variable direct segment costs):
Commercial Hedging	$67.3	$57.1	$75.2
Global Payments	28.3	20.5	21.6
Securities	21.0	19.5	7.7
Physical Commodities	5.9	10.0	5.2
Clearing and Execution Services	6.3	5.9	3.5
Total	$128.8	$113.0	$113.2
Reconciliation of segment income to income from continuing operations, before tax:
Segment income	$128.8	$113.0	$113.2
Costs not allocated to operating segments	102.8	91.8	90.7
Income from continuing operations, before tax	$26.0	$21.2	$22.5

(in millions)	As of September 30, 2014	As of September 30, 2013	As of September 30, 2012
Total assets:
Commercial Hedging	$1,400.9	$1,005.1	$1,120.4
Global Payments	51.9	57.2	53.9
Securities	235.5	204.2	92.2
Physical Commodities	116.8	132.5	426.9
Clearing and Execution Services	1,136.2	1,333.3	1,161.3
Corporate unallocated	98.4	115.7	98.3
Total	$3,039.7	$2,848.0	$2,953.0
Information regarding revenues and operating revenues for the years ended September 30, 2014, 2013 and 2012, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software) as of September 30, 2014, 2013 and 2012 in geographic areas were as follows:

	Year Ended September 30,
(in millions)	2014	2013	2012
Total revenues:
United States	$19,055.3	$27,788.0	$52,142.2
Europe	86.0	65.6	69.9
South America	53.2	51.3	58.2
Asia	14,822.4	14,581.2	14,410.8
Other	5.5	7.3	12.3
Total	$34,022.4	$42,493.4	$66,693.4
Operating revenues:
United States	$330.4	$323.9	$288.1
Europe	86.0	65.6	69.9
South America	53.2	51.3	58.2
Asia	15.8	20.1	19.6
Other	5.5	7.3	12.3
Total	$490.9	$468.2	$448.1

(in millions)	As of September 30, 2014	As of September 30, 2013	As of September 30, 2012
Long-lived assets, as defined:
United States	$8.5	$9.1	$11.5
Europe	5.0	5.4	3.8
South America	2.0	2.4	2.8
Asia	0.3	0.5	0.7
Other	0.1	0.1	0.1
Total	$15.9	$17.5	$18.9
Note 23 – Subsequent Events
On November 12, 2014, the Company reached an agreement to acquire G.X. Clarke & Co, an SEC registered institutional dealer in fixed income securities. The closing of the transaction is subject to conditions precedent, including regulatory filings, and is expected to occur in the second quarter of fiscal 2015. G.X. Clarke & Co. is based in New Jersey, transacts in U.S. treasuries, federal agency and mortgage-backed securities, and is a FINRA member with an institutional client base consisting of asset managers, commercial bank trust and investment departments, broker-dealers, and insurance companies.

Schedule I
INTL FCStone Inc.
Condensed Balance Sheets
Parent Company Only

(in millions)	September 30, 2014	September 30, 2013
ASSETS
Cash and cash equivalents	$3.0	$3.1
Receivable from subsidiaries, net	—	22.9
Notes receivable, net	40.0	27.3
Income taxes receivable	12.9	17.5
Investment in subsidiaries(1)	237.7	237.3
Deferred income taxes, net	16.6	7.1
Property and equipment, net	3.6	3.6
Other assets	4.9	4.3
Total assets	$318.7	$323.1
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$8.8	$11.1
Payable to customers	25.8	18.7
Payable to lenders under loans	15.0	55.0
Payable to subsidiaries, net	61.7	—
Senior unsecured notes	45.5	45.5
Financial instruments sold, not yet purchased, at fair value	—	0.6
Total liabilities	156.8	130.9

Equity:
INTL FCStone Inc. (Parent Company Only) stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 19,826,635 issued and 18,883,662 outstanding at September 30, 2014 and 19,638,330 issued and 19,209,157 outstanding at September 30, 2013	0.2	0.2
Common stock in treasury, at cost - 942,973 shares at September 30, 2014 and 429,173 shares at September 30, 2013	(17.5)	(7.8)
Additional paid-in capital	229.6	224.0
Retained earnings(1)	(50.4)	(24.2)
Total INTL FCStone Inc. (Parent Company Only) stockholders’ equity	161.9	192.2
Total liabilities and equity	$318.7	$323.1

(1) Within the Condensed Balance Sheets and Condensed Statements of Operations of INTL FCStone Inc. - Parent Company Only, the Company has accounted for its investment in wholly owned subsidiaries using the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such subsidiaries are not included in the Condensed Balance Sheet or Condensed Statements of Operations. If the accounting for its investment in wholly owned subsidiaries were presented under the equity method of accounting, investment in subsidiaries and retained earnings would each increase by $195.1 million as of September 30, 2014, respectively, and $149.6 million, as of September 30, 2013, respectively.

Schedule I
INTL FCStone Inc.
Condensed Statements of Operations
Parent Company Only

	Year Ended September 30,
(in millions)	2014	2013	2012
Revenues:
Management fees from affiliates	$9.5	$7.3	$7.1
Consulting fees	1.6	1.6	0.2
Interest income	4.3	3.6	2.1
Other income(2)	—	1.9	0.1
Total revenues	15.4	14.4	9.5
Interest expense	10.6	7.1	5.6
Net revenues	4.8	7.3	3.9
Non-interest expenses:
Compensation and benefits	29.8	30.5	12.4
Clearing and related expenses	0.3	0.5	0.3
Introducing broker commissions	0.3	0.5	—
Communication and data services	1.3	0.9	0.6
Occupancy and equipment rental	2.0	1.4	1.0
Professional fees	5.0	2.3	3.1
Travel and business development	1.1	1.2	1.4
Depreciation and amortization	1.8	1.5	1.2
Bad debts and impairments	0.1	—	2.2
Other	6.4	6.3	5.4
Total non-interest expenses	48.1	45.1	27.6
Loss from continuing operations, before tax	(43.3)	(37.8)	(23.7)
Income tax benefit	17.1	13.2	9.2
Net loss	$(26.2)	$(24.6)	$(14.5)

(2) Within the Condensed Balance Sheets and Condensed Statements of Operations of INTL FCStone Inc. - Parent Company Only, the Company has accounted for its investment in wholly owned subsidiaries using the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such subsidiaries are not included in the Condensed Balance Sheet or Condensed Statements of Operations. If the accounting for its investment in wholly owned subsidiaries were presented under the equity method of accounting, revenues would include income from investment in subsidiaries of $45.5 million, $43.9 million, and $27.3 million, for the years ended September 30, 2014, 2013 and 2012, respectively.

Certain amounts previously reported have been reclassified to conform to the current period presentation.

Schedule I
INTL FCStone Inc.
Condensed Statements of Cash Flows
Parent Company Only

	Year Ended September 30,
(in millions)	2014	2013	2012
Cash flows from operating activities:
Net loss	$(26.2)	$(24.6)	$(14.5)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1.8	1.5	1.2
Provision for impairments	0.1	—	2.2
Deferred income taxes	(9.6)	(6.1)	(0.1)
Amortization of debt issuance costs and debt discount	0.8	0.5	0.5
Amortization of share-based compensation expense	4.3	9.3	5.9
Changes in operating assets and liabilities:
Due to/from subsidiaries	84.6	(2.8)	21.7
Notes receivable, net	(12.8)	(17.1)	(10.2)
Income taxes receivable	4.6	(3.2)	7.1
Financial instruments owned, at fair value	—	1.5	1.7
Other assets	(1.1)	1.7	(0.3)
Accounts payable and other accrued liabilities	(1.1)	1.4	(2.2)
Payable to customers	7.1	18.0	0.7
Financial instruments sold, not yet purchased, at fair value	(0.6)	(24.7)	(33.4)
Net cash (used in) provided by operating activities	51.9	(44.6)	(19.7)
Cash flows from investing activities:
Capital contribution in affiliates	(0.5)	(11.5)	(12.5)
Purchase of property and equipment	(1.8)	(0.8)	(2.7)
Net cash used in investing activities	(2.3)	(12.3)	(15.2)
Cash flows from financing activities:
Payable to lenders under loans	(40.0)	7.0	48.0
Proceeds from issuance of senior unsecured notes	—	45.5	—
Payments related to earn-outs on acquisitions	(1.1)	—	—
Share repurchase	(9.7)	(4.0)	(4.0)
Debt issuance costs	(0.2)	(3.2)	(0.1)
Exercise of stock options	1.4	1.5	1.9
Income tax benefit on stock options and awards	(0.1)	0.1	0.2
Net cash provided by (used in) financing activities	(49.7)	46.9	46.0
Net (decrease) increase in cash and cash equivalents	(0.1)	(10.0)	11.1
Cash and cash equivalents at beginning of period	3.1	13.1	2.0
Cash and cash equivalents at end of period	$3.0	$3.1	$13.1
Supplemental disclosure of cash flow information:
Cash paid for interest	$6.9	$3.0	$2.1
Income taxes (received) paid, net of cash refunds	$(5.3)	$(1.6)	$0.1
Supplemental disclosure of non-cash investing and financing activities:
Additional consideration payable related to acquisitions	$(3.0)	$5.6	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-K, our management, including the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2014. We seek to design our disclosure controls and procedures to provide reasonable assurance that the reports we file or submit under the Exchange Act contain the required information and that we submit these reports within the time periods specified in SEC rules and forms. We also seek to design these controls and procedures to ensure that we accumulate and communicate correct information to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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
Management (with the participation of our principal executive officer and principal financial officer) evaluated the Company’s internal control over financial reporting as of September 30, 2014, based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2014.
KPMG LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of September 30, 2014, and KPMG LLP issued a report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014, which is included in Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c)	Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We will include a list of our executive officers and biographical information about them and our directors in the definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be held on February 26, 2015. We will file the proxy within 120 days of the end of our fiscal year ended September 30, 2014 (the “2015 Proxy Statement”). The 2015 Proxy Statement is incorporated herein by reference. Information about our Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.
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
Item 11. Executive Compensation
We will include information relating to our executive officer and director compensation and the compensation committee of our board of directors in the 2015 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will include information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management in the 2015 Proxy Statement and is incorporated herein by reference.
The following table provides information generally as of September 30, 2014, the last day of fiscal 2014, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under our equity compensation plans that were in effect during fiscal 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	1,578,056	$25.38	913,500
Equity compensation plans not approved by stockholders	—	—	—
Total	1,578,056	$25.38	913,500
Item 13. Certain Relationships and Related Transactions, and Director Independence
We will include information regarding certain relationships and related transactions and director independence in the 2015 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services will be included in the 2015 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15. Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from the Company’s Form 8-K filed with the SEC on October 9, 2009).

3.2	Amended and Restated By-laws (incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2007).

4.1	International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Schedule 14A filed on January 14, 2003).

4.2	Amendment to International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on February 11, 2004).

4.3	Amendment to International Assets Holding Corporation 2003 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Form 14A filed with the SEC on January 23, 2006).

4.4	FCStone Group, Inc. 2006 Equity Incentive Plan (incorporated by reference from the Registration Statement on Form S-8 filed by FCStone Group, Inc. with the SEC on June 12, 2006).

4.5	INTL FCStone Inc. 2013 Stock Option Plan (incorporated by reference from the Company’s Proxy Statement on Schedule 14A filed on January 11, 2013).

10.1	Employment Agreement, dated October 22, 2002, by and between the Company and Sean O’Connor (incorporated by reference from the Company’s Form 8-K filed with the SEC on October 24, 2002).

10.2	Employment Agreement, dated October 22, 2002, by and between the Company and Scott Branch (incorporated by reference from the Company’s Form 8-K filed with the SEC on October 24, 2002).

10.3	Registration Rights Agreement, dated October 22, 2002, by and between the Company, and Sean O’Connor (incorporated by reference from the Company’s Form 8-K filed with the SEC on October 24, 2002).

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

10.16
Sixth Amendment to Amended and Restated Credit Agreement, made as of April 10, 2014, by and between FCStone, LLC, as Borrower, FCStone Group, Inc., as Guarantor, INTL FCStone Inc., as Guarantor, Bank of Montreal, as Administrative Agent, and BMO Harris Financing, Inc., as a lender party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2014).

10.17
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

10.18
Sixth Amendment to Credit Agreement, made as of May 1, 2014, by and between FCStone Merchant Services, LLC, as Borrower, INTL FCStone Inc., as Guarantor, Bank of Montreal, as Administrative Agent and a Lender, and the financial institutions party to the Fifth Amendment, as lenders party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2014).

10.19
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

10.20
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

10.21
First Amendment to Credit Agreement, made as of November 10, 2014, by and between INTL FCStone Ltd., as Borrower, INTL FCStone Inc., as Guarantor, Bank of America, N.A., as Administrative Agent and a Lender, and with the lenders party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2014).

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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTL FCStone Inc.

/s/ SEAN M. O’CONNOR
Sean M. O’Connor
Chief Executive Officer
Dated:	December 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN RADZIWILL	Director and Chairman of the Board	December 10, 2014
John Radziwill

/s/ SEAN M. O’CONNOR	Director and Chief Executive Officer	December 10, 2014
Sean M. O’Connor	(Principal Executive Officer)

/s/ SCOTT J. BRANCH	Director and President	December 10, 2014
Scott J. Branch

/s/ PAUL G. ANDERSON	Director	December 10, 2014
Paul G. Anderson

/s/ EDWARD J. GRZYBOWSKI	Director	December 10, 2014
Edward J. Grzybowski

/s/ JOHN M. FOWLER	Director	December 10, 2014
John M. Fowler

/s/ BRUCE KREHBIEL	Director	December 10, 2014
Bruce Krehbiel

/s/ DARYL HENZE	Director	December 10, 2014
Daryl Henze

/s/ ERIC PARTHEMORE	Director	December 10, 2014
Eric Parthemore

/s/ WILLIAM J. DUNAWAY	Chief Financial Officer	December 10, 2014
William J. Dunaway	(Principal Financial Officer and Chief Accounting Officer)