Form 10-Q
period 2014-12-31
INTL FCSTONE INC.
filed 2015-02-09
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2014
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

As of February 5, 2015, there were 18,866,126 shares of the registrant’s common stock outstanding.

INTL FCStone Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTL FCStone Inc.
Condensed Consolidated Balance Sheets

(in millions, except par value and share amounts)	December 31, 2014	September 30, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$278.2	$231.3
Cash, securities and other assets segregated under federal and other regulations (including $314.2 and $15.3 at fair value at December 31, 2014 and September 30, 2014, respectively)	647.4	448.0
Deposits and receivables from:
Exchange-clearing organizations (including $1,060.6 and $1,255.4 at fair value at December 31, 2014 and September 30, 2014, respectively)	1,575.4	1,731.4
Broker-dealers, clearing organizations and counterparties (including $(5.6) and $(1.1) at fair value at December 31, 2014 and September 30, 2014, respectively)	132.4	123.0
Receivables from customers, net	63.6	55.6
Notes receivable, net	75.2	65.2
Income taxes receivable	12.7	10.8
Financial instruments owned, at fair value	159.9	197.9
Physical commodities inventory	45.1	40.0
Deferred income taxes, net	30.0	32.0
Property and equipment, net	15.2	15.9
Goodwill and intangible assets, net	57.6	58.0
Other assets	34.5	30.6
Total assets	$3,127.2	$3,039.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $2.2 and $5.5 at fair value at December 31, 2014 and September 30, 2014, respectively)	$90.8	$114.1
Payables to:
Customers	2,325.5	2,228.7
Broker-dealers, clearing organizations and counterparties	24.7	11.9
Lenders under loans	49.1	22.5
Senior unsecured notes	45.5	45.5
Income taxes payable	9.6	7.6
Financial instruments sold, not yet purchased, at fair value	227.0	264.0
Total liabilities	2,772.2	2,694.3
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 20,021,232 issued and 19,003,750 outstanding at December 31, 2014 and 19,826,635 issued and 18,883,662 outstanding at September 30, 2014	0.2	0.2
Common stock in treasury, at cost - 1,017,482 shares at December 31, 2014 and 942,973 shares at September 30, 2014, respectively	(19.0)	(17.5)
Additional paid-in capital	230.5	229.6
Retained earnings	154.1	144.7
Accumulated other comprehensive loss, net	(10.8)	(11.6)
Total stockholders' equity	355.0	345.4
Total liabilities and stockholders' equity	$3,127.2	$3,039.7
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended December 31,
(in millions, except share and per share amounts)	2014	2013
Revenues:
Sales of physical commodities	$13,494.3	$7,801.2
Trading gains, net	70.3	51.7
Commission and clearing fees	49.5	42.2
Consulting and management fees	10.4	12.0
Interest income	3.1	1.4
Other income	0.1	0.2
Total revenues	13,627.7	7,908.7
Cost of sales of physical commodities	13,490.2	7,795.8
Operating revenues	137.5	112.9
Transaction-based clearing expenses	29.4	25.2
Introducing broker commissions	12.2	11.6
Interest expense	2.7	2.7
Net operating revenues	93.2	73.4
Compensation and other expenses:
Compensation and benefits	56.4	46.3
Communication and data services	6.7	6.2
Occupancy and equipment rental	3.1	3.0
Professional fees	3.3	4.3
Travel and business development	2.8	2.8
Depreciation and amortization	1.9	1.9
Bad debts and impairments	—	0.3
Other	5.4	4.7
Total compensation and other expenses	79.6	69.5
Income from continuing operations, before tax	13.6	3.9
Income tax expense	4.2	1.5
Net income from continuing operations	9.4	2.4
Income from discontinued operations, net of tax	—	0.1
Net income	$9.4	$2.5
Basic earnings per share:
Income from continuing operations	$0.50	$0.13
Income from discontinued operations	—	—
Net income per common share	$0.50	$0.13
Diluted earnings per share:
Income from continuing operations	$0.49	$0.12
Income from discontinued operations	—	—
Net income per common share	$0.49	$0.12
Weighted-average number of common shares outstanding:
Basic	18,515,528	18,657,678
Diluted	18,762,029	19,358,442
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,
(in millions)	2014	2013
Net income	$9.4	$2.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(0.3)	(1.2)
Net unrealized gain on available-for-sale securities	1.1	0.2
Reclassification of adjustments included in net income:
Periodic pension costs (included in compensation and benefits)	—	0.1
Reclassification adjustment for gains included in net income:	—	0.1
Other comprehensive income (loss)	0.8	(0.9)
Comprehensive income	$10.2	$1.6

See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Cash Flows Statements
(Unaudited)

	Three Months Ended December 31,
(in millions)	2014	2013
Cash flows from operating activities:
Net income	$9.4	$2.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1.9	1.8
Provision for bad debts and impairments	—	0.5
Deferred income taxes	1.4	(3.2)
Amortization of debt issuance costs and debt discount	0.2	0.3
Amortization of share-based compensation	0.9	1.1
Loss on sale of property and equipment	—	0.2
Changes in operating assets and liabilities, net:
Cash, securities and other assets segregated under federal and other regulations	(202.7)	233.3
Deposits and receivables from exchange-clearing organizations	155.4	(129.8)
Deposits and receivables from broker-dealers, clearing organizations, and counterparties	(10.1)	4.8
Receivable from customers, net	(8.0)	18.3
Notes receivable, net	(10.0)	(8.9)
Income taxes receivable	(1.9)	1.6
Financial instruments owned, at fair value	38.4	(11.9)
Physical commodities inventory	(5.1)	32.4
Other assets	(4.2)	2.4
Accounts payable and other accrued liabilities	(22.2)	(14.3)
Payable to customers	104.1	(107.4)
Payable to broker-dealers, clearing organizations and counterparties	12.8	(13.4)
Income taxes payable	2.1	0.9
Financial instruments sold, not yet purchased, at fair value	(37.0)	31.4
Net cash provided by operating activities	25.4	42.6
Cash flows from investing activities:
Purchase of property and equipment	(0.9)	(1.3)
Net cash used in investing activities	(0.9)	(1.3)
Cash flows from financing activities:
Net change in payable to lenders under loans	26.6	(0.8)
Payments related to earn-outs on acquisitions	(1.6)	(0.3)
Debt issuance costs	(0.1)	(0.3)
Exercise of stock options	1.4	0.5
Repurchase of stock	(2.4)	(1.3)
Net cash provided by (used in) financing activities	23.9	(2.2)
Effect of exchange rates on cash and cash equivalents	(1.5)	(0.3)
Net increase in cash and cash equivalents	46.9	38.8
Cash and cash equivalents at beginning of period	231.3	156.1
Cash and cash equivalents at end of period	$278.2	$194.9
Supplemental disclosure of cash flow information:
Cash paid for interest	$2.3	$2.6
Income taxes paid, net of cash refunds	$2.6	$1.5
Supplemental disclosure of non-cash investing and financing activities:
Additional consideration payable related to acquisitions, net	$0.1	$0.2
Payable related to repurchase of stock	$0.5	$—
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of September 30, 2014	$0.2	$(17.5)	$229.6	$144.7	$(11.6)	$345.4
Net income				9.4		9.4
Other comprehensive income					0.8	0.8
Exercise of stock options			1.4			1.4
Share-based compensation			0.9			0.9
Repurchase of stock		(1.5)	(1.4)			(2.9)
Balances as of December 31, 2014	$0.2	$(19.0)	$230.5	$154.1	$(10.8)	$355.0
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
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of September 30, 2014, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements for the interim periods presented have been reflected as required by Rule 10-01 of Regulation S-X.
Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. It is suggested that these interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in the Company’s Form 10-K for the fiscal year ended September 30, 2014 filed with the SEC.
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
Recent Accounting Pronouncements
In March 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,

which addresses the accounting for the cumulative translation adjustment when a parent either sells part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. For public entities, the ASU is effective prospectively for fiscal years, and interim periods, within those years, beginning after December 15, 2013. The Company adopted this guidance starting with the first quarter ended December 31, 2014. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. For public entities, the ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted this guidance starting with the first quarter ended December 31, 2014. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued. This ASU also requires management to disclose certain information depending on the results of the going concern evaluation. The provisions of this ASU are effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early adoption is permitted. This amendment is applicable to the Company beginning in the first quarter of fiscal year 2018. The adoption of this standard is not expected to have a material impact on the condensed consolidated financial statements.
In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from U.S. GAAP the concept of extraordinary items.  The ASU retains and expands the existing presentation and disclosure guidance for items that are unusual in nature or occur infrequently to also include items that are both unusual in nature and infrequently occurring. The provisions of this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Early adoption is permitted, provided that presentation applied to the beginning of the fiscal year of adoption.  This amendment is applicable to the Company beginning in the first quarter of 2018. The adoption of this standard is not expected to have a material impact on the condensed consolidated financial statements.
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

	Three Months Ended December 31,
(in millions, except share amounts)	2014	2013
Numerator:
Income from continuing operations	$9.4	$2.4
Less: Allocation to participating securities	(0.2)	(0.1)
Income from continuing operations allocated to common stockholders	$9.2	$2.3
(Loss) income from discontinued operations	$—	$0.1
Less: Allocation to participating securities	—	—
(Loss) income from discontinued operations allocated to common stockholders	$—	$0.1
Diluted net income	$9.4	$2.5
Less: Allocation to participating securities	(0.2)	(0.1)
Diluted net income allocated to common stockholders	$9.2	$2.4
Denominator:
Weighted average number of:
Common shares outstanding	18,515,528	18,657,678
Dilutive potential common shares outstanding:
Share-based awards	246,501	700,764
Diluted weighted-average shares	18,762,029	19,358,442
The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the Accounting Standards Codification (“ASC”).
Options to purchase 1,264,770 and 1,126,282 shares of common stock for the three months ended December 31, 2014 and 2013, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.
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
Fair Value Hierarchy
The majority of financial assets and liabilities on the consolidated balance sheets are reported at fair value. Cash is reported at the balance held at financial institutions. Cash equivalents includes money market funds, which are valued at period-end at the net asset value provided by the fund’s administrator, and certificates of deposit, which are stated at cost plus accrued interest, which approximates fair value. Cash, securities and other assets segregated under federal and other regulations include the value of cash collateral as well as the value of other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and commodities warehouse receipts. Deposits with and receivables from exchange-clearing organizations and broker-dealers, clearing organizations and counterparties and payable to customers and broker-dealers, clearing organizations and counterparties include the value of cash collateral as well as the value of money market funds and other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and mortgage-backed securities. These balances also include the fair value of exchange-traded futures and options on futures and exchange-cleared swaps and options determined by prices on the applicable exchange. Financial instruments owned and sold, not yet purchased include the value of U.S. and foreign government obligations, corporate debt securities, derivative financial instruments, commodities and mutual funds. The fair value of exchange common stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. The carrying value of receivables from customers, net and notes receivable, net approximates fair value, given their short duration. Payables to lenders under loans carry variable rates of interest and thus approximate fair value. The fair value of the Company’s senior unsecured notes is estimated to be $46.4 million (carrying value of $45.5 million) as of December 31, 2014, based on the transaction prices at public exchanges for this issuance.
The fair value estimates presented in the condensed consolidated financial statements are based on pertinent information available to management as of December 31, 2014 and September 30, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented in the condensed consolidated financial statements.
Cash equivalents, securities, commodities warehouse receipts, derivative financial instruments, commodities leases, exchange common stock and contingent liabilities are carried at fair value, on a recurring basis, and are classified and disclosed into three levels in the fair value hierarchy. The Company did not have any fair value adjustments for assets or liabilities measured at fair value on a non-recurring basis during the three months ended December 31, 2014. The three levels of the fair value hierarchy under the Fair Value Measurements and Disclosures Topic of the ASC are:
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

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of December 31, 2014 and September 30, 2014 by level in the fair value hierarchy. There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2014 and September 30, 2014.

	December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificate of deposits	$1.0	$—	$—	$—	$1.0
Commodities warehouse receipts	14.5	—	—	—	14.5
U.S. government obligations	—	299.7	—	—	299.7
Securities and other assets segregated under federal and other regulations	14.5	299.7	—	—	314.2
Money market funds	692.4	—	—	—	692.4
U.S. government obligations	—	702.8	—	—	702.8
Derivatives	6,694.6	—	—	(7,029.2)	(334.6)
Deposits and receivables from exchange-clearing organizations	7,387.0	702.8	—	(7,029.2)	1,060.6
Deposits and receivables from broker-dealers, clearing organizations and counterparties - derivatives	408.9	—	—	(414.5)	(5.6)
Common and preferred stock and American Depositary Receipts (“ADRs”)	68.8	4.0	0.6	—	73.4
Exchangeable foreign ordinary equities and ADRs	14.0	—	—	—	14.0
Corporate and municipal bonds	7.3	4.6	3.5	—	15.4
U.S. government obligations	—	0.3	—	—	0.3
Foreign government obligations	—	10.0	—	—	10.0
Derivatives	146.5	1,708.5	—	(1,819.1)	35.9
Commodities leases	—	61.5	—	(59.9)	1.6
Commodities warehouse receipts	1.3	—	—	—	1.3
Exchange firm common stock	5.3	—	—	—	5.3
Mutual funds and other	2.7	—	—	—	2.7
Financial instruments owned	245.9	1,788.9	4.1	(1,879.0)	159.9
Total assets at fair value	$8,057.3	$2,791.4	$4.1	$(9,322.7)	$1,530.1
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$2.2	$—	$2.2
Payable to customers - derivatives	7,027.5	—	—	(7,027.5)	—
Common and preferred stock and ADRs	70.9	3.2	—	—	74.1
Exchangeable foreign ordinary equities and ADRs	5.4	—	—	—	5.4
Corporate and municipal bonds	0.1	—	—	—	0.1
Derivatives	131.0	1,659.4	—	(1,710.1)	80.3
Commodities leases	—	168.9	—	(101.8)	67.1
Financial instruments sold, not yet purchased	207.4	1,831.5	—	(1,811.9)	227.0
Total liabilities at fair value	$7,234.9	$1,831.5	$2.2	$(8,839.4)	$229.2

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

	September 30, 2014
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificates of deposits	$1.5	$—	$—	$—	$1.5
Commodities warehouse receipts	14.8	—	—	—	14.8
U.S. government obligations	—	0.5	—	—	0.5
Securities and other assets segregated under federal and other regulations	14.8	0.5	—	—	15.3
Money market funds	826.8	—	—	—	826.8
U.S. government obligations	—	702.5	—	—	702.5
Derivatives	3,397.1	—	—	(3,671.0)	(273.9)
Deposits and receivables from exchange-clearing organizations	4,223.9	702.5	—	(3,671.0)	1,255.4
Deposits and receivables from broker-dealers, clearing organizations and counterparties - derivatives	549.0	—	—	(550.1)	(1.1)
Common and preferred stock and American Depositary Receipts (“ADRs”)	66.8	15.0	0.7	—	82.5
Exchangeable foreign ordinary equities and ADRs	27.2	—	—	—	27.2
Corporate and municipal bonds	7.1	9.0	3.6	—	19.7
U.S. government obligations	—	0.3	—	—	0.3
Foreign government obligations	—	10.7	—	—	10.7
Derivatives	332.4	2,328.3	—	(2,616.4)	44.3
Commodities leases	—	60.1	—	(58.0)	2.1
Commodities warehouse receipts	3.6	—	—	—	3.6
Exchange firm common stock	4.8	—	—	—	4.8
Mutual funds and other	2.7	—	—	—	2.7
Financial instruments owned	444.6	2,423.4	4.3	(2,674.4)	197.9
Total assets at fair value	$5,233.8	$3,126.4	$4.3	$(6,895.5)	$1,469.0
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$5.5	$—	$5.5
Payable to customers - derivatives	3,469.8	—	—	(3,469.8)	—
Common and preferred stock and ADRs	92.8	2.6	—	—	95.4
Exchangeable foreign ordinary equities and ADRs	5.8	—	—	—	5.8
Corporate and municipal bonds	2.8	—	—	—	2.8
Derivatives	327.0	2,257.7	—	(2,500.3)	84.4
Commodities leases	—	176.0	—	(100.4)	75.6
Financial instruments sold, not yet purchased	428.4	2,436.3	—	(2,600.7)	264.0
Total liabilities at fair value	$3,898.2	$2,436.3	$5.5	$(6,070.5)	$269.5

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
Realized and unrealized gains and losses are included in ‘trading gains, net’ in the condensed consolidated income statements.

Information on Level 3 Financial Assets and Liabilities
The Company’s financial assets at fair value classified in level 3 of the fair value hierarchy as of December 31, 2014 and September 30, 2014 are summarized below:

(in millions)	December 31, 2014	September 30, 2014
Total level 3 assets	$4.1	$4.3
Level 3 assets for which the Company bears economic exposure	$4.1	$4.3
Total assets	$3,127.2	$3,039.7
Total financial assets at fair value	$1,530.1	$1,469.0
Total level 3 assets as a percentage of total assets	0.1%	0.1%
Level 3 assets for which the Company bears economic exposure as a percentage of total assets	0.1%	0.1%
Total level 3 assets as a percentage of total financial assets at fair value	0.3%	0.3%
The following tables set forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the three months ended December 31, 2014 and 2013, including a summary of unrealized gains (losses) during the respective periods on the Company’s level 3 financial assets and liabilities still held as of December 31, 2014.

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended December 31, 2014
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.7	$—	$(0.1)	$—	$—	$—	$0.6
Corporate and municipal bonds	3.6	—	(0.1)	—	—	—	3.5
	$4.3	$—	$(0.2)	$—	$—	$—	$4.1

	Balances at beginning of period	Realized gains (losses) during period	Remeasurement gains (losses) during period	Acquisitions	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Liabilities:
Contingent liabilities	$5.5	$—	$0.1	$—	$(3.4)	$—	$2.2

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended December 31, 2013
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.7	$—	$—	$—	$—	$—	$0.7
Corporate and municipal bonds	3.5	—	(0.1)	—	—	—	3.4
	$4.2	$—	$(0.1)	$—	$—	$—	$4.1

	Balances at beginning of period	Realized gains (losses) during period	Remeasurement gains (losses) during period	Acquisitions	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Liabilities:
Contingent liabilities	$9.6	$—	$0.2	$—	$(0.7)	$—	$9.1
In accordance with the Fair Value Measurements Topic of the ASC, the Company has estimated on a recurring basis each period the fair value of debentures issued by a single asset owning company of Suriwongse Hotel located in Chiang Mai, Thailand. As of December 31, 2014, the Company’s investment in the hotel is $3.5 million, and included within the corporate and municipal bonds classification in the level 3 financial assets and financial liabilities tables. The Company has classified its investment in the hotel within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. These cash flows are discounted employing present value techniques. The Company estimates the fair value of its investment in these debentures by using a management-developed forecast, which is based on the income approach. There has been no significant change in the fair value of the debentures, and no additional loss has been recognized during the three months ended December 31, 2014 and 2013.
The Company is required to make additional future cash payments based on certain financial performance measures of its acquired businesses. During the three months ended December 31, 2014, the Company paid $3.4 million, related to the final balance of contingent liability for the Hencorp acquisition.The Company is required to remeasure the fair value of the cash earnout arrangements on a recurring basis in accordance with the guidance in the Business Combinations Topic of the ASC. The Company has classified its liabilities for the contingent earnout arrangements within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. The estimated fair value of the contingent purchase consideration is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted employing present value techniques in arriving at fair value. The discount rate was developed using market participant company data and there have been no significant changes in the discount rate environment. From the dates of acquisition to December 31, 2014, certain acquisitions have had changes in the estimates of undiscounted cash flows, based on actual performances fluctuating from estimates. The fair value of the contingent consideration increased $0.1 million and $0.2 million during the three months ended December 31, 2014 and 2013, respectively, with the corresponding amount classified as ‘other expense’ in the condensed consolidated income statements.
The Company reports transfers in and out of levels 1, 2 and 3, as applicable, using the fair value of the securities as of the beginning of the reporting period in which the transfer occurred. The Company did not have any transfers between level 1 and level 2 fair value measurements during the three months ended December 31, 2014.
The Company has also classified equity investments in exchange firms’ common stock not pledged for clearing purposes as available-for-sale. The investments are recorded at fair value, with unrealized gains and losses recorded, net of taxes, as a component of other comprehensive income (“OCI”) until realized. As of December 31, 2014, the cost and fair value of all the equity investments in exchange firms was $3.7 million and $5.3 million, respectively. As of September 30, 2014, the cost and fair value of the equity investments in exchange firms was $3.7 million and $4.8 million, respectively.
The Company recorded unrealized gains of $1.7 million, net of income tax expense of $1.0 million as of December 31, 2014, and unrealized gains of $0.7 million, net of income tax expense of $0.4 million as of September 30, 2014, in OCI related to U.S. government obligations, mortgage-backed securities and the remaining equity investments in exchange firms classified as available-for-sale securities.
The following tables summarize the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses of the Company’s investment securities classified as available-for-sale as of December 31, 2014 and September 30, 2014:

December 31, 2014
Amounts included in deposits with and receivables from exchange-clearing organizations and securities segregated:
	Amortized Cost	Unrealized Holding		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$967.8	$1.2	$—	$969.0

September 30, 2014
Amounts included in deposits with and receivables from exchange-clearing organizations:
	Amortized Cost	Unrealized Holding(1)		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$666.8	$—	$—	$666.8
(1) Unrealized gain/loss on U.S. government obligations as of September 30, 2014, was less than $0.1 million.

As of December 31, 2014 and September 30, 2014, investments in debt securities classified as available-for-sale (“AFS”) mature as follows:

December 31, 2014
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$389.7	$579.3	$969.0

September 30, 2014
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$287.6	$379.2	$666.8
There were no sales of AFS securities during the three months ended December 31, 2014 and 2013, and as a result, no realized gains or losses were recorded for the three months ended December 31, 2014 and 2013.
For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.

Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of December 31, 2014 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to December 31, 2014. The total of $227.0 million as of December 31, 2014 includes $80.3 million for derivative contracts, which represents a liability to the Company based on their fair values as of December 31, 2014.
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

Listed below are the fair values of the Company’s derivative assets and liabilities as of December 31, 2014 and September 30, 2014. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	December 31, 2014		September 30, 2014
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$6,546.2	$6,401.7	$3,777.7	$3,255.4
OTC commodity derivatives	1,291.3	1,191.5	1,852.3	1,842.9
Exchange-traded foreign exchange derivatives	28.4	23.3	93.5	90.2
OTC foreign exchange derivatives	969.4	1,010.5	808.0	741.8
Exchange-traded interest rate derivatives	100.7	115.2	13.4	10.2
Equity index derivatives	22.5	75.7	61.9	114.0
Gross fair value of derivative contracts	8,958.5	8,817.9	6,606.8	6,054.5
Impact of netting and collateral	(9,262.8)	(8,737.6)	(6,837.5)	(5,970.1)
Total fair value included in ‘Deposits and receivables from exchange-clearing organizations’	$(334.6)		$(273.9)
Total fair value included in ‘Deposits and receivables from broker-dealers, clearing organizations and counterparties’	$(5.6)		$(1.1)
Total fair value included in ‘Financial instruments owned, at fair value’	$35.9		$44.3
Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$80.3		$84.4

(1)	As of December 31, 2014 and September 30, 2014, the Company’s derivative contract volume for open positions were approximately 4.0 million and 4.5 million contracts, respectively.
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
The following table sets forth the Company’s gains (losses) related to derivative financial instruments for the three months ended December 31, 2014 and 2013, in accordance with the Derivatives and Hedging Topic of the ASC. The gains (losses) set forth below are included in ‘trading gains, net’ and ‘income (loss) from discontinued operations, net of tax’ in the condensed consolidated income statements.

	Three Months Ended December 31,
(in millions)	2014	2013
Commodities	$25.2	$8.7
Foreign exchange	2.2	2.1
Net gains (losses) from derivative contracts	$27.4	$10.8
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
The Company is a party to financial instruments in the normal course of its business through customer and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held as of December 31, 2014 and September 30, 2014 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting or customer agreements which reduce the exposure to the Company.
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
Note 5 – Receivables From Customers, Net and Notes Receivable, Net
Receivables from customers, net and notes receivable, net include an allowance for bad debts, which reflects the Company’s best estimate of probable losses inherent in the receivables from customers and notes receivable. The Company provides for an allowance for doubtful accounts based on a specific-identification basis. The Company continually reviews its allowance for bad debts. The allowance for doubtful accounts related to receivables from customers was $5.7 million as of December 31, 2014 and September 30, 2014. The allowance for doubtful accounts related to notes receivable was $0.1 million as of December 31, 2014 and September 30, 2014.
The Company originates short-term notes receivable from customers with the outstanding balances being insured 90% to 98% by a third party, including accrued interest. The total balance outstanding under insured notes receivable was $37.7 million and $33.8 million as of December 31, 2014 and September 30, 2014, respectively. The Company has sold $32.6 million and $25.8 million of the insured portion of the notes through non-recourse participation agreements with other third parties as of December 31, 2014 and September 30, 2014, respectively.
See discussion of notes receivable related to commodity repurchase agreements in Note 10.
Note 6 – Physical Commodities Inventory
Physical commodities inventories are stated at the lower of cost or market (“LCM”) using the weighted-average price and first-in first-out cost method. Cost includes finished commodity or raw material and processing costs related to the purchase and processing of inventories. The carrying values of the Company’s inventory, which consist of all finished commodities inventory, are $45.1 million and $40.0 million as of December 31, 2014 and September 30, 2014, respectively.
As a result of the declining market prices of certain commodities, the Company has recorded LCM adjustments for physical commodities inventory of $0.8 million and $1.0 million as of December 31, 2014 and September 30, 2014, respectively. The adjustments are included in ‘cost of sales of physical commodities’ in the condensed consolidated income statements.

Note 7 – Goodwill
The carrying value of goodwill is allocated to the Company’s operating segment as follows:

(in millions)	December 31, 2014	September 30, 2014
Commercial Hedging	$30.7	$30.7
Global Payments	6.3	6.3
Physical Commodities	2.4	2.4
Securities	8.1	8.1
Goodwill	$47.5	$47.5
Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows:

	December 31, 2014			September 30, 2014
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Software programs/platforms	$2.2	$(2.0)	$0.2	$2.2	$(1.9)	$0.3
Customer base	12.9	(4.1)	8.8	12.9	(3.8)	9.1
	15.1	(6.1)	9.0	15.1	(5.7)	9.4
Intangible assets not subject to amortization
Trade name	1.1	—	1.1	1.1	—	1.1
Total intangible assets	$16.2	$(6.1)	$10.1	$16.2	$(5.7)	$10.5
Amortization expense related to intangible assets was $0.4 million and $0.3 million for the three months ended December 31, 2014 and 2013, respectively.
As of December 31, 2014, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2015 (remaining nine months)	$0.9
Fiscal 2016	0.7
Fiscal 2017	0.7
Fiscal 2018	0.7
Fiscal 2019 and thereafter	6.0
$9.0
Note 9 – Credit Facilities
Variable-Rate Credit Facilities
The Company has four committed credit facilities under which the Company and its subsidiaries may borrow up to $270.0 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities are short term borrowings and carry variable rates of interest, thus approximating fair value. The Company’s credit facilities consist of the following:

•	$140.0 million facility available to INTL FCStone Inc. for general working capital requirements.

•
$75.0 million facility available to the Company’s wholly owned subsidiary, FCStone, LLC, for short-term funding of margin to commodity exchanges. The facility is subject to annual review and guaranteed by INTL FCStone Inc.

•
$30.0 million facility available to the Company’s wholly owned subsidiary, FCStone Merchant Services, LLC, for financing traditional commodity financing arrangements and commodity repurchase agreements. The facility is subject to annual review and is guaranteed by INTL FCStone Inc.

•
$25.0 million facility available to the Company’s wholly owned subsidiary, INTL FCStone Ltd, for short-term funding of margin to commodity exchanges. The facility is subject to annual review and is guaranteed by INTL FCStone Inc.

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
The following table sets forth a listing of credit facilities, the committed amounts as of December 31, 2014 on the facilities, and outstanding borrowings on the facilities as well as indebtedness on senior notes as of December 31, 2014 and September 30, 2014:

(in millions)
Credit Facilities				Amounts Outstanding
Borrower	Security	Renewal / Expiration Date	Total Commitment	December 31, 2014	September 30, 2014
INTL FCStone Inc.	Pledged shares of certain subsidiaries	September 20, 2016	$140.0	$31.0	$15.0
FCStone, LLC	None	April 9, 2015	75.0	—	—
FCStone Merchants	Certain commodities assets	May 1, 2015	30.0	18.1	7.5
INTL FCStone, Ltd.	None	November 5, 2015	25.0	—	—
			$270.0	$49.1	$22.5
Senior Unsecured Notes
8.50% senior notes, due July 30, 2020				45.5	45.5
Total indebtedness				$94.6	$68.0
As shown above, $130 million of the Company’s committed credit facilities are scheduled to expire during the next twelve months. The Company intends to renew or replace these facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with these covenants could result in the debt becoming payable on demand. As of December 31, 2014, the Company was in compliance with all of its financial covenants under its credit facilities.
Note 10 – Commodity and Other Repurchase Agreements
The Company’s outstanding notes receivable in connection with sale/repurchase agreements, under which customers sell certain commodity inventory and agree to repurchase the commodity inventory at a future date at either a fixed or floating rate, as of December 31, 2014 and September 30, 2014 were $31.0 million and $20.6 million, respectively.
The obligations outstanding related to commodities sold under repurchase agreements that are recorded in ‘lenders under loans’ as of December 31, 2014 and September 30, 2014 were $18.1 million and $7.5 million, respectively.
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
As of December 31, 2014 and September 30, 2014, the condensed consolidated balance sheets include loss contingency accruals recorded prior to these periods then ended, which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, and in addition to the possible losses discussed below, is not likely to be material to the Company’s earnings, financial position or liquidity.
The following is a summary of significant legal matters involving the Company.
Securities Litigation and Regulatory Proceedings
In January 2014, a purported class action was filed in the United States District Court for the Southern District of New York against the Company and certain of its officers and directors. The complaint alleges violations of federal securities laws, and claims that the Company has issued false and misleading information concerning the Company’s business and prospects. The action seeks unspecified damages on behalf of persons who purchased the Company’s shares between February 17, 2010 and December 16, 2013. The lead plaintiff’s amended complaint was filed in June 2014. The Company’s motion to dismiss the complaint was filed in July 2014. At the court hearing on February 4, 2015, the Company’s motion was granted and the plaintiff’s amended complaint was dismissed. The plaintiff has until March 6, 2015 to amend its complaint.
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
Sentinel Litigation
The Company’s subsidiary, FCStone, LLC, had a portion of its excess segregated funds invested with Sentinel Management Group Inc. (“Sentinel”), a registered FCM and an Illinois-based money manager that provided cash management services to other FCMs. In August 2007, Sentinel halted redemptions to customers and sold certain of the assets it managed to an unaffiliated third party at a significant discount. On August 17, 2007, subsequent to Sentinel’s sale of certain assets, Sentinel filed for bankruptcy protection. In aggregate, $15.5 million of FCStone, LLC’s $21.9 million in invested funds were returned to it before and after Sentinel’s bankruptcy petition.
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
The trial of this matter took place, as a test case, during October 2012. The trial court entered a judgment against FCStone, LLC on January 4, 2013. On January 17, 2013, the trial court entered an agreed order, staying execution and enforcement, pending an appeal of the judgment. On March 19, 2014, the appeal court ruled in favor of FCStone, LLC. In April 2014, the trustee filed a petition for rehearing of the appeal. In May 2014, the U.S. Court of Appeals for the Seventh Circuit denied the petition. The trustee did not file a writ for certiorari with the U.S. Supreme Court during the time allowed to do so. The Company continues to be involved in litigation against the trustee to recover its share of the cash held in reserve accounts under Sentinel’s Fourth Amended Chapter 11 Plan of Liquidation.

Contractual Commitments
Contingent Liabilities - Acquisitions
Under the terms of the purchase agreements related to the acquisitions listed below, the Company has obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The contingent liability for these estimated additional purchase price considerations of $2.2 million and $5.5 million are included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets as of December 31, 2014 and September 30, 2014. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings. The change in fair value during the three months ended December 31, 2014 and 2013 were increases of $0.1 million and $0.2 million, respectively, and are included in ‘other’ in the consolidated income statements.
The Company has a contingent liability relating to the December 2012 acquisition of the accounts of Tradewire Securities, LLC, which may result in the payment of additional purchase price consideration. The contingent liability recorded represents the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings during three annual periods and a six month period, after the third annual period, following the closing of the acquisition, for a total of four payments, with a discount rate being applied to those future payments. The present value of the estimated total purchase price, including contingent consideration, is $3.4 million as of December 31, 2014, of which $1.9 million remains outstanding and is included in ‘accounts payable and other accrued liabilities’ in the consolidated balance sheet.
The Company recorded a contingent liability relating to the April 2014 acquisition of Forward Insight Commodities LLC, which may result in the payment of additional purchase price consideration. The contingent liability recorded represents the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings during the twelve-month period following the closing of the acquisition. The estimated total purchase price, including contingent consideration, was $0.5 million, of which $0.3 million remains outstanding as of December 31, 2014, and is included in ‘accounts payable and other accrued liabilities’ in the consolidated balance sheet.
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
Self-Insurance
On January 1, 2014, the Company entered into a program to self-insure its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. Liabilities are recognized based on claims filed and an estimate of claims incurred but not reported. The Company has purchased stop-loss coverage to limit its exposure on a per claim basis and in aggregate in the event that aggregated actual claims would exceed 120% of actuarially estimated claims. The Company is insured for covered costs in excess of these limits. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s condensed consolidated financial position or results of operations. As of December 31, 2014, the Company had $0.6 million accrued for self-insured medical and dental claims included in ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.

Note 12 – Capital and Other Regulatory Requirements
The Company’s activities are subject to significant governmental regulation, both in the United States and overseas. The subsidiaries of the Company were in compliance with all of their regulatory requirements as of December 31, 2014, as follows:

(in millions)			As of December 31, 2014
Subsidiary	Regulatory Authority	Requirement Type	Actual	Minimum Requirement
FCStone, LLC	CFTC	Net capital	$121.3	$67.0
FCStone, LLC	CFTC	Segregated funds	$1,824.5	$1,783.9
FCStone, LLC	CFTC	Secured funds	$83.6	$64.8
INTL FCStone Ltd	FCA (United Kingdom)	Net capital	$83.4	$56.6
INTL FCStone Ltd	FCA (United Kingdom)	Segregated funds	$117.9	$117.9
INTL FCStone Securities Inc.	SEC	Net capital	$3.4	$1.0
FCC Investments, Inc.	SEC	Net capital	$0.3	$0.3
FCStone Australia	Australian Securities and Investment Commission	Net capital	$1.5	$0.8
FCStone Australia	Australian Securities and Investment Commission	Segregated funds	$25.2	$21.4
FCStone Australia	New Zealand Clearing Ltd	Capital adequacy	$11.4	$3.9
INTL FCStone DTVM Ltda.	Brazilian Central Bank and Securities and Exchange Commission of Brazil	Capital adequacy	$3.1	$0.6
Gainvest S.A. Sociedad Gerente de FCI	Comision Nacional de Valores	Capital adequacy	$4.7	$0.2
Gainvest S.A. Sociedad Gerente de FCI	Comision Nacional de Valores	Net capital	$0.7	$0.1
INTL Capital S.A.	General Inspector of Justice (Argentina)	Net capital	$10.6	$7.0
INTL CIBSA S.A.	Comision Nacional de Valores	Capital adequacy	$3.3	$1.8
INTL CIBSA S.A	Comision Nacional de Valores	Net capital	$3.9	$0.9
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of December 31, 2014, these subsidiaries were in compliance with their local capital adequacy requirements.
Note 13 – Share-Based Compensation
Share-based compensation expense is included in ‘compensation and benefits’ in the condensed consolidated income statements and totaled $0.9 million and $1.1 million for the three months ended December 31, 2014 and 2013, respectively.
Stock Option Plan
The Company sponsors a stock option plan for its directors, officers, employees and consultants. The 2013 Stock Option Plan, which was approved by the Company’s Board of Directors and shareholders, authorizes the Company to issue stock options covering up to 1.0 million shares of the Company’s common stock. As of December 31, 2014, there were 0.9 million shares available for future grant under this plan. Awards that expire or are forfeit generally become available for issuance again under the plan. The Company settles stock option exercises with newly issued shares of common stock.

The following is a summary of stock option activity for the three months ended December 31, 2014:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2014	913,500	1,578,056	$25.38	$11.58	4.16	$1.9
Granted	—	—	$—	$—
Exercised	—	(190,398)	$7.52	$3.40
Forfeited	—	—	$—	$—
Expired	—	(39,389)	$23.41	$11.60
Balances as of December 31, 2014	913,500	1,348,269	$27.96	$12.74	4.58	$0.7
Exercisable as of December 31, 2014		459,620	$33.98	$13.42	1.48	$0.5
The total compensation cost not yet recognized for non-vested awards of $7.4 million as of December 31, 2014 has a weighted-average period of 5.19 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. The total intrinsic value of options exercised during the three months ended December 31, 2014 and 2013 was $2.2 million and $0.6 million, respectively.
Restricted Stock Plan
The Company sponsors a restricted stock plan for its directors, officers and employees. As of December 31, 2014, 1.0 million shares were authorized for future grant under the 2012 Restricted Stock Plan. Awards that are forfeit generally become available for issuance again under the plan. The Company utilizes newly issued shares of common stock to make restricted stock grants.
The following is a summary of restricted stock activity for the three months ended December 31, 2014:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2014	1,096,325	229,851	$20.03	1.79	$4.0
Granted	(83,923)	83,923	$18.37
Vested	—	(72,268)	$22.23
Forfeited	328	(328)	$18.12
Balances as of December 31, 2014	1,012,730	241,178	$18.80	2.49	$5.0
The total compensation cost not yet recognized of $3.6 million as of December 31, 2014 has a weighted-average period of 2.49 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.

Note 14 – Other Expenses
Other expenses for the three months ended December 31, 2014 and 2013 consisted of the following:

	Three Months Ended December 31,
(in millions)	2014	2013
Contingent consideration, net	$0.1	$0.2
Insurance	0.5	0.5
Advertising, meetings and conferences	0.6	0.4
Non-trading hardware and software maintenance and software licensing	1.2	0.7
Office supplies and printing	0.3	0.3
Other clearing related expenses	0.4	0.4
Other non-income taxes	1.0	1.0
Other	1.3	1.2
Total other expenses	$5.4	$4.7
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
The following table summarizes the changes in accumulated other comprehensive income (loss) for the three months ended December 31, 2014.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Unrealized Gain or Loss on Available-for-Sale Securities		Accumulated Other Comprehensive Loss
Balances as of September 30, 2014	$(8.7)	$(3.5)	$0.6		$(11.6)
Other comprehensive income (loss), net of tax before reclassifications	(0.3)	—	1.1		0.8
Amounts reclassified from AOCI, net of tax	—	—	—	(1)	—
Net current period other comprehensive income (loss), net of tax	(0.3)	—	1.1		0.8
Balances as of December 31, 2014	$(9.0)	$(3.5)	$1.7		$(10.8)

(1) Amounts reclassified from OCI for the three months ended December 31, 2014 were less than $0.1 million.
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
The valuation allowance for deferred tax assets as of December 31, 2014 and September 30, 2014 was $2.8 million. The valuation allowances as of December 31, 2014 and September 30, 2014 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company incurred U.S. federal, state, and local taxable losses for the years ended September 30, 2014, 2013, and 2012 of $17.3 million, $24.5 million, and $21.9 million, respectively. There are no significant differences between actual levels of past taxable income and the results of operations, before income taxes in these jurisdictions. When evaluating if U.S. federal, state, and local deferred tax assets are realizable, the Company considered deferred tax liabilities of $3.9 million that are scheduled to reverse from 2015 to 2019 and $1.3 million of deferred tax liabilities associated with unrealized gains in securities which the Company could sell, if necessary. Furthermore, the Company considered its ability to implement business and tax planning strategies that would allow the remaining U.S. federal, state, and local deferred tax assets, net of valuation allowances, to be realized within approximately 8 years. Based on the tax planning strategies that are prudent and feasible, management believes that it is more likely than not that the Company will realize the tax benefit of the deferred tax assets, net of the existing valuation allowance, in the future. However, the realization of deferred income taxes is dependent on future events, and changes in estimate in future periods could result in adjustments to the valuation allowance.
The income tax expense from continuing operations of $4.2 million and $1.5 million for the three months ended December 31, 2014 and 2013, respectively, reflect estimated federal, foreign and state taxes. For the three months ended December 31, 2014, the Company’s effective tax rate was 31% compared to 38% for the three months ended December 31, 2013.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company has open tax years ranging from September 30, 2008 through September 30, 2014 with U.S. federal and state and local taxing authorities. In the U.K., the Company has open tax years ending September 30, 2013 to September 30, 2014. In Brazil, the Company has open tax years ranging from December 31, 2009 through December 31, 2014. In Argentina, the Company has open tax years ranging from December 31, 2007 to September 30, 2014. INTL FCStone settled a state examination in the three months ended December 31, 2014 with no material adjustments.
Note 17 – Acquisitions
G.X. Clarke & Co.
Effective January 1, 2015, the Company completed its acquisition of G.X. Clarke & Co, an SEC registered institutional dealer in fixed income securities. G.X. Clarke & Co. is based in New Jersey, transacts in U.S. treasuries, federal agency and mortgage-backed securities, and is a FINRA member with an institutional client base consisting of asset managers, commercial bank trust and investment departments, broker-dealers, and insurance companies. The purchase price payable by INTL FCStone Inc., to be finalized after completion of a financial statement audit, is equal to G.X. Clarke & Co.'s net tangible book value at closing of approximately $26.0 million plus a premium of $1.5 million, and up to an additional $1.5 million over the next three years, subject to the achievement of certain profitability thresholds. In conjunction with the acquisition, the name of G.X. Clarke & Co. has been changed to INTL FCStone Partners L.P.
Note 18 – Discontinued Operations
Exit of Physical Base Metals Business
During the second quarter of fiscal 2013, as a result of a change in management strategy in the Company’s base metals product line, the Company elected to pursue an exit of its physical base metals business. The Company completed the exit of the physical base metals business during the second fiscal quarter of 2014. Under existing accounting guidance, before the implementation of ASU 2014-08, the Company has reclassified the physical base metals activities in the financial statements as discontinued operations for all periods presented. The physical base metals business was previously included in the Commodity and Risk Management Services segment (see Note 19 – Segment Analysis). The Company continues to operate the portion of its base metals business related to non-physical assets, conducted primarily through the London Metals Exchange.
Summarized below are the components of the Company’s income from discontinued operations for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
(in millions)	2014	2013
Total revenues from discontinued operations	$—	$29.3
Total cost of sales of physical commodities from discontinued operations	—	28.8
Operating revenues	$—	$0.5

Income from discontinued operations before income taxes	$—	$0.1
Income tax benefit (expense)	—	—
Income from discontinued operations, net of tax	$—	$0.1

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

Information concerning operations in these segments of business is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended December 31,
(in millions)	2014	2013
Total revenues:
Commercial Hedging	$68.4	$45.6
Global Payments	15.2	13.6
Securities	17.2	21.4
Physical Commodities	13,496.7	7,801.0
Clearing and Execution Services	31.2	27.5
Corporate unallocated	(1.0)	(0.4)
Total	$13,627.7	$7,908.7
Operating revenues (loss):
Commercial Hedging	$68.4	$45.6
Global Payments	15.2	13.6
Securities	17.2	21.4
Physical Commodities	6.5	5.2
Clearing and Execution Services	31.2	27.5
Corporate unallocated	(1.0)	(0.4)
Total	$137.5	$112.9
Net operating revenues (loss):
Commercial Hedging	$57.0	$36.2
Global Payments	13.5	11.8
Securities	10.0	15.6
Physical Commodities	5.6	4.5
Clearing and Execution Services	9.5	7.1
Corporate unallocated	(2.4)	(1.8)
Total	$93.2	$73.4
Net contribution:
(Revenues less cost of sales, transaction-based clearing expenses, variable bonus compensation, introducing broker commissions and interest expense)
Commercial Hedging	$40.6	$26.8
Global Payments	10.8	9.2
Securities	6.6	11.9
Physical Commodities	4.4	3.6
Clearing and Execution Services	7.5	5.7
Total	$69.9	$57.2
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial Hedging	$24.9	$12.1
Global Payments	8.2	7.0
Securities	1.7	7.2
Physical Commodities	2.5	1.8
Clearing and Execution Services	3.6	1.3
Total	$40.9	$29.4
Reconciliation of segment income to income from continuing operations, before tax:
Segment income	$40.9	$29.4
Net costs not allocated to operating segments	27.3	25.5
Income from continuing operations, before tax	$13.6	$3.9

(continued)
(in millions)	As of December 31, 2014	As of September 30, 2014
Total assets:
Commercial Hedging	$1,398.7	$1,400.9
Global Payments	56.7	51.9
Securities	220.3	235.5
Physical Commodities	136.4	116.8
Clearing and Execution Services	1,192.7	1,136.2
Corporate unallocated	122.4	98.4
Total	$3,127.2	$3,039.7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Throughout this document, unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” refer to INTL FCStone Inc. and its consolidated subsidiaries. INTL FCStone Inc. is a Delaware corporation.
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
Discontinued Operations and Operating Segment Reorganization
During the second quarter of fiscal 2013, as a result of a change in management strategy in our base metals product line, we elected to pursue an exit of our physical base metals business. We completed the exit of the physical base metals business during the second quarter of fiscal 2014. In the condensed consolidated income statement for the three months ended December 31, 2013, the physical base metals activities have been reclassified and presented as discontinued operations in the financial statement. We continue to operate the portion of our base metals business related to non-physical assets, conducted primarily through the LME in our Commercial Hedging segment.
Following the discontinuation of the physical base metals business and commencing during the second quarter of fiscal 2014, our operating segments were reorganized into the following reportable segments: Commercial Hedging, Global Payments, Securities, Physical Commodities and Clearing and Execution Services (“CES”). Segment information for the three months ended December 31, 2013 has been revised to reflect the operating segment reorganization retroactively. See Note 19 – Segment Analysis for further discussion of the operating segment reorganization.
Executive Summary
We experienced widespread growth in operating revenues during the first quarter of 2015, as strong performance in our Commercial Hedging segment combined with double digit percentage growth in all of our other business segments, with the exception of Securities, led to record operating revenues of $137.5 million in the first quarter of 2015. Our Securities segment declined, despite record equity-market making operating revenues as difficult market conditions in Argentina resulted in a decline in debt trading revenues. Interest income on customer deposits remained constrained by historically low short term interest rates, however, interest income did increase 121% to $3.1 million as a result of both an increase in average customer segregated equity as well as the continued implementation of our interest rate management program under which we have extended the duration of our United States Treasury investments. Average customer segregated equity, which generates interest income for us, increased 21% to $2.1 billion compared to the prior year.
The increase in our core Commercial Hedging operating revenues was primarily a result of an increase in exchange-traded customer volumes and strong revenue growth in our over-the-counter (“OTC”) business. The increase in exchange-traded volumes was driven by improving domestic agricultural markets as well as continued volume growth in the LME metals business, attributed to both an expansion in the Far East markets as well new client on-boarding. OTC operating revenues grew 89% over the prior year, as market volatility in both the agricultural and energy sectors, an increase in structured products traded and modest volume growth all contributed to the growth.
Operating revenues in our Global Payments segment continued to grow following the continued acquisition of commercial bank clients, expansion of activity from newly on-boarded institutions and the successful implementation of a new back office platform which enables us to process increased volumes, including smaller notional payments, without requiring the hiring of additional support personnel.
In our CES segment, re-organization efforts in the exchange traded business, as well as increased foreign exchange volatility drove improved performance in CES segment operating revenues, which grew 13% over the prior year. Physical Commodity segment performance improved over the prior year primarily as a result of increased activity from customers in the feed ingredients industry.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 59% of total expenses in the first quarter of 2015 compared to 54% in the prior year, while non-variable expenses increased by 2% between the two periods. Overall, net income from continuing operations increased 292% to $9.4 million in the first quarter compared to the prior year due to the overall increase in operating revenues combined with modest growth in fixed expenses.
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

Results of Operations
Set forth below is a discussion of the results of our operations, as viewed by management, for the three months ended December 31, 2014 and 2013.
Financial Information (Unaudited)

	Three Months Ended December 31,
(in millions)	2014	% Change	2013
Operating revenues	$137.5	22%	$112.9
Transaction-based clearing expenses	29.4	17%	25.2
Introducing broker commissions	12.2	5%	11.6
Interest expense	2.7	—%	2.7
Net operating revenues	93.2	27%	73.4
Compensation and other expenses	79.6	15%	69.5
Income from continuing operations, before tax	13.6	249%	3.9
Income tax expense	4.2	180%	1.5
Net income from continuing operations	9.4	292%	2.4
(Loss) income from discontinued operations, net of tax	—	(100)%	0.1
Net income	$9.4	276%	$2.5

Balance Sheet information:	December 31, 2014	% Change	December 31, 2013
Total assets	$3,127.2	14%	$2,743.9
Stockholders’ equity	$355.0	5%	$337.3
The selected data table below reflects key operating metrics used by management in evaluating our product lines, for the periods indicated:

	Three Months Ended December 31,
	2014	% Change	2013
Volumes and Other Data:
Exchange-traded volume (contracts, 000’s)	25,176.4	5%	23,874.6
OTC volume (contracts, 000’s)	290.2	2%	285.4
Global payments (# of payments, 000’s)	68.7	65%	41.6
Gold equivalent ounces traded (000’s)	33,420.3	71%	19,560.6
Equity market-making (gross dollar volume, millions)	$24,134.0	34%	$18,002.7
Foreign exchange prime brokerage volume (U.S. notional, millions)	$115,901.7	48%	$78,413.9
Average assets under management (U.S. dollar, millions)	$598.6	12%	$536.5
Average customer segregated equity (millions)	$2,064.1	21%	$1,701.8
Operating Revenues
Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013
Our operating revenues for the first quarter were a record $137.5 million compared to $112.9 million in the prior year. This increase in operating revenue was primarily driven by a $22.8 million increase in Commercial Hedging operating revenues. In addition, Clearing and Execution Services (“CES”) operating revenues increased $3.7 million, while Global Payments and Physical Commodities operating revenues increased $1.6 million and $1.3 million, respectively. These increases in operating revenues were partially offset by a $4.2 million decrease in Securities segment operating revenues.
Operating revenues in our Commercial Hedging segment increased 50% in the first quarter to $68.4 million, primarily due to a 89% increase in over-the-counter (“OTC”) revenues as a result of strong performance in agricultural as well as energy and renewable fuels commodities. Overall OTC volumes increased 2% in the first quarter as compared to the prior year. In addition, exchange traded revenues increased 30% in the first quarter as a result of a 28% increase in exchange-traded volumes in the first quarter, driven by improved customer activity in the domestic grain markets as well as strong growth in the LME metals business.
Operating revenues in our Global Payments segment increased 12% in the first quarter to $15.2 million compared to the prior year, driven by a 65% increase in the number of global payments made.
Operating revenues in our Securities segment decreased 20% to $17.2 million in the first quarter, despite a 23% increase in equity market-making operating revenues. This increase in equity market-making operating revenues were more than offset by declines in our investment banking and debt trading product lines, with the latter driven by difficult market conditions in our Argentina operations compared to the prior year. Physical Commodity segment operating revenues increased $1.3 million compared to the prior year period, primarily driven by strong growth in operating revenues from customers in the feed ingredient industry within our physical agricultural and energy commodity product line.
Operating revenues in our CES segment increased $3.7 million to $31.2 million the first quarter. Exchange-traded commission and clearing fee revenues increased $1.7 million as a result of a 1% increase in exchange-traded volumes combined with an improved exchange-traded rate per contract earned during the first quarter as compared to the prior year. Improved foreign exchange market volatility, which drove both a widening of spreads and improved arbitrage opportunities drove a 41% increase in customer prime brokerage product line operating revenues as compared to the prior year. See Segment Information below for additional information on activity in each of the segments.
Interest and Transactional Expenses
Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013
Transaction-based clearing expenses: Transaction-based clearing expenses increased 17% to $29.4 million in the first quarter compared to $25.2 million in the prior year, and were 21% of operating revenues in the first quarter compared to 22% in the prior year. The increase in expense is primarily related to higher exchange-traded volumes in our Financial Ag’s & Energy and CES components, increased exchange clearing costs in our LME metals activities, and by higher ADR conversion fees in our equity market-making business.
Introducing broker commissions: Introducing broker commissions increased 5% to $12.2 million in the first quarter compared to $11.6 million in the prior year, and were 9% of operating revenues in the first quarter compared to 10% in the prior year. The increase is primarily due to increased activity in the Financial Ag’s & Energy component of our Commerical Hedging segment.
Interest expense: Interest expense was relatively unchanged at $2.7 million in the first quarter and the prior year. Lower interest costs resulting from lower average outstanding borrowings from lenders were offset by higher interest costs associated with our finance programs. A significant portion of the interest expense is related to the coupon interest and amortization of related debt financing costs, which aggregate to $1.1 million per quarter, related to our offering of 8.5% Senior Notes due July 2020.
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
Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013
Net operating revenues increased $19.8 million, or 27%, to $93.2 million in the first quarter compared to $73.4 million in the prior year.

Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Three Months Ended December 31,
(in millions)	2014	% Change	2013
Compensation and benefits:
Fixed compensation and benefits	$26.8	3%	$25.9
Variable compensation and benefits	29.6	45%	20.4
	56.4	22%	46.3
Other non-compensation expenses:
Communication and data services	6.7	8%	6.2
Occupancy and equipment rental	3.1	3%	3.0
Professional fees	3.3	(23)%	4.3
Travel and business development	2.8	—%	2.8
Depreciation and amortization	1.9	—%	1.9
Bad debts and impairments	—	(100)%	0.3
Other expense	5.4	15%	4.7
	23.2	—%	23.2
Total compensation and other expenses	$79.6	15%	$69.5
Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013
Compensation and Other Expenses: Compensation and other expenses increased $10.1 million, or 15% to $79.6 million in the first quarter compared to $69.5 million in the prior year.
Compensation and Benefits: Total compensation and benefits expense increased 22% to $56.4 million compared to $46.3 million in the prior year. Total compensation and benefits were 61% of net operating revenues in the first quarter compared to 63% of net operating revenues in the prior year. The variable portion of compensation and benefits increased by 45% to $29.6 million in the first quarter compared to $20.4 million in the prior year. Variable compensation and benefits were 32% of net operating revenues in the first quarter compared to 28% in the prior year, primarily due to the mix of operating revenues. Administrative and executive incentive compensation was $3.9 million in the first quarter compared to $2.4 million in the prior year, primarily related to our improved performance.
The fixed portion of compensation and benefits increased 3% to $26.8 million in the first quarter compared to $25.9 million in the prior year. Non-variable salaries increased $0.9 million, or 5%. Employee benefits, excluding share-based compensation, increased $0.4 million in the first quarter. Share-based compensation is also a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation expense was $0.9 million in the first quarter compared with $1.1 million in the prior year. The number of employees increased to 1,153 at the end of the first quarter compared to 1,141 at the beginning of the first quarter. The number of employees at the end of the prior year was 1,105.
Other Non-Compensation Expenses: Total other non-compensation expenses were relatively unchanged at $23.2 million in the first quarter and in the prior year. Communication and data services expenses increased $0.5 million, primarily related to higher trade system costs and market information costs. Professional fees decreased $1.0 million, primarily related to a decrease in legal fees. Other expense increased $0.7 million, primarily related to the lower contingent consideration charges recorded in the first quarter compared to the prior year.
Provision for Taxes: The effective income tax rate was 31% in the first quarter compared to 38% in the prior year. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Our effective income tax rate in the first quarter was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions and the recognition of certain discrete items. Our effective income tax rate during the prior year was higher than the U.S. federal statutory rate primarily due to the tax effect of certain discrete items recognized.

Unallocated Costs and Expenses
The following table is a breakout of our unallocated costs and expenses from the total costs and expenses shown above. The unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities.

	Three Months Ended December 31,
(in millions)	2014	% Change	2013
Compensation and benefits:
Fixed compensation and benefits	$8.6	(1)%	$8.7
Variable compensation and benefits	3.4	42%	2.4
	12.0	8%	11.1
Other non-compensation expenses:
Communication and data services	1.1	(8)%	1.2
Occupancy and equipment rental	3.1	3%	3.0
Professional fees	2.3	(15)%	2.7
Travel and business development	0.7	17%	0.6
Depreciation and amortization	1.6	—%	1.6
Other expense	4.4	22%	3.6
	13.2	4%	12.7
Total compensation and other expenses	$25.2	6%	$23.8
Total unallocated costs and other expenses increased $1.4 million to $25.2 million in the first quarter compared to $23.8 million in the prior year. Compensation and benefits increased $0.9 million, or 8% to $12.0 million in the first quarter compared to $11.1 million in the prior year, primarily due to higher incentive compensation based on improved financial results. The increase in other expense is primarily due to higher non-trading information technology costs.
Variable vs. Fixed Expenses

	Three Months Ended December 31,
(in millions)	2014	% of Total	2013	% of Total
Variable compensation and benefits	$29.6	25%	$20.4	19%
Transaction-based clearing expenses	29.4	24%	25.2	24%
Introducing broker commissions	12.2	10%	11.6	11%
Total variable expenses	71.2	59%	57.2	54%
Fixed compensation and benefits	26.8	22%	25.9	24%
Other fixed expenses	23.2	19%	22.9	22%
Bad debts and impairments	—	—%	0.3	—%
Total non-variable expenses	50.0	41%	49.1	46%
Total non-interest expenses	$121.2	100%	$106.3	100%
We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible. The table above shows an analysis of our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the three months ended December 31, 2014 and 2013, respectively.
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 59% in the first quarter compared to 54% in the prior year.

Segment Information
Commencing during the second quarter of fiscal 2014, our operating segments were reorganized into reportable segments as follows:

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
Segment information for the three months ended December 31, 2013 has been revised to reflect the operating segment reorganization retroactively.

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

Total Segment Results
The following table shows summary information concerning all of our business segments combined, excluding the net costs not allocated to operating segments.

	Three Months Ended December 31,
(in millions)	2014	% of Operating Revenues	2013	% of Operating Revenues
Operating revenues	$138.5	100%	$113.3	100%
Transaction-based clearing expenses	29.1	21%	25.1	22%
Introducing broker commissions	12.2	9%	11.6	10%
Interest expense	1.6	1%	1.4	1%
Net operating revenues	95.6		75.2
Variable direct compensation and benefits	25.7	19%	18.0	16%
Net contribution	69.9		57.2
Non-variable direct expenses	29.0	21%	27.8	25%
Segment income	$40.9		$29.4

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013
Net contribution for all of our business segments increased 22% to $69.9 million in the first quarter compared to $57.2 million in the prior year. Segment income increased 39% to $40.9 million in the first quarter compared to $29.4 million in the prior year.
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

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013
The following table provides the financial performance for Commercial Hedging for the periods indicated.

	Three Months Ended December 31,
(in millions)	2014	% Change	2013
Trading gains, net	$39.6	73%	$22.9
Commission and clearing fees	23.1	27%	18.2
Consulting and management fees	4.0	11%	3.6
Interest income	1.7	89%	0.9
Operating revenues	68.4	50%	45.6
Transaction-based clearing expenses	6.6	20%	5.5
Introducing broker commissions	4.7	24%	3.8
Interest expense	0.1	n/m	0.1
Net operating revenues	57.0	57%	36.2
Variable direct compensation and benefits	16.4	74%	9.4
Net contribution	40.6	51%	26.8
Non-variable direct expenses	15.7	7%	14.7
Segment income	$24.9	106%	$12.1
The following table sets forth transactional revenues and selected data for Commercial Hedging for the periods indicated.

	Exchange-traded			OTC
	Three Months Ended December 31,			Three Months Ended December 31,
	2014	% Change	2013	2014	% Change	2013
Transactional revenues (in millions):
Agricultural	$16.4	19%	$13.8	$14.6	100%	$7.3
Energy and renewable fuels	1.7	31%	1.3	12.3	92%	6.4
LME metals	12.4	43%	8.7	—	—	—
Other	2.3	53%	1.5	3.0	43%	2.1
	$32.8	30%	$25.3	$29.9	89%	$15.8
Selected data:
Volume (contracts, 000’s)	5,055.4	28%	3,935.9	290.2	2%	285.4
Average rate per contract (1) (2)	$6.40	1%	$6.31	$98.68	88%	$52.48
Average customer segregated equity (millions)	$930.2	21%	$771.1
(1) Give-up fee revenues included in exchange-traded transactional revenues have been excluded from the calculation of exchange-traded average rate per contract.
(2) Cash brokerage revenues included in OTC transactional revenues have been excluded from the calculation of OTC average rate per contract.
Operating revenues increased 50% to $68.4 million in the first quarter compared to $45.6 million in the prior year. Exchange-traded revenues increased 30%, to $32.8 million in the first quarter, driven by a 28% increase in exchange-traded contract volume. Agricultural commodity exchange-traded revenues increased 19%, benefiting from improved customer activity in domestic grain markets and increased market volatility. LME metals operating revenues increased as a result of strong growth in Chinese customer volumes, new client on-boarding, partially a result of competitors scaling back their operations and increased market volatility which led to growth in Europe, Americas and Asian revenues.
Over-the-counter (“OTC”) revenues increased 89%, to $29.9 million in the first quarter, with both agricultural as well as energy and renewable fuels revenues nearly doubling as compared to the prior year. This strong growth in OTC revenues, despite a modest 2% increase in OTC volumes was driven by an increase in the average rate per contract as a result of a volatility driven increase in spreads as well as an increase in the number of structured products traded.
Consulting and management fees increased slightly compared to the prior year as a result of an increase in the number of customers utilizing our advisory services and interest income, which remains constrained by low short-term interest rates, increased 89%, to 1.7 million compared to the prior year, driven by a 21% increase in average customer equity as well as the implementation of an interest rate management program resulting in an extension of the duration of our US Treasury investments.
Segment income increased to $24.9 million in the first quarter compared to $12.1 million in the prior year. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 40% compared to 41% in the prior year.
Global Payments
We provide global payment solutions to banks and commercial businesses as well as charities, non-governmental organizations and government organizations. We offer payments services in more than 150 currencies, which we believe is more than any other payments solution provider, and provide competitive and transparent pricing. Through our technology platform, full-service electronic execution capability and commitment to customer service, we believe we are able to provide simple and fast execution, ensuring delivery of funds in any of these countries quickly through our global network of correspondent banks. In this business, we primarily act as a principal in buying and selling foreign currencies on a spot basis. We derive revenue from the difference between the purchase and sale prices.
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
The following table provides the financial performance and selected data for Global Payments for the periods indicated.

	Three Months Ended December 31,
(in millions)	2014	% Change	2013
Operating revenues	$15.2	12%	$13.6
Transaction-based clearing expenses	0.8	33%	0.6
Introducing broker commissions	0.9	(18)%	1.1
Interest expense	—	(100)%	0.1
Net operating revenues	13.5	14%	11.8
Variable direct compensation and benefits	2.7	4%	2.6
Net contribution	10.8	17%	9.2
Non-variable direct expenses	2.6	18%	2.2
Segment income	$8.2	17%	$7.0
Selected data:
Global payments (number of trades, 000’s)	68.7	65%	41.6
Average revenue per trade	$221.25	(32)%	$326.92
Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013
Operating revenues increased 12% to $15.2 million in the first quarter compared to $13.6 million in the prior year. This operating revenue growth was driven by a 65% increase in the volume of payments made as we continued to benefit from an increase in financial institutions and other customers utilizing our electronic transaction order system. The increase in volumes from financial institutions resulted in a lower average size of payment made, driving a 32% decrease in the average revenue per trade.
Segment income increased 17% to $8.2 million in the first quarter compared to $7.0 million in the prior year. This increase was primarily driven by the increase in operating revenues during the first quarter partially offset by a modest increase in non-variable expenses. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 29% compared to 32%, primarily as a result of a decrease in introducing broker commission expense.
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
Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013
The following table provides the financial performance for Securities for the periods indicated.

	Three Months Ended December 31,
(in millions)	2014	% Change	2013
Operating revenues	$17.2	(20)%	$21.4
Transaction-based clearing expenses	5.1	28%	4.0
Introducing broker commissions	1.3	8%	1.2
Interest expense	0.8	33%	0.6
Net operating revenues	10.0	(36)%	15.6
Variable direct compensation and benefits	3.4	(8)%	3.7
Net contribution	6.6	(45)%	11.9
Non-variable direct expenses	4.9	4%	4.7
Segment income	$1.7	(76)%	$7.2
The following table sets forth operating revenues by product line and selected data for Securities for the periods indicated.

	Three Months Ended December 31,
	2014	% Change	2013
Operating revenues by product line (in millions):
Equity market-making	$12.5	23%	$10.2
Debt trading	(0.4)	(110)%	4.0
Investment banking	1.7	(50)%	3.4
Asset management	3.4	(11)%	3.8
	$17.2	(20)%	$21.4
Selected data:
Equity market-making (gross dollar volume, millions)	$24,134.0	34%	$18,002.7
Equity revenue per $100 traded	$0.52	(9)%	$0.57
Average assets under management (millions)	$598.6	12%	$536.5
Operating revenues decreased 20% to $17.2 million in the first quarter compared to $21.4 million in the prior year.
Operating revenues in our Securities segment are driven by activities in four product lines, equity market-making, debt trading, investment banking and asset management. Operating revenues in the equity market-making product line increased 23% in the first quarter compared to the prior year driven by a 34% increase in gross dollar volume as a result of improved market conditions which resulted in increased customer volumes. Equity market-making operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the consolidated income statements as ‘transaction-based clearing expenses’.
Operating revenues in the debt trading product line decreased to ($0.4) million in the first quarter compared to $4.0 million in the prior year, as a result of difficult market conditions in Argentina in the first quarter compared to relatively stronger performance in that region in the prior year. The operating revenues in the investment banking product line declined 50% in the first quarter to $1.7 million, while asset management product line operating revenues decreased 11% in the first quarter compared to the prior year as lower performance driven by market conditions more than offset increased fees earned on assets under management. Average assets under management were $598.6 million in the first quarter compared to $536.5 million in the prior year.
Segment income decreased 76% to $1.7 million in the first quarter compared to $7.2 million in the prior year, primarily as a result of the decrease in operating revenues. Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 57% in the first quarter compared to 42% in the prior year driven by an increase in transaction-based clearing fees and variable direct compensation and benefits due to the mix of operating revenues.
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
The following table provides the financial performance for Physical Commodities for the periods indicated.

	Three Months Ended December 31,
(in millions)	2014	% Change	2013
Operating revenues	$6.5	25%	$5.2
Transaction-based clearing expenses	0.2	100%	0.1
Introducing broker commissions	0.1	—	0.1
Interest expense	0.6	20%	0.5
Net operating revenues	5.6	24%	4.5
Variable direct compensation and benefits	1.2	33%	0.9
Net contribution	4.4	22%	3.6
Non-variable direct expenses	1.9	6%	1.8
Segment income	$2.5	39%	$1.8

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013
The following table sets forth operating revenue by product line and selected data for Physical Commodities for the periods indicated.

	Precious Metals			Physical Ag’s & Energy
	Three Months Ended December 31,			Three Months Ended December 31,
	2014	% Change	2013	2014	% Change	2013
Total revenues	$13,436.2	75%	$7,693.1	$60.5	(44)%	$107.9
Cost of sales of physical commodities	13,432.7	75%	7,689.7	57.5	(46)%	106.1
Operating revenues	$3.5	3%	$3.4	$3.0	67%	$1.8
Selected data:
Gold equivalent ounces traded (000’s)	33,420.3	71%	19,560.6
Average revenue per ounce traded	$0.10	(41)%	$0.17
Operating revenues increased 25% to $6.5 million in the first quarter compared to $5.2 million in the prior year.
Precious metals operating revenues increased 3% to $3.5 million in the first quarter compared to $3.4 million in the prior year. Operating revenues increased from the prior year period as a result of a 71% increase in the number of ounces traded mostly offset by a decline in the average revenue per ounce traded.
Operating revenues in the physical agricultural and energy commodity product line increased 67% to $3.0 million in the first quarter compared to the prior year. The increase in operating revenues is primarily due to strong growth in the feed ingredients business which was partially offset by a decrease in revenues related to the sourcing of inputs to the renewable fuels industry.
Segment income increased 39% to $2.5 million in the first quarter compared to $1.8 million in the prior year, primarily as a result of the increase in operating revenues.
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

The following table provides the financial performance and selected data for Clearing and Execution Services for the periods indicated.

	Three Months Ended December 31,
(in millions)	2014	% Change	2013
Trading gains, net	$5.2	41%	$3.7
Commission and clearing fees	24.8	7%	23.1
Consulting and management fees	0.4	—%	0.4
Interest income	0.8	167%	0.3
Operating revenues	31.2	13%	27.5
Transaction-based clearing expenses	16.4	10%	14.9
Introducing broker commissions	5.2	(4)%	5.4
Interest expense	0.1	n/m	0.1
Net operating revenues	9.5	34%	7.1
Variable direct compensation and benefits	2.0	43%	1.4
Net contribution	7.5	32%	5.7
Non-variable direct expenses	3.9	(11)%	4.4
Segment income	$3.6	177%	$1.3
Selected data:
Exchange-traded volume (contracts, 000’s)	20,121.0	1%	19,938.7
Exchange-traded average rate per contract (1)	$1.17	5%	$1.11
Average customer segregated equity (millions)	$1,133.9	22%	$930.7
Foreign exchange prime brokerage volume (U.S. notional, millions)	$115,901.7	48%	$78,413.9
(1) Give-up fee revenues included in commission and clearing fees have been excluded from the calculation of exchange-traded average rate per contract.
Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013
Operating revenues increased 13% to $31.2 million in the first quarter compared to $27.5 million in the prior year. Operating revenues are primarily generated from three sources: commission and clearing fee revenues from the execution and clearing of exchange-traded futures and options on futures contracts, trading gains, net which primarily represents the spread retained in OTC foreign exchange customer prime brokerage activities and interest income derived from cash balances in our customers’ accounts.
Commission and clearing fee revenues increased to $24.8 million in the first quarter compared to $23.1 million in the prior year as a result of a 1% increase in exchange-traded volumes and an improvement in our average rate per contract as compared to the prior year period. Interest income increased 167% to $0.8 million in the first quarter as a result of the implementation of an interest rate management program resulting in an extension of the duration of our US Treasury investments as well as a 22% increase in average customer segregated equity to $1.1 billion.
Operating revenues in our customer prime brokerage product line, reflected on the “trading gains, net” line increased 41% to $5.2 million in the first quarter compared to $3.7 million in the prior year, as a result of a 48% increase in foreign exchange volumes as well as market volatility driving both a widening of spreads and increased performance on the arbitrage desk. Our foreign exchange arbitrage desk arbitrages the cash versus the exchange-traded markets.
Segment income increased to $3.6 million in the first quarter compared to $1.3 million in the prior year, primarily as a result of the increase in operating revenues. Variable expenses, excluding interest, as a percentage of operating revenues were 76% in the first quarter compared to 79% in the prior year, primarily as a result of a decrease in transaction-based clearing expenses and introducing broker commissions.

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
As of December 31, 2014, we had total equity capital of $355.0 million, $45.5 million aggregate principal amount of our issued 8.5% senior unsecured notes due in July 2020 and outstanding bank loans of $49.1 million.
A substantial portion of our assets are liquid. As of December 31, 2014, approximately 93% of our assets consisted of cash; deposits and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory, at cost. All assets that are not customer and counterparty deposits are financed by our equity capital, senior unsecured notes, bank loans, short-term borrowings from financial instruments sold, not yet purchased, and other payables.
As of December 31, 2014, we had deferred tax assets totaling $30.0 million. We are required to assess our deferred tax assets and the need for a valuation allowance at each reporting period. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that we will not realize some or all of the deferred tax assets. We are required to record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of December 31, 2014 and September 30, 2014 was $2.8 million. The valuation allowances as of December 31, 2014 and September 30, 2014 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized.
We incurred U.S. federal, state, and local taxable losses for the years ended September 30, 2014, 2013, and 2012 of $17.3 million, $24.5 million, and $21.9 million, respectively. There are no significant differences between actual levels of past taxable income and the results of operations, before income taxes in these jurisdictions. When evaluating if U.S. federal, state, and local deferred tax assets are realizable, we considered deferred tax liabilities of $3.9 million that are scheduled to reverse from 2015 to 2019 and $1.3 million of deferred tax liabilities associated with unrealized gains in securities which we could sell, if necessary. Furthermore, we considered our ability to implement business and tax planning strategies that would allow the remaining U.S. federal, state, and local deferred tax assets, net of valuation allowances, to be realized within approximately 8 years. Based on the tax planning strategies that are prudent and feasible, management believes that it is more likely than not that we will realize the tax benefit of the deferred tax assets, net of the existing valuation allowance, in the future. However, the realization of deferred income taxes is dependent on future events, and changes in estimate in future periods could result in adjustments to the valuation allowance.
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
Primary Sources and Uses of Cash
Our assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and our growth. Our total assets as of December 31, 2014 and September 30, 2014, were $3,127.2 million and $3,039.7 million, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. FCStone, LLC and INTL FCStone Ltd occasionally use their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their customers.
The majority of the assets of FCStone, LLC are restricted from being transferred to its parent or other affiliates due to specific regulatory requirements. These restrictions have no impact on our ability to meet our cash obligations, and no impact is expected in the future.
We have liquidity and funding policies and processes in place that are intended to maintain significant flexibility to address both company-specific and industry liquidity needs. The majority of our excess funds are held with high quality institutions, under highly-liquid U.S. government obligations and AA-rated money market investments. We do not hold any direct investments in the general obligations of any sovereign nations.
As of December 31, 2014, $189.4 million of cash, cash equivalent and available-for-sale investment securities was held by our foreign subsidiaries. If these funds are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds, up to the amount of undistributed foreign earnings of $182.7 million. However, our intent is to indefinitely reinvest these funds outside of the U.S., and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
As of December 31, 2014, $14.0 million of financial instruments owned and $5.4 million of financial instruments sold, not yet purchased, are exchangeable foreign equities and ADRs.
As of December 31, 2014, we had $45.5 million outstanding in aggregate principal amount of our 8.5% Senior Notes due 2020 (the “Notes”). The Notes were issued in July 2013, and bear interest at a rate of 8.5% per year (payable quarterly on January 30, April 30, July 30 and October 30 of each year). The Notes mature on July 30, 2020. We may redeem the Notes, in whole or in part, at any time on and after July 30, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date.
As of December 31, 2014, we had four committed bank credit facilities, totaling $270.0 million, of which $49.1 million was outstanding. The credit facilities include:

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
We have contingent liabilities relating to several acquisitions we have completed since December 2012. See Note 11 to the Condensed Consolidated Financial Statements for additional information on these contingent liabilities. Under the terms of the purchase agreements, we have obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings. The contingent liabilities for these estimated additional discounted purchase price considerations total $2.2 million as of December 31, 2014, and are included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets. We estimate cash payments during the next twelve months, related to these contingent liabilities, to be $0.8 million.
We contributed $0.4 million to our defined benefit pension plans during the three months ended December 31, 2014, and expect to contribute a minimum of $2.1 million to the plans during the remainder of fiscal 2015.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and overseas. Certain of our other non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
Our subsidiaries are in compliance with all of their capital regulatory requirements as of December 31, 2014. Additional information on these net capital and minimum net capital requirements can be found in Note 12 of the Condensed Consolidated Financial Statements.
The Dodd-Frank Act created a comprehensive new regulatory regime governing the OTC and listed derivatives markets and their participants by requiring, among other things: centralized clearing of standardized derivatives (with certain stated exceptions); the trading of clearable derivatives on swap execution facilities or exchanges; and registration and comprehensive regulation of new categories of market participants as “swap dealers” and swap “introducing brokers.” Our subsidiary, INTL FCStone Markets, LLC, is a registered swap dealer. Most of the rules affecting this business have now been finalized, and external business conduct rules went into effect on May 1, 2013. Nevertheless, some important rules, such as those setting capital and margin requirements, have not been finalized or fully implemented, and it is too early to predict with any degree of certainty how we will be affected.
Cash Flows
Our cash and cash equivalents increased from $231.3 million as of September 30, 2014 to $278.2 million as of December 31, 2014, a net increase of $46.9 million. Net cash of $25.4 million was provided by operating activities, $0.9 million was used in investing activities and net cash of $23.9 million was provided by financing activities, of which $26.6 million was borrowed from lines of credit and increased the amounts payable to lenders under loans. Fluctuations in exchange rates decreased our cash and cash equivalents by $1.5 million.
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
We continuously evaluate opportunities to expand our business. For the three months ended December 31, 2014, we made $3.4 million in payments relating to earn-outs on acquisitions, of which $1.6 million is included in financing activities. Investing activities include $0.9 million in capital expenditures for property, plant and equipment in the current three months ended, compared to $1.3 million in the prior year.
In December 2014, our Board of Directors authorized a repurchase plan in which we may repurchase up to 1.0 million shares of our outstanding common stock. During the current three months ended, we repurchased 74,509 shares of our outstanding common stock in open market transactions, for an aggregate purchase price of $1.5 million.
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
Off Balance Sheet Arrangements
We are party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer, futures commission merchant, swap dealer and U.K. based Financial Services Firm, as well as in our physical commodities and foreign exchange prime brokerage activities. As part of these activities, we carry short positions. For example, we sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We recorded these obligations in the condensed consolidated financial statements as of December 31, 2014 and September 30, 2014, at fair value of the related financial instruments, totaling $227.0 million and $264.0 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our condensed consolidated balance sheets in ‘financial instruments owned, at fair value’, and ‘physical commodities inventory’. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to December 31, 2014, which might be partially or wholly offset by gains in the value of assets held as of December 31, 2014. The totals of $227.0 million and $264.0 million include a net liability of $80.3 million and $84.4 million for derivatives, based on their fair value as of December 31, 2014 and September 30, 2014, respectively.
In our foreign exchange and commodities trading product lines, we hold options and futures on options contracts resulting from market-making and proprietary trading activities in these businesses. We assist customers in our commodities trading product lines to protect the value of their future production (precious metals) by selling them put options on an OTC basis. We also provide our commodities trading business customers with sophisticated option products, including combinations of buying and selling puts and calls. We mitigate our risk by effecting offsetting options with market counterparties or through the purchase or sale of exchange-traded commodities futures. The risk mitigation of offsetting options is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC.
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

However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the condensed consolidated balance sheets as of December 31, 2014 and September 30, 2014.
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

Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the three months ended December 31, 2014.

Marked-to-Market Revenues
Number of Days
30
25
20
15
10
5
0
5
10
26
16
6
1
1
1
$0 to $500
$1,000 to $1,500
$1,500 to $2,000
$2,000 to $2,500
$2,500 to $3,000
$3,000 to $3,500
$3,500 to $4,000
$4,000 to $4,500
Daily Revenues ($000s)

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
Since mid-2010, we have employed an interest rate management strategy, where we have used derivative financial instruments in the form of interest rate swaps to manage a portion of our aggregate interest rate position. Our objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap the resulting variable interest earnings into a medium-term interest stream when a sufficient interest rate spread exists between the two durations. These interest rate swaps are not designated for hedge accounting treatment, and changes in the fair values of these interest rate swaps, which are volatile and can fluctuate from period to period, are recorded in earnings on a quarterly basis.
During the prior year, we amended this interest management strategy, to include outright purchases of medium term U.S. Treasury notes. Under this amended program, on a quarterly basis, we evaluate our overall level of short term investable balances, net of our of variable rate debt, and either invest a portion of these investable balances in medium term U.S. Treasury notes or enter into interest rate swaps as described above, when a suffcient interest rate spread exists between short term and medium term rates exist. Under this strategy, excluding cash deposits and our investments in AA-rated money market funds, the weighted average time to maturity of our portfolio is not to exceed 24 months in duration. We currently have no interest rate swap derivative contracts outstanding and the weighted average time to maturity of the portfolio is 19 months.
We manage interest expense using a combination of variable and fixed rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. The debt instruments are carried at their unpaid principal balance which approximates fair value. At December 31, 2014, $49.1 million of our debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of December 31, 2014, we had $45.5 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with our fixed-rate debt.
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2014. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014.
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
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Securities Litigation and Regulatory Proceedings
In January 2014, a purported class action was filed in the United States District Court for the Southern District of New York against the Company and certain of our officers and directors. The complaint alleges violations of federal securities laws, and claims that the Company has issued false and misleading information concerning its business and prospects. The action seeks unspecified damages on behalf of persons who purchased the Company's shares between February 17, 2010 and December 16, 2013. The lead plaintiff’s amended complaint was filed in June 2014. Our motion to dismiss the complaint was filed in July 2014. At the court hearing on February 4, 2015, our motion was granted and the plaintiff’s amended complaint was dismissed. The plaintiff has until March 6, 2015 to amend its complaint.
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
Sentinel Litigation
Our subsidiary, FCStone, LLC, had a portion of its excess segregated funds invested with Sentinel Management Group Inc. (“Sentinel”), a registered FCM and an Illinois-based money manager that provided cash management services to other FCMs. In August 2007, Sentinel halted redemptions to customers and sold certain of the assets it managed to an unaffiliated third party at a significant discount. On August 17, 2007, subsequent to Sentinel’s sale of certain assets, Sentinel filed for bankruptcy protection. In aggregate, $15.5 million of FCStone, LLC’s $21.9 million in invested funds were returned to it before and after Sentinel’s bankruptcy petition.
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
The trial of this matter took place, as a test case, during October 2012. The trial court entered a judgment against FCStone, LLC on January 4, 2013. On January 17, 2013, the trial court entered an agreed order, staying execution and enforcement, pending an appeal of the judgment. On March 19, 2014, the appeal court ruled in favor of FCStone, LLC. In April 2014, the trustee filed a petition for rehearing of the appeal. In May 2014, the U.S. Court of Appeals for the Seventh Circuit denied the petition. The trustee did not file a writ for certiorari with the U.S. Supreme Court during the time allotted to do so. The Company continues to be involved in litigation against the trustee to recover its share of the cash held in reserve accounts under Sentinel’s Fourth Amended Chapter 11 Plan of Liquidation.
Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may later prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.
Item 1A. Risk Factors
In addition to the other information set forth in this report, information regarding risks affecting us appears in Part I, Item 1A our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that management currently considers to be non-material may in the future adversely affect our business, financial condition and operating results. There have been no material changes to our risk factors since the filing of our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 10, 2014, our Board of Directors authorized the repurchase up to 1.0 million shares of our outstanding common stock from time to time in open market purchase and private transactions, subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants. Our common stock repurchase program activity for the three months ended December 31, 2014 was as follows.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program(2)
October 1, 2014 to October 31, 2014	—	$—	—	1,036,200
November 1, 2014 to November 30, 2014	79,396	17.59	—	1,036,200
December 1, 2014 to December 31, 2014	74,509	20.39	74,509	925,491
Total	153,905	$18.94	74,509
(1) Total number of shares purchased includes an aggregate of 79,396 shares of common stock tendered in the first quarter of 2014 to satisfy employees’ exercise price and tax obligations upon the exercise of stock options.
(2) On December 10, 2014, our Board of Directors replaced the December 11, 2013 authorized repurchase of up to 1.5 million shares of our outstanding common stock, of which approximately 1.0 million shares remained eligible to be purchased under the plan, with an authorization to repurchase up to 1.0 million shares of our outstanding common stock.

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
INTL FCStone Inc.

Date:	February 9, 2015	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	February 9, 2015	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer