Form 10-Q
period 2015-03-31
INTL FCSTONE INC.
filed 2015-05-07
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
____________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of May 4, 2015, there were 18,981,079 shares of the registrant’s common stock outstanding.

INTL FCStone Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTL FCStone Inc.
Condensed Consolidated Balance Sheets

(in millions, except par value and share amounts)	March 31, 2015	September 30, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$243.5	$231.3
Cash, securities and other assets segregated under federal and other regulations (including $509.0 and $15.3 at fair value at March 31, 2015 and September 30, 2014, respectively)	687.3	448.0
Securities purchased under agreements to resell	336.9	—
Deposits and receivables from:
Exchange-clearing organizations (including $1,008.7 and $1,255.4 at fair value at March 31, 2015 and September 30, 2014, respectively)	1,420.5	1,731.4
Broker-dealers, clearing organizations and counterparties (including $(28.6) and $(1.1) at fair value at March 31, 2015 and September 30, 2014, respectively)	193.1	123.0
Receivables from customers, net	72.2	55.6
Notes receivable, net	76.0	65.2
Income taxes receivable	11.0	10.8
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $183.4 at March 31, 2015)	1,217.1	197.9
Physical commodities inventory	59.6	40.0
Deferred income taxes, net	27.5	32.0
Property and equipment, net	15.4	15.9
Goodwill and intangible assets, net	60.2	58.0
Other assets	42.3	30.6
Total assets	$4,462.6	$3,039.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $3.1 and $5.5 at fair value at March 31, 2015 and September 30, 2014, respectively)	$112.4	$114.1
Payables to:
Customers	2,225.0	2,228.7
Broker-dealers, clearing organizations and counterparties (including $1.5 at fair value at March 31, 2015)	135.7	11.9
Lenders under loans	45.8	22.5
Senior unsecured notes	45.5	45.5
Income taxes payable	6.5	7.6
Payables under repurchase agreements	908.9	—
Financial instruments sold, not yet purchased, at fair value	613.3	264.0
Total liabilities	4,093.1	2,694.3
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 20,132,970 issued and 18,965,488 outstanding at March 31, 2015 and 19,826,635 issued and 18,883,662 outstanding at September 30, 2014	0.2	0.2
Common stock in treasury, at cost - 1,167,482 shares at March 31, 2015 and 942,973 shares at September 30, 2014, respectively	(22.0)	(17.5)
Additional paid-in capital	233.5	229.6
Retained earnings	167.1	144.7
Accumulated other comprehensive loss, net	(9.3)	(11.6)
Total stockholders' equity	369.5	345.4
Total liabilities and stockholders' equity	$4,462.6	$3,039.7
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except share and per share amounts)	2015	2014	2015	2014
Revenues:
Sales of physical commodities	$14,291.6	$8,329.4	$27,785.9	$16,130.6
Trading gains, net	84.8	64.7	155.1	116.4
Commission and clearing fees	47.2	47.3	96.7	89.5
Consulting and management fees	9.3	9.5	19.7	21.5
Interest income	9.0	1.9	12.1	3.3
Other income	0.1	0.1	0.2	0.3
Total revenues	14,442.0	8,452.9	28,069.7	16,361.6
Cost of sales of physical commodities	14,285.5	8,323.7	27,775.7	16,119.5
Operating revenues	156.5	129.2	294.0	242.1
Transaction-based clearing expenses	31.8	27.7	61.2	52.9
Introducing broker commissions	12.3	12.8	24.5	24.4
Interest expense	4.5	2.8	7.2	5.5
Net operating revenues	107.9	85.9	201.1	159.3
Compensation and other expenses:
Compensation and benefits	63.1	52.7	119.5	99.0
Communication and data services	7.2	6.2	13.9	12.4
Occupancy and equipment rental	3.8	3.2	6.9	6.2
Professional fees	3.1	4.1	6.4	8.4
Travel and business development	2.5	2.0	5.3	4.8
Depreciation and amortization	1.8	1.7	3.7	3.6
Bad debts and impairments	2.8	0.4	2.8	0.7
Other	5.5	5.3	10.9	10.0
Total compensation and other expenses	89.8	75.6	169.4	145.1
Income from continuing operations, before tax	18.1	10.3	31.7	14.2
Income tax expense	5.1	2.6	9.3	4.1
Net income from continuing operations	13.0	7.7	22.4	10.1
Loss from discontinued operations, net of tax	—	(0.2)	—	(0.1)
Net income	$13.0	$7.5	$22.4	$10.0
Basic earnings per share:
Income from continuing operations	$0.68	$0.40	$1.18	$0.53
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net income per common share	$0.68	$0.39	$1.18	$0.52
Diluted earnings per share:
Income from continuing operations	$0.67	$0.40	$1.16	$0.52
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net income per common share	$0.67	$0.39	$1.16	$0.51
Weighted-average number of common shares outstanding:
Basic	18,599,011	18,609,550	18,546,377	18,627,383
Diluted	18,957,780	18,955,128	18,743,033	19,274,153
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2015	2014	2015	2014
Net income	$13.0	$7.5	$22.4	$10.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(0.8)	(2.7)	(1.1)	(3.9)
Pension liabilities adjustment	—	0.1	—	0.1
Net unrealized gain or loss on available-for-sale securities	2.3	(0.2)	3.4	—
Reclassification of adjustments included in net income:
Periodic pension costs (included in compensation and benefits)	—	—	—	0.1
Reclassification adjustment for gains included in net income:	—	—	—	0.1
Other comprehensive income (loss)	1.5	(2.8)	2.3	(3.7)
Comprehensive income	$14.5	$4.7	$24.7	$6.3

See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Cash Flows Statements
(Unaudited)

	Six Months Ended March 31,
(in millions)	2015	2014
Cash flows from operating activities:
Net income	$22.4	$10.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3.7	3.5
Provision for bad debts and impairments	2.8	0.7
Deferred income taxes	2.3	(3.5)
Amortization of debt issuance costs and debt discount	0.5	0.5
Amortization of share-based compensation	1.8	2.2
Loss on sale of property and equipment	0.4	0.2
Changes in operating assets and liabilities, net:
Cash, securities and other assets segregated under federal and other regulations	(244.8)	(266.3)
Securities purchased under agreements to resell	3.6	—
Deposits and receivables from exchange-clearing organizations	313.0	86.7
Deposits and receivables from broker-dealers, clearing organizations, and counterparties	(66.5)	41.6
Receivable from customers, net	(18.1)	22.4
Notes receivable, net	(11.9)	(27.6)
Income taxes receivable	(0.3)	2.3
Financial instruments owned, at fair value	(356.6)	(2.7)
Physical commodities inventory	(19.6)	(8.9)
Other assets	(15.7)	(5.0)
Accounts payable and other accrued liabilities	(9.6)	(16.9)
Payable to customers	(36.5)	177.1
Payable to broker-dealers, clearing organizations and counterparties	123.8	(12.4)
Income taxes payable	(1.0)	3.0
Payables under repurchase agreements	87.6	—
Financial instruments sold, not yet purchased, at fair value	222.5	37.6
Net cash provided by operating activities	3.8	44.5
Cash flows from investing activities:
Cash paid for acquisitions, net	(7.8)	—
Purchase of property and equipment	(1.9)	(3.1)
Net cash used in investing activities	(9.7)	(3.1)
Cash flows from financing activities:
Net change in payable to lenders under loans	23.3	(20.5)
Payments related to earn-outs on acquisitions	(2.2)	(0.3)
Debt issuance costs	(0.1)	(0.3)
Exercise of stock options	1.9	1.2
Share repurchases	(4.7)	(7.2)
Income tax benefit on stock options and awards	0.4	—
Net cash provided by (used in) financing activities	18.6	(27.1)
Effect of exchange rates on cash and cash equivalents	(0.5)	(1.2)
Net increase in cash and cash equivalents	12.2	13.1
Cash and cash equivalents at beginning of period	231.3	156.1
Cash and cash equivalents at end of period	$243.5	$169.2
Supplemental disclosure of cash flow information:
Cash paid for interest	$5.0	$5.0
Income taxes paid, net of cash refunds	$7.6	$1.6
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$3.0	$—
Additional consideration payable related to acquisitions, net	$1.7	$0.3
Acquisition of business:
Assets acquired	1,011.4	—
Liabilities assumed	(995.1)	—
Total net assets acquired	$16.3	$—
Deferred consideration payable related to acquisitions	$5.0	$—
Escrow deposits related to acquisitions	$5.0	$—
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of September 30, 2014	$0.2	$(17.5)	$229.6	$144.7	$(11.6)	$345.4
Net income				22.4		22.4
Other comprehensive loss					2.3	2.3
Exercise of stock options			2.3			2.3
Share-based compensation			1.8			1.8
Repurchase of stock		(4.5)	(0.2)			(4.7)
Balances as of March 31, 2015	$0.2	$(22.0)	$233.5	$167.1	$(9.3)	$369.5
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – Basis of Presentation and Consolidation and Recently Issued Accounting Standards
INTL FCStone Inc., a Delaware corporation, and its consolidated subsidiaries (collectively “INTL” or “the Company”), form a diversified, global financial services organization providing financial products and advisory and execution services to help clients access market liquidity, maximize profits and manage risk. The Company’s services include comprehensive risk management advisory services for commercial customers; execution of listed futures and options on futures contracts on all major commodity exchanges; structured over-the-counter (“OTC”) products in a wide range of commodities; physical trading and hedging of precious metals and select other commodities; trading of more than 150 foreign currencies; market-making in international equities; fixed income; debt origination and asset management.
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
Recent Accounting Pronouncements
In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Additionally, for repurchase financing arrangements, the amendments of this ASU require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. For public entities, the ASU is effective for the first interim or annual period beginning after December 15, 2014. Earlier application is not permitted. The Company adopted this guidance starting with the second quarter of fiscal year 2015. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern: Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued. This ASU also requires management to disclose certain information depending on the results of the going concern evaluation. The provisions of this ASU are effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early adoption is permitted. This amendment is applicable to the Company for the fiscal year ended September 30, 2017. The adoption of this standard is not expected to have a material impact on the condensed consolidated financial statements.
In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from U.S. GAAP the concept of extraordinary items.  The ASU retains and expands the existing presentation and disclosure guidance for items that are unusual in nature or occur infrequently to also include items that are both unusual in nature and infrequently occurring. The provisions of this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Early adoption is permitted, provided that presentation applied to the beginning of the fiscal year of adoption.  This amendment is applicable to the Company beginning October 1, 2016. The adoption of this standard is not expected to have a material impact on the condensed consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest- Imputation of Interest (Subtopic 835-03) - Simplifying the Presentation of Debt Issuance Costs which requires unamortized debt issuance costs to be presented as a reduction of the corresponding debt liability rather than a separate asset. Amortization of the costs is reported as interest expense. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities should apply the new guidance retrospectively to all prior periods. The guidance is applicable to the Company beginning October 1, 2016. The adoption of this standard is not expected to have a material impact on the condensed consolidated financial statements.
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

The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except share amounts)	2015	2014	2015	2014
Numerator:
Income from continuing operations	$13.0	$7.7	$22.4	$10.1
Less: Allocation to participating securities	(0.3)	(0.2)	(0.5)	(0.3)
Income from continuing operations allocated to common stockholders	$12.7	$7.5	$21.9	$9.8
(Loss) income from discontinued operations	$—	$(0.2)	$—	$(0.1)
Less: Allocation to participating securities	—	—	—	—
(Loss) income from discontinued operations allocated to common stockholders	$—	$(0.2)	$—	$(0.1)
Diluted net income	$13.0	$7.5	$22.4	$10.0
Less: Allocation to participating securities	(0.3)	(0.2)	(0.5)	(0.3)
Diluted net income allocated to common stockholders	$12.7	$7.3	$21.9	$9.7
Denominator:
Weighted average number of:
Common shares outstanding	18,599,011	18,609,550	18,546,377	18,627,383
Dilutive potential common shares outstanding:
Share-based awards	358,769	345,578	196,656	646,770
Diluted weighted-average shares	18,957,780	18,955,128	18,743,033	19,274,153
The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the Accounting Standards Codification (“ASC”).
Options to purchase 999,125 and 1,332,197 shares of common stock for the three months ended March 31, 2015 and 2014, respectively, and options to purchase 1,275,944 and 1,132,782 shares of common stock for the six months ended March 31, 2015 and 2014, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.
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
Fair Value Hierarchy
The majority of financial assets and liabilities on the condensed consolidated balance sheets are reported at fair value. Cash is reported at the balance held at financial institutions. Cash equivalents includes money market funds, which are valued at period-end at the net asset value provided by the fund’s administrator, and certificates of deposit, which are stated at cost plus accrued interest, which approximates fair value. Cash, securities and other assets segregated under federal and other regulations include the value of cash collateral as well as the value of other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and commodities warehouse receipts. Deposits with and receivables from exchange-clearing organizations and broker-dealers, clearing organizations and counterparties and payable to customers and broker-dealers, clearing organizations and counterparties include the value of cash collateral as well as the value of money market funds and other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities. These balances also include the fair value of exchange-traded futures and options on futures and exchange-cleared swaps and options determined by prices on the applicable exchange. Financial instruments owned and sold, not yet purchased include the value of U.S. and foreign government obligations, corporate debt securities, derivative financial instruments, commodities and mutual funds. The fair value of exchange common stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. The carrying value of receivables from customers, net and notes receivable, net approximates fair value, given their short duration. Payables to lenders under loans carry variable rates of interest and thus approximate fair value. The fair value of the Company’s senior unsecured notes is estimated to be $47.8 million (carrying value of $45.5 million) as of March 31, 2015, based on the transaction prices at public exchanges for this issuance.
As part of the acquisition of G.X. Clarke & Co. (“G.X. Clarke”) (see Note 17), the Company acquired amounts receivable from and payable to broker-dealers, clearing organizations and counterparties in connection with U.S. Treasury obligations, U.S. Government agency obligations, and agency mortgage-backed obligations. Receivables from broker-dealers, clearing organizations and counterparties primarily include amounts receivable for securities sold but not yet delivered by the Company on settlement date (“fails-to-deliver”) and net receivables arising from unsettled trades. Payables to broker-dealers, clearing organizations and counterparties primarily include amounts payable for securities purchased, but not yet received by the Company on settlement date (“fails-to-receive”), net payables arising from unsettled trades and bonds loaned transactions. Due to their short-term nature, receivables from and payables to broker-dealers, clearing organizations and counterparties approximate fair value.
Also as part of the acquisition of G.X. Clarke (see Note 17), the Company acquired a significant amount of trading assets and liabilities. G.X. Clarke’s trading activities consists primarily of securities trading in connection with U.S. Treasury obligations, U.S. Government agency obligations, and agency mortgage-backed obligations. The acquired assets and liabilities, including derivatives, are recorded on a trade date basis at fair value.
The fair value estimates presented in the condensed consolidated financial statements are based on pertinent information available to management as of March 31, 2015 and September 30, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented in the condensed consolidated financial statements.
Cash equivalents, securities, commodities warehouse receipts, derivative financial instruments, commodities leases, exchange common stock and contingent liabilities are carried at fair value, on a recurring basis, and are classified and disclosed into three levels in the fair value hierarchy. The Company did not have any fair value adjustments for assets or liabilities measured at fair value on a non-recurring basis during the six months ended March 31, 2015. The three levels of the fair value hierarchy under the Fair Value Measurements and Disclosures Topic of the ASC are:
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

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of March 31, 2015 and September 30, 2014 by level in the fair value hierarchy. There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of March 31, 2015 and September 30, 2014.

	March 31, 2015
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificate of deposits	$2.6	$—	$—	$—	$2.6
Commodities warehouse receipts	16.8	—	—	—	16.8
U.S. government obligations	—	492.2	—	—	492.2
Securities and other assets segregated under federal and other regulations	16.8	492.2	—	—	509.0
Money market funds	251.7	—	—	—	251.7
U.S. government obligations	—	621.5	—	—	621.5
Derivatives	5,146.1	—	—	(5,010.6)	135.5
Deposits and receivables from exchange-clearing organizations	5,397.8	621.5	—	(5,010.6)	1,008.7
Foreign government obligations	—	1.2	—	—	1.2
Derivatives	399.5	1.1	—	(430.4)	(29.8)
Deposits and receivables from broker-dealers, clearing organizations and counterparties - derivatives	399.5	2.3	—	(430.4)	(28.6)
Common and preferred stock and American Depositary Receipts (“ADRs”)	98.2	10.0	0.5	—	108.7
Exchangeable foreign ordinary equities and ADRs	8.1	—	—	—	8.1
Corporate and municipal bonds	8.3	3.1	3.6	—	15.0
U.S. government obligations	—	458.9	—	—	458.9
Foreign government obligations	—	10.4	—	—	10.4
Derivatives	322.7	1,988.1	—	(2,258.7)	52.1
Commodities leases	—	82.8	—	(81.2)	1.6
Exchange firm common stock	5.7	—	—	—	5.7
Mutual funds and other	2.4	—	—	—	2.4
Mortgage-backed securities	—	554.2	—	—	554.2
Financial instruments owned	445.4	3,107.5	4.1	(2,339.9)	1,217.1
Total assets at fair value	$6,262.1	$4,223.5	$4.1	$(7,780.9)	$2,708.8
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$3.1	$—	$3.1
Payable to broker-dealers, clearing organizations and counterparties - derivatives	5,294.9	2.6	—	(5,296.0)	1.5
Common and preferred stock and ADRs	108.8	1.2	—	—	110.0
Exchangeable foreign ordinary equities and ADRs	10.8	—	—	—	10.8
U.S. government obligations	—	327.3	—	—	327.3
Mortgage-backed securities	—	0.5	—	—	0.5
Derivatives	311.9	2,006.4	—	(2,236.3)	82.0
Commodities leases	—	92.4	—	(9.7)	82.7
Financial instruments sold, not yet purchased	431.5	2,427.8	—	(2,246.0)	613.3
Total liabilities at fair value	$5,726.4	$2,430.4	$3.1	$(7,542.0)	$617.9

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

	September 30, 2014
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificates of deposits	$1.5	$—	$—	$—	$1.5
Commodities warehouse receipts	14.8	—	—	—	14.8
U.S. government obligations	—	0.5	—	—	0.5
Securities and other assets segregated under federal and other regulations	14.8	0.5	—	—	15.3
Money market funds	826.8	—	—	—	826.8
U.S. government obligations	—	702.5	—	—	702.5
Derivatives	3,397.1	—	—	(3,671.0)	(273.9)
Deposits and receivables from exchange-clearing organizations	4,223.9	702.5	—	(3,671.0)	1,255.4
Deposits and receivables from broker-dealers, clearing organizations and counterparties - derivatives	549.0	—	—	(550.1)	(1.1)
Common and preferred stock and American Depositary Receipts (“ADRs”)	66.8	15.0	0.7	—	82.5
Exchangeable foreign ordinary equities and ADRs	27.2	—	—	—	27.2
Corporate and municipal bonds	7.1	9.0	3.6	—	19.7
U.S. government obligations	—	0.3	—	—	0.3
Foreign government obligations	—	10.7	—	—	10.7
Derivatives	332.4	2,328.3	—	(2,616.4)	44.3
Commodities leases	—	60.1	—	(58.0)	2.1
Commodities warehouse receipts	3.6	—	—	—	3.6
Exchange firm common stock	4.8	—	—	—	4.8
Mutual funds and other	2.7	—	—	—	2.7
Financial instruments owned	444.6	2,423.4	4.3	(2,674.4)	197.9
Total assets at fair value	$5,233.8	$3,126.4	$4.3	$(6,895.5)	$1,469.0
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$5.5	$—	$5.5
Payable to broker-dealers, clearing organizations and counterparties - derivatives	3,469.8	—	—	(3,469.8)	—
Common and preferred stock and ADRs	92.8	2.6	—	—	95.4
Exchangeable foreign ordinary equities and ADRs	5.8	—	—	—	5.8
Corporate and municipal bonds	2.8	—	—	—	2.8
Derivatives	327.0	2,257.7	—	(2,500.3)	84.4
Commodities leases	—	176.0	—	(100.4)	75.6
Financial instruments sold, not yet purchased	428.4	2,436.3	—	(2,600.7)	264.0
Total liabilities at fair value	$3,898.2	$2,436.3	$5.5	$(6,070.5)	$269.5

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
Realized and unrealized gains and losses are included in ‘trading gains, net’ in the condensed consolidated income statements.

Information on Level 3 Financial Assets and Liabilities
The Company’s financial assets at fair value classified in level 3 of the fair value hierarchy as of March 31, 2015 and September 30, 2014 are summarized below:

(in millions)	March 31, 2015	September 30, 2014
Total level 3 assets	$4.1	$4.3
Level 3 assets for which the Company bears economic exposure	$4.1	$4.3
Total assets	$4,462.6	$3,039.7
Total financial assets at fair value	$2,708.8	$1,469.0
Total level 3 assets as a percentage of total assets	0.1%	0.1%
Level 3 assets for which the Company bears economic exposure as a percentage of total assets	0.1%	0.1%
Total level 3 assets as a percentage of total financial assets at fair value	0.2%	0.3%
The following tables set forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the three months ended March 31, 2015 and 2014, including a summary of unrealized gains (losses) during the respective periods on the Company’s level 3 financial assets and liabilities still held as of March 31, 2015.

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended March 31, 2015
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.6	$—	$(0.1)	$—	$—	$—	$0.5
Corporate and municipal bonds	3.5	—	0.1	—	—	—	3.6
	$4.1	$—	$—	$—	$—	$—	$4.1
Liabilities:
Contingent liabilities	$2.2	$—	$0.1	$1.5	$(0.7)	$—	$3.1

	Level 3 Financial Assets and Financial Liabilities For the Six Months Ended March 31, 2015
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.7	$—	$(0.2)	$—	$—	$—	$0.5
Corporate and municipal bonds	3.6	—	—	—	—	—	3.6
	$4.3	$—	$(0.2)	$—	$—	$—	$4.1
Liabilities:
Contingent liabilities	$5.5	$—	$0.2	$1.5	$(4.1)	$—	$3.1

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended March 31, 2014
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.7	$—	$—	$—	$—	$—	$0.7
Corporate and municipal bonds	3.4	—	—	—	—	—	3.4
	$4.1	$—	$—	$—	$—	$—	$4.1
Liabilities:
Contingent liabilities	$9.1	$—	$0.1	$—	$—	$—	$9.2

	Level 3 Financial Assets and Financial Liabilities For the Six Months Ended March 31, 2014
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.7	$—	$—	$—	$—	$—	$0.7
Corporate and municipal bonds	3.5	—	(0.1)	—	—	—	3.4
	$4.2	$—	$(0.1)	$—	$—	$—	$4.1
Liabilities:
Contingent liabilities	$9.6	$—	$0.3	$—	$(0.7)	$—	$9.2
In accordance with the Fair Value Measurements Topic of the ASC, the Company has estimated on a recurring basis each period the fair value of debentures issued by a single asset owning company of Suriwongse Hotel located in Chiang Mai, Thailand. As of March 31, 2015, the Company’s investment in the hotel is $3.6 million, and included within the corporate and municipal bonds classification in the level 3 financial assets and financial liabilities tables. The Company has classified its investment in the hotel within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. These cash flows are discounted employing present value techniques. The Company estimates the fair value of its investment in these debentures by using a management-developed forecast, which is based on the income approach. There has been no significant change in the fair value of the debentures, and no additional loss has been recognized during the three months ended March 31, 2015 and 2014.
The Company is required to make additional future cash payments based on certain financial performance measures of its acquired businesses. During the six months ended March 31, 2015, the Company paid $3.4 million, related to the final balance of contingent liability for the Hencorp acquisition. The Company is required to remeasure the fair value of the cash earnout arrangements on a recurring basis in accordance with the guidance in the Business Combinations Topic of the ASC. The Company has classified its liabilities for the contingent earnout arrangements within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. The estimated fair value of the contingent purchase consideration is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted employing present value techniques in arriving at fair value. The discount rate was developed using market participant company data and there have been no significant changes in the discount rate environment. From the dates of acquisition to March 31, 2015, certain acquisitions have had changes in the estimates of undiscounted cash flows, based on actual performances fluctuating from estimates. The fair value of the contingent consideration increased $0.1 million during the three months ended March 31, 2015 and 2014, respectively, and increased $0.2 million and $0.3 million during the six months ended March 31, 2015 and 2014, respectively, with the corresponding amount classified as ‘other expense’ in the condensed consolidated income statements.
The Company reports transfers in and out of levels 1, 2 and 3, as applicable, using the fair value of the securities as of the beginning of the reporting period in which the transfer occurred. The Company did not have any transfers between level 1 and level 2 fair value measurements during the three and six months ended March 31, 2015.
The Company has also classified equity investments in exchange firms’ common stock not pledged for clearing purposes as available-for-sale. The investments are recorded at fair value, with unrealized gains and losses recorded, net of taxes, as a component of other comprehensive income (“OCI”) until realized. As of March 31, 2015, the cost and fair value of all the equity investments in exchange firms was $3.7 million and $5.7 million, respectively. As of September 30, 2014, the cost and fair value of the equity investments in exchange firms was $3.7 million and $4.8 million, respectively.
The Company recorded unrealized gains of $4.1 million, net of income tax expense of $2.5 million as of March 31, 2015, and unrealized gains of $0.7 million, net of income tax expense of $0.4 million as of September 30, 2014, in OCI related to U.S. government obligations, mortgage-backed securities and the remaining equity investments in exchange firms classified as available-for-sale securities.

The following tables summarize the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses of the Company’s investment securities classified as available-for-sale as of March 31, 2015 and September 30, 2014:

March 31, 2015
Amounts included in deposits with and receivables from exchange-clearing organizations and securities segregated:
	Amortized Cost	Unrealized Holding		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$1,076.7	$4.5	$—	$1,081.2

September 30, 2014
Amounts included in deposits with and receivables from exchange-clearing organizations:
	Amortized Cost	Unrealized Holding(1)		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$666.8	$—	$—	$666.8
(1) Unrealized gain/loss on U.S. government obligations as of September 30, 2014, was less than $0.1 million.
As of March 31, 2015 and September 30, 2014, investments in debt securities classified as available-for-sale (“AFS”) mature as follows:

March 31, 2015
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$398.5	$682.7	$1,081.2

September 30, 2014
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$287.6	$379.2	$666.8
There were no sales of AFS securities during the three months ended March 31, 2015 and 2014, and as a result, no realized gains or losses were recorded for the three months ended March 31, 2015 and 2014.
For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of March 31, 2015 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to March 31, 2015. The total of $613.3 million as of March 31, 2015 includes $82.0 million for derivative contracts, which represents a liability to the Company based on their fair values as of March 31, 2015.
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
The Company employs an interest rate risk management strategy that uses derivative financial instruments in the form of interest rate swaps to manage a portion of the aggregate interest rate position. The Company’s objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap the resulting variable interest earnings into the medium-term interest stream. The risk mitigation of these interest rate swaps is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC, and as a result they are recorded at fair value, with changes in the marked-to-market valuation of the financial instruments recorded within 'trading gains, net' in the consolidated income statements. At March 31, 2015, the Company had $100.0 million in notional principal of interest rate swaps outstanding with a weighted-average life of 34 months.
Listed below are the fair values of the Company’s derivative assets and liabilities as of March 31, 2015 and September 30, 2014. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	March 31, 2015		September 30, 2014
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$4,985.2	$4,709.6	$3,777.7	$3,255.4
OTC commodity derivatives	2,252.0	2,227.7	1,852.3	1,842.9
Exchange-traded foreign exchange derivatives	30.3	27.7	93.5	90.2
OTC foreign exchange derivatives	456.3	492.6	808.0	741.8
Exchange-traded interest rate derivatives	102.8	141.6	13.4	10.2
Equity index derivatives	28.9	14.0	61.9	114.0
Gross fair value of derivative contracts	7,855.5	7,613.2	6,606.8	6,054.5
Impact of netting and collateral	(7,698.6)	(7,531.2)	(6,837.5)	(5,970.1)
Total fair value included in ‘Deposits and receivables from exchange-clearing organizations’	$135.5		$(273.9)
Total fair value included in ‘Deposits and receivables from broker-dealers, clearing organizations and counterparties’	$(29.8)		$(1.1)
Total fair value included in ‘Financial instruments owned, at fair value’	$51.2		$44.3
Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$82.0		$84.4

(1)	As of March 31, 2015 and September 30, 2014, the Company’s derivative contract volume for open positions were approximately 4.4 million and 4.5 million contracts, respectively.
The Company’s derivative contracts are principally held in its Commercial Hedging and Clearing and Execution Services segments. The Company assists its Commercial Hedging segment customers in protecting the value of their future production by entering into option or forward agreements with them on an OTC basis. The Company also provides its Commercial Hedging segment customers with sophisticated option products, including combinations of buying and selling puts and calls. The Company mitigates its risk by offsetting the customer’s transaction simultaneously with one of the Company’s trading counterparties or with a similar but not identical position on the exchange. The risk mitigation of these offsetting trades is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC. These derivative contracts are traded along with cash transactions because of the integrated nature of the markets for these products. The Company manages the risks associated with derivatives on an aggregate basis along with the risks associated with its proprietary trading and market-making activities in cash instruments as part of its firm-wide risk management policies. In particular, the risks related to derivative positions may be partially offset by inventory, unrealized gains in inventory or cash collateral paid or received.
Also as part of the acquisition of G.X. Clarke (see Note 17), the Company acquired derivative instruments, which consist of futures, mortgage-backed “to be announced” (TBA) securities and forward settling transactions, that are used to manage risk exposures in the newly acquired subsidiary’s trading inventory. The fair value on these transactions are recorded in receivables or payables to broker-dealers, clearing organizations and counterparties. Realized and unrealized gains and losses on securities and derivative transactions are reflected in ‘trading gains, net’.

The Company enters into TBA securities transactions for the sole purpose of managing risk associated with the purchase of mortgage pass-through securities. TBA securities are included within payables to broker-dealers, clearing organizations and counterparties. Forward settling securities represent non-regular way securities and are included in financial instruments owned and sold. As of March 31, 2015, these transactions are summarized as follows:

	Gain / (Loss)	Notional Amounts
Unrealized gain on TBA securities purchased within payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$0.9	$276.3
Unrealized loss on TBA securities purchased within payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$(0.2)	$153.6
Unrealized gain on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$0.2	$(217.4)
Unrealized loss on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$(2.4)	$(608.3)
Unrealized gain on forward settling securities purchased within financial instruments owned and related notional amounts	$0.3	$206.6
Unrealized gain on forward settling securities sold within financial instruments owned and related notional amounts	$0.6	$(254.7)
(1) The notional amounts of these instruments reflect the extent of the Company's involvement in TBA securities and do not represent risk of loss due to counterparty non-performance.
The following table sets forth the Company’s gains (losses) related to derivative financial instruments for the three months ended March 31, 2015 and 2014, in accordance with the Derivatives and Hedging Topic of the ASC. The gains set forth below are included in ‘trading gains, net’ and ‘income (loss) from discontinued operations, net of tax’ in the condensed consolidated income statements.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2015	2014	2015	2014
Commodities	$21.2	$21.9	$46.4	$30.6
Foreign exchange	1.7	2.7	3.9	4.8
Interest rate	0.1	—	0.1	—
TBA and forward settling securities	2.5	—	2.5	—
Net gains from derivative contracts	$25.5	$24.6	$52.9	$35.4
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
The majority of the Company’s transactions and, consequently, the concentration of its credit exposure are with commodity exchanges, customers, broker-dealers and other financial institutions. These activities primarily involve collateralized and uncollateralized arrangements and may result in credit exposure in the event that a counterparty fails to meet its contractual obligations. The Company’s exposure to credit risk can be directly impacted by volatile financial markets, which may impair the ability of counterparties to satisfy their contractual obligations. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit and/or position limits based upon a review of the counterparties’ financial condition and credit ratings. The Company monitors collateral levels on a daily basis for compliance with regulatory and internal guidelines and requests changes in collateral levels as appropriate.
The Company is a party to financial instruments in the normal course of its business through customer and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis.

Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held as of March 31, 2015 and September 30, 2014 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting or customer agreements which reduce the exposure to the Company.
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
Note 5 – Receivables From Customers, Net and Notes Receivable, Net
Receivables from customers, net and notes receivable, net include an allowance for bad debts, which reflects the Company’s best estimate of probable losses inherent in the receivables from customers and notes receivable. The Company provides for an allowance for doubtful accounts based on a specific-identification basis. The Company continually reviews its allowance for bad debts. The allowance for doubtful accounts related to receivables from customers was $7.2 million as of March 31, 2015 and $5.7 million as of September 30, 2014. The allowance for doubtful accounts related to notes receivable was $1.0 million as of March 31, 2015 and $0.1 million as of September 30, 2014.
During the three months ended March 31, 2015, the Company recorded bad debt expense of $2.8 million, including provision increases of $2.6 million and direct write-offs of $0.3 million, net of recoveries of $0.1 million. The provision increases are primarily related to LME customer deficits and notes receivable related to loans pertaining to a former acquisition.
The Company originates short-term notes receivable from customers with the outstanding balances being insured 90% to 98% by a third party, including accrued interest. The total balance outstanding under insured notes receivable was $40.4 million and $33.8 million as of March 31, 2015 and September 30, 2014, respectively. The Company has sold $30.6 million and $25.8 million of the insured portion of the notes through non-recourse participation agreements with other third parties as of March 31, 2015 and September 30, 2014, respectively.
See discussion of notes receivable related to commodity repurchase agreements in Note 10.
Note 6 – Physical Commodities Inventory
Physical commodities inventories are stated at the lower of cost or market (“LCM”) using the weighted-average price and first-in first-out cost method. Cost includes finished commodity or raw material and processing costs related to the purchase and processing of inventories. The carrying values of the Company’s inventory, which consist of all finished commodities inventory, are $59.6 million and $40.0 million as of March 31, 2015 and September 30, 2014, respectively.
As a result of the declining market prices of certain commodities, the Company has recorded LCM adjustments for physical commodities inventory of $0.4 million and $1.0 million as of March 31, 2015 and September 30, 2014, respectively. The adjustments are included in ‘cost of sales of physical commodities’ in the condensed consolidated income statements.
Note 7 – Goodwill
The carrying value of goodwill is allocated to the Company’s operating segment as follows:

(in millions)	March 31, 2015	September 30, 2014
Commercial Hedging	$30.7	$30.7
Global Payments	6.3	6.3
Physical Commodities	2.4	2.4
Securities	8.1	8.1
Goodwill	$47.5	$47.5

Note 8 – Intangible Assets
During the six months ended March 31, 2015, the Company recorded additional intangible assets of $3.0 million as part of the
G.X. Clarke acquisition. See Note 17 - Acquisitions for additional discussion.
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows:

	March 31, 2015			September 30, 2014
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Software programs/platforms	$3.7	$(2.1)	$1.6	$2.2	$(1.9)	$0.3
Customer base	14.4	(4.4)	10.0	12.9	(3.8)	9.1
	18.1	(6.5)	11.6	15.1	(5.7)	9.4
Intangible assets not subject to amortization
Trade name	1.1	—	1.1	1.1	—	1.1
Total intangible assets	$19.2	$(6.5)	$12.7	$16.2	$(5.7)	$10.5
Amortization expense related to intangible assets was $0.8 million and $0.6 million for the six months ended March 31, 2015 and 2014, respectively.
As of March 31, 2015, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2015 (remaining six months)	$0.8
Fiscal 2016	1.5
Fiscal 2017	1.5
Fiscal 2018	1.3
Fiscal 2019 and thereafter	6.5
$11.6
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

•
$30.0 million facility available to the Company’s wholly owned subsidiary, FCStone Merchant Services, LLC, for financing traditional commodity financing arrangements and commodity repurchase agreements. The facility is subject to annual review and is guaranteed by INTL FCStone Inc. On April 21, 2015, the committed amount of the facility was increased to $40.0 million.

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
The following table sets forth a listing of credit facilities, the committed amounts as of March 31, 2015 on the facilities, and outstanding borrowings on the facilities as well as indebtedness on senior notes as of March 31, 2015 and September 30, 2014:

(in millions)
Credit Facilities				Amounts Outstanding
Borrower	Security	Renewal / Expiration Date	Total Commitment	March 31, 2015	September 30, 2014
INTL FCStone Inc.	Pledged shares of certain subsidiaries	September 20, 2016	$140.0	$25.0	$15.0
FCStone, LLC	None	April 7, 2016	75.0	—	—
FCStone Merchants	Certain commodities assets	May 1, 2016	30.0	20.8	7.5
INTL FCStone, Ltd.	None	November 5, 2015	25.0	—	—
			$270.0	$45.8	$22.5
Senior Unsecured Notes
8.50% senior notes, due July 30, 2020				45.5	45.5
Total indebtedness				$91.3	$68.0
Including the April 21, 2015 commitment increase discussed above, $140 million of the Company’s committed credit facilities are scheduled to expire within twelve months of this filing. The Company intends to renew or replace these facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
On May 5, 2015, the Company entered into a secured, uncommitted loan facility, under which the Company’s wholly owned subsidiary, FCStone, LLC may borrow up to $50.0 million, collateralized by commodity warehouse receipts, to facilitate U.S. commodity exchange deliveries of its customers, subject to certain terms and conditions of the credit agreement.
The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with these covenants could result in the debt becoming payable on demand. As of March 31, 2015, the Company was in compliance with all of its financial covenants under its credit facilities.
Note 10 – Commodity and Other Repurchase Agreements and Collateralized Transactions
The Company’s outstanding notes receivable in connection with sale/repurchase agreements, under which customers sell certain commodity inventory and agree to repurchase the commodity inventory at a future date at either a fixed or floating rate, as of March 31, 2015 and September 30, 2014 were $30.4 million and $20.6 million, respectively.
The obligations outstanding related to commodities sold under repurchase agreements that are recorded in ‘lenders under loans’ as of March 31, 2015 and September 30, 2014 were $20.8 million and $7.5 million, respectively.
As part of the acquisition of G.X. Clarke (see Note 17), the Company now enters into securities purchased under agreements to resell and payables under repurchase agreements primarily to finance financial instruments, acquire securities to cover short positions or to acquire securities for settlement. These agreements are recorded at their contractual amounts plus accrued interest. The related interest is recorded in the condensed consolidated income statement as interest income or interest expense, as applicable. In connection with these agreements and transactions, it is the policy of the Company to receive or pledge cash or securities to adequately collateralize such agreements and transactions in accordance with general industry guidelines and practices. The value of the collateral is valued daily and the Company may require counterparties to deposit additional collateral or return collateral pledged, when appropriate. The carrying amounts of these agreements and transactions approximate fair value due to their short-term nature and the level of collateralization.

The Company pledges financial instruments owned to collateralize repurchase agreements. At March 31, 2015, on a settlement date basis, financial instruments owned of $183.4 million were pledged as collateral under repurchase agreements. The counterparty has the right to repledge the collateral in connection with these transactions. These financial instruments owned have been pledged as collateral and have been parenthetically disclosed on the condensed consolidated balance sheet.
In addition, as of March 31, 2015, the Company pledged settlement date financial instruments owned of $791.0 million and securities received under reverse repurchase agreements of $31.3 million to cover collateral for tri-party repurchase agreements. For these securities, the counterparty does not have the right to sell or repledge the collateral.
At March 31, 2015, the Company has accepted collateral that it is permitted by contract or custom to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements. The fair value of such collateral at March 31, 2015, was approximately $416.7 million of which $376.8 million was used to cover securities sold short which are recorded in financial instruments sold, not yet purchased on the condensed consolidated balance sheet. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased and to obtain financing in the form of repurchase agreements. At March 31, 2015, substantially all of the above collateral had been delivered against financial instruments sold, not yet purchased or repledged by the Company to obtain financing.
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
As of March 31, 2015 and September 30, 2014, the condensed consolidated balance sheets include loss contingency accruals recorded prior to these periods then ended, which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, and in addition to the possible losses discussed below, is not likely to be material to the Company’s earnings, financial position or liquidity.
The following is a summary of significant legal matters involving the Company.
Securities Litigation and Regulatory Proceedings
In January 2014, a purported class action was filed in the United States District Court for the Southern District of New York against the Company and certain of its officers and directors. The complaint alleged violations of federal securities laws, and claimed that the Company issued false and misleading information concerning the Company’s business and prospects. The action sought unspecified damages on behalf of persons who purchased the Company’s shares between February 17, 2010 and December 16, 2013. The lead plaintiff’s amended complaint was filed in June 2014. The Company’s motion to dismiss the complaint was filed in July 2014. At the court hearing on February 4, 2015, the Company’s motion was granted and the amended complaint was dismissed, however the lead plaintiff was given leave to amend its complaint. The lead plaintiff’s second amended complaint was filed on March 6, 2015, and it narrowed the purported class to persons who purchased Company’s shares between December 15, 2010 and December 16, 2013. On March 27, 2015, the Company filed a motion to dismiss the second amended complaint. The lead plaintiff’s memorandum in opposition was filed on April 13, 2015 and the Company’s reply in support of its motion to dismiss the second amended complaint was filed on April 27, 2015.

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
On February 10, 2015, based on a new theory, the trustee filed a motion for judgment against FCStone in the United States District Court, for the Northern District of Illinois, seeking to claw back the post-petition transfer of $14.5 million and to recover the funds held in reserve in the name of FCStone. FCStone filed its opposition brief and an associated motion for judgment on March 17, 2015. The Company has determined that losses related to this matter are neither probable nor reasonably possible. The Company believes the case is without merit and intends to defend itself vigorously.
Contractual Commitments
Contingent Liabilities - Acquisitions
Under the terms of the purchase agreements related to the acquisitions listed below, the Company has obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The contingent liability for these estimated additional purchase price considerations of $3.1 million and $5.5 million are included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets as of March 31, 2015 and September 30, 2014. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings. The change in fair value during the six months ended March 31, 2015 and 2014 were increases of $0.2 million and $0.3 million, respectively, and are included in ‘other’ in the condensed consolidated income statements.
The Company has a contingent liability relating to the December 2012 acquisition of the accounts of Tradewire Securities, LLC, which may result in the payment of additional purchase price consideration. The contingent liability recorded represents the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings during three annual periods and a six month period, after the third annual period, following the closing of the acquisition, for a total of four payments, with a discount rate being applied to those future payments. The present value of the estimated total purchase price, including contingent consideration, is $3.6 million as of March 31, 2015, of which $1.6 million remains outstanding and is included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheet.
The Company previously recorded a contingent liability relating to the April 2014 acquisition of Forward Insight Commodities LLC for additional purchase price consideration. The contingent liability recorded represented the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings during the twelve-month period following the closing of the acquisition. The final purchase price totaled $0.4 million, of which less than $0.1 million remains outstanding as of March 31, 2015, and is included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheet.

The Company has a contingent liability relating to the January 2015 acquisition of G.X. Clarke, which may result in the payment of additional purchase price consideration. The contingent consideration, which in no event shall exceed $1.5 million, is expected to be paid in two payments. See additional discussion of the acquisition and contingent consideration in Note 17 - Acquisitions. The estimated total purchase price, including contingent consideration, is $28.9 million as of March 31, 2015, of which $1.5 million remains outstanding and is included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheet.
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
Self-Insurance
On January 1, 2014, the Company entered into a program to self-insure its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. Liabilities are recognized based on claims filed and an estimate of claims incurred but not reported. The Company has purchased stop-loss coverage to limit its exposure on a per claim basis and in aggregate in the event that aggregated actual claims would exceed 120% of actuarially estimated claims. The Company is insured for covered costs in excess of these limits. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s condensed consolidated financial position or results of operations. As of March 31, 2015, the Company had $0.7 million accrued for self-insured medical and dental claims included in ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.

Note 12 – Capital and Other Regulatory Requirements
The Company’s activities are subject to significant governmental regulation, both in the United States and overseas. The subsidiaries of the Company were in compliance with all of their regulatory requirements as of March 31, 2015, as follows:

(in millions)			As of March 31, 2015
Subsidiary	Regulatory Authority	Requirement Type	Actual	Minimum Requirement
FCStone, LLC	CFTC	Net capital	$126.3	$64.1
FCStone, LLC	CFTC	Segregated funds	$1,781.5	$1,734.2
FCStone, LLC	CFTC	Secured funds	$62.3	$44.0
INTL FCStone Ltd	FCA (United Kingdom)	Net capital	$98.0	$57.3
INTL FCStone Ltd	FCA (United Kingdom)	Segregated funds	$87.0	$87.0
INTL FCStone Securities Inc.	SEC	Net capital	$5.0	$1.0
FCC Investments, Inc.	SEC	Net capital	$0.3	$0.3
INTL FCStone Partners L.P.	SEC	Liquid capital	$25.9	$9.4
FCStone Australia	Australian Securities and Investment Commission	Net capital	$1.5	$0.8
FCStone Australia	Australian Securities and Investment Commission	Segregated funds	$17.9	$11.9
FCStone Australia	New Zealand Clearing Ltd	Capital adequacy	$11.5	$3.8
INTL FCStone DTVM Ltda.	Brazilian Central Bank and Securities and Exchange Commission of Brazil	Capital adequacy	$2.6	$0.5
Gainvest S.A. Sociedad Gerente de FCI	Comision Nacional de Valores	Capital adequacy	$5.1	$0.2
Gainvest S.A. Sociedad Gerente de FCI	Comision Nacional de Valores	Net capital	$0.3	$0.1
INTL Capital S.A.	General Inspector of Justice (Argentina)	Net capital	$10.1	$8.0
INTL CIBSA S.A.	Comision Nacional de Valores	Capital adequacy	$4.3	$1.7
INTL CIBSA S.A	Comision Nacional de Valores	Net capital	$5.5	$0.8
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of March 31, 2015, these subsidiaries were in compliance with their local capital adequacy requirements.
Note 13 – Share-Based Compensation
Share-based compensation expense is included in ‘compensation and benefits’ in the condensed consolidated income statements and totaled $0.9 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively, and $1.8 million and $2.2 million for the six months ended March 31, 2015 and 2014, respectively.
Stock Option Plan
The Company sponsors a stock option plan for its directors, officers and employees. The 2013 Stock Option Plan, which was approved by the Company’s Board of Directors and shareholders, authorizes the Company to issue stock options covering up to 1.0 million shares of the Company’s common stock. As of March 31, 2015, there were 0.8 million shares available for future grant under this plan. Awards that expire or are forfeit generally become available for issuance again under the plan. The Company settles stock option exercises with newly issued shares of common stock.
Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

Six Months Ended March 31, 2015
Expected stock price volatility	34%
Expected dividend yield	—%
Risk free interest rate	0.80%
Average expected life (in years)	2.88
Expected stock price volatility rates are based primarily on the historical volatility. The Company has not paid dividends in the past and does not currently expect to do so in the future. Risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option award. The average expected life represents the estimated period of time that options or awards granted are expected to be outstanding, based on the Company’s historical share option exercise experience for similar option grants. The weighted average fair value of options issued during the six months ended March 31, 2015 was $4.31.
The following is a summary of stock option activity for the six months ended March 31, 2015:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2014	913,500	1,578,056	$25.38	$11.58	4.16	$1.9
Granted	(91,000)	91,000	$20.54	$4.31
Exercised		(281,095)	$11.06	$5.84
Forfeited	—	(5,333)	$19.59	$5.27
Expired	—	(45,359)	$27.92	$12.08
Balances as of March 31, 2015	822,500	1,337,269	$28.00	$12.31	4.53	$7.0
Exercisable as of March 31, 2015		390,636	$36.17	$13.32	1.37	$2.1
The total compensation cost not yet recognized for non-vested awards of $7.4 million as of March 31, 2015 has a weighted-average period of 4.85 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. The total intrinsic value of options exercised during the six months ended March 31, 2015 and 2014 was $3.0 million and $1.7 million, respectively.
Restricted Stock Plan
The Company sponsors a restricted stock plan for its directors, officers and employees. As of March 31, 2015, 1.0 million shares were authorized for future grant under the 2012 Restricted Stock Plan. Awards that are forfeit generally become available for issuance again under the plan. The Company utilizes newly issued shares of common stock to make restricted stock grants.
The following is a summary of restricted stock activity for the six months ended March 31, 2015:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2014	1,096,325	229,851	$20.03	1.79	$4.0
Granted	(104,964)	104,964	$19.20
Vested		(93,467)	$21.73
Forfeited	328	(328)	$18.12
Balances as of March 31, 2015	991,689	241,020	$19.01	2.41	$7.2
The total compensation cost not yet recognized of $3.6 million as of March 31, 2015 has a weighted-average period of 2.41 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.

Note 14 – Other Expenses
Other expenses for the three months ended March 31, 2015 and 2014 consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2015	2014	2015	2014
Contingent consideration, net	$—	$0.1	$0.2	$0.3
Insurance	0.4	0.4	0.9	0.8
Advertising, meetings and conferences	0.7	1.3	1.3	1.8
Non-trading hardware and software maintenance and software licensing	1.1	0.8	2.3	1.5
Office supplies and printing	0.3	0.3	0.6	0.5
Other clearing related expenses	0.3	0.2	0.6	0.6
Other non-income taxes	0.9	0.9	1.9	2.0
Other	1.8	1.3	3.1	2.5
Total other expenses	$5.5	$5.3	$10.9	$10.0
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
The following table summarizes the changes in accumulated other comprehensive income (loss) for the six months ended March 31, 2015.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Unrealized Gain or Loss on Available-for-Sale Securities		Accumulated Other Comprehensive Loss
Balances as of September 30, 2014	$(8.7)	$(3.5)	$0.6		$(11.6)
Other comprehensive income (loss), net of tax before reclassifications	(1.1)	—	3.4		2.3
Amounts reclassified from AOCI, net of tax	—	—	—	(1)	—
Net current period other comprehensive income (loss), net of tax	(1.1)	—	3.4		2.3
Balances as of March 31, 2015	$(9.8)	$(3.5)	$4.0		$(9.3)

(1) Amounts reclassified from OCI for the six months ended March 31, 2015 were less than $0.1 million.
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
The valuation allowance for deferred tax assets as of March 31, 2015 and September 30, 2014 was $2.8 million. The valuation allowances as of March 31, 2015 and September 30, 2014 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company incurred U.S. federal, state, and local taxable losses for the fiscal years ended September 30, 2014, 2013, and 2012 of $17.3 million, $24.5 million, and $21.9 million, respectively. There are no significant differences between actual levels of past taxable income and the results of operations, before income taxes in these jurisdictions. When evaluating if U.S. federal, state, and local deferred tax assets are realizable, the Company considered deferred tax liabilities of $3.9 million that are scheduled to reverse from 2015 to 2019 and $1.3 million of deferred tax liabilities associated with unrealized gains in securities which the Company could sell, if necessary. Furthermore, the Company considered its ability to implement business and tax planning strategies that would allow the remaining U.S. federal, state, and local deferred tax assets, net of valuation allowances, to be realized within approximately 8 years. Based on the tax planning strategies that are prudent and feasible, management believes that it is more likely than not that the Company will realize the tax benefit of the deferred tax assets, net of the existing valuation allowance, in the future. However, the realization of deferred income taxes is dependent on future events, and changes in estimate in future periods could result in adjustments to the valuation allowance.
The income tax expense from continuing operations of $5.1 million and $2.6 million for the three months ended March 31, 2015 and 2014, and income tax expense from continuing operations of $9.3 million and $4.1 million for the six months ended March 31, 2015 and 2014, respectively, reflect estimated federal, foreign and state taxes.
For the three months ended March 31, 2015, the Company’s effective tax rate was 28% compared to 25% for the three months ended March 31, 2014. For the six months ended March 31, 2015 and 2014, the Company’s effective tax rate was 29%.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company has open tax years ranging from September 30, 2008 through September 30, 2014 with U.S. federal and state and local taxing authorities. In the U.K., the Company has open tax years ending September 30, 2013 to September 30, 2014. In Brazil, the Company has open tax years ranging from December 31, 2009 through December 31, 2014. In Argentina, the Company has open tax years ranging from December 31, 2007 to September 30, 2014. INTL FCStone Inc. settled a state examination in the three months ended December 31, 2014 with no material adjustments.
Note 17 – Acquisitions
G.X. Clarke & Co.
Effective January 1, 2015, the Company completed its acquisition of G.X. Clarke & Co., an SEC registered institutional dealer in fixed income securities. G.X. Clarke is based in New Jersey, transacts in U.S. treasuries, federal agency and mortgage-backed securities, and is a FINRA member with an institutional client base consisting of asset managers, commercial bank trust and investment departments, broker-dealers, and insurance companies. The purchase price payable by the Company is equal to G.X. Clarke's net tangible book value at closing of approximately $25.9 million plus a premium of $1.5 million, and up to an additional $1.5 million over the next three years, subject to the achievement of certain profitability thresholds. In conjunction with the acquisition, the name of G.X. Clarke has been changed to INTL FCStone Partners L.P.
The acquisition agreement includes the purchase of certain tangible assets and assumption of certain liabilities. For the acquisition, management has made an initial fair value estimate of the assets acquired and liabilities assumed as of January 1, 2015. The Company believes that due to the short-term nature of many of the tangible assets acquired and liabilities assumed, that their carrying values, as included in the historical financial statements of G.X. Clarke, approximates their fair values. The portion of the purchase price representing the initial premium paid of $1.5 million and contingent consideration of $1.5 million has been preliminarily allocated to goodwill and intangible assets. As the Company has not finalized its purchase accounting, the premium of $1.5 million and the contingent consideration of $1.5 million have been provisionally assigned to the customer base and software programs/platforms intangible assets, respectively (see Note 8). However, no useful life has been assigned and as a result, no amortization has been recorded during the three months ended March 31, 2015. All purchase accounting estimates are subject to revision until the Company finalizes its purchase accounting estimates with the assistance of a third-party valuation expert.
As part of the net cash paid, the Company and G.X. Clarke established two escrow accounts totaling $10.0 million, related to an Adjustment Escrow and Indemnity Escrow. The Adjustment Escrow, of $5.0 million, related to potential purchase price adjustment obligations was released, during three months ended March 31, 2015, upon determination of the final tangible book value of net assets of G.X. Clarke. The Indemnity Escrow, of $5.0 million, relates to potential claims made by the Company for indemnification in accordance with the terms of the acquisition agreement and is to be released immediately following the twenty-four month anniversary of the closing date of the acquisition. The remaining escrow balance is included in ‘other assets’ in the condensed consolidated balance sheet.
In addition, as part of the net cash paid for the acquisition, the Company has deferred payment of $5.0 million, in accordance with the terms of the acquisition agreement. The deferred payment shall be equal to $5.0 million less the aggregate net loss, if any, incurred for the twelve full fiscal quarters commencing after the closing date. The deferred payment amount shall be due and payable shortly after the twelfth full fiscal quarter commencing after the closing date. The deferred payment is included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheet.

As discussed above, the terms of the acquisition agreement include a contingent payment of an additional purchase price of up to $1.5 million, based on the performance of the acquired business. The contingent consideration, which in no event shall exceed $1.5 million, is expected to be paid in two payments. The first payment is expected to occur after the first four full fiscal quarters commencing after the closing date. This payment is estimated to be $0.5 million, if the acquired business generates at least $5.0 million in after-tax net income over the first four full fiscal quarters after the closing date. The second and final payment is expected to occur after the twelfth full fiscal quarter commencing after the closing date. This payment is estimated to be $1.0 million, if the acquired business has generated accumulated after-tax net income of greater than $30.0 million over the twelve full fiscal quarters commencing after the closing date. As the Company has not finalized its purchase accounting, the the contingent payment is not recorded as a liability in the condensed consolidated balance sheet as of March 31, 2015.
Per ASC 805-10-50-2 and S-X Rule 10-01(b)(4) pro forma results of operations for revenues, net income and net income per share are to be presented for the current year, up to the end of the current quarter and for the comparable period of the preceding year, as though the companies had been combined at the beginning of the period being reported on.
The following unaudited pro forma information presents a summary of the consolidated results of operations for the Company as if the acquisition had occurred on October 1, 2013. The unaudited pro forma consolidated results of operations are based on the Company’s historical financial statements and those of G.X. Clarke and do not necessarily indicate the results of operations that would have resulted had the acquisition actually been completed at the beginning of the applicable period presented. The pro forma results reflect the business combination accounting effects from the acquisition including adjusting for non-recurring interest expense on subordinated debt incurred by G.X. Clarke, acquisition related expenses incurred by the Company and G.X. Clarke, and income taxes of G.X. Clarke, which was treated as a partnership for U.S. federal income tax purposes prior to the acquisition. The unaudited pro forma consolidated results are not indicative of the results of operations in future periods.

Proforma Results of Operations:	Three Months Ended March 31, 2014
(in millions, except per share amounts)	INTL FCStone Inc.	G.X. Clarke & Co.	Combined
Operating revenues	$129.2	10.4	$139.6
Net income	$7.5	1.2	$8.7
Basic earnings per share	$0.39	0.07	$0.46
Diluted earnings per share	$0.39	0.07	$0.46

Proforma Results of Operations:	Six Months Ended March 31, 2015			Six Months Ended March 31, 2014
(in millions, except per share amounts)	INTL FCStone Inc.(1)	G.X. Clarke & Co.(2)	Combined	INTL FCStone Inc.	G.X. Clarke & Co.	Combined
Operating revenues	$294.0	8.7	$302.7	$242.1	22.9	$265.0
Net income	$22.4	0.7	$23.1	$10.0	3.9	$13.9
Basic earnings per share	$1.18	0.04	$1.22	$0.52	0.20	$0.72
Diluted earnings per share	$1.16	0.04	$1.20	$0.51	0.20	$0.71
(1) Includes the amounts of the acquired business from January 1, 2015. The amounts of revenues and earnings of the acquired business since the acquisition date included in the consolidated income statement for the three months ended March 31, 2015 include $10.5 million and $1.4 million, respectively.
(2) Consists of the amounts for G.X. Clarke for the three months ended December 31, 2014.
Note 18 – Discontinued Operations
Exit of Physical Base Metals Business
The Company completed its exit of the physical base metals business during the second fiscal quarter of 2014. Under existing accounting guidance, before the implementation of ASU 2014-08, the Company reclassified the physical base metals activities in the financial statements as discontinued operations for all periods presented. The physical base metals business was previously included in the Physical Commodities segment (see Note 19 – Segment Analysis). The Company continues to operate the portion of its base metals business related to non-physical assets, conducted primarily through the London Metals Exchange.

Summarized below are the components of the Company’s income (loss) from discontinued operations for the three and six months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2015	2014	2015	2014
Total revenues from discontinued operations	$—	$11.6	$—	$40.9
Total cost of sales of physical commodities from discontinued operations	—	11.4	—	40.2
Operating revenues	$—	$0.2	$—	$0.7

Loss from discontinued operations before income taxes	$—	$(0.2)	$—	$(0.1)
Income tax benefit	—	—	—	—
Loss from discontinued operations, net of tax	$—	$(0.2)	$—	$(0.1)
Note 19 – Segment Analysis
The Company reports its operating segments based on services provided to customers. The Company’s operating segments are arranged into reportable segments as follows:

•	Commercial Hedging includes Financial Agricultural (Ag’s) & Energy and LME metals,

•	Global Payments,

•	Securities includes Equity market-making, Debt Trading, Investment Banking, and Asset Management,

•	Physical Commodities includes physical precious metals and Physical Ag’s & Energy,

•	Clearing and Execution Services includes Clearing and Execution Services and FX Prime Brokerage.
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
Following the acquisition of G.X. Clarke, the Company acts as an institutional dealer in fixed income securities, including U.S. Treasuries, Federal Agency and Mortgage-Backed Securities to a client base including asset managers, commercial bank trust and investment departments, broker-dealers, and insurance companies.The Company provides a full range of corporate finance advisory services to its middle market clients, including capital market solutions and a wide array of advisory services across a broad spectrum of industries. The Company’s advisory services span mergers and acquisitions, liability management, restructuring opinions and valuations. The Company also originates, structures and places a wide array of debt instruments in the international and domestic capital markets. These instruments include complex asset-backed securities (primarily in Argentina), unsecured bond and loan issues, negotiable notes and other trade-related debt instruments used in cross-border trade finance. On occasion, the Company may invest its own capital in debt instruments before selling them. The Company also actively trades in a variety of international debt instruments and operates an asset management business in which it earns fees, commissions and other revenues for management of third party assets and investment gains or losses on its investments in funds and proprietary accounts managed either by its investment managers or by independent investment managers.
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

Information concerning operations in these segments of business is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2015	2014	2015	2014
Total revenues:
Commercial Hedging	$64.7	$63.8	$133.1	$109.4
Global Payments	18.4	12.8	33.6	26.4
Securities	36.1	17.2	53.3	38.6
Physical Commodities	14,291.9	8,328.8	27,788.6	16,129.8
Clearing and Execution Services	31.5	30.9	62.7	58.4
Corporate unallocated	(0.6)	(0.6)	(1.6)	(1.0)
Total	$14,442.0	$8,452.9	$28,069.7	$16,361.6
Operating revenues (loss):
Commercial Hedging	$64.7	$63.8	$133.1	$109.4
Global Payments	18.4	12.8	33.6	26.4
Securities	36.1	17.2	53.3	38.6
Physical Commodities	6.4	5.1	12.9	10.3
Clearing and Execution Services	31.5	30.9	62.7	58.4
Corporate unallocated	(0.6)	(0.6)	(1.6)	(1.0)
Total	$156.5	$129.2	$294.0	$242.1
Net operating revenues (loss):
Commercial Hedging	$53.7	$52.6	$110.7	$88.8
Global Payments	16.1	11.0	29.6	22.8
Securities	25.5	11.8	35.5	27.4
Physical Commodities	5.9	4.2	11.5	8.7
Clearing and Execution Services	9.2	8.4	18.7	15.5
Corporate unallocated	(2.5)	(2.1)	(4.9)	(3.9)
Total	$107.9	$85.9	$201.1	$159.3
Net contribution:
(Revenues less cost of sales, transaction-based clearing expenses, variable bonus compensation, introducing broker commissions and interest expense)
Commercial Hedging	$39.3	$38.3	$79.9	$65.1
Global Payments	12.8	8.6	23.6	17.8
Securities	19.6	8.9	26.2	20.8
Physical Commodities	4.5	3.6	8.9	7.2
Clearing and Execution Services	7.5	6.5	15.0	12.2
Total	$83.7	$65.9	$153.6	$123.1
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial Hedging	$21.7	$22.6	$46.6	$34.7
Global Payments	9.9	6.3	18.1	13.3
Securities	12.2	3.8	13.9	11.0
Physical Commodities	2.4	1.7	4.9	3.5
Clearing and Execution Services	2.9	2.1	6.5	3.4
Total	$49.1	$36.5	$90.0	$65.9
Reconciliation of segment income to income from continuing operations, before tax:
Segment income	$49.1	$36.5	$90.0	$65.9
Net costs not allocated to operating segments	31.0	26.2	58.3	51.7
Income from continuing operations, before tax	$18.1	$10.3	$31.7	$14.2

(continued)
(in millions)	As of March 31, 2015	As of September 30, 2014
Total assets:
Commercial Hedging	$1,328.4	$1,400.9
Global Payments	66.7	51.9
Securities	1,655.1	235.5
Physical Commodities	165.8	116.8
Clearing and Execution Services	1,149.8	1,136.2
Corporate unallocated	96.8	98.4
Total	$4,462.6	$3,039.7
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
Our leadership positions span markets such as commodity risk management advisory services; global payments; market-making in international equities and other securities; fixed income; physical trading and hedging of precious metals and select other commodities; execution of listed futures and options on futures contracts on all major commodity exchanges and foreign currency trading, among others. These businesses are supported by our global infrastructure of regulated operating subsidiaries, advanced technology platform and team of more than 1,100 employees. We currently maintain more than 20,000 accounts representing approximately 11,000 clients, located in more than 100 countries.
Our clients include producers, processors and end-users of nearly all widely traded physical commodities; commercial counterparties who are end-users of our products and services; governmental and non-governmental organizations; and commercial banks, broker-dealers, asset managers, institutional investors and major investment banks. We believe our clients value us for our focus on their needs, our expertise and flexibility, our global reach, our ability to provide access to hard-to-reach markets and opportunities, and our status as a well-capitalized and regulatory-compliant organization.
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
Our activities are divided into the following functional areas:

INTL FCStone Inc.

Commercial Hedging	Global Payments	Securities	Physical Commodities	Clearing and Execution Services (“CES”)
Components:	Component:	Components:	Components:	Components:
- Financial Ag’s & Energy	- Global Payments	- Equity market- making	- Precious metals	- Clearing and Execution Services
- LME metals		- Debt Trading	- Physical Ag’s & Energy	- FX Prime Brokerage
- Investment Banking
- Asset Management
Additional information on these functional areas can be found in Note 19 of the Condensed Consolidated Financial Statements.
Executive Summary
We experienced widespread growth in operating revenues and associated volumes during the second quarter of 2015, led by our Securities and Global Payments segments, which grew 110% and 44%, respectively versus the prior year. Physical Commodities also experienced double digit revenue growth, improving 25% while the CES segment recorded its best quarterly revenues since the third fiscal quarter of 2013. Commercial Hedging was relatively flat with 1% growth, however this was compared to strong performance in prior year quarter. This combined growth led to record operating revenues of $156.5 million in the second quarter of 2015.
Interest income on customer deposits remained constrained by historically low short term interest rates, however, interest income in our Commercial Hedging and CES segments increased $1.6 million over the prior year period as a result of a 12% increase in average customer segregated equity to $1.9 billion, and the continued implementation of our interest rate management program. In addition, overall interest income increased to $9.0 million, following the closing of our acquisition of G.X. Clarke & Co. (“G.X. Clarke”) , an institutional fixed income dealer, on January 1, 2015, which added $5.2 million in interest income in the second quarter of 2015.
The modest growth in our core Commercial Hedging operating revenues was primarily the result of an increase in interest income on customer deposits and an increase in exchange-traded revenues, particularly on the LME, both of which were partially offset by declines in our over-the-counter (“OTC”) business. The declines in OTC operating revenues were primarily a result of a decline in the energy and renewable fuels markets which had a strong performance in the prior year period.
The Securities segment more than doubled its operating revenues to a record $36.1 million in the second quarter, as a result of a 53% increase in equity market making volumes as well as the acquisition of G.X. Clarke which added an incremental $10.5 million in operating revenues in the second quarter. In addition, our Global Payments experienced record operating revenues as volumes grew 101% over the prior year, with the continued acquisition of commercial bank clients, however this volume has a lower dollar value per payment, which drove a 28% decline in the average revenue per payment.
In our CES segment, an increase in interest income as well as a 3% increase in foreign exchange prime brokerage volumes drove the improved performance versus the prior year. Exchange-traded revenues in this segment declined modestly as a 5% increase in volumes was more than offset by a decline in the average rate per contract driven by the overall business mix. Our Physical Commodity segment performance improved over the prior year primarily as a result of increased activity in precious metals, primarily in the Far Eastern markets.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 58% of total expenses in the second quarter of 2015 compared to 56% in the prior year, while non-variable expenses increased by 11% between the two periods, primarily as a result of the acquisition of

G.X. Clarke. and a $2.4 million increase in bad debt expense. Overall, net income from continuing operations increased 73% to $13.0 million in the second quarter primarily due to the overall increase in operating revenues.
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
Results of Operations
Set forth below is a discussion of the results of our operations, as viewed by management, for the three months ended March 31, 2015 and 2014.
Financial Information (Unaudited)

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2015	% Change	2014	2015	% Change	2014
Operating revenues	$156.5	21%	$129.2	$294.0	21%	$242.1
Transaction-based clearing expenses	31.8	15%	27.7	61.2	16%	52.9
Introducing broker commissions	12.3	(4)%	12.8	24.5	—%	24.4
Interest expense	4.5	61%	2.8	7.2	31%	5.5
Net operating revenues	107.9	26%	85.9	201.1	26%	159.3
Compensation and other expenses	89.8	19%	75.6	169.4	17%	145.1
Income from continuing operations, before tax	18.1	76%	10.3	31.7	123%	14.2
Income tax expense	5.1	96%	2.6	9.3	127%	4.1
Net income from continuing operations	13.0	69%	7.7	22.4	122%	10.1
Loss from discontinued operations, net of tax	—	(100)%	(0.2)	—	(100)%	(0.1)
Net income	$13.0	73%	$7.5	$22.4	124%	$10.0

Balance Sheet information:				March 31, 2015	% Change	March 31, 2014
Total assets				$4,462.6	48%	$3,015.1
Payables to lenders under loans				$45.8	13%	$40.5
Senior unsecured notes				$45.5	—%	$45.5
Stockholders’ equity				$369.5	9%	$337.9

The selected data table below reflects key operating metrics used by management in evaluating our product lines, for the periods indicated:

	Three Months Ended March 31,			Six Months Ended March 31,
	2015	% Change	2014	2015	% Change	2014
Volumes and Other Data:
Exchange-traded volume (contracts, 000’s)	26,182.7	5%	24,968.5	51,359.1	5%	48,843.1
OTC volume (contracts, 000’s)	448.8	30%	346.5	739.0	17%	631.9
Global payments (# of payments, 000’s)	88.7	101%	44.2	157.4	83%	85.8
Gold equivalent ounces traded (000’s)	38,145.1	90%	20,037.1	71,565.4	81%	39,597.7
Equity market-making (gross dollar volume, millions)	$26,927.2	53%	$17,647.9	$51,061.2	43%	$35,650.7
Foreign exchange prime brokerage volume (U.S. notional, millions)	$108,135.9	3%	$105,484.2	$224,037.6	22%	$183,898.0
Average assets under management (U.S. dollar, millions)	$562.5	9%	$516.0	$580.5	10%	$526.2
Average customer segregated equity (millions)	$1,894.2	12%	$1,698.6	$1,979.2	16%	$1,700.2
Operating Revenues
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Operating revenues increased 21% to a record $156.5 million in the second quarter compared to $129.2 million in the prior year. All segments of our business experienced operating revenue growth compared to the prior year, led by record operating revenues in our Securities and Global Payments segments, which increased $18.9 million and $5.6 million, respectively. Physical Commodities operating revenues increased $1.3 million, and Clearing and Execution Services (“CES”) added $0.6 million compared to the prior year. Commercial Hedging operating revenues were relatively flat, adding $0.9 million in operating revenues compared to the prior year period.
Operating revenues in our largest segment, Commercial Hedging, increased 1% in the second quarter to $64.7 million, as exchange-traded revenues increased $2.1 million, primarily driven by the LME metals business to $30.4 million in the second quarter. The increased customer volumes in these markets drove an overall 2% increase in exchange-traded volumes in the second quarter. This growth was partially offset by a 7% decline in OTC revenues, to $28.8 million, driven by lower energy and renewable fuels revenues, despite a 30% increase in OTC volumes during the second quarter, primarily as a result of a narrowing of spreads compared to favorable conditions in the prior year quarter.
Operating revenues in our Global Payments segment increased 44% in the second quarter to $18.4 million compared to the prior year, driven by a 101% increase in the number of global payments made, however spreads narrowed in this business due to a continuing increase in volume from financial institutions.
Operating revenues in our Securities segment increased 110% to $36.1 million in the second quarter compared to the prior year. Operating revenues increased as a result of strong growth in our equity market making business, driven by improved market conditions, as well as in debt trading following the closing of our acquisition of the institutional fixed income dealer, G.X. Clarke on January 1, 2015.
Our Physical Commodity segment operating revenues increased $1.3 million compared to the prior year period as a result of a 90% increase in the number of ounces traded in precious metals, as well as increased customer activity in the physical agricultural and energy commodity product line.
Operating revenues in our CES segment increased $0.6 million to $31.5 million the second quarter. Exchange-traded commission and clearing fee revenues decreased $0.5 million, despite a 5% increase in exchange-traded volumes driven by overall business mix. Increased market volatility drove a $0.5 million increase in operating revenues in the customer prime brokerage produce line, with customer volumes increasing 3% in the second quarter compared to the prior year.
Overall interest income increased $7.1 million to $9.0 million in the second quarter. Historically, our interest income has been driven by the average customer segregated equity in our Commercial Hedging and CES segments, as well as short term interest rates. Our acquisition of G.X. Clarke during the second quarter resulted in a significant change to our aggregate level of interest income, adding $5.2 million in interest income during the second quarter. Interest income in our Commercial Hedging and CES segments increased $1.6 million, primarily as a result of a 12% increase in the average customer segregated equity and the continued implementation of our interest rate management program, which includes the purchase of medium term U.S. Treasury notes and the utilization of interest rate swaps.

See Segment Information below for additional information on activity in each of the segments.
Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014
Our operating revenues for the current six months ended and the prior year were $294.0 million and $242.1 million, respectively. All segments of our business experienced operating revenue growth compared to the prior year, led by our Commercial Hedging and Securities segments which increased $23.7 million and $14.7 million, respectively. In addition, operating revenues in our Global Payments segment increased $7.2 million, while our CES and Physical Commodities segments increased $4.3 million and $2.6 million, respectively.
Operating revenues in our Commercial Hedging segment increased 22% in the current six months ended to $133.1 million, as OTC revenues increased $11.9 million to $58.7 million and exchange-traded revenues increased $9.7 million to $63.2 million in the current six months ended. OTC revenues increased as a result of a 17% increase in volumes while the average rate per contract increased compared to the prior year. Improved market conditions in the domestic agricultural markets as well as strong growth in our LME metals business, drove a 14% increase in exchange-traded volumes.
Operating revenues in our Global Payments segment increased 27% in the current six months ended to $33.6 million compared to the prior year, driven by a 83% increase in the number of global payments made, however spreads have narrowed in this business due to a continuing increase in lower dollar value per payment transaction volume from financial institutions.
Operating revenues in our Securities segment increased 38% in the current six months ended to $53.3 million, primarily as a result of a $9.2 million increase in our equity market-making product line as well as the acquisition of G.X. Clarke which added $10.5 million in incremental revenues in our debt trading product line. The increases were partially offset by declines in operating revenues in our investment banking and asset management product lines of $2.9 million and $0.7 million, respectively. Physical Commodity segment operating revenues increased $2.6 million compared to the prior year period, as a result of a 81% increase in the number of ounces traded in precious metals as well as increased customer activity in the physical agricultural and energy commodity product lines.
Operating revenues in our CES segment increased 7% in the current six months ended to $62.7 million. Exchange-traded commission and clearing fee revenues increased $1.2 million as a result of a 3% increase in exchange-traded volumes. In addition, operating revenues in our customer prime brokerage product line increased $2.0 million as a result of improved market volatility in foreign exchange markets.
Similar to the the results for the quarterly period, interest income increased $8.8 million to $12.1 million in the current six months ended, impacted by the acquisition of G.X. Clarke during the second quarter which added $5.2 million in interest income during the the current six months ended. In addition, a 16% increase in the average customer segregated equity as well as the continued implementation of our interest rate management program, resulted in an aggregate $2.9 million increase in interest income in our Commercial Hedging and CES segment.
See Segment Information below for additional information on activity in each of the segments.
Interest and Transactional Expenses
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Transaction-based clearing expenses: Transaction-based clearing expenses increased 15% to $31.8 million in the second quarter compared to $27.7 million in the prior year, and were 20% of operating revenues in the second quarter compared to 21% in the prior year. The increase in expense is primarily related to higher American Depositary Receipt (“ADR”) conversion fees in our equity market-making business, and higher exchange clearing costs in our CES and LME metals activities resulting from increased contract volumes.
Introducing broker commissions: Introducing broker commissions decreased 4% to $12.3 million in the second quarter compared to $12.8 million in the prior year, and were 8% of operating revenues in the second quarter compared to 10% in the prior year. The decrease in expense is the net result of decreased activity in our CES and Financial Ag’s & Energy components, partially offset by increased activity among our Global Payments and Debt Trading components.
Interest expense: Interest expense increased 61% to $4.5 million in the second quarter compared to $2.8 million in the prior year. The increase in interest expense is primarily related to $1.6 million of incremental expense from the G.X. Clarke business acquired at the beginning of the second period. In each period, a portion of the interest expense is also related to the coupon interest and amortization of related debt financing costs, which aggregate to $1.1 million per quarter, related to our offering of 8.5% Senior Notes due July 2020.

Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014
Transaction-based clearing expenses: Transaction-based clearing expenses increased 16% to $61.2 million in the current six months ended compared to $52.9 million in the prior year, and were 21% of operating revenues in the current six months ended compared to 22% in the prior year. The increase in expense is primarily related to higher ADR conversion fees in our equity market-making business, and higher exchange clearing costs in our CES and LME metals activities resulting from increased contract volumes.
Introducing broker commissions: Introducing broker commissions were relatively unchanged at $24.5 million in the current six months ended compared to $24.4 million in the prior year, and were 8% of operating revenues in the current six months ended compared to 10% in the prior year. Expense increases in our Debt Trading activities in Argentina and Global Payments segment were offset primarily by a decrease in our CES component.
Interest expense: Interest expense increased 31% to $7.2 million in the current six months ended compared to $5.5 million in the prior year. This increase is primarily related to $1.6 million of incremental expense from the G.X. Clarke business acquired. In each period, a portion of the interest expense is also related to the aforementioned Senior Notes due July 2020 completed during the fourth quarter of fiscal 2013.
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
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Net operating revenues increased $22.0 million, or 26%, to $107.9 million in the second quarter compared to $85.9 million in the prior year.
Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014
Net operating revenues increased $41.8 million, or 26%, to $201.1 million in the current six months ended compared to $159.3 million in the prior year.

Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2015	% Change	2014	2015	% Change	2014
Compensation and benefits:
Fixed compensation and benefits	$30.0	7%	$28.1	$56.8	5%	$54.0
Variable compensation and benefits	33.1	35%	24.6	62.7	39%	45.0
	63.1	20%	52.7	119.5	21%	99.0
Other non-compensation expenses:
Communication and data services	7.2	16%	6.2	13.9	12%	12.4
Occupancy and equipment rental	3.8	19%	3.2	6.9	11%	6.2
Professional fees	3.1	(24)%	4.1	6.4	(24)%	8.4
Travel and business development	2.5	25%	2.0	5.3	10%	4.8
Depreciation and amortization	1.8	6%	1.7	3.7	3%	3.6
Bad debts and impairments	2.8	600%	0.4	2.8	300%	0.7
Other expense	5.5	4%	5.3	10.9	9%	10.0
	26.7	17%	22.9	49.9	8%	46.1
Total compensation and other expenses	$89.8	19%	$75.6	$169.4	17%	$145.1
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Compensation and Other Expenses: Compensation and other expenses increased $14.2 million, or 19%, to $89.8 million in the second quarter compared to $75.6 million in the prior year.
Compensation and Benefits: Compensation and benefits expense increased 20% to $63.1 million compared to $52.7 million in the prior year. Compensation and benefits were 58% of net operating revenues in the second quarter compared to 61% of net operating revenues in the prior year. The variable portion of compensation and benefits increased by 35% to $33.1 million in the second quarter compared to $24.6 million in the prior year. Variable compensation and benefits were 31% of net operating revenues in the second quarter compared to 29% in the prior year primarily due to higher administrative and executive incentive compensation, as front office compensation remained relatively unchanged as a percentage of net operating revenues. Administrative and executive incentive compensation was $6.0 million in the second quarter compared to $2.4 million in the prior year, primarily related to our improved financial performance.
The fixed portion of compensation and benefits increased 7% to $30.0 million in the second quarter compared to $28.1 million in the prior year. Non-variable salaries increased $2.4 million, or 12%, primarily due to incremental costs from the acquisition of G.X. Clarke in January 2015. Employee benefits, excluding share-based compensation, increased $0.4 million in the second quarter. Share-based compensation is also a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $0.9 million in the second quarter compared with $1.1 million in the prior year. The number of employees increased to 1,196 at the end of the second quarter compared to 1,153 at the beginning of the second quarter. The number of employees at the end of the prior year was 1,111.
Other Non-Compensation Expenses: Total other non-compensation expenses increased 17% to $26.7 million in the second quarter compared to $22.9 million in the prior year. Communication and data services expenses increased $1.0 million, primarily related to an increase in market information costs related to the acquisition of G.X. Clarke. Professional fees decreased $1.0 million, primarily related to a decrease in legal fees. Bad debt expense increased $2.4 million, primarily related to LME customer deficits, notes receivable related to loans pertaining to a former acquisition, and the charge-off of uncollectible service fees.
Provision for Taxes: The effective income tax rate was 28% in the second quarter compared to 25% in the prior year. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Our effective income tax rate during both periods, after consideration for discrete items, was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions.

Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014
Compensation and Other Expenses: Compensation and other expenses increased $24.3 million, or 17%, to $169.4 million in the current six months ended compared to $145.1 million in the prior year.
Compensation and Benefits: Compensation and benefits expense increased $20.5 million to $119.5 million compared to $99.0 million in the prior year. Total compensation and benefits were 59% of net operating revenues in the current six months ended compared to 62% of net operating revenues in the prior year. The variable portion of compensation and benefits increased 39% to $62.7 million in the current six months ended compared to $45.0 million in the prior year. Variable compensation and benefits were 31% of net operating revenues in the current six months ended compared to 28% in the prior year primarily due to higher administrative and executive incentive compensation, as front office compensation remained relatively unchanged as a percentage of net operating revenues. Administrative and executive incentive compensation was $9.4 million in the current six months ended compared to $4.9 million in the prior year, primarily related to our improved financial performance.
The fixed portion of compensation and benefits increased to $56.8 million in the current six months ended compared to $54.0 million in the prior year. Non-variable salaries increased $3.3 million, or 8%, primarily due to incremental costs from the acquisition of G.X. Clarke in January 2015 and headcount increases across front office and administrative departments. Employee benefits, excluding share-based compensation, increased $0.8 million in the current six months ended. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $1.8 million in the current six months ended compared to $2.2 million in the prior year. The number of employees increased 5% to 1,196 at the end of the second quarter compared to 1,141 at the end of fiscal 2014. The number of employees at the end of the prior year period was 1,111.
Other Non-Compensation Expenses: Other non-interest expenses increased 8% to $49.9 million in the current six months ended compared to $46.1 million in the prior year. Communication and data services expenses increased $1.5 million, primarily due to increases in market information expenses related to the acquisition of G.X. Clarke and expansion of our LME metals and Financial Ag’s & Energy business activities. Professional fees decreased $2.0 million, primarily related to lower legal, consultancy, and service costs. Bad debt expense in the six months ended March 31, 2015 primarily related to LME customer deficits, notes receivable related to loans pertaining to a former acquisition, and the charge-off of uncollectible service fees.
Provision for Taxes: The effective income tax rate was 29% in the current six months ended and in the prior year. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Our effective income tax rate during both periods was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions.

Unallocated Costs and Expenses
The following table is a breakout of our unallocated costs and expenses from the total costs and expenses shown above. The unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2015	% Change	2014	2015	% Change	2014
Compensation and benefits:
Fixed compensation and benefits	$9.3	4%	$8.9	$17.9	2%	$17.6
Variable compensation and benefits	6.0	150%	2.4	9.4	92%	4.9
	15.3	35%	11.3	27.3	21%	22.5
Other non-compensation expenses:
Communication and data services	1.2	20%	1.0	2.3	5%	2.2
Occupancy and equipment rental	3.7	19%	3.1	6.8	11%	6.1
Professional fees	2.0	(26)%	2.7	4.3	(20)%	5.4
Travel and business development	0.5	—%	0.5	1.2	9%	1.1
Depreciation and amortization	1.4	—%	1.4	3.0	—%	3.0
Bad debts and impairments	1.1	n/m	—	1.1	n/m	—
Other expense	3.6	(14)%	4.2	8.0	3%	7.8
	13.5	5%	12.9	26.7	4%	25.6
Total compensation and other expenses	$28.8	19%	$24.2	$54.0	12%	$48.1
Total unallocated costs and other expenses increased $4.6 million to $28.8 million in the second quarter compared to $24.2 million in the prior year. Compensation and other expenses increased $4.0 million, or 35% to $15.3 million in the second quarter compared to $11.3 million in the prior year.
Total unallocated costs and other expenses increased $5.9 million, or 12%, to $54.0 million in the current six months ended compared to $48.1 million in the prior year. Compensation and other expenses increased $4.8 million, or 21% to $27.3 million in the current six months ended compared to $22.5 million in the prior year.
During the second quarter and the current six months ended, the increases in variable compensation and benefits is primarily related to our improved financial performance over the prior year. The increases in occupancy and equipment rental is primarily related to a lease buyout cost of an aircraft during the second quarter. The decrease in professional fees is primarily due to lower legal and consultancy costs related to regulatory and employment matters over the prior year.
Variable vs. Fixed Expenses

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions)	2015	% of Total	2014	% of Total	2015	% of Total	2014	% of Total
Variable compensation and benefits	$33.1	25%	$24.6	21%	$62.7	25%	$45.0	20%
Transaction-based clearing expenses	31.8	24%	27.7	24%	61.2	23%	52.9	24%
Introducing broker commissions	12.3	9%	12.8	11%	24.5	10%	24.4	11%
Total variable expenses	77.2	58%	65.1	56%	148.4	58%	122.3	55%
Fixed compensation and benefits	30.0	22%	28.1	25%	56.8	22%	54.0	25%
Other fixed expenses	23.9	18%	22.5	19%	47.1	19%	45.4	20%
Bad debts and impairments	2.8	2%	0.4	—%	2.8	1%	0.7	—%
Total non-variable expenses	56.7	42%	51.0	44%	106.7	42%	100.1	45%
Total non-interest expenses	$133.9	100%	$116.1	100%	$255.1	100%	$222.4	100%
We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible. The table above shows an analysis of our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the three and six months ended March 31, 2015 and 2014, respectively.

Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 58% in the second quarter compared to 56% in the prior year. As a percentage of total non-interest expenses, variable expenses were 58% in the current six months ended compared to 55% in the prior year.
Segment Information
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
Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions)	2015	% of Operating Revenues	2014	% of Operating Revenues	2015	% of Operating Revenues	2014	% of Operating Revenues
Operating revenues	$157.1	100%	$129.8	100%	$295.6	100%	$243.1	100%
Transaction-based clearing expenses	31.5	20%	27.5	21%	60.6	21%	52.6	22%
Introducing broker commissions	12.3	8%	12.8	10%	24.5	8%	24.4	10%
Interest expense	2.9	2%	1.5	1%	4.5	2%	2.9	1%
Net operating revenues	110.4		88.0		206.0		163.2
Variable direct compensation and benefits	26.7	17%	22.1	17%	52.4	18%	40.1	16%
Net contribution	83.7		65.9		153.6		123.1
Non-variable direct expenses	34.6	22%	29.4	23%	63.6	22%	57.2	24%
Segment income	$49.1		$36.5		$90.0		$65.9

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Net contribution for all of our business segments increased 27% to $83.7 million in the second quarter compared to $65.9 million in the prior year. Segment income increased 35% to $49.1 million in the second quarter compared to $36.5 million in the prior year.
Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014
Net contribution for all of our business segments increased 25% to $153.6 million in the current six months ended compared to $123.1 million in the prior year. Segment income increased 37% to $90.0 million in the current six months ended compared to $65.9 million in the prior year.
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
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
The following table provides the financial performance for Commercial Hedging for the periods indicated.

	Three Months Ended March 31,
(in millions)	2015	% Change	2014
Trading gains, net	$39.0	1%	$38.8
Commission and clearing fees	20.2	(1)%	20.4
Consulting and management fees	3.8	—%	3.8
Interest income	1.7	113%	0.8
Operating revenues	64.7	1%	63.8
Transaction-based clearing expenses	6.6	3%	6.4
Introducing broker commissions	4.4	(8)%	4.8
Interest expense	—	n/m	—
Net operating revenues	53.7	2%	52.6
Variable direct compensation and benefits	14.4	1%	14.3
Net contribution	39.3	3%	38.3
Non-variable direct expenses	17.6	12%	15.7
Segment income	$21.7	(4)%	$22.6
The following table sets forth transactional revenues and selected data for Commercial Hedging for the periods indicated.

	Exchange-traded			OTC
	Three Months Ended March 31,			Three Months Ended March 31,
	2015	% Change	2014	2015	% Change	2014
Transactional revenues (in millions):
Agricultural	$14.1	(3)%	$14.6	$17.0	1%	$16.9
Energy and renewable fuels	1.3	(13)%	1.5	9.0	(26)%	12.1
LME metals	13.2	31%	10.1	—	—	—
Other	1.8	(14)%	2.1	2.8	47%	1.9
	$30.4	7%	$28.3	$28.8	(7)%	$30.9
Selected data:
Volume (contracts, 000’s)	4,793.4	2%	4,692.8	448.8	30%	346.5
Average rate per contract (1) (2)	$6.25	5%	$5.96	$62.39	(28)%	$86.78
Average customer segregated equity (millions)	$823.7	3%	$802.5
(1) Give-up fee revenues included in exchange-traded transactional revenues have been excluded from the calculation of exchange-traded average rate per contract.
(2) Cash brokerage revenues included in OTC transactional revenues have been excluded from the calculation of OTC average rate per contract.
Operating revenues increased 1% to $64.7 million in the second quarter compared to $63.8 million in the prior year. Exchange-traded revenues increased 7%, to $30.4 million in the second quarter, resulting primarily from strong growth in LME metals revenues, driven by increased customer activity and expansion activities in the Far East. This growth was tempered by declines in agricultural and energy-related exchange-traded revenues following strong performances in those sectors in the first quarter of 2015. Overall exchange-traded contract volume increased 2% and the average rate per contract increased to $6.25.

Over-the-counter (“OTC”) revenues decreased 7%, to $28.8 million in the second quarter, with low market volatility in the energy markets and prior year’s strong performance in the renewable fuels markets driving the decline in operating revenues. OTC revenues declined despite a 30% increase in volumes as the average rate per contract declined 28% compared to the prior year, primarily as a result of a narrowing of spreads in the energy and renewable fuels markets.
Consulting and management fees were flat with the prior year period, while interest income, which remains constrained by low short-term interest rates, increased 113%, to $1.7 million compared to the prior year. The increase in interest income is driven by a 3% increase in average customer equity as well as the implementation of our interest rate management program which includes an extension of the duration of our U.S. Treasury investments and the utilization of interest rate swaps to manage a portion of our interest rate position.
Segment income decreased to $21.7 million in the second quarter compared to $22.6 million in the prior year, primarily as a result of $1.4 million increase in bad debt expense related to two commercial customers in the LME metals product line. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 39% compared to 40% in the prior year.
Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014
The following table provides the financial performance for Commercial Hedging for the periods indicated.

	Six Months Ended March 31,
(in millions)	2015	% Change	2014
Trading gains, net	$78.6	27%	$61.7
Commission and clearing fees	43.3	12%	38.6
Consulting and management fees	7.8	5%	7.4
Interest income	3.4	100%	1.7
Operating revenues	133.1	22%	109.4
Transaction-based clearing expenses	13.2	11%	11.9
Introducing broker commissions	9.1	6%	8.6
Interest expense	0.1	—%	0.1
Net operating revenues	110.7	25%	88.8
Variable direct compensation and benefits	30.8	30%	23.7
Net contribution	79.9	23%	65.1
Non-variable direct expenses	33.3	10%	30.4
Segment income	$46.6	34%	$34.7
The following table sets forth transactional revenues and selected data for Commercial Hedging for the periods indicated.

	Exchange-traded			OTC
	Six Months Ended March 31,			Six Months Ended March 31,
	2015	% Change	2014	2015	% Change	2014
Transactional revenues (in millions):
Agricultural	$30.5	7%	$28.4	$30.8	27%	$24.2
Energy and renewable fuels	2.9	7%	2.7	21.3	15%	18.5
LME metals	25.6	36%	18.8	—	—	—
Other	4.2	17%	3.6	6.6	61%	4.1
	$63.2	18%	$53.5	$58.7	25%	$46.8
Selected data:
Volume (contracts, 000’s)	9,848.8	14%	8,628.7	739.0	17%	631.9
Average rate per contract (1) (2)	$6.33	4%	$6.11	$76.64	7%	$71.45
Average customer segregated equity (millions)	$876.9	11%	$786.8
(1) Give-up fee revenues included in exchange-traded transactional revenues have been excluded from the calculation of exchange-traded average rate per contract.
(2) Cash brokerage revenues included in OTC transactional revenues have been excluded from the calculation of OTC average rate per contract.

Operating revenues increased 22% to $133.1 million in the current six months ended compared to $109.4 million in the prior year. Exchange-traded revenues increased 18%, to $63.2 million in the current six months ended, driven primarily by growth in agricultural commodity and LME metals revenues. Agricultural commodity exchange-traded revenues benefited from improved market conditions in the domestic grain and global dairy markets. The LME metals revenue growth was driven by increased customer activity and expansion activities in the Far East. Overall exchange-traded contract volume increased 14% and the average rate per contract increased to $6.33 primarily resulting from the overall business mix.
OTC revenues increased 25% to $58.7 million in the current six months ended compared to $46.8 million in the prior year. OTC revenue growth was driven by growth in agricultural commodity revenues, particularly in the commercial grain, food service, coffee and sugar markets, as well as strong performance in the energy and renewable fuels markets in the first quarter of 2015. OTC volumes increased 17%, to 739.0 thousand contracts in the current six months ended compared to 631.9 thousand in the prior year.
Consulting and management fees were relatively flat in the current six months ended compared to the prior year, while interest income, which remains constrained by low short-term interest rate, increased 100%, to $3.4 million in the current six months ended compared to $1.7 million in the prior year. The increase in interest income was driven by a 11% increase in average customer equity and the continued implementation of our interest rate management program.
Segment income increased 34% to $46.6 million in the current six months ended compared to $34.7 million in the prior year. Variable expenses, excluding interest, expressed as a percentage of operating revenues were unchanged at 40% in the current six months ended as well as in the prior year.
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
The following table provides the financial performance and selected data for Global Payments for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2015	% Change	2014	2015	% Change	2014
Operating revenues	$18.4	44%	$12.8	$33.6	27%	$26.4
Transaction-based clearing expenses	0.9	29%	0.7	1.7	31%	1.3
Introducing broker commissions	1.4	40%	1.0	2.3	10%	2.1
Interest expense	—	(100)%	0.1	—	(100)%	0.2
Net operating revenues	16.1	46%	11.0	29.6	30%	22.8
Variable direct compensation and benefits	3.3	38%	2.4	6.0	20%	5.0
Net contribution	12.8	49%	8.6	23.6	33%	17.8
Non-variable direct expenses	2.9	26%	2.3	5.5	22%	4.5
Segment income	$9.9	57%	$6.3	$18.1	36%	$13.3
Selected data:
Global payments (number of trades, 000’s)	88.7	101%	44.2	157.4	83%	85.8
Average revenue per trade	$207.44	(28)%	$289.59	$213.47	(31)%	$307.69

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Operating revenues increased 44% to $18.4 million in the second quarter compared to $12.8 million in the prior year. This operating revenue growth was driven by a 101% increase in the volume of payments made as we continued to benefit from an increase in financial institutions and other customers utilizing our electronic transaction order system. This increase in volumes from financial institutions resulted in a lower average size of payment made, driving a 28% decrease in the average revenue per trade.
Segment income increased 57% to $9.9 million in the second quarter compared to $6.3 million in the prior year. This increase primarily resulted from the increase in operating revenues during the second quarter, slightly offset by an increase in non-variable trade system and operational expenses. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 30% compared to 32%.
Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014
Operating revenues increased 27% to $33.6 million in the current six months ended compared to $26.4 million in the prior year. This operating revenue growth was driven by a 83% increase in the volume of payments made. An increase in volumes from financial institutions resulted in a lower average size of payment made, driving a 31% decrease in the average revenue per trade.
Segment income increased 36% to $18.1 million in the current six months ended compared to $13.3 million in the prior year. This increase primarily resulted from the increase in operating revenues partially offset by a $1.0 million increase in non-variable expenses. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 30% compared to 32%.
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
Following our acquisition of G.X. Clarke, we act as an institutional dealer in fixed income securities, including U.S. Treasuries, Federal Agency and Mortgage-Backed Securities to a client base including asset managers, commercial bank trust and investment departments, broker-dealers, and insurance companies. In addition, we provide a full range of corporate finance advisory services to our middle market clients, including capital market solutions and a wide array of advisory services across a broad spectrum of industries. Our advisory services span mergers and acquisitions, liability management, restructuring opinions and valuations. We also originate, structure and place a wide array of debt instruments in the international and domestic capital markets. These instruments include complex asset-backed securities (primarily in Argentina), unsecured bond and loan issues, negotiable notes and other trade-related debt instruments used in cross-border trade finance. On occasion, we may invest our own capital in debt instruments before selling them. We also actively trade in a variety of international debt instruments as well as operate an asset management business in which we earn fees, commissions and other revenues for management of third party assets and investment gains or losses on our investments in funds and proprietary accounts managed either by our investment managers or by independent investment managers.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
The following table provides the financial performance for Securities for the periods indicated.

	Three Months Ended March 31,
(in millions)	2015	% Change	2014
Operating revenues	$36.1	110%	$17.2
Transaction-based clearing expenses	6.4	100%	3.2
Introducing broker commissions	1.8	29%	1.4
Interest expense	2.4	200%	0.8
Net operating revenues	25.5	116%	11.8
Variable direct compensation and benefits	5.9	103%	2.9
Net contribution	19.6	120%	8.9
Non-variable direct expenses	7.4	45%	5.1
Segment income	$12.2	221%	$3.8
The following table sets forth operating revenues by product line and selected data for Securities for the periods indicated.

	Three Months Ended March 31,
	2015	% Change	2014
Operating revenues by product line (in millions):
Equity market-making	$15.3	82%	$8.4
Debt trading	16.2	479%	2.8
Investment banking	1.1	(50)%	2.2
Asset management	3.5	(8)%	3.8
	$36.1	110%	$17.2
Selected data:
Equity market-making (gross dollar volume, millions)	$26,927.2	53%	$17,647.9
Equity revenue per $100 traded	$0.57	19%	$0.48
Average assets under management (millions)	$562.5	9%	$516.0
Operating revenues increased 110% to $36.1 million in the second quarter compared to $17.2 million in the prior year.
Operating revenues in our Securities segment are comprised of activities in four product lines, equity market-making, debt trading, investment banking and asset management. Operating revenues in equity market-making increased 82% in the second quarter compared to the prior year driven by a 53% increase in the gross dollar volume traded as well as an increase in the average revenue per $100 traded. Equity market-making operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the consolidated income statements as ‘transaction-based clearing expenses’.
Operating revenues in debt trading increased 479% in the second quarter compared to the prior year, primarily as a result of the acquisition of G.X. Clarke which added an incremental $10.5 million in operating revenues, as well as improved performance in our Argentina operations in the second quarter. The operating revenues in investment banking declined 50% compared to the prior year, while asset management operating revenues decreased 8% in the second quarter despite an increase in the assets under management. Average assets under management were $562.5 million in the second quarter compared to $516.0 million in the prior year.
Segment income increased 221% to $12.2 million in the second quarter compared to $3.8 million in the prior year, primarily as a result of the increases in equity market-making and debt trading operating revenues. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 39% in the second quarter compared to 44% in the prior year primarily as a result of the acquisition of G.X. Clarke.

Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014
The following table provides the financial performance for Securities for the periods indicated.

	Six Months Ended March 31,
(in millions)	2015	% Change	2014
Operating revenues	$53.3	38%	$38.6
Transaction-based clearing expenses	11.5	60%	7.2
Introducing broker commissions	3.1	19%	2.6
Interest expense	3.2	129%	1.4
Net operating revenues	35.5	30%	27.4
Variable direct compensation and benefits	9.3	41%	6.6
Net contribution	26.2	26%	20.8
Non-variable direct expenses	12.3	26%	9.8
Segment income	$13.9	26%	$11.0
The following table sets forth operating revenues by product line and selected data for Securities for the periods indicated.

	Six Months Ended March 31,
	2015	% Change	2014
Operating revenues by product line (in millions):
Equity market-making	$27.8	49%	$18.6
Debt trading	15.8	136%	6.7
Investment banking	2.8	(51)%	5.7
Asset management	6.9	(9)%	7.6
	$53.3	38%	$38.6
Selected data:
Equity market-making (gross dollar volume, millions)	$51,061.2	43%	$35,650.7
Equity revenue per $100 traded	$0.54	4%	$0.52
Average assets under management (millions)	$580.5	10%	$526.2
Operating revenues increased 38% to $53.3 million in the current six months ended compared to $38.6 million in the prior year.
Operating revenues in equity market-making increased 49% in the current six months ended compared to the prior year, as favorable market conditions drove a 43% increase in the gross dollar volume traded and an increase in the average revenue per $100 traded.
Operating revenues in debt trading increased 136% in the current six months ended compared to the prior year. This increase in operating revenues was a result the acquisition of G.X. Clarke, which was effective on January 1, 2015 adding an incremental $10.5 million in operating revenues. This increase was partially offset by weaker performance in our Argentinean operations, particularly in the first quarter of 2015. Investment banking operating revenues decreased 51% in the current six months ended compared to the prior year, while asset management revenues decreased 9% in the current six months ended compared to the prior year, despite an increase in assets under management. Average assets under management were $580.5 million in the current six months ended compared to $526.2 million in the prior year.
Segment income increased 26% to $13.9 million in the current six months ended compared to $11.0 million in the prior year, primarily as a result of the strong performance in equity market making and the acquisition of G.X. Clarke, which was partially offset by weaker performances in investment banking and asset management. Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 45% in the current six months ended compared to 42% in the prior year.

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
The following table provides the financial performance for Physical Commodities for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2015	% Change	2014	2015	% Change	2014
Operating revenues	$6.4	25%	$5.1	$12.9	25%	$10.3
Transaction-based clearing expenses	0.1	(50)%	0.2	0.3	—%	0.3
Introducing broker commissions	—	(100)%	0.2	0.1	(67)%	0.3
Interest expense	0.4	(20)%	0.5	1.0	—%	1.0
Net operating revenues	5.9	40%	4.2	11.5	32%	8.7
Variable direct compensation and benefits	1.4	133%	0.6	2.6	73%	1.5
Net contribution	4.5	25%	3.6	8.9	24%	7.2
Non-variable direct expenses	2.1	11%	1.9	4.0	8%	3.7
Segment income	$2.4	41%	$1.7	$4.9	40%	$3.5

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
The following table sets forth operating revenue by product line and selected data for Physical Commodities for the periods indicated.

	Precious Metals			Physical Ag’s & Energy
	Three Months Ended March 31,			Three Months Ended March 31,
	2015	% Change	2014	2015	% Change	2014
Total revenues	$14,238.9	72%	$8,257.8	$53.0	(25)%	$71.0
Cost of sales of physical commodities	14,235.0	72%	8,255.4	50.5	(26)%	68.3
Operating revenues	$3.9	63%	$2.4	$2.5	(7)%	$2.7
Selected data:
Gold equivalent ounces traded (000’s)	38,145.1	90%	20,037.1
Average revenue per ounce traded	$0.10	(17)%	$0.12
Operating revenues increased 25% to $6.4 million in the second quarter compared to $5.1 million in the prior year.

Precious Metals operating revenues increased 63% to $3.9 million in the second quarter compared to $2.4 million in the prior year. Operating revenues increased from the prior year period as a result of a 90% increase in the number of ounces traded, particularly in the Far Eastern markets. This volume increase was slightly tempered by a 17% decline in the average revenue per ounce traded.
Operating revenues in Physical Ag’s & Energy decreased 7% to $2.5 million in the second quarter compared to the prior year. The decrease in operating revenues is primarily due to a decline in customer volumes as a result of market conditions.
Segment income increased 41% to $2.4 million in the second quarter compared to $1.7 million in the prior year, primarily as a result of the increase in operating revenues.
Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014
The following table sets forth operating revenue by product line and selected data for Physical Commodities for the periods indicated.

	Precious Metals			Physical Ag’s & Energy
	Six Months Ended March 31,			Six Months Ended March 31,
	2015	% Change	2014	2015	% Change	2014
Total revenues	$27,675.1	74%	$15,950.9	$113.5	(37)%	$178.9
Cost of sales of physical commodities	27,667.7	74%	15,945.1	108.0	(38)%	174.4
Operating revenues	$7.4	28%	$5.8	$5.5	22%	$4.5
Selected data:
Gold equivalent ounces traded (000’s)	71,565.4	81%	39,597.7
Average revenue per ounce traded	$0.10	(33)%	$0.15
Operating revenues increased to $12.9 million in the current six months ended compared to $10.3 million in the prior year.
Precious Metals operating revenues increased 28% to $7.4 million in the current six months ended compared to $5.8 million in the prior year. The increase in operating revenues is a result of an 81% increase in the number of ounces traded primarily in the Far Eastern markets, however this was partially offset by a narrowing of spreads due to market conditions.
Operating revenues in Physical Ag’s & Energy increased 22% to $5.5 million in the current six months ended compared to $4.5 million in the prior year. The increase in operating revenues is primarily due to improved gross margins in the feed ingredients and renewable fuels physical purchase and sale transactions where we act as a principal, while customer volumes decreased.
Segment income increased 40% to $4.9 million in the current six months ended compared to $3.5 million in the prior year and were primarily a result of the increase in operating revenues which was partially offset by an increase in professional fees.
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

The following table provides the financial performance and selected data for Clearing and Execution Services for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2015	% Change	2014	2015	% Change	2014
Trading gains, net	$5.0	11%	$4.5	$10.2	24%	$8.2
Commission and clearing fees	25.2	(2)%	25.7	50.0	2%	48.8
Consulting and management fees	0.4	(20)%	0.5	0.8	(11)%	0.9
Interest income	0.9	350%	0.2	1.7	240%	0.5
Operating revenues	31.5	2%	30.9	62.7	7%	58.4
Transaction-based clearing expenses	17.5	3%	17.0	33.9	6%	31.9
Introducing broker commissions	4.7	(13)%	5.4	9.9	(8)%	10.8
Interest expense	0.1	—%	0.1	0.2	—%	0.2
Net operating revenues	9.2	10%	8.4	18.7	21%	15.5
Variable direct compensation and benefits	1.7	(11)%	1.9	3.7	12%	3.3
Net contribution	7.5	15%	6.5	15.0	23%	12.2
Non-variable direct expenses	4.6	5%	4.4	8.5	(3)%	8.8
Segment income	$2.9	38%	$2.1	$6.5	91%	$3.4
Selected data:
Exchange-traded volume (contracts, 000’s)	21,389.3	5%	20,275.7	41,510.3	3%	40,214.4
Exchange-traded average rate per contract (1)	$1.12	(7)%	$1.21	$1.14	(2)%	$1.16
Average customer segregated equity (millions)	$1,070.6	19%	$896.1	$1,102.2	21%	$913.4
Foreign exchange prime brokerage volume (U.S. notional, millions)	$108,135.9	3%	$105,484.2	$224,037.6	22%	$183,898.0
(1) Give-up fee revenues included in commission and clearing fees have been excluded from the calculation of exchange-traded average rate per contract.
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Operating revenues increased 2% to $31.5 million in the second quarter compared to $30.9 million in the prior year. Operating revenues are primarily generated from three sources: commission and clearing fee revenues from the execution and clearing of exchange-traded futures and options on futures contracts, trading gains, net, which primarily represents the spread retained in OTC foreign exchange customer prime brokerage activities, and interest income derived from cash balances in our customers’ accounts.
Commission and clearing fee revenues decreased to $25.2 million in the second quarter compared to $25.7 million in the prior year despite a 5% increase in exchange-traded volumes as the average rate per contract declined 7% compared to the prior year period as a result of business mix. Interest income increased 350% to $0.9 million in the second quarter as a result of a 19% increase in average customer segregated equity to $1.1 billion and the implementation of our interest rate management program, resulting in an extension of the duration of our U.S. Treasury investments and the utilization of interest rate swaps to manage a portion of our interest rate position.
Operating revenues in our customer prime brokerage product line, reflected on the “trading gains, net” line increased 11% to $5.0 million in the second quarter compared to $4.5 million in the prior year, as a result of a 3% increase in foreign exchange volumes driven by higher market volatility.
Segment income increased to $2.9 million in the second quarter compared to $2.1 million in the prior year, primarily as a result of the increase in operating revenues and a decline in variable expenses as a percentage of operating revenues driven by lower introducing broker expenses. Variable expenses, excluding interest, as a percentage of operating revenues were 76% in the second quarter compared to 79% in the prior year.
Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014
Operating revenues increased 7% to $62.7 million in the current six months ended compared to $58.4 million in the prior year.

Commission and clearing fee revenues increased 2% to $50.0 million in the current six months ended, as a result of a 3% increase in exchange-traded volumes, which was partially offset by a lower average rate per contract compared to the prior-year period. Interest income, which continues to be constrained by the effect of low short term interest rates, was $1.7 million in the current six months ended compared to $0.5 million in the prior year. The increase in interest income is primarily the result of a 21% increase in the average level of customer segregated equity to $1,102.2 million compared to the prior year, and the implementation of our interest rate management program.
Operating revenues in our customer prime brokerage product line, reflected on the “trading gains, net” line increased 24% to $10.2 million in the current six months ended compared to $8.2 million in the prior year, as a result of a 22% increase in foreign exchange volumes as a result of market volatility.
Segment income increased to $6.5 million in the current six months ended compared to $3.4 million in the prior year, primarily as a result of the increase in operating revenues and a decline in variable expenses as a percentage of operating revenues driven by lower introducing broker expenses. Variable expenses, excluding interest, as a percentage of operating revenues were 76% in the current six months ended compared to 79% in the prior year.
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
INTL FCStone Securities, our U.S. broker-dealer subsidiary, is subject to the SEC Uniform Net Capital Rule 15 c3-1 which ensure the financial integrity and liquidity of broker-dealers. These rules establish minimum levels of capital and liquid assets.
INTL FCStone Partners L.P., is a registered broker-dealer in U.S. Treasury obligations, U.S. Government agency obligations, and agency mortgage-backed obligations, the Company is subject to the liquid capital requirements of Section 402.2 of the regulations under Section 15C of the Securities Exchange Act of 1934.
INTL FCStone Ltd, our UK regulated subsidiary, is required to be compliant with the UK’s Individual Liquidity Adequacy Standards (“ILAS”). To comply with these standards, we have implemented daily liquidity procedures, conduct periodic reviews of liquidity by stressed scenarios, and have created liquidity buffers.
In addition, in our physical commodities trading, commercial hedging OTC, securities and foreign exchange trading activities, we may be called upon to meet margin calls with our various trading counterparties and clearing agents based upon the underlying open transactions we have in place with those organizations.
We continuously review our overall credit and capital needs to ensure that our capital base, both stockholders’ equity and debt, as well as available credit facilities can appropriately support the anticipated financing needs of our operating subsidiaries.
As of March 31, 2015, we had total equity capital of $369.5 million, $45.5 million aggregate principal amount of our issued 8.5% senior unsecured notes due in July 2020 and outstanding bank loans of $45.8 million.
A substantial portion of our assets are liquid. As of March 31, 2015, approximately 95% of our assets consisted of cash; securities purchased under agreements to resell; deposits and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory, at the lower of cost or market. All assets that are not customer and counterparty deposits are financed by our equity capital, senior unsecured notes, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, and other payables.
As of March 31, 2015, we had deferred tax assets totaling $27.5 million. We are required to assess our deferred tax assets and the need for a valuation allowance at each reporting period. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that we will not realize some or all of the deferred tax assets. We are required to record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of March 31, 2015 and September 30, 2014 was $2.8 million. The valuation allowances as of March 31, 2015 and September 30, 2014 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized.

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
In our debt trading business, we enter into receivable under repurchase agreements and payables under repurchase agreements primarily to finance inventory positions, acquire securities to cover short positions or to acquire securities for settlement. We either receive or pledge securities to adequately collateralize such agreements and transactions. The value of this collateral is marked-to-market on a daily basis and we may require counterparties, or be required, to deposit additional collateral or return collateral pledged, when appropriate.
Information related to bad debt expense, net of recoveries, for the six months ended March 31, 2015 and 2014 can be found in Note 5 of the Condensed Consolidated Financial Statements.
Primary Sources and Uses of Cash
Our assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and our growth. Our total assets as of March 31, 2015 and September 30, 2014, were $4,462.6 million and $3,039.7 million, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. FCStone, LLC and INTL FCStone Ltd. occasionally uses their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their customers.

The majority of the assets of FCStone, LLC are restricted from being transferred to its parent or other affiliates due to specific regulatory requirements. These restrictions have no impact on our ability to meet our cash obligations, and no impact is expected in the future.
We have liquidity and funding policies and processes in place that are intended to maintain significant flexibility to address both company-specific and industry liquidity needs. The majority of our excess funds are held with high quality institutions, under highly-liquid reverse repurchase agreements, U.S. government obligations and AA-rated money market investments. We do not hold any direct investments in the general obligations of any sovereign nations.
As of March 31, 2015, $166.5 million of cash, cash equivalent and available-for-sale investment securities was held by our foreign subsidiaries. If these funds are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds, up to the amount of undistributed foreign earnings of $199.1 million. However, our intent is to indefinitely reinvest these funds outside of the U.S., and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
As of March 31, 2015, $8.1 million of financial instruments owned and $10.8 million of financial instruments sold, not yet purchased, are exchangeable foreign equities and ADRs.
As of March 31, 2015, we had $45.5 million outstanding in aggregate principal amount of our 8.5% Senior Notes due 2020 (the “Notes”). The Notes were issued in July 2013, and bear interest at a rate of 8.5% per year (payable quarterly on January 30, April 30, July 30 and October 30 of each year). The Notes mature on July 30, 2020. We may redeem the Notes, in whole or in part, at any time on and after July 30, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date.
As of March 31, 2015, we had four committed bank credit facilities, totaling $270.0 million, of which $45.8 million was outstanding. Additional information regarding our bank credit facilities can be found in Note 9 of the Condensed Consolidated Financial Statements.The credit facilities include:

•
A three-year syndicated loan facility, committed until September 20, 2016, under which INTL FCStone Inc. is entitled to borrow up to $140.0 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance working capital needs of us and certain subsidiaries.

•
An unsecured syndicated loan facility, committed until April 7, 2016, under which our subsidiary, FCStone, LLC is entitled to borrow up to $75.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

•
A syndicated loan facility, committed until May 1, 2016, under which our subsidiary, FCStone Merchant Services, LLC is entitled to borrow up to $30.0 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance traditional commodity financing arrangements and commodity repurchase agreements. On April 21, 2015, the committed amount of the facility was increased to $40.0 million.

•
An unsecured syndicated loan facility, committed until November 5, 2015, under which our subsidiary, INTL FCStone Ltd is entitled to borrow up to $25.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

Including the April 21, 2015 commitment increase discussed above, $140 million of the Company’s committed credit facilities are scheduled to expire within twelve months of this filing. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
On May 5, 2015, we entered into a secured, uncommitted loan facility, under which our subsidiary, FCStone, LLC may borrow up to $50.0 million, collateralized by commodity warehouse receipts, to facilitate U.S. commodity exchange deliveries of its customers, subject to certain terms and conditions of the credit agreement.
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
We have contingent liabilities relating to several acquisitions we have completed since December 2012. See Note 11 to the Condensed Consolidated Financial Statements for additional information on these contingent liabilities. Under the terms of the purchase agreements, we have obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings. The contingent liabilities for these estimated additional discounted purchase price considerations total $3.1 million as of March 31, 2015, and are included in

‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets. We estimate cash payments during the next twelve months, related to these contingent liabilities, to be $1.8 million.
We contributed $0.8 million to our defined benefit pension plans during the six months ended March 31, 2015, and expect to contribute a minimum of $1.7 million to the plans during the remainder of fiscal 2015.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and overseas. Certain of our other non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
Our subsidiaries are in compliance with all of their capital regulatory requirements as of March 31, 2015. Additional information on these net capital and minimum net capital requirements can be found in Note 12 of the Condensed Consolidated Financial Statements.
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
Cash Flows
Our cash and cash equivalents increased from $231.3 million as of September 30, 2014 to $243.5 million as of March 31, 2015, a net increase of $12.2 million. Net cash of $3.8 million was provided by operating activities, $9.7 million was used in investing activities and net cash of $18.6 million was provided by financing activities, of which $23.3 million was borrowed from lines of credit and increased the amounts payable to lenders under loans. Fluctuations in exchange rates decreased our cash and cash equivalents by $0.5 million.
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
We continuously evaluate opportunities to expand our business. For the six months ended March 31, 2015, we made $4.1 million in payments relating to earn-outs on acquisitions, of which $2.2 million is included in financing activities. See Note 17 to the Condensed Consolidated Financial Statements for information on current year acquisitions. Investing activities include $1.9 million in capital expenditures for property, plant and equipment in the current six months ended, compared to $3.1 million in the prior year.
In December 2014, our Board of Directors authorized a repurchase plan in which we may repurchase up to 1.0 million shares of our outstanding common stock. During the current six months ended, we repurchased 224,509 shares of our outstanding common stock in open market transactions, for an aggregate purchase price of $4.5 million.

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
Off Balance Sheet Arrangements
We are party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer, futures commission merchant, swap dealer and U.K. based Financial Services Firm, as well as in our physical commodities and foreign exchange prime brokerage activities. As part of these activities, we carry short positions. For example, we sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We recorded these obligations in the condensed consolidated financial statements as of March 31, 2015 and September 30, 2014, at fair value of the related financial instruments, totaling $613.3 million and $264.0 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our condensed consolidated balance sheets in ‘financial instruments owned, at fair value’, and ‘physical commodities inventory’. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to March 31, 2015, which might be partially or wholly offset by gains in the value of assets held as of March 31, 2015. The totals of $613.3 million and $264.0 million include a net liability of $82.0 million and $84.4 million for derivatives, based on their fair value as of March 31, 2015 and September 30, 2014, respectively.
In our foreign exchange prime brokerage and precious metals product lines, we hold options and futures on options contracts resulting from market-making and proprietary trading activities in these businesses. We assist customers in our commodities trading product lines to protect the value of their future production (precious metals) by selling them put options on an OTC basis. We also provide our commodities trading business customers with sophisticated option products, including combinations of buying and selling puts and calls. We mitigate our risk by effecting offsetting options with market counterparties or through the purchase or sale of exchange-traded commodities futures. The risk mitigation of offsetting options is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC.
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
As part of the acquisition of G.X. Clarke (see Note 17), we acquired a significant amount of trading assets and liabilities. G.X. Clarke’s trading activities consists primarily of securities trading in connection with U.S. Treasury obligations, U.S. Government agency obligations, and agency mortgage-backed obligations. Derivative instruments, which consist of futures, mortgage-backed “to be announced” (TBA) securities and forward settling transactions, are used to manage risk exposures in the newly acquired subsidiary’s trading inventory. The Company enters into TBA securities transactions for the sole purpose of managing risk associated with the purchase of mortgage pass-through securities.
We are a member of various commodity exchanges and clearing organizations. Under the standard membership agreement, all members are required to guarantee the performance of other members and, accordingly, in the event another member is unable to satisfy its obligations to the exchange, may be required to fund a portion of the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the condensed consolidated balance sheets as of March 31, 2015 and September 30, 2014.
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

Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the six months ended March 31, 2015.

Marked-to-Market Revenues
Number of Days
0
5
10
15
20
25
30
35
40
45
5
1
14
40
35
23
5
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
Interest Rate Risk
In the ordinary course of our operations, we have interest rate risk from the possibility that changes in interest rates will affect the values of financial instruments and impact interest income earned. Following the acquisition of G.X. Clarke (see Note 17), the Company acquired a significant amount of trading assets and liabilities which are sensitive to changes in interest rates. G.X. Clarke’s trading activities consists primarily of securities trading in connection with U.S. Treasury obligations, U.S. Government agency obligations, and agency mortgage-backed obligations. Derivative instruments, which consist of futures, mortgage-backed “to be announced” (TBA) securities and forward settling transactions, are used to manage risk exposures in the newly acquired subsidiary’s trading inventory. The Company enters into TBA securities transactions for the sole purpose of managing risk associated with the purchase of mortgage pass-through securities.
In addition, we generate interest income from the positive spread earned on customer deposits. We typically invest in U.S. Treasury bills, notes, and obligations issued by government sponsored entities, reverse repurchase agreements involving U.S. Treasury bills and government obligations or AA-rated money market funds. We have an investment policy which establishes acceptable standards of credit quality and limits the amount of funds that can be invested within a particular fund and institution.
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
During the prior year, we amended this interest management strategy, to include outright purchases of medium term U.S. Treasury notes. Under this amended program, on a quarterly basis, we evaluate our overall level of short term investable balances, net of our of variable rate debt, and either invest a portion of these investable balances in medium term U.S. Treasury notes or enter into interest rate swaps as described above, when a sufficient interest rate spread exists between short term and medium term rates exist. Under this strategy, excluding cash deposits and our investments in AA-rated money market funds, the weighted average time to maturity of our portfolio is not to exceed 24 months in duration. As part of this strategy we hold $680 million in par value of medium term U.S. Treasury notes and $100 million in interest rate swap derivative contracts, with the remainder being held in short term U.S. treasury bills and AA-rated money market fund investments and the weighted average time to maturity of the portfolio, excluding cash deposits and our investments in AA-rated money market funds is 20 months.
We manage interest expense using a combination of variable and fixed rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. The debt instruments are carried at their unpaid principal balance which approximates fair value. At March 31, 2015, $45.8 million of our debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of March 31, 2015, we had $45.5 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with our fixed-rate debt.
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2015. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.
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
There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Securities Litigation and Regulatory Proceedings
In January 2014, a purported class action was filed in the United States District Court for the Southern District of New York against the Company and certain of our officers and directors. The complaint alleged violations of federal securities laws, and claimed that the Company issued false and misleading information concerning its business and prospects. The action sought unspecified damages on behalf of persons who purchased the Company's shares between February 17, 2010 and December 16, 2013. The lead plaintiff’s amended complaint was filed in June 2014. Our motion to dismiss the complaint was filed in July 2014. At the court hearing on February 4, 2015, our motion was granted and the amended complaint was dismissed, however the lead plaintiff was given leave to amend its complaint. The lead plaintiff’s second amended complaint was filed on March 6, 2015, and it narrowed the purported class to persons who purchased Company’s shares between December 15, 2010 and December 16, 2013. On March 27, 2015, we filed a motion to dismiss the second amended complaint. The lead plaintiff’s memorandum in opposition was filed on April 13, 2015, and our reply in support of its motion to dismiss the second amended complaint was filed on April 27, 2015.
We have determined that losses related to this matter are not probable. We do not have sufficient information to determine the amount or range of reasonably possible loss with respect to these matters. We believe the case is without merit and intend to defend ourselves vigorously. Our Directors’ and Officers’ insurance policy is expected to cover any liability and litigation costs in excess of the $0.5 million policy retention amount.

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
On February 10, 2015, based on a new theory, the trustee filed a motion for judgment against FCStone in the United States District Court, for the Northern District of Illinois, seeking to claw back the post-petition transfer of $14.5 million and to recover the funds held in reserve in the name of FCStone. FCStone filed its opposition brief and an associated motion for judgment on March 17, 2015. We have determined that losses related to this matter are neither probable nor reasonably possible. We believe the case is without merit and intend to defend ourselves vigorously.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 10, 2014, our Board of Directors authorized the repurchase up to 1.0 million shares of our outstanding common stock from time to time in open market purchase and private transactions, subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants. Our common stock repurchase program activity for the three months ended March 31, 2015 was as follows.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
January 1, 2015 to January 31, 2015	150,000	$20.22	150,000	775,491
February 1, 2015 to February 28, 2015	—	—	—	775,491
March 1, 2015 to March 31, 2015	—	—	—	775,491
Total	150,000	$20.22	150,000

Item 6. Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a—14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a—14(a).

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTL FCStone Inc.

Date:	May 6, 2015	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	May 6, 2015	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer