Form 10-Q
period 2015-06-30
INTL FCSTONE INC.
filed 2015-08-06
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of August 3, 2015, there were 19,020,566 shares of the registrant’s common stock outstanding.

INTL FCStone Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTL FCStone Inc.
Condensed Consolidated Balance Sheets

(in millions, except par value and share amounts)	June 30, 2015	September 30, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$268.0	$231.3
Cash, securities and other assets segregated under federal and other regulations (including $511.8 and $15.3 at fair value at June 30, 2015 and September 30, 2014, respectively)	865.0	448.0
Securities purchased under agreements to resell	341.3	—
Deposits and receivables from:
Exchange-clearing organizations (including $1,002.8 and $1,255.4 at fair value at June 30, 2015 and September 30, 2014, respectively)	1,153.3	1,731.4
Broker-dealers, clearing organizations and counterparties (including $(16.2) and $(1.1) at fair value at June 30, 2015 and September 30, 2014, respectively)	144.3	123.0
Receivables from customers, net	130.8	55.6
Notes receivable, net	67.6	65.2
Income taxes receivable	11.7	10.8
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $205.1 at June 30, 2015)	1,310.0	197.9
Physical commodities inventory (including precious metals of $14.0 at fair value at June 30, 2015)	46.1	40.0
Deferred income taxes, net	26.4	32.0
Property and equipment, net	19.4	15.9
Goodwill and intangible assets, net	59.9	58.0
Other assets	43.0	30.6
Total assets	$4,486.8	$3,039.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $3.3 and $5.5 at fair value at June 30, 2015 and September 30, 2014, respectively)	$115.7	$114.1
Payables to:
Customers	2,196.0	2,228.7
Broker-dealers, clearing organizations and counterparties	61.8	11.9
Lenders under loans	75.0	22.5
Senior unsecured notes	45.5	45.5
Income taxes payable	5.7	7.6
Payables under repurchase agreements	1,081.6	—
Financial instruments sold, not yet purchased, at fair value	523.1	264.0
Total liabilities	4,104.4	2,694.3
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 20,177,924 issued and 19,010,442 outstanding at June 30, 2015 and 19,826,635 issued and 18,883,662 outstanding at September 30, 2014	0.2	0.2
Common stock in treasury, at cost - 1,167,482 shares at June 30, 2015 and 942,973 shares at September 30, 2014, respectively	(22.0)	(17.5)
Additional paid-in capital	235.2	229.6
Retained earnings	179.3	144.7
Accumulated other comprehensive loss, net	(10.3)	(11.6)
Total stockholders' equity	382.4	345.4
Total liabilities and stockholders' equity	$4,486.8	$3,039.7
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share and per share amounts)	2015	2014	2015	2014
Revenues:
Sales of physical commodities	$3,847.4	$6,886.6	$31,633.3	$23,017.2
Trading gains, net	79.7	61.6	234.8	178.0
Commission and clearing fees	46.0	44.5	142.7	134.0
Consulting and management fees	11.3	10.1	31.0	31.6
Interest income	10.6	2.1	22.7	5.4
Other income	0.1	0.2	0.3	0.5
Total revenues	3,995.1	7,005.1	32,064.8	23,366.7
Cost of sales of physical commodities	3,843.5	6,886.9	31,619.2	23,006.4
Operating revenues	151.6	118.2	445.6	360.3
Transaction-based clearing expenses	30.2	28.1	91.4	81.0
Introducing broker commissions	13.1	11.6	37.6	36.0
Interest expense	4.9	2.5	12.1	8.0
Net operating revenues	103.4	76.0	304.5	235.3
Compensation and other expenses:
Compensation and benefits	62.8	49.2	182.3	148.2
Communication and data services	7.3	6.6	21.2	19.0
Occupancy and equipment rental	3.3	2.9	10.2	9.1
Professional fees	2.5	3.5	8.9	11.9
Travel and business development	2.5	2.6	7.8	7.4
Depreciation and amortization	1.7	1.9	5.4	5.5
Bad debts and impairments	0.4	0.1	3.2	0.8
Other	5.7	5.2	16.6	15.2
Total compensation and other expenses	86.2	72.0	255.6	217.1
Income from continuing operations, before tax	17.2	4.0	48.9	18.2
Income tax expense	5.0	0.3	14.3	4.4
Net income from continuing operations	12.2	3.7	34.6	13.8
Loss from discontinued operations, net of tax	—	(0.2)	—	(0.3)
Net income	$12.2	$3.5	$34.6	$13.5
Basic earnings per share:
Income from continuing operations	$0.64	$0.20	$1.82	$0.73
Loss from discontinued operations	—	(0.01)	—	(0.02)
Net income per common share	$0.64	$0.19	$1.82	$0.71
Diluted earnings per share:
Income from continuing operations	$0.62	$0.19	$1.78	$0.71
Loss from discontinued operations	—	(0.01)	—	(0.02)
Net income per common share	$0.62	$0.18	$1.78	$0.69
Weighted-average number of common shares outstanding:
Basic	18,698,734	18,443,256	18,573,617	18,560,080
Diluted	19,084,747	18,933,826	18,953,171	19,170,138
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2015	2014	2015	2014
Net income	$12.2	$3.5	$34.6	$13.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(0.3)	(0.1)	(1.4)	(4.0)
Pension liabilities adjustment	—	—	—	0.1
Net unrealized gain or loss on available-for-sale securities	(0.7)	(0.1)	2.7	(0.1)
Reclassification of adjustments included in net income:
Periodic pension costs (included in compensation and benefits)	—	—	—	0.1
Reclassification adjustment for gains included in net income:	—	—	—	0.1
Other comprehensive income (loss)	(1.0)	(0.2)	1.3	(3.9)
Comprehensive income	$11.2	$3.3	$35.9	$9.6

See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Cash Flows Statements
(Unaudited)

	Nine Months Ended June 30,
(in millions)	2015	2014
Cash flows from operating activities:
Net income	$34.6	$13.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5.4	5.4
Provision for bad debts and impairments	3.2	0.8
Deferred income taxes	3.9	(3.6)
Amortization of debt issuance costs and debt discount	0.7	0.8
Amortization of share-based compensation	2.8	3.2
Loss on sale of property and equipment	0.4	0.3
Changes in operating assets and liabilities, net:
Cash, securities and other assets segregated under federal and other regulations	(421.2)	29.5
Securities purchased under agreements to resell	(0.8)	—
Deposits and receivables from exchange-clearing organizations	579.2	(287.7)
Deposits and receivables from broker-dealers, clearing organizations, and counterparties	(17.4)	11.0
Receivable from customers, net	(77.3)	(38.6)
Notes receivable, net	(3.5)	(20.6)
Income taxes receivable	(1.0)	1.8
Financial instruments owned, at fair value	(449.8)	(104.0)
Physical commodities inventory	(6.1)	7.0
Other assets	(16.1)	(5.5)
Accounts payable and other accrued liabilities	(6.5)	(6.5)
Payable to customers	(66.6)	249.8
Payable to broker-dealers, clearing organizations and counterparties	49.9	(14.0)
Income taxes payable	(1.7)	4.4
Payables under repurchase agreements	260.3	—
Financial instruments sold, not yet purchased, at fair value	132.3	92.5
Net cash provided by (used in) operating activities	4.7	(60.5)
Cash flows from investing activities:
Cash paid for acquisitions, net	(7.8)	—
Purchase of exchange memberships and common stock	(0.7)	—
Purchase of property and equipment	(7.4)	(4.1)
Net cash used in investing activities	(15.9)	(4.1)
Cash flows from financing activities:
Net change in payable to lenders under loans	48.6	18.0
Proceeds from note payable	4.0	—
Payments of note payable	(0.2)	—
Payments related to earn-outs on acquisitions	(2.2)	(1.5)
Debt issuance costs	(0.1)	(0.3)
Exercise of stock options	2.5	1.4
Share repurchases	(4.7)	(9.7)
Income tax benefit on stock options and awards	0.5	—
Net cash provided by financing activities	48.4	7.9
Effect of exchange rates on cash and cash equivalents	(0.5)	(1.7)
Net increase (decrease) in cash and cash equivalents	36.7	(58.4)
Cash and cash equivalents at beginning of period	231.3	156.1
Cash and cash equivalents at end of period	$268.0	$97.7
Supplemental disclosure of cash flow information:
Cash paid for interest	$7.8	$7.4
Income taxes paid, net of cash refunds	$12.4	$1.0
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$3.0	$0.5
Additional consideration payable related to acquisitions, net	$1.9	$0.6
Acquisition of business:
Assets acquired	$1,011.4	$—
Liabilities assumed	(995.1)	—
Total net assets acquired	$16.3	$—
Deferred consideration payable related to acquisitions	$5.0	$—
Escrow deposits related to acquisitions	$5.0	$—
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of September 30, 2014	$0.2	$(17.5)	$229.6	$144.7	$(11.6)	$345.4
Net income				34.6		34.6
Other comprehensive loss					1.3	1.3
Exercise of stock options			3.0			3.0
Share-based compensation			2.8			2.8
Repurchase of stock		(4.5)	(0.2)			(4.7)
Balances as of June 30, 2015	$0.2	$(22.0)	$235.2	$179.3	$(10.3)	$382.4
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
Change in Precious Metals Accounting
The Company engages in trading activities in a variety of physical commodities, including actively trading precious metals whereby the Company provides a full range of trading and hedging capabilities, including OTC products, to select producers, consumers, and investors. In the Company’s precious metals trading activities, it acts as a principal, committing its own capital to buy and sell precious metals on a spot and forward basis.
On April 10, 2015 (the “transfer date”), the Company transitioned the portion of its precious metals business conducted through its unregulated domestic subsidiary, INTL Commodities Inc., to its United Kingdom based broker-dealer subsidiary, INTL FCStone Ltd. INTL FCStone Ltd. is regulated by the Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the United Kingdom.

Prior to the transfer, precious metals inventory held by INTL Commodities Inc. was valued at the lower of cost or market value, under the provisions of the Inventory Topic of the Accounting Standards Codification (“ASC”), using the weighted-average price and first-in first-out costing method. In anticipation of the transfer of the precious metals business, INTL Commodities Inc. liquidated all of its precious metals inventory as of the transfer date. Subsequent to the transfer, precious metals inventory held by INTL FCStone Ltd. is measured at fair value, with changes in fair value included as a component of ‘trading gains, net’ on the condensed consolidated income statement, in accordance with U.S. GAAP accounting requirements for broker-dealers. Precious metals inventory held by subsidiaries that are not broker-dealers continues to be valued at the lower of cost or market value.
Prior to the transfer, INTL Commodities Inc. precious metals sales and costs of sales were recorded on a gross basis in accordance with the Revenue Recognition Topic of the ASC. Subsequent to the transfer, INTL FCStone Ltd. precious metals sales and cost of sales are presented on a net basis and included as a component of ‘trading gains, net’ on the condensed consolidated income statements, in accordance with U.S GAAP accounting requirements for broker-dealers. Precious metals sales and cost of sales for subsidiaries that are not broker-dealers continue to be recorded on a gross basis.
The change has no effect on the Company’s operating revenues, income from continuing operations, or net income. Management has historically assessed the performance of the physical commodities businesses on an operating revenue basis, and continues to do so.
Recent Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. For public entities, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early application is not permitted. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
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
In July 2015, the FASB issued ASU No, 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The guidance is applicable to the Company beginning October 1, 2017. The adoption of this standard is not expected to have a material impact on the condensed consolidated financial statements.
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
The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions, except share amounts)	2015	2014	2015	2014
Numerator:
Income from continuing operations	$12.2	$3.7	$34.6	$13.8
Less: Allocation to participating securities	(0.3)	(0.1)	(0.8)	(0.4)
Income from continuing operations allocated to common stockholders	$11.9	$3.6	$33.8	$13.4
(Loss) income from discontinued operations	$—	$(0.2)	$—	$(0.3)
Less: Allocation to participating securities	—	—	—	—
(Loss) income from discontinued operations allocated to common stockholders	$—	$(0.2)	$—	$(0.3)
Diluted net income	$12.2	$3.5	$34.6	$13.5
Less: Allocation to participating securities	(0.3)	(0.1)	(0.8)	(0.4)
Diluted net income allocated to common stockholders	$11.9	$3.4	$33.8	$13.1
Denominator:
Weighted average number of:
Common shares outstanding	18,698,734	18,443,256	18,573,617	18,560,080
Dilutive potential common shares outstanding:
Share-based awards	386,013	490,570	379,554	610,058
Diluted weighted-average shares	19,084,747	18,933,826	18,953,171	19,170,138
The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the Accounting Standards Codification (“ASC”).
Options to purchase 910,792 and 1,127,133 shares of common stock for the three months ended June 30, 2015 and 2014, respectively, and options to purchase 1,078,792 and 1,125,467 shares of common stock for the nine months ended June 30,

2015 and 2014, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.
Note 3 – Assets and Liabilities, at Fair Value
The Company’s financial and nonfinancial assets and liabilities reported at fair value are included in the following captions on the condensed consolidated balance sheets:

•	Cash and cash equivalents

•	Cash, securities and other assets segregated under federal and other regulations

•	Deposits and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties

•	Financial instruments owned

•	Physical commodities inventory

•	Accounts payable and other accrued liabilities

•	Payables to customers

•	Payables to broker-dealers, clearing organizations and counterparties

•	Financial instruments sold, not yet purchased
Fair Value Hierarchy
The majority of financial assets and liabilities on the condensed consolidated balance sheets are reported at fair value. Cash is reported at the balance held at financial institutions. Cash equivalents includes money market funds, which are valued at period-end at the net asset value provided by the fund’s administrator, and certificates of deposit, which are stated at cost plus accrued interest, which approximates fair value. Cash, securities and other assets segregated under federal and other regulations include the value of cash collateral as well as the value of other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and commodities warehouse receipts. Deposits with and receivables from exchange-clearing organizations and broker-dealers, clearing organizations and counterparties and payable to customers and broker-dealers, clearing organizations and counterparties include the value of cash collateral as well as the value of money market funds and other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities. These balances also include the fair value of exchange-traded futures and options on futures and exchange-cleared swaps and options determined by prices on the applicable exchange. Financial instruments owned and sold, not yet purchased include the value of U.S. and foreign government obligations, corporate debt securities, derivative financial instruments, commodities and mutual funds. The fair value of exchange common stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. Physical commodities inventory includes precious metals that are a part of the trading activities of the regulated broker-dealer subsidiary and is recorded at fair value using spot prices. The carrying value of receivables from customers, net and notes receivable, net approximates fair value, given their short duration. Payables to lenders under loans carry variable rates of interest and thus approximate fair value. The fair value of the Company’s senior unsecured notes is estimated to be $47.1 million (carrying value of $45.5 million) as of June 30, 2015, based on the transaction prices at public exchanges for this issuance.
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
The fair value estimates presented in the condensed consolidated financial statements are based on pertinent information available to management as of June 30, 2015 and September 30, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented in the condensed consolidated financial statements.

Cash equivalents, securities, commodities warehouse receipts, derivative financial instruments, commodities leases, exchange common stock and contingent liabilities are carried at fair value, on a recurring basis, and are classified and disclosed into three levels in the fair value hierarchy. Except as disclosed in Note 6, the Company did not have any fair value adjustments for assets or liabilities measured at fair value on a non-recurring basis during the nine months ended June 30, 2015. The three levels of the fair value hierarchy under the Fair Value Measurements and Disclosures Topic of the ASC are:
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

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of June 30, 2015 and September 30, 2014 by level in the fair value hierarchy. There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of June 30, 2015 and September 30, 2014.

	June 30, 2015
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificate of deposits	$1.9	$—	$—	$—	$1.9
Commodities warehouse receipts	18.9	—	—	—	18.9
U.S. government obligations	—	492.9	—	—	492.9
Securities and other assets segregated under federal and other regulations	18.9	492.9	—	—	511.8
Money market funds	289.7	—	—	—	289.7
U.S. government obligations	—	478.2	—	—	478.2
Derivatives	3,063.2	—	—	(2,828.3)	234.9
Deposits and receivables from exchange-clearing organizations	3,352.9	478.2	—	(2,828.3)	1,002.8
Foreign government obligations	—	1.3	—	—	1.3
Derivatives	304.6	1.5	—	(323.6)	(17.5)
Deposits and receivables from broker-dealers, clearing organizations and counterparties - derivatives	304.6	2.8	—	(323.6)	(16.2)
Common and preferred stock and American Depositary Receipts (“ADRs”)	22.1	1.5	0.5	—	24.1
Exchangeable foreign ordinary equities and ADRs	67.3	5.0	—	—	72.3
Corporate and municipal bonds	16.0	2.9	3.5	—	22.4
U.S. government obligations	—	479.6	—	—	479.6
Foreign government obligations	—	10.5	—	—	10.5
Derivatives	365.1	1,103.4	—	(1,428.4)	40.1
Commodities leases	—	93.9	—	(92.7)	1.2
Exchange firm common stock	5.6	—	—	—	5.6
Mutual funds and other	1.9	—	—	—	1.9
Mortgage-backed securities	—	652.3	—	—	652.3
Financial instruments owned	478.0	2,349.1	4.0	(1,521.1)	1,310.0
Physical commodities inventory - precious metals	14.0	—	—	—	14.0
Total assets at fair value	$4,170.3	$3,323.0	$4.0	$(4,673.0)	$2,824.3
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$3.3	$—	$3.3
Payable to broker-dealers, clearing organizations and counterparties - derivatives	3,611.9	1.4	—	(3,613.3)	—
Common and preferred stock and ADRs	24.1	0.4	—	—	24.5
Exchangeable foreign ordinary equities and ADRs	60.9	8.5	—	—	69.4
U.S. government obligations	—	321.7	—	—	321.7
Foreign government obligations	—	0.3	—	—	0.3
Mortgage-backed securities	—	0.2	—	—	0.2
Derivatives	357.7	1,192.9	—	(1,498.0)	52.6
Commodities leases	—	128.2	—	(73.8)	54.4
Financial instruments sold, not yet purchased	442.7	1,652.2	—	(1,571.8)	523.1
Total liabilities at fair value	$4,054.6	$1,653.6	$3.3	$(5,185.1)	$526.4

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

	September 30, 2014
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificates of deposits	$1.5	$—	$—	$—	$1.5
Commodities warehouse receipts	14.8	—	—	—	14.8
U.S. government obligations	—	0.5	—	—	0.5
Securities and other assets segregated under federal and other regulations	14.8	0.5	—	—	15.3
Money market funds	826.8	—	—	—	826.8
U.S. government obligations	—	702.5	—	—	702.5
Derivatives	3,397.1	—	—	(3,671.0)	(273.9)
Deposits and receivables from exchange-clearing organizations	4,223.9	702.5	—	(3,671.0)	1,255.4
Deposits and receivables from broker-dealers, clearing organizations and counterparties - derivatives	549.0	—	—	(550.1)	(1.1)
Common and preferred stock and American Depositary Receipts (“ADRs”)	66.8	15.0	0.7	—	82.5
Exchangeable foreign ordinary equities and ADRs	27.2	—	—	—	27.2
Corporate and municipal bonds	7.1	9.0	3.6	—	19.7
U.S. government obligations	—	0.3	—	—	0.3
Foreign government obligations	—	10.7	—	—	10.7
Derivatives	332.4	2,328.3	—	(2,616.4)	44.3
Commodities leases	—	60.1	—	(58.0)	2.1
Commodities warehouse receipts	3.6	—	—	—	3.6
Exchange firm common stock	4.8	—	—	—	4.8
Mutual funds and other	2.7	—	—	—	2.7
Financial instruments owned	444.6	2,423.4	4.3	(2,674.4)	197.9
Total assets at fair value	$5,233.8	$3,126.4	$4.3	$(6,895.5)	$1,469.0
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$5.5	$—	$5.5
Payable to broker-dealers, clearing organizations and counterparties - derivatives	3,469.8	—	—	(3,469.8)	—
Common and preferred stock and ADRs	92.8	2.6	—	—	95.4
Exchangeable foreign ordinary equities and ADRs	5.8	—	—	—	5.8
Corporate and municipal bonds	2.8	—	—	—	2.8
Derivatives	327.0	2,257.7	—	(2,500.3)	84.4
Commodities leases	—	176.0	—	(100.4)	75.6
Financial instruments sold, not yet purchased	428.4	2,436.3	—	(2,600.7)	264.0
Total liabilities at fair value	$3,898.2	$2,436.3	$5.5	$(6,070.5)	$269.5

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
Realized and unrealized gains and losses are included in ‘trading gains, net’ in the condensed consolidated income statements.

Information on Level 3 Financial Assets and Liabilities
The Company’s financial assets at fair value classified in level 3 of the fair value hierarchy as of June 30, 2015 and September 30, 2014 are summarized below:

(in millions)	June 30, 2015	September 30, 2014
Total level 3 assets	$4.0	$4.3
Level 3 assets for which the Company bears economic exposure	$4.0	$4.3
Total assets	$4,486.8	$3,039.7
Total financial assets at fair value	$2,824.3	$1,469.0
Total level 3 assets as a percentage of total assets	0.1%	0.1%
Level 3 assets for which the Company bears economic exposure as a percentage of total assets	0.1%	0.1%
Total level 3 assets as a percentage of total financial assets at fair value	0.1%	0.3%
The following tables set forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the three months ended June 30, 2015 and 2014, including a summary of unrealized gains (losses) during the respective periods on the Company’s level 3 financial assets and liabilities still held as of June 30, 2015.

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended June 30, 2015
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.5	$—	$—	$—	$—	$—	$0.5
Corporate and municipal bonds	3.6	—	(0.1)	—	—	—	3.5
	$4.1	$—	$(0.1)	$—	$—	$—	$4.0
Liabilities:
Contingent liabilities	$3.1	$—	$0.2	$—	$—	$—	$3.3

	Level 3 Financial Assets and Financial Liabilities For the Nine Months Ended June 30, 2015
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.7	$—	$(0.2)	$—	$—	$—	$0.5
Corporate and municipal bonds	3.6	—	(0.1)	—	—	—	3.5
	$4.3	$—	$(0.3)	$—	$—	$—	$4.0
Liabilities:
Contingent liabilities	$5.5	$—	$0.4	$1.5	$(4.1)	$—	$3.3

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended June 30, 2014
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.7	$—	$—	$—	$—	$—	$0.7
Corporate and municipal bonds	3.4	—	—	—	—	—	3.4
	$4.1	$—	$—	$—	$—	$—	$4.1
Liabilities:
Contingent liabilities	$9.2	$—	$(0.2)	$0.5	$(1.5)	$—	$8.0

	Level 3 Financial Assets and Financial Liabilities For the Nine Months Ended June 30, 2014
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.7	$—	$—	$—	$—	$—	$0.7
Corporate and municipal bonds	3.5	—	(0.1)	—	—	—	3.4
	$4.2	$—	$(0.1)	$—	$—	$—	$4.1
Liabilities:
Contingent liabilities	$9.6	$—	$0.1	$0.5	$(2.2)	$—	$8.0
In accordance with the Fair Value Measurements Topic of the ASC, the Company has estimated on a recurring basis each period the fair value of debentures issued by a single asset owning company of Suriwongse Hotel located in Chiang Mai, Thailand. As of June 30, 2015, the Company’s investment in the hotel is $3.5 million, and included within the corporate and municipal bonds classification in the level 3 financial assets and financial liabilities tables. The Company has classified its investment in the hotel within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. These cash flows are discounted employing present value techniques. The Company estimates the fair value of its investment in these debentures by using a management-developed forecast, which is based on the income approach. There has been no significant change in the fair value of the debentures, and no additional loss has been recognized during the three months ended June 30, 2015 and 2014.
The Company is required to make additional future cash payments based on certain financial performance measures of its acquired businesses. During the nine months ended June 30, 2015, the Company paid $3.4 million, related to the final balance of contingent liability for the Hencorp acquisition. The Company is required to remeasure the fair value of the cash earnout arrangements on a recurring basis in accordance with the guidance in the Business Combinations Topic of the ASC. The Company has classified its liabilities for the contingent earnout arrangements within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. The estimated fair value of the contingent purchase consideration is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted employing present value techniques in arriving at fair value. The discount rate was developed using market participant company data and there have been no significant changes in the discount rate environment. From the dates of acquisition to June 30, 2015, certain acquisitions have had changes in the estimates of undiscounted cash flows, based on actual performances fluctuating from estimates. The fair value of the contingent consideration increased $0.2 million and decreased $0.2 million during the three months ended June 30, 2015 and 2014, respectively, and increased $0.4 million and $0.1 million during the nine months ended June 30, 2015 and 2014, respectively, with the corresponding amount classified as ‘other expense’ in the condensed consolidated income statements.
The Company reports transfers in and out of levels 1, 2 and 3, as applicable, using the fair value of the securities as of the beginning of the reporting period in which the transfer occurred. The Company did not have any transfers between level 1 and level 2 fair value measurements during the three and nine months ended June 30, 2015.
The Company has also classified equity investments in exchange firms’ common stock not pledged for clearing purposes as available-for-sale. The investments are recorded at fair value, with unrealized gains and losses recorded, net of taxes, as a component of other comprehensive income (“OCI”) until realized. As of June 30, 2015, the cost and fair value of all the equity investments in exchange firms was $3.7 million and $5.6 million, respectively. As of September 30, 2014, the cost and fair value of the equity investments in exchange firms was $3.7 million and $4.8 million, respectively.
In June 2015, the Company sold shares of common stock in the Intercontinental Exchange, Inc. (“ICE”). The Company was required to hold these ICE shares for clearing purposes and, as a result, the shares were being held at cost on the condensed consolidated balance sheet. The Company recorded a receivable for the proceeds of $2.1 million, which was received in July 2015, and recognized a gain of $1.2 million before taxes, during the nine months ended June 30, 2015, in connection with the sale of these shares.
The Company recorded unrealized gains of $3.4 million, net of income tax expense of $2.0 million as of June 30, 2015, and unrealized gains of $0.7 million, net of income tax expense of $0.4 million as of September 30, 2014, in OCI related to U.S. government obligations and the remaining equity investments in exchange firms classified as available-for-sale securities.

The following tables summarize the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses of the Company’s investment securities classified as available-for-sale as of June 30, 2015 and September 30, 2014:

June 30, 2015
Amounts included in deposits with and receivables from exchange-clearing organizations and securities segregated:
	Amortized Cost	Unrealized Holding		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$929.7	$3.5	$—	$933.2

September 30, 2014
Amounts included in deposits with and receivables from exchange-clearing organizations:
	Amortized Cost	Unrealized Holding(1)		Estimated Fair Value
(in millions)		Gains	(Losses)
U.S. government obligations	$666.8	$—	$—	$666.8
(1) Unrealized gain/loss on U.S. government obligations as of September 30, 2014, was less than $0.1 million.
As of June 30, 2015 and September 30, 2014, investments in debt securities classified as available-for-sale (“AFS”) mature as follows:

June 30, 2015
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$451.5	$481.7	$933.2

September 30, 2014
	Due in		Estimated Fair Value
(in millions)	Less than 1 year	1 year or more
U.S. government obligations	$287.6	$379.2	$666.8
There were no sales of AFS securities during the three and nine months ended June 30, 2015 and 2014, and as a result, no realized gains or losses were recorded for the three and nine months ended June 30, 2015 and 2014.
For the purposes of the maturity schedule, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the expected maturity of the underlying collateral. Mortgage-backed securities may mature earlier than their stated contractual maturities because of accelerated principal repayments of the underlying loans.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of June 30, 2015 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to June 30, 2015. The total of $523.1 million as of June 30, 2015 includes $52.6 million for derivative contracts, which represents a liability to the Company based on their fair values as of June 30, 2015.
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
The Company employs an interest rate risk management strategy that uses derivative financial instruments in the form of interest rate swaps to manage a portion of the aggregate interest rate position. The Company’s objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap the resulting variable interest earnings into the medium-term interest stream. The risk mitigation of these interest rate swaps is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC, and as a result they are recorded at fair value, with changes in the marked-to-market valuation of the financial instruments recorded within 'trading gains, net' in the consolidated income statements. At June 30, 2015, the Company had $300.0 million in notional principal of interest rate swaps outstanding with a weighted-average life of 29 months.
Listed below are the fair values of the Company’s derivative assets and liabilities as of June 30, 2015 and September 30, 2014. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	June 30, 2015		September 30, 2014
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$2,929.1	$3,116.0	$3,777.7	$3,255.4
OTC commodity derivatives	1,264.8	1,361.3	1,852.3	1,842.9
Exchange-traded foreign exchange derivatives	23.4	20.5	93.5	90.2
OTC foreign exchange derivatives	507.6	489.1	808.0	741.8
Exchange-traded interest rate derivatives	92.4	118.2	13.4	10.2
Equity index derivatives	20.5	58.8	61.9	114.0
Gross fair value of derivative contracts	4,837.8	5,163.9	6,606.8	6,054.5
Impact of netting and collateral	(4,580.3)	(5,111.3)	(6,837.5)	(5,970.1)
Total fair value included in ‘Deposits and receivables from exchange-clearing organizations’	$234.9		$(273.9)
Total fair value included in ‘Deposits and receivables from broker-dealers, clearing organizations and counterparties’	$(17.5)		$(1.1)
Total fair value included in ‘Financial instruments owned, at fair value’	$40.1		$44.3
Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$52.6		$84.4

(1)	As of June 30, 2015 and September 30, 2014, the Company’s derivative contract volume for open positions were approximately 4.0 million and 4.5 million contracts, respectively.
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

The Company enters into TBA securities transactions for the sole purpose of managing risk associated with the purchase of mortgage pass-through securities. TBA securities are included within payables to broker-dealers, clearing organizations and counterparties. Forward settling securities represent non-regular way securities and are included in financial instruments owned and sold. As of June 30, 2015, these transactions are summarized as follows:

	Gain / (Loss)	Notional Amounts
Unrealized gain on TBA securities purchased within payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$0.5	$455.0
Unrealized loss on TBA securities purchased within payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$(0.5)	$393.3
Unrealized gain on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$0.9	$(599.2)
Unrealized loss on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$(1.0)	$(769.7)
Unrealized gain on forward settling securities purchased within financial instruments owned and related notional amounts	$0.1	$139.8
Unrealized gain on forward settling securities sold within financial instruments owned and related notional amounts	$0.1	$(137.9)
(1) The notional amounts of these instruments reflect the extent of the Company's involvement in TBA securities and do not represent risk of loss due to counterparty non-performance.
The following table sets forth the Company’s gains (losses) related to derivative financial instruments for the three and nine months ended June 30, 2015 and 2014, in accordance with the Derivatives and Hedging Topic of the ASC. The gains set forth below are included in ‘trading gains, net’ and ‘income (loss) from discontinued operations, net of tax’ in the condensed consolidated income statements.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2015	2014	2015	2014
Commodities	$20.6	$15.8	$67.0	$46.4
Foreign exchange	1.1	1.3	5.0	6.1
Interest rate	0.5	—	0.6	—
TBA and forward settling securities	0.7	—	3.2	—
Net gains from derivative contracts	$22.9	$17.1	$75.8	$52.5
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

Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held as of June 30, 2015 and September 30, 2014 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting or customer agreements which reduce the exposure to the Company.
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
Note 5 – Receivables From Customers, Net and Notes Receivable, Net
Receivables from customers, net and notes receivable, net include an allowance for bad debts, which reflects the Company’s best estimate of probable losses inherent in the receivables from customers and notes receivable. The Company provides for an allowance for doubtful accounts based on a specific-identification basis. The Company continually reviews its allowance for bad debts. The allowance for doubtful accounts related to receivables from customers was $7.5 million as of June 30, 2015 and $5.7 million as of September 30, 2014. The allowance for doubtful accounts related to notes receivable was $1.0 million as of June 30, 2015 and $0.1 million as of September 30, 2014.
During the three months ended June 30, 2015, the Company recorded bad debt expense of $0.4 million, including provision increases for OTC customer deficits, partially offset by provision decreases for LME customer deficits collected. During the nine months ended June 30, 2015, the Company recorded bad debt expense of $3.2 million, including provision increases of $2.8 million and direct write-offs of $0.4 million. The provision increases are primarily related to OTC and LME customer deficits and notes receivable related to loans pertaining to a former acquisition. During the nine months ended June 30, 2014, the Company recorded bad debt expense of $0.8 million, including provision increases of $0.4 million and direct write-offs of $0.5 million, net of recoveries of $0.1 million.
The Company originates short-term notes receivable from customers with the outstanding balances being insured 90% to 98% by a third party, including accrued interest. The total balance outstanding under insured notes receivable was $39.2 million and $33.8 million as of June 30, 2015 and September 30, 2014, respectively. The Company has sold $28.9 million and $25.8 million of the insured portion of the notes through non-recourse participation agreements with other third parties as of June 30, 2015 and September 30, 2014, respectively.
See discussion of notes receivable related to commodity repurchase agreements in Note 10.
Note 6 – Physical Commodities Inventory
Physical commodities inventories are stated at the lower of cost or market (“LCM”) using the weighted-average price and first-in first-out cost method. Subsequent to the transition of a portion of the Company’s precious metals business to INTL FCStone Ltd. (as discussed in Note 1), precious metals inventory held by INTL FCStone Ltd. is measured at fair value. Cost includes finished commodity or raw material and processing costs related to the purchase and processing of inventories. The carrying values of the Company’s inventory, which consist of all finished commodities inventory, are $46.1 million and $40.0 million as of June 30, 2015 and September 30, 2014, respectively.
As a result of the declining market prices of certain commodities, the Company has recorded LCM adjustments for physical commodities inventory of $0.2 million and $1.0 million as of June 30, 2015 and September 30, 2014, respectively. The adjustments are included in ‘cost of sales of physical commodities’ in the condensed consolidated income statements.

Note 7 – Goodwill
The carrying value of goodwill is allocated to the Company’s operating segments as follows:

(in millions)	June 30, 2015	September 30, 2014
Commercial Hedging	$30.7	$30.7
Global Payments	6.3	6.3
Physical Commodities	2.4	2.4
Securities	8.1	8.1
Goodwill	$47.5	$47.5
Note 8 – Intangible Assets
During the nine months ended June 30, 2015, the Company recorded additional intangible assets of $3.0 million as part of the
G.X. Clarke acquisition. See Note 17 - Acquisitions for additional discussion.
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows:

	June 30, 2015			September 30, 2014
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Software programs/platforms	$3.7	$(2.2)	$1.5	$2.2	$(1.9)	$0.3
Customer base	14.4	(4.6)	9.8	12.9	(3.8)	9.1
	18.1	(6.8)	11.3	15.1	(5.7)	9.4
Intangible assets not subject to amortization
Trade name	1.1	—	1.1	1.1	—	1.1
Total intangible assets	$19.2	$(6.8)	$12.4	$16.2	$(5.7)	$10.5
Amortization expense related to intangible assets was $1.1 million and $0.6 million for the nine months ended June 30, 2015 and 2014, respectively.
As of June 30, 2015, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2015 (remaining three months)	$0.5
Fiscal 2016	1.5
Fiscal 2017	1.5
Fiscal 2018	1.3
Fiscal 2019 and thereafter	6.5
$11.3
Note 9 – Credit Facilities
Variable-Rate Credit Facilities
The Company has four committed credit facilities under which the Company and its subsidiaries may borrow up to $280.0 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities are short term borrowings and carry variable rates of interest, thus approximating fair value. The Company’s credit facilities consist of the following:

•	$140.0 million facility available to INTL FCStone Inc. for general working capital requirements.

•
$75.0 million facility available to the Company’s wholly owned subsidiary, FCStone, LLC, for short-term funding of margin to commodity exchanges. The facility is subject to annual review and guaranteed by INTL FCStone Inc.

•
$40.0 million facility available to the Company’s wholly owned subsidiary, FCStone Merchant Services, LLC, for financing traditional commodity financing arrangements and commodity repurchase agreements. The facility is subject to annual review and is guaranteed by INTL FCStone Inc.

•
$25.0 million facility available to the Company’s wholly owned subsidiary, INTL FCStone Ltd, for short-term funding of margin to commodity exchanges. The facility is subject to annual review and is guaranteed by INTL FCStone Inc.

The Company also has a secured, uncommitted loan facility, under which the Company’s wholly owned subsidiary, FCStone, LLC may borrow up to $50.0 million, collateralized by commodity warehouse receipts, to facilitate U.S. commodity exchange deliveries of its customers, subject to certain terms and conditions of the credit agreement.
Note Payable to Bank
In April 2015, the Company obtained a $4.0 million loan from a commercial bank, secured by equipment purchased with the proceeds. The note is payable in monthly installments, ending in March 2020. The note bears interest at a rate per annum equal to LIBOR plus 2.00%.
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
The following table sets forth a listing of credit facilities, the committed amounts as of June 30, 2015 on the facilities, and outstanding borrowings on the facilities as well as indebtedness on a promissory note and on senior notes as of June 30, 2015 and September 30, 2014:

(in millions)
Credit Facilities				Amounts Outstanding
Borrower	Security	Renewal / Expiration Date	Total Commitment	June 30, 2015	September 30, 2014
INTL FCStone Inc.	Pledged shares of certain subsidiaries	September 20, 2016	$140.0	$50.0	$15.0
FCStone, LLC	None	April 7, 2016	75.0	14.0	—
FCStone, LLC	Commodity warehouse receipts	n/a	—	—	—
FCStone Merchants	Certain commodities assets	May 1, 2016	40.0	7.2	7.5
INTL FCStone, Ltd.	None	November 5, 2015	25.0	—	—
			$280.0	71.2	22.5
Note Payable to Bank
Monthly installments, due March 2020 and secured by certain equipment				3.8	—
Senior Unsecured Notes
8.50% senior notes, due July 30, 2020				45.5	45.5
Total indebtedness				$120.5	$68.0
As reflected above, $140 million of the Company’s committed credit facilities are scheduled to expire within twelve months of this filing. The Company intends to renew or replace these facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with these covenants could result in the debt becoming payable on demand. As of June 30, 2015, the Company was in compliance with all of its financial covenants under its credit facilities.

Note 10 – Commodity and Other Repurchase Agreements and Collateralized Transactions
The Company’s outstanding notes receivable in connection with sale/repurchase agreements, under which customers sell certain commodity inventory and agree to repurchase the commodity inventory at a future date at either a fixed or floating rate, as of June 30, 2015 and September 30, 2014 were $18.3 million and $20.6 million, respectively.
The obligations outstanding related to commodities sold under repurchase agreements that are recorded in ‘lenders under loans’ as of June 30, 2015 and September 30, 2014 were $7.2 million and $7.5 million, respectively.
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
The Company pledges financial instruments owned to collateralize repurchase agreements. At June 30, 2015, on a settlement date basis, financial instruments owned of $205.1 million were pledged as collateral under repurchase agreements. The counterparty has the right to repledge the collateral in connection with these transactions. These financial instruments owned have been pledged as collateral and have been parenthetically disclosed on the condensed consolidated balance sheet.
In addition, as of June 30, 2015, the Company pledged settlement date financial instruments owned of $856.6 million and securities received under reverse repurchase agreements of $38.0 million to cover collateral for tri-party repurchase agreements. For these securities, the counterparty does not have the right to sell or repledge the collateral.
At June 30, 2015, the Company has accepted collateral that it is permitted by contract or custom to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements. The fair value of such collateral at June 30, 2015, was approximately $340.4 million of which $304.5 million was used to cover securities sold short which are recorded in financial instruments sold, not yet purchased on the condensed consolidated balance sheet. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased and to obtain financing in the form of repurchase agreements. At June 30, 2015, substantially all of the above collateral had been delivered against financial instruments sold, not yet purchased or repledged by the Company to obtain financing.
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
As of June 30, 2015 and September 30, 2014, the condensed consolidated balance sheets include loss contingency accruals recorded prior to these periods then ended, which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, and in addition to the possible losses discussed below, is not likely to be material to the Company’s earnings, financial position or liquidity.
The following is a summary of significant legal matters involving the Company.
Securities Litigation and Regulatory Proceedings
In January 2014, a purported class action was filed in the United States District Court for the Southern District of New York against the Company and certain of its officers and directors. The complaint alleged violations of federal securities laws, and claimed that the Company issued false and misleading information concerning the Company’s business and prospects. The action sought unspecified damages on behalf of persons who purchased the Company’s shares between February 17, 2010 and December 16, 2013. The lead plaintiff’s amended complaint was filed in June 2014. The Company’s motion to dismiss the complaint was filed in July 2014. At the court hearing on February 4, 2015, the Company’s motion was granted and the amended complaint was dismissed, however the lead plaintiff was given leave to amend its complaint. The lead plaintiff’s second amended complaint was filed on March 6, 2015, and it narrowed the purported class to persons who purchased Company’s shares between December 15, 2010 and December 16, 2013. On March 27, 2015, the Company filed a motion to dismiss the second amended complaint. The lead plaintiff’s memorandum in opposition was filed on April 13, 2015 and the Company’s reply in support of its motion to dismiss the second amended complaint was filed on April 27, 2015. The matter was heard on July 9, 2015 and on July 13, 2015 the second amended complaint was dismissed in its entirety, with prejudice and without leave to replead.
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
On February 10, 2015, based on a new theory, the trustee filed a motion for judgment against FCStone in the United States District Court, for the Northern District of Illinois, seeking to claw back the post-petition transfer of $14.5 million and to recover the funds held in reserve in the name of FCStone. FCStone filed its opposition brief and an associated motion for judgment on March 17, 2015. The trustee filed its reply briefs on April 7, 2015 and the Company filed its reply briefs on April 22, 2015. The Company has determined that losses related to this matter are neither probable nor reasonably possible. The Company believes the case is without merit and intends to defend itself vigorously.
Contractual Commitments
Contingent Liabilities - Acquisitions
Under the terms of the purchase agreements related to the acquisitions listed below, the Company has obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The contingent liability for these estimated additional purchase price considerations of $3.3 million and $5.5 million are included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets as of June 30, 2015 and September 30, 2014. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings. The change in fair value during the nine months ended

June 30, 2015 and 2014 were increases of $0.4 million and $0.1 million, respectively, and are included in ‘other’ in the condensed consolidated income statements.
The Company has a contingent liability relating to the December 2012 acquisition of the accounts of Tradewire Securities, LLC, which may result in the payment of additional purchase price consideration. The contingent liability recorded represents the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings during three annual periods and a six month period, after the third annual period, following the closing of the acquisition, for a total of four payments, with a discount rate being applied to those future payments. The present value of the estimated total purchase price, including contingent consideration, is $3.9 million as of June 30, 2015, of which $1.8 million remains outstanding and is included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheet.
The Company has a contingent liability relating to the January 2015 acquisition of G.X. Clarke, which may result in the payment of additional purchase price consideration. The contingent consideration, which in no event shall exceed $1.5 million, is expected to be paid in two payments. See additional discussion of the acquisition and contingent consideration in Note 17 - Acquisitions. The estimated total purchase price, including contingent consideration, is $28.9 million as of June 30, 2015, of which $1.5 million remains outstanding and is included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheet.
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
Self-Insurance
On January 1, 2014, the Company entered into a program to self-insure its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. Liabilities are recognized based on claims filed and an estimate of claims incurred but not reported. The Company has purchased stop-loss coverage to limit its exposure on a per claim basis and in aggregate in the event that aggregated actual claims would exceed 120% of actuarially estimated claims. The Company is insured for covered costs in excess of these limits. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s condensed consolidated financial position or results of operations. As of June 30, 2015, the Company had $1.0 million accrued for self-insured medical and dental claims included in ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.

Note 12 – Capital and Other Regulatory Requirements
The Company’s activities are subject to significant governmental regulation, both in the United States and overseas. The subsidiaries of the Company were in compliance with all of their regulatory requirements as of June 30, 2015, as follows:

(in millions)			As of June 30, 2015
Subsidiary	Regulatory Authority	Requirement Type	Actual	Minimum Requirement
FCStone, LLC	CFTC	Net capital	$115.9	$63.3
FCStone, LLC	CFTC	Segregated funds	$1,688.6	$1,641.5
FCStone, LLC	CFTC	Secured funds	$78.5	$59.5
INTL FCStone Ltd	FCA (United Kingdom)	Net capital	$98.1	$67.3
INTL FCStone Ltd	FCA (United Kingdom)	Segregated funds	$89.2	$89.2
INTL FCStone Securities Inc.	SEC	Net capital	$12.9	$1.3
FCC Investments, Inc.	SEC	Net capital	$0.3	$0.3
INTL FCStone Partners L.P.	SEC	Liquid capital	$27.1	$9.9
INTL FCStone Pty Ltd.	Australian Securities and Investment Commission	Net capital	$1.5	$0.8
INTL FCStone Pty Ltd.	Australian Securities and Investment Commission	Segregated funds	$15.1	$7.7
INTL FCStone Pty Ltd.	New Zealand Clearing Ltd	Capital adequacy	$11.5	$3.4
INTL FCStone DTVM Ltda.	Brazilian Central Bank and Securities and Exchange Commission of Brazil	Capital adequacy	$2.9	$0.5
Gainvest S.A. Sociedad Gerente de FCI	Comision Nacional de Valores	Capital adequacy	$5.7	$0.2
Gainvest S.A. Sociedad Gerente de FCI	Comision Nacional de Valores	Net capital	$0.2	$0.1
INTL Capital S.A.	General Inspector of Justice (Argentina)	Net capital	$9.8	$8.8
INTL CIBSA S.A.	Comision Nacional de Valores	Capital adequacy	$4.5	$1.8
INTL CIBSA S.A	Comision Nacional de Valores	Net capital	$3.7	$1.0
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of June 30, 2015, these subsidiaries were in compliance with their local capital adequacy requirements.
Note 13 – Share-Based Compensation
Share-based compensation expense is included in ‘compensation and benefits’ in the condensed consolidated income statements and totaled $1.0 million and $1.0 million for the three months ended June 30, 2015 and 2014, respectively, and $2.8 million and $3.2 million for the nine months ended June 30, 2015 and 2014, respectively.
Stock Option Plan
The Company sponsors a stock option plan for its directors, officers and employees. The 2013 Stock Option Plan, which was approved by the Company’s Board of Directors and shareholders, authorizes the Company to issue stock options covering up to 1.0 million shares of the Company’s common stock. As of June 30, 2015, there were 0.8 million shares available for future grant under this plan. Awards that expire or are forfeit generally become available for issuance again under the plan. The Company settles stock option exercises with newly issued shares of common stock.
Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

Nine Months Ended June 30, 2015
Expected stock price volatility	34%
Expected dividend yield	—%
Risk free interest rate	0.80%
Average expected life (in years)	2.88
Expected stock price volatility rates are based primarily on the historical volatility. The Company has not paid dividends in the past and does not currently expect to do so in the future. Risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option award. The average expected life represents the estimated period of time that options or awards granted are expected to be outstanding, based on the Company’s historical share option exercise experience for similar option grants. The weighted average fair value of options issued during the nine months ended June 30, 2015 was $4.31.
The following is a summary of stock option activity for the nine months ended June 30, 2015:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2014	913,500	1,578,056	$25.38	$11.58	4.16	$1.9
Granted	(91,000)	91,000	$20.54	$4.31
Exercised		(315,131)	$11.85	$6.43
Forfeited	3,665	(7,332)	$19.10	$4.99
Expired	—	(45,359)	$27.92	$12.08
Balances as of June 30, 2015	826,165	1,301,234	$28.26	$12.34	4.48	$10.5
Exercisable as of June 30, 2015		356,267	$37.88	$13.52	1.54	$2.3
The total compensation cost not yet recognized for non-vested awards of $7.0 million as of June 30, 2015 has a weighted-average period of 4.60 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. The total intrinsic value of options exercised during the nine months ended June 30, 2015 and 2014 was $3.6 million and $1.8 million, respectively.
Restricted Stock Plan
The Company sponsors a restricted stock plan for its directors, officers and employees. As of June 30, 2015, 1.0 million shares were authorized for future grant under the 2012 Restricted Stock Plan. Awards that are forfeit generally become available for issuance again under the plan. The Company utilizes newly issued shares of common stock to make restricted stock grants.
The following is a summary of restricted stock activity for the nine months ended June 30, 2015:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances as of September 30, 2014	1,096,325	229,851	$20.03	1.79	$4.0
Granted	(116,024)	116,024	$20.48
Vested		(108,083)	$21.42
Forfeited	470	(470)	$18.08
Balances as of June 30, 2015	980,771	237,322	$19.62	2.30	$7.9
The total compensation cost not yet recognized of $3.5 million as of June 30, 2015 has a weighted-average period of 2.30 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.

Note 14 – Other Expenses
Other expenses for the three and nine months ended June 30, 2015 and 2014 consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2015	2014	2015	2014
Contingent consideration, net	$0.2	$—	$0.4	$0.3
Insurance	0.3	0.3	1.2	1.2
Advertising, meetings and conferences	0.7	0.8	2.0	2.5
Non-trading hardware and software maintenance and software licensing	1.2	1.1	3.5	2.6
Office supplies and printing	0.3	0.2	0.9	0.8
Other clearing related expenses	0.2	0.3	0.8	0.9
Other non-income taxes	1.1	1.0	3.0	2.9
Other	1.7	1.5	4.8	4.0
Total other expenses	$5.7	$5.2	$16.6	$15.2
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
The following table summarizes the changes in accumulated other comprehensive income (loss) for the nine months ended June 30, 2015.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Unrealized Gain or Loss on Available-for-Sale Securities		Accumulated Other Comprehensive Loss
Balances as of September 30, 2014	$(8.7)	$(3.5)	$0.6		$(11.6)
Other comprehensive income (loss), net of tax before reclassifications	(1.4)	—	2.7		1.3
Amounts reclassified from AOCI, net of tax	—	—	—	(1)	—
Net current period other comprehensive income (loss), net of tax	(1.4)	—	2.7		1.3
Balances as of June 30, 2015	$(10.1)	$(3.5)	$3.3		$(10.3)

(1) Amounts reclassified from OCI for the nine months ended June 30, 2015 were less than $0.1 million.
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
The valuation allowance for deferred tax assets as of June 30, 2015 and September 30, 2014 was $3.2 million and $2.8 million, respectively. The net change in the total valuation allowance for the three months ended June 30, 2015 was an increase of $0.4 million. The valuation allowances as of June 30, 2015 and September 30, 2014 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized.

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
The income tax expense from continuing operations of $5.0 million and $0.3 million for the three months ended June 30, 2015 and 2014, and income tax expense from continuing operations of $14.3 million and $4.4 million for the nine months ended June 30, 2015 and 2014, respectively, reflect estimated federal, foreign and state taxes.
For the three months ended June 30, 2015, the Company’s effective tax rate was 29% compared to 8% for the three months ended June 30, 2014. The effective rate was lower for the three months ended June 30, 2014 due to certain discrete items recognized during that quarter. For the nine months ended June 30, 2015, the Company’s effective tax rate was 29% compared to 24% for the nine month ended June 30, 2014.
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
The acquisition agreement includes the purchase of certain tangible assets and assumption of certain liabilities. For the acquisition, management has made an initial fair value estimate of the assets acquired and liabilities assumed as of January 1, 2015. The Company believes that due to the short-term nature of many of the tangible assets acquired and liabilities assumed, that their carrying values, as included in the historical financial statements of G.X. Clarke, approximates their fair values. The portion of the purchase price representing the initial premium paid of $1.5 million and contingent consideration of $1.5 million has been preliminarily allocated to goodwill and intangible assets. As the Company has not finalized its purchase accounting, the premium of $1.5 million and the contingent consideration of $1.5 million have been provisionally assigned to the customer base and software programs/platforms intangible assets, respectively (see Note 8). However, no useful life has been assigned and as a result, no amortization has been recorded during the nine months ended June 30, 2015. All purchase accounting estimates are subject to revision until the Company finalizes its purchase accounting estimates with the assistance of a third-party valuation expert.
As part of the net cash paid, the Company and G.X. Clarke established two escrow accounts totaling $10.0 million, related to an Adjustment Escrow and Indemnity Escrow. The Adjustment Escrow, of $5.0 million, related to potential purchase price adjustment obligations was released, during nine months ended June 30, 2015, upon determination of the final tangible book value of net assets of G.X. Clarke. The Indemnity Escrow, of $5.0 million, relates to potential claims made by the Company for indemnification in accordance with the terms of the acquisition agreement and is to be released immediately following the twenty-four month anniversary of the closing date of the acquisition. The remaining escrow balance is included in ‘other assets’ in the condensed consolidated balance sheet.

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
As discussed above, the terms of the acquisition agreement include a contingent payment of an additional purchase price of up to $1.5 million, based on the performance of the acquired business. The contingent consideration, which in no event shall exceed $1.5 million, is expected to be paid in two payments. The first payment is expected to occur after the first four full fiscal quarters commencing after the closing date. This payment is estimated to be $0.5 million, if the acquired business generates at least $5.0 million in after-tax net income over the first four full fiscal quarters after the closing date. The second and final payment is expected to occur after the twelfth full fiscal quarter commencing after the closing date. This payment is estimated to be $1.0 million, if the acquired business has generated accumulated after-tax net income of greater than $30.0 million over the twelve full fiscal quarters commencing after the closing date. As the Company has not finalized its purchase accounting, an initial estimate of $1.5 million for the contingent payment is recorded as a liability in the condensed consolidated balance sheet as of June 30, 2015.
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

Proforma Results of Operations:	Three Months Ended June 30, 2014
(in millions, except per share amounts)	INTL FCStone Inc.	G.X. Clarke & Co.	Combined
Operating revenues	$118.2	9.8	$128.0
Net income	$3.5	0.8	$4.3
Basic earnings per share	$0.19	0.04	$0.23
Diluted earnings per share	$0.18	0.04	$0.22

Proforma Results of Operations:	Nine Months Ended June 30, 2015			Nine Months Ended June 30, 2014
(in millions, except per share amounts)	INTL FCStone Inc.(1)	G.X. Clarke & Co.(2)	Combined	INTL FCStone Inc.	G.X. Clarke & Co.	Combined
Operating revenues	$445.6	8.7	$454.3	$360.3	32.7	$393.0
Net income	$34.6	0.7	$35.3	$13.5	4.7	$18.2
Basic earnings per share	$1.82	0.04	$1.86	$0.71	0.24	$0.95
Diluted earnings per share	$1.78	0.04	$1.82	$0.69	0.24	$0.93
(1) Includes the amounts of the acquired business from January 1, 2015. The amounts of revenues and earnings of the acquired business since the acquisition date included in the consolidated income statement were $20.7 million and $3.0 million, respectively.
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
Summarized below are the components of the Company’s income (loss) from discontinued operations for the three and nine months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2015	2014	2015	2014
Total revenues from discontinued operations	$—	$—	$—	$40.9
Total cost of sales of physical commodities from discontinued operations	—	—	—	40.2
Operating revenues	$—	$—	$—	$0.7

Loss from discontinued operations before income taxes	$—	$(0.3)	$—	$(0.4)
Income tax benefit	—	0.1	—	0.1
Loss from discontinued operations, net of tax	$—	$(0.2)	$—	$(0.3)
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
Securities
Through INTL FCStone Securities Inc., the Company provides value-added solutions that facilitate cross-border trading. The Company believes its clients value the Company’s ability to manage complex transactions, including foreign exchange, utilizing its local understanding of market convention, liquidity and settlement protocols around the world. The Company’s clients include U.S.-based regional and national broker-dealers and institutions investing or executing customer transactions in international markets and foreign institutions seeking access to the U.S. securities markets. The Company is one of the leading market makers in foreign securities, including unlisted ADRs and foreign ordinary shares. The Company makes markets in approximately 800 ADRs and foreign ordinary shares traded in the OTC market and will, on request, make prices in more than 8,000 other ADRs and foreign common. In addition, the Company is a broker-dealer in Argentina where it is active in providing institutional executions in the local capital markets.
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
Physical Commodities
This segment consists of the Company’s physical precious metals trading and physical agricultural and energy commodity businesses. In precious metals, the Company provides a full range of trading and hedging capabilities, including OTC products, to select producers, consumers, and investors. In the Company’s trading activities, it acts as a principal, committing its own capital to buy and sell precious metals on a spot and forward basis.
On April 10, 2015 (the “transfer date”), the Company transitioned the portion of its precious metals business conducted through its unregulated domestic subsidiary, INTL Commodities Inc., to its United Kingdom based broker-dealer subsidiary, INTL FCStone Ltd. INTL FCStone Ltd. is regulated by the Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the United Kingdom.
Subsequent to the transfer, precious metals inventory held by INTL FCStone Ltd. is measured at fair value, with changes in fair value included as a component of ‘trading gains, net’ on the condensed consolidated income statement, in accordance with U.S. GAAP accounting requirements for broker-dealers. Precious metals inventory held by subsidiaries that are not broker-dealers continues to be valued at the lower of cost or market value.
Prior to the transfer, INTL Commodities Inc.’s precious metals sales and costs of sales were recorded on a gross basis in accordance with the Revenue Recognition Topic of the ASC. Subsequent to the transfer, INTL FCStone Ltd.’s precious metals sales and cost of sales are presented on a net basis and included as a component of ‘trading gains, net’ on the condensed consolidated income statements, in accordance with U.S GAAP accounting requirements for broker-dealers. Precious metals sales and cost of sales for subsidiaries that are not broker-dealers continue to be recorded on a gross basis.
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
The Company records its physical agricultural and energy commodities revenues on a gross basis. Operating revenues and losses from its commodities derivatives activities are included in ‘trading gains, net’ in the condensed consolidated income statements. Inventory for the physical agricultural and energy commodities business is valued at the lower of cost or fair value under the provisions of the Inventory Topic of the ASC.

The Company generally mitigates the price risk associated with commodities held in inventory through the use of derivatives. The Company does not elect hedge accounting under U.S. GAAP in accounting for this price risk mitigation. In such situations, for subsidiaries that are not broker-dealers, unrealized gains in inventory are not recognized under U.S. GAAP, but unrealized gains and losses in related derivative positions are recognized under U.S. GAAP. As a result, reported earnings from physical commodities trading may be subject to significant volatility when calculated under U.S. GAAP.
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

Information concerning operations in these segments of business is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2015	2014	2015	2014
Total revenues:
Commercial Hedging	$62.2	$54.9	$195.3	$164.3
Global Payments	18.2	13.6	51.8	40.0
Securities	36.5	20.0	89.8	58.6
Physical Commodities	3,847.6	6,890.5	31,636.2	23,020.3
Clearing and Execution Services	29.5	27.1	92.2	85.5
Corporate unallocated	1.1	(1.0)	(0.5)	(2.0)
Total	$3,995.1	$7,005.1	$32,064.8	$23,366.7
Operating revenues (loss):
Commercial Hedging	$62.2	$54.9	$195.3	$164.3
Global Payments	18.2	13.6	51.8	40.0
Securities	36.5	20.0	89.8	58.6
Physical Commodities	4.1	3.6	17.0	13.9
Clearing and Execution Services	29.5	27.1	92.2	85.5
Corporate unallocated	1.1	(1.0)	(0.5)	(2.0)
Total	$151.6	$118.2	$445.6	$360.3
Net operating revenues (loss):
Commercial Hedging	$50.3	$44.1	$161.0	$132.9
Global Payments	16.3	11.9	45.9	34.7
Securities	25.3	12.8	60.8	40.2
Physical Commodities	3.8	3.0	15.3	11.7
Clearing and Execution Services	9.0	6.5	27.7	22.0
Corporate unallocated	(1.3)	(2.3)	(6.2)	(6.2)
Total	$103.4	$76.0	$304.5	$235.3
Net contribution:
(Revenues less cost of sales, transaction-based clearing expenses, variable bonus compensation, introducing broker commissions and interest expense)
Commercial Hedging	$34.5	$32.2	$114.4	$97.3
Global Payments	13.0	9.3	36.6	27.1
Securities	20.2	9.7	46.4	30.5
Physical Commodities	3.2	2.0	12.1	9.2
Clearing and Execution Services	7.0	5.5	22.0	17.7
Total	$77.9	$58.7	$231.5	$181.8
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial Hedging	$18.7	$16.6	$65.3	$51.3
Global Payments	10.2	7.0	28.3	20.3
Securities	12.8	4.9	26.7	15.9
Physical Commodities	0.9	0.1	5.8	3.6
Clearing and Execution Services	2.8	0.9	9.3	4.3
Total	$45.4	$29.5	$135.4	$95.4
Reconciliation of segment income to income from continuing operations, before tax:
Segment income	$45.4	$29.5	$135.4	$95.4
Net costs not allocated to operating segments	28.2	25.5	86.5	77.2
Income from continuing operations, before tax	$17.2	$4.0	$48.9	$18.2

(continued)
(in millions)	As of June 30, 2015	As of September 30, 2014
Total assets:
Commercial Hedging	$1,184.6	$1,400.9
Global Payments	55.5	51.9
Securities	1,736.6	235.5
Physical Commodities	129.6	116.8
Clearing and Execution Services	1,282.0	1,136.2
Corporate unallocated	98.5	98.4
Total	$4,486.8	$3,039.7
Note 20 – Subsequent Event
On July 1, 2015, the Company merged three of its wholly owned subsidiaries (FCStone, LLC, INTL FCStone Partners LP, and FCC Investments, Inc.) into its wholly owned subsidiary, INTL FCStone Securities Inc, and renamed the surviving subsidiary INTL FCStone Financial Inc. INTL FCStone Financial is registered as a broker-dealer with FINRA and is registered as a futures commission merchant with the CFTC and NFA.
In connection with the aforementioned merger of wholly owned subsidiaries, the Company transferred its remaining available-for-sale investments, at fair value, to the trading category in accordance with the accounting requirements for Broker-Dealers. The July 1, 2015 transfer of securities results in $3.4 million, net of tax, of unrealized gains not previously recognized in earnings to be recognized in earnings immediately during the fourth quarter of fiscal 2015.

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
Our leadership positions span markets such as commodity risk management advisory services; global payments; market-making in international equities and other securities; fixed income; physical trading and hedging of precious metals and select other commodities; execution of listed futures and options on futures contracts on all major commodity exchanges and foreign currency trading, among others. These businesses are supported by our global infrastructure of regulated operating subsidiaries, advanced technology platform and team of more than 1,200 employees. We currently maintain more than 20,000 accounts representing approximately 11,000 clients, located in more than 100 countries.
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
Executive Summary
We experienced strong revenue growth across all of our business segments during the third quarter of 2015, led by record operating revenues in our Securities segments, growing 83% compared to the prior year. In addition, Global Payments recorded continued growth in operating revenues with the number of payments growing 67% over the prior year period. Our largest segment, Commercial Hedging experienced double digit revenue growth, improving 13% while the Physical Commodity and CES segments recorded 14% and 9% growth, respectively. This combined growth led to operating revenues of $151.6 million in the third quarter of 2015, a 28% increase over the prior year.
Interest income on customer deposits remains constrained by historically low short term interest rates, however, interest income in our Commercial Hedging and CES segments increased $1.4 million over the prior year period as a result of the continued implementation of our interest rate management program. In addition, overall interest income increased to $10.6 million, primarily from our acquisition of G.X. Clarke & Co. (“G.X. Clarke”), an institutional fixed income dealer, on January 1, 2015, which added $6.5 million in interest income in the third quarter of 2015.
The strong growth in our Securities segment operating revenues was as a result of a 57% increase in equity market-making volumes as well as the acquisition of G.X. Clarke, which added an incremental $10.2 million in operating revenues in the third quarter. Operating revenues in our Global Payments increased 34% on strong volumes, however this was partially tempered by a 20% decline in the average revenue per payment due to increased volumes from our commercial banking customers.
The growth in our core Commercial Hedging operating revenues was the result of an increase in interest income on customer deposits and an increase in exchange-traded revenues, particularly on the LME. In addition, OTC operating revenues increased 11% on 25% volume growth versus the prior year, both of which were driven by strong performance in the agricultural commodity markets.

In our CES segment, an increase in interest income as well as a 99% increase in foreign exchange prime brokerage volumes drove the improved performance versus the prior year. Exchange-traded volumes in this segment increased 8%, however exchange traded operating revenues declined modestly, as the result of an 8% decline in the average rate per contract due to the overall business mix. Our Physical Commodity segment performance improved over the prior year primarily as a result of increased activity in precious metals, primarily in the Far Eastern markets.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 59% of total expenses in the third quarter of 2015 compared to 55% in the prior year, while non-variable expenses increased by 7% between the two periods, primarily as a result of the acquisition of G.X. Clarke. Overall, net income from continuing operations increased 230% to $12.2 million in the third quarter primarily due to the overall increase in operating revenues.
Selected Summary Financial Information
As discussed in previous filings and elsewhere in this report on Form 10-Q, U.S. GAAP requires us to carry derivatives at fair value but physical commodities inventory, for subsidiaries that are not broker-dealers, at the lower of cost or fair value. Under U.S. GAAP, gains and losses on such commodities inventory and derivatives which we intend to be offsetting are often recognized in different periods. Additionally, in certain circumstances, U.S. GAAP does not permit us to reflect changes in estimated values of forward commitments to purchase and sell commodities. In such circumstances, the forward commitments to purchase and sell commodities, which we do not reflect in the condensed consolidated balance sheets, do not qualify as a derivative under the Derivatives and Hedging Topic of the Accounting Standards Codification (“ASC”). These requirements may have a temporary impact on our reported earnings.
Change in Precious Metals Accounting
We have trading activities in a variety of physical commodities, including actively trading precious metals whereby we provide a full range of trading and hedging capabilities, including OTC products, to select producers, consumers, and investors. In our precious metals trading activities, we act as a principal, committing our own capital to buy and sell precious metals on a spot and forward basis.
On April 10, 2015 (the “transfer date”), we transitioned the portion of our precious metals business conducted through our unregulated domestic subsidiary, INTL Commodities Inc., to our United Kingdom based broker-dealer subsidiary, INTL FCStone Ltd. INTL FCStone Ltd. is regulated by the Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the United Kingdom.
Prior to the transfer, precious metals inventory held by INTL Commodities Inc. was valued at the lower of cost or market value, under the provisions of the Inventory Topic of the ASC, using the weighted-average price and first-in first-out costing method. In anticipation of the transfer of the precious metals business, INTL Commodities Inc. liquidated all of its precious metals inventory as of the transfer date. Subsequent to the transfer, precious metals inventory held by INTL FCStone Ltd. is measured at fair value, with changes in fair value included as a component of ‘trading gains, net’ on the condensed consolidated income statement, in accordance with U.S. GAAP accounting requirements for broker-dealers. Precious metals inventory held by our subsidiaries that are not broker-dealers continues to be valued at the lower of cost or market value.
Prior to the transfer, INTL Commodities Inc.’s precious metals sales and costs of sales were recorded on a gross basis in accordance with the Revenue Recognition Topic of the ASC. Subsequent to the transfer, INTL FCStone Ltd.’s precious metals sales and cost of sales are presented on a net basis and included as a component of ‘trading gains, net’ on the condensed consolidated income statements, in accordance with U.S GAAP accounting requirements for broker-dealers. Precious metals sales and cost of sales for subsidiaries that are not broker-dealers continue to be recorded on a gross basis.
We do not expect this change to significantly impact users of our financial statements. This change has no effect on operating revenues, income from continuing operations, or net income. Management has historically assessed the performance of the physical commodities businesses on an operating revenue basis, and continues to do so.

Results of Operations
Set forth below is a discussion of the results of our operations, as viewed by management, for the three and nine months ended June 30, 2015 and 2014.
Financial Information (Unaudited)

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2015	% Change	2014	2015	% Change	2014
Operating revenues	$151.6	28%	$118.2	$445.6	24%	$360.3
Transaction-based clearing expenses	30.2	7%	28.1	91.4	13%	81.0
Introducing broker commissions	13.1	13%	11.6	37.6	4%	36.0
Interest expense	4.9	96%	2.5	12.1	51%	8.0
Net operating revenues	103.4	36%	76.0	304.5	29%	235.3
Compensation and other expenses	86.2	20%	72.0	255.6	18%	217.1
Income from continuing operations, before tax	17.2	330%	4.0	48.9	169%	18.2
Income tax expense	5.0	1,567%	0.3	14.3	225%	4.4
Net income from continuing operations	12.2	230%	3.7	34.6	151%	13.8
Loss from discontinued operations, net of tax	—	—	(0.2)	—	—	(0.3)
Net income	$12.2	249%	$3.5	$34.6	156%	$13.5

Balance Sheet information:				June 30, 2015	% Change	June 30, 2014
Total assets				$4,486.8	41%	$3,184.1
Payables to lenders under loans				$75.0	(5)%	$79.0
Senior unsecured notes				$45.5	—%	$45.5
Stockholders’ equity				$382.4	13%	$339.9
The selected data table below reflects key operating metrics used by management in evaluating our product lines, for the periods indicated:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2015	% Change	2014	2015	% Change	2014
Volumes and Other Data:
Exchange-traded volume (contracts, 000’s)	24,095.2	9%	22,197.6	75,454.3	6%	71,040.7
OTC volume (contracts, 000’s)	444.9	25%	356.6	1,183.8	20%	988.5
Global payments (# of payments, 000’s)	79.8	67%	47.7	237.2	78%	133.5
Gold equivalent ounces traded (000’s)	27,845.3	62%	17,239.3	99,410.6	75%	56,836.9
Equity market-making (gross dollar volume, millions)	$27,052.1	57%	$17,254.2	$78,113.2	48%	$52,904.8
Foreign exchange prime brokerage volume (U.S. notional, millions)	$129,946.2	99%	$65,306.9	$353,983.8	42%	$249,205.0
Average assets under management (U.S. dollar, millions)	$534.5	10%	$484.2	$565.2	10%	$512.2
Average customer segregated equity (millions)	$1,469.7	(18)%	$1,799.1	$1,809.4	4%	$1,733.2
Operating Revenues
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Operating revenues increased 28% to $151.6 million in the third quarter compared to $118.2 million in the prior year. Third quarter operating revenues include a $1.2 million before tax gain on the sale of common stock held in the Intercontinental Exchange, Inc. All segments of our business experienced operating revenue growth compared to the prior year, led by record operating revenues in our Securities segment, which increased $16.5 million compared to the prior year period. In addition, our Commercial Hedging and Global Payments segment operating revenues experienced strong growth, increasing $7.3 million and $4.6 million, respectively. Physical Commodities operating revenues increased $0.5 million, and Clearing and Execution Services (“CES”) added $2.4 million compared to the prior year.

Operating revenues in our largest segment, Commercial Hedging, increased 13% in the third quarter to $62.2 million, as exchange-traded revenues increased $4.6 million, primarily driven by the LME metals business, to $31.5 million in the third quarter. The increased customer volumes in these markets drove an overall 12% increase in exchange-traded volumes compared to the prior year. In addition, OTC revenues increased 11%, to $25.3 million, driven by 29% growth in agricultural commodity OTC revenues resulting. Overall OTC volumes increased 25% compared to the prior year period.
Operating revenues in our Securities segment increased 83% to $36.5 million in the third quarter compared to the prior year. Operating revenues increased as a result of strong growth in our equity market making business, driven by improved market conditions, as well as in debt trading following our acquisition of the institutional fixed income dealer, G.X. Clarke on January 1, 2015.
Operating revenues in our Global Payments segment increased 34% in the third quarter to $18.2 million compared to the prior year, driven by a 67% increase in the number of global payments made, however spreads narrowed in this business due to a continuing increase in lower dollar value per payment transaction volume from financial institutions.
Our Physical Commodity segment operating revenues increased $0.5 million compared to the prior year period as a result of a 62% increase in the number of ounces traded in precious metals. These increases in precious metals were partially offset by a decline in the Physical Ag.’s & Energy product, primarily due to a decline in our customer volumes in the feed ingredient industry.
Operating revenues in our CES segment increased $2.4 million to $29.5 million the third quarter. Exchange-traded commission and clearing fee revenues decreased $0.4 million, despite an 8% increase in exchange-traded volumes due to the overall business mix. Increased market volatility drove a $1.9 million increase in operating revenues in the customer prime brokerage produce line, with customer volumes increasing 99% in the third quarter compared to the prior year.
Overall interest income increased $8.5 million to $10.6 million in the third quarter. Historically, our interest income has been driven by the average customer segregated equity in our Commercial Hedging and CES segments, as well as short term interest rates. Our acquisition of G.X. Clarke, resulted in a significant change to our aggregate level of interest income, adding $6.5 million in interest income during the third quarter. Interest income in our Commercial Hedging and CES segments increased $1.4 million, despite an 18% decrease in the average customer segregated equity, as a result of the continued implementation of our interest rate management program, which includes the purchase of medium term U.S. Treasury notes and the utilization of interest rate swaps.
See Segment Information below for additional information on activity in each of the segments.
Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014
Our operating revenues for the current nine months ended and the prior year were $445.6 million and $360.3 million, respectively. Operating revenues for the current nine months ended include a $1.2 million before tax gain on the sale of common stock held in the Intercontinental Exchange, Inc. All segments of our business experienced operating revenue growth compared to the prior year, led by our Commercial Hedging and Securities segments which increased $31.0 million and $31.2 million, respectively. In addition, operating revenues in our Global Payments segment increased $11.8 million, while our CES and Physical Commodities segments increased $6.7 million and $3.1 million, respectively.
Operating revenues in our Commercial Hedging segment increased 19% in the current nine months ended to $195.3 million, as OTC revenues increased $14.5 million to $84.0 million and exchange-traded revenues increased $14.2 million to $94.7 million in the current nine months ended. Improved market conditions in the domestic agricultural markets as well as strong growth in our LME metals business, drove a 13% increase in exchange-traded volumes. OTC revenues increased as a result of a 20% increase in volumes while the average rate per contract was relatively flat with the prior year. Growth in agricultural commodity OTC revenues and the addition of interest rate OTC derivatives to our customer offering helped to drive the growth in OTC revenues.
Operating revenues in our Securities segment increased 53% in the current nine months ended to $89.8 million, primarily as a result of a $12.0 million increase in our equity market-making product line as well as the acquisition of G.X. Clarke which added $20.7 million in incremental revenues in our debt trading product line. The increases were partially offset by a $1.6 million decline in operating revenues in our investment banking product line while asset management operating revenues were flat with the prior year.
Operating revenues in our Global Payments segment increased 30% in the current nine months ended to $51.8 million compared to the prior year, driven by a 78% increase in the number of global payments made, however spreads have narrowed in this business due to a continuing increase in lower dollar value per payment transaction volume from financial institutions.

Physical Commodity segment operating revenues increased $3.1 million compared to the prior year period, as a result of a 75% increase in the number of ounces traded in precious metals which was partially offset by a decrease of customer activity in the physical agricultural and energy commodity product line.
Operating revenues in our CES segment increased 8% in the current nine months ended to $92.2 million. Exchange-traded commission and clearing fee revenues increased $0.8 million as a result of a 5% increase in exchange-traded volumes. In addition, operating revenues in our customer prime brokerage product line increased $3.9 million as a result of improved market volatility in foreign exchange markets.
Similar to the results for the quarterly period, interest income increased $17.3 million to $22.7 million in the current nine months ended, significantly impacted by the acquisition of G.X. Clarke which added $11.7 million in interest income during the current nine months ended. In addition, a 4% increase in the average customer segregated equity as well as the continued implementation of our interest rate management program, resulted in an aggregate $4.3 million increase in interest income in our Commercial Hedging and CES segments.
See Segment Information below for additional information on activity in each of the segments.
Interest and Transactional Expenses
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Transaction-based clearing expenses: Transaction-based clearing expenses increased 7% to $30.2 million in the third quarter compared to $28.1 million in the prior year, and were 20% of operating revenues in the third quarter compared to 24% in the prior year. The increase in expense is primarily related to higher exchange clearing costs in our CES and LME metals activities resulting from increased contract volumes. Additionally, the increase in our Global Payments, Equities and Financial Ag’s & Energy OTC activities resulted in higher transactional bank and reporting charges.
Introducing broker commissions: Introducing broker commissions increased 13% to $13.1 million in the third quarter compared to $11.6 million in the prior year, and were 9% of operating revenues in the third quarter compared to 10% in the prior year. The increase in expense is primarily due to increased activity in our Financial Ag’s & Energy, Global Payments and Debt Trading components.
Interest expense: Interest expense increased 96% to $4.9 million in the third quarter compared to $2.5 million in the prior year. The increase in interest expense is primarily related to $2.0 million of incremental expense from the acquisition of G.X. Clarke. Additionally, higher average borrowings outstanding on the credit facility available for working capital needs resulted in increased expense.
Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014
Transaction-based clearing expenses: Transaction-based clearing expenses increased 13% to $91.4 million in the current nine months ended compared to $81.0 million in the prior year, and were 21% of operating revenues in the current nine months ended compared to 22% in the prior year. The increase in expense is primarily related to higher ADR conversion fees in our equity market-making business, and higher exchange clearing costs in our CES and LME metals activities resulting from increased contract volumes. Additionally, an increase in our Global Payments activities resulted in higher transactional bank charges.
Introducing broker commissions: Introducing broker commissions increased 4% to $37.6 million in the current nine months ended compared to $36.0 million in the prior year, and were 8% of operating revenues in the current nine months ended compared to 10% in the prior year. The increase in expense is primarily due to increased activity in our Financial Ag’s & Energy, Global Payments and Debt Trading components, partially offset by lower introducing broker commissions in our CES component.
Interest expense: Interest expense increased 51% to $12.1 million in the current nine months ended compared to $8.0 million in the prior year. This increase is primarily related to $3.6 million of incremental expense from the acquisition of G.X. Clarke. Additionally, higher average borrowings outstanding on the credit facility available for working capital needs and higher activity associated with our finance programs resulted in increased expense.
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
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Net operating revenues increased $27.4 million, or 36%, to $103.4 million in the third quarter compared to $76.0 million in the prior year.
Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014
Net operating revenues increased $69.2 million, or 29%, to $304.5 million in the current nine months ended compared to $235.3 million in the prior year.
Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2015	% Change	2014	2015	% Change	2014
Compensation and benefits:
Fixed compensation and benefits	$30.1	11%	$27.2	$86.9	7%	$81.2
Variable compensation and benefits	32.7	49%	22.0	95.4	42%	67.0
	62.8	28%	49.2	182.3	23%	148.2
Other non-compensation expenses:
Communication and data services	7.3	11%	6.6	21.2	12%	19.0
Occupancy and equipment rental	3.3	14%	2.9	10.2	12%	9.1
Professional fees	2.5	(29)%	3.5	8.9	(25)%	11.9
Travel and business development	2.5	(4)%	2.6	7.8	5%	7.4
Depreciation and amortization	1.7	(11)%	1.9	5.4	(2)%	5.5
Bad debts and impairments	0.4	300%	0.1	3.2	300%	0.8
Other expense	5.7	10%	5.2	16.6	9%	15.2
	23.4	3%	22.8	73.3	6%	68.9
Total compensation and other expenses	$86.2	20%	$72.0	$255.6	18%	$217.1
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Compensation and Other Expenses: Compensation and other expenses increased $14.2 million, or 20%, to $86.2 million in the third quarter compared to $72.0 million in the prior year.
Compensation and Benefits: Compensation and benefits expense increased 28% to $62.8 million compared to $49.2 million in the prior year. Compensation and benefits were 61% of net operating revenues in the third quarter compared to 65% of net operating revenues in the prior year. The variable portion of compensation and benefits increased by 49% to $32.7 million in the third quarter compared to $22.0 million in the prior year. Variable compensation and benefits were 32% of net operating revenues in the third quarter compared to 29% in the prior year, as the front office compensation as a percentage of net operating revenues increased modestly and also due to higher administrative and executive incentive compensation. Administrative and executive incentive compensation was $5.4 million in the third quarter compared to $2.4 million in the prior year, primarily related to the acquisition of G.X. Clarke in January 2015 as well as our improved financial performance.
The fixed portion of compensation and benefits increased 11% to $30.1 million in the third quarter compared to $27.2 million in the prior year. Non-variable salaries increased $2.2 million, or 11%, primarily due to incremental costs from the acquisition of G.X. Clarke in January 2015. Employee benefits, excluding share-based compensation, increased $1.1 million in the third quarter, primarily due to higher employer health care costs. Share-based compensation is also a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $1.0 million in the third quarter compared with $1.1 million in the prior year. The number of employees increased to 1,207 at the end of the third quarter compared to 1,196 at the beginning of the third quarter. The number of employees at the end of the prior year was 1,127.
Other Non-Compensation Expenses: Total other non-compensation expenses increased 3% to $23.4 million in the third quarter compared to $22.8 million in the prior year. Communication and data services expenses increased $0.7 million, primarily related to an increase in market information costs related to the acquisition of G.X. Clarke. Professional fees decreased $1.0 million, primarily related to a decrease in legal fees. Bad debt expense was $0.4 million in the third quarter, as provision increases for OTC customer deficits were partially offset by reserve decreases related to LME customer deficits collected.
Provision for Taxes: The effective income tax rate was 29% in the third quarter compared to 8% in the prior year, primarily due to certain discrete items recognized during the prior year. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Our effective income tax rate during both periods, after consideration for discrete items, was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions.
Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014
Compensation and Other Expenses: Compensation and other expenses increased $38.5 million, or 18%, to $255.6 million in the current nine months ended compared to $217.1 million in the prior year.
Compensation and Benefits: Compensation and benefits expense increased $34.1 million to $182.3 million compared to $148.2 million in the prior year. Total compensation and benefits were 60% of net operating revenues in the current nine months ended compared to 63% of net operating revenues in the prior year. The variable portion of compensation and benefits increased 42% to $95.4 million in the current nine months ended compared to $67.0 million in the prior year. Variable compensation and benefits were 31% of net operating revenues in the current nine months ended compared to 28% in the prior year, as the front office compensation as a percentage of net operating revenues increased modestly and also due to higher administrative and executive incentive compensation. Administrative and executive incentive compensation was $14.8 million in the current nine months ended compared to $7.3 million in the prior year, primarily related to the acquisition of G.X. Clarke in January 2015 as well as our improved financial performance.
The fixed portion of compensation and benefits increased to $86.9 million in the current nine months ended compared to $81.2 million in the prior year. Non-variable salaries increased $5.5 million, or 9%, primarily due to incremental costs from the acquisition of G.X. Clarke in January 2015 and headcount increases across front office and administrative departments. Employee benefits, excluding share-based compensation, increased $1.9 million in the current nine months ended, primarily due to higher employer health care costs. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $2.8 million in the current nine months ended compared to $3.3 million in the prior year. The number of employees increased 6% to 1,207 at the end of the third quarter compared to 1,141 at the end of fiscal 2014. The number of employees at the end of the prior year period was 1,127.
Other Non-Compensation Expenses: Other non-interest expenses increased 6% to $73.3 million in the current nine months ended compared to $68.9 million in the prior year. Communication and data services expenses increased $2.2 million, primarily due to increases in market information expenses related to the acquisition of G.X. Clarke and expansion of our Financial Ag’s & Energy business activities. Professional fees decreased $3.0 million, primarily related to lower legal, consultancy, and service costs. Bad debt expense increased $2.4 million in the nine months ended June 30, 2015 primarily related to OTC and LME customer deficits, notes receivable related to loans pertaining to a former acquisition, and the charge-off of uncollectible service fees.
Provision for Taxes: The effective income tax rate was 29% in the current nine months ended compared to 24% in the prior year. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Our effective income tax rate during both periods was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions.

Unallocated Costs and Expenses
The following table is a breakout of our unallocated costs and expenses from the total costs and expenses shown above. The unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2015	% Change	2014	2015	% Change	2014
Compensation and benefits:
Fixed compensation and benefits	$10.0	15%	$8.7	$27.9	6%	$26.3
Variable compensation and benefits	5.4	125%	2.4	14.8	103%	7.3
	15.4	39%	11.1	42.7	27%	33.6
Other non-compensation expenses:
Communication and data services	1.1	22%	0.9	3.4	10%	3.1
Occupancy and equipment rental	3.3	10%	3.0	10.1	11%	9.1
Professional fees	1.3	(43)%	2.3	5.6	(27)%	7.7
Travel and business development	0.5	—%	0.5	1.7	6%	1.6
Depreciation and amortization	1.3	(24)%	1.7	4.3	(9)%	4.7
Bad debts and impairments	—	—%	—	1.1	n/m	—
Other expense	4.6	21%	3.8	12.6	9%	11.6
	12.1	(1)%	12.2	38.8	3%	37.8
Total compensation and other expenses	$27.5	18%	$23.3	$81.5	14%	$71.4
Total unallocated costs and other expenses increased $4.2 million to $27.5 million in the third quarter compared to $23.3 million in the prior year. Compensation and benefits increased $4.3 million, or 39% to $15.4 million in the third quarter compared to $11.1 million in the prior year.
Total unallocated costs and other expenses increased $10.1 million, or 14%, to $81.5 million in the current nine months ended compared to $71.4 million in the prior year. Compensation and benefits increased $9.1 million, or 27% to $42.7 million in the current nine months ended compared to $33.6 million in the prior year.
During the third quarter and the current nine months ended, the increases in variable compensation and benefits is primarily related to our improved financial performance over the prior year and the acquisition of G.X. Clarke in January 2015. The decrease in professional fees is primarily due to lower legal and consultancy costs related to regulatory and employment matters over the prior year.
Variable vs. Fixed Expenses

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2015	% of Total	2014	% of Total	2015	% of Total	2014	% of Total
Variable compensation and benefits	$32.7	25%	$22.0	20%	$95.4	25%	$67.0	20%
Transaction-based clearing expenses	30.2	24%	28.1	25%	91.4	23%	81.0	24%
Introducing broker commissions	13.1	10%	11.6	10%	37.6	10%	36.0	11%
Total variable expenses	76.0	59%	61.7	55%	224.4	58%	184.0	55%
Fixed compensation and benefits	30.1	23%	27.2	24%	86.9	23%	81.2	24%
Other fixed expenses	23.0	18%	22.7	21%	70.1	18%	68.1	21%
Bad debts and impairments	0.4	—%	0.1	—%	3.2	1%	0.8	—%
Total non-variable expenses	53.5	41%	50.0	45%	160.2	42%	150.1	45%
Total non-interest expenses	$129.5	100%	$111.7	100%	$384.6	100%	$334.1	100%
We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible. The table above shows an analysis of our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the three and nine months ended June 30, 2015 and 2014, respectively.

Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 59% in the third quarter compared to 55% in the prior year. As a percentage of total non-interest expenses, variable expenses were 58% in the current nine months ended compared to 55% in the prior year.
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
Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions)	2015	% of Operating Revenues	2014	% of Operating Revenues	2015	% of Operating Revenues	2014	% of Operating Revenues
Operating revenues	$150.5	100%	$119.2	100%	$446.1	100%	$362.3	100%
Transaction-based clearing expenses	29.6	20%	28.0	23%	90.2	20%	80.6	22%
Introducing broker commissions	13.1	9%	11.6	10%	37.6	8%	36.0	10%
Interest expense	3.1	2%	1.3	1%	7.6	2%	4.2	1%
Net operating revenues	104.7		78.3		310.7		241.5
Variable direct compensation and benefits	26.8	18%	19.6	16%	79.2	18%	59.7	16%
Net contribution	77.9		58.7		231.5		181.8
Non-variable direct expenses	32.5	22%	29.2	24%	96.1	22%	86.4	24%
Segment income	$45.4		$29.5		$135.4		$95.4

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Net contribution for all of our business segments increased 33% to $77.9 million in the third quarter compared to $58.7 million in the prior year. Segment income increased 54% to $45.4 million in the third quarter compared to $29.5 million in the prior year.
Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014
Net contribution for all of our business segments increased 27% to $231.5 million in the current nine months ended compared to $181.8 million in the prior year. Segment income increased 42% to $135.4 million in the current nine months ended compared to $95.4 million in the prior year.
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
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
The following table provides the financial performance for Commercial Hedging for the periods indicated.

	Three Months Ended June 30,
(in millions)	2015	% Change	2014
Trading gains, net	$35.9	21%	$29.7
Commission and clearing fees	20.9	5%	20.0
Consulting and management fees	3.7	(10)%	4.1
Interest income	1.7	55%	1.1
Operating revenues	62.2	13%	54.9
Transaction-based clearing expenses	6.8	5%	6.5
Introducing broker commissions	5.0	19%	4.2
Interest expense	0.1	n/m	0.1
Net operating revenues	50.3	14%	44.1
Variable direct compensation and benefits	15.8	33%	11.9
Net contribution	34.5	7%	32.2
Non-variable direct expenses	15.8	1%	15.6
Segment income	$18.7	13%	$16.6
The following table sets forth transactional revenues and selected data for Commercial Hedging for the periods indicated.

	Exchange-traded			OTC
	Three Months Ended June 30,			Three Months Ended June 30,
	2015	% Change	2014	2015	% Change	2014
Transactional revenues (in millions):
Agricultural	$15.0	7%	$14.0	$17.1	29%	$13.3
Energy and renewable fuels	1.3	(19)%	1.6	4.7	(36)%	7.4
LME metals	13.4	41%	9.5	—	—	—
Other	1.8	—%	1.8	3.5	67%	2.1
	$31.5	17%	$26.9	$25.3	11%	$22.8
Selected data:
Volume (contracts, 000’s)	5,167.2	12%	4,603.3	444.9	25%	356.6
Average rate per contract (1) (2)	$6.01	5%	$5.75	$54.12	(12)%	$61.51
Average customer segregated equity (millions)	$749.0	(24)%	$984.5
(1) Give-up fee revenues included in exchange-traded transactional revenues have been excluded from the calculation of exchange-traded average rate per contract.
(2) Cash brokerage revenues included in OTC transactional revenues have been excluded from the calculation of OTC average rate per contract.
Operating revenues increased 13% to $62.2 million in the third quarter compared to $54.9 million in the prior year. Exchange-traded revenues increased 17%, to $31.5 million in the third quarter, resulting primarily from strong growth in LME metals revenues, driven by increased customer activity and expansion activities in the Far East. In addition, agricultural commodity exchange traded revenues increased as a result of increased volatility and an increase in customer hedging activity related to the large domestic crop in calendar 2014 being purchased by our customers. Overall exchange-traded contract volume increased 12% and the average rate per contract increased to $6.01.

Over-the-counter (“OTC”) revenues increased 11%, to $25.3 million in the third quarter, primarily driven by strong performance in agricultural commodities, in particular grains, coffee and cotton, as well as interest rate products. These increases were partially offset by the effect of low energy prices and volatility which drove a decline in energy and renewable fuels OTC revenues. Overall OTC volumes increased 25%, particularly in agricultural commodities, while the average rate per contract declined 12% compared to the prior year.
Consulting and management fees declined $0.4 million versus the prior year, while interest income, which remains constrained by low short-term interest rates, increased 55%, to $1.7 million compared to the prior year. The increase in interest income is driven by the implementation of our interest rate management program which includes an extension of the duration of our U.S. Treasury investments and the utilization of interest rate swaps to manage a portion of our interest rate position, which was partially offset by a 24% decline in average customer equity.
Segment income increased to $18.7 million in the third quarter compared to $16.6 million in the prior year, primarily as a result of the increase in operating revenues. Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 44% compared to 41% in the prior year, primarily as the result of an increase in variable compensation.
Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014
The following table provides the financial performance for Commercial Hedging for the periods indicated.

	Nine Months Ended June 30,
(in millions)	2015	% Change	2014
Trading gains, net	$114.5	25%	$91.4
Commission and clearing fees	64.2	10%	58.6
Consulting and management fees	11.5	—%	11.5
Interest income	5.1	82%	2.8
Operating revenues	195.3	19%	164.3
Transaction-based clearing expenses	20.0	9%	18.4
Introducing broker commissions	14.1	10%	12.8
Interest expense	0.2	—%	0.2
Net operating revenues	161.0	21%	132.9
Variable direct compensation and benefits	46.6	31%	35.6
Net contribution	114.4	18%	97.3
Non-variable direct expenses	49.1	7%	46.0
Segment income	$65.3	27%	$51.3
The following table sets forth transactional revenues and selected data for Commercial Hedging for the periods indicated.

	Exchange-traded			OTC
	Nine Months Ended June 30,			Nine Months Ended June 30,
	2015	% Change	2014	2015	% Change	2014
Transactional revenues (in millions):
Agricultural	$45.5	7%	$42.4	$49.0	31%	$37.5
Energy and renewable fuels	4.3	(2)%	4.4	26.2	1%	25.9
LME metals	38.9	37%	28.3	—	—	—
Other	6.0	11%	5.4	8.8	44%	6.1
	$94.7	18%	$80.5	$84.0	21%	$69.5
Selected data:
Volume (contracts, 000’s)	15,016.0	13%	13,232.1	1,183.8	20%	988.5
Average rate per contract (1) (2)	$6.22	4%	$5.99	$68.18	1%	$67.76
Average customer segregated equity (millions)	$834.3	(2)%	$852.7
(1) Give-up fee revenues included in exchange-traded transactional revenues have been excluded from the calculation of exchange-traded average rate per contract.
(2) Cash brokerage revenues included in OTC transactional revenues have been excluded from the calculation of OTC average rate per contract.

Operating revenues increased 19% to $195.3 million in the current nine months ended compared to $164.3 million in the prior year. Exchange-traded revenues increased 18%, to $94.7 million in the current nine months ended, driven primarily by strong growth in LME metals revenues and to a lesser extent agricultural commodity revenues. The LME metals revenue growth was driven by increased customer activity and expansion activities in the Far East. Agricultural commodity exchange-traded revenues benefited from improved market conditions in the domestic grain and global dairy markets. Overall exchange-traded contract volume increased 13% and the average rate per contract increased to $6.22 primarily resulting from the overall business mix.
OTC revenues increased 21% to $84.0 million in the current nine months ended compared to $69.5 million in the prior year. OTC revenue growth was driven by growth in agricultural commodity revenues, particularly in the commercial grain, food service, coffee and sugar markets, as well as interest rate products. OTC volumes increased 20%, to 1,183.8 thousand contracts in the current nine months ended compared to 988.5 thousand in the prior year.
Consulting and management fees were relatively flat in the current nine months ended compared to the prior year, while interest income, which remains constrained by low short-term interest rate, increased 82%, to $5.1 million in the current nine months ended compared to $2.8 million in the prior year. The increase in interest income was primarily driven by the continued implementation of our interest rate management program while average customer equity declined 2% versus the prior year.
Segment income increased 27% to $65.3 million in the current nine months ended compared to $51.3 million in the prior year. Variable expenses, excluding interest, expressed as a percentage of operating revenues were unchanged at 41% in the current nine months ended as well as in the prior year.
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
The following table provides the financial performance and selected data for Global Payments for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2015	% Change	2014	2015	% Change	2014
Operating revenues	$18.2	34%	$13.6	$51.8	30%	$40.0
Transaction-based clearing expenses	0.9	50%	0.6	2.6	37%	1.9
Introducing broker commissions	1.0	(9)%	1.1	3.3	3%	3.2
Interest expense	—	—	—	—	—	0.2
Net operating revenues	16.3	37%	11.9	45.9	32%	34.7
Variable direct compensation and benefits	3.3	27%	2.6	9.3	22%	7.6
Net contribution	13.0	40%	9.3	36.6	35%	27.1
Non-variable direct expenses	2.8	22%	2.3	8.3	22%	6.8
Segment income	$10.2	46%	$7.0	$28.3	39%	$20.3
Selected data:
Global payments (number of trades, 000’s)	79.8	67%	47.7	237.2	78%	133.5
Average revenue per trade	$228.07	(20)%	$285.12	$218.38	(27)%	$299.63

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Operating revenues increased 34% to $18.2 million in the third quarter compared to $13.6 million in the prior year. This operating revenue growth was driven by a 67% increase in the volume of payments made as we continued to benefit from an increase in financial institutions and other customers utilizing our electronic transaction order system. This increase in volumes from financial institutions resulted in a lower average size of payment made, driving a 20% decrease in the average revenue per trade.
Segment income increased 46% to $10.2 million in the third quarter compared to $7.0 million in the prior year. This increase primarily resulted from the increase in operating revenues during the third quarter, slightly offset by an increase in non-variable trade system expenses. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 29% compared to 32%.
Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014
Operating revenues increased 30% to $51.8 million in the current nine months ended compared to $40.0 million in the prior year. This operating revenue growth was driven by a 78% increase in the volume of payments made. An increase in volumes from financial institutions resulted in a lower average size of payment made, driving a 27% decrease in the average revenue per trade.
Segment income increased 39% to $28.3 million in the current nine months ended compared to $20.3 million in the prior year. This increase primarily resulted from the increase in operating revenues partially offset by a $1.5 million increase in non-variable expenses. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 29% compared to 32%.
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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
The following table provides the financial performance for Securities for the periods indicated.

	Three Months Ended June 30,
(in millions)	2015	% Change	2014
Operating revenues	$36.5	83%	$20.0
Transaction-based clearing expenses	6.1	15%	5.3
Introducing broker commissions	2.3	77%	1.3
Interest expense	2.8	367%	0.6
Net operating revenues	25.3	98%	12.8
Variable direct compensation and benefits	5.1	65%	3.1
Net contribution	20.2	108%	9.7
Non-variable direct expenses	7.4	54%	4.8
Segment income	$12.8	161%	$4.9
The following table sets forth operating revenues by product line and selected data for Securities for the periods indicated.

	Three Months Ended June 30,
	2015	% Change	2014
Operating revenues by product line (in millions):
Equity market-making	$14.9	23%	$12.1
Debt trading	14.9	366%	3.2
Investment banking	3.3	65%	2.0
Asset management	3.4	26%	2.7
	$36.5	83%	$20.0
Selected data:
Equity market-making (gross dollar volume, millions)	$27,052.1	57%	$17,254.2
Equity revenue per $100 traded	$0.55	(21)%	$0.70
Average assets under management (millions)	$534.5	10%	$484.2
Operating revenues increased 83% to $36.5 million in the third quarter compared to $20.0 million in the prior year.
Operating revenues in our Securities segment are comprised of activities in four product lines, equity market-making, debt trading, investment banking and asset management. Operating revenues in equity market-making increased 23% in the third quarter compared to the prior year driven by a 57% increase in the gross dollar volume traded, slightly offset by a narrowing of the average revenue per $100 traded. Equity market-making operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the consolidated income statements as ‘transaction-based clearing expenses’.
Operating revenues in debt trading increased 366% in the third quarter compared to the prior year, primarily as a result of the acquisition of G.X. Clarke, effective January 1 2015, which added an incremental $10.2 million in operating revenues, as well as improved performance in our Argentina operations in the third quarter. The operating revenues in investment banking increased 65% compared to the prior year, while asset management operating revenues increased 26% in the third quarter as the assets under management increased 10% to $534.5 million in the third quarter compared to $484.2 million in the prior year.
Segment income increased 161% to $12.8 million in the third quarter compared to $4.9 million in the prior year, primarily as a result of the increases in equity market-making and debt trading operating revenues. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 37% in the third quarter compared to 49% in the prior year primarily as a result of the acquisition of G.X. Clarke.

Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014
The following table provides the financial performance for Securities for the periods indicated.

	Nine Months Ended June 30,
(in millions)	2015	% Change	2014
Operating revenues	$89.8	53%	$58.6
Transaction-based clearing expenses	17.6	41%	12.5
Introducing broker commissions	5.4	38%	3.9
Interest expense	6.0	200%	2.0
Net operating revenues	60.8	51%	40.2
Variable direct compensation and benefits	14.4	48%	9.7
Net contribution	46.4	52%	30.5
Non-variable direct expenses	19.7	35%	14.6
Segment income	$26.7	68%	$15.9
The following table sets forth operating revenues by product line and selected data for Securities for the periods indicated.

	Nine Months Ended June 30,
	2015	% Change	2014
Operating revenues by product line (in millions):
Equity market-making	$42.7	39%	$30.7
Debt trading	30.7	210%	9.9
Investment banking	6.1	(21)%	7.7
Asset management	10.3	—%	10.3
	$89.8	53%	$58.6
Selected data:
Equity market-making (gross dollar volume, millions)	$78,113.2	48%	$52,904.8
Equity revenue per $100 traded	$0.55	(5)%	$0.58
Average assets under management (millions)	$565.2	10%	$512.2
Operating revenues increased 53% to $89.8 million in the current nine months ended compared to $58.6 million in the prior year.
Operating revenues in equity market-making increased 39% in the current nine months ended compared to the prior year, as favorable market conditions drove a 48% increase in the gross dollar volume traded, which was slightly offset by a decline in the average revenue per $100 traded.
Operating revenues in debt trading increased 210% in the current nine months ended compared to the prior year. This increase in operating revenues was a result the acquisition of G.X. Clarke, which was effective on January 1, 2015 adding an incremental $20.7 million in operating revenues. Investment banking operating revenues decreased 21% in the current nine months ended compared to the prior year, while asset management revenues were flat in the current nine months ended compared to the prior year, despite an increase in assets under management. Average assets under management were $565.2 million in the current nine months ended compared to $512.2 million in the prior year.
Segment income increased 68% to $26.7 million in the current nine months ended compared to $15.9 million in the prior year, primarily as a result of the strong performance in equity market making and the acquisition of G.X. Clarke. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 42% in the current nine months ended compared to 45% in the prior year.
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
On April 10, 2015 (the “transfer date”), we transitioned the portion of our precious metals business conducted through our unregulated domestic subsidiary, INTL Commodities Inc., to our United Kingdom based broker-dealer subsidiary, INTL FCStone Ltd. INTL FCStone Ltd. is regulated by the Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the United Kingdom. This transfer has resulted in a change in the valuation of precious metals inventory held by INTL FCStone Ltd. as well as the presentation of INTL FCStone Ltd.’s precious metals sales and cost of sales. See Note 1 of the Condensed Consolidated Financial Statements for further information.
Precious metals inventory held by our subsidiaries that are not broker-dealers continues to be valued at the lower of cost or market value. Precious metals sales and cost of sales for subsidiaries that are not broker-dealers continue to be recorded on a gross basis. We record our physical agricultural and energy commodities revenues on a gross basis.
Operating revenues and losses from our commodities derivatives activities are included in ‘trading gains, net’ in the condensed consolidated income statements. Physical commodities inventory, for subsidiaries that are not broker-dealers, is valued at the lower of cost or fair value under the provisions of the Inventory Topic of the ASC. We generally mitigate the price risk associated with commodities held in inventory through the use of derivatives. We do not elect hedge accounting under U.S. GAAP in accounting for this price risk mitigation. In such situations, unrealized gains in inventory are not recognized under U.S. GAAP, but unrealized gains and losses in related derivative positions are recognized under U.S. GAAP. As a result, our reported earnings from physical commodities trading may be subject to significant volatility, and these requirements may have a temporary impact on our reported earnings.
The following table provides the financial performance for Physical Commodities for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2015	% Change	2014	2015	% Change	2014
Operating revenues	$4.1	14%	$3.6	$17.0	22%	$13.9
Transaction-based clearing expenses	—	(100)%	0.1	0.3	(25)%	0.4
Introducing broker commissions	0.1	—	—	0.2	(33)%	0.3
Interest expense	0.2	(60)%	0.5	1.2	(20)%	1.5
Net operating revenues	3.8	27%	3.0	15.3	31%	11.7
Variable direct compensation and benefits	0.6	(40)%	1.0	3.2	28%	2.5
Net contribution	3.2	60%	2.0	12.1	32%	9.2
Non-variable direct expenses	2.3	21%	1.9	6.3	13%	5.6
Segment income	$0.9	800%	$0.1	$5.8	61%	$3.6

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
The following table sets forth operating revenue by product line and selected data for Physical Commodities for the periods indicated.

	Precious Metals			Physical Ag’s & Energy
	Three Months Ended June 30,			Three Months Ended June 30,
	2015	% Change	2014	2015	% Change	2014
Total revenues	$3,781.6	(44)%	$6,800.6	$66.0	(27)%	$89.9
Cost of sales of physical commodities	3,778.6	(44)%	6,799.5	64.9	(26)%	87.4
Operating revenues	$3.0	173%	$1.1	$1.1	(56)%	$2.5
Selected data:
Gold equivalent ounces traded (000’s)	27,845.3	62%	17,239.3
Average revenue per ounce traded	$0.11	83%	$0.06
Operating revenues for Physical Commodities increased 14% to $4.1 million in the third quarter compared to $3.6 million in the prior year.

Precious Metals operating revenues increased 173% to $3.0 million in the third quarter compared to $1.1 million in the prior year. Operating revenues increased from the prior year period as a result of a 62% increase in the number of ounces traded, particularly in the Far Eastern markets, as well as an 83% increase in the average revenue per ounce traded.
Operating revenues in Physical Ag’s & Energy decreased 56% to $1.1 million in the third quarter compared to the prior year. The decrease in operating revenues is primarily due to a decline in our customer volumes in the feed ingredient industry.
Segment income increased 800% to $0.9 million in the third quarter compared to $0.1 million in the prior year, primarily as a result of the increase in operating revenues and a decline in interest expense and variable compensation.
Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014
The following table sets forth operating revenue by product line and selected data for Physical Commodities for the periods indicated.

	Precious Metals			Physical Ag’s & Energy
	Nine Months Ended June 30,			Nine Months Ended June 30,
	2015	% Change	2014	2015	% Change	2014
Total revenues	$31,456.7	38%	$22,751.5	$179.5	(33)%	$268.8
Cost of sales of physical commodities	31,446.3	38%	22,744.6	172.9	(34)%	261.8
Operating revenues	$10.4	51%	$6.9	$6.6	(6)%	$7.0
Selected data:
Gold equivalent ounces traded (000’s)	99,410.6	75%	56,836.9
Average revenue per ounce traded	$0.10	(17)%	$0.12
Operating revenues for Physical Commodities increased to $17.0 million in the current nine months ended compared to $13.9 million in the prior year.
Precious Metals operating revenues increased 51% to $10.4 million in the current nine months ended compared to $6.9 million in the prior year. The increase in operating revenues is a result of a 75% increase in the number of ounces traded primarily in the Far Eastern markets, however this was partially offset by a narrowing of spreads due to market conditions.
Operating revenues in Physical Ag’s & Energy decreased 6% to $6.6 million in the current nine months ended compared to $7.0 million in the prior year. The decrease in operating revenues is primarily due to a decline in commercial commodity-related financing transactions.
Segment income increased 61% to $5.8 million in the current nine months ended compared to $3.6 million in the prior year and were primarily a result of the increase in operating revenues which was partially offset by an increase in professional fees.
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

The following table provides the financial performance and selected data for Clearing and Execution Services for the periods indicated.

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions)	2015	% Change	2014	2015	% Change	2014
Trading gains, net	$4.8	66%	$2.9	$15.0	35%	$11.1
Commission and clearing fees	23.0	(2)%	23.4	73.0	1%	72.2
Consulting and management fees	0.5	25%	0.4	1.3	—%	1.3
Interest income	1.2	200%	0.4	2.9	222%	0.9
Operating revenues	29.5	9%	27.1	92.2	8%	85.5
Transaction-based clearing expenses	15.8	2%	15.5	49.7	5%	47.4
Introducing broker commissions	4.7	(6)%	5.0	14.6	(8)%	15.8
Interest expense	—	(100)%	0.1	0.2	(33)%	0.3
Net operating revenues	9.0	38%	6.5	27.7	26%	22.0
Variable direct compensation and benefits	2.0	100%	1.0	5.7	33%	4.3
Net contribution	7.0	27%	5.5	22.0	24%	17.7
Non-variable direct expenses	4.2	(9)%	4.6	12.7	(5)%	13.4
Segment income	$2.8	211%	$0.9	$9.3	116%	$4.3
Selected data:
Exchange-traded volume (contracts, 000’s)	18,928.0	8%	17,594.3	60,438.3	5%	57,808.7
Exchange-traded average rate per contract (1)	$1.14	(8)%	$1.24	$1.14	(4)%	$1.19
Average customer segregated equity (millions)	$720.7	(12)%	$814.7	$975.0	11%	$880.5
Foreign exchange prime brokerage volume (U.S. notional, millions)	$129,946.2	99%	$65,306.9	$353,983.8	42%	$249,205.0
(1) Give-up fee revenues included in commission and clearing fees have been excluded from the calculation of exchange-traded average rate per contract.
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Operating revenues increased 9% to $29.5 million in the third quarter compared to $27.1 million in the prior year. Operating revenues are primarily generated from three sources: commission and clearing fee revenues from the execution and clearing of exchange-traded futures and options on futures contracts, trading gains, net, which primarily represents the spread retained in OTC foreign exchange customer prime brokerage activities, and interest income derived from cash balances in our customers’ accounts.
Commission and clearing fee revenues decreased to $23.0 million in the third quarter compared to $23.4 million in the prior year despite a 8% increase in exchange-traded volumes as the average rate per contract declined 8% compared to the prior year period as a result of business mix. Interest income increased 200% to $1.2 million in the third quarter primarily as a result of the continued implementation of our interest rate management program, resulting in an extension of the duration of our U.S. Treasury investments and the utilization of interest rate swaps to manage a portion of our interest rate position. This was partially offset by a 12% decrease in average customer segregated equity to $720.7 million.
Operating revenues in our customer prime brokerage product line, reflected on the “trading gains, net” line increased 66% to $4.8 million in the third quarter compared to $2.9 million in the prior year, as a result of a 99% increase in foreign exchange volumes driven by higher market volatility.
Segment income increased to $2.8 million in the third quarter compared to $0.9 million in the prior year, primarily as a result of the increase in operating revenues and a decline in variable expenses as a percentage of operating revenues driven by lower introducing broker expenses. Variable expenses, excluding interest, as a percentage of operating revenues were 76% in the third quarter compared to 79% in the prior year.
Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014
Operating revenues increased 8% to $92.2 million in the current nine months ended compared to $85.5 million in the prior year.

Commission and clearing fee revenues increased 1% to $73.0 million in the current nine months ended, as a result of a 5% increase in exchange-traded volumes, which was partially offset by a lower average rate per contract compared to the prior-year period. Interest income, which continues to be constrained by the effect of low short term interest rates, was $2.9 million in the current nine months ended compared to $0.9 million in the prior year. The increase in interest income is primarily the result of an 11% increase in the average level of customer segregated equity to $975.0 million compared to the prior year, and the implementation of our interest rate management program.
Operating revenues in our customer prime brokerage product line, reflected on the “trading gains, net” line increased 35% to $15.0 million in the current nine months ended compared to $11.1 million in the prior year, as a result of a 42% increase in foreign exchange volumes as a result of market volatility.
Segment income increased to $9.3 million in the current nine months ended compared to $4.3 million in the prior year, primarily as a result of the increase in operating revenues and a decline in variable expenses as a percentage of operating revenues driven by lower introducing broker expenses. Variable expenses, excluding interest, as a percentage of operating revenues were 76% in the current nine months ended compared to 79% in the prior year.
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
On July 1, 2015, we merged three of our wholly owned subsidiaries (FCStone, LLC, INTL FCStone Partners L.P., and FCC Investments, Inc.) into INTL FCStone Securities, and renamed the surviving subsidiary INTL FCStone Financial Inc. INTL FCStone Financial is registered as a broker-dealer with FINRA and is registered as a futures commission merchant with the CFTC and NFA.
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
As of June 30, 2015, we had total equity capital of $382.4 million, $45.5 million aggregate principal amount of our issued 8.5% senior unsecured notes due in July 2020 and outstanding bank loans of $75.0 million.
A substantial portion of our assets are liquid. As of June 30, 2015, approximately 95% of our assets consisted of cash; securities purchased under agreements to resell; deposits and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory, at the lower of cost or market. All assets that are not customer and counterparty deposits are financed by our equity capital, senior unsecured notes, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, and other payables.
As of June 30, 2015, we had deferred tax assets totaling $26.4 million. We are required to assess our deferred tax assets and the need for a valuation allowance at each reporting period. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that we will not realize some or all of the deferred tax assets. We are required to record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of June 30, 2015 and September 30, 2014 was $3.2 million and $2.8 million, respectively. The valuation allowances as of June 30, 2015 and September 30, 2014 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized.
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
Information related to bad debt expense, net of recoveries, for the nine months ended June 30, 2015 and 2014 can be found in Note 5 of the Condensed Consolidated Financial Statements.
Primary Sources and Uses of Cash
Our assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and our growth. Our total assets as of June 30, 2015 and September 30, 2014, were $4,486.8 million and $3,039.7 million, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. FCStone, LLC and INTL FCStone Ltd. occasionally uses their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their customers.
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
As of June 30, 2015, $224.4 million of cash, cash equivalent and available-for-sale investment securities was held by our foreign subsidiaries. If these funds are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds, up to the amount of undistributed foreign earnings of $216.9 million. However, our intent is to indefinitely reinvest these funds outside of the U.S., and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
As of June 30, 2015, $72.3 million of financial instruments owned and $69.4 million of financial instruments sold, not yet purchased, are exchangeable foreign equities and ADRs.
As of June 30, 2015, we had $45.5 million outstanding in aggregate principal amount of our 8.5% Senior Notes due 2020 (the “Notes”). The Notes were issued in July 2013, and bear interest at a rate of 8.5% per year (payable quarterly on January 30, April 30, July 30 and October 30 of each year). The Notes mature on July 30, 2020. We may redeem the Notes, in whole or in part, at any time on and after July 30, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date.
In April 2015, we obtained a $4.0 million loan from a commercial bank, secured by equipment purchased with the proceeds. The note is payable in monthly installments, ending in March 2020.
As of June 30, 2015, we had four committed bank credit facilities, totaling $280.0 million, of which $71.2 million was outstanding. Additional information regarding our bank credit facilities can be found in Note 9 of the Condensed Consolidated Financial Statements. The credit facilities include:

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

•
A syndicated loan facility, committed until May 1, 2016, under which our subsidiary, FCStone Merchant Services, LLC is entitled to borrow up to $40.0 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance traditional commodity financing arrangements and commodity repurchase agreements.

•
An unsecured syndicated loan facility, committed until November 5, 2015, under which our subsidiary, INTL FCStone Ltd is entitled to borrow up to $25.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

Of the Company’s committed credit facilities, $140 million is scheduled to expire within twelve months of this filing. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
In May 2015, we entered into a secured, uncommitted loan facility, under which our subsidiary, FCStone, LLC may borrow up to $50.0 million, collateralized by commodity warehouse receipts, to facilitate U.S. commodity exchange deliveries of its customers, subject to certain terms and conditions of the credit agreement.
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
We have contingent liabilities relating to several acquisitions we have completed since December 2012. See Note 11 to the Condensed Consolidated Financial Statements for additional information on these contingent liabilities. Under the terms of the purchase agreements, we have obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings. The contingent liabilities for these estimated additional discounted purchase price considerations total $3.3 million as of June 30, 2015, and are included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets. We estimate cash payments during the next twelve months, related to these contingent liabilities, to be $1.9 million.
We contributed $1.8 million to our defined benefit pension plans during the nine months ended June 30, 2015, and expect to contribute a minimum of $0.4 million to the plans during the remainder of fiscal 2015.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and overseas. Certain of our other non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
Our subsidiaries are in compliance with all of their capital regulatory requirements as of June 30, 2015. Additional information on these net capital and minimum net capital requirements can be found in Note 12 of the Condensed Consolidated Financial Statements.
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
Cash Flows
Our cash and cash equivalents increased from $231.3 million as of September 30, 2014 to $268.0 million as of June 30, 2015, a net increase of $36.7 million. Net cash of $4.7 million was provided by operating activities, $15.9 million was used in investing activities and net cash of $48.4 million was provided by financing activities, of which $48.6 million was borrowed from lines of credit and increased the amounts payable to lenders under loans. Fluctuations in exchange rates decreased our cash and cash equivalents by $0.5 million.
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
We continuously evaluate opportunities to expand our business. For the nine months ended June 30, 2015, we made $4.1 million in payments relating to earn-outs on acquisitions, of which $2.2 million is included in financing activities. See Note 17 to the Condensed Consolidated Financial Statements for information on current year acquisitions. Investing activities include $7.4 million in capital expenditures for property, plant and equipment in the current nine months ended, compared to $4.1 million in the prior year. The increase in capital expenditures is primarily due to the replacement of a leased aircraft with a purchased aircraft during the current year, that was financed with a note payable, which is included in financing activities.
In December 2014, our Board of Directors authorized a repurchase plan in which we may repurchase up to 1.0 million shares of our outstanding common stock. During the current nine months ended, we repurchased 224,509 shares of our outstanding common stock in open market transactions, for an aggregate purchase price of $4.5 million.
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
Off Balance Sheet Arrangements
We are party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer, futures commission merchant, swap dealer and U.K. based Financial Services Firm, as well as in our physical commodities and foreign exchange prime brokerage activities. As part of these activities, we carry short positions. For example, we sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We recorded these obligations in the condensed consolidated financial statements as of June 30, 2015 and September 30, 2014, at fair value of the related financial instruments, totaling $523.1 million and $264.0 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our condensed consolidated balance sheets in ‘financial instruments owned, at fair value’, and ‘physical commodities inventory’. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to June 30, 2015, which might be partially or wholly offset by gains in the value of assets held as of June 30, 2015. The totals of $523.1 million and $264.0 million include a net liability of $52.6 million and $84.4 million for derivatives, based on their fair value as of June 30, 2015 and September 30, 2014, respectively.
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

Accordingly, no contingent liability for these arrangements has been recorded in the condensed consolidated balance sheets as of June 30, 2015 and September 30, 2014.
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

Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the nine months ended June 30, 2015.

Marked-to-Market Revenues
Number of Days
70
60
50
40
30
20
10
0
6
2
22
55
63
32
6
6
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
During the prior year, we amended this interest management strategy, to include outright purchases of medium term U.S. Treasury notes. Under this amended program, on a quarterly basis, we evaluate our overall level of short term investable balances, net of our of variable rate debt, and either invest a portion of these investable balances in medium term U.S. Treasury notes or enter into interest rate swaps as described above, when a sufficient interest rate spread exists between short term and medium term rates exist. Under this strategy, excluding cash deposits and our investments in AA-rated money market funds, the weighted average time to maturity of our portfolio is not to exceed 24 months in duration. As part of this strategy we hold $680 million in par value of medium term U.S. Treasury notes and $300 million in interest rate swap derivative contracts, with the remainder being held in short term U.S. treasury bills and AA-rated money market fund investments and the weighted average time to maturity of the portfolio, excluding cash deposits and our investments in AA-rated money market funds is 21 months.
We manage interest expense using a combination of variable and fixed rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. The debt instruments are carried at their unpaid principal balance which approximates fair value. At June 30, 2015, $75.0 million of our debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of June 30, 2015, we had $45.5 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with our fixed-rate debt.
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2015. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015.
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
There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Securities Litigation and Regulatory Proceedings
In January 2014, a purported class action was filed in the United States District Court for the Southern District of New York against the Company and certain of our officers and directors. The complaint alleged violations of federal securities laws, and claimed that the Company issued false and misleading information concerning its business and prospects. The action sought unspecified damages on behalf of persons who purchased the Company's shares between February 17, 2010 and December 16, 2013. The lead plaintiff’s amended complaint was filed in June 2014. Our motion to dismiss the complaint was filed in July 2014. At the court hearing on February 4, 2015, our motion was granted and the amended complaint was dismissed, however the lead plaintiff was given leave to amend its complaint. The lead plaintiff’s second amended complaint was filed on March 6, 2015, and it narrowed the purported class to persons who purchased Company’s shares between December 15, 2010 and December 16, 2013. On March 27, 2015, we filed a motion to dismiss the second amended complaint. The lead plaintiff’s memorandum in opposition was filed on April 13, 2015, and our reply in support of its motion to dismiss the second amended complaint was filed on April 27, 2015. The matter was heard on July 9, 2015 and on July 13, 2015 the second amended complaint was dismissed in its entirety, with prejudice and without leave to replead.
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
On February 10, 2015, based on a new theory, the trustee filed a motion for judgment against FCStone in the United States District Court, for the Northern District of Illinois, seeking to claw back the post-petition transfer of $14.5 million and to recover the funds held in reserve in the name of FCStone. FCStone filed its opposition brief and an associated motion for judgment on March 17, 2015. The trustee filed its reply briefs on April 7, 2015 and we filed our reply briefs on April 22, 2015. We have determined that losses related to this matter are neither probable nor reasonably possible. We believe the case is without merit and intend to defend ourselves vigorously.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 10, 2014, our Board of Directors authorized the repurchase up to 1.0 million shares of our outstanding common stock from time to time in open market purchase and private transactions, subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants. Our common stock repurchase program activity for the three months ended June 30, 2015 was as follows.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
April 1, 2015 to April 30, 2015	—	$—	—	775,491
May 1, 2015 to May 31, 2015	—	—	—	775,491
June 1, 2015 to June 30, 2015	—	—	—	775,491
Total	—	$—	—

Item 6. Exhibits

10.1
Second Amendment to Credit Agreement and Consent entered into as of May 12, 2015 with Bank of America, N.A., as Administrative Agent, Lender, L/C Issuer and Swing Line Lender, Capital One, National Association, Bank Hapoalim B.M., BMO Harris Bank N.A. and The Korea Development Bank, New York Branch, as additional Lenders, and with the lenders from time to time parties thereto (incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on May 18, 2015).

10.2
Loan Authorization Agreement entered into as of May 5, 2015, by and between FCStone, LLC, as Borrower, and BMO Harris Bank N.A., as Bank (incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on May 11, 2015).

10.3
Seventh Amendment to Credit Agreement entered into as of April 21, 2015, by and between FCStone Merchant Services, LLC, as Borrower, INTL FCStone Inc., as Guarantor, Bank of Montreal, Chicago Branch, as Administrative Agent and a Lender, and the lenders party thereto (incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on April 27, 2015).

10.4
Seventh Amendment to Amended and Restated Credit Agreement, made as of March 30, 2015, by and between FCStone, LLC, as Borrower, FCStone Group, Inc., as Guarantor, INTL FCStone Inc., as Guarantor, Bank of Montreal, as Administrative Agent, and BMO Harris Financing, Inc., as a lender party thereto (incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on April 3, 2015).

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
INTL FCStone Inc.

Date:	August 6, 2015	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	August 6, 2015	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer