Form 10-K
period 2015-09-30
INTL FCSTONE INC.
filed 2015-12-09
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Fiscal Year Ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of March 31, 2015, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $453.5 million.
As of December 7, 2015, there were 18,909,437 shares of the registrant’s common stock outstanding.

Document Incorporated by Reference
Certain portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on February 25, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K.

INTL FCStone Inc.
Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2015

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
Our leadership positions span markets such as commodity risk management advisory services; global payments; market-making in international equities and other securities; fixed income; physical trading and hedging of precious metals and select other commodities; execution of listed futures and options on futures contracts on all major commodity exchanges and foreign currency trading, among others. These businesses are supported by our global infrastructure of regulated operating subsidiaries, advanced technology platform and team of more than 1,200 employees. We currently have more than 20,000 clients, located in over 130 countries.
Our clients include producers, processors and end-users of nearly all widely traded physical commodities; commercial counterparties who are end-users of our products and services; governmental and non-governmental organizations; and commercial banks, asset managers, insurance companies, brokers, institutional investors and major investment banks. We believe our clients value us for our focus on their needs, our expertise and flexibility, our global reach, our ability to provide access to hard-to-reach markets and opportunities, and our status as a well-capitalized and regulatory-compliant organization.
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
INTL FCStone Inc. is a Delaware corporation formed in October 1987.

Available Information
Our internet address is www.intlfcstone.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership and press releases are available free of charge in the Investor Relations section of this website. Our website also includes information regarding our corporate governance, including our Code of Ethics, which governs our directors, officers and employees.
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
We provide commercial customers with a full range of investment banking services from optimizing the customer’s capital structure through the issuance of loans, debt or equity securities, and advisory services including mergers, acquisitions and restructurings. In addition, we participate in the underwriting and trading of municipal securities.
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
We also provide market-making and execution in a variety of financial products including commodity options, unlisted American Depository Receipts (“ADRs”) and Global Depository Receipts (“GDRs”), foreign ordinary shares, and foreign currencies. In addition, we are an institutional dealer in fixed income securities including U.S. Treasury, U.S. government agency and agency mortgage-backed securities.
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
Operating Segments
We organize our business activities into five functional areas: Commercial Hedging, Global Payments, Securities, Physical Commodities and Clearing and Execution Services.
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
Our services span virtually all traded commodity markets, with the largest concentrations in agricultural and energy commodities (consisting primarily of grains, energy and renewable fuels, coffee, sugar, cotton, and food service) and base metals products listed on the London Metals Exchange (“LME”). Our base metals business includes a position as a Category One ring dealing member of the LME, providing execution, clearing and advisory services in exchange-traded futures and OTC products. We also provide execution of foreign currency forwards and options as well as a wide range of structured product solutions to our commercial customers who are seeking cost-effective hedging strategies. Generally, our clients direct their own trading activity, and our risk management consultants do not have discretionary authority to transact trades on behalf of our clients.
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
Global Payments
We provide global payment solutions to banks and commercial businesses as well as charities and non-governmental organizations and government organizations. We offer payments services in more than 130 countries, which we believe is more than any other payments solution provider, and provide competitive and transparent pricing. Through our technology platform, full-service electronic execution capability and commitment to customer service, we believe we are able to provide simple and fast execution, ensuring delivery of funds in any of these countries quickly through our global network of correspondent banks. In this business, we primarily act as a principal in buying and selling foreign currencies on a spot basis. We derive revenue from the difference between the purchase and sale prices.
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

Securities
We provide value-added solutions that facilitate cross-border trading and believe our clients value our ability to manage complex transactions, including foreign exchange, utilizing our local understanding of market convention, liquidity and settlement protocols around the world. Our clients include U.S.-based regional and national broker-dealers and institutions investing or executing client transactions in international markets and foreign institutions seeking access to the U.S. securities markets. We are one of the leading market makers in foreign securities, including unlisted ADRs, GDRs and foreign ordinary shares. We make markets in over 1,600 ADRs, GDRs and foreign ordinary shares, of which over 1,300 trade in the OTC market. In addition, we will, on request, make prices in more than 10,000 unlisted foreign securities. We are a broker-dealer in Argentina where we are active in providing institutional executions in the local capital markets.
Following our acquisition of G.X. Clarke & Co., we act as an institutional dealer in fixed income securities, including U.S. Treasury, U.S. government agency and agency mortgage-backed securities to a client base including asset managers, commercial bank trust and investment departments, broker-dealers and insurance companies.
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
During 2015, we transitioned the portion of our precious metals business conducted through our unregulated domestic subsidiary, INTL Commodities Inc., to our United Kingdom based broker-dealer subsidiary, INTL FCStone Ltd, which is regulated by the Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the United Kingdom. This transfer resulted in a change in the valuation of precious metals inventory held by INTL FCStone Ltd., as well as the presentation of INTL FCStone Ltd.’s precious metals sales and cost of sales. See Note 1 of the Consolidated Financial Statements for further information.
Precious metals inventory held by our subsidiaries that are not broker-dealers continues to be valued at the lower of cost or market value. Precious metals sales and cost of sales for subsidiaries that are not broker-dealers continue to be recorded on a gross basis. In our physical agricultural and energy commodity business, we value our inventory at the lower of cost or market and record revenues on a gross basis.
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
INTL FCStone Financial Inc. (“INTL FCStone Financial”) is a dually registered broker-dealer/FCM and a clearing member of all major U.S. commodity futures exchanges including the Chicago Mercantile Exchange and its divisions: the Chicago Board of Trade, the New York Mercantile Exchange and the COMEX Division; InterContinental Exchange, Inc. (“ICE”) Futures US, and the Minneapolis Grain Exchange (“MGEX”). INTL FCStone Financial is also a member of ICE Europe Ltd and as of September 30, 2015, was the third largest independent FCM in the United States, as measured by required customer segregated assets, not affiliated with a major financial institution or commodity intermediary, end-user or producer. As of September 30, 2015, INTL FCStone Financial had $1.8 billion in required customer segregated assets.
Acquisitions and Internal Subsidiary Consolidation during Fiscal Year 2015
G.X. Clarke & Co.
Effective January 1, 2015, we acquired all of the partnership interests of G.X. Clarke & Co. (“G.X. Clarke”), an SEC registered institutional dealer in fixed income securities. G.X. Clarke is based in New Jersey, transacts in U.S. Treasury, U.S. government agency and agency mortgage-backed securities, and was a member of the Financial Industry Regulatory Authority (“FINRA”) with an institutional client base consisting of asset managers, commercial bank trust and investment departments, broker-dealers, and insurance companies. The purchase price is equal to G.X. Clarke's net tangible book value at closing of $25.9 million plus a premium of $1.5 million, and up to an additional $1.5 million over the next three years, subject to the achievement of certain profitability thresholds. In conjunction with the acquisition, the name of G.X. Clarke was changed to INTL FCStone Partners L.P. Our consolidated financial statements include the operating results of INTL FCStone Partners L.P. from the date of acquisition.
Internal Subsidiary Consolidation
Effective July 1, 2015, we merged three of our wholly-owned regulated U.S. subsidiaries into our wholly owned regulated U.S. subsidiary, INTL FCStone Securities Inc., and the surviving entity was renamed INTL FCStone Financial Inc. and is registered as both a broker-dealer and a FCM. As such, the assets, liabilities and equity of FCStone, LLC, INTL FCStone Partners L.P., and FCC Investments, Inc. were transferred into INTL FCStone Financial.
Disposals during Fiscal Year 2014
Completed Exit of Physical Base Metals Business
During fiscal 2013, we began an exit of our physical base metals business through the sale and orderly liquidation of then-current open positions. We elected to allow the $100.0 million credit facility which supported this business to expire without renewal. The exit of the physical base metals business was substantially completed by the end of fiscal 2013, including the termination of the physical base metals trading team and certain operational support personnel. The remaining open contract positions were fulfilled during fiscal 2014, at which time we reclassified the physical base metals activities in the financial statements as discontinued operations. We continue to operate the component of our base metals business related to non-physical assets conducted primarily through the London Metals Exchange.
Acquisitions and Disposals during Fiscal Year 2013
Tradewire Acquisition
In December 2012, we acquired certain institutional accounts from Tradewire Securities, LLC (“Tradewire Securities”), a Miami-based securities broker-dealer servicing customers throughout Latin America and a wholly owned subsidiary of Tradewire Group Ltd. We transferred these accounts to our broker-dealer subsidiary, INTL FCStone Securities. As part of the transaction, we hired more than 20 professional staff from Tradewire Securities’ securities broker-dealer business based in Miami, Florida. These professionals provide global brokerage services to a wide range of customers, including hedge funds, pension funds, broker-dealers and banks located in Latin America, North America and Europe. This acquisition was not significant on an individual basis. Our consolidated financial statements include the operating results of the acquired accounts from the date of acquisition.

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
We compete with a large number of firms in the exchange-traded futures and options on futures execution sector and in the OTC derivatives sector. We compete primarily on the basis of diversity and value of services offered, and to a lesser extent on price. Our competitors in the exchange-traded futures and options sector include international brokerage firms, national brokerage firms, regional brokerage firms (both cooperatives and non-cooperatives) as well as local introducing brokers, with competition driven by price level and quality of service. Many of these competitors also offer OTC trading programs. In addition, there are a number of financial firms and physical commodities firms that participate in the OTC markets, both directly in competition with us and indirectly through firms like us. We compete in the OTC market by making specialized OTC transactions available to our customers in contract sizes that are smaller than those usually available from major counterparties.
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
INTL FCStone Financial’s securities transactions are cleared through Broadcort, a division of Merrill Lynch, Pierce, Fenner & Smith, Inc and Pershing LLC, a subsidiary of The Bank of New York Mellon Corporation. In relation to security transactions, INTL FCStone Financial does not hold customer funds or directly clear or settle securities transactions.
We utilize front-end electronic trading, back office and accounting systems to process transactions on a daily basis. In some cases these systems are integrated. The systems provide record keeping, trade reporting to exchange clearing, internal risk controls, and reporting to government and regulatory entities, corporate managers, risk managers and customers. A third-party service bureau located in Hopkins, MN maintains our futures and options back office system. It has a disaster recovery site in Salem, NH.
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
The securities industry in the U.S. is subject to extensive regulation under federal and state securities laws. We must comply with a wide range of requirements imposed by the Securities and Exchange Commission (the “SEC”), state securities commissions, the Municipal Securities Rulemaking Board (“MSRB”) and FINRA. These regulatory bodies safeguard the integrity of the financial markets and protect the interests of investors in these markets. They also impose minimum capital requirements on regulated entities.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) created a comprehensive new regulatory regime governing the OTC and listed derivatives markets and their participants by requiring, among other things: centralized clearing of standardized derivatives (with certain stated exceptions); the trading of clearable derivatives on swap execution facilities or exchanges; and registration and comprehensive regulation of new categories of market participants as “swap dealers” and swap “introducing brokers.” Our wholly owned subsidiary, INTL FCStone Markets, LLC, is registered as a provisionally registered swap dealer. Some important rules, such as those setting capital and margin requirements, have not been finalized or fully implemented, and it is too early to predict with any degree of certainty how we will be affected. We will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act. The legislation and implementing regulations affect not only us, but also our customers and counterparties.
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
Net Capital Requirements
INTL FCStone Financial is subject to minimum capital requirements under Section 4(f)(b) of the Commodity Exchange Act, Part 1.17 of the rules and regulations of the CFTC and the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934. These rules specify the minimum amount of capital that must be available to support our clients’ open trading positions, including the amount of assets that INTL FCStone Financial must maintain in relatively liquid form, and are designed to measure general financial integrity and liquidity. Net capital and the related net capital requirement may fluctuate on a daily basis. Compliance with minimum capital requirements may limit our operations if we cannot maintain the required levels of capital and restrict the ability of INTL FCStone Financial to make distributions to us. Moreover, any change in these rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital we are required to maintain could restrict our ability to operate our business and adversely affect our operations.
INTL FCStone Ltd., a Financial Services Firm regulated by the FCA is subject to a daily net capital requirement.
The Australian Securities and Investment Commission regulates INTL FCStone Pty. Ltd. It is subject to a net tangible asset capital requirement. In addition, INTL FCStone Pty. Ltd. is also subject to a capital adequacy requirements of New Zealand Clearing Limited.
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
All of our subsidiaries are in compliance with all of their capital regulatory requirements as of September 30, 2015. Additional information on these net capital and minimum net capital requirements can be found in Note 12 to the Consolidated Financial Statements.
Segregated Customer Assets
INTL FCStone Financial maintains customer segregated deposits from its customers relating to their trading of futures and options on futures on U.S. commodities exchanges held with INTL FCStone Financial, making it subject to CFTC regulation 1.20, which specifies that such funds must be held in segregation and not commingled with the firm’s own assets. INTL FCStone Financial maintains acknowledgment letters from each depository at which it maintains customer segregated deposits in which the depository acknowledges the nature of funds on deposit in the account. In addition, CFTC regulations require filing of a daily segregation calculation which compares the assets held in customers segregated depositories (“segregated assets”) to the firm’s total segregated assets held on deposit from customers (“segregated liabilities”). The amount of customer segregated assets must be in excess of the segregated liabilities owed to customers and any shortfall in such assets must be immediately communicated to the CFTC. As of September 30, 2015, INTL FCStone Financial maintained $49.3 million in segregated assets in excess of its segregated liabilities.
In addition, INTL FCStone Financial is subject to CFTC regulation 1.25, which governs the acceptable investment of customer segregated assets. This regulation allows for the investment of customer segregated assets in readily marketable instruments including U.S. Treasury securities, municipal securities, government sponsored enterprise securities, certificates of deposit, commercial paper and corporate notes or bonds which are guaranteed by the U.S. under the Temporary Liquidity Guarantee Program, interest in money market mutual funds, and repurchase transactions with unaffiliated entities in otherwise allowable securities. INTL FCStone Financial predominately invests its customer segregated assets in U.S. Treasury securities and money market mutual funds.
INTL FCStone Ltd. is subject to certain business rules, including those that govern the treatment of client money and other assets which under certain circumstances for certain classes of client must be segregated from the firm’s own assets. As of September 30, 2015, INTL FCStone Ltd. was in compliance with the applicable segregated funds requirements.
Secured Customer Assets
INTL FCStone Financial maintains customer secured deposits from its customers funds relating to their trading of futures and options on futures traded on, or subject to the rules of, a foreign board of trade held with INTL FCStone Financial, making it subject to CFTC Regulation 30.7, which requires that such funds must be carried in separate accounts in an amount sufficient to satisfy all of INTL FCStone Financial’s current obligations to customers trading foreign futures and foreign options on foreign commodity exchanges or boards of trade, which are designated as secured customers’ accounts. As of September 30, 2015, INTL FCStone Financial maintained $20.4 million in secured assets in excess of its secured liabilities.
Foreign Operations
We operate in a number of foreign jurisdictions, including Canada, Ireland, the United Kingdom, Argentina, Brazil, Colombia, Uruguay, Paraguay, Mexico, Nigeria, Dubai, China, South Korea, Hong Kong, Australia and Singapore. We established wholly owned subsidiaries in Uruguay and Nigeria but do not have offices or employees in those countries.
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
INTL FCStone Pte. Ltd. is subject to regulation by the Monetary Authority of Singapore.
INTL FCStone Pty. Ltd. is subject to regulation by the Australian Securities and Investments Commission and New Zealand Clearing Ltd.

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
Employees
As of September 30, 2015, we employed 1,231 people globally: 822 in the U.S., 176 in the United Kingdom, 82 in Brazil, 62 in Argentina, 40 in Singapore, 13 in Dubai, 13 in Australia, 9 in Paraguay, 8 in China, and 6 in Hong Kong. None of our employees operate under a collective bargaining agreement, and we have not suffered any work stoppages or labor disputes. Many of our employees are subject to employment agreements, certain of which contain non-competition provisions.
Item 1A. Risk Factors
We face a variety of risks that could adversely impact our financial condition and results of operations, including the following:
Our ability to achieve consistent profitability is subject to uncertainty due to the nature of our businesses and the markets in which we operate. During the fiscal year ended September 30, 2015 we recorded net income of $55.7 million, compared to net income of $19.3 million in fiscal 2014 and in fiscal 2013.
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
The manner in which we account for our commodities inventory and forward commitments may increase the volatility of our reported earnings. Our net income is subject to volatility due to the manner in which we report our commodities inventory. Our inventory held in subsidiaries which are not broker-dealers is stated at the lower of cost or market value. We generally mitigate the price risk associated with our commodities inventory through the use of derivatives. This price risk mitigation does not generally qualify for hedge accounting under U.S. GAAP. In such situations, any unrealized gains in inventory in our non-broker dealer subsidiaries are not recognized under U.S. GAAP, but unrealized gains and losses in related derivative positions are recognized under U.S. GAAP. Additionally, in certain circumstances, U.S. GAAP does not permit us to reflect changes in estimated values of forward commitments to purchase and sell commodities. The forward commitments to purchase and sell commodities, which we do not reflect in our consolidated balance sheets, do not qualify as a derivative under the Derivatives and Hedging Topic of the ASC. As a result, our reported earnings from these business segments are subject to greater volatility than the earnings from our other business segments.
Our indebtedness could adversely affect our financial condition. As of September 30, 2015, our total consolidated indebtedness was $87.1 million, and we may increase our indebtedness in the future as we continue to expand our business. Our indebtedness could have important consequences, including:

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
Committed credit facilities currently available to us might not be renewed. We currently have four committed credit facilities under which we may borrow up to $280.0 million, consisting of:

•	a $140.0 million facility available to INTL FCStone Inc., for general working capital requirements, committed until September 20, 2016.

•	a $75.0 million facility available to our wholly owned subsidiary, INTL FCStone Financial, for short-term funding of margin to commodity exchanges, committed until April 7, 2016.

•
a $40.0 million committed facility available to our wholly owned subsidiary, FCStone Merchant Services, LLC, for financing traditional commodity financing arrangements and commodity repurchase agreements, committed until May 1, 2016.

•	a $25.0 million facility available to our wholly owned subsidiary, INTL FCStone Ltd., for short-term funding of margin to commodity exchanges, committed until October 31, 2016.
During fiscal 2016, $255 million of our committed credit facilities are scheduled to expire. There is no guarantee that we will be successful in renewing, extending or rearranging these facilities.
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
Our failure to successfully integrate the operations of businesses acquired by us in the last twelve months could have a material adverse effect on our business, financial condition and operating results. Since September 30, 2014, we have acquired G.X. Clarke. We will need to meet challenges to realize the expected benefits and synergies of this acquisition, including:

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
We may have difficulty managing our growth. We have experienced significant growth in our business. Our operating revenues grew from $398.9 million in fiscal 2011 to $624.3 million in fiscal 2015.
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
We are exposed to the credit risk of our customers and counterparties and their failure to meet their financial obligations could adversely affect our business. We have substantial credit risk in both our securities and commodities businesses. As a market-maker of OTC and listed securities and a dealer in fixed income securities, we conduct the majority of our securities transactions as principal with institutional counterparties. We clear our securities transactions through unaffiliated clearing brokers. Substantially all of our equity and debt securities are held by these clearing brokers. Our clearing brokers have the right to charge us for losses that result from a counterparty’s failure to fulfill its contractual obligations.
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
Internal or third party computer systems failures, capacity constraints and breaches of security could increase our operating costs and/or credit losses, decrease net operating revenues and cause us to lose clients. We are heavily dependent on the capacity and reliability of the computer and communications systems supporting our operations, whether owned and operated internally or by third parties, including those used for execution and clearance of our customer’s trades and our market making activities. We receive and process a large portion of our trade orders through electronic means, such as through public and private communications networks. These computer and communications systems and networks are subject to performance degradation or failure from any number of reasons, including loss of power, acts of war or terrorism, human error, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism, customer error or misuse, lack of proper maintenance or monitoring and similar events. Our systems, or those of our third party providers, may fail or operate slowly, causing one or more of the following:

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
We are subject to extensive government regulation. The securities and commodities futures industries are subject to extensive regulation under federal, state and foreign laws. In addition, the SEC, the CFTC, FINRA, MSRB, the NFA, the CME Group and other self-regulatory organizations, commonly referred to as SROs, state securities commissions, and foreign securities regulators require compliance with their respective rules and regulations. These regulatory bodies are responsible for safeguarding the integrity of the financial markets and protecting the interests of participants in those markets.
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
The regulatory environment in which we operate is subject to change. On November 14, 2013, the CFTC finalized new rules known as “Enhancing Customer Protections Rules”. These provisions, among other things, require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures, and auditing and examination programs for FCMs. These rule changes, additional legislation or regulations, changes required under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and any new or revised regulation by the SEC, the CFTC, other U.S. or foreign governmental regulatory authorities, SROs, MSRB or FINRA could have a material adverse effect on our business, financial condition and operating results. Changes in the interpretation or enforcement of existing laws and rules by these governmental authorities, SROs, MSRB and FINRA could also have a material adverse effect on our business, financial condition and operating results. Failure to comply with current or future legislation or regulations that apply to our operations could subject us to fines, penalties, or material restrictions on our business in the future.
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
Changes that will be required in our OTC and clearing businesses may also adversely impact our cash flows and financial condition. Registration will impose substantial new requirements upon these entities including, among other things, capital and margin requirements, business conduct standards and record keeping and data reporting obligations. Increased regulatory oversight could also impose administrative burdens on us related to, among other things, responding to regulatory examinations or investigations. We provisionally registered our subsidiary, INTL FCStone Markets, LLC, as a swap dealer on December 31, 2012. Most of the rules affecting this business have now been finalized, and external business conduct rules came into effect on May 1, 2013. Nevertheless, some important rules, such as those setting capital and margin requirements, have not been finalized or fully implemented, and it is too early to predict with any degree of certainty how we will be affected.
The European Markets Infrastructure Regulation (“EMIR”) is the European regulations on OTC derivatives, central counterparties and trade repositories.  The EMIR has been implemented across the European Economic Area member states by the European Securities and Markets Authority (“ESMA”). The EMIR has imposed new requirements on our European operations, including (a) reporting derivatives to a trade repository; (b) putting in place certain risk management procedures for OTC derivative transactions that are not cleared; (c) changes to our clearing account models and increased central counterparty margin requirements.  Reporting requirements came into effect in February 2014 and most risk mitigation procedures were set at the end of 2013. European institutions have yet to decide what collateral obligations will be applicable to non-cleared OTC transactions. ESMA is evaluating and setting clearing obligations for certain OTC derivatives. INTL FCStone Ltd will comply with these EMIR provisions when finalized and relevant to its activities.
In addition to the EMIR, the FCA will be enforcing additional European Union issued regulations such as Market Abuse Directive extending the scope of previous rules to Commodities (2016) and the Markets in Financial Instruments Directive II(“MiFID II”) for which implementation is scheduled for 2017. It is likely some of MiFID II provisions implementation might be postponed to 2018. Principal areas of impact related to this directive will involve organized trade facilities for trading OTC non-equity products, client type re-assessment, investor protection, enhanced conflict of interest and execution policies and increased transparency and reporting.
The increased costs associated with compliance, and the changes that will be required in our OTC and clearing businesses, may adversely impact our results of operations, cash flows, and/or financial condition.
We are subject to net capital requirements. The SEC, FINRA and the CFTC require our dually registered broker-dealer/FCM subsidiary, INTL FCStone Financial Inc. to maintain specific levels of net capital. Failure to maintain the required net capital may subject this subsidiary to suspension or revocation of registration by the SEC, and suspension or expulsion by FINRA and other regulatory bodies and may subject this subsidiary to limitations on its activities, including suspension or revocation of its registration by the CFTC and suspension or expulsion by the NFA and various exchanges of which it is a member.
The FCA requires our UK subsidiary, INTL FCStone Ltd. to maintain specific levels of net capital. Failure to maintain the required net capital may subject INTL FCStone Ltd. to suspension or revocation of its registration by the FCA.
Ultimately, any failure to meet capital requirements by our dually registered broker-dealer/FCM subsidiary or our UK subsidiary could result in liquidation of the subsidiary. Failure to comply with the net capital rules could have material and adverse consequences such as limiting their operations, or restricting us from withdrawing capital from these subsidiaries.
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
Low short-term interest rates negatively impact our profitability. The level of prevailing short-term interest rates affects our profitability because we derive a portion of our revenue from interest earned from the investment of funds deposited with us by our customers. As of September 30, 2015, we had $1.9 billion in customer segregated assets, the majority of which are generally invested in U.S. Treasury securities and money market mutual funds. Our financial performance generally benefits from rising interest rates. Higher interest rates increase the amount of interest income earned from these customer deposits. If short-term interest rates remain low or continue to fall, our revenues derived from interest will decline which would negatively impact our profitability.
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
We are subject to risks relating to litigation and potential securities and commodities law liability. We face significant legal risks in our businesses, including risks related to currently pending litigation involving the Company. Many aspects of our business involve substantial risks of liability, including liability under federal and state securities and commodities laws, other federal, state and foreign laws and court decisions, as well as rules and regulations promulgated by the SEC, the CFTC, FINRA, MSRB, the NFA, the FCA and other regulatory bodies. Substantial legal liability or significant regulatory action against us and our subsidiaries could have adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. Any such litigation could lead to more volatility of our stock price.
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
We are reviewing the regulatory changes that will be introduced by the Markets in Financial Instruments Directive II (“MIFID II”) and the Markets in Financial Instruments Regulation (“MIFIR”) to assess the impact this legislation is likely to have on our United Kingdom business which is expected to be implemented in 2017. Among other things, the legislation will impose additional transaction and position reporting requirements, disclosure obligations, as well as requiring certain over-the-counter derivatives to be traded on organized trading facilities (“OTFs”).
If we are unable to manage any of these risks effectively, our business could be adversely affected.
Item 1B. Unresolved Staff Comments
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2015 that remain unresolved.
Item 2. Properties
The Company maintains offices in New York, New York; Winter Park, Florida; West Des Moines, Iowa; Chicago, Illinois; Kansas City, Missouri; St. Louis, Missouri; Jersey City, New Jersey; Bloomfield, Nebraska; Omaha, Nebraska; Minneapolis, Minnesota; Bloomington, Illinois; Miami, Florida; Indianapolis, Indiana; Bowling Green, Ohio; Nashville, Tennessee; Lawrence, Kansas; Mobile, Alabama; Boca Raton, Florida; Twin Falls, Idaho; Seoul, South Korea; Buenos Aires, Argentina; Campinas, Brazil; Sao Paulo, Brazil; Maringa, Brazil; Passo Fundo, Brazil; Goiania, Brazil; Recife, Brazil; Sorriso, Brazil; Asuncion and Ciudad del Este, Paraguay; Bogota, Colombia; London, United Kingdom; Dublin, Ireland; Dubai, United Arab Emirates; Singapore, Singapore; Beijing and Shanghai, China; Hong Kong, and Sydney, Australia. All of our offices and other principal business properties are leased, except for the space in Buenos Aires, which we own. We believe that our leased and owned facilities are adequate to meet anticipated requirements for our current lines of business.

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
During fiscal 2014, settlement of a previously disclosed shareholder class action complaint against us and our directors originating in August 2008 was approved, resulting in a payment of $0.3 million after consideration of insurance coverage, recorded as expense in fiscal 2014.
During fiscal 2013, we reached a settlement with the CFTC in connection with its investigation of the losses that occurred in 2008 and 2009 in a customer energy trading account of our former wholly owned subsidiary FCStone, LLC. Effective July 1, 2015, FCStone, LLC was merged with other certain wholly owned subsidiaries, and is now known as INTL FCStone Financial Inc. The CFTC’s findings, neither admitted nor denied by us, were that FCStone, LLC violated CFTC Regulation 166.3 in that it failed to diligently supervise its officers’ and employees’ activities relating to risks associated with its customers’ accounts, and in particular one account controlled by two of FCStone, LLC’s customers who traded in natural gas futures, swaps and option contracts. The settlement resulted in a payment of $1.5 million recorded as expense in fiscal 2013.
Sentinel Litigation
Prior to the July 1, 2015 merger of certain wholly owned subsidiaries, our former subsidiary, FCStone, LLC, had a portion of its excess segregated funds invested with Sentinel Management Group Inc. (“Sentinel”), a registered FCM and an Illinois-based money manager that provided cash management services to other FCMs. In August 2007, Sentinel halted redemptions to customers and sold certain of the assets it managed to an unaffiliated third party at a significant discount. On August 17, 2007, subsequent to Sentinel’s sale of certain assets, Sentinel filed for bankruptcy protection. In aggregate, $15.5 million of FCStone, LLC’s $21.9 million in invested funds were returned to it before and after Sentinel’s bankruptcy petition.
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
On February 10, 2015, based on a new theory, the trustee filed a motion for judgment against FCStone, LLC in the United States District Court, for the Northern District of Illinois, seeking to claw back the post-petition transfer of $14.5 million and to recover the funds held in reserve in the name of FCStone, LLC. FCStone, LLC filed its opposition brief and an associated motion for judgment on March 17, 2015. The trustee filed its reply briefs on April 7, 2015 and we filed our reply briefs on April 22, 2015. We have determined that losses related to this matter are neither probable nor reasonably possible. We believe the case is without merit and intend to defend ourselves vigorously.
Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may later prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol ‘INTL’. Our common stock trades on the NASDAQ Global Select Market. As of September 30, 2015, there were approximately 324 registered holders of record of our common stock. The high and low sales prices per share of our common stock for each full quarterly period during fiscal 2015 and 2014 were as follows:

		Price Range
		High	Low
2015:
	Fourth Quarter	$35.22	$24.50
	Third Quarter	$37.15	$29.74
	Second Quarter	$30.44	$19.25
	First Quarter	$20.70	$16.96
2014:
	Fourth Quarter	$20.29	$17.32
	Third Quarter	$20.20	$17.76
	Second Quarter	$19.24	$17.24
	First Quarter	$21.10	$17.95

Value over 5 years of $100 invested on September 30, 2010 in each of the company's stock ("INTL"), S&P 500 Index and NYSE/Arca Securities Broker/Dealer Index
200
180
160
140
120
100
80
60
40
20
-
2010
2011
2012
2013
2014
2015
INTL
S&P 500 Index
NYSE/Arca Securities Broker/Dealer Index

We have never declared any cash dividends on our common stock, and do not currently have any plans to pay dividends on our common stock. The payment of cash dividends in the future is subject to the discretion of the Board of Directors and will depend on our earnings, financial condition, capital requirements, contractual restrictions and other relevant factors. Our credit agreements currently prohibit the payment of cash dividends by us.
On December 10, 2014, our Board of Directors authorized the repurchase of up to 1.0 million shares of our outstanding common stock from time to time in open market purchases and private transactions, subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants.

Our common stock repurchase program activity for the three months ended September 30, 2015 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
July 1, 2015 to July 31, 2015	—	$—	—	775,491
August 1, 2015 to August 31, 2015	—	—	—	775,491
September 1, 2015 to September 30, 2015	204,271	23.33	—	775,491
Total	204,271	$23.33	—
(1) The September 2015 activity represents shares released to us from an escrow account established in connection with the acquisition of certain assets of Provident Group in September 2010. The shares held in escrow were to be released to the individual sellers, over a five year period from the date of closing based on net profits, in accordance with the provisions of the acquisition agreement. Certain terms of the agreement were not met, and the shares were forfeited to us and recorded as treasury stock at the end of the five year period.
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
Selected Summary Financial Information

	Year Ended September 30,
(in millions, except share and per share amounts)	2015	2014	2013	2012	2011
Operating revenues	$624.3	$490.9	$468.2	$448.1	$398.9
Transaction-based clearing expenses	122.7	108.5	110.1	105.3	75.4
Introducing broker commissions	52.7	49.9	40.5	31.0	24.0
Interest expense	17.1	10.5	7.9	5.6	6.4
Net operating revenues	431.8	322.0	309.7	306.2	293.1
Compensation and other expenses:
Compensation and benefits	251.1	201.9	198.7	197.2	170.6
Communication and data services	28.1	25.8	23.1	22.4	15.4
Occupancy and equipment rental	13.5	12.3	12.0	11.0	8.9
Professional fees	12.5	14.9	12.4	12.6	10.3
Travel and business development	10.5	9.9	10.4	10.4	8.0
Depreciation and amortization	7.2	7.3	8.0	7.2	4.7
Bad debts and impairments	7.3	5.5	0.8	1.5	5.8
Other	23.5	18.4	23.1	21.4	21.3
Total compensation and other expenses	353.7	296.0	288.5	283.7	245.0
Income from continuing operations, before tax	78.1	26.0	21.2	22.5	48.1
Income tax expense	22.4	6.4	2.6	5.5	18.2
Net income from continuing operations	55.7	19.6	18.6	17.0	29.9
(Loss) income from discontinued operations, net of tax	—	(0.3)	0.7	(4.3)	4.8
Net income	55.7	19.3	19.3	12.7	34.7
Add: Net loss attributable to noncontrolling interests	—	—	—	0.1	0.1
Net income attributable to INTL FCStone Inc. common stockholders	$55.7	$19.3	$19.3	$12.8	$34.8
Earnings per share:
Basic	$2.94	$1.01	$1.01	$0.67	$1.93
Diluted	$2.87	$0.98	$0.97	$0.64	$1.83
Number of shares:
Basic	18,525,374	18,528,302	18,443,233	18,282,939	17,618,085
Diluted	18,932,235	19,132,302	19,068,497	19,156,899	18,567,454
Selected Balance Sheet Information:
Total assets	$5,070.0	$3,039.7	$2,848.0	$2,953.0	$2,632.0
Lenders under loans	$41.6	$22.5	$61.0	$218.2	$77.4
Senior unsecured notes	$45.5	$45.5	$45.5	$—	$—
Convertible notes	$—	$—	$—	$—	$16.7
Stockholders’ equity	$397.1	$345.4	$335.4	$313.2	$292.6

Other Data:
Return on average stockholders’ equity (from continuing operations) (a)	15.0%	5.8%	5.7%	5.6%	11.2%
EBITDA (b)	$102.4	$43.8	$37.1	$35.3	$59.2
Employees, end of period	1,231	1,141	1,094	1,074	904
Compensation and benefits as a percentage of operating revenues	40.2%	41.1%	42.4%	44.0%	42.8%

(a)
For all periods presented, the return on average stockholders’ equity (from continuing operations) excludes the effects of discontinued operations and net loss attributable to noncontrolling interests.

(b)	See “Non-GAAP Financial Measure” below.

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

	Year Ended September 30,
(in millions)	2015	2014	2013	2012	2011
Net income from continuing operations	$55.7	$19.6	$18.6	$17.0	$29.9
Plus: interest expense	17.1	10.5	7.9	5.6	6.4
Plus: depreciation and amortization	7.2	7.3	8.0	7.2	4.7
Plus: income taxes	22.4	6.4	2.6	5.5	18.2
EBITDA	$102.4	$43.8	$37.1	$35.3	$59.2

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
Our leadership positions span markets such as commodity risk management advisory services; global payments; market-making in international equities and other securities; fixed income; physical trading and hedging of precious metals and select other commodities; execution of listed futures and options on futures contracts on all major commodity exchanges and foreign currency trading, among others. These businesses are supported by our global infrastructure of regulated operating subsidiaries, advanced technology platform and team of more than 1,200 employees. We currently have more than 20,000 clients, located in more than 130 countries.
Our clients include producers, processors and end-users of nearly all widely traded physical commodities; commercial counterparties who are end-users of our products and services; governmental and non-governmental organizations; and commercial banks, asset managers, insurance companies, brokers, institutional investors and major investment banks. We believe our clients value us for our focus on their needs, our expertise and flexibility, our global reach, our ability to provide access to hard-to-reach markets and opportunities, and our status as a well-capitalized and regulatory-compliant organization.
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
Recent Events Affecting the Financial Services Industry
The Dodd-Frank Act created a comprehensive new regulatory regime governing the OTC and listed derivatives markets and their participants by requiring, among other things: centralized clearing of standardized derivatives (with certain stated exceptions); the trading of clearable derivatives on swap execution facilities or exchanges; and registration and comprehensive regulation of new categories of market participants as “swap dealers” and swap “introducing brokers.” Our subsidiary, INTL FCStone Markets, LLC, is a provisionally registered swap dealer. Some important rules, such as those setting capital and margin requirements, have not been finalized or fully implemented, and it is too early to predict with any degree of certainty how we will be affected. We will continue to monitor all applicable developments in the implementation of the Dodd-Frank Act. The legislation and implementing regulations affect not only us, but also many of our customers and counterparties.
We are reviewing the regulatory changes that will be introduced by the Markets in Financial Instruments Directive II (“MIFID II”) and the Markets in Financial Instruments Regulation (“MIFIR”) to assess the impact this legislation is likely to have on our
United Kingdom business when implemented. Implementation is expected in 2017 and the legislation will impose, among other things, additional transaction and position reporting requirements, disclosure obligations, as well as requiring certain over-the-counter derivatives to be traded on organized trading facilities (“OTFs”).
Fiscal 2015 Highlights

•	Record overall operating revenues of $624.3 million, as well as record operating revenues in our Commercial Hedging, Global Payments and Securities segments.

•	Completed the acquisition of G.X. Clarke & Co., an SEC registered institutional dealer in fixed income securities.

•	Excluding incremental expenses of the G.X. Clarke business acquired, fixed expenses increased modestly at 3%, versus fiscal 2014.

•	Realized a 15.0% return on equity for fiscal 2015, equal to our internal target for the Company.

•
Completed the consolidation of four of our U.S. regulated subsidiaries, forming one financial services firm which is dually registered as a broker-dealer and an FCM, realizing capital and other synergies.

Executive Summary
We experienced strong revenue growth across all of our business segments during fiscal 2015, increasing 27% versus the prior year, led by our Securities, Commercial Hedging and Global Payment segments. Overall, segment income increased 46% while net income from continuing operations increased 184% to $55.7 million in fiscal 2015. Global Payments continued its growth, adding an additional $14.9 million in segment income in fiscal 2015 to $43.2 million, while our Securities and Commercial Hedging segments increased segment income by 93% and 27%, respectively. Segment income in our CES segment more than doubled versus the prior year, while Physical Commodities declined modestly.
Our Securities segment’s strong growth in operating performance was a result of a 44% increase in equity market-making volumes as well as the acquisition of G.X. Clarke, which added an incremental $31.4 million in operating revenues since the acquisition on January 1, 2015. The growth in Global Payments segment income was attributable to the continued on-boarding of additional financial institutions to our platform which led to an increase of 70% in the number of payments made compared to the prior year. This growth was partially tempered by a narrowing of the average revenue per payment.
The growth in our core Commercial Hedging segment income was primarily the result of increased interest income on customer deposits and an increase in exchange-traded revenues, particularly on the LME. In addition, OTC volumes increased 24% versus the prior year, driven by strong performance in the agricultural commodities.
In our CES segment, increased interest income as well as a 64% increase in foreign exchange prime brokerage volumes drove the improved performance versus the prior year. Exchange-traded volumes in this segment increased 5%, however exchange-traded operating revenues were relatively flat as a result of a 5% decline in the average rate per contract due to the overall business mix. Our Physical Commodity segment income declined 2% versus the prior year, as a 13% increase in operating revenues was offset by $2.8 million of bad debt provisions, primarily related to a customer in the renewable fuels industry.
In connection with the merger of our wholly owned U.S. subsidiaries, we transferred our remaining available-for-sale of securities to the trading category during the fourth quarter of fiscal 2015. The transfer resulted in $3.3 million, net of tax, of unrealized gains not previously recognized in earnings. See further discussion in our Results of Operations.

On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 59% of total expenses in fiscal 2015 compared to 56% in the fiscal 2014. Non-variable expenses increased 8% year-over-year, primarily as a result of incremental expenses from the acquisition of G.X. Clarke.
Selected Summary Financial Information
Discontinued Operations
During fiscal 2013, we began an exit of our physical base metals business through the sale and orderly liquidation of then-current open positions. We completed the exit of the physical base metals business during fiscal 2014. The physical base metals activities in the financial statements for fiscal 2014 and 2013 are presented as discontinued operations. We continue to operate the portion of our base metals business related to non-physical assets, conducted primarily through the LME in our Commercial Hedging segment.
Results of Operations
Set forth below is our discussion of the results of our operations, as viewed by management, for the fiscal years ended September 30, 2015, 2014, and 2013.
The discussion below relates only to continuing operations. All revenues and expenses, including income tax expense, relating to discontinued operations have been removed from disclosures of total revenues and expenses for the applicable periods, and are reported net in our consolidated income statements in “(loss) income from discontinued operations, net of tax”.
Financial Overview
The following table shows an overview of our financial results:
Financial Overview (Unaudited)

	Year Ended September 30,
(in millions)	2015	% Change	2014	% Change	2013
Operating revenues	$624.3	27%	$490.9	5%	$468.2
Transaction-based clearing expenses	122.7	13%	108.5	(1)%	110.1
Introducing broker commissions	52.7	6%	49.9	23%	40.5
Interest expense	17.1	63%	10.5	33%	7.9
Net operating revenues	431.8	34%	322.0	4%	309.7
Compensation and other expenses	353.7	19%	296.0	3%	288.5
Income from continuing operations, before tax	$78.1	200%	$26.0	23%	$21.2
The selected data table below reflects key operating metrics used by management in evaluating our product lines, for the periods indicated:

	Year Ended September 30,
	2015	% Change	2014	% Change	2013
Volumes and Other Data:
Exchange-traded volume (contracts, 000’s)	99,879.2	7%	93,566.6	(7)%	100,749.9
OTC volume (contracts, 000’s)	1,670.0	24%	1,342.1	8%	1,245.1
Global payments (# of payments, 000’s)	325.4	70%	191.5	36%	140.8
Gold equivalent ounces traded (000’s)	126,365.5	60%	79,127.1	(15)%	93,256.8
Equity market-making (gross dollar volume, millions)	$107,052.9	44%	$74,162.9	29%	$57,705.8
Foreign exchange prime brokerage volume (U.S. notional, millions)	$449,344.1	45%	$310,297.5	6%	$292,526.7
Average assets under management (U.S. dollar, millions)	$572.1	8%	$530.9	15%	$462.3
Average customer segregated equity (millions)	$1,788.2	—%	$1,789.9	7%	$1,674.9

Operating Revenues
Year Ended September 30, 2015 Compared to Year Ended September 30, 2014
Operating revenues for fiscal 2015 and fiscal 2014 were $624.3 million and $490.9 million, respectively. All of our business segments experienced operating revenue growth compared to the prior year, led by our Securities and Commercial Hedging segments which increased $49.5 million and $38.4 million, respectively. In addition, operating revenues in our Global Payments segment increased $21.6 million, while our CES and Physical Commodities segments increased $9.7 million and $2.6 million, respectively.
Operating revenues in our Commercial Hedging segment increased 17% in fiscal 2015 to $262.4 million, as exchange-traded revenues increased $20.1 million to $129.4 million and OTC revenues increased $16.1 million to $111.0 million in fiscal 2015. Strong growth in our LME metals business combined with improved market conditions in the domestic agricultural markets, drove a 16% increase in exchange-traded volumes. OTC revenues increased as a result of a 24% increase in volumes while the average rate per contract declined 6% compared to the prior year. Growth in agricultural commodity OTC revenues and the addition of interest rate OTC derivatives to our customer offering helped to drive the growth in OTC revenues.
Operating revenues in our Securities segment increased 62% in fiscal 2015 to $129.8 million, primarily as a result of a $17.5 million increase in our equity market-making product line, as well as the acquisition of G.X. Clarke which added $31.4 million in incremental revenues to our debt trading product line.
Operating revenues in our Global Payments segment increased 39% in fiscal 2015 to a record $77.0 million compared to the prior year, driven by a 70% increase in the number of global payments made, however spreads have narrowed in this business due to a continuing increase in lower dollar value per payment transaction volume from financial institutions.
Physical Commodity segment operating revenues increased 13% to $23.2 million in fiscal 2015 as a result of a 60% increase in the number of ounces traded in precious metals, which was partially offset by a decrease of customer activity in the physical agricultural and energy commodity product line.
Operating revenues in our CES segment increased 9% in fiscal 2015 to $123.4 million. Exchange-traded commission and clearing fee revenues were relatively flat with the prior year at $96.5 million, while operating revenues in our customer prime brokerage product line increased $7.4 million to $21.5 million in fiscal 2015 as a result of increased market volatility in foreign exchange markets.
Interest income increased $31.4 million to $39.4 million in fiscal 2015 compared to fiscal 2014, and was significantly impacted by the acquisition of G.X. Clarke, which added $19.6 million in interest income during the nine months following the acquisition effective January 1, 2015. In addition, while average customer segregated equity was relatively flat with the prior year, the continued implementation of our interest rate management program, resulted in an aggregate $5.2 million increase in interest income in our Commercial Hedging and CES segments.
On July 1, 2015, the Company merged three of its wholly owned U.S. subsidiaries (FCStone, LLC, INTL FCStone Partners L.P., and FCC Investments, Inc.) into its wholly owned subsidiary, INTL FCStone Securities Inc., and renamed the surviving subsidiary INTL FCStone Financial Inc. INTL FCStone Financial is registered as a broker-dealer with FINRA and is registered as a futures commission merchant with the CFTC and NFA.
In connection with the merger of wholly owned subsidiaries, the Company transferred its remaining available-for-sale investments, at fair value, to the trading category in accordance with the accounting requirements for broker-dealers. The July 1, 2015 transfer of securities resulted in $5.4 million of pre-tax unrealized gains not previously recognized in earnings being included in operating revenues during the fourth quarter of fiscal 2015. In addition, operating revenues for fiscal 2015 include a $1.2 million pre-tax gain on the sale of common stock held in the Intercontinental Exchange, Inc.
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
Interest and Transactional Expenses
Year Ended September 30, 2015 Compared to Year Ended September 30, 2014
Transaction-based clearing expenses: Transaction-based clearing expenses increased 13% to $122.7 million in fiscal 2015 compared to $108.5 million in fiscal 2014, and were 20% of operating revenues in fiscal 2015 compared to 22% in fiscal 2014. The increase in expense is primarily related to higher exchange clearing costs in our CES and LME metals activities resulting from increased contract volumes. Additionally, increases in our Global Payments and Equities operating revenues resulted in higher transactional charges.
Introducing broker commissions: Introducing broker commissions increased 6% to $52.7 million in fiscal 2015 compared to $49.9 million in fiscal 2014, and were 8% of operating revenues in fiscal 2015 compared to 10% in fiscal 2014. The increase in expense is primarily due to increased activity in our Financial Ag’s & Energy and Global Payments components, while the decrease in the percentage of introducing broker commissions to operating revenues is a result of increased non-introducing broker sourced revenues, including interest income.
Interest expense: Interest expense increased to $17.1 million in fiscal 2015 compared to $10.5 million in fiscal 2014. The increase in interest expense is primarily related to $5.8 million of incremental expense from the acquisition of G.X. Clarke. Additionally, higher average borrowings outstanding on the corporate credit facility available for working capital needs resulted in increased expense.
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
Year Ended September 30, 2015 Compared to Year Ended September 30, 2014
Net operating revenues increased $109.8 million, or 34%, to $431.8 million in fiscal 2015 compared to $322.0 million in fiscal 2014.
Year Ended September 30, 2014 Compared to Year Ended September 30, 2013
Net operating revenues increased $12.3 million, or 4%, to $322.0 million in fiscal 2014 compared to $309.7 million in fiscal 2013.
Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Year Ended September 30,
(in millions)	2015	% Change	2014	% Change	2013
Compensation and benefits:
Fixed compensation and benefits	$115.3	7%	$108.0	(2)%	$110.7
Variable compensation and benefits	135.8	45%	93.9	7%	88.0
	251.1	24%	201.9	2%	198.7
Other non-compensation expenses:
Communication and data services	28.1	9%	25.8	12%	23.1
Occupancy and equipment rental	13.5	10%	12.3	3%	12.0
Professional fees	12.5	(16)%	14.9	20%	12.4
Travel and business development	10.5	6%	9.9	(5)%	10.4
Depreciation and amortization	7.2	(1)%	7.3	(9)%	8.0
Bad debts and impairments	7.3	33%	5.5	588%	0.8
Other expense	23.5	28%	18.4	(20)%	23.1
	102.6	9%	94.1	5%	89.8
Total compensation and other expenses	$353.7	19%	$296.0	3%	$288.5
Year Ended September 30, 2015 Compared to Year Ended September 30, 2014
Compensation and Other Expenses: Compensation and other expenses increased $57.7 million, or 19%, to $353.7 million in fiscal 2015 compared to $296.0 million in fiscal 2014.
Compensation and Benefits: Total compensation and benefits expenses increased 24% to $251.1 million in fiscal 2015 compared to $201.9 million in fiscal 2014. Total compensation and benefits were 40% of operating revenues in fiscal 2015 compared to 41% of operating revenues in fiscal 2014. The variable portion of compensation and benefits increased 45% to $135.8 million in fiscal 2015 compared to $93.9 million in fiscal 2014. Variable compensation and benefits were 31% of net operating revenues in fiscal 2015 compared to 29% in fiscal 2014, as the front office compensation, as a percentage of net operating revenues, increased modestly and also due to higher administrative and executive incentive compensation. Administrative and executive incentive compensation was $25.1 million in fiscal 2015 compared to $12.2 million in fiscal 2014, primarily related to incremental expense from the acquisition of G.X. Clarke, as well as our significantly improved financial performance.
The fixed portion of compensation and benefits increased 7% to $115.3 million in fiscal 2015 compared to $108.0 million in fiscal 2014. Non-variable salaries increased $8.0 million, or 10%, primarily due to incremental costs from the acquisition of G.X. Clarke, and additional headcount increases across certain front office and administrative departments. Employee benefits, excluding share-based compensation, increased $2.3 million in fiscal 2015, primarily due to higher employer health care and retirement costs. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Stock option expense was $1.6 million in fiscal 2015 compared to $1.4 million in fiscal 2014. Restricted stock expense was $2.0 million in fiscal 2015 compared to $2.9 million in fiscal 2014. The number of employees increased 8% to 1,231 at the end of fiscal 2015 compared to 1,141 at the end of fiscal 2014.
Other Non-Compensation Expenses: Other non-compensation expenses increased by 9% to $102.6 million in fiscal 2015 compared to $94.1 million in fiscal 2014. Communication and data services expenses increased $2.3 million, primarily due to increases in market information expenses related to incremental costs from the acquisition of G.X. Clarke and expansion of our Financial Ag’s & Energy business activities. Professional fees decreased $2.4 million, primarily due to lower legal, consultancy, and service costs.
Bad debts and impairments increased $1.8 million year-over-year. During fiscal 2015, bad debts were $7.3 million, primarily related to $2.8 million of customer receivables in our Physical Ag’s & Energy component of our Physical Commodities segment, $2.3 million of OTC customer deficits and $0.6 million of LME customer deficits in our Commercial Hedging segment, $0.5 million of uncollectible service fees and notes in our Securities segment, and $1.1 million of notes receivable related to loans pertaining to a former acquisition. During fiscal 2014, bad debts were $5.5 million, net of recoveries of $0.2 million, including $3.8 million in our Commercial Hedging segment, primarily related to account deficits from a Hong Kong commercial LME customer and Brazilian OTC Financial Ag’s & Energy customers. Additionally, we recorded bad debts of $0.9 million in our Physical Commodities segment related to renewable fuels activity in our Physical Ag’s & Energy component, and $0.7 million in our Securities segment primarily related to a charge-off of uncollectible service fees.
Other expense increased $5.1 million, primarily as a result of the change in the revaluation of contingent liabilities related to certain business combinations. During fiscal 2015, we recorded $1.8 million of additional consideration related to the acquisition of G.X. Clarke and Tradewire Securities. During fiscal 2014, we revised downward the additional consideration to be paid for the transfer of accounts from Tradewire Securities, partially offset by an increase in the additional consideration paid for the acquisition of Hencorp Futures, netting to an expense recovery of $2.0 million - See Note 11 to the Consolidated Financial Statements.
Provision for Taxes: The effective income tax rate on income from continuing operations was 29% in fiscal 2015 compared to 25% in fiscal 2014. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Generally, when the percentage of pretax earnings generated from the U.S. increases, our effective income tax rate increases. Our effective income tax rate during both periods was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions.
Year Ended September 30, 2014 Compared to Year Ended September 30, 2013
Compensation and Other Expenses: Compensation and other expenses increased $7.5 million, or 3%, to $296.0 million in fiscal 2014 compared to $288.5 million in fiscal 2013.
Compensation and Benefits: Total compensation and benefits expenses increased 2% to $201.9 million in fiscal 2014 compared to $198.7 million in fiscal 2013. Total compensation and benefits were 41% of operating revenues in fiscal 2014 compared to 42% of operating revenues in fiscal 2013. The variable portion of compensation and benefits increased 7% to $93.9 million in fiscal 2014 compared to $88.0 million in fiscal 2013. Variable compensation and benefits were 29% of net operating revenues in fiscal 2014 compared to 28% in fiscal 2013. Administrative and executive incentive compensation was $12.2 million in fiscal 2014 compared to $11.5 million in fiscal 2013.
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

	Year Ended September 30,
(in millions)	2015	% Change	2014	% Change	2013
Compensation and benefits:
Fixed compensation and benefits	$36.7	5%	$34.8	(7)%	$37.6
Variable compensation and benefits	23.1	89%	12.2	7%	11.4
	59.8	27%	47.0	(4)%	49.0
Other non-compensation expenses:
Communication and data services	4.5	5%	4.3	13%	3.8
Occupancy and equipment rental	13.4	10%	12.2	2%	12.0
Professional fees	7.6	(20)%	9.5	44%	6.6
Travel and business development	2.3	5%	2.2	—%	2.2
Depreciation and amortization	5.8	(6)%	6.2	(10)%	6.9
Bad debts and impairments	1.1	—%	—	—%	—
Other expense	17.8	35%	13.2	(19)%	16.2
	52.5	10%	47.6	—%	47.7
Total compensation and other expenses	$112.3	19%	$94.6	(2)%	$96.7
Year Ended September 30, 2015 Compared to Year Ended September 30, 2014
Total unallocated costs and other expenses increased $17.7 million to $112.3 million in fiscal 2015 compared to $94.6 million in fiscal 2014. Compensation and benefits increased $12.8 million, or 27% to $59.8 million in fiscal 2015 compared to $47.0 million in fiscal 2014. During fiscal 2015, the increase in variable compensation and benefits is primarily related to our improved financial performance over the prior year and the incremental costs from the acquisition of G.X. Clarke. The decrease in professional fees is primarily due to lower legal and consultancy costs related to legal and regulatory matters over the prior year. The increase in other expense is primarily related to the previously discussed change in the revaluation of contingent liabilities related to certain business combinations. Excluding the impacts of the revaluation of contingent liabilities and the incremental unallocated costs from the acquisition of G.X. Clarke, total compensation and other expenses increased 7% over the prior year.

Year Ended September 30, 2014 Compared to Year Ended September 30, 2013
Total unallocated costs and other expenses decreased $2.1 million, or 2%, to $94.6 million in fiscal 2014 compared to $96.7 million in fiscal 2013. Compensation and benefits decreased $2.0 million, or 4% to $47.0 million in fiscal 2014 compared to $49.0 million in fiscal 2013. The increase in professional fees is primarily due to legal costs related to regulatory and employment matters and service costs related to our restatement of the 2012 and 2011 consolidated financial statements.
Variable vs. Fixed Expenses

	Year Ended September 30,
(in millions)	2015	% of Total	2014	% of Total	2013	% of Total
Variable compensation and benefits	$135.8	26%	$93.9	21%	$88.0	20%
Transaction-based clearing expenses	122.7	23%	108.5	24%	110.1	25%
Introducing broker commissions	52.7	10%	49.9	11%	40.5	9%
Total variable expenses	311.2	59%	252.3	56%	238.6	54%
Fixed compensation and benefits	115.3	22%	108.0	24%	110.7	26%
Other fixed expenses	95.3	18%	88.6	19%	89.0	20%
Bad debts and impairments	7.3	1%	5.5	1%	0.8	—%
Total non-variable expenses	217.9	41%	202.1	44%	200.5	46%
Total non-interest expenses	$529.1	100%	$454.4	100%	$439.1	100%
We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible. The table above shows an analysis of our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the years ended September 30, 2015, 2014, and 2013.
Our variable expenses consist of variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative and executive employees, transaction-based clearing expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 59% in fiscal 2015, 56% in fiscal 2014 and 54% in fiscal 2013.
Segment Information
Our business activities are managed as operating segments and organized into reportable segments as follows:

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

Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Year Ended September 30,
(in millions)	2015	% of Operating Revenues	2014	% of Operating Revenues	2013	% of Operating Revenues
Operating revenues	$615.8	100%	$494.0	100%	$461.0	100%
Transaction-based clearing expenses	121.0	20%	107.8	22%	109.7	24%
Introducing broker commissions	52.7	9%	49.9	10%	40.5	9%
Interest expense	10.8	2%	5.4	1%	5.6	1%
Net operating revenues	431.3		330.9		305.2
Variable direct compensation and benefits	110.7	18%	81.7	17%	76.5	17%
Net contribution	320.6		249.2		228.7
Non-variable direct expenses	132.5	22%	120.4	24%	115.7	25%
Segment income	$188.1		$128.8		$113.0
Year Ended September 30, 2015 Compared to Year Ended September 30, 2014
The net contribution of all our business segments increased 29% to $320.6 million in fiscal 2015 compared to $249.2 million in fiscal 2014. Segment income increased 46% to $188.1 million in fiscal 2015 compared to $128.8 million in fiscal 2014.
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

The following table provides the financial performance for Commercial Hedging for the periods indicated.

	Year Ended September 30,
(in millions)	2015	% Change	2014	% Change	2013
Trading gains, net	$152.3	23%	$124.3	9%	$114.3
Commission and clearing fees	88.0	10%	79.9	17%	68.4
Consulting and management fees	15.1	(4)%	15.7	4%	15.1
Interest income	7.0	71%	4.1	(2)%	4.2
Operating revenues	262.4	17%	224.0	11%	202.0
Transaction-based clearing expenses	27.6	10%	25.0	5%	23.7
Introducing broker commissions	19.9	9%	18.2	21%	15.0
Interest expense	0.2	(33)%	0.3	—%	0.3
Net operating revenues	214.7	19%	180.5	11%	163.0
Variable direct compensation and benefits	63.0	32%	47.9	11%	43.3
Net contribution	151.7	14%	132.6	11%	119.7
Non-variable direct expenses	66.1	1%	65.3	4%	62.6
Segment income	$85.6	27%	$67.3	18%	$57.1
The following tables set forth transactional revenues and selected data for Commercial Hedging for the periods indicated.

	Exchange-traded
	Year Ended September 30,
	2015	% Change	2014	% Change	2013
Transactional revenues (in millions):
Agricultural	$62.0	7%	$57.9	14%	50.8
Energy and renewable fuels	6.8	19%	5.7	(10)%	6.3
LME metals	52.8	37%	38.6	30%	29.8
Other	7.8	10%	7.1	4%	6.8
	$129.4	18%	$109.3	17%	93.7
Selected data:
Volume (contracts, 000’s)	20,686.1	16%	17,827.2	9%	16,356.5
Average rate per contract (1)	$6.16	2%	$6.04	8%	$5.61
Average customer segregated equity (millions)	$844.8	(4)%	$878.2	(3)%	$900.8
(1) Give-up fee revenues included in exchange-traded transactional revenues have been excluded from the calculation of exchange-traded average rate per contract.

	OTC
	Year Ended September 30,
	2015	% Change	2014	% Change	2013
Transactional revenues (in millions):
Agricultural	$68.3	24%	$54.9	—%	54.9
Energy and renewable fuels	33.3	3%	32.4	50%	21.6
Other	9.4	24%	7.6	(39)%	12.4
	$111.0	17%	$94.9	7%	88.9
Selected data:
Volume (contracts, 000’s)	1,670.0	24%	1,342.1	8%	1,245.1
Average rate per contract (1)	$64.19	(6)%	$68.25	—%	$68.35
(1) Cash brokerage revenues included in OTC transactional revenues have been excluded from the calculation of OTC average rate per contract.

For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2015 Compared to Year Ended September 30, 2014
Operating revenues increased 17% to $262.4 million in fiscal 2015 compared to $224.0 million in fiscal 2014. Exchange-traded revenues increased 18% to $129.4 million in fiscal 2015, resulting primarily from strong growth in LME metals revenues, driven by increased customer activity and expansion activities in the Far East. In addition, agricultural commodity exchange- traded revenues increased as a result of increased volatility and an increase in customer hedging activity related to the large domestic crop in calendar 2014 being purchased by our customers. Overall exchange-traded contract volume increased 16% and the average rate per contract increased to $6.16.
OTC revenues increased 17% to $111.0 million in fiscal 2015, primarily driven by strong performance in agricultural commodities, in particular grains, coffee, dairy and sugar. Energy and renewable fuels OTC revenues increased modestly compared to the prior year. OTC volumes increased 24% to 1.7 million contracts in fiscal 2015 compared to 1.3 million in fiscal 2014, while the average rate per contract declined 6% compared to the prior year.
Consulting and management fees decreased 4% to $15.1 million in fiscal 2015 compared to fiscal 2014 while interest income, which remains constrained by low short-term interest rates, increased 71%, to $7.0 million in fiscal 2015 compared to $4.1 million in fiscal 2014. The increase in interest income is driven by the implementation of our interest rate management program which includes an extension of the duration of our U.S. Treasury investments and the utilization of interest rate swaps to manage a portion of our interest rate position, which was partially offset by a 4% decrease in average customer equity.
Segment income increased 27% to $85.6 million in fiscal 2015 compared to $67.3 million in fiscal 2014, driven by the increase in operating revenues. Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 42% in fiscal 2015 compared to 41% in fiscal 2014.
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
Global Payments
We provide global payment solutions to banks and commercial businesses as well as charities and non-governmental organizations and government organizations. We offer payments services in more than 130 countries, which we believe is more than any other payments solution provider, and provide competitive and transparent pricing. Through our technology platform, full-service electronic execution capability and commitment to customer service, we believe we are able to provide simple and fast execution, ensuring delivery of funds in any of these countries quickly through our global network of correspondent banks. In this business, we primarily act as a principal in buying and selling foreign currencies on a spot basis. We derive revenue from the difference between the purchase and sale prices.
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

The following table provides the financial performance and selected data for Global Payments for the periods indicated.

	Year Ended September 30,
(in millions)	2015	% Change	2014	% Change	2013
Operating revenues	$77.1	39%	$55.4	35%	$40.9
Transaction-based clearing expenses	3.5	35%	2.6	(7)%	2.8
Introducing broker commissions	5.0	16%	4.3	378%	0.9
Interest expense	0.1	(67)%	0.3	(40)%	0.5
Net operating revenues	68.5	42%	48.2	31%	36.7
Variable direct compensation and benefits	14.0	32%	10.6	22%	8.7
Net contribution	54.5	45%	37.6	34%	28.0
Non-variable direct expenses	11.2	20%	9.3	24%	7.5
Segment income	$43.3	53%	$28.3	38%	$20.5
Selected data:
Global payments (number of trades, 000’s)	325.4	70%	191.5	36%	140.8
Average revenue per trade	$236.94	(18)%	$289.30	—%	$290.48
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2015 Compared to Year Ended September 30, 2014
Operating revenues increased 39% to $77.1 million in fiscal 2015 compared to $55.4 million in fiscal 2014. The operating revenue growth was driven by a 70% increase in the volume of payments made. An increase in volumes from financial institutions resulted in a lower average size of payment made, producing an 18% decrease in the average revenue per trade.
Segment income increased 53% to $43.3 million in fiscal 2015 compared to $28.3 million in fiscal 2014. The increase primarily resulted from the higher operating revenues partially offset by a $1.9 million increase in non-variable expenses. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 29% in fiscal 2015 compared to 32% in fiscal 2014.
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
Securities
We provide value-added solutions that facilitate cross-border trading. We believe our clients value our ability to manage complex transactions, including foreign exchange, utilizing our local understanding of market convention, liquidity and settlement protocols around the world. Our clients include U.S.-based regional and national broker-dealers and institutions investing or executing client transactions in international markets and foreign institutions seeking access to the U.S. securities markets. We are one of the leading market makers in foreign securities, including unlisted ADRs, GDRs and foreign ordinary shares. We make markets in over 1,600 ADRs, GDRs and foreign ordinary shares, of which over 1,300 trade in the OTC market. In addition, we will, on request, make prices in more than 10,000 unlisted foreign securities. We are a broker-dealer in Argentina where we are active in providing institutional executions in the local capital markets.
Following our acquisition of G.X. Clarke effective January 1, 2015, we act as an institutional dealer in fixed income securities, including U.S. Treasury, U.S. government agency and agency mortgage-backed securities to a client base including asset managers, commercial bank trust and investment departments, broker-dealers, and insurance companies. In addition, we provide a full range of corporate finance advisory services to our middle market clients, including capital market solutions and a wide array of advisory services across a broad spectrum of industries. Our advisory services span mergers and acquisitions, liability management, restructuring opinions and valuations. We also originate, structure and place a wide array of debt instruments in the international and domestic capital markets. These instruments include complex asset-backed securities (primarily in Argentina), unsecured bond and loan issues, negotiable notes and other trade-related debt instruments used in cross-border trade finance. On occasion, we may invest our own capital in debt instruments before selling them. We also actively trade in a variety of international debt instruments as well as operate an asset management business in which we earn fees, commissions and other revenues for management of third party assets and investment gains or losses on our investments in funds and proprietary accounts managed either by our investment managers or by independent investment managers.
The following table provides the financial performance for Securities for the periods indicated.

	Year Ended September 30,
(in millions)	2015	% Change	2014	% Change	2013
Operating revenues	$129.8	62%	$80.3	15%	$70.0
Transaction-based clearing expenses	23.7	37%	17.3	8%	16.0
Introducing broker commissions	8.5	49%	5.7	39%	4.1
Interest expense	9.0	233%	2.7	42%	1.9
Net operating revenues	88.6	62%	54.6	14%	48.0
Variable direct compensation and benefits	21.2	55%	13.7	32%	10.4
Net contribution	67.4	65%	40.9	9%	37.6
Non-variable direct expenses	26.9	35%	19.9	10%	18.1
Segment income	$40.5	93%	$21.0	8%	$19.5
The following table sets forth operating revenues by product line and selected data for Securities for the periods indicated.

	Year Ended September 30,
	2015	% Change	2014	% Change	2013
Operating revenues by product line (in millions):
Equity market-making	$57.7	44%	$40.2	3%	$39.1
Debt trading	48.6	191%	16.7	30%	12.8
Investment banking	9.5	1%	9.4	1%	9.3
Asset management	14.0	—%	14.0	59%	8.8
	$129.8	62%	$80.3	15%	$70.0
Selected data:
Equity market-making (gross dollar volume, millions)	$107,052.9	44%	$74,162.9	29%	$57,705.8
Equity revenue per $1,000 traded	$0.54	—%	$0.54	(21)%	$0.68
Average assets under management (millions)	$572.1	8%	$530.9	15%	$462.3
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2015 Compared to Year Ended September 30, 2014
Operating revenues increased 62% to $129.8 million in fiscal 2015 compared to $80.3 million in fiscal 2014.
Operating revenues from equity market-making increased 44%, to $57.7 million in fiscal 2015 compared to fiscal 2014, as favorable market conditions drove a 44% increase in the gross dollar volume traded, while the average revenue per $100 traded was flat with the prior year.
Operating revenues from debt trading increased 191% to $48.6 million in fiscal 2015 compared to fiscal 2014. The increase in operating revenues resulted from the acquisition of G.X. Clarke, adding an incremental $31.4 million in operating revenues. Investment banking operating revenues increased 1% in fiscal 2015 compared to fiscal 2014, while asset management revenues in fiscal 2015 were flat compared to fiscal 2014. Average assets under management were $572.1 million in fiscal 2015 compared to $530.9 million in fiscal 2014.
Segment income increased 93% to $40.5 million in fiscal 2015 compared to $21.0 million in fiscal 2014 primarily as a result of the strong performance in equity market making and the acquisition of G.X. Clarke. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 41% in fiscal 2015 compared to 46% in fiscal 2014, as G.X. Clarke has relatively low transaction-based clearing expenses.

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
On April 10, 2015 (the “transfer date”), we transitioned the portion of our precious metals business conducted through our unregulated domestic subsidiary, INTL Commodities Inc., to our United Kingdom based broker-dealer subsidiary, INTL FCStone Ltd., which is regulated by the FCA, the regulator of the financial services industry in the United Kingdom. This transfer resulted in a change in the valuation of precious metals inventory held by INTL FCStone Ltd. as well as the presentation of INTL FCStone Ltd.’s precious metals sales and cost of sales. See Note 1 of the Consolidated Financial Statements for further information.
Precious metals inventory held by our subsidiaries that are not broker-dealers continues to be valued at the lower of cost or market value. Precious metals sales and cost of sales for subsidiaries that are not broker-dealers continue to be recorded on a gross basis. In our physical agricultural and energy commodities business, we value our inventory at the lower of cost or market value and record revenues on a gross basis.
During fiscal 2013, we began an exit of our physical base metals business through the sale and orderly liquidation of then-current open positions. We completed the exit of the physical base metals business during fiscal 2014. We have reclassified the physical base metals activities in the financial statements for fiscal 2014 and fiscal 2013 as discontinued operations.
Operating revenues and losses from our commodities derivatives activities are included in ‘trading gains, net’ in the consolidated income statements. We generally mitigate the price risk associated with commodities held in inventory through the use of derivatives. We do not elect hedge accounting under U.S. GAAP in accounting for this price risk mitigation.

The following table provides the financial performance for Physical Commodities for the periods indicated.

	Year Ended September 30,
(in millions)	2015	% Change	2014	% Change	2013
Operating revenues	$23.1	12%	$20.6	(23)%	$26.8
Transaction-based clearing expenses	0.4	(33)%	0.6	(14)%	0.7
Introducing broker commissions	0.3	(25)%	0.4	100%	0.2
Interest expense	1.2	(29)%	1.7	(32)%	2.5
Net operating revenues	21.2	18%	17.9	(24)%	23.4
Variable direct compensation and benefits	4.3	13%	3.8	(36)%	5.9
Net contribution	16.9	20%	14.1	(19)%	17.5
Non-variable direct expenses	11.1	35%	8.2	9%	7.5
Segment income	$5.8	(2)%	$5.9	(41)%	$10.0
The following tables set forth operating revenue by product line and selected data for Physical Commodities for the periods indicated.

	Precious Metals
	Year Ended September 30,
	2015	% Change	2014	% Change	2013
Total revenues	$33,816.4	9%	$31,142.5	(25)%	$41,746.7
Cost of sales of physical commodities	33,802.2	9%	31,131.4	(25)%	41,731.7
Operating revenues	$14.2	28%	$11.1	(26)%	$15.0
Selected data:
Gold equivalent ounces traded (000’s)	126,365.5	60%	79,127.1	(15)%	93,256.8
Average revenue per ounce traded	$0.11	(21)%	$0.14	(13)%	$0.16

	Physical Ag’s & Energy
	Year Ended September 30,
	2015	% Change	2014	% Change	2013
Total revenues	$275.6	(18)%	$337.7	11%	$305.3
Cost of sales of physical commodities	266.6	(19)%	328.2	12%	293.4
Operating revenues	$9.0	(5)%	$9.5	(20)%	$11.9
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.
Year Ended September 30, 2015 Compared to Year Ended September 30, 2014
Operating revenues increased 12% to $23.1 million in fiscal 2015 compared to $20.6 million in fiscal 2014.
Precious metals operating revenues increased 28% to $14.2 million in fiscal 2015 compared to $11.1 million in fiscal 2014. The increase in operating revenues is a result of a 60% increase in the number of ounces traded, primarily in the Far Eastern markets, however this was partially offset by a narrowing of spreads due to market conditions.
Operating revenues in Physical Ag’s & Energy decreased 5% to $9.0 million in fiscal 2015 compared to $9.5 million in fiscal 2014. The decrease in operating revenues is primarily due to a decline in commercial commodity-related financing transactions.
Segment income decreased 2% to $5.8 million in fiscal 2015 compared to $5.9 million in fiscal 2014, and primarily resulted from the decline in operating revenues and a $2.8 million increase in bad debt expense in Physical Ag’s & Energy, related to a customer in the renewable fuels industry. Variable expenses expressed as a percentage of operating revenues decreased to 22% in fiscal 2015 compared to 23% in fiscal 2014.
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
The following table provides the financial performance and selected data for Clearing and Execution Services for the periods indicated.

	Year Ended September 30,
(in millions)	2015	% Change	2014	% Change	2013
Trading gains, net	$21.5	52%	$14.1	(32)%	$20.6
Commission and clearing fees	96.5	—%	96.3	(1)%	97.4
Consulting and management fees	1.6	(11)%	1.8	(10)%	2.0
Interest income	3.8	153%	1.5	15%	1.3
Operating revenues	$123.4	9%	$113.7	(6)%	$121.3
Transaction-based clearing expenses	65.8	6%	62.3	(6)%	66.5
Introducing broker commissions	19.0	(11)%	21.3	5%	20.3
Interest expense	0.3	(25)%	0.4	—%	0.4
Net operating revenues	38.3	29%	29.7	(13)%	34.1
Variable direct compensation and benefits	8.2	44%	5.7	(30)%	8.2
Net contribution	30.1	25%	24.0	(7)%	25.9
Non-variable direct expenses	17.2	(3)%	17.7	(12)%	20.0
Segment income	$12.9	105%	$6.3	7%	$5.9
Selected data:
Exchange-traded volume (contracts, 000’s)	79.2	5%	75.7	(10)%	84.4
Exchange-traded average rate per contract (1)	$1.15	(5)%	$1.21	10%	$1.10
Average customer segregated equity (millions)	943.4	3%	911.7	18%	774.1
Foreign exchange prime brokerage volume (U.S. notional, millions)	449,344.1	45%	310,297.5	6%	292,526.7
(1) Give-up fee revenues included in commission and clearing fees have been excluded from the calculation of exchange-traded average rate per contract.
For information about the assets of this segment, see Note 22 to the Consolidated Financial Statements.

Year Ended September 30, 2015 Compared to Year Ended September 30, 2014
Operating revenues increased 9% to $123.4 million in fiscal 2015 compared to $113.7 million in fiscal 2014.
Commission and clearing fee revenues was relatively flat at $96.5 million in fiscal 2015, compared to $96.3 million in fiscal 2014, as a 5% increase in exchange-traded volumes was mostly offset by a lower average rate per contract compared to fiscal 2014. Interest income, which continues to be constrained by the effect of low short-term interest rates, was $3.8 million in fiscal 2015 compared to $1.5 million in fiscal 2014. The increase in interest income was the result of a 3% increase in the average level of customer segregated equity to $943.4 million in fiscal 2015 compared to $911.7 million in fiscal 2014, and the implementation of our interest rate management program.
Operating revenues from customer prime brokerage, reflected on the “trading gains, net” line above, increased 52% to $21.5 million in fiscal 2015 compared to $14.1 million in fiscal 2014, as a result of a 45% increase in foreign exchange volumes as a result of increased foreign currency market volatility.
Segment income increased 105% to $12.9 million in fiscal 2015 compared to $6.3 million in fiscal 2014, primarily as a result of the increase in operating revenues and a decline in variable expenses as a percentage of operating revenues driven by lower introducing broker expenses. Variable expenses, excluding interest, as a percentage of operating revenues were 75% in fiscal 2015 compared to 79% in fiscal 2014.
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
In INTL FCStone Financial, our broker-dealer/FCM subsidiary, we have responsibilities to meet margin calls at all exchanges on a daily basis and intra-day basis, if necessary. We require our customers to make any required margin deposits the next business day, and we require our largest customers to make intra-day margin payments during periods of significant price movement. Margin required to be posted to the exchanges is a function of the net open positions of our customers and the required margin per contract. INTL FCStone Financial is subject to minimum capital requirements under Section 4(f)(b) of the Commodity Exchange Act, Part 1.17 of the rules and regulations of the CFTC and the SEC Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934. These rules specify the minimum amount of capital that must be available to support our clients’ open trading positions, including the amount of assets that INTL FCStone Financial must maintain in relatively liquid form, and are designed to measure general financial integrity and liquidity.
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
As of September 30, 2015, we had total equity capital of $397.1 million, $45.5 million aggregate principal amount of our issued 8.5% senior unsecured notes, due in July 2020 and bank loans of $41.6 million.
A substantial portion of our assets are liquid. As of September 30, 2015, approximately 95% of our assets consisted of cash; securities purchased under agreements to resell; deposits and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory. All assets that are not customer and counterparty deposits are financed by our equity capital, senior unsecured notes, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, and other payables.
As of September 30, 2015, we had deferred tax assets totaling $28.2 million. We are required to assess our deferred tax assets and the need for a valuation allowance at each reporting period. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that we will not realize some or all of the deferred tax assets. We are required to record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of September 30, 2015 and September 30, 2014 was $3.2 million and $2.8 million, respectively. The valuation allowances as of September 30, 2015 and September 30, 2014 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized.
We incurred U.S. federal, state, and local taxable income/(losses) for the years ended September 30, 2015, 2014, and 2013 of $17.7 million, $(18.4) million, and $(24.5) million, respectively. There are no significant differences between actual levels of past taxable income and the results of continuing operations, before income taxes in these jurisdictions. U.S. federal, state, and local taxable losses incurred during the year ended September 30, 2013 were attributable to a decrease in exchange-traded and OTC derivative transactional volumes and revenue caused by consecutive droughts in the U.S., as well as losses incurred in the physical base metals business. During 2013, we elected to pursue an exit of our physical base metals business through an orderly liquidation of open positions, which was completed during fiscal 2014. When evaluating if U.S. federal, state, and local deferred taxes are realizable, we considered deferred tax liabilities of $2.4 million that are scheduled to reverse from 2016 to 2019 and $1.0 million of deferred tax liabilities associated with unrealized gains in securities which we could sell, if necessary. Furthermore, we considered our ability to implement business and tax planning strategies that would allow the remaining U.S. federal, state, and local deferred tax assets, net of valuation allowances, to be realized within 10 years. Based on the tax planning strategies that are prudent and feasible, management believes that it is more likely than not that we will realize the tax benefit of the deferred tax assets, net of the existing valuation allowance, in the future. However, the realization of deferred income taxes is dependent on future events, and changes in estimate in future periods could result in adjustments to the valuation allowance.
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
In our debt trading business, we enter into receivable under reverse repurchase agreements and payables under repurchase agreements primarily to finance inventory positions, acquire securities to cover short positions or to acquire securities for settlement. We either receive or pledge securities to adequately collateralize such agreements and transactions. The value of this collateral is marked-to-market on a daily basis and we may require counterparties, or be required, to deposit additional collateral or return collateral pledged, when appropriate.
During the fiscal years ended September 30, 2015, 2014, and 2013, we recorded bad debts, net of recoveries of $7.3 million, $5.5 million, and $0.7 million, respectively. During the year ended September 30, 2015, primarily related to $2.8 million of customer receivables in our Physical Ag’s & Energy component of our Physical Commodities segment, $2.3 million of OTC customer deficits and $0.6 million of LME customer deficits in our Commercial Hedging segment, $0.5 million of uncollectible service fees and notes in our Securities segment, and $1.1 million of notes receivable related to loans pertaining to a former acquisition. During the year ended September 30, 2014, our bad debts included $3.8 million in our Commercial Hedging segment, related to account deficits from a Hong Kong commercial LME customer and Brazilian OTC Financial Ag’s & Energy customers, $0.9 million in our Physical Ag’s & Energy component, related to renewable fuels activity, and $0.7 million in our Securities segment related to charge-offs of uncollectible service fees. Additional information related to bad debts, net of recoveries, for the fiscal years ended September 30, 2015, 2014, and 2013 is set forth in Note 5 of the Consolidated Financial Statements.
Primary Sources and Uses of Cash
Our assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and our growth. Our total assets as of September 30, 2015 and September 30, 2014, were $5,070.0 million and $3,039.7 million, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. INTL FCStone Financial and INTL FCStone Ltd. occasionally uses their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their customers.
The majority of the assets of INTL FCStone Financial Inc. are restricted from being transferred to its parent or other affiliates due to specific regulatory requirements. These restrictions have no impact on our ability to meet our cash obligations, and no impact is expected in the future.
We have liquidity and funding policies and processes in place that are intended to maintain significant flexibility to address both company-specific and industry liquidity needs. The majority of our excess funds are held with high-quality institutions, under highly-liquid reverse repurchase agreements, U.S. government obligations and AA-rated money market investments. We do not hold any direct investments in the general obligations of any sovereign nations.
As of September 30, 2015, $220.0 million of cash, cash equivalents and available-for-sale investment securities was held by our foreign subsidiaries. If these funds are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds, up to the amount of undistributed earnings of $227.2 million. However, our intent is to indefinitely reinvest these funds outside of the U.S., and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
As of September 30, 2015, approximately $89.5 million of our financial instruments owned and $90.0 million of financial instruments sold, not yet purchased, are exchangeable foreign equities and ADRs.
As of September 30, 2015, we had $45.5 million outstanding in aggregate principal amount of our 8.5% Senior Notes due 2020 (the “Notes”). The Notes were issued in July 2013, and bear interest at a rate of 8.5% per year (payable quarterly on January 30, April 30, July 30 and October 30 of each year). The Notes mature on July 30, 2020. We may redeem the Notes, in whole or in part, at any time on and after July 30, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date. We incurred debt issuance costs of $1.7 million in connection with the issuance of the Notes, which are being amortized over the term of the Notes.
In April 2015, we obtained a $4.0 million loan from a commercial bank, secured by equipment purchased with the proceeds. The note is payable in monthly installments, ending in March 2020.

As of September 30, 2015, we had four committed bank credit facilities, totaling $280.0 million, of which $38.0 million was outstanding. The credit facilities include:

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

•
An unsecured syndicated loan facility, committed until April 7, 2016, under which our subsidiary, INTL FCStone Financial is entitled to borrow up to $75 million, subject to certain terms and conditions of the credit agreement. This line of credit is intended to provide short-term funding of margin to commodity exchanges as necessary.

•
A syndicated borrowing facility, committed until May 1, 2016, under which our subsidiary, FCStone Merchant Services, LLC is entitled to borrow up to $40 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance traditional commodity financing arrangements and commodity repurchase agreements.

•
An unsecured syndicated loan facility, committed until October 31, 2016, under which our subsidiary, INTL FCStone Ltd is entitled to borrow up to $25 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

Additional information regarding the committed bank credit facilities can be found in Note 10 of the Consolidated Financial Statements. During fiscal 2015, $255 million of our committed credit facilities are scheduled to expire. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
In May 2015, we obtained a secured, uncommitted loan facility, under which our subsidiary, INTL FCStone Financial may borrow up to $50.0 million, collateralized by commodity warehouse receipts, to facilitate U.S. commodity exchange deliveries of its customers, subject to certain terms and conditions of the credit agreement.
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
We have contingent liabilities relating to several acquisitions we have completed since December 2012. See Note 11 to the Consolidated Financial Statements for additional information on these contingent liabilities. Under the terms of the purchase agreements, we have obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings. The contingent liabilities for these estimated additional discounted purchase price considerations totaled $3.3 million as of September 30, 2015, and are included in ‘accounts payable and other accrued liabilities’ in the consolidated balance sheets. We estimate cash payments related to these contingent liabilities to be $3.1 million during fiscal 2016 and $0.8 million during fiscal 2018.
We contributed $2.2 million to our defined benefit pension plans during the year ended September 30, 2015, and expect to contribute $2.1 million to the plans during fiscal 2016, which represents the minimum funding requirement.
Other Capital Considerations
Our activities are subject to significant governmental regulations and capital adequacy requirements, both in the U.S. and overseas. Certain other of our non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
Our subsidiaries are in compliance with all of their capital regulatory requirements as of September 30, 2015. Additional information on these net capital and minimum net capital requirements can be found in Note 12 of the Consolidated Financial Statements.
The Dodd-Frank Act created a comprehensive new regulatory regime governing the OTC and listed derivatives markets and their participants by requiring, among other things: centralized clearing of standardized derivatives (with certain stated exceptions); the trading of clearable derivatives on swap execution facilities or exchanges; and registration and comprehensive regulation of new categories of market participants as “swap dealers” and swap “introducing brokers.” Our subsidiary, INTL FCStone Markets, LLC, is a provisionally registered swap dealer. Some important rules, such as those setting capital and margin requirements, have not been finalized or fully implemented, and it is too early to predict with any degree of certainty how we will be affected.
Cash Flows
Our cash and cash equivalents increased from $231.3 million as of September 30, 2014 to $268.1 million as of September 30, 2015, a net increase of $36.8 million. Net cash of $37.9 million was provided by operating activities, $15.5 million was used in investing activities and net cash of $15.0 million was provided by financing activities, of which $15.5 million was drawn on lines of credit and increased the amounts payable to lenders under loans, $2.2 million was paid out as earn-outs on acquisitions and $4.7 million was used to repurchase shares. Fluctuations in exchange rates caused a reduction of $0.6 million to our cash and cash equivalents.
In the commodities industry, companies report trading activities in the operating section of the statement of cash flows. Due to the daily price volatility in the commodities market, as well as changes in margin requirements, fluctuations in the balances of deposits held at various exchanges, marketable securities and customer commodity accounts may occur from day-to-day. A use of cash, as calculated on the consolidated statement of cash flows, includes unrestricted cash transferred and pledged to the exchanges or guarantee funds. These funds are held in interest-bearing deposit accounts at the exchanges, and based on daily exchange requirements, may be withdrawn and returned to unrestricted cash. Additionally, within our unregulated OTC and foreign exchange operations, cash deposits received from customers are reflected as cash provided from operations. Subsequent transfer of these cash deposits to counterparties or exchanges to margin their open positions will be reflected as an operating use of cash to the extent the transfer occurs in a different period than the cash deposit was received.
In July 2015, we received proceeds of $2.1 million from the sale of our shares in ICE.
Capital expenditures included in investing activities for property, plant and equipment totaled $9.1 million in fiscal 2015, increasing from $4.3 million in fiscal 2014. The increase in capital expenditures is primarily due to the replacement of a leased aircraft with a purchased aircraft during the current year, that was financed with a note payable, which is included in financing activities.
On December 10, 2014, our Board of Directors authorized repurchase of up to 1.0 million shares of our outstanding common stock from time to time in open market purchases and private transactions, subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal and regulatory requirements. During fiscal 2015, we have repurchased 224,509 shares of our outstanding common stock in open market transactions, for an aggregate purchase price of $4.5 million. During fiscal 2014, we repurchased 513,800 shares of our outstanding common stock in open market transactions, for an aggregate purchase price of $9.7 million. During fiscal 2013, we repurchased 200,109 shares of our outstanding common stock in open market transactions, for an aggregate purchase price of $3.7 million.
Apart from what has been disclosed above, there are no known trends, events or uncertainties that have had or are likely to have a material impact on our liquidity, financial condition and capital resources.
Contractual Obligations
The following table summarizes our cash payment obligations as of September 30, 2015:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	After 5 Years
Operating lease obligations	$41.8	$7.2	$11.8	$10.6	$12.2
Purchase obligations(1)	333.9	333.9	—	—	—
Senior unsecured notes	45.5	—	—	—	45.5
Contingent acquisition consideration	3.9	3.1	0.8	—	—
Other	9.0	2.0	3.4	1.5	2.1
	$434.1	$346.2	$16.0	$12.1	$59.8
(1) Represents an estimate of contractual purchase commitments in the ordinary course of business primarily for the purchase of precious and base metals. Unpriced contract commitments have been estimated using September 30, 2015 fair values. The purchase commitments for less than one year will be partially offset by corresponding sales commitments of $217.0 million.

Total contractual obligations exclude defined benefit pension obligations. In fiscal 2016, we anticipate making contributions of $2.1 million to defined benefit plans. Additional information on the funded status of these plans can be found in Note 15 of the Consolidated Financial Statements.
Based upon our current operations, we believe that cash flow from operations, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs.
Off Balance Sheet Arrangements
We are party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer and FCM and from our market-making and proprietary trading in the foreign exchange and commodities trading business. These financial instruments include futures, forward and foreign exchange contracts, exchange-traded and OTC options, mortgage-backed TBAs, and interest rate swaps. Derivative financial instruments involve varying degrees of off-statement of financial condition market risk whereby changes in the fair values of underlying financial instruments may result in changes in the fair value of the financial instruments in excess of the amounts reflected in the statement of financial condition. Exposure to market risk is influenced by a number of factors, including the relationships between the financial instruments and the Company’s positions, as well as the volatility and liquidity in the markets in which the financial instruments are traded. The principal risk components of financial instruments include, among other things, interest rate volatility, the duration of the underlying instruments and changes in commodity pricing and foreign exchange rates. The Company attempts to manage its exposure to market risk through various techniques. Aggregate market limits have been established and market risk measures are routinely monitored against these limits. Derivative contracts are traded along with cash transactions because of the integrated nature of the markets for such products. We manage the risks associated with derivatives on an aggregate basis along with the risks associated with our proprietary trading and market-making activities in cash instruments as part of our firm-wide risk management policies.
A significant portion of these instruments are primarily the execution of orders for commodity futures and options on futures contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes contract limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to exchanges are subject to netting of open positions and collateral, while exposures to customers are subject to netting, per the terms of the customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held are adequate to minimize the risk of material loss that could be created by positions held as of September 30, 2015. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both counterparties and customers are subject to master netting agreements and the terms of the customer agreements, which reduce the exposure to the Company.
As a broker-dealer in U.S. Treasury obligations, U.S. government agency obligations, and agency mortgage-backed obligations, the Company is engaged in various securities trading, borrowing and lending activities servicing solely institutional counterparties. The Company’s exposure to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions and market risk associated with the sale of securities not yet purchased can be directly impacted by volatile trading markets which may impair their ability to satisfy outstanding obligations to the Company. In the event of non-performance and unfavorable market price movements, the Company may be required to purchase or sell financial instruments, which may result in a loss to the Company.
We transact OTC and foreign exchange contracts with our customers, and our OTC and foreign exchange trade desks will generally offset the customer’s transaction simultaneously with one of our trading counterparties or will offset that transaction with a similar, but not identical, position on the exchange. These unmatched transactions are intended to be short-term in nature and are conducted to facilitate the most effective transaction for our customer.
Additionally, we hold options and futures on options contracts resulting from market-making and proprietary trading activities in these product lines. We assist customers in our commodities trading business to protect the value of their future production (precious or base metals) by selling them put options on an OTC basis. We also provide our commodities trading business customers with sophisticated option products, including combinations of buying and selling puts and calls. We mitigate our risk by effecting offsetting options with market counterparties or through the purchase or sale of exchange-traded commodities futures. The risk mitigation of offsetting options is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC.

We also carry short positions, selling financial instruments that we do not own and borrowing financial instruments to make good delivery, and therefore we are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We have recorded these obligations in the consolidated financial statements at September 30, 2015 and September 30, 2014, at fair value of the related financial instruments, totaling $568.3 million and $264.0 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our consolidated balance sheets in ‘financial instruments owned, at fair value’, and ‘physical commodities inventory’. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to September 30, 2015, which might be partially or wholly offset by gains in the value of assets held as of September 30, 2015. The totals of $568.3 million and $264.0 million include a net liability of $54.1 million and $84.4 million for derivatives, based on their fair value as of September 30, 2015 and September 30, 2014, respectively.
The Company does not anticipate non-performance by counterparties in the above situations. The Company has a policy of reviewing the credit standing of each counterparty with which it conducts business. The Company has credit guidelines that limit the Company’s current and potential credit exposure to any one counterparty. The Company administers limits, monitors credit exposure, and periodically reviews the financial soundness of counterparties. The Company manages the credit exposure relating to its trading activities in various ways, including entering into collateral arrangements and limiting the duration of exposure. Risk is mitigated in certain cases by closing out transactions and entering into risk reducing transactions.
We are a member of various commodity exchanges and clearing organizations. Under the standard membership agreement, all members are required to guarantee the performance of other members and, accordingly, in the event another member is unable to satisfy its obligations to the exchange, we may be required to fund a portion of the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral at the exchanges. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability for these arrangements has been recorded in the consolidated balance sheets as of September 30, 2015 and 2014.
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
The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the year ended September 30, 2015.

Marked-to-Market Revenues
Number of Days
90
80
70
60
50
40
30
20
10
0
6
5
27
71
83
45
12
7
2
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
Interest Rate Risk
In the ordinary course of our operations, we have interest rate risk from the possibility that changes in interest rates will affect the values of financial instruments and impact interest income earned. Following the acquisition of G.X. Clarke (see Note 18 to the Consolidated Financial Statements), the Company acquired a significant amount of trading assets and liabilities which are sensitive to changes in interest rates. G.X. Clarke’s trading activities consists primarily of securities trading in connection with U.S. Treasury obligations, U.S. government agency obligations, and agency mortgage-backed obligations. Derivative instruments, which consist of futures, mortgage-backed “to be announced” (TBA) securities and forward settling transactions, are used to manage risk exposures in the newly acquired subsidiary’s trading inventory. The Company enters into TBA securities transactions for the sole purpose of managing risk associated with the purchase of mortgage pass-through securities.
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
During the prior year, we amended this interest management strategy, to include outright purchases of medium term U.S. Treasury notes. Under this amended program, on a quarterly basis, we evaluate our overall level of short term investable balances, net of our of variable rate debt, and either invest a portion of these investable balances in medium term U.S. Treasury notes or enter into interest rate swaps as described above, when a sufficient interest rate spread exists between short term and medium term rates exist. Under this strategy, excluding cash deposits and our investments in AA-rated money market funds, the weighted average time to maturity of our portfolio is not to exceed 24 months in duration. As part of this strategy we hold $680 million in par value of medium term U.S. Treasury notes and $375 million in interest rate swap derivative contracts, with the remainder being held in short term U.S. Treasury bills and AA-rated money market fund investments and the weighted average time to maturity of the portfolio, excluding cash deposits and our investments in AA-rated money market funds is 19 months.
We manage interest expense using a combination of variable and fixed rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. Refer to Note 4 to the Consolidated Financial Statements for information on the interest rate swap transactions. The debt instruments are carried at their unpaid principal balance which approximates fair value. As of September 30, 2015, $38.0 million of our debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of September 30, 2015, we had $49.1 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with our fixed-rate debt.

ITEM 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
INTL FCStone Inc.:
We have audited INTL FCStone Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s September 30, 2015 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015 excluded G.X. Clarke & Co. (G.X. Clarke), acquired with effect from January 1, 2015. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of G.X. Clarke.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended September 30, 2015, as well as the accompanying financial statement schedule. Our report dated December 9, 2015 expressed an unqualified opinion on those consolidated financial statements and the accompanying financial statement schedule.
/s/ KPMG LLP
Kansas City, Missouri
December 9, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
INTL FCStone Inc.:
We have audited the accompanying consolidated balance sheets of INTL FCStone Inc. and subsidiaries (the Company) as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended September 30, 2015. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three‑year period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, subsequent to the transfer of the portion of precious metals business conducted through INTL Commodities Inc. to INTL FCStone Ltd., this portion of precious metals sales and cost of sales are presented on a net basis as a component of trading gains, net. Prior to the transfer, these precious metals sales and cost of sales were recorded on a gross basis.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 9, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Kansas City, Missouri
December 9, 2015

INTL FCStone Inc.
Consolidated Balance Sheets

(in millions, except par value and share amounts)	September 30, 2015	September 30, 2014
ASSETS
Cash and cash equivalents	$268.1	$231.3
Cash, securities and other assets segregated under federal and other regulations (including $515.5 and $15.3 at fair value at September 30, 2015 and September 30, 2014 respectively)	756.9	448.0
Securities purchased under agreements to resell	325.3	—
Deposits with and receivables from:
Exchange-clearing organizations (including $1,009.4 and $1,255.4 at fair value at September 30, 2015 and September 30, 2014, respectively)	1,533.5	1,731.4
Broker-dealers, clearing organizations and counterparties (including $(52.9) and $(1.1) at fair value at September 30, 2015 and September 30, 2014, respectively)	277.6	123.0
Receivable from customers, net	217.3	55.6
Notes receivable, net	78.4	65.2
Income taxes receivable	10.6	10.8
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $170.7)	1,421.9	197.9
Physical commodities inventory (including precious metals of $15.2 at fair value at September 30, 2015)	32.8	40.0
Deferred income taxes, net	28.2	32.0
Property and equipment, net	19.7	15.9
Goodwill and intangible assets, net	58.1	58.0
Other assets	41.6	30.6
Total assets	$5,070.0	$3,039.7
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $3.3 and $5.5 at fair value at September 30, 2015 and September 30, 2014)	$144.8	$114.1
Payable to:
Customers	2,593.5	2,228.7
Broker-dealers, clearing organizations and counterparties (including $1.6 at fair value at September 30, 2015)	262.9	11.9
Lenders under loans	41.6	22.5
Senior unsecured notes	45.5	45.5
Income taxes payable	9.0	7.6
Securities sold under agreements to repurchase	1,007.3	—
Financial instruments sold, not yet purchased, at fair value	568.3	264.0
Total liabilities	4,672.9	2,694.3
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 20,184,556 issued and 18,812,803 outstanding at September 30, 2015 and 19,826,635 issued and 18,883,662 outstanding at September 30, 2014	0.2	0.2
Common stock in treasury, at cost - 1,371,753 shares at September 30, 2015 and 942,973 shares at September 30, 2014	(26.8)	(17.5)
Additional paid-in capital	240.8	229.6
Retained earnings	200.4	144.7
Accumulated other comprehensive loss, net	(17.5)	(11.6)
Total stockholders’ equity	397.1	345.4
Total liabilities and stockholders’ equity	$5,070.0	$3,039.7
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Income Statements

	Year Ended September 30,
(in millions, except share and per share amounts)	2015	2014	2013
Revenues:
Sales of physical commodities	$34,089.9	$33,546.4	$42,031.2
Trading gains, net	328.6	244.5	244.0
Commission and clearing fees	192.5	180.7	173.3
Consulting and management fees	42.5	42.1	35.1
Interest income	39.4	8.0	8.9
Other income	0.3	0.7	0.9
Total revenues	34,693.2	34,022.4	42,493.4
Cost of sales of physical commodities	34,068.9	33,531.5	42,025.2
Operating revenues	624.3	490.9	468.2
Transaction-based clearing expenses	122.7	108.5	110.1
Introducing broker commissions	52.7	49.9	40.5
Interest expense	17.1	10.5	7.9
Net operating revenues	431.8	322.0	309.7
Compensation and other expenses:
Compensation and benefits	251.1	201.9	198.7
Communication and data services	28.1	25.8	23.1
Occupancy and equipment rental	13.5	12.3	12.0
Professional fees	12.5	14.9	12.4
Travel and business development	10.5	9.9	10.4
Depreciation and amortization	7.2	7.3	8.0
Bad debts and impairments	7.3	5.5	0.8
Other	23.5	18.4	23.1
Total compensation and other expenses	353.7	296.0	288.5
Income from continuing operations, before tax	78.1	26.0	21.2
Income tax expense	22.4	6.4	2.6
Net income from continuing operations	55.7	19.6	18.6
(Loss) income from discontinued operations, net of tax	—	(0.3)	0.7
Net income	$55.7	$19.3	$19.3

Basic earnings per share:
Income from continuing operations	$2.94	$1.03	$0.97
(Loss) income from discontinued operations	—	(0.02)	0.04
Net income per common share	$2.94	$1.01	$1.01
Diluted earnings per share:
Income from continuing operations	$2.87	$1.00	$0.93
(Loss) income from discontinued operations	—	(0.02)	0.04
Net income per common share	$2.87	$0.98	$0.97
Weighted-average number of common shares outstanding:
Basic	18,525,374	18,528,302	18,443,233
Diluted	18,932,235	19,132,302	19,068,497
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Statements of Comprehensive Income

	Year Ended September 30,
(in millions)	2015	2014	2013
Net income	$55.7	$19.3	$19.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(4.0)	(4.6)	(1.8)
Pension liabilities adjustment	(1.5)	(0.8)	2.9
Net unrealized gain on available-for-sale securities	2.7	0.2	0.6
Reclassification of adjustment for gains included in net income:
Foreign currency translation adjustment (included in other income)	—	—	(0.1)
Periodic pension costs (included in compensation and benefits)	0.3	0.2	0.8
Realized gain on available-for-sale securities (included in trading gains, net and interest income)	(5.4)	(0.1)	(8.3)
Income tax expense from reclassification adjustments (included in income tax expense)	2.0	(0.1)	1.7
Reclassification adjustment for gains included in net income	(3.1)	—	(5.9)
Other comprehensive loss	(5.9)	(5.2)	(4.2)
Comprehensive income	$49.8	$14.1	$15.1
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Cash Flows Statements

	Year Ended September 30,
(in millions)	2015	2014	2013
Cash flows from operating activities:
Net income	$55.7	$19.3	$19.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7.2	7.3	8.0
Provision for bad debts and impairments	7.3	5.5	0.8
Deferred income taxes	4.8	(6.8)	(7.8)
Amortization of debt issuance costs and debt discount	0.9	1.0	1.2
Amortization of share-based compensation expense	3.6	4.3	9.3
Loss on sale of property and equipment	0.5	0.3	0.4
Gain on disposal of affiliate	—	—	(0.4)
Gain on sale of exchange memberships and common stock	(1.2)	—	(9.1)
Changes in operating assets and liabilities, net:
Cash, securities and other assets segregated under federal and other regulations	(315.0)	(1.3)	(95.1)
Change in securities purchased under agreements to resell	15.2	—	—
Deposits and receivables from exchange-clearing organizations	195.1	(159.2)	42.3
Deposits and receivables from broker-dealers, clearing organizations, and counterparties	(150.2)	1.1	(53.4)
Receivable from customers, net	(169.0)	32.0	(23.7)
Notes receivable, net	(14.5)	(27.9)	66.6
Income taxes receivable	—	4.2	(0.2)
Financial instruments owned, at fair value	(565.0)	(42.6)	3.1
Physical commodities inventory	7.1	17.8	72.7
Other assets	(16.2)	0.1	4.3
Accounts payable and other accrued liabilities	23.2	1.9	(0.2)
Payable to customers	332.1	191.5	24.0
Payable to broker-dealers, clearing organizations and counterparties	251.1	(5.2)	(22.3)
Income taxes payable	1.7	5.2	0.5
Change in securities sold under agreements to repurchase	186.0	—	—
Financial instruments sold, not yet purchased, at fair value	177.5	84.1	4.6
Net cash provided by operating activities	37.9	132.6	44.9
Cash flows from investing activities:
Disposal and deconsolidation of affiliates	—	—	0.2
Cash paid for acquisitions, net	(7.8)	—	—
Purchase of exchange memberships and common stock	(0.7)	—	(0.3)
Sale of exchange memberships and common stock	2.1	—	10.1
Purchase of property and equipment	(9.1)	(4.3)	(4.9)
Net cash (used in) provided by investing activities	(15.5)	(4.3)	5.1
Cash flows from financing activities:
Net change in payable to lenders under loans	15.5	(38.5)	(157.2)
Payments related to earn-outs on acquisitions	(2.2)	(1.6)	(12.0)
Proceeds from issuance of senior unsecured notes	—	—	45.5
Proceeds from note payable	4.0	—	—
Repayment of note payable	(0.4)	—	—
Share repurchase	(4.7)	(9.7)	(3.9)
Debt issuance costs	(0.2)	(0.3)	(3.7)
Exercise of stock options	2.5	1.4	1.5
Income tax benefit on stock options and awards	0.5	(0.1)	0.1
Net cash provided by (used in) financing activities	15.0	(48.8)	(129.7)
Effect of exchange rates on cash and cash equivalents	(0.6)	(4.3)	(0.5)
Net increase (decrease) in cash and cash equivalents	36.8	75.2	(80.2)
Cash and cash equivalents at beginning of period	231.3	156.1	236.3
Cash and cash equivalents at end of period	$268.1	$231.3	$156.1

(continued)
	Year Ended September 30,
(in millions)	2015	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$15.8	$9.6	$8.9
Income taxes paid, net of cash refunds	$15.3	$3.0	$10.2
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$1.6	$0.5	$5.6
Additional consideration payable related to acquisitions	$1.9	$(1.8)	$8.2
Acquisition of business:
Assets acquired	$1,011.4	$—	$—
Liabilities acquired	(995.1)	—	—
Total net assets acquired	$16.3	$—	$—
Deferred consideration payable related to acquisitions	$5.0	$—	$—
Escrow deposits related to acquisitions	$5.0	$—	$—
See accompanying notes to consolidated financial statements.

INTL FCStone Inc.
Consolidated Statements of Stockholders’ Equity

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of September 30, 2012	$0.2	$(4.1)	$213.2	$106.1	$(2.2)	$313.2
Net income				19.3		19.3
Other comprehensive loss					(4.2)	(4.2)
Exercise of stock options			1.5			1.5
Share-based compensation			9.3			9.3
Repurchase of stock		(3.7)	(0.2)			(3.9)
Stock held in escrow for business combination			0.2			0.2
Balances as of September 30, 2013	0.2	(7.8)	224.0	125.4	(6.4)	335.4
Net income				19.3		19.3
Other comprehensive loss					(5.2)	(5.2)
Exercise of stock options			1.3			1.3
Share-based compensation			4.3			4.3
Repurchase of stock		(9.7)	—			(9.7)
Balances as of September 30, 2014	0.2	(17.5)	229.6	144.7	(11.6)	345.4
Net income				55.7		55.7
Other comprehensive loss					(5.9)	(5.9)
Exercise of stock options			3.0			3.0
Share-based compensation			3.6			3.6
Repurchase of stock		(4.5)	(0.2)			(4.7)
Stock held in escrow for business combination		(4.8)	4.8			—
Balances as of September 30, 2015	$0.2	$(26.8)	$240.8	$200.4	$(17.5)	$397.1
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
Unless otherwise stated herein, all references to fiscal 2015, fiscal 2014, and fiscal 2013 refer to the Company’s fiscal years ended September 30.
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
Internal Subsidiary Consolidation
Effective July 1, 2015, the Company merged three of its wholly-owned regulated U.S. subsidiaries into its wholly owned regulated U.S. subsidiary, INTL FCStone Securities Inc., and the surviving entity was renamed INTL FCStone Financial Inc. and is registered as both a broker-dealer and a FCM. As such, the assets, liabilities and equity of FCStone, LLC, INTL FCStone Partners L.P., and FCC Investments, Inc. were transferred into INTL FCStone Financial.
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
Cash, Securities and Other Assets Segregated under Federal and other Regulations
Pursuant to requirements of the Commodity Exchange Act in the U.S. and similarly in the United Kingdom (“UK”), pursuant to the Markets in Financial Instruments Implementing Directive 2006/73/EC underpinning the Client Asset or ‘CASS’ rules in the Financial Services Authority (“FSA”) handbook, funds deposited by customers relating to futures and options on futures contracts in regulated commodities must be carried in separate accounts which are designated as segregated customer accounts. The deposits in segregated customer accounts are not commingled with the funds of the Company. Under the FSA’s rules, certain categories of clients may choose to opt-out of segregation. As of September 30, 2015 and 2014, cash, securities and other assets segregated under federal and other regulations consisted of cash held at banks and money market funds of approximately $240.0 million and $432.1 million, respectively, U.S. government securities and U.S. government agency obligations of approximately $493.4 million and $0.5 million, respectively, and commodities warehouse receipts of approximately $22.1 million and $14.8 million, respectively (see fair value measurements discussion in Note 3).
Deposits and Receivables from Exchange-Clearing Organizations, Broker-dealers, Clearing Organizations and Counterparties, and Payables to Broker-dealers, Clearing Organizations and Counterparties
As required by the regulations of the U.S. Commodity Futures Trading Commission (“CFTC”) and the aforementioned FSA handbook, customer funds received to margin, guarantee, and/or secure commodity futures transactions are segregated and accounted for separately from the general assets of the Company. Deposits with exchange-clearing organizations, broker-dealers and counterparties pertain primarily to deposits made to satisfy margin requirements on customer and proprietary open futures and options on futures positions and to satisfy the requirements set by clearing exchanges for clearing membership. The Company also pledges margin deposit with various counterparties for OTC derivative contracts, and these deposits are also included in deposits and receivables from broker-dealers and counterparties. Deposits with and receivables from exchange-clearing organizations and broker-dealers and counterparties are reported gross, except where a right of offset exists. As of September 30, 2015 and 2014, the Company had cash and cash equivalents on deposit with or pledged to exchange-clearing organizations, broker-dealers and counterparties of $0.9 billion and $1.3 billion, respectively.
These balances also include securities pledged by the Company on behalf of customers and customer-owned securities that are pledged. It is the Company’s practice to include customer owned securities on its consolidated balance sheets, as the rights to those securities have been transferred to the Company under the terms of the futures trading agreement. Securities pledged include U.S. Treasury bills and instruments backed by U.S. government sponsored entities and government-sponsored enterprise backed mortgage-backed securities (“mortgage-backed securities”). Securities that are not customer-owned are adjusted to fair value with associated changes in unrealized gains or losses recorded through current period earnings. For customer owned securities, the change in fair value is offset against the payable to customers with no impact recognized on the consolidated income statements.
The securities, primarily U.S. government obligations and mortgage-backed securities, held by INTL FCStone Financial Inc. (“INTL FCStone Financial”), a subsidiary of the Company, as collateral or as margin have been deposited with exchange-clearing organizations, broker-dealers or other counterparties. The fair value of these securities was approximately $0.5 billion and $0.7 billion as of September 30, 2015 and 2014, respectively.
Management has considered guidance required by the Transfers and Servicing Topic of the ASC as it relates to securities pledged by customers to margin their accounts. Based on a review of the agreements with the customer, management believes the transferor surrenders control over those assets because: (a) the transferred assets have been isolated from the transferor—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (b) each transferee has the right to pledge or exchange the assets (or beneficial interests) it received, and no condition both constrains the transferee (or holder) from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor and (c) the transferor does not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call. Under this guidance, the Company reflects the customer collateral assets and corresponding liabilities in the Company’s consolidated balance sheets as of September 30, 2015 and 2014.

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
Deposits and receivables from broker-dealers, clearing organizations and counterparties, and payables to broker-dealers, clearing organizations and counterparties also include amounts related to the value of customers cross-currency payment transactions related to the Global Payments segment. These amounts arise due to a clearing period before the funds are received and payments are made, which usually is one to two business days.
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
Receivables from and payables to customers also include amounts related to the value of customers cross-currency payment transactions related to the Global Payments segment. These amounts arise due to a clearing period before the funds are received and payments are made, which usually is one to two business days.
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
Notes Receivable
The Company originates short-term notes receivable from customers with the outstanding balances typically being insured 90% to 98% by a third party, including accrued interest, subject to applicable deductible amounts. The Company may sell the insured portion of the notes through non-recourse participation agreements with other third parties. See discussion of notes receivable related to commodity repurchase agreements below.

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
Physical Commodities Inventory
Physical commodities inventories, except as described below, are stated at the lower of cost or market (“LCM”), using the weighted-average price and first-in first-out costing method. Cost includes finished commodity or raw material and processing costs related to the purchase and processing of inventories.
Prior to the transfer of the Company’s precious metals business (see following discussion), precious metals inventory held by INTL Commodities Inc. was valued at LCM under the provisions of the Inventory Topic of the Accounting Standards Codification (“ASC”), using the weighted-average price and first-in first-out costing method. Subsequent to the transfer, precious metals inventory held by INTL FCStone Ltd. is measured at fair value, with changes in fair value included as a component of ‘trading gains, net’ on the consolidated income statements.
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
In anticipation of the transfer of the precious metals business, INTL Commodities Inc. liquidated all of its precious metals inventory as of the transfer date. Subsequent to the transfer, precious metals inventory held by INTL FCStone Ltd. is measured at fair value, with changes in fair value included as a component of ‘trading gains, net’ on the consolidated income statement, in accordance with U.S. GAAP accounting requirements for broker-dealers. Precious metals inventory held by subsidiaries that are not broker-dealers continues to be valued at the lower of cost or market value.
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
The Company accounts for its securities pledged on behalf of customers and proprietary securities as trading securities in accordance with U.S. GAAP accounting requirements for broker-dealers.
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
The Company provides clearing and execution of exchange-traded futures and options on futures for middle-market intermediaries, end-users, producers of commodities and the institutional and professional trader market segments. The Company has a subsidiary that is a registered broker-dealer and futures commission merchant (“FCM”), clearing on various exchanges. A primary source of revenues for the Company’s BD/FCM are commissions and clearing fees derived from executing and clearing orders for commodity futures contracts and options on futures on behalf of its customers.
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

The Company may lease commodities to or from customers or counterparties, or advance commodities to customers on an unpriced basis, receiving payment when they become priced. These are valued at fair value utilizing the fair value option based on guidance in the Financial Instruments Topic of the ASC. As permitted by the fair value option election, the entire instrument is recorded at fair value in the consolidated balance sheets as a component of ‘financial instruments owned and sold, not yet purchased’. Due to the short term nature of the instruments, the balance of the agreements is not materially different than the recorded fair value. The corresponding change in fair value of the instrument is recognized in the consolidated income statements as a component of ‘trading gains, net’ for the fiscal years ended September 30, 2015, 2014, and 2013. The Company does elect to value all of their commodities lease agreements at fair value using the fair value option. See fair value measurements in Note 3.
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
Exchange memberships and firm common stocks pledged for clearing purposes are recorded at cost and are included in ‘other assets’ on the consolidated balance sheets. Equity investments in exchange firm common stock not pledged for clearing purposes are classified as trading securities and recorded at fair value, with unrealized gains and losses recorded as a component of “trading gains, net” on the consolidated income statements. Equity investments in exchange firm common stock not pledged for clearing purposes are included in ‘financial instruments owned’ on the consolidated balance sheets.
The cost basis for exchange memberships and firm common stock pledged for clearing purposes was $9.9 million and $10.3 million as of September 30, 2015 and 2014, respectively. The fair value of exchange memberships and firm common stock pledged for clearing purposes was $7.6 million and $9.7 million as of September 30, 2015 and 2014, respectively. The fair value of exchange firm common stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. The Company monitors the fair value of exchange membership seats and firm common stock on a quarterly basis, and does not consider any current unrealized losses on individual exchange memberships to be anything other than a temporary impairment.
Commodity and Other Repurchase Agreements and Collateralized Transactions
In the normal course of operations the Company accepts notes receivable under sale/repurchase agreements with customers whereby the customers sell certain commodity inventory or other investments and agree to repurchase the commodity inventory or investment at a future date at either a fixed or floating rate. These transactions are short-term in nature, and in accordance with the guidance contained in the Transfers and Servicing Topic of the ASC, are treated as secured borrowings rather than commodity inventory and purchases and sales in the Company’s consolidated financial statements.
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
Business Combinations
Acquisitions are accounted for as business combinations in accordance with the provisions of the Business Combinations Topic of the ASC. Under this accounting guidance most of the assets and liabilities acquired and assumed are measured at fair value as of the acquisition date. Certain contingent liabilities acquired require remeasurement at fair value in each subsequent reporting period. Noncontrolling interests are initially measured at fair value and classified as a separate component of equity. Acquisition related costs, such as fees for attorneys, accountants, and investment bankers, are expensed as incurred and are not capitalized as part of the purchase price. For all acquisitions, regardless of the consummation date, deferred tax assets, valuation allowances, and uncertain tax position adjustments occurring after the measurement period are recorded as a component of income, rather than adjusted through goodwill.
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
In September 2010, the Company acquired certain assets of Provident Group (“Provident”). The purchase price for the assets and services of the sellers was $5.0 million. Subsequent to closing, the individual sellers placed the entire purchase price into an escrow account and the funds were used to purchase outstanding shares of the Company on the open market. There were 214,325 shares purchased and placed into escrow as a result of this agreement. The entire purchase price was recorded as a reduction in additional paid in capital as shares held in escrow for business combinations. The shares held in escrow for business combinations were to be released to the individual sellers, over a five year period from the date of closing based on net profits, in accordance with the provisions of the acquisition agreement. At September 30, 2015, the end of the five year period, the terms of the agreement were not met and 204,271 shares were forfeited to the Company and recorded as treasury stock. In accordance with the acquisition agreement, there were no shares earned or released during the years ended September 30, 2015 and 2014, while 6,799 shares were earned and subsequently released to the sellers during the year ended September 30, 2013, and 3,255 shares were earned and subsequently released prior to fiscal 2013.
Revenue Recognition
Sales of physical commodities revenue are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. The Company reports its physical commodities revenues, except as described below, on a gross basis, with the corresponding cost of sales shown separately, in accordance with the guidelines provided in the Revenue Recognition Topic of the ASC.
Change in Precious Metals Accounting
Prior to the transfer, INTL Commodities Inc. precious metals sales and costs of sales were recorded on a gross basis in accordance with the Revenue Recognition Topic of the ASC. Subsequent to the transfer, INTL FCStone Ltd. precious metals sales and cost of sales are presented on a net basis and included as a component of ‘trading gains, net’ on the consolidated income statements, in accordance with U.S GAAP accounting requirements for broker-dealers. Precious metals sales and cost of sales for subsidiaries that are not broker-dealers continue to be recorded on a gross basis.
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
Compensation and Benefits
Compensation and benefits consists primarily of salaries, incentive compensation, variable compensation, including commissions, related payroll taxes and employee benefits. The Company classifies employees as either risk management consultants / traders, operational or administrative personnel, which includes the executive officers. Variable compensation paid to risk management consultants and traders generally represents a fixed percentage of revenues generated, and in some cases, revenues produced less direct costs and an overhead allocation. The Company accrues commission expense on a trade date basis.
Share-Based Compensation
The Company accounts for share-based compensation in accordance with the guidance of the Compensation-Stock Compensation Topic of the ASC. The cost of employee services received in exchange for a share-based award is generally measured based on the grant-date fair value of the award. Share-based employee awards that require future service are amortized over the relevant service period. Expected forfeitures are included in determining share-based employee compensation expense. For option awards granted, compensation cost is recognized on a straight-line basis over the vesting period for the entire award.
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
Comprehensive Income
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive income (loss) includes net actuarial losses from defined benefit pension plans, gains and losses on foreign currency translations, and changes in the fair value of interest rate swap agreements, to the extent they are, or previously were, effective as cash flow hedges.
Noncontrolling Interest and Variable Interest Entities
In accordance with the Consolidation Topic of the ASC, the Company consolidates any variable interest entities for which it is the primary beneficiary, as defined. The Company applies the equity method of accounting when the Company does not have a controlling interest in an entity, but exerts significant influence over the entity.
Preferred Stock
The Company is authorized to issue one million shares of preferred stock, par value of $0.01 per share, in one or more classes or series to be established by the Company’s board of directors. As of September 30, 2015 and 2014, no preferred shares were outstanding and the Company’s board of directors had not yet established any class or series of shares.
Recent Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. For public entities, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early application is not permitted. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2019. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern: Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued. This ASU also requires management to disclose certain information depending on the results of the going concern evaluation. The provisions of this ASU are effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early adoption is permitted. This amendment is applicable to the Company for the fiscal year ending September 30, 2017. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.
In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from U.S. GAAP the concept of extraordinary items.  The ASU retains and expands the existing presentation and disclosure guidance for items that are unusual in nature or occur infrequently to also include items that are both unusual in nature and infrequently occurring. The provisions of this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Early adoption is permitted, provided that presentation applied to the beginning of the fiscal year of adoption.  This amendment is applicable to the Company beginning October 1, 2016. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest- Imputation of Interest (Subtopic 835-03) - Simplifying the Presentation of Debt Issuance Costs which requires unamortized debt issuance costs to be presented as a reduction of the corresponding debt liability rather than a separate asset. Amortization of the costs is reported as interest expense. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities should apply the new guidance retrospectively to all prior periods. The guidance is applicable to the Company beginning October 1, 2016. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.
In July 2015, the FASB issued ASU No, 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The guidance is applicable to the Company beginning October 1, 2017. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.
In September 2015, FASB issued ASU No.2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The guidance is applicable to the Company beginning October 1, 2016. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.
Note 2 – Earnings per Share
The Company presents basic and diluted earnings per share (“EPS”) using the two-class method which requires all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends and therefore participate in undistributed earnings with common stockholders be included in computing earnings per share. Under the two-class method, net earnings are reduced by the amount of dividends declared in the period for each class of common stock and participating security. The remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. Restricted stock awards granted to certain employees and directors and shares formerly held in trust for the Provident Group acquisition contain non-forfeitable rights to dividends at the same rate as common stock, and are considered participating securities.

Basic EPS has been computed by dividing net income by the weighted-average number of common shares outstanding. The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below.

	Year Ended September 30,
(in millions, except share amounts)	2015	2014	2013
Numerator:
Income from continuing operations	$55.7	$19.6	$18.6
Less: Allocation to participating securities	(1.3)	(0.5)	(0.7)
Income from continuing operations allocated to common stockholders	$54.4	$19.1	$17.9
Income (loss) from discontinued operations	$—	$(0.3)	$0.7
Less: Allocation to participating securities	—	—	(0.1)
Income (loss) from discontinued operations allocated to common stockholders	$—	$(0.3)	$0.6
Diluted net income	$55.7	$19.3	$19.3
Less: Allocation to participating securities	(1.3)	(0.5)	(0.8)
Diluted net income allocated to common stockholders	$54.4	$18.8	$18.5
Denominator:
Weighted average number of:
Common shares outstanding	18,525,374	18,528,302	18,443,233
Dilutive potential common shares outstanding:
Share-based awards	406,861	604,000	625,264
Diluted weighted-average shares	18,932,235	19,132,302	19,068,497
The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the ASC.
Options to purchase 997,459, 1,120,985 and 1,447,688 shares of common stock for fiscal years ended September 30, 2015, 2014, and 2013, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.
Note 3 – Assets and Liabilities, at Fair Value
The Company’s financial and nonfinancial assets and liabilities reported at fair value are included in the following captions on the consolidated balance sheets:

•	Cash and cash equivalents

•	Cash, securities and other assets segregated under federal and other regulations

•	Deposits and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties

•	Financial instruments owned and sold, not yet purchased

•	Physical commodities inventory

•	Accounts payable and other accrued liabilities

•	Payable to broker-dealers, clearing organizations and counterparties
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
The majority of financial assets and liabilities on the consolidated balance sheets are reported at fair value. Cash is reported at the balance held at financial institutions. Cash equivalents includes money market funds, which are valued at period-end at the net asset value provided by the fund’s administrator, and certificates of deposit, which are stated at cost plus accrued interest, which approximates fair value. Cash, securities and other assets segregated under federal and other regulations include the value of cash collateral as well as the value of other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and commodities warehouse receipts. Deposits with and receivables from exchange-clearing organizations and broker-dealers, clearing organizations and counterparties and payable to customers and broker-dealers, clearing organizations and counterparties include the value of cash collateral as well as the value of money market funds and other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and mortgage-backed securities. These balances also include the fair value of exchange-traded futures and options on futures and exchange-cleared swaps and options determined by prices on the applicable exchange. Financial instruments owned and sold, not yet purchased include the value of U.S. and foreign government obligations, corporate debt securities, derivative financial instruments, commodities, mutual funds and investments in managed funds. The fair value of exchange common stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. Physical commodities inventory includes precious metals that are a part of the trading activities of the regulated broker-dealer subsidiary and is recorded at fair value using spot prices. The carrying value of receivables from customers, net and notes receivable, net approximates fair value, given their short duration. Payables to lenders under loans carry variable rates of interest and thus approximate fair value. The fair value of the Company’s senior unsecured notes is estimated to be $46.6 million (carrying value of $45.5 million) as of September 30, 2015, based on the transaction prices at public exchanges for the same or similar issues.
As part of the acquisition of G.X. Clarke, the Company acquired amounts receivable from and payable to broker-dealers, clearing organizations and counterparties in connection with U.S. Treasury obligations, U.S. government agency obligations, and agency mortgage-backed obligations. Receivables from broker-dealers, clearing organizations and counterparties primarily include amounts receivable for securities sold but not yet delivered by the Company on settlement date (“fails-to-deliver”) and net receivables arising from unsettled trades. Payables to broker-dealers, clearing organizations and counterparties primarily include amounts payable for securities purchased, but not yet received by the Company on settlement date (“fails-to-receive”), net payables arising from unsettled trades. Due to their short-term nature, receivables from and payables to broker-dealers, clearing organizations and counterparties approximate fair value.
Also as part of the acquisition of G.X. Clarke, the Company acquired a significant amount of trading assets and liabilities. G.X. Clarke’s trading activities consists primarily of securities trading in connection with U.S. Treasury obligations, U.S. government agency obligations, and agency mortgage-backed obligations. The acquired assets and liabilities, including derivatives, are recorded on a trade date basis at fair value.
The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2015 and 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
Cash equivalents, securities, commodities warehouse receipts, derivative financial instruments and contingent liabilities are carried at fair value, on a recurring basis, and are classified and disclosed into three levels in the fair value hierarchy. The Company did not have any fair value adjustments for assets or liabilities measured at fair value on a non-recurring basis during the years ended September 30, 2015 and 2014. The three levels of the fair value hierarchy under the Fair Value Measurement Topic of the ASC are:
Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Level 1 consists of financial assets and liabilities whose fair values are estimated using quoted market prices. Included in Level 1 are money market funds, certificates of deposit, commodities warehouse receipts, common stock and American Depositary Receipts (“ADRs”), some U.S. and foreign obligations, physical precious metals commodities, equity investments in exchange firms, some mutual funds, as well as futures and options on futures contracts traded on national exchanges, exchange-cleared swaps and options which are valued using exchange closing prices, and OTC swaps and options contracts using quoted prices from national exchanges in which the Company executes transactions for customer and proprietary accounts;

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

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of September 30, 2015 and September 30, 2014 by level in the fair value hierarchy. There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2015 and 2014.

	September 30, 2015
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificates of deposits	$1.3	$—	$—	$—	$1.3
Commodities warehouse receipts	22.1	—	—	—	22.1
U.S. government obligations	—	493.4	—	—	493.4
Securities and other assets segregated under federal and other regulations	22.1	493.4	—	—	515.5
Money market funds	431.8	—	—	—	431.8
U.S. government obligations	—	501.4	—	—	501.4
Derivatives	3,615.9	—	—	(3,539.7)	76.2
Deposits and receivables from exchange-clearing organizations	4,047.7	501.4	—	(3,539.7)	1,009.4
“To be announced” (TBA) and forward settling securities	—	1.2	—	(1.0)	0.2
Derivatives	0.1	537.9	—	(591.1)	(53.1)
Deposits and receivables from broker-dealers, clearing organizations and counterparties	0.1	539.1	—	(592.1)	(52.9)
Common and preferred stock and ADRs	23.7	1.9	0.5	—	26.1
Exchangeable foreign ordinary equities and ADRs	82.9	6.6	—	—	89.5
Corporate and municipal bonds	26.1	2.0	3.2	—	31.3
U.S. government obligations	—	513.4	—	—	513.4
Foreign government obligations	—	12.1	—	—	12.1
Mortgage-backed securities	—	699.5	—	—	699.5
Derivatives	278.5	1,702.0	—	(1,949.9)	30.6
Commodities leases	—	64.6	—	(57.0)	7.6
Commodities warehouse receipts	2.8	—	—	—	2.8
Exchange firm common stock	5.6	—	—	—	5.6
Mutual funds and other	3.4	—	—	—	3.4
Financial instruments owned	423.0	3,002.1	3.7	(2,006.9)	1,421.9
Physical commodities inventory - precious metals	15.2	—	—	—	15.2
Total assets at fair value	$4,509.4	$4,536.0	$3.7	$(6,138.7)	$2,910.4
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$3.3	$—	$3.3
TBA and forward settling securities	—	2.6	—	(1.0)	1.6
Derivatives	3,491.3	528.7	—	(4,020.0)	—
Payables to broker-dealers, clearing organizations and counterparties	3,491.3	531.3	—	(4,021.0)	1.6
Common and preferred stock and ADRs	18.0	0.6	—	—	18.6
Exchangeable foreign ordinary equities and ADRs	89.0	1.0	—	—	90.0
U.S. government obligations	—	341.0	—	—	341.0
Foreign government obligations	—	6.4	—	—	6.4
Mortgage-backed securities	—	2.8	—	—	2.8
Derivatives	264.0	1,723.5	—	(1,933.4)	54.1
Commodities leases	—	99.1	—	(43.7)	55.4
Financial instruments sold, not yet purchased	371.0	2,174.4	—	(1,977.1)	568.3
Total liabilities at fair value	$3,862.3	$2,705.7	$3.3	$(5,998.1)	$573.2

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.

	September 30, 2014
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificates of deposits	$1.5	$—	$—	$—	$1.5
Commodities warehouse receipts	14.8	—	—	—	14.8
U.S. government obligations	—	0.5	—	—	0.5
Securities and other assets segregated under federal and other regulations	14.8	0.5	—	—	15.3
Money market funds	826.8	—	—	—	826.8
U.S. government obligations	—	702.5	—	—	702.5
Derivatives	3,397.1	—	—	(3,671.0)	(273.9)
Deposits and receivables from exchange-clearing organizations	4,223.9	702.5	—	(3,671.0)	1,255.4
Deposits and receivables from broker-dealers, clearing organizations and counterparties - derivatives	549.0	—	—	(550.1)	(1.1)
Common and preferred stock and ADRs	66.8	15.0	0.7	—	82.5
Exchangeable foreign ordinary equities and ADRs	27.2	—	—	—	27.2
Corporate and municipal bonds	7.1	9.0	3.6	—	19.7
U.S. government obligations	—	0.3	—	—	0.3
Foreign government obligations	—	10.7	—	—	10.7
Derivatives	332.4	2,328.3	—	(2,616.4)	44.3
Commodities leases	—	60.1	—	(58.0)	2.1
Commodities warehouse receipts	3.6	—	—	—	3.6
Exchange firm common stock	4.8	—	—	—	4.8
Mutual funds and other	2.7	—	—	—	2.7
Financial instruments owned	444.6	2,423.4	4.3	(2,674.4)	197.9
Total assets at fair value	$5,233.8	$3,126.4	$4.3	$(6,895.5)	$1,469.0
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$5.5	$—	$5.5
Payable to broker-dealers, clearing organizations and counterparties - derivatives	3,469.8	—	—	(3,469.8)	—
Common and preferred stock and ADRs	92.8	2.6	—	—	95.4
Exchangeable foreign ordinary equities and ADRs	5.8	—	—	—	5.8
Corporate and municipal bonds	2.8	—	—	—	2.8
Derivatives	327.0	2,257.7	—	(2,500.3)	84.4
Commodities leases	—	176.0	—	(100.4)	75.6
Financial instruments sold, not yet purchased	428.4	2,436.3	—	(2,600.7)	264.0
Total liabilities at fair value	$3,898.2	$2,436.3	$5.5	$(6,070.5)	$269.5

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level are included in that level.
Realized and unrealized gains and losses are included in ‘trading gains, net’ in the consolidated income statements.

Information on Level 3 Financial Assets and Liabilities
The Company’s financial assets at fair value classified within level 3 of the fair value hierarchy as of September 30, 2015 and 2014 are summarized below:

(in millions)	September 30, 2015	September 30, 2014
Total level 3 assets	$3.7	$4.3
Level 3 assets for which the Company bears economic exposure	$3.7	$4.3
Total assets	$5,070.0	$3,039.7
Total financial assets at fair value	$2,910.4	$1,469.0
Total level 3 assets as a percentage of total assets	0.1%	0.1%
Level 3 assets for which the Company bears economic exposure as a percentage of total assets	0.1%	0.1%
Total level 3 assets as a percentage of total financial assets at fair value	0.1%	0.3%
The following tables set forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the fiscal years ended September 30, 2015 and 2014, including a summary of unrealized gains (losses) during the fiscal year ended on the Company’s level 3 financial assets and liabilities still held as of September 30, 2015.

	Level 3 Financial Assets and Financial Liabilities For the Year Ended September 30, 2015
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/ issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common and preferred stock and ADRs	$0.7	$—	$(0.2)	$—	$—	$—	$0.5
Corporate and municipal bonds	3.6	—	(0.4)	—	—	—	3.2
	$4.3	$—	$(0.6)	$—	$—	$—	$3.7

(in millions)	Balances at beginning of period	Realized gains (losses) during period	Remeasurement gains (losses) during period	Acquisitions	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Liabilities:
Contingent liabilities	$5.5	$—	$1.8	$0.1	$(4.1)	$—	$3.3

	Level 3 Financial Assets and Financial Liabilities For the Year Ended September 30, 2014
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/ issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common and preferred stock and ADRs	$0.7	$—	$—	$—	$—	$—	$0.7
Corporate and municipal bonds	3.5	—	0.1	—	—	—	3.6
	$4.2	$—	$0.1	$—	$—	$—	$4.3

(in millions)	Balances at beginning of period	Realized gains (losses) during period	Remeasurement gains (losses) during period	Acquisitions	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Liabilities:
Contingent liabilities	$9.6	$—	$(2.3)	$0.5	$(2.3)	$—	$5.5
In accordance with the Fair Value Measurement Topic of the ASC, the Company has estimated on a recurring basis each period the fair value of debentures issued by a single asset owning company of Suriwongse Hotel located in Chiang Mai, Thailand. As of September 30, 2015, the Company’s investment in the hotel is $3.2 million, and included within the corporate and municipal bonds classification in the level 3 financial assets and financial liabilities tables. The Company has classified its investment in the hotel within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. These cash flows are discounted employing present value techniques. The Company estimates the fair value of its investment in these debentures by using a management-developed forecast, which is based on the income approach. The Company continues to monitor the hotel renovation process and evaluate the fair value of the debentures. There has been no significant change in the fair value of the debentures, and no additional loss has been recognized during the years ended September 30, 2015, 2014 and 2013.
The Company is required to make additional future cash payments based on certain financial performance measures of its acquired businesses. The Company is required to remeasure the fair value of the cash earnout arrangements on a recurring basis in accordance with the guidance in the Business Combinations Topic of the ASC. The Company has classified its liabilities for the contingent earnout arrangements within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. The estimated fair value of the contingent purchase consideration is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted employing present value techniques in arriving at fair value. The discount rate was developed using market participant company data and there have been no significant changes in the discount rate environment. From the dates of acquisition to September 30, 2015, certain acquisitions have had changes in the estimates of undiscounted cash flows, based on actual performances fluctuating from estimates. During the fiscal years ended September 30, 2015 and 2014, the fair value of the contingent consideration increased $1.8 million and decreased $2.3 million, respectively, with the corresponding income or expense classified as ‘other’ in the consolidated income statements.
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
The Company reports transfers in and out of levels 1, 2 and 3, as applicable, using the fair value of the securities as of the beginning of the reporting period in which the transfer occurred. The Company did not have any additional significant transfers between level 1 and level 2 fair value measurements for the fiscal years ended September 30, 2015 and 2014.
The Company has classified equity investments in exchange firms’ common stock not pledged for clearing purposes as trading. The investments are recorded at fair value, with unrealized gains and losses recorded, net of taxes, included in earnings. As of September 30, 2015, the cost and fair value of the equity investments in exchange firms is $3.7 million and $5.6 million, respectively. As of September 30, 2014, the cost and fair value of the equity investments in exchange firms was $3.7 million and $4.8 million, respectively.
In June 2015, the Company sold shares of common stock in the Intercontinental Exchange, Inc. (“ICE”). The Company was required to hold these ICE shares for clearing purposes and, as a result, the shares were being held at cost on the consolidated balance sheet. The Company recorded a receivable for the proceeds of $2.1 million, which was received in July 2015, and recognized a gain of $1.2 million before taxes, during the year ended September 30, 2015, in connection with the sale of these shares.
For the fiscal year ended September 30, 2015, the Company reclassified the unrealized gain remaining in AOCI of approximately $3.3 million, net of income tax expense of $2.0 million, into earnings.
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
During the year ended September 30, 2014, the Company sold all of its investments in mortgage-backed securities and the U.S. government obligations there were held as of September 30, 2014, matured, and as a result, realized gains of $0.1 million, net of tax, were reclassified from OCI for the year ended September 30, 2014.
Except as discussed previously, there were no other sales of AFS Securities during years ended September 30, 2015 and September 30, 2014, and as a result, no additional realized gains or losses were recorded for the years ended September 30, 2015 and September 30, 2014. The company recognized changes in unrealized gains on available-for-sale securities of $2.7 million during the year ended September 30, 2015.

Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the consolidated financial statements as of September 30, 2015 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to September 30, 2015. The total of $568.3 million as of September 30, 2015 includes $54.1 million for derivative contracts, which represent a liability to the Company based on their fair values as of September 30, 2015.
Derivatives
The Company utilizes derivative products in its trading capacity as a dealer in order to satisfy client needs and mitigate risk. The Company manages risks from both derivatives and non-derivative cash instruments on a consolidated basis. The risks of derivatives should not be viewed in isolation, but in aggregate with the Company’s other trading activities. The majority of the Company’s derivative positions are included in the consolidating balance sheets in ‘deposits and receivables from exchange-clearing organizations’, ‘financial instruments owned and sold, not yet purchased, at fair value’ and ‘payables to broker-dealers, clearing organizations and counterparties’.
The Company employs an interest rate risk management strategy that uses derivative financial instruments in the form of interest rate swaps to manage a portion of the aggregate interest rate position. The Company’s objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap the resulting variable interest earnings into the medium-term interest stream. The risk mitigation of these interest rate swaps is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC, and as a result they are recorded at fair value, with changes in the marked-to-market valuation of the financial instruments recorded within 'trading gains, net' in the consolidated income statements. At September 30, 2015, the Company had $375 million in notional principal of interest rate swaps outstanding with a weighted-average life of 27 months.
Listed below are the fair values of the Company’s derivative assets and liabilities as of September 30, 2015 and 2014. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	September 30, 2015		September 30, 2014
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$3,443.6	$3,313.8	$3,777.7	$3,255.4
OTC commodity derivatives	1,621.2	1,650.7	1,852.3	1,842.9
Exchange-traded foreign exchange derivatives	27.8	20.6	93.5	90.2
OTC foreign exchange derivatives	892.2	865.4	808.0	741.8
Exchange-traded interest rate derivatives	126.8	136.0	13.4	10.2
Equity index derivatives	22.8	21.0	61.9	114.0
TBA and forward settling securities	1.2	2.6	—	—
Gross fair value of derivative contracts	6,135.6	6,010.1	6,606.8	6,054.5
Impact of netting and collateral	(6,081.7)	(5,954.4)	(6,837.5)	(5,970.1)
Total fair value included in ‘Deposits and receivables from exchange-clearing organizations’	$76.2		$(273.9)
Total fair value included in ‘Deposits and receivables from broker-dealers, clearing organizations and counterparties’	$(52.9)		$(1.1)
Total fair value included in ‘Financial instruments owned, at fair value’	$30.6		$44.3
Total fair value included in ‘Payables to broker-dealers, clearing organizations and counterparties		$1.6		$—
Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$54.1		$84.4

(1)	As of September 30, 2015 and 2014, the Company’s derivative contract volume for open positions was approximately 4.1 million and 4.5 million contracts, respectively.
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
Also as part of the acquisition of G.X. Clarke, the Company acquired derivative instruments, which consist of futures, mortgage-backed TBA securities and forward settling transactions, that are used to manage risk exposures in the newly acquired subsidiary’s trading inventory. The fair value on these transactions are recorded in receivables or payables to broker-dealers, clearing organizations and counterparties. Realized and unrealized gains and losses on securities and derivative transactions are reflected in ‘trading gains, net’.
The Company enters into TBA securities transactions for the sole purpose of managing risk associated with the purchase of mortgage pass-through securities. TBA securities are included within payables to broker-dealers, clearing organizations and counterparties. Forward settling securities represent non-regular way securities and are included in financial instruments owned and sold. As of September 30, 2015, these transactions are summarized as follows (in millions):

	Gain / (Loss)	Notional Amounts
Unrealized gain on TBA securities purchased within payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$0.6	$194.6
Unrealized loss on TBA securities purchased within payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$(0.2)	$163.7
Unrealized gain on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$0.4	$(314.1)
Unrealized loss on TBA securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$(2.0)	$(563.8)
Unrealized gain on forward settling securities purchased within receivables from broker-dealers, clearing organizations and counterparties and related notional amounts	$0.1	$163.4
Unrealized loss on forward settling securities sold within payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$(0.4)	$(286.3)
(1) The notional amounts of these instruments reflect the extent of the Company's involvement in TBA securities and do not represent risk of loss due to counterparty non-performance.
The following table sets forth the Company’s net gains (losses) related to derivative financial instruments for the fiscal years ended September 30, 2015, 2014, and 2013, in accordance with the Derivatives and Hedging Topic of the ASC. The net gains (losses) set forth below are included in ‘trading gains, net’ in the consolidated income statements.

	Year Ended September 30,
(in millions)	2015	2014	2013
Commodities	$78.6	$65.7	$84.6
Foreign exchange	7.5	7.5	11.6
Interest rate and equity	3.2	—	0.1
TBA and forward settling securities	(5.1)	—	—
Net gains from derivative contracts	$84.2	$73.2	$96.3
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
The Company is a party to financial instruments in the normal course of its business through customer and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held as of September 30, 2015 and September 30, 2014 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting, or customer agreements which reduce the exposure to the Company.
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
Note 5 – Receivables From Customers, Net and Notes Receivable, Net
Receivables from customers, net and notes receivable, net include an allowance for bad debts, which reflects the Company’s best estimate of probable losses inherent in the receivables from customers and notes receivable. The Company provides for an allowance for doubtful accounts based on a specific-identification basis. The Company continually reviews its allowance for bad debts. The allowance for doubtful accounts related to receivables from customers was $10.2 million and $5.7 million as of September 30, 2015 and 2014, respectively. The allowance for doubtful accounts related to notes receivable was $1.0 million and $0.1 million as of September 30, 2015 and 2014, respectively.
During the year ended September 30, 2015, the Company recorded bad debt expense, net of recoveries, of $7.3 million, including provision increases of $6.6 million and direct write-offs of $0.7 million, offset by minimal recoveries. The increase in bad debts during fiscal 2015 related to $2.8 million of receivables from a renewable fuels customer in the Physical Commodities segment, $2.3 million of OTC customer deficits and $0.6 million of LME customer deficits in the Commercial Hedging segment, $0.5 million of uncollectible service fees and notes in our Securities segment, and $1.1 million of notes receivable related to loans pertaining to a former acquisition.
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

Activity in the allowance for doubtful accounts and notes for the years ended September 30, 2015, 2014, and 2013 was as follows:

(in millions)	2015	2014	2013
Balance, beginning of year	$5.8	$1.2	$1.0
Provision for bad debts	6.0	5.3	0.2
Deductions:
Charge-offs	(0.6)	(0.7)	—
Balance, end of year	$11.2	$5.8	$1.2
The Company originates short-term notes receivable from customers with the outstanding balances typically being insured 90% to 98% by a third party, including accrued interest, subject to applicable deductible amounts. The total balance outstanding under insured notes receivable was $41.4 million and $33.8 million as of September 30, 2015 and 2014, respectively. The Company has sold $30.7 million and $25.8 million of the insured portion of the notes through non-recourse participation agreements with other third parties as of September 30, 2015 and 2014, respectively.
See discussion of notes receivable related to commodity repurchase agreements in Note 13.
Note 6 – Physical Commodities Inventory
The carrying values of the Company’s inventory, which consist of all finished commodities, are $32.8 million and $40.0 million as of September 30, 2015 and 2014, respectively.
As a result of declining market prices for some commodities towards the end of the fiscal year, the Company has recorded LCM adjustments for physical commodities inventory of $0.3 million and $1.0 million as of September 30, 2015 and 2014, respectively. The adjustments are included in ‘cost of sales of physical commodities’ in the consolidated income statements.
Note 7 – Property and Equipment, net
Property and equipment are stated at cost, and reported net of accumulated depreciation on the consolidated balance sheets. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range from 3 to 10 years. During the fiscal years ended September 30, 2015, 2014, and 2013, depreciation expense was $5.7 million, $5.7 million and $5.8 million, respectively.
A summary of property and equipment, at cost less accumulated depreciation as of September 30, 2015 and 2014 is as follows:

(in millions)	September 30, 2015	September 30, 2014
Property and equipment:
Furniture and fixtures	$5.2	$5.2
Software	9.0	6.2
Equipment	16.1	10.9
Leasehold improvements	9.9	9.3
Total property and equipment	40.2	31.6
Less accumulated depreciation	(20.5)	(15.7)
Property and equipment, net	$19.7	$15.9
Note 8 – Goodwill
Goodwill allocated to the Company’s operating segments as of September 30, 2015 and 2014 is as follows:

(in millions)	September 30, 2015	September 30, 2014
Commercial Hedging	$30.7	$30.7
Global Payments	6.3	6.3
Physical Commodities	2.4	2.4
Securities	8.1	8.1
Goodwill	$47.5	$47.5

Note 9 – Intangible Assets
Intangible assets of $1.6 million, attributed to customer relationships and software programs/platforms, acquired during the fiscal year ended September 30, 2015 relate to an acquisition, as discussed in note 18.
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows:

	September 30, 2015			September 30, 2014
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization:
Software programs/platforms	$2.7	$(2.3)	$0.4	$2.2	$(1.9)	$0.3
Customer base	14.0	(4.9)	9.1	12.9	(3.8)	9.1
	16.7	(7.2)	9.5	15.1	(5.7)	9.4
Intangible assets not subject to amortization:
Trade name	1.1	—	1.1	1.1	—	1.1
Total intangible assets	$17.8	$(7.2)	$10.6	$16.2	$(5.7)	$10.5
Amortization expense related to intangible assets was $1.5 million, $1.6 million, and $2.2 million for the fiscal years ended September 30, 2015, 2014, and 2013, respectively.
The estimated future amortization expense as of September 30, 2015 is as follows (in millions):

Year ending September 30,
2016	$1.0
2017	1.0
2018	1.0
2019	1.1
2020 and thereafter	5.4
$9.5
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
A three-year syndicated committed loan facility established on September 20, 2013 under which $140 million is available to the Company for general working capital requirements. The line of credit is secured by a pledge of shares held in certain of the Company’s subsidiaries. Unused portions of the loan facility require a commitment fee of 0.625% on the unused commitment. Borrowings under the facility bear interest at the Eurodollar Rate, as defined, plus 3.00% or Base Rate, as defined, plus 2.00%, and averaged 5.25% as of September 30, 2015. The agreement contains financial covenants related to consolidated tangible net worth, consolidated funded debt to net worth ratio, consolidated fixed charge coverage ratio and consolidated net unencumbered liquid assets, as defined. The Company was in compliance with these financial covenants as of September 30, 2015. The Company paid debt issuance costs of $1.5 million in connection with the issuance of this credit facility, which are being amortized over the thirty-six month term of the facility.
An unsecured syndicated committed line of credit, established on June 21, 2010 and renewed by amendment on March 30, 2015, under which $75 million is available to the Company’s subsidiary, INTL FCStone Financial to provide short term funding of margin to commodity exchanges as necessary. This line of credit is subject to annual review, and the continued availability of this line of credit is subject to INTL FCStone Financial’s financial condition and operating results continuing to be satisfactory as set forth in the agreement. Unused portions of the margin line require a commitment fee of 0.50% on the unused commitment. Borrowings under the margin line are on a demand basis and bear interest at the Base Rate, as defined, plus 2.00%, which was 5.25% as of September 30, 2015. The agreement contains financial covenants related to INTL FCStone Financial’s tangible net worth, excess net capital and maximum net loss over a trailing twelve month period, as defined. INTL

FCStone Financial was in compliance with these covenants as of September 30, 2015. The facility is guaranteed by the Company.
A syndicated committed borrowing facility established on August 10, 2012, and amended on May 1, 2015, under which $40.0 million is available to the Company’s subsidiary, FCStone Merchant Services, LLC (“FCStone Merchants”) for financing traditional commodity financing arrangements and commodity repurchase agreements. The facility is secured by the assets of FCStone Merchants, and guaranteed by the Company. Unused portions of the borrowing facility require a commitment fee of 0.50% on the unused commitment. The borrowings outstanding under the facility bear interest at a rate per annum equal to the Base Rate plus Applicable Margin, as defined, which averaged 4.25% as of September 30, 2015. The agreement contains financial covenants related to tangible net worth, as defined. FCStone Merchants was in compliance with this covenant as of September 30, 2015. FCStone Merchants paid minimal debt issuance costs in connection with this credit facility.
A syndicated committed borrowing facility established on November 15, 2013, and amended on November 10, 2015, under which $25.0 million is available to the Company’s subsidiary, INTL FCStone, Ltd for short term funding of margin to commodity exchanges. The borrowings outstanding under the facility bear interest at a rate per annum equal to 2.50% plus the Federal Funds Rate, as defined. The agreement contains financial covenants related to consolidated tangible net worth, as defined. INTL FCStone Ltd was in compliance with this covenant as of September 30, 2015. INTL FCStone, Ltd paid minimal debt issuance costs in connection with this credit facility. The facility is guaranteed by the Company.
The Company also has a secured, uncommitted loan facility, under which the Company’s wholly owned subsidiary, Financial may borrow up to $50.0 million, collateralized by commodity warehouse receipts, to facilitate U.S. commodity exchange deliveries of its customers, subject to certain terms and conditions of the credit agreement.
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
The following table sets forth a listing of credit facilities, the committed amounts as of September 30, 2015 on the facilities, and outstanding borrowings on the facilities as well as indebtedness on a promissory note an on senior notes as of September 30, 2015 and 2014:

(in millions)
Credit Facilities				Amounts Outstanding
Borrower	Security	Renewal / Expiration Date	Total Commitment	September 30, 2015	September 30, 2014
INTL FCStone Inc.	Certain pledged shares of certain subsidiares	September 20, 2016	$140.0	$28.0	$15.0
FCStone, LLC	None	April 7, 2016	75.0	—	—
FCStone, LLC	Commodity warehouse receipts	n/a	—	—	—
FCStone Merchants	Certain commodities assets	May 1, 2016	40.0	10.0	7.5
INTL FCStone, Ltd	None	October 31, 2016	25.0	—	—
			$280.0	38.0	22.5
Note Payable to Bank
Monthly installments, due March 2020 and secured by certain equipment				3.6	—
Senior Unsecured Notes
8.50% senior notes, due July 30, 2020				45.5	45.5
Total indebtedness				$87.1	$68.0

As reflected above, $255 million of the Company’s committed credit facilities are scheduled to expire during the fiscal year ended September 30, 2016. The Company intends to renew or replace these facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
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
As of September 30, 2015 and 2014, the consolidated balance sheets include loss contingency accruals, recorded during and prior to these fiscal years then ended, which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, and in addition to the possible losses discussed below, is not material to the Company’s earnings, financial position or liquidity.
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
During fiscal 2014, settlement of a previously disclosed shareholder class action complaint against the Company and its directors originating in August 2008 was approved, resulting in a payment of $0.3 million after consideration of insurance coverage, recorded as expense in fiscal 2014.
During fiscal 2013, the Company reached a settlement with the CFTC in connection with its investigation of the losses that occurred in 2008 and 2009 in a customer energy trading account of the Company’s former wholly owned subsidiary FCStone, LLC. Effective July 1, 2015, FCStone, LLC was merged with other certain wholly owned subsidiaries, and is now known as INTL FCStone Financial Inc. The CFTC’s findings, neither admitted nor denied by us, were that FCStone, LLC violated CFTC Regulation 166.3 in that it failed to diligently supervise its officers’ and employees’ activities relating to risks associated with its customers’ accounts, and in particular one account controlled by two of FCStone’s customers who traded in natural gas futures, swaps and option contracts. The settlement resulted in a payment of $1.5 million recorded as expense in fiscal 2013.

Sentinel Litigation
Prior to the July 1, 2015 merger of certain wholly owned subsidiaries, the Company’s former subsidiary FCStone, LLC, had a portion of its excess segregated funds invested with Sentinel Management Group Inc. (“Sentinel”), a registered FCM and an Illinois-based money manager that provided cash management services to other FCMs. In August 2007, Sentinel halted redemptions to customers and sold certain of the assets it managed to an unaffiliated third party at a significant discount. On August 17, 2007, subsequent to Sentinel’s sale of certain assets, Sentinel filed for bankruptcy protection. In aggregate, $15.5 million of FCStone, LLC’s $21.9 million in invested funds were returned to it before and after Sentinel’s bankruptcy petition.
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
Contractual Commitments
Contingent Liabilities - Acquisitions
Under the terms of the purchase agreements, related to the acquisitions listed below, the Company has obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The contingent liability for these estimated additional purchase price considerations of $3.3 million and $5.5 million are included in ‘accounts payable and other accrued liabilities’ in the consolidated balance sheets as of September 30, 2015 and 2014, respectively. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings. The change in fair value during the years ended September 30, 2015, 2014, and 2013 were an increase of $1.8 million, decrease of $2.3 million and increase of $2.6 million , respectively, and are included in ‘other’ in the consolidated income statements.
The Company has a contingent liability relating to the January 2015 acquisition of G.X. Clarke, which may result in the payment of additional purchase price consideration. The contingent consideration, which in no event shall exceed $1.5 million, is expected to be paid in two payments. See additional discussion of the acquisition and contingent consideration in Note 18 - Acquisitions. The estimated total purchase price, including contingent consideration, is $27.5 million as of September 30, 2015, of which $1.0 million remains outstanding and is included in ‘accounts payable and other accrued liabilities’ in the consolidated balance sheet.
The Company has a contingent liability relating to the December 2012 acquisition of the accounts of Tradewire Securities, LLC, as described in Note 18, which may result in the payment of additional purchase price consideration. The contingent liability recorded represents the fair value of the expected consideration to be paid, based on the forecasted adjusted pre-tax net earnings during three annual periods and a six month period, after the third annual period, following the closing of the acquisition, for a total of four payments, with a discount rate being applied to those future payments. The present value of the estimated total purchase price, including contingent consideration, is $4.4 million as of September 30, 2015, of which $2.3 million remains outstanding and is included in ‘accounts payable and other accrued liabilities’ in the consolidated balance sheet.

Operating Leases
The Company is obligated under various noncancelable operating leases for the rental of office facilities, automobiles, service obligations and certain office equipment, and accounts for these lease obligations on a straight line basis. The expense associated with operating leases amounted to $10.1 million, $9.5 million and $9.2 million, for fiscal years ended September 30, 2015, 2014, and 2013, respectively. The expenses associated with the operating leases and service obligations are reported in the consolidated income statements in ‘occupancy and equipment rental’, ‘transaction-based clearing expenses’ and ‘other’ expenses.
Future aggregate minimum lease payments under noncancelable operating leases as of September 30, 2015 are as follows:

(in millions)
Year ending September 30,
2016	$7.2
2017	6.3
2018	5.5
2019	5.4
2020	5.2
Thereafter	12.2
$41.8
Purchase Commitments
The Company determines an estimate of contractual purchase commitments in the ordinary course of business primarily for the purchase of precious metals. Unpriced contract commitments have been estimated using September 30, 2015 fair values. The purchase commitments and other obligations as of September 30, 2015 for less than one year, one to three years and three to five years were $335.9 million, $3.4 million and $1.5 million, respectively. There were $2.1 million purchase commitments and other obligations after five years as of September 30, 2015. The purchase commitments for less than one year will be partially offset by corresponding sales commitments of $217 million.
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
Self-Insurance
On January 1, 2014, the Company entered into a program to self-insure its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. Liabilities are recognized based on claims filed and an estimate of claims incurred but not reported. The Company has purchased stop-loss coverage to limit its exposure on a per claim basis and in aggregate in the event that aggregated actual claims would exceed 120% of actuarially estimated claims. The Company is insured for covered costs in excess of these limits. Although the ultimate outcome of these matters may exceed the amounts recorded and additional losses may be incurred, the Company does not believe that any additional potential exposure for such liabilities will have a material adverse effect on the Company’s consolidated financial position or results of operations. As of September 30, 2015, the Company had $0.8 million accrued for self-insured medical and dental claims included in ‘accounts payable and other liabilities’ in the consolidated balance sheet.
Note 12 – Regulatory Requirements and Subsidiary Dividend Restrictions
The Company’s subsidiary INTL FCStone Financial is registered as a broker dealer and member of the Financial Industry Regulatory Authority (“FINRA”) subject to the SEC Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. INTL FCStone Financial is also a commodity futures commission merchant registered with the CFTC and subject to the net capital requirements of the CFTC Regulation 1.17. Under the more restrictive of these rules, INTL FCStone Financial is required to maintain “adjusted net capital”, equivalent to the greater of $1,000,000 or 8 percent of customer and noncustomer risk maintenance margin requirements on all positions, as defined in such rules, regulations, and requirements. Net capital and the related net capital requirement may fluctuate on a daily basis. INTL FCStone Financial also has restriction on dividends, which restricts the withdrawal of equity capital if the planned withdrawal would reduce net capital, subsequent to haircuts and charges, to an amount less than 120% of the greatest minimum requirement.
Pursuant to the requirements of the Commodity Exchange Act, funds deposited by customers of INTL FCStone Financial relating to their trading of futures and options on futures on a U.S. commodities exchange must be carried in separate accounts which are designated as segregated customers’ accounts. Pursuant to the requirements of the CFTC, funds deposited by customers of INTL FCStone Financial relating to their trading of futures and options on futures traded on, or subject to the rules of, a foreign board of trade must be carried in separate accounts in an amount sufficient to satisfy all of INTL FCStone Financial’s current obligations to customers trading foreign futures and foreign options on foreign commodity exchanges or boards of trade, which are designated as secured customers’ accounts. See Additional Information of INTL FCStone Financial Related to Customer Segregated and Secured Funds further below for additional information regarding INTL FCStone Financial’s calculation of segregated and secured customer funds.
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
The Company’s subsidiary INTL FCStone Pty Ltd is regulated by the Australian Securities and Investment Commission and is subject to a net tangible asset capital requirement. INTL FCStone Pty Ltd is also regulated by New Zealand Clearing Limited, and is subject to a capital adequacy requirement.
FCStone Commodity Services (Europe), Ltd. is domiciled in Ireland and subject to regulation by the Central Bank of Ireland, and is subject to a net capital requirement.
INTL FCStone DTVM Ltda. (“INTL FCStone DTVM”) is a registered broker-dealer and regulated by the Brazilian Central Bank and Securities and Exchange Commission of Brazil, and is subject to a capital adequacy requirement.
All subsidiaries of the Company are in compliance with all of their regulatory requirements as of September 30, 2015, as follows:

(in millions)			As of September 30, 2015
Subsidiary	Regulatory Authority	Requirement Type	Actual	Minimum Requirement
INTL FCStone Financial Inc.	SEC and CFTC	Net capital	$146.3	$67.2
INTL FCStone Financial Inc.	CFTC	Segregated funds	$1,880.2	$1,830.9
INTL FCStone Financial Inc.	CFTC	Secured funds	$85.6	$65.2
INTL FCStone Ltd	FCA (United Kingdom)	Net capital	$110.8	$59.7
INTL FCStone Ltd	FCA (United Kingdom)	Segregated funds	$149.9	$149.9
INTL Netherlands BV	FCA (United Kingdom)	Net capital	$100.9	$59.9
INTL FCStone Pty Ltd.	Australian Securities and Investment Commission	Net capital	$1.7	$0.7
INTL FCStone Pty Ltd.	Australian Securities and Investment Commission	Segregated funds	$23.3	$12.5
INTL FCStone Pty Ltd.	New Zealand Clearing Ltd	Capital adequacy	$11.4	$3.2
INTL FCStone DTVM Ltda.	Brazilian Central Bank and Securities and Exchange Commission of Brazil	Capital adequacy	$2.6	$0.4
Gainvest S.A. Sociedad Gerente de FCI	Comision Nacional de Valores	Capital adequacy	$6.4	$0.2
Gainvest S.A. Sociedad Gerente de FCI	Comision Nacional de Valores	Net capital	$0.4	$0.1
INTL Capital S.A.	General Inspector of Justice (Argentina)	Net capital	$12.1	$9.9
INTL CIBSA S.A.	Comision Nacional de Valores	Capital adequacy	$5.1	$1.7
INTL CIBSA S.A.	Comision Nacional de Valores	Net capital	$9.1	$0.9
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of September 30, 2015, these subsidiaries were in compliance with their local capital adequacy requirements.

Additional Information of INTL FCStone Financial Related to Customer Segregated and Secured Funds
Pursuant to the requirements of the Commodity Exchange Act, funds deposited by customers of INTL FCStone Financial relating to futures and options on futures positions in regulated commodities must be carried in separate accounts which are designated as segregated customers’ accounts. Certain amounts in the accompanying table reflect reclassifications and eliminations required for regulatory filing.
Funds deposited by customers and other assets, which have been segregated as belonging to the commodity customers as of September 30, 2015 and 2014, are as follows:

(in millions)	September 30, 2015	September 30, 2014
Cash, at banks - segregated	$126.9	$314.0
Securities representing investments of customers' funds, at banks	492.5	—
Securities held for customers in lieu of cash, at banks	0.9	0.5
Deposits with and receivables from:
Exchange-clearing organizations, including securities, net of omnibus eliminations	1,237.8	1,476.5
Securities held for customers in lieu of cash	22.1	14.8
Total customer-segregated funds	1,880.2	1,805.8
Amount required to be segregated	1,830.9	1,769.3
Excess funds in segregation	$49.3	$36.5
Funds deposited by customers and other assets, which are held in separate accounts for customers trading foreign futures and foreign options customers, as of September 30, 2015 and 2014 are as follows:

(in millions)	September 30, 2015	September 30, 2014
Cash - secured	$64.7	$46.8
Securities	—	—
Equities with registered futures commission merchants	2.6	11.9
Amounts held by clearing organizations of foreign boards of trade	—	—
Amounts held by members of foreign boards of trade	18.3	14.5
Total customer-secured funds	85.6	73.2
Amount required to be secured	65.2	53.3
Excess secured funds	$20.4	$19.9
Note 13 – Commodity and Other Repurchase Agreements and Collateralized Transactions
The Company’s outstanding notes receivable in connection with the sale/repurchase agreements, whereby the customers sell certain commodity inventory and agree to repurchase the commodity inventory at a future date at either a fixed or floating rate, as of September 30, 2015 and 2014 was $26.7 million and $20.6 million, respectively.
The obligations outstanding related to commodities sold under repurchase agreements that are recorded in ‘lenders under loans’ as of September 30, 2015 and 2014 were $10.0 million and $7.5 million, respectively.
The Company enters into securities purchased under agreements to resell and payables under repurchase agreements primarily to finance financial instruments, acquire securities to cover short positions or to acquire securities for settlement. These agreements are recorded at their contractual amounts plus accrued interest. The related interest is recorded in the consolidated income statement as interest income or interest expense, as applicable. In connection with these agreements and transactions, it is the policy of the Company to receive or pledge cash or securities to adequately collateralize such agreements and transactions in accordance with general industry guidelines and practices. The value of the collateral is valued daily and the Company may require counterparties to deposit additional collateral or return collateral pledged, when appropriate. The carrying amounts of these agreements and transactions approximate fair value due to their short-term nature and the level of collateralization.
The Company pledges financial instruments owned to collateralize repurchase agreements. At September 30, 2015, on a settlement date basis, financial instruments owned of $170.7 million were pledged as collateral under repurchase agreements.

The counterparty has the right to repledge the collateral in connection with these transactions. These financial instruments owned have been pledged as collateral and have been parenthetically disclosed on the consolidated balance sheet.
In addition, as of September 30, 2015, the Company pledged settlement date securities owned of $843.5 million and securities received under reverse repurchase agreements of $84.3 million to cover collateral for tri-party repurchase agreements. For these securities, the counterparty does not have the right to sell or repledge the collateral.
At September 30, 2015, the Company has accepted collateral that it is permitted by contract or custom to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements. The fair value of such collateral at September 30, 2015, was $396.6 million of which $315.3 million was used to cover securities sold short which are recorded in financial instruments sold, not yet purchased on the consolidated balance sheet. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased and to obtain financing in the form of repurchase agreements. At September 30, 2015, substantially all of the above collateral had been delivered against financial instruments sold, not yet purchased or repledged by the Company to obtain financing.
Note 14 – Share-Based Compensation
Share-based compensation expense is included in ‘compensation and benefits’ in the consolidated income statements and totaled $3.6 million, $4.3 million and $9.3 million for the fiscal years ended September 30, 2015, 2014, and 2013, respectively.
Stock Option Plans
The Company sponsors a stock option plan for its directors, officers, employees and consultants. The 2013 Stock Option Plan, which was approved by the Company’s Board of Directors and shareholders, authorizes the Company to issue stock options covering up to 1.0 million shares of the Company’s common stock. As of September 30, 2015, there were 0.8 million shares authorized for future grant under this plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company settles stock option exercises with newly issued shares of common stock.
Fair value is estimated at the grant date based on a Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

	Year Ended September 30,
	2015	2014	2013
Expected stock price volatility	28%	34%	35%
Expected dividend yield	—%	—%	—%
Risk free interest rate	0.66%	0.80%	0.37%
Average expected life (in years)	3.22	2.88	2.88
Expected stock price volatility rates are primarily based on the historical volatility. The Company has not paid dividends in the past and does not currently expect to do so in the future. Risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option or award. The average expected life represents the estimated period of time that options or awards granted are expected to be outstanding, based on the Company’s historical share option exercise experience for similar option grants. The weighted average fair value of options issued during fiscal years ended September 30, 2015, 2014, and 2013 was $4.31, $4.48 and $4.21, respectively.
The following is a summary of stock option activity for the year ended September 30, 2015:

	Shares Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2014	913,500	1,578,056	$25.38	$11.58	4.16	$1.9
Granted	(91,000)	91,000	$20.54	$4.31
Exercised		(316,048)	$11.87	$6.42
Forfeited	—	(9,665)	$19.35	$4.83
Expired	—	(45,359)	$27.92	$12.08
Balances at September 30, 2015	822,500	1,297,984	$28.28	$12.37	4.24	$1.8
Exercisable at September 30, 2015		355,350	$37.93	$13.55	1.29	$0.9

The total compensation cost not yet recognized for non-vested awards of $6.5 million as of September 30, 2015 has a weighted-average period of 4.36 years over which the compensation expense is expected to be recognized. The total intrinsic value of options exercised during fiscal years 2015, 2014 and 2013 was $3.6 million, $1.8 million and $2.0 million, respectively.
The options outstanding as of September 30, 2015 broken down by exercise price are as follows:

Exercise Price			Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Term (in Years)
$—	-	$5.00	—	n/a	n/a
$5.00	-	$10.00	—	n/a	n/a
$10.00	-	$15.00	—	n/a	n/a
$15.00	-	$20.00	220,525	$18.57	1.32
$20.00	-	$25.00	168,000	$21.97	2.77
$25.00	-	$30.00	720,000	$25.91	6.22
$30.00	-	$35.00	—	n/a	n/a
$35.00	-	$40.00	—	n/a	n/a
$40.00	-	$45.00	—	n/a	n/a
$45.00	-	$50.00	—	n/a	n/a
$50.00	-	$55.00	189,459	$54.23	1.41
			1,297,984	$28.28	4.24
Restricted Stock Plan
The Company sponsors a restricted stock plan for its directors, officers and employees. The Company’s 2012 restricted stock plan, which was approved by the Company’s Board of Directors and shareholders, authorizes up to 1.5 million shares to be issued. As of September 30, 2015, 1.0 million shares were authorized for future grant under the restricted stock plan. Awards that expire or are canceled generally become available for issuance again under the plan. The Company utilizes newly issued shares of common stock to make restricted stock grants.
The following is a summary of restricted stock activity through September 30, 2015:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value ($ millions)
Balances at September 30, 2014	1,096,325	229,851	$20.03	1.79	$4.0
Granted	(126,148)	126,148	$21.16
Vested		(121,214)	$21.16
Forfeited	4,742	(4,742)	$18.24
Balances at September 30, 2015	974,919	230,043	$20.10	2.17	$5.7
The total compensation cost not yet recognized of $3.2 million as of September 30, 2015 has a weighted-average period of 2.17 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in the Company’s total issued and outstanding common shares.
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
The following table presents changes in, and components of, the Company’s net liability for retirement costs as of and for the years ended September 30, 2015, 2014, and 2013, based on measurement dates of September 30, 2015, 2014, and 2013, respectively:

(in millions)	September 30, 2015	September 30, 2014	September 30, 2013
Changes in benefit obligation:
Benefit obligation, beginning of year	$38.2	$37.5	$42.8
Interest cost	1.5	1.7	1.5
Actuarial loss	0.6	2.3	(2.6)
Benefits paid	(3.2)	(3.3)	(4.2)
Benefit obligation, end of year	37.1	38.2	37.5
Changes in plan assets:
Fair value, beginning of year	31.2	28.9	26.5
Actual return	—	2.9	3.7
Employer contribution	2.2	2.7	2.9
Benefits paid	(3.2)	(3.3)	(4.2)
Fair value, end of year	30.2	31.2	28.9
Funded status	$(6.9)	$(7.0)	$(8.6)
The Company is required to recognize the funded status of its defined benefit pension plans measured as the difference between plan assets at fair value and the projected benefit obligation on the consolidated balance sheets as of September 30, 2015 and 2014, and to recognize changes in the funded status, that arise during the periods but are not recognized as components of net periodic pension cost, within accumulated other comprehensive loss, net of tax. Amounts recognized in the consolidated balance sheets consist of $0.5 million and $0.7 million included in ‘other assets’ as of September 30, 2015 and 2014, respectively, and $7.4 million and $7.7 million included in ‘accounts payable and other accrued liabilities’ as of September 30, 2015 and 2014, respectively.
Accumulated other comprehensive loss, net of tax, includes amounts for actuarial losses in the amount of $4.8 million and $3.6 million as of September 30, 2015 and 2014, respectively. The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during fiscal 2016 is $0.4 million.
The following table displays the Company’s defined benefit plans that have accumulated benefit obligations and projected benefit obligations in excess of the fair value of plans assets (underfunded ABO) as of September 30, 2015 and 2014:

(in millions)	September 30, 2015	September 30, 2014
Accumulated benefit obligations	$37.1	$38.2
Projected benefit obligations	$37.1	$38.2
Plan assets	$30.2	$31.2
The defined benefit obligations were based upon annual measurement dates of September 30, 2015 and 2014. The following weighted-average assumptions were used to determine benefit obligations in the accompanying consolidated balance sheets as of September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Weighted average assumptions:
Discount rate	4.25%	4.15%
Expected return on assets	5.94%	6.00%

The following weighted-average assumptions were used to determine net periodic pension cost for the years ended September 30, 2015, 2014, and 2013:

	Year Ended September 30,
	2015	2014	2013
Weighted average assumptions:
Discount rate	4.15%	4.60%	3.80%
Expected return on assets	6.00%	7.00%	7.00%
To account for the defined benefit pension plans in accordance with the guidance in the Compensation – Retirement Benefits Topic of the ASC the Company makes two main determinations at the end of each fiscal year. These determinations are reviewed annually and updated as necessary, but nevertheless, are subjective and may vary from actual results.
First, the Company must determine the actuarial assumption for the discount rate used to reflect the time value of money in the calculation of the projected benefit obligations for the end of the current fiscal year and to determine the net periodic pension cost for the subsequent fiscal year. The objective of the discount rate assumption is to reflect the interest rate at which pension benefits could be effectively settled. In making this determination, the Company considers the timing and amount of benefits that would be available under the plans. The discount rates as of September 30, 2015, 2014, and 2013 were based on a model portfolio of high-quality fixed-income debt instruments with durations that are consistent with the expected cash flows of the benefit obligations.
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
The components of net periodic pension cost recognized in the consolidated income statements for the years ended September 30, 2015, 2014, and 2013 were as follows:

	Year Ended September 30,
(in millions)	2015	2014	2013
Interest cost	$1.5	$1.7	$1.5
Less expected return on assets	(1.8)	(2.0)	(1.8)
Net amortization and deferral	0.3	0.2	0.8
Net periodic pension cost	$—	$(0.1)	$0.5
Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended September 30, 2015 and 2014 were as follows:

	Year Ended September 30,
(in millions)	2015	2014
Net (gain) loss	$2.4	$1.4
Amortization of loss	(0.3)	(0.2)
Total recognized in other comprehensive income	2.1	1.2
Total recognized in net periodic benefit cost and other comprehensive income	$2.1	$1.1
Plan Assets
The following table sets forth the actual asset allocation as of September 30, 2015 and 2014, and the target asset allocation for the Company’s plan assets:

	September 30, 2015	September 30, 2014	Target Asset Allocation
Equity securities	33%	34%	35%
Debt securities	67%	66%	65%
Total	100%	100%

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
Equity securities did not include any INTL FCStone Inc. common stock as of September 30, 2015 and 2014, respectively.
The following tables summarize the Company’s pension assets, excluding cash held in the plan, by major category of plan assets measured at fair value on a recurring basis (at least annually) as of September 30, 2015 and 2014. For additional information and a detailed description of each level within the fair value hierarchy, see Note 3.

	September 30, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$0.6	$—	$0.6
Fixed income:
Government and agencies	—	—	—	—
Collective funds:
Fixed income	—	19.5	—	19.5
Equities	—	9.5	—	9.5
Real estate	—	0.6	—	0.6
Total	$—	$30.2	$—	$30.2

	September 30, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$1.0	$—	$1.0
Fixed income:
Government and agencies	—	—	—	—
Collective funds:
Fixed income	—	19.6	—	19.6
Equities	—	10.0	—	10.0
Real estate	—	0.6	—	0.6
Total	$—	$31.2	$—	$31.2
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
The Company expects to contribute $2.1 million to the pension plans during fiscal 2016, which represents the minimum funding requirement. However, the Company is currently determining what voluntary pension plan contributions, if any, will be made in fiscal 2016.
The following benefit payments, which reflect expected future service, are expected to be paid:

(in millions)
Year ending September 30,
2016	$3.2
2017	2.9
2018	2.0
2019	1.9
2020	1.9
2021 - 2025	9.4
$21.3
Defined Contribution Retirement Plans
U.K. based employees of INTL FCStone are eligible to participate in a defined contribution pension plan. The Company contributes double the employee’s contribution up to 10% of total base salary for this plan. For this plan, employees are 100% vested in both the employee and employer contributions at all times.
The Company offers participation in the INTL FCStone Inc. 401(k) Plan (“401(k) Plan”), a defined contribution plan providing retirement benefits, to all domestic employees who have reached 21 years of age, and provided four months of service to the Company. Employees may contribute from 1% to 80% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company makes matching contributions to the 401(k) Plan in an amount equal to 62.5% of each participant’s eligible elective deferral contribution to the 401(k) Plan, up to 8% of employee compensation. Matching contributions vest, by participant, based on the following years of service schedule: less than two years – none, after two years – 33%, after three years – 66%, and after four years – 100%.
For fiscal years ended September 30, 2015, 2014, and 2013, the Company’s contribution to these defined contribution plans were $5.1 million, $4.1 million and $4.0 million, respectively.
Note 16 – Other Expenses
Other expenses for the years ended September 30, 2015, 2014, and 2013 are comprised of the following:

	Year Ended September 30,
(in millions)	2015	2014	2013
Contingent consideration, net(1)	1.8	(2.0)	3.0
Insurance	1.7	1.6	1.7
Advertising, meetings and conferences	2.7	3.1	2.3
Non-trading hardware and software maintenance and software licensing	4.7	3.8	2.8
Office supplies and printing	1.2	1.1	1.2
Other clearing related expenses	1.1	1.2	1.6
Other non-income taxes	3.7	3.9	3.8
Other	6.6	5.7	6.7
Total other expenses	$23.5	$18.4	$23.1
(1) Contingent consideration includes remeasurement of contingent liabilities related to business combinations accounted for in accordance with the provisions of the Business Combinations Topic of the ASC (see Note 3).

Note 17 – Income Taxes
Income tax expense (benefit) for the years ended September 30, 2015, 2014, and 2013 was allocated as follows:

	Year Ended September 30,
(in millions)	2015	2014	2013
Income tax expense attributable to income from continuing operations	$22.4	$6.4	$2.6
Income tax (benefit) expense attributable to loss from discontinued operations	—	(0.2)	0.7
Taxes allocated to stockholders’ equity, related to unrealized gains (losses) on available-for-sale securities	(0.4)	0.1	(1.6)
Taxes allocated to stockholders’ equity, related to pension liabilities	(0.8)	(0.5)	1.8
Taxes allocated to additional paid-in capital, related to share-based compensation	(0.5)	0.1	—
Total income tax expense	$20.7	$5.9	$3.5
The components of the provision for income taxes attributable to income from continuing operations were as follows:

	Year Ended September 30,
(in millions)	2015	2014	2013
Current taxes:
U.S. federal	$0.8	$0.5	$(1.7)
U.S. State and local	1.2	—	(1.4)
International	15.4	11.6	13.4
Total current taxes	17.4	12.1	10.3
Deferred taxes	5.0	(5.7)	(7.7)
Income tax expense	$22.4	$6.4	$2.6
U.S. and international components of (loss) income from continuing operations, before income taxes, was as follows:

	Year Ended September 30,
(in millions)	2015	2014	2013
U.S.	$14.5	$(13.0)	$(23.3)
International	63.7	39.0	44.5
Income from continuing operations, before tax	$78.2	$26.0	$21.2
Items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	Year Ended September 30,
	2015	2014	2013
Federal statutory rate effect of:	35.0%	35.0%	35.0%
U.S. State and local income taxes	1.8%	—%	0.7%
Foreign earnings taxed at lower rates	(10.1)%	(14.7)%	(21.6)%
Change in foreign valuation allowance	(0.1)%	1.9%	(0.2)%
Change in state valuation allowance	0.6%	(0.2)%	(8.1)%
Tax impact of U.S. State and local rate change	—%	—%	(2.6)%
Uncertain tax positions	—%	(0.5)%	(0.3)%
U.S. permanent items	0.5%	1.9%	3.9%
Foreign permanent items	1.1%	7.0%	4.6%
Other reconciling items	(0.1)%	(5.7)%	1.7%
Effective rate	28.7%	24.7%	13.1%

The components of deferred income tax assets and liabilities were as follows:

(in millions)	September 30, 2015	September 30, 2014
Deferred tax assets:
Share-based compensation	$3.2	$2.8
Pension liability	2.7	2.7
Deferred compensation	2.3	2.1
Foreign net operating loss carryforwards	2.3	2.3
U.S. State and local net operating loss carryforwards	4.3	5.1
U.S. federal net operating loss carryforwards	8.6	14.4
Intangible assets	4.6	5.3
Capital loss carryforwards	0.2	0.6
Bad debt reserve	2.4	0.8
Tax Credit Carryforwards	1.0	0.5
Other compensation	1.9	1.9
Other	1.3	1.5
Total gross deferred tax assets	34.8	40.0
Less valuation allowance	(3.2)	(2.8)
Deferred tax assets	31.6	37.2
Deferred income tax liabilities:
Unrealized gain on securities	1.0	1.3
Prepaid expenses	1.1	1.2
Fixed assets	1.3	2.7
Deferred income tax liabilities	3.4	5.2
Deferred income taxes, net	$28.2	$32.0
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.
As of September 30, 2015 and 2014, the Company has net operating loss carryforwards for U.S. federal, state, local, and foreign income tax purposes of $12.0 million and $19.0 million, net of valuation allowances, respectively, which are available to offset future taxable income in these jurisdictions. The U.S. federal net operating loss carryforward of $8.6 million begins to expire after September 2033. The state and local net operating loss carryforwards of $3.4 million, net of valuation allowance, begin to expire after September 2020. The Company has an Alternative Minimum Tax credit carryforward of $0.9 million, which has an indefinite life.
The valuation allowance for deferred tax assets as of September 30, 2015 was $3.2 million. The net change in the total valuation allowance for the year ended September 30, 2015 was an increase of $0.4 million. The valuation allowances as of September 30, 2015 and 2014 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company incurred U.S. federal, state, and local taxable income/(losses) for the years ended September 30, 2015, 2014, and 2013 of $17.7 million, $(18.4) million, and $(24.5) million, respectively. There are no significant differences between actual levels of past taxable income and the results of continuing operations, before income taxes in these jurisdictions. U.S. federal, state, and local taxable losses incurred during the year ended September 30, 2013 were attributable to a decrease in exchange-traded and OTC derivative transactional volumes and revenue caused by consecutive droughts in the U.S., as well as losses incurred in the physical base metals business. During 2013, the Company elected to pursue an exit of its physical base metals business through an orderly liquidation of open positions, which was completed during fiscal 2014. When evaluating if U.S. federal, state, and local deferred taxes are realizable, the Company considered deferred tax liabilities of $2.4 million that are scheduled to reverse from 2016 to 2019 and $1.0 million of deferred tax liabilities associated with unrealized gains in securities which the Company could sell, if necessary. Furthermore, the Company considered its ability to implement business and tax planning strategies that would allow the remaining U.S. federal, state, and local deferred tax assets, net of valuation allowances, to be realized within 10 years. Based on the tax planning strategies that can be implemented, management believes that it is more likely than not that the Company will realize the tax benefit of the deferred tax assets, net of the existing valuation allowance, in the future.
The total amount of undistributed earnings in the Company’s foreign subsidiaries, for income tax purposes, was $227.2 million and $175.1 million as of September 30, 2015 and 2014, respectively. It is the Company’s current intention to reinvest undistributed earnings of its foreign subsidiaries in the foreign jurisdictions, resulting in the indefinite postponement of the remittance of those earnings. Accordingly, no provision has been made for foreign withholding taxes or U.S. federal income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
(in millions)	2015	2014	2013
Balance, beginning of year	$—	$0.1	$0.5
Gross increases for tax positions related to current year	—	—	0.1
Gross increases for tax positions related to prior years	—	—	—
Gross decreases for tax positions of prior years	—	(0.1)	(0.2)
Settlements	—	—	(0.2)
Lapse of statute of limitations	—	—	(0.1)
Balance, end of year	$—	$—	$0.1
The Company has a minimal balance of uncertain tax benefits as of September 30, 2015, that, if recognized, would affect the effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material impact on the results of operations or the financial position of the Company.
Accrued interest and penalties are included in the related tax liability line in the consolidated balance sheets. The Company had no accrued interest, net of federal benefit, and penalties included in the consolidated balance sheets as of September 30, 2015 and 2014.
The Company recognizes accrued interest and penalties related to income taxes as a component of income tax expense. The Company had no amount of interest, net of federal benefit, and penalties recognized as a component of income tax expense during the year ended September 30, 2015. During the years ended September 30, 2014 and 2013, the amount of interest, net of federal benefit, and penalties recognized as a component of income tax expense was $0.0 million and $(0.2) million, respectively.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various U.S. state and local and foreign jurisdictions. The Company has open tax years ranging from September 30, 2008 through September 30, 2015 with U.S. federal and state and local taxing authorities. In the U.K., the Company has open tax years ending September 30, 2014 to September 30, 2015. In Brazil, the Company has open tax years ranging from December 31, 2010 through December 31, 2014. In Argentina, the Company has open tax years ranging from September 30, 2008 to September 30, 2015. The Company’s U.S. net operating loss carryback claim is being reviewed by the Joint Committee of Taxation. The Company expects to receive a full refund. The Company settled their state examination in 2015 with no material adjustments.
Note 18 – Acquisitions and Disposals
Acquisitions in Fiscal 2015
The Company’s consolidated financial statements include the operating results of the acquired businesses from the dates of acquisition. The total amount of goodwill and intangible assets, in connection with the current year acquisition, that is expected to be deductible for tax purposes is $1.6 million as of September 30, 2015.

G.X. Clarke & Co.
Effective January 1, 2015, the Company acquired all of the partnership interests of G.X. Clarke & Co., an SEC registered institutional dealer in fixed income securities. G.X. Clarke is based in New Jersey, transacts in U.S. Treasury, U.S. government agency and agency mortgage-backed securities, and is a FINRA member with an institutional client base consisting of asset managers, commercial bank trust and investment departments, broker-dealers, and insurance companies. The purchase price payable by the Company is equal to G.X. Clarke's net tangible book value at closing of approximately $25.9 million plus a premium of $1.5 million, and up to an additional $1.5 million over the next three years, subject to the achievement of certain profitability thresholds. In conjunction with the acquisition, the name of G.X. Clarke was changed to INTL FCStone Partners L.P.
The acquisition agreement includes the purchase of certain tangible assets and assumption of certain liabilities. For the acquisition, management made an initial fair value estimate of the assets acquired and liabilities assumed as of January 1, 2015. The Company believes that due to the short-term nature of many of the tangible assets acquired and liabilities assumed, that their carrying values, as included in the historical financial statements of G.X. Clarke, approximate their fair values. The Company finalized its purchase accounting estimates with the assistance of a third-party valuation expert. The portion of the purchase price representing the initial premium of $1.5 million and the contingent consideration of $0.1 million has been assigned to the customer base and software programs/platforms intangible assets (see Note 9). The Company has assigned useful lives of 5 years for the customer base and software programs/platforms intangible assets.
As part of the net cash paid, the Company and G.X. Clarke established two escrow accounts totaling $10.0 million, related to an Adjustment Escrow and Indemnity Escrow. The Adjustment Escrow, of $5.0 million, related to potential purchase price adjustment obligations was released, during year ended September 30, 2015, upon determination of the final tangible book value of net assets of G.X. Clarke. The Indemnity Escrow, of $5.0 million, relates to potential claims made by the Company for indemnification in accordance with the terms of the acquisition agreement and is to be released immediately following the twenty-four month anniversary of the closing date of the acquisition. The remaining escrow balance is included in ‘other assets’ in the consolidated balance sheet.
In addition, as part of the net cash paid for the acquisition, the Company has deferred payment of $5.0 million, in accordance with the terms of the acquisition agreement. The deferred payment shall be equal to $5.0 million less the aggregate net loss, if any, incurred for the twelve full fiscal quarters commencing after the closing date. The deferred payment amount shall be due and payable shortly after the twelfth full fiscal quarter commencing after the closing date. The deferred payment is included in ‘accounts payable and other accrued liabilities’ in the consolidated balance sheet.
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
Effective July 1, 2015, the Company merged three of its regulated U.S. subsidiaries, including INTL FCStone Partners L.P., into INTL FCStone Securities, and the surviving entity was renamed INTL FCStone Financial, and is dually registered as a broker-dealer and a futures commission merchant.
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

The unaudited pro forma consolidated results are not indicative of the results of operations in future periods.

Proforma Results of Operations:	Year Ended September 30, 2015			Year Ended September 30, 2014
(in millions, except per share amounts)	INTL FCStone Inc.(1)	G.X. Clarke(2)	Combined	INTL FCStone Inc.	G.X. Clarke	Combined
Operating revenues	$624.3	8.7	$633.0	$490.9	41.9	$532.8
Net income	$55.7	0.7	$56.4	$19.3	5.1	$24.4
Basic earnings per share	$2.94	0.04	$2.98	$1.01	0.27	$1.28
Diluted earnings per share	$2.87	0.04	$2.91	$0.98	0.27	$1.25
(1) Includes the amounts of the acquired business from January 1, 2015. The amounts of revenues and earnings of the acquired business since the acquisition date included in the consolidated income statement were $31.4 million and $4.3 million, respectively.
(2) Consists of the amounts for G.X. Clarke for the three months ended December 31, 2014.
Acquisition in Fiscal 2014
The Company’s consolidated financial statements include the operating results of the acquired businesses from the dates of acquisition. The total amount of goodwill and intangible assets, in connection with the fiscal 2014 acquisition, that is deductible for tax purposes is $0.3 million as of September 30, 2015.
Forward Insight Commodities LLC
In an acquisition agreement dated April 2, 2014, the Company’s wholly owned subsidiary, FCStone Group, Inc. (“FCG”), agreed to acquire all of the outstanding member interests of Forward Insight Commodities, LLC (“FIC”). FIC was a brokerage firm focused on the structuring and execution of transactions in the energy derivative space.
The consideration paid for the acquisition consisted of contingent payments based on the pre-tax earnings of the business for the twelve month period following the acquisition and was estimated to be $0.5 million as of the acquisition date. The purchase price for the acquisition was not material to the consolidated financial statements. The intangible assets recognized in this transaction of $0.5 million were assigned to the Clearing and Execution Services segment and were amortized over a 12 month useful life.
Acquisitions in Fiscal 2013
The Company’s consolidated financial statements include the operating results of the acquired businesses from the dates of acquisition. The total amount of goodwill and intangible assets, in connection with these acquisitions, that is expected to be deductible for tax purposes is $4.7 million as of September 30, 2015.
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
The consideration to be paid for the acquisition of institutional accounts from Tradewire Securities consists of three annual contingent payments and a final contingent payment and the original estimated present value was estimated to be $5.6 million as of the acquisition date. The purchase price for the acquisition is not expected to be material to the consolidated financial statements. The present value of the estimated total purchase price, including contingent consideration, is $4.4 million (see Note 11). The Company obtained a third-party valuation of the intangible assets and contingent liabilities, and allocated the purchase costs among identified intangible assets with determinable useful lives and goodwill. The goodwill and intangible asset recognized in this transaction of $2.8 million and $2.8 million, respectively, were assigned to the Securities segment. The intangible asset is being amortized over a 10 year useful life.

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
The following table summarizes the changes in accumulated other comprehensive income (loss) for the year ended September 30, 2015.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Unrealized Gain or Loss on Available-for-Sale Securities	Accumulated Other Comprehensive Loss
Balances as of September 30, 2014	$(8.7)	$(3.5)	$0.6	$(11.6)
Other comprehensive income (loss), net of tax before reclassifications	(4.0)	(1.5)	2.7	(2.8)
Amounts reclassified from AOCI, net of tax	—	0.2	(3.3)	(3.1)
Other comprehensive income (loss), net of tax	(4.0)	(1.3)	(0.6)	(5.9)
Balances as of September 30, 2015	$(12.7)	$(4.8)	$—	$(17.5)
In connection with the internal merger of wholly owned U.S. subsidiaries (see note 18), the Company transferred its remaining available-for-sale of securities to the trading category on July 1, 2015. The transfer resulted in $3.3 million, net of tax of $2.0 million, of unrealized gains not previously recognized in earnings recorded on the consolidated income statement for the year ended September 30, 2015.
Note 20 – Discontinued Operations
Exit of Physical Base Metals Business
During fiscal 2013, the Company began an exit of its physical base metals business through the sale and orderly liquidation of then-current open positions. The exit of the physical base metals business was substantially completed by the end of fiscal 2013, including the termination of the physical base metals trading team and certain operational support personnel. The remaining open contract positions were fulfilled during fiscal 2014. Under existing accounting guidance, before the implementation of ASU 2014-08, the Company reclassified the physical base metals activities in the financial statements as discontinued operations for all periods presented. The Company continues to operate the portion of its base metals business related to non-physical assets, conducted primarily through the London Metals Exchange.
Summarized below are the components of the Company’s (loss) income from discontinued operations for the years ended September 30, 2015, 2014, and 2013:

	Year Ended September 30,
(in millions)	2015	2014	2013
Total revenues from discontinued operations	$—	$40.9	$1,275.0
Total cost of sales of physical commodities from discontinued operations	—	40.2	1,264.7
Operating revenues	$—	$0.7	$10.3

(Loss) income from discontinued operations before income taxes	$—	$(0.5)	$1.4
Income tax benefit (expense)	—	0.2	(0.7)
(Loss) income from discontinued operations, net of tax	$—	$(0.3)	$0.7

Note 21 – Quarterly Financial Information (Unaudited)
The Company has set forth certain quarterly unaudited financial data for the past two years in the tables below:

	For the 2015 Fiscal Quarter Ended
(in millions, except per share amounts)	September 30	June 30	March 31	December 31
Total revenues	$2,628.4	$3,995.1	$14,442.0	$13,627.7
Cost of sales of physical commodities	2,449.7	3,843.5	14,285.5	13,490.2
Operating revenues	178.7	151.6	156.5	137.5
Transaction-based clearing expenses	31.3	30.2	31.8	29.4
Introducing broker commissions	15.1	13.1	12.3	12.2
Interest expense	5.0	4.9	4.5	2.7
Net operating revenues	127.3	103.4	107.9	93.2
Compensation and other expenses	98.1	86.2	89.8	79.6
Income from continuing operations, before tax	29.2	17.2	18.1	13.6
Income tax expense	8.1	5.0	5.1	4.2
Net income	$21.1	$12.2	$13.0	$9.4
Net basic earnings per share	$1.12	$0.64	$0.68	$0.50
Net diluted earnings per share	$1.09	$0.62	$0.67	$0.49

	For the 2014 Fiscal Quarter Ended
(in millions, except per share amounts)	September 30	June 30	March 31	December 31
Total revenues	$10,655.7	$7,005.1	$8,452.9	$7,908.7
Cost of sales of physical commodities	10,525.1	6,886.9	8,323.7	7,795.8
Operating revenues	130.6	118.2	129.2	112.9
Transaction-based clearing expenses	27.5	28.1	27.7	25.2
Introducing broker commissions	13.9	11.6	12.8	11.6
Interest expense	2.5	2.5	2.8	2.7
Net operating revenues	86.7	76.0	85.9	73.4
Compensation and other expenses	78.9	72.0	75.6	69.5
(Loss) income from continuing operations, before tax	7.8	4.0	10.3	3.9
Income tax (benefit) expense	2.0	0.3	2.6	1.5
Income from continuing operations	5.8	3.7	7.7	2.4
(Loss) income from discontinued operations, net of tax	—	(0.2)	(0.2)	0.1
Net income	$5.8	$3.5	$7.5	$2.5
Net basic earnings per share	$0.30	$0.19	$0.39	$0.13
Net diluted earnings per share	$0.29	$0.18	$0.39	$0.12
As discussed further in note 22, during fiscal year 2015, the Company transitioned the portion of its precious metals business conducted through its unregulated domestic subsidiary, INTL Commodities Inc., to its United Kingdom based broker-dealer subsidiary, INTL FCStone Ltd. Prior to the transfer, INTL Commodities Inc.’s precious metals sales and costs of sales were recorded on a gross basis in accordance with the Revenue Recognition Topic of the ASC. Subsequent to the transfer, INTL FCStone Ltd.’s precious metals sales and cost of sales are presented on a net basis and included as a component of ‘trading gains, net’ on the consolidated income statements, in accordance with U.S GAAP accounting requirements for broker-dealers. Precious metals sales and cost of sales for subsidiaries that are not broker-dealers continue to be recorded on a gross basis.
Note 22 – Segment and Geographic Information
The Company reports its operating segments based on services provided to customers. The Company’s business activities are managed as operating segments and organized into reportable segments as follows:

•	Commercial Hedging (includes components Financial Agricultural (Ag’s) & Energy and LME metals)

•	Global Payments

•	Securities (includes components Equity market-making, Debt Trading, Investment Banking, and Asset Management)

•	Physical Commodities (includes components Precious metals and Physical Ag’s & Energy)

•	Clearing and Execution Services (includes components Clearing and Execution Services and FX Prime Brokerage)
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
Global Payments
The Company provides global payment solutions to banks and commercial businesses as well as charities and non-governmental organizations and government organizations. The Company offers payments services in over 130 countries, which it believes is more than any other payments solution provider, and provides competitive and transparent pricing. Through its technology platform, full-service electronic execution capability and commitment to customer service, the Company believes it is able to provide simple and fast execution, ensuring delivery of funds in any of these countries quickly through its global network of correspondent banks. In this business, the Company primarily acts as a principal in buying and selling foreign currencies on a spot basis. The Company derives revenue from the difference between the purchase and sale prices.
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
Securities
The Company provides value-added solutions that facilitate cross-border trading. The Company believes its clients value the Company’s ability to manage complex transactions, including foreign exchange, utilizing its local understanding of market convention, liquidity and settlement protocols around the world. The Company’s clients include U.S.-based regional and national broker-dealers and institutions investing or executing customer transactions in international markets and foreign institutions seeking access to the U.S. securities markets. The Company is one of the leading market makers in foreign securities, including unlisted ADRs, GDRs and foreign ordinary shares. The Company makes markets in over 1,600 ADRs, GDRs and foreign ordinary shares , of which over 1,300 trade in the OTC market. In addition, it will, on request, make prices in more than 10,000 unlisted foreign securities. The Company is a broker-dealer in Argentina where we are active in providing institutional executions in the local capital markets.
Following the acquisition of G.X. Clarke, the Company acts as an institutional dealer in fixed income securities, including U.S. Treasury, U.S. government agency and agency mortgage-backed securities to a client base including asset managers, commercial bank trust and investment departments, broker-dealers and insurance companies.

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
On April 10, 2015 (the “transfer date”), the Company transitioned the portion of its precious metals business conducted through its unregulated domestic subsidiary, INTL Commodities Inc., to its United Kingdom based broker-dealer subsidiary, INTL FCStone Ltd. INTL FCStone Ltd. is regulated by the Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the United Kingdom. Subsequent to the transfer, precious metals inventory held by INTL FCStone Ltd. is measured at fair value, with changes in fair value included as a component of ‘trading gains, net’ on the consolidated income statement, in accordance with U.S. GAAP accounting requirements for broker-dealers. Precious metals inventory held by subsidiaries that are not broker-dealers continues to be valued at the lower of cost or market value.
Prior to the transfer, INTL Commodities Inc.’s precious metals sales and costs of sales were recorded on a gross basis in accordance with the Revenue Recognition Topic of the ASC. Subsequent to the transfer, INTL FCStone Ltd.’s precious metals sales and cost of sales are presented on a net basis and included as a component of ‘trading gains, net’ on the consolidated income statements, in accordance with U.S GAAP accounting requirements for broker-dealers. Precious metals sales and cost of sales for subsidiaries that are not broker-dealers continue to be recorded on a gross basis.
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

Information concerning operations in these segments of business is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Year Ended September 30,
(in millions)	2015	2014	2013
Total revenues:
Commercial Hedging	$262.4	$224.0	$202.0
Global Payments	77.1	55.4	40.9
Securities	129.8	80.3	70.0
Physical Commodities	34,092.0	33,552.1	42,052.0
Clearing and Execution Services	123.4	113.7	121.3
Corporate unallocated	8.5	(3.1)	7.2
Total	$34,693.2	$34,022.4	$42,493.4
Operating revenues (loss):
Commercial Hedging	$262.4	$224.0	$202.0
Global Payments	77.1	55.4	40.9
Securities	129.8	80.3	70.0
Physical Commodities	23.1	20.6	26.8
Clearing and Execution Services	123.4	113.7	121.3
Corporate unallocated	8.5	(3.1)	7.2
Total	$624.3	$490.9	$468.2
Net operating revenues (loss):
Commercial Hedging	$214.7	$180.5	$163.0
Global Payments	68.5	48.2	36.7
Securities	88.6	54.6	48.0
Physical Commodities	21.2	17.9	23.4
Clearing and Execution Services	38.3	29.7	34.1
Corporate unallocated	0.5	(8.9)	4.5
Total	$431.8	$322.0	$309.7
Net contribution:
(Revenues less cost of sales, transaction-based clearing expenses, variable bonus compensation, introducing broker commissions and interest expense):
Commercial Hedging	$151.7	$132.6	$119.7
Global Payments	54.5	37.6	28.0
Securities	67.4	40.9	37.6
Physical Commodities	16.9	14.1	17.5
Clearing and Execution Services	30.1	24.0	25.9
Total	$320.6	$249.2	$228.7
Segment income:
(Net contribution less non-variable direct segment costs):
Commercial Hedging	$85.6	$67.3	$57.1
Global Payments	43.3	28.3	20.5
Securities	40.5	21.0	19.5
Physical Commodities	5.8	5.9	10.0
Clearing and Execution Services	12.9	6.3	5.9
Total	$188.1	$128.8	$113.0
Reconciliation of segment income to income from continuing operations, before tax:
Segment income	$188.1	$128.8	$113.0
Costs not allocated to operating segments	110.0	102.8	91.8
Income from continuing operations, before tax	$78.1	$26.0	$21.2

(in millions)	As of September 30, 2015	As of September 30, 2014	As of September 30, 2013
Total assets:
Commercial Hedging	$1,548.1	$1,400.9	$1,005.1
Global Payments	207.3	51.9	57.2
Securities	1,861.0	235.5	204.2
Physical Commodities	190.9	116.8	132.5
Clearing and Execution Services	1,163.8	1,136.2	1,333.3
Corporate unallocated	98.9	98.4	115.7
Total	$5,070.0	$3,039.7	$2,848.0
Information regarding revenues and operating revenues for the years ended September 30, 2015, 2014, and 2013, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software) as of September 30, 2015, 2014, and 2013 in geographic areas were as follows:

	Year Ended September 30,
(in millions)	2015	2014	2013
Total revenues:
United States	$25,959.0	$19,055.3	$27,788.0
Europe	121.2	86.0	65.6
South America	49.0	53.2	51.3
Asia	8,560.0	14,822.4	14,581.2
Other	4.0	5.5	7.3
Total	$34,693.2	$34,022.4	$42,493.4
Operating revenues:
United States	$424.3	$330.4	$323.9
Europe	125.0	86.0	65.6
South America	49.0	53.2	51.3
Asia	21.9	15.8	20.1
Other	4.1	5.5	7.3
Total	$624.3	$490.9	$468.2

(in millions)	As of September 30, 2015	As of September 30, 2014	As of September 30, 2013
Long-lived assets, as defined:
United States	$13.8	$8.5	$9.1
Europe	4.0	5.0	5.4
South America	1.7	2.0	2.4
Asia	0.2	0.3	0.5
Other	—	0.1	0.1
Total	$19.7	$15.9	$17.5

Schedule I
INTL FCStone Inc.
Condensed Balance Sheets
Parent Company Only

(in millions)	September 30, 2015	September 30, 2014
ASSETS
Cash and cash equivalents	$2.5	$3.0
Receivable from subsidiaries, net	0.4	—
Notes receivable, net	46.4	40.0
Income taxes receivable	24.3	12.9
Investment in subsidiaries(1)	286.0	237.7
Financial instruments owned, at fair value	3.0	—
Deferred income taxes, net	12.0	16.6
Property and equipment, net	9.2	3.6
Goodwill and intangible assets, net	—	—
Other assets	13.1	4.9
Total assets	$396.9	$318.7
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued liabilities	$29.3	$8.8
Payable to customers	30.7	25.8
Payable to lenders under loans	31.6	15.0
Payable to subsidiaries, net	123.7	61.7
Senior unsecured notes	45.5	45.5
Financial instruments sold, not yet purchased, at fair value	—	—
Total liabilities	260.8	156.8

Equity:
INTL FCStone Inc. (Parent Company Only) stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 20,184,556 issued and 18,812,803 outstanding at September 30, 2015 and 19,826,635 issued and 18,883,662 outstanding at September 30, 2014	0.2	0.2
Common stock in treasury, at cost - 1,371,753 shares at September 30, 2015 and 942,973 shares at September 30, 2014	(26.8)	(17.5)
Additional paid-in capital	240.8	229.6
Retained earnings(1)	(78.1)	(50.4)
Total INTL FCStone Inc. (Parent Company Only) stockholders’ equity	136.1	161.9
Total liabilities and equity	$396.9	$318.7

(1) Within the Condensed Balance Sheets and Condensed Statements of Operations of INTL FCStone Inc. - Parent Company Only, the Company has accounted for its investment in wholly owned subsidiaries using the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such subsidiaries are not included in the Condensed Balance Sheet or Condensed Statements of Operations. If the accounting for its investment in wholly owned subsidiaries were presented under the equity method of accounting, investment in subsidiaries and retained earnings would each increase by $278.5 million as of September 30, 2015, respectively, and $195.1 million, as of September 30, 2014, respectively.

Schedule I
INTL FCStone Inc.
Condensed Statements of Operations
Parent Company Only

	Year Ended September 30,
(in millions)	2015	2014	2013
Revenues:
Management fees from affiliates	$26.6	$9.5	$9.2
Trading gains, net	3.2	—	—
Consulting fees	2.1	1.6	1.6
Interest income	4.6	4.3	3.6
Dividend income from subsidiaries(2)	6.0	—	—
	42.5	15.4	14.4
Interest expense	12.7	10.6	7.1
Net revenues	29.8	4.8	7.3
Non-interest expenses:
Compensation and benefits	43.5	29.8	30.5
Clearing and related expenses	1.2	0.3	0.5
Introducing broker commissions	0.5	0.3	0.5
Communication and data services	5.7	1.3	0.9
Occupancy and equipment rental	2.1	2.0	1.4
Professional fees	4.6	5.0	2.3
Travel and business development	1.4	1.1	1.2
Depreciation and amortization	1.8	1.8	1.5
Bad debts and impairments	1.6	0.1	—
Management services fees to affiliates	4.3	2.9	2.7
Other	10.2	3.5	3.6
Total non-interest expenses	76.9	48.1	45.1
Loss from continuing operations, before tax	(47.1)	(43.3)	(37.8)
Income tax benefit	19.4	17.1	13.2
Net loss	$(27.7)	$(26.2)	$(24.6)

(2) Within the Condensed Balance Sheets and Condensed Statements of Operations of INTL FCStone Inc. - Parent Company Only, the Company has accounted for its investment in wholly owned subsidiaries using the cost method of accounting. Under this method, the Company’s share of the earnings or losses of such subsidiaries are not included in the Condensed Balance Sheet or Condensed Statements of Operations. If the accounting for its investment in wholly owned subsidiaries were presented under the equity method of accounting, revenues would include income from investment in subsidiaries of $83.4 million, $45.5 million, and $43.9 million, for the years ended September 30, 2015, 2014, and 2013, respectively.

Certain amounts previously reported have been reclassified to conform to the current period presentation.

Schedule I
INTL FCStone Inc.
Condensed Statements of Cash Flows
Parent Company Only

	Year Ended September 30,
(in millions)	2015	2014	2013
Cash flows from operating activities:
Net loss	$(27.7)	$(26.2)	$(24.6)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1.8	1.8	1.5
Provision for impairments	1.6	0.1	—
Deferred income taxes	4.6	(9.6)	(6.1)
Amortization of debt issuance costs and debt discount	0.8	0.8	0.5
Amortization of share-based compensation expense	3.6	4.3	9.3
Changes in operating assets and liabilities:
Due to/from subsidiaries	33.2	84.6	(2.8)
Notes receivable, net	(7.8)	(12.8)	(17.1)
Income taxes receivable	(11.4)	4.6	(3.2)
Financial instruments owned, at fair value	(3.0)	—	1.5
Other assets	(3.9)	(1.1)	1.7
Accounts payable and other accrued liabilities	12.6	(1.1)	1.4
Payable to customers	4.9	7.1	18.0
Financial instruments sold, not yet purchased, at fair value	—	(0.6)	(24.7)
Net cash (used in) provided by operating activities	9.3	51.9	(44.6)
Cash flows from investing activities:
Capital contribution in affiliates	(22.4)	(0.5)	(11.5)
Capital withdrawals from affiliates	7.8	—	—
Purchase of property and equipment	(7.8)	(1.8)	(0.8)
Net cash used in investing activities	(22.4)	(2.3)	(12.3)
Cash flows from financing activities:
Payable to lenders under loans	13.0	(40.0)	7.0
Proceeds from note payable	4.0	—	—
Payments of notes payable	(0.4)	—	—
Proceeds from issuance of senior unsecured notes	—	—	45.5
Payments related to earn-outs on acquisitions	(2.2)	(1.1)	—
Share repurchase	(4.7)	(9.7)	(4.0)
Debt issuance costs	(0.1)	(0.2)	(3.2)
Exercise of stock options	2.5	1.4	1.5
Income tax benefit on stock options and awards	0.5	(0.1)	0.1
Net cash provided by (used in) financing activities	12.6	(49.7)	46.9
Net (decrease) increase in cash and cash equivalents	(0.5)	(0.1)	(10.0)
Cash and cash equivalents at beginning of period	3.0	3.1	13.1
Cash and cash equivalents at end of period	$2.5	$3.0	$3.1
Supplemental disclosure of cash flow information:
Cash paid for interest	$11.9	$6.9	$3.0
Income taxes (received) paid, net of cash refunds	$(12.9)	$(5.3)	$(1.6)
Supplemental disclosure of non-cash investing and financing activities:
Additional consideration payable related to acquisitions	$1.9	$(3.0)	$5.6

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Form 10-K, our management, including the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2015. We seek to design our disclosure controls and procedures to provide reasonable assurance that the reports we file or submit under the Exchange Act contain the required information and that we submit these reports within the time periods specified in SEC rules and forms. We also seek to design these controls and procedures to ensure that we accumulate and communicate correct information to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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
Management (with the participation of our principal executive officer and principal financial officer) evaluated the Company’s internal control over financial reporting as of September 30, 2015, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015 excluded G.X. Clarke & Co., acquired with effect from January 1, 2015.
Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2015.
KPMG LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of September 30, 2015, and KPMG LLP issued a report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015, which is included in Item 8 “Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c)	Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We will include a list of our executive officers and biographical and other information about them and our directors in the definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be held on February 25, 2016. We will file the proxy within 120 days of the end of our fiscal year ended September 30, 2015 (the “2016 Proxy Statement”). The 2016 Proxy Statement is incorporated herein by reference. Information about our Audit Committee may be found in the Proxy Statement. That information is incorporated herein by reference.
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
Item 11. Executive Compensation
We will include information relating to our executive officer and director compensation and the compensation committee of our board of directors in the 2016 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will include information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management in the 2016 Proxy Statement and is incorporated herein by reference.
The following table provides information generally as of September 30, 2015, the last day of fiscal 2015, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under our equity compensation plans that were in effect during fiscal 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	1,297,984	$28.28	822,500
Equity compensation plans not approved by stockholders	—	—	—
Total	1,297,984	$28.28	822,500
Item 13. Certain Relationships and Related Transactions, and Director Independence
We will include information regarding certain relationships and related transactions and director independence in the 2016 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services will be included in the 2016 Proxy Statement and is incorporated herein by reference.
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

10.16
Seventh Amendment to Amended and Restated Credit Agreement, made as of March 30, 2015, by and between FCStone, LLC, as Borrower, FCStone Group, Inc., as Guarantor, INTL FCStone Inc., as Guarantor, Bank of Montreal, as Administrative Agent, and BMO Harris Financing, Inc., as a lender party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2015).

10.17
Eighth Amendment to Amended and Restated Credit Agreement entered into as of June 30, 2015 with Bank of Montreal, as Administrative Agent, and BMO Harris Financing, Inc., as a lender party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2015).

10.18
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

10.19
Seventh Amendment to Credit Agreement, made as of April 21, 2015, by and between FCStone Merchant Services, LLC, as Borrower, INTL FCStone Inc., as Guarantor, Bank of Montreal, Chicago Branch, as Administrative Agent and a Lender, and the lenders party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2015).

10.20
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

10.21
First Amendment to Credit Agreement, made as of April 18, 2014, by and between INTL FCStone Inc., as Borrower, the Subsidiaries of INTL FCStone Inc. identified therein, as Guarantors, with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America Merrill Lynch and Capital One, N.A., as Joint Lead Arrangers and Joint Book Managers, Bank Hapoalim B.M., BMO Harris Bank N.A. and The Korea Development Bank, New York Branch, as additional Lenders (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2014).

10.22
Second Amendment to Credit Agreement entered into as of May 12, 2015 with Bank of America, N.A., as Administrative Agent, Lender, L/C Issuer and Swing Line Lender, Capital One, N.A., Bank Hapoalim B.M., BMO Harris Bank N.A. and The Korea Development Bank, New York Branch, as additional Lenders, and with the lenders from time to time parties thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2015).

10.23
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

10.24
First Amendment to Credit Agreement, made as of November 10, 2014, by and between INTL FCStone Ltd., as Borrower, INTL FCStone Inc., as Guarantor, Bank of America, N.A., as Administrative Agent and a Lender, and with the lenders party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2014).

10.25
Second Amendment to Credit Agreement, made as of November 5, 2015, by and between INTL FCStone Ltd., as Borrower, INTL FCStone Inc., as Guarantor, Bank of America, N.A., as Administrative Agent and a Lender, and with the lenders party thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2015).

10.26
Loan Authorization Agreement entered into as of May 5, 2015, by and between FCStone, LLC, as Borrower, and BMO Harris Bank N.A., as Bank (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2015).

10.27	Reaffirmation and Assumption entered into as of June 30, 2015 with BMO Harris Bank N.A. (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2015).

10.28
Assignment, Assumption and Amendment Agreement entered into as of July 1, 2015 with JPMorgan Chase Bank (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2015).

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

INTL FCStone Inc.

/s/ SEAN M. O’CONNOR
Sean M. O’Connor
Chief Executive Officer
Dated:	December 9, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN RADZIWILL	Director and Chairman of the Board	December 9, 2015
John Radziwill

/s/ SEAN M. O’CONNOR	Director, President and Chief Executive Officer	December 9, 2015
Sean M. O’Connor	(Principal Executive Officer)

/s/ SCOTT J. BRANCH	Director	December 9, 2015
Scott J. Branch

/s/ PAUL G. ANDERSON	Director	December 9, 2015
Paul G. Anderson

/s/ EDWARD J. GRZYBOWSKI	Director	December 9, 2015
Edward J. Grzybowski

/s/ JOHN M. FOWLER	Director	December 9, 2015
John M. Fowler

/s/ BRUCE KREHBIEL	Director	December 9, 2015
Bruce Krehbiel

/s/ DARYL HENZE	Director	December 9, 2015
Daryl Henze

/s/ ERIC PARTHEMORE	Director	December 9, 2015
Eric Parthemore

/s/ WILLIAM J. DUNAWAY	Chief Financial Officer	December 9, 2015
William J. Dunaway	(Principal Financial and Accounting Officer)