Form 10-Q
period 2015-12-31
INTL FCSTONE INC.
filed 2016-02-09
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of February 5, 2016, there were 19,078,079 shares of the registrant’s common stock outstanding.

INTL FCStone Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTL FCStone Inc.
Condensed Consolidated Balance Sheets

(in millions, except par value and share amounts)	December 31, 2015	September 30, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$274.3	$268.1
Cash, securities and other assets segregated under federal and other regulations (including $523.5 and $515.5 at fair value at December 31, 2015 and September 30, 2015, respectively)	795.9	756.9
Securities purchased under agreements to resell	334.3	325.3
Deposits and receivables from:
Exchange-clearing organizations (including $1,117.8 and $1,009.4 at fair value at December 31, 2015 and September 30, 2015, respectively)	1,586.9	1,533.5
Broker-dealers, clearing organizations and counterparties (including $(41.5) and $(52.9) at fair value at December 31, 2015 and September 30, 2015, respectively)	208.9	277.6
Receivables from customers, net	156.1	217.3
Notes receivable, net	88.1	78.4
Income taxes receivable	7.7	10.6
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $293.0 and $170.7 at December 31, 2015 and September 30, 2015, respectively)	1,563.2	1,421.9
Physical commodities inventory (including precious metals of $9.6 and $15.2 at fair value at December 31, 2015 and September 30, 2015, respectively)	47.9	32.8
Deferred income taxes, net	30.9	28.2
Property and equipment, net	24.0	19.7
Goodwill and intangible assets, net	57.7	58.1
Other assets	41.4	41.6
Total assets	$5,217.3	$5,070.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $3.5 and $3.3 at fair value at December 31, 2015 and September 30, 2015, respectively)	$108.9	$144.8
Payables to:
Customers	2,606.1	2,593.5
Broker-dealers, clearing organizations and counterparties (including $0.3 and $1.6 at fair value at December 31, 2015 and September 30, 2015)	86.3	262.9
Lenders under loans	140.9	41.6
Senior unsecured notes	45.5	45.5
Income taxes payable	5.1	9.0
Payables under repurchase agreements	1,138.9	1,007.3
Financial instruments sold, not yet purchased, at fair value	681.9	568.3
Total liabilities	4,813.6	4,672.9
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 20,427,977 issued and 19,056,135 outstanding at December 31, 2015 and 20,184,556 issued and 18,812,803 outstanding at September 30, 2015	0.2	0.2
Common stock in treasury, at cost - 1,371,753 shares at December 31, 2015 and September 30, 2015, respectively	(26.8)	(26.8)
Additional paid-in capital	244.0	240.8
Retained earnings	209.2	200.4
Accumulated other comprehensive loss, net	(22.9)	(17.5)
Total stockholders' equity	403.7	397.1
Total liabilities and stockholders' equity	$5,217.3	$5,070.0
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended December 31,
(in millions, except share and per share amounts)	2015	2014
Revenues:
Sales of physical commodities	$3,252.6	$13,494.3
Trading gains, net	79.7	70.3
Commission and clearing fees	49.1	49.5
Consulting and management fees	9.7	10.4
Interest income	8.7	3.1
Other income	0.1	0.1
Total revenues	3,399.9	13,627.7
Cost of sales of physical commodities	3,248.6	13,490.2
Operating revenues	151.3	137.5
Transaction-based clearing expenses	29.8	29.4
Introducing broker commissions	12.8	12.2
Interest expense	6.0	2.7
Net operating revenues	102.7	93.2
Compensation and other expenses:
Compensation and benefits	63.1	56.4
Communication and data services	7.9	6.7
Occupancy and equipment rental	3.3	3.1
Professional fees	2.9	3.3
Travel and business development	3.2	2.8
Depreciation and amortization	1.9	1.9
Bad debts	2.0	—
Other	6.3	5.4
Total compensation and other expenses	90.6	79.6
Income before tax	12.1	13.6
Income tax expense	3.3	4.2
Net income	$8.8	$9.4
Earnings per share:
Basic	$0.47	$0.50
Diluted	$0.46	$0.49
Weighted-average number of common shares outstanding:
Basic	18,648,150	18,515,528
Diluted	18,991,903	18,762,029
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,
(in millions)	2015	2014
Net income	$8.8	$9.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(5.6)	(0.3)
Pension liabilities adjustment	(0.2)	—
Net unrealized gain or loss on available-for-sale securities	—	1.1
Reclassification of adjustments included in net income:
Periodic pension costs (included in compensation and benefits)	0.4	—
Reclassification adjustment for gains included in net income:	0.4	—
Other comprehensive income (loss)	(5.4)	0.8
Comprehensive income	$3.4	$10.2

See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Cash Flows Statements
(Unaudited)

	Three Months Ended December 31,
(in millions)	2015	2014
Cash flows from operating activities:
Net income	$8.8	$9.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1.9	1.9
Provision for bad debts and impairments	2.0	—
Deferred income taxes	(2.8)	1.4
Amortization of debt issuance costs and debt discount	0.2	0.2
Amortization of share-based compensation	0.9	0.9
Changes in operating assets and liabilities, net:
Cash, securities and other assets segregated under federal and other regulations	(39.5)	(202.7)
Securities purchased under agreements to resell	(9.9)	—
Deposits and receivables from exchange-clearing organizations	(55.6)	155.4
Deposits and receivables from broker-dealers, clearing organizations, and counterparties	87.9	(10.1)
Receivables from customers, net	58.0	(8.0)
Notes receivable, net	(9.7)	(10.0)
Income taxes receivable	2.1	(1.9)
Financial instruments owned, at fair value	(158.2)	38.4
Physical commodities inventory	(15.1)	(5.1)
Other assets	(1.1)	(4.2)
Accounts payable and other accrued liabilities	(33.4)	(22.2)
Payables to customers	13.3	104.1
Payables to broker-dealers, clearing organizations and counterparties	(176.6)	12.8
Income taxes payable	(1.8)	2.1
Payables under repurchase agreements	131.6	—
Financial instruments sold, not yet purchased, at fair value	113.6	(37.0)
Net cash (used in) provided by operating activities	(83.4)	25.4
Cash flows from investing activities:
Purchase of property and equipment	(5.9)	(0.9)
Net cash used in investing activities	(5.9)	(0.9)
Cash flows from financing activities:
Net change in payable to lenders under loans	99.5	26.6
Payments of note payable	(0.2)	—
Payments related to earn-outs on acquisitions	—	(1.6)
Debt issuance costs	(0.1)	(0.1)
Exercise of stock options	1.6	1.4
Share repurchases	—	(2.4)
Income tax benefit on stock options and awards	0.7	—
Net cash provided by financing activities	101.5	23.9
Effect of exchange rates on cash and cash equivalents	(6.0)	(1.5)
Net increase in cash and cash equivalents	6.2	46.9
Cash and cash equivalents at beginning of period	268.1	231.3
Cash and cash equivalents at end of period	$274.3	$278.2
Supplemental disclosure of cash flow information:
Cash paid for interest	$4.4	$2.3
Income taxes paid, net of cash refunds	$5.1	$2.6
Supplemental disclosure of non-cash investing and financing activities:
Additional consideration payable related to acquisitions, net	$0.2	$0.1
Payable related to repurchase of stock	$—	$0.5
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of September 30, 2015	$0.2	$(26.8)	$240.8	$200.4	$(17.5)	$397.1
Net income				8.8		8.8
Other comprehensive loss					(5.4)	(5.4)
Exercise of stock options			2.3			2.3
Share-based compensation			0.9			0.9
Balances as of December 31, 2015	$0.2	$(26.8)	$244.0	$209.2	$(22.9)	$403.7
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
Basis of Presentation and Consolidation
The accompanying condensed consolidated balance sheet as of September 30, 2015, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements for the interim periods presented have been reflected as required by Rule 10-01 of Regulation S-X.
Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. It is suggested that these interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in the Company’s Form 10-K for the fiscal year ended September 30, 2015 filed with the SEC.
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
On April 10, 2015 (the “transfer date”), the Company transitioned the portion of its precious metals business conducted through its unregulated domestic subsidiary, INTL Commodities Inc., to its United Kingdom based broker-dealer subsidiary, INTL FCStone Ltd. INTL FCStone Ltd is regulated by the Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the United Kingdom.

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
Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance addressing the recognition, measurement, presentation and disclosure of financial assets and liabilities. The guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the guidance clarifies the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This guidance is effective for the Company in the first quarter of fiscal 2019, and early adoption is not permitted, with certain exceptions. The amendments are required to be applied by means of a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact, if any, the guidance may have upon adoption.
Note 2 – Earnings per Share
The Company presents basic and diluted earnings per share (“EPS”) using the two-class method which requires all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends and therefore participate in undistributed earnings with common stockholders be included in computing earnings per share. Under the two-class method, net earnings are reduced by the amount of dividends declared in the period for each class of common stock and participating security. The remaining undistributed earnings are then allocated to common stock and participating securities, based on their respective rights to receive dividends. Restricted stock awards granted to certain employees and directors contain non-forfeitable rights to dividends at the same rate as common stock, and are considered participating securities. Basic EPS has been computed by dividing net income by the weighted-average number of common shares outstanding. The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the periods presented below.

	Three Months Ended December 31,
(in millions, except share amounts)	2015	2014
Numerator:
Net income	$8.8	$9.4
Less: Allocation to participating securities	(0.1)	(0.2)
Net income allocated to common stockholders	$8.7	$9.2
Diluted net income	$8.8	$9.4
Less: Allocation to participating securities	(0.1)	(0.2)
Diluted net income allocated to common stockholders	$8.7	$9.2
Denominator:
Weighted average number of:
Common shares outstanding	18,648,150	18,515,528
Dilutive potential common shares outstanding:
Share-based awards	343,753	246,501
Diluted weighted-average shares	18,991,903	18,762,029
The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the Accounting Standards Codification (“ASC”).
Options to purchase 909,459 and 1,264,770 shares of common stock for the three months ended December 31, 2015 and 2014, respectively, were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.

Note 3 – Assets and Liabilities, at Fair Value
The Company’s financial and nonfinancial assets and liabilities reported at fair value are included in the following captions on the condensed consolidated balance sheets:

•	Cash and cash equivalents

•	Cash, securities and other assets segregated under federal and other regulations

•	Deposits and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties

•	Financial instruments owned and sold, not yet purchased

•	Physical commodities inventory

•	Accounts payable and other accrued liabilities

•	Payables to broker-dealers, clearing organizations and counterparties
Fair Value Hierarchy
The majority of financial assets and liabilities on the condensed consolidated balance sheets are reported at fair value. Cash is reported at the balance held at financial institutions. Cash equivalents includes money market funds, which are valued at period-end at the net asset value provided by the fund’s administrator, and certificates of deposit, which are stated at cost plus accrued interest, which approximates fair value. Cash, securities and other assets segregated under federal and other regulations include the value of cash collateral as well as the value of other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and commodities warehouse receipts. Deposits with and receivables from exchange-clearing organizations and broker-dealers, clearing organizations and counterparties and payable to customers and broker-dealers, clearing organizations and counterparties include the value of cash collateral as well as the value of money market funds and other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and mortgage-backed securities. These balances also include the fair value of exchange-traded futures and options on futures and exchange-cleared swaps and options determined by prices on the applicable exchange. Financial instruments owned and sold, not yet purchased include the value of U.S. and foreign government obligations, corporate debt securities, derivative financial instruments, commodities, mutual funds and investments in managed funds. The fair value of exchange common stock is determined by quoted market prices, and the fair value of exchange memberships is determined by recent sale transactions. Physical commodities inventory includes precious metals that are a part of the trading activities of the regulated broker-dealer subsidiary and is recorded at fair value using spot prices. The carrying value of receivables from customers, net and notes receivable, net approximates fair value, given their short duration. Payables to lenders under loans carry variable rates of interest and thus approximate fair value. The fair value of the Company’s senior unsecured notes is estimated to be $47.3 million (carrying value of $45.5 million) as of December 31, 2015, based on the transaction prices at public exchanges for this issuance.
Receivables from broker-dealers, clearing organizations and counterparties include amounts receivable for securities sold but not yet delivered by the Company on settlement date (“fails-to-deliver”) and net receivables arising from unsettled trades. Payables to broker-dealers, clearing organizations and counterparties primarily include amounts payable for securities purchased, but not yet received by the Company on settlement date (“fails-to-receive”), net payables arising from unsettled trades and bonds loaned transactions. Due to their short-term nature, receivables from and payables to broker-dealers, clearing organizations and counterparties approximate fair value.
The fair value estimates presented in the condensed consolidated financial statements are based on pertinent information available to management as of December 31, 2015 and September 30, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented in the condensed consolidated financial statements.
Cash equivalents, securities, commodities warehouse receipts, derivative financial instruments, commodities leases, exchange common stock and contingent liabilities are carried at fair value, on a recurring basis, and are classified and disclosed into three levels in the fair value hierarchy. Except as disclosed in Note 6, the Company did not have any fair value adjustments for assets or liabilities measured at fair value on a non-recurring basis during the three months ended December 31, 2015.
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

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of December 31, 2015 by level in the fair value hierarchy. There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2015.

	December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificate of deposits	$2.3	$—	$—	$—	$2.3
Commodities warehouse receipts	25.5	—	—	—	25.5
U.S. government obligations	—	498.0	—	—	498.0
Securities and other assets segregated under federal and other regulations	25.5	498.0	—	—	523.5
Money market funds	671.8	—	—	—	671.8
U.S. government obligations	—	451.2	—	—	451.2
Derivatives	2,455.8	—	—	(2,461.0)	(5.2)
Deposits and receivables from exchange-clearing organizations	3,127.6	451.2	—	(2,461.0)	1,117.8
TBA and forward settling securities	—	2.9	—	(1.1)	1.8
Derivatives	—	315.3	—	(358.6)	(43.3)
Deposits and receivables from broker-dealers, clearing organizations and counterparties	—	318.2	—	(359.7)	(41.5)
Common and preferred stock and American Depositary Receipts (“ADRs”)	43.7	1.8	0.3	—	45.8
Exchangeable foreign ordinary equities and ADRs	72.6	0.8	—	—	73.4
Corporate and municipal bonds	22.3	2.0	3.2	—	27.5
U.S. government obligations	—	498.1	—	—	498.1
Foreign government obligations	—	12.6	—	—	12.6
Mortgage-backed securities	—	780.3	—	—	780.3
Derivatives	278.5	1,397.3	—	(1,598.0)	77.8
Commodities leases	—	96.4	—	(95.8)	0.6
Commodities warehouse receipts	35.7	—	—	—	35.7
Exchange firm common stock	5.4	—	—	—	5.4
Mutual funds and other	6.0	—	—	—	6.0
Financial instruments owned	464.2	2,789.3	3.5	(1,693.8)	1,563.2
Physical commodities inventory - precious metals	9.6	—	—	—	9.6
Total assets at fair value	$3,629.2	$4,056.7	$3.5	$(4,514.5)	$3,174.9
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$3.5	$—	$3.5
TBA and forward settling securities	—	1.4	—	(1.1)	0.3
Derivatives	2,360.5	376.6	—	(2,737.1)	—
Payable to broker-dealers, clearing organizations and counterparties	2,360.5	378.0	—	(2,738.2)	0.3
Common and preferred stock and ADRs	37.0	0.9	—	—	37.9
Exchangeable foreign ordinary equities and ADRs	71.9	1.5	—	—	73.4
Corporate and municipal bonds	—	0.8	—	—	0.8
U.S. government obligations	—	404.7	—	—	404.7
Foreign government obligations	—	—	—	—	—
Mortgage-backed securities	—	—	—	—	—
Derivatives	271.4	1,574.3	—	(1,728.3)	117.4
Commodities leases	—	158.9	—	(111.2)	47.7
Financial instruments sold, not yet purchased	380.3	2,141.1	—	(1,839.5)	681.9
Total liabilities at fair value	$2,740.8	$2,519.1	$3.5	$(4,577.7)	$685.7

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

The following table sets forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of September 30, 2015 by level in the fair value hierarchy.

	September 30, 2015
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificates of deposits	$1.3	$—	$—	$—	$1.3
Commodities warehouse receipts	22.1	—	—	—	22.1
U.S. government obligations	—	493.4	—	—	493.4
Securities and other assets segregated under federal and other regulations	22.1	493.4	—	—	515.5
Money market funds	431.8	—	—	—	431.8
U.S. government obligations	—	501.4	—	—	501.4
Derivatives	3,615.9	—	—	(3,539.7)	76.2
Deposits and receivables from exchange-clearing organizations	4,047.7	501.4	—	(3,539.7)	1,009.4
TBA and forward settling securities	—	1.2	—	(1.0)	0.2
Derivatives	0.1	537.9	—	(591.1)	(53.1)
Deposits and receivables from broker-dealers, clearing organizations and counterparties	0.1	539.1	—	(592.1)	(52.9)
Common and preferred stock and ADRs	23.7	1.9	0.5	—	26.1
Exchangeable foreign ordinary equities and ADRs	82.9	6.6	—	—	89.5
Corporate and municipal bonds	26.1	2.0	3.2	—	31.3
U.S. government obligations	—	513.4	—	—	513.4
Foreign government obligations	—	12.1	—	—	12.1
Mortgage-backed securities	—	699.5	—	—	699.5
Derivatives	278.5	1,702.0	—	(1,949.9)	30.6
Commodities leases	—	64.6	—	(57.0)	7.6
Commodities warehouse receipts	2.8	—	—	—	2.8
Exchange firm common stock	5.6	—	—	—	5.6
Mutual funds and other	3.4	—	—	—	3.4
Financial instruments owned	423.0	3,002.1	3.7	(2,006.9)	1,421.9
Physical commodities inventory - precious metals	15.2	—	—	—	15.2
Total assets at fair value	$4,509.4	$4,536.0	$3.7	$(6,138.7)	$2,910.4
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$3.3	$—	$3.3
TBA and forward settling securities	—	2.6	—	(1.0)	1.6
Derivatives	3,491.3	528.7	—	(4,020.0)	—
Payable to broker-dealers, clearing organizations and counterparties	3,491.3	531.3	—	(4,021.0)	1.6
Common and preferred stock and ADRs	18.0	0.6	—	—	18.6
Exchangeable foreign ordinary equities and ADRs	89.0	1.0	—	—	90.0
U.S. government obligations	—	341.0	—	—	341.0
Foreign government obligations	—	6.4	—	—	6.4
Mortgage-backed securities	—	2.8	—	—	2.8
Derivatives	264.0	1,723.5	—	(1,933.4)	54.1
Commodities leases	—	99.1	—	(43.7)	55.4
Financial instruments sold, not yet purchased	371.0	2,174.4	—	(1,977.1)	568.3
Total liabilities at fair value	$3,862.3	$2,705.7	$3.3	$(5,998.1)	$573.2

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
Realized and unrealized gains and losses are included in ‘trading gains, net’ in the condensed consolidated income statements.

Information on Level 3 Financial Assets and Liabilities
The Company’s financial assets at fair value classified in level 3 of the fair value hierarchy as of December 31, 2015 and September 30, 2015 are summarized below:

(in millions)	December 31, 2015	September 30, 2015
Total level 3 assets	$3.5	$3.7
Level 3 assets for which the Company bears economic exposure	$3.5	$3.7
Total assets	$5,217.3	$5,070.0
Total financial assets at fair value	$3,174.9	$2,910.4
Total level 3 assets as a percentage of total assets	0.1%	0.1%
Level 3 assets for which the Company bears economic exposure as a percentage of total assets	0.1%	0.1%
Total level 3 assets as a percentage of total financial assets at fair value	0.1%	0.1%
The following tables set forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the three months ended December 31, 2015 and 2014, including a summary of unrealized gains (losses) during the respective periods on the Company’s level 3 financial assets and liabilities still held as of December 31, 2015.

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended December 31, 2015
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.5	$—	$(0.2)	$—	$—	$—	$0.3
Corporate and municipal bonds	3.2	—	—	—	—	—	3.2
	$3.7	$—	$(0.2)	$—	$—	$—	$3.5
Liabilities:
Contingent liabilities	$3.3	$—	$0.2	$—	$—	$—	$3.5

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended December 31, 2014
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.7	$—	$(0.1)	$—	$—	$—	$0.6
Corporate and municipal bonds	3.6	—	(0.1)	—	—	—	3.5
	$4.3	$—	$(0.2)	$—	$—	$—	$4.1
Liabilities:
Contingent liabilities	$5.5	$—	$0.1	$—	$(3.4)	$—	$2.2
In accordance with the Fair Value Measurements Topic of the ASC, the Company has estimated on a recurring basis each period the fair value of debentures issued by a single asset owning company of Suriwongse Hotel located in Chiang Mai, Thailand. As of December 31, 2015, the Company’s investment in the hotel is $3.2 million, and included within the corporate and municipal bonds classification in the level 3 financial assets and financial liabilities tables. The Company has classified its investment in the hotel within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. These cash flows are discounted employing present value techniques. The Company estimates the fair value of its investment in these debentures by using a management-developed forecast, which is based on the income approach. There has been no significant change in the fair value of the debentures, and no additional loss has been recognized during the three months ended December 31, 2015 and 2014.
The Company is required to make additional future cash payments based on certain financial performance measures of its acquired businesses. The Company is required to remeasure the fair value of the cash earnout arrangements on a recurring basis in accordance with the guidance in the Business Combinations Topic of the ASC. The Company has classified its liabilities for the contingent earnout arrangements within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. The estimated fair value of the contingent purchase consideration is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted employing present value techniques in arriving at fair value. The discount rate was developed using market participant company data and there have been no significant changes in the discount rate environment. From the dates of acquisition to December 31, 2015, certain acquisitions have had changes in the estimates of undiscounted cash flows, based on actual performances fluctuating from estimates. The fair value of the contingent consideration increased $0.2 million and $0.1 million during the three months ended December 31, 2015 and 2014, respectively, with the corresponding amount classified as ‘other expense’ in the condensed consolidated income statements.
The Company reports transfers in and out of levels 1, 2 and 3, as applicable, using the fair value of the securities as of the beginning of the reporting period in which the transfer occurred. The Company did not have any transfers between level 1 and level 2 fair value measurements during the three months ended December 31, 2015 and 2014.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of December 31, 2015 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to December 31, 2015. The total of $681.9 million as of December 31, 2015 includes $117.4 million for derivative contracts, which represents a liability to the Company based on their fair values as of December 31, 2015.
Derivatives
The Company utilizes derivative products in its trading capacity as a dealer in order to satisfy client needs and mitigate risk. The Company manages risks from both derivatives and non-derivative cash instruments on a consolidated basis. The risks of derivatives should not be viewed in isolation, but in aggregate with the Company’s other trading activities. The majority of the Company’s derivative positions are included in the condensed consolidated balance sheets in ‘deposits and receivables from exchange-clearing organizations’, ‘financial instruments owned and sold, not yet purchased, at fair value’ and payables to broker-dealers, clearing organizations and counterparties’.
The Company employs an interest rate risk management strategy that uses derivative financial instruments in the form of interest rate swaps to manage a portion of the aggregate interest rate position. The Company’s objective is to invest the majority of customer segregated deposits in high quality, short-term investments and swap the resulting variable interest earnings into the medium-term interest stream. The risk mitigation of these interest rate swaps is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC, and as a result they are recorded at fair value, with changes in the marked-to-market valuation of the financial instruments recorded within 'trading gains, net' in the consolidated income statements. At December 31, 2015, the Company had $375.0 million in notional principal of interest rate swaps outstanding with a weighted-average life of 24 months.

Listed below are the fair values of the Company’s derivative assets and liabilities as of December 31, 2015 and September 30, 2015. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	December 31, 2015		September 30, 2015
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$2,351.5	$2,299.7	$3,443.6	$3,313.8
OTC commodity derivatives	1,340.7	1,521.7	1,621.2	1,650.7
Exchange-traded foreign exchange derivatives	21.8	17.5	27.8	20.6
OTC foreign exchange derivatives	648.8	650.2	892.2	865.4
Exchange-traded interest rate derivatives	64.6	73.6	126.8	136.0
Equity index derivatives	19.5	20.1	22.8	21.0
TBA and forward settling securities	2.9	1.4	1.2	2.6
Gross fair value of derivative contracts	4,449.8	4,584.2	6,135.6	6,010.1
Impact of netting and collateral	(4,418.7)	(4,466.5)	(6,081.7)	(5,954.4)
Total fair value included in ‘Deposits and receivables from exchange-clearing organizations’	$(5.2)		$76.2
Total fair value included in ‘Deposits and receivables from broker-dealers, clearing organizations and counterparties’	$(41.5)		$(52.9)
Total fair value included in ‘Financial instruments owned, at fair value’	$77.8		$30.6
Total fair value included in ‘Payables to broker-dealers, clearing organizations and counterparties		$0.3		$1.6
Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$117.4		$54.1

(1)	As of December 31, 2015 and September 30, 2015, the Company’s derivative contract volume for open positions were approximately 3.3 million and 4.1 million contracts, respectively.
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
The Company has derivative instruments, which consist of mortgage-backed “to be announced” (TBA) securities and forward settling transactions, that are used to manage risk exposures in the newly acquired subsidiary’s trading inventory. The fair value on these transactions are recorded in receivables or payables to broker-dealers, clearing organizations and counterparties. Realized and unrealized gains and losses on securities and derivative transactions are reflected in ‘trading gains, net’.

The Company enters into TBA securities transactions for the sole purpose of managing risk associated with the purchase of mortgage pass-through securities. TBA securities are included within payables to broker-dealers, clearing organizations and counterparties. Forward settling securities represent non-regular way securities and are included in financial instruments owned and sold. As of December 31, 2015 and September 30, 2015, these transactions are summarized as follows:

	December 31, 2015		September 30, 2015
(in millions)	Gain / (Loss)	Notional Amounts	Gain / (Loss)	Notional Amounts
Unrealized gain on TBA securities purchased within receivables from and payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$0.1	$154.9	$0.6	$194.6
Unrealized loss on TBA securities purchased within receivables from and payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$(1.1)	$500.4	$(0.2)	$163.7
Unrealized gain on TBA securities sold within receivables from and payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$2.7	$(1,052.5)	$0.4	$(314.1)
Unrealized loss on TBA securities sold within receivables from and payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$(0.1)	$(148.3)	$(2.0)	$(563.8)
Unrealized gain on forward settling securities purchased within receivables from and payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$0.1	$85.9	$0.1	$163.4
Unrealized gain on forward settling securities sold within receivables from and payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$(0.3)	$(194.9)	$(0.4)	$(286.3)
(1) The notional amounts of these instruments reflect the extent of the Company's involvement in TBA securities and do not represent risk of loss due to counterparty non-performance.
The following table sets forth the Company’s gains (losses) related to derivative financial instruments for the three months ended December 31, 2015 and 2014, in accordance with the Derivatives and Hedging Topic of the ASC. The gains set forth below are included in ‘trading gains, net’ in the condensed consolidated income statements.

	Three Months Ended December 31,
(in millions)	2015	2014
Commodities	$20.0	$25.2
Foreign exchange	1.8	2.2
Interest rate	(1.9)	—
TBA and forward settling securities	0.7	—
Net gains from derivative contracts	$20.6	$27.4
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
The Company is a party to financial instruments in the normal course of its business through customer and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held as of December 31, 2015 and September 30, 2015 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting or customer agreements which reduce the exposure to the Company.
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
Note 5 – Receivables From Customers, Net and Notes Receivable, Net
The allowance for doubtful accounts related to receivables from customers was $12.0 million as of December 31, 2015 and $10.2 million as of September 30, 2015. The allowance for doubtful accounts related to notes receivable was $1.0 million as of December 31, 2015 and September 30, 2015.
During the three months ended December 31, 2015, the Company recorded bad debt expense of $2.0 million, including provision increases of $1.9 million and direct write-offs of $0.1 million. The provision for bad debts is primarily related to $1.7 million of customer deficits in the Company’s Commercial Hedging segment.
The Company originates short-term notes receivable from customers with the outstanding balances typically being insured 90% to 98% by a third party, including accrued interest, subject to applicable deductible amounts. The total balance outstanding under insured notes receivable was $29.2 million and $41.4 million as of December 31, 2015 and September 30, 2015, respectively. The Company has sold $25.2 million and $30.7 million of the insured portion of the notes through non-recourse participation agreements with other third parties as of December 31, 2015 and September 30, 2015, respectively. The Company is actively seeking to exit this activity during the current fiscal year, and believes the exit will have a minimal impact on the Company.
See discussion of notes receivable related to commodity repurchase agreements in Note 10.
Note 6 – Physical Commodities Inventory
The carrying values of the Company’s inventory, which consist of all finished commodities inventory, are $47.9 million and $32.8 million as of December 31, 2015 and September 30, 2015, respectively.
As a result of the declining market prices of certain commodities, the Company has recorded lower of cost or market (“LCM”) adjustments for physical commodities inventory of $0.5 million and $0.3 million as of December 31, 2015 and September 30, 2015, respectively. The adjustments are included in ‘cost of sales of physical commodities’ in the condensed consolidated income statements.
Note 7 – Goodwill
The carrying value of goodwill is allocated to the Company’s operating segments as follows:

(in millions)	December 31, 2015	September 30, 2015
Commercial Hedging	$30.7	$30.7
Global Payments	6.3	6.3
Physical Commodities	2.4	2.4
Securities	8.1	8.1
Goodwill	$47.5	$47.5

Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows:

	December 31, 2015			September 30, 2015
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Trade name	$1.1	$(0.1)	$1.0	$—	$—	$—
Software programs/platforms	2.7	(2.3)	0.4	2.7	(2.3)	0.4
Customer base	14.0	(5.2)	8.8	14.0	(4.9)	9.1
	17.8	(7.6)	10.2	16.7	(7.2)	9.5
Intangible assets not subject to amortization
Trade name	—	—	—	1.1	—	1.1
Total intangible assets	$17.8	$(7.6)	$10.2	$17.8	$(7.2)	$10.6
During the three months ended December 31, 2015, as part of the periodic assessment of useful lives of the intangible assets, the Company determined the indefinite-lived trade names, related to the Risk Management Incorporated and RMI Consulting, Inc. (the “RMI Companies”) acquisitions, were no longer considered to be indefinite. The Company is intending to phase out the use of those trade names in the future. The value of the RMI Companies’ trade names of $1.1 million was recorded in the CR&M segment.
The RMI Companies’ trade names were determined to have a remaining finite useful life of approximately two years. The trade names were not deemed to be impaired, however, the value of the trade names will be transferred from the indefinite-lived category to intangible assets subject to amortization and will be amortized over the estimated two year useful life. The Company recorded amortization for the trade names of $0.1 million, within 'depreciation and amortization' on the condensed consolidated income statement, during the three months ended December 31, 2015.
Amortization expense related to intangible assets was $0.4 million for the three months ended December 31, 2015 and 2014, respectively.
As of December 31, 2015, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2016 (remaining nine months)	$1.2
Fiscal 2017	1.6
Fiscal 2018	1.0
Fiscal 2019	1.0
Fiscal 2020 and thereafter	5.4
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

•
$75.0 million facility available to the Company’s wholly owned subsidiary, INTL FCStone Financial Inc., for short-term funding of margin to commodity exchanges. The facility is subject to annual review and guaranteed by INTL FCStone Inc.

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

The Company also has a secured, uncommitted loan facility, under which the Company’s wholly owned subsidiary, INTL FCStone Financial Inc. may borrow up to $50.0 million, collateralized by commodity warehouse receipts, to facilitate U.S. commodity exchange deliveries of its customers, subject to certain terms and conditions of the credit agreement.
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
The following table sets forth a listing of credit facilities, the committed amounts as of December 31, 2015 on the facilities, and outstanding borrowings on the facilities as well as indebtedness on a promissory note and on senior notes as of December 31, 2015 and September 30, 2015:

(in millions)
Credit Facilities				Amounts Outstanding
Borrower	Security	Renewal / Expiration Date	Total Commitment	December 31, 2015	September 30, 2015
INTL FCStone Inc.	Pledged shares of certain subsidiaries	September 20, 2016	$140.0	$100.0	$28.0
INTL FCStone Financial Inc.	None	April 7, 2016	75.0	15.0	—
INTL FCStone Financial Inc.	Commodity warehouse receipts	n/a	—	—	—
FCStone Merchants	Certain commodities assets	May 1, 2016	40.0	22.5	10.0
INTL FCStone Ltd	None	October 31, 2016	25.0	—	—
			$280.0	137.5	38.0
Note Payable to Bank
Monthly installments, due March 2020 and secured by certain equipment				3.4	3.6
Senior Unsecured Notes
8.50% senior notes, due July 30, 2020				45.5	45.5
Total indebtedness				$186.4	$87.1
As reflected above, the Company’s committed credit facilities are scheduled to expire within twelve months of this filing. The Company intends to renew or replace these facilities as they expire, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with these covenants could result in the debt becoming payable on demand. As of December 31, 2015, the Company was in compliance with all of its financial covenants under its credit facilities.

Note 10 – Commodity and Other Repurchase Agreements and Collateralized Transactions
The Company’s outstanding notes receivable in connection with sale/repurchase agreements, under which customers sell certain commodity inventory and agree to repurchase the commodity inventory at a future date at either a fixed or floating rate, as of December 31, 2015 and September 30, 2015 were $48.6 million and $26.7 million, respectively.
The obligations outstanding related to commodities sold under repurchase agreements that are recorded in ‘lenders under loans’ as of December 31, 2015 and September 30, 2015 were $22.5 million and $10.0 million, respectively.
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
The Company pledges financial instruments owned to collateralize repurchase agreements. At December 31, 2015, on a settlement date basis, financial instruments owned of $293.0 million were pledged as collateral under repurchase agreements. The counterparty has the right to repledge the collateral in connection with these transactions. These financial instruments owned have been pledged as collateral and have been parenthetically disclosed on the condensed consolidated balance sheet.
In addition, as of December 31, 2015, the Company pledged settlement date financial instruments owned of $946.6 million and securities received under reverse repurchase agreements of $85.0 million to cover collateral for tri-party repurchase agreements. For these securities, the counterparty does not have the right to sell or repledge the collateral.
At December 31, 2015, the Company has accepted collateral that it is permitted by contract or custom to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements. The fair value of such collateral at December 31, 2015, was approximately $493.9 million of which $407.4 million was used to cover securities sold short which are recorded in financial instruments sold, not yet purchased on the condensed consolidated balance sheet. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased and to obtain financing in the form of repurchase agreements. At December 31, 2015, substantially all of the above collateral had been delivered against financial instruments sold, not yet purchased or repledged by the Company to obtain financing.
Note 11 – Commitments and Contingencies
Legal Proceedings
From time to time and in the ordinary course of business, the Company is involved in various legal actions and proceedings, including tort claims, contractual disputes, employment matters, workers’ compensation claims and collections. The Company carries insurance that provides protection against certain types of claims, up to the policy limits of the insurance.
As of December 31, 2015 and September 30, 2015, the condensed consolidated balance sheets include loss contingency accruals recorded prior to these periods then ended, which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, is not likely to be material to the Company’s earnings, financial position or liquidity.
There have been no material changes to the Legal Proceedings disclosed in Note 11 - Commitments and Contingencies to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
Contractual Commitments
Contingent Liabilities - Acquisitions
Under the terms of the purchase agreements related to the acquisitions listed below, the Company has obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The contingent liability for these estimated additional purchase price considerations of $3.5 million and $3.3 million are included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets as of December 31, 2015 and September 30, 2015. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings. The change in fair value during the three months ended December 31, 2015 and 2014 were increases of $0.2 million and $0.1 million, respectively, and are included in ‘other’ in the condensed consolidated income statements.
The Company has a contingent liability relating to the December 2012 acquisition of the accounts of Tradewire Securities, LLC, which may result in the payment of additional purchase price consideration. The present value of the estimated total purchase price, including contingent consideration, is $4.4 million as of December 31, 2015, of which $2.4 million remains outstanding and is included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheet.
The Company has a contingent liability relating to the January 2015 acquisition of G.X. Clarke, which may result in the payment of additional purchase price consideration. The contingent consideration, which in no event shall exceed $1.5 million, is expected to be paid in two payments. The present value of the estimated total purchase price, including contingent consideration, is $28.5 million as of December 31, 2015, of which $1.1 million remains outstanding and is included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheet.
Self-Insurance
The Company self-insures its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. As of December 31, 2015, the Company had $0.7 million accrued for self-insured medical and dental claims included in ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.
Note 12 – Capital and Other Regulatory Requirements
The Company’s activities are subject to significant governmental regulation, both in the United States and overseas. The subsidiaries of the Company were in compliance with all of their regulatory requirements as of December 31, 2015, as follows:

(in millions)			As of December 31, 2015
Subsidiary	Regulatory Authority	Requirement Type	Actual	Minimum Requirement
INTL FCStone Financial Inc.	SEC and CFTC	Net capital	$121.2	$67.6
INTL FCStone Financial Inc.	CFTC	Segregated funds	$1,962.2	$1,913.1
INTL FCStone Financial Inc.	CFTC	Secured funds	$107.5	$89.0
INTL FCStone Ltd(1)	FCA (United Kingdom)	Net capital	$134.1	$64.9
INTL FCStone Ltd	FCA (United Kingdom)	Segregated funds	$149.9	$149.9
INTL Netherlands BV(1)	FCA (United Kingdom)	Net capital	$133.3	$65.0
INTL FCStone Pty Ltd.	New Zealand Clearing Ltd	Capital adequacy	$11.8	$3.4
INTL FCStone DTVM Ltda.	Brazilian Central Bank and Securities and Exchange Commission of Brazil	Capital adequacy	$2.0	$0.4
INTL Gainvest S.A.	Comision Nacional de Valores	Capital adequacy	$6.0	$0.1
INTL Gainvest S.A.	Comision Nacional de Valores	Net capital	$1.8	$0.1
INTL CIBSA S.A.	Comision Nacional de Valores	Capital adequacy	$5.2	$1.3
INTL CIBSA S.A.	Comision Nacional de Valores	Net capital	$10.6	$0.7
(1) INTL Netherlands BV is a holding company that includes the ownership equity of INTL FCStone Ltd. The associated net capital amounts and minimum requirements should not be considered in aggregate.
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of December 31, 2015, these subsidiaries were in compliance with their local capital adequacy requirements.

Note 13 – Other Expenses
Other expenses for the three months ended December 31, 2015 and 2014 consisted of the following:

	Three Months Ended December 31,
(in millions)	2015	2014
Contingent consideration, net	$0.2	$0.1
Insurance	0.4	0.5
Advertising, meetings and conferences	0.7	0.6
Non-trading hardware and software maintenance and software licensing	1.5	1.2
Office supplies and printing	0.3	0.3
Other clearing related expenses	0.2	0.4
Other non-income taxes	1.0	1.0
Other	2.0	1.3
Total other expenses	$6.3	$5.4
Note 14 – Accumulated Other Comprehensive Income (Loss)
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net income. Other comprehensive income (loss) includes net actuarial losses from defined benefit pension plans, unrealized gains on available-for-sale securities, and gains and losses on foreign currency translations.
The following table summarizes the changes in accumulated other comprehensive income (loss) for the three months ended December 31, 2015.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Unrealized Gain or Loss on Available-for-Sale Securities	Accumulated Other Comprehensive Loss
Balances as of September 30, 2015	$(12.7)	$(4.8)	$—	$(17.5)
Other comprehensive income (loss), net of tax before reclassifications	(5.6)	(0.2)	—	(5.8)
Amounts reclassified from AOCI, net of tax	—	0.4	—	0.4
Net current period other comprehensive income (loss), net of tax	(5.6)	0.2	—	(5.4)
Balances as of December 31, 2015	$(18.3)	$(4.6)	$—	$(22.9)

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
The valuation allowance for deferred tax assets as of December 31, 2015 and September 30, 2015 was $3.2 million. The valuation allowances as of December 31, 2015 and September 30, 2015 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company incurred U.S. federal, state, and local taxable income (losses) for the fiscal years ended September 30, 2015, 2014, and 2013 of $17.7 million, $(18.4) million, and $(24.5) million, respectively. There are no significant differences between actual levels of past taxable income and the results of operations, before income taxes in these jurisdictions. When evaluating if U.S. federal, state, and local deferred tax assets are realizable, the Company considered deferred tax liabilities of $2.4 million that are scheduled to reverse from 2016 to 2019 and $1.0 million of deferred tax liabilities associated with unrealized gains in securities which the Company could sell, if necessary. Furthermore, the Company considered its ability to implement business and tax planning strategies that would allow the remaining U.S. federal, state, and local deferred tax assets, net of valuation allowances, to be realized within approximately 11 years. Based on the tax planning strategies that are prudent and feasible, management believes that it is more likely than not that the Company will realize the tax benefit of the deferred tax assets, net of the existing valuation allowance, in the future. However, the realization of deferred income taxes is dependent on future events, and changes in estimate in future periods could result in adjustments to the valuation allowance.
The income tax expense from continuing operations of $3.3 million and $4.2 million for the three months ended December 31, 2015 and 2014, respectively, reflect estimated federal, foreign and state taxes.
For the three months ended December 31, 2015, the Company’s effective tax rate was 27% compared to 31% for the three months ended December 31, 2014. The effective tax rate is lower due to income mix in foreign jurisdictions.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company has open tax years ranging from September 30, 2008 through September 30, 2015 with U.S. federal and state and local taxing authorities. In the U.K., the Company has open tax years ending September 30, 2014 to September 30, 2015. In Brazil, the Company has open tax years ranging from December 31, 2010 through December 31, 2015. In Argentina, the Company has open tax years ranging from December 31, 2008 to September 30, 2015. The Company’s U.S. net operating loss carry back claim is being reviewed by the Joint Committee of Taxation. The Company expects to receive a full refund.
Note 16 – Acquisitions
G.X. Clarke & Co.
In January 2015, the Company acquired G.X. Clarke & Co., an SEC registered institutional dealer in fixed income securities. G.X. Clarke is based in New Jersey, transacts in U.S. treasuries, federal agency and mortgage-backed securities, and is a FINRA member with an institutional client base consisting of asset managers, commercial bank trust and investment departments, broker-dealers, and insurance companies.
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

Proforma Results of Operations:	Three Months Ended December 31, 2014
(in millions, except per share amounts)	INTL FCStone Inc.	G.X. Clarke & Co.	Combined
Operating revenues	$137.5	8.7	$146.2
Net income	$9.4	0.7	$10.1
Basic earnings per share	$0.50	0.04	$0.54
Diluted earnings per share	$0.49	0.04	$0.53
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
The total revenues reported combine gross revenues for the physical commodities business and net revenues for all other businesses. In order to reflect the way that the Company’s management views the results, the table below also reflects the segment contribution to ‘operating revenues’, which is shown on the face of the condensed consolidated income statements and which is calculated by deducting physical commodities cost of sales from total revenues.
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

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended December 31,
(in millions)	2015	2014
Total revenues:
Commercial Hedging	$55.4	$68.4
Global Payments	18.3	15.2
Securities	48.8	17.2
Physical Commodities	3,254.5	13,496.7
Clearing and Execution Services	29.8	31.2
Corporate unallocated	(6.9)	(1.0)
Total	$3,399.9	$13,627.7
Operating revenues (loss):
Commercial Hedging	$55.4	$68.4
Global Payments	18.3	15.2
Securities	48.8	17.2
Physical Commodities	5.9	6.5
Clearing and Execution Services	29.8	31.2
Corporate unallocated	(6.9)	(1.0)
Total	$151.3	$137.5
Net operating revenues (loss):
Commercial Hedging	$44.3	$57.0
Global Payments	16.3	13.5
Securities	36.0	10.0
Physical Commodities	4.7	5.6
Clearing and Execution Services	10.4	9.5
Corporate unallocated	(9.0)	(2.4)
Total	$102.7	$93.2
Net contribution:
(Revenues less cost of sales, transaction-based clearing expenses, variable bonus compensation, introducing broker commissions and interest expense)
Commercial Hedging	$31.7	$40.6
Global Payments	13.0	10.8
Securities	29.5	6.6
Physical Commodities	3.4	4.4
Clearing and Execution Services	7.9	7.5
Total	$85.5	$69.9
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial Hedging	$15.0	$24.9
Global Payments	10.0	8.2
Securities	21.9	1.7
Physical Commodities	1.0	2.5
Clearing and Execution Services	3.5	3.6
Total	$51.4	$40.9
Reconciliation of segment income to income before tax:
Segment income	$51.4	$40.9
Net costs not allocated to operating segments	39.3	27.3
Income before tax	$12.1	$13.6

(in millions)	As of December 31, 2015	As of September 30, 2015
Total assets:
Commercial Hedging	$1,512.4	$1,548.1
Global Payments	120.5	207.3
Securities	1,949.1	1,861.0
Physical Commodities	289.0	190.9
Clearing and Execution Services	1,254.4	1,163.8
Corporate unallocated	91.9	98.9
Total	$5,217.3	$5,070.0

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
Executive Summary
We achieved 10% operating revenues growth in the first quarter of 2016, led by record operating revenues in our Securities segment, growing 184% compared to the prior year. In addition, Global Payments operating revenues increased 20%with the number of payments growing 39% over the prior year period. Our Commercial Hedging and CES segments experienced customer volume growth versus the prior year, however lower average rates per contract resulted in 19% and 4% declines in operating revenues in these segments, respectively. In addition, Physical Commodity operating revenues declined 9% as a result of lower activity in our Physical Agricultural and Energy business.
Interest income on customer deposits remains constrained by historically low short term interest rates, however, interest income in our Commercial Hedging and CES segments increased $0.2 million over the prior year period as a result of the continued implementation of our interest rate management program, despite a 12% decline in average customers segregated equity. As discussed further in the Operating Revenues section of the Results of Operations, we recorded a $6.7 million pre-tax unrealized loss on the marked-to-market fluctuations on investments held by the Company as part of the interest rate management program. These unrealized fluctuations are reported in the Corporate Unallocated segment of our segmental results and are not allocated to the Commercial Hedging or CES segments. Overall interest income increased to $8.7 million, primarily from our acquisition of G.X. Clarke & Co. (“G.X. Clarke”), an institutional fixed income dealer, on January 1, 2015, which added $8.0 million in interest income in the first quarter of 2016.
The strong growth in our Securities segment operating revenues was as a result of a $26.3 million increase in debt trading revenues as a result of the acquisition of G.X. Clarke, which added an incremental $12.8 million in operating revenues in the first quarter as well as a $11.9 million increase in operating revenues in our Argentina operations following the devaluation of the Argentine Peso. Operating revenues in our Global Payments increased 20% on strong volumes, however this was partially tempered by a 13% decline in the average revenue per payment due to increased volumes from our commercial banking customers.
The decline our core Commercial Hedging operating revenues, despite an increase in customer volumes, was primarily the result of a 42% decline in the average rate per contract earned in OTC transactions as we experienced lower spreads across virtually all commodity sectors in the first quarter of 2016 as compared to the prior year.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 57% of total expenses in the first quarter of 2016 compared to 59% in the prior year, while non-variable expenses increased by 15% between the two periods, primarily as a result of the acquisition of G.X. Clarke as well as a $2.0 million increase in bad debts and impairments. Overall, net income from continuing operations declined 6% to $8.8 million in the first quarter as compared to the prior year.
Selected Summary Financial Information
Results of Operations
Set forth below is a discussion of the results of our operations, as viewed by management, for the three months ended December 31, 2015 and 2014.
Financial Information (Unaudited)

	Three Months Ended December 31,
(in millions)	2015	% Change	2014
Operating revenues	$151.3	10%	$137.5
Transaction-based clearing expenses	29.8	1%	29.4
Introducing broker commissions	12.8	5%	12.2
Interest expense	6.0	122%	2.7
Net operating revenues	102.7	10%	93.2
Compensation and other expenses	90.6	14%	79.6
Income before tax	12.1	(11)%	13.6
Income tax expense	3.3	(21)%	4.2
Net income	$8.8	(6)%	$9.4

Balance Sheet information:	December 31, 2015	% Change	December 31, 2014
Total assets	$5,217.3	67%	$3,127.2
Payables to lenders under loans	$140.9	78%	$79.0
Senior unsecured notes	$45.5	—%	$45.5
Stockholders’ equity	$403.7	14%	$355.0

The selected data table below reflects key operating metrics used by management in evaluating our product lines, for the periods indicated:

	Three Months Ended December 31,
	2015	% Change	2014
Volumes and Other Data:
Exchange-traded volume (contracts, 000’s)	24,225.1	(4)%	25,176.4
OTC volume (contracts, 000’s)	314.7	8%	290.2
Global payments (# of payments, 000’s)	95.6	39%	68.7
Gold equivalent ounces traded (000’s)	23,519.8	(30)%	33,420.3
Equity market-making (gross dollar volume, millions)	$24,298.7	1%	$24,134.0
Foreign exchange prime brokerage volume (U.S. notional, millions)	$124,551.6	7%	$115,901.7
Average assets under management (U.S. dollar, millions)	$648.5	8%	$598.6
Average customer segregated equity (millions)	$1,824.9	(12)%	$2,064.1
Operating Revenues
Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014
Our operating revenues for the first quarter and the prior year were $151.3 million and $137.5 million, respectively. Operating revenues for the first quarter were hindered by a $6.7 million before tax unrealized loss on interest rate swaps and U.S. Treasury notes related to our on-going interest rate management program. Under this program, on a quarterly basis, we evaluate our overall level of short term investable balances, net of our variable rate debt, and either invest a portion of these investable balances in medium term U.S. Treasury notes or enter into interest rate swaps intended to swap out short term variable interest earnings into a medium-term interest stream. Under this program, we don’t actively trade in such instruments and intend to hold these investment to their maturity date, however in accordance with accounting requirements for broker-dealers, unrealized fluctuations in the marked-to-market valuations of these investments are included in operating revenues in the current period.
Operating revenue growth in the first quarter was driven by strong growth in our Securities segment which increased $31.6 million compared to the prior year, as well as a $3.1 million or 20% increase in Global Payments operating revenues. This growth was tempered by a $13.0 million decline in our Commercial Hedging segment as well as $1.4 million and $0.6 million decreases in our CES and Physical Commodities segments, respectively.
Operating revenues in our Commercial Hedging segment decreased 19% in the first quarter to $55.4 million, as OTC revenues decreased $11.2 million to $18.7 million and exchange-traded revenues decreased $1.2 million to $31.6 million in the first quarter. Customer volumes in our exchange-traded business increased 9%, however a reduction of volume from introducing brokers and a narrowing of spreads on the LME, drove a 4% decline in exchange-traded operating revenues. OTC revenues decreased as a result of a narrowing of spreads as a result of difficult conditions in the global agricultural and energy markets, despite an 8% increase in customer volumes.
Operating revenues in our Securities segment increased 184% in the first quarter to $48.8 million, primarily as a result of a $26.3 million increase in our Debt Trading product line, while Asset Management and Equity market-making added $3.5 million and $2.3 million, respectively. The increase in Debt Trading operating revenues were primarily related to the incremental revenues from the acquisition of G.X. Clarke in the second quarter of fiscal 2015, as well as the strong performance in Argentina related to the devaluation of the Argentine Peso.
Operating revenues in our Global Payments segment increased 20% in the first quarter to $18.3 million compared to the prior year, driven by a 39% increase in the number of global payments made, however spreads have narrowed in this business due to a continuing increase in lower dollar value per payment transaction volume from financial institutions.
Physical Commodity segment operating revenues decreased $0.6 million compared to the prior year period, as a $1.0 million increase in Precious metals operating revenues were more than offset by a $1.6 million decline in the Physical Agricultural & Energy commodity product line.
Operating revenues in our CES segment decreased 4% in the first quarter to $29.8 million. Exchange-traded commission and clearing fee revenues decreased $2.0 million as a result of a 7% decline in exchange-traded volumes, partially offset by a $0.6 million increase in operating revenues in our customer prime brokerage product line driven by improved market volatility in foreign exchange markets.

Overall, interest income increased $5.6 million to $8.7 million in the first quarter, significantly impacted by the acquisition of G.X. Clarke which added $8.0 million in interest income during the first quarter. The continued implementation of our interest rate management program and an increase in interest income in our precious metals business also contributed to the increase in interest income, but this was tempered by the marked-to-market effect of the investments in our interest rate management program as discussed above.
See Segment Information below for additional information on activity in each of the segments.
Interest and Transactional Expenses
Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014
Transaction-based clearing expenses: Transaction-based clearing expenses increased 1% to $29.8 million in the first quarter compared to $29.4 million in the prior year, and were 20% of operating revenues in the first quarter compared to 21% in the prior year.
Introducing broker commissions: Introducing broker commissions increased 5% to $12.8 million in the first quarter compared to $12.2 million in the prior year, and were 8% of operating revenues in the first quarter compared to 9% in the prior year. The increase in expense is primarily due to increased activity in our Debt Trading component in Argentina, partially offset by lower expense in our Clearing and Execution and Financial Ag’s & Energy components.
Interest expense: Interest expense increased 122% to $6.0 million in the first quarter compared to $2.7 million in the prior year. The increase in interest expense is primarily related to $2.7 million of incremental expense from the acquisition of G.X. Clarke. Additionally, higher average borrowings outstanding on the credit facility available for working capital needs resulted in increased expense.
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
Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014
Net operating revenues increased $9.5 million, or 10%, to $102.7 million in the first quarter compared to $93.2 million in the prior year.
Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Three Months Ended December 31,
(in millions)	2015	% Change	2014
Compensation and benefits:
Fixed compensation and benefits	$29.9	12%	$26.8
Variable compensation and benefits	33.2	12%	29.6
	63.1	12%	56.4
Other non-compensation expenses:
Communication and data services	7.9	18%	6.7
Occupancy and equipment rental	3.3	6%	3.1
Professional fees	2.9	(12)%	3.3
Travel and business development	3.2	14%	2.8
Depreciation and amortization	1.9	—%	1.9
Bad debts and impairments	2.0	n/m	—
Other expense	6.3	17%	5.4
	27.5	19%	23.2
Total compensation and other expenses	$90.6	14%	$79.6

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014
Compensation and Other Expenses: Compensation and other expenses increased $11.0 million, or 14%, to $90.6 million in the first quarter compared to $79.6 million in the prior year.
Compensation and Benefits: Total compensation and benefits expense increased 12% to $63.1 million in the first quarter compared to $56.4 million in the prior year. Total compensation and benefits were 42% of operating revenues in the first quarter compared to 41% in the prior year. The variable portion of compensation and benefits increased by 12% to $33.2 million in the first quarter compared to $29.6 million in the prior year. Variable compensation and benefits were 32% of net operating revenues in the first quarter compared to 32% in the prior year. Administrative, centralized operations and executive incentive compensation was 7.0 million in the first quarter compared to 3.9 million in the prior year, primarily related to incremental expense from the acquisition of G.X. Clarke in January 2015 and higher management incentive earned in Argentina based on the improved financial performance.
The fixed portion of compensation and benefits increased 12% to $29.9 million in the first quarter compared to $26.8 million in the prior year. Non-variable salaries increased $2.6 million, or 13%, primarily due to incremental costs from the acquisition of G.X. Clarke and additional headcount related to an expansion in our information technology department. Employee benefits, excluding share-based compensation, increased $0.9 million in the first quarter, primarily due to higher employer health care costs. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $0.8 million in the first quarter compared with $0.9 million in the prior year. The number of employees increased 3% to 1,273 at the end of the first quarter compared to 1,231 at the beginning of the first quarter. The number of employees at the end of the prior year was 1,153.
Other Non-Compensation Expenses: Other non-compensation expenses increased 19% to $27.5 million in the first quarter compared to $23.2 million in the prior year. Communication and data services expenses increased $1.2 million, primarily related higher market information costs related to incremental costs from the acquisition of G.X. Clarke. Professional fees decreased $0.4 million, primarily related to a decrease in legal fees.
Bad debts increased $2.0 million over the prior year. During the first quarter, bad debts were $2.0 million, primarily related to $1.7 million of customer deficits in our Commercial Hedging segment. Bad debts in the prior year were minimal. Other expenses increased primarily due to higher employment recruiting fees and staff training costs.
Provision for Taxes: The effective income tax rate was 27% in the first quarter compared to 31% in the prior year. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Our effective income tax rate during both periods, after consideration for discrete items, was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions.
Unallocated Costs and Expenses
The following table is a breakout of our unallocated costs and expenses from the total costs and expenses shown above. The unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities.

	Three Months Ended December 31,
(in millions)	2015	% Change	2014
Compensation and benefits:
Fixed compensation and benefits	$10.1	17%	$8.6
Variable compensation and benefits	6.4	88%	3.4
	16.5	38%	12.0
Other non-compensation expenses:
Communication and data services	1.3	18%	1.1
Occupancy and equipment rental	3.3	6%	3.1
Professional fees	1.7	(26)%	2.3
Travel and business development	0.6	(14)%	0.7
Depreciation and amortization	1.5	(6)%	1.6
Other expense	5.4	23%	4.4
	13.8	5%	13.2
Total compensation and other expenses	$30.3	20%	$25.2

Total unallocated costs and other expenses increased $5.1 million to $30.3 million in the first quarter compared to $25.2 million in the prior year. Compensation and benefits increased $4.5 million, or 38% to $16.5 million in the first quarter compared to $12.0 million in the prior year.
During the first quarter, the increases in fixed and variable compensation and benefits is primarily related to the incremental costs from the acquisition of G.X. Clarke, higher management incentives earned in Argentina and expansion of our information technology department. The decrease in professional fees is primarily due to lower legal costs related to regulatory matters over the prior year. The increase in other expense is primarily related to higher centralized operations costs. Excluding the incremental unallocated costs from the acquisition of G.X. Clarke, total compensation and other expenses increased 13% over the prior year.
Variable vs. Fixed Expenses

	Three Months Ended December 31,
(in millions)	2015	% of Total	2014	% of Total
Variable compensation and benefits	$33.2	25%	$29.6	25%
Transaction-based clearing expenses	29.8	22%	29.4	24%
Introducing broker commissions	12.8	10%	12.2	10%
Total variable expenses	75.8	57%	71.2	59%
Fixed compensation and benefits	29.9	22%	26.8	22%
Other fixed expenses	25.5	19%	23.2	19%
Bad debts and impairments	2.0	2%	—	—%
Total non-variable expenses	57.4	43%	50.0	41%
Total non-interest expenses	$133.2	100%	$121.2	100%
We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible. The table above shows an analysis of our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the three months ended December 31, 2015 and 2014, respectively.
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 57% in the first quarter compared to 59% in the prior year.
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
- Investment Banking
- Asset Management
We report our operating segments based on services provided to customers. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of our resources. Net contribution is calculated as revenue less direct cost of sales, transaction-based clearing expenses, introducing broker commissions, interest expense and variable compensation. Variable compensation paid to risk management consultants and traders generally represents a fixed percentage of an amount equal to revenues generated, and in some cases, revenues produced less transaction-based clearing expense and related charges, base salaries and an overhead allocation.

Segment income is calculated as net contribution less non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational charges, communication and data services, business development, professional fees, bad debt expense, trade errors and direct marketing expenses.
Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended December 31,
(in millions)	2015	% of Operating Revenues	2014	% of Operating Revenues
Operating revenues	$158.2	100%	$138.5	100%
Transaction-based clearing expenses	29.3	19%	29.1	21%
Introducing broker commissions	12.8	8%	12.2	9%
Interest expense	4.4	3%	1.6	1%
Net operating revenues	111.7		95.6
Variable direct compensation and benefits	26.2	17%	25.7	19%
Net contribution	85.5		69.9
Non-variable direct expenses	34.1	22%	29.0	21%
Segment income	$51.4		$40.9

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014
Net contribution for all of our business segments increased 22% to $85.5 million in the first quarter compared to $69.9 million in the prior year. Segment income increased 26% to $51.4 million in the first quarter compared to $40.9 million in the prior year.
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

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014
The following table provides the financial performance for Commercial Hedging for the periods indicated.

	Three Months Ended December 31,
(in millions)	2015	% Change	2014
Trading gains, net	$27.8	(30)%	$39.6
Commission and clearing fees	22.5	(3)%	23.1
Consulting and management fees	3.3	(18)%	4.0
Interest income	1.8	6%	1.7
Operating revenues	55.4	(19)%	68.4
Transaction-based clearing expenses	6.8	3%	6.6
Introducing broker commissions	4.2	(11)%	4.7
Interest expense	0.1	—%	0.1
Net operating revenues	44.3	(22)%	57.0
Variable direct compensation and benefits	12.6	(23)%	16.4
Net contribution	31.7	(22)%	40.6
Non-variable direct expenses	16.7	6%	15.7
Segment income	$15.0	(40)%	$24.9
The following table sets forth transactional revenues and selected data for Commercial Hedging for the periods indicated.

	Exchange-traded			OTC
	Three Months Ended December 31,			Three Months Ended December 31,
	2015	% Change	2014	2015	% Change	2014
Transactional revenues (in millions):
Agricultural	$16.4	—%	$16.4	$9.8	(33)%	$14.6
Energy and renewable fuels	1.4	(18)%	1.7	6.5	(47)%	12.3
LME metals	12.3	(1)%	12.4	—	—	—
Other	1.5	(35)%	2.3	2.4	(20)%	3.0
	$31.6	(4)%	$32.8	$18.7	(37)%	$29.9
Selected data:
Volume (contracts, 000’s)	5,531.1	9%	5,055.4	314.7	8%	290.2
Average rate per contract (1) (2)	$5.61	(12)%	$6.40	$57.25	(42)%	$98.68
Average customer segregated equity (millions)	$880.5	(5)%	$930.2
(1) Give-up fee revenues included in exchange-traded transactional revenues are excluded from the calculation of exchange-traded average rate per contract.
(2) Cash brokerage revenues included in OTC transactional revenues are excluded from the calculation of OTC average rate per contract.
Operating revenues decreased 19% to $55.4 million in the first quarter compared to $68.4 million in the prior year. Exchange-traded revenues decreased 4%, to $31.6 million in the first quarter, despite a 9% increase in exchange-traded customer volumes. This decrease primarily resulted from a decline in the average rate per contract to $5.61, due to the decrease in business from introducing brokers in agricultural commodities as well as a narrowing of spreads in the LME metals business.
OTC revenues decreased 37% to $18.7 million in the first quarter compared to $29.9 million in the prior year, despite OTC volumes increasing 8%, to 314.7 thousand contracts in the first quarter compared to 290.2 thousand in the prior year. OTC volume growth was driven by growth in agricultural commodity volumes, particularly in the commercial grain and food service, as well as in energy, however we experienced lower spreads across virtually all commodity sectors leading to the decline in overall OTC revenues.
Consulting and management fees decreased 18% to $3.3 million in the first quarter versus $4.0 million in the prior year, while interest income, which remains constrained by low short-term interest rate, increased 6%, to $1.8 million in the first quarter compared to $1.7 million in the prior year. The increase in interest income was primarily driven by the continued implementation of our interest rate management program while average customer equity declined 5% versus the prior year.
Segment income decreased 40% to $15.0 million in the first quarter compared to $24.9 million in the prior year, as a result of the decline in operating revenues as well as a $1.7 million increase in bad debt expense, primarily related to customer account deficit in our energy business. Variable expenses, excluding interest, expressed as a percentage of operating revenues were 43% in the first quarter as compared to 40% in the prior year, primarily as a result of an increase in transaction based clearing fees.

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
The following table provides the financial performance and selected data for Global Payments for the periods indicated.

	Three Months Ended December 31,
(in millions)	2015	% Change	2014
Operating revenues	$18.3	20%	$15.2
Transaction-based clearing expenses	1.0	25%	0.8
Introducing broker commissions	1.0	11%	0.9
Interest expense	—	—	—
Net operating revenues	16.3	21%	13.5
Variable direct compensation and benefits	3.3	22%	2.7
Net contribution	13.0	20%	10.8
Non-variable direct expenses	3.0	15%	2.6
Segment income	$10.0	22%	$8.2
Selected data:
Global payments (number of trades, 000’s)	95.6	39%	68.7
Average revenue per trade	$191.42	(13)%	$221.25
Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014
Operating revenues increased 20% to $18.3 million in the first quarter compared to $15.2 million in the prior year. This operating revenue growth was driven by a 39% increase in the volume of payments made. An increase in volumes from financial institutions resulted in a lower average size of payment made, resulting in a 13% decrease in the average revenue per trade.
Segment income increased 22% to $10.0 million in the first quarter compared to $8.2 million in the prior year. This increase primarily resulted from the increase in operating revenues partially offset by a $0.4 million increase in non-variable expenses. Variable expenses, excluding interest, expressed as a percentage of operating revenues unchanged at 29% compared to the prior year.
Securities
We provide value-added solutions that facilitate cross-border trading. We believe our clients value our ability to manage complex transactions, including foreign exchange, utilizing our local understanding of market convention, liquidity and settlement protocols around the world. Our clients include U.S.-based regional and national broker-dealers and institutions investing or executing client transactions in international markets and foreign institutions seeking access to the U.S. securities markets. We are one of the leading market makers in foreign securities, including unlisted ADRs, GDRs and foreign ordinary shares. We make markets in over 1,600 ADRs, GDRs and foreign ordinary shares, of which over 1,300 trade in the OTC market. In addition, we will, on request, make prices in more than 10,000 unlisted foreign securities. We are also a broker-dealer in Argentina, where we are active in providing institutional executions in the local capital markets.
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

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014
The following table provides the financial performance for Securities for the periods indicated.

	Three Months Ended December 31,
(in millions)	2015	% Change	2014
Operating revenues	$48.8	184%	$17.2
Transaction-based clearing expenses	5.9	16%	5.1
Introducing broker commissions	3.6	177%	1.3
Interest expense	3.3	313%	0.8
Net operating revenues	36.0	260%	10.0
Variable direct compensation and benefits	6.5	91%	3.4
Net contribution	29.5	347%	6.6
Non-variable direct expenses	7.6	55%	4.9
Segment income	$21.9	1,188%	$1.7
The following table sets forth operating revenues by product line and selected data for Securities for the periods indicated.

	Three Months Ended December 31,
	2015	% Change	2014
Operating revenues by product line (in millions):
Equity market-making	$14.8	18%	$12.5
Debt trading	25.9	n/m	(0.4)
Investment banking	1.2	(29)%	1.7
Asset management	6.9	103%	3.4
	$48.8	184%	$17.2
Selected data:
Equity market-making (gross dollar volume, millions)	$24,298.7	1%	$24,134.0
Equity revenue per $1,000 traded	$0.61	17%	$0.52
Average assets under management (millions)	$648.5	8%	$598.6
Operating revenues increased 184% to $48.8 million in the first quarter compared to $17.2 million in the prior year.
Operating revenues in Equity market-making increased 18% in the first quarter compared to the prior year, as favorable market conditions drove a 1% increase in the gross dollar volume traded as well as a 17% increase in the average revenue per $1,000 traded.
Operating revenues in Debt Trading increased to $25.9 million in the first quarter compared to $(0.4) million in the prior year. This increase in operating revenues was a result the acquisition of G.X. Clarke, which was effective on January 1, 2015, adding an incremental $12.8 million in operating revenues. In addition, Debt Trading operating revenues in Argentina increased $11.9 million, primarily as the result of the effect of the devaluation of the Argentine Peso. Investment Banking operating revenues decreased 29% in the first quarter compared to the prior year as a result of a decision to wind down the majority of these activities in the three months ended December 31, 2015. Going forward, we will continue to operate the investment banking securitization activities which have historically been engaged in Argentina. Asset management revenues increased 103% in the first quarter to $6.9 million compared to $3.4 in the prior year, primarily as a result of the effect of devaluation of the Argentine Peso. Average assets under management were $648.5 million in the first quarter compared to $598.6 million in the prior year.
Segment income increased 1,188% to $21.9 million in the first quarter compared to $1.7 million in the prior year, primarily as a result of the strong performance in Equity market making and Debt Trading. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 33% in the first quarter compared to 57% in the prior year, as the G.X. Clarke acquisition added significant operating revenues with a relatively low transaction-based clearing expense structure.
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
On April 10, 2015 (the “transfer date”), we transitioned the portion of our precious metals business conducted through our unregulated domestic subsidiary, INTL Commodities Inc., to our United Kingdom based broker-dealer subsidiary, INTL FCStone Ltd. INTL FCStone Ltd is regulated by the Financial Conduct Authority (“FCA”), the regulator of the financial services industry in the United Kingdom. This transfer resulted in a change in the valuation of precious metals inventory held by INTL FCStone Ltd as well as the presentation of INTL FCStone Ltd’s precious metals sales and cost of sales. See Note 1 of the Condensed Consolidated Financial Statements for further information.
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
The following table provides the financial performance for Physical Commodities for the periods indicated.

	Three Months Ended December 31,
(in millions)	2015	% Change	2014
Operating revenues	$5.9	(9)%	$6.5
Transaction-based clearing expenses	0.2	—%	0.2
Introducing broker commissions	0.1	—%	0.1
Interest expense	0.9	50%	0.6
Net operating revenues	4.7	(16)%	5.6
Variable direct compensation and benefits	1.3	8%	1.2
Net contribution	3.4	(23)%	4.4
Non-variable direct expenses	2.4	26%	1.9
Segment income	$1.0	(60)%	$2.5

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014
The following table sets forth operating revenue by product line and selected data for Physical Commodities for the periods indicated.

	Precious Metals			Physical Ag’s & Energy
	Three Months Ended December 31,			Three Months Ended December 31,
	2015	% Change	2014	2015	% Change	2014
Total revenues	$3,168.0	(76)%	$13,436.2	$86.5	43%	$60.5
Cost of sales of physical commodities	3,163.5	(76)%	13,432.7	85.1	48%	57.5
Operating revenues	$4.5	29%	$3.5	$1.4	(53)%	$3.0
Selected data:
Gold equivalent ounces traded (000’s)	23,519.8	(30)%	33,420.3
Average revenue per ounce traded	$0.19	90%	$0.10
Operating revenues for Physical Commodities decreased to $5.9 million in the first quarter compared to $6.5 million in the prior year.
Precious Metals operating revenues increased 29% to $4.5 million in the first quarter compared to $3.5 million in the prior year. The increase in operating revenues was primarily driven by a widening of spreads due to market conditions, partially offset by a 30% decrease in the number of ounces traded.
Operating revenues in Physical Ag’s & Energy decreased 53% to $1.4 million in the first quarter compared to $3.0 million in the prior year. The decrease in operating revenues is primarily due to a decline in commercial commodity-related financing transactions.
Segment income decreased 60% to $1.0 million in the first quarter compared to $2.5 million in the prior year and were primarily a result of the decrease in operating revenues.
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

The following table provides the financial performance and selected data for Clearing and Execution Services for the periods indicated.

	Three Months Ended December 31,
(in millions)	2015	% Change	2014
Trading gains, net	$5.7	10%	$5.2
Commission and clearing fees	22.8	(8)%	24.8
Consulting and management fees	0.4	—%	0.4
Interest income	0.9	13%	0.8
Operating revenues	29.8	(4)%	31.2
Transaction-based clearing expenses	15.4	(6)%	16.4
Introducing broker commissions	3.9	(25)%	5.2
Interest expense	0.1	—%	0.1
Net operating revenues	10.4	9%	9.5
Variable direct compensation and benefits	2.5	25%	2.0
Net contribution	7.9	5%	7.5
Non-variable direct expenses	4.4	13%	3.9
Segment income	$3.5	(3)%	$3.6
Selected data:
Exchange-traded volume (contracts, 000’s)	18,694.0	(7)%	20,121.0
Exchange-traded average rate per contract (1)	$1.14	(3)%	$1.17
Average customer segregated equity (millions)	$944.4	(17)%	$1,133.9
Foreign exchange prime brokerage volume (U.S. notional, millions)	$124,551.6	7%	$115,901.7
(1) Give-up fee revenues included in commission and clearing fees have been excluded from the calculation of exchange-traded average rate per contract.
Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014
Operating revenues decreased 4% to $29.8 million in the first quarter compared to $31.2 million in the prior year.
Commission and clearing fee revenues decreased 8% to $22.8 million in the first quarter, as a result of a 7% decline in exchange-traded volumes and a 3% decline in the average rate per contract compared to the prior-year period. Interest income, which continues to be constrained by the effect of low short term interest rates, was $0.9 million in the first quarter compared to $0.8 million in the prior year. The increase in interest income was primarily the result of the continued implementation of our interest rate management program which more than offset a 17% decrease in the average level of customer segregated equity to $944.4 million compared to the prior year.
Operating revenues in our customer prime brokerage product line, reflected on the “trading gains, net” line increased 10% to $5.7 million in the first quarter compared to $5.2 million in the prior year, as a result of a 7% increase in foreign exchange volumes as a result of market volatility.
Segment income decreased modestly to $3.5 million in the first quarter compared to $3.6 million in the prior year, primarily as a result of the decrease in operating revenues and an increase in non-variable compensation and benefits. Variable expenses, excluding interest, as a percentage of operating revenues declined to 73% in the first quarter compared to 76% in the prior year, primarily as a result of lower introducing broker commissions.
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
As of December 31, 2015, we had total equity capital of $403.7 million, $45.5 million aggregate principal amount of our issued 8.5% senior unsecured notes, due in July 2020 and outstanding bank loans of $140.9 million.
A substantial portion of our assets are liquid. As of December 31, 2015, approximately 95% of our assets consisted of cash; securities purchased under agreements to resell; deposits and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory. All assets that are not customer and counterparty deposits are financed by our equity capital, senior unsecured notes, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, and other payables.
As of December 31, 2015, we had deferred tax assets totaling $30.9 million. We are required to assess our deferred tax assets and the need for a valuation allowance at each reporting period. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that we will not realize some or all of the deferred tax assets. We are required to record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of December 31, 2015 and September 30, 2015 was $3.2 million. The valuation allowances as of December 31, 2015 and September 30, 2015 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized.
We incurred U.S. federal, state, and local taxable income (losses) for the years ended September 30, 2015, 2014, and 2013 of $17.7 million, ($18.4) million, and ($24.5) million, respectively. There are no significant differences between actual levels of past taxable income and the results of operations, before income taxes in these jurisdictions. When evaluating if U.S. federal, state, and local deferred tax assets are realizable, we considered deferred tax liabilities of $2.4 million that are scheduled to reverse from 2016 to 2019 and $1.0 million of deferred tax liabilities associated with unrealized gains in securities which we could sell, if necessary. Furthermore, we considered our ability to implement business and tax planning strategies that would allow the remaining U.S. federal, state, and local deferred tax assets, net of valuation allowances, to be realized within approximately 11 years. Based on the tax planning strategies that are prudent and feasible, management believes that it is more likely than not that we will realize the tax benefit of the deferred tax assets, net of the existing valuation allowance, in the future. However, the realization of deferred income taxes is dependent on future events, and changes in estimate in future periods could result in adjustments to the valuation allowance.
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
Information related to bad debt expense for the three months ended December 31, 2015 and 2014 can be found in Note 5 of the Condensed Consolidated Financial Statements.
Primary Sources and Uses of Cash
Our assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and our growth. Our total assets as of December 31, 2015 and September 30, 2015, were $5,217.3 million and $5,070.0 million, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. INTL FCStone Financial and INTL FCStone Ltd occasionally uses their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their customers.
The majority of the assets of INTL FCStone Financial are restricted from being transferred to its parent or other affiliates due to specific regulatory requirements. These restrictions have no impact on our ability to meet our cash obligations, and no impact is expected in the future.
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
As of December 31, 2015, $235.5 million of cash, cash equivalent and available-for-sale investment securities was held by our foreign subsidiaries. If these funds are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds, up to the amount of undistributed foreign earnings of $247.9 million. However, our intent is to indefinitely reinvest these funds outside of the U.S., and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
As of December 31, 2015, $73.4 million of financial instruments owned and $73.4 million of financial instruments sold, not yet purchased, are exchangeable foreign equities and ADRs.
As of December 31, 2015, we had $45.5 million outstanding in aggregate principal amount of our 8.5% Senior Notes due 2020 (the “Notes”). The Notes were issued in July 2013, and bear interest at a rate of 8.5% per year (payable quarterly on January 30, April 30, July 30 and October 30 of each year). The Notes mature on July 30, 2020. We may redeem the Notes, in whole or in part, at any time on and after July 30, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date.
In April 2015, we obtained a $4.0 million loan from a commercial bank, secured by equipment purchased with the proceeds. The note is payable in monthly installments, ending in March 2020.
As of December 31, 2015, we had four committed bank credit facilities, totaling $280.0 million, of which $137.5 million was outstanding. Additional information regarding our bank credit facilities can be found in Note 9 of the Condensed Consolidated Financial Statements. The credit facilities include:

•
A three-year syndicated loan facility, committed until September 20, 2016, under which INTL FCStone Inc. is entitled to borrow up to $140.0 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance working capital needs of us and certain subsidiaries.

•
An unsecured syndicated loan facility, committed until April 7, 2016, under which our subsidiary, INTL FCStone Financial is entitled to borrow up to $75.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

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
Additionally, we have a secured, uncommitted loan facility, under which our subsidiary, INTL FCStone Financial may borrow up to $50.0 million, collateralized by commodity warehouse receipts, to facilitate U.S. commodity exchange deliveries of its customers, subject to certain terms and conditions of the credit agreement.
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
We have contingent liabilities relating to several acquisitions we have completed since December 2012. See Note 11 to the Condensed Consolidated Financial Statements for additional information on these contingent liabilities. The contingent liabilities for these estimated additional discounted purchase price considerations total $3.5 million as of December 31, 2015, and are included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets. We estimate cash payments during the next twelve months, related to these contingent liabilities, to be $3.0 million.
We contributed $0.3 million to our defined benefit pension plans during the three months ended December 31, 2015, and expect to contribute further a minimum of $1.8 million to the plans during the remainder of fiscal 2016.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and overseas. Certain of our other non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
Our subsidiaries are in compliance with all of their capital regulatory requirements as of December 31, 2015. Additional information on these net capital and minimum net capital requirements can be found in Note 12 of the Condensed Consolidated Financial Statements.
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
We are reviewing the regulatory changes that will be introduced by the Markets in Financial Instruments Directive (“MIFID 2”)and the Markets in Financial Instruments Regulation (“MIFIR”) to assess the impact this legislation is likely to have on our United Kingdom business when implemented in 2017. Among other things, the legislation will impose additional transaction and position reporting requirements, disclosure obligations, as well as requiring certain over-the-counter derivatives to be traded on organized trading facilities (“OTFs”).

Cash Flows
Our cash and cash equivalents increased from $268.1 million as of September 30, 2015 to $274.3 million as of December 31, 2015, a net increase of $6.2 million. Net cash of $83.4 million was used in operating activities, $5.9 million was used in investing activities and net cash of $101.5 million was provided by financing activities, of which $99.5 million was borrowed from lines of credit and increased the amounts payable to lenders under loans. Fluctuations in exchange rates decreased our cash and cash equivalents by $6.0 million.
In the commodities industry, companies report trading activities in the operating section of the statement of cash flows. Due to the daily price volatility in the commodities market, as well as changes in margin requirements, fluctuations in the balances of deposits held at various exchanges, marketable securities and customer commodity accounts may occur from day-to-day. A use of cash, as calculated on the consolidated statement of cash flows, includes unrestricted cash transferred and pledged to the exchanges or guarantee funds. These funds are held in interest-bearing deposit accounts at the exchanges, and based on daily exchange requirements, may be withdrawn and returned to unrestricted cash. Additionally, in our unregulated OTC and foreign exchange operations, cash deposits received from customers are reflected as cash provided from operations. Subsequent transfer of these cash deposits to counterparties or exchanges to margin their open positions will be reflected as an operating use of cash to the extent the transfer occurs in a different period than the cash deposit was received.
We continuously evaluate opportunities to expand our business. Investing activities include $5.9 million in capital expenditures for property, plant and equipment in the first quarter, compared to $0.9 million in the prior year. The increase in capital expenditures is primarily due to the purchase of IT equipment and trade system software as well as costs of leasehold improvements.
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
Off Balance Sheet Arrangements
We are party to certain financial instruments with off-balance sheet risk in the normal course of business as a registered securities broker-dealer, futures commission merchant, U.K. based Financial Services Firm, provisionally registered swap dealer and from our market-making and proprietary trading in the foreign exchange and commodities trading activities. These financial instruments include futures, forward and foreign exchange contracts, exchange-traded and OTC options, mortgage-backed TBAs, and interest rate swaps. Derivative financial instruments involve varying degrees of off-statement of financial condition market risk whereby changes in the fair values of underlying financial instruments may result in changes in the fair value of the financial instruments in excess of the amounts reflected in the statement of financial condition. Exposure to market risk is influenced by a number of factors, including the relationships between the financial instruments and the Company’s positions, as well as the volatility and liquidity in the markets in which the financial instruments are traded. The principal risk components of financial instruments include, among other things, interest rate volatility, the duration of the underlying instruments and changes in commodity pricing and foreign exchange rates. The Company attempts to manage its exposure to market risk through various techniques. Aggregate market limits have been established and market risk measures are routinely monitored against these limits. Derivative contracts are traded along with cash transactions because of the integrated nature of the markets for such products. We manage the risks associated with derivatives on an aggregate basis along with the risks associated with our proprietary trading and market-making activities in cash instruments as part of our firm-wide risk management policies.
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We recorded these obligations in the condensed consolidated financial statements as of December 31, 2015 and September 30, 2015, at fair value of the related financial instruments, totaling $681.9 million and $568.3 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our condensed consolidated balance sheets in ‘financial instruments owned, at fair value’, and ‘physical commodities inventory’. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to December 31, 2015, which might be partially or wholly offset by gains in the value of assets held as of December 31, 2015. The totals of $681.9 million and $568.3 million include a net liability of $117.4 million and $54.1 million for derivatives, based on their fair value as of December 31, 2015 and September 30, 2015, respectively.

Except as discussed above, there have been no material changes to the off balance sheet arrangements discussed in the Management’s Discussion and Analysis of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
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

Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the three months ended December 31, 2015.

Marked-to-Market Revenues
Number of Days
0
5
10
15
20
25
10
22
17
11
4
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
Interest Rate Risk
In the ordinary course of our operations, we have interest rate risk from the possibility that changes in interest rates will affect the values of financial instruments and impact interest income earned. Following the acquisition of G.X. Clarke (see Note 16), we acquired a significant amount of trading assets and liabilities which are sensitive to changes in interest rates. G.X. Clarke’s trading activities consists primarily of securities trading in connection with U.S. Treasury obligations, U.S. government agency obligations, and agency mortgage-backed obligations. Derivative instruments, which consist of futures, mortgage-backed “to be announced” (TBA) securities and forward settling transactions, are used to manage risk exposures in the trading inventory. The Company enters into TBA securities transactions for the sole purpose of managing risk associated with the purchase of mortgage pass-through securities.
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
We employ an interest rate management strategy, where we use derivative financial instruments in the form of interest rate swaps and outright purchases of medium term U.S. Treasury notes to manage a portion of our aggregate interest rate position. On a quarterly basis, we evaluate our overall level of short term investable balances, net of our of variable rate debt, and either invest a portion of these investable balances in medium term U.S. Treasury notes or enter into interest rate swaps when a sufficient interest rate spread exists between short term and medium term rates exist. Under this strategy, excluding cash deposits and our investments in AA-rated money market funds, the weighted average time to maturity of our portfolio is not to exceed 24 months in duration.
As part of this strategy, we currently hold $780 million in par value of medium term U.S. Treasury notes and $375 million in notional principal of interest rate swap derivative contracts, with the remainder being held in short term U.S. Treasury bills and

AA-rated money market fund investments. The weighted-average time to maturity of the portfolio, excluding cash deposits and our investments in AA-rated money market funds, is 20 months. The U.S. Treasury notes and interest rate swaps are not designated for hedge accounting treatment, and changes in their fair values, which are volatile and can fluctuate from period to period, are recorded in earnings on a quarterly basis. During the three months ended December 31, 2015, operating revenues included unrealized losses of $6.7 million related to the change in fair value of these U.S. Treasury notes and interest rate swaps.
We manage interest expense using a combination of variable and fixed rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. The debt instruments are carried at their unpaid principal balance which approximates fair value. At December 31, 2015, $140.9 million of our debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of December 31, 2015, we had $48.9 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with our fixed-rate debt.
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2015. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015.
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
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
From time to time and in the ordinary course of business, we are involved in various legal and regulatory actions and proceedings, including tort claims, contractual disputes, employment matters, workers’ compensation claims and collections. We carry insurance that provides protection against certain types of claims, up to the policy limits of our insurance.
There have been no material changes to our disclosures included in Item 3. Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
Item 1A. Risk Factors
In addition to the other information set forth in this report, information regarding risks affecting us appears in Part I, Item 1A our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that management currently considers to be non-material may in the future adversely affect our business, financial condition and operating results. There have been no material changes to our risk factors since the filing of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 20, 2015, our Board of Directors authorized for fiscal year 2016 the repurchase of up to 1.0 million shares of our outstanding common stock from time to time in open market purchase and private transactions, commencing on October 1, 2015 and ending on September 30, 2016, subject to the discretion of the senior management team to implement our stock repurchase plan, and subject to market conditions and as permitted by securities laws and other legal, regulatory and contractual requirements and covenants.
Our common stock repurchase program activity for the three months ended December 31, 2015 was as follows.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
October 1, 2015 to October 31, 2015	—	$—	—	1,000,000
November 1, 2015 to November 30, 2015	—	—	—	1,000,000
December 1, 2015 to December 31, 2015	2,254	33.67	—	1,000,000
Total	2,254	$33.67	—
(1) The December 2015 shares purchased were shares of common stock tendered to satisfy employees’ tax obligations upon the vesting of restricted stock.
Item 6. Exhibits

10.1
Second Amendment to Credit Agreement, made as of November 5, 2015, by and between INTL FCStone Ltd., as Borrower, INTL FCStone Inc., as Guarantor, Bank of America, N.A., as Administrative Agent and a Lender, and with the lenders party thereto (incorporated by reference from the Company's Current Report on Form 8-K filed with the SEC on November 10, 2015).

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
INTL FCStone Inc.

Date:	February 9, 2016	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	February 9, 2016	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer