Form 10-Q
period 2016-03-31
INTL FCSTONE INC.
filed 2016-05-04
CIK 913760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q
 ____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of May 2, 2016, there were 18,573,816 shares of the registrant’s common stock outstanding.

INTL FCStone Inc.
Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
INTL FCStone Inc.
Condensed Consolidated Balance Sheets

(in millions, except par value and share amounts)	March 31, 2016	September 30, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$203.2	$268.1
Cash, securities and other assets segregated under federal and other regulations (including $570.9 and $515.5 at fair value at March 31, 2016 and September 30, 2015, respectively)	931.5	756.9
Securities purchased under agreements to resell	701.4	325.3
Deposits with and receivables from:
Exchange-clearing organizations (including $895.7 and $1,009.4 at fair value at March 31, 2016 and September 30, 2015, respectively)	1,423.8	1,533.5
Broker-dealers, clearing organizations and counterparties (including $(16.0) and $(52.9) at fair value at March 31, 2016 and September 30, 2015, respectively)	167.3	277.6
Receivables from customers, net	101.7	217.3
Notes receivable, net	65.7	78.4
Income taxes receivable	9.1	10.6
Financial instruments owned, at fair value (includes securities pledged as collateral that can be sold or repledged of $50.8 and $170.7 at March 31, 2016 and September 30, 2015, respectively)	1,864.9	1,421.9
Physical commodities inventory (including precious metals of $2.8 and $15.2 at fair value at March 31, 2016 and September 30, 2015, respectively)	31.2	32.8
Deferred income taxes, net	29.9	28.2
Property and equipment, net	24.2	19.7
Goodwill and intangible assets, net	57.4	58.1
Other assets	46.6	41.6
Total assets	$5,657.9	$5,070.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued liabilities (including $1.5 and $3.3 at fair value at March 31, 2016 and September 30, 2015, respectively)	$113.4	$144.8
Payables to:
Customers	2,458.0	2,593.5
Broker-dealers, clearing organizations and counterparties (including $1.9 and $1.6 at fair value at March 31, 2016 and September 30, 2015, respectively)	325.2	262.9
Lenders under loans	151.5	41.6
Senior unsecured notes	45.5	45.5
Income taxes payable	6.5	9.0
Payables under repurchase agreements	1,115.7	1,007.3
Financial instruments sold, not yet purchased, at fair value	1,033.9	568.3
Total liabilities	5,249.7	4,672.9
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value. Authorized 30,000,000 shares; 20,460,788 issued and 18,688,729 outstanding at March 31, 2016 and 20,184,556 issued and 18,812,803 outstanding at September 30, 2015	0.2	0.2
Common stock in treasury, at cost - 1,772,059 and 1,371,753 shares at March 31, 2016 and September 30, 2015, respectively	(37.2)	(26.8)
Additional paid-in capital	245.7	240.8
Retained earnings	223.7	200.4
Accumulated other comprehensive loss, net	(24.2)	(17.5)
Total stockholders' equity	408.2	397.1
Total liabilities and stockholders' equity	$5,657.9	$5,070.0
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Income Statements
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except share and per share amounts)	2016	2015	2016	2015
Revenues:
Sales of physical commodities	$3,548.0	$14,291.6	$6,800.6	$27,785.9
Trading gains, net	80.7	84.8	160.4	155.1
Commission and clearing fees	52.1	47.2	101.2	96.7
Consulting and management fees	9.6	9.3	19.3	19.7
Interest income	18.5	9.0	27.2	12.1
Other income	—	0.1	0.1	0.2
Total revenues	3,708.9	14,442.0	7,108.8	28,069.7
Cost of sales of physical commodities	3,542.8	14,285.5	6,791.4	27,775.7
Operating revenues	166.1	156.5	317.4	294.0
Transaction-based clearing expenses	32.9	31.8	62.7	61.2
Introducing broker commissions	13.2	12.3	26.0	24.5
Interest expense	7.1	4.5	13.1	7.2
Net operating revenues	112.9	107.9	215.6	201.1
Compensation and other expenses:
Compensation and benefits	65.2	63.1	128.3	119.5
Communication and data services	7.3	7.2	15.2	13.9
Occupancy and equipment rental	3.2	3.8	6.5	6.9
Professional fees	2.7	3.1	5.6	6.4
Travel and business development	2.3	2.5	5.5	5.3
Depreciation and amortization	2.2	1.8	4.1	3.7
Bad debts	2.6	2.8	4.6	2.8
Other	7.4	5.5	13.7	10.9
Total compensation and other expenses	92.9	89.8	183.5	169.4
Income before tax	20.0	18.1	32.1	31.7
Income tax expense	5.5	5.1	8.8	9.3
Net income	$14.5	$13.0	$23.3	$22.4
Earnings per share:
Basic	$0.77	$0.68	$1.24	$1.18
Diluted	$0.76	$0.67	$1.22	$1.16
Weighted-average number of common shares outstanding:
Basic	18,592,643	18,599,011	18,621,337	18,546,377
Diluted	18,755,450	18,957,780	18,821,822	18,743,033
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2016	2015	2016	2015
Net income	$14.5	$13.0	$23.3	$22.4
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1.3)	(0.8)	(6.9)	(1.1)
Pension liabilities adjustment	—	—	(0.2)	—
Net unrealized gain on available-for-sale securities	—	2.3	—	3.4
Reclassification of adjustments included in net income:
Periodic pension costs (included in compensation and benefits)	—	—	0.4	—
Reclassification adjustment for gains included in net income:	—	—	0.4	—
Other comprehensive (loss) income	(1.3)	1.5	(6.7)	2.3
Comprehensive income	$13.2	$14.5	$16.6	$24.7

See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Cash Flows Statements
(Unaudited)

	Six Months Ended March 31,
(in millions)	2016	2015
Cash flows from operating activities:
Net income	$23.3	$22.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3.9	3.7
Bad debts	4.6	2.8
Deferred income taxes	(1.8)	2.3
Amortization of debt issuance costs and debt discount	0.5	0.5
Amortization of share-based compensation	2.5	1.8
Loss on sale of property and equipment	0.3	0.4
Changes in operating assets and liabilities, net:
Cash, securities and other assets segregated under federal and other regulations	(174.1)	(244.8)
Securities purchased under agreements to resell	(377.0)	3.6
Deposits with and receivables from exchange-clearing organizations	111.7	313.0
Deposits with and receivables from broker-dealers, clearing organizations, and counterparties	128.5	(66.5)
Receivables from customers, net	108.8	(18.1)
Notes receivable, net	12.7	(11.9)
Income taxes receivable	0.5	(0.3)
Financial instruments owned, at fair value	(454.5)	(356.6)
Physical commodities inventory	1.6	(19.6)
Other assets	(4.8)	(15.7)
Accounts payable and other accrued liabilities	(25.6)	(9.6)
Payables to customers	(144.6)	(36.5)
Payables to broker-dealers, clearing organizations and counterparties	62.3	123.8
Income taxes payable	(0.1)	(1.0)
Payables under repurchase agreements	108.3	87.6
Financial instruments sold, not yet purchased, at fair value	465.7	222.5
Net cash (used in) provided by operating activities	(147.3)	3.8
Cash flows from investing activities:
Cash paid for acquisitions, net	—	(7.8)
Purchase of property and equipment	(8.0)	(1.9)
Net cash used in investing activities	(8.0)	(9.7)
Cash flows from financing activities:
Net change in payable to lenders under loans	110.3	23.3
Payments of note payable	(0.4)	—
Deferred payments on acquisitions	(2.7)	(2.2)
Debt issuance costs	(1.9)	(0.1)
Exercise of stock options	1.7	1.9
Share repurchases	(10.3)	(4.7)
Excess income tax benefit on stock options and awards	0.7	0.4
Net cash provided by financing activities	97.4	18.6
Effect of exchange rates on cash and cash equivalents	(7.0)	(0.5)
Net (decrease) increase in cash and cash equivalents	(64.9)	12.2
Cash and cash equivalents at beginning of period	268.1	231.3
Cash and cash equivalents at end of period	$203.2	$243.5
Supplemental disclosure of cash flow information:
Cash paid for interest	$11.8	$5.0
Income taxes paid, net of cash refunds	$9.2	$7.6
Supplemental disclosure of non-cash investing and financing activities:
Identified intangible assets and goodwill on acquisitions	$—	$3.0
Additional consideration payable related to acquisitions, net	$0.3	$1.7
Payable related to repurchase of stock	$0.1	$—
Acquisition of business:
Assets acquired	$—	$1,011.4
Liabilities assumed	—	(995.1)
Total net assets acquired	$—	$16.3
Deferred consideration payable related to acquisitions	$—	$5.0
Escrow deposits related to acquisitions	$—	$5.0
See accompanying notes to condensed consolidated financial statements.

INTL FCStone Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of September 30, 2015	$0.2	$(26.8)	$240.8	$200.4	$(17.5)	$397.1
Net income				23.3		23.3
Other comprehensive loss					(6.7)	(6.7)
Exercise of stock options			2.4			2.4
Share-based compensation			2.5			2.5
Repurchase of stock		(10.4)	—			(10.4)
Balances as of March 31, 2016	$0.2	$(37.2)	$245.7	$223.7	$(24.2)	$408.2
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
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions relate to fair value measurement for financial instruments and investments, revenue recognition, the provision for potential losses from bad debts, valuation of inventories, valuation of goodwill and intangible assets, self-insurance liabilities, incomes taxes and contingencies. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
In the condensed consolidated income statements, the total revenues reported combine gross revenues for the physical commodities business and net revenues for all other businesses. The subtotal ‘operating revenues’ in the condensed consolidated income statements is calculated by deducting physical commodities cost of sales from total revenues. The subtotal ‘net operating revenues’ in the condensed consolidated income statements is calculated as operating revenues less transaction-based clearing expenses, introducing broker commissions and interest expense. Transaction-based clearing expenses represent variable expenses paid to executing brokers, exchanges, clearing organizations and banks in relation to our transactional volumes. Introducing broker commissions include commission paid to non-employee third parties that have introduced customers to the Company. Net operating revenues represent revenues available to pay variable compensation to risk management consultants and traders and direct non-variable expenses, as well as variable and non-variable expenses of operational and administrative employees.

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
Prior to the transfer, INTL Commodities Inc. precious metals sales and costs of sales were recorded on a gross basis in accordance with the Revenue Recognition Topic of the Accounting Standards Codification (“ASC”). Subsequent to the transfer, INTL FCStone Ltd. precious metals sales and cost of sales are presented on a net basis and included as a component of ‘trading gains, net’ on the condensed consolidated income statements, in accordance with U.S GAAP accounting requirements for broker-dealers. Precious metals sales and cost of sales for subsidiaries that are not broker-dealers continue to be recorded on a gross basis.
The change had no effect on the Company’s operating revenues, income before tax, or net income. Management has historically assessed the performance of the physical commodities businesses on an operating revenues basis, and continues to do so.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2019. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. The Company is currently evaluating the requirements of these standards and has not yet determined the impact on our condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2018. The Company is currently evaluating the requirements of ASU 2016-09 and has not yet determined the impact on our condensed consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. This ASU is based on the principle that entities should recognize assets and liabilities arising from leases. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. The ASU’s primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. In addition, the ASU expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2020. The Company has not determined the potential effects on the condensed consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments--Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 addresses the recognition, measurement, presentation and disclosure of financial assets and liabilities. The guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the guidance clarifies the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This guidance is effective for the Company in the first quarter of fiscal 2019, and early adoption is not permitted, with certain exceptions. The amendments are required to be applied by means of a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact, if any, the guidance may have upon adoption.
In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In June 2015, the FASB issued ASU 2015-15 as an amendment to this guidance to address the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements. The SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The ASU is effective for public entities for annual periods beginning after December 15, 2015, and interim periods within those annual reporting periods. Early adoption is permitted for financial statements that have not been previously issued. The guidance will be applied on a retrospective basis. The Company expects to adopt this guidance starting with the first quarter of fiscal year 2017. The adoption of this standard is not expected to have a material impact on the condensed consolidated financial statements.
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

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions, except share amounts)	2016	2015	2016	2015
Numerator:
Net income	$14.5	$13.0	$23.3	$22.4
Less: Allocation to participating securities	(0.3)	(0.3)	(0.4)	(0.5)
Net income allocated to common stockholders	$14.2	$12.7	$22.9	$21.9
Diluted net income	$14.5	$13.0	$23.3	$22.4
Less: Allocation to participating securities	(0.3)	(0.3)	(0.4)	(0.5)
Diluted net income allocated to common stockholders	$14.2	$12.7	$22.9	$21.9
Denominator:
Weighted average number of:
Common shares outstanding	18,592,643	18,599,011	18,621,337	18,546,377
Dilutive potential common shares outstanding:
Share-based awards	162,807	358,769	200,485	196,656
Diluted weighted-average shares	18,755,450	18,957,780	18,821,822	18,743,033
The dilutive effect of share-based awards is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of unamortized share-based compensation expense required under the Compensation – Stock Compensation Topic of the ASC.
Options to purchase 986,339 and 999,125 shares of common stock for the three months ended March 31, 2016 and 2015, respectively, and options to purchase 900,665 and 1,275,944 shares of common stock for the six months ended March 31, 2016 and 2015, respectively, were excluded from the calculation of diluted earnings per share as they would have been anti-dilutive.

Note 3 – Assets and Liabilities, at Fair Value
The Company’s assets and liabilities reported at fair value are included in the following captions on the condensed consolidated balance sheets:

•	Cash and cash equivalents

•	Cash, securities and other assets segregated under federal and other regulations

•	Deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties

•	Financial instruments owned and sold, not yet purchased

•	Physical commodities inventory

•	Accounts payable and other accrued liabilities

•	Payables to broker-dealers, clearing organizations and counterparties
Fair Value Hierarchy
The majority of financial assets and liabilities on the condensed consolidated balance sheets are reported at fair value. Cash is reported at the balance held at financial institutions. Cash equivalents includes money market funds, which are valued at period-end at the net asset value provided by the fund’s administrator, and certificates of deposit, which are stated at cost plus accrued interest, which approximates fair value. Cash, securities and other assets segregated under federal and other regulations include the value of cash collateral as well as the value of other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and commodities warehouse receipts. Deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties and payables to broker-dealers, clearing organizations and counterparties include the value of cash collateral as well as the value of money market funds and other pledged investments, primarily U.S. Treasury bills and obligations issued by government sponsored entities and mortgage-backed and asset-backed securities. These balances also include the fair value of exchange-traded futures and options on futures and exchange-cleared swaps and options determined by prices on the applicable exchange. Financial instruments owned and sold, not yet purchased include the value of U.S. and foreign government obligations, corporate debt securities, derivative financial instruments, exchange stock, commodities warehouse receipts and leases, mutual funds and investments in managed funds. The fair value of exchange common stock is determined by quoted market prices. Physical commodities inventory includes precious metals that are a part of the trading activities of the regulated broker-dealer subsidiary and is recorded at fair value using spot prices. The carrying value of receivables from customers, net and notes receivable, net approximates fair value, given their short duration. Payables to lenders under loans carry variable rates of interest and thus approximate fair value. The fair value of the Company’s senior unsecured notes is estimated to be $46.9 million (carrying value of $45.5 million) as of March 31, 2016, based on the transaction prices at public exchanges for this issuance.
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
The fair value estimates presented in the condensed consolidated financial statements are based on pertinent information available to management as of March 31, 2016 and September 30, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented in the condensed consolidated financial statements.
Cash equivalents, securities, commodities warehouse receipts, derivative financial instruments, commodities leases, exchange common stock and contingent liabilities are carried at fair value, on a recurring basis, and are classified and disclosed into three levels in the fair value hierarchy. Except as disclosed in Note 6, the Company did not have any fair value adjustments for assets or liabilities measured at fair value on a non-recurring basis during the six months ended March 31, 2016.
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

The following tables set forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of March 31, 2016 by level in the fair value hierarchy. There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of March 31, 2016.

	March 31, 2016
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificate of deposits	$1.2	$—	$—	$—	$1.2
Commodities warehouse receipts	18.1	—	—	—	18.1
U.S. government obligations	—	552.8	—	—	552.8
Securities and other assets segregated under federal and other regulations	18.1	552.8	—	—	570.9
Money market funds	652.7	—	—	—	652.7
U.S. government obligations	—	215.2	—	—	215.2
Derivatives	2,001.7	—	—	(1,973.9)	27.8
Deposits with and receivables from exchange-clearing organizations	2,654.4	215.2	—	(1,973.9)	895.7
"To be announced" (TBA) and forward settling securities	—	2.9	—	(2.1)	0.8
Derivatives	—	201.1	—	(217.9)	(16.8)
Deposits with and receivables from broker-dealers, clearing organizations and counterparties	—	204.0	—	(220.0)	(16.0)
Common and preferred stock and American Depositary Receipts (“ADRs”)	55.4	1.8	0.3	—	57.5
Exchangeable foreign ordinary equities and ADRs	140.6	1.9	—	—	142.5
Corporate and municipal bonds	32.5	1.9	3.3	—	37.7
U.S. government obligations	—	643.7	—	—	643.7
Foreign government obligations	—	10.5	—	—	10.5
Mortgage-backed securities	—	698.8	—	—	698.8
Derivatives	213.2	1,488.2	—	(1,475.2)	226.2
Commodities leases	—	145.8	—	(117.3)	28.5
Commodities warehouse receipts	6.5	—	—	—	6.5
Exchange firm common stock	5.8	—	—	—	5.8
Mutual funds and other	7.2	—	—	—	7.2
Financial instruments owned	461.2	2,992.6	3.6	(1,592.5)	1,864.9
Physical commodities inventory, net - precious metals	2.8	—	—	—	2.8
Total assets at fair value	$3,137.7	$3,964.6	$3.6	$(3,786.4)	$3,319.5
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$1.5	$—	$1.5
TBA and forward settling securities	—	4.1	—	(2.1)	2.0
Derivatives	2,001.9	261.9	—	(2,263.9)	(0.1)
Payable to broker-dealers, clearing organizations and counterparties	2,001.9	266.0	—	(2,266.0)	1.9
Common and preferred stock and ADRs	33.4	1.3	—	—	34.7
Exchangeable foreign ordinary equities and ADRs	138.7	4.1	—	—	142.8
Corporate and municipal bonds	8.6	—	—	—	8.6
U.S. government obligations	—	608.4	—	—	608.4
Mortgage-backed securities	—	0.8	—	—	0.8
Derivatives	216.5	1,410.9	—	(1,447.6)	179.8
Commodities leases	—	167.2	—	(108.4)	58.8
Financial instruments sold, not yet purchased	397.2	2,192.7	—	(1,556.0)	1,033.9
Total liabilities at fair value	$2,399.1	$2,458.7	$1.5	$(3,822.0)	$1,037.3

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

The following table sets forth the Company’s financial and nonfinancial assets and liabilities accounted for at fair value, on a recurring basis, as of September 30, 2015 by level in the fair value hierarchy.

	September 30, 2015
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral (1)	Total
Assets:
Unrestricted cash equivalents - certificates of deposits	$1.3	$—	$—	$—	$1.3
Commodities warehouse receipts	22.1	—	—	—	22.1
U.S. government obligations	—	493.4	—	—	493.4
Securities and other assets segregated under federal and other regulations	22.1	493.4	—	—	515.5
Money market funds	431.8	—	—	—	431.8
U.S. government obligations	—	501.4	—	—	501.4
Derivatives	3,615.9	—	—	(3,539.7)	76.2
Deposits with and receivables from exchange-clearing organizations	4,047.7	501.4	—	(3,539.7)	1,009.4
TBA and forward settling securities	—	1.2	—	(1.0)	0.2
Derivatives	0.1	537.9	—	(591.1)	(53.1)
Deposits with and receivables from broker-dealers, clearing organizations and counterparties	0.1	539.1	—	(592.1)	(52.9)
Common and preferred stock and ADRs	23.7	1.9	0.5	—	26.1
Exchangeable foreign ordinary equities and ADRs	82.9	6.6	—	—	89.5
Corporate and municipal bonds	26.1	2.0	3.2	—	31.3
U.S. government obligations	—	513.4	—	—	513.4
Foreign government obligations	—	12.1	—	—	12.1
Mortgage-backed securities	—	699.5	—	—	699.5
Derivatives	278.5	1,702.0	—	(1,949.9)	30.6
Commodities leases	—	64.6	—	(57.0)	7.6
Commodities warehouse receipts	2.8	—	—	—	2.8
Exchange firm common stock	5.6	—	—	—	5.6
Mutual funds and other	3.4	—	—	—	3.4
Financial instruments owned	423.0	3,002.1	3.7	(2,006.9)	1,421.9
Physical commodities inventory, net - precious metals	15.2	—	—	—	15.2
Total assets at fair value	$4,509.4	$4,536.0	$3.7	$(6,138.7)	$2,910.4
Liabilities:
Accounts payable and other accrued liabilities - contingent liabilities	$—	$—	$3.3	$—	$3.3
TBA and forward settling securities	—	2.6	—	(1.0)	1.6
Derivatives	3,491.3	528.7	—	(4,020.0)	—
Payable to broker-dealers, clearing organizations and counterparties	3,491.3	531.3	—	(4,021.0)	1.6
Common and preferred stock and ADRs	18.0	0.6	—	—	18.6
Exchangeable foreign ordinary equities and ADRs	89.0	1.0	—	—	90.0
U.S. government obligations	—	341.0	—	—	341.0
Foreign government obligations	—	6.4	—	—	6.4
Mortgage-backed securities	—	2.8	—	—	2.8
Derivatives	264.0	1,723.5	—	(1,933.4)	54.1
Commodities leases	—	99.1	—	(43.7)	55.4
Financial instruments sold, not yet purchased	371.0	2,174.4	—	(1,977.1)	568.3
Total liabilities at fair value	$3,862.3	$2,705.7	$3.3	$(5,998.1)	$573.2

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
Realized and unrealized gains and losses are included in ‘trading gains, net’ and ‘interest income’ in the condensed consolidated income statements.

Information on Level 3 Financial Assets and Liabilities
The Company’s financial assets at fair value classified in level 3 of the fair value hierarchy as of March 31, 2016 and September 30, 2015 are summarized below:

(in millions)	March 31, 2016	September 30, 2015
Total level 3 assets	$3.6	$3.7
Level 3 assets for which the Company bears economic exposure	$3.6	$3.7
Total assets	$5,657.9	$5,070.0
Total assets at fair value	$3,319.5	$2,910.4
Total level 3 assets as a percentage of total assets	0.1%	0.1%
Level 3 assets for which the Company bears economic exposure as a percentage of total assets	0.1%	0.1%
Total level 3 assets as a percentage of total financial assets at fair value	0.1%	0.1%
The following tables set forth a summary of changes in the fair value of the Company’s level 3 financial assets and liabilities during the three and six months ended March 31, 2016 and 2015, including a summary of unrealized gains (losses) during the respective periods on the Company’s level 3 financial assets and liabilities still held as of March 31, 2016.

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended March 31, 2016
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.3	$—	$—	$—	$—	$—	$0.3
Corporate and municipal bonds	3.2	—	0.1	—	—	—	3.3
	$3.5	$—	$0.1	$—	$—	$—	$3.6
Liabilities:
Contingent liabilities	$3.5	$—	$0.1	$—	$(2.1)	$—	$1.5

	Level 3 Financial Assets and Financial Liabilities For the Six Months Ended March 31, 2016
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.5	$—	$(0.2)	$—	$—	$—	$0.3
Corporate and municipal bonds	3.2	—	0.1	—	—	—	3.3
	$3.7	$—	$(0.1)	$—	$—	$—	$3.6
Liabilities:
Contingent liabilities	$3.3	$—	$0.3	$—	$(2.1)	$—	$1.5

	Level 3 Financial Assets and Financial Liabilities For the Three Months Ended March 31, 2015
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.6	$—	$(0.1)	$—	$—	$—	$0.5
Corporate and municipal bonds	3.5	—	0.1	—	—	—	3.6
	$4.1	$—	$—	$—	$—	$—	$4.1
Liabilities:
Contingent liabilities	$2.2	$—	$0.1	$1.5	$(0.7)	$—	$3.1

	Level 3 Financial Assets and Financial Liabilities For the Six Months Ended March 31, 2015
(in millions)	Balances at beginning of period	Realized gains (losses) during period	Unrealized gains (losses) during period	Purchases/issuances	Settlements	Transfers in or (out) of Level 3	Balances at end of period
Assets:
Common stock and ADRs	$0.7	$—	$(0.2)	$—	$—	$—	$0.5
Corporate and municipal bonds	3.6	—	—	—	—	—	3.6
	$4.3	$—	$(0.2)	$—	$—	$—	$4.1
Liabilities:
Contingent liabilities	$5.5	$—	$0.2	$1.5	$(4.1)	$—	$3.1
In accordance with the Fair Value Measurements Topic of the ASC, the Company has estimated on a recurring basis each period the fair value of debentures issued by a single asset owning company of Suriwongse Hotel located in Chiang Mai, Thailand. As of March 31, 2016, the Company’s investment in the hotel is $3.3 million, and included within the corporate and municipal bonds classification in the level 3 financial assets and financial liabilities tables. The Company has classified its investment in the hotel within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. These cash flows are discounted employing present value techniques. The Company estimates the fair value of its investment in these debentures by using a management-developed forecast, which is based on the income approach. There has been no significant change in the fair value of the debentures during the three and six months ended March 31, 2016 and 2015.
The Company is required to make additional future cash payments based on certain financial performance measures of its acquired businesses. The Company is required to remeasure the fair value of the cash earn-out arrangements on a recurring basis in accordance with the guidance in the Business Combinations Topic of the ASC. The Company has classified its liabilities for the contingent earn-out arrangements within level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include projected cash flows. The estimated fair value of the earn-outs is based upon management-developed forecasts, a level 3 input in the fair value hierarchy. These cash flows are discounted employing present value techniques in arriving at fair value. The discount rate was developed using market participant company data and there have been no significant changes in the interest rate environment. From the dates of acquisition to March 31, 2016, certain acquisitions have had changes in the estimates of undiscounted cash flows, based on actual performances fluctuating from estimates. The fair value of the contingent consideration increased $0.1 million during the three months ended March 31, 2016 and 2015, respectively, and increased $0.3 million and $0.2 million during the six months ended March 31, 2016 and 2015, respectively, with the corresponding amount classified as ‘other’ in the condensed consolidated income statements.
The Company reports transfers in and out of levels 1, 2 and 3, as applicable, using the fair value of the securities as of the beginning of the reporting period in which the transfer occurred. The Company did not have any transfers in and out of levels 1, 2, and 3 during the three and six months ended March 31, 2016 and 2015.
Note 4 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Company is party to certain financial instruments with off-balance sheet risk in the normal course of its business. The Company has sold financial instruments that it does not currently own and will therefore be obliged to purchase such financial instruments at a future date. The Company has recorded these obligations in the condensed consolidated financial statements as of March 31, 2016 at the fair values of the related financial instruments. The Company will incur losses if the fair value of the underlying financial instruments increases subsequent to March 31, 2016. The total of $1,033.9 million as of March 31, 2016 includes $179.8 million for derivative contracts, which represents a liability to the Company based on their fair values as of March 31, 2016.
Derivatives
The Company utilizes derivative products in its trading capacity as a dealer in order to satisfy client needs and mitigate risk. The Company manages risks from both derivatives and non-derivative cash instruments on a consolidated basis. The risks of derivatives should not be viewed in isolation, but in aggregate with the Company’s other trading activities. The majority of the Company’s derivative positions are included in the condensed consolidated balance sheets in ‘deposits with and receivables from exchange-clearing organizations’, ‘financial instruments owned and sold, not yet purchased, at fair value’ and payables to broker-dealers, clearing organizations and counterparties’.
The Company employs an interest rate risk management strategy that uses derivative financial instruments in the form of interest rate swaps to manage a portion of the aggregate interest rate position. The Company’s objective is to invest the majority of customer deposits in high quality, short-term investments and swap the resulting variable interest earnings into the medium-

term interest stream. The risk mitigation of these interest rate swaps is not within the documented hedging designation requirements of the Derivatives and Hedging Topic of the ASC, and as a result they are recorded at fair value, with changes in the fair value of the interest rate swaps recorded within 'trading gains, net' in the condensed consolidated income statements. At March 31, 2016, the Company had $375.0 million in notional principal of interest rate swaps outstanding with a weighted-average remaining life of 21 months.
Listed below are the fair values of the Company’s derivative assets and liabilities as of March 31, 2016 and September 30, 2015. Assets represent net unrealized gains and liabilities represent net unrealized losses.

	March 31, 2016		September 30, 2015
(in millions)	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivative contracts not accounted for as hedges:
Exchange-traded commodity derivatives	$1,849.6	$1,962.8	$3,443.6	$3,313.8
OTC commodity derivatives	1,277.8	1,234.1	1,621.2	1,650.7
Exchange-traded foreign exchange derivatives	18.9	25.4	27.8	20.6
OTC foreign exchange derivatives	623.2	510.9	892.2	865.4
Exchange-traded interest rate derivatives	105.1	120.2	126.8	136.0
Equity index derivatives	29.5	37.8	22.8	21.0
TBA and forward settling securities	3.0	4.1	1.2	2.6
Gross fair value of derivative contracts	3,907.1	3,895.3	6,135.6	6,010.1
Impact of netting and collateral	(3,669.1)	(3,713.6)	(6,081.7)	(5,954.4)
Total fair value included in ‘Deposits with and receivables from exchange-clearing organizations’	$27.8		$76.2
Total fair value included in ‘Deposits with and receivables from broker-dealers, clearing organizations and counterparties’	$(16.0)		$(52.9)
Total fair value included in ‘Financial instruments owned, at fair value’	$226.2		$30.6
Total fair value included in ‘Payables to broker-dealers, clearing organizations and counterparties		$1.9		$1.6
Fair value included in ‘Financial instruments sold, not yet purchased, at fair value’		$179.8		$54.1

(1)	As of March 31, 2016 and September 30, 2015, the Company’s derivative contract volume for open positions were approximately 3.9 million and 4.1 million contracts, respectively.
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
The Company has derivative instruments, which consist of mortgage-backed TBA securities and forward settling transactions that are used to manage risk exposures in the trading inventory of the Company’s domestic fixed income institutional business. The fair value on these transactions are recorded in receivables or payables to broker-dealers, clearing organizations and counterparties. Realized and unrealized gains and losses on securities and derivative transactions are reflected in ‘trading gains, net’.

The Company enters into TBA securities transactions for the sole purpose of managing risk associated with the purchase of mortgage pass-through securities. TBA securities are included within deposits with and receivables from and payables to broker-dealers, clearing organizations and counterparties. Forward settling securities represent non-regular way securities and are included in financial instruments owned and sold. As of March 31, 2016 and September 30, 2015, these transactions are summarized as follows:

	March 31, 2016		September 30, 2015
(in millions)	Gain / (Loss)	Notional Amounts	Gain / (Loss)	Notional Amounts
Unrealized gain on TBA securities purchased within receivables from and payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$2.0	$523.3	$0.6	$194.6
Unrealized loss on TBA securities purchased within receivables from and payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$—	$41.1	$(0.2)	$163.7
Unrealized gain on TBA securities sold within receivables from and payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$0.1	$(142.0)	$0.4	$(314.1)
Unrealized loss on TBA securities sold within receivables from and payables to broker-dealers, clearing organizations and counterparties and related notional amounts (1)	$(3.5)	$(1,052.1)	$(2.0)	$(563.8)
Unrealized gain on forward settling securities purchased within receivables from and payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$0.8	$251.5	$0.1	$163.4
Unrealized gain on forward settling securities sold within receivables from and payables to broker-dealers, clearing organizations and counterparties and related notional amounts	$(0.6)	$(234.8)	$(0.4)	$(286.3)
(1) The notional amounts of these instruments reflect the extent of the Company's involvement in TBA securities and do not represent risk of loss due to counterparty non-performance.
The following table sets forth the Company’s gains (losses) related to derivative financial instruments for the three and six months ended March 31, 2016 and 2015, in accordance with the Derivatives and Hedging Topic of the ASC. The gains set forth below are included in ‘trading gains, net’ in the condensed consolidated income statements.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2016	2015	2016	2015
Commodities	$5.0	$21.2	$25.0	$46.4
Foreign exchange	1.8	1.7	3.6	3.9
Interest rate	2.9	0.1	1.0	0.1
TBA and forward settling securities	(5.7)	2.5	(5.0)	2.5
Net gains from derivative contracts	$4.0	$25.5	$24.6	$52.9
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
The Company is a party to financial instruments in the normal course of its business through customer and proprietary trading accounts in exchange-traded and OTC derivative instruments. These instruments are primarily the result of the execution of orders for commodity futures, options on futures and forward foreign currency contracts on behalf of its customers, substantially all of which are transacted on a margin basis. Such transactions may expose the Company to significant credit risk in the event margin requirements are not sufficient to fully cover losses which customers may incur. The Company controls the risks associated with these transactions by requiring customers to maintain margin deposits in compliance with individual exchange regulations and internal guidelines. The Company monitors required margin levels daily and, therefore, may require customers to deposit additional collateral or reduce positions when necessary. The Company also establishes credit limits for customers, which are monitored daily. The Company evaluates each customer’s creditworthiness on a case by case basis. Clearing, financing, and settlement activities may require the Company to maintain funds with or pledge securities as collateral with other financial institutions. Generally, these exposures to both customers and exchanges are subject to master netting, or customer agreements, which reduce the exposure to the Company by permitting receivables and payables with such customers to be offset in the event of a customer default. Management believes that the margin deposits held as of March 31, 2016 and September 30, 2015 were adequate to minimize the risk of material loss that could be created by positions held at that time. Additionally, the Company monitors collateral fair value on a daily basis and adjusts collateral levels in the event of excess market exposure. Generally, these exposures to both customers and counterparties are subject to master netting or customer agreements which reduce the exposure to the Company.
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
Note 5 – Receivables From Customers, Net and Notes Receivable, Net
The allowance for doubtful accounts related to receivables from customers was $12.9 million as of March 31, 2016 and $10.2 million as of September 30, 2015. The allowance for doubtful accounts related to notes receivable was $0.2 million and $1.0 million as of March 31, 2016 and September 30, 2015, respectively.
During the three months ended March 31, 2016, the Company recorded bad debt expense of $2.6 million, including provision increases for bad debts primarily related to $1.3 million of customer receivables in the Physical Ag’s & Energy component of the Company’s Physical Commodities segment, $1.1 million of customer deficits in the Company’s Commercial Hedging segment and $0.2 million related to short-term notes receivable origination in the Securities segment. During the three months ended March 31, 2015, the Company recorded bad debt expense of$2.8 million, including provision increases of $2.6 million and direct write-offs of $0.3 million, net of recoveries of $0.1 million. These provision increases were primarily related to LME customer deficits and notes receivable related to loans pertaining to a former acquisition.
During the six months ended March 31, 2016, the Company recorded bad debt expense of $4.6 million, primarily related to $1.5 million of customer receivables in the Physical Ag’s & Energy component of the Company’s Physical Commodities segment, $2.7 million of customer deficits in the Company’s Commercial Hedging segment and$0.3 million related to short-term notes receivable origination in the Securities segment. During the six months ended March 31, 2015, the Company recorded bad debt expense of $2.8 million, primarily related to LME customer deficits, notes receivable related to loans pertaining to a former acquisition and the charge-off of uncollectible service fees.
The Company originates short-term notes receivable from customers with the outstanding balances typically being insured 90% to 98% by a third party, including accrued interest, subject to applicable deductible amounts. The total balance outstanding under insured notes receivable was $6.6 million and $41.4 million as of March 31, 2016 and September 30, 2015, respectively. The Company has sold $3.5 million and $30.7 million of the insured portion of the notes through non-recourse participation agreements with other third parties as of March 31, 2016 and September 30, 2015, respectively. The Company has completed its exit of the majority of this activity during the three months ended March 31, 2016. The Company believes the run-off of the remaining activity will have a minimal impact on the Company.
See discussion of notes receivable related to commodity repurchase agreements in Note 10.
Note 6 – Physical Commodities Inventory
The carrying values of the Company’s inventory, which consist of all finished commodities inventory, are $31.2 million and $32.8 million as of March 31, 2016 and September 30, 2015, respectively.
As a result of the declining market prices of certain commodities, the Company has recorded lower of cost or market (“LCM”) adjustments for physical commodities inventory of $0.2 million and $0.3 million as of March 31, 2016 and September 30, 2015, respectively. The adjustments are included in ‘cost of sales of physical commodities’ in the condensed consolidated income statements.

Note 7 – Goodwill
The carrying value of goodwill is allocated to the Company’s operating segments as follows:

(in millions)	March 31, 2016	September 30, 2015
Commercial Hedging	$30.7	$30.7
Global Payments	6.3	6.3
Physical Commodities	2.4	2.4
Securities	8.1	8.1
Goodwill	$47.5	$47.5
Note 8 – Intangible Assets
The gross and net carrying values of intangible assets as of the balance sheet dates, by major intangible asset class are as follows:

	March 31, 2016			September 30, 2015
(in millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Trade name	$1.1	$(0.3)	$0.8	$—	$—	$—
Software programs/platforms	2.7	(2.3)	0.4	2.7	(2.3)	0.4
Customer base	14.0	(5.3)	8.7	14.0	(4.9)	9.1
	17.8	(7.9)	9.9	16.7	(7.2)	9.5
Intangible assets not subject to amortization
Trade name	—	—	—	1.1	—	1.1
Total intangible assets	$17.8	$(7.9)	$9.9	$17.8	$(7.2)	$10.6
During the six months ended March 31, 2016, as part of the periodic assessment of useful lives of the intangible assets, the Company determined the indefinite-lived trade names, related to the Risk Management Incorporated and RMI Consulting, Inc. (the “RMI Companies”) acquisitions, were no longer considered to be indefinite. The Company is intending to phase out the use of those trade names in the future. The value of the RMI Companies’ trade names of $1.1 million was recorded in the Commercial Hedging segment.
The RMI Companies’ trade names were determined to have a remaining finite useful life of approximately two years. The trade names were not deemed to be impaired, however, the value of the trade names was transferred from the indefinite-lived category to intangible assets subject to amortization and will be amortized over the estimated two year useful life. The Company recorded amortization for the trade names of $0.3 million, within 'depreciation and amortization' on the condensed consolidated income statement, during the six months ended March 31, 2016.
Amortization expense related to intangible assets was $0.8 million for the six months ended March 31, 2016 and 2015.
As of March 31, 2016, the estimated future amortization expense was as follows:

(in millions)
Fiscal 2016 (remaining six months)	$0.8
Fiscal 2017	1.6
Fiscal 2018	1.0
Fiscal 2019	1.0
Fiscal 2020 and thereafter	5.5
$9.9

Note 9 – Credit Facilities
Variable-Rate Credit Facilities
The Company has four committed credit facilities under which the Company and its subsidiaries may borrow up to $370.0 million, subject to the terms and conditions for these facilities. The amounts outstanding under these credit facilities are short term borrowings and carry variable rates of interest, thus approximating fair value. The Company’s credit facilities consist of the following:

•
$205 million facility available to INTL FCStone Inc. for general working capital requirements. The Company amended the credit facility on March 18, 2016 resulting in an increase in the commitment from $140 million to $205 million, an extension of the maturity date to March 18, 2019, and the ability to increase the facility by an additional $50 million in the aggregate in one or more increases at any time prior to six months before the maturity date with the satisfaction of certain conditions. The Company paid debt issuance costs of $1.8 million in connection with the amendment of the credit facility, which are being amortized over the amended thirty-six month term.

•
$75 million facility available to the Company’s wholly owned subsidiary, INTL FCStone Financial Inc., for short-term funding of margin to commodity exchanges. The facility is subject to annual review and guaranteed by INTL FCStone Inc.

•
$65 million facility available to the Company’s wholly owned subsidiary, FCStone Merchant Services, LLC, for financing traditional commodity financing arrangements and commodity repurchase agreements. The facility is subject to annual review and is guaranteed by INTL FCStone Inc. The Company amended the credit facility on March 15, 2016 resulting in an increase in the commitment from $40 million to $65 million.

•
$25 million facility available to the Company’s wholly owned subsidiary, INTL FCStone Ltd, for short-term funding of margin to commodity exchanges. The facility is subject to annual review and is guaranteed by INTL FCStone Inc.

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

The following table sets forth a listing of credit facilities, the committed amounts as of March 31, 2016 on the facilities, and outstanding borrowings on the facilities as well as indebtedness on a promissory note and on senior notes as of March 31, 2016 and September 30, 2015:

(in millions)
Credit Facilities				Amounts Outstanding
Borrower	Security	Renewal / Expiration Date	Total Commitment	March 31, 2016	September 30, 2015
INTL FCStone Inc.	Pledged shares of certain subsidiaries	March 18, 2019	$205.0	$105.9	$28.0
INTL FCStone Financial Inc.	None	April 6, 2017	75.0	—	—
INTL FCStone Financial Inc.	Commodity warehouse receipts	n/a	—	—	—
FCStone Merchants	Certain commodities assets	May 1, 2017	65.0	42.4	10.0
INTL FCStone Ltd	None	October 31, 2016	25.0	—	—
			$370.0	148.3	38.0
Note Payable to Bank
Monthly installments, due March 2020 and secured by certain equipment				3.2	3.6
Senior Unsecured Notes
8.50% senior notes, due July 30, 2020				45.5	45.5
Total indebtedness				$197.0	$87.1
As reflected above, $165 million of the Company’s committed credit facilities are scheduled to expire within twelve months of this filing. The Company intends to renew or replace this facility when it expires, and based on the Company’s liquidity position and capital structure, the Company believes it will be able to do so.
The Company’s credit facility agreements contain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with these covenants could result in the debt becoming payable on demand. As of March 31, 2016, the Company was in compliance with all of its financial covenants under its credit facilities.
Note 10 – Commodity and Other Repurchase Agreements and Collateralized Transactions
The Company’s outstanding notes receivable in connection with sale/repurchase agreements, under which customers sell certain commodity inventory and agree to repurchase the commodity inventory at a future date at either a fixed or floating rate, as of March 31, 2016 and September 30, 2015 were $49.1 million and $26.7 million, respectively.
The obligations outstanding related to commodities sold under repurchase agreements that are recorded in ‘lenders under loans’ as of March 31, 2016 and September 30, 2015 were $42.4 million and $10.0 million, respectively.
The Company enters into securities purchased under agreements to resell and payables under repurchase agreements primarily to finance financial instruments, acquire securities to cover short positions or to acquire securities for settlement. These agreements are recorded at their contractual amounts plus accrued interest. The related interest is recorded in the condensed consolidated income statements as interest income or interest expense, as applicable. In connection with these agreements and transactions, it is the policy of the Company to receive or pledge cash or securities to adequately collateralize such agreements and transactions in accordance with general industry guidelines and practices. The value of the collateral is valued daily and the Company may require counterparties to deposit additional collateral or return collateral pledged, when appropriate. The carrying amounts of these agreements and transactions approximate fair value due to their short-term nature and the level of collateralization.
The Company pledges financial instruments owned to collateralize repurchase agreements. At March 31, 2016, on a settlement date basis, financial instruments owned of $50.8 million were pledged as collateral under repurchase agreements. The counterparty has the right to repledge the collateral in connection with these transactions. These financial instruments owned have been pledged as collateral and have been parenthetically disclosed on the condensed consolidated balance sheet.
In addition, as of March 31, 2016, the Company pledged settlement date financial instruments owned of $977.4 million and securities received under reverse repurchase agreements of $111.2 million to cover collateral for tri-party repurchase agreements. For these securities, the counterparty does not have the right to sell or repledge the collateral.

At March 31, 2016, the Company has accepted collateral that it is permitted by contract or custom to sell or repledge. This collateral consists primarily of securities received in reverse repurchase agreements. The fair value of such collateral at March 31, 2016, was approximately $702.5 million of which $589.4 million was used to cover securities sold short which are recorded in financial instruments sold, not yet purchased on the condensed consolidated balance sheet. In the normal course of business, this collateral is used by the Company to cover financial instruments sold, not yet purchased and to obtain financing in the form of repurchase agreements. At March 31, 2016, substantially all of the above collateral had been delivered against financial instruments sold, not yet purchased or repledged by the Company to obtain financing.
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
As of March 31, 2016 and September 30, 2015, the condensed consolidated balance sheets include loss contingency accruals recorded prior to these periods then ended, which are not material, individually or in the aggregate, to the Company’s financial position or liquidity. In the opinion of management, possible exposure from loss contingencies in excess of the amounts accrued, is not likely to be material to the Company’s earnings, financial position or liquidity.
Sentinel Litigation
Prior to its July 1, 2015 merger into INTL FCStone Financial Inc., the Company’s subsidiary FCStone, LLC, had a portion of its excess segregated funds invested with Sentinel Management Group Inc. (“Sentinel”), a registered futures commission merchant (“FCM”) and an Illinois-based money manager that provided cash management services to other FCMs. In August 2007, Sentinel halted redemptions to customers and sold certain of the assets it managed to an unaffiliated third party at a significant discount. On August 17, 2007, subsequent to Sentinel’s sale of certain assets, Sentinel filed for bankruptcy protection. In aggregate,$15.5 million of FCStone, LLC’s $21.9 million in invested funds were returned to it before and after Sentinel’s bankruptcy petition.
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
On March 28, 2016 the United States District Court for the Northern District of Illinois entered an order in favor of FCStone, LLC (now INTL FCStone Financial Inc.) and against the Trustee on the Trustee’s post-petition claim, in light of the Seventh Circuit’s opinion. The same court ruled against INTL FCStone Financial and in favor of the Trustee with respect to the funds held in reserve accounts.
On April 25, 2016, INTL FCStone Financial filed a Notice of Appeal to the United States Court of Appeals for the Seventh Circuit relating to the portion of the final judgment dated March 28, 2016 of the district court and INTL FCStone Financial’s claim to funds in reserve accounts. On April 26, 2016, the Trustee filed a Notice of Appeal from the March 28, 2016 final judgment of the district court.
The Company has determined that losses related to the Trustee’s appeal are neither probable nor reasonably possible. The Company believes the case is without merit and intends to defend itself vigorously.

Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may later prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.
Contractual Commitments
Contingent Liabilities - Acquisitions
Under the terms of the purchase agreements related to the acquisitions listed below, the Company has obligations to pay additional consideration if specific conditions and earnings targets are met. In accordance with the Business Combinations Topic of the ASC, the fair value of the additional consideration is recognized as a contingent liability as of the acquisition date. The contingent liability for these estimated additional purchase price considerations of $1.5 million and $3.3 million are included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets as of March 31, 2016 and September 30, 2015. The acquisition date fair value of additional consideration is remeasured to its fair value each reporting period, with changes in fair value recorded in current earnings. The change in fair value during the six months ended March 31, 2016 and 2015 were increases of $0.3 million and $0.2 million, respectively, and are included in ‘other’ in the condensed consolidated income statements.
The Company has a contingent liability relating to the December 2012 acquisition of the accounts of Tradewire Securities, LLC, which may result in the payment of additional purchase price consideration. The present value of the estimated total purchase price, including contingent consideration, is $4.5 million as of March 31, 2016, of which $0.9 million remains outstanding and is included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheet.
The Company has a contingent liability relating to the January 2015 acquisition of G.X. Clarke, which may result in the payment of additional purchase price consideration. The contingent consideration, which in no event shall exceed $1.5 million, is expected to be paid in two payments. The present value of the estimated total purchase price, including contingent consideration, is $28.5 million as of March 31, 2016, of which $0.6 million remains outstanding and is included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheet.
Self-Insurance
The Company self-insures its costs related to medical and dental claims. The Company is self-insured, up to a stop loss amount, for eligible participating employees and retirees, and for qualified dependent medical and dental claims, subject to deductibles and limitations. As of March 31, 2016, the Company had $1.1 million accrued for self-insured medical and dental claims included in ‘accounts payable and other liabilities’ in the condensed consolidated balance sheet.

Note 12 – Capital and Other Regulatory Requirements
The Company’s activities are subject to significant governmental regulation, both in the United States and overseas. The subsidiaries of the Company were in compliance with all of their regulatory requirements as of March 31, 2016, as follows:

(in millions)				As of March 31, 2016
Subsidiary	Regulatory Authority	Jurisdiction	Requirement Type	Actual	Minimum Requirement
INTL FCStone Financial Inc.	Securities and Exchange Commission ("SEC") and Commodity Futures Trading Commission ("CFTC")	United States	Net capital	$126.9	$64.8
INTL FCStone Financial Inc.	CFTC	United States	Segregated funds	$1,884.0	$1,831.2
INTL FCStone Financial Inc.	CFTC	United States	Secured funds	$123.6	$106.9
INTL FCStone Ltd(1)	Financial Conduct Authority ("FCA")	United Kingdom	Net capital	$136.1	$70.7
INTL FCStone Ltd	FCA	United Kingdom	Segregated funds	$51.1	$44.9
INTL Netherlands BV(1)	FCA	United Kingdom	Net capital	$135.3	$70.8
INTL FCStone DTVM Ltda.	Brazilian Central Bank and Securities and Exchange Commission of Brazil	Brazil	Capital adequacy	$2.2	$0.4
INTL Gainvest S.A.	National Securities Commission ("CNV")	Argentina	Capital adequacy	$6.3	$0.1
INTL Gainvest S.A.	CNV	Argentina	Net capital	$3.9	$0.1
INTL CIBSA S.A.	CNV	Argentina	Capital adequacy	$5.7	$1.1
INTL CIBSA S.A.	CNV	Argentina	Net capital	$7.6	$0.6
(1) INTL Netherlands BV is a holding company that includes the ownership equity of INTL FCStone Ltd. The associated net capital amounts and minimum requirements should not be considered in aggregate.
Certain other non-U.S. subsidiaries of the Company are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of March 31, 2016, these subsidiaries were in compliance with their local capital adequacy requirements.
Note 13 – Other Expenses
Other expenses for the three and six months ended March 31, 2016 and 2015 consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2016	2015	2016	2015
Contingent consideration, net	$0.1	$—	$0.3	$0.2
Insurance	0.3	0.4	0.7	0.9
Advertising, meetings and conferences	2.3	0.7	3.0	1.3
Non-trading hardware and software maintenance and software licensing	1.3	1.1	2.8	2.3
Office supplies and printing	0.3	0.3	0.6	0.6
Other clearing related expenses	0.3	0.3	0.5	0.6
Other non-income taxes	1.1	0.9	2.1	1.9
Other	1.7	1.8	3.7	3.1
Total other expenses	$7.4	$5.5	$13.7	$10.9

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
The following table summarizes the changes in accumulated other comprehensive income (loss) for the six months ended March 31, 2016.

(in millions)	Foreign Currency Translation Adjustment	Pension Benefits Adjustment	Accumulated Other Comprehensive Loss
Balances as of September 30, 2015	$(12.7)	$(4.8)	$(17.5)
Other comprehensive (loss) income, net of tax before reclassifications	(6.9)	(0.2)	(7.1)
Amounts reclassified from AOCI, net of tax	—	0.4	0.4
Net current period other comprehensive (loss) income, net of tax	(6.9)	0.2	(6.7)
Balances as of March 31, 2016	$(19.6)	$(4.6)	$(24.2)

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
The valuation allowance for deferred tax assets as of March 31, 2016 and September 30, 2015 was $3.2 million. The valuation allowances as of March 31, 2016 and September 30, 2015 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.
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
Income tax expense of $5.5 million and $5.1 million for the three months ended March 31, 2016 and 2015 and income tax expense of$8.8 million and $9.3 million for the six months ended March 31, 2016 and 2015, respectively, reflect estimated federal, foreign and state taxes.
For the three months ended March 31, 2016 and March 31, 2015, the Company’s effective tax rate was28%. For the six months ended March 31, 2016, the Company’s effective tax rate was 27% compared to29% for the six months ended March 31, 2015. The effective tax rate is lower due to income mix in foreign jurisdictions.
The Company and its subsidiaries file income tax returns with the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company has open tax years ranging from September 30, 2008 through September 30, 2015 with U.S.

federal and state and local taxing authorities. In the U.K., the Company has open tax years ending September 30, 2014 to September 30, 2015. In Brazil, the Company has open tax years ranging from December 31, 2010 through December 31, 2015. In Argentina, the Company has open tax years ranging from December 31, 2009 to September 30, 2015. The Company’s U.S. net operating loss carry back claim is being reviewed by the Joint Committee of Taxation. The Company expects to receive a full refund.
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
The total revenues reported combine gross revenues for the physical commodities business for subsidiaries that are not broker-dealers and net revenues for all other businesses. In order to reflect the way that the Company’s management views the results, the table below also reflects the segment contribution to ‘operating revenues’, which is shown on the face of the condensed consolidated income statements and which is calculated by deducting physical commodities cost of sales from total revenues.
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

Information for the reportable segments is shown in accordance with the Segment Reporting Topic of the ASC as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2016	2015	2016	2015
Total revenues:
Commercial Hedging	$54.7	$64.7	$110.1	$133.1
Global Payments	17.4	18.4	35.7	33.6
Securities	45.6	36.1	94.4	53.3
Physical Commodities	3,550.7	14,291.9	6,805.2	27,788.6
Clearing and Execution Services	33.3	31.5	63.1	62.7
Corporate unallocated	7.2	(0.6)	0.3	(1.6)
Total	$3,708.9	$14,442.0	$7,108.8	$28,069.7
Operating revenues (loss):
Commercial Hedging	$54.7	$64.7	$110.1	$133.1
Global Payments	17.4	18.4	35.7	33.6
Securities	45.6	36.1	94.4	53.3
Physical Commodities	7.9	6.4	13.8	12.9
Clearing and Execution Services	33.3	31.5	63.1	62.7
Corporate unallocated	7.2	(0.6)	0.3	(1.6)
Total	$166.1	$156.5	$317.4	$294.0
Net operating revenues (loss):
Commercial Hedging	$43.6	$53.7	$87.9	$110.7
Global Payments	15.5	16.1	31.8	29.6
Securities	31.8	25.5	67.8	35.5
Physical Commodities	6.8	5.9	11.5	11.5
Clearing and Execution Services	10.4	9.2	20.8	18.7
Corporate unallocated	4.8	(2.5)	(4.2)	(4.9)
Total	$112.9	$107.9	$215.6	$201.1
Net contribution:
(Revenues less cost of sales of physical commodities, transaction-based clearing expenses, variable bonus compensation, introducing broker commissions and interest expense)
Commercial Hedging	$30.5	$39.3	$62.2	$79.9
Global Payments	12.4	12.8	25.4	23.6
Securities	25.0	19.6	54.5	26.2
Physical Commodities	5.3	4.5	8.7	8.9
Clearing and Execution Services	8.2	7.5	16.1	15.0
Total	$81.4	$83.7	$166.9	$153.6
Segment income:
(Net contribution less non-variable direct segment costs)
Commercial Hedging	$13.8	$21.7	$28.8	$46.6
Global Payments	9.3	9.9	19.3	18.1
Securities	18.2	12.2	40.1	13.9
Physical Commodities	1.9	2.4	2.9	4.9
Clearing and Execution Services	3.5	2.9	7.0	6.5
Total	$46.7	$49.1	$98.1	$90.0
Reconciliation of segment income to income before tax:
Segment income	$46.7	$49.1	$98.1	$90.0
Net costs not allocated to operating segments	26.7	31.0	66.0	58.3
Income before tax	$20.0	$18.1	$32.1	$31.7

(in millions)			As of March 31, 2016	As of September 30, 2015
Total assets:
Commercial Hedging			$1,435.4	$1,548.1
Global Payments			195.2	207.3
Securities			2,427.5	1,861.0
Physical Commodities			333.3	190.9
Clearing and Execution Services			1,177.2	1,163.8
Corporate unallocated			89.3	98.9
Total			$5,657.9	$5,070.0

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

Executive Summary
We achieved 6% growth in operating revenues in the second quarter of 2016, led by our Securities segment which increased its operating revenues $9.5 million compared to the prior year. In addition, our Clearing and Execution Services (“CES”) and Physical Commodity segments increased operating revenues $1.8 and $1.5 million, respectively versus the prior year. These increases were tempered by a $10.0 million decline in our Commercial Hedging segment as well as a $1.0 million decline in Global Payments operating revenues. Corporate Unallocated segment revenues increased $7.8 million, primarily as a result of unrealized gains in our interest rate management program as discussed below.
The strong growth in our Securities segment operating revenues was as a result of a widening of spreads in our equity market making business as well as improved performance in our debt trading business, including both our domestic institutional fixed income business as well as in our Argentina operations. The increases in CES operating revenues were a result of increased rate per contract in the exchange traded business and increased volumes in our foreign exchange customer prime brokerage activities, while the increases in Physical Commodities operating revenues were primarily driven by a widening of spreads in the precious metals business driven by market volatility.
The decline in our core Commercial Hedging operating revenues was driven by a decline in over-the-counter (“OTC”) volumes, particularly in Latin and South American grain markets as well as the decline in energy market prices and volatility. These declines were partially offset by increased exchange-traded volumes in the domestic grain markets. Global Payments operating revenues declined 5%, despite an increase in the number of payments versus the prior year, as the average revenue per trade declined.
Interest income on customer deposits remains constrained by historically low short term interest rates, however, interest income in our Commercial Hedging and CES segments increased $0.8 million over the prior year period as a result of the continued implementation of our interest rate management program, despite a 4% decline in average customer equity. As discussed further in the Operating Revenues section of the Results of Operations, we recorded a $6.9 million before tax unrealized gain on the marked-to-market fluctuations on investments held by the Company as part of the interest rate management program. These unrealized fluctuations are reported in the Corporate Unallocated segment of our segmental results and are not allocated to the Commercial Hedging or CES segments.
On the expense side, we continue to focus on maintaining our variable cost model and limiting the growth of our non-variable expenses. To that end, variable expenses were 57% of total expenses in the second quarter of 2016 compared to 58% in the prior year, while non-variable expenses increased by 5% between the two periods, primarily as a result of increased compensation and benefits related to our expansion of our information technology department and increase in meeting and hosted conference expenses. Overall, net income increased 12% to $14.5 million in the second quarter as compared to the prior year.

Selected Summary Financial Information
Results of Operations
Total revenues reported combine gross revenues for the physical commodities business and net revenues for all other businesses. In order to reflect the way that we view the results, the table below reflects the calculation of the subtotal ‘operating revenues’, which is calculated by deducting physical commodities cost of sales from total revenues.
Set forth below is a discussion of the results of our operations, as viewed by management, for the three and six months ended March 31, 2016 and 2015.
Financial Information (Unaudited)

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2016	% Change	2015	2016	% Change	2015
Revenues:
Sales of physical commodities	$3,548.0	(75)%	$14,291.6	$6,800.6	(76)%	$27,785.9
Trading gains, net	80.7	(5)%	84.8	160.4	3%	155.1
Commission and clearing fees	52.1	10%	47.2	101.2	5%	96.7
Consulting and management fees	9.6	3%	9.3	19.3	(2)%	19.7
Interest income	18.5	106%	9.0	27.2	125%	12.1
Other income	—	(100)%	0.1	0.1	(50)%	0.2
Total revenues	3,708.9	(74)%	14,442.0	7,108.8	(75)%	28,069.7
Cost of sales of physical commodities	3,542.8	(75)%	14,285.5	6,791.4	(76)%	27,775.7
Operating revenues	166.1	6%	156.5	317.4	8%	294.0
Transaction-based clearing expenses	32.9	3%	31.8	62.7	2%	61.2
Introducing broker commissions	13.2	7%	12.3	26.0	6%	24.5
Interest expense	7.1	58%	4.5	13.1	82%	7.2
Net operating revenues	112.9	5%	107.9	215.6	7%	201.1
Compensation and other expenses	92.9	3%	89.8	183.5	8%	169.4
Income before tax	20.0	10%	18.1	32.1	1%	31.7
Income tax expense	5.5	8%	5.1	8.8	(5)%	9.3
Net income	$14.5	12%	$13.0	$23.3	4%	$22.4

Balance Sheet information:				March 31, 2016	% Change	March 31, 2015
Total assets				$5,657.9	27%	$4,462.6
Payables to lenders under loans				$151.5	231%	$45.8
Senior unsecured notes				$45.5	—%	$45.5
Stockholders’ equity				$408.2	10%	$369.5
The selected data table below reflects key operating metrics used by management in evaluating our product lines, for the periods indicated:

	Three Months Ended March 31,			Six Months Ended March 31,
	2016	% Change	2015	2016	% Change	2015
Volumes and Other Data:
Exchange-traded volume (contracts, 000’s)	26,596.2	2%	26,182.7	50,821.3	(1)%	51,359.1
OTC volume (contracts, 000’s)	302.0	(33)%	448.8	616.7	(17)%	739.0
Global payments (# of payments, 000’s)	101.1	14%	88.7	196.7	25%	157.4
Gold equivalent ounces traded (000’s)	21,619.3	(43)%	38,145.1	45,139.1	(37)%	71,565.4
Equity market-making (gross dollar volume, millions)	$26,108.5	(3)%	$26,927.2	$50,407.2	(1)%	$51,061.2
Foreign exchange prime brokerage volume (U.S. notional, millions)	$154,108.5	43%	$108,135.9	$278,660.1	24%	$224,037.6
Average assets under management (U.S. dollar, millions)	$515.4	(8)%	$562.5	$581.9	—%	$580.5
Average customer equity (millions)	$1,817.0	(4)%	$1,894.2	$1,820.9	(8)%	$1,979.2

Operating Revenues
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Operating revenues increased 6% to $166.1 million in the second quarter compared to $156.5 million in the prior year. Operating revenues for the second quarter included a $6.9 million before tax unrealized gain on interest rate swaps and U.S. Treasury notes related to our on-going interest rate management program. Under this program, on a quarterly basis, we evaluate our overall level of short term investable balances, net of our variable rate debt, and either invest a portion of these investable balances in medium term U.S. Treasury notes or enter into interest rate swaps intended to swap out short term variable interest earnings into a medium-term interest stream. Under this program, we do not actively trade in such instruments and intend to hold these investment to their maturity date, however in accordance with U.S. GAAP, the change in fair value of the interest rate swaps and the investment holdings are included in operating revenues in the current period.
In addition to this unrealized gain, operating revenue growth was driven by strong growth in our Securities segment which added $9.5 million in the second quarter, however this was mostly offset by weaker performance in our Commercial Hedging segment, which experienced a $10.0 million decline in operating revenues versus the prior year. The Clearing and Execution Services (“CES”) and Physical Commodities segments added $1.8 million and $1.5 million, respectively, compared to the prior year. Global Payments segment operating revenues declined $1.0 million versus the prior year.
Operating revenues in our largest segment, Commercial Hedging, decreased 15% in the second quarter to $54.7 million, as a $2.0 million increase in exchange-traded revenues was more than offset by a $12.0 million decrease in OTC revenues. An 18% increase in customer volumes, particularly in the domestic grain markets and our London operations, drove the increase in exchange-traded revenues. A 33% decline in OTC customer volumes, as a result of low energy market prices and volatility as well as lower customer volumes in Latin and South America, drove the decline in OTC revenues.
Operating revenues in our Securities segment increased 26% to $45.6 million in the second quarter compared to the prior year. This was the first quarter in the Securities segment in which both the current quarter and the prior year period included the result of the institutional fixed income business acquired from G.X. Clarke. A $1.0 million increase in operating revenues in the institutional fixed income business versus the prior year as well as improved performance in our Argentina operations and the municipal bond business also contributed to the growth in operating revenues. In addition, operating revenues in the equity market making business increased $4.2 million, driven by improved market conditions, resulting in a widening of spreads in this business.
Operating revenues in our Global Payments segment decreased modestly in the second quarter to $17.4 million compared to the prior year, as a 14% increase in the number of global payments made was more than offset by a narrowing of spreads in this business due to a continuing increase in lower dollar value per payment transaction volume from financial institutions.
Operating revenues in our CES segment increased $1.8 million to $33.3 million in the second quarter. Exchange-traded commission and clearing fee revenues increased $0.7 million, despite a 2% decline in exchange-traded volumes, as a result of the overall business mix. Increased market volatility drove a $0.7 million increase in operating revenues in the customer prime brokerage produce line, with customer volumes increasing 43% in the second quarter compared to the prior year.
Our Physical Commodity segment operating revenues increased $1.5 million compared to the prior year period as a result of a widening of spreads in the precious metals business which added $1.1 million in the second quarter. The Physical Ag’s & Energy business also added $0.4 million in operating revenues versus the prior year.
Overall interest income increased $9.5 million to $18.5 million in the second quarter. Historically, our interest income has been driven by the average customer equity in our Commercial Hedging and CES segments, as well as short term interest rates. Our acquisition of G.X. Clarke, resulted in a significant change to our aggregate level of interest income. In the second quarter, the institutional fixed income business added $3.8 million in interest income versus the prior year. Interest income in our Commercial Hedging and CES segments increased $0.8 million, despite a 4% decrease in average customer equity, as a result of the continued implementation of our interest rate management program. Of the $6.9 million before tax unrealized gain in this program, discussed above, $4.6 million of this unrealized gain is recorded as interest income on the Condensed Consolidated Income Statement, while the remaining $2.3 million is recorded in trading gains, net.
See Segment Information below for additional information on activity in each of the segments.
Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015
Our operating revenues for the current six months ended and the prior year were $317.4 million and $294.0 million, respectively. Operating revenues for the current six months ended include a $0.2 million before tax unrealized loss on interest rate swaps and U.S. Treasury notes related to our on-going interest rate management program as discussed above.
Operating revenue growth in the current six months ended was driven by strong growth in our Securities segment which increased $41.1 million compared to the prior year, as well as a $2.1 million increase in Global Payments operating revenues.

Operating revenues increased $0.4 million and $0.9 million in our CES and Physical Commodities segments, respectively. However, these increases were tempered by a $23.0 million decline in our Commercial Hedging segment.
Operating revenues in our Commercial Hedging segment decreased 17% in the current six months ended to $110.1 million, as OTC revenues decreased $23.2 million to $35.5 million as a result of a 17% decline in OTC volumes, primarily in the Latin and South American markets and a narrowing of spreads driven by lower energy prices and volatility. Exchange-traded revenues increased $0.8 million to $64.0 million in the current six months ended as customer volumes increased 14%, primarily in the domestic grain markets, however this was tempered by an 11% decline in the average rate per contract.
Operating revenues in our Securities segment increased 77% in the current six months ended to $94.4 million, primarily as a result of a $29.9 million increase in our Debt Trading product line, while Equity market-making and Asset Management added $6.5 million and $4.7 million, respectively. The increase in Debt Trading operating revenues was primarily a result of the acquisition of G.X. Clarke, which was effective January 1, 2015 and thus only contributed operating revenues beginning in the second quarter of fiscal 2015, as well as the strong performance in Argentina related to the devaluation of the Argentine Peso.
Operating revenues in our Global Payments segment increased 6% in the current six months ended to $35.7 million compared to the prior year, driven by a 25% increase in the number of global payments made, however spreads have narrowed in this business due to a continuing increase in lower dollar value per payment transaction volume from financial institutions.
Physical Commodity segment operating revenues increased $0.9 million compared to the prior year period, as a $2.1 million increase in Precious metals operating revenues were partially offset by a $1.2 million decline in the Physical Agricultural & Energy commodity product line.
Operating revenues in our CES segment increased 1% in the current six months ended to $63.1 million. Exchange-traded commission and clearing fee revenues decreased $1.3 million, to $48.7 million as a result of a 5% decline in exchange-traded volumes. This decline was more than offset by the $1.2 million increase in operating revenues in our customer prime brokerage product line, driven by increased market volatility in foreign exchange markets, as well as the $0.5 million increase in interest income.
Overall, interest income increased $15.1 million to $27.2 million in the current six months ended, significantly impacted by the acquisition of G.X. Clarke which added $17.0 million in interest income during the current six months ended versus $5.2 million in the prior year. The continued implementation of our interest rate management program and an increase in interest income in our precious metals business also contributed to the increase in interest income.
See Segment Information below for additional information on activity in each of the segments.
Interest and Transactional Expenses
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Transaction-based clearing expenses: Transaction-based clearing expenses increased 3% to $32.9 million in the second quarter compared to $31.8 million in the prior year, and were 20% of operating revenues in the second quarter as well as in the prior year.
Introducing broker commissions: Introducing broker commissions increased 7% to $13.2 million in the second quarter compared to $12.3 million in the prior year, and were 8% of operating revenues in the second quarter as well as in the prior year. The increase in expense is primarily due to increased activity in our Debt Trading component in Argentina.
Interest expense: Interest expense increased 58% to $7.1 million in the second quarter compared to $4.5 million in the prior year. The increase in expense is primarily related to the fixed income trading activities from our Rates Division, which resulted in higher interest expense of $1.9 million. Additionally, higher average borrowings outstanding on the credit facility available for working capital needs resulted in increased expense.
Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015
Transaction-based clearing expenses: Transaction-based clearing expenses increased 2% to $62.7 million in the current six months ended compared to $61.2 million in the prior year, and were 20% of operating revenues in the current six months ended compared to 21% in the prior year.
Introducing broker commissions: Introducing broker commissions increased 6% to $26.0 million in the current six months ended compared to $24.5 million in the prior year, and were 8% of operating revenues in the current six months ended as well as the prior year. The increase in expense is primarily due to increased activity in our Debt Trading and Equities components, partially offset by lower introducing broker commissions in our CES component.

Interest expense: Interest expense increased 82% to $13.1 million in the current six months ended compared to $7.2 million in the prior year. This increase is primarily related to the fixed income trading activities from our Rates Division, acquired on January 1, 2015, which resulted in higher interest expense of $4.6 million. Additionally, higher average borrowings outstanding on the credit facility available for working capital needs and higher activity associated with our finance programs resulted in increased expense.
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
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Net operating revenues increased $5.0 million, or 5%, to $112.9 million in the second quarter compared to $107.9 million in the prior year.
Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015
Net operating revenues increased $14.5 million, or 7%, to $215.6 million in the current six months ended compared to $201.1 million in the prior year.
Compensation and Other Expenses
The following table shows a summary of expenses, other than interest and transactional expenses.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2016	% Change	2015	2016	% Change	2015
Compensation and benefits:
Fixed compensation and benefits	$31.6	5%	$30.0	$61.5	8%	$56.8
Variable compensation and benefits	33.6	2%	33.1	66.8	7%	62.7
	65.2	3%	63.1	128.3	7%	119.5
Other non-compensation expenses:
Communication and data services	7.3	1%	7.2	15.2	9%	13.9
Occupancy and equipment rental	3.2	(16)%	3.8	6.5	(6)%	6.9
Professional fees	2.7	(13)%	3.1	5.6	(13)%	6.4
Travel and business development	2.3	(8)%	2.5	5.5	4%	5.3
Depreciation and amortization	2.2	22%	1.8	4.1	11%	3.7
Bad debts	2.6	(7)%	2.8	4.6	64%	2.8
Other expense	7.4	35%	5.5	13.7	26%	10.9
	27.7	4%	26.7	55.2	11%	49.9
Total compensation and other expenses	$92.9	3%	$89.8	$183.5	8%	$169.4
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Compensation and Other Expenses: Compensation and other expenses increased $3.1 million, or 3%, to $92.9 million in the second quarter compared to $89.8 million in the prior year.
Compensation and Benefits: Total compensation and benefits expense increased 3% to $65.2 million in the second quarter compared to $63.1 million in the prior year. Total compensation and benefits were 39% of operating revenues in the second quarter compared to 40% in the prior year. The variable portion of compensation and benefits increased by 2% to $33.6 million in the second quarter compared to $33.1 million in the prior year. Variable compensation and benefits were 30% of net operating revenues in the second quarter compared to 31% in the prior year. Administrative, centralized operations and executive incentive compensation was $6.9 million in the second quarter compared to $6.4 million in the prior year.
The fixed portion of compensation and benefits increased 5% to $31.6 million in the second quarter compared to $30.0 million in the prior year. Non-variable salaries increased $0.4 million, or 2%, primarily due to additional headcount, including an expansion in our information technology department. Employee benefits, excluding share-based compensation, increased $0.5 million in the second quarter, primarily due to higher employer health care costs. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $1.7 million in the second quarter compared with $0.9 million in the prior year, primarily due to an increase in restricted stock expense. The number of employees decreased 1% to 1,259 at the end of the second quarter compared to 1,273 at the beginning of the second quarter. The number of employees at the end of the prior year period was 1,196.
Other Non-Compensation Expenses: Other non-compensation expenses increased 4% to $27.7 million in the second quarter compared to $26.7 million in the prior year. Occupancy and equipment rental decreased $0.6 million, primarily due to the prior year including a lease buyout cost of an aircraft. Professional fees decreased $0.4 million, primarily related to a decrease in legal fees. Depreciation and amortization increased $0.4 million, primarily related to the premature disposal of certain leasehold improvements. Other expenses increased primarily due to the costs of holding our internal bi-annual global sales meeting during January 2016.
Bad debts decreased $0.2 million over the prior year. During the second quarter, bad debts were $2.6 million and primarily related to $1.4 million of customer receivables in our Physical Ag’s & Energy component of our Physical Commodities segment, $1.0 million of customer deficits in our Commercial Hedging segment and $0.2 million related to short-term notes receivable origination in our Securities segment. Bad debt expense in the prior year was $2.8 million and primarily related to LME customer deficits, notes receviable related to loans pertaining to a former acquisition and the charge-off of uncollectible service fees.
Provision for Taxes: The effective income tax rate was 28% in the second quarter and in the prior year. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Our effective income tax rate during both periods was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions.
Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015
Compensation and Other Expenses: Compensation and other expenses increased $14.1 million, or 8%, to $183.5 million in the current six months ended compared to $169.4 million in the prior year.
Compensation and Benefits: Compensation and benefits expense increased $8.8 million to $128.3 million compared to $119.5 million in the prior year. Total compensation and benefits were 40% of operating revenues in the current six months ended compared to 41% of operating revenues in the prior year. The variable portion of compensation and benefits increased 7% to $66.8 million in the current six months ended compared to $62.7 million in the prior year. Variable compensation and benefits were 31% of net operating revenues in the current six months ended as well as in the prior year. Administrative, centralized operations and executive incentive compensation was $13.9 million in the current six months ended compared to $10.3 million in the prior year, primarily related to the acquisition of the Rates Division in January 2015 as well as increased administrative headcount.
The fixed portion of compensation and benefits increased to $61.5 million in the current six months ended compared to $56.8 million in the prior year. Non-variable salaries increased $2.9 million, or 7%, primarily due to incremental costs from the acquisition of the Rates Division in January 2015 and headcount increases across certain administrative departments. Employee benefits, excluding share-based compensation, increased $1.5 million in the current six months ended, primarily due to higher employer health care costs. Share-based compensation is a component of the fixed portion, and includes stock option and restricted stock expense. Share-based compensation was $2.5 million in the current six months ended compared to $1.8 million in the prior year. The number of employees increased 2% to 1,259 at the end of the second quarter compared to 1,231 at the end of fiscal 2015. The number of employees at the end of the prior year period was 1,196.
Other Non-Compensation Expenses: Other non-interest expenses increased 11% to $55.2 million in the current six months ended compared to $49.9 million in the prior year. Communication and data services expenses increased $1.3 million, primarily due to increases in market information expenses related to the acquisition of the Rates Division. Professional fees decreased $0.8 million, primarily related to lower legal fees. Depreciation and amortization increased $0.4 million, primarily related to the premature disposal of certain leasehold improvements. Other expenses increased primarily due to the costs of holding our internal bi-annual global sales meeting during January 2016.
Bad debt expense increased $1.8 million over the prior year. In the current six months ended, bad debts were $4.6 million and primarily related to $1.5 million of customer receivables in our Physical Ag’s & Energy component of our Physical Commodities segment, $2.7 million of customer deficits in our Commercial Hedging segment and $0.3 million related to short-term notes receivable origination in our Securities segment. Bad debt expense in the prior year was $2.8 million and primarily related to LME customer deficits, notes receivable related to loans pertaining to a former acquisition and the charge-off of uncollectible service fees.

Provision for Taxes: The effective income tax rate was 27% in the current six months ended compared to 29% in the prior year. The effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. Our effective income tax rate during both periods was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions.
Unallocated Costs and Expenses
The following table is a breakout of our unallocated costs and expenses from the total costs and expenses shown above. The unallocated costs and expenses include certain shared services such as information technology, accounting and treasury, credit and risk, legal and compliance, and human resources and other activities.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2016	% Change	2015	2016	% Change	2015
Compensation and benefits:
Fixed compensation and benefits	$11.7	26%	$9.3	$21.8	22%	$17.9
Variable compensation and benefits	6.3	5%	6.0	12.7	35%	9.4
	18.0	18%	15.3	34.5	26%	27.3
Other non-compensation expenses:
Communication and data services	1.4	17%	1.2	2.7	17%	2.3
Occupancy and equipment rental	3.1	(16)%	3.7	6.4	(6)%	6.8
Professional fees	1.5	(25)%	2.0	3.2	(26)%	4.3
Travel and business development	0.5	—%	0.5	1.1	(8)%	1.2
Depreciation and amortization	1.8	29%	1.4	3.3	10%	3.0
Bad debts	—	(100)%	1.1	—	(100)%	1.1
Other expense	5.2	44%	3.6	10.6	33%	8.0
	13.5	—%	13.5	27.3	2%	26.7
Total compensation and other expenses	$31.5	9%	$28.8	$61.8	14%	$54.0
Total unallocated costs and other expenses increased $2.7 million to $31.5 million in the second quarter compared to $28.8 million in the prior year. Compensation and benefits increased $2.7 million, or 18% to $18.0 million in the second quarter compared to $15.3 million in the prior year.
Total unallocated costs and other expenses increased $7.8 million, or 14%, to $61.8 million in the current six months ended compared to $54.0 million in the prior year. Compensation and benefits increased $7.2 million, or 26% to $34.5 million in the current six months ended compared to $27.3 million in the prior year.
During the current six months ended, the increases in fixed and variable compensation and benefits is primarily related to the incremental costs from the acquisition of G.X. Clarke, higher management incentives earned in Argentina and expansion of our information technology department. The decrease in professional fees is primarily due to lower legal costs related to regulatory matters over the prior year. The increase in other expense is primarily related to higher centralized operations costs and costs of holding our internal bi-annual global sales meeting during January 2016. Excluding the incremental unallocated costs from the acquisition of G.X. Clarke, total compensation and other expenses increased 10% over the prior year.

Variable vs. Fixed Expenses

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions)	2016	% of Total	2015	% of Total	2016	% of Total	2015	% of Total
Variable compensation and benefits	$33.6	24%	$33.1	25%	$66.8	25%	$62.7	25%
Transaction-based clearing expenses	32.9	24%	31.8	24%	62.7	23%	61.2	23%
Introducing broker commissions	13.2	9%	12.3	9%	26.0	9%	24.5	10%
Total variable expenses	79.7	57%	77.2	58%	155.5	57%	148.4	58%
Fixed compensation and benefits	31.6	23%	30.0	22%	61.5	23%	56.8	22%
Other fixed expenses	25.1	18%	23.9	18%	50.6	18%	47.1	19%
Bad debts and impairments	2.6	2%	2.8	2%	4.6	2%	2.8	1%
Total non-variable expenses	59.3	43%	56.7	42%	116.7	43%	106.7	42%
Total non-interest expenses	$139.0	100%	$133.9	100%	$272.2	100%	$255.1	100%
We seek to make our non-interest expenses variable to the greatest extent possible, and to keep our fixed costs as low as possible. The table above shows an analysis of our variable expenses and non-variable expenses as a percentage of total non-interest expenses for the three and six months ended March 31, 2016 and 2015, respectively.
Our variable expenses include variable compensation paid to traders and risk management consultants, bonuses paid to operational, administrative, and executive employees, transaction-based clearing expenses and introducing broker commissions. As a percentage of total non-interest expenses, variable expenses were 57% in the second quarter compared to 58% in the prior year. As a percentage of total non-interest expenses, variable expenses were 57% in the current six months ended compared to 58% in the prior year.
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
- Investment Banking
- Asset Management
We report our operating segments based on services provided to customers. Net contribution is one of the key measures used by management to assess the performance of each segment and for decisions regarding the allocation of our resources. Net contribution is calculated as revenue less direct cost of sales, transaction-based clearing expenses, introducing broker commissions, interest expense and variable compensation. Variable compensation paid to risk management consultants and traders generally represents a fixed percentage of an amount equal to revenues generated, and in some cases, revenues generated less transaction-based clearing expense and related charges, base salaries and an overhead allocation.
Segment income is calculated as net contribution less non-variable direct expenses of the segment. These non-variable direct expenses include trader base compensation and benefits, operational charges, communication and data services, business development, professional fees, bad debt expense, trade errors and direct marketing expenses.

Total Segment Results
The following table shows summary information concerning all of our business segments combined.

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions)	2016	% of Operating Revenues	2015	% of Operating Revenues	2016	% of Operating Revenues	2015	% of Operating Revenues
Sales of physical commodities	$3,548.0		$14,291.6		$6,800.6		$27,785.9
Trading gains, net	77.3		84.8		158.5		155.3
Commission and clearing fees	52.1		47.2		101.2		96.7
Consulting and management fees	9.3		9.3		18.7		19.7
Interest income	15.1		9.7		29.5		13.7
Other	(0.1)		—		—		—
Total revenues	3,701.7		14,442.6		7,108.5		28,071.3
Cost of sales of physical commodities	3,542.8		14,285.5		6,791.4		27,775.7
Operating revenues	158.9	100%	157.1	100%	317.1	100%	295.6	100%
Transaction-based clearing expenses	32.3	20%	31.5	20%	61.6	19%	60.6	21%
Introducing broker commissions	13.2	8%	12.3	8%	26.0	8%	24.5	8%
Interest expense	5.3	3%	2.9	2%	9.7	3%	4.5	2%
Net operating revenues	108.1		110.4		219.8		206.0
Variable direct compensation and benefits	26.7	17%	26.7	17%	52.9	17%	52.4	18%
Net contribution	81.4		83.7		166.9		153.6
Non-variable direct expenses	34.7	22%	34.6	22%	68.8	22%	63.6	22%
Segment income	$46.7		$49.1		$98.1		$90.0

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Net contribution for all of our business segments decreased 3% to $81.4 million in the second quarter compared to $83.7 million in the prior year. Segment income decreased 5% to $46.7 million in the second quarter compared to $49.1 million in the prior year.
Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015
Net contribution for all of our business segments increased 9% to $166.9 million in the current six months ended compared to $153.6 million in the prior year. Segment income increased 9% to $98.1 million in the current six months ended compared to $90.0 million in the prior year.
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

The following table provides the financial performance for Commercial Hedging for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2016	% Change	2015	2016	% Change	2015
Sales of physical commodities	$—	—	$—	$—	—	$—
Trading gains, net	26.9	(31)%	39.0	54.7	(30)%	78.6
Commission and clearing fees	22.4	11%	20.2	44.8	3%	43.3
Consulting and management fees	3.4	(11)%	3.8	6.7	(14)%	7.8
Interest income	2.1	24%	1.7	3.9	15%	3.4
Other	(0.1)	n/m	—	—	—	—
Total revenues	54.7	(15)%	64.7	110.1	(17)%	133.1
Cost of sales of physical commodities	—	—	—	—	—	—
Operating revenues	54.7	(15)%	64.7	110.1	(17)%	133.1
Transaction-based clearing expenses	6.7	2%	6.6	13.5	2%	13.2
Introducing broker commissions	4.3	(2)%	4.4	8.5	(7)%	9.1
Interest expense	0.1	n/m	—	0.2	100%	0.1
Net operating revenues	43.6	(19)%	53.7	87.9	(21)%	110.7
Variable direct compensation and benefits	13.1	(9)%	14.4	25.7	(17)%	30.8
Net contribution	30.5	(22)%	39.3	62.2	(22)%	79.9
Non-variable direct expenses	16.7	(5)%	17.6	33.4	—%	33.3
Segment income	$13.8	(36)%	$21.7	$28.8	(38)%	$46.6
The following tables set forth transactional revenues and selected data for Commercial Hedging for the periods indicated.

	Exchange-traded
	Three Months Ended March 31,			Six Months Ended March 31,
	2016	% Change	2015	2016	% Change	2015
Transactional revenues (in millions):
Agricultural	$15.8	12%	$14.1	$32.2	6%	$30.5
Energy and renewable fuels	1.5	15%	1.3	2.9	—%	2.9
LME metals	13.4	2%	13.2	25.7	—%	25.6
Other	1.7	(6)%	1.8	3.2	(24)%	4.2
	$32.4	7%	$30.4	$64.0	1%	$63.2
Selected data:
Volume (contracts, 000’s)	5,653.3	18%	4,793.4	11,184.3	14%	9,848.8
Average rate per contract (1)	$5.62	(10)%	$6.25	$5.61	(11)%	$6.33
Average customer equity (millions)	$875.1	6%	$823.7	$877.8	—%	$876.9
(1) Give-up fee revenues included in exchange-traded transactional revenues are excluded from the calculation of exchange-traded average rate per contract.

	OTC
	Three Months Ended March 31,			Six Months Ended March 31,
	2016	% Change	2015	2016	% Change	2015
Transactional revenues (in millions):
Agricultural	$9.9	(42)%	$17.0	$19.7	(36)%	$30.8
Energy and renewable fuels	5.5	(39)%	9.0	12.0	(44)%	21.3
Other	1.4	(50)%	2.8	3.8	(42)%	6.6
	$16.8	(42)%	$28.8	$35.5	(40)%	$58.7
Selected data:
Volume (contracts, 000’s)	302.0	(33)%	448.8	616.7	(17)%	739.0
Average rate per contract (1)	$53.72	(14)%	$62.39	$55.52	(28)%	$76.64
(1) Cash brokerage revenues included in OTC transactional revenues are excluded from the calculation of OTC average rate per contract.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Operating revenues decreased 15% to $54.7 million in the second quarter compared to $64.7 million in the prior year. Exchange-traded revenues increased 7%, to $32.4 million in the second quarter, resulting primarily from strong growth in agricultural commodity revenues, particularly in the domestic grain markets as well as growth in our London operations. Overall exchange-traded contract volume increased 18% and the average rate per contract decreased 10% to $5.62.
OTC revenues decreased 42%, to $16.8 million in the second quarter, primarily driven by lower customer volumes in Latin and South America as well the effect of low energy prices and volatility which drove a decline in energy and renewable fuels OTC revenues. Overall OTC volumes decreased 33%, particularly in agricultural commodities, while the average rate per contract declined 14% compared to the prior year.
Consulting and management fees declined $0.4 million versus the prior year, while interest income, which remains constrained by low short-term interest rates, increased 24%, to $2.1 million compared to the prior year. The increase in interest income is primarily driven by the continued implementation of our interest rate management program, an increase in short-term rates, as well as a 6% increase in average customer equity.
Segment income decreased to $13.8 million in the second quarter compared to $21.7 million in the prior year, primarily as a result of the decrease in OTC revenues. Variable expenses, excluding interest, expressed as a percentage of operating revenues increased to 44% compared to 39% in the prior year, primarily as the result of an increase in transaction-based clearing expenses and variable compensation.
Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015
Operating revenues decreased 17% to $110.1 million in the current six months ended compared to $133.1 million in the prior year. Exchange-traded revenues increased 1%, to $64.0 million in the current six months ended, driven by a 14% increase in exchange-traded customer volumes, primarily in the domestic grain markets. This increase was partially offset by a decline in the average rate per contract to $5.61, due to the decrease in business from introducing brokers in agricultural commodities as well as a narrowing of spreads in the LME metals business.
OTC revenues decreased 40% to $35.5 million in the current six months ended compared to $58.7 million in the prior year as OTC volumes declined 17% to 616.7 thousand contracts in the current six months ended compared to 739.0 thousand in the prior year. The OTC volume decline was primarily driven by lower customer volumes in Latin and South America as well the effect of low energy prices and volatility which drove a decline in energy and renewable fuels OTC revenues. In addition, we experienced lower spreads across virtually all commodity sectors leading to the decline in overall OTC revenues.
Consulting and management fees decreased 14% to $6.7 million in the current six months ended versus $7.8 million in the prior year, while interest income, which remains constrained by low short-term interest rate, increased 15%, to $3.9 million in the current six months ended compared to $3.4 million in the prior year. The increase in interest income was primarily driven by the continued implementation of our interest rate management program and an increase in short-term rates, while average customer equity was relatively flat with the prior year.
Segment income decreased 38% to $28.8 million in the current six months ended compared to $46.6 million in the prior year, as a result of the decline in operating revenues. Variable expenses, excluding interest, expressed as a percentage of operating revenues were 43% in the current six months ended as compared to 40% in the prior year, primarily as a result of an increase in transaction based clearing fees.
Global Payments
We provide global payment solutions to banks and commercial businesses as well as charities, non-governmental organizations and government organizations. We offer payments services in over 150 currencies, throughout more than 130 countries, which we believe is more than any other payments solution provider, and provide competitive and transparent pricing. Through our technology platform, full-service electronic execution capability and commitment to customer service, we believe we are able to provide simple and fast execution, ensuring delivery of funds in any of these countries quickly through our global network of correspondent banks. In this business, we primarily act as a principal in buying and selling foreign currencies on a spot basis. We derive revenue from the difference between the purchase and sale prices.
We believe our clients value our ability to provide exchange rates that are significantly more competitive than those offered by large international banks, a competitive advantage that stems from our years of foreign exchange expertise focused on smaller, less liquid currencies. Additionally, as a member of SWIFT (Society for Worldwide Interbank Financial Telecommunication), we are able to offer our services to large money center and global banks seeking more competitive international payment services.

The following table provides the financial performance and selected data for Global Payments for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2016	% Change	2015	2016	% Change	2015
Revenues:
Sales of physical commodities	$—	—	$—	$—	—	$—
Trading gains, net	16.7	(8)%	18.1	34.4	5%	32.9
Commission and clearing fees	0.7	133%	0.3	1.3	86%	0.7
Consulting and management fees	—	—	—	—	—	—
Interest income	—	—	—	—	—	—
Other income	—	—	—	—	—	—
Total revenues	17.4	(5)%	18.4	35.7	6%	33.6
Cost of sales of physical commodities	—	—	—	—	—	—
Operating revenues	17.4	(5)%	18.4	35.7	6%	33.6
Transaction-based clearing expenses	1.1	22%	0.9	2.1	24%	1.7
Introducing broker commissions	0.8	(43)%	1.4	1.8	(22)%	2.3
Interest expense	—	—	—	—	—	—
Net operating revenues	15.5	(4)%	16.1	31.8	7%	29.6
Variable direct compensation and benefits	3.1	(6)%	3.3	6.4	7%	6.0
Net contribution	12.4	(3)%	12.8	25.4	8%	23.6
Non-variable direct expenses	3.1	7%	2.9	6.1	11%	5.5
Segment income	$9.3	(6)%	$9.9	$19.3	7%	$18.1
Selected data:
Global payments (number of trades, 000’s)	101.1	14%	88.7	196.7	25%	157.4
Average revenue per trade	$172.11	(17)%	$207.44	$181.49	(15)%	$213.47
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Operating revenues decreased 5% to $17.4 million in the second quarter compared to $18.4 million in the prior year. This decline in operating revenues was primarily driven by a narrowing of spreads in the foreign exchange markets, which drove a 17% decrease in the average revenue per trade. The volume of payments made increased 14% as we continued to benefit from an increase in financial institutions and other customers utilizing our electronic transaction order system.
Segment income decreased 6% to $9.3 million in the second quarter compared to $9.9 million in the prior year. This decrease primarily resulted from the decrease in operating revenues during the second quarter as well as slight increase in non-variable trade system expenses. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 29% compared to 30% in the prior year.
Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015
Operating revenues increased 6% to $35.7 million in the current six months ended compared to $33.6 million in the prior year. This operating revenue growth was driven by a 25% increase in the volume of payments made. An increase in volumes from financial institutions resulted in a lower average size of payment made, resulting in a 15% decrease in the average revenue per trade.
Segment income increased 7% to $19.3 million in the current six months ended compared to $18.1 million in the prior year. This increase primarily resulted from the increase in operating revenues partially offset by an increase in fixed compensation and benefits and trade system expenses. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 29% compared to 30% in the prior year.
Securities
We provide value-added solutions that facilitate cross-border trading. We believe our clients value our ability to manage complex transactions, including foreign exchange, utilizing our local understanding of market convention, liquidity and settlement protocols around the world. Our clients include U.S.-based regional and national broker-dealers and institutions investing or executing client transactions in international markets and foreign institutions seeking access to the U.S. securities markets. We are one of the leading market makers in foreign securities, including unlisted ADRs, Global Depository Receipts (“GDRs”) and foreign ordinary shares. We make markets in over 1,600 ADRs, GDRs and foreign ordinary shares, of which over 1,300 trade in the OTC market. In addition, we will, on request, make prices in more than 10,000 unlisted foreign securities. We are also a broker-dealer in Argentina, where we are active in providing institutional executions in the local capital markets.
Following our acquisition of G.X. Clarke, we act as an institutional dealer in fixed income securities, including U.S. Treasury, U.S. government agency, agency mortgage-backed and agency asset-backed securities to a client base including asset managers, commercial bank trust and investment departments, broker-dealers, and insurance companies. In addition, we provide a full range of corporate finance advisory services to our middle market clients, including capital market solutions and a wide array of advisory services across a broad spectrum of industries. Our advisory services span mergers and acquisitions, liability management, restructuring opinions and valuations. We also originate, structure and place a wide array of debt instruments in the international capital markets. These instruments include complex asset-backed securities (primarily in Argentina), unsecured bond and loan issues, negotiable notes and other trade-related debt instruments used in cross-border trade finance. On occasion, we may invest our own capital in debt instruments before selling them. We also actively trade in a variety of international debt instruments as well as operate an asset management business in which we earn fees, commissions and other revenues for management of third party assets and investment gains or losses on our investments in funds and proprietary accounts managed either by our investment managers or by independent investment managers.
The following table provides the financial performance for Securities for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2016	% Change	2015	2016	% Change	2015
Revenues:
Sales of physical commodities	$—	—	$—	$—	—	$—
Trading gains, net	27.3	14%	23.9	58.0	71%	33.9
Commission and clearing fees	3.0	114%	1.4	6.2	170%	2.3
Consulting and management fees	5.3	15%	4.6	10.6	7%	9.9
Interest income	10.0	61%	6.2	19.6	172%	7.2
Other income	—	—	—	—	—	—
Total revenues	45.6	26%	36.1	94.4	77%	53.3
Cost of sales of physical commodities	—	—	—	—	—	—
Operating revenues	45.6	26%	36.1	94.4	77%	53.3
Transaction-based clearing expenses	6.5	2%	6.4	12.4	8%	11.5
Introducing broker commissions	3.4	89%	1.8	7.0	126%	3.1
Interest expense	3.9	63%	2.4	7.2	125%	3.2
Net operating revenues	31.8	25%	25.5	67.8	91%	35.5
Variable direct compensation and benefits	6.8	15%	5.9	13.3	43%	9.3
Net contribution	25.0	28%	19.6	54.5	108%	26.2
Non-variable direct expenses	6.8	(8)%	7.4	14.4	17%	12.3
Segment income	$18.2	49%	$12.2	$40.1	188%	$13.9
The following table sets forth operating revenues by product line and selected data for Securities for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
	2016	% Change	2015	2016	% Change	2015
Operating revenues by product line (in millions):
Equity market-making	$19.5	27%	$15.3	$34.3	23%	$27.8
Debt trading	19.8	22%	16.2	45.7	189%	15.8
Investment banking	1.6	45%	1.1	2.8	—%	2.8
Asset management	4.7	34%	3.5	11.6	68%	6.9
	$45.6	26%	$36.1	$94.4	77%	$53.3
Selected data:
Equity market-making (gross dollar volume, millions)	$26,108.5	(3)%	$26,927.2	$50,407.2	(1)%	$51,061.2
Equity revenue per $1,000 traded	$0.75	32%	$0.57	$0.68	26%	$0.54
Average assets under management (millions)	$515.4	(8)%	$562.5	$581.9	—%	$580.5

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Operating revenues increased 26% to $45.6 million in the second quarter compared to $36.1 million in the prior year.
Operating revenues in our Securities segment are comprised of activities in four product lines, equity market-making, debt trading, investment banking and asset management. Operating revenues in equity market-making increased 27% in the second quarter compared to the prior year, despite a 3% decrease in the gross dollar volume traded, as spreads widened driving a 32% increase in the average revenue per $1,000 traded. Equity market-making operating revenues include the trading profits we earn before the related expense deduction for ADR conversion fees. These ADR fees are included in the consolidated income statements as ‘transaction-based clearing expenses’.
Operating revenues in debt trading increased 22% in the second quarter compared to the prior year, primarily as a result of continued growth in our domestic institutional fixed income business as well as improved performance in our Argentina operations in the second quarter. Operating revenues in investment banking increased 45% compared to the prior year. Asset management operating revenues increased 34% in the second quarter primarily related to an increase in fair value of investments, despite an 8% decrease in average assets under management to $515.4 million in the second quarter compared to $562.5 million in the prior year, which were impacted by the devaluation of the Argentine peso.
Segment income increased 49% to $18.2 million in the second quarter compared to $12.2 million in the prior year, primarily as a result of the increases in equity market-making and debt trading operating revenues. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 37% in the second quarter compared to 39% in the prior year.
Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015
Operating revenues increased 77% to $94.4 million in the current six months ended compared to $53.3 million in the prior year.
Operating revenues in Equity market-making increased 23% in the current six months ended compared to the prior year, as favorable market conditions drove a 26% increase in the average revenue per $1,000 traded.
Operating revenues in Debt Trading increased to $45.7 million in the current six months ended compared to $15.8 million in the prior year. This increase in operating revenues was a result of the acquisition of G.X. Clarke, which was effective on January 1, 2015 and thus only contributed operating revenues beginning in the second quarter of the prior year, as well as strong performance in Argentina as the result of the effect of the devaluation of the Argentine peso. Investment Banking operating revenues were flat in the current six months ended compared to the prior year, while asset management revenues increased 68% in the current six months ended to $11.6 million compared to $6.9 million in the prior year, primarily as a result of the effect of devaluation of the Argentine peso. Average assets under management were $581.9 million in the current six months ended compared to $580.5 million in the prior year.
Segment income increased 188% to $40.1 million in the current six months ended compared to $13.9 million in the prior year, primarily as a result of the strong performance in Equity market making and Debt Trading. Variable expenses, excluding interest, expressed as a percentage of operating revenues decreased to 35% in the current six months ended compared to 45% in the prior year, as the G.X. Clarke acquisition added significant operating revenues with a relatively low transaction-based clearing expense structure.
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
The following table provides the financial performance for Physical Commodities for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2016	% Change	2015	2016	% Change	2015
Revenues:
Sales of physical commodities	$3,548.0	(75)%	$14,291.6	$6,800.6	(76)%	$27,785.9
Trading gains (losses), net	0.7	n/m	(1.2)	—	n/m	(0.3)
Commission and clearing fees	0.1	—%	0.1	0.2	(50)%	0.4
Consulting and management fees	0.2	(60)%	0.5	0.6	(50)%	1.2
Interest income	1.7	89%	0.9	3.8	171%	1.4
Other income	—	—	—	—	—	—
Total revenues	3,550.7	(75)%	14,291.9	6,805.2	(76)%	27,788.6
Cost of sales of physical commodities	3,542.8	(75)%	14,285.5	6,791.4	(76)%	27,775.7
Operating revenues	7.9	23%	6.4	13.8	7%	12.9
Transaction-based clearing expenses	0.1	—%	0.1	0.3	—%	0.3
Introducing broker commissions	—	n/m	—	0.1	—%	0.1
Interest expense	1.0	150%	0.4	1.9	90%	1.0
Net operating revenues	6.8	15%	5.9	11.5	—%	11.5
Variable direct compensation and benefits	1.5	7%	1.4	2.8	8%	2.6
Net contribution	5.3	18%	4.5	8.7	(2)%	8.9
Non-variable direct expenses	3.4	62%	2.1	5.8	45%	4.0
Segment income	$1.9	(21)%	$2.4	$2.9	(41)%	$4.9

The following tables set forth operating revenue by product line and selected data for Physical Commodities for the periods indicated.

	Precious Metals
	Three Months Ended March 31,			Six Months Ended March 31,
	2016	% Change	2015	2016	% Change	2015
Total revenues	$3,470.9	(76)%	$14,238.9	$6,638.9	(76)%	$27,675.1
Cost of sales of physical commodities	3,465.9	(76)%	14,235.0	6,629.4	(76)%	27,667.7
Operating revenues	$5.0	28%	$3.9	$9.5	28%	$7.4
Selected data:
Gold equivalent ounces traded (000’s)	21,619.3	(43)%	38,145.1	45,139.1	(37)%	71,565.4
Average revenue per ounce traded	$0.23	130%	$0.10	$0.21	110%	$0.10

	Physical Ag’s & Energy
	Three Months Ended March 31,			Six Months Ended March 31,
	2016	% Change	2015	2016	% Change	2015
Total revenues	$79.8	51%	$53.0	$166.3	47%	$113.5
Cost of sales of physical commodities	76.9	52%	50.5	162.0	50%	108.0
Operating revenues	$2.9	16%	$2.5	$4.3	(22)%	$5.5

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Operating revenues for Physical Commodities increased 23% to $7.9 million in the second quarter compared to $6.4 million in the prior year.
Precious Metals operating revenues increased 28% to $5.0 million in the second quarter compared to $3.9 million in the prior year. Operating revenues increased from the prior year period, despite a 43% decline in the number of ounces traded as spreads widened in this business driving a 130% increase in the average revenue per ounce traded.
Operating revenues in Physical Ag’s & Energy increased 16% to $2.9 million in the second quarter compared to the prior year. The increase in operating revenues is primarily due to an increase in our customer volumes in the feed ingredient industry.
Segment income decreased 21% to $1.9 million in the second quarter compared to $2.4 million in the prior year, primarily as a result of a $1.3 million increase in bad debt expense in Physical Ag’s & Energy, related to customers in the renewal fuels industry.
Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015
Operating revenues for Physical Commodities increased to $13.8 million in the current six months ended compared to $12.9 million in the prior year.
Precious Metals operating revenues increased 28% to $9.5 million in the current six months ended compared to $7.4 million in the prior year. The increase in operating revenues was primarily driven by a widening of spreads due to market conditions, partially offset by a 37% decrease in the number of ounces traded.
Operating revenues in Physical Ag’s & Energy decreased 22% to $4.3 million in the current six months ended compared to $5.5 million in the prior year. The decrease in operating revenues is primarily due to a decline in overall customer volumes in the renewable fuels industry.
Segment income decreased 41% to $2.9 million in the current six months ended compared to $4.9 million in the prior year and was primarily a result of an increase in interest expense as a well as a $1.4 million increase in bad debt expense in the Physical Ag’s & Energy business.
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

The following table provides the financial performance and selected data for Clearing and Execution Services for the periods indicated.

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions)	2016	% Change	2015	2016	% Change	2015
Sales of physical commodities	$—	—	$—	$—	—	$—
Trading gains, net	5.7	14%	5.0	11.4	12%	10.2
Commission and clearing fees	25.9	3%	25.2	48.7	(3)%	50.0
Consulting and management fees	0.4	—%	0.4	0.8	—%	0.8
Interest income	1.3	44%	0.9	2.2	29%	1.7
Other	—	—	—	—	—	—
Total revenues	33.3	6%	31.5	63.1	1%	62.7
Cost of physical commodities sold	—	—	—	—	—	—
Operating revenues	33.3	6%	31.5	63.1	1%	62.7
Transaction-based clearing expenses	17.9	2%	17.5	33.3	(2)%	33.9
Introducing broker commissions	4.7	—%	4.7	8.6	(13)%	9.9
Interest expense	0.3	200%	0.1	0.4	100%	0.2
Net operating revenues	10.4	13%	9.2	20.8	11%	18.7
Variable direct compensation and benefits	2.2	29%	1.7	4.7	27%	3.7
Net contribution	8.2	9%	7.5	16.1	7%	15.0
Non-variable direct expenses	4.7	2%	4.6	9.1	7%	8.5
Segment income	$3.5	21%	$2.9	$7.0	8%	$6.5
Selected data:
Exchange-traded volume (contracts, 000’s)	20,943.0	(2)%	21,389.3	39,637.0	(5)%	41,510.3
Exchange-traded average rate per contract (1)	$1.16	4%	$1.12	$1.15	1%	$1.14
Average customer equity (millions)	$941.9	(12)%	$1,070.6	$943.1	(14)%	$1,102.2
Foreign exchange prime brokerage volume (U.S. notional, millions)	$154,108.5	43%	$108,135.9	$278,660.1	24%	$224,037.6
(1) Give-up fee revenues included in commission and clearing fees have been excluded from the calculation of exchange-traded average rate per contract.
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Operating revenues increased 6% to $33.3 million in the second quarter compared to $31.5 million in the prior year. Operating revenues are primarily generated from three sources: commission and clearing fee revenues from the execution and clearing of exchange-traded futures and options on futures contracts, trading gains, net, which primarily represents the spread retained in OTC foreign exchange customer prime brokerage activities, and interest income derived from cash balances in our customers’ accounts.
Commission and clearing fee revenues increased to $25.9 million in the second quarter compared to $25.2 million in the prior year despite a 2% decline in exchange-traded volumes as the average rate per contract increased 4% compared to the prior year period as a result of business mix. Interest income increased 44% to $1.3 million in the second quarter primarily as a result of the continued implementation of our interest rate management program and an increase in short-term rates. This was partially offset by a 12% decrease in average customer equity to $941.9 million.
Operating revenues in our customer prime brokerage product line, reflected on the “trading gains, net” line increased 14% to $5.7 million in the second quarter compared to $5.0 million in the prior year, as a result of a 43% increase in foreign exchange volumes driven by higher market volatility.
Segment income increased to $3.5 million in the second quarter compared to $2.9 million in the prior year, primarily as a result of the increase in operating revenues and a decline in variable expenses as a percentage of operating revenues. Variable expenses, excluding interest, as a percentage of operating revenues were 74% in the second quarter compared to 76% in the prior year.
Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015
Operating revenues increased 1% to $63.1 million in the current six months ended compared to $62.7 million in the prior year.

Commission and clearing fee revenues decreased 3% to $48.7 million in the current six months ended, as a result of a 5% decline in exchange-traded volumes, which was partially offset by a 1% increase in the average rate per contract compared to the prior-year period. Interest income, which continues to be constrained by the effect of low short term interest rates, was $2.2 million in the current six months ended compared to $1.7 million in the prior year. The increase in interest income was primarily driven by the continued implementation of our interest rate management program and an increase in short-term rates. This was partially offset by a 14% decrease in the average level of customer equity to $943.1 million compared to the prior year.
Operating revenues in our customer prime brokerage product line, reflected on the “trading gains, net” line increased 12% to $11.4 million in the current six months ended compared to $10.2 million in the prior year, as a result of a 24% increase in foreign exchange volumes as a result of market volatility.
Segment income increased to $7.0 million in the current six months ended compared to $6.5 million in the prior year, primarily as a result of the increase in operating revenues partially offset by an increase in non-variable compensation and benefits. Variable expenses, excluding interest, as a percentage of operating revenues declined to 74% in the current six months ended compared to 76% in the prior year.
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
As of March 31, 2016, we had total equity capital of $408.2 million, $45.5 million aggregate principal amount of our issued 8.5% senior unsecured notes, due in July 2020 and outstanding bank loans of $151.5 million.
A substantial portion of our assets are liquid. As of March 31, 2016, approximately 96% of our assets consisted of cash; securities purchased under agreements to resell; deposits with and receivables from exchange-clearing organizations, broker-dealers, clearing organizations and counterparties; customer receivables, marketable financial instruments and investments, and physical commodities inventory. All assets that are not customer and counterparty deposits are financed by our equity capital, senior unsecured notes, bank loans, short-term borrowings from financial instruments sold, not yet purchased and under repurchase agreements, and other payables.
As of March 31, 2016, we had deferred tax assets totaling $29.9 million. We are required to assess our deferred tax assets and the need for a valuation allowance at each reporting period. In assessing our ability to realize deferred tax assets, we consider whether it is more likely than not that we will not realize some or all of the deferred tax assets. We are required to record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of March 31, 2016 and September 30, 2015 was $3.2 million. The valuation allowances as of March 31, 2016 and September 30, 2015 were primarily related to U.S. state and local and foreign net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized.

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
Information related to bad debt expense for the six months ended March 31, 2016 and 2015 can be found in Note 5 of the Condensed Consolidated Financial Statements.
Primary Sources and Uses of Cash
Our assets and liabilities may vary significantly from period to period due to changing customer requirements, economic and market conditions and our growth. Our total assets as of March 31, 2016 and September 30, 2015, were $5,657.9 million and $5,070.0 million, respectively. Our operating activities generate or utilize cash as a result of net income or loss earned or incurred during each period and fluctuations in our assets and liabilities. The most significant fluctuations arise from changes in the level of customer activity, commodities prices and changes in the balances of financial instruments and commodities inventory. INTL FCStone Financial and INTL FCStone Ltd occasionally uses their margin line credit facilities, on a short-term basis, to meet intraday settlements with the commodity exchanges prior to collecting margin funds from their customers.

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
As of March 31, 2016, $152.1 million of cash, cash equivalent and available-for-sale investment securities was held by our foreign subsidiaries. If these funds are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds, up to the amount of undistributed foreign earnings of $262.9 million. However, our intent is to indefinitely reinvest these funds outside of the U.S., and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
As of March 31, 2016, $142.5 million of financial instruments owned and $142.8 million of financial instruments sold, not yet purchased, are exchangeable foreign equities and ADRs.
As of March 31, 2016, we had $45.5 million outstanding in aggregate principal amount of our 8.5% Senior Notes due 2020 (the “Notes”). The Notes were issued in July 2013, and bear interest at a rate of 8.5% per year (payable quarterly on January 30, April 30, July 30 and October 30 of each year). The Notes mature on July 30, 2020. We may redeem the Notes, in whole or in part, at any time on and after July 30, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not including, the redemption date.
In April 2015, we obtained a $4.0 million loan from a commercial bank, secured by equipment purchased with the proceeds. The note is payable in monthly installments, ending in March 2020. As of March 31, 2016, the current amount outstanding on the loan was $3.2 million.
As of March 31, 2016, we had four committed bank credit facilities, totaling $370.0 million, of which $148.3 million was outstanding. Additional information regarding our bank credit facilities can be found in Note 9 of the Condensed Consolidated Financial Statements. The credit facilities include:

•
A three-year syndicated loan facility, committed until March 18, 2019, under which INTL FCStone Inc. is entitled to borrow up to $205.0 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance working capital needs of us and certain subsidiaries. We amended the credit facility on March 18, 2016 resulting in an increase in the commitment from $140 million to $205 million, an extension of the maturity date to March 18, 2019, and the ability to increase the facility by an additional $50 million in the aggregate in one or more increases at any time prior to six months before the maturity date with the satisfaction of certain conditions. We paid debt issuance costs of $1.8 million in connection with the amendment of the credit facility, which are being amortized over the amended thirty-six month term.

•
An unsecured syndicated loan facility, committed until April 6, 2017, under which our subsidiary, INTL FCStone Financial Inc. is entitled to borrow up to $75.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

•
A syndicated loan facility, committed until May 1, 2017, under which our subsidiary, FCStone Merchant Services, LLC is entitled to borrow up to $65.0 million, subject to certain terms and conditions of the credit agreement. The loan proceeds are used to finance traditional commodity financing arrangements and commodity repurchase agreements. The Company amended the credit facility on March 15, 2016 resulting in an increase in the commitment from $40 million to $65 million

•
An unsecured syndicated loan facility, committed until October 31, 2016, under which our subsidiary, INTL FCStone Ltd is entitled to borrow up to $25.0 million, subject to certain terms and conditions of the credit agreement. This facility is intended to provide short-term funding of margin to commodity exchanges as necessary.

As reflected above, $165 million of the Company’s committed credit facilities are scheduled to expire within twelve months of this filing. We intend to renew or replace these facilities as they expire, and based on our liquidity position and capital structure, we believe we will be able to do so.
Additionally, we have a secured, uncommitted loan facility, under which our subsidiary, INTL FCStone Financial Inc. may borrow up to $50.0 million, collateralized by commodity warehouse receipts, to facilitate U.S. commodity exchange deliveries of its customers, subject to certain terms and conditions of the credit agreement.
Our facility agreements contain certain financial covenants relating to financial measures on a consolidated basis, as well as on a certain stand-alone subsidiary basis, including minimum tangible net worth, minimum regulatory capital, minimum net unencumbered liquid assets, maximum net loss, minimum fixed charge coverage ratio and maximum funded debt to net worth ratio. Failure to comply with any such covenants could result in the debt becoming payable on demand. As of March 31, 2016, we and our subsidiaries are in compliance with all of our financial covenants under the outstanding facilities.
We have contingent liabilities relating to certain acquisitions we have completed since December 2012. See Note 11 to the Condensed Consolidated Financial Statements for additional information on these contingent liabilities. The contingent liabilities for these estimated additional discounted purchase price considerations total $1.5 million as of March 31, 2016, and are included in ‘accounts payable and other accrued liabilities’ in the condensed consolidated balance sheets. We estimate cash payments during the next twelve months, related to these contingent liabilities, to be $0.9 million.
We contributed $0.8 million to our defined benefit pension plans during the six months ended March 31, 2016, and expect to contribute further a minimum of $1.3 million to the plans during the remainder of fiscal 2016.
Other Capital Considerations
Our activities are subject to various significant governmental regulations and capital adequacy requirements, both in the U.S. and overseas. Certain of our other non-U.S. subsidiaries are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate.
Our subsidiaries are in compliance with all of their capital regulatory requirements as of March 31, 2016. Additional information on these net capital and minimum net capital requirements can be found in Note 12 of the Condensed Consolidated Financial Statements.
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
Cash Flows
Our cash and cash equivalents decreased from $268.1 million as of September 30, 2015 to $203.2 million as of March 31, 2016, a net decrease of $64.9 million. Net cash of $147.3 million was used in operating activities, $8.0 million was used in investing activities and net cash of $97.4 million was provided by financing activities, of which $110.3 million was borrowed from lines of credit and increased the amounts payable to lenders under loans. Fluctuations in exchange rates decreased our cash and cash equivalents by $7.0 million.
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
We continuously evaluate opportunities to expand our business. Investing activities include $8.0 million in capital expenditures for property, plant and equipment in the current six months ended, compared to $1.9 million in the prior year. The increase in capital expenditures is primarily due to the purchase of IT equipment and trade system software as well as costs of leasehold improvements.
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
As part of the activities discussed above, we carry short positions. We sell financial instruments that we do not own, borrow the financial instruments to make good delivery, and therefore are obliged to purchase such financial instruments at a future date in order to return the borrowed financial instruments. We recorded these obligations in the condensed consolidated financial statements as of March 31, 2016 and September 30, 2015, at fair value of the related financial instruments, totaling $1,033.9 million and $568.3 million, respectively. These positions are held to offset the risks related to financial assets owned, and reported in our condensed consolidated balance sheets in ‘financial instruments owned, at fair value’, and ‘physical commodities inventory, net’. We will incur losses if the fair value of the financial instruments sold, not yet purchased, increases subsequent to March 31, 2016, which might be partially or wholly offset by gains in the value of assets held as of March 31, 2016. The totals of $1,033.9 million and $568.3 million include a net liability of $179.8 million and $54.1 million for derivatives, based on their fair value as of March 31, 2016 and September 30, 2015, respectively.
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
Management believes that the volatility of revenues is a key indicator of the effectiveness of our risk management techniques. The graph below summarizes volatility of our daily revenue, determined on a marked-to-market basis, during the six months ended March 31, 2016.

Marked-to-Market Revenues
Number of Days
0
5
10
15
20
25
30
35
40
13
40
40
24
8
1
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
Interest Rate Risk
In the ordinary course of our operations, we have interest rate risk from the possibility that changes in interest rates will affect the values of financial instruments and impact interest income earned. Within our domestic institutional fixed income business, we maintain a significant amount of trading assets and liabilities which are sensitive to changes in interest rates. These trading activities consists primarily of securities trading in connection with U.S. Treasury, U.S. government agency, agency mortgage-backed and agency asset-backed obligations. Derivative instruments, which consist of futures, mortgage-backed “to be announced” (TBA) securities and forward settling transactions, are used to manage risk exposures in the trading inventory. The Company enters into TBA securities transactions for the sole purpose of managing risk associated with the purchase of mortgage pass-through securities.
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
As part of this strategy, we currently hold $680 million in par value of medium term U.S. Treasury notes and $375 million in notional principal of interest rate swap derivative contracts, with the remainder being held in short term U.S. Treasury bills and AA-rated money market fund investments. The weighted-average time to maturity of the portfolio, excluding cash deposits and our investments in AA-rated money market funds, is 22 months. The U.S. Treasury notes and interest rate swaps are not designated for hedge accounting treatment, and changes in their fair values, which are volatile and can fluctuate from period to period, are recorded in earnings on a quarterly basis. During the three months ended March 31, 2016, operating revenues included unrealized gains of $6.9 million related to the change in fair value of these U.S. Treasury notes and interest rate swaps. During the six months ended March 31, 2016, operating revenues included unrealized gains of $0.2 million related to the change in fair value of these U.S. Treasury notes and interest rate swaps.
We manage interest expense using a combination of variable and fixed rate debt as well as including the average outstanding borrowings in our calculations of the notional value of interest rate swaps to be entered into as part of our interest rate management strategy discussed above. The debt instruments are carried at their unpaid principal balance which approximates fair value. At March 31, 2016, $148.3 million of our debt was variable-rate debt. We are subject to earnings and liquidity risks for changes in the interest rate on this debt. As of March 31, 2016, we had $48.7 million outstanding in fixed-rate long-term debt. There are no earnings or liquidity risks associated with our fixed-rate debt.
Item 4. Controls and Procedures
In connection with the filing of this Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2016. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.
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
There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
From time to time and in the ordinary course of business, we are involved in various legal and regulatory actions and proceedings, including tort claims, contractual disputes, employment matters, workers’ compensation claims and collections. We carry insurance that provides protection against certain types of claims, up to the policy limits of our insurance.
Sentinel Litigation
Prior to our July 1, 2015 merger of into INTL FCStone Financial Inc., our subsidiary FCStone, LLC, had a portion of its excess segregated funds invested with Sentinel Management Group Inc. (“Sentinel”), a registered futures commission merchant(“FCM”) and an Illinois-based money manager that provided cash management services to other FCMs. In August 2007, Sentinel halted redemptions to customers and sold certain of the assets it managed to an unaffiliated third party at a significant discount. On August 17, 2007, subsequent to Sentinel’s sale of certain assets, Sentinel filed for bankruptcy protection. In aggregate, $15.5 million of FCStone, LLC’s $21.9 million in invested funds were returned to it before and after Sentinel’s bankruptcy petition.

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
On March 28, 2016, the United States District Court for the Northern District of Illinois entered an order in favor of FCStone, LLC (now INTL FCStone Financial Inc.) and against the Trustee on the Trustee’s post-petition claim, in light of the Seventh Circuit’s opinion. The same court ruled against INTL FCStone Financial and in favor of the Trustee with respect to the funds held in reserve accounts.
On April 25, 2016, INTL FCStone Financial filed a Notice of Appeal to the United States Court of Appeals for the Seventh Circuit relating to the portion of the final judgment dated March 28, 2016 of the district court and INTL FCStone Financial’s claim to funds in reserve accounts. On April 26, 2016, the Trustee filed his Notice of Appeal from the March 28, 2016 final judgment of the district court.
We have determined that losses related to the Trustee’s appeal are neither probable nor reasonably possible. We believe the case is without merit and intend to defend ourselves vigorously.
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
Our common stock repurchase program activity for the three months ended March 31, 2016 was as follows.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares Remaining to be Purchased Under the Program
January 1, 2016 to January 31, 2016	—	$—	—	1,000,000
February 1, 2016 to February 29, 2016	280,238	25.70	280,238	719,762
March 1, 2016 to March 31, 2016	120,068	26.34	120,068	599,694
Total	400,306	$25.89	400,306

Item 6. Exhibits

10.1
Amendment to Secured Clearance Advance Facility Agreement entered into as of January 5, 2016, by and between INTL FCStone Financial Inc. as Customer and JPMorgan Chase Bank, N.A. (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2016).

10.2	INTL FCStone Inc. 2016 Executive Performance Plan (filed as Appendix A to the definitive proxy statement on Schedule 14A dated January 15, 2016 and incorporated herein by reference).

10.3	INTL FCStone Inc. 2016 Long-Term Performance Incentive Plan (filed as Appendix B to the definitive proxy statement on Schedule 14A dated January 15, 2016 and incorporated herein by reference).

10.4
Third Amendment to Credit Agreement entered into as of March 18, 2016 with Bank of America, N.A., as Administrative Agent, Lender, L/C Issuer and Swing Line Lender, Capital One, National Association, as Syndication Agent and a Lender, Bank Hapoalim B.M., BMO Harris Bank N.A., BankUnited, N.A. and Barclays Bank PLC, as additional Lenders, and with the lenders from time to time parties thereto (incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2016).

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
INTL FCStone Inc.

Date:	May 4, 2016	/s/ Sean M. O’Connor
Sean M. O’Connor
Chief Executive Officer

Date:	May 4, 2016	/s/ William J. Dunaway
William J. Dunaway
Chief Financial Officer